Form 10-Q
period 1996-06-30
INHALE THERAPEUTIC SYSTEMS
filed 1996-08-14
CIK 906709

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1996
                                       or,
/ / TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from_______________to_______________.

                         COMMISSION FILE NUMBER: 0-23556

                           INHALE THERAPEUTIC SYSTEMS
             (Exact name of registrant as specified in its charter)

         CALIFORNIA                                      94-3134940
(State of other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                             1060 EAST MEADOW CIRCLE
                           PALO ALTO, CALIFORNIA 94303
                    (Address of principal executive offices)

                                  415-354-0700
              (Registrant's telephone number, including area code)

              1001 East Meadow Circle, Palo Alto, California 94303
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. /X/ Yes   / / No


The number of outstanding shares of the registrant's Common Stock, no par value, was 11,532,262 as of July 16, 1996.

                           INHALE THERAPEUTIC SYSTEMS

                                     INDEX

PART I: FINANCIAL INFORMATION

                                                                                                        PAGE

Item 1.           Condensed Financial Statements - unaudited..............................................3

                  Condensed Balance Sheets - June 30, 1996 and December 31, 1995..........................3

                  Condensed Statements of Operations for the three months and six months ended June 30, 1996 and 1995........................................................4

                  Condensed Statements of Cash Flows for the six months ended June 30, 1996 and 1995............................................................................5

                  Notes To Condensed Financial Statements.................................................6

Item 2.           Management's Discussion and Analysis of Financial Condition and
                      Result of Operations................................................................7

PART II:  OTHER INFORMATION

Item 1.           Legal Proceedings......................................................................11

Item 2.           Changes in Securities..................................................................11

Item 3.           Defaults Upon Senior Securities........................................................11

Item 4.           Submission of Matters to a Vote of Security Holders....................................11

Item 5.           Other Information......................................................................12

Item 6.           Exhibits and Reports on Form 8-K.......................................................12

                  Signatures.............................................................................13

Item 1.

                           INHALE THERAPEUTIC SYSTEMS

                            Condensed Balance Sheets
                                 (in thousands)

                                                                              June 30, 1996   December 31, 1995
                                                                              -------------   -----------------
                                                                               (unaudited)

                                                      ASSETS

Current assets:
     Cash and cash equivalents                                                    $  7,951        $  3,834
     Short-term investments                                                         26,343          16,093
     Other current assets                                                            1,157             487
                                                                                  --------        --------
         Total current assets                                                       35,451          20,414

Property and equipment, net                                                          3,112           2,660
Deposits and other assets                                                              165             174
                                                                                  --------        --------
                                                                                  $ 38,728        $ 23,248
                                                                                  ========        ========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities                                     $  1,610        $  1,616
     Other current liabilities                                                         973             519
     Deferred revenue - current portion                                                470             578
                                                                                  --------        --------
         Total current liabilities                                                   3,053           2,713

Equipment financing obligations                                                        256             353

Stockholders' equity:
     Common stock, no par value: 30,000
     shares authorized, 11,532 shares and
     10,142 shares issued and outstanding at
     June 30, 1996 and December 31, 1995,
     respectively                                                                   57,744          38,202

     Deferred compensation                                                            (169)           (250)
     Deficit accumulated during the development
         stage                                                                     (22,156)        (17,770)
                                                                                  --------        --------

         Total shareholders' equity                                                 35,419          20,182
                                                                                  --------        --------
                                                                                   $38,728         $23,248
                                                                                  ========         =======

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                           INHALE THERAPEUTIC SYSTEMS

                       Condensed Statements of Operations
                  (in thousands, except per share information)
                                   (unaudited)

                                            Three Months Ended             Six Months Ended
                                                 June 30,                       June 30,
                                                 --------                       --------

                                          1996            1995            1996            1995
                                          ----            ----            ----            ----

Contract research revenue               $  1,448        $  1,021        $  2,930        $  1,609

Costs and expenses:
   Research and development                3,516           2,174           6,433           4,135
   General and administrative                854             782           1,555           1,795
                                        --------        --------        --------        --------

   Total operating costs and
       expenses                            4,370           2,956           7,988           5,930
                                        --------        --------        --------        --------

Loss from operations                      (2,922)         (1,935)         (5,058)         (4,321)

Interest income, net                         437             351             672             561
                                        --------        --------        --------        --------

Net loss                                $ (2,485)       $ (1,584)       $ (4,386)       $ (3,760)
                                        ========        ========        ========        ========

Net loss per share                      $  (0.22)       $  (0.16)       $  (0.41)       $  (0.39)
                                        ========        ========        ========        ========

Shares used in computing net loss
       per share                          11,387          10,120          10,769           9,546
                                        ========        ========        ========        ========





See accompanying notes.

                           INHALE THERAPEUTIC SYSTEMS

                       Condensed Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)
                 Increase Decrease in Cash and Cash Equivalents

                                                                      Six Months Ended
                                                                          June 30,
                                                                          --------

                                                                    1996            1995
                                                                    ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash used in operations                                        $ (4,077)       $ (2,480)

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of available for sale securities                      (29,751)        (28,027)
   Sales of available for sale securities                            1,421           5,565
   Maturities of available for sale securities                      18,080           9,826
   Purchases of property and equipment, net                           (955)           (631)
                                                                  --------        --------

Net cash used in investing activities                              (11,205)        (13,267)


CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of equipment loan and capital lease obligations

                                                                      (143)           (106)
   Issuance of common stock, net of issuance costs

                                                                    19,542          12,243
                                                                  --------        --------
   Net cash provided by financing activities                        19,399          12,137
                                                                  --------        --------
   Net increase (decrease) in cash and cash equivalents              4,117          (3,610)

Cash and cash equivalents at beginning of period                     3,834          10,510
                                                                  --------        --------
Cash and cash equivalents at end of period                        $  7,951        $  6,900
                                                                  ========        ========

See accompanying notes.

                           INHALE THERAPEUTIC SYSTEMS

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  June 30,1996
                                   (unaudited)

1.   BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements of Inhale Therapeutic Systems ("Inhale" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of June 30, 1996, the related statements of operations for the three and six month periods ended June 30, 1996 and 1995 and cash flows for the six month period ended June 30, 1996 and 1995 are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Commission.

         Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.

2.       REVENUE RECOGNITION

         Contract revenue from collaborative research agreements is recorded when earned and as the related costs are incurred. Payments received which are related to future performance are deferred and recognized as revenue when earned over future performance periods. In accordance with contract terms, up-front and milestone payments from collaborative research agreements are considered reimbursements for costs incurred under the agreements, and accordingly, are generally recognized based on actual efforts expended over the terms of the agreements. Further, the Company defers recognition of revenue earned under arrangements with related parties that grant the Company an option to reacquire technology rights until such option expires. The Company's research revenue is derived primarily from clients in the pharmaceutical and biotechnology industries. All of the Company's research and development agreements are generally cancelable by the partner without significant penalty to the partner.

         Contract research revenue from two partners represented 73% and 14% of the Company's revenue in the six month period ended June 30, 1996. Contract revenue from two partners represented 69% and 20% of the Company's revenue in the same period last year. Costs of contract research revenue approximate such revenue and are included in research and development expenses.

3.   NET LOSS PER SHARE

         Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options, and a warrant are excluded from the computation as their effect is antidilutive.

4.   COLLABORATIVE AGREEMENT

         On March 1, 1996, the Company signed a collaboration agreement with Baxter Healthcare Corporation (a subsidiary of Baxter International) ("Baxter") to use Inhale's dry powder pulmonary delivery system as a technology platform for developing and launching therapeutic products. On April 9, 1996, Baxter purchased $20.0 million of Inhale Common Stock at a 25% market premium, based on the average market price prior to the signing of the agreement. Baxter will receive worldwide commercialization rights in exchange for making up to an estimated $60 million in research and development funding and milestone payments for the first four molecules, assuming successful development and continuation of the program by Baxter. Baxter also has an option to add molecules to the collaboration that could result in additional funding and milestone payments to Inhale. Inhale will receive royalties and manufacturing payments on sales of products developed through the collaboration. Additionally, under the terms of the agreement, Inhale has an option to reacquire technology rights.

         Inhale has primary responsibility for development of the selected therapeutics. Inhale will develop dry powder formulations for use with its portable inhalation device, and will process and package powders for clinical supplies and marketed products. Clinical trials also will be managed by Inhale. Baxter will be responsible for the worldwide commercialization of the products resulting from the collaboration.

Item 2.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

          This Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 1996 and 1995, should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K.

        The discussion in this Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein as well as those discussed under the caption "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

         Since its inception in July 1990, Inhale has been a development stage company engaged in the development of a pulmonary system for the delivery of macromolecule drugs for systemic and local lung applications. The Company has been unprofitable since inception and expects to incur significant and increasing additional operating losses over the next several years primarily due to increasing research and development expenditures and expansion of manufacturing facilities. To date, Inhale has not sold any products and does not anticipate receiving revenue from product sales or royalties in the near future. For the period from inception through June 30, 1996, the Company incurred a cumulative net loss of approximately $22.2 million. Inhale's sources of working capital have been equity financings, financings of equipment acquisitions, interest earned on investments of cash, and revenues from short-term research and feasibility agreements and development contracts.

         Inhale typically has been compensated for research and development expenses during initial feasibility work performed under collaborative arrangements. Inhale's strategy is to enter into development contracts with pharmaceutical and biotechnology corporate partners after feasibility is demonstrated. Partners that enter into collaborative agreements will pay for research and development expenses and will make payments to Inhale as it achieves certain key milestones. Inhale expects to receive royalties from its partners based on revenues received from product sales, and to receive revenue from the manufacturing of powders and the supply of devices. To date, one up-front signing payment and one milestone and no royalty payments have been received by the Company under its collaborative agreements. In certain cases, the Company may enter into collaborative agreements under which the Company's partners would manufacture or package powders or supply inhalation devices, thereby potentially limiting one or more sources of revenue for the Company. To achieve and sustain profitable operations, the Company, alone or with others, must successfully develop, obtain regulatory approval for, manufacture, introduce, market and sell products utilizing its pulmonary drug delivery system. There can be no assurance that the Company can generate sufficient product or contract research revenue to become profitable or to sustain profitability.

RESULTS OF OPERATIONS

         Revenues in the second quarter in 1996 were $1,448,000 compared to $1,021,000 in the second quarter of 1995, an increase of 42%. Revenues for the six months ended June 30, 1996 were $2,930,000 compared to $1,609,000 for the six months ended June 30, 1995, an increase of 82%. The increase in revenues was primarily due to revenue recognized under the Company's collaborative agreement entered into with Pfizer, Inc. ("Pfizer") on January 18, 1995. Such revenue was comprised of reimbursed research and development expenses and the amortization of the pro-rata portion of the up-front signing payment based on actual efforts expended. The collaboration covers the development of insulin products using Inhale's non-invasive pulmonary drug delivery system for macromolecules. Costs of contract research revenue approximate such revenue and are included in research and development expense.

         Research and development expenses increased to approximately $3,516,000 in the second quarter of 1996 from $2,174,000 in the second quarter of 1995, an increase of 62%. Research and development expenses for the six months ended

June 30, 1996 were $6,433,000 compared to $4,135,000 for the six months ended June 30, 1995, an increase of 56%. The increase is primarily attributed to continued expansion of research activities resulting from an increase in the number of projects, additional hiring of scientific personnel and increased costs of laboratory supplies and consulting services. The Company expects research, development and process development spending to increase significantly over the next few years as the Company continues to expand its research and development and commence its manufacturing efforts.

         General and administrative expenses increased to $854,000 in the second quarter of 1996 from $782,000 in the second quarter of 1995, an increase of 9%. The increase in the second quarter 1996 was due primarily to increased marketing consulting costs associated with collaborative agreements, and increased administrative staffing and support of the Company's increased research efforts. General and administrative expenses for the six months ended June 30, 1996 were $1,555,000 compared to $1,795,000 for the six months ended June 30, 1995, a decrease of 13%. Marketing consulting costs associated with the Company's collaborative agreements that were incurred in the first quarter of 1995 were not experienced at the same level in the same period this year. General and administrative expenses are expected to continue to increase to support increased levels of research, development and manufacturing activities and to cover the costs of being a public company.

         Net interest income increased to $437,000 in the second quarter of 1996 compared to $351,000 in the second quarter of 1995. Net interest income increased to $672,000 for the six months ended June 30, 1996 compared to $561,000 for the six months ended June 30, 1995. Interest income was earned on larger cash and investment balances held by the Company in the three and six month periods ended June 30, 1996, compared to the same period last year. The higher cash balance a result of the $20.0 million equity investment by Baxter on April 9, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations primarily through private placements of its equity securities, public offerings, contract research revenues, interest income earned on its investments of cash and financing of equipment acquisitions. On April 9, 1996, Baxter made a $20.0 million equity investment in Inhale at a 25% premium to market price in conjunction with an agreement the Company signed with Baxter in March 1996 to develop products using Inhale's non-invasive pulmonary drug delivery system for macromolecules. At June 1996, the Company had cash, cash equivalents and short-term investments of approximately $34.3 million.

         The Company's operations used cash of $4.1 million in the six months ended June 30, 1996, as compared to $2.5 million for the six months ended June 30, 1995. The increase in cash usage was due to increased operating expenses in the six month period ended June 30, 1996 as compared to the same period last year. These amounts differed from the Company's net operating losses in these periods due principally to depreciation expenses, and increases in accounts payable and accrued liabilities.

         The Company expects its cash requirements to increase due to expected increases in expenses related to the further research and development of its technologies resulting from a larger number of projects, development of drug formulations, process development for the manufacture and filling of powders and devices, marketing, and general and administrative costs. These expenses include, but are not limited to, increases in personnel and personnel related costs, capital equipment, inhalation device prototype construction and facilities expansion, including the planning and building of a late-stage clinical and early-stage commercial manufacturing facility.

         The Company believes that its cash, cash equivalents and short-term investments as of June 30, 1996 of approximately $34.3 million, together with the: i) potential future $5.0 million equity investment by Pfizer; and ii) interest income and possible additional equipment financing, will be sufficient to meet its operating expense and capital expenditure requirements at least through 1997. However, the Company's capital needs will depend on many factors, including continued scientific progress in its research and development arrangements, progress with pre-clinical and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs of developing and the rate of scale-up of the Company's powder processing and packaging technologies, the timing and cost of its late-stage clinical and early commercial production facility, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, the need to acquire licenses to new technologies and the status of competitive products. To satisfy its long-term needs, the Company intends to seek additional funding, as necessary, from corporate partners and from the sale of securities. There can be no assurance that additional funds, if and when required, will be available to the Company on favorable terms, if at all.

                           INHALE THERAPEUTIC SYSTEMS

PART II:  OTHER INFORMATION

Item 1.           Legal Proceedings  -  Not applicable

Item 2.           Changes in Securities  -  None

Item 3.           Defaults upon Senior Securities  -  None

Item 4.           Submission of Matters to a Vote of Security Holders

         (a) The Annual Meeting of Shareholders of Inhale Therapeutic Systems was held on May 15, 1996.

         (b) Robert B. Chess, John S. Patton, Terry L. Opdendyk, Mark J. Gabrielson, James B. Glavin and Melvin Perelman, Ph.d. were each elected to the Board of Directors to hold office until the next annual meeting of shareholders and until his successor is elected and has qualified, or until such director's earlier death, resignation or removal.

         (c) The matters voted upon at the meeting and the voting of shareholders with respect thereto are as follows:

                  1. The election of Robert B. Chess, John S. Patton, Terry L. Opdendyk, Mark J. Gabrielson, James B. Glavin and Melvin Perelman, Ph.d. to the Board of Directors to hold office until the next annual meeting of shareholders and until his successor is elected and has qualified, or until such director's earlier death, resignation or removal:

                                                          For                       Withheld
                                                          ---                       --------
                  Robert B. Chess                     10,734,723                       3,150
                  John S. Patton                      10,734,723                       3,150
                  Terry L. Opdendyk                   10,734,723                       3,150
                  Mark J. Gabrielson                  10,727,223                      10,650
                  James B. Glavin                     10,727,223                      10,650
                  Melvin Perelman, Ph.D.              10,728,025                       9,848

                  2. The amendment of the Company's 1994 Equity Incentive Plan to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 1,500,000 shares from 2,400,000 shares to 3,900,000 shares:
                           For: 8,627,636
                           Against: 1,606,412
                           Broker non-vote: 495,309
                           Abstain: 8,516

                  3. The amendment of the Company's 1994 Non-Employee Directors' Stock Option Plan to: (i) increase the initial grant thereunder from 7,200 shares to 14,400 shares; (ii) change from an annual option grant thereunder of 7,200 shares to a biennial grant of 14,400 shares; and (iii) change the vesting of options granted thereunder from 12 months to 24 months:
                           For: 9,889,830
                           Against: 242,085
                           Broker non-vote: 594,770
                           Abstain: 11,188

                  4. The ratification of the selection of Ernst & Young, LLP as independent auditors of the Company for its fiscal year ending December 31, 1996:

                  For:  10,735,473      Against:  700      Abstain:  1,700
                  Broker non-vote:  0

Item 5.           Other Information  -  None

Item 6.           Exhibits and Reports on Form 8-K

          (a)     Exhibits

          EXHIBIT       EXHIBIT TITLE
          -------       -------------
           3.1(3)       Restated Articles of Incorporation of the Registrant.

           3.2(1)       Bylaws of the Registrant.

           4.1          Reference is made to Exhibits 3.1 through 3.2.

           4.2(1)       Restated Investor Rights Agreement among the Registrant and certain other persons named therein, dated April 29, 1993, as amended October 29, 1993.

           4.3(1)       Stock Purchase Agreement between the Registrant and Robert M. Platz, dated August 2, 1990.

           4.4(1)       Stock Purchase Agreement between the Registrant and John S. Patton, dated August 2, 1990.

           4.5(1)       Warrant to purchase 18,182 Shares of Series C Preferred Stock between the Registrant and Phoenix leasing Incorporated, dated October 29, 1993.

           4.6(1)       Specimen stock certificates.

           4.7(1)       Stock Restriction Agreement between the Registrant and Robert M. Platz, dated September 13, 1991.

           4.8(1)       Stock Restriction Agreement between the Registrant and John S. Patton, Dated September 13, 1991.

           4.9(2)       Stock Purchase Agreement between the Registrant and Pfizer Inc., dated January 18, 1995.

          10.1(4)       Registrant's 1994 Equity Incentive Plan, as amended (the "Equity Incentive Plan").

          10.2(1)       Form of Incentive Stock Option under the Equity Incentive Plan.

          10.3(1)       Form of Nonstatutory Stock Option under the Equity Incentive Plan.

          10.4          Registrant's 1994 Non-Employee Directors' Stock Option Plan, as amended.

          10.5(1)       Registrant's 1994 Employee Stock Purchase Plan.

          10.6(1)       Standard Industrial Lease between the Registrant and W.F. Batton & Co., Inc., dated September 17, 1992, as amended September 18, 1992.

          10.7(1)       Master Equipment Lease between the Registrant and Phoenix Leasing Incorporated, dated August 15, 1992, and Schedules 1 to 4 thereto.

          10.8(1)       Senior Loan and Security Agreement between the Registrant and Phoenix Leasing Incorporated, dated
                        September 15, 1993.

          10.9(1)       Sublease Agreement between the Registrant and John S. Patton, dated September 13, 1991.

          10.10(2)      Offer Letter, dated September 16, 1994, from the Registrant to Jack M. Anthony.

          10.11(2)      Addendum to Lease dated September 17, 1992, between the Registrant and W.F. Batton & Marie A. Batton.

          10.12(6)      Lease dated May 31, 1995, between the Registrant and W.F. Batton & Marie A. Batton.

          10.13(6)      Addendum Number One to Lease dated September 17, 1992, between the Registrant and W.F. Batton &
                        Marie A. Batton.

          10.14(6)      Addendum to Lease dated May 31, 1995 between the Registrant and W.F. Batton & Marie A. Batton.

          10.15(6)      Addendum Number Two to Lease dated September 17, 1992, between the Registrant and W.F. Batton &
                        Marie A. Batton.

          10.16(5)      Stock Purchase Agreement between the Registrant and Baxter World Trade Corporation, dated March 1, 1996.

          27.1          Financial Data Scedule

- --------------------

(1) Incorporated by reference from the Company's Registration Statement on Form S-1 (No. 33-75924), as amended.

(2) Incorporated by reference from the Company's Registration Statement on Form S-1 (No. 33-89502), as amended.

(3) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

(4) Incorporated by reference from the Company's Registration Statement on Form S-8 (No. 333-07969).

(5) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

(6) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto.

                            INHALE THERAPEUTIC SYSTEMS

DATE: August 13, 1996          BY:  /S/ Robert B. Chess
      ---------------------         -------------------
                                      Robert  B. Chess

                                      President, Chief Executive Officer and
                                      Director

DATE: August 13, 1996          BY:  /S/ Ajit Gill
      ---------------------         -------------
                                      Ajit  S. Gill
                                      Chief Financial Officer
                                      (Principal Financial and Accounting
                                      Officer)