Form 10-Q
period 1996-09-30
INHALE THERAPEUTIC SYSTEMS
filed 1996-11-14
CIK 906709

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON,  DC  20549

                                      FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1996
                                         or,
[ ] TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                    to                     .
                              -------------------   ---------------------

                           COMMISSION FILE NUMBER: 0-23556

                              INHALE THERAPEUTIC SYSTEMS
                (Exact name of registrant as specified in its charter)

           CALIFORNIA                                   94-3134940
---------------------------------                  ---------------------
(State of other jurisdiction of                        (IRS Employer
 incorporation or organization)                      Identification No.)

                               1060 EAST MEADOW CIRCLE
                            PALO ALTO,  CALIFORNIA  94303
                       (Address of principal executive offices)

                                     415-354-0700
                 (Registrant's telephone number, including area code)

                                    Not applicable
-------------------------------------------------------------------------------
                 (Former name, former address and former fiscal year,
                            if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. [X] Yes        [  ]  No

                         APPLICABLE ONLY TO CORPORATE ISSUERS

The number of outstanding shares of the registrant's Common Stock, no par value, was 11,821,472 as of November 11, 1996.

                              INHALE THERAPEUTIC SYSTEMS
                                        INDEX



PART I: FINANCIAL INFORMATION
-----------------------------
                                                                            PAGE

Item 1.   Condensed Financial Statements - unaudited . . . . . . . . . . . . . 3

          Condensed Balance Sheets - September 30, 1996 and December 31, 1995. 3

          Condensed Statements of Operations for the three month and nine month periods ended September 30, 1996 and 1995 . . . . . . . 4

          Condensed Statements of Cash Flows for the nine months
            ended September 30, 1996 and 1995. . . . . . . . . . . . . . . . . 5

          Notes to Condensed Financial Statements. . . . . . . . . . . . . . . 6

Item 2.   Management's Discussion and Analysis of Financial Condition and
            Result of Operations . . . . . . . . . . . . . . . . . . . . . . . 7



PART II:  OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . .11

Item 2.   Changes in Securities. . . . . . . . . . . . . . . . . . . . . . . .11

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . .11

Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . . .11

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . . . . .11

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . .11

          Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .12

Item 1.
                              INHALE THERAPEUTIC SYSTEMS

                               Condensed Balance Sheets
                                    (in thousands)

                                               September 30, 1996    December 31, 1995
                                               ------------------    -----------------
                                                   (unaudited)
                                        ASSETS

Current assets:
   Cash and cash equivalents                        $    8,631             $  3,834
   Short-term investments                               22,409               16,093
   Other current assets                                  2,103                  487
                                                    ----------             --------
      Total current assets                              33,143               20,414

Property and equipment, net                              3,488                2,660
Deposits and other assets                                  202                  174
                                                    ----------             --------
                                                    $   36,833             $ 23,248
                                                    ----------             --------
                                                    ----------             --------

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities         $    1,524             $  1,616
   Accrued compensation                                    464                  519
   Deferred revenue - current portion                    1,358                  578
                                                    ----------             --------
      Total current liabilities                          3,346                2,713

Equipment financing obligations                            231                  353

Shareholders' equity:
   Common stock, no par value: 30,000
   shares authorized, 11,545 shares and
   10,142 shares issued and outstanding at
   September 30, 1996 and December 31, 1995,
   respectively.                                        57,794               38,202
   Deferred compensation                                  (129)                (250)
   Accumulated deficit                                 (24,409)             (17,770)
                                                    ----------             --------

      Total shareholders' equity                        33,256               20,182
                                                    ----------             --------
                                                    $   36,833             $ 23,248
                                                    ----------             --------
                                                    ----------             --------

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

SEE ACCOMPANYING NOTES.

                              INHALE THERAPEUTIC SYSTEMS

                          Condensed Statements of Operations
                     (in thousands, except per share information)
                                     (unaudited)




                                                  Three Months Ended     Nine Months Ended
                                                      September 30,         September 30,
                                                      -------------         -------------

                                                     1996       1995       1996       1995
                                                     ----       ----       ----       ----
Contract research revenue                          $ 1,791    $ 1,010    $ 4,722    $ 2,619

Operating costs and expenses:
   Research and development                          3,697      2,335     10,129      6,471
   General and administrative                          784        650      2,341      2,445
                                                   -------    -------    -------    -------

   Total operating costs and expenses                4,481      2,985     12,470      8,916
                                                   -------    -------    -------    -------
Loss from operations                                (2,690)    (1,975)    (7,748)    (6,297)

Interest income, net                                   437        320      1,109        882
                                                   -------    -------    -------    -------

Net loss                                           $(2,253)   $(1,655)   $(6,639)   $(5,415)
                                                   -------    -------    -------    -------
                                                   -------    -------    -------    -------

Net loss per share                                 $ (0.20)   $ (0.16)   $ (0.58)   $ (0.56)
                                                   -------    -------    -------    -------
                                                   -------    -------    -------    -------

Shares used in computing net loss per share         11,538     10,124     11,463      9,739
                                                   -------    -------    -------    -------
                                                   -------    -------    -------    -------



SEE ACCOMPANYING NOTES.

                              INHALE THERAPEUTIC SYSTEMS

                          Condensed Statements of Cash Flows
                   Increase/(Decrease) in Cash and Cash Equivalents
                                    (in thousands)
                                     (unaudited)





                                                             Nine Months Ended
                                                               September 30,
                                                               -------------

                                                              1996       1995
                                                              ----       ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash used in operations                                 $ (6,670)  $ (3,793)

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of available for sale securities               (39,118)   (38,691)
   Sales of available for sale securities                     2,020      5,865
   Maturities of available for sale securities               30,782     18,103
   Purchases of property and equipment, net                  (1,608)      (938)
                                                           --------   --------

Net cash used in investing activities                        (7,924)   (15,661)


CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of equipment financing obligations                 (201)      (164)
   Issuance of common stock, net of issuance costs           19,592     12,247
                                                           --------   --------

   Net cash provided by financing activities                 19,391     12,083
                                                           --------   --------

   Net increase/(decrease) in cash and cash equivalents       4,797     (7,371)

Cash and cash equivalents at beginning of period              3,834     10,510
                                                           --------   --------

Cash and cash equivalents at end of period                 $  8,631     $3,139
                                                           --------   --------
                                                           --------   --------


SEE ACCOMPANYING NOTES.

                              INHALE THERAPEUTIC SYSTEMS

                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  September 30,1996
                                      (unaudited)

1.  BASIS OF PRESENTATION

      The accompanying unaudited condensed financial statements of Inhale Therapeutic Systems ("Inhale" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of September 30, 1996, the related statements of operations for the three and nine month periods ended September 30, 1996 and 1995 and cash flows for the nine month period ended September 30, 1996 and 1995, are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the Commission.

      Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.

2. REVENUE RECOGNITION

      Contract revenue from collaborative research agreements is recorded when earned and as the related costs are incurred. Payments received which are related to future performance are deferred and recognized as revenue when earned over future performance periods. In accordance with contract terms, up-front and milestone payments from collaborative research agreements are considered reimbursements for costs incurred under the agreements, and accordingly, are generally recognized based on actual efforts expended over the terms of the agreements. The Company's research revenue is derived primarily from partners in the pharmaceutical and biotechnology industries. All of the Company's research and development agreements are generally cancelable by the partner without significant penalty to the partner.

      Contract research revenue from three partners represented 77%, 11% and 10%, respectively, of the Company's revenue in the nine month period ended September 30, 1996. Contract revenue from two partners accounted for 74% and 15% of the Company's revenue in the same period last year. Costs of contract research revenue approximate such revenue and are included in research and development expenses.

3. NET LOSS PER SHARE

      Net loss per share is computed using the weighted average number of shares of Common Stock outstanding. Common equivalent shares from stock options and a warrant are excluded from the computation as their effect is antidilutive.

4. SUBSEQUENT EVENTS

      On October 23, 1996 the Company signed a lease agreement for a third building of approximately 121,000 square feet. The lease has a fifteen year term. In connection with the lease agreement, the Company issued to the landlord warrants to purchase 20,000 shares of the Company's common stock, which are exercisable if the landlord provides the Company with financing of up to $5 million for leasehold improvements.

      On October 24, 1996 the Company received a second $5 million equity investment from Pfizer Inc. ("Pfizer") pursuant to a stock purchase agreement between the Company and Pfizer dated January 18, 1995. This investment was made at a 25% premium to the market price of the Company common stock. The first $5 million equity investment made by Pfizer on February 28, 1995 also was made at a 25% premium to the market price of the Company's common stock. These equity investments were made in conjunction with a collaborative agreement between the Company and Pfizer to collaborate on the development of insulin products using Inhale's non-invasive pulmonary drug delivery system.

Item 2.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

      This Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September
30, 1996 and 1995, should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The following discussion contains forward-looking statements that involve risk and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to those discussed herein, as well as those discussed under the heading "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances occuring after the date hereof or to reflect the occurance of unanticipated events.

OVERVIEW

      Since its inception in July 1990, Inhale has been engaged in the development of a pulmonary system for the delivery of macromolecule drugs for systemic and local lung applications. The Company has been unprofitable since inception and expects to incur significant and increasing additional operating losses over the next several years primarily due to increasing research and development expenditures and expansion of late stage clinical and early stage commercial manufacturing facilities. To date, Inhale has not sold any products and does not anticipate receiving revenue from product sales or royalties in the near future. For the period from inception through September 30, 1996, the Company incurred a cumulative net loss of approximately $24.4 million. Inhale's sources of working capital have been equity financing, financing of equipment acquisitions, interest earned on investments of cash, and revenues from short-term research and feasibility agreements and development contracts.

      Inhale typically has been compensated for research and development expenses during initial feasibility work performed under collaborative arrangements. Inhale's strategy is to enter into development contracts with pharmaceutical and biotechnology corporate partners after feasibility is demonstrated. Partners that enter into collaborative agreements will pay for research and development expenses and may make payments to Inhale as it achieves certain key milestones. Inhale expects to receive royalties from its partners based on revenues received from product sales, and to receive revenue from the manufacturing of powders and the supply of devices. To date, one up-front signing payment and two milestone and no royalty payments have been received by the Company under its collaborative agreements. In certain cases, the Company may enter into collaborative agreements under which the Company's partners would manufacture or package powders or supply inhalation devices, thereby potentially limiting one or more sources of revenue for the Company. To achieve and sustain profitable operations, the Company, alone or with others, must successfully develop, obtain regulatory approval for, manufacture, introduce, market and sell products utilizing its pulmonary drug delivery system. There can be no assurance that the Company can generate sufficient product or contract research revenue to become profitable or to sustain profitability.

RESULTS OF OPERATIONS

      Revenues in the third quarter of 1996 were $1,791,000, as compared to $1,010,000 in the third quarter of 1995, an increase of 77%. Revenues for the nine months ended September 30, 1996 were $4,722,000, as compared to $2,619,000 for the nine months ended September 30, 1995, an increase of 80%. The increase in revenues was primarily due to revenue recognized under the Company's collaborative agreement entered into with Pfizer, Inc. ("Pfizer") on January 18, 1995. Such revenue was comprised of reimbursed research and development expenses and the amortization of the pro-rata portion of the up-front signing and milestone payments based on actual efforts expended. The collaboration covers the development of insulin products using Inhale's non-invasive pulmonary drug delivery system for macromolecules. Costs of contract research revenue approximate such revenue and are included in research and development expense.

      Research and development expenses increased to approximately $3,697,000 in the third quarter of 1996 from $2,335,000 in the third quarter of 1995, an increase of 58%. Research and development expenses for the nine months ended September 30, 1996 increased to $10,129,000 from $6,471,000 for the nine months ended September 30, 1995, an increase of 57%. The increase is primarily attributed to continued expansion of research activities resulting from an increase in the number of projects, additional hiring of scientific personnel, and increased costs of laboratory supplies and consulting services. The Company expects research, development and process development spending to increase significantly over the next few years as the Company continues to expand its research and development and commence its early stage manufacturing efforts.

      General and administrative expenses increased to $784,000 in the third quarter of 1996 from $650,000 in the third quarter of 1995, an increase of 21%. General and administrative expenses for the nine months ended September 30, 1996 were $2,341,000, as compared to $2,445,000 for the nine months ended September 30, 1995, a decrease of 4%. The decrease in the first nine months of 1996 was due primarily to the marketing consulting costs associated with the Company's collaborative agreements that were incurred in the first quarter of 1995 but not experienced at the same level in the same period this year. General and administrative expenses are expected to continue to increase to support increased levels of research, development and manufacturing activities and to cover the costs of being a public company.

      Net interest income increased to $437,000 in the third quarter of 1996 compared to $320,000 in the third quarter of 1995. Net interest income increased to $1,109,000 for the nine months ended September 30, 1996 from $882,000 for the nine months ended September 30, 1995, an increase of 26%. Interest income was earned on larger cash and investment balances held by the Company in the three and nine month periods ended September 30, 1996, compared to the same periods last year. The higher cash balance is a result of the $20.0 million equity investment made by Baxter on April 9, 1996.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has financed its operations primarily through private placements of its equity securities, public offerings, contract research revenues, interest income earned on its investments of cash and financing of equipment acquisitions. On April 9, 1996, Baxter Healthcare Corporation ("Baxter") made a $20.0 million equity investment in Inhale at a 25% premium to market price in conjunction with an agreement the Company signed with Baxter in March 1996 to develop products using Inhale's non-invasive pulmonary drug delivery system for macromolecules. At September 1996, the Company had cash, cash equivalents and short-term investments of approximately $31.0 million.

      The Company's operations used cash of $6.7 million in the nine months ended September 30, 1996, as compared to $3.8 million for the nine months ended September 30, 1995. The increase in cash usage was due to increased operating expenses in the nine month period ended September 30, 1996 as compared to the same period last year. These amounts differed from the

Company's net operating losses in these periods due principally to depreciation expenses, and increases in accounts payable and accrued liabilities.

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

      The Company believes that its cash, cash equivalents and short-term investments as of September 30, 1996 of approximately $31.0 million, together with the: i) $5.0 million equity investment made by Pfizer on October 24, 1996; and ii) interest income and possible additional equipment financing, will be sufficient to meet its operating expense and capital expenditure requirements at least through 1997. However, the Company's capital needs will depend on many factors, including continued scientific progress in its research and development arrangements, progress with pre-clinical and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs of developing and the rate of scale-up of the Company's powder processing and packaging technologies, the timing and cost of its late-stage clinical and early commercial production facility, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, the need to acquire licenses to new technologies and the status of competitive products. To satisfy its long-term needs, the Company intends to seek additional funding, as necessary, from corporate partners and from the sale of securities. There can be no assurance that additional funds, if and when required, will be available to the Company on favorable terms, if at all.



PART II:  OTHER INFORMATION
---------------------------


Item 1.   Legal Proceedings  -  None

Item 2.   Changes in Securities  -  None

Item 3.   Defaults upon Senior Securities  -  None

Item 4.   Submission of Matters to a Vote of Security Holders  -  None

Item 5.   Other Information  -  None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

          The following exhibits are filed herewith or incorporated by reference

  EXHIBIT                                          EXHIBIT TITLE
------------------------------------------------------------------------------------------
 3.1(3)     Restated Articles of Incorporation of the Registrant.
 3.2(1)     Bylaws of the Registrant.
 4.1        Reference is made to Exhibits 3.1 through 3.2.
 4.2(1)     Restated Investor Rights Agreement among the Registrant and certain other persons named therein, dated April 29, 1993, as amended October 29, 1993.
 4.3(1)     Stock Purchase Agreement between the Registrant and Robert M. Platz, dated
            August 2, 1990.
 4.4(1)     Stock Purchase Agreement between the Registrant and John S. Patton, dated
            August 2, 1990.
 4.5(1)     Warrant to purchase 18,182 Shares of Series C Preferred Stock between the
            Registrant and Phoenix Leasing Incorporated, dated October 29, 1993.
 4.6(1)     Specimen stock certificate.
 4.7(1)     Stock Restriction Agreement between the Registrant and Robert M. Platz, dated
            September 13, 1991.
 4.8(1)     Stock Restriction Agreement between the Registrant and John S. Patton, dated
            September 13, 1991.
 4.9(2)     Stock Purchase Agreement between the Registrant and Pfizer Inc., dated
            January 18, 1995.
 4.10       Warrant to Purchase 10,000 shares of Common Stock between the Registrant and
            Thomas J. Peirona, dated November 1, 1996.
 4.11       Warrant to Purchase 10,000 shares of Common Stock between the Registrant and
            Kiet Nguyen, dated November 1, 1996.
 10.1(4)    Registrant's 1994 Equity Incentive Plan, as amended (the Equity Incentive Plan).
 10.2(1)    Form of Incentive Stock Option under the Equity Incentive Plan.
 10.3(1)    Form of Nonstatutory Stock Option under the Equity Incentive Plan.
 10.4(7)    Registrant's 1994 Non-Employee Directors' Stock Option Plan, as amended.
 10.5(1)    Registrant's 1994 Employee Stock Purchase Plan.
 10.6(1)    Standard Industrial Lease between the Registrant and W.F. Batton & Co., Inc., dated September 17, 1992, as amended September 18, 1992.
 10.7(1)    Master Equipment Lease between the Registrant and Phoenix Leasing Incorporated, dated August 15, 1992 and Schedules i to 4 thereto.
 10.8(1)    Senior Loan and Security Agreement between the Registrant and Phoenix Leasing
            Incorporated, dated September 15, 1993.
 10.9(1)    Sublicense Agreement between the Registrant and John S. Patton, dated
            September 13, 1991.
 10.10(2)   Offer Letter, dated September 16, 1994, from the Registrant to Jack M. Anthony.
 10.11(2)   Addendum to Lease dated September 17, 1992, between the Registrant and W.F. Batton &
            Marie A. Batton.
 10.12(6)   Lease dated May 31, 1995, between the Registrant and W.F. Batton &
            Marie A. Batton.
 10.13(6)   Addendum Number One to Lease dated September 17, 1992, between the Registrant and W.F. Batton & Marie A. Batton.
 10.14(6)   Addendum to Lease dated May 31, 1995 between the Registrant and W.F. Batton &
            Marie A. Batton.
 10.15(6)   Addendum Number Two to Lease dated September 17, 1992, between the Registrant and W.F. Batton & Marie A. Batton.
 10.16(5)   Stock Purchase Agreement between the Registrant and Baxter World Trade
            Corporation, dated March 1, 1996.
 10.17      Sublease and Lease Agreement, dated October 2, 1996, between the
            Registrant and T.M.T. Associates L.L.C.
 27.1       Financial Data Schedule


___________

(1) Incorporated by reference to the indicated exhibit in the Company's Registration Statement (No. 33-75942), as amended.
(2) Incorporated by reference to the indicated exhibit in the Company's Registration Statement (No. 33-89502), as amended.
(3) Incorporated by reference to the indicated exhibit in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
(4) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-07969).
(5) Incorporated by reference to the indicated exhibit in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.
(6) Incorporated by reference to the indicated exhibit in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
(7) Incorporated by reference to the indicated exhibit in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

         (b) No reports on Form 8-K were filed during the quarter ended September 30, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto.


                                            INHALE THERAPEUTIC SYSTEMS




DATE: November 14, 1996                          BY: /S/Robert B. Chess
                                                 ------------------------------
                                                 Robert  B. Chess
                                                 President, Chief Executive
                                                 Officer and Director




DATE: November 14, 1996                          BY: /S/Judi R. Lum
                                                 ------------------------------
                                                 Judi R. Lum
                                                 Chief Financial Officer