Form 10-Q
period 1997-03-31
INHALE THERAPEUTIC SYSTEMS
filed 1997-05-13
CIK 906709

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON,  DC  20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1997

                                         or,

[ ] TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________________ to ____________________

                         COMMISSION FILE NUMBER: 0-23556

                           INHALE THERAPEUTIC SYSTEMS
             (Exact name of registrant as specified in its charter)

     CALIFORNIA                                   94-3134940
-------------------------------        ---------------------------------
(State of other jurisdiction of        (IRS Employer Identification No.)
incorporation or organization)

                             1060 EAST MEADOW CIRCLE
                          PALO ALTO,  CALIFORNIA  94303
                    (Address of principal executive offices)

                                  415-846-2600
              (Registrant's telephone number, including area code)

                                 Not applicable
---------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes        [ ]  No



                       APPLICABLE ONLY TO CORPORATE ISSUERS

The number of outstanding shares of the registrant's Common Stock, no par value, was 13,642,004 as of May 1, 1997.

                           INHALE THERAPEUTIC SYSTEMS
                                     INDEX



PART I: FINANCIAL INFORMATION
                                                                          PAGE

Item 1.   Condensed Financial Statements - unaudited.....................   3

          Condensed Balance Sheets - March 31, 1997
             and December 31, 1996.......................................   3

          Condensed Statements of Operations for the three months
             ended March 31, 1997 and 1996...............................   4

          Condensed Statements of Cash Flows for the three months ended
             March 31, 1997 and 1996.....................................   5

          Notes to Condensed Financial Statements........................   6

Item 2.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations.......................................   7



PART II:  OTHER INFORMATION

Item 1.   Legal Proceedings..............................................  13

Item 2.   Changes in Securities..........................................  13

Item 3.   Defaults Upon Senior Securities................................  13

Item 4.   Submission of Matters to a Vote of Security Holders............  13

Item 5.   Other Information..............................................  13

Item 6.   Exhibits and Reports on Form 8-K...............................  14

          Signatures.....................................................  15

Item 1.

                            INHALE THERAPEUTIC SYSTEMS

                             Condensed Balance Sheets
                                  (in thousands)

                                                 March 31, 1997  December 31, 1996
                                                 --------------  -----------------
                                                   (unaudited)       (Note)
                                     ASSETS
Current assets:
     Cash and cash equivalents                      $   36,662     $  18,568
     Short-term investments                             31,123        17,741
     Other current assets                                  887         1,239
                                                    ----------     ---------
            Total current assets                        68,672        37,548

Property and equipment, net                              4,210         3,770
Deposits and other assets                                  135           174
                                                    ----------     ---------
                                                     $  73,017     $  41,492
                                                    ----------     ---------
                                                    ----------     ---------

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities       $    2,987     $   3,042
     Accrued compensation                                1,037           479
     Deferred revenue - current portion                  5,191         2,723
                                                    ----------     ---------
            Total current liabilities                    9,215         6,244

Equipment financing obligations                            175           187

Shareholders' equity:
     Common stock, no par value: 30,000
         shares authorized, 13,642 shares and
         11,835 shares issued and outstanding at
         March 31, 1997 and December 31, 1996,
         respectively.                                  93,415        62,840
     Deferred compensation                                 (47)          (88)
     Accumulated deficit                               (29,741)      (27,691)
                                                    ----------     ---------
           Total shareholders' equity                   63,627        35,061
                                                    ----------     ---------
                                                     $  73,017     $  41,492
                                                    ----------     ---------
                                                    ----------     ---------

Note:     The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


SEE ACCOMPANYING NOTES.

                             INHALE THERAPEUTIC SYSTEMS

                        Condensed Statements of Operations
                   (in thousands, except per share information)
                                   (unaudited)



                                       THREE MONTHS ENDED MARCH 31,
                                       -----------------------------
                                            1997           1996
                                       -----------------------------
Contract research revenue                 $  3,177      $  1,482

Operating costs and expenses:
    Research and development                 4,569         2,916
    General and administrative               1,382           702

                                          --------      --------
Total operating costs and expenses           5,951         3,618
                                          --------      --------

Loss from operations                        (2,774)       (2,136)


Interest income, net                           730           235

                                          --------      --------

Net loss
                                         $  (2,044)     $ (1,901)
                                          --------      --------
                                          --------      --------

Net loss per share                       $   (0.16)     $  (0.19)
                                          --------      --------
                                          --------      --------

Shares used in computing net loss
  per share                                 12,878        10,151
                                          --------      --------
                                          --------      --------


SEE ACCOMPANYING NOTES.

                           INHALE THERAPEUTIC SYSTEMS

                       Condensed Statements of Cash Flows
                Increase/(Decrease) in Cash and Cash Equivalents
                                 (in thousands)
                                   (unaudited)

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                       -------------------------
                                                          1997          1996
                                                       ----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash provided by (used in) operations                 $  1,868     $  (3,039)


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of available for sale securities,
      net of sales and maturities                         (13,388)        1,462
   Purchases of property and equipment, net                  (898)         (344)
                                                         --------     ---------
Net cash provided by (used in) investing activities       (14,286)        1,118

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of equipment financing obligations                (63)          (62)
   Issuance of common stock, net of issuance costs         30,575            11
                                                         --------     ---------
   Net cash provided by financing activities               30,512        12,083
                                                         --------     ---------
Net increase (decrease) in cash and cash equivalents       18,094        (1,972)

Cash and cash equivalents at beginning of period           18,568         3,834
                                                         --------     ---------

Cash and cash equivalents at end of period               $ 36,662     $   1,862
                                                         --------     ---------
                                                         --------     ---------


SEE ACCOMPANYING NOTES.

                           INHALE THERAPEUTIC SYSTEMS

                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 March 31,1997
                                  (unaudited)

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements of Inhale Therapeutic Systems ("Inhale" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of March 31, 1997 and the related statements of operations and cash flows for the three month periods ended March 31, 1997 and 1996, are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Commission.

     Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.

2.   REVENUE RECOGNITION

     Contract revenue from collaborative research agreements is recorded when earned and as the related costs are incurred. Payments received which are related to future performance are deferred and recognized as revenue when earned over future performance periods. In accordance with contract terms, up-front and milestone payments from collaborative research agreements are considered reimbursements for costs incurred under the agreements, and accordingly, are generally recognized based on actual efforts expended over the terms of the agreements. The Company's research revenue is derived primarily from partners in the pharmaceutical and biotechnology industries. All of the Company's research and development agreements are generally cancelable by the partner without significant penalty to the partner. Contract research revenue from two partners represented 75% of the Company's revenue in the three month period ended March 31, 1997. Contract revenue from two partners accounted for 85% of the Company's revenue in the comparable period in 1996. Costs of contract research revenue approximate such revenue and are included in research and development expenses.

3.   NET LOSS PER SHARE

     Net loss per share is computed using the weighted average number of shares of Common Stock outstanding. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is antidilutive.

     In February 1997, the Financial Accounting Standard Board issued Statement No. 128, EARNINGS PER SHARE, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic, formerly primary, earnings per share, the dilutive effect of stock options will be excluded. The statement is expected to have no impact on the Company's primary or fully diluted earnings per share for the first quarter ended March 31, 1997 and March 31, 1996.

4.   EQUITY

     In February 1997 the Company received $30.4 million in net proceeds from a private placement of 1,800,000 shares its Common Stock to a group of institutional investors at a price of $18 per share.

Item 2.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 1997 and 1996 should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The following discussion contains forward-looking statements that involve risk and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein as well as those discussed under the heading "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

     Since its inception in July 1990, Inhale has been engaged in the development of a pulmonary system for the delivery of macromolecules and other drugs for systemic and local lung applications. The Company has been unprofitable since inception and expects to incur significant and increasing additional operating losses over the next several years primarily due to increasing research and development expenditures and expansion of late stage clinical and early stage commercial manufacturing facilities. To date, Inhale has not sold any products and does not anticipate receiving revenue from product sales or royalties in the near future. For the period from inception through March 31, 1997, the Company incurred a cumulative net loss of approximately $29.7 million. Inhale's sources of working capital have been equity financing, financing of equipment acquisitions, interest earned on investments of cash, and revenues from short-term research and feasibility agreements and development contracts.

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

RESULTS OF OPERATIONS

     Revenue in the first quarter of 1997 was $3,177,000, as compared to $1,482,000 in the first quarter of 1996, an increase of 114%. The increase in revenue was primarily due to the signing of additional corporate partners in 1997. In January 1997 the Company entered into a development agreement with Eli Lilly and Company ("Lilly") to develop pulmonary-delivery for a selected osteoporosis product. Under the terms of the agreement, Inhale will receive up to an estimated $20 million in initial fees, funding for research and milestone
payments.   In return, Lilly will receive global commercialization rights for the pulmonary delivery of the products with Inhale receiving royalties on any marketed products. In addition, in January 1997 the Company entered into an agreement with Centeon L.L.C. to develop a pulmonary formulation of alpha-1 proteinase inhibitor. Under this agreement the Company will receive up to an estimated $15 million in funding for research and milestone payments and royalties on future product sales. In return, Centeon will receive commercialization rights worldwide outside of Japan. Revenue for the first quarter of 1997 and 1996 was comprised of reimbursed research and development expenses and the amortization of the pro-rata portion of the up-front signing and milestone payments based on actual efforts expended. Costs of contract research revenue approximate such revenue and are included in research and development expense.

     Research and development expenses increased to approximately $4,569,000 in the first quarter of 1997 from $2,916,000 in the first quarter of 1996, an increase of 57%. The increase is primarily attributed to continued expansion of research activities resulting from an increase in the number of projects, additional hiring of scientific personnel, and increased costs of laboratory supplies and consulting services. The Company expects research, development and process development spending to increase significantly over the next few years as the Company continues to expand its research and development and prepares for its initial commercial manufacturing.

     General and administrative expenses increased to $1,382,000 in the first quarter of 1997 from $702,000 in the first quarter of 1996, an increase of 97%. The increase was due primarily to support of the Company's increased research efforts including administrative staffing, business development activities and marketing activities. General and administrative expenses are expected to continue to increase to support increased levels of research, development and manufacturing activities.

     Net interest income increased to $730,000 in the first quarter of 1997 compared to $235,000 in the first quarter of 1996, an increase of 211%.
Interest income was earned on larger cash and investment balances held by the Company in the quarter ended March 31, 1997, compared to the same period in 1996. The higher cash and investment balances are a result of the Company receiving milestone and research funding payments from collaborative partners as well as the completion of a private placement of the Company's Common Stock in February 1997 which raised net proceeds of $30.4 million.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations primarily through private placements and public offerings of its equity securities, contract research and milestone revenues, interest income earned on its investments of cash and financing of equipment acquisitions. On February 7, 1997 the Company completed a private placement of its Common Stock, selling 1.8 million newly issued shares for net proceeds of $30.4 million. At March 31, 1997, the Company had cash, cash equivalents and short-term investments of approximately $67.8 million.

     The Company's operations generated cash of $1.9 million in the three months ended March 31, 1997, as compared to the Company's operations using $3.0 million for the three months ended March 31, 1996. The increase in cash flow from operations is due primarily to the increase in advance payments received under the Company's collaborative agreements for work to be performed in future periods. Cash generated from operations differed from the Company's net operating losses in these periods due principally to depreciation expenses, decreases in accounts receivable and increases in accounts payable and accrued liabilities.

     The Company expects its cash requirements to increase due to expected increases in expenses related to the further research and development of its technologies resulting from a larger number of projects, development of drug formulations, process development for the manufacture and filling of powders and devices, marketing and general and administrative costs. These expenses include, but are not limited to, increases in personnel and personnel related costs, purchases of capital equipment, inhalation device prototype construction and facilities expansion, including the planning and building of a late-stage clinical and early-stage commercial manufacturing facility.

     The Company believes that its cash, cash equivalents and short-term investments as of March 31, 1997 of approximately $67.8 million, together with interest income and possible additional equipment financing, will be sufficient to meet its operating expense and capital expenditure requirements at least through 1998. However, the Company's capital needs will depend on many factors, including continued scientific progress in its research and development arrangements, progress with pre-clinical and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs of developing and the rate of scale-up of the Company's powder processing and packaging technologies, the timing and cost of its late-stage clinical and early commercial production facility, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, the need to acquire licenses to new technologies and the status of competitive products. To satisfy its long-term needs, the Company intends to seek additional funding, as necessary, from corporate partners and from the sale of securities. There can be no assurance that additional funds, if and when required, will be available to the Company on favorable terms, if at all.

RISK FACTORS

EARLY STAGE COMPANY. Inhale is in an early stage of development. There can be no assurance that the Company's pulmonary delivery technology will prove to be technically feasible or commercially applicable to a range of macromolecules and other drugs. Only four of the Company's pulmonary delivery formulations, insulin, Interleukin-1 Receptor, salmon calcitonin and a peptide for the treatment of osteoporosis have been subject to any human clinical testing. Although many of the underlying drug compounds with which the Company is working have been tested in humans by others using alternative delivery routes, Inhale's potential products will require extensive research, development, preclinical and clinical testing, and may involve lengthy regulatory review. There can be no assurance that any of the Company's potential products will prove safe and effective in clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at acceptable cost or be successfully marketed. Moreover, even if the Company's products prove to be safe and effective and are approved for marketing by the United States Food and Drug Administration ("FDA") and other regulatory authorities, there can be no assurance that health care providers, payors or patients will accept the Company's products. Any failure of the Company to achieve technical feasibility, demonstrate safety, achieve clinical efficacy, obtain regulatory approval or, together with partners, successfully market products, would have a material adverse effect on the Company.

HISTORY OF OPERATING LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY. The Company has not been profitable since inception and, through March 31, 1997, had incurred a cumulative deficit of approximately $29.7 million. The Company expects to continue to incur substantial and increasing losses over at least the next several years as the Company's research and development efforts, preclinical and clinical testing activities and manufacturing scale-up efforts expand and as the Company plans and builds its late stage clinical and early commercial production facility. All of the Company's potential products are in research or in the early stages of development, and no revenues have been generated from approved product sales. The Company's revenues to date have consisted primarily of payments under short-term research and feasibility agreements and development contracts. To achieve and sustain profitable operations, the Company, alone or with others, must successfully develop, obtain regulatory approval for, manufacture, introduce, market and sell products utilizing its pulmonary drug delivery system. There can be no assurance that the Company can generate sufficient product or contract research revenue to become profitable or to sustain profitability.

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

DEPENDENCE UPON PROPRIETARY TECHNOLOGY, UNCERTAINTY OF OBTAINING LICENSES OR DEVELOPING TECHNOLOGY. The Company's success will depend in part upon protecting its proprietary technology from infringement, misappropriation, duplication and discovery. The Company intends to rely principally on a combination of patent law, trade secrets and contract law to protect its proprietary technology in the United States and abroad. Inhale has filed patent applications covering certain aspects of its device, powder processing technology, and powder formulations and pulmonary route of delivery for certain molecules, and plans to file additional patent applications. On October 17, 1995 the United States Patent and Trademark Office ("PTO") issued U.S. Patent No. 5,458,135 to Inhale covering the use of its device as a method for delivering powder formulations of drugs to the lung. There can be no assurance that any of the patents applied for by the Company will issue, or that any patents that issue will be valid and enforceable. Even if such patents are enforceable, the Company anticipates that any attempt to enforce its patents could be time consuming and costly.

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

HIGHLY COMPETITIVE INDUSTRY; RISK OF TECHNOLOGICAL OBSOLESCENCE. The biotechnology and pharmaceutical industries are highly competitive and rapidly evolving and significant developments are expected to continue at a rapid pace. The Company's success depends upon maintaining a competitive position in the development of products and technologies for pulmonary delivery of pharmaceutical drugs. If a competing company were to develop or acquire rights to a better dry powder pulmonary delivery device or fine powder processing technology, a better system for efficiently and reproducibly delivering drugs to the deep lung, a non-invasive drug delivery system which is more attractive for the delivery of drugs than pulmonary delivery, or an invasive delivery system which overcomes some of the drawbacks of current invasive systems for chronic or subchronic indications (such as a sustained release system), the Company's business would be materially adversely affected.

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

     (#)  Exhibits

     The following exhibits are filed herewith or incorporated by reference

 EXHIBIT                           EXHIBIT TITLE
------------------------------------------------------------------------------
3.1 (3)   Restated Articles of Incorporation of the Registrant.
3.2 (1)   Bylaws of the Registrant.
4.1       Reference is made to Exhibits 3.1 through 3.2.
4.2 (1) Restated Investor Rights Agreement among the Registrant and certain other persons named therein, dated April 29, 1993, as amended
          October 29, 1993.
4.5 (1) Warrant to purchase 18,182 Shares of Series C Preferred Stock between the Registrant and Phoenix Leasing Incorporated, dated
          October 29, 1993.
4.6 (1)   Specimen stock certificate.
4.9 (2) Stock Purchase Agreement between the Registrant and Pfizer Inc., dated January 18, 1995.
4.10 (8) Warrant to purchase 10,000 shares of Common Stock between the Registrant and Thomas J. Peirona, dated November 1, 1996.
4.11 (8) Warrant to purchase 10,000 shares of Common Stock between the Registrant and Kiet Nguyen, dated November 1, 1996.
4.12 (9) Form of Stock Purchase Agreement between the Registrant and the Selling Shareholders dated January 28, 1997.
10.1 (4)  Registrant's 1994 Equity Incentive Plan (the "Equity Incentive Plan").
10.2 (1)  Form of Incentive Stock Option under the Equity Incentive Plan.
10.3 (1)  Form of Nonstatutory Stock Option under the Equity Incentive Plan.
10.4 (7)  Registrant's 1994 Non-Employee Directors' Stock Option Plan, as
          amended.
10.5 (1)  Registrant's 1994 Employee Stock Purchase Plan.
10.6 (1) Standard Industrial Lease between the Registrant and W.F. Batton & Co., Inc., dated September 17, 1992, as amended September 18, 1992.
10.7 (1) Master Equipment Lease between the Registrant and Phoenix Leasing Incorporated, dated August 15, 1992 and Schedules i to 4 thereto.
10.8 (1) Senior Loan and Security Agreement between the Registrant and Phoenix Leasing Incorporated, dated September 15, 1993.
10.9 (1) Sublicense Agreement between the Registrant and John S. Patton, dated September 13, 1991.
10.10(2) Offer Letter, dated September 16, 1994, from the Registrant to Jack M. Anthony.
10.11(2) Addendum to Lease dated September 17, 1992, between the Registrant and W.F. Batton & Marie A. Batton.
10.12(6)  Lease dated May 31, 1995, between the Registrant and W.F. Batton
          & Marie A. Batton.
10.13(6)  Addendum Number One to Lease dated September 17, 1992, between the Registrant and W.F. Batton & Marie A. Batton.
10.14(6)  Addendum to Lease dated May 31, 1995 between the Registrant and
          W.F. Batton & Marie A. Batton.
10.15(6)  Addendum Number Two to Lease dated September 17, 1992, between the Registrant and W.F. Batton & Marie A. Batton.
10.16(5)  Stock Purchase Agreement between the Registrant and Baxter World
          Trade Corporation, dated March 1, 1996.
10.17(8) Sublease and Lease Agreement, dated October 2, 1996 between the Registrant and T.M.T. Associates L.L.C.
27.1      Financial Data Schedule
___________

(1) Incorporated by reference to the indicated exhibit in the Company's Registration Statement (No. 33-75942), as amended.

(2) Incorporated by reference to the indicated exhibit in the Company's Registration Statement (No. 33-89502), as amended.
(3) Incorporated by reference to the indicated exhibit in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
(4) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-07969).
(5) Incorporated by reference to the indicated exhibit in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.
(6) Incorporated by reference to the indicated exhibit in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
(7) Incorporated by reference to the indicated exhibit in the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.
(8) Incorporated by reference to the indicated exhibit in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
(9) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 333-20787)


 (b) Reports on Form 8-K.

     On February 6, 1997 the Company filed a report on Form 8-K providing an update of the Company's activities.

 (c) See Exhibits listed under Item 14(a)(3).



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto.

                                               INHALE THERAPEUTIC SYSTEMS




DATE: May 13, 1997                             BY: /S/Robert B. Chess
                                                  -------------------------
                                                  Robert  B. Chess
                                                  President, Chief Executive
                                                  Officer and Director


DATE: May 13, 1997                             BY: /S/Judi R. Lum
                                                  -------------------------
                                                  Judi R. Lum
                                                  Chief Financial Officer