Form 10-Q
period 1997-06-30
INHALE THERAPEUTIC SYSTEMS
filed 1997-08-13
CIK 906709

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1997

                                      or,

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

For the transition period from _____________ to _____________

                      COMMISSION FILE NUMBER: 0-23556

                        INHALE THERAPEUTIC SYSTEMS
           (Exact name of registrant as specified in its charter)

         CALIFORNIA                                     94-3134940
-------------------------------             ---------------------------------
(State of other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

                              1525 INDUSTRIAL WAY
                          BELMONT,  CALIFORNIA  94002
                    (Address of principal executive offices)

                                  650-631-3100
             (Registrant's telephone number, including area code)

                                 Not applicable
------------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                       if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. [X] Yes       [ ]  No

The number of outstanding shares of the registrant's Common Stock, no par value, was 13,683,960 as of August 1, 1997.

                              INHALE THERAPEUTIC SYSTEMS
                                        INDEX



PART I: FINANCIAL INFORMATION                                            PAGE

Item 1.  Condensed Financial Statements - unaudited . . . . . . . . . . . .3

         Condensed Balance Sheets - June 30, 1997 and December 31, 1996 . .3

         Condensed Statements of Operations for the three and six month periods ended June 30, 1997 and 1996  . . . . . . . . . . . . .4

         Condensed Statements of Cash Flows for the six month period ended June 30, 1997 and 1996. . . . . . . . . . . . . . . . . .5

         Notes to Condensed Financial Statements. . . . . . . . . . . . . .6

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations . . . . . . . . . . . . . . . . . . . . .7



PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .13

Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . . .13

Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . .13

Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . .13

Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . .13

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . .14

         Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . .15

Item 1.
                              INHALE THERAPEUTIC SYSTEMS

                               Condensed Balance Sheets
                                    (in thousands)

                                                          June 30, 1997     December 31, 1996
                                                          -------------     -----------------
                                                           (unaudited)           (Note)
                                   ASSETS
Current assets:
  Cash and cash equivalents                                 $  33,149           $  18,568
  Short-term investments                                       28,020              17,741
  Note receivable                                               5,000                -
  Other current assets                                          1,797               1,239
                                                            ---------           ---------
     Total current assets                                      67,966              37,548

Property and equipment, net                                     6,701               3,770
Deposits and other assets                                         135                 174
                                                            ---------           ---------
                                                            $  74,802           $  41,492
                                                            ---------           ---------
                                                            ---------           ---------

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                  $   5,160           $   3,042
  Accrued compensation                                          1,257                 479
  Deferred revenue                                              6,208               2,723
                                                            ---------           ---------
     Total current liabilities                                 12,625               6,244

Equipment financing obligations                                   162                 187

Shareholders' equity:
  Common stock, no par value: 30,000
   shares authorized, 13,681 shares and
   11,835 shares issued and outstanding at
   June 30, 1997 and December 31, 1996,
   respectively                                                94,055              62,840
  Deferred compensation                                            (7)                (88)
  Accumulated deficit                                         (32,033)            (27,691)
                                                            ---------           ---------
     Total shareholders' equity                                62,015              35,061
                                                            ---------           ---------
                                                            $  74,802           $  41,492
                                                            ---------           ---------
                                                            ---------           ---------


Note:   The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

SEE ACCOMPANYING NOTES.

                            INHALE THERAPEUTIC SYSTEMS

                        Condensed Statements of Operations
                   (in thousands, except per share information)
                                  (unaudited)


                                              THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                              ---------------------------    -------------------------
                                                    1997             1996           1997          1996
                                              ----------       ----------    -----------    ----------
Contract research revenue                     $    3,973       $    1,448    $     7,150    $    2,930

Operating costs and expenses:
    Research and development                       5,644            3,516         10,213         6,433
    General and administrative                     1,517              854          2,899         1,555

                                              ----------       ----------    -----------    ----------
Total operating costs and expenses                 7,161            4,370         13,112         7,988
                                              ----------       ----------    -----------    ----------

Loss from operations                              (3,188)          (2,922)        (5,962)       (5,058)

Interest income, net                                 890              437          1,620           672

                                              ----------       ----------    -----------    ----------
Net loss                                      $   (2,298)      $   (2,485)   $    (4,342)   $   (4,386)
                                              ----------       ----------    -----------    ----------
                                              ----------       ----------    -----------    ----------

Net loss per share                            $    (0.17)      $    (0.22)   $     (0.33)   $    (0.41)
                                              ----------       ----------    -----------    ----------
                                              ----------       ----------    -----------    ----------

Shares used in computing net loss per share       13,648           11,387         13,263        10,769
                                              ----------       ----------    -----------    ----------
                                              ----------       ----------    -----------    ----------


SEE ACCOMPANYING NOTES.

                              INHALE THERAPEUTIC SYSTEMS

                          Condensed Statements of Cash Flows
                    Increase/(Decrease) in Cash and Cash Equivalents
                                   (in thousands)
                                    (unaudited)

                                                                                   SIX MONTHS
                                                                                  ENDED JUNE 30,
                                                                             -----------------------
                                                                                 1997           1996
                                                                             -----------------------
Cash flows from operating activities:
   Cash provided by (used in) operations                                     $(1,733)       $(4,077)

Cash flows from investing activities:
   Purchases of available for sale securities, net of sales and maturities   (10,266)       (10,250)
   Purchases of property and equipment                                        (3,919)          (955)
                                                                             -------       --------
Net cash provided by (used in) investing activities                          (14,185)       (11,205)

Cash flows from financing activities:
   Payments of equipment financing obligations                                  (103)          (143)
   Issuance of common stock, net of issuance costs                            30,602         19,542
                                                                             -------       --------
   Net cash provided by financing activities                                  31,099         19,399

Net increase (decrease) in cash and cash equivalents                          14,581          4,117

Cash and cash equivalents at beginning of period                              18,568          3,834
                                                                             -------       --------

Cash and cash equivalents at end of period                                   $33,149       $  7,951
                                                                             -------       --------
                                                                             -------       --------


SEE ACCOMPANYING NOTES.

                              INHALE THERAPEUTIC SYSTEMS

                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                    June 30, 1997
                                     (unaudited)

1.  BASIS OF PRESENTATION

    The accompanying unaudited condensed financial statements of Inhale Therapeutic Systems ("Inhale" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of June 30, 1997 and the related statements of operations for the three and six month periods ended June 30, 1997 and 1996 and cash flows for the six month periods ended June 30, 1997 and 1996 are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Commission.

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

    Contract research revenue from two partners represented 71% of the Company's revenue in the six month period ended June 30, 1997. Contract revenue from two partners accounted for 87% of the Company's revenue in the comparable period in 1996. Costs of contract research revenue approximate such revenue and are included in research and development expenses.

3.  NOTE RECEIVABLE

    In April 1997 the Company provided the landlord of its facility in Belmont, California a short term loan of $5.0 million. The loan bears interest at 8.0%. The Company receives monthly interest payments and the principal is due and payable at the end of the six-month loan term. In addition, the loan is secured by a deed of trust on the facility. The loan is recorded on the balance sheet at June 30, 1997 as a note receivable.

4.  NET LOSS PER SHARE

    Net loss per share is computed using the weighted average number of shares of Common Stock outstanding. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is antidilutive.

    In February 1997, the Financial Accounting Standard Board issued Statement No. 128, EARNINGS PER SHARE, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic, formerly primary, earnings per share, the dilutive effect of stock options will be excluded. The statement is expected to have no impact on the Company's primary or fully diluted earnings per share for the three and six month periods ended March 31, 1997 and June 30, 1997.

5.  EQUITY

    In February 1997 the Company received $30.4 million in net proceeds from a private placement of 1,800,000 shares its Common Stock to a group of institutional investors at a price of $18 per share.

ITEM 2.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                              OPERATIONS

    This Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and six month periods ended June 30, 1997 and 1996 should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The following discussion contains forward-looking statements that involve risk and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein as well as those discussed under the heading "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

OVERVIEW

    Since its inception in July 1990, Inhale has been engaged in the development of a pulmonary system for the delivery of macromolecules and other drugs for systemic and local lung applications. The Company has been unprofitable since inception and expects to incur significant and increasing additional operating losses over the next several years primarily due to increasing research and development expenditures and expansion of late stage clinical and early stage commercial manufacturing facilities. To date, Inhale has not sold any products and does not anticipate receiving revenue from product sales or royalties in the near future. For the period from inception through June 30, 1997, the Company incurred a cumulative net loss of approximately $32.0 million. The sources of working capital have been equity financing, financing of equipment acquisitions, interest earned on investments of cash, and revenues from short-term research and feasibility agreements and development contracts.

    Inhale typically has been compensated for research and development expenses during initial feasibility work performed under collaborative arrangements. Inhale's strategy is to enter into development contracts with pharmaceutical and biotechnology corporate partners after feasibility is demonstrated. Typically, partners that enter into collaborative agreements will pay for research and development expenses and may make payments to Inhale as it achieves certain key milestones. Inhale expects to receive royalties from its partners based on revenues received from product sales, and to receive revenue from the manufacturing of powders and the supply of devices. In certain cases, the Company may enter into collaborative agreements under which the Company's partners would manufacture or package powders or supply inhalation devices, thereby potentially limiting one or more sources of revenue for the Company. To achieve and sustain profitable operations, the Company, alone or with others, must successfully develop, obtain regulatory approval for, manufacture, introduce, market and sell products utilizing its pulmonary drug delivery system. There can be no assurance that the Company can generate sufficient product or contract research revenue to become profitable or to sustain profitability.

RESULTS OF OPERATIONS

    Revenue in the second quarter of 1997 was $3,973,000, as compared to $1,448,000 in the second quarter of 1996, an increase of 174%. Revenues for the six months ended June 30, 1997 were $7,150,000 as compared to $2,930,000 for the six months ended June 30, 1996, an increase of 144%. The increase in revenue for both the three and six month periods was primarily due to the signing of additional corporate partners in 1997 as well as the expansion of the Company's existing collaborative agreements. Revenue for the first and second quarter of 1997 and 1996 was comprised of reimbursed research and development expenses and the amortization of the pro-rata portion of the up-front signing and milestone payments based on actual efforts expended. Costs of contract research revenue approximate such revenue and are included in research and development expenses.

    Research and development expenses increased to approximately $5,644,000 in the second quarter of 1997 from $3,516,000 in the comparable period of 1996, an increase of 61%. Research and development expenses for the six months ended June 30, 1997 were $10,213,000 compared to $6,433,000 for the six months ended June 30, 1996, an increase of 59%. The increase for the three and six month periods ended June 30, 1997 is primarily attributed to continued expansion of research activities resulting from an increase in the number of projects, additional hiring of scientific personnel, costs associated with the development of the Company's commercial manufacturing facility and increased costs of laboratory supplies and consulting services. The Company expects research, development and process development spending to increase significantly over the next few years as the Company continues to expand its research and development and prepares for initial commercial manufacturing.

    General and administrative expenses increased to $1,517,000 in the second quarter of 1997 from $854,000 in the second quarter of 1996, an increase of 78%. For the six month period ended June 30, 1997 general and administrative expenses were $2,899,000 compared to $1,555,000 in the comparable period of 1996, an increase of 86%. The increase for the three and six month periods ended June 30, 1997 was due primarily to support of the Company's increased research efforts including administrative staffing, business development activities and marketing activities. General and administrative expenses are expected to continue to increase to support increased levels of research, development and manufacturing activities.

    Net interest income increased to $890,000 in the second quarter of 1997 compared to $437,000 in the second quarter of 1996, an increase of 104%. Net interest income increased to $1,620,000 for the six months ended June 30, 1997 compared to $672,000 for the six months ended June 30, 1996. Interest income was earned on larger cash and investment balances held by the Company in the three and six month periods ended June 30, 1997, compared to the same period in 1996. The higher cash and investment balances are a result of the Company receiving milestone and research funding payments from collaborative partners as well as the completion of a private placement of the Company's Common Stock in February 1997 which raised net proceeds of $30.4 million.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has financed its operations primarily through private placements and public offerings of its equity securities, contract research and milestone revenues, interest income earned on its investments of cash and financing of equipment acquisitions. On February 7, 1997 the Company completed a private placement of its Common Stock, selling 1.8 million newly issued shares for net proceeds of $30.4 million. At June 30, 1997, the Company had cash, cash equivalents and short-term investments of approximately $61.2 million.

    The Company's operations used cash of $1.7 million in the six months ended June 30, 1997, as compared to $4.1 million used in the six months ended June 30, 1996. The decrease in cash usage from operations is due primarily to the increase in payments received under the Company's collaborative agreements for work to be performed in future periods. Cash used in operations differed from the Company's net operating losses in these periods due principally to depreciation expenses, decreases in accounts receivable and increases in other current assets, notes receivable, accounts payable, deferred revenue and accrued liabilities.

In the six months ended June 30, 1997 the Company purchased property and equipment of $3.9 million as compared to $1.0 million for the same period in 1996. The increase is primarily due to the expansion of the Company's facilities.

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

    The Company believes that its cash, cash equivalents and short-term investments as of June 30, 1997 together with interest income and possible additional equipment financing, will be sufficient to meet its operating expense and capital expenditure requirements at least through 1998. However, the Company's capital needs will depend on many factors, including continued scientific progress in its research and development arrangements, progress with pre-clinical and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs of developing and the rate of scale-up of the Company's powder processing and packaging technologies, the timing and cost of its late-stage clinical and early commercial production facility, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, the need to acquire licenses to new technologies and the status of competitive products. To satisfy its long-term needs, the Company intends to seek additional funding, as necessary, from corporate partners and from the sale of securities. There can be no assurance that additional funds, if and when required, will be available to the Company on favorable terms, if at all.

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

HISTORY OF OPERATING LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY. The Company has not been profitable since inception and, through June 30, 1997, had incurred a cumulative deficit of approximately $32.0 million. The Company expects to continue to incur substantial and increasing losses over at least the next several years as the Company's research and development efforts, preclinical and clinical testing activities and manufacturing scale-up efforts expand and as the Company plans and builds its late stage clinical and early commercial production facility. All of the Company's potential products are in research or in the early stages of development, and no revenues have been generated from approved product sales. The Company's revenues to date have consisted primarily of payments under short-term research and feasibility agreements and development contracts. To achieve and sustain profitable operations, the Company, alone or with others, must successfully develop, obtain regulatory approval for, manufacture, introduce, market and sell products utilizing its pulmonary drug delivery system. There can be no assurance that the Company can generate sufficient product or contract research revenue to become profitable or to sustain profitability.

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

    The Company's existing partners have the rights to pursue parallel development of other drug delivery systems which may compete with the Company's pulmonary drug delivery system and to terminate their agreements with the Company at any time without significant penalty. The Company anticipates that any future partners would have similar rights. Although the Company intends generally to formulate and manufacture powders for partners and to supply inhalation devices for such powders, certain partners may choose to formulate or manufacture their own powders, or to develop or supply their own device, thereby limiting one or more potential sources of revenue for Inhale. In addition, the Company anticipates that it may be precluded from entering into arrangements with companies whose products compete with products sold by its partners. The Company also will have limited or no control over the resources that any partner may devote to the Company's products, over partners' development efforts, including the design and conduct of clinical trials, and over the pricing of any such products. The pharmaceutical and biotechnology industries are consolidating, and acquisitions by, or of, the Company's existing or potential collaborative partners may affect the initiation or continuation of any such collaborations. There can be no assurances that any of the Company's present or future collaborative partners will perform their obligations as expected, will devote sufficient resources to the development, clinical testing or marketing of the Company's potential products or will not terminate their agreements with the Company prematurely. Any parallel development by a partner of alternate drug delivery systems, development by a partner rather than by Inhale of components of the delivery system, preclusion from entering into competitive arrangements, failure to obtain timely regulatory approvals, premature termination of an agreement, or failure by a partner to devote sufficient resources to the development and commercialization of the Company's products, would have a material adverse effect on the Company.

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

    The Company is aware of numerous pending and issued United States and foreign patent rights and other proprietary rights owned by third parties that relate to aerosol devices and delivery, pharmaceutical formulations, dry powder processing technology and the pulmonary route of delivery for certain macromolecules. The Company cannot predict with any certainty which, if any, patents and patent applications will be considered relevant to the Company's technology by authorities in the various jurisdictions where such rights exist, nor can the Company predict with certainty which, if any, of these rights will or may be asserted against it by such third parties. The Company is aware of an alternate dry powder processing technology which Inhale is not using for its current products under development but may desire to use for certain products in the future. The ownership of this powder processing technology is unclear and the Company is aware that multiple parties, including Inhale, claim patent, trade secret and other rights in the technology. If the Company determines that this alternate powder processing technology is relevant to the development of future products and further determines that a license to this alternate powder processing technology is needed, there can be no assurance that the Company will be able to obtain a license from the relevant party or parties on commercially reasonable terms, if at all. There can be no assurance that the Company will be able to obtain any license to any technology that the Company determines it needs, on reasonable terms, if at all, or that Inhale could develop or otherwise obtain alternate technology. The failure of the Company to obtain licenses if needed would have a material adverse effect on the Company.

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

PART II:  OTHER INFORMATION


Item 1.  Legal Proceedings  -  Not Applicable

Item 2.  Changes in Securities

         (c) On February 7, 1997, the Company sold 1,800,000 shares of Common Stock to several institutional investors for an aggregate offering price of $32,400,000 pursuant to Section 4(2) of the Securities Act of 1933, as amended. Vector Securities International, Inc. acted as placement agent in connection with the sale and was paid a fee equal to 5.5% of the aggregate purchase price.

         On June 27, 1997 the Company issued 28,165 shares of Common Stock to Pafra Limited ("Pafra") in consideration of certain intellectual property rights granted to the Company by Pafra pursuant to the Assignment of the Permazyme Technology, and Related Agreements and Goodwill, dated June 27,1997, between the Company and Pafra. The issuance was made pursuant to Section 4(2) of the Securities Act.

Item 3.  Defaults upon Senior Securities  -  None

Item 4.  Submission of Matters to a Vote of Security Holders  -

    (a) The Annual Meeting of Shareholders of Inhale Therapeutic Systems was held on June 17, 1997.

    (b) The matters voted upon at the meeting and the voting of shareholders with respect thereto are as follows:

         The election of Robert B. Chess, John S. Patton, Terry L. Opdendyk, Mark J. Gabrielson, James B. Glavin and Melvin Perelman to the Board of Directors to hold office until the next annual meeting of shareholders and until his successor is elected and has qualified, or until such director's earlier death, resignation or removal:


                                  For          Withheld
                                  ---          --------
         Robert B. Chess          9,046,072       5,068
         John S. Patton           9,046,572       4,568
         Terry L. Opdendyk        9,046,572       4,568
         Mark J. Gabrielson       9,046,072       5,068
         James B. Glavin          9,045,472       5,668
         Melvin Perelman, Ph.D.   9,031,496      19,644


         Ratification of the selection of Ernst & Young, LLP as independent auditors of the Company for its fiscal year ending December 31, 1997:

         For: 9,042,456          Against: 6,726          Abstain: 1,958

         Based on the voting results, each of the directors nominated was elected and the ratification of Ernst & Young, LLP was approved.

Item 5.  Other Information  -  None

Item 6.  Exhibits and Reports on Form 8-K

    (#)  Exhibits
    The following exhibits are filed herewith or incorporated by reference

EXHIBIT                             EXHIBIT TITLE
--------------------------------------------------------------------------------
3.1(3)   Restated Articles of Incorporation of the Registrant.
3.2(1)   Bylaws of the Registrant.
4.1      Reference is made to Exhibits 3.1 through 3.2.
4.2(1) Restated Investor Rights Agreement among the Registrant and certain other persons named therein, dated April 29, 1993, as amended
         October 29, 1993.
4.5(1) Warrant to purchase 18,182 Shares of Series C Preferred Stock between the Registrant and Phoenix Leasing Incorporated, dated October 29, 1993.
4.6(1)   Specimen stock certificate.
4.9(2) Stock Purchase Agreement between the Registrant and Pfizer Inc., dated January 18, 1995.
4.10(8) Warrant to purchase 10,000 shares of Common Stock between the Registrant and Thomas J. Peirona, dated November 1, 1996.
4.11(8) Warrant to purchase 10,000 shares of Common Stock between the Registrant and Kiet Nguyen, dated November 1, 1996.
4.12(9)  Form of Stock Purchase Agreement between the Registrant and the
         Selling Shareholders dated January 28, 1997.
10.1(4) Registrant's 1994 Equity Incentive Plan (the Equity Incentive Plan). 10.2(1) Form of Incentive Stock Option under the Equity Incentive Plan.
10.3(1) Form of Nonstatutory Stock Option under the Equity Incentive Plan. 10.4(7) Registrant's 1994 Non-Employee Directors' Stock Option Plan, as
         amended.
10.5(1)  Registrant's 1994 Employee Stock Purchase Plan.
10.6(1)  Standard Industrial Lease between the Registrant and W.F. Batton &
         Co., Inc., dated September 17, 1992, as amended September 18, 1992. 10.7(1) Master Equipment Lease between the Registrant and Phoenix Leasing
         Incorporated, dated August 15, 1992 and Schedules i to 4 thereto. 10.8(1) Senior Loan and Security Agreement between the Registrant and Phoenix
         Leasing Incorporated, dated September 15, 1993.
10.9(1) Sublicense Agreement between the Registrant and John S. Patton, dated September 13, 1991.
10.10(2) Offer Letter, dated September 16, 1994, from the Registrant to
         Jack M. Anthony.
10.11(2) Addendum to Lease dated September 17, 1992, between the Registrant and
         W.F. Batton & Marie A. Batton.
10.12(6) Lease dated May 31, 1995, between the Registrant and W.F. Batton &
         Marie A. Batton.
10.13(6) Addendum Number One to Lease dated September 17, 1992, between the
         Registrant and W.F. Batton & Marie A. Batton.
10.14(6) Addendum to Lease dated May 31, 1995 between the Registrant and W.F.
         Batton & Marie A. Batton.
10.15(6) Addendum Number Two to Lease dated September 17, 1992, between the
         Registrant and W.F. Batton & Marie A. Batton.
10.16(5) Stock Purchase Agreement between the Registrant and Baxter World Trade
         Corporation, dated March 1, 1996.
10.17(8) Sublease and Lease Agreement, dated October 2, 1996 between the
         Registrant and T.M.T. Associates L.L.C.
27.1     Financial Data Schedule

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


(b) Reports on Form 8-K.

    No reports were filed on Form 8-K during the quarter ended June 30, 1997

(c) See Exhibits listed under Item 14(a)(3).



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto.

                           INHALE THERAPEUTIC SYSTEMS




DATE: August 13, 1997      BY: /S/ROBERT B. CHESS
                               -----------------------
                                Robert  B. Chess
                                President, Chief Executive Officer and Director


DATE: August 13, 1997      BY: /S/JUDI R. LUM
                               -----------------------
                                Judi R. Lum
                                Chief Financial Officer