Form 10-Q
period 1997-09-30
INHALE THERAPEUTIC SYSTEMS
filed 1997-10-06
CIK 906709

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the quarterly period ended September 30, 1997

                                      or,

[ ] TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

For the transition period from                  to

                        COMMISSION FILE NUMBER: 0-23556

                           INHALE THERAPEUTIC SYSTEMS

             (Exact name of registrant as specified in its charter)

                 CALIFORNIA                                     94-3134940
---------------------------------------------  ---------------------------------------------
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

                                 NOT APPLICABLE
--------------------------------------------------------------------------------

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

The number of outstanding shares of the registrant's Common Stock, no par value, was 13,768,880 as of October 1, 1997.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           INHALE THERAPEUTIC SYSTEMS
                                     INDEX

                                                                                                                 PAGE
                                                                                                                 -----

PART I: FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements--unaudited........................................................           3

           Condensed Balance Sheets--September 30, 1997 and December 31, 1996...............................           3

           Condensed Statements of Operations for the three and nine month periods ended September 30, 1997
             and 1996.......................................................................................           4

           Condensed Statements of Cash Flows for the nine month periods ended September 30, 1997 and
             1996...........................................................................................           5

           Notes to Condensed Financial Statements..........................................................           6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations............           9

PART II: OTHER INFORMATION

Item 1.    Legal Proceedings................................................................................          21

Item 2.    Changes in Securities............................................................................          21

Item 3.    Defaults Upon Senior Securities..................................................................          21

Item 4.    Submission of Matters to a Vote of Security Holders..............................................          21

Item 5.    Other Information................................................................................          21

Item 6.    Exhibits and Reports on Form 8-K.................................................................          21

           Signatures.......................................................................................          23

ITEM 1.

                           INHALE THERAPEUTIC SYSTEMS

                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                             SEPTEMBER 30, 1997  DECEMBER 31, 1996
                                                                             ------------------  -----------------
                                                                                (UNAUDITED)           (NOTE)
                                                      ASSETS

Current assets:
  Cash and cash equivalents................................................      $    9,627          $  18,568
  Short-term investments...................................................          48,032             17,741
  Note receivable..........................................................           5,000             --
  Other current assets.....................................................           1,699              1,239
                                                                                    -------            -------
    Total current assets...................................................          64,358             37,548

Property and equipment, net................................................          10,355              3,770
Deposits and other assets..................................................             135                174
                                                                                    -------            -------
                                                                                 $   74,848          $  41,492
                                                                                    -------            -------
                                                                                    -------            -------

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities.................................      $    5,038          $   3,042
  Accrued compensation and benefits........................................           1,069                479
  Deferred revenue.........................................................           8,508              2,723
                                                                                    -------            -------
    Total current liabilities..............................................          14,615              6,244

Long-term liabilities:
  Equipment financing obligations..........................................             148                187
  Accrued rent.............................................................             240             --
                                                                                    -------            -------
      Total long-term liabilities..........................................             388                187

Shareholders' equity:
  Common stock, no par value: 30,000 shares authorized, 13,769 shares and
    11,835 shares issued and outstanding at September 30, 1997 and December
    31, 1996, respectively.................................................          94,529             62,840
  Deferred compensation....................................................          --                    (88)
  Accumulated deficit......................................................         (34,684)           (27,691)
                                                                                    -------            -------
    Total shareholders' equity.............................................          59,845             35,061
                                                                                    -------            -------
                                                                                 $   74,848          $  41,492
                                                                                    -------            -------
                                                                                    -------            -------

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

                           INHALE THERAPEUTIC SYSTEMS

                       CONDENSED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
                                  (UNAUDITED)

                                                                             THREE MONTHS
                                                                                ENDED           NINE MONTHS ENDED
                                                                            SEPTEMBER 30,         SEPTEMBER 30,
                                                                         --------------------  --------------------
                                                                           1997       1996       1997       1996
                                                                         ---------  ---------  ---------  ---------
Contract research revenue..............................................  $   4,309  $   1,791  $  11,459  $   4,722

Operating costs and expenses:
  Research and development.............................................      6,427      3,697     16,640     10,129
  General and administrative...........................................      1,345        784      4,244      2,341
                                                                         ---------  ---------  ---------  ---------

Total operating costs and expenses.....................................      7,772      4,481     20,884     12,470
                                                                         ---------  ---------  ---------  ---------

Loss from operations...................................................     (3,463)    (2,690)    (9,425)    (7,748)

Interest income, net...................................................        812        437      2,432      1,109
                                                                         ---------  ---------  ---------  ---------

Net loss...............................................................  $  (2,651) $  (2,253) $  (6,993) $  (6,639)
                                                                         ---------  ---------  ---------  ---------
                                                                         ---------  ---------  ---------  ---------

Net loss per share.....................................................  $   (0.19) $   (0.20) $   (0.52) $   (0.60)
                                                                         ---------  ---------  ---------  ---------
                                                                         ---------  ---------  ---------  ---------

Shares used in computing net loss per share............................     13,726     11,538     13,417     11,025
                                                                         ---------  ---------  ---------  ---------
                                                                         ---------  ---------  ---------  ---------

                            See accompanying notes.

                           INHALE THERAPEUTIC SYSTEMS

                       CONDENSED STATEMENTS OF CASH FLOWS

                INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                NINE MONTHS ENDED
                                                                                                  SEPTEMBER 30,
                                                                                               --------------------
                                                                                                 1997       1996
                                                                                               ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash used in operations....................................................................  $  (2,015) $  (6,670)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments, net of sales and maturities...........................    (30,291)    (6,316)
  Purchases of property and equipment........................................................     (8,196)    (1,608)
                                                                                               ---------  ---------

Net cash used in investing activities........................................................    (38,487)    (7,924)
                                                                                               ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of equipment financing obligations................................................       (128)      (201)
  Issuance of common stock, net of issuance costs............................................     31,689     19,592
                                                                                               ---------  ---------
  Net cash provided by financing activities..................................................     31,561     19,391
                                                                                               ---------  ---------

Net increase (decrease) in cash and cash equivalents.........................................     (8,941)     4,797

Cash and cash equivalents at beginning of period.............................................     18,568      3,834
                                                                                               ---------  ---------

Cash and cash equivalents at end of period...................................................  $   9,627  $   8,631
                                                                                               ---------  ---------
                                                                                               ---------  ---------

                            See accompanying notes.

                           INHALE THERAPEUTIC SYSTEMS

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997

                                  (UNAUDITED)

1. BASIS OF PRESENTATION

    The accompanying unaudited condensed financial statements of Inhale Therapeutic Systems ("Inhale" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of September 30, 1997 and the related statements of operations for the three and nine month periods ended September 30, 1997 and 1996 and cash flows for the nine month periods ended September 30, 1997 and 1996, are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Commission.

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

    Contract research revenue from two partners represented 70% of the Company's revenue in the nine month period ended September 30, 1997. Contract revenue from two partners accounted for 88% of the Company's revenue in the comparable period in 1996. Costs of contract research revenue approximate such revenue and are included in research and development expenses.

3. AVAILABLE-FOR-SALE SECURITIES

    At September 30, 1997, all debt securities are designated as available-for-sale and are carried at fair value, with material unrealized gains and losses, if any, reported in shareholders' equity. The amortized cost of securities is adjusted for amortization of material premiums and accretion of discounts to maturity. Such amortization, if any, is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities, if any, are included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

                           INHALE THERAPEUTIC SYSTEMS

                               SEPTEMBER 30, 1997

                                  (UNAUDITED)

3. AVAILABLE-FOR-SALE SECURITIES (CONTINUED)
    The following is a summary of available-for-sale securities as of September 30, 1997:

                                                                                AVAILABLE-FOR-SALE SECURITIES
                                                                     ----------------------------------------------------
                                                                                    GROSS          GROSS
                                                                                 UNREALIZED     UNREALIZED     ESTIMATED
                                                                       COST         GAINS         LOSSES      FAIR VALUE
                                                                     ---------  -------------  -------------  -----------
                                                                                        (IN THOUSANDS)
Obligations of U.S. government securities..........................  $  19,997    $  --          $  --         $  19,997
U.S. corporate commercial paper....................................     28,035       --             --            28,035
Repurchase agreements, secured by U.S. government securities.......      3,860       --             --             3,860
Repurchase agreements, secured by U.S. corporations................      4,490       --             --             4,490
Other..............................................................         17       --             --                17
                                                                     ---------        -----          -----    -----------
                                                                     $  56,399    $  --          $  --         $  56,399
                                                                     ---------        -----          -----    -----------
                                                                     ---------        -----          -----    -----------
Amounts included in cash and cash equivalents......................  $   8,367    $  --          $  --         $   8,367
Amounts included in short-term investments.........................     48,032       --             --            48,032
                                                                     ---------        -----          -----    -----------
                                                                     $  56,399    $  --          $  --         $  56,399
                                                                     ---------        -----          -----    -----------
                                                                     ---------        -----          -----    -----------

    The gross realized losses and gains on the sale of securities available-for-sale during the nine month periods ended September 30, 1996 and 1997 were not material. As of September 30, 1997, the contractual maturity of any single investment did not exceed one year.

4. NOTE RECEIVABLE

    In April 1997 the Company provided the landlord of its facility in Belmont, California a short term loan of $5.0 million. The loan bears interest at 8.5%. The Company receives monthly interest payments and the principal is due and payable at the end of the six-month loan term. In addition, the loan is secured by a deed of trust on the facility. The loan is recorded on the balance sheet at September 30, 1997 as a note receivable.

5. PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                                  SEPTEMBER 30,  DECEMBER 31,
                                                                      1997           1996
                                                                  -------------  ------------
Laboratory and other equipment..................................    $   6,384     $    3,679
Leasehold improvements..........................................        7,749          2,258
Leased equipment................................................          677            677
                                                                  -------------  ------------
                                                                       14,810          6,614
Less accumulated depreciation and amortization..................       (4,455)        (2,844)
                                                                  -------------  ------------
                                                                    $  10,355     $    3,770
                                                                  -------------  ------------
                                                                  -------------  ------------

                           INHALE THERAPEUTIC SYSTEMS

                               SEPTEMBER 30, 1997

                                  (UNAUDITED)

6. NET LOSS PER SHARE

    Net loss per share is computed using the weighted average number of shares of Common Stock outstanding. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is antidilutive.

    In February 1997, the Financial Accounting Standard Board issued Statement No. 128, EARNINGS PER SHARE, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic, formerly primary, earnings per share, the dilutive effect of stock options will be excluded. The statement is expected to have no impact on the Company's primary or fully diluted earnings per share for the nine month period ended September 30, 1997.

7. EQUITY

    In February 1997 the Company received $30.4 million in net proceeds from a private placement of 1,800,000 shares its Common Stock to a group of institutional investors at a price of $18 per share.

ITEM 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

    This Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and nine month periods ended September 30, 1997 and 1996 should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The following discussion contains forward-looking statements that involve risk and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein as well as those discussed under the heading "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

OVERVIEW

    Since its inception in July 1990, Inhale has been engaged in the development of a pulmonary system for the delivery of macromolecules and other drugs for systemic and local lung applications. The Company has been unprofitable since inception and expects to incur significant and increasing additional operating losses over the next several years primarily due to increasing research and development expenditures and expansion of late stage clinical and early stage commercial manufacturing facilities. To date, Inhale has not sold any products and does not anticipate receiving revenue from product sales or royalties in the near future. For the period from inception through September 30, 1997, the Company incurred a cumulative net loss of approximately $34.7 million. The sources of working capital have been equity financing, financing of equipment acquisitions, interest earned on investments of cash, and revenues from short-term research and feasibility agreements and development contracts.

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

RESULTS OF OPERATIONS

    Revenue in the third quarter of 1997 was $4,309,000, as compared to $1,791,000 in the third quarter of 1996, an increase of 141%. Revenues for the nine months ended September 30, 1997 were $11,459,000 as compared to $4,722,000 for the nine months ended September 30, 1996, an increase of 143%. The increase in revenue for both the three and nine month periods was primarily due to the signing of additional corporate partners in 1997 as well as the expansion of the Company's existing collaborative agreements. In

January 1997 the Company entered into a development agreement with Eli Lilly and Company ("Lilly") to develop pulmonary-delivery for a selected osteoporosis product. Under the terms of the agreement, Inhale will receive up to an estimated $20 million in initial fees, funding for research and milestone payments. In return, Lilly will receive global commercialization rights for the pulmonary delivery of the products with Inhale receiving royalties on any marketed products. In addition, in January 1997 the Company entered into an agreement with Centeon L.L.C. to develop a pulmonary formulation of alpha-1 proteinase inhibitor. Under this agreement the Company will receive up to an estimated $15 million in funding for research and milestone payments. In return, Centeon will receive commercialization rights worldwide outside of Japan with Inhale receiving royalties on future product sales. Revenue for the nine months ended September 30, 1997 and 1996 was comprised of reimbursed research and development expenses and the amortization of the pro-rata portion of the up-front signing and milestone payments based on actual efforts expended. Costs of contract research revenue approximate such revenue and are included in research and development expenses.

    Research and development expenses increased to approximately $6,427,000 in the third quarter of 1997 from $3,697,000 in the comparable period of 1996, an increase of 74%. Research and development expenses for the nine months ended September 30, 1997 were $16,640,000 compared to $10,129,000 for the nine months ended September 30, 1996, an increase of 64%. The increase for the three and nine month periods ended September 30, 1997 is primarily attributed to continued expansion of research activities resulting from an increase in the number of projects, additional hiring of scientific personnel, costs associated with the development of its commercial manufacturing facility and increased costs of laboratory supplies and consulting services. The Company expects research, development, and process development spending to increase significantly over the next few years as the Company continues to expand its research and development and prepares for its initial commercial manufacturing.

    General and administrative expenses increased to $1,345,000 in the third quarter of 1997 from $784,000 in the third quarter of 1996, an increase of 72%. For the nine month period ended September 30, 1997, general and administrative expenses were $4,244,000 compared to $2,341,000 in the comparable period of 1996, an increase of 81%. The increase for the three and nine month periods ended September 30, 1997 was due primarily to support of the Company's increased research efforts including administrative staffing, business development activities and marketing activities. General and administrative expenses are expected to continue to increase to support increased levels of research, development and manufacturing activities.

    Net interest income increased to $812,000 in the third quarter of 1997 compared to $437,000 in the third quarter of 1996, an increase of 86%. Net interest income increased to $2,432,000 for the nine months ended September 30, 1997 compared to $1,109,000 for the nine months ended September 30, 1996. Interest income was earned on larger cash and investment balances held by the Company in the three and nine month periods ended September 30, 1997, compared to the same periods in 1996. The higher cash and investment balances are a result of the Company receiving milestone and research funding payments from collaborative partners as well as the completion of a private placement of the Company's Common Stock in February 1997.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has financed its operations primarily through private placements and public offerings of its equity securities, contract research and milestone revenues, interest income earned on its investments of cash and financing of equipment acquisitions. On February 7, 1997, the Company completed a private placement of its Common Stock, selling 1.8 million newly issued shares for net proceeds of $30.4 million. At September 30, 1997, the Company had cash, cash equivalents and short-term investments of approximately $57.7 million.

    The Company's operations used cash of $2.0 million in the nine months ended September 30, 1997, as compared to the Company's operations using $6.7 million for the nine months ended September 30, 1996. The decrease in cash usage from operations is due primarily to the increase in advance payments received under the Company's collaborative agreements for work to be performed in future periods. Cash used in operations differed from the Company's net operating losses in these periods due principally to depreciation expenses, decreases in accounts receivable and increases in other current assets, notes receivable, accounts payable, deferred revenue and accrued liabilities.

    In the nine months ended September 30, 1997 the Company purchased property and equipment of $8.2 million as compared to $1.6 million for the same period in 1996. The increase is primarily due to the expansion of the Company's facilities.

    The Company expects its cash requirements to increase due to expected increases in expenses related to the further research and development of its technologies resulting from a larger number of projects, development of drug formulations, process development for the manufacture and filling of powders and devices, marketing, and general and administrative costs. These expenses include, but are not limited to, increases in personnel and personnel related costs, purchases of capital equipment, inhalation device prototype construction, and facilities expansion, including the planning and building of a late-stage clinical and early-stage commercial manufacturing facility.

    The Company believes that its cash, cash equivalents and short-term investments as of September 30, 1997, together with interest income and possible additional equipment financing, will be sufficient to meet its operating expense and capital expenditure requirements at least through 1998; however, the Company's capital needs will depend on many factors, including continued scientific progress in its research and development arrangements, progress with pre-clinical and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs of developing and the rate of scale-up of the Company's powder processing and packaging technologies, the timing and cost of its late-stage clinical and early commercial production facility, the costs involved in preparing, filing, prosecuting, maintaining, and enforcing patent claims, the need to acquire licenses to new technologies, and the status of competitive products. To satisfy its long-term needs, the Company intends to seek additional funding, as necessary, from corporate partners and from the sale of securities. There can be no assurance that additional funds, if and when required, will be available to the Company on favorable terms, if at all.

RISK FACTORS

    EARLY STAGE COMPANY. Inhale is in an early stage of development. There can be no assurance that the Company's pulmonary delivery technology will prove to be technically feasible or commercially applicable to a range of macromolecules and small molecule drugs. Only five of the Company's fourteen pulmonary delivery formulations, insulin, interleukin-1 receptor, salmon calcitonin, the Lilly osteoporosis drug and a small molecule have been subject to any human clinical testing. Although many of the underlying drug compounds with which the Company is working have been tested in humans by others using alternative delivery routes, Inhale's potential products will require extensive research, development, preclinical and clinical testing, and may involve lengthy regulatory review. There can be no assurance that any of the Company's potential products will prove to be safe and effective in clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at acceptable cost or be marketed successfully. Any failure of the Company to achieve technical feasibility, demonstrate safety, achieve clinical efficacy, obtain regulatory approval or, together with partners, successfully market products, would have a material adverse effect on the Company.

    UNCERTAINTIES RELATED TO TECHNOLOGY AND PRODUCT DEVELOPMENT. The success of Inhale's pulmonary drug delivery system for any drugs will depend upon the Company achieving sufficient system efficiency (measured by the percentage of bulk drug entering the manufacturing process that eventually is absorbed into the bloodstream relative to injection for systemic indications, or the amount of drug delivered to the lung tissue for local lung indications), formulation stability, safety and dosage reproducibility.

    The initial screening determinant for the feasibility of pulmonary delivery of any systemic drug is pulmonary bioavailability, which measures the percentage of the drug absorbed into the bloodstream when delivered directly to the lungs. In addition, a certain percentage of each drug dose is lost at various stages of the manufacturing and pulmonary delivery process--in drug formulation, dry powder processing, packaging, and in moving the drug from a delivery device into the lungs. Excessive drug loss at any one stage or cumulatively in the manufacturing and delivery process could render a drug commercially unfeasible for pulmonary delivery.

    Formulation stability (the physical and chemical stability of the formulated drug over time and under various storage conditions) and safety will vary with each drug and the type and amount of excipients that are used in the formulation. Reproducible dosing (the ability to deliver a consistent and predictable amount of drug into the bloodstream over time both for a single patient and across patient groups) requires the development of an inhalation device that consistently delivers predictable amounts of dry powder formulations to the deep lung, accurate unit dose packaging of dry powder formulations and moisture resistant packaging. There can be no assurance that the Company will be able to develop successfully such an inhalation device or overcome such other obstacles to reproducible dosing.

    The Company's integrated approach to systems development relies upon several different but related technologies. Development of powder formulations, processing and packaging technology and the delivery device, establishing collaborations with partners, laboratory and clinical testing, and manufacturing scale-up must proceed contemporaneously so as not to delay any aspect of systems development. Any delay in one component of product or business development could cause consequential delays in the Company's ability to develop, obtain approval of or market therapeutic products using its system. Further refinement of the Company's device prototype, further scale-up of the powder processing system and automated packaging system will need to be accomplished before initiation of late stage clinical trials.

    There can be no assurance that Inhale will be able to demonstrate pulmonary bioavailability for the drug candidates it has identified or may identify, will be able to achieve commercial viability of its pulmonary delivery system or will achieve the total system efficiency needed to be competitive with alternative routes of delivery. Further, there can be no assurance that the Company's pulmonary delivery system will prove to be safe or provide reproducible dosages of stable formulations sufficient to achieve clinical efficacy, regulatory approval or market acceptance. In addition, there can be no assurance that Inhale will advance the numerous aspects of product and business development such that delays in overall product development do not occur. The failure to demonstrate pulmonary bioavailability, achieve total system efficiency, provide safe, reproducible dosages of stable formulations or advance on a timely basis the numerous aspects of product and business development would have a material adverse effect on the Company.

    UNCERTAINTIES RELATED TO CLINICAL TRIALS The Company has limited experience in conducting clinical trials and intends to rely primarily on the pharmaceutical companies with which it collaborates, including Pfizer and Lilly. The Company is responsible for managing the clinical trials in its collaboration with Baxter. Before seeking regulatory approvals for the commercial sale of products under development, the Company must demonstrate through preclinical studies and clinical trials that such products are safe and effective for use in the target indications. The results from preclinical studies and early clinical trials may not be indicative of results that will be obtained in large-scale testing, and there can be no assurance that the Company's clinical trials will demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals or will result in marketable products. Clinical trials are also often conducted with patients having advanced stages of disease. During the course of treatment, these patients can die or suffer other adverse medical effects for reasons that may not be related to the pharmaceutical agent being tested but which can nevertheless affect clinical trial results. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. Clinical trials for products being developed by the Company and its partners may be delayed by many factors, including enrolling a sufficient number of patients fitting the appropriate trial profile. If any of the Company's products under development are not shown to be safe and effective in clinical trials, the resulting delays in developing other compounds and conducting related preclinical testing and clinical trials, as well as the need for additional financing, would have a material adverse effect on the Company.

    HISTORY OF OPERATING LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY. The Company has not been profitable since inception and, through September 30, 1997, has incurred a cumulative deficit of approximately $34.7 million. The Company expects to continue to incur substantial and increasing losses over at least the next several years as the Company's research and development efforts, preclinical and clinical testing activities and manufacturing scale-up efforts expand and as the Company plans and builds its late stage clinical and early commercial production facility. All of the Company's potential products are in research or in the early stages of development, and no revenues have been generated from approved product sales. The Company's revenues to date have consisted primarily of payments under short-term research and feasibility agreements and development contracts. To achieve and sustain profitable operations, the Company, alone or with others, must successfully develop, obtain regulatory approval for, manufacture, introduce, market and sell products utilizing its pulmonary drug delivery system. There can be no assurance that the Company can generate sufficient product or contract research revenue to become profitable or to sustain profitability. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    DEPENDENCE UPON COLLABORATIVE PARTNERS. The Company currently does not possess the resources necessary to develop, obtain regulatory approvals, or commercialize any of its potential therapeutic products. The Company's ability to apply its pulmonary delivery system to a broad range of drugs will depend upon its ability to establish and maintain collaborative arrangements since many of the drugs currently approved for sale or in clinical testing are covered by third-party patents. The Company has entered into collaborative arrangements with certain of its partners to fund clinical trials, assist in obtaining regulatory approvals, supply drugs for formulation and market and distribute products. While Inhale has also entered into agreements with partners to test the feasibility of its pulmonary delivery system with certain of their proprietary molecules, there can be no assurance that the Company will be able to enter into additional collaborations or that its feasibility agreements will lead to collaborations. There also can be no assurance that the Company will be able to maintain any such collaborative arrangements or feasibility agreements or that any such collaborative arrangements or feasibility agreements will be successful. The failure of the Company to enter into or maintain such collaborative arrangements and feasibility agreements would have a material adverse effect on the Company. Moreover, the inability of the Company to enter into a collaborative arrangement with the owner of any patented drug may preclude the Company from working with such drug.

    The Company's existing partners have rights to pursue parallel development of other drug delivery systems which may compete with the Company's pulmonary drug delivery system and to terminate their agreements with the Company at any time without significant penalty. The Company anticipates that any future partners would have similar rights. Although the Company intends generally to formulate and manufacture powders for partners and to supply inhalation devices for such powders, certain partners may choose to formulate or manufacture their own powders, or to develop or supply their own device, thereby limiting one or more potential sources of revenue for Inhale. In addition, the Company anticipates that it may be precluded from entering into new arrangements with companies whose products compete with those of its existing partners. The Company also has limited or no control over the resources that any partner may devote to the Company's products, over partners' development efforts, including the design and conduct of clinical trials, and over the pricing of any such products. The pharmaceutical and biotechnology industries are consolidating, and acquisitions by, or of, the Company's existing or potential collaborative partners may affect the initiation or continuation of any such collaborations. There can be no assurances that any of the Company's present or future collaborative partners will perform their obligations as expected, will devote sufficient resources to the development, clinical testing or marketing of the

Company's potential products or will not terminate their agreements with the Company prematurely or renegotiate such agreements. Any parallel development by a partner of alternate drug delivery systems, development by a partner rather than by Inhale of components of the delivery system, preclusion from entering into competitive arrangements, failure to obtain timely regulatory approvals, premature termination of an agreement, renegotiation of an agreement, or failure by a partner to devote sufficient resources to the development and commercialization of the Company's products would have a material adverse effect on the Company.

    LIMITED MANUFACTURING EXPERIENCE; RISK OF SCALE-UP. To achieve the levels of production of Inhale's dry powder drug formulations necessary to support late stage human clinical trials and for early commercialization of any of such products, the Company will need to scale-up its current powder processing facilities and automated filling, build a late stage clinical and early commercial production facility, and comply with the good manufacturing practices ("GMP") prescribed by the United States Food and Drug Administration ("FDA") and other standards prescribed by various federal, state and local regulatory agencies in the United States and any other country of use.

    The Company has no experience manufacturing products for large scale clinical testing or commercial purposes. To date, the Company has performed powder processing on the small scale needed for early stage trials and for testing formulations of certain other potential therapeutic products and scaled-up powder processing for larger clinical trials. There can be no assurance that manufacturing and control problems will not arise as the Company attempts to further scale-up its powder processing facilities or that such scale-up can be achieved in a timely manner or at a commercially reasonable cost. Any failure to surmount such problems could delay or prevent late stage clinical testing and commercialization of the Company's products and would have a material adverse effect on the Company. To date, the Company has relied on a particular method of powder processing. There can be no assurance that this technology will be applicable to all drugs or that the drug losses in powder processing will not be too high for commercial viability for certain drugs. In the event that the Company decides to pursue alternative powder processing methods for some or all of its drugs, there can be no assurance that these methods will prove commercially practical for aerosol drugs or that the Company will have or be able to acquire rights to use such alternative methods. See "Risk Factors--Dependence Upon Proprietary Technology; Uncertainty of Obtaining Licenses or Developing Technology."

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

    UNCERTAINTY OF MARKET ACCEPTANCE. The commercial success of the Company's pulmonary drug delivery system will depend upon market acceptance by health care providers, payors and patients. The Company's products under development use a new method of drug delivery, and there can be no assurance that any of the Company's products under development will ever achieve market acceptance. Market acceptance will depend on many factors, including the safety and efficacy results of the Company's clinical trials, favorable regulatory approval and product labeling, the frequency of administration, the availability of third-party reimbursement, the availability of alternative technologies and the price of the Company's products relative to alternative technologies. There can be no assurance that health care providers, patients or third-party payors will accept the Company's pulmonary drug delivery system and the failure to do so would have a material adverse effect on the Company.

    FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING. The Company's operations to date have consumed substantial and increasing amounts of cash. The negative cash flow from operations is expected to continue and to accelerate in the foreseeable future. The development of the Company's technology and proposed products will require a commitment of substantial funds to conduct costly and time-consuming research, preclinical and clinical testing, establish an early commercial production facility and bring any such products to market. The Company's future capital requirements will depend on many factors, including continued progress in the research and development of the Company's technology and drug delivery system, the ability of the Company to establish and maintain collaborative arrangements with others and the terms thereof, payments received from partners under research and development agreements, progress with preclinical and clinical trials, the time and costs involved in obtaining regulatory approvals, the cost of development and the rate of scale-up of the Company's powder processing and packaging technologies, the timing and costs of its late stage clinical and early commercial production facility, the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, the need to acquire licenses to new technology and the status of competitive products.

    The Company expects that its existing capital resources, contract research revenues from collaborations and the net proceeds of this offering and interest thereon, will enable the Company to maintain its current and planned operations at least through 1999. Thereafter, the Company may need to raise substantial additional capital to fund its operations. The Company intends to seek such additional funding through collaborative or partnering arrangements, the extension of existing arrangements, or through public or private equity or debt financings. There can be no assurance that additional financing will be available on acceptable terms or at all. If additional funds are raised by issuing equity securities, further dilution to shareholders may result. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize.

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

    The patent positions of pharmaceutical, biotechnology and drug delivery companies, including Inhale, are uncertain and involve complex legal and factual issues. Additionally, the coverage claimed in a patent application can be significantly reduced before the patent is issued. As a consequence, the Company does not know whether any of its patent applications will result in the issuance of patents or, if any patents issue, whether they will provide significant proprietary protection or will be circumvented or invalidated. Since patent applications in the United States are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature often lag behind actual discoveries, the Company cannot be certain that it was the first inventor of inventions covered by its pending patent applications or that it was the first to file patent applications for such inventions. Moreover, the Company may have to participate in interference proceedings declared by the United States Patent and Trademark Office ("PTO") to determine priority of invention, which could result in substantial cost to the Company, even if the eventual outcome is favorable to the Company. An adverse outcome could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from or to third parties or require the Company to cease using the technology in dispute.

    The Company is aware of numerous pending and issued U.S. and foreign patent rights and other proprietary rights owned by third parties that relate to aerosol devices and delivery, pharmaceutical formulations, dry powder processing technology and the pulmonary route of delivery for certain macromolecules. The Company cannot predict with any certainty which, if any, patents and patent applications will be considered relevant to the Company's technology by authorities in the various jurisdictions where such rights exist, nor can the Company predict with certainty which, if any, of these rights will or may be asserted against it by such third parties. The Company is aware of an alternate dry powder processing technology which Inhale is not using for its current products under development but may desire to use for certain products in the future. The ownership of this powder processing technology is unclear and the Company is aware that multiple parties, including Inhale, claim patent, trade secret and other rights in the technology. If the Company determines that this alternate powder processing technology is relevant to the development of future products and further determines that a license to this alternate powder processing technology is needed, there can be no assurance that the Company can obtain a license from the relevant party or parties on commercially reasonable terms, if at all. The Company is also aware of an issued U.S. patent which covers a broad range of macromolecule drugs in dry formulations. The Company is evaluating the validity of this patent, its relevance to the Company's products and whether the license proposed by the patent owner is of interest to the Company. There can be no assurance that the Company can obtain any license to any technology that the Company determines it needs, on reasonable terms, if at all, or that Inhale could develop or otherwise obtain alternate technology. The failure of the Company to obtain licenses if needed would have a material adverse effect on the Company.

    In June 1997, the Company acquired the intellectual property portfolio of the BioPreservation Division of Pafra Limited of Basildon, England ("Pafra"). This portfolio includes issued U.S. and foreign Letters Patent and pending applications relating to the stabilization of macromolecule drugs in dry formulations. A granted European patent included in this portfolio is currently the subject of an opposition proceeding before the European Patent Office and the Company is continuing the defense of this patent, the opposition to which was initiated prior to the acquisition. There can be no assurance that the Company will be successful in the defense of this opposition proceeding. In addition, there can be no assurance that any of the Pafra patent applications will issue, or that any Pafra patents will be valid and enforceable. The loss of the opposition proceeding or the ability to obtain or defend the Pafra patents could have a material adverse effect on the Company.

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

    The Company's ability to develop and commercialize its technology will be affected by the Company's or its partners' access to the drugs which are to be formulated. Many drugs, including powder formulations of certain drugs which are presently under development by the Company, are subject to issued and pending United States and foreign patent rights which may be owned by competing entities. There are issued patents and pending patent applications relating to the pulmonary delivery of macromolecule drugs, including several for which the Company is developing pulmonary delivery formulations. Specifically, patents have been granted in the United States and Europe directed to aerosol formulations for the treatment of the lung containing alpha-1 antitrypsin (U.S.) and serine protease inhibitors (Europe). The Company's development partner for alpha-1 antitrypsin, Centeon, is negotiating with multiple partners to secure rights under these patents. The failure by Centeon to secure rights under these patents could result in the termination of this program by Centeon. The resulting patent situation is highly complex, and the ability of any one company to commercialize a particular biopharmaceutical drug is highly unpredictable. The Company intends generally to rely on the ability of its partners to provide access to the drugs which are to be formulated for pulmonary delivery. There can be no assurance that the Company's partners will be able to provide access to drug candidates for formulation for pulmonary delivery or that, if such access is provided, the Company or its partners will not be accused of, or determined to be, infringing a third party's rights and will not be prohibited from working with the drug or be found liable for damages that may not be subject to indemnification. Any such restriction on access or liability for damages would have a material adverse effect on the Company.

    The Company also will rely on trade secrets and contract law to protect certain of its proprietary technology. There can be no assurance that any such contract will not be breached, or that if breached, the Company will have adequate remedies. Furthermore, there can be no assurance that any of the Company's trade secrets will not become known or independently discovered by third parties.

    In 1995 the PTO adopted changes to the United States patent law that changed the term of issued patents, subject to certain transition periods, to 20 years from the date of filing rather than 17 years from date of issuance. Beginning in June 1995, the patent term became 20 years from the earliest effective filing date of the underlying patent application. Such change may reduce the effective term of protection for patents that are pending for more than three years in the PTO. In addition, as of January 1996, all inventors who work outside of the United States are able to establish a date of invention on the same basis as those working in the United States. Such change could adversely affect the ability of the Company to prevail in a priority of invention dispute with a third party located or doing work outside of the United States. While the Company cannot predict the effect that such changes will have on its business, such changes could have a material adverse effect on the Company's ability to protect its proprietary information and sustain the commercial viability of its products. Furthermore, the possibility of extensive delays in such process, could effectively further reduce the term during which a marketed product could be protected by patents.

    DEPENDENCE UPON AND NEED TO ATTRACT KEY PERSONNEL. The Company is highly dependent upon the principal members of its scientific and management staff. The Company does not have employment contracts with its key employees, nor does the Company have key man insurance policies on them. The Company also relies on consultants and advisors to assist the Company in formulating research and development strategy. To pursue its product development and commercialization plans, the Company will be required to hire additional qualified scientific personnel to perform research and development, as well as personnel with expertise in clinical testing, government regulation and manufacturing. Expansion in product development and manufacturing also is expected to require the addition of management personnel and the development of additional expertise by existing management personnel. Retaining and attracting qualified personnel, consultants and advisors will be critical to the Company's success. The Company faces competition for qualified individuals from numerous pharmaceutical, biotechnology and drug delivery companies, universities and other research institutions. There can be no assurance that the Company will be able to retain its current key employees or attract and retain qualified additional personnel and management when needed and its failure to do so would have a material adverse effect on the Company's ability to develop and commercialize products.

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

    The time required for completing such testing and obtaining such approvals is uncertain. Further refinement of the device prototype, further scale-up of the powder processing system and automated powder filling and packaging system will need to be accomplished before initiation of later stage clinical trials. Any delay in any of these components of product development may delay testing. In addition, delays or rejections may be encountered based upon changes in FDA policy during the period of product development. Similar delays may also be encountered in other countries. If regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which the product may be marketed, and the marketed product, its manufacturer, and its manufacturing facilities remain subject to continual review and periodic inspections. Later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on such product or manufacturer, including withdrawal of the product from the market. There can be no assurance that regulatory approval will be obtained for any products developed by the Company on a timely basis, or at all. The failure to obtain timely regulatory approval of its products, any product marketing limitations or a product withdrawal would have a material adverse effect on the Company.

    UNCERTAINTY RELATED TO THE HEALTH CARE INDUSTRY AND THIRD-PARTY REIMBURSEMENT. Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental change. Recent initiatives to reduce the federal deficit and to reform health care delivery are increasing cost-containment efforts. The Company anticipates that Congress, state legislatures and the private sector will continue to review and assess alternative benefits, controls on health care spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, the creation of large insurance purchasing groups, price controls on pharmaceuticals and other fundamental changes to the health care delivery system. Any such proposed or actual changes could cause the Company or its collaborative partners to limit or eliminate spending on development projects. Legislative debate is expected to continue in the future, and market forces are expected to demand reduced costs. Inhale cannot predict what effect the adoption of any federal or state health care reform measures or future private sector reforms may have on its business.

    In both domestic and foreign markets, sales of the Company's products under development will depend in part upon the availability of reimbursement from third-party payors, such as government health administration authorities, managed care providers, private health insurers and other organizations. In addition, other third-party payors are increasingly challenging the price and cost effectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved health care products. There can be no assurance that the Company's proposed products will be considered cost effective or that adequate third-party reimbursement will be available to enable Inhale to maintain price levels sufficient to realize an appropriate return on its investment in product development. Legislation and regulations affecting the pricing of pharmaceuticals may change before the Company's proposed products are approved for marketing. Adoption of such legislation could further limit reimbursement for medical products. If adequate coverage and reimbursement levels are not provided by the government and third-party payors for the Company's potential products, the market acceptance of these products would be adversely affected, which would have a material adverse effect on the Company.

    HIGHLY COMPETITIVE INDUSTRY; RISK OF TECHNOLOGICAL OBSOLESCENCE. The biotechnology and pharmaceutical industries are highly competitive and rapidly evolving and significant developments are expected to continue at a rapid pace. The Company's success depends upon maintaining a competitive position in the development of products and technologies for pulmonary delivery of pharmaceutical drugs. If a competing company were to develop or acquire rights to a better dry powder pulmonary delivery device or fine powder processing technology, a better system for efficiently and reproducibly delivering drugs to the deep lung, a non-invasive drug delivery system which is more attractive for the delivery of drugs than pulmonary delivery, or an invasive delivery system which overcomes some of the drawbacks of current invasive systems for chronic or subchronic indications (such as a sustained release system), the Company's business could be materially adversely affected.

    The Company is in competition with pharmaceutical, biotechnology and drug delivery companies, hospitals, research organizations, individual scientists and nonprofit organizations engaged in the development of alternative drug delivery systems or new drug research and testing, as well as with entities producing and developing injectable drugs. The Company is aware of a number of companies currently seeking to develop new products and non-invasive alternatives to injectable drug delivery, including oral delivery systems, intranasal delivery systems, transdermal systems and colonic absorption systems. Several of these companies may have developed or be developing dry powder devices that could be used for pulmonary delivery. The Company is also aware of other companies currently engaged in the development and commercialization of pulmonary drug delivery systems and enhanced injectable drug delivery systems. Many of these companies and entities have greater research and development capabilities, experience, manufacturing, marketing, financial and managerial resources than the Company and represent significant competition for the Company. Acquisitions of competing drug delivery companies by large pharmaceutical companies could enhance competitors' financial, marketing and other resources. Accordingly, the Company's competitors may succeed in developing competing technologies, obtaining FDA approval for products more rapidly than the Company and gaining market acceptance. There can be no assurance that developments by others will not render the Company's products or technologies uncompetitive or obsolete.

    PRODUCT LIABILITY; AVAILABILITY OF INSURANCE. The design, development and manufacture of the Company's products involve an inherent risk of product liability claims and associated adverse publicity. Although the Company currently maintains general liability insurance, there can be no assurance that the coverage limits of the Company's insurance policies will be adequate. The Company obtained clinical trial product liability insurance of $3.0 million per event for certain clinical trials and intends to obtain insurance for future clinical trials of insulin and other products under development. There can be no assurance, however, that the Company will be able to obtain or maintain insurance for any future clinical trials. Such insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms, or at all. A successful claim brought against the Company in excess of the Company's insurance coverage would have a material adverse effect upon the Company and its financial condition.

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

    ANTI-TAKEOVER PROVISIONS. Certain provisions of the Company's Restated Articles of Incorporation and the California General Corporation Law could discourage a third party from attempting to acquire, or make it more difficult for a third party to acquire, control of the Company without approval of the Company's Board of Directors. Such provisions could also limit the price that certain investors might be willing to pay in the future for shares of Common Stock. Certain of such provisions allow the Board of Directors to authorize the issuance of Preferred Stock with rights superior to those of the Common Stock. The Company also will be subject to the provisions of Section 1203 of the California General Corporation Law which requires a fairness opinion to be provided to the Company's shareholders in connection with their consideration of any proposed "interested party" reorganization transaction.

    POTENTIAL VOLATILITY OF STOCK PRICE. The market prices for securities of early stage biotechnology companies have historically been highly volatile and the market from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Factors such as fluctuations in the Company's operating results, announcements of technological innovations or new therapeutic products or the announcement or termination of collaborative relationships by the Company or its competitors, governmental regulation, clinical trial results, developments in patent or other proprietary rights, public concern as to the safety of drug formulations developed by the Company or others and general market conditions may have a significant effect on the market price of the Common Stock. The Company's securities are subject to a high degree of risk and volatility. In the past, following periods of volatility in the market price of a company's securities, class action securities litigation has often been instituted against such a company. Any such litigation instigated against the Company could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on the Company's business, financial condition and operating results.

                           PART II: OTHER INFORMATION

Item 1.    Legal Proceedings--Not Applicable

Item 2.    Changes in Securities--None

Item 3.    Defaults upon Senior Securities--None

Item 4.    Submission of Matters to a Vote of Security Holders--None

Item 5.    Other Information--None

Item 6.    Exhibits and Reports on Form 8-K

    (#) Exhibits

    The following exhibits are filed herewith or incorporated by reference

EXHIBIT EXHIBIT TITLE
------ --------------------------------------------------------------------------
  3.1(3) Restated Articles of Incorporation of the Registrant.

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

 10.7(1) Master Equipment Lease between the Registrant and Phoenix Leasing
         Incorporated, dated August 15, 1992 and Schedules i to 4 thereto.

 10.8(1) Senior Loan and Security Agreement between the Registrant and Phoenix
         Leasing Incorporated, dated September 15, 1993.

 10.9(1) Sublicense Agreement between the Registrant and John S. Patton, dated
         September 13, 1991.

 10.10(2) Offer Letter, dated September 16, 1994, from the Registrant to Jack M.
         Anthony.

EXHIBIT EXHIBIT TITLE
------ --------------------------------------------------------------------------
 10.11(2) Addendum to Lease dated September 17, 1992, between the Registrant and
         W.F. Batton & Marie A. Batton.

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

------------------------

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

(9) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 333-20787)

    (b) Reports on Form 8-K. No reports were filed on Form 8-K during the quarter ended September 30, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto.

                                INHALE THERAPEUTIC SYSTEMS

DATE: October 3, 1997           BY:             /s/ ROBERT B. CHESS
                                     -----------------------------------------
                                                  Robert B. Chess
                                       PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                                                      DIRECTOR

DATE: October 3, 1997           BY:               /s/ JUDI R. LUM
                                     -----------------------------------------
                                                    Judi R. Lum
                                     VICE PRESIDENT FINANCE AND ADMINISTRATION,
                                              CHIEF FINANCIAL OFFICER