Form 10-Q/A
period 1997-09-30
INHALE THERAPEUTIC SYSTEMS
filed 1997-10-09
CIK 906709

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-Q/A

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

                           INHALE THERAPEUTIC SYSTEMS

                       CONDENSED STATEMENTS OF CASH FLOWS

                INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                NINE MONTHS ENDED
                                                                                                  SEPTEMBER 30,
                                                                                               --------------------
                                                                                                 1997       1996
                                                                                               ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash used in operations....................................................................  $  (1,415) $  (6,670)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments, net of sales and maturities...........................    (30,291)    (6,316)
  Purchases of property and equipment........................................................     (8,196)    (1,608)
                                                                                               ---------  ---------

Net cash used in investing activities........................................................    (38,487)    (7,924)
                                                                                               ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of equipment financing obligations................................................       (128)      (201)
  Issuance of common stock, net of issuance costs............................................     31,089     19,592
                                                                                               ---------  ---------
  Net cash provided by financing activities..................................................     30,961     19,391
                                                                                               ---------  ---------

Net increase (decrease) in cash and cash equivalents.........................................     (8,941)     4,797

Cash and cash equivalents at beginning of period.............................................     18,568      3,834
                                                                                               ---------  ---------

Cash and cash equivalents at end of period...................................................  $   9,627  $   8,631
                                                                                               ---------  ---------
                                                                                               ---------  ---------

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

    The Company's operations used cash of $1.4 million in the nine months ended September 30, 1997, as compared to the Company's operations using $6.7 million for the nine months ended September 30, 1996. The decrease in cash usage from operations is due primarily to the increase in advance payments received under the Company's collaborative agreements for work to be performed in future periods. Cash used in operations differed from the Company's net operating losses in these periods due principally to depreciation expenses, decreases in accounts receivable and increases in other current assets, notes receivable, accounts payable, deferred revenue and accrued liabilities.

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

                                INHALE THERAPEUTIC SYSTEMS

DATE: October 8, 1997           BY:             /s/ ROBERT B. CHESS
                                     -----------------------------------------
                                                  Robert B. Chess
                                       PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                                                      DIRECTOR

DATE: October 8, 1997           BY:               /s/ JUDI R. LUM
                                     -----------------------------------------
                                                    Judi R. Lum
                                     VICE PRESIDENT FINANCE AND ADMINISTRATION,
                                              CHIEF FINANCIAL OFFICER