Form 10-K/A
period 1997-12-31
INHALE THERAPEUTIC SYSTEMS
filed 1998-04-30
CIK 906709

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                     FORM 10-K/A


                              AMENDMENT TO ANNUAL REPORT
                        PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997      COMMISSION FILE NUMBER 0-23556




                              INHALE THERAPEUTIC SYSTEMS
                (Exact name of Registrant as specified in its charter)


          CALIFORNIA                                    94-3134940
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

                      150 INDUSTRIAL ROAD, SAN CARLOS, CA 94070
             (Address of principal executive offices, including zip code)

                                    (650) 631-3100
                 (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, NO PAR VALUE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No
                                              ----      ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in any further amendment to the Registrant's
Form 10-K.   X
           -----

     The approximate aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock reported on the Nasdaq National Market was $496,238,600 as of March 10, 1998.

     The number of shares of Common Stock outstanding as of March 28, 1998 was 15,367,004.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              INHALE THERAPEUTIC SYSTEMS

                                     INDEX


                                                                         PAGE NO.
                                                                         -------
ITEM 10 - Directors and Executive Officers of the Registrant.. . . . . . . . 3

ITEM 11 - Executive Compensation.. . . . . . . . . . . . . . . . . . . . . . 5

ITEM 12 - Security Ownership of Certain Beneficial Owners and Management.. . 8

ITEM 13 - Certain Relationships and Related Transactions.. . . . . . . . . . 9

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .12

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS SERVING UNTIL THE 1998 ANNUAL MEETING

      NAME               AGE              POSITION
------------------      ----   --------------------------------------
Robert B. Chess          41    President and Chief Executive Officer
Ajit S. Gill             50    Chief Operating Officer
John S. Patton, Ph.D.    51    Vice President, Research
Terry L. Opdendyk        50    Chairman; General Partner, ONSET Ventures
Mark J. Gabrielson       42    General Partner, Prince Ventures
James B. Glavin          62    Chairman of the Board, The Immune Response
                                     Corporation
Melvin Perelman, Ph.D.   67    Former Executive Vice President, Eli Lilly and
                                    Company

     ROBERT B. CHESS has served as President of the Company since December 1991 and as Chief Executive Officer since May 1992. Mr. Chess was also elected a Director of the Company in May 1992. From September 1990 until October 1991, he was an Associate Deputy Director in the White House Office of Policy Development. In March 1987, Mr. Chess co-founded Penederm Incorporated ("Penederm"), a topical dermatological drug delivery company, and served as its President until February 1989. He left the company in October 1989. Prior to co-founding Penederm, Mr. Chess held management positions at Intel Corp., a semiconductor manufacturer, and Metaphor, a computer software company (acquired by International Business Machines). Mr. Chess holds a B.S. in Engineering from the California Institute of Technology and a M.B.A. from the Harvard Business School.

     AJIT S. GILL has served as Chief Operating Officer since October 1996 and as a Director since April 1998. Mr. Gill also served as the Company's Chief Financial Officer from January 1993 until October 1996. Before joining Inhale, Mr. Gill was Vice President and General Manager of Kodak's Interactive Systems divisions. Mr. Gill has served as Chief Financial Officer for TRW-Fujitsu, Director of Business Development for Visicorp, and as a start-up President for three high technology companies. He completed a BTech at the Indian Institute of Technology, an MS in Electrical Engineering from the University of Nebraska, and holds an MBA from the University of Western Ontario.

     JOHN S. PATTON, PH.D., a co-founder of Inhale, has been Vice President of Research since December 1991 and a Director of the Company since July 1990. He served as President of the Company from its incorporation in July 1990 to December 1991. From 1985 to 1990, Dr. Patton was a Project Team Leader with Genentech, Inc., a biotechnology company, where he headed their non-invasive drug delivery activities. Dr. Patton was on the faculty of the Marine Science and Microbiology Departments at the University of Georgia from 1979 through 1985, where he was granted tenure in 1984. Dr. Patton received a B.S. in Zoology and Biochemistry from Pennsylvania State University, an M.S. from the University of Rhode Island, a Ph.D. in Biology from the University of California, San Diego and received post doctorate fellowships from Harvard Medical School and the University of Lund, Sweden, both in biomedicine.

     TERRY L. OPDENDYK has been the Chairman of the Board of Directors of the Company since August 1991. He served as acting Chief Executive Officer of the Company between August 1991 and May 1992. Mr. Opdendyk has been a general partner of the general partner of ONSET, a California Limited Partnership, a venture capital limited partnership, since 1984; a general partner of the general partner of ONSET Enterprise Associates, L.P., a venture capital limited partnership, since 1989; a general partner of the general partner of ONSET Enterprise Associates II, L.P, a venture capital partnership, since 1994; a special limited partner of the general partner of New Enterprise Associates V, Limited Partnership, a venture capital limited partnership, since 1990; and a special limited partner of the general partner of New Enterprise Associates VI, Limited Partnership, a venture capital limited partnership, since 1993. From 1980 to 1984, he served as president of VisiCorp, a computer software company. Prior to 1980, Mr. Opdendyk held management positions with Intel Corp., a semiconductor manufacturer, and Hewlett-Packard Co., a computer and peripherals manufacturer. Mr. Opdendyk is a director of Penederm and a director of several private companies.

     MARK J. GABRIELSON has been a Director of the Company since May 1992. Since January 1991 he has been a general partner of Prince Ventures, L.P., a venture capital management firm that serves as the general partner of Prince Venture Partners III, L.P. ("Prince"). In addition, Mr. Gabrielson is the Chairman of Ontyx, Inc. Prior to joining Prince, Mr. Gabrielson served in a variety of marketing and business positions with SmithKline Beecham plc since July 1978. Mr. Gabrielson is a director of Penederm.

     JAMES B. GLAVIN has been a Director of the Company since May 1993. Mr. Glavin is Chairman of the Board of The Immune Response Corporation, a biotechnology company. He was President and Chief Executive Officer of The Immune Response Corporation from 1987 until September 1994. From 1987 to 1990, Mr. Glavin served as Chairman of the Board of Smith Laboratories, Inc. and was President and Chief Executive Officer from 1985 to 1989. From 1985 to 1987, he was a partner in CH Ventures, a venture capital firm. From 1983 to 1985, he served as Chairman of the Board of Genetic Systems Corporation, a biotechnology firm, and as its President and Chief Executive Officer from 1981 to 1983. Mr. Glavin is a director of The Meridian Fund and Gish Biomedical, Inc.

     MELVIN PERELMAN, PH.D. has been a Director of the Company since January 1996. Dr. Perelman spent 36 years at Eli Lilly and Company, most recently as Executive Vice-President and President of Lilly Research Laboratories, a position which he held from 1986 until his retirement in 1993. Dr. Perelman served as President of Lilly International from 1976 until 1986. He was a member of the Board of Directors of Eli Lilly and Company from 1976 until 1993. Dr. Perelman is a member of the Board of Directors of Cinergy, Inc., DataChem, Inc., Immusol, Inc. and of The Immune Response Corporation.

BOARD COMMITTEES AND MEETINGS

     During the fiscal year ended December 31, 1997 the Board of Directors held six meetings. The Board has an Audit Committee and a Compensation Committee.

     The Audit Committee meets with the Company's independent auditors at least annually to review the results of the annual audit and discuss the financial statements; recommends to the Board the independent auditors to be retained; and receives and considers the accountants' comments as to controls, adequacy of staff and management performance and procedures in connection with audit and financial controls. The Audit Committee is composed of two non-employee directors: Messrs. Gabrielson and Glavin. It met once during the fiscal year ended December 31, 1997.

     The Compensation Committee makes recommendations concerning salaries and incentive compensation and otherwise determines compensation levels and performs such other functions regarding compensation as the Board may delegate. The Compensation Committee is composed of two non-employee directors: Messrs. Gabrielson and Glavin. It met once during the fiscal year ended December 31, 1997.

     During the fiscal year ended December 31, 1997, each director attended 75% or more of the aggregate of the meetings of the Board and of the committees on which he then served, except for Dr. Patton who attended 66% of such meetings.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1997, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11 - EXECUTIVE COMPENSATION.

COMPENSATION OF DIRECTORS

     For the fiscal year ended December 31, 1997, each non-employee director of the Company received $10,000 of cash compensation from the Company payable quarterly. The members of the Board of Directors are also eligible for reimbursement for their expenses incurred in connection with attendance at Board meetings in accordance with Company policy.

     On June 1 of every other year (or the next business day should such date be a legal holiday), commencing June 1, 1996, each member of the Company's Board of Directors who is not an employee of the Company is automatically granted under the Company's 1994 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"), without further action by the Company, the Board of Directors or the shareholders of the Company, an option to purchase 14,400 shares of Common Stock of the Company. The exercise price of options granted under the Directors' Plan is 100% of the fair market value of the Common Stock subject to the option on the date of the option grant. Options granted under the Directors' Plan vest over 24 months from the date of grant. Option grants under the Directors' Plan are non-discretionary. The term of options granted under the Directors' Plan is ten years. In the event of a merger of the Company with or into another corporation or a consolidation, acquisition of assets or other change-in-control transaction involving the Company, the vesting of each option will accelerate and the option will terminate if not exercised prior to the consummation of the transaction. Options to purchase 130,200 shares of Common Stock have been granted under the Directors' Plan, 6,000 of which have been exercised.

                         COMPENSATION OF EXECUTIVE OFFICERS
                              SUMMARY OF COMPENSATION

     The following table shows for the fiscal years ended December 31, 1997, 1996 and 1995, compensation awarded or paid to, or earned by, the Company's Chief Executive Officer and its other four most highly compensated executive officers at December 31, 1997 (the "Named Executive Officers"):

                             SUMMARY COMPENSATION TABLE

                                                          ANNUAL COMPENSATION
                                                    --------------------------------
    NAME AND PRINCIPAL POSITION                     YEAR       SALARY      BONUS     SECURITIES    ALL OTHER
    ---------------------------                     ----       ------      -----     UNDERLYING   COMPENSATION
                                                                                      OPTIONS         (1)
                                                                                     ----------   -------------
Robert B. Chess . . . . . . . . . . . . . . .       1997     $195,666    $136,763       15,900      $  510
President and Chief Executive Officer               1996      183,936      72,986       28,000         330
                                                    1995      172,521      55,000       55,800         330

Ajit S. Gill  . . . . . . . . . . . . . . . .       1997      194,155      51,757       54,600         870
Chief Operating Officer                             1996      170,012      53,061       33,000         870
                                                    1995      158,283      37,000       21,400      40,870

John S. Patton  . . . . . . . . . . . . . . .       1997      150,119      32,344        7,500       1,440
Vice President, Research                            1996      138,020      39,158       29,000       1,367
                                                    1995      128,721      27,000       15,800         770

Stephen L. Hurst  . . . . . . . . . . . . . .       1997      156,682      27,098       25,400         510
Vice President, Intellectual Property               1996      146,529      33,264        9,000         510
   and Licensing                                    1995      137,093      27,000       24,000         480

Judi R. Lum . . . . . . . . . . . . . . . . .       1997      145,142      18,875        5,400         330
Former Vice President, Finance                      1996       28,211(2)   30,000       35,000          83
   and Administration and
   Chief Financial Officer

---------------
(1) Except for the $40,000 paid to Mr. Gill in 1995 pursuant to an agreement with the Company to cover expenses incurred by Mr. Gill in connection with his relocation upon joining the Company, amounts represent life insurance premiums paid by the Company.
(2)  Ms. Lum joined the Company in October 1996 and resigned in February 1998.

                         STOCK OPTION GRANTS AND EXERCISES

     The Company grants options to its executive officers under its 1994 Equity Incentive Plan (the "Equity Incentive Plan"). As of March 31, 1998, options to purchase a total of 2,493,000 shares were outstanding under the Equity Incentive Plan and options to purchase 764,000 shares remained available for grant thereunder.

     The following tables show for the fiscal year ended December 31, 1997, certain information regarding options granted to, exercised by, and held at year end by, the Named Executive Officers:

                         OPTION GRANTS IN LAST FISCAL YEAR

                                     INDIVIDUAL GRANTS
                            -------------------------------
    NAME                    NUMBER OF            PERCENTAGE    EXERCISE OR   EXPIRATION       POTENTIAL REALIZABLE
                            SECURITIES            OF TOTAL      BASE PRICE      DATE             VALUE AT ASSUMED
                            UNDERLYING            OPTIONS       ($/SHARE)                     ANNUAL RATES OF STOCK
                             OPTIONS             GRANTED TO                                  PRICE APPRECIATION FOR
                             GRANTED             EMPLOYEES                                        OPTION TERM (2)
                                                 IN FISCAL
                                                 YEAR (1)
-----------------------------------------------------------------------------------------------------------------------
                                                                                                  5%             10%
                                                                                               --------       ---------
Robert B. Chess                 500(3)            0.06%         $16.125        01/07/07        $  5,070      $   12,850
                             15,400(4)            1.81           18.625        01/28/07         180,383         457,125

Ajit S. Gill                    500(3)            0.06           16.125        01/07/07           5,070          12,850
                             45,000(5)            5.28           16.125        01/07/07         456,342       1,156,459
                              9,100(6)            1.07           18.125        01/28/07         103,728         262,868

John S. Patton                  500(3)            0.06           16.125        01/07/07           5,070          12,850
                              7,000(7)            0.82           18.625        01/28/07          81,992         207,784

Stephen L. Hurst                500(3)            0.06           16.125        01/07/07           5,070          12,850
                             20,000(8)            2.35           18.625        01/28/07         234,263         593,669
                              4,900(9)            0.58           18.625        01/28/07          57,394         145,449

Judi R. Lum                     500(3)            0.06           16.125        01/07/07           5,070          12,850
                              4,900(10)           0.58           18.625        01/28/07          57,394         145,449

-----------
(1) Based on an aggregate of 852,070 options granted to employees and consultants to the Company in 1997, including the Named Executive Officers.
(2) The potential realizable value is based on the term of the option at the time of grant (ten years). Assumed stock price appreciation of five percent and ten percent is used pursuant to rules promulgated by the SEC. The potential realizable value is calculated by assuming that the market price on the date of grant appreciates at the indicated rate for the entire term of the option and that the option is exercised at the exercise price and sold on the last day of its term at the appreciated price.
(3)  This option vests monthly over 1 year commencing in January 1997.
(4)  This option vests monthly over 5 years commencing in November 2002.
(5)  This option vests monthly over 5 years commencing in February 2002.
(6)  This option vests monthly over 1 year commencing in May 2002.
(7)  This option vests monthly over 1 year commencing in October 2002.
(8) This option vests 20% in February 2002 and the remainder vests monthly thereafter over 2 years.
(9)  This option vests monthly over 1 year commencing in March 2002.
(10) This option vests monthly over 1 year commencing in October 2002.

            AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR, AND
                          DECEMBER 31, 1997 OPTION VALUES

                                                                NUMBER OF SECURITIES            VALUE OF UNEXERCISED IN-THE-
                                                               UNDERLYING UNEXERCISED                 MONEY OPTIONS AT
                                                                     OPTIONS AT                    DECEMBER 31, 1997 (3)
                                                                DECEMBER 31, 1997 (2)
    NAME                    SHARES            VALUE          ------------------------------     -----------------------------
                          ACQUIRED ON       REALIZED(1)      EXERCISABLE       UNEXERCISABLE    EXERCISABLE     UNEXERCISABLE
                           EXERCISE
--------------------------------------------------------------------------------------------------------------------------------
Robert B. Chess                    --               --            71,009            129,490      $ 1,389,960        $2,175,473

Ajit S. Gill                       --               --           106,848            114,629        2,375,667         1,671,645

John S. Patton                     --               --            59,704             51,073        1,216,213           812,287

Stephen L. Hurst               28,418        $ 475,431             4,396             60,585           79,401           800,438

Judi R. Lum                        --               --            15,062             25,338          157,839           250,737


(1) Based on the fair market value of the Company's Common Stock on the exercise date, minus the exercise price, multiplied by the number of shares exercised.

(2) On January 18, 1995, the Board amended the provisions of the options held by the Named Executive Officers to provide that upon a change-in control of the Company the vesting of all outstanding options held by such persons would be accelerated by two years.

(3) Based on the fair market value of the Company's Common Stock as of December 31, 1997 ($26.00 per share), minus the exercise price, multiplied by the number of shares underlying the options.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                               SECURITY OWNERSHIP OF
                      CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the ownership of the Company's Common Stock as of March 31, 1998 by: (i) each director; (ii) each of the Named Executive Officers; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its Common Stock.

                                                  BENEFICIAL OWNERSHIP (1)
                                                  ----------------------------
                                                  NUMBER OF        PERCENT OF
     BENEFICIAL OWNER                              SHARES          TOTAL (2)
----------------------------------                ----------      -----------
Baxter Healthcare Corporation                      1,335,897         8.6%
   One Baxter Parkway
   Deerfield, IL 60015

Mark J. Gabrielson (3)                               624,844         4.0%

John S. Patton (4)                                   435,720         2.8%

Robert B. Chess (5)                                  383,084         2.4%

Ajit S. Gill (6)                                     174,088         1.1%

                                                  BENEFICIAL OWNERSHIP (1)
                                                  ----------------------------
                                                  NUMBER OF        PERCENT OF
     BENEFICIAL OWNER                              SHARES          TOTAL (2)
----------------------------------                ----------      -----------
Terry L. Opdendyk (7)                                137,122           *

James B. Glavin (8)                                   55,799           *

Stephen L. Hurst (9)                                  37,836           *

Melvin Perelman (10)                                  16,800           *

Judi R. Lum (11)                                      15,062           *

All directors and executive officers as a
group (9 persons) (12)                             2,208,865         13.7%

-------------
*  Less than 1%
(1) This table is based upon information supplied by officers, directors and principal shareholders. Unless otherwise indicated in the footnotes to this table and subject to the community property laws where applicable, the Company believes that each of the shareholders named in this table has sole voting and investment power with respect to the shares shown as beneficially owned.
(2) Applicable percentages are based on 15,592,699 shares of Common Stock outstanding as of March 31, 1998, adjusted as required by rules promulgated by the Securities and Exchange Commission (the "SEC").
(3) Includes 595,044 shares held by Prince. Mr. Gabrielson is a general partner of the general partner of Prince. Mr. Gabrielson disclaims beneficial ownership of such shares except to the extent of his pro rata interest therein. Also includes 28,800 shares issuable upon the exercise of options exercisable within 60 days of March 31, 1998.
(4) Includes 68,720 shares issuable upon exercise of options exercisable within 60 days of March 31, 1998.
(5) Includes 94,329 shares issuable upon exercise of options exercisable within 60 days of March 31, 1998.
(6) Includes 123,413 shares issuable upon exercise of options exercisable within 60 days of, 1998.
(7) Includes 28,800 shares issuable upon the exercise of options exercisable within 60 days of March 31, 1998.
(8) Includes 49,800 shares issuable upon exercise of options exercisable within 60 days of March 31, 1998.
(9) Includes 4,230 shares issuable upon exercise of options exercisable within 60 days of March 31, 1998.
(10) All shares issuable upon exercise of option exercisable within 60 days of March 31, 1998.
(11) Includes 4,979 shares issuable upon exercise of options exercisable within 60 days of March 31, 1998.
(12) Includes 595,044 shares held by Prince as described in footnote 3. Also includes 475,459 shares issuable upon exercise of outstanding options exercisable within 60 days of March 31, 1998. See footnotes 3 through 10.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                                CERTAIN TRANSACTIONS

     The Company's Bylaws provide that the Company will indemnify its directors and may indemnify its officers, employees and other agents to the fullest extent permitted by California law. The Company is also empowered under its Bylaws to enter into indemnification contracts with its directors and officers and to purchase insurance on behalf of any person whom it is required or permitted to indemnify.

     In addition, the Company's Amended and Restated Articles of Incorporation provide that the liability of the directors for monetary damages shall be eliminated to the fullest extent permissible under California law. Pursuant to California law, the Company's directors shall not be liable for monetary damages for breach of the directors' fiduciary duty of care to the Company and its shareholders. However, this provision does not eliminate the duty of care, and in appropriate circumstances, equitable remedies such as injunctive or other forms of nonmonetary relief will remain available under California law. In addition, each director will continue to be subject to liability for (i) acts or omissions that involve intentional misconduct or a knowing and culpable violation of law, (ii) acts or omissions that a director believes to be contrary to the best interests of the Company or its shareholders or that involve the absence of good faith on the part of the director, (iii) any transaction form which a director derived an improper personal benefit, (iv) acts or omissions that show a reckless disregard for the director's duty to the Company or its shareholders in circumstances in which the director was aware, or should have been aware, in the ordinary course of performing a director's duties, of a risk of serious injury to the Company or its shareholders, (v) acts or omissions that constitute an unexcused pattern of inattention that amounts to an abdication of the director's duty to the Company of its shareholders, (vi) any transaction that constitutes an illegal distribution or dividend under California law, and
(vii) any transaction involving an unlawful conflict of interest between the director and the Company under California law. The provision also does not affect a director's responsibilities under any other law, such as the federal securities laws or state or federal environmental laws.

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   INHALE THERAPEUTIC SYSTEMS



                                   By: /s/ Robert B. Chess
                                       -------------------------------
                                        Robert B. Chess
                                        President, Chief Executive
                                        Officer and Director


                                   Date: April 30, 1998
                                       -------------------------------