Form 10-Q
period 1998-03-31
INHALE THERAPEUTIC SYSTEMS
filed 1998-05-14
CIK 906709

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON,  DC  20549

                                     FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1998

                                        or,

[ ] TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________________ to ___________________

                          COMMISSION FILE NUMBER: 0-23556

                             INHALE THERAPEUTIC SYSTEMS
               (Exact name of registrant as specified in its charter)

        CALIFORNIA                                      94-3134940
-------------------------------              ---------------------------------
(State of other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

                                150 INDUSTRIAL ROAD
                           SAN CARLOS,  CALIFORNIA  94070
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



                        APPLICABLE ONLY TO CORPORATE ISSUERS

The number of outstanding shares of the registrant's Common Stock, no par value, was 15,621,434 as of April 30, 1998.

                             INHALE THERAPEUTIC SYSTEMS
                                       INDEX




PART I: FINANCIAL INFORMATION
-----------------------------                                                PAGE
Item 1.   Condensed Financial Statements - unaudited . . . . . . . . . . . .   3

          Condensed Balance Sheets - March 31, 1998 and December 31, 1997. .   3

          Condensed Statements of Operations for the three month period
             ended March 31, 1998 and 1997 . . . . . . . . . . . . . . . . .   4

          Condensed Statements of Cash Flows for the three month period
             ended March 31, 1998 and 1997 . . . . . . . . . . . . . . . . .   5

          Notes to Condensed Financial Statements. . . . . . . . . . . . . .   6

Item 2.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations . . . . . . . . . . . . . . . . . . . . .   7



PART II:  OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . .  16

Item 2.   Changes in Securities. . . . . . . . . . . . . . . . . . . . . . .  16

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . .  16

Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . .  16

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . . . .  16

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . .  16

          Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18


Item 1.
                             INHALE THERAPEUTIC SYSTEMS

                              Condensed Balance Sheets
                                   (in thousands)


                                                     March 31, 1998  December 31, 1997
                                                     --------------  -----------------
                                                      (unaudited)        (Note)
                                         ASSETS

Current assets:
   Cash and cash equivalents                           $   11,397     $   14,948
   Short-term investments                                  72,443         85,225
   Other current assets                                     3,140            752
                                                       ----------     ----------
     Total current assets                                  86,980        100,925

Property and equipment:
   Laboratory and other equipment                           9,866          4,408
   Leasehold improvements                                  22,106          2,427
   Leased equipment                                           677            677
                                                       ----------     ----------
                                                           32,649          7,512
   Less accumulated depreciation and amortization          (5,899)        (3,302)
                                                       ----------     ----------
  Net property and equipment                               26,750          4,210

Deposits and other assets                                     143            143
                                                       ----------     ----------
                                                       $  113,873     $  119,762
                                                       ----------     ----------
                                                       ----------     ----------



                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities               $ 7,899       $ 10,428
   Deferred revenue                                         6,743          6,686
                                                       ----------     ----------
     Total current liabilities                             14,642         17,114

Equipment financing obligations                             5,088          5,102
Accrued rent                                                  614            453

Shareholders' equity:
   Common stock                                           135,924        135,273
   Deferred compensation                                     (578)          (538)
   Accumulated deficit                                    (41,817)       (37,642)
                                                       ----------     ----------
     Total shareholders' equity                            93,529         97,093
                                                       ----------     ----------
                                                        $ 113,873     $  119,762
                                                       ----------     ----------
                                                       ----------     ----------



Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


SEE ACCOMPANYING NOTES.

                             INHALE THERAPEUTIC SYSTEMS

                         Condensed Statements of Operations
                    (in thousands, except per share information)
                                    (unaudited)


                                                        THREE MONTHS ENDED MARCH 31,
                                                        ----------------------------
                                                            1998            1997
                                                        ----------------------------
Contract research revenue                                 $ 3,865        $ 3,177

Operating costs and expenses:
    Research and development                                7,217          4,569
    General and administrative                              1,925          1,382
                                                         --------         ------
Total operating costs and expenses                          9,142          5,951
                                                         --------         ------
Loss from operations                                       (5,277)        (2,774)

Interest income, net                                        1,128            730
                                                         --------         ------

Net loss                                                  $(4,149)       $(2,044)
                                                         --------         ------
                                                         --------         ------

Basic and diluted net loss per share                      $ (0.27)       $ (0.16)
                                                         --------         ------
                                                         --------         ------

Shares used in basic and diluted net loss per share
     calculation                                           15,568         12,878
                                                         --------         ------
                                                         --------         ------



SEE ACCOMPANYING NOTES.

                           INHALE THERAPEUTIC SYSTEMS

                       Condensed Statements of Cash Flows
                Increase/(Decrease) in Cash and Cash Equivalents
                                (in thousands)
                                 (unaudited)


                                                                     THREE MONTHS ENDED MARCH 31,
                                                                     ----------------------------
                                                                           1998          1997
                                                                     ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash provided by (used in) operations                                  $(8,164)      $  1,868

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sales and maturities (purchases) of available for sale securities       12,756        (13,388)
  Purchases of property and equipment                                     (8,774)          (898)
                                                                         -------       --------
  Net cash provided by (used in) investing activities                      3,982        (14,286)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of equipment financing obligations                                (20)           (63)
  Issuance of common stock, net of issuance costs                            651         30,575
                                                                         -------       --------
  Net cash provided by financing activities                                  631         30,512
                                                                         -------       --------
  Net increase (decrease) in cash and cash equivalents                    (3,551)        18,094

Cash and cash equivalents at beginning of period                          14,948         18,568
                                                                         -------       --------

Cash and cash equivalents at end of period                               $11,397       $ 36,662
                                                                         -------       --------
                                                                         -------       --------


SEE ACCOMPANYING NOTES.

                             INHALE THERAPEUTIC SYSTEMS

                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   March 31, 1998
                                     (unaudited)


1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements of Inhale Therapeutic Systems ("Inhale" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of March 31, 1998 and the related statements of operations and cash flows for the three month periods ended March 31, 1998 and 1997, are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 as filed with the Commission.

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

     Contract research revenue from two partners represented 67% of the Company's revenue in the three month period ended March 31, 1998. Contract revenue from two partners accounted for 71% of the Company's revenue in the comparable period in 1997. Costs of contract research revenue approximate such revenue and are included in research and development expenses.

3.   NET LOSS PER SHARE

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" (FAS 128) which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate restated, to conform to the FAS 128 requirements.

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

ITEM 2.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 1998 and 1997 should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The following discussion contains forward-looking statements that involve risk and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein under the heading "Risk Factors" as well as those discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

OVERVIEW

     Since its inception in July 1990, Inhale has been engaged in the development of a pulmonary system for the delivery of macromolecules and other drugs for systemic and local lung applications. The Company has been unprofitable since inception and expects to incur significant and increasing additional operating losses over the next several years primarily due to increasing research and development expenditures and expansion of late stage clinical and early stage commercial manufacturing facilities. To date, Inhale has not sold any products and does not anticipate receiving revenue from product sales or royalties in the near future. For the period from inception through March 31, 1998, the Company incurred a cumulative net loss of approximately $41.8 million. The sources of working capital have been equity financings, financings of equipment acquisitions, interest earned on investments of cash, and revenues from research and development contracts.

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

RESULTS OF OPERATIONS

     Revenue in the first quarter of 1998 was $3.9 million compared to $3.2 million in the first quarter of 1997, an increase of 22%. The increase in revenue was primarily due to the expansion of the Company's existing collaborative agreements. Revenue for both the first quarter of 1998 and 1997 was comprised of reimbursed research and development expenses and the amortization of the pro-rata portion of the up-front signing and milestone payments based on actual efforts expended. Costs of contract research revenue approximate such revenue and are included in research and development expenses.

     Research and development expenses increased to approximately $7.2 million in the first quarter of 1998 from $4.6 million in the corresponding period of 1997, an increase of 58%. The increase was due primarily to continued expansion of research activities resulting from an increase in the number of projects, additional hiring of scientific and development personnel, costs associated with the development of its commercial manufacturing facility and increased costs of laboratory supplies and consulting services. The Company expects research, development and process development spending to increase significantly over the next few years as the Company expands its development efforts under collaborative agreements and scales up its late stage clinical and early commercial manufacturing facility.

     General and administrative expenses increased to $1.9 million in the first quarter of 1998 from $1.4 million in the first quarter of 1997, an increase of 39%. The increase was due primarily to costs associated with supporting the Company's increased research efforts including administrative staffing, business development activities and marketing activities. General and administrative expenses are expected to continue to increase over the next few years to support increased levels of research, development and manufacturing activities.

     Net interest income increased to $1.1 million in the first quarter of 1998 compared to $0.7 million in the first quarter of 1997, an increase of 55%. The increase in income was due to larger cash and investment balances maintained by the Company during the quarter ended March 31, 1998, compared to the same period in 1997. The higher cash and investment balances are the result of the Company receiving milestone and research funding payments from collaborative partners as well as the completion of a public offering of the Company's Common Stock in November 1997 which raised net proceeds of approximately $40.0 million.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations primarily through public and private placements of its equity securities, contract research and milestone revenues, interest income earned on its investments of cash and financing of equipment acquisitions. At March 31, 1998, the Company had cash, cash equivalents and short-term investments of approximately $83.8 million.

     The Company's operations used cash of $8.2 million in the three months ended March 31, 1998, as compared to the Company's operations providing cash of $1.9 million for the three months ended March 31, 1997. The increase in net cash used in operations is principally due to the Company's greater net loss incurred during the quarter ended March 31, 1998 compared the net loss incurred during 1997, as well increases in other current assets, deposits and other assets, depreciation and deferred revenue, and decreases in accounts payable and accrued liabilities.

     The Company purchased property and equipment of approximately $8.8 million during the three months ended March 31, 1998, compared to $0.9 million for the corresponding period in 1997. The increase is primarily due to the build out of the Company's new facility in San Carlos, California as well as the acquisition of laboratory equipment to support its research activities.

     The Company expects its cash requirements to increase due to expected increases in costs associated with further research and development of its technologies, resulting in larger numbers of projects, development of drug formulations, process development for the manufacture and filling of powders and devices, marketing and general and administrative costs. These expenses include, but are not limited to, increases in personnel and personnel related costs, purchases of capital equipment, investments in technologies, inhalation device prototype construction and facilities expansion, including the completion of its late stage clinical and early stage commercial manufacturing facility.

     The Company believes that its cash, cash equivalents and short-term investments as of March 31, 1998 together with interest income and possible additional equipment financing, will be sufficient to meet its operating expense and capital expenditure requirements at least through 1999. However, the Company's capital needs will depend on many factors, including continued scientific progress in its research and development arrangements, progress with pre-clinical and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs of developing and the rate of scale-up of the Company's powder processing and packaging technologies, the timing and cost of its late-stage clinical and early commercial production facility, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, the need to acquire licenses to new technologies and the status of competitive products. To satisfy its long-term needs, the Company intends to seek additional funding, as necessary, from corporate partners and from the sale of securities. There can be no assurance that additional funds, if and when required, will be available to the Company on favorable terms, if at all.

YEAR 2000 COMPLIANCE

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

     The Company is utilizing internal resources to conduct a comprehensive review of its computer systems to identify the systems that could be affected by the "year 2000" issue and is developing an implementation plan to resolve the issue. The Company presently believes that, with modifications to existing software and converting to new software, the "year 2000" problem will not pose significant operational problems for the Company's computer systems as so modified and converted. However, if such modifications and conversions are not completed timely, the "year 2000" problem may have a material adverse impact on the operations of the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net loss or stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Comprehensive income is equal to net income for the three months ended March 31, 1998 and 1997.

     Effective January 1, 1998, the Company adopted the Financial Accounting Standard Board's Statement of Financial Accounting Standards No. 131 ('SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 superseded SFAS 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that public business enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 had no impact on the Company's results of operation, financial position, or disclosure of segment information at March 31, 1998 or 1997.

RISK FACTORS

EARLY STAGE COMPANY. Inhale is in an early stage of development. There can be no assurance that the Company's pulmonary delivery technology will prove to be technically feasible or commercially applicable to a range of macromolecules and small molecule drugs. Only six of the Company's fourteen pulmonary delivery formulations, insulin, interleukin-1 receptor, salmon calcitonin, an osteoporosis drug and two small molecules have been subject to any human clinical testing. Although many of the underlying drug compounds with which the Company is working have been tested in humans by others using alternative delivery routes, Inhale's potential products will require extensive research, development, pre-clinical and clinical testing, and may involve lengthy regulatory review. There can be no assurance that any of the Company's potential products will prove to be safe and effective in clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at acceptable cost or be marketed successfully. Any failure of the Company to achieve technical feasibility, demonstrate safety, achieve clinical efficacy, obtain regulatory approval or, together with partners, successfully market products, would have a material adverse effect on the Company.

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

UNCERTAINTIES RELATED TO CLINICAL TRIALS. The Company has limited experience in conducting clinical trials and intends to rely primarily on the pharmaceutical companies with which it collaborates, including Pfizer Inc. and Eli Lilly & Company. The Company is responsible for managing the clinical trials in its collaboration with Baxter Healthcare Corporation ("Baxter"). Before seeking regulatory approvals for the commercial sale of products under development, the Company must demonstrate through pre-clinical studies and clinical trials that such products are safe and effective for use in the target indications. The results from pre-clinical studies and early clinical trials may not be indicative of results that will be obtained in large-scale testing, and there can be no assurance that the Company's clinical trials will demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals or will result in marketable products. Clinical trials are also often conducted with patients having advanced stages of disease. During the course of treatment, these patients can die or suffer other adverse medical effects for reasons that may not be related to the pharmaceutical agent being tested but which can nevertheless affect clinical trial results. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. Clinical trials for products being developed by the Company and its partners may be delayed by many factors, including enrolling a sufficient number of patients fitting the appropriate trial profile. If any of the Company's products under development are not shown to be safe and effective in clinical trials, the resulting delays in developing other compounds and conducting related pre-clinical testing and clinical trials, as well as the need for additional financing, would have a material adverse effect on the Company.

HISTORY OF OPERATING LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY. The Company has not been profitable since inception and, through March 31, 1998, has incurred a cumulative deficit of approximately $41.8 million. The Company expects to continue to incur substantial and increasing losses over at least the next several years as the Company's research and development efforts, preclinical and clinical testing activities and manufacturing scale-up efforts expand and as the Company plans and builds its late stage clinical and early commercial production facility. All of the Company's potential products are in research or in the early stages of development, and no revenues have been generated from approved product sales. The Company's revenues to date have consisted primarily of payments under short-term research and feasibility agreements and development contracts. To achieve and sustain profitable operations, the Company, alone or with others, must successfully develop, obtain regulatory approval for, manufacture, introduce, market and sell products utilizing its pulmonary drug delivery system. There can be no assurance that the Company can generate sufficient product or contract research revenue to become profitable or to sustain profitability.

DEPENDENCE UPON COLLABORATIVE PARTNERS. The Company currently does not possess the resources necessary to develop, obtain regulatory approvals, or commercialize any of its potential therapeutic products. The Company's ability to apply its pulmonary delivery system to a broad range of drugs will depend upon its ability to establish and maintain collaborative arrangements since many of the drugs currently approved for sale or in clinical testing are covered by third-party patents. The Company has entered into collaborative arrangements with certain of its partners to fund clinical trials, assist in obtaining regulatory approvals, supply drugs for formulation and market and distribute products. While Inhale has also entered into agreements with partners to test the feasibility of its pulmonary delivery system with certain of their proprietary molecules, there can be no assurance that the Company will be able to enter into additional collaborations or that its feasibility agreements will lead to collaborations. There also can be no assurance that the Company will be able to maintain any such collaborative arrangements or feasibility agreements or that any such collaborative arrangements or feasibility agreements will be successful. The failure of the Company to enter into or maintain such collaborative arrangements and feasibility agreements would have a material adverse effect on the Company. Moreover, the inability of the Company to enter into a collaborative arrangement with the owner of any patented drug may preclude the Company from working with such drug. Beginning in October 1997, Inhale announced its plan to renegotiate with Baxter certain terms of their collaboration agreement to address concerns raised by both parties about the overall scope and cost of the collaborative arrangement. In April 1998, the renegotiation of the collaborative agreement with Baxter was finalized. Under the revised terms, Inhale and Baxter will focus on the product which entered Phase I testing in November 1997 and continue to pursue its commercialization.

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

     The Company's ability to develop and commercialize its technology will be affected by the Company's or its partners' access to the drugs which are to be formulated. Many drugs, including powder formulations of certain drugs which are presently under development by the Company, are subject to issued and pending United States and foreign patent rights which may be owned by competing entities. There are issued patents and pending patent applications relating to the pulmonary delivery of macromolecule drugs, including several for which the Company is developing pulmonary delivery formulations. Specifically, patents have been granted in the United States and Europe directed to aerosol formulations for the treatment of the lung containing alpha-1 antitrypsin (U.S.) and serine protease inhibitors, including alpha-1 antitrypsin (Europe). The Company's development partner for alpha-1 antitrypsin, Centeon L.L.C (a joint venture of Hoechst AG and Rhone-Poulenc Rorer, Inc.) ("Centeon"), is negotiating with multiple partners to secure rights under these patents. The failure by Centeon to secure rights under these patents could result in the termination of this program by Centeon. The resulting patent situation is highly complex, and the ability of any one company to commercialize a particular biopharmaceutical drug is highly unpredictable. The Company intends generally to rely on the ability of its partners to provide access to the drugs which are to be formulated for pulmonary delivery. There can be no assurance that the Company's partners will be able to provide access to drug candidates for formulation for pulmonary delivery or that, if such access is provided, the Company or its partners will not be accused of, or determined to be, infringing a third party's rights and will not be prohibited from working with the drug or be found liable for damages that may not be subject to indemnification. Any such restriction on access or liability for damages would have a material adverse effect on the Company.

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

PART II:  OTHER INFORMATION
---------------------------

Item 6.   Exhibits and Reports on Form 8-K

     The following exhibits are filed herewith or incorporated by reference


 EXHIBIT                             EXHIBIT TITLE
--------------------------------------------------------------------------------
 3.1 (3)          Restated Articles of Incorporation of the Registrant.
 3.2 (1)          Bylaws of the Registrant.
 4.1              Reference is made to Exhibits 3.1 through 3.2.
 4.2 (1)          Restated Investor Rights Agreement among the Registrant and certain other persons named therein, dated April 29,
                  1993, as amended October 29, 1993.
 4.6 (1)          Specimen stock certificate.
 4.9 (2)          Stock Purchase Agreement between the Registrant and Pfizer
                  Inc., dated January 18, 1995.
 4.12 (9)         Form of Stock Purchase Agreement between the Registrant and the Selling Shareholders dated



                  January 28, 1997.
 10.1 (4)         Registrant's 1994 Equity Incentive Plan (the "Equity Incentive
                  Plan").
 10.2 (1)         Form of Incentive Stock Option under the Equity Incentive
                  Plan.
 10.3 (1)         Form of Nonstatutory Stock Option under the Equity Incentive
                  Plan.
 10.4 (7)         Registrant's 1994 Non-Employee Directors' Stock Option Plan,
                  as amended.
 10.5 (1)         Registrant's 1994 Employee Stock Purchase Plan.
 10.6 (1)         Standard Industrial Lease between the Registrant and W.F.
                  Batton & Co., Inc., dated September 17, 1992, as amended
                  September 18, 1992.
 10.8 (1)         Senior Loan and Security Agreement between the Registrant and
                  Phoenix Leasing Incorporated, dated September 15, 1993.
 10.9 (1)         Sublicense Agreement between the Registrant and John S.
                  Patton, dated September 13, 1991.
 10.11(2)         Lease dated September 17, 1992, between the Registrant and
                  W.F. Batton & Marie A. Batton.
 10.13 (6)        Addendum Number One to Lease dated September 17, 1992, between the Registrant and W.F. Batton & Marie A. Batton.
 10.15 (6)        Addendum Number Two to Lease dated September 17, 1992, between the Registrant and W.F. Batton & Marie A. Batton.
 10.16 (5)        Stock Purchase Agreement between the Registrant and Baxter
                  World Trade Corporation, dated March 1, 1996.
 10.17 (8)        Sublease and Lease Agreement, dated October 2, 1996 between the Registrant and T.M.T. Associates L.L.C.
 27.1             Financial Data Schedule

___________

(1)  Incorporated by reference to the indicated exhibit in the Company's
     Registration Statement (No. 33-75942), as amended.
(2)  Incorporated by reference to the indicated exhibit in the Company's
     Registration Statement (No. 33-89502), as amended.
(3)  Incorporated by reference to the indicated exhibit in the Company's Annual
     Report on Form 10-K for the year ended December 31, 1994.
(4)  Incorporated by reference to the Company's Registration Statement on Form
     S-8 (No. 333-07969).
(5)  Incorporated by reference to the indicated exhibit in the Company's
     Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.
(6)  Incorporated by reference to the indicated exhibit in the Company's Annual
     Report on Form 10-K for the year ended December 31, 1995.
(7)  Incorporated by reference to the indicated exhibit in the Company's
     Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.
(8)  Incorporated by reference to the indicated exhibit in the Company's
     Quarterly Report on Form 10-Q for the quarter ended September 30,
     1996.
(9)  Incorporated by reference to the Company's Registration Statement on Form
     S-3 (No. 333-20787).


(b)  Reports on Form 8-K.

     On April 7, 1998, the Company filed a Current Report on Form 8-K reporting the completion of a renegotiation of its collaborative agreement with Baxter International, Inc.

(c)  See Exhibits listed under Item 14(a)(3).


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto.

                            INHALE THERAPEUTIC SYSTEMS




DATE: May 14, 1998          BY: /S/Robert B. Chess
                                -----------------------
                                Robert  B. Chess
                                President, Chief Executive Officer and Director (Duly Authorized Officer)


                            BY: /S/Christian O. Henry
                                -----------------------
                                Christian O. Henry
                                Corporate Controller
                                (Chief Accounting Officer)