Form 10-Q
period 1998-06-30
INHALE THERAPEUTIC SYSTEMS INC
filed 1998-08-13
CIK 906709

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON,  DC  20549

                                     FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1998

                                        or,

     [ ] TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                     to
                                ------------------    ---------------------

                          COMMISSION FILE NUMBER: 0-23556

                          INHALE THERAPEUTIC SYSTEMS, INC.
               (Exact name of registrant as specified in its charter)

          DELAWARE                                       94-3134940
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

                                150 INDUSTRIAL ROAD
                           SAN CARLOS,  CALIFORNIA  94070
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

                         APPLICABLE ONLY TO CORPORATE ISSUERS

The number of outstanding shares of the registrant's Common Stock, no par value, was 15,686,226 as of July 20, 1998.

                             INHALE THERAPEUTIC SYSTEMS
                                       INDEX

PART I: FINANCIAL INFORMATION
                                                                                                  PAGE
Item 1.   Condensed Financial Statements - unaudited............................................    3

          Condensed Balance Sheets - June 30, 1998 and December 31, 1997........................    3

          Condensed Statements of Operations for the three and six month periods
          ended June 30, 1998 and 1997..........................................................    4

          Condensed Statements of Cash Flows for the six month period ended June 30,
          1998 and 1997.........................................................................    5

          Notes to Condensed Financial Statements...............................................    6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.................................................................    7



PART II:  OTHER INFORMATION

Item 1.   Legal Proceedings.....................................................................   17

Item 2.   Changes in Securities.................................................................   17

Item 3.   Defaults Upon Senior Securities.......................................................   17

Item 4.   Submission of Matters to a Vote of Security Holders...................................   17

Item 5.   Other Information.....................................................................   17

Item 6.   Exhibits and Reports on Form 8-K......................................................   18

          Signatures............................................................................   20

Item 1.
                             INHALE THERAPEUTIC SYSTEMS

                              Condensed Balance Sheets
                                   (in thousands)

                                                                           JUNE 30, 1998    DECEMBER 31, 1997
                                                                           -------------    ------------------
                                                                             (unaudited)          (Note)
                                           ASSETS
Current assets:
    Cash and cash equivalents                                                 $  28,481         $  14,948
    Short-term investments                                                       45,824            85,225
    Other current assets                                                          2,252               752
                                                                              ----------        ---------
         Total current assets                                                    76,557           100,925

Property and equipment, net                                                      33,408            18,694
Deposits and other assets                                                           102               143
                                                                              ----------        ---------
                                                                              $ 110,067         $ 119,762
                                                                              ----------        ---------
                                                                              ----------        ---------

                               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities                                  $   9,161         $  10,428
    Deferred revenue                                                              3,920             6,686
                                                                              ----------        ---------
         Total current liabilities                                               13,081            17,114

Equipment financing obligations                                                   4,974             5,102
Accrued rent                                                                        779               453

Shareholders' equity:
    Common stock                                                                136,578           135,273
    Deferred compensation                                                          (655)             (538)
    Accumulated deficit                                                         (44,690)          (37,642)
                                                                              ----------        ---------
         Total shareholders' equity                                              91,233            97,093
                                                                              ----------        ---------
                                                                              $ 110,067         $ 119,762
                                                                              ----------        ---------
                                                                              ----------        ---------

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

SEE ACCOMPANYING NOTES.

                             INHALE THERAPEUTIC SYSTEMS

                         Condensed Statements of Operations
                    (in thousands, except per share information)
                                    (unaudited)

                                               THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                             --------------------------------       ----------------------------
                                                 1998                1997              1998             1997
                                             ------------       -------------       -----------      -----------
Contract research revenue                    $      6,679       $       3,973       $    10,544      $     7,150

Operating costs and expenses:
  Research and development                          8,645               5,644            15,862           10,213
  General and administrative                        2,025               1,517             3,950            2,899
                                             ------------       -------------       -----------      -----------
Total operating costs and expenses                 10,670               7,161            19,812           13,112
                                             ------------       -------------       -----------      -----------

Loss from operations                               (3,991)             (3,188)           (9,268)          (5,962)

Interest income, net                                1,141                 890             2,269            1,620
                                             ------------       -------------       -----------      -----------
Net loss                                     $     (2,850)      $      (2,298)      $    (6,999)     $    (4,342)
                                             ------------       -------------       -----------      -----------
                                             ------------       -------------       -----------      -----------

Basic and diluted net loss per share         $      (0.18)      $       (0.17)      $     (0.45)     $     (0.33)
                                             ------------       -------------       -----------      -----------
                                             ------------       -------------       -----------      -----------

Shares used in computing basic and
 diluted net loss per share                        15,638              13,648            15,603           13,263
                                             ------------       -------------       -----------      -----------
                                             ------------       -------------       -----------      -----------

SEE ACCOMPANYING NOTES.

                             INHALE THERAPEUTIC SYSTEMS

                         Condensed Statements of Cash Flows
                  Increase/(Decrease) in Cash and Cash Equivalents
                                   (in thousands)
                                    (unaudited)

                                                                  SIX MONTHS ENDED JUNE 30,
                                                                 ---------------------------
                                                                     1998            1997
                                                                 -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash used in operations                                        $  (10,815)     $  (1,733)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of available for sale securities                       (102,694)       (10,280)
  Sales and maturities of available for sale securities             142,046             14
  Purchases of property and equipment                               (16,158)        (3,919)
                                                                 -----------     -----------
  Net cash provided by (used in) investing activities                23,194        (14,185)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of equipment financing obligations                          (151)          (103)
  Issuance of common stock, net of issuance costs                     1,305         30,602
                                                                 -----------     -----------
  Net cash provided by financing activities                           1,154         30,499
                                                                 -----------     -----------
  Net increase in cash and cash equivalents                          13,533         14,581

Cash and cash equivalents at beginning of period                     14,948         18,568
                                                                 -----------     -----------

Cash and cash equivalents at end of period                        $  28,481      $  33,149
                                                                 -----------     -----------
                                                                 -----------     -----------

SEE ACCOMPANYING NOTES.

                             INHALE THERAPEUTIC SYSTEMS

                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   June 30, 1998
                                     (unaudited)

1.   ORGANIZATION AND BASIS OF PRESENTATION

     Inhale Therapeutic Systems ("Inhale" or the "Company") was incorporated in the State of California in July 1990. Since inception, the Company has been engaged in the development of systems for the pulmonary delivery of macromolecule drug therapies for systemic and local lung applications.

     On June 23, 1998, the Company held its Annual Shareholders Meeting at which the Shareholders approved the Company's reincorporation in Delaware. The Company completed its reincorporation in Delaware on July 1, 1998.

     The accompanying unaudited condensed financial statements of Inhale Therapeutic Systems have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of June 30, 1998 and the related statements of operations and cash flows for the six month periods ended June 30, 1998 and 1997, are unaudited but include all adjustments for the three and six months ended June 30, 1998 and 1997 (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 as filed with the Commission.

     Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.

2.   COMPREHENSIVE INCOME

     Comprehensive income is equal to net income for the three and six month periods ended June 30, 1998 and 1997.

3.   REVENUE RECOGNITION

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

     Contract research revenue from two partners represented 67% of the Company's revenue in the six month period ended June 30, 1998. Contract revenue from two partners accounted for 71% of the Company's revenue in the comparable period in 1997. Costs of contract research revenue approximate such revenue and are included in research and development expenses.

4.   NET LOSS PER SHARE

     Basic and diluted net loss per common share is computed in conformance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which the Company adopted in 1997. Accordingly, the weighted average number of common shares outstanding are used while common stock equivalent shares for stock options and warrants are not included in the per share calculations as the effect of their inclusion would be antidilutive.

ITEM 2.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 1998 and 1997 should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The following discussion contains forward-looking statements that involve risk and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein under the heading "Risk Factors" as well as those discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

OVERVIEW

     Since its inception in July 1990, Inhale has been engaged in the development of a pulmonary system for the delivery of macromolecules and other drugs for systemic and local lung applications. The Company has been unprofitable since inception and expects to incur significant and increasing additional operating losses over the next several years primarily due to increasing research and development expenditures and expansion of late stage clinical and early stage commercial manufacturing facilities. To date, Inhale has not sold any products and does not anticipate receiving revenue from product sales or royalties in the near future. For the period from inception through June 30, 1998, the Company incurred a cumulative net loss of approximately $44.7 million. The sources of working capital have been equity financings, financings of equipment acquisitions, interest earned on investments of cash, and payments received under research and development contracts.

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

RESULTS OF OPERATIONS

     Revenue in the second quarter of 1998 was $6.7 million compared to $4.0 million in the second quarter of 1997, an increase of 68%. Revenues for the six months ended June 30, 1998 were $10.5 million as compared to

$7.1 million for the six months ended June 30, 1997, an increase of 47%. The increase in revenue for both the three and six months periods was primarily due to the expansion of the Company's existing collaborative agreements. Revenue for the first and second quarters of 1998 and 1997 was comprised of reimbursed research and development expenses and the amortization of the pro-rata portion of the up-front signing and milestone payments based on actual efforts expended. Costs of contract research revenue approximate such revenue and are included in research and development expenses.

     Research and development expenses increased to approximately $8.6 million in the second quarter of 1998 from $5.6 million in the corresponding period in 1997, an increase of 53%. Research and development expenses for the six months ended June 30, 1998 were $15.9 million compared to $10.2 million for the six months ended June 30, 1997, an increase of 55%. The increase for the three and six month periods was due primarily to continued expansion of research activities resulting from an increase in the number of projects, additional hiring of scientific and development personnel, costs associated with the development of its commercial manufacturing facility and increased costs of laboratory supplies and consulting services. The Company expects research, development and process development spending to increase significantly over the next few years as the Company expands its development efforts under collaborative agreements and scales up its late stage clinical and early commercial manufacturing facility.

     General and administrative expenses increased to $2.0 million in the second quarter of 1998 from $1.5 million in the second quarter of 1997, an increase of 33%. For the six month period ended June 30, 1998, general and administrative expenses were $4.0 million compared to $2.9 million in the comparable period of 1997, an increase of 36%. The increase for the three and six month periods was due primarily to costs associated with supporting the Company's increased research efforts including administrative staffing, business development activities and marketing activities. General and administrative expenses are expected to continue to increase over the next few years to support increasing levels of research, development and manufacturing activities.

     Net interest income increased to $1.1 million in the second quarter of 1998 compared to $0.9 million in the second quarter of 1997, an increase of 28%. Net interest income increased to $2.3 million in the six month period ended June 30, 1998 compared to $1.6 million for the six months ended June 30, 1997. Interest income was earned on larger cash and investment balances held by the Company in the three and six month periods ended June 30, 1998, compared to the same periods in 1997. The higher cash and investment balances are the result of the Company receiving milestone and research funding payments from collaborative partners as well as the completion of a public offering of the Company's Common Stock in November 1997 which raised net proceeds of approximately $40.0 million.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations primarily through public and private placements of its equity securities, contract research and milestone payments, financing of equipment acquisitions and interest income earned on its investments of cash. At June 30, 1998, the Company had cash, cash equivalents and short-term investments of approximately $74.3 million.

     The Company's operations used cash of $10.8 million in the six months ended June 30, 1998, as compared to $1.7 million used in the six months ended June 30, 1997. The increase in net cash used in operations is principally due to the continued expansion of research activities resulting from an increase in the number of projects and providing the related general and administrative support for these increased research efforts, including increased business development and marketing expenses.

     The Company purchased property and equipment of approximately $16.1 million during the six months ended June 30, 1998, compared to $3.9 million for the corresponding period in 1997. The increase is primarily due to the build-out of the Company's manufacturing facility and corporate headquarters in San Carlos, California. This facility will support the Company's late stage clinical manufacturing and large-scale commercialization requirements.

     The Company expects its cash requirements to continue to increase at an accelerated rate due to expected increases in costs associated with further research and development of its technologies, resulting in larger numbers of projects, development of drug formulations, process development for the manufacture and filling of powders and devices, marketing and general and administrative costs. These expenses include, but are not limited to, increases in personnel and personnel related costs, purchases of capital equipment, investments in technologies, inhalation device prototype construction and facilities expansion, including the completion of its late stage clinical and commercial manufacturing facility.

     The Company believes that its cash, cash equivalents and short-term investments as of June 30, 1998, together with interest income and possible additional equipment financing, will be sufficient to meet its operating expense and capital expenditure requirements at least through 1999. However, the Company's capital needs will depend on many factors, including continued scientific progress in its research and development arrangements, progress with pre-clinical and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs of developing and the rate of scale-up of the Company's powder processing and packaging technologies, the timing and cost of its late-stage clinical and early commercial production facility, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, the need to acquire licenses to new technologies and the status of competitive products. To satisfy its long-term needs, the Company intends to seek additional funding, as necessary, from corporate partners and from the sale of securities. There can be no assurance that additional funds, if and when required, will be available to the Company on favorable terms, if at all.

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

     The Company is utilizing both internal and external resources to conduct a comprehensive review of its computer systems to identify the systems that could be affected by the "year 2000" issue and is developing an implementation plan to resolve the issue by the end of 1999. The Company presently believes that, with modifications to existing software and converting to new software, the "year 2000" problem will not pose significant operational problems for the Company's computer systems as so modified and converted. However, if such modifications and conversions are not completed timely, the "year 2000" problem may have a material adverse impact on the operations of the Company.

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

HISTORY OF OPERATING LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY. The Company has not been profitable since inception and, through June 30, 1998, has incurred a cumulative deficit of approximately $44.7 million. The Company expects to continue to incur substantial and increasing losses over at least the next several years as the Company's research and development efforts, preclinical and clinical testing activities and manufacturing scale-up efforts expand and as the Company plans and builds its late stage clinical and early commercial production facility. All of the Company's potential products are in research or in the early stages of development, and no revenues have been generated from approved product sales. The Company's revenues to date have consisted primarily of payments under short-term research and feasibility agreements and development contracts. To achieve and sustain profitable operations, the Company, alone or with others, must successfully develop, obtain regulatory approval for, manufacture, introduce, market and sell products utilizing its pulmonary drug delivery system. There can be no assurance that the Company can generate sufficient product or contract research revenue to become profitable or to sustain profitability.

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

DEPENDENCE UPON PROPRIETARY TECHNOLOGY; UNCERTAINTY OF OBTAINING LICENSES OR DEVELOPING TECHNOLOGY. The Company's success will depend in part upon protecting its proprietary technology from infringement, misappropriation, duplication and discovery. The Company intends to rely principally on a combination of patent law, trade secrets and contract law to protect its proprietary technology in the United States and abroad. Inhale has filed patent applications covering certain aspects of its device, powder processing technology, and powder formulations and pulmonary route of delivery for certain molecules, and plans to file additional patent applications. Currently the Company has been issued nine patents which cover certain aspects of its proprietary technology and the Company has a number of patent applications pending.. There can be no assurance that any of the patents applied for by the Company will issue, or that any patents that issue will be valid and enforceable. Even if such patents are enforceable, the Company anticipates that any attempt to enforce its patents could be time consuming and costly.

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

ANTI-TAKEOVER PROVISIONS. Certain provisions of the Company's Certificate of Incorporation and the Delaware General Corporation Law could discourage a third party from attempting to acquire, or make it more difficult for a third party to acquire, control of the Company without approval of the Company's Board of Directors. Such provisions could also limit the price that certain investors might be willing to pay in the future for shares of Common Stock. Certain of the provisions allow the Board of Directors to authorize the issuance of Preferred Stock with rights superior to those of the Common Stock.

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

Item 1.   Legal Proceedings - Not Applicable

Item 2.   Changes in Securities - None

Item 3.   Defaults upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders

    (a) The Annual Meeting of Shareholders of Inhale Therapeutic Systems was held on June 23, 1998.

    (b) The matters voted upon at the meeting and the voting of shareholders with respect thereto are as follows:

          The election of Robert B. Chess, Ajit S. Gill, John S. Patton, Terry L. Opdendyk, Mark J. Gabrielson, James B. Glavin and Melvin Perelman to the Board of Directors to hold office until the next annual meeting of shareholders and until his successor is elected and has qualified, or until such director's earlier death, resignation or removal:

                                           FOR               WITHHELD
                                           ---               --------
          Robert B. Chess               14,049,968            151,898
          Ajit S. Gill                  14,054,146            147,720
          John S. Patton                14,016,896            184,970
          Terry L. Opdendyk             14,054,146            147,720
          Mark J. Gabrielson            14,054,046            147,820
          James B. Glavin               14,054,146            147,720
          Melvin Perelman               14,039,570            162,296

          Approval of the reincorporation of the Company in the State of
          Delaware:

          For:  9,527,104      Against:  2,491,546      Abstain:  3,560

          Approval of the Company's 1994 Equity Incentive Plan, as amended, to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 775,000 shares, from 3,900,000 shares to 4,675,000 shares:

          For:  11,003,329     Against:  3,145,121      Abstain:  53,416

          Ratification of Ernst & Young, LLP as independent auditors of the Company for its fiscal year ending December 31, 1998:

          For:  14,189,223     Against:  5,118          Abstain:  7,525

          Based on the voting results, each of the directors nominated was elected, and the Company's reincorporation in Delaware, the increase in the aggregate number of shares of Common Stock authorized for issuance, and the ratification of Ernst & Young, LLP as independent auditors of the Company were approved.

Item 5.   Other Information

          Pursuant to the Company's bylaws, stockholders who wish to bring matters or propose nominees for director at the Company's 1999 Annual Meeting of Stockholders must provide specified information to the Company between March 25, 1999 and April 24, 1999 (unless such matters are included in the

          Company's proxy statement pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended).

Item 6.   Exhibits and Reports on Form 8-K

          The following exhibits are filed herewith or incorporated by reference

EXHIBIT     EXHIBIT TITLE
-----------------------------------------------------------------------------------------
2.1         Agreement and Plan of Merger
3.1         Certificate of Incorporation of the Registrant.
3.2         Bylaws of the Registrant.
4.1         Reference is made to Exhibits 3.1 through 3.2.
4.2 (1)     Restated Investor Rights Agreement among the Registrant and certain other persons named therein, dated April 29, 1993, as amended October 29, 1993.
4.6 (1)     Specimen stock certificate.
4.9 (2)     Stock Purchase Agreement between the Registrant and Pfizer Inc., dated
            January 18, 1995.
4.12 (9)    Form of Stock Purchase Agreement between the Registrant and the Selling
            Shareholders dated January 28, 1997.
10.1 (4)    Registrant's 1994 Equity Incentive Plan, as amended (the "Equity Incentive
            Plan").
10.2 (1)    Form of Incentive Stock Option under the Equity Incentive Plan.
10.3 (1)    Form of Nonstatutory Stock Option under the Equity Incentive Plan.
10.4 (7)    Registrant's 1994 Non-Employee Directors' Stock Option Plan, as amended.
10.5 (1)    Registrant's 1994 Employee Stock Purchase Plan.
10.6 (1)    Standard Industrial Lease between the Registrant and W.F. Batton & Co.,
            Inc., dated September 17, 1992, as amended September 18, 1992.
10.8 (1)    Senior Loan and Security Agreement between the Registrant and Phoenix
            Leasing Incorporated, dated September 15, 1993.
10.9 (1)    Sublicense Agreement between the Registrant and John S. Patton, dated
            September 13, 1991.
10.11(2)    Lease dated September 17, 1992, between the Registrant and W.F. Batton &
            Marie A. Batton.
10.13 (6)   Addendum Number One to Lease dated September 17, 1992, between the
            Registrant and W.F. Batton & Marie A. Batton.
10.15 (6)   Addendum Number Two to Lease dated September 17, 1992, between the
            Registrant and W.F. Batton & Marie A. Batton.
10.16 (5)   Stock Purchase Agreement between the Registrant and Baxter World Trade
            Corporation, dated March 1, 1996.
10.17 (8)   Sublease and Lease Agreement, dated October 2, 1996 between the Registrant and T.M.T. Associates L.L.C.
27.1        Financial Data Schedule___________

-----------
(1) Incorporated by reference to the indicated exhibit in the Company's Registration Statement (No. 33-75942), as amended.
(2) Incorporated by reference to the indicated exhibit in the Company's Registration Statement (No. 33-89502), as amended.
(3) Incorporated by reference to the indicated exhibit in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
(4) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-59735).
(5) Incorporated by reference to the indicated exhibit in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.
(6) Incorporated by reference to the indicated exhibit in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
(7) Incorporated by reference to the indicated exhibit in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

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

                                       INHALE THERAPEUTIC SYSTEMS, INC.




DATE: August 13, 1998                  BY: /s/ Robert B. Chess
      ----------------                     -----------------------------------
                                           Robert  B. Chess
                                           President, Chief Executive Officer
                                           and Director
                                           (Duly Authorized Officer)


                                       BY: /s/ Christian O. Henry
                                           -----------------------------------
                                           Christian O. Henry
                                           Corporate Controller
                                           (Chief Accounting Officer)