Form 10-Q
period 1998-09-30
INHALE THERAPEUTIC SYSTEMS INC
filed 1998-11-12
CIK 906709

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON,  DC  20549

                                     FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1998

                                        or,

[ ] TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to
                               --------------------    --------------------

                          COMMISSION FILE NUMBER: 0-23556

                          INHALE THERAPEUTIC SYSTEMS, INC.
               (Exact name of registrant as specified in its charter)

     DELAWARE                                     94-3134940
-------------------------------              ----------------------------
(State of other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

                                150 INDUSTRIAL ROAD
                           SAN CARLOS,  CALIFORNIA  94070
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

                        APPLICABLE ONLY TO CORPORATE ISSUERS

The number of outstanding shares of the registrant's Common Stock, $0.0001 par value, was 15,690,495 as of October 26, 1998.

                          INHALE THERAPEUTIC SYSTEMS, INC.
                                       INDEX

PART I: FINANCIAL INFORMATION
                                                                           PAGE
Item 1. Condensed Financial Statements - unaudited . . . . . . . . . . . . . 3

        Condensed Balance Sheets - September 30, 1998 and
           December 31, 1997 . . . . . . . . . . . . . . . . . . . . . . . . 3

        Condensed Statements of Operations for the three and nine
           month periods ended September 30, 1998 and 1997 . . . . . . . . . 4

        Condensed Statements of Cash Flows for the nine month period ended September 30, 1998 and 1997 . . . . . . . . . . . . . . . . 5

        Notes to Condensed Financial Statements. . . . . . . . . . . . . . . 6

Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations . . . . . . . . . . . . . . . . . . . . . . 7

PART II:  OTHER INFORMATION
Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . .17

Item 2. Changes in Securities. . . . . . . . . . . . . . . . . . . . . . . .17

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . .17

Item 4. Submission of Matters to a Vote of Security Holders. . . . . . . . .17

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . . . . . .17

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . .17

        Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .20

Item 1.
                          INHALE THERAPEUTIC SYSTEMS, INC.

                              Condensed Balance Sheets
                                   (in thousands)

                                    September 30, 1998     December 31, 1997
                                    ------------------     -----------------
                                        (unaudited)              (Note)
                                       ASSETS
Current assets:
  Cash and cash equivalents               $  18,312             $  14,948
  Short-term investments                     44,552                85,225
  Other current assets                        1,673                   752
                                          ---------             ---------
    Total current assets                     64,537               100,925

Property and equipment, net                  37,918                18,694
Deposits and other assets                       144                   143
                                          ---------             ---------
                                          $ 102,599             $ 119,762
                                          ---------             ---------
                                          ---------             ---------

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and
   accrued liabilities                    $   5,308             $  10,428
  Deferred revenue                            5,060                 6,686
                                          ---------             ---------
    Total current liabilities                10,368                17,114

Equipment financing obligations               4,957                 5,102
Accrued rent                                    849                   453

Stockholders' equity:
  Common stock                                1,569                 1,377
  Capital in excess of par value            135,452               133,896
  Deferred compensation                        (864)                 (538)
  Accumulated deficit                       (49,732)              (37,642)
                                          ---------             ---------
    Total stockholders' equity               86,425                97,093
                                          ---------             ---------
                                          $ 102,599            $  119,762
                                          ---------             ---------
                                          ---------             ---------

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

SEE ACCOMPANYING NOTES.

                          INHALE THERAPEUTIC SYSTEMS, INC.

                         Condensed Statements of Operations
                    (in thousands, except per share information)
                                    (unaudited)

                                     THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                     --------------------------------   -------------------------------
                                           1998            1997                1998           1997
                                      -------------    -------------     -------------   --------------
Contract research revenue                 $ 4,883        $ 4,309            $ 15,427        $11,459

Operating costs and expenses:
    Research and development                8,941          6,427              24,803         16,640
    General and administrative              1,819          1,345               5,769          4,244
                                         ---------      ---------          ----------      ----------

Total operating costs and expenses         10,760          7,772              30,572         20,884
                                         ---------      ---------          ----------      ----------

Loss from operations                       (5,877)        (3,463)            (15,145)        (9,425)

Interest income, net                          835            812               3,104          2,432
                                         ---------      ---------          ----------      ----------

Net loss                                  $(5,042)       $(2,651)           $(12,041)       $(6,993)
                                         ---------      ---------          ----------      ----------
                                         ---------      ---------          ----------      ----------

Basic and diluted net loss per share      $ (0.32)       $ (0.19)           $  (0.77)       $ (0.52)
                                         ---------      ---------          ----------      ----------
                                         ---------      ---------          ----------      ----------

Shares used in computing basic and
    diluted net loss per share             15,681         13,726              15,630         13,417
                                         ---------      ---------          ----------      ----------
                                         ---------      ---------          ----------      ----------

SEE ACCOMPANYING NOTES.

                          INHALE THERAPEUTIC SYSTEMS, INC.

                         Condensed Statements of Cash Flows
                  Increase/(Decrease) in Cash and Cash Equivalents
                                   (in thousands)
                                    (unaudited)

                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                   -------------------------------
                                                          1998          1997
                                                   -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                            $  (12,041)    $  (6,993)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                          2,321         1,611
    Amortization of deferred compensation                    127            88
    Increase in other current assets, deposits
     and other assets                                       (921)       (5,421)
    Increase (decrease) in accounts payable and
     accrued liabilities                                  (4,703)        2,915
    Increase (decrease) in deferred revenue               (1,626)        5,785
                                                      -----------    ----------
    Net cash used in operations                          (16,843)       (2,015)
                                                      -----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of available for sale securities            (120,184)      (53,354)
  Sales and maturities of available for sale
   securities                                            160,808        23,063
  Purchases of property and equipment                    (21,546)       (8,196)
                                                      -----------    ----------
  Net cash provided by (used in) investing
   activities                                             19,078       (38,487)
                                                      -----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of equipment financing obligations               (165)         (128)
  Issuance of common stock, net of issuance costs          1,294        31,689
                                                      -----------    ----------
  Net cash provided by financing activities                1,129        31,561
                                                      -----------    ----------

  Net increase (decrease) in cash and cash
   equivalents                                             3,364        (8,941)

Cash and cash equivalents at beginning of period          14,948        18,568
                                                      -----------    ----------

Cash and cash equivalents at end of period            $   18,312     $   9,627
                                                      -----------    ----------
                                                      -----------    ----------

SEE ACCOMPANYING NOTES.

                         INHALE THERAPEUTIC SYSTEMS, I NC.

                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 September 30, 1998
                                     (unaudited)


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

     The accompanying unaudited condensed financial statements of Inhale have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of September 30, 1998 and the related statements of operations and cash flows for the nine month periods ended September 30, 1998 and 1997, are unaudited but include all adjustments for the three and nine months ended September 30, 1998 and 1997 (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 as filed with the Commission.

     Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.

2.   COMPREHENSIVE INCOME

     Comprehensive income is equal to net income for the three and nine month periods ended September 30, 1998 and 1997.

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

     Contract research revenue from three partners represented 91% of the Company's revenue in the nine month period ended September 30, 1998.
Contract revenue from two partners accounted for 70% of the Company's revenue in the comparable period in 1997. Costs of contract research revenue approximate such revenue and are included in research and development expenses.

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

ITEM 2.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 1998 and 1997 should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The following discussion contains forward-looking statements that involve risk and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein under the heading "Risk Factors" as well as those discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

OVERVIEW

     Since its inception in July 1990, Inhale has been engaged in the development of a pulmonary system for the delivery of macromolecules and other drugs for systemic and local lung applications. The Company has been unprofitable since inception and expects to incur significant and increasing additional operating losses over the next several years primarily due to increasing research and development expenditures and expansion of late stage clinical and early stage commercial manufacturing facilities. To date, Inhale has not sold any commercial products and does not anticipate receiving revenue from product sales or royalties in the near future. For the period from inception through September 30, 1998, the Company incurred a cumulative net loss of approximately $49.7 million. The sources of working capital have been equity financings, financings of equipment acquisitions, interest earned on investments of cash, and payments received under research and development contracts.

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

RESULTS OF OPERATIONS

     Revenue in the third quarter of 1998 was $4.9 million compared to $4.3 million in the third quarter of

1997, an increase of 13%. Revenues for the nine months ended September 30, 1998 were $15.4 million as compared to $11.5 million for the nine months ended September 30, 1997, an increase of 35%. The increase in revenue for both the three and nine months periods was primarily due to the expansion of the Company's existing collaborative agreements. Revenue for the first, second and third quarters of 1998 and 1997 was comprised of reimbursed research and development expenses as well as the amortization of the pro-rata portion of up-front signing and milestone payments received from the Company's collaborative partners. Recognition of up-front signing and milestone payments is based on actual efforts expended. Costs of contract research revenue approximate such revenue and are included in research and development expenses.

     Research and development expenses increased to approximately $8.9 million in the third quarter of 1998 from $6.4 million in the corresponding period of 1997, an increase of 39%. Research and development expenses for the nine months ended September 30, 1998 were $24.8 million compared to $16.6 million for the nine months ended September 30, 1997, an increase of 49%.
The increase for both the three and nine month periods was due primarily to continued expansion of research activities resulting from an increase in the number of projects, additional hiring of scientific and development personnel, costs associated with validation process development for the Company's commercial manufacturing facility and increased costs of laboratory supplies, tooling and other product development expenses. The Company expects research, development and process development spending to increase significantly over the next few years as the Company expands its development efforts under collaborative agreements and scales up its late stage clinical and early stage commercial manufacturing facility.

     General and administrative expenses increased to $1.8 million in the third quarter of 1998 from $1.3 million in the third quarter of 1997, an increase of 35%. For the nine month period ended September 30, 1998, general and administrative expenses were $5.8 million compared to $4.2 million in the comparable period of 1997, an increase of 36%. The increase for the three and nine month periods was due primarily to costs associated with supporting the Company's increased research efforts including administrative staffing, business development and marketing activities, and the purchase of additional computer equipment and supplies. General and administrative expenses are expected to continue to increase over the next few years to support increasing levels of research, development and manufacturing activities.

     Net interest income increased to $840,000 in the third quarter of 1998 compared to $810,000 in the third quarter of 1997, an increase of 3%. Net interest income increased to $3.1 million in the nine month period ended September 30, 1998 compared to $2.4 million for the nine months ended September 30, 1997. Interest income was earned on larger cash and investment balances held by the Company in the nine month period ended September 30, 1998, compared to the same period in 1997. The higher cash and investment balances are the result of the Company receiving milestone and research funding payments from collaborative partners as well as the completion of a public offering of the Company's Common Stock in November 1997 which raised net proceeds of approximately $40.0 million.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations primarily through public and private placements of its equity securities, contract research and milestone payments, financing of equipment acquisitions and interest income earned on its investments of cash. At September 30, 1998, the Company had cash, cash equivalents and short-term investments of approximately $62.9 million.

     The Company's operations used cash of $16.8 million in the nine months ended September 30, 1998, as compared to $2.0 million used in the nine months ended September 30, 1997. The increase in net cash used in operations is principally due to the continued expansion of research activities resulting from an increase in the number of projects and providing the related general and administrative support for these increased research efforts, including increased business development and marketing expenses.

     The Company purchased property and equipment of approximately $21.5 million during the nine months ended September 30, 1998, compared to $8.2 million for the corresponding period in 1997. The increase is primarily due to the build-out of the Company's manufacturing facility and corporate headquarters in San Carlos, California. This facility will support the Company's commercial manufacturing requirements.

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

     The Company believes that its cash, cash equivalents and short-term investments as of September 30, 1998, together with interest income and possible additional equipment financing, will be sufficient to meet its operating expense and capital expenditure requirements at least through 1999. However, the Company's capital needs will depend on many factors, including continued scientific progress in its research and development arrangements, progress with pre-clinical and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs of developing and the rate of scale-up of the Company's powder processing and packaging technologies, the timing and cost of its late-stage clinical and early commercial production facility, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, the need to acquire licenses to new technologies and the status of competitive products. To satisfy its long-term needs, the Company intends to seek additional funding, as necessary, from corporate partners and from the sale of securities. There can be no assurance that additional funds, if and when required, will be available to the Company on favorable terms, if at all.

YEAR 2000 COMPLIANCE

     The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (Year 2000) approaches. The Year 2000 ("Y2K") problem is pervasive and complex as virtually every computer operation may be affected in some way by the rollover of the two digit year value to "00". The issue is whether systems will properly recognize date sensitive information when the year changes to 2000. If the Company's software and firmware with date-sensitive functions are not Y2K compliant, they may recognize a date with "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, interruptions in manufacturing operations, a temporary inability to process transactions, or engage in similar normal business activities.

     The Company is utilizing both internal and external resources to conduct a comprehensive review of its systems to identify those systems that could be affected by the Y2K problem and is developing an implementation plan to resolve the issue by the end of 1999. The scope of the Y2K effort includes information technology ("IT") such as software and hardware, non-IT systems or embedded technology such as microcontrollers contained in various manufacturing and lab equipment, environmental and safety systems, facilities and utilities, and the Y2K readiness of key third parties such as suppliers and financial institutions. A multi-step Y2K readiness plan has been developed for its internal systems which includes development of corporate awareness, inventory and assessment of internal systems, project planning, project implementation (which includes remediation, upgrading and replacement), and validation testing.

     The Company has initiated formal communication with significant vendors and suppliers to determine the extent to which the Company's operations are vulnerable to those third parties' failure to remediate their own Y2K issues. Suppliers of hardware, software or other products that might contain embedded processors were requested to provide information regarding Y2K compliance status of their products. The Company will continue to seek information from non-responsive suppliers and plans to contact replacement vendors and suppliers through the second quarter of 1999 and then develop and implement contingency plans. In addition, in order to protect against the acquisition of additional non-compliant products, the Company now requires suppliers to warrant that products sold or licensed to the Company are Y2K compliant. In the event that any of the Company's significant suppliers do not successfully and timely achieve Y2K compliance, the Company's business or operations could be adversely affected. There can be no assurance that the systems of other companies on which the Company's systems rely will be converted on a timely basis and would not have an adverse effect on the Company's operations.

     The Company has not yet fully developed a comprehensive contingency plan to address situations that may result if the Company is unable to achieve Y2K readiness of its critical operations. Development of contingency plans is in progress and will develop in detail and expand during the remainder of 1998 and the first half of 1999. There can be no assurance that the Company will be able to develop a contingency plan that will adequately address issues that may arise in the year 2000. The failure of the Company to develop and implement, if necessary, an appropriate contingency plan could have a material impact on the operations of the Company. Finally, the Company is also vulnerable to external forces that might generally affect industry and commerce, such as utility and transportation company Y2K compliance failures and related service interruptions.

     The Company anticipates completing the mission critical, high impact Y2K issues by the first half of 1999, which is prior to any anticipated impact on its operating systems and expects the Y2K project to continue beyond the year 2000 with respect to the upgrading, replacement and testing of non-critical systems. These dates are contingent upon the timeliness and accuracy of software and hardware upgrades from vendors, adequacy and quality of resources available to work on completion of the project and any other unforeseen factors. The total expense of the Y2K project is currently estimated at approximately $1 million, which is not material to the Company's business operations or financial condition. The expenses of the Y2K project are being funded through operating cash flows.

     The costs of the project and the date on which the Company believes it will complete the Y2K modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. There can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.

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

HISTORY OF OPERATING LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY. The Company has not been profitable since inception and, through September 30, 1998, has incurred a cumulative deficit of approximately $49.7 million. The Company expects to continue to incur substantial and increasing losses over at least the next several years as the Company's research and development efforts, preclinical and clinical testing activities and manufacturing scale-up efforts expand and as the Company plans and builds its late stage clinical and early commercial production facility. All of the Company's potential products are in research or in the early stages of development, and no revenues have been generated from approved product sales. The Company's revenues to date have consisted primarily of payments under short-term research and feasibility agreements and development contracts. To achieve and sustain profitable operations, the Company, alone or with others, must successfully develop, obtain regulatory approval for, manufacture, introduce, market and sell products utilizing its pulmonary drug delivery system. There can be no assurance that the Company can generate sufficient product or contract research revenue to become profitable or to sustain profitability.

DEPENDENCE UPON COLLABORATIVE PARTNERS. The Company currently does not possess the resources necessary to develop, obtain regulatory approvals, or commercialize any of its potential therapeutic products. The Company's ability to apply its pulmonary delivery system to a broad range of drugs will depend upon its ability to establish and maintain collaborative arrangements since many of the drugs currently approved for sale or in clinical testing are covered by third-party patents. The Company has entered into collaborative arrangements with certain of its partners to fund clinical trials, assist in obtaining regulatory approvals, supply drugs for formulation and market and distribute products. While Inhale has also entered into agreements with partners to test the feasibility of its pulmonary delivery system with certain of their proprietary molecules, there can be no assurance that the Company will be able to enter into additional collaborations or that its feasibility agreements will lead to collaborations. There also can be no assurance that the Company will be able to maintain any such collaborative arrangements or feasibility agreements or that any such collaborative arrangements or feasibility agreements will be successful. The failure of the Company to enter into or maintain such collaborative arrangements and feasibility agreements would have a material adverse effect on the Company. Moreover, the inability of the Company to enter into a collaborative arrangement with the owner of any patented drug may preclude the Company from working with such drug, and the inability of any partner to supply drugs for formulation would have a material adverse effect on the Company.

     The Company's existing partners have rights to pursue parallel development of other drug delivery systems which may compete with the Company's pulmonary drug delivery system and to terminate their agreements with the Company at any time without significant penalty. The Company anticipates that any future partners would have similar rights. Although the Company intends generally to formulate and manufacture powders for partners and to supply inhalation devices for such powders, certain partners may choose to formulate or manufacture their own powders, or to develop or supply their own device, thereby limiting one or more potential sources of revenue for Inhale. In addition, the Company anticipates that it may be precluded from entering into new arrangements with companies whose products compete with those of its existing partners. The Company also has limited or no control over the resources that any partner may devote to the Company's products, over partners' development efforts, including the design and conduct of clinical trials, and over the pricing of any such products. The pharmaceutical and biotechnology industries are consolidating, and acquisitions by, or of, the Company's existing or potential collaborative partners may affect the initiation or continuation of any such collaborations. There can be no assurances that any of the Company's present or future collaborative partners will perform their obligations as expected, will devote sufficient resources to the development, clinical testing or marketing of the Company's potential products or will not terminate their agreements with the Company prematurely or renegotiate such agreements. Any parallel development by a partner of alternate drug delivery systems, development by a partner rather than by Inhale of components of the delivery system, preclusion from entering into competitive arrangements, failure to obtain timely regulatory approvals, premature termination of an agreement, renegotiation of an agreement, or failure by a partner to devote sufficientresources to the development and commercialization of the Company's products would have a material adverse effect on the Company.

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

DEPENDENCE UPON PROPRIETARY TECHNOLOGY; UNCERTAINTY OF OBTAINING LICENSES OR DEVELOPING TECHNOLOGY. The Company's success will depend in part upon protecting its proprietary technology from infringement, misappropriation, duplication and discovery. The Company intends to rely principally on a combination of patent law, trade secrets and contract law to protect its proprietary technology in the United States and abroad. Inhale has filed patent applications covering certain aspects of its device, powder processing technology, and powder formulations and pulmonary route of delivery for certain molecules, and plans to file additional patent applications. Currently the Company has been issued twenty-four U.S. and foreign patents which cover certain aspects of its proprietary technology and the Company has a number of patent applications pending. There can be no assurance that any of the patents applied for by the Company will issue, or that any patents that issue or have issued will be valid and enforceable. Even if such patents are enforceable, the Company anticipates that any attempt to enforce its patents could be time consuming and costly.

     The patent positions of pharmaceutical, biotechnology and drug delivery companies, including Inhale, are uncertain and involve complex legal and factual issues. Additionally, the coverage claimed in a patent application can be significantly reduced before the patent is issued. As a consequence, the Company does not know whether any of its patent applications will result in the issuance of patents or, if any patents issue, whether they will provide significant proprietary protection or will be circumvented or invalidated. Since patent applications in the United States are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature often lag behind actual discoveries, the Company cannot be certain that it was the first inventor of inventions covered by its pending patent applications or issued U.S. patents or that it was the first to file patent applications for such inventions. Moreover, the Company may have to participate in interference proceedings declared by the PTO to determine priority of invention, which could result in substantial cost to the Company, even if the eventual outcome is favorable to the Company. An adverse outcome could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from or to third parties or require the Company to cease using the technology in dispute.

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

Item 6.   Exhibits and Reports on Form 8-K

     The following exhibits are filed herewith or incorporated by reference


    EXHIBIT                             EXHIBIT TITLE
-------------------------------------------------------------------------------
 2.1          Agreement and Plan of Merger Between Inhale Therapeutic Systems,
              a California Corporation, and Inhale Therapeutic Systems
              (Delaware), a Delaware Corporation
 3.1          Certificate of Incorporation of the Registrant.
 3.2          Bylaws of the Registrant.
 4.1          Reference is made to Exhibits 3.1 through 3.2.
 4.2 (1)      Restated Investor Rights Agreement among the Registrant and certain other persons named therein, dated April 29, 1993, as amended October 29, 1993.
 4.6 (1)      Specimen stock certificate.
 4.9 (2)      Stock Purchase Agreement between the Registrant and Pfizer Inc., dated January 18, 1995.
 4.12 (9)     Form of Stock Purchase Agreement between the Registrant and the
              Selling Shareholders dated January 28, 1997.
 10.1 (4)     Registrant's 1994 Equity Incentive Plan, as amended (the "Equity
              Incentive Plan").
 10.2 (1)     Form of Incentive Stock Option under the Equity Incentive Plan.
 10.3 (1)     Form of Nonstatutory Stock Option under the Equity Incentive
              Plan.
 10.4 (7)     Registrant's 1994 Non-Employee Directors' Stock Option Plan, as
              amended.
 10.5 (1)     Registrant's 1994 Employee Stock Purchase Plan.
 10.6 (1)     Standard Industrial Lease between the Registrant and W.F.
              Batton & Co., Inc., dated September 17, 1992, as amended
              September 18, 1992.
 10.8 (1)     Senior Loan and Security Agreement between the Registrant and
              Phoenix Leasing Incorporated, dated September 15, 1993.
 10.9 (1)     Sublicense Agreement between the Registrant and John S. Patton, dated September 13, 1991.
 10.11(2)     Lease dated September 17, 1992, between the Registrant and W.F.
              Batton & Marie A. Batton.
 10.13 (6)    Addendum Number One to Lease dated September 17, 1992, between the Registrant and W.F. Batton & Marie A. Batton.
 10.15 (6)    Addendum Number Two to Lease dated September 17, 1992, between the Registrant and W.F. Batton & Marie A. Batton.
 10.16 (5)    Stock Purchase Agreement between the Registrant and Baxter World
              Trade Corporation, dated March 1, 1996.
 10.17 (8)    Sublease and Lease Agreement, dated October 2, 1996 between the
              Registrant and T.M.T. Associates L.L.C.
 27.1         Financial Data Schedule

------------

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

                              INHALE THERAPEUTIC SYSTEMS, INC.



DATE: November 10, 1998       BY: /S/ Robert B. Chess
      -------------------         --------------------------
                                  Robert B. Chess
                                  Co-Chief Executive Officer and Director
                                  (Duly Authorized Officer)


                              BY: /S/ Christian O. Henry
                                  --------------------------
                                  Christian O. Henry
                                  Corporate Controller
                                  (Chief Accounting Officer)