Form 10-Q
period 1999-03-31
INHALE THERAPEUTIC SYSTEMS INC
filed 1999-05-13
CIK 906709

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1999

                                       or,

[ ] TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________________ to _____________________

                         COMMISSION FILE NUMBER: 0-23556

                        INHALE THERAPEUTIC SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                    94-3134940
-------------------------------               --------------------------------
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

The number of outstanding shares of the registrant's Common Stock, $0.0001 par value, was 16,941,154 as of April 30, 1999.

                        INHALE THERAPEUTIC SYSTEMS, INC.
                                      INDEX

PART I: FINANCIAL INFORMATION
-----------------------------
                                                                                                                         PAGE
Item 1.              Condensed Financial Statements - unaudited.............................................................3

                     Condensed Balance Sheets - March 31, 1999 and December 31, 1998........................................3

                     Condensed Statements of Operations for the three month periods ended
                          March 31, 1999 and 1998 ..........................................................................4

                     Condensed Statements of Cash Flows for the three month periods ended
                          March 31, 1999 and 1998...........................................................................5

                     Notes to Condensed Financial Statements................................................................6

Item 2.              Management's Discussion and Analysis of Financial Condition and
                          Results of Operations.............................................................................7

Item 3.              Quantitative and Qualitative Disclosures About Market Risk ...........................................15

PART II:  OTHER INFORMATION
---------------------------

Item 1.              Legal Proceedings.....................................................................................15

Item 2.              Changes in Securities.................................................................................15

Item 3.              Defaults Upon Senior Securities.......................................................................15

Item 4.              Submission of Matters to a Vote of Security Holders...................................................15

Item 5.              Other Information.....................................................................................15

Item 6.              Exhibits and Reports on Form 8-K......................................................................15

                     Signatures............................................................................................17

Item 1.

                        INHALE THERAPEUTIC SYSTEMS, INC.

                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                             MARCH 31, 1999               DECEMBER 31, 1998
                                                                              (UNAUDITED)                          *
                                                                            -----------------              ---------------
                                ASSETS
Current assets:
                Cash and cash equivalents                                            $18,023                      $24,916
                Short-term investments                                                55,553                       57,946
                Other current assets                                                   3,231                        1,678
                                                                            -----------------              ---------------
                        Total current assets                                          76,807                       84,540

Property and equipment, net                                                           54,449                       49,863
Deposits and other assets                                                                 93                           93
                                                                            -----------------              ---------------
                                                                                    $131,349                     $134,496
                                                                            -----------------              ---------------
                                                                            -----------------              ---------------


                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

                Accounts payable and accrued liabilities                             $10,902                       $8,397
                Deferred revenue                                                       3,755                        4,359
                                                                            -----------------              ---------------
                        Total current liabilities                                     14,657                       12,756

Equipment financing obligations                                                            1                            9
Tenant improvement loan                                                                4,924                        4,931
Accrued rent                                                                             989                          919

Stockholders' equity:
                Common stock                                                               2                            2
                Capital in excess of par value                                       172,918                      172,847
                Deferred compensation                                                  (869)                        (931)
                Accumulated other comprehensive loss                                    (32)                         (19)
                Accumulated deficit                                                 (61,241)                     (56,018)
                                                                            -----------------              ---------------
                        Total stockholders' equity                                   110,778                      115,881
                                                                            -----------------              ---------------
                                                                                    $131,349                     $134,496
                                                                            -----------------              ---------------
                                                                            -----------------              ---------------

                     SEE ACCOMPANYING NOTES.

(*) The balance sheet at December 31, 1998 has been derived from the audited Financial Statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                        INHALE THERAPEUTIC SYSTEMS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
                                  (UNAUDITED)

                                                                                        THREE MONTHS
                                                                                            ENDED
                                                                                          MARCH 31,
                                                                            --------------------------------------
                                                                                  1999                  1998
                                                                            -----------------      ---------------
Contract research revenue                                                             $7,780               $3,865

Operating costs and expenses:
                Research and development                                              12,716                7,217
                General and administrative                                             1,264                1,925
                                                                            -----------------      ---------------

Total operating costs and expenses                                                    13,980                9,142
                                                                            -----------------      ---------------

Loss from operations                                                                  (6,200)              (5,277)

Interest income, net                                                                     977                1,128

                                                                            -----------------      ---------------
Net loss                                                                              (5,223)              (4,149)
                                                                            -----------------      ---------------
                                                                            -----------------      ---------------

Basic and diluted net loss per share                                                  ($0.31)              ($0.27)
                                                                            -----------------      ---------------
                                                                            -----------------      ---------------

Shares used in computing
basic and diluted net loss per share                                                  16,929               15,568
                                                                            -----------------      ---------------
                                                                            -----------------      ---------------

                          SEE ACCOMPANYING NOTES.

                        INHALE THERAPEUTIC SYSTEMS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    THREE MONTHS
                                                                                        ENDED
                                                                                      MARCH 31,
                                                                                --------------------
                                                                                  1999         1998
                                                                                ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
                Cash used in operations                                           $(3,586)   $(8,164)

CASH FLOWS FROM INVESTING ACTIVITIES:
                Sale of short-term investments, net of purchases and maturities     2,382     12,756
                Purchases of property and equipment                                (5,744)    (8,774)
                                                                                  -------    -------

Net cash (used in) provided by investing activities                                (3,362)     3,982

CASH FLOWS FROM FINANCING ACTIVITIES:
                Payments of equipment financing obligations                           (16)       (20)
                Issuance of common stock, net of issuance costs                        71        651
                                                                                  -------    -------

                Net cash provided by financing activities                              55        631
                                                                                  -------    -------

Net increase (decrease) in cash and cash equivalents                               (6,893)    (3,551)

Cash and cash equivalents at beginning of period                                   24,916     14,948
                                                                                  -------    -------

Cash and cash equivalents at end of period                                        $18,023    $11,397
                                                                                  -------    -------
                                                                                  -------    -------


                          SEE ACCOMPANYING NOTES.

                        INHALE THERAPEUTIC SYSTEMS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)

1.    ORGANIZATION AND BASIS OF PRESENTATION

           Inhale Therapeutic Systems ("Inhale" or the "Company") was incorporated in the State of California in July 1990 and reincorporated in the State of Delaware in July 1998. Since inception, Inhale has been engaged in the development of systems for the pulmonary delivery of macromolecule drug therapies for systemic and local lung applications.

           The accompanying unaudited condensed financial statements of Inhale have been prepared by management in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of March 31, 1999 and the related statements of operations and cash flows for the three month periods ended March 31, 1999 and 1998, are unaudited but include all adjustments (consisting only of normal recurring adjustments) which Inhale considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Although Inhale believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in Inhale's Annual Report on Form 10-K for the year ended December 31, 1998 as filed with the Commission.

           Results for any interim period presented are not necessarily indicative of results for any other interim period or for the entire year.

2.    COMPREHENSIVE LOSS

           Other comprehensive loss (primarily unrealized losses on available for sale securities) amounted to $13,000 and $27,000, respectively, for the three month periods ended March 31, 1999 and 1998.

3.    REVENUE RECOGNITION

           Contract revenue from collaborative research agreements is recorded when earned and as the related costs are incurred. Payments received which are related to future performance are deferred and recognized as revenue when earned over future performance periods. In accordance with contract terms, up-front and progress payments from collaborative research agreements are considered to be payments to support continued research and development activities under the agreements. In accordance with the Company's revenue recognition policy, these payments are included in deferred revenue and are recognized as the related research and development expenditures are incurred.

           Contract research revenue from one partner represented 77% of Inhale's revenue in the three month period ended March 31, 1999. Contract revenue from two partners accounted for 67% of Inhale's revenue in the corresponding period in 1998. Costs of contract research revenue approximate such revenue and are included in operating costs and expenses.

4.    NET LOSS PER SHARE

           Basic and diluted net loss per common share is computed in conformance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which Inhale adopted in 1997. Accordingly, the weighted average number of common shares outstanding are used while common stock equivalent shares for stock options and warrants are not included in the per share calculations as the effect of their inclusion would be antidilutive.

5.    SEGMENT INFORMATION

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

ITEM 2.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

           This Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 1999 and 1998 should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in Inhale's Annual Report on Form 10-K for the year ended December 31, 1998. The following discussion contains forward-looking statements that involve risk and uncertainties. Inhale's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein under the heading "Risk Factors" as well as those discussed in Inhale's Annual Report on Form 10-K for the year ended December 31, 1998.

           Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Inhale undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

           Since its inception in July 1990, Inhale has been engaged in the development of a pulmonary system for the delivery of macromolecules and other drugs for systemic and local lung applications. Inhale has been unprofitable since inception and expects to incur significant and increasing additional operating losses over the next several years primarily due to increasing research and development expenditures and expansion of late stage clinical and early stage commercial manufacturing facilities. To date, Inhale has not sold any commercial products and does not anticipate receiving revenue from product sales or royalties in the near future. For the period from inception through March 31, 1999, Inhale incurred a cumulative net loss of approximately $61.2 million. The sources of working capital have been equity financings, financings of equipment acquisitions and tenant improvements, interest earned on investments of cash, and revenues from short-term research and feasibility agreements and development contracts.

           Inhale typically has been compensated for research and development expenses during initial feasibility work performed under collaborative arrangements. Partners that enter into collaborative agreements will pay for research and development expenses and make additional payments to Inhale as Inhale achieves certain key milestones. Inhale expects to receive royalties from its partners based on revenues received from product sales, and to receive revenue from the manufacturing of powders and the supply of devices. In certain cases, Inhale may enter into collaborative agreements under which Inhale's partners would manufacture or package powders or supply inhalation devices, thereby potentially limiting one or more sources of revenue for Inhale. To achieve and sustain profitable operations, Inhale, alone or with others, must successfully develop, obtain regulatory approval for, manufacture, introduce, market and sell products utilizing its pulmonary drug delivery system. There can be no assurance that Inhale can generate sufficient product or contract research revenue to become profitable or to sustain profitability.

RESULTS OF OPERATIONS

           Revenue in the first quarter of 1999 was $7.8 million compared to $3.9 million in the first quarter of 1998, an increase of approximately 100%. The increase in revenue was primarily due to the expansion of Inhale's existing collaborative agreement with Pfizer, Inc. and includes activities associated with the manufacture of Phase III clinical supplies. Revenue for the first quarter of 1999 and 1998 was comprised of reimbursed research and development expenses as well as the amortization of the pro-rata portion of up-front signing and progress payments received from Inhale's collaborative partners. Recognition of up-front signing and progress payments is based on actual efforts expended. Costs of contract research revenue approximate such revenue and are included in research and development expenses.

           Research and development expenses increased to approximately $12.7 million in the first quarter of 1999 from $7.2 million in the corresponding period of 1998, an increase of 76%. The increase was due to the continued expansion of the Company's manufacturing activities in order to support Phase III clinical trials. In addition, the company hired additional scientific and development personnel to handle an increase in the number of development projects and incurred increased expenses associated with device development. Inhale expects research, development and process development spending to increase over the next few years as Inhale expands its development efforts under collaborative agreements and scales up its commercial manufacturing facility.

           General and administrative expenses decreased to $1.3 million in the first quarter of 1999 from $1.9 million in the first quarter of 1998, an decrease of 32%. The decrease was due primarily to a change in the Company's methodology for allocating administrative costs to research and development expenses. In 1999 the Company began allocating human resources costs associated with supporting the Inhale organization including administrative staffing and business development and marketing activities. General and administrative expenses are expected to continue to increase over the next few years to support increasing levels of research, development and manufacturing activities.

           Net interest income decreased to $1.0 million in the first quarter of 1999 compared to $1.1 million in the first quarter of 1998, an decrease of 9%. Interest income was earned on lower cash and investment balances held by Inhale in the three month period ended March 31, 1999, compared to the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

           Inhale has financed its operations primarily through public and private placements of its equity securities, contract research and milestone payments, financing of equipment acquisitions and interest income earned on its investments of cash. At March 31, 1999, Inhale had cash, cash equivalents and short-term investments of approximately $73.6 million.

           Inhale's operations used cash of $3.6 million in the three months ended March 31, 1999, as compared to $8.2 million used in the three months ended March 31, 1998. The decrease in cash used in operations was due principally to the combination of decreased receivable and increased accrued liability balances at March 31, 1999 compared to the same period in 1998.

           Inhale purchased property and equipment of approximately $5.7 million during the three months ended March 31, 1999, compared to $8.8 million for the corresponding period in 1998. The decrease in purchased property and equipment is due to the fact that 1998 spending included costs related to the build out of Inhale's headquarters and first phase of its manufacturing plant located in San Carlos, California, which is now largely complete.

           Inhale expects its cash requirements to continue to increase at an accelerated rate due to expected increases in costs associated with further research and development of its technologies, resulting in larger numbers of projects, development of drug formulations, process development for the manufacture and filling of powders and devices, marketing and general and administrative costs. These expenses include, but are not limited to, increases in personnel and personnel related costs, purchases of capital equipment, investments in technologies, inhalation device prototype construction and facilities expansion, including the completion of its late stage clinical and commercial manufacturing facility.

           Inhale believes that its cash, cash equivalents and short-term investments as of March 31, 1999, together with interest income and possible additional equipment financing, will be sufficient to meet its operating expense and capital expenditure requirements at least through the first half of 2000. However, Inhale's capital needs will depend on many factors, including continued scientific progress in its research and development arrangements, progress with pre-clinical and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs of developing and the rate of scale-up of Inhale's powder processing and packaging technologies, the timing and cost of its late-stage clinical and early commercial production facility, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, the need to acquire licenses to new technologies and the status of competitive products. To satisfy its long-term needs, Inhale intends to seek additional funding, as necessary, from corporate partners and from the sale of securities. There can be no assurance that additional funds, if and when required, will be available to Inhale on favorable terms, if at all.

YEAR 2000 COMPLIANCE

           Inhale is aware of the issues associated with the programming code in existing computer systems as the millennium (Year 2000) approaches. The Year 2000 ("Y2K") problem is pervasive and complex as virtually every computer operation may be affected in some way by the rollover of the two digit year value to "00". The issue is whether systems will properly recognize date sensitive information when the year changes to 2000. If Inhale's software and firmware with date-sensitive functions are not Y2K compliant, they may recognize a date with "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, interruptions in manufacturing operations, a temporary inability to process transactions, or engage in similar normal business activities.

           Inhale is utilizing both internal and external resources to conduct a comprehensive review of its systems to identify those systems that could be affected by the Y2K problem and has developed an implementation plan to resolve the issue by the end of 1999. The scope of the Y2K effort includes information technology ("IT") such as software and hardware, non-IT systems or embedded technology such as microcontrollers contained in various manufacturing and lab equipment, environmental and safety systems, facilities and utilities, and the Y2K readiness of key third parties such as suppliers and financial institutions. A multi-step Y2K readiness plan has been developed for its internal systems. This plan includes the following elements: 1) Awareness - raising Inhale's awareness of the Y2K issue; 2) Discovery - keeping an inventory and monitoring the compliance status of key financial, informational and operations systems subject to Y2K issues; 3) Assessment - determining both the business impact of noncompliance and the likelihood of noncompliance from each of the entities in the inventory; 4) Validation Remediation - the process of validating entities to ascertain compliance and remediate non-compliant entities. As of March 1999, Inhale had completed the Awareness, Discovery and Assessment phases of the plan and is working on the Validation Remediation phase of the plan.

           Inhale has initiated formal communication with significant vendors and suppliers to determine the extent to which Inhale's operations are vulnerable to those third parties' failure to remediate their own Y2K issues. Suppliers of hardware, software or other products that might contain embedded processors were requested to provide information regarding Y2K compliance status of their products. Inhale will continue to seek information from non-responsive suppliers and plans to contact replacement vendors and suppliers through the second quarter of 1999 and then implement appropriate contingency plans. In addition, in order to protect against the acquisition of additional non-compliant products, Inhale now requires suppliers to warrant that products sold or licensed to Inhale are Y2K compliant. In the event that any of Inhale's significant suppliers do not successfully achieve Y2K compliance in a timely manner, Inhale's business or operations could be adversely affected. There can be no assurance that the systems of other companies on which Inhale's systems rely will be converted on a timely basis and would not have an adverse effect on Inhale's operations.

           As of March 31, 1999, Inhale has substantially developed a comprehensive contingency plan to address situations that may result if Inhale is unable to achieve Y2K readiness of its critical operations. The contingency plan will be implemented should situations occur where Inhale is unable to achieve Y2K readiness in its critical operations. There can be no assurance that Inhale will be able to develop a contingency plan that will adequately address issues that may arise in the year 2000. The failure of Inhale to develop and implement, if necessary, an appropriate contingency plan could have a material impact on the operations of Inhale. Finally, Inhale is also vulnerable to external forces that might generally affect industry and commerce, such as utility and transportation company Y2K compliance failures and related service interruptions.

           Inhale anticipates completing the mission critical, high impact Y2K issues by the first half of 1999, which is prior to any anticipated impact on its operating systems and expects the Y2K project to continue beyond the year 2000 with respect to the upgrading, replacement and testing of non-critical systems. These dates are contingent upon the timeliness and accuracy of software and hardware upgrades from vendors, adequacy and quality of resources available to work on completion of the project and any other unforeseen factors. The total expense of the Y2K project is currently estimated at approximately $750,000, of which approximately $350,000 has been spent through March 31, 1999, which is not material to Inhale's business operations or financial condition. The expenses of the Y2K project are being funded through operating cash flows.

           The costs of the project and the date on which Inhale believes it will complete the Y2K modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. There can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.

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

WE DO NOT KNOW IF OUR DEEP LUNG DRUG FORMULATIONS ARE STABLE.

           We may not be able to identify and produce powdered versions of drugs that retain the physical and chemical properties needed to work with our delivery device. Formulation stability is the physical and chemical stability of the drug over time and under various storage conditions. Formulation stability will vary with each deep lung formulation and the type and amount of ingredients that are used in the formulation. We would not consider a drug to be a good candidate for development and commercialization if its dose loss is excessive at any one stage or cumulatively in the manufacturing and delivery process or if its deep lung bioavailability is too low. Problems with powdered drug stability would seriously impact our ability to develop and market our potential products.

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

WE EXPECT TO CONTINUE TO LOSE MONEY FOR THE NEXT SEVERAL YEARS.

           We have never been profitable and, through March 31, 1999, have incurred a cumulative deficit of approximately $61.2 million. We expect to continue to incur substantial and increasing losses over at least the next several years as we expand our research and development efforts, testing activities and manufacturing operations, and as we complete our late stage clinical and early commercial production facility. All of our potential products are in research or in the early stages of development except for our insulin collaboration. We have generated no revenues from approved product sales. Our revenues to date have consisted primarily of payments under short-term research and feasibility agreements and development contracts. To achieve and sustain profitable operations, we must, alone or with others, successfully develop, obtain regulatory approval for, manufacture, introduce, market and sell products using our deep lung drug delivery system. There is a risk that we will not generate sufficient product or contract research revenue to become profitable or to sustain profitability.

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

OUR PATENTS MAY NOT PROTECT OUR PRODUCTS AND OUR PRODUCTS MAY INFRINGE ON THIRD PARTY PATENT RIGHTS.

           Inhale has filed patent applications covering certain aspects of our device, powder processing technology, and powder formulations and deep lung route of delivery for certain molecules, and we plan to file additional patent applications. Currently we have 36 issued U.S. and foreign patents that cover certain aspects of our technology and we have a number of patent applications pending. There is a risk that any of the patents applied for will not issue, or that any patents that issue or have issued will not be valid and enforceable. Enforcing our patent rights would be time consuming and costly.

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

WE EXPECT OUR STOCK PRICE TO REMAIN VOLATILE.

           Our stock price is volatile. In the last twelve months our stock price ranged from $20.125 and $35.25 we expect it to remain volatile. A variety of factors may have a significant effect on the market price of our common stock, including:

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

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the reported market risks since December 31, 1998.

PART II:  OTHER INFORMATION
---------------------------

Item 1.        Legal Proceedings - Not Applicable

Item 2.        Changes in Securities - None

Item 3.        Defaults upon Senior Securities - None

Item 4.        Submission of Matters to a Vote of Security Holders - None

Item 5.        Other Information- None

Item 6.        Exhibits and Reports on Form 8-K

            The following exhibits are filed herewith or incorporated by reference

    EXHIBIT                         EXHIBIT TITLE
----------------- -----------------------------------------------------------
2.1               Agreement and Plan of Merger Between Inhale Therapeutic
                  Systems, a California Corporation, and Inhale Therapeutic
                  Systems (Delaware), a Delaware Corporation
3.1               Certificate of Incorporation of the Registrant.
3.2               Bylaws of the Registrant.
4.1               Reference is made to Exhibits 3.1 through 3.2.
4.2 (1)           Restated Investor Rights Agreement among the Registrant and certain other persons named therein, dated April 29, 1993, as amended October 29, 1993.
4.6 (1)           Specimen stock certificate.

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

-----------

(1) Incorporated by reference to the indicated exhibit in Inhale's Registration Statement (No. 33-75942), as amended.

(2) Incorporated by reference to the indicated exhibit in Inhale's Registration Statement (No. 33-89502), as amended.

(3) Incorporated by reference to the indicated exhibit in Inhale's Annual Report on Form 10-K for the year ended December 31, 1994.

(4) Incorporated by reference to Inhale's Registration Statement on Form S-8 (No. 333-59735).

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

(9) Incorporated by reference to Inhale's Registration Statement on Form S-3 (No. 333-20787).

(b)    Reports on Form 8-K.
       none.

(c)    See Exhibits listed under Item 14(a)(3).

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto.

                                       INHALE THERAPEUTIC SYSTEMS, INC.




DATE: May 13, 1999                BY: /S/Robert B. Chess
      ---------------                 ---------------------------
                                      Robert  B. Chess

                                      Co-Chief Executive Officer and Director
                                      (Duly Authorized Officer)

                                  BY: /S/Ajit S. Gill
                                      ---------------------------
                                      Ajit S. Gill

                                      Co-Chief Executive Officer and Director
                                      (Duly Authorized Officer)

                                  BY: /S/Christian O. Henry
                                      ---------------------------
                                      Christian O. Henry
                                      Corporate Controller
                                      (Chief Accounting Officer)