Form 10-Q
period 1999-06-30
INHALE THERAPEUTIC SYSTEMS INC
filed 1999-08-16
CIK 906709

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON,  DC  20549

                                     FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1999

                                        or,

[ ] TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______________________ to_____________________

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



                        APPLICABLE ONLY TO CORPORATE ISSUERS

The number of outstanding shares of the registrant's Common Stock, $0.0001 par value, was 16,983,335 as of July 30, 1999.

                          INHALE THERAPEUTIC SYSTEMS, INC.
                                       INDEX


PART I: FINANCIAL INFORMATION                                               PAGE
Item 1.   Condensed Financial Statements - unaudited .........................3

          Condensed Balance Sheets - June 30, 1999 and December 31, 1998......3

          Condensed Statements of Operations for the three and six month periods ended June 30, 1999 and 1998..............................4

          Condensed Statements of Cash Flows for the six month periods ended June 30, 1999 and 1998..................................... 5

          Notes to Condensed Financial Statements.............................6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations...............................................7

Item 3.   Quantitative and Qualitative Disclosures about Market Risk..........16


PART II:  OTHER INFORMATION

Item 1.   Legal Proceedings...................................................16

Item 2.   Changes in Securities...............................................16

Item 3.   Defaults Upon Senior Securities.....................................16

Item 4.   Submission of Matters to a Vote of Security Holders.................16

Item 5.   Other Information...................................................16

Item 6.   Exhibits and Reports on Form 8-K....................................16

          Signatures..........................................................18

ITEM 1.                      INHALE THERAPEUTICS SYSTEMS, INC.

                                  CONDENSED BALANCE SHEET
                                       (IN THOUSANDS)

                                                                     JUNE 30, 1999              DECEMBER 31, 1998
                                                                      (UNAUDITED)                       *
                                                                     -------------              -----------------
                             ASSETS

Current assets:
         Cash and cash equivalents                                      $ 14,671                      $ 24,916
         Short-term investments                                           43,618                        57,946
         Accounts receivable                                              13,632                         1,013
         Other current assets                                                538                           665
                                                                     -------------              -----------------
                   Total current assests                                  72,459                        85,540

Property and equipment, net                                               54,136                        49,863
Deposits and other assets                                                     93                            93
                                                                     -------------              -----------------
                                                                        $126,688                      $134,496
                                                                     -------------              -----------------
                                                                     -------------              -----------------


                             LIABILITES AND STOCKHOLDERS' EQUITY

Current liabilites:
         Accounts payable and accrued liabilities                       $ 12,468                      $  8,397
         Deferred revenue                                                  3,163                         4,359
                                                                     -------------              -----------------
                   Total current liabilities                            $ 15,631                      $ 12,756

Equipment financing obligation                                                 1                             9
Tenant improvement loan                                                    4,916                         4,931
Accrued rent                                                               1,058                           919


Stockholders' equity:
         Common stock                                                          2                             2
         Capital in excess of par value                                  173,501                       172,847
         Deferred compensation                                            (1,075)                         (931)
         Accumulated other comprehensive loss                               (100)                          (19)
         Accumulated deficit                                             (67,246)                      (56,018)
                                                                     -------------              -----------------
                   Total stockholders' equity                            105,082                       115,881
                                                                     -------------              -----------------
                                                                        $126,688                      $134,496
                                                                     -------------              -----------------
                                                                     -------------              -----------------

                                       SEE ACCOMPANYING NOTES

(*) The balance sheet at December 31, 1998 has been derived from the audited Financial Statements at that date, which are included in the Company's Form 10-K for the year ended December 31, 1998 as filed with the Securities and
Exchange Commission.   This balance sheet does not include all of the
information and footnotes required by generally accepted accounting principles for complete financial statements.

                             INHALE THERAPEUTIC SYSTEMS, INC.

                            CONDENSED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
                                    (UNAUDITED)

                                                           THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                                           ---------------------------             -------------------------
                                                               1999           1998                     1999          1998
                                                           -----------    ------------             -----------    ----------
Contract research revenue                                    $  9,877        $  6,679                $ 17,657       $ 10,544

Operating costs and expenses:
         Research and development                              14,613           8,645                  27,328         15,862
         General and administrative                             1,933           2,025                   3,197          3,950
                                                           -----------    ------------             -----------    ----------
Total operating costs and expenses                             16,546          10,670                  30,525         19,812
                                                           -----------    ------------             -----------    ----------

Loss from operations                                           (6,669)         (3,991)                (12,868)        (9,268)

Interest income, net                                              663           1,141                   1,640          2,269
                                                           -----------    ------------             -----------    ----------
Net loss                                                     $ (6,006)       $ (2,850)               $(11,228)      $ (6,999)
                                                           -----------    ------------             -----------    ----------
                                                           -----------    ------------             -----------    ----------

Basic and diluted net loss per share                         $  (0.35)       $  (0.18)               $  (0.66)       $ (0.45)
                                                           -----------    ------------             -----------    ----------
                                                           -----------    ------------             -----------    ----------

Shares used in computing basic and diluted
     net loss per share                                        16,951          15,638                  16,940         15,603
                                                           -----------    ------------             -----------    ----------
                                                           -----------    ------------             -----------    ----------


                                                 SEE ACCOMPANYING NOTES

                             INHALE THERAPEUTIC SYSTEMS, INC.

                            CONDENSED STATEMENTS OF CASH FLOWS
                    INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS
                                      (IN THOUSANDS)
                                        (UNAUDITED)

                                                                               SIX MONTHS ENDED JUNE 30,
                                                                            ------------------------------
                                                                               1999                1998
                                                                            ------------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Cash used in operations                                             ($14,912)           ($10,815)

CASH FLOWS FROM INVESTING ACTIVITIES:
         Sale of short-term investments, net of purchases and maturities       14,248              39,352
         Purchases of property and equipment                                   (9,925)            (16,158)
                                                                            ------------        ----------

Net cash provided by investing activities                                       4,323              23,194

CASH FLOWS FROM FINANCING ACTIVITIES:
         Payments of equipment financing obligations                              (25)               (151)
         Issuance of common stock, net of issuance costs                          369               1,305
                                                                            ------------        ----------

Net cash provided by financing activities                                         344               1,154
                                                                            ------------        ----------

Net increase (decrease) in cash and cash equivalents                          (10,245)             13,533

Cash and cash equivalents at beginning of period                               24,916              14,948
                                                                            ------------        ----------

Cash and cash equivalents at end of period                                    $14,671             $28,481
                                                                            ------------        ----------
                                                                            ------------        ----------


                                       SEE ACCOMPANYING NOTES.

                          INHALE THERAPEUTIC SYSTEMS, INC.

                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   JUNE 30, 1999
                                     (UNAUDITED)

1.   Organization and Basis of Presentation

     Inhale Therapeutic Systems, Inc. ("Inhale" or the "Company") was incorporated in the State of California in July 1990 and reincorporated in the State of Delaware in July 1998. Since inception, Inhale has been engaged in the development of systems for the pulmonary delivery of macromolecule drug therapies for systemic and local lung applications.

     The accompanying unaudited condensed financial statements of Inhale have been prepared by management in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. The condensed balance sheet as of June 30, 1999, the condensed statements of operations for the three and six month periods ended June 30, 1999 and 1998, and the condensed statements of cash flows for the six month periods ended June 30, 1999 and 1998 have been prepared by Inhale without audit, but include all adjustments (consisting only of normal recurring adjustments) which Inhale considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Although Inhale believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in Inhale's Annual Report on Form 10-K for the year ended December 31, 1998 as filed with the Commission.

     Results for any interim period presented are not necessarily indicative of results for any other interim period or for the entire year.

2.   COMPREHENSIVE LOSS

     Other comprehensive losses (primarily unrealized losses on available for sale securities) amounted to $81,000 and $30,000, respectively, for the six month periods ended June 30, 1999 and 1998.

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

     Contract research revenue from one partner represented 76% of Inhale's revenue in the six month period ended June 30, 1999. Contract revenue from three partners accounted for 42%, 25% and 20% of Inhale's total revenue in the corresponding period in 1998. Costs of contract research revenue approximate such revenue and are included in operating costs and expenses.

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

5.   SEGMENT INFORMATION

     Management has organized Inhale's business in one operating segment which includes activities related to the development of systems for the pulmonary delivery of macromolecule drugs. Inhale's operations are presently located in the United States and Inhale derives all of its revenues from within the United States.


ITEM 2.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                     OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 1999 and 1998 should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in Inhale's Annual Report on Form 10-K for the year ended December 31, 1998. The following discussion contains forward-looking statements that involve risk and uncertainties. Inhale's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein under the heading "Risk Factors" as well as those discussed in Inhale's Annual Report on Form 10-K for the year ended December 31, 1998.

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

OVERVIEW

     Since its inception in July 1990, Inhale has been engaged in the development of a pulmonary system for the delivery of macromolecules and other drugs for systemic and local lung applications. Inhale has been unprofitable since inception and expects to incur significant and increasing additional operating losses over the next several years primarily due to increasing research and development expenditures and expansion of late stage clinical and early stage commercial manufacturing facilities. To date, Inhale has not sold any commercial products and does not anticipate receiving revenue from product sales or royalties in the near future. For the period from inception through June 30, 1999, Inhale incurred a cumulative net loss of approximately $67.2 million. The sources of working capital have been equity financings, financings of equipment acquisitions and tenant improvements, interest earned on investments of cash, and revenues from short-term research and feasibility agreements and development contracts.

     Inhale typically has been compensated for research and development expenses during initial feasibility work performed under collaborative arrangements. Partners that enter into collaborative agreements will pay for research and development expenses and make additional payments to Inhale as Inhale achieves certain key milestones. Inhale expects to receive royalties from its partners based on their revenues received from product sales, and to receive revenue from the manufacturing of powders and the supply of devices. In certain cases, Inhale may enter into collaborative agreements under which Inhale's partners would manufacture or package powders or supply inhalation devices, thereby potentially limiting one or more sources of revenue for Inhale. To achieve and sustain profitable operations, Inhale, alone or with others, must successfully develop, obtain regulatory approval for, manufacture, introduce, market and sell products utilizing its pulmonary drug delivery system. There can be no assurance that Inhale can generate sufficient product or contract research revenue to become profitable or to sustain profitability.

RESULTS OF OPERATIONS

     Revenue in the second quarter of 1999 was $9.9 million compared to $6.7 million in the second quarter of 1998, an increase of approximately 48%. Revenues for the six months ended June 30, 1999 were $17.7 million as compared to $10.5 million for the six months ended June 30, 1998, an increase of 69%. The increase in revenue for both the three and six month periods was primarily due to the expansion of Inhale's existing collaborative agreement with Pfizer, Inc. and includes activities associated with the manufacture of Phase III clinical supplies. Revenue for the first and second quarters of 1999 and 1998 was comprised of reimbursed research and development expenses as well as the amortization of the pro-rata portion of up-front signing and progress payments received from Inhale's collaborative partners. Recognition of up-front signing and progress payments is based on actual efforts expended. Costs of contract research revenue approximate such revenue and are included in research and development expenses.

     Research and development expenses increased to approximately $14.6 million in the second quarter of 1999 from $8.6 million in the corresponding period of 1998, an increase of 70%. Research and development expenses for the six months ended June 30, 1999 were $27.3 million compared to $15.9 million for the six months ended June 30, 1998, an increase of 72%. The increase for the three and six month periods was due to increased spending related to the scale-up of technologies and the continuing development of the Company's manufacturing capabilities in order to support Phase III inhaleable insulin clinical trials and commercial production. In addition, the Company hired additional scientific and development personnel to handle an increase in the number of development projects and incurred increased expenses associated with device development. The largest components of the 72% increase in research and development expenses for the six months ended June 30, 1999 compared to the same period in 1998 are the increase in salaries and employee benefits expense of $4.3 million, $3.1 million in research and development supplies and services, and $3.2 million in facilities and administrative expense allocations associated with supporting the research and development efforts. Inhale expects research, development and process development spending to increase over the next few years as Inhale continues to expand its development efforts under collaborative agreements and scales up its commercial manufacturing facility.

     General and administrative expenses decreased slightly to $1.9 million in the second quarter of 1999 from $2.0 million in the second quarter of 1998. For the six month period ended June 30, 1999, general and administrative expenses were $3.2 million compared to $4.0 million in the comparable period of 1998, a decrease of 20%. The decrease for the three and six month periods was due principally to a change in the Company's methodology for allocating administrative costs to research and development expenses. In the third quarter of 1998, the Company began allocating information systems costs associated with supporting the Inhale organization including systems infrastructure development, maintenance and support activities. In 1999 the Company began allocating human resources costs, including administrative staffing expenses, because these costs were also associated with supporting the Inhale organization. For the six month period ended June 30, 1999, the allocation of information systems costs and human resources costs resulted in a decrease in administrative expenses of $1.1 million and $0.5 million, respectively, which was offset by a net increase in administrative expenses of $0.8 million related to increased facilities costs and the allocated share of administrative expenses associated with supporting the Company's increased research efforts, including administrative staffing
and business development activities.   General and administrative expenses
are expected to continue to increase over the next few years to support increasing levels of research, development and manufacturing activities.

     Net interest income decreased to $0.7 million in the second quarter of 1999 compared to $1.1 million in the second quarter of 1998, a decrease of 36%. Net interest income decreased to $1.6 million in the six month period ended June 30, 1999 compared to $2.3 million for the six months ended June 30, 1998. Interest income was earned on lower cash and investment balances held by Inhale in the three and six month periods ended June 30, 1999, compared to the same periods in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Inhale has financed its operations primarily through public and private placements of its equity securities, contract research and milestone payments, financing of equipment acquisitions and interest income earned on its investments of cash. At June 30, 1999, Inhale had cash, cash equivalents and short-term investments of approximately $58.3 million.

     Inhale's operations used cash of $14.9 million in the six months ended June 30, 1999, as compared to $10.8 million used in the six months ended June 30, 1998. The increase in cash used in operations was due principally to the continued expansion of research activities resulting from an expanded scope of the Pfizer collaboration, an increase in the number of research projects being undertaken and the need to provide general and administrative support for these increased research efforts, including increased business development and marketing expenses. Additionally, the increase in cash used in operations was attributed to Inhale's increased investment in working capital, particularly the increase in accounts receivable of $12 million at June 30, 1999 compared to the same period in prior year, which was offset by an increase in current liabilities of $3 million.

     Inhale purchased property and equipment of approximately $9.9 million during the six months ended June 30, 1999, compared to $16.1 million for the corresponding period in 1998. The decrease in purchased property and equipment is due to the fact that 1998 spending included costs related to the build out of Inhale's headquarters and construction of phase one of its manufacturing plant located in San Carlos, California, which is now largely complete.

     Inhale expects its cash requirements to continue to increase at an accelerated rate due to expected increases in costs associated with further research and development of its technologies, development of drug formulations, process development for the manufacture and filling of powders and devices, marketing and general and administrative costs. These expenses include, but are not limited to, increases in personnel and personnel related costs, purchases of capital equipment, investments in technologies, inhalation device prototype construction and facilities expansion, including the completion of its late stage clinical and commercial manufacturing facility.

     Given the current cash burn rate, the Company believes that it would have sufficient cash to meet its operating expense requirements for at least the next 12 months. However, the Company plans to continue to invest heavily in its growth and the need for cash will be dependent upon the timing of these investments. Inhale's capital needs will depend on many factors, including continued scientific progress in its research and development arrangements, progress with pre-clinical and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs of developing and the rate of scale-up of Inhale's powder processing and packaging technologies, the timing and cost of its late-stage clinical and early commercial production facility, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, the need to acquire licenses to new technologies and the status of competitive products. To satisfy its long-term needs, Inhale intends to seek additional funding, as necessary, from corporate partners and from the sale of securities. There can be no assurance that additional funds, if and when required, will be available to Inhale on favorable terms, if at all.

YEAR 2000 COMPLIANCE

     Inhale is aware of the issues associated with the programming code in existing computer systems as the Year 2000 approaches. The Year 2000 ("Y2K") problem is pervasive and complex as virtually every computer operation may be affected in some way by the rollover of the two digit year value to "00". The issue is whether systems will properly recognize date sensitive information when the year changes to 2000. If Inhale's software and firmware with date-sensitive functions are not Y2K compliant, they may recognize a date with "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, interruptions in manufacturing operations, a temporary inability to process transactions, or engage in similar normal business activities.

     Inhale is utilizing both internal and external resources to conduct a comprehensive review of its systems to identify those systems that could be affected by the Y2K problem and has developed an implementation plan to resolve the issue by the end of 1999. The scope of the Y2K effort includes information technology ("IT") such as software and hardware, non-IT systems or embedded technology such as microcontrollers contained in various manufacturing and lab equipment, environmental and safety systems, facilities and utilities, and the Y2K readiness of key third parties such as suppliers and financial institutions. A multi-step Y2K readiness plan has been developed for its internal systems. This plan includes the following elements: 1) Awareness - raising Inhale's awareness of the Y2K issue; 2) Discovery - keeping an inventory and monitoring the compliance status of key financial, informational and operations systems subject to Y2K issues; 3) Assessment - determining both the business impact of noncompliance and the likelihood of noncompliance from each of the entities in the inventory; 4) Validation Remediation - the process of validating entities to ascertain compliance and remediate non-compliant entities. As of June 30, 1999, Inhale had completed the Awareness, Discovery and Assessment phases of the plan. The Remediation and Validation phase is underway with completion of mission critical and high impact systems by the end of the third quarter of 1999.

     Inhale initiated formal communication with significant vendors and suppliers to determine the extent to which Inhale's operations are vulnerable to those third parties' failure to remediate their own Y2K issues. Suppliers of hardware, software or other products that might contain embedded processors were requested to provide information regarding Y2K compliance status of their products. Inhale identified mission critical vendors and suppliers and stockpiling measures are being implemented. In addition, in order to protect against the acquisition of additional non-compliant products, Inhale now requires suppliers to warrant that products sold or licensed to Inhale are Y2K compliant. In the event that any of Inhale's significant suppliers do not successfully achieve Y2K compliance in a timely manner, Inhale's business or operations could be adversely affected. There can be no assurance that the systems of other companies on which Inhale's systems rely will be converted on a timely basis and would not have an adverse effect on Inhale's operations.

     As of June 30, 1999, Inhale has substantially developed a comprehensive contingency plan to address situations that may result if Inhale is unable to achieve Y2K readiness of its critical operations. The contingency plan will be implemented should situations occur where Inhale is unable to achieve Y2K readiness in its critical operations. There can be no assurance that Inhale's contingency plan will adequately address all issues that may arise in the year 2000. The failure of Inhale to develop and implement, if necessary, an appropriate contingency plan could have a material impact on the operations of Inhale. Finally, Inhale is also vulnerable to external forces that might generally affect industry and commerce, such as utility and transportation company Y2K compliance failures and related service interruptions. If Inhale, its suppliers or collaborative partners fail to remedy any Y2K issues, the most likely worst case scenario would be a delay in Inhale's research programs and efforts to scale-up to manufacturing capacity. Certain chemicals and products could also be spoiled in the event of an extended power outage. If either of these events occur, this in turn could result in the incurrence of material costs or loss of revenue. Presently, Inhale is unable to reasonably estimate the duration and extent of any such interruption, or quantify the effect it may have on it's future revenues and results of operations.

     Inhale anticipates completing the mission critical, high impact Y2K issues by the third quarter of 1999, which is prior to any anticipated impact on its operating systems and expects the Y2K project to continue beyond the year 2000 with respect to the upgrading, replacement and testing of non-critical systems. These dates are contingent upon the timeliness and accuracy of software and hardware upgrades from vendors, adequacy and quality of resources available to work on completion of the project and any other unforeseen factors. The total expense of the Y2K project is currently estimated at approximately $750,000, of which approximately $400,000 has been spent through June 30, 1999, which is not material to Inhale's business operations or financial condition. The expenses of the Y2K project are being funded through operating cash flows.

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

WE EXPECT TO CONTINUE TO LOSE MONEY FOR THE NEXT SEVERAL YEARS.

     We have never been profitable and, through June 30, 1999, have incurred a cumulative deficit of approximately $67.2 million. We expect to continue to incur substantial and increasing losses over at least the next several years as we expand our research and development efforts, testing activities and manufacturing operations, and as we complete our late stage clinical and early commercial production facility. All of our potential products are in research or in the early stages of development except for our insulin collaboration. We have generated no revenues from approved product sales. Our revenues to date have consisted primarily of payments under short-term research and feasibility agreements and development contracts. To achieve and sustain profitable operations, we must, alone or with others, successfully develop, obtain regulatory approval for, manufacture, introduce, market and sell products using our deep lung drug delivery system. There is a risk that we will not generate sufficient product or contract research revenue to become profitable or to sustain profitability.

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

     For late stage clinical trials and initial commercial production, we intend to use one or more contract manufacturers to produce our drug delivery device. There is a risk that we will not be able to enter into or maintain arrangements with any potential contract manufacturers, and that the failure to do so will impact our revenues and results of operations.

WE DO NOT KNOW IF THE MARKET WILL ACCEPT INHALE'S DEEP LUNG DELIVERY SYSTEM.

     The commercial success of our potential products depends upon market acceptance by health care providers, third-party payors like health insurance companies and Medicare, and patients. Our products under development use a new method of drug delivery and there is a risk that our potential products will not be accepted by the market. Market acceptance will depend on many factors, including

     -    the safety and efficacy results of our clinical trials;

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

OUR PATENTS MAY NOT PROTECT OUR PRODUCTS AND OUR PRODUCTS MAY INFRINGE ON THIRD PARTY PATENT RIGHTS.

     Inhale has filed patent applications covering certain aspects of our device, powder processing technology, and powder formulations and deep lung route of delivery for certain molecules, and we plan to file additional patent applications. As of June 30, 1999, we have 37 issued U.S. and foreign patents that cover certain aspects of our technology and we have a number of patent applications pending. There is a risk that any of the patents applied for will not issue, or that any patents that issue or have issued will not be valid and enforceable. Enforcing our patent rights would be time consuming and costly.

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

WE EXPECT OUR STOCK PRICE TO REMAIN VOLATILE.

     Our stock price is volatile. In the last twelve months our stock price ranged from $20.13 to $35.25. We expect it to remain volatile. A variety of factors may have a significant effect on the market price of our common stock, including:

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the reported market risks since December 31, 1998.

PART II:  OTHER INFORMATION

Item 1.   Legal Proceedings - Not Applicable

Item 2.   Changes in Securities - None

Item 3.   Defaults upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders

     A.   The annual meeting of the stockholders was held on June 8, 1999.

     B.   The following matters were voted upon at the annual meeting:

          1. To elect the following directors to hold office until the 2002 Annual Meeting of Stockholders:

                                          For             Withheld
                                          ---             --------
               Ajit S. Gill             13,297,312         20,560
               Melvin Perelman          13,289,337         28,535

          2. To ratify the selection of Ernst & Young LLP as independent auditors for the Company for its fiscal year ending December 31, 1999.

               For - 13,301,305     Against - 9,292    Abstain - 7,275

Item 5.   Other Information

          Effective April 27, 1999, Terry Opdendyk resigned as Director and
          Chairman of the Board of Directors. Irwin Lerner was elected a Director of the Company and Robert Chess was elected Chairman of the Board of Directors. Ajit Gill was named President of the Company.

Item 6.   Exhibits and Reports on Form 8-K

          (a) The following exhibits are filed herewith or incorporated by reference:

   EXHIBIT                             EXHIBIT TITLE
-------------------------------------------------------------------------------------
2.1 (1)   Agreement and Plan of Merger between Inhale Therapeutic Systems, a
          California corporation, and Inhale Therapeutic Systems (Delaware),
          Inc., a Delaware corporation.

3.1 (1)   Certificate of Incorporation of Registrant.

3.2 (1)   Bylaws of the Registrant.

4.1       Reference is made to Exhibits 3.1 and 3.2.

4.2 (2) Restated Investor Rights Agreement among the Registrant and certain other persons named therein, dated April 29, 1993, as amended
          October 29, 1993.

4.3 (2)   Specimen stock certificate.

4.4 (3) Stock Purchase Agreement between the Registrant and Pfizer Inc., dated January 18, 1995.

4.5 (9) Form of Purchase Agreement between the Registrant and the individual Purchasers, dated January 28, 1997.

4.6 (10)  Stock Purchase Agreement between the Registrant and Capital
          Research and Management Company, dated December 8, 1998.

10.1 (4)  Registrant's 1994 Equity Incentive Plan, as amended,

10.2 (7) Registrant's 1994 Non-Employee Directors' Stock Option Plan, as amended

10.3 (2)  Registrant's 1994 Employee Stock Purchase Plan, as amended.

10.4 (2)  Standard Industrial Lease between the Registrant and W.F. Batton &
          Co., Inc., dated September 17, 1992, as amended September 18, 1992.

10.5 (2) Addendum IV dated April 1, 1994 to Lease dated September 17, 1992, between the Registrant and W.F. Batton and Marie A. Batton, dated
          September 17, 1992.

10.6 (6) Amendment Agreement Number One, dated October 20, 1995, to Lease dated September 17, 1992, between the Registrant and W.F. Batton &
          Co., Inc.

10.7 (6) Amendment Agreement Number Two, dated November 15, 1995, to Lease, dated September 17, 1992, between Registrant and W.F. Batton and
          Marie A. Batton, Trustees of the W.F. Batton and Marie A. Batton
          Trust UTA dated January 12, 1998 ("Batton Trust").

10.8      Amendment Agreement Number Three, dated February 14, 1996, to
          Lease, dated September 17, 1992, between Registrant and Batton
          Trust.

10.9      Amendment Agreement Number Four, dated September 15, 1996, to
          Lease, dated September 17, 1992, between Registrant and Batton
          Trust.

10.10 (2) Senior Loan and Security Agreement between the Registrant and
          Phoenix Leasing Incorporated, dated September 15, 1993.

10.11 (2) Sublicense Agreement between the Registrant and John S. Patton, dated September 13, 1991.

10.11 (5) Stock Purchase Agreement between the Registrant and Baxter World
          Trade Corporation, dated March 1, 1996.

10.12 (8) Sublease and Lease Agreement, dated October 2, 1996 between the
          Registrant and T.M.T. Associates L.L.C. ("Landlord").

10.13     First Amendment, dated October 30, 1996, to Sublease and Lease
          Agreement, dated October 2, 1996, between Registrant and Landlord.

10.14     Letter Agreement, dated April 9, 1997, amending Sublease and Lease
          Agreement, dated October 2, 1996, between the Registrant and
          Landlord.

10.15     Third Amendment, dated April 16, 1997, to Sublease and Lease
          Agreement, dated October 2, 1996, between Registrant and Landlord.

10.16     Fourth Amendment, dated November 5, 1997, to Sublease and Lease
          Agreement, dated October 2, 1996, between Registrant and Landlord.

27.1      Financial Data Schedule

------------------
(1) Incorporated by reference to the indicated exhibit in Inhale's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(2) Incorporated by reference to the indicated exhibit in Inhale's Registration Statement on Form S-1 (No. 33-75942), as amended.

(3) Incorporated by reference to the indicated exhibit in Inhale's Registration Statement on Form S-1 (No. 33-89502), as amended.

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

(9) Incorporated by reference to Inhale's Registration statement on Form S-3 (No. 333-20787).

(10) Incorporated by reference to the indicated exhibit in Inhale's Registration Statement on Form S-3 (No. 333-68897), as amended.

          (b)  Reports on Form 8-K.
               None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto.

                             INHALE THERAPEUTIC SYSTEMS, INC.



DATE: August 16, 1999        BY: /S/Robert B. Chess
                                 -------------------------
                                  Robert  B. Chess
                                  Chairman and Co-Chief Executive Officer and
                                  Director
                                  (Duly Authorized Officer)

                             BY: /S/Ajit S. Gill
                                 -------------------------
                                  Ajit S. Gill
                                  President and Co-Chief Executive Officer and
                                  Director
                                  (Duly Authorized Officer)

                             BY: /S/Brigid A. Makes
                                 -------------------------
                                  Brigid A. Makes
                                  Vice President of Finance and Administration
                                  and Chief Financial Officer
                                  (Chief Accounting Officer)