Form 10-K/A
period 1999-12-31
INHALE THERAPEUTIC SYSTEMS INC
filed 2000-03-14
CIK 906709

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        INHALE THERAPEUTIC SYSTEMS, INC.
                        1999 ANNUAL REPORT ON FORM 10-K
                               TABLE OF CONTENTS

                                                                PAGE
                                                              --------
PART I
  Item 1. Business..........................................      1
  Item 2. Properties........................................     26
  Item 3. Legal Proceedings.................................     26
  Item 4. Submission of Matters to a Vote of Security
    Holders.................................................     26
PART II
  Item 5. Market for Registrant's Common Equity and Related
    Shareholder Matters.....................................     27
  Item 6. Selected Financial Data...........................     30
  Item 7. Management's Discussion and Analysis of Financial
    Condition and Results of Operations.....................     31
  Item 7A. Quantitative and Qualitative Disclosures about
    Market Risk.............................................     35
  Item 8. Financial Statements and Supplementary Data.......     35
  Item 9. Changes in and Disagreements with Accountants on
    Accounting and Financial Disclosure.....................     35
PART III
  Item 10. Directors and Executive Officers of the
    Registrant..............................................     36
  Item 11. Executive Compensation...........................     39
  Item 12. Security Ownership of Certain Beneficial Owners
    and Management..........................................     39
  Item 13. Certain Relationships and Related Transactions...     39
PART IV
  Item 14. Exhibits, Financial Statement Schedules, and
    Reports on Form 8-K.....................................     40
SIGNATURES..................................................     43

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

OUR OUTSTANDING INDEBTEDNESS HAS INCREASED SUBSTANTIALLY.

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

    EXECUTIVE OFFICERS AND DIRECTORS

    The following table sets forth the names, ages and positions of the executive officers and directors as of December 31, 1999:

NAME                                          AGE                       POSITION
----                                        --------   ------------------------------------------
Robert B. Chess...........................     43      Chairman and Co-Chief Executive Officer
Ajit S. Gill..............................     51      Co-Chief Executive Officer, President and
                                                       Director
Brigid A. Makes...........................     44      Vice President of Finance and
                                                       Administration, Chief Financial Officer
Stephen L. Hurst..........................     44      General Counsel and Secretary
John S. Patton, Ph.D......................     53      Vice President, Research and Director
Robert M. Platz...........................     48      Vice President, Technology
Mark J. Gabrielson........................     43      Director
James B. Glavin...........................     64      Director
Irwin Lerner..............................     69      Director
Melvin Perelman, Ph.D.....................     69      Director

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
                          Brothers Inc., and U.S. Bancorp Piper Jaffray Inc., dated
                          February 8, 2000.

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

    (c) See Exhibits listed under Item 14(a)(3).

    (d) Not applicable. See Item 14(a)(2).

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March 2000.

                                                       INHALE THERAPEUTIC SYSTEMS, INC.

                                                       By:               /s/ AJIT S. GILL
                                                            -----------------------------------------
                                                                           Ajit S. Gill
                                                                   CO-CHIEF EXECUTIVE OFFICER,
                                                                      PRESIDENT AND DIRECTOR

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