Form 10-K/A
period 1999-12-31
INHALE THERAPEUTIC SYSTEMS INC
filed 2000-04-28
CIK 906709

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
                               (AMENDMENT NO. 2)

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The approximate aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the last sale price of the Common Stock on March 15, 2000 as reported by Nasdaq National Market was approximately $1,038,090,312. Determination of affiliate status for this purpose is not a determination of affiliate status for any other purpose.

      (Number of shares of common stock outstanding as of April 20, 2000)

                                   20,911,359

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        INHALE THERAPEUTIC SYSTEMS, INC.
                   1999 AMENDED ANNUAL REPORT ON FORM 10-K/A
                               TABLE OF CONTENTS

                                                                PAGE
                                                              --------
PART III
  Item 10. Directors and Executive Officers of the
    Registrant..............................................      2
  Item 11. Executive Compensation...........................      4
  Item 12. Security Ownership of Certain Beneficial Owners
    and Management..........................................     11
  Item 13. Certain Relationships and Related Transactions...     14

SIGNATURES

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The Company's Restated Certificate of Incorporation and Bylaws provide that the Board of Directors shall be divided into three classes, each class consisting, as nearly as possible, of one-third of the total number of directors, with each class having a three-year term. Vacancies on the Board may be filled only by persons elected by a majority of the remaining directors. A director elected by the Board to fill a vacancy (including a vacancy created by an increase in the Board of Directors) shall serve for the remainder of the full term of the class of directors in which the vacancy occurred and until such director's successor is elected and qualified.

    The Board of Directors is presently composed of seven members. There are three directors in the class whose term of office expires in 2000.

    Directors are elected by a plurality of the votes present in person or represented by proxy and entitled to vote at the meeting. Shares represented by executed proxies will be voted, if authority to do so is not withheld, for the election of the three nominees named below. In the event that any nominee should be unavailable for election as a result of an unexpected occurrence, such shares will be voted for the election of such substitute nominee as management may propose. Each person nominated for election has agreed to serve if elected, and management has no reason to believe that any nominee will be unable to serve.

    Set forth below is biographical information for each of the Company's directors.

DIRECTORS WHO AT THE 2000 ANNUAL MEETING WILL BE NOMINEES FOR ELECTION FOR A
  THREE-YEAR TERM EXPIRING AT THE 2003 ANNUAL MEETING

ROBERT B. CHESS

    Mr. Chess, age 43, has served as Chairman of the Board of Directors since April 1999. Mr. Chess served as Co-Chief Executive Officer from August 1998 to April 2000. Mr. Chess served as President from December 1991 to August 1998 and as Chief Executive Officer from May 1992 to September 1998. Mr. Chess was elected a Director in May 1992. From September 1990 until October 1991, he was an Associate Deputy Director in the White House Office of Policy Development. In March 1987, Mr. Chess co-founded Penederm Incorporated, a topical dermatological drug delivery company, and served as its President until February 1989. He left Penederm in October 1989. Prior to co-founding Penederm, Mr. Chess held management positions at Intel Corp., a semiconductor manufacturer, and Metaphor, a computer software company. Mr. Chess holds a BS in Engineering from the California Institute of Technology and an MBA from the Harvard Business School.

MARK J. GABRIELSON

    Mr. Gabrielson, age 43, has been a Director since May 1992. Since
January 1991 he has been a general partner of Prince Ventures, L.P., a venture capital management firm that serves as the general partner of Prince Venture Partners III, L.P. Mr. Gabrielson is a Director of several private companies. From 1978 until joining Prince, Mr. Gabrielson served in a variety of marketing and business development positions with SmithKline Beecham plc.

JAMES B. GLAVIN

    Mr. Glavin, age 64, has been a Director since May 1993. Mr. Glavin is Chairman of the Board of The Immune Response Corporation, a biotechnology company. He was President and Chief Executive Officer of The Immune Response Corporation from 1987 until September 1994. From 1987 to 1990, Mr. Glavin served as Chairman of the Board of Smith Laboratories, Inc. and was President and Chief Executive Officer of Smith Laboratories from 1985 to 1989. From 1985 to 1987, he was a partner in CH Ventures, a venture capital firm. From 1983 to 1985, he served as Chairman of the Board of Genetic Systems Corporation, a biotechnology firm, and as its President and Chief Executive Officer from 1981 to 1983.
Mr. Glavin is a director of The Meridian Fund and Gish Biomedical, Inc.

DIRECTORS CONTINUING IN OFFICE UNTIL THE 2001 ANNUAL MEETING

JOHN S. PATTON, PH.D.

    Dr. Patton, age 53, a co-founder of Inhale, has been Vice President, Research since December 1991 and a Director since July 1990. He served as President of Inhale from its incorporation in July 1990 to December 1991. From 1985 to 1990, Dr. Patton was a Project Team Leader with Genentech, Inc., a biotechnology company, where he headed their non-invasive drug delivery activities. Dr. Patton was on the faculty of the Marine Science and Microbiology Departments at the University of Georgia from 1979 through 1985, where he was granted tenure in 1984. Dr. Patton received a BS in Zoology and Biochemistry from Pennsylvania State University, an MS from the University of Rhode Island, a Ph.D. in Biology from the University of California, San Diego and received post doctoral fellowships from Harvard Medical School and the University of Lund, Sweden, both in biomedicine.

IRWIN LERNER

    Mr. Lerner, age 69, has been a Director since April 1999. Mr. Lerner served as Chairman of the Board of Directors and of the Executive Committee of Hoffman-La Roche Inc., a pharmaceutical and health care company, from January 1993 until his retirement in September 1993, and from 1980 through December 1992, also served as President and Chief Executive Officer. From September 1995 until present, Mr. Lerner has served on the Board of Medarex, Inc., a monoclonal antibodies products company and became Chairman of the Board in May 1997. Mr. Lerner served as the Chairman of the Board of Sequana Therapeutics, Inc., a biotechnology company, from May 1995 until Sequana merged with Arris Pharmaceuticals Inc., a pharmaceutical company, to form Axys Pharmaceuticals, Inc. in January 1998 and has served on the Board of Axys since then. Mr. Lerner served for 12 years on the Board of the Pharmaceutical Manufacturers' Association where he chaired the Association's FDA Issues Committee. Mr. Lerner received a B.S. and an M.B.A. from Rutgers University. He is currently Distinguished Executive-in-Residence at Rutgers University Graduate School of Management. Mr. Lerner is also a director of Public Service Enterprise Group Incorporated, a diversified public utility holding company, Humana Inc., a health care company, Covance, Inc., a contract drug development company, and V.I. Technologies, Inc., a blood products company.

DIRECTORS CONTINUING IN OFFICE UNTIL THE 2002 ANNUAL MEETING

AJIT S. GILL

    Mr. Gill, age 52, has served as Chief Executive Officer since April 2000, as President since April 1999, and as a Director since April 1998. Mr. Gill served as Co-Chief Executive Officer from August 1988 to April 1998. Mr. Gill served as Chief Operating Officer from October 1996 to August 1998 and Chief Financial Officer from January 1993 until October 1996. Before joining Inhale, Mr. Gill was Vice President and General Manager of Kodak's Interactive Systems division. Mr. Gill has served as Chief Financial Officer for TRW-Fujitsu, Director of Business Development for Visicorp, and as President for three start-up high technology companies. He completed a BTech at the Indian Institute of Technology, an MS in Electrical Engineering from the University of Nebraska, and holds an MBA from the University of Western Ontario.

MELVIN PERELMAN, PH.D

    Dr. Perelman, age 69, has been a Director since January 1996. Dr. Perelman spent 36 years at Eli Lilly & Company, most recently as Executive Vice-President and President of Lilly Research Laboratories, a position which he held from 1986 until his retirement in 1993. Dr. Perelman served as President of Lilly International from 1976 until 1986. Dr. Perelman is a member of the Board of Directors of Cinergy, Inc., DataChem, Inc., Immusol, Inc. and of The Immune Response Corporation.

BOARD COMMITTEES AND MEETINGS

    During the fiscal year ended December 31, 1999 the Board of Directors held eight meetings. The Board has an Audit Committee and a Compensation Committee.

    The Audit Committee meets with the Company's independent auditors at least annually to review the results of the annual audit and discuss the financial statements; recommends to the Board the independent auditors to be retained; and receives and considers the accountants' comments as to controls, adequacy of staff and management performance and procedures in connection with audit and financial controls. The Audit Committee is composed of two non-employee directors: Messrs. Perelman and Glavin. It met once during the fiscal year ended December 31, 1999.

    The Compensation Committee makes recommendations concerning salaries and incentive compensation, awards, stock options to employees and consultants under the Company's stock option plans and otherwise determines compensation levels and performs such other functions regarding compensation as the Board may delegate. The Compensation Committee is composed of two non-employee directors:Messrs. Gabrielson and Glavin. It met seven times during the fiscal year ended December 31, 1999.

    During the fiscal year ended December 31, 1999, each director attended 75% or more of the aggregate of the meetings of the Board and of the committees on which he then served.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

    To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1999, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

                             EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

    Each non-employee director of the Company receives an annual retainer of $15,000. In the fiscal year ended December 31, 1999, the total compensation paid to non-employee directors was $78,250 including, the consulting fees paid to one director as discussed below. The members of the Board of Directors are also eligible for reimbursement for their expenses incurred in connection with attendance at Board meetings in accordance with Company policy.

    Each member of the Company's Board of Directors who is not an employee of the Company is automatically granted under the 1994 Non-Employee Directors' Plan (the "Non-Employee Directors' Plan"), without further action by the Company, the Board of Directors or the stockholders of the Company, an option to purchase 30,000 shares of Common Stock of the Company for each three year term to which he or she is elected. The non-employee directors who began with a one or a two-year term when the Company first instituted the classified board were granted 10,000 and 20,000 shares of Common Stock, respectively. Vesting is monthly over the period of the term being served. Only non-employee directors of the Company are eligible to receive options under the Non-Employee Directors' Plan. Options granted under the Non-Employee Directors' Plan are intended by the Company not to qualify as incentive stock options under the Code. The exercise price of options granted under the Non-Employee Directors' Plan is 100% of the fair market value of the Common Stock subject to the option on the date of the option grant. Option grants under the Non-Employee Directors' Plan are non-discretionary. The term of options granted under the Non-Employee Directors' Plan is ten years. In the event of a merger of the Company with or into another corporation or a consolidation in which the Company is the surviving corporation, but the shares of the Company's Common Stock outstanding immediately preceding the merger are converted by virtue of the merger into other property, or any other capital reorganization in which 50% of the shares of the Company entitled to vote are exchanged, the vesting of each option will accelerate and the option will terminate if not exercised prior to the consummation of the transaction.

    Options to purchase an aggregate of 160,200 shares of Common Stock have been granted to all Non-Employee Directors of the Company to date under the Non-Employee Directors' Plan, 79,800 of which have been exercised as of March 15, 2000. Options to purchase an aggregate of 1,645,646 shares of Common Stock have been granted to Directors who are employees of the Company as of March 15, 2000 under the Company's Equity Incentive Plan, 606,212 of which have been exercised as of March 15, 2000.

    On April 1, 1999, Irwin Lerner entered into a consulting agreement with the Company. Pursuant to the agreement, Mr. Lerner performs consulting services relating to product marketing and general business issues of at least four half days per year as well as telephone discussions as needed in consideration for his standard consulting fee. In 1999, Mr. Lerner received $14,500 in consulting fees for services performed for the Company.

                       COMPENSATION OF EXECUTIVE OFFICERS

    The following table shows for the fiscal years ended December 31, 1999, 1998 and 1997, compensation awarded or paid to, or earned by, the Company's Co-Chief Executive Officers and its other four most highly compensated executive officers at December 31, 1999 (the "Named Executive Officers"(1)):

                           SUMMARY COMPENSATION TABLE

                                                                               LONG TERM
                                                                              COMPENSATION
                                                                  OTHER       ------------
                                   ANNUAL COMPENSATION            ANNUAL       SECURITIES
                             -------------------------------   COMPENSATION    UNDERLYING        ALL OTHER
NAME AND PRINCIPAL POSITION    YEAR     SALARY($)   BONUS($)      ($)(4)       OPTIONS(#)    COMPENSATION($)(2)
---------------------------  --------   ---------   --------   ------------   ------------   ------------------
Robert B. Chess .........      1999     $248,013    $113,249          --           50,000         $ 6,005
  Chairman of the Board and    1998      201,183      78,859          --           50,000             709
  Co-Chief Executive           1997      195,666     136,763          --           15,900             510
  Officer

Ajit S. Gill ............      1999      248,013     113,249          --           50,000           6,452
  President and Co-Chief       1998      201,176      78,859          --           50,000           1,945
  Executive Officer            1997      194,155      51,757          --           54,600             870

John S. Patton ..........      1999      190,774      76,518          --           14,000           6,117
  Vice President, Research     1998      159,887      61,264          --           70,000           1,523
                               1997      150,119      32,344          --            7,500           1,440

Stephen L. Hurst ........      1999      179,316      57,605          --           10,801           1,186
  Vice President, Secretary    1998      160,333      54,054          --           39,000             461
  and General Counsel          1997      156,682      27,098          --           25,400             510

Robert M. Platz .........      1999      159,607      38,576          --            7,000           5,459
  Vice President,              1998      145,374      36,345          --           19,900             838
  Technology                   1997      140,797      24,651          --            5,400             850

Brigid A. Makes(3) ......      1999       87,739      30,000      11,707           70,000             175
  Vice President,              1998           --          --          --               --              --
  Finance & Administration     1997           --          --          --               --              --
  and Chief Financial
  Officer

------------------------

(1) The Named Executive Officers include all the executive officers of the Company.

(2) Amounts include perquisites consisting of one or more of the following:
    (i) life insurance premiums paid by the Company; (ii) reimbursement for computer equipment used for Company business; (iii) entertainment gifts associated with Company business; and (iv) Company's matching payments under its 401(k) plan.

(3) Ms. Makes became an executive officer of the Company on June 26, 1999. Her annualized salary in 1999 was $267,000.

(4) Includes $11,707 as reimbursement of expenses in connection with Ms. Makes relocation.

                       STOCK OPTION GRANTS AND EXERCISES

    The Company grants options to its executive officers under the Equity Incentive Plan. As of March 15, 2000, options to purchase a total of 4,427,125 shares had been granted under the Equity Incentive Plan and options to purchase 556,153 shares remained available for grant thereunder.

    The following tables show for the fiscal year ended December 31, 1999 certain information regarding options granted to, exercised by, and held at year-end by, the Named Executive Officers at December 31, 1999:

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                      POTENTIAL REALIZABLE VALUE AT
                            NUMBER OF     PERCENTAGE OF                                  ASSUMED ANNUAL RATES OF
                           SECURITIES     TOTAL OPTIONS                               STOCK PRICE APPRECIATION FOR
                           UNDERLYING       GRANTED TO     EXERCISE OR                       OPTION TERM(3)
                             OPTIONS       EMPLOYEES IN    BASE PRICE    EXPIRATION   -----------------------------
NAME                      GRANTED(1)(#)   FISCAL YEAR(2)    ($/SHARE)       DATE           5%              10%
----                      -------------   --------------   -----------   ----------   -------------   -------------
Robert B. Chess.........      50,000(4)        3.52%         $28.50       02/22/09     $  896,175      $2,271,083

Ajit S. Gill............      50,000(4)        3.52%          28.50       02/22/09        896,175       2,271,083

John S. Patton..........      14,000(5)        0.99%          28.50       02/22/09        250,929         635,903

Stephen L. Hurst........       9,801(5)        0.69%          28.50       02/22/09        175,668         445,177
                               1,000(6)        0.07%          28.50       02/22/09         17,923          45,421

Robert M. Platz.........       7,000(5)        0.49%          28.50       02/22/09        125,464         317,952

Brigid A. Makes.........      70,000(7)        4.93%          28.00       06/27/09      1,232,634       3,123,735

------------------------

(1) The options will fully vest upon a change in control, asset sale, merger, consolidation or reverse merger, as defined in the Company's Equity Incentive Plan, unless the acquiring Company assumes the options or substitutes similar options. The options will fully vest upon a securities acquisition, as defined in the Company's Equity Incentive Plan. The Board of Directors may reprice the options under the terms of the Company's Equity Incentive Plan.

(2) Based on an aggregate of 1,419,251 options granted to employees and consultants to the Company in 1999, including the Named Executive Officers.

(3) The potential realizable value is based on the term of the option at the time of grant (ten years). Assumed stock price appreciation of 5% and 10% is used pursuant to rules promulgated by the SEC. The potential realizable value is calculated by assuming that the market price on the date of grant appreciates at the indicated rate for the entire term of the option and that the option is exercised at the exercise price and sold on the last day of its term at the appreciated price.

(4) This option vests monthly over 5 years commencing in February 1999.

(5) This option vests monthly over 1 year commencing in February 2003.

(6) This option vests annually over 5 years commencing in February 1999.

(7) One-fifth ( 1/5) of this option vests one year after June 28, 1999 and one-sixtieth ( 1/60th) of this option vests monthly thereafter over the next four years.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR,
                      AND DECEMBER 31, 1999 OPTION VALUES

                                                         NUMBER OF SECURITIES UNDERLYING          VALUE OF UNEXERCISED
                                                             UNEXERCISED OPTIONS AT              IN-THE-MONEY OPTIONS AT
                           SHARES                             DECEMBER 31, 1999(2)                DECEMBER 31, 1999(3)
                         ACQUIRED ON       VALUE        ---------------------------------   ---------------------------------
NAME                     EXERCISE(#)   REALIZED($)(1)   EXERCISABLE(#)   UNEXERCISABLE(#)   EXERCISABLE($)   UNEXERCISABLE($)
----                     -----------   --------------   --------------   ----------------   --------------   ----------------
Robert B. Chess........          --              --        110,083           156,162          $3,634,556        $3,277,737
Ajit S. Gill...........          --              --        183,295           138,183           6,398,711         2,610,580
John S. Patton.........          --              --         99,749            95,029           3,280,096         1,763,165
Stephen L. Hurst.......          --              --         28,167            75,453             742,038         1,528,311
Robert M. Platz........          --              --         74,291            43,087           2,664,727           947,434
Brigid A. Makes .......          --              --             --            70,000                  --         1,019,375

------------------------

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

(3) Based on the fair market value of the Company's Common Stock as of December 31, 1999 ($42.5625 per share), minus the exercise price, multiplied by the number of shares underlying the options.

         REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS
                          ON EXECUTIVE COMPENSATION(1)

    The Board has delegated to the Compensation Committee of the Board (the "Committee") the authority to establish and administer the Company's compensation programs. The Committee is comprised of two non-employee directors:
Messrs. Gabrielson and Glavin. The Committee is responsible for:
(i) determining the most effective total executive compensation strategy, based upon the business needs of the Company and consistent with stockholders' interests; (ii) administering the Company's executive compensation plans, programs and policies; (iii) monitoring corporate performance and its relationship to compensation of executive officers; and (iv) making appropriate recommendations concerning matters of executive compensation.

COMPENSATION PHILOSOPHY

    The primary goals of the compensation program are to align compensation with the attainment of key business objectives and to enable the Company to attract, retain and reward capable executives who can contribute to the continued success of the Company. Equity participation and a strong alignment to stockholders' interests are key elements of the Company's compensation philosophy. Four key goals form the basis for compensation decisions for all employees of the
Company:

    1. To attract and retain the most highly qualified management and employee team;

    2. To emphasize sustained performance by aligning rewards with stockholder interests, especially through the use of equity participation programs;

    3. To pay competitively compared to similar drug delivery and biopharmaceutical companies and to provide appropriate reward opportunities for achieving high levels of performance compared to similar organizations in the marketplace; and

    4. To motivate executives and employees to achieve the Company's annual and long-term business goals and encourage behavior toward the fulfillment of those objectives.

    To meet these goals, the Committee has adopted a mix among the compensation elements of salary, stock options and bonuses with a bias towards stock options.

BASE SALARY

    The Committee recognizes the importance of maintaining compensation practices and levels of compensation competitive with drug delivery and biopharmaceutical companies in comparable stages of development. Base salary represents the fixed component of the executive compensation program. The Company's philosophy regarding base salaries is conservative, maintaining salaries below the competitive industry median. Base salary levels are established on an annual review of marketplace competitiveness with similar pharmaceutical and drug delivery companies and on the basis of individual performance. Periodic increases in base salary are the result of individual contributions evaluated against established performance objectives, relative success toward achieving the Company's annual and long-term business goals, length of service with the Company and an annual salary survey of comparable companies in Inhale's industry. Base salaries for executives were increased for fiscal 1999 but remain below the industry median. In 1999, the Company continued the variable compensation program implemented in 1996 for all employees, including all executive officers, which provides that a portion of base salary is variable based on certain qualitative and quantitative criteria for both the Company and each employee.

STOCK OPTIONS

    The option plans offered by the Company have been established to provide all executive officers of the Company with an opportunity to share, along with the stockholders of the Company, in the long-term performance of the Company. The Committee strongly believes that a goal of the compensation program should be to provide key employees who have significant responsibility for the management, growth and future success of the Company with an opportunity to increase their ownership of the Company and potentially gain financially from Company stock price increases. The interests of stockholders, executives and employees should thereby be closely aligned. Executives and employees are eligible to receive stock options generally not more often than once a year, giving them the right to purchase shares of Common Stock of the Company in the future at a price equal to fair market value at the date of grant. All grants must be exercised according to the provisions of the Company's stock option plans. All outstanding options expire ten years from the date of grant.

    As the base salaries for executive officers of the Company are in the lower range for comparable companies, the Company has used stock options as the primary incentive to attract and retain its executive officers. Option amounts are based on salary grade within the Company and overall Company and individual performance. After considering the criteria relating to awarding stock options, the Committee determined that all executive officers, including the Co-Chief Executive Officers, would receive option grants in fiscal 1999. The options granted to executive officers in fiscal 1999 include options with standard five-year vesting commencing upon the date of grant, as well as "evergreen" options, which typically vest over a twelve month period commencing upon the date previously granted options become fully vested.

    Section 162(m) of the Code limits the Company to a deduction for federal income tax purposes of no more than $1 million of compensation paid to certain Named Executive Officers in a taxable year. Compensation above $1 million may be deducted if it is "performance-based compensation" within the meaning of the Code. The Committee believes that at the present time it is unlikely that the compensation paid to any Named Executive Officer in a taxable year, which is subject to the deduction limit will exceed $1 million. However, the Committee has determined that stock awards granted under the Equity Incentive Plan with an exercise price at least equal to the fair market value of the Company's Common Stock on the date of grant shall be treated as "performance-based compensation."

BONUSES

    Bonus awards are another component of the compensation program. Bonuses, if any, are both linked to the achievement of specified corporate goals, which is determined at the discretion of the Committee. Corporate performance goals on which 1999 bonuses were based were: the successful signing of new collaborative partners and convening existing collaborative partners with feasibility agreements to long-term development agreements; advancing the delivery system technology by improving the performance and efficiency of the inhalation device, the powder processing and the powder filling; and improving the Company's liquidity by obtaining funding from corporate partners and from the sale of securities. In January 2000, the Committee reviewed the Company's 1999 corporate performance goals and determined that most of the goals had been achieved. Based on such achievement, the Committee awarded bonuses for 1999 for all executive officers.

CO-CEO COMPENSATION

    The total cash compensation paid to Messrs. Chess and Gill in 1999 was below the average for chief executive officers in the Company's industry comparative group. Under the Company's executive compensation program, the total compensation mix for senior executives emphasizes longer-term rewards in the form of stock options. In 1999, Messrs. Chess and Gill received option grants to purchase 50,000 shares each of the Company's Common Stock at the fair market value of the Common Stock on the date of grant. This grant was based on the same factors used in making grants to other executive officers. This grant was made to enhance retention and the overall competitiveness of the compensation package of Messrs. Chess and Gill and to strengthen the alignment of Messrs. Chess's and Gill's interests with those of the stockholders. For 1999, the Committee set a bonus of approximately 33% of salary for both Messrs. Chess' and Gill's bonuses based upon the achievement of virtually all of the corporate goals discussed above.

SUMMARY

    The Committee believes that the compensation of executives by the Company is appropriate and competitive with the compensation programs provided by other drug delivery and biopharmaceutical companies with which the Company competes for executives and employees. The Committee believes its compensation strategy, principles and practices result in a compensation program tied to stockholder returns and linked to the achievement of annual and longer-term financial and operational results of the Company on behalf of the Company's stockholders.

                                          COMPENSATION COMMITTEE

                                          Mark J. Gabrielson
                                          James B. Glavin

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information regarding the ownership of the Company's Common Stock as of March 15, 2000 by: (i) each director;
(ii) each of the Named Executive Officers; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than 5% of its Common Stock.

                                                                       BENEFICIAL OWNER(1)
                                                              --------------------------------------
BENEFICIAL OWNERSHIP(1)                                       NUMBER OF SHARES   PERCENT OF TOTAL(2)
-----------------------                                       ----------------   -------------------
Franklin Resources, Inc.(3).................................     2,627,330              12.7%
  777 Mariners Island Boulevard
  San Mateo, CA 94404

T. Rowe Price Associates, Inc.(4)...........................     2,128,950              10.3%
  100 East Pratt Street
  Baltimore, MD 21202

Baxter International Inc. & Subsidiaries Pension Trust......     1,335,897               6.4%
  One Baxter Parkway
  Deerfield, IL 60015

Capital Research and Management Company(5)..................     1,301,650               6.3%
  333 South Hope Street, 55th Floor
  Los Angeles, CA 90071

Dresdner Bank AG(6).........................................     1,073,225               5.2%
  Jurgen-Ponto-Platz 1
  60301 Frankfurt, Germany

Robert B. Chess(7)..........................................       334,993               1.6%

John S. Patton(8)...........................................       334,896               1.6%

Robert M. Platz(9)..........................................       245,983               1.2%

Ajit S. Gill(10)............................................       173,874                 *

Mark J. Gabrielson(11)......................................        50,369                 *

Melvin Perelman(14).........................................        43,467                 *

James B. Glavin(12).........................................        29,965                 *

Stephen L. Hurst(13)........................................         8,901                 *

Irwin Lerner(14)............................................         9,167                 *

All directors and executive officers as a group
  (10 persons)(15)..........................................     1,231,615               5.8%

------------------------

   * Less than 1%

 (1) This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the Securities and Exchange Commission (the "SEC"). Unless otherwise indicated in the footnotes to this table and subject to the community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares shown as beneficially owned.

 (2) Applicable percentages are based on 20,742,112 shares of Common Stock outstanding as of March 15, 2000, adjusted as required by rules promulgated by the SEC.

 (3) Based solely on information obtained from a filing with the SEC made on amended Schedule 13G reporting such beneficial ownership as of January 25, 2000. Includes 1,030,920 shares of common stock issuable upon conversion of $33,000,000 principal amount of the Company's convertible subordinated debentures due October 13, 2006. Franklin Resources, Inc. ("FRI") is the parent holding company of two registered investment advisers: Franklin Advisers, Inc. ("Franklin Advisers") and Franklin Management, Inc. ("Franklin Management"), which provide investment advisory services for Franklin Small Cap Growth Fund, a series of Franklin Strategic Series, a registered investment company which holds the shares. Franklin Advisers has sole voting and dispositive power over 2,562,920 of the shares. Franklin Management has sole investment power over 64,410 of the shares. Charles B. Johnson and Rupert H. Johnson, Jr. (collectively, "Principal Shareholders") each own in excess of 10% of the outstanding common stock of FRI and are the principal shareholders of FRI. FRI, Franklin Advisers, Franklin Management and the Principal Shareholders disclaim any beneficial interest in the shares.

 (4) Based solely on information obtained from a filing with the SEC made on an amended Schedule 13G reporting such beneficial ownership as of February 7, 2000. These shares are owned by various individual and institutional investors which T. Rowe Price Associates, Inc. ("Price Associates"), an investment adviser registered under the Investment Advisers Act of 1940, serves as investment adviser with power to direct investments and/or sole power to vote the shares. For purposes of the reporting requirements of the Securities Act of 1934, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities. Price Associates provides investment advisory services for T. Rowe Price New Horizons
     Fund, Inc. ("T. Rowe Price Fund"), a registered investment company. Price Associates has sole voting power over 528,600 of the shares and has sole dispositive power over 2,128,950 of the shares. T. Rowe Price Fund has sole voting power over 875,000 of the shares.

 (5) Based solely on information obtained from a filing with the SEC made on a
     Schedule 13G reporting such beneficial ownership as of December 31, 1999. Capital Research and Management Company ("CRMC") is a registered investment adviser registered under Section 203 of the Investment Advisers Act of 1940 which provides investment advisory services to SMALLCAP World Fund, Inc. ("SWFI") , an investment company registered under the Investment Company Act of 1940. SWFI has sole voting power over 1,101,650 of the shares. CRMC has sole dispositive power over 1,301,650 of the shares. CRMC disclaims beneficial ownership of such shares.

 (6) Based solely on information obtained from a filing with the SEC made on a
     Schedule 13G reporting such beneficial ownership as of December 31, 1999. Dresdner Bank AG, an international banking organization headquartered in Frankfurt, Germany, ("Dresdner Bank") is the parent company of Dresdner RCM US Holdings LLC, a Delaware Limited Liability Company ("DRCM Holdings"), the parent holding company of a registered investment adviser: Dresdner RCM Global Investors LLC, a Delaware Limited Liability Company ("Dresdner RCM"). Dresdner RCM and DRCM Holdings each has sole voting power over 818,275 of the shares, sole dispositive power over 908,475 of the shares and shared dispositive power over 164,650 of the shares, respectively. Dresdner Bank has sole voting power over 818, 375 of the shares, sole dispositive power over 908,575 of the shares and shared dispositive power over 164,650 of the shares.

 (7) Includes 109,283 shares issuable upon exercise of options exercisable within 60 days of March 15, 2000.

 (8) Includes 223,004 shares held by John S. Patton & Jamie S. Patton, Trustees, under the July 2, 1997 Patton Revocable Trust ("Patton Trust"). Dr. Patton and his wife, are sole trustees. Dr. Patton and his wife, Jamie S. Patton, each acting alone, have the power to vote and dispose of such shares. Includes 667 shares held by Dr. Patton's minor child. Also includes 1,499 shares held by two other children of Dr. Patton as to which shares
     Dr. Patton disclaims beneficial ownership. Also includes 109,726 shares issuable upon exercise of options exercisable within 60 days of March 15, 2000.

 (9) Includes 79,578 shares issuable upon exercise of options exercisable within 60 days of March 15, 2000.

 (10) Includes 8,475 shares held by Ajit S. Gill & Ann C. Gill, Trustees, under agreement dated October 14, 1998 FBO Ajit S. Gill & Ann C. Gill ("Gill Trust"). Mr. Gill and his wife, are sole trustees. Mr. Gill and his wife, Ann C. Gill, each acting alone, have the power to vote and dispose of such shares. Also includes 154,599 shares issuable upon exercise of options exercisable within 60 days of March 15, 2000.

 (11) Also includes 47,966 shares issuable upon the exercise of options exercisable within 60 days of March 15, 2000.

 (12) Includes 23,966 shares issuable upon exercise of options exercisable within 60 days of March 15, 2000.

 (13) Includes 1,000 shares held as joint tenants with Mr. Hurst's wife, Antonia Althea Hurst. Also includes 7,901 shares issuable upon exercise of options exercisable within 60 days of March 15, 2000.

 (14) All shares issuable upon exercise of options exercisable within 60 days of March 15, 2000.

 (15) Includes 223,004 shares held by Patton Trust and an aggregate of 2,166 shares held by Mr. Patton's children, as described in footnote 8. Includes 8,475 shares held by Gill Trust, as described in footnote 10. Includes 1,000 shares held by Mr. Hurst as joint tenants with right of survivorship with Mrs. Hurst as described in footnote 13. Also includes 585,653 shares issuable upon exercise of outstanding options exercisable within 60 days of March 15, 2000. See footnotes 7 through 14.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                              CERTAIN TRANSACTIONS

    The Company's Bylaws provide that the Company will indemnify its directors and may indemnify its officers, employees and other agents to the fullest extent permitted by Delaware law. The Company is also empowered under its Bylaws to enter into indemnification contracts with its directors and officers and to purchase insurance on behalf of any person whom it is required or permitted to indemnify.

    In addition, the Company's Restated Certificate of Incorporation provides that the liability of the directors for monetary damages shall be eliminated to the fullest extent permissible under Delaware law. Pursuant to Delaware law, the Company's directors shall not be liable for monetary damages for breach of the directors' fiduciary duty of care to the Company and its stockholders. However, this provision does not eliminate the duty of care, and in appropriate circumstances, equitable remedies such as injunctive or other forms of nonmonetary relief will remain available under Delaware law. In addition, each director will continue to be subject to liability for (i) breach of the directors duty of loyalty to the corporation or its stockholders, (ii) acts or omissions, (iii) violating Section 174 of the Delaware General Corporation Law, or (iv) any transaction from which the director derived an improper personal benefit. The provision also does not affect a director's responsibilities under any other law, such as the federal securities laws or state or federal environmental laws.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of April 2000.

                                                       INHALE THERAPEUTIC SYSTEMS, INC.

                                                       By:               /s/ AJIT S. GILL
                                                            -----------------------------------------
                                                                           Ajit S. Gill
                                                              CHIEF EXECUTIVE OFFICER, PRESIDENT AND
                                                                             DIRECTOR