Form 10-Q
period 2000-03-31
INHALE THERAPEUTIC SYSTEMS INC
filed 2000-05-11
CIK 906709

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2000
                                       or,

[ ] TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                         to
                               -----------------------    ----------------------

                         COMMISSION FILE NUMBER: 0-23556

                        INHALE THERAPEUTIC SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                          94-3134940
------------------------------                ---------------------------------
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

The number of outstanding shares of the registrant's Common Stock, $0.0001 par value, was 20,925,381 as of April 28, 2000.

                        INHALE THERAPEUTIC SYSTEMS, INC.
                                      INDEX

PART I: FINANCIAL INFORMATION                                                                           PAGE
-----------------------------
Item 1.           Condensed Financial Statements - unaudited..............................................3

                  Condensed Balance Sheets - March 31, 2000 and December 31, 1999.........................3

                  Condensed Statements of Operations for the three-month periods ended
                      March 31, 2000 and 1999 ............................................................4

                  Condensed Statements of Cash Flows for the three month periods ended
                      March 31, 2000 and 1999.............................................................5

                  Notes to Condensed Financial Statements.................................................6

Item 2.           Management's Discussion and Analysis of Financial Condition and
                      Results of Operations...............................................................7

Item 3.           Quantitative and Qualitative Disclosures About Market Risk ............................15

PART II:  OTHER INFORMATION
---------------------------

Item 1.           Legal Proceedings......................................................................15

Item 2.           Changes in Securities..................................................................15

Item 3.           Defaults Upon Senior Securities........................................................15

Item 4.           Submission of Matters to a Vote of Security Holders....................................16

Item 5.           Other Information......................................................................16

Item 6.           Exhibits and Reports on Form 8-K.......................................................16

                  Signatures.............................................................................17


Item 1.

                        INHALE THERAPEUTIC SYSTEMS, INC.

                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                  MARCH 31, 2000          DECEMBER 31, 1999 *
                                                                  --------------          -------------------
                                     ASSETS                         (Unaudited)
Current assets:
              Cash and cash equivalents                                 $129,778                 $33,430
              Short-term investments                                     205,940                 104,755
              Accounts receivable                                            682                   1,756
              Other current assets                                         7,883                   7,377
                                                                  ---------------          --------------
                     Total current assets                                344,283                 147,318

Property and equipment, net                                               76,066                  63,852
Investment in Alliance Pharmaceutical Corp.                               14,674                   6,328
Other assets                                                              13,269                   9,308
                                                                  ---------------          --------------
                                                                        $448,292                $226,806
                                                                  ---------------          --------------
                                                                  ---------------          --------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
              Accounts payable and accrued liabilities                   $23,737                 $20,268
              Deferred revenue                                             8,211                   4,811
                                                                  ---------------          --------------
                     Total current liabilities                            31,948                  25,079

Tenant improvement loan                                                    4,885                   4,895
Convertible subordinated notes and debentures                            239,760                 108,450
Accrued rent                                                               1,824                   1,753

Stockholders' equity:
              Common stock                                                     2                       2
              Capital in excess of par value                             284,903                 181,154
              Deferred compensation                                       (1,435)                 (1,530)
              Accumulated other comprehensive gain                         9,703                   1,469
              Accumulated deficit                                       (123,298)                (94,466)
                                                                  ---------------          --------------
                     Total stockholders' equity                          169,875                  86,629
                                                                  ---------------          --------------
                                                                        $448,292                $226,806
                                                                  ---------------          --------------
                                                                  ---------------          --------------


                             SEE ACCOMPANYING NOTES

(*) The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements

                        INHALE THERAPEUTIC SYSTEMS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
                                   (UNAUDITED)


                                                                               THREE MONTHS ENDED MARCH 31,
                                                                           ---------------------------------
                                                                               2000                  1999
                                                                           -----------            ----------
         Contract research revenue                                            $10,633                $7,780

         Operating costs and expenses:
             Research and development                                          21,869                12,716
             General and administrative                                         3,535                 1,264
                                                                           -----------            ----------
         Total operating costs and expenses                                    25,404                13,980
                                                                           -----------            ----------

         Loss from operations                                                (14,771)               (6,200)

         Interest income                                                        3,627                 1,095
         Interest expense                                                    (17,688)                 (118)
                                                                           -----------            ----------

         Net loss                                                           $(28,832)              $(5,223)
                                                                           -----------            ----------
                                                                           -----------            ----------

         Basic and diluted net loss per share                                 $(1.51)               $(0.31)
                                                                           -----------            ----------
                                                                           -----------            ----------

         Shares used in computing basic and diluted net loss per share         19,034                16,929
                                                                           -----------            ----------
                                                                           -----------            ----------


                             SEE ACCOMPANYING NOTES

                        INHALE THERAPEUTIC SYSTEMS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                           THREE MONTHS ENDED MARCH 31,
                                                                    -----------------------------------------
                                                                          2000                      1999
                                                                    ----------------           --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
             Cash used in operations                                  $   (1,890)               $    (3,586)

CASH FLOWS FROM INVESTING ACTIVITIES:
             (Purchase)/sale of short-term investments, net             (101,298)                     2,382
             Purchases of property and equipment                         (13,583)                    (5,744)
             Other investing activities                                     (115)                         -
                                                                    ----------------           --------------

             Net cash used in by investing activities                   (114,996)                    (3,362)

CASH FLOWS FROM FINANCING ACTIVITIES:
             Payments of equipment financing obligations                     (18)                      (16)
             Payment of debt conversion incentives                       (16,569)                        -
             Issuance of convertible debt, net of issuance costs         222,439                         -
             Issuance of common stock, net of issuance costs               7,382                        71
                                                                    ----------------           --------------

             Net cash provided by financing activities                   213,234                        55
                                                                    ----------------           --------------

Net increase (decrease) in cash and cash equivalents                      96,348                    (6,893)

Cash and cash equivalents at beginning of period                          33,430                    24,916
                                                                    ----------------           --------------

Cash and cash equivalents at end of period                            $  129,778                $   18,023
                                                                    ----------------           --------------
                                                                    ----------------           --------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

              Common stock issued upon conversion of convertible
                subordinated debentures, net                         $    95,220                $        -

                             SEE ACCOMPANYING NOTES

                        INHALE THERAPEUTIC SYSTEMS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

1.   ORGANIZATION AND BASIS OF PRESENTATION

         Inhale Therapeutic Systems ("Inhale" or the "Company") was incorporated in the State of California in July 1990 and reincorporated in the State of Delaware in July 1998. Since inception, Inhale has been engaged in the development of systems for the pulmonary delivery of macromolecule drug therapies for systemic and local lung applications.

         The accompanying unaudited condensed financial statements of Inhale have been prepared by management in accordance with generally accepted accounting principles for interim financial information, the instructions for Form 10-Q and Article 10 of Regulation S-X. The condensed balance sheet as of March 31, 2000 and the related condensed statements of operations and cash flows for the three month periods ended March 31, 2000 and 1999, are unaudited but include all adjustments (consisting only of normal recurring adjustments) which Inhale considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Although Inhale believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in Inhale's Amended Annual Report on Form 10-K/A for the year ended December 31, 1999 as filed with the Commission.

         Results for any interim period presented are not necessarily indicative of results for any other interim period or for the entire year.

2.   CASH, CASH EQUIVALENTS AND INVESTMENTS

The following is a summary of Inhale's available-for-sale debt securities as of March 31, 2000:

                                                                          Gross         Gross
                                                                       Unrealized    Unrealized       Estimated
                                                            Cost          Gains        Losses        Fair Value
                                                            ----          -----        ------        ----------
                                                                            (In thousands)

Amounts included in cash and cash equivalents........    $ 126,324        $ 121        $  (12)        $ 126,433
Amounts included in short-term investments...........      206,021          236          (317)          205,940
                                                        -----------    ---------     ----------     ------------
                                                         $ 332,345        $ 357        $ (329)        $ 332,373
                                                        ===========    =========     ==========     ============

The following is a summary of the Company's available-for-sale debt securities as of December 31, 1999:

                                                                          Gross         Gross
                                                                       Unrealized    Unrealized       Estimated
                                                            Cost          Gains        Losses        Fair Value
                                                            ----          -----        ------        ----------
                                                                            (In thousands)

Amounts included in cash and cash equivalents........    $  29,822        $  54        $ (-)         $  29,876
Amounts included in short-term investments...........      104,668           87          (-)           104,755
                                                        -----------    ---------     --------      ------------
                                                         $ 134,490        $ 141        $ (-)         $ 134,631
                                                        ===========    =========     ========      ============

         At March 31, 2000 and December 31, 1999, Inhale's investment portfolio consisted largely of United States corporate commercial paper, obligations of United States government agencies and repurchase agreements secured by United States Government securities. The average portfolio duration was approximately six months at March 31, 2000 and five months at December 31, 1999. The contractual maturity of any single investment did not exceed nineteen months at March 31, 2000 (eleven months at December 31, 1999).

3.   COMPREHENSIVE LOSS

         Other comprehensive gains/(losses) consists primarily of unrealized gains or losses on available-for-sale securities. For the three-month period ended March 31, 2000, Inhale recorded unrealized gains of approximately $8,234,000, consisting of approximately $8,346,000 of gains relating to its investment in Alliance Pharmaceutical Corp. and approximately $113,000 of losses in other available for sale investments. For the three-month period ended March 31, 1999, Inhale recorded unrealized losses of approximately $13,000.

4.     REVENUE RECOGNITION

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

         Contract research revenue from one partner represented 66% of Inhale's revenue in the three-month period ended March 31, 2000. Contract research revenue from one partner accounted for 77% of Inhale's revenue in the three month period ended March 31, 1999. Costs of contract research revenue approximate such revenue and are included in operating costs and expenses.

5.   NET LOSS PER SHARE

         Basic and diluted net loss per common share is computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which Inhale adopted in 1997. Accordingly, the weighted average number of common shares outstanding are used while common stock issuable upon the conversion of debt and common stock equivalent shares for stock options and warrants are not included in the per share calculations as the effect of their inclusion would be antidilutive.

6.   LONG-TERM DEBT

         In February 2000, Inhale received approximately $222,439,000 in net proceeds from the issuance of $230,000,000 aggregate principal amount of convertible subordinated notes to certain qualified institutional buyers pursuant to an exemption under Rule 144A of the Securities Act of 1933, as amended. Interest on the notes accrues at a rate of 5% per year, subject to adjustment in certain circumstances. The notes will mature in 2007 and are convertible into shares of Inhale's common stock at a conversion price of $76.71 per share, subject to adjustment in certain circumstances. The notes are redeemable in part or in total at any time before February 8, 2003 at an exchange premium of $13.93 per $1,000 principal amount, less any interest actually paid on the notes before the call for redemption, if the closing price of Inhale's common stock has exceeded 150% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days. The Company can redeem some or all of the notes at any time after February 8, 2003. Interest is payable semi-annually on August 8 and February 8. The notes are unsecured subordinated obligations which rank junior in right of payment to all of the Company's existing and future Senior Debt.

         Also in February 2000, Inhale entered into privately negotiated agreements with certain holders of its outstanding 6 3/4% convertible subordinated debentures sold in October and November 1999, providing for the conversion into Inhale common stock of approximately $98,690,000 aggregate principal amount of the outstanding debentures. In exchange for an exchange premium of approximately $16,958,000, the $98,690,000 of convertible debentures was converted into approximately 3,083,000 shares of Inhale common stock. Inhale will no longer have interest payment obligations on the debentures that were converted.

         At March 31, 2000, an aggregate of $239,760,000 principal amount of these debt instruments remained on the balance sheet. Costs relating to the issuances of the notes are recorded as long-term assets and are being amortized over the term of the debt.

ITEM 2.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

         This Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2000 and 1999 should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in Inhale's Annual Report on Form 10-K for the year ended December 31, 1999, as amended. The following discussion contains forward-looking statements that involve risk and uncertainties. Inhale's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein under the heading "Risk Factors" as well as those discussed in Inhale's Annual Report on Form 10-K for the year ended December 31, 1999, as amended.

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

OVERVIEW

         Since its inception in July 1990, Inhale has been engaged in the development of a pulmonary system for the delivery of macromolecules and other drugs for systemic and local lung applications. Inhale has been unprofitable since inception and expects to incur significant and increasing additional operating losses over the next several years primarily due to increasing research and development expenditures and expansion of late stage clinical and early stage commercial manufacturing facilities. To date, Inhale has not sold any commercial products and does not anticipate receiving revenue from product sales or royalties in the near future. For the period from inception through March 31, 2000, Inhale incurred a cumulative net loss of approximately $123.3 million. The sources of working capital have been equity and debt financings, financings of equipment acquisitions and tenant improvements, interest earned on investments of cash, and revenues from short-term research feasibility agreements and development contracts.

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

RESULTS OF OPERATIONS

         Revenue in the first quarter of 2000 was $10.6 million compared to $7.8 million in the first quarter of 1999, an increase of 37%. The increase in revenue was primarily due to the expansion of Inhale's existing collaborative agreement with Pfizer, Inc. and includes activities associated with the manufacture of Phase III clinical supplies for the insulin program. Revenue for the first quarter of 2000 and 1999 was comprised of reimbursed research and development expenses as well as the amortization of the pro-rata portion of up-front signing and progress payments received from Inhale's collaborative partners. Recognition of up-front signing and progress payments is based on actual efforts expended. Costs of contract research revenue approximate such revenue and are included in research and development expenses.

         Research and development expenses increased to approximately $21.9 million in the first quarter of 2000 from $12.7 million in the corresponding period of 1999, an increase of 72%. The increase was due to increased spending related to the scale-up of technologies and the continuing development of global manufacturing capabilities in order to support Phase III inhaleable insulin clinical trials and commercial production. In addition, Inhale hired additional scientific and development personnel to meet the needs of an increase in the number of development projects and incurred increased expenses associated with device development and clinical manufacturing. Inhale expects research, development and process development spending to increase over the next few years as Inhale expands its development efforts under collaborative agreements and scales up its commercial manufacturing facility.

         General and administrative expenses increased to $3.5 million in the first quarter of 2000 from $1.3 million in the first quarter of 1999, an increase of 169%. The increase in such expenses in 2000 was due primarily to $1.4 million in non-cash compensation charges associated with stock and to costs associated with supporting Inhale's increased manufacturing and development efforts, including administrative staffing, business development activities and marketing activities. General and administrative expenses are expected to continue to increase over the next few years as Inhale expands its operations

         Interest income was $3.6 million in the first quarter of 2000, compared to $1.1 million in the first quarter of 1999. The 227% increase reflects the Company's larger cash and investment balances, including the proceeds of its issuance of convertible subordinated debentures in October and November 1999 and convertible subordinated notes in February 2000. Interest expense was $17.7 million in the first quarter of 2000, compared to $0.1 million in the first quarter of 1999. The $17.6 million increase largely relates to the one-time net interest charge of approximately $15.2 million for the payment to holders of the Company's October 2000 debentures of a conversion premium to convert $98.7 million aggregate principal amount of outstanding debentures into approximately 3.1 million shares of Inhale's common stock.

LIQUIDITY AND CAPITAL RESOURCES

         Inhale has financed its operations primarily through public and private placements of its securities, contract research and milestone payments, financing of equipment acquisitions and interest income earned on its investments of cash. In February 2000, Inhale received approximately $222.4 million in net proceeds from the sale of convertible subordinated notes. Also in February 2000, Inhale converted approximately $98.7 million of its outstanding convertible subordinated debentures into approximatly 3.1 million shares of its common stock at a net charge of $15.2 million. Inhale will no longer have interest payment obligations on the converted debentures. At March 31, 2000, Inhale had cash, cash equivalents and short-term investments of approximately $335.7 million.

         Inhale's operations used cash of $1.9 million in the three months ended March 31, 2000, as compared to $3.6 million used in the three months ended March 31, 1999. The decrease in cash used in operations was due principally to the combination of decreased receivables and increased accrued liability balances at March 31, 2000 compared to the same period in 1999.

         Inhale purchased property and equipment of $13.6 million during the three months ended March 31, 2000, compared to $5.7 million for the corresponding period in 1999. The increase in purchased property and equipment reflects the Company's investment in commercial manufacturing facilities, including device manufacturing at third-party contract manufacturers, and expansion of its San Carlos powder processing facilities.

         Inhale expects its cash requirements to continue at an accelerated rate due to expected increases in costs associated with further research and development of its technologies, development of drug formulations, process development for the manufacture and filling of powders and devices, marketing and general and administrative costs. These expenses include, but are not limited to, increases in personnel and personnel related costs, purchases of capital equipment, investments in technologies, inhalation device prototype construction and facilities expansion. Inhale's planned facilities expansion includes the completion of its commercial manufacturing facility and the scale-up of device manufacturing with its third-party contract manufacturers.

         Given its current cash requirements, Inhale believes that it will have sufficient cash to meet its operating expense requirements for at least the next 24 months. However, the Company plans to continue to invest heavily in its growth and the need for cash will be dependent upon the timing of these investments. Inhale's capital needs will depend on many factors, including continued scientific progress in its research and development arrangements, progress with pre-clinical and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs of developing and the rate of scale-up of Inhale's powder processing and packaging technologies, the timing and cost of its late stage clinical and early commercial production facility, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, the need to acquire licenses to new technologies and the status of competitive products. To satisfy its long-term needs, Inhale intends to seek additional funding, as necessary, from corporate partners and from the sale of securities. There can be no assurance that additional funds, if and when required, will be available to Inhale on favorable terms, if at all.

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

         In addition, we may encounter delays or rejections based upon changes in FDA policies, including policies relating to good manufacturing practice compliance during the period of product development. We may encounter similar delays in other countries.

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

         We obtain the bulk drugs we use to formulate and manufacture the dry powders for our deep lung delivery system from sole or exclusive sources of supply. For example, with respect to our source of bulk insulin, we have entered into a collaborative agreement with Pfizer, Inc., which has, in turn, entered into an agreement with Aventis S.A. to manufacture biosynthetic recombinant insulin. Under the terms of their agreement, Pfizer and Aventis agreed to construct a jointly owned manufacturing plant in Frankfurt, Germany. Until its completion, Pfizer will provide us with insulin from Aventis's existing plant. If our sole or exclusive source suppliers fail to provide bulk drugs in sufficient quantities when required, our revenues and results of operations will be negatively impacted.

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

WE EXPECT TO CONTINUE TO LOSE MONEY FOR THE NEXT SEVERAL YEARS.

         We have never been profitable and, through March 31, 2000, we have an accumulated deficit of approximately $123.3 million. We expect to continue to incur substantial and increasing losses over at least the next several years as we expand our research and development efforts, testing activities and manufacturing operations, and as we further expand our late stage clinical and early commercial production facility. All of our potential products are in research or in the early stages of development except for our insulin collaboration. We have generated no revenues from approved product sales. Our revenues to date have consisted primarily of payments under short-term research and feasibility agreements and development contracts. To achieve and sustain profitable operations, we must, alone or with others, successfully develop, obtain regulatory approval for, manufacture, introduce, market and sell products using our deep lung drug delivery system. There is a risk that we will not generate sufficient product or contract research revenue to become profitable or to sustain profitability.

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

WE EXPECT OUR STOCK PRICE TO REMAIN VOLATILE.

         Our stock price is volatile. In the twelve-month period ended
April 30, 2000, based on closing prices on the Nasdaq National Market, our stock price ranged from $23.00 to $126.62. We expect it to remain volatile. A variety of factors may have a significant effect on the market price of our common stock, including:

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

OUR OUTSTANDING INDEBTEDNESS HAS INCREASED SUBSTANTIALLY.

         As of March 31, 2000, we had approximately $244.6 million in long-term debt. This increased indebtedness has and will continue to impact us by:

         - significantly increasing our interest expense and related debt service costs;

         -        making it more difficult to obtain additional financing; and

         - constraining our ability to react quickly in an unfavorable economic climate.

         Currently, we are not generating sufficient cash flow to satisfy the annual debt service payments that are required under the terms of our outstanding convertible subordinated debentures and notes. This may require us to use a portion of the proceeds from the sales of these securities to pay interest or borrow additional funds or sell additional equity to meet our debt service obligations. If we are unable to satisfy our debt service requirements, substantial liquidity problems could result, which would negatively impact our future prospects.

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the reported market risks since December 31, 1999.

PART II:  OTHER INFORMATION
---------------------------

Item 1.      Legal Proceedings - Not Applicable

Item 2.      Changes in Securities

         In February 2000 we issued $230,000,000 aggregate principal amount of convertible subordinated notes, which are convertible at the option of the holder, at any time on or prior to maturity into shares of our common stock. The notes were sold only in the United States to certain qualified institutional buyers under an exemption from registration provided by Rule 144A of the Securities Act of 1933, as amended. The notes are convertible at a conversion price of $76.71 per share, which is equal to a conversion rate of approximately 13.037 shares per $1,000 principal amount of notes, subject to adjustment. Interest on the debentures will accrue at a rate of 5.0% per year subject to adjustment in certain circumstances . We will pay interest on the notes on August 8 and February 8 of each year, beginning August 8, 2000. The notes mature on February 8, 2007. We may redeem some or all of the notes at any time before February 8, 2003 at a redemption price of $1,000 per $1,000 principal amount of notes, plus accrued and unpaid interest, if any, to the redemption date, if the closing price of our common stock has exceeded 150% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of mailing of the provisional redemption notice. We will make additional payment in cash with respect to the notes, call for provisional redemption in an amount equal to $13.93 per $1,000 principal amount of notes, less the amount of any interest actually paid on the notes before the call for redemption. We may redeem some or all of the notes at any time after February 8, 2003. The notes are unsecured and subordinated to our existing and future senior indebtedness. Merrill Lynch & Co. served as the sole bookrunner for the offering and received approximately $7,187,500 in discounts and commissions.

Item 3.      Defaults upon Senior Securities - None

Item 4.      Submission of Matters to a Vote of Security Holders - None

Item 5.      Other Information- None

Item 6.      Exhibits and Reports on Form 8-K

             The following exhibits are filed herewith:

EXHIBIT    EXHIBIT TITLE

27.1       Financial Data Schedule

Reports on Form 8-K:
i On February 1, 2000, the Company filed a Current Report on Form 8-K reporting an offer to issue convertible subordinated notes.
ii On February 9, 2000, the Company filed a Current Report on Form 8-K reporting a purchase agreement regarding its convertible subordinated notes.
iii On February 24, 2000, the Company filed a Current Report on Form 8-K reporting the exercise of an over-allotment option by purchasers of the Company's convertible subordinated notes.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto.

                                       INHALE THERAPEUTIC SYSTEMS, INC.

DATE: May 11, 2000                     BY: /s/Ajit S. Gill
      ------------                         -----------------------
                                            Ajit S. Gill
                                            Chief Executive Officer and Director
                                            (Duly Authorized Officer)

                                       BY: /s/Brigid A. Makes
                                           -----------------------
                                            Brigid A. Makes
                                            Chief Financial Officer