Form 10-Q/A
period 2000-03-31
INHALE THERAPEUTIC SYSTEMS INC
filed 2000-05-15
CIK 906709

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q/A

[X] AMENDMENT TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

PART I:  FINANCIAL INFORMATION

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


6.   LONG-TERM DEBT

         In February 2000, Inhale received approximately $222,439,000 in net proceeds from the issuance of $230,000,000 aggregate principal amount of convertible subordinated notes to certain qualified institutional buyers pursuant to an exemption under the Securities Act of 1933, as amended. Interest on the notes accrues at a rate of 5% per year, subject to adjustment in certain circumstances. The notes will mature in 2007 and are convertible into shares of Inhale's common stock at a conversion price of $76.71 per share, subject to adjustment in certain circumstances. The notes are redeemable in part or in total at any time before February 8, 2003 at an exchange premium of $137.93 per $1,000 principal amount, less any interest actually paid on the notes before the call for redemption, if the closing price of Inhale's common stock has exceeded 150% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days. The Company can redeem some or all of the notes at any time after February 8, 2003. Interest is payable semi-annually on August 8 and February 8. The notes are unsecured subordinated obligations which rank junior in right of payment to all of the Company's existing and future Senior Debt.

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

PART II:  OTHER INFORMATION
---------------------------

Item 2.      Changes in Securities

         In February 2000 we issued $230,000,000 aggregate principal amount of convertible subordinated notes, which are convertible at the option of the holder, at any time on or prior to maturity into shares of our common stock. The notes were sold only in the United States to certain qualified institutional buyers under an exemption from registration provided by Rule 144A of the Securities Act of 1933, as amended. The notes are convertible at a conversion price of $76.71 per share, which is equal to a conversion rate of approximately 13.037 shares per $1,000 principal amount of notes, subject to adjustment. Interest on the debentures will accrue at a rate of 5.0% per year subject to adjustment in certain circumstances . We will pay interest on the notes on August 8 and February 8 of each year, beginning August 8, 2000. The notes mature on February 8, 2007. We may redeem some or all of the notes at any time before February 8, 2003 at a redemption price of $1,000 per $1,000 principal amount of notes, plus accrued and unpaid interest, if any, to the redemption date, if the closing price of our common stock has exceeded 150% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of mailing of the provisional redemption notice. We will make additional payment in cash with respect to the notes, called for provisional redemption in an amount equal to $137.93 per $1,000 principal amount of notes, less the amount of any interest actually paid on the notes, before the call for redemption. We also may redeem some or all of the notes at any time after February 8, 2003 by paying a premium on the notes. The notes are unsecured and subordinated to our existing and future senior indebtedness. Merrill Lynch & Co. served as the sole bookrunner for the offering and received approximately $7,187,500 in discounts and commissions.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto.

                                       INHALE THERAPEUTIC SYSTEMS, INC.

DATE: May 12, 2000                     BY: /s/Ajit S. Gill
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