Form 10-Q
period 2000-06-30
INHALE THERAPEUTIC SYSTEMS INC
filed 2000-08-14
CIK 906709

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the quarterly period ended June 30, 2000

                                      or,

[ ] TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

For the transition period from ________________ to ________________

                        COMMISSION FILE NUMBER: 0-23556

                        INHALE THERAPEUTIC SYSTEMS, INC.
               (Exact name of registrant as specified in its charter)


                  DELAWARE                                      94-3134940
    ------------------------------------           ------------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of outstanding shares of the registrant's Common Stock, $0.0001 par value, was 21,097,521 as of July 31, 2000.

                        INHALE THERAPEUTIC SYSTEMS, INC.
                                     INDEX

PART I: FINANCIAL INFORMATION

                                                                                        PAGE
                                                                                      --------
Item 1.                 Condensed Consolidated Financial Statements - unaudited.....     3
                        Condensed Consolidated Balance Sheets - June 30, 2000 and
                          December 31, 1999.........................................     3
                        Condensed Consolidated Statements of Operations for the
                          three and six month periods ended June 30, 2000 and
                          1999......................................................     4
                        Condensed Consolidated Statements of Cash Flows for the six
                          month periods ended June 30, 2000 and 1999................     5
                        Notes to Condensed Consolidated Financial Statements........     6

Item 2.                 Management's Discussion and Analysis of Financial Condition
                          and Results of Operations.................................     8

Item 3.                 Quantitative and Qualitative Disclosures about Market
                          Risk......................................................     16

PART II: OTHER INFORMATION

Item 1.                 Legal Proceedings...........................................     17
Item 2.                 Changes in Securities.......................................     17
Item 3.                 Defaults Upon Senior Securities.............................     17
Item 4.                 Submission of Matters to a Vote of Security Holders.........     17
Item 5.                 Other Information...........................................     18
Item 6.                 Exhibits and Reports on Form 8-K............................     18
                        Signatures..................................................     19

Item 1.

                        INHALE THERAPEUTIC SYSTEMS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              JUNE 30, 2000   DECEMBER 31, 1999
                                                               (UNAUDITED)            *
                                                              -------------   -----------------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................    $  88,775         $ 33,430
  Short-term investments....................................      220,672          104,755
  Accounts receivable.......................................        2,321            1,756
  Other current assets......................................        5,377            7,377
                                                                ---------         --------
    Total current assets....................................      317,145          147,318

Property and equipment, net.................................       91,065           63,852
Investment in Alliance Pharmaceutical Corp..................       12,772            6,328
Deposits and other assets...................................       13,379            9,308
                                                                ---------         --------
                                                                $ 434,361         $226,806
                                                                =========         ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................    $  21,889         $ 20,268
  Deferred revenue..........................................        8,609            4,811
                                                                ---------         --------
    Total current liabilities...............................       30,498           25,079

Tenant improvement loan.....................................        4,876            4,895
Convertible subordinated notes and debentures...............      237,760          108,450
Accrued rent................................................        1,931            1,753

Stockholders' equity:
  Common stock..............................................            2                2
  Capital in excess of par value............................      291,434          181,154
  Deferred compensation.....................................       (1,190)          (1,530)
  Accumulated other comprehensive gain......................        8,095            1,469
  Accumulated deficit.......................................     (139,045)         (94,466)
                                                                ---------         --------
    Total stockholders' equity..............................      159,296           86,629
                                                                ---------         --------
                                                                $ 434,361         $226,806
                                                                =========         ========

                            SEE ACCOMPANYING NOTES.

(*)The balance Sheet at December 31, 1999 has been derived from the audited financial statements at that date which are included in the Company's Form 10-K/A for the year ended December 31, 1999 as filed with the Securities and Exchange Commission. This balance sheet does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                        INHALE THERAPEUTIC SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
                                  (UNAUDITED)

                                            THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                            ----------------------------   -------------------------
                                                2000            1999          2000          1999
                                            -------------   ------------   -----------   -----------
Contract research revenue.................  $     13,789    $     9,877    $    24,422   $    17,657

Operating costs and expenses:
  Research and development................        25,995         14,613         47,864        27,328
  General and administrative..............         3,095          1,933          6,630         3,197
  Purchased in-process research and
    development...........................         2,292             --          2,292            --
                                            ------------    -----------    -----------   -----------
Total operating costs and expenses........        31,382         16,546         56,786        30,525
                                            ------------    -----------    -----------   -----------

Loss from operations......................       (17,593)        (6,669)       (32,364)      (12,868)

Interest income (expense), net............         1,846            663        (12,215)        1,640
                                            ------------    -----------    -----------   -----------
Net loss..................................  $    (15,747)   $    (6,006)   $   (44,579)  $   (11,228)
                                            ============    ===========    ===========   ===========

Basic and diluted net loss per share......  $      (0.75)   $     (0.35)   $     (2.40)  $     (0.66)
                                            ============    ===========    ===========   ===========

Shares used in computing basic and diluted
  net loss per share......................        20,960         16,951         18,597        16,940
                                            ============    ===========    ===========   ===========

                            SEE ACCOMPANYING NOTES.

                        INHALE THERAPEUTIC SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              SIX MONTHS ENDED JUNE 30,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash used in operations...................................  $   (13,312)  $   (14,912)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of short-term investments, net of purchases and
    maturities..............................................     (115,729)       14,248
  Purchases of property and equipment.......................      (30,940)       (9,925)
  Other investing activities................................         (316)           --
                                                              -----------   -----------

Net cash provided by investing activities...................     (146,985)        4,323

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of equipment financing obligations...............          (27)          (25)
  Payments of debt conversion incentives....................      (16,957)           --
  Issuance of convertible debt, net of issuance costs.......      222,439            --
  Issuance of common stock, net of issuance costs...........       10,187           369
                                                              -----------   -----------

Net cash provided by financing activities...................      215,642           344
                                                              -----------   -----------

Net increase (decrease) in cash and cash equivalents........       55,345       (10,245)

Cash and cash equivalents at beginning of period............       33,430        24,916
                                                              -----------   -----------

Cash and cash equivalents at end of period..................  $    88,775   $    14,671
                                                              ===========   ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

  Common stock issued upon conversion of convertible
    subordinated debentures, net............................  $    97,220   $        --

                            SEE ACCOMPANYING NOTES.

                        INHALE THERAPEUTIC SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000
                                  (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

    Inhale Therapeutic Systems, Inc. ("Inhale" or the "Company") was incorporated in the State of California in July 1990 and reincorporated in the State of Delaware in July 1998. Inhale has created two wholly-owned subsidiaries: Inhale Therapeutic Systems Deutschland GmbH, incorporated in the Federal Republic of Germany, and Inhale Therapeutic Systems UK Limited, incorporated in the United Kingdom. The consolidated financial statements of Inhale include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated. Since inception, Inhale has been engaged in the development of systems for the pulmonary delivery of macromolecule drug therapies for systemic and local lung applications.

    The accompanying unaudited condensed consolidated financial statements of Inhale have been prepared by management in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of June 30, 2000, the condensed consolidated statements of operations for the three and six month periods ended June 30, 2000 and 1999, and the condensed consolidated statements of cash flows for the six month periods ended June 30, 2000 and 1999 have been prepared by Inhale without audit, but include all adjustments (consisting only of normal recurring adjustments) which Inhale considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Although Inhale believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in Inhale's Amended Annual Report on Form 10-K/A for the year ended December 31, 1999 as filed with the Commission.

    Results for any interim period presented are not necessarily indicative of results for any other interim period or for the entire year.

2. COMPREHENSIVE GAIN

    Other comprehensive gain or loss consists primarily of unrealized gains or losses on available-for-sale securities. For the six-month period ended June 30, 2000, Inhale recorded unrealized gains of approximately $6.6 million, consisting of approximately $6.4 million of gains relating to its investment in Alliance Pharmaceutical Corp. and approximately $0.2 million of gains in other available-for-sale investments. For the six-month period ending June 30 1999, Inhale recorded unrealized losses of approximately $0.1 million.

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

    Contract research revenue from one partner represented 67% of Inhale's revenue in the six month period ended June 30, 2000 and 76% of Inhale's revenue in the comparable period in 1999. Costs of contract research revenue approximate such revenue and are included in operating costs and expenses.

                        INHALE THERAPEUTIC SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000
                            (UNAUDITED) (CONTINUED)

4. NET LOSS PER SHARE

    Basic and diluted net loss per share is computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which Inhale adopted in 1997. Accordingly, the weighted average number of common shares outstanding are used while common stock equivalent shares for stock options and warrants are not included in the per share calculations as the effect of their inclusion would be antidilutive.

5. LONG-TERM DEBT

    In February 2000, Inhale received approximately $222.4 million in net proceeds from the issuance of $230 million aggregate principal amount of convertible subordinated notes to certain qualified institutional buyers pursuant to an exemption under the Securities Act of 1933, as amended. Interest on the notes accrues at a rate of 5% per year, subject to adjustment in certain circumstances. The notes will mature in 2007 and are convertible into shares of Inhale's common stock at a conversion price of $76.71 per share, subject to adjustment in certain circumstances. The notes are redeemable in part or in total at any time before February 8, 2003 at $1,000 per $1,000 principal amount plus a provisional redemption premium of $137.93 per $1,000 principal amount, plus accrued and unpaid interest ,if any, to the redemption date, if the closing price of Inhale's common stock has exceeded 150% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days. The Company also can redeem some or all of the notes at any time after February 8, 2003 at certain redemption prices dependent on the date of redemption. Interest is payable semi-annually on August 8 and February 8. The notes are unsecured subordinated obligations, which rank junior in right of payment to all of the Company's existing and future senior debt.

    Also beginning in February 2000, Inhale entered into privately negotiated agreements with certain holders of its outstanding 6 3/4% convertible subordinated debentures sold in October and November 1999, providing for the conversion into Inhale common stock of approximately $100.7 million aggregate principal amount of the outstanding debentures. In exchange for an aggregate exchange premium of approximately $16.9 million, $100.7 million of convertible debentures was converted into approximately 3.1 million shares of Inhale common stock. Inhale will no longer have interest payment obligations on the debentures that were converted.

    At June 30, 2000, an aggregate of approximately $237.8 million principal amount of these debt instruments remained on the balance sheet. Costs relating to the issuances of the notes are recorded as long-term assets and are being amortized over the term of the debt.

6. ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

    In the second quarter the Company recorded a $2.3 million charge for acquired in-process research and development (the "IPR&D") costs. The acquisition was recorded as a purchase and a portion of the purchase price was allocated to IPR&D, which under current accounting rules is immediately expensed. At the date of the acquisition, the in-process technology had no alternative future use and did not qualify for capitalization.

7. SUBSEQUENT EVENTS

    The Company's Board of Directors has approved a two-for-one stock split, to be effected as a 100% common stock dividend. Stockholders of record on August 1, 2000 will be issued a certificate representing one additional share of common stock for each share of common stock held on the record date. The payment date for this stock dividend will be on or about August 22, 2000.

ITEM 2.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

    This Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 2000 and 1999 should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in Inhale's Amended Annual Report on Form 10-K/A for the year ended December 31, 1999. The following discussion contains forward-looking statements that involve risk and uncertainties. Inhale's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein under the heading "Risk Factors" as well as those discussed in Inhale's Amended Annual Report on Form 10-K/A for the year ended December 31, 1999.

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

OVERVIEW

    Since its inception in July 1990, Inhale has been engaged in the development of a pulmonary system for the delivery of macromolecules and other drugs for systemic and local lung applications. Inhale has been unprofitable since inception and expects to incur significant and increasing additional operating losses over the next several years primarily due to increasing research and development expenditures and expansion of late stage clinical and early stage commercial manufacturing facilities. To date, Inhale has not sold any commercial products and does not anticipate receiving revenue from product sales or royalties in the near future. For the period from inception through June 30, 2000, Inhale incurred a cumulative net loss of approximately $139.0 million. The sources of working capital have been equity and debt financings, financings of equipment acquisitions and tenant improvements, interest earned on investments of cash, and revenues from short-term research and feasibility agreements and development contracts.

    Inhale typically has been compensated for research and development expenses during initial feasibility work performed under collaborative arrangements. Partners that enter into collaborative agreements will typically pay for research and development expenses and make additional payments to Inhale as Inhale achieves certain key milestones. Inhale expects to receive royalties from its partners based on their revenues received from product sales, and to receive additional revenue from the manufacturing of powders and the supply of devices. In certain cases, Inhale may enter into collaborative agreements under which Inhale's partners would manufacture or package powders or supply inhalation devices, thereby potentially limiting one or more sources of revenue for Inhale. To achieve and sustain profitable operations, Inhale, alone or with others, must successfully develop, obtain regulatory approval for, manufacture, introduce, market and sell products utilizing its pulmonary drug delivery system. There can be no assurance that Inhale can generate sufficient product or contract research revenue to become profitable or to sustain profitability.

RESULTS OF OPERATIONS

    Revenue for the three months ended June 30, 2000 was $13.8 million compared to $9.9 million for the three months ended June 30, 1999, an increase of 40%. Revenue for the six months ended June 30, 2000 was $24.4 million compared to $17.7 million for the six months ended June 30, 1999, an increase of 38%. The increase in revenue for both the three and six month periods was primarily due to the expansion of Inhale's existing collaborative agreement with Pfizer, Inc. and includes activities associated with the manufacture of Phase III clinical supplies. Revenue for the three and six months of 2000 and 1999 was comprised of reimbursed research and development expenses as well as the amortization of the pro-rata portion of up-front signing and progress payments received from Inhale's collaborative partners. Recognition of up-front signing and progress payments is based on actual efforts expended. Costs of contract research revenue approximate such revenue and are included in research and development expenses.

    Research and development expenses increased to $26.0 million for the three months ended June 30, 2000 from $14.6 million for the three months ended June 30, 1999, an increase of 78%. Research and development expenses increased to $47.9 million for the six months ended June 30, 2000 from $27.3 million for the six months ended June 30, 1999, an increase of 75%. The increase for the three and six month periods was due to increased spending related to the scale-up of technologies for current partnered projects, the continuing development of the Company's global manufacturing capabilities in order to support Phase III inhaleable insulin clinical trials and commercial production, increased investment in internally funded R&D projects for next-generation products and non-cash compensation charges associated with non-employee stock options. Inhale expects research, development and process development spending to increase over the next few years as Inhale continues to expand its development efforts under collaborative agreements and scales up its commercial manufacturing facility.

    In the second quarter the Company recorded a $2.3 million charge for acquired IPR&D costs. The acquisition was recorded as a purchase and a portion of the purchase price was allocated to IPR&D, which under current accounting rules is immediately expensed. At the date of the acquisition, the in-process technology had no alternative future use and did not qualify for capitalization.

    General and administrative expenses were $3.1 million for the three months ended June 30, 2000, compared to $1.9 million for the three months ended June 30, 1999, an increase of 60%. General and administrative expenses increased to $6.6 million for the six months ended June 30, 2000 from $3.2 million for the six months ended June 30, 1999, an increase of 107%. The increase for the three and six month periods was due to a non-cash compensation charge associated with the accounting for non-employee stock options and to costs associated with supporting Inhale's increased manufacturing and development efforts, including administrative staffing, business development activities and marketing activities. General and administrative expenses are expected to continue to increase over the next few years as Inhale expands its operations

    Net interest was $1.8 million of income for the three months ended June 30, 2000 compared to $0.7 million of income for the three months ended June 30, 1999, an increase of 178%. This increase resulted from the Company's larger cash and investment balances, including the proceeds of its issuance of convertible subordinated debentures in October and November 1999 and convertible subordinated notes in February 2000. Net interest was $12.2 million of expense for the six months ended June 30, 2000 compared to $1.6 million of income for the six months ended June 30, 1999. The six months ended June 30, 2000 includes interest expense of $20.8 million, of which approximately $16.9 million relates to the one-time net interest charge for the payment to holders of the Company's October 2006 debentures of a conversion premium to convert $100.7 million aggregate principal amount of outstanding debentures into approximately
3.1 million shares of Inhale's common stock.

LIQUIDITY AND CAPITAL RESOURCES

    Inhale has financed its operations primarily through public and private placements of its debt and equity securities, contract research and milestone payments, financing of equipment acquisitions and interest income earned on its investments of cash. At June 30, 2000, Inhale had cash, cash equivalents and short-term investments of approximately $309.4 million.

    Inhale's operations used cash of $13.3 million for the six months ended
June 30, 2000, compared to $14.9 million for the six months ended June 30, 1999. The decrease in cash used in operations was due principally to the combination of decreased receivables and increased accrued liability balances at June 30, 2000 compared to the same period in 1999.

    Inhale purchased property and equipment of approximately $30.9 million during the six months ended June 30, 2000, compared to $9.9 million for the corresponding period in 1999. The increase in purchased property and equipment reflects the Company's investment in commercial manufacturing facilities, including device manufacturing at third-party contract manufacturers, and expansion of its San Carlos powder processing facilities.

    Net cash provided by financing activities resulted from Inhale receiving approximately $222.4 million in net proceeds from the issuance of $230 million aggregate principal amount of convertible subordinated notes. In addition, in February 2000 the Company entered into privately negotiated agreements with certain holders of its outstanding 6 3/4% convertible subordinated debentures sold in October and November 1999, providing for the conversion into Inhale common stock of approximately $100.7 million aggregate principal amount of the outstanding debentures. In exchange for an aggregate exchange premium of approximately $16.9 million, $100.7 million of convertible debentures were converted into approximately 3.1 million shares of Inhale common stock. Inhale will no longer have interest payment obligations on the debentures that were converted.

    Inhale expects its cash requirements to continue to grow at an accelerated rate due to expected increases in costs associated with further research and development of its technologies, development of drug formulations, process development for the manufacture and filling of powders and devices, marketing and general and administrative costs. These expenses include, but are not limited to, increases in personnel and personnel related costs, purchases of capital equipment, investments in technologies, inhalation device prototype construction and facilities expansion. Inhale's planned facilities expansion includes the completion of its commercial manufacturing facility and the scale-up of device manufacturing with its third-party contract manufacturers.

    Given its current cash requirements, Inhale believes that it will have sufficient cash to meet its operating expense requirements for at least the next 21 months. However, the Company plans to continue to invest heavily in its growth and the need for cash will be dependent upon the timing of these investments. Inhale's capital needs will depend on many factors, including continued scientific progress in its research and development arrangements, progress with pre-clinical and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs of developing and the rate of scale-up of Inhale's powder processing and packaging technologies, the timing and cost of its late stage clinical and early commercial production facility, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, the need to acquire licenses to new technologies and the status of competitive products. To satisfy its long-term needs, Inhale intends to seek additional funding, as necessary, from corporate partners and from the sale of securities. There can be no assurance that additional funds, if and when required, will be available to Inhale on favorable terms, if at all.

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

WE MAY NOT OBTAIN REGULATORY APPROVAL FOR OUR PRODUCTS ON A TIMELY BASIS, OR AT
  ALL.

    There is a risk that we will not obtain regulatory approval for our products on a timely basis, or at all. Our products must undergo rigorous animal and human testing and an extensive review process mandated by the United States Food and Drug Administration ('FDA') and equivalent foreign authorities. This process generally takes a number of years and requires the expenditure of substantial resources, although the time required for completing such testing and obtaining such approvals is uncertain. We have not submitted any of our products to the FDA for marketing approval. We have no experience obtaining such regulatory approval.

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

WE EXPECT TO CONTINUE TO LOSE MONEY FOR THE NEXT SEVERAL YEARS.

    We have never been profitable and, through June 30, 2000, we have an accumulated deficit of approximately $139.0 million. We expect to continue to incur substantial and increasing losses over at least the next several years as we expand our research and development efforts, testing activities and manufacturing operations, and as we further expand our late stage clinical and early commercial production facility. All of our potential products are in research or in the early stages of development except for our insulin collaboration. We have generated no revenues from approved product sales. Our revenues to date have consisted primarily of payments under short-term research and feasibility agreements and development contracts. To achieve and sustain profitable operations, we must, alone or with others, successfully develop, obtain regulatory approval for, manufacture, introduce, market and sell products using our deep lung drug delivery system. There is a risk that we will not generate sufficient product or contract research revenue to become profitable or to sustain profitability.

WE MAY NEED TO RAISE ADDITIONAL CAPITAL THAT MAY NOT BE AVAILABLE.

    We anticipate that our existing capital resources will enable us to maintain currently planned operations through at least the next 21 months. However, this expectation is based on our current operating plan, which is expected to change as a result of many factors, and we may need additional funding sooner than anticipated. In addition, we may choose to raise additional capital due to market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to our stockholders.

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

OUR PATENTS MAY NOT PROTECT OUR PRODUCTS AND OUR PRODUCTS MAY INFRINGE ON
  THIRD-PARTY PATENT RIGHTS.

    We have filed patent applications covering certain aspects of our device, powder processing technology, and powder formulations and deep lung route of delivery for certain molecules, and we plan to file additional patent applications. We currently have 82 issued U.S. and foreign patents that cover certain aspects of our technology and we have a number of patent applications pending. There is a risk that many of the patents applied for will not issue, or that any patents that issue or have issued will not be valid and enforceable. Enforcing our patent rights would be time consuming and costly.

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

WE EXPECT OUR STOCK PRICE TO REMAIN VOLATILE.

    Our stock price is volatile. In the twelve-month period ending June 30, 2000, based on closing prices on the Nasdaq National Market, our stock price ranged from $23.63 to $126.63. We expect it to remain volatile. A variety of factors may have a significant effect on the market price of our common stock, including:

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

OUR SUBSTANTIAL INDEBTEDNESS MAY RESULT IN FUTURE LIQUIDITY PROBLEMS.

    As of June 30, 2000, we had approximately $242.6 million in long-term debt. This increased indebtedness has and will continue to impact us by:

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the reported market risks since December 31, 1999.

PART II: OTHER INFORMATION

Item 1.    Legal Proceedings - Not Applicable

Item 2.    Changes in Securities

           On April 20, 2000 we issued 1,805 shares of our common stock to an individual as partial consideration valued at $124,000 in connection with certain transactions relating to the acquisition of intellectual property rights. These shares were sold in a private placement exempt from registration under Section 4(2) of the Securities Act of 1933. No underwriters were involved in this offering and no commissions or remuneration was paid in connection with the sales of these securities. The acquirer indicated his intent to acquire the securities for investment only and not with a view to distribution and appropriate legends are affixed to the certificate issued in the transaction. The individual was a sophisticated accredited investor with access to adequate information about the Company.

           On June 19, 2000, the Company filed a Certificate of Amendment of the Amended Certificate of Incorporation with the Delaware Secretary of State effecting an increase of the total number of shares that the Company is authorized to issue from 60,000,000 shares to 310,000,000 shares. Three hundred million shares are common stock, each having a par value of one-hundredth of one cent ($.0001). Ten million shares are designated preferred stock, each having a par value of one-hundredth of one cent ($.0001). This increase has the effect of diluting the ownership interests of existing holders of common stock and the Company's other securities convertible into shares of common stock.

           The Company's Board of Directors has approved a two-for-one stock split, to be effected as a 100% common stock dividend. Stockholders of record on August 1, 2000 will be issued a certificate representing one additional share of common stock for each share of common stock held on the record date. The payment date for this stock dividend will be on or about August 22, 2000.

Item 3.    Defaults upon Senior Securities - None

Item 4.    Submission of Matters to a Vote of Security Holders

           A. The annual meeting of the stockholders was held on June 6, 2000.

           B. The following matters were voted upon at the annual meeting:

              1. To elect the following directors to hold office until the 2003
                 Annual Meeting of Stockholders:

                            NOMINEE                     IN FAVOR          WITHHELD
                            -------                     --------          --------
                            Robert B. Chess            18,168,620          20,974
                            Mark J. Gabrielson         18,168,135          21,459
                            James B. Glavin            18,168,320          21,274

             2. To approve the amendment and restatement of the Company's 1994
                Equity Incentive Plan, which as amended, is entitled the 2000 Equity Incentive Plan, and to increase the aggregate number of shares of common stock authorized for issuance under such plan by 500,000 shares.

                                                                                    BROKER
                               FOR              AGAINST          ABSTAIN           NON-VOTE
                               ---              -------          -------           --------
                            12,443,164         5,538,847         207,583           2,721,765

             3. To approve an amendment to the Company's Certificate of
                Incorporation to increase the authorized number of shares of Common Stock from 50,000,000 shares to 300,000,000 shares.

                                                                                   BROKER
                               FOR              AGAINST          ABSTAIN          NON-VOTE
                               ---              -------          -------          --------
                            13,878,594         4,122,303         188,697          2,721,765

             4. To ratify the selection of Ernst & Young LLP as independent auditors for the Company for its fiscal year ending December 31, 2000.

                                                                                   BROKER
                               FOR              AGAINST          ABSTAIN          NON-VOTE
                               ---              -------          -------          --------
                            18,162,539            20,277           6,778          2,721,765

Item 5.    Other Information

           Effective April 19, 2000, Robert B. Chess resigned as Co-Chief Executive Officer of the Company, remaining as Chairman of the Board. Effective April 19, 2000, Ajit S. Gill was named the sole Chief Executive Officer of the Company, remaining as the President of the Company.

Item 6.    Exhibits and Reports on Form 8-K

           (a) The following exhibits are filed herewith or incorporated by reference:

       EXHIBIT                                 EXHIBIT TITLE
------------------------------------------------------------------------------------
3.3                     Certificate of Amendment of the Amended Certificate of
                        Incorporation
4.14                    Specimen Common Stock Certificate
27.1                    Financial Data Schedule

        (b)  Reports on Form 8-K.
             None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto.


                                               INHALE THERAPEUTIC SYSTEMS, INC.

DATE: August 14, 2000                          BY: /S/Ajit S. Gill
                                                   --------------------
                                                   Ajit S. Gill
                                                   Chief Executive Officer and Director
                                                   (Duly Authorized Officer)

                                               BY: /S/Brigid A. Makes
                                                   --------------------
                                                   Brigid A. Makes
                                                   Chief Financial Officer