Form 10-Q
period 2000-09-30
INHALE THERAPEUTIC SYSTEMS INC
filed 2000-11-14
CIK 906709

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2000

                                       or,

         [ ] TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                    to
                               ------------------    -----------------------

                         COMMISSION FILE NUMBER: 0-23556

                        INHALE THERAPEUTIC SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                         94-3134940
-------------------------------                ------------------------------
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

The number of outstanding shares of the registrant's Common Stock, $0.0001 par value, was 45,243,210 as of October 31, 2000.

                        INHALE THERAPEUTIC SYSTEMS, INC.
                                      INDEX


PART I: FINANCIAL INFORMATION

                                                                                                        PAGE

Item 1.           Condensed Consolidated Financial Statements - unaudited.................................3

                  Condensed Consolidated Balance Sheets - September 30, 2000 and
                   December 31, 1999......................................................................3

                  Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2000 and 1999......................................................4

                  Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2000 and 1999......................................................5

                  Notes to Condensed Consolidated Financial Statements....................................6

Item 2.           Management's Discussion and Analysis of Financial Condition and
                   Results of Operations..................................................................9

Item 3.           Quantitative and Qualitative Disclosures about Market Risk.............................18


PART II:  OTHER INFORMATION

Item 1.           Legal Proceedings......................................................................18

Item 2.           Changes in Securities..................................................................18

Item 3.           Defaults Upon Senior Securities........................................................18

Item 4.           Submission of Matters to a Vote of Security Holders....................................18

Item 5.           Other Information......................................................................18

Item 6.           Exhibits and Reports on Form 8-K.......................................................18

                  Signatures.............................................................................21


Item 1.

                        INHALE THERAPEUTIC SYSTEMS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                               SEPTEMBER 30, 2000        DECEMBER 31, 1999
                                                                (UNAUDITED)                    *
                                                               ---------------            ------------

                            ASSETS

Current assets:

              Cash and cash equivalents                               $93,095                $ 33,430
              Short-term investments                                  187,819                 104,755
              Accounts receivable                                       1,942                   1,756
              Other current assets                                      5,788                   7,377
                                                               ---------------            ------------
                     Total current assets                             288,644                 147,318

Property and equipment, net                                           101,472                  63,852
Equity Investment in Alliance Pharmaceutical Corp.                     16,314                   6,328
Deposits and other assets                                              13,895                   9,308
                                                               ---------------            ------------
                                                                     $420,325                $226,806
                                                               ===============            ============


                            LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:

              Accounts payable and accrued liabilities                $17,158                $ 20,268
              Deferred revenue                                          4,361                   4,811
                                                               ---------------            ------------
                     Total current liabilities                         21,519                  25,079

Tenant improvement loan                                                 4,867                   4,895
Convertible subordinated debentures                                   237,760                 108,450
Accrued rent                                                            2,010                   1,753

Stockholders' equity:

              Common stock                                                  4                       3
              Capital in excess of par value                          296,734                 181,153
              Deferred compensation                                    (2,081)                 (1,530)
              Accumulated other comprehensive loss                     11,772                   1,469
              Accumulated deficit                                    (152,260)                (94,466)
                                                               ---------------            ------------
                     Total stockholders' equity                       154,169                  86,629
                                                               ---------------            ------------
                                                                     $420,325                $226,806
                                                               ===============            ============



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

                        INHALE THERAPEUTIC SYSTEMS, INC.

                 CONDENSED CONSLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
                                   (UNAUDITED)


                                                       THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                      ----------------------------------  ------------------------------
                                                          2000              1999              2000             1999
                                                      --------------    --------------    -------------    -------------



Contract research revenue                                  $ 14,061          $ 10,628         $ 38,483         $ 28,285

Operating costs and expenses:
           Research and development                          26,933            16,084           74,797           43,413
           General and administrative                         3,066             2,177            9,696            5,374
           Purchased in-process research and development                                         2,292

                                                      --------------    --------------    -------------    -------------
Total operating costs and expenses                           29,999            18,261           86,785           48,787
                                                      --------------    --------------    -------------    -------------

Loss from operations                                        (15,938)           (7,633)         (48,302)         (20,502)

Other income                                                    752                 -              752                -
Interest income/(expense), net                                1,971               588          (10,244)           2,228

                                                      --------------    --------------    -------------    -------------
Net loss                                                  $ (13,215)         $ (7,045)       $ (57,794)       $ (18,274)
                                                      ==============    ==============    =============    =============

Basic and diluted net loss per share                        $ (0.31)          $ (0.21)         $ (1.42)         $ (0.54)
                                                      ==============    ==============    =============    =============

Shares used in computing basic and diluted
     net loss per common share                               42,266            34,000           40,742           33,920
                                                      ==============    ==============    =============    =============


                             SEE ACCOMPANYING NOTES.

                                         INHALE THERAPEUTIC SYSTEMS, INC.

                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS
                                              (IN THOUSANDS)
                                                (UNAUDITED)


                                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                                  ----------------------------------
                                                                                       2000               1999
                                                                                  ---------------     --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
              Cash used in operations                                                  $ (32,656)         $ (15,358)

CASH FLOWS FROM INVESTING ACTIVITIES:
              Sale of short-term investments, net of purchases and maturities            (83,033)            18,836
              Purchases of property and equipment                                        (43,035)           (10,398)
              Other investing activities                                                    (193)                 -
                                                                                  ---------------     --------------

Net cash provided by investing activities                                               (126,261)             8,438

CASH FLOWS FROM FINANCING ACTIVITIES:
              Payments of equipment financing obligations                                    (28)               (46)
              Payments of debt conversion incentives                                     (17,182)                 -
              Issuance of convertible debt, net of issuance costs                        222,439                  -
              Issuance of common stock, net of issuance costs                             13,353              1,334
                                                                                  ---------------     --------------

Net cash provided by financing activities                                                218,582              1,288
                                                                                  ---------------     --------------

Net increase/(decrease) in cash and cash equivalents                                      59,665             (5,632)

Cash and cash equivalents at beginning of period                                          33,430             24,916
                                                                                  ---------------     --------------

Cash and cash equivalents at end of period                                              $ 93,095           $ 19,284
                                                                                  ===============     ==============

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

              Common stock issued upon conversion of convertible
                subordinated debentures, net                                       $         97,220   $               -


                                              SEE ACCOMPANYING NOTES.

                        INHALE THERAPEUTIC SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

1.   ORGANIZATION AND BASIS OF PRESENTATION

         Inhale Therapeutic Systems, Inc. ("Inhale" or the "Company") was incorporated in the State of California in July 1990 and reincorporated in the State of Delaware in July 1998. During 2000, Inhale created two wholly-owned subsidiaries: Inhale Therapeutic Systems Deutschland GmbH, incorporated in the Federal Republic of Germany; and Inhale Therapeutic Systems UK Limited, incorporated in the United Kingdom. The consolidated financial statements of Inhale include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated. Since inception, Inhale has been engaged in the development of systems for the pulmonary delivery of macromolecule drug therapies for systemic and local lung applications.

         The Company's Board of Directors approved a two-for-one split which was effected as a 100% common stock divided on August 22, 2000 for stockholders of record as of August 1, 2000. The stockholders also increased the number of authorized shares of common stock to 300,000,000 at the Annual Meeting of the stockholders. All share and per share amounts in these condensed consolidated financial statements have been retroactively restated.

         The accompanying unaudited condensed consolidated financial statements of Inhale have been prepared by management in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of September 30, 2000, the condensed consolidated statements of operations for the three and nine month periods ended September 30, 2000 and 1999, and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2000 and 1999 are unaudited but have been prepared by Inhale to include all adjustments (consisting only of normal recurring adjustments) which Inhale considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Although Inhale believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in Inhale's Amended Annual Report on Form 10-K/A for the year ended December 31, 1999 as filed with the SEC.

         Results for any interim period presented are not necessarily indicative of results for any other interim period or for the entire year.

2.   RECENT PRONOUNCEMENTS

         In July 1999, the Financial Accounting Standards Board, or FASB, announced the delay of the effective date of Statement of Financial Accounting Standards No. 133 ("FAS 133") "Accounting for Derivative Instruments and Hedging Activities," for one year, to the first quarter of 2001. Also, in June 2000, the FASB issued Statement of Financial Accounts Standards Board No. 138 ("FAS 138") "Accounting for Certain Derivative Instruments and Certain Hedging Activities." FAS 133, as amended by FAS 138, is intended to be comprehensive guidance on accounting for derivatives and hedging activities. It requires companies to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for on either the Balance Sheet or on the Statement of Operations depending on the use of the derivatives and whether it qualifies for hedge accounting under FAS 133 and
138. Because of the Company's minimal use of derivatives, the Company does not anticipate that the adoption of FAS 133 and 138 will not effect earnings or the financial position of the Company.

         In June 2000, the SEC delayed the implementation date of the Staff Accounting Bulletin No. 101. ("SAB 101"), "Revenue Recognition in Financial Statements," until no later than the fourth quarter of 2000. On October 12, 2000, the SEC staff issued its Frequently Asked Questions ("FAQ") document on SAB 101. SAB 101 and the FAQ document provides guidance on applying generally accepted principles to revenue recognition issues in financial statements and also provides guidance on disclosure, both in footnotes and the Management's Discussion and Analysis, registrants should make regarding their revenue recognition policies and impact of events and trends on revenues. The Company will adopt SAB 101 as required in the fourth quarter of 2000, with the effective date of January 1, 2000. However, the Company does not expect that SAB 101 will have significant effect on earnings.

3.     COMPREHENSIVE GAIN

         Other comprehensive gain or loss consists primarily of unrealized gains or losses on available-for-sale securities. For the nine-month period ended September 30, 2000, Inhale recorded unrealized gains of approximately $10.3 million, consisting primarily of gains relating to its investment in Alliance Pharmaceutical Corp. ("Alliance"). Inhale owns approximately 2% of the outstanding common shares of Alliance and records its investment in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

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

         Contract research revenue from one partner represented 68% of Inhale's revenue in the nine month period ended September 30, 2000 and 74% of Inhale's revenue in the comparable period in 1999. Costs of contract research revenue approximate such revenue and are included in operating costs and expenses.

5.       NET LOSS PER SHARE

         Basic and diluted net loss per share is computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share. Accordingly, the weighted average number of common shares outstanding are used while common stock equivalent shares for stock options and warrants are not included in the per share calculations as the effect of their inclusion would be antidilutive.

6.       LONG-TERM DEBT

         In February 2000, Inhale received approximately $222.4 million in net proceeds from the issuance of $230.0 million aggregate principal amount of convertible subordinated notes to certain qualified institutional buyers pursuant to an exemption under the Securities Act of 1933, as amended. Interest on the notes accrues at a rate of 5.0% per year, subject to adjustment in certain circumstances. The notes will mature in 2007 and are convertible into shares of Inhale's common stock at a conversion price of $38.355 per share, subject to adjustment in certain circumstances. The notes are redeemable in part or in total at any time before February 8, 2003 at $1,000 per $1,000 principal amount plus a provisional redemption exchange premium of $137.93 per $1,000 principal amount, plus accrued and unpaid interest, if any, to the redemption date, if the closing price of Inhale's common stock has exceeded 150% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days. The Company also can redeem some or all of the notes at any time after February 8, 2003 at certain redemption prices dependent on the date of redemption. Interest is payable semi-annually on August 8 and February 8. The notes are unsecured subordinated obligations, which rank junior in right of payment to all of the Company's existing and future senior debt. In October 2000, Inhale entered into privately negotiated agreements with certain holders of its outstanding 5.0% convertible subordinated notes due 2007 providing for the conversion of their notes into common stock in exchange for a cash payment. To date, the Company has secured agreements that provide for the conversion of $168.6 million aggregate principal amount of outstanding notes into approximately 4.4 million shares of common stock for cash payments of approximately $25.5 million. Such amounts will be reflected as a charge to interest expense in the fourth quarter 2000.

         Also beginning in February 2000, Inhale entered into privately negotiated agreements with certain holders of its outstanding 6.75% convertible subordinated debentures sold in October and November 1999, providing for the conversion into Inhale common stock of approximately $100.7 million aggregate principal amount of the outstanding debentures. In exchange for an aggregate exchange premium of approximately $17.2 million, $100.7 million of convertible debentures was converted into approximately 6.3 million shares of Inhale common stock. Inhale will no longer have interest payment obligations on the convertible subordinated debentures or notes that were converted. The exchange premium of $17.2 million is included in interest expense for the nine months ended September 30, 2000.

         At September 30, 2000, an aggregate of approximately $237.8 million principal amount of these convertible debt instruments remained on the balance sheet. Costs relating to the issuances of the notes are recorded as long-term assets and are being amortized over the term of the debt.

7.       ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

         In the second quarter, the Company recorded a $2.3 million charge for acquired in-process research and development ("IPR&D") costs. The acquisition was recorded as a purchase and a portion of the purchase price was allocated to IPR&D, which under current accounting rules is immediately expensed. At the date of the acquisition, the in-process technology had no alternative future use and did not qualify for capitalization.

8.       SUBSEQUENT EVENTS

         In October 2000, the Company entered into a build-to-suit lease transaction in which the Company sold, transferred and contributed its land and construction in progress in San Carlos to a special purpose entity for a 49% limited partnership interest and additional consideration valued at approximately $14.4 million. This additional consideration consists of approximately $10.2 million in cash, a promissory note in the principal amount of $3.0 million and a right to receive an additional $1.2 million as reimbursement for the previously incurred completed construction costs. The present value of the total lease obligation approximates $46.2 million and will be incrementally recorded as a liability. The Company has an option to buy out the special purpose entity or increase its ownership percentage at various times during the lease period. As a result of the Company's continuing involvement in the special purpose entity, the assets and related financing obligations will continue to be recorded in the Company's consolidated financial statements.

         In October 2000, Inhale received approximately $222.7 million in net proceeds from the issuance of $230 million aggregate principal amount of convertible subordinated notes to certain qualified institutional buyers pursuant to an exemption under the Securities Act of 1933, as amended. Interest on the notes accrues at a rate of 3.5% per year, subject to adjustment in certain circumstances. The notes will mature in 2007 and are convertible into shares of Inhale's common stock at a conversion price of $50.46 per share, subject to adjustment under certain circumstances. The notes are redeemable in part or in total at any time before October 17, 2003 at $1,000 per $1,000 principal amount plus a provisional redemption exchange premium, payable in cash or shares of common stock, of $105.00 per $1,000 principal amount, plus accrued and unpaid interest, if any, to the redemption date, if the closing price of Inhale's common stock has exceeded 150% of the conversion price than in effect for at least 20 trading days within a period of 30 consecutive trading days. The notes are also redeemable in part or in total at any time after October 17, 2003 at certain redemption prices dependent upon the date of redemption if the closing price of Inhale's common stock has exceeded 120% of the conversion price than in effect for at least 20 trading days within a period of 30 consecutive trading days. Interest is payable semi-annually on April 17 and October 17. The notes are unsecured obligations, which rank junior in right of payment to all of the Company's existing and future senior debt.

         Also, in October 2000, Inhale entered into privately negotiated agreements with certain holders of its outstanding 5.0% convertible subordinated notes due 2007 and sold in February 2000 providing for the conversion of their notes into common stock in exchange for a cash payment. To date, the Company has secured agreements that provide for the conversion of $168.6 million aggregate principal amount of these outstanding 5% convertible subordinated notes into approximately 4.4 million shares of common stock for cash payments of approximately $25.5 million. Such amounts will be reflected as a charge to interest expense in the fourth quarter 2000.

ITEM 2.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

         This Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 2000 and 1999 should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in Inhale's Amended Annual Report on Form 10-K/A for the year ended December 31, 1999. The following discussion contains forward-looking statements that involve risk and uncertainties. Inhale's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein under the heading "Risk Factors" as well as those discussed in Inhale's Amended Annual Report on Form 10-K/A for the year ended December 31, 1999.

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

OVERVIEW

         Since its inception in July 1990, Inhale has been engaged in the development of a pulmonary system for the delivery of macromolecules and other drugs for systemic and local lung applications. Inhale has been unprofitable since inception and expects to incur significant and increasing additional operating losses over the next several years primarily due to increasing research and development expenditures and expansion of late stage clinical and early stage commercial manufacturing facilities. To date, Inhale has not sold any commercial products and does not anticipate receiving revenue from product sales or royalties in the near future. For the period from inception through September 30, 2000, Inhale incurred a cumulative net loss of approximately $152.3 million. The sources of working capital have been equity and debt financings, financings of equipment acquisitions and tenant improvements, interest earned on investments of cash, and revenues from short-term research and feasibility agreements and development contracts.

         Inhale has generally been compensated for research and development expenses during initial feasibility work performed under collaborative arrangements. Partners that enter into collaborative agreements will typically pay for some or all research and development expenses and make additional payments to Inhale as Inhale achieves certain key milestones. Inhale expects to receive royalties from its partners based on their revenues received from product sales, and to receive revenue from the manufacturing of powders and the supply of devices. In certain cases, Inhale may enter into collaborative agreements under which Inhale's partners would manufacture or package powders or supply inhalation devices, thereby potentially limiting one or more sources of revenue for Inhale. To achieve and sustain profitable operations, Inhale, alone or with others, must successfully develop, obtain regulatory approval for, manufacture, introduce, market and sell products utilizing its pulmonary drug delivery system. There can be no assurance that Inhale can generate sufficient product or contract research revenue to become profitable or to sustain profitability.

RESULTS OF OPERATIONS

         Revenues for the three months ended September 30, 2000 were $14.1 million compared to $10.6 million for the three months ended September 30, 1999, an increase of 32%. Revenues for the nine months ended September 30, 2000 were $38.5 million compared to $28.3 million for the nine months ended September 30, 1999, an increase of 36%. The increase in revenue for both the three and nine month periods ended September 30, 2000 as compared to September 30, 1999 was primarily due to the expansion of Inhale's existing collaborative agreement with Pfizer, Inc. and includes activities associated with the manufacture of Phase III clinical supplies. Revenue for the three and nine months ended September 30, 2000 and 1999 was comprised of reimbursed research and development expenses as well as the amortization of the pro-rata portion of up-front signing and progress payments received from Inhale's collaborative partners. Recognition of up-front signing and progress payments is based on actual efforts expended. Costs of contract research revenue approximate such revenue and are included in research and development expenses. Contract revenues are expected to fluctuate from year to year, and future contract revenues cannot be predicted accurately. The level of contract revenues depends in part upon future success in obtaining new collaborative agreements, timely completion of feasibility studies, the continuation of existing collaborations and achievement of milestone under current and future agreements.

         Research and development expenses increased to $26.9 million for the three months ended September 30, 2000 from $16.1 million for the three months ended September 30, 1999, an increase of 67%. Research and development expenses increased to $74.8 million for the nine months ended September 30, 2000 from $43.4 million for the nine months ended September 30, 1999, an increase of 72%. The increase for the three and nine month periods ended September 30, 2000 as compared to September 30, 1999 was due to increased spending related to the scale-up of technologies for current partnered projects, the continuing development of the Company's global manufacturing capabilities in order to support Phase III inhaleable insulin clinical trials and commercial production, increased investment in internally funded R&D projects for next-generation products and non-cash compensation charges associated with non-employee stock options. Inhale expects research, development and process development spending to increase over the next few years as Inhale continues to expand its development efforts under collaborative agreements and scales up its commercial manufacturing facility.

          In the second quarter of 2000 the Company recorded a $2.3 million charge for acquired IPR&D costs. The acquisition was recorded as a purchase and a portion of the purchase price was allocated to IPR&D, which under current accounting rules is immediately expensed. At the date of the acquisition, the in-process technology had no alternative future use and did not qualify for capitalization.

         General and administrative expenses increased to $3.1 million for the three months ended September 30, 2000 from $2.2 million for the three months ended September 30, 1999, an increase of 41%. General and administrative expenses increased to $9.7 million for the nine months ended September 30, 2000 from $5.4 million for the nine months ended September 30, 1999, an increase of 80%. The increase for the three and nine month periods ended September 30, 2000 as compared to September 30, 1999 was due to a non-cash compensation charge associated with the accounting for non-employee stock options and costs associated with supporting Inhale's increased manufacturing and development efforts, including administrative staffing, business development activities and marketing activities. General and administrative expenses are expected to continue to increase over the next few years as Inhale expands its operations

         Net interest was $2.0 million of income for the three months ended September 30, 2000 compared to $0.6 million of income for the three months ended September 30, 1999, an increase of 235%. This increase was the result of the Company's higher cash and investment balances, including the proceeds of its issuances of convertible subordinated debentures in October 1999 and convertible subordinated notes in February 2000. Net interest was $10.2 million of expense for the nine months ended September 30, 2000 compared to $2.2 million of income for the nine months ended September 30, 1999. The nine months ended September 30, 2000 includes interest expense of $20.8 million, of which approximately $17.2 million relates to the payment of a conversion premium to holders of the Company's 6.75% convertible subordinated debentures due 2006 to convert $100.7 million aggregate principal amount of outstanding debentures into approximately
6.3 million shares of Inhale's common stock.

LIQUIDITY AND CAPITAL RESOURCES

         Inhale has financed its operations primarily through public and private placements of its debt and equity securities, financing of equipment acquisitions and tenant improvements, interest income earned on its investments of cash and revenues from development contracts and short-term research and feasibility agreements. At September 30, 2000, Inhale had cash, cash equivalents and short-term investments of approximately $280.9 million.

         Inhale's operations used cash of $32.7 million for the nine months ended September 30, 2000, compared to $15.4 million for the nine months ended September 30, 1999. The decrease in cash was primarily due to payment of $17.2 million conversion premium to holders of the Company's October 2006 convertible subordinated debentures, compared to the same period in 1999.

         Inhale purchased property and equipment of approximately $43.0 million during the nine months ended September 30, 2000, compared to $10.4 million for the corresponding period in 1999. The increase in purchased property and equipment reflects the Company's investment in commercial manufacturing facilities, including device manufacturing at third-party contract manufacturers, and expansion of its San Carlos powder processing facilities.

         Net cash provided by financing activities was the result of the Company receiving approximately $222.4 million in net proceeds from the issuance of $230.0 million aggregate principal amount of convertible subordinated notes in February 2000. In addition, in February 2000, the Company entered into privately negotiated agreements with certain holders of its outstanding 6.75% convertible subordinated debentures sold in October and November 1999, providing for the conversion into Inhale common stock of approximately $100.7 million aggregate principal amount of the outstanding convertible subordinated debentures. In exchange for an aggregate exchange premium of approximately $17.2 million, $100.7 million of convertible subordinated debentures were converted into approximately 6.3 million shares of Inhale common stock.

         In October 2000, Inhale received approximately $222.7 million in net proceeds from the issuance of $230 million aggregate principal amount of convertible subordinated notes to certain qualified institutional buyers pursuant to an exemption under the Securities Act of 1933, as amended. Interest on the notes accrues at a rate of 3.5% per year, subject to adjustment in certain circumstances. The notes will mature in 2007 and are convertible into shares of Inhale's common stock at a conversion price of $50.46 per share, subject to adjustment under certain circumstances. The notes are redeemable in part or in total at any time before October 17, 2003 at $1,000 per $1,000 principal amount plus a provisional redemption exchange premium, payable in cash or shares of common stock, of $105.00 per $1,000 principal amount, plus accrued and unpaid interest, if any, to the redemption date, if the closing price of Inhale's common stock has exceeded 150% of the conversion price than in effect for at least 20 trading days within a period of 30 consecutive trading days. The notes are also redeemable in part or in total at any time after October 17, 2003 at certain redemption prices dependent upon the date of redemption if the closing price of Inhale's common stock has exceeded 120% of the conversion price than in effect for at least 20 trading days within a period of 30 consecutive trading days. Interest is payable semi-annually on April 17 and October 17. The notes are unsecured obligations, which rank junior in right of payment to all of the Company's existing and future senior debt.

         Also, in October 2000, Inhale entered into privately negotiated agreements with certain holders of its outstanding 5.0% convertible subordinated notes due 2007 and sold in February 2000 providing for the conversion of their notes into common stock in exchange for a cash payment. To date, the Company has secured agreements that provide for the conversion of $168.6 million aggregate principal amount of these outstanding 5% convertible subordinated notes into approximately 4.4 million shares of common stock for cash payments of approximately $25.5 million. Such amounts will be reflected as a charge to interest expense in the fourth quarter 2000.

         In October 2000, the Company entered into a build-to-suit lease transaction in which the Company sold, transferred and contributed its land and construction in progress in San Carlos to a special purpose entity for a 49% limited partnership interest and additional consideration valued at approximately $14.4 million. This additional consideration consists of approximately $10.2 million in cash, a promissory note in the principal amount of $3.0 million and a right to receive an additional $1.2 million as reimbursement for the previously incurred completed construction costs. The present value of the total lease obligation approximates $46.2 million and will be incrementally recorded as a liability. The Company has an option to buy out the special purpose entity or increase its ownership percentage at various times during the lease period. As a result of the Company's continuing involvement in the special purpose entity, the assets and related financing obligations will continue to be recorded in the Company's consolidated financial statements.

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

         Given its current cash requirements, Inhale believes that it will have sufficient cash to meet its operating expense requirements for at least the next 36 months. However, the Company plans to continue to invest heavily in its growth and the need for cash will be dependent upon the timing of these investments. Inhale's capital needs will depend on many factors, including continued scientific progress in its research and development arrangements, progress with pre-clinical and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs of developing and the rate of scale-up of Inhale's powder processing and packaging technologies, the timing and cost of its late stage clinical and early commercial production facility, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, the need to acquire licenses to new technologies and the status of competitive products. To satisfy its long-term needs, Inhale intends to seek additional funding, as necessary, from corporate partners and from the sale of securities. There can be no assurance that additional funds, if and when required, will be available to Inhale on favorable terms, if at all.

RISK FACTORS

         THE FOLLOWING RISK FACTORS SHOULD BE READ CAREFULLY IN CONNECTION WITH EVALUATING INHALE'S BUSINESS. ANY OF THE FOLLOWING RISKS COULD MATERIALLY ADVERSELY AFFECT INHALE'S BUSINESS AND OPERATING RESULTS OR FINANCIAL CONDITION.

WE DO NOT KNOW IF OUR DEEP LUNG DRUG DELIVERY SYSTEM IS COMMERCIALLY FEASIBLE.

         We are in an early stage of development. There is a risk that our deep lung drug delivery technology will not be commercially feasible. Even if our deep lung delivery technology is commercially feasible, it may not be commercially accepted across a range of large and small molecule drugs. We have tested eight deep lung delivery formulations in humans, but many of our potential formulations have not been tested in humans.

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

WE DO NOT KNOW IF OUR DEEP LUNG DRUG DELIVERY SYSTEM PROVIDES CONSISTENT DOSES OF MEDICINE.

         We may not be able to provide reproducible dosages of stable formulations sufficient to achieve clinical or commercial success. Reproducible dosing is the ability to deliver a consistent and predictable amount of drug into the bloodstream over time both for a single patient and across patient groups. Reproducible dosing requires the development of:

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

         For late stage clinical trials and initial commercial production, we intend to use one or more contract manufacturers to produce our drug delivery device. There is a risk that we will not be able to enter into or maintain arrangements with potential contract manufacturers or effectively scale-up production of our drug delivery devices through contract manufacturers that we identify. Our failure to do so would negatively impact our revenues and results of operations.

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

WE EXPECT TO CONTINUE TO LOSE MONEY FOR THE NEXT SEVERAL YEARS.

         We have never been profitable and, through September 30, 2000, we have an accumulated deficit of approximately $152.3 million. We expect to continue to incur substantial and increasing losses over at least the next several years as we expand our research and development efforts, testing activities and manufacturing operations, and as we further expand our late stage clinical and early commercial production facility. All of our potential products are in research or in the early stages of development except for our insulin collaboration. We have generated no revenues from approved product sales. Our revenues to date have consisted primarily of payments under short-term research and feasibility agreements and development contracts. To achieve and sustain profitable operations, we must, alone or with others, successfully develop, obtain regulatory approval for, manufacture, introduce, market and sell products using our deep lung drug delivery system. There is a risk that we will not generate sufficient product or contract research revenue to become profitable or to sustain profitability.

WE MAY NEED TO RAISE ADDITIONAL CAPITAL THAT MAY NOT BE AVAILABLE.

         We anticipate that our existing capital resources will enable us to maintain currently planned operations through at least the next 36 months. However, this expectation is based on our current operating plan, which is expected to change as a result of many factors, and we may need additional funding sooner than anticipated. In addition, we may choose to raise additional capital due to market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to our stockholders.

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

IF WE FAIL TO MANAGE OUR GROWTH EFFECTIVELY, OUR BUSINESS MAY SUFFER.

         Our ability to commercialize our products, achieve our expansion objectives, manage our growth effectively and satisfy our commitments under our collaboration agreements depends on a variety of factors. Key factors include our ability to develop products internally, enter into strategic partnerships with collaborators, attract and retain skilled employees and effectively expand our internal organization to accommodate anticipated growth including integration of any potential businesses that we may acquire. If we are unable to manage growth effectively, there could be a material adverse effect on our business, financial condition and results of operations.

OUR PATENTS MAY NOT PROTECT OUR PRODUCTS AND OUR PRODUCTS MAY INFRINGE ON THIRD-PARTY PATENT RIGHTS.

         We have filed patent applications covering certain aspects of our device, powder processing technology, and powder formulations and deep lung route of delivery for certain molecules, and we plan to file additional patent applications. We currently have 93 issued U.S. and foreign patents that cover certain aspects of our technology and we have a number of patent applications pending. There is a risk that many of the patents applied for will not issue, or that any patents that issue or have issued will not be valid and enforceable. Enforcing our patent rights would be time consuming and costly.

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

OUR COMPETITORS MAY DEVELOP AND SELL BETTER DRUG DELIVERY SYSTEMS.

         We are aware of other companies engaged in developing and commercializing drug delivery systems, including pulmonary and enhanced injectable and other drug delivery systems. Many of these companies have greater research and development capabilities, experience, manufacturing, marketing, financial and managerial resources than we do and represent significant competition for us. Acquisitions of or collaborations with competing drug delivery companies by large pharmaceutical companies could enhance our competitors' financial, marketing and other resources. Accordingly, our competitors may succeed in developing competing technologies, obtaining regulatory approval for products or gaining market acceptance before us. Developments by others could make our products or technologies uncompetitive or obsolete. Our competitors may introduce products or processes competitive with or superior to ours.

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

WE EXPECT OUR STOCK PRICE TO REMAIN VOLATILE.

         Our stock price is volatile. In the twelve-month period ending September 30, 2000, based on closing prices on the Nasdaq National Market, our stock price ranged from $13.25 to $63.31. We expect it to remain volatile. A variety of factors may have a significant effect on the market price of our common stock, including:

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

OUR SUBSTANTIAL INDEBTEDNESS MAY RESULT IN FUTURE LIQUIDITY PROBLEMS

         As of September 30, 2000, we had approximately $242.6 million in long-term debt and in October 2000, in connection with our build-to-suit lease transaction, we incurred an additional incremental lease liability, the present value of which approximates $46.2 million. In addition, the October 2000 issuance of the 3.5% convertible subordinated notes due 2007, increased our long-term debt by approximately $230.0 million. This increased indebtedness has and will continue to impact us by:

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk is principally limited to its cash equivalents and investments that have maturities of less than one year. The Company maintains a non-trading investment portfolio of investment grade, liquid debt securities that limits the amount of credit exposure to any one issue, issuer or type of instrument. The securities in the Company's investment portfolio are not leveraged, are classified as available-for-sale and are therefore subject to interest rate risk. The Company currently does not hedge interest rate exposure.

PART II:  OTHER INFORMATION



Item 1.      Legal Proceedings - Not Applicable

Item 2.      Changes in Securities and Use of Proceeds.

             (c) On September 15, 2000, in connection with the build-to-suit lease transaction described under "Management's Discussion and Analysis of Financial Condition and Result of Operations -
             Liquidity and Capital Resources," Inhale granted warrants representing the right to purchase up to an aggregate of 10,000 shares of its common stock to the remaining partners of the limited partnership in which Inhale acquired an interest in connection with such transaction. The warrants, are exercisable under certain circumstances, in the event that Inhale exercises its option to purchase the partnership interests held by the entities receiving the warrants. The warrants and the shares of Inhale's common stock issued upon exercise of these warrants were sold in a private placement exempt from registration under Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended (the "Act"). No underwriters were involved in this offering and commission or remuneration was paid in connection with the sale of these securities. The acquirers respectively indicated their intent to acquire the securities for investment only and not with a view to distribution and appropriate legends are affixed to the warrants issued in the transaction. The entities acquiring the warrants were each sophisticated and deemed to be an "accredited investor" as that term is defined under Rule 501 of Regulation D promulgated under the Act with access to adequate information about the Company.

Item 3.      Defaults upon Senior Securities - None

Item 4.      Submission of Matters to a Vote of Security Holders  - None

Item 5.      Other Information

             Effective August 22, 2000, Mark J. Gabrielson resigned from the
             Board of Directors.
             Effective August 22, 2000, the remaining members of the Board of Directors elected Roy A. Whitfield as a member of the Board to fill the vacancy

Item 6.      Exhibits and Reports on Form 8-K

             (a) The following exhibits are filed herewith or incorporated by reference:

EXHIBIT                                     EXHIBIT TITLE
--------------------------------------------------------------------------------
4.15         Specimen Warrants to Purchase Shares of Common Stock
10.19        The Company's 2000 Equity Incentive Plan
10.20        Company's Stock Option Agreement issued in accordance with the
             Company's 2000 Equity Incentive Plan.
10.21        Contribution Agreement for 201 Industrial Road Project made and entered into as of September 14, 2000 by and among the Company,
             Inhale 201 Industrial Road, L.P., a California limited partnership and Bernardo Property Advisors, Inc., a California corporation.
10.22        Agreement of Limited Partnership of Inhale 201 Industrial Road,
             L.P., a California limited partnership made and entered into
             September 14, 2000, by and among SCIMED PROP III, Inc., a
             California corporation, as general partner, 201 Industrial


             Partnership, a California general partnership, as limited partner, and the Company, as limited partner.
10.23 Build-To-Suit Lease made and entered into as of September 14, 2000 by and between Inhale 201 Industrial Road, L.P., a California limited partnership, as Landlord, and the Company, as Tenant.
10.24        Amendment to Lease dated October 3, 2000 by and between Inhale 201
             Industrial Road, L.P., a California limited partnership, as Landlord, and the Company, as Tenant.
10.25 Parking Lease Agreement entered into as of September 14, 2000 by and between Inhale 201 Industrial Road, L.P., a California limited partnership, as Landlord, and the Company, as Tenant.
27.1         Financial Data Schedule

-------------------------------------------------------------------------------
             b) Reports on Form 8-K.
             On September 6, 2000, the Company filed a Report on Form 8-K to announce its re-initiation with Eli Lilly and Company ("Lilly") of the development and License Agreement of an inhaled formulation of
             Forteo-TM-recombinant parathyroid hormone (PTH). In this Report on
             Form 8-K the Company also announced that Lilly has decided to discontinue work on an unspecified inhaleable protein product that was in pre-clinical development with the Company


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto.

                              INHALE THERAPEUTIC SYSTEMS, INC.

DATE: NOVEMBER 14, 2000       BY: /s/ Ajit S. Gill
      -----------------          ------------------------------
                                 Ajit S. Gill
                                 Chief Executive Officer, President and Director
                                 (Duly Authorized Officer)

                              BY: /s/ Brigid A. Makes
                                 -----------------------------
                                 Brigid A. Makes
                                 Chief Financial Officer and
                                 Vice President Finance and Administration