Form 10-K/A
period 2000-12-31
INHALE THERAPEUTIC SYSTEMS INC
filed 2001-05-01
CIK 906709

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000 OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                           COMMISSION FILE NO. 0-23556

                                   -----------

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

                                 (650) 631-3100
              (Registrant's telephone number, including area code)
                                            ----------

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $0.0001 PAR VALUE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         The approximate aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the last sale price of the Common Stock on February 1, 2001 as reported by Nasdaq National Market was approximately $1,922,029,208. Determination of affiliate status for this purpose is not a determination of affiliate status for any other purpose.

                                   51,495,073
       (Number of shares of common stock outstanding as of April 9, 2001)

                        INHALE THERAPEUTIC SYSTEMS, INC.
                    2000 AMENDED ANNUAL REPORT ON FORM 10-K/A
                                TABLE OF CONTENTS

                                                                                        PAGE
                                                                                        ----
PART IIII
   Item 11. Executive Compensation...................................................     1
   Item 12. Security Ownership of Certain Beneficial Owners and Management...........     9
   Item 13. Certain Relationships and Related Transactions...........................    11

SIGNATURES...........................................................................    12


                                    PART III

ITEM 11.  EXECUTIVE COMPENSATION

                             EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

         Each non-employee Director of the Company receives an annual retainer of $15,000. In the fiscal year ended December 31, 2000, the total compensation paid to non-employee Directors for service as Directors was $60,000. The members of the Board of Directors are also eligible for reimbursement for their expenses incurred in connection with attendance at Board of Directors meetings in accordance with Company policy.

         Upon their election, each member of the Company's Board of Directors who is not an employee of the Company is automatically granted, under the 1994 Non-Employee Directors' Stock Option Plan (the "Non-Employee Directors' Plan") as amended, without further action by the Company, the Board of Directors or the stockholders of the Company, an option to purchase 30,000 shares of Common Stock of the Company for each three-year term to which he or she is elected. The non-employee Directors who began with a one or a two-year term when the Company first instituted the staggered Board of Directors were granted 10,000 and 20,000 shares of Common Stock, respectively. Vesting is monthly over the period of the term being served. Only non-employee Directors of the Company are eligible to receive options under the Non-Employee Directors' Plan. Options granted under the Non-Employee Directors' Plan are intended by the Company not to qualify as incentive stock options under the Internal Revenue Code of 1986, as amended. The exercise price of options granted under the Non-Employee Directors' Plan is 100% of the fair market value of the Common Stock subject to the option on the date of the option grant. Option grants under the Non-Employee Directors' Plan are non-discretionary. The term of options granted under the Non-Employee Directors' Plan is ten years. In the event of a merger of the Company with or into another corporation or a consolidation in which the Company is the surviving corporation, with the outstanding shares of the Company's Common Stock immediately preceding the merger being converted by virtue of the merger into other property, or any other capital reorganization in which 50% of the shares of the Company entitled to vote are exchanged, the vesting of each option will accelerate in full and the option will terminate if not exercised prior to the consummation of the transaction. Non-employee Directors are also eligible for discretionary grants of options under the Company's 2000 Equity Incentive Plan.

         Options to purchase an aggregate of 425,200 shares of Common Stock have been granted to current non-employee Directors of the Company as of March 1, 2001, of which 150,600 have been exercised. Options to purchase an aggregate of 3,251,292 shares of Common Stock have been granted to Directors who are employees of the Company as of March 1, 2001, of which 1,351,289 have been exercised as of March 1, 2001. On November 15, 2000, Mr. Gabrielson, a former Director, exercised options to purchase 3,333 shares of Common Stock of the Company pursuant to a grant he received on June 6, 2000. On April 1, 1999, Mr. Lerner entered into a consulting agreement with the Company. Pursuant to the agreement, Mr. Lerner may perform consulting services relating to product marketing and general business issues of at least four half days per year as well as telephone discussions as needed in consideration for his standard consulting fee. In 2000, Mr. Lerner received no consulting fees for services performed for the Company.

                       COMPENSATION OF EXECUTIVE OFFICERS

         The following table shows for the fiscal years ended December 31, 2000, 1999 and 1998, compensation awarded or paid to, or earned by, Inhale's Chief Executive Officer and its other highest compensated executive officers whose annual salary and bonus were in excess of $100,000 at December 31, 2000 (the "Named Executive Officers"(1)).

                           SUMMARY COMPENSATION TABLE

                                      ANNUAL COMPENSATION
                                      -------------------
                                                                                                                     ALL OTHER
NAME   AND    PRINCIPAL                                                                           SECURITIES        COMPENSATION
--------------------------                                                 OTHER ANNUAL           UNDERLYING        ------------
  POSITION                  YEAR      SALARY ($)        BONUS ($)        COMPENSATION ($)         OPTIONS (#)           ($)(2)
  --------                  ----      ----------        ---------        ----------------         -----------           ------

Ajit S. Gill............      2000          $387,788     $746,546(3)                        --            350,000             $6,066
  Chief Executive Officer     1999           248,013         113,249                        --            100,000              6,452
  and President               1998           201,176          78,859                        --            100,000              1,945

Robert B. Chess(4)......      2000           251,250      668,945(3)                        --            326,666              5,520
  Executive Chairman of the   1999           248,013         113,249                        --            100,000              6,005
  Board of Directors and      1998           201,183          78,859                        --            100,000                709
  former Co-Chief
  Executive Officer

John S. Patton..........      2000           209,271          92,369                        --             19,600              1,659
  Vice President, Research    1999           190,774          76,518                        --             28,000              6,117
                              1998           159,887          61,264                        --            140,000              1,523

Brigid A. Makes(5)......      2000           205,750          70,636                    950(6)             19,600              5,730
  Vice President,  Finance    1999            87,739          30,000                 11,707(6)            140,000                175
  &   Administration,         1998                --              --                        --                 --                 --
  Chief Financial  Officer
  and Assistant Secretary


Stephen L. Hurst........      2000           171,863          96,044                        --             79,600              3,427
  Vice President, General     1999           179,316          57,605                        --             21,602              1,186
  Counsel and Secretary       1998           160,333          54,054                        --             78,000                461


-----------

(1) The Named Executive Officers include all the Executive Officers of the Company.

(2)      Amounts include perquisites consisting of one or more of the following:
         (i) life insurance premiums paid by Inhale; (ii) reimbursement for computer equipment used for company business; (iii) entertainment gifts associated with company business; and (iv) Inhale's matching payments under its 401(k) plan.

(3) Includes a stock bonus of 20,000 fully vested shares of Common Stock granted to each of Messrs. Gill and Chess pursuant to the 2000 Equity Incentive Plan on April 19, 2000, each grant with a fair market value of $550,000 on the date of grant.

(4) Mr. Chess resigned as Co-Chief Executive Officer of the Company on April 19, 2000. For the fiscal year ended December 31, 2000, Mr. Chess received compensation for his services as Co-Chief Executive Officer of the Company in the amount of $67,645, reflecting payment for his services as Co-Chief Executive Officer through April 19, 2000. He continues to serve as Executive Chairman of the Board of Directors of the Company and received a base salary of $183,605 in 2000. Mr. Chess's annualized base salary as Executive Chairman was $251,250.

(5) Ms. Makes became an Executive Officer of Inhale on June 28, 1999. Her annualized base salary in 1999 was $200,250.

(6) Includes payments to Ms. Makes in 2000 and 1999 for the reimbursement of expenses in connection with Ms. Makes' relocation.


                        STOCK OPTION GRANTS AND EXERCISES

         Inhale grants options to its Executive Officers under the 2000 Equity Incentive Plan. As of March 1, 2001, options to purchase a total of 9,085,050 shares had been granted under the 2000 Equity Incentive Plan and options to purchase 1,956,769 shares remained available for grant thereunder.

         The following tables show for the fiscal year ended December 31, 2000 certain information regarding options granted to, exercised by, and held at year-end by the Named Executive Officers:

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                    POTENTIAL REALIZABLE VALUE AT
                                                                                                    ASSUMED ANNUAL RATES OF STOCK
                                                                                                    PRICE APPRECIATION FOR OPTION
                                                                                                                TERM(3)
                                                                                                    -----------------------------
                                               PERCENTAGE OF
                                               TOTAL OPTIONS
                                                  GRANTED TO        EXERCISE OR
                       SECURITIES UNDERLYING     EMPLOYEES IN        BASE PRICE
         NAME          OPTIONS GRANTED(1)(#)    FISCAL YEAR(2)       ($/SHARE)     EXPIRATION DATE       5%               10%
         ----          ---------------------    --------------       ---------     ---------------       --               ---
Ajit S. Gill........               350,000(4)               8.77%           $27.69         1/13/10      $6,094,382       $15,444,361
Robert B. Chess.....               326,666(5)               8.18%           $27.69         1/13/10       5,688,078        14,414,707
John S. Patton......                19,600(6)               0.49%           $27.69         1/13/10         341,285           864,884
Brigid A. Makes.....                19,600(7)               0.49%           $27.69         1/13/10         341,285           864,884
Stephen L. Hurst....                79,600(8)               1.99%           $27.69         1/13/10       1,386,037         3,512,489

-----------

(1) In January 1995, the Board of Directors amended the provisions of existing option grant forms to provide that upon a change in control, the vesting of all outstanding options held by Executive Officers would be accelerated by two years. This acceleration also applies to all subsequent grants made to Executive Officers. Options also accelerate and vest in full upon a change in control, asset sale, merger, consolidation or reverse merger, as described in Inhale's 2000 Equity Incentive Plan, in the event the acquiring Company does not assume the options or does not substitute similar options. The options will also accelerate and vest in full upon a securities acquisition, as described in Inhale's 2000 Equity Incentive Plan. The Board of Directors may re-price the options under the terms of the 2000 Equity Incentive Plan.

(2) Based on an aggregate of 3,991,561 options granted to employees in 2000, including the Named Executive Officers.

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

(4) Options for 70,000 shares vest monthly over one year commencing in May 2004. Options for 280,000 shares vest monthly over three years commencing in January 2000. Does not include stock bonus of 20,000 fully vested shares granted in April 2000 as described in "Compensation of Executive Officers" above.

(5) Options for 46,666 shares vest monthly over one year commencing in November 2004. Options for 280,000 shares vest monthly over three years commencing in January 2000. Mr. Chess continues to vest in such options as a result of his continuing service as a Director. Does not include stock bonus of 20,000 fully vested shares granted in April 2000 as described in "Compensation of Executive Officers" above.

(6) Options for 19,600 shares vest monthly over one year commencing in April 2004.

(7)      Options for 19,600 shares vest monthly over one year commencing in June
         2004.

(8) Options for 19,600 shares vest monthly over one year commencing in March 2004. Options for 60,000 shares vest monthly over five years commencing February 2000.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND DECEMBER 31, 2000 OPTION VALUES

                                                                  SECURITIES UNDERLYING             VALUE OF UNEXERCISED
                                                                 UNEXERCISED OPTIONS AT           IN-THE-MONEY OPTIONS AT
                                                                    DECEMBER 31, 2000               DECEMBER 31, 2000(3)
                                                                    -----------------               --------------------
                           SHARES ACQUIRED       VALUE
NAME                        ON EXERCISE(#)   REALIZED($)(1)  EXERCISABLE(#)  UNEXERCISABLE(#)  EXERCISABLE($)  UNEXERCISABLE($)
----                        --------------   --------------  --------------  ----------------  --------------  ----------------
Ajit S. Gill(2)...........          180,356       $7,866,170        351,119           461,481    $13,601,744       $13,407,306
Robert B. Chess(2)........          180,909        7,266,876        208,668           469,579      7,507,249        14,312,641
John S. Patton............               --               --        248,354           160,802     11,135,532         5,737,193
Brigid A. Makes...........               --               --         41,999           117,601      1,532,964         4,024,162
Stephen L. Hurst..........          105,936        3,416,741         15,133           165,771        569,660         5,257,312

-----------

(1) Based on the fair market value of Inhale's Common Stock on the exercise date, minus the exercise price, multiplied by the number of shares exercised.

(2) Does not include 20,000 shares of Common Stock granted as stock bonus described in "Compensation of Executive Officers."

(3) Based on the fair market value of Inhale's Common Stock as of December 31, 2000 ($50.50 per share), minus the exercise price, multiplied by the number of shares underlying the options.

                     REPORT OF THE COMPENSATION COMMITTEE OF
                THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

         The Board of Directors has delegated to the Compensation Committee the authority to establish and administer the Company's compensation programs. The Compensation Committee is comprised of two non-employee Directors: Messrs. Lerner and Glavin. The Compensation Committee is responsible for:

         o determining the most effective total executive compensation strategy, based upon the business needs of the Company and consistent with stockholders' interests;

         o administering the Company's executive compensation plans, programs and policies;

         o monitoring corporate performance and its relationship to compensation of executive officers; and

         o making appropriate recommendations concerning matters of executive compensation.

COMPENSATION PHILOSOPHY

         The primary goals of the compensation program are to align compensation with the attainment of key business objectives and to enable the Company to attract, retain and reward capable executives who can contribute to the continued success of the Company. Equity participation and a strong alignment to stockholders' interests are key elements of the Company's compensation philosophy. Four key goals form the basis for compensation decisions for all employees of the Company:

         o attracting and retaining the most highly qualified management and employee team;

         o emphasizing sustained performance by aligning rewards with stockholder interests, especially through the use of equity participation programs;

         o paying competitively compared to similar drug delivery and biopharmaceutical companies and providing appropriate reward opportunities for achieving high levels of performance compared to similar organizations in the marketplace; and

         o motivating executives and employees to achieve the Company's annual and long-term business goals and encouraging behavior toward the fulfillment of those objectives.

         To meet these goals, the Compensation Committee has adopted a mix among the compensation elements of salary, stock options and bonuses.

BASE SALARY

         The Compensation Committee recognizes the importance of maintaining compensation practices and levels of compensation competitive with drug delivery and biopharmaceutical companies in comparable stages of development. Base salary represents the fixed component of the executive compensation program. The Company's philosophy regarding base salaries is conservative, maintaining salaries approximately at the competitive industry median. Base salary levels are established on an annual review of marketplace competitiveness with similar pharmaceutical and drug delivery companies and on the basis of individual performance. Periodic increases in base salary are the result of individual contributions evaluated against established performance objectives, relative success toward achieving the Company's annual and long-term business goals, length of service with the Company and an annual salary survey of comparable companies in Inhale's industry. Base salaries for executives were increased for fiscal 2000 to a level consistent with the industry median. In 2000, the Company continued the variable compensation program implemented in 1996 for all employees, including all executive officers, which provides that a portion of total compensation is variable based on certain qualitative and quantitative criteria for both the Company and each employee.

STOCK OPTIONS

         The option plans offered by the Company have been established to provide all executive officers of the Company with an opportunity to share, along with the stockholders of the Company, in the long-term performance of the Company. The Compensation Committee strongly believes that a goal of the compensation program should be to provide key employees who have significant responsibility for the management, growth and future success of the Company with an opportunity to increase their ownership of the Company and potentially gain financially from Company stock price increases. The interests of stockholders, executives and employees should thereby be closely aligned. Executives and employees are eligible to receive stock options generally not more often than once a year, giving them the right to purchase shares of Common Stock of the Company in the future at a price equal to fair market value at the date of grant. All grants must be exercised according to the provisions of the Company's stock option plans. All outstanding options expire ten years from the date of grant.

         As the base salaries for executive officers of the Company are in the mid-range for comparable companies, the Company has used stock options as a primary incentive to attract and retain its executive officers. Option amounts are based on salary grade within the Company and overall Company and individual performance. After considering the criteria relating to awarding stock options, the Compensation Committee determined that all executive officers, including the Chief Executive Officer, would receive option grants in fiscal 2000. The options granted to executive officers in fiscal 2000 include options with vesting periods ranging from three to five years commencing upon the date of grant, as well as providing "evergreen" options, which typically vest over a twelve month period commencing four years after the date of grant.

         Section 162(m) of the Code limits the Company to a deduction for federal income tax purposes of no more than $1 million of compensation paid to certain Named Executive Officers in a taxable year. Compensation above $1 million may be deducted if it is "performance-based compensation" within the meaning of the Code. The Compensation Committee believes that at the present time, except for the compensation of Mr. Gill in 2000, it is unlikely that the compensation paid to any other Named Executive Officer in a taxable year, which is subject to the deduction limit, will exceed $1 million. However, the Compensation Committee has determined that stock awards granted under the Equity Incentive Plan with an exercise price at least equal to the fair market value of the Company's Common Stock on the date of grant shall be treated as "performance-based compensation."

BONUSES

         Bonus awards are another component of the compensation program. Bonuses, if any, are linked to the achievement of specified corporate goals, which is determined at the discretion of the Board of Directors upon the recommendation of the Compensation Committee. Corporate performance goals on which 2000 bonuses were based were: the successful attainment of anticipated milestones generating payments under current partnered projects; progress in further establishing the necessary infrastructure to support commercialization at anticipated levels; signing of new collaborative partners and converting existing collaborative partners with feasibility agreements to long-term development agreements; advancing the delivery system technology by improving the performance and efficiency of the inhalation device, powder processing and powder filling; and improving the Company's liquidity by obtaining funding from corporate partners and from the sale of securities. In January 2001, the Compensation Committee reviewed the Company's 2000 corporate performance goals and determined that the goals had been substantially achieved. Based on such achievement, the Compensation Committee awarded bonuses for 2000 for all executive officers. In addition, in April 2000 the Compensation Committee approved stock bonuses of 20,000 fully vested shares of Common Stock for each of Messrs. Gill and Chess, which are more fully described below.

CEO COMPENSATION

         Messrs. Chess and Gill served as co-Chief Executive Officers of the Company from January 1, 2000 through April 19, 2000 during which period each was paid cash compensation that was below the average for chief executive officers in the Company's industry comparative group. Mr. Gill assumed sole responsibility as Chief Executive Officer on April 19, 2000, and he was paid cash compensation for the year that was at the median or above for chief executive officers in the Company's industry comparative group. Under the Company's executive compensation program, the total compensation mix for senior executives emphasizes longer-term rewards in the form of stock options. In 2000, Mr. Chess received option grants to purchase 326,666 shares of the Company's Common Stock at the fair market value of the Common Stock on the date of grant, of which 46,666 were evergreen grants. Mr. Gill received option grants to purchase 350,000 shares of the Company's Common Stock at the fair market value of the Common Stock on the date of grant, of which 70,000 were evergreen grants. The non-evergreen portion of these grants was based on market compensation surveys used in determining the grants to other executive officers within comparable companies in Inhale's industry. These grants were made to enhance retention and the overall competitiveness of the compensation packages of Messrs. Chess and Gill, and to strengthen the alignment of Messrs. Chess's and Gill's interests with those of the stockholders. In April 2000, stock bonuses of 20,000 shares each to Messrs. Chess and Gill were paid in recognition of sustained contributions to the success of the Company.

For 2000, the Compensation Committee set a cash bonus of approximately 50% of base salary for both Messrs. Chess and Mr. Gill based upon the substantial achievement of the corporate goals discussed above.

SUMMARY

         The Compensation Committee believes that the compensation of executives by the Company is appropriate and competitive with the compensation programs provided by other drug delivery and biopharmaceutical companies with which the Company competes for executives and employees. The Compensation Committee believes its compensation strategy, principles and practices result in a compensation program tied to stockholder returns and linked to the achievement of annual and longer-term financial and operational results of the Company on behalf of the Company's stockholders.

                                                     COMPENSATION COMMITTEE

                                                     Irwin Lerner
                                                     James B. Glavin

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         None of the members of the Company's Compensation Committee of the Board of Directors is currently, or has been, at any time since our formation, an officer or employee of the Company. On April 1, 1999, Mr. Lerner entered into a consulting agreement with the Company. Pursuant to the agreement, Mr. Lerner may perform consulting services relating to product marketing and general business issues of at least four half days per year as well as telephone discussions as needed in consideration for his standard consulting fee. In 2000, Mr. Lerner received no consulting fees for services performed for the Company.

COMPARISON OF STOCKHOLDER RETURN(1)

         Set forth below is a line graph comparing the annual percentage change in the cumulative total return on the Company's Common Stock with the CRSP Total Return Index for the Nasdaq Stock Market (U.S. Companies) and the CRSP Total Return Index for the Nasdaq Pharmaceutical Stocks(2) for the period commencing on December 31, 1995, and ending on December 31, 2000. All values assume reinvestment of the full amount of all dividends.

COMPARISON OF CUMULATIVE TOTAL RETURN FROM DECEMBER 31, 1995, AND ENDING ON DECEMBER 31, 2000(3)

                NASDAQ US     NASDAQ PharmacInhalelTherapeutic Systems, Inc.
     12/31/1995           100           100           100
      3/30/1996           105           104           156
      6/30/1996           113           101           190
      9/30/1996           117           104           132
     12/31/1996           123           100           155
      3/31/1997           116            74           196
      6/30/1997           138            78           254
      9/30/1997           161            87           322
     12/31/1997           151            77           267
      3/31/1998           177            86           278
      6/30/1998           181            80           254
      9/30/1998           164            81           287
     12/31/1998           212           111           338
      3/31/1999           238           145           278
      6/30/1999           261           148           244
      9/30/1999           267           169           312
     12/31/1999           394           245           437
      3/31/2000           443           304           764
      6/30/2000           386           338          1041
      9/30/2000           355           371          1156
     12/31/2000           238           309          1036

-----------

(1) The material in this report is not "soliciting material" and is not deemed filed with the SEC, and is not to be incorporated by reference into any filing of the company under the Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in any such filing.

(2) The CRSP Total Return Index for the NASDAQ Stock Market and for the NASDAQ Stock Market Pharmaceutical Stocks are calculated by the Center for Research in Securities Prices (CRSP).

(3) Assumes that $100.00 was invested on December 29, 1995, in Inhale's Common Stock at the Company's closing sales price of $4.875 per share, as adjusted for the stock split of August 22, 2000, and at the closing sales price for each index on that date and that all dividends were reinvested. No cash dividends have been declared on Inhale's Common Stock. Shareholders returns over the indicated period should not be considered indicative of future shareholder returns.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the ownership of our Common Stock as of March 1, 2001 by: (i) each Director; (ii) each of the Named Executive Officers (as defined below under "Compensation of Executive Officers); (iii) all Executive Officers and Directors of Inhale as a group; and (iv) all those known by us to be beneficial owners of more than 5% of our Common Stock.

                                                                                                           BENEFICIAL OWNER(1)
                                                                                                           -------------------
                                                                                                        NUMBER OF       PERCENT OF
BENEFICIAL OWNERSHIP(1)                                                                                  SHARES          TOTAL(2)
                                                                                                        ---------       ----------
Franklin Resources, Inc.(3).....................................................................        7,068,966           13.7%
  777 Mariners Island Boulevard
  San Mateo, CA 94404
Putnam Investments, LLC(4)......................................................................        6,326,062           12.3%
  1166 Avenue of the Americas
  New York, NY 10036
T. Rowe Price Associates, Inc.(5)...............................................................        2,593,450            5.0%
  100 East Pratt Street
  Baltimore, MD 21202
John S. Patton(6)...............................................................................          664,826            1.3%
Robert B. Chess(7)..............................................................................          598,531            1.2%
Ajit S. Gill(8).................................................................................          494,286            1.0%
Melvin Perelman(9)..............................................................................           56,666               *
Brigid A. Makes(9)..............................................................................           52,666               *
James B. Glavin(9)..............................................................................           51,266               *
Irwin Lerner(9).................................................................................           40,000               *
Stephen L. Hurst(10)............................................................................           32,217               *
Roy A. Whitfield(9).............................................................................           13,333               *
All Directors and executive officers as a group (9 persons)(11).................................        2,003,791            3.8%

-----------

*        Less than 1%

(1) This table is based upon information supplied by Executive Officers, Directors and principal stockholders and Schedules 13D and 13G filed with the Securities and Exchange Commission. Unless otherwise indicated in the footnotes to this table and subject to the community property laws where applicable, we believe that each of the stockholders named in the table has sole voting and investment power with respect to the shares shown as beneficially owned.

(2) Applicable percentages are based on 51,422,992 shares of Common Stock outstanding as of March 1, 2001, adjusted as required by rules promulgated by the SEC.

(3) Based solely on information obtained from Franklin Resources Inc. Franklin Resources, Inc. is the parent holding company of two registered investment advisors: Franklin Advisors, Inc. and Franklin Management, Inc. Franklin Advisors has sole voting and dispositive power over 6,904,344 of the shares. Franklin Management has sole voting power over none of the shares and sole dispositive power over 164,622 of the shares. Charles B. Johnson and Rupert H. Johnson, Jr. each own in excess of 10% of the outstanding Common Stock of Franklin Resources, Inc. and are the principal shareholders of Franklin Resources, Franklin Advisors and Franklin Management. Franklin Resources, Franklin Advisors, Franklin Management and their principal shareholders disclaim any beneficial interest in the shares.

(4) Based solely on information obtained from Putnam Investments, LLC. Includes 37,912 shares of common stock issuable upon conversion of outstanding convertible subordinated notes. Putnam Investments, LLC is a holding company that is a wholly owned subsidiary of Marsh & McLennan Companies, Inc., which wholly owns two registered investment advisers:
         Putnam Investment Management, LLC and Putnam Advisory Company, LLC. Marsh & McLennan, Putnam Investments, Putnam Investment Management and Putnam Advisory Company have sole voting power and sole dispositive power over none of the shares. For purposes of the reporting requirements of the Securities Exchange Act of 1934, Marsh & McLennan and Putnam Investments LLC are deemed to be beneficial owners of these securities; however they expressly disclaim that they are, in fact, the beneficial owners of such securities.

(5)      Based solely on information obtained from T. Rowe Price Associates Inc.
         T. Rowe Price Associates Inc. is an investment advisor registered under the Investment Advisors Act of 1940. T. Rowe Price Associates Inc. has sole voting power over 627,950 of the shares and has sole dispositive power over 2,593,450 of the shares. T. Rowe Price expressly disclaims beneficial ownership of such shares.

(6) Includes 396,008 shares held by John S. Patton & Jamie S. Patton, Trustees, under the July 2, 1997 Patton Revocable Trust ("Patton Trust"). Dr. Patton and his wife, Jamie S. Patton, are sole trustees. Dr. Patton and his wife, each acting alone, have the power to vote and dispose of such shares. Includes 2,184 shares held by Dr. Patton's minor child. Also includes 4,146 shares held by two other children of Dr. Patton as to which shares Dr. Patton disclaims beneficial ownership. Also includes 262,488 shares issuable upon exercise of options exercisable within 60 days of March 1, 2001.

(7) Includes 267,111 shares issuable upon exercise of options exercisable within 60 days of March 1, 2001.

(8) Includes 26,100 shares held by Ajit S. Gill & Ann C. Gill, Trustees, under an agreement dated October 14, 1998 FBO Ajit S. Gill & Ann C. Gill ("Gill Trust"). Mr. Gill and his wife, Ann C. Gill, are sole trustees. Mr. Gill and his wife, each acting alone, have the power to vote and dispose of such shares. Also includes 406,230 shares issuable upon exercise of options exercisable within 60 days of March 1, 2001.

(9) All shares issuable upon exercise of options exercisable within 60 days of March 1, 2001.

(10) Includes 6,383 shares issuable upon exercise of options exercisable within 60 days of March 1, 2001.

(11) Includes 396,008 shares held by the Patton Trust and an aggregate of 6,330 shares held by Dr. Patton's children, as described in footnote 6. Includes 26,100 shares held by the Gill Trust, as described in footnote
         8. Also includes 1,156,143 shares issuable upon exercise of outstanding options exercisable within 60 days of March 1, 2001 (see footnotes 6 through 10).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                              CERTAIN TRANSACTIONS

         In 1999 and 2000, the Company sold an aggregate total of $568,450,000 of Convertible Subordinated Notes pursuant to three separate Rule 144A private placements. In February 2000, the Company converted a portion of these notes and made certain conversion payments totaling an aggregate of $5.7 million to Franklin Resources to convert bonds with a face value of $32.5 million into approximately one million shares.

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

         In addition, the Company's Amended and Restated Certificate of Incorporation, as amended, provides that the liability of the Directors for monetary damages shall be eliminated to the fullest extent permissible under Delaware law. Pursuant to Delaware law, the Company's Directors shall not be liable for monetary damages for breach of the Directors' fiduciary duty of care to the Company and its stockholders. However, this provision does not eliminate the duty of care, and in appropriate circumstances, equitable remedies such as injunctive or other forms of nonmonetary relief will remain available under Delaware law. In addition, each Director will continue to be subject to liability for (i) breach of the Directors duty of loyalty to the corporation or its stockholders, (ii) acts or omissions, (iii) violating Section 174 of the Delaware General Corporation Law, or (iv) any transaction from which the Director derived an improper personal benefit. The provision also does not affect a Director's responsibilities under any other law, such as the federal securities laws or state or federal environmental laws.

         On February 21, 2001, the Board of Directors approved an option grant to Brigid A. Makes of 40,000 shares at an option price of $27.875 per share. These options have a vesting term of five years, vesting monthly commencing on February 1, 2001. As of March 1, 2001, none of these options have been exercised.

         On November 15, 2000, Mr. Gabrielson, a former Director, exercised options to purchase 3,333 shares of Common Stock of the Company pursuant to a grant he received on June 6, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April, 2001.

                                      INHALE THERAPEUTIC SYSTEMS, INC.


                                      By:           /s/ Ajit S. Gill
                                           ----------------------------------
                                                       Ajit S. Gill

                                                CHIEF EXECUTIVE OFFICER,
                                                  PRESIDENT AND DIRECTOR