Form 10-K/A
period 2000-12-31
INHALE THERAPEUTIC SYSTEMS INC
filed 2001-10-04
CIK 906709

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 2)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 0-23556

INHALE THERAPEUTIC SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3134940 (I.R.S. Employer Identification No.)

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

54,892,522
(Number of shares of common stock outstanding as of September 26, 2001)

INHALE THERAPEUTIC SYSTEMS, INC.
2000 AMENDED ANNUAL REPORT ON FORM 10-K/A
TABLE OF CONTENTS

		Page
PART IV
Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	3
SIGNATURES		7

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

  (3)
  Exhibits

    The following exhibits are filed herewith or incorporated by reference:

Exhibit Number		Exhibit Index
2.1	(1)	Agreement and Plan of Merger between Inhale Therapeutic Systems, a California corporation, and Inhale Therapeutic Systems (Delaware), Inc., a Delaware corporation.
2.2	(16)	Recommended Offer, dated December 21, 2000 by Cazenove & Co. on behalf of Inhale Therapeutic Systems, Inc. for Bradford Design plc.
3.1	(1)	Certificate of Incorporation of Inhale.
3.2	(1)	Bylaws of Inhale.
3.3	(14)	Certificate of Amendment of the Amended Certificate of Incorporation.
4.1		Reference is made to Exhibits 3.1, 3.2 and 3.3.
4.2	(2)	Restated Investor Rights Agreement among Inhale and certain other persons named therein, dated April 29, 1993, as amended October 29, 1993.
4.3	(3)	Stock Purchase Agreement between Inhale and Pfizer Inc., dated January 18, 1995.
4.4	(9)	Form of Purchase Agreement between Inhale and the individual Purchasers, dated January 28, 1997.
4.5	(10)	Stock Purchase Agreement between Inhale and Capital Research and Management Company, dated December 8, 1998.
4.6	(12)	Purchase Agreement among Inhale and Lehman Brothers Inc., Deutsche Bank Securities Inc. and U.S. Bancorp Piper Jaffray Inc. dated October 6, 1999.
4.7	(12)	Registration Rights Agreement among Inhale and Lehman Brothers Inc., Deutsche Bank Securities Inc. and U.S. Bancorp Piper Jaffray Inc., dated October 13, 1999.
4.8	(12)	Indenture between Inhale as Issuer and Chase Manhattan Bank and Trust Company, National Association, as Trustee, dated October 13, 1999.
4.9	(12)	Form of Inhale Registration Rights Agreement, between Inhale and Selling Shareholder, dated January 25, 2000.
4.10	(13)	Purchase Agreement among Inhale and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Lehman Brothers Inc., and U.S. Bancorp Piper Jaffray Inc., dated February 2, 2000.
4.11	(13)	Resale Registration Rights Agreement among Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Lehman Brothers Inc., and U.S. Bancorp Piper Jaffray Inc., dated February 8, 2000.
4.12	(13)	Indenture between Registrant as Issuer and Chase Manhattan Bank and Trust Company, National Association, as Trustee, dated February 8, 2000.
4.13	(14)	Specimen common stock certificate.
4.14	(15)	Specimen warrants to purchase shares of common stock.

4.15	(17)	Purchase Agreement among Inhale and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Lehman Brothers Inc., and U.S. Bancorp Piper Jaffray Inc., dated October 11, 2000.
4.16	(17)	Resale Registration Rights Agreement among Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities, Inc., Lehman Brothers Inc., and U.S. Bancorp Piper Jaffray Inc., dated October 17, 2000.
4.17	(17)	Indenture between Registrant, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee, dated October 17, 2000.
5.1	(18)	Opinion of Cooley Godward LLP.
10.1	(4)	Registrant's 1994 Equity Incentive Plan, as amended.
10.2	(7)	Registrant's 1994 Non-Employee Directors' Stock Option Plan, as amended.
10.3	(2)	Registrant's 1994 Employee Stock Purchase Plan, as amended.
10.4	(2)	Standard Industrial Lease between Inhale and W.F. Batton & Co., Inc., dated September 17, 1992, as amended September 18, 1992.
10.5	(2)	Addendum IV dated April 1, 1994 to Lease dated September 17, 1992, between Inhale and W.F. Batton and Marie A. Batton, dated September 17, 1992.
10.6	(6)	Amendment Agreement Number One, dated October 20, 1995, to Lease dated September 17, 1992, between Inhale and W.F. Batton & Co., Inc.
10.7	(6)	Amendment Agreement Number Two, dated November 15, 1995, to Lease, dated September 17, 1992, between Registrant and W.F. Batton and Marie A. Batton, Trustees of the W.F. Batton and Marie A. Batton Trust UTA dated January 12, 1998 ("Batton Trust").
10.8	(11)	Amendment Agreement Number Three, dated February 14, 1996, to Lease, dated September 17, 1992, between Registrant and Batton Trust.
10.9	(11)	Amendment Agreement Number Four, dated September 15, 1996, to Lease, dated September 17, 1992, between Registrant and Batton Trust.
10.10	(2)	Sublicense Agreement between Inhale and John S. Patton, dated September 13, 1991.
10.11	(5)	Stock Purchase Agreement between Inhale and Baxter World Trade Corporation, dated March 1, 1996.
10.12	(8)	Sublease and Lease Agreement, dated October 2, 1996, between Inhale and T.M.T. Associates L.L.C. ("Landlord").
10.13	(11)	First Amendment, dated October 30, 1996, to Sublease and Lease Agreement, dated October 2, 1996, between Registrant and Landlord.
10.14	(11)	Letter Agreement, dated April 9, 1997, amending Sublease and Lease Agreement, dated October 2, 1996, between Inhale and Landlord.
10.15	(11)	Third Amendment, dated April 16, 1997, to Sublease and Lease Agreement, dated October 2, 1996, between Registrant and Landlord.
10.16	(11)	Fourth Amendment, dated November 5, 1997, to Sublease and Lease Agreement, dated October 2, 1996, between Registrant and Landlord.
10.17	(13)	Sublease by and between Webvan Group, Inc., as sublessor and Registrant, as sublessee, dated November 3, 1999.
10.18	(15)	Registrant's 2000 Equity Incentive Plan
10.19	(15)	Registrant's Stock Option Agreement issued in accordance with Inhale's 2000 Equity Incentive Plan.

10.20	(15)	Agreement for the Contribution of 201 Industrial Road Project made and entered into as of September 14, 2000 by and among Inhale, Inhale 201 Industrial Road, L.P., a California limited partnership and Bernardo Property Advisors, Inc., a California corporation.
10.21	(15)	Agreement of Limited Partnership of Inhale 201 Industrial Road., L.P., a California limited partnership made and entered into September 14, 2000, by and among SCIMED PROP III, Inc., a California corporation, as general partner, 201 Industrial Partnership, a California general partnership, as limited partner, and Inhale, as limited partner.
10.22	(15)	Build-To-Suit Lease made and entered into as of September 14, 2000 by and between Inhale 201 Industrial Road, L.P., a California limited partnership, as Landlord, and Inhale, as Tenant.
10.23	(15)	Amendment to Lease dated October 3, 2000 by and between Inhale 201 Industrial Road, L.P., a California limited partnership, as Landlord, and Inhale, as Tenant.
10.24	(15)	Parking Lease Agreement entered into as of September 14, 2000 by and between Inhale 201 Industrial Road, L.P., a California limited partnership, as Landlord, and Inhale, as Tenant.
10.25	(18)	Registrant's 2000 Non-Officer Equity Incentive Plan
10.26	(18)	Registrant's Stock Option Agreement issued in accordance with Inhale's 2000 Non-Officer Equity Incentive Plan
10.27	(19)	Manufacturing and Supply Agreement among Inhale, Tech Group North America, Bespak Europe, LTD.
23.1	(20)	Consent of Ernst & Young LLP, independent auditors.

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
Previously filed.

(20)
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

  (c)
  See Exhibits listed under Item 14(a)(3).

  (d)
  Not applicable. See Item 14(a)(2).

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this amended report to be signed on our behalf by the undersigned, thereunto duly authorized, on the 4th day of October 2001.

INHALE THERAPEUTIC SYSTEMS, INC.
By:	/s/ AJIT S. GILL Ajit S. Gill Chief Executive Officer, President and Director

    Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

* Robert B. Chess	Chairman	October 4, 2001
/s/ AJIT S. GILL Ajit S. Gill	Chief Executive Officer, President and Director (Principal Executive Officer)	October 4, 2001
* Brigid A. Makes	Vice President, Finance and Administration, Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer	October 4, 2001
* John S. Patton	Vice President, Research and Director	October 4, 2001
* James B. Glavin	Director	October 4, 2001
* Melvin Perelman	Director	October 4, 2001
* Irwin Lerner	Director	October 4, 2001
* Roy A. Whitfield	Director	October 4, 2001
*By:	/s/ AJIT S. GILL Ajit S. Gill Attorney-in-fact

INHALE THERAPEUTIC SYSTEMS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

F–1

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

                      /s/ ERNST & YOUNG LLP

Palo Alto, California
January 23, 2001

F–2

INHALE THERAPEUTIC SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share information)

	December 31,
	2000	1999
ASSETS
Current assets:
Cash and cash equivalents	$136,012	$33,430
Short-term investments	348,829	104,755
Accounts receivable	7,234	1,756
Other current assets	968	7,377

Total current assets	493,043	147,318
Property and equipment, net	110,457	63,852
Marketable equity securities.	9,140	6,328
Other assets	16,900	9,308

	$629,540	$226,806

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,501	$13,374
Accrued liabilities	12,861	5,244
Interest payable	4,910	1,605
Deferred revenue	4,913	4,811
Capital lease obligation—current portion	977	—
Tenant improvement loan—current portion	41	45

Total current liabilities	30,203	25,079
Capital lease obligation	15,269	—
Tenant improvement loan	4,849	4,895
Convertible subordinated debentures and notes	299,149	108,450
Other long-term liabilities	2,187	1,753
Commitments
Stockholders' equity:
Preferred stock, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 300,000 shares authorized; 47,374 shares and 34,452 shares issued and outstanding at December 31, 2000 and 1999, respectively	5	3
Capital in excess of par value	465,593	181,153
Deferred compensation	(1,827)	(1,530)
Accumulated other comprehensive gain	5,981	1,469
Accumulated deficit	(191,869)	(94,466)

Total stockholders' equity	277,883	86,629

	$629,540	$226,806

See accompanying notes

F–3

INHALE THERAPEUTIC SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)

	Years ended December 31,
	2000	1999	1998
Contract research revenue	$51,629	$41,358	$21,795
Operating costs and expenses:
Research and development	101,544	64,083	35,398
General and administrative	13,932	7,869	8,387
Acquired in-process research and development	2,292	9,890	—

Total operating costs and expenses	117,768	81,842	43,785
Loss from operations	(66,139)	(40,484)	(21,990)
Other income	995	—	—
Debt conversion premium, net	(40,687)	—	—
Interest income	20,566	4,111	3,904
Interest expense	(12,138)	(2,075)	(270)

Net loss	$(97,403)	$(38,448)	$(18,356)

Basic and diluted net loss per share	$(2.32)	$(1.13)	$(0.58)

Shares used in computing basic and diluted net loss per share	41,998	34,016	31,438

See accompanying notes

F–4

INHALE THERAPEUTIC SYSTEMS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock				Accumulated Other Comprehensive Gain
			Capital in Excess of Par Value	Deferred Compensation		Accumulated Deficit	Total Stockholders' Equity
	Shares	Par Value
Balance at December 31, 1997	31,084	$3	$135,270	$(538)	$20	$(37,662)	$97,093
Issuance of common stock in private placement, net of issuance costs of $1,997	2,400	—	35,202	—	—	—	35,202
Issuance of common stock and stock options in connection with licensing agreement	12	—	284	—	—	—	284
Common stock issued upon exercise of stock options	352	—	1,514	—	—	—	1,514
Deferred compensation	—	—	576	(576)	—	—	—
Amortization of deferred compensation	—	—	—	183	—	—	183
Unrealized loss on available-for-sale securities	—	—	—	—	(39)	—	(39)
Net loss	—	—	—	—	—	(18,356)	(18,356)

Comprehensive loss	—	—	—	—	—	—	(18,395)

Balance at December 31, 1998	33,848	3	172,846	(931)	(19)	(56,018)	115,881
Issuance of common stock for technology acquisition	360	—	5,000	—	—	—	5,000
Common stock issued upon exercise of stock options, net of costs	244	—	1,545	—	—	—	1,545
Compensation in connection with stock options granted to consultants	—	—	798	—	—	—	798
Deferred compensation	—	—	964	(964)	—	—	—
Amortization of deferred compensation	—	—	—	365	—	—	365
Unrealized gain on available-for-sale securities	—	—	—	—	1,488	—	1,488
Net loss	—	—	—	—	—	(38,448)	(38,448)

Comprehensive loss	—	—	—	—	—	—	(36,960)

Balance at December 31, 1999	34,452	3	181,153	(1,530)	1,469	(94,466)	86,629
Common stock issued upon exercise of stock options, net of costs	2,177	2	17,320	—	—	—	17,322
Compensation in connection with stock granted to employees	57	—	1,900	—	—	—	1,900
Compensation in connection with stock options granted to consultants		—	3,196	—	—	—	3,196
Conversion of convertible subordinated debt into common shares, net of costs	10,688	—	260,862	—	—	—	260,862
Deferred compensation	—	—	1,162	(1,162)			—
Amortization of deferred compensation	—	—	—	865	—	—	865
Unrealized gain on available-for-sale securities	—	—	—	—	4,512	—	4,512
Net loss	—	—	—	—	—	(97,403)	(97,403)

Comprehensive loss	—	—	—	—	—	—	(92,891)

Balance at December 31, 2000	47,374	$5	$465,593	$(1,827)	$5,981	$(191,869)	$277,883

See accompanying notes

F–5

INHALE THERAPEUTIC SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase/(Decrease) in Cash and Cash Equivalents
(In thousands)

	Years ended December 31,
	2000	1999	1998
Cash flows used in operating activities
Net loss	$(97,403)	$(38,448)	$(18,356)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,259	6,828	3,415
Amortization of deferred compensation	865	365	183
Gain on sale of assets	(159)	61	—
Issuance of common stock for services	5,096	798	—
Issuance of common stock and stock options in connection with licensing agreements	—	—	284
Debt conversion premium, net	40,687	—	—
Acquired in-process research and development	2,292	9,890	—
Changes in assets and liabilities:
Decrease in accounts receivable, other current assets, and other assets	(964)	(8,004)	(876)
Increase (decrease) in accounts payable and accrued liabilities	4,483	12,724	(1,546)
Increase (decrease) in deferred revenue	102	452	(2,327)

Net cash used in provided by operating activities	(35,742)	(15,334)	(19,223)

Cash flows used in investing activities
Acquisition of technology	(2,292)	(15,288)	—
Purchases of short-term investments	(462,278)	(122,481)	(219,414)
Sales of short-term investments	13,643	28,658	65,189
Maturities of short-term investments	206,261	47,174	182,309
Purchases of property and equipment, net	(53,850)	(20,502)	(34,584)
Other investing activities, net	(1,232)	—	—

Net cash used in investing activities	(299,748)	(82,439)	(6,500)

Cash flows from financing activities
Issuance of convertible subordinated debentures and notes, net	445,241	104,806	—
Payments of loan and capital lease obligations	(50)	(64)	(181)
Proceeds from capital lease financing	16,246	—	—
Payments of debt conversion premium, net	(40,687)	—	—
Issuance of common stock, net of issuance costs	17,322	1,545	36,716

Net cash provided by financing activities	438,072	106,287	36,535

Net increase in cash and cash equivalents	102,582	8,514	10,812
Cash and cash equivalents at beginning of year	33,430	24,916	14,104

Cash and cash equivalents at end of year	$136,012	$33,430	$24,916

See accompanying notes

F–6

INHALE THERAPEUTIC SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2000

Note 1—Organization and Summary of Significant Accounting Policies

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

F–7

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

    The following is a summary of operating cash and available-for-sale securities as of December 31, 2000:

	Cost	Net Unrealized Gains	Estimated Fair Value
	(in thousands)
Obligations of U.S. government agencies	$299,604	$1,013	$300,617
U.S. corporate commercial paper	147,482	496	147,978
Repurchase agreements, secured by U.S. Government securities	11,261	—	11,261
Cash and other debt securities	24,984	1	24,985
Equity securities	4,669	4,471	9,140

	$488,000	$5,981	$493,981

Amounts included in cash and cash equivalents	$135,873	$139	$136,012
Amounts included in short-term investments	347,458	1,371	348,829
Amounts included in marketable equity securities	4,669	4,471	9,140

	$488,000	$5,981	$493,981

    The following is a summary of operating cash and available-for-sale securities as of December 31, 1999:

	Cost	Net Unrealized Gains	Estimated Fair Value
	(in thousands)
Obligations of U.S. government agencies	$81,692	$108	$81,800
U.S. corporate commercial paper	41,081	33	41,114
Repurchase agreements, secured by U.S. Government securities	3,845	—	3,845
Cash and other debt securities	11,426	—	11,426
Equity securities	5,000	1,325	6,328

	$143,044	$1,466	$144,513

Amounts included in cash and cash equivalents	$33,376	$54	$33,430
Amounts included in short-term investments	104,668	87	104,755
Amounts included in marketable equity securities	5,000	1,328	6,328

	$143,044	$1,469	$144,513

    We have determined the estimated fair value amounts by using available market information. The gross realized losses and gains on the sale of available-for-sale debt securities during the years ended

F–8

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

Property and Equipment

    Property and equipment consist of the following at December 31:

	2000	1999
	(in thousands)
Laboratory and other equipment	$34,553	$18,280
Building and leasehold improvements	55,476	35,458
Land	7,422	7,422
Construction in progress	34,732	17,701

Property and equipment at cost	132,183	78,861
Less accumulated amortization and depreciation	(21,726)	(15,009)

Property and equipment, net	$110,457	$63,852

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

F–9

Goodwill and Other Intangible Assets

    Intangible assets are included in other assets in the balance sheet and consisted of the following at December 31:

	2000	1999	Remaining Life
	(in thousands)		(months)
Goodwill	$2,238	$2,030	70
Intellectual property	3,544	3,171	70
	5,782	5,201
Less accumulated amortization	(813)	(48)
	$4,969	$5,153

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

Comprehensive Gain/Loss

    Comprehensive gain/loss is comprised of net loss and other comprehensive gain. Other comprehensive gain includes certain changes in equity that are excluded from net income. Specifically, unrealized holding gains and losses on our available-for-sale securities, which were reported separately in stockholders' equity, are included in accumulated other comprehensive gain. Comprehensive income for years ended December 31, 2000, 1999, and 1998 has been reflected in the Consolidated Statements of Stockholders' Equity.

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

Stock-Based Compensation

    As permitted by the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), we continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for our employee stock option plans. Under APB 25, if the exercise price of our employee stock options

F–10

equals or exceeds the fair market value of the underlying stock on the date of grant as determined by the closing price of our common stock as quoted on the Nasdaq stock market, no compensation expense is recognized. See Note 7 for pro forma disclosures required by FAS 123.

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

Net Loss Per Share

    In accordance with Financial Accounting Standard No. 128, basic and diluted net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. Had we been in a net income position, diluted earnings per share would have included the following outstanding options, warrants and convertible debentures:

	Years Ended December 31,
	2000	1999	1998
	(in thousands)
Warrants	56	40	40
Options	10,064	9,106	6,326
Convertible debentures and notes	6,644	6,776	—

	16,764	15,922	6,366

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

F–11

Reclassification

    Certain prior year amounts have been reclassified to conform to the 2000 presentation.

Note 2—Collaborative Research and Development Agreements

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

    In February 1999, we entered into a collaborative agreement with Biogen Inc. ("Biogen") to develop pulmonary delivery for Biogen's AVONEX®, a drug used in the treatment of Multiple Sclerosis. Under the terms of the agreement, we will receive royalties on product sales, an up-front signing fee, and up to an estimated $25.0 million in research and development funding and potential progress payments. Biogen will provide bulk AVONEX® to us for formulation into a dry powder which is stable at room temperature. We will manufacture and package the dry powder and supply inhalation devices. Biogen will be responsible for clinical trials, marketing and commercialization. We recognized revenue of $4.7 million under this agreement in 2000 ($2.2 million in 1999).

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

    In January 1997, we entered into a collaborative agreement with Lilly to develop an inhalable formulation of Fortéo™, a version of parathyroid hormone, PTH 1-34, used in the treatment of osteoporosis. Under the terms of the agreement, we will receive funding of up to $20.0 million of initial fees, research and development and progress payments. Lilly will receive global commercialization rights for the pulmonary delivery of the products while we receive royalties on any marketed products. We will manufacture packaged powders for and supply devices to Lilly. Under this agreement, we recognized revenue of $3.8 million in 1998. In late 1998, unexpected observations from a long-term test in rats of the injectable version of parathyroid hormone led Lilly to suspend further clinical development of the injectable and pulmonary versions of Fortéo™ pending further analysis. In September 2000, we announced the reinitiation of the Fortéo™ development program with Lilly.

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

F–12

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

Note 3—Technology Acquisitions

PulmoSphere™ Technology

    In November 1999, we concluded an agreement with Alliance Pharmaceutical Corp. to acquire Alliance's PulmoSphere™ particle and particle processing technology for use in respiratory drug delivery. Under the terms of the agreement, we received the rights to PulmoSphere™ technology, other related assets and Alliance stock valued at $5.0 million in exchange for $15.0 million in cash and $5.0 million of Inhale stock. The purchase price, including $0.4 million of acquisition costs, has been allocated to assets acquired and to in-process research and development, which has been charged as an expense on the Statement of Operations for the year ended December 31, 1999. The Company's investment in Alliance

F–13

and the assets acquired in connection with the PulmoSphere™ acquisition are recorded at their fair market value at acquisition as follows:

Property and equipment, net	$200
Acquired in-process research and development charged to operations in 1999	9,890
Intellectual property, net	3,171
Assembled workforce	96
Goodwill	2,030

Total cash purchase consideration	15,387
Common stock of Alliance	5,000

Total purchase consideration	$20,387

    Goodwill and other intangible assets are being amortized over seven years.

    The purchased research and development was identified and valued through extensive interviews and discussions with appropriate management and scientific personnel and the analysis of data provided by Alliance regarding the PulmoSphere™ technology, its stage of development at the time of acquisition, the importance of the technology to our overall development plan, and the projected incremental cash flows from the projects when completed and any associated risks. Associated risks include the uncertainties in overcoming significant technological risks, acquiring FDA approval and establishing commercial viability.

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

F–14

Note 4—Other Assets

    Other Assets consist of the following at December 31:

	2000	1999
	(in thousands)
Debt issuance costs, net	$8,579	$3,514
Intellectual property, net	3,091	3,172
Goodwill, net	1,878	1,982
Deposits and other assets	3,352	640

Total other assets	$16,900	$9,308

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

Note 5—Convertible Subordinated Debentures & Notes

    In October 2000, we received approximately $222.7 million in net proceeds from the issuance of $230.0 million aggregate principal amount of convertible subordinated notes to certain qualified institutional buyers pursuant to an exemption under the Securities Act of 1933, as amended. Interest on the notes accrues at a rate of 3.5% per year, subject to adjustment in certain circumstances. The notes will mature in 2007 and are convertible into shares of our common stock at a conversion price of $50.46 per share, subject to adjustment under certain circumstances. The notes are redeemable in part or in total at any time before October 17, 2003 at $1,000 per $1,000 principal amount plus additional securities that are payable in cash or shares of common stock, of $105.00 per $1,000 principal amount, plus accrued and unpaid interest, if any, to the redemption date, if the closing price of our common stock has exceeded 150% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days. The additional securities to induce the debt conversion are charged as a period expense and are classified as debt conversion premium in the statement of operations. The notes are also redeemable in part or in total at any time after October 17, 2003 at certain redemption prices dependent upon the date of redemption if the closing price of our common stock has exceeded 120% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days. Interest is payable semi-annually on April 17 and October 17. The notes are unsecured obligations, which rank junior in right of payment to all of our existing and future senior debt.

    Also, in October 2000, we entered into privately negotiated agreements with certain holders of our outstanding 5.0% convertible subordinated notes due 2007 and sold in February 2000 providing for the conversion of our notes into common stock in exchange for a cash payment. To date, we have secured agreements that provide for the conversion of $168.6 million aggregate principal amount of these outstanding 5.0% convertible subordinated notes into approximately 4.4 million shares of common stock for cash payments of approximately $25.5 million. These payments were expensed in the current period as a debt conversion premium. Approximately $61.4 million of these 5.0% convertible subordinated notes remain outstanding at December 31, 2000.

F–15

    In February 2000, we received approximately $222.4 million in net proceeds from the issuance of $230.0 million aggregate principal amount of convertible subordinated notes to certain qualified institutional buyers pursuant to an exemption under Rule 144A of the Securities Act of 1933, as amended. Interest on the notes accrues at a rate of 5.0% per year, subject to adjustment in certain circumstances. The notes will mature in 2007 and are convertible into shares of our common stock at a conversion price of $38.355 per share, subject to adjustment in certain circumstances. The notes are redeemable in part or in total at any time before February 8, 2003 at a debt conversion premium of $137.93 per $1000 principal amount, less any interest actually paid on the notes before the call for redemption, if the closing price of our common stock has exceeded 150% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days. We can redeem some or all of the notes at any time after February 8, 2003. Interest is payable semi-annually on August 8 and February 8. The notes are unsecured subordinated obligations which rank junior in right of payment to all of our existing and future Senior Debt.

    Also in February 2000, we entered into privately negotiated agreements with certain holders of our outstanding 6 3/4% convertible subordinated debentures sold in October and November 1999, providing for the conversion of approximately $100.7 million aggregate principal amount of the outstanding debentures into approximately 6.3 million shares of common stock for net payments of approximately $15.2 million. These payments were expensed in the current period as a debt conversion premium. Approximately $7.8 million of these 6 3/4% convertible subordinated debentures remain on the books at December 31, 2000. These debentures will mature in 2007 and are convertible into shares of our common stock at a conversion price of $16.01 per share, subject to adjustment in certain circumstances. The debentures are redeemable in part or in total at our option on or after October 13, 2002. Interest is payable semi-annually on April 13 and October 13. The debentures are unsecured subordinated obligations which rank junior in right of payment to all of our existing and future Senior Debt.

    Costs relating to the issuances of these notes and debentures are recorded as long-term assets and are amortized over the term of the debt. As of December 31, 2000, we had approximately $299 million in outstanding convertible subordinated debentures with a fair market value of approximately $338 million. The fair market was valued through quoted market prices.

Note 6—Commitments, Long-term Debt and Tenant Improvement Loan

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

F–16

    Future noncancelable commitments under operating leases and the tenant improvement loan at December 31, 2000 are as follows:

	Operating Leases	Tenant Improvement Loan
	(in thousands)
Years ending December 31,
2001	$2,000	$503
2002	2,492	503
2003	2,336	503
2004	2,273	503
2005	2,342	503
2006 and thereafter	16,879	5,467

Total minimum payments required	$28,322	$7,981

Less amount representing interest		(3,091)

Present value of future payments		4,890
Less current portion		(41)

Non-current portion		$4,849

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

    The future minimum lease payments under the terms of this lease agreement are as follows:

(in thousands)
Years ending December 31,
2001	$3,792
2002	5,508
2003	5,619
2004	5,731
2005	5,846
2006 and thereafter	73,976

Total minimum payments required	$100,472

F–17

Note 7—Stockholders' Equity

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

F–18

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

    A summary of activity under the 2000 Equity Incentive Plan, the Non-employee Directors' Stock Option Plan and the 2000 Non-officer Equity Incentive Plan is as follows:

		Options Outstanding
	Options Available For Grant	Number of Shares	Exercise Price Per Share	Weighted-Average Exercise Price Per Share
	(in thousands, except per share information)
Balance at December 31, 1997	1,914	4,702	$0.01-17.63	$6.74
Shares authorized	3,100	—	—	—
Options granted	(2,138)	2,138	0.01-17.07	14.08
Options exercised	—	(348)	0.03-11.38	4.35
Options canceled	166	(166)	2.78-17.63	10.95

Balance at December 31, 1998	3,042	6,326	0.01-17.63	9.24
Shares authorized	2,500	—	—	—
Options granted	(3,150)	3,150	0.01-20.94	13.58
Options exercised	—	(248)	0.01-17.06	6.3
Options canceled	122	(122)	5.01-17.06	13.23

Balance at December 31, 1999	2,514	9,106	0.01-20.94	10.76
Shares authorized	5,500	—	—	—
Options granted	(4,283)	4,283	0.01-61.63	33.62
Shares awarded	(57)	—	—	—
Options exercised	—	(2,173)	0.01-42.50	8.40
Options canceled	280	(280)	7.25-60.88	28.07

Balance at December 31, 2000	3,954	10,936	$0.01-61.63	$19.79

    At December 31, 2000, 1999 and 1998, options were exercisable to purchase 2.9 million, 3.0 million and 2.1 million shares at weighted-average exercise prices of $11.27, $7.46 and $5.68 per share, respectively.

F–19

    Weighted average fair value of options granted during the year ended December 31, 2000, 1999 and 1998, was $34.20, $14.17 and $14.21, respectively. The following table provides information regarding Inhale's stock option plans as of December 31, 2000.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Number	Weighted-Average Exercise Price Per Share
	(in thousands)			(in thousands)
$0.01-0.03	227	$0.01	8.0	47	$0.02
0.11-1.39	103	0.63	2.9	103	0.63
2.78-9.81	1,827	6.50	5.1	1,225	5.64
10.94-38.53	7,453	19.18	8.5	1,524	16.35
40.19-61.63	1,326	46.37	9.6	25	42.78

$0.01-61.63	10,936	$19.79	7.9	2,924	$11.27

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

	2000	1999	1998
Risk-free interest rate	6.4%	5.6%	4.8%
Dividend yield	0.0%	0.0%	0.0%
Volatility factor	0.688	0.600	0.700
Weighted average expected life	5 years	5 years	5 years

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

F–20

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period, generally five years. Our pro forma information follows (in thousands except for earnings per share):

	Years ended December 31,
	2000	1999	1998
Pro forma net loss	$(122,989)	$(48,077)	$(24,325)

Pro forma basic and diluted net loss per common share	$(2.93)	$(1.42)	$(0.78)

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

Note 8—Income Taxes

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

F–21

    Significant components of our deferred tax assets for federal and state income taxes as of December 31 are as follows:

	2000	1999
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$55,000	$28,500
Research and other credits	4,900	3,700
Capitalized research expenses	3,400	1,600
Deferred revenue	1,900	1,900
Depreciation	1,000	1,300
Other	1,900	2,100

Total deferred tax assets	68,100	39,100
Valuation allowance for deferred tax assets	(68,100)	(39,100)

Net deferred tax assets	$—	$—

    Because of our lack of earnings history, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $29.0 million and $14.5 million during the years ended December 31, 2000 and 1999, respectively.

Note 9—Statement of Cash Flows Data

	Years Ended December 31,
	2000	1999	1998
	(in thousands)
Supplemental disclosure of cash flows information:
Interest paid	$7,031	$470	$270

Supplemental schedule of non-cash investing and financing activities:
Deferred compensation related to the issuance of stock options	$1,162	$964	$576

Issuance of common stock in connection with technology	$—	$5,000	$—

Issuance of common stock and options in connection with licensing agreement	$—	$—	$284

Note 10—Subsequent Events (unaudited)

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

F–22

QuickLinks

INHALE THERAPEUTIC SYSTEMS, INC. 2000 AMENDED ANNUAL REPORT ON FORM 10-K/A TABLE OF CONTENTS
PART IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
INHALE THERAPEUTIC SYSTEMS, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS