Form 10-Q
period 2002-03-31
INHALE THERAPEUTIC SYSTEMS INC
filed 2002-05-15
CIK 906709

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2002

or,

☐	TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

        The number of outstanding shares of the registrant's Common Stock, $0.0001 par value, was 55,199,484 as of April 30, 2002.

INHALE THERAPEUTIC SYSTEMS, INC.
INDEX

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INHALE THERAPEUTIC SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share information)

	March 31, 2002	December 31, 2001
	(unaudited)	*
ASSETS
Current assets:
Cash and cash equivalents	$50,729	$30,814
Short-term investments	307,724	313,542
Accounts receivable	4,478	4,487
Other current assets	11,237	11,998

Total current assets	374,168	360,841
Property and equipment, net	143,961	142,352
Marketable equity securities	591	721
Goodwill	133,856	131,588
Other intangibles assets, net	18,850	22,245
Deposits and other assets	9,362	9,494

	$680,788	$667,241

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,203	$7,685
Accrued research and development	10,292	10,776
Accrued general and administrative	6,465	7,075
Accrued compensation	4,659	5,977
Accrued acquisition costs	566	2,046
Other accrued liabilities	4,259	3,172
Interest payable	5,964	4,588
Capital lease obligation—current	855	807
Deferred revenue	20,116	17,073

Total current liabilities	59,379	59,199
Capital lease obligation—noncurrent	31,673	31,909
Accrued rent	1,949	1,921
Convertible subordinated notes and debentures	299,149	299,149
Other long-term liabilities	4,389	4,750
Commitments and contingencies
Stockholders' equity:
Preferred Stock, 10,000 shares authorized
Series A, $0.0001 par value: 3,100 shares designated; no shares issued or outstanding at March 31, 2002 and December 31, 2001.	—	—
Convertible Series B, $0.0001 par value: 40 shares designated; 40 shares issued and outstanding at March 31, 2002. No shares issued or outstanding at December 31, 2001. Liquidation preference of $40,000 at March 31, 2002 and $0 at December 31, 2001.	40,000	—
Common stock, $0.0001 par value; 300,000 authorized; 55,184 shares and 55,094 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively.	6	5
Capital in excess of par value	712,571	712,039
Deferred compensation	(748)	(923)
Accumulated other comprehensive gain/(loss)	(647)	1,069
Accumulated deficit	(466,933)	(441,877)

Total stockholders' equity	284,249	270,313

	$680,788	$667,241

See accompanying notes.

(*)
The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date which are included in our Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission. This balance sheet does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

INHALE THERAPEUTIC SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)
(unaudited)

	Three Months Ended March 31,
	2002	2001
Contract research revenue	$21,301	$14,097
Product sales	5,445	—

Total revenue	26,746	14,097
Operating costs and expenses:
Cost of goods sold	1,890	—
Research and development	41,927	30,271
General and administrative	5,381	4,018
Purchased in-process research and development	—	62,660
Amortization of other intangible assets	1,127	326
Amortization of goodwill	—	2,753

Total operating costs and expenses	50,325	100,028

Loss from operations	(23,579)	(85,931)
Other income/(expense), net	(88)	(78)
Interest income	2,800	7,705
Interest expense	(4,189)	(2,737)

Net loss	$(25,056)	$(81,041)

Basic and diluted net loss per share	$(0.45)	$(1.59)

Shares used in computing basic and diluted net loss per share	55,143	51,078

See accompanying notes.

INHALE THERAPEUTIC SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase/(Decrease) in Cash and Cash Equivalents
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2002	2001
Cash flows used in operating activities:
Net loss	$(25,056)	$(81,041)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,111	2,373
Amortization of other intangible assets	1,127	326
Amortization of goodwill	—	2,753
Amortization of debt issuance costs	317	513
Amortization of deferred compensation	175	274
Issuance of common stock for retirement plans	249	—
Stock-based compensation for services rendered	30	232
Purchased in-process research and development	—	62,660
Changes in assets and liabilities:
Increase/(decrease) in accounts receivable, other current assets, and other assets	1,128	(2,169)
Decrease in accounts payable and other accrued liablities	(2,885)	(73)
Increase in deferred revenue	2,775	1,299

Net cash used in operating activities	(19,029)	(12,853)

Cash flows from investing activities:
Purchases of short-term investments	(94,714)	(209,294)
Sales of short-term investments	40,408	44,611
Maturities of short-term investments	57,995	140,158
Purchases of property and equipment	(4,720)	(10,119)
Acquisition of Bradford, net of cash acquired	—	(14,805)

Net cash used in investing activities	(1,031)	(49,449)

Cash flows from financing activities:
Proceeds from loan and capital lease financing	—	3,699
Payments of loan and capital lease obligations	(279)	(186)
Issuance of preferred stock	40,000	—
Issuance of common stock, net of issuance costs	254	2,819

Net cash provided by financing activities	39,975	6,332

Net (decrease)/ increase in cash and cash equivalents	19,915	(55,970)
Cash and cash equivalents at beginning of period	30,814	136,012

Cash and cash equivalents at end of period	$50,729	$80,042

See accompanying notes.

INHALE THERAPEUTIC SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
(unaudited)

Note 1—Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

        We are working to become the world's leading drug delivery company by providing a portfolio of technologies and expertise that will enable our pharmaceutical partners to improve drug performance throughout the drug development process. To fulfill these needs, we are developing several technologies. The first enables inhalation of delivery of a range of drugs, including peptides, proteins and small molecules for treatment of systemic and respiratory diseases. The second technology, advanced PEGylation, is designed to enhance the efficacy and performance of most major drug classes, including macromolecules such as peptides and proteins and smaller sized molecular compounds, and other drugs. A third technology uses a proprietary processing method known as supercritical fluids processing to develop drug formulations for multiple types of drug delivery.

        In an effort to capitalize on what we believe is a growing market need for performance-enabling drug delivery technologies, we expanded our technology offerings by acquiring Shearwater Corporation ("Shearwater") and Bradford Particle Design Ltd. ("Bradford") in 2001. These acquisitions have added two additional technologies, advanced PEGylation and Solution Enhanced Dispersion by Supercritical Fluids ("SEDS™") to our portfolio.

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

        The accompanying unaudited condensed consolidated financial statements of Inhale have been prepared by management in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of March 31, 2002, the condensed consolidated statements of operations for the three-month periods ended March 31, 2002 and 2001, and the consolidated statements of cash flows for the three-month periods ended March 31, 2002 and 2001 have been prepared by us without audit, but include all adjustments (consisting only of normal recurring adjustments) which we consider necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Although we believe that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the SEC.

        Results for any interim period presented are not necessarily indicative of results for any other interim period or for the entire year.

        Certain prior year amounts have been reclassified to conform to the 2002 presentation.

Principles of Consolidation

        Our consolidated financial statements include the accounts of the parent company, Inhale Germany, Inhale UK, the financial statements of a real estate partnership created to finance and manage construction of our new lab and office facility, and the accounts of Bradford and Shearwater, acquired during the 2001 fiscal year.

Significant Concentrations

        Cash equivalents and investments are financial instruments that potentially subject us to concentration of risk to the extent of the amounts recorded in the consolidated balance sheet. We limit our concentration of risk by diversifying our investment amount among a variety of industries and issuers. Our professional portfolio managers adhere to this investment policy as approved by our Board of Directors.

        We have not experienced significant credit losses from our accounts receivable or collaborative research agreements, and none are currently expected. We perform a regular review of our customer activity and associate credit risks and do not require collateral from our customers.

        In addition, we are dependent on our partners, vendors and contract manufacturers to provide raw materials, drugs and devices of appropriate quality and reliability and to meet applicable regulatory requirements. Consequently, in the event that supplies are delayed or interrupted for any reason, our ability to develop our products could be impaired, which could have a material adverse effect on our business, financial condition and results of operation.

        We are dependent on Pfizer and Aventis as the source of a significant proportion of our revenue. In the event that these collaborations are terminated, our ability to develop and supply our products could be impaired, which could have a material adverse effect on our business, financial condition and results of operation.

        Should the Pfizer collaboration be discontinued prior to the launch of inhaleable insulin, we will need to find alternative funding sources to replace the collaborative revenue and will need to reassess the realizability of certain costs capitalized in connection with the commercial scale-up. Additionally, we may have contingent payments to our contract manufacturers to reimburse them for their capital outlay to the extent that they cannot re-deploy their assets.

Cash, Cash Equivalents and Investments

        We consider all highly liquid investments with a maturity from date of purchase of three months or less to be cash equivalents. Cash and cash equivalents include demand deposits held in banks, interest bearing money market funds and repurchase agreements. All other investments are classified as short-term investments. Short-term investments consist of federal and municipal government securities, corporate bonds and commercial paper with A1 or P1 short-term ratings and A+ or better long-term ratings with remaining maturities at date of purchase of greater than 90 days and less than two years.

        At March 31, 2002, all investments are designated as available-for-sale and are carried at fair value, with material unrealized gains and losses, if any, reported in stockholders' equity as accumulated other comprehensive gain/loss. The amortized cost of securities is adjusted for amortization of material premiums and accretion of discounts to maturity. Such amortization, if any, is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities, if any, are included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

Inventories

        Inventories are included in the other current assets on the balance sheet and consist primarily of raw materials, work-in-process and finished goods of our Shearwater subsidiary. Inventory is stated at the lower of cost (first-in, first-out method) or market, and consist of the following (in thousands):

	March 31, 2002	December 31, 2001
Raw materials	$2,231	$1,805
Work-in process	1,042	513
Finished goods	404	883

	$3,677	$3,201

Property and Equipment

        Property and equipment are stated at cost. Major improvements are capitalized, while maintenance and repairs are expensed when incurred. Laboratory and other equipment are depreciated using the straight-line method over estimated useful lives of three to seven years. Vehicles are depreciated using the straight-line method over an estimated useful life of five years. Leasehold improvements and buildings, which are subject to the terms of a build-to-suit lease, are depreciated using the straight-line method over the shorter of the estimated useful life or the remaining term of the lease.

        We have expensed certain plant design, engineering and validation costs based on our evaluation that it is unclear whether such costs are ultimately recoverable.

Goodwill

        On January 1, 2002, in accordance with a new accounting standard, we stopped amortizing goodwill and adopted a new policy for measuring goodwill for impairment. No impairment of goodwill was recognized in connection with the adoption of this new policy. We currently operate as a single reporting unit and all of our goodwill is associated with the entire company. Under our new policy, goodwill is tested for impairment at least annually, or on an interim basis if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of the reporting unit below its carrying value. Goodwill is tested for impairment using a two-step approach. The first step is to compare the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired and the second step is not required. If the fair value of the reporting unit is less than its carrying amount, the second step of the impairment test measures the amount of the impairment loss, if any. The second step of the impairment test is to compare the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. The implied fair value of goodwill is calculated in the same manner that goodwill is calculated in a business combination, whereby the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price. The excess "purchase price" over the amounts assigned to assets and liabilities would be the implied fair value of goodwill.

Other Intangible Assets

        Acquired technology and other intangible assets with definite useful lives are amortized on a straight-line basis over a period of five years. Intangible assets are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value. Other intangible assets includes proprietary technology, intellectual property, and supplier and customer relationships acquired from third parties or in business combinations.

Comprehensive Gain/Loss

        Comprehensive loss is comprised of net loss and other comprehensive gain/loss for the three-months ended March 31, 2002 and 2001. Other comprehensive gain included unrealized gains/losses on available-for-sale securities and translation adjustments (in thousands):

	March 31,
	2002	2001
Net loss	$(25,056)	$(81,041)
Change in net unrealized gains/(losses) on available-for-sale securities	(1,568)	(5,108)
Translation adjustment	(148)	(103)

Comprehensive loss	$(26,772)	$(86,252)

Stock-Based Compensation

        As permitted by the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, we continue to follow Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for our employee stock option plans. Under APB 25, if the exercise price of our employee stock options equals or exceeds the fair market value of the underlying stock on the date of grant as determined by the closing price of our common stock as quoted on the Nasdaq Stock Market, no compensation expense is recognized.

        Stock compensation expense for options granted to non employees has been determined in accordance with SFAS 123 and Emerging Issues Task Force No. 96-18 as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The fair value of options granted to non employees is remeasured as the underlying options vest.

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

        Contract research revenue from one partner represented 60% and 74% of our revenue for the three-months ended March 31, 2002 and March 31, 2001, respectively. Costs of contract research revenue approximate such revenue and are included in research and development expenses.

        Product sales relate to sales of PEGylated derivatives. Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable, and collectability is reasonably assured. Allowances, if any, are established for estimated product returns and discounts.

Research and Development

        Research and development costs are expensed as incurred and include salaries, benefits, and other operating costs. We perform research and development for others pursuant to feasibility agreements and development and license agreements. Under these feasibility agreements, we are generally reimbursed for the cost of work performed. Feasibility agreements are designed to evaluate the applicability of our technologies to a particular molecule and therefore are generally completed in less than one year. Under our development and license agreements, our partners generally receive an exclusive license to develop, use and sell a dry powder formulation and a suitable delivery device to be developed by us for one or more of our partner's macromolecule drugs. Under these development agreements, we will be reimbursed for development costs and may also be entitled to milestone payments when and if certain development milestones are achieved. All of our research and development agreements are generally cancelable by the partner without significant financial penalty.

Net Loss Per Share

        Basic and diluted net loss per common share is computed in accordance with SFAS No. 128, Earnings Per Share. Accordingly, the weighted average number of common shares outstanding are used while common stock issuable upon the conversion of debt and common stock equivalents for stock options and warrants are not included in the per share calculation as the effect of their inclusion would be antidilutive.

Note 2—Goodwill and Other Intangible Assets

        Goodwill and other intangible assets consist of the following (in thousands):

	March 31, 2002	December 31, 2001
Goodwill	$156,694	$153,834
Accumulated amortization	(22,838)	(22,246)

Net goodwill	133,856	131,588

Assembled workforce	—	2,860
Core technology	8,100	8,100
Developed product technology	2,900	2,900
Intellectual property	7,301	7,301
Supplier and customer relations	5,140	5,140

Total other intangible assets	23,441	26,301
Accumulated amortization of other intangible assets	(4,591)	(4,056)

Net other intangible assets	18,850	22,245

Net goodwill and other intangibles	$152,706	$153,833

        Amortization expense related to intangible assets totaled $1.1 million and $0.3 million during the three months ended March 31, 2002 and 2001. The estimated aggregate future amortization expense for intangible assets remaining as of March 31, 2002 is as follows (in thousands):

Remainder of 2002	$3,380
2003	4,507
2004	4,507
2005	4,507
2006	1,949

Total	$18,850

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

        In accordance with a new accounting standard adopted on January 1, 2002, we stopped amortizing goodwill. The following pro forma information for the three months ended March 31, 2001 presents net loss and loss per common share adjusted to exclude goodwill amortization expense of $2.8 million recognized during the period (in thousands):

March 31, 2001
Net loss:
As reported	$(81,041)
Pro forma	(78,288)
Basic and diluted, net loss per common share:
As reported	$(1.59)
Pro forma	(1.53)

Note 3—Business Acquisitions

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

        The unaudited pro forma results of our operations is presented for illustrative purposes only and is not necessarily indicative of the operating results or financial positions that would have occurred if the transactions had been consummated at the dates indicated, nor is it necessarily indicative of future operating results or financial position of the combined companies and should not be construed as representative of these amounts for any future dates or periods.

        The following unaudited pro forma results of operations of Inhale for the quarter ended March 31, 2001 assumes the acquisition of Bradford Particle Design and Shearwater has been accounted for using the purchase method of accounting as of January 1, 2001 and assumes the purchase price has been allocated to the assets purchased and the liabilities assumed based on fair values at the date of acquisition. Pro forma results of operation include the adoption of SFAS 142 as of January 1, 2001 (unaudited, in thousands, except per share information).

	Pro Forma Three Months Ended March 31,
	2002	2001
Total revenues	$26,746	$16, 384
Net loss	$(25,056)	$(23,762)
Net loss per share	$(0.45)	$(0.49)

Note 4—Contingencies

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

Note 5—Preferred Stock

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

Series B Convertible Preferred Stock

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

        In the event of our Company's liquidation, dissolution or winding down, either voluntary or involuntary, following the payment of any distributions due the holders of any class of capital stock or series of preferred stock that ranks senior to the Series B Preferred Stock, the holders of the Series B Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of our assets or surplus funds to the holders of our Common Stock or any class of capital stock or series of preferred stock that does not rank senior to or on parity with the Series B Preferred Stock, an amount per share (as adjusted for any combinations, consolidations, stock distributions or stock dividends with respect to the Series B Preferred Stock) equal to up to $1,000.

Note 6—Supplemental Cash Flow Data (in thousands):

	Three months ended March 31,
	2002	2001
Supplemental disclosure of cash flows information:
Interest paid	$1,535	$1,535
Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock in connection with acquisitions	$—	$5,576
Non-cash disclosure related to acquisition of Bradford Particle Design:
Tangible assets acquired, net of cash	$—	$2,100
Purchased in-process research and development	—	62,660
Goodwill and other intangible assets acquired	—	80,108
Acquisition costs incurred	—	(4,000)
Liabilities assumed	—	(487)
Common stock and options issued	—	(125,576)

Cash paid for acquisition of Bradford Particle Design (net of cash received)	$—	$14,805

Note 7—Agreement with Alliance Pharmaceutical

        In March 2002, we announced the expansion of our agreement with Alliance Pharmaceutical Corp. regarding the PulmoSphere® particle and particle technology, aspects of which we initially acquired from Alliance in November 1999. The PulmoSphere® technology is a particle formation method designed to enhance the performance of drugs delivered via the lung in propellant-based metered-dose inhalers and dry powder inhalers. As a result of the supplemental agreement we have paid to Alliance $5.25 million in exchange for rights beyond inhaleable applications and other considerations, which was recorded as an expense in the three months ended March 31, 2002. Under the terms of the supplemental agreement, we have the right to use the PulmoSphere® technology for alternative methods of delivery in addition to inhaleable applications. Further, Alliance assigned five new patent applications covering methods of producing microparticles to us. Alliance retains the rights to use the technology on products to be instilled directly into the lung, and obtains the rights to commercialize up to four products administered with inhalers, two of which will be royalty-free. We will pay Alliance future milestone or royalty payments on a reduced number of products developed by us or our licenses utilizing the technology. In addition we have the right to purchase chemicals used in the production process for drugs using the PulmoSphere® technology.

Note 8—Cross Platform Strategic Alliance

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are working to become the world's leading drug delivery company by providing a portfolio of technologies and expertise that will enable our pharmaceutical partners to improve drug performance throughout the drug development process. We have been unprofitable since inception and expect to incur substantial operating losses over at least the next few years as we expand testing activities and manufacturing operations, and as we further expand our late stage clinical and early commercial production facility. Nonetheless, we do anticipate a decrease in un-funded research spending in the next three to five years, due to the combination of scale-up completion and infrastructure-shifting for inhaled insulin, and the anticipated partnering of Inhale-funded projects. To date, except for sales from three products using our advanced PEGylation technology, we have not sold any commercial products and do not anticipate receiving material revenue from product sales or royalties in the near future. For the period from inception through March 31, 2002, we incurred a cumulative net loss of approximately $466.9 million. The sources of our working capital have been equity offerings and convertible debt financings, financings of equipment acquisitions and tenant improvements, interest earned on investments of cash, and revenues from short-term research and feasibility agreements and development contracts. To date we have been primarily dependent upon equity and convertible debt financings to fund our working capital.

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

Recent Developments

        In March 2002, we announced the expansion of our agreement with Alliance Pharmaceutical Corp. regarding the PulmoSphere® particle and particle technology, aspects of which we initially acquired from Alliance in November 1999. The PulmoSphere® technology is a particle formation method designed to enhance the performance of drugs delivered via the lung in propellant-based metered-dose inhalers and dry powder inhalers. As a result of the supplemental agreement we have paid to Alliance $5.25 million in exchange for rights beyond inhaleable applications and other considerations. Under the terms of the supplemental agreement, we have the right to use the PulmoSphere® technology for alternative methods of delivery in addition to inhaleable applications. Further, Alliance assigned five new patent applications covering methods of producing microparticles to us. Alliance retains the rights to use the technology on products to be instilled directly into the lung, and obtains the rights to commercialize up to four products administered with inhalers, two of which will be royalty-free. We will pay Alliance future milestone or royalty payments on a reduced number of products developed by us or our licenses utilizing the technology. In addition we have the right to purchase chemicals used in the production process for drugs using the PulmoSphere® technology.

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

        In January 2002, we filed a Schedule TO with the SEC announcing our offer to certain Inhale employees to exchange certain options to purchase shares of our common stock granted prior to July 24, 2001 with exercise prices greater than or equal to $25.00 per share currently outstanding under Inhale's 2000 Non-Officer Equity Incentive Plan, as amended (the "Eligible Options"), for replacement options (the "Replacement Options") to purchase shares of common stock to be granted under our 2000 Non-Officer Plan Equity Incentive Plan. We conducted the exchange with respect to the Eligible Options on a one-for-two (1:2) basis. If an employee accepted this offer with respect to any Eligible Option, such employee also was obligated to exchange all options to acquire Inhale common stock granted to such employee on or after July 24, 2001 (the "Mandatory Exchange Options"). We conducted the exchange with respect to Mandatory Exchange Options on a one-for-one (1:1) basis. On March 18, 2002, we filed an Amendment No. 2 to Schedule TO announcing that 90 employees participated in the exchange offer, exchanging 1,217,500 Eligible Options and 78,170 Mandatory Exchange Options to purchase shares of our common stock. We intend to issue Replacement Options to purchase 686,920 shares of Common Stock on August 26, 2002 at an exercise price equal to the closing price of our common stock as reported on the Nasdaq National Market on the last market trading day prior to the date of grant.

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

Business Combinations

Purchased In-Process Research and Development ("IPR&D")

        IPR&D expense is determined based on an analysis using risk-adjusted cash flows expected to be generated by products that may result from in-process technologies purchased in connection with acquisitions or business combinations. This analysis includes forecasting future cash flows that are expected to result from the progress made on each in-process project prior to the purchase dates. Cash flows are estimated by first forecasting, on a product-by-product basis, net revenues expected from the sales of the first generation of each in-process project and risk adjusting these revenues to reflect the probability of advancing to the next stage of the FDA approval process. The forecast data in the analysis is based on internal product level forecast information maintained by management in the ordinary course of managing the business. The inputs used by management in analyzing IPR&D is based on assumptions, which management believes to be reasonable but which are inherently uncertain and unpredictable. These assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Appropriate operating expenses are deducted from forecasted net revenues or on a product-by-product basis to establish a forecast of net returns on the completed portion of the in-process technology. Finally, net returns are discounted to a present value using discount rates that incorporate the weighted average cost of capital relative to the biotech industry and our company as well as product specific risks associated with the purchased in-process research and development products. The product specific risk factors include the products phase of development, type of molecule under development, likelihood of regulatory approval, manufacturing process capability, scientific rationale, preclinical safety and efficacy data, target product profile, and development plan. In addition to the product specific risk factors, a discount rate is used for the purchase valuation, which represents a considerable risk premium to our weighted average cost of capital. The valuations used to estimate IPR&D require us to use significant estimates and assumptions that if changed, may result in a different valuation for IPR&D. Valuations for our acquisitions were completed by independent third-party consulting firms in accordance with SEC guidelines and reviewed with our external audit firm.

Impairment of Goodwill and Other Intangible Assets

        In July 2001, the Financial Accounting Standards Board ("FASB") issued two statements as a result of its deliberations on the business combinations project: Statement of Financial Accounting Standards ("SFAS") No. 141 on Business Combinations and SFAS 142 on Goodwill and Other Intangible Assets. SFAS 141 was effective for any business combinations initiated after June 30, 2001 and also include the criteria for the recognition of intangible assets separately from goodwill. SFAS 142 was effective for fiscal years beginning after December 15, 2001 and requires that goodwill not be amortized, but rather be subject to an impairment test at least annually. Separately identified and recognized intangible assets resulting from business combinations completed before July 1, 2001 that do not meet the new criteria for separate recognition of intangible assets will be subsumed into goodwill upon adoption. In addition, the useful lives of recognized intangible assets acquired in transactions completed before July 1, 2001 will be reassessed and the remaining amortization periods adjusted accordingly. Effective January 1, 2002, consistent with the new business combination accounting rules, assembled workforce was reclassified as goodwill and is subject to an impairment assessment. We periodically evaluate whether changes have occurred that would require revision of the remaining estimated useful life of these assets or otherwise render the assets unrecoverable. If such an event occurred, we would determine whether the goodwill or other intangible assets are impaired. To date, no such impairment losses have been recorded. Other intangible assets have been amortized on a straight line basis for the quarter ended March 31, 2002.

        In accordance with a new accounting standard adopted on January 1, 2002, the total for the three-months ended March 31, 2002 does not include amortization of goodwill and is comprised solely of amortization of intangible assets. The total for the three-months ended March 31, 2001 includes $0.3 million of amortization expense of other intangible assets and $2.8 million of amortization of goodwill. Had amortization of goodwill been continued beyond January 1, 2002, we would have recognized an additional $7.9 million in amortization expense during the three months ended March 31, 2002.

Accrued Liabilities

        Certain accrued liabilities reflect management's best estimates based on our specific historical experience and understanding of industry practice. We record a reserve for these matters when an adverse outcome is probable and the amount of the potential liability is reasonably estimable.

Results of Operations

Period ending March 31, 2002 and 2001

        Revenue was $26.7 million for the three-months ended March 31, 2002 compared to $14.1 million for the three-months ended March 31, 2001. Revenue increased 90% in 2002 from 2001 levels due to expansion of our existing collaborative agreement with Pfizer and revenues from our newly acquired subsidiaries in 2001. Pfizer represented approximately 60% of our revenues for the quarter ended March 31, 2002. Product sales through our Shearwater subsidiary accounted for 20% of revenues in the first quarter of 2002. Contract research revenue for the period ended March 31, 2002 and 2001 also included reimbursed research and development expenses as well as the amortization of deferred up-front signing and progress payments received from our collaborative partners. Contract revenues are expected to fluctuate from year to year, and future contract revenues cannot be predicted accurately. The level of contract revenues depends in part upon future success in obtaining new collaborative agreements, timely completion of feasibility studies, the continuation of existing collaborations and achievement of milestones under current and future agreements. Product sales are dependent upon regulatory approval of new products for sale and adoption of current products in the market and cannot be accurately predicted.

        Cost of goods sold is associated with product sales and was $1.9 million for the three-months ended March 31, 2002 based on product sales of $5.4 million from our Shearwater subsidiary during the quarter.

        Research and development expenses were $41.9 million for the three-months ended March 31, 2002, as compared to $30.3 million for the three-months ended March 31, 2001. The 39% increase in 2002 as compared to 2001 was primarily attributed to increased spending related to the development effort for both partner and internally funded programs, the scale-up of technologies and the continuing development of global manufacturing capabilities for both inhalation devices and drug powders in order to support inhaleable insulin clinical trials and preparation for commercial production, as well as the addition of Shearwater to our operations in the second quarter of 2001. In addition, we made a one-time payment of $5.3 million to Alliance for the rights beyond inhaleable applications for PulmoSphere® technology and other considerations. We expect un-funded research, development and process development spending to decrease in the next three to four years due to the combination of scale-up completion and infrastructure-shifting for inhaled insulin, and the anticipated partnering of Inhale-funded projects.

        General and administrative expenses were $5.4 million for the three-months ended March 31, 2002 as compared to $4.0 million for the three-months ended March 31, 2001. The 34% increase in general and administrative expenses was due primarily to increased support associated with our manufacturing and development efforts, including administrative staffing, business development and marketing, as well the addition of Shearwater to our operations during the second quarter of 2001.

        Amortization of other intangible assets expenses were $1.1 million for the three-months ended March 31, 2002 as compared to $0.3 million for the three-months ended March 31, 2001. The increase in 2002 as compared to 2001 was associated with the amortization of intangibles assets in connection with our acquisition of Shearwater in the second half of 2001.

        There were no amortization of goodwill expenses for the three-months ended March 31, 2002 as compared to $2.8 million for the three-months ended March 31, 2001. The decrease was associated with the adoption of new accounting standard with respect to business combinations. Goodwill and certain other intangible assets are no longer amortized and are subject to an impairment test at least annually. The useful lives of recognized intangible assets acquired in transactions will regularly be reassessed and the remaining amortization periods adjusted accordingly. We performed the required impairment tests of goodwill and other intangible assets as of January 1, 2002 and none of the assets were determined to be impaired. Consequently, no impairment charges were recorded for the three-months ended March 31, 2002.

        Other income/(expense) was unchanged at $0.1 million of expense for the three-months ended March 31, 2002 and 2001.

        Interest income was $2.8 million for the three-months ended March 31, 2002 as compared to $7.7 million for the three-months ended March 31, 2001. The 64% decrease in interest income in 2002 from 2001 was primarily due to our lower cash and investment balances and lower interest rates in the first quarter of 2002 as compared to the same period in 2001. Interest expense was $4.2 million for the three months ended March 31, 2002, as compared to $2.8 million for the three-months ended March 31, 2001. The 53% increase in interest expense primarily relates to the interest expense associated with our build-to-suit lease.

Purchased In-Process Research and Development ("IPR&D")

        IPR&D represents that portion of the purchase price of an acquisition related to the research and development activities which: (i) have not demonstrated their technological feasibility, and (ii) have no alternative future uses. During the quarter ended March 31, 2001, we incurred a charge of $62.7 million for IPR&D for the Bradford Particle Design acquisition. During the quarter ended March 31, 2002 we did not incur any IPR&D charges.

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

Liquidity and Capital Resources

        We have financed our operations primarily through public and private placements of our debt and equity securities, revenues from development contracts and short-term research and feasibility agreements, financing of equipment acquisitions and tenant improvements, and interest income earned on our investments of cash. We do not utilize off-balance sheet financing arrangements as a source of liquidity or financing. At March 31, 2002, we had cash, cash equivalents and short-term investments of approximately $358.5 million.

        Our operations used cash of $19.0 million in the three-months ended March 31, 2002 as compared to $12.8 million for the corresponding period in 2001. These amounts differed from our net operating losses in these periods due to several factors. Depreciation expense increased to $3.1 million for the three-months ended March 31, 2002 from $2.4 million for the three-months ended March 31, 2001, due to the inclusion of Shearwater and the build-to-suit lease with our real estate partnership lessor. In addition, the increase in accounts receivable, other current assets, and other assets is largely due to the addition of Shearwater's inventory of $3.7 million for the three-months ended March 31, 2002. Amortization of other intangible assets increased for the three-months ended March 31, 2002 as compared to the three-months ended March 31, 2001, due to the amortization of intangible assets acquired in connection with the acquisition of Shearwater. We did not incur any amortization expense of goodwill for the three-months ended March 31, 2002 due to the adoption of SFAS 142; however, we had amortization of goodwill expense of $2.8 million in the three-months ended March 31, 2001. We did not incur any purchased in-process research and development for the three-months period ended March 31, 2002; however we did incur charges of $62.7 million for the three-months ended March 31, 2001 associated with our acquisition of Bradford Particle Design.

        Cash flows used in investing activities were $1.0 million for the three-months ended March 31, 2002 as compared to $49.4 million for the three-months ended March 31, 2001. We purchased property and equipment of approximately $4.7 million and $10.1 million during the quarters ended March 31, 2002 and 2001, respectively. The decrease in purchased property and equipment in 2002 as compared to 2001, reflects completion of the second phase of construction of a new San Carlos lab and office facility, offset by continued investment in our commercial manufacturing facilities, including device manufacturing at third-party contract manufacturers, and expansion of our San Carlos powder processing facilities.

        Also, in connection with our acquisition of Bradford Particle Design, we paid net cash of $14.8 million for the three-months ended March 31, 2001, which represents cash paid to Bradford Particle Design shareholders of $20.4 million, net of Bradford Particle Design's cash balance of $5.6 million. The remainder of the Bradford Particle Design acquisition was non-cash in nature.

        Cash flows from financing activities were $40.0 million for the three-months ended March 31, 2002 as compared to $6.3 million for the three-months ended March 31, 2001. The increase in 2002 was related to our strategic alliance with Enzon entailing a $40.0 million investment in our preferred stock (see Note 8—Cross Platform Strategic Alliance).

        Research and development expenses should continue at current levels or higher through the next couple of years and are associated with three general categories: (i) collaborative agreements under which spending is reimbursed by our partners; (ii) spending attributed to internally funded programs, and (iii) scale-up and infrastructure costs associated with commercial operations for our drug and third-party device manufacturing. We expect our cash requirements to continue at a comparable rate due to expected activities in these areas. Research and development costs will be dependent upon the number of collaborative agreements we are engaged in, the number of Inhale funded projects and the timing of our transition to commercial manufacturing of our San Carlos operations. In addition, we expect expenses associated with personnel and personnel related costs, purchases of capital equipment, investments in technologies, inhalation device prototype construction and facilities to increase or decrease depending upon the needs and progress of our business.

RISK FACTORS

        The following risk factors should be read carefully in connection with evaluating our business. Any of the following risks could materially and adversely affect our business, operating results or financial condition.

If our drug delivery technologies are not commercially feasible, then our revenues and results of operations will be impacted negatively.

        We are in an early stage of development. There is a risk that our drug delivery technologies will not be commercially feasible. Even if our drug delivery technologies are commercially feasible, they may not be commercially accepted across a range of large and small molecule drugs. We have tested 12 drug formulations using our inhaleables technology in humans, but many of our potential formulations have not been tested in clinical trials. We are currently using the advanced PEGylation technology platform we recently acquired through our acquisition of Shearwater in the development of 30 drugs. While we have incorporated our PEGylation technology in three products that the FDA approved for use and in two products that our partners have submitted for approval to the FDA through a NDA, many of the drug formulations with which we are incorporating this technology are in the early stages of feasibility testing or human clinical trials. We recently acquired our SEDS(TM) supercritical fluids technology through our acquisition of Bradford Particle Design, which is also primarily in an early stage of feasibility. This technology represents a new method of manufacturing drug particles and is still in research and development, with only one formulation having entered human clinical testing.

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

        We may not be able to identify and produce powdered or other formulations of drugs that retain the physical and chemical properties needed to work effectively with our delivery device for deep lung delivery using our inhaleables technology or through other methods of drug delivery using our other drug delivery technologies. Formulation stability is the physical and chemical stability of the drug over time and under various storage, shipping and usage conditions. Formulation stability will vary with each drug formulation and the type and amount of ingredients that are used in the formulation. Since our drug formulation technology is new and largely unproven, we do not know if our drug formulations will retain the physical and chemical properties of injected drugs. Problems with powdered drug stability in particular would negatively impact our ability to develop and market products using our inhaleables or SEDS(TM) technologies or obtain regulatory approval of such products.

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

        In October 2001, Eli Lilly and Company, our collaborative partner with respect to a Phase I program for an inhaleable product for the treatment of osteoporosis, Fortéo(TM), notified us that the program will not be funded in 2002. Lilly further informed us that other than on-going stability work, additional activities with respect to the program will be suspended. In January 2002, Biogen, our collaborative partner with respect to a Phase I program for an inhaleable product for the treatment of multiple sclerosis, announced that it does not plan to further develop inhaleable Avonex® for multiple sclerosis at this time. If the collaborative programs with Lilly or Biogen are not reinitiated, or other significant collaborations are suspended or terminated, our ability to successfully commercialize certain of our proposed products would be significantly and negatively impacted. If these efforts fail, our product development or commercialization of products could be delayed.

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

Advanced PEGylation and SEDS(TM) Technologies

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

        We are aware of other companies engaged in developing and commercializing pulmonary drug delivery and formulation systems, as well as drug delivery technologies similar to the SEDS(TM) technology and the advanced PEGylation technology we are developing through our acquisitions of Bradford Particle Design and Shearwater, respectively. Some of our competitors with regard to inhaleables technology include AeroGen, Inc., Alkermes, Inc. and Aradigm Corporation. Aerogen and Aradigm are working on liquid drug delivery systems, and Alkermes is working on a dry powder delivery system. Our competitors with regard to advanced PEGylation technology include Valentis, Inc., Mountain View Pharmaceuticals, Inc. and SunBio PEG-SHOP, as well as several pharmaceutical and biotechnology companies with in-house PEGylation expertise. Some of our competitors with regard to SEDS(TM) technology include Alkermes, Battelle Memorial Institute, Ethypharm SA, Ferro Corp., Lavipharm SA, Phasex Corporation and RxKinetics. Some of these companies license or provide the technology to other companies, while others are developing the technology for internal use. Many of these companies have greater research and development capabilities, experience, manufacturing, marketing, financial and managerial resources than we do and represent significant competition for us. Acquisitions of or collaborations with competing drug delivery companies by large pharmaceutical companies could enhance our competitors' financial, marketing and other resources. Accordingly, our competitors may succeed in developing competing technologies, obtaining regulatory approval for products or gaining market acceptance before us. Developments by others could make our products or technologies uncompetitive or obsolete. Our competitors may introduce products or processes competitive with or superior to ours.

If any of our patents are invalid or pending patents are not valid, then we may lose key intellectual property right protection. If our products infringe on third-party's rights, then we will suffer adverse effects on our ability to develop and commercialize products as well as our revenues and results of operations.

        We have filed patent applications covering certain aspects of our inhalation device, powder processing technology, powder formulations and deep lung route of delivery for certain molecules as well as for our advanced PEGylation and SEDS(TM) supercritical fluids technologies, and we plan to file additional patent applications. We currently have 284 issued U.S. and foreign patents that cover certain aspects of our technology and we have a number of patent applications pending. There is a risk that many of the patents applied for will not issue, or that any patents that issue or have issued will not be valid and enforceable. Enforcing our patent rights would be time consuming and costly.

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

        We have never been profitable and, through March 31, 2002 we have an accumulated deficit of approximately $466.9 million. We expect to continue to incur substantial and potentially increasing over at least the next few years as we expand our research and development efforts, testing activities and manufacturing operations, and as we further expand our late stage clinical and early commercial production facility. Many of our potential products are in the early stages of development except for our three approved products using our PEGylation technology. Except for our approved advanced PEGylation technology products, we have generated no revenues from approved product sales. Our revenues to date have consisted primarily of payments under short-term research and feasibility agreements and development contracts. To achieve and sustain profitable operations, we must, alone or with others, successfully develop, obtain regulatory approval for, manufacture, introduce, market and sell products using our deep lung and other drug delivery technologies. There is risk that we will not generate sufficient product or contract research revenue to become profitable or to sustain profitability.

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

        Our stock price is volatile. In the last twelve-month period ending April 30, 2002, based on closing prices on the Nasdaq National Market, our stock price ranged from $7.87 to $35.47. We expect it to remain volatile. A variety of factors may have a significant effect on the market price of our common stock, including:

  •
  fluctuations in our operating results;

  •
  announcements of technological innovations or new therapeutic products;

  •
  announcement or termination of collaborative relationships by us or our competitors;

  •
  governmental regulation;

  •
  clinical trial results or product development delays;

  •
  developments in patent or other proprietary rights;

  •
  public concern as to the safety of drug formulations developed by Inhale or others; and

  •
  general market conditions

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

        As of March 31, 2002, we had approximately $335.2 million in long-term obligations. Our substantial indebtedness has and will continue to impact us by:

  •
  increasing our interest expense and related debt service costs;

  •
  making it more difficult to obtain additional financing; and

  •
  constraining our ability to react quickly in an unfavorable economic climate.

        Currently, we are not generating sufficient cash flow to satisfy the annual debt service payments on our outstanding subordinated convertible debentures and subordinated convertible notes. This may require us to use a portion of the proceeds from the sales of these securities to pay interest or borrow additional funds or sell additional equity to meet our debt service obligations. If we are unable to satisfy our debt service requirements, substantial liquidity problems could result, which would negatively impact our future prospects. As of March 31, 2002 we had cash, cash equivalents and short-term investments valued at approximately $358.5 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes in the reported market risks since December 31, 2001.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

        On January 8, 2002, we announced that we had formed a broad strategic alliance with Enzon, Inc. that included entering into a settlement agreement with Enzon whereby the two companies agreed to settle the patent infringement suit related to Enzon's branded PEG technology filed in 1998 by Enzon against Shearwater. Under the terms of this agreement, Enzon received a $3 million payment from Inhale to cover expenses incurred in connection with defending the branched PEG patents and Inhale will receive licensing access to the patents under a cross-license agreement.

Item 2. Changes in Securities and Use of Proceeds

Sale of Series B Preferred Stock to Enzon

        In connection with the formation of the strategic alliance referenced above, Inhale and Enzon also entered into a Preferred Stock Purchase Agreement (the "Purchase Agreement") effective January 7, 2002, pursuant to which Inhale sold to Enzon and Enzon purchased from Inhale forty thousand (40,000) shares of non-voting Series B Convertible Preferred Stock (the "Preferred Stock") at a purchase price of one thousand dollars ($1,000) per share of Preferred Stock for an aggregate purchase price of forty million dollars ($40,000,000). The Preferred Stock was issued in a private placement exempt from the registration requirements of the Securities Act of 1933 (the "Act") pursuant to an exemption under Section 4(2) of the Act.

        Pursuant to the Certificate of Designation filed with the Secretary of State of Delaware on January 7, 2002, the Preferred Stock does not have voting rights and the consent of the holders of the Preferred Stock is not required (except to the extent required by law or otherwise expressly stated in the Certificate of Designation) for taking any corporate action. The Preferred Stock is convertible, in whole or in part, into that number of shares of common stock (the "Conversion Shares") equal to the quotient of $1,000 per share divided by the Conversion Price. The "Conversion Price" shall initially be equal to $22.79 per share or 125% of the Closing Price and at no time can the Preferred Stock convert into shares of Common Stock at a discount to the Closing Price. The "Closing Price" equals $18.23 per share and was based upon the average of the Company's closing bid prices as listed on the Nasdaq National Market for the twenty (20) trading days preceding the date of the closing of the transaction.

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

        To the extent not previously converted, the Preferred Stock will automatically convert into shares of our Common Stock, based on the then effective Conversion Price, upon the earliest of (i) the fourth anniversary of the Original Issue Date; (ii) immediately prior to an Asset Transfer or Acquisition (as defined in the Certificate of Designation); or (iii) with the consent of the holders of a majority of the then outstanding Series B Preferred Stock immediately prior to a liquidation, dissolution or winding up of Inhale. In the event of an automatic conversion pursuant to an Asset Transfer, Acquisition or liquidation, the adjustment mechanism described above will be applied immediately prior to the automatic conversion. Pursuant to the terms of the Purchase Agreement, we have agreed to register the shares of common stock issuable upon conversion of the Preferred Stock for resale under certain circumstances.

Stock Option Exchange Program

        On January 25, 2002, we filed a Schedule TO with the SEC announcing our offer to certain Inhale employees to exchange certain options to purchase shares of our common stock granted prior to July 24, 2001 with exercise prices greater than or equal to $25.00 per share currently outstanding under Inhale's 2000 Non-Officer Equity Incentive Plan, as amended (the "Eligible Options"), for replacement options (the "Replacement Options") to purchase shares of common stock to be granted under our 2000 Non-Officer Plan Equity Incentive Plan. We conducted the exchange with respect to the Eligible Options on a one-for-two (1:2) basis. If an employee accepted this offer with respect to any Eligible Option, such employee also was obligated to exchange all options to acquire Inhale common stock granted to such employee on or after July 24, 2001 (the "Mandatory Exchange Options"). We conducted the exchange with respect to Mandatory Exchange Options on a one-for-one (1:1) basis. On March 18, 2002, we filed an Amendment No. 2 to Schedule TO announcing that 90 employees participated in the exchange offer, exchanging 1,217,500 Eligible Options and 78,170 Mandatory Exchange Options to purchase shares of our common stock. We intend to issue Replacement Options to purchase 686,920 shares of common stock on August 26, 2002 at an exercise price equal to the closing price of our common stock as reported on the Nasdaq National Market on the last market trading day prior to the date of grant.

Item 3. Defaults upon Senior Securities—None

Item 4. Submission of Matters to a Vote of Security Holders—None

Item 5. Other Information—None

Item 6. Exhibits and Reports on Form 8-K

  (a)
  The following exhibits are filed here with or incorporated by reference:

Exhibit Number		Exhibit Index
2.1	(1)	Agreement and Plan of Merger by and between Inhale Therapeutic Systems, a California corporation, and Inhale Therapeutic Systems (Delaware), Inc., a Delaware corporation.
2.2	(15)	Recommended Offer, dated December 21, 2000, by Cazenove & Co. on behalf of Inhale Therapeutic Systems, Inc. for Bradford Particle Design plc.
2.3	(20)	Agreement and Plan of Merger and Reorganization, dated May 22, 2001, by and among Inhale Therapeutic Systems, Inc., Shearwater Corporation, Square Acquisition Corp., J. Milton Harris and Puffinus, L.P.
2.4	(20)	Amendment to Agreement and Plan of Merger and Reorganization, dated June 21, 2001, by and among Inhale Therapeutic Systems, Inc., Shearwater Corporation, Square Acquisition Corp., J. Milton Harris and Puffinus, L.P.
3.1	(1)	Certificate of Incorporation of Inhale Therapeutic Systems, Inc.
3.2	(1)	Bylaws of Inhale Therapeutic Systems, Inc.
3.3	(13)	Certificate of Amendment of the Amended Certificate of Incorporation of Inhale Therapeutic Systems, Inc.
3.4	(19)	Certificate of Designation of Series A Junior Participating Preferred Stock of Inhale Therapeutic Systems, Inc.

3.5	(24)	Certificate of Designation of Series B Convertible Preferred Stock of Inhale Therapeutic Systems, Inc.
4.1		Reference is made to Exhibits 3.1, 3.2, 3.3., 3.4 and 3.5.
4.2	(2)	Restated Investor Rights Agreement, dated April 29, 1993, as amended October 29, 1993, by and among Inhale Therapeutic Systems, Inc. and certain other persons named therein.
4.3	(3)	Stock Purchase Agreement, dated January 18, 1995, by and between Inhale Therapeutic Systems, Inc. and Pfizer Inc.
4.4	(8)	Form of Purchase Agreement, dated January 28, 1997, by and among Inhale Therapeutic Systems, Inc. and the individual Purchasers.
4.5	(9)	Stock Purchase Agreement, dated December 8, 1998, by and between Inhale Therapeutic Systems, Inc. and Capital Research and Management Company.
4.6	(11)	Purchase Agreement, dated October 6, 1999, by and among Inhale Therapeutic Systems, Inc., Lehman Brothers Inc., Deutsche Bank Securities Inc. and U.S. Bancorp Piper Jaffray Inc.
4.7	(11)	Resale Registration Rights Agreement, dated October 13, 1999, by and among Inhale Therapeutic Systems, Inc., Lehman Brothers Inc., Deutsche Bank Securities Inc. and U.S. Bancorp Piper Jaffray Inc.
4.8	(11)	Indenture, dated October 13, 1999, by and between Inhale Therapeutic Systems, Inc., as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.
4.9	(11)	Form of Inhale Registration Rights Agreement, dated January 25, 2000, by and between Inhale Therapeutic Systems, Inc. and Selling Shareholder.
4.10	(12)	Purchase Agreement, dated February 2, 2000, by and among Inhale Therapeutic Systems, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Lehman Brothers Inc. and U.S. Bancorp Piper Jaffray Inc.
4.11	(12)	Resale Registration Rights Agreement, dated February 8, 2000, by and among Inhale Therapeutic Systems, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Lehman Brothers Inc. and U.S. Bancorp Piper Jaffray Inc.
4.12	(12)	Indenture, dated February 8, 2000, by and between Inhale Therapeutic Systems, Inc., as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.
4.13	(13)	Specimen common stock certificate.
4.14	(14)	Specimen warrants to purchase shares of common stock.
4.15	(16)	Purchase Agreement, dated October 11, 2000, by and among Inhale Therapeutic Systems, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Lehman Brothers Inc. and U.S. Bancorp Piper Jaffray Inc.
4.16	(16)	Resale Registration Rights Agreement, dated October 17, 2000, by and among Inhale Therapeutic Systems, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities, Inc., Lehman Brothers Inc. and U.S. Bancorp Piper Jaffray Inc.
4.17	(16)	Indenture, dated October 17, 2000, by and between Inhale Therapeutic Systems, Inc., as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.
4.18	(19)	Rights Agreement, dated as of June 1, 2001, by and between Inhale Therapeutic Systems, Inc. and Mellon Investor Services LLC.
4.19	(19)	Form of Right Certificate.

4.20	(24)	Stock Purchase Agreement, dated January 7, 2002, by and between Inhale Therapeutic Systems, Inc. and Enzon, Inc.
10.1	(6)	Inhale Therapeutic Systems, Inc.'s 1994 Non-Employee Directors' Stock Option Plan, as amended.
10.2	(2)	Inhale Therapeutic Systems, Inc.'s 1994 Employee Stock Purchase Plan, as amended and restated.
10.3	(2)	Standard Industrial Lease, dated September 17, 1992, as amended September 18, 1992, by and between Inhale Therapeutic Systems, Inc. and W.F. Batton & Co., Inc.
10.4	(2)	Addendum IV to Lease dated September 17, 1992, dated April 1, 1994, by and among Inhale Therapeutic Systems, Inc., W.F. Batton and Marie A. Batton.
10.5	(5)	Amendment Agreement Number One to Lease dated September 17, 1992, dated October 20, 1995, by and between Inhale Therapeutic Systems, Inc. and W.F. Batton & Co., Inc.
10.6	(5)	Amendment Agreement Number Two to Lease dated September 17, 1992, dated November 15, 1995, by and among Inhale Therapeutic Systems, Inc., W.F. Batton and Marie A. Batton, Trustees of the W.F. Batton and Marie A. Batton Trust UTA dated January 12, 1998 ("Batton Trust").
10.7	(10)	Amendment Agreement Number Three to Lease dated September 17, 1992, dated February 14, 1996, by and between Inhale Therapeutic Systems, Inc. and Batton Trust.
10.8	(10)	Amendment Agreement Number Four to Lease dated September 17, 1992, dated September 15, 1996, by and between Inhale Therapeutic Systems, Inc. and Batton Trust.
10.9	(2)	Sublicense Agreement, dated September 13, 1991, by and between Inhale Therapeutic Systems, Inc. and John S. Patton.
10.10	(4)	Stock Purchase Agreement, dated March 1, 1996, by and between Inhale Therapeutic Systems, Inc. and Baxter World Trade Corporation.
10.11	(7)	Sublease and Lease Agreement, dated October 2, 1996, by and between Inhale Therapeutic Systems, Inc. and T.M.T. Associates L.L.C. ("Landlord").
10.12	(10)	First Amendment to Sublease and Lease Agreement dated October 2, 1996, dated October 30, 1996, by and between Inhale Therapeutic Systems, Inc. and Landlord.
10.13	(10)	Letter Agreement amending Sublease and Lease Agreement dated October 2, 1996, dated April 9, 1997, by and between Inhale Therapeutic Systems, Inc. and Landlord.
10.14	(10)	Third Amendment to Sublease and Lease Agreement dated October 2, 1996, dated April 16, 1997, by and between Inhale Therapeutic Systems, Inc. and Landlord.
10.15	(10)	Fourth Amendment to Sublease and Lease Agreement dated October 2, 1996, dated November 5, 1997, by and between Inhale Therapeutic Systems, Inc. and Landlord.
10.16	(12)	Sublease, dated November 3, 1999, by and between Webvan Group, Inc., as sublessor, and Inhale Therapeutic Systems, Inc., as sublessee.
10.17	(14)	Inhale Therapeutic Systems, Inc.'s 2000 Equity Incentive Plan, as amended.
10.18	(14)	Inhale Therapeutic Systems, Inc.'s Stock Option Agreement issued in accordance with Inhale Therapeutic Systems, Inc.'s 2000 Equity Incentive Plan, as amended.

10.19	(14)	Agreement for the Contribution of 201 Industrial Road Project, made and entered into as of September 14, 2000, by and among Inhale Therapeutic Systems, Inc., Inhale 201 Industrial Road, L.P., a California limited partnership and Bernardo Property Advisors, Inc., a California corporation.
10.20	(14)	Agreement of Limited Partnership of Inhale 201 Industrial Road., L.P., a California limited partnership, made and entered into September 14, 2000, by and among SCIMED PROP III, Inc., a California corporation, as general partner, 201 Industrial Partnership, a California general partnership, as limited partner and Inhale Therapeutic Systems, Inc., as limited partner.
10.21	(14)	Build-To-Suit Lease, made and entered into as of September 14, 2000, by and between Inhale 201 Industrial Road, L.P., a California limited partnership, as Landlord, and Inhale Therapeutic Systems, Inc., as Tenant.
10.22	(14)	Amendment to Lease, dated October 3, 2000, by and between Inhale 201 Industrial Road, L.P., a California limited partnership, as Landlord, and Inhale Therapeutic Systems, Inc., as Tenant.
10.23	(14)	Parking Lease Agreement, entered into as of September 14, 2000, by and between Inhale 201 Industrial Road, L.P., a California limited partnership, as Landlord, and Inhale Therapeutic Systems, Inc., as Tenant.
10.24	(23)	Inhale Therapeutic Systems, Inc.'s 2000 Non-Officer Equity Incentive Plan.
10.25	(17)	Inhale Therapeutic Systems, Inc.'s Stock Option Agreement issued in accordance with Inhale Therapeutic Systems, Inc.'s 2000 Non-Officer Equity Incentive Plan.
10.26	+(18)	Manufacturing and Supply Agreement by and among Inhale Therapeutic Systems, Inc., Tech Group North America and Bespak Europe, LTD.
10.27	(21)	The Bradford Particle Design plc Approved Employee Share Option Scheme.
10.28	(21)	Form of The Bradford Particle Design plc Approved Employee Share Option Scheme Option Certificate.
10.29	(21)	The Bradford Particle Design plc Unapproved Employee Share Option Scheme.
10.30	(21)	Form of The Bradford Particle Design plc Unapproved Employee Share Option Scheme Option Certificate.
10.31	(21)	Form of Agreement Granting an Enterprise Management Incentives Option.
10.32	(21)	Agreement Granting Options, dated November 5, 1999, by and between Mr. Joseph F. Bohan and Bradford Particle Design plc.
10.33	(21)	Agreement Granting Options, dated October 27, 2000, by and between Mr. Joseph F. Bohan and Bradford Particle Design plc.
10.34	(22)	Shearwater Corporation 1996 Nonqualified Stock Option Plan.
10.35	(22)	Amendment, effective May 22, 1998, to the 1996 Nonqualified Stock Option Plan of Shearwater Corporation.
10.36	(22)	Second Amendment, effective February 26, 2000, to the 1996 Nonqualified Stock Option Plan of Shearwater Corporation.
10.37	(22)	Third Amendment, effective October 5, 2000, to the 1996 Nonqualified Stock Option Plan of Shearwater Corporation.
10.38	(22)	Fourth Amendment, effective June 22, 2001, to the 1996 Nonqualified Stock Option Plan of Shearwater Corporation.

10.39	(22)	Form of Shearwater Corporation Nonqualified Stock Option Agreement.
10.40	(22)	Form of June 2001 Amendment to Shearwater Corporation Nonqualified Stock Option Agreement.
10.41	(25)	Inhale Therapeutic Systems, Inc. 401(k) Retirement Plan.
10.42	(25)	Non-Standardized Adoption Agreement No. 001 for use with Inhale Therapeutic Systems, Inc. 401(k) Retirement Plan.

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

(24)
Incorporated by reference to Inhale Therapeutic Systems, Inc.'s Current Report on Form 8-K, filed on January 8, 2002.

(25)
Incorporated by reference to Inhale Therapeutic Systems, Inc.'s Registration Statement on Form S-8 (No. 333-76638), filed on January 11, 2002.

(b)
Reports on Form 8-K for the three month period ending March 31, 2002:

        Current Report on Form 8-K, filed January 8, 2002, announcing that Inhale and Enzon, Inc. had formed a broad strategic alliance that included a product development collaboration between the parties, a grant by Enzon to Inhale of certain technology licensing rights, the purchase by Enzon of approximately $40 million of Inhale non-voting convertible preferred stock and an agreement to settle an outstanding patent infringement suit related to Enzon's branched PEG technology.

        Current Report on Form 8-K, filed March 19, 2002, announcing that Inhale and Alliance Pharmaceutical Corp. had expanded their agreement regarding the PulmoSphere® particle processing technology, aspects of which Inhale initially acquired from Alliance in November 1999.

SIGNATURES

        Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Carlos, County of San Mateo, State of California on May 15, 2002.

By:	/s/ AJIT S. GILL Ajit S. Gill Chief Executive Officer, President and Director
By:	/s/ BRIGID A. MAKES Brigid A. Makes Vice President, Finance and Administration, Chief Financial Officer and Assistant Secretary

QuickLinks

INHALE THERAPEUTIC SYSTEMS, INC. INDEX
  PART I: FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
INHALE THERAPEUTIC SYSTEMS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except per share information)
INHALE THERAPEUTIC SYSTEMS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share information) (unaudited)
INHALE THERAPEUTIC SYSTEMS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS Increase/(Decrease) in Cash and Cash Equivalents (in thousands) (unaudited)
INHALE THERAPEUTIC SYSTEMS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2002 (unaudited)
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