Form 10-Q
period 2002-06-30
INHALE THERAPEUTIC SYSTEMS INC
filed 2002-08-14
CIK 906709

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2002

or,

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

        The number of outstanding shares of the registrant's Common Stock, $0.0001 par value, was 55,314,314 as of July 31, 2002.

INHALE THERAPEUTIC SYSTEMS, INC.
INDEX

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

INHALE THERAPEUTIC SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share information)

	June 30, 2002	December 31, 2001
	(unaudited)	*
ASSETS
Current assets:
Cash and cash equivalents	$25,628	$30,814
Short-term investments	310,272	313,542
Accounts receivable	4,848	4,487
Other current assets	13,542	11,998

Total current assets	354,290	360,841
Property and equipment, net	144,031	142,352
Marketable equity securities	329	721
Goodwill	132,021	133,856
Other intangible assets, net	17,723	19,977
Deposits and other assets	8,611	9,494

Total assets	$657,005	$667,241

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,929	$7,685
Accrued research and development	7,584	10,776
Accrued general and administrative	6,798	7,075
Accrued compensation	6,020	5,977
Accrued acquisition costs	—	2,046
Other accrued liabilities	4,356	3,172
Interest payable	4,588	4,588
Capital lease obligation—current	904	807
Deferred revenue	20,656	17,073

Total current liabilities	57,835	59,199
Capital lease obligation—noncurrent	31,804	31,909
Accrued rent	1,997	1,921
Convertible subordinated notes and debentures	299,149	299,149
Other long-term liabilities	4,048	4,750
Commitments and contingencies
Stockholders' equity:
Preferred Stock, 10,000 shares authorized
Series A, $0.0001 par value: 3,100 shares designated; no shares issued or outstanding at June 30, 2002 and December 31, 2001.	40,000	—
Convertible Series B, $0.0001 par value: 40 shares designated; 40 shares issued and outstanding at June 30, 2002. No shares issued or outstanding at December 31, 2001. Liquidation preference of $40,000 at June 30, 2002 and $0 at December 31, 2001.	—	—
Common stock, $0.0001 par value; 300,000 authorized; 55,263 shares and 55,094 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively.	6	5
Capital in excess of par value	713,239	712,039
Deferred compensation	(613)	(923)
Accumulated other comprehensive gain	1,290	1,069
Accumulated deficit	(491,750)	(441,877)

Total stockholders' equity	262,172	270,313

Total liabilities and stockholders' equity	$657,005	$667,241

(*)
The balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date which are included in our Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission. This balance sheet does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

INHALE THERAPEUTIC SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)
(unaudited)

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2002	2001	2002	2001
Contract research revenue	$18,828	$16,799	$40,129	$30,896
Product sales	3,423	—	8,868	—

Total revenue	22,251	16,799	48,997	30,896
Operating costs and expenses:
Cost of goods sold	1,673	—	3,563	—
Research and development	36,551	34,059	78,478	64,330
General and administrative	5,575	4,420	10,956	8,438
Purchased in-process research and development	—	83,600	—	146,260
Amortization of other intangible assets	1,127	432	2,254	758
Amortization of goodwill	—	4,024	—	6,777

Total operating costs and expenses	44,926	126,535	95,251	226,563

Loss from operations	(22,675)	(109,736)	(46,254)	(195,667)
Other income/(expense), net	(599)	(262)	(687)	(340)
Interest income	2,488	7,314	5,287	15,019
Interest expense	(4,031)	(3,110)	(8,219)	(5,847)

Net loss	$(24,817)	$(105,794)	$(49,873)	$(186,835)

Basic and diluted net loss per share	$(0.45)	$(2.05)	$(0.90)	$(3.64)

Shares used in computing basic and diluted net loss per share	55,216	51,607	55,197	51,330

See accompanying notes

INHALE THERAPEUTIC SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase/(Decrease) in Cash and Cash Equivalents
(in thousands)
(unaudited)

	Six-Months Ended June 30,
	2002	2001
Cash flows used in operating activities:
Net loss	$(49,873)	$(186,835)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,144	5,624
Amortization of other intangible assets	2,254	758
Amortization of goodwill	—	6,777
Amortization of debt issuance costs	633	944
Amortization of deferred compensation	310	532
Issuance of common stock for retirement plans	512	—
Stock-based compensation for services rendered	312	480
Purchased in-process research and development	—	146,260
Loss on impairment of marketable equity securities	392	—
Changes in assets and liabilities:
(Increase) in accounts receivable, other current assets, and other assets	(907)	(700)
Increase/(decrease) in accounts payable and other accrued liablities	(2,537)	579
Increase in deferred revenue	3,609	11,986

Net cash used in operating activities	(39,151)	(13,595)

Cash flows from investing activities:
Purchases of short-term investments	(149,541)	(167,820)
Sales of short-term investments	54,768	89,989
Maturities of short-term investments	97,328	263,233
Purchases of property and equipment	(10,320)	(18,286)
Acquisition of Shearwater, net of cash acquired	1,542	(67,246)
Acquisition of Bradford, net of cash acquired	—	(14,805)

Net cash provided by/(used in) investing activities	(6,223)	85,065

Cash flows from financing activities:
Proceeds from loan and capital lease financing	171	11,424
Payments of loan and capital lease obligations	(360)	(378)
Issuance of preferred stock	40,000	—
Issuance of common stock, net of issuance costs	377	4,614

Net cash provided by financing activities	40,188	15,660

Net (decrease)/increase in cash and cash equivalents	(5,186)	87,130
Cash and cash equivalents at beginning of period	30,814	136,012

Cash and cash equivalents at end of period	$25,628	$223,142

See accompanying notes.

INHALE THERAPEUTIC SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002
(unaudited)

Note 1—Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

        We are working to become the world's leading drug delivery company by providing a portfolio of technologies and expertise that will enable our pharmaceutical partners to improve drug performance throughout the drug development process. To fulfill these needs, we are providing several technologies. The first technology enables inhalation of delivery of a range of drugs, including peptides, proteins and small molecules for treatment of systemic and respiratory diseases. The second technology, advanced PEGylation, is designed to enhance the efficacy and performance of most major drug classes, including macromolecules such as peptides and proteins and smaller sized molecular compounds, and other drugs. A third technology, solution enhanced dispersion by supercritical fluids (SEDS™), uses a proprietary processing method known as supercritical fluids processing to develop drug formulations for multiple types of drug delivery.

        Our consolidated financial statements include the financial statements of our subsidiaries: Shearwater Corporation ("Shearwater"), Bradford Particle Design Ltd. ("Bradford"), Inhale Therapeutic Systems Deutschland Gmbh ("Inhale Germany") and Inhale Therapeutic Systems, U.K. Limited ("Inhale UK"), as well as the financial statements of a real estate partnership lessor.

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

        The accompanying unaudited condensed consolidated financial statements of Inhale have been prepared by management in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of June 30, 2002, the condensed consolidated statements of operations for the three-month periods and the six-month periods ended June 30, 2002 and 2001, and the consolidated statements of cash flows for the six-month periods ended June 30, 2002 and 2001 have been prepared by us without audit, but include all adjustments (consisting only of normal recurring adjustments) which we consider necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Although we believe that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the SEC.

Use of Estimates

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

Reclassifications

        Certain prior year amounts have been reclassified to conform to the 2002 presentation.

Principles of Consolidation

        Our consolidated financial statements include the accounts of the parent company, Inhale Germany, Inhale UK, the financial statements of a real estate lessor created to finance and manage construction of our new lab and office facility, and the accounts of Bradford and Shearwater, acquired during the 2001 fiscal year. All significant intercompany accounts and transactions are eliminated in consolidation.

Significant Concentrations

        Cash equivalents and short-term investments are financial instruments that potentially subject us to concentration of risk to the extent of the amounts recorded in the consolidated balance sheet. We limit our concentration of risk by diversifying our investment amount among a variety of industries and issuers. Our professional portfolio managers adhere to this investment policy as approved by our Board of Directors.

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

        We are dependent on Pfizer as the source of a significant proportion of our revenue. In the event that this collaboration is terminated, our ability to develop and supply our products could be impaired, which could have a material adverse effect on our business, financial condition and results of operation.

        Should the Pfizer collaboration be discontinued prior to the launch of inhaleable insulin, we will need to find alternative funding sources to replace the collaborative revenue and will need to reassess the realizability of assets capitalized. Additionally, we may have contingent payments to our contract manufacturers to reimburse them for their capital outlay to the extent that they cannot re-deploy their assets and may incur additional liabilities.

Cash, Cash Equivalents and Short-term Investments

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

        At June 30, 2002, all investments are designated as available-for-sale and are carried at fair value, with material unrealized gains and losses, if any, reported in stockholders' equity as accumulated other comprehensive gain/loss. The amortized cost of securities is adjusted for amortization of material premiums and accretion of discounts to maturity. Such amortization, if any, is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities, if any, are included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

Inventories

        Inventories are included in other current assets on the balance sheet and consist primarily of raw materials, work-in-process and finished goods of our Shearwater subsidiary. Inventory is stated at the lower of cost (first-in, first-out method) or market, and consists of the following (in thousands):

	June 30, 2002	December 31, 2001
Raw materials	$2,944	$1,805
Work-in process	289	513
Finished goods	1,382	883

	$4,615	$3,201

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

Goodwill

        On January 1, 2002, in accordance with Statement of Financial Accounting Standards ("SFAS") No 142, Goodwill and Other Intangible Assets, we stopped the periodic amortization of goodwill and adopted a new policy for measuring goodwill for impairment. No impairment of goodwill was recognized in connection with the adoption of this new policy. We currently operate as a single reporting unit and all of our goodwill is associated with the entire company. Under our new policy, goodwill is tested for impairment at least annually, or on an interim basis if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of the reporting unit below its carrying value. Goodwill is tested for impairment using a two-step approach. The first step is to compare the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired and the second step is not required. If the fair value of the reporting unit is less than its carrying amount, the second step of the impairment test measures the amount of the impairment loss, if any. The second step of the impairment test is to compare the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. The implied fair value of goodwill is calculated in the same manner that goodwill is calculated in a business combination, whereby the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price. The excess "purchase price" over the amounts assigned to assets and liabilities would be the implied fair value of goodwill.

        SFAS No. 142 requires the disclosure of the effect on net income of the application of this Statement for all periods presented in our Annual Report on Form 10-K for the year ended December 31, 2001. Please see "Note 2—Goodwill and Other Intangible Assets," for further discussion.

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

Impairment of Long-Lived Assets

        We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. Recoverability of assets to be held and used, including assets to be disposed of other than by sale, are measured by a comparison of the carrying amount of any asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be sold are reported at the lower of the carrying amount or fair value less cost to sell.

Comprehensive Gain/Loss

        Comprehensive gain/loss is comprised of net loss and other comprehensive gain/loss for the three-month and six-month periods ended June 30, 2002 and 2001. Other comprehensive gain/loss included unrealized gains/losses on available-for-sale securities and translation adjustments (in thousands):

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2002	2001	2002	2001
Net loss	$(24,817)	$(105,794)	$(49,873)	$(186,835)
Change in net unrealized gains/losses on available-for-sale securities	1,074	(2,753)	(494)	(7,758)
Net unrealized loss reclassified into earnings	392		392
Translation adjustment	471	153	323	50

Comprehensive loss	$(22,880)	$(108,394)	$(49,652)	$(194,543)

Stock-Based Compensation

        As permitted by the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, we account for our employee stock options in accordance with Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees and related interpretations. Under APB 25, if the exercise price of our employee stock options equals or exceeds the fair market value of the underlying stock on the date of grant as determined by the closing price of our common stock as quoted on the Nasdaq Stock Market, no compensation expense is recognized.

        Stock compensation expense for options granted to non employees has been determined in accordance with SFAS 123 and Emerging Issues Task Force No. 96-18 as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The fair value of options granted to non employees is remeasured as the underlying options vest.

Revenue Recognition

        Contract revenue from collaborative research agreements is recorded when earned based on the performance requirements of the contract. Revenue from non-refundable upfront license fees and certain guaranteed payments where we continue involvement through collaborative development are deferred and recognized as revenue over the period of continued involvement. Payments received from milestone achievements are deferred and recorded as revenue over the next period of continued development. Revenue from grants and feasibility arrangements are recognized as the related costs are incurred. Our research revenue consists of reimbursement of development costs, reimbursement of certain expenses, payment of clinical supplies and amortization of milestones.

        Costs of contract research revenue approximate such revenue and are included in research and development expenses. Product sales are recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable, and collectability is reasonably assured. Allowances, if any, are established for estimated product returns and discounts.

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

Segment Reporting

        We report segments in accordance with SFAS No 131, Disclosures About Segments of an Enterprise and Related Information. SFAS 131 requires the use of a management approach in identifying segments of an enterprise. We are organized and operate as one operating unit.

        Our research revenue is derived primarily from clients in the pharmaceutical industry. Contract research revenue from one partner represented 62% and 74% of our revenue for the three-months ended June 30, 2002 and June 30, 2001, respectively, and 61% and 74% for the six-months ended June 30, 2002 and 2001, respectively. Product sales relate to sales by our Shearwater subsidiary of manufactured PEGylated products.

        Our accounts receivable balance contains trade receivables from product sales, feasibility agreements and collaborative research agreements. At June 30, 2002, two of our partners represented 27% of our accounts receivable balance, and no one partner had a balance greater than 10% of accounts receivable balance at December 31, 2001.

Net Loss Per Share

        Basic and diluted net loss per common share is computed in accordance with SFAS No. 128, Earnings Per Share. Accordingly, the weighted average number of common shares outstanding are used while common stock issuable upon the conversion of debt, outstanding preferred stock and common stock equivalents for stock options and warrants are not included in the per share calculation as the effect of their inclusion would be antidilutive.

Note 2—Goodwill and Other Intangible Assets

        Goodwill and other intangible assets consist of the following (in thousands):

	June 30, 2002	December 31, 2001
Goodwill	$154,859	$156,694
Accumulated amortization	(22,838)	(22,838)

Net goodwill	132,021	133,856

Other intangible assets:
Core technology	8,100	8,100
Developed product technology	2,900	2,900
Intellectual property	7,301	7,301
Supplier and customer relations	5,140	5,140

Total other intangible assets	23,441	23,441
Accumulated amortization of other intangible assets	(5,718)	(3,464)

Net other intangible assets	17,723	19,977

Net goodwill and other intangibles	$149,744	$153,833

        The goodwill balance decreased from December 31, 2001, due to certain purchase price adjustments related to our acquisition of Shearwater.

        Amortization expense related to other intangible assets totaled $1.1 million and $0.4 million during the three months ended June 30, 2002 and 2001, respectively. The estimated aggregate future amortization expense for other intangible assets remaining as of June 30, 2002 is as follows (in thousands):

Remainder of 2002	$2,253
2003	4,507
2004	4,507
2005	4,507
2006	1,949

Total	$17,723

        In accordance with SFAS 142 adopted on January 1, 2002, we stopped the periodic amortization of goodwill. SFAS 142 requires disclosure of the effect of the application of this Statement on all periods presented in our Annual Report on Form 10-K for the year ended December 31, 2001. The following table shows the reconciliation of reported net loss adjusted for the adoption of SFAS 142 for each of the five years in the period ended December 31, 2001, and three-month and six-month periods ended June 30, 2001 (unaudited, in thousands, except per share data):

	Three-Months Ended June 30,	Six-Months Ended June 30,	Years Ended December 31,
	2001	2001	2001	2000	1999	1998	1997
Reported net loss	$(105,794)	$(186,835)	$(250,008)	$(97,403)	$(38,448)	$(18,356)	$(9,983)
Add back: Goodwill amortization	3,954	6,661	21,886	312	48
Add back: Assembled workforce amortization	70	116	593	—	—	—	—

Adjusted net loss	$(101,770)	$(180,058)	$(227,529)	$(97,091)	$(38,400)	$(18,356)	$(9,983)

Basic net loss per share:
Reported net loss	$(2.05)	$(3.64)	$(4.71)	$(2.32)	$(1.13)	$(0.58)	$(0.36)
Add back: Goodwill amortization	0.08	0.13	0.41	0.01	—	—	—
Add back: Assembled workforce amortization	0.00	0.00	0.01	—	—	—	—

Adjusted net loss	$(1.97)	$(3.51)	$(4.28)	$(2.31)	$(1.13)	$(0.58)	$(0.36)

Note 3—Business Acquisitions

        Bradford and Shearwater's results of operations included in the following pro forma financial information are derived from their unaudited financial statements for the years ended December 31, 2001 and 2000, respectively. Bradford's financial statements have been adjusted, where appropriate, to present their financial position and results of operations in accordance with accounting principles generally accepted in the United States. The unaudited pro forma net loss and loss per share amounts do not include the charges for purchased research and development of approximately $146.3 million, due to its non-recurring nature, but includes the amortization of other intangible assets.

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

        The following unaudited pro forma results of operations of Inhale for the six-months ended June 30, 2001 assumes the acquisition of Bradford and Shearwater has been accounted for using the purchase method of accounting as of January 1, 2001 and assumes the purchase price has been allocated to the assets purchased and the liabilities assumed based on fair values at the date of acquisition. Pro forma results of operation include the adoption of SFAS 142 as of January 1, 2001 (unaudited, in thousands, except per share information).

	Pro Forma Six-Months Ended June 30,
	2002	2001
Total revenues	$48,997	$37,124
Net loss	$(49,873)	$(106,942)
Net loss per share	$(0.90)	$(1.96)

Note 4—Contingencies

        In August 2000, we entered into supply agreements with two contract manufacturers to provide for the manufacturing of our inhalation device. Under the terms of the agreements, we may be obligated to reimburse both parties for the actual undepreciated and unrecovered portion of any equipment procured or facilities established and the interest accrued for their capital overlay in the event that inhaleable insulin does not gain FDA approval to the extent that the contract manufacturers cannot re-deploy the assets. At the present time, it is not possible to estimate the loss that will occur should inhaleable insulin not be approved.

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

Note 6—Supplemental Cash Flow Data (in thousands):

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2002	2001	2002	2001
Supplemental disclosure of cash flows information:
Interest paid	$4,286	$4,286	$5,821	$5,821
Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock in connection with acquisitions	$—	$—	$—	$5,576
Non-cash disclosure related to acquisition of Bradford Particle Design:
Tangible assets acquired, net of cash	$—	$—	$—	$2,100
Purchased in-process research and development	—	—	—	62,660
Goodwill and other intangible assets acquired	—	—	—	80,108
Acquisition costs incurred	—	—	—	(4,000)
Liabilities assumed	—	—	—	(487)
Common stock and options	—	—	—	(125,576)

Cash paid for acquisition of Bradford Particle Design (net of cash received)	$—	$—	$—	$14,805

Non-cash disclosure related to acquisition of Shearwater:
Tangible assets acquired, net of cash	$—	$15,212	$—	$15,212
Purchased in-process research and development	—	83,600	—	83,600
Goodwill and other intangible assets acquired	(1,542)	94,619	(1,542)	94,619
Acquisition costs incurred	—	(5,417)	—	(5,417)
Liabilities assumed	—	(6,528)	—	(6,528)
Common stock and options	—	(114,240)	—	(114,240)

Cash paid for acquisition of Shearwater (net of cash received)	$(1,542)	$67,246	$(1,542)	$67,246

Note 7—Agreement with Alliance Pharmaceutical

        In March 2002, we announced the expansion of our agreement with Alliance Pharmaceutical Corp. regarding the PulmoSphere® particle and particle technology, aspects of which we initially acquired from Alliance in November 1999. The PulmoSphere® technology is a particle formation method designed to enhance the performance of drugs delivered via the lung in propellant-based metered-dose inhalers and dry powder inhalers. As a result of the supplemental agreement we have paid to Alliance $5.25 million in exchange for rights beyond inhaleable applications and other considerations, which was recorded as an expense in the three-months ended March 31, 2002. Under the terms of the supplemental agreement, we have the right to use the PulmoSphere® technology for alternative methods of delivery in addition to inhaleable applications. Further, Alliance assigned five new patent applications covering methods of producing microparticles to us. Alliance retains the rights to use the technology on products to be instilled directly into the lung, and obtains the rights to commercialize up to four products administered with inhalers, two of which will be royalty-free. We will pay Alliance future milestone or royalty payments on a reduced number of products developed by us or our licenses utilizing the technology. In addition we have the right to purchase chemicals used in the production process for drugs using the PulmoSphere® technology.

Note 8—Cross Platform Strategic Alliance

        In January 2002, we announced a strategic alliance with Enzon that includes an agreement making us solely responsible for licensing Enzon's PEG patents, an option for Enzon to license our PEGylation patents, an agreement to explore the development of non-invasive delivery of single-chain antibody products via the pulmonary route and settlement of a patent infringement litigation originally filed by Enzon against Shearwater. As part of this broad alliance, we entered into a collaboration to develop three products using our Inhance™ inhaleables technology and/or SEDS™ technology. Under the terms of this collaboration, we will be responsible for the development of drug formulations for the agreed upon pharmaceutical agents as well as clinical and commercial manufacturing of the drug formulation and device combination. Enzon will be responsible for the clinical development and worldwide commercialization of the system. Inhale will receive research and development funding, milestone payments as the program progresses through further clinical testing, and royalty payments once the product is commercialized. As part of this alliance, Enzon made a $40.0 million investment in our preferred stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We are working to become the world's leading drug delivery company by providing a portfolio of technologies and expertise that will enable our pharmaceutical partners to improve drug performance throughout the drug development process. We have been unprofitable since inception and expect to incur substantial operating losses over at least the next few years as we expand testing activities and manufacturing operations, and as we further expand our late stage clinical and early commercial production facility. Nonetheless, we do anticipate a decrease in unfunded research spending in the next three to five years, due to the combination of the completion of scale up and commercial readiness spending, the shifting of infrastructure spending to cost of goods sold for commercial product sales, and the anticipated partnering of Inhale-funded projects. To date, except for sales from three products using our advanced PEGylation technology, we have not sold any commercial products and do not anticipate receiving material revenue from product sales or royalties in the near future. For the period from inception through June 30, 2002, we incurred a cumulative net loss of approximately $491.8 million. The sources of our working capital have been equity offerings and convertible debt financings, financings of equipment acquisitions and tenant improvements, interest earned on investments of cash, and revenues from short-term research and feasibility agreements and development contracts. To date we have been primarily dependent upon equity and convertible debt financings to fund our working capital.

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

Recent Developments

        In July 2002, we announced an additional collaboration with Chiron Corporation. Based on feasibility work completed by us, we will develop under this recently announced collaboration an inhaled powdered version of PA2794, a proprietary Chiron antibiotic from a class commonly used to treat pulmonary infections.

        In July 2002, a product using our PEGylation technology was granted priority review by the U.S. Food and Drug Administration (FDA). The FDA has granted a six-month Priority Review Status of the Biologics License Application (BLA) and New Drug Application (NDA) for Roche's combination therapy of PEGASYS® (PEGinterferon alfa-2a) and Roche ribavirin tablets, for the treatment of chronic hepatitis C in patients without cirrhosis and with cirrhosis with compensated liver disease.

        In June 2002, we named inhaleable leuprolide, a peptide, as our first collaborative project in connection with a strategic alliance with Enzon, Inc. announced in January 2002. In November 2001, we announced positive results from a first in human clinical study of inhaleable leuprolide. The 12-person European study suggested that clinical doses of leuprolide could be given as once-a-day single inhalations.

        In June 2002, we also announced that a product using our PEGylation technology, Regeneron's PEGylated AXOKINE(R) for the treatment of obesity, had entered the clinical trials. In addition, Confluent Surgical initiated pivotal trials for the SprayGel adhesion barrier in the US. SprayGel also uses Inhale's PEGylation technology and is already marketed in Europe.

        In May 2002, we amended and restated our Employee Stock Purchase Plan to increase the number of shares of common stock authorized for issuance under the Purchase Plan from a total of 300,000 shares to a total of 800,000 shares. This amendment was approved by our shareholders in June 2002.

Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. It requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

        Revenue from product sales is recorded when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable and collectability is reasonably assured. Allowances, if any, are established for estimated product returns and discounts. Because we have only recently begun selling a limited number of products through the acquisition of our subsidiaries, we do not have substantial experience in establishing allowances for returns and discounts.

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

Impairment of Goodwill and Other Intangible Assets

        In July 2001, the Financial Accounting Standards Board ("FASB") issued two statements as a result of its deliberations on the business combinations project: Statement of Financial Accounting Standards ("SFAS") No. 141 on Business Combinations and SFAS 142 on Goodwill and Other Intangible Assets. SFAS 141 was effective for any business combinations initiated after June 30, 2001 and also include the criteria for the recognition of intangible assets separately from goodwill. SFAS 142 was effective for fiscal years beginning after December 15, 2001 and requires that goodwill not be amortized, but rather be subject to an impairment test at least annually. Separately identified and recognized intangible assets resulting from business combinations completed before July 1, 2001 that do not meet the new criteria for separate recognition of intangible assets will be subsumed into goodwill upon adoption. In addition, the useful lives of recognized intangible assets acquired in transactions completed before July 1, 2001 will be reassessed and the remaining amortization periods adjusted accordingly. Effective January 1, 2002, consistent with the new business combination accounting rules, assembled workforce was reclassified as goodwill and is subject to an impairment assessment. We periodically evaluate whether changes have occurred that would require revision of the remaining estimated useful life of these assets or otherwise render the assets unrecoverable. If such an event occurred, we would determine whether the goodwill or other intangible assets are impaired. To date, no such impairment losses have been recorded. The goodwill balance decreased from December 31, 2001 due to certain purchase price adjustments related to our acquisition of Shearwater. Other intangible assets have been amortized on a straight line basis for the three-months and six-months ended June 30, 2002.

        In accordance with a new accounting standard adopted on January 1, 2002, the totals for the three-month and the six-month periods ended June 30, 2002 do not include amortization of goodwill and are comprised solely of amortization of other intangible assets. The total for the three-months and six-months ended June 30, 2001 includes $0.4 million and $0.8 million of amortization expense of other intangible assets and $4.0 million and $6.8 million of amortization of goodwill. Had amortization of goodwill been continued beyond January 1, 2002, we would have recognized an additional $7.9 million and $15.8 million in amortization expense during the three-months and six-months ended June 30, 2002.

Accrued Liabilities

        Certain accrued liabilities reflect management's best estimates based on our specific historical experience and understanding of industry practice. We record a reserve for these matters when an adverse outcome is probable and the amount of the potential liability is reasonably estimable.

Results of Operations

Three-Month and Six-Months Ended June 30, 2002 and 2001

        Revenue for the three-months ended June 30, 2002 was $22.3 million compared to $16.8 million for the three-months ended June 30, 2001, an increase of 32%. Revenue for the six-months ended June 30, 2002 was $49.0 million compared to $30.9 million for the six months ended June 30, 2001, an increase of 59%. The increase in revenue was primarily due to increased funding of partnered projects and the addition of PEGylation product sales by our Shearwater subsidiary. Pfizer represented approximately 62% and 61% of our revenues for the three-months and six-months ended June 30, 2002. Product sales through our Shearwater subsidiary accounted for 15% and 18% of revenues in the three-months and six-months ended June 30, 2002. Contract research revenue for the three-months and six months ended June 30, 2002 and 2001 also included reimbursed research and development expenses as well as the amortization of deferred up-front signing and progress payments received from our collaborative partners. Contract revenues are expected to fluctuate from year to year, and future contract revenues cannot be predicted accurately. The level of contract revenues depends in part upon future success in obtaining new collaborative agreements, timely completion of feasibility studies, the continuation of existing collaborations and achievement of milestones under current and future agreements. Product sales are dependent upon regulatory approval of new products for sale and adoption of current products in the market and cannot be accurately predicted.

        Cost of goods sold is associated with product sales and was $1.7 million for the three-months ended June 30, 2002 based on product sales of $3.4 million from our Shearwater subsidiary during the quarter. Cost of goods sold for the six-months ended June 30, 2002 was $3.6 million based on product sales of $8.9 million. There were no product sales, and therefore, no cost of goods sold in the three-months or six-months ended June 30, 2001.

        Research and development expenses were $36.6 million for the three-months ended June 30, 2002, as compared to $34.1 million for the three-months ended June 30, 2001. The 7% increase in 2002 as compared to 2001 was primarily attributable to the addition of our Shearwater subsidiary to our operations and increased spending associated with partner-funded projects. Research and development expenses for the six-months ended June 30, 2002 and 2001 were $78.5 million and $64.3 million, an increase of 22%. The additional expenses were attributable to the addition of our Shearwater subsidiary and increased spending associated with partner-funded programs. In addition, we made a one-time payment of $5.3 million to Alliance for the rights beyond inhaleable applications for PulmoSphere® technology and other considerations in the three-months ended March 31, 2002. We expect un-funded research, development and process development spending to decrease in the next three to four years due to the combination of scale-up completion and infrastructure-shifting for inhaled insulin, and the anticipated partnering of Inhale-funded projects.

        General and administrative expenses were $5.6 million for the three-months ended June 30, 2002 as compared to $4.4 million for the three-months ended June 30, 2001. The 26% increase in general and administrative expenses was primarily due to increased support associated with our manufacturing and development efforts, including administrative staffing, business development and marketing, as well the addition of our Shearwater subsidiary to our operations during the second quarter of 2001. General and administrative expenses increased 30% for the six-months ended June 30, 2002 compared to the same period ended June 30, 2001 from $8.4 million to $11.0 million. This increase was primarily due to incremental support associated with our manufacturing and development efforts, including administrative staffing, business development and marketing, as well the addition of our Shearwater subsidiary

        IPR&D represents that portion of the purchase price of an acquisition related to the research and development activities which: (i) have not demonstrated their technological feasibility, and (ii) have no alternative future uses. During the three-months ended June 30, 2001, we incurred a charge of $83.6 million for IPR&D related to our Shearwater acquisition. During the six-months ended June 30,

2001, we incurred charges of $146.3 million for our acquisitions of Bradford and Shearwater. During the three-months and six-months ended June 30, 2002 we did not incur any IPR&D charges.

        In June 2001, we completed our acquisition of Shearwater in exchange for approximately 4.0 million shares or options to acquire shares of our common stock and cash of $72.5 million. Of the total purchase consideration of $192.2 million, $108.6 million was allocated to the assets acquired based on their fair value on the date of acquisition, including $94.6 million in goodwill and other intangible assets. Approximately $83.6 million of the purchase price was allocated to IPR&D, which was determined to have no alternative future use and was charged as an expense during the three-months ended June 30, 2001.

        In January 2001, we acquired all of the outstanding share capital of Bradford Particle Design in exchange for approximately 3.75 million in newly issued shares of our common stock and approximately $20.4 million in cash. Of the total purchase consideration of $152.1 million, $89.4 million was allocated to the assets acquired based on their fair value on the date of acquisition, including $80.1 million in goodwill and other intangible assets. Approximately $62.7 million of the purchase price was allocated to IPR&D, which was determined to have no alternative future use and was charged as an expense in the three-months ended March 31, 2001.

        Amortization of other intangible assets expenses were $1.1 million for the three-months ended June 30, 2002 as compared to $0.4 million for the three-months ended June 30, 2001. For the six-months ended June 30, 2002 and 2001, amortization of other intangible assets expenses were $2.3 million and $0.8 million, respectively. The increase in amortization and other intangible assets expenses in the three-month and six-month periods ended June 30, 2002 as compared to 2001, respectively, was associated with the amortization of intangible assets in connection with the acquisition of our Shearwater subsidiary in the second half of 2001.

        There was no amortization of goodwill for the three-months and six-months ended June 30, 2002 as compared to $4.0 million and $6.8 million for the three-months and six-months ended June 30, 2001. The decrease was associated with the adoption of new accounting standards on January 1, 2002 with respect to business combinations. Goodwill and certain other intangible assets are no longer amortized and are subject to an impairment test at least annually. The useful lives of recognized intangible assets acquired in transactions will regularly be reassessed and the remaining amortization periods adjusted accordingly. Since January 1, 2002, we have periodically evaluated whether changes have occurred that would require revision of the remaining estimated useful life of these assets or otherwise render the assets unrecoverable. If such an event occurred, we would determine whether the goodwill or other intangible assets are impaired. No impairment charges have been recorded for the three-months or six-months ended June 30, 2002.

        Other income/(expense), net, was ($0.6) million and ($0.3) million for the three-months ended June 30, 2002 and 2001, respectively. For the six-months ended June 30, 2002 and 2001, other income/(expense), net, was ($0.7) million and ($0.3) million, respectively. The increase from 2001 to 2002 can primarily be attributed to a ($0.4) million realized loss on our marketable equity securities due to impairment.

        Interest income was $2.5 million for the three-months ended June 30, 2002, as compared to $7.3 million for the three-months ended June 30, 2001. Interest income was $5.3 million during the six-months ended June 30, 2002, compared to $15.0 million earned during the six-months ended June 30, 2002. The 66% and 65% decrease in interest income in the three-months and six-months ended June 30, 2002 from the same period in 2001, respectively, were primarily due to our lower cash and investment balances and lower interest rates in the first six-months of 2002 as compared to the same periods in 2001.

        Interest expense was $4.0 million for the three-months ended June 30, 2002, as compared to $3.1 million for the three-months ended June 30, 2001. Interest expense was $8.2 million and $5.8, respectively, million for the six-months ended June 30, 2002 and 2001. The 30% and 41% increase in interest expense for the three-months and six-months ended June 30, 2002, from comparable periods ended June 30, 2001, relates primarily to the interest expense on our capital lease obligation associated with our build-to-suit lease.

Liquidity and Capital Resources

        We have financed our operations primarily through public and private placements of our debt and equity securities, revenues from development contracts and short-term research and feasibility agreements, financing of equipment acquisitions and tenant improvements, and interest income earned on our investments of cash. We do not utilize off-balance sheet financing arrangements as a source of liquidity or financing. At June 30, 2002, we had cash, cash equivalents and short-term investments of approximately $335.9 million.

        Our operations used cash of $39.2 million in the six-months ended June 30, 2002 as compared to $13.6 million for the corresponding period in 2001. These amounts differed from our net operating losses in these periods due to several factors. Depreciation expense increased to $6.1 million for the six-months ended June 30, 2002 from $5.6 million for the six-months ended June 30, 2001, due to the inclusion of Shearwater and the build-to-suit lease with our real estate partnership lessor. Amortization of other intangible assets increased for the six-months ended June 30, 2002 as compared to the six-months ended June 30, 2001, due to the amortization of intangible assets acquired in connection with the acquisition of Shearwater. We did not incur any amortization expense of goodwill for the six-months ended June 30, 2002 due to the adoption of SFAS 142; however, we had amortization of goodwill expense of $6.8 million in the six-months ended June 30, 2001. We did not incur any purchased in-process research and development for the six-months period ended June 30, 2002; however we did incur charges of $146.3 million for the six-months ended June 30, 2001 associated with our acquisitions of Bradford Particle Design and Shearwater. The change in accounts payable and other accrued liabilities for the six-months ended June 30, 2002, as compared to the six-months ended June 30, 2001 was related to a $3.0 million payment to Enzon to cover expenses incurred in connection with defending litigation involving our branched PEG patents. The change in deferred revenue for the six-months ended June 30, 2002 as compared to the six-months ended June 30, 2001 was primarily due to the timing of partner payments in 2001.

        Cash flows used in investing activities were $6.2 million for the six-months ended June 30, 2002 as compared to $85.1 million cash inflow for the six-months ended June 30, 2001. We purchased property and equipment of approximately $10.3 million and $18.3 million during the six-months ended June 30, 2002 and 2001, respectively. The decrease in purchased property and equipment in 2002 as compared to 2001, reflects completion of the second phase of construction of a new San Carlos lab and office facility, offset by continued investment in our commercial manufacturing facilities, including device manufacturing at third-party contract manufacturers, and expansion of our San Carlos powder processing facilities. The change in maturities of short-term investments for the six-months ended June 30, 2002, compared to the six-months ended June 30, 2001 was primarily attributable to an increase in cash requirements to support the acquisitions of Shearwater and Bradford in 2001. In connection with our acquisition of Shearwater in June 2001, we paid net cash of $67.2 million for the six-months ended June 30, 2001, which represents cash paid to Shearwater shareholders of $72.5 million, net of Shearwater's cash balance of $5.3 million. The remainder of the Shearwater acquisition was non-cash in nature. For the six-months ended June 30, 2002, we received $1.5 million for a purchase price adjustment of Shearwater. Also, in connection with our acquisition of Bradford, we paid net cash of $14.8 million for the six-months ended June 30, 2001, which represents cash paid to Bradford shareholders of $20.4 million, net of Bradford cash balance of $5.6 million. The remainder of the Bradford acquisition was non-cash in nature.

        Cash flows from financing activities were $40.2 million for the six-months ended June 30, 2002 as compared to $15.7 million for the six-months ended June 30, 2001. The cash inflow in 2002 was related to our strategic alliance with Enzon entailing a $40.0 million investment in our preferred stock (see

Consolidated Financial Statements Note 8—Cross Platform Strategic Alliance). In 2001 we received $11.4 million from the loan and capital lease financing of our real estate lessor for the construction of our San Carlos lab and office facility.

        We believe that research and development expenses should continue at current levels or higher through at least the next couple of years. Research and development expenses are associated with three general categories: (i) collaborative agreements under which spending is reimbursed by our partners; (ii) spending attributed to internally funded programs, and (iii) commercial readiness and infrastructure costs associated with commercial operations for our drug and third-party device manufacturing. We expect our cash requirements to continue at a comparable rate due to expected activities in these areas. Research and development costs will be dependent upon the number of collaborative agreements we are engaged in, the number of Inhale funded projects and the timing of our transition to commercial manufacturing of our San Carlos operations. In addition, we expect expenses associated with personnel and personnel related costs, purchases of capital equipment, investments in technologies, inhalation device prototype construction and facilities to increase or decrease depending upon the needs and progress of our business.

        Given our current cash requirements, we believe that we will have sufficient cash to meet our operating expense requirements for the next three years. We plan to continue to invest in our growth and the need for cash will be dependent upon the timing of these investments. Our capital needs will depend on many factors, including continued scientific progress in our research and development arrangements, progress with preclinical and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs of developing and the rate of scale-up of our powder processing and packaging technologies, the timing and cost of our late stage clinical and early commercial production facility, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, the need to acquire licenses to new technologies and the status of competitive products. Of our convertible subordinated notes and debentures, $7.8 million and $291.4 million mature in 2006 and 2007, respectively. To satisfy our long-term needs, we intend to seek additional funding, as necessary, from corporate partners and from the sale of securities. Because we are an early stage biotechnology company, we do not qualify to issue investment grade debt or have access to certain credit facilities. As a result, any financing we undertake will likely involve the issuance of equity, convertible debt instruments or high-yield debt to fund our working capital. To date we have been primarily dependent upon equity and convertible debt financings for capital and have incurred substantial debt as a result of our issuances of subordinated notes and debentures convertible into our common stock. Our substantial debt, the market price of our securities and the general economic climate, among other factors, could have material consequences for the Company's financial position and could affect our sources of short-term and long-term funding. There can be no assurance that additional funds, if and when required, will be available to us on favorable terms, if at all.

RISK FACTORS

        The following risk factors should be read carefully in connection with evaluating our business. Any of the following risks could materially and adversely affect our business, operating results or financial condition.

If our drug delivery technologies are not commercially feasible, then our revenues and results of operations will be impacted negatively.

        We are in an early stage of development. There is a risk that our drug delivery technologies will not be commercially feasible. Even if our drug delivery technologies are commercially feasible, they may not be commercially accepted across a range of large and small molecule drugs. We have tested 12 drug formulations using our inhaleables technology in humans, but many of our potential formulations have not been tested in clinical trials. We are currently using the advanced PEGylation technology platform we recently acquired through our acquisition of Shearwater in the development of 35 drugs. While we have incorporated our PEGylation technology in three products that the FDA approved for use and in two products that our partners have submitted for approval to the FDA through a NDA, many of the drug formulations with which we are incorporating this technology are in the early stages of feasibility testing or human clinical trials. Our SEDS™ supercritical fluids technology, obtained through our acquisition of Bradford Particle Design, is also primarily in an early stage of feasibility. This technology represents a new method of manufacturing drug particles and is still in research and development, with only one formulation having entered human clinical testing.

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

        In October 2001, Eli Lilly and Company, our collaborative partner with respect to a Phase I program for an inhaleable product for the treatment of osteoporosis, Fortéo™, notified us that the program will not be funded in 2002. Lilly further informed us that other than on-going stability work, additional activities with respect to the program will be suspended. In January 2002, Biogen, our collaborative partner with respect to a Phase I program for an inhaleable product for the treatment of multiple sclerosis, announced that it does not plan to further develop inhaleable Avonex® for multiple sclerosis at this time. If the collaborative programs with Lilly or Biogen are not reinitiated, or other significant collaborations are suspended or terminated, our ability to successfully commercialize certain of our proposed products would be negatively impacted. If these efforts fail, our product development or commercialization of products could be delayed.

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

If we or our partners do not obtain regulatory approval for our products on a timely basis, then our revenues and results of operations may be affected negatively.

        There is a risk that we or our partners will not obtain regulatory approval for our unapproved products on a timely basis, or at all. Our unapproved products must undergo rigorous animal and human testing and an extensive FDA mandated or equivalent foreign authorities review process. This process generally takes a number of years and requires the expenditure of substantial resources and the time required for completing such testing and obtaining such approvals is uncertain. The FDA and other U.S. and foreign regulatory agencies also have substantial discretion to terminate clinical trials, require additional testing, delay or withhold registration and marketing approval and mandate product withdrawals. The FDA has approved three products using our advanced PEGylation technology for specific use in the United States. Further, two additional products using PEGylation have been approved in Europe and other countries. In addition, our partners have submitted for approval to the FDA two NDAs using our PEGylation technology and we plan to manufacture and market other potential products. Even though we have obtained regulatory approval for three products, these products and our manufacturing processes are subject to continued review by the FDA and other regulatory authorities. Even if we receive regulatory approval of a product, the approval may limit the indicated uses for which we may market our product. In addition, our marketed product, our manufacturing facilities and we, as the manufacturer in certain instances, will be subject to continual review and periodic inspections. Later discovery from such review and inspection of previously unknown problems may result in restrictions on our product or on us, including withdrawal of our products from the market. The failure to obtain timely regulatory approval of our products, any product marketing limitations or a product withdrawal would negatively impact our revenues and results of operations.

        In addition, we may encounter delays or rejections based upon changes in FDA policy, including policy relating to current good manufacturing practice compliance, or "cGMP", during the period of product development. We may encounter similar delays in other countries.

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

Advanced PEGylation and SEDS™ Technologies

        We acquired our advanced PEGylation and supercritical fluids technologies through our acquisitions of Shearwater and Bradford Particle Design, respectively. Except for our three approved products or two products pending approval using our advanced PEGylation technology, all of the drug formulations with which we are incorporating these technologies are in the early stages of feasibility testing or human clinical trials. At this time, our existing facilities are large enough for most commercial scale manufacturing to meet current demand. In the future, we may have to expand our facilities if we are not able to scale-up to large clinical trials or commercial manufacturing for products incorporating either of these technologies in a timely manner or at a commercially reasonable cost. Our failure to solve any of these problems could delay or prevent late stage clinical testing and commercialization of our products and could negatively impact our revenues and results of operations.

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

        We have filed patent applications covering certain aspects of our inhalation device, powder processing technology, powder formulations and deep lung route of delivery for certain molecules as well as for our advanced PEGylation and SEDS™ supercritical fluids technologies, and we plan to file additional patent applications. We currently have 296 issued U.S. and foreign patents that cover certain aspects of our technology and we have a number of patent applications pending. There is a risk that many of the patents applied for will not issue, or that any patents that issue or have issued will not be valid and enforceable. Enforcing our patent rights would be time consuming and costly.

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

        We may continue to acquire or make investments in complementary companies, products or technologies. We may not realize the anticipated benefits of any other acquisition or investment. If we acquire another company, we will likely face some or all of the same risks, uncertainties, earnings and disruptions as discussed above with respect to the Bradford and Shearwater acquisitions. We may face risks relating to difficult integrations of personnel, technology and operations, uncertainty whether any integration will be successful and whether earnings will be negatively affected, and potential distractions to our management with respect to these acquisitions. In addition, our earnings may suffer because of acquisition-related costs.

We expect to continue to lose money for the next few years and may not reach profitability if our products do not generate sufficient revenue.

        We have never been profitable and, through June 30, 2002 we have an accumulated deficit of approximately $491.8 million. We expect to continue to incur substantial and potentially increasing over at least the next few years as we expand our research and development efforts, testing activities and manufacturing operations, and as we further expand our late stage clinical and early commercial production facility. Many of our potential products are in the early stages of development except for our three approved products using our PEGylation technology. Except for our approved advanced PEGylation technology products, we have generated no revenues from approved product sales. Our revenues to date have consisted primarily of payments under short-term research and feasibility agreements and development contracts. To achieve and sustain profitable operations, we must, alone or with others, successfully develop, obtain regulatory approval for, manufacture, introduce, market and sell products using our deep lung and other drug delivery technologies. There is risk that we will not generate sufficient product or contract research revenue to become profitable or to sustain profitability.

If we cannot raise additional capital our financial condition may suffer.

        We anticipate that our existing capital resources will enable us to maintain currently planned operations through the next three years. However, this expectation is based on our current operating plan, which may change as a result of certain factors, and may result in additional funding requirements sooner than anticipated. In addition, we may choose to raise additional capital due to market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to our stockholders.

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

        Our stock price is volatile. In the last twelve-month period ending July 31, 2002, based on closing prices on the Nasdaq National Market, our stock price ranged from $5.86 to $19.47. We expect it to remain volatile. A variety of factors may have a significant effect on the market price of our common stock, including:

  •
  clinical trial results or product development delays;

  •
  announcement or termination of collaborative relationships by us or our competitors;

  •
  fluctuations in our operating results;

  •
  developments in patent or other proprietary rights;

  •
  announcements of technological innovations or new therapeutic products;

  •
  governmental regulation;

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

        As of June 30, 2002, we had approximately $337.0 million in long-term obligations. Our substantial indebtedness has and will continue to impact us by:

  •
  increasing our interest expense and related debt service costs;

  •
  making it more difficult to obtain additional financing; and

  •
  constraining our ability to react quickly in an unfavorable economic climate.

        Currently, we are not generating sufficient cash flow to satisfy the annual debt service payments on our outstanding subordinated convertible debentures and subordinated convertible notes. This may require us to use a portion of the proceeds from the sales of these securities to pay interest or borrow additional funds or sell additional equity to meet our debt service obligations. If we are unable to satisfy our debt service requirements, substantial liquidity problems could result, which would negatively impact our future prospects. As of June 30, 2002 we had cash, cash equivalents and short-term investments valued at approximately $335.9 million.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        There have been no material changes in reported market risks since December 31, 2001.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings—None

Item 2. Changes in Securities and Use of Proceeds—None

Item 3. Defaults upon Senior Securities—None

Item 4. Submission of Matters to a Vote of Security Holders

        A.    The annual meeting of the stockholders was held on June 25, 2002.

        B.    The following matters were voted upon at the annual meeting:

    1.
    To elect the following directors to hold office until the 2005 Annual Meeting of Stockholders:

Nominee	In Favor	Withheld
Ajit S, Gill	45,555,063	398,612
Melvin Perelman, Ph.D.	45,702,860	250,815
    2.
    To approve the amendment of our Employee Stock Purchase Plan, as amended and restated, to increase the aggregate number of shares of common stock authorized for issuance under the plan by 500,000 shares.

For	Against	Abstain	Broker Non-Vote
43,543,304	1,552,954	857,417	0
    3.
    To ratify the selection of Ernst and Young LLP as our independent auditors for the fiscal year ending December 31, 2002.

For	Against	Abstain	Broker Non-Vote
44,912,293	1,009,745	31,637	0

Item 5. Other Information—None

Item 6. Exhibits and Reports on Form 8-K

  (a)
  The following exhibits are filed here with or incorporated by reference:

Exhibit Number	Exhibit Index
2.1(1)	Agreement and Plan of Merger by and between Inhale Therapeutic Systems, a California corporation, and Inhale Therapeutic Systems (Delaware), Inc., a Delaware corporation.
2.2(15)	Recommended Offer, dated December 21, 2000, by Cazenove & Co. on behalf of Inhale Therapeutic Systems, Inc. for Bradford Particle Design plc.
2.3(20)
Agreement and Plan of Merger and Reorganization, dated May 22, 2001, by and among Inhale Therapeutic Systems, Inc., Shearwater Corporation, Square Acquisition Corp., J. Milton Harris and Puffinus, L.P.
2.4(20)
Amendment to Agreement and Plan of Merger and Reorganization, dated June 21, 2001, by and among Inhale Therapeutic Systems, Inc., Shearwater Corporation, Square Acquisition Corp., J. Milton Harris and Puffinus, L.P.
3.1(1)	Certificate of Incorporation of Inhale Therapeutic Systems, Inc.
3.2(1)	Bylaws of Inhale Therapeutic Systems, Inc.
3.3(13)	Certificate of Amendment of the Amended Certificate of Incorporation of Inhale Therapeutic Systems, Inc.
3.4(19)	Certificate of Designation of Series A Junior Participating Preferred Stock of Inhale Therapeutic Systems, Inc.

3.5(24)	Certificate of Designation of Series B Convertible Preferred Stock of Inhale Therapeutic Systems, Inc.
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3., 3.4 and 3.5.
4.2(2)	Restated Investor Rights Agreement, dated April 29, 1993, as amended October 29, 1993, by and among Inhale Therapeutic Systems, Inc. and certain other persons named therein.
4.3(3)	Stock Purchase Agreement, dated January 18, 1995, by and between Inhale Therapeutic Systems, Inc. and Pfizer Inc.
4.4(8)	Form of Purchase Agreement, dated January 28, 1997, by and among Inhale Therapeutic Systems, Inc. and the individual Purchasers.
4.5(9)	Stock Purchase Agreement, dated December 8, 1998, by and between Inhale Therapeutic Systems, Inc. and Capital Research and Management Company.
4.6(11)	Purchase Agreement, dated October 6, 1999, by and among Inhale Therapeutic Systems, Inc., Lehman Brothers Inc., Deutsche Bank Securities Inc. and U.S. Bancorp Piper Jaffray Inc.
4.7(11)	Resale Registration Rights Agreement, dated October 13, 1999, by and among Inhale Therapeutic Systems, Inc., Lehman Brothers Inc., Deutsche Bank Securities Inc. and U.S. Bancorp Piper Jaffray Inc.
4.8(11)	Indenture, dated October 13, 1999, by and between Inhale Therapeutic Systems, Inc., as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.
4.9(11)	Form of Inhale Registration Rights Agreement, dated January 25, 2000, by and between Inhale Therapeutic Systems, Inc. and Selling Shareholder.
4.10(12)
Purchase Agreement, dated February 2, 2000, by and among Inhale Therapeutic Systems, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Lehman Brothers Inc. and U.S. Bancorp Piper Jaffray Inc.
4.11(12)
Resale Registration Rights Agreement, dated February 8, 2000, by and among Inhale Therapeutic Systems, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Lehman Brothers Inc. and U.S. Bancorp Piper Jaffray Inc.
4.12(12)	Indenture, dated February 8, 2000, by and between Inhale Therapeutic Systems, Inc., as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.
4.13(13)	Specimen common stock certificate.
4.14(14)	Specimen warrants to purchase shares of common stock.
4.15(16)
Purchase Agreement, dated October 11, 2000, by and among Inhale Therapeutic Systems, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Lehman Brothers Inc. and U.S. Bancorp Piper Jaffray Inc.
4.16(16)
Resale Registration Rights Agreement, dated October 17, 2000, by and among Inhale Therapeutic Systems, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities, Inc., Lehman Brothers Inc. and U.S. Bancorp Piper Jaffray Inc.

4.17(16)	Indenture, dated October 17, 2000, by and between Inhale Therapeutic Systems, Inc., as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.
4.18(19)	Rights Agreement, dated as of June 1, 2001, by and between Inhale Therapeutic Systems, Inc. and Mellon Investor Services LLC.
4.19(19)	Form of Right Certificate.
4.20(24)	Stock Purchase Agreement, dated January 7, 2002, by and between Inhale Therapeutic Systems, Inc. and Enzon, Inc.
10.1(6)	Inhale Therapeutic Systems, Inc.'s 1994 Non-Employee Directors' Stock Option Plan, as amended.
10.2(2)	Inhale Therapeutic Systems, Inc.'s 1994 Employee Stock Purchase Plan, as amended and restated.
10.3(2)	Standard Industrial Lease, dated September 17, 1992, as amended September 18, 1992, by and between Inhale Therapeutic Systems, Inc. and W.F. Batton & Co., Inc.
10.4(2)	Addendum IV to Lease dated September 17, 1992, dated April 1, 1994, by and among Inhale Therapeutic Systems, Inc., W.F. Batton and Marie A. Batton.
10.5(5)	Amendment Agreement Number One to Lease dated September 17, 1992, dated October 20, 1995, by and between Inhale Therapeutic Systems, Inc. and W.F. Batton & Co., Inc.
10.6(5)
Amendment Agreement Number Two to Lease dated September 17, 1992, dated November 15, 1995, by and among Inhale Therapeutic Systems, Inc., W.F. Batton and Marie A. Batton, Trustees of the W.F. Batton and Marie A. Batton Trust UTA dated January 12, 1998 ("Batton Trust").
10.7(10)	Amendment Agreement Number Three to Lease dated September 17, 1992, dated February 14, 1996, by and between Inhale Therapeutic Systems, Inc. and Batton Trust.
10.8(10)	Amendment Agreement Number Four to Lease dated September 17, 1992, dated September 15, 1996, by and between Inhale Therapeutic Systems, Inc. and Batton Trust.
10.9(2)	Sublicense Agreement, dated September 13, 1991, by and between Inhale Therapeutic Systems, Inc. and John S. Patton.
10.10(4)	Stock Purchase Agreement, dated March 1, 1996, by and between Inhale Therapeutic Systems, Inc. and Baxter World Trade Corporation.
10.11(7)	Sublease and Lease Agreement, dated October 2, 1996, by and between Inhale Therapeutic Systems, Inc. and T.M.T. Associates L.L.C. ("Landlord").
10.12(10)	First Amendment to Sublease and Lease Agreement dated October 2, 1996, dated October 30, 1996, by and between Inhale Therapeutic Systems, Inc. and Landlord.
10.13(10)	Letter Agreement amending Sublease and Lease Agreement dated October 2, 1996, dated April 9, 1997, by and between Inhale Therapeutic Systems, Inc. and Landlord.
10.14(10)	Third Amendment to Sublease and Lease Agreement dated October 2, 1996, dated April 16, 1997, by and between Inhale Therapeutic Systems, Inc. and Landlord.
10.15(10)	Fourth Amendment to Sublease and Lease Agreement dated October 2, 1996, dated November 5, 1997, by and between Inhale Therapeutic Systems, Inc. and Landlord.

10.16(12)	Sublease, dated November 3, 1999, by and between Webvan Group, Inc., as sublessor, and Inhale Therapeutic Systems, Inc., as sublessee.
10.17(14)	Inhale Therapeutic Systems, Inc.'s 2000 Equity Incentive Plan, as amended.
10.18(14)	Inhale Therapeutic Systems, Inc.'s Stock Option Agreement issued in accordance with Inhale Therapeutic Systems, Inc.'s 2000 Equity Incentive Plan, as amended.
10.19(14)
Agreement for the Contribution of 201 Industrial Road Project, made and entered into as of September 14, 2000, by and among Inhale Therapeutic Systems, Inc., Inhale 201 Industrial Road, L.P., a California limited partnership and Bernardo Property Advisors, Inc., a California corporation.
10.20(14)
Agreement of Limited Partnership of Inhale 201 Industrial Road., L.P., a California limited partnership, made and entered into September 14, 2000, by and among SCIMED PROP III, Inc., a California corporation, as general partner, 201 Industrial Partnership, a California general partnership, as limited partner and Inhale Therapeutic Systems, Inc., as limited partner.
10.21(14)
Build-To-Suit Lease, made and entered into as of September 14, 2000, by and between Inhale 201 Industrial Road, L.P., a California limited partnership, as Landlord, and Inhale Therapeutic Systems, Inc., as Tenant.
10.22(14)	Amendment to Lease, dated October 3, 2000, by and between Inhale 201 Industrial Road, L.P., a California limited partnership, as Landlord, and Inhale Therapeutic Systems, Inc., as Tenant.
10.23(14)
Parking Lease Agreement, entered into as of September 14, 2000, by and between Inhale 201 Industrial Road, L.P., a California limited partnership, as Landlord, and Inhale Therapeutic Systems, Inc., as Tenant.
10.24(23)	Inhale Therapeutic Systems, Inc.'s 2000 Non-Officer Equity Incentive Plan.
10.25(17)	Inhale Therapeutic Systems, Inc.'s Stock Option Agreement issued in accordance with Inhale Therapeutic Systems, Inc.'s 2000 Non-Officer Equity Incentive Plan.
10.26+(18)	Manufacturing and Supply Agreement by and among Inhale Therapeutic Systems, Inc., Tech Group North America and Bespak Europe, LTD.
10.27(21)	The Bradford Particle Design plc Approved Employee Share Option Scheme.
10.28(21)	Form of The Bradford Particle Design plc Approved Employee Share Option Scheme Option Certificate.
10.29(21)	The Bradford Particle Design plc Unapproved Employee Share Option Scheme.
10.30(21)	Form of The Bradford Particle Design plc Unapproved Employee Share Option Scheme Option Certificate.
10.31(21)	Form of Agreement Granting an Enterprise Management Incentives Option.
10.32(21)	Agreement Granting Options, dated November 5, 1999, by and between Mr. Joseph F. Bohan and Bradford Particle Design plc.
10.33(21)	Agreement Granting Options, dated October 27, 2000, by and between Mr. Joseph F. Bohan and Bradford Particle Design plc.
10.34(22)	Shearwater Corporation 1996 Nonqualified Stock Option Plan.

10.35(22)	Amendment, effective May 22, 1998, to the 1996 Nonqualified Stock Option Plan of Shearwater Corporation.
10.36(22)	Second Amendment, effective February 26, 2000, to the 1996 Nonqualified Stock Option Plan of Shearwater Corporation.
10.37(22)	Third Amendment, effective October 5, 2000, to the 1996 Nonqualified Stock Option Plan of Shearwater Corporation.
10.38(22)	Fourth Amendment, effective June 22, 2001, to the 1996 Nonqualified Stock Option Plan of Shearwater Corporation.
10.39(22)	Form of Shearwater Corporation Nonqualified Stock Option Agreement.
10.40(22)	Form of June 2001 Amendment to Shearwater Corporation Nonqualified Stock Option Agreement.
10.41(25)	Inhale Therapeutic Systems, Inc. 401(k) Retirement Plan.
10.42(25)	Non-Standardized Adoption Agreement No. 001 for use with Inhale Therapeutic Systems, Inc. 401(k) Retirement Plan.
10.43(26)	Inhale Therapeutic Systems, Inc., Employee Stock Purchase Plan, as amended and restated.
99.1(26)	Certification of Officers.

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

(24)
Incorporated by reference to Inhale Therapeutic Systems, Inc.'s Current Report on Form 8-K, filed on January 8, 2002.

(25)
Incorporated by reference to Inhale Therapeutic Systems, Inc.'s Registration Statement on Form S-8 (No. 333-76638), filed on January 11, 2002.

(26)
Filed herewith.

(b)
Reports on Form 8-K for the three-month period ending June 30, 2002:

    None.

SIGNATURES

        Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Carlos, County of San Mateo, State of California on August 14, 2002.

By:	/s/ AJIT S. GILL Ajit S. Gill Chief Executive Officer, President and Director
By:	/s/ BRIGID A. MAKES Brigid A. Makes Vice President, Finance and Administration, Chief Financial Officer and Assistant Secretary

QuickLinks

INHALE THERAPEUTIC SYSTEMS, INC. INDEX
  PART I: FINANCIAL INFORMATION
  Item 1. Financial Statements
INHALE THERAPEUTIC SYSTEMS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except per share information)
INHALE THERAPEUTIC SYSTEMS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share information) (unaudited)
INHALE THERAPEUTIC SYSTEMS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS Increase/(Decrease) in Cash and Cash Equivalents (in thousands) (unaudited)
INHALE THERAPEUTIC SYSTEMS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2002 (unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  PART II: OTHER INFORMATION
  Item 1. Legal Proceedings—None
  Item 2. Changes in Securities and Use of Proceeds—None
  Item 3. Defaults upon Senior Securities—None
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information—None
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES