Form 10-Q
period 2002-09-30
INHALE THERAPEUTIC SYSTEMS INC
filed 2002-11-14
CIK 906709

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2002
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

        The number of outstanding shares of the registrant's Common Stock, $0.0001 par value, was 55,422,665 as of October 31, 2002.

INHALE THERAPEUTIC SYSTEMS, INC.
INDEX

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

INHALE THERAPEUTIC SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share information)

	September 30, 2002	December 31, 2001
	(unaudited)	*
ASSETS
Current assets:
Cash and cash equivalents	$44,676	$30,814
Short-term investments	268,877	313,542
Accounts receivable	3,710	4,487
Other current assets	12,134	11,998

Total current assets	329,397	360,841
Property and equipment, net	142,191	142,352
Marketable equity securities	53	721
Goodwill	130,120	133,856
Other intangible assets, net	16,596	19,977
Deposits and other assets	8,177	9,494

Total assets	$626,534	$667,241

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,198	$7,685
Accrued research and development	7,933	10,776
Accrued general and administrative	7,709	7,075
Accrued compensation	6,371	5,977
Accrued acquisition costs	—	2,046
Other accrued liabilities	605	3,172
Interest payable	5,725	4,588
Capital lease obligation — current	956	807
Deferred revenue	16,413	17,073

Total current liabilities	50,910	59,199
Capital lease obligation — noncurrent	32,341	31,909
Accrued rent	2,014	1,921
Convertible subordinated notes and debentures	299,149	299,149
Other long-term liabilities	5,471	4,750
Commitments and contingencies
Stockholders' equity:
Preferred Stock, 10,000 shares authorized
Series A, $0.0001 par value: 3,100 shares designated; no shares issued or outstanding at September 30, 2002 and December 31, 2001.	—	—
Convertible Series B, $0.0001 par value: 40 shares designated; 40 shares issued and outstanding at September 30, 2002. No shares issued or outstanding at December 31, 2001. Liquidation preference of $40,000 at September 30, 2002 and $0 at December 31, 2001.	40,000	—
Common stock, $0.0001 par value; 300,000 authorized; 55,371 shares and 55,094 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively.	6	5
Capital in excess of par value	713,737	712,039
Deferred compensation	(358)	(923)
Accumulated other comprehensive gain	1,535	1,069
Accumulated deficit	(518,271)	(441,877)

Total stockholders' equity	236,649	270,313

Total liabilities and stockholders' equity	$626,534	$667,241

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

See accompanying notes.

INHALE THERAPEUTIC SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)
(unaudited)

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2002	2001	2002	2001
Revenue:
Contract research revenue	$18,800	$17,236	$58,929	$48,132
Product sales	4,418	5,169	13,286	5,169

Total revenue	23,218	22,405	72,215	53,301
Operating costs and expenses:
Cost of goods sold	1,940	1,979	5,503	1,979
Research and development	38,183	34,212	116,661	98,542
General and administrative	6,551	5,762	17,507	14,200
Purchased in-process research and development	—	—	—	146,260
Amortization of other intangible assets	1,127	1,127	3,381	1,884
Amortization of goodwill	—	7,816	—	14,594

Total operating costs and expenses	47,801	50,896	143,052	277,459

Loss from operations	(24,583)	(28,491)	(70,837)	(224,158)
Other income/(expense), net	(420)	(263)	(1,107)	(603)
Interest income	2,687	5,360	7,974	20,380
Interest expense	(4,205)	(3,527)	(12,424)	(9,375)

Net loss	$(26,521)	$(26,921)	$(76,394)	$(213,756)

Basic and diluted net loss per share	$(0.48)	$(0.49)	$(1.38)	$(4.07)

Shares used in computing basic and diluted net loss per share	55,316	54,845	55,226	52,513

See accompanying notes.

INHALE THERAPEUTIC SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase/(Decrease) in Cash and Cash Equivalents
(in thousands)
(unaudited)

	Nine-Months Ended September 30,
	2002	2001
Cash flows used in operating activities:
Net loss	$(76,394)	$(213,756)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,701	8,401
Amortization of other intangible assets	3,381	1,885
Amortization of goodwill	—	14,593
Amortization of debt issuance costs	951	1,377
Amortization of deferred compensation	430	695
Issuance of common stock for retirement plans	863	—
Stock-based compensation for services rendered	595	480
Purchased in-process research and development	—	146,260
Loss on impairment of marketable equity securities	392	—
Changes in assets and liabilities:
(Increase)/decrease in accounts receivable, other current assets, and other assets	1,975	(1,273)
Increase/(decrease) in accounts payable and other accrued liablities	(4,336)	(2,393)
Increase in deferred revenue	162	715

Net cash used in operating activities	(62,280)	(43,016)

Cash flows from investing activities:
Purchases of short-term investments	(197,855)	(413,201)
Sales of short-term investments	83,605	88,446
Maturities of short-term investments	158,477	350,768
Acquisition of Shearwater, net of cash acquired and purchase price adjustments	3,443	(67,246)
Acquisition of Bradford, net of cash acquired	—	(14,805)
Disposal of property and equipment	39	—
Purchases of property and equipment	(12,076)	(26,559)

Net cash provided by/(used in) investing activities	35,633	(82,597)

Cash flows from financing activities:
Proceeds from loan and capital lease financing	1,146	15,119
Payments of loan and capital lease obligations	(1,013)	(593)
Issuance of preferred stock	40,000	—
Issuance of common stock, net of issuance costs	376	5,075

Net cash provided by financing activities	40,509	19,601

Net increase/(decrease) in cash and cash equivalents	13,862	(106,012)
Cash and cash equivalents at beginning of period	30,814	136,012

Cash and cash equivalents at end of period	$44,676	$30,000

See accompanying notes.

INHALE THERAPEUTIC SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002
(unaudited)

Note 1—Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

        We are working to become the world's leading drug delivery company by providing a portfolio of technologies and expertise that will enable our pharmaceutical and biotechnology partners to improve drug performance throughout the drug development process. To fulfill these needs, we are providing several technologies. The first technology enables inhalation of delivery of a range of drugs, including peptides, proteins and small molecules for treatment of systemic and respiratory diseases. The second technology, advanced PEGylation, is designed to enhance the efficacy and performance of most major drug classes, including macromolecules such as peptides and proteins and smaller sized molecular compounds, and other drugs. A third technology, solution enhanced dispersion by supercritical fluids (SEDS™), uses a proprietary processing method known as supercritical fluids processing to develop drug formulations for multiple types of drug delivery.

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

        The accompanying unaudited condensed consolidated financial statements of Inhale have been prepared by management in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of September 30, 2002, the condensed consolidated statements of operations for the three-month periods and the nine-month periods ended September 30, 2002 and 2001, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2002 and 2001 have been prepared by us without audit, but include all adjustments (consisting only of normal recurring adjustments) which we consider necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Although we believe that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the SEC.

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

Recent Accounting Pronouncements

        In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 provides guidance related to accounting for costs associated with disposal activities covered by SFAS No. 144 or with exit or restructuring activities previously covered by Emerging Issues Task Force Issue No. 94-3 ("EITF 94-3"), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 supersedes EITF 94-3 in its entirety. SFAS No. 146 requires that costs related to exiting an activity or to a restructuring not be recognized until the liability is incurred. SFAS No. 146 will be applied prospectively to exit or disposal activities that are initiated after December 31, 2002.

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

        At September 30, 2002, all investments are designated as available-for-sale and are carried at fair value, with material unrealized gains and losses, if any, reported in stockholders' equity as accumulated other comprehensive gain/loss. The amortized cost of securities is adjusted for amortization of material premiums and accretion of discounts to maturity. Such amortization, if any, is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities, if any, are included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

Inventories

        Inventories are included in other current assets on the balance sheet and consist primarily of raw materials, work-in-process and finished goods of our Shearwater subsidiary. Inventory is stated at the lower of cost (first-in, first-out method) or market, and consists of the following (in thousands):

	September 30, 2002	December 31, 2001
Raw materials	$1,919	$1,805
Work-in process	171	513
Finished goods	2,905	883

	$4,995	$3,201

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

Goodwill

        On January 1, 2002, in accordance with SFAS No 142, Goodwill and Other Intangible Assets, we stopped the periodic amortization of goodwill and adopted a new policy for measuring goodwill for impairment. No impairment of goodwill was recognized in connection with the adoption of this new policy. We currently operate as a single reporting unit and all of our goodwill is associated with the entire company. Under our new policy, goodwill is tested for impairment at least annually, or on an interim basis if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of the reporting unit below its carrying value. Goodwill is tested for impairment using a two-step approach. The first step is to compare the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired and the second step is not required. If the fair value of the reporting unit is less than its carrying amount, the second step of the impairment test measures the amount of the impairment loss, if any. The second step of the impairment test is to compare the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. The implied fair value of goodwill is calculated in the same manner that goodwill is calculated in a business combination, whereby the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price. The excess "purchase price" over the amounts assigned to assets and liabilities would be the implied fair value of goodwill.

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

Comprehensive Gain/Loss

        Comprehensive gain/loss is comprised of net loss and other comprehensive gain/loss for the three-month and nine-month periods ended September 30, 2002 and 2001. Other comprehensive gain/loss included unrealized gains/losses on available-for-sale securities and translation adjustments (in thousands):

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2002	2001	2002	2001
Net loss	$(26,521)	$(26,921)	$(76,394)	$(213,756)
Change in net unrealized gains/losses on available-for-sale securities	308	90	(49)	(6,907)
Net unrealized (gain)/loss reclassified into earnings	(94)	(1)	161	(712)
Translation adjustment	31	(41)	354	9

Comprehensive loss	$(26,276)	$(26,873)	$(75,928)	$(221,366)

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

        Stock compensation expense for options granted to non employees has been determined in accordance with SFAS 123 and Emerging Issues Task Force No. 96-18 as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The fair value of options granted to non-employees is remeasured as the underlying options vest.

Revenue Recognition

        Contract revenue from collaborative research agreements is recorded when earned based on the performance requirements of the contract. Revenue from non-refundable upfront license fees and certain guaranteed payments where we continue involvement through collaborative development are deferred and recognized as revenue over the period of continued involvement. Payments received from milestone achievements are deferred and recorded as revenue over the next period of continued development. Revenue from grants and feasibility arrangements are recognized as the related costs are incurred and collection is assured. Our research revenue consists of reimbursement of development costs, reimbursement of certain expenses, payment of clinical supplies and amortization of milestones.

        Costs of contract research revenue approximate such revenue and are included in research and development expenses. Product sales are recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable, and collectability is reasonably assured. Allowances, if any, are established for estimated product returns and discounts.

Research and Development

        Research and development costs are expensed as incurred and include salaries, benefits, and other operating costs. We perform research and development for others pursuant to feasibility agreements and development and license agreements. Under these feasibility agreements, we are generally reimbursed for the cost of work performed. Feasibility agreements are designed to evaluate the applicability of our technologies to a particular molecule and therefore are generally completed in less than one year. Under our development and license agreements, products developed using our technologies are commercialized with a collaborative partner. Under these development agreements, we will be reimbursed for development costs, may also be entitled to milestone payments when and if certain development milestones are achieved and are compensated for the manufacture and supply of clinical and commercial product. All of our research and development agreements are generally cancelable by the partner without significant financial penalty.

Segment Reporting

        We report segments in accordance with SFAS No. 131 Disclosures About Segments of an Enterprise and Related Information. SFAS 131 requires the use of a management approach in identifying segments of an enterprise. We are organized and operate as one operating segment.

        Our research revenue is derived primarily from clients in the pharmaceutical and biotechnology industries. Contract research revenue from one partner represented 63% and 54% of our revenue for the three-months ended September 30, 2002 and September 30, 2001, respectively, and 62% and 65%

for the nine-months ended September 30, 2002 and 2001, respectively. Product sales relate to sales by our Shearwater subsidiary of manufactured PEGylated products.

        Our accounts receivable balance contains trade receivables from product sales, feasibility agreements and collaborative research agreements. At September 30, 2002, two of our partners represented 50% of our accounts receivable balance, and no one partner had a balance greater than 10% of accounts receivable balance at December 31, 2001.

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

Note 2—Goodwill and Other Intangible Assets

        Goodwill and other intangible assets consist of the following (in thousands):

	September 30, 2002	December 31, 2001
Goodwill	$152,958	$156,694
Accumulated amortization	(22,838)	(22,838)

Net goodwill	130,120	133,856

Other intangible assets:
Core technology	8,100	8,100
Developed product technology	2,900	2,900
Intellectual property	7,301	7,301
Supplier and customer relations	5,140	5,140

Total other intangible assets	23,441	23,441
Accumulated amortization of other intangible assets	(6,845)	(3,464)

Net other intangible assets	16,596	19,977

Net goodwill and other intangibles	$146,716	$153,833

        The goodwill balance decreased from December 31, 2001, due to certain purchase price adjustments, including income tax refunds received related to our acquisition of our Shearwater subsidiary.

        Amortization expense related to other intangible assets totaled $1.1 million for each of the three-months ended September 30, 2002 and 2001. The estimated aggregate future amortization expense for other intangible assets remaining as of September 30, 2002 is as follows (in thousands):

Remainder of 2002	$1,126
2003	4,507
2004	4,507
2005	4,507
2006	1,949

Total	$16,596

Note 3—Business Acquisitions

        Bradford's and Shearwater's results of operations included in the following pro forma financial information are derived from their unaudited financial statements for the year ended December 31, 2001. Bradford's financial statements have been adjusted, where appropriate, to present their financial position and results of operations in accordance with accounting principles generally accepted in the United States. The unaudited pro forma net loss and loss per share amounts do not include the charges for purchased research and development of approximately $146.3 million, due to its non-recurring nature, but includes the amortization of other intangible assets.

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

        The following unaudited pro forma results of operations of Inhale for the nine-months ended September 30, 2001 assumes the acquisition of Bradford and Shearwater has been accounted for using the purchase method of accounting as of January 1, 2001 and assumes the purchase price has been allocated to the assets purchased and the liabilities assumed based on fair values at the date of acquisition. Pro forma results of operation include the adoption of SFAS 142 as of January 1, 2001 (unaudited, in thousands, except per share information).

	Nine-Months Ended September 30,
	Actual 2002	Pro Forma 2001
Total revenues	$72,215	$59,616
Net loss	$(76,394)	$(56,289)
Net loss per share	$(1.38)	$(1.07)

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

Note 6—Agreement with Alliance Pharmaceutical

        In March 2002, we announced the expansion of our agreement with Alliance Pharmaceutical Corp. regarding the PulmoSphere® particle and particle technology, aspects of which we initially acquired from Alliance in November 1999. The PulmoSphere® technology is a particle formation method designed to enhance the performance of drugs delivered via the lung in propellant-based metered-dose inhalers and dry powder inhalers. As a result of the supplemental agreement we have paid to Alliance $5.3 million in exchange for rights beyond inhaleable applications and other considerations, which was recorded as an expense in the three-months ended March 31, 2002. Under the terms of the supplemental agreement, we have the right to use the PulmoSphere® technology for alternative methods of delivery in addition to inhaleable applications. Further, Alliance assigned five new patent applications covering methods of producing microparticles to us. Alliance retains the rights to use the technology on products to be instilled directly into the lung, and obtains the rights to commercialize up to four products administered with inhalers, two of which will be royalty-free. We will pay Alliance future milestone or royalty payments on a reduced number of products developed by us or our licenses utilizing the technology. In addition we have the right to purchase chemicals used in the production process for drugs using the PulmoSphere® technology.

Note 7—Cross Platform Strategic Alliance

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

Note 8—Litigation Matters

        On August 30, 2002, a complaint was filed by David F. Kachensky in the Circuit Court of Madison County, Alabama, (the "Complaint") against J. Milton Harris, James R. Hudson, Jr., Shearwater Corporation and Inhale Therapeutic Systems, Inc., as the successor corporation to Shearwater, (the "Defendants"). Dr. Harris is the president of our Shearwater subsidiary. Among other things, the Complaint alleges that the Defendants breached a stock purchase/employment agreement allegedly entered into by and between certain of the Defendants and the Plaintiff prior to our acquisition of Shearwater, whereby the Defendants allegedly agreed to convey to the Plaintiff five percent (5%) of the capital stock of Shearwater outstanding as of December 1997. The Plaintiff seeks damages in the amount of approximately $15 million. On October 7, 2002, the Defendants filed answers to the Complaint denying the allegations and asserting affirmative defenses. Discovery has commenced, and no trial date has been set. The Company denies the allegations in the Complaint and intends to vigorously defend itself in the litigation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We are working to become the world's leading drug delivery company by providing a portfolio of technologies and expertise that will enable our pharmaceutical and biotechnology partners to improve drug performance throughout the drug development process. We have been unprofitable since inception and expect to incur substantial operating losses over at least the next few years as we expand testing activities and manufacturing operations, and as we further expand our late stage clinical and early commercial production facility. Nonetheless, we do anticipate a decrease in unfunded research spending in the next three to five years, due to the combination of the completion of scale up and commercial readiness spending, the shifting of infrastructure spending to cost of goods sold for commercial product sales, and the anticipated partnering of Inhale-funded projects. To date, except for sales from four products using our advanced PEGylation technology, we have not sold any commercial products and do not anticipate receiving material revenue from product sales or royalties in the near future. For the period from inception through September 30, 2002, we incurred a cumulative net loss of approximately $518.3 million. The sources of our working capital have been equity offerings and convertible debt financings, financings of equipment acquisitions and tenant improvements, interest earned on investments of cash, and revenues from short-term research and feasibility agreements and development contracts. To date we have been primarily dependent upon equity and convertible debt financings to fund our working capital.

        We have generally been compensated for research and development expenses during initial feasibility work performed under collaborative arrangements. In a typical collaboration, our partner will provide the drug, fund clinical and formulation development and market the resulting commercial product. We will supply the drug delivery approach and drug formulation. We will receive revenues from drug formulation manufacturing and other manufacturing activities, as well as royalties from sales of most commercial products. In addition, for products using our Inhance™ inhaleables technology, we expect to receive revenues from the supply of our device for the product along with any applicable drug processing. Partners that enter into collaborative agreements generally fund research and development through expense reimbursements and /or payments as we achieve certain key development and regulatory milestones. To achieve and sustain profitable operations, we, alone or with others, must successfully develop, obtain regulatory approval for, manufacture, introduce, market and sell products using our drug delivery and other drug delivery systems. There can be no assurance that we can generate sufficient product or contract research revenue to become profitable or to sustain profitability.

Recent Developments

        In October 2002, we announced two appointments to our board of directors. Chris A. Kuebler, chairman of the board of directors and chief executive officer of Covance, Inc., and Michael Brown, chairman of the board of directors of Quantum Corporation, were elected to our board of directors, increasing the total number of board members to nine.

        In October 2002, we announced that we had entered into a licensing, manufacturing and supply agreement with Celltech Group plc whereby Celltech will use Inhale's PEG technology and services for three of its proprietary pipeline products. These products include CDP 860, a PEGylated antibody fragment drug in Phase II clinical trials for cancer, as well as PEGylated antibody fragment products CDP 791 and CDP 484 in pre-clinical development for cancer and rheumatoid arthritis, respectively. Under the terms of the agreement, Inhale will provide exclusive development and manufacturing for each activated PEG in exchange for milestone and manufacturing payments and royalties on sales of successfully commercialized products.

        In October 2002, we announced an agreement with InterMune to develop a PEGylated version of Infergen® (Interferon alfacon-1) (PEG-Infergen) for the treatment of chronic hepatitis C infections.

The agreement calls for Inhale to provide the PEGylation expertise and exclusive manufacturing for the reagent used in the PEGylation of Infergen. Infergen is a bio-engineered type I interferon alpha that is FDA-approved for the treatment of patients with chronic hepatitis C infections. The terms of the agreement provide that InterMune will conduct pre-clinical and clinical development of the product and commercialize it in North America and Inhale will receive milestones as the product progresses through the clinic and royalties on product sales.

        In October 2002, we announced that F. Hoffmann-La Roche Ltd. ("Roche") received approval from the FDA for Pegasys® for the treatment of adults with chronic hepatitis C who have compensated liver disease and have not previously been treated with interferon alpha. In July 2002, we had previously announced that the FDA had granted priority review for Roche's combination therapy of Pegasys and Roche ribavirin tablets.

        In October 2002, we announced that Eli Lilly and Company, our collaborative partner with respect to an inhaleable product for the treatment of osteoporosis (Forteo™), agreed to terminate the program for such product.

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

Revenue Recognition

        Contract revenue from collaborative research agreements is recorded when earned based on the performance requirements of the contract. Revenue from non-refundable upfront license fees and certain guaranteed payments where we continue involvement through collaborative development are deferred and recognized as revenue over the period of continued involvement. Revenue from grants and feasibility arrangements are recognized as the related costs are incurred. Our research revenue is derived primarily from clients in the pharmaceutical and biotechnology industries and consists of reimbursement of development costs, reimbursement of certain expenses, payment of clinical supplies and amortization of milestones. Payments received for milestones achieved are deferred and recorded as revenue over the next period of continued development.

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

Business Combinations

Purchased In-Process Research and Development ("IPR&D")

        IPR&D expense is determined based on an analysis using risk-adjusted cash flows expected to be generated by products that may result from in-process technologies purchased in connection with acquisitions or business combinations. This analysis includes forecasting future cash flows that are expected to result from the progress made on each in-process project prior to the purchase dates. Cash flows are estimated by first forecasting, on a product-by-product basis, net revenues expected from the sales of the first generation of each in-process project and risk adjusting these revenues to reflect the probability of advancing to the next stage of the FDA approval process. The forecast data in the analysis is based on internal product level forecast information maintained by management in the ordinary course of managing the business. The inputs used by management in analyzing IPR&D is based on assumptions, which management believes to be reasonable but which are inherently uncertain and unpredictable. These assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Appropriate operating expenses are deducted from forecasted net revenues or on a product-by-product basis to establish a forecast of net returns on the completed portion of the in-process technology. Finally, net returns are discounted to a present value using discount rates that incorporate the weighted average cost of capital relative to the biotech industry and our company as well as product specific risks associated with the purchased in-process research and development products. The product specific risk factors include the product's phase of development, type of molecule under development, likelihood of regulatory approval, manufacturing process capability, scientific rationale, preclinical safety and efficacy data, target product profile, and development plan. In addition to the product specific risk factors, a discount rate is used for the purchase valuation, which represents a considerable risk premium to our weighted average cost of capital. The valuations used to estimate IPR&D require us to use significant estimates and assumptions that if changed, may result in a different valuation for IPR&D.

Impairment of Goodwill and Other Intangible Assets

        In July 2001, the Financial Accounting Standards Board ("FASB") issued two statements as a result of its deliberations on the business combinations project: Statement of Financial Accounting Standards ("SFAS") No. 141 on Business Combinations and SFAS 142 on Goodwill and Other Intangible Assets. SFAS 141 was effective for any business combinations initiated after June 30, 2001 and also include the criteria for the recognition of intangible assets separately from goodwill. SFAS 142 was effective for fiscal years beginning after December 15, 2001 and requires that goodwill not be amortized, but rather be subject to an impairment test at least annually. Separately identified and recognized intangible assets resulting from business combinations completed before July 1, 2001 that do not meet the new criteria for separate recognition of intangible assets will be subsumed into goodwill upon adoption. In addition, the useful lives of recognized intangible assets acquired in transactions completed before July 1, 2001 will be reassessed and the remaining amortization periods adjusted accordingly. Effective January 1, 2002, consistent with the new business combination accounting rules, assembled workforce was reclassified as goodwill and is subject to an impairment assessment. We periodically evaluate whether changes have occurred that would require revision of the remaining estimated useful life of these assets or otherwise render the assets unrecoverable. If such an event occurred, we would determine whether the goodwill or other intangible assets are impaired. To date, no such impairment losses have been recorded. The goodwill balance decreased from December 31, 2001 due to certain purchase price adjustments related to our acquisition of Shearwater. Other intangible assets have been amortized on a straight line basis for the three-months and nine-months ended September 30, 2002.

        In accordance with the new accounting standard adopted on January 1, 2002, the totals for the three-month and the nine-month periods ended September 30, 2002 do not include amortization of goodwill and are comprised solely of amortization of other intangible assets. Had amortization of goodwill been continued beyond January 1, 2002, we would have recognized an additional $7.9 million and $23.7 million in amortization expense during the three-months and nine-months ended September 30, 2002. The total for the three-months and nine-months ended September 30, 2001 includes $1.1 million and $1.9 million of amortization expense of other intangible assets and $7.8 million and $14.6 million of amortization of goodwill.

Accrued Liabilities

        Certain accrued liabilities reflect management's best estimates based on our specific historical experience and understanding of industry practice. We record a reserve for these matters when an adverse outcome is probable and the amount of the potential liability is reasonably estimable.

Results of Operations

Three-Month and Nine-Months Ended September 30, 2002 and 2001

        Revenue for the three-months ended September 30, 2002 was $23.2 million compared to $22.4 million for the three-months ended September 30, 2001, an increase of 4%. Revenue for the nine-months ended September 30, 2002 was $72.2 million compared to $53.3 million for the nine-months ended September 30, 2001, an increase of 35%. The increase in revenue was primarily due to increased funding of partnered projects and the addition of PEGylation product sales by our Shearwater subsidiary. Pfizer represented approximately 63% and 62% of our revenues for the three-months and nine-months ended September 30, 2002. Product sales through our Shearwater subsidiary accounted for 19% and 18% of revenues in the three-months and nine-months ended September 30, 2002. Contract research revenue for the three-months and nine-months ended September 30, 2002 and 2001 also included reimbursed research and development expenses as well as the amortization of deferred up-front signing and progress payments received from our collaborative partners. Contract revenues are expected to fluctuate from year to year, and future contract revenues cannot be predicted accurately. The level of contract revenues depends in part upon future success in obtaining new collaborative agreements, timely completion of feasibility studies, the continuation of existing collaborations and achievement of milestones under current and future agreements. Product sales are dependent upon regulatory approval of new products for sale and adoption of current products in the market and cannot be accurately predicted.

        Cost of goods sold is associated with product sales and was $1.9 million for the three-months ended September 30, 2002 based on product sales of $4.4 million from our Shearwater subsidiary during the quarter. Cost of goods sold for the nine-months ended September 30, 2002 was $5.5 million based on product sales of $13.3 million. For the three-months and nine-months ended September 30, 2001, costs of goods sold were $2.0 million based on product sales of $5.2 million, reflecting our acquisition of Shearwater in June 2001.

        Research and development expenses were $38.2 million for the three-months ended September 30, 2002, as compared to $34.2 million for the three-months ended September 30, 2001. The 12% increase in 2002 as compared to 2001 was primarily attributable to increased spending associated with partner-funded projects. Research and development expenses for the nine-months ended September 30, 2002 and 2001 were $116.7 million and $98.5 million, an increase of 18%. The additional expenses were attributable to the increased spending on partner-funded programs and the operating expenses of our Shearwater subsidiary. In addition, we made a one-time payment of $5.3 million to Alliance for the rights beyond inhaleable applications for PulmoSphere® technology and other considerations in the three-months ended March 31, 2002. We expect unfunded research and development spending to decrease over the next three to four years due to the combination of shifting of scale up of commercial operations and spending to cost of goods sold for inhaled insulin, and the anticipated partnering of Inhale funded projects.

        General and administrative expenses were $6.6 million for the three-months ended September 30, 2002 as compared to $5.8 million for the three-months ended September 30, 2001. The 14% increase in general and administrative expenses was primarily due to increased support associated with our manufacturing and development efforts, including administrative staffing, business development and marketing. General and administrative expenses were $17.5 million for the nine-months ended September 30, 2002 as compared to $14.2 million for the nine-months ended September 30, 2001. The

23% increase was primarily due to incremental support associated with our manufacturing and development efforts, including administrative staffing, business development and marketing, as well as the operating expenses of our Shearwater subsidiary.

        IPR&D represents that portion of the purchase price of an acquisition related to research and development activities which: (i) have not demonstrated their technological feasibility, and (ii) have no alternative future uses. During the three-months and nine-months ended September 30, 2002 we did not incur any IPR&D charges. During the nine-months ended September 30, 2001, we incurred charges of $146.3 million related to our acquisitions of Bradford and Shearwater.

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

        Amortization of other intangible assets expenses were unchanged at $1.1 million for the three-months ended September 30, 2002 as compared to the three-months ended September 30, 2001. For the nine-months ended September 30, 2002 and 2001, amortization of other intangible assets expenses were $3.4 million and $1.9 million, respectively. The increase in amortization and other intangible assets expenses in the nine-month period ended September 30, 2002 as compared to 2001, was associated with the amortization of intangible assets in connection with the acquisition of our Shearwater subsidiary in the second half of 2001.

        There was no amortization of goodwill for the three-months and nine-months ended September 30, 2002 as compared to $7.8 million and $14.6 million for the three-months and nine-months ended September 30, 2001. The decrease was associated with the adoption of new accounting standards on January 1, 2002 with respect to business combinations. Goodwill and certain other intangible assets are no longer amortized and are subject to an impairment test at least annually. The useful lives of recognized intangible assets acquired in transactions will regularly be reassessed and the remaining amortization periods adjusted accordingly. Since January 1, 2002, we have periodically evaluated whether changes have occurred that would require revision of the remaining estimated useful life of these assets or otherwise render the assets unrecoverable. If such an event occurred, we would determine whether the goodwill or other intangible assets are impaired. No impairment charges have been recorded for the three-months or nine-months ended September 30, 2002.

        Other income/(expense), net, was ($0.4) million and ($0.3) million for the three-months ended September 30, 2002 and 2001, respectively. For the nine-months ended September 30, 2002 and 2001, other income/(expense), net, was ($1.1) million and ($0.6) million, respectively. The increase from 2001 to 2002 can primarily be attributed to a ($0.4) million realized loss on our marketable equity securities due to impairment.

        Interest income was $2.7 million for the three-months ended September 30, 2002, as compared to $5.4 million for the three-months ended September 30, 2001. Interest income was $8.0 million during the nine-months ended September 30, 2002, compared to $20.4 million earned during the nine-months ended September 30, 2002. The 50% and 61% decrease in interest income in the three-months and nine-months ended September 30, 2002 from the same period in 2001, respectively, were primarily due to our lower cash and investment balances and lower interest rates in the first nine-months of 2002 as compared to the same periods in 2001.

        Interest expense was $4.2 million for the three-months ended September 30, 2002, as compared to $3.5 million for the three-months ended September 30, 2001. Interest expense was $12.4 million and $9.4 million, respectively, for the nine-months ended September 30, 2002 and 2001. The 19% and 33% increase in interest expense for the three-months and nine-months ended September 30, 2002, from comparable periods ended September 30, 2001, relates primarily to the interest expense on our capital lease obligation associated with our build-to-suit lease.

Liquidity and Capital Resources

        We have financed our operations primarily through public and private placements of our debt and equity securities, revenues from development contracts and short-term research and feasibility agreements, financing of equipment acquisitions and tenant improvements, and interest income earned on our investments of cash. We do not utilize off-balance sheet financing arrangements as a source of liquidity or financing. At September 30, 2002, we had cash, cash equivalents and short-term investments of approximately $313.6 million.

        Our operations used cash of $62.3 million in the nine-months ended September 30, 2002 as compared to $43.0 million for the corresponding period in 2001. The net operating loss for the nine-month period ended September 30, 2002 as compared to the corresponding period in 2001, differed from cash used in operations due to several factors. For the nine-months period ended September 30, 2001, our net loss of $213.8 million included non-cash expenses of $146.3 million of purchased in-process research and development associated with our acquisitions of Bradford and Shearwater. In addition we recorded $14.6 million in amortization of goodwill expense for the nine-month period ended September 30, 2001. Depreciation expense increased to $9.7 million for the nine-months ended September 30, 2002 from $8.4 million for the nine-months ended September 30, 2001, due to the inclusion of Shearwater and the build-to-suit lease with our real estate partnership lessor. Amortization of other intangible assets increased to $3.4 million for the nine-months ended September 30, 2002 as compared to $1.9 million for the nine-months ended September 30, 2001, due to the acquisition of Shearwater in the second half of 2001. The change in accounts receivable, other current assets and other assets for the nine-month period ended September 30, 2002 as compared to the nine-month period ended September 30, 2001 is primarily due to the increase in inventory of our Shearwater subsidiary. The change in accounts payable and other accrued liabilities for the nine-months ended September 30, 2002, as compared to the corresponding period in 2001 was primarily related to a $3.0 million payment to Enzon to cover expenses incurred in connection with defending litigation involving our branched PEG patents. The change in deferred revenue for the nine-months ended September 30, 2002 as compared to the nine-months ended September 30, 2001 was primarily due to the timing of partner payments in 2001.

        Cash flows provided by investing activities were $35.6 million for the nine-months ended September 30, 2002 as compared to $82.6 million cash used for the nine-months ended September 30, 2001. Cash flows for the nine-months ended September 30, 2002, were generated primarily by the sale and maturity of investment securities. These cash proceeds were either re-invested or used in operations. The change in cash flows relating to investing activities for the nine-months ended September 30, 2002, compared to the nine-months ended September 30, 2001 was primarily attributable to an increase in cash requirements to support the acquisitions of Shearwater and Bradford in 2001. For the nine-months ended September 30, 2002, we received $3.4 million in income tax refunds related to Shearwater, which has been treated as an adjustment to purchase price. In connection with our acquisition of Shearwater in September 2001, we paid net cash of $67.2 million for the nine-months ended September 30, 2001, which represents cash paid to Shearwater shareholders of $72.5 million, net of Shearwater's cash balance of $5.3 million. The remainder of the Shearwater acquisition was non-cash in nature. Also, in connection with our acquisition of Bradford, we paid net cash of $14.8 million for the nine-months ended September 30, 2001, which represents cash paid to Bradford shareholders of $20.4 million, net of Bradford cash balance of $5.6 million. The remainder of the Bradford acquisition was non-cash in nature. We purchased property and equipment of approximately $12.1 million and $26.6 million during the nine-months ended September 30, 2002 and 2001, respectively. The decrease in purchased property and equipment in 2002 as compared to 2001, reflects completion of the second phase of construction of a new San Carlos lab and office facility, offset by continued investment in our commercial manufacturing facilities, including device manufacturing at third-party contract manufacturers, and expansion of our San Carlos powder processing facilities.

        Cash flows provided from financing activities were $40.5 million for the nine-months ended September 30, 2002 as compared to $19.6 million for the nine-months ended September 30, 2001. The cash inflow in 2002 was primarily related to our strategic alliance with Enzon that included a $40.0 million investment in our preferred stock (see Consolidated Financial Statements Note 7—Cross Platform Strategic Alliance). In 2001 we received $15.1 million from the loan and capital lease financing of our real estate lessor for the construction of our San Carlos lab and office facility.

        We believe that research and development expenses should continue at current levels or higher through at least the next couple of years. Research and development expenses are associated with three general categories: (i) collaborative agreements under which spending is reimbursed by our partners; (ii) spending attributed to internally funded programs, and (iii) commercial readiness and infrastructure costs associated with commercial operations for our drug and third-party device manufacturing. We expect our cash requirements to continue at a comparable rate due to expected activities in these areas. Research and development costs will be dependent upon the number of collaborative agreements we are engaged in, the number of Inhale funded projects and the timing of our transition to commercial manufacturing of our San Carlos, Shearwater and Bradford operations.

        Given our current cash requirements, we believe that we will have sufficient cash to meet our operating expense requirements for the next three years. We plan to continue to invest in our growth and the need for cash will be dependent upon the timing of these investments. Our capital needs will depend on many factors, including continued scientific progress in our research and development arrangements, progress with preclinical and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs of developing and the rate of scaling up each manufacturing operation of our technologies, the timing and cost of our late stage clinical and early commercial production facility, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, the need to acquire licenses to new technologies and the status of competitive products. Of our convertible subordinated notes and debentures, $7.8 million and $291.4 million mature in 2006 and 2007, respectively. To satisfy our long-term needs, we intend to seek additional funding, as necessary, from corporate partners and from the sale of securities. Because we are an early stage biotechnology company, we do not qualify to issue investment grade debt or have access to certain credit facilities. As a result, any financing we undertake will likely involve the issuance of equity, convertible debt instruments or high-yield debt to fund our working capital. To date we have been primarily dependent upon equity and convertible debt financings for capital and have incurred substantial debt as a result of our issuances of subordinated notes and debentures that are convertible into our common stock. Our substantial debt, the market price of our securities and the general economic climate, among other factors, could have material consequences for the Company's financial position and could affect our sources of short-term and long-term funding. There can be no assurance that additional funds, if and when required, will be available to us on favorable terms, if at all.

RISK FACTORS

        The following risk factors should be read carefully in connection with evaluating our business. Any of the following risks could materially and adversely affect our business, operating results or financial condition.

If our drug delivery technologies are not commercially feasible, then our revenues and results of operations will be impacted negatively.

        We are in an early stage of development with respect to most of our products. There is a risk that our technologies will not be commercially feasible. Even if these drug delivery technologies are commercially feasible, they may not be commercially accepted across a range of large and small molecule drugs. We have tested 12 drug formulations using our inhaleables technology in humans, but many of our potential formulations have not been tested in clinical trials. We are currently using our advanced PEGylation technology platform we recently acquired through our acquisition of Shearwater in the development of 35 drugs. While we have incorporated our PEGylation technology in four products that the FDA approved for marketing and in one product that our partner has submitted for approval to the FDA through an NDA, and there are two other products using our PEGylation technologies in pivotal trials, many of the drug formulations with which we are incorporating this technology are in the early stages of feasibility or preclinical testing or in human clinical trials. Our SEDS™ supercritical fluids technology is also primarily in an early stage of feasibility. This technology represents a new method of manufacturing drug particles and is still in research and development, with only one formulation having entered human clinical testing.

        Other companies have tested many of the underlying drug compounds contained in our drug formulations in humans using alternative delivery routes or technologies. Our potential products require extensive research, development and preclinical and clinical testing. Our potential products also may involve lengthy regulatory reviews before they can be sold. We do not know if, and cannot assure that, any of our potential products will prove to be safe and effective, accomplish the objectives that we and our collaborative partners are seeking through the use of our technologies, meet regulatory standards or continue to meet such standards if already approved. There is a risk that we and our collaborative partners may not be able to produce any of our potential products in commercial quantities at acceptable costs, or market them successfully. Failure to achieve commercial feasibility, demonstrate safety, achieve clinical efficacy, obtain regulatory approval or, together with partners, successfully market products will negatively impact our revenues and results of operations.

If our research and development efforts are delayed or unsuccessful, then we may be delayed or unsuccessful in commercializing our products and our business will suffer.

        Except for our products that have already been approved by the FDA or submitted for approval by the FDA, our product candidates are still in research and development, including preclinical testing and clinical trials. Preclinical testing and clinical trials are long, expensive and uncertain processes. It may take us or our collaborators several years to complete this testing, and failure can occur at any stage in the process. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later stage clinical trials, even after promising results in earlier trials.

        Any clinical trial may fail to produce results satisfactory to us, our collaborative partners or the FDA. Preclinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval or commercialization. Negative or inconclusive results or adverse medical events during a clinical trial could cause a clinical trial to be repeated or a program to be terminated. We typically rely on collaborative partners and third-party clinical investigators to conduct clinical trials of our products and, as a result, we may face additional delaying factors outside our control.

        We do not know if any of our research and development efforts, including preclinical testing or clinical trials will adhere to our planned schedules or be completed on a timely basis or at all. Typically, there is a high rate of attrition for product candidates in preclinical and clinical trials.

If our drug delivery technologies do not satisfy certain basic feasibility requirements, then our products may not be competitive.

        We may not be able to achieve the total system efficiency for our products developed with our inhaleables technology needed to be competitive with alternative routes of delivery or formulation technologies. We determine total system efficiency by the amount of drug loss during manufacture, in the delivery system, and in reaching the ultimate site at which the drug exhibits its activity.

        In the case of pulmonary delivery for systemic efficiency, deep lung bioavailability is the percentage of a drug that is absorbed into the bloodstream when that drug is delivered directly to the lungs as compared to when the drug is delivered by injection. Relative bioavailability is the initial screen for whether deep lung delivery using our inhaleables technology of any drug is commercially feasible. We would not consider a drug to be a good candidate for development and commercialization using our inhaleables technology if drug loss is excessive at any one stage or cumulatively in the manufacturing and delivery process.

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

        For our supercritical fluids technology, solubility characteristics of a drug and the solvents, which may be incorporated in the manufacturing process, provide the initial screen for whether drug formulations using this technology are commercially feasible. We would not consider a drug to be a good candidate for this technology if its solubility characteristics were such that the application of our technology results in very low efficiency in manufacturing of drug powders.

If our drug formulations are not stable, then we will not be able to commercialize our products.

        We may not be able to identify and produce powdered or other formulations of drugs that retain the physical and chemical properties needed to work effectively with our delivery device for deep lung delivery using our inhaleables technology or through other methods of drug delivery using our other drug delivery technologies. Formulation stability is the physical and chemical stability of the drug over time and under various storage, shipping and usage conditions. Formulation stability will vary with each drug formulation and the type and amount of ingredients that are used in the formulation. Since our drug formulation technology is new and largely unproven, we do not know if our drug formulations will retain the needed physical and chemical properties and performance of the drugs. Problems with formulated drug powder stability in particular would negatively impact our ability to develop and market products using our inhaleables or SEDS™ technologies or obtain regulatory approval of such products.

If our drug delivery technologies are not safe, then we may not obtain regulatory approval of our products or adequately develop or market our products.

        We or our collaborative partners may not be able to prove potential products using our drug delivery technologies are safe. Our products require lengthy laboratory, animal and human testing. Most of our products are in preclinical testing or the early stage of human testing. Since most of our products are in an early stage of testing and have not completed clinical trials, we cannot be certain that these products, and our technology that developed these products, are safe or will not produce unacceptable adverse side effects. The safety of our formulations will vary with each drug and the ingredients used in our formulation. If any product is found not to be safe, the product will not be approved for marketing or commercialization.

If product liability lawsuits are brought against us, we may incur substantial liabilities.

        The testing, marketing and sale of medical products entail an inherent risk of product liability. If product liability costs exceed our liability insurance coverage, we may incur substantial liabilities. Whether or not we were ultimately successful in product liability litigation, such litigation would consume substantial amounts of our financial and managerial resources, and might result in adverse publicity, all of which would impair our business. We may not be able to maintain our clinical trial insurance or product liability insurance at an acceptable cost, if at all, and this insurance may not provide adequate coverage against potential claims or losses.

If our inhaleable drug delivery technologies do not provide consistent doses of medicine, then we will not be able to develop, obtain regulatory approval for and commercialize our products.

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

  •
  moisture resistant packaging.

        Since our inhaleable drug delivery technologies are still in development and are yet to be commercialized, we cannot be certain that we will be able to develop reproducible dosing of any potential product. The failure to do so means that we would not consider such a product as a good candidate for development and commercialization.

If our collaborative partners that we depend on to obtain regulatory approvals and commercialization of our products are not successful, or if such collaboration fails, then our product development or commercialization of our products may be delayed or unsuccessful.

        Because we are in the business of developing technology for delivering drugs to the lungs and producing improved drug formulations for other routes of delivery, and licensing these technologies to companies that make and sell drugs, we do not have the people and other resources to do the following things:

  •
  synthesize bulk drugs to be used as medicines;

  •
  design and conduct large scale clinical studies;

  •
  prepare and file documents necessary to obtain government approval to sell a given drug product; or

  •
  market and sell our products when and if they are approved.

        When we sign a collaborative development agreement or license agreement to develop a product with a drug or biotechnology company, the drug or biotechnology company agrees to do some or all of the things described above.

        Reliance on collaborative relationships poses a number of risks, including:

  •
  we will not be able to control whether and the extent to which our collaborative partners will devote sufficient resources to our programs or products;

  •
  disputes may arise in the future with respect to the ownership of rights to technology and/or intellectual property developed with collaborative partners;

  •
  disagreements with collaborative partners could lead to delays in or termination of the research, development or commercialization of product candidates, or result in litigation or arbitration;

  •
  contracts with our collaborative partners may fail to provide significant protection or may fail to be effectively enforced if one of these partners fails to perform; collaborative partners have considerable discretion in electing whether to pursue the development of any additional products and may pursue alternative technologies or products either on their own or in collaboration with our competitors;

  •
  collaborative partners with marketing rights may choose to devote fewer resources to the marketing of our products than they do to products of their own development;

  •
  there are risks related to the ability of our distributors and corporate partners to pay us; and

  •
  collaborative partners may have the unilateral right to terminate their agreements with us for any or no reason.

        Given these risks, there is a great deal of uncertainty regarding the success of our current and future collaborative efforts.

        In October 2001, Eli Lilly and Company, our collaborative partner with respect to a Phase I program for an inhaleable product for the treatment of osteoporosis, Fortéo™, notified us that the program will not be funded in 2002. Lilly further notified us earlier this year that it did not plan to fund program work in 2003 and both companies mutually agreed to terminate the program in October 2002. In January 2002, Biogen, our collaborative partner with respect to a Phase I program for an inhaleable product for the treatment of multiple sclerosis, announced that it does not plan to further develop inhaleable Avonex® for multiple sclerosis at this time and formally terminated the program for such product effective as of September 2002. If other significant collaborations are suspended or terminated, our ability to successfully commercialize certain of our other proposed products would also be negatively impacted. If these efforts fail, our product development or commercialization of products could be delayed.

If we fail to establish future successful collaborative relationships, then our financial results may suffer and our product development efforts may be delayed or unsuccessful.

        We intend to seek future collaborative relationships with pharmaceutical and biotechnology partners to fund some of our research and development expenses and to develop and commercialize potential products. Further, we anticipate that the timing of drug development programs under existing collaborative agreements with our partners will continue to affect our revenues from such agreements. We may not be able to negotiate acceptable collaborative arrangements in the future, and any arrangements we do negotiate may not be successful. If we fail to establish additional collaborative relationships, we will be required to undertake research, development, marketing and manufacturing of our proposed products at our own expense or discontinue or reduce these activities.

If we or our partners do not obtain regulatory approval for our products on a timely basis, then our revenues and results of operations may be affected negatively.

        There is a risk that we or our partners will not obtain regulatory approval for our unapproved products on a timely basis, or at all. Our unapproved products must undergo rigorous animal and human testing and an extensive FDA mandated or equivalent foreign authorities review process. This process generally takes a number of years and requires the expenditure of substantial resources and the time required for completing such testing and obtaining such approvals is uncertain. The FDA and other U.S. and foreign regulatory agencies also have substantial discretion to terminate clinical trials, require additional testing, delay or withhold registration and marketing approval and mandate product withdrawals including recalls. The FDA has approved for marketing four products with our advanced PEGylation technology for specific uses in the United States. Further, one additional product with PEGylation has been approved in Europe and other countries. In addition, our partners have submitted for approval to the FDA one NDA using our PEGylation technology and we plan to manufacture and market other potential products. Even though our partners have obtained regulatory approval for four products, these products and our manufacturing processes are subject to continued review by the FDA and other regulatory authorities. Even if our partners receive regulatory approval of a product, the approval may limit the indicated uses for which our partners may market the product. In addition, our partners' marketed products, our manufacturing facilities and we, as the manufacturer in certain instances, will be subject to continual review and periodic inspections. Later discovery from such review and inspection of previously unknown problems may result in restrictions on our partners' products or on us, including withdrawal of our partners' products from the market. The failure to obtain timely regulatory approval of our partners' products, any product marketing limitations or a product withdrawal would negatively impact our revenues and results of operations.

        In addition, we may encounter delays or rejections based upon changes in FDA regulations or policies, including policy relating to current good manufacturing practice compliance, or "cGMP", during the period of product development. We may encounter similar delays in other countries.

        In October 2002, Pfizer, our collaborative partner in the development of inhaleable insulin for the treatment of Type 1 and Type 2 diabetes announced that they will complete additional long-term studies well underway for Exubera®, their inhaled insulin development program, and that they are continuing discussions with the FDA regarding the timing of a related NDA submission. Any delay in the filing of this NDA may result in a delay in the approval of the NDA by the FDA, if such approval is received at all. Any material delay in the regulatory approval of this product or failure to receive regulatory approval of this product would negatively impact our results of operations.

If our technologies cannot be integrated successfully to bring products to market, then our ability to develop, and our partners' ability to obtain approval or market our products, may be delayed or unsuccessful.

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

  •
  scale-up our manufacturing processes.

        We must accomplish all of these steps without delaying any aspect of technology development. Any delay in one component of product or business development could delay our ability to develop, and our partners' ability to obtain approval or market products using our delivery and formulation technologies.

If we are not able to manufacture our products in commercially feasible quantities or at commercially feasible costs, then our products will not be successfully commercialized.

Advanced PEGylation and SEDS™ Technologies

        Except for the four approved PEGylation products and one product pending approval with our advanced PEGylation technology, all of the drug formulations with which we are incorporating the advanced PEGylation and SEDS™ technologies are in various stages of feasibility testing or human clinical trials. At this time, our existing facilities are large enough for most commercial scale manufacturing to meet current demand. In the future, we may have to expand our facilities if we are not able to scale-up to large clinical trials or commercial manufacturing for products incorporating either of these technologies in a timely manner or at a commercially reasonable cost. Our failure to solve any of these problems could delay or prevent late stage clinical testing and commercialization of our products and could negatively impact our revenues and results of operations.

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

        We obtain the bulk drugs we use to manufacture the drugs using our drug delivery and formulation technologies from sole or exclusive sources of supply. For example, with respect to our source of bulk insulin, we have entered into a collaborative agreement with Pfizer which has, in turn, entered into an agreement with Aventis Pharma to manufacture biosynthetic recombinant insulin. Under the terms of their agreement, Pfizer and Aventis Pharma agreed to construct a jointly owned manufacturing plant in Frankfurt, Germany. Until needed, Pfizer will provide us with insulin from Aventis Pharma's existing plant.

        We have also entered into an exclusive agreement with one supplier for a significant portion of the PEG polymer chains we use in our products that incorporate PEGylation technology. NOF Corporation is our predominant supplier of pharmaceutical grade PEGylation materials pursuant to an exclusive supply agreement with NOF that provides for the supply of these materials. If our sole or exclusive source suppliers fail to provide either bulk drugs or PEGylation materials in sufficient quantities when required, our revenues and results of operations will be negatively impacted.

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

        We are aware of other companies engaged in developing and commercializing pulmonary drug delivery and formulation systems, as well as drug delivery technologies similar to the SEDS™ technology and the advanced PEGylation technology we are developing. Some of our competitors with regard to inhaleables technology include AeroGen, Inc., Alkermes, Inc. and Aradigm Corporation. Aerogen and Aradigm are developing liquid drug delivery systems, and Alkermes is working on a dry powder delivery system. Our competitors with regard to advanced PEGylation technology include Valentis, Inc., Mountain View Pharmaceuticals, Inc. and SunBio PEG-SHOP, as well as several pharmaceutical and biotechnology companies with in-house PEGylation expertise. Some of our competitors with regard to SEDS™ technology include Alkermes, Battelle Memorial Institute, Ethypharm SA, Ferro Corp., Lavipharm SA and RxKinetics. Some of these companies license or provide the technology to other companies, while others are developing the technology for internal use. Many of these companies have greater research and development capabilities, experience, manufacturing, marketing, financial and managerial resources than we do and represent significant competition for us. Acquisitions of or collaborations with competing drug delivery companies by large pharmaceutical or biotechnology companies could enhance our competitors' financial, marketing and other resources. Accordingly, our competitors may succeed in developing competing technologies, obtaining regulatory approval for products or gaining market acceptance before us. Developments by others could make our products or technologies uncompetitive or obsolete. Our competitors may introduce products or processes competitive with or superior to ours.

If any of our patents are invalid or pending patents do not issue or following issuance are deemed not valid, then we may lose key intellectual property right protection. If our products infringe on third-party's rights, then we will suffer adverse effects on our ability to develop and commercialize products as well as our revenues and results of operations.

        We have filed patent applications covering certain aspects of our inhalation devices, powder processing technology, powder formulations and deep lung route of delivery for certain molecules as well as for our advanced PEGylation and SEDS™ supercritical fluids technologies, and we plan to file additional patent applications. We currently have 357 issued U.S. and foreign patents that cover certain aspects of our technology and we have a number of patent applications pending. There is a risk that many of the patents applied for will not issue, or that any patents that issue or have issued will not be held valid and enforceable. Enforcing our patent rights would be time consuming and costly.

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

        We are party to various litigation matters including, several which relate to our patent and intellectual property rights. We cannot predict with certainty the eventual outcome of any pending litigation or potential future litigation, and we might have to incur substantial expense in defending these or future lawsuits or indemnifying third parties with respect to the results of such litigation.

If earthquakes and other catastrophic events strike, our business may be negatively affected.

        Our corporate headquarters, including a substantial portion of our research and development operations, are located in the Silicon Valley area of Northern California, a region known for seismic activity. A significant natural disaster such as an earthquake could have a material adverse impact on our business, operating results, and financial condition. Certain of our other facilities and our collaborative partners located elsewhere may also be subject to catastrophic events such as hurricanes and tornadoes, any of which could have a material adverse effect on our business, operating results, and financial condition.

The recent energy crisis in California could disrupt our business and the businesses of our suppliers, contract manufacturers and collaborative partners, and could increase our expenses.

        In the recent past, the western United States (and California in particular) has experienced episodes of diminished electrical power supply, and it is possible that this situation could worsen in the near future. As a result of these episodes, certain of our operations or facilities may continue to be subject to "rolling blackouts" or other unscheduled interruptions of electrical power. The prospect of such unscheduled interruptions may continue for the foreseeable future, and we are unable to predict their occurrence or duration. Certain of our contract manufacturers and collaborative partners are also located in this area and their operations may also be materially and adversely affected by such interruptions, which in turn could have a material adverse effect on our business or results of operations.

Investors should be aware of industry-wide risks which are applicable to us and may affect our revenues and results of operations.

        In addition to the risks associated specifically with us described above, investors should also be aware of general risks associated with drug development and the pharmaceutical and biotechnology industries. These include, but are not limited to:

  •
  changes in and compliance with government regulations;

  •
  handling and disposal of hazardous materials;

  •
  workplace health and safety requirements;

  •
  hiring and retaining qualified people; and

  •
  insuring against product liability claims.

If we fail to manage our growth effectively, our business may suffer.

        Our ability to offer commercially viable products, achieve our expansion objectives, manage our growth effectively and satisfy our commitments under our collaboration agreements depends on a variety of factors, all of which must be successfully managed. Key factors include our ability to develop products internally, enter into strategic partnerships with collaborators, attract and retain skilled employees and effectively expand our internal organization to accommodate anticipated growth including integration of any potential businesses that we may acquire. If we are unable to manage some or all of these factors effectively, our business could grow too slowly or too quickly to be successfully sustained, thereby resulting in material adverse effects on our business, financial condition and results of operations.

If we do not effectively integrate personnel and operations relating to our acquisitions of Bradford Particle Design and Shearwater, our business and management may suffer disruptions.

        Our acquisitions of Bradford Particle Design and Shearwater may present unique risks related to our business. We may not be able to successfully assimilate the additional personnel, operations, acquired technology and products into our business. In particular, we need to assimilate and retain key management, research and engineering personnel. Key personnel from acquired companies such as Bradford Particle Design and Shearwater often decide to pursue other opportunities. In addition, there may be complications if we attempt to integrate any of the technology acquired from these companies with our other technologies, and it is uncertain whether we may accomplish this easily or at all. These integration difficulties could disrupt our ongoing business, distract management and employees or increase expenses. Acquisitions are inherently risky, and we may also face unexpected costs, which may adversely affect operating results in any quarter. Additionally, because Bradford Particle Design is a UK company, we will face additional risks related to cross-border acquisitions and international operations, including foreign legal and regulatory restrictions and potential economic instability. Due diligence conducted in connection with either acquisition may not have uncovered all the potential problems or liabilities we may have assumed in these transactions. Any of these risks could have a significant impact on our ability to continue our research and development efforts, and regulatory and commercialization efforts on a competitive and timely basis.

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

        We have never been profitable and, through September 30, 2002 we have an accumulated deficit of approximately $518.3 million. We expect to continue to incur substantial and potentially increasing losses over at least the next few years as we expand our research and development efforts, testing activities and manufacturing operations, and as we further expand our late stage clinical and early commercial production facility. Most of our potential products are in the early stages of development. Except for the approved advanced PEGylation technology products, we have generated no revenues from product sales. Our revenues to date have consisted primarily of payments under short-term research and feasibility agreements and development contracts. To achieve and sustain profitable operations, we must, alone or with others, successfully develop, obtain regulatory approval for, manufacture, introduce, market and sell products using our drug delivery technologies. There is risk that we will not generate sufficient product or contract research revenue to become profitable or to sustain profitability.

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

        Our stock price is volatile. In the last twelve-month period ending October 31, 2002, based on closing prices on the Nasdaq National Market, our stock price ranged from $4.13 to $19.47. We expect it to remain volatile. A variety of factors may have a significant effect on the market price of our common stock, including:

  •
  clinical trial results or product development delays or delays in product approval or launch;

  •
  announcement or termination of collaborative relationships by us or our competitors;

  •
  fluctuations in our operating results;

  •
  developments in patent or other proprietary rights;

  •
  announcements of technological innovations or new therapeutic products;

  •
  governmental regulation;

  •
  public concern as to the safety of drug formulations developed by us or others; and

  •
  general market conditions

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

        As of September 30, 2002, we had approximately $339.0 million in long-term obligations. Our substantial indebtedness has and will continue to impact us by:

  •
  increasing our interest expense and related debt service costs;

  •
  making it more difficult to obtain additional financing; and

  •
  constraining our ability to react quickly in an unfavorable economic climate.

        Currently, we are not generating sufficient cash flow to satisfy the annual debt service payments on our outstanding subordinated convertible notes and debentures. This may require us to use a portion of the proceeds from the sales of these securities to pay interest or borrow additional funds or sell additional equity to meet our debt service obligations. If we are unable to satisfy our debt service requirements, substantial liquidity problems could result, which would negatively impact our future prospects. As of September 30, 2002 we had cash, cash equivalents and short-term investments valued at approximately $313.6 million.

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

Item 4. Controls and Procedures

        Evaluation of Disclosure Controls and Procedures.    Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we have, as of a date within 90 days before the filing date of this quarterly report (the "Evaluation Date") evaluated the effectiveness of our "disclosure controls and procedures." Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        Changes in Internal Controls.    There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their last evaluation.

        Limitations on the Effectiveness of Controls.    The company's management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

        On August 30, 2002, a complaint was filed by David F. Kachensky in the Circuit Court of Madison County, Alabama, (the "Complaint") against J. Milton Harris, James R. Hudson, Jr., Shearwater Corporation and Inhale Therapeutic Systems, Inc., as the successor corporation to Shearwater, (the "Defendants"). Dr. Harris is the president of our Shearwater subsidiary. Among other things, the Complaint alleges that the Defendants breached a stock purchase/employment agreement allegedly entered into by and between certain of the Defendants and the Plaintiff prior to our acquisition of Shearwater, whereby the Defendants allegedly agreed to convey to the Plaintiff five percent (5%) of the capital stock of Shearwater outstanding as of December 1997. The Plaintiff seeks damages in the amount of approximately $15 million. On October 7, 2002, the Defendants filed answers to the Complaint denying the allegations and asserting affirmative defenses. Discovery has commenced, and no trial date has been set. The Company denies the allegations in the Complaint and intends to vigorously defend itself in the litigation.

Item 2. Changes in Securities and Use of Proceeds

        In July 2002, we completed the second of two installment payments totaling an aggregate of $1,050,000 in cash and common stock to McKinsey & Company, Inc. United States ("McKinsey") in connection with certain consulting services (the "Consulting Services") provided to us by McKinsey from April through July 2002. In consideration for professional fees and expenses rendered in connection with the Consulting Services, we paid McKinsey an aggregate total of $525,000 in cash and issued an aggregate of 67,640 shares of common stock to AFAC Equity L.P., ("AFAC") an affiliated partnership. Under the terms of the consulting arrangement, McKinsey and its affiliates also have certain registration rights whereby we may be required to register the common stock acquired in the event that we file a registration statement with the SEC in connection with an underwritten public offering of its common stock. AFAC relied upon the exemption from registration afforded by Regulation D and made certain representations and warranties regarding its intent to acquire the common stock for investment only and not with a view to distribution, and also represented that it was an "accredited investor" as that term is defined under Rule 501 of Regulation D. Appropriate legends are affixed to the certificates representing the shares of common stock acquired.

Item 3. Defaults upon Senior Securities—None

Item 4. Submission of Matters to a Vote of Security Holders—None

Item 5. Other Information

        In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved by the Audit Committee of the Board of Directors to be performed by Ernst & Young LLP, our external auditor. Non-audit services are defined as services other than those provided in connection with an audit or a review of the financial statements of the company. The Audit Committee has approved engagements of Ernst & Young for the following non-audit services: (1) tax compliance services; (2) tax planning services; (3) tax consulting services; (4) audit services related to the our employee benefit plans; and (5) accounting consulting services.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  The following exhibits are filed here with or incorporated by reference:

Exhibit Number	Exhibit Index
2.1(1)	Agreement and Plan of Merger by and between Inhale Therapeutic Systems, a California corporation, and Inhale Therapeutic Systems (Delaware), Inc., a Delaware corporation.
2.2(15)	Recommended Offer, dated December 21, 2000, by Cazenove & Co. on behalf of Inhale Therapeutic Systems, Inc. for Bradford Particle Design plc.
2.3(20)	Agreement and Plan of Merger and Reorganization, dated May 22, 2001, by and among Inhale Therapeutic Systems, Inc., Shearwater Corporation, Square Acquisition Corp., J. Milton Harris and Puffinus, L.P.
2.4(20)	Amendment to Agreement and Plan of Merger and Reorganization, dated June 21, 2001, by and among Inhale Therapeutic Systems, Inc., Shearwater Corporation, Square Acquisition Corp., J. Milton Harris and Puffinus, L.P.
3.1(1)	Certificate of Incorporation of Inhale Therapeutic Systems, Inc.
3.2(1)	Bylaws of Inhale Therapeutic Systems, Inc.
3.3(13)	Certificate of Amendment of the Amended Certificate of Incorporation of Inhale Therapeutic Systems, Inc.
3.4(19)	Certificate of Designation of Series A Junior Participating Preferred Stock of Inhale Therapeutic Systems, Inc.
3.5(24)	Certificate of Designation of Series B Convertible Preferred Stock of Inhale Therapeutic Systems, Inc.
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3., 3.4 and 3.5.
4.2(2)	Restated Investor Rights Agreement, dated April 29, 1993, as amended October 29, 1993, by and among Inhale Therapeutic Systems, Inc. and certain other persons named therein.
4.3(3)	Stock Purchase Agreement, dated January 18, 1995, by and between Inhale Therapeutic Systems, Inc. and Pfizer Inc.
4.4(8)	Form of Purchase Agreement, dated January 28, 1997, by and among Inhale Therapeutic Systems, Inc. and the individual Purchasers.
4.5(9)	Stock Purchase Agreement, dated December 8, 1998, by and between Inhale Therapeutic Systems, Inc. and Capital Research and Management Company.
4.6(11)	Purchase Agreement, dated October 6, 1999, by and among Inhale Therapeutic Systems, Inc., Lehman Brothers Inc., Deutsche Bank Securities Inc. and U.S. Bancorp Piper Jaffray Inc.
4.7(11)	Resale Registration Rights Agreement, dated October 13, 1999, by and among Inhale Therapeutic Systems, Inc., Lehman Brothers Inc., Deutsche Bank Securities Inc. and U.S. Bancorp Piper Jaffray Inc.
4.8(11)	Indenture, dated October 13, 1999, by and between Inhale Therapeutic Systems, Inc., as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.
4.9(11)	Form of Inhale Registration Rights Agreement, dated January 25, 2000, by and between Inhale Therapeutic Systems, Inc. and Selling Shareholder.
4.10(12)	Purchase Agreement, dated February 2, 2000, by and among Inhale Therapeutic Systems, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Lehman Brothers Inc. and U.S. Bancorp Piper Jaffray Inc.

4.11(12)	Resale Registration Rights Agreement, dated February 8, 2000, by and among Inhale Therapeutic Systems, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Lehman Brothers Inc. and U.S. Bancorp Piper Jaffray Inc.
4.12(12)	Indenture, dated February 8, 2000, by and between Inhale Therapeutic Systems, Inc., as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.
4.13(13)	Specimen common stock certificate.
4.14(14)	Specimen warrants to purchase shares of common stock.
4.15(16)	Purchase Agreement, dated October 11, 2000, by and among Inhale Therapeutic Systems, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Lehman Brothers Inc. and U.S. Bancorp Piper Jaffray Inc.
4.16(16)	Resale Registration Rights Agreement, dated October 17, 2000, by and among Inhale Therapeutic Systems, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities, Inc., Lehman Brothers Inc. and U.S. Bancorp Piper Jaffray Inc.
4.17(16)	Indenture, dated October 17, 2000, by and between Inhale Therapeutic Systems, Inc., as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.
4.18(19)	Rights Agreement, dated as of June 1, 2001, by and between Inhale Therapeutic Systems, Inc. and Mellon Investor Services LLC.
4.19(19)	Form of Right Certificate.
4.20(24)	Stock Purchase Agreement, dated January 7, 2002, by and between Inhale Therapeutic Systems, Inc. and Enzon, Inc.
4.21(27)	Common Stock Purchase Agreement, dated June 7, 2002, by and between Inhale Therapeutic Systems, Inc. and AFAC Equity L.P.
4.22(27)	Common Stock Purchase Agreement, dated July 9, 2002, by and between Inhale Therapeutic Systems, Inc. and AFAC Equity L.P.
10.1(6)	Inhale Therapeutic Systems, Inc.'s 1994 Non-Employee Directors' Stock Option Plan, as amended.
10.2(2)	Inhale Therapeutic Systems, Inc.'s 1994 Employee Stock Purchase Plan, as amended and restated.
10.3(2)	Standard Industrial Lease, dated September 17, 1992, as amended September 18, 1992, by and between Inhale Therapeutic Systems, Inc. and W.F. Batton & Co., Inc.
10.4(2)	Addendum IV to Lease dated September 17, 1992, dated April 1, 1994, by and among Inhale Therapeutic Systems, Inc., W.F. Batton and Marie A. Batton.
10.5(5)	Amendment Agreement Number One to Lease dated September 17, 1992, dated October 20, 1995, by and between Inhale Therapeutic Systems, Inc. and W.F. Batton & Co., Inc.
10.6(5)	Amendment Agreement Number Two to Lease dated September 17, 1992, dated November 15, 1995, by and among Inhale Therapeutic Systems, Inc., W.F. Batton and Marie A. Batton, Trustees of the W.F. Batton and Marie A. Batton Trust UTA dated January 12, 1998 ("Batton Trust").
10.7(10)	Amendment Agreement Number Three to Lease dated September 17, 1992, dated February 14, 1996, by and between Inhale Therapeutic Systems, Inc. and Batton Trust.
10.8(10)	Amendment Agreement Number Four to Lease dated September 17, 1992, dated September 15, 1996, by and between Inhale Therapeutic Systems, Inc. and Batton Trust.
10.9(2)	Sublicense Agreement, dated September 13, 1991, by and between Inhale Therapeutic Systems, Inc. and John S. Patton.

10.10(4)	Stock Purchase Agreement, dated March 1, 1996, by and between Inhale Therapeutic Systems, Inc. and Baxter World Trade Corporation.
10.11(7)	Sublease and Lease Agreement, dated October 2, 1996, by and between Inhale Therapeutic Systems, Inc. and T.M.T. Associates L.L.C. ("Landlord").
10.12(10)	First Amendment to Sublease and Lease Agreement dated October 2, 1996, dated October 30, 1996, by and between Inhale Therapeutic Systems, Inc. and Landlord.
10.13(10)	Letter Agreement amending Sublease and Lease Agreement dated October 2, 1996, dated April 9, 1997, by and between Inhale Therapeutic Systems, Inc. and Landlord.
10.14(10)	Third Amendment to Sublease and Lease Agreement dated October 2, 1996, dated April 16, 1997, by and between Inhale Therapeutic Systems, Inc. and Landlord.
10.15(10)	Fourth Amendment to Sublease and Lease Agreement dated October 2, 1996, dated November 5, 1997, by and between Inhale Therapeutic Systems, Inc. and Landlord.
10.16(12)	Sublease, dated November 3, 1999, by and between Webvan Group, Inc., as sublessor, and Inhale Therapeutic Systems, Inc., as sublessee.
10.17(14)	Inhale Therapeutic Systems, Inc.'s 2000 Equity Incentive Plan, as amended.
10.18(14)	Inhale Therapeutic Systems, Inc.'s Stock Option Agreement issued in accordance with Inhale Therapeutic Systems, Inc.'s 2000 Equity Incentive Plan, as amended.
10.19(14)	Agreement for the Contribution of 201 Industrial Road Project, made and entered into as of September 14, 2000, by and among Inhale Therapeutic Systems, Inc., Inhale 201 Industrial Road, L.P., a California limited partnership and Bernardo Property Advisors, Inc., a California corporation.
10.20(14)	Agreement of Limited Partnership of Inhale 201 Industrial Road., L.P., a California limited partnership, made and entered into September 14, 2000, by and among SCIMED PROP III, Inc., a California corporation, as general partner, 201 Industrial Partnership, a California general partnership, as limited partner and Inhale Therapeutic Systems, Inc., as limited partner.
10.21(14)	Build-To-Suit Lease, made and entered into as of September 14, 2000, by and between Inhale 201 Industrial Road, L.P., a California limited partnership, as Landlord, and Inhale Therapeutic Systems, Inc., as Tenant.
10.22(14)	Amendment to Lease, dated October 3, 2000, by and between Inhale 201 Industrial Road, L.P., a California limited partnership, as Landlord, and Inhale Therapeutic Systems, Inc., as Tenant.
10.23(14)	Parking Lease Agreement, entered into as of September 14, 2000, by and between Inhale 201 Industrial Road, L.P., a California limited partnership, as Landlord, and Inhale Therapeutic Systems, Inc., as Tenant.
10.24(23)	Inhale Therapeutic Systems, Inc.'s 2000 Non-Officer Equity Incentive Plan.
10.25(17)	Inhale Therapeutic Systems, Inc.'s Stock Option Agreement issued in accordance with Inhale Therapeutic Systems, Inc.'s 2000 Non-Officer Equity Incentive Plan.
10.26+(18)	Manufacturing and Supply Agreement by and among Inhale Therapeutic Systems, Inc., Tech Group North America and Bespak Europe, LTD.
10.27(21)	The Bradford Particle Design plc Approved Employee Share Option Scheme.
10.28(21)	Form of The Bradford Particle Design plc Approved Employee Share Option Scheme Option Certificate.
10.29(21)	The Bradford Particle Design plc Unapproved Employee Share Option Scheme.
10.30(21)	Form of The Bradford Particle Design plc Unapproved Employee Share Option Scheme Option Certificate.
10.31(21)	Form of Agreement Granting an Enterprise Management Incentives Option.
10.32(21)	Agreement Granting Options, dated November 5, 1999, by and between Mr. Joseph F. Bohan and Bradford Particle Design plc.

10.33(21)	Agreement Granting Options, dated October 27, 2000, by and between Mr. Joseph F. Bohan and Bradford Particle Design plc.
10.34(22)	Shearwater Corporation 1996 Nonqualified Stock Option Plan.
10.35(22)	Amendment, effective May 22, 1998, to the 1996 Nonqualified Stock Option Plan of Shearwater Corporation.
10.36(22)	Second Amendment, effective February 26, 2000, to the 1996 Nonqualified Stock Option Plan of Shearwater Corporation.
10.37(22)	Third Amendment, effective October 5, 2000, to the 1996 Nonqualified Stock Option Plan of Shearwater Corporation.
10.38(22)	Fourth Amendment, effective June 22, 2001, to the 1996 Nonqualified Stock Option Plan of Shearwater Corporation.
10.39(22)	Form of Shearwater Corporation Nonqualified Stock Option Agreement.
10.40(22)	Form of June 2001 Amendment to Shearwater Corporation Nonqualified Stock Option Agreement.
10.41(25)	Inhale Therapeutic Systems, Inc. 401(k) Retirement Plan.
10.42(25)	Non-Standardized Adoption Agreement No. 001 for use with Inhale Therapeutic Systems, Inc. 401(k) Retirement Plan.
10.43(26)	Inhale Therapeutic Systems, Inc., Employee Stock Purchase Plan, as amended and restated.
10.44+(27)	Letter Agreement, dated July 31, 2002, by and between Inhale Therapeutic Systems, Inc., and Douglas H. Altschuler.
99.1 (27)	Certification of Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(24)
Incorporated by reference to Inhale Therapeutic Systems, Inc.'s Current Report on Form 8-K, filed on January 8, 2002.

(25)
Incorporated by reference to Inhale Therapeutic Systems, Inc.'s Registration Statement on Form S-8 (No. 333-76638), filed on January 11, 2002.

(26)
Incorporated by reference to the indicated exhibit in Inhale Therapeutic Systems, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(27)
Filed herewith.

(b)
Reports on Form 8-K for the three-month period ending September 30, 2002:

      None.

SIGNATURES

        Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Carlos, County of San Mateo, State of California on November 14, 2002.

By:	/s/ AJIT S. GILL Ajit S. Gill Chief Executive Officer, President and Director
By:	/s/ BRIGID A. MAKES Brigid A. Makes Vice President, Finance and Administration, Chief Financial Officer and Assistant Secretary

OFFICER CERTIFICATION
PURSUANT TO SECTION 302(A)
OF THE SARBANES-OXLEY ACT OF 2002

        I, Ajit S. Gill, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Inhale Therapeutic Systems, Inc. ("registrant");

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ AJIT S. GILL Ajit S. Gill Chief Executive Officer, President and Director

OFFICER CERTIFICATION
PURSUANT TO SECTION 302(A)
OF THE SARBANES-OXLEY ACT OF 2002

        I, Brigid A. Makes, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Inhale Therapeutic Systems, Inc. ("registrant");

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ BRIGID A. MAKES Brigid A. Makes Vice President, Finance and Administration, Chief Financial Officer and Assistant Secretary

QuickLinks

INHALE THERAPEUTIC SYSTEMS, INC. INDEX
  PART I: FINANCIAL INFORMATION
  Item 1. Financial Statements
INHALE THERAPEUTIC SYSTEMS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except per share information)
INHALE THERAPEUTIC SYSTEMS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share information) (unaudited)
INHALE THERAPEUTIC SYSTEMS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS Increase/(Decrease) in Cash and Cash Equivalents (in thousands) (unaudited)
INHALE THERAPEUTIC SYSTEMS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2002 (unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
RISK FACTORS
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
  PART II: OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults upon Senior Securities—None
  Item 4. Submission of Matters to a Vote of Security Holders—None
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
OFFICER CERTIFICATION PURSUANT TO SECTION 302(A) OF THE SARBANES-OXLEY ACT OF 2002
OFFICER CERTIFICATION PURSUANT TO SECTION 302(A) OF THE SARBANES-OXLEY ACT OF 2002