Form 10-K
period 2002-12-31
NEKTAR THERAPEUTICS
filed 2003-03-28
CIK 906709

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2002
or,
☐	TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number: 0-23556

NEKTAR THERAPEUTICS
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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12B-2 of Act). Yes ☒    No ☐

        The approximate aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the last sale price of the Company's Common Stock on June 28, 2002, as reported on the NASDAQ National Market was approximately $515,227,170. This calculation excludes approximately 971,633 shares held by directors and executive officers of the Company. Exclusion of these shares should not be construed to indicate that such person controls, is controlled by or is under common control with the Registrant. This calculation does not exclude shares held by organizations whose ownership exceeds 5% of the Registrant's outstanding Common Stock as of June 28, 2002 that have represented to the Company that they are registered investment advisers or investment companies registered under section 8 of the Investment Company Act of 1940. Determination of affiliate status for the purposes of this calculation is not necessarily a conclusive determination for any other purpose.

55,658,764
(Number of shares of common stock outstanding as of February 28, 2003)

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of Registrant's definitive Proxy Statement to be filed for its 2003 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

NEKTAR THERAPEUTICS
2002 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

Forward-Looking Statements

        This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "1933 Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "1934 Act"). All statements other than statements of historical fact are "forward-looking statements" for purposes of this annual report, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including but not limited to the risk factors set forth below and for the reasons described elsewhere in this annual report. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof and we do not intend to update any forward-looking statements except as required by law or applicable regulations.

PART I

Item 1. Business

Overview

        On January 15, 2003 we changed our name from Inhale Therapeutic Systems, Inc. to Nektar Therapeutics ("Nektar"). We believe our new name better reflects our broadened capabilities and approach to drug delivery. Our new corporate identity represents the integration of our three proprietary technology platforms developed through our internal research and development efforts as well as our acquisitions of Shearwater Corporation and Bradford Particle Design, Ltd. We are using this new corporate identity to act as a better symbol for our collective capabilities to enable improved drug products.

        Although we have developed three distinct technology platforms, our business is uniformly focused on producing differentiated therapeutics that may provide better and more convenient therapies for patients. Each of our technology platforms has the ability to create transformed therapeutics with differentiating properties based on the technology and the particular application of the technology.

        We are working to become one of the world's leading drug delivery products based companies by providing a portfolio of technologies and expertise that will enable us and our pharmaceutical and biotechnology partners to improve drug performance throughout the drug development process. Historically, drug delivery has been focused on life cycle management of older products facing patent expiration, or on seeking product line extensions. The advent of newer technologies, including high-throughput screening, combinatorial chemistry, genomics and proteomics, has led to an increase in the number of molecular leads for new drugs. This has led pharmaceutical companies to focus earlier in development on molecular characteristics such as toxicity, solubility and immunogenicity to improve clinical safety and efficacy of drugs. We believe it is now recognized that drug delivery spans the entire development process, with an emphasis on applying technologies that can optimize drug candidates, and places a premium on faster and more efficient drug development.

        Our mission is to provide drug delivery technologies that enable superior therapeutics that make a difference in patients' lives. Primarily, we want to partner with pharmaceutical and biotechnology companies seeking to improve and differentiate the products in their pipelines. In addition to our partner-funded programs, we have started applying our technology independently through internal early-stage proprietary product development efforts.

        We have three areas of technological focus:

  •
  Nektar Molecule Engineering—using advanced PEGylation and PEG-based delivery systems to enable drug performance,

  •
  Nektar Particle Engineering—using our expertise in pulmonary particle technology and supercritical fluids technology to design and manufacture optimal drug particles, and

  •
  Nektar Delivery Solutions—using advanced systems for pulmonary administration to improve therapeutic outcomes.

        Our technologies are designed to improve either the performance of a drug molecule (e.g., bioavailability, safety, efficacy, stability, targeting, etc.) or how the drug is delivered (e.g., enabling new dosage form or delivery profile that improves how the therapeutic can treat patients).

        Our late stage technology, Nektar Molecule Engineering, has been approved for use in five products in the U.S. and another product only approved in Europe. Nektar Molecule Engineering is intended to enhance the efficacy and performance of most major drug classes, including macromolecules such as peptides and proteins, smaller sized molecular compounds and other drugs.

        Nektar Particle Engineering uses proprietary particle engineering methods designed to develop drug formulations to: obtain precision and consistency in particle formulation; improve dissolution for poorly soluble compounds; and increase bioavailability through high-surface area particles. We believe these technologies have the potential to create better performing drugs, achieve shorter product development times and reduce the risk of product instability or inconsistency.

        Nektar Delivery Solutions are focused on the formulation of molecules for multiple delivery platforms. Through this technology we are working to improve or enable drug delivery, enhance drug performance and improve therapeutic outcomes for large and small molecules utilizing pulmonary delivery systems.

        Our strategy is to enable our partners' drugs through partner funded programs and to selectively fund internal early-stage proprietary products with a view to partner after early stage clinical development. Our goal is to leverage our technology investments over a large pipeline that allows us to realize value by advancing our partners' and our proprietary products. As we identify the platforms and markets in which we see opportunities to establish leadership positions, we intend to continue to develop or acquire broadly applicable technologies to capitalize on such opportunities.

Opportunities for Improved Drug Delivery and Performance

        We currently have collaborations ongoing with more than 25 biotechnology and pharmaceutical companies, of which 22 have been announced. Our product pipeline includes 5 products approved in the United States, 4 products in Phase III trials and 10 products in Phase I and Phase II trials.

        The effectiveness of a drug is often dependent on various factors including the amount of time it takes for an active molecule to be cleared through the bloodstream (i.e. its rate of circulation), the rate at which the protein or other molecule degrades and the ability of the body to produce an immune response.

        Unmodified proteins may be less effective if they are quickly cleared from the bloodstream or degraded by other enzymes in the body. In addition, the human body has a natural immune response to proteins that cause them to lose potency over time. Any one of these variables can cause a particular protein to be less effective or necessitate frequent dosing, thereby increasing the cost of the therapy and decreasing patient compliance. We believe there is a significant market opportunity to apply technology to the modification of therapeutic proteins to address these variables and improve the overall therapeutic effect of these drugs. Likewise, other molecular compounds such as small molecules may be limited by poor solubility and rapid clearance from the body that could be improved by drug delivery.

        We believe that the application of Nektar Molecule Engineering to link polyethylene glycol ("PEG") chains of higher molecular weight to active drug compounds represents a significant commercial opportunity. Such a system could enhance the efficacy of current therapeutic proteins and other molecular compounds while increasing patient acceptance of drug therapies and compliance with prescribed regimens through reduced dosing. Additionally, advanced PEGylation technology may result in the development of new therapeutic protein compounds that in unmodified forms are ineffective due to high toxicity, low solubility or significant immunogenicity.

        We also believe there is an opportunity for improving the efficacy and patient acceptance of protein therapeutics and macromolecule drugs by improving the method by which many of these drugs are introduced into the body. Drugs typically enter the body through one of five routes of delivery. The four natural routes are through the digestive tract (oral), the skin (transdermal), the mucosal surfaces (for example, nasal and sublingual), and the lung (inhalation). Drugs are also commonly delivered by injection (subcutaneous, intramuscular or intravenous), bypassing the natural barrier to entry provided by the skin.

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

        We believe that the application of Nektar Delivery Solutions to develop an efficient and reproducible deep lung delivery system for systemic macromolecule drugs used in the treatment of chronic and subchronic diseases represents a significant commercial opportunity. Such a system could improve patient acceptance of systemic macromolecule drug therapy and compliance with prescribed regimens, thereby improving therapeutic outcomes and reducing the costs of administration and treatment of disease. Additionally, pulmonary delivery may enable new therapeutic uses of certain macromolecule drugs.

        In addition to developing a deep lung delivery system for macromolecules, we are investigating opportunities for the delivery of small molecules in the lung where there is a clear, demonstrable need for an alternative drug delivery system, and where our existing technology can be applied without significant modification. Examples include molecules that require rapid systemic absorption for efficacy (such as analgesics and antiemetics), molecules that undergo massive first pass metabolism when delivered orally or molecules used for local lung delivery for diseases such as asthma that are currently delivered by sub-optimal aerosol systems.

        We also believe a nascent commercial opportunity exists for the application of technology to the engineering and formulation of drug particles to address particular development and manufacturing challenges. We believe the use of Nektar Particle Engineering, through our supercritical fluids technology, to produce drug particles of uniform size, regular shape and smooth crystalline surfaces can improve drug efficacy as these properties can be critical in controlling absorption and dissolution of the active drug compound into and within the bloodstream. Additionally, we believe a nascent opportunity exists to apply our supercritical fluids technology to the improved development of therapeutic drugs as it permits the production of multiple crystal forms of drugs in a reproducible manner and may simplify the reproducible co-formulation of drugs with polymers to improve the solubility of drug compounds. Lastly, we believe that the use of our supercritical fluids technology may benefit the manufacturing process by potentially providing greater control over particle size.

Our Strategy

        Our goal is to become the pre-eminent provider of drug delivery solutions. Our strategy is to enable our partners to improve drug performance throughout the drug development process. In addition to our partner-funded programs, we have started applying our technology independently through internal early-stage proprietary product development efforts. We believe this leverages our technology investments over a larger pipeline and allows us to realize value by advancing both our partners' and our own proprietary products.

        Our strategy incorporates the following principal elements:

  •
  Develop Broadly Applicable Drug Delivery Systems. We are developing our Nektar Molecule Engineering, Particle Engineering and Delivery Solutions systems. Particularly, we are working with our proprietary advanced PEGylation and supercritical fluids technology to improve the formulation of drug compounds so as to make them more effective through multiple delivery applications. We intend to focus our drug formulation technologies on drug compounds where we can substantially improve the performance of the active drug compound or improve the drug development or manufacturing process and to seek out additional formulation technology platforms that are consistent with this focus. We are developing our Nektar Delivery Solutions, particularly for the administration of therapeutics through our pulmonary delivery systems, to be applicable to a wide range of peptides, proteins and other molecules currently delivered by injection or poorly delivered by inhalation or other routes. We believe that through this platform we can: (1) expand market penetration for existing therapeutics currently delivered by injection, infusion or other routes; (2) commercialize new indications by using deep lung delivery as a new route of administration; and (3) extend existing patents or seek new patents to gain important competitive advantages for ourselves and our partners. In addition, we are expanding the use of our pulmonary delivery systems to apply to small molecules and for local lung disease applications.

  •
  Partner with Pharmaceutical and Biotechnology Companies. Our strategy is to market our proposed products through collaborative partners. We currently have collaborations with several large pharmaceutical and biotechnology companies. In a typical collaboration, our partner will provide the active pharmaceutical ingredient, fund clinical and formulation development, obtain regulatory approvals and market the resulting commercial product. We may manufacture and supply the drug delivery approach or drug formulation, and may receive revenues from drug manufacturing, as well as royalties from sales of most commercial products. In addition, for products using our pulmonary delivery systems, we may receive revenues from the supply of our device for the product along with revenues for any applicable drug processing or filling. Prior to commercialization, we receive revenues from our partners for partial or full funding of research and development activities and progress payments upon achievement of certain developmental milestones. More than 70% of our clinical pipeline involves molecules that are already approved by the FDA in another delivery form. In addition to the 19 therapeutic drugs and one compound used as a diagnostic agent incorporating our technologies that are in, or have completed, human trials, we have more than 70 drug projects using our technologies that are in various stages of research, feasibility, and preclinical work, many of these in conjunction with partners. We believe this partnering strategy enables us to develop a large and diversified potential product portfolio.

  •
  Build Competitive Advantage Through Expertise in Multiple Disciplines. In developing our Nektar Molecule Engineering, Nektar Particle Engineering, and Nektar Delivery Solutions, we have used and expanded our expertise in molecule engineering, chemistry, pulmonary physiology, aerosol science, powder science, aerosol engineering, chemical engineering, mechanical engineering and product design, protein formulation, fine powder processing and filling. We believe this expertise creates multiple barriers to entry and multiple opportunities in certain disciplines, such as drug formulation or powder science, and enables us to develop additional drug delivery applications.

  •
  Utilize Our Technology to Develop Proprietary Products with an Eye Toward Partnering. In addition to our partner-funded programs, we have started applying our technology independently through our internal early-stage proprietary product development efforts. We believe that there may be several off-patent or near-term patent expiration compounds that would benefit from the application of our technology to improve their performance and delivery. For these programs, we may perform initial feasibility screening work, formulations development and early stage clinical trials before entering into a partner relationship for further development and commercialization. It is our belief that we will be able to gain a greater share of product sales as a result of undertaking greater product development efforts.

Nektar Technology Platforms

        Our suite of drug delivery technologies encompasses Nektar Molecule Engineering, Nektar Particle Engineering and Nektar Delivery Solutions, for both small molecules and macromolecules, with applications to create pulmonary, injection and oral therapeutics.

NEKTAR MOLECULE ENGINEERING

        Nektar Molecule Engineering uses advanced PEGylation and PEG-based delivery systems to enable improved drug performance.

        Advanced PEGylation is designed to enhance the efficacy and performance of most drug classes including macromolecules such as peptides and proteins along with small molecules and other drugs. PEGylation is a method for improving drug formulations through the modification of proteins and other molecular compounds accomplished through the attachment of PEG to the active therapeutic molecule. The chemical attachment of PEG chains to a broad range of drug substances results in effectively increasing the drug's molecular weight. The advantages of PEGylation include the potential to improve drug solubility and stability, reduce immune responses, and in certain instances improve the efficacy and/or safety of a molecule.

        PEG is a neutral, water soluble, non-toxic polymer that is one of the few synthetic polymers approved for internal use by the FDA in a variety of foods, cosmetics, personal care products and pharmaceuticals. When dissolved in water, the long chain-like PEG molecule is heavily "hydrated" (meaning water molecules are bound to it) and is put in a state of rapid motion. This rapid motion leads to the PEG molecule preventing the approach of other molecules. Although PEG is largely invisible to biological systems, due to its unique properties it can improve stability and solubility of the drug compound, reduce the natural immune response to proteins and degradation by other enzymes, and increase concentration and circulation of the active drug compound throughout the system. As a result, the effectiveness of the active drug compound may be increased and the dosing frequency of the drug may be decreased.

        First generation PEG chemistry has been generally restricted to the use of PEG chains with low molecular weight because of the poor solubility characteristics traditionally observed with PEG chains of higher molecular weight. The attachment of low molecular weight PEG chains to proteins has been limited by the inherently unstable linkages of PEG chains to the molecular compound. Attachment of low molecular weight PEG chains can cause the modified compound to quickly degrade in a manner which may trigger an immune response to the active drug compound or otherwise hinder its effectiveness. The effectiveness of such PEG derivatives has also been limited by the ability of the relatively small PEG to penetrate poorly accessible regions on the surface of a protein resulting in degradation of the active drug compound or undesired side effects.

Characteristics of our Advanced PEGylation Technology

        Our advanced PEGylation technologies are designed to overcome the shortcomings of first generation technology of pharmaceutical products. The attachment of our activated PEG derivatives is designed to yield one or more of the following benefits:

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

        Our advanced PEGylation technology is also designed to optimize the efficacy of the attached drug compounds and is characterized by the following features:

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

  •
  Biological Purification. As biotechnology has continued to succeed in producing a variety of physiologically active proteins, we believe a need has been created for improved methods for isolation of the proteins produced. We believe that PEG may provide a useful approach in this area by using its binding qualities to extract the desired protein in a method of purification that partitions in an aqueous two-phase system.

  •
  Solubilization of Insoluble Materials. PEG is soluble in both water and many organic solvents and through PEG attachment water-insoluble materials may become water-soluble. This characteristic of PEGs may be critical to the effectiveness of pharmaceuticals as well as to include in various other products such as dyes, flavors, substrates for enzymes and cofactors.

        As with our Particle Engineering and Delivery Solutions, we typically develop new products using our advanced PEGylation technology through collaborations with corporate partners. We also maintain a catalog of PEG reagents which can be purchased by our customers for coupling to drug compounds. More typically, however, our research personnel will work closely with our partners to choose the proper PEG derivative for a particular application and to optimize the PEG attachment. In a typical collaboration, we derive revenue from milestone payments during research and development and receive royalties on sales of approved products or other PEG applications. We may also receive additional revenue from manufacturing the PEG reagent.

        We have also initiated internal development of a few proprietary drugs utilizing our advanced PEGylation technology with the expectation that we will fund this activity through the early stages of clinical trials before establishing a partnership to market the final product. We believe that, in certain circumstances, this process may result in higher royalty payments for marketed products than collaborations initiated at earlier stages of development.

        Although a limited number of products using our Nektar Molecule Engineering are approved for use, there can be no assurance that Nektar Molecule Engineering will develop into a successful or commercially viable technology.

NEKTAR PARTICLE ENGINEERING

        Particles are the fundamental building blocks of most solid dosage forms. Lack of control at the particle level has been shown to lead to product inconsistency and instability, introducing risks associated with poor product performance.

        Nektar Particle Engineering includes both our expertise in pulmonary particle engineering and our supercritical fluids technology, each of which is designed to assist in the optimization of drug particles. By adjusting bulk powder properties, such as particle size and distribution, morphology, surface roughness and surface energy we believe we can potentially control the dosage form at the fundamental particle level.

        Nektar Particle Engineering strives to:

  •
  Obtain better formulation stability, including room temperature stability for macromolecules.

  •
  Obtain precision and consistency in particle formation.

  •
  Improve dissolution for poorly soluble compounds.

  •
  Increase bioavailability through high-surface area particles.

Components of the Nektar Particle Engineering for Pulmonary Delivery

        For pulmonary delivery, we believe Nektar Particle Engineering can potentially enable the efficient and reproducible deep lung delivery of particles and greater lung deposition in a single breath. Specifically, our development of spray-dried formulations of fine, aerodynamic drug particles potentially enables efficient dispersibility and reproducible delivery of both large and small molecules to the deep lung for systemic and local lung indications.

        Nektar Particle Engineering for pulmonary delivery integrates several technologies including customized formulation of drug compounds, dry powder processing, filling and packaging along with proprietary inhalation devices to enable efficient and consistent delivery of both macromolecule and small molecule drugs for systemic and local lung diseases. For specific drug products, we normally formulate and process bulk active pharmaceutical ingredients supplied by collaborative partners into dry powders, which are packaged into individual dosing units.

        Dry Powder Formulations for Pulmonary Delivery.    Each macromolecule drug poses different formulation challenges due to differing chemical and physical characteristics and dosing requirements. This requires significant optimization work for each specific drug. We have assembled a team with expertise in protein formulation, life science, powder science and aerosol science, and we are applying this expertise to develop proprietary techniques and methods that we believe will produce stable, fillable, shippable and dispersible dry powder drug formulations. We have developed several protein powders, which remain stable at room temperature in excess of one year. Through our work with numerous macromolecules, we are developing an extensive body of knowledge on aerosol dry powder formulations, including knowledge relating to the physiochemical properties of particles that make up powders and the resulting characteristics such as flowability, dispersability and solubility within the lung, as well as the related properties and influences of various excipients. We have filed and expect to continue to file patent applications on several of our formulations and, through strategic acquisitions, have acquired rights to certain U.S. and foreign patents and patent applications relating to stabilization of macromolecule drugs in dry powder formulations.

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

        Powder Filling And Packaging.    Powders made up of fine particles intended for inhalation typically require handling that is technically more challenging than for powders comprised of larger particles. Common practice in the pharmaceutical industry is to increase the powder's effective particle size by various agglomerative techniques such as pelletization, spheronization, or blending with an excipient of significantly larger particle size, in order to yield materials that handle more favorably in existing processing equipment such as tablet presses and capsule fillers. Thus, currently available commercial filling and packaging systems are generally designed for filling powders of larger particle size and mass, and are most commonly applied to oral dosage forms. Although applications of these capsule-filling approaches to aerosol products do exist, they typically can only deliver accurate and precise fills for much higher dose masses than required for deep lung delivery. Further still, by their method of operation they may overcompress or even damage the morphology of fine, low density powders, and may make them much more difficult to disperse than when in their uncompressed state. We have developed and internally qualified a proprietary automated blister filling system suitable for use in production of clinical trial supplies and, for certain products, commercial quantities. The system has been tested across a wide variety of powders encountered to date and its performance yields accurate and precise fills across a wide range of dose masses, down to the order of a single milligram. The underlying technology is intended to allow its application to a broad variety of powder types, characteristics, and a wide range of target fill masses.

        To date there are no products using Nektar Particle Engineering for pulmonary delivery that have been approved for use and there can be no assurance that Nektar Particle Engineering for pulmonary delivery will be a successful or commercially viable technology or will work for any or all of its intended uses. Specifically, there can be no assurance that we will be successful in further scaling up our powder processing, powder filling and packaging operations on a timely basis or at a reasonable cost, or that our powder processing, powder filling or packaging systems will be applicable for every drug.

Nektar Particle Engineering: Supercritical Fluids Technology

        A majority of pharmaceutical products contain powder particles, either in the final form or at some point during the manufacturing process. It is generally believed that specific particle characteristics are fundamental to the effectiveness of drug delivery but precision and consistency in particle formation are difficult to achieve using conventional multi-stage methods of production.

        Our supercritical fluids technology uses substances such as carbon dioxide at elevated temperatures and pressures as alternative solvents and non-solvents to control the formation of powder particles for a wide variety of chemical substances. This technique is designed to reduce to a single step the current multi-stage powder manufacturing process for drug powders, while at the same time possibly improving product purity and consistency. It offers an alternative to typical crystallization processes for many small molecules with the potential benefits of better control over particle size, form, structure and surface characteristics resulting in the potential for improved drug absorption, easier and more efficient formulation of drug compounds and lower manufacturing costs. We believe this technology may also be useful in connection with technologies designed for taste masking and controlled release of drug compounds.

        In the supercritical fluids technology process, the supercritical fluid disperses and mixes a stream of drug solution while simultaneously extracting the organic solvent and rapidly forming dry particles. This is achieved by metering the solution and the supercritical fluid into a particle formation vessel held under controlled conditions of temperature and pressure above the critical point of the supercritical fluid-solvent mixture. Dry, solvent free particles are then recovered from the particle formation vessel.

        As a single-stage manufacturing process, we believe our supercritical fluids technology may provide greater control over batch to batch consistency, particle size, particle shape, powder flow, dissolution rate and residual solvent levels than traditional manufacturing methods.

        We believe our supercritical fluids technology can serve as a platform technology for a diverse range of therapeutic areas, including the following:

  •
  Polymorph Separation. The process is designed to offer the ability to prepare separate polymorphic forms of drugs in a manner that is easily reproducible.

  •
  Water Solubility. The process is designed to help provide enhanced dissolution of sparingly water-soluble drugs, by producing sub-micron sized particles and/or particles with high surface areas and/or through co-formulation with water-soluble polymers.

  •
  Controlled Release. The process is designed to support the application of a wide range of polymers and other materials to modify drug dissolution and release profiles.

  •
  Improved Powders for Inhaleable Drugs. We believe that particles designed with appropriate size and low cohesion may deliver more drug to the deep lung from a range of dry powder inhalation devices. By allowing greater control over the formation of particles during manufacture, we believe we can assist in the development of dry powders with these preferred characteristics.

  •
  Taste Masking. We believe that the supercritical fluids technology process can be used to mask the taste of many oral drugs, particularly small organic molecules.

  •
  Biologicals. The typical method for particle formation of peptides, proteins, nucleic acids and other biologicals involves freeze-drying and spray-drying, which may lead to significant batch variation and problems in downstream processing and manufacture. We believe that that supercritical fluids technology may offer a potential alternative to this method of particle formation for biologicals.

        We typically develop new products using Nektar Particle Engineering through collaborations with corporate partners. As with our other technologies, our collaborative research personnel will work closely with our partners in designing the preferred characteristics of the particle to be formulated and in applying the technology to achieve these characteristics consistently.

        To date there are no products using supercritical fluids technology that have been approved for use and all of our collaborations utilizing this technology are in very early stages of development. There can be no assurance that our supercritical fluids technology will be a successful or commercially viable technology.

NEKTAR DELIVERY SOLUTIONS

        We believe using drug delivery technology to enable new routes of administration has the potential to broaden the use of drugs, including extending their use to new populations or indications where the original administration route would not be cost-effective or acceptable to patients.

Pulmonary Delivery System

        Historically, we have focused on the non-injectable delivery of peptides and proteins to the body through the lungs. We approach pulmonary drug delivery with the objective of maximizing overall delivery system efficiency while addressing commercial requirements for reproducibility, particle engineering, safety and convenience. To achieve this goal we are developing a family of inhalers as part of our pulmonary delivery system to efficiently and reproducibly deliver both large and small molecules to the deep lung for both systemic and local lung drug administration. Our inhalers are being designed to disperse fine, dry, respirable powders, which are produced using our Nektar Particle Engineering for pulmonary delivery, in a reproducible fashion for optimal systemic or local lung delivery, creating an integrated pulmonary delivery system.

        Our proprietary pulmonary inhaler is being designed to achieve the following:

  •
  Effectively Disperse Fine Particles into an Aerosol Cloud. Fine powders have different dispersion requirements or characteristics than large powders. Most current dry powder inhalers use larger powders and are not efficient in dispersing powders with aerosol diameters of one to five microns. We have developed and are refining the dispersion system for our pulmonary inhaler specifically for fine powders. Our inhaler is being designed to efficiently remove powders from the packaging, effectively disperse the powder particles and create an aerosol cloud while maintaining the integrity of the drug.

  •
  Efficiently and Reproducibly Deliver the Aerosol Cloud to the Deep Lung. We are developing a proprietary aerosol cloud handling system in our inhaler that is intended to facilitate deep lung powder deposition and reproducible patient dosing. The handling system design is intended to enable the aerosolized particles to be transported from the inhaler to the deep lung during a patient's breath, reducing losses in the throat and upper airways. In addition, the aerosol cloud handling system, in conjunction with the dispersion mechanism and materials used in the inhaler, is designed to reduce powder loss in the inhaler itself.

  •
  Eliminate the Use of Propellants to Avoid Associated Environmental Concerns and Formulation Difficulties. Our inhaler does not use propellants. The oily surfactants required to stabilize propellant formulations used in many metered dose inhaler ("MDI") formulations can cause aggregation of macromolecules. In addition, current chlorofluorocarbon propellants are being phased out in many countries due to environmental concerns.

Nektar Small Dry Powder Inhaler ("DPI")

        We are developing a palm-sized, easy to use dry powder inhaler device. It is being developed to be appropriate for the delivery of either large or small molecules for short-term use.

Nektar Metered Dose Inhaler

        We are also working to develop drugs for use in MDIs. We believe our expertise in pulmonary drug formulations and inhalers allows for stable formulations with new hydrofluoroalkane propellants and the delivery of many molecules more efficiently to the deep lung compared with traditional MDIs.

        To date there are no products using Nektar Delivery Solutions that have been approved for use and there can be no assurance that any of our Nektar Delivery Solutions, including our pulmonary delivery system or any of its components such as pulmonary inhaler devices, will be a successful or commercially viable technology.

Nektar Product Pipeline and Partner Development Programs

        The following table summarizes our partner development programs for products approved for use or in clinical trials, including the indication for the particular drug or product, its present stage of clinical development or approval and, with respect to our announced partner development programs, the identity of the corporate partner for such program.

Molecule	Primary Indications	Partner	Status(1)
PEG-INTRON® (PEG-a-interferon)	Hepatitis-C	Schering-Plough	Approved
Definity® (PEG)	Cardiac imaging	Bristol-Myers Squibb	Approved
Neulasta™ (PEG-filgrastim)	Neutropenia	Amgen	Approved
PEGASYS® (PEG-a-interferon)	Hepatitis-C	Roche	Approved as monotherapy and combination therapy
Somavert® (PEG-hGHra)	Acromegaly	Pharmacia	Approved
Exubera® (inhaled insulin)	Diabetes	Pfizer	Phase III
Macugen™ (PEGylated aptamer)	Age-related macular degeneration	Eyetech	Phase II/III
	Diabetic macular edema		Phase II
SprayGel™ adhesion barrier system (PEG)	Prevention of post-surgical adhesions	Confluent	Phase II/III Approved in Europe
CDP 870 (PEGylated antibody fragment)	Rheumatoid arthritis Crohn's disease	Pharmacia Celltech	Phase III Phase II
CDP 860	Cancer tumors	Celltech	Phase II
Undisclosed (PEG)	Undisclosed	Undisclosed	Phase II
Undisclosed (PEG)	Undisclosed	Undisclosed	Phase II
Undisclosed (PEG)	Undisclosed	Undisclosed	Phase II
Alpha 1 Proteinase Inhibitor	Genetic emphysema	Aventis Behring	Phase I
Inhaled tobramycin	Lung infection	Chiron	Phase I
Inhaled leuprolide	Prostate cancer, endometriosis	Enzon	Phase I
PEGylated interferon beta	Undisclosed	Serono	Phase I
PEG-Alfacon (PEGylated interferon alfacon-1)	Hepatitis-C	InterMune, Inc.	Phase I

PEG-AXOKINE	Obesity	Regeneron	Phase I

(1)
Status means:

  Approved—regulatory approval to market and sell product obtained.

  New Drug Application ("NDA") filed—clinical trials completed and new drug application filed with the FDA.

  Phase III—large-scale clinical trials conducted to obtain regulatory approval to market and sell a drug; initiated following encouraging Phase II trial results.

  Phase II—clinical trials to establish dosing and efficacy in patients.

  Phase I—clinical trials typically in healthy subjects to test safety. (Phase 1 trials for inhaled tobramycin and inhaled leuprolide were conducted by us prior to our collaborations with Chiron and Enzon, respectively. We believe our partners will conduct additional Phase I trials in the future with these products).

Selected Partner Development Programs

FDA Approved Products

PEG-INTRON™ Program (PEG Interferon Alpha)

        We are a party to a manufacturing agreement with Schering-Plough Corporation originally executed in February 2000 in connection with the PEG reagent used in PEG-INTRON (PEG-interferon alpha) for use in the treatment of the hepatitis C virus. Under the terms of this agreement, we manufacture the PEG reagent and Schering-Plough holds an exclusive worldwide license to PEG-INTRON, the first and only PEGylated interferon product approved for marketing in the United States and worldwide.

        Chronic hepatitis C is estimated to affect some 10 million people in the major world markets. The Centers for Disease Control and Prevention ("CDC") estimate that between 2.7 and 4 million people living in the United States are chronically infected with the hepatitis C virus with 70 percent of infected patients going on to develop chronic liver disease. Hepatitis C infection contributes to the deaths of an estimated 8,000 to 10,000 Americans each year and this toll is expected to triple by the year 2010, according to the CDC.

Definity® Program (PEG)

        We are a party to an agreement with Dupont Pharmaceuticals, now part of Bristol Myers-Squibb, originally executed in 1996. Bristol Myers-Squibb is using our advanced PEGylation technology in its Definity ultrasound system for diagnostically visualizing the heart.

        Definity is the first ultrasound contrast agent in the United States that is non-blood derived. It is comprised of gas-filled microspheres that are injected or infused into the body. When exposed to ultrasound waves, the microspheres resonate and echo strong signals back to the ultrasound machine.

Neulasta™ Program (PEG-G-CSF)

        We are a party to a license, manufacturing and supply agreement with Amgen Inc. originally executed in July 1995, to supply its proprietary 20kDa PEG derivative, which is utilized in the manufacture of pegfilgrastim for Amgen's Neulasta product. Neulasta was approved for marketing in the United States by the FDA in late January 2002.

        Neulasta is indicated for decreasing the incidence of infection, as manifested by febrile neutropenia (fever associated with a severe drop in infection-fighting white blood cells) in patients with non-myeloid malignancies receiving myelosuppressive anti-cancer drugs. Febrile neutropenia is a serious and common complication of many cancer chemotherapies. Up to half of cancer chemotherapy patients develop severe neutropenia, potentially placing them at risk for life-threatening infections. On average, less than 10% of these patients receive proactive protection from neutropenia and studies have shown that 30% to 40% of patients receiving certain types of chemotherapy who do not get a white blood cell booster will experience neutropenia with fever. Thousands of patients are hospitalized for neutropenia and its complications each year, in an age when most chemotherapy patients are treated in the outpatient setting.

PEGASYS™ Program (PEG Interferon Alpha)

        We are a party to a license, manufacturing and supply agreement with F. Hoffmann-La Roche Ltd. originally executed in November 1998, whereby we licensed to Roche the PEG reagent used in Roche's Pegasys product for the treatment of chronic hepatitis C. This agreement provides us with milestone payments, royalty payments, and manufacturing revenues related to the PEG reagent. In connection with a patent infringement litigation settlement, we share a portion of the profits on this product with Enzon Pharmaceuticals, Inc. We are also a party to a subsequent agreement with Roche executed in April 1999, related to further collaborative work on Pegasys, a PEGylated interferon alpha-2a product.

        Roche announced in December 2002, that the FDA has approved combination therapy with Pegasys (peginterferon alfa-2a), which uses our technology to create a PEGylated interferon, and Copegus™ (ribavirin) for the treatment of adults with chronic hepatitis C who have compensated liver disease and have not previously been treated with interferon alpha. Pegasys and Copegus combination therapy was granted priority review designation by the FDA. Pegasys was approved as monotherapy for the treatment of adults with chronic Hepatitis C in October 2002. Currently, between 2.7 and 4 million people living in the United States are chronically infected with hepatitis C.

Somavert® Program (PEG-hGHRa)

        We are a party to a license, manufacturing and supply agreement with Sensus Drug Development Corporation originally executed in April 2000, for the PEGylation of Somavert (pegvisomant for injection), a human growth hormone receptor antagonist. This agreement provides us with milestone payments, and manufacturing revenues related to the PEG reagent. In March 2001, Sensus was acquired by Pharmacia Corp. Pharmacia announced on July 15, 2002 that they signed a definitive agreement with Pfizer Inc. providing for Pfizer to acquire Pharmacia.

        Somavert has been approved for marketing in the U.S. and Europe for the treatment of certain patients with acromegaly. Pricing approval in Europe is pending. Patients with acromegaly often suffer from headache, excessive sweating, soft-tissue swelling, joint disorders and a progressive coarsening of facial features and enlargement of the hands, feet and jaw. In acromegaly, excess production of growth hormone is usually caused by a pituitary tumor, which is a condition affecting an estimated 40,000 patients in the U.S., Europe and Japan.

        Relating to the above five FDA approved products, our revenue is based solely on the manufacture and supply of the PEG reagents. This revenue amounts to less than 1% of our partners' product sales.

Non FDA Approved Products

Exubera® Program (inhaleable insulin)

        Insulin is a protein hormone naturally secreted by the pancreas to induce the removal of glucose from the blood into cells. Diabetes, the inability of the body to properly regulate blood glucose levels, is caused by insufficient production of insulin by the pancreas or resistance to the insulin produced. Over time, high blood glucose levels can lead to failure of the microvascular system, which may lead to blindness, loss of circulation, kidney failure, heart disease or stroke. Insulin, in its injectable form, is supplied by various manufacturers, including Lilly, Novo-Nordisk A/S and Aventis Pharma.

        According to the United States Centers for Disease Control and Prevention, approximately 16 million people in the United States have diabetes, 10.3 million of which are diagnosed with diabetes and another 5.4 million of which have undiagnosed diabetes. There are approximately 798,000 new cases of diabetes diagnosed each year. All Type 1 diabetics, estimated at between 5% and 15% of all diabetics, require insulin therapy. Type 1 diabetics require both basal insulin in the form of long-acting insulin and multiple treatments of regular, or short acting, insulin throughout the day. Type 2 diabetics, depending on the severity of their disease, may or may not require insulin therapy. Because of the inconvenience and unpleasantness of injections, many Type 2 patients who do not require insulin to survive, despite the fact that they would benefit from it, are reluctant to start insulin treatment.

        Insulin therapy in Type 2 patients is generally given twice daily and is a combination of a short and long acting insulin. A ten-year study by the National Institutes of Health ("NIH"), however, demonstrated that the side effects of diabetes could be significantly reduced by dosing more frequently. The NIH study recommended dosing regular insulin three to four times per day, a regimen that would more closely mirror the action of naturally produced insulin in non-diabetics. Because of the risk of severe hypoglycemia, this course of treatment is not recommended for children, older adults, people with heart disease or with a history of frequent severe hypoglycemia. In addition, many patients are reluctant to increase their number of daily doses because they find injections unpleasant and inconvenient. Similar results were demonstrated in Type 2 patients in a UK trial.

        Per the terms of a collaborative agreement originally entered into in January 1995, we are developing with Pfizer an inhaleable version of regular human insulin (Exubera) that can be typically administered in one to three blisters per dose using our pulmonary delivery system. We believe that our delivery system could provide increased user convenience and result in greater patient compliance by eliminating some injections for Type 1 and Type 2 patients and all injections for some Type 2 patients. In addition, we believe that because inhaleable insulin has a more rapid onset of action than injectable insulin, it offers simpler pre-meal dosing than the slower acting regular insulin.

        Phase I and Phase IIa clinical trials indicated that inhaleable insulin was absorbed systemically, reduced blood glucose levels and provided the same control of diabetes as injected insulin. In October 1996, Pfizer initiated a multi-site Phase IIb outpatient trial to include up to 240 diabetes patients, the results of which were announced in June 1998. In 70 Type 1 diabetics treated with either inhaleable or conventional injected insulin therapy for three months, blood levels of hemoglobin Alc, or ("HbAlc"), the best index of blood glucose control, were statistically equivalent. Virtually identical results were obtained in a group of Type 2 diabetics. In September 1998, Pfizer released additional Phase II data from a study of diabetics whose blood glucose was poorly controlled by oral agents alone. In that study, patients who were given inhaleable insulin in addition to their oral medications showed marked improvement in their blood glucose control.

        In November 1998, Pfizer and Aventis Pharma announced that they entered into a worldwide agreement to manufacture insulin and to co-develop and co-promote inhaleable insulin. Under the terms of the agreement, Pfizer and Aventis Pharma have constructed a jointly owned insulin manufacturing plant in Frankfurt, Germany. If Exubera is approved for use, we will continue to have responsibility for manufacturing at least 50% of the inhaleable insulin drug powders, and for supplying inhalers. In addition to receiving revenues for the manufacture and supply of drug powders and inhalers, we will receive a royalty on inhaleable insulin products marketed jointly by Pfizer and Aventis Pharma.

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

These data showed that HbAlc, the long-term measurement of blood glucose control, remained stable in patients for up to 30 months of therapy. At the time that this data was compiled, 83 patients had completed 24 months of inhaleable insulin therapy. Further data presented indicated similar results for patients who completed 30 months of therapy.

        In June 2001, Pfizer reported on data released from Phase III studies showing that more patients with Type 2 diabetes who were treated with inhaleable insulin achieved the recommended blood glucose levels than patients who received only insulin injections. In addition the frequency and nature of adverse events were comparable between groups. Patients who used inhaleable insulin developed increased insulin antibody serum binding, but there did not appear to be any related clinical significance. Additional data released from these Phase III studies suggested that patients with Type 1 diabetes using inhaleable insulin multiple times a day with one bedtime long acting insulin injection achieved comparable control of blood glucose to that seen in patients receiving multiple daily insulin injections. An additional Phase III study indicated that Type 2 diabetic patients who were poorly controlled on a combination of two oral diabetes therapies demonstrated improved glycemic control and greater overall satisfaction and acceptance of therapy when inhaleable insulin was added to their treatment regimen or when it replaced oral therapies. Any eventual label claims for Exubera will be subject to regulatory approval of the product and its labeling.

        In December 2001, Pfizer announced that it had decided to include an increased level of controlled, long-term safety data in its proposed NDA with respect to inhaleable insulin. In May and June 2002, Pfizer Inc. and Aventis Pharma released data from Phase III studies conducted with the Exubera inhaleable insulin product. The data showed that patients with Type 2 diabetes, who had failed to meet recommended blood glucose levels with combination oral therapy, achieved better glycemic control with Exubera than patients who received oral agents. In addition, the study results showed that Exubera provides glycemic control equal to insulin injections in patients with Type 1 diabetes. However, the data also indicated a small relative decrease in one of the pulmonary function tests in the Exubera treatment group. In October 2002, Pfizer and Aventis announced that they would complete additional long-term studies already underway for Exubera to determine whether there is clinical significance to the pulmonary function data, and that they were continuing their discussions with regulatory agencies regarding the timing of an NDA submission for the product. In January 2003, during Pfizer's quarterly financial results conference call, Pfizer commented that it would not file an NDA for approval of Exubera in 2003.

        In January 1995 and October 1996, Pfizer made two $5.0 million equity investments in our company.

        There can be no assurance that Pfizer will file for an NDA approval of Exubera and, if such filing is made, there can be no assurance that Pfizer will obtain FDA approval to market Exubera. The failure to file for or obtain regulatory approval of Exubera would significantly harm our business.

Macugen™ Program

        In February 2002, we announced a long-term commercial supply agreement with Eyetech Pharmaceuticals, Inc., a privately held biopharmaceutical company. Eyetech is currently conducting a Phase II/III pivotal clinical trial to evaluate the safety and efficacy of Macugen, a PEGylated anti-Vascular Endothelial Growth Factor aptamer, for the treatment of age-related macular degeneration ("AMD"), which is the leading cause of blindness among Americans over the age of 55.

        Macugen is also in Phase II testing for the treatment of diabetic macular edema ("DME"). The FDA has granted Macugen "fast-track" status for the treatment of exudative or "wet" form of AMD as well as for DME because of the product's expected potential to fulfill a significant unmet medical need.

        Under the agreement, we will provide Eyetech with advanced PEGylation technology for use in the development of Macugen and we will receive milestone payments, royalties on sales of commercialized products and revenues from exclusive manufacturing of the PEG derivative.

SprayGel™ Program (PEG-hydrogel)

        We are a party to a license, supply and manufacturing agreement with Confluent Surgical, Inc. originally executed in August 1999, for use of our PEG-hydrogel in Confluent's SprayGel adhesion barrier system. Under the terms of this arrangement, we manufacture and supply PEG components used in the SprayGel system and receive royalty payments on sales of commercialized products, and manufacturing and supply revenues from Confluent. SprayGel was approved for commercial distribution in Europe, receiving product certification by European regulatory authorities in November 2001. In June 2002, Confluent initiated Phase II/III pivotal trials in the US of SprayGel.

        SprayGel is a biodegradable, water-based, coating material designed to prevent postoperative adhesions formation. Adhesions can be responsible for severe pain and discomfort as well as small bowel obstructions and are the leading cause of infertility in women following gynecological surgery. Approximately 500,000 surgical procedures are performed annually to remove adhesions.

PEG CDP 870 Program

        We are a party to a license, manufacturing and supply agreement for PEG CDP 870 with Celltech Group plc executed in 2000, which was subsequently assigned to Pharmacia for the rheumatoid arthritis indication. In October 2002, Pharmacia Corporation initiated Phase III clinical trials with CDP 870. Pharmacia announced in July 2002, that they signed a definitive agreement with Pfizer Inc. providing for Pfizer to acquire Pharmacia.

        Under the agreement, we receive milestone payments, royalties on product sales and PEG manufacturing revenues if the product is commercialized, which are partially shared with Enzon. Celltech is also assessing CDP 870 in Phase II studies as a treatment for Crohn's disease.

        Rheumatoid arthritis affects an estimated 2.1 million Americans. This systemic autoimmune disease is characterized by inflammation of the lining of the joint. Current therapies are directed at treating the symptoms of rheumatoid arthritis or at modifying the disease, or a combination of the two, requiring daily or weekly administration.

PEG CDP 860 Program

        In October 2002, we announced a licensing, manufacturing and supply agreement for three products with Celltech Group, plc, including CPD 860, a PEGylated antibody fragment drug in Phase II clinical testing for the treatment of cancer tumors. CDP 860 is being assessed in a Phase II study to determine whether it is able to increase the blood flow into a solid tumor.

        We are also currently collaborating on PEGylated antibody fragment products CDP 791 and CDP 484 for cancer and rheumatoid arthritis respectively with Celltech. Both programs are currently in pre-clinical development.

        Under the terms of the agreement, we will provide exclusive development and manufacturing for each activated PEG for all three products. In exchange, we will receive milestone payments, manufacturing revenues and royalties on sales of commercialized products.

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

        We and Aventis Behring have completed preclinical work, and Phase I clinical trials indicate our dry powder formulation of Aventis Behring's alpha-1 proteinase inhibitor has the potential to improve significantly the efficiency of delivery compared with current infusion therapy. We believe our pulmonary delivery system could significantly reduce the amount of drug needed for genetic emphysema therapy since alpha-1 proteinase inhibitor could be delivered directly to the lung where it acts. Aventis Behring is currently negotiating to secure rights under patents that have been granted in Europe directed to aerosol formulations for the treatment of the lung containing serine protease inhibitors, including alpha-1 proteinase inhibitor. Aventis Behring has not yet indicated when and if they plan to conduct clinical trials beyond Phase I.

Inhaled Tobramycin Program

        In December 2001, we entered into a collaboration with Chiron Corporation to develop a next-generation inhaleable formulation of tobramycin for the treatment of pseudomonas aeruginosa in cystic fibrosis patients and to explore the development of other inhaled antibiotics using our pulmonary delivery system. Cystic fibrosis is a hereditary disease that primarily affects people of caucasian origin. About 30,000 people in the United States and about 70,000 people worldwide have cystic fibrosis. Patients with cystic fibrosis typically suffer from chronic respiratory infections, digestive disorders, reduced male fertility and other problems. Chiron's existing tobramycin product, TOBI™, was introduced in 1998 as the first inhaled antibiotic approved for treating pseudomonas aeruginosa lung infections in cystic fibrosis patients.

        Under the terms of the tobramycin collaboration, we will be responsible for the development of the next generation formulation of inhaleable tobramycin as well as clinical and commercial manufacturing of the drug formulation and delivery device combination. Chiron will be responsible for the clinical development and worldwide commercialization of the combination. We will receive research and development funding, milestone payments as the program progresses through further clinical testing, and royalty payments and manufacturing revenues once the product is commercialized. It is expected that the additional drug formulations to be investigated under the agreement will also relate to antibiotic products for the treatment of lung infections.

Strategic Alliance—Enzon

        In January 2002, we announced a strategic alliance with Enzon Pharmaceuticals, Inc. that includes an agreement making us solely responsible for licensing Enzon's PEGylation patents, an option for Enzon to license our PEGylation patents, an agreement to explore the development of non-invasive delivery of single-chain antibody products via the pulmonary route and settlement of a patent infringement litigation originally initiated by Enzon. We will have the option to license Enzon's PEGylation patents for use in our proprietary products. Enzon will receive a royalty or a share of profits on final product sales of any products that use Enzon's patented PEG technology, including branched PEG. As part of this broad alliance, we entered into a collaboration to develop three products using our pulmonary delivery system and/or supercritical fluids technology. The first potential product under this collaboration may be an inhaleable formulation of leuprolide acetate, a peptide analog used to treat prostate cancer and endometriosis. Under the terms of this collaboration, we will be responsible for the development of drug formulations for the agreed upon pharmaceutical agents as well as clinical and commercial manufacturing of the drug formulation and device combination. Enzon will be responsible for the clinical development and worldwide commercialization of such combination. We may receive research and development funding and milestone payments as the program progresses through further clinical testing, and will receive royalty payments if the product is commercialized. As part of this alliance, Enzon made a $40.0 million equity investment in our convertible preferred stock. On February 20, 2003, Enzon announced it has entered into an agreement to merge with NPS Pharmaceuticals, Inc.

Dental Regeneration Products

        In January 2003, we announced an agreement with the Straumann Group to license, manufacture and supply Nektar's PEG-based hydrogel technology for dental regeneration products. The proposed PEG-based hydrogel product will be designed for use by dentists to support tissue regeneration in dental surgery.

        Under the agreement, Straumann will license and source our PEG-based hydrogel technology and material exclusively for a proprietary formulation. We will receive milestone and manufacturing payments as well as royalties on commercialized products.

PA 2794 Inhaleable Antibiotic Program

        In July 2002, we announced that we are collaborating with Chiron Corporation to develop an antibiotic product using our pulmonary delivery system.

        Based on feasibility work completed by us, the product developed under this collaboration will be an inhaleable powder version of PA 2794, a proprietary Chiron antibiotic from a class commonly used to treat pulmonary infections. We will use our pulmonary delivery system to develop an inhaleable version of the antibiotic that can treat lung infections directly. We believe that such a powder formulation may enable easier delivery to the site of infection, with potentially more rapid resolution of symptoms and reduced gastrointestinal side effects.

        Under the terms of the collaboration, we will develop the formulation and be responsible for clinical and commercial manufacturing of the drug powder and delivery device combination. Chiron will be responsible for the clinical development and worldwide commercialization of the combination. We will receive research and development funding and milestone payments as the program progresses through clinical testing, and royalty payments on product sales and manufacturing revenues if the product is commercialized.

Johnson and Johnson Collaboration

        In October 2001, we entered into a collaboration with the R.W. Johnson Pharmaceutical Research Institute and the Janssen Research Foundation, subsidiaries of Johnson & Johnson, for the development of multiple small molecule compounds using our pulmonary delivery system. Feasibility work has been completed and we are reviewing the future of this program.

Marinol® Program

        In February 2002, we entered into a collaboration with Unimed Pharmaceuticals, Inc., a wholly owned subsidiary of Solvay Pharmaceuticals, Inc., to develop an MDI formulation of dronabinol (synthetic delta-9-tetrahydrocannabinol) to be used for multiple indications. Dronabinol is the active ingredient in Unimed's MARINOL capsules. MARINOL capsules are approved in the U.S. for the treatment of anorexia associated with weight loss in patients with AIDS and for the treatment of refractory nausea and vomiting associated with cancer chemotherapy.

        Under the terms of the collaboration, we will be responsible for development of the formulation, as well as clinical and commercial manufacturing of the drug formulation and device combination. Unimed will be responsible for the clinical development and worldwide commercialization of the combination. We will receive research and development funding, milestone payments as the program progresses through further clinical testing, and royalty payments on product sales and manufacturing revenues if the product is commercialized.

Supplemental Agreement with Alliance Pharmaceutical Corp.

        In March 2002, we announced the expansion of our agreement with Alliance Pharmaceutical Corp. ("Alliance") regarding the PulmoSphere® particle and particle processing technology, aspects of which we initially acquired from Alliance in November 1999. The PulmoSphere technology is a particle engineering method designed to enhance the performance of drugs delivered via the lung in propellant-based metered-dose inhalers and dry powder inhalers. As a result of the supplemental agreement, we paid Alliance $5.25 million in exchange for rights beyond inhaleable applications and other considerations. Under the terms of the supplemental agreement, we have the right to use the PulmoSphere technology for alternative methods of delivery in addition to inhaleable applications. Further, Alliance assigned five new patent applications covering methods of producing microparticles to us. Alliance retains the rights to use the technology on products to be instilled directly into the lung, and obtains the rights to commercialize up to four products administered with inhalers, two of which will be royalty-free. We will pay Alliance future milestone or royalty payments on a reduced number of products developed by us or our licensees utilizing the technology.

Fortéo™ Program

        In January 1997, we entered into a collaborative agreement with Eli Lilly and Company ("Lilly") to develop an inhaleable formulation of Fortéo, a version of parathyroid hormone, PTH 1-34, used in the treatment of osteoporosis. Under the terms of the agreement we were to receive research, development and milestone payments, and royalties on sales of marketed products.

        In October 2002, we announced that the two companies had mutually agreed to terminate the program. We intend to seek a new partner to carry forward this program.

        There is no assurance that any of our partner programs will be successful or result in commercially viable products.

Feasibility Studies

        In addition to the partner collaborations mentioned above and other development programs, we have conducted and continue to conduct feasibility studies of additional drug formulations both on our own account and in cooperation with potential collaboration partners. We will continue to pursue these and other feasibility programs to determine the potential for collaborative development programs with respect to these drugs. There can be no assurance that any of our feasibility studies will be successful or result in collaborative development programs.

Manufacturing

        Our goal in manufacturing is to achieve the following:

  •
  Provide economies of scale by utilizing manufacturing capacity for multiple products;
  •
  Improve our ability to retain any manufacturing know-how; and
  •
  Allow our customers to bring products to market faster.

        With respect to products based on our pulmonary delivery system, we generally plan to formulate, manufacture and package the powders for our pulmonary delivery products and to subcontract the manufacture of our proprietary pulmonary delivery devices. Our device for use with Exubera, the pulmonary inhaler, is still in clinical testing and production scale-up work is ongoing. Further work is underway to enable large scale commercial manufacturing and additional work may be required to optimize the device for regulatory approval, field reliability or other issues that may be important to its commercial success. Additional design and development work may lead to a delay in regulatory approval, efforts to seek regulatory approval for any product that incorporates the device or the time the device could be ready for commercial launch. Under our collaborative agreement with Pfizer to develop Exubera, we will manufacture inhaleable insulin powders and Pfizer will be primarily responsible for filling and packaging blisters. The terms of the supply agreement with Pfizer provide that prior to the commercialization of Exubera, we must build and have validated a powder processing facility and a device manufacturer or manufacturers. We will be the commercial powder manufacturer at launch, if any. Pfizer has the right to manufacture a portion of the powder requirement post-launch.

        We have built a powder manufacturing and packaging facility in San Carlos, California capable of producing powders in quantities we believe are sufficient for clinical trials of products based on our pulmonary delivery system. This facility has been inspected and licensed by the State of California and is used to manufacture and package powders under current Good Manufacturing Practices. We have completed construction of a commercial facility to meet our future manufacturing commitments. We believe that scale-up and validation will be completed in time for commercial operations should a product using our pulmonary delivery system be approved for use.

        We are working to further scale-up our powder processing to a larger production scale system and to further develop the necessary powder packaging technologies. Fine particle powders and small quantity packaging (such as those to be used in our delivery system) require special handling. Current commercial packaging systems are designed for filling larger quantities of larger particle powders and therefore must be modified to dispense finer particles in the small quantities we require for our pulmonary delivery system. We have developed and internally qualified a proprietary prototype automated filling system, which we believe is capable of supporting our partners' requirements through Phase III trials and into commercial production for some products.

        We have developed a high capacity automated filling unit capable of filling blisters on a production scale for moderate and large volume products using our pulmonary delivery system. The technology has been transferred to Pfizer who will have the responsibility of commercial packaging and filling the bulk drug powders for Exubera.

        One of our proprietary pulmonary inhaler devices is being developed for commercial use and is being used in the Phase III Exubera and other trials. We have identified and have established formal supply agreements with contract manufacturers that we believe have the technical capabilities and production capacity to manufacture our pulmonary delivery devices. It is believed that these contract manufacturers can successfully receive the device technology and know-how transferred from our device development group, scale up the manufacturing process, and meet the requirements of current Good Manufacturing Practices. The contract manufacturers have completed construction of their facilities. Manufacturing scale-up and qualification efforts are underway. We are examining scale-up and validation plans to support their commercial operations.

        With respect to Nektar Molecule Engineering products using advanced PEGylation technology, we have one facility in Huntsville, Alabama for the manufacture of PEG-derivatives. We forecast increasing capacity to handle current and future demand based on our current pipeline.

        With respect to products using our Nektar Particle Engineering using our supercritical fluids technology, we currently have one facility in Bradford, England for the production of dry powder material. We believe this capacity is sufficient for the production of materials necessary to complete a substantial portion of early-stage clinical trials undertaken by our collaborative partners. We forecast expanding our manufacturing capabilities to demonstrate pilot plant scale-up to meet latent customer demands.

        There can be no assurance that we will be able to successfully process drug powders, or manufacture products on our autofiller system in a timely manner or at commercially reasonable cost. Any failure or delay in further developing this technology would delay product development or inhibit commercialization of our products and would have a materially adverse effect on us. There can be no assurance that we will be able to successfully transfer our filling and packaging technology to Pfizer for the commercial manufacture of the Exubera product, if approved. Moreover, there can be no assurance that we will be able to successfully scale-up and validate our contract manufacturers, or that we will be able to maintain satisfactory contract manufacturing on commercially acceptable terms. Our dependence upon third parties for the manufacture of our pulmonary inhaler device and its supply chain may adversely affect our cost of goods and our ability to develop and commercialize products on a timely and competitive basis.

Government Regulation

        The research and development, clinical testing, manufacture and marketing of products using our technologies are subject to regulation by the FDA and by comparable regulatory agencies in other countries. These national agencies and other federal, state and local entities regulate, among other things, research and development activities and the testing (in vitro and in animals and in human clinical trials), manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our products.

        The process required by the FDA before a product using our technologies may be marketed in the United States depends on whether the compound has existing approval for use in other dosage forms. If the drug is a new chemical entity that has not been previously approved, the process includes the following:

  •
  Extensive preclinical laboratory and animal testing;
  •
  Submission of an Investigational New Drug application, or IND;
  •
  Adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for the intended indication; and
  •
  Submission to the FDA for approval of a New Drug Application, or NDA, for drugs or a Biological License Application, or BLA, for biological products.

        If the drug has been previously approved, the approval process is similar, except that certain preclinical tests relating to systemic toxicity normally required for the IND and NDA/BLA application may not be necessary.

        Preclinical tests include laboratory evaluation of product chemistry and animal studies to assess the potential safety and efficacy of the product and its chosen formulation. Drug products must be formulated according to current Good Manufacturing Practices, and preclinical safety tests must be conducted by laboratories that comply with FDA Good Laboratory Practices regulations. The results of the preclinical tests are submitted to the FDA as part of the IND application and are reviewed by the FDA before clinical trials can begin. Clinical trials may begin 30 days after receipt of the IND by the FDA, unless the FDA raises objections or requires clarification within that period.

        Clinical trials involve the administration of the drug to healthy volunteers or patients under the supervision of a qualified, identified medical investigator according to an approved protocol. Clinical trials are conducted in accordance with protocols that detail the objectives of the study, the parameters to be used to monitor participant safety and efficacy or other criteria to be evaluated. Each protocol is submitted to the FDA as part of the original IND. Each clinical study is conducted after written approval is obtained from an independent Institutional Review Board, or IRB. The IRB considers, among other things, ethical factors, the potential risks to subjects participating in the trial and the possible liability to the institution where the trial(s) is/are being conducted. The IRB also approves the consent form signed by the trial participants.

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

        After Phase II trials demonstrate that a product is effective and has an acceptable safety profile, Phase III trials are undertaken to evaluate the further clinical efficacy and safety of the drug/formulation within an expanded patient population at geographically dispersed clinical study sites, and in large enough trials to provide statistical proof of efficacy/tolerability. The FDA, the clinical trial sponsor, the investigators or the IRB may suspend clinical trials at any time if any one of them believes that study participants are being subjected to an unacceptable health risk.

        The results of product development, preclinical studies and clinical studies are submitted to the FDA as an NDA/BLA for approval of the marketing and commercial shipment of the drug product. The FDA may deny an NDA/BLA if applicable regulatory criteria are not satisfied or may require additional clinical testing. Even if such data are submitted, the FDA may ultimately decide that the NDA/ BLA does not satisfy all of the criteria for approval (e.g. consistency of manufacture of the drug/formulation). Product approvals, once obtained, may be withdrawn if compliance with regulatory standards are not maintained or if safety concerns arise after the product reaches the market. The FDA may require post-marketing testing and surveillance programs to monitor the effect of drug products that have been commercialized and has the power to prevent or limit future marketing of the product based on the results of such programs.

        Each domestic drug product manufacturing establishment must be registered with, and approved by, the FDA. Establishments handling controlled substances must in addition, be licensed by the United States Drug Enforcement Administration. Domestic manufacturing establishments are subject to biennial inspections by the FDA for compliance with current Good Manufacturing Practices. Facilities and drug products manufactured in the UK are also subject to UK regulatory review. They are also subject to U.S., and U.K. federal, state and local regulations regarding workplace safety, environmental protection and hazardous and controlled substance controls, among others.

        Many of the drugs we are developing are already approved for marketing by the FDA in another form and delivered by another route. We believe that when working with approved drugs, the approval process for products using our alternative drug delivery or formulation technologies may require less time and fewer tests than for new chemical entities. However, we expect that our formulations for use with any of our technologies may use excipients not currently approved for use (e.g. pulmonary delivery). Use of these excipients will require additional toxicological testing that may increase the costs of or length of time to gain regulatory approval. In addition, regulatory procedures as they relate to our products may change as regulators gain experience, and any such changes may delay or increase the cost of regulatory approvals.

        For products currently under development based on our pulmonary delivery systems, our inhaler devices are considered to be part of a drug/device combination for deep lung delivery of each specific molecule. Prior to submission of an IND, the FDA Center and division within the FDA Center responsible for the review of the IND and NDA/BLA will be identified. In the case of our products, either the Center for Drug Evaluation and Research or the Center for Biologics Evaluation and Research, in consultation with the Center for Devices and Radiological Health, could be involved in the review. However, currently one center is designated as having the lead responsibility for regulating the product. The jurisdiction within the FDA is based on the primary mode of action of the drug or the location of the specific expertise in one of the Centers as identified in the FDA's intercenter agreement.

        To date, our partners have generally been responsible for clinical and regulatory approval procedures, but we may participate in this process by submitting to the FDA a drug master file developed and maintained by us which contains data concerning the manufacturing processes for the inhaler device or drug product. Through our internal proprietary products development efforts, we have prepared and submitted an IND application and are performing initial clinical studies before licensing certain products to corporate partners. The clinical and manufacturing development and regulatory review and approval process generally takes a number of years and requires the expenditure of substantial resources. Our ability to manufacture and sell products developed under collaboration agreements depends upon the partner's completion of satisfactory clinical trials and success in obtaining marketing approvals from FDA and equivalent foreign authorities.

        Sales of our products outside the United States are subject to local regulatory requirements governing clinical trials and marketing approvals for drugs, pulmonary and other delivery systems and routes of delivery. Such requirements vary widely from country to country.

        In developing the device component for our pulmonary delivery system, we have sought to develop our quality systems and design engineering function in adherence to the principles of design control for medical devices as set forth in the applicable regulatory guidance. Although hybrid drug/device products are typically reviewed as a drug, we have sought to adhere to the design control approach both as a good business practice, and because it appears that the drug and biologic centers of the FDA and other worldwide agencies are adopting this policy. In Europe, this has already taken place and delivery devices are viewed as separate entities subject to review as such under the Medical Device Directive. In the U.S., although not yet formally required, it is our intention to comply with the FDA regulations for devices and develop our device technology in compliance with design control principles.

        There can be no assurance that products that we develop, including devices designed by us and built by our contract manufacturers, will be approved, or will meet approval requirements, on a timely basis, which would have a materially adverse effect on us.

Patents and Proprietary Rights

        We routinely apply for patents for our innovations and for improvements to our technologies. We also rely on our trade secrets and know-how to protect our technologies and our competitive position. We plan to aggressively defend our proprietary technologies from infringement, misappropriation, duplication and discovery through our issued patents and our proprietary know-how.

        Our patent portfolio contains patents and patent applications that encompass each of our technologies including Nektar Molecule Engineering, Particle Engineering and Delivery Solutions. Our Molecule Engineering patents and patent applications cover reactive PEG derivatives, PEG-drug conjugates, PEG-based prodrugs and PEG-drug delivery vehicles. Our Particle Engineering patents and patent applications cover compositions and apparatuses for preparing particles using our supercritical fluids technology and spray drying processes. Our Delivery Solutions patents and patent applications cover our integrated systems for pulmonary delivery of both large and small molecule drugs. Although our early Molecule Engineering patent applications were filed in the United States only, we routinely file patent applications on innovations and improvements in each of these areas on a worldwide basis.

        With regard to our Molecule Engineering patent portfolio, we have filed patent applications directed to activated PEG reagents having a variety of structures (branched or multi-armed PEGs, forked PEGs, linear PEGs, etc.) and reactive groups, methods of producing highly pure polymer reagents, PEG prodrugs having hydrolysable linkages, PEG-based hydrogels and alternative gel systems and PEG conjugates of certain molecules. Patents or patent applications have issued or have been published in many of these areas.

        Our Particle Engineering patent portfolio relates to our proprietary supercritical fluid and spray drying technologies. One of our Particle Engineering techniques involves contacting an active agent solution or suspension with a supercritical fluid to precipitate active agent particles from the solution or suspension. The patents and patent applications cover both the method of forming the particles and apparatuses for carrying out the method and are not limited by the particular product made. A further Particle Engineering technique involves spray drying solutions and suspensions to prepare particles of various morphologies.

        Our Drug Delivery Solutions portfolio relates to pharmaceutical compositions and reagents, medical devices and equipment and methods for preparation, packaging and delivery of our pharmaceutical compositions. Patents that have issued in these areas cover our pulmonary inhaler devices, formulations for pulmonary delivery and methods for preparing, packaging and using these formulations and particular active agent formulations for delivery via the respiratory tract.

        As a result of our acquisition of Shearwater Corporation in June 2001, we became a party to litigation with Enzon Pharmaceuticals, Inc. whereby Enzon alleged infringement of its patents related to branched polymers and their conjugates. In a complaint originally filed in December 1998 and amended in December 2000, Enzon asserted infringement of certain Enzon patents by certain of our PEG-2 reagents and certain other advanced PEGylation products. In January 2002, we announced a strategic alliance with Enzon that includes a collaboration to develop three products using our pulmonary delivery system and/or supercritical fluids technology, an agreement making us solely responsible for licensing Enzon's PEGylation patents, an option for Enzon to license our PEGylation patents, and an agreement to explore the development of non-invasive delivery of single-chain antibody products via the pulmonary route. In connection with this agreement, the patent infringement litigation was settled. We made a one-time payment of $3.0 million to Enzon in connection with the settlement of the litigation. Also, as part of this transaction, Enzon made a $40.0 million investment in our convertible preferred stock. On February 20, 2003, Enzon announced it had entered into an agreement to merge with NPS Pharmaceuticals, Inc.

        In November 1999, we acquired Alliance Pharmaceutical Corp.'s PulmoSphere technology and other related assets for particle formulation and powder processing, subject to the terms and conditions of an asset purchase agreement. The PulmoSphere technology utilizes an emulsification process to produce a powder having characteristics that we believe may improve efficiency and reproducibility for drugs delivered to the lung through alternative technologies such as MDIs as well as potentially improve drug delivery through our proprietary deep lung drug delivery system. The assets acquired included Alliance's intellectual property portfolio for the PulmoSphere technology consisting of, among other things, several patent applications. We concluded a further agreement with Alliance in March 2002 for further rights to the technology including rights outside the respiratory field. We have licensed the technology back to Alliance for liquid dose instillation applications. While Alliance has made several representations in its agreement with us regarding its ownership rights of the PulmoSphere technology, it is possible that third parties might assert claims challenging Alliance's rights, and thus our rights. Even if we can defend our rights successfully, the uncertainty regarding the status of our rights during the time any such litigation is pending may prevent us from using the underlying technology.

        In June 1997, we acquired the intellectual property portfolio of the BioPreservation Division of Pafra. This portfolio includes issued U.S. and foreign Letters Patent and pending applications relating to the stabilization of macromolecule drugs in dry formulations. One of the original U.S. patents included in this portfolio (U.S. Patent No. 5,089,893) was reissued as RE 37872 in October 8, 2002. A second U.S. patent from this portfolio issued to us on July 27, 1999. A granted European patent included in this portfolio was the subject of an opposition proceeding before the European Patent office. The opposition hearing was held on December 16, 1999. We successfully defended the patent and our method claims relating to glass stabilization technology against four opposing parties. In addition, in late 1999, based on claims of this granted European patent, we filed an infringement action in the courts of the United Kingdom against Quadrant Healthcare plc. Quadrant challenged the validity of this patent as part of its defense of the infringement suit and in June 2001, the English High Court of Justice ruled the patent invalid in the United Kingdom and in February 2003, the Board of Appeals of the European patent office revoked the European patent. Although this decision has no impact on the U.S. patent or on any of our other patents and patent applications that cover our glass stabilization technology or on our ability to use our glass stabilization technology, there can be no assurance that any of the other Pafra patents or patent applications will be held to be valid and enforceable. The inability to obtain or defend further Pafra patents could have a material adverse effect on us.

        The patent positions of pharmaceutical, biotechnology and drug delivery companies, including ours, are uncertain and involve complex legal and factual issues. There can be no assurance that patents that we apply for will issue, or that patents that issue will be valid and enforceable. Even if such patents are enforceable, we anticipate that any attempt to enforce our patents could be time consuming and costly. Additionally, the coverage claimed in a patent application can be significantly reduced before the patent is issued. As a consequence, we do not know whether any of our pending patent applications will be granted with broad coverage or whether the claims that eventually issue or that have issued will be circumvented. Since publication of discoveries in scientific or patent literature often lag behind actual discoveries, we cannot be certain that we were the first inventor of inventions covered by our issued patents or pending patent applications or that we were the first to file patent applications for such inventions. Moreover, we may have to participate in interference proceedings declared by the PTO to determine priority of invention, which could result in substantial cost to us, even if the eventual outcome is favorable. An adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from or to third parties or require us to cease using the technology in dispute.

        We are aware of numerous pending and issued U.S. and foreign patent rights and other proprietary rights owned by third parties that relate to pharmaceutical compositions and reagents, medical devices, and equipment and methods for preparation, packaging and delivery of our pharmaceutical compositions. We cannot predict with any certainty which, if any, patent references will be considered relevant to our technology by authorities in the various jurisdictions where such rights exist, nor can we predict with certainty which, if any, of these rights will or may be asserted against us by third parties. There can be no assurance that we can obtain a license to any technology that we determine we need on reasonable terms, if at all, or that we could develop or otherwise obtain alternate technology. The failure to obtain licenses if needed would have a material adverse effect on us.

        We also rely upon trade secret protection for our confidential and proprietary information. No assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose such technology, or that we can meaningfully protect our trade secrets.

        Third parties from time to time have asserted or may assert that we are infringing their proprietary rights based upon issued patents, trade secrets or know-how that they believe cover our technology. In addition, future patents may issue to third parties that our technology may infringe. We could incur substantial costs in defending ourselves and our partners against any such claims. Furthermore, parties making such claims may be able to obtain injunctive or other equitable relief, which could effectively block our ability to further develop or commercialize some or all of our products in the United States and abroad, and could result in the award of substantial damages. In the event of a claim of infringement, we and our partners may be required to obtain one or more licenses from third parties. There can be no assurance that our partners and we will be able to obtain such licenses at a reasonable cost, if at all. Defense of any lawsuit or failure to obtain any such required license could have a material adverse effect on us.

        Our ability to develop and commercialize our technologies will be affected by our or our partners' access to the drugs that are to be formulated. Many biopharmaceutical drugs, including some of those that are presently under development by us, are subject to issued and pending United States and foreign patent rights which may be owned by competing entities. There can be no assurance, that we or our partners will be able to provide access to drug candidates for formulation or that, if such access is provided, we or our partners will not be accused of, or determined to be, infringing a third party's rights and will not be prohibited from working with the drug or be found liable for damages that may not be subject to indemnification. Any such restriction on access or liability for damages would have a material adverse effect on us.

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

Competition

        We believe that products developed using our technologies will compete on the basis of one or more of the following parameters: efficacy, safety, reproducibility, patient convenience and cost. There is intense competition in each of our technology platforms including non-invasive delivery of proteins and peptides, less invasive delivery of peptides and proteins and improved formulation and delivery of small molecules by the most common routes of delivery including pulmonary, oral and injectable. In addition, a number of the products being developed using our technology have direct and indirect competition from other companies including both drug delivery companies and pharmaceutical companies many of which are much larger and have more resources than we do.

        With respect to Nektar Molecule Engineering, there are a number of companies developing alternative PEGylation technology including PEGShop, Mountain View Pharmaceuticals, Inc., NOF, Valentis and a number of pharmaceutical companies. Indirect competitors to PEGylation for less invasive delivery of peptides and proteins include injectable controlled release technologies such as liposomes, polymers and other molecule engineering approaches.

        With respect to Nektar Particle Engineering using our supercritical fluids technology, there are a number of direct competitors developing competitive technology including Crititech, Lavipharm, Ferro Corp, Ethypharm and others. Indirect competition for this technology comes from companies developing other ways of creating particles and improved dosage forms of small molecules for the most common routes of delivery including oral, injectable and pulmonary.

        With respect to Nektar Delivery Solutions using our pulmonary delivery systems, there are a number of companies developing dry powder inhalers, metered dose inhalers and liquid inhalers including nebulizers that could compete with us. Companies such as Aradigm, Aerogen, Alkermes, Batelle, 3M, Elan, Skyepharma and Vectura are all developing technologies that could compete with our pulmonary delivery systems.

        In the non-invasive delivery of insulin, we have direct competition from companies such as Aradigm and Alkermes both of which are working on pulmonary products with pharmaceutical partners and indirect competition from companies such as Nobex, Emisphere and Generex, which are believed to be working on oral or buccal products.

        For each of our technology platforms, we believe we have competitive advantages for certain applications and molecules. We monitor the competitive situation across our technology applications and products and may attempt to develop in-house, in-license or acquire technologies that improve or expand our technology platforms in order to remain competitive.

        We are in competition with other drug delivery companies, drug discovery companies including molecule engineering companies, biopharmaceutical companies as well as other organizations and individual inventors many of whom have resources much greater than ours including financial, development and commercialization capabilities. Acquisition of competing companies including drug delivery companies by larger pharmaceutical companies could also enhance our competitors' position. Accordingly, our competitors could succeed in developing competing technologies and products and gain regulatory approval faster than us. Development of newer technologies and products could also render our technology and products less or noncompetitive or obsolete.

Employees and Consultants

        On December 11, 2002, we announced a reduction in force and informed 73 employees their employment would be terminated as of December 31, 2002. This lowered the total headcount to 680, of which 553 were engaged in research and development, including manufacturing and quality activities, and

127 were engaged in general administration and business development. We have 249 employees who hold advanced degrees, of which 114 are Ph.D.s. None of our employees is covered by a collective bargaining agreement and we have experienced no work stoppages. We believe that we maintain good relations with our employees.

        To complement our own expertise, we utilize specialists in regulatory affairs, pulmonary toxicology, process engineering, manufacturing, quality assurance, device design, clinical trial design and business development. These individuals include certain of our scientific advisors as well as independent consultants. See Item 10 "Directors and Executive Officers of the Registrant".

General Information

        We were incorporated in California in 1990 and reincorporated in Delaware in 1998. We maintain our executive offices at 150 Industrial Road, San Carlos, California 94070. Our main telephone number is (650) 631-3100.

        All Nektar brand and product names are trademarks or registered trademarks of Nektar Therapeutics, in the United States and other countries. This Form 10-K contains additional trade names, trademarks and service marks of other companies. We do not intend our use or display of other parties' trade names, or trademarks or service marks to imply a relationship with, or endorsement or sponsorship of, us by these other parties.

Available Information

        We file electronically with the Securities and Exchange Commission ("SEC") our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the 1934 Act. The public may read or copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

        You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports on the day of filing with the SEC on our website at http://www.nektar.com, by contacting the Investor Relations Department at our corporate offices by calling (650) 631-3100 or by sending an e-mail message to investors@nektar.com.

        In 2003, we intend to a adopt a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We intend to post the text of our code of ethics on our website at http://www.nektar.com in connection with "Investor Relations" materials. In addition, we intend to promptly disclose (1) the nature of any amendment to our code of ethics that applies to our principal executive officer principal financial officer, principal accounting officer or controller, or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our code of ethics that is granted to one of these specified officers, the name of such person who is granted the waiver and the date of the waiver on our website in the future.

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

        Because we are in the business of developing technology for improving drug formulations and methods for drug delivery, and licensing these technologies to companies that make and sell drugs, we do not have the people and other resources to do the following things:

  •
  synthesize active pharmaceutical ingredients to be used as medicines;

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

        Reliance on collaborative relationships poses a number of risks, including:

  •
  the potential inability to control whether and the extent to which our collaborative partners will devote sufficient resources to our programs or products;

  •
  disputes which may arise in the future with respect to the ownership of rights to technology and/or intellectual property developed with collaborative partners;

  •
  disagreements with collaborative partners which could lead to delays in or termination of the research, development or commercialization of product candidates, or result in litigation or arbitration;

  •
  the potential for contracts with our collaborative partners to fail to provide significant protection or to be effectively enforced if one of these partners fails to perform. Collaborative partners have considerable discretion in electing whether to pursue the development of any additional products and may pursue alternative technologies or products either on their own or in collaboration with our competitors;

  •
  the potential for collaborative partners with marketing rights to choose to devote fewer resources to the marketing of our products than they do to products of their own development;

  •
  risks related to the ability of our distributors and corporate partners to pay us; and

  •
  the potential for collaborative partners to unilaterally terminate their agreements with us for any or no reason.

        Given these risks, there is a great deal of uncertainty regarding the success of our current and future collaborative efforts.

        In October 2001, Eli Lilly and Company, our collaborative partner with respect to a Phase I program for an inhaleable product for the treatment of osteoporosis, Fortéo™, notified us that the program would not be funded in 2002. Lilly notified us in October 2002, that it did not plan to fund program work in 2003 and both companies mutually agreed to terminate the program at that time.

        In January 2002, Biogen, our collaborative partner with respect to a Phase I program for an inhaleable product for the treatment of multiple sclerosis, announced that it did not plan to further develop inhaleable Avonex® for multiple sclerosis. Biogen formally terminated the program for such product effective as of September 2002.

        If other significant collaborations are suspended or terminated, our ability to successfully commercialize certain of our other proposed products would also be negatively impacted. If these efforts fail, our product development or commercialization of products could be delayed.

If Pfizer does not file a New Drug Application ("NDA") for approval of Exubera, if the FDA does not timely approve the NDA for Exubera or if our collaboration with Pfizer is discontinued prior to the launch of Exubera, then our financial position and results of operations will be significantly harmed.

        We are developing with Pfizer an inhaleable version of insulin, Exubera, for the treatment of Type 1 and Type 2 diabetes, that will be administered using our pulmonary delivery system. Exubera is currently in Phase III clinical trials. We currently depend on Pfizer as the source of a significant portion of our revenues. For the years ended December 31, 2002, and 2001, contract research revenue from Pfizer accounted for 59% and 66% of our revenue, respectively. Delays in the filing of the Exubera NDA will result in a delay in the FDA approval, and there can be no assurance that even if the NDA is filed, Exubera will be approved for marketing and commercial use. Among the factors that may delay the filing or approval of the NDA, or the commercial launch of Exubera, are the following:

  •
  Pfizer is currently conducting studies to generate controlled long-term safety data with respect to Exubera, in particular its affect on lung function, and the results of the studies may impact the filing or approval of the NDA;

  •
  We may experience difficulties with respect to the processing of the dry powder formulation of inhaleable insulin, and the filling and packaging of the inhaleable insulin powder for the Exubera product. We may not be able to successfully transfer the filling and packaging technology to Pfizer for the large scale commercial production of the Exubera product; and

  •
  We, with our contract manufacturers, may experience difficulties with respect to the production of the pulmonary inhaler device for Exubera, including in connection with the design, scale up and automation of the commercial manufacture of the pulmonary inhaler device for Exubera, and any such difficulties may delay the filing and approval of the NDA. Our contract manufacturers may also experience difficulties with respect to manufacturing the device in high volumes for commercial use.

        Pfizer has indicated that it would not file the NDA for approval of Exubera in 2003. If the filing or approval of the NDA is substantially further delayed, we may not have the financial ability to continue supporting the Exubera program or be able to meet our contractual obligations relating to the commercial launch of Exubera. In the event of any such delay, we may also elect to divert resources away from Exubera related activities or otherwise reduce our activities relating to the Exubera program. Any material delay in the filing for regulatory approval or material delay in receiving regulatory approval, or failure to receive regulatory approval of Exubera at all, would, whether or not we elect to take such actions, likely affect our contract research revenue from Pfizer, and would significantly negatively impact our results of operations. Furthermore, should the collaboration with Pfizer be discontinued prior to the launch of Exubera, our financial position and results of operations may be substantially harmed.

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

        We are in an early stage of development with respect to many of our products. There is a risk that our technologies will not be commercially feasible. Even if these drug delivery technologies are commercially feasible, they may not be commercially accepted across a range of large and small molecule drugs. We have tested 12 drug formulations based on our pulmonary delivery systems in humans, but many of our potential formulations have not been tested in clinical trials. Our advanced PEGylation technology is currently being used in the development of 35 drugs. While our advanced PEGylation technology has been incorporated in five products that the FDA has approved for marketing, and three other products using our advanced PEGylation technology are in Phase II/III pivotal trials, many of the drug formulations with which we are incorporating this technology are in the early stages of feasibility or preclinical testing or in human clinical trials. Our supercritical fluids technology is also primarily in an early stage of feasibility. This technology represents a new method of manufacturing drug particles and is still in research and development, with only one formulation having entered human clinical testing.

        Other companies have tested many of the underlying drug compounds contained in our drug formulations in humans using alternative delivery routes or technologies. Our potential products require extensive research, development and preclinical and clinical testing. Our potential products also may involve lengthy regulatory reviews and require regulatory approval before they can be sold. We do not know if, and cannot assure that, any of our potential products will prove to be safe and effective, accomplish the objectives that we and our collaborative partners are seeking through the use of our technologies, meet regulatory standards or continue to meet such standards if already approved. There is a risk that we and our collaborative partners may not be able to produce any of our potential products in commercial quantities at acceptable costs, or market them successfully. Failure to achieve commercial feasibility, demonstrate safety, achieve clinical efficacy, obtain regulatory approval or, together with partners, successfully market products will negatively impact our revenues and results of operations.

If our research and development efforts are delayed or unsuccessful, then we will experience delay or be unsuccessful in having our products commercialized, and our business will suffer.

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

If our drug delivery technologies do not satisfy certain basic feasibility requirements such as total system efficiency, then our products may not be competitive.

        We may not be able to achieve the total system efficiency for products based on our pulmonary delivery systems that is needed to be competitive with alternative routes of delivery or formulation technologies. We determine total system efficiency by the amount of drug loss during manufacture, in the delivery system, and in reaching the ultimate site at which the drug exhibits its activity.

        Deep lung bioavailability is the percentage of a drug that is absorbed into the bloodstream when that drug is delivered directly to the lungs as compared to when the drug is delivered by injection. Relative bioavailability is the initial screen for determining whether deep lung delivery of any drug, based on our pulmonary delivery systems, is commercially feasible. We would not consider a drug to be a good candidate for development and commercialization using our pulmonary delivery systems if drug loss is excessive at any one stage or cumulatively in the manufacturing and delivery process.

        Our ability to efficiently attach PEG polymer chains to a drug molecule is the initial screen for determining whether drug formulations using our advanced PEGylation technology are commercially feasible. We would not consider a drug formulation to be a good candidate for development and commercialization using our advanced PEGylation technology if we could not efficiently attach a PEG polymer chain to such drug without destroying or impairing the drug's activity.

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

If our drug formulations are not stable, then we will not be able to develop or commercialize products.

        We may not be able to identify and produce powdered or other formulations of drugs that retain the physical and chemical properties needed to work effectively with our inhaler devices for deep lung delivery using our pulmonary delivery systems, or through other methods of drug delivery using advanced PEGylation or supercritical fluids technologies. Formulation stability is the physical and chemical stability of the drug over time and under various storage, shipping and usage conditions. Formulation stability will vary with each drug formulation and the type and amount of ingredients that are used in the formulation. Since our drug formulation technology is new and largely unproven, we do not know if our drug formulations will retain the needed physical and chemical properties and performance of the drugs. Problems with formulated drug powder stability in particular would negatively impact our ability to develop products based on our pulmonary delivery systems or supercritical fluids technology, or obtain regulatory approval for or market such products.

If our drug delivery technologies are not safe, then regulatory approval of our products may not be obtained, or our products may not be developed or marketed.

        We or our collaborative partners may not be able to prove that potential products using our drug delivery technologies are safe. Our products require lengthy laboratory, animal and human testing. Most of our products are in preclinical testing or the early stage of human testing. Since most of our products are in an early stage of testing and have not completed clinical trials, we cannot be certain that these products, and our technology that developed these products, are safe or will not produce unacceptable adverse side effects. The safety of our formulations will vary with each drug and the ingredients used in our formulation. If any product is found not to be safe, the product will not be approved for marketing or commercialization.

If product liability lawsuits are brought against us, we may incur substantial liabilities.

        The manufacture, testing, marketing and sale of medical products entail an inherent risk of product liability. If product liability costs exceed our liability insurance coverage, we may incur substantial liabilities. Whether or not we were ultimately successful in product liability litigation, such litigation would consume substantial amounts of our financial and managerial resources, and might result in adverse publicity, all of which would impair our business. We may not be able to maintain our clinical trial insurance or product liability insurance at an acceptable cost, if at all, and this insurance may not provide adequate coverage against potential claims or losses.

If our products using our pulmonary delivery systems do not provide consistent doses of medicine, then we will not be able to develop, obtain regulatory approval for and commercialize products.

        We may not be able to provide reproducible dosing of stable formulations of drug compounds. Reproducible dosing is the ability to deliver a consistent and predictable amount of drug into the bloodstream over time both for a single patient and across patient groups. Reproducible dosing of drugs based on our pulmonary delivery systems requires the development of:

  •
  an inhalation or other device that consistently delivers predictable amounts of dry powder to the deep lung;

  •
  accurate unit dose packaging of dry powder; and

  •
  moisture resistant packaging.

        Since our pulmonary delivery systems are still in development and are yet to be used in commercialized products, we cannot be certain that we will be able to develop reproducible dosing of any potential product. The failure to do so means that we would not consider such a product as a good candidate for development and commercialization.

If we or our partners do not obtain regulatory approval for our products on a timely basis, then our revenues and results of operations may be affected negatively.

        There is a risk that we or our partners will not obtain regulatory approval for our unapproved products on a timely basis, or at all. Our unapproved products must undergo rigorous animal and human testing and an extensive FDA mandated or equivalent foreign authorities review process. This process generally takes a number of years and requires the expenditure of substantial resources and the time required for completing such testing and obtaining such approvals is uncertain. The FDA and other U.S. and foreign regulatory agencies also have substantial discretion to terminate clinical trials, require additional testing, delay or withhold registration and marketing approval and mandate product withdrawals including recalls. The FDA has approved for marketing five products with our advanced PEGylation technology for specific uses in the United States. Further, another product using our advanced PEGylation technology has been approved in Europe. Even though our partners have obtained regulatory approval for some of our products, these products and our manufacturing processes are subject to continued review by the FDA and other regulatory authorities. Even if our partners receive regulatory approval of a product, the approval may limit the indicated uses for which our partners may market the product. In addition, our partners' marketed products, our manufacturing facilities and we, as the manufacturer in certain instances, will be subject to continual review and periodic inspections. Later discovery from such review and inspection of previously unknown problems may result in restrictions on our partners' products or on us, including withdrawal of our partners' products from the market. The failure to obtain timely regulatory approval of our partners' products, any product marketing limitations or a product withdrawal would negatively impact our revenues and results of operations.

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

        We may not be able to integrate all of the relevant technologies to provide complete drug delivery and formulation systems. In particular, our development of drugs based on our pulmonary delivery systems relies upon several different but related technologies:

  •
  dry powder formulations;

  •
  dry powder processing technology;

  •
  dry powder packaging technology; and

  •
  deep lung delivery devices.

        Our other technologies may face similar challenges relating to the integration of drug formulation, processing, packaging and delivery device technologies. At the same time we must:

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

Advanced PEGylation and Supercritical Fluids Technologies

        Except for the five approved products incorporating our advanced PEGylation technology, all of the drug formulations with which we are incorporating our advanced PEGylation and supercritical fluids technologies are in various stages of feasibility testing or human clinical trials. We anticipate having to expand our advanced PEGylation technology as well as supercritical fluids technology manufacturing facilities. If we are not able to scale-up to large clinical trials or commercial manufacturing for products incorporating either of these technologies in a timely manner or at a commercially reasonable cost, we risk not meeting our customers' supply requirements or our contractual obligations. Our failure to solve any of these problems could delay or prevent late stage clinical testing and commercialization of our products and could negatively impact our revenues and results of operations.

Pulmonary Delivery Systems

        Powder Processing.    We have no experience manufacturing powder processing products for commercial purposes. With respect to drugs based on our pulmonary delivery systems, we have only performed powder processing on the scale needed for testing formulations, and for early stage and larger clinical trials. We may encounter manufacturing and control problems as we attempt to scale-up powder processing facilities. We may not be able to achieve such scale-up in a timely manner or at a commercially reasonable cost, if at all, and the powder processing system we implement may not be applicable for other drugs. Our failure to solve any of these problems could delay or prevent some late stage clinical testing and commercialization of our products and could negatively impact our revenues and results of operations.

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

        Powder Packaging.    Our fine particle powders and small quantity packaging utilized for drugs based on our pulmonary delivery systems require special handling. We have designed and qualified automated filling equipment for small and moderate quantity packaging of fine powders. We face significant technical challenges in scaling-up an automated filling system that can handle the small dose and particle sizes of our powders in commercial quantities. There is a risk that we will not be able to scale-up our automated filling equipment in a timely manner or at commercially reasonable costs. Any failure or delay in such scale-up would delay product development or bar commercialization of products based on our pulmonary delivery systems and would negatively impact our revenues and results of operations.

        There can be no assurance we will be able to successfully manufacture product on our autofiller system in a timely manner or at a commercially reasonable cost; any delay or failure in further developing such technology would delay product development or inhibit commercialization of our products and would have a materially adverse effect on us.

        Inhaler Devices.    We face many technical challenges in developing our pulmonary inhaler devices to work with a broad range of drugs, to produce such devices in sufficient quantities and to adapt the devices to different powder formulations. Our inhaler device being used with the Exubera inhaleable insulin product is still in clinical testing and production scale-up work is underway. Further design and development work is underway to enable commercial manufacturing and additional work may be required to optimize the device for regulatory approval, field reliability or other issues that may be important to its commercial success. Additional design and development work may lead to a delay in regulatory approval and delay efforts to seek regulatory approval for any product that incorporates the device or the time the device could be ready for commercial launch. In addition, we are attempting to develop a smaller inhaler device, which presents particular technical challenges. There is a risk that we will not successfully achieve any of these challenges. Our failure to overcome any of these challenges would negatively impact our revenues and results of operations.

        For late stage clinical trials and initial commercial production, we intend to use one or more contract manufacturers to produce our pulmonary inhaler devices. There is a risk that we will not be able to maintain arrangements with our contract manufacturers on commercially acceptable terms or at all, or effectively scale-up production of our pulmonary inhaler devices through contract manufacturers. Our failure to do so would negatively impact our revenues and results of operations. Dependence on third parties for the manufacture of our pulmonary inhaler devices and their supply chain may adversely affect our cost of goods and ability to develop and commercialize products on a timely or competitive basis. Because our manufacturing processes and those of our contract manufacturers are very complex and subject to lengthy governmental approval processes, alternative qualified production sources or capacity may not be available on a timely basis or at all. Disruptions or delays in our manufacturing processes or those of our contract manufacturers for existing or new products could result in increased costs, loss of revenues or market share, or damage to our reputation.

        There is no assurance that devices designed by us and built by contract manufacturers will be approved or will meet approval requirements on a timely basis or at all, or that any of our device development will be successful or commercially viable.

We depend on sole or exclusive suppliers for our pulmonary inhaler devices, bulk active pharmaceutical ingredients and PEG polymer chains and if such suppliers fail to supply when required, then our product development efforts may be delayed or unsuccessful.

        We agreed to subcontract the manufacture of our pulmonary inhaler being used with the Exubera inhaleable insulin product before commercial production of that product. We have identified contract manufacturers that we believe have the technical capabilities and production capacity to manufacture such device and which can meet the requirements of cGMP. We are not certain that we will be able to maintain satisfactory contract manufacturing on commercially acceptable terms, if at all. Our dependence on third parties for the manufacture of our pulmonary inhaler may negatively impact our cost of goods and our ability to develop and commercialize products based on our pulmonary delivery systems on a timely and competitive basis.

        For the most part, we obtain the bulk active pharmaceutical ingredients we use to manufacture products using our technologies from sole or exclusive sources of supply. For example, with respect to our source of bulk insulin, we have entered into a collaborative agreement with Pfizer which has, in turn, entered into an agreement with Aventis Pharma to manufacture regular human insulin. Under the terms of their agreement, Pfizer and Aventis Pharma agreed to construct a jointly owned manufacturing plant in Frankfurt, Germany. Until needed, Pfizer will provide us with insulin from Aventis Pharma's existing plant. We have also entered into an agreement with one supplier for a significant portion of the PEG polymer chains we use in our products that incorporate our advanced PEGylation technology. NOF Corporation is our predominant supplier of pharmaceutical grade PEGylation materials pursuant to an exclusive supply agreement.

        If our sole or exclusive source suppliers fail to provide either active pharmaceutical ingredients or PEGylation materials in sufficient quantities when required, our revenues and results of operations will be negatively impacted.

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

  •
  the safety and efficacy of products demonstrated in clinical trials;

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

        We are aware of other companies engaged in developing and commercializing drug delivery and formulation technologies similar to ours. Some of our competitors with regard to our pulmonary delivery systems include AeroGen, Inc., Alkermes, Inc. and Aradigm Corporation. Aerogen and Aradigm are developing liquid drug delivery systems, and Alkermes is working on a dry powder delivery system. Our competitors with regard to our advanced PEGylation technology include Valentis, Inc., Mountain View Pharmaceuticals, Inc. and SunBio PEG-SHOP, as well as several pharmaceutical and biotechnology companies with in-house PEGylation expertise. Some of our competitors with regard to our supercritical fluids technology include Alkermes, Battelle Memorial Institute, Ethypharm SA, Ferro Corp., Lavipharm SA and RxKinetics. Some of these companies license or provide the technology to other companies, while others are developing the technology for internal use. Many of these companies have greater research and development capabilities, experience, manufacturing, marketing, financial and managerial resources than we do and represent significant competition for us. Acquisitions of or collaborations with competing drug delivery companies by large pharmaceutical or biotechnology companies could enhance our competitors' financial, marketing and other resources. Accordingly, our competitors may succeed in developing competing technologies, obtaining regulatory approval for products or gaining market acceptance before us. Developments by others could make our products or technologies uncompetitive or obsolete. Our competitors may introduce products or processes competitive with or superior to ours.

If any of our patents are invalid or pending patents do not issue or following issuance are deemed not valid, then we may lose key intellectual property right protection. If our products infringe on third-party's rights, then we will suffer adverse effects on our ability to develop and commercialize products as well as our revenues and results of operations.

        We have filed patent applications covering certain aspects of our inhalation devices, powder processing technology, powder formulations and deep lung route of delivery for certain molecules as well as for our advanced PEGylation and supercritical fluids technologies, and we plan to file additional patent applications. We currently have 401 issued U.S. and foreign patents that cover certain aspects of our technologies and we have a number of patent applications pending. There is a risk that many of the patents applied for will not issue, or that any patents that issue or have issued will not be held valid and enforceable. Enforcing our patent rights would be time consuming and costly.

        Our access or our partners' access to the drugs to be formulated using our technologies will affect our ability to develop and commercialize our technologies. Many drugs, including powder formulations of certain drugs that are presently under development by us, and our drug formulation technologies are subject to issued and pending U.S. and foreign patents that may be owned by competitors. We know that there are issued patents and pending patent applications relating to the formulation and delivery of large and small molecule drugs, including several for which we are developing formulations using our various technologies. This situation is highly complex, and the ability of any one company, including us, to commercialize a particular drug is unpredictable.

        We intend generally to rely on the ability of our partners to provide access to the drugs that we formulate for deep lung and other forms of delivery. There is a risk that our partners will not be able to provide access to such drug candidates. Even if our partners provide such access, there is a risk that third parties will accuse, and possibly a court or a governmental agency will determine, our partners or us to be infringing a third-party's patent rights, and we will be prohibited from working with the drug or be found liable for damages that may not be subject to indemnification, or we may choose to pay such third party royalties under a license to such patent rights. Any such restriction on access to drug candidates, liability for damages or payment of royalties would negatively impact our revenues and results of operations.

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

If earthquakes, tornadoes, hurricanes and other catastrophic events strike, our business may be negatively affected.

        Our corporate headquarters, including a substantial portion of our research and development operations, are located in the Silicon Valley area of Northern California, a region known for seismic activity. A significant natural disaster such as an earthquake could have a material adverse impact on our business, operating results, and financial condition. Certain of our other facilities, such as our facility in Huntsville, Alabama and certain of our collaborative partners located elsewhere may also be subject to catastrophic events such as hurricanes and tornadoes, any of which could have a material adverse effect on our business, operating results, and financial condition.

Investors should be aware of industry-wide risks, which are applicable to us and may affect our revenues and results of operations.

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

If we do not generate sufficient cash flow through increased revenues or raising additional capital, then we may not be able to meet our substantial debt obligations.

        As of December 31, 2002, we had approximately $299.2 million in long term convertible subordinated notes and debentures, $31.9 million in noncurrent capital lease obligations and $3.2 million in other long-term liabilities. Our substantial indebtedness has and will continue to impact us by:

  •
  making it more difficult to obtain additional financing; and

  •
  constraining our ability to react quickly in an unfavorable economic climate.

        Currently, we are not generating positive cash flow. Delay in the approval of Exubera will adversely impact our ability to meet our obligations to repay the principal amounts on our convertible notes and debentures when due. In addition, because of the decline in the market price of our Common Stock, it has become highly unlikely that the holders of our convertible notes and debentures will convert such securities to equity in accordance with their existing terms. If we are unable to satisfy our debt service requirements, substantial liquidity problems could result. As of December 31, 2002 we had cash, cash equivalents and short-term investments valued at approximately $294.0 million. We expect to use substantially all of these assets to fund our on-going operations over the next few years. In October 2006, we will have an obligation to repay $7.8 million, in February 2007, we will have an obligation to repay $61.4 million and in October 2007, we will have an obligation to repay $230.0 million of our long-term convertible subordinated notes and debentures. We may not generate sufficient cash from operations to satisfy these significant obligations when they become due and may have to raise additional financing from the sale of equity or debt securities or otherwise restructure our obligations in order to do so. There can no assurance that any such financing or restructuring will be available to us on commercially acceptable terms, if at all.

If we cannot raise additional capital our financial condition may suffer.

        We forecast that our existing capital resources will enable us to maintain currently planned operations through at least the next two years. However, this expectation is based on our current operating plan, which may change as a result of certain factors, and may result in additional funding requirements sooner than anticipated. In addition, we may choose to raise additional capital due to market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to our stockholders.

        We have no material credit facility or other material committed sources of capital. To the extent operating and capital resources are insufficient to meet future requirements, we will have to raise additional funds to continue the development and commercialization of our technologies and products. Such funds may not be available on favorable terms, or at all. In particular, our substantial leverage may limit our ability to obtain additional financing. In addition, as an early stage biotechnology company, we do not qualify to issue investment grade debt and therefore any financing we do undertake will likely involve the issuance of equity, convertible debt instruments or high-yield debt. These sources of capital may not be available to us in the event additional financing is required. If adequate funds are not available on reasonable terms, we may be required to curtail operations significantly or to obtain funds by entering into financing, supply or collaboration agreements on unattractive terms. Our inability to raise capital could negatively impact our business.

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

        Our relatively recent acquisitions of Bradford Particle Design and Shearwater may present unique risks related to our business. We may not be able to successfully assimilate the additional personnel, operations, acquired technology and products into our business. In particular, we need to assimilate and retain key management, research and engineering personnel. Key personnel from acquired companies such as Bradford Particle Design and Shearwater often decide to pursue other opportunities. In addition, there may be complications if we attempt to integrate any of the technology acquired from these companies with our other technologies, and it is uncertain whether we may accomplish this easily or at all. These integration difficulties could disrupt our ongoing business, distract management and employees or increase expenses. Acquisitions are inherently risky, and we may also face unexpected costs, which may adversely affect operating results in any quarter. Additionally we face additional risks related to cross-border acquisitions and international operations, including foreign legal and regulatory restrictions and potential economic instability. Due diligence conducted in connection with our acquisitions may not have uncovered all the potential problems or liabilities we may have assumed in these transactions. Any of these risks could have a significant impact on our ability to continue our research and development efforts, and regulatory and commercialization efforts on a competitive and timely basis.

If we acquire additional companies, products or technologies, we may face risks similar to those faced in our other acquisitions.

        We may continue to acquire or make investments in complementary companies, products or technologies. We may not realize the anticipated benefits of any other acquisition or investment. If we acquire another company, we will likely face some or all of the same risks, uncertainties, earnings and disruptions as discussed above with respect to our recent acquisitions. We may face risks relating to difficult integrations of personnel, technology and operations, uncertainty whether any integration will be successful and whether earnings will be negatively affected, and potential distractions to our management with respect to these acquisitions. In addition, our earnings may suffer because of acquisition-related costs.

We expect to continue to lose money for the next few years and may not reach profitability if our products do not generate sufficient revenue.

        We have never been profitable and, through December 31, 2002 we have an accumulated deficit of approximately $549.3 million. We expect to continue to incur substantial and potentially increasing losses over at least the next few years as we expand our research and development efforts, testing activities and manufacturing operations, and as we further expand our late stage clinical and early commercial production facility. Most of our potential products are in the early stages of development. Except for the approved products incorporating our advanced PEGylation technology, we have generated no revenues from product sales. Our revenues to date have consisted primarily of payments under short-term research and feasibility agreements and development contracts. To achieve and sustain profitable operations, we must, alone or with others, successfully develop, obtain regulatory approval for, manufacture, introduce, market and sell products using our drug delivery technologies. There is risk that we will not generate sufficient product or contract research revenue to become profitable or to sustain profitability.

We expect our stock price to remain volatile.

        Our stock price is volatile. In the last twelve-month period ending February 28, 2003, based on closing prices on the NASDAQ National Market, our stock price ranged from $4.13 to $12.99. We expect it to remain volatile. A variety of factors may have a significant effect on the market price of our common stock, including:

  •
  clinical trial results or product development delays or delays in product approval or launch;

  •
  announcements by collaboration partners as to their plan or expectations related to products using our technologies;

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

Anti-takeover provisions in our charter documents and under Delaware law may make it more difficult to acquire us, even though such anti-takeover provisions may be beneficial to our stockholders.

        Provisions of our certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even though such anti-takeover provisions may be beneficial to our stockholders. These provisions include:

  •
  establishment of a classified board of directors such that not all members of the board may be elected at one time;

  •
  lack of a provision for cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

  •
  the ability of our board to authorize the issuance of "blank check" preferred stock to increase the number of outstanding shares and thwart a takeover attempt;

  •
  prohibition on stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of stockholders;

  •
  establishment of advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings; and

  •
  limitations on who may call a special meeting of stockholders.

        Further, we have in place a preferred share purchase rights plan, commonly known as a "poison pill." The provisions described above, our "poison pill" and provisions of the Delaware Law relating to business combinations with interested stockholders may discourage, delay or prevent a third party from acquiring us. These provisions may discourage, delay or prevent a third party from acquiring a large portion of our securities, or initiating a tender offer or proxy contest, even if our stockholders might receive a premium for their shares in the acquisition over then current market prices.

Item 2. Properties

        We currently lease facilities in San Carlos and Palo Alto, California, two facilities in Huntsville, Alabama and a complex in Bradford, England.

        We currently occupy a facility in San Carlos that covers approximately 230,000 square feet and is leased pursuant to a 15-year lease agreement expiring in October 2011. This facility serves as our corporate headquarters and is used for research and development, manufacturing and administration. This manufacturing facility operates under cGMP and has been approved and licensed by the State of California to manufacture clinical supplies for use in human clinical trials.

        In October 1999, we commenced construction of a second San Carlos facility on a 4.7-acre parcel of land that we had acquired in October 1998, in order to expand our administrative offices and research and development capacity. This facility consists of approximately 170,000 square feet. In October 2000, we leased back the facility pursuant to a build-to-suit lease agreement for a 16-year term, with a 10-year option and a second 8-year option to extend the lease. In November 2000 we took occupancy of approximately 80,000 square feet of this facility. In October 2001, we leased an additional 45,600 square feet in this facility and declined an option to lease an additional 46,500 square feet.

        Our Palo Alto facility is currently subleased to another entity. The lease covers approximately 20,000 square feet, has a five-year term, and expires on May 31, 2003. We do not intend to renew the lease on this facility.

        We have two locations in Huntsville, Alabama related to our Nektar Molecule Engineering operations. Our Church Street location is the site for the manufacture of PEG derivatives and is approximately 35,000 square feet with a lease term expiring in June 2009. Our Discovery Drive location is approximately 50,000 square feet and is owned by us. This facility houses research and development and administrative offices.

        We currently occupy a complex in Bradford, England that covers approximately 17,500 square feet, consisting of several units with varying lease terms through 2009. This facility is used for research and development, clinical research and administration related to our supercritical fluids technology.

Item 3. Legal Proceedings

        On August 30, 2002, a complaint was filed by David F. Kachensky in the Circuit Court of Madison County, Alabama, against J. Milton Harris, James R. Hudson, Jr., Shearwater Corporation and Nektar Therapeutics AL, Corporation, as the successor corporation to Shearwater. Dr. Harris is the president of our Nektar Therapeutics AL, Corporation. Among other things, the Complaint alleges that the Defendants breached an agreement allegedly entered into by and between certain of the defendants and the plaintiff prior to our acquisition of Shearwater, whereby the defendants allegedly agreed, among other things, to convey to the plaintiff five percent (5%) of the capital stock of Shearwater outstanding as of December 1997 in exchange for certain work and consideration from plaintiff. The Complaint seeks damages in the amount of approximately $15 million. On October 7, 2002, the defendants filed answers to the Complaint denying the allegations and asserting affirmative defenses. Discovery is underway, and no trial date has been set. We have denied the allegations in the Complaint and intend to vigorously defend ourselves in the litigation, including filing motions for summary judgment. A mediation is scheduled in this matter for April 2, 2003.

        From time to time, we may be involved in other lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with the Statement of Financial Accounting Standards ("SFAS") No. 5, Accounting for Contingencies, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can reasonable estimate. These provisions are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, ruling, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to the legal matters pending against us, as well as adequate provisions for any probably and estimable losses. If any unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations of that period. We believe that, given our current liquidity and cash and investment balances, even if we receive an adverse judgment with respect to litigation that we are currently a party to, such judgment would not have a material impact on cash and investments or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of our shareholders in the quarter ended December 31, 2002.

PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

        Our Common Stock trades on the NASDAQ National Market under the symbol NKTR. The table below sets forth the high and low closing sales prices for our Common Stock (as reported on the NASDAQ National Market) during the periods indicated.

	Price Range of Common Stock
	High	Low
Year Ended December 31, 2001:
1st Quarter	$48.250	$17.125
2nd Quarter	35.470	18.375
3rd Quarter	23.910	11.010
4th Quarter	19.470	13.130
Year Ended December 31, 2002:
1st Quarter	$18.220	$9.950
2nd Quarter	10.520	5.860
3rd Quarter	8.390	4.130
4th Quarter	9.130	4.920

        As of February 28, 2003, there were approximately 362 holders of record of our Common Stock. We have not paid any cash dividends since our inception and do not intend to pay any cash dividends in the foreseeable future.

Sales of Unregistered Securities

        In June 2002, July 2002 and December 2002 we issued 32,288, 35,352 and 72,419, respectively shares of our Common Stock, to AFAC Equity L.P. ("AFAC"), an affiliated partnership of McKinsey & Company, Inc. United States in connection with certain consulting services provided to us by McKinsey from April through October 2002. In addition to the issuance of our Common Stock and in consideration for professional fees and expenses rendered in connection with the consulting services provided, we paid McKinsey an aggregate total of $1.5 million in cash. Under the terms of the consulting arrangement, McKinsey and its affiliates have certain registration rights whereby we may be required to register the Common Stock acquired in the event that we file a registration statement with the SEC in connection with an underwritten public offering of our Common Stock. We issued these shares in a private placement exempt from registration under Section 4(2) of the 1933 Act pursuant to Regulation D promulgated under the 1933 Act. AFAC made certain representation and warranties regarding its intent to acquire the common stock for investment only and not with a view to distribution, and also represented that it was an "accredited investor" as that term is defined under Rule 501 of Regulation D. Appropriate legends are affixed to the certificates representing the shares of Common Stock acquired.

        On January 25, 2002, we filed a Schedule TO with the SEC announcing our offer to certain Nektar employees (officers and directors were excluded) to exchange certain options to purchase shares of our Common Stock granted prior to July 24, 2001 with exercise prices greater than or equal to $25.00 per share currently outstanding under our 2000 Non-Officer Equity Incentive Plan, as amended (the "Eligible Options"), for replacement options (the "Replacement Options") to purchase shares of our Common Stock to be granted under the 2000 Non-Officer Plan Equity Incentive Plan (the "2000 Non-Officer Plan"). We conducted the exchange with respect to the Eligible Options on a one-for-two (1:2) basis. If an employee accepted this offer with respect to any Eligible Option, such employee also was obligated to exchange all options to acquire our Common Stock granted to such employee on or after July 24, 2001 (the "Mandatory Exchange Options"). We conducted the exchange with respect to Mandatory Exchange

Options on a one-for-one (1:1) basis. On March 18, 2002, we filed an Amendment No. 2 to Schedule TO announcing that 90 employees participated in the exchange offer, exchanging 1,217,500 Eligible Options and 78,170 Mandatory Exchange Options to purchase shares of our Common Stock. We issued Replacement Options to purchase 686,920 shares of Common Stock on August 26, 2002 at an exercise price equal to the closing price of the Company's Common Stock as reported on the NASDAQ National Market on the last market trading day prior to the date of grant ($7.31).

        In January 2002, we announced a strategic alliance with Enzon Pharmaceuticals, Inc. that included an agreement making Nektar solely responsible for licensing Enzon's PEGylation patents, an option for Enzon to license Nektar's PEGylation patents, an agreement to explore the development of non-invasive delivery of single-chain antibody and other products via the pulmonary route and settlement of a patent infringement litigation originally filed by Enzon against Nektar AL. As part of this alliance, we also entered into a preferred stock purchase agreement with Enzon in which Enzon purchased 40,000 shares of our Series B Convertible Preferred Stock (the "Preferred Stock") at a purchase price of $1,000 per share for an aggregate purchase price of $40.0 million. The Preferred Stock is convertible, in whole or in part, into that number of shares of Common Stock (the "Conversion Shares") equal to the quotient of $1,000 per share divided by the conversion Price. The "Conversion Price" is initially equal to $22.79 per share or 125% of the average of our closing bid prices as listed on the NASDAQ National Market for the 20 trading days preceding the date of the closing of the transaction (the "Closing Price"). The Preferred Stock is convertible at the option of the holder after the first anniversary of the original issuance of the Preferred Stock (the "Original Issue Date") or, if earlier, upon a change in control. Except with respect to an automatic conversion, the Conversion Price is equal to 125% of the Closing Price until the third anniversary of the Original Issue Date. Upon the third anniversary of the Original Issue Date, the Conversion Price shall be adjusted to be equal to either the following: (i) the Closing Price, in the event that the average of the closing bid prices of our Common Stock as quoted on the NASDAQ national Market for the twenty (20) trading days preceding the third anniversary of the original issuance (the "Future Price") is less than or equal to the Closing Price; (ii) the Future Price (as defined above) if the Future Price is greater than the Closing Price but less than 125% of the Closing Price; or (iii) 125% of the Closing Price if the Future Price is equal to or greater than 125% of the Closing Price. To the extent not previously converted, the Preferred Stock will automatically convert into our Common Stock, based on the then effective Conversion Price, upon the earliest of (i) the fourth anniversary of the Original Issue Date; (ii) immediately prior to a change in control; or (iii) with the consent of the holders of a majority of the then outstanding Series B Preferred Stock immediately prior to our liquidation, dissolution or winding up. In the event of an automatic conversion pursuant to a change in control, the adjustment mechanism described above will be applied immediately prior to the automatic conversion. We issued these shares in a private placement exempt from registration under Section 4(2) of the 1933 Act pursuant to Regulation D promulgated under the 1933 Act. Under the terms of the agreement, we have agreed to use reasonable commercial efforts to prepare and file a registration statement on Form S-3 (or Form S-1 in the event that Form S-3 registration is not available), at any time prior to the earlier of 60 days prior to the first anniversary of the closing of the transaction, or upon the conversion of the Preferred Stock into our Common Stock.

Item 6. Selected Consolidated Financial Data

SELECTED CONSOLIDATED FINANCIAL INFORMATION
(In thousands, except per share information)

        The selected consolidated financial data set forth below should be read together with the consolidated financial statements and related notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the other information contained in this Form 10-K.

	Years Ended December 31,
	2002	2001	2000	1999	1998
Statement of Operations Data:
Revenue:
Contract research revenue	$76,380	$68,899	$51,629	$41,358	$21,795
Product sales	18,465	8,569	—	—	—

Total revenue	94,845	77,468	51,629	41,358	21,795
Operating costs and expenses:
Cost of goods sold	7,020	4,169	—	—	—
Research and development	157,383	139,651	100,779	64,035	35,398
General and administrative	26,016	18,861	13,932	7,869	8,387
Purchased-in-process research and development	—	146,260	2,292	9,890	—
Amortization of other intangible assets	4,507	3,012	453	—	—
Amortization of goodwill	—	22,478	312	48	—

Total operating costs and expenses	194,926	334,431	117,768	81,842	43,785
Loss from operations	(100,081)	(256,963)	(66,139)	(40,484)	(21,990)
Debt conversion premium, net	—	—	(40,687)	—	—
Interest and other income (expense), net	(7,387)	6,955	9,423	2,036	3,634

Net loss	$(107,468)	$(250,008)	$(97,403)	$(38,448)	$(18,356)

Basic and diluted net loss per share	$(1.94)	$(4.71)	$(2.32)	$(1.13)	$(0.58)
Shares used in computation of basic and diluted net loss per share(1)	55,282	53,136	41,998	34,016	31,438
	Years Ended December 31,
	2002	2001	2000	1999	1998
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$293,969	$344,356	$484,841	$138,185	$82,862
Working capital	247,324	301,642	462,840	122,239	71,784
Total assets	606,638	667,241	629,540	226,806	134,496
Long-term debt (excluding current portion)	35,021	37,130	20,118	4,895	4,940
Convertible subordinated notes and debentures	299,149	299,149	299,149	108,450	—
Accumulated deficit	(549,345)	(441,877)	(191,869)	(94,466)	(56,018)
Total stockholders' equity	206,770	270,313	277,833	86,629	115,881

(1)
Basic and diluted net loss per share is based upon the weighted average number of common shares outstanding. The shares shown above retroactively reflect a two-for-one split, effective August 22, 2000.

Quarterly Financial Data (unaudited)

        The following table sets forth certain unaudited quarterly financial data for the eight quarters ended December 31, 2002. In our opinion, the unaudited information set forth below has been prepared on the same basis as the audited information and includes all adjustments necessary to present fairly the information set forth herein. The operating results for any quarter are not indicative of results for any future period. All data is in thousands except per share information.

	Fiscal Year 2002				Fiscal Year 2001
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Contract research revenue	$21,301	$18,828	$18,800	$17,451	$14,097	$16,799	$17,236	$20,767
Product sales	$5,445	$3,423	$4,418	$5,179	—	—	$5,169	$3,400
Gross margin from product sales	$3,555	$1,750	$2,478	$3,662	—	—	$3,190	$1,210
Net loss	$(25,056)	$(24,817)	$(26,521)	$(31,074)	$(81,041)	$(105,794)	$(26,921)	$(36,252)
Basic and diluted net loss per share	$(0.45)	$(0.45)	$(0.48)	$(0.56)	$(1.59)	$(2.05)	$(0.49)	$(0.66)

        We have experienced fluctuations in our quarterly results. Our results have included costs associated with acquisitions of various technologies, increases in research and development expenditures, and expansion of late stage clinical and early stage commercial manufacturing facilities. We expect these fluctuations to continue in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of our critical accounting policies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section as well as in Part I of this report under the heading "Risk Factors."

Overview

        On January 15, 2003 we changed our name from Inhale Therapeutic Systems, Inc. to Nektar Therapeutics. We believe our new name better reflects our broadened capabilities and approach to drug delivery. Our new corporate identity represents the integration of our three proprietary technology platforms developed through our internal research and development efforts as well as our acquisitions of Shearwater Corporation (now referred to as Nektar AL) and Bradford Particle Design, Ltd. (now referred to as Nektar UK).

        We are working to become one of the world's leading drug delivery products based companies by providing a portfolio of technologies and expertise that will enable us and our pharmaceutical partners to improve drug performance throughout the drug development process. We have been unprofitable since inception and forecast incurring substantial operating losses over the next few years. We forecast a decrease in internally funded research spending in the next three to five years, due to the combination of the completion of scale up and commercial readiness spending, the shifting of infrastructure spending to cost of goods sold for commercial product sales, and the anticipated partnering of our proprietary projects. To date, except for sales from four products using Nektar Molecule Engineering based on our advanced PEGylation technology, we have not sold any commercial products and do not anticipate receiving significant revenue from product sales or royalties in the near future. For the period from inception through December 31, 2002, we incurred a cumulative net loss of approximately $549.3 million. The sources of our working capital have been equity offerings and convertible debt financings, financings of equipment acquisitions and tenant improvements, interest earned on investments of cash, and revenues from product sales, short-term research and feasibility agreements and development contracts. To date we have been primarily dependent upon equity and convertible debt financings to fund our working capital.

        We have generally been compensated for research and development expenses during initial feasibility work performed under collaborative arrangements for all three of our technologies: Nektar Molecule Engineering; Nektar Particle Engineering; and Nektar Delivery Solutions. In a typical collaboration, our partner will provide the drug, fund clinical and formulation development, obtain regulatory approvals and market the resulting commercial product. We will supply the drug delivery approach and drug formulation. We will receive revenues from drug formulation manufacturing and other manufacturing activities, as well as royalties from sales of most commercial products. In addition, for products using Nektar Delivery Solutions technology, we expect to receive revenues from the supply of our pulmonary inhaler for the product along with any applicable drug processing. Partners that enter into collaborative agreements generally fund research and development through expense reimbursements and /or payments as we achieve certain key development and regulatory milestones. To achieve and sustain profitable operations, we, alone or with others, must successfully develop, obtain regulatory approval for, manufacture, introduce, market and sell products using our drug delivery and other drug delivery systems. There can be no assurance that we can generate sufficient product or contract research revenue to become profitable or to sustain profitability.

Recent Developments

        In March 2003, we announced that Pharmacia Corporation's Somavert® received FDA approval for the treatment of certain patients of acromegaly. This product has already been approved in Europe. Under the terms of our agreement with Pharmacia, we will receive manufacturing revenue based on the sale of the PEG reagent.

        In March 2003, we announced we have created a new executive position to drive development and implementation of management and operations processes to achieve our growth and profitability objectives. Brigid A. Makes, our former Chief Financial Officer and Vice President of Finance and Administration, was named to this new senior management position, Vice President of Operations Management. Ajay Bansal has joined us as our new Chief Financial Officer and Vice President of Finance and Administration.

        In January 2003, we announced an agreement with The Straumann Group to license, manufacture and supply our PEG-based hydrogel technology for dental regeneration products. Under the agreement, Straumann will license and source our PEG-Based hydrogel technology material exclusively for proprietary formulation. We will receive milestone and manufacturing payments as well as royalties on commercialized products.

        In January 2003, during Pfizer's quarterly financial results conference call, Pfizer commented that it would not file an NDA for approval of Exubera in 2003. There can be no assurance that Pfizer will file for an NDA approval of Exubera and, if such filing is made, there can be no assurance that Pfizer will obtain FDA approval to market Exubera. The failure to file for or obtain regulatory approval of Exubera would significantly harm our business.

Recent Accounting Pronouncements

        In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS") No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 provides guidance related to accounting for costs associated with disposal activities covered by SFAS 144 or with exit or restructuring activities previously covered by Emerging Issues Task Force Issue No. 94-3 ("EITF 94-3"), Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 supersedes EITF 94-3 in its entirety. SFAS 146 requires that costs related to exiting an activity or to a restructuring not be recognized until the liability is incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 will be applied prospectively to exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of SFAS 146 to have a significant impact on our financial position or results of operations.

        In November 2002, the FASB issued Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees, and provides new disclosure requirements regarding indemnification provisions, including indemnification provisions typically included in a license arrangement. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and that the company must disclose that information in its financial statements. However, the provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002 (See Note 10, Commitments and Contingencies in the Notes to the Consolidated Financial Statements of Part II, Item 8, of this Form 10-K). We do not expect the implementation of FIN 45 to have a material impact on our financial condition or results of operations.

        In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure provisions of SFAS 123 and Accounting Principles Board ("APB") Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The statement does not amend SFAS 123 to require companies to account for employee stock options using the fair value method. The Statement's amendment of the transition and annual disclosure requirement of SFAS 123 are effective for the fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We do not expect the adoption of SFAS 148 to have a material effect on our financial conditions and results of operations. We have elected to continue to follow the intrinsic value method of accounting as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employee, to account for employee stock options.

        In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 requires a variable interest entity to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provision of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. In October 2000, we entered into a build-to-suit lease transaction with a real estate partnership to finance and manage construction of our San Carlos research and office facility. We have fully consolidated this entity into our consolidated financial statements since inception. Accordingly, we do not expect the adoption of FIN 46 to have a significant impact on our financial position or results of operations.

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

        We consider certain accounting policies related to revenue recognition, stock based compensation, impairment of goodwill and intangible assets, and accrued liabilities to be critical to our business operations and the understanding of our results of operations.

Revenue Recognition

        Contract revenue from collaborative research agreements is recorded when earned based on the performance requirements of the contract. Revenue from non-refundable upfront license fees and certain guaranteed payments where we continue involvement through collaborative development are deferred and recognized as revenue over the period of continuing involvement. Revenue from grants and feasibility arrangements are recognized when the cash has been received and the final product has been delivered to the customer. Our research revenue is derived primarily from clients in the pharmaceutical and biotechnology industries and consists of reimbursement of development costs, reimbursement of certain expenses, payment of clinical supplies and amortization of milestones. Payments received for milestones achieved are deferred and recorded as revenue ratably over the next period of continued development.

        Revenue from product sales is recorded when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable and collectability is reasonably assured. Allowances, if any, are established for uncollectible amounts, estimated product returns and discounts.

        Advance payments received in excess of amounts earned are classified as deferred revenue until earned.

Stock Based Compensation

        We grant stock options to our employees at an exercise price equal to the fair value of the shares at the date of grant and we account for these stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations. Under APB 25, when stock options are issued with an exercise price equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized in the income statement.

Impairment of Goodwill and Intangible Assets

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142 on Goodwill and Other Intangible Assets, assembled workforce was reclassified as goodwill and is subject to an impairment assessment. We have adopted a policy for measuring goodwill on an annual basis and between annual tests in certain circumstances. To date, no such impairment losses have been recorded. Our goodwill balance decreased from December 31, 2001 due to certain purchase price adjustments related to our acquisition of Shearwater.

        In accordance with the new accounting standard adopted on January 1, 2002, the totals for the year ended December 31, 2002 do not include amortization of goodwill and are comprised solely of amortization of other intangible assets. Had amortization of goodwill been continued beyond January 1, 2002, we would have recognized an additional $31.6 million in amortization expense during the year ended December 31, 2002. The totals for the year ended December 31, 2001 and 2000 includes $22.5 million and $0.3 million of amortization of goodwill, respectively.

Accrued Liabilities

        Certain accrued liabilities, such as accrued research and development, accrued general and administrative, accrued compensation and other accrued liabilities, reflect management's best estimates based on our specific historical experience and understanding of industry practice. The basis for accounting estimates has been consistently applied and reviewed on a quarterly as well as annual basis. We record a reserve for these matters when an adverse outcome is probable and the amount of the potential liability can be reasonably estimated.

Results of Operations

Years Ended December 31, 2002, 2001 and 2000

        Revenue was $94.8 million for the year ended December 31, 2002 compared to $77.5 million and $51.6 million for the years ended December 31, 2001 and 2000, respectively. Revenue increased 22% in 2002 compared to 2001 levels and increased 50% in 2001 compared to 2000 levels. The 22% increase in revenue for the year ended December 31, 2002, as compared to the year ended December 31, 2001 and the 50% increase in revenue for the year ended December 31, 2001 as compared to the year ended December 31, 2000, were both primarily due to increased activities under our existing collaborative agreement with Pfizer and revenues from our acquired subsidiaries in 2001. Pfizer represented 59% of our revenue for the year ended December 31, 2002, as compared to 66% for the year ended December 31, 2001. Product sales through Nektar AL accounted for 19% of revenues for the year ended December 31, 2002, as compared to 11% of revenues for the year ended December 31, 2001. Product sales for the year ended December 31, 2001 reflected only six-months of activity after the acquisition of Nektar AL was completed. Contract research revenue for the years ended December 31, 2002, 2001 and 2000 included reimbursed research and development expenses as well as the amortization of deferred up-front signing and progress payments received from our collaborative partners. Contract revenues are expected to fluctuate from year to year, and future contract revenue cannot be predicted accurately. The level of contract revenues depends in part upon future success in obtaining timely completion of feasibility studies, the continuation of existing collaborations, and achievement of milestones under current and future agreements. Product sales are dependent upon regulatory approval of new products for sale and adoption of current products in the market and cannot be accurately predicted.

        Cost of goods sold is associated with product sales and was $7.0 million for the year ended December 31, 2002 based on product sales of $18.5 million. Cost of goods sold for the year ended December 31, 2001 was $4.2 million based on product sales of $8.6 million. There were no product sales and therefore no cost of goods sold in the year ended December 31, 2000.

        Research and development expenses were $157.4 million for the year ended December 31, 2002, as compared to $139.7 million and $100.8 million for the years ended December 31, 2001 and 2000, respectively. The 13% increase for the year ended December 31, 2002 as compared to the year ended December 31, 2001 was primarily attributed to the increased spending on partner-funded programs and the operating expenses of our Nektar AL subsidiary. In addition, we made a one-time payment of $5.3 million to Alliance for the rights beyond pulmonary applications for PulmoSphere® technology and other considerations for the year ended December 31, 2002, which was expensed as research and development. The 39% increase for the year ended December 31, 2001 as compared to the year ended December 31, 2000 was primarily attributable to increased spending related to the development effort for both partner and internally funded programs, the scale-up of technologies and the continuing development of global manufacturing capabilities for both inhalation devices and drug powders in order to support Exubera clinical trials and preparation for commercial production (commercial readiness), as well as the addition of expenses related to our 2001 acquisitions. We expect research and development spending to increase over the next few years as we continue to expand our development efforts under collaborative agreements using our expanded technology portfolio and to support our commercial manufacturing operations. We forecast a decrease in internally funded research spending in the next three to five years, due to the combination of the completion of scale up and commercial readiness spending, the shifting of infrastructure spending to cost of goods sold for commercial product sales, and the anticipated partnering of our proprietary projects.

        Our research and development activities can be divided into research and preclinical programs, clinical development programs and commercial readiness. We estimate the costs associated with research and preclinical programs, clinical development programs and commercial readiness over the past three years to be the following (in thousands):

	Years ended December 31,
	2002	2001	2000
Research and preclinical programs	$40,042	$35,376	$22,516
Clinical development programs	87,889	79,184	62,527
Commercial readiness	29,452	25,091	15,736

	$157,383	$139,651	$100,779

        General and administrative expenses were $26.0 million for the year ended December 31, 2002 as compared to $18.9 million and $13.9 million for the years ended December 31, 2001 and 2000, respectively. The 38% increase in general and administrative expenses for the year ended December 31, 2002 as compared to the year ended December 31, 2001 was primarily due to incremental support associated with our manufacturing and development efforts, including administrative staffing, business development and marketing. The 35% increase in general and administrative expenses for the year ended December 31, 2001 as compared to December 31, 2000 was primarily due to increased support associated with our manufacturing and development efforts, including administrative staffing, business development and marketing, as well as additional expenses related to our 2001 acquisitions included in our operations.

        In December 2002, we recorded a charge of $2.6 million related to a workforce reduction of 73 employees, which represents about 10% of our base employees. The reduction affected all business functions and job classes mainly at our San Carlos facility. The $2.6 million charge included $1.7 million in severance compensation, $0.5 million in health benefits and $0.3 million in out placement services. Approximately $0.1 million was non-cash related to stock compensation. Approximately $2.1 million of this amount is included in research and development costs and $0.5 million is included in general and administrative costs. During December 2002, $0.9 million was paid out associated with severance and other employee benefits. At December 31, 2002, we had a remaining accrual of $1.6 million of which $1.4 million was paid out in the first quarter of 2003. The remaining $0.2 million is expected to be paid out during the second quarter of 2003. We forecast that this workforce reduction will reduce 2003 operating expenses by approximately $8.0 million.

        Purchased in process research and development ("IPR&D") represents the portion of the purchase price of an acquisition related to research and development activities which: (i) have not demonstrated their technological feasibility, and (ii) have no alternative future uses. For the year ended December 31, 2002, we did not incur any IPR&D charges. For the year ended December 31, 2001, we incurred charges of $146.3 million related to our acquisitions of Bradford Particle Design and Shearwater Corporation. For the year ended December 31, 2000, we incurred charges of $2.3 million for an acquisition of an in-process technology.

        In June 2001, we completed our acquisition of Shearwater in exchange for approximately 4.0 million shares or options to acquire shares of our Common Stock and cash of $72.5 million. Of the total purchase consideration of $192.2 million, $108.6 million was allocated to the assets acquired based on their fair value on the date of acquisition, including $94.6 million in goodwill and other intangible assets. Approximately $83.6 million of the purchase price was allocated to IPR&D, which was determined to have no alternative future use and was charged as an expense during the year ended December 31, 2001.

        In January 2001, we acquired all of the outstanding share capital of Bradford Particle Design in exchange for approximately 3.75 million in newly issued shares of our Common Stock and approximately $20.4 million in cash. Of the total purchase consideration of $152.1 million, $89.4 million was allocated to the assets acquired based on their fair value on the date of acquisition, including $80.1 million in goodwill and other intangible assets. Approximately $62.7 million of the purchase price was allocated to IPR&D, which was determined to have no alternative future use and was charged as an expense in the year-end ended December 31, 2001.

        In 2000, we recorded a $2.3 million charge for acquired IPR&D costs. The acquisition was recorded as a purchase and $2.3 million of the purchase price was allocated to IPR&D and charged as an expense in the year ended December 31, 2000. As of the date of the acquisition, the in-process technology had no alternative future use and did not qualify for capitalization.

        Amortization of other intangible assets expenses were $4.5 million for the year ended December 31, 2002 as compared to $3.0 million and $0.5 million for the years ended December 31, 2001 and 2000. This expense item increased $1.5 million from the year ended December 31, 2001 to December 31, 2002 and the $2.5 million increase from the year ended December 31, 2000 to the year ended December 31, 2001 was due to the acquisition activity in 2001.

        There was no amortization of goodwill expenses for the year ended December 31, 2002 as compared to $22.5 million and $0.3 million for the years ended December 31, 2001 and 2000, respectively. The decrease between the year ended December 31, 2002 and the year ended December 31, 2001 was associated with the adoption of SFAS 141, Business Combinations, and SFAS 142 Goodwill and Other intangible Assets, accounting standards on January 1, 2002 with respect to business combinations. No impairment charges have been recorded for the year ended December 31, 2002. In accordance with SFAS 141 and 142, we discontinued the amortization of goodwill and our assembled workforce intangible asset, which resulted in a decrease in reported net loss by approximately $31.6 million in 2002, as compared to the accounting prior to the adoption of SFAS 141 and 142. (See note 5, Goodwill and other Intangible Assets in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K). The $22.2 million increase in amortization expense for the year ended December 31, 2001 as compared to the year ended December 31, 2000 was due to our 2001 acquisition activities.

        There was no debt conversion premium, net, recorded for the years ended December 31, 2002 and 2001. For the year ended December 31, 2000, $40.7 million in expense was recorded associated with the conversion of our October 2006 convertible subordinated debentures and February 2007 convertible subordinated notes into Common Stock.

        Other income/expense, net, was $1.0 million expense for the year ended December 31, 2002, as compared to $4.2 million expense and $1.0 million income for the years ended December 31, 2001 and 2000, respectively. Our equity investment in Alliance was determined to be impaired and a loss of $0.8 million and $3.9 million was recorded in the years ended December 31, 2002 and 2001, respectively. For the year ended December 31, 2000, we recorded a gain of $0.8 million associated with the sale of our Alliance shares.

        Interest income was $10.2 million for the year ended December 31, 2002 as compared to $24.6 million and $20.6 million for the years ended December 31, 2001 and 2000. The $14.4 million decrease in interest income for the year ended December 31, 2002 as compared to December 31, 2001 was due to our lower cash and investment balances and lower interest rates. The $4.0 million increase in interest income for the year ended December 31, 2001 as compared to December 31, 2000 was due to our maintaining larger cash and investment balances, including the proceeds of our issuance of several offerings of convertible subordinated notes and debentures and higher interest rates.

        Interest expense was $16.6 million for the year ended December 31, 2002 as compared to $13.4 million and $12.1 million for the years ended December 31, 2001 and 2000. The $3.2 million increase in interest expense for the year ended December 31, 2002 as compared to December 31, 2001 relates to the interest expense on our capital lease obligation associated with our build-to-suit lease for additional space leased at the end of 2001. The $1.3 million increase in interest expense for the year ended December 31, 2001 as compared to December 31, 2000 relates to the full year's interest expense for the 3.5% convertible subordinated notes issued in October 2000 and the full year's interest expense associated with our build-to-suit lease in 2001.

        At December 31, 2002, we had federal and state net operating loss carryforwards of approximately $339.0 million. These carryforwards will expire beginning in the year 2004 through 2022, if not utilized. Utilization of net operating loss carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided for by the Internal Revenue Code of 1986, as amended. The annual limitations may result in the expiration of net operating loss carryforwards before utilization.

Liquidity and Capital Resources

        We have financed our operations primarily through public and private placements of our debt and equity securities, revenue from development contracts, product sales and short-term research and feasibility agreements, financing of equipment acquisitions and tenant improvements, and interest income earned on our investments of cash. We do not utilize off-balance sheet financing arrangements as a source of liquidity or financing. At December 31, 2002 we had cash, cash equivalents and short-term investments of approximately $294.0 million.

	Year Ended December 31,
	2002	2001	2000
	(in millions, except current ratio)
Cash, cash equivalents and short-term investments	$294.0	$344.4	$484.8
Current ratio	4.9:1	6.1:1	16.3:1
Cash provided by/(used in)
Operating activities	$(75.0)	$(50.8)	$(35.7)
Investing activities	$40.3	$(77.0)	$(299.7)
Financing activities	$38.7	$22.6	$438.1
Capital expenditures (included in investing activities above)	$(16.3)	$(34.3)	$(53.9)

        Our operations used cash of $75.0 million for the year ended December 31, 2002 as compared to $50.8 million and $35.7 million for the years ended December 31, 2001 and 2000, respectively. The net operating loss for the year ended December 31, 2002 as compared to the corresponding periods for the years ended December 31, 2001 and 2000 differed from cash used in operations due to several factors. For the year ended December 31, 2002, the $75.0 million of cash used in operations primarily reflects the net loss of $107.5 million, partially offset by depreciation and other changes in our balance sheet. During 2002, there were no charges for IPR&D, amortization of goodwill or net debt conversion premiums. For the year ended December 31, 2001, the $50.8 million of cash used in operations primarily reflects our net loss of $250.0 million, partially offset by $146.3 million of IPR&D associated with our acquisitions, $22.5 million in amortization of goodwill expenses, depreciation and changes in the balance sheet. For the year ended December 31, 2000, the $35.7 million cash usage primarily reflected the net loss of $97.4 million, partially offset by the $40.7 million in net debt conversion premiums, IPR&D of $2.3 million associated with an acquisition of technology, depreciation and changes in the balance sheet.

        Cash flows provided by investing activities were $40.3 million for the year ended December 31, 2002 as compared to $77.0 million and $299.7 million cash used for the years ended December 31, 2001 and 2000, respectively. Cash flows for the year ended December 31, 2002 were generated primarily by the sale and maturity of investment securities. These cash proceeds were either reinvested or used in operations. Cash used for investing activities in 2001 was primarily related to our acquisition activity. In connection with our 2001 acquisition of Bradford, we paid net cash of $14.8 million, which represented cash paid to their shareholders of $20.4 million, net of Bradford's cash balance of $5.6 million. The remainder of this acquisition was non-cash in nature. In connection with our 2001 acquisition of Shearwater, we paid net cash of $67.2 million, which represents cash paid to their shareholders of $72.5 million, net of Shearwater's cash obtained at June 30, 2001 of $5.3 million. We purchased property and equipment of approximately $16.3 million, $34.3 million and $53.9 million during the years ended December 31, 2002, 2001 and 2000 respectively. The decrease in purchased property and equipment in 2002 as compared to 2001 and 2000, primarily reflects the completion of the second phase of construction of a new San Carlos laboratory and office facility offset by continued investment in our commercial manufacturing facilities, including device manufacturing at third party contract manufacturers and expansion of our San Carlos power processing facility.

        Cash flows provided by financing activities were $38.7 million for the year ended December 31, 2002, compared to $22.6 million and $438.1 million of the years ended December 31, 2001 and 2000, respectively. The increase in cash flows provided by financing activities in the year ended December 31, 2002 as compared to December 31, 2001 was primarily related to our strategic alliance with Enzon which included a $40.0 million investment in our preferred stock offset by a decrease in capital lease financing related to our San Carlos lab facility that was substantially completed in 2000. The decrease in cash flow provided by financing activities in the year ended December 31, 2001 as compared to the year ended December 31, 2000 was primarily due to the net proceeds received in 2000 from the sale of convertible subordinated notes that was completed in 2000.

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

        In February 2000 and October 2000, we received approximately $222.4 million and $222.8 million, respectively, in net proceeds from the sale of convertible subordinated notes. This includes net payments of approximately $15.2 million and $25.5 million in connection with agreements that provided for the conversion of approximately $100.7 million and $168.6 million of our October 2006 and February 2007 debentures respectively, into Common Stock.

        The following is a summary of our contractual obligations as of December 31, 2002 (in thousands):

	Payment Due By Period
	Total	Less than 1 year	1-2 years	3-4 years	After 4 years
Tenant improvement loan	$4,577	$291	$582	$3,704	$—
Build-to-suit lease	88,055	5,628	11,596	12,065	58,766
Interest payable	57,693	11,643	23,287	22,763	—
Operating leases	26,542	2,815	5,477	5,683	12,567
Principal amount of convertible subordinated notes and debentures	299,149	—	—	299,149	—
Other obligations	1,493	1,069	424	—	—

	$477,509	$21,446	$41,366	$343,364	$71,333

        In August 2000, we entered into a supply agreement with two contract manufacturers to provide for the manufacturing of our inhalation device. Under the terms of the agreements we may be obligated to reimburse both parties for the actual unamortized and unrecovered portion of any equipment procured or facilities established and the interest accrued for their capital overlay in the event that inhaleable insulin does not gain FDA approval to the extent that the contract manufacturers cannot re-deploy the assets. At the present time, it is not possible to estimate the loss that will occur should inhaleable insulin not be approved.

        We forecast that research and development expenses will continue at current levels or higher through at least the next couple of years. Research and development expenses are associated with three general categories: (i) collaborative agreements under which spending is reimbursed by our partners; (ii) spending attributed to internally funded programs, and (iii) commercial readiness and infrastructure costs associated with commercial operations for our drug and third-party device manufacturing. We forecast a decrease in internally funded research spending in the next three to five years, due to the combination of the completion of scale up and commercial readiness spending, the shifting of infrastructure spending to cost of goods sold for commercial product sales, and the anticipated partnering of our proprietary projects. We expect our cash requirements to continue at a comparable rate due to expected activities in these areas. Research and development costs will be dependent upon the number of collaborative agreements we are engaged in, the number of Nektar funded projects and the timing of our transition to commercial manufacturing of our San Carlos, Alabama and UK locations.

        Given our current cash requirements, we forecast that we will have sufficient cash to meet our net operating expense requirements for at least the next two years. We plan to continue to invest in our growth and the need for cash will be dependent upon the timing of these investments. Our capital needs will depend on many factors, including continued scientific progress in our research and development arrangements, progress with preclinical and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs of developing and the rate of scaling up each manufacturing operation of our technologies, the timing and cost of our late stage clinical and early commercial production facility, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, the need to acquire licenses to new technologies and the status of competitive products. Of our convertible subordinated notes and debentures, $7.8 million and $291.4 million will mature in 2006 and 2007, respectively. We may not be able to satisfy these obligations through cash flow generated by our operations. To satisfy our long-term needs, we intend to seek additional funding, as necessary, from corporate partners and from the sale of securities. Because we are an early stage biotechnology company, we do not qualify to issue investment grade debt or have access to certain credit facilities. As a result, any financing we undertake will likely involve the issuance of equity, convertible debt instruments or high-yield debt to fund our working capital. To date we have been primarily dependent upon equity and convertible debt financings for capital and have incurred substantial debt as a result of our issuances of subordinated notes and debentures that are convertible into our Common Stock. Our substantial debt, the market price of our securities and the general economic climate, among other factors, could have material consequences for our financial position and could affect our sources of short-term and long-term funding. There can be no assurance that additional funds, if and when required, will be available to us on favorable terms, if at all.

Approval of Non-Audit Services

        During the year ended December 31, 2002, the Audit Committee of the Board of Directors approved recurring engagements to provide non-audit tax services with Ernst & Young LLP, our independent accountants.

Item 7A. Quantitative and Qualitative Disclosures of Market Risk

        The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in short term securities and maintain an average maturity of one year or less. A hypothetical 50 basis point increase in interest rates would result in an approximate $0.7 million decrease (less than 0.255%) in the fair value of our available-for-sale securities at December 31, 2002.

        The potential change noted above is based on sensitivity analyses performed on our financial position at December 31, 2002. Actual results may differ materially. The same hypothetical 50 basis point increase in interest rates would have resulted in an approximate $1.0 million decrease (less than 0.301%) in the fair value of our available-for-sale securities at December 31, 2001.

        Increases in the interest rates could adversely affect the fair market value of our convertible subordinated notes and debentures, which pay a fixed rate of interest. As of December 31, 2002, we had approximately $299.1 million in outstanding convertible subordinated notes and debentures with a fair value of $168.4 million.

Item 8. Consolidated Financial Statements and Supplementary Data

NEKTAR THERAPEUTICS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Nektar Therapeutics

        We have audited the accompanying consolidated balance sheets of Nektar Therapeutics (formerly Inhale Therapeutic Systems, Inc.) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nektar Therapeutics at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

        As discussed in the notes to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets.

ERNST & YOUNG LLP

Palo Alto, California
January 17, 2003

NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share information)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$34,879	$30,814
Short-term investments	259,090	313,542
Accounts receivable	4,370	4,487
Other current assets	12,650	11,998

Total current assets	310,989	360,841
Property and equipment, net	143,452	142,352
Marketable equity securities	—	721
Goodwill	130,120	133,856
Other intangible assets, net	15,470	19,977
Deposits and other assets	6,607	9,494

Total assets	$606,638	$667,241

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,655	$7,685
Accrued research and development	10,359	10,776
Accrued general and administrative	5,758	7,075
Accrued compensation	11,617	5,977
Accrued acquisition costs	—	2,046
Other accrued liabilities	466	3,172
Interest payable	3,762	4,588
Capital lease obligation—current	1,008	807
Deferred revenue	22,040	17,073

Total current liabilities	63,665	59,199
Capital lease obligation—noncurrent	31,862	31,909
Accrued rent	2,033	1,921
Convertible subordinated notes and debentures	299,149	299,149
Other long-term liabilities	3,159	4,750
Commitments and contingencies	—	—
Stockholders' equity:
Preferred Stock, 10,000 shares authorized
Series A, $0.0001 par value: 3,100 shares designated; no shares issued or outstanding at December 31, 2002 and December 31, 2001	—	—
Convertible Series B, $0.0001 par value: 40 shares designated; 40 shares issued and outstanding at December 31, 2002. No shares issued or outstanding at December 31, 2001. Liquidation preference of $40,000 at December 31, 2002 and $0 at December 31, 2001	40,000	—
Common stock, $0.0001 par value; 300,000 authorized; 55,553 shares and 55,094 shares issued and outstanding at December 31, 2002 and December 31, 2001, respectively	6	5
Capital in excess of par value	714,680	712,039
Deferred compensation	(239)	(923)
Accumulated other comprehensive income	1,668	1,069
Accumulated deficit	(549,345)	(441,877)

Total stockholders' equity	206,770	270,313

Total liabilities and stockholders' equity	$606,638	$667,241

See accompanying notes.

NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)

	Years Ended December 31,
	2002	2001	2000
Revenue:
Contract research revenue	$76,380	$68,899	$51,629
Product sales	18,465	8,569	—

Total revenue	94,845	77,468	51,629
Operating costs and expenses:
Cost of goods sold	7,020	4,169	—
Research and development	157,383	139,651	100,779
General and administrative	26,016	18,861	13,932
Purchased in-process research and development	—	146,260	2,292
Amortization of other intangible assets	4,507	3,012	453
Amortization of goodwill	—	22,478	312

Total operating costs and expenses	194,926	334,431	117,768

Loss from operations	(100,081)	(256,963)	(66,139)
Debt conversion premium, net	—	—	(40,687)
Other income/(expense), net	(996)	(4,195)	995
Interest income	10,222	24,581	20,566
Interest expense	(16,613)	(13,431)	(12,138)

Net loss	$(107,468)	$(250,008)	$(97,403)

Basic and diluted net loss per share	$(1.94)	$(4.71)	$(2.32)

Shares used in computing basic and diluted net loss per share	55,282	53,136	41,998

See accompanying notes.

NEKTAR THERAPEUTICS
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands)

	Preferred Shares		Common Shares
							Accumulated Other Comprehensive Income/(Loss)
	Shares	Amount Paid In	Shares	Par Value	Capital In Excess of Par Value	Deferred Compensation		Accumulated Deficit	Total Stockholders' Equity
Balance at January 1, 2000	—	$—	34,452	$3	$181,153	$(1,530)	$1,469	$(94,466)	$86,629
Common stock issued upon exercise of stock options	—	—	2,177	2	17,320	—	—	—	17,322
Common stock granted to employees	—	—	57	—	1,900	—	—	—	1,900
Compensation in connection with stock options granted to consultants	—	—	—	—	3,196	—	—	—	3,196
Conversion of convertible subordinated debt into common shares, net of of related issuance costs	—	—	10,688	—	260,862	—	—	—	260,862
Deferred compensation	—	—	—	—	1,162	(1,162)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	865	—	—	865
Other comprehensive income/(loss)	—	—	—	—	—	—	4,512	—	4,512
Net loss	—	—	—	—	—	—	—	(97,403)	(97,403)

Comprehensive loss									(92,891)

Balance at December 31, 2000	—	—	47,374	5	465,593	(1,827)	5,981	(191,869)	277,883
Common stock issued upon exercise of stock options	—	—	855	—	6,048	—	—	—	6,048
Compensation in connection with stock options granted to consultants	—	—	—	—	605	—	—	—	605
Shares issued associated with acquisition of Bradford Particle Design, Ltd.	—	—	3,752	—	125,576	—	—	—	125,576
Shares issued associated with acquisition of Shearwater Corporation	—	—	3,113	—	114,240	—	—	—	114,240
Reversal of deferred compensation due to terminations	—	—	—	—	(23)	23	—	—	—
Amortization of deferred compensation	—	—	—	—	—	881	—	—	881
Other comprehensive income/(loss)	—	—	—	—	—	—	(4,912)	—	(4,912)
Net loss	—	—	—	—	—	—	—	(250,008)	(250,008)

Comprehensive loss									(254,920)

Balance at December 31, 2001	—	—	55,094	5	712,039	(923)	1,069	(441,877)	270,313
Common stock issued upon exercise of stock options	—	—	198	1	440	—	—	—	441
Preferred stock purchased by Enzon, Inc.	40	40,000	—	—	—	—	—	—	40,000
Compensation in connection with stock options granted to consultants	—	—	—	—	306	—	—	—	306
Compensation in connection with employee severence due to modification of stock options	—	—	—	—	95	—	—	—	95
Shares issued for retirement plans	—	—	121	—	960	—	—	—	960
Shares issued for services rendered	—	—	140	—	975	—	—	—	975
Reversal of deferred compensation due to terminations	—	—	—	—	(135)	135	—	—	—
Amortization of deferred compensation	—	—	—	—	—	549	—	—	549
Other comprehensive income/(loss)	—	—	—	—	—	—	599	—	599
Net loss	—	—	—	—	—	—	—	(107,468)	(107,468)

Comprehensive loss									(106,869)

Balance at December 31, 2002	40	$40,000	55,553	$6	$714,680	$(239)	$1,668	$(549,345)	$206,770

See accompanying notes.

NEKTAR THERAPEUTICS
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase/(Decrease) in Cash and Cash Equivalents
(in thousands)

	Years ended December 31,
	2002	2001	2000
Cash flows used in operating activities:
Net loss	$(107,468)	$(250,008)	$(97,403)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,645	12,648	7,240
Amortization of other intangible assets	4,507	3,012	453
Amortization of goodwill	—	22,478	312
Amortization of debt issuance costs	1,268	1,366	1,254
Amortization of deferred compensation	549	881	865
Non cash compensation for employee retirement plans	960	—	—
Stock-based compensation for employee severence	95	—	—
Stock-based compensation for services rendered	1,281	604	5,096
Debt conversion premiums, net	—	—	40,687
Purchased in-process research and development	—	146,260	2,292
Gain on sale of assets	—	—	(159)
Loss on impairment of marketable equity securities	721	3,948	—
Changes in assets and liabilities:
(Increase)/decrease in accounts receivable, other current assets, and other assets	1,725	(4,238)	(964)
Increase in accounts payable and other accrued liablities	2,768	2,261	4,483
Increase in deferred revenue	5,974	10,014	102

Net cash used in operating activities	(74,975)	(50,774)	(35,742)

Cash flows from investing activities:
Purchases of short-term investments	(280,650)	(491,725)	(462,278)
Sales of short-term investments	117,804	157,514	13,643
Maturities of short-term investments	216,007	373,546	206,261
Acquisition of Shearwater, net of cash acquired and purchase price adjustments	3,443	(67,246)	—
Acquisition of Bradford, net of cash acquired	—	(14,805)	—
Acquisition of technology	—	—	(2,292)
Disposal of property and equipment	39	—	—
Purchases of property and equipment	(16,327)	(34,321)	(53,850)
Other investing activity	—		(1,232)

Net cash provided by/(used in) investing activities	40,316	(77,037)	(299,748)

Cash flows from financing activities:
Proceeds from loan and capital lease financing	1,146	17,653	16,246
Payments of loan and capital lease obligations	(2,863)	(1,089)	(50)
Payment of debt conversion incentives	—	—	(40,687)
Issuance of convertible subordinated debentures and notes, net	—	—	445,241
Issuance of preferred stock	40,000	—	—
Issuance of common stock, net of issuance costs	441	6,049	17,322

Net cash provided by financing activities	38,724	22,613	438,072

Net increase/(decrease) in cash and cash equivalents	4,065	(105,198)	102,582
Cash and cash equivalents at beginning of period	30,814	136,012	33,430

Cash and cash equivalents at end of period	$34,879	$30,814	$136,012

See accompanying notes.

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

Note 1—Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

        On January 15, 2003 we changed our name from Inhale Therapeutic Systems, Inc. to Nektar Therapeutics. We believe our new name better reflects our broadened capabilities and approach to drug delivery. Our new corporate identity represents the integration of our three proprietary technology platforms developed through our internal research and development efforts as well as our acquisitions of Shearwater Corporation (now referred to as Nektar AL) and Bradford Particle Design, Ltd. (now referred to as Nektar UK).

        We are working to become one of the world's leading drug delivery products based companies by providing a portfolio of technologies and expertise that will enable us and our pharmaceutical partners to improve drug performance throughout the drug development process. We are focused on three main technologies: Nektar Molecule Engineering, Nektar Particle Engineering and Nektar Delivery Solutions.

Use of Estimates

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

Reclassification

        Certain prior year amounts have been reclassified to conform to the 2002 presentation.

Principles of Consolidation

        Our consolidated financial statements include the financial statements of our subsidiaries: Nektar Therapeutics AL, Corporation ("Nektar AL"), formerly Shearwater Corporation ("Shearwater"); Nektar Therapeutics UK, Ltd. ("Nektar UK"), formerly Bradford Particle Design Ltd. ("Bradford"); Inhale Therapeutic Systems Deutschland Gmbh ("Inhale Germany"); and Inhale Therapeutic Systems, U.K. Limited ("Inhale UK"), as well as the financial statements of a real estate partnership lessor.

        Our consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary's financial results into U.S. dollars for purposes of reporting our consolidated financial results. The process by which each foreign subsidiary's financial results are translated into U.S. dollars is as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects consolidated balance sheet in accumulated other comprehensive gain/loss of the stockholders' equity section. To date such cumulative translation adjustments have not been material to our consolidated financial position.

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

        Our account receivable balance contains trade receivables from product sales and collaborative research agreements. At December 31, 2002, two partners each represented over 10% of our accounts receivable and no one partner had a balance greater than 10% of accounts receivable at December 31, 2001. We have not experienced significant credit losses from our accounts receivable or collaborative research agreements, and none are currently expected. We perform a regular review of our customer's activity and associate credit risks and do not require collateral from our customers.

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

        We are dependent on Pfizer as the source of a significant proportion of our revenue. Contract research revenue from Pfizer represented 59%, 66% and 69% of our revenue for the years ended December 31, 2002, 2001 and 2000. Since Pfizer advances the costs of research at the beginning of each quarter, they are not a component of our accounts receivable at December 31, 2002. The termination of this collaboration could have a material adverse effect on our financial position and results of operations.

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

Recent Accounting Pronouncements

        In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS") No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 provides guidance related to accounting for costs associated with disposal activities covered by SFAS 144 or with exit or restructuring activities previously covered by Emerging Issues Task Force Issue No. 94-3 ("EITF 94-3"), Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 supersedes EITF 94-3 in its entirety. SFAS 146 requires that costs related to exiting an activity or to a restructuring not be recognized until the liability is incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 will be applied prospectively to exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of SFAS 146 to have a significant impact on our financial position or results of operation.

        In November 2002, the FASB issued Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees, and provides new disclosure requirements regarding indemnification provisions, including indemnification provisions typically included in a license arrangement. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and that the company must disclose that information in its financial statements. However, the provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002 (See Note 10). We do not expect the implementation of FIN 45 to have a material impact on our financial condition or results of operations.

        In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure provisions of SFAS 123 and Accounting Principles Board ("APB") Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The statement does not amend SFAS 123 to require companies to account for employee stock options using the fair value method. The Statement's amendment of the transition and annual disclosure requirement of SFAS 123 are effective for the fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We do not expect the adoption of SFAS 148 to have a material effect on our financial conditions and results of operations. We have elected to continue to follow the intrinsic value method of accounting as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employee, to account for employee stock options.

        In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 requires a variable interest entity to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provision of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. In October 2000, we entered into a build-to-suit lease transaction with a real estate partnership to finance and manage construction of our San Carlos research and office facility. We have fully consolidated this entity in the consolidated financial statements of Nektar Therapeutics since inception. Accordingly, we do not expect the adoption of FIN 46 to have a significant impact on our financial condition or results of operations.

Cash, Cash Equivalents and Investments

        We consider all highly liquid investments with a maturity at date of purchase of three months or less to be cash equivalents. Cash and cash equivalents include demand deposits held in banks, interest bearing money market funds and repurchase agreements. All other investments are classified as short-term investments. Short-term investments consist of federal and municipal government securities, corporate bonds and commercial paper with A1 or P1 short-term ratings and A+ or better long-term ratings with remaining maturities at date of purchase of greater than 90 days and less than two years.

        At December 31, 2002, all investments are designated as available-for-sale and are carried at fair value, with unrealized gains and losses reported in stockholders' equity as accumulated other comprehensive income/(loss). The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities, if any, are included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

Inventories

        Inventories are included in other current assets on the balance sheet and consist primarily of raw materials, work-in-process and finished goods of our Nektar AL location. Inventories are stated at the lower of cost (first-in, first-out method) or market, and consists of the following (in thousands):

	December 31,
	2002	2001
Raw material	$2,825	$1,805
Work-in-process	228	513
Finished goods	3,256	883

	$6,309	$3,201

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

Goodwill

        On January 1, 2002, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we stopped the periodic amortization of goodwill and adopted a new policy for measuring goodwill for impairment. No impairment of goodwill was recognized in connection with the adoption of this new policy. We currently operate as a single reporting unit and all of our goodwill is associated with the entire company. Under our new policy, goodwill is tested for impairment at least annually, or on an interim basis if an event occurs or circumstances change that would more-likely-than-not reduce the fair value below our carrying value. Goodwill is tested for impairment using a two-step approach. The first step is to compare our fair value to our carrying amount, including goodwill. If the fair value is greater than the carrying amount, goodwill is not considered impaired and the second step is not required. If the fair value is less than the carrying amount, the second step of the impairment test measures the amount of the impairment loss, if any. The second step of the impairment test is to compare the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. The implied fair value of goodwill is calculated in the same manner that goodwill is calculated in a business combination, whereby the fair value is allocated to all of the assets and liabilities (including any unrecognized intangible assets) as if they had been acquired in a business combination and the fair value was the purchase price. The excess "purchase price" over the amounts assigned to assets and liabilities would be the implied fair value of goodwill.

        In conjunction with the implementation of SFAS 142 we performed an impairment test of goodwill as of January 1, 2002, which did not result in an impairment charge upon adoption. We performed the annual test as of October 1, 2002, which did not result in an impairment charge. We will perform this annual test on October 1 of future years or more frequently if indicators of potential impairment exist.

        Assembled workforce is comprised of all skilled employees and includes the estimated cost to replace existing employees, including recruiting and training costs and loss of productivity costs. Through December 31, 2001, we amortized assembled workforce on a straight-line basis over three years. Effective January 1, 2002, consistent with the new business combination accounting rules, assembled workforce was reclassified to goodwill and is subject to the same impairment assessment annually.

        A reconciliation of previously reported net loss and net loss per share to the amounts adjusted for the exclusion of goodwill amortization as if we had adopted SFAS 142 on January 1, 2000, is as follows (in thousands, except per share information):

	For the Years Ended December 31,
	2002	2001	2000
Reported net loss	$(107,468)	$(250,008)	$(97,403)
Add back: goodwill amortization	—	21,886	312
Add back: assembled workforce amortization	—	592	—

Adjusted net loss	$(107,468)	$(227,528)	$(97,091)

Basic and diluted net loss per share
Reported net loss	$(1.94)	$(4.71)	$(2.32)
Add back: goodwill amortization	—	0.41	0.01
Add back: assembled workforce amortization	—	0.01	—

Adjusted net loss	$(1.94)	$(4.29)	$(2.31)

Other Intangible Assets

        Acquired technology and other intangible assets with definite useful lives are amortized on a straight-line basis over a period of five years. Intangible assets are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value. Other intangible assets include proprietary technology, intellectual property, and supplier and customer relationships acquired from third parties or in business combinations. The following intangible assets were acquired in connection with our acquisitions: core technology, developed product technology, intellectual property, and supplier and customer relations.

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

        Intellectual property is recognized for the intrinsic value of our or our subsidiaries' name and products in the marketplace. We are amortizing the value assigned on a straight-line basis over an average estimated life of five years.

        Supplier and customer relations are based on historical costs incurred and is comprised of management's estimation of resources that have been devoted to the development of relationships with key customers. We are amortizing the value assigned to customer relationships on a straight-line basis over an average estimated life of five years.

        We periodically evaluate whether changes have occurred that would require revision of the remaining estimated useful lives of these assets or otherwise render the assets unrecoverable. If such an event occurred, we would determine whether the other intangibles are impaired. To date, no such impairment losses have been recorded.

Comprehensive Gain/Loss

        Comprehensive loss is comprised of net loss and other comprehensive gain/loss for the years ended December 31, 2002 and 2001. Other comprehensive gain included unrealized gains/losses on available-for-sale securities, translation adjustments, unrealized losses related to our investment in Alliance and unrealized gains/losses on available-for-sale securities using the specific identification method. The comprehensive loss consists of the following components (in thousands):

	Years Ended December 31,
	2002	2001
Net loss	$(107,468)	$(250,008)
Changes in net unrealized gains/(losses) on available for sale securities	(195)	(8,702)
Net unrealized loss reclassified into earnings	241	3,948
Translation adjustment	553	(158)

Comprehensive loss	$(106,869)	$(254,920)

        The components of accumulated other comprehensive income are as follows (in thousands):

	December 31,
	2002	2001
Unrealized gains on available-for-sale securities	$1,273	$1,227
Translation adjustment	395	(158)

Total accumulated other comprehensive income	$1,668	$1,069

Stock-Based Compensation

        We apply the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for those plans. Under this opinion, no stock-based employee compensation expense is charged for options that were grated at an exercise price that was equal to the market value of the underlying Common Stock on the date of grant. Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if we had accounted for our employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	2002	2001	2000
Risk-free interest rate	3.8%	4.8%	6.4%
Dividend yield	0.0%	0.0%	0.0%
Volatility Factor	0.743	0.725	0.688
Weighted average expected life	5 years	5 years	5 years

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

        The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands, except per share information):

	Years Ended December 31,
	2002	2001	2000
Net loss, as reported	$(107,468)	$(250,008)	$(97,403)
Add: stock-based employee compensation included in reported net loss	644	881	865
Deduct: total stock-based employee compensation expense determined under fair value methods for all awards	(35,605)	(58,758)	(25,586)

Pro forma net loss	$(142,429)	$(307,885)	$(122,124)

Earnings per share
Basic and diluted, as reported	$(1.94)	$(4.71)	$(2.32)
Basic and diluted, pro forma	$(2.58)	$(5.79)	$(2.91)

        Stock compensation expense for options granted to non-employees has been determined in accordance with SFAS 123 and Emerging Issues Task Force No. 96-18 as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The fair value of options granted to non-employees is re-measured as the underlying options vest.

Revenue Recognition

        Contract revenue from collaborative research agreements is recorded when earned based on the performance requirements of the contract. Revenue from non-refundable upfront license fees and certain guaranteed payments where we continue involvement through collaborative development are deferred and recognized as revenue over the period of continuing involvement. Payments received from milestone achievements are deferred and recorded as revenue over the next period of continued development. Revenue from grants and feasibility arrangements are recognized as the related costs are incurred. Our research revenue is derived primarily from clients in the pharmaceutical industry and consists of reimbursement of development costs, reimbursement of certain expenses, payment of clinical supplies and amortization of milestones. Contract research revenue from three partners represented 59%, 9% and 4% of our revenue in 2002. Three partners accounted for 66%, 10% and 5% of our revenue in 2001 and 69%, 13% and 9% of our revenue in 2000. Costs of contract research revenue approximate such revenue and are included in research and development expenses.

        Product sales are recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable, and collectability is reasonably assured. Allowances, if any, are established for uncollectible amounts, estimated product returns and discounts.

Research and Development

        Research and development costs are expensed as incurred and include salaries, benefits, and other operating costs. We perform research and development for others pursuant to feasibility agreements and development and license agreements. Under these feasibility agreements, we are generally reimbursed for the cost of work performed. Feasibility agreements are designed to evaluate the applicability of our technologies to a particular molecule and therefore are generally completed in less than one year. Under our development and license agreements, products developed using our technologies are commercialized with a collaborative partner. Under these development agreements, we may be reimbursed for development costs, may also be entitled to milestone payments when and if certain development milestones are achieved and are compensated for the manufacture and supply of clinical and commercial product. All of our research and development agreements are generally cancelable by the partner without significant financial penalty.

Segment Reporting

        We report segments in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS 131 requires the use of a management approach in identifying segments of an enterprise. We are organized and operate as one operating segment.

        Our research revenue is derived primarily from clients in the pharmaceutical and biotechnology industries. Contract research revenue from one partner represented 59%, 66% and 69% of our revenue for the years ended December 31, 2002, 2001 and 2000, respectively. Product sales relate to sale of our manufactured PEGylated products by Nektar AL.

        Our accounts receivable balance contains trade receivables from product sales and collaborative research agreements. At December 31, 2002, two partners each represented more than 10% of our accounts receivable and no one partner had a balance greater than 10% of accounts receivable at December 31, 2001.

Net Loss Per Share

        In accordance with SFAS No. 128, basic and diluted net loss per share have been computed using the weighted average number of shares of Common Stock outstanding during the period, less shares subject to repurchase. Had we been in a net income position, diluted earnings per share would have included the following outstanding options, warrants and convertible debentures and notes (in thousands):

	Years Ended December 31,
	2002	2001	2000
Warrants	56	56	56
Options	14,742	14,672	10,064
Convertible preferred stock	1,755	—	—
Convertible debentures and notes	6,644	6,644	6,644

	23,197	21,372	16,764

Accounting for Income Taxes

        We account for income taxes under SFAS No. 109, Accounting for Income Taxes. Under SFAS 109, the liability method is used in accounting for income taxes.

Note 2—Cash and Available-For-Sale Securities

        The following is a summary of operating cash and available-for-sale securities as of December 31, 2002 (in thousands):

	Amortized Cost	Net Unrealized Gains	Estimated Fair Value
Obligations of U.S. government agencies	$110,549	$539	$111,088
U.S. corporate commercial paper	112,657	678	113,335
Repurchase agreements, secured by U.S. Government securities	—	—	—
Cash and other debt securities	69,490	56	69,546
Equity securities	—	—	—

	$292,696	$1,273	$293,969

Amounts included in cash and cash equivalents	$34,879	$—	$34,879
Amounts included in short-term investments	257,817	1,273	259,090
Amounts included in marketable equity securities	—	—	—

	$292,696	$1,273	$293,969

        The following is a summary of operating cash and available-for-sale securities as of December 31, 2001 (in thousands):

	Amortized Cost	Net Unrealized Gains	Estimated Fair Value
Obligations of U.S. government agencies	$138,394	$622	$139,016
U.S. corporate commercial paper	170,880	618	171,498
Repurchase agreements, secured by U.S. Government securities	5,315	—	5,315
Cash and other debt securities	28,540	(13)	28,527
Equity securities	721	—	721

	$343,850	$1,227	$345,077

Amounts included in cash and cash equivalents	$30,814	$—	$30,814
Amounts included in short-term investments	312,315	1,227	313,542
Amounts included in marketable equity securities	721	—	721

	$343,850	$1,227	$345,077

        We determine the estimated fair value amounts by using available market information. The gross realized losses and gains on the sale of available-for-sale debt securities during the years ended December 31, 2002 and 2001 were not material. At December 31, 2002 and 2001, the average portfolio duration was approximately one year and nine months, respectively, and the contractual maturity of any single investment did not exceed twenty-four months at December 31, 2002 and 2001. The gross unrealized gains on available for sale securities at December 31, 2002 and 2001 amounted to approximately $1.3 million and $3.0 million, respectively.

        We own Common Stock of Alliance Pharmaceutical Corp., which we account for as an available-for-sale long-term marketable equity security. There were no restrictions on the sale of our Alliance stock at December 31, 2002 or 2001. In 2002, we determined this equity investment to be permanently impaired and a $0.7 million loss was recorded. In 2001, our equity investment in Alliance was determined to be impaired and a loss on investment of $3.9 million was recorded. At December 31, 2002, the carrying value of this investment was zero.

Note 3—Property and Equipment

        Property and equipment consist of the following (in thousands):

	December 31,
	2002	2001
Laboratory and other equipment	$57,783	$45,819
Building and leasehold improvements	82,189	80,633
Land	7,817	7,817
Construction in-progress and other assets not placed in service	45,992	46,049

Property and equipment at cost	193,781	180,318
Less accumulated amortization and depreciation	(50,329)	(37,966)

Property and equipment, net	$143,452	$142,352

        At December 31, 2002 and 2001, building and leasehold improvements included $29.4 million and $28.6 million, respectively, related to a build-to-suit lease with a real estate partnership. Accumulated depreciation of the building under lease was approximately $4.3 million and $1.9 million in the years ended December 31, 2002 and 2001, respectively. In relation to construction in-progress, interest amounting to $1.3 million was capitalized during the year ended December 31, 2001 (nil in the year ended December 31, 2002). Construction in-progress includes assets associated with the scale-up of our commercial manufacturing operations. Depreciation expenses for the years ended December 31, 2002, 2001 and 2000 were $12.6 million, $12.6 million and $7.2 million, respectively.

        We have expensed certain plant design, engineering and validation costs based on our evaluation that it is unclear whether such costs are ultimately recoverable.

Note 4—Significant Collaborative Research and Development and Product Agreements

        We perform research and development for others pursuant to feasibility agreements and collaborative development and license agreements. Under the feasibility agreements, we are generally reimbursed for the cost of work performed. Under our development and license agreements, we may be reimbursed for development costs and may also be entitled to milestone payments when and if certain development milestones are achieved. All of our research and development agreements are generally cancelable by our partners without significant financial penalty to the partner.

        In July 2002, we announced a collaboration with Chiron Corporation. Based on feasibility work completed by us, we will develop under this collaboration an inhaleable powdered version of PA2794, a proprietary Chiron antibiotic from a class commonly used to treat pulmonary infections. We recognized $1.6 million in revenues in the year ended December 31, 2002 related to this collaboration.

        In November 2001, we entered into a collaboration with Chiron to develop a next-generation inhaleable formulation of tobramycin for the treatment of Pseudomonas aeruginosa in cystic fibrosis patients and to explore the development of other inhaled antibiotics using our pulmonary delivery system. We recognized $5.9 million in revenue in the year ended December 31, 2002 related to this collaboration.

        We are party to a license, manufacturing and supply agreement with Sensus Drug Development Corporation for the PEGylation of Somavert® (pegvisomant for injection), a human growth hormone receptor antagonist. The agreement, originally executed in April 2000, provides us with milestone payments, rights to manufacture the PEG reagent and a share of future revenues. Somavert® has been approved for marketing in Europe for the treatment of certain patients with acromegaly. In March 2001, Sensus was acquired by Pharmacia Corp. In 2002 and 2001, Pharmacia accounted for approximately $3.3 million and approximately $1.3 million, respectively, of our product sales.

        We are party to a license, manufacturing and supply agreement originally executed in November 1998 with F. Hoffmann-La Roche Ltd. whereby we license to Roche the PEG reagent used in Roche's PEGASYS® product for the treatment of chronic hepatitis C. This agreement provides us with milestone payments, rights to manufacture the PEG reagent and a share of future revenues related to the PEGASYS product. A subsequent agreement with Roche related to further collaborative work on PEGASYS was entered into in April 1999 to develop a PEGylated interferon alpha-2a product. PEGASYS was filed for approval with the FDA for a hepatitis C indication on May 22, 2000. In December 2002, the FDA approved the combination therapy with Pegasys and Copegus™ for the treatment of adults with chronic hepatitis C who have compensated liver disease and have not previously been treated with interferon alpha. In 2002 and 2001, Roche accounted for approximately $3.4 million and approximately $1.2 million, respectively, of our product sales.

        In December 1996, we entered into a collaborative agreement with Aventis Behring L.L.C. to develop a pulmonary formulation of alpha-1 proteinase inhibitor to treat patients with alpha-1 antitrypsin deficiency, or genetic emphysema. Under the terms of the collaboration, Aventis Behring will receive commercialization rights worldwide excluding Japan and we could receive royalties on product sales, an up-front signing fee and research and development funding and milestone payments. Aventis Behring will manufacture the active pharmaceutical ingredient for use in our delivery device. We will manufacture and package the dry powder and supply inhalation devices to Aventis Behring for commercialization and marketing. Under this agreement, we recognized revenue of approximately $3.5 million, approximately $7.8 million, and approximately $6.8 million in 2002, 2001 and 2000, respectively.

        We are party to a license, manufacturing and supply agreement with Amgen Inc., originally executed in July 1995, to supply its proprietary 20kDa PEG derivative, which is utilized in the manufacture of pegfilgrastim for Amgen's Neulasta™. This product is indicated for decreasing the incidence of infection, as manifest by febrile neutropenia in patients with non-myeloid malignancies receiving myelosuppresive anti-cancer drugs. The FDA approved Neulasta™ for marketing in the United States in late January 2002. Under this agreement, we recognized product sales revenue of approximately $2.9 million and approximately $0.5 million in 2002 and 2001, respectively.

        In January 1995, we entered into a collaborative development and license agreement with Pfizer Inc. to develop inhaleable insulin (the Exubera product) based on our pulmonary delivery system for macromolecules. Under the terms of the agreement, we receive funding consisting of initial fees, contract research and development funding and progress payments. Upon execution of the agreement Pfizer purchased $5.0 million of our Common Stock. In addition, in October 1996, Pfizer purchased an additional $5.0 million of our Common Stock. Pfizer has global commercialization rights for the Exubera product while we receive royalties on sales of commercialized products. We will manufacture inhaleable insulin for, and supply pulmonary inhaler devices to Pfizer. Under this agreement we recognized revenue of approximately $56.1 million, approximately $51.0 million and approximately $35.7 million in 2002, 2001 and 2000, respectively. In October 2002, Pfizer announced that they will complete additional long-term studies for Exubera and they are continuing their discussion with regulatory agencies regarding the timing and requirements for a New Drug Application, or NDA for approval of Exubera. Pfizer has indicated it would not file the NDA for approval of Exubera in 2003.

        Costs associated with research and development activities attributable to these agreements have approximated the revenues recognized. Cost associated with product agreements are recorded as costs of goods sold.

Note 5—Goodwill and Other Intangible Assets

        Changes in the carrying amount of goodwill is as follows (in thousands):

December 31, 2002
Beginning balance	$133,856
Other purchase price adjustment	(293)
Income tax refunds related to our acquisition of Nektar AL	(3,443)

Ending balance	$130,120

        Effective January 1, 2002, consistent with the new business combination accounting rules, assembled workforce of $2.3 million was reclassified to goodwill and is subject to the same impairment assessment annually, this is reflected in the December 31, 2001 balance sheet.

        The components of our other intangible assets as December 31, 2002, are as follows (in thousands, except for years):

	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Core technology	5	$8,100	$2,430	$5,670
Developed product technology	5	2,900	870	2,030
Intellectual property	5-7	7,301	2,943	4,358
Supplier and customer relations	5	5,140	1,728	3,412

		$23,441	$7,971	$15,470

        Amortization expense related to other intangible assets totaled $4.5 million and $3.0 million for the years ended December 31, 2002 and 2001. The following table shows expected future amortization expense for other intangible assets until they are fully amortized (in thousands):

For the Year Ending December 31,
2003	$4,507
2004	4,507
2005	4,507
2006	1,949

$15,470

Note 6—Acquisitions

        In June 2001, we completed the acquisition of Shearwater and paid a total consideration of $192.2 million in cash and stock (including assumption of outstanding options to acquire Shearwater common stock) for a 100% interest in Shearwater. The acquisition was accounted for under the purchase method of accounting and the results of Shearwater's operations from the date of acquisition have been included in the consolidated statement of operations. In connection with the acquisition, we recorded goodwill and other intangible assets of approximately $94.6 million and recorded an $83.6 million purchased in-process research and development charge. At the date of the acquisition, we concluded that the IPR&D technology had no alternative future use and did not qualify for capitalization. The cost to acquire Shearwater has been allocated to the assets acquired and liabilities assumed according to their respective fair values, with the excess purchase price being allocated to goodwill. Shearwater Corporation was renamed Nektar Therapeutics AL, Corporation in January 2003.

        In January 2001, we acquired all of the outstanding share capital of Bradford Particle Design in exchange for approximately 3.75 million newly issued shares of our common stock and approximately $20.4 million in cash. The acquisition was accounted for under the purchase method of accounting and the results of Bradford Particle Design's operations from the date of acquisition have been included in the consolidated statement of operations. Of the total purchase consideration of $152.1 million, $89.4 million was allocated to the assets acquired based on their fair value on the date of acquisition, including $80.1 million in goodwill and other intangible assets and estimated acquisitions costs of $4.0 million. Approximately $62.7 million of the purchase price was allocated to IPR&D, which was charged to expense. At the date of the acquisition, we concluded that the IPR&D technology had no alternative future use and did not qualify for capitalization. Bradford Particle Design was renamed Nektar Therapeutics UK, LTD in January 2003.

        IPR&D represents that portion of the purchase price of an acquisition related to the research and development activities which: (i) have not demonstrated their technological feasibility, and (ii) have no alternative future uses. During the year ended December 31, 2001, we recognized a total purchased IPR&D charge of approximately $146.3 million upon consummation of both acquisitions (nil for the year ended December 31, 2002).

Other Purchased Technology

        In 2000, we recorded a $2.3 million charge for acquired IPR&D. The acquisition was recorded as a purchase and $2.3 million of the purchase price was allocated to IPR&D, which was immediately expensed. At the date of the acquisition, the in-process technology had no alternative future use and did not qualify for capitalization.

Note 7—Deposits and Other Assets

        Deposits and other assets consist of the following (in thousands) at:

	December 31,
	2002	2001
Debt issuance costs, net	$5,945	$7,213
Deposits and other assets	662	2,281

Total deposits and other assets	$6,607	$9,494

        Debt issuance costs are associated with our outstanding series of convertible subordinated debentures and notes (See Note 8) and are amortized over the term of the related debt.

Note 8—Convertible Subordinated Notes & Debentures

        In October 2000, we received approximately $222.8 million in net proceeds from the issuance of $230.0 million aggregate principal amount of convertible subordinated notes to certain qualified institutional buyers pursuant to an exemption under the Rule 144A of the 1933 Act. Interest on the notes accrues at a rate of 3.5% per year, subject to adjustment in certain circumstances. The notes will mature in October 2007 and are convertible into shares of our Common Stock at a conversion price of $50.46 per share, subject to adjustment under certain circumstances. The notes are redeemable in part or in total at any time before October 17, 2003 at $1,000 per $1,000 principal amount plus a provisional redemption exchange premium, payable in cash or shares of Common Stock, of $105.00 per $1,000 principal mount, plus accrued and unpaid interest, if any, to the redemption date, if the closing price of our Common Stock has exceeded 150% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days. The notes are also redeemable in part or in total at any time after October 17, 2003 at certain redemption prices dependent upon the date of redemption if the closing price of our Common Stock has exceeded 120% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days. Interest is payable semi-annually on April 17 and October 17. The notes are unsecured obligations, which rank junior in right of payment to all of our existing and future senior debt. At December 31, 2002, $230.0 million of these 3.5% convertible subordinated notes remain outstanding.

        In February 2000, we received approximately $222.4 million in net proceeds from the issuance of $230.0 million aggregate principal amount of convertible subordinated notes to certain qualified institutional buyers pursuant to an exemption under Rule 144A of the 1933 Act. Interest on the notes accrues at a rate of 5.0% per year, subject to adjustment in certain circumstances. The notes will mature in February 2007 and are convertible into shares of our Common Stock at a conversion price of $38.355 per share, subject to adjustment in certain circumstances. The notes are redeemable in part or in total at any time before February 8, 2003 at an exchange premium of $137.93 per $1,000 principal amount, less any interest actually paid on the notes before the call for redemption, if the closing price of our Common Stock has exceeded 150% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days. We can redeem some or all of the notes at any time after February 8, 2003, depending on the date of the redemption. Interest is payable semi-annually on August 8 and February 8. The notes are unsecured subordinated obligations, which rank junior in right of payment to all of our existing and future Senior Debt. In October 2000, we also entered into privately negotiated agreements with certain holders of our outstanding 5.0% convertible subordinated notes due February 2007 and sold in February 2000 providing for the conversion of our notes into Common Stock in exchange for a cash payment. To date, we have secured agreements that provided for the conversion of $168.6 million aggregate principal amount of these outstanding 5.0% convertible subordinated notes into approximately 4.4 million shares of Common Stock for cash payments of approximately $25.5 million. Approximately $61.4 million of these 5.0% convertible subordinated notes remain outstanding at December 31, 2002.

        Also in February 2000, we entered into privately negotiated agreements with certain holders of our outstanding 6.75% convertible subordinated debentures sold in October and November 1999, providing for the conversion of approximately $100.7 million aggregate principal amount of the outstanding debentures into approximately 6.3 million shares of Common Stock for net payments of approximately $15.2 million. These debentures will mature in October 2006 and are convertible into shares of our Common Stock at a conversion price of $16.01 per share, subject to adjustment in certain circumstances. The debentures are redeemable in part or in total at our option on or after October 13, 2002. Interest is payable semi-annually on April 13 and October 13. The debentures are unsecured subordinated obligations, which rank junior in right of payment to all of our existing and future senior debt. Approximately $7.8 million of these 6.75% convertible subordinated debentures remain outstanding at December 31, 2002.

        Costs relating to the issuances of these notes and debentures are recorded as long-term assets and are amortized over the term of the debt. As of December 31, 2002 and 2001 we had approximately $299.1 million in outstanding convertible subordinated notes and debentures with a fair market value of approximately $168.4 million and $204.5 million, respectively. The fair market was obtained through quoted market prices.

Note 9—Commitments, Long-term Debt and Tenant Improvement Loan

Facilities Lease & Financing

        We lease our office and laboratory facilities under several arrangements expiring through the year 2016. Rent expense was approximately $3.1 million, $2.5 million and $3.1 million for the years ended December 31, 2002, 2001 and 2000, respectively.

        In 2002, we paid $0.3 million as rent for a facility in Alabama to Shearwater Polymers, LLC, of which J. Milton Harris is a member. J. Milton Harris is a Section 16 officer in our company. The rent reflects the fair market rate in the geographic area.

        In November 1997, we received from the landlord of our facility in San Carlos, California a loan of $5.0 million to fund a portion of the cost of improvements made to the facility. The loan bears interest at 9.46% per annum, and principal and interest payments are payable monthly over the ten-year loan term with a balloon payment of $4.5 million due in November 2007. In October 2002, we renegotiated the terms of this agreement. As a result, we made a $1.5 million principal payment and reduced the interest rate by 1.5%. The loan now bears an interest rate of 7.96% per annum, and principal and interest payments are payable monthly over the original ten-year loan term with a balloon payment of $3.2 million due in November 2007.

        Future non-cancelable commitments under operating leases and the tenant improvement loan at December 31, 2002 are as follows (in thousands):

	Operating Leases	Tenant Improvement Loan
Years Ending December 31,
2003	$2,815	$291
2004	2,717	291
2005	2,760	291
2006	2,807	291
2007	2,876	3,413
2008 and thereafter	12,567	—

Total minimum payments required	$26,542	$4,577
Less amount representing interest		(1,266)

Present value of future payments		3,311
Less current portion		(28)

Non-current portion		$3,283

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

        The total committed future minimum lease payments under the terms of this lease agreement are as follows (in thousands):

Years ending December 31,
2003	$5,628
2004	5,741
2005	5,855
2006	5,973
2007	6,092
2008 and thereafter	58,766

Total minimum payments required	88,055
Less amount representing interest	(42,141)

Present value of future payments	$45,914

        We have recorded a total liability of $32.9 million and $32.7 million relating to this build-to-suit lease as of December 31, 2002 and 2001, respectively, which represents the present value of future minimum payments for the construction completed net of payments on the lease.

Note 10—Commitments and Contingencies

        On August 30, 2002, a complaint was filed by David F. Kachensky in the Circuit Court of Madison County, Alabama, against J. Milton Harris, James R. Hudson, Jr., Shearwater Corporation and Nektar Therapeutics AL, Corporation, as the successor corporation to Shearwater. Dr. Harris is the president of our Nektar Therapeutics AL, Corporation Among other things, the Complaint alleges that the Defendants breached an agreement allegedly entered into by and between certain of the defendants and the plaintiff prior to our acquisition of Shearwater, whereby the defendants allegedly agreed, among other things, to convey to the plaintiff five percent (5%) of the capital stock of Shearwater outstanding as of December 1997 in exchange for certain work and consideration from plaintiff. The Complaint seeks damages in the amount of approximately $15 million. On October 7, 2002, the defendants filed answers to the Complaint denying the allegations and asserting affirmative defenses. Discovery is underway, and no trial date has been set. We have denied the allegations in the Complaint and intends to vigorously defend ourselves in the litigation, including filing motions for summary judgment. A mediation is scheduled in this matter for April 2, 2003.

        From time to time, we may be involved in other lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with the Statement of Financial Accounting Standards ("SFAS") No. 5,

Accounting for Contingencies, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonable estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, ruling, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to the legal matters pending against us, as well as adequate provisions for any probably and estimable losses. If any unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations of that period. We believe that, given our current liquidity and cash and investment balances, even if we receive an adverse judgment with respect to litigation that we are currently a party to, such judgment would not have a material impact on cash and investments or liquidity.

        The following is a summary of our agreements that we have determined are within the scope of FIN No. 45 which are specifically grandfathered because the guarantees were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2002, except as noted below.

Director and Officer Indemnifications

        As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a Director and Officer insurance policy that may limit our exposure and may enable us to recover a portion of any future amounts paid. Assuming the applicability of this coverage, the willingness of the insurer to assume coverage and subject to certain retention, loss limits and other policy provisions, we believe any obligations to our directors and officers are not material. However, no assurances can be given that the covering insurers will not attempt to dispute the validity, applicability or amount of coverage without expensive litigation against these insurer, in which case we may incur substantial liabilities as a result of these indemnification obligations.

Lease Restoration

        We have several operating leases for our facilities in multiple locations. In the event that we do not exercise our option to extend the term of the lease, we guarantee certain costs to restore the property to certain conditions in place at the time of lease. We believe the estimated fair value of this guarantee is minimal.

Strategic Alliance—Enzon

        In January 2002, we announced a broad strategic alliance with Enzon Pharmaceuticals, Inc that included a collaboration to develop three products using one of our particle engineering technologies. Under the terms of the agreement, we are responsible for the development of drug formulations for the agreed upon pharmaceutical agents. We are required to self-fund a portion of these costs. As of December 31, 2002, we are required to fund $16.1 million in the coming years without reimbursement for research and development expenses. To date these costs have been included in our research and development expenses. After our funding requirement has been met, Enzon will provide research and development funding as well as milestone payments as the program progresses through clinical testing.

Manufacturing and Supply Agreement with Contract Manufacturers

        In August 2000, we entered into a Manufacturing and Supply Agreement with our contract manufacturers to provide for the manufacturing of our pulmonary inhaler for Exubera. Under the terms of the Agreement, we may be obligated to reimburse the contract manufacturers for the actual unamortized and unrecovered portion of any equipment procured or facilities established and the interest accrued for their capital overlay in the event that Exubera does not gain FDA approval to the extent that the contract manufacturers cannot re-deploy the assets. While such payments may be significant, at the present time, it is not possible to estimate the loss that will occur should Exubera not be approved. We have also agreed to defend, indemnify and hold harmless the contract manufacturers from and against third party liability arising out of the agreement, including product liability and infringement of intellectual property. There is no limitation on the potential amount of future payments we could be required to make under these indemnification obligations. We have never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. If any of our indemnification obligations is triggered, we may incur substantial liabilities.

Security Agreement with Pfizer, Inc.

        In connection with the Collaboration, Development and License Agreement ("CDLA") dated January 18, 1995 that we entered into with Pfizer, Inc, for the development of the Exubera (inhaleable insulin) product, we entered into a Security Agreement pursuant to which our obligations under the CDLA and certain Manufacturing and Supply Agreements related to the manufacture and supply of powdered insulin and pulmonary inhaler devices for the delivery of powdered insulin, are secured. Our default under any of these agreements triggers Pfizer's rights with respect to property relating solely to, or used or which will be used solely in connection with, the development, manufacture, use and sale of Exubera including proceeds from the sale or other disposition of the property.

Collaboration Agreements for Pulmonary Products

        As part of our collaboration agreements with our partners for the development, manufacture and supply of products based on our pulmonary delivery system, we generally agree to defend, indemnify and hold harmless our partners from and against third party liabilities arising out of the agreement, including product liability and infringement of intellectual property. The term of these indemnification obligations is generally perpetual any time after execution of the agreement. There is no limitation on the potential amount of future payments we could be required to make under these indemnification obligations. We have never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. If any of our indemnification obligations is triggered, we may incur substantial liabilities.

License, Manufacturing and Supply Agreements for Products Based on our Advanced PEGylation Technology

        As part of our license, manufacturing and supply agreements with our partners for the development and/or manufacture and supply of PEG reagents based on our advanced PEGylation technology, we generally agree to defend, indemnify and hold harmless our partners from and against third party liabilities arising out of the agreement, including product liability and infringement of intellectual property. The term of these indemnification obligations is generally perpetual any time after execution of the agreement. There is no limitation on the potential amount of future payments we could be required to make under these indemnification obligations. We have never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. If any of our indemnification obligations is triggered, we may incur substantial liabilities.

Note 11—Stockholders' Equity

Preferred Stock

        We have authorized 10,000,000 shares of Preferred Stock, each share having a par value of $0.0001. Three million one hundred thousand (3,100,000) shares of Preferred Stock are designated Series A Junior Participating Preferred Stock (the "Series A Preferred Stock") and forty thousand (40,000) shares of Preferred Stock are designated as Series B Convertible Preferred Stock (the "Series B Preferred Stock").

Series A Preferred Stock

        On June 1, 2001 the Board of Directors approved the adoption of a Share Purchase Rights Plan (the "Plan"). Terms of the Plan provide for a dividend distribution of one preferred share purchase right (a "Right") for each outstanding share of our Common Stock (the "Common Shares"). The Rights have certain anti-takeover effects and will cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by our Board of Directors. The dividend distribution was payable on June 22, 2001 (the "Record Date") to the stockholders of record on that date. Each Right entitles the registered holder to purchase from us one one-hundredth of a share of Series A Preferred Stock at a price of $225.00 per one one-hundredth of a share of Series A Preferred Stock (the "Purchase Price"), subject to adjustment. Each one one-hundredth of a share of Series A Preferred Stock has designations and powers, preferences and rights, and the qualifications, limitations and restrictions which make its value approximately equal to the value of a Common Share.

        The Rights are not exercisable until the Distribution Date (as defined in the Certificate of Designation for the Series A Preferred Stock). The Rights will expire on June 1, 2011, unless the Rights are earlier redeemed or exchanged by us. Each share of Series A Preferred Stock will be entitled to a minimum preferential quarterly dividend payment of $1.00 but will be entitled to an aggregate dividend of 100 times the dividend declared per Common Share. In the event of liquidation, the holders of the Series A Preferred Stock would be entitled to a minimum preferential liquidation payment of $100 per share, but would be entitled to receive an aggregate payment equal to 100 times the payment made per Common Share. Each share of Series A Preferred Stock will have 100 votes, voting together with the Common Shares. Finally, in the event of any merger, consolidation or other transaction in which Common Shares are exchanged, each share of Series A Preferred Stock will be entitled to receive 100 times the amount of consideration received per Common Share. Because of the nature of the Series A Preferred Stock dividend and liquidation rights, the value of one one-hundredth of a share of Series A Preferred

Stock should approximate the value of one Common Share. The Series A Preferred Stock ranks junior to the Series B Preferred Stock and would rank junior to any other series of preferred stock. Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder, including, without limitation, the right to vote or to receive dividends.

Series B Convertible Preferred Stock

        In connection with a strategic alliance with Enzon Pharmaceuticals, Inc., we entered into a Preferred Stock Purchase Agreement pursuant to which we sold to Enzon and Enzon purchased from us forty thousand (40,000) shares of non-voting Series B Preferred Stock at a purchase price of one thousand dollars ($1,000) per share for an aggregate purchase price of forty million dollars ($40,000,000). A Certificate of Designation filed with the Secretary of State of Delaware sets forth the rights, privileges and preferences of the Series B Preferred Stock. Pursuant to the Certificate of Designation, the Series B Preferred Stock does not have voting rights. The Series B Preferred Stock is convertible, in whole or in part, into that number of shares of our Common Stock (the "Conversion Shares") equal to the quotient of $1,000 per share divided by the Conversion Price. The "Conversion Price" shall initially be equal to $22.79 per share or 125% of the Closing Price and at no time can the Preferred Stock convert into shares of Common Stock at a discount to the Closing Price. The "Closing Price" equals $18.23 per share and was based upon the average of our closing bid prices as listed on the NASDAQ National Market for the twenty (20) trading days preceding the date of the closing of the transaction.

        The Series B Preferred Stock is convertible at the option of the holder after the first anniversary of the original issuance of the Series B Preferred Stock (the "Original Issue Date") or, if earlier, upon a Change in Control (as defined in the Certificate of Designation). Except with respect to an automatic conversion as described below, the Conversion Price shall be equal to 125% of the Closing Price until the third anniversary of the Original Issue Date. Upon the third anniversary of the Original Issue Date, the Conversion Price shall be adjusted to be equal to either (i) the Closing Price, in the event that the average of the closing bid prices of our Common Stock as quoted on the NASDAQ National Market for the twenty (20) trading days preceding the third anniversary of the original issuance (the "Future Price") is less than or equal to the Closing Price; (ii) the Future Price (as defined above) if the Future Price is greater than the Closing Price but less than 125% of the Closing Price; or (iii) 125% of the Closing Price if the Future Price is equal to or greater than 125% of the Closing Price.

        To the extent not previously converted, the Series B Preferred Stock will automatically convert into shares of our Common Stock, based on the then effective Conversion Price, upon the earliest of (i) the fourth anniversary of the Original Issue Date; (ii) immediately prior to an Asset Transfer or Acquisition (as defined in the Certificate of Designation); or (iii) with the consent of the holders of a majority of the then outstanding Series B Preferred Stock immediately prior to a liquidation, dissolution or winding up of Nektar. In the event of an automatic conversion pursuant to an asset transfer, acquisition or liquidation, the adjustment mechanism described above will be applied immediately prior to the automatic conversion.

        In the event of our liquidation, dissolution or winding down, either voluntary or involuntary, following the payment of any distributions due the holders of any class of capital stock or series of preferred stock that ranks senior to the Series B Preferred Stock, the holders of the Series B Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of our assets or surplus funds to the holders of our Common Stock or any class of capital stock or series of preferred stock that does not rank senior to or on parity with the Series B Preferred Stock, an amount per share (as adjusted for any combinations, consolidations, stock distributions or stock dividends with respect to the Series B Preferred Stock) equal to up to $1,000.

Employee Stock Purchase Plan

        In February 1994, our Board of Directors adopted the Employee Stock Purchase Plan (the "Purchase Plan"). Under the Purchase Plan, 300,000 shares of Common Stock have been reserved for purchase by our employees pursuant to section 423(b) of the Internal Revenue Code of 1986. In May 2002, we amended and restated the Purchase Plan to increase the number of shares of Common Stock authorized for issuance under the Purchase Plan from a total of 300,000 shares to a total of 800,000 shares. Our stockholders approved this amendment in June 2002. As of December 31, 2002, no shares of Common Stock have been issued under the Purchase Plan.

Stock Option Plans

        The following table summarizes information, as of December 31, 2002, with respect to shares of our Common Stock that may be issued under the our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders	4,749,878	$16.16	1,450,990
Equity compensation plans not approved by security holders	9,295,063	$18.98	1,313,868

Total	14,044,941	$18.02	2,764,858

(1)
Does not include 800,000 shares reserved for our Employee Stock Purchase Plan

(2)
Does not include options to purchase 62,317 shares assumed in connection with the acquisition of Bradford Particle Design Ltd (with a weighted-average exercise price of $7.46) and options to purchase 634,635 shares we assumed in connection with the acquisition of Shearwater Corporation (with a weighted-average exercise price of $0.03).

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

        The Board may amend the 2000 Equity Incentive Plan at any time, although certain amendments would require stockholder approval. The 2000 Equity Incentive Plan will terminate on February 9, 2010 unless earlier terminated by the Board.

Non-Employee Directors' Stock Option Plan

        On February 10, 1994, our Board of Directors adopted the Non-Employee Directors' Stock Option Plan under which options to purchase up to 400,000 shares of our Common Stock at the then fair market value may be granted to our non-employee directors.

2000 Non-Officer Equity Incentive Plan

        Our 1998 Non-Officer Equity Incentive Plan was adopted by the Board of Directors on August 18, 1998 and was amended and restated in its entirety and renamed the "2000 Non-officer Equity Incentive Plan" on June 6, 2000 (the "2000 Plan"). The purpose of the 2000 Plan is to attract and retain qualified personnel, to provide additional incentives to employees and consultants and to promote the success of our business. Pursuant to the 2000 plan, we may grant or issue non-qualified stock options, rights to acquire restricted stock and stock bonuses to employees and consultants who are neither Officers nor Directors of Nektar.

        The maximum term of a stock option under the 2000 Plan is ten years. The exercise price of stock options, and the purchase price of restricted stock granted under the 2000 Plan are determined by the Board of Directors. The Board of Directors may amend the 2000 Non-officer Equity Incentive Plan at any time.

        On January 25, 2002, we offered to certain employees (officers and directors were excluded) the ability to exchange certain options ("Eligible Options") to purchase shares of our Common Stock granted prior to July 24, 2001 with exercise prices greater than or equal to $25.00 per share for replacement options to purchase shares of our Common Stock to be granted under the 2000 Plan. We conducted the exchange with respect to the Eligible Options on a one-for-two (1:2) basis. If an employee accepted this offer with respect to any Eligible Option, such employee also was obligated to exchange all options to acquire our Common Stock granted to such employee on or after July 24, 2001 (the "Mandatory Exchange Options"). We conducted the exchange with respect to Mandatory Exchange Options on a one-for-one (1:1) basis. A total of 90 employees participated in the exchange offer, exchanging 1,217,500 Eligible Options and 78,170 Mandatory Exchange Options to purchase shares of our Common Stock. We issued Replacement Options to purchase 686,920 shares of Common Stock on August 26, 2002 at an exercise price equal to the closing price of our Common Stock as reported on the NASDAQ National Market on the last market trading day prior to the date of grant ($7.31).

        A summary of activity under the 2000 Equity Incentive Plan, the Non-Employee Directors' Stock Option Plan and the 2000 Non-Officer Equity Incentive Plan is as follows (in thousands, except for per share information):

	Options Outstanding
	Number of Shares	Exercise Price Per Share	Weighted-Average Exercise Price Per Share
Balance at December 31, 1999	9,106	$0.01-20.94	$10.76
Options granted	4,283	0.01-61.63	33.62
Options exercised	(2,173)	0.01-42.50	8.40
Options canceled	(280)	7.25-60.88	28.07

Balance at December 31, 2000	10,936	0.01-61.63	19.79
Options granted	5,335	0.032-50.50	21.32
Options exercised	(855)	0.005-21.55	6.20
Options canceled	(744)	0.005-60.50	23.82

Balance at December 31, 2001	14,672	0.005-61.63	20.96
Options granted	3,232	4.13-18.55	8.93
Options exercised	(198)	0.005-14.13	2.23
Options canceled	(2,964)	0.01-61.63	27.62

Balance at December 31, 2002	14,742	$0.005-61.63	$17.20

        At December 31, 2002, 2001 and 2000, options were exercisable to purchase 7.5 million, 5.6 million and 2.9 million shares at weighted-average exercise prices of $15.76, $14.57 and $11.27 per share, respectively.

        Weighted average fair value of options granted during the years ended December 31, 2002, 2001 and 2000, was $5.56, $25.62 and $34.20, respectively. The following table provides information regarding our stock option plans as of December 31, 2002 (in thousands, except per share information):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Number	Weighted-Average Exercise Price Per Share
$0.01-0.01	175	$0.01	6.5	114	$0.01
0.01-0.01	1	0.01	7.8	—	—
0.03-0.03	635	0.03	8.5	635	0.03
0.11-0.15	9	0.14	0.6	9	0.14
1.39-1.39	34	1.39	1.1	34	1.39
2.78-4.13	150	3.20	1.9	149	3.20
4.31-6.42	918	5.49	6.5	444	4.97
6.50-9.63	2,552	7.91	8.0	1,019	8.23
9.81-14.63	3,404	13.54	6.3	2,139	16.62
14.76-22.00	1,706	16.77	7.3	719	16.43
22.31-33.30	4,176	27.06	7.6	1,837	27.04
33.56-50.19	922	40.03	7.4	383	40.34
50.38-61.63	60	53.47	7.3	19	54.01

$0.01-61.63	14,742	17.20	7.2	7,501	15.76

Warrants

        At December 31, 2002, we had a total of 56,000 warrants outstanding. In 2000, we issued six warrants to purchase a total of 16,000 shares of Common Stock. Some of the warrants bear an exercise price of $45.88 per share and expire after 10 years. We have two additional warrants to purchase a total of 40,000 shares of Common Stock that were issued in 1996. These warrants expire after ten years and bear an exercise price of $6.56 per share. No warrants were issued during the years ended December 31, 2002 and December 31, 2001.

Stock issued to non-employees

        In 2002, we did not issue options to consultants below market price. In 2001, we granted 7,000 options to consultants with exercise prices below the market price of the stock on the grant date. Options granted to consultants are recorded according the Black-Scholes method over the vesting period. For the year ended December 31, 2002, 2001, and 2000, we have recorded compensation costs of $0.3 million, $0.6 million and $3.2 million, respectively.

        In 2002, we issued Common Stock to AFAC Equity, L.P., an affiliated partnership of McKinsey Corporation, a consulting firm, in exchange for services rendered by McKinsey. For the year ended December 31, 2002, we recorded approximately $1.0 million in value of the services totaling 140,059 of Common Stock shares. The agreement ended in October 2002.

Deferred Compensation

        Deferred compensation during the years ended December 31, 2002 and 2001 was immaterial. Deferred compensation of $1.2 million had been recorded in the year ended December 31, 2000. These amounts represent the difference between the exercise price and the deemed fair market value of certain of our stock options granted in these periods and are being amortized to expense over the five-year vesting period of the options.

Reserved Shares

        At December 31, 2002, we have reserved shares of Common Stock for issuance as follows (in thousands):

Warrants to purchase Common Stock	56
Employee purchase plan	800
Convertible preferred stock	1,755
Convertible subordinated notes and debentures	6,644
Stock options	14,742
Shares reserved for retirement plans	180

24,177

Note 12—Income Taxes

        As of December 31, 2002, we had federal and state net operating loss carryforwards of approximately $305.0 million and $34.0 million, respectively. We also had federal and state research and other tax credit carryforwards of approximately $5.4 million and $5.5 million, respectively. The federal and state net operating loss and credit carryforwards will expire at various dates beginning in 2004 through 2022, if not utilized.

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

        Significant components of our deferred tax assets for federal and state income taxes as of December 31 are as follows (in thousands):

	December 31,
	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$105,900	$70,700
Research and other credits	9,100	8,000
Capitalized research expenses	13,500	9,300
Deferred revenue	7,800	6,100
Depreciation	5,100	4,600
Other	12,200	14,200

Total deferred tax assets	153,600	112,900
Valuation allowance for deferred tax assets	(153,600)	(112,900)

Net deferred tax assets	$—	$—

        Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Because of our lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $40.7 million and $44.8 million during the years ended December 31, 2002 and 2001, respectively. Approximately $25.0 million of the valuation allowance is related to the benefit of the stock options deductions, which, when recognized will be allocated to capital in excess of par value.

Note 13—Statement of Cash Flows Data

	Years Ended December 31,
	2002	2001	2000
Supplemental disclosure of cash flows information (in thousands):
Interest paid	$16,836	$15,602	$8,263
Supplemental schedule of non-cash investing and financing activities (in thousands):
Deferred compensation related to the issuance of stock options	$(135)	$(23)	$1,162
Issuance of Common Stock in connection with acquisitions	$—	$239,816	$—
Non-cash disclosure related to acquisition of Bradford Particle Design (in thousands):
Tangible assets acquired, net of cash	$—	$2,100	$—
Acquired in-process research and development	—	62,660	—
Goodwill and other intangible assets acquired	—	80,108	—
Acquisition costs incurred	—	(4,000)	—
Liabilities assumed	—	(487)	—
Common Stock and options issued	—	(125,576)	—

Cash paid for acquisition of Bradford Particle Design (net of cash received)	$—	$14,805	$—

Non-cash disclosure related to acquisition of Shearwater Corporation (in thousands):
Tangible assets acquired, net of cash	$—	$15,212	$—
Acquired in-process research and development	—	83,600	—
Goodwill and other intangible assets acquired	—	94,619	—
Acquisition costs incurred	—	(5,417)	—
Liabilities assumed	—	(6,528)	—
Common Stock and options issued	—	(114,240)	—

Cash paid for acquisition of Shearwater Corporation (net of cash received)	$—	$67,246	$—

Note 14-Related Party Transactions

        In 2002, we paid $0.3 million as rent for a facility in Alabama to Shearwater Polymers, LLC, of which J. Milton Harris is a member. J. Milton Harris is a Section 16 officer in our company. The rent reflects the fair market rate in the geographic area.

        In 2002, we paid $0.7 million for legal services rendered by Alston & Bird LLP of which Paul F. Pedigo, Esq. is a Partner. Mr. Pedigo is a relative by marriage of J. Milton Harris, a Section 16 officer of our company. We believe this amount is materially representative of fair value for the services rendered.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

        Information relating to our directors is incorporated by referenced from the definitive proxy statement for our 2003 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form (the "Proxy Statement") under the headings "Proposal 1, Election of Directors" and Section 16(A) Beneficial Ownership Reporting Compliance. Information with respect to our executive officers is set forth below.

        The following table sets forth the names, ages and positions of our executive officers as of February 28, 2003:

Name	Age	Position
Robert B. Chess	46	Executive Chairman of the Board
Ajit S. Gill	54	Director, Chief Executive Officer and President
Ajay Bansal	41	Vice President, Finance and Administration, Chief Financial Officer
Brigid A. Makes	47	Vice President, Operations Management
John S. Patton, Ph.D.	56	Director, Founder and Chief Scientific Officer
Arnold J. Repta, Ph.D.	61	Vice President, Research & Development
J. Milton Harris, Ph.D.	62	President of Nektar Therapeutics AL, Corporation

        Robert B. Chess has served as Executive Chairman of our board since April 1999, and as a director since May 1992. Mr. Chess served as Co-Chief Executive Officer from August 1998 to April 2000, as President from December 1991 to August 1998, and as Chief Executive Officer from May 1992 to September 1998. From September 1990 until October 1991, he was an Associate Deputy Director in the White House Office of Policy Development. In March 1987, Mr. Chess co-founded Penederm Incorporated, a topical dermatological drug delivery company, and served as its President until February 1989. Prior to co-founding Penederm, Mr. Chess held management positions at Intel Corp., a semiconductor manufacturer, and Metaphor, a computer software company (acquired by International Business Machines Corp.). Mr. Chess holds a B.S. in Engineering from the California Institute of Technology and an M.B.A. from the Harvard Business School. Mr. Chess is a director of Pharsight Corp., a software company, Biotechnology Industry Organization, a trade organization serving and representing the emerging biotechnology industry and ChemGenex, Inc., a cancer therapeutics company.

        Ajit S. Gill has served as our Chief Executive Officer since April 2000, as President since April 1999, and as a director since April 1998. From August 1998 to April 2000, Mr. Gill served as our Co-Chief Executive Officer. From October 1996 to August 1998, Mr. Gill served as our Chief Operating Officer and directed our Technical Operations organization, including research and development. From January 1993 to October 1996, Mr. Gill served as our Chief Financial Officer. Before joining us, Mr. Gill was Vice President and General Manager of Kodak's Interactive Systems Products Division. Mr. Gill has served as Vice President, Finance and Chief Financial Officer for TRW-Fujitsu and Director of Business Development for VisiCorp, a pioneer in the personal computer software market. He holds a B. Tech from the Indian Institute of Technology, an M.S. in Electrical Engineering from the University of Nebraska, and an M.B.A. from the University of Western Ontario. Mr. Gill is also a director of PharmQuest Corporation, a private software company focusing on the pharmaceutical industry.

        Ajay Bansal has served as our Vice President of Finance and Administration and Chief Financial Officer since February 2003. From July 2002 until joining Nektar, Mr. Bansal served as Director of Operations Analysis at Capital One Financial. From August 1998 to June 2002, Mr. Bansal was at Mehta Partners LLC, a financial advisory firm and as a Partner since January 2000. Prior to joining Mehta Partners LLC, Mr. Bansal spent more than 10 years in management roles at Novartis, a major pharmaceutical company, and in consulting at Arthur D. Little, Inc., McKinsey & Company, Inc. and ZS Associates. Mr. Bansal holds a Bachelor of Technology from the Indian Institute of Technology, an M.S. in Operations Management from Northwestern University and an M.B.A. from Northwestern University.

        Brigid A. Makes has served as our Vice President Operations Management since February 2003. Ms. Makes served as our Vice President of Finance and Administration and Chief Financial Officer from June 1999 to February 2003. Ms. Makes has also served as our Assistant Secretary since January 2001. From 1998 until joining Nektar, Ms. Makes served as Vice President, Chief Financial Officer and Treasurer for Oravax, Inc., a life sciences company now. From 1992 to 1998, Ms. Makes served in various management positions for Haemonetics Corporation, a developer of automated blood processing systems, including, from 1995 to 1998, Vice President Finance, Chief Financial Officer and Treasurer. Prior to Haemonetics Corporation, Ms. Makes held a number of financial management positions at Lotus Development Corp. (now International Business Machines) and General Electric Co. Ms. Makes holds a Bachelor of Commerce degree from McGill University in Finance and International Business and an M.B.A. from Bentley College.

        John S. Patton, Ph.D., our co-founder, has served as our Chief Scientific Officer since November 2001 and as a director since July 1990. Dr. Patton served as Vice President, Research from December 1991 to November 2001. He served as our President from incorporation in July 1990 to December 1991. From 1985 to 1990, Dr. Patton was a Project Team Leader with Genentech, Inc., a biotechnology company, where he headed their non-invasive drug delivery activities. Dr. Patton was on the faculty of the Marine Science and Microbiology Departments at the University of Georgia from 1979 through 1985, where he was granted tenure in 1984. Dr. Patton received a B.S. in Zoology and Biochemistry from Pennsylvania State University, an M.S. from the University of Rhode Island, a Ph.D. in Biology from the University of California, San Diego and received post doctorate fellowships from Harvard Medical School and the University of Lund, Sweden, both in biomedicine. Dr. Patton is also a director of Saegis Pharmaceuticals, Inc., a biopharmaceutical company.

        Arnold J. Repta, Ph.D., has served as our Vice President of Research and Development since January 2002. From December 1996 to December 2001, Dr. Repta served as Senior Vice President of DuPont Pharmaceuticals Co., and from July 1994 to December 1996, he served as Vice President of DuPont-Merck Pharmaceutical Company. From December 1983 to July 1994, Dr. Repta served as President and Executive Director of INTERX Research Corporation, a subsidiary of Merck Research Laboratories. Prior to that, Dr. Repta was on the faculty of University of Kansas from 1967 to 1996. Dr. Repta received his B.S. in Pharmacy and M.S. and Ph.D. in Pharmaceutics from the University of Wisconsin-Madison.

        J. Milton Harris, Ph.D., has served as President of Nektar AL since our acquisition of Shearwater in 2001. Dr. Harris founded Shearwater in 1992. Before founding Shearwater, Dr. Harris was the Distinguished Professor of Chemistry and Materials Science at the University of Alabama in Huntsville from 1985 to 1992. Dr. Harris received his B.S. in chemistry from Auburn University and Ph.D. in organic chemistry from the University of Texas in Austin.

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

Name	Affiliation	Area of Expertise
Joseph Brain, Ph.D.	Professor, Department of Environmental Health, Director, Physiology Program, Harvard School of Public Health	Pulmonary safety
Peter Byron, Ph.D.	Professor of Pharmacy, Virginia Commonwealth University, Medical College of Virginia	Pharmaceutical aerosols
Carl Grunfeld, M.D.	Professor of Medicine, University of California, San Francisco	Endocrinology
Michael Matthay, M.D.	Professor of Medicine and Anesthesiology, University of California, San Francisco	Pulmonology
Gerald Smaldone, M.D.	Professor of Medicine, State University of New York at Stony Brook	Aerosol medicine

Regulatory and Development Advisory Board

        We have assembled a regulatory affairs board to assist and advise us on matters relating to efficient and effective regulatory processing and to better assist us and our collaborative partners in obtaining regulatory approval for our products. The board currently includes the following:

Name	Affiliation	Area of Expertise
Carl C. Peck, M.D.	Professor of Pharmacology and Medicine, Director, Center for Drug Development, Georgetown University Medical Center	Clinical regulatory and development strategy
David Savello, Ph.D.	Executive Vice President and Chief Technology Officer, R.P. Scherer, Inc.	Pharmaceutical research and development and regulatory affairs
Phillip B. White	Director, Medical Device Consulting, AAC Consulting (Retired)	Device regulatory affairs
Allen J. Sedman, M.D., Ph.D.	Vice President, Clinical Sciences Head, Pfizer Global Research and Development, Ann Arbor, Michigan (Retired)	Clinical drug development in general; special expertise in clinical pharmacology

Pulmonary Advisory Committee

        We have assembled a pulmonary advisory committee to assist and advise us on matters relating to identification and understanding of potential pulmonary issues encountered in our development programs. The committee currently includes the following:

Name	Affiliation	Area of Expertise
Jedd Shellito, M.D.	Professor of Microbiology, Immunology and Parasitology, Louisiana State University	Pulmonary Host Defense/Immunology
Talmadge King, M.D.	Chief of Medical Services at San Francisco General Hospital; Professor and Vice Chairman Department of Medicine, University of California, San Francisco	Pulmonary Medicine
Warren Gold, M.D.	Professor of Medicine, University of California, San Francisco	Pulmonary Function Testing
Michael Matthay, M.D.	Professor of Medicine and Anesthesiology, University of California, San Francisco	Pulmonary Medicine & Critical Care
Paul Blanc, M.D.	Professor of Medicine, University of California, San Francisco, Chief, Division of Occupational and Environmental Medicine, University of California, San Francisco	Occupational/Environmental Medicine
Rubin Tuder, M.D.	Director Cardiopulmonary Pathology, Johns Hopkins University	Pulmonary Pathology
Jay K Kolls, M.D.	Professor of Medicine and Pediatrics, Louisiana State University School of Medicine	Pediatric Pulmonology

Item 11. Executive Compensation

        Information required by this item will be set forth in the Proxy Statement under the headings "Executive Compensation," "Election of Directors," and "Compensation Committee Interlocks and Insider Participation," which information is incorporated herein by reference. Information contained in the Proxy Statement under the caption "Report of the Compensation Committee of the Board of Directors on Executive Compensation," "Report of the Audit Committee of the Board of Directors" and "Performance Measurement Comparison" is not incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information required by this item will be set forth in the Proxy Statement under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information," which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

        Information required by this item will be set forth in the Proxy Statement under the headings "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions," which information is incorporated herein by reference.

Item 14. Controls and Procedures

        Evaluation of Disclosure Controls and Procedures.    Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we have, as of a date within 90 days before the filing date of this annual report (the "Evaluation Date") evaluated the effectiveness of our "disclosure controls and procedures." Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        Changes in Internal Controls.    There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their last evaluation.

        Limitations on the Effectiveness of Controls.    Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)
  The following documents are filed as part of this report:

  (1)
  Consolidated Financial Statements:

        The following financial statements are filed as part of this report under Item 8 "Financial Statements and Supplementary Data."

  (2)
  Consolidated Financial Statement Schedules

  (3)
  Exhibits.

        Except as so indicated in Exhibit 99.1, the following as part of, or incoporated by reference into, this form 10-K.

Exhibit Number		Description of Documents
2.1	(1)	Agreement and Plan of Merger, dated June 4, 1998, by and between Inhale Therapeutic Systems, a California corporation, and Inhale Therapeutic Systems (Delaware), Inc., a Delaware corporation.
2.2	(15)	Recommended Offer, dated December 21, 2000, by Cazenove & Co. on behalf of Nektar Therapeutics for Bradford Particle Design plc.
2.3	(20)
		Agreement and Plan of Merger and Reorganization, dated May 22, 2001, by and among Nektar Therapeutics, Square Acquisition Corporation, Shearwater Corporation, Certain Shareholders of Shearwater Corporation and J. Milton Harris as Shareholders' Agent.
2.4	(20)
		Amendment to Agreement and Plan of Merger and Reorganization, dated June 21, 2001, by and among Nektar Therapeutics, Square Acquisition Corp., Shearwater Corporation, J. Milton Harris, as Shareholders' Agent and a Designated Shareholder, and Puffinus, L.P.
3.1	(1)	Certificate of Incorporation of Inhale Therapeutic Systems (Delaware), Inc.
3.2	(1)	Bylaws of Nektar Therapeutics.
3.3	(13)	Certificate of Amendment of the Amended Certificate of Incorporation of Nektar Therapeutics.
3.4	(19)	Certificate of Designation of Series A Junior Participating Preferred Stock of Nektar Therapeutics.

3.5	(24)	Certificate of Designation of Series B Convertible Preferred Stock of Nektar Therapeutics.
3.6	(28)	Certificate of Ownership and Merger of Nektar Therapeutics.
4.1		Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.
4.2	(2)	Restated Investor Rights Agreement, dated April 29, 1993, as amended October 29, 1993, by and among Nektar Therapeutics and certain other persons named therein.
4.3	(3)	Stock Purchase Agreement, dated January 18, 1995, by and between Nektar Therapeutics and Pfizer Inc.
4.4	(8)	Form of Purchase Agreement, dated January 28, 1997, by and among Nektar Therapeutics and the individual Purchasers.
4.5	(9)	Stock Purchase Agreement, dated December 8, 1998, by and between Nektar Therapeutics and Capital Research and Management Company.
4.6	(11)	Purchase Agreement, dated October 6, 1999, by and among Nektar Therapeutics, Lehman Brothers Inc., Deutsche Bank Securities Inc. and U.S. Bancorp Piper Jaffray Inc.
4.7	(11)	Resale Registration Rights Agreement, dated October 13, 1999, by and among Nektar Therapeutics, Lehman Brothers Inc., Deutsche Bank Securities Inc. and U.S. Bancorp Piper Jaffray Inc.
4.8	(11)	Indenture, dated October 13, 1999, by and between Nektar Therapeutics, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.
4.9	(11)	Form of Inhale Registration Rights Agreement, dated January 25, 2000, by and between Nektar Therapeutics and Alliance Pharmaceutical Corp.
4.10	(12)
		Purchase Agreement, dated February 2, 2000, by and among Nektar Therapeutics, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Lehman Brothers Inc. and U.S. Bancorp Piper Jaffray Inc.
4.11	(12)
		Resale Registration Rights Agreement, dated February 8, 2000, by and among Nektar Therapeutics, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Lehman Brothers Inc. and U.S. Bancorp Piper Jaffray Inc.
4.12	(12)	Indenture, dated February 8, 2000, by and between Nektar Therapeutics, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.
4.13	(28)	Specimen Common Stock certificate.
4.14	(14)	Specimen warrants to purchase shares of Common Stock.
4.15	(16)
		Purchase Agreement, dated October 11, 2000, by and among Nektar Therapeutics, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Lehman Brothers Inc. and U.S. Bancorp Piper Jaffray Inc.
4.16	(16)
		Resale Registration Rights Agreement, dated October 17, 2000, by and among Nektar Therapeutics, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities, Inc., Lehman Brothers Inc. and U.S. Bancorp Piper Jaffray Inc.
4.17	(16)	Indenture, dated October 17, 2000, by and between Nektar Therapeutics, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.

4.18	(19)	Rights Agreement, dated as of June 1, 2001, by and between Nektar Therapeutics and Mellon Investor Services LLC., as Rights Agent.
4.19	(19)	Form of Right Certificate.
4.20	(24)	Preferred Stock Purchase Agreement, dated January 7, 2002, by and between Nektar Therapeutics and Enzon Pharmaceuticals, Inc.
4.21	(27)	Common Stock Purchase Agreement, dated June 7, 2002, by and between Nektar Therapeutics and AFAC Equity L.P.
4.22	(27)	Common Stock Purchase Agreement, dated July 9, 2002, by and between Nektar Therapeutics and AFAC Equity L.P.
4.23	(30)	Common Stock Purchase Agreement, dated December 6, 2002, by and between Nektar Therapeutics and AFAC Equity L.P.
10.1	(6)	Nektar Therapeutics' 1994 Non-Employee Directors' Stock Option Plan, as amended.
10.2	(29)	Nektar Therapeutics' 1994 Employee Stock Purchase Plan, as amended and restated.++
10.3	(2)	Standard Industrial Lease, dated September 17, 1992, as amended September 18, 1992, by and between Nektar Therapeutics and W.F. Batton & Co., Inc.
10.4	(2)	Addendum IV to Lease dated September 17, 1992, dated April 1, 1994, by and among Nektar Therapeutics, W.F. Batton and Marie A. Batton.
10.5	(5)	Amendment Agreement Number One to Lease dated September 17, 1992, dated October 20, 1995, by and between Nektar Therapeutics and W.F. Batton & Co., Inc.
10.6	(5)
		Amendment Agreement Number Two to Lease dated September 17, 1992, dated November 15, 1995, by and among Nektar Therapeutics, W.F. Batton and Marie A. Batton, Trustees of the W.F. Batton and Marie A. Batton Trust UTA dated January 12, 1998 ("Batton Trust").
10.7	(10)	Amendment Agreement Number Three to Lease dated September 17, 1992, dated February 14, 1996, by and between Nektar Therapeutics and Batton Trust.
10.8	(10)	Amendment Agreement Number Four to Lease dated September 17, 1992, dated September 15, 1996, by and between Nektar Therapeutics and Batton Trust.
10.9	(2)	Sublicense Agreement, dated September 13, 1991, by and between Nektar Therapeutics and John S. Patton.++
10.10	(4)	Stock Purchase Agreement, dated March 1, 1996, by and between Nektar Therapeutics and Baxter World Trade Corporation.
10.11	(7)	Sublease and Lease Agreement, dated October 2, 1996, by and between Nektar Therapeutics and T.M.T. Associates L.L.C. ("Landlord").
10.12	(10)	First Amendment to Sublease and Lease Agreement dated October 2, 1996, dated October 30, 1996, by and between Nektar Therapeutics and Landlord.
10.13	(10)	Letter Agreement amending Sublease and Lease Agreement dated October 2, 1996, dated April 9, 1997, by and between Nektar Therapeutics and Landlord.
10.14	(10)	Third Amendment to Sublease and Lease Agreement dated October 2, 1996, dated April 16, 1997, by and between Nektar Therapeutics and Landlord.

10.15		(10)	Fourth Amendment to Sublease and Lease Agreement dated October 2, 1996, dated November 5, 1997, by and between Nektar Therapeutics and Landlord.
10.16		(12)	Sublease, dated November 3, 1999, by and between Webvan Group, Inc., as sublessor, and Nektar Therapeutics, as sublessee.
10.17		(14)	Nektar Therapeutics' 2000 Equity Incentive Plan, as amended.++
10.18		(14)	Nektar Therapeutics' Stock Option Agreement issued in accordance with Nektar Therapeutics' 2000 Equity Incentive Plan, as amended.++
10.19		(14)
			Agreement for the Contribution of 201 Industrial Road Project, made and entered into as of September 14, 2000, by and among Nektar Therapeutics, Inhale 201 Industrial Road, L.P., a California limited partnership and Bernardo Property Advisors, Inc., a California corporation.
10.20		(14)
			Agreement of Limited Partnership of Inhale 201 Industrial Road., L.P., a California limited partnership, made and entered into September 14, 2000, by and among SCIMED PROP III, Inc., a California corporation, as general partner, 201 Industrial Partnership, a California general partnership, as limited partner and Nektar Therapeutics, as limited partner.
10.21		(14)	Build-To-Suit Lease, made and entered into as of September 14, 2000, by and between Inhale 201 Industrial Road, L.P., a California limited partnership, as Landlord, and Nektar Therapeutics, as Tenant.
10.22		(14)	Amendment to Lease, dated October 3, 2000, by and between Inhale 201 Industrial Road, L.P., a California limited partnership, as Landlord, and Nektar Therapeutics, as Tenant.
10.23		(14)	Parking Lease Agreement, entered into as of September 14, 2000, by and between Inhale 201 Industrial Road, L.P., a California limited partnership, as Landlord, and Nektar Therapeutics, as Tenant.
10.24		(17)	Nektar Therapeutics' 2000 Non-Officer Equity Incentive Plan.++
10.25		(23)	Nektar Therapeutics 2000 Non-Officer Equity Incentive Plan Stock Option Agreement (Nonstatutory Stock Option).++
10.26		(23)	Nektar Therapeutics 2000 Non-Officer Equity Incentive Plan Stock Option Agreement (Nonstatutory (Unapproved) Stock Option).
10.27	+	(18)	Manufacturing and Supply Agreement, dated August 16, 2000, by and among Nektar Therapeutics, Tech Group North America and Bespak Europe, LTD.
10.28		(21)	The Bradford Particle Design plc Approved Employee Share Option Scheme.
10.29		(21)	Form of The Bradford Particle Design plc Approved Employee Share Option Scheme Option Certificate.
10.30		(21)	The Bradford Particle Design plc Unapproved Employee Share Option Scheme.
10.31		(21)	Form of The Bradford Particle Design plc Unapproved Employee Share Option Scheme Option Certificate.
10.32		(21)	Form of Agreement Granting an Enterprise Management Incentives Option.

10.33		(21)	Agreement Granting Options, dated November 5, 1999, by and between Mr. Joseph F. Bohan and Bradford Particle Design plc.
10.34		(21)	Agreement Granting Options, dated October 27, 2000, by and between Mr. Joseph F. Bohan and Bradford Particle Design plc.
10.35		(22)	Shearwater Corporation 1996 Nonqualified Stock Option Plan.
10.36		(22)	Amendment, effective May 22, 1998, to the 1996 Nonqualified Stock Option Plan of Shearwater Corporation.
10.37		(22)	Second Amendment, effective February 26, 2000, to the 1996 Nonqualified Stock Option Plan of Shearwater Corporation.
10.38		(22)	Third Amendment, effective October 5, 2000, to the 1996 Nonqualified Stock Option Plan of Shearwater.
10.39		(22)	Fourth Amendment, effective June 22, 2001, to the 1996 Nonqualified Stock Option Plan of Shearwater Corporation.
10.40		(22)	Form of Shearwater Corporation Nonqualified Stock Option Agreement.
10.41		(22)	Form of June 2001 Amendment to Shearwater Corporation Nonqualified Stock Option Agreement.
10.42		(25)	Nektar Therapeutics 401(k) Retirement Plan.++
10.43		(25)	Non-Standardized Adoption Agreement No. 001 for use with Nektar Therapeutics 401(k) Retirement Plan.
10.44	+	(27)	Letter Agreement, dated July 31, 2002, by and between Nektar Therapeutics, and Douglas H. Altschuler.++
10.45		(30)	Letter Agreement, dated December 29, 2001 by and between Nektar Therapeutics and Dr. Arnold J. Repta.++
10.46		(30)	Nektar Therapeutics Severance Benefit Plan.++
21.1		(30)	Subsidiaries of Nektar Therapeutics.
23.1		(30)	Consent of Ernst & Young LLP, independent auditors.
24.1		(30)	Power of Attorney. Reference is made to signature page.
99.1		(30)	Certification of Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+
Confidential treatment with respect to specific portions are omitted and filed separately with the SEC.

++
Management contract or compensatory plan or arrangement.

(1)
Incorporated by reference to the indicated exhibit in Nektar Therapeutics' Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(2)
Incorporated by reference to the indicated exhibit in Nektar Therapeutics' Registration Statement on Form S-1 (No. 33-75942), as amended.

(3)
Incorporated by reference to the indicated exhibit in Nektar Therapeutics' Registration Statement on Form S-1 (No. 33-89502), as amended.

(4)
Incorporated by reference to the indicated exhibit in Nektar Therapeutics' Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

(5)
Incorporated by reference to the indicated exhibit in Nektar Therapeutics' Annual Report on Form 10-K for the year ended December 31, 1995.

(6)
Incorporated by reference to the indicated exhibit in Nektar Therapeutics' Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

(7)
Incorporated by reference to the indicated exhibit in Nektar Therapeutics' Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(8)
Incorporated by reference to Nektar Therapeutics' Registration Statement on Form S-3 (No. 333-20787).

(9)
Incorporated by reference to the indicated exhibit in Nektar Therapeutics' Registration Statement on Form S-3 (No. 333-68897), as amended.

(10)
Incorporated by reference to the indicated exhibit in Nektar Therapeutics' Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(11)
Incorporated by reference to the indicated exhibit in Nektar Therapeutics' Registration Statement on Form S-3 (No. 333-94161), as amended.

(12)
Incorporated by reference to the indicated exhibit in Nektar Therapeutics' Annual Report on Form 10-K for the year ended December 31, 1999.

(13)
Incorporated by reference to the indicated exhibit in Nektar Therapeutics' Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(14)
Incorporated by reference to the indicated exhibit in Nektar Therapeutics' Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(15)
Incorporated by reference to the indicated exhibit in Nektar Therapeutics' Current Report on Form 8-K, filed on January 11, 2001.

(16)
Incorporated by reference to Nektar Therapeutics' Registration Statement on Form S-3 (No. 333-53678), filed on January 12, 2001.

(17)
Incorporated by reference to Nektar Therapeutics' Registration Statement on Form S-8 (No. 333-103040), filed on February 7, 2003.

(18)
Incorporated by reference to Nektar Therapeutics' Annual Report on Form 10-K, as amended, for the year ended December 31, 2000.

(19)
Incorporated by reference to Nektar Therapeutics' Current Report on Form 8-K, filed on June 4, 2001.

(20)
Incorporated by reference to Nektar Therapeutics' Current Report on Form 8-K, filed on July 10, 2001.

(21)
Incorporated by reference to Nektar Therapeutics' Registration Statement on Form S-8 (No. 333-55032), filed on February 6, 2001.

(22)
Incorporated by reference to Nektar Therapeutics' Registration Statement on Form S-8 (No. 333-67342), filed on August 10, 2001.

(23)
Incorporated by reference to Nektar Therapeutics' Registration Statement on Form S-8 (No. 333-71936), filed on October 19, 2001, as amended.

(24)
Incorporated by reference to Nektar Therapeutics' Current Report on Form 8-K, filed on January 8, 2002.

(25)
Incorporated by reference to Nektar Therapeutics' Registration Statement on Form S-8 (No. 333-76638), filed on January 11, 2002.

(26)
Incorporated by reference to the indicated exhibit in Nektar Therapeutics' Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(27)
Incorporated by reference to the indicated exhibit in Nektar Therapeutics' Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(28)
Incorporated by reference to the indicated exhibit in Nektar Therapeutics' Current Report on Form 8-K, filed on January 23, 2003.

(29)
Incorporated by reference to Nektar Therapeutics' Registration Statement on Form S-8 (No. 333-98321), filed on August 19, 2002.

(30)
Filed herewith.

(b)
Reports on Form 8-K for the three-month period ending December 31, 2002:

          None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ AJIT S. GILL Ajit S. Gill Chief Executive Officer, President and Director
Date:	March 28, 2003
By:	/s/ AJAY BANSAL Ajay Bansal Vice President, Finance and Administration and Chief Financial Officer
Date:	March 28, 2003

POWER OF ATTORNEY

        KNOW ALL PERSON BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ajit S. Gill and Ajay Bansal and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratify and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ AJIT S. GILL Ajit S. Gill	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2003
/s/ ROBERT B. CHESS Robert B. Chess	Executive Chairman of the Board of Directors	March 28, 2003
/s/ AJAY BANSAL Ajay Bansal	Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2003
/s/ JOHN S. PATTON John S. Patton, Ph.D.	Founder, Chief Scientific Officer and Director	March 28, 2003
/s/ MICHAEL A. BROWN Michael A. Brown	Director	March 28, 2003
/s/ JAMES B. GLAVIN James B. Glavin	Director	March 28, 2003
/s/ CHRISTOPHER A. KUEBLER Christopher A. Kuebler	Director	March 28, 2003
/s/ IRWIN LERNER Irwin Lerner	Director	March 28, 2003
/s/ MELVIN PERELMAN Melvin Perelman, Ph.D.	Director	March 28, 2003
/s/ ROY A. WHITFIELD Roy A. Whitfield	Director	March 28, 2003

OFFICER CERTIFICATION
PURSUANT TO SECTION 302(A)
OF THE SARBANES-OXLEY ACT OF 2002

        I, Ajit S. Gill, certify that:

1.
I have reviewed this annual report on Form 10-K of Nektar Therapeutics;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in the annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ AJIT S. GILL Ajit S. Gill Chief Executive Officer, President and Director

OFFICER CERTIFICATION
PURSUANT TO SECTION 302(A)
OF THE SARBANES-OXLEY ACT OF 2002

        I, Ajay Bansal, certify that:

1.
I have reviewed this annual report on Form 10-K of Nektar Therapeutics;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officers and I have indicated in the annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ AJAY BANSAL Ajay Bansal Vice President, Finance and Administration and Chief Financial Officer

Exhibit Index

Exhibit Number		Description of Documents
2.1	(1)	Agreement and Plan of Merger, dated June 4, 1998, by and between Inhale Therapeutic Systems, a California corporation, and Inhale Therapeutic Systems (Delaware), Inc., a Delaware corporation.
2.2	(15)	Recommended Offer, dated December 21, 2000, by Cazenove & Co. on behalf of Nektar Therapeutics for Bradford Particle Design plc.
2.3	(20)
		Agreement and Plan of Merger and Reorganization, dated May 22, 2001, by and among Nektar Therapeutics, Square Acquisition Corporation, Shearwater Corporation, Certain Shareholders of Shearwater Corporation and J. Milton Harris as Shareholders' Agent.
2.4	(20)
		Amendment to Agreement and Plan of Merger and Reorganization, dated June 21, 2001, by and among Nektar Therapeutics, Square Acquisition Corp., Shearwater Corporation, J. Milton Harris, as Shareholders' Agent and a Designated Shareholder, and Puffinus, L.P.
3.1	(1)	Certificate of Incorporation of Inhale Therapeutic Systems (Delaware), Inc.
3.2	(1)	Bylaws of Nektar Therapeutics.
3.3	(13)	Certificate of Amendment of the Amended Certificate of Incorporation of Nektar Therapeutics.
3.4	(19)	Certificate of Designation of Series A Junior Participating Preferred Stock of Nektar Therapeutics.
3.5	(24)	Certificate of Designation of Series B Convertible Preferred Stock of Nektar Therapeutics.
3.6	(28)	Certificate of Ownership and Merger of Nektar Therapeutics.
4.1		Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.
4.2	(2)	Restated Investor Rights Agreement, dated April 29, 1993, as amended October 29, 1993, by and among Nektar Therapeutics and certain other persons named therein.
4.3	(3)	Stock Purchase Agreement, dated January 18, 1995, by and between Nektar Therapeutics and Pfizer Inc.
4.4	(8)	Form of Purchase Agreement, dated January 28, 1997, by and among Nektar Therapeutics and the individual Purchasers.
4.5	(9)	Stock Purchase Agreement, dated December 8, 1998, by and between Nektar Therapeutics and Capital Research and Management Company.
4.6	(11)	Purchase Agreement, dated October 6, 1999, by and among Nektar Therapeutics, Lehman Brothers Inc., Deutsche Bank Securities Inc. and U.S. Bancorp Piper Jaffray Inc.
4.7	(11)	Resale Registration Rights Agreement, dated October 13, 1999, by and among Nektar Therapeutics, Lehman Brothers Inc., Deutsche Bank Securities Inc. and U.S. Bancorp Piper Jaffray Inc.
4.8	(11)	Indenture, dated October 13, 1999, by and between Nektar Therapeutics, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.

4.9	(11)	Form of Inhale Registration Rights Agreement, dated January 25, 2000, by and between Nektar Therapeutics and Alliance Pharmaceutical Corp.
4.10	(12)
		Purchase Agreement, dated February 2, 2000, by and among Nektar Therapeutics, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Lehman Brothers Inc. and U.S. Bancorp Piper Jaffray Inc.
4.11	(12)
		Resale Registration Rights Agreement, dated February 8, 2000, by and among Nektar Therapeutics, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Lehman Brothers Inc. and U.S. Bancorp Piper Jaffray Inc.
4.12	(12)	Indenture, dated February 8, 2000, by and between Nektar Therapeutics, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.
4.13	(28)	Specimen Common Stock certificate.
4.14	(14)	Specimen warrants to purchase shares of Common Stock.
4.15	(16)
		Purchase Agreement, dated October 11, 2000, by and among Nektar Therapeutics, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Lehman Brothers Inc. and U.S. Bancorp Piper Jaffray Inc.
4.16	(16)
		Resale Registration Rights Agreement, dated October 17, 2000, by and among Nektar Therapeutics, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities, Inc., Lehman Brothers Inc. and U.S. Bancorp Piper Jaffray Inc.
4.17	(16)	Indenture, dated October 17, 2000, by and between Nektar Therapeutics, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.
4.18	(19)	Rights Agreement, dated as of June 1, 2001, by and between Nektar Therapeutics and Mellon Investor Services LLC., as Rights Agent.
4.19	(19)	Form of Right Certificate.
4.20	(24)	Preferred Stock Purchase Agreement, dated January 7, 2002, by and between Nektar Therapeutics and Enzon Pharmaceuticals, Inc.
4.21	(27)	Common Stock Purchase Agreement, dated June 7, 2002, by and between Nektar Therapeutics and AFAC Equity L.P.
4.22	(27)	Common Stock Purchase Agreement, dated July 9, 2002, by and between Nektar Therapeutics and AFAC Equity L.P.
4.23	(30)	Common Stock Purchase Agreement, dated December 6, 2002, by and between Nektar Therapeutics and AFAC Equity L.P.
10.1	(6)	Nektar Therapeutics' 1994 Non-Employee Directors' Stock Option Plan, as amended.
10.2	(29)	Nektar Therapeutics' 1994 Employee Stock Purchase Plan, as amended and restated.++
10.3	(2)	Standard Industrial Lease, dated September 17, 1992, as amended September 18, 1992, by and between Nektar Therapeutics and W.F. Batton & Co., Inc.
10.4	(2)	Addendum IV to Lease dated September 17, 1992, dated April 1, 1994, by and among Nektar Therapeutics, W.F. Batton and Marie A. Batton.
10.5	(5)	Amendment Agreement Number One to Lease dated September 17, 1992, dated October 20, 1995, by and between Nektar Therapeutics and W.F. Batton & Co., Inc.

10.6	(5)
		Amendment Agreement Number Two to Lease dated September 17, 1992, dated November 15, 1995, by and among Nektar Therapeutics, W.F. Batton and Marie A. Batton, Trustees of the W.F. Batton and Marie A. Batton Trust UTA dated January 12, 1998 ("Batton Trust").
10.7	(10)	Amendment Agreement Number Three to Lease dated September 17, 1992, dated February 14, 1996, by and between Nektar Therapeutics and Batton Trust.
10.8	(10)	Amendment Agreement Number Four to Lease dated September 17, 1992, dated September 15, 1996, by and between Nektar Therapeutics and Batton Trust.
10.9	(2)	Sublicense Agreement, dated September 13, 1991, by and between Nektar Therapeutics and John S. Patton.++
10.10	(4)	Stock Purchase Agreement, dated March 1, 1996, by and between Nektar Therapeutics and Baxter World Trade Corporation.
10.11	(7)	Sublease and Lease Agreement, dated October 2, 1996, by and between Nektar Therapeutics and T.M.T. Associates L.L.C. ("Landlord").
10.12	(10)	First Amendment to Sublease and Lease Agreement dated October 2, 1996, dated October 30, 1996, by and between Nektar Therapeutics and Landlord.
10.13	(10)	Letter Agreement amending Sublease and Lease Agreement dated October 2, 1996, dated April 9, 1997, by and between Nektar Therapeutics and Landlord.
10.14	(10)	Third Amendment to Sublease and Lease Agreement dated October 2, 1996, dated April 16, 1997, by and between Nektar Therapeutics and Landlord.
10.15	(10)	Fourth Amendment to Sublease and Lease Agreement dated October 2, 1996, dated November 5, 1997, by and between Nektar Therapeutics and Landlord.
10.16	(12)	Sublease, dated November 3, 1999, by and between Webvan Group, Inc., as sublessor, and Nektar Therapeutics, as sublessee.
10.17	(14)	Nektar Therapeutics' 2000 Equity Incentive Plan, as amended.++
10.18	(14)	Nektar Therapeutics' Stock Option Agreement issued in accordance with Nektar Therapeutics' 2000 Equity Incentive Plan, as amended.++
10.19	(14)
		Agreement for the Contribution of 201 Industrial Road Project, made and entered into as of September 14, 2000, by and among Nektar Therapeutics, Inhale 201 Industrial Road, L.P., a California limited partnership and Bernardo Property Advisors, Inc., a California corporation.
10.20	(14)
		Agreement of Limited Partnership of Inhale 201 Industrial Road., L.P., a California limited partnership, made and entered into September 14, 2000, by and among SCIMED PROP III, Inc., a California corporation, as general partner, 201 Industrial Partnership, a California general partnership, as limited partner and Nektar Therapeutics, as limited partner.
10.21	(14)	Build-To-Suit Lease, made and entered into as of September 14, 2000, by and between Inhale 201 Industrial Road, L.P., a California limited partnership, as Landlord, and Nektar Therapeutics, as Tenant.

10.22		(14)	Amendment to Lease, dated October 3, 2000, by and between Inhale 201 Industrial Road, L.P., a California limited partnership, as Landlord, and Nektar Therapeutics, as Tenant.
10.23		(14)	Parking Lease Agreement, entered into as of September 14, 2000, by and between Inhale 201 Industrial Road, L.P., a California limited partnership, as Landlord, and Nektar Therapeutics, as Tenant.
10.24		(17)	Nektar Therapeutics' 2000 Non-Officer Equity Incentive Plan.++
10.25		(23)	Nektar Therapeutics 2000 Non-Officer Equity Incentive Plan Stock Option Agreement (Nonstatutory Stock Option).++
10.26		(23)	Nektar Therapeutics 2000 Non-Officer Equity Incentive Plan Stock Option Agreement (Nonstatutory (Unapproved) Stock Option).
10.27	+	(18)	Manufacturing and Supply Agreement, dated August 16, 2000, by and among Nektar Therapeutics, Tech Group North America and Bespak Europe, LTD.
10.28		(21)	The Bradford Particle Design plc Approved Employee Share Option Scheme.
10.29		(21)	Form of The Bradford Particle Design plc Approved Employee Share Option Scheme Option Certificate.
10.30		(21)	The Bradford Particle Design plc Unapproved Employee Share Option Scheme.
10.31		(21)	Form of The Bradford Particle Design plc Unapproved Employee Share Option Scheme Option Certificate.
10.32		(21)	Form of Agreement Granting an Enterprise Management Incentives Option.
10.33		(21)	Agreement Granting Options, dated November 5, 1999, by and between Mr. Joseph F. Bohan and Bradford Particle Design plc.
10.34		(21)	Agreement Granting Options, dated October 27, 2000, by and between Mr. Joseph F. Bohan and Bradford Particle Design plc.
10.35		(22)	Shearwater Corporation 1996 Nonqualified Stock Option Plan.
10.36		(22)	Amendment, effective May 22, 1998, to the 1996 Nonqualified Stock Option Plan of Shearwater Corporation.
10.37		(22)	Second Amendment, effective February 26, 2000, to the 1996 Nonqualified Stock Option Plan of Shearwater Corporation.
10.38		(22)	Third Amendment, effective October 5, 2000, to the 1996 Nonqualified Stock Option Plan of Shearwater.
10.39		(22)	Fourth Amendment, effective June 22, 2001, to the 1996 Nonqualified Stock Option Plan of Shearwater Corporation.
10.40		(22)	Form of Shearwater Corporation Nonqualified Stock Option Agreement.
10.41		(22)	Form of June 2001 Amendment to Shearwater Corporation Nonqualified Stock Option Agreement.
10.42		(25)	Nektar Therapeutics 401(k) Retirement Plan.++
10.43		(25)	Non-Standardized Adoption Agreement No. 001 for use with Nektar Therapeutics 401(k) Retirement Plan.

10.44	+	(27)	Letter Agreement, dated July 31, 2002, by and between Nektar Therapeutics, and Douglas H. Altschuler.++
10.45		(30)	Letter Agreement, dated December 29, 2001 by and between Nektar Therapeutics and Dr. Arnold J. Repta.++
10.46		(30)	Nektar Therapeutics Severance Benefit Plan.++
21.1		(30)	Subsidiaries of Nektar Therapeutics.
23.1		(30)	Consent of Ernst & Young LLP, independent auditors.
24.1		(30)	Power of Attorney. Reference is made to signature page.
99.1		(30)	Certification of Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+
Confidential treatment with respect to specific portions are omitted and filed separately with the SEC.

++
Management contract or compensatory plan or arrangement.

(1)
Incorporated by reference to the indicated exhibit in Nektar Therapeutics' Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(2)
Incorporated by reference to the indicated exhibit in Nektar Therapeutics' Registration Statement on Form S-1 (No. 33-75942), as amended.

(3)
Incorporated by reference to the indicated exhibit in Nektar Therapeutics' Registration Statement on Form S-1 (No. 33-89502), as amended.

(4)
Incorporated by reference to the indicated exhibit in Nektar Therapeutics' Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

(5)
Incorporated by reference to the indicated exhibit in Nektar Therapeutics' Annual Report on Form 10-K for the year ended December 31, 1995.

(6)
Incorporated by reference to the indicated exhibit in Nektar Therapeutics' Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

(7)
Incorporated by reference to the indicated exhibit in Nektar Therapeutics' Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(8)
Incorporated by reference to Nektar Therapeutics' Registration Statement on Form S-3 (No. 333-20787).

(9)
Incorporated by reference to the indicated exhibit in Nektar Therapeutics' Registration Statement on Form S-3 (No. 333-68897), as amended.

(10)
Incorporated by reference to the indicated exhibit in Nektar Therapeutics' Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(11)
Incorporated by reference to the indicated exhibit in Nektar Therapeutics' Registration Statement on Form S-3 (No. 333-94161), as amended.

(12)
Incorporated by reference to the indicated exhibit in Nektar Therapeutics' Annual Report on Form 10-K for the year ended December 31, 1999.

(13)
Incorporated by reference to the indicated exhibit in Nektar Therapeutics' Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(14)
Incorporated by reference to the indicated exhibit in Nektar Therapeutics' Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(15)
Incorporated by reference to the indicated exhibit in Nektar Therapeutics' Current Report on Form 8-K, filed on January 11, 2001.

(16)
Incorporated by reference to Nektar Therapeutics' Registration Statement on Form S-3 (No. 333-53678), filed on January 12, 2001.

(17)
Incorporated by reference to Nektar Therapeutics' Registration Statement on Form S-8 (No. 333-103040), filed on February 7, 2003.

(18)
Incorporated by reference to Nektar Therapeutics' Annual Report on Form 10-K, as amended, for the year ended December 31, 2000.

(19)
Incorporated by reference to Nektar Therapeutics' Current Report on Form 8-K, filed on June 4, 2001.

(20)
Incorporated by reference to Nektar Therapeutics' Current Report on Form 8-K, filed on July 10, 2001.

(21)
Incorporated by reference to Nektar Therapeutics' Registration Statement on Form S-8 (No. 333-55032), filed on February 6, 2001.

(22)
Incorporated by reference to Nektar Therapeutics' Registration Statement on Form S-8 (No. 333-67342), filed on August 10, 2001.

(23)
Incorporated by reference to Nektar Therapeutics' Registration Statement on Form S-8 (No. 333-71936), filed on October 19, 2001, as amended.

(24)
Incorporated by reference to Nektar Therapeutics' Current Report on Form 8-K, filed on January 8, 2002.

(25)
Incorporated by reference to Nektar Therapeutics' Registration Statement on Form S-8 (No. 333-76638), filed on January 11, 2002.

(26)
Incorporated by reference to the indicated exhibit in Nektar Therapeutics' Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(27)
Incorporated by reference to the indicated exhibit in Nektar Therapeutics' Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(28)
Incorporated by reference to the indicated exhibit in Nektar Therapeutics' Current Report on Form 8-K, filed on January 23, 2003.

(29)
Incorporated by reference to Nektar Therapeutics' Registration Statement on Form S-8 (No. 333-98321), filed on August 19, 2002.

(30)
Filed herewith.

(b)
Reports on Form 8-K for the three-month period ending December 31, 2002:

        None.

QuickLinks

NEKTAR THERAPEUTICS 2002 ANNUAL REPORT ON FORM 10-K TABLE OF CONTENTS
PART I
  Item 1. Business
RISK FACTORS
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Stock and Related Stockholder Matters
  Item 6. Selected Consolidated Financial Data
SELECTED CONSOLIDATED FINANCIAL INFORMATION (In thousands, except per share information)
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures of Market Risk
  Item 8. Consolidated Financial Statements and Supplementary Data
NEKTAR THERAPEUTICS INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
NEKTAR THERAPEUTICS CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except per share information)
NEKTAR THERAPEUTICS CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share information)
NEKTAR THERAPEUTICS CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (in thousands)
NEKTAR THERAPEUTICS CONSOLIDATED STATEMENTS OF CASH FLOWS Increase/(Decrease) in Cash and Cash Equivalents (in thousands)
NEKTAR THERAPEUTICS NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2002
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Controls and Procedures
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
POWER OF ATTORNEY
OFFICER CERTIFICATION PURSUANT TO SECTION 302(A) OF THE SARBANES-OXLEY ACT OF 2002
OFFICER CERTIFICATION PURSUANT TO SECTION 302(A) OF THE SARBANES-OXLEY ACT OF 2002
Exhibit Index