Form 10-K/A
period 2002-12-31
NEKTAR THERAPEUTICS
filed 2003-05-13
CIK 906709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2002
or,
☐	TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number: 0-23556

NEKTAR THERAPEUTICS

(Exact name of registrant as specified in its charter)

Delaware	94-3134940
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

150 Industrial Road San Carlos, California 94070
(Address of principal executive offices)

650-631-3100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12B-2 of Act). Yes ☒    No ☐

The approximate aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the last sale price of the Company’s Common Stock on June 28, 2002, as reported on the NASDAQ National Market was approximately $515,227,170. This calculation excludes approximately 971,633 shares held by directors and executive officers of the Company. Exclusion of these shares should not be construed to indicate that such person controls, is controlled by or is under common control with the Registrant. This calculation does not exclude shares held by organizations whose ownership exceeds 5% of the Registrant’s outstanding Common Stock as of June 28, 2002 that have represented to the Company that they are registered investment advisers or investment companies registered under section 8 of the Investment Company Act of 1940. Determination of affiliate status for the purposes of this calculation is not necessarily a conclusive determination for any other purpose.

55,690,924
(Number of shares of common stock outstanding as of April 30, 2003)

DOCUMENTS INCORPORATED BY REFERENCE

Certain information in Part III of the Annual Report on Form 10-K, which is amended by this Form 10-K/A Amendment No. 1, is incorporated by reference to the Registrant’s definitive Proxy Statement for its 2003 Annual Meeting of Stockholders, filed on April 28, 2003 (the “Proxy Statement”), except as set forth herein.

EXPLANATORY NOTE

We are filing this amendment to our Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on March 28, 2003, solely for the purpose of (1) providing additional disclosure under the subheading “Employment, Severance and Change of Control Agreements,” which is under the heading “Stock Option Grants and Exercises” under Item 11 and (2) adding exhibit 10.47.  Except as specifically indicated herein, no other information included in the Annual Report on Form 10-K is amended by this Form 10-K/A Amendment No. 1.

PART III

Item 11.  Executive Compensation

Except as set forth herein, information required by this item is as set forth in the Proxy Statement under the headings “Executive Compensation,” “Stock Option Grants and Exercises,” “Report of the Organization and Compensation Committee of the Board of Directors on Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Performance Measurement Comparison,” which information is incorporated herein by reference.

Employment, Severance and Change of Control Agreements

On June 29, 2001, Nektar AL entered into an agreement with Dr. J. Milton Harris, pursuant to which Dr. Harris will receive additional compensation if he is terminated under certain circumstances.  If Dr. Harris is terminated without cause (as cause is defined in the agreement) before June 29, 2005, he is entitled to (1) continuation of his base salary in effect at the time of termination for a 12 month period following the termination date and (2) accelerated vesting of an option to purchase 100,000 shares of our Common Stock (the “Option”) such that, in addition to the number of shares vested as of the termination date, the number of shares that would have vested over the 12 month period following the termination date shall be vested as of the termination date.  If Dr. Harris is terminated without cause (as cause is defined in the agreement) after June 29, 2005 and before June 29, 2006, he is entitled to (1) continuation of his base salary in effect at the time of termination until June 29, 2006 and (2) accelerated vesting of the Option such that, in addition to the number of shares vested as of the termination date, the number of shares that would have vested following the termination date until June 29, 2006 shall be vested as of the termination date.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)           The following documents are filed as part of this report:

(1)           Consolidated Financial Statements:

The following financial statements are filed as part of this report under Item 8 “Financial Statements and Supplementary Data.”

(2)           Consolidated Financial Statement Schedules

(3)           Exhibits.

Except as so indicated in Exhibit 99.1, the following exhibits are filed as part of, or incorporated by reference into, this Form 10-K/A Amendment No. 1.

Exhibit Number		Description of Documents

2.1	(1)	Agreement and Plan of Merger, dated June 4, 1998, by and between Inhale Therapeutic Systems, a California corporation, and Inhale Therapeutic Systems (Delaware), Inc., a Delaware corporation.
2.2	(15)	Recommended Offer, dated December 21, 2000, by Cazenove & Co. on behalf of Nektar Therapeutics for Bradford Particle Design plc.
2.3	(20)

Agreement and Plan of Merger and Reorganization, dated May 22, 2001, by and among Nektar Therapeutics, Square Acquisition Corporation, Shearwater Corporation, Certain Shareholders of Shearwater Corporation and J. Milton Harris as Shareholders’ Agent.

2.4	(20)

Amendment to Agreement and Plan of Merger and Reorganization, dated June 21, 2001, by and among Nektar Therapeutics, Square Acquisition Corp., Shearwater Corporation, J. Milton Harris, as Shareholders’ Agent and a Designated Shareholder, and Puffinus, L.P.

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

4.17	(16)	Indenture, dated October 17, 2000, by and between Nektar Therapeutics, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.
4.18	(19)	Rights Agreement, dated as of June 1, 2001, by and between Nektar Therapeutics and Mellon Investor Services LLC., as Rights Agent.
4.19	(19)	Form of Right Certificate.
4.20	(24)	Preferred Stock Purchase Agreement, dated January 7, 2002, by and between Nektar Therapeutics and Enzon Pharmaceuticals, Inc.
4.21	(27)	Common Stock Purchase Agreement, dated June 7, 2002, by and between Nektar Therapeutics and AFAC Equity L.P.
4.22	(27)	Common Stock Purchase Agreement, dated July 9, 2002, by and between Nektar Therapeutics and AFAC Equity L.P.
4.23	(30)	Common Stock Purchase Agreement, dated December 6, 2002, by and between Nektar Therapeutics and AFAC Equity L.P.
10.1	(6)	Nektar Therapeutics’ 1994 Non-Employee Directors’ Stock Option Plan, as amended.
10.2	(29)	Nektar Therapeutics’ 1994 Employee Stock Purchase Plan, as amended and restated.++
10.3	(2)	Standard Industrial Lease, dated September 17, 1992, as amended September 18, 1992, by and between Nektar Therapeutics and W.F. Batton & Co., Inc.
10.4	(2)	Addendum IV to Lease dated September 17, 1992, dated April 1, 1994, by and among Nektar Therapeutics, W.F. Batton and Marie A. Batton.
10.5	(5)	Amendment Agreement Number One to Lease dated September 17, 1992, dated October 20, 1995, by and between Nektar Therapeutics and W.F. Batton & Co., Inc.
10.6	(5)

Amendment Agreement Number Two to Lease dated September 17, 1992, dated November 15, 1995, by and among Nektar Therapeutics, W.F. Batton and Marie A. Batton, Trustees of the W.F. Batton and Marie A. Batton Trust UTA dated January 12, 1998 (“Batton Trust”).

10.7	(10)	Amendment Agreement Number Three to Lease dated September 17, 1992, dated February 14, 1996, by and between Nektar Therapeutics and Batton Trust.
10.8	(10)	Amendment Agreement Number Four to Lease dated September 17, 1992, dated September 15, 1996, by and between Nektar Therapeutics and Batton Trust.
10.9	(2)	Sublicense Agreement, dated September 13, 1991, by and between Nektar Therapeutics and John S. Patton.++
10.10	(4)	Stock Purchase Agreement, dated March 1, 1996, by and between Nektar Therapeutics and Baxter World Trade Corporation.
10.11	(7)	Sublease and Lease Agreement, dated October 2, 1996, by and between Nektar Therapeutics and T.M.T. Associates L.L.C. (“Landlord”).
10.12	(10)	First Amendment to Sublease and Lease Agreement dated October 2, 1996, dated October 30, 1996, by and between Nektar Therapeutics and Landlord.
10.13	(10)	Letter Agreement amending Sublease and Lease Agreement dated October 2, 1996, dated April 9, 1997, by and between Nektar Therapeutics and Landlord.

10.14	(10)	Third Amendment to Sublease and Lease Agreement dated October 2, 1996, dated April 16, 1997, by and between Nektar Therapeutics and Landlord.
10.15	(10)	Fourth Amendment to Sublease and Lease Agreement dated October 2, 1996, dated November 5, 1997, by and between Nektar Therapeutics and Landlord.
10.16	(12)	Sublease, dated November 3, 1999, by and between Webvan Group, Inc., as sublessor, and Nektar Therapeutics, as sublessee.
10.17	(14)	Nektar Therapeutics’ 2000 Equity Incentive Plan, as amended.++
10.18	(14)	Nektar Therapeutics’ Stock Option Agreement issued in accordance with Nektar Therapeutics’ 2000 Equity Incentive Plan, as amended.++
10.19	(14)

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

10.21	(14)	Build-To-Suit Lease, made and entered into as of September 14, 2000, by and between Inhale 201 Industrial Road, L.P., a California limited partnership, as Landlord, and Nektar Therapeutics, as Tenant.
10.22	(14)	Amendment to Lease, dated October 3, 2000, by and between Inhale 201 Industrial Road, L.P., a California limited partnership, as Landlord, and Nektar Therapeutics, as Tenant.
10.23	(14)	Parking Lease Agreement, entered into as of September 14, 2000, by and between Inhale 201 Industrial Road, L.P., a California limited partnership, as Landlord, and Nektar Therapeutics, as Tenant.
10.24	(17)	Nektar Therapeutics’ 2000 Non-Officer Equity Incentive Plan.++
10.25	(23)	Nektar Therapeutics 2000 Non-Officer Equity Incentive Plan Stock Option Agreement (Nonstatutory Stock Option).++
10.26	(23)	Nektar Therapeutics 2000 Non-Officer Equity Incentive Plan Stock Option Agreement (Nonstatutory (Unapproved) Stock Option).
10.27	+(18)	Manufacturing and Supply Agreement, dated August 16, 2000, by and among Nektar Therapeutics, Tech Group North America and Bespak Europe, LTD.
10.28	(21)	The Bradford Particle Design plc Approved Employee Share Option Scheme.
10.29	(21)	Form of The Bradford Particle Design plc Approved Employee Share Option Scheme Option Certificate.
10.30	(21)	The Bradford Particle Design plc Unapproved Employee Share Option Scheme.
10.31	(21)	Form of The Bradford Particle Design plc Unapproved Employee Share Option Scheme Option Certificate.
10.32	(21)	Form of Agreement Granting an Enterprise Management Incentives Option.
10.33	(21)	Agreement Granting Options, dated November 5, 1999, by and between Mr. Joseph F. Bohan and Bradford Particle Design plc.
10.34	(21)	Agreement Granting Options, dated October 27, 2000, by and between Mr. Joseph F. Bohan and Bradford Particle Design plc.
10.35	(22)	Shearwater Corporation 1996 Nonqualified Stock Option Plan.
10.36	(22)	Amendment, effective May 22, 1998, to the 1996 Nonqualified Stock Option Plan of Shearwater Corporation.
10.37	(22)	Second Amendment, effective February 26, 2000, to the 1996 Nonqualified Stock Option Plan of Shearwater Corporation.
10.38	(22)	Third Amendment, effective October 5, 2000, to the 1996 Nonqualified Stock Option Plan of Shearwater.
10.39	(22)	Fourth Amendment, effective June 22, 2001, to the 1996 Nonqualified Stock Option Plan of Shearwater Corporation.

10.40	(22)	Form of Shearwater Corporation Nonqualified Stock Option Agreement.
10.41	(22)	Form of June 2001 Amendment to Shearwater Corporation Nonqualified Stock Option Agreement.
10.42	(25)	Nektar Therapeutics 401(k) Retirement Plan.++
10.43	(25)	Non-Standardized Adoption Agreement No. 001 for use with Nektar Therapeutics 401(k) Retirement Plan.
10.44	+(27)	Letter Agreement, dated July 31, 2002, by and between Nektar Therapeutics, and Douglas H. Altschuler.++
10.45	(30)	Letter Agreement, dated December 29, 2001 by and between Nektar Therapeutics and Dr. Arnold J. Repta.++
10.46	(30)	Nektar Therapeutics Severance Benefit Plan.++
10.47	(31)	Key Employee Agreement, dated June 29, 2001, by and between Nektar Therapeutics AL, Corporation and J. Milton Harris.++
21.1	(30)	Subsidiaries of Nektar Therapeutics.
23.1	(30)	Consent of Ernst & Young LLP, independent auditors.
24.1	(30)	Power of Attorney. Reference is made to signature page.
99.1	(31)	Certification of Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment with respect to specific portions are omitted and filed separately with the SEC.
++	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
(2)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Registration Statement on Form S-1 (No. 33-75942), as amended.
(3)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Registration Statement on Form S-1 (No. 33-89502), as amended.
(4)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.
(5)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 1995.
(6)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.
(7)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
(8)	Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-3 (No. 333-20787).
(9)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Registration Statement on Form S-3 (No. 333-68897), as amended.
(10)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
(11)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Registration Statement on Form S-3 (No. 333-94161), as amended.
(12)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 1999.
(13)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(14)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
(15)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 11, 2001.
(16)	Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-3 (No. 333-53678), filed on January 12, 2001.

(17)	Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-8 (No. 333-103040), filed on February 7, 2003.
(18)	Incorporated by reference to Nektar Therapeutics’ Annual Report on Form 10-K, as amended, for the year ended December 31, 2000.
(19)	Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on June 4, 2001.
(20)	Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on July 10, 2001.
(21)	Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-8 (No. 333-55032), filed on February 6, 2001.
(22)	Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-8 (No. 333-67342), filed on August 10, 2001.
(23)	Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-8 (No. 333-71936), filed on October 19, 2001, as amended.
(24)	Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on January 8, 2002.
(25)	Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-8 (No. 333-76638), filed on January 11, 2002.
(26)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(27)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
(28)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 23, 2003.
(29)	Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-8 (No. 333-98321), filed on August 19, 2002.
(30)	Previously Filed.
(31)	Filed herewith.

(b) Reports on Form 8-K for the three-month period ending December 31, 2002:

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nektar Therapeutics

By:	/s/ AJIT S. GILL
Ajit S. Gill
Chief Executive Officer, President and Director

Date: May 13, 2003

By:	/s/ AJAY BANSAL
Ajay Bansal
Vice President, Finance and Administration and Chief Financial Officer

Date: May 13, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ AJIT S. GILL	President, Chief Executive Officer	May 13, 2003
Ajit S. Gill	and Director (Principal Executive Officer)

*	Executive Chairman of the Board of Directors	May 13, 2003
Robert B. Chess

/s/ AJAY BANSAL	Vice President, Finance and Administration	May 13, 2003
Ajay Bansal	and Chief Financial Officer (Principal Financial and
Accounting Officer)

*	Founder, Chief Scientific Officer and Director	May 13, 2003
John S. Patton, Ph.D.

*
Michael A. Brown	Director	May 13, 2003

*
James B. Glavin	Director	May 13, 2003

*		Director	May 13, 2003
Christopher A. Kuebler

*			May 13, 2003
Irwin Lerner		Director

*			May 13, 2003
Melvin Perelman, Ph.D.		Director

*			May 13, 2003
Roy A. Whitfield		Director

*By:	/s/ AJAY BANSAL
Ajay Bansal Attorney-in-Fact

OFFICER CERTIFICATION
PURSUANT TO SECTION 302(A)
OF THE SARBANES-OXLEY ACT OF 2002

I, Ajit S. Gill, certify that:

1.            I have reviewed this annual report on Form 10-K/A Amendment No. 1 of Nektar Therapeutics; and

2.            Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

Date: May 13, 2003

/s/ AJIT S. GILL
Ajit S. Gill
Chief Executive Officer, President and Director

OFFICER CERTIFICATION
PURSUANT TO SECTION 302(A)
OF THE SARBANES-OXLEY ACT OF 2002

I, Ajay Bansal, certify that:

1.            I have reviewed this annual report on Form 10-K/A Amendment No. 1 of Nektar Therapeutics; and

2.            Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

Date: May 13, 2003

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

Agreement and Plan of Merger and Reorganization, dated May 22, 2001, by and among Nektar Therapeutics, Square Acquisition Corporation, Shearwater Corporation, Certain Shareholders of Shearwater Corporation and J. Milton Harris as Shareholders’ Agent.

2.4	(20)

Amendment to Agreement and Plan of Merger and Reorganization, dated June 21, 2001, by and among Nektar Therapeutics, Square Acquisition Corp., Shearwater Corporation, J. Milton Harris, as Shareholders’ Agent and a Designated Shareholder, and Puffinus, L.P.

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

4.17	(16)	Indenture, dated October 17, 2000, by and between Nektar Therapeutics, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.
4.18	(19)	Rights Agreement, dated as of June 1, 2001, by and between Nektar Therapeutics and Mellon Investor Services LLC., as Rights Agent.
4.19	(19)	Form of Right Certificate.
4.20	(24)	Preferred Stock Purchase Agreement, dated January 7, 2002, by and between Nektar Therapeutics and Enzon Pharmaceuticals, Inc.
4.21	(27)	Common Stock Purchase Agreement, dated June 7, 2002, by and between Nektar Therapeutics and AFAC Equity L.P.
4.22	(27)	Common Stock Purchase Agreement, dated July 9, 2002, by and between Nektar Therapeutics and AFAC Equity L.P.
4.23	(30)	Common Stock Purchase Agreement, dated December 6, 2002, by and between Nektar Therapeutics and AFAC Equity L.P.
10.1	(6)	Nektar Therapeutics’ 1994 Non-Employee Directors’ Stock Option Plan, as amended.
10.2	(29)	Nektar Therapeutics’ 1994 Employee Stock Purchase Plan, as amended and restated.++
10.3	(2)	Standard Industrial Lease, dated September 17, 1992, as amended September 18, 1992, by and between Nektar Therapeutics and W.F. Batton & Co., Inc.
10.4	(2)	Addendum IV to Lease dated September 17, 1992, dated April 1, 1994, by and among Nektar Therapeutics, W.F. Batton and Marie A. Batton.
10.5	(5)	Amendment Agreement Number One to Lease dated September 17, 1992, dated October 20, 1995, by and between Nektar Therapeutics and W.F. Batton & Co., Inc.
10.6	(5)

Amendment Agreement Number Two to Lease dated September 17, 1992, dated November 15, 1995, by and among Nektar Therapeutics, W.F. Batton and Marie A. Batton, Trustees of the W.F. Batton and Marie A. Batton Trust UTA dated January 12, 1998 (“Batton Trust”).

10.7	(10)	Amendment Agreement Number Three to Lease dated September 17, 1992, dated February 14, 1996, by and between Nektar Therapeutics and Batton Trust.
10.8	(10)	Amendment Agreement Number Four to Lease dated September 17, 1992, dated September 15, 1996, by and between Nektar Therapeutics and Batton Trust.
10.9	(2)	Sublicense Agreement, dated September 13, 1991, by and between Nektar Therapeutics and John S. Patton.++
10.10	(4)	Stock Purchase Agreement, dated March 1, 1996, by and between Nektar Therapeutics and Baxter World Trade Corporation.
10.11	(7)	Sublease and Lease Agreement, dated October 2, 1996, by and between Nektar Therapeutics and T.M.T. Associates L.L.C. (“Landlord”).
10.12	(10)	First Amendment to Sublease and Lease Agreement dated October 2, 1996, dated October 30, 1996, by and between Nektar Therapeutics and Landlord.
10.13	(10)	Letter Agreement amending Sublease and Lease Agreement dated October 2, 1996, dated April 9, 1997, by and between Nektar Therapeutics and Landlord.
10.14	(10)	Third Amendment to Sublease and Lease Agreement dated October 2, 1996, dated April 16, 1997, by and between Nektar Therapeutics and Landlord.
10.15	(10)	Fourth Amendment to Sublease and Lease Agreement dated October 2, 1996, dated November 5, 1997, by and between Nektar Therapeutics and Landlord.
10.16	(12)	Sublease, dated November 3, 1999, by and between Webvan Group, Inc., as sublessor, and Nektar Therapeutics, as sublessee.
10.17	(14)	Nektar Therapeutics’ 2000 Equity Incentive Plan, as amended.++

10.18	(14)	Nektar Therapeutics’ Stock Option Agreement issued in accordance with Nektar Therapeutics’ 2000 Equity Incentive Plan, as amended.++
10.19	(14)

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

10.21	(14)	Build-To-Suit Lease, made and entered into as of September 14, 2000, by and between Inhale 201 Industrial Road, L.P., a California limited partnership, as Landlord, and Nektar Therapeutics, as Tenant.
10.22	(14)	Amendment to Lease, dated October 3, 2000, by and between Inhale 201 Industrial Road, L.P., a California limited partnership, as Landlord, and Nektar Therapeutics, as Tenant.
10.23	(14)	Parking Lease Agreement, entered into as of September 14, 2000, by and between Inhale 201 Industrial Road, L.P., a California limited partnership, as Landlord, and Nektar Therapeutics, as Tenant.
10.24	(17)	Nektar Therapeutics’ 2000 Non-Officer Equity Incentive Plan.++
10.25	(23)	Nektar Therapeutics 2000 Non-Officer Equity Incentive Plan Stock Option Agreement (Nonstatutory Stock Option).++
10.26	(23)	Nektar Therapeutics 2000 Non-Officer Equity Incentive Plan Stock Option Agreement (Nonstatutory (Unapproved) Stock Option).
10.27	+(18)	Manufacturing and Supply Agreement, dated August 16, 2000, by and among Nektar Therapeutics, Tech Group North America and Bespak Europe, LTD.
10.28	(21)	The Bradford Particle Design plc Approved Employee Share Option Scheme.
10.29	(21)	Form of The Bradford Particle Design plc Approved Employee Share Option Scheme Option Certificate.
10.30	(21)	The Bradford Particle Design plc Unapproved Employee Share Option Scheme.
10.31	(21)	Form of The Bradford Particle Design plc Unapproved Employee Share Option Scheme Option Certificate.
10.32	(21)	Form of Agreement Granting an Enterprise Management Incentives Option.
10.33	(21)	Agreement Granting Options, dated November 5, 1999, by and between Mr. Joseph F. Bohan and Bradford Particle Design plc.
10.34	(21)	Agreement Granting Options, dated October 27, 2000, by and between Mr. Joseph F. Bohan and Bradford Particle Design plc.
10.35	(22)	Shearwater Corporation 1996 Nonqualified Stock Option Plan.
10.36	(22)	Amendment, effective May 22, 1998, to the 1996 Nonqualified Stock Option Plan of Shearwater Corporation.
10.37	(22)	Second Amendment, effective February 26, 2000, to the 1996 Nonqualified Stock Option Plan of Shearwater Corporation.
10.38	(22)	Third Amendment, effective October 5, 2000, to the 1996 Nonqualified Stock Option Plan of Shearwater.
10.39	(22)	Fourth Amendment, effective June 22, 2001, to the 1996 Nonqualified Stock Option Plan of Shearwater Corporation.
10.40	(22)	Form of Shearwater Corporation Nonqualified Stock Option Agreement.
10.41	(22)	Form of June 2001 Amendment to Shearwater Corporation Nonqualified Stock Option Agreement.
10.42	(25)	Nektar Therapeutics 401(k) Retirement Plan.++
10.43	(25)	Non-Standardized Adoption Agreement No. 001 for use with Nektar Therapeutics 401(k) Retirement Plan.
10.44	+(27)	Letter Agreement, dated July 31, 2002, by and between Nektar Therapeutics, and Douglas H. Altschuler.++

10.45	(30)	Letter Agreement, dated December 29, 2001 by and between Nektar Therapeutics and Dr. Arnold J. Repta.++
10.46	(30)	Nektar Therapeutics Severance Benefit Plan.++
10.47	(31)	Key Employee Agreement, dated June 29, 2001, by and between Nektar Therapeutics AL, Corporation and J. Milton Harris.++
21.1	(30)	Subsidiaries of Nektar Therapeutics.
23.1	(30)	Consent of Ernst & Young LLP, independent auditors.
24.1	(30)	Power of Attorney. Reference is made to signature page.
99.1	(31)	Certification of Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment with respect to specific portions are omitted and filed separately with the SEC.
++	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
(2)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Registration Statement on Form S-1 (No. 33-75942), as amended.
(3)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Registration Statement on Form S-1 (No. 33-89502), as amended.
(4)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.
(5)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 1995.
(6)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.
(7)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
(8)	Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-3 (No. 333-20787).
(9)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Registration Statement on Form S-3 (No. 333-68897), as amended.
(10)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
(11)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Registration Statement on Form S-3 (No. 333-94161), as amended.
(12)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 1999.
(13)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(14)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
(15)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 11, 2001.
(16)	Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-3 (No. 333-53678), filed on January 12, 2001.
(17)	Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-8 (No. 333-103040), filed on February 7, 2003.
(18)	Incorporated by reference to Nektar Therapeutics’ Annual Report on Form 10-K, as amended, for the year ended December 31, 2000.
(19)	Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on June 4, 2001.
(20)	Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on July 10, 2001.
(21)	Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-8 (No. 333-55032), filed on February 6, 2001.

(22)	Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-8 (No. 333-67342), filed on August 10, 2001.
(23)	Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-8 (No. 333-71936), filed on October 19, 2001, as amended.
(24)	Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on January 8, 2002.
(25)	Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-8 (No. 333-76638), filed on January 11, 2002.
(26)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(27)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
(28)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 23, 2003.
(29)	Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-8 (No. 333-98321), filed on August 19, 2002.
(30)	Previously Filed.
(31)	Filed herewith.