Form 10-Q
period 2003-03-31
NEKTAR THERAPEUTICS
filed 2003-05-13
CIK 906709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2003
or,
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

Inhale Therapeutic Systems, Inc.
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12B-2 of the Exchange Act). Yes  ☒ No  ☐

Applicable Only to Corporate Issuers

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 55,690,924 as of April 30, 2003.

NEKTAR THERAPEUTICS

Forward - Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of this periodic report, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including but not limited to the risk factors set forth below and for the reasons described elsewhere in this periodic report. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof and we do not intend to update any forward-looking statements except as required by law or applicable regulations.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share information)

	March 31, 2003	December 31, 2002
	(unaudited)	*
ASSETS
Current assets:
Cash and cash equivalents	$21,526	$34,879
Short-term investments	229,986	259,090
Accounts receivable	6,775	4,370
Other current assets	12,150	12,650
Total current assets	270,437	310,989

Property and equipment, net	142,706	143,452
Goodwill	130,120	130,120
Other intangible assets, net	14,343	15,470
Deposits and other assets	6,338	6,607
Total assets	$563,944	$606,638

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,593	$8,655
Accrued research and development	8,071	10,359
Accrued general and administrative	4,396	5,758
Accrued compensation	7,695	11,617
Other accrued liabilities	368	466
Interest payable	4,617	3,762
Capital lease obligations - current	1,062	1,008
Deferred revenue	8,322	22,040
Total current liabilities	41,124	63,665

Convertible subordinated notes and debentures	299,149	299,149
Capital lease obligations - noncurrent	31,488	31,862
Other long-term liabilities	2,796	3,159
Accrued rent	2,052	2,033

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred Stock, 10,000 shares authorized Series A, $0.0001 par value: 3,100 shares designated; no shares issued or outstanding at March 31, 2003 and December 31, 2002.	—	—
Convertible Series B, $0.0001 par value: 40 shares designated; 40 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively. Liquidation preference of $40,000 at March 31, 2003 and December 31, 2002.	40,000	40,000
Common stock, $0.0001 par value; 300,000 authorized; 55,676 shares and 55,553 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively.	6	6
Capital in excess of par value	715,273	714,680
Deferred compensation	(128)	(239)
Accumulated other comprehensive income	1,478	1,668
Accumulated deficit	(569,294)	(549,345)
Total stockholders’ equity	187,335	206,770
Total liabilities and stockholders’ equity	$563,944	$606,638

(*)                                 The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date which are included in our Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission and as amended. This balance sheet does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

NEKTAR THERAPEUTICS

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

(unaudited)

	Three-Months Ended March 31,
	2003	2002
Revenue:
Contract research revenue	$18,393	$21,301
Product sales	7,135	5,445
Total revenue	25,528	26,746

Operating costs and expenses:
Cost of goods sold	4,622	1,890
Research and development	32,141	41,927
General and administrative	5,178	5,381
Amortization of other intangible assets	1,127	1,127
Total operating costs and expenses	43,068	50,325

Loss from operations	(17,540)	(23,579)

Other income/(expense), net	119	(88)
Interest income	1,624	2,800
Interest expense	(4,152)	(4,189)

Net loss	$(19,949)	$(25,056)

Basic and diluted net loss per share	$(0.36)	$(0.45)

Shares used in computing basic and diluted net loss per share	55,601	55,143

See accompanying notes.

NEKTAR THERAPEUTICS

 CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase/(Decrease) in Cash and Cash Equivalents

(in thousands)

(unaudited)

	Three-Months Ended March 31,
	2003	2002
Cash flows used in operating activities:
Net loss	$(19,949)	$(25,056)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,014	3,111
Amortization of other intangible assets	1,127	1,127
Amortization of debt issuance costs	318	317
Amortization of deferred compensation	111	175
Non-cash compensation for employee retirement plans	259	249
Stock-based compensation for services rendered	22	30
Changes in assets and liabilities:
(Increase)/decrease in accounts receivable, other current assets, and other assets	(1,808)	1,128
(Decrease) in accounts payable and other accrued liablities	(9,228)	(2,885)
Increase/(decrease) in deferred revenue	(13,771)	2,775
Net cash used in operating activities	(39,905)	(19,029)

Cash flows from investing activities:
Purchases of short-term investments	(54,733)	(94,714)
Sales of short-term investments	13,533	40,408
Maturities of short-term investments	70,125	57,995
Purchases of property and equipment	(2,331)	(4,720)
Net cash provided by/(used in) investing activities	26,594	(1,031)

Cash flows from financing activities:
Payments of loan and capital lease obligations	(354)	(279)
Issuance of preferred stock	—	40,000
Issuance of common stock, net of issuance costs	312	254

Net cash provided by/ (used in) financing activities	(42)	39,975

Net increase/(decrease) in cash and cash equivalents	(13,353)	19,915

Cash and cash equivalents at beginning of period	34,879	30,814

Cash and cash equivalents at end of period	$21,526	$50,729

See accompanying notes.

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

(unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies

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

We are working to become one of the world’s leading drug delivery products based companies by providing a portfolio of technologies and expertise that will enable us and our pharmaceutical partners to improve drug performance throughout the drug development process. We have been unprofitable since inception and forecast incurring substantial operating losses over the next few years.

The accompanying unaudited condensed consolidated financial statements of Nektar have been prepared by management in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of March 31, 2003, the condensed consolidated statements of operations for the three-months ended March 31, 2003 and 2002, and the consolidated statements of cash flows for the three-months ended March 31, 2003 and 2002 have been prepared by us without audit, but include all adjustments (consisting only of normal recurring adjustments) which we consider necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Although we believe that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the SEC and as amended.

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

Principles of Consolidation

Our consolidated financial statements include the financial statements of our subsidiaries: Nektar Therapeutics AL, Corporation (“Nektar AL”), formerly Shearwater Corporation; Nektar Therapeutics UK, Ltd. (“Nektar UK”), formerly Bradford Particle Design, Ltd.; Inhale Therapeutic Systems Deutschland Gmbh (“Inhale Germany”); and Inhale Therapeutic Systems, U.K. Limited (“Inhale UK”), as well as the financial statements of a real estate partnership lessor.

Our consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting our consolidated financial results. The process by which each foreign subsidiary’s financial results are translated into U.S. dollars is as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects consolidated balance sheet in accumulated other comprehensive gain/loss of the stockholders’ equity section. To date such cumulative translation adjustments have not been material to our consolidated financial position.

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

Our account receivable balance contains trade receivables from product sales and collaborative research agreements. At March 31, 2003, four partners each represented over 10% of our accounts receivable balance for a combined total of 81% of this balance.  At December 31, 2002, two partners each represented over 10% of our accounts receivable.  We have not experienced significant credit losses from our accounts receivable or collaborative research agreements, and none are currently expected. We perform a regular review of our customer’s activity and associate credit risks and do not require collateral from our customers.

In addition, we are dependent on our partners, vendors and contract manufacturers to provide raw materials, drugs and devices of appropriate quality and reliability and to meet applicable regulatory requirements. Consequently, in the event that supplies are delayed or interrupted for any reason, our ability to develop our products could be impaired, which could have a material adverse effect on our business, financial position and results of operation.

We are dependent on Pfizer Inc. as the source of a significant proportion of our revenue. Contract research revenue from Pfizer represented 54% and 60% of our revenue for the three-months ended March 31, 2003 and 2002, respectively. Since Pfizer advances the costs of research at the beginning of each quarter, they are not a component of our accounts receivable at March 31, 2003. The termination of this collaboration could have a material adverse effect on our financial position and results of operations.

Should the Pfizer collaboration be discontinued prior to the launch of inhaleable insulin, we will need to find alternative funding sources to replace the collaborative revenue and will need to reassess the realizability of assets capitalized. Additionally, we would have contingent payments to our contract manufacturers including reimbursing them for their capital outlay to the extent that they cannot re-deploy their assets and we may also incur additional liabilities.

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring, discontinued operations, plant closings, or other exit or disposal activities.  SFAS 146 requires companies to recognize costs related to exiting an activity or to a restructuring not be recognized until the liability is incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 will be applied prospectively to exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 on January 1, 2003 did not have a material impact on our financial position or results of operations.

In November 2002, the FASB issued Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements, and provides new disclosure requirements regarding indemnification provisions, including indemnification provisions typically included in a license arrangement. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and that the company must disclose that information in its financial statements. However, the provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002.  Our adoption of FIN 45 did not have a material impact on our financial position or results of operations.

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure provisions of SFAS 123 and Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The statement does not amend SFAS 123 to require companies to account for employee stock options using the fair value method. The Statement’s amendment of the transition and annual disclosure requirement of SFAS 123 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.

We have elected to continue to follow the intrinsic value method of accounting as prescribed by APB 25, Accounting for Stock Issued to Employee, to account for employee stock options.  Under APB 25, no compensation expense is recognized unless the exercise price of our employee stock options is less than the market price of the underlying stock on the date of grant.  We have not recorded such expenses in the periods presented because we granted options at the fair market value of the underlying stock on the date of grant.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 requires a variable interest entity to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. In October 2000, we entered into a build-to-suit lease transaction with a real estate partnership to finance and manage construction of our San Carlos research and office facility. We have fully consolidated this entity in our consolidated financial statements since inception. Accordingly, the adoption of FIN 46 does not have an impact on our financial position or results of operations.

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

At March 31, 2003, all investments are designated as available-for-sale and are carried at fair value, with unrealized gains and losses reported in stockholders’ equity as accumulated other comprehensive income/(loss).  The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities, if any, are included in interest income. The cost of securities sold is based on the specific identification method.  Interest and dividends on securities classified as available-for-sale are included in interest income.

Inventories

Inventories are included in other current assets on the balance sheet and consist primarily of raw materials, work-in-process and finished goods of our Nektar AL location. Inventories are stated at the lower of cost (first-in, first-out method) or market, and consists of the following (in thousands):

	March 31, 2003	December 31, 2002
Raw material	$3,267	$2,825
Work-in-process	400	228
Finished goods	2,157	3,256
Total inventories	$5,824	$6,309

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

Goodwill

We currently operate as a single reporting unit and all of our goodwill is associated with the entire company. Goodwill is tested for impairment at least annually, or on an interim basis if an event occurs or circumstances change that would more-likely-than-not reduce the fair value below our carrying value. Goodwill is tested for impairment using a two-step approach. The first step is to compare our fair value to our carrying amount, including goodwill. If the fair value is greater than the carrying amount, goodwill is not considered impaired and the second step is not required. If the fair value is less than the carrying amount, the second step of the impairment test measures the amount of the impairment loss, if any. The second step of the impairment test is to compare the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. The implied fair value of goodwill is calculated in the same manner that goodwill is calculated in a business combination, whereby the fair value is allocated to all of the assets and liabilities (including any unrecognized intangible assets) as if they had been acquired in a business combination and the fair value was the purchase price. The excess “purchase price” over the amounts assigned to assets and liabilities would be the implied fair value of goodwill.

In conjunction with the implementation of SFAS 142, we performed an impairment test of goodwill as of January 1, 2002, which did not result in an impairment charge upon adoption. We performed the annual test as of October 1, 2002, which did not result in an impairment charge. We will perform this annual test on October 1 of future years or more frequently if indicators of potential impairment exist.   As of March 31, 2003, no indicators of potential impairment existed.  No such impairment losses have been recorded to date.

Other Intangible Assets

Acquired technology and other intangible assets with definite useful lives are amortized on a straight-line basis over a period of five years.  Other intangible assets include proprietary technology, intellectual property, and supplier and customer relationships acquired from third parties or in business combinations.  Intangible assets are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. We periodically evaluate whether changes have occurred that would require revision of the remaining estimated useful lives of these assets or otherwise render the assets unrecoverable. If such an event occurred, we would determine whether the other intangibles are impaired. As of March 31, 2003, no indicators of potential impairment existed.  No such impairment losses have been recorded to date.

Comprehensive Gain/Loss

Comprehensive loss is comprised of net loss and other comprehensive gain/loss for the three-months ended March 31, 2003 and 2002. Other comprehensive gain included unrealized gains/losses on available-for-sale securities, translation adjustments and unrealized gains/losses on available-for-sale securities using the specific identification method. The comprehensive loss consists of the following components (in thousands):

	Three-Months Ended March 31,
	2003	2002
Net loss	$(19,949)	$(25,056)
Changes in net unrealized gains/(losses) on available for sale securities	(9)	(1,466)
Net unrealized loss reclassified into earnings	(18)	(102)
Translation adjustment	(163)	(148)
Total comprehensive loss	$(20,139)	$(26,772)

The components of accumulated other comprehensive income are as follows (in thousands):

	March 31, 2003	December 31, 2002
Unrealized gains on available-for-sale securities	$1,247	$1,273
Translation adjustment	231	395
Total accumulated other comprehensive income	$1,478	$1,668

Stock-Based Compensation

We grant stock options to our employees at an exercise price equal to the fair value of the shares at the date of grant and we account for these stock option grants in accordance with APB 25, Accounting for Stock Issued to Employees and related interpretations. Under this opinion, no stock-based employee compensation expense is charged for options that were granted at an exercise price that was equal to the market value of the underlying Common Stock on the date of grant. Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if we had accounted for our employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three-Months Ended March 31,
	2003	2002
Risk-free interest rate	2.9%	3.8%
Dividend yield	0.0%	0.0%
Volatility Factor	0.795	0.743
Weighted average expected life	5 years	5 years

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

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands, except per share information):

	Three-Months Ended March 31,
	2003	2002
Net loss, as reported	$(19,949)	$(25,056)
Add: stock-based employee compensation included in reported net loss	111	175
Deduct: total stock-based employee compensation expense determined under fair value methods for all awards	(10,760)	(17,252)
Pro forma net loss	$(30,598)	$(42,133)

Earnings per share
Basic and diluted, as reported	$(0.36)	$(0.45)
Basic and diluted, pro forma	$(0.55)	$(0.76)

Stock compensation expense for options granted to non-employees has been determined in accordance with SFAS 123 and Emerging Issues Task Force No. 96-18 as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The fair value of options granted to non-employees is re-measured as the underlying options vest.

Revenue Recognition

Contract revenue from collaborative research agreements is recorded when earned based on the performance requirements of the contract. Revenue from non-refundable upfront license fees and certain guaranteed payments where we continue involvement through collaborative development are deferred and recognized as revenue over the period of continuing involvement.  Revenue from grants and feasibility arrangements are recognized as the related costs are incurred. Our research revenue is derived primarily from clients in the pharmaceutical and biotechnology industries and consists of reimbursement of development costs, reimbursement of certain expenses, payment of clinical supplies and amortization of milestones. Costs of contract research revenue approximate such revenue and are included in research and development expenses. Payments received from milestone achievements are deferred and recorded as revenue ratably over the next period of continued development.  Advance payments for research and development revenue received in excess of amounts earned are classified as deferred revenue until earned.

Revenue from product sales is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable, and collectability is reasonably assured. Allowances, if any, are established for uncollectible amounts, estimated product returns and discounts.

Research and Development

Research and development costs are expensed as incurred and include salaries, benefits, and other operating costs. We perform research and development for others pursuant to feasibility agreements and development and license agreements. Under these feasibility agreements, we are generally reimbursed for the cost of work performed. Feasibility agreements are designed to evaluate the applicability of our technologies to a particular molecule and therefore are generally completed in less than one year. Under our development and license agreements, products developed using our technologies are commercialized with a collaborative partner. Under these development agreements, we may be reimbursed for development costs, may also be entitled to milestone payments when and if certain development milestones are achieved, are compensated for the manufacture and supply of clinical and commercial product and receive royalties on sales of commercialized products. All of our research and development agreements are generally cancelable by the partner without significant financial penalty.

Segment Reporting

We report segments in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS 131 requires the use of a management approach in identifying segments of an enterprise. We are organized and operate as one operating segment.

Our research revenue is derived primarily from clients in the pharmaceutical and biotechnology industries. Contract research revenue from Pfizer represented 54% and 60% of our revenue for the three-months ended March 31, 2003 and 2002, respectively. Product sales relate to sale of our manufactured Advanced PEGylation products.

Our accounts receivable balance contains trade receivables from product sales and collaborative research agreements. At March 31, 2003, four partners each represented over 10% of our accounts receivable balance for a combined total of 81% of this balance.  At December 31, 2002, two partners each represented over 10% of our accounts receivable.

Net Loss Per Share

In accordance with SFAS 128, Earnings Per Share, basic and diluted net loss per share have been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. Had we been in a net income position, diluted earnings per share would have included outstanding options, warrants and convertible debentures and notes.

Accounting for Income Taxes

We account for income taxes under SFAS No. 109, Accounting for Income Taxes. Under SFAS 109, the liability method is used in accounting for income taxes.  Currently there is no provision for income taxes as we have only incurred operating losses to date.

Note 2 - Other Intangible Assets

The components of our other intangible assets at March 31, 2003, are as follows (in thousands, except for years):

	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net

Core technology	5	$8,100	$2,835	$5,265
Developed product technology	5	2,900	1,015	1,885
Intellectual property	5-7	7,301	3,262	4,039
Supplier and customer relations	5	5,140	1,986	3,154
Total		$23,441	$9,098	$14,343

Amortization expense related to other intangible assets totaled $1.1 million for each of the three-months ended March 31, 2003 and 2002. The following table shows expected future amortization expense for other intangible assets until they are fully amortized (in thousands):

Years Ending December 31,
Remainder of 2003	$3,380
2004	4,507
2005	4,507
2006	1,949
Total	$14,343

Note 3 – Restructuring

In December 2002, we recorded a charge of $2.6 million related to a workforce reduction of 73 employees, which represents about 10% of our base employees. The $2.6 million charge included $1.7 million in severance compensation, $0.5 million in health benefits and $0.3 million in out placement services. Approximately $0.1 million was non-cash related to stock compensation. During December 2002, $0.9 million was paid out associated with severance and other employee benefits. At December 31, 2002, we had a remaining accrual of $1.6 million of which $1.4 million was paid out during the three-months ended March 31, 2003. The remaining $0.2 million is expected to be paid out during the three-months ending June 30, 2003. The activity in the restructuring balance was as follows at March 31, 2003 (in thousands):

Employee Severance and Other Benefits
Balance at December 31, 2002	$1,577
Cash payments	(1,351)
Balance at March 31, 2003	$226

Note 4 - Commitments and Contingencies

On August 30, 2002, a complaint was filed by David F. Kachensky in the Circuit Court of Madison County, Alabama, against J. Milton Harris, James R. Hudson, Jr., Inhale Therapeutic Systems, Inc. (now Nektar Therapeutics), and Shearwater Corporation (now Nektar Therapeutics AL, Corporation). Dr. Harris is the president of our Nektar Therapeutics AL, Corporation. Among other things, the Complaint alleged that the Defendants breached an agreement allegedly entered into by and between certain of the defendants and the plaintiff prior to our acquisition of Shearwater, whereby the defendants allegedly agreed, among other things, to convey to the plaintiff five percent (5%) of the capital stock of Shearwater outstanding as of December 1997 in exchange for certain work and consideration from plaintiff. The Complaint sought damages in the amount of approximately $15 million. On October 7, 2002, the defendants filed answers to the Complaint denying the allegations and asserting affirmative defenses. On April 1, 2003, the defendants filed a motion for summary judgment as to all claims.  On April 2, 2003, the parties engaged in a mediation that resulted in a settlement of all claims and an agreement to dismiss the complaint.  The dismissal should be filed shortly. The settlement was reflected in our results of operations for the three-months ended March 31, 2003, and did not have a material effect on our business.

From time to time, we may be involved in other lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with the SFAS 5, Accounting for Contingencies, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonable estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, ruling, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to the legal matters pending against us, as well as adequate provisions for any probable and estimable losses. If any unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations of that period. We believe that, given our current liquidity and cash and investment balances, even if we receive an adverse judgment with respect to litigation that we are currently a party to, such judgment would not have a material impact on cash and investments or liquidity.

Note 5 - Guarantees and Indemnification

The following is a summary of our agreements that we have determined are within the scope of the FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other’s which are specifically grandfathered because the guarantees were in effect prior to December 31, 2002.  In accordance with this interpretation, we have no liabilities recorded for these agreements as of March 31, 2003, except as noted below.

Director and Officer Indemnifications

As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a Director and Officer insurance policy that may limit our exposure and may enable us to recover a portion of any future amounts paid. Assuming the applicability of this coverage, the willingness of the insurer to assume coverage and subject to certain retention, loss limits and other policy provisions, we believe any obligations to our directors and officers are not material. However, no assurances can be given that the covering insurers will not attempt to dispute the validity, applicability or amount of coverage without expensive litigation against these insurers, in which case we may incur substantial liabilities as a result of these indemnification obligations.

Lease Restoration

We have several operating leases for our facilities in multiple locations. In the event that we do not exercise our option to extend the term of a lease, we guarantee certain costs to restore the property to certain conditions in place at the time of lease. We believe the estimated fair value of this guarantee is minimal.

Strategic Alliance—Enzon Pharmaceuticals, Inc.

In January 2002, we announced a broad strategic alliance with Enzon Pharmaceuticals, Inc that included a collaboration to develop three products using our particle engineering technologies. Under the terms of the agreement, we are responsible for the development of drug formulations for the agreed upon pharmaceutical agents. We are required to self-fund a portion of these costs. As of March 31, 2003, we are required to internally fund $15.4 million in the coming years without reimbursement for research and development expenses. Costs incurred to date of  $1.6 million have been included in our research and development expenses. After our funding requirement has been met, Enzon will provide research and development funding as well as milestone payments as the program progresses through clinical testing.

Manufacturing and Supply Agreement with Contract Manufacturers

In August 2000, we entered into a Manufacturing and Supply Agreement with our contract manufacturers to provide for the manufacturing of our pulmonary inhaler for Exubera® (inhaleable insulin). Under the terms of the Agreement, we may be obligated to reimburse the contract manufacturers for the actual unamortized and unrecovered portion of any equipment procured or facilities established and the interest accrued for their capital overlay, or under certain circumstances, to the extent that the contract manufactures cannot re-deploy the assets in the event that Exubera does not gain FDA approval. While we would expect such payments would be significant, at the present time it is not possible to accurately estimate the loss that will occur should Exubera not be approved. We have also agreed to defend, indemnify and hold harmless the contract manufacturers from and against third party liability arising out of the Agreement, including product liability and infringement of intellectual property. There is no limitation on the potential amount of future payments we could be required to make under these indemnification obligations. We have never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. If any of our indemnification obligations is triggered, we may incur substantial liabilities.

Security Agreement with Pfizer Inc.

In connection with the Collaboration, Development and License Agreement (“CDLA”) dated January 18, 1995 that we entered into with Pfizer Inc, for the development of the Exubera product, we entered into a Security Agreement pursuant to which our obligations under the CDLA and certain Manufacturing and Supply Agreements related to the manufacture and supply of powdered insulin and pulmonary inhaler devices for the delivery of powdered insulin, are secured. Our default under any of these agreements triggers Pfizer’s rights with respect to property relating solely to, or used or which will be used solely in connection with, the development, manufacture, use and sale of Exubera including proceeds from the sale or other disposition of the property.

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

License, Manufacturing and Supply Agreements for Products Based on our Advanced PEGylation Technology

As part of our license, manufacturing and supply agreements with our partners for the development and/or manufacture and supply of polyethylene glycol (“PEG”) reagents based on our Advanced PEGylation technology, we generally agree to defend, indemnify and hold harmless our partners from and against third party liabilities arising out of the agreement, including product liability and infringement of intellectual property. The term of these indemnification obligations is generally perpetual any time after execution of the agreement. There is no limitation on the potential amount of future payments we could be required to make under these indemnification obligations. We have never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. If any of our indemnification obligations is triggered, we may incur substantial liabilities.

Note 6 - Preferred Stock

We have authorized 10,000,000 shares of Preferred Stock, each share having a par value of $0.0001. Three million one hundred thousand (3,100,000) shares of Preferred Stock are designated Series A Junior Participating Preferred Stock (the “Series A Preferred Stock”) and forty thousand (40,000) shares of Preferred Stock are designated as Series B Convertible Preferred Stock (the “Series B Preferred Stock”).

Series A Preferred Stock

On June 1, 2001 the Board of Directors approved the adoption of a Share Purchase Rights Plan (the “Plan”). Terms of the Plan provide for a dividend distribution of one preferred share purchase right (a “Right”) for each outstanding share of our Common Stock (the “Common Shares”). The Rights have certain anti-takeover effects and will cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by our Board of Directors. The dividend distribution was payable on June 22, 2001 (the “Record Date”) to the stockholders of record on that date. Each Right entitles the registered holder to purchase from us one one-hundredth of a share of Series A Preferred Stock at a price of $225.00 per one one-hundredth of a share of Series A Preferred Stock (the “Purchase Price”), subject to adjustment. Each one one-hundredth of a share of Series A Preferred Stock has designations and powers, preferences and rights, and the qualifications, limitations and restrictions which make its value approximately equal to the value of a Common Share.

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

Series B Convertible Preferred Stock

In connection with a strategic alliance with Enzon Pharmaceuticals, Inc., we entered into a Preferred Stock Purchase Agreement pursuant to which we sold to Enzon and Enzon purchased from us forty thousand (40,000) shares of non-voting Series B Preferred Stock at a purchase price of one thousand dollars ($1,000) per share for an aggregate purchase price of forty million dollars ($40,000,000). A Certificate of Designation filed with the Secretary of State of Delaware sets forth the rights, privileges and preferences of the Series B Preferred Stock. Pursuant to the Certificate of Designation, the Series B Preferred Stock does not have voting rights. The Series B

Preferred Stock is convertible, in whole or in part, into that number of shares of our Common Stock (the “Conversion Shares”) equal to the quotient of $1,000 per share divided by the Conversion Price. The “Conversion Price” shall initially be equal to $22.79 per share or 125% of the Closing Price and at no time can the Preferred Stock convert into shares of Common Stock at a discount to the Closing Price. The “Closing Price” equals $18.23 per share and was based upon the average of our closing bid prices as listed on the NASDAQ National Market for the twenty (20) trading days preceding the date of the closing of the transaction.

The Series B Preferred Stock is convertible at the option of the holder after the first anniversary of the original issuance of the Series B Preferred Stock (the “Original Issue Date”) or, if earlier, upon a Change in Control (as defined in the Certificate of Designation). Except with respect to an automatic conversion as described below, the Conversion Price shall be equal to 125% of the Closing Price until the third anniversary of the Original Issue Date. Upon the third anniversary of the Original Issue Date, the Conversion Price shall be adjusted to be equal to either (i) the Closing Price, in the event that the average of the closing bid prices of our Common Stock as quoted on the NASDAQ National Market for the twenty (20) trading days preceding the third anniversary of the original issuance (the “Future Price”) is less than or equal to the Closing Price; (ii) the Future Price (as defined above) if the Future Price is greater than the Closing Price but less than 125% of the Closing Price; or (iii) 125% of the Closing Price if the Future Price is equal to or greater than 125% of the Closing Price.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section as well as factors under the heading “Risk Factors” at the end of this section.

Overview

On January 15, 2003 we changed our name from Inhale Therapeutic Systems, Inc. to Nektar Therapeutics. We believe our new name better reflects our broadened capabilities and approach to drug delivery. Our new corporate identity represents the integration of our proprietary technology platforms developed through our internal research and development efforts as well as our acquisitions of Shearwater Corporation (now referred to as Nektar AL) and Bradford Particle Design, Ltd. (now referred to as Nektar UK).

We are working to become one of the world’s leading drug delivery products based companies by providing a portfolio of technologies and expertise that will enable us and our pharmaceutical partners to improve drug performance throughout the drug development process. We have been unprofitable since inception and forecast incurring substantial operating losses over the next few years.  We forecast that research and development expenses will continue at current levels or higher through at least the next couple of years.  We forecast a decrease in internally funded research spending in the next three to five years, due to the combination of the completion of scale up and commercial readiness spending, the shifting of infrastructure spending to cost of goods sold for commercial product sales, and the anticipated partnering of our proprietary projects. To date, except for sales from four products using Nektar Molecule Engineering based on our Advanced PEGylation technology, we have not sold any commercial products.  For the period from inception through March 31, 2003, we incurred a cumulative net loss of approximately $569.3 million. The sources of our working capital have been equity offerings and convertible debt financings, financings of equipment acquisitions and tenant improvements, interest earned on investments of cash, and revenues from product sales, short-term research and feasibility agreements and development contracts. To date we have been primarily dependent upon equity and convertible debt financings to fund our working capital.

We have generally been compensated for research and development expenses during initial feasibility work performed under collaborative arrangements. In a typical collaboration, our partner will provide the drug, fund clinical and formulation development, obtain regulatory approvals and market the resulting commercial product. We will supply the drug delivery approach and drug formulation. We will receive revenues from drug formulation manufacturing and other manufacturing activities, as well as royalties from sales of certain commercial products. In addition, for products using Nektar Delivery Solutions technology, we expect to receive revenues from the supply of our pulmonary inhaler device for the product along with any applicable drug processing. Partners that enter into collaborative agreements generally fund research and development through expense reimbursements and/or payments as we achieve certain key development and regulatory milestones. To achieve and sustain profitable operations, we, alone or with others, must successfully develop, obtain regulatory approval for, manufacture, introduce, market and sell products using our drug delivery systems. There can be no assurance that we can generate sufficient product or contract research revenue to become profitable or to sustain profitability.

Recent Developments

In March 2003, we announced that Pharmacia Corporation’s (acquired by Pfizer Inc.) Somavert® received FDA approval for the treatment of certain patients diagnosed with acromegaly. This product has already been approved in Europe. Under the terms of our agreement with Pharmacia, we will receive manufacturing revenue based on the sale of the PEG reagent.

In March 2003, we announced that we have created a new executive position to drive development and implementation of management and operations processes to achieve our growth and profitability objectives. Brigid A. Makes, our former Chief Financial Officer and Vice President of Finance and Administration, was named to this new senior management position, Vice President of Operations Management. Ajay Bansal has joined us as our new Chief Financial Officer and Vice President of Finance and Administration.

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

In January 2003, during Pfizer’s quarterly financial results conference call, Pfizer commented that it would not file an NDA for approval of Exubera in 2003. There can be no assurance that Pfizer will file for an NDA approval of Exubera, on a timely basis, if at all, and, if such filing is made, there can be no assurance that Pfizer will obtain FDA approval to market Exubera. The failure to file in a timely manner for or obtain regulatory approval of Exubera would significantly harm our business.

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring, discontinued operations, plant closings, or other exit or disposal activities.  SFAS 146 requires companies to recognize costs related to exiting an activity or to a restructuring not be recognized until the liability is incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 will be applied prospectively to exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 on January 1, 2003 did not have a material impact on our financial position or results of operations.

In November 2002, the FASB issued Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements, and provides new disclosure requirements regarding indemnification provisions, including indemnification provisions typically included in a license arrangement. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and that the company must disclose that information in its financial statements. However, the provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002.  Our adoption of FIN 45 did not have a material impact on our financial position or results of operations.

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure provisions of SFAS 123 and Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The statement does not amend SFAS 123 to require companies to account for employee stock options using the fair value method. The Statement’s amendment of the transition and annual disclosure requirement of SFAS 123 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We have elected to continue to follow the intrinsic value method of accounting as prescribed by APB 25, Accounting for Stock Issued to Employee, to account for employee stock options.  Under APB 25, no compensation expense is recognized unless the exercise price of our employee stock options is less than the market price of the underlying stock on the date of grant.  We have not recorded such expenses in the periods presented because we grant options at the fair market value of the underlying stock on the date of grant.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 requires a variable interest entity to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. In October 2000, we entered into a build-to-suit lease transaction with a real estate partnership to finance and manage construction of our San Carlos research and office facility. We have fully consolidated this entity in our consolidated financial statements since inception. Accordingly, the adoption of FIN 46 does not have an impact on our financial position or results of operations.

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

Revenue Recognition

Contract revenue from collaborative research agreements is recorded when earned based on the performance requirements of the contract. Revenue from non-refundable upfront license fees and certain guaranteed payments where we continue involvement through collaborative development are deferred and recognized as revenue over the period of continuing involvement. Revenue from grants and feasibility arrangements are recognized when the cash has been received and the final product has been delivered to the customer. Our research revenue is derived primarily from clients in the pharmaceutical and biotechnology industries and consists of reimbursement of development costs, reimbursement of certain expenses, payment of clinical supplies and amortization of milestones. Payments received for milestones achieved are deferred and recorded as revenue ratably over the next period of continued development. Advance payments for research and development revenue received in excess of amounts earned are classified as deferred revenue until earned.

Revenue from product sales is recorded when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable and collectability is reasonably assured. Allowances, if any, are established for uncollectible amounts, estimated product returns and discounts.

Stock-Based Compensation

We grant stock options to our employees and we account for these stock option grants in accordance with APB 25, Accounting for Stock Issued to Employees and related interpretations. Under APB 25, when stock options are issued with an exercise price equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized in the income statement (See Note 1, Organization and Summary of Significant Accounting Policies of Part I, Item 1, of this Form 10-Q).

Impairment of Goodwill and Intangible Assets

In accordance with SFAS 142 on Goodwill and Other Intangible Assets, assembled workforce was reclassified as goodwill and is subject to an impairment assessment. We have adopted a policy for measuring goodwill on an annual basis and between annual tests in certain circumstances. To date, no such impairment losses have been recorded.

Accrued Liabilities

Certain accrued liabilities, such as accrued research and development, accrued general and administrative, accrued compensation and other accrued liabilities, reflect management’s best estimates based on our specific historical experience and understanding of industry practice. The basis for accounting estimates has been consistently applied and reviewed on a quarterly as well as annual basis. We record a reserve for these matters when the outcome is probable and the amount of the potential liability can be reasonably estimated.

Results of Operations

Three-Months Ended March 31, 2003 and 2002

Revenue

Revenues for the three-months ended March 31, 2003 was approximately $25.5 million compared to approximately $26.7 million for the three-months ended March 31, 2002, a decrease of 5%. The decrease in revenue reported during the three-months ended March 31, 2003 compared to the three-months ended March 31, 2002 is due primarily to lower clinical drug and device sales for our partnered projects. Contract research revenue included reimbursed research and development expenses as well as the amortization of deferred up-front signing and progress payments received from our collaborative partners.  Contract revenues are expected to fluctuate from year to year, and future contract revenue cannot be predicted accurately.  The level of contract revenues depends in part upon future success in obtaining timely completion of feasibility studies, the continuation of existing collaborations, and achievement of milestones under current and future agreements.  Product sales accounted for approximately 28% of revenue for the three-months ended March 31, 2003, as compared to approximately 20% for the three-months ended March 31, 2002.  The increase in product sales was based upon the regulatory approval of new products and higher demand for clinical shipments of our PEG reagents.  Future sales are dependent upon the acceptance of these and other products in the market and cannot be accurately predicted.

Costs of Goods Sold

Cost of goods sold is associated with product sales and was approximately $4.6 million for the three-months ended March 31, 2003 based on product sales of approximately $7.1 million.  Cost of goods sold for three-months ended March 31, 2002 was approximately $1.9 million based on product sales of approximately $5.4 million.  The 142% increase in cost of goods sold for the three-months ended March 31, 2003 as compared to the three-months ended March 31, 2002 was primarily driven by the 31% increase in product sales, the initiation of royalty payments on certain PEGylated products as well as changes in the mix of products sold for the three months ended March 31, 2003 as compared to the same period in 2002.  The combination of our various products will drive the fluctuation in the relationship between product sales and cost of goods sold.

Research and Development Expenses

Research and development expenses are associated with three general categories: (i) collaborative agreements under which spending is reimbursed by our partners; (ii) spending attributed to internally funded programs: and (iii) commercial readiness and infrastructure costs associated with commercial operations for our drug and third-party device manufacturing.  Research and development expenses were approximately $32.1 million for the three-months ended March 31, 2003, as compared to approximately $41.9 million for the three-months ended March 31, 2002.  The 23% decrease for the three-months ended March 31, 2003 as compared to the three-months ended March 31, 2002, can be partially attributed to a one time payment of approximately $5.3 million to Alliance Pharmaceuticals for the rights beyond pulmonary application for PulmoSphere® technology in the three-months ended March 31, 2002.  In addition, our research and development expenses related to the scale-up and commercial readiness costs associated with the Exubera inhaled insulin project decreased for the three-months ended March 31, 2003 as compared to the three-months ended March 31, 2002.  We forecast that research and development expenses will continue at current levels or higher through at least the next couple of years.  We forecast a decrease in internally funded research spending in the next three to five years, due to the combination of the completion of scale up and commercial readiness spending, the shifting of infrastructure spending to cost of goods sold for commercial product sales, and the anticipated partnering of our proprietary projects.

General and Administrative Expenses

General and administrative expenses are associated with administrative staffing, business development and marketing efforts.  General and administrative expenses were approximately $5.2 million and $5.4 million for the three-months ended March 31, 2003 and 2002, respectively.

Amortization of Other Intangible Assets

Amortization of other intangible assets expenses was approximately $1.1 million for both the three-months ended March 31, 2003 and the three-months ended March 31, 2002.

Other Income/ (Expense), Net

Other income/ (expense), net was approximately $0.1 million income for the three-months ended March 31, 2003, as compared to approximately $0.1 million expense for the three-months ended March 31, 2002.

Interest Income

Interest income was approximately $1.6 million for the three-months ended March 31, 2003, as compared to approximately $2.8 million for the three-months ended March 31, 2002.  The approximate $1.2 million decrease in interest income was due to lower cash and investment balances and lower interest rates.  We expect interest income to correlate with the increase or decrease of our cash and investment balances and interest rates for the remainder of the year.

Interest Expense

Interest expense is related to convertible subordinated notes and debentures, an obligation for our build-to suit lease transaction with our real estate partnership and other equipment loans.  Interest expense was relatively unchanged at approximately $4.2 million for both the three-months ended March 31, 2003 and the three-months ended March 31, 2002.

Liquidity and Capital Resources

We have financed our operations primarily through public and private placements of our debt and equity securities, revenue from development contracts, product sales and short-term research and feasibility agreements, financing of equipment acquisitions and tenant improvements, and interest income earned on our investments of cash.  We do not utilize off-balance sheet financing arrangements as a source of liquidity or financing.  At March 31, 2003, we had cash, cash equivalents, and short-term investments of approximately $251.5 million.

Our operations used cash of $39.9 million for the three-months ended March 31, 2003 as compared to $19.0 million for the three-months ended March 31, 2002.  For the three-months ended March 31, 2003, the cash used in operations primarily reflects the net loss for the three-months ended March 31, 2003, of $19.9 million and changes in the balance sheet including the reduction of deferred revenue that is dependent upon the timing of partner advance payments.  In the three-months ended March 31, 2003 we made cash disbursements on several liabilities carried on the balance sheet at December 31, 2002.  In relation to employee severance and other benefits for the restructuring announced on December 11, 2002, we paid out $1.4 million in the three-months ended March 31, 2003.   We also made cash disbursements of $1.3 million in the three-months ended March 31, 2003 related to our name change.  For the three-months ended March 31, 2002, cash used in operations of $19.0 million primarily reflected our net loss of $25.1 million for the three-months ended March 31, 2002, offset by depreciation and other changes in the balance sheet.  Cash used in operations increased by $20.9 million in the three-months ended March 31, 2003 as compared to the three-months ended March 31, 2002 primarily due to the changes in deferred revenue that is contingent on the timing of partner advance payments, the decrease in accounts payable and other accrued liabilities, and the increase in accounts receivable for the periods presented.

Cash provided by investing activities was $26.6 million for the three-months ended March 31, 2003 as compared to $1.0 million cash used by investing activities for the three-months ended March 31, 2002.  Cash provided in the three-months ended March 31, 2003 was generated primarily by the sale and maturity of investment securities. These cash proceeds were either reinvested or used in operations.  We purchased $2.3 million in property and equipment for the three-months ended March 31, 2003.  Cash used for investing for the three-months ended March 31, 2002 of $1.0 million was primarily related to the purchase of approximately $4.7 million of property and equipment and the purchase of short-term investments that were offset by the sale and maturity of short-term investment securities.

Cash used in financing activities was $42,000 for the three-months ended March 31, 2003 compared to $40.0 million cash provided by financing activities for the three-months ended March 31, 2002.  The difference between three-months ended March 31, 2003 and 2002 is primarily due to a $40.0 million investment by Enzon Pharmaceuticals, Inc., in our preferred stock related to a strategic alliance entered into in January 2002.

Given our current cash requirements, we forecast that we will have sufficient cash to meet our net operating expense requirements for at least the next two years. We plan to continue to invest in our growth and the need for cash will be dependent upon the timing of these investments. Our capital needs will depend on many factors, including continued scientific progress in our research and development arrangements, progress with preclinical and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs of developing and the rate of scaling up each manufacturing operation of our technologies, the timing and cost of our late stage clinical and early commercial production facility, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, the need to acquire licenses to new technologies and the status of competitive products. Of our convertible subordinated notes and debentures, $7.8 million and $291.4 million will mature in 2006 and 2007, respectively. We do not expect to be able to satisfy these obligations through cash flow generated by our operations. To satisfy our long-term obligations and operating expense needs, we intend to seek additional funding, as necessary, from corporate partners and from the sale of securities and to potentially attempt to refinance and restructure our existing debt obligations. Because we are an early stage biotechnology company, we do not qualify to issue investment grade debt or have access to certain credit facilities. As a result, any financing we undertake will likely involve the issuance of equity, convertible debt instruments or high-yield debt to fund our working capital. To date we have been primarily dependent upon equity and convertible debt financings for capital and have incurred substantial debt as a result of our issuances of subordinated notes and debentures that are convertible into our Common Stock. Our substantial debt, the market price of our securities and the general economic climate, among other factors, could have material consequences for our financial position and could affect our sources of short-term and long-term funding. There can be no assurance that additional funds, if and when required, will be available to us on favorable terms, if at all.

Approval of Non-Audit Services

During the quarter ended March 31, 2003, the Audit Committee of the Board of Directors approved non-audit services for ex-patriate tax services to be provided by Ernst & Young LLP, our independent accountants.

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

We have entered into collaborations in the past that have been subsequently terminated.  If other collaborations are suspended or terminated, our ability to successfully commercialize certain of our other proposed products would also be negatively impacted. If these efforts fail, our product development or commercialization of products could be delayed and our financial condition and results of operation would be significantly harmed.

If Pfizer does not file a New Drug Application (“NDA”) for approval of Exubera, if the FDA does not timely approve the NDA for Exubera or if our collaboration with Pfizer is discontinued prior to the launch of Exubera, then our financial position and results of operations will be significantly harmed.

We are developing with Pfizer an inhaleable version of insulin, Exubera, for the treatment of Type 1 and Type 2 diabetes that will be administered using our pulmonary delivery system. Exubera is currently in Phase III clinical trials. We currently depend on Pfizer as the source of a significant portion of our revenues. For the three-months ended March 31, 2003, and 2002, contract research revenue from Pfizer accounted for 54% and 60% of our revenue, respectively. Delays in the filing of the Exubera NDA will result in a delay in the FDA approval, and there can be no assurance that even if the NDA is filed, Exubera will be approved for marketing and commercial use. Among the factors that may delay the filing or approval of the NDA, or the commercial launch of Exubera, are the following:

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

Pfizer has indicated that it would not file the NDA for approval of Exubera in 2003. If the filing or approval of the NDA is substantially further delayed, we may not have the financial ability to continue supporting the Exubera program or be able to meet our contractual obligations relating to the commercial launch of Exubera. In the event of any such delay, we may also elect to divert resources away from Exubera related activities or otherwise reduce our activities relating to the Exubera program. Any material delay in the filing for regulatory approval or material delay in receiving regulatory approval, or failure to receive regulatory approval of Exubera at all, would, whether or not we elect to take such actions, likely affect our contract research revenue from Pfizer, may result in the payment of substantial reimbursements to the contract manufacturers of our proprietary inhaler device, and would significantly negatively impact our financial position and results of operations. Furthermore, should the collaboration with Pfizer be discontinued prior to the launch of Exubera, our financial position and results of operations may be substantially harmed.

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

Except for our products that have already been approved by the FDA, our product candidates are still in research and development, including preclinical testing and clinical trials. Preclinical testing and clinical trials are long, expensive and uncertain processes. It may take us or our collaborators several years to complete this testing, and failure can occur at any stage in the process. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later stage clinical trials, even after promising results in earlier trials.

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

We may not be able to achieve the total system efficiency for products based on our pulmonary delivery system that is needed to be competitive with alternative routes of delivery or formulation technologies. We determine total system efficiency by the amount of drug loss during manufacture, in the delivery system, and in reaching the ultimate site at which the drug exhibits its activity.

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

Our ability to efficiently attach PEG polymer chains to a drug molecule is the initial screen for determining whether drug formulations using our Advanced PEGylation technology are commercially feasible. We would not consider a drug formulation to be a good candidate for development and commercialization using our Advanced PEGylation technology if we could not efficiently attach a PEG polymer chain to such drug without destroying or impairing the drug’s activity.

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

There is a risk that we or our partners will not obtain regulatory approval for our unapproved products on a timely basis, or at all. Our unapproved products must undergo rigorous animal and human testing and an extensive FDA mandated or equivalent foreign authorities review process. This process generally takes a number of years and requires the expenditure of substantial resources and the time required for completing such testing and obtaining such approvals is uncertain. The FDA and other U.S. and foreign regulatory agencies also have substantial discretion to terminate clinical trials, require additional testing, delay or withhold registration and marketing approval and mandate product withdrawals including recalls. The FDA has approved for marketing five products with our Advanced PEGylation technology for specific uses in the United States. Further, another product using our Advanced PEGylation technology has been approved in Europe. Even though our partners have obtained regulatory approval for some of our products, these products and our manufacturing processes are subject to continued review by the FDA and other regulatory authorities. Even if our partners receive regulatory approval of a product, the approval may limit the indicated uses for which our partners may market the product. In addition, our partners’ marketed products, our manufacturing facilities and we, as the manufacturer in certain instances, will be subject to continual review and periodic inspections. Later discovery from such review and inspection of previously unknown problems may result in restrictions on our partners’ products or on us, including withdrawal of our partners’ products from the market. The failure to obtain timely regulatory approval of our partners’ products, any product marketing limitations or a product withdrawal would negatively impact our revenues and results of operations.

In addition, we may encounter delays or rejections based upon changes in FDA regulations or policies, including policy relating to current good manufacturing practice compliance, or “cGMP”, during the period of product development. We may encounter similar delays in other countries.

If our technologies cannot be integrated successfully to bring products to market, then our ability to develop, and our partners’ ability to obtain approval or market our products, may be delayed or unsuccessful.

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

•              perform laboratory and clinical testing of potential products; and

•        scale-up our manufacturing processes.

We must accomplish all of these steps without delaying any aspect of technology development. Any delay in one component of product or business development could delay our ability to develop, and our partners’ ability to obtain approval or market products using our delivery and formulation technologies.

If we are not able to manufacture our products in commercially feasible quantities or at commercially feasible costs, then our products will not be successfully commercialized.

Advanced PEGylation and Supercritical Fluids Technologies

Except for the five approved products incorporating our Advanced PEGylation technology, all of the drug formulations with which we are incorporating our Advanced PEGylation and supercritical fluids technologies are in various stages of feasibility testing or human clinical trials. We anticipate having to expand our Advanced PEGylation technology as well as supercritical fluids technology manufacturing facilities. If we are not able to scale-up to large clinical trials or commercial manufacturing for products incorporating either of these technologies in a timely manner or at a commercially reasonable cost, we risk not meeting our customers’ supply requirements or our contractual obligations. Our failure to solve any of these problems could delay or prevent late stage clinical testing and commercialization of our products and could negatively impact our revenues and results of operations.

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

We agreed to subcontract the manufacture of our pulmonary inhaler being used with the Exubera inhaleable insulin product before commercial production of that product. We have identified contract manufacturers that we believe have the technical capabilities and production capacity to manufacture such device and which can meet the requirements of cGMP. We are not certain that we will be able to maintain satisfactory contract manufacturing on commercially acceptable terms, if at all. Our failure to maintain ongoing commercial relationships with our existing contract manufacturers may subject us to significant reimbursement obligations upon termination of such relationships.  Our dependence on third parties for the manufacture of our pulmonary inhaler may negatively impact our cost of goods and our ability to develop and commercialize products based on our pulmonary delivery systems on a timely and competitive basis.

For the most part, we obtain the bulk active pharmaceutical ingredients we use to manufacture products using our technologies from sole or exclusive sources of supply. For example, with respect to our source of bulk insulin, we have entered into a collaborative agreement with Pfizer that has, in turn, entered into an agreement with Aventis Pharma to manufacture regular human insulin. Under the terms of their agreement, Pfizer and Aventis Pharma agreed to construct a jointly owned manufacturing plant in Frankfurt, Germany. Until needed, Pfizer will provide us with insulin from Aventis Pharma’s existing plant. We have also entered into an agreement with one supplier for a significant portion of the PEG polymer chains we use in our products that incorporate our Advanced PEGylation technology. NOF Corporation is our predominant supplier of pharmaceutical grade PEGylation materials pursuant to an exclusive supply agreement.

If our sole or exclusive source suppliers fail to provide either active pharmaceutical ingredients or PEGylation materials in sufficient quantities when required, our revenues and results of operations will be negatively impacted.

If the market does not accept products using our drug delivery technologies, then our revenues and results of operations will be adversely affected.

The commercial success of our potential products depends upon market acceptance by health care providers, third-party payors like health insurance companies and Medicare and patients. Our products under development use new drug delivery technologies and there is a risk that the market will not accept our potential products. Market acceptance will depend on many factors, including:

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

We are aware of other companies engaged in developing and commercializing drug delivery and formulation technologies similar to ours. Some of our competitors with regard to our pulmonary delivery systems include AeroGen, Inc., Alkermes, Inc. and Aradigm Corporation. Aerogen and Aradigm are developing liquid drug delivery systems, and Alkermes is working on a dry powder delivery system. Our competitors with regard to our Advanced PEGylation technology include Valentis, Inc., Mountain View Pharmaceuticals, Inc. and SunBio PEG-SHOP, as well as several pharmaceutical and biotechnology companies with in-house PEGylation expertise. Some of our competitors with regard to our supercritical fluids technology include Alkermes, Battelle Memorial Institute, Ethypharm SA, Ferro Corp., Lavipharm SA and RxKinetics. Some of these companies license or provide the technology to other companies, while others are developing the technology for internal use. Many of these companies have greater research and development capabilities, experience, manufacturing, marketing, financial and managerial resources than we do and represent significant competition for us. Acquisitions of or collaborations with competing drug delivery companies by large pharmaceutical or biotechnology companies could enhance our competitors’ financial, marketing and other resources. Accordingly, our competitors may succeed in developing competing technologies, obtaining regulatory approval for products or gaining market acceptance before us. Developments by others could make our products or technologies uncompetitive or obsolete. Our competitors may introduce products or processes competitive with or superior to ours.

If any of our patents are invalid or pending patents do not issue or following issuance are deemed not valid, then we may lose key intellectual property right protection. If our products infringe on third-party’s rights, then we will suffer adverse effects on our ability to develop and commercialize products as well as our revenues and results of operations.

We have filed patent applications covering certain aspects of our inhalation devices, powder processing technology, powder formulations and deep lung route of delivery for certain molecules as well as for our Advanced PEGylation and supercritical fluids technologies, and we plan to file additional patent applications. We currently have 463 issued U.S. and foreign patents that cover certain aspects of our technologies and we have a number of patent applications pending. There is a risk that many of the patents applied for will not issue, or that any patents that issue or have issued will not be held valid and enforceable. Enforcing our patent rights would be time consuming and costly.

Our access or our partners’ access to the drugs to be formulated using our technologies will affect our ability to develop and commercialize our technologies. Many drugs, including powder formulations of certain drugs that are presently under development by us, and our drug formulation technologies are subject to issued and pending U.S. and foreign patents that may be owned by competitors. We know that there are issued patents and pending patent applications relating to the formulation and delivery of large and small molecule drugs, including several for which we are developing formulations using our various technologies. This situation is highly complex, and the ability of any one company, including us, to commercialize a particular drug is unpredictable.

We intend generally to rely on the ability of our partners to provide access to the drugs that we formulate for deep lung and other forms of delivery. There is a risk that our partners will not be able to provide access to such drug candidates. Even if our partners provide such access, there is a risk that third parties will accuse, and possibly a court or a governmental agency will determine, our partners or us to be infringing a third-party’s patent rights, and we will be prohibited from working with the drug or be found liable for damages that may not be subject to indemnification, or we may choose to pay such third party royalties under a license to such patent rights. Any such restriction on access to drug candidates, liability for damages or payment of royalties would negatively impact our revenues and results of operations.

We may incur material litigation costs, which may adversely affect our business and results of operations.

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

As of March 31, 2003, we had approximately $299.2 million in long term convertible subordinated notes and debentures, $31.5 million in noncurrent capital lease obligations and $2.8 million in other long-term liabilities. Our substantial indebtedness has and will continue to impact us by:

•              making it more difficult to obtain additional financing; and

•              constraining our ability to react quickly in an unfavorable economic climate.

Currently, we are not generating positive cash flow. Delay in the approval of Exubera, or other adverse occurrences related to our product development efforts will adversely impact our ability to meet our obligations to repay the principal amounts on our convertible notes and debentures when due. In addition, because of the decline in the market price of our Common Stock, it has become highly unlikely that the holders of our convertible notes and debentures will convert such securities to equity in accordance with their existing terms. If we are unable to satisfy our debt service requirements, substantial liquidity problems could result. As of March 31, 2003 we had cash, cash equivalents and short-term investments valued at approximately $251.5 million. We expect to use substantially all of these assets to fund our on-going operations over the next few years. In October 2006, we will have an obligation to repay $7.8 million, in February 2007, we will have an obligation to repay $61.4 million and in October 2007, we will have an obligation to repay $230.0 million of our long-term convertible subordinated notes and debentures. We may not generate sufficient cash from operations to satisfy these significant obligations when they become due and may have to raise additional financing from the sale of equity or debt securities or otherwise restructure our obligations in order to do so. There can no assurance that any such financing or restructuring will be available to us on commercially acceptable terms, if at all.

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

We have never been profitable and, through March 31, 2003 we have an accumulated deficit of approximately $569.3 million. We expect to continue to incur substantial and potentially increasing losses over at least the next few years as we expand our research and development efforts, testing activities and manufacturing operations, and as we further expand our late stage clinical and early commercial production facility. Most of our potential products are in the early stages of development. Except for the approved products incorporating our Advanced PEGylation technology, we have generated no revenues from product sales. Our revenues to date have consisted primarily of payments under short-term research and feasibility agreements and development contracts. To achieve and sustain profitable operations, we must, alone or with others, successfully develop, obtain regulatory approval for, manufacture, introduce, market and sell products using our drug delivery technologies. There is risk that we will not generate sufficient product or contract research revenue to become profitable or to sustain profitability.

We expect our stock price to remain volatile.

Our stock price is volatile. In the last twelve-month period ending April 30, 2003, based on closing prices on the NASDAQ National Market, our stock price ranged from $4.13 to $9.49. We expect it to remain volatile. A variety of factors may have a significant effect on the market price of our common stock, including:

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

•              public concern as to the safety of drug formulations developed by us or others; and

•              general market conditions.

Any litigation brought against us as a result of this volatility could result in substantial costs and a diversion of our management’s attention and resources, which could negatively impact our financial condition, revenues and results of operations.

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

•                                      the ability of our board to authorize the issuance of “blank check” preferred stock to increase the number of outstanding shares and thwart a takeover attempt;

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

Further, we have in place a preferred share purchase rights plan, commonly known as a “poison pill.” The provisions described above, our “poison pill” and provisions of the Delaware Law relating to business combinations with interested stockholders may discourage, delay or prevent a third party from acquiring us. These provisions may discourage, delay or prevent a third party from acquiring a large portion of our securities, or initiating a tender offer or proxy contest, even if our stockholders might receive a premium for their shares in the acquisition over then current market prices.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in reported market risks since December 31, 2002.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we have, as of a date within 90 days before the filing date of this quarterly report (the “Evaluation Date”) evaluated the effectiveness of our “disclosure controls and procedures.” Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the 1934 Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their last evaluation.

Limitations on the Effectiveness of Controls

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

On August 30, 2002, a complaint was filed by David F. Kachensky in the Circuit Court of Madison County, Alabama, against J. Milton Harris, James R. Hudson, Jr., Inhale Therapeutic Systems, Inc. (now Nektar Therapeutics), and Shearwater Corporation (now Nektar Therapeutics AL, Corporation). Dr. Harris is the president of our Nektar Therapeutics AL, Corporation. Among other things, the Complaint alleges that the Defendants breached an agreement allegedly entered into by and between certain of the defendants and the plaintiff prior to our acquisition of Shearwater, whereby the defendants allegedly agreed, among other things, to convey to the plaintiff five percent (5%) of the capital stock of Shearwater outstanding as of December 1997 in exchange for certain work and consideration from plaintiff. The Complaint sought damages in the amount of approximately $15 million. On October 7, 2002, the defendants filed answers to the Complaint denying the allegations and asserting affirmative defenses. On April 1, 2003, the defendants filed a motion for summary judgment as to all claims.  On April 2, 2003, the parties engaged in a mediation that resulted in a settlement of all claims and an agreement to dismiss the complaint.  The dismissal should be filed shortly.  The settlement was reflected in our results of operations for the three-months ended March 31, 2003, and did not have a material effect on our business.

From time to time, we may be involved in other lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can reasonable estimate. These provisions are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, ruling, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to the legal matters pending against us, as well as adequate provisions for any probable and estimable losses. If any unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations of that period. We believe that, given our current liquidity and cash and investment balances, even if we receive an adverse judgment with respect to litigation that we are currently a party to, such judgment would not have a material impact on cash and investments or liquidity.

Item 2.  Changes in Securities and Use of Proceeds-None

Item 3.  Defaults Upon Senior Securities-None

Item 4.  Submission of Matters to a Vote of Security Holders-None

Item 5.  Other Information

We file electronically with the Securities and Exchange Commission (“SEC”) our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the 1934 Act. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http:// www.sec.gov.

You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports on the day of filing with the SEC on our website at http://www.nektar.com, by contacting the Investor Relations Department at our corporate offices by calling (650) 631-3100 or by sending an e-mail message to investors@nektar.com.

In 2003, we intend to a adopt a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We intend to post the text of our code of ethics on our website at http://www.nektar.com in connection with “Investor Relations” materials. In addition, we intend to promptly disclose (1) the nature of any amendment to our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our code of ethics that is granted to one of these specified officers, the name of such person who is granted the waiver and the date of the waiver on our website in the future.

Item 6.  Exhibits and Reports on Form 8-K

(a)            Exhibits

Except as so indicated in Exhibit 99.1, the following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

Exhibit Index

Exhibit Number		Description of Documents
3.1	(1)	Certificate of Incorporation of Inhale Therapeutic Systems (Delaware), Inc.

3.2	(1)	Bylaws of Nektar Therapeutics.

3.3	(8)	Certificate of Amendment of the Amended Certificate of Incorporation of Nektar Therapeutics.

3.4	(11)	Certificate of Designation of Series A Junior Participating Preferred Stock of Nektar Therapeutics.

3.5	(12)	Certificate of Designation of Series B Convertible Preferred Stock of Nektar Therapeutics.

3.6	(14)	Certificate of Ownership and Merger of Nektar Therapeutics.

4.1		Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.

4.2	(2)	Restated Investor Rights Agreement, dated April 29, 1993, as amended October 29, 1993, by and among Nektar Therapeutics and certain other persons named therein.

4.3	(3)	Stock Purchase Agreement, dated January 18, 1995, by and between Nektar Therapeutics and Pfizer Inc.

4.4	(4)	Form of Purchase Agreement, dated January 28, 1997, by and among Nektar Therapeutics and the individual Purchasers.

4.5	(5)	Stock Purchase Agreement, dated December 8, 1998, by and between Nektar Therapeutics and Capital Research and Management Company.

4.6	(6)	Purchase Agreement, dated October 6, 1999, by and among Nektar Therapeutics, Lehman Brothers Inc., Deutsche Bank Securities Inc. and U.S. Bancorp Piper Jaffray Inc.

4.7	(6)	Resale Registration Rights Agreement, dated October 13, 1999, by and among Nektar Therapeutics, Lehman Brothers Inc., Deutsche Bank Securities Inc. and U.S. Bancorp Piper Jaffray Inc.

4.8	(6)	Indenture, dated October 13, 1999, by and between Nektar Therapeutics, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.

4.9	(6)	Form of Inhale Registration Rights Agreement, dated January 25, 2000, by and between Nektar Therapeutics and Alliance Pharmaceutical Corp.

4.10	(7)

Purchase Agreement, dated February 2, 2000, by and among Nektar Therapeutics, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Lehman Brothers Inc. and U.S. Bancorp Piper Jaffray Inc.

4.11	(7)

Resale Registration Rights Agreement, dated February 8, 2000, by and among Nektar Therapeutics, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Lehman Brothers Inc. and U.S. Bancorp Piper Jaffray Inc.

4.12	(7)	Indenture, dated February 8, 2000, by and between Nektar Therapeutics, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.

4.13	(14)	Specimen Common Stock certificate.

4.14	(9)	Specimen warrants to purchase shares of Common Stock.

4.15	(10)

Purchase Agreement, dated October 11, 2000, by and among Nektar Therapeutics, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Lehman Brothers Inc. and U.S. Bancorp Piper Jaffray Inc.

4.16	(10)

Resale Registration Rights Agreement, dated October 17, 2000, by and among Nektar Therapeutics, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities, Inc., Lehman Brothers Inc. and U.S. Bancorp Piper Jaffray Inc.

4.17	(10)	Indenture, dated October 17, 2000, by and between Nektar Therapeutics, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.

4.18	(11)	Rights Agreement, dated as of June 1, 2001, by and between Nektar Therapeutics and Mellon Investor Services LLC., as Rights Agent.

4.19	(11)	Form of Right Certificate.

4.20	(12)	Preferred Stock Purchase Agreement, dated January 7, 2002, by and between Nektar Therapeutics and Enzon Pharmaceuticals, Inc.

4.21	(13)	Common Stock Purchase Agreement, dated June 7, 2002, by and between Nektar Therapeutics and AFAC Equity L.P.

4.22	(13)	Common Stock Purchase Agreement, dated July 9, 2002, by and between Nektar Therapeutics and AFAC Equity L.P.

4.23	(15)	Common Stock Purchase Agreement, dated December 6, 2002, by and between Nektar Therapeutics and AFAC Equity L.P.

10.48++	(16)	Letter Agreement dated January 28, 2003, by and between Nektar Therapeutics and Mr. Ajay Bansal.

10.49++	(16)	Employee Relocation Repayment Agreement, dated April 2, 2003, by Mr. Ajay Bansal.

10.50++	(16)	Addendum to the Offer of Employment, dated April 3, 2003, by and between Nektar Therapeutics and Mr. Ajay Bansal.

99.1	(16)	Certification of Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

++           Management contract or compensatory plan or arrangement

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

(4)           Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-3 (No. 333-20787).

(5)           Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Registration Statement on Form S-3 (No. 333-68897), as amended.

(6)           Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Registration Statement on Form S-3 (No. 333-94161), as amended.

(7)           Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 1999.

(8)           Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(9)           Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(10)         Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-3 (No. 333-53678), filed on January 12, 2001.

(11)         Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on June 4, 2001.

(12)         Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on January 8, 2002.

(13)         Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(14)         Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 23, 2003.

(15)         Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2002.

(16)         Filed herewith.

(b)           Reports on Form 8-K for the three-month period ending March 31, 2003:

Current Report on Form 8-K, filed January 23, 2003, announcing that Nektar changed its corporate name from Inhale Therapeutic Systems, Inc. to Nektar Therapeutics.  Further, effective January 15, 2003, the Company changed its trading symbol on the NASDAQ Stock Market from “INHL” to “NKTR”.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ AGIT S. GILL
Ajit S. Gill
Chief Executive Officer, President and Director

Date:	May 13, 2003

By:	/s/ AJAY BANSAL
Ajay Bansal
Chief Financial Officer and Vice President, Finance and Administration

Date:	May 13, 2003

OFFICER CERTIFICATION

PURSUANT TO SECTION 302(A)

OF THE SARBANES-OXLEY ACT OF 2002

I, Ajit S. Gill certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Nektar Therapeutics;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

/s/ AJIT S. GILL
Ajit S. Gill
Chief Executive Officer, President and Director

OFFICER CERTIFICATION

PURSUANT TO SECTION 302(A)

OF THE SARBANES-OXLEY ACT OF 2002

I, Ajay Bansal certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Nektar Therapeutics;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

c)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	d)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

/s/ AJAY BANSAL
Ajay Bansal
Chief Financial Officer and Vice President, Finance and Administration

EXHIBIT INDEX

Except as so indicated in Exhibit 99.1, the following exhibits are filed as part of, or incorporated by reference into, this form 10-Q.

Exhibit Index

Exhibit Number		Description of Documents
3.1	(1)	Certificate of Incorporation of Inhale Therapeutic Systems (Delaware), Inc.

3.2	(1)	Bylaws of Nektar Therapeutics.

3.3	(8)	Certificate of Amendment of the Amended Certificate of Incorporation of Nektar Therapeutics.

3.4	(11)	Certificate of Designation of Series A Junior Participating Preferred Stock of Nektar Therapeutics.

3.5	(12)	Certificate of Designation of Series B Convertible Preferred Stock of Nektar Therapeutics.

3.6	(14)	Certificate of Ownership and Merger of Nektar Therapeutics.

4.1		Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.

4.2	(2)	Restated Investor Rights Agreement, dated April 29, 1993, as amended October 29, 1993, by and among Nektar Therapeutics and certain other persons named therein.

4.3	(3)	Stock Purchase Agreement, dated January 18, 1995, by and between Nektar Therapeutics and Pfizer Inc.

4.4	(4)	Form of Purchase Agreement, dated January 28, 1997, by and among Nektar Therapeutics and the individual Purchasers.

4.5	(5)	Stock Purchase Agreement, dated December 8, 1998, by and between Nektar Therapeutics and Capital Research and Management Company.

4.6	(6)	Purchase Agreement, dated October 6, 1999, by and among Nektar Therapeutics, Lehman Brothers Inc., Deutsche Bank Securities Inc. and U.S. Bancorp Piper Jaffray Inc.

4.7	(6)	Resale Registration Rights Agreement, dated October 13, 1999, by and among Nektar Therapeutics, Lehman Brothers Inc., Deutsche Bank Securities Inc. and U.S. Bancorp Piper Jaffray Inc.

4.8	(6)	Indenture, dated October 13, 1999, by and between Nektar Therapeutics, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.

4.9	(6)	Form of Inhale Registration Rights Agreement, dated January 25, 2000, by and between Nektar Therapeutics and Alliance Pharmaceutical Corp.

4.10	(7)

Purchase Agreement, dated February 2, 2000, by and among Nektar Therapeutics, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Lehman Brothers Inc. and U.S. Bancorp Piper Jaffray Inc.

4.11	(7)

Resale Registration Rights Agreement, dated February 8, 2000, by and among Nektar Therapeutics, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Lehman Brothers Inc. and U.S. Bancorp Piper Jaffray Inc.

4.12	(7)	Indenture, dated February 8, 2000, by and between Nektar Therapeutics, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.

4.13	(14)	Specimen Common Stock certificate.

4.14	(9)	Specimen warrants to purchase shares of Common Stock.

4.15	(10)

Purchase Agreement, dated October 11, 2000, by and among Nektar Therapeutics, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Lehman Brothers Inc. and U.S. Bancorp Piper Jaffray Inc.

4.16	(10)

Resale Registration Rights Agreement, dated October 17, 2000, by and among Nektar Therapeutics, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities, Inc., Lehman Brothers Inc. and U.S. Bancorp Piper Jaffray Inc.

4.17	(10)	Indenture, dated October 17, 2000, by and between Nektar Therapeutics, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.

4.18	(11)	Rights Agreement, dated as of June 1, 2001, by and between Nektar Therapeutics and Mellon Investor Services LLC., as Rights Agent.

4.19	(11)	Form of Right Certificate.

4.20	(12)	Preferred Stock Purchase Agreement, dated January 7, 2002, by and between Nektar Therapeutics and Enzon Pharmaceuticals, Inc.

4.21	(13)	Common Stock Purchase Agreement, dated June 7, 2002, by and between Nektar Therapeutics and AFAC Equity L.P.

4.22	(13)	Common Stock Purchase Agreement, dated July 9, 2002, by and between Nektar Therapeutics and AFAC Equity L.P.

4.23	(15)	Common Stock Purchase Agreement, dated December 6, 2002, by and between Nektar Therapeutics and AFAC Equity L.P.

10.48++	(16)	Letter Agreement dated January 28, 2003, by and between Nektar Therapeutics and Mr. Ajay Bansal.

10.49++	(16)	Employee Relocation Repayment Agreement, dated April 2, 2003, by Mr. Ajay Bansal.

10.50++	(16)	Addendum to the Offer of Employment, dated April 3, 2003, by and between Nektar Therapeutics and Mr. Ajay Bansal.

99.1	(16)	Certification of Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

++           Management contract or compensatory plan or arrangement

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

(4)           Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-3 (No. 333-20787).

(5)           Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Registration Statement on Form S-3 (No. 333-68897), as amended.

(6)           Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Registration Statement on Form S-3 (No. 333-94161), as amended.

(7)           Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 1999.

(8)           Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(9)           Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(10)         Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-3 (No. 333-53678), filed on January 12, 2001.

(11)         Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on June 4, 2001.

(12)         Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on January 8, 2002.

(13)         Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(14)         Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 23, 2003.

(15)         Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2002.

(16)         Filed herewith.