Form 10-Q
period 2003-06-30
NEKTAR THERAPEUTICS
filed 2003-08-08
CIK 906709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2003

or,

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

Applicable Only to Corporate Issuers

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 55,799,266 on July 31, 2003.

NEKTAR THERAPEUTICS

Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of this report, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this report are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including but not limited to the cautionary factors set forth in this report and for the reasons described elsewhere in this report. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof and we do not intend to update any forward-looking statements except as required by law or applicable regulations.

PART I:  FINANCIAL INFORMATION

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share information)

	June 30, 2003	December 31, 2002
	(unaudited)	*
ASSETS

Current assets:
Cash and cash equivalents	$100,196	$34,879
Short-term investments	208,075	259,090
Accounts receivable	8,847	4,370
Other current assets	12,535	12,650
Total current assets	329,653	310,989

Restricted investments	8,799	—
Property and equipment, net	143,439	143,452
Goodwill	130,120	130,120
Other intangible assets, net	13,216	15,470
Deposits and other assets	9,269	6,607
Total assets	$634,496	$606,638

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,903	$8,655
Accrued research and development	6,644	10,359
Accrued general and administrative	2,931	5,758
Accrued compensation	9,709	11,617
Other accrued liabilities	2,217	466
Interest payable	3,052	3,762
Capital lease obligations - current	1,118	1,008
Deferred revenue	14,320	22,040
Total current liabilities	44,894	63,665

Convertible subordinated notes and debentures	378,649	299,149
Capital lease obligations - noncurrent	31,043	31,862
Other long-term liabilities	3,167	3,159
Accrued rent	2,071	2,033

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred Stock, 10,000 shares authorized
Series A, $0.0001 par value: 3,100 shares designated; no shares issued or outstanding at June 30, 2003 and December 31, 2002.	—	—
Convertible Series B, $0.0001 par value: 40 shares designated; 40 shares issued and outstanding at June 30, 2003 and December 31, 2002, Liquidation preference of $40,000 at June 30, 2003 and December 31, 2002.	40,000	40,000
Common stock, $0.0001 par value; 300,000 authorized; 55,759 shares and 55,553 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively.	6	6
Capital in excess of par value	715,790	714,680
Deferred compensation	(71)	(239)
Accumulated other comprehensive income	1,280	1,668
Accumulated deficit	(582,333)	(549,345)
Total stockholders’ equity	174,672	206,770
Total liabilities and stockholders’ equity	$634,496	$606,638

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

See accompanying notes.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

(unaudited)

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2003	2002	2003	2002

Revenue:
Contract research revenue	$21,210	$18,828	$39,603	$40,129
Product sales	6,538	3,423	13,673	8,868
Total revenue	27,748	22,251	53,276	48,997

Operating costs and expenses:
Cost of goods sold	3,708	1,673	8,330	3,563
Research and development	32,380	36,551	64,521	78,478
General and administrative	5,136	5,575	10,314	10,956
Amortization of other intangible assets	1,127	1,127	2,254	2,254
Total operating costs and expenses	42,351	44,926	85,419	95,251

Loss from operations	(14,603)	(22,675)	(32,143)	(46,254)

Other income/(expense), net	4,452	(599)	4,571	(687)
Interest income	1,262	2,488	2,886	5,287
Interest expense	(4,150)	(4,031)	(8,302)	(8,219)

Net loss	$(13,039)	$(24,817)	$(32,988)	$(49,873)

Basic and diluted net loss per share	$(0.23)	$(0.45)	$(0.59)	$(0.90)

Shares used in computing basic and diluted net loss per share	55,718	55,216	55,660	55,197

See accompanying notes.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase/(Decrease) in Cash and Cash Equivalents

(In thousands)

(unaudited)

	Six-Months Ended June 30,
	2003	2002

Cash flows used in operating activities:
Net loss	$(32,988)	$(49,873)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,920	6,144
Amortization of other intangible assets	2,254	2,254
Amortization of debt issuance costs	1,028	633
Amortization of deferred compensation	168	310
Non-cash compensation for employee retirement plans	568	512
Stock-based compensation for services rendered	61	312
Gain related to sale of assets	(126)	—
Gain on early extinguishment of debt	(4,320)	—
Loss on impairment of marketable equity securities	—	392
Changes in assets and liabilities:
(Increase) in accounts receivable, other current assets, and other assets	(4,342)	(907)
(Decrease) in accounts payable and other accrued liabilities	(12,420)	(2,537)
Increase/(decrease) in deferred revenue	(7,921)	3,609
Net cash used in operating activities	(52,118)	(39,151)

Cash flows from investing activities:
Purchases of investments	(102,298)	(149,541)
Sales of investments	41,268	54,768
Maturities of investments	102,575	97,328
Purchases of property and equipment	(6,085)	(10,320)
Proceeds from sale of assets	175	—
Acquisition of Shearwater, net of cash acquired	—	1,542
Net cash provided by/(used in) investing activities	35,635	(6,223)

Cash flows from financing activities:
Proceeds from loan and capital lease financing	2,000	171
Payments of loan and capital lease obligations	(851)	(360)
Issuance of convertible subordinated notes, net	96,350	—
Repayment of convertible subordinated notes	(16,180)	—
Issuance of preferred stock	—	40,000
Issuance of common stock, net of issuance costs	481	377

Net cash provided by financing activities	81,800	40,188

Net increase/(decrease) in cash and cash equivalents	65,317	(5,186)

Cash and cash equivalents at beginning of period	34,879	30,814

Cash and cash equivalents at end of period	$100,196	$25,628

See accompanying notes.

NEKTAR THERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

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

The accompanying unaudited condensed consolidated financial statements of Nektar have been prepared by management in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of June 30, 2003, the condensed consolidated statements of operations for the three-months and six-months ended June 30, 2003 and 2002, and the condensed consolidated statements of cash flows for the six-months ended June 30, 2003 and 2002 have been prepared by us without audit, but include all adjustments (consisting only of normal recurring adjustments) which we consider necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Although we believe that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the SEC and as amended.

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

Principles of Consolidation

Our condensed consolidated financial statements include the financial statements of our subsidiaries: Nektar Therapeutics AL, Corporation (“Nektar AL”), formerly Shearwater Corporation; Nektar Therapeutics UK, Ltd. (“Nektar UK”), formerly Bradford Particle Design, Ltd.; Inhale Therapeutic Systems Deutschland Gmbh (“Inhale Germany”); and Inhale Therapeutic Systems, U.K. Limited (“Inhale UK”), as well as the financial statements of a real estate partnership lessor.

Our condensed consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting our consolidated financial results. The process by which each foreign subsidiary’s financial results are translated into U.S. dollars is as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the consolidated balance sheet in accumulated other comprehensive gain/loss of the stockholders’ equity section. To date such cumulative translation adjustments have not been material to our consolidated financial position.

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

In addition, we are dependent on our partners, vendors and contract manufacturers to provide raw materials, drugs and devices of appropriate quality and reliability and to meet applicable regulatory requirements. Consequently, in the event that supplies are delayed or interrupted for any reason, our ability to develop our products could be impaired, which could have a material adverse effect on our business, financial position and results of operations.

We are dependent on Pfizer Inc. as the source of a significant proportion of our revenue. Contract research revenue from Pfizer represented 63% and 58% of our revenue for the three-months and six-months ended June 30, 2003, respectively, and 62% and 61% for the three-months and six-months ended June 30, 2002, respectively. The termination of this collaboration could have a material adverse effect on our financial position and results of operations.

Should the Pfizer collaboration be discontinued prior to the launch of Exubera® inhaleable insulin, we will need to find alternative funding sources to replace the collaboration revenue and will need to reassess the realizability of assets capitalized. Additionally, we would have contingent payments to our contract manufacturers including reimbursing them for their capital outlay to the extent that they cannot redeploy their assets and we may also incur additional liabilities.

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

In November 2002, the FASB issued Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements, and provides new disclosure requirements regarding indemnification provisions, including indemnification provisions typically included in a license arrangement. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and that the company must disclose that information in its financial statements. However, the provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002 (Please see Note 8, Guarantees and Indemnifications).  Our adoption of FIN 45 did not have a material impact on our financial position or results of operations.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.  EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets.  The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  We are currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on our consolidated financial statements.

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure provisions of SFAS 123 and Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The statement does not amend SFAS 123 to require companies to account for employee stock options using the fair value method. The Statement’s amendment of the transition and annual disclosure requirement of SFAS 123 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.  We have elected to continue to follow the intrinsic value method of accounting as prescribed by APB 25, Accounting for Stock Issued to Employee, to account for employee stock options.  Under APB 25, no compensation expense is recognized unless the exercise price of our employee stock options is less than the market price of the underlying stock on the date of grant.  We have not recorded such expenses in the periods presented because we granted options at the fair market value of the underlying stock on the date of grant.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. FIN 46 requires a variable interest entity to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. In October 2000, we entered into a build-to-suit lease transaction with a real estate partnership to finance and manage construction of our San Carlos research and office facility. We have fully consolidated this entity in our consolidated financial statements since inception. Accordingly, the adoption of FIN 46 does not have an impact on our financial position or results of operations.

Cash, Cash Equivalents and Investments

We consider all highly liquid investments with a maturity at date of purchase of three months or less and no restrictions to be cash equivalents. Cash and cash equivalents include demand deposits held in banks, interest bearing money market funds and repurchase agreements. All other investments with no restrictions are classified as short-term investments. Short-term investments consist of federal and municipal government securities, repurchase agreements, corporate bonds and commercial paper with A1 or P1 short-term ratings and A+ or better long-term ratings with remaining maturities at date of purchase of greater than 90 days and less than two years.

At June 30, 2003, all of our current investments included in current assets are designated as available-for-sale and are carried at fair value, with unrealized gains and losses reported in stockholders’ equity as accumulated other comprehensive income/(loss).  The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities, if any, are included in interest income. The cost of securities sold is based on the specific identification method.  Interest and dividends on securities classified as available-for-sale are included in interest income.

On June 30, 2003, we purchased zero coupon U.S. treasury securities with a par value of $9.0 million pledged for the exclusive benefit of the holders of certain of our outstanding convertible subordinated notes.  The original cost of these investments was $8.8 million.  These investments are carried at the amortized cost and classified as held-to-maturity.

Inventories

Inventories are included in other current assets on the balance sheet and consist primarily of raw materials, work-in-process and finished goods at our Nektar AL location. Inventories are stated at the lower of cost or market. Cost is computed on a currently adjusted standard basis (which approximates first-in, first-out) for raw materials, work-in-process and finished goods.  Inventory reserves are established for physical deterioration, obsolescence, or other causes.  Inventories consist of the following (in thousands):

	June 30, 2003	December 31, 2002
Raw material	$3,538	$2,825
Work-in-process	210	228
Finished goods	1,817	3,256
Total inventories	$5,565	$6,309

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

We will perform an annual test of impairment on October 1 of each year or more frequently if indicators of potential impairment exist.  As of June 30, 2003, no indicators of potential impairment existed.  No such impairment losses have been recorded to date.

Other Intangible Assets

Acquired technology and other intangible assets with definite useful lives are amortized on a straight-line basis over a period of five years.  Other intangible assets include proprietary technology, intellectual property, and supplier and customer relationships acquired from third parties or in business combinations.  Intangible assets are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. We periodically evaluate whether changes have occurred that would require revision of the remaining estimated useful lives of these assets or otherwise render the assets unrecoverable.  If such an event occurred, we would determine whether the other intangible assets are impaired. As of June 30, 2003, no indicators of potential impairment existed.  No such impairment losses have been recorded to date.

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive gain/loss for the three-months and six-months ended June 30, 2003 and 2002. Other comprehensive income included translation adjustments and unrealized gains/losses on available-for-sale securities using the specific identification method. The comprehensive loss consists of the following components (in thousands):

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2003	2002	2003	2002
Net loss, as reported	$(13,039)	$(24,817)	$(32,988)	$(49,873)
Change in net unrealized gains/(losses) on available-for-sale securities	(308)	1,074	(317)	(494)
Net unrealized (gains)/losses reclassified into earnings	(19)	392	(37)	392
Translation adjustment	129	471	(34)	323
Total comprehensive loss	$(13,237)	$(22,880)	$(33,376)	$(49,652)

The components of accumulated other comprehensive income are as follows (in thousands):

	June 30, 2003	December 31, 2002
Unrealized gains on available-for-sale securities	$920	$1,273
Translation adjustment	360	395
Total accumulated other comprehensive income	$1,280	$1,668

Stock-Based Compensation

We grant stock options to our employees at an exercise price equal to the fair value of the shares at the date of grant and we account for these stock option grants in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Under this opinion, no stock-based employee compensation expense is charged for options that were granted at an exercise price that was equal to the market value of the underlying Common Stock on the date of grant. Pro forma information regarding net loss and net loss per share is required by the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, which also requires that the information be determined as if we had accounted for our employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three-Months Ended June 30,
	2003	2002
Risk-free interest rate	2.6%	3.8%
Dividend yield	0.0%	0.0%
Volatility factor	0.808	0.743
Weighted average expected life	5 years	5 years

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

The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share information):

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2003	2002	2003	2002
Net loss, as reported	$(13,039)	$(24,817)	$(32,988)	$(49,873)
Add: stock-based employee compensation included in reported net loss	57	135	168	310
Deduct: total stock-based employee compensation expense determined under fair value methods for all awards	(9,838)	(2,417)	(20,598)	(19,669)
Net loss, pro forma	$(22,820)	$(27,099)	$(53,418)	$(69,232)

Net loss per share
Basic and diluted, as reported	$(0.23)	$(0.45)	$(0.59)	$(0.90)
Basic and diluted, pro forma	$(0.41)	$(0.49)	$(0.96)	$(1.25)

Stock compensation expense for options granted to non-employees has been determined in accordance with SFAS 123 and Emerging Issues Task Force No. 96-18 as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The fair value of options granted to non-employees is re-measured as the underlying options vest and are included in our reported net loss.

Revenue Recognition

Contract revenue from collaborative research agreements is recorded when earned based on the performance requirements of the contract. Revenue from non-refundable upfront license fees and certain guaranteed payments where we have continuing involvement through collaborative development efforts are deferred and recognized as revenue over the period of continuing involvement.  Revenue from grants and feasibility arrangements are recognized as the related costs are incurred. Our research revenue is derived primarily from clients in the pharmaceutical and biotechnology industries and consists of reimbursement of development costs, reimbursement of certain expenses, payment of clinical supplies and amortization of milestones. Costs of contract research revenue approximate such revenue and are included in research and development expenses.  Payments received from milestone achievements are deferred and recorded as revenue ratably over the next period of continued development.  Advance payments for research and development revenue received in excess of amounts earned are classified as deferred revenue until earned.

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

Net Loss Per Share

In accordance with SFAS 128, Earnings Per Share, basic and diluted net loss per share have been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. Had we been in a net income position, diluted earnings per share would have included the impact of outstanding options, warrants and convertible subordinated notes and debentures.

Accounting for Income Taxes

We account for income taxes under SFAS 109, Accounting for Income Taxes. Under SFAS 109, the liability method is used in accounting for income taxes.  Currently there is no provision for income taxes as we have only incurred operating losses to date.

Note 2 - Segment, Significant Customer and Geographic Information

We report segments in accordance with SFAS 131, Disclosures About Segments of an Enterprise and Related Information. SFAS 131 requires the use of a management approach in identifying segments of an enterprise.  We are organized and operate as one operating segment.

Our research revenue is derived primarily from clients in the pharmaceutical and biotechnology industries. Revenue from Pfizer represented 63% and 58% of our revenue for the three-months and six-months ended June 30, 2003 and 62% and 61% for the three-months and six-months ended June 30, 2002, respectively. Product sales relate to sale of our manufactured Advanced PEGylation products.

We primarily provide contract research revenue and product sales to customers located within the United States.  Revenues are from the following geographic areas (in thousands):

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2003	2002	2003	2002
Contract research revenue
United States	$21,067	$18,391	$39,201	$39,380
All other countries	143	437	402	749
Total contract research revenue	$21,210	$18,828	$39,603	$40,129

Product sales
United States	$3,367	$2,232	$6,966	$7,222
European countries	2,630	1,035	6,023	1,271
All other countries	541	156	684	375
Total product sales	$6,538	$3,423	$13,673	$8,868

Our accounts receivable balance contains trade receivables from product sales and collaborative research agreements. At June 30, 2003, two partners each represented 35% and 30% of our accounts receivable balance.  At December 31, 2002, two partners each represented 44% and 21% of our accounts receivable balance.

Note 3 – Financial Instruments

On June 30, 2003, we purchased approximately $8.8 million in U.S. treasury securities pledged for the exclusive benefit of the holders of our 3% convertible subordinated notes issued on June 30, 2003 (See Note 7, Convertible Subordinated Notes).  These securities are noted as restricted investments on our balance sheet and will be held-to-maturity.  The following is a summary of our operating cash, available-for-sale securities, and held-to-maturity securities as of June 30, 2003 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-Maturity Securities
U.S. treasury securities	$8,799	$—	$—	$8,799

Cash and Available-for-Sale Securities
Obligations of U.S. government agencies	$61,068	$242	$—	$61,310
U.S. corporate commercial paper	130,191	710	(47)	130,854
Repurchase agreements	2,100	—	—	2,100
Cash and other debt securities	113,992	15	—	114,007
	$307,351	$967	$(47)	$308,271

Amounts included in cash and cash equivalents	$100,195	$1	$—	$100,196
Amounts included in short-term investments	207,156	966	(47)	208,075
Amounts included in restricted investments	8,799	—	—	8,799
	$316,150	$967	$(47)	$317,070

The following is a summary of our operating cash, available-for-sale securities and held-to-maturity investments as of December 31, 2002 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and Available-for-Sale Securities
Obligations of U.S. government agencies	$110,549	$539	$—	$111,088
U.S. corporate commercial paper	112,657	698	(20)	113,335
Cash and other debt securities	69,490	56	—	69,546
	$292,696	$1,293	$(20)	293,969

Amounts included in cash and cash equivalents	$34,879	$—	$—	$34,879
Amounts included in short-term investments	257,817	1,293	(20)	259,090
	$292,696	$1,293	$(20)	$293,969

Note 4 - Other Intangible Assets

The components of our other intangible assets at June 30, 2003, are as follows (in thousands, except for years):

	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net

Core technology	5	$8,100	$3,240	$4,860
Developed product technology	5	2,900	1,160	1,740
Intellectual property	5-7	7,301	3,582	3,719
Supplier and customer relations	5	5,140	2,243	2,897
Total		$23,441	$10,225	$13,216

Amortization expense related to other intangible assets totaled approximately $1.1 million for each of the three-months ended June 30, 2003 and 2002, and approximately $2.3 million for each of the six-months ended June 30, 2003 and 2002. The following table shows expected future amortization expense of our other intangible assets until they are fully amortized (in thousands):

For the Year Ending December 31,	Amortization Expense
2003 (remaining six months)	$2,253
2004	4,507
2005	4,507
2006	1,949
Total expected future annual amortization	$13,216

Note 5 – Restructuring

In December 2002, we recorded a charge of $2.6 million related to a workforce reduction of 73 employees, which represented approximately 10% of our base employees. The $2.6 million charge included $1.7 million in severance compensation, $0.5 million in health benefits and $0.3 million in out placement services. Approximately $0.1 million was non-cash related to stock compensation. During December 2002, $0.9 million was paid out associated with severance and other employee benefits. At December 31, 2002, we had a remaining accrual of $1.6 million of which $1.4 million was paid out during the six-months ended June 30, 2003. The excess $0.2 million balance was released in the three-months ended June 30, 2003.  The activity in the restructuring balance was as follows at June 30, 2003 (in thousands):

Employee Severance and Other Benefits
Balance at December 31, 2002	$1,577
Cash payments	(1,376)
Adjustments	(201)
Balance at June 30, 2003	$—

Note 6 - Commitments and Contingencies

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with the SFAS 5, Accounting for Contingencies, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonable estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, ruling, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to the legal matters pending against us, as well as adequate provisions for any probable and estimable losses. If any unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations of that period. We believe that, given our current liquidity and cash and investment balances, even if we receive an adverse judgment with respect to litigation that we are currently a party to, such judgment would not have a material impact on cash and investments or liquidity.

Note 7 – Convertible Subordinated Notes

In June 2003, we received approximately $96.4 million in net proceeds from the issuance of $100.0 million aggregate principal amount of convertible subordinated notes to certain qualified institutional buyers pursuant to an exemption under the Rule 144A of the 1933 Act.  Interest on the notes accrues at a rate of 3.0% per year.  The notes will mature in June 2010 and are convertible into shares of our Common Stock at a conversion price of $11.35 per share, subject to adjustment under certain circumstances.  The notes are redeemable in part or in total at any time before June 30, 2006 at a redemption price of $1,000 per $1,000 principal amount plus a provisional redemption exchange premium, payable in cash or shares of Common Stock, of $90.00 per $1,000 principal amount less the amount of any interest actually paid on such notes prior to the provisional redemption date, if the closing price of our Common Stock has exceeded 150% of the conversion price in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of mailing of the provisional redemption notice.  The notes are also redeemable in part or in total at any time after June 30, 2006 by paying certain premiums on the notes based on the date of redemption.  Interest on the notes is payable semi-

annually on June 30 and December 30.   In addition, we have purchased and pledged a portfolio of U.S. treasury securities as security for the notes in an amount sufficient to pay the first six scheduled interest payments due on the notes.  Other than such security, the notes are unsecured obligations, which rank junior in right of payment to all of our existing and future senior debt.  At June 30, 2003, $100.0 million of these 3% convertible subordinated notes remained outstanding.

Also in June 2003, we entered into privately negotiated agreements with certain holders of our outstanding 3.5% convertible subordinated notes due in October 2007, for the repurchase of $20.5 million aggregate principal amount of the outstanding notes in exchange for cash payments of approximately $16.2 million.  In connection with this repurchase, we recorded a gain of approximately $4.3 million for the early extinguishment of debt, which is included in other income for the three-months and six-months ended June 30, 2003.  At June 30, 2003,  $209.5 million of 3.5% convertible subordinated notes due October 2007 remained outstanding.

Note 8 - Guarantees and Indemnifications

The following is a summary of our agreements that we have determined are within the scope of FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other’s, which are specifically grandfathered because the guarantees were in effect prior to December 31, 2002.  In accordance with this interpretation, we have no liabilities recorded for these agreements as of June 30, 2003, except as noted below.

Director and Officer Indemnifications

As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that may limit our exposure and may enable us to recover a portion of any future amounts paid. Assuming the applicability of this coverage, the willingness of the insurer to assume coverage and subject to certain retention, loss limits and other policy provisions, we believe any obligations to our directors and officers are not material. However, no assurances can be given that the covering insurers will not attempt to dispute the validity, applicability or amount of coverage without expensive litigation against these insurers, in which case we may incur substantial liabilities as a result of these indemnification obligations.  The estimated fair value of these indemnification provisions is minimal. Most of these indemnification provisions were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for these provisions as of June 30, 2003.

Lease Restoration

We have several operating leases for our facilities in multiple locations. In the event that we do not exercise our option to extend the term of a lease, we guarantee certain costs to restore the property to certain conditions in place at the time of lease. We believe the estimated fair value of this guarantee is minimal.

Strategic Alliance—Enzon Pharmaceuticals, Inc.

In January 2002, we announced a broad strategic alliance with Enzon Pharmaceuticals, Inc. that included a collaboration agreement to develop three products using our particle engineering technologies. Under the terms of the agreement, we are responsible for the development of drug formulations for the agreed upon pharmaceutical agents. We are required to self-fund a portion of these costs. As of June 30, 2003, we are required to internally fund $14.6 million in the coming years without reimbursement for research and development expenses. Costs incurred to date of $2.4 million have been included in our research and development expenses. After our funding requirement has been met, Enzon may provide research and development funding as well as milestone payments as the program progresses through clinical testing.

Manufacturing and Supply Agreement with Contract Manufacturers

In August 2000, we entered into a Manufacturing and Supply Agreement with our contract manufacturers to provide for the manufacturing of our pulmonary inhaler device for Exubera® (inhaleable insulin). Under the terms of the Agreement, we may be obligated to reimburse the contract manufacturers for the actual unamortized and unrecovered portion of any equipment procured or facilities established and the interest accrued for their capital overlay, or under certain circumstances, to the extent that the contract manufactures cannot re-deploy the assets in the event that Exubera does not gain FDA approval. While we would expect such payments would be significant, at the present time it is not possible to accurately estimate the loss that will occur should Exubera not be approved. We have also agreed to defend, indemnify and hold harmless the contract manufacturers from and against third party liability arising out of the Agreement, including product liability and infringement of intellectual property. There is no limitation on the potential amount of future payments we could be required to make under these indemnification obligations. We have never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. If any of our indemnification obligations is triggered, we may incur substantial liabilities.

Security Agreement with Pfizer Inc.

In connection with the Collaboration, Development and License Agreement (“CDLA”) dated January 18, 1995 that we entered into with Pfizer Inc., for the development of Exubera, we entered into a Security Agreement pursuant to which our obligations under the CDLA and certain Manufacturing and Supply Agreements related to the manufacture and supply of powdered insulin and pulmonary inhaler devices for the delivery of powdered insulin, are secured. Our default under any of these agreements triggers Pfizer’s rights with respect to property relating solely to, or used or which will be used solely in connection with, the development, manufacture, use and sale of Exubera including proceeds from the sale or other disposition of the property.

Collaboration Agreements for Pulmonary Products

As part of our collaboration agreements with our partners for the development, manufacture and supply of products based on our pulmonary delivery system, we generally agree to defend, indemnify and hold harmless our partners from and against third party liabilities arising out of the agreement, including product liability and infringement of intellectual property. The term of these indemnification obligations is generally perpetual after execution of the agreement. There is no limitation on the potential amount of future payments we could be required to make under these indemnification obligations. We have never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. If any of our indemnification obligations is triggered, we may incur substantial liabilities.

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

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section as well as factors under the heading “Cautionary Factors that May Affect Future Results” at the end of this section.

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

We are working to become one of the world’s leading drug delivery products based companies by providing a portfolio of technologies and expertise that will enable us and our pharmaceutical partners to improve drug performance throughout the drug development process. We have been unprofitable since inception and forecast incurring substantial operating losses over the next few years.  To date, except for sales from five products using Nektar Molecule Engineering based on our Advanced PEGylation technology, we have not sold any commercial products.  For the period from inception through June 30, 2003, we incurred a cumulative net loss of approximately $582.3 million. The sources of our working capital have been equity offerings and convertible debt financings, financings of equipment acquisitions and tenant improvements, interest earned on investments of cash, and revenues from product sales, short-term research and feasibility agreements and development contracts. To date we have been primarily dependent upon equity and convertible debt financings to fund our working capital.

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

Available Information

Our quarterly reports on Form 10-Q, annual reports on Form 10-K and our other filings with the Securities and Exchange Commission, and as amended, can be found on our website at http:/www.nektar.com or can be obtained by contacting our Investor Relations Department at our corporate offices at (650) 631-3100 or by sending an e-mail message to investor@nektar.com.

Recent Developments

In June 2003, we completed our offering of $100.0 million aggregate principal amount of convertible subordinated notes to certain qualified institutional buyers pursuant to an exemption under Rule 144A of the 1933 Act. The notes bear interest at a rate of 3% per annum.  The notes will mature in June 2010 and are convertible into shares of our Common Stock at the rate of approximately 88.1057 shares per $1,000 principal amount of notes, which is equivalent to an initial conversion price of $11.35 per share. Except pursuant to a limited pledge of collateral equal to the initial six payments of interest on the June 2003 notes, the June 2003 notes are subordinated to all of our present and future senior debt.  We plan to use the net proceeds of the offering for general corporate purposes, which may include investing in or accelerating various product development programs, undertaking potential acquisitions, and developing technologies.  Also in June 2003, we entered into privately negotiated agreements with certain holders of our outstanding 3.5% convertible subordinated notes due October 2007, for the repurchase of $20.5 million aggregate principal amount of the outstanding notes in exchange for cash payments of approximately $16.2 million resulting in an approximately $4.3 million gain upon extinguishment.  We may potentially use additional portions of the net proceeds to repurchase additional outstanding convertible notes and debentures from a limited number of holders in privately negotiated transactions or from a limited number of holders in unsolicited open market transactions.

In June 2003, Pfizer and Aventis Pharma released additional data from Phase III studies conducted by them with Exubera®.  The data suggests that Exubera may provide acceptable glycemic control to significantly more subjects than rosiglitazone in Type 2 diabetes patients not optimally controlled on diet and exercise.  Rosiglitazone is an oral hypoglycemic agent used to reduce the body’s resistance to the action of insulin as a way of lowering blood glucose.

In June 2003, Pfizer said that they are continuing long-term safety trials to further investigate small, non-progressive differences in pulmonary function test results that were seen in a limited number of Exubera and control patients in earlier trials.  Pfizer stated that comparative pulmonary function test data in Type 2 diabetic patients followed for one year in a controlled trial suggest that pulmonary decreases are not progressive and appear to reverse upon discontinuation of Exubera therapy.  This is consistent with previous observations from uncontrolled trial results.  Pfizer further stated that they are in discussions with the FDA and European regulatory agencies with respect to the requirements for and timing of required regulatory filings for Exubera, but do not expect to comment publicly on whether or when such filings will be made.  The determination as to whether or when an NDA or similar European regulatory submission for approval is filed with respect to Exubera will be made by Pfizer and Aventis Pharma at their discretion.

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

In November 2002, the FASB issued Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements, and provides new disclosure requirements regarding indemnification provisions, including indemnification provisions typically included in a license arrangement. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and that the company must disclose that information in its financial statements. However, the provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002 (See Note 8, Guarantees and Indemnification of Part I, Item 1, of this Form 10-Q).  Our adoption of FIN 45 did not have a material impact on our financial position or results of operations.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.  EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets.  The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  We are currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on our consolidated financial statements.

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure provisions of SFAS 123 and Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The statement does not amend SFAS 123 to require companies to account for employee stock options using the fair value method. The Statement’s amendment of the transition and annual disclosure requirement of SFAS 123 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We have elected to continue to follow the intrinsic value method of accounting as prescribed by APB 25, Accounting for Stock Issued to Employee, to account for employee stock options.  Under APB 25, no compensation expense is recognized unless the exercise price of our employee stock options is less than the market price of the underlying stock on the date of grant.  We have not recorded such expenses in the periods presented because we granted options at the fair market value of the underlying stock on the date of grant.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. FIN 46 requires a variable interest entity to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. In October 2000, we entered into a build-to-suit lease transaction with a real estate partnership to finance and manage construction of our San Carlos research and office facility. We have fully consolidated this entity in our consolidated financial statements since inception. Accordingly, the adoption of FIN 46 does not have an impact on our financial position or results of operations.

Critical Accounting Policies

Our discussion and analysis of our financial position and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. It requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

We consider certain accounting policies related to revenue recognition, stock-based compensation, inventory, impairment of goodwill and intangible assets, and accrued liabilities to be critical to our business operations and the understanding of our results of operations.

Revenue Recognition

Contract revenue from collaborative research agreements is recorded as earned based on the performance requirements of the contract.  Revenue from non-refundable upfront license fees and certain guaranteed payments where we continue involvement through collaborative development are deferred and recognized as revenue over the period of continuing involvement.  Revenue from research and development cost reimbursement contracts is recognized as the related costs are incurred.  Revenue from grants and feasibility arrangements are recognized when the cash has been received and the final product has been delivered to the customer.  Payments received for milestones achieved are deferred and recorded as revenue ratably over the next period of continued development.  Our research revenue is derived primarily from clients in the pharmaceutical and biotechnology industries and consists of reimbursement of development costs, reimbursement of certain expenses, payment of clinical supplies and amortization of milestones.  Advance payments for research and development revenue received in excess of amounts earned are classified as deferred revenue until earned.

Revenue from product sales is recorded when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable and collectability is reasonably assured. Allowances, if any, are established for uncollectible amounts, estimated product returns and discounts.

Stock-Based Compensation

We grant stock options to our employees and we account for these stock option grants in accordance with Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees and related interpretations. Under APB 25, when stock options are issued with an exercise price equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized in the income statement (See Note 1, Organization and Summary of Significant Accounting Policies of Part I, Item 1, of this Form 10-Q).

Inventory

Inventories are stated at the lower of cost or market. Cost is computed on a currently adjusted standard basis (which approximates first-in, first-out) for raw materials, work-in-process and finished goods.  Inventory reserves are established for physical deterioration, obsolescence, or other causes.

Impairment of Goodwill and Intangible Assets

In accordance with the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, we have adopted a policy for measuring goodwill on an annual basis and between annual tests in certain circumstances.  Intangible assets are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. We periodically evaluate whether changes have occurred that would require revision of the remaining estimated useful lives of these assets or otherwise render the assets unrecoverable. If such an event occurred, we would determine whether the other intangibles are impaired.  To date, no such impairment losses have been recorded for goodwill or intangible assets.

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

Results of Operations

Three-Months and Six-Months Ended June 30, 2003 and 2002

Revenue

Revenue for the three-months ended June 30, 2003, was approximately $27.7 million compared to approximately $22.3 million for the three-months ended June 30, 2002, an increase of approximately 25%. The increase in revenue for the three-months ended June 30, 2003 compared to the three-months ended June 30, 2002 was primarily due to expanded activities under our existing collaborative agreements and higher sales of our Advanced PEGylation products. Revenue for the six-months ended June 30, 2003, was approximately $53.3 million compared to approximately $49.0 million for the six-months ended June 30, 2002, an increase of approximately 9%.  The increase in revenue for the six-months ended June 30, 2003 compared to the six-months ended June 30, 2002, was primarily due to higher sales of our Advanced PEGylation products.  Contract research revenue included reimbursed research and development expense as well as the amortization of deferred up-front signing and progress payments received from our collaborative partners.  Contract revenues are expected to fluctuate from year to year, and future contract revenue cannot be predicted accurately.  The level of contract revenues depends in part upon future success in obtaining timely completion of feasibility studies, the continuation of existing collaborations, and achievement of milestones under current and future agreements.  Product sales accounted for approximately 24% of revenue for the three-months ended June 30, 2003, as compared to approximately 15% for the three-

months ended June 30, 2002.  Product sales accounted for approximately 26% of revenue for the six-months ended June 30, 2003, as compared to approximately 18% for the six-months ended June 30, 2002.  The increase in product sales was based upon the regulatory approval of new products and higher demand for clinical shipments of our PEG reagents.  Future sales are dependent upon the acceptance of these and other products in the market and cannot be accurately predicted.

Cost of Goods Sold

Cost of goods sold is associated with product sales and was approximately $3.7 million for the three-months ended June 30, 2003 based on product sales of approximately $6.5 million.  Cost of goods sold for the three-months ended June 30, 2002 was approximately $1.7 million based on product sales of approximately $3.4 million.  The approximately 122% increase in cost of goods sold for the three-months ended June 30, 2003 as compared to the three-months ended June 30, 2002 was primarily driven by the approximately 91% increase in product sales and changes in the mix of products sold for the three-months ended June 30, 2003 as compared to the same period in 2002.  Cost of goods sold was approximately $8.3 million for the six-months ended June 30, 2003 based on product sales of approximately $13.7 million.  Cost of goods sold for the six-months ended June 30, 2002 was approximately $3.6 million based on product sales of approximately $8.9 million.  The approximately 133% increase in cost of goods sold for the six-months ended June 30, 2003 as compared to the six-months ended June 30, 2002 was primarily driven by the approximately 54% increase in product sales, the initiation of royalty payments on certain products based on our Advanced PEGylated technology as well as changes in the mix of products sold for the six-months ended June 30, 2003 as compared to the same period in 2002.  The combination of our various products will continue to determine the fluctuation in the relationship between products sales and cost of goods sold.

Research and Development Expenses

                Research and development expenses are associated with three general categories: (i) collaborative agreements under which spending is reimbursed by our partners; (ii) spending attributed to internally funded programs; and (iii) commercial readiness and infrastructure costs associated with commercial operations for our drug and third-party device manufacturing.  Research and development expenses were approximately $32.4 million and approximately $36.6 million for the three-months ended June 30, 2003 and 2002, respectively.  The approximately 11% decrease for the three-months ended June 30, 2003 as compared with the three-months ended June 30, 2002 was primarily due to a reduction in our research and development expenses related to certain scale-up and commercial readiness costs associated with the Exubera inhaled insulin project and a decrease in compensation expenses due to our restructuring announced on December 11, 2002.  Research and development expenses were approximately $64.5 million and approximately $78.5 million for the six-months ended June 30, 2003 and 2002, respectively.  The approximately 18% decrease for the six-months ended June 30, 2003 as compared to the six-months ended June 30, 2002, can be partially attributed to a one time payment of approximately $5.3 million to Alliance Pharmaceuticals for the rights beyond pulmonary application for PulmoSphere® technology in the six-months ended June 30, 2002.  In addition, our research and development expenses decreased for the six-months June 30, 2003 compared to the six-months ended June 30, 2002 due to certain scale-up and commercial readiness costs associated with the Exubera inhaled insulin project and compensation expenses due to our restructuring announced on December 11, 2002.

General and Administrative Expenses

General and administrative expenses are associated with administrative staffing, business development and marketing efforts.  General and administrative expenses were approximately $5.2 million and approximately $5.6 million for the three-months ended June 30, 2003 and 2002, respectively.  General and administrative expenses were approximately $10.3 million for the six-months ended June 30, 2003 and approximately $11.0 million for the six-months ended June 30, 2002.  This decrease can be attributed to a decrease in consulting expenses.

Amortization of Other Intangible Assets

Amortization of other intangible assets expenses was approximately $1.1 million for both the three-months ended June 30, 2003, and the three-months ended June 30, 2002.  These expenses were approximately $2.3 million for both the six-months ended June 30, 2003, and the six-months ended June 30, 2002.

Other Income/(Expense), Net

Other income/(expense), net, was approximately $4.5 million income for the three-months ended June 30, 2003, as compared to approximately $0.6 million expense for three-months ended June 30, 2002.  Other income/(expense), net, was approximately $4.6 million income for the six-months ended June 30, 2003 as compared to approximately $0.7 million expense for the six-months ended June 30, 2002.  These increases can be attributed primarily to an approximate $4.3 million gain on the early extinguishment of debt recognized in June 2003 in connection with the payment of approximately $16.2 million to repurchase $20.5 million in aggregate principal amount of 3.5% convertible notes due in 2007 in privately negotiated transactions.  In addition, in the three-month and six-months ended June 30, 2002, we realized approximately $0.4 million realized loss on our marketable equity securities due to impairment.

Interest Income

Interest income was approximately $1.3 million for the three-months ended June 30, 2003, as compared to approximately $2.5 million for the three-months ended June 30, 2002.  Interest income was approximately $2.9 million for the six-months ended June 30, 2003, as compared to approximately $5.3 million earned during the six-months ended June 30, 2003.  The approximate $1.2 million and approximate $2.4 million decrease in the three-months and six-months, respectively, from 2002 to 2003 was due to lower cash and investment balances and lower interest rates over the period.  We expect interest income to correlate with the increase or decrease of our cash and investment balances and interest rates for the remainder of the year.

Interest Expense

Interest expense is related to convertible subordinated notes and debentures, an obligation for our build-to suit lease transaction with our real estate partnership and other equipment loans and lines of credit.  Interest expense was approximately $4.2 million for the three-months ended June 30, 2003 as compared to approximately $4.0 million for the three-months ended June 30, 2002.  Interest expense was relatively unchanged at approximately $8.3 million and approximately $8.2 million, respectively, for the six-months ended June 30, 2003 and 2002.  We expect our interest expense to increase in the future as a result of the interest payable on our 3% convertible subordinated notes issued in June 2003.

Liquidity and Capital Resources

We have financed our operations primarily through public and private placements of our debt and equity securities, revenue from development contracts, product sales and short-term research and feasibility agreements, financing of equipment acquisitions and tenant improvements, and interest income earned on our investments of cash.  We do not utilize off-balance sheet financing arrangements as a source of liquidity or financing.  At June 30, 2003, we had cash, cash equivalents, and short-term investments of approximately $308.3 million.

Our operations used cash of $52.1 million for the six-months ended June 30, 2003 as compared to $39.2 million for the six-months ended June 30, 2002.  For the six-months ended June 30, 2003, the cash used in operations primarily reflects the net loss for the six-months ended June 30, 2003 of $33.0 million and changes in the balance sheet including the reduction of deferred revenue that is dependent on the timing of partner advance payments.  The net loss for the six-months ended June 30, 2003 included a non-cash gain of $4.3 million related to the early extinguishment of debt.  In the six-months ended June 30, 2003, we made cash disbursements on several liabilities carried on the balance sheet at December 31, 2002.  In relation to employee severance and other benefits for the restructuring announced on December 11, 2002, we paid out $1.4 million in the six-months ended June 30, 2003.  We also made cash disbursements of $1.4 million in the six-months ended June 30, 2003 related to our name change.  For the six-months ended June 30, 2002, cash used in operations of $39.2 million primarily reflected our net loss of $49.9 million for the six-months ended June 30, 2002, offset by depreciation and other changes in the balance sheet.  Cash used in operations increased by $13.0 million in the six-months ended June 30, 2003 as compared to the six-months ended June 30, 2002 primarily due to changes in the deferred revenue balance that is contingent on the timing of partner advance payments, a decrease in accounts payable and other accrued liabilities, and an increase in accounts receivable for the periods presented.

Cash provided by investing activities was $35.6 million for the six-months ended June 30, 2003 as compared to $6.2 million cash used by investing activities for the six-months ended June 30, 2002.  Cash provided in the six-months ended June 30, 2003 was generated primarily by the sale and maturity of investments of securities.  The cash proceeds were either reinvested or used in operations.  We purchased $6.1 million in property and equipment for the six-months ended June 30, 2003.  Cash used for investing for the six-months ended June 30, 2002 of $6.2 million was primarily related to the purchase of approximately $10.3 million of property and equipment and the purchase of short-term investments that were offset by the sale and maturity of short-term investments.

Cash provided by financing activities was $81.8 million for the six-months ended June 30, 2003 compared to $40.2 million for the six-months ended June 30, 2002.  On June 30, 2003, we issued $100.0 million in aggregate principal of 3% convertible subordinated notes due in 2010.  Approximately $3.6 million in debt issue costs offset the proceeds.  In addition, on June 30, 2003, we repurchased in privately negotiated transactions $20.5 million aggregate principal amount of our 3.5% convertible subordinated notes due in 2007 in exchange for cash payments of approximately $16.2 million.  In the six-months ended June 30, 2002, we received a $40.0 million investment in our preferred stock by Enzon Pharmaceuticals Inc., related to a strategic alliance entered into in January 2002.

Given our current cash requirements, we forecast that we will have sufficient cash to meet our net operating expense requirements for the next two to three years. We plan to continue to invest in our growth and the need for cash will be dependent upon the timing of these investments. Our capital needs will depend on many factors, including continued scientific progress in our research and development arrangements, progress with preclinical and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs of developing and the rate of scaling up each manufacturing operation of our technologies, the timing and cost of our late stage clinical and early commercial production facility, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, the need to acquire licenses to new technologies and the status of competitive products. Of our convertible subordinated notes and debentures, $7.8 million, $270.8 million and $100.0 million will mature in 2006, 2007 and 2010, respectively. We do not expect to be able to satisfy these obligations through cash flow generated by our operations. To satisfy our long-term obligations and operating expense needs, we intend to seek additional funding, as necessary, from corporate partners and from the sale of securities and/or debt and to potentially attempt to refinance and restructure our existing debt obligations. Because we are an early stage biotechnology company, we do not qualify to issue investment grade debt or have access to certain credit facilities. As a result, any financing we undertake will likely involve the issuance of equity, convertible debt instruments or high-yield debt to fund our working capital. To date we have been primarily dependent upon equity and convertible debt financings for capital and have incurred substantial debt as a result of our issuances of convertible subordinated notes and debentures that are convertible into our Common Stock. Our substantial debt, the market price of our securities and the general economic climate, among other factors, could have material consequences for our financial position and could affect our sources of short-term and long-term funding. There can be no assurance that additional funds, if and when required, will be available to us on favorable terms, if at all.

Approval of Non-Audit Services

During the quarter ended June 30, 2003, the Audit Committee of the Board of Directors did not approve any non-audit services to be provided by Ernst & Young LLP, our independent auditors.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

The following section should be read carefully in connection with evaluating our business.  Any of the following factors could materially and adversely affect our business, financial position or results of operations.

If our collaborative partners that we depend on to obtain regulatory approvals and commercialization of our products are not successful, or if such collaborations fail, then our product development or commercialization of our products may be delayed or unsuccessful.

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

We have entered into collaborations in the past that have been subsequently terminated. If other collaborations are suspended or terminated, our ability to successfully commercialize certain of our other proposed products would also be negatively impacted. If these efforts fail, our product development or commercialization of products could be delayed and our financial position and results of operation would be significantly harmed.

If Pfizer does not file an NDA or equivalent European regulatory submission for approval for Exubera, if the FDA or European regulatory agencies do not timely approve any NDA or equivalent European regulatory submission for

Exubera or if our collaboration with Pfizer is discontinued prior to the launch of Exubera®, then our financial position and results of operations will be significantly harmed.

We are developing with Pfizer an inhaleable version of insulin, Exubera, for the treatment of Type 1 and Type 2 diabetes that will be administered using our pulmonary delivery system.  Exubera is currently in Phase III clinical trials.  We currently depend on Pfizer as the source of a significant portion of our revenues.  For the three-months ended June 30, 2003, and 2002, contract research revenue from Pfizer accounted for 63% and 61% of our revenue, respectively, and 58% and 61% for the six-months ended June 30, 2003 and 2002, respectively.  Delays in the filing of the Exubera NDA or equivalent European regulatory submission will result in a delay in marketing approval, and there can be no assurance that even if the NDA or equivalent European regulatory submission is filed, Exubera will be approved for marketing and commercial use.  Among the factors that may delay the filing or approval of the NDA or equivalent European regulatory submission, or the commercial launch of Exubera, are the following:

•                  Pfizer is currently conducting studies to generate controlled long-term safety data with respect to Exubera, in particular its affect on lung function, and the results of the studies may impact the filing of regulatory submissions or regulatory approvals;

•                  Pfizer has stated that it is in discussions with the FDA and European regulatory agencies with respect to the requirements for and timing of the submission of an NDA or equivalent European regulatory submission, and the results of those discussions may impact the filing or approval of the NDA or equivalent European regulatory submission;

•                  We may experience difficulties with respect to the processing of the dry powder formulation of inhaleable insulin, and the filling and packaging of the inhaleable insulin powder for Exubera.  We may not be able to successfully transfer the filling and packaging technology to Pfizer for the large scale commercial production of Exubera; and

•                  We, with our contract manufacturers, may experience difficulties with respect to the production of the pulmonary inhaler device for Exubera, including the design, scale up and automation of the commercial manufacture of the pulmonary inhaler device for Exubera, and any such difficulties may delay the filing and approval of the NDA or equivalent European regulatory submission.  Our contract manufacturers may also experience difficulties with respect to manufacturing the device in high volumes for commercial use.

The determination as to whether or when an NDA or equivalent European regulatory submission is filed with respect to Exubera will be made by Pfizer in its discretion.  Pfizer has stated that it will not comment publicly on whether or when it will file an NDA or equivalent European regulatory submission for approval of Exubera.  If the filing or approval of the NDA or equivalent European regulatory submission is substantially delayed beyond the estimates we have made for purposes of budgeting and resource allocation, we may not have the financial ability to continue supporting the Exubera program or be able to meet our contractual obligations relating to the commercial launch of Exubera.  In the event of any such delay, we may also elect to divert resources away from Exubera related activities or otherwise reduce our activities relating to the Exubera program.  Any material delay in the filing for regulatory approval or material delay in receiving regulatory approval, or failure to receive regulatory approval for Exubera at all, would affect our contract research revenue from Pfizer, may result in the payment by us of substantial reimbursements to the contract manufacturers of our proprietary inhaler device, and would significantly harm our financial position and results of operations.  Furthermore, should the collaboration with Pfizer be discontinued, our financial position and results of operations may be substantially harmed.

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

We are in an early stage of development with respect to many of our products. There is a risk that our technologies will not be commercially feasible. Even if our technologies are commercially feasible, they may not be commercially accepted across a range of large and small molecule drugs. We have tested 12 drug formulations based on our pulmonary delivery systems in humans, but many of our potential formulations have not been tested in clinical trials. While our Advanced PEGylation technology has been incorporated in five products that the FDA has approved for marketing, and three other products using our Advanced PEGylation technology are in Phase II/III pivotal trials or in Phase III trials, many of the drug formulations which incorporate this technology are in the early stages of feasibility or preclinical testing or in human clinical trials. Our supercritical fluids technology is also primarily in an early stage of feasibility. This technology represents a new method of manufacturing drug particles and is still in research and development, with only one formulation having entered human clinical testing.

Our potential products require extensive research, development and preclinical and clinical testing.  Our potential products also may involve lengthy regulatory reviews and require regulatory approval before they can be sold. We do not know if, and cannot provide assurance that, any of our potential products will prove to be safe and effective, accomplish the objectives that we and our collaborative partners are seeking through the use of our technologies, meet regulatory standards or continue to meet such standards if already approved. There is a risk that we and our collaborative partners may not be able to produce any of our potential products in commercial quantities at acceptable costs, or market them successfully. Failure to achieve commercial feasibility, demonstrate safety, achieve clinical efficacy, obtain regulatory approval or, together with partners, successfully market products will negatively impact our revenues and results of operations.

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

There is a risk that we or our partners will not obtain regulatory approval for our unapproved products on a timely basis, or at all. Our unapproved products must undergo rigorous animal and human testing and an extensive FDA mandated or equivalent foreign authorities’ review process. This process generally takes a number of years and requires the expenditure of substantial resources. The time required for completing such testing and obtaining such approvals is uncertain. The FDA and other U.S. and foreign regulatory agencies also have substantial discretion to terminate clinical trials, require additional testing, delay or withhold registration and marketing approval and mandate product withdrawals including recalls. The FDA has approved for marketing five products using our Advanced PEGylation technology for specific uses in the United States. Further, another product using our Advanced PEGylation technology has been approved in Europe. Even though our partners have obtained regulatory approval for some of our products, these products and our manufacturing processes are subject to continued review by the FDA and other regulatory authorities. Even if our partners receive regulatory approval of a product, the approval may limit the indicated uses for which our partners may market the product. In addition, our partners’ marketed products, our manufacturing facilities and we, as the manufacturer in certain instances, will be subject to continual review and periodic inspections. Later discovery from such review and inspection of previously unknown problems may result in restrictions on our partners’ products or on us, including withdrawal of our partners’ products from the market. The failure to obtain timely regulatory approval of our partners’ products, any product marketing limitations or a product withdrawal would negatively impact our revenues and results of operations.

In addition, we may encounter delays or rejections based upon changes in FDA regulations or policies, including policies relating to current good manufacturing practice compliance (“cGMP”), during the period of product development. We may encounter similar delays in other countries.

If our technologies cannot be integrated successfully to bring products to market, then our ability to develop, and our partners’ ability to obtain approval or market our products, may be delayed or unsuccessful.

We may not be able to integrate all of the relevant technologies to provide complete drug delivery and formulation systems. In particular, our development of drugs based on our pulmonary delivery systems relies upon the following several different but related technologies:

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

Advanced PEGylation and Supercritical Fluids Technologies

Except for the five approved products incorporating our Advanced PEGylation technology, all of the drug formulations which incorporate our Advanced PEGylation and supercritical fluids technologies are in various stages of feasibility testing or human clinical trials. We anticipate having to expand our Advanced PEGylation technology and our supercritical fluids technology manufacturing facilities. If we are not able to scale-up to large clinical trials or commercial manufacturing for products incorporating either of these technologies in a timely manner or at a commercially reasonable cost, we risk not meeting our customers’ supply requirements or our contractual obligations. Our failure to solve any of these problems could delay or prevent late stage clinical testing and commercialization of our products and could negatively impact our revenues and results of operations.

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

To date, we rely primarily on one particular method of powder processing. There is a risk that this technology will not work with all drugs or that the cost of drug production with this processing will preclude the commercial viability of certain drugs. Additionally, there is a risk that any alternative powder processing methods we may pursue will not be commercially practical for aerosol drugs or that we will not have, or be able to acquire the rights to use, such alternative methods.

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

There can be no assurance we will be able to successfully manufacture products on our autofiller system in a timely manner or at a commercially reasonable cost; any delay or failure in further developing such technology would delay product development or inhibit commercialization of our products and would have a materially adverse effect on us.

Inhaler Devices. We face many technical challenges in developing our pulmonary inhaler devices to work with a broad range of drugs, to produce such devices in sufficient quantities and to adapt the devices to different powder formulations. Our inhaler device being used with Exubera is still in clinical testing and production scale-up work is underway. Further design and development work is underway to enable commercial manufacturing and additional work may be required to optimize the device for regulatory approval, field reliability or other issues that may be important to its commercial success. Additional design and development work may lead to a delay in regulatory approval and delay efforts to seek regulatory approval for any product that incorporates the device or the time the device could be ready for commercial launch. In addition, we are attempting to develop a smaller inhaler device, which presents particular technical challenges. There is a risk that we will not successfully achieve any of these challenges. Our failure to overcome any of these challenges would negatively impact our revenues and results of operations.

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

We agreed to subcontract the manufacture of our pulmonary inhaler devices used with Exubera before commercial production. We have identified contract manufacturers that we believe have the technical capabilities and production capacity to manufacture such device and which can meet the requirements of cGMP. We are not certain that we will be able to maintain satisfactory contract manufacturing on commercially acceptable terms, if at all. Our failure to maintain ongoing commercial relationships with our existing contract manufacturers may subject us to significant reimbursement obligations upon termination of such relationships. Our dependence on third parties for the manufacture of our pulmonary inhaler devices may negatively impact our cost of goods and our ability to develop and commercialize products based on our pulmonary delivery systems on a timely and competitive basis.

For the most part, we obtain the bulk active pharmaceutical ingredients we use to manufacture products using our technologies from sole or exclusive sources of supply. For example, with respect to our source of bulk insulin, we have entered into a collaborative agreement with Pfizer that has, in turn, entered into an agreement with Aventis Pharma to manufacture regular human insulin. Under the terms of their agreement, Pfizer and Aventis Pharma agreed to construct a jointly owned manufacturing plant in Frankfurt, Germany. Until needed, Pfizer will provide us with insulin from Aventis Pharma’s existing plant. We have also entered into an agreement with one supplier for a significant portion of the PEG polymer chains we use in our products that incorporate our Advanced PEGylation technology.  NOF Corporation is our predominant supplier of pharmaceutical grade PEGylation materials pursuant to an exclusive distributor agreement.  If our sole or exclusive source suppliers fail to provide either active pharmaceutical ingredients or PEGylation materials in sufficient quantities when required, our revenues and results of operations will be negatively impacted.

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

There is a risk that health care providers, patients or third-party payors will not accept products using our drug delivery and formulation technologies. If the market does not accept our potential products, our revenues and results of operations would be significantly and negatively impacted.

If our products are not cost effective, then government and private insurance plans may not pay for them and our products may not be widely accepted, which will adversely affect our revenues and results of operations

In both domestic and foreign markets, sales of our products under development will depend in part upon the availability of reimbursement from third-party payors, such as government health administration authorities, managed care providers, private health insurers and other organizations. In addition, such third-party payors are increasingly challenging the price and cost effectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved health care products. Legislation and regulations affecting the pricing of pharmaceuticals may change before regulatory agencies approve our proposed products for marketing. Adoption of such legislation and regulations could further limit reimbursement for medical products. A government or third-party payor decision to not provide adequate coverage and reimbursements for our products would limit market acceptance of such products.

If our competitors develop and sell better drug delivery and formulation technologies, then our products or technologies may be uncompetitive or obsolete and our revenues and results of operations will be adversely affected.

We are aware of other companies engaged in developing and commercializing drug delivery and formulation technologies similar to our technologies. Some of our competitors with regard to our pulmonary delivery systems include AeroGen, Inc., Alkermes, Inc. and Aradigm Corporation. AeroGen and Aradigm are each developing liquid drug delivery systems, and Alkermes is working on a dry powder delivery system. Our competitors with regard to our Advanced PEGylation technology include Valentis, Inc., Mountain View Pharmaceuticals, Inc. and SunBio PEG-SHOP, as well as several pharmaceutical and biotechnology companies with in-house PEGylation expertise. Some of our competitors with regard to our supercritical fluids technology include Alkermes, Battelle Memorial Institute, Ethypharm SA, Ferro Corp., Lavipharm SA and RxKinetics. Some of these companies license or provide the technology to other companies, while others are developing the technology for internal use. Many of these companies have greater research and development capabilities, experience, manufacturing, marketing, financial and managerial resources than we do and represent significant competition for us. Acquisitions of or collaborations with competing drug delivery companies by large pharmaceutical or biotechnology companies could enhance our competitors’ financial, marketing and other resources. Accordingly, our competitors may succeed in developing competing technologies, obtaining regulatory approval for products or gaining market acceptance before us. Developments by others could make our products or technologies uncompetitive or obsolete. Our competitors may introduce products or processes competitive with or superior to our products or processes.

If any of our patents are invalid or pending patents do not issue or following issuance are deemed not valid, then we may lose key intellectual property right protection. If our products infringe on third party’s rights, then we will suffer adverse effects on our ability to develop and commercialize products as well as our revenues and results of operations.

We have filed patent applications covering certain aspects of our inhalation devices, powder processing technology, powder formulations and deep lung route of delivery for certain molecules as well as for our Advanced PEGylation and supercritical fluids technologies, and we plan to file additional patent applications. As of June 30, 2003, we had 526 issued U.S. and foreign patents that cover certain aspects of our technologies and we have a number of patent applications pending. There is a risk that many of the patents applied for will not issue, or that any patents that issue or have issued will not be held valid and enforceable. Enforcing our patent rights would be time consuming and costly.

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

We are party to various litigation matters, including several which relate to our patent and intellectual property rights. We cannot predict with certainty the eventual outcome of any pending litigation or potential future litigation, and we might have to incur substantial expense in defending these or future lawsuits or indemnifying third parties with respect to the results of such litigation.

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

As of June 30, 2003, we had approximately $378.6 million in long-term convertible subordinated notes and debentures, $31.0 million in non-current capital lease obligations and $3.2 million in other long-term liabilities. Our substantial indebtedness has and will continue to impact us by:

•                                          making it more difficult to obtain additional financing; and

•                                          constraining our ability to react quickly in an unfavorable economic climate.

Currently we are not generating positive cash flow. Delay in the approval of Exubera, or other adverse occurrences related to our product development efforts will adversely impact our ability to meet our obligations to repay the principal amounts on our convertible subordinated notes and debentures when due. In addition, because of the decline in the market price of our Common Stock, it has become highly unlikely that the holders of a large percentage of our outstanding convertible subordinated notes and debentures will convert such securities to equity in accordance with their existing terms. If we are unable to satisfy our debt service requirements, substantial liquidity problems could result. As of June 30, 2003 we had cash, cash equivalents and short-term investments valued at approximately $308.3 million. We expect to use substantially all of these assets to fund our on-going operations over the next few years. In October 2006, we will have an obligation to repay $7.8 million, in February 2007, we will have an obligation to repay $61.3 million, in October 2007, we will have an obligation to repay $209.5 million, and in June 2010, we will have an obligation to repay $100.0 million of our long-term convertible subordinated notes and debentures. We may not generate sufficient cash from operations to repay our convertible subordinated notes and debentures or satisfy any other of these obligations when they become due and may have to raise additional financing from the sale of equity or debt securities or otherwise restructure our obligations in order to do so. There can no assurance that any such financing or restructuring will be available to us on commercially acceptable terms, if at all.

If we cannot raise additional capital our financial condition may suffer.

Our capital needs may change as a result of numerous factors, and may result in additional funding requirements. In addition, we may choose to raise additional capital due to market conditions or strategic considerations. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to our stockholders.

We have no material credit facility or other material committed sources of capital. To the extent operating and capital resources are insufficient to meet future requirements, we will have to raise additional funds to continue the development and commercialization of our technologies and products.  Such funds may not be available on favorable terms, or at all. In particular, our substantial leverage may limit our ability to obtain additional financing. In addition, as an early stage biotechnology company, we do not qualify to issue investment grade debt and therefore any financing we do undertake will likely involve the issuance of equity, convertible debt instruments and/or high-yield debt.  These sources of capital may not be available to us in the event we require additional financing. If adequate funds are not available on reasonable terms, we may curtail operations significantly or obtain funds by entering into financing, supply or collaboration agreements on unattractive terms. Our inability to raise capital could negatively impact our business.

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

Our relatively recent acquisitions of Bradford Particle Design and Shearwater may present unique risks related to our business. We may not be able to successfully assimilate the additional personnel, operations, acquired technology and products into our business. In particular, we need to assimilate and retain key management, research and engineering personnel. Key personnel from acquired companies often decide to pursue other opportunities. In addition, there may be complications if we attempt to integrate any of the technology acquired from these companies with our other technologies, and it is uncertain whether we may accomplish this easily or at all. These integration difficulties could disrupt our ongoing business, distract management and employees or increase expenses. Acquisitions are inherently risky, and we may also face unexpected costs, which may adversely affect operating results in any quarter. Additionally we face additional risks related to cross-border acquisitions and international operations, including foreign legal and regulatory restrictions and potential economic instability. Due diligence conducted in connection with our acquisitions may not have uncovered all the potential problems or liabilities we may have assumed in these transactions. Any of these risks could have a significant impact on our ability to continue our research and development efforts, and regulatory and commercialization efforts on a competitive and timely basis.

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

We have never been profitable and, through June 30, 2003 we have an accumulated deficit of approximately $582.3 million. We expect to continue to incur substantial and potentially increasing losses over at least the next few years as we expand our research and development efforts, testing activities and manufacturing operations, and as we further expand our late stage clinical and early commercial production facility. Most of our potential products are in the early stages of development.  Except for the approved products incorporating our Advanced PEGylation technology, we have generated no revenues from product sales. Our revenues to date have consisted primarily of payments under short-term research and feasibility agreements and development contracts. To achieve and sustain profitable operations, we must, alone or with others, successfully develop, obtain regulatory approval for, manufacture, introduce, market and sell products using our drug delivery technologies. There is risk that we will not generate sufficient product or contract research revenue to become profitable or to sustain profitability.

We expect our stock price to remain volatile.

Our stock price is volatile. In the last twelve-month period ending July 31, 2003, based on closing bid prices on The NASDAQ National Market, our stock price ranged from $4.13 to $13.44. We expect our stock price to remain volatile. A variety of factors may have a significant effect on the market price of our Common Stock, including:

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

•                  public concern as to the safety of drug formulations developed by us or others; and

•                  general market conditions.

Any litigation brought against us as a result of this volatility could result in substantial costs and a diversion of our management’s attention and resources, which could negatively impact our revenues, financial position, results of operations, and the price of our Common Stock.

Anti-takeover provisions in our charter documents and under Delaware law may make it more difficult to acquire us, even though such acquisitions may be beneficial to our stockholders.

Provisions of our certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even though such acquisitions may be beneficial to our stockholders. These anti-takeover provisions include:

•                  establishment of a classified board of directors such that not all members of the board may be elected at one time;

•                  lack of a provision for cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

•                  the ability of our board to authorize the issuance of ‘‘blank check’’ preferred stock to increase the number of outstanding shares and thwart a takeover attempt;

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

Further, we have in place a preferred share purchase rights plan, commonly known as a ‘‘poison pill.’’ The provisions described above, our ‘‘poison pill’’ and provisions of Delaware law relating to business combinations with interested stockholders may discourage, delay or prevent a third party from acquiring us. These provisions may also discourage, delay or prevent a third party from acquiring a large portion of our securities, or initiating a tender offer or proxy contest, even if our stockholders might receive a premium for their shares in the acquisition over the then current market prices.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in reported market risks since December 31, 2002.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of June 30, 2003, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act) were sufficiently effective to ensure that this information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rule and Form 10-Q.

Changes in Internal Controls Over Financial Reporting

During the fiscal quarter ended June 30, 2003, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can reasonable estimate. These provisions are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, ruling, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to the legal matters pending against us, as well as adequate provisions for any probable and estimable losses. If any unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations of that period. We believe that, given our current liquidity and cash and investment balances, even if we receive an adverse judgment with respect to litigation that we are currently a party to, such judgment would not have a material impact on cash and investments or liquidity.

On August 30, 2002, David F. Kachensky filed a complaint in the Circuit Court of Madison County, Alabama, against J. Milton Harris, James R. Hudson, Jr., Inhale Therapeutic Systems, Inc. (now Nektar Therapeutics), and Shearwater Corporation (now Nektar Therapeutics AL, Corporation).  On April 2, 2003, the parties engaged in a mediation that resulted in a settlement and release of all claims and an agreement to dismiss the complaint with prejudice.  The dismissal with prejudice was filed on June 5, 2003 and did not have a material effect on our business.

Item 2.  Changes in Securities and Use of Proceeds

In June 2003 we issued $100.0 million aggregate principal amount of convertible subordinated notes, which are convertible at the option of the holder, at any time on or prior to maturity, into shares of our Common Stock.  We sold the notes only in the United States to certain qualified institutional buyers under an exemption from registration provided by Rule 144A of the 1933 Act.  The notes are convertible at an initial conversion price of $11.35 per share, which is equal to a conversion rate of approximately 88.1057 shares per $1,000 principal amount of notes, subject to adjustment.  Interest on the notes will accrue at a rate of 3.0% per year.  We will pay interest on the notes on June 30 and December 30 of each year to holders of record at the close of business on the preceding June 15 and December 15, respectively, beginning on December 30, 2003.  The notes mature on June 30, 2010.  We may redeem some or all of the notes at any time before June 30, 2006, at a redemption price of $1,000 per $1,000 principal amount plus a provisional redemption exchange premium payable in cash or shares of Common Stock, of $90.00 per $1,000 principal amount less the amount of any interest actually paid on such notes prior, to the provisional redemption date, if the closing price of our Common Stock has exceeded 150% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of mailing of the provisional redemption notice.  We also may redeem some or all of the notes at any time after June 30, 2006 by paying certain premiums on the notes based on the date of redemption.  Other than $9.0 million in aggregate principal amount of U.S. treasury securities pledged for the exclusive benefit of the holders of the notes, the notes are unsecured and subordinated to our existing and future senior indebtedness.  Merrill Lynch & Co., Deutsche Bank Securities Inc., Lehman Brothers Inc. Friedman, Billings, Ramsey & Co., Inc. and SG Cowen Securities Corporation served as initial purchasers in the offering and received approximately $3.0 million in discounts and commissions.

Item 3.  Defaults Upon Senior Securities-None

Item 4.  Submission of Matters to a Vote of Security Holders

A.           The annual meeting of the stockholders was held on June 5, 2003.

B.             The following matters were voted upon at the annual meeting:

1.               To elect the following directors to hold office until the 2006 annual meeting of stockholders:

Nominee

In Favor

Withheld

Robert B. Chess	47,354,293	636,391
James B. Glavin	46,720,910	1,269,774
Roy A. Whitfield	47,259,555	731,129

Michael A. Brown, Ajit S. Gill, Christopher A. Kuebler, Irwin Lerner, John S. Patton, Ph.D. and Melvin Perelman, Ph.D. continued to serve as directors after the annual meeting.

2.               To ratify the selection by the audit committee of the board of directors of Ernst &Young LLP as our independent auditors for the fiscal year ending December 31, 2003.

For	Against	Abstain	Broker Non-Vote
47,420,959	545,870	23,855	0

Item 5.  Other Information-None

Item 6.  Exhibits and Reports on Form 8-K

(a)            Exhibits

Except as so indicated in Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

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

4.17	(10)	Indenture, dated October 17, 2000, by and between Nektar Therapeutics, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.
4.18	(11)	Rights Agreement, dated as of June 1, 2001, by and between Nektar Therapeutics and Mellon Investor Services LLC., as Rights Agent.
4.19	(11)	Form of Right Certificate.
4.20	(12)	Preferred Stock Purchase Agreement, dated January 7, 2002, by and between Nektar Therapeutics and Enzon Pharmaceuticals, Inc.
4.21	(13)	Common Stock Purchase Agreement, dated June 7, 2002, by and between Nektar Therapeutics and

		AFAC Equity L.P.
4.22	(13)	Common Stock Purchase Agreement, dated July 9, 2002, by and between Nektar Therapeutics and AFAC Equity L.P.
4.23	(15)	Common Stock Purchase Agreement, dated December 6, 2002, by and between Nektar Therapeutics and AFAC Equity L.P.
4.24	(16)

Purchase Agreement, dated June 25, 2003, by and amount Nektar Therapeutics, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Lehman Brothers Inc., Friedman, Billings, Ramsey  & Co. Inc. and SG Cowen Securities Corporation.

4.25	(16)

Resale Registration Rights Agreement, dated June 30, 2003, by and among Nektar Therapeutics, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Lehman Brothers Inc., Friedman, Billings, Ramsey & Co., Inc. and SG Cowen Securities Corporation.

4.26	(16)	Indenture, dated June 30, 2003, by and between Nektar Therapeutics and J.P. Morgan Trust Company, National Association, as trustee.
10.51	(16)	Pledge Agreement, dated June 30, 2003, by and among Nektar Therapeutics, J.P. Morgan Trust Company, National Association, as trustee and as pledged securities intermediary.
31.1	(17)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	(17)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	(17)	Section 1350 Certifications.

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

(16)                            Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed July 2, 2003.

(17)                            Filed herewith.

(b)                                 Reports on Form 8-K for the three-month period ending June 30, 2003:

Current Report on Form 8-K, filed April 22, 2003, announcing that Nektar Therapeutics issued a press release announcing results of the quarter ended March 31, 2003.

Current Report on Form 8-K, filed  June 23, 2003, announcing Nektar Therapeutics’ intention to issue $100.0 million aggregate principal amount of convertible subordinated notes ($125.0 million if an over-allotment option is exercised in full).

Current Report on Form 8-K, filed June 27, 2003, announcing that Nektar Therapeutics has entered into a purchase agreement providing for the sale to certain initial purchasers of $100.0 million aggregate principal amount of convertible subordinated notes ($125.0 million if an option to purchase additional notes granted to the initial purchasers is exercised in full).

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nektar Therapeutics (Registrant)

By:	/s/ AJIT S. GILL
Ajit S. Gill
Chief Executive Officer, President and Director

Date:	August 8, 2003

By:	/s/ AJAY BANSAL
Ajay Bansal
Chief Financial Officer and Vice President, Finance and Administration

Date:	August 8, 2003

EXHIBIT INDEX

Except as so indicated in Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference into, this form 10-Q.

Exhibit Index

Exhibit Number		Description of Documents
3.1	(1)	Certificate of Incorporation of Inhale Therapeutic Systems (Delaware), Inc.
3.2	(1)	Bylaws of Nektar Therapeutics.
3.3	(8)	Certificate of Amendment of the Amended Certificate of Incorporation of Nektar Therapeutics.
3.4	(11)	Certificate of Designation of Series A Junior Participating Preferred Stock of Nektar Therapeutics.
3.5	(12)	Certificate of Designation of Series B Convertible Preferred Stock of Nektar Therapeutics.
3.6	(14)	Certificate of Ownership and Merger of Nektar Therapeutics.
4.1		Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.
4.2	(2)	Restated Investor Rights Agreement, dated April 29, 1993, as amended October 29, 1993, by and among Nektar Therapeutics and certain other persons named therein.
4.3	(3)	Stock Purchase Agreement, dated January 18, 1995, by and between Nektar Therapeutics and Pfizer Inc.
4.4	(4)	Form of Purchase Agreement, dated January 28, 1997, by and among Nektar Therapeutics and the individual Purchasers.
4.5	(5)	Stock Purchase Agreement, dated December 8, 1998, by and between Nektar Therapeutics and Capital Research and Management Company.
4.6	(6)	Purchase Agreement, dated October 6, 1999, by and among Nektar Therapeutics, Lehman Brothers Inc., Deutsche Bank Securities Inc. and U.S. Bancorp Piper Jaffray Inc.
4.7	(6)	Resale Registration Rights Agreement, dated October 13, 1999, by and among Nektar Therapeutics, Lehman Brothers Inc., Deutsche Bank Securities Inc. and U.S. Bancorp Piper Jaffray Inc.
4.8	(6)	Indenture, dated October 13, 1999, by and between Nektar Therapeutics, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.
4.9	(6)	Form of Inhale Registration Rights Agreement, dated January 25, 2000, by and between Nektar Therapeutics and Alliance Pharmaceutical Corp.
4.10	(7)

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

4.17	(10)	Indenture, dated October 17, 2000, by and between Nektar Therapeutics, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.
4.18	(11)	Rights Agreement, dated as of June 1, 2001, by and between Nektar Therapeutics and Mellon Investor Services LLC., as Rights Agent.
4.19	(11)	Form of Right Certificate.
4.20	(12)	Preferred Stock Purchase Agreement, dated January 7, 2002, by and between Nektar Therapeutics and Enzon Pharmaceuticals, Inc.
4.21	(13)	Common Stock Purchase Agreement, dated June 7, 2002, by and between Nektar Therapeutics and AFAC Equity L.P.
4.22	(13)	Common Stock Purchase Agreement, dated July 9, 2002, by and between Nektar Therapeutics and AFAC Equity L.P.

4.23	(15)	Common Stock Purchase Agreement, dated December 6, 2002, by and between Nektar Therapeutics and AFAC Equity L.P.
4.24	(16)

Purchase Agreement, dated June 25, 2003, by and amount Nektar Therapeutics, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Lehman Brothers Inc., Friedman, Billings, Ramsey  & Co. Inc. and SG Cowen Securities Corporation.

4.25	(16)

Resale Registration Rights Agreement, dated June 30, 2003, by and among Nektar Therapeutics, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Lehman Brothers Inc., Friedman, Billings, Ramsey & Co., Inc. and SG Cowen Securities Corporation.

4.26	(16)	Indenture, dated June 30, 2003, by and between Nektar Therapeutics and J.P. Morgan Trust Company, National Association, as trustee.
10.51	(16)	Pledge Agreement, dated June 30, 2003, by and among Nektar Therapeutics, J.P. Morgan Trust Company, National Association, as trustee and as pledged securities intermediary.
31.1	(17)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	(17)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	(17)	Section 1350 Certifications.

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

(16)                            Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed July 2, 2003.

(17)                            Filed herewith.