Form 10-Q
period 2003-09-30
NEKTAR THERAPEUTICS
filed 2003-11-12
CIK 906709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2003

or,

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

Applicable Only to Corporate Issuers

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 56,122,809 on October 31, 2003.

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

PART I:  FINANCIAL INFORMATION

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share information)

	September 30, 2003	December 31, 2002
	(unaudited)	*

ASSETS

Current assets:
Cash and cash equivalents	$51,397	$34,879
Short-term investments	252,793	259,090
Accounts receivable	8,724	4,370
Other current assets	13,927	12,650
Total current assets	326,841	310,989

Restricted investments	9,707	—
Property and equipment, net	145,037	143,452
Goodwill	130,120	130,120
Other intangible assets, net	12,089	15,470
Deposits and other assets	9,131	6,607
Total assets	$632,925	$606,638

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,522	$8,655
Accrued research and development	5,442	10,359
Accrued general and administrative	2,778	5,758
Accrued compensation	7,934	11,617
Short-term debt	4,617	466
Interest payable	5,065	3,762
Capital lease obligations - current	1,175	1,008
Deferred revenue	15,269	22,040
Total current liabilities	48,802	63,665

Convertible subordinated notes and debentures	388,649	299,149
Capital lease obligations - noncurrent	30,543	31,862
Other long-term liabilities	4,246	3,159
Accrued rent	2,091	2,033

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred Stock, 10,000 shares authorized
Series A, $0.0001 par value: 3,100 shares designated; no shares issued or outstanding at September 30, 2003 and December 31, 2002.	—	—
Convertible Series B, $0.0001 par value: 40 shares designated; 40 shares issued and outstanding at September 30, 2003 and December 31, 2002, Liquidation preference of $40,000 at September 30, 2003 and December 31, 2002.	—	—
Common stock, $0.0001 par value; 300,000 authorized; 55,977 shares and 55,553 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively.	6	6
Capital in excess of par value	757,176	754,680
Deferred compensation	(53)	(239)
Accumulated other comprehensive income	1,004	1,668
Accumulated deficit	(599,539)	(549,345)
Total stockholders’ equity	158,594	206,770
Total liabilities and stockholders’ equity	$632,925	$606,638

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

See accompanying notes.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

(unaudited)

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2003	2002	2003	2002

Revenue:
Contract research revenue	$19,624	$18,800	$59,227	$58,929
Product sales	7,733	4,418	21,406	13,286
Total revenue	27,357	23,218	80,633	72,215

Operating costs and expenses:
Cost of goods sold	3,541	1,940	11,871	5,503
Research and development	31,777	38,183	96,298	116,661
General and administrative	5,190	6,551	15,504	17,507
Amortization of other intangible assets	982	1,127	3,236	3,381
Total operating costs and expenses	41,490	47,801	126,909	143,052

Loss from operations	(14,133)	(24,583)	(46,276)	(70,837)

Other income/(expense), net	457	(420)	5,028	(1,107)
Interest income	1,251	2,687	4,137	7,974
Interest expense	(4,781)	(4,205)	(13,083)	(12,424)

Net loss	$(17,206)	$(26,521)	$(50,194)	$(76,394)

Basic and diluted net loss per share	$(0.31)	$(0.48)	$(0.90)	$(1.38)

Shares used in computing basic and diluted net loss per share	55,837	55,316	55,719	55,226

See accompanying notes.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase/(Decrease) in Cash and Cash Equivalents

(In thousands)

(unaudited)

	Nine-Months Ended September 30,
	2003	2002

Cash flows used in operating activities:
Net loss	$(50,194)	$(76,394)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,795	9,701
Amortization of other intangible assets	3,381	3,381
Amortization of debt issuance costs	1,421	951
Amortization of deferred compensation	186	430
Non-cash compensation for employee retirement plans	926	863
Stock-based compensation for services rendered	122	595
Gain related to sale of assets	(126)	—
Gain on early extinguishment of debt	(4,320)	—
Loss on impairment of marketable equity securities	—	392
Changes in assets and liabilities:
(Increase)/decrease in accounts receivable, other current assets, and other assets	(5,043)	1,975
(Decrease) in accounts payable and other accrued liabilities	(12,091)	(4,336)
Increase/(decrease) in deferred revenue	(6,648)	162
Net cash used in operating activities	(63,591)	(62,280)

Cash flows from investing activities:
Purchases of investments	(193,450)	(197,855)
Sales of investments	52,762	83,605
Maturities of investments	135,983	158,477
Purchases of property and equipment	(10,690)	(12,076)
Proceeds from sale of assets	154	39
Acquisition of Shearwater, net of cash acquired	—	3,443
Net cash provided by/(used in) investing activities	(15,241)	35,633

Cash flows from financing activities:
Proceeds from loan and capital lease financing	7,333	1,146
Payments of loan and capital lease obligations	(3,301)	(1,013)
Issuance of convertible subordinated notes, net	106,050	—
Repayment of convertible subordinated notes	(16,180)	—
Issuance of preferred stock	—	40,000
Issuance of common stock, net of issuance costs	1,448	376

Net cash provided by financing activities	95,350	40,509

Net increase in cash and cash equivalents	16,518	13,862

Cash and cash equivalents at beginning of period	34,879	30,814

Cash and cash equivalents at end of period	$51,397	$44,676

See accompanying notes.

NEKTAR THERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

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

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of September 30, 2003, the condensed consolidated statements of operations for the three-months and nine-months ended September 30, 2003 and 2002, and the condensed consolidated statements of cash flows for the nine-months ended September 30, 2003 and 2002 have been prepared by us without audit, but include all adjustments (consisting only of normal recurring adjustments) which we consider necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Although we believe that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the SEC and as amended.

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

Reclassification

Certain prior year amounts have been reclassified to conform to the 2003 presentation.

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

Our condensed consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting our consolidated financial results. The process by which each foreign subsidiary’s financial results are translated into U.S. dollars is as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the condensed consolidated balance sheet in accumulated other comprehensive gain/loss of the stockholders’ equity section.

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

In addition, we are dependent on our partners, vendors and contract manufacturers to provide raw materials, drugs and devices of appropriate quality and reliability and to meet applicable regulatory requirements. We may obtain the bulk active pharmaceutical ingredients we use to manufacture products using our technologies from sole or exclusive sources of supply. For example, with respect to our source of bulk insulin, we have entered into a collaborative agreement with Pfizer that has, in turn, entered into an agreement with Aventis Pharma to manufacture regular human insulin. Under the terms of their agreement, Pfizer and Aventis Pharma agreed to construct a jointly owned manufacturing plant in Frankfurt, Germany. Until needed, Pfizer will provide us with insulin from Aventis Pharma’s existing plant. We have also entered into an agreement with one supplier for the supply of PEG polymer chains we use in our products that incorporate our Advanced PEGylation technology. NOF Corporation is our supplier of pharmaceutical grade PEGylation materials pursuant to an agreement. Consequently, in the event that supplies are delayed or interrupted for any reason, our ability to develop our products could be impaired, which could have a material adverse effect on our business, financial position and results of operations.

We are dependent on Pfizer Inc. as the source of a significant proportion of our revenue. Contract research revenue from Pfizer represented 59% and 62% of our revenue for the three-months and nine-months ended September 30, 2003, respectively, and 63% and 62% for the three-months and nine-months ended September 30, 2002, respectively. The termination of this collaboration could have a material adverse effect on our financial position and results of operations.

Should the Pfizer collaboration be discontinued prior to the launch of Exubera® (inhaleable insulin), we will likely need to find alternative funding sources and will need to reassess the realizability of assets capitalized. Additionally, we would have contingent payments to our contract manufacturers including reimbursing them for their capital outlay to the extent that they cannot redeploy their assets and we may also incur additional liabilities.

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

In November 2002, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on Issue 00-21, Multiple-Deliverable Revenue Arrangements.  EITF 00-21 addresses how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets.  EITF 00-21 will be applicable to agreements entered into after June 15, 2003.  Our adoption of EITF 00-21 effective July 1, 2003 did not have a material impact on our financial position or results of operations.

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

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. FIN 46 requires a variable interest entity (“VIE”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. In October 2000, we entered into a build-to-suit lease transaction with a real estate partnership to finance and manage construction of our San Carlos research and office facility. We have fully consolidated this entity in our consolidated financial statements since inception. Since January 31, 2003, we have not entered into arrangements requiring the consolidation of a VIE.  We do not expect the adoption of FIN 46 for VIEs existing prior to February 1, 2003 to have a material impact on our operating results or financial condition.

Cash, Cash Equivalents and Investments

We consider all highly liquid investments with a maturity at date of purchase of three-months or less and no restrictions to be cash equivalents. Cash and cash equivalents include demand deposits held in banks, interest bearing money market funds and repurchase agreements. All other investments with no restrictions are classified as short-term investments. Short-term investments consist of federal and municipal government securities, repurchase agreements, corporate bonds and commercial paper with A1 or P1 short-term ratings and A+ or better long-term ratings with remaining maturities at date of purchase of greater than 90 days and less than two years.

At September 30, 2003, all of our current investments included in current assets are designated as available-for-sale and are carried at fair value, with unrealized gains and losses reported in stockholders’ equity as accumulated other comprehensive income/(loss).  The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities, if any, are included in interest income. The cost of securities sold is based on the specific identification method.  Interest and dividends on securities classified as available-for-sale are included in interest income.

In June and July 2003, we purchased an aggregate of approximately $9.9 million face value of zero coupon U.S. treasury securities pledged for the exclusive benefit of the holders of our 3% convertible subordinated notes due June 2010 (See Note 7, Convertible Subordinated Notes).  These investments are carried at amortized cost and classified as held-to-maturity.

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

	September 30, 2003	December 31, 2002
Raw material	$4,825	$2,825
Work-in-process	807	228
Finished goods	1,988	3,256
Total inventories	$7,620	$6,309

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

We expense certain plant design, engineering and validation costs based on our evaluation that it is unclear whether such assets will ultimately be placed into operations.

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

We will perform an annual test of impairment on October 1 of each year or more frequently if indicators of potential impairment exist.  As of September 30, 2003, no indicators of potential impairment existed.  No such impairment losses have been recorded to date.

Other Intangible Assets

Acquired technology and other intangible assets with definite useful lives are amortized on a straight-line basis over a period of five to seven years.  Other intangible assets include proprietary technology, intellectual property, and supplier and customer relationships acquired from third parties or in business combinations.  Intangible assets are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. We periodically evaluate whether changes have occurred that would require revision of the remaining estimated useful lives of these assets or otherwise render the assets unrecoverable.  If such an event occurred, we would determine whether the other intangible assets are impaired. As of September 30, 2003, no indicators of potential impairment existed.  No such impairment losses have been recorded to date.

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive gain/loss for the three-months and nine-months ended September 30, 2003 and 2002. Other comprehensive income included translation adjustments and unrealized gains/losses on available-for-sale securities using the specific identification method. The comprehensive loss consists of the following components (in thousands):

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2003	2002	2003	2002
Net loss, as reported	$(17,206)	$(26,521)	$(50,194)	$(76,394)
Change in net unrealized gains/(losses) on available-for-sale securities	(283)	308	(599)	(49)
Net unrealized (gains)/losses reclassified into earnings	(7)	(94)	(44)	161
Translation adjustment	14	31	(21)	354
Total comprehensive loss	$(17,482)	$(26,276)	$(50,858)	$(75,928)

The components of accumulated other comprehensive income are as follows (in thousands):

	September 30, 2003	December 31, 2002
Unrealized gains on available-for-sale securities	$630	$1,273
Translation adjustment	374	395
Total accumulated other comprehensive income	$1,004	$1,668

Stock-Based Compensation

We grant stock options to our employees at an exercise price equal to the fair value of the shares at the date of grant and we account for these stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Under this opinion, no stock-based employee compensation expense is charged for options that were granted at an exercise price that was equal to the market value of the underlying Common Stock on the date of grant. Pro forma information regarding net loss and net loss per share is required by SFAS 123, Accounting for Stock-Based Compensation, which also requires that the information be determined as if we had accounted for our employee stock options under the fair value method of that statement.

In August 2002, we began offering shares for purchase to our employees under our Employee Stock Purchase Plan (“ESPP”).  As of September 30, 2003, our employees purchased 140,000 shares under this plan.

The fair value for these options was estimated at the date of grant and the fair value of the ESPP shares was estimated on the date of issuance using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three-Months Ended September 30,
	2003	2002
Risk-free interest rate	3.3%	3.8%
Dividend yield	0.0%	0.0%
Volatility factor	0.753	0.743
Weighted average expected life	5 years	5 years

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

The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share information):

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2003	2002	2003	2002
Net loss, as reported	$(17,206)	$(26,521)	$(50,194)	$(76,394)
Add: stock-based employee compensation included in reported net loss	18	120	186	430
Deduct: total stock-based employee compensation expense determined under fair value methods for all awards	(7,790)	(6,899)	(28,388)	(26,568)
Net loss, pro forma	$(24,978)	$(33,300)	$(78,396)	$(102,532)

Net loss per share
Basic and diluted, as reported	$(0.31)	$(0.48)	$(0.90)	$(1.33)
Basic and diluted, pro forma	$(0.45)	$(0.60)	$(1.41)	$(1.85)

Stock compensation expense for options granted to non-employees has been determined in accordance with SFAS 123 and EITF No. 96-18 as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The fair value of options granted to non-employees is re-measured as the underlying options vest and are included in our reported net loss.

Revenue Recognition

Our research revenue is derived primarily from clients in the pharmaceutical and biotechnology industries and consists of reimbursement of development costs, reimbursement of certain expenses, payment of clinical supplies, and amortization of milestones. Payments received for milestones achieved are deferred and recorded as revenue ratably over the next period of continued development.  Contract revenue from collaborative research agreements is recorded when earned based on the performance requirements of the contract.  Advance payments for research and development revenue received in excess of amounts earned are classified as deferred revenue until earned.  Revenue from grants and feasibility arrangements are recognized as the related costs are incurred.  Costs of contract research revenue approximate such revenue and are included in research and development expenses.

In accordance with EITF 00-21, which we adopted effective July 1, 2003, consideration received for revenue arrangements with multiple deliverables is allocated among these deliverables based on objective and reliable evidence of each deliverable’s fair value using available internal or third party evidence.  Revenue from non-refundable upfront license fees and certain guaranteed payments where we have continuing involvement through collaborative development efforts are deferred and recognized as revenue over the period of continuing involvement.  In future arrangements that include both development and manufacturing, the timing of recognition of fees for which fair value cannot be determined will be recognized ratably over the period of the our obligation under the entire arrangement.

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

Our research revenue is derived primarily from clients in the pharmaceutical and biotechnology industries. Revenue from Pfizer represented 59% and 62% of our revenue for the three-months and nine-months ended September 30, 2003 and 63% and 62% for the three-months and nine-months ended September 30, 2002, respectively. Product sales relate to sale of our manufactured Advanced PEGylation products.

We primarily receive contract research revenue from, and provide product sales to, customers located within the United States.  Revenues are from the following geographic areas (in thousands):

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2003	2002	2003	2002
Contract research revenue
United States	$19,045	$18,395	$58,246	$57,775
All other countries	579	405	981	1,154
Total contract research revenue	$19,624	$18,800	$59,227	$58,929

Product sales
United States	$5,376	$1,992	$12,342	$9,214
United Kingdom	455	1,451	601	1,463
Other European countries	1,592	738	7,469	1,997
All other countries	310	237	994	612
Total product sales	$7,733	$4,418	$21,406	$13,286

Our accounts receivable balance contains trade receivables from product sales and collaborative research agreements. At September 30, 2003, two partners each represented 38% and 34% of our accounts receivable balance.  At December 31, 2002, two partners each represented 44% and 21% of our accounts receivable balance.

Note 3 – Financial Instruments

In June and July 2003, we purchased an aggregate of approximately $9.9 million face value of zero coupon U.S. treasury securities pledged for the exclusive benefit of the holders of our 3% convertible subordinated notes due June 2010 (See Note 7, Convertible Subordinated Notes).  These securities are noted as restricted investments on our balance sheet and will be held-to-maturity.  The following is a summary of our operating cash, available-for-sale securities, and held-to-maturity securities as of September 30, 2003 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-Maturity Securities
U.S. treasury securities	$9,707	$—	$—	$9,707

Cash and Available-for-Sale Securities
Obligations of U.S. government agencies	$62,640	$176	$(2)	$62,814
U.S. corporate commercial paper	162,959	520	(74)	163,405
Repurchase agreements	7,283	—	—	7,283
Cash and other debt securities	70,678	12	(2)	70,688
	$303,560	$708	$(78)	$304,190

Amounts included in cash and cash equivalents	$51,397	$—	$—	$51,397
Amounts included in short-term investments	252,163	708	(78)	252,793
Amounts included in restricted investments	9,707	—	—	9,707
	$313,267	$708	$(78)	$313,897

The following is a summary of our operating cash, available-for-sale securities and held-to-maturity investments as of December 31, 2002 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and Available-for-Sale Securities
Obligations of U.S. government agencies	$110,549	$539	$—	$111,088
U.S. corporate commercial paper	112,657	698	(20)	113,335
Cash and other debt securities	69,490	56	—	69,546
	$292,696	$1,293	$(20)	293,969

Amounts included in cash and cash equivalents	$34,879	$—	$—	$34,879
Amounts included in short-term investments	257,817	1,293	(20)	259,090
	$292,696	$1,293	$(20)	$293,969

Note 4 - Other Intangible Assets

The components of our other intangible assets at September 30, 2003, are as follows (in thousands, except for years):

	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net

Core technology	5	$8,100	$3,645	$4,455
Developed product technology	5	2,900	1,305	1,595
Intellectual property	5-7	7,301	3,902	3,399
Supplier and customer relations	5	5,140	2,500	2,640
Total		$23,441	$11,352	$12,089

Amortization expense related to other intangible assets totaled approximately $1.1 million for each of the three-months ended September 30, 2003 and 2002, and approximately $3.4 million for each of the nine-months ended September 30, 2003 and 2002. Previously, the amortization of developed product technology of approximately $0.1 million per quarter had been charged to amortization of other intangible assets, but because it relates to a product which is sold commercially, we began charging this amount to cost of goods sold during the three-months ended September 30, 2003. The following table shows expected future amortization expense of our other intangible assets until they are fully amortized (in thousands):

For the Year Ending December 31,	Amortization Expense
2003 (remaining three-months)	$1,127
2004	4,507
2005	4,507
2006	1,948
Total expected future annual amortization	$12,089

Note 5 – Restructuring

In December 2002, we recorded a charge of $2.6 million related to a workforce reduction of 73 employees, which represented approximately 10% of our base employees. The $2.6 million charge included $1.7 million in severance compensation, $0.5 million in health benefits and $0.3 million in out placement services. Approximately $0.1 million was non-cash related to stock compensation. During December 2002, $0.9 million was paid out associated with severance and other employee benefits. At December 31, 2002, we had a remaining accrual of $1.6 million of which $1.4 million was paid out during the six-months ended June 30, 2003. The excess $0.2 million balance was reversed in the three-months ended June 30, 2003.

Note 6 - Commitments and Contingencies

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with the SFAS 5, Accounting for Contingencies, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, ruling, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to the legal matters pending against us, as well as adequate provisions for any probable and estimable losses. If any unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations of that period. We believe that, given our current liquidity and cash and investment balances, even if we receive an adverse judgment with respect to litigation that we are currently a party to, such judgment would not have a material impact on cash and investments or liquidity.

Note 7 – Convertible Subordinated Notes

In June 2003 and July 2003, we received approximately $96.4 million and $9.7 million, respectively, in net proceeds from the issuance of $110.0 million aggregate principal amount of convertible subordinated notes to certain qualified institutional buyers pursuant to an exemption under Rule 144A of the 1933 Act.  Interest on the notes accrues at a rate of 3.0% per year.  The notes will mature in June 2010 and are convertible into shares of our Common Stock at an initial conversion price of $11.35 per share, subject to adjustment under certain circumstances.  The notes are redeemable in part or in total at any time before June 30, 2006 at a redemption price of $1,000 per $1,000 principal amount plus a provisional redemption exchange premium, payable in cash or shares of Common Stock, of $90.00 per $1,000 principal amount less the amount of any interest actually paid on such notes prior to the provisional redemption date, if the closing price of our Common Stock has exceeded 150% of the conversion price in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of mailing of the provisional redemption notice.  The notes are also redeemable in part or in total at any time after June 30, 2006 by paying certain premiums on the notes based on the date of redemption.  Interest on the notes is payable semi-annually on June 30 and December 30.   In addition, we have purchased and pledged a portfolio of U.S. treasury securities as security for the notes in an amount sufficient to pay the first six scheduled interest payments due on the notes.  Other than such security, the notes are unsecured obligations, which rank junior in right of payment to all of our existing and future senior debt.  At September 30, 2003, $110.0 million of these 3% convertible subordinated notes remained outstanding.

Also in June 2003, we entered into privately negotiated agreements with certain holders of our outstanding 3.5% convertible subordinated notes due in October 2007, for the repurchase of $20.5 million aggregate principal amount of the outstanding notes in exchange for cash payments of approximately $16.2 million.  In connection with this repurchase, we recorded a gain of approximately $4.3 million for the early extinguishment of debt, which is included in other income for the nine-months ended September 30, 2003.  At September 30, 2003,  $209.5 million of 3.5% convertible subordinated notes due October 2007 remained outstanding.

Note 8 - Guarantees and Indemnifications

The following is a summary of our agreements that we have determined are within the scope of FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other’s, which are specifically grandfathered because the guarantees were in effect prior to December 31, 2002.  In accordance with this interpretation, we have no liabilities recorded for these agreements as of September 30, 2003, except as noted below.

Director and Officer Indemnifications

As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that may limit our exposure and may enable us to recover a portion of any future amounts paid. Assuming the applicability of this coverage, the willingness of the insurer to assume coverage and subject to certain retention, loss limits and other policy provisions, we believe any obligations to our directors and officers are not material. However, no assurances can be given that the covering insurers will not attempt to dispute the validity, applicability or amount of coverage without expensive litigation against these insurers, in which case we may incur substantial liabilities as a result of these indemnification obligations.  The estimated fair value of these indemnification provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of September 30, 2003.

Lease Restoration

We have several operating leases for our facilities in multiple locations. In the event that we do not exercise our option to extend the term of a lease, we guarantee certain costs to restore the property to certain conditions in place at the time of lease. We believe the estimated fair value of this guarantee is minimal.

Strategic Alliance—Enzon Pharmaceuticals, Inc.

In January 2002, we announced a broad strategic alliance with Enzon Pharmaceuticals, Inc. that included a collaboration agreement to develop three products using our Particle Engineering Technology. Under the terms of the agreement, we are responsible for the development of drug formulations for the agreed upon pharmaceutical agents. We are required to self-fund a portion of these costs. As of September 30, 2003, we are required to internally fund $13.7 million in the coming years without reimbursement for research and development expenses. Costs incurred to date of $3.3 million have been included in our research and development expenses. After our funding requirement has been met, Enzon may provide research and development funding as well as milestone payments as the program progresses through clinical testing.

Manufacturing and Supply Agreement with Contract Manufacturers

In August 2000, we entered into a Manufacturing and Supply Agreement with our contract manufacturers to provide for the manufacturing of our pulmonary inhaler device for Exubera® (inhaleable insulin). Under the terms of the Agreement, we may be obligated to reimburse the contract manufacturers for the actual unamortized and unrecovered portion of any equipment procured or facilities established and the interest accrued for their capital overlay, or under certain circumstances, to the extent that the contract manufacturers cannot re-deploy the assets in the event that Exubera does not gain FDA approval. While we would expect such payments to be significant, at the present time it is not possible to accurately estimate the loss that will occur should Exubera not be approved. We have also agreed to defend, indemnify and hold harmless the contract manufacturers from and against third party liability arising out of the Agreement, including product liability and infringement of intellectual property. There is no limitation on the potential amount of future payments we could be required to make under these indemnification obligations. We have never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. If any of our indemnification obligations is triggered, we may incur substantial liabilities.

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

Collaboration Agreements for Pulmonary Products

As part of our collaboration agreements with our partners for the development, manufacture and supply of products based on our Pulmonary Delivery Systems, we generally agree to defend, indemnify and hold harmless our partners from and against third party liabilities arising out of the agreement, including product liability and infringement of intellectual property. The term of these indemnification obligations is generally perpetual after execution of the agreement. There is no limitation on the potential amount of future payments we could be required to make under these indemnification obligations. We have never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. If any of our indemnification obligations is triggered, we may incur substantial liabilities.

License, Manufacturing and Supply Agreements for Products Based on our Molecule Engineering Technology

As part of our license, manufacturing and supply agreements with our partners for the development and/or manufacture and supply of polyethylene glycol (“PEG”) reagents based on our Molecule Engineering technology, we generally agree to defend, indemnify and hold harmless our partners from and against third party liabilities arising out of the agreement, including product liability and infringement of intellectual property. The term of these indemnification obligations is generally perpetual any time after execution of the agreement. There is no limitation on the potential amount of future payments we could be required to make under these indemnification obligations. We have never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. If any of our indemnification obligations is triggered, we may incur substantial liabilities.

Note 9 – Subsequent Event

In October 2003, in a limited number of privately negotiated transactions, certain holders of our outstanding 3.5% convertible subordinated notes due October 2007 exchanged and cancelled $87,940,000 in aggregate principal amount of the 3.5% notes, for the issuance of $59,279,000 in aggregate principal amount of newly issued 3% convertible subordinated notes due June 2010, pursuant to an exemption under Rule 506 of the 1933 Act.  The notes due June 2010 issued in the exchanges bear interest at a rate of 3% per annum and will mature in June 2010.  The notes due June 2010 are convertible into shares of our Common Stock at the rate of approximately 88.1057 shares per $1,000 principal amount of notes, which is equivalent to an initial conversion price of $11.35 per share. The notes due June 2010 are redeemable in part or in total at any time before June 30, 2006 at a redemption price of $1,000 per $1,000 principal amount plus a provisional redemption exchange premium, payable in cash or shares of Common Stock, of $90.00 per $1,000 principal amount less the amount of any interest actually paid on such notes prior to the provisional redemption date, if the closing price of our Common Stock has exceeded 150% of the conversion price in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of mailing of the provisional redemption notice.  The notes due June 2010 are also redeemable in part or in total at any time after June 30, 2006 by paying certain premiums on the notes based on the date of redemption.  Interest on the notes due June 2010 is payable semi-annually on June 30 and December 30.  Except pursuant to a limited pledge of collateral equal to the initial six payments of interest on the notes, the notes due June 2010 are subordinated to all of our present and future senior debt.  The exchange will be accounted for in accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and APB 26, “Early Extinguishment of Debt.”  A gain on early extinguishment of debt will be recorded for the difference between the present value of the new securities issued and carrying amount of the old securities on the date of extinguishment net of any unamortized debt issuance costs associated with the old debt.

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

We are working to become one of the world’s leading drug delivery products based companies by providing a portfolio of technologies and expertise that will enable us and our pharmaceutical partners to improve drug performance throughout the drug development process. We have been unprofitable since inception and forecast incurring substantial operating losses over the next few years.  To date, except for sales from six products using Nektar Molecule Engineering based on our Advanced PEGylation technology, we have not sold any commercial products.  For the period from inception through September 30, 2003, we incurred a cumulative net loss of approximately $599.5 million. The sources of our working capital have been equity offerings and convertible debt financings, financings of equipment acquisitions and tenant improvements, interest earned on investments of cash, and revenues from product sales, short-term research and feasibility agreements and development contracts. To date we have been primarily dependent upon equity and convertible debt financings to fund our working capital.

We have generally been compensated for research and development expenses during initial feasibility work performed under collaborative arrangements. In a typical collaboration, our partner will provide the drug, fund clinical and formulation development, obtain regulatory approvals and market the resulting commercial product. We will supply the drug delivery approach and drug formulation. We will receive revenues from drug formulation manufacturing and other manufacturing activities, as well as royalties from sales of certain commercial products. In addition, for products using Nektar Delivery Systems technology, we expect to receive revenues from the supply of our pulmonary inhaler device for the product along with any applicable drug processing. Partners that enter into collaborative agreements generally fund research and development through expense reimbursements and/or payments as we achieve certain key development and regulatory milestones. To achieve and sustain profitable operations, we, alone or with others, must successfully develop, obtain regulatory approval for, manufacture, introduce, market and sell products using our drug delivery systems. There can be no assurance that we can generate sufficient product or contract research revenue to become profitable or to sustain profitability.

Available Information

Our quarterly reports on Form 10-Q, annual reports on Form 10-K and our other filings, and as amended with the Securities and Exchange Commission, can be found on our website at http:/www.nektar.com or can be obtained by contacting our Investor Relations Department at our corporate offices at (650) 631-3100 or by sending an e-mail message to investor@nektar.com.

Recent Developments

In July 2003, the initial purchasers of our 3% convertible subordinated notes due June 2010 exercised their option to purchase an additional $10.0 million of the 3% convertible subordinated notes due June 2010. This exercise and purchase increased the aggregate principal amount of our 3% convertible subordinated notes due June 2010 sold to $110.0 million. This offering was made to qualified institutional buyers under Rule 144A of the 1933 Act.

In October 2003, in a limited number of privately negotiated transactions, certain holders of our outstanding 3.5% convertible subordinated notes due October 2007 exchanged and cancelled $87,940,000 in aggregate principal amount of the 3.5% notes, for the issuance of $59,279,000 in aggregate principal amount of newly issued 3% convertible subordinated notes due June 2010, pursuant to an exemption under Rule 506 of the 1933 Act.  The notes due June 2010 issued in the exchanges bear interest at a rate of 3% per annum and will mature in June 2010.  The notes due June 2010 are convertible into shares of our Common Stock at the rate of approximately 88.1057 shares per $1,000 principal amount of notes, which is equivalent to an initial conversion price of $11.35 per share. The notes due June 2010 are redeemable in part or in total at any time before June 30, 2006 at a redemption price of $1,000 per $1,000 principal amount plus a provisional redemption exchange premium, payable in cash or shares of Common Stock, of $90.00 per $1,000 principal amount less the amount of any interest actually paid on such notes prior to the provisional redemption date, if the closing price of our Common Stock has exceeded 150% of the conversion price in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of mailing of the provisional redemption notice.  The notes due

June 2010 are also redeemable in part or in total at any time after June 30, 2006 by paying certain premiums on the notes based on the date of redemption.  Interest on the notes due June 2010 is payable semi-annually on June 30 and December 30.  Except pursuant to a limited pledge of collateral equal to the initial six payments of interest on the notes, the notes due June 2010 are subordinated to all of our present and future senior debt.  The exchange will be accounted for in accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and APB 26, “Early Extinguishment of Debt.”  A gain on early extinguishment of debt will be recorded for the difference between the present value of the new securities issued and carrying amount of the old securities on the date of extinguishment net of any unamortized debt issuance costs associated with the old debt.

Celltech Group Plc announced that CDP 791, a PEGylated antibody fragment drug that uses Nektar PEGylation technology and services, entered Phase I trials for cancer.

Aventis Behring intends to terminate its collaboration with us to develop an inhaleable form of Alpha1 Proteinase Inhibitor for an inherited form of emphysema caused by alpha one antitrypsin deficiency.  The product has completed a Phase 1B clinical trial in which all doses were well tolerated and dose related response was achieved.  We are expected to retain rights and intend to seek another partner for further development of inhaleable Alpha1 Proteinase Inhibitor.

At the request of Chiron, for strategic marketing reasons, we discontinued development of an inhaled pre-clinical compound, PA2794, announced in June 2002 as part of a multiple-product collaboration between us and Chiron.  We continue to collaborate with Chiron on inhaled powdered tobramycin, a next-generation inhaleable antibiotic product, that is in Phase I clinical trials.

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

In November 2002, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on Issue 00-21, Multiple-Deliverable Revenue Arrangements.  EITF 00-21 addresses how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets.  EITF 00-21 will be applicable to agreements entered into after June 15, 2003.  Our adoption of EITF 00-21 effective July 1, 2003 did not have a material impact on our financial position or results of operations.

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

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. FIN 46 requires a variable interest entity to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. In October 2000, we entered into a build-to-suit lease transaction with a real estate partnership to finance and manage construction of our San Carlos research and office facility. We have fully consolidated this entity in our consolidated financial statements since inception. Since January 31, 2003, we have not entered into arrangements requiring the consolidation of a VIE.  We do not expect the adoption of FIN 46 for VIEs existing prior to February 1, 2003 to have a material impact on our operating results or financial condition.

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

Revenue Recognition

Our research revenue is derived primarily from clients in the pharmaceutical and biotechnology industries and consists of reimbursement of development costs, reimbursement of certain expenses, payment of clinical supplies, and amortization of milestones. Payments received for milestones achieved are deferred and recorded as revenue ratably over the next period of continued development.  Contract revenue from collaborative research agreements is recorded when earned based on the performance requirements of the contract.  Advance payments for research and development revenue received in excess of amounts earned are classified as deferred revenue until earned.  Revenue from grants and feasibility arrangements are recognized as the related costs are incurred.  Costs of contract research revenue approximate such revenue and are included in research and development expenses.

In accordance with EITF 00-21, which we adopted effective July 1, 2003, consideration received for revenue arrangements with multiple deliverables is allocated among these deliverables based on objective and reliable evidence of each deliverable’s fair value using available internal or third party evidence.  Revenue from non-refundable upfront license fees and certain guaranteed payments where we have continuing involvement through collaborative development efforts are deferred and recognized as revenue over the period of continuing involvement.  In future arrangements that include both development and manufacturing, the timing of recognition of fees for which fair value cannot be determined will be recognized ratably over the period of the our obligation under the entire arrangement.

Revenue from product sales is recorded when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable and collectability is reasonably assured. Allowances, if any, are established for uncollectible amounts, estimated product returns and discounts.

Stock-Based Compensation

We grant stock options to our employees and we account for these stock option grants in accordance with APB No. 25, Accounting for Stock Issued to Employees and related interpretations. Under APB 25, when stock options are issued with an exercise price equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized in the income statement (See Note 1, Organization and Summary of Significant Accounting Policies of Part I, Item 1, of this Form 10-Q).

Inventory

Inventories are stated at the lower of cost or market. Cost is computed on a currently adjusted standard basis (which approximates first-in, first-out) for raw materials, work-in-process and finished goods.  Inventory reserves are established for physical deterioration, obsolescence, or other causes.

Impairment of Goodwill and Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we have adopted a policy for measuring goodwill on an annual basis and between annual tests in certain circumstances.  Intangible assets are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. We periodically evaluate whether changes have occurred that would require revision of the remaining estimated useful lives of these assets or otherwise render the assets unrecoverable. If such an event occurred, we would determine whether the other intangibles are impaired.  To date, no such impairment losses have been recorded for goodwill or intangible assets.

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

Results of Operations

Three-Months and Nine-Months Ended September 30, 2003 and 2002

Revenue

Revenue for the three-months ended September 30, 2003 was approximately $27.4 million compared to approximately $23.2 million for the three-months ended September 30, 2002, an increase of approximately 18%. The increase in revenue for the three-months ended September 30, 2003 compared to the three-months ended September 30, 2002 was primarily due to expanded activities under our existing collaborative agreements and higher sales of our Advanced PEGylation products. Revenue for the nine-months ended September 30, 2003 was approximately $80.6 million compared to approximately $72.2 million for the nine-months ended September 30, 2002, an increase of approximately 12%.  The increase in revenue for the nine-months ended September 30, 2003 compared to the nine-months ended September 30, 2002, was primarily due to higher sales of our Advanced PEGylation products.  Contract research revenue included reimbursed research and development expense as well as the amortization of deferred up-front signing and progress payments received from our collaborative partners.  Contract revenues are expected to fluctuate from year to year, and future contract revenue cannot be predicted accurately.  The level of contract revenues depends in part upon future success in obtaining timely completion of feasibility studies, the continuation of existing collaborations, and achievement of milestones under current and future agreements.  Product sales accounted for approximately 28% of revenue for the three-months ended September 30, 2003, as compared to approximately 19% for the three-months ended September 30, 2002.  Product sales accounted for approximately 27% of revenue for the nine-months ended September 30, 2003, as compared to approximately 18% for the nine-months ended September 30, 2002.  The increase in product sales was based upon the regulatory approval of new products and higher demand for clinical shipments of our PEG reagents.  Future sales are dependent upon the acceptance of these and other products in the market and cannot be accurately predicted.

Cost of Goods Sold

Cost of goods sold is associated with product sales and was approximately $3.5 million for the three-months ended September 30, 2003 based on product sales of approximately $7.7 million.  Cost of goods sold for the three-months ended September 30, 2002 was approximately $1.9 million based on product sales of approximately $4.4 million.  The approximately 83% increase in cost of goods sold for the three-months ended September 30, 2003 as compared to the three-months ended September 30, 2002 was primarily driven by the approximately 75% increase in product sales and changes in the mix of products sold for the three-months ended September 30, 2003 as compared to the same period in 2002.  Cost of goods sold was approximately $11.9 million for the nine-months ended September 30, 2003 based on product sales of approximately $21.4 million.  Cost of goods sold for the nine-months ended September 30, 2002 was approximately $5.5 million based on product sales of approximately $13.3 million.  The approximately 116% increase in cost of goods sold for the nine-months ended September 30, 2003 as compared to the nine-months ended September 30, 2002 was primarily driven by the approximately 61% increase in product sales, the initiation of royalty payments on certain products based on our Advanced PEGylation technology, adjustments to our inventory reserve, and changes in the mix of products sold for the nine-months ended September 30, 2003 as compared to the same period in 2002.  The combination of our various products will continue to determine the fluctuation in the relationship between products sales and cost of goods sold.

Research and Development Expenses

Research and development expenses are associated with three general categories: (i) collaborative agreements under which spending is reimbursed by our partners; (ii) spending attributed to internally funded programs; and (iii) commercial readiness and infrastructure costs associated with commercial operations for our drug and third-party device manufacturing.  Research and development expenses were approximately $31.8 million and approximately $38.2 million for the three-months ended September 30, 2003 and 2002, respectively.  The approximately 17% decrease for the three-months ended September 30, 2003 as compared with the three-months ended September 30, 2002 was primarily due to a reduction in our research and development expenses related to certain scale-up and commercial readiness costs associated with the Exubera project and a decrease in compensation expenses due to our restructuring announced on December 11, 2002.  Research and development expenses were approximately $96.3 million and approximately $116.7 million for the nine-months ended September 30, 2003 and 2002, respectively.  The approximately 17% decrease for the nine-months ended September 30, 2003 as compared to the nine-months ended September 30, 2002, can be partially attributed to a one time payment of approximately $5.3 million to Alliance Pharmaceuticals for the rights beyond pulmonary application for PulmoSphere® technology in the nine-months ended September 30, 2002.  In addition, our research and development expenses decreased for the nine-months September 30, 2003 compared to the nine-months ended September 30, 2002 due to certain scale-up and commercial readiness costs associated with the Exubera project and compensation expenses due to our restructuring announced on December 11, 2002.

General and Administrative Expenses

General and administrative expenses are associated with administrative staffing, business development and marketing efforts.  General and administrative expenses were approximately $5.2 million and approximately $6.6 million for the three-months ended September 30, 2003 and 2002, respectively.  General and administrative expenses were approximately $15.5 million for the nine-months ended September 30, 2003 and approximately $17.5 million for the nine-months ended September 30, 2002.  This decrease in general and administrative expenses for the three and nine month periods ended September 30, 2003 can be attributed to a decrease in consulting expenses.

Amortization of Other Intangible Assets

Amortization of other intangible assets expenses was approximately $1.0 million and $1.1 million for the three-months ended September 30, 2003 and the three-months ended September 30, 2002, respectively.  These expenses were approximately $3.2 million and $3.4 million for the nine-months ended September 30, 2003 and the nine-months ended September 30, 2002, respectively.  Previously, the amortization of developed product technology of approximately $0.1 million per quarter had been charged to amortization of other intangible assets, but because it relates to a product which is sold commercially, we began charging this amount to cost of goods sold during the three-months ended September 30, 2003.

Other Income/(Expense), Net

Other income/(expense), net, was approximately $0.5 million income for the three-months ended September 30, 2003, as compared to approximately $(0.4) million expense for three-months ended September 30, 2002.  This increase is primarily attributable to a gain of approximately $0.3 million buy down of our tenant improvement loan during the three-months ended September 30, 2003 as compared to the same period in the prior year. Other income/(expense), net, was approximately $5.0 million income for the nine-months ended September 30, 2003 as compared to approximately $(1.1) million expense for the nine-months ended September 30, 2002.  This increase can be attributed primarily to an approximate $4.3 million gain on the early extinguishment of debt recognized in nine-months ended September 30, 2003 in connection with the payment of approximately $16.2 million to repurchase $20.5 million in aggregate principal amount of 3.5% convertible notes due in October 2007 in privately negotiated transactions.  In addition, in the nine-months ended September 30, 2002, we realized approximately $(0.4) million realized loss on our marketable equity securities due to impairment.

Interest Income

Interest income was approximately $1.3 million for the three-months ended September 30, 2003, as compared to approximately $2.7 million for the three-months ended September 30, 2002.  Interest income was approximately $4.1 million for the nine-months ended September 30, 2003, as compared to approximately $8.0 million earned during the nine-months ended September 30, 2003.  The approximate $1.4 million and approximate $3.8 million decrease in the three-months and nine-months, respectively, from 2002 to 2003 was due to lower cash and investment balances and lower interest rates over the period.  We expect interest income to correlate with the increase or decrease of our cash and investment balances and interest rates for the remainder of the year.

Interest Expense

Interest expense is related to convertible subordinated notes and debentures, an obligation for our build-to suit lease transaction with our real estate partnership and other equipment loans and lines of credit.  Interest expense was approximately $4.8 million for the three-months ended September 30, 2003 as compared to approximately $4.2 million for the three-months ended September 30, 2002.  Interest expense was approximately $13.1 million and approximately $12.4 million, respectively, for the nine-months ended September 30, 2003 and 2002.  The increase for three-months ended September 30, 2003 and the nine-months ended September 30, 2003 is attributable to additional interest expense on the $110.0 million of 3% convertible subordinated notes, due June 2010 issued in June and July 2003. We expect our interest expense to continue at a higher level as a result of the interest payable on our recently issued 3% convertible subordinated notes.

Liquidity and Capital Resources

We have financed our operations primarily through public and private placements of our debt and equity securities, revenue from development contracts, product sales and short-term research and feasibility agreements, financing of equipment acquisitions and tenant improvements, and interest income earned on our investments of cash.  We do not utilize off-balance sheet financing arrangements as a source of liquidity or financing.  At September 30, 2003, we had cash, cash equivalents, and short-term investments of approximately $304.2 million.

Our operations used cash of $63.6 million for the nine-months ended September 30, 2003 as compared to $62.3 million for the nine-months ended September 30, 2002.  For the nine-months ended September 30, 2003, the cash used in operations primarily reflects the net loss for the nine-months ended September 30, 2003 of $50.2 million as well as increases in accounts receivable, current assets, and other assets of $5.0 million, and decreases in accounts payable and other accrued liabilities of $12.1 million and a decrease of $6.6 million of deferred revenue that is dependent on the timing of partner advance payments.  The net loss for the nine-months ended September 30, 2003 included a non-cash gain of $4.3 million related to the early extinguishment of debt.  In the nine-months ended September 30, 2003, we made cash disbursements on several liabilities carried on the balance sheet at December 31, 2002.  In relation to employee severance and other benefits for the restructuring announced on December 11, 2002, we paid out $1.4 million in the nine-months ended September 30, 2003.  We also made cash disbursements of $1.4 million in the nine-months ended September 30, 2003 related to our name change.  For the nine-months ended September 30, 2002, cash used in operations of $62.3 million primarily reflected our net loss of $76.4 million for the nine-months ended September 30, 2002, offset by depreciation of $9.7 million and amortization of intangible assets of $3.4 million.  Cash used in operations increased by $1.3 million in the nine-months ended September 30, 2003 as compared to the nine-months ended September 30, 2002 primarily due to a decrease in accounts payable and other accrued liabilities, an increase in accounts receivable, and a decrease in the deferred revenue balance that is contingent on the timing of partner advance payments, offset by a smaller net loss.

Cash used by investing activities was $15.2 million for the nine-months ended September 30, 2003 as compared to $35.6 million cash provided by investing activities for the nine-months ended September 30, 2002.  Cash used in the nine-months ended September 30, 2003 was due primarily for the purchase of securities.  The cash proceeds from the sale of securities were either reinvested or used in operations.  We purchased $10.7 million in property and equipment for the nine-months ended September 30, 2003.  Cash provided by the sale or maturity of investments for the nine-months ended September 30, 2002 was $44.2 million.  We purchased $12.1 million of property and equipment for the nine-months ended September 30, 2002.

Cash provided by financing activities was $95.4 million for the nine-months ended September 30, 2003 compared to $40.5 million for the nine-months ended September 30, 2002.  On June 30, 2003, we issued $100.0 million in aggregate principal of 3% convertible subordinated notes due in 2010 and on July 30, 2003, we issued an additional $10.0 million in aggregate principal.  Approximately $3.9 million in debt issue costs offset the proceeds.  In addition, on June 30, 2003, we repurchased in privately negotiated transactions $20.5 million aggregate principal amount of our 3.5% convertible subordinated notes due in 2007 in exchange for cash payments of approximately $16.2 million.  For the nine-months ended September 30, 2002, we received a $40.0 million investment in our preferred stock by Enzon Pharmaceuticals Inc., related to a strategic alliance entered into in January 2002.

Given our current cash requirements, we forecast that we will have sufficient cash to meet our net operating expense requirements for approximately the next two years.  We plan to continue to invest in our growth and the need for cash will be dependent upon the timing of these investments. Our capital needs will depend on many factors, including continued scientific progress in our research and development arrangements, progress with preclinical and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs of developing and the rate of scaling up each manufacturing operation of our technologies, the timing and cost of our late stage clinical and early commercial production facility, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, the need to acquire licenses to new technologies and the status of competitive products. As of September 30, 2003, we had approximately $388.6 million outstanding convertible subordinated notes and debentures, of which $7.8 million, $270.8 million and $110.0 million in principal amount mature in 2006, 2007 and 2010, respectively. We do not expect to be able to satisfy these obligations through cash flow generated by our operations. To satisfy our long-term obligations and operating expense needs, we intend to seek additional funding, as necessary, from corporate partners and from the sale of securities and/or debt and to potentially attempt to refinance and restructure our existing debt obligations. Because we are an early stage biotechnology company, we do not qualify to issue investment grade debt or have access to certain credit facilities. As a result, any financing we undertake will likely involve the issuance of equity, convertible debt instruments or high-yield debt to fund our working capital. To date we have been primarily dependent upon equity and convertible debt financings for capital and have incurred substantial debt as a result of our issuances of convertible subordinated notes and debentures that are convertible into our Common Stock. Our substantial debt, the market price of our securities and the general economic climate, among other factors, could have material consequences for our financial position and could affect our sources of short-term and long-term funding. There can be no assurance that additional funds, if and when required, will be available to us on favorable terms, if at all.

The following is a summary of our contractual obligations due by period as of September 30, 2003 (in thousands):

	Total	Q4 2003	2004	2005	2006	2007	After 2007

Tenant improvement loan	$1,804	$10	$121	$121	$121	$1,431	$—
Line of credit	4,560	15	4,545	—	—	—	—
Build-to-suit lease	83,855	1,428	5,741	5,855	5,973	6,092	58,766
Interest payable	65,127	5,698	14,226	14,226	14,226	8,501	8,250
Operating leases	26,042	754	3,059	2,981	2,991	3,029	13,228
Principal amount of convertible subordinated notes and debentures	388,649	—	—	—	7,760	270,889	110,000
Other obligations	519	90	406	23	—	—	—
	$570,556	$7,995	$28,098	$23,206	$31,071	$289,942	$190,244

Approval of Non-Audit Services

During the quarter ended September 30, 2003, other than $100,000 approved for tax compliance and consultation work, the Audit Committee of the Board of Directors did not approve any non-audit services to be provided by Ernst & Young LLP, our independent auditors.

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

We have entered into collaborations in the past that have been subsequently terminated. If other collaborations are suspended or terminated, our ability to successfully commercialize certain of our other proposed products could also be negatively impacted. If these efforts fail, our product development or commercialization of products could be delayed and our financial position and results of operation would be significantly harmed.

If Pfizer does not file an NDA or equivalent European regulatory submission for approval for Exubera®, if the FDA or European regulatory agencies do not timely approve any NDA or equivalent European regulatory submission for Exubera or if our collaboration with Pfizer is discontinued prior to the launch of Exubera, then our financial position and results of operations will be significantly harmed.

We are developing with Pfizer an inhaleable version of insulin, Exubera, for the treatment of Type 1 and Type 2 diabetes that will be administered using our Pulmonary Delivery Systems. Exubera is currently in Phase III clinical trials. We currently depend on Pfizer as the source of a significant portion of our revenues. For the three-months ended September 30, 2003, and 2002, contract research revenue from Pfizer accounted for 59% and 63% of our revenue, respectively, and 62% for both nine-months periods ended September 30, 2003 and 2002.  Delays in the filing of the Exubera NDA or equivalent European regulatory submission will result in a delay in marketing approval, and there can be no assurance that even if the NDA or equivalent European regulatory submission is filed, Exubera will be approved for marketing and commercial use. Among the factors that may delay the filing or approval of the NDA or equivalent European regulatory submission, or the commercial launch of Exubera, or that may impact a decision to proceed at all with respect to any of the foregoing, are the following:

•                                          Pfizer is currently conducting studies to generate controlled long-term safety data with respect to Exubera, in particular its affect on lung function, and the results of the studies may impact the filing of regulatory submissions or regulatory approvals;

•                                          The results of any discussions with the FDA and European regulatory agencies with respect to the requirements for and timing of the submission of an NDA or equivalent European regulatory submission may impact the filing or approval of the NDA or equivalent European regulatory submission;

•                                          We may experience difficulties with respect to the processing of the dry powder formulation of inhaleable insulin, and the filling and packaging of the inhaleable insulin powder for Exubera. We may not be able to successfully transfer the filling and packaging technology to Pfizer for the large scale commercial production of Exubera;

•                                          We, with our contract manufacturers, may experience difficulties with respect to the production of the pulmonary inhaler device for Exubera, including the design, scale up and automation of the commercial manufacture of the pulmonary inhaler device for Exubera, and any such difficulties may delay the filing and approval of the NDA or equivalent European regulatory submission. Our contract manufacturers may also experience difficulties with respect to manufacturing the device in high volumes for commercial use; and

•                                          Pfizer may elect for marketing or other reasons to delay or not proceed with the filing of regulatory submissions for Exubera, or if approved following any such filing, the commercial launch of Exubera.

The determination as to whether or when an NDA or equivalent European regulatory submission is filed with respect to Exubera will be made by Pfizer in its discretion. We cannot provide any assurance as to when or if any NDA or equivalent European regulatory submission will be made.  If the filing or approval of the NDA or equivalent European regulatory submission is substantially delayed beyond the internal estimates we have made for purposes of budgeting and resource allocation, we may not have the financial ability to continue supporting the Exubera program or be able to meet our contractual obligations relating to the commercial launch of Exubera. In the event of any such delay, we may also elect to divert resources away from Exubera related activities or otherwise reduce our activities relating to the Exubera program. Any material delay in the filing for regulatory approval or material delay in receiving regulatory approval, or failure to receive regulatory approval for Exubera at all, would affect our contract research revenue from Pfizer, may result in the payment by us of substantial reimbursements to the contract manufacturers of our proprietary inhaler device with respect to the capital they have deployed in support of such activity, and would significantly harm our financial position and results of operations. Furthermore, should the collaboration with Pfizer be discontinued, our financial position and results of operations may be substantially harmed.

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

We are in an early stage of development with respect to many of our products. There is a risk that our technologies will not be commercially feasible. Even if our technologies are commercially feasible, they may not be commercially accepted across a range of large and small molecule drugs. We have tested 13 drug formulations based on our pulmonary delivery systems in humans, four of which are in Phase I development, but many other pulmonary delivery formulations have not been tested in clinical trials. While our

Advanced PEGylation technology has been incorporated in five products that the FDA has approved for marketing, and seven others are in Phase I/II pivotal trials or in Phase III trials, other Advanced PEGylation drug formulations are in the early stages of feasibility or preclinical testing or in human clinical trials. Our Supercritical Fluid Technology is also primarily in an early stage of feasibility. This technology represents a new method of manufacturing drug particles and is still in research and development, with only one formulation having entered human clinical testing.

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

Except for our products that have already been approved by the FDA or other regulatory agencies, our product candidates are still in research and development, including preclinical testing and clinical trials. Preclinical testing and clinical trials are long, expensive and uncertain processes. It may take us or our collaborators several years to complete this testing, and failure can occur at any stage in the process. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later stage clinical trials, even after promising results in earlier trials.

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

For our Supercritical Fluid Technology, solubility characteristics of a drug and the solvents, which may be incorporated in the manufacturing process, provide the initial screen for whether drug formulations using this technology are commercially feasible. We would not consider a drug to be a good candidate for this technology if its solubility characteristics were such that the application of our technology results in very low efficiency in manufacturing of drug powders.

If our drug formulations are not stable, then we will not be able to develop or commercialize products.

We may not be able to identify and produce powdered or other formulations of drugs that retain the physical and chemical properties needed to work effectively with our inhaler devices for deep lung delivery using our Pulmonary Delivery Systems, or through other methods of drug delivery using our Advanced PEGylation or Supercritical Fluid Technology. Formulation stability is the physical and chemical stability of the drug over time and under various storage, shipping and usage conditions. Formulation stability will vary with each drug formulation and the type and amount of ingredients that are used in the formulation. Since our drug formulation technology is new and largely unproven, we do not know if our drug formulations will retain the needed physical and chemical properties and performance of the drugs. Problems with formulated drug powder stability in particular would negatively impact our ability to develop products based on our Pulmonary Delivery Systems or Supercritical Fluid Technology, or obtain regulatory approval for or market such products.

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

In addition, we may encounter delays or rejections based upon changes in FDA regulations or policies, including policies relating to current good manufacturing practice compliance, or “cGMP,” during the period of product development. We may encounter similar delays in other countries.

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

Nektar Advanced PEGylation and Supercritical Fluid Technology

Except for the five approved products incorporating our Advanced PEGylation technology, all of the drug formulations which incorporate our Advanced PEGylation and Supercritical Fluid Technology are in various stages of feasibility testing or human clinical trials. We anticipate having to expand our Advanced PEGylation technology and our Supercritical Fluid Technology manufacturing facilities. If we are not able to scale-up to large clinical trials or commercial manufacturing for products incorporating either of these technologies in a timely manner or at a commercially reasonable cost, we risk not meeting our customers’ supply requirements or our contractual obligations. Our failure to solve any of these problems could delay or prevent late stage clinical testing and commercialization of our products and could negatively impact our revenues and results of operations.

Nektar Pulmonary Particle Technology and Delivery Systems

Powder Processing.  We have no experience manufacturing powder products for commercial purposes. With respect to drugs based on our Pulmonary Particle Technology, we have only performed powder processing on the scale needed for testing formulations, and for early stage and larger clinical trials. We may encounter manufacturing and control problems as we attempt to scale-up powder processing facilities. We may not be able to achieve such scale-up in a timely manner or at a commercially reasonable cost, if at all, and the powder processing system we implement may not be applicable for other drugs. Our failure to solve any of these problems could delay or prevent some late stage clinical testing and commercialization of our products and could negatively impact our revenues and results of operations.

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

Powder Packaging.  Our fine particle powders and small quantity packaging utilized for drugs based on our Pulmonary Particle Technology and Delivery Systems require special handling. We have designed and qualified automated filling equipment for small and moderate quantity packaging of fine powders. We face significant technical challenges in scaling-up an automated filling system that can handle the small dose and particle sizes of our powders in commercial quantities. There is a risk that we will not be able to scale-up our automated filling equipment in a timely manner or at commercially reasonable costs. Any failure or delay in such scale-up would delay product development or bar commercialization of products based on our Pulmonary Delivery Systems and would negatively impact our revenues and results of operations.

There can be no assurance we will be able to successfully manufacture products on our autofiller system in a timely manner or at a commercially reasonable cost; any delay or failure in further developing such technology would delay product development or inhibit commercialization of our products and would have a materially adverse effect on us.

Nektar Pulmonary Delivery Systems.  We face many technical challenges in developing our Pulmonary Delivery Systems to work with a broad range of drugs, to produce such devices in sufficient quantities and to adapt the devices to different powder formulations. Our inhaler device being used with Exubera is still in clinical testing and production scale-up work is underway. Further design and development work is underway to enable commercial manufacturing and additional work may be required to optimize the device for regulatory approval, field reliability or other issues that may be important to its commercial success.

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

For the most part, we obtain the bulk active pharmaceutical ingredients we use to manufacture products using our technologies from sole or exclusive sources of supply. For example, with respect to our source of bulk insulin, we have entered into a collaborative agreement with Pfizer that has, in turn, entered into an agreement with Aventis Pharma to manufacture regular human insulin. Under the terms of their agreement, Pfizer and Aventis Pharma agreed to construct a jointly owned manufacturing plant in Frankfurt, Germany. Until needed, Pfizer will provide us with insulin from Aventis Pharma’s existing plant. We have also entered into an agreement with one supplier for the supply of PEG polymer chains we use in our products that incorporate our Advanced PEGylation technology. NOF Corporation is our supplier of pharmaceutical grade PEGylation materials pursuant to an agreement.

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

If our products are not cost effective, then government and private insurance plans may not pay for them and our products may not be widely accepted, which will adversely affect our revenues and results of operations.

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

We are aware of other companies engaged in developing and commercializing drug delivery and formulation technologies similar to our technologies. Some of our competitors with regard to our Pulmonary Delivery Systems include AeroGen, Inc., Alkermes, Inc. and Aradigm Corporation. AeroGen and Aradigm are each developing liquid drug delivery systems, and Alkermes is working on a dry powder delivery system. Our competitors with regard to our Advanced PEGylation technology include Valentis, Inc., Mountain View Pharmaceuticals, Inc. and SunBio PEG-SHOP, as well as several pharmaceutical and biotechnology companies with in-house PEGylation expertise. Some of our competitors with regard to our Supercritical Fluid Technology include Alkermes, Battelle Memorial Institute, Ethypharm SA, Ferro Corp., Lavipharm SA and RxKinetics. Some of these companies license or provide the technology to other companies, while others are developing the technology for internal use. Many of these companies have greater research and development capabilities, experience, manufacturing, marketing, financial and managerial resources than we do and represent significant competition for us. Acquisitions of or collaborations with competing drug delivery companies by large pharmaceutical or biotechnology companies could enhance our competitors’ financial, marketing and other resources. Accordingly, our competitors may succeed in developing competing technologies, obtaining regulatory approval for products or gaining market acceptance before us. Developments by others could make our products or technologies uncompetitive or obsolete. Our competitors may introduce products or processes competitive with or superior to our products or processes.

If any of our patents are invalid or pending patents do not issue or following issuance are deemed not valid, then we may lose key intellectual property right protection. If our products infringe on third-party’s rights, then we will suffer adverse effects on our ability to develop and commercialize products as well as our revenues and results of operations.

We have filed patent applications covering certain aspects of our inhalation devices, powder processing technology, powder formulations and deep lung route of delivery for certain molecules as well as for our Advanced PEGylation and Supercritical Fluid Technology, and we plan to file additional patent applications. As of September 30, 2003, we had 605 issued U.S. and foreign patents that cover certain aspects of our technologies and we have a number of patent applications pending. There is a risk that many of the patents applied for will not issue, or that any patents that issue or have issued will not be held valid and enforceable. Enforcing our patent rights would be time consuming and costly.

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

As of September 30 2003, we had approximately $388.6 million in long-term convertible subordinated notes and debentures, $30.5 million in non-current capital lease obligations and $4.2 million in other long-term liabilities. Our substantial indebtedness, which totals $423.3 million, has and will continue to impact us by:

•                                          making it more difficult to obtain additional financing; and

•                                          constraining our ability to react quickly in an unfavorable economic climate.

Currently we are not generating positive cash flow. Delay in the approval of Exubera, or other adverse occurrences related to our product development efforts will adversely impact our ability to meet our obligations to repay the principal amounts on our convertible subordinated notes and debentures when due. In addition, because of the decline in the market price of our common stock, it has become highly unlikely that the holders of a large percentage of our outstanding convertible subordinated notes and debentures will convert such securities to equity in accordance with their existing terms. If we are unable to satisfy our debt service requirements, substantial liquidity problems could result. As of September 30, 2003 we had cash, cash equivalents and short-term investments valued at approximately $304.2 million. We expect to use substantially all of these assets to fund our on-going operations over the next few years. As of September 30, 2003, we had approximately $388.6 million outstanding convertible subordinated notes and debentures, of which $7.8 million, $270.8 million, and $110.0 million in principal amount will mature in 2006, 2007 and 2010, respectively.  We may not generate sufficient cash from operations to repay our convertible subordinated notes and debentures or satisfy any other of these obligations when they become due and may have to raise additional financing from the sale of equity or debt securities or otherwise restructure our obligations in order to do so. There can no assurance that any such financing or restructuring will be available to us on commercially acceptable terms, if at all.

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

We have no material credit facility or other material committed sources of capital. To the extent operating and capital resources are insufficient to meet future requirements, we will have to raise additional funds to continue the development and commercialization of our technologies and products. Such funds may not be available on favorable terms, or at all. In particular, our substantial leverage may limit our ability to obtain additional financing. In addition, as an early stage biotechnology company, we do not qualify to issue investment grade debt and therefore any financing we do undertake will likely involve the issuance of equity, convertible debt instruments and/or high-yield debt. These sources of capital may not be available to us in the event we require additional financing. If adequate funds are not available on reasonable terms, we may be required to curtail operations significantly or obtain funds by entering into financing, supply or collaboration agreements on unattractive terms. Our inability to raise capital could negatively impact our business.

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

We have never been profitable and, through September 30, 2003, we have an accumulated deficit of approximately $599.5 million. We expect to continue to incur substantial and potentially increasing losses over at least the next few years as we expand our research and development efforts, testing activities and manufacturing operations, and as we further expand our late stage clinical and early commercial production facilities. Most of our potential products are in the early stages of development. Except for the approved products incorporating our Advanced PEGylation technology, we have generated no revenues from product sales. Our revenues to date have consisted primarily of payments under short-term research and feasibility agreements and development contracts.

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

Further, we have in place a preferred share purchase rights plan, commonly known as a “poison pill.” The provisions described above, our “poison pill” and provisions of Delaware law relating to business combinations with interested stockholders may discourage, delay or prevent a third party from acquiring us. These provisions may also discourage, delay or prevent a third party from acquiring a large portion of our securities, or initiating a tender offer or proxy contest, even if our stockholders might receive a premium for their shares in the acquisition over the then current market prices.

We expect our stock price to remain volatile.

Our stock price is volatile. In the last twelve-month period ending October 31, 2003, based on closing bid prices on The Nasdaq National Market, our stock price ranged from $4.46 to $14.94. We expect our stock price to remain volatile. A variety of factors may have a significant effect on the market price of our common stock, including:

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

•                                          public concern as to the safety of drug formulations developed by us or others; and

•                                          general market conditions.

Any litigation brought against us as a result of this volatility could result in substantial costs and a diversion of our management’s attention and resources, which could negatively impact our financial condition, revenues, results of operations and, the price of our common stock.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in reported market risks since December 31, 2002.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of September 30, 2003, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act) were sufficiently effective to ensure that this information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rule and Form 10-Q.

Changes in Internal Controls Over Financial Reporting

During the fiscal quarter ended September 30, 2003, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Item 2.  Changes in Securities and Use of Proceeds

In June 2003 and July 2003 we issued $100.0 million and $10.0 million, aggregate principal amount of convertible subordinated notes, respectively, which are convertible at the option of the holder, at any time on or prior to maturity, into shares of our Common Stock.  We sold the notes only in the United States to certain qualified institutional buyers under an exemption from registration provided by Rule 144A of the 1933 Act.  The notes are convertible at an initial conversion price of $11.35 per share, which is equal to a conversion rate of approximately 88.1057 shares per $1,000 principal amount of notes, subject to adjustment.  Interest on the notes will accrue at a rate of 3.0% per year.  We will pay interest on the notes on June 30 and December 30 of each year to holders of record at the close of business on the preceding June 15 and December 15, respectively, beginning on December 30, 2003.  The notes mature on June 30, 2010.  We may redeem some or all of the notes at any time before June 30, 2006, at a redemption price of $1,000 per $1,000 principal amount plus a provisional redemption exchange premium payable in cash or shares of Common Stock, of $90.00 per $1,000 principal amount less the amount of any interest actually paid on such notes prior, to the provisional redemption date, if the closing price of our Common Stock has exceeded 150% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of mailing of the provisional redemption notice.  We also may redeem some or all of the notes at any time after June 30, 2006 by paying certain premiums on the notes based on the date of redemption.  Other than $9.9 million in aggregate principal amount of U.S. treasury securities pledged for the exclusive benefit of the holders of the notes, the notes are unsecured and subordinated to our existing and future senior indebtedness.  Merrill Lynch & Co., Deutsche Bank Securities Inc., Lehman Brothers Inc. Friedman, Billings, Ramsey & Co., Inc. and SG Cowen Securities Corporation served as initial purchasers in the offering and received approximately $3.3 million in discounts and commissions.

In October 2003, in a limited number of privately negotiated transactions, certain holders of our outstanding 3.5% convertible subordinated notes due October 2007 exchanged and cancelled $87,940,000 in aggregate principal amount of the 3.5% notes, for the issuance of $59,279,000 in aggregate principal amount of newly issued 3% convertible subordinated notes due June 2010, pursuant to an exemption under Rule 506 of the 1933 Act.  The notes due June 2010 issued in the exchanges bear interest at a rate of 3% per annum and will mature in June 2010.  The notes due June 2010 are convertible into shares of our Common Stock at the rate of approximately 88.1057 shares per $1,000 principal amount of notes, which is equivalent to an initial conversion price of $11.35 per share. The notes due June 2010 are redeemable in part or in total at any time before June 30, 2006 at a redemption price of $1,000 per $1,000 principal amount plus a provisional redemption exchange premium, payable in cash or shares of Common Stock, of $90.00 per $1,000 principal amount less the amount of any interest actually paid on such notes prior to the provisional redemption date, if the closing price of our Common Stock has exceeded 150% of the conversion price in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of mailing of the provisional redemption notice.  The notes due June 2010 are also redeemable in part or in total at any time after June 30, 2006 by paying certain premiums on the notes based on the date of redemption.  Interest on the notes due June 2010 is payable semi-annually on June 30 and December 30.  Except pursuant to a limited pledge of collateral equal to the initial six payments of interest on the notes, the notes due June 2010 are subordinated to all of our present and future senior debt.  The exchange will be accounted for in accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and APB 26, “Early Extinguishment of Debt.”  A gain on early extinguishment of debt will be recorded for the difference between the present value of the new securities issued and carrying amount of the old securities on the date of extinguishment net of any unamortized debt issuance costs associated with the old debt.

Item 3.  Defaults Upon Senior Securities-None

Item 4.  Submission of Matters to a Vote of Security Holders-None

Item 5.  Other Information-None

Item 6.  Exhibits and Reports on Form 8-K

(a)            Exhibits

Except as so indicated in Exhibits 31.1, 31.2, and 32.1, the following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

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

4.26	(16)	Indenture, dated June 30, 2003, by and between Nektar Therapeutics and J.P. Morgan Trust Company, National Association, as trustee.
4.27	(17)	Indenture, dated October 9, 2003, by and between Nektar Therapeutics and J.P. Morgan Trust Company, National Association, as trustee.
4.28	(19)	Resale Registration Rights Agreement, dated October 9, 2003, by and among Nektar Therapeutics and the entities named therein.
4.29	(17)	Form of Convertible Subordinated Note due 2010.
4.30	(18)	First Supplemental Indenture, dated October 17, 2003, by and between Nektar Therapeutics and J.P. Morgan Trust Company, National Association, as trustee.
10.52	(19)

Pledge Agreement, dated October 9, 2003, by and among Nektar Therapeutics and J.P. Morgan Trust Company, National Association, as trustee and J.P. Morgan Trust Company, National Association, as collateral agent, with updated Schedule I as of October 31, 2003.

10.53	(17)	Exchange Agreement, dated October 3, 2003, by and among Nektar Therapeutics and the entities named therein.
10.54	(17)	Exchange Agreement, dated October 3, 2003, by and between Nektar Therapeutics and Alexandra Global Master Fund Ltd.
10.55	(17)	Amendment No. 1 to Exchange Agreement, dated October 9, 2003, by and among Nektar Therapeutics and the entities named therein.
10.56	(17)	Amendment No. 1 to Exchange Agreement, dated October 9, 2003, by and between Nektar Therapeutics and Alexandra Global Master Fund Ltd.
10.57	(18)	Exchange Agreement, dated October 10, 2003, by and between Nektar Therapeutics and Alexandra Global Master Fund Ltd.
10.58	(18)	Amendment No. 1 to Exchange Agreement, dated October 16, 2003, by and between Nektar Therapeutics and Alexandra Global Master Fund Ltd.
10.59	(19)	Exchange Agreement, dated October 29, 2003, by and among Nektar Therapeutics and the entities named therein.
10.60	(19)	Exchange Agreement, dated October 30, 2003, by and among Nektar Therapeutics and the entities named therein.
10.61	(19)	Exchange Agreement, dated October 30, 2003, by and among Nektar Therapeutics and the entities named therein.

31.1	(20)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	(20)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	(20)	Section 1350 Certifications.

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

(16)                            Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed July 2, 2003.

(17)                            Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on October 10, 2003.

(18)                            Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on October 20, 2003.

(19)                            Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on November 3, 2003.

(20)                            Filed herewith.

(b)                                 Reports on Form 8-K for the three-month period ending September 30, 2003:

Current Report on Form 8-K, filed July 2, 2003, announcing that Nektar Therapeutics has completed its sale to certain initial purchasers of $100.0 million aggregate principal amount of its 3% convertible subordinated notes due 2010.

Current Report on Form 8-K, filed July 31, 2003, announcing that initial purchasers of the 3% convertible subordinated notes due 2010 have exercised their option granted pursuant to a purchase agreement dated June 25, 2003 with respect to Nektar’s 3% convertible subordinated notes due 2010 to purchase an additional $10.0 million in aggregate principal amount of such notes. The closing of the additional purchase pursuant to the option increases the aggregate principal amount of 3% convertible subordinated notes sold to $110.0 million.

Current Report on Form 8-K, furnished August 6, 2003, announcing that Nektar Therapeutics issued a press release announcing results of the quarter ended June 30, 2003.

Current Report on Form 8-K, filed October 10, 2003, announcing that Nektar Therapeutics and certain holders of its 3.5% convertible subordinated notes due 2007 completed an exchange and cancellation of $50,000,000 in aggregate principal amount of the 3.5% notes, for the issuance of $33,591,000 in aggregate principal amount of newly issued 3% convertible subordinated notes due 2010, in a limited number of privately negotiated transactions.

Current Report on Form 8-K, filed October 20, 2003, announcing that Nektar Therapeutics and a holder of its 3.5% convertible subordinated notes due 2007 completed an exchange and cancellation of $20,815,000 in aggregate principal amount of the 3.5% notes, for the issuance of $13,978,000 in aggregate principal amount of newly issued 3% convertible subordinated notes due 2010, in a privately negotiated transaction.

Current Report on Form 8-K, filed November 3, 2003, announcing that Nektar Therapeutics and a holder of its 3.5% convertible subordinated notes due 2007 completed an exchange and cancellation of $17,125,000 in aggregate principal amount of the 3.5% notes, for the issuance of $11,710,000 in aggregate principal amount of newly issued 3% convertible subordinated notes due 2010, in a limited number of privately negotiated transactions.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nektar Therapeutics (Registrant)

By:	/s/ AJIT S. GILL
Ajit S. Gill
Chief Executive Officer, President and Director

Date:	November 12, 2003

By:	/s/ AJAY BANSAL
Ajay Bansal
Chief Financial Officer and Vice President, Finance and Administration

Date:	November 12, 2003

EXHIBIT INDEX

Except as so indicated in Exhibits 31.1, 31.2, and 32.1, the following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

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

4.26	(16)	Indenture, dated June 30, 2003, by and between Nektar Therapeutics and J.P. Morgan Trust Company, National Association, as trustee.
4.27	(17)	Indenture, dated October 9, 2003, by and between Nektar Therapeutics and J.P. Morgan Trust Company, National Association, as trustee.
4.28	(19)	Resale Registration Rights Agreement, dated October 9, 2003, by and among Nektar Therapeutics and the entities named therein.
4.29	(17)	Form of Convertible Subordinated Note due 2010.
4.30	(18)	First Supplemental Indenture, dated October 17, 2003, by and between Nektar Therapeutics and J.P. Morgan Trust Company, National Association, as trustee.
10.52	(19)

Pledge Agreement, dated October 9, 2003, by and among Nektar Therapeutics and J.P. Morgan Trust Company, National Association, as trustee and J.P. Morgan Trust Company, National Association, as collateral agent, with updated Schedule I as of October 31, 2003.

10.53	(17)	Exchange Agreement, dated October 3, 2003, by and among Nektar Therapeutics and the entities named therein.
10.54	(17)	Exchange Agreement, dated October 3, 2003, by and between Nektar Therapeutics and Alexandra Global Master Fund Ltd.
10.55	(17)	Amendment No. 1 to Exchange Agreement, dated October 9, 2003, by and among Nektar Therapeutics and the entities named therein.
10.56	(17)	Amendment No. 1 to Exchange Agreement, dated October 9, 2003, by and between Nektar Therapeutics and Alexandra Global Master Fund Ltd.
10.57	(18)	Exchange Agreement, dated October 10, 2003, by and between Nektar Therapeutics and Alexandra Global Master Fund Ltd.
10.58	(18)	Amendment No. 1 to Exchange Agreement, dated October 16, 2003, by and between Nektar Therapeutics and Alexandra Global Master Fund Ltd.
10.59	(19)	Exchange Agreement, dated October 29, 2003, by and among Nektar Therapeutics and the entities named therein.
10.60	(19)	Exchange Agreement, dated October 30, 2003, by and among Nektar Therapeutics and the entities named therein.
10.61	(19)	Exchange Agreement, dated October 30, 2003, by and among Nektar Therapeutics and the entities named therein.

31.1	(20)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	(20)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	(20)	Section 1350 Certifications.

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

(16)                            Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed July 2, 2003.

(17)                            Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on October 10, 2003.

(18)                            Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on October 20, 2003.

(19)                            Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on November 3, 2003.

(20)                            Filed herewith.