Form 10-K
period 2003-12-31
NEKTAR THERAPEUTICS
filed 2004-03-05
CIK 906709

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2003
or
☐	TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number: 0-23556

NEKTAR THERAPEUTICS

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3134940 (IRS Employer Identification No.)
150 Industrial Road San Carlos, California 94070 (Address of principal executive offices and zip code)
650-631-3100 (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        The approximate aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the last sale price of the Registrant's Common Stock on June 30, 2003 as reported on the NASDAQ National Market was approximately $478,185,644. This calculation excludes approximately 3,612,181 shares held by directors and executive officers of the Registrant. Exclusion of these shares should not be construed to indicate that such person controls, is controlled by or is under common control with the Registrant. This calculation does not exclude shares held by organizations whose ownership exceeds 5% of the Registrant's outstanding Common Stock as of June 30, 2003 that have represented to the Registrant that they are registered investment advisers or investment companies registered under Section 8 of the Investment Company Act of 1940. Determination of affiliate status for the purposes of this calculation is not necessarily a conclusive determination for any other purpose.

56,983,223
(Number of shares of common stock outstanding as of January 31, 2004)

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of Registrant's definitive Proxy Statement to be filed for its 2004 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

NEKTAR THERAPEUTICS

2003 ANNUAL REPORT ON FORM 10-K

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

PART I

Item 1. Business

Overview

        Nektar Therapeutics is in the business of improving therapeutics through improved drug delivery. Each of our three technology platforms has the ability to transform therapeutics with differentiating properties based on the technology and the particular application of the technology.

        We are working to become one of the world's leading drug delivery products based companies by providing a portfolio of technologies and expertise that will enable us and our pharmaceutical and biotechnology partners to improve drug performance throughout the drug development process.

        Our mission is to provide drug delivery technologies that enable the development and manufacture of superior therapeutics that make a difference in patients' lives. Primarily, we want to partner with pharmaceutical and biotechnology companies seeking to improve and differentiate their marketed products as well as the products in their pipelines. In addition to our partner-funded programs, we have started applying our technologies independently through internal early-stage product development efforts.

        Our technologies are designed to improve either the performance of a drug molecule (e.g., bioavailability, safety, efficacy, stability, targeting, etc.) or how the drug is delivered (e.g., enabling new dosage form or delivery profile that improves how the therapeutic can treat patients). We currently have three technology platforms:

  •
  Nektar Advanced PEGylation Technology—using advanced PEGylation and PEG-based delivery systems to enhance the efficacy and performance of most major drug classes, including macromolecules such as peptides and proteins, smaller sized molecular compounds and other drugs. Nektar Advanced PEGylation Technology, has been approved for use in five products in the U.S. and in another product approved only in Europe.

  •
  Nektar Pulmonary Technology—using our pulmonary expertise in drug formulation and inhalers for systemic and local lung therapies. Nektar Pulmonary Technology is focused on the formulation of molecules and delivery devices for inhalation. Through this technology we are working to improve or enable drug delivery and improve therapeutic outcomes for large and small molecules for systemic and local lung therapies.

  •
  Nektar Supercritical Fluid (SCF) Technology—using a single step particle formulation process that yields consistent powder particles that can be incorporated into a final dosage form such as tablets or capsules. Nektar SCF Technology uses proprietary particle engineering methods designed to develop drug formulations to obtain precision and consistency in particle formulation or to develop beneficial novel formulations, including taste-masking of products and improving the bioavailability of products.

        Our strategy is to enable our partners' drugs through partner-funded programs, and to selectively fund internal early-stage proprietary products with a view to partner prior to late stage clinical development. Our goal is to leverage our technology investments over a large pipeline that allows us to realize value by advancing our partners' and our proprietary products. As we identify the technologies and markets in which we see opportunities to establish leadership positions, we intend to continue to develop or acquire technologies to capitalize on such opportunities.

        We currently have collaborations ongoing with more than 25 biotechnology and pharmaceutical companies, of which 21 are announced. Our product pipeline includes 5 products approved in the United States, 1 additional product approved in Europe, 4 products in Phase III trials, and 12 products in Phase I and Phase II trials.

        Our strategy incorporates the following principal elements:

  •
  Partner with Pharmaceutical and Biotechnology Companies.    We market our technologies and products through collaborative partners. We currently have collaborations with several large pharmaceutical and biotechnology companies. In a typical pulmonary delivery collaboration, our partner will provide the active pharmaceutical ingredient (the majority of which are already approved by the U.S. Food and Drug Administration ("FDA") in another delivery form), fund clinical and formulation development, obtain regulatory approvals, and market the resulting commercial product. We may manufacture and supply the drug delivery approach or drug formulation, and may receive revenues from drug manufacturing, as well as royalties from sales of most commercial products. In addition, for products using our Pulmonary Technology, we may receive revenues from the supply of our device for the product along with revenues for any applicable drug processing or filling. In a typical advanced PEGylation collaboration, we manufacture and supply the PEG reagents and receive manufacturing revenues and possible royalties from sales of the PEGylated commercial product. Prior to commercialization of pulmonary delivery and advanced PEGylation products, we receive revenues from our partners for partial or full funding of research and development activities and progress payments upon achievement of certain developmental milestones. We believe this partnering strategy enables us to develop a large and diversified potential product portfolio.

  •
  Utilize Our Technologies to Develop Proprietary Products with a Goal of Partnering with Pharmaceutical and Biotechnology Companies.    In addition to our partner-funded programs, we are applying our technologies independently through our internal early-stage proprietary product development efforts. We believe that there may be several off-patent or near-term patent expiration compounds that would benefit from the application of our technologies to improve such compounds' performance and delivery. For these programs, we are performing and funding the initial feasibility screening work, formulations development and early stage clinical trials before entering into a partner relationship for further development and commercialization. We believe that, when we partner these programs, we will be able to gain a greater share of such products' sales as a result of our undertaking greater product development efforts.

Nektar Technologies

NEKTAR ADVANCED PEGYLATION TECHNOLOGY

        Nektar Advanced PEGylation Technology is designed to enhance the efficacy and performance of most drug classes including macromolecules such as peptides and proteins along with small molecules and other drugs. PEGylation is a method for improving drug formulations through the modification of proteins and other molecular compounds accomplished through the attachment of PEG chains to the active therapeutic molecule. The chemical attachment of PEG chains to a broad range of drug substances results in effectively increasing the drug's molecular weight. The advantages of PEGylation include the potential to improve drug solubility and stability, reduce immune responses, and in certain instances, improve the efficacy and/or safety of a molecule.

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

        First generation PEG chemistry has been generally restricted to the use of PEG chains with low molecular weight because of the poor solubility characteristics traditionally observed with PEG chains of higher molecular weight. The attachment of low molecular weight PEG chains to proteins has been limited by the inherently unstable linkages of PEG chains to the molecular compound. Attachment of low molecular weight PEG chains can cause the modified compound to quickly degrade in a manner which may trigger an immune response to the active drug compound or otherwise hinder its effectiveness. The effectiveness of such PEG derivatives has also been limited by the ability of the relatively small PEG chains to penetrate poorly accessible regions on the surface of a protein resulting in degradation of the active drug compound or undesired side effects.

  Characteristics of our Advanced PEGylation Technology

        Our Advanced PEGylation Technology is designed to overcome the shortcomings of first generation PEG chemistry. The attachment of our activated PEG derivatives is designed to yield one or more of the following benefits:

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

        Our Advanced PEGylation Technology is also designed to optimize the efficacy of the attached drug compounds and is characterized by the following features:

  •
  Activated high-molecular weight PEGs chains that can be linked stably and site specifically to drugs, allowing prolonged performance of the drug in its PEGylated form;

  •
  Stable linkage chemistry of the PEG chain to the drug compound to avoid problems associated with rapid degradation or clearance of the active drug compound;

  •
  The availability of site-specific PEGylation in which the PEG chain is linked with the drug compound at a specific site on the compound to produce desired effects;

  •
  Controlled release of the drug from the PEG-drug conjugated compound; and

  •
  The availability of bi-functional PEG to facilitate targeting of the active drug compound.

  Advanced PEGylation Technology Applications

        We believe our Advanced PEGylation Technology can be of critical importance in facilitating a substantial number of emerging biopharmaceutical technologies, including the following:

  •
  PEG-Proteins for Pharmaceutical Use.    Our principal market strategy for our Advanced PEGylation technology is to demonstrate and assist in developing drug compounds, particularly proteins that substantially enhance the therapeutic value of the active drug over unmodified forms. It has been demonstrated the proteins with PEG chains attached can remain active and reduce immune response, if applicable. In addition, active drugs attached to PEG chains result in making proteins or other compounds much larger and thus reduces their rate of clearance through the kidney. This allows the active drug to remain active in the body for longer periods of time.

  •
  PEG-Surfaces.    In addition to the modifications of drugs, PEG chains can also be attached to surfaces to form protective, biocompatible coatings. Potential applications include PEG-coatings for arterial replacements, diagnostic apparatuses, and blood contacting devices. Similarly, capillary zone electrophoresis has emerged as an analytical technique in biochemistry, and PEG coatings on capillaries have been demonstrated to prevent absorption and provide critical control of electro-osmosis.

  •
  PEG-Hydrogels.    Hydrogels are highly biocompatible materials that can be used as drug delivery systems, medical devices, or surgical materials. PEG Hydrogels, which are matrices of polyethylene molecules, can reduce the frequency of dosing by allowing a drug to release slowly from the hyrdogel. In addition, PEG hydrogels can be used as medical devices to protect the applied area from adhesions or exposure.

  •
  PEG-Liposomes.    Research has shown that incorporation of PEG onto the outer coating of liposomes, a type of lipid membrane, can provide controlled and specific delivery of certain drugs, by increasing serum lifetime.

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

  •
  Solubilization of Insoluble Materials.    PEG is soluble in both water and many organic solvents. Through PEG attachment water-insoluble materials may become water-soluble. PEG may be critical to the effectiveness of certain pharmaceuticals as without modification, such pharmaceuticals may not be effective at all.

        As with our other technologies, we typically develop new products using our Advanced PEGylation Technology through collaborations with corporate partners. We also maintain a catalog of PEG reagents which can be purchased by our customers for coupling to drug compounds. More typically, however, our research personnel will work closely with our partners to choose the proper PEG derivative for a particular application and to optimize the PEG attachment. In a typical collaboration, we derive revenue from milestone payments during research and development and receive royalties on sales of approved products or other PEG applications. In a typical collaboration, we also receive additional revenue from manufacturing the PEG reagent.

        We have also initiated internal development of a few proprietary drugs utilizing our Advanced PEGylation Technology with the expectation that we will fund this activity through the early stages of clinical trials before establishing a partnership to market the final product. We believe that, in certain circumstances, this may result in higher royalty payments for marketed products than collaborations initiated at earlier stages of development.

        Although five U.S. products and one additional European product using our Nektar Advanced PEGylation Technology are approved for use, there can be no assurance that Nektar Advanced PEGylation Technology will develop into a successful or commercially viable technology.

NEKTAR PULMONARY TECHNOLOGY

        We believe Nektar Pulmonary Technology can potentially enable the efficient and reproducible deep lung delivery of particles and greater lung deposition in a single breath. Specifically, our development of spray-dried formulations of fine, aerodynamic drug particles potentially enables efficient dispersibility and reproducible delivery of both large and small molecules to the deep lung for systemic and local lung indications.

        Nektar Pulmonary Technology integrates several technologies including customized formulation of drug compounds, dry powder processing, filling and packaging along with proprietary inhalation devices to enable efficient and consistent delivery of both macromolecule and small molecule drugs for systemic and local lung diseases. For specific drug products, we normally formulate and process bulk active pharmaceutical ingredients supplied by collaborative partners into dry powders, which are packaged into individual dosing units.

        Dry Powder Formulations for Pulmonary Delivery.    Each drug poses different formulation challenges due to differing chemical and physical characteristics and dosing requirements. This requires significant optimization work for each specific drug. We have assembled a team with expertise in formulation, life science, powder science and aerosol science, and we are applying this expertise to develop proprietary techniques and methods that we believe will produce stable, fillable, shippable and dispersible dry powder drug formulations. In the area of macromolecules, we have developed several protein powders, which remain stable at room temperature in excess of one year. Through our work with numerous macromolecules, we are developing an extensive body of knowledge on aerosol dry powder formulations, including knowledge relating to the physiochemical properties of particles that make up powders and the resulting characteristics such as flowability, dispersibility and solubility within the lung, as well as the related properties and influences of various excipients. We have filed and expect to continue to file patent applications on several of our formulations and, through strategic acquisitions, have acquired rights to certain U.S. and foreign patents and patent applications relating to stabilization of macromolecule drugs in dry powder formulations.

        Powder Processing.    We are modifying standard powder processing equipment and developing custom techniques to enable us to produce fine dry powders with particle aerosol diameters of between one and five microns without significant drug degradation or significant loss. We have scaled up powder processing to levels sufficient for producing candidate powders for late stage clinical trials. It is expected that production at these levels will be more than sufficient to satisfy the needs of small volume commercial products. We are also in the process of further scaling up our powder processing systems in order to produce quantities sufficient for commercial production of products we believe we will need to supply in high volumes, such as inhaleable insulin.

        Powder Filling And Packaging.    Powders made up of fine particles intended for inhalation typically require handling that is technically more challenging than for powders comprised of larger particles. Common practice in the pharmaceutical industry is to increase the powder's effective particle size by various agglomerative techniques such as pelletization, spheronization, or blending with an excipient of significantly larger particle size, in order to yield materials that handle more favorably in existing processing equipment such as tablet presses and capsule fillers. Thus, currently available commercial filling and packaging systems are generally designed for filling powders of larger particle size and mass, and are most commonly applied to oral dosage forms. Although applications of these capsule-filling approaches to aerosol products do exist, they typically can only deliver accurate and precise fills for much higher dose masses than required for deep lung delivery. Further still, by their method of operation they may overcompress or even damage the morphology of fine, low density powders, and may make them much more difficult to disperse than when in their uncompressed state. We have developed and internally qualified a proprietary automated blister and capsule filling systems suitable for use in production of clinical trial supplies and, for certain products, commercial quantities. The system has been tested across a wide variety of powders encountered to date and its performance yields accurate and precise fills across a wide range of dose masses, down to the order of a single milligram.

The underlying technology is intended to allow its application to a broad variety of powder types, characteristics, and a wide range of target fill masses.

        Nektar Proprietary Pulmonary Inhaler.    Our proprietary pulmonary inhaler device is being designed to achieve the following:

  •
  Effectively Disperse Fine Particles into an Aerosol Cloud.    Fine powders have different dispersion requirements or characteristics than large powders. Most current dry powder inhalers use larger powders and are not efficient in dispersing powders with aerosol diameters of one to five microns. We have developed and are refining the dispersion system for our pulmonary inhaler specifically for fine powders. Our inhaler has been designed to efficiently remove powders from the packaging, effectively disperse the powder particles and create an aerosol cloud while maintaining the integrity of the drug.

  •
  Efficiently and Reproducibly Deliver the Aerosol Cloud to the Deep Lung.    We have developed and are refining a proprietary aerosol cloud handling system in our inhaler that is intended to facilitate deep lung powder deposition and reproducible patient dosing. The handling system design is intended to enable the aerosolized particles to be transported from the inhaler to the deep lung during a patient's breath, reducing losses in the throat and upper airways. In addition, the aerosol cloud handling system, in conjunction with the dispersion mechanism and materials used in the inhaler, has been designed to reduce powder loss in the inhaler itself.

  Nektar Small Dry Powder Inhaler ("DPI")

        We are developing a breath actuated compact dry powder inhaler device. It is being developed to be appropriate for the delivery of either large or small molecules for short-term use.

  Nektar Metered Dose Inhaler ("MDI")

        We are also working to develop drugs for use in MDIs. We believe our expertise in pulmonary drug formulations and inhalers allows for stable formulations with new hydrofluoroalkane propellants and the delivery of many molecules more efficiently to the deep lung compared with traditional MDIs.

        To date there are no products using Nektar Pulmonary Technology that have been approved for use and there can be no assurance that our Nektar Pulmonary Technology will be a successful or commercially viable technology or will work for any or all of its intended uses. Specifically, there can be no assurance that we will be successful in further scaling up our powder processing, powder filling, packaging operations, or device manufacturing operations on a timely basis or at a reasonable cost, or that our powder processing, powder filling, packaging, or inhaler device will be applicable for every drug.

NEKTAR SUPERCRITICAL FLUID TECHNOLOGY

        A majority of pharmaceutical products contain powder particles, either in the final form or at some point during the manufacturing process. It is generally believed that specific particle characteristics are fundamental to the effectiveness of drug delivery but precision and consistency in particle formation are difficult to achieve using conventional multi-stage methods of production.

        Our SCF Technology uses substances such as carbon dioxide at elevated temperatures and pressures as non-solvents to control the formation of powder particles for a wide variety of chemical substances. This technique is designed to reduce to a single step the current multi-stage powder manufacturing process for drug powders, while at the same time possibly improving product purity and consistency. It offers an alternative to typical crystallization processes for many small molecules with the potential benefits of better control over particle size, form, structure and surface characteristics resulting in the potential for improved drug absorption, easier and more efficient formulation of drug compounds and lower manufacturing costs. We believe this technology may also be useful in connection with technologies designed for taste masking.

        In our SCF Technology process, the supercritical fluid disperses and mixes a stream of drug solution while simultaneously extracting the organic solvent and rapidly forming dry particles. This is achieved by metering the solution and the supercritical fluid into a particle formation vessel held under controlled conditions of temperature and pressure above the critical point of the supercritical fluid-solvent mixture. Dry and solvent free particles are then recovered from the particle formation vessel.

        As a single-stage manufacturing process, we believe our SCF Technology may provide greater control over batch-to-batch consistency, particle size, particle shape, powder flow, dissolution rate and residual solvent levels than traditional manufacturing methods.

        We believe our SCF Technology can serve as a platform technology for a diverse range of therapeutic areas, including the following:

  •
  Solid State Selection.    The process is designed to offer the ability to prepare selected solid state forms (including selected polymorphic forms) in a manner that is easily reproducible.

  •
  Water Solubility.    The process is designed to help provide enhanced dissolution of sparingly water-soluble drugs, by producing sub-micron sized particles and/or particles with high surface areas and/or through co-formulation with water-soluble polymers.

  •
  Taste Masking.    We believe that our SCF Technology can be used to mask the taste of many oral drugs, particularly small organic molecules.

        To date there are no products using our SCF technology that have been approved for use and all of our collaborations utilizing this technology are in very early stages of development. There can be no assurance that our SCF Technology will be a successful or commercially viable technology.

Nektar Product Pipeline and Partner Development Programs

        The following table summarizes our partner development programs for products approved for use or in clinical trials, including the indication for the particular drug or product, its present stage of clinical development or approval in the United States unless otherwise noted, and, with respect to our announced partner development programs, the identity of the corporate partner for such program.

Molecule	Primary Indications	Partner	Status(1)
Neulasta® (PEG-filgrastim)	Neutropenia	Amgen	Approved
PEGASYS® (PEG-a-interferon)	Hepatitis-C	Roche	Approved as monotherapy and combination therapy
Somavert® (PEG-hGHra)	Acromegaly	Pfizer	Approved
PEG-INTRON® (PEG-a-interferon)	Hepatitis-C	Schering-Plough	Approved
Definity® (PEG)	Cardiac imaging	Bristol-Myers Squibb	Approved
Exubera® (inhaled insulin)	Diabetes	Pfizer	Phase III, Filed in Europe
Macugen™ (PEGylated aptamer)	Age-related macular degeneration Diabetic macular edema	Eyetech Eyetech	Phase II/III Phase II
CDP 870 (PEGylated antibody fragment)	Rheumatoid arthritis Crohn's disease	Celltech Celltech	Phase III Phase III
SprayGel™ adhesion barrier system (PEG)	Prevention of post-surgical adhesions	Confluent	Phase II/III, Approved in Europe
CERA (Continuous Erythropoiesis Receptor Activator)	Renal anemia	Roche	Phase II
CDP 860	Cancer tumors	Celltech	Phase II
Undisclosed (PEG)	Undisclosed	Undisclosed	Phase II
Undisclosed (PEG)	Undisclosed	Undisclosed	Phase II
CDP 791	Cancer	Celltech	Phase I
Inhaled tobramycin	Lung infection	Chiron	Phase I
Inhaled leuprolide	Endometriosis	Enzon	Phase I
Marinol® (inhaled dronabinol)	Multiple indications	Solvay	Phase I
PEGylated interferon beta	Undisclosed	Serono	Phase I
PEG-Alfacon (PEGylated interferon alfacon-1)	Hepatitis-C	InterMune	Phase I
PEG-AXOKINE	Obesity	Regeneron	Phase I
Undisclosed (small molecule)	Undisclosed	Not partnered	Phase I

(1)
Status means:

Approved—regulatory approval to market and sell product obtained.

Phase III—large-scale clinical trials conducted to obtain regulatory approval to market and sell a drug; initiated following encouraging Phase II trial results.

Phase II—clinical trials to establish dosing and efficacy in patients.

Phase I—clinical trials typically in healthy subjects to test safety. (Phase I trials for inhaled tobramycin and inhaled leuprolide were conducted by us prior to our collaborations with Chiron and Enzon, respectively. Chiron is currently conducting a Phase I trial with inhaled tobramycin, and Enzon may conduct a Phase I trial in the future with inhaled leuprolide).

Selected Partner Development Programs

FDA Approved Products

Neulasta® Program (PEG-G-CSF)

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

PEGASYS® Program (PEG Interferon Alpha)

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

Somavert® Program (PEG-hGHRa)

        We are a party to a license, manufacturing and supply agreement with Sensus Drug Development Corporation originally executed in April 2000, for the PEGylation of Somavert (pegvisomant for injection), a human growth hormone receptor antagonist. This agreement provides us with milestone payments, and manufacturing revenues related to the PEG reagent. In March 2001, Pharmacia Corp. acquired Sensus and in April 2003, Pfizer, Inc., acquired Pharmacia.

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

PEG-INTRON® Program (PEG Interferon Alpha)

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

Non FDA Approved Products

Exubera® Inhaleable Insulin Program

        Insulin is a protein hormone naturally secreted by the pancreas to induce the removal of glucose from the blood into cells. Diabetes, the inability of the body to properly regulate blood glucose levels, is caused by insufficient production of insulin by the pancreas or resistance to the insulin produced. Over time, high blood glucose levels can lead to failure of the microvascular system, which may lead to blindness, loss of circulation, kidney failure, heart disease or stroke. Insulin, in its injectable form, is supplied by various manufacturers, including Eli Lilly and Company, Novo-Nordisk A/S and Aventis.

        According to the CDC, approximately 150 million people worldwide have diabetes, and the number is expected to rise to 300 million people within the next 20 years. All Type 1 diabetics, estimated at between 5% and 15% of all diabetics, require insulin therapy. Type 1 diabetics require both basal insulin in the form of long-acting insulin and multiple treatments of regular, or short acting, insulin throughout the day. Type 2 diabetics, depending on the severity of their disease, may or may not require insulin therapy. Because of the inconvenience and unpleasantness of injections, many Type 2 patients who do not require insulin to survive, despite the fact that they would benefit from it, are reluctant to start insulin treatment.

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

        Per the terms of a collaborative agreement originally entered into in January 1995, we are developing with Pfizer an inhaleable version of regular human insulin (Exubera®) that can be typically administered in one to three blisters per dose using our Pulmonary Technology. We believe that our Pulmonary Technology delivery system could provide increased user convenience and result in greater patient compliance by eliminating some injections for Type 1 and Type 2 patients and all injections for some Type 2 patients. In addition, we believe that because inhaleable insulin has a more rapid onset of action than injectable insulin, it offers simpler pre-meal dosing than the slower acting regular insulin.

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

        In November 1998, Pfizer and Aventis announced that they entered into a worldwide agreement to manufacture insulin and to co-develop and co-promote inhaleable insulin. Under the terms of the agreement, Pfizer and Aventis have constructed a jointly owned insulin manufacturing plant in Frankfurt, Germany. If Exubera® is approved for use, we will continue to have responsibility for manufacturing at least 50% of the inhaleable insulin drug powders, and for supplying inhalers. In addition to receiving revenues for the manufacture and supply of drug powders and inhalers, we will receive a royalty on inhaleable insulin products marketed jointly by Pfizer and Aventis.

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

        In June 2001, Pfizer reported on data released from Phase III studies showing that more Type 2 patients who were treated with inhaleable insulin achieved the recommended blood glucose levels than patients who received only insulin injections. In addition the frequency and nature of adverse events were comparable between groups. Patients who used inhaleable insulin developed increased insulin antibody serum binding, but there did not appear to be any related clinical significance. Additional data released from these Phase III studies suggested that Type 1 patients using inhaleable insulin multiple times a day with one bedtime long acting insulin injection achieved comparable control of blood glucose to that seen in patients receiving multiple daily insulin injections. An additional Phase III study indicated that Type 2 patients who were poorly controlled on a combination of two oral diabetes therapies demonstrated improved glycemic control and greater overall satisfaction and acceptance of therapy when inhaleable insulin was added to their treatment regimen or when it replaced oral therapies.

        In December 2001, Pfizer announced that it had decided to include an increased level of controlled, long-term safety data in its proposed New Drug Application ("NDA") to the FDA with respect to Exubera®. In May and June 2002, Pfizer and Aventis released data from Phase III studies conducted with Exubera®. The data showed that Type 2 patients who had failed to meet recommended blood glucose levels with combination oral therapy, achieved better glycemic control with Exubera® than patients who received oral agents. In addition, the study results showed that Exubera® provides glycemic control equal to insulin injections in Type 1 patients. However, the data also indicated a small relative decrease in one of the pulmonary function tests in the Exubera® treatment group. In October 2002, Pfizer and Aventis announced that they would complete additional long-term studies already underway for Exubera® to determine whether there is clinical significance to the pulmonary function data, and that they were continuing their discussions with regulatory agencies regarding the timing of an NDA submission for the product.

        In June 2003, Pfizer and Aventis released Phase III data suggesting that Exubera® may provide acceptable glycemic control to significantly more subjects than rosiglitazone in Type 2 diabetes patients not optimally controlled on diet and exercise. Rosiglitazone is an oral hypoglycemic agent used to reduce the body's resistance to the action of insulin as a way of lowering blood glucose.

        In March 2004, Pfizer and Aventis announced that the European Medicines Evaluation Agency ("EMEA") has accepted the filing of a marketing authorization application for Exubera®.

        There can be no assurance that the EMEA will approve Exubera® for marketing, or that Pfizer will file for approval to market Exubera® in the U.S. or any other market and, if such filing is made, there can be no assurance that Pfizer will obtain approval to market Exubera® in the U.S. or such other markets. The determination of when, if ever, to file for marketing approval in the U.S. or any other market will be made by Pfizer at its discretion. The failure to file for or obtain regulatory approval of Exubera® in the U.S. or such other markets would significantly harm our business. Any eventual label claims for Exubera® will be subject to regulatory approval of the product and its labeling.

Macugen™ Program

        In February 2002, we announced a long-term commercial supply agreement with Eyetech Pharmaceuticals, Inc. Eyetech is currently conducting a Phase II/III pivotal clinical trial to evaluate the safety and efficacy of Macugen, a PEGylated anti-Vascular Endothelial Growth Factor aptamer, for the treatment of age-related macular degeneration ("AMD"), which is the leading cause of blindness among Americans over the age of 55.

        Macugen is also in Phase II testing for the treatment of diabetic macular edema ("DME"). The FDA has granted Macugen "fast-track" status for the treatment of exudative or "wet" form of AMD as well as for DME because of the product's expected potential to fulfill a significant unmet medical need.

        Under the agreement, we will provide Eyetech with our Advanced PEGylation Technology for use in the development of Macugen and we will receive milestone payments, royalties on sales of commercialized products and revenues from exclusive manufacturing of the PEG derivative. We will share a portion of the profits on this product with Enzon Pharmaceuticals, Inc. when and if the product is commercially launched.

        In November 2003, Eyetech presented data from Phase III trials of Macugen for AMD. As a result of this data, Eyetech stated that it and Pfizer plan to file an NDA in the second half of 2004 for Macugen, a product that has received fast-track status from the FDA due to an unmet medical need.

PEG CDP 870 Program

        We are a party to a license, manufacturing and supply agreement for PEG CDP 870 with Celltech Group plc executed in 2000, which was subsequently assigned to Pharmacia for the rheumatoid arthritis indication. In October 2002, Pharmacia initiated Phase III clinical trials with CDP 870. In April 2003, Pfizer acquired Pharmacia and in December 2003, Pfizer announced that it would reassign rights to CDP870 back to Celltech during early 2004.

        Rheumatoid arthritis affects an estimated 2.1 million Americans. This systemic autoimmune disease is characterized by inflammation of the lining of the joint. Current therapies are directed at treating the symptoms of rheumatoid arthritis or at modifying the disease, or a combination of the two, requiring daily or weekly administration.

        Under the agreement, we receive milestone payments, royalties on product sales and PEG manufacturing revenues if the product is commercialized, which will be partially shared with Enzon Pharmaceuticals, Inc.

        Celltech is also assessing CDP 870 in Phase III studies as a treatment for Crohn's disease, a chronic digestive disorder of the intestines, sometimes referred to as inflammatory bowel disease. In the U.S. approximately 500,000 people have Crohn's disease, and the growth rate is estimated at 3-4% annually.

SprayGel™ Program (PEG-hydrogel)

        We are a party to a license, supply and manufacturing agreement with Confluent Surgical, Inc. originally executed in August 1999, for use of our PEG-hydrogel in Confluent's SprayGel adhesion barrier system. Under the terms of this arrangement, we manufacture and supply PEG components used in the SprayGel system and receive royalty payments on sales of commercialized products, and manufacturing and supply revenues from Confluent. SprayGel was approved for commercial distribution in Europe, receiving product certification by European regulatory authorities in November 2001. In June 2002, Confluent initiated Phase II/III pivotal trials in the U.S. of SprayGel.

        SprayGel is a biodegradable, water-based, coating material designed to prevent postoperative adhesions formation. Adhesions can be responsible for severe pain and discomfort as well as small bowel obstructions and are the leading cause of infertility in women following gynecological surgery. Approximately 500,000 surgical procedures are performed annually to remove adhesions.

CERA (Continuous Erythropoiesis Receptor Activator)

        In February 2004, we announced a collaboration with Roche under which we licensed a proprietary PEG (PEGylation) reagent used in the manufacture of Roche's product CERA (Continuous Erythropoiesis Receptor Activator). Under the terms of the collaboration, we will receive milestone and manufacturing revenues during development and will receive royalty and manufacturing revenues following commercialization of the product.

PEG CDP 860, CDP 791, and CDP 484 Programs

        In October 2002, we announced a licensing, manufacturing and supply agreement for three products with Celltech Group, plc, including CDP 860, a PEGylated antibody fragment drug in Phase II clinical testing for the treatment of cancer tumors. In June 2003, Celltech announced the completion of a small Phase II proof-of-concept study for CDP 860. According to Celltech, the effects observed in this study were consistent with the proposed mechanism of action and confirmed the biological activity of this molecule.

        We are also currently collaborating on PEGylated antibody fragment products CDP 791 and CDP 484 for cancer and rheumatoid arthritis respectively with Celltech. Celltech announced the initiation of a Phase I trial for CDP 791.

        Under the terms of the agreement, we will provide exclusive development and manufacturing for each activated PEG for all three products. In exchange, we will receive milestone payments, manufacturing revenues and royalties on sales of commercialized products. We will share a portion of the profits on this product with Enzon Pharmaceuticals, Inc. when and if the product is commercially launched.

Inhaled Tobramycin Program

        In December 2001, we entered into a collaboration with Chiron Corporation to develop a next-generation inhaleable formulation of tobramycin for the treatment of pseudomonas aeruginosa in cystic fibrosis patients and to explore the development of other inhaled antibiotics using our Advanced Pulmonary Technology. Chiron's existing tobramycin product, TOBI, was introduced in 1998 as the first inhaled antibiotic approved for treating pseudomonas aeruginosa lung infections in cystic fibrosis patients. In July 2003, Chiron initiated a Phase I trial for inhaled tobramycin. Prior to collaborating with Chiron, we had previously conducted a proof-of-concept Phase I trial in healthy subjects of inhaled powder tobramycin.

        Under the terms of the tobramycin collaboration, we will be responsible for the development of the next generation formulation of inhaleable tobramycin as well as clinical and commercial manufacturing of the drug formulation and delivery device. Chiron will be responsible for the clinical development and worldwide commercialization of the drug formulation and delivery device combination. We will receive research and development funding, milestone payments as the program progresses through further clinical testing, and royalty payments and manufacturing revenues once the product is commercialized.

        Cystic fibrosis is a hereditary disease that primarily affects people of Caucasian origin. About 30,000 people in the United States and about 70,000 people worldwide have cystic fibrosis. Patients with cystic fibrosis typically suffer from chronic respiratory infections, digestive disorders, reduced male fertility and other problems.

Inhaled Leuprolide Program

        In January 2002, we announced a strategic alliance with Enzon Pharmaceuticals, Inc. that includes an agreement making us solely responsible for licensing Enzon's PEGylation patents, an option for Enzon to license our PEGylation patents, an agreement to explore the development of non-invasive delivery of single-chain antibody products via the pulmonary route and settlement of a patent infringement litigation originally initiated by Enzon. We will have the option to license Enzon's PEGylation patents for use in our proprietary products. Enzon will receive a royalty or a share of profits on final product sales of any products that use Enzon's patented PEG technology, including branched PEG. As part of this broad alliance, we entered into a collaboration to develop three products using our Pulmonary Technology and/or SCF Technology. The first potential product under this collaboration may be an inhaleable formulation of leuprolide acetate to treat endometriosis. Under the terms of this collaboration, we will be responsible for the development of drug formulations for the agreed upon pharmaceutical agents as well as clinical and commercial manufacturing of the drug formulation and delivery device. Enzon will be responsible for the clinical development and worldwide commercialization of the drug formulation and delivery device combination. We may receive research and development funding and milestone payments as the program progresses through further clinical testing, and will receive royalty payments if the product is commercialized. As part of this alliance, Enzon made a $40.0 million equity investment in our convertible preferred stock.

Marinol® Program

        In February 2002, we entered into a collaboration with Unimed Pharmaceuticals, Inc., a wholly owned subsidiary of Solvay Pharmaceuticals, Inc., to develop an MDI formulation of dronabinol (synthetic delta-9-tetrahydrocannabinol) to be used for multiple indications. Dronabinol is the active ingredient in Unimed's MARINOL capsules. MARINOL capsules are approved in the U.S. for the treatment of anorexia associated with weight loss in patients with AIDS and for the treatment of refractory nausea and vomiting associated with cancer chemotherapy. In the second quarter of 2003, Unimed initiated a Phase I trial.

        Under the terms of the collaboration, we will be responsible for development of the formulation, as well as clinical and commercial manufacturing of the drug formulation delivery and device. Solvay will be responsible for the clinical development and worldwide commercialization of the drug formulation and delivery device combination. We will receive research and development funding, milestone payments as the program progresses through further clinical testing, and royalty payments on product sales and manufacturing revenues if the product is commercialized.

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

Supplemental Agreement with Alliance Pharmaceutical Corp.

        In March 2002, we announced the expansion of our agreement with Alliance Pharmaceutical Corp. ("Alliance") regarding the PulmoSphere® particle and particle processing technology, aspects of which we initially acquired from Alliance in November 1999. The PulmoSphere technology is a particle engineering method designed to enhance the performance of drugs delivered via the lung in propellant-

based metered-dose inhalers and dry powder inhalers. As a result of the supplemental agreement, we paid Alliance $5.25 million in exchange for rights beyond inhaleable applications and other considerations. Under the terms of the supplemental agreement, we have the right to use the PulmoSphere technology for alternative methods of delivery in addition to inhaleable applications. Further, Alliance assigned five new patent applications covering methods of producing microparticles to us. Alliance retains the rights to use the technology on products to be instilled directly into the lung, and obtains the rights to commercialize up to four products administered with inhalers, two of which will be royalty-free. We will pay Alliance future milestones and royalty payments on a reduced number of products developed by us or our licensees utilizing the technology.

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

Collaborations Terminated in 2003

Alpha-1 Proteinase Inhibitor Program

        In January 1997, we entered into a collaborative agreement with Centeon (later, Aventis-Behring) to develop a pulmonary formulation of alpha-1 proteinase inhibitor to treat patients with alpha-1 antitrypsin deficiency, or genetic emphysema. In January 2004, this agreement was terminated. We retained the rights to continue development and intend to seek another partner for further development of inhaleable alpha 1 proteinase inhibitor.

PA 2794 Inhaleable Antibiotic Program

        In July 2002, we announced a collaboration with Chiron Corporation to develop an antibiotic product using our Pulmonary Technology. Based on feasibility work completed by us, the product developed under this collaboration was to be an inhaleable powder version of PA 2794, a proprietary Chiron antibiotic from a class commonly used to treat pulmonary infections. In November 2003, we announced that at the request of Chiron, for strategic marketing reasons, we discontinued development of this product.

Research and Development

        Our research and development activities can be divided into research and preclinical programs, clinical development programs and commercial readiness. Our costs associated with research and preclinical programs, clinical development programs and commercial readiness over the past three years approximate the following (in thousands):

	Years ended December 31,
	2003	2002	2001
Research and preclinical programs	$32,277	$40,042	$35,376
Clinical development programs	75,886	87,889	79,184
Commercial readiness	23,365	29,452	25,091

Total	$131,528	$157,383	$139,651

Manufacturing

        Our goal in manufacturing is to achieve the following:

  •
  Provide economies of scale by utilizing manufacturing capacity for multiple products;

  •
  Improve our ability to retain any manufacturing know-how; and

  •
  Allow our customers to bring products to market faster.

        With respect to products based on our Pulmonary Technology, we generally plan to formulate, manufacture and package the powders for our pulmonary delivery products and to subcontract the manufacture of our proprietary pulmonary delivery devices. Our device for use with Exubera®, the pulmonary inhaler, is still in clinical testing and production scale-up work is ongoing. Further work is underway to enable large-scale commercial manufacturing and additional work may be required to optimize the device for regulatory approval, field reliability or other issues that may be important to its commercial success. Additional design and development work may lead to a delay in regulatory approval. Under our collaborative agreement with Pfizer to develop Exubera®, we will manufacture inhaleable insulin powders and Pfizer will be primarily responsible for filling and packaging blisters. The terms of the supply agreement with Pfizer provide that prior to the commercialization of Exubera®, we must build and have validated a powder processing facility and a device manufacturer or manufacturers. We will be the commercial powder manufacturer at launch, if any. Pfizer has the right to manufacture a portion of the powder requirement post-launch.

        We have built a powder manufacturing and packaging facility in San Carlos, California capable of producing powders in quantities we believe are sufficient for clinical trials of products based on our Pulmonary Technology. This facility has been inspected and licensed by the State of California and is used to manufacture and package powders under current FDA Good Manufacturing Practices. We have completed construction of a commercial facility to meet initial anticipated commercial manufacturing commitments. We believe that scale-up and validation will be completed in time for commercial operations should a product using our Pulmonary Technology be approved for use.

        We are working to scale-up our powder processing to a larger production scale system and to further develop the necessary powder packaging technologies. Fine particle powders and small quantity packaging (such as those to be used in our Pulmonary Technology) require special handling. Current commercial packaging systems are designed for filling larger quantities of larger particle powders and therefore must be modified to dispense finer particles in the small quantities we require for our Pulmonary Technology.

        We have developed a high capacity automated filling unit capable of filling blisters on a production scale for moderate and large volume products using our Pulmonary Technology. The technology has been transferred to Pfizer who will have the responsibility of commercial packaging and filling the bulk drug powders for Exubera®.

        One of our proprietary pulmonary inhaler devices is being developed for commercial use and is being used in the Phase III Exubera® and other trials. In March 2004, Pfizer and Aventis announced that the European Medicines Evaluation Agency (EMEA) has accepted the filing of a marketing authorization application for Exubera®. We have identified and have established formal supply agreements with contract manufacturers that we believe have the technical capabilities and production capacity to manufacture our pulmonary inhaler device. It is believed that these contract manufacturers can successfully receive the device technology and know-how transferred from our device development group, scale up the manufacturing process, and meet the requirements of current FDA Good Manufacturing Practices. The contract manufacturers have completed construction of their facilities. Manufacturing scale-up and qualification efforts are underway. We are examining scale-up and validation plans to support their commercial operations.

        We are also developing a breath actuated compact dry powder inhaler device. It is being developed to be appropriate for the delivery of either large or small molecules for short-term use.

        With respect to products using Nektar Advanced PEGylation Technology, we have one facility in Huntsville, Alabama for the manufacture of PEG-derivatives. We are currently increasing capacity to handle current and future demand based on our current pipeline.

        With respect to products using our Nektar SCF Technology, we currently have one facility in Bradford, England for the production of dry powder material meeting the requirements of current MHRA Good Manufacturing Practices.

        There can be no assurance that we will be able to process successful drug powders, or manufacture products on our autofiller system in a timely manner or at commercially reasonable cost. Any failure or delay in further developing this technology would delay product development or inhibit commercialization of our products and would have a material adverse effect on us. There can be no assurance that we will be able to successfully transfer our filling and packaging technology to Pfizer for the commercial manufacture of the Exubera® product, if approved. Moreover, there can be no assurance that we will be able to scale-up and validate our contract manufacturers successfully, or that we will be able to maintain satisfactory contract manufacturing on commercially acceptable terms. Our dependence upon third parties for the manufacture of our pulmonary inhaler device and its supply chain may adversely affect our cost of goods, our ability to develop and commercialize products on a timely and competitive basis, and the production volume of pulmonary inhaler devices.

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

  •
  Submission of an Investigational New Drug application, or IND;

  •
  Adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for the intended indication; and

  •
  Submission to the FDA for approval of an NDA, for drugs or a Biological License Application, or BLA, for biological products.

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

        Clinical trials involve the administration of the drug to healthy volunteers or patients under the supervision of a qualified, identified medical investigator according to an approved protocol. Drug products to be used in clinical trials must be formulated according to current Good Manufacturing Practices. Clinical trials are conducted in accordance with protocols that detail the objectives of the study, the parameters to be used to monitor participant safety and efficacy or other criteria to be evaluated. Each protocol is submitted to the FDA as part of the original IND. Each clinical study is conducted after written approval is obtained from an independent Institutional Review Board, or IRB. The IRB considers, among other things, ethical factors, the potential risks to subjects participating in the trial and the possible liability to the institution where the trial(s) is/are being conducted. The IRB also approves the consent form signed by the trial participants.

        Clinical trials are typically conducted in three sequential phases. In Phase I, the initial introduction of the drug into healthy human subjects, the product generally is tested for tolerability, pharmacokinetics, absorption, metabolism and excretion. Phase II involves studies in a limited patient population to:

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

        The results of product development, preclinical studies and clinical studies are submitted to the FDA as an NDA/BLA for approval of the marketing and commercial shipment of the drug product. The FDA may deny an NDA/BLA if applicable regulatory criteria are not satisfied or may require additional clinical and/or pharmaceutical testing or requirements. Even if such data are submitted, the FDA may ultimately decide that the NDA/ BLA does not satisfy all of the criteria for approval (e.g. consistency of manufacture of the drug/formulation). Product approvals, once obtained, may be withdrawn if compliance with regulatory standards are not maintained or if safety concerns arise after the product reaches the market. The FDA may require additional post-marketing clinical testing and pharmacovigilance programs to monitor the effect of drug products that have been commercialized and has the power to prevent or limit future marketing of the product based on the results of such programs.

        Each domestic drug product-manufacturing establishment must be registered with, and approved by, the FDA. Establishments handling controlled substances must in addition, be licensed by the United States Drug Enforcement Administration. Domestic manufacturing establishments are subject to biennial inspections by the FDA for compliance with current Good Manufacturing Practices. Facilities and drug products manufactured in the UK are also subject to UK regulatory review. They are also subject to U.S., and U.K. federal, state and local regulations regarding workplace safety, environmental protection and hazardous and controlled substance controls, among others.

        Many of the drugs we are developing are already approved for marketing by the FDA in another form and delivered by another route. We believe that when working with approved drugs, the approval process for products using our alternative drug delivery or formulation technologies may require less time and fewer tests than for new chemical entities. However, we expect that our formulations for use with any of our technologies may use excipients not currently approved for use (e.g., pulmonary delivery). Use of these excipients will require additional toxicological testing that may increase the costs of or length of time to gain regulatory approval. In addition, regulatory procedures as they relate to our products may change as regulators gain experience, and any such changes may delay or increase the cost of regulatory approvals.

        For products currently under development based on our Pulmonary Technology, our pulmonary inhaler devices are considered to be part of a drug/device combination for deep lung delivery of each specific molecule. Prior to submission of an IND, the FDA will make a determination as to the most appropriate Center and Division within the FDA that will assume prime responsibility for the review of the IND and NDA/BLA. In the case of our products, either the Center for Drug Evaluation and Research or the Center for Biologics Evaluation and Research, in consultation with the Center for Devices and Radiological Health, could be involved in the review. The assessment of jurisdiction within the FDA is based upon the primary mode of action of the drug or the location of the specific expertise in one of the Centers as identified in the FDA's inter Center agreement.

        To date, our partners have generally been responsible for clinical and regulatory approval procedures, but we may participate in this process by submitting to the FDA a drug master file developed and maintained by us which contains data concerning the manufacturing processes for the inhaler device or drug product. Through our internal proprietary products development efforts, we have prepared and submitted an IND application and intend to use the IND process to enable us to conduct preliminary clinical studies before licensing certain products to corporate partners. The clinical and manufacturing development and regulatory review and approval process generally takes a number of years and requires the expenditure of substantial resources. Our ability to manufacture and sell products, whether developed initially by us or under collaboration agreements, ultimately depends upon the partners' completion of satisfactory clinical trials and success in obtaining marketing approvals from the FDA and equivalent foreign Health Authorities.

        Sales of our products outside the United States are subject to local regulatory requirements governing clinical trials and marketing approvals for drugs. Such requirements vary widely from country to country.

        In developing the device component for our Pulmonary Technology, we have sought to develop our quality systems and design engineering function in adherence to the principles of design control for medical devices as set forth in the applicable regulatory guidance. Although hybrid drug/device products are typically reviewed as a drug, we have sought to adhere to the design control approach both as a good business practice, and because it appears that the drug and biologic centers of the FDA and other worldwide agencies are adopting this policy. In Europe, this has already taken place and delivery devices are viewed as separate entities subject to review as such under the Medical Device Directive. In the U.S., it is our intention to comply with the FDA regulations for devices.

        There can be no assurance that products that we develop, including devices designed by us and built by our contract manufacturers, will be approved, or will meet approval requirements, on a timely basis, the failure of which would have a materially adverse effect on us.

Patents and Proprietary Rights

        We routinely apply for patents for our innovations and for improvements to our technologies. We also rely on our trade secrets and know-how to protect our technologies and our competitive position. We plan to defend our proprietary technologies aggressively from infringement, misappropriation, duplication and discovery through our issued patents and our proprietary know-how.

        Our patent portfolio contains patents and patent applications that encompass each of our technologies including Nektar Advanced PEGylation, SCF and Pulmonary technologies. Our Advanced PEGylation patents and patent applications cover reactive PEG derivatives, PEG-drug conjugates, PEG-based prodrugs and PEG-drug delivery vehicles. Our SCF patents and patent applications cover compositions and apparatuses for preparing particles using our SCF Technology. Our Pulmonary Technology patents and patent applications cover our integrated systems for pulmonary delivery of both large and small molecule drugs. Although our early Advanced PEGylation Technology patent applications were filed in the United States only, we routinely file patent applications on innovations and improvements in each of these areas on a worldwide basis.

        With regard to our Advanced PEGylation Technology patent portfolio, we have filed patent applications directed to activated PEG reagents having a variety of structures (branched or multi-armed PEGs, forked PEGs, linear PEGs, etc.) and reactive groups, methods of producing highly pure polymer reagents, PEG prodrugs having hydrolysable linkages, PEG-based hydrogels and alternative gel systems and PEG conjugates of certain molecules. Patents or patent applications have issued or have been published in many of these areas.

        SCF Technology involves contacting an active agent solution or suspension with a Supercritical fluid to precipitate active agent particles from the solution or suspension. The patents and patent applications cover both the method of forming the particles and apparatuses for carrying out the method and are not limited to the particular product made.

        Our Pulmonary Technology patent portfolio relates to pharmaceutical compositions and reagents, medical devices and equipment and methods for preparation, packaging and delivery of our pharmaceutical compositions. This portfolio involves spray drying solutions and suspensions to prepare particles of various morphologies. Patents that have issued in these areas cover our pulmonary inhaler devices, formulations for pulmonary delivery and methods for preparing, packaging and using these formulations and particular active agent formulations for delivery via the respiratory tract.

        The patent positions of pharmaceutical, biotechnology and drug delivery companies, including ours, are uncertain and involve complex legal and factual issues. There can be no assurance that patents we apply for will be issued, or that patents that are issued will be valid and enforceable. Even if such patents are enforceable, we anticipate that any attempt to enforce our patents could be time consuming and costly. Additionally, the coverage claimed in a patent application can be significantly reduced before the patent is issued. As a consequence, we do not know whether any of our pending patent applications will be granted with broad coverage or whether the claims that eventually issue or that have issued will be circumvented. Since publication of discoveries in scientific or patent literature often lag behind actual discoveries, we cannot be certain that we were the first inventor of inventions covered by our issued patents or pending patent applications or that we were the first to file patent applications for such inventions. Moreover, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office and/or its equivalent agency abroad to determine priority of invention, which could result in substantial cost to us, even if the eventual outcome is favorable. An adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from or to third parties or require us to cease using the technology in dispute.

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

        Third parties from time to time have asserted or may assert that we are infringing their proprietary rights based upon issued patents, trade secrets or know-how that they believe cover our technology. In addition, future patents may be issued to third parties that our technology may infringe. We could incur substantial costs in defending ourselves and our partners against any such claims. Furthermore, parties making such claims may be able to obtain injunctive or other equitable relief, which could effectively block our ability to develop or commercialize some or all of our products in the United States and abroad, and could result in the award of substantial damages. In the event of a claim of infringement, we and our partners may be required to obtain one or more licenses from third parties. There can be no assurance that our partners and we will be able to obtain such licenses at a reasonable cost, if at all. Defense of any lawsuit or failure to obtain any such required license could have a material adverse effect on us.

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

Competition

        We believe that products developed using our technologies will compete on the basis of one or more of the following parameters: efficacy, safety, reproducibility, patient convenience and cost. There is intense competition in each of our technology platforms including non-invasive delivery of proteins and peptides, less invasive delivery of peptides and proteins and improved formulation and delivery of small molecules by the most common routes of delivery including pulmonary, oral and injectable. In addition, a number of the products being developed using our technologies have direct and indirect competition from other companies including both drug delivery companies and pharmaceutical companies many of which are much larger and have more resources than we do.

        With respect to Nektar Advanced PEGylation Technology, there are a number of companies developing alternative PEGylation technology including PEGShop, Mountain View Pharmaceuticals, Inc., NOF, Valentis and a number of pharmaceutical companies. Indirect competitors to PEGylation for less invasive delivery of peptides and proteins include companies developing technologies for injectable controlled release such as liposomes, microparticles and hydrogels and molecule engineering approaches such as protein engineering, fusion proteins and protein glycosolation.

        With respect to Nektar Pulmonary Technology, there are a number of companies developing dry powder inhalers, metered dose inhalers and liquid inhalers including nebulizers that could compete with us. Companies such as Aradigm, AeroGen, Alkermes, Batelle, 3M, Quadrant, Skyepharma, and Vectura are all developing technologies that could compete with our pulmonary delivery systems.

        With respect to Nektar SCF Technology, there are a number of direct competitors developing competitive technology including Crititech, Lavipharm, Ferro Corp, Ethypharm, Eiffel Technologies, and others. Indirect competition for this technology comes from companies developing other ways of creating particles and improved dosage forms of small molecules for the most common routes of delivery.

        In the non-invasive delivery of insulin, we have direct competition from companies such as Aradigm, Alkermes, Quadrant/Microdose, Aerogen, and MannKind, all of which are working on pulmonary products and most with announced pharmaceutical partners and indirect competition from companies such as Nobex, Emisphere, Coremed and Generex, which are believed to be working on oral or buccal products.

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

Employees and Consultants

        As of December 31, 2003 we had 668 employees, of which 556 employees were engaged in research and development, including manufacturing and quality activities, and 112 employees were engaged in general administration and business development. We have 178 employees who hold advanced degrees, of which 104 are Ph.D.s. None of our employees is covered by a collective bargaining agreement and we have experienced no work stoppages. We believe that we maintain good relations with our employees.

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

        All Nektar brand and product names that we use in connection with our company and our products are trademarks or registered trademarks of Nektar Therapeutics, in the United States and other countries. This Form 10-K contains additional trade names, trademarks and service marks of other companies. We do not intend our use or display of other parties' trade names, or trademarks or service marks to imply a relationship with, or endorsement or sponsorship of, us by these other parties.

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

RISK FACTORS

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

  •
  risks related to the ability of our collaborative partners to pay us; and

  •
  the potential for collaborative partners to terminate their agreements with us unilaterally for any or no reason.

        Given these risks, there is a great deal of uncertainty regarding the success of our current and future collaborative efforts.

        We have entered into collaborations in the past that have been subsequently terminated. If other collaborations are suspended or terminated, our ability to commercialize certain of our other proposed products could also be negatively impacted. If these efforts fail, our product development or commercialization of products could be delayed and our financial position and results of operations would be significantly harmed.

If Pfizer does not file an NDA for approval of Exubera® in the U.S., if the FDA or the EMEA do not timely approve any NDA or equivalent European regulatory submission for Exubera®, or if our collaboration with Pfizer is discontinued prior to the commercial launch of Exubera®, then our financial position and results of operations will be significantly harmed.

        We are developing with Pfizer an inhaleable version of insulin, Exubera®, for the treatment of Type 1 and Type 2 diabetes that will be administered using our Pulmonary Technology. Exubera® is currently in extended Phase III clinical trials. We currently depend on Pfizer as the source of a significant portion of our revenues. For each of the years ended December 31, 2003 and 2002, revenue from Pfizer accounted for 59% of our revenue. In March 2004, Pfizer and Aventis announced that the European Medicines Evaluation Agency (EMEA) has accepted the filing of a marketing authorization application for Exubera®. However, there can be no assurance that Exubera® will be approved for marketing or commercial use in the E.U. Delays in the filing of an Exubera® NDA will result in a delay in marketing approval in the U.S., and there can be no assurance that even if the NDA submission is filed, Exubera® will be approved for marketing and commercial use in the U.S. Among the factors that may delay the filing or approval of the NDA, the approval by the EMEA to market Exubera in the E.U., or the commercial launch of Exubera® in the U.S. or the E.U., or that may impact a decision to proceed at all with respect to any of the foregoing, are the following:

  •
  Pfizer is currently conducting studies to generate controlled long-term safety data with respect to Exubera®, in particular its affect on lung function, and the results of the studies may impact the filing of regulatory submissions or regulatory approvals.

  •
  Pfizer and its partner, Aventis, have been working with the FDA to determine the appropriate timing for submission of the Exubera® NDA in the U.S. The results of any discussions with the FDA with respect to the requirements for and timing of the submission of an NDA may impact the filing or approval of the NDA.

  •
  We may experience difficulties with respect to the processing of the dry powder formulation of inhaleable insulin, and the filling and packaging of the inhaleable insulin powder for Exubera®. We may not be able to transfer the filling and packaging technology to Pfizer for the large scale commercial production of Exubera®.

  •
  We, with our contract manufacturers, may experience difficulties with respect to the production of the pulmonary inhaler device for Exubera®, including the design, scale up and automation of the commercial manufacture of the pulmonary inhaler device for Exubera®, and any such difficulties may delay the filing and approval of the NDA or the approval to market in the E.U. Our contract manufacturers may also experience difficulties with respect to manufacturing the device in high volumes for commercial use.

  •
  Pfizer may elect for marketing or other reasons, to delay or not proceed with the filing of regulatory submissions for Exubera®, or if approved following any such filing, the commercial launch of Exubera®.

        The determination as to whether or when an NDA is filed with respect to Exubera® will be made by Pfizer in its discretion. If the filing or approval of the NDA is substantially delayed beyond the internal estimates we have made for purposes of budgeting and resource allocation, we may not have the financial ability to continue supporting the Exubera® program or be able to meet our contractual obligations relating to the commercial launch of Exubera®. In the event of any such delay, we may also elect to divert resources away from Exubera® related activities or otherwise reduce our activities relating to the Exubera® program. Any material delay in the filing for regulatory approval or material delay in receiving regulatory approval (which in some countries includes pricing approval), or failure to receive regulatory approval for Exubera® at all, would affect our contract research revenue from Pfizer, may result in the payment by us of substantial reimbursements to the contract manufacturers of our proprietary inhaler device with respect to the capital they have deployed in support of such activity, and would significantly harm our financial position and results of operations. Furthermore, should the collaboration with Pfizer be discontinued, our financial position and results of operations may be substantially harmed.

If we fail to establish future successful collaborative relationships, then our financial results may suffer and our product development efforts may be delayed or unsuccessful.

        We intend to seek future collaborative relationships with pharmaceutical and biotechnology partners to fund some of our research and development expenses and to develop and commercialize potential products. Further, we anticipate that the timing of drug development programs under existing collaborative agreements with our partners will continue to affect our revenues from such agreements. We may not be able to negotiate acceptable collaborative arrangements in the future, and any arrangements we do negotiate may not be successful. If we fail to establish additional collaborative relationships, we will be required to undertake research, development, marketing, and manufacturing of our proposed products at our own expense or discontinue or reduce these activities.

If we are unable to establish successful collaborative relationships for our early-stage proprietary product development, then our financial results may suffer and our product development efforts may be delayed or unsuccessful.

        We intend to seek future collaborative relationships with pharmaceutical and biotechnology partners to fund some clinical trials and other development expenses associated with the development and commercialization of products developed through our Proprietary Products Group. We may not be able to negotiate acceptable collaborative arrangements in the future with respect to these products, and any arrangements we do negotiate may not be successful. If we fail to establish these collaborative relationships, we will have expended significant funds of our own in developing these products, and not get a return on our investment. We may then be required to undertake further development, marketing, and manufacturing of these products at our own expense or discontinue or reduce these activities altogether. As a result, failure to establish successful collaborative relationships for these products with pharmaceutical and biotechnology partners will cause our financial results to suffer and delay or terminate the development of such products.

If our drug delivery technologies are not commercially feasible, then our revenues and results of operations will be impacted negatively.

        We are in an early stage of development with respect to many of our products. There is a risk that our technologies will not be commercially feasible. Even if our technologies are commercially feasible, they may not be commercially accepted across a range of large and small molecule drugs. We have tested 13 drug formulations based on our Pulmonary Technology in humans. None of the products using our Pulmonary Technology have been approved for marketing; Exubera is in Phase III and some other products are in Phase I clinical trials. Our Advanced PEGylation Technology has been incorporated in five products that the FDA has approved for marketing and one additional product approved in Europe, and 11 others are in clinical trials. Our Supercritical Fluid Technology is also primarily in an early stage of feasibility. Our potential products require extensive research, development and preclinical and clinical testing. Our potential products also may involve lengthy regulatory reviews and require regulatory approval before they can be sold. We do not know if, and cannot provide assurance that, any of our potential products will prove to be safe and effective, accomplish the objectives that we and our collaborative partners are seeking through the use of our technologies, meet regulatory standards or continue to meet such standards if already approved. There is a risk that we and our collaborative partners may not be able to produce any of our potential products in commercial quantities at acceptable costs, or market them successfully. Failure to achieve commercial feasibility, demonstrate safety, achieve clinical efficacy, obtain regulatory approval or, together with partners, successfully market products will negatively impact our revenues and results of operations.

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

        We may not be able to achieve the total system efficiency for products based on our Pulmonary Technology that is needed to be competitive with alternative routes of delivery or formulation technologies. We determine total system efficiency by the amount of drug loss during manufacture, in the delivery system, and in reaching the ultimate site at which the drug exhibits its activity. We would not consider a drug to be a good candidate for development and commercialization using our Pulmonary Technology if drug loss is excessive at any one stage or cumulatively in the manufacturing and delivery process.

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

        We may not be able to identify and produce powdered or other formulations of drugs that retain the physical and chemical properties needed to work effectively with our inhaler devices for deep lung delivery using our Pulmonary Technology, or through other methods of drug delivery using our Advanced PEGylation or Supercritical Fluid Technology. Formulation stability is the physical and chemical stability of the drug over time and under various storage, shipping and usage conditions. Formulation stability will vary with each drug formulation and the type and amount of ingredients that are used in the formulation. Since our drug formulation technology is new and largely unproven, we do not know if our drug formulations will retain the needed physical and chemical properties and performance of the drugs. Problems with formulated drug powder stability in particular would negatively impact our ability to develop products based on our Pulmonary Technology or Supercritical Fluid Technology, or obtain regulatory approval for or market such products.

If our drug delivery technologies are not safe, then regulatory approval of our products may not be obtained, or our products may not be developed or marketed.

        We or our collaborative partners may not be able to prove that potential products using our drug delivery technologies are safe. Our products require lengthy laboratory, animal and human testing. Many of our products are in preclinical testing or the early stage of human testing. Since many of our products are in an early stage of testing and have not completed clinical trials, we cannot be certain that these products, and our technology that developed these products, are safe or will not produce unacceptable adverse side effects. The safety of our formulations will vary with each drug and the ingredients used in our formulation. If any product is found not to be safe, the product will not be approved for marketing or commercialization.

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

If the products using our Pulmonary Technology do not provide consistent doses of medicine, then we will not be able to develop, and our partners will not be able to obtain regulatory approval for and commercialize products.

        We may not be able to provide reproducible dosing of stable formulations of drug compounds. Reproducible dosing is the ability to deliver a consistent and predictable amount of drug into the bloodstream over time both for a single patient and across patient groups. Reproducible dosing of drugs based on our Pulmonary Technology requires the development of:

  •
  an inhalation or other device that consistently delivers predictable amounts of dry powder to the deep lung;

  •
  accurate unit dose packaging of dry powder; and

  •
  moisture resistant packaging.

        Since our Pulmonary Technology is still in development and is yet to be used in commercialized products, we cannot be certain that we will be able to develop reproducible dosing of any potential product. The failure to do so means that we would not consider such a product as a good candidate for development and commercialization.

If we or our partners do not obtain regulatory approval for our products on a timely basis, then our revenues and results of operations may be affected negatively.

        There is a risk that we or our partners will not obtain regulatory approval (which in some countries includes pricing approval) for our unapproved products on a timely basis, or at all. Our unapproved products must undergo rigorous animal and human testing and an extensive FDA mandated or equivalent foreign authorities' review process. This process generally takes a number of years and requires the expenditure of substantial resources. The time required for completing such testing and obtaining such approvals is uncertain. The FDA and other U.S. and foreign regulatory agencies also have substantial discretion to terminate clinical trials, require additional testing, delay or withhold registration and marketing approval and mandate product withdrawals including recalls. The FDA has approved for marketing five products using our Advanced PEGylation Technology for specific uses in the United States. Further, another product using our Advanced PEGylation Technology has been approved in Europe. Even though our partners have obtained regulatory approval for some of our products, these products and our manufacturing processes are subject to continued review by the FDA and other regulatory authorities. Even if our partners receive regulatory approval of a product, the approval may limit the indicated uses for which our partners may market the product. In addition, our partners' marketed products, our manufacturing facilities and we, as the manufacturer in certain instances, will be subject to continual review and periodic inspections. Later discovery from such review and inspection of previously unknown problems may result in restrictions on our partners' products or on us, including withdrawal of our partners' products from the market. The failure to obtain timely regulatory approval of our partners' products, any product marketing limitations or a product withdrawal would negatively impact our revenues and results of operations.

        In addition, we may encounter delays or rejections based upon changes in FDA regulations or policies, including policies relating to current good manufacturing practice compliance, or "cGMP," during the period of product development. We may encounter similar delays in other countries.

If our technologies cannot be integrated successfully to bring products to market, then our ability to develop, and our partners' ability to obtain approval or market our products, may be delayed or unsuccessful.

        We may not be able to integrate all of the relevant technologies to provide complete drug delivery and formulation systems. In particular, our development of drugs based on our Pulmonary Technology relies upon the following several different but related technologies:

  •
  dry powder formulations;

  •
  dry powder processing technology;

  •
  dry powder packaging technology; and

  •
  deep lung delivery devices.

        Our other technologies may face similar challenges relating to the integration of drug formulation, processing, packaging and delivery device technologies. At the same time we must:

  •
  establish collaborations with partners;

  •
  perform laboratory and pre-clinical testing of potential products; and

  •
  scale-up our manufacturing processes.

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

Nektar Advanced PEGylation Technology and Supercritical Fluid Technology

        Except for the five approved products and the one additional product approved in Europe incorporating our Advanced PEGylation Technology, all of the drug formulations which incorporate our Advanced PEGylation Technology and Supercritical Fluid Technology are in various stages of feasibility testing or human clinical trials. We are currently expanding our Advanced PEGylation Technology manufacturing capacity and anticipate having to add additional Supercritical Fluid Technology manufacturing capacity. If we are not able to scale-up to large clinical trials or commercial manufacturing for products incorporating either of these technologies in a timely manner or at a commercially reasonable cost, we risk not meeting our customers' supply requirements or our contractual obligations. Our failure to solve any of these problems could delay or prevent late stage clinical testing and commercialization of our products and could negatively impact our revenues and results of operations.

Nektar Pulmonary Technology

        Except for the one product incorporating our Pulmonary Technology that has been filed for approval in Europe, all of the drug formulations which incorporate our Pulmonary Technology are in various stages of human clinical trials or feasibility testing

        Powder Processing.    We have no experience manufacturing powder products for commercial purposes. With respect to drugs based on our Pulmonary Technology, we have only performed powder processing on the scale needed for testing formulations, and for early stage and larger clinical trials. We may encounter manufacturing and control problems as we attempt to scale-up powder processing facilities. We may not be able to achieve such scale-up in a timely manner or at a commercially reasonable cost, if at all, and the powder processing system we implement may not be applicable for other drugs. Our failure to solve any of these problems could delay or prevent some late stage clinical testing and commercialization of our products and could negatively impact our revenues and results of operations.

        To date, we rely primarily on two particular methods of powder processing. There is a risk that these technologies will not work with all drugs or that the cost of drug production with this processing will preclude the commercial viability of certain drugs. Additionally, there is a risk that any alternative powder processing methods we may pursue will not be commercially practical for aerosol drugs or that we will not have, or be able to acquire the rights to use, such alternative methods.

        Powder Packaging.    Our fine particle powders and small quantity packaging utilized for drugs based on our Pulmonary Technology require special handling. We have designed and qualified automated filling equipment for small and moderate quantity packaging of fine powders. We face significant technical challenges in scaling-up an automated filling system that can handle the small dose and particle sizes of our powders in commercial quantities. There is a risk that we will not be able to scale-up our automated filling equipment in a timely manner or at commercially reasonable costs. Any failure or delay in such scale-up would delay product development or bar commercialization of products based on our Pulmonary Technology and would negatively impact our revenues and results of operations.

        There can be no assurance we will be able to manufacture products on our autofiller system in a timely manner or at a commercially reasonable cost; any delay or failure in further developing such technology would delay product development or inhibit commercialization of our products and would have a materially adverse effect on us.

        Nektar Pulmonary Inhaler Device.    We face many technical challenges in developing our pulmonary inhaler device to work with a broad range of drugs, to produce such devices in sufficient quantities, and to adapt the devices to different powder formulations. Our pulmonary inhaler device being used with Exubera® is still in clinical testing. Additional design and development work may be required to optimize the device for regulatory approval, field reliability, or other issues that may be important to its commercial success.

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

If Pfizer is not able to fill the bulk drug powders for Exubera® in commercially feasible quantities, then Exubera® will not be successfully commercialized and would negatively impact our revenues and results of operations.

        We have developed a high capacity automated filling unit capable of filling blisters on a production scale for moderate and large volume products using our Pulmonary Technology. The technology for the high capacity automated filling unit has been transferred to Pfizer who will have the responsibility of packaging and filling the bulk drug powders for Exubera®. There are significant technical challenges in scaling-up an automated filling system that can handle the small dose and particle sizes of our powders in commercial quantities. In addition, there is the additional risk that Pfizer has no backup manufacturing facility for this process. Any failure or delay in the manufacturing facility or process would delay product development or bar commercialization of Exubera® and would negatively impact our revenues and results of operations.

If we are not able to manufacture our dry powder inhaler device in commercially feasible quantities or at commercially feasible costs, then our Pulmonary Technology products may not be successfully commercialized.

        In addition to our inhaler device being used with Exubera®, we are developing a breath actuated compact dry powder inhaler device ("DPI"). We are developing the DPI device to be appropriate for the delivery of either large or small molecules for short-term use. We face many unique technical challenges in developing the DPI device to work with a broad range of drugs, producing the DPI device in sufficient quantities and adapting the DPI device to different powder formulations. Our DPI device is still in clinical testing and production scale-up work is ongoing. Further design and development will be required to obtain regulatory approval for the DPI device, enable commercial manufacturing, insure field reliability or manage other issues that may be important to its commercial success. Such additional design and development work may lead to a delay in efforts to seek regulatory approval for any product that incorporates the DPI device, or could delay the timeframe within which the device could be ready for commercial launch. There is a risk that we will not successfully achieve any of these challenges. Our failure to overcome any of these challenges would negatively impact our revenues and results of operations.

We depend on sole or exclusive suppliers for our pulmonary inhaler devices, bulk active pharmaceutical ingredients and PEG polymer chains and if such suppliers fail to supply when required, then our product development efforts may be delayed or unsuccessful.

        We agreed to subcontract the manufacture of our pulmonary inhaler devices used with Exubera® before commercial production. We have identified contract manufacturers that we believe have the technical capabilities and production capacity to manufacture such device and which can meet the requirements of cGMP. We are not certain that we will be able to maintain satisfactory contract manufacturing on commercially acceptable terms, if at all. Our failure to maintain ongoing commercial relationships with our existing contract manufacturers may subject us to significant reimbursement obligations upon termination of such relationships. Our dependence on third parties for the manufacture of our pulmonary inhaler devices may negatively impact our cost of goods and our ability to develop and commercialize products based on our Pulmonary Technology on a timely and competitive basis.

        For the most part, we obtain the bulk active pharmaceutical ingredients we use to manufacture products using our technologies from sole or exclusive sources of supply. For example, with respect to our source of bulk insulin, we have entered into a collaborative agreement with Pfizer that has, in turn, entered into an agreement with Aventis to manufacture regular human insulin. Under the terms of their agreement, Pfizer and Aventis agreed to construct a jointly owned manufacturing plant in Frankfurt, Germany. Until needed, Pfizer will provide us with insulin from Aventis's existing plant. We have also entered into an agreement with one supplier for the supply of PEG polymer chains we use in our products that incorporate our Advanced PEGylation Technology. NOF Corporation is our sole supplier of pharmaceutical grade PEGylation materials pursuant to an agreement.

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
  the ease of product use;

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

        In both domestic and foreign markets, sales of our products under development will depend in part upon the availability of reimbursement from third-party payors, such as government health administration authorities, managed care providers, private health insurers and other organizations. In addition, such third-party payors are increasingly challenging the price and cost effectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved health care products. Legislation and regulations affecting the pricing of pharmaceuticals may change before regulatory agencies approve our proposed products for marketing. Adoption of such legislation and regulations could further limit reimbursement for medical products. A government or third-party payor decision not to provide adequate coverage and reimbursements for our products would limit market acceptance of such products.

If our competitors develop and sell better drug delivery and formulation technologies, then our products or technologies may be uncompetitive or obsolete and our revenues and results of operations will be adversely affected.

        We are aware of other companies engaged in developing and commercializing drug delivery and formulation technologies similar to our technologies. Some of our competitors with regard to our Pulmonary Technology include AeroGen, Inc., Alkermes, Inc., Aradigm Corporation, and MannKind. AeroGen and Aradigm are each developing liquid drug delivery systems, and Alkermes is working on a dry powder delivery system. Our competitors with regard to our Advanced PEGylation Technology include Valentis, Inc., Mountain View Pharmaceuticals, Inc. and SunBio PEG-SHOP, as well as several pharmaceutical and biotechnology companies with in-house PEGylation expertise. Some of our competitors with regard to our Supercritical Fluid Technology include Alkermes, Battelle Memorial Institute, Ethypharm SA, Ferro Corp., Lavipharm SA and RxKinetics. Some of these companies license or provide the technology to other companies, while others are developing the technology for internal use. Many of these companies have greater research and development capabilities, experience, manufacturing, marketing, financial and managerial resources than we do and represent significant competition for us. Acquisitions of or collaborations with competing drug delivery companies by large pharmaceutical or biotechnology companies could enhance our competitors' financial, marketing and other resources. Accordingly, our competitors may succeed in developing competing technologies, obtaining regulatory approval for products or gaining market acceptance before us. Developments by others could make our products or technologies uncompetitive or obsolete. Our competitors may introduce products or processes competitive with or superior to our products or processes.

If any of our patents are invalid or pending patents do not issue or following issuance are deemed not valid, then we may lose key intellectual property right protection. If our products infringe on third-party's rights, then we will suffer adverse effects on our ability to develop and commercialize products as well as our revenues and results of operations.

        We have filed patent applications covering certain aspects of our inhalation devices, powder processing technology, powder formulations and deep lung route of delivery for certain molecules as well as for our Advanced PEGylation and Supercritical Fluid Technology, and we plan to file additional patent applications. As of December 31, 2003, we had 651 issued U.S. and foreign patents that cover certain aspects of our technologies and we have a number of patent applications pending. There is a risk that many of the patents applied for will not issue, or that any patents that issue or have issued will not be held valid and enforceable. Enforcing our patent rights would be time consuming and costly.

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

        From time to time, we are party to various litigation matters, including several which relate to our patent and intellectual property rights. We cannot predict with certainty the eventual outcome of any pending litigation or potential future litigation, and we might have to incur substantial expense in defending these or future lawsuits or indemnifying third parties with respect to the results of such litigation.

If earthquakes, tornadoes, hurricanes and other catastrophic events strike, our business may be negatively affected.

        Our corporate headquarters, including a substantial portion of our research and development operations, are located in the San Francisco Peninsula, a region known for seismic activity. A significant natural disaster such as an earthquake could have a material adverse impact on our business, operating results, and financial condition. There are no backup facilities for some of our manufacturing operations located in the San Francisco Peninsula. Certain of our other facilities, such as our facility in Huntsville, Alabama and certain of our collaborative partners located elsewhere may also be subject to catastrophic events such as hurricanes and tornadoes, any of which could have a material adverse effect on our business, operating results, and financial condition.

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

        As of December 31, 2003, we had approximately $360.0 million in long-term convertible subordinated notes and debentures, $31.7 million in non-current capital lease obligations and $12.0 million in other long-term liabilities. Our substantial long-term indebtedness, which totaled $403.7 million as of December 31, 2003, has and will continue to impact us by:

  •
  making it more difficult to obtain additional financing; and

  •
  constraining our ability to react quickly in an unfavorable economic climate.

        Currently we are not generating positive cash flow. Delay in the approval of Exubera®, or other adverse occurrences related to our product development efforts will adversely impact our ability to meet our obligations to repay the principal amounts on our convertible subordinated notes and debentures when due. In addition, because of a decline in the market price of our common stock, it has become highly unlikely that the holders of a large percentage of our outstanding convertible subordinated notes and debentures will convert such securities to equity in accordance with their existing terms. If we are unable to satisfy our debt service requirements, substantial liquidity problems could result. As of December 31, 2003 we had cash, cash equivalents and short-term investments valued at approximately $286.0 million. We expect to use a substantial portion of these assets to fund our on-going operations over the next few years. As of December 31, 2003, we had approximately $360.0 million outstanding convertible subordinated notes and debentures, of which $7.7 million, $183.0 million and $169.3 million in principal amount will mature in 2006, 2007 and 2010, respectively. We may not generate sufficient cash from operations to repay our convertible subordinated notes and debentures or satisfy any other of these obligations when they become due and may have to raise additional financing from the sale of equity or debt securities or otherwise restructure our obligations in order to do so. There can be no assurance that any such financing or restructuring will be available to us on commercially acceptable terms, if at all.

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

If we acquire additional companies, products or technologies, we may not be able to effectively integrate personnel and operations and such failure may disrupt our business and results of operations.

        We have acquired companies, products and/or technologies in the past, and may continue to acquire or make investments in complementary companies, products or technologies in the future. We may not receive the anticipated benefits of these acquisitions or investments. We may face risks relating to difficult integrations of personnel, technology and operations, uncertainty whether any integration will be successful and whether earnings will be negatively affected, and potential distractions to our management with respect to these acquisitions. In addition, our earnings may suffer because of acquisition-related costs.

We expect to continue to lose money for the next few years and may not reach profitability if our products do not generate sufficient revenue.

        We have never had a profitable year and, through December 31, 2003, we have an accumulated deficit of approximately $596.0 million. We expect to continue to incur substantial and potentially increasing losses over at least the next few years as we expand our research and development efforts, testing activities and manufacturing operations, and as we further expand our late stage clinical and early commercial production facilities. Most of our potential products are in the early stages of development. Except for the approved products incorporating our Advanced PEGylation Technology, we have generated no revenues from product sales. Our revenues to date have consisted primarily of payments under short-term research and feasibility agreements and development contracts.

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

        Further, we have in place a preferred share purchase rights plan, commonly known as a "poison pill." The provisions described above, our "poison pill" and provisions of Delaware law relating to business combinations with interested stockholders may discourage, delay or prevent a third party from acquiring us. These provisions may also discourage, delay or prevent a third party from acquiring a large portion of our securities, or initiating a tender offer or proxy contest, even if our stockholders might receive a premium for their shares in the acquisition over the then current market prices.

We expect our stock price to remain volatile.

        Our stock price is volatile. In the last twelve-month period ending January 31, 2004, based on closing bid prices on The Nasdaq National Market, our stock price ranged from $4.46 to $19.31. We expect our stock price to remain volatile. A variety of factors may have a significant effect on the market price of our common stock, including:

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

  •
  general market conditions.

        Any litigation brought against us as a result of this volatility could result in substantial costs and a diversion of our management's attention and resources, which could negatively impact our financial condition, revenues, results of operations, and the price of our common stock.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth the names, ages and positions of our executive officers as of January 31, 2004:

Name	Age	Position
Robert B. Chess	47	Executive Chairman of the Board
Ajit S. Gill	55	Director, Chief Executive Officer, and President
Ajay Bansal	42	Vice President, Finance and Administration, Chief Financial Officer
John S. Patton, Ph.D.	57	Director, Founder, and Chief Scientific Officer
J. Milton Harris, Ph.D.	63	President of Nektar Therapeutics, AL, Corporation(1)

(1)
On March 4, 2004, J. Milton Harris's title changed to Chief Scientific Officer, Nektar AL, and as of this date, he is no longer a Section 16 officer.

        Robert B. Chess has served as Executive Chairman of our board since April 1999, and as a director since May 1992. Mr. Chess served as Co-Chief Executive Officer from August 1998 to April 2000, as President from December 1991 to August 1998, and as Chief Executive Officer from May 1992 to August 1998. From September 1990 until October 1991, he was an Associate Deputy Director in the White House Office of Policy Development. In March 1987, Mr. Chess co-founded Penederm Incorporated, a topical dermatological drug delivery company, and served as its President until February 1989. Prior to co-founding Penederm, Mr. Chess held management positions at Intel Corp., a semiconductor manufacturer, and Metaphor, a computer software company (acquired by International Business Machines Corp.). Mr. Chess holds a B.S. in Engineering from the California Institute of Technology and an M.B.A. from the Harvard Business School. Mr. Chess is a director of Pharsight Corp., a software company, Biotechnology Industry Organization, a trade organization serving and representing the emerging biotechnology industry and ChemGenex, Inc., a cancer therapeutics company.

        Ajit S. Gill has served as our Chief Executive Officer since April 2000, as President since April 1999, and as a director since April 1998. From August 1998 to April 2000, Mr. Gill served as our Co-Chief Executive Officer. From October 1996 to August 1998, Mr. Gill served as our Chief Operating Officer and directed our Technical Operations organization, including research and development. From January 1993 to October 1996, Mr. Gill served as our Chief Financial Officer. Before joining us, Mr. Gill was Vice President and General Manager of Kodak's Interactive Systems Products Division. Mr. Gill has served as Vice President, Finance and Chief Financial Officer for TRW-Fujitsu and Director of Business Development for VisiCorp, a pioneer in the personal computer software market. He holds a Bachelor of Technology from the Indian Institute of Technology, an M.S. in Electrical Engineering from the University of Nebraska, and an M.B.A. from the University of Western Ontario.

        Ajay Bansal has served as our Vice President of Finance and Administration and Chief Financial Officer since February 2003. From July 2002 until joining Nektar, Mr. Bansal served as Director of Operations Analysis at Capital One Financial. From August 1998 to June 2002, Mr. Bansal was at Mehta Partners LLC, a financial advisory firm and was a Partner there since January 2000. Prior to joining Mehta Partners LLC, Mr. Bansal spent more than 10 years in management roles at Novartis, a major pharmaceutical company, and in consulting at Arthur D. Little, Inc., McKinsey & Company, Inc.

and ZS Associates. Mr. Bansal holds a Bachelor of Technology from the Indian Institute of Technology, an M.S. in Operations Management from Northwestern University and an M.B.A. from Northwestern University.

        John S. Patton, Ph.D., our co-founder, has served as Chief Scientific Officer since November 2001 and as a director since July 1990. Dr. Patton served as Vice President, Research from December 1991 to November 2001. He served as our President from incorporation in July 1990 to December 1991. From 1985 to 1990, Dr. Patton was a Project Team Leader with Genentech, Inc., a biotechnology company, where he headed their non-invasive drug delivery activities. Dr. Patton was on the faculty of the Marine Science and Microbiology Departments at the University of Georgia from 1979 through 1985, where he was granted tenure in 1984. Dr. Patton received a B.S. in Zoology and Biochemistry from Pennsylvania State University, an M.S. from the University of Rhode Island, a Ph.D. in Biology from the University of California, San Diego and received post doctorate fellowships from Harvard Medical School and the University of Lund, Sweden, both in biomedicine. Dr. Patton is also a director of Saegis Pharmaceuticals, Inc., a biopharmaceutical company.

        J. Milton Harris, Ph.D., has served as Chief Scientific Officer of Nektar AL since March 2004. Dr. Harris served as President of Nektar AL since our acquisition of Shearwater in 2001 to March 2004. Dr. Harris founded Shearwater in 1992. Before founding Shearwater, Dr. Harris was the Distinguished Professor of Chemistry and Materials Science at the University of Alabama in Huntsville from 1985 to 1992. Dr. Harris received his B.S. in chemistry from Auburn University and Ph.D. in organic chemistry from the University of Texas in Austin. Dr. Harris is a director of Expression Genetics, Inc., a biotechnology company.

Item 2. Properties

        We currently lease facilities in San Carlos, California, two facilities in Huntsville, Alabama and a complex in Bradford, England.

        We currently occupy a facility in San Carlos that covers approximately 230,000 square feet and is leased pursuant to a 15-year lease agreement expiring in October 2011. This facility serves as our corporate headquarters and is used for research and development, manufacturing and administration. This manufacturing facility operates under FDA current GMP and has been approved and licensed by the State of California to manufacture clinical supplies for use in human clinical trials.

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

        We have two locations in Huntsville, Alabama related to our Advanced PEGylation Technology operations. Our Church Street location is the site for the manufacture of PEG derivatives and is approximately 35,000 square feet with a lease term expiring in June 2009. We are currently in the process of expanding our facility on Church Street by an additional 50,000 square feet. Our Discovery Drive location is approximately 50,000 square feet and is leased by us. This facility houses research and development and administrative offices.

        We currently occupy a complex in Bradford, England that covers approximately 17,500 square feet, consisting of several units with varying lease terms through 2009. This facility is used for research and development, clinical research and administration related to our supercritical fluids technology.

Item 3. Legal Proceedings

        From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with the Statement of Financial Accounting Standards ("SFAS") No. 5, Accounting for Contingencies, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, ruling, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to the legal matters pending against us, as well as adequate provisions for any probable and estimable losses. If any unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations of that period. We believe that, given our current liquidity and cash and investment balances, even if we receive an adverse judgment with respect to litigation to which we are currently a party, such judgment would not have a material impact on cash and investments or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of our security holders in the quarter ended December 31, 2003.

PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

        Our Common Stock trades on the NASDAQ National Market under the symbol NKTR. The table below sets forth the high and low closing sales prices for our Common Stock (as reported on the NASDAQ National Market) during the periods indicated.

	High	Low
Year Ended December 31, 2002:
1st Quarter	$18.22	$9.95
2nd Quarter	10.52	5.86
3rd Quarter	8.39	4.13
4th Quarter	9.13	4.92
Year Ended December 31, 2003:
1st Quarter	$9.21	$4.46
2nd Quarter	13.44	6.35
3rd Quarter	14.06	6.87
4th Quarter	14.94	12.65

        As of January 31, 2004, there were approximately 375 holders of record of our Common Stock. We have not paid any cash dividends since our inception and do not intend to pay any cash dividends in the foreseeable future.

        Information regarding our equity compensation plans as of December 31, 2003 is disclosed in Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters and incorporated by reference from the definitive proxy statement for our 2004 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K under the heading "Equity Compensation Plan Information."

Sales of Unregistered Securities

        In February 2004, the holder of our outstanding Series B Convertible Preferred Stock converted an aggregate 15,953 shares of such stock into an aggregate 700,075 shares of our common stock. The conversion rate was approximately 43.88 common shares for each preferred share, which represents a conversion price of approximately $22.79 per share. We issued the shares of common stock under an exemption from the registration requirement of the 1933 Act provided by Section 3(a)(9) of the 1933 Act.

        In February 2004, in a limited number of privately negotiated transactions, certain holders of our outstanding 3% convertible subordinated notes due June 2010 (issued in October 2003) converted approximately $36.0 million in aggregate principal amount of such notes for shares of our common stock. The conversion price was $11.35 per share, for an aggregate of approximately 3.2 million shares of our common stock. In connection with the conversion, we agreed to pay $85.00 per $1,000 of the notes to be converted, for an aggregate payment of approximately $3.1 million. We recorded an expense of approximately $4.2 million associated with this transaction. We issued the shares of common stock under an exemption from the registration requirement of the 1933 Act provided by Section 3(a)(9) of the 1933 Act.

        In January 2004, in a privately negotiated transaction, certain holders of our outstanding 3.5% Convertible Subordinated Notes due October 2007 completed an exchange and cancellation of $9.0 million in aggregate principal amount of the notes held by such holders, for the issuance of an aggregate of 575,605 shares of our common stock. We recorded an expense of approximately $1.2 million associated with this transaction. We issued the shares of common stock under an exemption from the registration requirements of the 1933 Act provided by Section 3(a)(9) of the 1933 Act.

        In October 2003, in a limited number of privately negotiated transactions, certain holders of our outstanding 3.5% convertible subordinated notes due October 2007 exchanged and cancelled approximately $87.9 million in aggregate principal amount of the 3.5% notes, for the issuance of approximately $59.3 million in aggregate principal amount of newly issued 3% convertible subordinated notes due June 2010, pursuant to an exemption under Rule 506 and Section 3(a)(9) of the 1933 Act. The notes due June 2010 issued in the exchanges bear interest at a rate of 3% per annum and will mature in June 2010. The notes due June 2010 are convertible into shares of our Common Stock at the rate of approximately 88.1057 shares per $1,000 principal amount of notes, which is equivalent to an initial conversion price of $11.35 per share. The notes due June 2010 are redeemable in part or in total at any time before June 30, 2006 at a redemption price of $1,000 per $1,000 principal amount plus a provisional redemption exchange premium, payable in cash or shares of Common Stock, of $90.00 per $1,000 principal amount less the amount of any interest actually paid on such notes prior to the provisional redemption date, if the closing price of our Common Stock has exceeded 150% of the conversion price in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of mailing of the provisional redemption notice. The notes due June 2010 are also redeemable in part or in total at any time after June 30, 2006 by paying certain premiums on the notes based on the date of redemption. Interest on the notes due June 2010 is payable semi-annually on June 30 and December 30. Except pursuant to a limited pledge of collateral equal to the initial six payments of interest on the notes, the notes due June 2010 are subordinated to all of our present and future senior debt. The SEC declared effective a registration statement on Form S-3 (File No. 333-110677) registering the resale of these notes and the shares of common stock issuable upon conversion of the notes.

        In June 2003 and July 2003 we issued $100.0 million and $10.0 million aggregate principal amount of convertible subordinated notes, respectively, which are convertible at the option of the holder, at any time on or prior to maturity, into shares of our Common Stock. The notes were sold only in the United

States to certain qualified institutional buyers under an exemption from registration provided by Rule 144A of the 1933 Act. The notes are convertible at an initial conversion price of $11.35 per share, which is equal to a conversion rate of approximately 88.1057 shares per $1,000 principal amount of notes, subject to adjustment. Interest on the notes will accrue at a rate of 3.0% per year. We will pay interest on the notes on June 30 and December 30 of each year to holders of record at the close of business on the preceding June 15 and December 15, respectively, beginning on December 30, 2003. The notes mature on June 30, 2010. We may redeem some or all of the notes at any time before June 30, 2006, at a redemption price of $1,000 per $1,000 principal amount plus a provisional redemption exchange premium payable in cash or shares of Common Stock, of $90.00 per $1,000 principal amount less the amount of any interest actually paid on such notes prior, to the provisional redemption date, if the closing price of our Common Stock has exceeded 150% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of mailing of the provisional redemption notice. We also may redeem some or all of the notes at any time after June 30, 2006 by paying certain premiums on the notes based on the date of redemption. Other than $9.9 million in aggregate principal amount of U.S. treasury securities pledged for the exclusive benefit of the holders of the notes, the notes are unsecured and subordinated to our existing and future senior indebtedness. Merrill Lynch & Co., Deutsche Bank Securities Inc., Lehman Brothers Inc., Friedman, Billings, Ramsey & Co., Inc., and SG Cowen Securities Corporation served as initial purchasers in the offering and received approximately $3.3 million in discounts and commissions. The SEC declared effective a registration statement on Form S-3, as amended, (File No. 333-108856) registering the resale of these notes and the shares of common stock issuable upon conversion of the notes.

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

	Years Ended December 31,
	2003	2002	2001	2000	1999
Statement of Operations Data:
Revenue:
Contract research revenue	$78,962	$76,380	$68,899	$51,629	$41,358
Product sales	27,295	18,465	8,569	—	—

Total revenue	106,257	94,845	77,468	51,629	41,358
Operating costs and expenses:
Cost of goods sold	14,678	7,020	4,169	—	—
Research and development	131,528	157,383	139,651	100,779	64,035
General and administrative	22,017	26,016	18,861	13,932	7,869
Purchased-in-process research and development	—	—	146,260	2,292	9,890
Amortization of other intangible assets	4,219	4,507	3,012	453	—
Amortization of goodwill(1)	—	—	22,478	312	48

Total operating costs and expenses	172,442	194,926	334,431	117,768	81,842
Loss from operations	(66,185)	(100,081)	(256,963)	(66,139)	(40,484)
Gain on debt extinguishment	31,226	—	—	—	—
Debt conversion premium, net	—	—	—	(40,687)	—
Interest and other income (expense), net	(11,554)	(7,387)	6,955	9,423	2,036
Provision for income taxes	169	—	—	—	—

Net loss applicable to common stockholders	$(46,682)	$(107,468)	$(250,008)	$(97,403)	$(38,448)

Basic and diluted net loss per common stockholders' share	$(0.84)	$(1.94)	$(4.71)	$(2.32)	$(1.13)
Shares used in computation of basic and diluted net loss per common stockholders' share(2)	55,821	55,282	53,136	41,998	34,016
	Years Ended December 31,
	2003	2002	2001	2000	1999
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$285,967	$293,969	$344,356	$484,841	$138,185
Working capital	259,641	247,324	301,642	462,840	122,239
Total assets	616,788	606,638	667,241	629,540	226,806
Long-term debt (excluding current portion)	43,642	35,021	37,130	20,118	4,895
Convertible subordinated notes and debentures	359,988	299,149	299,149	299,149	108,450
Accumulated deficit	(596,027)	(549,345)	(441,877)	(191,869)	(94,466)
Total stockholders' equity	164,191	206,770	270,313	277,833	86,629

(1)
Nektar changed its method of accounting for goodwill and other intangible assets in 2002 in connection with adopting a new accounting standard.

(2)
Basic and diluted net loss per share is based upon the weighted average number of common shares outstanding. The shares shown above retroactively reflect a two-for-one split, effective August 22, 2000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion contains forward-looking statements that involve risks and uncertainties. Such statements are marked with and asterisk (*). Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section as well as in Part I of this report under the heading "Risk Factors."

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

        We are working to become one of the world's leading drug delivery products based companies by providing a portfolio of technologies and expertise that will enable us and our pharmaceutical partners to improve drug performance throughout the drug development process. To date the revenues we have received from the sales of our approved products and in connection with our collaborative arrangements have been insufficient to meet our operating and other expenses and we believe this will continue to be the case for several years. To date, except for sales from six products using Nektar Advanced PEGylation technology, we have not sold any commercial products and do not anticipate receiving significant revenue from product sales or royalties in the near future. The development of a successful product is dependent upon several factors that are outside of our control. These include, among other things, the need to obtain regulatory approval to market these products and our dependence upon our collaborative partners. As a result of these or other risks, potential products for which we have invested substantial amounts in research and development may never produce revenues or income.

        We have generally been compensated for research and development expenses during initial feasibility work performed under collaborative arrangements for all three of our technologies: Nektar Advanced PEGylation Technology, Nektar Pulmonary Technology, and Nektar Supercritical Fluid Technology. In a typical Advanced PEGylation Technology collaboration, we manufacture and supply the PEG reagents and receive manufacturing revenues and possible royalties from sales of the PEGylated commercial product. Prior to commercialization of pulmonary delivery and advanced PEGylation products, we receive revenues from our partners for partial or full funding of research and development activities and progress payments upon achievement of certain developmental milestones. In a typical Pulmonary Technology collaboration, our partner will provide the active pharmaceutical ingredient (the majority of which are already approved by the U.S. Food and Drug Administration ("FDA") in another delivery form), fund clinical and formulation development, obtain regulatory approvals, and market the resulting commercial product. We may manufacture and supply the drug delivery approach or drug formulation, and may receive revenues from drug manufacturing, as well as royalties from sales of most commercial products. In addition, for products using our Pulmonary Technology, we may receive revenues from the supply of our device for the product along with revenues for any applicable drug processing or filling. In addition to our partner-funded programs, we are applying our technologies independently through internal early-stage proprietary product development efforts. To achieve and sustain profitable operations, we, alone or with others, must successfully develop, obtain regulatory approval for, manufacture, introduce, market and sell products using our drug delivery and other drug delivery systems. There can be no assurance that we can generate sufficient product or contract research revenue to become profitable or to sustain profitability.

        To fund the substantial expense related to our research and development activities, we have had to raise significant amounts of capital through the sale of equity and convertible debt. Our ability to meet the repayment obligations of our outstanding convertible debt, which as of December 31, 2003 totaled approximately $360.0 million in outstanding principal, is dependent upon our ability to develop successful products without unexpected significant delay or expense. Even if we are successful in this regard, we may require additional capital to repay the debt obligations.

        Our revenues generated from our collaborative arrangements increased as a result of achieving milestones during the year ended December 31, 2003. Revenues from product sales also increased, both in total amount and as a percentage of our overall revenues. Because of the magnitude of the revenues and resulting gross margins we receive, we do not expect that sales of our currently approved products will be sufficient for us to achieve profitability. Our ability to achieve profitability is dependent on the approval of and successful marketing of products with significant markets, and for which we realize relatively higher royalties.

        To address our ongoing working capital needs, we sold $110.0 million of convertible notes due June 2010 during the year ended December 31, 2003. We also attempted to address the timing of our repayment obligations by entering into privately negotiated transactions to exchange outstanding notes due in 2007 for notes due in 2010. While these transactions resulted in an overall reduction in our outstanding debt and an extension of the maturity of our repayment obligations, they also had a dilutive effect in that the notes issued in these transactions are convertible into approximately 3.5 million more shares of our common stock in the aggregate than the notes which were exchanged. We expect that we may need to raise additional capital in the future to fund our working capital requirements and further secure our ability to repay our outstanding indebtedness.

Recent Developments

        In March 2004, Pfizer and Aventis announced that the European Medicines Evaluation Agency ("EMEA") has accepted the filing of a marketing authorization application for Exubera®.

        In February 2004, the holder of our outstanding Series B Convertible Preferred Stock converted an aggregate 15,953 shares of such stock into an aggregate 700,075 shares of our common stock. The conversion rate was approximately 43.88 common shares for each preferred share which represents a conversion price of approximately $22.79 per share. We issued the shares of common stock under an exemption from the registration requirement of the 1933 Act provided by Section 3(a)(9) of the 1933 Act.

        In February 2004, we announced the existence of a collaboration with Roche under which we have licensed a proprietary PEG (pegylation) reagent used in the manufacture of Roche's product CERA (Continuous Erythropoiesis Receptor Activator). Under the collaboration, we receive milestone and manufacturing revenues during development and will receive royalty and manufacturing revenues upon successful commercialization of the product.

        In February 2004, in a limited number of privately negotiated transactions, certain holders of our outstanding 3% convertible subordinated notes due June 2010 (issued in October 2003) converted approximately $36.0 million in aggregate principal amount of such notes for shares of our common stock. The conversion price was $11.35 per share, for an aggregate of approximately 3.2 million shares of our common stock. In connection with the conversion, we agreed to pay $85.00 per $1,000 of the notes to be converted, for an aggregate payment of approximately $3.1 million. We recorded an expense of approximately $4.2 million associated with this transaction. We issued the shares of common stock under an exemption from the registration requirement of the 1933 Act provided by Section 3(a)(9) of the 1933 Act.

        In January 2004, in a privately negotiated transaction, certain holders of our outstanding 3.5% Convertible Subordinated Notes due October 2007 completed an exchange and cancellation of $9.0 million in aggregate principal amount of the notes held by such holders, for the issuance of an aggregate of 575,605 shares of our common stock. We recorded an expense of approximately $1.2 million associated with this transaction. We issued the shares of common stock under an exemption from the registration requirements of the 1933 Act provided by Section 3(a)(9) of the 1933 Act.

        In January 2004, Celltech announced the initiation of Phase III trials for CDP 870 for Crohn's disease. CDP 870, which used our Advanced PEGylation Technology, is also being tested in Phase III trials for rheumatoid arthritis.

Recent Accounting Pronouncements

        In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities ("VIE"). FIN 46 requires a variable interest entity to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 ("Revised Interpretations") resulting in multiple effective dates based on the nature as well at the creation date of the VIE. Special Purpose Entities ("SPEs") created prior to February 1, 2003 may be accounted for under the original or revised interpretation's provisions no later than December 31, 2003. We have not entered into any arrangements with VIEs created after January 31, 2003. In October 2000, we entered into a financing arrangement with a real estate partnership to complete construction of existing office facilities and provide financing for future capital improvements of up to $51.0 million. As a result of our continuing involvement and significant influence in the real estate partnership, and other provisions in the leasing transactions, the facility costs and capital lease obligations of the real estate partnership are recorded in our consolidated financial statements for all periods presented. We have consolidated the real estate partnership since its inception including property and equipment of $44.8 million and capital lease obligations of $31.2 million as of December 31, 2003. Our maximum exposure to loss with respect to the real estate partnership is equal to the outstanding capital lease obligation at December 31, 2003 of $31.2 million. The facility leased by our Alabama subsidiary is owned by Shearwater Polymers, LLC. This entity is 4% owned by Nektar, AL with the remaining 96% owned by J. Milton Harris who is one of our executive officers. Nektar, AL and Dr. Harris have jointly guaranteed the lease on the Nektar, AL facility. The adoption of FIN 46, as modified resulted in the consolidation of Shearwater Polymers, LLC, including property and equipment of $2.4 million, capital lease obligations of $1.8 million and minority interest (included in other long-term liabilities) of $0.6 million. Our maximum exposure to loss with respect to Shearwater Polymers, LLC, at December 31, 2003 is the outstanding capital lease obligation of $1.8 million.

        In November 2002, the FASB's Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-21, Multiple-Deliverable Revenue Arrangements. EITF 00-21 addresses how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. EITF 00-21 is applicable to agreements entered into after June 15, 2003. Our adoption of EITF 00-21 effective July 1, 2003 did not have a material impact on our financial position or results of operations.

Critical Accounting Estimates

        Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. It requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Senior management has discussed the development, selection, and disclosure of each of the following critical accounting estimates with the audit committee.

Judgments Impacting Fixed Asset Capitalization

        Certain amounts have been expensed for plant design, engineering and validation costs based on our evaluation that it is unclear whether such costs are ultimately recoverable. These assets may become fully recoverable only if and when Exubera® is approved by the appropriate regulatory agencies and commercial production commences. The total amounts expensed amount to $6.6 million, $7.3 million, and $7.6 million for the years ended December 31, 2003, 2002, and 2001, respectively. The total amount capitalized amounted to $1.4 million, $4.6 million, and $4.4 million for the years ended December 31, 2003, 2002, and 2001, respectively. As of December 31, 2003 the capitalized net book value of such assets totals $25.1 million.

Impairment of Goodwill and Other Intangible Assets

        In accordance with SFAS No. 142 Goodwill and Other Intangible Assets, goodwill is subject to an impairment assessment. We have adopted a policy for measuring goodwill on an annual basis. Goodwill is tested for impairment using a two-step approach. The first step is to compare our fair value to our carrying amount, including goodwill. If the fair value is greater than the carrying amount, goodwill is not considered impaired and the second step is not required. If the fair value is less than the carrying amount, the second step of the impairment test measures the amount of the impairment loss, if any. In assessing the recoverability of our goodwill and other intangibles, we make assumptions regarding estimated future cash flows to determine the fair value of the respective assets. These estimates include forecasted revenues, which are difficult to predict. If these estimates change in the future, we may be required to record impairment charges for these assets. The impairment tests for goodwill are performed at the reporting unit level, which we have identified to be our only business segment. In the future, we may determine that impairment tests should be performed at a level below the reporting unit level, depending on whether certain criteria are met.

        In accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, we perform a test for recoverability of our intangible and other long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. An impairment loss would be recognized only if the carrying amount of an individual intangible asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposal of the asset. To date, we have not determined that there has been any such impairment.

Revenue Recognition

        Our research revenue is derived primarily from clients in the pharmaceutical and biotechnology industries and consists of reimbursement of development costs, reimbursement of certain expenses, payment for clinical supplies, and amortization of milestones. Payments received for milestones achieved are deferred and recorded as revenue ratably over the next period of continued development. Management makes its best estimate of the period of time until the next milestone is reached. This estimate affects the recognition of revenue for completion of the previous milestone. The original estimate is evaluated every three months to determine if circumstances have caused the estimate to change and if so, amortization of revenue is adjusted prospectively. An acceptable alternative milestone revenue recognition policy could have been adopted whereby the full milestone fee is recognized upon completion of the milestone. If we had adopted such a policy, our revenues recorded to date would have increased and our deferred revenues would have decreased by an immaterial amount compared to total revenue recognized.

Stock Based Compensation

        We apply the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for our stock option plans. Under this opinion, no stock-based employee compensation expense is charged for options that were granted at an exercise price that was equal to the market value of the underlying common stock on the date of grant. Pro forma information regarding net income and earnings per share is required by SFAS 123, "Accounting for Stock-Based Compensation," as amended by SFAS 148, which also requires that the information be determined as if we had accounted for our employee stock options under the fair value method of that Statement.

        The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	2003	2002	2001
Risk-free interest rate	2.8%	3.8%	4.8%
Dividend yield	0.0%	0.0%	0.0%
Volatility Factor	0.744	0.743	0.725
Weighted average expected life	5 years	5 years	5 years

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

        The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share information):

	Years Ended December 31,
	2003	2002	2001
Net loss, as reported	$(46,682)	$(107,468)	$(250,008)
Add: stock-based employee compensation included in reported net loss	878	644	881
Deduct: total stock-based employee compensation expense determined under fair value methods for all awards	(34,675)	(35,605)	(58,758)

Pro forma net loss	$(80,479)	$(142,429)	$(307,885)

Net loss per share
Basic and diluted, as reported	$(0.84)	$(1.94)	$(4.71)
Basic and diluted, pro forma	$(1.44)	$(2.58)	$(5.79)

Results of Operations

Years Ended December 31, 2003, 2002 and 2001

        The following table summarizes the dollar and percentage changes in the line items on our Statements of Operations for 2003 compared to 2002 and for 2002 compared to 2001 (in thousands, except percentages).

	2003	2002	2001	Increase/ (Decrease) 2003 vs 2002	Increase/ (Decrease) 2002 vs 2001	Percentage Increase/ (Decrease) 2003 vs 2002	Percentage Increase/ (Decrease) 2002 vs 2001
Research revenue	78,962	76,380	68,899	2,582	7,481	3%	11%
Product revenue	27,295	18,465	8,569	8,830	9,896	48%	15%
Total revenue	106,257	94,845	77,468	11,412	17,377	12%	22%
Cost of goods sold	14,678	7,020	4,169	7,658	2,851	109%	68%
Product gross margin	12,617	11,445	4,400	1,172	7,045	10%	160%
Research and development	131,528	157,383	139,651	(25,855)	17,732	(16)%	13%
General and administrative	22,017	26,016	18,861	(3,999)	7,155	(15)%	38%
Purchased in-process R&D	—	—	146,260	—	(146,260)	N/A	N/A
Amortization of intangibles	4,219	4,507	3,012	(288)	1,495	(6)%	50%
Amortization of goodwill	—	—	22,478	—	(22,478)	N/A	N/A
Gain on debt extinguishment	31,226	—	—	32,226	—	N/A	N/A
Other income/(expense)	983	(996)	(4,195)	1,979	3,199	199%	76%
Interest income	5,360	10,222	24,581	(4,862)	(14,359)	(48)%	(58)%
Interest expense	17,897	16,613	13,431	1,284	3,182	8%	24%

Revenue

        Revenue was $106.3 million for the year ended December 31, 2003 compared to $94.8 million and $77.5 million for the years ended December 31, 2002 and 2001, respectively. Revenue increased 12% in 2003 compared to 2002 levels and increased 22% in 2002 compared to 2001 levels. The increase in revenue for the year ended December 31, 2003, as compared to the year ended December 31, 2002 was due primarily to increases in product revenue as well as increased activities under our existing collaboration agreements with Chiron and Solvay. The 22% increase in revenue for the year ended December 31, 2002 as compared to the year ended December 31, 2001, was primarily due to increased activities under our existing collaborative agreement with Pfizer and Chiron and revenues from our acquired subsidiaries in 2001. Pfizer represented 59% of our revenue for the years ended December 31, 2003 and 2002, and 66% for the year ended December 31, 2001. Product sales accounted for 26% of revenues for the year ended December 31, 2003, as compared to 19% of revenues for the year ended December 31, 2002. Contract research revenue for the years ended December 31, 2003, 2002 and 2001 included reimbursed research and development expenses as well as the amortization of deferred up-front signing and progress payments received from our collaborative partners. Contract revenues are expected to fluctuate from year to year, and future contract revenue cannot be predicted accurately. The level of contract revenues depends in part upon future success in obtaining timely completion of feasibility studies, the continuation of existing collaborations, and achievement of milestones under current and future agreements. Product sales are dependent upon regulatory approval of new products for sale and adoption of current products in the market.

Cost of goods sold

        Cost of goods sold for the year ended December 31, 2003 was $14.7 million or 54% of product revenue. Cost of goods sold was $7.0 million for the year ended December 31, 2002 or 38% of product revenue. Cost of goods sold for the year ended December 31, 2001 was $4.2 million or 49% of product revenue. Cost of goods sold is highly influenced by the mix of products sold and their relative stage of commercial readiness.

Research and development

        Research and development expenses were $131.5 million for the year ended December 31, 2003, as compared to $157.4 million and $139.7 million for the years ended December 31, 2002 and 2001, respectively. The 16% decrease for the year ended December 31, 2003 as compared to the year ended December 31, 2002 was primarily attributable to the workforce reduction completed in December 2002. We also have deferred certain research and development expenses to 2004. The 13% increase for the year ended December 31, 2002 as compared to the year ended December 31, 2001 was primarily attributed to the increased spending on partner-funded programs and the operating expenses of our Nektar AL subsidiary. In addition, we made a one-time payment of $5.3 million to Alliance for the rights beyond pulmonary applications for PulmoSphere® technology and other considerations for the year ended December 31, 2002, which was expensed as research and development. We expect research and development spending to increase over the next few years as we continue to expand our development efforts under collaborative agreements using our expanded technology portfolio and to support our commercial manufacturing operations. * We forecast an increase in internally funded research spending in the next few years because we intend to increase the number of products we take through Phase I clinical testing and, in some cases, Phase II, before offering the products to our biopharmaceutical partners for commercialization. * We could have an additional one to two products in clinical trials as part of our proprietary products program by the end of 2004. *

        The following table summarizes our partner development programs for products approved for use or in clinical trials, including the indication for the particular drug or product, its present stage of clinical development or approval in the United States unless otherwise noted, and, with respect to our announced partner development programs, the identity of the corporate partner for such program.

Molecule	Primary Indications	Partner	Status(1)
Neulasta® (PEG-filgrastim)	Neutropenia	Amgen	Approved
PEGASYS® (PEG-a-interferon)	Hepatitis-C	Roche	Approved as monotherapy and combination therapy
Somavert® (PEG-hGHra)	Acromegaly	Pfizer	Approved
PEG-INTRON® (PEG-a-interferon)	Hepatitis-C	Schering-Plough	Approved
Definity® (PEG)	Cardiac imaging	Bristol-Myers Squibb	Approved
Exubera® (inhaled insulin)	Diabetes	Pfizer	Phase III, Filed in Europe
Macugen™ (PEGylated aptamer)	Age-related macular degeneration Diabetic macular edema	Eyetech Eyetech	Phase II/III Phase II
CDP 870 (PEGylated antibody fragment)	Rheumatoid arthritis Crohn's disease	Celltech Celltech	Phase III Phase III
SprayGel™ adhesion barrier system (PEG)	Prevention of post-surgical adhesions	Confluent	Phase II/III, Approved in Europe
CERA (Continuous Erythropoiesis Receptor Activator)	Renal anemia	Roche	Phase II
CDP 860	Cancer tumors	Celltech	Phase II
Undisclosed (PEG)	Undisclosed	Undisclosed	Phase II
Undisclosed (PEG)	Undisclosed	Undisclosed	Phase II
CDP 791	Cancer	Celltech	Phase I
Inhaled tobramycin	Lung infection	Chiron	Phase I
Inhaled leuprolide	Endometriosis	Enzon	Phase I
Marinol® (inhaled dronabinol)	Multiple indications	Solvay	Phase I
PEGylated interferon beta	Undisclosed	Serono	Phase I
PEG-Alfacon (PEGylated interferon alfacon-1)	Hepatitis-C	InterMune	Phase I
PEG-AXOKINE	Obesity	Regeneron	Phase I
Undisclosed (small molecule)	Undisclosed	Not partnered	Phase I

(1)
Status means:

Approved—regulatory approval to market and sell product obtained.

Phase III—large-scale clinical trials conducted to obtain regulatory approval to market and sell a drug; initiated following encouraging Phase II trial results.

Phase II—clinical trials to establish dosing and efficacy in patients.

Phase I—clinical trials typically in healthy subjects to test safety. (Phase I trials for inhaled tobramycin and inhaled leuprolide were conducted by us prior to our collaborations with Chiron and Enzon, respectively. Chiron is currently conducting a Phase I trial with inhaled tobramycin, and Enzon may conduct a Phase I trial in the future with inhaled leuprolide).

        As of December 31, 2003, we currently have collaborations ongoing with more than 25 biotechnology and pharmaceutical companies, of which 21 are announced. Our product pipeline includes 5 products approved in the United States, 1 additional product approved in Europe, 4 products in Phase III trials, 7 products in Phase II trials, and 5 products in Phase I trials. The length of time that a project is in a given phase varies substantially according to factors relating to the trial, such as the type and intended use of the end product, the trial design, the ability to enroll suitable patients. Generally, a project's advancement from one phase to the next is dependent upon factors that are mostly controlled by our partners.

        Our research and development activities can be divided into research and preclinical programs, clinical development programs and commercial readiness. We estimate the costs associated with research and preclinical programs, clinical development programs and commercial readiness over the past three years to be the following (in thousands):

	Years ended December 31,
	2003	2002	2001
Research and preclinical programs	$32,277	$40,042	$35,376
Clinical development programs	75,886	87,889	79,184
Commercial readiness	23,365	29,452	25,091

Total	$131,528	$157,383	$139,651

General and administrative

        General and administrative expenses were $22.0 million for the year ended December 31, 2003 as compared to $26.0 million and $18.9 million for the years ended December 31, 2002 and 2001, respectively. The 15% decrease in general and administrative expenses for the year ended December 31, 2003 as compared to December 31, 2002 was primarily due to the workforce reduction completed in December 2002. The 38% increase in general and administrative expenses for the year ended December 31, 2002 as compared to the year ended December 31, 2001 was primarily due to incremental support associated with our manufacturing and development efforts, including administrative staffing, business development and marketing.

        In December 2002, we recorded a charge of $2.6 million related to a workforce reduction of 73 employees, which represented about 10% of our base employees. The reduction affected all business functions and job classes mainly at our San Carlos facility. The $2.6 million charge included $1.7 million in severance compensation, $0.5 million in health benefits and $0.3 million in out placement services. Approximately $0.1 million was non-cash related to stock compensation. Approximately $2.1 million of this amount is included in research and development costs and $0.5 million is included in general and administrative costs. During December 2002, $0.9 million was paid out associated with severance and other employee benefits. At December 31, 2002, we had a remaining accrual of $1.6 million of which $1.4 million was paid out in the first quarter of 2003. The excess $0.2 million was reversed during the second quarter of 2003.

Purchased in-process research and development

        Purchased in process research and development ("IPR&D") represents the portion of the purchase price of an acquisition related to research and development activities which: (i) have not demonstrated their technological feasibility, and (ii) have no alternative future uses. For the years ended December 31, 2003 and 2002, we did not incur any IPR&D charges. For the year ended December 31, 2001, we incurred charges of $146.3 million related to our acquisitions of Bradford Particle Design and Shearwater Corporation.

        In June 2001, we completed our acquisition of Shearwater in exchange for approximately 4.0 million shares or options to acquire shares of our Common Stock and cash of $72.5 million. Of the total purchase consideration of $192.2 million, $115.2 million was allocated to the assets acquired based on their fair value on the date of acquisition, to IPR&D, and other intangible assets. The residual amount of $77.0 million was allocated to goodwill. Approximately $83.6 million of the purchase price was allocated to IPR&D, which was determined to have no alternative future use and was charged as an expense during the year ended December 31, 2001.

        In January 2001, we acquired all of the outstanding share capital of Bradford Particle Design in exchange for approximately 3.75 million in newly issued shares of our Common Stock and approximately $20.4 million in cash. Of the total purchase consideration of $152.1 million, $78.4 million was allocated to the assets acquired based on their fair value on the date of acquisition, to IPR&D and to other intangible assets. The residual amount of $73.7 million was allocated to goodwill. Approximately $62.7 million of the purchase price was allocated to IPR&D, which was determined to have no alternative future use and was charged as an expense in the year-end ended December 31, 2001.

Amortization of other intangible assets

        Amortization of other intangible assets expenses were $4.5 million ($4.2 million included in operating expense and $0.3 million is included in cost of goods sold) for the year ended December 31, 2003 as compared to $4.5 million and $3.0 million for the years ended December 31, 2002 and 2001. This expense item increased $1.5 million from the year ended December 31, 2001 to December 31, 2002 due to the acquisition activity in 2001.

Amortization of goodwill

        There was no amortization of goodwill expenses for the years ended December 31, 2003 and 2002 as compared to $22.5 million for the year ended December 31, 2001. The decrease between the year ended December 31, 2002 and the year ended December 31, 2001 was associated with the adoption of SFAS 141, Business Combinations, and SFAS 142 Goodwill and Other intangible Assets, accounting standards on January 1, 2002 with respect to business combinations. No impairment charges have been recorded for the years ended December 31, 2003 or 2002. In accordance with SFAS 141 and 142, we discontinued the amortization of goodwill, which resulted in a decrease in reported net loss by approximately $31.6 million in 2002, as compared to the accounting prior to the adoption of SFAS 141 and 142. (See note 5, Goodwill and other Intangible Assets in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K).

Gain on debt extinguishment

        For the year ended December 31, 2003, gain on debt extinguishment totaled $31.2 million. Gain on debt extinguishment included a $4.3 million gain from the repurchase of $20.5 million of 3.5% convertible subordinated notes due October 2007 for $16.2 million during the second quarter of 2003. Gain on debt extinguishment also included a $26.9 million gain from the exchange of $87.9 million of 3.5% convertible subordinated notes due October 2007 for the issuance of $59.3 million of newly issued 3% convertible subordinated notes due June 2010, less $1.7 million of debt origination costs.

Other income/(expense)

        Other income/expense, net, was $1.0 million income for the year ended December 31, 2003, as compared to $1.0 million expense and $4.2 million expense for the years ended December 31, 2002 and 2001, respectively. Our equity investment in Alliance was determined to be fully impaired and a loss of $0.8 million and $3.9 million was recorded in the years ended December 31, 2002 and 2001, respectively.

Interest income

        Interest income was $5.4 million for the year ended December 31, 2003 as compared to $10.2 million and $24.6 million for the years ended December 31, 2002 and 2001. The $4.8 million decrease in interest income for the year ended December 31, 2003 as compared to December 31, 2002 and the $14.4 million decrease in interest income for the year ended December 31, 2002 compared to December 31, 2001 was due to our lower cash and investment balances and lower interest rates.

Interest expense

        Interest expense was $17.9 million for the year ended December 31, 2003 as compared to $16.6 million and $13.4 million for the years ended December 31, 2002 and 2001. The $1.3 million increase in interest expense for the year ended December 31, 2003 as compared to December 31, 2002 primarily relates to the increase in principal amount of outstanding convertible subordinated notes resulting from our issuance in June and July 2003 of $110.0 million due June 2010. This expense was offset by the decrease in the interest payable on notes exchanged in certain privately negotiated transactions, and a reduction in the principal amount of outstanding notes resulting from such exchanges, and the repurchase of outstanding notes. The $3.2 million increase in interest expense for the year ended December 31, 2002 as compared to December 31, 2001 relates to the interest expense on our capital lease obligation associated with our build-to-suit lease for additional space leased at the end of 2001.

Provision for income taxes

        The provision for income taxes was $0.2 million for the year ended December 31, 2003 and nil for the years ended December 31, 2002 and 2001. The provision relates entirely to state taxes on our Alabama subsidiary.

Liquidity and Capital Resources

        We have financed our operations primarily through public and private placements of our debt and equity securities, revenue from development contracts, product sales and short-term research and feasibility agreements, financing of equipment acquisitions and tenant improvements, and interest income earned on our investments of cash. We do not utilize off-balance sheet financing arrangements as a source of liquidity or financing. At December 31, 2003 we had cash, cash equivalents and short-term investments of approximately $286.0 million.

	Year Ended December 31,
	2003	2002	2001
	(in millions, except current ratio)
Cash, cash equivalents and short-term investments	$286.0	$294.0	$344.4
Current ratio	6.5:1	4.9:1	6.1:1
Cash provided by/(used in)
Operating activities	$(76.2)	$(75.0)	$(50.8)
Investing activities	$4.1	$40.3	$(77.0)
Financing activities	$101.3	$38.7	$22.6
Capital expenditures (included in investing activities above)	$(18.7)	$(16.3)	$(34.3)

        Our operations used cash of $76.2 million for the year ended December 31, 2003 as compared to $75.0 million and $50.8 million for the years ended December 31, 2002 and 2001, respectively. For the year ended December 31, 2003, the $76.2 million cash used in operations primarily reflected the net loss of $46.7 million and the non-cash gain on debt extinguishment of $31.2 million. For the year ended December 31, 2002, the $75.0 million of cash used in operations primarily reflects the net loss of $107.5 million, partially offset by depreciation and other changes in our balance sheet. For the year ended December 31, 2001, the $50.8 million of cash used in operations primarily reflects our net loss of $250.0 million, partially offset by $146.3 million of IPR&D associated with our acquisitions, $22.5 million in amortization of goodwill expenses, depreciation and changes in the balance sheet.

        Cash flows provided by investing activities were $4.1 million for the year ended December 31, 2003 as compared to $40.3 million and $77.0 million cash used for the years ended December 31, 2002 and 2001, respectively. Cash flows for the year ended December 31, 2003 and 2002 were generated primarily by the sale and maturity of investment securities. These cash proceeds were either reinvested or used in operations. Cash used for investing activities in 2001 was primarily related to our acquisition activity. In connection with our 2001 acquisition of Bradford, we paid net cash of $14.8 million, which represented cash paid to Bradford's shareholders of $20.4 million, net of Bradford's cash balance of $5.6 million. The remainder of this acquisition was non-cash in nature. In connection with our 2001 acquisition of Shearwater, we paid net cash of $67.2 million, which represents cash paid to Shearwater's shareholders of $72.5 million, net of Shearwater's cash balance of $5.3 million. We purchased property and equipment of approximately $18.7 million, $16.3 million and $34.3 million during the years ended December 31, 2003, 2002 and 2001 respectively. The increase in purchased property and equipment in 2003 as compared to 2002 primarily reflects the cost of improvements made to our Huntsville, Alabama facility. The decrease in purchased property and equipment in 2002 as compared to 2001 primarily reflects the completion of the second phase of construction of a new San Carlos laboratory and office facility offset by continued investment in our commercial manufacturing facilities, including device manufacturing at third party contract manufacturers and expansion of our San Carlos powder processing facility.

        Cash flows provided by financing activities were $101.3 million for the year ended December 31, 2003, compared to $38.7 million and $22.6 million of the years ended December 31, 2002 and 2001, respectively. The increase in cash flow provided by financing activities in the year ended December 31, 2003 as compared to the year ended December 31, 2002 was primarily due to the issuance of $110.0 million of 3% convertible subordinated notes due 2010. The increase in cash flows provided by financing activities in the year ended December 31, 2002 as compared to December 31, 2001 was primarily related to our strategic alliance with Enzon which included a $40.0 million investment in our preferred stock offset by a decrease in capital lease financing related to our San Carlos lab facility that was substantially completed in 2000.

        We may continue to seek additional capital through sales of our debt and/or equity securities and additional financing of equipment acquisitions and tenant improvements.

        In June 2003, we entered into privately negotiated agreements with certain holders of our outstanding 3.5% convertible subordinated notes due in October 2007, for the repurchase of $20.5 million aggregate principal amount of the outstanding notes in exchange for cash payments of approximately $16.2 million. In connection with this repurchase, we recorded a gain of approximately $4.3 million for the early extinguishment of debt.

        In October 2003, in a limited number of privately negotiated transactions, certain holders of our outstanding 3.5% convertible subordinated notes due October 2007 exchanged and cancelled approximately $87.9 million in aggregate principal amount of the 3.5% notes, for the issuance of approximately $59.3 million in aggregate principal amount of newly issued 3% convertible subordinated notes due June 2010. In connection with this exchange, we recorded a gain of approximately $26.9 million for the early extinguishment of debt.

        At December 31, 2003, $121.6 million of 3.5% convertible subordinated notes due October 2007 remained outstanding. At December 31, 2003, $169.3 million of 3% convertible subordinated notes due June 2010 remained outstanding. In addition, as of December 31, 2003, $61.4 million of 5% convertible subordinated notes due February 2007 and $7.7 million of 6.75% convertible subordinated notes due October 2006 remained outstanding.

        The following is a summary of our contractual obligations as of December 31, 2003 (in thousands):

	Payment Due By Period
	Total	Less than 1 year	1-2 years	3-4 years	After 4 years
Build-to-suit lease	$82,428	$5,741	$5,856	$12,065	$58,766
Huntsville, AL tenant improvement loan(1)	$7,511	570	556	1,068	5,317
San Carlos tenant improvement loan	$1,827	121	121	1,585	—
Shearwater Polymers, LLC capital lease	$2,383	235	235	471	1,442
Interest payable	$57,616	12,926	12,926	21,608	10,156
Operating leases	$25,476	3,116	3,037	6,086	13,237
Principal amount of convertible subordinated notes and debentures(2)	$359,988	—	—	190,709	169,279
Purchase obligations(3)	$15,461	15,461	—	—	—
Other obligations(4)	$1,305	407	898	—	—

Total	$553,995	$38,577	$23,629	$233,592	$258,197

(1)
Assumes current rate on Huntsville, AL tenant improvement loan remains at 5.17% over the entire term of the loan.

(2)
As a result of the conversions of debt for equity discussed in "Recent Developments" above, the liability for outstanding convertible notes and debentures as of February 29, 2004 stands at $315.0 million, of which approximately $7.7 million is due in 2006, $174.3 million is due in 2007, and approximately $133.0 million is due in 2010.

(3)
Of this amount $4.2 million relates to amounts committed to our general contractor in relation to the expansion of our facility in Alabama, $1.5 million relates to a contract with a major supplier, and the remaining $9.8 million consists of normal recurring inventory purchases and other purchases of items in the ordinary course of business expected to be paid for during the first quarter of 2004. Substantially all of this remaining $9.8 million had been ordered on definitive purchase orders as of December 31, 2003, but could be canceled by us at any time. If canceled, we could be charged restocking and/or cancellation fees ranging from 5% to 25%.

(4)
Consists of contractual obligations to certain partners. Does not include $4.8 million non-interest bearing loan from Pfizer, which is contingently payable upon commercial launch of Exubera®.

        In August 2000, we entered into a supply agreement with two contract manufacturers to provide for the manufacturing of our pulmonary inhaler device. Under the terms of the agreement, we may be obligated to reimburse both parties for the actual unamortized and unrecovered portion of any equipment procured or facilities established and the interest accrued for their capital overlay in the event that Exubera® does not gain FDA approval to the extent that the contract manufacturers cannot re-deploy the assets. At the present time, it is not possible to estimate the loss that will occur as a result of these obligations should Exubera® not be approved.

        Research and development costs will be dependent upon the number of collaborative agreements we are engaged in, the number of our internally funded projects and the timing of our transition to commercial manufacturing of our San Carlos, Alabama and UK locations. We forecast a increase in internally funded research spending in the next few years because we intend to increase the number of products we take through Phase I clinical testing and, in some cases, Phase II, before offering the products to potential biopharmaceutical partners for commercialization.*

*
This is a forward-looking statement that involves risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section as well as in Part I of this report under the heading "Risk Factors."

        Given our current cash requirements, we forecast that we will have sufficient cash to meet our net operating expense requirements for at least the next two years. We plan to continue to invest in our growth and the need for cash will be dependent upon the timing of these investments. Our capital needs will depend on many factors, including continued scientific progress in our research and development arrangements, progress with preclinical and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs of developing and the rate of scaling up each manufacturing operation of our technologies, the timing and cost of our late stage clinical and early commercial production facility, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, the need to acquire licenses to new technologies and the status of competitive products. Of our outstanding convertible subordinated notes and debentures as of December 31, 2003, $7.7 million, $183.0 million, and $169.3 million will mature in 2006, 2007, and 2010, respectively. We are not able to satisfy all of these obligations through cash flow generated by our operations. To satisfy our long-term needs, we intend to seek additional funding, as necessary, from corporate partners and from the sale of securities. Because we are an early stage biotechnology company, we do not qualify to issue investment grade debt or have access to certain credit facilities. As a result, any financing we undertake will likely involve the issuance of equity, convertible debt instruments or high-yield debt to fund our working capital. To date we have been primarily dependent upon equity and convertible debt financings for capital and have incurred substantial debt as a result of our issuances of subordinated notes and debentures that are convertible into our Common Stock. Our substantial debt, the market price of our securities and the general economic climate, among other factors, could have material consequences for our financial position and could affect our sources of short-term and long-term funding. There can be no assurance that additional funds, if and when required, will be available to us on favorable terms, if at all.

Item 7A. Quantitative and Qualitative Disclosures of Market Risk

        The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in short term securities and maintain an average maturity of one year or less. A hypothetical 50 basis point increase in interest rates would result in an approximate $0.9 million decrease (less than 3%) in the fair value of our available-for-sale securities at December 31, 2003.

        The potential change noted above is based on sensitivity analyses performed on our financial position at December 31, 2003. Actual results may differ materially. The same hypothetical 50 basis point increase in interest rates would have resulted in an approximate $0.7 million decrease (less than 0.255%) in the fair value of our available-for-sale securities at December 31, 2002.

        Increases in the interest rates and fluctuations in our stock price could affect the fair market value of our convertible subordinated notes and debentures, which pay a fixed rate of interest. As of December 31, 2003, we had approximately $360.0 million in outstanding convertible subordinated notes and debentures with a fair value of $406.6 million.

Item 8. Consolidated Financial Statements and Supplementary Data

NEKTAR THERAPEUTICS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders of
Nektar Therapeutics

        We have audited the accompanying consolidated balance sheets of Nektar Therapeutics as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nektar Therapeutics at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

        As discussed in the notes to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets.

        ERNST & YOUNG LLP

Palo Alto, California
February 19, 2004

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share information)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$64,050	$34,879
Short-term investments	221,917	259,090
Accounts receivable	6,153	4,370
Other current assets	14,378	12,650

Total current assets	306,498	310,989
Restricted investments	12,442	—
Property and equipment, net	149,388	143,452
Goodwill	130,120	130,120
Other intangible assets, net	10,963	15,470
Deposits and other assets	7,377	6,607

Total assets	$616,788	$606,638

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,074	$8,655
Accrued research and development	4,012	10,359
Accrued general and administrative	2,282	5,758
Accrued compensation	9,705	11,617
Short-term debt	288	466
Interest payable	2,436	3,762
Capital lease obligations—current	1,341	1,008
Deferred revenue	18,719	22,040

Total current liabilities	46,857	63,665
Convertible subordinated notes and debentures	359,988	299,149
Capital lease obligations—noncurrent	31,686	31,862
Other long-term liabilities	11,956	3,159
Accrued rent	2,110	2,033
Commitments and contingencies	—	—
Stockholders' equity:
Preferred Stock, 10,000 shares authorized
Series A, $0.0001 par value: 3,100 shares designated; no shares issued or outstanding at December 31, 2003 and December 31, 2002.	—	—
Convertible Series B, $0.0001 par value: 40 shares designated; 40 shares issued and outstanding at December 31, 2003 and December 31, 2002, Liquidation preference of $40,000 at December 31, 2003 and December 31, 2002.	—	—
Common stock, $0.0001 par value; 300,000 authorized; 56,197 shares and 55,553 shares issued and outstanding at December 31, 2003 and December 31, 2002, respectively.	6	6
Capital in excess of par value	759,292	754,680
Deferred compensation	(38)	(239)
Accumulated other comprehensive income	958	1,668
Accumulated deficit	(596,027)	(549,345)

Total stockholders' equity	164,191	206,770

Total liabilities and stockholders' equity	$616,788	$606,638

See accompanying notes.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information)

	Years Ended December 31,
	2003	2002	2001
Revenue:
Contract research revenue	$78,962	$76,380	$68,899
Product sales	27,295	18,465	8,569

Total revenue	106,257	94,845	77,468
Operating costs and expenses:
Cost of goods sold	14,678	7,020	4,169
Research and development	131,528	157,383	139,651
General and administrative	22,017	26,016	18,861
Purchased in-process research and development	—	—	146,260
Amortization of other intangible assets	4,219	4,507	3,012
Amortization of goodwill	—	—	22,478

Total operating costs and expenses	172,442	194,926	334,431

Loss from operations	(66,185)	(100,081)	(256,963)
Gain on debt extinguishment	31,226	—	—
Other income/(expense), net	983	(996)	(4,195)
Interest income	5,360	10,222	24,581
Interest expense	(17,897)	(16,613)	(13,431)

Loss before provision for income taxes	(46,513)	(107,468)	(250,008)
Provision for income taxes	169	—	—

Net loss	$(46,682)	$(107,468)	$(250,008)

Basic and diluted net loss per share	$(0.84)	$(1.94)	$(4.71)

Shares used in computing basic and diluted net loss per share	55,821	55,282	53,136

See accompanying notes.

NEKTAR THERAPEUTICS

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(in thousands)

	Preferred Shares
			Common Shares				Accumulated Other Comprehensive Income/(Loss)
		Par Value			Capital In Excess of Par Value	Deferred Compensation		Accumulated Deficit	Total Stockholders' Equity
	Shares		Shares	Par Value
Balance at January 1, 2001	—	—	47,374	$5	$465,593	$(1,827)	$5,981	$(191,869)	$277,883
Common stock issued upon exercise of stock options	—	—	855	—	6,048	—	—	—	6,048
Stock based compensation related to consultants	—	—	—	—	605	—	—	—	605
Shares issued associated with acquisition of Bradford Particle Design, Inc.	—	—	3,752	—	125,576	—	—	—	125,576
Shares issued associated with acquisition of Shearwater Corporation	—	—	3,113	—	114,240	—	—	—	114,240
Reversal of deferred compensation due to terminations	—	—	—	—	(23)	23	—	—	—
Amortization of deferred compensation	—	—	—	—	—	881	—	—	881
Other comprehensive income/(loss)	—	—	—	—	—	—	(4,912)	—	(4,912)
Net loss	—	—	—	—	—	—	—	(250,008)	(250,008)

Comprehensive loss									(254,920)

Balance at December 31, 2001	—	—	55,094	5	712,039	(923)	1,069	(441,877)	270,313
Common stock issued upon exercise of stock options	—	—	197	1	440	—	—	—	441
Preferred stock issued as part of Enzon Settlement	40	—	—	—	40,000	—	—	—	40,000
Stock based compensation related to consultants	—	—	—	—	306	—	—	—	306
Stock based compensation related to employee severance	—	—	—	—	95	—	—	—	95
Shares issued for retirement plans	—	—	121	—	960	—	—	—	960
Shares issued for services rendered	—	—	141	—	975	—	—	—	975
Reversal of deferred compensation due to terminations	—	—	—	—	(135)	135	—	—	—
Amortization of deferred compensation	—	—	—	—	—	549	—	—	549
Other comprehensive income/(loss)	—	—	—	—	—	—	599	—	599
Net loss	—	—	—	—	—	—	—	(107,468)	(107,468)

Comprehensive loss									(106,869)

Balance at December 31, 2002	40	—	55,553	6	754,680	(239)	1,668	(549,345)	206,770
Common stock issued upon exercise of stock options	—	—	362	—	1,959	—	—	—	1,959
Stock based compensation related to consultants	—	—	—	—	178	—	—	—	178
Stock based compensation related to employee severance	—	—	—	—	677	—	—	—	677
Shares issued for employee stock purchase plan	—	—	140	—	595	—	—	—	595
Shares issued for retirement plans	—	—	142	—	1,203	—	—	—	1,203
Shares issued for services rendered	—	—	—	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	201	—	—	201
Other comprehensive income/(loss)	—	—	—	—	—	—	(710)	—	(710)
Net loss	—	—	—	—	—	—	—	(46,682)	(46,682)

Comprehensive loss									(47,392)

Balance at December 31, 2003	40	—	56,197	$6	$759,292	$(38)	$958	$(596,027)	$164,191

See accompanying notes.

NEKTAR THERAPEUTICS

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2003	2002	2001
Cash flows used in operating activities:
Net loss	$(46,682)	$(107,468)	$(250,008)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt extinguishment	(31,226)	—	—
Depreciation	12,279	12,645	12,648
Amortization of other intangible assets	4,507	4,507	3,012
Amortization of goodwill	—	—	22,478
Amortization of debt issuance costs	1,430	1,268	1,366
Amortization of deferred compensation	201	549	881
Issuance of common stock for retirement plans	1,203	960	—
Stock-based compensation for employee severence	677	95	—
Stock-based compensation for services rendered	178	1,281	604
Purchased in-process research and development	—	—	146,260
Gain on sale of assets	(92)	—	—
Loss on impairment of marketable equity securities	—	721	3,948
Changes in assets and liabilities:
(Increase)/decrease in accounts receivable, other current assets, and other assets	(2,325)	1,725	(4,238)
Increase/(decrease) in accounts payable and other accrued liablities	(12,984)	2,768	2,261
Increase/(decrease) in deferred revenue	(3,367)	5,974	10,014

Net cash used in operating activities	(76,201)	(74,975)	(50,774)

Cash flows from investing activities:
Purchases of short-term investments	(228,521)	(280,650)	(491,725)
Sales of short-term investments	56,762	117,804	157,514
Maturities of short-term investments	206,927	216,007	373,546
Purchase of restricted investments	(14,492)	—	—
Maturities of restricted investments	2,050	—	—
Acquisition of Shearwater, net of cash acquired and purchase price adjustments	—	3,443	(67,246)
Acquisition of Bradford, net of cash acquired	—	—	(14,805)
Disposal of property and equipment	92	39	—
Purchases of property and equipment	(18,746)	(16,327)	(34,321)

Net cash provided by/(used in) investing activities	4,072	40,316	(77,037)

Cash flows from financing activities:
Proceeds from loan and capital lease financing	12,363	1,146	17,653
Payments of loan and capital lease obligations	(3,537)	(2,863)	(1,089)
Issuance of convertible subordinated debentures, net of issuance costs	106,100	—	—
Repurchase of convertible subordinated debentures	(16,180)	—	—
Issuance of preferred stock	—	40,000	—
Issuance of common stock, net of issuance costs	2,554	441	6,049

Net cash provided by financing activities	101,300	38,724	22,613

Net increase/(decrease) in cash and cash equivalents	29,171	4,065	(105,198)
Cash and cash equivalents at beginning of period	34,879	30,814	136,012

Cash and cash equivalents at end of period	$64,050	$34,879	$30,814

See accompanying notes

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

Note 1—Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

        Nektar Therapeutics was originally incorporated in California in July 1990 under the name Inhale Therapeutic Systems, Inc. We were reincorporated in Delaware in 1998. On January 15, 2003 we changed our name from Inhale Therapeutic Systems, Inc. to Nektar Therapeutics. We believe our new name better reflects our broadened capabilities and approach to drug delivery. Our new corporate identity represents the integration of our three proprietary technology platforms developed through our internal research and development efforts as well as our acquisitions of Shearwater Corporation (now referred to as Nektar AL) and Bradford Particle Design, Ltd. (now referred to as Nektar UK).

        We are working to become one of the world's leading drug delivery products based companies by providing a portfolio of technologies and expertise that will enable us and our pharmaceutical partners to improve drug performance throughout the drug development process. We are focused on three main technologies: Nektar Advanced PEGylation Technology, Nektar Pulmonary Technology, and Nektar Supercritical Fluids Technology.

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

Principles of Consolidation

        Our consolidated financial statements include the financial statements of our subsidiaries: Nektar Therapeutics AL, Corporation ("Nektar AL"), formerly Shearwater Corporation ("Shearwater"); Nektar Therapeutics UK, Ltd. ("Nektar UK"), formerly Bradford Particle Design Ltd. ("Bradford"); Inhale Therapeutic Systems Deutschland Gmbh ("Inhale Germany"); and Inhale Therapeutic Systems, U.K. Limited ("Inhale UK"), the financial statements of a real estate partnership in San Carlos, and, as at December 31, 2003, Shearwater Polymers, LLC, a real estate partnership in Alabama.

        Our consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary's financial results into U.S. dollars for purposes of reporting our consolidated financial results. The process by which each foreign subsidiary's financial results are translated into U.S. dollars is as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner results in an accumulated other comprehensive gain/loss of the stockholders' equity section. To date such cumulative translation adjustments have not been material to our consolidated financial position.

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

        Our customers are primarily pharmaceutical and biotechnology companies that are typically located in the U.S. and Europe. Our account receivable balance contains trade receivables from product sales and collaborative research agreements. At December 31, 2003, one partner represented 63% of our accounts receivable and at December 31, 2002 two different partners represented 44% and 21% of our accounts receivable. We have not experienced significant credit losses from our accounts receivable or collaborative research agreements, and none are currently expected. We perform a regular review of our customer's payment history and associate credit risks and do not require collateral from our customers.

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

        We are dependent on Pfizer as the source of a significant proportion of our revenue. Contract research revenue from Pfizer represented 59%, 59% and 66% of our revenue for the years ended December 31, 2003, 2002 and 2001. Since Pfizer advances the costs of research at the beginning of each quarter, they are not a component of our accounts receivable at December 31, 2003. The termination of this collaboration could have a material adverse effect on our financial position and results of operations.

        Should the Pfizer collaboration be discontinued prior to the launch of Exubera®, we will need to find alternative funding sources to replace the collaboration revenue and will need to reassess the realizability of assets capitalized. Additionally, we may have contingent payments to our contract manufacturers to reimburse them for their capital outlay to the extent that they cannot re-deploy their assets and may incur additional liabilities. At the present time, it is not possible to estimate the loss that will occur as a result of these obligations should Exubera® not be approved.

Recent Accounting Pronouncements

        In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities ("VIE"). FIN 46 requires a variable interest entity to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 ("Revised Interpretations") resulting in multiple effective dates based on the nature as well at the creation date of the VIE. Special Purpose Entities ("SPEs") created prior to February 1, 2003 may be accounted for under the original or revised interpretation's provisions no later than December 31, 2003. We have not entered into any arrangements with VIEs created after January 31, 2003. In October 2000, we entered into a financing arrangement with a real estate partnership to complete construction of existing office facilities and provide financing for future capital improvements of up to $51.0 million. As a result of our continuing involvement and significant influence in the real estate partnership, and other provisions in the leasing transactions, the facility costs and capital lease obligations of the real estate partnership are recorded in our consolidated financial statements for all periods presented. We have consolidated the real estate partnership since its inception including property and equipment of $44.8 million and capital lease obligations of $31.2 million as of December 31, 2003. Our maximum exposure to loss with respect to the real estate partnership is equal to the outstanding capital lease obligation at December 31, 2003 of $31.2 million. The facility leased by our Alabama subsidiary is owned by Shearwater Polymers, LLC. This entity is 4%

owned by Nektar, AL with the remaining 96% owned by J. Milton Harris, one of our executive officers. Both Nektar AL and Dr. Harris have jointly guaranteed the lease on the Nektar, AL facility. The adoption of FIN 46 at December 31, 2003 resulted in the consolidation of Shearwater Polymers, LLC, including property and equipment of $2.4 million, capital lease obligations of $1.8 million and minority interest (included in other long-term liabilities) of $0.6 million. Our maximum exposure to loss with respect to Shearwater Polymers, LLC, at December 31, 2003 is the outstanding capital lease obligation of $1.8 million.

        In November 2002, the FASB's Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-21, Multiple-Deliverable Revenue Arrangements. EITF 00-21 addresses how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. EITF 00-21 will be applicable to agreements entered into after June 15, 2003. Our adoption of EITF 00-21 effective July 1, 2003 did not have a material impact on our financial position or results of operations.

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

        At December 31, 2003, all investments are designated as available-for-sale or held-to-maturity and are carried at fair value, with unrealized gains and losses reported in stockholders' equity as accumulated other comprehensive income/(loss). The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities, if any, are included in other income/(expense). The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

Inventories

        Inventories are included in other current assets on the balance sheet and consist primarily of raw materials, work-in-process and finished goods of our Nektar AL location. Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost is computed on a currently adjusted standard basis which approximates actual costs on a first-in, first-out basis. Inventory consists of the following (in thousands):

	December 31,
	2003	2002
Raw material	$4,552	$2,825
Work-in-process	433	228
Finished goods	3,574	3,256

Total	$8,559	$6,309

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

        In conjunction with the implementation of SFAS 142 we performed an impairment test of goodwill as of January 1, 2002, which did not result in an impairment charge upon adoption. We performed our annual test as of October 1st of each year, which, to date, has not resulted in an impairment charge. We will perform this test annually or more frequently if indicators of potential impairment exist.

        Effective January 1, 2002, consistent with the new business combination accounting rules, assembled workforce was reclassified to goodwill and is subject to the annual goodwill impairment assessment.

        A reconciliation of previously reported net loss and net loss per share to the amounts adjusted for the exclusion of goodwill amortization as if we had adopted SFAS 142 on January 1, 2000, is as follows (in thousands, except per share information):

	For the Years Ended December 31,
	2003	2002	2001
Reported net loss	$(46,682)	$(107,468)	$(250,008)
Add back: goodwill amortization	—	—	21,886
Add back: assembled workforce amortization	—	—	592

Adjusted net loss	$(46,682)	$(107,468)	$(227,530)

Basic and diluted net loss per share
Reported net loss	$(0.84)	$(1.94)	$(4.71)
Add back: goodwill amortization	—	—	0.41
Add back: assembled workforce amortization	—	—	0.01

Adjusted net loss	$(0.84)	$(1.94)	$(4.29)

Other Intangible Assets

        Acquired technology and other intangible assets with definite useful lives are amortized on a straight-line basis over a period of five to seven years. Intangible assets are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. If impaired, asset values are adjusted to fair value. Other intangible assets include proprietary technology, intellectual property, and supplier and customer relationships acquired from third parties or in business combinations. The following intangible assets were acquired in connection with our acquisitions: core technology, developed product technology, intellectual property, and supplier and customer relations.

        Core technology is based on developed technology or components of developed technologies that have a value as a basis of the platform upon which future development can be profitably exploited. We are amortizing the value assigned to core technology on a straight-line basis over an average estimated life of five to seven years.

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

        Supplier and customer relations are based on historical costs incurred and are comprised of management's estimation of resources that have been devoted to the development of relationships with key customers. We are amortizing the value assigned to customer relationships on a straight-line basis over an average estimated life of five years.

        We periodically evaluate whether changes have occurred that would require revision of the remaining estimated useful lives of these assets or otherwise render the assets unrecoverable. If such an event occurred, we would determine whether the other intangibles are impaired. To date, no such impairment losses have been recorded.

Comprehensive Gain/Loss

        Comprehensive loss is comprised of net loss and other comprehensive gain/loss. Other comprehensive gain included unrealized gains/losses on available-for-sale securities, translation adjustments, unrealized losses related to our investment in Alliance and unrealized gains/losses on available-for-sale securities using the specific identification method. The comprehensive loss consists of the following components (in thousands):

	For the Years Ended December 31,
	2003	2002	2001
Net loss	$(46,682)	$(107,468)	$(250,008)
Changes in net unrealized gains/(losses) on available for sale securities	(975)	(195)	(8,702)
Net unrealized losses/(gains) reclassified into earnings	(48)	241	3,948
Translation adjustment	313	553	(158)

Comprehensive loss	$(47,392)	$(106,869)	$(254,920)

        The components of accumulated other comprehensive income are as follows (in thousands):

	December 31,
	2003	2002
Unrealized gains on available-for-sale securities	$250	$1,273
Translation adjustment	708	395

Total accumulated other comprehensive income	$958	$1,668

Stock-Based Compensation

        We apply the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for those plans. Under this opinion, no stock-based employee compensation expense is charged for options that were granted at an exercise price that was equal to the market value of the underlying common stock on the date of grant. Pro forma information regarding net income and earnings per share is required by SFAS 123, as amended by SFAS 148, which also requires that the information be determined as if we had accounted for our employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	December 31,
	2003	2002	2001
Risk-free interest rate	2.8%	3.8%	4.8%
Dividend yield	0.0%	0.0%	0.0%
Volatility Factor	0.744	0.743	0.725
Weighted average expected life	5 years	5 years	5 years

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

        The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands, except per share information):

	Years Ended December 31,
	2003	2002	2001
Net loss, as reported	$(46,682)	$(107,468)	$(250,008)
Add: stock-based employee compensation included in reported net loss	878	644	881
Deduct: total stock-based employee compensation expense determined under fair value methods for all awards	(34,675)	(35,605)	(58,758)

Pro forma net loss	$(80,479)	$(142,429)	$(307,885)

Net loss per share
Basic and diluted, as reported	$(0.84)	$(1.94)	$(4.71)
Basic and diluted, pro forma	$(1.44)	$(2.58)	$(5.79)

        Stock compensation expense for options granted to non-employees has been determined in accordance with SFAS 123 and EITF No. 96-18 as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The fair value of options granted to non-employees is re-measured as the underlying options vest.

Revenue Recognition

        Our research revenue is derived primarily from clients in the pharmaceutical and biotechnology industries and consists of reimbursement of development costs, reimbursement of certain expenses, payment for clinical supplies, and amortization of milestones. Payments received for milestones achieved are deferred and recorded as revenue ratably over the next period of continued development. Contract revenue from collaborative research agreements is recorded when earned based on the performance requirements of the contract. Advance payments for research and development revenue received in excess of amounts earned are classified as deferred revenue until earned. Revenue from grants and feasibility arrangements are recognized as the related costs are incurred. Costs of contract research revenue approximate such revenue and are included in research and development expenses.

        In accordance with EITF 00-21, which we adopted effective July 1, 2003, consideration received for revenue arrangements with multiple deliverables is allocated among these deliverables based on objective and reliable evidence of each deliverable's fair value using available internal or third party evidence. Revenue from non-refundable upfront license fees and certain guaranteed payments where we have continuing involvement through collaborative development efforts are deferred and recognized as revenue over the period of continuing involvement.

        Revenue from product sales is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable, and collectability is reasonably assured. Allowances, if any, are established for uncollectible amounts, estimated product returns and discounts.

Research and Development

        Research and development costs are expensed as incurred and include salaries, benefits, and other operating costs. We perform research and development for others pursuant to feasibility agreements and development and license agreements. Under these feasibility agreements, we are generally reimbursed for the cost of work performed. Feasibility agreements are designed to evaluate the applicability of our technologies to a particular molecule and therefore are generally completed in less than one year. Under our development and license agreements, products developed using our technologies are commercialized with a collaborative partner. Under these development and license agreements, we may be reimbursed for development costs, may also be entitled to milestone payments when and if certain development and/or regulatory milestones are achieved, and are compensated for the manufacture and supply of clinical and commercial product. We may also receive royalties on sales of commercial product. All of our research and development agreements are generally cancelable by the partner without significant financial penalty.

Segment Reporting

        We report segments in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS 131 requires the use of a management approach in identifying segments of an enterprise. We have multiple technologies, all of which are marketed to a common customer base (pharmaceutical and biotechnology companies which are typically located in the U.S. and Europe), and as such, we are organized and operate as one operating segment.

        Our research revenue is derived primarily from clients in the pharmaceutical and biotechnology industries. Revenue from one partner represented 59%, 59% and 66% of our revenue for the years ended December 31, 2003, 2002 and 2001, respectively. For the year ended December 31, 2003, revenue from one other partner represented 10% of our revenue. Product sales relate to sale of our manufactured Advanced PEGylation Technology products by Nektar AL.

        Our accounts receivable balance contains trade receivables from product sales and collaborative research agreements. At December 31, 2003, one partner represented 63% of our accounts receivable and as of December 31, 2002 two different partners represented 44% and 21% of accounts receivable.

        We primarily receive contract research revenue from, and provide product sales to, customers located within the United States. Revenues are from the following geographic areas (in thousands):

	Years ended December 31,
	2003	2002
Contract research revenue
United States	$77,496	$75,077
United Kingdom	418	878
Other European countries	827	423
All other countries	221	2

Total contract research revenue	$78,962	$76,380

Product sales
United States	$15,837	$12,212
United Kingdom	2,121	1,703
Other European countries	8,139	3,515
All other countries	1,198	1,035

Total product sales	$27,295	$18,465

Net Loss Per Share

        Basic net loss per share is calculated based on the weighted-average number of common shares outstanding during the periods presented, less the weighted-average shares outstanding which are subject to the Company's right of repurchase. Diluted earnings per share would give effect to the dilutive impact of common stock equivalents which consists of convertible preferred stock and convertible subordinated debt (using the as-if converted method), and stock options and warrants (using the treasury stock method). Potentially dilutive securities have been excluded from the diluted earnings per share computations in all years presented as such securities have an anti-dilutive effect on loss per share due to the Company's net loss. Potentially dilutive securities included the following (in thousands):

	Years Ended December 31,
	2003	2002	2001
Warrants	56	56	56
Options	14,953	14,742	14,672
Convertible preferred stock	1,755	1,755	—
Convertible debentures and notes	19,106	6,644	6,644

	35,870	23,197	21,372

Accounting for Income Taxes

        We account for income taxes under SFAS No. 109, Accounting for Income Taxes. Under SFAS 109, the liability method is used in accounting for income taxes.

Note 2—Financial Instruments

        The following is a summary of operating cash, held-to-maturity, and available-for-sale securities as of December 31, 2003 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-Maturity Securities
U.S. treasury securities	$12,442	$—	$—	$12,442
Cash and Available-for-Sale Securities
Obligations of U.S. government agencies	$138,404	$231	(74)	$138,561
U.S. corporate commercial paper	115,010	118	(26)	$115,102
Non U.S. corporate obligations	2,343	1	(1)	2,343
Repurchase agreements, secured by U.S. Government securities	9,083	—	—	9,083
Cash and other debt securities	20,878	—	—	20,878

	$285,718	$350	$(101)	$285,967

Amounts included in cash and cash equivalents	$64,049	$1	$—	$64,050
Amounts included in short-term investments (less than one year to maturity)	205,610	330	(89)	205,851
Amounts included in short-term investments (one to two years to maturity)	16,059	19	(12)	16,066
Amounts included in restricted investments	12,442	—	—	12,442

	$298,160	$350	$(101)	$298,409

        The following is a summary of operating cash and available-for-sale securities as of December 31, 2002 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and Available-for-Sale Securities
Obligations of U.S. government agencies	$110,549	$539	$—	$111,088
U.S. corporate commercial paper	112,657	697	(19)	113,335
Cash and other debt securities	69,490	56	—	69,546

	$292,696	$1,292	$(19)	$293,969

Amounts included in cash and cash equivalents	$34,879	$—	$—	$34,879
Amounts included in short-term investments (less than one year to maturity)	257,817	1,292	(19)	259,090

	$292,696	$1,292	$(19)	$293,969

        We determine the fair value amounts by using available market information. The gross realized losses and gains on the sale of available-for-sale debt securities during the years ended December 31, 2003 and 2002 were not material. At December 31, 2003 and 2002, the average portfolio duration was approximately one year, and the contractual maturity of any single investment did not exceed twenty-four months at December 31, 2003 and 2002. The gross unrealized gains on available for sale securities at December 31, 2003 and 2002 amounted to approximately $0.4 million and $1.3 million, respectively. The gross unrealized losses on available for sale securities at December 31, 2003 and 2002 amounted to approximately $0.1 million and less than $0.1 million, respectively.

        We own common stock of Alliance Pharmaceutical Corp., which we account for as an available-for-sale long-term marketable equity security. There were no restrictions on the sale of our Alliance stock at December 31, 2003 or 2002. In 2001, our equity investment in Alliance was determined to be impaired and a loss on investment of $3.9 million was recorded. In 2002, we determined this equity investment to be other than temporarily impaired and a $0.7 million loss was recorded. At December 31, 2003, the carrying value of this investment was zero.

        In November 2003, we entered into an interest rate swap agreement to limit our exposure to fluctuations in U.S. interest rates. Our interest rate swap agreement effectively converts a portion of our debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. The fair value of our interest rate swap agreement was $(0.2 million) at December 31, 2003 and as such an unrealized loss of $0.2 million was recorded in the statement of operations.

Note 3—Property and Equipment

        Property and equipment consist of the following (in thousands):

	December 31,
	2003	2002
Laboratory and other equipment	$53,061	$57,783
Building and leasehold improvements	82,733	82,189
Land	8,067	7,817
Construction in-progress and other assets not placed in service	64,884	45,992

Property and equipment at cost	208,745	193,781
Less accumulated amortization and depreciation	(59,357)	(50,329)

Property and equipment, net	$149,388	$143,452

        At December 31, 2003 and 2002, building and leasehold improvements included $29.6 million and $29.4 million, respectively, related to a build-to-suit lease with a real estate partnership. Accumulated depreciation of the building under lease was approximately $6.6 million and $4.3 million in the years ended December 31, 2003 and 2002, respectively. In relation to construction in-progress, interest amounting to $1.3 million was capitalized during the year ended December 31, 2001 (nil in the years ended December 31, 2003 and 2002). Construction in-progress includes assets associated with the scale-up of our commercial manufacturing operations. Depreciation expenses for the years ended December 31, 2003, 2002 and 2001 were $12.3 million, $12.6 million and $12.6 million, respectively.

        Certain amounts have been expensed for plant design, engineering and validation costs based on our evaluation that it is unclear whether such costs are ultimately recoverable. These assets may become fully recoverable only if and when Exubera® is approved by the appropriate regulatory agencies and commercial production commences. The total amounts expensed amount to $6.6 million, $7.3 million, and $7.6 million for the years ended December 31, 2003, 2002, and 2001, respectively. The total amount capitalized amounted to $1.4 million, $4.6 million, and $4.4 million for the years ended December 31, 2003, 2002, and 2001, respectively. As of December 31, 2003 the capitalized net book value of such assets totals $25.1 million.

Note 4—Significant Collaborative Research and Development and Product Agreements

        We perform research and development for others pursuant to feasibility agreements and collaborative development and license agreements. Under the feasibility agreements, we are generally reimbursed for the cost of work performed. Under our development and license agreements, we may be reimbursed for development costs and may also be entitled to milestone payments when and if certain development and/or regulatory milestones are achieved. We may also receive royalties on sales of commercial product. All of our research and development agreements are generally cancelable by our partners without significant financial penalty to the partner.

        In July 2002, we announced a collaboration with Chiron Corporation for development of an inhaleable powdered version of PA2794, a proprietary Chiron antibiotic from a class commonly used to treat pulmonary infections. In October 2003, we announced that, at the request of Chiron, for strategic marketing reasons, we discontinued development of this product. We recognized $3.6 million and $1.6 million in revenues for the years ended December 31, 2003 and 2002, respectively, related to this collaboration.

        In November 2001, we entered into a collaboration with Chiron to develop a next-generation inhaleable formulation of tobramycin for the treatment of Pseudomonas aeruginosa in cystic fibrosis patients and to explore the development of other inhaled antibiotics using our Pulmonary Technology. We recognized $5.8 million and $5.9 million in revenue for the years ended December 31, 2003 and 2002, respectively, related to this collaboration.

        We are party to a license, manufacturing and supply agreement with Sensus Drug Development Corporation (now part of Pfizer) for the PEGylation of Somavert® (pegvisomant for injection), a human growth hormone receptor antagonist. The agreement, originally executed in April 2000, provides us with milestone payments, rights to manufacture the PEG reagent and a share of revenues. Somavert® has been approved for marketing in the U.S. and Europe for the treatment of certain patients with acromegaly. In 2003, 2002 and 2001, Somavert® accounted for approximately $4.8 million, $3.3 million, and $1.3 million, respectively, of our product sales.

        We are party to a license, manufacturing and supply agreement originally executed in November 1998 with F. Hoffmann-La Roche Ltd. whereby we license to Roche the PEG reagent used in Roche's PEGASYS® product for the treatment of chronic hepatitis C. This agreement provides us with milestone payments, rights to manufacture the PEG reagent and a share of revenues related to the PEGASYS product. A subsequent agreement with Roche related to further collaborative work on PEGASYS was entered into in April 1999 to develop a PEGylated interferon alpha-2a product.

PEGASYS was filed for approval with the FDA for a hepatitis C indication on May 22, 2000. In December 2002, the FDA approved the combination therapy with Pegasys and Copegus™ for the treatment of adults with chronic hepatitis C who have compensated liver disease and have not previously been treated with interferon alpha. In 2003, 2002 and 2001, Roche accounted for approximately $4.7 million, $3.4 million, and $1.2 million, respectively, of our product sales.

        In January 1997, we entered into a collaborative agreement Centeon (later Aventis-Behring) to develop a pulmonary formulation of alpha-1 proteinase inhibitor to treat patients with alpha-1 antitrypsin deficiency, or genetic emphysema. Under the terms of the collaboration, Aventis-Behring was to receive commercialization rights worldwide excluding Japan and we received an up-front signing fee, research and development funding and milestone payments. In January 2004, the agreement was terminated. Under this agreement, we recognized revenue of approximately $0.9 million, $3.5 million, and $7.8 million in 2003, 2002, and 2001, respectively.

        We are party to a license, manufacturing and supply agreement with Amgen Inc., originally executed in July 1995, to supply a 20kDa PEG derivative, which is utilized in the manufacture of pegfilgrastim for Amgen's Neulasta® This product is indicated for decreasing the incidence of infection, as manifest by febrile neutropenia in patients with non-myeloid malignancies receiving myelosuppresive anti-cancer drugs. The FDA approved Neulasta® for marketing in the United States in late January 2002. Under this agreement, we recognized product sales revenue of approximately $6.2 million, $2.9 million, and $0.5 million in 2003, 2002 and 2001, respectively.

        We are a party to a license, manufacturing and supply agreement for PEG CDP 870 with Celltech Group plc executed in 2000, which was subsequently assigned to Pharmacia for the rheumatoid arthritis indication. In October 2002, Pharmacia initiated Phase III clinical trials with CDP 870. In April 2003, Pfizer acquired Pharmacia and in December 2003, Pfizer announced that it will reassign rights to CDP870 back to Celltech in early 2004. Under the agreement, we receive milestone payments, royalties on product sales and PEG manufacturing revenues if the product is commercialized, which are partially shared with Enzon. Celltech is also assessing CDP 870 in Phase III studies as a treatment for Crohn's disease. Under this agreement, we recognized product revenue of approximately $5.0 million for the year ended December 31, 2003.

        We are a party to a manufacturing agreement with Schering-Plough Corporation originally executed in February 2000 in connection with the PEG reagent used in PEG-INTRON (PEG-interferon alpha) for use in the treatment of the hepatitis C virus. Under the terms of this agreement, we manufacture the PEG reagent and Schering-Plough holds an exclusive worldwide license to PEG-INTRON, the first PEGylated interferon product approved for marketing in the United States and worldwide. Under this agreement, we recognized product revenue of approximately $1.1 million for the year ended December 31, 2003.

        In January 1995, we entered into a collaborative development and license agreement with Pfizer Inc. to develop inhaleable insulin (the Exubera® product) based on our Pulmonary Technology. Under the terms of the agreement, we receive funding consisting of initial fees, contract research and development funding and progress payments. Upon execution of the agreement Pfizer purchased $5.0 million of our Common Stock. In addition, in October 1996, Pfizer purchased an additional $5.0 million of our Common Stock. Pfizer has global commercialization rights for the Exubera® product while we receive royalties on sales of commercialized products. We will manufacture inhaleable insulin for, and supply pulmonary inhaler devices to Pfizer. Under this agreement we recognized revenue of approximately $55.4 million, $56.1 million, and $51.0 million in 2003, 2002 and 2001, respectively. Advanced-stage clinical studies are continuing for Exubera® for the treatment of diabetes. The determination as to when, if ever, to file an NDA with respect to Exubera® will be made by Pfizer and their partner Aventis at their discretion. In March 2004, Pfizer and Aventis announced that the European Medicines Evaluation Agency (EMEA) has accepted the filing of a marketing authorization application for Exubera®.

        Costs associated with research and development activities attributable to these agreements have approximated the revenues recognized. Cost associated with product agreements are recorded as costs of goods sold.

Note 5—Goodwill and Other Intangible Assets

        Changes in the carrying amount of goodwill is as follows (in thousands):

	December 31,
	2003	2002
Beginning balance	$130,120	$133,856
Other purchase price adjustment	—	(293)
Income tax refunds related to our acquisition of Nektar AL	—	(3,443)

Ending balance	$130,120	$130,120

        Effective January 1, 2002, consistent with the new business combination accounting rules, assembled workforce of $2.3 million was reclassified to goodwill and is subject to the same annual impairment assessment.

        The components of our other intangible assets as December 31, 2003, are as follows (in thousands, except for years):

	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Core technology	5	$8,100	$4,050	$4,050
Developed product technology	5	2,900	1,450	1,450
Intellectual property	5-7	7,301	4,221	3,080
Supplier and customer relations	5	5,140	2,757	2,383

Total		$23,441	$12,478	$10,963

        Amortization expense related to other intangible assets totaled $4.5 million for each of the years ended December 31, 2003 and 2002 and $3.0 million for the year ended December 31, 2001. The following table shows expected future amortization expense for other intangible assets until they are fully amortized (in thousands):

Years Ending December 31,
2004	$4,507
2005	4,507
2006	1,949

Total	$10,963

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

        In January 2001, we acquired all of the outstanding share capital of Bradford Particle Design in exchange for approximately 3.75 million newly issued shares of our common stock and approximately $20.4 million in cash for a total consideration of $152.1 million. The acquisition was accounted for under the purchase method of accounting and the results of Bradford Particle Design's operations from the date of acquisition have been included in the consolidated statement of operations. In connection with the acquisition, we recorded goodwill and other intangible assets of approximately $80.1 million and recorded an $62.7 million purchased in-process research and development charge. At the date of the acquisition, we concluded that the IPR&D technology had no alternative future use and did not qualify for capitalization. The cost to acquire Bradford has been allocated to the assets acquired and liabilities assumed according to their respective fair values, with the excess purchase price being allocated to goodwill. Bradford Particle Design was renamed Nektar Therapeutics UK, Limited in January 2003.

        IPR&D represents that portion of the purchase price of an acquisition related to the research and development activities which: (i) have not demonstrated their technological feasibility, and (ii) have no alternative future uses. During the year ended December 31, 2001, we recognized a total purchased IPR&D charge of approximately $146.3 million upon consummation of both acquisitions.

Note 7—Deposits and Other Assets

        Deposits and other assets consist of the following (in thousands) at:

	December 31,
	2003	2002
Debt issuance costs, net	$6,759	$5,945
Deposits and other assets	618	662

Total deposits and other assets	$7,377	$6,607

        Debt issuance costs are associated with our outstanding series of convertible subordinated debentures and notes (See Note 8) and are amortized over the term of the related debt.

Note 8—Convertible Subordinated Notes and Debentures

        In June 2003 and July 2003, we received approximately $96.4 million and $9.7 million, respectively, in net proceeds from the issuance of $110.0 million aggregate principal amount of 3% convertible subordinated notes due June 2010 to certain qualified institutional buyers. Interest on the notes accrues at a rate of 3.0% per year. The notes will mature in June 2010 and are convertible into shares of our common stock at an initial conversion price of $11.35 per share, subject to adjustment under certain circumstances. The notes are redeemable in part or in total at any time before June 30, 2006 at a redemption price of $1,000 per $1,000 principal amount plus a provisional redemption exchange premium, payable in cash or shares of common stock, of $90.00 per $1,000 principal amount less the amount of any interest actually paid on such notes prior to the provisional redemption date, if the closing price of our common stock has exceeded 150% of the conversion price in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of mailing of the provisional redemption notice. The notes are also redeemable in part or in total at any time after June 30, 2006 by paying certain premiums on the notes based on the date of redemption. Interest on the notes is payable semi-annually on June 30 and December 30. In addition, we have purchased and pledged a portfolio of U.S. treasury securities as security for the notes in an amount sufficient to pay the first six scheduled interest payments due on the notes. Other than such security, the notes are unsecured obligations, which rank junior in right of payment to all of our existing and future senior debt.

        Also in June 2003, we entered into privately negotiated agreements with certain holders of our outstanding 3.5% convertible subordinated notes due in October 2007, for the repurchase of $20.5 million aggregate principal amount of the outstanding notes in exchange for cash payments of approximately $16.2 million. In connection with this repurchase, we recorded a gain of approximately $4.3 million for the early extinguishment of debt.

        In October 2003, in a limited number of privately negotiated transactions, certain holders of our outstanding 3.5% convertible subordinated notes due October 2007 exchanged and cancelled approximately $87.9 million in aggregate principal amount of the 3.5% notes, for the issuance of approximately $59.3 million in aggregate principal amount of newly issued 3% convertible subordinated notes due June 2010,. The notes due June 2010 issued in the exchanges bear interest at a rate of 3% per annum and will mature in June 2010. The notes due June 2010 are convertible into shares of our common stock at the rate of approximately 88.1057 shares per $1,000 principal amount of notes, which is equivalent to an initial conversion price of $11.35 per share. The notes due June 2010 are redeemable in part or in total at any time before June 30, 2006 at a redemption price of $1,000 per $1,000 principal amount plus a provisional redemption exchange premium, payable in cash or shares of common stock, of $90.00 per $1,000 principal amount less the amount of any interest actually paid on such notes prior to the provisional redemption date, if the closing price of our common stock has exceeded 150% of the conversion price in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of mailing of the provisional redemption notice. The notes due June 2010 are also redeemable in part or in total at any time after June 30, 2006 by paying certain premiums on the notes based on the date of redemption. Interest on the notes due June 2010 is payable semi-annually on June 30 and December 30. Except pursuant to a limited pledge of collateral equal to the initial six payments of interest on the notes, the notes due June 2010 are subordinated to all of our present and future senior debt.

        At December 31, 2003, $121.6 million of 3.5% convertible subordinated notes due October 2007 remained outstanding. At December 31, 2003, $169.3 million of 3% convertible subordinated notes due June 2010 remained outstanding. In addition, as of December 31, 2003, $61.4 million of 5% convertible subordinated notes due February 2007 and $7.7 million of 6.75% convertible subordinated notes due October 2006 remained outstanding.

        Costs relating to the issuances of these notes and debentures are recorded as long-term assets and are amortized over the term of the debt. As of December 31, 2003 and 2002, we had approximately $360.0 and $299.1 million in outstanding convertible subordinated notes and debentures with a fair market value of approximately $406.6 million and $168.4 million, respectively. The fair market was obtained through quoted market prices.

        For the year ended December 31, 2003, gain on debt extinguishment totaled $31.2 million. Gain on debt extinguishment included a $4.3 million gain from the repurchase of $20.5 million of 3.5% convertible subordinated notes due October 2007 for $16.2 million during the second quarter of 2003. Gain on debt extinguishment also included a $26.9 million gain from the exchange of $87.9 million of 3.5% convertible subordinated notes due October 2007 for the issuance of $59.3 million of newly issued 3% convertible subordinated notes due June 2010, less $1.7 million write-off of debt issuance costs.

        The following table summarizes all classes of convertible debt outstanding as of December 31, 2003:

Issuance Date	Due Date	Interest Rate	Principal Amount	Conversion Price(1)
October 1999	October 2006	6.75%	$7.7 million	$16.01
February 2000	February 2007	5.00%	$61.4 million	$38.36
October 2000	October 2007	3.50%	$121.6 million	$50.46
June 2003	June 2010	3.00%	$110.0 million	$11.35
October 2003	June 2010	3.00%	$59.3 million	$11.35

Total Principal Amount			$360.0 million

(1)
Provisional redemption provisions apply to all issuances except for the October 1999 issuance.

Note 9—Commitments, Long-term Debt and Tenant Improvement Loans

Operating Leases

        We lease our office and laboratory facilities under several arrangements expiring through the year 2016. Rent expense was approximately $2.5 million, $3.1 million and $2.5 million for the years ended December 31, 2003, 2002 and 2001, respectively.

        We paid $0.3 million each in 2003 and 2002 as rent for a facility in Alabama to Shearwater Polymers, LLC, of which J. Milton Harris is a member. J. Milton Harris is one of our executive officers. The rent reflects the fair market rate in the geographic area.

        Future non-cancelable commitments under operating leases as of December 31, 2003 are as follows (in thousands):

Years Ending December 31,
2004	$3,116
2005	3,037
2006	3,040
2007	3,046
2008	3,097
2009 and thereafter	10,140

Total minimum payments required	$25,476

Tenant Improvement Loans

        In November 1997, we received from the landlord of our facility in San Carlos, California a loan of $5.0 million to fund a portion of the cost of improvements made to the facility. The loan bears interest at 9.46% per annum, and principal and interest payments are payable monthly over the ten-year loan term with a balloon payment of $4.5 million due in November 2007. In October 2002, we renegotiated the terms of this loan. As a result, we made a $1.5 million principal payment and reduced the interest rate by 1.5%. In October 2003, we made an additional $1.9 million principal payment. The loan now bears an interest rate of 7.96% per annum, and principal and interest payments are payable monthly over the original ten-year loan term with a balloon payment of $1.4 million due in November 2007.

        During 2003, we drew a total of $5.8 million on a line of credit to fund the cost of improvements made to our Church Street facility in Alabama. This line of credit is secured by the facility, which as of December 31, 2003 has a net carrying value of $6.1 million. This line of credit had a variable rate of interest tied to the LIBOR index. In November 2003, we entered into an interest rate swap agreement to limit our exposure to fluctuations in U.S. interest rates. Our interest rate swap agreement effectively converts a portion of our debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. The swap is designated a cash flow hedge. Under the terms of our swap arrangement, we will pay an initial effective interest rate of 5.17%. This rate is variable based on changes in the LIBOR index, but only to a maximum of 7.05%.

        This swap has been accounted for as a derivative subject to SFAS No. 133, Accounting for Derivatives and Hedging Activity. Because there is still potential variability in our effective interest rate, this specific swap arrangement is not an effective hedge. Accordingly, a liability and interest expense of $0.2 million was made to record the fair value of this derivative at December 31, 2003. We estimated the fair value of the derivative based on pricing models using current market rates. The fair value will be adjusted on a quarterly basis, with an increase in interest rates generally resulting in a reduction in the liability and a decrease to interest expense and a decrease in interest rates generally resulting in an increase to the liability and an increase in interest expense. Upon maturity of the loan, any remaining liability will be reversed.

        The loan is subject to certain financial covenants with regard to our Nektar, AL subsidiary, all of which were fully complied with as of December 31, 2003.

        Future non-cancelable principal payments under these tenant improvement loans as of December 31, 2003 are as follows (in thousands):

Years Ending December 31,
2004	$691
2005	677
2006	662
2007	1,991
2008	512
2009 and thereafter	4,805

Total minimum payments required	9,338
Less amount representing interest(1)	2,151

Present value of future payments	7,187
Less current portion	234

Non-current portion	$6,953

(1)
Assumes current rate on Huntsville, AL tenant improvement loan remains at 5.17% over the entire term of the loan.

Real Estate Capital Leases

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

        The Church Street facility leased by our Alabama subsidiary is owned by Shearwater Polymers, LLC. We paid $0.3 million each in 2003 and 2002 as rent for the Church Street facility to Shearwater Polymers, LLC, of which J. Milton Harris is a member. Future obligations for this operating lease are included in the operating lease table above. J. Milton Harris is one of our executive officers. Shearwater Polymers, LLC is 4% owned by Nektar AL with the remaining 96% owned by J. Milton Harris. Nektar AL and Dr. Harris have jointly guaranteed the lease on the Nektar AL facility. We have fully consolidated this entity in our consolidated financial statements as of December 31, 2003. As of December 31, 2003, principal remaining on this loan was $1.8 million. The loan bears interest of 7.22% through May 2009, with a balloon payment of $1.1 million in June 2009 and is secured by the Church Street facility in Alabama.

        The loan is subject to certain financial covenants with regard to Shearwater Polymers, LLC, all of which were fully complied with as of December 31, 2003.

        The total committed future minimum lease payments under the terms of these capital lease agreements are as follows (in thousands):

Years ending December 31,
2004	$5,976
2005	6,091
2006	6,208
2007	6,327
2008	6,449
2009 and thereafter	53,760

Total minimum payments required	84,811
Less amount representing interest	38,108

Present value of future payments	46,703
Less current portion	1,341

Non-current portion	$45,362

        We have recorded a total liability of $31.2 million and $32.9 million relating to this built-to-suit lease as of December 31, 2003 and 2002, respectively, which represents the present value of future minimum payments for the construction completed net of payments on the lease.

Other Contingent Liabilities

        We have recorded a long-term liability of $4.8 million for cash received during the year ended December 31, 2003 in connection with a non-interest bearing loan from Pfizer. This loan is contingently payable only upon commercial launch of Exubera®.

Note 10—Commitments and Contingencies

        From time to time, we may be involved in other lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with SFAS No. 5, Accounting for Contingencies, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonable estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, ruling, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to the legal matters pending against us, as well as adequate provisions for any probable and estimable losses. If any unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations of that period. We believe that, given our current liquidity and cash and investment balances, even if we receive an adverse judgment with respect to litigation to which we are currently a party, such judgment would not have a material impact on cash and investments or liquidity.

        The following is a summary of our agreements that we have determined are within the scope of FIN No. 45. The guarantees below are not subject to the initial recognition and measurement provisions of FIN No. 45 and accordingly, we have not recorded any liability for these agreements as of December 31, 2003, except as noted below.

Guarantee of Loan on Nektar, AL Facility

        The Church Street facility leased by our Alabama subsidiary is owned by Shearwater Polymers, LLC. We paid $0.3 million each in 2003 and 2002 as rent for a facility in Alabama to Shearwater Polymers, LLC, of which J. Milton Harris is a member. J. Milton Harris is one of our executive officers. Shearwater Polymers, LLC is 4% owned by Nektar, AL with the remaining 96% owned by J. Milton Harris. Both Nektar AL and Dr. Harris have jointly guaranteed the lease on the Nektar, AL facility. We have fully consolidated this entity in our consolidated financial statements as of December 31, 2003. As of December 31, 2003, principal remaining on this loan was $1.8 million. The loan bears interest of 7.22% through May 2009, with a balloon payment of $1.1 million in June 2009 and is secured by the Church Street facility in Alabama which as of December 31, 2003 has a net carrying value of $2.4 million. Our maximum exposure to loss with respect to Shearwater Polymers, LLC, at December 31, 2003 is the outstanding capital lease obligation of $1.8 million.

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

Strategic Alliance—Enzon

        In January 2002, we announced a broad strategic alliance with Enzon Pharmaceuticals, Inc that included a collaboration to develop three products using our Nektar Advanced PEGylation Technology. Under the terms of the agreement, we are responsible for the development of drug formulations for the agreed upon pharmaceutical agents. We are required to self-fund a portion of these costs. As of December 31, 2003, we are required to fund $12.3 million in the coming years without reimbursement for research and development expenses. To date these costs have been included in our research and development expenses. After our funding requirement has been met, Enzon will provide research and development funding as well as milestone payments as the program progresses through clinical testing.

Manufacturing and Supply Agreement with Contract Manufacturers

        In August 2000, we entered into a Manufacturing and Supply Agreement with our contract manufacturers to provide for the manufacturing of our pulmonary inhaler device for Exubera®. Under the terms of the Agreement, we may be obligated to reimburse the contract manufacturers for the actual unamortized and unrecovered portion of any equipment procured or facilities established and the interest accrued for their capital overlay in the event that Exubera® does not gain FDA approval to the extent that the contract manufacturers cannot re-deploy the assets. While such payments may be significant, at the present time, it is not possible to estimate the loss that will occur should Exubera® not be approved. We have also agreed to defend, indemnify and hold harmless the contract manufacturers from and against third party liability arising out of the agreement, including product liability and infringement of intellectual property. There is no limitation on the potential amount of future payments we could be required to make under these indemnification obligations. We have never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. If any of our indemnification obligations is triggered, we may incur substantial liabilities.

Security Agreement with Pfizer, Inc.

        In connection with the Collaboration, Development and License Agreement ("CDLA") dated January 18, 1995 that we entered into with Pfizer, Inc, for the development of the Exubera® product, we entered into a Security Agreement pursuant to which our obligations under the CDLA and certain Manufacturing and Supply Agreements related to the manufacture and supply of powdered insulin and pulmonary inhaler devices for the delivery of powdered insulin, are secured. Our default under any of these agreements triggers Pfizer's rights with respect to property relating solely to, or used or which will be used solely in connection with, the development, manufacture, use and sale of Exubera® including proceeds from the sale or other disposition of the property.

Collaboration Agreements for Pulmonary Products

        As part of our collaboration agreements with our partners for the development, manufacture and supply of products based on our Pulmonary Technology, we generally agree to defend, indemnify and hold harmless our partners from and against third party liabilities arising out of the agreement, including product liability and infringement of intellectual property. The term of these indemnification obligations is generally perpetual any time after execution of the agreement. There is no limitation on the potential amount of future payments we could be required to make under these indemnification obligations. We have never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. If any of our indemnification obligations is triggered, we may incur substantial liabilities.

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

        In the event of our liquidation, dissolution or winding down, either voluntary or involuntary, following the payment of any distributions due the holders of any class of capital stock or series of preferred stock that ranks senior to the Series B Preferred Stock, the holders of the Series B Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of our assets or surplus funds to the holders of our Common Stock or any class of capital stock or series of preferred stock that does not rank senior to or on parity with the Series B Preferred Stock, an amount per share (as adjusted for any combinations, consolidations, stock distributions or stock dividends with respect to the Series B Preferred Stock) equal to up to $1,000. As of December 31, 2003, 40,000 shares of Series B Preferred Stock were outstanding.

Employee Stock Purchase Plan

        In February 1994, our Board of Directors adopted the Employee Stock Purchase Plan (the "Purchase Plan"). Under the Purchase Plan, 300,000 shares of Common Stock have been reserved for purchase by our employees pursuant to section 423(b) of the Internal Revenue Code of 1986. In May 2002, we amended and restated the Purchase Plan to increase the number of shares of Common Stock authorized for issuance under the Purchase Plan from a total of 300,000 shares to a total of 800,000 shares. Our stockholders approved this amendment in June 2002. As of December 31, 2003, 140,000 of Common Stock have been issued under the Purchase Plan.

Stock Option Plans

        The following table summarizes information, as of December 31, 2003, with respect to shares of our Common Stock that may be issued under our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders	5,044,891	$15.70	1,639,890	(2)
Equity compensation plans not approved by security holders	9,252,251	$18.15	2,706,906

Total	14,297,142	$17.29	4,346,796

(1)
Does not include options to purchase 62,317 shares assumed in connection with the acquisition of Bradford Particle Design Ltd (with a weighted-average exercise price of $7.46 per share) and options to purchase 593,875 shares we assumed in connection with the acquisition of Shearwater Corporation (with a weighted-average exercise price of $0.03 per share).

(2)
Includes 660,000 shares of common stock available for future issuance under our Employee Stock Purchase Plan as of December 31, 2003. Eligible participants purchased an aggregate amount of 140,000 shares under the Employee Stock Purchase Plan in fiscal year 2003.

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

        The maximum term of a stock option under the 2000 Plan is ten years. The exercise price of stock options, and the purchase price of restricted stock granted under the 2000 Plan are determined by the Board of Directors. The Board of Directors may amend the 2000 Non-officer Equity Incentive Plan at any time, subject to the requirements of the NASDAQ stock market.

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

        A summary of activity under the 2000 Equity Incentive Plan, the Non-Employee Directors' Stock Option Plan and the 2000 Non-Officer Equity Incentive Plan is as follows (in thousands, except for per share information):

	Options Outstanding
	Number of Shares	Exercise Price Per Share	Weighted-Average Exercise Price Per Share
Balance at January 1, 2001	10,936	$0.01-61.63	$19.79
Options granted	5,335	0.032-50.50	21.32
Options exercised	(855)	0.005-21.55	6.20
Options canceled	(744)	0.005-60.50	23.82

Balance at December 31, 2001	14,672	0.005-61.63	20.96
Options granted	3,232	4.13-18.55	8.93
Options exercised	(198)	0.005-14.13	2.23
Options canceled	(2,964)	0.01-61.63	27.62

Balance at December 31, 2002	14,742	0.005-61.63	17.20
Options granted	1,631	4.46-14.63	8.75
Options exercised	(362)	0.005-$14.63	5.42
Options canceled	(1,058)	0.11-57.03	16.74

Balance at December 31, 2003	14,953	$0.005-61.63	$16.57

        At December 31, 2003, 2002 and 2001, options were exercisable to purchase 9.2 million, 7.5 million and 5.6 million shares at weighted-average exercise prices of $16.52, $15.76 and $14.57 per share, respectively.

        Weighted average fair value of options granted during the years ended December 31, 2003, 2002 and 2001, was $5.44, $5.56 and $25.62, respectively. The following table provides information regarding our stock option plans as of December 31, 2003 (in thousands, except per share information):

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Number	Weighted-Average Exercise Price Per Share
$0.01-0.01	148	$0.01	5.5	127	$0.01
0.01-0.01	1	0.01	6.8	1	0.01
0.03-0.03	566	0.03	7.3	567	0.03
1.39-1.39	34	1.39	0.1	34	1.39
2.78-4.13	133	3.22	1.0	133	3.22
4.46-6.66	1,293	5.47	6.9	499	5.21
6.71-9.89	2,904	8.08	7.2	1,340	8.23
10.13-15.16	3,629	13.50	5.7	2,661	13.75
15.21-22.31	1,389	16.91	6.0	930	16.67
23.00-34.50	3,965	27.14	6.5	2,374	27.06
34.56-51.25	855	40.30	6.3	502	40.25
52.13-61.63	36	54.21	5.9	20	54.53

$0.01-61.63	14,953	16.57	6.4	9,187	16.52

Warrants

        At December 31, 2003, we had warrants outstanding to purchase a total of 56,000 shares of our common stock. In 2000, we issued warrants to purchase a total of 16,000 shares of common stock.

These warrants bear an exercise price of $45.88 per share and expire after 10 years. We have issued additional warrants to purchase a total of 40,000 shares of common stock that were issued in 1996. These warrants expire after ten years and bear an exercise price of $6.56 per share. No warrants were issued or exercised during the years ended December 31, 2003 and December 31, 2002.

Stock issued to non-employees

        In 2003 and 2002, we did not issue options to consultants below market price. In 2001, we granted 7,000 options to consultants with exercise prices below the market price of the stock on the grant date.

        In 2002, we issued Common Stock to AFAC Equity, L.P., an affiliated partnership of McKinsey Corporation, a consulting firm, in exchange for services rendered by McKinsey. For the year ended December 31, 2002, we recorded approximately $1.0 million in value of the services totaling 140,059 of Common Stock shares.

        Options granted to consultants are recorded according the fair value method over the vesting period. For the year ended December 31, 2003, 2002, and 2001, we have recorded compensation costs of $0.2 million, $0.3 million and $0.6 million, respectively.

Deferred Compensation

        Deferred compensation during the years ended December 31, 2003, 2002, and 2001 was immaterial. This amount represents the difference between the exercise price and the fair market value of our common stock on the date of grant for certain of our employee stock options granted in prior periods and is being amortized to expense over the five-year vesting period of the options.

401(k) Plan

        We sponsor a 401(k) retirement plan whereby eligible employees may elect to contribute up to the lesser of 60% of their annual compensation or the statutorily prescribed annual limit allowable under Internal Revenue Service regulations. The 401(k) plan permits us to make matching contributions on behalf of all participants. Currently, we match the lesser of 75% of year to date participant contributions or 3% of eligible wages. The match vests ratably over the first three years of employment, such that after three years of employment, all matching is fully vested. Beginning in 2002, the matching contribution is in the form of shares of our common stock. We issued approximately 142,000 and 121,000 shares of our common stock in connection with the match in 2003 and 2002, respectively. Shares reserved for issuance related to matching contributions as of December 31, 2003 was approximately 38,000 shares. In 2001, the match was in the form of cash provided to the 401(k) administrator who then purchased shares of Nektar stock on the open market on behalf of participants. We expensed approximately $1.2 million, $1.0 million and $1.0 million related to the stock match for the years ended December 31, 2003, 2002, and 2001, respectively.

Reserved Shares

        At December 31, 2003, we have reserved shares of Common Stock for issuance as follows (in thousands):

Warrants to purchase Common Stock	56
Employee purchase plan	660
Convertible preferred stock	1,755
Convertible subordinated notes and debentures	19,106
Stock options	14,953
Shares reserved for retirement plans	38

Total	36,568

Note 12—Income Taxes

        For financial reporting purposes, "Loss before provision for income taxes," include the following components (in thousands):

	2003	2002	2001
Domestic	$(39,775)	$(99,884)	$(246,348)
Foreign	(6,738)	(7,584)	(3,660)

Total	$(46,513)	$(107,468)	$(250,008)

        As of December 31, 2003, we had a net operating loss carryforward for federal income tax purposes of approximately $330.2 million, which expires beginning in the year 2006. We had a state net operating loss carryforward of approximately $24.2 million, which expires beginning in 2004. We also had a foreign net operating loss carryforward of approximately $12.6 million, which has an unlimited carryforward period.

        Utilization of the federal and state net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

        The provision for income taxes consists of the following (in thousands):

	2003	2002	2001
Current:
Federal	$—	$—	$—
State	169	—	—
Foreign	—	—	—

Total Current	$169	$—	$—

        Income tax expense (benefit) related to continuing operations differs from the amounts computed by applying the statutory income tax rate of 34% to pretax loss as follows (in thousands):

	2003	2002	2001
U.S. federal taxes (benefit)
At statutory rate	$(15,814)	$(36,539)	$(85,003)
State taxes	169	—	—
Net operating losses not benefited	14,143	34,039	26,608
Investment impairment and non-deductible amortization	1,434	2,209	8,667
Non-deductible in-process research charge	—	—	49,728
Other	237	291	—

Total	$169	$—	$—

        Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets for federal and state income taxes are as follows (in thousands):

	December 31,
	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$118,300	$105,900
Research and other credits	11,600	9,100
Capitalized research expenses	15,300	13,500
Deferred revenue	7,900	7,800
Depreciation	5,100	5,100
Other	16,600	12,200

Total deferred tax assets	174,800	153,600
Valuation allowance for deferred tax assets	(174,800)	(153,600)

Net deferred tax assets	$—	$—

        Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Because of our lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $21.2 million and $40.7 million during the years ended December 31, 2003 and 2002, respectively.

Note 13—Statement of Cash Flows Data

	Years Ended December 31,
	2003	2002	2001
Supplemental disclosure of cash flows information (in thousands):
Interest paid	$21,444	$16,836	$15,602
Supplemental schedule of non-cash investing and financing activities (in thousands):
Net reduction in convertible subordinated notes due to exchange of 3.5% notes for 3% notes	$28,700	$—	$—
Deferred compensation related to the issuance of stock options	$—	$(135)	$(23)
Issuance of Common Stock in connection with acquisitions	$—	$—	$239,816
Non-cash disclosure related to consolidation of Shearwater Polymers, LLC
Tangible assets primarily property and equipment	$2,362	$—	$—
Capital lease obligation	$2,402	$—	$—
Non-cash disclosure related to acquisition of Bradford Particle Design (in thousands):
Tangible assets acquired, net of cash	$—	$—	$2,100
Acquired in-process research and development	—	—	62,660
Goodwill and other intangible assets acquired	—	—	80,108
Acquisition costs incurred	—	—	(4,000)
Liabilities assumed	—	—	(487)
Common Stock and options issued	—	—	(125,576)

Cash paid for acquisition of Bradford Particle Design (net of cash received)	$—	$—	$14,805

Non-cash disclosure related to acquisition of Shearwater Corporation (in thousands):
Tangible assets acquired, net of cash	$—	$—	$15,212
Acquired in-process research and development	—	—	83,600
Goodwill and other intangible assets acquired	—	—	94,619
Acquisition costs incurred	—	—	(5,417)
Liabilities assumed	—	—	(6,528)
Common Stock and options issued	—	—	(114,240)

Cash paid for acquisition of Shearwater Corporation (net of cash received)	$—	$—	$67,246

Note 14—Related Party Transactions

        We paid $0.3 million each in 2003 and 2002 as rent for a facility in Alabama to Shearwater Polymers, LLC, of which J. Milton Harris is a member. J. Milton Harris is one of our executive officers.

        In 2003 and 2002, we paid $0.5 million and $0.7 million, respectively, for legal services rendered by Alston & Bird LLP of which Paul F. Pedigo, Esq. is a Partner. Mr. Pedigo is a relative by marriage of J. Milton Harris, one of our executive officers. We believe this amount is materially representative of fair value for the services rendered.

Note 15—Quarterly Financial Data (Unaudited)

        The following table sets forth certain unaudited quarterly financial data for the eight quarters ended December 31, 2003. In our opinion, the unaudited information set forth below has been prepared on the same basis as the audited information and includes all adjustments necessary to present fairly the information set forth herein. The operating results for any quarter are not indicative of results for any future period. All data is in thousands except per share information.

	Fiscal Year 2003				Fiscal Year 2002
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Contract research revenue	$18,393	$21,210	$19,624	$19,735	$21,301	$18,828	$18,800	$17,451
Product sales	$7,135	$6,538	$7,733	$5,889	$5,445	$3,423	$4,418	$5,179
Gross margin from product sales	$2,513	$2,830	$4,192	$3,082	$3,555	$1,750	$2,478	$3,662
Net income/(loss)(1)	$(19,949)	$(13,039)	$(17,206)	$3,512	$(25,056)	$(24,817)	$(26,521)	$(31,074)
Basic and fully diluted net income/(loss) per share	$(0.36)	$(0.23)	$(0.31)	$0.06	$(0.45)	$(0.45)	$(0.48)	$(0.56)

(1)
The net income for the fourth fiscal quarter of 2003 was primarily due to a gain related to the retirement of debt. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information.

        We have experienced fluctuations in our quarterly results. Our results have included costs associated with acquisitions of various technologies, increases in research and development expenditures, and expansion of late stage clinical and early stage commercial manufacturing facilities. We expect these fluctuations to continue in the future. Due to these and other factors, we believe that quarter-to-quarter comparisons of our operating results will not be meaningful, and you should not rely on our results for one quarter as any indication of our future performance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of our critical accounting policies.

Note 16—Subsequent Events

        In February 2004, the holder of our outstanding Series B Convertible Preferred Stock converted an aggregate 15,953 shares of such stock into an aggregate 700,075 shares of our common stock. The conversion rate was approximately 43.88 common shares for each preferred share which represents a conversion price of approximately $22.79 per share. We issued the shares of common stock under an exemption from the registration requirement of the 1933 Act provided by Section 3(a)(9) of the 1933 Act.

        In February 2004, in a limited number of privately negotiated transactions, certain holders of our outstanding 3% convertible subordinated notes due June 2010 (issued in October 2003) converted approximately $36.0 million in aggregate principal amount of such notes for shares of our common stock. The conversion price was $11.35 per share, for an aggregate of approximately 3.2 million shares of our common stock. We recorded an expense of approximately $4.2 million associated with this transaction. In connection with the conversion, we agreed to pay $85.00 per $1,000 of the notes to be converted, for an aggregate payment of approximately $3.1 million.

        In January 2004, in a privately negotiated transaction, certain holders of our outstanding 3.5% Convertible Subordinated Notes due October 2007 completed an exchange and cancellation of $9.0 million in aggregate principal amount of the notes held by such holders, for the issuance of an aggregate of 575,605 shares of our common stock. We recorded an expense of approximately $1.2 million associated with this transaction. We issued the shares of common stock under an exemption from the registration requirements of the 1933 Act provided by Section 3(a)(9) of the 1933 Act.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        Not applicable.

Item 9A. Controls and Procedures

        Evaluation of Disclosure Controls and Procedures.    Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

        Changes in Internal Controls.    During the fiscal quarter ended December 31, 2003, there were no changes to internal control over financial reporting that have materially occurred, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors and Executive Officers of the Registrant

        Information relating to our executive officers required by this item is set forth in Part I—Item 1 of this report under the caption "Executive Officers of the Registrant" and is incorporated herein by reference. The other information required by this item is incorporated by reference from the definitive proxy statement for our 2004 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form (the "Proxy Statement") under the headings "Proposal 1, Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance."

        Information regarding our audit committee financial expert will be set forth in the Proxy Statement under the heading"Audit Committee" which information is incorporated herein by reference.

        In December 2003, we adopted a Code of Conduct applicable to all employees, including the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Conduct is available free of charge upon written request to: Investor Relations, Nektar Therapeutics, 150 Industrial Road, San Carlos, California

94070. We will file a Current Report on Form 8-K within five business days, with respect to any amendments to, or a waiver from, our Code of Conduct that applies to the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, after any such amendment or waiver is approved by our Board of Directors or an independent committee of our Board of Directors.

        As permitted by SEC Rule 10b5-1, certain of our executive officers, directors and other employees have set up a predefined, structured stock trading program with his/her broker to sell our stock. The stock trading program allows a broker acting on behalf of the executive officer, director or other employee to trade our stock during blackout periods or while such executive officer, director or other employee may be aware of material, nonpublic information, if the trade is performed according to a pre-existing contract, instruction or plan that was established with the broker during a non-blackout period and when such executive officer, director or employee was not aware of any material, nonpublic information. Our executive officers, directors and other employees may also trade our stock outside of the stock trading programs set up under Rule 10b5-1 subject to our blackout periods and insider trading rules.

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

Proprietary Products Strategic Advisory Board

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information required by this item will be set forth in the Proxy Statement under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

        Information required by this item will be set forth in the Proxy Statement under the headings "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions," which information is incorporated herein by reference.

Item 14. Principal Accountants Fees and Services

        Information regarding our Independent Auditor Fees and our procedure regarding approval of non audit work performed by our Independent Auditor will be set forth in the Proxy Statement under the heading "Ratification of Selection of Independent Auditors," which information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)
The following documents are filed as part of this report:

(1)
Consolidated Financial Statements:

          The following financial statements are filed as part of this report under Item 8 "Financial Statements and Supplementary Data."

  (2)
  Exhibits.

          Except as so indicated in Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference into, this Form 10-K.

Exhibit Number		Description of Documents
2.1	(1)	Agreement and Plan of Merger, dated June 4, 1998, by and between Inhale Therapeutic Systems, a California corporation, and Inhale Therapeutic Systems (Delaware), Inc., a Delaware corporation.
2.2	(15)	Recommended Offer, dated December 21, 2000, by Cazenove & Co. on behalf of Nektar Therapeutics for Bradford Particle Design plc.
2.3	(20)	Agreement and Plan of Merger and Reorganization, dated May 22, 2001, by and among Nektar Therapeutics, Square Acquisition Corp., Shearwater Corporation, Certain Shareholders of Shearwater Corporation and J. Milton Harris as Shareholders' Agent.
2.4	(20)	Amendment to Agreement and Plan of Merger and Reorganization, dated June 21, 2001, by and among Nektar Therapeutics, Square Acquisition Corp., Shearwater Corporation, J. Milton Harris, as Shareholders' Agent and a Designated Shareholder, and Puffinus, L.P.
3.1	(1)	Certificate of Incorporation of Inhale Therapeutic Systems (Delaware), Inc.
3.2	(1)	Bylaws of Nektar Therapeutics.
3.3	(13)	Certificate of Amendment of the Amended Certificate of Incorporation of Nektar Therapeutics.
3.4	(19)	Certificate of Designation of Series A Junior Participating Preferred Stock of Nektar Therapeutics.
3.5	(24)	Certificate of Designation of Series B Convertible Preferred Stock of Nektar Therapeutics.
3.6	(28)	Certificate of Ownership and Merger of Nektar Therapeutics.
4.1		Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.
4.2	(2)	Restated Investor Rights Agreement, dated April 29, 1993, as amended October 29, 1993, by and among Nektar Therapeutics and certain other persons named therein.
4.3	(3)	Stock Purchase Agreement, dated January 18, 1995, by and between Nektar Therapeutics and Pfizer Inc.
4.4	(8)	Form of Purchase Agreement, dated January 28, 1997, by and among Nektar Therapeutics and the individual Purchasers.
4.5	(9)	Stock Purchase Agreement, dated December 8, 1998, by and between Nektar Therapeutics and Capital Research and Management Company.
4.6	(11)	Purchase Agreement, dated October 6, 1999, by and among Nektar Therapeutics, Lehman Brothers Inc., Deutsche Bank Securities Inc. and U.S. Bancorp Piper Jaffray Inc.
4.7	(11)	Resale Registration Rights Agreement, dated October 13, 1999, by and among Nektar Therapeutics, Lehman Brothers Inc., Deutsche Bank Securities Inc. and U.S. Bancorp Piper Jaffray Inc.
4.8	(11)	Indenture, dated October 13, 1999, by and between Nektar Therapeutics, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.
4.9	(11)	Form of Registration Rights Agreement by and between Nektar Therapeutics and Alliance Pharmaceutical Corp.
4.10	(12)	Purchase Agreement, dated February 2, 2000, by and among Nektar Therapeutics, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Lehman Brothers Inc. and U.S. Bancorp Piper Jaffray Inc.
4.11	(12)	Resale Registration Rights Agreement, dated February 8, 2000, by and among Nektar Therapeutics, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Lehman Brothers Inc. and U.S. Bancorp Piper Jaffray Inc.

4.12	(12)	Indenture, dated February 8, 2000, by and between Nektar Therapeutics, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.
4.13	(28)	Specimen Common Stock certificate.
4.14	(14)	Specimen warrants to purchase shares of Common Stock.
4.15	(16)	Purchase Agreement, dated October 11, 2000, by and among Nektar Therapeutics, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Lehman Brothers Inc. and U.S. Bancorp Piper Jaffray Inc.
4.16	(16)	Resale Registration Rights Agreement, dated October 17, 2000, by and among Nektar Therapeutics, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities, Inc., Lehman Brothers Inc. and U.S. Bancorp Piper Jaffray Inc.
4.17	(16)	Indenture, dated October 17, 2000, by and between Nektar Therapeutics, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.
4.18	(19)	Rights Agreement, dated as of June 1, 2001, by and between Nektar Therapeutics and Mellon Investor Services LLC., as Rights Agent.
4.19	(19)	Form of Right Certificate.
4.20	(24)	Preferred Stock Purchase Agreement, dated January 7, 2002, by and between Nektar Therapeutics and Enzon Pharmaceuticals, Inc.
4.21	(27)	Common Stock Purchase Agreement, dated June 7, 2002, by and between Nektar Therapeutics and AFAC Equity L.P.
4.22	(27)	Common Stock Purchase Agreement, dated July 9, 2002, by and between Nektar Therapeutics and AFAC Equity L.P.
4.23	(26)	Common Stock Purchase Agreement, dated December 6, 2002, by and between Nektar Therapeutics and AFAC Equity L.P.
4.24	(30)	Purchase Agreement, dated June 25, 2003, by and among Nektar Therapeutics, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Lehman Brothers Inc., Friedman, Billings, Ramsey & Co. Inc. and SG Cowen Securities Corporation
4.25	(30)	Resale Registration Rights Agreement, dated June 30, 2003, by and among Nektar Therapeutics, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Lehman Brothers Inc., Friedman, Billings, Ramsey & Co. Inc. and SG Cowen Securities Corporation
4.26	(30)	Indenture, dated June 30, 2003, by and between Nektar Therapeutics and J.P. Morgan Trust Company, National Association, as trustee
4.27	(31)	Indenture, dated October 9, 2003, by and between Nektar Therapeutics and J.P. Morgan Trust Company, National Association, as trustee
4.28	(32)	Resale Registration Rights Agreement, dated October 9, 2003, by and among Nektar Therapeutics and the entities named therein
4.29	(31)	Form of Convertible Subordinated Note due 2010
4.30	(33)	First Supplemental Indenture, dated October 17, 2003, by and between Nektar Therapeutics and J.P. Morgan Trust Company, National Association, as trustee
10.1	(6)	Nektar Therapeutics' 1994 Non-Employee Directors' Stock Option Plan, as amended.
10.2	(29)	Nektar Therapeutics' 1994 Employee Stock Purchase Plan, as amended and restated.++
10.3	(2)	Standard Industrial Lease, dated September 17, 1992, as amended September 18, 1992, by and between Nektar Therapeutics and W.F. Batton & Co., Inc.
10.4	(2)	Addendum IV to Lease dated September 17, 1992, dated April 1, 1994, by and among Nektar Therapeutics, W.F. Batton and Marie A. Batton.
10.5	(5)	Amendment Agreement Number One to Lease dated September 17, 1992, dated October 20, 1995, by and between Nektar Therapeutics and W.F. Batton & Co., Inc.

10.6	(5)	Amendment Agreement Number Two to Lease dated September 17, 1992, dated November 15, 1995, by and among Nektar Therapeutics, W.F. Batton and Marie A. Batton, Trustees of the W.F. Batton and Marie A. Batton Trust UTA dated January 12, 1998 ("Batton Trust").
10.7	(10)	Amendment Agreement Number Three to Lease dated September 17, 1992, dated February 14, 1996, by and between Nektar Therapeutics and Batton Trust.
10.8	(10)	Amendment Agreement Number Four to Lease dated September 17, 1992, dated September 15, 1996, by and between Nektar Therapeutics and Batton Trust.
10.9	(2)	Sublicense Agreement, dated September 13, 1991, by and between Nektar Therapeutics and John S. Patton.++
10.10	(4)	Stock Purchase Agreement, dated March 1, 1996, by and between Nektar Therapeutics and Baxter World Trade Corporation.
10.11	(7)	Sublease and Lease Agreement, dated October 2, 1996, by and between Nektar Therapeutics and T.M.T. Associates L.L.C. ("Landlord").
10.12	(10)	First Amendment to Sublease and Lease Agreement dated October 2, 1996, dated October 30, 1996, by and between Nektar Therapeutics and Landlord.
10.13	(10)	Letter Agreement amending Sublease and Lease Agreement dated October 2, 1996, dated April 9, 1997, by and between Nektar Therapeutics and Landlord.
10.14	(10)	Third Amendment to Sublease and Lease Agreement dated October 2, 1996, dated April 16, 1997, by and between Nektar Therapeutics and Landlord.
10.15	(10)	Fourth Amendment to Sublease and Lease Agreement dated October 2, 1996, dated November 5, 1997, by and between Nektar Therapeutics and Landlord.
10.16	(12)	Sublease, dated November 3, 1999, by and between Webvan Group, Inc., as sublessor, and Nektar Therapeutics, as sublessee.
10.17	(14)	Nektar Therapeutics' 2000 Equity Incentive Plan, as amended.++
10.18	(14)	Nektar Therapeutics' Stock Option Agreement issued in accordance with Nektar Therapeutics' 2000 Equity Incentive Plan, as amended.++
10.19	(14)	Contribution Agreement made and entered into as of September 14, 2000, by and among Nektar Therapeutics, Inhale 201 Industrial Road, L.P., a California limited partnership and Bernardo Property Advisors, Inc., a California corporation.
10.20	(14)	Agreement of Limited Partnership of Inhale 201 Industrial Road., L.P., a California limited partnership, made and entered into September 14, 2000, by and among SCIMED PROP III, Inc., a California corporation, as general partner, 201 Industrial Partnership, a California general partnership, as limited partner and Nektar Therapeutics, as limited partner.
10.21	(14)	Build-To-Suit Lease, made and entered into as of September 14, 2000, by and between Inhale 201 Industrial Road, L.P., a California limited partnership, as Landlord, and Nektar Therapeutics, as Tenant.
10.22	(14)	Amendment to Lease, dated October 3, 2000, by and between Inhale 201 Industrial Road, L.P., a California limited partnership, as Landlord, and Nektar Therapeutics, as Tenant.
10.23	(14)	Parking Lease Agreement, entered into as of September 14, 2000, by and between Inhale 201 Industrial Road, L.P., a California limited partnership, as Landlord, and Nektar Therapeutics, as Tenant.
10.24	(17)	Nektar Therapeutics' 2000 Non-Officer Equity Incentive Plan.++
10.25	(23)	Nektar Therapeutics 2000 Non-Officer Equity Incentive Plan Stock Option Agreement (Nonstatutory Stock Option).++
10.26	(23)	Nektar Therapeutics 2000 Non-Officer Equity Incentive Plan Stock Option Agreement (Nonstatutory (Unapproved) Stock Option).

10.27	+	(18)	Manufacturing and Supply Agreement, dated August 16, 2000, by and among Nektar Therapeutics, Tech Group North America and Bespak Europe, LTD.
10.28		(21)	The Bradford Particle Design plc Approved Employee Share Option Scheme.
10.29		(21)	Form of The Bradford Particle Design plc Approved Employee Share Option Scheme Option Certificate.
10.30		(21)	The Bradford Particle Design plc Unapproved Employee Share Option Scheme.
10.31		(21)	Form of The Bradford Particle Design plc Unapproved Employee Share Option Scheme Option Certificate.
10.32		(21)	Form of Agreement Granting an Enterprise Management Incentives Option.
10.33		(21)	Agreement Granting Options, dated November 5, 1999, by and between Mr. Joseph F. Bohan and Bradford Particle Design plc.
10.34		(21)	Agreement Granting Options, dated October 27, 2000, by and between Mr. Joseph F. Bohan and Bradford Particle Design plc.
10.35		(22)	Shearwater Corporation 1996 Nonqualified Stock Option Plan.
10.36		(22)	Amendment to the 1996 Nonqualified Stock Option Plan of Shearwater Corporation, effective May 22, 1998.
10.37		(22)	Second Amendment to the 1996 Nonqualified Stock Option Plan of Shearwater Corporation, effective February 26, 2000,.
10.38		(22)	Third Amendment to the 1996 Nonqualified Stock Option Plan of Shearwater Corporation, effective October 5, 2000.
10.39		(22)	Fourth Amendment to the 1996 Nonqualified Stock Option Plan of Shearwater Corporation, effective June 22, 2001.
10.40		(22)	Form of Shearwater Corporation Nonqualified Stock Option Agreement.
10.41		(22)	Form of June 2001 Amendment to Shearwater Corporation Nonqualified Stock Option Agreement.
10.42		(25)	Nektar Therapeutics 401(k) Retirement Plan.++
10.43		(25)	Non-Standardized Adoption Agreement No. 001 for use with Nektar Therapeutics 401(k) Retirement Plan.
10.44	+	(27)	Letter Agreement, dated July 31, 2002, by and between Nektar Therapeutics, and Douglas H. Altschuler.++
10.45		(26)	Letter Agreement, dated December 29, 2001 by and between Nektar Therapeutics and Dr. Arnold J. Repta.++
10.46		(26)	Nektar Therapeutics Severance Benefit Plan.++
10.47		(26)	Key Employee Agreement, dated June 29, 2001, by and between Nektar Therapeutics AL, Corporation and J. Milton Harris.++
21.1		(34)	Subsidiaries of Nektar Therapeutics.
23.1		(34)	Consent of Ernst & Young LLP, independent auditors.
24.1		(34)	Power of Attorney. Reference is made to signature page.
31.1		(34)	Certification of Nektar Therapeutics' principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2		(34)	Certification of Nektar Therapeutics' principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1		(34)	Section 1350 Certifications.

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

(16)
Incorporated by reference to Nektar Therapeutics' Registration Statement on Form S-3 (No. 333-53678), filed on January 12, 2001.

(17)
Incorporated by reference to Nektar Therapeutics' Registration Statement on Form S-8 (No. 333-103040), filed on February 7, 2003.

(18)
Incorporated by reference to Nektar Therapeutics' Annual Report on Form 10-K, as amended, for the year ended December 31, 2001.

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

(24)
Incorporated by reference to Nektar Therapeutics' Current Report on Form 8-K, filed on January 8, 2002.

(25)
Incorporated by reference to Nektar Therapeutics' Registration Statement on Form S-8 (No. 333-76638), filed on January 11, 2002.

(26)
Incorporated by reference to the indicated exhibit in Nektar Therapeutics' Annual Report on Form 10-K, as amended, for the year ended December 31, 2002.

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

(29)
Incorporated by reference to Nektar Therapeutics' Registration Statement on Form S-8 (No. 333-98321), filed on August 19, 2002.

(30)
Incorporated by reference to the indicated exhibit in Nektar Therapeutics' Current Report on Form 8-K, filed on July 2, 2003.

(31)
Incorporated by reference to the indicated exhibit in Nektar Therapeutics' Current Report on Form 8-K, filed on October 10, 2003.

(32)
Incorporated by reference to the indicated exhibit in Nektar Therapeutics' Current Report on Form 8-K, filed on November 3, 2003.

(33)
Incorporated by reference to the indicated exhibit in Nektar Therapeutics' Current Report on Form 8-K, filed on October 20, 2003.

(34)
Filed herewith.

(b)
Reports on Form 8-K for the three-month period ending December 31, 2003:

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

        Current Report on Form 8-K, dated November 5, 2003, announcing that Nektar Therapeutics issued a press release announcing results of the quarter ended September 30, 2003. The information in that report, including the exhibit thereto, shall not be deemed "filed" for purposes of Section 18 of the 1934 Act, or otherwise subject to the liabilities of that Section or Sections 11 and 12(a)(2) of the 1933 Act. The information contained therein and in the accompanying exhibit thereto shall not be incorporated by reference into any filing with the SEC made by Nektar Therapeutics, whether made before or after the date thereof, regardless of any general incorporation language in such filing.

        Current Report on Form 8-K, filed January 26, 2004, announcing that Nektar Therapeutics and certain holders of its 3.5% convertible subordinated notes due 2007 completed an exchange and cancellation of $9,000,000 in aggregate principal amount of the 3.5% notes, for the issuance of 575,605 shares of common stock, in a privately negotiated transaction.

        Current Report on Form 8-K, dated February 2, 2004, announcing that Nektar Therapeutics issued a press release announcing results of the quarter and the year ended December 31, 2003. The information in that report, including the exhibit thereto, shall not be deemed "filed" for purposes of Section 18 of the 1934 Act, or otherwise subject to the liabilities of that Section or Sections 11 and 12(a)(2) of the 1933 Act. The information contained therein and in the accompanying exhibit thereto shall not be incorporated by reference into any filing with the SEC made by Nektar Therapeutics, whether made before or after the date thereof, regardless of any general incorporation language in such filing.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:
/s/ AJIT S. GILL
Ajit S. Gill
Chief Executive Officer, President and Director
Date:	March 5, 2004
By:
/s/ AJAY BANSAL
Ajay Bansal
Vice President, Finance and Administration and Chief Financial Officer
Date:	March 5, 2004

POWER OF ATTORNEY

        KNOW ALL PERSON BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ajit S. Gill and Ajay Bansal and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratify and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ AJIT S. GILL Ajit S. Gill	President, Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2004
/s/ ROBERT B. CHESS Robert B. Chess	Executive Chairman of the Board of Directors	March 5, 2004
/s/ AJAY BANSAL Ajay Bansal	Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	March 5, 2004
/s/ JOHN S. PATTON, PH.D. John S. Patton, Ph.D.	Founder, Chief Scientific Officer and Director	March 5, 2004

/s/ MICHAEL A. BROWN Michael A. Brown	Director	March 5, 2004
/s/ CHRISTOPHER A. KUEBLER Christopher A. Kuebler	Director	March 5, 2004
/s/ IRWIN LERNER Irwin Lerner	Director	March 5, 2004
/s/ MELVIN PERELMAN, PH.D. Melvin Perelman, Ph.D.	Director	March 5, 2004
/s/ SUSAN WANG Susan Wang	Director	March 5, 2004
/s/ ROY A. WHITFIELD Roy A. Whitfield	Director	March 5, 2004

Exhibit Index

Exhibit Number		Description of Documents
2.1	(1)	Agreement and Plan of Merger, dated June 4, 1998, by and between Inhale Therapeutic Systems, a California corporation, and Inhale Therapeutic Systems (Delaware), Inc., a Delaware corporation.
2.2	(15)	Recommended Offer, dated December 21, 2000, by Cazenove & Co. on behalf of Nektar Therapeutics for Bradford Particle Design plc.
2.3	(20)	Agreement and Plan of Merger and Reorganization, dated May 22, 2001, by and among Nektar Therapeutics, Square Acquisition Corp., Shearwater Corporation, Certain Shareholders of Shearwater Corporation and J. Milton Harris as Shareholders' Agent.
2.4	(20)	Amendment to Agreement and Plan of Merger and Reorganization, dated June 21, 2001, by and among Nektar Therapeutics, Square Acquisition Corp., Shearwater Corporation, J. Milton Harris, as Shareholders' Agent and a Designated Shareholder, and Puffinus, L.P.
3.1	(1)	Certificate of Incorporation of Inhale Therapeutic Systems (Delaware), Inc.
3.2	(1)	Bylaws of Nektar Therapeutics.
3.3	(13)	Certificate of Amendment of the Amended Certificate of Incorporation of Nektar Therapeutics.
3.4	(19)	Certificate of Designation of Series A Junior Participating Preferred Stock of Nektar Therapeutics.
3.5	(24)	Certificate of Designation of Series B Convertible Preferred Stock of Nektar Therapeutics.
3.6	(28)	Certificate of Ownership and Merger of Nektar Therapeutics.
4.1		Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.
4.2	(2)	Restated Investor Rights Agreement, dated April 29, 1993, as amended October 29, 1993, by and among Nektar Therapeutics and certain other persons named therein.
4.3	(3)	Stock Purchase Agreement, dated January 18, 1995, by and between Nektar Therapeutics and Pfizer Inc.
4.4	(8)	Form of Purchase Agreement, dated January 28, 1997, by and among Nektar Therapeutics and the individual Purchasers.
4.5	(9)	Stock Purchase Agreement, dated December 8, 1998, by and between Nektar Therapeutics and Capital Research and Management Company.
4.6	(11)	Purchase Agreement, dated October 6, 1999, by and among Nektar Therapeutics, Lehman Brothers Inc., Deutsche Bank Securities Inc. and U.S. Bancorp Piper Jaffray Inc.
4.7	(11)	Resale Registration Rights Agreement, dated October 13, 1999, by and among Nektar Therapeutics, Lehman Brothers Inc., Deutsche Bank Securities Inc. and U.S. Bancorp Piper Jaffray Inc.
4.8	(11)	Indenture, dated October 13, 1999, by and between Nektar Therapeutics, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.
4.9	(11)	Form of Registration Rights Agreement by and between Nektar Therapeutics and Alliance Pharmaceutical Corp.
4.10	(12)	Purchase Agreement, dated February 2, 2000, by and among Nektar Therapeutics, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Lehman Brothers Inc. and U.S. Bancorp Piper Jaffray Inc.
4.11	(12)	Resale Registration Rights Agreement, dated February 8, 2000, by and among Nektar Therapeutics, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Lehman Brothers Inc. and U.S. Bancorp Piper Jaffray Inc.
4.12	(12)	Indenture, dated February 8, 2000, by and between Nektar Therapeutics, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.
4.13	(28)	Specimen Common Stock certificate.
4.14	(14)	Specimen warrants to purchase shares of Common Stock.

4.15	(16)	Purchase Agreement, dated October 11, 2000, by and among Nektar Therapeutics, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Lehman Brothers Inc. and U.S. Bancorp Piper Jaffray Inc.
4.16	(16)	Resale Registration Rights Agreement, dated October 17, 2000, by and among Nektar Therapeutics, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities, Inc., Lehman Brothers Inc. and U.S. Bancorp Piper Jaffray Inc.
4.17	(16)	Indenture, dated October 17, 2000, by and between Nektar Therapeutics, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.
4.18	(19)	Rights Agreement, dated as of June 1, 2001, by and between Nektar Therapeutics and Mellon Investor Services LLC., as Rights Agent.
4.19	(19)	Form of Right Certificate.
4.20	(24)	Preferred Stock Purchase Agreement, dated January 7, 2002, by and between Nektar Therapeutics and Enzon Pharmaceuticals, Inc.
4.21	(27)	Common Stock Purchase Agreement, dated June 7, 2002, by and between Nektar Therapeutics and AFAC Equity L.P.
4.22	(27)	Common Stock Purchase Agreement, dated July 9, 2002, by and between Nektar Therapeutics and AFAC Equity L.P.
4.23	(26)	Common Stock Purchase Agreement, dated December 6, 2002, by and between Nektar Therapeutics and AFAC Equity L.P.
4.24	(30)	Purchase Agreement, dated June 25, 2003, by and among Nektar Therapeutics, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Lehman Brothers Inc., Friedman, Billings, Ramsey & Co. Inc. and SG Cowen Securities Corporation
4.25	(30)	Resale Registration Rights Agreement, dated June 30, 2003, by and among Nektar Therapeutics, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Lehman Brothers Inc., Friedman, Billings, Ramsey & Co. Inc. and SG Cowen Securities Corporation
4.26	(30)	Indenture, dated June 30, 2003, by and between Nektar Therapeutics and J.P. Morgan Trust Company, National Association, as trustee
4.27	(31)	Indenture, dated October 9, 2003, by and between Nektar Therapeutics and J.P. Morgan Trust Company, National Association, as trustee
4.28	(32)	Resale Registration Rights Agreement, dated October 9, 2003, by and among Nektar Therapeutics and the entities named therein
4.29	(31)	Form of Convertible Subordinated Note due 2010
4.30	(33)	First Supplemental Indenture, dated October 17, 2003, by and between Nektar Therapeutics and J.P. Morgan Trust Company, National Association, as trustee
10.1	(6)	Nektar Therapeutics' 1994 Non-Employee Directors' Stock Option Plan, as amended.
10.2	(29)	Nektar Therapeutics' 1994 Employee Stock Purchase Plan, as amended and restated.++
10.3	(2)	Standard Industrial Lease, dated September 17, 1992, as amended September 18, 1992, by and between Nektar Therapeutics and W.F. Batton & Co., Inc.
10.4	(2)	Addendum IV to Lease dated September 17, 1992, dated April 1, 1994, by and among Nektar Therapeutics, W.F. Batton and Marie A. Batton.
10.5	(5)	Amendment Agreement Number One to Lease dated September 17, 1992, dated October 20, 1995, by and between Nektar Therapeutics and W.F. Batton & Co., Inc.
10.6	(5)	Amendment Agreement Number Two to Lease dated September 17, 1992, dated November 15, 1995, by and among Nektar Therapeutics, W.F. Batton and Marie A. Batton, Trustees of the W.F. Batton and Marie A. Batton Trust UTA dated January 12, 1998 ("Batton Trust").
10.7	(10)	Amendment Agreement Number Three to Lease dated September 17, 1992, dated February 14, 1996, by and between Nektar Therapeutics and Batton Trust.

10.8		(10)	Amendment Agreement Number Four to Lease dated September 17, 1992, dated September 15, 1996, by and between Nektar Therapeutics and Batton Trust.
10.9		(2)	Sublicense Agreement, dated September 13, 1991, by and between Nektar Therapeutics and John S. Patton.++
10.10		(4)	Stock Purchase Agreement, dated March 1, 1996, by and between Nektar Therapeutics and Baxter World Trade Corporation.
10.11		(7)	Sublease and Lease Agreement, dated October 2, 1996, by and between Nektar Therapeutics and T.M.T. Associates L.L.C. ("Landlord").
10.12		(10)	First Amendment to Sublease and Lease Agreement dated October 2, 1996, dated October 30, 1996, by and between Nektar Therapeutics and Landlord.
10.13		(10)	Letter Agreement amending Sublease and Lease Agreement dated October 2, 1996, dated April 9, 1997, by and between Nektar Therapeutics and Landlord.
10.14		(10)	Third Amendment to Sublease and Lease Agreement dated October 2, 1996, dated April 16, 1997, by and between Nektar Therapeutics and Landlord.
10.15		(10)	Fourth Amendment to Sublease and Lease Agreement dated October 2, 1996, dated November 5, 1997, by and between Nektar Therapeutics and Landlord.
10.16		(12)	Sublease, dated November 3, 1999, by and between Webvan Group, Inc., as sublessor, and Nektar Therapeutics, as sublessee.
10.17		(14)	Nektar Therapeutics' 2000 Equity Incentive Plan, as amended.++
10.18		(14)	Nektar Therapeutics' Stock Option Agreement issued in accordance with Nektar Therapeutics' 2000 Equity Incentive Plan, as amended.++
10.19		(14)	Contribution Agreement, made and entered into as of September 14, 2000, by and among Nektar Therapeutics, Inhale 201 Industrial Road, L.P., a California limited partnership and Bernardo Property Advisors, Inc., a California corporation.
10.20		(14)	Agreement of Limited Partnership of Inhale 201 Industrial Road., L.P., a California limited partnership, made and entered into September 14, 2000, by and among SCIMED PROP III, Inc., a California corporation, as general partner, 201 Industrial Partnership, a California general partnership, as limited partner and Nektar Therapeutics, as limited partner.
10.21		(14)	Build-To-Suit Lease, made and entered into as of September 14, 2000, by and between Inhale 201 Industrial Road, L.P., a California limited partnership, as Landlord, and Nektar Therapeutics, as Tenant.
10.22		(14)	Amendment to Lease, dated October 3, 2000, by and between Inhale 201 Industrial Road, L.P., a California limited partnership, as Landlord, and Nektar Therapeutics, as Tenant.
10.23		(14)	Parking Lease Agreement, entered into as of September 14, 2000, by and between Inhale 201 Industrial Road, L.P., a California limited partnership, as Landlord, and Nektar Therapeutics, as Tenant.
10.24		(17)	Nektar Therapeutics' 2000 Non-Officer Equity Incentive Plan.++
10.25		(23)	Nektar Therapeutics 2000 Non-Officer Equity Incentive Plan Stock Option Agreement (Nonstatutory Stock Option).++
10.26		(23)	Nektar Therapeutics 2000 Non-Officer Equity Incentive Plan Stock Option Agreement (Nonstatutory (Unapproved) Stock Option).
10.27	+	(18)	Manufacturing and Supply Agreement, dated August 16, 2000, by and among Nektar Therapeutics, Tech Group North America and Bespak Europe, LTD.
10.28		(21)	The Bradford Particle Design plc Approved Employee Share Option Scheme.
10.29		(21)	Form of The Bradford Particle Design plc Approved Employee Share Option Scheme Option Certificate.
10.30		(21)	The Bradford Particle Design plc Unapproved Employee Share Option Scheme.
10.31		(21)	Form of The Bradford Particle Design plc Unapproved Employee Share Option Scheme Option Certificate.
10.32		(21)	Form of Agreement Granting an Enterprise Management Incentives Option.

10.33		(21)	Agreement Granting Options, dated November 5, 1999, by and between Mr. Joseph F. Bohan and Bradford Particle Design plc.
10.34		(21)	Agreement Granting Options, dated October 27, 2000, by and between Mr. Joseph F. Bohan and Bradford Particle Design plc.
10.35		(22)	Shearwater Corporation 1996 Nonqualified Stock Option Plan.
10.36		(22)	Amendment to the 1996 Nonqualified Stock Option Plan of Shearwater Corporation, effective May 22, 1998.
10.37		(22)	Second Amendment to the 1996 Nonqualified Stock Option Plan of Shearwater Corporation, effective February 26, 2000,.
10.38		(22)	Third Amendment to the 1996 Nonqualified Stock Option Plan of Shearwater Corporation, effective October 5, 2000.
10.39		(22)	Fourth Amendment to the 1996 Nonqualified Stock Option Plan of Shearwater Corporation, effective June 22, 2001.
10.40		(22)	Form of Shearwater Corporation Nonqualified Stock Option Agreement.
10.41		(22)	Form of June 2001 Amendment to Shearwater Corporation Nonqualified Stock Option Agreement.
10.42		(25)	Nektar Therapeutics 401(k) Retirement Plan.++
10.43		(25)	Non-Standardized Adoption Agreement No. 001 for use with Nektar Therapeutics 401(k) Retirement Plan.
10.44	+	(27)	Letter Agreement, dated July 31, 2002, by and between Nektar Therapeutics, and Douglas H. Altschuler.++
10.45		(26)	Letter Agreement, dated December 29, 2001 by and between Nektar Therapeutics and Dr. Arnold J. Repta.++
10.46		(26)	Nektar Therapeutics Severance Benefit Plan.++
10.47		(26)	Key Employee Agreement, dated June 29, 2001, by and between Nektar Therapeutics AL, Corporation and J. Milton Harris.++
21.1		(34)	Subsidiaries of Nektar Therapeutics.
23.1		(34)	Consent of Ernst & Young LLP, independent auditors.
24.1		(34)	Power of Attorney. Reference is made to signature page.
31.1		(34)	Certification of Nektar Therapeutics' principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2		(34)	Certification of Nektar Therapeutics' principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1		(34)	Section 1350 Certifications.

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

(16)
Incorporated by reference to Nektar Therapeutics' Registration Statement on Form S-3 (No. 333-53678), filed on January 12, 2001.

(17)
Incorporated by reference to Nektar Therapeutics' Registration Statement on Form S-8 (No. 333-103040), filed on February 7, 2003.

(18)
Incorporated by reference to Nektar Therapeutics' Annual Report on Form 10-K, as amended, for the year ended December 31, 2001.

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

(24)
Incorporated by reference to Nektar Therapeutics' Current Report on Form 8-K, filed on January 8, 2002.

(25)
Incorporated by reference to Nektar Therapeutics' Registration Statement on Form S-8 (No. 333-76638), filed on January 11, 2002.

(26)
Incorporated by reference to the indicated exhibit in Nektar Therapeutics' Annual Report on Form 10-K, as amended, for the year ended December 31, 2002.

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

(29)
Incorporated by reference to Nektar Therapeutics' Registration Statement on Form S-8 (No. 333-98321), filed on August 19, 2002.

(30)
Incorporated by reference to the indicated exhibit in Nektar Therapeutics' Current Report on Form 8-K, filed on July 2, 2003.

(31)
Incorporated by reference to the indicated exhibit in Nektar Therapeutics' Current Report on Form 8-K, filed on October 10, 2003.

(32)
Incorporated by reference to the indicated exhibit in Nektar Therapeutics' Current Report on Form 8-K, filed on November 3, 2003.

(33)
Incorporated by reference to the indicated exhibit in Nektar Therapeutics' Current Report on Form 8-K, filed on October 20, 2003.

(34)
Filed herewith.

QuickLinks

NEKTAR THERAPEUTICS 2003 ANNUAL REPORT ON FORM 10-K TABLE OF CONTENTS
PART I
  Item 1. Business
RISK FACTORS
EXECUTIVE OFFICERS OF THE REGISTRANT
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
NEKTAR THERAPEUTICS INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
NEKTAR THERAPEUTICS CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except per share information)
NEKTAR THERAPEUTICS CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share information)
NEKTAR THERAPEUTICS CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (in thousands)
NEKTAR THERAPEUTICS CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
NEKTAR THERAPEUTICS NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2003
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
  Item 9A. Controls and Procedures
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13 . Certain Relationships and Related Transactions
  Item 14. Principal Accountants Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
POWER OF ATTORNEY
Exhibit Index