Form 10-K/A
period 2003-12-31
NEKTAR THERAPEUTICS
filed 2004-04-14
CIK 906709

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

EXPLANATORY NOTE

        We are filing this amendment to our Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on March 5, 2004, for the purpose of (1) amending our risk factor contained in Item 1 with respect to the amount of our accumulated deficit; (2) amending Item 5; (3) amending Item 6; (4) amending Item 7; (5) amending Item 8 and (6) amending Item 15. On April 13, 2004, we filed a Current Report on Form 8-K with respect to the revision of our accounting for certain transactions and the related restatement of our 2003 audited consolidated financial statements (please see Note 1 to the financial statements). The filing of this Form 10-K/A Amendment No. 1 necessitated by the revision of our accounting for these transactions and the related restatement of our consolidated financial statements. Except as indicated above, no other information included in the Annual Report on Form 10-K is amended by this Form 10-K/A Amendment No. 1.

NEKTAR THERAPEUTICS

2003 ANNUAL REPORT ON FORM 10-K/A, Amendment No. 1

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

        All Nektar brand and product names that we use in connection with our company and our products are trademarks or registered trademarks of Nektar Therapeutics, in the United States and other countries. This Form 10-K/A, Amendment No. 1 contains additional trade names, trademarks and service marks of other companies. We do not intend our use or display of other parties' trade names, or trademarks or service marks to imply a relationship with, or endorsement or sponsorship of, us by these other parties.

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

        We have never had a profitable year and, through December 31, 2003, we have an accumulated deficit of approximately $615.2 million. We expect to continue to incur substantial and potentially increasing losses over at least the next few years as we expand our research and development efforts, testing activities and manufacturing operations, and as we further expand our late stage clinical and early commercial production facilities. Most of our potential products are in the early stages of development. Except for the approved products incorporating our Advanced PEGylation Technology, we have generated no revenues from product sales. Our revenues to date have consisted primarily of payments under short-term research and feasibility agreements and development contracts.

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

        Information regarding our equity compensation plans as of December 31, 2003 is disclosed in Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters and incorporated by reference from the definitive proxy statement for our 2004 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form under the heading "Equity Compensation Plan Information."

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

        In February 2004, in a limited number of privately negotiated transactions, certain holders of our outstanding 3% convertible subordinated notes due June 2010 (issued in October 2003) converted approximately $36.0 million in aggregate principal amount of such notes for shares of our common stock. The conversion price was $11.35 per share, for an aggregate of approximately 3.2 million shares of our common stock. In connection with the conversion, we agreed to pay $85.00 per $1,000 of the notes to be converted, for an aggregate payment of approximately $3.1 million. We recorded interest and other expense of approximately $4.2 million associated with this transaction. We issued the shares of common stock under an exemption from the registration requirement of the 1933 Act provided by Section 3(a)(9) of the 1933 Act.

        In January 2004, in a privately negotiated transaction, certain holders of our outstanding 3.5% Convertible Subordinated Notes due October 2007 completed an exchange and cancellation of $9.0 million in aggregate principal amount of the notes held by such holders, for the issuance of an aggregate of 575,605 shares of our common stock. We recorded interest and other expense of approximately $7.7 million associated with this transaction. We issued the shares of common stock under an exemption from the registration requirements of the 1933 Act provided by Section 3(a)(9) of the 1933 Act.

        In October 2003, in a limited number of privately negotiated transactions, certain holders of our outstanding 3.5% convertible subordinated notes due October 2007 exchanged and cancelled approximately $87.9 million in aggregate principal amount of the 3.5% notes, for the issuance of approximately $59.3 million in aggregate principal amount of newly issued 3% convertible subordinated notes due June 2010, pursuant to an exemption under Rule 506 and Section 3(a)(9) of the 1933 Act. The notes due June 2010 issued in the exchanges bear interest at a rate of 3% per annum and will mature in June 2010. The notes due June 2010 are convertible into shares of our Common Stock at the rate of approximately 88.1057 shares per $1,000 principal amount of notes, which is equivalent to an initial conversion price of $11.35 per share. The notes due June 2010 are redeemable in part or in total at any time before June 30, 2006 at a redemption price of $1,000 per $1,000 principal amount plus a provisional redemption exchange premium, payable in cash or shares of Common Stock, of $90.00 per $1,000 principal amount less the amount of any interest actually paid on such notes prior to the provisional redemption date, if the closing price of our Common Stock has exceeded 150% of the conversion price in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of mailing of the provisional redemption notice. The notes due June 2010 are also redeemable in part or in total at any time after June 30, 2006 by paying certain premiums on the notes based on the date of redemption. Interest on the notes due June 2010 is payable semi-annually on June 30 and December 30. Except pursuant to a limited pledge of collateral equal to the initial six payments of interest on the notes, the notes due June 2010 are subordinated to all of our present and future senior debt. The SEC declared effective a registration statement on Form S-3 (File No. 333-110677) registering the resale of these notes and the shares of common stock issuable upon conversion of the notes. In accordance with Accounting Principals Board ("APB") No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants," and Emerging Issues Task Force ("EITF") No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments," we recorded a gain on debt extinguishment of approximately $7.7 million and we recorded an increase to capital in excess of par value of approximately $19.2 million in connection with these transactions.

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

Item 6. Selected Consolidated Financial Data

SELECTED CONSOLIDATED FINANCIAL INFORMATION
(In thousands, except per share information)

        The selected consolidated financial data set forth below should be read together with the consolidated financial statements and related notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the other information contained herein.

	Years Ended December 31,
	2003	2002	2001	2000	1999
Statement of Operations Data:
Revenue:
Contract research revenue	$78,962	$76,380	$68,899	$51,629	$41,358
Product sales	27,295	18,465	8,569	—	—

Total revenue	106,257	94,845	77,468	51,629	41,358
Operating costs and expenses:
Cost of goods sold	14,678	7,020	4,169	—	—
Research and development	131,528	157,383	139,651	100,779	64,035
General and administrative	22,017	26,016	18,861	13,932	7,869
Purchased-in-process research and development	—	—	146,260	2,292	9,890
Amortization of other intangible assets	4,219	4,507	3,012	453	—
Amortization of goodwill(1)	—	—	22,478	312	48

Total operating costs and expenses	172,442	194,926	334,431	117,768	81,842
Loss from operations	(66,185)	(100,081)	(256,963)	(66,139)	(40,484)
Gain on debt extinguishment (as restated for 2003)	12,018	—	—	—	—
Debt conversion premium, net	—	—	—	(40,687)	—
Interest and other income (expense), net	(11,554)	(7,387)	6,955	9,423	2,036
Provision for income taxes	169	—	—	—	—

Net loss (as restated for 2003)	$(65,890)	$(107,468)	$(250,008)	$(97,403)	$(38,448)

Basic and diluted net loss per share (as restated for 2003)	$(1.18)	$(1.94)	$(4.71)	$(2.32)	$(1.13)
Shares used in computation of basic and diluted net loss per share(2)	55,821	55,282	53,136	41,998	34,016
	Years Ended December 31,
	2003	2002	2001	2000	1999
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$285,967	$293,969	$344,356	$484,841	$138,185
Working capital	259,641	247,324	301,642	462,840	122,239
Total assets	616,788	606,638	667,241	629,540	226,806
Long-term debt (excluding current portion)	43,642	35,021	37,130	20,118	4,895
Convertible subordinated notes and debentures	359,988	299,149	299,149	299,149	108,450
Accumulated deficit (as restated for 2003)	(615,235)	(549,345)	(441,877)	(191,869)	(94,466)
Total stockholders' equity	164,191	206,770	270,313	277,833	86,629

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

        In February 2004, in a limited number of privately negotiated transactions, certain holders of our outstanding 3% convertible subordinated notes due June 2010 (issued in October 2003) converted approximately $36.0 million in aggregate principal amount of such notes for shares of our common stock. The conversion price was $11.35 per share, for an aggregate of approximately 3.2 million shares of our common stock. In connection with the conversion, we agreed to pay $85.00 per $1,000 of the notes to be converted, for an aggregate payment of approximately $3.1 million. We recorded interest and other expense of approximately $4.2 million associated with this transaction. We issued the shares of common stock under an exemption from the registration requirement of the 1933 Act provided by Section 3(a)(9) of the 1933 Act.

        In January 2004, in a privately negotiated transaction, certain holders of our outstanding 3.5% Convertible Subordinated Notes due October 2007 completed an exchange and cancellation of $9.0 million in aggregate principal amount of the notes held by such holders, for the issuance of an aggregate of 575,605 shares of our common stock. We recorded interest and other expense of approximately $7.7 million associated with this transaction. We issued the shares of common stock under an exemption from the registration requirements of the 1933 Act provided by Section 3(a)(9) of the 1933 Act.

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

        The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share information):

	Years Ended December 31,
	2003	2002	2001
	(restated)
Net loss, as reported	$(65,890)	$(107,468)	$(250,008)
Add: stock-based employee compensation included in reported net loss	878	644	881
Deduct: total stock-based employee compensation expense determined under fair value methods for all awards	(34,675)	(35,605)	(58,758)

Pro forma net loss	$(99,687)	$(142,429)	$(307,885)

Net loss per share
Basic and diluted, as reported	$(1.18)	$(1.94)	$(4.71)
Basic and diluted, pro forma	$(1.79)	$(2.58)	$(5.79)

Results of Operations

Years Ended December 31, 2003, 2002 and 2001

        The following table summarizes the dollar and percentage changes in the line items on our Statements of Operations for 2003 compared to 2002 and for 2002 compared to 2001 (in thousands, except percentages).

	2003	2002	2001	Increase/ (Decrease) 2003 vs 2002	Increase/ (Decrease) 2002 vs 2001	Percentage Increase/ (Decrease) 2003 vs 2002	Percentage Increase/ (Decrease) 2002 vs 2001
Research revenue	78,962	76,380	68,899	2,582	7,481	3%	11%
Product revenue	27,295	18,465	8,569	8,830	9,896	48%	15%
Total revenue	106,257	94,845	77,468	11,412	17,377	12%	22%
Cost of goods sold	14,678	7,020	4,169	7,658	2,851	109%	68%
Product gross margin	12,617	11,445	4,400	1,172	7,045	10%	160%
Research and development	131,528	157,383	139,651	(25,855)	17,732	(16)%	13%
General and administrative	22,017	26,016	18,861	(3,999)	7,155	(15)%	38%
Purchased in-process R&D	—	—	146,260	—	(146,260)	N/A	N/A
Amortization of intangibles	4,219	4,507	3,012	(288)	1,495	(6)%	50%
Amortization of goodwill	—	—	22,478	—	(22,478)	N/A	N/A
Gain on debt extinguishment (as restated for 2003)	12,018	—	—	12,018	—	N/A	N/A
Other income/(expense)	983	(996)	(4,195)	1,979	3,199	199%	76%
Interest income	5,360	10,222	24,581	(4,862)	(14,359)	(48)%	(58)%
Interest expense	17,897	16,613	13,431	1,284	3,182	8%	24%

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

Amortization of goodwill

        There was no amortization of goodwill expenses for the years ended December 31, 2003 and 2002 as compared to $22.5 million for the year ended December 31, 2001. The decrease between the year ended December 31, 2002 and the year ended December 31, 2001 was associated with the adoption of SFAS 141, Business Combinations, and SFAS 142 Goodwill and Other intangible Assets, accounting standards on January 1, 2002 with respect to business combinations. No impairment charges have been recorded for the years ended December 31, 2003 or 2002. In accordance with SFAS 141 and 142, we discontinued the amortization of goodwill, which resulted in a decrease in reported net loss by approximately $31.6 million in 2002, as compared to the accounting prior to the adoption of SFAS 141 and 142. (See note 5, Goodwill and other Intangible Assets in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K/A, Amendment No. 1).

Gain on debt extinguishment

        For the year ended December 31, 2003, gain on debt extinguishment totaled $12.0 million. Gain on debt extinguishment included a $4.3 million gain from the repurchase of $20.5 million of 3.5% convertible subordinated notes due October 2007 for $16.2 million during the second quarter of 2003. Gain on debt extinguishment also included a $7.7 million gain from the exchange of $87.9 million of 3.5% convertible subordinated notes due October 2007 for the issuance of $59.3 million of newly issued 3% convertible subordinated notes due June 2010.

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

        Our operations used cash of $76.2 million for the year ended December 31, 2003 as compared to $75.0 million and $50.8 million for the years ended December 31, 2002 and 2001, respectively. For the year ended December 31, 2003, the $76.2 million cash used in operations primarily reflected the net loss of $65.9 million and the non-cash gain on debt extinguishment of $12.0 million. For the year ended December 31, 2002, the $75.0 million of cash used in operations primarily reflects the net loss of $107.5 million, partially offset by depreciation and other changes in our balance sheet. For the year ended December 31, 2001, the $50.8 million of cash used in operations primarily reflects our net loss of $250.0 million, partially offset by $146.3 million of IPR&D associated with our acquisitions, $22.5 million in amortization of goodwill expenses, depreciation and changes in the balance sheet.

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

        In October 2003, in a limited number of privately negotiated transactions, certain holders of our outstanding 3.5% convertible subordinated notes due October 2007 exchanged and cancelled approximately $87.9 million in aggregate principal amount of the 3.5% notes, for the issuance of approximately $59.3 million in aggregate principal amount of newly issued 3% convertible subordinated notes due June 2010. In accordance with APB No. 14, "Accounting for Covertible Debt and Debt Issued with Stock Purchase Warrants," and EITF No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments," we recorded a gain on debt extinguishment of approximately $7.7 million and we recorded an increase to capital in excess of par value of approximately $19.2 million in connection with these transactions.

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

        As discussed in Note 1, the Company has restated its consolidated financial statements for the year ended December 31, 2003.

        ERNST & YOUNG LLP

Palo Alto, California
February 19, 2004,
except for Note 1, as to which the date is April 13, 2004

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share information)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$64,050	$34,879
Short-term investments	221,917	259,090
Accounts receivable	6,153	4,370
Other current assets	14,378	12,650

Total current assets	306,498	310,989
Restricted investments	12,442	—
Property and equipment, net	149,388	143,452
Goodwill	130,120	130,120
Other intangible assets, net	10,963	15,470
Deposits and other assets	7,377	6,607

Total assets	$616,788	$606,638

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,074	$8,655
Accrued research and development	4,012	10,359
Accrued general and administrative	2,282	5,758
Accrued compensation	9,705	11,617
Short-term debt	288	466
Interest payable	2,436	3,762
Capital lease obligations—current	1,341	1,008
Deferred revenue	18,719	22,040

Total current liabilities	46,857	63,665
Convertible subordinated notes and debentures	359,988	299,149
Capital lease obligations—noncurrent	31,686	31,862
Other long-term liabilities	11,956	3,159
Accrued rent	2,110	2,033
Commitments and contingencies	—	—
Stockholders' equity:
Preferred Stock, 10,000 shares authorized
Series A, $0.0001 par value: 3,100 shares designated; no shares issued or outstanding at December 31, 2003 and December 31, 2002.	—	—
Convertible Series B, $0.0001 par value: 40 shares designated; 40 shares issued and outstanding at December 31, 2003 and December 31, 2002, Liquidation preference of $40,000 at December 31, 2003 and December 31, 2002.	—	—
Common stock, $0.0001 par value; 300,000 authorized; 56,197 shares and 55,553 shares issued and outstanding at December 31, 2003 and December 31, 2002, respectively.	6	6
Capital in excess of par value (as restated for December 31, 2003)	778,500	754,680
Deferred compensation	(38)	(239)
Accumulated other comprehensive income	958	1,668
Accumulated deficit (as restated for December 31, 2003)	(615,235)	(549,345)

Total stockholders' equity	164,191	206,770

Total liabilities and stockholders' equity	$616,788	$606,638

See accompanying notes.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information)

	Years Ended December 31,
	2003	2002	2001
Revenue:
Contract research revenue	$78,962	$76,380	$68,899
Product sales	27,295	18,465	8,569

Total revenue	106,257	94,845	77,468
Operating costs and expenses:
Cost of goods sold	14,678	7,020	4,169
Research and development	131,528	157,383	139,651
General and administrative	22,017	26,016	18,861
Purchased in-process research and development	—	—	146,260
Amortization of other intangible assets	4,219	4,507	3,012
Amortization of goodwill	—	—	22,478

Total operating costs and expenses	172,442	194,926	334,431

Loss from operations	(66,185)	(100,081)	(256,963)
Gain on debt extinguishment (as restated for 2003)	12,018	—	—
Other income/(expense), net	983	(996)	(4,195)
Interest income	5,360	10,222	24,581
Interest expense	(17,897)	(16,613)	(13,431)

Loss before provision for income taxes (as restated for 2003)	(65,721)	(107,468)	(250,008)
Provision for income taxes	169	—	—

Net loss (as restated for 2003)	$(65,890)	$(107,468)	$(250,008)

Basic and diluted net loss per share (as restated for 2003)	$(1.18)	$(1.94)	$(4.71)

Shares used in computing basic and diluted net loss per share	55,821	55,282	53,136

See accompanying notes.

NEKTAR THERAPEUTICS

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(in thousands)

	Preferred Shares
			Common Shares				Accumulated Other Comprehensive Income/(Loss)
		Par Value			Capital In Excess of Par Value	Deferred Compensation		Accumulated Deficit	Total Stockholders' Equity
	Shares		Shares	Par Value
Balance at January 1, 2001	—	—	47,374	$5	$465,593	$(1,827)	$5,981	$(191,869)	$277,883
Common stock issued upon exercise of stock options	—	—	855	—	6,048	—	—	—	6,048
Stock based compensation related to consultants	—	—	—	—	605	—	—	—	605
Shares issued associated with acquisition of Bradford Particle Design, Inc.	—	—	3,752	—	125,576	—	—	—	125,576
Shares issued associated with acquisition of Shearwater Corporation	—	—	3,113	—	114,240	—	—	—	114,240
Reversal of deferred compensation due to terminations	—	—	—	—	(23)	23	—	—	—
Amortization of deferred compensation	—	—	—	—	—	881	—	—	881
Other comprehensive income/(loss)	—	—	—	—	—	—	(4,912)	—	(4,912)
Net loss	—	—	—	—	—	—	—	(250,008)	(250,008)

Comprehensive loss	—	—	—	—	—	—	—	—	(254,920)

Balance at December 31, 2001	—	—	55,094	5	712,039	(923)	1,069	(441,877)	270,313
Common stock issued upon exercise of stock options	—	—	197	1	440	—	—	—	441
Preferred stock issued as part of Enzon Settlement	40	—	—	—	40,000	—	—	—	40,000
Stock based compensation related to consultants	—	—	—	—	306	—	—	—	306
Stock based compensation related to employee severance	—	—	—	—	95	—	—	—	95
Shares issued for retirement plans	—	—	121	—	960	—	—	—	960
Shares issued for services rendered	—	—	141	—	975	—	—	—	975
Reversal of deferred compensation due to terminations	—	—	—	—	(135)	135	—	—	—
Amortization of deferred compensation	—	—	—	—	—	549	—	—	549
Other comprehensive income/(loss)	—	—	—	—	—	—	599	—	599
Net loss	—	—	—	—	—	—	—	(107,468)	(107,468)

Comprehensive loss	—	—	—	—	—	—	—	—	(106,869)

Balance at December 31, 2002	40	—	55,553	6	754,680	(239)	1,668	(549,345)	206,770
Common stock issued upon exercise of stock options	—	—	362	—	1,959	—	—	—	1,959
Premium associated with newly issued convertible subordinated notes (as restated)	—	—	—	—	19,208	—	—	—	19,208
Stock based compensation related to consultants	—	—	—	—	178	—	—	—	178
Stock based compensation related to employee severance	—	—	—	—	677	—	—	—	677
Shares issued for employee stock purchase plan	—	—	140	—	595	—	—	—	595
Shares issued for retirement plans	—	—	142	—	1,203	—	—	—	1,203
Shares issued for services rendered	—	—	—	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	201	—	—	201
Other comprehensive income/(loss)	—	—	—	—	—	—	(710)	—	(710)
Net loss (as restated)	—	—	—	—	—	—	—	(65,890)	(65,890)

Comprehensive loss (as restated)	—	—	—	—	—	—	—	—	(66,600)

Balance at December 31, 2003 (as restated)	40	—	56,197	$6	$778,500	$(38)	$958	$(615,235)	$164,191

See accompanying notes.

NEKTAR THERAPEUTICS

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2003	2002	2001
Cash flows used in operating activities:
Net loss (as restated for 2003)	$(65,890)	$(107,468)	$(250,008)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt extinguishment (as restated for 2003)	(12,018)	—	—
Depreciation	12,279	12,645	12,648
Amortization of other intangible assets	4,507	4,507	3,012
Amortization of goodwill	—	—	22,478
Amortization of debt issuance costs	1,430	1,268	1,366
Amortization of deferred compensation	201	549	881
Issuance of common stock for retirement plans	1,203	960	—
Stock-based compensation for employee severence	677	95	—
Stock-based compensation for services rendered	178	1,281	604
Purchased in-process research and development	—	—	146,260
Gain on sale of assets	(92)	—	—
Loss on impairment of marketable equity securities	—	721	3,948
Changes in assets and liabilities:
(Increase)/decrease in accounts receivable, other current assets, and other assets	(2,325)	1,725	(4,238)
Increase/(decrease) in accounts payable and other accrued liablities	(12,984)	2,768	2,261
Increase/(decrease) in deferred revenue	(3,367)	5,974	10,014

Net cash used in operating activities	(76,201)	(74,975)	(50,774)

Cash flows from investing activities:
Purchases of short-term investments	(228,521)	(280,650)	(491,725)
Sales of short-term investments	56,762	117,804	157,514
Maturities of short-term investments	206,927	216,007	373,546
Purchase of restricted investments	(14,492)	—	—
Maturities of restricted investments	2,050	—	—
Acquisition of Shearwater, net of cash acquired and purchase price adjustments	—	3,443	(67,246)
Acquisition of Bradford, net of cash acquired	—	—	(14,805)
Disposal of property and equipment	92	39	—
Purchases of property and equipment	(18,746)	(16,327)	(34,321)

Net cash provided by/(used in) investing activities	4,072	40,316	(77,037)

Cash flows from financing activities:
Proceeds from loan and capital lease financing	12,363	1,146	17,653
Payments of loan and capital lease obligations	(3,537)	(2,863)	(1,089)
Issuance of convertible subordinated debentures, net of issuance costs	106,100	—	—
Repurchase of convertible subordinated debentures	(16,180)	—	—
Issuance of preferred stock	—	40,000	—
Issuance of common stock, net of issuance costs	2,554	441	6,049

Net cash provided by financing activities	101,300	38,724	22,613

Net increase/(decrease) in cash and cash equivalents	29,171	4,065	(105,198)
Cash and cash equivalents at beginning of period	34,879	30,814	136,012

Cash and cash equivalents at end of period	$64,050	$34,879	$30,814

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

        A reconciliation of previously reported net loss and net loss per share to the amounts adjusted for the exclusion of goodwill amortization as if we had adopted SFAS 142 on January 1, 2000, is as follows (in thousands, except per share information):

	For the Years Ended December 31,
	2003	2002	2001
	(restated)
Reported net loss	$(65,890)	$(107,468)	$(250,008)
Add back: goodwill amortization	—	—	21,886
Add back: assembled workforce amortization	—	—	592

Adjusted net loss	$(65,890)	$(107,468)	$(227,530)

Basic and diluted net loss per share
Reported net loss	$(1.18)	$(1.94)	$(4.71)
Add back: goodwill amortization	—	—	0.41
Add back: assembled workforce amortization	—	—	0.01

Adjusted net loss	$(1.18)	$(1.94)	$(4.29)

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

	For the Years Ended December 31,
	2003	2002	2001
	(restated)
Net loss	$(65,890)	$(107,468)	$(250,008)
Changes in net unrealized gains/(losses) on available for sale securities	(975)	(195)	(8,702)
Net unrealized losses/(gains) reclassified into earnings	(48)	241	3,948
Translation adjustment	313	553	(158)

Comprehensive loss	$(66,600)	$(106,869)	$(254,920)

        The components of accumulated other comprehensive income are as follows (in thousands):

	December 31,
	2003	2002
Unrealized gains on available-for-sale securities	$250	$1,273
Translation adjustment	708	395

Total accumulated other comprehensive income	$958	$1,668

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

        The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands, except per share information):

	Years Ended December 31,
	2003	2002	2001
	(restated)
Net loss, as reported	$(65,890)	$(107,468)	$(250,008)
Add: stock-based employee compensation included in reported net loss	878	644	881
Deduct: total stock-based employee compensation expense determined under fair value methods for all awards	(34,675)	(35,605)	(58,758)

Pro forma net loss	$(99,687)	$(142,429)	$(307,885)

Net loss per share
Basic and diluted, as reported	$(1.18)	$(1.94)	$(4.71)
Basic and diluted, pro forma	$(1.79)	$(2.58)	$(5.79)

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

Restatement

        We have restated our consolidated financial statements for the year ended December 31, 2003. The restatement consists of an adjustment to reduce the gain on debt extinguishment recorded in the fourth quarter of 2003 to comply with EITF 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments." The restatement had no impact on loss from operations in the statement of operations and had no impact on net cash used in operating activities in the statement of cash flows.

        The revision to the gain on debt extinguishment resulted from the need to apply the more appropriate accounting principles in EITF 96-19. We originally applied APB 26, "Early Extinguishment of Debt", in determining the amount of the gain related to the October 2003 convertible debt exchanges. After further evaluation, we determined that EITF 96-19 is the more appropriate accounting principle to apply. EITF 96-19 requires that the gain be computed using the fair value of the newly issued convertible debt, resulting in a revised gain of $7.7 million compared to the amount previously reported of $26.9 million due to the newly issued convertible debt publicly trading at a substantial premium to the principal amount of the notes. As revised, we have classified the premium associated with the newly issued convertible debt of $19.2 million as capital in excess of par value in the accompanying balance sheet, following the guidance in APB 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants".

        The effect of the adjustment on the year ended December 31, 2003 was to increase net loss by $19.2 million and $0.34 per share and to increase capital in excess of par by $19.2 million. The restatement had no impact on our cash position, revenue, operating expenses, or operating loss as previously reported for the fourth quarter and fiscal year ended December 31, 2003.

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

        For the year ended December 31, 2003, gain on debt extinguishment totaled $12.0 million. Gain on debt extinguishment included a $4.3 million gain from the repurchase of $20.5 million of 3.5% convertible subordinated notes due October 2007 for $16.2 million during the second quarter of 2003. Gain on debt extinguishment also included a $7.7 million gain recorded in the fourth quarter of 2003 from the exchange of $87.9 million of 3.5% convertible subordinated notes due October 2007 for the issuance of $59.3 million of newly issued 3% convertible subordinated notes due June 2010.

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

Reserved Shares

        At December 31, 2003, we have reserved shares of Common Stock for issuance as follows (in thousands):

Warrants to purchase Common Stock	56
Employee purchase plan	660
Convertible preferred stock	1,755
Convertible subordinated notes and debentures	19,106
Stock options	14,953
Shares reserved for retirement plans	38

Total	36,568

Note 12—Income Taxes

        For financial reporting purposes, "Loss before provision for income taxes," include the following components (in thousands):

	2003	2002	2001
	(restated)
Domestic	$(58,983)	$(99,884)	$(246,348)
Foreign	(6,738)	(7,584)	(3,660)

Total	$(65,721)	$(107,468)	$(250,008)

        As of December 31, 2003, we had a net operating loss carryforward for federal income tax purposes of approximately $349.5 million, which expires beginning in the year 2006. We had a state net operating loss carryforward of approximately $33.2 million, which expires beginning in 2004. We had a foreign net operating loss carryforward of approximately $12.6 million, which has an unlimited carryforward period.

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

        Income tax expense (benefit) related to continuing operations differs from the amounts computed by applying the statutory income tax rate of 34% to pretax loss as follows (in thousands):

	2003	2002	2001
	(restated)
U.S. federal taxes (benefit)
At statutory rate	$(22,345)	$(36,539)	$(85,003)
State taxes	169	—	—
Net operating losses not benefited	20,674	34,039	26,608
Investment impairment and non-deductible amortization	1,434	2,209	8,667
Non-deductible in-process research charge	—	—	49,728
Other	237	291	—

Total	$169	$—	$—

        Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets for federal and state income taxes are as follows (in thousands):

	December 31,
	2003	2002
	(restated)
Deferred tax assets:
Net operating loss carryforwards	$125,300	$105,900
Research and other credits	11,600	9,100
Capitalized research expenses	15,300	13,500
Deferred revenue	7,900	7,800
Depreciation	5,100	5,100
Other	16,600	12,200

Total deferred tax assets	181,800	153,600
Valuation allowance for deferred tax assets	(181,800)	(153,600)

Net deferred tax assets	$—	$—

        Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Because of our lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $28.2 million and $40.7 million during the years ended December 31, 2003 and 2002, respectively.

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

	Fiscal Year 2003				Fiscal Year 2002
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Contract research revenue	$18,393	$21,210	$19,624	$19,735	$21,301	$18,828	$18,800	$17,451
Product sales	$7,135	$6,538	$7,733	$5,889	$5,445	$3,423	$4,418	$5,179
Gross margin from product sales	$2,513	$2,830	$4,192	$3,082	$3,555	$1,750	$2,478	$3,662
Net loss (as restated for Q4 2003)	$(19,949)	$(13,039)	$(17,206)	$(15,696)	$(25,056)	$(24,817)	$(26,521)	$(31,074)
Basic and fully diluted net loss per share (as restated for Q4 2003)	$(0.36)	$(0.23)	$(0.31)	$(0.28)	$(0.45)	$(0.45)	$(0.48)	$(0.56)

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

        In February 2004, in a limited number of privately negotiated transactions, certain holders of our outstanding 3% convertible subordinated notes due June 2010 (issued in October 2003) converted approximately $36.0 million in aggregate principal amount of such notes for shares of our common stock. The conversion price was $11.35 per share, for an aggregate of approximately 3.2 million shares of our common stock. We recorded interest and other expense of approximately $4.2 million associated with this transaction. In connection with the conversion, we agreed to pay $85.00 per $1,000 of the notes to be converted, for an aggregate payment of approximately $3.1 million.

        In January 2004, in a privately negotiated transaction, certain holders of our outstanding 3.5% Convertible Subordinated Notes due October 2007 completed an exchange and cancellation of $9.0 million in aggregate principal amount of the notes held by such holders, for the issuance of an aggregate of 575,605 shares of our common stock. We recorded interest and other expense of approximately $7.7 million associated with this transaction. We issued the shares of common stock under an exemption from the registration requirements of the 1933 Act provided by Section 3(a)(9) of the 1933 Act.

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

  (2)
  Exhibits.

          Except as so indicated in Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference into, this Form 10-K/A, Amendment No. 1.

Exhibit Number		Description of Documents
2.1	(1)	Agreement and Plan of Merger, dated June 4, 1998, by and between Inhale Therapeutic Systems, a California corporation, and Inhale Therapeutic Systems (Delaware), Inc., a Delaware corporation.
2.2	(15)	Recommended Offer, dated December 21, 2000, by Cazenove & Co. on behalf of Nektar Therapeutics for Bradford Particle Design plc.
2.3	(20)	Agreement and Plan of Merger and Reorganization, dated May 22, 2001, by and among Nektar Therapeutics, Square Acquisition Corp., Shearwater Corporation, Certain Shareholders of Shearwater Corporation and J. Milton Harris as Shareholders' Agent.
2.4	(20)	Amendment to Agreement and Plan of Merger and Reorganization, dated June 21, 2001, by and among Nektar Therapeutics, Square Acquisition Corp., Shearwater Corporation, J. Milton Harris, as Shareholders' Agent and a Designated Shareholder, and Puffinus, L.P.
3.1	(1)	Certificate of Incorporation of Inhale Therapeutic Systems (Delaware), Inc.
3.2	(1)	Bylaws of Nektar Therapeutics.
3.3	(13)	Certificate of Amendment of the Amended Certificate of Incorporation of Nektar Therapeutics.
3.4	(19)	Certificate of Designation of Series A Junior Participating Preferred Stock of Nektar Therapeutics.
3.5	(24)	Certificate of Designation of Series B Convertible Preferred Stock of Nektar Therapeutics.
3.6	(28)	Certificate of Ownership and Merger of Nektar Therapeutics.
4.1		Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.
4.2	(2)	Restated Investor Rights Agreement, dated April 29, 1993, as amended October 29, 1993, by and among Nektar Therapeutics and certain other persons named therein.
4.3	(3)	Stock Purchase Agreement, dated January 18, 1995, by and between Nektar Therapeutics and Pfizer Inc.
4.4	(8)	Form of Purchase Agreement, dated January 28, 1997, by and among Nektar Therapeutics and the individual Purchasers.
4.5	(9)	Stock Purchase Agreement, dated December 8, 1998, by and between Nektar Therapeutics and Capital Research and Management Company.
4.6	(11)	Purchase Agreement, dated October 6, 1999, by and among Nektar Therapeutics, Lehman Brothers Inc., Deutsche Bank Securities Inc. and U.S. Bancorp Piper Jaffray Inc.
4.7	(11)	Resale Registration Rights Agreement, dated October 13, 1999, by and among Nektar Therapeutics, Lehman Brothers Inc., Deutsche Bank Securities Inc. and U.S. Bancorp Piper Jaffray Inc.
4.8	(11)	Indenture, dated October 13, 1999, by and between Nektar Therapeutics, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.
4.9	(11)	Form of Registration Rights Agreement by and between Nektar Therapeutics and Alliance Pharmaceutical Corp.
4.10	(12)	Purchase Agreement, dated February 2, 2000, by and among Nektar Therapeutics, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Lehman Brothers Inc. and U.S. Bancorp Piper Jaffray Inc.
4.11	(12)	Resale Registration Rights Agreement, dated February 8, 2000, by and among Nektar Therapeutics, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Lehman Brothers Inc. and U.S. Bancorp Piper Jaffray Inc.

4.12	(12)	Indenture, dated February 8, 2000, by and between Nektar Therapeutics, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.
4.13	(28)	Specimen Common Stock certificate.
4.14	(14)	Specimen warrants to purchase shares of Common Stock.
4.15	(16)	Purchase Agreement, dated October 11, 2000, by and among Nektar Therapeutics, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Lehman Brothers Inc. and U.S. Bancorp Piper Jaffray Inc.
4.16	(16)	Resale Registration Rights Agreement, dated October 17, 2000, by and among Nektar Therapeutics, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities, Inc., Lehman Brothers Inc. and U.S. Bancorp Piper Jaffray Inc.
4.17	(16)	Indenture, dated October 17, 2000, by and between Nektar Therapeutics, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.
4.18	(19)	Rights Agreement, dated as of June 1, 2001, by and between Nektar Therapeutics and Mellon Investor Services LLC., as Rights Agent.
4.19	(19)	Form of Right Certificate.
4.20	(24)	Preferred Stock Purchase Agreement, dated January 7, 2002, by and between Nektar Therapeutics and Enzon Pharmaceuticals, Inc.
4.21	(27)	Common Stock Purchase Agreement, dated June 7, 2002, by and between Nektar Therapeutics and AFAC Equity L.P.
4.22	(27)	Common Stock Purchase Agreement, dated July 9, 2002, by and between Nektar Therapeutics and AFAC Equity L.P.
4.23	(26)	Common Stock Purchase Agreement, dated December 6, 2002, by and between Nektar Therapeutics and AFAC Equity L.P.
4.24	(30)	Purchase Agreement, dated June 25, 2003, by and among Nektar Therapeutics, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Lehman Brothers Inc., Friedman, Billings, Ramsey & Co. Inc. and SG Cowen Securities Corporation
4.25	(30)	Resale Registration Rights Agreement, dated June 30, 2003, by and among Nektar Therapeutics, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Lehman Brothers Inc., Friedman, Billings, Ramsey & Co. Inc. and SG Cowen Securities Corporation
4.26	(30)	Indenture, dated June 30, 2003, by and between Nektar Therapeutics and J.P. Morgan Trust Company, National Association, as trustee
4.27	(31)	Indenture, dated October 9, 2003, by and between Nektar Therapeutics and J.P. Morgan Trust Company, National Association, as trustee
4.28	(32)	Resale Registration Rights Agreement, dated October 9, 2003, by and among Nektar Therapeutics and the entities named therein
4.29	(31)	Form of Convertible Subordinated Note due 2010
4.30	(33)	First Supplemental Indenture, dated October 17, 2003, by and between Nektar Therapeutics and J.P. Morgan Trust Company, National Association, as trustee
10.1	(6)	Nektar Therapeutics' 1994 Non-Employee Directors' Stock Option Plan, as amended.
10.2	(29)	Nektar Therapeutics' 1994 Employee Stock Purchase Plan, as amended and restated.++
10.3	(2)	Standard Industrial Lease, dated September 17, 1992, as amended September 18, 1992, by and between Nektar Therapeutics and W.F. Batton & Co., Inc.
10.4	(2)	Addendum IV to Lease dated September 17, 1992, dated April 1, 1994, by and among Nektar Therapeutics, W.F. Batton and Marie A. Batton.
10.5	(5)	Amendment Agreement Number One to Lease dated September 17, 1992, dated October 20, 1995, by and between Nektar Therapeutics and W.F. Batton & Co., Inc.

10.6	(5)	Amendment Agreement Number Two to Lease dated September 17, 1992, dated November 15, 1995, by and among Nektar Therapeutics, W.F. Batton and Marie A. Batton, Trustees of the W.F. Batton and Marie A. Batton Trust UTA dated January 12, 1998 ("Batton Trust").
10.7	(10)	Amendment Agreement Number Three to Lease dated September 17, 1992, dated February 14, 1996, by and between Nektar Therapeutics and Batton Trust.
10.8	(10)	Amendment Agreement Number Four to Lease dated September 17, 1992, dated September 15, 1996, by and between Nektar Therapeutics and Batton Trust.
10.9	(2)	Sublicense Agreement, dated September 13, 1991, by and between Nektar Therapeutics and John S. Patton.++
10.10	(4)	Stock Purchase Agreement, dated March 1, 1996, by and between Nektar Therapeutics and Baxter World Trade Corporation.
10.11	(7)	Sublease and Lease Agreement, dated October 2, 1996, by and between Nektar Therapeutics and T.M.T. Associates L.L.C. ("Landlord").
10.12	(10)	First Amendment to Sublease and Lease Agreement dated October 2, 1996, dated October 30, 1996, by and between Nektar Therapeutics and Landlord.
10.13	(10)	Letter Agreement amending Sublease and Lease Agreement dated October 2, 1996, dated April 9, 1997, by and between Nektar Therapeutics and Landlord.
10.14	(10)	Third Amendment to Sublease and Lease Agreement dated October 2, 1996, dated April 16, 1997, by and between Nektar Therapeutics and Landlord.
10.15	(10)	Fourth Amendment to Sublease and Lease Agreement dated October 2, 1996, dated November 5, 1997, by and between Nektar Therapeutics and Landlord.
10.16	(12)	Sublease, dated November 3, 1999, by and between Webvan Group, Inc., as sublessor, and Nektar Therapeutics, as sublessee.
10.17	(14)	Nektar Therapeutics' 2000 Equity Incentive Plan, as amended.++
10.18	(14)	Nektar Therapeutics' Stock Option Agreement issued in accordance with Nektar Therapeutics' 2000 Equity Incentive Plan, as amended.++
10.19	(14)	Contribution Agreement made and entered into as of September 14, 2000, by and among Nektar Therapeutics, Inhale 201 Industrial Road, L.P., a California limited partnership and Bernardo Property Advisors, Inc., a California corporation.
10.20	(14)	Agreement of Limited Partnership of Inhale 201 Industrial Road., L.P., a California limited partnership, made and entered into September 14, 2000, by and among SCIMED PROP III, Inc., a California corporation, as general partner, 201 Industrial Partnership, a California general partnership, as limited partner and Nektar Therapeutics, as limited partner.
10.21	(14)	Build-To-Suit Lease, made and entered into as of September 14, 2000, by and between Inhale 201 Industrial Road, L.P., a California limited partnership, as Landlord, and Nektar Therapeutics, as Tenant.
10.22	(14)	Amendment to Lease, dated October 3, 2000, by and between Inhale 201 Industrial Road, L.P., a California limited partnership, as Landlord, and Nektar Therapeutics, as Tenant.
10.23	(14)	Parking Lease Agreement, entered into as of September 14, 2000, by and between Inhale 201 Industrial Road, L.P., a California limited partnership, as Landlord, and Nektar Therapeutics, as Tenant.
10.24	(17)	Nektar Therapeutics' 2000 Non-Officer Equity Incentive Plan.++
10.25	(23)	Nektar Therapeutics 2000 Non-Officer Equity Incentive Plan Stock Option Agreement (Nonstatutory Stock Option).++
10.26	(23)	Nektar Therapeutics 2000 Non-Officer Equity Incentive Plan Stock Option Agreement (Nonstatutory (Unapproved) Stock Option).

10.27	+	(18)	Manufacturing and Supply Agreement, dated August 16, 2000, by and among Nektar Therapeutics, Tech Group North America and Bespak Europe, LTD.
10.28		(21)	The Bradford Particle Design plc Approved Employee Share Option Scheme.
10.29		(21)	Form of The Bradford Particle Design plc Approved Employee Share Option Scheme Option Certificate.
10.30		(21)	The Bradford Particle Design plc Unapproved Employee Share Option Scheme.
10.31		(21)	Form of The Bradford Particle Design plc Unapproved Employee Share Option Scheme Option Certificate.
10.32		(21)	Form of Agreement Granting an Enterprise Management Incentives Option.
10.33		(21)	Agreement Granting Options, dated November 5, 1999, by and between Mr. Joseph F. Bohan and Bradford Particle Design plc.
10.34		(21)	Agreement Granting Options, dated October 27, 2000, by and between Mr. Joseph F. Bohan and Bradford Particle Design plc.
10.35		(22)	Shearwater Corporation 1996 Nonqualified Stock Option Plan.
10.36		(22)	Amendment to the 1996 Nonqualified Stock Option Plan of Shearwater Corporation, effective May 22, 1998.
10.37		(22)	Second Amendment to the 1996 Nonqualified Stock Option Plan of Shearwater Corporation, effective February 26, 2000,.
10.38		(22)	Third Amendment to the 1996 Nonqualified Stock Option Plan of Shearwater Corporation, effective October 5, 2000.
10.39		(22)	Fourth Amendment to the 1996 Nonqualified Stock Option Plan of Shearwater Corporation, effective June 22, 2001.
10.40		(22)	Form of Shearwater Corporation Nonqualified Stock Option Agreement.
10.41		(22)	Form of June 2001 Amendment to Shearwater Corporation Nonqualified Stock Option Agreement.
10.42		(25)	Nektar Therapeutics 401(k) Retirement Plan.++
10.43		(25)	Non-Standardized Adoption Agreement No. 001 for use with Nektar Therapeutics 401(k) Retirement Plan.
10.44	+	(27)	Letter Agreement, dated July 31, 2002, by and between Nektar Therapeutics, and Douglas H. Altschuler.++
10.45		(26)	Letter Agreement, dated December 29, 2001 by and between Nektar Therapeutics and Dr. Arnold J. Repta.++
10.46		(26)	Nektar Therapeutics Severance Benefit Plan.++
10.47		(26)	Key Employee Agreement, dated June 29, 2001, by and between Nektar Therapeutics AL, Corporation and J. Milton Harris.++
10.48		(34)	Letter Agreement, dated January 28, 2003, by and between Nektar Therapeutics and Ajay Bansal.++
10.49		(34)	Employee Relocation Repayment Agreement, dated April 2, 2003, by Ajay Bansal.++
10.50		(34)	Addendum to the Offer of Employment, dated April 3, 2003, by and between Nektar Therapeutics and Ajay Bansal.
21.1		(35)	Subsidiaries of Nektar Therapeutics.
23.1		(36)	Consent of Ernst & Young LLP, independent auditors.
24.1		(36)	Power of Attorney. Reference is made to signature page.
31.1		(36)	Certification of Nektar Therapeutics' principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2		(36)	Certification of Nektar Therapeutics' principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	(36)	Section 1350 Certifications.

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

(34)
Incorporated by reference to the indicated exhibit in Nektar Therapeutics' Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(35)
Previously filed.

(36)
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

By:
/s/ AJIT S. GILL
Ajit S. Gill
Chief Executive Officer, President and Director
Date:	April 14, 2004
By:
/s/ AJAY BANSAL
Ajay Bansal
Vice President, Finance and Administration and Chief Financial Officer
Date:	April 14, 2004

POWER OF ATTORNEY

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ AJIT S. GILL Ajit S. Gill	President, Chief Executive Officer and Director (Principal Executive Officer)	April 14, 2004
/s/ * Robert B. Chess	Executive Chairman of the Board of Directors	April 14, 2004
/s/ AJAY BANSAL Ajay Bansal	Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	April 14, 2004
/s/ * John S. Patton, Ph.D.	Founder, Chief Scientific Officer and Director	April 14, 2004
/s/ * Michael A. Brown	Director	April 14, 2004
/s/ * Christopher A. Kuebler	Director	April 14, 2004
/s/ * Irwin Lerner	Director	April 14, 2004
/s/ * Melvin Perelman, Ph.D.	Director	April 14, 2004
/s/ * Susan Wang	Director	April 14, 2004
/s/ * Roy A. Whitfield	Director	April 14, 2004
*By:	/s/ AJIT S. GILL Ajit S. Gill Attorney-in-fact

Exhibit Index

Exhibit Number		Description of Documents
2.1	(1)	Agreement and Plan of Merger, dated June 4, 1998, by and between Inhale Therapeutic Systems, a California corporation, and Inhale Therapeutic Systems (Delaware), Inc., a Delaware corporation.
2.2	(15)	Recommended Offer, dated December 21, 2000, by Cazenove & Co. on behalf of Nektar Therapeutics for Bradford Particle Design plc.
2.3	(20)	Agreement and Plan of Merger and Reorganization, dated May 22, 2001, by and among Nektar Therapeutics, Square Acquisition Corp., Shearwater Corporation, Certain Shareholders of Shearwater Corporation and J. Milton Harris as Shareholders' Agent.
2.4	(20)	Amendment to Agreement and Plan of Merger and Reorganization, dated June 21, 2001, by and among Nektar Therapeutics, Square Acquisition Corp., Shearwater Corporation, J. Milton Harris, as Shareholders' Agent and a Designated Shareholder, and Puffinus, L.P.
3.1	(1)	Certificate of Incorporation of Inhale Therapeutic Systems (Delaware), Inc.
3.2	(1)	Bylaws of Nektar Therapeutics.
3.3	(13)	Certificate of Amendment of the Amended Certificate of Incorporation of Nektar Therapeutics.
3.4	(19)	Certificate of Designation of Series A Junior Participating Preferred Stock of Nektar Therapeutics.
3.5	(24)	Certificate of Designation of Series B Convertible Preferred Stock of Nektar Therapeutics.
3.6	(28)	Certificate of Ownership and Merger of Nektar Therapeutics.
4.1		Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.
4.2	(2)	Restated Investor Rights Agreement, dated April 29, 1993, as amended October 29, 1993, by and among Nektar Therapeutics and certain other persons named therein.
4.3	(3)	Stock Purchase Agreement, dated January 18, 1995, by and between Nektar Therapeutics and Pfizer Inc.
4.4	(8)	Form of Purchase Agreement, dated January 28, 1997, by and among Nektar Therapeutics and the individual Purchasers.
4.5	(9)	Stock Purchase Agreement, dated December 8, 1998, by and between Nektar Therapeutics and Capital Research and Management Company.
4.6	(11)	Purchase Agreement, dated October 6, 1999, by and among Nektar Therapeutics, Lehman Brothers Inc., Deutsche Bank Securities Inc. and U.S. Bancorp Piper Jaffray Inc.
4.7	(11)	Resale Registration Rights Agreement, dated October 13, 1999, by and among Nektar Therapeutics, Lehman Brothers Inc., Deutsche Bank Securities Inc. and U.S. Bancorp Piper Jaffray Inc.
4.8	(11)	Indenture, dated October 13, 1999, by and between Nektar Therapeutics, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.
4.9	(11)	Form of Registration Rights Agreement by and between Nektar Therapeutics and Alliance Pharmaceutical Corp.
4.10	(12)	Purchase Agreement, dated February 2, 2000, by and among Nektar Therapeutics, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Lehman Brothers Inc. and U.S. Bancorp Piper Jaffray Inc.
4.11	(12)	Resale Registration Rights Agreement, dated February 8, 2000, by and among Nektar Therapeutics, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Lehman Brothers Inc. and U.S. Bancorp Piper Jaffray Inc.
4.12	(12)	Indenture, dated February 8, 2000, by and between Nektar Therapeutics, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.
4.13	(28)	Specimen Common Stock certificate.
4.14	(14)	Specimen warrants to purchase shares of Common Stock.

4.15	(16)	Purchase Agreement, dated October 11, 2000, by and among Nektar Therapeutics, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Lehman Brothers Inc. and U.S. Bancorp Piper Jaffray Inc.
4.16	(16)	Resale Registration Rights Agreement, dated October 17, 2000, by and among Nektar Therapeutics, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities, Inc., Lehman Brothers Inc. and U.S. Bancorp Piper Jaffray Inc.
4.17	(16)	Indenture, dated October 17, 2000, by and between Nektar Therapeutics, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.
4.18	(19)	Rights Agreement, dated as of June 1, 2001, by and between Nektar Therapeutics and Mellon Investor Services LLC., as Rights Agent.
4.19	(19)	Form of Right Certificate.
4.20	(24)	Preferred Stock Purchase Agreement, dated January 7, 2002, by and between Nektar Therapeutics and Enzon Pharmaceuticals, Inc.
4.21	(27)	Common Stock Purchase Agreement, dated June 7, 2002, by and between Nektar Therapeutics and AFAC Equity L.P.
4.22	(27)	Common Stock Purchase Agreement, dated July 9, 2002, by and between Nektar Therapeutics and AFAC Equity L.P.
4.23	(26)	Common Stock Purchase Agreement, dated December 6, 2002, by and between Nektar Therapeutics and AFAC Equity L.P.
4.24	(30)	Purchase Agreement, dated June 25, 2003, by and among Nektar Therapeutics, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Lehman Brothers Inc., Friedman, Billings, Ramsey & Co. Inc. and SG Cowen Securities Corporation
4.25	(30)	Resale Registration Rights Agreement, dated June 30, 2003, by and among Nektar Therapeutics, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Lehman Brothers Inc., Friedman, Billings, Ramsey & Co. Inc. and SG Cowen Securities Corporation
4.26	(30)	Indenture, dated June 30, 2003, by and between Nektar Therapeutics and J.P. Morgan Trust Company, National Association, as trustee
4.27	(31)	Indenture, dated October 9, 2003, by and between Nektar Therapeutics and J.P. Morgan Trust Company, National Association, as trustee
4.28	(32)	Resale Registration Rights Agreement, dated October 9, 2003, by and among Nektar Therapeutics and the entities named therein
4.29	(31)	Form of Convertible Subordinated Note due 2010
4.30	(33)	First Supplemental Indenture, dated October 17, 2003, by and between Nektar Therapeutics and J.P. Morgan Trust Company, National Association, as trustee
10.1	(6)	Nektar Therapeutics' 1994 Non-Employee Directors' Stock Option Plan, as amended.
10.2	(29)	Nektar Therapeutics' 1994 Employee Stock Purchase Plan, as amended and restated.++
10.3	(2)	Standard Industrial Lease, dated September 17, 1992, as amended September 18, 1992, by and between Nektar Therapeutics and W.F. Batton & Co., Inc.
10.4	(2)	Addendum IV to Lease dated September 17, 1992, dated April 1, 1994, by and among Nektar Therapeutics, W.F. Batton and Marie A. Batton.
10.5	(5)	Amendment Agreement Number One to Lease dated September 17, 1992, dated October 20, 1995, by and between Nektar Therapeutics and W.F. Batton & Co., Inc.
10.6	(5)	Amendment Agreement Number Two to Lease dated September 17, 1992, dated November 15, 1995, by and among Nektar Therapeutics, W.F. Batton and Marie A. Batton, Trustees of the W.F. Batton and Marie A. Batton Trust UTA dated January 12, 1998 ("Batton Trust").
10.7	(10)	Amendment Agreement Number Three to Lease dated September 17, 1992, dated February 14, 1996, by and between Nektar Therapeutics and Batton Trust.

10.8		(10)	Amendment Agreement Number Four to Lease dated September 17, 1992, dated September 15, 1996, by and between Nektar Therapeutics and Batton Trust.
10.9		(2)	Sublicense Agreement, dated September 13, 1991, by and between Nektar Therapeutics and John S. Patton.++
10.10		(4)	Stock Purchase Agreement, dated March 1, 1996, by and between Nektar Therapeutics and Baxter World Trade Corporation.
10.11		(7)	Sublease and Lease Agreement, dated October 2, 1996, by and between Nektar Therapeutics and T.M.T. Associates L.L.C. ("Landlord").
10.12		(10)	First Amendment to Sublease and Lease Agreement dated October 2, 1996, dated October 30, 1996, by and between Nektar Therapeutics and Landlord.
10.13		(10)	Letter Agreement amending Sublease and Lease Agreement dated October 2, 1996, dated April 9, 1997, by and between Nektar Therapeutics and Landlord.
10.14		(10)	Third Amendment to Sublease and Lease Agreement dated October 2, 1996, dated April 16, 1997, by and between Nektar Therapeutics and Landlord.
10.15		(10)	Fourth Amendment to Sublease and Lease Agreement dated October 2, 1996, dated November 5, 1997, by and between Nektar Therapeutics and Landlord.
10.16		(12)	Sublease, dated November 3, 1999, by and between Webvan Group, Inc., as sublessor, and Nektar Therapeutics, as sublessee.
10.17		(14)	Nektar Therapeutics' 2000 Equity Incentive Plan, as amended.++
10.18		(14)	Nektar Therapeutics' Stock Option Agreement issued in accordance with Nektar Therapeutics' 2000 Equity Incentive Plan, as amended.++
10.19		(14)	Contribution Agreement, made and entered into as of September 14, 2000, by and among Nektar Therapeutics, Inhale 201 Industrial Road, L.P., a California limited partnership and Bernardo Property Advisors, Inc., a California corporation.
10.20		(14)	Agreement of Limited Partnership of Inhale 201 Industrial Road., L.P., a California limited partnership, made and entered into September 14, 2000, by and among SCIMED PROP III, Inc., a California corporation, as general partner, 201 Industrial Partnership, a California general partnership, as limited partner and Nektar Therapeutics, as limited partner.
10.21		(14)	Build-To-Suit Lease, made and entered into as of September 14, 2000, by and between Inhale 201 Industrial Road, L.P., a California limited partnership, as Landlord, and Nektar Therapeutics, as Tenant.
10.22		(14)	Amendment to Lease, dated October 3, 2000, by and between Inhale 201 Industrial Road, L.P., a California limited partnership, as Landlord, and Nektar Therapeutics, as Tenant.
10.23		(14)	Parking Lease Agreement, entered into as of September 14, 2000, by and between Inhale 201 Industrial Road, L.P., a California limited partnership, as Landlord, and Nektar Therapeutics, as Tenant.
10.24		(17)	Nektar Therapeutics' 2000 Non-Officer Equity Incentive Plan.++
10.25		(23)	Nektar Therapeutics 2000 Non-Officer Equity Incentive Plan Stock Option Agreement (Nonstatutory Stock Option).++
10.26		(23)	Nektar Therapeutics 2000 Non-Officer Equity Incentive Plan Stock Option Agreement (Nonstatutory (Unapproved) Stock Option).
10.27	+	(18)	Manufacturing and Supply Agreement, dated August 16, 2000, by and among Nektar Therapeutics, Tech Group North America and Bespak Europe, LTD.
10.28		(21)	The Bradford Particle Design plc Approved Employee Share Option Scheme.
10.29		(21)	Form of The Bradford Particle Design plc Approved Employee Share Option Scheme Option Certificate.
10.30		(21)	The Bradford Particle Design plc Unapproved Employee Share Option Scheme.
10.31		(21)	Form of The Bradford Particle Design plc Unapproved Employee Share Option Scheme Option Certificate.
10.32		(21)	Form of Agreement Granting an Enterprise Management Incentives Option.

10.33		(21)	Agreement Granting Options, dated November 5, 1999, by and between Mr. Joseph F. Bohan and Bradford Particle Design plc.
10.34		(21)	Agreement Granting Options, dated October 27, 2000, by and between Mr. Joseph F. Bohan and Bradford Particle Design plc.
10.35		(22)	Shearwater Corporation 1996 Nonqualified Stock Option Plan.
10.36		(22)	Amendment to the 1996 Nonqualified Stock Option Plan of Shearwater Corporation, effective May 22, 1998.
10.37		(22)	Second Amendment to the 1996 Nonqualified Stock Option Plan of Shearwater Corporation, effective February 26, 2000,.
10.38		(22)	Third Amendment to the 1996 Nonqualified Stock Option Plan of Shearwater Corporation, effective October 5, 2000.
10.39		(22)	Fourth Amendment to the 1996 Nonqualified Stock Option Plan of Shearwater Corporation, effective June 22, 2001.
10.40		(22)	Form of Shearwater Corporation Nonqualified Stock Option Agreement.
10.41		(22)	Form of June 2001 Amendment to Shearwater Corporation Nonqualified Stock Option Agreement.
10.42		(25)	Nektar Therapeutics 401(k) Retirement Plan.++
10.43		(25)	Non-Standardized Adoption Agreement No. 001 for use with Nektar Therapeutics 401(k) Retirement Plan.
10.44	+	(27)	Letter Agreement, dated July 31, 2002, by and between Nektar Therapeutics, and Douglas H. Altschuler.++
10.45		(26)	Letter Agreement, dated December 29, 2001 by and between Nektar Therapeutics and Dr. Arnold J. Repta.++
10.46		(26)	Nektar Therapeutics Severance Benefit Plan.++
10.47		(26)	Key Employee Agreement, dated June 29, 2001, by and between Nektar Therapeutics AL, Corporation and J. Milton Harris.++
10.48		(34)	Letter Agreement, dated January 28, 2003, by and between Nektar Therapeutics and Ajay Bansal.++
10.49		(34)	Employee Relocation Repayment Agreement, dated April 2, 2003, by Ajay Bansal.++
10.50		(34)	Addendum to the Offer of Employment, dated April 3, 2003, by and between Nektar Therapeutics and Ajay Bansal.++
21.1		(35)	Subsidiaries of Nektar Therapeutics.
23.1		(36)	Consent of Ernst & Young LLP, independent auditors.
24.1		(36)	Power of Attorney. Reference is made to signature page.
31.1		(36)	Certification of Nektar Therapeutics' principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2		(36)	Certification of Nektar Therapeutics' principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1		(36)	Section 1350 Certifications.

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

(34)
Incorporated by reference to the indicated exhibit in Nektar Therapeutics' Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(35)
Previously filed.

(36)
Filed herewith.

QuickLinks

NEKTAR THERAPEUTICS 2003 ANNUAL REPORT ON FORM 10-K/A, Amendment No. 1 TABLE OF CONTENTS
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