Form 10-Q
period 2004-03-31
NEKTAR THERAPEUTICS
filed 2004-05-06
CIK 906709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2004

or

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 83,534,745 as of April 30, 2004.

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

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share information)

	March 31, 2004	December 31, 2003
	(unaudited)	*
ASSETS

Current assets:
Cash and cash equivalents	$180,669	$64,050
Short-term investments	286,741	221,917
Accounts receivable	3,563	6,153
Other current assets	18,800	14,378
Total current assets	489,773	306,498

Restricted investments	—	12,442
Property and equipment, net	154,023	149,388
Goodwill	130,120	130,120
Other intangible assets, net	9,836	10,963
Deposits and other assets	3,383	7,377
Total assets	$787,135	$616,788

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$9,362	$8,074
Accrued research and development	3,486	4,012
Accrued general and administrative	2,862	2,282
Accrued compensation	7,493	9,705
Short-term debt	338	288
Interest payable	2,809	2,436
Capital lease obligations - current	1,405	1,341
Deferred revenue	21,783	18,719
Total current liabilities	49,538	46,857

Convertible subordinated notes and debentures	181,709	359,988
Capital lease obligations - noncurrent	31,070	31,686
Other long-term liabilities	11,750	11,956
Accrued rent	2,129	2,110

Commitments and contingencies

Stockholders' equity:
Preferred Stock, 10,000 shares authorized
Series A, $0.0001 par value: 3,100 shares designated; no shares issued or outstanding at March 31, 2004 and December 31, 2003.	—	—
Convertible Series B, $0.0001 par value: 40 shares designated; 20 and 40 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively; Liquidation preference of $19,945 and $40,000 at March 31, 2004 and December 31, 2003, respectively.	—	—
Common stock, $0.0001 par value; 300,000 authorized; 83,006 shares and 56,197 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively.	8	6
Capital in excess of par value	1,168,530	778,500
Deferred compensation	(3,718)	(38)
Accumulated other comprehensive income	1,354	958
Accumulated deficit	(655,235)	(615,235)
Total stockholders' equity	510,939	164,191
Total liabilities and stockholders' equity	$787,135	$616,788

(*)           The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date which are included in our Form 10-K/A. as amended, for the year ended December 31, 2003 as filed with the Securities and Exchange Commission. This balance sheet does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

(unaudited)

	Three-Months Ended March 31,
	2004	2003

Revenues:
Contract research revenue	$21,509	$18,393
Product sales	4,322	7,135
Total revenues	25,831	25,528

Operating costs and expenses:
Cost of goods sold	2,536	4,622
Research and development	34,020	32,141
General and administrative	4,422	5,178
Amortization of other intangible assets	981	1,127
Total operating costs and expenses	41,959	43,068

Loss from operations	(16,128)	(17,540)

Loss on extinguishment of debt	(9,258)	—
Other income/(expense), net	307	119
Interest income	1,246	1,624
Interest expense	(16,035)	(4,152)

Net loss before provision for income taxes	(39,868)	(19,949)

Provision for income taxes	132	—

Net loss	$(40,000)	$(19,949)

Basic and diluted net loss per share	$(0.64)	$(0.36)

Shares used in computing basic and diluted net loss per share	62,139	55,601

See accompanying notes.

NEKTAR THERAPEUTICS

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three-Months Ended March 31,
	2004	2003

Cash flows used in operating activities:
Net loss	$(40,000)	$(19,949)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,852	3,014
Amortization of other intangible assets	1,127	1,127
Amortization of debt issuance costs	322	318
Loss on extinguishment of debt	9,258	—
Non-cash compensation for employee retirement plans	217	259
Non-cash compensation for employee severance	60	—
Amortization of deferred compensation	236	111
Stock-based compensation for services rendered	185	22
Changes in assets and liabilities:
Decrease in accounts receivable, other current assets, and other assets	(2,337)	(1,808)
Decrease in accounts payable and other accrued liablities	(461)	(9,228)
Increase/(decrease) in deferred revenue	3,133	(13,771)
Net cash used in operating activities	(25,408)	(39,905)

Cash flows from investing activities:
Purchases of short-term investments	(162,383)	(54,733)
Sales of short-term investments	6,100	13,533
Maturities of short-term investments	92,140	70,125
Purchases of long-term investments	(28)	—
Maturities of long-term investments	12,470	—
Purchases of property and equipment	(7,487)	(2,331)
Net cash provided by/(used in) investing activities	(59,188)	26,594

Cash flows from financing activities:
Payments of loan and capital lease obligations	(541)	(354)
Repurchase of convertible subordinated notes	(460)	—
Issuance of common stock related to employee stock purchase plan	615	—
Issuance of common stock related to employee stock exercises	5,356	312
Issuance of common stock for sale to the public, net of issuance costs	196,245	—

Net cash provided by/(used in) financing activities	201,215	(42)

Net increase/(decrease) in cash and cash equivalents	116,619	(13,353)

Cash and cash equivalents at beginning of period	64,050	34,879

Cash and cash equivalents at end of period	$180,669	$21,526

See accompanying notes.

NEKTAR THERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(unaudited)

Note 1—Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

Nektar Therapeutics was originally incorporated in California in July 1990 under the name Inhale Therapeutic Systems, Inc.  We were reincorporated in Delaware in 1998.  On January 15, 2003 we changed our name from Inhale Therapeutic Systems, Inc. to Nektar Therapeutics.

We are working to become one of the world’s leading drug delivery products based companies by providing a portfolio of technologies and expertise that is intended to enable us and our pharmaceutical and biotechnology partners to improve drug performance throughout the drug development process.  We are focused on three main technologies: Nektar Advanced PEGylation Technology, Nektar Pulmonary Technology, and Nektar Supercritical Fluids Technology.

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

Principles of Consolidation

Our consolidated financial statements include the financial statements of our subsidiaries: Nektar Therapeutics AL, Corporation (“Nektar AL”), formerly Shearwater Corporation (“Shearwater”); Nektar Therapeutics UK, Ltd. (“Nektar UK”), formerly Bradford Particle Design Ltd.  (“Bradford”); Inhale Therapeutic Systems Deutschland Gmbh (“Inhale Germany”); Inhale 201 Industrial Road, L.P., a real estate partnership in San Carlos, and as of December 31, 2003, Shearwater Polymers, LLC, a real estate partnership in Alabama.

Our consolidated financial statements are denominated in U.S. dollars.  Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting our consolidated financial results.  The process by which each foreign subsidiary’s financial results are translated into U.S. dollars is as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates.  Translation of the balance sheet in this manner results in an accumulated other comprehensive gain/loss of the stockholders’ equity section.  To date such cumulative translation adjustments have not been material to our consolidated financial position.

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

Our customers are primarily pharmaceutical and biotechnology companies that are typically located in the U.S. and Europe.  Our accounts receivable balance contains trade receivables from product sales and collaborative research agreements.  At March 31, 2004, five customers represented approximately 93% of our accounts receivable, and at March 31, 2003 four customers represented approximately 81% of our accounts receivable.  We have not experienced significant credit losses from our accounts receivable or collaborative research agreements, and none are currently expected.  We perform a regular review of our customer’s payment history and credit risks and do not require collateral from our customers.

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

We are dependent on Pfizer, Inc. as a significant source of our revenue.  Contract research revenue from Pfizer represented 59% and 54% of our revenue for the three-month periods ended March 31, 2004 and 2003, respectively.  Since Pfizer advances the costs of research at the beginning of each quarter, Pfizer is not a significant component of our accounts receivable at March 31, 2004 or 2003.  The termination of this collaboration could have a material adverse effect on our financial position and results of operations.

Should the Pfizer collaboration be discontinued prior to the commercial launch of Exubera®, we will need to find alternative funding sources to replace the collaboration revenue and we will need to reassess the realizability of our capitalized assets.  Additionally, we may have to reimburse our contract manufacturers for their capital outlay to the extent that they cannot re-deploy their assets.  At the present time, it is not possible to estimate the loss that could occur as a result of these obligations.

Cash, Cash Equivalents and Investments

We consider all highly liquid investments with a maturity at the date of purchase of three months or less to be cash equivalents.  Cash and cash equivalents include demand deposits held in banks, interest bearing money market funds and repurchase agreements.  All other investments are classified as short-term investments.  Short-term investments consist of federal and municipal government securities, corporate bonds and commercial paper with A1 or P1 short-term ratings and A+ or better long-term ratings with remaining maturities at date of purchase of greater than 90 days and less than two years.

At March 31, 2004, all short-term investments are designated as available-for-sale and are carried at fair value, with unrealized gains and losses reported in stockholders’ equity as accumulated other comprehensive income/(loss).  Short-term investments are adjusted for amortization of premiums and accretion of discounts to maturity.  Such amortization is included in interest income.  Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities, if any, are included in other income/(expense).  The cost of securities sold is based on the specific identification method.  Interest and dividends on securities classified as available-for-sale are included in interest income.

Inventories

Inventories are included in other current assets on the balance sheet and consist primarily of raw materials, work-in-process and finished goods of Nektar AL.  Inventories are stated at the lower of cost (first-in, first-out method) or market.  Cost is computed on a currently adjusted standard basis, which approximates actual costs on a first-in, first-out basis.  Inventories include a reserve of $2.7 million and $1.6 million as of March 31, 2004 and December 31, 2003, respectively.  Reserves are determined using specific identification.  Inventories consist of the following (in thousands):

	March 31, 2004	December 31, 2003

Raw material	$5,329	$4,552
Work-in-process	388	433
Finished goods	6,826	3,574

Total	$12,543	$8,559

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

Goodwill

On January 1, 2002, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, we stopped the periodic amortization of goodwill and adopted a new policy for measuring goodwill for impairment.  No impairment of goodwill was recognized in connection with the adoption of this new policy.  We currently operate as a single reporting unit and all of our goodwill is associated with the entire company.  Under our new policy, goodwill is tested for impairment at least annually, or on an interim basis if an event occurs or circumstances change that would more-likely-than-not reduce the fair value below our carrying value.  Goodwill is tested for impairment using a two-step approach.  The first step is to compare our fair value to our carrying amount, including goodwill.  If the fair value is greater than the carrying amount, goodwill is not considered impaired and the second step is not required.  If the fair value is less than the carrying amount, the second step of the impairment test measures the amount of the impairment loss, if any.  The second step of the impairment test is to compare the implied fair value of goodwill to its carrying amount.  If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess.  The implied fair value of goodwill is calculated in the same manner that goodwill is calculated in a business combination, whereby the fair value is allocated to all of the assets and liabilities (including any unrecognized intangible assets) as if they had been acquired in a business combination and the fair value was the purchase price.  The excess “purchase price” over the amounts assigned to assets and liabilities would be the implied fair value of goodwill.

We perform our annual test as of October 1st of each year, which, to date, has not resulted in an impairment charge.  We will perform this test annually or more frequently if indicators of potential impairment exist.

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

Interest Rate Swap

As of March 31, 2004, we had approximately $5.7 million outstanding on a bank loan.  This loan is secured by our Nektar AL Discovery Drive facility in Alabama, which, as of March 31, 2004, had a net carrying value of approximately $6.1 million.  This loan originally had a variable rate of interest tied to the LIBOR index.  In November 2003, we entered into an interest rate swap agreement to limit our exposure to fluctuations in U.S. interest rates.  Our interest rate swap agreement effectively converts a portion of our debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense.  The swap is designated a cash flow hedge.  Under the terms of our swap arrangement, we will pay an initial effective interest rate of 5.17%.  This rate is variable based on changes in the LIBOR index, but only to a maximum of 7.05%.

This swap has been accounted for as a derivative subject to SFAS No. 133, Accounting for Derivatives and Hedging Activity.  Because there is still potential variability in our effective interest rate, this specific swap arrangement is not an effective hedge.  Accordingly, a liability and interest expense of $0.2 million was made to record the fair value of this derivative at December 31, 2003.  During the three-months ended March 31, 2004 we recorded additional liability and interest expense of $0.2 million to adjust the fair value of the derivative to its market value.  We estimate the fair value of the derivative based on pricing models using current market rates.  The fair value is adjusted on a quarterly basis, with an increase in interest rates generally resulting in a reduction in the liability and a decrease to interest expense, and a decrease in interest rates generally resulting in an increase to the liability and an increase in interest expense.  Upon maturity of the loan, any remaining liability will be reversed.

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive gain/loss.  Other comprehensive loss includes unrealized gains/losses on available-for-sale securities and translation adjustments.  The comprehensive loss consists of the following components (in thousands):

	Three Months Ended March 31,
	2004	2003

Net loss	$(40,000)	$(19,949)
Changes in net unrealized gains/(losses) on available for sale securities	41	(9)
Net unrealized gains reclassified into earnings	(23)	(18)
Translation adjustment	378	(163)
Comprehensive loss	$(39,604)	$(20,139)

The components of accumulated other comprehensive income are as follows (in thousands):

	March 31, 2004	December 31, 2003
Unrealized gains on available-for-sale securities	$268	$250
Translation adjustment	1,086	708
Total accumulated other comprehensive income	$1,354	$958

Stock-Based Compensation

We apply the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for those plans.  Under this opinion, no stock-based employee compensation expense is charged for options that were granted at an exercise price that was equal to the market value of the underlying common stock on the date of grant.  Pro forma information regarding net income and earnings per share is required by SFAS No. 123, as amended by SFAS No. 148, which also requires that the information be determined as if we had accounted for our employee stock options under the fair value method of that statement.  The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three-Months Ended March 31,
	2004	2003
Risk-free interest rate	3.1%	2.9%
Dividend yield	0.0%	0.0%
Volatility factor	0.487	0.795
Weighted average expected life	5 years	5 years

The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee, consultant, and director stock options.  However, we have presented the pro forma net loss and pro forma basic and diluted net loss per common share using the assumptions noted above.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands, except per share information):

	Three-Months Ended March 31,
	2004	2003
Net loss, as reported	$(40,000)	$(19,949)
Add: stock-based employee compensation included in reported net loss	236	111
Deduct: total stock-based employee compensation expense determined under fair value methods for all awards	(7,478)	(10,760)
Pro forma net loss	$(47,242)	$(30,598)

Earnings per share
Basic and diluted, as reported	$(0.64)	$(0.36)
Basic and diluted, pro forma	$(0.76)	$(0.55)

Stock compensation expense for options granted to non-employees has been determined in accordance with SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18 as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured.  The fair value of options granted to non-employees is re-measured as the underlying options vest.

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

Revenue from product sales is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable, and collectability is reasonably assured.  Allowances, if any, are established for uncollectible amounts, estimated product returns, and discounts.

Research and Development

Research and development costs are expensed as incurred and include salaries, benefits, and other operating costs.  We perform research and development for third parties pursuant to feasibility agreements and development and license agreements.  Under these feasibility agreements, we are generally reimbursed for the cost of work performed.  Feasibility agreements are designed to evaluate the applicability of our technologies to a particular molecule and therefore are generally completed in less than one year.  Under our development and license agreements, products developed using our technologies are commercialized with a collaborative partner.  Under these development and license agreements, we may be reimbursed for development costs, we may be entitled to milestone payments when and if certain development and/or regulatory milestones are achieved, and we may be compensated for the manufacture and supply of clinical and commercial products.  We may also receive royalties on sales of commercial products.  All of our research and development agreements are generally cancelable by the partner without significant financial penalty.

Net Loss Per Share

Basic net loss per share is calculated based on the weighted-average number of common shares outstanding during the periods presented, less the weighted-average shares outstanding which are subject to our right of repurchase.  Diluted earnings per share would give effect to the dilutive impact of common stock equivalents which consist of convertible preferred stock and convertible subordinated debt (using the as-if converted method), and stock options and warrants (using the treasury stock method).  Potentially dilutive securities have been excluded from the diluted earnings per share computations in all years presented as such securities would have an anti-dilutive effect on net loss per share due to our net loss for all periods presented.  Potentially dilutive securities included the following (in thousands):

	Three Months Ended March 31,
	2004	2003

Warrants	56	56
Options	14,756	14,934
Convertible preferred stock	875	1,755
Convertible debentures and notes	3,831	6,644

Total	19,518	23,389

Accounting for Income Taxes

We account for income taxes under SFAS No. 109, Accounting for Income Taxes.  Under SFAS No. 109, the liability method is used in accounting for income taxes.

Note 2 - Segment, Significant Customer, and Geographic Information

We report segments in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information.  SFAS No. 131 requires the use of a management approach in identifying segments of an enterprise.  We have multiple technologies, all of which are marketed to a common customer base (pharmaceutical and biotechnology companies which are typically located in the U.S. and Europe), and as such, we are organized and operate as one operating segment.

Our research revenue is derived primarily from clients in the pharmaceutical and biotechnology industries.  Revenue from one partner, Pfizer, Inc., represented 59% and 54% of our revenue for the three-month periods ended March 31, 2004 and 2003, respectively.  Product sales relate to the sale of our manufactured Advanced PEGylation Technology products by Nektar AL.

Our accounts receivable balance contains trade receivables from product sales and collaborative research agreements.  At March 31, 2004, five customers represented 93% of our accounts receivable and as of March 31, 2003 four customers represented 81% of accounts receivable.

We primarily receive contract research revenue from, and provide product sales to, customers located within the United States.  Revenues are from the following geographic areas (in thousands):

	Three-Months Ended March 31,
	2004	2003
Contract research revenue
United States	$21,394	$18,119
All other countries	115	274
Total contract research revenue	$21,509	$18,393

Product sales
United States	$3,168	$3,603
United Kingdom	203	14
Other European countries	368	3,379
All other countries	583	139
Total product sales	$4,322	$7,135

Note 3 – Financial Instruments

In June, July, and October 2003, we purchased an aggregate of approximately $14.8 million face value of zero coupon U.S. treasury securities pledged for the exclusive benefit of the holders of our 3% convertible subordinated notes due June 2010.  These securities were noted as restricted investments on our balance sheet and were classified as held-to-maturity.  In March 2004, we converted $133.3 million of 3% convertible subordinated notes due June 2010 into 11.7 million shares of common stock.  In connection with the conversion, we agreed to pay $75.00 per $1,000 of the notes to be converted, for an aggregate payment of approximately $10.0 million.  This amount was paid through the sale of these held-to-maturity pledged treasury securities.  As a result there were no held-to-maturity securities as of March 31, 2004.  The realized gain on these held-to-maturity securities of the date of sale was approximately $26,000.  The following is a summary of our operating cash, available-for-sale securities, and held-to-maturity securities as of March 31, 2004 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and Available-for-Sale Securities
Obligations of U.S. government agencies	$197,763	$147	$(15)	$197,895
U.S. corporate commercial paper	108,036	164	(37)	108,163
Obligations of U.S. corporations	82,765	46	(35)	82,776
Non U.S. corporate obligations	5,405	2	(5)	5,402
Repurchase agreements	57,412	—	—	57,412
Cash and other debt securities	15,762	—	—	15,762
	$467,143	$359	$(92)	$467,410

Amounts included in cash and cash equivalents	$180,669	$—	$—	$180,669
Amounts included in short-term investments (less than one year to maturity)	169,023	174	(20)	169,177
Amounts included in short-term investments (one to two years to maturity)	117,451	185	(72)	117,564
	$467,143	$359	$(92)	$467,410

The following is a summary of operating cash, held-to-maturity, and available-for-sale securities as of December 31, 2003 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Held-to-Maturity Securities
U.S. treasury securities	$12,442	$—	$—	$12,442

Cash and Available-for-Sale Securities
Obligations of U.S. government agencies	$138,404	$231	(74)	$138,561
U.S. corporate commercial paper	115,010	118	(26)	$115,102
Non U.S. corporate obligations	2,343	1	(1)	2,343
Repurchase agreements	9,083	—	—	9,083
Cash and other debt securities	20,878	—	—	20,878
	$285,718	$350	$(101)	$285,967

Amounts included in cash and cash equivalents	$64,049	$1	$—	$64,050
Amounts included in short-term investments (less than one year to maturity)	205,610	330	(89)	205,851
Amounts included in short-term investments (one to two years to maturity)	16,059	19	(12)	16,066
Amounts included in restricted investments	12,442	—	—	12,442
	$298,160	$350	$(101)	$298,409

Note 4 - Other Intangible Assets

The components of our other intangible assets at March 31, 2004, are as follows (in thousands, except for years):

	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net

Core technology	5	$8,100	$4,455	$3,645
Developed product technology	5	2,900	1,595	1,305
Intellectual property	5-7	7,301	4,541	2,760
Supplier and customer relations	5	5,140	3,014	2,126
Total		$23,441	$13,605	$9,836

Amortization expense related to other intangible assets totaled $1.1 million for both of the three-month periods ended March 31, 2004 and 2003. The following table shows expected future amortization expense for other intangible assets until they are fully amortized (in thousands):

Years Ending December 31,
Remainder of 2004	$3,380
2005	4,507
2006	1,949
Total	$9,836

Note 5 – Convertible Subordinated Debentures

In March 2004, we called for the full redemption of our outstanding 3% convertible subordinated notes due June 2010. The aggregate principal amount outstanding of the notes at the time of the call for redemption was approximately $133.3 million, all of which was converted into an aggregate of approximately 11.7 million shares of common stock prior to the redemption date.  In connection with the conversion, we agreed to pay $75.00 per $1,000 of the notes to be converted, for an aggregate payment of approximately $10.0 million.  This payment was recorded to interest expense.  In connection with this transaction, unamortized debt issuance costs of approximately $2.3 million were reclassified to common stock issuance costs.

In February 2004, certain holders of our outstanding 3% convertible subordinated notes due June 2010 converted approximately $36.0 million in aggregate principal amount of such notes for approximately 3.2 million shares of our common stock and a cash payment of approximately $3.1 million in the aggregate in privately negotiated transactions.  As a result of this transaction, we recognized a loss on debt extinguishment of approximately $1.5 million in accordance with SFAS No. 84, Induced Conversions of Convertible Debt.

In January 2004, certain holders of our outstanding 3.5% convertible subordinated notes due October 2007 completed an exchange and cancellation of $9.0 million in aggregate principal amount of the notes for the issuance of 575,605 shares of our common stock in a privately negotiated transaction.  As a result of this transaction, we recognized a loss on debt extinguishment of approximately $7.8 million in accordance with SFAS No. 84, Induced Conversions of Convertible Debt.

Note 6 - Commitments and Contingencies

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with the SFAS No. 5, Accounting for Contingencies, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, ruling, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to the legal matters pending against us, as well as adequate provisions for any probable and estimable losses. If any unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations of that period. We believe that, given our current liquidity and cash and investment balances, even if we receive an adverse judgment with respect to litigation that we are currently a party to, such judgment would not have a material impact on cash and investments or liquidity.

Note 7 – Guarantees and Indemnifications

The following is a summary of our agreements, which we have determined are within the scope of FASB Interpretation Number (“FIN”) 45.  The guarantees below are not subject to the initial recognition and measurement provisions of FIN No. 45 and accordingly, we have not recorded any liability for these agreements as of March 31, 2004, except as noted below.

Guarantee of Loan on Nektar AL Facility

The Church Street facility leased by our Alabama subsidiary is owned by Shearwater Polymers, LLC.  We paid $0.1 million each during the three-month periods ended March 31, 2004 and 2003 as rent to Shearwater Polymers, LLC, of which Dr. J. Milton Harris is a member.  Prior to March 4, 2004, Dr. Harris was one of our executive officers.  Shearwater Polymers, LLC is 4% owned by Nektar AL with the remaining 96% owned by Dr. Harris.  Both Nektar AL and Dr. Harris have jointly guaranteed the lease on the Nektar AL facility.  We have fully consolidated this entity in our consolidated financial statements since December 31, 2003.  As of March 31, 2004, principal remaining on this loan was $1.8 million.  The loan bears interest of 7.22% through May 2009, with a balloon payment of $1.1 million in June 2009 and is secured by the Church Street facility, which as of March 31, 2004 has a net carrying value of $2.3 million.  Our maximum exposure to loss with respect to Shearwater Polymers, LLC, at March 31, 2004 is the outstanding capital lease obligation of $1.8 million.

Indemnification of Directors, Executive Officers, Other Officers, Employees and Other Agents

As permitted under Delaware law, and as set forth in our Certificate of Incorporation and our Bylaws, we indemnify our directors, executive officers, other officers, employees, and other agents for certain events or occurrences that arose while in such capacity.  The maximum potential amount of future payments we could be required to make under this indemnification is unlimited; however, we have insurance policies that may limit our exposure and may enable us to recover a portion of any future amounts paid.  Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits and other policy provisions, we believe any obligations under this indemnification not material.  However, no assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case we may incur substantial liabilities as a result of these indemnification obligations.

Lease Restoration

We have several operating leases for our facilities in multiple locations.  In the event that we do not exercise our option to extend the term of these leases, we guarantee certain costs to restore the property to certain conditions in place at the time of each lease.  We believe the estimated fair value of these guarantees is minimal.

Strategic Alliance—Enzon

In January 2002, we announced a broad strategic alliance with Enzon Pharmaceuticals, Inc. that included a collaboration to develop three products using our Pulmonary Technology and/or Supercritical Fluids Technology.  Under the terms of the agreement, we are responsible for the development of drug formulations for the agreed upon pharmaceutical agents.  We are required to self-fund a portion of these costs.  As of March 31, 2004, we are required to fund $10.4 million in the coming years without reimbursement for research and development expenses.  To date these costs have been included in our research and development expenses.  After our funding requirement has been met, Enzon will provide research and development funding as well as milestone payments as the program progresses through clinical testing.

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

Security Agreement with Pfizer, Inc.

In connection with the Collaboration, Development, and License Agreement (“CDLA”) dated January 18, 1995 that we entered into with Pfizer, Inc., for the development of Exubera®, we entered into a Security Agreement pursuant to which our obligations under the CDLA and certain Manufacturing and Supply Agreements related to the manufacture and supply of powdered insulin and pulmonary inhaler devices for the delivery of powdered insulin, are secured.  Our default under any of these agreements triggers Pfizer’s rights with respect to property relating solely to, or property used or which will be used solely in connection with, the development, manufacture, use and sale of Exubera®, including proceeds from the sale or other disposition of the property.

Collaboration Agreements for Products Based on our Pulmonary Technology

As part of our collaboration agreements with our partners for the development, manufacture, and supply of products based on our Pulmonary Technology, we generally agree to defend, indemnify, and hold harmless our partners from and against third party liabilities arising out of the agreements, including product liability and infringement of intellectual property.  The term of these indemnification obligations is generally perpetual any time after execution of the agreements.  There is no limitation on the potential amount of future payments we could be required to make under these indemnification obligations.  We have never incurred costs to defend lawsuits or settle claims related to these indemnification obligations.  If any of our indemnification obligations is triggered, we may incur substantial liabilities.

License, Manufacturing and Supply Agreements for Products Based on our Advanced PEGylation Technology

As part of our license, manufacturing and supply agreements with our partners for the development and/or manufacture and supply of PEG reagents based on our Advanced PEGylation Technology, we generally agree to defend, indemnify and hold harmless our partners from and against third party liabilities arising out of the agreements, including product liability and infringement of intellectual property.  The term of these indemnification obligations is generally perpetual any time after execution of the agreements.  There is no limitation on the potential amount of future payments we could be required to make under these indemnification obligations.  We have never incurred costs to defend lawsuits or settle claims related to these indemnification obligations.  If any of our indemnification obligations is triggered, we may incur substantial liabilities.

Note 8 – Conversion of Preferred Stock

In connection with a strategic alliance with Enzon Pharmaceuticals, Inc., we entered into a Preferred Stock Purchase Agreement in January 2002, pursuant to which we sold to Enzon and Enzon purchased from us forty thousand (40,000) shares of non-voting Series B Convertible Preferred Stock at a purchase price of one thousand dollars ($1,000) per share for an aggregate purchase price of forty million dollars ($40,000,000). A Certificate of Designation filed with the Secretary of State of Delaware sets forth the rights, privileges and preferences of the Series B Convertible Preferred Stock. Pursuant to the Certificate of Designation, the Series B Convertible Preferred Stock does not have voting rights. The Series B Convertible Preferred Stock is convertible, in whole or in part, into that number of shares of our common stock (the “Conversion Shares”) equal to the quotient of $1,000 per share divided by the Conversion Price. The “Conversion Price” shall initially be equal to approximately $22.79 per share or 125% of the Closing Price and at no time can the Preferred Stock convert into shares of Common Stock at a discount to the Closing Price. The “Closing Price” equals $18.23 per share and was based upon the average of our closing bid prices as listed on the NASDAQ National Market for the twenty (20) trading days preceding the date of the closing of the transaction.

The Series B Convertible Preferred Stock is convertible at the option of the holder after the first anniversary of the original issuance of the Series B Convertible Preferred Stock (the “Original Issue Date”) or, if earlier, upon a Change in Control (as defined in the Certificate of Designation). Except with respect to an automatic conversion, the Conversion Price shall be equal to 125% of the Closing Price until the third anniversary of the Original Issue Date. Upon the third anniversary of the Original Issue Date, the Conversion Price shall be adjusted to be equal to either (i) the Closing Price, in the event that the average of the closing bid prices of our common stock as quoted on the NASDAQ National Market for the twenty (20) trading days preceding the third anniversary of the original issuance (the “Future Price”) is less than or equal to the Closing Price; (ii) the Future Price (as defined above) if the Future Price is greater than the Closing Price but less than 125% of the Closing Price; or (iii) 125% of the Closing Price if the Future Price is equal to or greater than 125% of the Closing Price.

During the three months ended March 31, 2004, Enzon converted an aggregate 20,055 shares of Series B Convertible Preferred Stock into an aggregate 880,085 shares of our common stock.  The conversion price was $22.79 per share, which represents a conversion rate of approximately 43.88 shares of common stock for each share of Series B Convertible Preferred Stock.  As of March 31, 2004 there were 19,945 shares of Series B Convertible Preferred Stock outstanding.

Note 9 – Issuance of Common Stock

In March 2004, we entered into an underwriting agreement with Lehman Brothers Inc. pursuant to which we sold 9.5 million shares of our common stock at a price of $20.71 per common share for proceeds of approximately $196.2 million, net of issuance costs.

Note 10 – Deferred Compensation

During the three months ended March 31, 2004, we issued restricted stock grants for 206,666 shares of our common stock to certain officers.  The purchase price of these restricted shares is $0.01 per share, whereas the fair market value of our common stock on the dates of grant ranged between $18.46 per share and $19.54 per share.  The restricted shares become fully vested over a period of 35 months.  In connection with these restricted stock grants, we recorded deferred compensation of $3.9 million, which represents the difference between the fair market value of our stock on the day of grant and the purchase price of $0.01 per share.  We will ratably expense the deferred compensation on a monthly basis over the vesting term of 35 months.  For the three months ended March 31, 2004, we recognized expense related to these restricted stock grants of approximately $0.2 million.

Note 11 – Subsequent Events

In April 2004, we restated our financial statements for the year ended December 31, 2003.  The restatement consists of an adjustment to reduce the gain on debt extinguishment recorded in the fourth quarter of 2003 to comply with EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments.  The restatement had no impact on loss from operations in the 2003 statement of operations and had no impact on net cash used in operating activities in the 2003 statement of cash flows.  The revision to the gain on debt extinguishment resulted from the need to apply the more appropriate accounting principles in EITF 96-19.  We originally applied APB No. 26, Early Extinguishment of Debt, in determining the amount of the gain related to convertible debt exchanges that occurred in October 2003.  After further evaluation, we determined that EITF 96-19 is the more appropriate accounting principle to apply.  EITF 96-19 requires that the gain be computed using the fair value of the newly issued convertible debt, resulting in a revised gain of $7.7 million compared to the amount previously reported of $26.9 million due to the newly issued convertible debt publicly trading at a substantial premium to the principal amount of the notes.  As revised, we have classified the premium associated with the newly issued convertible debt of $19.2 million as capital in excess of par value in the December 31, 2003 balance sheet, following the guidance in APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.  The effect of the adjustment on the year ended December 31, 2003 was to increase net loss by $19.2 million and $0.34 per share and to increase capital in excess of par by $19.2 million.

In April 2004, we called for redemption of all of our outstanding 6 ¾% convertible subordinated notes due October 2006.  Holders of all but $10,000 in principal amount converted their notes prior to the redemption date, resulting in the issuance of approximately 0.5 million shares of our common stock.  We redeemed the $10,000 in principal amount not converted into equity for cash in the amount of $10,000.  The aggregate amount of notes converted was approximately $7.8 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that involve risks and uncertainties. Such statements are marked with an asterisk (*).  Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section as well as factors under the heading “Risk Factors” at the end of this section.

Overview

We are working to become one of the world’s leading drug delivery products based companies by providing a portfolio of technologies and expertise that will enable us and our pharmaceutical and biotechnology partners to improve drug performance throughout the drug development process.  To date the revenues we have received from the sales of our products and in connection with our collaborative arrangements have been insufficient to meet our operating and other expenses and we believe this will continue to be the case for several years.  To date, except for sales from six products using Nektar Advanced PEGylation Technology, we have not sold any commercial products and do not anticipate receiving significant revenue from product sales or royalties in the near future.  The development of a successful product is dependent upon several factors that are outside of our control.  These include, among other things, the need to obtain regulatory approval to market these products and our dependence upon our collaborative partners.  As a result of these or other risks, potential products for which we have invested substantial amounts in research and development may never produce revenues or income.

We have generally been compensated for research and development expenses during initial feasibility work performed under collaborative arrangements for all three of our technologies: Nektar Advanced PEGylation Technology, Nektar Pulmonary Technology, and Nektar Supercritical Fluid Technology.  In a typical Advanced PEGylation Technology collaboration, we manufacture and supply the PEG reagents and receive manufacturing revenues and possible royalties from sales of the PEGylated commercial product.  Prior to commercialization of pulmonary delivery and advanced PEGylation products, we receive revenues from our partners for partial or full funding of research and development activities and progress payments upon achievement of certain developmental milestones.  In a typical Pulmonary Technology collaboration, our partner will provide the active pharmaceutical ingredient (the majority of which are already approved by the U.S. Food and Drug Administration (“FDA”) in another delivery form), fund clinical and formulation development, obtain regulatory approvals, and market the resulting commercial product.  We may manufacture and supply the drug delivery approach or drug formulation, and may receive revenues from drug manufacturing, as well as royalties from sales of most commercial products.  In addition, for products using our Pulmonary Technology, we may receive revenues from the supply of our device for the product along with revenues for any applicable drug processing or filling.  In addition to our partner-funded programs, we are applying our technologies independently through internal early-stage proprietary product development efforts.  To achieve and sustain profitable operations, we, alone or with others, must successfully develop, obtain regulatory approval for, manufacture, introduce, market, and sell products using our drug delivery and other drug delivery systems.  There can be no assurance that we can generate sufficient product or contract research revenue to become profitable or to sustain profitability.

To fund the substantial expense related to our research and development activities, we have had to raise significant amounts of capital through the sale of equity and convertible debt.  Our ability to meet the repayment obligations of our outstanding convertible debt, which as of March 31, 2004 totaled approximately $181.7 million in outstanding principal, is dependent upon our ability to develop successful products without unexpected significant delay or expense.  Even if we are successful in this regard, we may require additional capital to repay the debt obligations.

Because of the magnitude of the revenues and resulting gross margins we receive, we do not expect that sales of our currently marketed products will be sufficient for us to achieve profitability.  Our ability to achieve profitability is dependent on the approval of and successful marketing of products with significant markets, and for which we realize relatively higher royalties.

Recent Developments

In April 2004, we restated our financial statements for the year ended December 31, 2003.  The restatement consists of an adjustment to reduce the gain on debt extinguishment recorded in the fourth quarter of 2003 to comply with Emerging Issues Task Force (“EITF”) 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments.  The restatement had no impact on loss from operations in the statement of operations for 2003 and had no impact on net cash used in operating activities in the statement of cash flows for 2003.  The revision to the gain on debt extinguishment resulted from the need to apply the more appropriate accounting principles in EITF 96-19.  We originally applied Accounting Principles Board (“APB”) No. 26, Early Extinguishment of Debt, in determining the amount of the gain related to the October 2003 convertible debt exchanges.  After further evaluation, we determined that EITF 96-19 is the more appropriate accounting principle to apply.  EITF 96-19 requires that the gain be computed using the fair value of the newly issued convertible debt, resulting in a revised gain of $7.7 million compared to the amount previously reported of $26.9 million due to the newly issued convertible debt publicly trading at a substantial premium to the principal amount of the notes.  As revised, we have classified the premium associated with the newly issued convertible debt of $19.2 million as capital in excess of par value in the December 31, 2003 balance sheet, following the guidance in APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.  The effect of the adjustment on the year ended December 31, 2003 was to increase net loss by $19.2 million and $0.34 per share and to increase capital in excess of par by $19.2 million.

In April 2004, we called for redemption of all of our outstanding 6 ¾% convertible subordinated notes due October 2006.  Holders of all but $10,000 in principal amount converted their notes prior to the redemption date, resulting in the issuance of approximately 0.5 million shares of our common stock.  We redeemed the $10,000 in principal amount not converted into equity for cash in the amount of $10,000.  The aggregate amount of notes converted was approximately $7.8 million.

In March 2004, we entered into an underwriting agreement with Lehman Brothers Inc. pursuant to which we sold 9.5 million shares of our common stock at a price of $20.71 per common share for proceeds of approximately $196.2 million net of issuance costs.

In March 2004, we called for the full redemption of our outstanding 3% convertible subordinated notes due June 2010. The aggregate principal amount outstanding of the notes at the time of the call for redemption was $133.3 million, all of which was converted into an aggregate approximately 11.7 million shares of common stock prior to the redemption date.  In connection with the conversion, we agreed to pay $75.00 per $1,000 of the notes to be converted, for an aggregate payment of approximately $10.0 million.  This payment was recorded to interest expense.

In March 2004, we reported that Pfizer and Aventis announced that the European Medicines Evaluation Agency (“EMEA”)  accepted the filing of a marketing authorization application for Exubera®.  Pfizer and Aventis submitted the filing to seek approval to market Exubera for adult patients with type 1 and type 2 diabetes.  The two companies have been working with the U.S. Food and Drug Administration (“FDA”), to determine the appropriate timing for submission of the Exubera® new drug application in the U.S.  The determination of when, if ever, to file for marketing approval in the U.S. or any other market will be made by Pfizer and Aventis at their discretion.

Critical Accounting Estimates

On March 31, 2004, the Financial Accounting Standards Board (“FASB”) issued an exposure draft of proposed statement titled Share-Based Payment, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method.  We currently apply the recognition and measurement principles of APB Opinion No. 25.  Under this opinion, no stock-based employee compensation expense is charged for options that were granted at an exercise price that was equal to the market value of the underlying common stock on the date of grant.  Pro forma information regarding net income and earnings per share is required to be disclosed in the footnotes to our financials statements by Statement of Financial Accounting Standards (“SFAS”) No. 123, as amended by SFAS No. 148, as if we had accounted for our employee stock options under the fair value method of that statement.  The FASB will invite public comment regarding its proposed statement before issuing a final pronouncement, which is expected later this year.  As the proposed statement currently stands, it would become effective with our fiscal quarter ended March 31, 2005.  We monitor progress at the FASB and other developments with respect to the general issue of stock-based incentive compensation. In the future, should we expense the value of stock-based incentive compensation, either out of choice or due to new requirements issued by the FASB, and/or decide to alter our current employee compensation programs to provide other benefits in place of incentive stock options, we may have to recognize substantially more compensation expense. This could have a material adverse impact on our results of operations.

Results of Operations

Three-Month Periods Ended March 31, 2004 and 2003

Revenue

Revenue for the three-month period ended March 31, 2004 was approximately $25.8 million compared to approximately $25.5 million for the three-month period ended March 31, 2003, an increase of approximately 1%.  Contract research revenue included reimbursed research and development expenses as well as the amortization of deferred up-front signing and progress payments (milestone payments) received from our collaborative partners.  Contract revenue increased $3.1 million during the three- month period ended March 31, 2004 compared to the three-month period ended March 31, 2003 due to increased research activity for one of our partners.  Contract revenue for the three-month period ended March 31, 2004 included a $2 million termination fee paid to us by Aventis-Behring in connection with the termination of its collaboration with us, which was announced in November 2003. Contract revenues are expected to fluctuate from year to year, and future contract revenue is difficult to accurately predict.  The level of contract revenues depends in part upon future success in obtaining timely completion of feasibility studies, the continuation of existing collaborations, and achievement of milestones under current and future agreements.  Product sales accounted for approximately 17% of revenue for the three-month period ended March 31, 2004, as compared to approximately 28% for the three-month period ended March 31, 2003.  Product sales decreased $2.8 million during the three-month period ended March 31, 2004 compared to the three-month period ended March 31, 2003 due primarily to re-scheduling some PEG product sales from the first quarter to later quarters in 2004, as well as lower PEG demand for some of the partner marketed products. *

Costs of Goods Sold

Cost of goods sold is associated with product sales and was approximately $2.5 million for the three-month period ended March 31, 2004 or 59% of product revenue.  Cost of goods sold for three-month period ended March 31, 2003 was approximately $4.6 million or 65% of product revenue.  Cost of goods sold is highly influenced by the mix of products sold and their relative stage of commercial readiness.

Research and Development Expenses

Research and development expenses are associated with three general categories: (i) collaborative agreements under which spending is reimbursed by our partners; (ii) spending attributed to internally funded programs: and (iii) commercial readiness and infrastructure costs associated with commercial operations for our drug and third-party device manufacturing.  Research and development expenses were approximately $34.0 million for the three-month period ended March 31, 2004, as compared to approximately $32.1 million for the three-month period ended March 31, 2003.  The approximate 6% increase for the three-month period ended March 31, 2004 as compared to the three-month period ended March 31, 2003, was primarily due to increased headcount.  We expect research and development spending to continue to increase over the next few years as we attempt to increase the number of products we take through Phase I clinical testing and, in some cases, Phase II, before offering the products to our biopharmaceutical partners for commercialization. *

General and Administrative Expenses

General and administrative expenses are associated with administrative staffing, business development and marketing efforts.  General and administrative expenses were approximately $4.4 million and $5.2 million for the three-month periods ended March 31, 2004 and 2003, respectively.  The approximate 15% decrease for the three-month period ended March 31, 2004 as compared to the three-month period ended March 31, 2003, was primarily due to decreased headcount.

Loss on Debt Extinguishment

During the three-month period ended March 31, 2004, we recognized a loss on debt extinguishment in connection with two privately negotiated transactions to convert our outstanding convertible subordinated notes into shares of our common stock.  In January 2004, certain holders of our outstanding 3.5% convertible subordinated notes due October 2007 completed an exchange and cancellation of $9.0 million in aggregate principal amount of the notes for the issuance of 575,605 shares of our common stock in a privately negotiated transaction.  In February 2004, certain holders of our outstanding 3% convertible subordinated notes due June 2010 converted approximately $36.0 million in aggregate principal amount of such notes for approximately 3.2 million shares of our common stock and a cash payment of approximately $3.1 million in the aggregate in privately negotiated transactions.  As a result of these transactions, we recognized losses on debt extinguishment of approximately $7.8 million and $1.5 million, respectively, in accordance with SFAS No. 84, Induced Conversions of Convertible Debt.

Interest Income

Interest income was approximately $1.2 million for the three-month period ended March 31, 2004, as compared to approximately $1.6 million for the three-month period ended March 31, 2003.  The approximate $0.4 million decrease in interest income was due primarily to lower prevailing interest rates.

Interest Expense

Interest expense was approximately $16.0 million for the three-month period ended March 31, 2004, as compared to approximately $4.2 million for the three-month period ended March 31, 2003.  The approximate $11.8 million increase in interest expense was due primarily to the payment of approximately $12.7 million in interest payments made to certain holders of our outstanding 3.0% convertible subordinated notes due June 2010 which completed an exchange of $169.3 million in aggregate principal amount of the notes held by such holders for the issuance of approximately 14.9 million shares of our common stock.  This was partially offset by a decrease in interest expense due to the lower balance of convertible subordinated notes outstanding at March 31, 2004 as compared to March 31, 2003.  We expect interest expense to decrease as a result of the decrease in the outstanding balance of our convertible subordinated notes. *

Liquidity and Capital Resources

We have financed our operations primarily through public and private placements of our debt and equity securities, revenue from development contracts, product sales and short-term research and feasibility agreements, financing of equipment acquisitions and tenant improvements, and interest income earned on our investments of cash.  We do not utilize off-balance sheet financing arrangements as a source of liquidity or financing.  At March 31, 2004 we had cash, cash equivalents and short-term investments of approximately $467.4 million.

	As of March 31,
	2004	2003
	(in millions, except current ratio)

Cash, cash equivalents, and short-term investments	$467.4	$286.0
Current ratio	9.9:1	6.5:1

	Three Months Ended March 31,
	2004	2003
	(in millions)
Cash provided by/(used in)
Operating activities	$(25.4)	$(39.9)
Investing activities	$(59.2)	$26.6
Financing activities	$201.2	$—
Capital expenditures (included in investing activities above)	$(7.5)	$(2.3)

Our operations used cash of $25.4 million for the three-month period ended March 31, 2004 as compared to $39.9 million for the three-month period ended March 31, 2003.  The $14.5 million decrease in cash used in operating activities was due primarily to the timing of advance payments for contract research by Pfizer ($16.9 million), the loss on debt extinguishment ($9.3 million), and changes in our liabilities ($8.8 million), offset by the increased net loss ($20.1 million).

Cash flows used by investing activities was $59.2 million for the three-month period ended March 31, 2004 as compared to cash provided by investing activities of $26.6 million for the three-month period ended March 31, 2003.  Cash flows related to investing activities for the three-month periods ended March 31, 2004 and 2003 were affected primarily by the purchase, sale, and maturity of short-term investments.  The balance of short-term investments as of March 31, 2004 increased by $64.8 million as compared to December 31, 2003 because much of the proceeds from the sale of our securities was invested in short-term investments.  We purchased property and equipment of approximately $7.5 million and $2.3 million during the three-month periods ended March 31, 2004 and 2003, respectively.  The increase in purchased property and equipment of $5.2 million was primarily due to the expansion of our manufacturing facility in Alabama.

Cash flows provided by financing activities were $201.2 million for the three-month period ended March 31, 2004 compared to $0 for the three-month period ended March 31, 2003.  Cash flow provided by financing activities was primarily due to the sale of 9.5 million shares of our common stock at a price of $20.71 per common share for proceeds of approximately $196.2 million, net of issuance costs. In addition, cash received from employee exercises of stock options net of income taxes increased by approximately $5.8 million for the three-month period ended March 31, 2004 as compared to the three-month period ended March 31, 2003.

In March 2004, we called for the full redemption of our outstanding 3% convertible subordinated notes due June 2010. The aggregate principal amount outstanding of the notes at the time of the call for redemption was $133.3 million, all of which was converted into an aggregate approximately 11.7 million shares of common stock prior to the redemption date.  In connection with the conversion, we agreed to pay $75.00 per $1,000 of the notes to be converted, for an aggregate payment of approximately $10.0 million.  This payment was recorded to interest expense.

In February 2004, certain holders of our outstanding 3% convertible subordinated notes due June 2010 converted approximately $36.0 million in aggregate principal amount of such notes for approximately 3.2 million shares of our common stock and a cash payment of approximately $3.1 million in the aggregate in privately negotiated transactions.

As a result of the transactions related to convertible subordinated debt during the three month period ended March 31, 2004, our total contractual obligation with regard to convertible subordinated debt has decreased from $360.0 million at December 31, 2003 to $181.7 million at March 31, 2004.  As of March 31, 2004, we had approximately $181.7 million outstanding convertible subordinated notes and debentures, of which, $7.8 million and $173.9 million in principal amount will mature in 2006 and 2007, respectively.  As of December 31, 2003, we had approximately $360.0 million outstanding convertible subordinated notes and debentures, of which $7.7 million, $183.0 million and $169.3 million in principal amount would have matured in 2006, 2007 and 2010, respectively.

We may continue to seek additional capital through sales of our debt and/or equity securities, additional financing of equipment acquisitions, and tenant improvements.

Given our current cash requirements, we forecast that we will have sufficient cash to meet our net operating expense requirements for at least the next two years.  We plan to continue to invest in our growth and the need for cash will be dependent upon the timing of these investments.  Our capital needs will depend on many factors, including continued scientific progress in our research and development arrangements, progress with preclinical and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs of developing and the rate of scaling up each manufacturing operation of our technologies, the timing and cost of our late stage clinical and early commercial production facility, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, the need to acquire licenses to new technologies, and the status of competitive products.  Of our outstanding convertible subordinated notes and debentures as of March 31, 2004, $7.8 million, and $173.9 million will mature in 2006 and 2007, respectively.  We are not likely to be able to satisfy all of these obligations through cash flow generated by our operations.  To satisfy our long-term needs, we intend to seek additional funding, as necessary, from corporate partners and from the sale of securities.  Because we are an early stage biotechnology company, we do not qualify to issue investment grade debt or have access to certain credit facilities.  As a result, any financing we undertake will likely involve the issuance of equity, convertible debt instruments or high-yield debt to fund our working capital.  To date we have been primarily dependent upon equity and convertible debt financings for capital and have incurred substantial debt as a result of our issuances of subordinated notes and debentures that are convertible into our Common Stock.  Our substantial debt, the market price of our securities and the general economic climate, among other factors, could have material consequences for our financial position and could affect our sources of short-term and long-term funding.  There can be no assurance that additional funds, if and when required, will be available to us on favorable terms, if at all.

* This is a forward-looking statement that involves risks and uncertainties.  Our actual results could differ materially from those discussed here.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section as well as below under the heading “Risk Factors.”

Issuer Purchases of Equity Securities

There were no purchases of any class of our equity securities by us or any affiliate pursuant to any publicly announced repurchase plan.

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

If Pfizer does not file an NDA for approval of Exubera® in the U.S., if the FDA does not timely approve any NDA for Exubera®, if the European Medicines Evaluation Agency (“EMEA”) does not timely approve a marketing authorization application for Exubera®, or if our collaboration with Pfizer is discontinued prior to the commercial launch of Exubera®, then our financial position and results of operations will be significantly harmed.

We are developing with Pfizer an inhaleable version of insulin, Exubera®, for the treatment of Type 1 and Type 2 diabetes that will be administered using our Pulmonary Technology.  Exubera® is currently in extended Phase III clinical trials.  We currently depend on Pfizer as the source of a significant portion of our revenues.  For the three-month periods ended March 31, 2004 and 2003, revenue from Pfizer accounted for 59% and 54% of our revenue, respectively.  In March 2004, Pfizer and Aventis announced that the EMEA has accepted the filing of a marketing authorization application for Exubera®.  However, there can be no assurance that Exubera® will be approved for marketing and/or commercial use in the European Union (“E.U.”).  Delays in the filing of an Exubera® NDA will result in a delay in marketing approval in the U.S., and there can be no assurance that even if the NDA submission is filed, Exubera® will be approved for marketing and commercial use in the U.S.  Among the factors that may delay the filing or approval of the NDA, the approval by the EMEA to market Exubera® in the E.U., or the commercial launch of Exubera® in the U.S. or the E.U., or that may impact a decision to proceed at all with respect to any of the foregoing, are the following:

•      Pfizer is currently conducting studies to generate controlled long-term safety data with respect to Exubera®, in particular its effect on lung function, and the results of the studies may impact the filing of regulatory submissions or regulatory approvals.

•      Pfizer and its partner, Aventis, have been working with the FDA to determine the appropriate timing for submission of the Exubera® NDA in the U.S.  The results of any discussions with the FDA with respect to the requirements for and timing of the submission of an NDA may impact the filing or approval of the NDA.

•      We may experience difficulties with respect to the processing of the dry powder formulation of inhaleable insulin, and the filling and packaging of the inhaleable insulin powder for Exubera®.  We may not be able to transfer the filling and packaging technology to Pfizer for the large-scale commercial production of Exubera®.

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

We intend to seek future collaborative relationships with pharmaceutical and biotechnology partners to fund some clinical trials and other development expenses associated with the development and commercialization of products developed through our Proprietary Products Group.  We may not be able to negotiate acceptable collaborative arrangements in the future with respect to these products, and any arrangements we do negotiate may not be successful.  If we fail to establish these collaborative relationships, we will have expended significant funds of our own in developing these products, and not get a return on our investment.  We may then be required to undertake further development, marketing, and manufacturing of these products at our own expense or discontinue or reduce these activities altogether.  As a result, failure to establish successful collaborative relationships for these products with pharmaceutical and biotechnology partners will cause our financial results to suffer and could delay or terminate the development of such products.

If our drug delivery technologies are not commercially feasible, then our revenues and results of operations will be impacted negatively.

We are in an early stage of development with respect to many of our products.  There is a risk that our technologies will not be commercially feasible.  Even if our technologies are commercially feasible, they may not be commercially accepted across a range of large and small molecule drugs.  We have tested 13 drug formulations based on our Pulmonary Technology in humans.  None of the products using our Pulmonary Technology has been approved for marketing; Exubera® is in Phase III in the U.S., and Pfizer and Aventis have filed a marketing authorization application for Exubera® with the EMEA; and some other products are in Phase I clinical trials.  Our Advanced PEGylation Technology has been incorporated in five products that the FDA has approved for marketing and one additional product approved in Europe, and 10 others are in clinical trials.  Our Supercritical Fluid Technology is also primarily in an early stage of feasibility.  Our potential products require extensive research, development and preclinical and clinical testing.  Our potential products also may involve lengthy regulatory reviews and require regulatory approval before they can be sold.  We do not know if, and cannot provide assurance that, any of our potential products will prove to be safe and effective, accomplish the objectives that we and our collaborative partners are seeking through the use of our technologies, meet regulatory standards or continue to meet such standards if already approved.  There is a risk that we, and our collaborative partners, may not be able to produce any of our potential products in commercial quantities at acceptable costs, or market them successfully.  Failure to achieve commercial feasibility, demonstrate safety, achieve clinical efficacy, obtain regulatory approval or, together with partners, successfully market products will negatively impact our revenues and results of operations.

If our research and development efforts are delayed or unsuccessful, then we will experience delay or be unsuccessful in having our products commercialized, and our business will suffer.

Except for products using our Advanced PEGylation Technology that have already been approved by the FDA or other regulatory agencies, our product candidates are still in research and development, including preclinical testing and clinical trials.  Preclinical testing and clinical trials are long, expensive and uncertain processes.  It may take us, or our collaborators several years to complete this testing, and failure can occur at any stage in the process.  Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful.  A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later stage clinical trials, even after promising results in earlier trials.

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

We, or our collaborative partners, may not be able to prove that potential products using our drug delivery technologies are safe.  Our products require lengthy laboratory, animal and human testing.  Many of our products are in preclinical testing or the early stage of human testing.  Since many of our products are in an early stage of testing and have not completed clinical trials, we cannot be certain that these products, and our technology that developed these products, are safe or will not produce unacceptable adverse side effects.  The safety of our formulations will vary with each drug and the ingredients used in our formulation.  If any product is found not to be safe, the product will not be approved for marketing or commercialization.

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

•      accurate unit dose packaging of dry powder; and

•      moisture resistant packaging.

Since our Pulmonary Technology is still in development and is yet to be used in commercialized products, we cannot be certain that we will be able to develop reproducible dosing of any potential product.  The failure to do so would mean that we would not consider such a product a good candidate for development and commercialization.

If we or our partners do not obtain regulatory approval for our products on a timely basis, then our revenues and results of operations may be affected negatively.

There is a risk that we, or our partners, will not obtain regulatory approval (which in some countries includes pricing approval) for our unapproved products on a timely basis, or at all.  Our unapproved products must undergo rigorous animal and human testing and an extensive FDA mandated or equivalent foreign authorities’ review process.  This process generally takes a number of years and requires the expenditure of substantial resources.  The time required for completing such testing and obtaining such approvals is uncertain.  The FDA and other U.S. and foreign regulatory agencies also have substantial discretion to terminate clinical trials, require additional testing, delay or withhold registration and marketing approval and mandate product withdrawals including recalls.  The FDA has approved for marketing five products using our Advanced PEGylation Technology for specific uses in the United States.  Further, another product using our Advanced PEGylation Technology has been approved in Europe.  Even though our partners have obtained regulatory approval for some of our products, these products and our manufacturing processes are subject to continued review by the FDA and other regulatory authorities.  Even if our partners receive regulatory approval of a product, the approval may limit the indicated uses for which our partners may market the product.  In addition, our partners’ marketed products, our manufacturing facilities and we, as the manufacturer in certain instances, will be subject to continual review and periodic inspections.  Later discovery from such review and inspection of previously unknown problems may result in restrictions on our partners’ products or on us, including withdrawal of our partners’ products from the market.  The failure to obtain timely regulatory approval of our partners’ products, any product marketing limitations or a product withdrawal would negatively impact our revenues and results of operations.

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

Nektar Pulmonary Technology

Except for the one product incorporating our Pulmonary Technology that has been filed for approval in Europe, all of the drug formulations, which incorporate our Pulmonary Technology, are in various stages of human clinical trials or feasibility testing

Powder Processing.     We have no experience manufacturing powder products for commercial purposes.  With respect to drugs based on our Pulmonary Technology, we have only performed powder processing on the scale needed for testing formulations, and for early stage and larger clinical trials.  We may encounter manufacturing and control problems as we attempt to scale-up powder processing facilities.  We may not be able to achieve such scale-up in a timely manner or at a commercially reasonable cost, if at all, and the powder processing system we implement may not be applicable for other drugs.  Our failure to solve any of these problems could delay or prevent some late stage clinical testing and commercialization of our products and could negatively impact our revenues and results of operations.

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

In addition to our inhaler device being used with Exubera®, we are developing a breath actuated compact dry powder inhaler device (“DPI”).  We are developing the DPI device to be appropriate for the delivery of either large or small molecules for short-term use.  We face many unique technical challenges in developing the DPI device to work with a broad range of drugs, producing the DPI device in sufficient quantities and adapting the DPI device to different powder formulations.  Our DPI device is still in clinical testing and production scale-up work is ongoing.  Further design and development will be required to obtain regulatory approval for the DPI device, enable commercial manufacturing, insure field reliability or manage other issues that may be important to its commercial success. Such additional design and development work may lead to a delay in efforts to seek regulatory approval for any product that incorporates the DPI device, or could delay the timeframe within which the device could be ready for commercial launch.  There is a risk that we will not successfully achieve any of these challenges.  Our failure to overcome any of these challenges would negatively impact our revenues and results of operations.

We depend on sole or exclusive suppliers for our pulmonary inhaler devices, bulk active pharmaceutical ingredients and PEG polymer chains and if such suppliers fail to supply when required, then our product development efforts may be delayed or unsuccessful and our commercial supply obligations may be compromised.

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

For the most part, we obtain the bulk active pharmaceutical ingredients we use to manufacture products using our technologies from sole or exclusive sources of supply.  For example, with respect to our source of bulk insulin, we have entered into a collaborative agreement with Pfizer that has, in turn, entered into an agreement with Aventis to manufacture regular human insulin.  Under the terms of their agreement, Pfizer and Aventis agreed to construct a jointly owned manufacturing plant in Frankfurt, Germany.  Until needed, Pfizer will provide us with insulin from Aventis’s existing plant.  We have also entered into an agreement with one supplier for the supply of PEG polymer chains we use in our products that incorporate our Advanced PEGylation Technology.  NOF Corporation is our sole supplier of pharmaceutical grade PEGylation materials pursuant to an agreement.

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

We have filed patent applications covering certain aspects of our inhalation devices, powder processing technology, powder formulations and deep lung route of delivery for certain molecules as well as for our Advanced PEGylation and Supercritical Fluid Technology, and we plan to file additional patent applications.  As of March 31, 2004, we had 686 issued U.S. and foreign patents that cover certain aspects of our technologies and we have a number of patent applications pending.  There is a risk that many of the patents applied for will not issue, or that any patents that issue or have issued will not be held valid and enforceable.  Enforcing our patent rights would be time consuming and costly.

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

From time to time, we are party to various litigation matters, including several that relate to our patent and intellectual property rights.  We cannot predict with certainty the eventual outcome of any pending litigation or potential future litigation, and we might have to incur substantial expense in defending these or future lawsuits or indemnifying third parties with respect to the results of such litigation.

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

As of March 31, 2004, we had approximately $181.7 million in long-term convertible subordinated notes and debentures, $31.1 million in non-current capital lease obligations and $11.7 million in other long-term liabilities.  Our substantial long-term indebtedness, which totaled $224.5 million as of March 31, 2004, has and will continue to impact us by:

•      making it more difficult to obtain additional financing; and

•      constraining our ability to react quickly in an unfavorable economic climate.

Currently we are not generating positive cash flow.  Delay in the approval of Exubera®, or other adverse occurrences related to our product development efforts will adversely impact our ability to meet our obligations to repay the principal amounts on our convertible subordinated notes and debentures when due.  In addition, if the market price of our common stock is below the related conversion price, the holders of the related outstanding convertible subordinated notes and debentures will not likely convert such securities to equity in accordance with their existing terms.  If we are unable to satisfy our debt service requirements, substantial liquidity problems could result.  As of March 31, 2004 we had cash, cash equivalents and short-term investments valued at approximately $467.4 million.  We expect to use a substantial portion of these assets to fund our on-going operations over the next few years.  As of March 31, 2004, we had approximately $181.7 million outstanding convertible subordinated notes and debentures, of which, $7.8 million and $173.9 million in principal amount will mature in 2006 and 2007, respectively.  We may not generate sufficient cash from operations to repay our convertible subordinated notes and debentures or satisfy any other of these obligations when they become due and may have to raise additional funds from the sale of equity or debt securities or otherwise restructure our obligations in order to do so.  There can be no assurance that any such financing or restructuring will be available to us on commercially acceptable terms, if at all.

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

We have never had a profitable year and, through March 31, 2004, we have an accumulated deficit of approximately $655.2 million.  We expect to continue to incur substantial and potentially increasing losses over at least the next few years as we expand our research and development efforts, testing activities and manufacturing operations, and as we further expand our late stage clinical and early commercial production facilities.  Most of our potential products are in the early stages of development.  Except for the approved products incorporating our Advanced PEGylation Technology, we have generated no revenues from product sales.  Our revenues to date have consisted primarily of payments under short-term research and feasibility agreements and development contracts.

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

Our stock price is volatile.  In the last twelve-month period ending March 31, 2004, based on closing bid prices on The NASDAQ National Market, our stock price ranged from $6.35 to $23.24.  We expect our stock price to remain volatile.  A variety of factors may have a significant effect on the market price of our common stock, including:

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in reported market risks since December 31, 2003.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have, evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Controls.  During the fiscal quarter ended March 31, 2004, there were no changes to internal control over financial reporting that have materially occurred, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with SFAS No. 5, Accounting for Contingencies, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can reasonable estimate. These provisions are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, ruling, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to the legal matters pending against us, as well as adequate provisions for any probable and estimable losses. If any unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations of that period. We believe that, given our current liquidity and cash, cash equivalents, and short-term investment balances, even if we receive an adverse judgment with respect to litigation that we are currently a party to, such judgment would not have a material impact on cash and investments or liquidity.

Item 2.  Changes in Securities and Use of Proceeds

In March 2004, we called for the full redemption of all of our outstanding 3% convertible subordinated notes due June 2010.  Holders of all the outstanding notes converted their notes prior to the redemption date, resulting in the issuance of approximately 11.7 million shares of our common stock.  The total aggregate amount of notes converted was $133.3 million.  We issued the shares of common stock under an exemption from the registration requirement of the 1933 Act provided by Section 3(a)(9) of the 1933 Act.

In February and March 2004, Enzon, the holder of our outstanding Series B Convertible Preferred Stock converted an aggregate 20,055 shares of such stock into an aggregate 880,085 shares of our common stock. The conversion price was $22.79 per share, which represents a conversion rate of approximately 43.88 shares of common stock for each share of Series B Convertible Preferred Stock. We issued the shares of common stock under an exemption from the registration requirement of the 1933 Act provided by Section 3(a)(9) of the 1933 Act.

In February 2004, in a limited number of privately negotiated transactions, certain holders of our outstanding 3% convertible subordinated notes due June 2010 (issued in October 2003) converted approximately $36.0 million in aggregate principal amount of such notes for shares of our common stock. The conversion price was $11.35 per share and resulted in the issuance of approximately 3.2 million shares of our common stock in the aggregate. In connection with the conversion, we agreed to make cash payments equal to $85.00 per $1,000 of the notes to be converted, for an aggregate payment of approximately $3.1 million. We issued the shares of common stock under an exemption from the registration requirement of the 1933 Act provided by Section 3(a)(9) of the 1933 Act.

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

We file electronically with the Securities and Exchange Commission (“SEC”) our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, pursuant to Section 13(a) or 15(d) of the 1934 Act. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http:// www.sec.gov.

You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports on the day of filing with the SEC on our website at http://www.nektar.com, by contacting the Investor Relations Department at our corporate offices by calling (650) 631-3100 or by sending an e-mail message to investors@nektar.com.

Disclosure regarding the operations of our board of director nominating committees and the means by which security holders may communicate with directors is incorporated by reference from the definitive proxy statement for our 2004 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of our fiscal year ended December 31, 2003 (the “Proxy Statement”) under the heading Nominating and Corporate Governance Committee.

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

10.21	(14)	Build-To-Suit Lease, made and entered into as of September 14, 2000, by and between Inhale 201 Industrial Road, L.P., a California limited partnership, as Landlord, and Nektar Therapeutics, as Tenant.
10.22	(14)	Amendment to Lease, dated October 3, 2000, by and between Inhale 201 Industrial Road, L.P., a California limited partnership, as Landlord, and Nektar Therapeutics, as Tenant.
10.23	(14)	Parking Lease Agreement, entered into as of September 14, 2000, by and between Inhale 201 Industrial Road, L.P., a California limited partnership, as Landlord, and Nektar Therapeutics, as Tenant.
10.24	(17)	Nektar Therapeutics’ 2000 Non-Officer Equity Incentive Plan.++
10.25	(23)	Nektar Therapeutics 2000 Non-Officer Equity Incentive Plan Stock Option Agreement (Nonstatutory Stock Option).++
10.26	(23)	Nektar Therapeutics 2000 Non-Officer Equity Incentive Plan Stock Option Agreement (Nonstatutory (Unapproved) Stock Option).
10.27+	(18)	Manufacturing and Supply Agreement, dated August 16, 2000, by and among Nektar Therapeutics, Tech Group North America and Bespak Europe, LTD.
10.28	(21)	The Bradford Particle Design plc Approved Employee Share Option Scheme.
10.29	(21)	Form of The Bradford Particle Design plc Approved Employee Share Option Scheme Option Certificate.
10.30	(21)	The Bradford Particle Design plc Unapproved Employee Share Option Scheme.
10.31	(21)	Form of The Bradford Particle Design plc Unapproved Employee Share Option Scheme Option Certificate.
10.32	(21)	Form of Agreement Granting an Enterprise Management Incentives Option.
10.33	(21)	Agreement Granting Options, dated November 5, 1999, by and between Mr. Joseph F. Bohan and Bradford Particle Design plc.
10.34	(21)	Agreement Granting Options, dated October 27, 2000, by and between Mr. Joseph F. Bohan and Bradford Particle Design plc.
10.35	(22)	Shearwater Corporation 1996 Nonqualified Stock Option Plan.
10.36	(22)	Amendment to the 1996 Nonqualified Stock Option Plan of Shearwater Corporation, effective May 22, 1998.
10.37	(22)	Second Amendment to the 1996 Nonqualified Stock Option Plan of Shearwater Corporation, effective February 26, 2000.
10.38	(22)	Third Amendment to the 1996 Nonqualified Stock Option Plan of Shearwater Corporation, effective October 5, 2000.
10.39	(22)	Fourth Amendment to the 1996 Nonqualified Stock Option Plan of Shearwater Corporation, effective June 22, 2001.
10.40	(22)	Form of Shearwater Corporation Nonqualified Stock Option Agreement.
10.41	(22)	Form of June 2001 Amendment to Shearwater Corporation Nonqualified Stock Option Agreement.
10.42	(25)	Nektar Therapeutics 401(k) Retirement Plan.++
10.43	(25)	Non-Standardized Adoption Agreement No. 001 for use with Nektar Therapeutics 401(k) Retirement Plan.
10.44+	(27)	Letter Agreement, dated July 31, 2002, by and between Nektar Therapeutics, and Douglas H. Altschuler.++
10.45	(26)	Letter Agreement, dated December 29, 2001 by and between Nektar Therapeutics and Dr. Arnold J. Repta.++
10.46	(26)	Nektar Therapeutics Severance Benefit Plan.++
10.47	(26)	Key Employee Agreement, dated June 29, 2001, by and between Nektar Therapeutics AL, Corporation and J. Milton Harris.++
10.48	(34)	Letter Agreement, dated January 28, 2003, by and between Nektar Therapeutics and Ajay Bansal.++
10.49	(34)	Employee Relocation Repayment Agreement, dated April 2, 2003, by Ajay Bansal.++
10.50	(34)	Addendum to the Offer of Employment, dated April 3, 2003, by and between Nektar Therapeutics and Ajay Bansal.++
31.1	(35)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	(35)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	(35)	Section 1350 Certifications.

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

(22)         Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-8 (No. 333-67342), filed on August 10, 2001.

(23)         Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-8 (No. 333-71936), filed on October 19, 2001, as amended.

(24)         Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on January 8, 2002.

(25)         Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-8 (No. 333-76638), filed on January 11, 2002.

(26)         Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K, as amended, for the year ended December 31, 2002.

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

(28)         Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 23, 2003.

(29)         Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-8 (No. 333-98321), filed on August 19, 2002.

(30)         Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on July 2, 2003.

(31)         Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on October 10, 2003.

(32)         Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on November 3, 2003.

(33)         Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on October 20, 2003.

(34)         Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(35)         Filed herewith.

(b)           Reports on Form 8-K for the three-month period ending March 31, 2004:

Current Report on Form 8-K, filed January 26, 2004, announcing that Nektar Therapeutics and certain holders of its 3.5% convertible subordinated notes due 2007 completed an exchange and cancellation of $9,000,000 in aggregate principal amount of the 3.5% notes, for the issuance of 575,605 shares of common stock, in a privately negotiated transaction.

Current Report on Form 8-K, filed February 2, 2004, announcing that Nektar Therapeutics issued a press release announcing results of the quarter and the year ended December 31, 2003.  The information in that report, including the exhibit thereto, shall not be deemed “filed” for purposes of Section 18 of the 1934 Act, or otherwise subject to the liabilities of that Section or Sections 11 and 12(a)(2) of the 1933 Act. The information contained therein and in the accompanying exhibit thereto shall not be incorporated by reference into any filing with the SEC made by Nektar Therapeutics, whether made before or after the date thereof, regardless of any general incorporation language in such filing.

Current Report on Form 8-K, filed March 11, 2004, announcing that Nektar Therapeutics entered into an underwriting agreement with Lehman Brothers Inc. related to the sale of 9.5 million shares of common stock of Nektar Therapeutics pursuant to an effective shelf registration statement and that Nektar Therapeutics issued a press release announcing details of redemption of 3% convertible subordinated notes due June 2010.

Current Report on Form 8-K, filed March 30, 2004, announcing that Nektar Therapeutics issued a press release announcing the completion of redemption of 3% convertible subordinated notes due June 2010.

Current Report on Form 8-K, filed April 1, 2004, announcing that Nektar Therapeutics issued a press release announcing details of redemption of 6 3/4 % convertible subordinated notes due October 2006.

Current Report on Form 8-K filed April 13, 2004, announcing that Nektar Therapeutics had revised its accounting for certain convertible note exchange transactions completed in October 2003 and restated its financial statements for the year ended December 31, 2003.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ AJIT S. GILL
Ajit S. Gill
Chief Executive Officer,
President and Director

Date:	May 6, 2004

By:	/s/ AJAY BANSAL
Ajay Bansal
Chief Financial Officer and Vice President, Finance and Administration

Date:	May 6, 2004

EXHIBIT INDEX

Except as so indicated in Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

Exhibit Number		Description of Documents

2.1	(1)	Agreement and Plan of Merger, dated June 4, 1998, by and between Inhale Therapeutic Systems, a California corporation, and Inhale Therapeutic Systems (Delaware), Inc., a Delaware corporation.
2.2	(15)	Recommended Offer, dated December 21, 2000, by Cazenove & Co. on behalf of Nektar Therapeutics for Bradford Particle Design plc.
2.3	(20)

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
10.21	(14)	Build-To-Suit Lease, made and entered into as of September 14, 2000, by and between Inhale 201 Industrial Road, L.P., a California limited partnership, as Landlord, and Nektar Therapeutics, as Tenant.
10.22	(14)	Amendment to Lease, dated October 3, 2000, by and between Inhale 201 Industrial Road, L.P., a California limited partnership, as Landlord, and Nektar Therapeutics, as Tenant.
10.23	(14)	Parking Lease Agreement, entered into as of September 14, 2000, by and between Inhale 201 Industrial Road, L.P., a California limited partnership, as Landlord, and Nektar Therapeutics, as Tenant.
10.24	(17)	Nektar Therapeutics’ 2000 Non-Officer Equity Incentive Plan.++
10.25	(23)	Nektar Therapeutics 2000 Non-Officer Equity Incentive Plan Stock Option Agreement (Nonstatutory Stock Option).++
10.26	(23)	Nektar Therapeutics 2000 Non-Officer Equity Incentive Plan Stock Option Agreement (Nonstatutory (Unapproved) Stock Option).
10.27+	(18)	Manufacturing and Supply Agreement, dated August 16, 2000, by and among Nektar Therapeutics, Tech Group North America and Bespak Europe, LTD.
10.28	(21)	The Bradford Particle Design plc Approved Employee Share Option Scheme.
10.29	(21)	Form of The Bradford Particle Design plc Approved Employee Share Option Scheme Option Certificate.
10.30	(21)	The Bradford Particle Design plc Unapproved Employee Share Option Scheme.
10.31	(21)	Form of The Bradford Particle Design plc Unapproved Employee Share Option Scheme Option Certificate.
10.32	(21)	Form of Agreement Granting an Enterprise Management Incentives Option.
10.33	(21)	Agreement Granting Options, dated November 5, 1999, by and between Mr. Joseph F. Bohan and Bradford Particle Design plc.
10.34	(21)	Agreement Granting Options, dated October 27, 2000, by and between Mr. Joseph F. Bohan and Bradford Particle Design plc.
10.35	(22)	Shearwater Corporation 1996 Nonqualified Stock Option Plan.
10.36	(22)	Amendment to the 1996 Nonqualified Stock Option Plan of Shearwater Corporation, effective May 22, 1998.
10.37	(22)	Second Amendment to the 1996 Nonqualified Stock Option Plan of Shearwater Corporation, effective February 26, 2000.
10.38	(22)	Third Amendment to the 1996 Nonqualified Stock Option Plan of Shearwater Corporation, effective October 5, 2000.
10.39	(22)	Fourth Amendment to the 1996 Nonqualified Stock Option Plan of Shearwater Corporation, effective June 22, 2001.
10.40	(22)	Form of Shearwater Corporation Nonqualified Stock Option Agreement.
10.41	(22)	Form of June 2001 Amendment to Shearwater Corporation Nonqualified Stock Option Agreement.
10.42	(25)	Nektar Therapeutics 401(k) Retirement Plan.++
10.43	(25)	Non-Standardized Adoption Agreement No. 001 for use with Nektar Therapeutics 401(k) Retirement Plan.
10.44+	(27)	Letter Agreement, dated July 31, 2002, by and between Nektar Therapeutics, and Douglas H. Altschuler.++
10.45	(26)	Letter Agreement, dated December 29, 2001 by and between Nektar Therapeutics and Dr. Arnold J. Repta.++
10.46	(26)	Nektar Therapeutics Severance Benefit Plan.++
10.47	(26)	Key Employee Agreement, dated June 29, 2001, by and between Nektar Therapeutics AL, Corporation and J. Milton Harris.++
10.48	(34)	Letter Agreement, dated January 28, 2003, by and between Nektar Therapeutics and Ajay Bansal.++
10.49	(34)	Employee Relocation Repayment Agreement, dated April 2, 2003, by Ajay Bansal.++
10.50	(34)	Addendum to the Offer of Employment, dated April 3, 2003, by and between Nektar Therapeutics and Ajay Bansal.++
31.1	(35)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	(35)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	(35)	Section 1350 Certifications.

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

(22)         Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-8 (No. 333-67342), filed on August 10, 2001.

(23)         Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-8 (No. 333-71936), filed on October 19, 2001, as amended.

(24)         Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on January 8, 2002.

(25)         Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-8 (No. 333-76638), filed on January 11, 2002.

(26)         Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K, as amended, for the year ended December 31, 2002.

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

(28)         Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 23, 2003.

(29)         Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-8 (No. 333-98321), filed on August 19, 2002.

(30)         Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on July 2, 2003.

(31)         Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on October 10, 2003.

(32)         Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on November 3, 2003.

(33)         Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on October 20, 2003.

(34)         Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(35)         Filed herewith.