Form 10-Q
period 2004-06-30
NEKTAR THERAPEUTICS
filed 2004-08-05
CIK 906709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2004

or,

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

Applicable Only to Corporate Issuers

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 83,827,390 on July 30, 2004.

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

PART I:  FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements – unaudited:

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share information)

	June 30, 2004	December 31, 2003
	(unaudited)	*
ASSETS

Current assets:
Cash and cash equivalents	$36,268	$64,050
Short-term investments	389,003	221,917
Accounts receivable	18,944	6,153
Inventory, net	10,318	8,559
Other current assets	6,758	5,819
Total current assets	461,291	306,498

Restricted investments	—	12,442
Property and equipment, net	157,615	149,388
Goodwill	130,120	130,120
Other intangible assets, net	8,709	10,963
Deposits and other assets	3,184	7,377
Total assets	$760,919	$616,788

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,069	$8,074
Accrued research and development	3,265	4,012
Accrued general and administrative	2,395	2,282
Accrued compensation	9,053	9,705
Other accrued liabilities	302	288
Interest payable	2,010	2,436
Capital lease obligations - current	1,469	1,341
Deferred revenue	21,679	18,719
Total current liabilities	45,242	46,857

Convertible subordinated notes and debentures	173,949	359,988
Capital lease obligations - noncurrent	30,472	31,686
Other long-term liabilities	11,747	11,956
Accrued rent	2,148	2,110

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, 10,000 shares authorized
Series A, $0.0001 par value: 3,100 shares designated; no shares issued or outstanding at June 30, 2004 and December 31, 2003.	—	—
Convertible Series B, $0.0001 par value: 40 shares designated; 20 and 40 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively Liquidation preference of $19,945 and $40,000 at June 30, 2004 and December 31, 2003, respectively.	—	—
Common stock, $0.0001 par value; 300,000 authorized; 83,738 shares and 56,197 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively.	8	6
Capital in excess of par value	1,179,131	778,500
Deferred compensation	(3,362)	(38)
Accumulated other comprehensive income	(1,017)	958
Accumulated deficit	(677,399)	(615,235)
Total stockholders’ equity	497,361	164,191
Total liabilities and stockholders’ equity	$760,919	$616,788

(*)                                 The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date, which are included in our Form 10-K, as amended, for the year ended December 31, 2003 as filed with the Securities and Exchange Commission. This balance sheet does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

(unaudited)

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2004	2003	2004	2003

Revenue:
Contract research revenue	$22,102	$21,210	$43,611	$39,603
Product sales	6,425	6,538	10,747	13,673
Total revenue	28,527	27,748	54,358	53,276

Operating costs and expenses:
Cost of goods sold	6,733	3,708	9,269	8,330
Research and development	36,451	32,380	70,471	64,521
General and administrative	5,479	5,136	9,901	10,314
Amortization of other intangible assets	981	1,127	1,962	2,254
Total operating costs and expenses	49,644	42,351	91,603	85,419

Loss from operations	(21,117)	(14,603)	(37,245)	(32,143)

Gain/(loss) on extinguishment of debt	—	4,320	(9,258)	4,320
Other income/(expense), net	124	132	431	251
Interest income	1,608	1,262	2,854	2,886
Interest expense	(2,779)	(4,150)	(18,814)	(8,302)

Net loss before provision for income taxes	(22,164)	(13,039)	(62,032)	(32,988)

Provision for income taxes	—	—	132	—

Net loss	$(22,164)	$(13,039)	$(62,164)	$(32,988)

Basic and diluted net loss per share	$(0.27)	$(0.23)	$(0.85)	$(0.59)

Shares used in computing basic and diluted net loss per share	83,501	55,718	72,858	55,660

See accompanying notes.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six-Months Ended June 30,
	2004	2003

Cash flows used in operating activities:
Net loss	$(62,164)	$(32,988)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,865	5,920
Amortization of other intangible assets	2,254	2,254
Amortization of debt issuance costs	530	1,028
Amortization of deferred compensation	578	168
Non-cash compensation for employee retirement plans	676	568
Non-cash compensation for employee severance	60	—
Stock-based compensation for services rendered	339	61
Gain related to sale of assets	—	(126)
Loss/(gain) on early extinguishment of debt	9,258	(4,320)
Changes in assets and liabilities:
(Increase) in accounts receivable, other current assets, and other assets	(14,095)	(4,342)
(Decrease) in accounts payable and other accrued liabilities	(5,013)	(12,420)
(Decrease) in deferred revenue	3,478	(7,921)
Net cash used in operating activities	(58,234)	(52,118)

Cash flows from investing activities:
Purchases of short-term investments	(320,779)	(102,298)
Sales of short-term investments	8,327	41,268
Maturities of investments	141,777	102,575
Purchase of long-term investments	(28)	—
Sales of long-term investments	12,470	—
Purchases of property and equipment	(14,028)	(6,085)
Disposal of property and equipment	42	—
Proceeds from sale of property and equipment	—	175
Net cash provided by/(used in) investing activities	(172,219)	35,635

Cash flows from financing activities:
Proceeds from loan and capital lease financing	—	2,200
Payments of loan and capital lease obligations	(1,327)	(851)
Issuance of convertible subordinated notes, net	—	96,350
Repurchase of convertible subordinated notes	(461)	(16,180)
Issuance of common stock for, net of issuance costs	196,245	—
Issuance of common stock related to employee stock purchase plan	615	292
Issuance of common stock related to employee stock exercises	7,599	189

Net cash provided by financing activities	202,671	81,800

Net increase/(decrease) in cash and cash equivalents	(27,782)	65,317

Cash and cash equivalents at beginning of period	64,050	34,879

Cash and cash equivalents at end of period	$36,268	$100,196

Non-cash Investing and Financing Activities

Conversion of debt into common stock	$7,750	$—

See accompanying notes.

NEKTAR THERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

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

We prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting.  As permitted under those rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles in United States of America (“GAAP”) can be condensed or omitted.  In the opinion of management, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results.  Certain reclassifications have been made to prior year amounts to conform to current period presentation.

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year. The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2003.

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

Our consolidated financial statements are denominated in U.S. dollars.  Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting our consolidated financial results.  The process by which each foreign subsidiary’s financial results are translated into U.S. dollars is as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates.  Translation of the balance sheet in this manner results in an accumulated other comprehensive gain/loss of the stockholders’ equity section.  To date, such cumulative translation adjustments have not been material to our consolidated financial position.

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

Our customers are primarily pharmaceutical and biotechnology companies that are typically located in the U.S. and Europe. All of our accounts receivable are denominated in U.S. dollars.  Our accounts receivable balance contains trade receivables from product sales and collaborative research agreements.  At June 30, 2004, one customer represented approximately 67% of our accounts receivable, and at December 31, 2003, four customers represented approximately 81% of our accounts receivable.  We have not experienced significant credit losses from our accounts receivable or collaborative research agreements, and none is currently expected.  We perform a regular review of our customers’ payment history and credit risks and do not require collateral from our customers.

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

We are dependent on Pfizer Inc. as a significant source of our revenue.  Contract research revenue from Pfizer represented 58% and 59% of our revenue for the three-month and six-month periods ended June 30, 2004, respectively, and 63% and 58% for the three-month and six-month periods ended June 30, 2003, respectively.  The termination of our collaboration with Pfizer, under which we develop and manufacture Exubera® (inhaled insulin) for Pfizer, could have a material adverse effect on our financial position and results of operations.

Should the Pfizer collaboration be discontinued prior to any commercial launch of Exubera®, we would need to find alternative funding sources to replace the collaboration revenue and we would need to reassess the realizability of our capitalized assets.  Additionally, we may have to reimburse our device contract manufacturers for their capital outlay to the extent that they cannot re-deploy their assets.  At the present time, it is not possible to estimate the loss that could occur as a result of these obligations.

Recent Accounting Pronouncements

In March 2004 the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) reached a consensus on EITF 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.  EITF 03-01 provides guidance regarding disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under Statement of Financial Accounting Standard (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The guidance for evaluating whether an investment is other-than-temporarily impaired should be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004.  Our adoption of this EITF did not have a material effect on our financial position or results of operations.

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

At June 30, 2004, all short-term investments are designated as available-for-sale and are carried at fair value, with unrealized gains and losses reported in stockholders’ equity as accumulated other comprehensive income/(loss).  Short-term investments are adjusted for amortization of premiums and accretion of discounts to maturity.  Such amortization is included in interest income.  Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities, if any, are included in other income/(expense).  The cost of securities sold is based on the specific identification method.  Interest and dividends on securities classified as available-for-sale are included in interest income.

Inventories

Inventories are included in other current assets on the balance sheet and consist primarily of raw materials, work-in-process and finished goods of Nektar AL.  Inventories are stated at the lower of cost (first-in, first-out method) or market.  Cost is computed on a currently adjusted standard basis, which approximates actual costs on a first-in, first-out basis.  Inventories include a reserve of $3.1 million and $1.6 million as of June 30, 2004 and December 31, 2003, respectively.  Reserves are determined using specific identification plus an estimated reserve against finished goods for potential defective or excess inventory based on historical experience.  Inventories consist of the following (in thousands):

	June 30, 2004	December 31, 2003
Raw material	$5,198	$4,552
Work-in-process	3,840	3,598
Finished goods	1,280	409
Total inventories	$10,318	$8,559

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

Other Intangible Assets

Acquired technology and other intangible assets with definite useful lives are amortized on a straight-line basis over a period of five to seven years.  Acquired technology and other intangible assets are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows.  If impaired, asset values are adjusted to fair value.  Acquired technology and other intangible assets include proprietary technology, intellectual property, and supplier and customer relationships acquired from third parties or in business combinations.

We periodically evaluate whether changes have occurred that would require revision of the remaining estimated useful lives of these assets or otherwise render the assets unrecoverable.  If such an event occurred, we would determine whether the other intangibles are impaired.  To date, no such impairment losses have been recorded.

Interest Rate Swap

As of June 30, 2004, we had approximately $5.7 million outstanding on a bank loan.  This loan is secured by our Nektar AL Discovery Drive facility in Alabama, which, as of June 30, 2004, had a net carrying value of approximately $6.0 million.  This loan originally had a variable rate of interest tied to the LIBOR index.  In November 2003, we entered into an interest rate swap agreement to limit our exposure to fluctuations in U.S. interest rates.  Our interest rate swap agreement effectively converts a portion of our debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense.  The swap is designated a cash flow hedge.  Under the terms of our swap arrangement, we pay an initial effective interest rate of 5.17%.  This rate is variable on a monthly basis based on changes in the LIBOR index, but only to a maximum of 7.05%.

This swap has been accounted for as a derivative subject to SFAS No. 133, Accounting for Derivatives and Hedging Activity.   Because there is still potential variability in our effective interest rate, this specific swap arrangement is not an effective hedge.  Accordingly, we recorded the fair value of this derivative at December 31, 2003 by recording a liability and corresponding interest expense of $0.2 million.  The fair value is adjusted to market value on a quarterly basis, with an increase in interest rates generally resulting in a reduction in the liability and a decrease to interest expense, and a decrease in interest rates generally resulting in an increase to the liability and an increase in interest expense.  In connection with the interest rate swap, we recorded an expense of $0.2 million for the three-month period ended March 31, 2004, and we recorded a reduction to expense of $0.2 million for the three-month period ended June 30, 2004.  The derivative’s market value was $(0.2) million as of June 30, 2004 and as of December 31, 2003.

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive gain/loss.  Other comprehensive loss includes unrealized gains/losses on available-for-sale securities and translation adjustments.  The comprehensive loss consists of the following components (in thousands):

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2004	2003	2004	2003
Net loss, as reported	$(22,164)	$(13,039)	$(62,164)	$(32,988)
Change in net unrealized gains/(losses) on available-for-sale securities	(2,291)	(308)	(2,250)	(317)
Net unrealized (gains)/losses reclassified into earnings	1	(19)	(22)	(37)
Translation adjustment	(81)	129	297	(34)
Total comprehensive loss	$(24,535)	$(13,237)	$(64,139)	$(33,376)

The components of accumulated other comprehensive income are as follows (in thousands):

	June 30, 2004	December 31, 2003
Unrealized gains/(losses) on available-for-sale securities	$(2,022)	$250
Translation adjustment	1,005	708
Total accumulated other comprehensive income	$(1,017)	$958

Stock-Based Compensation

We apply the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for those plans.  Under this opinion, no stock-based employee compensation expense is charged for options that were granted at an exercise price that was equal to the market value of the underlying common stock on the date of grant.  Pro forma information regarding net income and earnings per share is required by SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, which also requires that the information be determined as if we had accounted for our employee stock options under the fair value method of that statement.  The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three-Months Ended June 30,
	2004	2003
Risk-free interest rate	3.78%	2.6%
Dividend yield	0.0%	0.0%
Volatility factor	0.68	0.81
Weighted average expected life	5 years	5 years

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

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS Nos. 123 and 128 to stock-based employee compensation (in thousands, except per share information):

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2004	2003	2004	2003
Net loss, as reported	$(22,164)	$(13,039)	$(62,164)	$(32,988)
Add: stock-based employee compensation included in reported net loss	342	57	578	168
Deduct: total stock-based employee compensation expense determined under fair value methods for all awards	(7,238)	(9,838)	(14,716)	(20,598)
Net loss, pro forma	$(29,060)	$(22,820)	$(76,302)	$(53,418)

Net loss per share
Basic and diluted, as reported	$(0.27)	$(0.23)	$(0.85)	$(0.59)
Basic and diluted, pro forma	$(0.35)	$(0.41)	$(1.05)	$(0.96)

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

Accounting for Income Taxes

We account for income taxes under SFAS No. 109, Accounting for Income Taxes.  Under SFAS No. 109, the liability method is used in accounting for income taxes.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.  Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Because of our lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance.

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

Our research revenue is derived primarily from clients in the pharmaceutical and biotechnology industries.  Contract research revenue from Pfizer represented 58% and 59% of our revenue for the three-month and six-month periods ended June 30, 2004, respectively, and 63% and 58% for the three-month and six-month periods ended June 30, 2003, respectively.  Product sales relate to the sale of our manufactured Advanced PEGylation Technology products by Nektar AL.

Our accounts receivable balance contains trade receivables from product sales and collaborative research agreements.  All of our accounts receivable are denominated in U.S. dollars.  At June 30, 2004, one customer represented approximately 67% of our accounts receivable, and at December 31, 2003 four customers represented approximately 81% of our accounts receivable.

We primarily receive contract research revenue from, and provide product sales to, customers located within the United States and Europe.  Revenues are from the following geographic areas (in thousands):

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2004	2003	2004	2003
Contract research revenue
United States	$21,780	$21,067	$43,174	$39,201
All other countries	322	143	437	402
Total contract research revenue	$22,102	$21,210	$43,611	$39,603

Product sales
United States	$3,297	$3,367	$6,465	$6,966
European countries	2,400	2,630	2,971	6,023
All other countries	728	541	1,311	684
Total product sales	$6,425	$6,538	$10,747	$13,673

Note 3 – Financial Instruments

As of June 30, 2004, we held a portfolio exclusively of debt securities.  Certain of these securities have a fair value less than their amortized cost.  In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and EITF 03-01, we have recorded the difference between the amortized cost and fair value as a component of accumulated other comprehensive income.  Management has concluded that no impairment should be recognized related to these investments because the unrealized losses incurred to date are not considered other than temporary.  Management has reached this conclusion based upon its intention to hold all debt investments to maturity at which point they are redeemed at full par value, a history of actually holding the vast majority of our investments to maturity, and our strategy of aligning of the maturity of our debt investments to meet our cash flow needs.  Therefore, we will, in most cases, have the ability to hold all of our debt investments to maturity.

The following is a summary of operating cash and available-for-sale securities as of June 30, 2004 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Cash and Available-for-Sale Securities
Obligations of U.S. government agencies	$139,484	$—	$(918)	$138,566
Obligations of U.S. state agencies	70,850	—	—	70,850
U.S. corporate commercial paper	25,787	2	(14)	25,775
Obligations of U.S. corporations	154,966	7	(1,064)	153,909
Obligations of non U.S. corporations	4,085	—	(34)	4,051
Repurchase agreements	26,386	—	—	26,386
Cash	5,734	—	—	5,734
	$427,292	$9	$(2,030)	$425,271

Amounts included in cash and cash equivalents	$36,268	$—	$—	$36,268
Amounts included in short-term investments (less than one year to maturity)	259,176	8	(736)	258,448
Amounts included in short-term investments (one to two years to maturity)	131,848	1	(1,294)	130,555
	$427,292	$9	$(2,030)	$425,271

The following is a summary of operating cash, held-to-maturity, and available-for-sale securities as of December 31, 2003 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Held-to-Maturity Securities
U.S. treasury securities	$12,442	$—	$—	$12,442

Cash and Available-for-Sale Securities
Obligations of U.S. government agencies	$138,404	$231	(74)	$138,561
U.S. corporate commercial paper	115,010	118	(26)	$115,102
Non U.S. corporate obligations	2,343	1	(1)	2,343
Repurchase agreements	9,083	—	—	9,083
Cash	20,878	—	—	20,878

	$285,718	$350	$(101)	$285,967

Amounts included in cash and cash equivalents	$64,049	$1	$—	$64,050
Amounts included in short-term investments (less than one year to maturity)	205,610	330	(89)	205,851
Amounts included in short-term investments (one to two years to maturity)	16,059	19	(12)	16,066
Amounts included in restricted investments	12,442	—	—	12,442

	$298,160	$350	$(101)	$298,409

Note 4 - Other Intangible Assets

The components of our other intangible assets at June 30, 2004, are as follows (in thousands, except for years):

	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net

Core technology	5	$8,100	$(4,860)	$3,240
Developed product technology	5	2,900	(1,740)	1,160
Intellectual property	5-7	7,301	(4,861)	2,440
Supplier and customer relations	5	5,140	(3,271)	1,869
Total		$23,441	$(14,732)	$8,709

Amortization expense related to other intangible assets totaled $1.1 million for both of the three-month periods ended June 30, 2004 and 2003 and $2.2 million for both the six-month periods ended June 30, 2004 and 2003.  The following table presents expected future amortization expense for other intangible assets until they are fully amortized (in thousands):

Years Ending December 31,
Remainder of 2004	$2,253
2005	4,507
2006	1,949
Total	$8,709

Note 5 – Convertible Subordinated Debentures

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

Note 7 – Guarantees and Indemnifications

The following is a summary of our agreements, which we have determined are within the scope of FASB Interpretation (“FIN”) No. 45.  The guarantees presented below are not subject to the initial recognition and measurement provisions of FIN No. 45 and accordingly, we have not recorded any liability for these agreements as of June 30, 2004, except as noted below.

Guarantee of Loan on Nektar AL Facility

The Church Street facility leased by our Alabama subsidiary is owned by Shearwater Polymers, LLC.  We paid $0.1 million each during the three-month periods ended June 30, 2004 and 2003, and $0.2 million each during each of the six-month periods ended June 30, 2004 and 2003, as rent to Shearwater Polymers, LLC, of which Dr. J. Milton Harris is a member.  Prior to March 4, 2004, Dr. Harris was one of our executive officers.  Shearwater Polymers, LLC is 4% owned by Nektar AL with the remaining 96% owned by Dr. Harris.  Both Nektar AL and Dr. Harris have jointly guaranteed the lease on the Nektar AL facility.  We have fully consolidated this entity in our consolidated financial statements since December 31, 2003, in accordance with FIN 46.  As of June 31, 2004, principal remaining on this loan was $1.7 million.  The loan bears interest of 7.22% through May 2009, with a balloon payment of $1.1 million in June 2009 and is secured by the Church Street facility, which as of June 30, 2004 had a net carrying value of $2.3 million.  Our maximum exposure to loss with respect to Shearwater Polymers, LLC, at June 30, 2004 is the outstanding capital lease obligation of $1.7 million.

Indemnification of Directors, Executive Officers, Other Officers, Employees and Other Agents

As permitted under Delaware law, and as set forth in our Certificate of Incorporation and our Bylaws, we indemnify our directors, executive officers, other officers, employees, and other agents for certain events or occurrences that arose while in such capacity.  The maximum potential amount of future payments we could be required to make under this indemnification is unlimited; however, we have insurance policies that may limit our exposure and may enable us to recover a portion of any future amounts paid.  Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits and other policy provisions, we believe any obligations under this indemnification are not material.  However, no assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case we may incur substantial liabilities as a result of these indemnification obligations.

Lease Restoration

We have several operating leases for our facilities in multiple locations.  In the event that we do not exercise our option to extend the term of these leases, we guarantee certain costs to restore the property to certain conditions in place at the time of each lease.  We believe the estimated fair value of these guarantees is minimal.

Strategic Alliance—Enzon

In January 2002, we announced a broad strategic alliance with Enzon Pharmaceuticals, Inc. that included a collaboration to develop up to three products using our Pulmonary Technology and/or Supercritical Fluids Technology.  Under the terms of the agreement, we are responsible for the development of drug formulations for the agreed upon pharmaceutical agents.  We are required to self-fund a portion of these costs.  As of June 30, 2004, we are required to fund up to an incremental $7.9 million in the coming years without reimbursement for research and development expenses.  To date these costs, amounting to $9.1 million, have been included in our research and development expenses.  After our funding requirement has been met, Enzon will provide research and development funding as well as milestone payments as the program progresses through clinical testing.

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

Security Agreement with Pfizer Inc.

In connection with the Collaboration, Development, and License Agreement (“CDLA”) dated January 18, 1995 that we entered into with Pfizer Inc., for the development of Exubera®, we entered into a Security Agreement pursuant to which our obligations under the CDLA and certain Manufacturing and Supply Agreements related to the manufacture and supply of powdered insulin and pulmonary inhaler devices for the delivery of powdered insulin, are secured.  Our default under any of these agreements triggers Pfizer’s rights with respect to property relating solely to, or property used or which will be used solely in connection with, the development, manufacture, use and sale of Exubera®, including proceeds from the sale or other disposition of the property.

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

Note 8 – Deferred Compensation

During the six-month period ended June 30, 2004, we issued restricted stock grants for 206,666 shares of our common stock to certain officers.   The purchase price of these restricted shares is $0.01 per share, whereas the fair market value of our common stock on the dates of grant ranged between $18.46 per share and $19.54 per share.  The restricted shares become fully vested over a period of 35 months.  In connection with these restricted stock grants, we recorded deferred compensation of $3.9 million, which represents the difference between the fair market value of our stock on the day of grant and the purchase price of $0.01 per share.  We will ratably expense the deferred compensation on a monthly basis over the vesting term of 35 months.  For the three-month and six-month periods ended June 30, 2004, we recognized expense related to these restricted stock grants of approximately $0.3 million and $0.6 million, respectively.

Note 9 – Redemption of Interest in Inhale 201 Partnership

Effective June 23, 2004, Nektar, SciMed Prop III, Inc. (the “General Partner”), Bernardo Property Advisors, Inc., and Inhale 201 Industrial Road Partnership (the “Partnership”) entered into a Redemption Agreement (the “Redemption Agreement”) with respect to Nektar’s limited partnership interest in the Partnership.  In connection with a Contribution Agreement dated September 14, 2000 by and between Nektar and Bernardo Property Advisors, Inc., Nektar had contributed certain property located at 201 Industrial Road, San Carlos, CA to the Partnership in exchange for a limited partnership interest in the Partnership.  In addition, Nektar entered into a Build-to-Suit Lease with the Partnership (the “Lease”) with respect to the property contributed to the Partnership and the building subsequently built on such property, now occupied by Nektar as its headquarters (the “Building”).

The Redemption Agreement provides for the redemption of Nektar’s limited partnership interest in the Partnership in exchange for a cash payment of $19.5 million from Bernardo Property Advisors, Inc. to Nektar, the repayment from Bernardo Property Advisors, Inc., to Nektar of a $3.0 million outstanding loan from Nektar to the Partnership, and a modification of the Lease.  The redemption contemplated by the Redemption Agreement and related transactions are subject to certain closing conditions, including without limitation, the completion of an initial public offering by BioMed Realty Trust, Inc., a Maryland corporation, on or before October 31, 2004.  There can be no assurance that such conditions will be satisfied or that the transactions contemplated by the Redemption Agreement will be completed.

Pursuant to the Redemption Agreement, Nektar and the Partnership have agreed that upon the closing of the Redemption, if it occurs, they will enter into an Amended and Restated Build-to-Suit Lease (the “Amended Lease”).  The Amended Lease provides for, among other things, a decrease in the term of Nektar’s obligations with respect to a portion of the Building not currently occupied by Nektar and the elimination Nektar’s rights to occupy certain other space in the Building.

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

Overview

We are working to become one of the world’s leading drug delivery products based companies by providing a portfolio of technologies and expertise that will enable us and our pharmaceutical and biotechnology partners to improve drug performance throughout the drug development process.  To date the revenues we have received from the sales of our products and in connection with our collaborative arrangements have been insufficient to meet our operating and other expenses and we believe this will continue to be the case for several years.  To date, except for sales from certain products using Nektar Advanced PEGylation Technology, we have not sold any commercial products and do not anticipate receiving significant revenue from product sales or royalties in the near future.  The development of a successful product is dependent upon several factors that are outside of our control.   These include, among other things, the need to obtain regulatory approval to market these products and our dependence upon our collaborative partners.   As a result of these or other risks, potential products for which we have invested substantial amounts in research and development may never produce revenues or income.

We have generally been compensated for research and development expenses during initial feasibility work performed under collaborative arrangements for all three of our technologies: Nektar Advanced PEGylation Technology, Nektar Pulmonary Technology, and Nektar Supercritical Fluid Technology.  In a typical Advanced PEGylation Technology collaboration, we manufacture and supply the polyethylene glycol (“PEG”) reagents and receive manufacturing revenues and possible royalties from sales of the commercial product that results from the chemical attachment of PEG reagents to an active pharmaceutical ingredient (“PEGylation”).  Prior to commercialization of pulmonary delivery and advanced PEGylation products, we receive revenues from our partners for partial or full funding of research and development activities and progress payments upon achievement of certain developmental milestones.   In a typical Pulmonary Technology collaboration, our partner will provide the active pharmaceutical ingredient (the majority of which are already approved by the U.S. Food and Drug Administration (“FDA”) in another delivery form), fund clinical and formulation development, obtain regulatory approvals, and market the resulting commercial product.  We may manufacture and supply the drug delivery approach or drug formulation, and may receive revenues from drug manufacturing, as well as royalties from sales of most commercial products.  In addition, for products using our Pulmonary Technology, we may receive revenues from the supply of our device for the product along with revenues for any applicable drug processing or filling.  In addition to our partner-funded programs, we are applying our technologies independently through internal early-stage proprietary product development efforts.  To achieve and sustain profitable operations, we, alone or with others, must successfully develop, obtain regulatory approval for, manufacture, introduce, market, and sell products using our drug delivery and other drug delivery systems.  There can be no assurance that we can generate sufficient product or contract research revenue to become profitable or to sustain profitability.

To fund the substantial expense related to our research and development activities, we have raised significant amounts of capital through the sale of equity and convertible debt.  Our ability to meet the repayment obligations of our outstanding convertible debt, which as of June 30, 2004 totaled approximately $173.9 million in outstanding principal, is dependent upon our ability to develop successful products without unexpected significant delay or expense.  Even if we are successful in this regard, we may require additional capital to repay the debt obligations.

Because of the magnitude of the revenues and resulting gross margins we receive, we do not expect that sales of our currently marketed products will be sufficient for us to achieve profitability.  Our ability to achieve profitability is dependent on the approval of and successful marketing of products with significant markets, and for which we realize relatively higher royalties.

Recent Developments

Exubera®

In June 2004, Pfizer and Aventis announced results of long-term studies showing sustained glycemic control and pulmonary function in patients with type 2 diabetes taking Exubera®.  The data were presented at the 64th Annual Scientific Sessions of the American Diabetes conference.  They included a pooled analysis of two one-year open-label studies involving 627 patients with type 2 diabetes showing that patients who added Exubera® to their treatment regimen experienced no clinically important effect on pulmonary function compared with patients treated with oral agents alone.  Glycemic control was maintained in both arms.  An additional analysis of 209 patients, 159 of whom were treated with Exubera® for up to four years, further supported these findings in type 1 and type 2 patients treated with Exubera®.

As reported in March 2004, the European Medicines Evaluation Agency (EMEA) has accepted the filing of a marketing authorization application for Exubera® (inhaled human insulin powder).

Partner Pipeline

On June 17, 2004, Eyetech Pharmaceuticals and Pfizer announced that they have completed the filing of a New Drug Application (“NDA”) with the U.S. Food and Drug Administration (“FDA”) for Macugen as a treatment for wet age-related macular degeneration, the leading cause of severe vision loss in patients older than 50 years of age in the developed world.  Macugen, which uses our Advanced PEGylation technology, has been fast-tracked by the FDA given the significant unmet medical need.  Eyetech is also developing Macugen for diabetic macular edema, which is in Phase II clinical trials.

On August 2, 2004 we announced an agreement with Pfizer Inc. under which Pfizer will use Nektar Advanced PEGylation Technology for one of its products.  The PEGylated version of this undisclosed product is in clinical testing.

Proprietary Products Group

Our Proprietary Products Group applies our technologies to create highly differentiated versions of already-approved drug molecules.  Since January 2003, the Proprietary Products Group has advanced two products into the clinic.

Redemption of Interest in Inhale 201 Partnership

Effective June 23, 2004, Nektar, SciMed Prop III, Inc. (the “General Partner”), 201 Industrial Partnership and Inhale 201 Industrial Road Partnership (the “Partnership”) entered into a Redemption Agreement (the “Redemption Agreement”) with respect to Nektar’s limited partnership interest in the Partnership.  In connection with a Contribution Agreement dated September 14, 2000 by and between Nektar and Bernardo Property Advisors, Inc., Nektar had contributed certain property located at 201 Industrial Road, San Carlos, CA to the Partnership in exchange for a limited partnership interest in the Partnership.  In addition, Nektar entered into a Build-to-Suit Lease with the Partnership (the “Lease”) with respect to the property contributed to the Partnership and the building subsequently built on such property, now occupied by Nektar as its headquarters (the “Building”).

The Redemption Agreement provides for the redemption of Nektar’s limited partnership interest in the Partnership in exchange for a cash payment of $19.5 million, the repayment of a $3.0 million outstanding loan from Nektar to the Partnership, and a modification of the Lease.  The redemption contemplated by the Redemption Agreement and related transactions are subject to certain closing conditions, including without limitation, the completion of an initial public offering by BioMed Realty Trust, Inc., a Maryland corporation, on or before October 31, 2004.  There can be no assurance that such conditions will be satisfied or that the transactions contemplated by the Redemption Agreement will be completed.

Pursuant to the Redemption Agreement, Nektar and the Partnership have agreed that upon the closing of the Redemption, if it occurs, they will enter into an Amended and Restated Build-to-Suit Lease (the “Amended Lease”).  The Amended Lease provides for, among other things, a decrease in the term of Nektar’s obligations with respect to a portion of the Building not currently occupied by Nektar and the elimination Nektar’s rights to occupy certain other space in the Building.

Recent Accounting Pronouncements

In March 2004 the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) reached a consensus on EITF 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.  EITF 03-01 provides guidance regarding disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under Statement of Financial Accounting Standard (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The guidance for evaluating whether an investment is other-than-temporarily impaired should be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004.  Our adoption of this EITF did not have a material effect on our financial position or results of operations.

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

Results of Operations

Three-Months and Six-Months Ended June 30, 2004 and 2003

Revenue

Contract research revenue for the three-month period ended June 30, 2004 of approximately $22.1 million was comparable to contract research revenue of approximately $21.2 million for the three-month period ended June 30, 2003.  Contract research revenue for the six-month period ended June 30, 2004, was approximately $43.6 million compared to approximately $39.6 million for the six-month period ended June 30, 2003, an increase of approximately 10%.  This increase was primarily due to project termination fees totaling approximately $2.1 million received and due to recognition of milestone revenue of approximately $1.3 million with regard to the filing of a marketing authorization application for Exubera® with the European Medicines Evaluation Agency during the six-month period ended June, 30 2004.  Contract research revenue includes reimbursed research and development expense as well as the amortization of deferred up-front signing and progress payments received from our collaborative partners.  Contract revenues are expected to fluctuate from year to year, and future contract revenue cannot be predicted accurately.  The level of contract revenues depends in part upon future success in obtaining timely completion of feasibility studies, the continuation of existing collaborations, and achievement of milestones under current and future agreements.

Product pricing is generally determined on a cost plus basis and is dependent on the manufacturing agreement specific to each partner.  Product revenue for the three-month period ended June 30, 2004 of approximately $6.4 million was comparable to product revenue of approximately $6.5 million for the three-month period ended June 30, 2003.  Product revenue for the six-month period ended June 30, 2004, was approximately $10.7 million compared to approximately $13.7 million for the six-month period ended June 30, 2003, a decrease of approximately 21%.  The decrease in product revenue for both the three-month and six-month periods ended was primarily due to production delays, re-scheduling some Advanced PEGylation product sales from the first half of 2004 to the second half of 2004, as well as lower demand for certain products.

Cost of Goods Sold

Cost of goods sold is associated with product sales and was approximately $6.7 million for the three-month period ended June 30, 2004 based on product sales of approximately $6.4 million, representing a negative gross margin of approximately (5%).  Cost of goods sold for the three-month period ended June 30, 2003 was approximately $3.7 million based on product sales of approximately $6.5 million, representing a gross margin of approximately 43%.  Cost of goods sold was approximately $9.3 million for the six-month period ended June 30, 2004 based on product sales of approximately $10.7 million, representing a gross margin of approximately 14%.  Cost of goods sold for the six-month period ended June 30, 2003 was approximately $8.3 million based on product sales of approximately $13.7 million, representing a gross margin of approximately 39%.  The decrease in gross margin for both the three-month and six-month periods ended June 30, 2004 was primarily due to lower overhead absorption and inventory reserves resulting from production problems of our PEG products during the three-month period ended June 30, 2004, refinement of our methodology to allocate operating expenses to inventory production, and change in product mix.  During the three-month period ended June 30, 2004, there was a production problem in one of our PEG-producing manufacturing lines which caused the line to be temporarily shut down due to impurities detected in some production batches.  We shut down the line to analyze the source of the impurities and implemented improved in-process testing procedures.  Because of the shutdown, inventory produced during the three-month period ended June 30, 2004 was lower than that produced during the three-month period ended June 30, 2003, resulting in lower than usual absorption.  As of June 30, 2004 the line was operational and we are in the process of confirming that we have fixed the problem.  There are plans to reprocess the impacted inventory, which we expect will result in saleable inventory.  In the later part of the year we expect our product margins will be at about the same levels as last year.

Research and Development Expenses

Research and development expenses are associated with three general categories: (i) collaborative agreements under which spending is reimbursed by our partners; (ii) spending attributed to internally funded programs; and (iii) commercial readiness and infrastructure costs associated with commercial operations for our drug and third-party device manufacturing.  Research and development expenses were approximately $36.5 million and approximately $32.4 million for the three-month periods ended June 30, 2004 and 2003, respectively.  The approximate 13% increase in research and development expenses was primarily due to increased expenditures relating to commercial readiness of Exubera® as well as incremental spending on our proprietary products.  Research and development expenses were approximately $70.5 million and approximately $64.5 million for the six-month periods ended June 30, 2004 and 2003, respectively.  The approximate 9% increase was due to increased expenditures relating to commercial readiness of Exubera® as well as incremental spending on our proprietary products.

General and Administrative Expenses

General and administrative expenses are associated with administrative staffing, business development, and marketing efforts.  General and administrative expenses were approximately $5.5 million and approximately $5.1 million for the three-month periods ended June 30, 2004 and 2003, respectively.  The approximate 7% increase in general and administrative expenses was due primarily to increased outside consulting services offset by an decrease in general and administrative expenses due to the refinement of our methodology to allocate general and administrative expenses to cost of goods sold.  General and administrative expenses were approximately $9.9 million for the six-month period ended June 30, 2004 and approximately $10.3 million for the six-month period ended June 30, 2003.  The approximate 4% decrease in general and administrative expenses was primarily due to the refinement of our methodology to allocate general and administrative expenses to cost of goods sold.

Loss on Debt Extinguishment

During the six-month period ended June 30, 2004, we recognized a loss on debt extinguishment in connection with two privately negotiated transactions to convert our outstanding convertible subordinated notes into shares of our common stock.  In January 2004, certain holders of our outstanding 3.5% convertible subordinated notes due October 2007 completed an exchange and cancellation of $9.0 million in aggregate principal amount of the notes for the issuance of 575,605 shares of our common stock in a privately negotiated transaction.  In February 2004, certain holders of our outstanding 3% convertible subordinated notes due June 2010 converted approximately $36.0 million in aggregate principal amount of such notes for approximately 3.2 million shares of our common stock and a cash payment of approximately $3.1 million in the aggregate in privately negotiated transactions.  As a result of these transactions, we recognized losses on debt extinguishment of approximately $7.8 million and $1.5 million, respectively, in accordance with SFAS No. 84, Induced Conversions of Convertible Debt.

During the six-month period ended June 30, 2003, we recognized a $4.3 million gain on the debt extinguishment in connection with the cash payment of approximately $16.2 million to repurchase $20.5 million in aggregate principal amount of 3.5% convertible notes due in 2007 in privately negotiated transactions.

Interest Income

Interest income was approximately $1.6 million for the three-month period ended June 30, 2004, as compared to approximately $1.3 million for the three-month period ended June 30, 2003.  The approximate $0.3 million increase in interest income was due to higher cash, cash equivalent, and short-term investment balances during the three-month period ended June 30, 2004 as compared to the three-month period ended June 30, 2003.  Interest income was approximately $2.9 million for both six-month periods ended June 30, 2004 and June 30, 2003.  Although the cash, cash equivalent, and short-term investment balances were higher during the six-month period ended June 30, 2004, interest income for the six-month period ended June 30, 2004 approximated that of the six-month period ended June 30, 2003 due to the offsetting impact of lower interest rates in 2004 as compared to 2003.

Interest Expense

Interest expense is related to our outstanding convertible subordinated notes and debentures, an obligation for our build-to suit lease transaction with our real estate partnership, other equipment loans and lines of credit, and the mark-to-market impact of our interest rate swap.  Interest expense was approximately $2.8 million and $4.2 million for the three-month periods ended June 30, 2004 and 2003, respectively.  The approximate $1.4 million decrease in interest expense was due to the lower balance of convertible subordinated notes outstanding at June 30, 2004 as compared to June 30, 2003.  Interest expense was approximately $18.8 million and approximately $8.3 million for the six-month periods ended June 30, 2004 and 2003, respectively.  The approximate $10.5 million increase in interest expense was due primarily to the payment of approximately $12.7 million in “make-whole” payments made to certain holders of our outstanding 3.0% convertible subordinated notes due June 2010 in connection with the conversion of $169.3 million in aggregate principal amount of the notes held by such holders for the issuance of approximately 14.9 million shares of our common stock following our call for the redemption of such notes during the three-month period ended March 31, 2004.  This was partially offset by a decrease in interest expense due to the lower balance of convertible subordinated notes outstanding at June 30, 2004 as compared to June 30, 2003.  We expect interest expense to decrease as a result of the decrease in the outstanding balance of our convertible subordinated notes during 2004.

Liquidity and Capital Resources

We have financed our operations primarily through public and private placements of our debt and equity securities, revenue from development contracts, product sales and short-term research and feasibility agreements, financing of equipment acquisitions and tenant improvements, and interest income earned on our investments of cash.  At June 30, 2004 we had cash, cash equivalents and short-term investments of approximately $425.3 million.

	As of June 30,
	2004	2003
	(in millions, except current ratio)

Cash, cash equivalents, and short-term investments	$425.3	$308.3
Current ratio	10.2:1	7.3:1

	Six Months Ended June 30,
	2004	2003
	(in millions)
Cash provided by/(used in)
Operating activities	$(58.2)	$(52.1)
Investing activities	$(172.2)	$35.6
Financing activities	$202.7	$81.8
Capital expenditures (included in investing activities above)	$(14.0)	$(6.1)

Our operations used cash of $58.2 million for the six-month period ended June 30, 2004 as compared to $52.1 million for the six-month period ended June 30, 2003.  The $6.3 million increase in cash used in operating activities was due primarily to the increased net loss of $29.2 million, offset by the increase in non-cash loss on extinguishment of debt of $13.6 million and the change in assets and liabilities $9.1 million.

Cash used by investing activities was $172.2 million for the six-month period ended June 30, 2004 as compared to cash provided by investing activities of $35.6 million for the six-month period ended June 30, 2003.  Cash related to investing activities for the six-month periods ended June 30, 2004 and 2003 were affected primarily by the purchase of short-term investments.  The balance of short-term investments as of June 30, 2004 increased by $180.9 million as compared to June 30, 2003 as a result of the investment of the majority of the proceeds from the sale of approximately 9.5 million shares of our common stock in March 2004.  The sale and maturity of short-term investments increased by approximately $6.3 million during the six-month period ended June 30, 2004 as compared to the sale and maturity of short-term investments during the six-month period ended June 30, 2003. We purchased property and equipment of approximately $14.0 million and $6.1 million during the six-month periods ended June 30, 2004 and 2003, respectively.  The increase in purchased property and equipment of $7.9 million was primarily due to the expansion of our manufacturing facility in Alabama.

The $202.7 million in cash provided by financing activities for the six-month period ended June 30, 2004 was primarily due to the sale of 9.5 million shares of our common stock in March 2004 at a price of $20.71 per common share for proceeds of approximately $196.2 million, net of issuance costs. In addition, cash received from employee exercises of stock options totaled $7.7 million for the six-month period ended June 30, 2004.  The $81.8 million in cash provided by financing activities for the six-month period ended June 30, 2003 resulted from the sale of $100 million in aggregate principal amount of our 3% convertible subordinated notes due in 2010 for aggregate proceeds of $96.4 million, net of issuance costs.  This was offset by cash payments of $16.2 million for the repurchase of $20.5 million aggregate principal amount of our 3.5% convertible subordinated notes due in 2007 in privately negotiated transactions.

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

In March 2004, we called for the full redemption of our outstanding 3% convertible subordinated notes due June 2010. The aggregate principal amount outstanding of the notes at the time of the call for redemption was $133.3 million, all of which was converted into an aggregate approximately 11.7 million shares of common stock prior to the redemption date.  In connection with the conversion, we agreed to pay $75.00 per $1,000 of the notes to be converted, for an aggregate payment of approximately $10.0 million.  This payment was recorded as interest expense.

In February 2004, certain holders of our outstanding 3% convertible subordinated notes due June 2010 converted approximately $36.0 million in aggregate principal amount of such notes for approximately 3.2 million shares of our common stock and a cash payment of approximately $3.1 million in the aggregate in privately negotiated transactions.

As a result of the transactions related to convertible subordinated debt during the six-month period ended June 30, 2004, our total contractual obligation with regard to convertible subordinated debt has decreased from $360.0 million at December 31, 2003 to $173.9 million at June 30, 2004.  All of our outstanding convertible subordinated debt as of June 30, 2004 will mature in 2007.

Given our current cash requirements, we forecast that we will have sufficient cash to meet our net operating expense requirements for at least the next two years.  We plan to continue to invest in our growth and the need for cash will be dependent upon the timing of these investments.  Our capital needs will depend on many factors, including continued scientific progress in our research and development arrangements, progress with preclinical and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs of developing and the rate of scaling up each manufacturing operation of our technologies, the timing and cost of our late stage clinical and early commercial production facility, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, the need to acquire licenses to new technologies, and the status of competitive products.  The entire outstanding balance of convertible subordinated debt as of June 30, 2004 of $173.9 million will mature in 2007.  We are not likely to be able to satisfy this entire obligation through cash flow generated by our operations.  To satisfy our long-term needs, we intend to seek additional funding, as necessary, from corporate partners and from the sale of securities.  Because we are an early stage biotechnology company, we do not qualify to issue investment grade debt or have access to certain credit facilities.  As a result, any financing we undertake will likely involve the issuance of equity, convertible debt instruments or high-yield debt to fund our working capital.  To date we have been primarily dependent upon equity and convertible debt financings for capital and have incurred substantial debt as a result of our issuances of subordinated notes and debentures that are convertible into our common stock.  Our substantial debt, the market price of our securities and the general economic climate, among other factors, could have material consequences for our financial position and could affect our sources of short-term and long-term funding.  There can be no assurance that additional funds, if and when required, will be available to us on favorable terms, if at all.

Issuer Purchases of Equity Securities

There were no purchases of any class of our equity securities by us or any affiliate pursuant to any publicly announced repurchase plan in the three-month or six-month periods ended June 30, 2004.

Approval of Non-Audit Services

During the three-month period ended June 30, 2004, the Audit Committee of the Board of Directors approved $110,000 in tax-related consultation and tax returns preparation services to be provided by Ernst & Young LLP, our independent registered public accounting firm.

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

We are developing with Pfizer an inhaleable version of insulin, Exubera®, for the treatment of Type 1 and Type 2 diabetes that will be administered using our Pulmonary Technology.  Exubera® is currently in extended Phase III clinical trials.  We currently depend on Pfizer as the source of a significant portion of our revenues.  For the six-month periods ended June, 2004 and 2003, revenue from Pfizer accounted for 59% and 58% of our revenue, respectively.  In March 2004, Pfizer and Aventis announced that the EMEA has accepted the filing of a marketing authorization application for Exubera®.  However, there can be no assurance that Exubera® will be approved for marketing and/or commercial use in the European Union (“E.U.”).  Delays in the filing of an Exubera® NDA will result in a delay in marketing approval in the U.S., and there can be no assurance that even if the NDA submission is filed, Exubera® will be approved for marketing and commercial use in the U.S.  Among the factors that may delay the filing or approval of the NDA, the approval by the EMEA to market Exubera® in the E.U., or the commercial launch of Exubera® in the U.S. or the E.U., or that may impact a decision to proceed at all with respect to any of the foregoing, are the following:

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

The determination as to whether or when an NDA is filed with respect to Exubera® will be made by Pfizer in its discretion.  If the filing or approval of the NDA is substantially delayed beyond the internal estimates we have made for purposes of budgeting and resource allocation, we may not have the financial ability to continue supporting the Exubera® program or be able to meet our contractual obligations relating to the commercial launch of Exubera®.  In the event of any such delay, we may also elect to divert resources away from Exubera® related activities or otherwise reduce our activities relating to the Exubera® program.  Any material delay in the filing for regulatory approval or material delay in receiving regulatory approval (which in some countries includes pricing approval), or failure to receive regulatory approval for Exubera® at all, would affect our contract research revenue from Pfizer, may result in the payment by us of substantial reimbursements to the contract manufacturers of our proprietary inhaler device with respect to the capital they have deployed in support of such activity, and would significantly harm our financial position and results of operations.  Furthermore, should the collaboration with Pfizer be discontinued, our financial position and results of operations will be significantly harmed.

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

We are in an early stage of development with respect to many of our products.  There is a risk that our technologies will not be commercially feasible.  Even if our technologies are commercially feasible, they may not be commercially accepted across a range of large and small molecule drugs.  We have tested 13 drug formulations based on our Pulmonary Technology in humans.  None of the products using our Pulmonary Technology has been approved for marketing.  Our Advanced PEGylation Technology has been incorporated in five products that the FDA has approved for marketing and one additional product approved in Europe, and 10 others are in clinical trials.  Our Supercritical Fluid Technology is also primarily in an early stage of feasibility.  Our potential products require extensive research, development and preclinical and clinical testing.  Our potential products also may involve lengthy regulatory reviews and require regulatory approval before they can be sold.  We do not know if, and cannot provide assurance that, any of our potential products will prove to be safe and effective, accomplish the objectives that we and our collaborative partners are seeking through the use of our technologies, meet regulatory standards or continue to meet such standards if already approved.  There is a risk that we, and our collaborative partners, may not be able to produce any of our potential products in commercial quantities at acceptable costs, or market them successfully.  Failure to achieve commercial feasibility, demonstrate safety, achieve clinical efficacy, obtain regulatory approval or, together with partners, successfully market products will negatively impact our revenues and results of operations.

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

Any clinical trial may fail to produce results satisfactory to us, our collaborative partners, the FDA, or other regulatory authorities.  Preclinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval or commercialization.  Negative or inconclusive results or adverse medical events during a clinical trial could cause a clinical trial to be repeated or a program to be terminated.  We typically rely on collaborative partners and third-party clinical investigators to conduct clinical trials of our products and, as a result, we may face additional delaying factors outside our control.

We do not know if any of our research and development efforts, including preclinical testing or clinical trials, will adhere to our planned schedules or be completed on a timely basis or at all.  Typically, there is a high rate of attrition for product candidates in preclinical and clinical trials.

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

We may not be able to identify and produce powdered or other formulations of drugs that retain the physical and chemical properties needed to work effectively with our inhaler devices for deep lung delivery using our Pulmonary Technology, or through other methods of drug delivery using our Advanced PEGylation or Supercritical Fluid Technologies.  Formulation stability is the physical and chemical stability of the drug over time and under various storage, shipping and usage conditions.  Formulation stability will vary with each drug formulation and the type and amount of ingredients that are used in the formulation.  Since our drug formulation technology is new and largely unproven, we do not know if our drug formulations will retain the needed physical and chemical properties and performance of the drugs.  Problems with formulated drug powder stability in particular would negatively impact our ability to develop products based on our Pulmonary Technology or Supercritical Fluid Technology, or obtain regulatory approval for or market such products.

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

•                  perform laboratory and pre-clinical testing of potential products; and

•                  scale-up our manufacturing processes.

We must accomplish all of these steps without delaying any aspect of product development.  Any delay in one component of product or business development could delay our ability to develop, and our partners’ ability to obtain approval or market products using our delivery and formulation technologies.

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

For the most part, we obtain the bulk active pharmaceutical ingredients we use to manufacture products using our technologies from sole or exclusive sources of supply.  For example, with respect to our source of bulk insulin, we have entered into a collaborative agreement with Pfizer that has, in turn, entered into an agreement with Aventis to manufacture regular human insulin.  Under the terms of their agreement, Pfizer and Aventis agreed to construct a jointly owned manufacturing plant in Frankfurt, Germany.  Until needed, Pfizer will provide us with insulin from Aventis’s existing plant.  We also have an agreement with one supplier, NOF Corporation, for the supply of PEG polymer chains we use in our products that incorporate our Advanced PEGylation Technology.       If our sole or exclusive source suppliers fail to provide either active pharmaceutical ingredients or PEGylation materials in sufficient quantities when required, our revenues and results of operations may be negatively impacted.

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

In both domestic and foreign markets, sales of our products under development will depend in part upon pricing approvals by government authorities and the availability of reimbursement from third-party payors, such as government health administration authorities, managed care providers, private health insurers and other organizations.  In addition, such third-party payors are increasingly challenging the price and cost effectiveness of medical products and services.  Significant uncertainty exists as to the pricing approvals for, and the reimbursement status of, newly approved health care products.  Moreover, legislation and regulations affecting the pricing of pharmaceuticals may change before regulatory agencies approve our proposed products for marketing.  Adoption of such legislation and regulations could further limit pricing approvals for, and reimbursement of, medical products.  A government or third-party payor decision not to approve pricing for, or provide adequate coverage and reimbursements of, our products would limit market acceptance of such products.

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

If any of our pending applications do not issue or following issuance are deemed invalid or if any of our patents are deemed invalid, we may lose valuable intellectual property protection.  If any of our products infringe third-party intellectual property rights, we may suffer adverse effects to our ability to develop and commercialize products and to our revenues and results from operations.

We have filed patents applications (and we plan to file additional patent applications) covering, among other things, aspects of: (a) our pulmonary delivery technology (in general and as it relates to specific molecules) including, without limitation, our powder processing technology, our powder formulation technology, and our inhalation device technology; (b) our Advanced PEGylation technology; and (c) our Supercritical Fluid technology.  As of June 30, 2004, we owned 777 issued U.S. and foreign patents that cover various aspects of our technologies, and we have a number of patent applications pending.

Access, or our partners’ access, to drugs to be formulated using our various delivery technologies affects our ability to develop and commercialize our technologies.  We intend generally to rely on the ability of our partners to provide access to drugs that we formulate for pulmonary and other forms of delivery.  There is a risk that our partners will not be able to provide access to such drugs.  This situation is complex, and as such, the ability of any one company, including us, to commercialize a particular drug is unpredictable.

In addition, formulations of drugs that are presently under development by us — as well as our drug formulation and delivery technologies — may be subject to issued U.S. and foreign patents (and may be subject in the future to patents that issue from pending patent applications) owned by competitors.  Therefore, even if our partners provide access to drugs for the formulation of pulmonary and other forms of delivery, there is a risk that third parties will accuse, and possibly a court or a governmental agency will determine, that we and/or our partners infringe third party patent rights covering such drugs and/or the formulation or delivery technologies utilizing such drugs, and we will be prohibited from working with the drug or formulation or delivery technology, or we will be found liable for damages that may not be subject to indemnification, or we may elect to pay such third party royalties under a license to such patent rights if one is available.  Any such restrictions on access to drugs, liability for damages, prohibition, or payment of royalties would negatively impact our revenues and results of operations.

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

As of June 30, 2004, we had approximately $173.9 million in long-term convertible subordinated notes and debentures, $30.5 million in non-current capital lease obligations and $11.7 million in other long-term liabilities.  Our substantial long-term indebtedness, which totaled $216.1 million as of June 30, 2004, has and will continue to impact us by:

•                  making it more difficult to obtain additional financing; and

•                  constraining our ability to react quickly in an unfavorable economic climate.

Currently we are not generating positive cash flow.  Delay in the approval of Exubera®, or other adverse occurrences related to our product development efforts will adversely impact our ability to meet our obligations to repay the principal amounts on our convertible subordinated notes and debentures when due.  In addition, if the market price of our common stock is below the related conversion price, the holders of the related outstanding convertible subordinated notes and debentures will not likely convert such securities to equity in accordance with their existing terms.  If we are unable to satisfy our debt service requirements, substantial liquidity problems could result.  As of June 30, 2004 we had cash, cash equivalents and short-term investments valued at approximately $425.3 million.  We expect to use a substantial portion of these assets to fund our on-going operations over the next few years.  As of June 30, 2004, we had approximately $173.9 million outstanding convertible subordinated notes and debentures, all of which will mature in 2007.  We may not generate sufficient cash from operations to repay our convertible subordinated notes and debentures or satisfy any other of these obligations when they become due and may have to raise additional funds from the sale of equity or debt securities or otherwise restructure our obligations in order to do so.  There can be no assurance that any such financing or restructuring will be available to us on commercially acceptable terms, if at all.

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

We have never had a profitable year and, through June 30, 2004, we have an accumulated deficit of approximately $677.4 million.  We expect to continue to incur substantial and potentially increasing losses over at least the next few years as we expand our research and development efforts, testing activities and manufacturing operations, and as we further expand our late stage clinical and early commercial production facilities.  Most of our potential products are in the early stages of development.  Except for the approved products incorporating our Advanced PEGylation Technology, we have generated no revenues from product sales.  Our revenues to date have consisted primarily of payments under short-term research and feasibility agreements and development contracts.

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

Our stock price is volatile.  In the last twelve-month period ending June 30, 2004, based on closing bid prices on The NASDAQ National Market, our stock price ranged from $6.87 to $23.24.  We expect our stock price to remain volatile.  A variety of factors may have a significant effect on the market price of our common stock, including:

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our market risks at June 30, 2004 have not changed significantly from those discussed in Item 7A of our Form 10-K, as amended, for the year ended December 31, 2003 on file with the Securities and Exchange Commission.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15 and 15(d)-15).  Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Controls.  During the three-month and six-month periods ended June 30, 2004, there were no changes to internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

A.           The annual meeting of the stockholders was held on June 17, 2004.

B.             The following matters were voted upon at the annual meeting:

1.               To elect the following directors to hold office until the 2007 annual meeting of stockholders:

Nominee	In Favor	Withheld
Christopher A. Kuebler	55,304,858	8,662,965
Irwin Lerner	52,134,031	11,833,792
John S. Patton, Ph.D.	55,257,408	8,710,415

Michael A. Brown, Ajit S. Gill, Melvin Perelman, Ph.D., Robert B. Chess, Susan Wang, and Roy A. Whitfield continued to serve as directors after the annual meeting.

2.               To approve an amendment to our 2000 Equity Incentive Plan to increase the aggregate number of shares of common stock authorized for issuance under the plan by 900,000 shares.

For	Against	Abstain	Broker Non-Vote
38,012,786	10,469,593	286,200	15,199,244

3.               To ratify the selection by the audit committee of the board of directors of Ernst &Young LLP as our independent auditors for the fiscal year ending December 31, 2004.

For	Against	Abstain
63,407,088	523,833	36,902

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

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits

Except as so indicated in Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

Exhibit Number		Description of Documents

2.1	(1)	Agreement and Plan of Merger, dated June 4, 1998, by and between Inhale Therapeutic Systems, a California corporation, and Inhale Therapeutic Systems (Delaware), Inc., a Delaware corporation.
2.2	(11)	Recommended Offer, dated December 21, 2000, by Cazenove & Co. on behalf of Nektar Therapeutics for Bradford Particle Design plc.
2.3	(14)

Agreement and Plan of Merger and Reorganization, dated May 22, 2001, by and among Nektar Therapeutics, Square Acquisition Corp., Shearwater Corporation, Certain Shareholders of Shearwater Corporation and J. Milton Harris as Shareholders’ Agent.

2.4	(14)

Amendment to Agreement and Plan of Merger and Reorganization, dated June 21, 2001, by and among Nektar Therapeutics, Square Acquisition Corp., Shearwater Corporation, J. Milton Harris, as Shareholders’ Agent and a Designated Shareholder, and Puffinus, L.P.

3.1	(1)	Certificate of Incorporation of Inhale Therapeutic Systems (Delaware), Inc.
3.2	(1)	Bylaws of Nektar Therapeutics.
3.3	(9)	Certificate of Amendment of the Amended Certificate of Incorporation of Nektar Therapeutics.
3.4	(13)	Certificate of Designation of Series A Junior Participating Preferred Stock of Nektar Therapeutics.
3.5	(15)	Certificate of Designation of Series B Convertible Preferred Stock of Nektar Therapeutics.
3.6	(18)	Certificate of Ownership and Merger of Nektar Therapeutics.
4.1		Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.
4.2	(2)	Restated Investor Rights Agreement, dated April 29, 1993, as amended October 29, 1993, by and among Nektar Therapeutics and certain other persons named therein.
4.3	(3)	Stock Purchase Agreement, dated January 18, 1995, by and between Nektar Therapeutics and Pfizer Inc.
4.4	(4)	Form of Purchase Agreement, dated January 28, 1997, by and among Nektar Therapeutics and the individual Purchasers.
4.5	(5)	Stock Purchase Agreement, dated December 8, 1998, by and between Nektar Therapeutics and Capital Research and Management Company.
4.6	(7)	Purchase Agreement, dated October 6, 1999, by and among Nektar Therapeutics, Lehman Brothers Inc., Deutsche Bank Securities Inc. and U.S. Bancorp Piper Jaffray Inc.
4.7	(7)	Resale Registration Rights Agreement, dated October 13, 1999, by and among Nektar Therapeutics, Lehman Brothers Inc., Deutsche Bank Securities Inc. and U.S. Bancorp Piper Jaffray Inc.
4.8	(7)	Indenture, dated October 13, 1999, by and between Nektar Therapeutics, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.
4.9	(7)	Form of Registration Rights Agreement by and between Nektar Therapeutics and Alliance Pharmaceutical Corp.
4.10	(8)

Purchase Agreement, dated February 2, 2000, by and among Nektar Therapeutics, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Lehman Brothers Inc. and U.S. Bancorp Piper Jaffray Inc.

4.11	(8)

Resale Registration Rights Agreement, dated February 8, 2000, by and among Nektar Therapeutics, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Lehman Brothers Inc. and U.S. Bancorp Piper Jaffray Inc.

4.12	(8)	Indenture, dated February 8, 2000, by and between Nektar Therapeutics, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.
4.13	(18)	Specimen Common Stock certificate.
4.14	(10)	Specimen warrants to purchase shares of Common Stock.
4.15	(12)

Purchase Agreement, dated October 11, 2000, by and among Nektar Therapeutics, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Lehman Brothers Inc. and U.S. Bancorp Piper Jaffray Inc.

4.16	(12)

Resale Registration Rights Agreement, dated October 17, 2000, by and among Nektar Therapeutics, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities, Inc., Lehman Brothers Inc. and U.S. Bancorp Piper Jaffray Inc.

4.17	(12)	Indenture, dated October 17, 2000, by and between Nektar Therapeutics, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.
4.18	(13)	Rights Agreement, dated as of June 1, 2001, by and between Nektar Therapeutics and Mellon Investor Services LLC., as Rights Agent.
4.19	(13)	Form of Right Certificate.

4.20	(15)	Preferred Stock Purchase Agreement, dated January 7, 2002, by and between Nektar Therapeutics and Enzon Pharmaceuticals, Inc.
4.21	(17)	Common Stock Purchase Agreement, dated June 7, 2002, by and between Nektar Therapeutics and AFAC Equity L.P.
4.22	(17)	Common Stock Purchase Agreement, dated July 9, 2002, by and between Nektar Therapeutics and AFAC Equity L.P.
4.23	(16)	Common Stock Purchase Agreement, dated December 6, 2002, by and between Nektar Therapeutics and AFAC Equity L.P.
4.24	(19)

Purchase Agreement, dated June 25, 2003, by and among Nektar Therapeutics, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Lehman Brothers Inc., Friedman, Billings, Ramsey & Co. Inc. and SG Cowen Securities Corporation

4.25	(19)

Resale Registration Rights Agreement, dated June 30, 2003, by and among Nektar Therapeutics, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Lehman Brothers Inc., Friedman, Billings, Ramsey & Co. Inc. and SG Cowen Securities Corporation

4.26	(19)	Indenture, dated June 30, 2003, by and between Nektar Therapeutics and J.P. Morgan Trust Company, National Association, as trustee
4.27	(20)	Indenture, dated October 9, 2003, by and between Nektar Therapeutics and J.P. Morgan Trust Company, National Association, as trustee
4.28	(21)	Resale Registration Rights Agreement, dated October 9, 2003, by and among Nektar Therapeutics and the entities named therein
4.29	(20)	Form of Convertible Subordinated Note due 2010
4.30	(22)	First Supplemental Indenture, dated October 17, 2003, by and between Nektar Therapeutics and J.P. Morgan Trust Company, National Association, as trustee
10.1	(23)	Redemption Agreement, dated June 23, 2004 by and between Nektar Therapeutics, SciMed Prop III, Inc., 201 Industrial Partnership and Inhale 201 Industrial Road, L.P.
10.2	(24)	2000 Non-Officer Equity Incentive Plan, as amended.
10.3	(24)	2000 Equity Incentive Plan, as amended
10.4	(24)	Nektar Therapeutics 401 (k) Retirement Plan, as amended
10.5	(24)	Amendment to Non-Standardized Adoption Agreement No. 001 for use with Nektar Therapeutics 401 (k) Retirement Plan, as amended
31.1	(24)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	(24)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	(24)	Section 1350 Certifications.

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

(7)                                  Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Registration Statement on Form S-3 (No. 333-94161), as amended.

(8)                                  Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 1999.

(9)                                  Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(10)                            Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(11)                            Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 11, 2001.

(12)                            Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-3 (No. 333-53678), filed on January 12, 2001.

(13)                            Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on June 4, 2001.

(14)                            Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on July 10, 2001.

(15)                            Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on January 8, 2002.

(16)                            Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K, as amended, for the year ended December 31, 2002.

(17)                            Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(18)                            Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 23, 2003.

(19)                            Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on July 2, 2003.

(20)                            Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on October 10, 2003.

(21)                            Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on November 3, 2003.

(22)                            Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on October 20, 2003.

(23)                            Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8K, filed on June 29, 2004.

(24)                            Filed herewith.

(b)                                 Reports on Form 8-K for the three-month period ending June 30, 2004:

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

Current Report on Form 8-K, filed May 5, 2004, announcing that Nektar Therapeutics issued a press release announcing results of the quarter ended March 31, 2004.  The information in that report, including the exhibit thereto, shall not be deemed “filed” for purposes of Section 18 of the 1934 Act, or otherwise subject to the liabilities of that Section or Sections 11 and 12(a)(2) of the 1933 Act. The information contained therein and in the accompanying exhibit thereto shall not be incorporated by reference into any filing with the SEC made by Nektar Therapeutics, whether made before or after the date thereof, regardless of any general incorporation language in such filing.

Current Report on Form 8-K filed June 29, 2004, announcing that Nektar Therapeutics, SciMed Prop III, Inc., 201 Industrial Partnership, and Inhale 201 Industrial Road Partnership (the “Partnership”) entered into a Redemption Agreement with respect to Nektar’s limited partnership interest in the Partnership.

Current Report on Form 8-K, filed August 2, 2004, announcing that Nektar Therapeutics issued a press release announcing results of the quarter ended June 30, 2004.  The information in that report, including the exhibit thereto, shall not be deemed “filed” for purposes of Section 18 of the 1934 Act, or otherwise subject to the liabilities of that Section or Sections 11 and 12(a)(2) of the 1933 Act. The information contained therein and in the accompanying exhibit thereto shall not be incorporated by reference into any filing with the SEC made by Nektar Therapeutics, whether made before or after the date thereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ AJIT S. GILL
Ajit S. Gill
Chief Executive Officer, President and Director

Date:	August 5, 2004

By:	/s/ AJAY BANSAL
Ajay Bansal
Chief Financial Officer and Vice President, Finance and Administration

Date:	August 5, 2004

EXHIBIT INDEX

Except as so indicated in Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

Exhibit Number		Description of Documents

2.1	(1)	Agreement and Plan of Merger, dated June 4, 1998, by and between Inhale Therapeutic Systems, a California corporation, and Inhale Therapeutic Systems (Delaware), Inc., a Delaware corporation.
2.2	(11)	Recommended Offer, dated December 21, 2000, by Cazenove & Co. on behalf of Nektar Therapeutics for Bradford Particle Design plc.
2.3	(14)

Agreement and Plan of Merger and Reorganization, dated May 22, 2001, by and among Nektar Therapeutics, Square Acquisition Corp., Shearwater Corporation, Certain Shareholders of Shearwater Corporation and J. Milton Harris as Shareholders’ Agent.

2.4	(14)

Amendment to Agreement and Plan of Merger and Reorganization, dated June 21, 2001, by and among Nektar Therapeutics, Square Acquisition Corp., Shearwater Corporation, J. Milton Harris, as Shareholders’ Agent and a Designated Shareholder, and Puffinus, L.P.

3.1	(1)	Certificate of Incorporation of Inhale Therapeutic Systems (Delaware), Inc.
3.2	(1)	Bylaws of Nektar Therapeutics.
3.3	(9)	Certificate of Amendment of the Amended Certificate of Incorporation of Nektar Therapeutics.
3.4	(13)	Certificate of Designation of Series A Junior Participating Preferred Stock of Nektar Therapeutics.
3.5	(15)	Certificate of Designation of Series B Convertible Preferred Stock of Nektar Therapeutics.
3.6	(18)	Certificate of Ownership and Merger of Nektar Therapeutics.
4.1		Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.
4.2	(2)	Restated Investor Rights Agreement, dated April 29, 1993, as amended October 29, 1993, by and among Nektar Therapeutics and certain other persons named therein.
4.3	(3)	Stock Purchase Agreement, dated January 18, 1995, by and between Nektar Therapeutics and Pfizer Inc.
4.4	(4)	Form of Purchase Agreement, dated January 28, 1997, by and among Nektar Therapeutics and the individual Purchasers.
4.5	(5)	Stock Purchase Agreement, dated December 8, 1998, by and between Nektar Therapeutics and Capital Research and Management Company.
4.6	(7)	Purchase Agreement, dated October 6, 1999, by and among Nektar Therapeutics, Lehman Brothers Inc., Deutsche Bank Securities Inc. and U.S. Bancorp Piper Jaffray Inc.
4.7	(7)	Resale Registration Rights Agreement, dated October 13, 1999, by and among Nektar Therapeutics, Lehman Brothers Inc., Deutsche Bank Securities Inc. and U.S. Bancorp Piper Jaffray Inc.
4.8	(7)	Indenture, dated October 13, 1999, by and between Nektar Therapeutics, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.
4.9	(7)	Form of Registration Rights Agreement by and between Nektar Therapeutics and Alliance Pharmaceutical Corp.
4.10	(8)

Purchase Agreement, dated February 2, 2000, by and among Nektar Therapeutics, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Lehman Brothers Inc. and U.S. Bancorp Piper Jaffray Inc.

4.11	(8)

Resale Registration Rights Agreement, dated February 8, 2000, by and among Nektar Therapeutics, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Lehman Brothers Inc. and U.S. Bancorp Piper Jaffray Inc.

4.12	(8)	Indenture, dated February 8, 2000, by and between Nektar Therapeutics, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.
4.13	(18)	Specimen Common Stock certificate.
4.14	(10)	Specimen warrants to purchase shares of Common Stock.
4.15	(12)

Purchase Agreement, dated October 11, 2000, by and among Nektar Therapeutics, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Lehman Brothers Inc. and U.S. Bancorp Piper Jaffray Inc.

4.16	(12)

Resale Registration Rights Agreement, dated October 17, 2000, by and among Nektar Therapeutics, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities, Inc., Lehman Brothers Inc. and U.S. Bancorp Piper Jaffray Inc.

4.17	(12)	Indenture, dated October 17, 2000, by and between Nektar Therapeutics, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.
4.18	(13)	Rights Agreement, dated as of June 1, 2001, by and between Nektar Therapeutics and Mellon Investor Services LLC., as Rights Agent.
4.19	(13)	Form of Right Certificate.
4.20	(15)	Preferred Stock Purchase Agreement, dated January 7, 2002, by and between Nektar Therapeutics and Enzon Pharmaceuticals, Inc.

4.21	(17)	Common Stock Purchase Agreement, dated June 7, 2002, by and between Nektar Therapeutics and AFAC Equity L.P.
4.22	(17)	Common Stock Purchase Agreement, dated July 9, 2002, by and between Nektar Therapeutics and AFAC Equity L.P.
4.23	(16)	Common Stock Purchase Agreement, dated December 6, 2002, by and between Nektar Therapeutics and AFAC Equity L.P.
4.24	(19)

Purchase Agreement, dated June 25, 2003, by and among Nektar Therapeutics, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Lehman Brothers Inc., Friedman, Billings, Ramsey & Co. Inc. and SG Cowen Securities Corporation

4.25	(19)

Resale Registration Rights Agreement, dated June 30, 2003, by and among Nektar Therapeutics, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Lehman Brothers Inc., Friedman, Billings, Ramsey & Co. Inc. and SG Cowen Securities Corporation

4.26	(19)	Indenture, dated June 30, 2003, by and between Nektar Therapeutics and J.P. Morgan Trust Company, National Association, as trustee
4.27	(20)	Indenture, dated October 9, 2003, by and between Nektar Therapeutics and J.P. Morgan Trust Company, National Association, as trustee
4.28	(21)	Resale Registration Rights Agreement, dated October 9, 2003, by and among Nektar Therapeutics and the entities named therein
4.29	(20)	Form of Convertible Subordinated Note due 2010
4.30	(22)	First Supplemental Indenture, dated October 17, 2003, by and between Nektar Therapeutics and J.P. Morgan Trust Company, National Association, as trustee
10.1	(23)	Redemption Agreement, dated June 23, 2004 by and between Nektar Therapeutics, SciMed Prop III, Inc., 201 Industrial Partnership and Inhale 201 Industrial Road, L.P.
10.2	(24)	2000 Non-Officer Equity Incentive Plan, as amended.
10.3	(24)	2000 Equity Incentive Plan, as amended
10.4	(24)	Nektar Therapeutics 401 (k) Retirement Plan, as amended
10.5	(24)	Amendment to Non-Standardized Adoption Agreement No. 001 for use with Nektar Therapeutics 401 (k) Retirement Plan, as amended
31.1	(24)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	(24)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	(24)	Section 1350 Certifications.

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

(7)                     Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Registration Statement on Form S-3 (No. 333-94161), as amended.

(8)                     Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 1999.

(9)                     Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(10)               Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(11)               Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 11, 2001.

(12)               Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-3 (No. 333-53678), filed on January 12, 2001.

(13)               Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on June 4, 2001.

(14)               Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on July 10, 2001.

(15)               Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on January 8, 2002.

(16)               Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K, as amended, for the year ended December 31, 2002.

(17)               Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(18)               Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 23, 2003.

(19)               Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on July 2, 2003.

(20)               Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on October 10, 2003.

(21)               Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on November 3, 2003.

(22)               Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on October 20, 2003.

(23)               Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8K, filed on June 29, 2004.

(24)               Filed herewith.