Form 10-Q
period 2004-09-30
NEKTAR THERAPEUTICS
filed 2004-11-08
CIK 906709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2004

or,

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

Applicable Only to Corporate Issuers

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 83,966,223 on October 29, 2004.

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

PART I:  FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements – unaudited:

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share information)

	September 30, 2004	December 31, 2003
	(unaudited)	*
ASSETS
Current assets:
Cash and cash equivalents	$92,369	$64,050
Short-term investments	334,544	221,917
Accounts receivable, net of allowance for doubtful accounts of $753 at September 30, 2004 and $702 at December 31, 2003	5,643	6,153
Inventory, net	10,474	8,559
Other current assets	7,710	5,819
Total current assets	450,740	306,498

Restricted investments	—	12,442
Property and equipment, net	150,009	149,388
Goodwill	130,120	130,120
Other intangible assets, net	7,582	10,963
Deposits and other assets	2,652	7,377
Total assets	$741,103	$616,788

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,708	$8,074
Accrued research and development	2,999	4,012
Accrued general and administrative	1,900	2,282
Accrued compensation	7,271	9,705
Other accrued liabilities	1,627	288
Interest payable	2,227	2,436
Capital lease obligations - current	1,651	1,341
Deferred revenue	16,070	18,719
Total current liabilities	38,453	46,857

Convertible subordinated notes and debentures	173,949	359,988
Capital lease obligations - noncurrent	23,748	31,686
Other long-term liabilities	22,681	11,956
Accrued rent	2,132	2,110

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, 10,000 shares authorized
Series A, $0.0001 par value: 3,100 shares designated; no shares issued or outstanding at September 30, 2004 and December 31, 2003.	—	—
Convertible Series B, $0.0001 par value: 40 shares designated; 20 and 40 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively; liquidation preference of $19,945 and $40,000 at September 30, 2004 and December 31, 2003, respectively.	—	—
Common stock, $0.0001 par value; 300,000 authorized; 83,944 and 56,197 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively.	8	6
Capital in excess of par value	1,181,392	778,500
Deferred compensation	(3,022)	(38)
Accumulated other comprehensive income	(387)	958
Accumulated deficit	(697,851)	(615,235)
Total stockholders’ equity	480,140	164,191
Total liabilities and stockholders’ equity	$741,103	$616,788

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

See accompanying notes.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

(unaudited)

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2004	2003	2004	2003

Revenue:
Contract research revenue	$23,556	$19,624	$67,167	$59,227
Product sales	4,990	7,733	15,737	21,406
Total revenue	28,546	27,357	82,904	80,633

Operating costs and expenses:
Cost of goods sold	4,477	3,541	13,746	11,871
Research and development	37,421	31,777	107,885	96,298
General and administrative	4,704	5,190	14,611	15,504
Amortization of other intangible assets	981	982	2,944	3,236
Total operating costs and expenses	47,583	41,490	139,186	126,909

Loss from operations	(19,037)	(14,133)	(56,282)	(46,276)

Gain/(loss) on extinguishment of debt	—	—	(9,258)	4,320
Other income/(expense), net	(128)	457	303	708
Interest income	1,763	1,251	4,617	4,137
Interest expense	(3,050)	(4,781)	(21,864)	(13,083)

Net loss before provision for income taxes	(20,452)	(17,206)	(82,484)	(50,194)

Provision for income taxes	—	—	(132)	—

Net loss	$(20,452)	$(17,206)	$(82,616)	$(50,194)

Basic and diluted net loss per share	$(0.24)	$(0.31)	$(1.08)	$(0.90)

Shares used in computing basic and diluted net loss per share	83,853	55,837	76,550	55,719

See accompanying notes.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine-Months Ended September 30,
	2004	2003

Cash flows used in operating activities:
Net loss	$(82,616)	$(50,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,651	8,795
Amortization of other intangible assets	3,381	3,381
Amortization of debt issuance costs	739	1,421
Amortization of deferred compensation	918	186
Non-cash compensation for employee retirement plans	772	926
Non-cash compensation for employee severance	60	—
Stock-based compensation for services rendered	424	122
Gain related to sale of assets	(133)	(126)
Gain/(loss) on early extinguishment of debt	9,258	(4,320)
Increase in provision for doubtful accounts	51	25
Increase in inventory reserve	1,542	724
Changes in assets and liabilities:
Increase in accounts receivable, other current assets, and other assets	(3,035)	(5,792)
Decrease in accounts payable and other accrued liabilities	(8,118)	(12,091)
Decrease in deferred revenue	(2,631)	(6,648)
Net cash used in operating activities	(70,737)	(63,591)

Cash flows from investing activities:
Purchases of short-term investments	(367,185)	(193,450)
Sales of short-term investments	8,327	52,762
Maturities of investments	242,904	135,983
Purchases of long-term investments	(28)	—
Sales of long-term investments	12,470	—
Purchases of property and equipment	(20,291)	(10,690)
Proceeds from the sale of property and equipment	42	154
Proceeds from the sale of interest in partnership	22,450	—
Net cash used in investing activities	(101,311)	(15,241)

Cash flows from financing activities:
Proceeds from loan and capital lease financing	3,666	7,333
Payments of loan and capital lease obligations	(9,377)	(3,301)
Issuance of convertible subordinated notes, net	—	106,050
Repurchase of convertible subordinated notes	(376)	(16,180)
Issuance of common stock, net of issuance costs	196,412	—
Issuance of common stock related to employee stock purchase plan	1,284	595
Issuance of common stock related to employee stock exercises	8,758	853
Net cash provided by financing activities	200,367	95,350

Net increase in cash and cash equivalents	28,319	16,518

Cash and cash equivalents at beginning of period	64,050	34,879

Cash and cash equivalents at end of period	$92,369	$51,397

Non-cash Investing and Financing Activities

Conversion of debt into common stock	$141,017	$—

See accompanying notes.

NEKTAR THERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

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

We prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting.  As permitted under those rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles in United States of America (“U.S. GAAP”) can be condensed or omitted.  In the opinion of management, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results.  Certain reclassifications have been made to prior year amounts to conform to current period presentation.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Principles of Consolidation

Our consolidated financial statements include the financial position and results of operations and cash flows of our wholly-owned subsidiaries: Nektar Therapeutics AL, Corporation (“Nektar AL”), formerly Shearwater Corporation (“Shearwater”); Nektar Therapeutics UK, Ltd. (“Nektar UK”), formerly Bradford Particle Design Ltd.  (“Bradford”); and Inhale Therapeutic Systems Deutschland GmbH (“Inhale Germany”).  As of December 31, 2003 our consolidated financial statements also included the financial statements of Inhale 201 Industrial Road, L.P., a real estate partnership in San Carlos, California and Shearwater Polymers, LLC, a real estate partnership in Alabama.  As of September 30, 2004, these real estate partnerships were dissolved and are no longer included in our consolidated financial statements (see notes 8 and 9).

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

Significant Concentrations

Cash equivalents and short-term investments are financial instruments that potentially subject us to concentration of risk to the extent of the amounts recorded in the consolidated balance sheet.  We limit our concentration of risk by limiting the credit risk, term, and dollar amount of each of our individual investments.  Our professional portfolio managers adhere to our investment policy as approved by our Board of Directors.

Our customers are primarily pharmaceutical and biotechnology companies that are typically located in the U.S. and Europe. All of our accounts receivable are denominated in U.S. dollars.  Our accounts receivable balance contains trade receivables from product sales and collaborative research agreements.  At September 30, 2004, four customers represented approximately 77% of our accounts receivable, and at December 31, 2003, one customer represented approximately 63% of our accounts receivable.  We have not experienced significant credit losses from our accounts receivable or collaborative research agreements, and none is currently expected.  We perform a regular review of our customers’ payment history and credit risks and do not require collateral from our customers.

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

We are dependent on Pfizer Inc. for a significant source of our revenue.  Revenue from Pfizer represented 59% of our revenue for both the three-month and nine-month periods ended September 30, 2004, and 59% and 62% for the three-month and nine-month periods ended September 30, 2003, respectively.

If terminated, of our collaboration with Pfizer, under which we develop and manufacture Exubera® (inhaled insulin) for Pfizer, could have a material adverse effect on our financial position and results of operation.  Should the Pfizer collaboration be discontinued prior to any commercial launch of Exubera®, we would need to find alternative funding sources to replace the collaboration revenue we currently receive from them and we would need to reassess the realizability of our capitalized assets.  Additionally, we may have to reimburse our device contract manufacturers for their capital outlay to the extent that they cannot re-deploy their assets.  At the present time, it is not possible to estimate the potential loss that could occur as a result of these obligations.

Recent Accounting Pronouncements

In March 2004 the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) reached a consensus on EITF 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.  EITF 03-01 provides guidance regarding disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under Statement of Financial Accounting Standard (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The guidance for evaluating whether an investment is other-than-temporarily impaired should be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004.  In September 2004, the EITF delayed the effective date for the measurement and recognition guidance.  We are in the process of evaluating the effect of adopting EITF 03-1.

Cash, Cash Equivalents and Investments

We consider all highly liquid investments with a maturity at the date of purchase of three months or less to be cash equivalents.  Cash and cash equivalents include demand deposits held in banks, interest bearing money market funds, commercial paper, and repurchase agreements.  All other investments are classified as short-term investments.  Short-term investments consist of federal and municipal government securities, corporate bonds and commercial paper with A1, F1, or P1 short-term ratings and A or better long-term ratings with remaining maturities at date of purchase of greater than 90 days and less than two years.

At September 30, 2004, we held British Pounds valued at approximately $2.6 million in a U.S. bank account, using the exchange rate as of period end.  During the three-month period ended September 30, 2004, an immaterial amount of losses resulting from revaluing British Pounds at the current exchange rate were included in other income/(expense).

At September 30, 2004, all short-term investments are designated as available-for-sale and are carried at fair value, with unrealized gains and losses reported in stockholders’ equity as accumulated other comprehensive income/(loss).  Short-term investments are adjusted for amortization of premiums and accretion of discounts to maturity.  Such amortization is included in interest income.  Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities, if any, are included in other income/(expense).  The cost of securities sold is based on the specific identification method.  Interest and dividends on securities classified as available-for-sale are included in interest income.

Inventories

Inventories consist primarily of raw materials, work-in-process and finished goods of Nektar AL.  Inventories are stated at the lower of cost (first-in, first-out method) or market.  Cost is computed using standard cost, which approximates actual costs on a first-in, first-out basis.  Inventories are reflected net of a reserve of $3.1 million and $1.6 million as of September 30, 2004 and December 31, 2003, respectively.  Reserves are determined using specific identification plus an estimated reserve against finished goods for potential defective or excess inventory based on historical experience.

Inventories consist of the following (in thousands):

	September 30, 2004	December 31, 2003
Raw material	$5,028	$4,552
Work-in-process	3,934	3,598
Finished goods	1,512	409
Total inventories	$10,474	$8,559

Property and Equipment

Property and equipment are stated at cost.  Major improvements are capitalized, while maintenance and repairs are expensed when incurred.  Laboratory and other equipment are depreciated using the straight-line method over estimated useful lives of three to seven years.  Leasehold improvements and buildings are depreciated using the straight-line method over the shorter of the estimated useful life or the remaining term of the lease.  Certain amounts have been expensed for plant design, engineering and validation costs based on our evaluation that it is unclear whether such costs are ultimately recoverable.   These assets may become fully recoverable only if and when Exubera® is approved by the appropriate regulatory agencies and commercial production commences.

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

Other Intangible Assets

Acquired technology and other intangible assets with definite useful lives are amortized on a straight-line basis over their estimated useful lives which we currently estimate to be a period of five to seven years.  Acquired technology and other intangible assets are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows.  If impaired, asset values are adjusted to fair value.  Acquired technology and other intangible assets include proprietary technology, intellectual property, and supplier and customer relationships acquired from third parties or in business combinations.

We periodically evaluate whether changes have occurred that would require revision of the remaining estimated useful lives of these assets or otherwise render the assets unrecoverable.  If such an event occurred, we would determine whether the other intangibles are impaired.  To date, no such impairment losses have been recorded.

Interest Rate Swap

In September 2004, we retired a bank loan with a remaining principal balance of $5.6 million.  The loan had been secured by one of our Nektar AL facilities in Alabama.  This loan originally had a variable rate of interest tied to the LIBOR index.  In November 2003, we entered into an interest rate swap agreement to limit our exposure to fluctuations in U.S. interest rates.  We retired this interest rate swap agreement by paying $0.3 million to the lender, representing the fair value of this instrument on that date which was equal to the swap liability recorded on our books.

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive gain/(loss).  Other comprehensive loss includes unrealized gains/(losses) on available-for-sale securities and translation adjustments.  The comprehensive loss consists of the following components (in thousands):

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2004	2003	2004	2003
Net loss, as reported	$(20,452)	$(17,206)	$(82,616)	$(50,194)
Change in net unrealized gains/(losses) on available-for-sale securities	698	(283)	(1,552)	(599)
Net unrealized gains reclassified into earnings	(1)	(7)	(23)	(44)
Translation adjustment	(67)	14	230	(21)
Total comprehensive loss	$(19,822)	$(17,482)	$(83,961)	$(50,858)

The components of accumulated other comprehensive income is as follows (in thousands):

	September 30, 2004	December 31, 2003
Unrealized gains/(losses) on available-for-sale securities	$(1,325)	$250
Translation adjustment	938	708
Total accumulated other comprehensive income	$(387)	$958

Stock-Based Compensation

We apply the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for those plans.  Under this opinion, no stock-based employee compensation expense is charged for options that were granted at an exercise price that was equal to the market value of the underlying common stock on the date of grant.  Pro forma information regarding net income and earnings per share is required by SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, which also requires that the information be determined as if we had accounted for our employee stock options and shares granted through our employee stock purchase plan under the fair value method of that statement.  The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three-Months Ended September 30,
	2004	2003
Risk-free interest rate	3.5%	3.3%
Dividend yield	0.0%	0.0%
Volatility factor	0.68	0.75
Weighted average expected life	5 years	5 years

	Nine-Months Ended September 30,
	2004	2003
Risk-free interest rate	3.5%	2.9%
Dividend yield	0.0%	0.0%
Volatility factor	0.62	0.79
Weighted average expected life	5 years	5 years

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

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS Nos. 123 and 128 to stock-based employee compensation (in thousands, except per share information):

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2004	2003	2004	2003
Net loss, as reported	$(20,452)	$(17,206)	$(82,616)	$(50,194)
Add: stock-based employee compensation included in reported net loss	340	18	918	186
Deduct: total stock-based employee compensation expense determined under fair value methods for all awards	(8,606)	(7,790)	(23,322)	(28,388)
Net loss, pro forma	$(28,718)	$(24,978)	$(105,020)	$(78,396)

Net loss per share
Basic and diluted, as reported	$(0.24)	$(0.31)	$(1.08)	$(0.90)
Basic and diluted, pro forma	$(0.34)	$(0.45)	$(1.37)	$(1.41)

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

Revenue Recognition

Our research revenue is derived primarily from customers in the pharmaceutical and biotechnology industries and consists of reimbursement of development costs, reimbursement of certain expenses, payment for clinical supplies, and amortization of milestones.

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

Net Loss Per Share

Basic net loss per share is calculated based on the weighted-average number of common shares outstanding during the periods presented.  Diluted earnings per share would give effect to the dilutive impact of common stock equivalents which consist of convertible preferred stock and convertible subordinated debt (using the as-if converted method), and stock options and warrants (using the treasury stock method).  Potentially dilutive securities have been excluded from the diluted earnings per share computations in all years presented as such securities would have an anti-dilutive effect on net loss per share due to our net loss for all periods presented.

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

Note 2 - Segment, Significant Customer and Geographic Information

We report segment information in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information.  The Company is managed as one business segment.  The entire business is comprehensively managed by a single management team that reports to the Chief Executive Officer.  We have multiple technologies, all of which are marketed to a common customer base (pharmaceutical and biotechnology companies which are typically located in the U.S. and Europe).

Our research revenue is derived primarily from customers in the pharmaceutical and biotechnology industries.  Revenue from Pfizer represented 59% of our revenue for both the three-month and nine-month periods ended September 30, 2004, and 59% and 62% for the three-month and nine-month periods ended September 30, 2003, respectively.  Product sales relate to the sale of our manufactured Advanced PEGylation Technology products by Nektar AL.

Our accounts receivable balance contains trade receivables from product sales and collaborative research agreements.  All of our accounts receivable are denominated in U.S. dollars.  At September 30, 2004, four customers represented approximately 77% of our accounts receivable, and at December 31, 2003 one customer represented approximately 63% of our accounts receivable.

We primarily receive contract research revenue from, and provide product sales to, customers located within the United States and Europe.  Revenues are from the following geographic areas (in thousands):

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2004	2003	2004	2003
Contract research revenue
United States	$23,441	$19,045	$66,639	$58,246
All other countries	115	579	528	981
Total contract research revenue	$23,556	$19,624	$67,167	$59,227

Product sales
United States	$2,199	$5,376	$8,664	$12,342
European countries	2,706	2,047	5,677	8,070
All other countries	85	310	1,396	994
Total product sales	$4,990	$7,733	$15,737	$21,406

Note 3 – Financial Instruments

As of September 30, 2004, we held a portfolio exclusively of debt securities.  Certain of these securities have a fair value less than their amortized cost.  In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and EITF 03-01, we have recorded the difference between the amortized cost and fair value as a component of accumulated other comprehensive income.  Management has concluded that no impairment should be recognized related to these investments because the unrealized losses incurred to date are not considered other than temporary.  Management has reached this conclusion based upon its intention to generally hold all debt investments to maturity at which point they are redeemed at full par value and our strategy of aligning of the maturity of our debt investments to meet our cash flow needs.  Therefore, we will, in most cases, have the ability to hold all of our debt investments to maturity.

The following is a summary of operating cash and available-for-sale securities as of September 30, 2004 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Cash and Available-for-Sale Securities
Obligations of U.S. government agencies	$170,156	$22	$(600)	$169,578
Obligations of U.S. state agencies	59,005	—	—	59,005
U.S. corporate commercial paper	7,534	—	(2)	7,532
Obligations of U.S. corporations	162,667	3	(730)	161,940
Obligations of non U.S. corporations	4,059	—	(20)	4,039
Repurchase agreements	14,601	—	—	14,601
Cash	10,218	—	—	10,218
	$428,240	$25	$(1,352)	$426,913

Amounts included in cash and cash equivalents	$92,369	$—	$—	$92,369
Amounts included in short-term investments (less than one year to maturity)	212,401	1	(742)	211,660
Amounts included in short-term investments (one to two years to maturity)	123,470	24	(610)	122,884
	$428,240	$25	$(1,352)	$426,913

The following is a summary of operating cash, held-to-maturity, and available-for-sale securities as of December 31, 2003 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Held-to-Maturity Securities
U.S. treasury securities	$12,442	$—	$—	$12,442

Cash and Available-for-Sale Securities
Obligations of U.S. government agencies	$138,404	$231	(74)	$138,561
U.S. corporate commercial paper	115,010	118	(26)	$115,102
Non U.S. corporate obligations	2,343	1	(1)	2,343
Repurchase agreements	9,083	—	—	9,083
Cash	20,878	—	—	20,878
	$285,718	$350	$(101)	$285,967

Total Held-to-Maturity, Cash, and Available-for-Sale Securities	$298,160	$350	$(101)	$298,409

Amounts included in cash and cash equivalents	$64,049	$1	$—	$64,050
Amounts included in short-term investments (less than one year to maturity)	205,610	330	(89)	205,851
Amounts included in short-term investments (one to two years to maturity)	16,059	19	(12)	16,066
Amounts included in restricted investments	12,442	—	—	12,442
	$298,160	$350	$(101)	$298,409

Note 4 - Other Intangible Assets

The components of our other intangible assets at September 30, 2004, are as follows (in thousands, except for years):

	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net

Core technology	5	$8,100	$(5,265)	$2,835
Developed product technology	5	2,900	(1,885)	1,015
Intellectual property	5-7	7,301	(5,181)	2,120
Supplier and customer relations	5	5,140	(3,528)	1,612
Total		$23,441	$(15,859)	$7,582

Amortization expense related to other intangible assets totaled $1.1 million for both of the three-month periods ended September 30, 2004 and 2003 and $3.4 million for both the nine-month periods ended September 30, 2004 and 2003.  The following table presents expected future amortization expense for other intangible assets until they are fully amortized (in thousands):

Years Ending December 31,
Remainder of 2004	$1,127
2005	4,507
2006	1,948
Total	$7,582

Note 5 - Commitments and Contingencies

On September 3, 2004, a purported securities class action entitled Rhodes v. Nektar Therapeutics et al., Case No. C 04 3735, was filed in the United States District Court for the Northern District of California against us, as well as our Chairman, Chief Executive Officer, and our President, Nektar AL.  The complaint alleges that the defendants made certain material misrepresentations to the market in violation of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5.  The named plaintiff seeks unspecified damages on behalf of a purported class of purchasers of our common stock during the period from March 4, 2004 through August 4, 2004.  No class has been certified in the above actions and no trial date has been scheduled.

This litigation may be costly and could prove to be time consuming and disruptive to normal business operations. There can be no assurance that we will prevail or that the cost of defending these lawsuits will be covered by our insurance policies. While it is not possible to predict accurately or to determine the eventual outcome of this litigation, an unfavorable outcome or settlement of this litigation could have a material adverse effect on our financial position, liquidity or results of operations.

From time to time, we may be involved in other lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with the SFAS No. 5, Accounting for Contingencies, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, ruling, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. If any unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations of that period or on our cash and/or liquidity.

Note 6 – Guarantees and Indemnifications

The following is a summary of our agreements, which we have determined are within the scope of FASB Interpretation (“FIN”) No. 45.  The guarantees presented below are not subject to the initial recognition and measurement provisions of FIN No. 45 and accordingly, we have not recorded any liability for these agreements as of September 30, 2004, except as noted below.

Indemnification of Directors, Executive Officers, Other Officers, Employees and Other Agents

As permitted under Delaware law, and as set forth in our Certificate of Incorporation and our Bylaws, we indemnify our directors, executive officers, other officers, employees, and other agents for certain events or occurrences that arose while in such capacity.  The maximum potential amount of future payments we could be required to make under this indemnification is unlimited; however, we have insurance policies that may limit our exposure and may enable us to recover a portion of any future amounts paid.  Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits and other policy provisions, we believe any obligations under this indemnification are not material, other than an initial $500,000 per incident retention deductible per our insurance policy.  However, no assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case we may incur substantial liabilities as a result of these indemnification obligations.

Lease Restoration

We currently lease certain facilities.  In the event that we do not exercise our option to extend the term of these leases, we guarantee certain costs to restore the property to certain conditions in place at the time of each lease.  We believe the estimated fair value of these guarantees is minimal.

Strategic Alliance—Enzon

In January 2002, we announced a broad strategic alliance with Enzon Pharmaceuticals, Inc. that included a collaboration to develop up to three products using our Pulmonary Technology and/or Supercritical Fluids Technology.  Under the terms of the agreement, we are responsible for the development of drug formulations for the agreed upon pharmaceutical agents.  We are required to self-fund a portion of these costs.  As of September 30, 2004, we are required to fund up to an incremental $5.3 million in the coming years without reimbursement for research and development expenses.  To date these costs, amounting to $11.7 million, have been included in our research and development expenses.  After our funding requirement has been met, Enzon would have an option to license the products and if they exercise this option, they would be required to provide research and development funding as well as milestone payments should the products progress through clinical testing.

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

Note 7 – Deferred Compensation

During the three-month period ended March 31, 2004, we issued restricted stock unit awards covering 206,666 shares of our common stock to certain officers.  The restricted stock unit awards are settled by delivery of shares of our common stock on or shortly after the date the awards vest.  The Purchase price of these restricted stock unit awards is $0.01 per share, whereas the fair market value of our common stock on the dates of grant ranged between $18.46 per share and $19.54 per share.  The restricted stock unit awards become fully vested over a period of 35 months.  In connection with these restricted stock unit awards, we recorded deferred compensation of $3.9 million, which represents the difference between the fair market value of our stock on the day of grant and the purchase price of $0.01 per share.  We are ratably expensing the deferred compensation on a monthly basis over the vesting term of 35 months.  For the three-month and nine-month periods ended September 30, 2004, we recognized expense related to these restricted stock unit awards of approximately $0.3 million and $0.9 million, respectively.

Note 8 – Redemption of Interest in Inhale 201 Partnership

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

Effective June 23, 2004, Nektar, SciMed Prop III, Inc. (the “General Partner”), Bernardo Property Advisors, Inc., and Inhale 201 Industrial Road Partnership (the “Partnership”) entered into a Redemption Agreement (the “Redemption Agreement”) with respect to Nektar’s limited partnership interest in the Partnership.  The Redemption Agreement provides for the redemption of Nektar’s limited partnership interest in the Partnership in exchange for a cash payment of $19.5 million from Bernardo Property Advisors, Inc. to Nektar, the repayment from Bernardo Property Advisors, Inc., to Nektar of a $3.0 million outstanding loan from Nektar to the Partnership, and a modification of the Lease.  The redemption contemplated by the Redemption Agreement and related transactions were subject to certain closing conditions which were met on August 18, 2004, resulting in the dissolution of the Partnership on that date.  As of September 30, 2004, we are no longer consolidating the Partnership as part of our consolidated financial statements.

Pursuant to the Redemption Agreement, Nektar and Bernardo Property Advisors, Inc., entered into an Amended and Restated Build-to-Suit Lease (the “Amended Lease”).  The Amended Lease provides for, among other things, a decrease in the term of Nektar’s obligations with respect to a portion of the Building not currently occupied by Nektar from 12 years to 3 years and the elimination of Nektar’s rights to occupy certain other space in the Building.

In accordance with FAS 98, Accounting for Leases, we recorded a capital lease asset and obligation equal to the fair market value of the leased asset of $25.5 million.  We also recorded a deferred gain on the sale-leaseback transaction of $12.7 million which is included in other long-term liabilities on the balance sheet.  In accordance with FAS 66, Accounting for Sales of Real Estate, this deferred gain was recorded as an other long-term liability and will be amortized over the term of the lease as a reduction to depreciation expense.

Note 9 – Purchase of Nektar, AL Facility

On September 30, 2004, we purchased our Church Street facility in Alabama from Shearwater Polymers, LLC (“the LLC”) for $2.9 million.  The land and building were recorded as fixed assets at their fair market value as of the purchase date of $0.7 million and $2.2 million, respectively.

Nektar AL paid $0.1 million during each of the three-month periods ended September 30, 2004 and 2003, and $0.3 million during each of the nine-month periods ended September 30, 2004 and 2003, as rent to the LLC. The LLC was 4% owned by Nektar AL with the remaining 96% owned by Dr. J. Milton Harris.  Prior to March 4, 2004, Dr. Harris was one of our executive officers.  Both Nektar AL and Dr. Harris had jointly guaranteed a bank loan on the Nektar AL facility,  and the lease income from Nektar AL was the sole source of revenue for the LLC.  We had fully consolidated this entity in our consolidated financial statements since December 31, 2003, in accordance with FIN 46, Consolidation of Variable Interest Entities.  On September 30, 2004, the LLC paid the principal balance owed on the bank loan of $1.7 million, and Nektar was relieved of its guarantee. As of September 30, 2004, the LLC was dissolved and we are no longer consolidating the LLC as part of our consolidated financial statements.

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

We have generally been compensated for research and development expenses during initial feasibility work performed under collaborative arrangements for all three of our technologies: Nektar Advanced PEGylation Technology, Nektar Pulmonary Technology, and Nektar Supercritical Fluid Technology.  Prior to commercialization of pulmonary delivery and Advanced PEGylation products, we receive revenues from our partners for partial or full funding of research and development activities and progress payments upon achievement of certain developmental milestones.  In a typical Advanced PEGylation Technology collaboration, we manufacture and supply the polyethylene glycol (“PEG”) reagents and receive manufacturing revenues and possible royalties from sales of the commercial product.  In a typical Pulmonary Technology collaboration, our partner will provide the active pharmaceutical ingredient (the majority of which are already approved by the U.S. Food and Drug Administration (“FDA”) in another delivery form), fund clinical and formulation development, obtain regulatory approvals, and market the resulting commercial product.  We may manufacture and supply the drug delivery approach or drug formulation, and may receive revenues from drug manufacturing, as well as royalties from sales of most commercial products.  In addition, for products using our Pulmonary Technology, we may receive revenues from the supply of our device for the product along with revenues for any applicable drug processing or filling.  In addition to our partner-funded programs, we are applying our technologies independently through internal early-stage proprietary product development efforts.  To achieve and sustain profitable operations, we, alone or with others, must successfully develop, obtain regulatory approval for, manufacture, introduce, market, and sell products using our drug delivery and other drug delivery systems.  There can be no assurance that we can generate sufficient product or contract research revenue to become profitable or to sustain profitability.

To fund the substantial expense related to our research and development activities, we have raised significant amounts of capital through the sale of equity and convertible debt.  Our ability to meet the repayment obligations of our outstanding convertible debt, which as of September 30, 2004 totaled approximately $173.9 million in outstanding principal, is dependent upon our ability to develop successful products without unexpected significant delay or expense.  Even if we are successful in this regard, we may require additional capital to repay the debt obligations.

Because of the magnitude of the revenues and resulting gross margins we receive, we do not expect that sales of our currently marketed products will be sufficient for us to achieve profitability.  Our ability to achieve profitability is dependent on the approval of and successful marketing of products with significant markets, and for which we realize relatively higher royalties.

Recent Developments

On August 27, 2004, we reported that Eyetech and Pfizer announced the FDA Dermatologic & Ophthalmic Drugs Advisory Committee met and reviewed the clinical submission for Macugen™ for the treatment of neovascular age-related macular degeneration (AMD).  In addition, on September 20, 2004, Pfizer and Eyetech announced that the European Medicines Agency (EMEA) accepted the filing of their marketing authorization application for Macugen™ in Europe, and they have begun clinical trials in Japan.  We provide Eyetech with PEGylation technology for use in Macugen™.  If approved, Macugen™ would be the sixth product marketed in the U.S., and the seventh in Europe, using Nektar Advanced PEGylation Technology.

On September 3, 2004, a purported securities class action entitled Rhodes v. Nektar Therapeutics et al., Case No. C 04 3735, was filed in the United States District Court for the Northern District of California against us, as well as our Chairman, Chief Executive Officer, and our President, Nektar AL.  The complaint alleges that the defendants made certain material misrepresentations to the market in violation of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5.  The named plaintiff seeks unspecified damages on behalf of a purported class of purchasers of our common stock during the period from March 4, 2004 through August 4, 2004.  No class has been certified in the above actions and no trial date has been scheduled.  This litigation may be costly and could prove to be time consuming and disruptive to normal business operations. There can be no assurance that we will prevail or that the cost of defending these lawsuits will be covered by our insurance policies. While it is not possible to predict accurately or to determine the eventual outcome of this litigation, an unfavorable outcome or settlement of this litigation could have a material adverse effect on our financial position, liquidity or results of operations.

On September 7, 2004, Pfizer and Aventis announced that new data showed that Exubera® was effective and well tolerated in controlling blood glucose levels over a two-year period in patients with type 2 diabetes.  The results were from trials extended from six months to up to an additional 18 months where the primary objective was to assess long-term pulmonary safety.  Pfizer and Aventis submitted Exubera® for review by the European Medicines Agency (“EMEA”) for marketing approval in the European Union in February 2004.  Interactions with the European regulatory authorities are ongoing.  We develop and provide the inhalers and the powdered insulin for the Exubera® product.

In October 2004, Chiron Corporation and Nektar announced data from the final study report of a Phase I clinical trial of tobramycin powder for inhalation (TPI) presented at the 18th Annual North American Cystic Fibrosis Conference.  This inhaled antibiotic is being developed for the treatment of cystic fibrosis patients with Pseudomonas aeruginosa infection.  The trial data suggest that TPI, a formulation of tobramycin, a drug with a proven efficacy and safety profile, may significantly reduce the treatment burden for cystic fibrosis patients while offering a short administration time and portability.  We provide the formulation and device technologies for this product.

Recent Accounting Pronouncements

In March 2004 the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) reached a consensus on EITF 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.  EITF 03-01 provides guidance regarding disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under Statement of Financial Accounting Standard (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The guidance for evaluating whether an investment is other-than-temporarily impaired should be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004.  In September 2004, the EITF delayed the effective date for the measurement and recognition guidance.  We are in the process of evaluating the effect of adopting EITF 03-1.

Critical Accounting Estimates

On March 31, 2004, the Financial Accounting Standards Board (“FASB”) issued an exposure draft of a statement titled Share-Based Payment, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method.

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

On October 13, 2004, the FASB concluded that the statement would be effective for public companies for interim or annual periods beginning after June 15, 2005.  The FASB currently plans to issue a final statement on or around December 15, 2004.  When we adopt the new statement, if approved by the FASB as anticipated, we will have to recognize substantially more compensation expense. This could have a material adverse impact on our results of operations.

Results of Operations

Three-Months and Nine-Months Ended September 30, 2004 and 2003

Revenue

Contract research revenue for the three-month period ended September 30, 2004 was approximately $23.6 million compared to approximately $19.6 million for the three-month period ended September 30, 2003, an increase of approximately 20%.  This increase was primarily due to recognition of milestone revenue of approximately $0.8 million with regard to the filing of a marketing authorization application for Exubera® with the European Medicines Evaluation Agency as well as a total of approximately $3.6 million of increased development revenue from two of our collaborative partners.  Contract research revenue for the nine-month period ended September 30, 2004, was approximately $67.2 million compared to approximately $59.2 million for the nine-month period ended September 30, 2003, an increase of approximately 13%.  This increase was primarily due to project termination fees from Aventis-Behring totaling approximately $2.0 million, recognition of milestone revenue of approximately $2.0 million with regard to the filing of a marketing authorization application for Exubera® with the European Medicines Evaluation Agency, as well as a total of approximately $2.8 million in increased development revenue from two of our collaborative partners.  Contract research revenue includes reimbursed research and development expense as well as the amortization of deferred up-front signing and progress payments received from our collaborative partners.  Contract revenues are expected to fluctuate from year to year, and future contract revenue cannot be predicted accurately.  The level of contract revenues depends in part upon future success in new collaborations, the continuation of existing collaborations, and achievement of milestones under current and future agreements.

Product pricing is dependent on the manufacturing agreement specific to each partner.  Product revenue for the three-month period ended September 30, 2004, was approximately $5.0 million compared to approximately $7.7 million for the three-month period ended September 30, 2003, a decrease of approximately 35%.  Product revenue for the nine-month period ended September 30, 2004, was approximately $15.7 million compared to approximately $21.4 million for the nine-month period ended September 30, 2003, a decrease of approximately 26%.  The decrease in product revenue for both the three-month and nine-month periods ended September 30, 2004 was primarily due to production problems during the three month-periods ended June 30, 2004 and September 30, 2004 (see discussion below under Cost of Goods Sold) as well as lower customer demand for certain PEG products. Based on discussion with our customers, management believes that the decrease in demand experienced during the nine-month period ended September is temporary and that demand should increase over the next several quarters.

Cost of Goods Sold

Cost of goods sold is associated with product sales and was approximately $4.5 million for the three-month period ended September 30, 2004 based on product sales of approximately $5.0 million, representing a gross margin of approximately 10%.  Cost of goods sold for the three-month period ended September 30, 2003 was approximately $3.5 million based on product sales of approximately $7.7 million, representing a gross margin of approximately 54%.  Cost of goods sold was approximately $13.7 million for the nine-month period ended September 30, 2004 based on product sales of approximately $15.7 million, representing a gross margin of approximately 13%.  Cost of goods sold for the nine-month period ended September 30, 2003 was approximately $11.9 million based on product sales of approximately $21.4 million, representing a gross margin of approximately 45%.

The decrease in gross margin for both the three-month and nine-month periods ended September 30, 2004 was primarily due to the expensing of excess overhead not absorbed by overhead absorption due to lower-than-normal production and higher inventory reserves resulting from production problems with our PEG products during the three-month periods ended June 30, 2004 and September 30, 2004. During the period from March 2004 through July 2004, we encountered production problems, which led to a temporary shut down of part of our manufacturing operations.  Because of the shutdown, production during this period was lower than production during the same period in 2003, resulting in lower than usual overhead absorption.  The excess overhead not absorbed was expensed to Cost of Goods Sold.  As of September 30, 2004, we are in the process of confirming that the manufacturing problems are being satisfactorily addressed.  We plan to reprocess the impacted inventory, which we expect will result in saleable inventory.  Inventory reserves increased $1.5 million during the nine-month period ended September 30, 2004 from $1.6 million at December 31, 2003 to $3.1 million at September 30, 2004.  The decrease in gross margin for both the three-month and nine-month periods ended September 30, 2004 was also caused in part by a refinement in our methodology to allocate operating expenses to inventory production.

Research and Development Expenses

Research and development expenses are associated with three general categories: (i) collaborative agreements under which spending is reimbursed by our partners; (ii) spending attributed to internally funded programs; and (iii) commercial readiness and infrastructure costs associated with commercial operations for our drug and third-party device manufacturing.  Research and development expenses were approximately $37.4 million and approximately $31.8 million for the three-month periods ended September 30, 2004 and 2003, respectively, an increase of approximately 18%.  Research and development expenses were approximately $107.9 million and approximately $96.3 million for the nine-month periods ended September 30, 2004 and 2003, respectively, an increase of approximately 12%.  The increases in research and development expenses during the three-month and nine-month periods ended September 30, 2004 were primarily due to increased expenditures relating to commercial readiness of Exubera® as well as increased spending on our proprietary products.  We intend to increasingly fund significant development expenses associated with the development and commercialization of new proprietary products, including clinical trials, developed through our Proprietary Products Group prior to seeking collaborative relationships with pharmaceutical and biotechnology partners.  While we believe this strategy may result in improved economics for any products ultimately developed and approved, it will require us to invest significant funds in developing these products without reimbursement from a collaborative partner.  Currently we have four such programs underway, two of which have entered the clinic.

General and Administrative Expenses

General and administrative expenses are associated with administrative staffing, business development, and marketing efforts.  General and administrative expenses were approximately $4.7 million and approximately $5.2 million for the three-month periods ended September 30, 2004 and 2003, respectively, a decrease of approximately 9%.  General and administrative expenses were approximately $14.6 million and approximately $15.5 million for the nine-month period ended September 30, 2004 and 2003, respectively, a decrease of approximately 6%.  The decreases in general and administrative expenses during the three-month and nine-month periods ended September 30, 2004 were primarily due to a refinement in our methodology to allocate general and administrative expenses to inventory production.

Loss on Debt Extinguishment

During the nine-month period ended September 30, 2004, we recognized a loss on debt extinguishment in connection with two privately negotiated transactions to convert our outstanding convertible subordinated notes into shares of our common stock.  In January 2004, certain holders of our outstanding 3.5% convertible subordinated notes due October 2007 completed an exchange and cancellation of $9.0 million in aggregate principal amount of the notes for the issuance of 575,605 shares of our common stock in a privately negotiated transaction.  In February 2004, certain holders of our outstanding 3% convertible subordinated notes due June 2010 converted approximately $36.0 million in aggregate principal amount of such notes for approximately 3.2 million shares of our common stock and a cash payment of approximately $3.1 million in the aggregate in privately negotiated transactions.  As a result of these transactions, we recognized losses on debt extinguishment of approximately $7.8 million and $1.5 million, respectively, in accordance with SFAS No. 84, Induced Conversions of Convertible Debt.

During the nine-month period ended September 30, 2003, we recognized a $4.3 million gain on the debt extinguishment in connection with the cash payment of approximately $16.2 million to repurchase $20.5 million in aggregate principal amount of 3.5% convertible notes due in 2007 in privately negotiated transactions.

Interest Income

Interest income was approximately $1.8 million for the three-month period ended September 30, 2004, as compared to approximately $1.3 million for the three-month period ended September 30, 2003.  Interest income was approximately $4.6 million for the nine-month period ended September 30, 2004, as compared to approximately $4.1 million for the nine-month period ended September 30, 2003.   The increase in interest income was primarily due to higher average cash, cash equivalent, and short-term investment balances during the three-month and nine-month periods ended September 30, 2004 as compared to the three-month and nine-month periods ended September 30, 2003.

Interest Expense

Interest expense is related to our outstanding convertible subordinated notes and debentures, capital lease obligations, other equipment loans and lines of credit, and the mark-to-market impact of our interest rate swap.  Interest expense was approximately $3.1 million and $4.8 million for the three-month periods ended September 30, 2004 and 2003, respectively.  The approximate $1.7 million decrease in interest expense was due to the lower balance of convertible subordinated notes outstanding at September 30, 2004 as compared to September 30, 2003.  Interest expense was approximately $21.9 million and approximately $13.1 million for the nine-month periods ended September 30, 2004 and 2003, respectively.  The approximate $8.8 million increase in interest expense was due primarily to the payment of approximately $12.7 million in “make-whole” payments made to certain holders of our outstanding 3.0% convertible subordinated notes due June 2010 in connection with the conversion of $169.3 million in aggregate principal amount of the notes held by such holders for the issuance of approximately 14.9 million shares of our common stock following our call for the redemption of such notes during the three-month period ended March 31, 2004.  This was partially offset by a decrease in interest expense due to the lower average balance of convertible subordinated notes outstanding during the nine-month period ended September 30, 2004 as compared to the nine-month period ended September 30, 2003.

Liquidity and Capital Resources

We have financed our operations primarily through public and private placements of our debt and equity securities, revenue from development contracts, product sales and short-term research and feasibility agreements, financing of equipment acquisitions and tenant improvements, and interest income earned on our investments of cash.  At September 30, 2004 we had cash, cash equivalents and short-term investments of approximately $426.9 million.

	As of September 30,
	2004	2003
	(in millions, except current ratio)

Cash, cash equivalents, and short-term investments	$426,913	$304,190
Current ratio	11.7:1	6.7:1

	Nine-Months Ended September 30,
	2004	2003
	(in millions)
Cash provided by/(used in)
Operating activities	$(70.7)	$(63.6)
Investing activities	$(101.3)	$(15.2)
Financing activities	$200.4	$95.4
Capital expenditures (included in investing activities above)	$(20.3)	$(10.7)

The $70.7 million used by operating activities for the nine-month period ended September 30, 2004 was primarily due to the net loss of $82.6 million offset by non-cash expenses of $11.9 million.  The $63.6 million used by operating activities for the nine-month period ended September 30, 2003 was primarily due to the net loss of $50.2 million and non-cash expenses of $13.4 million.

The $101.3 million used by investing activities for the nine-month period ended September 30, 2004 and the $15.2 million used by investing activities for the nine-month period ended September 30, 2003 were primarily due to the net cash used to purchase short-term investments.  During the three-month period ended September 30, 2004 we received $22.5 million in connection with the redemption of Nektar’s limited partnership interest in the Inhale 201 Industrial Road Partnership.  The increase in capital expenditures during the nine-month period ended September 30, 2004 compared to the nine-month period ended September 30, 2003 of $9.6 million was primarily due to the purchase of our Church Street facility for approximately $2.9 million and approximately $8.6 million related to the expansion of our manufacturing facility in Alabama partially offset by lower non-real estate capital expenditures.

The $200.4 million in cash provided by financing activities for the nine-month period ended September 30, 2004 was primarily due to the sale of 9.5 million shares of our common stock in March 2004 at a price of $20.71 per common share for proceeds of approximately $196.4 million, net of issuance costs; cash received from employee exercises of stock options of approximately $8.8 million; and a loan received from Pfizer of approximately $3.7 million; partially offset by the repayment of bank loans and capital lease obligations of approximately $9.4 million  The $95.4 million in cash provided by financing activities for the nine-month period ended September 30, 2003 resulted from the sale of $110 million in aggregate principal amount of our 3% convertible subordinated notes due in 2010 for aggregate proceeds of $106.1 million, net of issuance costs, and a loan received from Pfizer of approximately $3.7 million.  This was offset by cash payments of $16.2 million for the repurchase of $20.5 million aggregate principal amount of our 3.5% convertible subordinated notes due in 2007 in privately negotiated transactions.

In April 2004, we called for redemption of all of our outstanding 6¾% convertible subordinated notes due October 2006.  Holders of all but $10,000 in principal amount converted their notes prior to the redemption date, resulting in the issuance of approximately 0.5 million shares of our common stock.  We redeemed the $10,000 in principal amount not converted into equity for cash in the amount of $10,000.  The aggregate amount of notes converted was approximately $7.8 million.

In March 2004, we called for the full redemption of our outstanding 3% convertible subordinated notes due June 2010. The aggregate principal amount outstanding of the notes at the time of the call for redemption was $133.3 million, all of which was converted into approximately 11.7 million shares of common stock prior to the redemption date.  In connection with the conversion, we agreed to pay $75.00 per $1,000 of the notes to be converted, for an aggregate payment of approximately $10.0 million.  This payment was recorded as interest expense.

In February 2004, certain holders of our outstanding 3% convertible subordinated notes due June 2010 converted approximately $36.0 million in aggregate principal amount of such notes for approximately 3.2 million shares of our common stock and a cash payment of approximately $3.1 million in the aggregate in privately negotiated transactions.

In January 2004, certain holders of our outstanding 3.5% convertible subordinated notes due October 2007 completed an exchange and cancellation of $9.0 million in aggregate principal amount of the notes for the issuance of approximately 0.6 million shares of our common stock in a privately negotiated transaction.

As a result of the transactions related to convertible subordinated debt during the nine-month period ended September 30, 2004, our total contractual obligation with regard to convertible subordinated debt has decreased from $360.0 million at December 31, 2003 to $173.9 million at September 30, 2004.  All of our outstanding convertible subordinated debt as of September 30, 2004 will mature in 2007.

Given our current cash requirements, we forecast that we will have sufficient cash to meet our net operating expense requirements for at least the next two years.  We plan to continue to invest in our growth and the need for cash will be dependent upon the timing of these investments.  Our capital needs will depend on many factors, including continued scientific progress in our research and development arrangements, progress with preclinical and clinical trials of our proprietary and partnered products, the time and costs involved in obtaining regulatory approvals, the costs of developing and scaling up each manufacturing operation of our technologies, the timing and cost of our clinical and commercial production facilities, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, the need to acquire licenses to new technologies, and the status of competitive products.  The entire outstanding balance of convertible subordinated debt as of September 30, 2004 of $173.9 million will mature in 2007.  We are not likely to be able to satisfy this entire obligation through cash flow generated by our operations.  To satisfy our long-term needs, we intend to seek additional funding, as necessary, from corporate partners and from the sale of securities.  Because we are an early stage biotechnology company, we do not qualify to issue investment grade debt or have access to certain credit facilities.  As a result, any financing we undertake will likely involve the issuance of equity, convertible debt instruments or high-yield debt to fund our working capital.  To date we have been primarily dependent upon equity and convertible debt financings for capital and have incurred substantial debt as a result of our issuances of subordinated notes and debentures that are convertible into our common stock.  Our substantial debt, the market price of our securities and the general economic climate, among other factors, could have material consequences for our financial position and could affect our sources of short-term and long-term funding.  There can be no assurance that additional funds, if and when required, will be available to us on favorable terms, if at all.

On October 27, 2004, we filed a prospectus as part of a registration statement that we filed with the SEC using a “shelf” registration process. Under this shelf registration process, we may sell common stock, preferred stock, debt securities and/or warrants in one or more offerings up to a total dollar amount of $250,000,000. The prospectus provides you with a general description of the securities we may offer. Each time we sell common stock, preferred stock, debt securities and/or warrants, we will provide a prospectus supplement that will contain more specific information.

The following is a summary of our contractual obligations as of September 30, 2004 (in thousands):

	Payment Due By Period
	Total	Remainder of 2004	2005	2006	2007-2008	After 2008

San Carlos facilities (1)	$57,953	$1,485	$5,976	$6,094	$10,691	$33,707
Interest payable (2)	19,453	1,970	7,009	7,009	3,465	—
Operating leases	698	58	208	182	219	31
Principal amount of convertible subordinated notes	173,949	—	—	—	173,949	—
Purchase obligations (3)	25,614	12,807	12,807
Other obligations (4)	912	25	12	875	—	—
Total	$278,579	$16,345	$26,012	$14,160	$188,324	$33,738

(1)                                 Includes principal and interest payments of $6.1 million payable through August 2007, $1.8 million payable through October 2007, and $50.1 million payable through September 2016.

(2)                                 Represents interest payments on convertible subordinated notes which mature in 2007.

(3)                                 Of this amount, $0.2 million relates to a contract with a major supplier and is non-cancelable.  The remaining $25.4 million consists of normal recurring inventory and other purchases in the ordinary course of business and are expected to be paid for during the next six months.  Substantially all of this remaining $25.4 million has been ordered on definitive purchase orders as of September 30, 2004, but could be canceled by us at any time.  If canceled, we could be charged restocking and/or cancellation fees ranging from 0% to 25%.

(4)                                 Does not include $8.4 million non-interest bearing loan from Pfizer, which is contingently payable upon commercial launch of Exubera®.

Issuer Purchases of Equity Securities

There were no purchases of any class of our equity securities by us or any affiliate pursuant to any publicly announced repurchase plan in the three-month period ended September 30, 2004.

Approval of Non-Audit Services

During the three-month period ended September 30, 2004, the Audit Committee of the Board of Directors did not approve any non-audit services to be provided by Ernst & Young LLP, our independent registered public accounting firm.

RISK FACTORS

The following section should be read carefully in connection with evaluating our business.  Any of the following factors could materially and adversely affect our business, financial position or results of operations.

If the collaborative partners we depend on to obtain regulatory approvals for and commercialize our products are not successful, or if such collaborations fail, then the product development or commercialization of our products may be delayed or unsuccessful.

When we sign a collaborative development agreement or license agreement to develop a product with a drug or biotechnology company, the drug or biotechnology company is generally expected to:

•                  synthesize active pharmaceutical ingredients to be used as medicines;

•                  design and conduct large scale clinical studies;

•                  prepare and file documents necessary to obtain government approval to sell a given drug product; and/or

•                  market and sell our products when and if they are approved.

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

We have entered into collaborations in the past that have been subsequently terminated.  If other collaborations are suspended or terminated, our ability to commercialize certain other proposed products could also be negatively impacted.  If our collaborations fail, our product development or commercialization of products could be delayed and our financial position and results of operations would be significantly harmed.

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

We are developing with Pfizer an inhaleable version of insulin, Exubera®, for the treatment of Type 1 and Type 2 diabetes that will be administered using our Pulmonary Technology.  Exubera® is currently in extended Phase III clinical trials.  We currently depend on Pfizer as the source of a significant portion of our revenues.  For the nine-month periods ended September 30, 2004 and

2003, revenue from Pfizer accounted for 59% and 62% of our revenue, respectively.  In March 2004, Pfizer and Aventis announced that the EMEA has accepted the filing of a marketing authorization application for Exubera®.  However, there can be no assurance that Exubera® will be approved for marketing and/or commercial use in the European Union (“E.U.”).  Delays in the filing of an Exubera® NDA will result in a delay in marketing approval in the U.S., and there can be no assurance that even if the NDA submission is filed, Exubera® will be approved for marketing and commercial use in the U.S.  Among the factors that may delay the filing or approval of the NDA, the approval by the EMEA to market Exubera® in the E.U., or the commercial launch of Exubera® in the U.S. or the E.U., or that may impact a decision to proceed at all with respect to any of the foregoing, are the following:

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

•                  We and/or Pfizer may experience difficulties with respect to the processing of the dry powder formulation of inhaleable insulin and the filling and packaging of the inhaleable insulin powder  for the large-scale commercial production of Exubera®.

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

Our increasing investment in the development and commercialization of new products prior to seeking collaborative arrangements may be unsuccessful and adversely impact our operating results, financial condition, and liquidity.

We intend to increasingly fund significant development expenses associated with the development and commercialization of new products, including clinical trials, developed through our Proprietary Products Group prior to seeking collaborative relationships with pharmaceutical and biotechnology partners.  While we believe this strategy may result in improved economics for any products ultimately developed and approved, it will require us to invest significant funds in developing these products without reimbursement from a collaborative partner.  If we are ultimately not able to negotiate acceptable collaborative arrangements with respect to these products, or any arrangements we do negotiate are not successful, we will not receive an adequate return on these investments and our operating results and financial condition would suffer.  Even if our development efforts are ultimately acceptable, our increased investment in the development of these products could adversely impact our results of operations and liquidity prior to their commercialization.

If our drug delivery technologies are not commercially feasible, then our revenues and results of operations will be impacted negatively.

We are in an early stage of development with respect to many of our products.  There is a risk that our technologies will not be commercially feasible.  Even if our technologies are commercially feasible, they may not be commercially accepted across a range of large and small molecule drugs.  We have tested 13 drug formulations based on our Pulmonary Technology in humans.  None of the products using our Pulmonary Technology has been approved for marketing.  Our Advanced PEGylation Technology has been incorporated in five products that the FDA has approved for marketing and one additional product approved in Europe, and 10 others are in clinical trials.  Our Supercritical Fluid Technology is primarily in an early stage of feasibility testing.  Our potential products require extensive research, development and preclinical and clinical testing.  Our potential products also may involve lengthy regulatory reviews and require regulatory approval before they can be sold.  We do not know if, and cannot provide assurance that, any of our potential products will prove to be safe and effective, accomplish the objectives that we or our collaborative partners are seeking through the use of our technologies, meet regulatory standards or continue to meet such standards if already approved.  There is a risk that we, or our collaborative partners, may not be able to produce any of our potential products in commercial quantities at acceptable costs, or market them successfully.  Failure to achieve commercial feasibility, demonstrate safety, achieve clinical efficacy, obtain regulatory approval for, or successfully market products will negatively impact our revenues and results of operations.

If our research and development efforts are delayed or unsuccessful, then we will experience delay or be unsuccessful in having our products commercialized, and our business will suffer.

Except for products using our Advanced PEGylation Technology that have already been approved by the FDA or other regulatory agencies, our product candidates are still in research and development, including preclinical testing and clinical trials.  Preclinical testing and clinical trials are long, expensive and uncertain processes.  It may take us, or our collaborative partners, several years to complete this testing, and failure can occur at any stage in the process.  Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful.  A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later stage clinical trials, even after promising results in earlier trials.

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

Our ability to efficiently attach PEG polymer chains to a drug molecule is the initial screen for determining whether drug formulations using our Advanced PEGylation Technology are commercially feasible.  We would not consider a drug formulation to be a good candidate for development and commercialization using our Advanced PEGylation Technology if we could not efficiently attach a PEG polymer chain to such drug without destroying the drug’s activity.

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

If the products using our Pulmonary Technology do not provide consistent doses of medicine, then we will not be able to develop, and we or our partners will not be able to obtain regulatory approval for and commercialize products.

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

There is a risk that we, or our partners, will not obtain regulatory approval (which in some countries includes pricing approval) for unapproved products on a timely basis, or at all.  Unapproved products must undergo rigorous animal and human testing and an extensive FDA mandated or equivalent foreign authorities’ review process.  This process generally takes a number of years and requires the expenditure of substantial resources.  The time required for completing such testing and obtaining such approvals is uncertain.  The FDA and other U.S. and foreign regulatory agencies also have substantial discretion to terminate clinical trials, require additional testing, delay or withhold registration and marketing approval and mandate product withdrawals including recalls.  The FDA has approved for marketing five products using our Advanced PEGylation Technology for specific uses in the United States.  Further, another product using our Advanced PEGylation Technology has been approved in Europe.  Even though our partners have obtained regulatory approval for some of our products, these products and our manufacturing processes are subject to continued review by the FDA and other regulatory authorities.  Even if we or our partners receive regulatory approval of a product, the approval may limit the indicated uses for which the product may be marketed.  In addition, any marketed products and manufacturing facilities used in the manufacture of such products  will be subject to continual review and periodic inspections.  Later discovery from such review and inspection of previously unknown problems may result in restrictions on marketed products or on us, including withdrawal of such products from the market.  The failure to obtain timely regulatory approval of products, any product marketing limitations or a product withdrawal would negatively impact our revenues and results of operations.

In addition, we may encounter delays or rejections based upon changes in FDA regulations or policies, including policies relating to current good manufacturing practice compliance, or “cGMP,” during the period of product development.  We or our partners may encounter similar delays in other countries.

If our technologies cannot be integrated successfully to bring products to market, then our or our partners’ ability to develop, obtain approval for, or market products, may be delayed or unsuccessful.

We may not be able to integrate all of the relevant technologies to provide complete drug delivery and formulation systems.  In particular, our development of drugs based on our Pulmonary Technology relies upon the following several different but related technologies:

•                  dry powder formulations;

•                  dry powder processing technology;

•                  dry powder packaging technology; and

•                  deep lung delivery devices.

Our other technologies may face similar challenges relating to the integration of drug formulation, processing, packaging and delivery device technologies.  At the same time we or our partners must:

•                  perform laboratory, pre-clinical, and clinical testing of potential products; and

•                  scale-up manufacturing processes.

All of these steps must be accomplished without delaying any aspect of product development.  Any delay in one component of product or business development could delay our or our partners’ ability to develop, obtain approval for, or market products using our delivery and formulation technologies.

If we are not able to manufacture our products in commercially feasible quantities or at commercially feasible costs, then our products will not be successfully commercialized.

Nektar Advanced PEGylation Technology and Supercritical Fluid Technology

Except for the five approved products and the one additional product approved in Europe incorporating our Advanced PEGylation Technology, all of the drug formulations which incorporate our Advanced PEGylation Technology and Supercritical Fluid Technology are in various stages of feasibility testing or human clinical trials.  We are currently expanding our Advanced PEGylation Technology manufacturing capacity and anticipate having to add additional Supercritical Fluid Technology manufacturing capacity.  If we are not able to scale-up to large clinical trials or commercial manufacturing for products incorporating either of these technologies in a timely manner or at a commercially reasonable cost, we risk not meeting our customers’ supply requirements or our contractual obligations.  Our failure to solve any of these problems could delay or prevent late stage clinical testing, regulatory approval for, and commercialization of our products and could negatively impact our revenues and results of operations.

Nektar Pulmonary Technology

All of the drug formulations which incorporate our Pulmonary Technology are in various stages of human clinical trials or feasibility testing.

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

For the most part, we obtain the bulk active pharmaceutical ingredients we use to manufacture products using our technologies from sole or exclusive sources of supply.  For example, with respect to our source of bulk insulin, we have entered into a collaborative agreement with Pfizer that has, in turn, entered into an agreement with Aventis to manufacture regular human insulin.  Under the terms of their agreement, Pfizer and Aventis agreed to construct a jointly owned manufacturing plant in Frankfurt, Germany.  Until needed, Pfizer will provide us with insulin from Aventis’s existing plant.  We obtain our supply of PEG polymer chains that we use in our products that incorporate our Advanced PEGylation Technology from a single supplier.  If our sole or exclusive source suppliers fail to provide either active pharmaceutical ingredients or PEGylation materials in sufficient quantities when required, our revenues and results of operations may be negatively impacted.

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

We have filed patents applications (and we plan to file additional patent applications) covering, among other things, aspects of: (a) our pulmonary delivery technology (in general and as it relates to specific molecules) including, without limitation, our powder processing technology, our powder formulation technology, and our inhalation device technology; (b) our Advanced PEGylation technology; and (c) our Supercritical Fluid technology.  As of September 30, 2004, we owned 793 issued U.S. and foreign patents that cover various aspects of our technologies, and we have a number of patent applications pending.

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

On September 3, 2004, a purported securities class action entitled Rhodes v. Nektar Therapeutics et al., Case No. C 04 3735, was filed in the United States District Court for the Northern District of California against us, as well as our Chairman, Chief Executive Officer, and our President, Nektar AL.  The complaint alleges that the defendants made certain material misrepresentations to the market in violation of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5.  The  named plaintiff seeks unspecified damages on behalf of a purported class of purchasers of our common stock during the period from March 4, 2004 through August 4, 2004.  No class has been certified in the above actions and no trial date has been scheduled.

This litigation may be costly and could prove to be time consuming and disruptive to normal business operations. There can be no assurance that we will prevail or that the cost of defending these lawsuits will be covered by our insurance policies. While it is not possible to predict accurately or to determine the eventual outcome of this litigation, an unfavorable outcome or settlement of this litigation could have a material adverse effect on our financial position, liquidity or results of operations.

From time to time, we are party to various other litigation matters, including several that relate to our patent and intellectual property rights.  We cannot predict with certainty the eventual outcome of any pending litigation or potential future litigation, and we might have to incur substantial expense in defending these or future lawsuits or indemnifying third parties with respect to the results of such litigation.

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

As of September 30, 2004, we had approximately $173.9 million in long-term convertible subordinated notes and debentures, $23.7 million in non-current capital lease obligations, and $10.7 million in other long-term debt.  Our substantial long-term indebtedness, which totaled $208.3 million as of September 30, 2004, has and will continue to impact us by:

•                  making it more difficult to obtain additional financing; and

•                  constraining our ability to react quickly in an unfavorable economic climate.

Currently we are not generating positive cash flow.  Delay in the approval of Exubera®, or other adverse occurrences related to our product development efforts will adversely impact our ability to meet our obligations to repay the principal amounts on our convertible subordinated notes and debentures when due.  In addition, if the market price of our common stock is below the related conversion price, the holders of the related outstanding convertible subordinated notes and debentures will not likely convert such securities to equity in accordance with their existing terms.  If we are unable to satisfy our debt service requirements, substantial liquidity problems could result.  As of September 30, 2004 we had cash, cash equivalents and short-term investments valued at approximately $426.9 million.  We expect to use a substantial portion of these assets to fund our on-going operations over the next few years.  As of September 30, 2004, we had approximately $173.9 million outstanding convertible subordinated notes and debentures, all of which will mature in 2007.  We may not generate sufficient cash from operations to repay our convertible subordinated notes and debentures or satisfy any other of these obligations when they become due and may have to raise additional funds from the sale of equity or debt securities or otherwise restructure our obligations in order to do so.  There can be no assurance that any such financing or restructuring will be available to us on commercially acceptable terms, if at all.

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

We have never had a profitable year and, through September 30, 2004, we have an accumulated deficit of approximately $697.9 million.  We expect to continue to incur substantial and potentially increasing losses over at least the next few years as we expand our research and development efforts, testing activities and manufacturing operations, and as we further expand our late stage clinical and early commercial production facilities.  Most of our potential products are in the early stages of development.  Except for the approved products incorporating our Advanced PEGylation Technology, we have generated no revenues from product sales.  Our revenues to date have consisted primarily of payments under short-term research and feasibility agreements and development contracts.

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

Our stock price is volatile.  In the twelve-month period ending September 30, 2004, based on closing bid prices on The NASDAQ National Market, our stock price ranged from $9.69 to $23.24.  We expect our stock price to remain volatile.  A variety of factors may have a significant effect on the market price of our common stock, including:

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

New and potential new accounting pronouncements may impact our future financial position and results of operations.

There may be potential new accounting pronouncements or regulatory rulings, which may have an impact on our future financial position and results of operations.  For example, on March 31, 2004, the FASB issued an Exposure Draft, “Share-Based Payment - An Amendment of FASB Statements No. 123 and 95” (proposed FAS 123R), which would be effective for public companies in periods beginning after June 15, 2005.  We would be required to implement the proposed standard no later than the quarter that begins July 1, 2005.  The cumulative effect of adoption, if any, applied on a modified prospective basis, would be measured and recognized on July 1, 2005.  FAS 123R would eliminate the ability to account for share-based compensation transactions using APB 25, and would instead require companies to recognize compensation expense using a fair-value based method for costs related to share-based payments including stock options and employee stock purchase plans.  The FASB expects to issue a final standard by December 31, 2004.  The adoption of FAS 123R could materially impact our results of operations.

Our business is subject to changing regulation of corporate governance and public disclosure that has increased both our costs and the risk of noncompliance.

We are subject to rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded.  These entities, including the Public Company Accounting Oversight Board, the SEC and NASDAQ, have recently issued new requirements and regulations and continue to develop additional regulations and requirements in response to recent laws enacted by Congress, most notably The Sarbanes-Oxley Act of 2002 (“SOX”).  Our efforts to comply with these new regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention to SOX compliance activities.

In particular, our efforts to comply with Section 404 of SOX and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment has required, and continues to require, the commitment of significant financial and managerial resources.  Although we believe that the ongoing review of our internal controls will enable us to provide an assessment of our internal controls and our external auditors to provide their audit opinion as of

December 31, 2004 as required by Section 404 of SOX, we can give no assurance that these efforts will be completed on a timely and successful basis.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available.  This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our market risks at September 30, 2004 have not changed significantly from those discussed in Item 7A of our Form 10-K, as amended, for the year ended December 31, 2003 on file with the Securities and Exchange Commission.

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

Changes in Internal Controls.  During the three-month and nine-month periods ended September 30, 2004, there were no significant changes to internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

On September 3, 2004, a purported securities class action entitled Rhodes v. Nektar Therapeutics et al., Case No. C 04 3735, was filed in the United States District Court for the Northern District of California against us, as well as our Chairman, Chief Executive Officer, and our President, Nektar AL.  The complaint alleges that the defendants made certain material misrepresentations to the market in violation of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5.  The  named plaintiff seeks unspecified damages on behalf of a purported class of purchasers of our common stock during the period from March 4, 2004 through August 4, 2004.  No class has been certified in the above actions and no trial date has been scheduled.

This litigation may be costly and could prove to be time consuming and disruptive to normal business operations. There can be no assurance that we will prevail or that the cost of defending these lawsuits will be covered by our insurance policies. While it is not possible to predict accurately or to determine the eventual outcome of this litigation, an unfavorable outcome or settlement of this litigation could have a material adverse effect on our financial position, liquidity or results of operations.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with SFAS No. 5, Accounting for Contingencies, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can reasonable estimate. These provisions are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, ruling, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable.  If any unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations of that period on our cash and/or liquidity.

Item 2.  Changes in Securities and Use of Proceeds

None.

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

Disclosure regarding the operations of our board of director nominating committees and the means by which security holders may communicate with directors is incorporated by reference from the definitive proxy statement for our 2004 Annual Meeting of Stockholders filed with the SEC on April 29, 2004 (the “Proxy Statement”) under the heading Nominating and Corporate Governance Committee.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits

Except as so indicated in Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

Exhibit Number		Description of Documents

2.1	(1)	Agreement and Plan of Merger, dated June 4, 1998, by and between Inhale Therapeutic Systems, a California corporation, and Inhale Therapeutic Systems (Delaware), Inc., a Delaware corporation.
2.2	(5)	Recommended Offer, dated December 21, 2000, by Cazenove & Co. on behalf of Nektar Therapeutics for Bradford Particle Design plc.
2.3	(8)

Agreement and Plan of Merger and Reorganization, dated May 22, 2001, by and among Nektar Therapeutics, Square Acquisition Corp., Shearwater Corporation, Certain Shareholders of Shearwater Corporation and J. Milton Harris as Shareholders’ Agent.

2.4	(8)

Amendment to Agreement and Plan of Merger and Reorganization, dated June 21, 2001, by and among Nektar Therapeutics, Square Acquisition Corp., Shearwater Corporation, J. Milton Harris, as Shareholders’ Agent and a Designated Shareholder, and Puffinus, L.P.

3.1	(1)	Certificate of Incorporation of Inhale Therapeutic Systems (Delaware), Inc.
3.2	(1)	Bylaws of Nektar Therapeutics.
3.3	(3)	Certificate of Amendment of the Amended Certificate of Incorporation of Nektar Therapeutics.
3.4	(7)	Certificate of Designation of Series A Junior Participating Preferred Stock of Nektar Therapeutics.
3.5	(9)	Certificate of Designation of Series B Convertible Preferred Stock of Nektar Therapeutics.
3.6	(10)	Certificate of Ownership and Merger of Nektar Therapeutics.
4.1		Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.
4.2	(2)	Indenture, dated February 8, 2000, by and between Nektar Therapeutics, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.
4.3	(10)	Specimen Common Stock certificate.
4.4	(4)	Specimen warrants to purchase shares of Common Stock.
4.5	(6)	Indenture, dated October 17, 2000, by and between Nektar Therapeutics, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.
4.6	(7)	Rights Agreement, dated as of June 1, 2001, by and between Nektar Therapeutics and Mellon Investor Services LLC., as Rights Agent.
4.7	(7)	Form of Right Certificate.
4.8	(11)

Resale Registration Rights Agreement, dated June 30, 2003, by and among Nektar Therapeutics, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Lehman Brothers Inc., Friedman, Billings, Ramsey & Co. Inc. and SG Cowen Securities Corporation

4.9	(12)	Specimen Preferred Stock Certificate and Form of Certificate of Designation of Preferred Stock
4.10	(12)	Resale Registration Rights Agreement, dated October 9, 2003, by and among Nektar Therapeutics and the entities named therein.
10.1	(13)	Redemption Agreement, dated June 23, 2004 by and between Nektar Therapeutics, SciMed Prop III, Inc., 201 Industrial Partnership and Inhale 201 Industrial Road, L.P.
31.1	(14)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	(14)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	(14)	Section 1350 Certifications.

(1)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(2)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 1999.

(3)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(4)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(5)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 11, 2001.

(6)	Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-3 (No. 333-53678), filed on January 12, 2001.

(7)	Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on June 4, 2001.

(8)	Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on July 10, 2001.

(9)	Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on January 8, 2002.

(10)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 23, 2003.

(11)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on July 2, 2003.

(12)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on November 3, 2003.

(13)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8K, filed on June 29, 2004.

(14)	Filed herewith.

(b)                                 Reports on Form 8-K for the three-month period ending September 30, 2004:

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

Current Report on Form 8-K, filed November 3, 2004, announcing that Nektar Therapeutics issued a press release announcing results of the quarter ended September 30, 2004.  The information in that report, including the exhibit thereto, shall not be deemed “filed” for purposes of Section 18 of the 1934 Act, or otherwise subject to the liabilities of that Section or Sections 11 and 12(a)(2) of the 1933 Act. The information contained therein and in the accompanying exhibit thereto shall not be incorporated by reference into any filing with the SEC made by Nektar Therapeutics, whether made before or after the date thereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ AJIT S. GILL
Ajit S. Gill
Chief Executive Officer, President and Director

Date:	November 8, 2004

By:	/s/ AJAY BANSAL
Ajay Bansal
Chief Financial Officer and Vice President, Finance and Administration

Date:	November 8, 2004

EXHIBIT INDEX

Except as so indicated in Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

Exhibit Number		Description of Documents

2.1	(1)	Agreement and Plan of Merger, dated June 4, 1998, by and between Inhale Therapeutic Systems, a California corporation, and Inhale Therapeutic Systems (Delaware), Inc., a Delaware corporation.
2.2	(5)	Recommended Offer, dated December 21, 2000, by Cazenove & Co. on behalf of Nektar Therapeutics for Bradford Particle Design plc.
2.3	(8)

Agreement and Plan of Merger and Reorganization, dated May 22, 2001, by and among Nektar Therapeutics, Square Acquisition Corp., Shearwater Corporation, Certain Shareholders of Shearwater Corporation and J. Milton Harris as Shareholders’ Agent.

2.4	(8)

Amendment to Agreement and Plan of Merger and Reorganization, dated June 21, 2001, by and among Nektar Therapeutics, Square Acquisition Corp., Shearwater Corporation, J. Milton Harris, as Shareholders’ Agent and a Designated Shareholder, and Puffinus, L.P.

3.1	(1)	Certificate of Incorporation of Inhale Therapeutic Systems (Delaware), Inc.
3.2	(1)	Bylaws of Nektar Therapeutics.
3.3	(3)	Certificate of Amendment of the Amended Certificate of Incorporation of Nektar Therapeutics.
3.4	(7)	Certificate of Designation of Series A Junior Participating Preferred Stock of Nektar Therapeutics.
3.5	(9)	Certificate of Designation of Series B Convertible Preferred Stock of Nektar Therapeutics.
3.6	(10)	Certificate of Ownership and Merger of Nektar Therapeutics.
4.1		Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.
4.2	(2)	Indenture, dated February 8, 2000, by and between Nektar Therapeutics, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.
4.3	(10)	Specimen Common Stock certificate.
4.4	(4)	Specimen warrants to purchase shares of Common Stock.
4.5	(6)	Indenture, dated October 17, 2000, by and between Nektar Therapeutics, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.
4.6	(7)	Rights Agreement, dated as of June 1, 2001, by and between Nektar Therapeutics and Mellon Investor Services LLC., as Rights Agent.
4.7	(7)	Form of Right Certificate.
4.8	(11)

Resale Registration Rights Agreement, dated June 30, 2003, by and among Nektar Therapeutics, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Lehman Brothers Inc., Friedman, Billings, Ramsey & Co. Inc. and SG Cowen Securities Corporation

4.9	(12)	Specimen Preferred Stock Certificate and Form of Certificate of Designation of Preferred Stock
4.10	(12)	Resale Registration Rights Agreement, dated October 9, 2003, by and among Nektar Therapeutics and the entities named therein.
10.1	(13)	Redemption Agreement, dated June 23, 2004 by and between Nektar Therapeutics, SciMed Prop III, Inc., 201 Industrial Partnership and Inhale 201 Industrial Road, L.P.
31.1	(14)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	(14)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	(14)	Section 1350 Certifications.

(1)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(2)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 1999.

(3)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(4)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(5)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 11, 2001.

(6)	Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-3 (No. 333-53678), filed on January 12, 2001.

(7)	Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on June 4, 2001.

(8)	Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on July 10, 2001.

(9)	Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on January 8, 2002.

(10)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 23, 2003.

(11)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on July 2, 2003.

(12)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on November 3, 2003.

(13)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8K, filed on June 29, 2004.

(14)	Filed herewith.