Form 10-K
period 2004-12-31
NEKTAR THERAPEUTICS
filed 2005-03-14
CIK 906709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2004

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

The approximate aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the last sale price of the Registrant’s Common Stock on June 30, 2004 as reported on the NASDAQ National Market was approximately $1,655,474,516. This calculation excludes approximately 798,878 shares held by directors and executive officers of the Registrant. Exclusion of these shares should not be construed to indicate that such person controls, is controlled by or is under common control with the Registrant. This calculation does not exclude shares held by organizations whose ownership exceeds 5% of the Registrant’s outstanding Common Stock as of June 30, 2004 that have represented to the Registrant that they are registered investment advisers or investment companies registered under Section 8 of the Investment Company Act of 1940. Determination of affiliate status for the purposes of this calculation is not necessarily a conclusive determination for any other purpose.

84,730,751

(Number of shares of common stock outstanding as of February 28, 2005)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s definitive Proxy Statement to be filed for its 2005 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

NEKTAR THERAPEUTICS

2004 ANNUAL REPORT ON FORM 10-K,

Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of this annual report, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including but not limited to the risk factors set forth below and for the reasons described elsewhere in this annual report. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof and we do not intend to update any forward-looking statements except as required by law or applicable regulations.

PART I

Item 1. Business

General

Our business focuses on creating high value products through the application of advanced drug delivery technologies. We have three drug delivery platforms that are designed to improve the performance of molecules. These platforms are: Nektar Advanced PEGylation Technology, Nektar Pulmonary Technology, and Nektar Supercritical Fluid (“SCF”) Technology.

Our mission is to develop superior therapeutics to make a difference in patients’ lives. We pursue our mission in two ways. First, we partner with pharmaceutical and biotechnology companies that seek to improve and differentiate their products. In addition, we are in the early-stages of development of our own proprietary products. We are working to become one of the world’s leading drug delivery products companies.

Our product pipeline includes both partnered and proprietary products. We have ongoing collaborations with more than 20 biotechnology and pharmaceutical companies to provide our drug delivery technologies. Our partner product pipeline includes: six products (Neulasta®, PEGASYS®, Somavert®, PEG-INTRON®, Definity®, and Macugen®) approved by the U.S. Food and Drug Administration (“FDA”); one additional product (SprayGel™) approved in Europe that is in late stage testing in the U.S., one product (Exubera®) for which a New Drug Application (“NDA”) has been filed with the FDA, two products (Exubera® and Macugen®) for which a marketing authorization application has been filed with the European Medicines Evaluation Agency (“EMEA”); two additional products (CDP 870 and CERA) in Phase III or pivotal trials; and ten products in Phase I and Phase II trials. In addition to our partnered product programs, we have four proprietary products in the early stages of development. One of these products involves an inhaled small molecule that has entered a Phase I trial and another product is in proof-of-concept human studies. The remaining two products are in preclinical testing.

We intend to continue to identify and capitalize on technologies and markets where we see opportunities to establish leadership positions.

Strategy

The key elements of our business strategy are to:

Partner with Pharmaceutical and Biotechnology Companies. We have collaborations with more than 20 pharmaceutical and biotechnology companies. We believe our partnering strategy enables us to develop a large and diversified pipeline of drug products that use our technologies.

•	In a typical Nektar Pulmonary Technology collaboration, our partner will provide the active pharmaceutical ingredient (the majority of which are already approved by the FDA in another delivery form), fund development, obtain regulatory approvals, and market the resulting commercial product. We supply our technology and we may manufacture and supply the device and/or drug formulation. In consideration for our efforts, we typically receive R&D reimbursement, milestone payments, revenues from clinical drug manufacturing, as well as royalties from commercial sales of products. In addition, for products using our Pulmonary Technology, we typically receive revenues from the supply of our device for the product along with revenues for drug processing or filling once the product is commercially available.

•	In a typical Nektar Advanced PEGylation Technology collaboration, we manufacture and supply the polyethylene glycol (“PEG”) reagents to our partners and we may receive milestone payments, manufacturing revenues and in some cases, royalties from sales of the PEGylated commercial product.

Develop Our Own Proprietary Products Utilizing Nektar Technology and/or Know-how. We typically use our know-how and technology in combination with approved drugs to develop our own proprietary products. We focus on identifying off-patent or near off-patent compounds that would benefit from the application of our technologies to improve the performance and/or delivery of these compounds. Our objective is to create value by advancing these molecules into clinical development and then determining the most appropriate stage to partner these based on the cost and complexity of development and the needs for commercialization. For those molecules that have complex and costly development paths and/or require significant commercial support, we may choose to seek a commercialization partner at an earlier stage. We plan to make partnering decisions for our proprietary products on a product by product basis taking into consideration both market as well as internal factors.

Overview of Nektar Technologies

Our drug delivery technology platforms are designed to improve the performance of both new and existing chemical entities whether they are small molecules or macromolecules. Improved performance typically includes one or more of the following attributes: improved efficacy, improved safety, improved convenience, or enabling the development of a drug molecule. Our three technology platforms are:

•	Nektar Advanced PEGylation Technology—uses advanced PEGylation chemistry and a PEG-based delivery system to enhance the performance of most major drug classes, including macromolecules such as peptides and proteins, smaller sized molecular compounds and other drugs. Nektar Advanced PEGylation Technology is used in six products approved for use in the U.S. and in one additional product approved in Europe.

•	Nektar Pulmonary Technology—uses our know-how and technology in drug formulation, powder processing, powder filling and packaging and devices to create an integrated system to reproducibly deliver therapeutics to the lung for both systemic and local lung applications. The most advanced product using this technology is Exubera® (inhaled insulin), which is under development by Pfizer Inc. (“Pfizer”) and The Sanofi-Aventis Group (“Sanofi-Aventis”) and for which a marketing authorization application has been filed with the EMEA and an NDA has been filed with the FDA in the U.S.

•	Nektar Supercritical Fluid (SCF) Technology—uses a novel particle engineering process that yields consistent powder particles in terms of size, shape and morphology that can be incorporated into a number of dosage forms including tablets, capsules, and inhalation systems. We are in the process of scaling-up our SCF Technology to support later stage development and eventually provide commercial manufacturing. We believe our SCF Technology may serve as a platform technology for a diverse range of applications primarily for small molecules including such uses as taste masking and selection of stable solid state forms that can affect both the rate and extent of absorption of certain drugs.

NEKTAR ADVANCED PEGYLATION TECHNOLOGY

Nektar Advanced PEGylation Technology is designed to enhance performance of most drug classes including macromolecules, such as peptides and proteins, as well as small molecules and other drugs. PEGylation is a chemical process where PEG chains are attached to active therapeutic molecules. The advantages of Nektar Advanced PEGylation Technology include the potential to: improve drug solubility and stability; increase drug half-life; reduce immune responses to an active drug; and improve the efficacy and/or safety of a molecule in certain instances.

We use our Advanced PEGylation Technology in both our partnered and proprietary programs. In a typical partner collaboration, we derive revenue from milestone payments during research and development and may receive royalties on sales of approved products or other PEG applications. We may also receive additional revenue from manufacturing the PEG reagent used by our partners.

Nektar Advanced PEGylation Technology is used in six products approved for use in the U.S. and in one additional product approved in Europe.

Characteristics of Nektar Advanced PEGylation Technology. PEG is a neutral, water soluble, non-toxic polymer and is one of the few synthetic polymers approved for internal use by the FDA in a variety of foods, cosmetics, personal care products and pharmaceuticals.

We believe our Advanced PEGylation Technology can offer one or more of the following benefits:

•	Prolonged duration of action thereby reducing the need for frequent injections by both reducing the rate of absorption from a subcutaneous injection and reducing the rate of elimination or metabolism.

•	Reduced immune response to certain macromolecules which may prolong their effectiveness with repeated doses if the antibodies are neutralizing.

•	Improved stability which not only contributes to the prolonged duration of activity but may facilitate the formulation of a stable liquid formulation where previously the product had to be lyophilized.

•	Improved efficacy and/or safety in certain instances. Although PEGylation often reduces the potency of a drug, this loss in activity can be more than offset by an improvement in the pharmacokinetics especially for drugs in which a prolonged residence time in the body translates to improved efficacy.

Applications of Nektar Advanced PEGylation Technology. We believe our Advanced PEGylation Technology can be useful in many applications, including the following:

•	PEG for Pharmaceutical Use. PEGs can be attached to different types of molecules including proteins, peptides, antibodies and oligonucleotides and may substantially enhance their therapeutic value.

•	PEG for Medical Device Use. PEGs can be used in various medical device applications including their use in the formulation of gels that can act as post-surgical seals or to prevent post-surgical adhesions. Nektar PEG is currently being used by Confluent Surgical Inc. for these applications.

•	PEG-Liposomes. The incorporation of PEG onto the outer coating of a type of lipid membrane (“liposomes”), increases the lifetime of a serum which can provide controlled and specific delivery of certain drugs.

NEKTAR PULMONARY TECHNOLOGY

Nektar Pulmonary Technology is designed to enable efficient and reproducible deep lung delivery of a variety of molecule types across a wide range of doses. Specifically, our development of spray-dried formulations of drug particles potentially enables efficient dispersion and reproducible delivery of both large and small molecules deep within the lung for systemic and local lung indications.

Nektar Pulmonary Technology integrates several unique technologies including customized formulation of drug compounds, dry powder processing, filling and packaging along with proprietary inhalation devices to enable efficient and consistent delivery of both macromolecule and small molecule drugs to the deep lung. For specific drug products, we typically formulate and process bulk active pharmaceutical ingredients supplied by collaborative partners into dry powders, which are packaged into individual dosing units based upon product requirements.

Dry Powder Formulations for Pulmonary Delivery. Each drug poses different formulation challenges due to differing chemical and physical characteristics and dosing requirements. As a result, optimization is required for each specific drug. We apply our know-how and technology to achieve intrinsically dispersible powders and integrate them into pulmonary delivery devices in order to provide an easy-to-use and reproducible delivery system across a wide range of conditions and patient use scenarios. In the area of macromolecules, we have developed several protein powders, which remain stable at room temperature in excess of one year. Through our work with numerous macromolecules, we are developing an extensive body of knowledge on aerosol dry powder formulations. We have filed and expect to continue to file patent applications on several of our formulations and, through acquisitions of intellectual property, have acquired rights to certain U.S. and foreign patents and patent applications relating to stabilization of macromolecule drugs in dry powder formulations.

Powder Processing. We modify standard powder processing equipment and develop custom techniques to produce fine dry powders with particle diameters typically between one and five microns. We have scaled up powder processing to levels sufficient for producing candidate powders for late stage clinical trials. We expect that production at these levels will be sufficient to satisfy the needs of small volume commercial products. We are also in the process of further scaling up our powder processing systems in order to produce quantities sufficient for commercial production of products we believe we will need to supply in high volumes, such as Exubera®.

Powder Filling and Packaging. Powders made up of fine particles intended for inhalation typically require handling that is technically more challenging than for powders comprised of larger particles. We have developed and are internally qualifying a proprietary automated filling system suitable for use in production of clinical trial supplies and, for certain products, in production of commercial quantities. The underlying technology is intended to allow its application to a broad variety of powder types, characteristics, and a wide range of target fill masses.

Nektar Proprietary Pulmonary Inhalers. We have developed a range of devices to appropriately address most pulmonary product needs. These devices will deliver aerosols over a wide range of doses and use scenarios. We have a durable device that is targeted towards the chronic use scenario, such as Exubera® (inhaled insulin). We also have a semi-durable device that can be used for shorter durations of therapy as well as chronic use applications. In addition, certain of our powders appear to be well suited for use in metered dose inhalers. Depending on the market needs for any given product, we will select a device that best meets those needs.

To date, there are no products using our Pulmonary Technology that have been approved for use and there can be no assurance that our pulmonary technology will be approved for use or will be a successful or commercially viable technology or will work for any of its intended uses.

NEKTAR SUPERCRITICAL FLUID TECHNOLOGY

Our SCF Technology uses supercritical carbon dioxide to disperse and mix a stream of drug solution while simultaneously extracting the organic solvent resulting in a rapid formation of a drug or drug/excipient particle. This is achieved by metering the solution and the supercritical fluid into a particle formation vessel held under controlled conditions of temperature and pressure above the critical point of the supercritical fluid-solvent mixture. Particles are then recovered from the particle formation vessel. SCF Technology may offer an alternative to typical crystallization processes for many small molecules with the potential benefits of better control over particle size, form, structure, and surface characteristics.

We believe our SCF Technology may serve as a platform technology for a diverse range of applications primarily for small molecules including such uses as taste masking and selection of stable solid state forms that can affect both the rate and extent of absorption of certain drugs.

Currently, there are no approved products that use our SCF technology. There can be no assurance that our SCF Technology will be approved for use or will be a successful or commercially viable technology.

CLINICAL PIPELINE

The following table summarizes our partnered pipeline including those in clinical development, those filed for registration and those approved. The table includes the primary indication for the product, the identity of a respective corporate partner if one has been disclosed, and the status of the program. Approval status applies to the U.S. market unless otherwise noted.

Molecule	Primary Indication	Partner	Status(1)
Neulasta® (pegfilgrastim)	Neutropenia	Amgen Inc.	Approved
PEGASYS® (peginterferon alfa-2a)	Hepatitis-C	Hoffmann-La Roche Ltd.	Approved
Somavert® (pegvisomant)	Acromegaly	Pfizer Inc.	Approved
PEG-INTRON® (peginterferon alfa-2b)	Hepatitis-C	Schering-Plough Corporation	Approved
Definity® (PEG)	Cardiac imaging	Bristol-Myers Squibb Company	Approved
Macugen® (pegaptanib sodium injection)	Age-related macular degeneration	Eyetech Pharmaceuticals, Inc	Approved in the U.S. & Filed in the EU & Canada
Macugen® (pegaptanib sodium injection)	Diabetic macular edema	Eyetech Pharmaceuticals Inc.	Phase II
Exubera® (inhaled insulin)	Diabetes	Pfizer Inc.	Filed in the U.S. and Europe
SprayGel™ adhesion barrier system (PEG-hydrogel)	Prevention of post-surgical adhesions	Confluent Surgical Inc.	Pivotal trials in U.S. Approved in Europe
CDP 870 (PEG-anti-TNF alpha antibody fragment)	Rheumatoid arthritis Crohn’s disease	UCB Pharma	Phase III Phase III
CERA (Continuous Erythropoiesis Receptor Activator)	Renal anemia	Hoffmann-La Roche Ltd.	Phase III
Undisclosed (PEG)	Undisclosed	Undisclosed	Phase II
CDP 791 (PEG-antibody fragment angiogenesis inhibitor)	Cancer	UCB Pharma	Phase I/II
CDP 484 (PEGylated antibody fragment targeting pro-inflammatory cytokine interleukin 1-beta)	Rheumatoid Arthritis	UCB Pharma	Phase I/II
Tobramycin inhaled powder (TIP)	Lung infection	Chiron Corporation	Phase I
Inhaled leuprolide	Endometriosis	Enzon Inc.	Phase I
MARINOL® (inhaled dronabinol)	Multiple indications	Solvay Pharmaceuticals, Inc.	Phase I
PEGylated interferon beta	Undisclosed	Serono, Inc.	Phase I
PEG-Alfacon (PEGylated interferon alfacon-1)	Hepatitis-C	InterMune, Inc.	Phase I
PEGylated-AXOKINE	Obesity	Regeneron Pharmaceuticals	Phase I
Undisclosed (PEG)	Undisclosed	Pfizer Inc.	Phase I

(1)	Status definitions are as follows:

Approved—regulatory approval to market and sell product obtained in the U.S. or EU.

Phase III or Pivotal—Product in large-scale clinical trials conducted to obtain regulatory approval to market and sell a drug. Typically, these trials are initiated following encouraging Phase II trial results.

Phase II—Product in clinical trials to establish dosing and efficacy in patients.

Phase I—Product in clinical trials typically in healthy subjects to test safety.

NEKTAR PARTNER DEVELOPMENT PROGRAMS

FDA Approved Products

Neulasta® (pegfilgrastim)

We entered into a license, manufacturing and supply agreement with Amgen Inc. in July 1995 whereby we licensed to Amgen one of our PEG reagents used in the manufacture of Amgen’s Neulasta® product. Neulasta® was approved by the FDA in 2002 for use in reducing the incidence of infection as manifested by febrile neutropenia, in patients with nonmyeloid malignancies receiving myelosuppressive anticancer drugs. Approval for use in similar indications for Neulasta® was granted in Europe and Australia the same year.

PEGASYS® (peginterferon alfa-2a)

We entered into a license, manufacturing and supply agreement with F. Hoffmann-La Roche Ltd. (“Roche”) in February 1997, whereby we licensed to Roche one of our PEG reagents used in the manufacture of Roche’s PEGASYS® (peginterferon alfa-2a) product used in the treatment of chronic hepatitis C. We share a portion of the profits on this product with Enzon Pharmaceuticals, Inc. (“Enzon”). We are also a party to a subsequent agreement with Roche executed in April 1999, related to further collaborative work on PEGASYS, a PEGylated interferon alfa-2a product.

PEG-INTRON® (peginterferon alfa-2b)

We entered into a manufacturing agreement with Schering-Plough Corporation in February 2000 whereby we provide one of our PEG reagents used in the manufacture of PEG-INTRON® (peginterferon alfa-2b) product used in the treatment of chronic hepatitis C.

Somavert® (pegvisomant)

We entered into a license, manufacturing, and supply agreement with Sensus Drug Development Corporation (“Sensus”) in January 2000, whereby we provide one of our PEG reagents used in the manufacture of Somavert® (pegvisomant), a human growth hormone receptor antagonist. In March 2001, Pharmacia Corp. (“Pharmacia”) acquired Sensus and in April 2003, Pfizer acquired Pharmacia. Somavert® has been approved for use in the U.S. and Europe for the treatment of certain patients with acromegaly.

Definity® (PEG)

We entered into an agreement with Dupont Pharmaceuticals, now part of Bristol Myers-Squibb Company in 1996, whereby we provide one of our PEG reagents used in the manufacture of Definity® ultrasound system designed to diagnostically visualize the heart. Definity® is the first ultrasound contrast agent in the United States that is non-blood derived.

Macugen® (pegaptanib sodium injection)

We entered into a license, manufacturing and supply agreement with Eyetech Pharmaceuticals, Inc. (“Eyetech”) in February 2002 whereby we provide one of our PEG reagents used in the development and commercial manufacturing of Macugen® (pegaptanib sodium injection), a PEGylated anti-Vascular Endothelial Growth Factor aptamer currently approved in the U.S. for use in treating age related macular degeneration (“AMD”) and for which an application for marketing approval has been filed with the EMEA by Eyetech and its partner, Pfizer. AMD is the leading cause of blindness among Americans over the age of 55. Nektar has received development milestone payments and will receive royalties on sales of commercialized products, as well as revenues from exclusive manufacturing of the PEG derivative. We will share a portion of Nektar revenues for this product with Enzon.

Macugen® is also in Phase II testing for the treatment of diabetic macular edema (“DME”). The FDA has granted Macugen® “fast-track” status for the treatment of DME.

Selected Products in Development

Exubera® Inhaled Insulin Program

We entered into a collaborative agreement with Pfizer in January 1995 under which we are developing with Pfizer and their collaborator Sanofi-Aventis, an inhaleable version of regular human insulin (Exubera®) that can be administered systemically using our Pulmonary Technology. We believe that Exubera® could result in greater patient compliance by eliminating some insulin injections for Type 1 and some Type 2 patients and all insulin injections for some Type 2 patients.

If Exubera® is approved for commercial use, we will have the responsibility for the commercial manufacture of a portion of the inhaleable insulin drug powders and we will have the responsibility for supplying inhalers. In addition to receiving revenues for the manufacture and supply of drug powders and inhalers, we will receive a royalty on inhaleable insulin products marketed jointly by Pfizer and Sanofi-Aventis.

In November 1998, Pfizer and Aventis announced that they entered into a worldwide agreement to manufacture insulin and to co-develop and co-promote inhaleable insulin. Under the terms of the agreement, Pfizer and Aventis have constructed a jointly owned insulin manufacturing plant in Frankfurt, Germany.

In 2004, Sanofi-Synthelabo acquired Aventis to create Sanofi-Aventis. Pfizer and Sanofi-Aventis are engaged in litigation with respect to their agreement to manufacture insulin and to co-develop and co-promote inhaleable insulin. We are not a party to this litigation. There can be no assurance that this litigation will not affect the regulatory approval process or the commercialization of Exubera®.

Insulin is a protein hormone naturally secreted by the pancreas to, in part, facilitate uptake of glucose into cells. Diabetes, the inability of the body to properly regulate blood glucose levels, is caused by insufficient production of insulin by the pancreas or resistance to the insulin produced. Over time, high blood glucose levels can lead to failure of the microvascular system, which may lead to blindness, loss of circulation, kidney failure, heart disease or stroke. Insulin, in its injectable form, is supplied by various manufacturers, including Eli Lilly and Company, Novo-Nordisk A/S and Sanofi-Aventis.

According to the World Health Organization (“WHO”), approximately 171 million people worldwide have diabetes, and that number is expected to grow to 366 million by 2030. All Type 1 diabetics, estimated at between 5% and 10% of all diabetics, require insulin therapy. Type 1 diabetics require both basal insulin in the form of long-acting insulin and multiple treatments of regular or short-acting, insulin throughout the day. Type 2 diabetics, depending on the severity of their disease, may or may not require insulin therapy. We believe that because of the inconvenience and unpleasantness of injections, many Type 2 patients who do not require insulin to survive, despite the fact that they would benefit from it, are reluctant to start insulin treatment. Further, we believe that many Type 1 and Type 2 patients take less insulin than they should because of the dislike of injections.

A ten-year study by the National Institutes of Health (“NIH”) in Type 1 diabetics demonstrated that the longer term sequela of diabetes could be significantly reduced by dosing more frequently resulting in lowering of glycosolated hemoglobin. The NIH study recommended dosing regular insulin three to four times per day, a regimen that would more closely mirror the action of naturally produced insulin in non-diabetics. Because of the risk of severe hypoglycemia, this course of treatment is not recommended for children, older adults, and people with heart disease or with a history of frequent severe hypoglycemia. In addition, many patients are reluctant to increase their number of daily doses because they find injections unpleasant and inconvenient. Similar results were demonstrated in Type 2 patients in a trial in the United Kingdom (“UK”).

Phase I and Phase IIa clinical trials with Exubera® indicated that inhaled insulin was absorbed systemically, reduced blood glucose levels and provided the same control of diabetes as injected insulin. In October 1996, Pfizer initiated a multi-site Phase IIb outpatient trial to include up to 240 diabetes patients, the results of which were announced in June 1998. In 70 Type 1 diabetics that were treated with either inhaled or conventional injected insulin therapy for three months, blood levels of hemoglobin Alc, or (“HbAlc”), the long-term measurement of blood glucose control, were statistically equivalent. Virtually identical results were obtained in a group of Type 2 diabetics. In September 1998, Pfizer released additional Phase II data from a study of diabetics whose blood glucose was poorly controlled by oral agents alone. In that study, patients who were given Exubera® in addition to their oral medications showed marked improvement in their blood glucose control.

In June 1999, Pfizer began dosing in Phase III clinical trials. In June 2000, Pfizer reported new data on patients using inhaled insulin therapy from a Phase II continuation, or extension, study being conducted by Pfizer and Aventis. The goal of the extension study was to determine if safety and efficacy results from previously reported short-term Phase II clinical trials could be maintained in the long term. These data showed that HbAlc remained stable in patients for up to 30 months of therapy. At the time that these were compiled, 83 patients had completed 24 months of Exubera® therapy. Further data presented indicated similar results for patients who completed 30 months of therapy.

In June 2001, Pfizer reported on data released from Phase III studies showing that more Type 2 patients who were treated with Exubera® achieved the recommended blood glucose levels than patients who received only insulin injections. In addition the frequency and nature of adverse events were comparable between groups. Patients who used Exubera® developed increased insulin antibody serum binding, but there did not appear to be any related clinical significance. Additional data released from these Phase III studies suggested that Type 1 patients using inhaled insulin multiple times a day with one bedtime long acting insulin injection achieved comparable control of blood glucose to that seen in patients receiving multiple daily insulin injections. An additional Phase III study indicated that Type 2 patients who were poorly controlled on a combination of two oral diabetes therapies demonstrated improved glycemic control and greater overall satisfaction and acceptance of therapy when Exubera® was added to their treatment regimen or when it replaced oral therapies.

In December 2001, Pfizer announced that it had decided to include an increased level of controlled, long-term safety data in any potential NDA filing with the FDA with respect to Exubera®. In May and June 2002, Pfizer and Aventis released data from Phase III studies conducted with Exubera®. The data showed that Type 2 patients, who had failed to meet recommended blood glucose levels with combination oral therapy, achieved better glycemic control with Exubera® than patients who received oral agents. In addition, the study results showed that Exubera® provides glycemic control equal to insulin injections in Type 1 patients. However, the data also indicated a small relative decrease in one of the pulmonary function tests in the Exubera® treatment group. In October 2002, Pfizer and Aventis announced that they would complete additional long-term studies already underway for Exubera® to determine whether there is clinical significance to the pulmonary function data.

In June 2003, Pfizer and Aventis released Phase III data suggesting that Exubera® may provide acceptable glycemic control to significantly more subjects than rosiglitazone in Type 2 diabetes patients not optimally controlled on diet and exercise. Rosiglitazone is an oral hypoglycemic agent used to reduce the body’s resistance to the action of insulin as a way of lowering blood glucose.

In March 2004, Pfizer and Aventis announced that the EMEA had accepted the filing of a marketing authorization application for Exubera®.

In June 2004, Pfizer and Aventis announced results of long-term studies held over a period of one year which showed that patients with Type 2 diabetes taking Exubera® experienced no clinically important effect on pulmonary function compared to patients on oral-agents alone.

In September 2004, Pfizer and Sanofi-Aventis announced new data from trials where the primary objective was to assess long-term pulmonary safety showing that Exubera® was effective and well-tolerated in controlling blood glucose levels over a two-year period in patients with Type 2 diabetes. The lead study investigator concluded that these data show that small pulmonary function differences between the two groups occurred early after treatment initiation, had no identified clinical relevance, and did not progress after two years of continued inhaled insulin treatment.

In March 2005, Pfizer and Sanofi-Aventis announced that a New Drug Application was accepted by the U.S. FDA for Exubera®. Pfizer and Sanofi-Aventis are seeking approval to market Exubera® in the U.S. for adult patients with type 1 and type 2 diabetes. Pfizer and Sanofi-Aventis announced at the same time that Exubera® has been studied in more than 3,500 patients, and in some of these patients for more than seven years.

There can be no assurance that the EMEA or FDA will approve Exubera® for marketing and there can be no assurance that Pfizer or Sanofi-Aventis will obtain approval to market Exubera® in any other markets. The failure to obtain regulatory approval of Exubera® in the EU, U.S. or any other markets would significantly harm our business including without limitation, our revenue and ability to invest in other areas of our business. Any eventual label claims for Exubera® will be subject to regulatory approval of the product and its labeling. Further, there can be no assurance that the current litigation between Sanofi-Aventis and Pfizer will not impact the process for regulatory approval of Exubera® or its commercialization.

If Exubera® were to be approved in the EU by the EMEA, there is no guarantee commercialization will take place in any given market due to certain other approvals that are required prior to commercialization such as reimbursement. If Exubera® were to be approved in the U.S. by the FDA, there is no guarantee that it will be placed on formularies by the various government agencies or other health care plans.

PEG CDP 870 (PEG-anti-TNF alpha antibody fragment) Program

We entered into a license, manufacturing and supply agreement for CDP 870 (PEG-anti-TNF alpha antibody fragment) with Celltech Group plc (“Celltech”) which was executed in 2000. This agreement was subsequently assigned to Pharmacia for the rheumatoid arthritis indication. In October 2002, Pharmacia initiated Phase III clinical trials with CDP 870 for rheumatoid arthritis. In April 2003, Pfizer acquired Pharmacia and in February 2004, Pfizer reassigned rights to CDP 870 back to Celltech. In 2004, Celltech was acquired in whole by UCB Pharma, a global pharmaceutical and specialty chemical company.

In March 2004, Celltech announced preliminary Phase III CDP 870 data for rheumatoid arthritis indicating that the study met its primary endpoint.

CDP 870 is also in Phase III trials as a treatment for Crohn’s disease, a chronic digestive disorder of the intestines, sometimes referred to as inflammatory bowel disease.

Under the agreement for CDP 870, we receive milestone payments and PEG manufacturing revenues, and royalties on product sales, if the product is commercialized. We will share a portion of the royalties on this product with Enzon.

Although UCB Pharma has stated that they plan to develop CDP 870, there can be no assurance that they will continue the development of CDP 870 or that this product will be filed for approval or will be approved for use in the U.S., EU or other markets.

Nektar currently has product development collaborations with UCB Pharma for two other products, CDP 791 (PEG-antibody fragment angiogenesis inhibitor) and CDP 484 (PEGylated antibody fragment targeting pro-inflammatory cytokine interleukin 1-beta), both of which are in Phase I/II clinical trials.

SprayGel™ (PEG-hydrogel) Program

We are a party to a license, supply and manufacturing agreement with Confluent executed in August 1999, for use of our PEG-hydrogel in Confluent’s SprayGel™ adhesion barrier system. Under the terms of this arrangement, we manufacture and supply PEG components used in the SprayGel™ system and receive royalty payments on sales of commercialized products, and PEG manufacturing and supply revenues from Confluent. SprayGel™ was approved for commercial distribution in Europe, receiving product certification by European regulatory authorities in November 2001. In June 2002, Confluent initiated Phase II/III pivotal trials in the U.S. of SprayGel™.

SprayGel™ is a biodegradable, water-based, coating material designed to prevent postoperative adhesions formation. Adhesions can be responsible for severe pain and discomfort as well as small bowel obstructions and are the leading cause of infertility in women following gynecological surgery. Approximately 500,000 surgical procedures are performed annually to remove adhesions.

CERA (Continuous Erythropoiesis Receptor Activator) Program

We announced in February 2004, a collaboration with Roche whereby we had licensed a proprietary PEG (PEGylation) reagent used in the manufacture of Roche’s product, Continuous Erythropoiesis Receptor Activator (“CERA”). Under the terms of the collaboration, we will receive milestone and manufacturing revenues during development and will receive royalty and manufacturing revenues following commercialization of the product. In March 2004, Roche announced that it had advanced CERA into Phase III trials.

CDP 791 and CDP 484 Programs

We entered into a licensing, manufacturing and supply agreement with Celltech for PEGylated antibody fragment products CDP 791 (PEG-antibody fragment angiogenesis inhibitor) and CDP 484 (PEGylated antibody fragment targeting pro-inflammatory cytokine interleukin 1-beta) for cancer and rheumatoid arthritis, respectively, in October 2002. In 2004, Celltech was acquired by UCB Pharma.

Under the terms of the agreement, we will provide exclusive development and manufacturing for each activated PEG for both products. In exchange, we will receive milestone payments, manufacturing revenues and royalties on sales of commercialized products.

In 2003, Celltech announced the initiation of a Phase I trial for CDP 791. To date, no Phase I results have been published for CDP 791.

In March 2004, Celltech announced they had initiated in late 2003 large placebo controlled Phase I/II trials in rheumatoid arthritis patients for CDP 484.

There can be no assurance that UCB Pharma will continue the development of CDP 791 or CDP 484 or that those products will be filed for approval or be approved for use in the U.S., EU or other markets. We currently have three product development partnerships with UCB Pharma (CDP 870, CDP 791 and CDP 484).

Tobramycin Inhaled Powder Program

In December 2001, we entered into a collaboration with Chiron Corporation to develop Tobramycin inhaled powder (“TIP”), for the treatment of Pseudomonas aeruginosa in cystic fibrosis patients and to explore the development of other inhaled antibiotics using our Advanced Pulmonary Technology. Chiron’s existing tobramycin product, TOBI, was introduced in 1998 as the first inhaled antibiotic approved for treating Pseudomonas aeruginosa lung infections in cystic fibrosis patients.

In July 2003, Chiron initiated a Phase I trial in patients for TIP.

In October 2004, Chiron presented Phase I clinical trial data. The data presented suggest that TIP may significantly reduce the treatment burden for cystic fibrosis patients by offering a short administration time and improved portability. The Phase I trial, which included 90 patients at 15 study centers in the U.S., compared the safety, pharmacokinetics and delivery time of our dry powder TIP administered via our inhalation system to Chiron’s TOBI® tobramycin solution for inhalation administered via nebulizer. Chiron also stated that it plans to initiate Phase III clinical trials for further study of TIP.

Under the terms of the tobramycin collaboration, we are responsible for the development of the formulation of inhaleable tobramycin as well as clinical and commercial manufacturing of the drug formulation and delivery device. Chiron is responsible for the clinical development and worldwide commercialization of the drug formulation and delivery device combination. We will receive research and development funding, milestone payments, and royalty payments and manufacturing revenues once the product is commercialized.

Inhaled Leuprolide Program

In January 2002, we announced a strategic alliance with Enzon that includes an agreement making us solely responsible for licensing Enzon’s PEGylation patents, an option for Enzon to license our PEGylation patents, an agreement to explore the development of non-invasive delivery of single-chain antibody products via the pulmonary route and settlement of a patent infringement litigation originally initiated by Enzon. We will have the option to license Enzon’s PEGylation patents for use in our proprietary products. Enzon will receive a royalty or a share of profits on final product sales of any products that use Enzon’s patented PEG technology, including branched PEG. As part of this broad alliance, we entered into a collaboration to develop up to three products using our Pulmonary Technology and/or SCF Technology. The first potential product under this collaboration may be an inhaleable formulation of leuprolide acetate to treat endometriosis. Under the terms of this collaboration, we will be responsible for the development of drug formulations for the agreed upon pharmaceutical agents as well as clinical and commercial manufacturing of the drug formulation and delivery device. Enzon will be responsible for the clinical development and worldwide commercialization of the drug formulation and delivery device combination. We may receive research and development funding and milestone payments as the program progresses through further clinical testing, and will receive royalty payments if the product is commercialized. As part of this alliance, Enzon made a $40.0 million equity investment in our convertible preferred stock.

Inhaled MARINOL® (inhaled dronabinol) Program

In February 2002, we entered into a collaboration with Unimed (“Unimed”), a wholly owned subsidiary of Solvay Pharmaceuticals, Inc., (“Solvay”) to develop a Metered Dose Inhaler (“MDI”) formulation of MARINOL® (dronabinol) to be used for multiple indications. MARINOL® capsules are approved in the U.S. for the treatment of anorexia associated with weight loss in patients with AIDS and for the treatment of refractory nausea and vomiting associated with cancer chemotherapy. In the second quarter of 2003, Unimed initiated a Phase I trial.

Under the terms of the collaboration, we are responsible for development of the formulation, as well as clinical and commercial manufacturing of the drug formulation delivery and device. Solvay is responsible for the clinical development and worldwide commercialization of the drug formulation and delivery device combination. We will receive research and development funding, milestone payments as the program progresses through further clinical testing, and royalty payments on product sales and manufacturing revenues if the product is commercialized.

Dental Regeneration Products

In January 2003, we announced an agreement with the Straumann Group (“Straumann”) to license, manufacture and supply Nektar Advanced PEGylation Technology for the development of hydrogels for dental regeneration products. The proposed PEG-based hydrogel product will be designed for use by dentists to support tissue regeneration in dental surgery. Under the agreement, Straumann will license and source our technology and material exclusively for a proprietary formulation. We will receive milestone and manufacturing payments as well as royalties on commercialized products.

Supplemental Agreement with Alliance Pharmaceutical Corp.

In March 2002, we announced the expansion of our agreement with Alliance Pharmaceutical Corp. (“Alliance”) regarding the PulmoSphere® particle and particle processing technology, aspects of which we initially acquired from Alliance in November 1999. The PulmoSphere® technology is a particle engineering method designed to enhance the performance of drugs delivered via the lung in propellant-based metered-dose inhalers and dry powder inhalers. As a result of the supplemental agreement, we paid Alliance $5.25 million in exchange for rights beyond inhaleable applications and other considerations. In addition, we were obligated to pay Alliance future milestones and royalty payments on some products developed by us or our licensees utilizing the PulmoSphere® technology. In February 2005, we amended this agreement by agreeing to pay Alliance approximately $1.8 million in exchange for certain raw material used in our production process and the termination of all of our future royalty and payment obligations to Alliance.

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

Collaborations Terminated in 2004

PEG CDP 860 Program

In March 2004, Celltech announced that due to their lack of progress in partnering discussions, they discontinued development of CDP 860, an antibody fragment using Nektar Advanced PEGylation Technology which was formerly in Phase II trials for cancer.

Undisclosed PEG Product

In March 2004, we ceased development of an undisclosed product in Phase II trials as a result of our partner’s determination not to pursue further development.

NEKTAR PROPRIETARY PRODUCTS PROGRAMS

Approximately two years ago we began investing in our own proprietary products. Our proprietary products primarily apply our technologies to selected off-patent molecules that we believe would benefit from the application of our technologies to improve performance and/or delivery of these compounds. Our objective is to complete mid to late-stage clinical trials on these products, and then evaluate the need for a partner for late stage development efforts and/or commercialization of these products. We may also choose to partner some of our proprietary products at earlier stages of development. We believe that, when we partner these programs at a later stage, we will be able to gain a greater share of the products’ economics compared to partnering the products at earlier stages.

We currently have four proprietary products in the early stages of development. One of these products, an inhaled small molecule product, has entered Phase I trials and a second inhaled product is in proof-of-concept human studies. The other two products are in preclinical studies.

We believe that there may be additional off-patent or near-term patent expiration compounds that could benefit from the application of our technologies to improve such compounds’ performance and delivery.

Research and Development

Our research and development activities can be divided into research and preclinical programs, clinical development programs and commercial readiness. We estimate the costs associated with research and preclinical programs, clinical development programs, and commercial readiness over the past three years to be the following (in millions):

	Years ended December 31,
	2004	2003	2002
Research and preclinical programs	$37.4	$29.0	$37.6
Clinical development programs	59.4	58.0	82.4
Commercial readiness	36.7	35.1	27.6

Total	$133.5	$122.1	$147.6

Our portfolio of projects can be broken down into two categories: 1) partnered projects and 2) proprietary products and technology development. We estimate the costs associated with partnered projects and proprietary products and technology development to be the following (in millions):

	Years ended December 31,
	2004	2003
Partnered projects	$93.2	$92.7
Proprietary products and technology development	40.3	29.4

Total	$133.5	$122.1

The above information is not available for the year ended December 31, 2002.

Our total research and development expenditures can be disaggregated into the following significant types of expenses (in millions):

	Years ended December 31,
	2004	2003	2002
Salaries and employee benefits	$59.0	$57.2	$67.3
Outside services	28.7	21.0	21.2
Supplies	18.9	16.7	22.0
Facility and equipment	19.7	16.7	18.4
Travel and entertainment	1.9	1.5	2.1
Purchased technology	—	—	5.3
Allocated overhead	4.9	7.1	8.3
Other	0.4	1.9	3.0

Total	$133.5	$122.1	$147.6

Manufacturing

With respect to products based on our Pulmonary Technology, we generally plan to formulate, manufacture and package the powders for our pulmonary delivery products and to subcontract the manufacture of our pulmonary delivery devices.

Our device for use with Exubera®, the pulmonary inhaler, is still in clinical testing. Further work is underway to enable large-scale commercial manufacturing and additional work may be required to optimize the device for regulatory approval, field reliability or other issues that may be important to its commercial success. Additional design and development work may lead to a delay in regulatory approval. Under our collaborative agreement with Pfizer to develop Exubera®, both we and Pfizer will manufacture a portion of inhaleable insulin powders and Pfizer will be responsible for filling and packaging blisters. The terms of the supply agreement with Pfizer provide that prior to the commercialization of Exubera®, we must qualify a powder processing facility and a device manufacturer or manufacturers for Exubera®.

We have built a powder manufacturing and packaging facility in San Carlos, California capable of producing powders in quantities we believe are sufficient for clinical trials of products based on our Pulmonary Technology. This facility has been inspected and licensed by the State of California and is used to manufacture and package powders under current Good Manufacturing Practices (“cGMP”). If we are able to scale-up and validate the facility in time then we believe that the manufacturing capacity will be sufficient to meet initial anticipated commercial manufacturing requirements.

We have developed a high capacity automated filling technology, that when validated, we believe will be capable of filling blisters on a production scale for moderate and large volume products using our Pulmonary Technology. The technology has been transferred to Pfizer who will be responsible for commercial packaging and filling the bulk drug powders for Exubera®.

One of our proprietary pulmonary inhaler devices is being developed for commercial use and is being used in Phase III Exubera® trials. We have identified and have established formal supply agreements with contract manufacturers that we believe have the technical capabilities and production capacity to manufacture our pulmonary inhaler device. We believe that these contract manufacturers can successfully receive the device technology and knowledge transferred from our device development group, scale up the manufacturing process, and meet the requirements of cGMP. The contract manufacturers have completed construction of their facilities. Manufacturing scale-up and qualification, and validation efforts are underway. We are examining scale-up and validation plans to support their commercial operations.

In August 2000, we entered into a Manufacturing and Supply Agreement with our contract manufacturers to provide for the manufacturing of our pulmonary inhaler device for Exubera®. Under the terms of the Agreement, we may be obligated to reimburse the contract manufacturers for the actual unamortized and unrecovered portion of any equipment procured or facilities established and the interest accrued for their capital overlay in the event that Exubera® does not gain FDA approval to the extent that the contract manufacturers cannot re-deploy the assets. While such payments may be significant, at the present time, it is not possible to estimate the loss that will occur should Exubera® not be approved. We have also agreed to defend, indemnify and hold harmless the contract manufacturers from and against third party liability arising out of the agreement, including product liability and infringement of intellectual property. There is no limitation on the amount of potential future payments we could be required to make under these indemnification obligations. We have never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. If any of our indemnification obligations is triggered, we may incur substantial liabilities.

With respect to products using Nektar Advanced PEGylation Technology, we have one facility in Huntsville, Alabama for the manufacture of PEG-derivatives. We are currently increasing capacity to handle current and anticipated future demand.

With respect to products using our Nektar SCF Technology, we currently have one facility in Bradford, England for the production of dry powder material meeting the requirements of current Good Manufacturing Practices.

There can be no assurance that we or our partners will be able to successfully process drug powders, or manufacture products on our autofiller system in a timely manner or at commercially reasonable cost. Any failure or delay in further developing this technology would delay product development or inhibit commercialization of our products and would have a material adverse effect on us. Moreover, there can be no assurance that we will be able to scale-up and validate our contract manufacturers successfully, or that we will be able to maintain satisfactory contract manufacturing on commercially acceptable terms. Our dependence upon third parties and their supply chains for the manufacture of our pulmonary inhaler device and its supply chain may adversely affect our cost of goods, our ability to develop and commercialize products on a timely and competitive basis, and the production volume of pulmonary inhaler devices.

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

The process required by the FDA before a product using our technologies may be marketed in the United States depends on whether the compound has existing approval for use in other dosage forms. If the drug is a new chemical entity that has not been previously approved, the process includes the following:

•	Extensive preclinical laboratory and animal testing;

•	Submission of an Investigational New Drug application ( “IND”);

•	Adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for the intended indication; and

•	Submission to the FDA for approval of an NDA, for drugs or a Biological License Application (“BLA”), for biological products.

If the drug has been previously approved, the approval process is similar, except that certain preclinical tests relating to systemic toxicity normally required for the IND and NDA application may not be necessary.

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

Clinical trials involve the administration of the drug to healthy volunteers or patients under the supervision of a qualified, identified medical investigator according to an approved protocol. Drug products to be used in clinical trials must be manufactured according to current Good Manufacturing Practices. Clinical trials are conducted in accordance with protocols that detail the objectives of the study, the parameters to be used to monitor participant safety and efficacy or other criteria to be evaluated. Each protocol is submitted to the FDA under the original IND.

Apart from the IND submission process described above, each clinical study is conducted after written approval is obtained from an independent Institutional Review Board (“IRB”). The IRB considers, among other things, ethical factors, the potential risks to subjects participating in the trial and the possible liability to the institution where the trial(s) is/are being conducted. The IRB also approves the consent form signed by the trial participants.

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

The results of product development, preclinical studies and clinical studies are submitted to the FDA as an NDA/BLA for approval of the marketing and commercial shipment of the drug product. The FDA may deny an NDA/BLA if applicable regulatory criteria are not satisfied or may require additional clinical and/or pharmaceutical testing or requirements. Even if such data are submitted, the FDA may ultimately decide that the NDA/ BLA do not satisfy all of the criteria for approval (e.g. consistency of manufacture of the drug/formulation). Product approvals, once obtained, may be withdrawn if compliance with regulatory standards is not maintained or if safety concerns arise after the product reaches the market. The FDA may require additional post-marketing clinical testing and pharmacovigilance programs to monitor the effect of drug products that have been commercialized and has the power to prevent or limit future marketing of the product based on the results of such programs.

Each domestic drug product-manufacturing establishment must be registered with, and approved by, the FDA. Establishments handling controlled substances must in addition, be licensed by the U.S. Drug Enforcement Administration. Domestic manufacturing establishments are subject to biennial inspections by the FDA for compliance with cGMP. Facilities and drug products manufactured in the UK are also subject to European regulatory review. They are also subject to U.S., and UK federal, state and local regulations regarding workplace safety, environmental protection and hazardous and controlled substance controls, among others.

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

For products currently under development based on our Pulmonary Technology, our pulmonary inhaler devices are considered to be part of a drug/device combination for deep lung delivery of each specific molecule. Prior to submission of an IND, the FDA will make a determination as to the most appropriate Center and Division within the FDA that will assume prime responsibility for the review of the IND and NDA/BLA. In the case of our products, the Center for Drug Evaluation and Research in consultation with the Center for Devices and Radiological Health could be involved in the review. The assessment of jurisdiction within the FDA is based upon the primary mode of action of the drug or the location of the specific expertise in one of the Centers as identified in the FDA’s inter Center agreement.

To date, our partners have generally been responsible for clinical and regulatory approval procedures, but we may participate in this process by submitting to the FDA a drug master file developed and maintained by us which contains data concerning the manufacturing processes for the inhaler device or drug product. Through our internal proprietary products development efforts, we have prepared and submitted an IND application and would be responsible for additional clinical and regulatory procedures. The clinical and manufacturing development and regulatory review and approval process generally takes a number of years and requires the expenditure of substantial resources. Our ability to manufacture and sell products, whether developed by us or under collaboration agreements, ultimately depends upon the completion of satisfactory clinical trials and success in obtaining marketing approvals from the FDA and equivalent foreign health authorities.

Sales of our products outside the U.S. are subject to local regulatory requirements governing clinical trials and marketing approvals for drugs. Such requirements vary widely from country to country.

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

There can be no assurance that products that we develop, including devices designed by us and built by our contract manufacturers, will be approved, or will meet approval requirements, on a timely basis, the failure of which would have a material adverse effect on us.

Patents and Proprietary Rights

We routinely apply for patents for our innovations and for improvements to our technologies. We also rely on our trade secrets and know-how to protect our technologies and our competitive position. We plan to defend our proprietary technologies from infringement, misappropriation, duplication and discovery through our issued patents and our proprietary know-how.

Our patent portfolio contains patents and patent applications that encompass each of our technologies including Nektar Advanced PEGylation, SCF and Pulmonary technologies. Our Advanced PEGylation patents and patent applications cover reactive PEG derivatives, PEG-drug conjugates, PEG-based prodrugs and PEG-drug delivery vehicles. Our SCF patents and patent applications cover compositions and apparatuses for preparing particles using our SCF Technology. Our Pulmonary Technology patents and patent applications cover our integrated systems for pulmonary delivery of both large and small molecule drugs. Although our early Advanced PEGylation Technology patent applications were filed in the United States only, we routinely file patent applications on innovations and improvements in each of these areas on a worldwide basis. Generally, the term of a new patent is twenty years from the date on which the application for the patent was filed in the United States or, in special cases, from the date an earlier related application was filed, subject to the payment of maintenance fees.

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

The patent positions of pharmaceutical, biotechnology and drug delivery companies, including ours, are uncertain and involve complex legal and factual issues. There can be no assurance that patents we apply for will be issued, or that patents that are issued will be valid and enforceable. Even if such patents are enforceable, we anticipate that any attempt to enforce our patents could be time consuming and costly. Additionally, the coverage claimed in a patent application can be significantly reduced before the patent is issued. As a consequence, we do not know whether any of our pending patent applications will be granted with broad coverage or whether the claims that eventually issue or that have issued will be circumvented. Since publication of discoveries in scientific or patent literature often lag behind actual discoveries, we cannot be certain that we were the first inventor of inventions covered by our issued patents or pending patent applications or that we were the first to file patent applications for such inventions. Moreover, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office, which could result in substantial cost to us, even if the eventual outcome is favorable. An adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from or to third parties or require us to cease using the technology in dispute.

Numerous pending and issued U.S. and foreign patent rights and other proprietary rights owned by third parties relate to pharmaceutical compositions and reagents, medical devices, and equipment and methods for preparation, packaging and delivery of pharmaceutical compositions. We cannot predict with any certainty which, if any, patent references will be considered relevant to our technology by authorities in the various jurisdictions where such rights exist, nor can we predict with certainty which, if any, of these rights will or may be asserted against us by third parties. There can be no assurance that we can obtain a license to any technology that we determine we need on reasonable terms, if at all, or that we could develop or otherwise obtain alternate technology. The failure to obtain licenses if needed would have a material adverse effect on us.

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

Our ability to develop and commercialize our technologies will be affected by our or our partners’ access to the drugs that are to be formulated. Many biopharmaceutical drugs, including some of those that are presently under development by us, are subject to issued and pending United States and foreign patent rights which may be owned by competing entities. There can be no assurance that we or our partners will be able to provide access to drug candidates for formulation or that, if such access is provided, we or our partners will not be accused of, or determined to be, infringing a third party’s rights and will not be prohibited from working with the drug or be found liable for damages that may not be subject to indemnification. Any such restriction on access or liability for damages would have a material adverse effect on us.

It is our policy to require our employees and consultants, outside scientific collaborators, sponsored researchers and other advisors who receive confidential information from us to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. The agreements provide that all inventions conceived by an employee shall be our property. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for our trade secrets in the event of unauthorized use or disclosure of such information.

Competition

We believe that products developed using our technologies will compete on the basis of one or more of the following parameters: efficacy, safety, reproducibility, patient convenience and cost. There is intense competition in each of our technology platforms including non-invasive delivery and less invasive delivery of peptides and proteins, and improved formulation and delivery of small molecules by the most common routes of delivery including pulmonary, oral, and injectable. In addition, a number of the products being developed using our technologies have direct and indirect competition from other companies including both drug delivery companies and pharmaceutical companies many of which are much larger and have more resources than we do.

With respect to Nektar Advanced PEGylation Technology, there are a number of companies developing alternative PEGylation technologies such as Dow Chemical Company, SunBio Corporation, Mountain View Pharmaceuticals, Inc., Neose, NOF Corporation, and Valentis, Inc., and there may be several chemical, biotechnology and pharmaceutical companies also developing PEGylation technologies. Indirect competitors to PEGylation for less invasive delivery of peptides and proteins include companies developing technologies for injectable controlled release such as liposomes, microparticles and hydrogels and molecule engineering approaches such as protein engineering, fusion proteins and protein glycosolation.

With respect to Nektar Pulmonary Technology, there are a number of companies developing dry powder inhalers, metered dose inhalers and liquid inhalers including nebulizers that could compete with us. Companies such as Alexza MDC, Alkermes, Inc., Aradigm Corporation, AeroGen, Inc., 3M, MannKind Corporation, Microdose Technologies Inc., Quadrant Technologies Limited, Skyepharma, and Vectura are all developing technologies that could compete with our pulmonary delivery systems.

In the non-invasive delivery of insulin, we have direct competition from companies such as Novo Nordisk, Alkermes, Inc., Microdose Technologies Inc., Quadrant Technologies Limited, and MannKind Corporation, all of which are working on pulmonary products and most with announced pharmaceutical partners. We also compete with companies such as Nobex Corporation, Emisphere Technologies, Inc., Coremed Corporation, and Generex Biotechnology Corporation, which are believed to be working on oral or buccal products for insulin delivery.

With respect to Nektar SCF Technology, there are a number of direct competitors developing competitive technology including CritiTech, Inc, Lavipharm Corp., Ferro Corporation, Ethypharm, Eiffel Technologies Limited, and others. Indirect competition for this technology comes from companies developing other ways of creating particles and improved dosage forms of small molecules for the most common routes of delivery.

For each of our technology platforms, we believe we have competitive advantages for certain applications and molecules. We monitor the competitive situation across our technology applications and products and may attempt to develop in-house, in-license or acquire technologies that improve or expand our technology platforms in order to remain competitive.

We are in competition with other drug delivery and drug discovery companies including molecule engineering companies, biopharmaceutical companies, as well as other organizations and individual inventors, many of which have resources much greater than ours including financial, development and commercialization capabilities. Acquisition of competing companies including drug delivery companies by larger pharmaceutical companies could also enhance our competitors’ position. Accordingly, our competitors could succeed in developing competing technologies and products and gain regulatory approval faster than us or our partners. Development of newer technologies and products could also render our technology and products less or noncompetitive or obsolete.

Employees and Consultants

As of December 31, 2004 we had 662 employees, of which 524 employees were engaged in research and development, including pre-commercial operations and quality activities, and 138 employees were engaged in general administration and business development. We have 312 employees who hold advanced degrees, of which 108 are Ph.D.s. None of our employees is covered by a collective bargaining agreement, and we have experienced no work stoppages. We believe that we maintain good relations with our employees.

To complement our own expertise, we utilize specialists in regulatory affairs, pulmonary toxicology, process engineering, manufacturing, quality assurance, device design, clinical trial design, and business development. These individuals include certain of our scientific advisors as well as independent consultants. See Item 10 “Directors and Executive Officers of the Registrant”.

General Information

We were incorporated in California in 1990 and reincorporated in Delaware in 1998. We maintain our executive offices at 150 Industrial Road, San Carlos, California 94070. Our main telephone number is (650) 631-3100.

All Nektar brand and product names that we use in connection with our company and our products are trademarks or registered trademarks of Nektar Therapeutics, in the United States and other countries. This Annual Report on Form 10-K contains additional trade names, trademarks and service marks of other companies. We do not intend our use or display of other parties’ trade names, or trademarks or service marks to imply a relationship with, or endorsement or sponsorship of, us by these other parties.

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

You may obtain a free copy of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and current reports on Form 8-K and amendments to those reports on the day of filing with the SEC on our website at http://www.nektar.com, by contacting the Investor Relations Department at our corporate offices by calling (650) 631-3100 or by sending an e-mail message to investors@nektar.com. The contents of our website are not part of the Annual Report on Form 10-K.

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

If the FDA does not timely approve the NDA filed for Exubera®, if the EMEA does not timely approve a marketing authorization application for Exubera®, or if our collaboration with Pfizer is discontinued prior to the commercial launch of Exubera®, then our financial position and results of operations will be significantly harmed.

We are developing with Pfizer an inhaleable version of insulin, Exubera®, for the treatment of Type 1 and Type 2 diabetes that will be administered using our Pulmonary Technology. Exubera® is currently in extended

Phase III clinical trials. We currently depend on Pfizer as the source of a significant portion of our revenues. For both of the years ended December 31, 2004 and 2003, revenue from Pfizer accounted for 61% of our total revenue. On March 2, 2005, Pfizer and Sanofi-Aventis jointly announced that the FDA has accepted the filing of an NDA for Exubera®. In March 2004, Pfizer and Sanofi-Aventis announced that the EMEA has accepted the filing of a marketing authorization application for Exubera®. However, there can be no assurance that Exubera® will be approved for marketing and/or commercial use in the U.S. or E.U. Among the factors that may delay the approval of the NDA, the approval by the EMEA to market Exubera® in the E.U., or the commercial launch of Exubera® in the U.S. or the E.U., or that may impact a decision to proceed at all with respect to any of the foregoing, are the following:

•	Pfizer is currently conducting studies to generate controlled long-term safety data with respect to Exubera®, in particular its effect on lung function, and the results of the studies may impact regulatory approvals.

•	We and/or Pfizer may experience difficulties with respect to the processing of the dry powder formulation of inhaleable insulin and the filling and packaging of the inhaleable insulin powder for the large-scale commercial production of Exubera®.

•	We, with our contract manufacturers, may experience difficulties with respect to the production of the pulmonary inhaler device for Exubera®, including the design, scale-up and automation of the commercial manufacture of the pulmonary inhaler device for Exubera®, and any such difficulties may delay the filing and approval of the NDA or the approval to market in the E.U. Our contract manufacturers may also experience difficulties with respect to manufacturing the device in high volumes for commercial use.

•	Pfizer may elect for marketing or other reasons, to delay or not proceed with the commercial launch of Exubera®, once approved.

If the approval by the FDA of the NDA is substantially delayed beyond the internal estimates we have made for purposes of budgeting and resource allocation, we may not have the financial ability to continue supporting the Exubera® program or be able to meet our contractual obligations relating to the commercial launch of Exubera®. In the event of any such delay, we may also elect to divert resources away from Exubera® related activities or otherwise reduce our activities relating to the Exubera® program. Any material delay in receiving regulatory approval (which in some countries includes pricing approval), or failure to receive regulatory approval for Exubera® at all, would affect our contract research revenue from Pfizer, may result in the payment by us of substantial reimbursements to the contract manufacturers of our proprietary inhaler device with respect to the capital they have deployed in support of such activity, and would significantly harm our financial position and results of operations. Furthermore, should the collaboration with Pfizer be discontinued, our financial position and results of operations will be significantly harmed.

In December 2004, Sanofi-Aventis, Pfizer’s partner, announced that its stockholders had approved all resolutions relating to the proposed merger of Sanofi-Aventis, Pfizer’s partner with respect to the manufacture, co-development, and co-marketing of Exubera®, with and into Sanofi-Aventis. As a consequence of the merger, the agreement by and between Pfizer and Sanofi-Avertis is being challenged and is the subject of litigation. Although we are not a party to this litigation, any disruption or delays to the Exubera® program could adversely affect the ability to market this product if and when it is approved for use, which would materially and adversely impact our business.

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

We intend to fund significant development expenses associated with the development and commercialization of new products, including clinical trials, developed through our Proprietary Products Group prior to seeking collaborative relationships with pharmaceutical and biotechnology partners. While we believe this strategy may result in improved economics for any products ultimately developed and approved, it will require us to invest significant funds in developing these products without reimbursement from a collaborative partner. If we are ultimately not able to negotiate acceptable collaborative arrangements with respect to these products, or any arrangements we do negotiate are not successful, we will not receive an adequate return on these investments and our operating results and financial condition would suffer. Even if our development efforts are ultimately acceptable, our increased investment in the development of these products could adversely impact our results of operations and liquidity prior to their commercialization.

If our drug delivery technologies are not commercially feasible, then our revenues and results of operations will be impacted negatively.

We are in an early stage of development with respect to most of our products. There is a risk that our technologies will not be commercially feasible. Even if our technologies are commercially feasible, they may not be commercially accepted across a range of large and small molecule drugs. None of the products using our Pulmonary Technology has been approved for use. Although our Advanced PEGylation Technology has been incorporated in six products most of the products incorporating this technology are still in clinical trials. Our Supercritical Fluid Technology is primarily in an early stage of feasibility testing. Our potential products require extensive research, development and preclinical and clinical testing. Our potential products also may involve lengthy regulatory reviews and require regulatory approval before they can be sold. We do not know if, and cannot provide assurance that, any of our potential products will prove to be safe and effective, accomplish the objectives that we or our collaborative partners are seeking through the use of our technologies, meet regulatory standards or continue to meet such standards if already approved. There is a risk that we, or our collaborative partners, may not be able to produce any of our potential products in commercial quantities at acceptable costs, or market them successfully. Failure to achieve commercial feasibility, demonstrate safety, achieve clinical efficacy, obtain regulatory approval for, or successfully market products will negatively impact our revenues and results of operations.

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

If our drug delivery technologies are not safe, then regulatory approval of our (or our partners) products may not be obtained, or our (or our partners) products may not be developed or marketed of our (or our partners) products may be suspended following commercialization.

We, or our collaborative partners, may not be able to prove that potential products using our drug delivery technologies are safe. Our products require lengthy laboratory, animal and human testing. We cannot be certain that these products, and our technology that developed these products, are safe or will not produce unacceptable adverse side effects. The safety of our formulations will vary with each drug and the ingredients used in our formulation. If any product is found not to be safe, the product will not be approved for marketing or commercialization. In addition, even if a product is approved and commercialized, regulatory authorities could still later suspend or terminate the license to market the product if it is determined that the product does not meet safety or other standards.

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

In addition, we may encounter delays or rejections based upon changes in FDA regulations or policies, including policies relating to cGMP, during the period of product development. We or our partners may encounter similar delays in other countries.

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

Production problems encountered during the second and third quarters of 2004 resulted in the temporary shutdown of our manufacturing facility with respect to our Advanced PEGylation products. This resulted in a decrease in product revenues and gross margin compared to 2003. Although we believe we have addressed these manufacturing problems, our failure to satisfactorily address these issues or additional production problems may negatively impact our product revenues and results of operations in future periods.

Nektar Pulmonary Technology

The manufacture of products using Nektar Pulmonary Technology involves multiple processes, all of which involve substantial risk.

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

Additional design and development work may lead to a delay in regulatory approval for any product that incorporates the device. In addition, we are attempting to develop a smaller inhaler device, which presents particular technical challenges. There is a risk that we will not successfully achieve any of these challenges. Our failure to overcome any of these challenges would negatively impact our revenues and results of operations.

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

We have developed a high capacity automated filling technology, which when validated, we believe will be capable of filling blisters on a production scale for moderate and large volume products using our Pulmonary Technology. The high capacity automated filling technology has been transferred to Pfizer who will have the responsibility of packaging and filling the bulk drug powders for Exubera®. There are significant technical challenges in scaling-up an automated filling system that can handle the small dose and particle sizes of our powders in commercial quantities. In addition, there is the additional risk that Pfizer has no backup manufacturing facility for this process. Any failure or delay in the manufacturing facility or process would delay product development or bar commercialization of Exubera® and would negatively impact our revenues and results of operations.

If we are not able to manufacture our dry powder inhaler device in commercially feasible quantities or at commercially feasible costs, then our Pulmonary Technology products may not be successfully commercialized.

In addition to our inhaler device being used with Exubera®, we are developing a breath actuated compact dry powder inhaler device (“DPI”). We are developing the DPI device to be appropriate for the delivery of either large or small molecules for short-term use. We face many unique technical challenges in developing the DPI device to work with a broad range of drugs, producing the DPI device in sufficient quantities and adapting the DPI device to different powder formulations. Our DPI device is still in clinical testing and production scale-up work is ongoing. Further design and development will be required to obtain regulatory approval for the DPI device, enable commercial manufacturing, insure field reliability or manage other issues that may be important to its commercial success. Such additional design and development work may lead to a delay in efforts to obtain regulatory approval for any product that incorporates the DPI device, or could delay the timeframe within which the device could be ready for commercial launch. There is a risk that we will not successfully achieve any of these challenges. Our failure to overcome any of these challenges would negatively impact our revenues and results of operations.

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

For the most part, we obtain the bulk active pharmaceutical ingredients we use to manufacture products using our technologies from sole or exclusive sources of supply. For example, with respect to our source of bulk insulin, we have entered into a collaborative agreement with Pfizer that has, in turn, entered into an agreement with Sanofi-Aventis to manufacture regular human insulin. Under the terms of their agreement, Pfizer and Sanofi-Aventis agreed to construct a jointly owned manufacturing plant in Frankfurt, Germany. Until needed, Pfizer will provide us with insulin from Sanofi-Aventis’s existing plant. We obtain our supply of PEG polymer chains that we use in our products that incorporate our Advanced PEGylation Technology from a single supplier. If our sole or exclusive source suppliers fail to provide either active pharmaceutical ingredients or PEGylation materials in sufficient quantities when required, our revenues and results of operations may be negatively impacted.

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

We are aware of other companies engaged in developing and commercializing drug delivery and formulation technologies similar to our technologies. Some of our competitors with regard to our Pulmonary Technology include Alexza MDC, Alkermes, Inc., Aradigm Corporation, AeroGen, Inc., 3M, MannKind Corporation,

Microdose Technologies Inc., Quadrant Technologies Limited, Skyepharma, and Vectura. In the non-invasive delivery of insulin, we have direct competition from companies such as Aradigm Corporation, Alkermes, Inc., Microdose Technologies Inc., Quadrant Technologies Limited, and MannKind Corporation, all of which are working on pulmonary products and most with announced pharmaceutical partners. Our competitors with regard to our Advanced PEGylation Technology include Dow Chemical Company, SunBio Corporation, Mountain View Pharmaceuticals, Inc., Neose, NOF Corporation, and Valentis, Inc., and there may be several chemical, biotechnology and pharmaceutical companies also developing PEGylation technologies. Some of our competitors with regard to our Supercritical Fluid Technology include Alkermes, Battelle Memorial Institute, Ethypharm SA, Ferro Corp., Lavipharm SA and RxKinetics. Some of these companies license or provide the technology to other companies, while others are developing the technology for internal use. Many of these companies have greater research and development capabilities, experience, manufacturing, marketing, financial and managerial resources than we do and represent significant competition for us. Acquisitions of or collaborations with competing drug delivery companies by large pharmaceutical or biotechnology companies could enhance our competitors’ financial, marketing and other resources. Accordingly, our competitors may succeed in developing competing technologies, obtaining regulatory approval for products or gaining market acceptance before us. Developments by others could make our products or technologies uncompetitive or obsolete. Our competitors may introduce products or processes competitive with or superior to our products or processes.

If any of our pending patent applications do not issue or following issuance are deemed invalid or if any of our patents are deemed invalid, we may lose valuable intellectual property protection. If any of our products infringe third-party intellectual property rights, we may suffer adverse effects to our ability to develop and commercialize products and to our revenues and results from operations.

We have filed patents applications (and we plan to file additional patent applications) covering, among other things, aspects of: (a) our Pulmonary Technology (in general and as it relates to specific molecules) including, without limitation, our powder processing technology, our powder formulation technology, and our inhalation device technology; (b) our Advanced PEGylation Technology; and (c) our Supercritical Fluid Technology. As of December 31, 2004, we owned 825 issued U.S. and foreign patents that cover various aspects of our technologies, and we have a number of patent applications pending.

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

In addition, formulations of drugs that are presently under development by us, as well as our drug formulation and delivery technologies, may be subject to issued U.S. and foreign patents (and may be subject in the future to patents that issue from pending patent applications) owned by competitors. Therefore, even if our partners provide access to drugs for the formulation of pulmonary and other forms of delivery, there is a risk that third parties will accuse, and possibly a court or a governmental agency will determine, that we and/or our partners infringe third party patent rights covering such drugs and/or the formulation or delivery technologies utilizing such drugs, and we will be prohibited from working with the drug or formulation or delivery technology, or we will be found liable for damages that may not be subject to indemnification, or we may elect to pay such third party royalties under a license to such patent rights if one is available. Any such restrictions on access to drugs, liability for damages, prohibition, or payment of royalties would negatively impact our revenues and results of operations.

We may incur material litigation costs, which may adversely affect our business and results of operations.

On September 3, 2004, a purported securities class action complaint styled Norman Rhodes, et al. v. Nektar Therapeutics, Ajit Gill, J. Milton Harris, and Robert B Chess, Case No. C 04-03735 JSW, was filed in the United States District Court for the Northern District of California against Nektar Therapeutics (the “Company”) and certain of its current officers and directors. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5. The plaintiff seeks to represent a putative class of all purchasers of the Company’s securities between March 4, 2004 and August 4, 2004 (the “Class Period”). The complaint generally alleges that, during that Class Period, the Company and the individual defendants made false or misleading statements in certain press releases regarding Exubera®. The Complaint seeks unspecified monetary damages and other relief against all defendants. One motion for appointment of a lead plaintiff has been filed, and that motion is pending. The action is in a very early stage, and defendants’ have not responded to the complaint.

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

As of December 31, 2004, we had approximately $173.9 million in long-term convertible subordinated notes and debentures, $23.6 million in non-current capital lease obligations, and $22.3 million in other long-term debt. Our substantial long-term indebtedness, which totaled $219.8 million as of December 31, 2004, has and will continue to impact us by:

•	making it more difficult to obtain additional financing; and

•	constraining our ability to react quickly in an unfavorable economic climate.

Currently we are not generating positive cash flow. Delay in the approval of Exubera®, or other adverse occurrences related to our product development efforts will adversely impact our ability to meet our obligations to repay the principal amounts on our convertible subordinated notes and debentures when due. In addition, if the market price of our common stock is below the related conversion price, the holders of the related outstanding convertible subordinated notes and debentures will not likely convert such securities to equity in accordance with their existing terms. If we are unable to satisfy our debt service requirements, substantial liquidity problems could result. As of December 31, 2004 we had cash, cash equivalents and short-term investments valued at approximately $418.7 million. We expect to use a substantial portion of these assets to fund our on-going operations over the next few years. As of December 31, 2004, we had approximately $173.9 million outstanding convertible subordinated notes and debentures, all of which will mature in 2007. We may not generate sufficient cash from operations to repay our convertible subordinated notes and debentures or satisfy any other of these obligations when they become due and may have to raise additional funds from the sale of equity or debt securities or otherwise restructure our obligations in order to do so. There can be no assurance that any such financing or restructuring will be available to us on commercially acceptable terms, if at all.

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

We have never had a profitable year and, through December 31, 2004, we have an accumulated deficit of approximately $717.1 million. We expect to continue to incur substantial and potentially increasing losses over at least the next few years as we expand our research and development efforts, testing activities and manufacturing operations, and as we further expand our late stage clinical and early commercial production facilities. Most of our potential products are in the early stages of development. Except for the approved products incorporating our Advanced PEGylation Technology, we have generated no revenues from product sales. Our revenues to date have consisted primarily of payments under short-term research and feasibility agreements and development contracts.

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

Our stock price is volatile. In the twelve-month period ending December 31, 2004, based on closing bid prices on The NASDAQ National Market, our stock price ranged from $9.69 to $23.24. We expect our stock price to remain volatile. A variety of factors may have a significant effect on the market price of our common stock, including:

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

There may be potential new accounting pronouncements or regulatory rulings, which may have an impact on our future financial position and results of operations. For example, in December 2004, the FASB issued an amendment to SFAS No. 123, Accounting For Stock-Based Compensation (“FAS 123R”), which becomes effective for public companies in periods beginning after June 15, 2005. We will be required to implement the proposed standard no later than the quarter that begins July 1, 2005. The cumulative effect of adoption, if any, applied on a modified prospective basis, would be measured and recognized on July 1, 2005. SFAS No. 123 would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25 (“APB 25”), and would instead require companies to recognize compensation expense using a fair-value based method for costs related to share-based payments including stock options and employee stock purchase plans. The adoption of SFAS No. 123R will materially impact our financial position and results of operations.

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

In particular, our efforts to comply with Section 404 of SOX and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment has required, and continues to require, the commitment of significant financial and managerial resources. Our management has determined, as of the year ended December 31, 2004, that we had a material weakness in our internal control over financial reporting and that our disclosure controls and procedures were not effective. Efforts to remedy these deficiencies may require significant additional financial and managerial resources. In addition, such deficiencies may result in a loss of investor confidence and may adversely affect the price of our common stock.

Moreover, because these laws, regulations, and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. The continuing uncertainty that we will meet or continue to meet the requirements of these laws, regulations, and standards, may negatively impact our business operations and financial position.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages and positions of our executive officers as of February 28, 2005:

Name	Age	Position
Robert B. Chess	48	Executive Chairman of the Board
Ajit S. Gill	56	Director, Chief Executive Officer, and President
Ajay Bansal	43	Vice President, Finance and Administration, Chief Financial Officer
John S. Patton, Ph.D.	58	Director, Founder, and Chief Scientific Officer
David Johnston, Ph.D.	54	Senior Vice President, Research and Development
Nevan C. Elam	37	General Counsel and Secretary

Robert B. Chess, has served as Executive Chairman of our board since April 1999, and as a director since May 1992. Mr. Chess served as Co-Chief Executive Officer from August 1998 to April 2000, as President from December 1991 to August 1998, and as Chief Executive Officer from May 1992 to August 1998. From September 1990 until October 1991, he was an Associate Deputy Director in the White House Office of Policy Development. In March 1987, Mr. Chess co-founded Penederm Incorporated, a topical dermatological drug delivery company, and served as its President until February 1989. Prior to co-founding Penederm, Mr. Chess held management positions at Intel Corp., a semiconductor manufacturer, and Metaphor, a computer software company (acquired by International Business Machines Corp.). Mr. Chess holds a B.S. in Engineering from the California Institute of Technology and an M.B.A. from the Harvard Business School. Mr. Chess is a director of Pharsight Corp., a software company, the Biotechnology Industry Organization, a trade organization serving and representing the emerging biotechnology industry and CoTherix, Inc., a cardiopulmonary therapeutics company.

Ajit S. Gill has served as our Chief Executive Officer since April 2000, as President since April 1999, and as a director since April 1998. From August 1998 to April 2000, Mr. Gill served as our Co-Chief Executive Officer. From October 1996 to August 1998, Mr. Gill served as our Chief Operating Officer and directed our Technical Operations organization, including research and development. From January 1993 to October 1996, Mr. Gill served as our Chief Financial Officer. Before joining us, Mr. Gill was Vice President and General Manager of Kodak’s Interactive Systems Products Division. Mr. Gill has served as Vice President, Finance and Chief Financial Officer for TRW-Fujitsu and Director of Business Development for VisiCorp, a pioneer in the personal computer software market. He holds a Bachelor of Technology from the Indian Institute of Technology, an M.S. in Electrical Engineering from the University of Nebraska, and an M.B.A. from the University of Western Ontario.

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

John S. Patton, Ph.D., our co-founder, has served as Chief Scientific Officer since November 2001 and as a director since July 1990. Dr. Patton served as Vice President, Research from December 1991 to November 2001. He served as our President from incorporation in July 1990 to December 1991. From 1985 to 1990, Dr. Patton was a Project Team Leader with Genentech, Inc., a biotechnology company, where he headed their non-invasive drug delivery activities. Dr. Patton was on the faculty of the Marine Science and Microbiology Departments at the University of Georgia from 1979 through 1985, where he was granted tenure in 1984. Dr. Patton received a B.S. in Zoology and Biochemistry from Pennsylvania State University, an M.S. from the University of Rhode Island, a Ph.D. in Biology from the University of California, San Diego and received post doctorate fellowships from Harvard Medical School and the University of Lund, Sweden, both in biomedicine. Dr. Patton is also a director of Saegis Pharmaceuticals, Inc., and Halozyme Therapeutics, Inc., both biopharmaceutical companies.

David Johnston, Ph.D. joined Nektar in January 2004 as Senior Vice President of Research and Development. Dr. Johnston has more than 25 years of broad experience in the international pharmaceutical industry. Prior to Nektar, he was vice president and chief development officer at Control Delivery Systems Inc., a company engaged in improving traditional treatments with innovative approaches to drug delivery. Previously, he was the executive vice president and president of AAI International (now AAI Development Services), a leading company in contract pharmaceutical R&D. He was also executive vice president of drug development and chief scientific officer of Oread Inc. From 1979 to 1997, Dr. Johnston held various positions in pharmaceutical development at Sterling Winthrop/Sanofi Winthrop Inc. In his last position at Sanofi research, he was the vice president of pharmaceutical product development for Sanofi R&D in the USA and deputy group director of product development worldwide. Dr Johnston received a B.Sc. in Chemistry (1st class) and a Ph.D. from St. Andrews University, Scotland, and he completed postdoctoral studies at the Max Planck Institute for Medicinal research in Heidelberg, Germany. He has over 40 publications and has contributed to presentations in Europe and the U.S.

Nevan C. Elam has served as General Counsel and Secretary since January 17, 2005. From March 2004 to December 2004, Mr. Elam served as an advisor to E2open, Inc., a supply chain software company. From February 2002 to March 2004, Mr. Elam served as Chief Financial Officer of E2open and from October 2000 to February 2002, he was Vice President Business and Corporate Development and General Counsel of E2open. Prior to his management roles at E2open, Mr. Elam was a Partner in the corporate practice of the law firm of Wilson Sonsini Goodrich & Rosati, where he worked for eight years. Mr. Elam received his Juris Doctorate from Harvard Law School and a Bachelor of Arts from Howard University.

Item 2. Properties

We currently lease facilities in San Carlos, California and a complex in Bradford, England. We own two facilities in Huntsville, Alabama.

We currently occupy a facility in San Carlos that covers approximately 230,000 square feet and is leased pursuant to a 15-year lease agreement expiring in June 2012. This facility serves as our corporate headquarters and is used for research and development, manufacturing and administration. This manufacturing facility operates under cGMP and has been approved and licensed by the State of California to manufacture clinical supplies for use in human clinical trials.

We also occupy a second facility in San Carlos that covers approximately 215,600 square feet. The lease on an approximate 45,600 square feet expires in August 2007, while the lease on the remaining approximate 170,000 square feet expires in September 2016. This facility houses research and development and administrative offices.

We have two locations in Huntsville, Alabama related to our Advanced PEGylation Technology operations which we own. Our Church Street location is the site for the manufacture of PEG derivatives and is approximately 85,000 square feet and is owned by us. Our Discovery Drive location is approximately 50,000 square feet and is owned by us. This facility houses research and development and administrative offices.

We currently occupy a complex in Bradford, England that covers approximately 17,500 square feet, consisting of several units with varying lease terms through 2009. This facility is used for research and development, clinical research and administration related to our supercritical fluids technology.

Item 3. Legal Proceedings

On September 3, 2004, a purported securities class action complaint styled Norman Rhodes, et al. v. Nektar Therapeutics, Ajit Gill, J. Milton Harris, and Robert B Chess, Case No. C 04-03735 JSW, was filed in the United States District Court for the Northern District of California against Nektar Therapeutics (the “Company”) and certain of its current officers and directors. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5. The plaintiff seeks to represent a putative class of all purchasers of the Company’s securities between March 4, 2004 and August 4, 2004 (the “Class Period”). The complaint generally alleges that, during that Class Period, the Company and the individual defendants made false or misleading statements in certain press releases regarding Exubera®. The Complaint seeks unspecified monetary damages and other relief against all defendants. One motion for appointment of a lead plaintiff has been filed, and that motion is pending. The action is in a very early stage, and defendants’ have not responded to the complaint.

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

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with SFAS No. 5, Accounting for Contingencies, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. If any unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations of that period on our cash and/or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders in the three-month period ended December 31, 2004.

PART II

Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters

Our Common Stock trades on the NASDAQ National Market under the symbol NKTR. The table below sets forth the high and low closing sales prices for our Common Stock (as reported on the NASDAQ National Market) during the periods indicated.

	High	Low
Year Ended December 31, 2003:
1st Quarter	$9.21	$4.46
2nd Quarter	13.44	6.35
3rd Quarter	14.06	6.87
4th Quarter	14.94	12.65
Year Ended December 31, 2004:
1st Quarter	$23.24	$14.30
2nd Quarter	22.83	16.33
3rd Quarter	19.81	9.69
4th Quarter	20.46	13.95

As of February 28, 2005, there were approximately 365 holders of record of our Common Stock. We have not paid any cash dividends since our inception and do not intend to pay any cash dividends in the foreseeable future.

Information regarding our equity compensation plans as of December 31, 2004 is disclosed in Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters and incorporated by reference from the definitive proxy statement for our 2005 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form under the heading “Equity Compensation Plan Information.”

Sales of Unregistered Securities

In April 2004, we called for redemption of all of our outstanding 6 3/4% convertible subordinated notes due October 2006. Holders of all but $10,000 in principal amount converted their notes prior to the redemption date, resulting in the issuance of approximately 0.5 million shares of our common stock. We redeemed the $10,000 in principal amount not converted into equity for cash in the amount of $10,000. The aggregate amount of notes converted was approximately $7.8 million.

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

These issuances of unregistered securities were exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

Item 6. Selected Consolidated Financial Data

SELECTED CONSOLIDATED FINANCIAL INFORMATION

(In thousands, except per share information)

The selected consolidated financial data set forth below should be read together with the consolidated financial statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the other information contained herein.

	Years Ended December 31,
	2004	2003	2002	2001	2000
Statement of Operations Data:
Revenue:
Contract research revenue	$89,185	$78,962	$76,380	$68,899	$51,629
Product sales	25,085	27,295	18,465	8,569	—

Total revenue	114,270	106,257	94,845	77,468	51,629

Total operating costs and expenses (1)	188,212	171,012	193,658	333,213	116,652
Loss from operations (1) (3)	(73,942)	(64,755)	(98,813)	(255,745)	(65,023)
Gain (Loss) on debt extinguishment	(9,258)	12,018	—	—	—
Debt conversion premium, net	—	—	—	—	(40,687)
Interest and other income (expense), net (1)	(18,849)	(12,984)	(8,655)	5,737	8,307
Benefit (provision) for income taxes	163	(169)	—	—	—

Net loss	$(101,886)	$(65,890)	$(107,468)	$(250,008)	$(97,403)

Basic and diluted net loss per share	$(1.30)	$(1.18)	$(1.94)	$(4.71)	$(2.32)
Shares used in computation of basic and diluted net loss per share (2)	78,461	55,821	55,282	53,136	41,998

	Years Ended December 31,
	2004	2003	2002	2001	2000
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$418,740	$285,967	$293,969	$344,356	$484,841
Working capital	398,886	259,641	247,324	301,642	462,840
Total assets	744,921	616,788	606,638	667,241	629,540
Long-term debt (excluding current portion)	45,860	43,642	35,021	37,130	20,118
Convertible subordinated notes and debentures	173,949	359,988	299,149	299,149	299,149
Accumulated deficit	(717,121)	(615,235)	(549,345)	(441,877)	(191,869)
Total stockholders’ equity	467,342	164,191	206,770	270,313	277,833

Note:	Amounts for the year ended December 31, 2000 do not include the operations of our Nektar, UK subsidiary which was acquired in January 2001, and our Nektar, AL subsidiary which was acquired in June 2001.
(1)	Certain prior year amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2003, as amended, have been restated to correct for certain misapplications of GAAP. Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and note 1 of our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.
(2)	Basic and diluted net loss per share is based upon the weighted average number of common shares outstanding. The shares shown above retroactively reflect a two-for-one split, effective August 22, 2000.
(3)	We changed our method of accounting for goodwill and other intangible assets on January 1, 2002 in connection with the adoption of SFAS No. 142, Goodwill and Other Intangible Assets.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section as well as in Part I of this report under the heading “Risk Factors.”

Overview

Our business is to create high value products through the application of advanced drug delivery. We have three drug delivery technology platforms that are designed to improve the performance of molecules. These platforms are: Nektar Advanced PEGylation Technology, Nektar Pulmonary Technology and Nektar Supercritical Fluid (SCF) Technology.

Our mission is to develop superior therapeutics to make a difference in patients’ lives. We pursue our mission in two ways. First, we partner with pharmaceutical and biotechnology companies that seek to improve and differentiate their products. In addition, we are in the early-stages of development of our own proprietary products. We are working to become one of the world’s leading drug delivery products companies.

To date the revenues we have received from the sales of our products and in connection with our collaborative arrangements have been insufficient to meet our operating and other expenses. Except for sales from certain products using Nektar Advanced PEGylation Technology, we have not sold any commercial products and do not anticipate receiving significant revenue from product sales or royalties in the near future. The development of a successful product is dependent upon several factors that are outside of our control. These include, among other things, the need to obtain regulatory approval to market these products and our dependence upon our collaborative partners. As a result of these or other risks, potential products for which we have invested substantial amounts in research and development may never produce revenues or income.

We have generally been compensated for research and development expenses during initial feasibility work performed under collaborative arrangements for all three of our technologies: Nektar Advanced PEGylation Technology, Nektar Pulmonary Technology, and Nektar Supercritical Fluid Technology. Prior to commercialization of pulmonary delivery and Advanced PEGylation products, we receive revenues from our partners for partial or full funding of research and development activities and progress payments upon achievement of certain developmental milestones. In a typical Advanced PEGylation Technology collaboration, we manufacture and supply the polyethylene glycol (“PEG”) reagents and receive manufacturing revenues and possible royalties from sales of the commercial product. In a typical Pulmonary Technology collaboration, our partner will provide the active pharmaceutical ingredient (the majority of which are already approved by the FDA in another delivery form), fund clinical and formulation development, obtain regulatory approvals, and market the resulting commercial product. We may manufacture and supply the drug delivery approach or drug formulation, and may receive revenues from drug manufacturing, as well as royalties from sales of most commercial products. In addition, for products using our Pulmonary Technology, we may receive revenues from the supply of our device for the product along with revenues for any applicable drug processing or filling. In addition to our partner-funded programs, we are applying our technologies independently through internal proprietary product development efforts. To achieve and sustain profitable operations, we, alone or with others, must successfully develop, obtain regulatory approval for, manufacture, introduce, market, and sell products using our drug delivery and other drug delivery systems. There can be no assurance that we can generate sufficient product or contract research revenue to become profitable or to sustain profitability.

To fund the substantial expense related to our research and development activities, we have raised significant amounts of capital through the sale of our equity and convertible debt securities. As of December 31, 2004, we had approximately $173.9 million in long-term convertible subordinated notes and debentures, $23.6 million in non-current capital lease obligations, and $22.3 million in other long-term debt. Our ability to meet the repayment obligations of this debt is dependent upon our ability to develop successful products without significant delay or expense. Even if we are successful in this regard, we will likely require additional capital to repay our debt obligations.

We do not expect that sales of our currently marketed products will be sufficient for us to achieve profitability. Our ability to achieve profitability is dependent on the approval of and successful marketing of products with significant markets, and for which we realize relatively higher royalties.

Recent Developments

In March 2005, we reported that Pfizer Inc and The Sanofi-Aventis Group announced that the United States Food and Drug Administration (“FDA”) had accepted for filing a new drug application for Exubera® (inhaled insulin). Pfizer Inc and Sanofi-Aventis stated that they intended to seek approval to market Exubera® for adult patients with type 1 and type 2 diabetes and they also stated that Exubera® has been studied in more than 3,500 patients, and in some of these patients for more than seven years.

In December, 2004, we reported that Eyetech Pharmaceuticals, Inc. and Pfizer Inc. announced that FDA had approved Macugen® (pegaptanib sodium injection) for use in the treatment of neovascular (wet) age-related macular degeneration (AMD), an eye disease associated with aging that destroys central vision. This is the sixth product using our Advanced PEGylation Technology approved for use in the U.S.

In September 2004, Pfizer and Sanofi-Aventis presented new data from a trial whose primary objective was to assess long-term pulmonary safety that showed that Exubera® was effective and well tolerated in controlling blood glucose levels over a two-year period in patients with type 2 diabetes.

During 2004 and January 2005, we announced five new collaborative agreements with Pfizer, GlaxoSmithKline, Bayer, Zelos, and one undisclosed biotechnology company.

We currently have four development programs underway through our Proprietary Products Group, including one product that has entered a Phase I clinical trial, one that has entered proof-of-concept clinical testing, and two in pre-clinical testing.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) released a revision to Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“FAS 123R”). FAS 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. We will be required to adopt FAS 123R on July 1, 2005. When we adopt the new statement, we will have to recognize substantially more compensation expense. This will have a material adverse impact on our financial position and results of operations. We are currently in the process of evaluating the effect of adopting FAS 123R.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. Statement 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges beginning July 1, 2005. We do not believe adoption of SFAS No. 153 will have a material effect on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. Also in December 2004, the FASB issued FASB Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the

American Jobs Creations Act of 2004. We do not expect the adoption of these new tax accounting standards to have a material impact on our consolidated financial position, results of operations, or cash flows.

In November 2004, the FASB released SFAS No. 151, Inventory Costs—An Amendment to ARB No. 43. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as defined by ARB No. 43, Chapter 4, Inventory Pricing. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We will be required to adopt SFAS No. 151 on January 1, 2006. We are currently in the process of evaluating the effect of adopting SFAS No. 151.

In June 2004, the FASB Emerging Issues Task Force (“EITF”) issued EITF 02-14, Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock. EITF 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. The accounting provisions of EITF 02-14 are effective for reporting periods beginning after September 15, 2004. We do not expect the adoption of EITF 02-14 to have a material impact on our consolidated financials position, results of operations, or cash flows.

In March 2004, the EITF reached a consensus on EITF 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-01 provides guidance regarding disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. In September 2004, the EITF delayed the effective date for the measurement and recognition guidance; however the disclosure requirements remain effective for annual periods ending after June 15, 2004 (see note 2). We have complied with the disclosure requirements of EITF 03-01, and we will evaluate the impact of the measurement and recognition provisions of EITF 03-01 once final guidance is issued.

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

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board released a revision to SFAS No. 123, Accounting for Stock-Based Compensation (“FAS 123R”). FAS 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. We will be required to adopt FAS 123R on July 1, 2005. When we adopt the new statement, we will have to recognize substantially more compensation expense. This would have a material adverse impact on our financial position and results of operations. We are currently in the process of evaluating the effect of adopting FAS 123R.

We currently apply the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for those plans. Under this opinion, no stock-based employee compensation expense is charged for options that were granted at an exercise price that was equal to the market value of the underlying common stock on the date of grant. Stock compensation costs are immediately recognized to the extent the exercise price is below the fair value on the date of grant and no future vesting criteria exist.

For stock awards issued below our market price on the date of grant, we record deferred compensation representing the difference between the price per share of stock award issued and the fair value of the Company’s common stock at the time of issuance or grant, and we amortize this amount over the related vesting periods on a straight-line basis.

Pro forma information regarding net income and earnings per share required by SFAS 123, as amended by SFAS 148, regarding the fair value for employee options and employee stock purchase plan shares was estimated at the date of grant using a Black-Scholes option valuation model with the following weighted-average assumptions:

	2004	2003	2002
Risk-free interest rate	3.3%	2.8%	3.8%
Dividend yield	0.0%	0.0%	0.0%
Volatility Factor	0.707	0.744	0.743
Weighted average expected life	5 years	5 years	5 years

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

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share information):

	Years Ended December 31,
	2004	2003	2002
Net loss, as reported	$(101,886)	$(65,890)	$(107,468)
Add: stock-based employee compensation included in reported net loss	1,423	878	644
Deduct: total stock-based employee compensation expense determined under fair value methods for all awards	(31,185)	(34,300)	(35,605)

Pro forma net loss	$(131,648)	$(99,312)	$(142,429)

Net loss per share
Basic and diluted, as reported	$(1.30)	$(1.18)	$(1.94)
Basic and diluted, pro forma	$(1.68)	$(1.78)	$(2.58)

Cash, Cash Equivalents and Investments

We consider all highly liquid investments with a maturity at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents include demand deposits held in banks, interest bearing money market funds, commercial paper, federal and municipal government securities, and repurchase agreements.

Short-term investments consist of federal and municipal government securities, corporate bonds, and commercial paper with A1, F1, or P1 short-term ratings and A or better long-term ratings with remaining maturities at date of purchase of greater than 90 days and less than two years.

At December 31, 2004, all short-term investments are designated as available-for-sale and are carried at fair value, with unrealized gains and losses reported in stockholders’ equity as accumulated other comprehensive income (loss). Short-term investments are adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities, if any, are included in other income (expense). The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

Impairment of Goodwill, Intangible Assets, and Other Long-Lived Assets

Goodwill is tested for impairment at least annually, or on an interim basis if an event occurs or circumstances change that would more-likely-than-not reduce the fair value below our carrying value. We performed our annual impairment test and determined that on a consolidated basis, the undiscounted cash flow from our long-range forecast exceeds the carrying amount of our goodwill. The carrying value of goodwill is $130.1 million as of December 31, 2004 and 2003.

Goodwill will be tested for impairment using a two-step approach. The first step is to compare our fair value to our net asset value, including goodwill. If the fair value is greater than our net asset value, goodwill is not considered impaired and the second step is not required. If the fair value is less than our net asset value, the second step of the impairment test measures the amount of the impairment loss, if any. The second step of the impairment test is to compare the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. The implied fair value of goodwill is calculated in the same manner that goodwill is calculated in a business combination, whereby the fair value is allocated to all of the assets and liabilities (including any unrecognized intangible assets) as if they had been acquired in a business combination and the fair value was the purchase price. The excess “purchase price” over the amounts assigned to assets and liabilities would be the implied fair value of goodwill.

The impairment tests for goodwill are performed at the corporate entity level, which we have identified to be our only reporting unit. In the future, we may determine that impairment tests should be performed at a level below the reporting unit level, depending on whether certain criteria are met.

In accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, we perform a test for recoverability of our intangible and other long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. An impairment loss would be recognized only if the carrying amount of an intangible or long-lived asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposal of the asset. To date, there have been no events or changes in circumstances that would indicate that the carrying value of such assets may not be recoverable, and therefore we have determined that there has been no impairment on our intangible and other long-lived assets, including capitalized assets related to Exubera®.

In assessing the recoverability of our intangibles and long-lived assets, we have concluded that there is no impairment in the carrying value of these assets as of December 31, 2004. If this assessment changes in the future, we may be required to record impairment charges for these assets. The carrying value of our purchased intangibles as of December 31, 2004 and 2003 is $6.5 million and $11.0 million, respectively. These assets are scheduled to be fully amortized by December 2006. The carrying value of our other long-lived assets as of December 31, 2004 and 2003 is $153.8 million and $156.7 million, respectively.

Judgments Impacting Fixed Asset Capitalization for Exubera®

In accordance with SFAS 2, Accounting for Research and Development Costs, we have expensed certain amounts paid for plant design, engineering, and validation costs for the automated assembly line equipment that will be used in connection with the manufacture of the inhaler device for Exubera® because such costs have no alternative future use. The total amount expensed was $1.7 million, $6.6 million, and $7.3 million, for the years ended December 31, 2004, 2003, and 2002, respectively. As of December 31, 2004, the capitalized net book value of the automated assembly line equipment located at our contract manufactures’ sites totals $25.2 million. These assets are intended to be used in connection with the manufacture of the inhaler device for Exubera®. The total amount capitalized amounted to $0.2 million, $1.4 million, and $4.6 million for the years ended December 31, 2004, 2003, and 2002, respectively. These amounts have been capitalized based upon our determination that the related assets have alternative future use and therefore have separate economic or realizable value.

Inventory Reserves

We perform quality control reviews of our raw materials and finished goods. We record inventory reserves based upon specific identification of potentially defective raw material and finished goods batches. In addition, we record an inspection reserve based on a historical estimate of finished goods that ultimately fail quality control. We generally do not maintain inventory reserves based on obsolescence or risk of competition because the shelf life of our products is long. However, if our current assumptions about demand or obsolescence were to change, additional inventory reserves may be needed, which could negatively impact our product gross margins. Our inventory reserves were $3.2 million and $1.6 million as of December 31, 2004 and 2003, respectively. This represented 23% and 16% of gross inventory as of December 31, 2004 and 2003, respectively.

Revenue Recognition

We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”). Effective July 1, 2003, we adopted the provisions of Emerging Issues Task Force, Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” on a prospective basis.

Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable, and collectability is reasonably assured. Allowances are established for uncollectible amounts.

We enter into collaborative research and development arrangements with pharmaceutical and biotechnology partners that may involve multiple deliverables. For multiple-deliverable arrangements entered into after July 1, 2003 judgment is required in the areas of separability of units of accounting and the fair value of individual elements. The principles and guidance outlined in EITF No. 00-21 provide a framework to (a) determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and (b) determine how the arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. Our arrangements may contain the following elements: collaborative research, milestones, manufacturing and supply, royalties and license fees. For each separate unit of accounting we have objective and reliable evidence of fair value using available internal evidence for the undelivered item(s) and our arrangements generally do not contain a general right of return relative to the delivered item. In accordance with the guidance in EITF No. 00-21, the Company uses the residual method to allocate the arrangement consideration when it does not have fair value of a delivered item(s). Under the residual method, the amount of consideration allocated to the delivered item equals the total arrangement consideration less the aggregate fair value of the undelivered items.

Contract revenue from collaborative research and feasibility agreements is recorded when earned based on the performance requirements of the contract. Advance payments for research and development revenue received in excess of amounts earned are classified as deferred revenue until earned. Revenue from collaborative research and feasibility arrangements are recognized as the related costs are incurred. Amounts received under these arrangements are generally non-refundable if the research effort is unsuccessful.

Payments received for milestones achieved are deferred and recorded as revenue ratably over the next period of continued development. Management makes its best estimate of the period of time until the next milestone is reached. This estimate affects the recognition of revenue for completion of the previous milestone. The original estimate is periodically evaluated to determine if circumstances have caused the estimate to change and if so, amortization of revenue is adjusted prospectively.

Product sales are derived primarily from cost-plus manufacturing and supply contracts for our PEG Reagents with individual customers in our industry. Sales terms for specific PEG Reagents are negotiated in advance. Revenues related to our product sales are recorded in accordance with the terms of the contracts. No provisions for potential product returns have been made to date because we have not experienced any significant returns from our customers.

Restatement

Certain prior year amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2003, as amended, have been restated to correct for misapplications of generally accepted accounting principles in the U.S. (“GAAP”). Also, certain amounts reported in our Quarterly Reports on Form 10-Q during the years 2004 and 2003 have been restated to correct for these misapplications of our accounting policies related to GAAP (refer to footnote 15 in Item 8 of this Annual Report on Form 10-K). These reclassifications did not result in any change to our cash position, revenue, or net loss for the years ended December 31, 2003 and December 31, 2002 or for any quarterly period during the years ended December 31, 2004 or 2003.

The specific misapplications of GAAP that lead to this conclusion are as follows:

•	We have reclassified approximately $9.4 million and $9.8 million for the years ended December 31, 2003 and 2002, respectively, from research and development expenses to general and administrative expenses. This reclassification included legal expenses related to our intellectual property portfolio and a portion of finance, information systems, and human resource expenses that were not clearly related to research and development and are required to be classified outside research and development expenses under Statement Financial Accounting Standards No. 2, Accounting for Research and Development Costs.

•	We reclassified approximately $1.4 million and $1.3 million for the years ended December 31, 2003 and 2002, respectively, from general and administrative expenses to interest expense. This reclassification was made to record the amortization of debt issuance costs to interest expense as required under Accounting Principles Board No. 21, Interest on Receivables and Payables and EITF 86-15 Increasing-Rate Debt.

Material Weakness and Remediation

In connection with management’s assessment of its internal control over financial reporting as of December 31, 2004, we have concluded that we have a material weakness in our financial statement close process, including insufficient review of the following:

•	the application of our accounting policies and

•	disclosures in the notes to our financial statements.

This material weakness in our financial statement close process arises from staff with inadequate proficiency to apply the Company’s accounting policies in accordance with U.S. generally accepted accounting principles.

This material weakness impacts our ability to report financial information in conformity with GAAP, which could affect all significant financial statement accounts and has resulted in (i) a restatement of the 2002 and 2003 consolidated financial statements to reflect reclassifications of certain amounts between research and development expense, general and administrative expense, and interest expense; (ii) a restatement of all four quarters of 2003 and the first three quarters of 2004 to reflect reclassifications of certain amounts between research and development expense, general and administrative expense and interest expense; and (iii) the prior restatement of the 2003 consolidated financial statements to reduce the gain on debt extinguishment.

In 2004, we began implementation of new processes and controls and hired additional personnel with technical accounting expertise to improve our financial statement close process. We intend to continue to improve our financial statement close process in 2005 including the remediation of the material weakness discussed above by identifying, recruiting, and training personnel with the appropriate accounting skills. In addition, we plan to further enhance our technical accounting review process for non-routine and complex transactions by:

•	identifying and defining non-routine and complex transactions on a regular basis, and

•	researching, identifying, analyzing, documenting, and reviewing applicable accounting principles.

Our efforts to comply with Section 404 of SOX and the related regulations regarding our required assessment of our internal controls over financial reporting and the audit of that assessment by our registered public accounting firm has required, and continues to require, the commitment of significant financial and managerial resources. Our internal control systems are designed to provide reasonable assurance to management and our board of directors that our internal control over financial reporting is adequate, but there can be no guarantee that such controls will be effective. The continuing uncertainty that we will meet or continue to meet the requirements of these laws, regulations, and standards, may negatively impact our business operations and financial position.

Results of Operations

Years Ended December 31, 2004, 2003 and 2002

Revenue (in thousands except percentages)

	2004	2003	2002	Increase/ (Decrease) 2004 vs 2003	Increase/ (Decrease) 2003 vs 2002	Percentage Increase/ (Decrease) 2004 vs 2003	Percentage Increase/ (Decrease) 2003 vs 2002
Contract Revenue	$89,185	$78,962	$76,380	$10,223	$2,582	13%	3%
Product Revenue	$25,085	$27,295	$18,465	$(2,210)	$8,830	(8)%	48%
Total Revenue	$114,270	$106,257	$94,845	$8,013	$11,412	8%	12%

Total revenue was $114.3 million for the year ended December 31, 2004 compared to $106.3 million and $94.8 million for the years ended December 31, 2003 and 2002, respectively. Total revenue increased 8% in 2004 compared to 2003 and increased 12% in 2003 compared to 2002.

Contract research revenue included reimbursed research and development expenses as well as the amortization of deferred up-front signing and milestone payments received from our collaborative partners. Contract revenues are expected to fluctuate from year to year, and future contract revenue cannot be predicted accurately. The level of contract revenues depends in part upon the continuation of existing collaborations, signing of new collaborations, and achievement of milestones under current and future agreements.

Contract research revenue was $89.2 million for the year ended December 31, 2004 compared to $79.0 million and $76.4 million for the years ended December 31, 2003 and 2002, respectively. The increase in contract research revenue for the year ended December 31, 2004, as compared to the year ended December 31,

2003 was due primarily to an $8.9 million increase in contract research revenue from Pfizer related to the Exubera® collaboration and a $2.0 million payment received from Aventis-Behring related to the termination of their collaboration with us.

Product revenue was $25.1 million for the year ended December 31, 2004 compared to $27.3 million and $18.5 million for the years ended December 31, 2003 and 2002, respectively. Product sales accounted for 22% of revenues for the year ended December 31, 2004, as compared to 26% and 19% of revenues for the years ended December 31, 2003 and 2002, respectively. The decrease in product revenue for the year ended December 31, 2004 as compared to the year ended December 31, 2003 was due primarily to lower demand. This resulted in lower sales of the following commercially approved products: Neulasta®, Somavert®, and PEGASYS®. These reductions in sales volume were partially offset by an increase in revenue related to CDP 870 for Phase III clinical supplies.

The increase in contract research revenue for the year ended December 31, 2003, as compared to the year ended December 31, 2002 was due primarily to increased activities under our existing collaboration agreements with Chiron Corporation and Solvay Pharmaceuticals, Inc.

The increase in product revenue for the year ended December 31, 2003 as compared to the year ended December 31, 2002 was primarily due to higher sales of Neulasta®, Somavert®, and PEGASYS®.

Future product sales are dependent upon regulatory approval of new products for sale and adoption of current products in the market.

Pfizer represented 61% of our revenue for the year ended December 31, 2004, 61% for the year ended December 31, 2003, and 59% for the year ended December 31, 2002. No other single customer represented 10% or more of our total revenues for any of the three years ended December 31, 2004, 2003, or 2002.

Cost of goods sold (in thousands except percentages)

2004	2003	2002	Increase/ (Decrease) 2004 vs 2003	Increase/ (Decrease) 2003 vs 2002
$19,798	$14,678	$7,020	$5,120	$7,658

Cost of goods sold for the year ended December 31, 2004 was $19.8 million resulting in a gross margin from product sales of 21%. Cost of goods sold for the year ended December 31, 2003 was $14.7 million resulting in a gross margin of 46%. Cost of goods sold for the year ended December 31, 2002 was $7.0 million resulting in a gross margin from product sales of 62%.

The decrease in product gross margin for the year ended December 31, 2004 compared to December 31, 2003 was primarily due to the following:

•	Production problems encountered during the second and third quarter of 2004 resulted in a temporary shut down of part of our manufacturing operations. This resulted in lower overhead absorption. The excess overhead not absorbed was expensed to cost of goods sold. As of December 31, 2004, we are confident that the manufacturing problems are being satisfactorily addressed.

•	As of January 1, 2004, we refined our methodology to allocate additional operating expenses which resulted in more overhead being allocated to production.

•	Inventory reserves increased $1.6 million during the year ended December 31, 2004 from $1.6 million at December 31, 2003 to $3.2 million at December 31, 2004. The reserve represented 23% and 16% of gross inventory as of December 31, 2004 and 2003, respectively. This increase in the percentage of inventory reserved was due to a larger general reserve for defective batches.

The decrease in product gross margin for the year ended December 31, 2003 compared to December 31, 2002 was primarily due to changes in product mix and an increase to inventory reserves of from $0.4 million to $1.6 million. The increase was due to the establishment of a reserve for specifically identified failed batches.

Research and development (in thousands except percentages)

2004	2003 (restated)	2002 (restated)	Increase/ (Decrease) 2004 vs 2003	Increase/ (Decrease) 2003 vs 2002	Percentage Increase/ (Decrease) 2004 vs 2003	Percentage Increase/ (Decrease) 2003 vs 2002
$133,523	$122,149	$147,627	$11,374	$(25,478)	9%	(17)%

We expense all research and development costs as they are incurred. Research and development expenses were $133.5 million for the year ended December 31, 2004, as compared to $122.1 million and $147.6 million for the years ended December 31, 2003 and 2002, respectively. The 9% increase in research and development expense for the year ended December 31, 2004 as compared to the year ended December 31, 2003 was primarily attributable to increased spending relating to commercial readiness of Exubera® as well as increased internally funded development spending.

We expect research and development spending to increase over the next few years as we continue to fund development of our technologies, and because of increased spending associated with the development of internally funded proprietary products. While we believe our proprietary products strategy may result in improved economics for any products ultimately developed and approved, it will require us to invest significant funds in developing these products without reimbursement from a collaborative partner.

The 17% decrease in research and development expense for the year ended December 31, 2003 as compared to the year ended December 31, 2002 was primarily attributable a deferral of certain research and development efforts into fiscal year 2004, as well as a workforce reduction completed in December 2002.

We have reclassified approximately $9.4 million and $9.8 million for the years ended December 31, 2003 and 2002, respectively, from research and development expenses to general and administrative expenses. This reclassification included legal expenses related to our intellectual property portfolio and a portion of finance, information systems, and human resource expenses that were not clearly related to research and development and are required to be classified outside of research and development expenses under Statement Financial Accounting Standards No. 2, Accounting for Research and Development Costs. The reclassification did not result in any change to our cash position, total operating expenses, or results of operations for the years ended December 31, 2003 or 2002.

The following table summarizes our partner development programs for products approved for use and those in clinical trials. The table includes the primary indication for the particular drug or product, the identity of a respective corporate partner if it has been disclosed, and the present stage of clinical development or approval in the United States, unless otherwise noted.

Molecule	Primary Indication	Partner	Status(1)
Neulasta® (pegfilgrastim)	Neutropenia	Amgen Inc.	Approved
PEGASYS® (peginterferon alfa-2a)	Hepatitis-C	Hoffmann La-Roche Ltd.	Approved
Somavert® (pegvisomant)	Acromegaly	Pfizer Inc.	Approved
PEG-INTRON® (peginterferon alfa-2b)	Hepatitis-C	Schering-Plough Corporation	Approved
Definity® (PEG)	Cardiac imaging	Bristol-Myers Squibb Company	Approved
Macugen® (pegaptanib sodium injection)	Age-related macular degeneration	Eyetech Pharmaceuticals, Inc.	Approved in the US & Filed in the EU & Canada
Macugen® (pegaptanib sodium injection)	Diabetic macular edema	Eyetech Pharmaceuticals Inc.	Phase II
Exubera® (inhaled insulin)	Diabetes	Pfizer Inc.	Filed in the U.S. and Europe
SprayGel™ adhesion barrier system (PEG-hydrogel)	Prevention of post-surgical adhesions	Confluent Surgical, Inc.	Pivotal trials in U.S. Approved in Europe
CDP 870 (PEG-anti-TNF alpha antibody fragment)	Rheumatoid arthritis Crohn’s disease	UCB Pharma	Phase III Phase III
CERA (Continuous Erythropoiesis Receptor Activator)	Renal anemia	Hoffmann La-Roche Ltd.	Phase III
Undisclosed (PEG)	Undisclosed	Undisclosed	Phase II
CDP 791 (PEG-antibody fragment angiogenesis inhibitor)	Cancer	UCB Pharma	Phase I/II
CDP 484 (PEGylated antibody fragment targeting pro-inflammatory cytokine interleukin 1-beta)	Rheumatoid Arthritis	UCB Pharma	Phase I/II
Tobramycin inhaled powder (TIP)	Lung infection	Chiron Corporation	Phase I
Inhaled leuprolide	Endometriosis	Enzon, Inc.	Phase I
MARINOL® (inhaled dronabinol)	Multiple indications	Solvay Pharmaceuticals, Inc.	Phase I
PEGylated interferon beta	Undisclosed	Serono, Inc.	Phase I
PEG-Alfacon (PEGylated interferon alfacon-1)	Hepatitis-C	InterMune, Inc.	Phase I
PEGylated-AXOKINE	Obesity	Regeneron Pharmaceuticals	Phase I
Undisclosed (PEG)	Undisclosed	Pfizer Inc.	Phase I

(1)	Status definitions are as follows:

Approved—regulatory approval to market and sell product obtained in the U.S. or EU.

Phase III or Pivotal—Product in large-scale clinical trials conducted to obtain regulatory approval to market and sell a drug. Typically, these trials are initiated following encouraging Phase II trial results.

Phase II—Product in clinical trials to establish dosing and efficacy in patients.

Phase I—Product in clinical trials typically in healthy subjects to test safety.

Our product pipeline includes both partnered and proprietary products. We have ongoing collaborations with more than 20 biotechnology and pharmaceutical companies to provide our drug delivery technologies. Our partner product pipeline includes: six products (Neulasta®, PEGASYS®, Somavert®, PEG-INTRON®, Definity®, and Macugen®) approved by the U.S. Food and Drug Administration (“FDA”); one additional product (SprayGel™) approved in Europe that is in late stage testing in the U.S., two products (Exubera® and Macugen®) for which a marketing authorization application has been filed with the European Medicines Evaluation Agency (“EMEA”); two additional products (CDP 870 and CERA) in Phase III or pivotal trials; and ten products in Phase I and Phase II trials. In addition to our partnered product programs, we have four proprietary products in the early stages of development. One of these products involves an inhaled small molecule that has entered Phase I and another product is in proof-of-concept human studies. The remaining two products are in preclinical testing.

The length of time that a project is in a given phase varies substantially according to factors relating to the trial, such as the type and intended use of the end product, the trial design, the ability to enroll suitable patients. Generally, for partnered projects, advancement from one phase to the next and the related costs to do so is dependent upon factors that are primarily controlled by our partners.

Our research and development activities can be divided into research and preclinical programs, clinical development programs and commercial readiness. We estimate the costs associated with research and preclinical programs, clinical development programs, and commercial readiness over the past three years to be the following (in millions):

	Years ended December 31,
	2004	2003	2002
Research and preclinical programs	$37.4	$29.0	$37.6
Clinical development programs	59.4	58.0	82.4
Commercial readiness	36.7	35.1	27.6

Total	$133.5	$122.1	$147.6

Our portfolio of projects can be broken down into two categories: 1) partnered projects and 2) proprietary products and technology development. We estimate the costs associated with partnered projects and proprietary products and technology development to be the following (in millions):

	Years ended December 31,
	2004	2003
Partnered projects	$93.2	$92.7
Proprietary products and technology development	40.3	29.4

Total	$133.5	$122.1

The above information is not available for the year ended December 31, 2002.

Our total research and development expenditures can be disaggregated into the following significant types of expenses (in millions):

	Years ended December 31,
	2004	2003	2002
Salaries and employee benefits	$59.0	$57.2	$67.3
Outside services	28.7	21.0	21.2
Supplies	18.9	16.7	22.0
Facility and equipment	19.7	16.7	18.4
Travel and entertainment	1.9	1.5	2.1
Purchased technology	—	—	5.3
Allocated overhead	4.9	7.1	8.3
Other	0.4	1.9	3.0

Total	$133.5	$122.1	$147.6

General and administrative (in thousands except percentages)

2004	2003 (restated)	2002 (restated)	Increase/ (Decrease) 2004 vs 2003	Increase/ (Decrease) 2003 vs 2002	Percentage Increase/ (Decrease) 2004 vs 2003	Percentage Increase/ (Decrease) 2003 vs 2002
$30,967	$29,966	$34,504	$1,001	$(4,538)	3%	(13)%

General and administrative expenses were $31.0 million for the year ended December 31, 2004 as compared to $30.0 million and $34.5 million for the years ended December 31, 2003 and 2002, respectively.

General and administrative spending during the year ended December 31, 2004 was comparable to spending during the year ended December 31, 2003.

We expect general and administrative spending to increase over the next few years to support increased activities in most areas of our operations.

The 13% decrease in general and administrative expenses for the year ended December 31, 2003 as compared to December 31, 2002 was primarily due to the lack of marketing expenditures which we had incurred throughout 2002 related to our name change in January 2003, as well as a workforce reduction completed in December 2002.

We have reclassified approximately $9.4 million and $9.8 million for the years ended December 31, 2003 and 2002, respectively, from research and development expenses to general and administrative expenses. This reclassification included legal expenses related to our intellectual property portfolio and a portion of finance, information systems, and human resource expenses that were not clearly related to research and development and are required to be classified outside of research and development expenses under Statement Financial Accounting Standards No. 2, Accounting for Research and Development Costs. The reclassification did not result in any change to our cash position, total operating expenses, or results of operations for the years ended December 31, 2003 or 2002.

In addition, we reclassified approximately $1.4 million and $1.3 million for the years ended December 31, 2003 and 2002, respectively, from general and administrative expenses to interest expense. This reclassification was made to record the amortization of debt issuance costs to interest expense as required under Accounting Principles Board No. 21, Interest on Receivables and Payables and EITF 86-15 Increasing-Rate Debt.

Amortization of other intangible assets (in thousands except percentages)

2004	2003	2002	Increase/ (Decrease) 2004 vs 2003	Increase/ (Decrease) 2003 vs 2002	Percentage Increase/ (Decrease) 2004 vs 2003	Percentage Increase/ (Decrease) 2003 vs 2002
$3,924	$4,219	$4,507	$(295)	$(288)	(7)%	(6)%

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

The components of our other intangible assets as of December 31, 2004, are as follows (in thousands except useful life):

	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Core technology	5	$8,100	$5,670	$2,430
Developed product technology	5	2,900	2,030	870
Intellectual property	5-7	7,301	5,500	1,801
Supplier and customer relations	5	5,140	3,785	1,355

Total		$23,441	$16,985	$6,456

Amortization expense related to other intangible assets totaled $4.5 million for each of the years ended December 31, 2004, 2003, and 2002 ($0.6 million and $0.3 million was recorded to cost of sales for the years ended December 31, 2004 and 2003, respectively). The following table shows expected future amortization expense for other intangible assets until they are fully amortized (in thousands):

Years Ending December 31,
2005	$4,507
2006	1,949
Thereafter	—

Total	$6,456

Gain (Loss) on debt extinguishment (in thousands except percentages)

2004	2003	2002	Increase/ (Decrease) 2004 vs 2003	Increase/ (Decrease) 2003 vs 2002	Percentage Increase/ (Decrease) 2004 vs 2003	Percentage Increase/ (Decrease) 2003 vs 2002
$(9,258)	$12,018	$—	$(21,276)	$12,018	(177)%	—

During the year ended December 31, 2004, we recognized a loss on debt extinguishment in connection with two privately negotiated transactions to convert our outstanding convertible subordinated notes into shares of our common stock. In January 2004, certain holders of our outstanding 3.5% convertible subordinated notes due October 2007 completed an exchange and cancellation of $9.0 million in aggregate principal amount of the notes for the issuance of 0.6 million shares of our common stock in a privately negotiated transaction. In February 2004, certain holders of our outstanding 3% convertible subordinated notes due June 2010 converted approximately $36.0 million in aggregate principal amount of such notes for approximately 3.2 million shares of our common stock and a cash payment of approximately $3.1 million in the aggregate in privately negotiated transactions. As a result of these transactions, we recognized losses on debt extinguishment of approximately $7.8 million and $1.5 million, respectively, in accordance with SFAS No. 84, Induced Conversions of Convertible Debt.

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

Other income (expense) (in thousands except percentages)

2004	2003	2002	Increase/ (Decrease) 2004 vs 2003	Increase/ (Decrease) 2003 vs 2002	Percentage Increase/ (Decrease) 2004 vs 2003	Percentage Increase/ (Decrease) 2003 vs 2002
$296	$983	$(996)	$(687)	$1,979	(70)%	199%

Other income/expense, net, was $0.3 million income for the year ended December 31, 2004, as compared to $1.0 million income and $1.0 million expense for the years ended December 31, 2003 and 2002, respectively. Our equity investment in Alliance was determined to be fully impaired and a loss of $0.8 million was recorded in the year ended December 31, 2002.

Interest income (in thousands except percentages)

2004	2003	2002	Increase/ (Decrease) 2004 vs 2003	Increase/ (Decrease) 2003 vs 2002	Percentage Increase/ (Decrease) 2004 vs 2003	Percentage Increase/ (Decrease) 2003 vs 2002
$6,602	$5,360	$10,222	$1,242	$(4,862)	23%	(48)%

Interest income was $6.6 million for the year ended December 31, 2004 as compared to $5.4 million and $10.2 million for the years ended December 31, 2003 and 2002. The $1.2 million increase in interest income for the year ended December 31, 2004 as compared to December 31, 2003 was primarily due to higher average cash, cash equivalents, and short-term investment balances in 2004 compared to 2003.

The $4.9 million decrease in interest income for the year ended December 31, 2003 as compared to December 31, 2002 was primarily due to lower prevailing interest rates during 2003 compared to 2002 as well as lower average cash and short-term investment balances during 2003 compared to 2002.

Interest expense (in thousands except percentages)

2004	2003 (restated)	2002 (restated)	Increase/ (Decrease) 2004 vs 2003	Increase/ (Decrease) 2003 vs 2002	Percentage Increase/ (Decrease) 2004 vs 2003	Percentage Increase/ (Decrease) 2003 vs 2002
$25,747	$19,327	$17,881	$6,420	$1,446	33%	8%

Interest expense was $25.7 million for the year ended December 31, 2004 as compared to $19.3 million and $17.9 million for the years ended December 31, 2003 and 2002. The $6.4 million increase in interest expense for the year ended December 31, 2004 as compared to December 31, 2003 primarily relates to approximately $12.7 million in “make-whole” payments made to certain holders of our outstanding 3.0% convertible subordinated notes due June 2010 in connection with the conversion of $169.3 million in aggregate principal amount of the notes held by such holders for the issuance of approximately 14.9 million shares of our common stock following our call for the redemption of such notes during the three-month period ended March 31, 2004. This was partially offset by a decrease in interest expense due to the lower average balance of convertible subordinated notes outstanding during the year ended December 31, 2004 as compared to the year ended December 31, 2003.

The $1.4 million increase in interest expense for the year ended December 31, 2003 as compared to December 31, 2002 primarily relates to the increase in principal amount of outstanding convertible subordinated notes resulting from our issuance in June and July 2003 of $110.0 million due June 2010. This expense was offset by the decrease in the interest payable on notes exchanged in certain privately negotiated transactions, and a reduction in the principal amount of outstanding notes resulting from such exchanges and repurchases of outstanding notes.

We reclassified approximately $1.4 million and $1.3 million for the years ended December 31, 2003 and 2002, respectively, from general and administrative expenses to interest expense. This reclassification was made to record the amortization of debt issuance costs to interest expense which is the proper accounting under Accounting Principles Board No. 21, Interest on Receivables and Payables and EITF 86-15 Increasing-Rate Debt. Debt issuance costs associated with our outstanding convertible subordinated debentures, are recorded as other assets on our balance sheet, and are amortized to interest expense ratably over the term of the related debt.

Benefit (Provision) for income taxes (in thousands except percentages)

2004	2003	2002	Increase/ (Decrease) To Provision 2004 vs 2003	Increase/ (Decrease) To Provision 2003 vs 2002	Percentage Increase/ (Decrease) 2004 vs 2003	Percentage Increase/ (Decrease) 2003 vs 2002
$163	$(169)	$ —	$(332)	$169	(196)%	—

We recorded a benefit for income taxes of $0.2 million for the year ended December 31, 2004; a provision of $0.2 million for the year ended December 31, 2003; and nil for the year ended December 31, 2002. The benefit (provision) relate entirely to state taxes on our Alabama subsidiary. For our Alabama subsidiary, we have recorded a deferred tax asset of $0.8 million, and a benefit of $0.4 million related to employee stock option exercises, which has been credited to additional paid in capital.

We have also recorded a deferred tax asset related to our operations outside of Alabama of $219.5 million, which has been fully reserved due to the lack of earnings history for these operations. A portion of the valuation allowance of approximately $31.2 million relates to a benefit for employee stock option exercises which will be credited to additional paid in capital when realized.

We account for federal income taxes under SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Because of our lack of earnings history, the net deferred tax assets for our operations outside of Alabama have been fully offset by a valuation allowance.

Restructurings

In December 2003, we recorded a total charge of approximately $2.0 million related to a workforce reduction of 35 employees, which represented approximately 5% of our base employees. The reduction affected all business locations. The $2.0 million charge included $1.1 million in severance compensation, $0.1 million in health benefits, $0.2 million in out placement services, and $0.6 million of non-cash expenses related to stock compensation. Approximately $1.6 million of this amount was included in research and development costs and approximately $0.3 million was included in general and administrative costs. The liability as of December 31, 2003 was $0.3 million.

In December 2002, we recorded a charge of approximately $2.6 million related to a workforce reduction of 73 employees, which represented approximately 10% of our employees. The reduction affected all business functions and job classes mainly at our San Carlos facility. The $2.6 million charge included $1.7 million in severance compensation, $0.5 million in health benefits, $0.3 million in out placement services, and $0.1 million of non-cash expenses related to stock compensation. Approximately $2.1 million of this amount was included in research and development costs and approximately $0.5 million was included in general and administrative costs. During December 2002, $1.0 million was paid out associated with severance and other employee benefits. At December 31, 2002, we had a remaining accrual of $1.6 million of which $1.4 million was paid out in the first quarter of 2003. The excess $0.2 million was reversed during the second quarter of 2003.

In September 2002 we incurred restructuring charges associated with the disposal of a purchased technology. In connection with this disposal we incurred a total charge of approximately $2.6 million comprised of $1.2 million in salaries, $0.5 million as a reserve for fixed assets, $0.3 million as a reserve for other assets, and $0.6 million for outside services. All of these charges were expensed to research and development. The liability as of December 31, 2004, 2003, and 2002 was $0.2 million and $0.7 million, and $2.5 million, respectively.

Liquidity and Capital Resources

We have financed our operations primarily through public and private placements of our debt and equity securities, revenue from development contracts, product sales and short-term research and feasibility agreements, financing of equipment acquisitions and tenant improvements, and interest income earned on our investments of cash. We do not utilize off-balance sheet financing arrangements as a source of liquidity or financing. At December 31, 2004 we had cash, cash equivalents and short-term investments of approximately $418.7 million.

	Year Ended December 31,
	2004	2003	2002
	(in millions, except current ratio)
Cash, cash equivalents and short-term investments	$418.7	$286.0	$294.0
Cash provided by/(used in)
Operating activities	$(78.1)	$(76.2)	$(75.0)
Investing activities	$(88.9)	$4.1	$40.3
Financing activities	$207.4	$101.3	$38.7
Capital expenditures (included in investing activities above)	$(24.2)	$(18.7)	$(16.3)

Our operations used cash of $78.1 million for the year ended December 31, 2004 as compared to $76.2 million and $75.0 million for the years ended December 31, 2003 and 2002, respectively. For the year ended December 31, 2004, the $78.1 million cash used in operations primarily reflected the loss of $101.9 million partially offset by a loss on debt extinguishment of $9.3 million and depreciation and amortization of $18.0 million. For the year ended December 31, 2003, the $76.2 million cash used in operations primarily reflected the net loss of $65.9 million, the non-cash gain on debt extinguishment of $12.0 million and depreciation and amortization expense of $18.2 million. For the year ended December 31, 2002, the $75.0 million of cash used in operations primarily reflects the net loss of $107.5 million, partially offset by depreciation and amortization of $18.4 million, and an increase to deferred revenue of $6.0 million.

Cash flows used by investing activities were $88.9 million for the year ended December 31, 2004 as compared to $4.1 million cash provided and $40.3 million cash provided by investing activities for the years ended December 31, 2003 and 2002, respectively. Cash flows used or provided for investing activities for the year ended December 31, 2004, 2003, and 2002 were driven primarily by the purchase, sale, and maturity of investment securities. These cash proceeds were either reinvested or used in operations. We purchased property and equipment of approximately $24.2 million, $18.7 million, and $16.3 million during the years ended December 31, 2004, 2003 and 2002, respectively. The increase in purchased property and equipment in 2004 as compared to 2003 primarily reflects the cost of improvements made to our Huntsville, AL facility as well as capital expenditures made in preparation for a potential commercial launch of Exubera®.

Cash flows provided by financing activities were $207.4 million for the year ended December 31, 2004, compared to $101.3 million and $38.7 million of the years ended December 31, 2003 and 2002, respectively. Cash flow provided by financing activities in the year ended December 31, 2004 was primarily due to the sale of 9.5 million shares of our common stock in March 2004 at a price of $20.71 per common share for proceeds of approximately $196.4 million, net of issuance costs; cash received from employee exercises of stock options of approximately $13.7 million; a loan received from Pfizer of approximately $4.4 million; partially offset by repayment of bank loans and capital lease obligations of $8.0 million. Cash flows provided by financing activities in the year ended December 31, 2003 was primarily due to the issuance of $106.1 million of 3% convertible subordinated notes due 2010. Cash flow provided by financing activities in the year ended December 31, 2002 was primarily due to the issuance of $40.0 million of convertible preferred stock.

In April 2004, we called for redemption of all of our outstanding 6 3/4% convertible subordinated notes due October 2006. Holders of all but $10,000 in principal amount converted their notes prior to the redemption date, resulting in the issuance of approximately 0.5 million shares of our common stock. We redeemed the $10,000 in principal amount not converted into equity for cash in the amount of $10,000. The aggregate amount of notes converted was approximately $7.8 million.

In March 2004, we entered into an underwriting agreement with Lehman Brothers Inc. pursuant to which we sold 9.5 million shares of our common stock at a price of $20.71 per common share for proceeds of approximately $196.4 million, net of issuance costs. The proceeds are to be used for general corporate purposes, which may include:

•	investing in or accelerating various product development programs, including Exubera®;

•	undertaking potential acquisitions;

•	developing technologies; and

•	retiring our outstanding debt.

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

As a result of the transactions related to convertible subordinated debt during the year ended December 31, 2004, our total contractual obligation with regard to convertible subordinated debt has decreased from $360.0 million at December 31, 2003 to $173.9 million at December 31, 2004. All of our outstanding convertible subordinated debt as of December 31, 2004 will mature in 2007.

Given our current cash requirements, we forecast that we will have sufficient cash to meet our net operating expense requirements for at least the next two years. We plan to continue to invest in our growth and the need for cash will be dependent upon the timing of these investments. Our capital needs will depend on many factors, including continued progress in our research and development arrangements, progress with preclinical and clinical trials of our proprietary and partnered products, the time and costs involved in obtaining regulatory approvals, the costs of developing and scaling up each manufacturing operation of our technologies, the timing and cost of our clinical and commercial production facilities, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, the need to acquire licenses to new technologies, and the status of competitive products. The entire outstanding balance of convertible subordinated debt as of December 31, 2004 of $173.9 million will mature in 2007. We are not likely to be able to satisfy this entire obligation through cash flow generated by our operations. To satisfy our long-term needs, we intend to seek additional funding, as necessary, from corporate partners and from the sale of securities. Because we are an early stage biotechnology company, we do not qualify to issue investment grade debt or have access to certain credit facilities. As a result, any financing we undertake will likely involve the issuance of equity, convertible debt instruments or high-yield debt to fund our working capital. To date we have been primarily dependent upon equity and convertible debt financings for capital and have incurred substantial debt as a result of our issuances of subordinated notes and debentures that are convertible into our common stock. Our substantial debt, the market price of our securities, and the general economic climate, among other factors, could have material consequences for our financial position and could affect our sources of short-term and long-term funding. There can be no assurance that additional funds, if and when required, will be available to us on favorable terms, if at all.

The following is a summary of our contractual obligations as of December 31, 2004 (in thousands):

		Payment Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
San Carlos real estate capital lease including interest	$54,762	$5,855	$11,214	$8,051	$29,642
San Carlos tenant improvement loan	1,706	121	1,585	—	—
Interest payable	17,483	7,009	10,474	—	—
Operating leases	18,905	2,652	5,181	4,999	6,073
Principal amount of convertible subordinated notes and debentures	173,949	—	173,949	—	—
Purchase obligations (1)	23,072	23,072	—	—	—
Other obligations (2)	17	17	—	—	—

Total	$289,894	$38,726	$202,403	$13,050	$35,715

Note:	The above table does not include certain commitments and contingencies which are discussed in detail in footnote 9 to the audited financial statements for the year ended December 31, 2004. The above table also does not include $9.2 million non-interest bearing loan from Pfizer, which is contingently payable upon commercial launch of Exubera® (see note 8).
(1)	Substantially all of this amount had been ordered on definitive purchase orders as of December 31, 2004, but could be canceled by us at any time. If canceled, we could be charged restocking and/or cancellation fees up to 25%.
(2)	Consists of certain equipment capital leases.

Item 7A. Quantitative and Qualitative Disclosures of Market Risk

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in short term securities and maintain a weighted average maturity of one year or less.

A hypothetical 50 basis point increase in interest rates would result in an approximate $1.2 million decrease, less than 1%, in the fair value of our available-for-sale securities at December 31, 2004. This potential change is based on sensitivity analyses performed on our investment securities at December 31, 2004. Actual results may differ materially. The same hypothetical 50 basis point increase in interest rates would have resulted in an approximate $0.9 million decrease, less than 3%, in the fair value of our available-for-sale securities at December 31, 2003.

Foreign Currency Risk

Our operations include research and development, manufacturing, and sales activities in the U.S. and Europe. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or economic conditions in the foreign markets in which we have exposure. Our operating results are exposed to changes in exchange rates between the U.S. dollar and various foreign currencies, most significantly the British Pound.

To limit our economic exposure to foreign currency exchange rate fluctuations with respect to British Pounds, we periodically purchase British Pounds on the spot market and hold in a U.S. bank account. At December 31, 2004, we held British Pounds valued at approximately $8.4 million in a U.S. bank account, using the exchange rate as of period end. This amount is included in cash on our balance sheet. During the year ended

December 31, 2004, an immaterial amount of losses resulting from revaluing British Pounds at the current exchange rate were included in other income (expense). As part of our risk management strategy, we may decide to use derivative instruments, including forwards, foreign currency swaps and options to hedge certain foreign currency and interest rate exposures, however, to date we have not entered into any such derivative instruments. We do not use derivative contracts for speculative purposes.

A hypothetical 10% increase in the U.S. dollar relative to the British Pound as of December 31, 2004, would have resulted in an additional $0.7 million of foreign exchange loss on the British Pounds held in our account in the U.S. for the year ended December 31, 2004. We did not hold British Pounds in a U.S. bank account during the year ended December 31, 2003.

Interest Rate Risk on our Convertible Subordinated Notes

Increases in the interest rates and fluctuations in our stock price could affect the fair market value of our convertible subordinated notes and debentures, which pay a fixed rate of interest. As of December 31, 2004, we had approximately $173.9 million in outstanding convertible subordinated notes and debentures with a fair value of $171.3 million.

A hypothetical 50 basis point increase in interest rates would result in an approximate $1.8 million decrease and a $4.0 million decrease in the fair value of our convertible subordinated debentures as of December 31, 2004 and 2003, respectively.

Item 8. Consolidated Financial Statements and Supplementary Data

NEKTAR THERAPEUTICS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Nektar Therapeutics

We have audited the accompanying consolidated balance sheets of Nektar Therapeutics as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the index at 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nektar Therapeutics at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As described in Note 1, the Company has restated its 2003 and 2002 consolidated financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Nektar Therapeutics’ internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005, expressed an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting.

/S/    ERNST & YOUNG LLP

Palo Alto, California

March 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Nektar Therapeutics

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting,” that Nektar Therapeutics (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of a material weakness in the Company’s financial statement close process, including insufficient review related to the application of its accounting policies and the presentation of disclosures in the notes to the financial statements, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Nektar Therapeutics’ management is responsible for maintaining effective internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. The Company has a material weakness in its financial statement close process, including insufficient review related to the application of its accounting policies and the presentation of disclosures in the notes to the financial statements. The material weakness arises from staff with inadequate proficiency to apply the Company’s accounting policies in accordance with U.S. generally accepted accounting principles (“GAAP”). This material weakness impacts the Company’s ability to report financial information in conformity with U.S. GAAP, which could affect all significant financial statement accounts and has resulted in (i) a restatement of the 2002 and 2003 consolidated financial statements to reflect reclassifications of certain amounts between research and development expense, general and administrative expense, and interest expense; (ii) a restatement of the quarterly unaudited consolidated financial statements for each of the three quarters through September 30, 2004 and for each of the four quarters in 2003, to reflect the reclassification of expenses discussed in (i) above; and (iii) the prior restatement of the 2003 consolidated financial statements to reduce the gain on debt extinguishment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 financial statements, and this report does not affect our report dated March 11, 2005 on those financial statements.

In our opinion, management’s assessment that Nektar Therapeutics did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Nektar Therapeutics has not maintained effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

/S/    ERNST & YOUNG LLP

Palo Alto, California

March 11, 2005

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As Nektar’s Chief Executive Officer and Chief Financial Officer, we are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our internal control system was designed to provide reasonable assurance to management and our board of directors regarding the reliability of financial reporting and preparation of published financial statements in accordance with generally accepted accounting principles.

A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is a more than a remote likelihood that a misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we have assessed the effectiveness of our internal control over financial reporting as of December 31, 2004, and as a result of this assessment, we have concluded that we have a material weakness in our financial statement close process, including insufficient review of the following:

•	the application of our accounting policies and

•	disclosures in the notes to our financial statements.

This material weakness in our financial statement close process arises from staff with inadequate proficiency to apply the Company’s accounting policies in accordance with U.S. generally accepted accounting principles.

This material weakness impacts the Company’s ability to report financial information in conformity with U.S. generally accepted accounting principles, which could affect all significant financial statement accounts and has resulted in:

•	a restatement of the 2002 and 2003 consolidated financial statements to reflect reclassifications of certain amounts between research and development expense, general and administrative expense, and interest expense;

•	a restatement of all four quarters of 2003 and the first three quarters of 2004 to reflect reclassifications of certain amounts between research and development expense, general and administrative expense, and interest expense; and

•	the prior restatement of the 2003 consolidated financial statements to reduce the gain on debt extinguishment.

In making our assessment of internal control over financial reporting, we used the criteria issued in the report Internal Control-Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission. Because of the material weakness described above, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2004 based on these criteria.

Our independent registered public accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting which is included elsewhere herein.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share information)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$104,414	$64,050
Short-term investments	314,326	221,917
Trade accounts receivable, net of allowance for doubtful accounts of $43 and $702 at December 31, 2004 and 2003, respectively	12,842	6,153
Inventory, net	10,691	8,559
Other current assets	12,266	5,819

Total current assets	454,539	306,498

Restricted investments	—	12,442
Property and equipment, net	151,247	149,388
Goodwill	130,120	130,120
Other intangible assets, net	6,456	10,963
Deposits and other assets	2,559	7,377

Total assets	$744,921	$616,788

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$7,141	$8,074
Other accrued expenses	15,065	15,999
Short-term debt	15	288
Interest payable	2,010	2,436
Capital lease obligations—current	1,532	1,341
Deferred revenue	29,890	18,719

Total current liabilities	55,653	46,857

Convertible subordinated notes and debentures	173,949	359,988
Capital lease obligations—noncurrent	23,568	31,686
Other long-term liabilities	22,292	11,956
Accrued rent	2,117	2,110

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, 10,000 shares authorized
Series A, $0.0001 par value: 3,100 shares designated; no shares issued or outstanding at December 31, 2004 and December 31, 2003.	—	—
Convertible Series B, $0.0001 par value: 40 shares designated; 20 and 40 shares issued and outstanding at December 31, 2004 and December 31, 2003, respectively; liquidation preference of $19,945 and $40,000 at December 31, 2004 and December 31, 2003, respectively.	—	—
Common stock, $0.0001 par value; 300,000 authorized; 84,572 and 56,197 shares issued and outstanding at December 31, 2004 and December 31, 2003, respectively.	8	6
Capital in excess of par value	1,187,575	778,500
Deferred compensation	(2,764)	(38)
Accumulated other comprehensive income/(loss)	(356)	958
Accumulated deficit	(717,121)	(615,235)

Total stockholders’ equity	467,342	164,191

Total liabilities and stockholders’ equity	$744,921	$616,788

See accompanying notes.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information)

	Years Ended December 31,
	2004	2003	2002
Revenue:
Contract research revenue	$89,185	$78,962	$76,380
Product sales	25,085	27,295	18,465

Total revenue	114,270	106,257	94,845

Operating costs and expenses:
Cost of goods sold	19,798	14,678	7,020
Research and development (as restated for 2003 and 2002)	133,523	122,149	147,627
General and administrative (as restated for 2003 and 2002)	30,967	29,966	34,504
Amortization of other intangible assets	3,924	4,219	4,507

Total operating costs and expenses	188,212	171,012	193,658

Loss from operations (as restated for 2003 and 2002)	(73,942)	(64,755)	(98,813)
Gain/(loss) on debt extinguishment	(9,258)	12,018	—
Other income/(expense), net	296	983	(996)
Interest income	6,602	5,360	10,222
Interest expense (as restated for 2003 and 2002)	(25,747)	(19,327)	(17,881)

Loss before benefit/(provision) for income taxes	(102,049)	(65,721)	(107,468)

Benefit/(provision) for income taxes	163	(169)	—

Net loss	$(101,886)	$(65,890)	$(107,468)

Basic and diluted net loss per share	$(1.30)	$(1.18)	$(1.94)

Shares used in computing basic and diluted net loss per share	78,461	55,821	55,282

See accompanying notes.

NEKTAR THERAPEUTICS

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

	Preferred Shares		Common Shares		Capital In Excess of Par Value	Deferred Compensation	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value
Balance at January 1, 2002	—	—	55,094	$5	$712,039	$(923)	$1,069	$(441,877)	$270,313

Common stock issued upon exercise of stock options	—	—	197	1	440	—	—	—	441
Preferred stock issued as part of Enzon Settlement	40	—	—	—	40,000	—	—	—	40,000
Stock based compensation related to consultants	—	—	—	—	306	—	—	—	306
Stock based compensation related to employee severance	—	—	—	—	95	—	—	—	95
Shares issued for retirement plans	—	—	121	—	960	—	—	—	960
Shares issued for services rendered	—	—	141	—	975	—	—	—	975
Reversal of deferred compensation due to terminations	—	—	—	—	(135)	135	—	—	—
Amortization of deferred compensation	—	—	—	—	—	549	—	—	549
Other comprehensive income/(loss)	—	—	—	—	—	—	599	—	599
Net loss	—	—	—	—	—	—	—	(107,468)	(107,468)

Comprehensive loss	—	—	—	—	—	—	—	—	(106,869)

Balance at December 31, 2002	40	—	55,553	6	754,680	(239)	1,668	(549,345)	206,770

Common stock issued upon exercise of stock options	—	—	362	—	1,959	—	—	—	1,959
Premium associated with newly issued convertible subordinated notes	—	—	—	—	19,208	—	—	—	19,208
Stock based compensation related to consultants	—	—	—	—	178	—	—	—	178
Stock based compensation related to employee severance	—	—	—	—	677	—	—	—	677
Shares issued for employee stock purchase plan	—	—	140	—	595	—	—	—	595
Shares issued for retirement plans	—	—	142	—	1,203	—	—	—	1,203
Amortization of deferred compensation	—	—	—	—	—	201	—	—	201
Other comprehensive income/(loss)	—	—	—	—	—	—	(710)	—	(710)
Net loss	—	—	—	—	—	—	—	(65,890)	(65,890)

Comprehensive loss									(66,600)

Balance at December 31, 2003	40	—	56,197	6	778,500	(38)	958	(615,235)	164,191

Common stock issued upon exercise of stock options	—	—	1,817	—	13,665	—	—	—	13,665
Common stock issued to public, net of issuance costs of $3,088	—	—	9,500	1	196,411	—	—	—	196,412
Conversion of convertible subordinate notes net of issuance costs of $2,315	—	—	15,974	1	191,281	—	—	—	191,282
Conversion of preferred stock to common stock	(20)	—	880	—	—	—	—		—
Stock based compensation related to consultants	—	—	—	—	678	—	—	—	678
Stock based compensation related to employee severance	—	—	—	—	247	—	—	—	247
Shares issued for employee stock purchase plan	—	—	126	—	1,285	—	—	—	1,285
Shares issued for retirement plans	—	—	66	—	1,158	—	—	—	1,158
Shares issued for exercise of warrants	—	—	12	—	—	—	—	—	—
Tax benefit related to employee stock option exercises					448				448
Amortization of deferred compensation	—	—	—	—	3,902	(2,726)	—	—	1,176
Other comprehensive income/(loss)	—	—	—	—	—	—	(1,314)	—	(1,314)
Net loss	—	—	—	—	—	—	—	(101,886)	(101,886)

Comprehensive loss									(103,200)

Balance at December 31, 2004	20	—	84,572	$8	$1,187,575	$(2,764)	$(356)	$(717,121)	$467,342

See accompanying notes.

NEKTAR THERAPEUTICS

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2004	2003	2002
Cash flows used in operating activities:
Net loss	$(101,886)	$(65,890)	$(107,468)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase/(decrease) in allowance for doubtful accounts	(659)	69	633
Increase in inventory reserve	1,553	1,613	—
Loss/(Gain) on debt extinguishment	9,258	(12,018)	—
Depreciation	12,557	12,279	12,645
Amortization of other intangible assets	4,507	4,507	4,507
Amortization of debt issuance costs	947	1,430	1,268
Amortization of deferred compensation	1,176	201	549
Issuance of common stock for retirement plans	1,158	1,203	960
Stock-based compensation for employee severence	247	677	95
Stock-based compensation for services rendered	678	178	1,281
Tax benefit related to employee stock option exercises	448	—	—
Gain on sale of assets	(531)	(92)	—
Loss on disposal of assets	69	—	—
Loss on impairment of marketable equity securities	—	—	721
Changes in assets and liabilities:
Increase in trade accounts receivable	(6,032)	(1,852)	(495)
Increase in inventories	(3,685)	(3,863)	(3,108)
Decrease (increase) in other assets	(4,399)	1,708	4,695
Increase (decrease) in accounts payable	(683)	(581)	970
Increase (decrease) in accrued expenses	(2,520)	(11,361)	3,591
Decrease in interest payable	(426)	(1,326)	(826)
Increase/(decrease) in deferred revenue	11,341	(3,367)	5,974
Increase (decrease) in other liabilities	(1,260)	284	(967)

Net cash used in operating activities	(78,142)	(76,201)	(74,975)

Cash flows from investing activities:
Purchases of short-term investments	(400,468)	(228,521)	(280,650)
Sales of short-term investments	18,842	56,762	117,804
Maturities of short-term investments	285,020	206,927	216,007
Purchase of restricted investments	(28)	(14,492)	—
Maturities of restricted investments	12,470	2,050	—
Acquisition of Shearwater, net of cash acquired and purchase price adjustments	—	—	3,443
Disposal of property and equipment	—	92	39
Proceeds from the sale of interest in partnership, net	22,450	—	—
Purchase of building, net	(2,953)	—	—
Purchases of property and equipment	(24,241)	(18,746)	(16,327)

Net cash provided by/(used in) investing activities	(88,908)	4,072	40,316

Cash flows from financing activities:
Proceeds from loan and capital lease financing	4,399	12,363	1,146
Payments of loan and capital lease obligations	(7,971)	(3,537)	(2,863)
Issuance of convertible subordinated debentures, net of issuance costs	—	106,100	—
Repurchase of convertible subordinated debentures	(376)	(16,180)	—
Issuance of preferred stock	—	—	40,000
Issuance of common stock, net of issuance costs	196,412	—	—
Issuance of common stock related to employee stock purchase plan	1,285	595	—
Issuance of common stock related to employee stock exercises	13,665	1,959	441

Net cash provided by financing activities	207,414	101,300	38,724

Net increase/(decrease) in cash and cash equivalents	40,364	29,171	4,065
Cash and cash equivalents at beginning of period	64,050	34,879	30,814

Cash and cash equivalents at end of period	$104,414	$64,050	$34,879

See accompanying notes

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

Note 1—Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

Our Company was originally incorporated in California in 1990. We were reincorporated in Delaware in 1998. In January 2003, we changed our name from Inhale Therapeutic Systems, Inc. to Nektar Therapeutics.

Our business is to advance therapeutics through improved drug delivery. We have three drug delivery technology platforms that are designed to improve the performance of molecules and drug delivery. The platforms are: Nektar Advanced PEGylation Technology, Nektar Pulmonary Technology and Nektar Supercritical Fluid (“SCF”) Technology.

Our mission is to develop superior therapeutics to make a difference in patients’ lives. We pursue our mission in two ways. First, we partner with pharmaceutical and biotechnology companies that seek to improve and differentiate their products. In addition, we are in the early-stages of development of our own proprietary products. We are working to become one of the world’s leading drug delivery products companies.

Restatement

Certain prior year amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2003, as amended, have been restated to correct for misapplications of our accounting policies related to generally accepted accounting principles in the U.S. (“GAAP”). Also, certain amounts reported in our Quarterly Reports on Form 10-Q during the years 2004 and 2003 have been restated to correct for these misapplications of GAAP (see note 15). These reclassifications did not result in any change to our cash position, revenue, or net loss for the years ended December 31, 2003 or December 31, 2002 or for any quarterly period during the years ended December 31, 2004 or 2003.

The specific misapplications of GAAP that lead to this conclusion are as follows:

•	We have reclassified approximately $9.4 million and $9.8 million for the years ended December 31, 2003 and 2002, respectively, from research and development expenses to general and administrative expenses. This reclassification included legal expenses related to our intellectual property portfolio and a portion of finance, information systems, and human resource expenses that were not clearly related to research and development and are required to be classified outside of research and development expenses under Statement Financial Accounting Standards No. 2, Accounting for Research and Development Costs.

•	We reclassified approximately $1.4 million and $1.3 million for the years ended December 31, 2003 and 2002, respectively, from general and administrative expenses to interest expense. This reclassification was made to record the amortization of debt issuance costs to interest expense as required under Accounting Principles Board No. 21, Interest on Receivables and Payables and EITF 86-15 Increasing-Rate Debt.

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

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Principles of Consolidation

Our consolidated financial statements include the financial position and results of operations and cash flows of our wholly-owned subsidiaries: Nektar Therapeutics AL, Corporation (“Nektar AL”), formerly Shearwater Corporation; Nektar Therapeutics UK, Ltd. (“Nektar UK”), formerly Bradford Particle Design Ltd; and Inhale Therapeutic Systems Deutschland GmbH (“Inhale Germany”). As of December 31, 2003 our consolidated financial statements also included the financial statements of Inhale 201 Industrial Road, L.P., a real estate partnership in San Carlos, California and Shearwater Polymers, LLC, a real estate partnership in Alabama. As of September 30, 2004, these real estate partnerships were dissolved and are no longer included in our consolidated financial statements (see note 13). All intercompany accounts and transactions have been eliminated in consolidation.

Our consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting our consolidated financial results. The process by which each foreign subsidiary’s financial results are translated into U.S. dollars is as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner results in an accumulated other comprehensive gain (loss) in the stockholders’ equity section. To date, such cumulative translation adjustments have not been material to our consolidated financial position.

Significant Concentrations

Cash equivalents and short-term investments are financial instruments that potentially subject us to concentration of risk to the extent of the amounts recorded in the consolidated balance sheet. We limit our concentration of risk by diversifying our investment amount among a variety of industries and issuers and by limiting the average maturity to approximately one year or less. Our professional portfolio managers adhere to this investment policy as approved by our Board of Directors.

Our customers are primarily pharmaceutical and biotechnology companies that are located in the U.S. and Europe. Our account receivable balance contains trade receivables from product sales and collaborative research agreements. At December 31, 2004, four different customers represented 25%, 23%, 16%, and 10% of our accounts receivable, respectively, and at December 31, 2003 one customer represented 63% of our accounts receivable. We provide for a general allowance for doubtful accounts by reserving for specifically identified doubtful accounts plus a percentage of past due amounts. We have not experienced significant credit losses from our accounts receivable or collaborative research agreements, and none is currently expected. We perform a regular review of our customer’s payment history and associate credit risks and do not require collateral from our customers.

In addition, we are dependent on our partners, vendors and contract manufacturers to provide raw materials, drugs, and devices of appropriate quality and reliability and to meet applicable regulatory requirements. Consequently, in the event that supplies are delayed or interrupted for any reason, our ability to develop our products could be impaired, which could have a material adverse effect on our business, financial condition and results of operation.

We are dependent on Pfizer as the source of a significant proportion of our revenue. Contract research revenue from Pfizer represented 61%, 61% and 59% of our revenue for the years ended December 31, 2004,

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

2003 and 2002. Deferred revenue from Pfizer represented 76%, 89%, and 72% of deferred revenue as of December 31, 2004, 2003, and 2002, respectively. The termination of this collaboration arrangement could have a material adverse effect on our financial position and results of operations. No other single customer represented 10% or more of our total revenues for any of the three years ended December 31, 2004, 2003, or 2002.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) released a revision to Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“FAS 123R”). FAS 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. We will be required to adopt FAS 123R on July 1, 2005. When we adopt the new statement, we will have to recognize substantially more compensation expense. This would have a material adverse impact on our financial position and results of operations. We are currently in the process of evaluating the effect of adopting FAS 123R.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges beginning July 1, 2005. We do not believe adoption of SFAS No. 153 will have a material effect on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. Also in December 2004, the FASB issued FASB Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004. We do not expect the adoption of these new tax provisions to have a material impact on our consolidated financial position, results of operations, or cash flows.

In November 2004, the FASB released SFAS No. 151, Inventory Costs—An Amendment to ARB No. 43. This Statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as defined by ARB No. 43, Chapter 4, Inventory Pricing. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We will be required to adopt SFAS No. 151 on January 1, 2006. We are currently in the process of evaluating the effect of adopting SFAS No. 151.

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

In June 2004, the FASB Emerging Issues Task Force (“EITF”) issued EITF 02-14, Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock. EITF 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. The accounting provisions of EITF 02-14 are effective for reporting periods beginning after September 15, 2004. We do not expect the adoption of EITF 02-14 to have a material impact on our consolidated financials position, results of operations, or cash flows.

In March 2004, the EITF reached a consensus on EITF 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-01 provides guidance regarding disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. In September 2004, the EITF delayed the effective date for the measurement and recognition guidance; however the disclosure requirements remain effective for annual periods ending after June 15, 2004 (see note 2). We have complied with the disclosure requirements of EITF 03-01, and we will evaluate the impact of the measurement and recognition provisions of EITF 03-01 once final guidance is issued.

Cash, Cash Equivalents and Investments

We consider all highly liquid investments with a maturity at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents include demand deposits held in banks, interest bearing money market funds, commercial paper, federal and municipal government securities, and repurchase agreements. Short-term investments consist of federal and municipal government securities, corporate bonds, and commercial paper with A1, F1, or P1 short-term ratings and A or better long-term ratings with remaining maturities at date of purchase of greater than 90 days and less than two years.

At December 31, 2004, all short-term investments are designated as available-for-sale and are carried at fair value, with unrealized gains and losses reported in stockholders’ equity as accumulated other comprehensive income (loss). Short-term investments are adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities, if any, are included in other income (expense). The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

Inventories

Inventories consist primarily of raw materials, work-in-process and finished goods of Nektar AL. Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost is computed using standard cost, which approximates actual costs on a first-in, first-out basis. Inventories are reflected net of a reserve of $3.2 million and $1.6 million as of December 31, 2004 and 2003, respectively. Reserves are determined using specific identification plus an estimated reserve against finished goods for potential defective or excess inventory based on historical experience. The following is a breakdown of net inventory (in thousands):

	December 31,
	2004	2003
Raw material	$4,848	$4,552
Work-in-process	4,552	3,598
Finished goods	1,291	409

Total	$10,691	$8,559

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Property and Equipment

Property and equipment are stated at cost. Major improvements are capitalized, while maintenance and repairs are expensed when incurred. Laboratory and other equipment are depreciated using the straight-line method generally over estimated useful lives of three to seven years. Leasehold improvements and buildings are depreciated using the straight-line method over the shorter of the estimated useful life or the remaining term of the lease. Buildings are depreciated using the straight-line over the estimated useful life of twenty years.

Certain amounts have been expensed for plant design, engineering and validation costs based on our evaluation that it is unclear whether such costs are ultimately recoverable. These amounts may become fully recoverable only if and when Exubera® is approved by the appropriate regulatory agencies and commercial production commences (see note 3).

Goodwill

Goodwill is tested for impairment at least annually or on an interim basis if an event occurs or circumstances change that would more-likely-than-not reduce the fair value below our carrying value. We performed our annual impairment test and determined that on a consolidated basis, the undiscounted cash flow from our long-range forecast exceeds the carrying amount of our goodwill.

Goodwill will be tested for impairment using a two-step approach. The first step is to compare our fair value to our net asset value, including goodwill. If the fair value is greater than our net asset value, goodwill is not considered impaired and the second step is not required. If the fair value is less than our net asset value, the second step of the impairment test measures the amount of the impairment loss, if any. The second step of the impairment test is to compare the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. The implied fair value of goodwill is calculated in the same manner that goodwill is calculated in a business combination, whereby the fair value is allocated to all of the assets and liabilities (including any unrecognized intangible assets) as if they had been acquired in a business combination and the fair value was the purchase price. The excess “purchase price” over the amounts assigned to assets and liabilities would be the implied fair value of goodwill.

The impairment tests for goodwill are performed at the corporate entity level, which we have identified to be our only reporting unit. In the future, we may determine that impairment tests should be performed at a level below the reporting unit level, depending on whether certain criteria are met.

Other Intangible Assets

Acquired technology and other intangible assets with definite useful lives are amortized on a straight-line basis over their estimated useful lives, which we currently estimate to be a period of five to seven years. Acquired technology and other intangible assets are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. If impaired, asset values are adjusted to fair value. Acquired technology and other intangible assets include proprietary technology, intellectual property, and supplier and customer relationships acquired from third parties or in business combinations.

We periodically evaluate whether changes have occurred that would require revision of the remaining estimated useful lives of these assets or otherwise render the assets unrecoverable. If such an event occurred, we would determine whether the other intangibles are impaired. To date, no such impairment losses have been recorded.

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Derivative Instruments

We are exposed to foreign currency exchange rate fluctuations and interest rate changes in the normal course of our business. As part of our risk management strategy, we may use derivative instruments, including forwards, swaps and options to hedge certain foreign currency and interest rate exposures. We do not use derivative contracts for speculative purposes. To date, we have not entered into any such derivative instruments other than the interest rate swap discussed below which was accounted for in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities.

During 2003 and part of 2004, we had a bank loan which had been secured by one of our Nektar AL facilities in Alabama. This loan originally had a variable rate of interest tied to the LIBOR index. In November 2003, we entered into an interest rate swap agreement to limit our exposure to fluctuations in U.S. interest rates. The interest rate swap agreement effectively converts a portion of our debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. The swap is designated a cash flow hedge. Under the terms of our swap arrangement, we paid an initial effective interest rate of 5.17%. This rate was variable on a monthly basis based on changes in the LIBOR index, but only to a maximum of 7.05%.

This swap had been accounted for as a derivative subject to SFAS No. 133, Accounting for Derivatives and Hedging Activity. Because there is still potential variability in our effective interest rate, this specific swap arrangement was not an effective hedge. Accordingly, we recorded the fair value of this derivative at December 31, 2003 by recording a liability and corresponding interest expense of $0.2 million. The fair value is adjusted to market value on a quarterly basis, with an increase in interest rates generally resulting in a reduction in the liability and a decrease to interest expense, and a decrease in interest rates generally resulting in an increase to the liability and an increase in interest expense. The fair value of the swap was included in other long-term liabilities on our balance sheet as of December 31, 2003.

In September 2004, we retired the bank loan after paying the remaining principal balance of $5.6 million. We also retired the interest rate swap agreement by paying $0.3 million to the lender, representing the fair value of this instrument on that date which was equal to the swap liability recorded on our books. This amount was charged to interest expense.

To limit our exposure to foreign currency exchange rate fluctuations with respect to British Pounds, we have periodically purchased British Pounds on the spot market and hold in a U.S. bank account. At December 31, 2004, we held British Pounds valued at approximately $8.4 million in a U.S. bank account, using the exchange rate as of period end. Such amount is included in cash on our balance sheet. During the year ended December 31, 2004, an immaterial amount of losses resulting from revaluing British Pounds at the current exchange rate were included in other income/(expense).

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Comprehensive Gain (Loss)

Comprehensive loss is comprised of net loss and other comprehensive gain (loss). Other comprehensive gain included unrealized gains (losses) on available-for-sale securities, translation adjustments, and unrealized gains (losses) on available-for-sale securities using the specific identification method. The comprehensive loss consists of the following components net of related tax effects (in thousands):

	For the Years Ended December 31,
	2004	2003	2002
Net loss	$(101,886)	$(65,890)	$(107,468)
Changes in net unrealized losses on available for sale securities	(2,129)	(975)	(195)
Net unrealized losses (gains) reclassified into earnings	23	(48)	241
Net change in cumulative translation adjustment	792	313	553

Comprehensive loss	$(103,200)	$(66,600)	$(106,869)

The components of accumulated other comprehensive income are as follows (in thousands):

	December 31,
	2004	2003
Unrealized gains (losses) on available-for-sale securities	$(1,856)	$250
Foreign currency translation adjustment	1,500	708

Total accumulated other comprehensive income	$(356)	$958

Stock-Based Compensation

We currently apply the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for those plans. Under this opinion, no stock-based employee compensation expense is charged for options that were granted at an exercise price that was equal to the market value of the underlying common stock on the date of grant. Stock compensation costs are immediately recognized to the extent the exercise price is below the fair value on the date of grant and no future vesting criteria exist.

For stock awards issued below our market price on the grant date, we record deferred compensation representing the difference between the price per share of stock award issued and the fair value of the Company’s common stock at the time of issuance or grant, and we amortize this amount over the related vesting periods on a straight-line basis.

Pro forma information regarding net income and earnings per share required by SFAS 123, as amended by SFAS 148, regarding the fair value for employee options and employee stock purchase plan shares was estimated at the date of grant using a Black-Scholes option valuation model with the following weighted-average assumptions:

	December 31,
	2004	2003	2002
Risk-free interest rate	3.3%	2.8%	3.8%
Dividend yield	0.0%	0.0%	0.0%
Volatility Factor	0.707	0.744	0.743
Weighted average expected life	5 years	5 years	5 years

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

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

The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands, except per share information):

	Years Ended December 31,
	2004	2003	2002
Net loss, as reported	$(101,886)	$(65,890)	$(107,468)
Add: stock-based employee compensation included in reported net loss	1,423	878	644
Deduct: total stock-based employee compensation expense determined under fair value methods for all awards	(31,185)	(34,300)	(35,605)

Pro forma net loss	$(131,648)	$(99,312)	$(142,429)

Net loss per share
Basic and diluted, as reported	$(1.30)	$(1.18)	$(1.94)
Basic and diluted, pro forma	$(1.68)	$(1.78)	$(2.58)

Stock compensation expense for options granted to non-employees has been determined in accordance with SFAS 123 and EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in conjunction with Selling, Goods or Services, as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The fair value of options granted to non-employees is re-measured as the underlying options vest.

Revenue Recognition

We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”). Effective July 1, 2003, we adopted the provisions of Emerging Issues Task Force, Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” on a prospective basis.

Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable, and collectability is reasonably assured. Allowances are established for uncollectible amounts.

We enter into collaborative research and development arrangements with pharmaceutical and biotechnology partners that may involve multiple deliverables. For multiple-deliverable arrangements entered into after July 1, 2003 judgment is required in the areas of separability of units of accounting and the fair value of individual elements. The principles and guidance outlined in EITF No. 00-21 provide a framework to (a) determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and (b) determine how the arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. Our arrangements may contain the following elements: collaborative research, milestones, manufacturing and supply, royalties and license fees. For each separate unit of accounting we have objective and

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

reliable evidence of fair value using available internal evidence for the undelivered item(s) and our arrangements generally do not contain a general right of return relative to the delivered item. In accordance with the guidance in EITF No. 00-21, the Company uses the residual method to allocate the arrangement consideration when it does not have fair value of a delivered item(s). Under the residual method, the amount of consideration allocated to the delivered item equals the total arrangement consideration less the aggregate fair value of the undelivered items.

Contract revenue from collaborative research and feasibility agreements is recorded when earned based on the performance requirements of the contract. Advance payments for research and development revenue received in excess of amounts earned are classified as deferred revenue until earned. Revenue from collaborative research and feasibility arrangements are recognized as the related costs are incurred. Amounts received under these arrangements are generally non-refundable if the research effort is unsuccessful.

Payments received for milestones achieved are deferred and recorded as revenue ratably over the next period of continued development. Management makes its best estimate of the period of time until the next milestone is reached. This estimate affects the recognition of revenue for completion of the previous milestone. The original estimate is periodically evaluated to determine if circumstances have caused the estimate to change and if so, amortization of revenue is adjusted prospectively.

Product sales are derived primarily from cost-plus manufacturing and supply contracts for our PEG Reagents with individual customers in our industry. Sales terms for specific PEG Reagents are negotiated in advance. Revenues related to our product sales are recorded in accordance with the terms of the contracts. No provisions for potential product returns have been made to date because we have not experienced any significant returns from our customers.

Research and Development

Research and development costs are expensed as incurred and include salaries, benefits, and other operating costs such as outside services, supplies, and allocated overhead costs. We perform research and development for our proprietary products and technology development and for others pursuant to feasibility agreements and development and license agreements. For our proprietary products and internal technology development programs, we may invest our own funds without reimbursement from a collaborative partner. Under our feasibility agreements, we are generally reimbursed for the cost of work performed. Feasibility agreements are designed to evaluate the applicability of our technologies to a particular molecule and therefore are generally completed in less than one year. Under our development and license agreements, products developed using our technologies may be commercialized with a collaborative partner. Under these development and license agreements, we may be reimbursed for development costs, may also be entitled to milestone payments when and if certain development and/or regulatory milestones are achieved, and may be compensated for the manufacture and supply of clinical and commercial product. We may also receive royalties on sales of commercial product. All of our research and development agreements are generally cancelable by the partner without significant financial penalty.

Segment Reporting

We report segment information in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. The Company is managed as one business segment. The entire business is comprehensively managed by our Executive Committee that reports to the Chief Executive Officer. The Executive Committee is our chief operating decision maker. We have multiple technologies, all of which are marketed to a common customer base (pharmaceutical and biotechnology companies which are typically located in the U.S. and Europe).

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Our research revenue is derived primarily from clients in the pharmaceutical and biotechnology industries. Revenue from Pfizer represented 61%, 61% and 59% of our revenue for the years ended December 31, 2004, 2003, and 2002, respectively. Deferred revenue from Pfizer represented 76%, 89%, and 72% of deferred revenue as of December 31, 2004, 2003, and 2002, respectively. Product sales relate to sale of our manufactured Advanced PEGylation Technology products by Nektar AL.

Our accounts receivable balance contains trade receivables from product sales and collaborative research agreements. On December 31, 2004, four different customers represented 25%, 23%, 16%, and 10% of our accounts receivable, respectively. On December 31, 2003, one customer represented 63% of accounts receivable.

We primarily receive contract research revenue from, and provide product sales to, customers located within the United States. Revenues are derived from customers in the following geographic areas (in thousands):

	Years ended December 31,
	2004	2003
Contract research revenue
United States	$87,962	$77,496
United Kingdom	380	418
Other European countries	839	827
All other countries	4	221

Total contract research revenue	$89,185	$78,962

Product sales
United States	$12,893	$15,837
United Kingdom	3,758	2,121
Other European countries	6,629	8,139
All other countries	1,805	1,198

Total product sales	$25,085	$27,295

The net book value of our other long-lived assets is from the following geographic areas (in thousands):

	Years ended December 31,
	2004	2003
United States	$220,714	$228,937
United Kingdom	69,509	68,728
Other European Countries	159	183

Total	$290,382	$297,848

Net Loss Per Share

Basic net loss per share is calculated based on the weighted-average number of common shares outstanding during the periods presented, less the weighted-average shares outstanding which are subject to the Company’s right of repurchase.

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Years ended December 31,
	2004	2003	2002
Numerator:
Net loss	$(101,886)	$(65,890)	$(107,468)

Denominator:
Weighted average number of common shares outstanding	78,461	55,821	55,282

Net loss per share—basic and diluted	$(1.30)	$(1.18)	$(1.94)

Diluted earnings per share would give effect to the dilutive impact of common stock equivalents which consists of convertible preferred stock and convertible subordinated debt (using the as-if converted method), and stock options and warrants (using the treasury stock method). Potentially dilutive securities have been excluded from the diluted earnings per share computations in all years presented as such securities have an anti-dilutive effect on loss per share due to the Company’s net loss. Potentially dilutive securities included the following (in thousands):

	Years Ended December 31,
	2004	2003	2002
Warrants	36	56	56
Options and restricted stock units	13,976	14,953	14,742
Convertible preferred stock	875	1,755	1,755
Convertible debentures and notes	3,831	19,106	6,644

Total	18,718	35,870	23,197

Income Taxes

We account for income taxes under SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Because of our lack of earnings history, the net deferred tax assets for our operations outside of Alabama have been fully offset by a valuation allowance.

Note 2—Financial Instruments

As of December 31, 2004 and 2003, we held a portfolio exclusively of debt securities. Certain of these securities have a fair value less than their amortized cost. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and EITF 03-01, we have recorded the difference between the amortized cost and fair value as a component of accumulated other comprehensive income. Management has concluded that no impairment should be recognized related to these investments because the unrealized losses incurred to date are not considered other than temporary. Management has reached this conclusion based upon its intention to generally hold all debt investments to maturity at which point they are redeemed at full par value, a

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

history of actually holding the majority of our investments to maturity, and our strategy of aligning of the maturity of our debt investments to meet our cash flow needs. Therefore, we will, in most cases, have the ability to hold all of our debt investments to maturity.

We determine the fair value amounts by using available market information. At December 31, 2004 and 2003, the average portfolio duration was approximately one year, and the contractual maturity of any single investment did not exceed twenty-four months at December 31, 2004 and 2003. The gross unrealized gains on available for sale securities at December 31, 2004 and 2003 amounted to approximately nil and $0.4 million, respectively. The gross unrealized losses on available for sale securities at December 31, 2004 and 2003 amounted to approximately $1.9 million and approximately $0.1 million, respectively. As of December 31, 2004, there were 21 securities that had been in a loss position for twelve months or more and which had a fair value $31.4 million and an unrealized loss of $84,000. As of December 31, 2003, there were no securities that had been in a loss position for twelve months or more.

The following is a summary of operating cash and available-for-sale securities as of December 31, 2004 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and Available-for-Sale Securities
Obligations of U.S. government agencies	$164,883	$1	$(923)	$163,961
Obligations of U.S. state and local government agencies	66,500	—	—	66,500
U.S. corporate obligations	154,114	—	(918)	153,196
Non U.S. corporate obligations	4,033	—	(16)	4,017
Repurchase agreements	14,200	—	—	14,200
Cash	16,866	—	—	16,866

Total Cash and Available-for-Sale Securities	$420,596	$1	$(1,857)	$418,740

Amounts included in cash and cash equivalents	$104,414	$—	$—	$104,414
Amounts included in short-term investments (less than one year to maturity)	212,586	—	(916)	211,670
Amounts included in short-term investments (one to two years to maturity)	103,596	1	(941)	102,656

Total Cash and Available-for-Sale Securities	$420,596	$1	$(1,857)	$418,740

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

The following is a summary of operating cash, held-to-maturity, and available-for-sale securities as of December 31, 2003 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-Maturity Securities
U.S. treasury securities	$12,442	$—	$—	$12,442

Cash and Available-for-Sale Securities
Obligations of U.S. government agencies	$138,404	231	(74)	$138,561
U.S. corporate commercial paper	115,010	118	(26)	115,102
Non U.S. corporate obligations	2,343	1	(1)	2,343
Repurchase agreements	9,083	—	—	9,083
Cash	20,878	—	—	20,878

	$285,718	$350	$(101)	$285,967

Total Held-to-Maturity, Cash, and Available-for-Sale Securities	$298,160	$350	$(101)	$298,409

Amounts included in cash and cash equivalents	$64,049	$1	$—	$64,050
Amounts included in short-term investments (less than one year to maturity)	205,610	330	(89)	205,851
Amounts included in short-term investments (one to two years to maturity)	16,059	19	(12)	16,066
Amounts included in restricted investments	12,442	—	—	12,442

Total Held-to-Maturity, Cash, and Available-for-Sale Securities	$298,160	$350	$(101)	$298,409

In June, July, and October 2003, we purchased an aggregate of approximately $14.8 million face value of zero coupon U.S. treasury securities pledged for the exclusive benefit of the holders of our 3% convertible subordinated notes due June 2010. These securities were noted as restricted investments on our balance sheet and were classified as held-to-maturity. In March 2004, we converted $133.3 million of 3% convertible subordinated notes due June 2010 into 11.7 million shares of common stock. In connection with the conversion, we agreed to pay $75.00 per $1,000 of the notes to be converted, for an aggregate payment of approximately $10.0 million. This amount was paid through the sale of these held-to-maturity pledged treasury securities. As a result there were no held-to-maturity securities as of December 31, 2004. The realized gain on these held-to-maturity securities of the date of sale was approximately $26,000.

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Note 3—Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2004	2003
Laboratory and other equipment	$66,503	$53,061
Building and leasehold improvements	85,832	82,733
Land	1,055	8,067
Construction-in-progress	61,525	64,884

Property and equipment at cost	214,915	208,745
Less accumulated amortization and depreciation	(63,668)	(59,357)

Property and equipment, net	$151,247	$149,388

At December 31, 2003, building and leasehold improvements included $29.6 million related to a build-to-suit lease with a real estate partnership. This partnership was 49% owned by us and was fully consolidated into our operations. Accumulated depreciation of the building under lease was approximately $6.6 million for the year ended December 31, 2003. During the year ended December 31, 2004, we entered into a redemption agreement with respect to our interest in the partnership (see note 13). We simultaneously entered into a sale-leaseback agreement and, in accordance with FAS 98, Accounting for Leases, we capitalized the building by recording a capital lease asset and obligation equal to the fair market value of the leased asset of $25.5 million. Accumulated amortization of the building under lease was approximately $1.1 million for the year ended December 31, 2004. Amortization of capital leases is included in depreciation expense.

Construction-in-progress includes assets associated with the scale-up of our commercial manufacturing operations.

Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $12.6 million, $12.3 million and $12.6 million, respectively.

In accordance with SFAS 2, Accounting for Research and Development Costs, we have expensed certain amounts paid for plant design, engineering, and validation costs for the automated assembly line equipment that will be used in connection with the manufacture of the inhaler device for Exubera® because such costs have no alternative future use. The total amount expensed was $1.7 million, $6.6 million, and $7.3 million, for the years ended December 31, 2004, 2003, and 2002, respectively. As of December 31, 2004, the capitalized net book value of the automated assembly line equipment located at our contract manufactures’ sites totals $25.2 million. These assets are intended to be used in connection with the manufacture of the inhaler device for Exubera®. The total amount capitalized amounted to $0.2 million, $1.4 million, and $4.6 million for the years ended December 31, 2004, 2003, and 2002, respectively. These amounts have been capitalized based upon our determination that the related assets have alternative future use and therefore have separate economic or realizable value.

Note 4—Significant Collaborative Research and Development and Product Agreements

We perform research and development for others pursuant to feasibility agreements and collaborative development and license agreements. Under the feasibility agreements, we are generally reimbursed for the cost of work performed. Under our development and license agreements, we may be reimbursed for a portion of our development costs and may also be entitled to milestone payments when and if certain development and/or

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

regulatory milestones are achieved. We may also receive royalties on sales of commercial product. All of our research and development agreements are generally cancelable by our partners without significant financial penalty to the partner. Cost associated with product agreements are recorded as costs of goods sold.

In July 2002, we announced a collaboration arrangement with Chiron Corporation for development of an inhaleable powdered version of PA2794, a proprietary Chiron antibiotic from a class commonly used to treat pulmonary infections. In October 2003, we announced that, at the request of Chiron, for strategic marketing reasons, we discontinued development of this product. We recognized nil, $3.6 million and $1.6 million in revenues for the years ended December 31, 2004, 2003 and 2002, respectively, related to this collaboration.

We entered into an agreement with Eyetech Pharmaceuticals, Inc. in February 2002 to supply our Advanced PEGylation Technology in the development and commercial manufacturing of Macugen® (pegaptanib sodium injection), a PEGylated anti-Vascular Endothelial Growth Factor aptamer currently approved for marketing approval in the U.S. and filed for approval in the EU by Eyetech and its partner, Pfizer. Macugen® is indicated for the treatment of age-related macular degeneration (“AMD”), which is the leading cause of blindness among Americans over the age of 55. Nektar received development milestone payments and will receive royalties on sales of commercialized products, as well as revenues from exclusive manufacturing of the PEG derivative. We will share a portion of the profits on this product with Enzon Pharmaceuticals, Inc. Macugen® is also in Phase II testing for the treatment of diabetic macular edema (“DME”). Under this agreement we recognized revenue of approximately $1.5 million and $0.7 million in 2004 and 2003, respectively.

In February 2002, we entered into a collaboration with Unimed Pharmaceuticals, Inc., a wholly owned subsidiary of Solvay Pharmaceuticals, Inc., to develop an MDI formulation of dronabinol (synthetic delta-9-tetrahydrocannabinol) to be used for multiple indications. Dronabinol is the active ingredient in Unimed’s MARINOL® capsules. MARINOL® capsules are approved in the U.S. for the treatment of anorexia associated with weight loss in patients with AIDS and for the treatment of refractory nausea and vomiting associated with cancer chemotherapy. In the second quarter of 2003, Unimed initiated a Phase I trial. Under the terms of the collaboration, we will be responsible for development of the formulation, as well as clinical and commercial manufacturing of the drug formulation delivery and device. Solvay will be responsible for the clinical development and worldwide commercialization of the drug formulation and delivery device combination. We will receive research and development funding, milestone payments as the program progresses through further clinical testing, and royalty payments on product sales and manufacturing revenues if the product is commercialized. Under this agreement we recognized revenue of approximately $5.5 million, $5.3 million, and $0.5 million in 2004, 2003, and 2002, respectively.

In November 2001, we entered into a collaboration with Chiron to develop a next-generation inhaleable formulation of tobramycin for the treatment of Pseudomonas aeruginosa in cystic fibrosis patients and to explore the development of other inhaled antibiotics using our Pulmonary Technology. We recognized $7.3 million, $5.8 million and $5.9 million in revenue for the years ended December 31, 2004, 2003, and 2002 respectively, related to this collaboration.

We entered into a license, manufacturing and supply agreement for CDP 870 (PEG-anti-TNF alpha antibody fragment) with Celltech Group plc in 2000, which was subsequently assigned to Pharmacia for the rheumatoid arthritis indication. In October 2002, Pharmacia initiated Phase III clinical trials with CDP 870. In April 2003, Pfizer acquired Pharmacia and in February 2004, Pfizer reassigned rights to CDP870 back to Celltech. In 2004, Celltech was acquired by UCB Pharma. Under the agreement, we receive milestone payments, royalties on product sales and PEG manufacturing revenues if the product is commercialized, which are partially shared with

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Enzon. Celltech is also assessing CDP 870 in Phase III studies as a treatment for Crohn’s disease. Under this agreement, we recognized product revenue of approximately $8.5 million and $5.0 million for the years ended December 31, 2004 and 2003, respectively.

We entered into a manufacturing agreement with Schering-Plough Corporation in February 2000 whereby we provide one of our PEG reagents used in the manufacture of PEG-INTRON® (peginterferon alfa-2b) used in the treatment of the hepatitis C virus. Under this agreement, we recognized product revenue of approximately $0.7 million and $1.1 million for the years ended December 31, 2004 and 2003, respectively.

We entered into a license, manufacturing and supply agreement with Sensus Drug Development Corporation (which was subsequently acquired by Pfizer) in January 2000, for the PEGylation of Somavert® (pegvisomant), a human growth hormone receptor antagonist. The agreement provides us with milestone payments, rights to manufacture the PEG reagent and a share of revenues. Somavert® has been approved for marketing in the U.S. and Europe for the treatment of certain patients with acromegaly. In 2004, 2003, and 2002, Somavert® accounted for approximately $1.2 million, $4.8 million, and $3.3 million, respectively, of our product sales.

We entered into a license, supply and manufacturing agreement with Confluent Surgical, Inc. in August 1999, for use of our PEG-hydrogel in Confluent’s SprayGel™ adhesion barrier systems. Under the terms of this arrangement, we manufacture and supply PEG components used in the SprayGel™ system and receive manufacturing and supply revenues from Confluent. We may also receive royalty payments on sales of commercialized products. SprayGel™ was approved for commercial distribution in Europe, receiving product certification by European regulatory authorities in November 2001. In June 2002, Confluent initiated Phase II/III pivotal trials in the U.S. of SprayGel™. Under this agreement we recognized revenue of approximately $0.3 million and $0.3 million in 2004 and 2003, respectively.

We entered into a license, manufacturing and supply agreement in February 1997 with F. Hoffmann-La Roche Ltd. whereby we license to Roche the PEG reagent used in Roche’s PEGASYS® (peginterferon alfa-2b) product for the treatment of chronic hepatitis C. This agreement provides us with milestone payments, rights to manufacture the PEG reagent and a share of revenues related to the PEGASYS® product. A subsequent agreement with Roche related to further collaborative work on PEGASYS® was entered into in April 1999 to develop the PEGylated interferon alfa-2a product. In 2004, 2003, and 2002, Roche accounted for approximately $3.2 million, $4.7 million, and $3.4 million, respectively, of our product sales.

In January 1997, we entered into a collaborative agreement with Centeon (later Aventis-Behring) to develop a pulmonary formulation of alpha-1 proteinase inhibitor to treat patients with alpha-1 antitrypsin deficiency, or genetic emphysema. In January 2004, the agreement was terminated. Under this agreement, we recognized revenue of approximately $2.1 million, $0.9 million, and $3.5 million in 2004, 2003, and 2002, respectively.

We entered into a license, manufacturing and supply agreement with Amgen Inc., in July 1995, to supply one of our PEG reagents, which is utilized in the manufacture of Amgen’s Neulasta®. This product is indicated for reducing the incidence of infection, as manifested by febrile neutropenia in patients with non-myeloid malignancies receiving myelosuppresive anti-cancer drugs. The FDA approved Neulasta® for marketing in the United States in late January 2002. Under this agreement, we recognized product sales revenue of approximately $5.2 million, $6.2 million, and $2.9 million in 2004, 2003, and 2002, respectively.

In January 1995, we entered into a collaborative development and license agreement with Pfizer to develop Exubera® based on our Pulmonary Technology. Under the terms of the agreement, we receive funding consisting of initial fees, contract research and development funding and progress payments. Upon execution of the agreement Pfizer purchased $5.0 million of our Common Stock. In addition, in October 1996, Pfizer purchased

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

an additional $5.0 million of our Common Stock. Pfizer has global commercialization rights for Exubera® while we receive royalties on sales of commercialized products. We will manufacture a portion of inhaleable insulin powder and supply pulmonary inhaler devices to Pfizer. Under this agreement we recognized revenue of approximately $64.4 million, $55.4 million, and $56.1 million in 2004, 2003, and 2002, respectively.

Note 5—Goodwill and Other Intangible Assets

In 2001 we acquired two businesses. The cost to acquire these businesses has been allocated to the assets acquired (including intangibles) and liabilities assumed according to their respective fair values, with the excess purchase price being allocated to goodwill.

Goodwill is tested for impairment at least annually or on an interim basis if an event occurs or circumstances change that would more-likely-than-not reduce the fair value below our carrying value. We performed our annual impairment test and determined that on a consolidated basis, the undiscounted cash flow from our long-range forecast exceeds the carrying amount of our goodwill. The carrying value of goodwill is $130.1 million as of December 31, 2004 and 2003.

Goodwill will be tested for impairment using a two-step approach. The first step is to compare our fair value to our net asset value, including goodwill. If the fair value is greater than our net asset value, goodwill is not considered impaired and the second step is not required. If the fair value is less than our net asset value, the second step of the impairment test measures the amount of the impairment loss, if any. The second step of the impairment test is to compare the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. The implied fair value of goodwill is calculated in the same manner that goodwill is calculated in a business combination, whereby the fair value is allocated to all of the assets and liabilities (including any unrecognized intangible assets) as if they had been acquired in a business combination and the fair value was the purchase price. The excess “purchase price” over the amounts assigned to assets and liabilities would be the implied fair value of goodwill.

The impairment tests for goodwill are performed at the corporate entity level, which we have identified to be our only reporting unit. In the future, we may determine that impairment tests should be performed at a level below the reporting unit level, depending on whether certain criteria are met.

We periodically evaluate whether changes have occurred that would require revision of the remaining estimated useful lives of our other intangible assets or otherwise render the assets unrecoverable. If such an event occurred, we would determine whether the other intangibles are impaired. To date, there have been no events or changes in circumstances that would indicate that the carrying value of such assets may not be recoverable, and therefore we have determined that there has been no impairment on our intangible and other long-lived assets, including capitalized assets related to Exubera®. The components of our other intangible assets as December 31, 2004, are as follows (in thousands except useful life):

	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Core technology	5	$8,100	$5,670	$2,430
Developed product technology	5	2,900	2,030	870
Intellectual property	5-7	7,301	5,500	1,801
Supplier and customer relations	5	5,140	3,785	1,355

Total		$23,441	$16,985	$6,456

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Amortization expense related to other intangible assets totaled $4.5 million for each of the years ended December 31, 2004, 2003, and 2002 ($0.6 million and $0.3 million was recorded to cost of sales for the years ended December 31, 2004 and 2003, respectively). The following table shows expected future amortization expense for other intangible assets until they are fully amortized (in thousands):

Years Ending December 31,
2005	$4,507
2006	1,949
Thereafter	—

Total	$6,456

Note 6—Deposits and Other Assets, Other Accrued Expenses and Other Long-Term Liabilities

Deposits and other assets consist of the following (in thousands):

	December 31,
	2004	2003
Debt issuance costs, net	$2,173	$6,759
Deposits and other assets	386	618

Total deposits and other assets	$2,559	$7,377

Debt issuance costs are associated with our outstanding series of convertible subordinated debentures and notes (see note 7) and are amortized to interest expense ratably over the term of the related debt.

Other accrued expenses consist of the following (in thousands):

	December 31,
	2004	2003
Accrued research and development expenses (other than compensation)	$2,789	$4,012
Accrued general and administrative expenses (other than compensation)	2,054	2,282
Accrued compensation	8,629	9,705
Deferred gain on sale of interest in partnership	1,593	—

Total other accrued expenses	$15,065	$15,999

Deferred gain on sale of interest in partnership is associated with our sale-leaseback transaction of one of our facilities and is being amortized over the term of the lease (see note 13).

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Other long-term liabilities consist of the following (in thousands):

	December 31,
	2004	2003
Tenant improvement loan and equipment leases	$1,398	$7,305
Deferred gain on sale of interest in partnership	10,596	—
Loan from Pfizer	9,165	4,766
Deferred revenue	1,131	961
Minority interest in partnerships	—	(1,951)
Other	2	875

Total other long-term liabilities	$22,292	$11,956

The tenant improvement loan and equipment leases represent the long-term portion of the present value of a tenant improvement loan and certain equipment leases (see note 8). Loan from Pfizer relates to a non-interest bearing loan from Pfizer which is contingently payable upon a commercial launch of Exubera® (see note 8). Minority interest in partnership relates to our partnerships with Inhale 201 and with Shearwater LLC, both of which were dissolved during the year ended December 31, 2004 (see note 13).

Restructurings

Included in accrued expenses is the following restructuring activity:

In December 2003, we recorded a total charge of approximately $2.0 million related to a workforce reduction of 35 employees, which represented approximately 5% of our base employees. The reduction affected all business locations. The $2.0 million charge included $1.1 million in severance compensation, $0.1 million in health benefits, $0.2 million in out placement services, and $0.6 million of non-cash expenses related to stock compensation. Approximately $1.6 million of this amount was included in research and development expenses and approximately $0.3 million was included in general and administrative expenses. The liability as of December 31, 2003 was $0.3 million. The following table summarizes activity in accrued expenses for this restructuring (in thousands):

	Accrual	Utilization	Balance 12/31/03	Reversal	Utilization	Balance 12/31/04
Severance compensation	$1,120	$(963)	$157	$—	$(157)	$—
Health benefits	66	(4)	62	(11)	(72)	(21)
Outplacement	182	(102)	80	(13)	(45)	22
Stock compensation	600	(600)	—	—	—	—

Total	$1,968	$(1,669)	$299	$(24)	$(274)	$1

In December 2002, we recorded a charge of approximately $2.6 million related to a workforce reduction of 73 employees, which represented approximately 10% of our employees. The reduction affected all business functions and job classes mainly at our San Carlos facility. The $2.6 million charge included $1.7 million in severance compensation, $0.5 million in health benefits, $0.3 million in out placement services, and $0.1 million of non-cash expenses related to stock compensation. Approximately $2.1 million of this amount was included in research and development expenses and approximately $0.5 million was included in general and administrative expenses. During December 2002, $1.0 million was paid out associated with severance and other employee

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

benefits. At December 31, 2002, we had a remaining accrual of $1.6 million of which $1.4 million was paid out in the first quarter of 2003. The excess $0.2 million was reversed during the second quarter of 2003. The following table summarizes activity in accrued expenses for this restructuring (in thousands):

	Balance 12/31/02	Reversal	Utilization	Balance 12/31/03
Severance compensation	$1,179	$—	$(1,179)	$—
Health benefits	64	—	(64)	—
Outplacement	334	(201)	(133)	—
Stock compensation	—	—	—	—

Total	$1,577	$(201)	$(1,376)	$—

In September 2002 we incurred restructuring charges associated with the disposal of a purchased technology. In connection with this disposal we incurred a total charge of approximately $2.6 million comprised of $1.2 million in salaries, $0.5 million as a reserve for fixed assets, $0.3 million as a reserve for other assets, and $0.6 million for outside services. All of these charges were expensed to research and development. The liability as of December 31, 2004, 2003, and 2002 was $0.2 million and $0.7 million, and $2.5 million, respectively. The following table summarizes activity in accrued expenses for this restructuring (in thousands):

	Balance 12/31/02	Utilization	Balance 12/31/03	Utilization	Balance 12/31/04
Severance compensation	$1,162	$(1,162)	$—	$—	$—
Fixed assets	492	(231)	261	(261)	—
Other assets	272	(75)	197	(30)	167
Outside services	549	(332)	217	(199)	18

Total	$2,475	$(1,800)	$675	$(490)	$185

Note 7—Convertible Subordinated Notes and Debentures

In April 2004, we called for redemption of all of our outstanding 6 3/4% convertible subordinated notes due October 2006. Holders of all but $10,000 in principal amount converted their notes prior to the redemption date, resulting in the issuance of approximately 0.5 million shares of our common stock. We redeemed the $10,000 in principal amount not converted into equity for cash in the amount of $10,000. The aggregate amount of notes converted was approximately $7.8 million.

In March 2004, we called for the full redemption of our outstanding 3% convertible subordinated notes due June 2010. The aggregate principal amount outstanding of the notes at the time of the call for redemption was $133.3 million, all of which was converted into approximately 11.7 million shares of common stock prior to the redemption date. In connection with the conversion, we paid $75.00 in cash per $1,000 of the notes to be converted, for an aggregate payment of approximately $10.0 million. This payment was recorded as interest expense.

In February 2004, certain holders of our outstanding 3% convertible subordinated notes due June 2010 converted approximately $36.0 million in aggregate principal amount of such notes for approximately 3.2 million shares of our common stock and a cash payment of approximately $3.1 million in the aggregate in privately negotiated transactions.

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

In January 2004, certain holders of our outstanding 3.5% convertible subordinated notes due October 2007 completed an exchange and cancellation of $9.0 million in aggregate principal amount of the notes for the issuance of approximately 0.6 million shares of our common stock in a privately negotiated transaction.

As a result of the transactions related to convertible subordinated debt during the year ended December 31, 2004, our total contractual obligation with regard to convertible subordinated debt has decreased from $360.0 million at December 31, 2003 to $173.9 million at December 31, 2004. All of our outstanding convertible subordinated debt as of December 31, 2004 will mature in 2007 when payment of principal and accrued but unpaid interest will be due in a balloon payment.

The following summarizes our outstanding convertible subordinated debt as of December 31, 2004:

Class	Maturity	Amount Outstanding	Conversion Price
5%	February 2007	$ 61.4 million	$38.36
3.5%	October 2007	$112.5 million	$50.46

The 5% debt was issued in February 2000 to certain qualified institutional buyers pursuant to an exemption under Rule 144A of the 1933 Act. Interest on the notes accrues at a rate of 5.0% per year, subject to adjustment in certain circumstances. The notes will mature in February 2007 and are convertible, at the discretion of the holder, into shares of our Common Stock at a conversion price of $38.355 per share, subject to adjustment in certain circumstances. The notes were redeemable in part or in total at any time before February 8, 2003 at an exchange premium of $137.93 per $1,000 principal amount, less any interest actually paid on the notes before the call for redemption, if the closing price of our Common Stock has exceeded 150% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days. We can redeem some or all of the notes at any time after February 8, 2003, with redemption prices dependent upon the date of the redemption. Interest is payable semi-annually on August 8 and February 8. The notes are unsecured subordinated obligations, which rank junior in right of payment to all of our existing and future Senior Debt. At December 31, 2004, $61.4 million of these 5.0% convertible subordinated notes remain outstanding.

The 3.5% debt was issued in October 2000 to certain qualified institutional buyers pursuant to an exemption under Rule 144A of the 1933 Act. Interest on the notes accrues at a rate of 3.5% per year, subject to adjustment in certain circumstances. The notes will mature in October 2007 and are convertible, at the discretion of the holder, into shares of our Common Stock at a conversion price of $50.46 per share, subject to adjustment under certain circumstances. The notes were redeemable in part or in total at any time before October 17, 2003 at $1,000 per $1,000 principal amount plus a provisional redemption exchange premium, payable in cash or shares of Common Stock, of $105.00 per $1,000 principal amount, plus accrued and unpaid interest, if any, to the redemption date, if the closing price of our Common Stock has exceeded 150% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days. The notes are also redeemable in part or in total at any time after October 17, 2003 at certain redemption prices dependent upon the date of redemption if the closing price of our Common Stock has exceeded 120% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days. Interest is payable semi-annually on April 17 and October 17. The notes are unsecured obligations, which rank junior in right of payment to all of our existing and future senior debt. At December 31, 2004, $112.5 million of these 3.5% convertible subordinated notes remain outstanding.

Costs relating to the issuances of these notes and debentures are recorded as long-term assets and are amortized to interest expense over the term of the debt. As of December 31, 2004 and 2003, we had

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

approximately $173.9 million and $360.0 million in outstanding convertible subordinated notes and debentures with a fair market value of approximately $171.3 million and $406.6 million, respectively. The fair market was obtained through quoted market prices.

For the year ended December 31, 2004, we recognized a loss on debt extinguishment in connection with two privately negotiated transactions to convert our outstanding convertible subordinated notes into shares of our common stock. In January 2004, certain holders of our outstanding 3.5% convertible subordinated notes due October 2007 completed an exchange and cancellation of $9.0 million in aggregate principal amount of the notes for the issuance of 0.6 million shares of our common stock in a privately negotiated transaction. In February 2004, certain holders of our outstanding 3% convertible subordinated notes due June 2010 converted approximately $36.0 million in aggregate principal amount of such notes for approximately 3.2 million shares of our common stock and a cash payment of approximately $3.1 million in the aggregate in privately negotiated transactions. As a result of these transactions, we recognized losses on debt extinguishment of approximately $7.8 million and $1.5 million, respectively, in accordance with SFAS No. 84, Induced Conversions of Convertible Debt.

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

Note 8—Debt

Tenant Improvement Loans

In November 1997, we received from the landlord of our facility in San Carlos, California, a loan of $5.0 million to fund a portion of the cost of improvements made to the facility. The loan bears interest at 9.46% per annum, and principal and interest payments are payable monthly over the ten-year loan term with a balloon payment of $4.5 million due in November 2007. In October 2002, we renegotiated the terms of this loan. As a result, we made a $1.5 million principal payment and reduced the interest rate by 1.5%. In October 2003, we made an additional $1.9 million principal payment. The loan now bears an interest rate of 7.96% per annum, and principal and interest payments are payable monthly over the original ten-year loan term with a balloon payment of $1.4 million due in November 2007.

Future non-cancelable principal payments under this tenant improvement loan as of December 31, 2004 are as follows (in thousands):

Years Ending December 31,
2005	$121
2006	121
2007	1,464

Total minimum payments required	1,706
Less amount representing interest	311

Present value of future payments	1,395
Less current portion	11

Non-current portion	$1,384

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Real Estate Capital Leases

We occupy a facility in San Carlos under a capital lease for which a portion expires in August 2007, while the remainder expires in September 2016.

Under the terms of the lease our rent will increase by 2% in October of each year. The total committed future minimum lease payments under the terms of these capital lease agreements are as follows (in thousands):

Years ending December 31,
2005	$5,855
2006	5,973
2007	5,242
2008	3,986
2009	4,065
2010 and thereafter	29,641

Total minimum payments required	54,762
Less amount representing interest	29,662

Present value of future payments	25,100
Less current portion	1,532

Non-current portion	$23,568

We have recorded a total liability of $25.1 million and $31.2 million relating to this lease as of December 31, 2004 and 2003, respectively, which represents the present value of future minimum payments on the lease. During the year ended December 31, 2004, we entered into a redemption agreement with respect to our interest in the partnership (see note 13). We simultaneously entered into a sale-leaseback agreement and, in accordance with FAS 98, Accounting for Leases, we capitalized the building by recording a capital lease asset and obligation equal to the fair market value of the leased asset of approximately $25.5 million. The interest rate on the lease is 18.0%.

Other Debt

We have recorded a long-term liability of $9.2 million and $4.8 million as of December 31, 2004 and 2003, respectively, in connection with a non-interest bearing loan from Pfizer. This loan is contingently payable only upon commercial launch of Exubera® in the United States.

Note 9—Commitments and Contingencies

Operating Leases

We lease certain facilities under arrangements expiring through June 2012. Rent expense was approximately $3.0 million, $3.2 million, and $3.9 million for the years ended December 31, 2004, 2003, and 2002, respectively.

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Future non-cancelable commitments under operating leases as of December 31, 2004 are as follows (in thousands):

Years Ending December 31,
2005	$2,652
2006	2,624
2007	2,557
2008	2,537
2009	2,462
2010 and thereafter	6,073

Total minimum payments required	$18,905

Legal Matters

On September 3, 2004, a purported securities class action complaint styled Norman Rhodes, et al. v. Nektar Therapeutics, Ajit Gill, J. Milton Harris, and Robert B Chess, Case No. C 04-03735 JSW, was filed in the United States District Court for the Northern District of California against Nektar Therapeutics (the “Company”) and certain of its current officers and directors. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5. The plaintiff seeks to represent a putative class of all purchasers of the Company’s securities between March 4, 2004 and August 4, 2004 (the “Class Period”). The complaint generally alleges that, during that Class Period, the Company and the individual defendants made false or misleading statements in certain press releases regarding Exubera®. The Complaint seeks unspecified monetary damages and other relief against all defendants. One motion for appointment of a lead plaintiff has been filed, and that motion is pending. The action is in a very early stage, and defendants’ have not responded to the complaint.

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

Workers Compensation

Pursuant to the terms of our worker’s compensation insurance policy, we are subject to self-fund all claims up to $250,000 per occurrence subject to a maximum of $739,250 for the term of the insurance policy, November 1, 2004 – October 31, 2005. Historically, we have not been obligated to make significant payments for these obligations, and no significant liabilities have been recorded for these obligations on our balance sheet as of December 31, 2004 or 2003.

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Royalties

We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense was approximately $2.0 million, $3.1 million, and $1.2 million for the years ended December 31, 2004, 2003, and 2002, respectively. The overall maximum amount of the obligations is based upon sales of the applicable product and cannot be reasonably estimated.

Director and Officer Indemnifications

As permitted under Delaware law, and as set forth in our Certificate of Incorporation and our Bylaws, we indemnify our directors, executive officers, other officers, employees, and other agents for certain events or occurrences that arose while in such capacity. The maximum potential amount of future payments we could be required to make under this indemnification is unlimited; however, we have insurance policies that may limit our exposure and may enable us to recover a portion of any future amounts paid. Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits and other policy provisions, we believe any obligations under this indemnification are not material, other than an initial $500,000 per incident retention deductible per our insurance policy. However, no assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case we may incur substantial liabilities as a result of these indemnification obligations. Because the obligated amount of this agreement is not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheet as of December 31, 2004 or 2003.

Indemnification Underwriters and Initial purchasers of our Securities

In connection with our sale of equity and convertible debt securities from, we have agreed to defend, indemnify and hold harmless our underwriters or initial purchasers, as applicable, as well as certain related parties from and against certain liabilities, including liabilities under the Securities Act of 1933, as amended. The term of these indemnification obligations is generally perpetual. There is no limitation on the potential amount of future payments we could be required to make under these indemnification obligations. We have never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. If any of our indemnification obligations are triggered, however, we may incur substantial liabilities. Because the obligated amount of this agreement is not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheet as of December 31, 2004 or 2003.

Strategic Alliance—Enzon

In January 2002, we announced a broad strategic alliance with Enzon Pharmaceuticals, Inc. that included a collaboration to develop up to three products using our Pulmonary Technology and/or Supercritical Fluids Technology. Under the terms of the agreement, we are responsible for the development of drug formulations for the agreed upon pharmaceutical agents. We are required to self-fund a portion of these costs. As of December 31, 2004, we are required to fund up to an incremental $3.0 million in the coming years without reimbursement for research and development expenses. To date these costs, amounting to $14.0 million, have been included in our research and development expenses. After our funding requirement has been met, Enzon will have an option to license the products and if they exercise this option, they will be required to provide research and development funding as well as milestone payments should the products progress through clinical testing.

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Manufacturing and Supply Agreement with Contract Manufacturers

In August 2000, we entered into a Manufacturing and Supply Agreement with our contract manufacturers to provide for the manufacturing of our pulmonary inhaler device for Exubera®. Under the terms of the Agreement, we may be obligated to reimburse the contract manufacturers for the actual unamortized and unrecovered portion of any equipment procured or facilities established and the interest accrued for their capital overlay in the event that Exubera® does not gain FDA approval to the extent that the contract manufacturers cannot re-deploy the assets. While such payments may be significant, at the present time, it is not possible to estimate the loss that will occur should Exubera® not be approved. We have also agreed to defend, indemnify and hold harmless the contract manufacturers from and against third party liability arising out of the agreement, including product liability and infringement of intellectual property. There is no limitation on the potential amount of future payments we could be required to make under these indemnification obligations. We have never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. If any of our indemnification obligations is triggered, we may incur substantial liabilities. Because the obligated amount of this agreement is not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheet as of December 31, 2004 or 2003.

Security Agreement with Pfizer, Inc.

In connection with the Collaboration, Development and License Agreement (“CDLA”) dated January 18, 1995 that we entered into with Pfizer for the development of the Exubera® product, we entered into a Security Agreement pursuant to which our obligations under the CDLA and certain Manufacturing and Supply Agreements related to the manufacture and supply of powdered insulin and pulmonary inhaler devices for the delivery of powdered insulin, are secured. Our default under any of these agreements triggers Pfizer’s rights with respect to property relating solely to, or used or which will be used solely in connection with, the development, manufacture, use and sale of Exubera® including proceeds from the sale or other disposition of the property. Because the obligated amount of this agreement is not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheet as of December 31, 2004 or 2003.

Collaboration Agreements for Pulmonary Products

As part of our collaboration agreements with our partners for the development, manufacture and supply of products based on our Pulmonary Technology, we generally agree to defend, indemnify and hold harmless our partners from and against third party liabilities arising out of the agreement, including product liability and infringement of intellectual property. The term of these indemnification obligations is generally perpetual any time after execution of the agreement. There is no limitation on the potential amount of future payments we could be required to make under these indemnification obligations. We have never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. If any of our indemnification obligations is triggered, we may incur substantial liabilities. Because the obligated amount of this agreement is not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheet as of December 31, 2004 or 2003.

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

License, Manufacturing and Supply Agreements for Products Based on our Advanced PEGylation Technology

As part of our license, manufacturing and supply agreements with our partners for the development and/or manufacture and supply of PEG reagents based on our Advanced PEGylation Technology, we generally agree to defend, indemnify and hold harmless our partners from and against third party liabilities arising out of the agreement, including product liability and infringement of intellectual property. The term of these indemnification obligations is generally perpetual any time after execution of the agreement. There is no limitation on the potential amount of future payments we could be required to make under these indemnification obligations. We have never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. If any of our indemnification obligations is triggered, we may incur substantial liabilities. Because the obligated amount of this agreement is not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheet as of December 31, 2004 or 2003.

Lease Restoration

We have several leases for our facilities in multiple locations. In the event that we do not exercise our option to extend the term of the lease, we guarantee certain costs to restore the property to certain conditions in place at the time of lease. We believe the estimated fair value of this guarantee is minimal. Because the obligated amount of this agreement is not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheet as of December 31, 2004 or 2003.

Note 10—Stockholders’ Equity

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

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

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

Series B Convertible Preferred Stock

In connection with a strategic alliance with Enzon Pharmaceuticals, Inc., we entered into a Preferred Stock Purchase Agreement pursuant to which we sold to Enzon and Enzon purchased from us 40,000 shares of non-voting Series B Preferred Stock at a purchase price of one thousand dollars ($1,000) per share for an aggregate purchase price of $40.0 million. A Certificate of Designation filed with the Secretary of State of Delaware sets forth the rights, privileges and preferences of the Series B Preferred Stock. Pursuant to the Certificate of Designation, the Series B Preferred Stock does not have voting rights. The Series B Preferred Stock is convertible, in whole or in part, into that number of shares of our Common Stock (the “Conversion Shares”) equal to the quotient of $1,000 per share divided by the Conversion Price. The “Conversion Price” was initially $22.79 per share or 125% of the Closing Price and at no time can the Preferred Stock convert into shares of Common Stock at a discount to the Closing Price. The “Closing Price” equals $18.23 per share and was based upon the average of our closing bid prices as listed on the Nasdaq National Market for the twenty (20) trading days preceding the date of the closing of the transaction.

The Series B Preferred Stock is convertible at the option of the holder. In accordance with the rights, privileges, and preferences of the Series B Preferred Stock pursuant to the certificate of designation, on January 7, 2005 the Conversion Price was adjusted to be equal to $19.49 per share based on the average of the closing bid prices of our common stock as quoted on the Nasdaq National Market for the 20 trading days preceding January 7, 2005.

To the extent not previously converted, the Series B Preferred Stock will automatically convert into shares of our Common Stock, based on the then effective Conversion Price, upon the earliest of (i) the fourth anniversary of the Original Issue Date (January 7, 2006); (ii) immediately prior to an Asset Transfer or Acquisition (as defined in the Certificate of Designation); or (iii) with the consent of the holders of a majority of the then outstanding Series B Preferred Stock immediately prior to a liquidation, dissolution or winding up of Nektar. In the event of an automatic conversion pursuant to an asset transfer, acquisition or liquidation, the adjustment mechanism described above will be applied immediately prior to the automatic conversion.

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

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Series B Preferred Stock, an amount per share (as adjusted for any combinations, consolidations, stock distributions or stock dividends with respect to the Series B Preferred Stock) equal to up to $1,000.

During the year ended December 31, 2004, Enzon converted an aggregate 20,055 shares of Series B Convertible Preferred Stock into an aggregate 880,085 shares of our common stock. As of December 31, 2004 there were 19,945 shares of Series B Convertible Preferred Stock outstanding.

Issuance of Common Stock

In March 2004, we entered into an underwriting agreement with Lehman Brothers Inc. pursuant to which we sold 9.5 million shares of our common stock at a price of $20.71 per common share for proceeds of approximately $196.4 million, net of issuance costs.

Employee Stock Purchase Plan

In February 1994, our Board of Directors adopted the Employee Stock Purchase Plan (the “Purchase Plan”). Under the Purchase Plan, 300,000 shares of Common Stock have been reserved for purchase by our employees pursuant to section 423(b) of the Internal Revenue Code of 1986. In May 2002, we amended and restated the Purchase Plan to increase the number of shares of Common Stock authorized for issuance under the Purchase Plan from a total of 300,000 shares to a total of 800,000 shares. Our stockholders approved this amendment in June 2002. As of December 31, 2004, 265,492 of Common Stock have been issued under the Purchase Plan.

The terms of the Employee Stock Purchase Plan provide eligible employees with the opportunity to acquire an ownership interest in Nektar through participation in a program of periodic payroll deductions for the purchase of our common stock. Employees must make an election to enroll or re-enroll in the plan on a semi-annual basis. Stock is purchased at 85% of the lower of the closing price on the first day of the enrollment period or the last day of the enrollment period.

Stock Option Plans

The following table summarizes information, as of December 31, 2004, with respect to shares of our Common Stock that may be issued under our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (1)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders	4,759,466	$16.70	2,124,235	(2)
Equity compensation plans not approved by security holders	8,806,833	$18.64	2,354,449

Total	13,566,299	$17.96	4,478,684

(1)	Does not include options to purchase 39,105 shares assumed in connection with the acquisition of Bradford Particle Design Ltd (with a weighted-average exercise price of $7.74 per share) and options to purchase 163,999 shares we assumed in connection with the acquisition of Shearwater Corporation (with a weighted-average exercise price of $0.03 per share).

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

(2)	Includes 534,508 shares of common stock available for future issuance under our Employee Stock Purchase Plan as of December 31, 2004. Eligible participants purchased an aggregate amount of 125,617 shares and 139,875 shares under the Employee Stock Purchase Plan in fiscal year 2004 and 2003, respectively.

2000 Equity Incentive Plan

Our 1994 Equity Incentive Plan was adopted by the Board of Directors on February 10, 1994 and was amended and restated in its entirety and renamed the “2000 Equity Incentive Plan” on April 19, 2000. The purpose of the 2000 Equity Incentive Plan is to attract and retain qualified personnel, to provide additional incentives to our employees, officers, consultants and employee directors and to promote the success of our business. Pursuant to the 2000 Equity Incentive Plan, we may grant or issue incentive stock options to employees and officers and non-qualified stock options, rights to acquire restricted stock and stock bonuses to consultants, employees, officers and employee directors. Options granted to non-employees are recorded at fair value based on the fair value measurement criteria of FAS 123.

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

The Board may amend the 2000 Equity Incentive Plan at any time, although certain amendments would require stockholder approval. The 2000 Equity Incentive Plan will terminate on February 9, 2010 unless earlier terminated by the Board. In 2004, we amended and restated the 2000 Equity Incentive Plan to increase the number of shares of Common Stock authorized for issuance under the Purchase Plan from a total of 10,350,000 shares to a total of 11,250,000 shares. Our stockholders approved this amendment on June 17, 2004.

Non-Employee Directors’ Stock Option Plan

On February 10, 1994, our Board of Directors adopted the Non-Employee Directors’ Stock Option Plan under which options to purchase up to 400,000 shares of our Common Stock at the then fair market value may be granted to our non-employee directors. There are no remaining options available for grant under this plan as of December 31, 2004.

2000 Non-Officer Equity Incentive Plan

Our 1998 Non-Officer Equity Incentive Plan was adopted by the Board of Directors on August 18, 1998 and was amended and restated in its entirety and renamed the “2000 Non-officer Equity Incentive Plan” on June 6, 2000 (the “2000 Plan”). The purpose of the 2000 Plan is to attract and retain qualified personnel, to provide additional incentives to employees and consultants and to promote the success of our business. Pursuant to the 2000 plan, we may grant or issue non-qualified stock options, rights to acquire restricted stock and stock bonuses to employees and consultants who are neither Officers nor Directors of Nektar.

The maximum term of a stock option under the 2000 Plan is ten years. The exercise price of stock options, and the purchase price of restricted stock granted under the 2000 Plan are determined by the Board of Directors.

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

On January 25, 2002, we offered to certain employees (officers and directors were excluded) the ability to exchange certain options (“Eligible Options”) to purchase shares of our Common Stock granted prior to July 24, 2001 with exercise prices greater than or equal to $25.00 per share for replacement options to purchase shares of our Common Stock to be granted under the 2000 Plan. We conducted the exchange with respect to the Eligible Options on a one-for-two (1:2) basis. If an employee accepted this offer with respect to any Eligible Option, such employee also was obligated to exchange all options to acquire our Common Stock granted to such employee on or after July 24, 2001 (the “Mandatory Exchange Options”). We conducted the exchange with respect to Mandatory Exchange Options on a one-for-one (1:1) basis. A total of 90 employees participated in the exchange offer, exchanging 1,217,500 Eligible Options and 78,170 Mandatory Exchange Options to purchase shares of our Common Stock. We issued Replacement Options to purchase 686,920 shares of Common Stock on August 26, 2002 at an exercise price equal to the closing price of our Common Stock as reported on the NASDAQ National Market on the last market trading day prior to the date of grant ($7.31).

A summary of activity under the 2000 Equity Incentive Plan, the Non-Employee Directors’ Stock Option Plan and the 2000 Non-Officer Equity Incentive Plan is as follows (in thousands, except for per share information):

	Options Outstanding		Weighted-Average Exercise Price Per Share
	Number of Shares	Exercise Price Per Share
Balance at January 1, 2002	14,672	$0.005-61.63	$20.96
Options granted	3,232	4.13-18.55	8.93
Options exercised	(198)	0.005-14.13	2.23
Options expired	(715)	0.03-61.63	26.84
Options canceled	(2,249)	0.01-61.63	27.03

Balance at December 31, 2002	14,742	0.005-61.63	17.20
Options granted	1,631	4.46-14.63	8.75
Options exercised	(362)	0.005-14.63	5.42
Options expired	(343)	0.11-46.06	18.21
Options canceled	(715)	4.31-57.03	16.04

Balance at December 31, 2003	14,953	0.005-61.63	16.57
Options granted	1,393	10.10-22.49	17.33
Options exercised	(1,817)	0.005-19.25	7.52
Options expired	(228)	5.06-56.38	31.46
Options canceled	(532)	0.005-56.38	16.33

Balance at December 31, 2004	13,769	$0.005-61.63	$17.71

At December 31, 2004, 2003, and 2002, options were exercisable to purchase 9.2 million, 9.2 million, and 7.5 million shares at weighted-average exercise prices of $18.49, $16.52, and $15.76 per share, respectively.

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Weighted average fair value of options granted during the years ended December 31, 2004, 2003 and 2002, was $10.45, $5.44, and $5.56, respectively. The following table provides information regarding our stock option plans as of December 31, 2004 (in thousands, except per share information):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Number	Weighted-Average Exercise Price Per Share
$0.01-0.01	104	$0.01	4.5	104	$0.01
0.01-0.01	1	0.01	0.4	1	0.01
0.03-0.03	164	0.03	6.4	164	0.03
3.13-4.62	137	4.27	1.2	124	4.25
4.76-7.13	1,088	5.76	6.7	514	5.77
7.15-10.68	2,196	8.18	6.5	1,151	8.25
10.93-16.28	4,017	13.88	5.5	3,111	14.02
16.40-23.96	2,489	20.65	6.7	1,330	21.56
25.00-37.47	3,034	29.21	5.5	2,295	29.28
37.63-56.38	538	43.20	5.3	414	42.87
60.88-61.63	1	61.25	5.2	1	61.25

$0.01-61.63	13,769	$17.71	5.9	9,209	$18.49

Warrants

In November 2000, we issued warrants to certain consultants to purchase an additional 6,000 shares of common stock. These warrants bear an exercise price of $45.88 per share and expire after six years.

In September 2000, we issued warrants to purchase 10,000 shares of common stock to the landlord of one of our facilities in connection with the signing of a capital lease on that facility. These warrants bear an exercise price of $45.88 per share and expire after six years. These warrants were accounted for as equity in accordance with EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

The warrants issued in 2000 were valued using a Black-Scholes option valuation model with the following weighted-average assumptions: a risk free interest rate of 6.4%; a dividend yield of 0.0%; a volatility factor of ..688; and a weighted average expected life of ten years.

In November 1996, we issued warrants to purchase a total of 40,000 shares of common stock in connection with a tenant improvement loan for one of our facilities. These warrants bear an exercise price of $6.56 per share and expire after ten years. These warrants were accounted for as equity in accordance with EITF 96-18. These warrants allow for net share settlement at the option of the warrant holder. In November 2004, one of the warrants representing 20,000 shares of common stock was exercised in the form of a net share settlement for 11,775 shares of common stock.

The warrants issued in 1996 were valued using a Black-Scholes option valuation model with the following weighted-average assumptions: a risk free interest rate of 6.4%; a dividend yield of 0.0%; a volatility factor of .620; and a weighted average expected life of ten years.

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

We recognized approximately $0.1 million of expense related to warrants for the year ended December 31, 2004.

At December 31, 2004, we had warrants outstanding to purchase a total of 36,000 shares of our common stock. No warrants were issued during the years ended December 31, 2004 and 2003.

Stock issued to non-employees

Options granted to consultants are recorded according the fair value method over the vesting period. For the year ended December 31, 2004, 2003, and 2002, we have recorded compensation costs of $0.7 million, $0.2 million, and $1.3 million, respectively.

These options were valued using a Black-Scholes option valuation model with the following weighted-average assumptions:

	2004	2003	2002
Risk-free interest rate	1.1%-4.7%	3.2%-4.6%	3.5%-5.5%
Dividend yield	0.0%	0.0%	0.0%
Volatility Factor	0.707	0.688	0.772
Weighted average expected life	4.2 years	8.4 years	8.3 years

Deferred Compensation

During the three-month period ended March 31, 2004, we issued restricted stock unit awards totaling 206,666 shares of our common stock to certain officers. The restricted stock unit awards are settled by delivery of shares of our common stock on or shortly after the date the awards vest. The restricted stock unit awards become fully vested over a period of 34 months. In connection with these restricted stock unit awards, we recorded deferred compensation of $3.9 million, which represents the fair value of these shares using a risk free interest rate of 3.0%, a volatility factor of 68%, and a weighted average expected life of three years. We are ratably expensing the deferred compensation on a monthly basis over the vesting term of 34 months. For the year ended December 31, 2004, we recognized expense related to these restricted stock grants of approximately $1.2 million.

Time Accelerated Restricted Stock Award Plan (“TARSAP”)

During the year ended December 31, 2004, we issued options for 111,000 shares of stock out of our 2000 Non-Officer Equity Incentive Plan to certain employees. The options have an exercise price equal to fair market value on the date of grant. These options become 100% vested upon the earlier of: 1) approval of Exubera® by the FDA or 2) five years from the date of grant.

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

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

We issued approximately 66,000 shares, 142,000 shares, and 121,000 shares of our common stock valued at approximately $1.2 million, $1.2 million, and $1.0 million in connection with the match in 2004, 2003, and 2002 respectively. During part of 2004, shares reserved for issuance related to matching contributions that had been previously been approved by our Board of Directors became fully depleted. During this time, we purchased approximately 14,000 shares on the open market on behalf of employees for a total cost of $0.2 million. This amount was recorded as compensation expense. During the year ended December 31, 2004, our Board of Directors approved an additional 300,000 shares to be reserved for issuance related to matching contributions. A total of 271,263 shares were reserved for issuance related to matching contributions as of December 31, 2004.

Reserved Shares

At December 31, 2004, we have reserved shares of Common Stock for issuance as follows (in thousands):

Warrants to purchase Common Stock	36
Employee purchase plan	534
Convertible preferred stock	875
Convertible subordinated notes and debentures	3,831
Stock options	3,737
Shares reserved for retirement plans	271

Total	9,284

Note 11—Income Taxes

For financial reporting purposes, “Loss before provision for income taxes,” includes the following components (in thousands):

	2004	2003	2002
Domestic	$(95,999)	$(58,983)	$(99,884)
Foreign	(6,050)	(6,738)	(7,584)

Total	$(102,049)	$(65,721)	$(107,468)

As of December 31, 2004, we had a net operating loss carryforward for federal income tax purposes of approximately $417.4 million, which expires beginning in the year 2006. We had a California state net operating loss carryforward of approximately $126.6 million, which expires beginning in 2005. We had a foreign net operating loss carryforward of approximately $19.3 million, which has an unlimited carryforward period. We do not have any net operating losses for Alabama state tax purposes which would reduce the amount of tax to be paid to Alabama. However, the amount of the current Alabama state tax liability of $0.6 million, will be reduced by $0.4 million related to the exercise of employee stock options which was credited to equity.

Utilization of the federal and state net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

The benefit (provision) for income taxes consists of the following (in thousands):

	2004	2003	2002
Current:
Federal	$—	$—	$—
State	(665)	(169)	—
Foreign	—	—	—

Total Current	(665)	(169)	—

Deferred:
Federal	—	—	—
State	828	—	—
Foreign	—	—	—

Total Deferred	828	—	—

Benefit/(provision) for income taxes	$163	$(169)	$—

Income tax expense benefit (provision) related to continuing operations differ from the amounts computed by applying the statutory income tax rate of 34% to pretax loss as follows (in thousands):

	2004	2003	2002
U.S. federal benefit/(taxes)
At statutory rate	$34,697	$22,345	$36,539
State taxes	163	(169)	—
Net operating losses not benefited	(33,000)	(20,674)	(34,039)
Investment impairment and non-deductible amortization	(1,532)	(1,434)	(2,209)
Other	(165)	(237)	(291)

Total	$163	$(169)	$—

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets for federal and state income taxes are as follows (in thousands):

	December 31,
	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$154,200	$125,300
Research and other credits	16,900	11,600
Capitalized research expenses	9,200	15,300
Deferred revenue	11,900	7,900
Depreciation	5,400	5,100
Other	22,700	16,600

Total deferred tax assets	220,300	181,800
Valuation allowance for deferred tax assets	(219,472)	(181,800)

Net deferred tax assets	$828	$—

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Because of our lack of earnings history, the net deferred tax assets related to our non Alabama operations have been fully offset by a valuation allowance. The valuation allowance increased by $37.7 million and $28.2 million during the years ended December 31, 2004 and 2003, respectively. The valuation allowance includes approximately $31.2 million of benefit related to employee stock option exercises which will be credited to additional paid in capital when realized.

We have recorded a deferred tax asset related to our Alabama subsidiary of $0.8 million, and a reduction of our tax liability of $0.4 million related to employee stock option exercises which has been credited to additional paid in capital.

We also have federal research credits of approximately $10.9 million, which expire beginning in the year 2006 and state tax research credits of approximately $10.7 million which have no expiration date.

Note 12—Statement of Cash Flows Data

	Years Ended December 31,
	2004	2003	2002
Supplemental disclosure of cash flows information (in thousands):
Cash paid for interest	$25,226	$19,223	$17,439
Cash paid for income taxes	$238	$—	$—

Supplemental schedule of non-cash investing and financing activities (in thousands):
Net reduction in convertible subordinated notes due to exchange of 3.5% notes for 3% notes	$—	$28,700	$—
Conversion of debt into common stock	$186,029	$—	$—
Deferred compensation related to the issuance of stock options	$3,902	$—	$(135)

Non-cash disclosure related to consolidation of Shearwater Polymers, LLC (in thousands):
Tangible assets primarily property and equipment	$—	$2,362	$—
Capital lease obligation	$—	$2,402	$—

Note 13—Related Party Transactions

Redemption of Interest in Inhale 201 Partnership

In connection with a Contribution Agreement dated September 14, 2000 by and between Nektar and Bernardo Property Advisors, Inc., we had contributed certain property located at 201 Industrial Road, San Carlos, CA to the Partnership in exchange for a limited partnership interest in the Partnership. In addition, we entered into a Build-to-Suit Lease with the Partnership (the “Lease”) with respect to the property contributed to the Partnership and the building subsequently built on such property, now occupied by us as its headquarters (the “Building”).

Effective June 23, 2004, Nektar, SciMed Prop III, Inc. (the “General Partner”), Bernardo Property Advisors, Inc., and Inhale 201 Industrial Road Partnership (the “Partnership”) entered into a Redemption Agreement (the

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

“Redemption Agreement”) with respect to our limited partnership interest in the Partnership. The Redemption Agreement provides for the redemption of our limited partnership interest in the Partnership in exchange for a cash payment of $19.5 million from Bernardo Property Advisors, Inc. to Nektar, the repayment from Bernardo Property Advisors, Inc., to Nektar of a $3.0 million outstanding loan from Nektar to the Partnership, and a modification of the Lease. The redemption contemplated by the Redemption Agreement and related transactions were subject to certain closing conditions which were met on August 18, 2004, resulting in the dissolution of the Partnership on that date. As of September 30, 2004, we are no longer consolidating the Partnership as part of our consolidated financial statements.

Pursuant to the Redemption Agreement, Nektar and Bernardo Property Advisors, Inc., entered into an Amended and Restated Build-to-Suit Lease (the “Amended Lease”). The Amended Lease provides for, among other things, a decrease in the term of our obligations with respect to a portion of the Building not currently occupied by Nektar from 12 years to 3 years and the elimination of our rights to occupy certain other space in the Building.

In accordance with FAS 98, Accounting for Leases, we recorded a capital lease asset and obligation equal to the fair market value of the leased asset of $25.5 million. We also recorded a deferred gain on the sale-leaseback transaction of $12.7 million. In accordance with FAS 66, Accounting for Sales of Real Estate, this deferred gain was recorded as a liability and is being amortized over the term of the lease as a reduction to depreciation expense. During the year ended December 31, 2004 we amortized $0.5 million of this gain.

Purchase of Nektar, AL Facility

On September 30, 2004, we purchased our Church Street facility in Alabama from Shearwater Polymers, LLC (“the LLC”) for $2.9 million. The land and building were recorded as fixed assets at their fair market value as of the purchase date of $0.7 million and $2.2 million, respectively.

Prior to this purchase, Nektar, AL paid $0.2 million, $0.3 million, and $0.3 million in 2004, 2003, and 2002, respectively, as rent to the LLC. The LLC was 4% owned by Nektar AL with the remaining 96% owned by Dr. J. Milton Harris. Dr. Harris is an employee of Nektar, AL and prior to March 4, 2004, he was one of our executive officers. Both Nektar AL and Dr. Harris had jointly guaranteed a bank loan on the Nektar AL facility, and the lease income from Nektar AL was the sole source of revenue for the LLC. We had fully consolidated this entity in our consolidated financial statements since December 31, 2003, in accordance with FIN 46R, Consolidation of Variable Interest Entities. On September 30, 2004, the LLC paid the principal balance owed on the bank loan of $1.7 million, and we were relieved of the guarantee. As of September 30, 2004, the LLC was dissolved and we are no longer consolidating the LLC as part of our consolidated financial statements. As of December 31, 2003, the net book value of the building securing the guarantee was $2.4 million and our maximum exposure to loss with respect to Shearwater Polymers, LLC, was the outstanding capital lease obligation of $1.8 million.

Other

In 2004, 2003, and 2002, we paid $0.2 million $0.5 million, and $0.7 million, respectively, for legal services rendered by Alston & Bird LLP of which Paul F. Pedigo, Esq. is a Partner. Mr. Pedigo is a relative by marriage of J. Milton Harris. Prior to March 4, 2004, Dr. Harris was one of our executive officers.

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Note 14—Subsequent Events

Effective January 11, 2005, BMR-201 Industrial Road LLC (landlord) and us, entered into an agreement to terminate our lease obligation for a portion of the building located at 201 Industrial Road, San Carlos. However, we will still be obligated to make certain reduced payments through August 2007 related to our prior lease for this portion of the building.

In February 2005, we amended our agreement with Alliance Pharmaceuticals with regard to the PulmoSphere® particle and particle processing technology, by agreeing to pay Alliance approximately $1.8 million in exchange for certain raw material used in our production process and the termination of all of our future royalty and payment obligations to Alliance.

Note 15—Selected Quarterly Financial Data (Unaudited)

Certain amounts reported in our Quarterly Reports on Form 10-Q during the years 2004 and 2003 have been restated to correct for certain misapplications of our accounting policies under U.S. GAAP.

Specifically, we have reclassified approximately $2.9 million, $2.8 million, and $2.7 million for the three month periods ended September 30, 2004, June 30, 2004, and March 31, 2004, respectively, from research and development expenses to general and administrative expenses. For the three month periods ended December 31, 2003, September 30, 2003, June 30, 2003, and March 31, 2003, the reclassification adjustment was approximately $2.3 million, $2.4 million, $2.4 million, and $2.3 million, respectively. This reclassification included legal expenses related to our intellectual property portfolio and a portion of finance, information systems, and human resource expenses that were not clearly related to research and development and are required to be classified outside of research and development expenses under Statement Financial Accounting Standards No. 2, Accounting for Research and Development Costs.

In addition, we reclassified approximately $0.2 million, $0.2 million, and $0.3 million for the three month periods ended September 30, 2004, June 30, 2004, and March 31, 2004, respectively, from general and administrative expenses to interest expense. For the three month periods ended December 31, 2003, September 30, 2003, June 30, 2003, and March 31, 2003, the reclassification adjustment was approximately $0.4 million, $0.4 million, $0.3 million, and $0.3 million, respectively. This reclassification was made to record the amortization of debt issuance costs to interest expense as required under Accounting Principles Board No. 21, Interest on Receivables and Payables and EITF 86-15 Increasing-Rate Debt.

These reclassifications did not result in any change to our cash position, revenue, or net loss for any quarterly period during the years ended December 31, 2004 or 2003.

We have experienced fluctuations in our quarterly results. Our results have included costs associated with acquisitions of various technologies, increases in research and development expenditures, and expansion of late stage clinical and early stage commercial manufacturing facilities. We expect these fluctuations to continue in the future. Due to these and other factors, we believe that quarter-to-quarter comparisons of our operating results will not be meaningful, and you should not rely on our results for one quarter as any indication of our future performance. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of our critical accounting policies.

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

The following table sets forth certain unaudited quarterly financial data, as adjusted to correct for the misapplications of our accounting policies under U.S. GAAP discussed above, for each of the eight quarters ended December 31, 2004. In our opinion, the unaudited information set forth below has been prepared on the same basis as the audited information and includes all adjustments necessary to present fairly the information set forth herein. The operating results for any quarter are not indicative of results for any future period. All data is in thousands except per share information.

	Fiscal Year 2004				Fiscal Year 2003
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Contract research revenue	$21,509	$22,102	$23,556	$22,018	$18,393	$21,210	$19,624	$19,735
Product sales	$4,322	$6,425	$4,990	$9,348	$7,135	$6,538	$7,733	$5,889
Gross margin on product sales	$1,786	$(308)	$513	$3,296	$2,513	$2,830	$4,192	$3,082
Research and development expenses *	$31,292	$33,650	$34,534	$34,047	$29,824	$30,005	$29,342	$32,978
General and administrative expenses *	$6,828	$8,072	$7,382	$8,685	$7,177	$7,194	$7,193	$8,402
Operating loss *	$(15,806)	$(20,909)	$(18,828)	$(18,399)	$(17,222)	$(14,286)	$(13,701)	$(19,546)
Interest expense *	$16,357	$2,987	$3,259	$3,144	$4,470	$4,467	$5,213	$5,177
Net loss	$(40,000)	$(22,164)	$(20,452)	$(19,270)	$(19,949)	$(13,039)	$(17,206)	$(15,696)
Basic and fully diluted net loss per share	$(0.64)	$(0.27)	$(0.24)	$(0.23)	$(0.36)	$(0.23)	$(0.31)	$(0.28)

*	These amounts have been restated for all quarters of 2003 and for the first three quarters of 2004 as discussed above.

SCHEDULE II

NEKTAR THERAPEUTICS

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

YEARS ENDED DECEMBER 31, 2004, 2003, and 2002

Description	Balance at Beginning of Year	Charged to Costs and Expenses, Net of Reversals	Utilizations	Balance At End of Year
	(In thousands)
2004:
Accounts receivable allowance	$702	$43	$(702)	$43

2003:
Accounts receivable allowance	$633	$69	$—	$702

2002:
Accounts receivable allowance	$—	$633	$—	$633

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weakness in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting. As Nektar’s Chief Executive Officer and Chief Financial Officer, we are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our internal control system was designed to provide reasonable assurance to management and our board of directors regarding the reliability of financial reporting and preparation of published financial statements in accordance with generally accepted accounting principles.

A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is a more than a remote likelihood that a misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we have assessed the effectiveness of our internal control over financial reporting as of December 31, 2004, and as a result of this assessment, we have concluded that we have a material weakness in our financial statement close process, including insufficient review of the following:

•	the application of our accounting policies and

•	disclosures in the notes to our financial statements.

This material weakness in our financial statement close process arises from staff with inadequate proficiency to apply the Company’s accounting policies in accordance with U.S. generally accepted accounting principles.

This material weakness impacts the Company’s ability to report financial information in conformity with U.S. generally accepted accounting principles, which could affect all significant financial statement accounts and has resulted in:

•	a restatement of the 2002 and 2003 consolidated financial statements to reflect reclassifications of certain amounts between research and development expense, general and administrative expense, and interest expense;

•	a restatement of all four quarters of 2003 and the first three quarters of 2004 to reflect reclassifications of certain amounts between research and development expense, general and administrative expense, and interest expense; and

•	the prior restatement of the 2003 consolidated financial statements to reduce the gain on debt extinguishment.

In making our assessment of internal control over financial reporting, we used the criteria issued in the report Internal Control-Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission. Because of the material weakness described above, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2004 based on these criteria.

Our independent registered public accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting which is included elsewhere herein.

Changes in Internal Control over Financial Reporting. In 2004, we began implementation of new processes and controls and hired additional personnel with technical accounting expertise to improve our financial statement close process. We intend to continue to improve our financial statement close process in 2005 including the remediation of the material weakness discussed above by identifying, recruiting, and training personnel with the appropriate accounting skills. In addition, the Company plans to enhance further its technical accounting review process for non-routine and complex transactions by:

•	identifying and defining non-routine and complex transactions on a regular basis, and

•	researching, identifying, analyzing, documenting, and reviewing applicable accounting principles.

Limitations on the Effectiveness of Controls. Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information relating to our executive officers required by this item is set forth in Part I—Item 1 of this report under the caption “Executive Officers of the Registrant” and is incorporated herein by reference. The other information required by this item is incorporated by reference from the definitive proxy statement for our 2004 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form (the “Proxy Statement”) under the headings “Proposal 1, Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Information regarding our audit committee financial expert will be set forth in the Proxy Statement under the heading “Audit Committee” which information is incorporated herein by reference.

In December 2003, we adopted a Code of Conduct applicable to all employees, including the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Conduct is posted on our website at www.nektar.com. Amendments to, and waivers from, the code of ethics that applies to any of these officers, or persons performing similar functions, and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K will be disclosed at the website address provided above and, to the extent required by applicable regulations, on a Current Report on Form 8-K.

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

Name	Affiliation	Area of Expertise
Dean Hess, Ph.D.	Assistant Professor of Anesthesia, Harvard Medical School, Massachusetts General Hospital	Critical Care, Aerosol Delivery

Dennis Maki, M.D.	Ovid O. Meyer Professor of Medicine Head, Section of Infectious Disease, Department of Medicine, University of Wisconsin Medical School	Infectious Disease

Neil MacIntyre, M.D.	Medical Director of Respiratory Care Services, Pulmonary Function Laboratory, and Pulmonary Rehabilitation Program	Critical Care Medicine

Michael Matthay, M.D.	Professor of Medicine and Anesthesiology, University of California, San Francisco	Pulmonology

Jeanine Wiener-Kronish, M.D.	Professor of Anesthesia and Medicine, Investigator, CVRI, University of California, San Francisco	Anesthesia

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

Pulmonary Advisory Committee

We have assembled a pulmonary advisory committee to assist and advise us on matters relating to identification and understanding of potential pulmonary issues encountered in our development programs. The committee currently includes the following:

Name	Affiliation	Area of Expertise
Jedd Shellito, M.D.	Professor of Microbiology, Immunology and Parasitology, Louisiana State University	Pulmonary Host Defense/Immunology

Talmadge King, M.D.	Chief of Medical Services at San Francisco General Hospital; Professor and Vice Chairman Department of Medicine, University of California, San Francisco	Pulmonary Medicine

Warren Gold, M.D.	Professor of Medicine, University of California, San Francisco	Pulmonary Function Testing

Michael Matthay, M.D.	Professor of Medicine and Anesthesiology, University of California, San Francisco	Pulmonary Medicine & Critical Care

Paul Blanc, M.D.	Professor of Medicine, University of California, San Francisco, Chief, Division of Occupational and Environmental Medicine, University of California, San Francisco	Occupational/Environmental Medicine

Rubin Tuder, M.D.	Director Cardiopulmonary Pathology, Johns Hopkins University	Pulmonary Pathology

Jay K Kolls, M.D.	Professor of Pediatrics, Chief of Pediatric Pulmonology	Children’s Hospital of Pittsburgh, PA

Item 11. Executive Compensation

Information required by this item will be set forth in the Proxy Statement under the headings “Executive Compensation,” “Election of Directors,” and “Compensation Committee Interlocks and Insider Participation,” which information is incorporated herein by reference. Information contained in the Proxy Statement under the caption “Report of the Compensation Committee of the Board of Directors on Executive Compensation,” “Report of the Audit Committee of the Board of Directors” and “Performance Measurement Comparison” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be set forth in the Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information required by this item will be set forth in the Proxy Statement under the headings “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions,” which information is incorporated herein by reference.

Item 14. Principal Accountants Fees and Services

Information regarding our Independent Registered Public Accounting Firm’s Fees and our procedure regarding approval of non audit work performed by our Independent Auditor will be set forth in the Proxy Statement under the heading “Ratification of Selection of Independent Auditors,” which information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:

(1) Consolidated Financial Statements:

The following financial statements are filed as part of this report under Item 8 “Financial Statements and Supplementary Data.”

(2) Financial Statement Schedules:

Schedule II, Valuation and Qualifying Accounts and Reserves, is filed as part of this Annual Report on Form 10-K. All other financial statement schedules have been omitted because they are not applicable, or the information required is presented in our consolidated financial statements and notes thereto under Item 8 of this Annual Report on Form 10-K.

(3) Exhibits.

Except as so indicated in Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit Number		Description of Documents
2.1	(1)	Agreement and Plan of Merger, dated June 4, 1998, by and between Inhale Therapeutic Systems, a California corporation, and Inhale Therapeutic Systems (Delaware), Inc., a Delaware corporation.

2.2	(5)	Recommended Offer, dated December 21, 2000, by Cazenove & Co. on behalf of Nektar Therapeutics for Bradford Particle Design plc.

2.3	(8)	Agreement and Plan of Merger and Reorganization, dated May 22, 2001, by and among Nektar Therapeutics, Square Acquisition Corp., Shearwater Corporation, Certain Shareholders of Shearwater Corporation and J. Milton Harris as Shareholders’ Agent.

2.4	(8)	Amendment to Agreement and Plan of Merger and Reorganization, dated June 21, 2001, by and among Nektar Therapeutics, Square Acquisition Corp., Shearwater Corporation, J. Milton Harris, as Shareholders’ Agent and a Designated Shareholder, and Puffinus, L.P.

3.1	(1)	Certificate of Incorporation of Inhale Therapeutic Systems (Delaware), Inc.

3.2	(1)	Bylaws of Nektar Therapeutics.

3.3	(3)	Certificate of Amendment of the Amended Certificate of Incorporation of Nektar Therapeutics.

Exhibit Number		Description of Documents
3.4	(7)	Certificate of Designation of Series A Junior Participating Preferred Stock of Nektar Therapeutics.

3.5	(9)	Certificate of Designation of Series B Convertible Preferred Stock of Nektar Therapeutics.

3.6	(10)	Certificate of Ownership and Merger of Nektar Therapeutics.

4.1		Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.

4.2	(2)	Indenture, dated February 8, 2000, by and between Nektar Therapeutics, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.

4.3	(10)	Specimen Common Stock certificate.

4.4	(4)	Specimen warrants to purchase shares of Common Stock.

4.5	(6)	Indenture, dated October 17, 2000, by and between Nektar Therapeutics, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.

4.6	(7)	Rights Agreement, dated as of June 1, 2001, by and between Nektar Therapeutics and Mellon Investor Services LLC., as Rights Agent.

4.7	(7)	Form of Right Certificate.

4.8	(11)	Resale Registration Rights Agreement, dated June 30, 2003, by and among Nektar Therapeutics, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Lehman Brothers Inc., Friedman, Billings, Ramsey & Co. Inc. and SG Cowen Securities Corporation

4.9	(12)	Resale Registration Rights Agreement, dated October 9, 2003, by and among Nektar Therapeutics and the entities named therein.

10.1	(13)	Nektar Therapeutics’ 1994 Non-Employee Directors’ Stock Option Plan, as amended.

10.2	(14)	Nektar Therapeutics’ 1994 Employee Stock Purchase Plan, as amended and restated.++

10.3	(15)	Standard Industrial Lease, dated September 17, 1992, as amended September 18, 1992, by and between Nektar Therapeutics and W.F. Batton & Co., Inc.

10.4	(15)	Addendum IV to Lease dated September 17, 1992, dated April 1, 1994, by and among Nektar Therapeutics, W.F. Batton and Marie A. Batton.

10.5	(16)	Amendment Agreement Number One to Lease dated September 17, 1992, dated October 20, 1995, by and between Nektar Therapeutics and W.F. Batton & Co., Inc.

10.6	(16)	Amendment Agreement Number Two to Lease dated September 17, 1992, dated November 15, 1995, by and among Nektar Therapeutics, W.F. Batton and Marie A. Batton, Trustees of the W.F. Batton and Marie A. Batton Trust UTA dated January 12, 1998 (“Batton Trust”).

10.7	(17)	Amendment Agreement Number Three to Lease dated September 17, 1992, dated February 14, 1996, by and between Nektar Therapeutics and Batton Trust.

10.8	(17)	Amendment Agreement Number Four to Lease dated September 17, 1992, dated September 15, 1996, by and between Nektar Therapeutics and Batton Trust.

10.9	(15)	Sublicense Agreement, dated September 13, 1991, by and between Nektar Therapeutics and John S. Patton.++

10.10	(18)	Stock Purchase Agreement, dated March 1, 1996, by and between Nektar Therapeutics and Baxter World Trade Corporation.

Exhibit Number		Description of Documents
10.11	(19)	Sublease and Lease Agreement, dated October 2, 1996, by and between Nektar Therapeutics and T.M.T. Associates L.L.C. (“Landlord”).

10.12	(17)	First Amendment to Sublease and Lease Agreement dated October 2, 1996, dated October 30, 1996, by and between Nektar Therapeutics and Landlord.

10.13	(17)	Letter Agreement amending Sublease and Lease Agreement dated October 2, 1996, dated April 9, 1997, by and between Nektar Therapeutics and Landlord.

10.14	(17)	Third Amendment to Sublease and Lease Agreement dated October 2, 1996, dated April 16, 1997, by and between Nektar Therapeutics and Landlord.

10.15	(17)	Fourth Amendment to Sublease and Lease Agreement dated October 2, 1996, dated November 5, 1997, by and between Nektar Therapeutics and Landlord.

10.16	(2)	Sublease, dated November 3, 1999, by and between Webvan Group, Inc., as sublessor, and Nektar Therapeutics, as sublessee.

10.17	(20)	Nektar Therapeutics’ 2000 Equity Incentive Plan, as amended.++

10.18	(4)	Nektar Therapeutics’ Stock Option Agreement issued in accordance with Nektar Therapeutics’ 2000 Equity Incentive Plan, as amended.++

10.19	(4)	Contribution Agreement, made and entered into as of September 14, 2000, by and among Nektar Therapeutics, Inhale 201 Industrial Road, L.P., a California limited partnership and Bernardo Property Advisors, Inc., a California corporation.

10.20	(4)	Agreement of Limited Partnership of Inhale 201 Industrial Road., L.P., a California limited partnership, made and entered into September 14, 2000, by and among SCIMED PROP III, Inc., a California corporation, as general partner, 201 Industrial Partnership, a California general partnership, as limited partner and Nektar Therapeutics, as limited partner.

10.21	(4)	Build-To-Suit Lease, made and entered into as of September 14, 2000, by and between Inhale 201 Industrial Road, L.P., a California limited partnership, as Landlord, and Nektar Therapeutics, as Tenant.

10.22	(4)	Amendment to Lease, dated October 3, 2000, by and between Inhale 201 Industrial Road, L.P., a California limited partnership, as Landlord, and Nektar Therapeutics, as Tenant.

10.23	(4)	Parking Lease Agreement, entered into as of September 14, 2000, by and between Inhale 201 Industrial Road, L.P., a California limited partnership, as Landlord, and Nektar Therapeutics, as Tenant.

10.24	(20)	Nektar Therapeutics’ 2000 Non-Officer Equity Incentive Plan.++

10.25	(21)	Nektar Therapeutics 2000 Non-Officer Equity Incentive Plan Stock Option Agreement (Nonstatutory Stock Option).++

10.26	(21)	Nektar Therapeutics 2000 Non-Officer Equity Incentive Plan Stock Option Agreement (Nonstatutory (Unapproved) Stock Option).

10.27+	(22)	Manufacturing and Supply Agreement, dated August 16, 2000, by and among Nektar Therapeutics, Tech Group North America and Bespak Europe, LTD.

10.28	(23)	The Bradford Particle Design plc Approved Employee Share Option Scheme.

10.29	(23)	Form of The Bradford Particle Design plc Approved Employee Share Option Scheme Option Certificate.

10.30	(23)	The Bradford Particle Design plc Unapproved Employee Share Option Scheme.

Exhibit Number		Description of Documents
10.31	(23)	Form of The Bradford Particle Design plc Unapproved Employee Share Option Scheme Option Certificate.

10.32	(23)	Form of Agreement Granting an Enterprise Management Incentives Option.

10.33	(23)	Agreement Granting Options, dated November 5, 1999, by and between Mr. Joseph F. Bohan and Bradford Particle Design plc.

10.34	(23)	Agreement Granting Options, dated October 27, 2000, by and between Mr. Joseph F. Bohan and Bradford Particle Design plc.

10.35	(24)	Shearwater Corporation 1996 Nonqualified Stock Option Plan.

10.36	(24)	Amendment to the 1996 Nonqualified Stock Option Plan of Shearwater Corporation, effective May 22, 1998.

10.37	(24)	Second Amendment to the 1996 Nonqualified Stock Option Plan of Shearwater Corporation, effective February 26, 2000.

10.38	(24)	Third Amendment to the 1996 Nonqualified Stock Option Plan of Shearwater Corporation, effective October 5, 2000.

10.39	(24)	Fourth Amendment to the 1996 Nonqualified Stock Option Plan of Shearwater Corporation, effective June 22, 2001.

10.40	(24)	Form of Shearwater Corporation Nonqualified Stock Option Agreement.

10.41	(24)	Form of June 2001 Amendment to Shearwater Corporation Nonqualified Stock Option Agreement.

10.42	(20)	Nektar Therapeutics 401(k) Retirement Plan.++

10.43	(20)	Non-Standardized Adoption Agreement No. 001 for use with Nektar Therapeutics 401(k) Retirement Plan.

10.44+	(25)	Letter Agreement, dated July 31, 2002, by and between Nektar Therapeutics, and Douglas H. Altschuler.++

10.45	(26)	Letter Agreement, dated December 29, 2001 by and between Nektar Therapeutics and Dr. Arnold J. Repta.++

10.46	(26)	Nektar Therapeutics Severance Benefit Plan.++

10.47	(26)	Key Employee Agreement, dated June 29, 2001, by and between Nektar Therapeutics AL, Corporation and J. Milton Harris.++

10.48	(27)	Letter Agreement, dated January 28, 2003, by and between Nektar Therapeutics and Ajay Bansal.++

10.49	(27)	Employee Relocation Repayment Agreement, dated April 2, 2003, by Ajay Bansal.++

10.50	(27)	Addendum to the Offer of Employment, dated April 3, 2003, by and between Nektar Therapeutics and Ajay Bansal.++

10.51	(28)	Redemption Agreement, dated June 23, 2004 by and between Nektar Therapeutics, SciMed Prop III, Inc., 201 Industrial Partnership and Inhale 201 Industrial Road, L.P.

10.52	(29)	Collaborative Development Agreement and License Agreement dated January 18, 1995 by and between Inhale Therapeutics Systems and Pfizer, Inc. *

10.53	(29)	Amendment to Collaborative Development and License Agreement, dated September 12, 1995 by and between Inhale Therapeutic Systems and Pfizer, Inc. *

Exhibit Number		Description of Documents
10.54	(29)	Amendment to Collaborative Development and License Agreement, dated September 25, 1996 by and between Inhale Therapeutic Systems and Pfizer, Inc. *

10.55	(29)	Amendment and Agreement, dated October 9, 1998 by and between Inhale Therapeutic Systems and Pfizer, Inc. *

10.56	(29)	Letter Agreement, dated December 30, 2004, by and between Nektar Therapeutics Systems and Nevan C. Elam. ++

10.57	(29)	Letter Agreement, dated November 9, 2003, by and between Nektar Therapeutics Systems and David Johnston. ++

10.58	(29)	Amendment to Letter Agreement, dated November 21, 2003, by and between Nektar Therapeutics Systems and David Johnston. ++

21.1	(29)	Subsidiaries of Nektar Therapeutics.

23.1	(29)	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	(29)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	(29)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	(29)	Section 1350 Certifications.

+	Confidential treatment with respect to specific portions are omitted and filed separately with the SEC.
++	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
(2)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 1999.
(3)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(4)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
(5)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 11, 2001.
(6)	Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-3 (No. 333-53678), filed on January 12, 2001.
(7)	Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on June 4, 2001.
(8)	Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on July 10, 2001.
(9)	Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on January 8, 2002.
(10)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 23, 2003.
(11)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on July 2, 2003.
(12)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on November 3, 2003.
(13)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.
(14)	Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-8 (No. 333-98321), filed on August 19, 2002.

(15)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Registration Statement on Form S-1 (No. 33-75942), as amended.
(16)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 1995.
(17)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
(18)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.
(19)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
(20)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(21)	Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-8 (No. 333-71936), filed on October 19, 2001, as amended.
(22)	Incorporated by reference to Nektar Therapeutics’ Annual Report on Form 10-K, as amended, for the year ended December 31, 2000.
(23)	Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-8 (No. 333-55032), filed on February 6, 2001.
(24)	Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-8 (No. 333-67342), filed on August 10, 2001.
(25)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
(26)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K, as amended, for the year ended December 31, 2002.
(27)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.
(28)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on June 29, 2004.
(29)	Filed herewith.

*	Confidential Treatment Requested.

(b) Reports on Form 8-K for the three-month period ending December 31, 2004:

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

Current Report on Form 8-K, filed January 18, 2005, announcing that on January 17, 2005, Nevan Elam joined Nektar Therapeutics to serve as General Counsel and Secretary.

Current Report on Form 8-K, filed March 1, 2005, announcing that Nektar Therapeutics issued a press release announcing results of the quarter and the year ended December 31, 2004. The information in that report, including the exhibit thereto, shall not be deemed “filed” for purposes of Section 18 of the 1934 Act, or otherwise subject to the liabilities of that Section or Sections 11 and 12(a)(2) of the 1933 Act. The information contained therein and in the accompanying exhibit thereto shall not be incorporated by reference into any filing with the SEC made by Nektar Therapeutics, whether made before or after the date thereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Carlos, County of San Mateo, State of California on March 14, 2005.

By:	/s/ AJIT S. GILL
Ajit S. Gill Chief Executive Officer, President and Director

By:	/s/ AJAY BANSAL
Ajay Bansal Vice President, Finance and Administration, and Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSON BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ajit S. Gill and Ajay Bansal and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratify and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ AJIT S. GILL Ajit S. Gill	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2005

/s/ ROBERT B. CHESS Robert B. Chess	Executive Chairman of the Board of Directors	March 14, 2005

/s/ AJAY BANSAL Ajay Bansal	Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2005

/s/ JOHN S. PATTON, PH.D. John S. Patton, Ph.D.	Founder, Chief Scientific Officer and Director	March 14, 2005

/s/ MICHAEL A. BROWN Michael A. Brown	Director	March 14, 2005

/s/ CHRISTOPHER A. KUEBLER Christopher A. Kuebler	Director	March 14, 2005

/s/ IRWIN LERNER Irwin Lerner	Director	March 14, 2005

/s/ MELVIN PERELMAN, PH.D. Melvin Perelman, Ph.D.	Director	March 14, 2005

/s/ SUSAN WANG Susan Wang	Director	March 14, 2005

/s/ ROY A. WHITFIELD Roy A. Whitfield	Director	March 14, 2005

Except as so indicated in Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit Number		Description of Documents
2.1	(1)	Agreement and Plan of Merger, dated June 4, 1998, by and between Inhale Therapeutic Systems, a California corporation, and Inhale Therapeutic Systems (Delaware), Inc., a Delaware corporation.

2.2	(5)	Recommended Offer, dated December 21, 2000, by Cazenove & Co. on behalf of Nektar Therapeutics for Bradford Particle Design plc.

2.3	(8)	Agreement and Plan of Merger and Reorganization, dated May 22, 2001, by and among Nektar Therapeutics, Square Acquisition Corp., Shearwater Corporation, Certain Shareholders of Shearwater Corporation and J. Milton Harris as Shareholders’ Agent.

2.4	(8)	Amendment to Agreement and Plan of Merger and Reorganization, dated June 21, 2001, by and among Nektar Therapeutics, Square Acquisition Corp., Shearwater Corporation, J. Milton Harris, as Shareholders’ Agent and a Designated Shareholder, and Puffinus, L.P.

3.1	(1)	Certificate of Incorporation of Inhale Therapeutic Systems (Delaware), Inc.

3.2	(1)	Bylaws of Nektar Therapeutics.

3.3	(3)	Certificate of Amendment of the Amended Certificate of Incorporation of Nektar Therapeutics.

3.4	(7)	Certificate of Designation of Series A Junior Participating Preferred Stock of Nektar Therapeutics.

3.5	(9)	Certificate of Designation of Series B Convertible Preferred Stock of Nektar Therapeutics.

3.6	(10)	Certificate of Ownership and Merger of Nektar Therapeutics.

4.1		Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.

4.2	(2)	Indenture, dated February 8, 2000, by and between Nektar Therapeutics, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.

4.3	(10)	Specimen Common Stock certificate.

4.4	(4)	Specimen warrants to purchase shares of Common Stock.

4.5	(6)	Indenture, dated October 17, 2000, by and between Nektar Therapeutics, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.

4.6	(7)	Rights Agreement, dated as of June 1, 2001, by and between Nektar Therapeutics and Mellon Investor Services LLC., as Rights Agent.

4.7	(7)	Form of Right Certificate.

4.8	(11)	Resale Registration Rights Agreement, dated June 30, 2003, by and among Nektar Therapeutics, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Lehman Brothers Inc., Friedman, Billings, Ramsey & Co. Inc. and SG Cowen Securities Corporation

4.9	(12)	Resale Registration Rights Agreement, dated October 9, 2003, by and among Nektar Therapeutics and the entities named therein.

10.1	(13)	Nektar Therapeutics’ 1994 Non-Employee Directors’ Stock Option Plan, as amended.

10.2	(14)	Nektar Therapeutics’ 1994 Employee Stock Purchase Plan, as amended and restated.++

Exhibit Number		Description of Documents
10.3	(15)	Standard Industrial Lease, dated September 17, 1992, as amended September 18, 1992, by and between Nektar Therapeutics and W.F. Batton & Co., Inc.

10.4	(15)	Addendum IV to Lease dated September 17, 1992, dated April 1, 1994, by and among Nektar Therapeutics, W.F. Batton and Marie A. Batton.

10.5	(16)	Amendment Agreement Number One to Lease dated September 17, 1992, dated October 20, 1995, by and between Nektar Therapeutics and W.F. Batton & Co., Inc.

10.6	(16)	Amendment Agreement Number Two to Lease dated September 17, 1992, dated November 15, 1995, by and among Nektar Therapeutics, W.F. Batton and Marie A. Batton, Trustees of the W.F. Batton and Marie A. Batton Trust UTA dated January 12, 1998 (“Batton Trust”).

10.7	(17)	Amendment Agreement Number Three to Lease dated September 17, 1992, dated February 14, 1996, by and between Nektar Therapeutics and Batton Trust.

10.8	(17)	Amendment Agreement Number Four to Lease dated September 17, 1992, dated September 15, 1996, by and between Nektar Therapeutics and Batton Trust.

10.9	(15)	Sublicense Agreement, dated September 13, 1991, by and between Nektar Therapeutics and John S. Patton.++

10.10	(18)	Stock Purchase Agreement, dated March 1, 1996, by and between Nektar Therapeutics and Baxter World Trade Corporation.

10.11	(19)	Sublease and Lease Agreement, dated October 2, 1996, by and between Nektar Therapeutics and T.M.T. Associates L.L.C. (“Landlord”).

10.12	(17)	First Amendment to Sublease and Lease Agreement dated October 2, 1996, dated October 30, 1996, by and between Nektar Therapeutics and Landlord.

10.13	(17)	Letter Agreement amending Sublease and Lease Agreement dated October 2, 1996, dated April 9, 1997, by and between Nektar Therapeutics and Landlord.

10.14	(17)	Third Amendment to Sublease and Lease Agreement dated October 2, 1996, dated April 16, 1997, by and between Nektar Therapeutics and Landlord.

10.15	(17)	Fourth Amendment to Sublease and Lease Agreement dated October 2, 1996, dated November 5, 1997, by and between Nektar Therapeutics and Landlord.

10.16	(2)	Sublease, dated November 3, 1999, by and between Webvan Group, Inc., as sublessor, and Nektar Therapeutics, as sublessee.

10.17	(20)	Nektar Therapeutics’ 2000 Equity Incentive Plan, as amended.++

10.18	(4)	Nektar Therapeutics’ Stock Option Agreement issued in accordance with Nektar Therapeutics’ 2000 Equity Incentive Plan, as amended.++

10.19	(4)	Contribution Agreement, made and entered into as of September 14, 2000, by and among Nektar Therapeutics, Inhale 201 Industrial Road, L.P., a California limited partnership and Bernardo Property Advisors, Inc., a California corporation.

10.20	(4)	Agreement of Limited Partnership of Inhale 201 Industrial Road., L.P., a California limited partnership, made and entered into September 14, 2000, by and among SCIMED PROP III, Inc., a California corporation, as general partner, 201 Industrial Partnership, a California general partnership, as limited partner and Nektar Therapeutics, as limited partner.

10.21	(4)	Build-To-Suit Lease, made and entered into as of September 14, 2000, by and between Inhale 201 Industrial Road, L.P., a California limited partnership, as Landlord, and Nektar Therapeutics, as Tenant.

Exhibit Number			Description of Documents
10.22		(4)	Amendment to Lease, dated October 3, 2000, by and between Inhale 201 Industrial Road, L.P., a California limited partnership, as Landlord, and Nektar Therapeutics, as Tenant.

10.23		(4)	Parking Lease Agreement, entered into as of September 14, 2000, by and between Inhale 201 Industrial Road, L.P., a California limited partnership, as Landlord, and Nektar Therapeutics, as Tenant.

10.24		(20)	Nektar Therapeutics’ 2000 Non-Officer Equity Incentive Plan.++

10.25		(21)	Nektar Therapeutics 2000 Non-Officer Equity Incentive Plan Stock Option Agreement (Nonstatutory Stock Option).++

10.26		(21)	Nektar Therapeutics 2000 Non-Officer Equity Incentive Plan Stock Option Agreement (Nonstatutory (Unapproved) Stock Option).

10.27	+	(22)	Manufacturing and Supply Agreement, dated August 16, 2000, by and among Nektar Therapeutics, Tech Group North America and Bespak Europe, LTD.

10.28		(23)	The Bradford Particle Design plc Approved Employee Share Option Scheme.

10.29		(23)	Form of The Bradford Particle Design plc Approved Employee Share Option Scheme Option Certificate.

10.30		(23)	The Bradford Particle Design plc Unapproved Employee Share Option Scheme.

10.31		(23)	Form of The Bradford Particle Design plc Unapproved Employee Share Option Scheme Option Certificate.

10.32		(23)	Form of Agreement Granting an Enterprise Management Incentives Option.

10.33		(23)	Agreement Granting Options, dated November 5, 1999, by and between Mr. Joseph F. Bohan and Bradford Particle Design plc.

10.34		(23)	Agreement Granting Options, dated October 27, 2000, by and between Mr. Joseph F. Bohan and Bradford Particle Design plc.

10.35		(24)	Shearwater Corporation 1996 Nonqualified Stock Option Plan.

10.36		(24)	Amendment to the 1996 Nonqualified Stock Option Plan of Shearwater Corporation, effective May 22, 1998.

10.37		(24)	Second Amendment to the 1996 Nonqualified Stock Option Plan of Shearwater Corporation, effective February 26, 2000.

10.38		(24)	Third Amendment to the 1996 Nonqualified Stock Option Plan of Shearwater Corporation, effective October 5, 2000.

10.39		(24)	Fourth Amendment to the 1996 Nonqualified Stock Option Plan of Shearwater Corporation, effective June 22, 2001.

10.40		(24)	Form of Shearwater Corporation Nonqualified Stock Option Agreement.

10.41		(24)	Form of June 2001 Amendment to Shearwater Corporation Nonqualified Stock Option Agreement.

10.42		(20)	Nektar Therapeutics 401(k) Retirement Plan.++

10.43		(20)	Non-Standardized Adoption Agreement No. 001 for use with Nektar Therapeutics 401(k) Retirement Plan.

10.44	+	(25)	Letter Agreement, dated July 31, 2002, by and between Nektar Therapeutics, and Douglas H. Altschuler.++

Exhibit Number		Description of Documents
10.45	(26)	Letter Agreement, dated December 29, 2001 by and between Nektar Therapeutics and Dr. Arnold J. Repta.++

10.46	(26)	Nektar Therapeutics Severance Benefit Plan.++

10.47	(26)	Key Employee Agreement, dated June 29, 2001, by and between Nektar Therapeutics AL, Corporation and J. Milton Harris.++

10.48	(27)	Letter Agreement, dated January 28, 2003, by and between Nektar Therapeutics and Ajay Bansal.++

10.49	(27)	Employee Relocation Repayment Agreement, dated April 2, 2003, by Ajay Bansal.++

10.50	(27)	Addendum to the Offer of Employment, dated April 3, 2003, by and between Nektar Therapeutics and Ajay Bansal.++

10.51	(28)	Redemption Agreement, dated June 23, 2004 by and between Nektar Therapeutics, SciMed Prop III, Inc., 201 Industrial Partnership and Inhale 201 Industrial Road, L.P.

10.52	(29)	Collaborative Development Agreement and License Agreement dated January 18, 1995 by and between Inhale Therapeutics Systems and Pfizer, Inc. *

10.53	(29)	Amendment to Collaborative Development and License Agreement, dated September 12, 1995 by and between Inhale Therapeutic Systems and Pfizer, Inc. *

10.54	(29)	Amendment to Collaborative Development and License Agreement, dated September 25, 1996 by and between Inhale Therapeutic Systems and Pfizer, Inc. *

10.55	(29)	Amendment and Agreement, dated October 9, 1998 by and between Inhale Therapeutic Systems and Pfizer, Inc. *

10.56	(29)	Letter Agreement, dated December 30, 2004, by and between Nektar Therapeutics Systems and Nevan C. Elam. ++

10.57	(29)	Letter Agreement, dated November 9, 2003, by and between Nektar Therapeutics Systems and David Johnston. ++

10.58	(29)	Amendment to Letter Agreement, dated November 21, 2003, by and between Nektar Therapeutics Systems and David Johnston. ++

21.1	(29)	Subsidiaries of Nektar Therapeutics.

23.1	(29)	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	(29)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	(29)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	(29)	Section 1350 Certifications.

+	Confidential treatment with respect to specific portions are omitted and filed separately with the SEC.
++	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
(2)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 1999.

(3)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(4)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
(5)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 11, 2001.
(6)	Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-3 (No. 333-53678), filed on January 12, 2001.
(7)	Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on June 4, 2001.
(8)	Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on July 10, 2001.
(9)	Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on January 8, 2002.
(10)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 23, 2003.
(11)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on July 2, 2003.
(12)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on November 3, 2003.
(13)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.
(14)	Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-8 (No. 333-98321), filed on August 19, 2002.
(15)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Registration Statement on Form S-1 (No. 33-75942), as amended.
(16)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 1995.
(17)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
(18)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.
(19)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
(20)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(21)	Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-8 (No. 333-71936), filed on October 19, 2001, as amended.
(22)	Incorporated by reference to Nektar Therapeutics’ Annual Report on Form 10-K, as amended, for the year ended December 31, 2000.
(23)	Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-8 (No. 333-55032), filed on February 6, 2001.
(24)	Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-8 (No. 333-67342), filed on August 10, 2001.
(25)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
(26)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K, as amended, for the year ended December 31, 2002.
(27)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.
(28)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on June 29, 2004.
(29)	Filed herewith.

*	Confidential Treatment Requested.