Form 10-K/A
period 2004-12-31
NEKTAR THERAPEUTICS
filed 2005-05-09
CIK 906709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

Amendment No. 1

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☐

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

EXPLANATORY NOTE

We are filing this amendment to our Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on March 14, 2005, for the purpose of: (1) amending Item 6; (2) amending Item 7; (3) amending Item 8, and (4) amending Item 14. The filing of this Form 10-K/A Amendment No.1 reflects (1) reclassification of certain auction rate securities from cash equivalents to short-term investments as of December 31, 2004 and 2003, and (2) enhanced disclosure of securities pledged as collateral for certain letters of credit that were outstanding as of December 31, 2004 and 2003. Except as indicated above, no other information included in the Annual Report on Form 10-K is amended by this Form 10-K/A Amendment No. 1. While we are amending only certain portions of our Form 10-K, for convenience and ease of reference, we are filing the entire Form 10-K, except for certain exhibits. Accordingly, this Form 10-K/A should be read in conjunction with our originally filed Form 10-K filed on March 14, 2005 with the Securities and Exchange Commission.

NEKTAR THERAPEUTICS

2004 ANNUAL REPORT ON FORM 10-K/A, AMENDMENT NO. 1

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

All Nektar brand and product names that we use in connection with our company and our products are trademarks or registered trademarks of Nektar Therapeutics, in the United States and other countries. This Annual Report on Form 10-K/A, Amendment No. 1 contains additional trade names, trademarks and service marks of other companies. We do not intend our use or display of other parties’ trade names, or trademarks or service marks to imply a relationship with, or endorsement or sponsorship of, us by these other parties.

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

In December 2004, Sanofi-Aventis, Pfizer’s partner, announced that its stockholders had approved all resolutions relating to the proposed merger of Sanofi-Aventis, Pfizer’s partner with respect to the manufacture, co-development, and co-marketing of Exubera®, with and into Sanofi-Aventis. As a consequence of the merger, the agreement by and between Pfizer and Sanofi-Aventis is being challenged and is the subject of litigation. Although we are not a party to this litigation, any disruption or delays to the Exubera® program could adversely affect the ability to market this product if and when it is approved for use, which would materially and adversely impact our business.

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

	Years Ended December 31,
	2004	2003	2002	2001	2000
Statement of Operations Data:
Revenue:
Contract research revenue	$89,185	$78,962	$76,380	$68,899	$51,629
Product sales	25,085	27,295	18,465	8,569	—

Total revenue	114,270	106,257	94,845	77,468	51,629

Total operating costs and expenses (1)	188,212	171,012	193,658	333,213	116,652
Loss from operations (1) (3)	(73,942)	(64,755)	(98,813)	(255,745)	(65,023)
Gain (Loss) on debt extinguishment	(9,258)	12,018	—	—	—
Debt conversion premium, net	—	—	—	—	(40,687)
Interest and other income (expense), net (1)	(18,849)	(12,984)	(8,655)	5,737	8,307
Benefit (provision) for income taxes	163	(169)	—	—	—

Net loss	$(101,886)	$(65,890)	$(107,468)	$(250,008)	$(97,403)

Basic and diluted net loss per share	$(1.30)	$(1.18)	$(1.94)	$(4.71)	$(2.32)
Shares used in computation of basic and diluted net loss per share (2)	78,461	55,821	55,282	53,136	41,998

	Years Ended December 31,
	2004	2003	2002	2001	2000
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$418,740	$285,967	$293,969	$344,356	$484,841
Working capital	398,886	259,641	247,324	301,642	462,840
Total assets	744,921	616,788	606,638	667,241	629,540
Long-term debt (excluding current portion)	45,860	43,642	35,021	37,130	20,118
Convertible subordinated notes and debentures	173,949	359,988	299,149	299,149	299,149
Accumulated deficit	(717,121)	(615,235)	(549,345)	(441,877)	(191,869)
Total stockholders’ equity	467,342	164,191	206,770	270,313	277,833

Note:	Amounts for the year ended December 31, 2000 do not include the operations of our Nektar, UK subsidiary which was acquired in January 2001, and our Nektar, AL subsidiary which was acquired in June 2001.
(1)	Certain prior year amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2003, as amended, have been restated to correct for certain misapplications of GAAP. Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and note 1 of our consolidated financial statements in Item 8 of this Annual Report on Form 10-K/A, Amendment No. 1.
(2)	Basic and diluted net loss per share is based upon the weighted average number of common shares outstanding. The shares shown above retroactively reflect a two-for-one split, effective August 22, 2000.
(3)	We changed our method of accounting for goodwill and other intangible assets on January 1, 2002 in connection with the adoption of SFAS No. 142, Goodwill and Other Intangible Assets.

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

Short-term investments consist of: 1) auction rate securities with varying maturities, and 2) federal and municipal government securities, corporate bonds, and commercial paper with A1, F1, or P1 short-term ratings and A or better long-term ratings with remaining maturities at date of purchase of greater than 90 days and less than two years. Investments with maturities greater than two years are classified as short-term when they represent investments of cash that are reasonably expected to be realized in cash and are available for use in current operations.

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

At December 31, 2004 and 2003, we had letter of credit arrangements with certain vendors including our landlord totaling $2.2 million and $6.5 million, respectively, which are secured by investments in similar amounts.

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

Restatement

Certain prior year amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2003, as amended, have been restated to correct for misapplications of generally accepted accounting principles in the U.S. (“GAAP”). Also, certain amounts reported in our Quarterly Reports on Form 10-Q during the years 2004 and 2003 have been restated to correct for these misapplications of our accounting policies related to GAAP (refer to footnote 15 in Item 8 of this Annual Report on Form 10-K/A, Amendment No. 1). These reclassifications did not result in any change to our cash position, revenue, or net loss for the years ended December 31, 2003 and December 31, 2002 or for any quarterly period during the years ended December 31, 2004 or 2003.

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

Reclassification

Subsequent to the filing of our Annual Report on Form 10-K, additional clarification was provided regarding the financial statement classification of auction rate securities held as investments. Pursuant to this guidance, auction rate securities are not to be classified as cash and cash equivalents. We invest in auction rate securities as part of our cash management strategy. These investments, which we have historically classified as cash and cash equivalents because of the short time frame between auction periods, have been reclassified as short-term investments. We have reclassified $72.4 million and $19.6 million of auction rate securities from cash equivalents to short-term investments as of December 31, 2004 and 2003. There was no impact on the Consolidated Statements of Operations or total current assets as a result of the reclassification for the years ended December 31, 2004 or 2003. The impact on the Consolidated Statements of Cash Flows was an increase of $52.7 million, $9.7 million, and $4.0 million in cash used in investing activities for the years ended December 31, 2004, 2003, and 2002, respectively. This reclassification did not result in any change to our revenue, total current assets, or net loss for the years ended December 31, 2004, 2003, or 2002 or for any quarterly period during the years ended December 31, 2004, 2003, or 2002.

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

Amortization expense related to other intangible assets totaled $4.5 million for each of the years ended December 31, 2004, 2003, and 2002 ($0.6 million and $0.3 million was recorded to cost of sales for the years ended December 31, 2004 and 2003, respectively). The following table shows expected future amortization expense for other intangible assets until they are fully amortized (in thousands):

Years Ending December 31,
2005	$4,507
2006	1,949
Thereafter	—

Total	$6,456

Gain (Loss) on debt extinguishment (in thousands except percentages)

2004	2003	2002	Increase/ (Decrease) 2004 vs 2003	Increase/ (Decrease) 2003 vs 2002	Percentage Increase/ (Decrease) 2004 vs 2003	Percentage Increase/ (Decrease) 2003 vs 2002
$(9,258)	$12,018	$—	$(21,276)	$12,018	(177%)	—

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

Other income (expense) (in thousands except percentages)

2004	2003	2002	Increase/ (Decrease) 2004 vs 2003	Increase/ (Decrease) 2003 vs 2002	Percentage Increase/ (Decrease) 2004 vs 2003	Percentage Increase/ (Decrease) 2003 vs 2002
$296	$983	$(996)	$(687)	$1,979	(70%)	199%

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

Benefit (Provision) for income taxes (in thousands except percentages)

2004	2003	2002	Increase/ (Decrease) To Provision 2004 vs 2003	Increase/ (Decrease) To Provision 2003 vs 2002	Percentage Increase/ (Decrease) 2004 vs 2003	Percentage Increase/ (Decrease) 2003 vs 2002
$163	$(169)	$—	$(332)	$169	(196)%	—

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

At December 31, 2004 and 2003, we had letter of credit arrangements with certain vendors including our landlord totaling $2.2 million and $6.5 million, respectively, which are secured by investments in similar amounts.

	Year Ended December 31,
	2004	2003	2002
	(in millions, except current ratio)
Cash, cash equivalents and short-term investments	$418.7	$286.0	$294.0
Cash provided by/(used in)
Operating activities	$(78.1)	$(76.2)	$(75.0)
Investing activities	$(141.7)	$(5.6)	$36.4
Financing activities	$207.4	$101.3	$38.7
Capital expenditures (included in investing activities above)	$(24.2)	$(18.7)	$(16.3)

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

Cash flows used by investing activities were $141.7 million for the year ended December 31, 2004 as compared to $5.6 million cash used and $36.4 million cash provided by investing activities for the years ended December 31, 2003 and 2002, respectively. Cash flows used or provided for investing activities for the year ended December 31, 2004, 2003, and 2002 were driven primarily by the purchase, sale, and maturity of investment securities. These cash proceeds were either reinvested or used in operations. We purchased property and equipment of approximately $24.2 million, $18.7 million, and $16.3 million during the years ended December 31, 2004, 2003 and 2002, respectively. The increase in purchased property and equipment in 2004 as compared to 2003 primarily reflects the cost of improvements made to our Huntsville, AL facility as well as capital expenditures made in preparation for a potential commercial launch of Exubera®.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nektar Therapeutics at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U. S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

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

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share information)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$32,064	$44,446
Short-term investments	386,676	241,521
Trade accounts receivable, net of allowance for doubtful accounts of $43 and $702 at December 31, 2004 and 2003, respectively	12,842	6,153
Inventory, net	10,691	8,559
Other current assets	12,266	5,819

Total current assets	454,539	306,498

Restricted investments	—	12,442
Property and equipment, net	151,247	149,388
Goodwill	130,120	130,120
Other intangible assets, net	6,456	10,963
Deposits and other assets	2,559	7,377

Total assets	$744,921	$616,788

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$7,141	$8,074
Other accrued expenses	15,065	15,999
Short-term debt	15	288
Interest payable	2,010	2,436
Capital lease obligations—current	1,532	1,341
Deferred revenue	29,890	18,719

Total current liabilities	55,653	46,857

Convertible subordinated notes and debentures	173,949	359,988
Capital lease obligations—noncurrent	23,568	31,686
Other long-term liabilities	22,292	11,956
Accrued rent	2,117	2,110

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, 10,000 shares authorized
Series A, $0.0001 par value: 3,100 shares designated; no shares issued or outstanding at December 31, 2004 and December 31, 2003.	—	—
Convertible Series B, $0.0001 par value: 40 shares designated; 20 and 40 shares issued and outstanding at December 31, 2004 and December 31, 2003, respectively; liquidation preference of $19,945 and $40,000 at December 31, 2004 and December 31, 2003, respectively.	—	—
Common stock, $0.0001 par value; 300,000 authorized; 84,572 and 56,197 shares issued and outstanding at December 31, 2004 and December 31, 2003, respectively.	8	6
Capital in excess of par value	1,187,575	778,500
Deferred compensation	(2,764)	(38)
Accumulated other comprehensive income/(loss)	(356)	958
Accumulated deficit	(717,121)	(615,235)

Total stockholders’ equity	467,342	164,191

Total liabilities and stockholders’ equity	$744,921	$616,788

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

See accompanying notes.

NEKTAR THERAPEUTICS

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2004	2003	2002
Cash flows used in operating activities:
Net loss	$(101,886)	$(65,890)	$(107,468)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase/(decrease) in allowance for doubtful accounts	(659)	69	633
Increase in inventory reserve	1,553	1,613	—
Loss/(Gain) on debt extinguishment	9,258	(12,018)	—
Depreciation	12,557	12,279	12,645
Amortization of other intangible assets	4,507	4,507	4,507
Amortization of debt issuance costs	947	1,430	1,268
Amortization of deferred compensation	1,176	201	549
Issuance of common stock for retirement plans	1,158	1,203	960
Stock-based compensation for employee severence	247	677	95
Stock-based compensation for services rendered	678	178	1,281
Tax benefit related to employee stock option exercises	448	—	—
Gain on sale of assets	(531)	(92)	—
Loss on disposal of assets	69	—	—
Loss on impairment of marketable equity securities	—	—	721
Changes in assets and liabilities:
Increase in trade accounts receivable	(6,032)	(1,852)	(495)
Increase in inventories	(3,685)	(3,863)	(3,108)
Decrease (increase) in other assets	(4,399)	1,708	4,695
Increase (decrease) in accounts payable	(683)	(581)	970
Increase (decrease) in accrued expenses	(2,520)	(11,361)	3,591
Decrease in interest payable	(426)	(1,326)	(826)
Increase/(decrease) in deferred revenue	11,341	(3,367)	5,974
Increase (decrease) in other liabilities	(1,260)	284	(967)

Net cash used in operating activities	(78,142)	(76,201)	(74,975)

Cash flows from investing activities:
Purchases of short-term investments	(534,689)	(283,451)	(326,314)
Sales of short-term investments	165,077	118,616	94,217
Maturities of short-term investments	220,260	190,351	281,306
Purchase of restricted investments	(28)	(14,492)	—
Maturities of restricted investments	12,470	2,050	—
Acquisition of Shearwater, net of cash acquired and purchase price adjustments	—	—	3,443
Disposal of property and equipment	—	92	39
Proceeds from the sale of interest in partnership, net	22,450	—	—
Purchase of building, net	(2,953)	—	—
Purchases of property and equipment	(24,241)	(18,746)	(16,327)

Net cash provided by/(used in) investing activities	(141,654)	(5,580)	36,364

Cash flows from financing activities:
Proceeds from loan and capital lease financing	4,399	12,363	1,146
Payments of loan and capital lease obligations	(7,971)	(3,537)	(2,863)
Issuance of convertible subordinated debentures, net of issuance costs	—	106,100	—
Repurchase of convertible subordinated debentures	(376)	(16,180)	—
Issuance of preferred stock	—	—	40,000
Issuance of common stock, net of issuance costs	196,412	—	—
Issuance of common stock related to employee stock purchase plan	1,285	595	—
Issuance of common stock related to employee stock exercises	13,665	1,959	441

Net cash provided by financing activities	207,414	101,300	38,724

Net increase/(decrease) in cash and cash equivalents	(12,382)	19,519	113
Cash and cash equivalents at beginning of period	44,446	24,927	24,814

Cash and cash equivalents at end of period	$32,064	$44,446	$24,927

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

Reclassification

Subsequent to the filing of our Annual Report on Form 10-K, additional clarification was provided regarding the financial statement classification of auction rate securities held as investments. Pursuant to this guidance, auction rate securities are not to be classified as cash and cash equivalents. We invest in auction rate securities as part of our cash management strategy. These investments, which we have historically classified as

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

cash and cash equivalents because of the short time frame between auction periods, have been reclassified as short-term investments. We have reclassified $72.4 million and $19.6 million of auction rate securities from cash equivalents to short-term investments as of December 31, 2004 and 2003. There was no impact on the Consolidated Statements of Operations or total current assets as a result of the reclassification for the years ended December 31, 2004 or 2003. The impact on the Consolidated Statements of Cash Flows was an increase of $52.7 million, $9.7 million, and $4.0 million in cash used in investing activities for the years ended December 31, 2004, 2003, and 2002, respectively. This reclassification did not result in any change to our revenue, total current assets, or net loss for the years ended December 31, 2004, 2003, or 2002 or for any quarterly period during the years ended December 31, 2004, 2003, or 2002.

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

We are dependent on Pfizer as the source of a significant proportion of our revenue. Contract research revenue from Pfizer represented 61%, 61% and 59% of our revenue for the years ended December 31, 2004, 2003 and 2002. Deferred revenue from Pfizer represented 76%, 89%, and 72% of deferred revenue as of December 31, 2004, 2003, and 2002, respectively. The termination of this collaboration arrangement could have a material adverse effect on our financial position and results of operations. No other single customer represented 10% or more of our total revenues for any of the three years ended December 31, 2004, 2003, or 2002.

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

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

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

Short-term investments consist of: 1) auction rate securities with varying maturities, and 2) federal and municipal government securities, corporate bonds, and commercial paper with A1, F1, or P1 short-term ratings and A or better long-term ratings with remaining maturities at date of purchase of greater than 90 days and less than two years. Investments with maturities greater than two years are classified as short-term when they represent investments of cash that are reasonably expected to be realized in cash and are available for use in current operations.

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

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

At December 31, 2004 and 2003, we had letter of credit arrangements with certain vendors including our landlord totaling $2.2 million and $6.5 million, respectively. These letters of credit are secured by investments in similar amounts.

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

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

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

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

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

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

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

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

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

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

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

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

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

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

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

Note 2—Financial Instruments

As of December 31, 2004 and 2003, we held a portfolio exclusively of debt securities. Certain of these securities have a fair value less than their amortized cost. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and EITF 03-01, we have recorded the difference between the amortized cost and fair value as a component of accumulated other comprehensive income. Management has concluded that no impairment should be recognized related to these investments because the unrealized losses incurred to date are not considered other than temporary. Management has reached this conclusion based upon its intention to generally hold all debt investments with an unrealized loss until maturity at which point they are redeemed at full par value, a history of actually holding the majority of our investments to maturity, and our strategy of aligning of the maturity of our debt investments to meet our cash flow needs. Therefore, we will, in most cases, have the ability to hold all of our debt investments to maturity.

We determine the fair value amounts by using available market information. At December 31, 2004 and 2003, the average portfolio duration was approximately one year, and the contractual maturity of any single investment did not exceed twenty-four months at December 31, 2004 and 2003 with the exception of auction rate securities. Each of the auction rate securities we hold resets the interest rate we earn through a Dutch auction held every six months or less. Investments with maturities greater than two years are classified as short-term when they represent investments of cash that are reasonably expected to be realized in cash and are available for use in current operations. The gross unrealized gains on available for sale securities at December 31, 2004 and 2003 amounted to approximately nil and $0.4 million, respectively. The gross unrealized losses on available for sale securities at December 31, 2004 and 2003 amounted to approximately $1.9 million and approximately $0.1

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

million, respectively. As of December 31, 2004, there were 21 securities that had been in a loss position for twelve months or more and which had a fair value $31.4 million and an unrealized loss of $84,000. As of December 31, 2003, there were no securities that had been in a loss position for twelve months or more.

The following is a summary of operating cash and available-for-sale securities as of December 31, 2004 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and Available-for-Sale Securities
Obligations of U.S. government agencies	$164,883	$1	$(923)	$163,961
Obligations of U.S. state and local government agencies	1,150	—	—	1,150
U.S. corporate obligations	147,114	—	(918)	146,196
Non U.S. corporate obligations	4,033	—	(16)	4,017
Repurchase agreements	14,200	—	—	14,200
Auction rate securities	72,350	—	—	72,350
Cash	16,866	—	—	16,866

Total Cash and Available-for-Sale Securities	$420,596	$1	$(1,857)	$418,740

Amounts included in cash and cash equivalents	$32,064	$—	$—	$32,064
Amounts included in short-term investments (less than one year to maturity)	212,586	—	(916)	211,670
Amounts included in short-term investments (one to two years to maturity)	103,596	1	(941)	102,656
Amounts included in short-term investments (more than 2 years to maturity)	72,350	—	—	72,350

Total Cash and Available-for-Sale Securities	$420,596	$1	$(1,857)	$418,740

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

The following is a summary of operating cash, held-to-maturity, and available-for-sale securities as of December 31, 2003 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-Maturity Securities
U.S. treasury securities	$12,442	$—	$—	$12,442

Cash and Available-for-Sale Securities
Obligations of U.S. government agencies	$138,404	231	(74)	$138,561
U.S. corporate commercial paper	95,406	118	(26)	95,498
Non U.S. corporate obligations	2,343	1	(1)	2,343
Repurchase agreements	9,083	—	—	9,083
Auction rate securities	19,604	—	—	19,604
Cash	20,878	—	—	20,878

	$285,718	$350	$(101)	$285,967

Total Cash, Held-to-Maturity Securities, Available-for-Sale Securities, and Restricted Investments	$298,160	$350	$(101)	$298,409

Amounts included in cash and cash equivalents	$44,445	$1	$—	$44,446
Amounts included in short-term investments (less than one year to maturity)	205,610	330	(89)	205,851
Amounts included in short-term investments (1-2 years to maturity)	16,059	19	(12)	16,066
Amounts included in short-term investments (more than 2 years to maturity)	19,604	—	—	19,604
Amounts included in restricted investments	12,442	—	—	12,442

Total Cash, Held-to-Maturity Securities, Available-for-Sale Securities, and Restricted Investments	$298,160	$350	$(101)	$298,409

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

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

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

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

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

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

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

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

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

The following summarizes our outstanding convertible subordinated debt as of December 31, 2004:

Class	Maturity	Amount Outstanding	Conversion Price
5%	February 2007	$61.4 million	$38.36
3.5%	October 2007	$112.5 million	$50.46

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

Letters of Credit

At December 31, 2004 and 2003, we had letter of credit arrangements with certain vendors including our landlord totaling $2.2 million and $6.5 million, respectively, which are secured by investments in similar amounts.

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

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

Royalties

We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense was approximately $2.0 million, $3.1million, and $1.2 million for the years ended December 31, 2004, 2003, and 2002, respectively. The overall maximum amount of the obligations is based upon sales of the applicable product and cannot be reasonably estimated.

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

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

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

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

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

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

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

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

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

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

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

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

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

Effective June 23, 2004, Nektar, SciMed Prop III, Inc. (the “General Partner”), Bernardo Property Advisors, Inc., and Inhale 201 Industrial Road Partnership (the “Partnership”) entered into a Redemption Agreement (the “Redemption Agreement”) with respect to our limited partnership interest in the Partnership. The Redemption

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Agreement provides for the redemption of our limited partnership interest in the Partnership in exchange for a cash payment of $19.5 million from Bernardo Property Advisors, Inc. to Nektar, the repayment from Bernardo Property Advisors, Inc., to Nektar of a $3.0 million outstanding loan from Nektar to the Partnership, and a modification of the Lease. The redemption contemplated by the Redemption Agreement and related transactions were subject to certain closing conditions which were met on August 18, 2004, resulting in the dissolution of the Partnership on that date. As of September 30, 2004, we are no longer consolidating the Partnership as part of our consolidated financial statements.

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

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

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

In addition, we have reclassified auction rate securities of approximately $66.0 million, $1.2 million, and $104.5 million from cash and cash equivalents to short-term investments as of September 30, 2004, June 30, 2004, and March 31, 2004, respectively. As of September 30, 2003, June 30, 2003, and March 31, 2003, this adjustment was approximately $1.8 million, $3.2 million, and $9.9 million, respectively.

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

The following table sets forth certain unaudited quarterly financial data, as adjusted for this reclassification (in thousands):

	March 31, 2004	June 30, 2004	September 30, 2004	March 31, 2003	June 30, 2003	September 30, 2003
Cash and cash equivalents	$76,174	$35,126	$26,361	$11,628	$96,958	$49,612
Short-term investments	$391,236	$390,145	$400,552	$239,884	$211,313	$254,578

	Three-months ended March 31, 2004	Six-months ended June 30, 2004	Nine-months ended September 30, 2004	Three-months ended March 31, 2003	Six-months ended June 30, 2003	Nine-months ended September 30, 2003
Purchases of short-term investments	$(269,902)	$(368,548)	$(463,725)	$(60,584)	$(108,753)	$(219,058)
Sales of short-term investments	$39,199	$87,827	$130,377	$20,687	$49,374	$80,066
Maturities of short-term investments	$81,669	$128,508	$170,990	$68,876	$107,639	$142,454
Cash provided by (used in) investing activities	$(144,079)	$(153,757)	$(147,715)	$26,648	$42,349	$(7,074)

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1) Consolidated Financial Statements:

The following financial statements are filed as part of this report under Item 8 “Financial Statements and Supplementary Data.”

(2) Financial Statement Schedules:

Schedule II, Valuation and Qualifying Accounts and Reserves, is filed as part of this Annual Report on Form 10-K/A, Amendment No. 1. All other financial statement schedules have been omitted because they are not applicable, or the information required is presented in our consolidated financial statements and notes thereto under Item 8 of this Annual Report on Form 10-K/A, Amendment No. 1.

(3) Exhibits.

Except as so indicated in Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K/A, Amendment No. 1.

Exhibit Number		Description of Documents
2.1	(1)	Agreement and Plan of Merger, dated June 4, 1998, by and between Inhale Therapeutic Systems, a California corporation, and Inhale Therapeutic Systems (Delaware), Inc., a Delaware corporation.

2.2	(5)	Recommended Offer, dated December 21, 2000, by Cazenove & Co. on behalf of Nektar Therapeutics for Bradford Particle Design plc.

2.3	(8)	Agreement and Plan of Merger and Reorganization, dated May 22, 2001, by and among Nektar Therapeutics, Square Acquisition Corp., Shearwater Corporation, Certain Shareholders of Shearwater Corporation and J. Milton Harris as Shareholders’ Agent.

2.4	(8)	Amendment to Agreement and Plan of Merger and Reorganization, dated June 21, 2001, by and among Nektar Therapeutics, Square Acquisition Corp., Shearwater Corporation, J. Milton Harris, as Shareholders’ Agent and a Designated Shareholder, and Puffinus, L.P.

3.1	(1)	Certificate of Incorporation of Inhale Therapeutic Systems (Delaware), Inc.

3.2	(1)	Bylaws of Nektar Therapeutics.

3.3	(3)	Certificate of Amendment of the Amended Certificate of Incorporation of Nektar Therapeutics.

Exhibit Number		Description of Documents
3.4	(7)	Certificate of Designation of Series A Junior Participating Preferred Stock of Nektar Therapeutics.

3.5	(9)	Certificate of Designation of Series B Convertible Preferred Stock of Nektar Therapeutics.

3.6	(10)	Certificate of Ownership and Merger of Nektar Therapeutics.

4.1		Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.

4.2	(2)	Indenture, dated February 8, 2000, by and between Nektar Therapeutics, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.

4.3	(10)	Specimen Common Stock certificate.

4.4	(4)	Specimen warrants to purchase shares of Common Stock.

4.5	(6)	Indenture, dated October 17, 2000, by and between Nektar Therapeutics, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.

4.6	(7)	Rights Agreement, dated as of June 1, 2001, by and between Nektar Therapeutics and Mellon Investor Services LLC., as Rights Agent.

4.7	(7)	Form of Right Certificate.

4.8	(11)	Resale Registration Rights Agreement, dated June 30, 2003, by and among Nektar Therapeutics, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Lehman Brothers Inc., Friedman, Billings, Ramsey & Co. Inc. and SG Cowen Securities Corporation

4.9	(12)	Resale Registration Rights Agreement, dated October 9, 2003, by and among Nektar Therapeutics and the entities named therein.

10.1	(13)	Nektar Therapeutics’ 1994 Non-Employee Directors’ Stock Option Plan, as amended.

10.2	(14)	Nektar Therapeutics’ 1994 Employee Stock Purchase Plan, as amended and restated.++

10.3	(15)	Standard Industrial Lease, dated September 17, 1992, as amended September 18, 1992, by and between Nektar Therapeutics and W.F. Batton & Co., Inc.

10.4	(15)	Addendum IV to Lease dated September 17, 1992, dated April 1, 1994, by and among Nektar Therapeutics, W.F. Batton and Marie A. Batton.

10.5	(16)	Amendment Agreement Number One to Lease dated September 17, 1992, dated October 20, 1995, by and between Nektar Therapeutics and W.F. Batton & Co., Inc.

10.6	(16)	Amendment Agreement Number Two to Lease dated September 17, 1992, dated November 15, 1995, by and among Nektar Therapeutics, W.F. Batton and Marie A. Batton, Trustees of the W.F. Batton and Marie A. Batton Trust UTA dated January 12, 1998 (“Batton Trust”).

10.7	(17)	Amendment Agreement Number Three to Lease dated September 17, 1992, dated February 14, 1996, by and between Nektar Therapeutics and Batton Trust.

10.8	(17)	Amendment Agreement Number Four to Lease dated September 17, 1992, dated September 15, 1996, by and between Nektar Therapeutics and Batton Trust.

10.9	(15)	Sublicense Agreement, dated September 13, 1991, by and between Nektar Therapeutics and John S. Patton.++

10.10	(18)	Stock Purchase Agreement, dated March 1, 1996, by and between Nektar Therapeutics and Baxter World Trade Corporation.

Exhibit Number		Description of Documents
10.11	(19)	Sublease and Lease Agreement, dated October 2, 1996, by and between Nektar Therapeutics and T.M.T. Associates L.L.C. (“Landlord”).

10.12	(17)	First Amendment to Sublease and Lease Agreement dated October 2, 1996, dated October 30, 1996, by and between Nektar Therapeutics and Landlord.

10.13	(17)	Letter Agreement amending Sublease and Lease Agreement dated October 2, 1996, dated April 9, 1997, by and between Nektar Therapeutics and Landlord.

10.14	(17)	Third Amendment to Sublease and Lease Agreement dated October 2, 1996, dated April 16, 1997, by and between Nektar Therapeutics and Landlord.

10.15	(17)	Fourth Amendment to Sublease and Lease Agreement dated October 2, 1996, dated November 5, 1997, by and between Nektar Therapeutics and Landlord.

10.16	(2)	Sublease, dated November 3, 1999, by and between Webvan Group, Inc., as sublessor, and Nektar Therapeutics, as sublessee.

10.17	(20)	Nektar Therapeutics’ 2000 Equity Incentive Plan, as amended.++

10.18	(4)	Nektar Therapeutics’ Stock Option Agreement issued in accordance with Nektar Therapeutics’ 2000 Equity Incentive Plan, as amended.++

10.19	(4)	Contribution Agreement, made and entered into as of September 14, 2000, by and among Nektar Therapeutics, Inhale 201 Industrial Road, L.P., a California limited partnership and Bernardo Property Advisors, Inc., a California corporation.

10.20	(4)	Agreement of Limited Partnership of Inhale 201 Industrial Road., L.P., a California limited partnership, made and entered into September 14, 2000, by and among SCIMED PROP III, Inc., a California corporation, as general partner, 201 Industrial Partnership, a California general partnership, as limited partner and Nektar Therapeutics, as limited partner.

10.21	(4)	Build-To-Suit Lease, made and entered into as of September 14, 2000, by and between Inhale 201 Industrial Road, L.P., a California limited partnership, as Landlord, and Nektar Therapeutics, as Tenant.

10.22	(4)	Amendment to Lease, dated October 3, 2000, by and between Inhale 201 Industrial Road, L.P., a California limited partnership, as Landlord, and Nektar Therapeutics, as Tenant.

10.23	(4)	Parking Lease Agreement, entered into as of September 14, 2000, by and between Inhale 201 Industrial Road, L.P., a California limited partnership, as Landlord, and Nektar Therapeutics, as Tenant.

10.24	(20)	Nektar Therapeutics’ 2000 Non-Officer Equity Incentive Plan.++

10.25	(21)	Nektar Therapeutics 2000 Non-Officer Equity Incentive Plan Stock Option Agreement (Nonstatutory Stock Option).++

10.26	(21)	Nektar Therapeutics 2000 Non-Officer Equity Incentive Plan Stock Option Agreement (Nonstatutory (Unapproved) Stock Option).

10.27+	(22)	Manufacturing and Supply Agreement, dated August 16, 2000, by and among Nektar Therapeutics, Tech Group North America and Bespak Europe, LTD.

10.28	(23)	The Bradford Particle Design plc Approved Employee Share Option Scheme.

10.29	(23)	Form of The Bradford Particle Design plc Approved Employee Share Option Scheme Option Certificate.

Exhibit Number		Description of Documents
10.30	(23)	The Bradford Particle Design plc Unapproved Employee Share Option Scheme.

10.31	(23)	Form of The Bradford Particle Design plc Unapproved Employee Share Option Scheme Option Certificate.

10.32	(23)	Form of Agreement Granting an Enterprise Management Incentives Option.

10.33	(23)	Agreement Granting Options, dated November 5, 1999, by and between Mr. Joseph F. Bohan and Bradford Particle Design plc.

10.34	(23)	Agreement Granting Options, dated October 27, 2000, by and between Mr. Joseph F. Bohan and Bradford Particle Design plc.

10.35	(24)	Shearwater Corporation 1996 Nonqualified Stock Option Plan.

10.36	(24)	Amendment to the 1996 Nonqualified Stock Option Plan of Shearwater Corporation, effective May 22, 1998.

10.37	(24)	Second Amendment to the 1996 Nonqualified Stock Option Plan of Shearwater Corporation, effective February 26, 2000.

10.38	(24)	Third Amendment to the 1996 Nonqualified Stock Option Plan of Shearwater Corporation, effective October 5, 2000.

10.39	(24)	Fourth Amendment to the 1996 Nonqualified Stock Option Plan of Shearwater Corporation, effective June 22, 2001.

10.40	(24)	Form of Shearwater Corporation Nonqualified Stock Option Agreement.

10.41	(24)	Form of June 2001 Amendment to Shearwater Corporation Nonqualified Stock Option Agreement.

10.42	(20)	Nektar Therapeutics 401(k) Retirement Plan.++

10.43	(20)	Non-Standardized Adoption Agreement No. 001 for use with Nektar Therapeutics 401(k) Retirement Plan.

10.44+	(25)	Letter Agreement, dated July 31, 2002, by and between Nektar Therapeutics, and Douglas H. Altschuler.++

10.45	(26)	Letter Agreement, dated December 29, 2001 by and between Nektar Therapeutics and Dr. Arnold J. Repta.++

10.46	(26)	Nektar Therapeutics Severance Benefit Plan.++

10.47	(26)	Key Employee Agreement, dated June 29, 2001, by and between Nektar Therapeutics AL, Corporation and J. Milton Harris.++

10.48	(27)	Letter Agreement, dated January 28, 2003, by and between Nektar Therapeutics and Ajay Bansal.++

10.49	(27)	Employee Relocation Repayment Agreement, dated April 2, 2003, by Ajay Bansal.++

10.50	(27)	Addendum to the Offer of Employment, dated April 3, 2003, by and between Nektar Therapeutics and Ajay Bansal.++

10.51	(28)	Redemption Agreement, dated June 23, 2004 by and between Nektar Therapeutics, SciMed Prop III, Inc., 201 Industrial Partnership and Inhale 201 Industrial Road, L.P.

10.52	(29)	Collaborative Development Agreement and License Agreement dated January 18, 1995 by and between Inhale Therapeutics Systems and Pfizer, Inc. *

Exhibit Number		Description of Documents
10.53	(29)	Amendment to Collaborative Development and License Agreement, dated September 12, 1995 by and between Inhale Therapeutic Systems and Pfizer, Inc. *

10.54	(29)	Amendment to Collaborative Development and License Agreement, dated September 25, 1996 by and between Inhale Therapeutic Systems and Pfizer, Inc. *

10.55	(29)	Amendment and Agreement, dated October 9, 1998 by and between Inhale Therapeutic Systems and Pfizer, Inc. *

10.56	(29)	Letter Agreement, dated December 30, 2004, by and between Nektar Therapeutics Systems and Nevan C. Elam. ++

10.57	(29)	Letter Agreement, dated November 9, 2003, by and between Nektar Therapeutics Systems and David Johnston. ++

10.58	(29)	Amendment to Letter Agreement, dated November 21, 2003, by and between Nektar Therapeutics Systems and David Johnston. ++

21.1	(29)	Subsidiaries of Nektar Therapeutics.

23.1	(30)	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	(30)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	(30)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	(30)	Section 1350 Certifications.

+	Confidential treatment with respect to specific portions are omitted and filed separately with the SEC.
++	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
(2)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 1999.
(3)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(4)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
(5)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 11, 2001.
(6)	Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-3 (No. 333-53678), filed on January 12, 2001.
(7)	Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on June 4, 2001.
(8)	Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on July 10, 2001.
(9)	Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on January 8, 2002.
(10)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 23, 2003.
(11)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on July 2, 2003.
(12)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on November 3, 2003.
(13)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

(14)	Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-8 (No. 333-98321), filed on August 19, 2002.
(15)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Registration Statement on Form S-1 (No. 33-75942), as amended.
(16)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 1995.
(17)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
(18)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.
(19)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
(20)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(21)	Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-8 (No. 333-71936), filed on October 19, 2001, as amended.
(22)	Incorporated by reference to Nektar Therapeutics’ Annual Report on Form 10-K, as amended, for the year ended December 31, 2000.
(23)	Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-8 (No. 333-55032), filed on February 6, 2001.
(24)	Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-8 (No. 333-67342), filed on August 10, 2001.
(25)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
(26)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K, as amended, for the year ended December 31, 2002.
(27)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.
(28)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on June 29, 2004.
(29)	Previously filed.
(30)	Filed herewith.

*	Confidential Treatment Requested.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Carlos, County of San Mateo, State of California on May 9, 2005.

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

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ AJIT S. GILL Ajit S. Gill	President, Chief Executive Officer and Director (Principal Executive Officer)	May 9, 2005

/s/ * Robert B. Chess	Executive Chairman of the Board of Directors	May 9, 2005

/s/ AJAY BANSAL Ajay Bansal	Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	May 9, 2005

/s/ * John S. Patton, Ph.D.	Founder, Chief Scientific Officer and Director	May 9, 2005

/s/ * Michael A. Brown	Director	May 9, 2005

/s/ * Christopher A. Kuebler	Director	May 9, 2005

/s/ * Irwin Lerner	Director	May 9, 2005

/s/ JOSEPH J. KRIVULKA Joseph J. Krivulka	Director	May 9, 2005

/s/ * Susan Wang	Director	May 9, 2005

/s/ * Roy A. Whitfield	Director	May 9, 2005

* By:	/s/ AJIT S. GILL
Ajit S. Gill Attorney-in-fact

Except as so indicated in Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K/A, Amendment No. 1.

Exhibit Number		Description of Documents
2.1	(1)	Agreement and Plan of Merger, dated June 4, 1998, by and between Inhale Therapeutic Systems, a California corporation, and Inhale Therapeutic Systems (Delaware), Inc., a Delaware corporation.

2.2	(5)	Recommended Offer, dated December 21, 2000, by Cazenove & Co. on behalf of Nektar Therapeutics for Bradford Particle Design plc.

2.3	(8)	Agreement and Plan of Merger and Reorganization, dated May 22, 2001, by and among Nektar Therapeutics, Square Acquisition Corp., Shearwater Corporation, Certain Shareholders of Shearwater Corporation and J. Milton Harris as Shareholders’ Agent.

2.4	(8)	Amendment to Agreement and Plan of Merger and Reorganization, dated June 21, 2001, by and among Nektar Therapeutics, Square Acquisition Corp., Shearwater Corporation, J. Milton Harris, as Shareholders’ Agent and a Designated Shareholder, and Puffinus, L.P.

3.1	(1)	Certificate of Incorporation of Inhale Therapeutic Systems (Delaware), Inc.

3.2	(1)	Bylaws of Nektar Therapeutics.

3.3	(3)	Certificate of Amendment of the Amended Certificate of Incorporation of Nektar Therapeutics.

3.4	(7)	Certificate of Designation of Series A Junior Participating Preferred Stock of Nektar Therapeutics.

3.5	(9)	Certificate of Designation of Series B Convertible Preferred Stock of Nektar Therapeutics.

3.6	(10)	Certificate of Ownership and Merger of Nektar Therapeutics.

4.1		Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.

4.2	(2)	Indenture, dated February 8, 2000, by and between Nektar Therapeutics, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.

4.3	(10)	Specimen Common Stock certificate.

4.4	(4)	Specimen warrants to purchase shares of Common Stock.

4.5	(6)	Indenture, dated October 17, 2000, by and between Nektar Therapeutics, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.

4.6	(7)	Rights Agreement, dated as of June 1, 2001, by and between Nektar Therapeutics and Mellon Investor Services LLC., as Rights Agent.

4.7	(7)	Form of Right Certificate.

4.8	(11)	Resale Registration Rights Agreement, dated June 30, 2003, by and among Nektar Therapeutics, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Lehman Brothers Inc., Friedman, Billings, Ramsey & Co. Inc. and SG Cowen Securities Corporation

4.9	(12)	Resale Registration Rights Agreement, dated October 9, 2003, by and among Nektar Therapeutics and the entities named therein.

10.1	(13)	Nektar Therapeutics’ 1994 Non-Employee Directors’ Stock Option Plan, as amended.

10.2	(14)	Nektar Therapeutics’ 1994 Employee Stock Purchase Plan, as amended and restated.++

Exhibit Number		Description of Documents
10.3	(15)	Standard Industrial Lease, dated September 17, 1992, as amended September 18, 1992, by and between Nektar Therapeutics and W.F. Batton & Co., Inc.

10.4	(15)	Addendum IV to Lease dated September 17, 1992, dated April 1, 1994, by and among Nektar Therapeutics, W.F. Batton and Marie A. Batton.

10.5	(16)	Amendment Agreement Number One to Lease dated September 17, 1992, dated October 20, 1995, by and between Nektar Therapeutics and W.F. Batton & Co., Inc.

10.6	(16)	Amendment Agreement Number Two to Lease dated September 17, 1992, dated November 15, 1995, by and among Nektar Therapeutics, W.F. Batton and Marie A. Batton, Trustees of the W.F. Batton and Marie A. Batton Trust UTA dated January 12, 1998 (“Batton Trust”).

10.7	(17)	Amendment Agreement Number Three to Lease dated September 17, 1992, dated February 14, 1996, by and between Nektar Therapeutics and Batton Trust.

10.8	(17)	Amendment Agreement Number Four to Lease dated September 17, 1992, dated September 15, 1996, by and between Nektar Therapeutics and Batton Trust.

10.9	(15)	Sublicense Agreement, dated September 13, 1991, by and between Nektar Therapeutics and John S. Patton.++

10.10	(18)	Stock Purchase Agreement, dated March 1, 1996, by and between Nektar Therapeutics and Baxter World Trade Corporation.

10.11	(19)	Sublease and Lease Agreement, dated October 2, 1996, by and between Nektar Therapeutics and T.M.T. Associates L.L.C. (“Landlord”).

10.12	(17)	First Amendment to Sublease and Lease Agreement dated October 2, 1996, dated October 30, 1996, by and between Nektar Therapeutics and Landlord.

10.13	(17)	Letter Agreement amending Sublease and Lease Agreement dated October 2, 1996, dated April 9, 1997, by and between Nektar Therapeutics and Landlord.

10.14	(17)	Third Amendment to Sublease and Lease Agreement dated October 2, 1996, dated April 16, 1997, by and between Nektar Therapeutics and Landlord.

10.15	(17)	Fourth Amendment to Sublease and Lease Agreement dated October 2, 1996, dated November 5, 1997, by and between Nektar Therapeutics and Landlord.

10.16	(2)	Sublease, dated November 3, 1999, by and between Webvan Group, Inc., as sublessor, and Nektar Therapeutics, as sublessee.

10.17	(20)	Nektar Therapeutics’ 2000 Equity Incentive Plan, as amended.++

10.18	(4)	Nektar Therapeutics’ Stock Option Agreement issued in accordance with Nektar Therapeutics’ 2000 Equity Incentive Plan, as amended.++

10.19	(4)	Contribution Agreement, made and entered into as of September 14, 2000, by and among Nektar Therapeutics, Inhale 201 Industrial Road, L.P., a California limited partnership and Bernardo Property Advisors, Inc., a California corporation.

10.20	(4)	Agreement of Limited Partnership of Inhale 201 Industrial Road., L.P., a California limited partnership, made and entered into September 14, 2000, by and among SCIMED PROP III, Inc., a California corporation, as general partner, 201 Industrial Partnership, a California general partnership, as limited partner and Nektar Therapeutics, as limited partner.

10.21	(4)	Build-To-Suit Lease, made and entered into as of September 14, 2000, by and between Inhale 201 Industrial Road, L.P., a California limited partnership, as Landlord, and Nektar Therapeutics, as Tenant.

Exhibit Number			Description of Documents
10.22		(4)	Amendment to Lease, dated October 3, 2000, by and between Inhale 201 Industrial Road, L.P., a California limited partnership, as Landlord, and Nektar Therapeutics, as Tenant.

10.23		(4)	Parking Lease Agreement, entered into as of September 14, 2000, by and between Inhale 201 Industrial Road, L.P., a California limited partnership, as Landlord, and Nektar Therapeutics, as Tenant.

10.24		(20)	Nektar Therapeutics’ 2000 Non-Officer Equity Incentive Plan.++

10.25		(21)	Nektar Therapeutics 2000 Non-Officer Equity Incentive Plan Stock Option Agreement (Nonstatutory Stock Option).++

10.26		(21)	Nektar Therapeutics 2000 Non-Officer Equity Incentive Plan Stock Option Agreement (Nonstatutory (Unapproved) Stock Option).

10.27	+	(22)	Manufacturing and Supply Agreement, dated August 16, 2000, by and among Nektar Therapeutics, Tech Group North America and Bespak Europe, LTD.

10.28		(23)	The Bradford Particle Design plc Approved Employee Share Option Scheme.

10.29		(23)	Form of The Bradford Particle Design plc Approved Employee Share Option Scheme Option Certificate.

10.30		(23)	The Bradford Particle Design plc Unapproved Employee Share Option Scheme.

10.31		(23)	Form of The Bradford Particle Design plc Unapproved Employee Share Option Scheme Option Certificate.

10.32		(23)	Form of Agreement Granting an Enterprise Management Incentives Option.

10.33		(23)	Agreement Granting Options, dated November 5, 1999, by and between Mr. Joseph F. Bohan and Bradford Particle Design plc.

10.34		(23)	Agreement Granting Options, dated October 27, 2000, by and between Mr. Joseph F. Bohan and Bradford Particle Design plc.

10.35		(24)	Shearwater Corporation 1996 Nonqualified Stock Option Plan.

10.36		(24)	Amendment to the 1996 Nonqualified Stock Option Plan of Shearwater Corporation, effective May 22, 1998.

10.37		(24)	Second Amendment to the 1996 Nonqualified Stock Option Plan of Shearwater Corporation, effective February 26, 2000.

10.38		(24)	Third Amendment to the 1996 Nonqualified Stock Option Plan of Shearwater Corporation, effective October 5, 2000.

10.39		(24)	Fourth Amendment to the 1996 Nonqualified Stock Option Plan of Shearwater Corporation, effective June 22, 2001.

10.40		(24)	Form of Shearwater Corporation Nonqualified Stock Option Agreement.

10.41		(24)	Form of June 2001 Amendment to Shearwater Corporation Nonqualified Stock Option Agreement.

10.42		(20)	Nektar Therapeutics 401(k) Retirement Plan.++

10.43		(20)	Non-Standardized Adoption Agreement No. 001 for use with Nektar Therapeutics 401(k) Retirement Plan.

10.44	+	(25)	Letter Agreement, dated July 31, 2002, by and between Nektar Therapeutics, and Douglas H. Altschuler.++

Exhibit Number		Description of Documents
10.45	(26)	Letter Agreement, dated December 29, 2001 by and between Nektar Therapeutics and Dr. Arnold J. Repta.++

10.46	(26)	Nektar Therapeutics Severance Benefit Plan.++

10.47	(26)	Key Employee Agreement, dated June 29, 2001, by and between Nektar Therapeutics AL, Corporation and J. Milton Harris.++

10.48	(27)	Letter Agreement, dated January 28, 2003, by and between Nektar Therapeutics and Ajay Bansal.++

10.49	(27)	Employee Relocation Repayment Agreement, dated April 2, 2003, by Ajay Bansal.++

10.50	(27)	Addendum to the Offer of Employment, dated April 3, 2003, by and between Nektar Therapeutics and Ajay Bansal.++

10.51	(28)	Redemption Agreement, dated June 23, 2004 by and between Nektar Therapeutics, SciMed Prop III, Inc., 201 Industrial Partnership and Inhale 201 Industrial Road, L.P.

10.52	(29)	Collaborative Development Agreement and License Agreement dated January 18, 1995 by and between Inhale Therapeutics Systems and Pfizer, Inc. *

10.53	(29)	Amendment to Collaborative Development and License Agreement, dated September 12, 1995 by and between Inhale Therapeutic Systems and Pfizer, Inc. *

10.54	(29)	Amendment to Collaborative Development and License Agreement, dated September 25, 1996 by and between Inhale Therapeutic Systems and Pfizer, Inc. *

10.55	(29)	Amendment and Agreement, dated October 9, 1998 by and between Inhale Therapeutic Systems and Pfizer, Inc. *

10.56	(29)	Letter Agreement, dated December 30, 2004, by and between Nektar Therapeutics Systems and Nevan C. Elam. ++

10.57	(29)	Letter Agreement, dated November 9, 2003, by and between Nektar Therapeutics Systems and David Johnston. ++

10.58	(29)	Amendment to Letter Agreement, dated November 21, 2003, by and between Nektar Therapeutics Systems and David Johnston. ++

21.1	(29)	Subsidiaries of Nektar Therapeutics.

23.1	(30)	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	(30)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	(30)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	(30)	Section 1350 Certifications.

+	Confidential treatment with respect to specific portions are omitted and filed separately with the SEC.
++	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
(2)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 1999.
(3)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(4)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
(5)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 11, 2001.
(6)	Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-3 (No. 333-53678), filed on January 12, 2001.
(7)	Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on June 4, 2001.
(8)	Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on July 10, 2001.
(9)	Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on January 8, 2002.
(10)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 23, 2003.
(11)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on July 2, 2003.
(12)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on November 3, 2003.
(13)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.
(14)	Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-8 (No. 333-98321), filed on August 19, 2002.
(15)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Registration Statement on Form S-1 (No. 33-75942), as amended.
(16)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 1995.
(17)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
(18)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.
(19)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
(20)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(21)	Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-8 (No. 333-71936), filed on October 19, 2001, as amended.
(22)	Incorporated by reference to Nektar Therapeutics’ Annual Report on Form 10-K, as amended, for the year ended December 31, 2000.
(23)	Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-8 (No. 333-55032), filed on February 6, 2001.
(24)	Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-8 (No. 333-67342), filed on August 10, 2001.
(25)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
(26)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K, as amended, for the year ended December 31, 2002.
(27)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.
(28)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on June 29, 2004.
(29)	Previously filed.
(30)	Filed herewith

* Confidential Treatment Requested.