Form 10-Q
period 2005-03-31
NEKTAR THERAPEUTICS
filed 2005-05-10
CIK 906709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2005

or,

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

Applicable Only to Corporate Issuers

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 84,965,310 on April 29, 2005.

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

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements – unaudited:

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share information)

	March 31, 2005 (unaudited)	December 31, 2004 *
ASSETS
Current assets:
Cash and cash equivalents	$47,516	$32,064
Short-term investments	353,787	386,676
Accounts receivable, net of allowance for doubtful accounts and sales returns reserve of $328 at March 31, 2005 and $43 at December 31, 2004.	6,333	12,842
Inventory, net	10,683	10,691
Other current assets	10,528	12,266

Total current assets	428,847	454,539

Property and equipment, net	147,726	151,247
Goodwill	129,986	130,120
Other intangible assets, net	5,328	6,456
Deposits and other assets	2,305	2,559

Total assets	$714,192	$744,921

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,117	$7,141
Other accrued expenses	13,741	15,065
Short-term debt	1,327	15
Interest payable	2,227	2,010
Capital lease obligations - current	374	1,532
Deferred revenue	28,705	29,890

Total current liabilities	51,491	55,653

Convertible subordinated notes and debentures	173,949	173,949
Capital lease obligations - noncurrent	20,650	23,568
Other long-term liabilities	21,990	22,292
Accrued rent	2,102	2,117

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, 10,000 shares authorized
Series A, $0.0001 par value: 3,100 shares designated; no shares issued or outstanding at March 31, 2005 and December 31, 2004.	—	—
Convertible Series B, $0.0001 par value: 40 shares designated; 20 shares issued and outstanding at March 31, 2005 and December 31, 2004; liquidation preference of $19,945 at March 31, 2005 and December 31, 2004.	—	—
Common stock, $0.0001 par value; 300,000 authorized; 84,945 and 84,572 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively.	8	8
Capital in excess of par value	1,192,947	1,187,575
Deferred compensation	(4,371)	(2,764)
Accumulated other comprehensive income	(1,288)	(356)
Accumulated deficit	(743,286)	(717,121)

Total stockholders’ equity	444,010	467,342

Total liabilities and stockholders’ equity	$714,192	$744,921

(*)	The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, which are included in our Form 10-K/A, as amended, for the year ended December 31, 2004 as filed with the Securities and Exchange Commission. This balance sheet does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

(unaudited)

	Three- Months Ended March 31,
	2005	2004
Revenue:
Contract research revenue	$19,529	$21,509
Product sales	6,392	4,322
Exubera® commercialization readiness revenue	2,573	—

Total revenue	28,494	25,831

Operating costs and expenses:
Cost of goods sold	5,255	2,536
Exubera® commercialization readiness costs	2,294	—
Research and development (as restated for March 31, 2004)	34,945	31,292
General and administrative (as restated for March 31, 2004)	9,110	6,828
Amortization of other intangible assets	982	981

Total operating costs and expenses (as restated for March 31, 2004)	52,586	41,637

Loss from operations (as restated for March 31, 2004)	(24,092)	(15,806)

Loss on extinguishment of debt	—	(9,258)
Other income/(expense), net	(1,285)	307
Interest income	2,272	1,246
Interest expense (as restated for March 31, 2004)	(3,060)	(16,357)

Net loss before provision for income taxes	(26,165)	(39,868)

Provision for income taxes	—	132

Net loss	$(26,165)	$(40,000)

Basic and diluted net loss per share	$(0.31)	$(0.64)

Shares used in computing basic and diluted net loss per share	84,708	62,139

See accompanying notes.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three-Months Ended March 31,
	2005	2004
Cash flows used in operating activities:
Net loss	$(26,165)	$(40,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,119	2,852
Amortization of other intangible assets	1,128	1,127
Amortization of debt issuance costs	208	322
Amortization of deferred compensation	432	236
Amortization of gain related to sale of building	(278)	—
Loss on termination of capital lease	1,137	—
Non-cash compensation for employee retirement plans	285	217
Non-cash compensation for employee severance	—	60
Stock-based compensation for services rendered	61	185
Loss on early extinguishment of debt	—	9,258
Increase in provision for doubtful accounts and sales returns reserve	285	21
Increase (decrease) in inventory reserve	(372)	610
Changes in assets and liabilities:
Decrease in trade accounts receivable	6,219	2,569
Decrease (increase) in inventories	380	(4,594)
Decrease (increase) in other assets	1,952	(943)
Increase (decrease) in accounts payable	(2,018)	1,288
Decrease in accrued expenses	(676)	(2,158)
Increase in interest payable	217	373
Increase (decrease) in deferred revenue	(1,261)	3,133
Increase (decrease) in other liabilities	(16)	36

Net cash used in operating activities	(14,363)	(25,408)

Cash flows from investing activities:
Purchases of short-term investments	(49,633)	(269,902)
Sales of short-term investments	40,750	39,199
Maturities of short-term investments	41,087	81,669
Purchases of long-term investments	—	(28)
Sales of long-term investments	—	12,470
Purchases of property and equipment	(4,531)	(7,487)

Net cash provided by (used in) investing activities	27,673	(144,079)

Cash flows from financing activities:
Payments of loan and capital lease obligations	(838)	(541)
Repurchase of convertible subordinated notes	—	(460)
Issuance of common stock, net of issuance costs	—	196,245
Issuance of common stock related to employee stock purchase plan	647	615
Issuance of common stock related to employee stock exercises	2,340	5,356

Net cash provided by financing activities	2,149	201,215

Effect of changes in exchange rate on cash and cash equivalents	(7)	—

Net increase in cash and cash equivalents	15,452	31,728

Cash and cash equivalents at beginning of period	32,064	44,446

Cash and cash equivalents at end of period	$47,516	$76,174

Non-cash Investing and Financing Activities
Conversion of debt into common stock	$—	$178,279

Deferred compensation related to the issuance of restricted stock units	$2,039	$3,902

See accompanying notes.

NEKTAR THERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

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

We prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles in United States of America (“U.S. GAAP”) can be condensed or omitted. In the opinion of management, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. Certain prior year amounts have been reclassified to conform to the current period financial statement presentation.

Revenues, expenses, assets, and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year. The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K/A, as amended, for the year ended December 31, 2004.

Restatement

Certain amounts reported in our Quarterly Reports on Form 10-Q for the three-month period ended March 31, 2004 have been restated to correct for certain misapplications of our accounting policies under U.S. GAAP.

Specifically, we have reclassified approximately $2.7 million for the three-month period ended March 31, 2004 from research and development expenses to general and administrative expenses. This reclassification included legal expenses related to our intellectual property portfolio and a portion of finance, information systems, and human resource expenses that were not clearly related to research and development and are required to be classified outside of research and development expenses under Statement Financial Accounting Standards No. 2, Accounting for Research and Development Costs.

In addition, we reclassified approximately $0.3 million for the three-month period ended March 31, 2004 from general and administrative expenses to interest expense. This reclassification was made to record the amortization of debt issuance costs to interest expense as required under Accounting Principles Board No. 21, Interest on Receivables and Payables and EITF 86-15, Increasing-Rate Debt.

These reclassifications did not result in any change to our cash position, revenue, or net loss during the three-month period ended March 31, 2004.

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

Principles of Consolidation

Our consolidated financial statements include the financial position and results of operations and cash flows of our wholly-owned subsidiaries: Nektar Therapeutics AL, Corporation (“Nektar AL”), formerly Shearwater Corporation; Nektar Therapeutics UK, Ltd. (“Nektar UK”), formerly Bradford Particle Design Ltd; and Inhale Therapeutic Systems Deutschland GmbH (“Inhale Germany”). As of March 31, 2004 our consolidated financial statements also included the financial statements of Inhale 201 Industrial Road, L.P., a real estate partnership in San Carlos, California and Shearwater Polymers, LLC, a real estate partnership in Alabama. As of September 30, 2004, these real estate partnerships were dissolved and are no longer included in our consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation.

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

Significant Concentrations

Cash equivalents and short-term investments are financial instruments that potentially subject us to concentration of risk. We limit our concentration of risk by diversifying our investment amount among a variety of industries and issuers and by limiting the average maturity to approximately one year. Our professional portfolio managers adhere to this investment policy as approved by our Board of Directors.

Our customers are primarily pharmaceutical and biotechnology companies that are located in the U.S. and Europe. Our accounts receivable balance contains trade receivables from product sales and collaborative research agreements. At March 31, 2005, three different customers represented 54%, 13%, and 10% of our accounts receivable, respectively. At December 31, 2004, four different customers represented 25%, 23%, 16%, and 10% of our accounts receivable, respectively. We provide for a general allowance for doubtful accounts by reserving for specifically identified doubtful accounts plus a percentage of past due amounts. We have not experienced significant credit losses from our accounts receivable or collaborative research agreements, and none is currently expected. We perform a regular review of our customer’s payment history and associated credit risk. We do not require collateral from our customers.

We are dependent on our partners, vendors, and contract manufacturers to provide raw materials, drugs, and devices of appropriate quality and reliability and to meet applicable regulatory requirements. Consequently, in the event that supplies are delayed or interrupted for any reason, our ability to develop our products could be impaired, which could have a material adverse effect on our business, financial condition and results of operation.

We are dependent on Pfizer as the source of a significant proportion of our revenue. Revenue from Pfizer represented 63% and 59% of our revenue for the three-month periods ended March 31, 2005 and 2004, respectively. Deferred revenue from Pfizer represented 69% and 76% of our total deferred revenue as of March 31, 2005 and December 31, 2004, respectively. The termination of this collaboration arrangement could have a material adverse effect on our financial position and results of operations.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) released a revision to Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“FAS 123R”). FAS 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. We will be required to adopt FAS 123R on January 1, 2006. When we adopt the new statement, we will have to recognize substantially more compensation expense. This would have a material adverse impact on our financial position and results of operations. We are currently in the process of evaluating the effect of adopting FAS 123R.

In November 2004, the FASB released SFAS No. 151, Inventory Costs – An Amendment to ARB No. 43. This Statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as defined by ARB No. 43, Chapter 4, Inventory Pricing. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We will be required to adopt SFAS No. 151 on January 1, 2006. We are currently in the process of evaluating the effect of adopting SFAS No. 151.

In March 2004, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on EITF 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-01 provides guidance regarding disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. In September 2004, the EITF delayed the effective date for the measurement and recognition guidance; however the disclosure requirements remain effective for annual periods ending after June 15, 2004 (see note 2). We have complied with the disclosure requirements of EITF 03-01, and we will evaluate the impact of the measurement and recognition provisions of EITF 03-01 once final guidance is issued.

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

At March 31, 2005, all short-term investments are designated as available-for-sale and are carried at fair value, with unrealized gains and losses reported in stockholders’ equity as accumulated other comprehensive income (loss). Short-term investments are adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities, if any, are included in other income (expense). The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

At March 31, 2005 and December 31, 2004, we had letter of credit arrangements with certain vendors including our landlord totaling $2.2 million which are secured by investments in similar amounts

Inventories

Inventories consist primarily of raw materials, work-in-process and finished goods of Nektar AL. Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost is computed using standard cost, which approximates actual costs on a first-in, first-out basis.

Inventories consist of the following (in thousands):

	March 31, 2005	December 31, 2004
Raw material	$5,696	$4,848
Work-in-process	3,410	4,552
Finished goods	1,577	1,291

Total inventories	$10,683	$10,691

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

Certain amounts have been expensed for plant design, engineering, and validation costs based on our evaluation that it is unclear whether such costs are ultimately recoverable. These amounts may become fully recoverable only if and when Exubera® is approved by the appropriate regulatory agencies and commercial production commences.

Goodwill

Goodwill is tested for impairment at least annually or on an interim basis if an event occurs or circumstances change that would more-likely-than-not reduce the fair value below our carrying value. During the three-month period ended March 31, 2005 and 2004, we recorded no impairment charges under SFAS No. 142, Goodwill and Other Intangible Assets, as no indicators of impairment were identified by management.

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

During part of 2004, we had a bank loan which had been secured by one of our Nektar AL facilities in Alabama. This loan originally had a variable rate of interest tied to the LIBOR index. In November 2003, we entered into an interest rate swap agreement to limit our exposure to fluctuations in U.S. interest rates. The interest rate swap agreement effectively converts a portion of our debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. The swap was designated a cash flow hedge. Under the terms of our swap arrangement, we paid an initial effective interest rate of 5.17%. This rate was variable on a monthly basis based on changes in the LIBOR index, but only to a maximum of 7.05%.

This swap had been accounted for as a derivative subject to SFAS No. 133, Accounting for Derivatives and Hedging Activity. Because there was still potential variability in our effective interest rate, this specific swap arrangement was not an effective hedge. Accordingly, we recorded the fair value of this derivative at December 31, 2003 by recording a liability and corresponding interest expense of $0.2 million. The fair value was adjusted to market value on a quarterly basis, with an increase in interest rates generally resulting in a reduction in the liability and a decrease to interest expense, and a decrease in interest rates generally resulting in an increase to the liability and an increase in interest expense.

In September 2004, we retired the bank loan after paying the remaining principal balance of $5.6 million. We also retired the interest rate swap agreement by paying $0.3 million to the lender, representing the fair value of this instrument on that date which was equal to the swap liability recorded on our books. This amount was charged to interest expense.

To limit our exposure to foreign currency exchange rate fluctuations with respect to British Pounds, we have periodically purchased British Pounds on the spot market and held them in a U.S. bank account. At March 31, 2005 and at December 31, 2004, we held British Pounds valued at approximately $3.9 million and $8.4 million, respectively, using the exchange rate as of period end. Such amount is included in cash and cash equivalents on our balance sheet. During the three-month period ended March 31, 2005, a loss of $0.1 million resulting from revaluing British Pounds at the current exchange rate was included in other income/(expense).

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

	Three-Months Ended March 31,
	2005	2004
Net loss, as reported	$(26,165)	$(40,000)
Change in net unrealized gains (losses) on available-for-sale securities	(510)	41
Net unrealized gains reclassified into earnings	—	(23)
Translation adjustment	(422)	378

Total comprehensive loss	$(27,097)	$(39,604)

The components of accumulated other comprehensive income is as follows (in thousands):

	March 31, 2005	December 31, 2004
Unrealized losses on available-for-sale securities	$(2,366)	$(1,856)
Translation adjustment	1,078	1,500

Total accumulated other comprehensive income	$(1,288)	$(356)

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

Pro forma information regarding net income and earnings per share required by SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, regarding the fair value for employee options was estimated at the date of grant using a Black-Scholes option valuation model with the following weighted-average assumptions:

	Three-Months Ended March 31,
	2005	2004
Risk-free interest rate	3.7%	3.1%
Dividend yield	0.0%	0.0%
Volatility factor	0.76	0.71
Weighted average expected life	4.5 years	5 years

Pro forma information regarding net income and earnings per share required by SFAS 123, as amended by SFAS 148, regarding the fair value for employee stock purchase plan shares was estimated at the date of grant using a Black-Scholes valuation model with the following weighted-average assumptions:

	Three-Months Ended March 31,
	2005	2004
Risk-free interest rate	1.83%	1.04%
Dividend yield	0.0%	0.0%
Volatility factor	0.49	0.49
Weighted average expected life	0.5years	0.5years

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

The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands, except per share information):

	Three-Months Ended March 31,
	2005	2004
Net loss, as reported	$(26,165)	$(40,000)
Add: stock-based employee compensation included in reported net loss	432	236
Deduct: total stock-based employee compensation expense determined under fair value methods for all awards	(7,985)	(7,478)

Net loss, pro forma	$(33,718)	$(47,242)

Net loss per share
Basic and diluted, as reported	$(0.31)	$(0.64)
Basic and diluted, pro forma	$(0.40)	$(0.76)

Stock compensation expense for options granted to non-employees has been determined in accordance with SFAS 123 and EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in conjunction with Selling, Goods or Services, as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The fair value of options granted to non-employees is re-measured as the underlying options vest. Non-employee option awards are accounted for under FIN 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

Revenue Recognition

We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”). Effective July 1, 2003, we adopted the provisions of Emerging Issues Task Force, Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”) on a prospective basis.

Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable, and collectability is reasonably assured. Allowances are established for uncollectible amounts.

We enter into collaborative research and development arrangements with pharmaceutical and biotechnology partners that may involve multiple deliverables. For multiple-deliverable arrangements entered into after July 1, 2003 judgment is required in the areas of separability of units of accounting and the fair value of individual elements. The principles and guidance outlined in EITF No. 00-21 provide a framework to (a) determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and (b) determine how the arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. Our arrangements generally may contain the following elements: collaborative research, milestones, manufacturing and supply, royalties and license fees. For each separate unit of accounting we have objective and reliable evidence of fair value using available internal evidence for the undelivered item(s) and our arrangements generally do not contain a general right of return relative to the delivered item. In accordance with the guidance in EITF No. 00-21, the Company uses the residual method to allocate the arrangement consideration when it does not have fair value of a delivered item(s). Under the residual method, the amount of consideration allocated to the delivered item equals the total arrangement consideration less the aggregate fair value of the undelivered items.

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

Product sales are derived primarily from cost-plus manufacturing and supply contracts for our PEG Reagents with individual customers in our industry. Sales terms for specific PEG Reagents are negotiated in advance. Revenues related to our product sales are recorded in accordance with the terms of the contracts. Beginning with the three-month period ended March 31, 2005, we began to provide for a general allowance for sales returns by reserving a percentage of product sales based on our recent experience with product returns. The allowance for sales returns was $0.3 million and nil as of March 31, 2005 and December 31, 2004, respectively.

Research and Development

Research and development costs are expensed as incurred and include salaries, benefits, and other operating costs such as outside services, supplies, and allocated overhead costs. We perform research and development for our proprietary products and technology development and for others pursuant to feasibility agreements and development and license agreements. For our proprietary products and internal technology development programs, we may invest our own funds without reimbursement from a collaborative partner. Under our feasibility agreements, we are generally reimbursed for the cost of work performed. Feasibility agreements are designed to evaluate the applicability of our technologies to a particular molecule and therefore are generally completed in less than one year. Under our development and license agreements, products developed using our technologies may be commercialized by a collaborative partner. Under these development and license agreements, we may be reimbursed for development costs, may also be entitled to milestone payments when and if certain development and/or regulatory milestones are achieved, and may be compensated for the manufacture and supply of clinical and commercial product. We may also receive royalties on sales of commercial product. All of our research and development agreements are generally cancelable by the partner without significant financial penalty.

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

We recorded a provision of $0.1 million for the three-month period ended March 31, 2004 relating entirely to state taxes on our Alabama subsidiary. We did not record a provision for income taxes for the three-month period ended March 31, 2005 because our Alabama subsidiary had a net loss for the three-month period ended March 31, 2005.

Net Loss Per Share

Basic net loss per share is calculated based on the weighted-average number of common shares outstanding during the periods presented, less the weighted-average shares outstanding which are subject to the Company’s right of repurchase.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three-Months Ended March 31,
	2005	2004
Numerator:
Net loss	$(26,165)	$(40,000)

Denominator:
Weighted average number of common shares outstanding	84,708	62,139

Net loss per share – basic and diluted	$(0.31)	$(0.64)

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

	March 31,
	2005	2004
Warrants	36	56
Options and restricted stock units	14,430	14,772
Convertible preferred stock	875	875
Convertible debentures and notes	3,831	4,316

Total	19,172	20,019

Note 2 - Segment, Significant Customer, and Geographic Information

We report segment information in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. The Company is managed as one operating segment. The entire business is comprehensively managed by our Executive Committee that reports to the Chief Executive Officer. The Executive Committee is our chief operating decision maker. We have multiple technologies, all of which are marketed to a common customer base (pharmaceutical and biotechnology companies which are typically located in the U.S. and Europe).

Our research revenue is derived primarily from clients in the pharmaceutical and biotechnology industries. Revenue from Pfizer represented 63% and 59% of our total revenue for the three-month periods ended March 31, 2005 and 2004, respectively. Deferred revenue from Pfizer represented 69% and 76% of total deferred revenue as of March 31, 2005 and December 31, 2004, respectively. Product sales relate to sale of our manufactured Advanced PEGylation Technology products by Nektar AL.

Our accounts receivable balance contains trade receivables from product sales, collaborative research agreements, and Exubera® commercialization readiness revenue. On March 31, 2005, three different customers represented 54%, 13%, and 10% of our accounts receivable, respectively. At December 31, 2004, four different customers represented 25%, 23%, 16%, and 10% of our accounts receivable, respectively.

We primarily receive contract research revenue from, and provide product sales to, customers located within the United States. Revenues are derived from customers in the following geographic areas (in thousands):

	Three-Months Ended March 31,
	2005	2004
Contract research revenue
United States	$18,646	$21,394
All other countries	883	115

Total contract research revenue	$19,529	$21,509

Product sales
United States	$4,291	$3,168
European countries	1,303	571
All other countries	798	583

Total product sales	$6,392	$4,322

Exubera® commercialization readiness revenue
United States	$2,573	$—
All other countries	—	—

Total Exubera commercialization readiness revenue	$2,573	$—

Note 3 – Financial Instruments

As of March 31, 2005 and December 31, 2004, we held a portfolio exclusively of debt securities. Certain of these securities have a fair value less than their amortized cost. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and EITF 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, we have recorded the difference between the amortized cost and fair value as a component of accumulated other comprehensive income. Management has concluded that no impairment should be recognized related to these investments because the unrealized losses incurred to date are not considered other than temporary. Management has reached this conclusion based upon its intention to generally hold all debt investments with an unrealized loss until maturity (or reset date for auction rate securities) at which point they are redeemed at full par value, a history of actually holding the majority of our investments to maturity (or reset date for auction rate securities), and our strategy of aligning the maturity of our debt investments to meet our cash flow needs. Therefore, we will, in most cases, have the ability to hold all of our debt investments to maturity.

We determine the fair value amounts by using available market information. As of March 31, 2005 and December 31, 2004, the average portfolio duration was approximately one year, and the contractual maturity of any single investment did not exceed twenty-four months with the exception of auction rate securities. Each of the auction rate securities we hold resets the interest rate we earn through a Dutch auction held every six months or less. Investments with maturities greater than two years are classified as short-term when they represent investments of cash that are reasonably expected to be realized in cash and are available for use in current operations. There were no gross unrealized gains on available for sale securities at March 31, 2005 and December 31, 2004. The gross unrealized losses on available for sale securities at March 31, 2005 and December 31, 2004 amounted to approximately $2.4 million and approximately $1.9 million, respectively. As of March 31, 2005, there were 49 securities that had been in a loss position for twelve months or more and which had a fair value $78.7 million and an unrealized loss of $0.6 million. As of December 31, 2004, there were 21 securities that had been in a loss position for twelve months or more and which had a fair value $31.4 million and an unrealized loss of $0.1 million.

The following is a summary of operating cash and available-for-sale securities as of March 31, 2005 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and Available-for-Sale Securities
Obligations of U.S. government agencies	$169,163	$—	$(1,303)	$167,860
U.S. corporate commercial paper	3,736	—	—	3,736
Obligations of U.S. corporations	143,770	—	(1,058)	142,712
Obligations of non U.S. corporations	4,008	—	(5)	4,003
Repurchase agreements	26,619	—	—	26,619
Auction rate securities	41,100	—	—	41,100
Cash	15,273	—	—	15,273

	$403,669	$—	$(2,366)	$401,303

Amounts included in cash and cash equivalents	$47,520	$—	$(4)	$47,516
Amounts included in short-term investments (less than one year to maturity)	231,254	—	(1,456)	229,798
Amounts included in short-term investments (one to two years to maturity)	83,795	—	(906)	82,889
Amounts included in short-term investments (more than two years to maturity)	41,100	—	—	41,100

	$403,669	$—	$(2,366)	$401,303

The following is a summary of operating cash and available-for-sale securities as of December 31, 2004 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and Available-for-Sale Securities
Obligations of U.S. government agencies	$164,883	$1	$(923)	$163,961
Obligations of U.S. state and local government agencies	1,150	—	—	1,150
U.S. corporate obligations	147,114	—	(918)	146,196
Non U.S. corporate obligations	4,033	—	(16)	4,017
Repurchase agreements	14,200	—	—	14,200
Auction rate securities	72,350	—	—	72,350
Cash	16,866	—	—	16,866

Total Cash and Available-for-Sale Securities	$420,596	$1	$(1,857)	$418,740

Amounts included in cash and cash equivalents	$32,064	$—	$—	$32,064
Amounts included in short-term investments (less than one year to maturity)	212,586	—	(916)	211,670
Amounts included in short-term investments (one to two years to maturity)	103,596	1	(941)	102,656
Amounts included in short-term investments (more than 2 years to maturity)	72,350	—	—	72,350

Total Cash and Available-for-Sale Securities	$420,596	$1	$(1,857)	$418,740

Note 4 - Other Intangible Assets

The components of our other intangible assets at March 31, 2005, are as follows (in thousands, except for years):

	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Core technology	5	$8,100	$(6,075)	$2,025
Developed product technology	5	2,900	(2,175)	725
Intellectual property	5-7	7,301	(5,821)	1,480
Supplier and customer relations	5	5,140	(4,042)	1,098

Total		$23,441	$(18,113)	$5,328

Amortization expense related to other intangible assets totaled $1.1 million for both of the three-month periods ended March 31, 2005 and 2004 ($0.1 million is included in cost of sales for both periods). The following table presents expected future amortization expense for other intangible assets until they are fully amortized (in thousands):

Years Ending December 31,
Remainder of 2005	$3,379
2006	1,949

Total	$5,328

Note 5 - Restructuring

In September 2002 we incurred restructuring charges associated with the disposal of a purchased technology. The entity using this purchased technology was located in Germany, and we have consolidated this entity’s operations into our financial statements since the technology was purchased. In connection with this disposal we incurred a total charge of approximately $2.6 million comprised of $1.2 million in salaries covering 13 research and development employees, $0.5 million as an impairment for fixed assets, $0.3 million as a reserve for other assets, and $0.6 million for outside services. All of these charges were expensed to research and development. The liability as of December 31, 2004, 2003, and 2002 was $0.2 million and $0.7 million, and $2.5 million, respectively.

Note 6 - Commitments and Contingencies

Legal Matters

On September 3, 2004, a purported securities class action complaint styled Norman Rhodes, et al. v. Nektar Therapeutics, Ajit Gill, J. Milton Harris, and Robert B Chess, Case No. C 04-03735 JSW, was filed in the United States District Court for the Northern District of California against the Company and certain of its current officers and directors. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5. The plaintiff seeks to represent a putative class of all purchasers of the Company’s securities between March 4, 2004 and August 4, 2004 (the “Class Period”). The complaint generally alleges that, during that Class Period, the Company and the individual defendants made false or misleading statements in certain press releases regarding Exubera®. The Complaint seeks unspecified monetary damages and other relief against all defendants. A motion for appointment of a lead plaintiff was filed on November 2, 2004. We filed an opposition to the motion on January 26, 2005, and the motion for appointment of the lead plaintiff was withdrawn on April 25, 2005.

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

Letters of Credit

At March 31, 2005 and December 31, 2004, we had letter of credit arrangements with certain vendors including our landlord totaling $2.2 million which are secured by investments in similar amounts.

Workers Compensation

Pursuant to the terms of our worker’s compensation insurance policy, we are subject to self-fund all claims up to $250,000 per occurrence subject to a maximum of $739,250 for the term of the insurance policy, November 1, 2004 – October 31, 2005. Historically, we have not been obligated to make significant payments for these obligations, and no significant liabilities have been recorded for these obligations on our balance sheet as of March 31, 2005 or December 31, 2004.

Royalties

We have certain royalty commitments associated with the shipment, licensing, or development of certain products. Royalty expense was approximately $0.6 million and $0.5 million for the three-month periods ended March 31, 2005 and 2004, respectively. The overall maximum amount of the obligations is based upon sales of the applicable product and cannot be reasonably estimated.

Director and Officer Indemnifications

As permitted under Delaware law, and as set forth in our Certificate of Incorporation and our Bylaws, we indemnify our directors, executive officers, other officers, employees, and other agents for certain events or occurrences that arose while in such capacity. The maximum potential amount of future payments we could be required to make under this indemnification is unlimited; however, we have insurance policies that may limit our exposure and may enable us to recover a portion of any future amounts paid. Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits, and other policy provisions, we believe any obligations under this indemnification are not material, other than an initial $500,000 per incident retention deductible per our insurance policy. However, no assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case we may incur substantial liabilities as a result of these indemnification obligations. Because the obligated amount of this agreement is not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheet as of March 31, 2005 or December 31, 2004.

Indemnification Underwriters and Initial purchasers of our Securities

In connection with our sale of equity and convertible debt securities from, we have agreed to defend, indemnify, and hold harmless our underwriters or initial purchasers, as applicable, as well as certain related parties from and against certain liabilities, including liabilities under the Securities Act of 1933, as amended. The term of these indemnification obligations is generally perpetual. There is no limitation on the potential amount of future payments we could be required to make under these indemnification obligations. We have never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. If any of our indemnification obligations are triggered, however, we may incur substantial liabilities. Because the obligated amount of this agreement is not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheet as of March 31, 2005 or December 31, 2004.

Strategic Alliance—Enzon

In January 2002, we announced a broad strategic alliance with Enzon Pharmaceuticals, Inc. that included a collaboration to develop up to three products using our Pulmonary Technology and/or Supercritical Fluids Technology. Under the terms of the agreement, we are responsible for the development of drug formulations for the agreed upon pharmaceutical agents. We are required to self-fund a portion of these costs. As of March 31, 2005, we are required to fund up to an incremental $2.0 million in the coming years without reimbursement for research and development expenses. To date these costs, amounting to $15.0 million, have been included in our research and development expenses. After our funding requirement has been met, Enzon will have an option to license the products and if they exercise this option, they will be required to provide research and development funding as well as milestone payments should the products progress through clinical testing.

Manufacturing and Supply Agreement with Contract Manufacturers

In August 2000, we entered into a Manufacturing and Supply Agreement with our contract manufacturers to provide for the manufacturing of our pulmonary inhaler device for Exubera®. Under the terms of the Agreement, we may be obligated to reimburse the contract manufacturers for the actual unamortized and unrecovered portion of any equipment procured or facilities established and the interest accrued for their capital overlay in the event that Exubera® does not gain FDA approval to the extent that the contract manufacturers cannot re-deploy the assets. While such payments may be significant, at the present time, it is not possible to estimate the loss that will occur should Exubera® not be approved. We have also agreed to defend, indemnify, and hold harmless the contract manufacturers from and against third party liability arising out of the agreement, including product liability and infringement of intellectual property. There is no limitation on the potential amount of future payments we could be required to make under these indemnification obligations. We have never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. If any of our indemnification obligations is triggered, we may incur substantial liabilities. Because the obligated amount of this agreement is not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheet as of March 31, 2005 or December 31, 2004.

Security Agreement with Pfizer, Inc.

In connection with the Collaboration, Development and License Agreement (“CDLA”) dated January 18, 1995 that we entered into with Pfizer for the development of the Exubera® product, we entered into a Security Agreement pursuant to which our obligations under the CDLA and certain Manufacturing and Supply Agreements related to the manufacture and supply of powdered insulin and pulmonary inhaler devices for the delivery of powdered insulin, are secured. Our default under any of these agreements triggers Pfizer’s rights with respect to property relating solely to, or used or which will be used solely in connection with, the development, manufacture, use and sale of Exubera® including proceeds from the sale or other disposition of the property. Because the obligated amount of this agreement is not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheet as of March 31, 2005 or December 31, 2004.

Collaboration Agreements for Pulmonary Products

As part of our collaboration agreements with our partners for the development, manufacture, and supply of products based on our Pulmonary Technology, we generally agree to defend, indemnify, and hold harmless our partners from and against third party liabilities arising out of the agreement, including product liability and infringement of intellectual property. The term of these indemnification obligations is generally perpetual any time after execution of the agreement. There is no limitation on the potential amount of future payments we could be required to make under these indemnification obligations. We have never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. If any of our indemnification obligations is triggered, we may incur substantial liabilities. Because the obligated amount of this agreement is not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheet as of March 31, 2005 or December 31, 2004.

License, Manufacturing and Supply Agreements for Products Based on our Advanced PEGylation Technology

As part of our license, manufacturing, and supply agreements with our partners for the development and/or manufacture and supply of PEG reagents based on our Advanced PEGylation Technology, we generally agree to defend, indemnify, and hold harmless our partners from and against third party liabilities arising out of the agreement, including product liability and infringement of intellectual property. The term of these indemnification obligations is generally perpetual any time after execution of the agreement. There is no limitation on the potential amount of future payments we could be required to make under these indemnification obligations. We have never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. If any of our indemnification obligations is triggered, we may incur substantial liabilities. Because the obligated amount of this agreement is not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheet as of March 31, 2005 or December 31, 2004.

Lease Restoration

We have several leases for our facilities in multiple locations. In the event that we do not exercise our option to extend the term of the lease, we guarantee certain costs to restore the property to certain conditions in place at the time of lease. We believe the estimated fair value of this guarantee is minimal. Because the obligated amount of this agreement is not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheet as of March 31, 2005 or December 31, 2004.

Note 7 – Deferred Compensation

During the three-month period ended March 31, 2005, we issued restricted stock unit awards totaling 110,000 shares of our common stock to certain employees. The restricted stock unit awards are settled by delivery of shares of our common stock on or shortly after the date the awards vest. The restricted stock unit awards become fully vested over a period of 47 months. In connection with these restricted stock unit awards, we recorded deferred compensation expense of $2.0 million, which represents the intrinsic value of the restricted stock units on the date of grant. We are ratably expensing the deferred compensation on a monthly basis over the vesting term of 47 months.

During the three-month period ended March 31, 2004, we issued restricted stock unit awards totaling 206,666 shares of our common stock to certain employees. The restricted stock unit awards are settled by delivery of shares of our common stock on or shortly after the date the awards vest. The restricted stock unit awards become fully vested over a period of 34 months. In connection with these restricted stock unit awards, we recorded deferred compensation of $3.9 million, which represents the intrinsic value of the restricted stock units on the date of grant. We are ratably expensing the deferred compensation on a monthly basis over the vesting term of 34 months.

For the three-month period ended March 31, 2005 and 2004, we recognized expense related to these restricted stock grants of approximately $0.4 million and approximately $0.2 million, respectively.

Note 8 – Exubera® Commercialization Readiness Revenue and Costs

Exubera® commercialization readiness revenue represents reimbursement, by Pfizer, of certain agreed upon operating costs relating to our Exubera® drug powder manufacturing facilities in preparation for commercial production, plus a markup on such costs. Such reimbursable revenue will not necessarily equal actual costs incurred which are expensed as Exubera® commercialization readiness costs.

Note 9 – Loss on Termination of Capital Lease

Effective January 11, 2005, Nektar and BMR-201 Industrial Road LLC (landlord), entered into an agreement to terminate our obligation in the Amended and Restated Built-To-Suit Lease dated August 17, 2004 related to office space located at our San Carlos location. In connection with the termination agreement, we have recorded other expense of approximately $1.1 million. This amount represents the write-off of the capital asset related to this space partially offset by a reduction in the present value of our liability related to this space.

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

Overview

Our business is to create high value products through the application of advanced drug delivery. We have three drug delivery technology platforms that are designed to improve the performance of molecules. These platforms are: Nektar Advanced PEGylation Technology, Nektar Pulmonary Technology, and Nektar Supercritical Fluid (SCF) Technology.

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

To date, the revenues we have received from the sales of our products and in connection with our collaborative arrangements have been insufficient to meet our operating and other expenses. Except for sales from certain products using Nektar Advanced PEGylation Technology, we have not sold any commercial products and do not anticipate receiving significant revenue from product sales or royalties in the near future. The development of a successful product is dependent upon several factors that are outside of our control. These include, among other things, the need to obtain regulatory approval to market these products and our dependence upon our collaborative partners. As a result of these or other risks, potential products for which we have invested substantial amounts in research and development may never produce revenues or income.

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

To fund the substantial expense related to our research and development activities, we have raised significant amounts of capital through the sale of our equity and convertible debt securities. As of March 31, 2005, we had approximately $173.9 million in long-term convertible subordinated notes and debentures, $20.7 million in non-current capital lease obligations, and $11.8 million in other long-term debt. Our ability to meet the repayment obligations of this debt is dependent upon our ability to develop successful products without significant delays. Even if we are successful in this regard, we will likely require additional capital to repay our debt obligations.

We do not expect that sales of our currently marketed products will be sufficient for us to achieve profitability. Our ability to achieve profitability is dependent on the approval of and successful marketing of products with significant markets, and for which we realize relatively higher royalties.

Recent Developments

In March 2005, we reported that Pfizer Inc and The Sanofi-Aventis Group announced that the United States Food and Drug Administration (“FDA”) had accepted for filing a new drug application for Exubera® (inhaled insulin). Pfizer Inc and Sanofi-Aventis stated that they intended to seek approval to market Exubera® for adult patients with type 1 and type 2 diabetes. They also stated that Exubera® has been studied in more than 3,500 patients, and in some of these patients for more than seven years.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) released a revision to Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“FAS 123R”). FAS 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. We will be required to adopt FAS 123R on January 1, 2006. When we adopt the new statement, we will have to recognize substantially more compensation expense. This will have a material adverse impact on our financial position and results of operations. We are currently in the process of evaluating the effect of adopting FAS 123R.

In November 2004, the FASB released SFAS No. 151, Inventory Costs – An Amendment to ARB No. 43. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as defined by ARB No. 43, Chapter 4, Inventory Pricing. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We will be required to adopt SFAS No. 151 on January 1, 2006. We are currently in the process of evaluating the effect of adopting SFAS No. 151.

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

Restatement

Certain amounts reported in our Quarterly Reports on Form 10-Q for the three-month period ended March 31, 2004 have been restated to correct for certain misapplications of our accounting policies under U.S. GAAP.

Specifically, we have reclassified approximately $2.7 million for the three-month period ended March 31, 2004 from research and development expenses to general and administrative expenses. This reclassification included legal expenses related to our intellectual property portfolio and a portion of finance, information systems, and human resource expenses that were not clearly related to research and development and are required to be classified outside of research and development expenses under Statement Financial Accounting Standards No. 2, Accounting for Research and Development Costs.

In addition, we reclassified approximately $0.3 million for the three-month period ended March 31, 2004 from general and administrative expenses to interest expense. This reclassification was made to record the amortization of debt issuance costs to interest expense as required under Accounting Principles Board No. 21, Interest on Receivables and Payables and EITF 86-15 Increasing-Rate Debt.

These reclassifications did not result in any change to our cash position, revenue, or net loss for the three-month period ended March 31, 2004.

Restructuring

In September 2002 we incurred restructuring charges associated with the disposal of a purchased technology. In connection with this disposal we incurred a total charge of approximately $2.6 million comprised of $1.2 million in salaries covering 13 research and development employees, $0.5 million as a reserve for fixed assets, $0.3 million as a reserve for other assets, and $0.6 million for outside services. All of these charges were expensed to research and development. The liability as of December 31, 2004, 2003, and 2002 was $0.2 million and $0.7 million, and $2.5 million, respectively.

Results of Operations

Three-Months Ended March 31, 2005 and 2004

Revenue (in thousands except percentages)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	Increase/ (Decrease) 2005 vs 2004	Percentage Increase/ (Decrease) 2005 vs 2004
Contract revenue	$19,529	$21,509	$(1,980)	(9)%
Product revenue	$6,392	$4,322	$2,070	48%
Exubera® commercialization readiness revenue	$2,573	$—	$2,573	—

Total revenue	$28,494	$25,831	$2,663	10%

Total revenue for the three-month period ended March 31, 2005 was approximately $28.5 million compared to approximately $25.8 million for the three-month period ended March 31, 2004, an increase of approximately 10%.

Contract revenue decreased $2.0 million during the three-month period ended March 31, 2005 compared to the three-month period ended March 31, 2004 mainly reflecting a $2.0 million of termination fee paid to us by Aventis-Behring during the three-month period ended March 31, 2004 in connection with the termination of its collaboration with us. Contract research revenue includes reimbursed research and development expenses as well as the amortization of deferred up-front signing and progress payments (milestone payments) received from our collaborative partners. Contract revenues are expected to fluctuate from year to year, and future contract revenue is difficult to predict accurately. The level of contract revenues depends in part upon future success in obtaining feasibility studies, the continuation of existing collaborations, and achievement of milestones under current and future agreements.

Product sales increased $2.1 million during the three-month period ended March 31, 2005 compared to the three-month period ended March 31, 2004 due primarily to $1.5 million of revenue for sales of SprayGel™. Product sales accounted for approximately 22% of revenue for the three-month period ended March 31, 2005, as compared to approximately 17% for the three-month period ended March 31, 2004.

We will begin receiving royalties from Eyetech Pharmaceuticals, Inc. on net sales of Macugen® beginning in the three-month period ending June 30, 2005 based on Macugen® sales in the previous three month period. A portion of these royalties will be paid to Enzon Inc.

Exubera® commercialization readiness revenue represents reimbursement, by Pfizer, of certain agreed upon operating costs relating to our Exubera® drug powder manufacturing facilities in preparation for commercial production, plus a markup on such costs. Such reimbursable revenue will not necessarily equal actual costs incurred which are expensed as Exubera® commercialization readiness costs.

Cost of Goods Sold (in thousands except percentages)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	Increase/ (Decrease) 2005 vs 2004	Percentage Increase/ (Decrease) 2005 vs 2004
Cost of goods sold	$5,255	$2,536	$2,719	107%
Product gross margin	$1,137	$1,786	$(649)	(36)%

Cost of goods sold is associated with product sales and was approximately $5.3 million for the three-month period ended March 31, 2005 resulting in a gross margin on product sales of 18%. Cost of goods sold for three-month period ended March 31, 2004 was approximately $2.5 million resulting in a gross margin on product sales of 41%. The decrease in gross margin was primarily due to more favorable overhead absorption, more favorable manufacturing variance, and lower product write-off/reserve charges during the three-month period ended March 31, 2004 as compared with the three-month period ended March 31, 2005.

Exubera® commercialization readiness costs (in thousands except percentages)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	Increase/ (Decrease) 2005 vs 2004	Percentage Increase/ (Decrease) 2005 vs 2004
Exubera® commercialization readiness costs	$2,294	$—	$2,294	—

Exubera® commercialization readiness costs are start-up manufacturing costs we have incurred in our Exubera® drug powder manufacturing facility in preparation for commercial production.

Research and Development Expenses (in thousands except percentages)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	Increase/ (Decrease) 2005 vs 2004	Percentage Increase/ (Decrease) 2005 vs 2004
Research and development	$34,945	$31,292	$3,653	12%

We expense all research and development expenses as they are incurred. Research and development expenses are associated with three general categories: (i) collaborative agreements under which a portion of spending is reimbursed by our partners; (ii) spending attributed to internally funded programs: and (iii) commercial readiness and infrastructure costs associated with commercial operations for our drug and third-party device manufacturing.

Research and development expenses were approximately $34.9 million for the three-month period ended March 31, 2005, as compared to approximately $31.3 million for the three-month period ended March 31, 2004. The approximate 12% increase for the three-month period ended March 31, 2005 as compared to the three-month period ended March 31, 2004, was primarily due to annual salary increases, a one time expense of $1.4 million associated with the buy-out of our potential future royalty and milestone obligations with a partner, and $1.8 million in increased expenses related to validation testing of our Exubera drug delivery device and outside services related to our proprietary programs.

We expect research and development spending to continue to increase over the next few years as we attempt to increase the number of proprietary products we take through Phase I clinical testing and, in some cases, Phase II, before offering the products to our biopharmaceutical partners for commercialization.

We reclassified approximately $2.7 million from research and development expenses to general and administrative expenses for the period ended March 31, 2004. This reclassification included legal expenses related to our intellectual property portfolio and a portion of finance, information systems, and human resource expenses that were not clearly related to research and development and are required to be classified outside of research and development expenses under Statement Financial Accounting Standards No. 2, Accounting for Research and Development Costs. The reclassification did not result in any change to our cash position, total operating expenses, or results of operations for the three-month period ended March 31, 2004.

General and Administrative Expenses (in thousands except percentages)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	Increase/ (Decrease) 2005 vs 2004	Percentage Increase/ (Decrease) 2005 vs 2004
General and administrative	$9,110	$6,828	$2,282	33%

General and administrative expenses are associated with administrative staffing, business development and marketing efforts. General and administrative expenses were approximately $9.1 million and $6.8 million for the three-month periods ended March 31, 2005 and 2004, respectively. The approximate 33% increase for the three-month period ended March 31, 2005 as compared to the three-month period ended March 31, 2004, was primarily due to annual salary increases, an 11% increase in general and administrative headcount, and increased outside accounting fees of $0.6 million.

We reclassified approximately $2.7 million from research and development expenses to general and administrative expenses for the period ended March 31, 2004. This reclassification included legal expenses related to our intellectual property portfolio and a portion of finance, information systems, and human resource expenses that were not clearly related to research and development and are required to be classified outside of research and development expenses under Statement Financial Accounting Standards No. 2, Accounting for Research and Development Costs. The reclassification did not result in any change to our cash position, total operating expenses, or results of operations for the three-month period ended March 31, 2004.

In addition, we reclassified approximately $0.3 million from general and administrative expenses to interest expense for the three-month period ended March 31, 2004. This reclassification was made to record the amortization of debt issuance costs to interest expense as required under Accounting Principles Board No. 21, Interest on Receivables and Payables and EITF 86-15 Increasing-Rate Debt.

Amortization of Other Intangible Assets (in thousands except percentages)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	Increase/ (Decrease) 2005 vs 2004	Percentage Increase/ (Decrease) 2005 vs 2004
Amortization of other intangible assets	$982	$981	$1	<1%

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

The components of our other intangible assets as of March 31, 2005, are as follows (in thousands except useful life):

	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Core technology	5	$8,100	$(6,075)	$2,025
Developed product technology	5	2,900	(2,175)	725
Intellectual property	5-7	7,301	(5,821)	1,480
Supplier and customer relations	5	5,140	(4,042)	1,098

Total		$23,441	$(18,113)	$5,328

Amortization expense related to other intangible assets totaled $1.1 million for both of the three-month periods ended March 31, 2005 and 2004 ($0.1 million is included in cost of sales for both periods). The following table presents expected future amortization expense for other intangible assets until they are fully amortized (in thousands):

Years Ending December 31,
Remainder of 2005	$3,379
2006	1,949

Total	$5,328

Loss on Extinguishment of Debt (in thousands except percentages)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	Increase/ (Decrease) 2005 vs 2004	Percentage Increase/ (Decrease) 2005 vs 2004
Loss on debt extinguishment	$—	$(9,258)	$(9,258)	(100)%

During the three-month period ended March 31, 2004, we recognized a loss on debt extinguishment of $9.3 million in connection with two privately negotiated transactions to convert our outstanding convertible subordinated notes into shares of our common stock. In January 2004, certain holders of our outstanding 3.5% convertible subordinated notes due October 2007 completed an exchange and cancellation of $9.0 million in aggregate principal amount of the notes for the issuance of 575,605 shares of our common stock in a privately negotiated transaction. In February 2004, certain holders of our outstanding 3% convertible subordinated notes due June 2010 converted approximately $36.0 million in aggregate principal amount of such notes for approximately 3.2 million shares of our common stock and a cash payment of approximately $3.1 million in the aggregate in privately negotiated transactions.

As a result of these transactions, we recognized losses on debt extinguishment of approximately $7.8 million and $1.5 million, respectively, in accordance with SFAS No. 84, Induced Conversions of Convertible Debt.

Other Income (Expense) (in thousands except percentages)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	Increase/ (Decrease) 2005 vs 2004	Percentage Increase/ (Decrease) 2005 vs 2004
Other income (expense)	$(1,285)	$307	$(1,592)	(519)%

Other income (expense), net, was $1.3 million expense for the three-month period ended March 31, 2005, as compared to $0.3 million income for the three-month period ended March 31, 2004.

Effective January 11, 2005, Nektar and BMR-201 Industrial Road LLC (landlord), entered into an agreement to terminate our obligation in the Amended and Restated Built-To-Suit Lease dated August 17, 2004 related to 45,574 square feet of space located at our headquarters. In connection with the termination agreement, we have recorded other expense of approximately $1.1 million. This amount represents the write-off the capital asset related to this space partially offset by a reduction in the present value of our liability related to this space.

Interest Income (in thousands except percentages)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	Increase/ (Decrease) 2005 vs 2004	Percentage Increase/ (Decrease) 2005 vs 2004
Interest income	$2,272	$1,246	$1,026	82%

Interest income was approximately $2.3 million for the three-month period ended March 31, 2005, as compared to approximately $1.2 million for the three-month period ended March 31, 2004. The approximate $1.0 million increase in interest income was due primarily to the larger average balance of cash, cash equivalents, and short-term investments and higher prevailing interest rates during the three-month period ended March 31, 2005 as compared to the three-month period ended March 31, 2004.

Interest Expense (in thousands except percentages)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	Increase/ (Decrease) 2005 vs 2004	Percentage Increase/ (Decrease) 2005 vs 2004
Interest expense	$3,060	$16,357	$(13,297)	(81)%

Interest expense was approximately $3.1 million for the three-month period ended March 31, 2005, as compared to approximately $16.4 million for the three-month period ended March 31, 2004. The approximate $13.3 million decrease in interest expense was due primarily to the payment during the three-month period ended March 31, 2004 of approximately $12.7 million in interest payments made to certain holders of our outstanding 3.0% convertible subordinated notes due June 2010 which completed an exchange of $169.3 million in aggregate principal amount of the notes held by such holders for the issuance of approximately 14.9 million shares of our common stock. In addition, there was a smaller average balance of convertible subordinated debt outstanding during the three-month period ended March 31, 2005 as compared to the three-month period ended March 31, 2004.

We reclassified approximately $0.3 million from general and administrative expenses to interest expense for the three-month period ended March 31, 2004. This reclassification was made to record the amortization of debt issuance costs to interest expense as required under Accounting Principles Board No. 21, Interest on Receivables and Payables and EITF 86-15 Increasing-Rate Debt.

Benefit (Provision) for Income Taxes (in thousands except percentages)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	Increase/ (Decrease) 2005 vs 2004	Percentage Increase/ (Decrease) 2005 vs 2004
Benefit (provision) for income taxes	$—	$132	$(132)	(100)%

We recorded a provision of $0.1 million for the three-month period ended March 31, 2004 relating entirely to state taxes on our Alabama subsidiary. We did not record a provision for income taxes for the three-month period ended March 31, 2005 because our Alabama subsidiary had a net loss for the three-month period ended March 31, 2005.

For our Alabama subsidiary, at December 31, 2004, we recorded a deferred tax asset of $0.8 million, and a benefit of $0.4 million related to employee stock option exercises, which has been credited to additional paid in capital.

At December 31, 2004, we recorded a deferred tax asset related to our operations outside of Alabama of $219.5 million, which has been fully reserved due to the lack of earnings history for these operations. A portion of the valuation allowance of approximately $31.2 million relates to a benefit for employee stock option exercises which will be credited to additional paid in capital when realized.

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

Liquidity and Capital Resources

We have financed our operations primarily through public and private placements of our debt and equity securities, revenue from development contracts, product sales and short-term research and feasibility agreements, financing of equipment acquisitions and tenant improvements, and interest income earned on our investments of cash. At March 31, 2005 we had cash, cash equivalents, and short-term investments of approximately $401.3 million.

At March 31, 2005 and December 31, 2004, we had letter of credit arrangements with certain vendors including our landlord totaling $2.2 million which are secured by investments in similar amounts.

Our operations used cash of $14.2 million for the three-month period ended March 31, 2005 as compared to cash used of $25.4 million for the three-month period ended March 31, 2004. During the three-month period ended March 31, 2005, cash used in operations was primarily due to the loss of $26.2 million partially offset by depreciation of $4.1 million, amortization of intangible assets of $1.1 million, and a decrease in the trade accounts receivable of $6.2 million. During the three-month period ended March 31, 2004, cash used in operations was primarily due to the loss of $40.0 million, partially offset by the non-cash loss on extinguishment of debt of $9.3 million, depreciation of $2.9 million, amortization of intangible assets of $1.1 million, and an increase in the inventory reserve of $0.6 million.

Cash provided by investing activities was $27.5 million for the three-month period ended March 31, 2005 as compared to cash used of $144.1 million for the three-month period ended March 31, 2004. Cash flows related to investing activities for the three-month periods ended March 31, 2005 and 2004 were affected primarily by the purchase, sale, and maturity of short-term investments. We purchased property and equipment of approximately $4.5 million and $7.5 million during the three-month periods ended March 31, 2005 and 2004, respectively. The decrease in purchased property and equipment of $3.0 million was primarily due to the fact that most of the work to complete the expansion of our manufacturing facility for Nektar, AL was completed during the year ended December 31, 2004.

Cash flows provided by financing activities were $2.1 million for the three-month period ended March 31, 2005 compared to $201.2 for the three-month period ended March 31, 2004. During the three-month period ended March 31, 2005 cash provided by financing activities was primarily due to cash received from the exercise of employee stock options of $2.3 million. During the three months ended March 31, 2004, cash provided by financing activities was primarily due to the sale of 9.5 million shares of our common stock at a price of $20.71 per common share for proceeds of $196.2 million, net of issuance costs as well as cash received from employee exercises of stock options net of income taxes of $5.4 million.

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

As a result of the transactions related to convertible subordinated debt during the year ended December 31, 2005, our total contractual obligation with regard to convertible subordinated debt has decreased from $360.0 million at December 31, 2003 to $173.9 million at March 31, 2005. All of our outstanding convertible subordinated debt as of March 31, 2005 will mature in 2007.

Given our current cash requirements, we forecast that we will have sufficient cash to meet our net operating expense requirements through at least the end of 2006. We plan to continue to invest in our growth and the need for cash will be dependent upon the timing of these investments. Our capital needs will depend on many factors, including continued progress in our research and development arrangements, progress with preclinical and clinical trials of our proprietary and partnered products, the time and costs involved in obtaining regulatory approvals, the costs of developing and scaling up each manufacturing operation of our technologies, the timing and cost of our clinical and commercial production facilities, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, the need to acquire licenses to new technologies, and the status of competitive products. The entire outstanding balance of convertible subordinated debt as of March 31, 2005 of $173.9 million will mature in 2007. We are not likely to be able to satisfy this entire obligation through cash flow generated by our operations. To satisfy our long-term needs, we intend to seek additional funding, as necessary, from corporate partners and from the sale of securities. Because we are an early stage biotechnology company, we do not qualify to issue investment grade debt or have access to certain credit facilities. As a result, any financing we undertake will likely involve the issuance of equity, convertible debt instruments, or high-yield debt to fund our working capital. To date we have been primarily dependent upon equity and convertible debt financings for capital and have incurred substantial debt as a result of our issuances of subordinated notes and debentures that are convertible into our common stock. Our substantial debt, the market price of our securities, and the general economic climate, among other factors, could have material consequences for our financial position and could affect our sources of short-term and long-term funding. There can be no assurance that additional funds, if and when required, will be available to us on favorable terms, if at all.

Issuer Purchases of Equity Securities

There were no purchases of any class of our equity securities by us or any affiliate pursuant to any publicly announced repurchase plan in the three-month period ended March 31, 2005.

Approval of Non-Audit Services

During the three-month period ended March 31, 2005, the Audit Committee of the Board of Directors approved $31,000 in tax-related consultation and preparation services to be provided by Ernst & Young LLP, our independent registered public accounting firm.

RISK FACTORS

The following section should be read carefully in connection with evaluating our business. Any of the following factors could materially and adversely affect our business, financial position, or results of operations.

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

We are developing with Pfizer an inhaleable version of insulin, Exubera®, for the treatment of Type 1 and Type 2 diabetes that will be administered using our Pulmonary Technology. Exubera® is currently in extended Phase III clinical trials. We currently depend on Pfizer as the source of a significant portion of our revenues. For the three-month periods ended March 31, 2005 and 2004, revenue from Pfizer accounted for approximately 63% and approximately 59% of our total revenue, respectively. On March 2, 2005, Pfizer and Sanofi-Aventis jointly announced that the FDA had accepted the filing of an NDA for Exubera®. In March 2004, Pfizer and Sanofi-Aventis announced that the EMEA has accepted the filing of a marketing authorization application for Exubera®. There can be no assurance that Exubera® will be approved for marketing and/or commercial use in the U.S. or E.U. Among the factors that may delay the approval of the NDA, to market Exubera® in the U.S., the approval by the EMEA to market Exubera® in the E.U., or the commercial launch of Exubera® in the U.S. or the E.U., or that may impact a decision to proceed at all with respect to any of the foregoing, are the following:

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

We are in an early stage of development with respect to most of our products. There is a risk that our technologies will not be commercially feasible. Even if our technologies are commercially feasible, they may not be commercially accepted across a range of large and small molecule drugs. None of the products using our Pulmonary Technology has been approved for use. Although our Advanced PEGylation Technology has been incorporated in seven products most of the products incorporating this technology are still in clinical trials. Our Supercritical Fluid Technology is primarily in an early stage of feasibility testing. Our potential products require extensive research, development, and preclinical and clinical testing. Our potential products also may involve lengthy regulatory reviews and require regulatory approval before they can be sold. We do not know if, and cannot provide assurance that, any of our potential products will prove to be safe and effective, accomplish the objectives that we or our collaborative partners are seeking through the use of our technologies, meet regulatory standards or continue to meet such standards if already approved. There is a risk that we, or our collaborative partners, may not be able to produce any of our potential products in commercial quantities at acceptable costs, or market them successfully. Failure to achieve commercial feasibility, demonstrate safety, achieve clinical efficacy, obtain regulatory approval for, or successfully market products will negatively impact our revenues and results of operations.

If our research and development efforts are delayed or unsuccessful, then we will experience delay or be unsuccessful in having our products commercialized, and our business will suffer.

Except for products using our Advanced PEGylation Technology that have already been approved by the FDA or other regulatory agencies, our product candidates are still in research and development, including preclinical testing and clinical trials. Preclinical testing and clinical trials are long, expensive, and uncertain processes. It may take us, or our collaborative partners, several years to complete this testing, and failure can occur at any stage in the process. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later stage clinical trials, even after promising results in earlier trials.

Any clinical trial may fail to produce results satisfactory to us, our collaborative partners, the FDA, or other regulatory authorities. Preclinical and clinical data can be interpreted in different ways, which could delay, limit, or prevent regulatory approval or commercialization. Negative or inconclusive results or adverse medical events during a clinical trial could cause a clinical trial to be repeated or a program to be terminated. We typically rely on collaborative partners and third-party clinical investigators to conduct clinical trials of our products and, as a result, we may face additional delaying factors outside our control.

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

Our ability to efficiently attach PEG polymer chains to a drug molecule is the initial screen for determining whether drug formulations using our Advanced PEGylation Technology are commercially feasible. We would not consider a drug formulation to be a good candidate for development and commercialization using our Advanced PEGylation Technology if we could not efficiently attach a PEG polymer chain to such drug to result in an efficacious drug.

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

We may not be able to identify and produce powdered or other formulations of drugs that retain the physical and chemical properties needed to work effectively with our inhaler devices for deep lung delivery using our Pulmonary Technology, or through other methods of drug delivery using our Advanced PEGylation or Supercritical Fluid Technologies. Formulation stability is the physical and chemical stability of the drug over time and under various storage, shipping, and usage conditions. Formulation stability will vary with each drug formulation and the type and amount of ingredients that are used in the formulation. Since our drug formulation technology is new and largely unproven, we do not know if our drug formulations will retain the needed physical and chemical properties and performance of the drugs. Problems with formulated drug powder stability in particular would negatively impact our ability to develop products based on our Pulmonary Technology or Supercritical Fluid Technology, or obtain regulatory approval for or market such products.

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

The manufacture, testing, marketing, and sale of medical products entail an inherent risk of product liability. If product liability costs exceed our liability insurance coverage, we may incur substantial liabilities. Whether or not we were ultimately successful in product liability litigation, such litigation would consume substantial amounts of our financial and managerial resources, and might result in adverse publicity, all of which would impair our business. We may not be able to maintain our clinical trial insurance or product liability insurance at an acceptable cost, if at all, and this insurance may not provide adequate coverage against potential claims or losses.

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

There is a risk that we, or our partners, will not obtain regulatory approval (which in some countries includes pricing approval) for unapproved products on a timely basis, or at all. Unapproved products must undergo rigorous animal and human testing and an extensive FDA mandated or equivalent foreign authorities’ review process. This process generally takes a number of years and requires the expenditure of substantial resources. The time required for completing such testing and obtaining such approvals is uncertain. The FDA and other U.S. and foreign regulatory agencies also have substantial discretion to terminate clinical trials, require additional testing, delay or withhold registration and marketing approval and mandate product withdrawals including recalls. Even though our partners have obtained regulatory approval for some of our products, these products and our manufacturing processes are subject to continued review by the FDA and other regulatory authorities. Even if we or our partners receive regulatory approval of a product, the approval may limit the indicated uses for which the product may be marketed. In addition, any marketed products and manufacturing facilities used in the manufacture of such products will be subject to continual review and periodic inspections. Later discovery from such review and inspection of previously unknown problems may result in restrictions on marketed products or on us, including withdrawal of such products from the market. The failure to obtain timely regulatory approval of products, any product marketing limitations, or a product withdrawal would negatively impact our revenues and results of operations.

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

In August 2000, we entered into a Manufacturing and Supply Agreement with our contract manufacturers to provide for the manufacturing of our pulmonary inhaler device for Exubera®. Under the terms of the Agreement, we may be obligated to reimburse the contract manufacturers for the actual unamortized and unrecovered portion of any equipment procured or facilities established and the interest accrued for their capital overlay in the event that Exubera® does not gain FDA approval to the extent that the contract manufacturers cannot re-deploy the assets. While such payments may be significant, at the present time, it is not possible to estimate the loss that will occur should Exubera® not be approved. We have also agreed to defend, indemnify, and hold harmless the contract manufacturers from and against third party liability arising out of the agreement, including product liability and infringement of intellectual property. There is no limitation on the potential amount of future payments we could be required to make under these indemnification obligations. If any of our indemnification obligations is triggered, we may incur substantial liabilities.

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

In addition to our inhaler device being used with Exubera®, we are developing a breath actuated compact dry powder inhaler device (“DPI”). We are developing the DPI device to be appropriate for the delivery of either large or small molecules for short-term use. We face many unique technical challenges in developing the DPI device to work with a broad range of drugs, producing the DPI device in sufficient quantities, and adapting the DPI device to different powder formulations. Our DPI device is still in clinical testing and production scale-up work is ongoing. Further design and development will be required to obtain regulatory approval for the DPI device, enable commercial manufacturing, insure field reliability, or manage other issues that may be important to its commercial success. Such additional design and development work may lead to a delay in efforts to obtain regulatory approval for any product that incorporates the DPI device, or could delay the timeframe within which the device could be ready for commercial launch. There is a risk that we will not successfully achieve any of these challenges. Our failure to overcome any of these challenges would negatively impact our revenues and results of operations.

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

There is a risk that health care providers, patients, or third-party payors will not accept products using our drug delivery and formulation technologies. If the market does not accept our potential products, our revenues and results of operations would be significantly and negatively impacted.

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

We are aware of other companies engaged in developing and commercializing drug delivery and formulation technologies similar to our technologies. Some of our competitors with regard to our Pulmonary Technology include Alexza MDC, Alkermes, Inc., Aradigm Corporation, AeroGen, Inc., 3M, MannKind Corporation, Microdose Technologies Inc., Quadrant Technologies Limited, Skyepharma, and Vectura. In the non-invasive delivery of insulin, we have direct competition from companies such as Aradigm Corporation, Alkermes, Inc., Microdose Technologies Inc., Quadrant Technologies Limited, and MannKind Corporation, all of which are working on pulmonary products and most with announced pharmaceutical partners. Our competitors with regard to our Advanced PEGylation Technology include Dow Chemical Company, SunBio Corporation, Mountain View Pharmaceuticals, Inc., Neose, NOF Corporation, and Valentis, Inc., and there may be several chemical, biotechnology, and pharmaceutical companies also developing PEGylation technologies. Some of our competitors with regard to our Supercritical Fluid Technology include Alkermes, Battelle Memorial Institute, Ethypharm SA, Ferro Corp., Lavipharm SA, and RxKinetics. Some of these companies license or provide the technology to other companies, while others are developing the technology for internal use. Many of these companies have greater research and development capabilities, experience, manufacturing, marketing, financial and managerial resources than we do and represent significant competition for us. Acquisitions of or collaborations with competing drug delivery companies by large pharmaceutical or biotechnology companies could enhance our competitors’ financial, marketing and other resources. Accordingly, our competitors may succeed in developing competing technologies, obtaining regulatory approval for products or gaining market acceptance before us. Developments by others could make our products or technologies uncompetitive or obsolete. Our competitors may introduce products or processes competitive with or superior to our products or processes.

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

We have filed patents applications (and we plan to file additional patent applications) covering, among other things, aspects of: (a) our Pulmonary Technology (in general and as it relates to specific molecules) including, without limitation, our powder processing technology, our powder formulation technology, and our inhalation device technology; (b) our Advanced PEGylation Technology; and (c) our Supercritical Fluid Technology. As of March 31, 2005, we owned 862 issued U.S. and foreign patents that cover various aspects of our technologies, and we have a number of patent applications pending.

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

On September 3, 2004, a purported securities class action complaint styled Norman Rhodes, et al. v. Nektar Therapeutics, Ajit Gill, J. Milton Harris, and Robert B Chess, Case No. C 04-03735 JSW, was filed in the United States District Court for the Northern District of California against the Company and certain of its current officers and directors. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5. The plaintiff seeks to represent a putative class of all purchasers of the Company’s securities between March 4, 2004 and August 4, 2004 (the “Class Period”). The complaint generally alleges that, during that Class Period, the Company and the individual defendants made false or misleading statements in certain press releases regarding Exubera®. The Complaint seeks unspecified monetary damages and other relief against all defendants. A motion for appointment of a lead plaintiff was filed on November 2, 2004. We filed an opposition to the motion on January 26, 2005, and the motion for appointment of the lead plaintiff was withdrawn on April 25, 2005.

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

As of March 31, 2005, we had approximately $173.9 million in long-term convertible subordinated notes and debentures, $20.7 million in non-current capital lease obligations, and $11.8 million in other long-term debt. Our substantial long-term indebtedness, which totaled $206.4 million as of March 31, 2005, has and will continue to impact us by:

•	making it more difficult to obtain additional financing; and

•	constraining our ability to react quickly in an unfavorable economic climate.

Currently we are not generating positive cash flow. Delay in the approval of Exubera®, or other adverse occurrences related to our product development efforts will adversely impact our ability to meet our obligations to repay the principal amounts on our convertible subordinated notes and debentures when due. In addition, if the market price of our common stock is below the related conversion price, the holders of the related outstanding convertible subordinated notes and debentures will not likely convert such securities to equity in accordance with their existing terms. If we are unable to satisfy our debt service requirements, substantial liquidity problems could result. As of March 31, 2005 we had cash, cash equivalents, and short-term investments valued at approximately $401.3 million. We expect to use a substantial portion of these assets to fund our on-going operations over the next few years. As of March 31, 2005, we had approximately $173.9 million outstanding convertible subordinated notes and debentures, all of which will mature in 2007. We may not generate sufficient cash from operations to repay our convertible subordinated notes and debentures or satisfy any other of these obligations when they become due and may have to raise additional funds from the sale of equity or debt securities or otherwise restructure our obligations in order to do so. There can be no assurance that any such financing or restructuring will be available to us on commercially acceptable terms, if at all.

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

We have no material credit facility or other material committed sources of capital. To the extent operating and capital resources are insufficient to meet future requirements, we will have to raise additional funds to continue the development and commercialization of our technologies and products. Such funds may not be available on favorable terms, or at all. In particular, our substantial leverage may limit our ability to obtain additional financing. In addition, as an early stage biotechnology company, we do not qualify to issue investment grade debt and therefore any financing we do undertake will likely involve the issuance of equity, convertible debt instruments, and/or high-yield debt. These sources of capital may not be available to us in the event we require additional financing. If adequate funds are not available on reasonable terms, we may be required to curtail operations significantly or obtain funds by entering into financing, supply or collaboration agreements on unattractive terms. Our inability to raise capital could negatively impact our business.

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

If we acquire additional companies, products, or technologies, we may not be able to effectively integrate personnel and operations and such failure may disrupt our business and results of operations.

We have acquired companies, products, and/or technologies in the past, and may continue to acquire or make investments in complementary companies, products, or technologies in the future. We may not receive the anticipated benefits of these acquisitions or investments. We may face risks relating to difficult integrations of personnel, technology and operations, uncertainty whether any integration will be successful and whether earnings will be negatively affected, and potential distractions to our management with respect to these acquisitions. In addition, our earnings may suffer because of acquisition-related costs.

We expect to continue to lose money for the next few years and may not reach profitability if our products do not generate sufficient revenue.

We have never had a profitable year and, through March 31, 2005, we have an accumulated deficit of approximately $743.3 million. We expect to continue to incur substantial and potentially increasing losses over at least the next few years as we expand our research and development efforts, testing activities and manufacturing operations, and as we further expand our late stage clinical and early commercial production facilities. Most of our potential products are in the early stages of development. Except for the approved products incorporating our Advanced PEGylation Technology, we have generated no revenues from product sales. Our revenues to date have consisted primarily of payments under short-term research and feasibility agreements and development contracts.

To achieve and sustain profitable operations, we must, alone or with others, successfully develop, obtain regulatory approval for, manufacture, introduce, market and sell products using our drug delivery technologies. There is risk that we will not generate sufficient product or contract research revenue to become profitable or to sustain profitability.

Anti-takeover provisions in our charter documents and under Delaware law may make it more difficult to acquire us.

Provisions of our certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us. These anti-takeover provisions include:

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

Further, we have in place a preferred share purchase rights plan, commonly known as a “poison pill.” The provisions described above, our “poison pill” and provisions of Delaware law relating to business combinations with interested stockholders may discourage, delay, or prevent a third party from acquiring us. These provisions may also discourage, delay or prevent a third party from acquiring a large portion of our securities, or initiating a tender offer or proxy contest, even if our stockholders might receive a premium for their shares in the acquisition over the then current market prices.

We expect our stock price to remain volatile.

Our stock price is volatile. In the twelve-month period ending March 31, 2005, based on closing bid prices on The NASDAQ National Market, our stock price ranged from $9.69 to $22.83. We expect our stock price to remain volatile. A variety of factors may have a significant effect on the market price of our common stock, including:

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

There may be potential new accounting pronouncements or regulatory rulings, which may have an impact on our future financial position and results of operations. For example, in December 2004, the FASB issued an amendment to SFAS No. 123, Accounting For Stock-Based Compensation (“FAS 123R”). We will be required to implement FAS 123R beginning January 1, 2006. The cumulative effect of adoption, if any, applied on a modified prospective basis, would be measured and recognized on January 1, 2006. SFAS No. 123R would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25 (“APB 25”), and would instead require companies to recognize compensation expense using a fair-value based method for costs related to share-based payments including stock options and employee stock purchase plans. The adoption of SFAS No. 123R will materially impact our financial position and results of operations.

Our business is subject to changing regulation of corporate governance and public disclosure that has increased both our costs and the risk of noncompliance.

We are subject to rules and regulations of federal, state, and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the SEC and NASDAQ, have recently issued new requirements and regulations and continue to develop additional regulations and requirements in response to recent laws enacted by Congress, most notably The Sarbanes-Oxley Act of 2002 (“SOX”). Our efforts to comply with these new regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention to SOX compliance activities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risks at March 31, 2005 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K/A, as amended, for the year ended December 31, 2004 on file with the Securities and Exchange Commission.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weakness in our financial statement close process as disclosed in our Annual Report on Form 10-K/A, as amended, for the year ended December 31, 2004, our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

Changes in Internal Controls. We intend to continue to improve our financial statement close process in 2005 to address and attempt to remediate the material weakness disclosed in our Annual Report on Form 10-K/A, as amended, for the year ended December 31, 2004 by identifying, recruiting, and training personnel with the appropriate accounting skills. In addition, we plan to further enhance our technical accounting review process for non-routine and complex transactions by identifying and defining non-routine and complex transactions on a regular basis and by researching, identifying, analyzing, documenting, and reviewing applicable accounting principles.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

On September 3, 2004, a purported securities class action complaint styled Norman Rhodes, et al. v. Nektar Therapeutics, Ajit Gill, J. Milton Harris, and Robert B Chess, Case No. C 04-03735 JSW, was filed in the United States District Court for the Northern District of California against the Company and certain of its current officers and directors. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5. The plaintiff seeks to represent a putative class of all purchasers of the Company’s securities between March 4, 2004 and August 4, 2004 (the “Class Period”). The complaint generally alleges that, during that Class Period, the Company and the individual defendants made false or misleading statements in certain press releases regarding Exubera®. The Complaint seeks unspecified monetary damages and other relief against all defendants. A motion for appointment of a lead plaintiff was filed on November 2, 2004. We filed an opposition to the motion on January 26, 2005, and the motion for appointment of the lead plaintiff was withdrawn on April 25, 2005.

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

Disclosure regarding the operations of our board of director nominating committees and the means by which security holders may communicate with directors can be found in the definitive proxy statement for our 2005 Annual Meeting of Stockholders filed with the SEC on April 14, 2005 (the “Proxy Statement”) under the heading Nominating and Corporate Governance Committee.

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

Except as so indicated in Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number		Description of Documents
2.1	(1)	Agreement and Plan of Merger, dated June 4, 1998, by and between Inhale Therapeutic Systems, a California corporation, and Inhale Therapeutic Systems (Delaware), Inc., a Delaware corporation.

2.2	(5)	Recommended Offer, dated December 21, 2000, by Cazenove & Co. on behalf of Nektar Therapeutics for Bradford Particle Design plc.

2.3	(8)	Agreement and Plan of Merger and Reorganization, dated May 22, 2001, by and among Nektar Therapeutics, Square Acquisition Corp., Shearwater Corporation, Certain Shareholders of Shearwater Corporation and J. Milton Harris as Shareholders’ Agent.

2.4	(8)	Amendment to Agreement and Plan of Merger and Reorganization, dated June 21, 2001, by and among Nektar Therapeutics, Square Acquisition Corp., Shearwater Corporation, J. Milton Harris, as Shareholders’ Agent and a Designated Shareholder, and Puffinus, L.P.

3.1	(1)	Certificate of Incorporation of Inhale Therapeutic Systems (Delaware), Inc.

3.2	(1)	Bylaws of Nektar Therapeutics.

3.3	(3)	Certificate of Amendment of the Amended Certificate of Incorporation of Nektar Therapeutics.

3.4	(7)	Certificate of Designation of Series A Junior Participating Preferred Stock of Nektar Therapeutics.

3.5	(9)	Certificate of Designation of Series B Convertible Preferred Stock of Nektar Therapeutics.

3.6	(10)	Certificate of Ownership and Merger of Nektar Therapeutics.

4.1		Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.

4.2	(2)	Indenture, dated February 8, 2000, by and between Nektar Therapeutics, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.

4.3	(10)	Specimen Common Stock certificate.

4.4	(4)	Specimen warrants to purchase shares of Common Stock.

4.5	(6)	Indenture, dated October 17, 2000, by and between Nektar Therapeutics, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.

4.6	(7)	Rights Agreement, dated as of June 1, 2001, by and between Nektar Therapeutics and Mellon Investor Services LLC., as Rights Agent.

4.7	(7)	Form of Right Certificate.

4.8	(11)	Resale Registration Rights Agreement, dated June 30, 2003, by and among Nektar Therapeutics, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Lehman Brothers Inc., Friedman, Billings, Ramsey & Co. Inc. and SG Cowen Securities Corporation

4.9	(12)	Resale Registration Rights Agreement, dated October 9, 2003, by and among Nektar Therapeutics and the entities named therein.

31.1	(13)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	(13)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	(13)	Section 1350 Certifications.

(1)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
(2)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 1999.
(3)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(4)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(5)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 11, 2001.
(6)	Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-3 (No. 333-53678), filed on January 12, 2001.
(7)	Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on June 4, 2001.
(8)	Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on July 10, 2001.
(9)	Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on January 8, 2002.
(10)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 23, 2003.
(11)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on July 2, 2003.
(12)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on November 3, 2003.
(13)	Filed herewith.

(b)	Reports on Form 8-K for the three-month period ending March 31, 2005:

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

Current Report on Form 8-K, filed March 21, 2005 announcing the bonus awards granted to our executive officers for services rendered in 2004, which were approved by the compensation committee of our Board of Directors on January 25, 2005.

Current Report on Form 8-K, filed March 21, 2005 announcing: 1) that on March 15, 2005 our Board of Directors approved the 2005 Executive Compensation Plan, 2) that on March 15, 2005 our Board of Directors approved the 2005 Compensation Plan for Non-Employee Directors, 3) that on March 15, 2005 our Board of Directors approved a form of indemnification agreement which was entered into by the Company with certain of its executive officers and directors, and 4) that on March 15, 2005 Melvin Perelman announced his resignation from our Board of Directors in order to pursue other interests effective March 21, 2005 and that our Board of Directors authorized the appointment of Joseph J. Krivulka to serve as a member of the Board of Directors until a successor is elected and qualified.

Current Report on Form 8-K, filed May 9, 2005, announcing that Nektar Therapeutics issued a press release announcing results of the quarter and the three-month period ended March 31, 2005. The information in that report, including the exhibit thereto, shall not be deemed “filed” for purposes of Section 18 of the 1934 Act, or otherwise subject to the liabilities of that Section or Sections 11 and 12(a)(2) of the 1933 Act. The information contained therein and in the accompanying exhibit thereto shall not be incorporated by reference into any filing with the SEC made by Nektar Therapeutics, whether made before or after the date thereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ AJIT S. GILL
Ajit S. Gill
Chief Executive Officer, President and Director

Date: May 10, 2005

By:	/s/ AJAY BANSAL
Ajay Bansal
Chief Financial Officer and Vice President, Finance and Administration

Date: May 10, 2005

EXHIBIT INDEX

Except as so indicated in Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number		Description of Documents
2.1	(1)	Agreement and Plan of Merger, dated June 4, 1998, by and between Inhale Therapeutic Systems, a California corporation, and Inhale Therapeutic Systems (Delaware), Inc., a Delaware corporation.

2.2	(5)	Recommended Offer, dated December 21, 2000, by Cazenove & Co. on behalf of Nektar Therapeutics for Bradford Particle Design plc.

2.3	(8)	Agreement and Plan of Merger and Reorganization, dated May 22, 2001, by and among Nektar Therapeutics, Square Acquisition Corp., Shearwater Corporation, Certain Shareholders of Shearwater Corporation and J. Milton Harris as Shareholders’ Agent.

2.4	(8)	Amendment to Agreement and Plan of Merger and Reorganization, dated June 21, 2001, by and among Nektar Therapeutics, Square Acquisition Corp., Shearwater Corporation, J. Milton Harris, as Shareholders’ Agent and a Designated Shareholder, and Puffinus, L.P.

3.1	(1)	Certificate of Incorporation of Inhale Therapeutic Systems (Delaware), Inc.

3.2	(1)	Bylaws of Nektar Therapeutics.

3.3	(3)	Certificate of Amendment of the Amended Certificate of Incorporation of Nektar Therapeutics.

3.4	(7)	Certificate of Designation of Series A Junior Participating Preferred Stock of Nektar Therapeutics.

3.5	(9)	Certificate of Designation of Series B Convertible Preferred Stock of Nektar Therapeutics.

3.6	(10)	Certificate of Ownership and Merger of Nektar Therapeutics.

4.1		Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.

4.2	(2)	Indenture, dated February 8, 2000, by and between Nektar Therapeutics, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.

4.3	(10)	Specimen Common Stock certificate.

4.4	(4)	Specimen warrants to purchase shares of Common Stock.

4.5	(6)	Indenture, dated October 17, 2000, by and between Nektar Therapeutics, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.

4.6	(7)	Rights Agreement, dated as of June 1, 2001, by and between Nektar Therapeutics and Mellon Investor Services LLC., as Rights Agent.

4.7	(7)	Form of Right Certificate.

4.8	(11)	Resale Registration Rights Agreement, dated June 30, 2003, by and among Nektar Therapeutics, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Lehman Brothers Inc., Friedman, Billings, Ramsey & Co. Inc. and SG Cowen Securities Corporation

4.9	(12)	Resale Registration Rights Agreement, dated October 9, 2003, by and among Nektar Therapeutics and the entities named therein.

31.1	(13)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	(13)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	(13)	Section 1350 Certifications.

(1)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
(2)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 1999.
(3)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(4)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(5)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 11, 2001.
(6)	Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-3 (No. 333-53678), filed on January 12, 2001.
(7)	Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on June 4, 2001.
(8)	Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on July 10, 2001.
(9)	Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on January 8, 2002.
(10)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 23, 2003.
(11)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on July 2, 2003.
(12)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on November 3, 2003.
(13)	Filed herewith.