Form 10-Q
period 2005-06-30
NEKTAR THERAPEUTICS
filed 2005-08-05
CIK 906709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2005

or,

☐	TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to

Commission File Number: 0-24006

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

Applicable Only to Corporate Issuers

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 85,356,454 on July 29, 2005.

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

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share information)

	June 30, 2005	December 31, 2004
	(unaudited)	*
ASSETS
Current assets:
Cash and cash equivalents	$70,375	$32,064
Short-term investments	308,132	386,676
Accounts receivable, net of allowance for doubtful accounts and sales returns of $332 and $43 at June 30, 2005 and December 31, 2004, respectively.	10,448	12,842
Inventory, net	12,781	10,691
Other current assets	9,546	12,266

Total current assets	411,282	454,539

Property and equipment, net	146,371	151,247
Goodwill	129,986	130,120
Other intangible assets, net	4,202	6,456
Deposits and other assets	2,214	2,559

Total assets	$694,055	$744,921

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,461	$7,141
Accrued expenses	14,759	15,065
Other accrued liabilities	1,142	15
Interest payable	2,010	2,010
Capital lease obligations - current	408	1,532
Deferred revenue	27,764	29,890

Total current liabilities	54,544	55,653

Convertible subordinated notes and debentures	173,949	173,949
Capital lease obligations - noncurrent	20,536	23,568
Other long-term liabilities	21,615	22,292
Accrued rent	2,087	2,117

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, 10,000 shares authorized
Series A, $0.0001 par value: 3,100 shares designated; no shares issued or outstanding at June 30, 2005 and December 31, 2004.	—	—
Convertible Series B, $0.0001 par value: 40 shares designated; 20 shares issued and outstanding at June 30, 2005 and December 31, 2004; Liquidation preference of $19,945 at June 30, 2005 and December 31, 2004.	—	—
Common stock, $0.0001 par value; 300,000 authorized; 85,259 shares and 84,572 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively.	9	8
Capital in excess of par value	1,196,277	1,187,575
Deferred compensation	(3,897)	(2,764)
Accumulated other comprehensive income (loss)	(867)	(356)
Accumulated deficit	(770,198)	(717,121)

Total stockholders’ equity	421,324	467,342

Total liabilities and stockholders’ equity	$694,055	$744,921

(*)	The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, which are included in our Form 10-K/A, as amended, for the year ended December 31, 2004 as filed with the Securities and Exchange Commission. This balance sheet does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

(unaudited)

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2005	2004	2005	2004
Revenue:
Contract research revenue	$19,552	$22,102	$39,081	$43,611
Product sales and royalty revenue	5,470	6,425	11,862	10,747
Exubera® commercialization readiness revenue	3,528	—	6,101	—

Total revenue	28,550	28,527	57,044	54,358

Operating costs and expenses:
Cost of goods sold	5,433	6,733	10,688	9,269
Exubera® commercialization readiness costs	2,666	—	4,960	—
Research and development	35,785	33,650	70,730	64,942
General and administrative	10,135	8,072	19,245	14,900
Amortization of other intangible assets	981	981	1,963	1,962

Total operating costs and expenses	55,000	49,436	107,586	91,073

Loss from operations	(26,450)	(20,909)	(50,542)	(36,715)

Loss on extinguishment of debt	—	—	—	(9,258)
Other income (expense), net	(118)	124	(1,403)	431
Interest income	2,512	1,608	4,784	2,854
Interest expense	(2,856)	(2,987)	(5,916)	(19,344)

Loss before provision for income taxes	(26,912)	(22,164)	(53,077)	(62,032)

Provision for income taxes	—	—	—	132

Net loss	$(26,912)	$(22,164)	$(53,077)	$(62,164)

Basic and diluted net loss per share	$(0.32)	$(0.27)	$(0.63)	$(0.85)

Shares used in computing basic and diluted net loss per share	85,040	83,501	84,875	72,858

See accompanying notes.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six-Months Ended June 30,
	2005	2004
Cash flows used in operating activities:
Net loss	$(53,077)	$(62,164)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,678	5,865
Amortization of other intangible assets	2,254	2,254
Amortization of debt issuance costs	417	530
Amortization of deferred compensation	906	578
Amortization of gain related to sale of building	(497)	—
Loss on termination of capital lease	1,137	—
Non-cash compensation for employee retirement plans	692	676
Non-cash compensation for employee severance	—	60
Stock-based compensation for services rendered	129	339
Loss on early extinguishment of debt	—	9,258
Increase in provision for doubtful accounts and sales returns reserve	289	43
Increase (decrease) in inventory reserve	(1,417)	1,441
Changes in assets and liabilities:
Decrease (increase) in trade accounts receivable	2,098	(12,834)
Increase in inventories	(673)	(3,200)
Decrease in other assets	3,052	455
Increase (decrease) in accounts payable	1,334	(3,005)
Increase (decrease) in accrued expenses	365	(1,286)
Decrease in interest payable	—	(426)
Increase (decrease) in deferred revenue	(2,169)	3,478
Decrease in other liabilities	(31)	(296)

Net cash used in operating activities	(36,513)	(58,234)

Cash flows from investing activities:
Purchases of short-term investments	(125,075)	(368,548)
Sales of short-term investments	88,950	87,827
Maturities of investments	114,465	128,508
Purchase of long-term investments	—	(28)
Sales of long-term investments	—	12,470
Purchases of property and equipment	(8,053)	(14,028)
Disposal of property and equipment	—	42

Net cash provided by (used in) investing activities	70,287	(153,757)

Cash flows from financing activities:
Payments of loan and capital lease obligations	(1,290)	(1,327)
Repurchase of convertible subordinated notes	—	(461)
Issuance of common stock, net of issuance costs	—	196,245
Issuance of common stock related to employee stock purchase plan	647	615
Issuance of common stock related to employee stock option exercises	5,196	7,599

Net cash provided by financing activities	4,553	202,671

Effect of exchange rates on cash and cash equivalents	(16)	—

Net increase (decrease) in cash and cash equivalents	38,311	(9,320)

Cash and cash equivalents at beginning of period	32,064	44,446

Cash and cash equivalents at end of period	$70,375	$35,126

Non-cash Investing and Financing Activities Conversion of debt into common stock	$—	$186,029

Deferred compensation related to the issuance of restricted stock units	$2,039	$3,902

See accompanying notes.

NEKTAR THERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

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

Restatement

Certain amounts reported in our Quarterly Reports on Form 10-Q for the three-month and six-month periods ended June 30, 2004 have been restated to correct for certain misapplications of our accounting policies under U.S. GAAP.

Specifically, we have reclassified approximately $2.8 million and $5.5 million for the three-month and six-month periods ended June 30, 2004, respectively, from research and development expenses to general and administrative expenses. This reclassification included legal expenses related to our intellectual property portfolio and a portion of finance, information systems, and human resource expenses that were not clearly related to research and development and are required to be classified outside of research and development expenses under Statement Financial Accounting Standards No. 2, Accounting for Research and Development Costs.

In addition, we reclassified approximately $0.2 million and $0.5 million for the three-month and six-month periods ended June 30, 2004 from general and administrative expenses to interest expense. This reclassification was made to record the amortization of debt issuance costs to interest expense as required under Accounting Principles Board No. 21, Interest on Receivables and Payables and EITF 86-15, Increasing-Rate Debt.

These reclassifications did not result in any change to our cash position, revenue, or net loss during the three-month or six-month periods ended June 30, 2004.

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

Principles of Consolidation

Our consolidated financial statements include the financial position and results of operations and cash flows of our wholly-owned subsidiaries: Nektar Therapeutics AL, Corporation (“Nektar AL”), formerly Shearwater Corporation; Nektar Therapeutics UK, Ltd. (“Nektar UK”), formerly Bradford Particle Design Ltd; and Inhale Therapeutic Systems Deutschland GmbH (“Inhale Germany”), and Nektar Therapeutics (India) Private Limited.

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

Our customers are primarily pharmaceutical and biotechnology companies that are located in the U.S. and Europe. Our accounts receivable balance contains trade receivables from product sales and royalties, collaborative research agreements, and commercialization readiness revenue. We provide for a general allowance for doubtful accounts by reserving for specifically identified doubtful accounts plus a percentage of past due amounts. We have not experienced significant credit losses from our accounts receivable or collaborative research agreements, and none is currently expected. We perform a regular review of our customer’s payment history and associated credit risk. We do not require collateral from our customers.

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

We are dependent on Pfizer as the source of a significant proportion of our revenue. The termination of our collaboration arrangement with Pfizer would have a material adverse effect on our financial position and results of operations. Should the Pfizer collaboration be discontinued prior to the launch of Exubera®, we will need to find alternative funding sources to replace the collaboration revenue and will need to reassess the realizability of assets capitalized. Additionally, we may have contingent payments to our contract manufacturers to reimburse them for their capital outlay to the extent that they cannot re-deploy their assets and may incur additional liabilities. At the present time, it is not possible to estimate the loss that will occur as a result of these obligations should the Pfizer collaboration be discontinued or Exubera® not be approved.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) released Statement of Financial Accounting Standard (“SFAS”) No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3, (“FAS 154”). FAS 154 requires retrospective application to prior periods’ financial statements for any change in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. The statement also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. The statement carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. We will be required to adopt FAS 154 for any accounting changes or corrections of errors on or after January 1, 2006. We do not expect the adoption of FAS 154 to have a material impact on our consolidated financial position, results of operations, or cash flows.

In December 2004, the FASB released a revision to SFAS No. 123, Accounting for Stock-Based Compensation (“FAS 123R”). FAS 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. We will be required to adopt FAS 123R on January 1, 2006. When we adopt the new statement, we will have to recognize substantially more compensation expense. This will have a material adverse impact on our financial position and results of operations. We are currently in the process of evaluating the effect of adopting FAS 123R.

In November 2004, the FASB released SFAS No. 151, Inventory Costs – An Amendment to ARB No. 43 (“FAS 151”). This Statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as defined by ARB No. 43, Chapter 4, Inventory Pricing. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We will be required to adopt SFAS No. 151 on January 1, 2006. We are currently in the process of evaluating the effect of adopting SFAS No. 151.

In March 2004, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on EITF 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-01”). EITF 03-01 provides guidance regarding disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. In September 2004, the EITF delayed the effective date for the measurement and recognition guidance; however the disclosure requirements remain effective for annual periods ending after June 15, 2004 (see note 2). The FASB has since decided not to provide additional guidance on the meaning of other-than-temporary impairment, but directed the staff to issue proposed FASB Staff Position (“FSP”) FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP FAS 115-1”). FAS 115-1 will replace the guidance set forth in EITF 03-01, with references to existing other-than-temporary impairment guidance, and will clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made. The FASB decided that FSP FAS 115-1 would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The finalized FSP is expected to be issued in August 2005, and we will evaluate the effects of adopting at this time.

Cash, Cash Equivalents and Investments

We consider all highly liquid investments with a remaining maturity on the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents include demand deposits held in banks, interest bearing money market funds, commercial paper, federal and municipal government securities, corporate bonds, and repurchase agreements.

Short-term investments consist of: 1) auction rate securities with varying maturities, and 2) federal and municipal government securities, corporate bonds, and commercial paper with A1, F1, or P1 short-term ratings and A or better long-term ratings with remaining maturities at date of purchase of greater than 90 days. Investments with maturities greater than one year are classified as short-term when they represent investments of cash that are reasonably expected to be realized in cash and are available for use in current operations.

At June 30, 2005, all short-term investments are designated as available-for-sale and are carried at fair value, with unrealized gains and losses reported in stockholders’ equity as accumulated other comprehensive income (loss). Short-term investments are adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities, if any, are included in other income (expense). The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

At June 30, 2005 and December 31, 2004, we had outstanding letters of credit arrangements totaling $2.2 million in connection with arrangements with certain vendors, including our landlord, which are secured by investments in similar amounts.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost is computed using standard cost, which approximates actual costs on a first-in, first-out basis.

Inventories consist of the following (in thousands):

	June 30, 2005	December 31, 2004
Raw material	$6,832	$4,848
Work-in-process	3,304	4,552
Finished goods	2,645	1,291

Total inventories	$12,781	$10,691

Property and Equipment

Property and equipment are stated at cost. Major improvements are capitalized, while maintenance and repairs are expensed when incurred. Laboratory and other equipment are depreciated using the straight-line method generally over estimated useful lives of three to seven years. Leasehold improvements and buildings are depreciated using the straight-line method over the shorter of the estimated useful life or the remaining term of the lease. Buildings are depreciated using the straight-line method over the estimated useful life of twenty years.

Goodwill

Goodwill is tested for impairment at least annually or on an interim basis if an event occurs or circumstances change that would more-likely-than-not reduce the fair value below our carrying value. During the three-month and six-month periods ended June 30, 2005 and 2004, we recorded no impairment charges under SFAS No. 142, Goodwill and Other Intangible Assets, as no indicators of impairment were identified by management.

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

Derivative Instruments

We are exposed to foreign currency exchange rate fluctuations and interest rate changes in the normal course of our business. As part of our risk management strategy, we may use derivative instruments, including forwards, swaps and options to hedge certain foreign currency and interest rate exposures. We do not use derivative contracts for speculative purposes. To date, we have not entered into any such derivative instruments other than the interest rate swap discussed below which was accounted for in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”).

During the six-month period ended June 30, 2004, we had a bank loan which had been secured by one of our Nektar AL facilities in Alabama. This loan originally had a variable rate of interest tied to the LIBOR index. In November 2003, we entered into an interest rate swap agreement to limit our exposure to fluctuations in U.S. interest rates. The interest rate swap agreement effectively converts a portion of our debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. The swap was designated a cash flow hedge. Under the terms of our swap arrangement, we paid an initial effective interest rate of 5.17%. This rate was variable on a monthly basis based on changes in the LIBOR index, but only to a maximum of 7.05%.

This swap had been accounted for as a derivative subject to SFAS No. 133. Because there was still potential variability in our effective interest rate, this specific swap arrangement was not an effective hedge. Accordingly, we recorded the fair value of this derivative at December 31, 2003 by recording a liability and corresponding interest expense of $0.2 million. The fair value was adjusted to market value on a quarterly basis, with an increase in interest rates generally resulting in a reduction in the liability and a decrease to interest expense, and a decrease in interest rates generally resulting in an increase to the liability and an increase in interest expense.

In September 2004, we retired the bank loan after paying the remaining principal balance of $5.6 million. We also retired the interest rate swap agreement by paying $0.3 million to the lender, representing the fair value of this instrument on that date which was equal to the swap liability recorded on our books. This amount was charged to interest expense.

To limit our exposure to foreign currency exchange rate fluctuations with respect to British Pounds, we have periodically purchased British Pounds on the spot market and held them in a U.S. bank account. At June 30, 2005 and at December 31, 2004, we held British Pounds valued at approximately $0.6 million and $8.4 million, respectively, using the exchange rate as of period end. Such amount is included in cash and cash equivalents on our balance sheet. During the three-month and six-month periods ended June 30, 2005, a loss of $0.1 million and $0.3 million resulting from revaluing British Pounds at the current exchange rate was included in other income (expense).

Comprehensive Loss

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

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2005	2004	2005	2004
Net loss, as reported	$(26,912)	$(22,164)	$(53,077)	$(62,164)
Change in net unrealized gains/(losses) on available-for-sale securities	694	(2,291)	184	(2,250)
Net unrealized (gains)/losses reclassified into earnings	—	1	—	(22)
Translation adjustment	(273)	(81)	(695)	297

Total comprehensive loss	$(26,491)	$(24,535)	$(53,588)	$(64,139)

The components of accumulated other comprehensive income is as follows (in thousands):

	June 30, 2005	December 31, 2004
Unrealized gains/(losses) on available-for-sale securities	$(1,672)	$(1,856)
Translation adjustment	805	1,500

Total accumulated other comprehensive income	$(867)	$(356)

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

Pro forma information regarding net income and earnings per share required by SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, regarding the fair value for employee options was estimated at the date of grant using a Black-Scholes option valuation model with the following weighted-average assumptions:

	Three-Months Ended June 30,
	2005	2004
Risk-free interest rate	3.9%	3.8%
Dividend yield	0.0%	0.0%
Volatility factor	0.73	0.68
Weighted average expected life	4.5 years	5 years

	Six-Months Ended June 30,
	2005	2004
Risk-free interest rate	3.8%	3.5%
Dividend yield	0.0%	0.0%
Volatility factor	0.75	0.70
Weighted average expected life	4.5 years	5 years

Pro forma information regarding net income and earnings per share required by SFAS 123, as amended by SFAS 148, regarding the fair value for employee stock purchase plan shares was estimated at the date of grant using a Black-Scholes valuation model with the following weighted-average assumptions:

	Six-Months Ended June 30,
	2005	2004
Risk-free interest rate	1.83%	1.04%
Dividend yield	0.0%	0.0%
Volatility factor	0.86	0.67
Weighted average expected life	0.5 years	0.5 years

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

The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands, except per share information):

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2005	2004	2005	2004
Net loss, as reported	$(26,912)	$(22,164)	$(53,077)	$(62,164)
Add: stock-based employee compensation included in reported net loss	542	496	1,035	917
Deduct: total stock-based employee compensation expense determined under fair value methods for all awards	(5,005)	(7,238)	(12,990)	(14,716)

Net loss, pro forma	$(31,375)	$(28,906)	$(65,032)	$(75,963)

Net loss per share
Basic and diluted, as reported	$(0.32)	$(0.27)	$(0.63)	$(0.85)
Basic and diluted, pro forma	$(0.37)	$(0.35)	$(0.77)	$(1.04)

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

Product sales are derived primarily from cost-plus manufacturing and supply contracts for our PEG Reagents with individual customers in our industry. Sales terms for specific PEG Reagents are negotiated in advance. Revenues related to our product sales are recorded in accordance with the terms of the contracts. We provide for a general allowance for sales returns by reserving a percentage of product sales based on our recent experience with product returns. The allowance for sales returns was $0.3 million and nil as of June 30, 2005 and December 31, 2004, respectively.

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

We recorded a provision of $0.1 million and $0.1 million for the three-month and six-month periods ended June 30, 2004 relating entirely to state taxes on our Alabama subsidiary. We did not record a provision for income taxes for the three-month or six-month periods ended June 30, 2005 because our Alabama subsidiary had a net loss for both the three-month and six-month periods ended June 30, 2005.

Net Loss Per Share

Basic net loss per share is calculated based on the weighted-average number of common shares outstanding during the periods presented, less the weighted-average shares outstanding which are subject to the Company’s right of repurchase.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2005	2004	2005	2004
Numerator:
Net loss	$(26,912)	$(22,164)	$(53,077)	$(62,164)
Denominator:
Weighted average number of common shares outstanding	85,040	83,501	84,875	72,858
Net loss per share – basic and diluted	$(0.32)	$(0.27)	$(0.63)	$(0.85)

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

	June 30,
	2005	2004
Warrants	36	56
Options and restricted stock units	17,128	17,542
Convertible preferred stock	1,023	875
Convertible debentures and notes	3,831	3,831

Total	22,018	22,304

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

Our research revenue is derived primarily from clients in the pharmaceutical and biotechnology industries. Revenue from Pfizer represented 67% and 58% of our total revenue for the three-month periods ended June 30, 2005 and 2004, respectively. Revenue from Pfizer represented 65% and 59% of our total revenue for the six-month periods ended June 30, 2005 and 2004, respectively. Deferred revenue from Pfizer represented 69% and 76% of total deferred revenue as of June 30, 2005 and December 31, 2004, respectively. Product sales relate to sale of our manufactured Advanced PEGylation Technology products by Nektar AL.

Our accounts receivable balance contains trade receivables from product sales and royalties, collaborative research agreements, and Exubera® commercialization readiness revenue. On June 30, 2005, three different customers represented 46%, 15%, and 14% of our accounts receivable, respectively. At December 31, 2004, four different customers represented 25%, 23%, 16%, and 10% of our accounts receivable, respectively.

We primarily receive contract research revenue from, and provide product sales to, customers located within the United States. Revenues are derived from customers in the following geographic areas (in thousands):

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2005	2004	2005	2004
Contract research revenue
United States	$18,287	$21,780	$36,934	$43,174
All other countries	1,265	322	2,147	437

Total contract research revenue	$19,552	$22,102	$39,081	$43,611

Product sales
United States	$3,473	$3,297	$7,764	$6,465
European countries	1,929	2,400	3,232	2,971
All other countries	68	728	866	1,311

Total product sales	$5,470	$6,425	$11,862	$10,747

Exubera® commercialization readiness revenue
United States	$3,528	$—	$6,101	$—
All other countries	—	—	—	—

Total Exubera® commercialization readiness revenue	$3,528	$—	$6,101	$—

Note 3 – Financial Instruments

As of June 30, 2005 and December 31, 2004, we held a portfolio of debt securities. Certain of these securities have a fair value less than their amortized cost. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and EITF 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, we have recorded the difference between the amortized cost and fair value as a component of accumulated other comprehensive income. Management has concluded that no impairment should be recognized related to these investments because the unrealized losses incurred to date are not considered other than temporary. Management has reached this conclusion based upon its intention to generally hold all debt investments with an unrealized loss until maturity (or reset date for auction rate securities) at which point they are redeemed at full par value, a history of actually holding the majority of our investments to maturity (or reset date for auction rate securities), and our strategy of aligning the maturity of our debt investments to meet our cash flow needs. Therefore, we will, in most cases, have the ability to hold all of our debt investments to maturity.

We determine the fair value amounts by using available market information. As of June 30, 2005 and December 31, 2004, the average portfolio duration was approximately one year, and the contractual maturity of any single investment did not exceed twenty-four months with the exception of auction rate securities which we held only as of December 31, 2004. Investments with maturities greater than one year are classified as short-term when they represent investments of cash that are reasonably expected to be realized in cash and are available for use in current operations. Gross unrealized gains on available for sales securities were less than $0.1 million at June 30, 2005 and December 31, 2004. The gross unrealized losses on available for sale securities at June 30, 2005 and December 31, 2004 amounted to approximately $1.7 million and approximately $1.9 million, respectively. As of June 30, 2005, there were 71 securities that had been in a loss position for twelve months or more and which had a fair value $120.2 million and an unrealized loss of $1.2 million. As of December 31, 2004, there were 21 securities that had been in a loss position for twelve months or more and which had a fair value $31.4 million and an unrealized loss of $0.1 million.

The following is a summary of operating cash and available-for-sale securities as of June 30, 2005 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and Available-for-Sale Securities
Obligations of U.S. government agencies	$154,906	$1	$(884)	$154,023
U.S. corporate commercial paper	41,654	—	(9)	41,645
Obligations of U.S. state and local agencies	1,150	—	—	1,150
Obligations of U.S. corporations	138,892	5	(769)	138,128
Obligations of non U.S. corporations	2,961	—	(16)	2,945
Repurchase agreements	29,378	—	—	29,378
Cash and other debt securities	11,238	—	—	11,238

	$380,179	$6	$(1,678)	$378,507

Amounts included in cash and cash equivalents	$70,381	$—	$(6)	$70,375
Amounts included in short-term investments (less than one year to maturity)	221,594	—	(1,281)	220,313
Amounts included in short-term investments (one to two years to maturity)	88,204	6	(391)	87,819

	$380,179	$6	$(1,678)	$378,507

The following is a summary of operating cash and available-for-sale securities as of December 31, 2004 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and Available-for-Sale Securities
Obligations of U.S. government agencies	$164,883	$1	$(923)	$163,961
Obligations of U.S. state and local government agencies	1,150	—	—	1,150
Obligations of U.S. corporations	147,114	—	(918)	146,196
Obligations of non U.S. corporations	4,033	—	(16)	4,017
Repurchase agreements	14,200	—	—	14,200
Auction rate securities	72,350	—	—	72,350
Cash	16,866	—	—	16,866

Total Cash and Available-for-Sale Securities	$420,596	$1	$(1,857)	$418,740

Amounts included in cash and cash equivalents	$32,064	$—	$—	$32,064
Amounts included in short-term investments (less than one year to maturity)	212,586	—	(916)	211,670
Amounts included in short-term investments (one to two years to maturity)	103,596	1	(941)	102,656
Amounts included in short-term investments (more than 2 years to maturity)	72,350	—	—	72,350

Total Cash and Available-for-Sale Securities	$420,596	$1	$(1,857)	$418,740

Note 4 - Other Intangible Assets

The components of our other intangible assets at June 30, 2005, are as follows (in thousands, except for years):

	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Core technology	5	$8,100	$6,480	$1,620
Developed product technology	5	2,900	2,320	580
Intellectual property	5-7	7,301	6,140	1,161
Supplier and customer relations	5	5,140	4,299	841

Total		$23,441	$19,239	$4,202

Amortization expense related to other intangible assets totaled $1.1 million for both of the three-month periods ended June 30, 2005 and 2004 and $2.2 million for both the six-month periods ended June 30, 2005 and 2004. The following table presents expected future amortization expense for other intangible assets until they are fully amortized (in thousands):

Years Ending December 31,
Remainder of 2005	$2,253
2006	1,949

Total	$4,202

Note 5 - Commitments and Contingencies

Legal Matters

On September 3, 2004, a purported securities class action complaint styled Norman Rhodes, et al. v. Nektar Therapeutics, Ajit Gill, J. Milton Harris, and Robert B Chess, Case No. C 04-03735 JSW, was filed in the United States District Court for the Northern District of California against the Company and certain of its current officers and directors. The complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 based on statements made between March 4, 2004 and August 4, 2004 (the “Class Period”)-regarding Exubera®. On May 9, 2005, the plaintiff dismissed the complaint in its entirety without prejudice. The action is no longer pending.

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

Letters of Credit

At June 30, 2005 and December 31, 2004, we had outstanding letters of credit totaling $2.2 million in connection with arrangements with certain vendors, including our landlord, which are secured by investments in similar amounts.

Workers Compensation

Pursuant to the terms of our worker’s compensation insurance policy, we are required to self-fund all claims up to $250,000 per occurrence subject to a maximum of $739,250 for the term of the insurance policy, November 1, 2004 – October 31, 2005. Historically, we have not been obligated to make significant payments for these obligations, and no significant liabilities have been recorded for these obligations on our balance sheet as of June 30, 2005 or December 31, 2004.

Royalties

We have certain royalty commitments associated with the shipment, licensing, or development of certain products. Royalty expense was approximately $0.9 million and $0.7 million for the three-month periods ended June 30, 2005 and 2004, respectively. Royalty expense was approximately $1.5 million and $1.2 million for the six-month periods ended June 30, 2005 and 2004, respectively. The overall maximum amount of the obligations is based upon sales of the applicable product and future royalty expenses cannot be reasonably estimated.

Director and Officer Indemnifications

As permitted under Delaware law, and as set forth in our Certificate of Incorporation and our Bylaws, we indemnify our directors, executive officers, other officers, employees, and other agents for certain events or occurrences that arose while in such capacity. The maximum potential amount of future payments we could be required to make under this indemnification is unlimited; however, we have insurance policies that may limit our exposure and may enable us to recover a portion of any future amounts paid. Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits, and other policy provisions, we believe any obligations under this indemnification are not material, other than an initial $500,000 per incident retention deductible per our insurance policy. However, no assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case we may incur substantial liabilities as a result of these indemnification obligations. Because the obligated amount of this agreement is not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheet as of June 30, 2005 or December 31, 2004.

Indemnification of Underwriters and Initial Purchasers of our Securities

In connection with our sale of equity and convertible debt securities from, we have agreed to defend, indemnify, and hold harmless our underwriters or initial purchasers, as applicable, as well as certain related parties from and against certain liabilities, including liabilities under the Securities Act of 1933, as amended. The term of these indemnification obligations is generally perpetual. There is no limitation on the potential amount of future payments we could be required to make under these indemnification obligations. We have never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. If any of our indemnification obligations are triggered, however, we may incur substantial liabilities. Because the obligated amount of this agreement is not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheet as of June 30, 2005 or December 31, 2004.

Strategic Alliance—Enzon

In January 2002, we announced a broad strategic alliance with Enzon Pharmaceuticals, Inc. that included a collaboration to develop up to three products using our Pulmonary Technology and/or Supercritical Fluids Technology. Under the terms of the agreement, we are responsible for the development of drug formulations for the agreed upon pharmaceutical agents. We are required to self-fund a portion of these costs. As of June 30, 2005, we are required to fund up to an incremental $1.6 million in the coming years without reimbursement for research and development expenses. To date these costs, amounting to $15.4 million, have been included in our research and development expenses. After our funding requirement has been met, Enzon will have an option to license the products and if they exercise this option, they will be required to provide research and development funding as well as milestone payments should the products progress through clinical testing.

Manufacturing and Supply Agreement with Contract Manufacturers

In August 2000, we entered into a Manufacturing and Supply Agreement with our contract manufacturers to provide for the manufacturing of our pulmonary inhaler device for Exubera®. Under the terms of the Agreement, we may be obligated to reimburse the contract manufacturers for the actual unamortized and unrecovered portion of any equipment procured or facilities established and the interest accrued for their capital overlay in the event that Exubera® does not gain FDA approval to the extent that the contract manufacturers cannot re-deploy the assets. While such payments may be significant, at the present time, it is not possible to estimate the loss that will occur should Exubera® not be approved. We have also agreed to defend, indemnify, and hold harmless the contract manufacturers from and against third party liability arising out of the agreement, including product liability and infringement of intellectual property. There is no limitation on the potential amount of future payments we could be required to make under these indemnification obligations. We have never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. If any of our indemnification obligations is triggered, we may incur substantial liabilities. Because the obligated amount of this agreement is not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheet as of June 30, 2005 or December 31, 2004.

Security Agreement with Pfizer, Inc.

In connection with the Collaboration, Development and License Agreement (“CDLA”) dated January 18, 1995 that we entered into with Pfizer for the development of the Exubera® product, we entered into a Security Agreement pursuant to which our obligations under the CDLA and certain Manufacturing and Supply Agreements related to the manufacture and supply of powdered insulin and pulmonary inhaler devices for the delivery of powdered insulin, are secured. Our default under any of these agreements triggers Pfizer’s rights with respect to property relating solely to, or used or which will be used solely in connection with, the development, manufacture, use and sale of Exubera® including proceeds from the sale or other disposition of the property. Because the obligated amount of this agreement is not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheet as of June 30, 2005 or December 31, 2004.

Collaboration Agreements for Pulmonary Products

As part of our collaboration agreements with our partners for the development, manufacture, and supply of products based on our Pulmonary Technology, we generally agree to defend, indemnify, and hold harmless our partners from and against third party liabilities arising out of the agreement, including product liability and infringement of intellectual property. The term of these indemnification obligations is generally perpetual any time after execution of the agreement. There is no limitation on the potential amount of future payments we could be required to make under these indemnification obligations. We have never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. If any of our indemnification obligations is triggered, we may incur substantial liabilities. Because the obligated amount of this agreement is not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheet as of June 30, 2005 or December 31, 2004.

License, Manufacturing and Supply Agreements for Products Based on our Advanced PEGylation Technology

As part of our license, manufacturing, and supply agreements with our partners for the development and/or manufacture and supply of PEG reagents based on our Advanced PEGylation Technology, we generally agree to defend, indemnify, and hold harmless our partners from and against third party liabilities arising out of the agreement, including product liability and infringement of intellectual property. The term of these indemnification obligations is generally perpetual any time after execution of the agreement. There is no limitation on the potential amount of future payments we could be required to make under these indemnification obligations. We have never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. If any of our indemnification obligations is triggered, we may incur substantial liabilities. Because the obligated amount of this agreement is not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheet as of June 30, 2005 or December 31, 2004.

Lease Restoration

We have several leases for our facilities in multiple locations. In the event that we do not exercise our option to extend the term of these leases, we guarantee certain costs to restore the property to certain conditions in place at the time of lease. We believe the estimated fair value of this guarantee is minimal. Because the obligated amount of this agreement is not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheet as of June 30, 2005 or December 31, 2004.

Note 6 – Deferred Compensation

During the three-month period ended March 31, 2005, we issued restricted stock unit awards totaling 110,000 shares of our common stock to certain employees. The restricted stock unit awards are settled by delivery of shares of our common stock on or shortly after the date the awards vest. The restricted stock unit awards become fully vested over a period of 47 months. In connection with these restricted stock unit awards, we recorded deferred compensation of $2.0 million, which represents the intrinsic value of the restricted stock units on the date of grant. We are recognizing the stock compensation expense on a straight line basis over the vesting term of 47 months.

During the three-month period ended March 31, 2004, we issued restricted stock unit awards totaling 206,666 shares of our common stock to certain employees. The restricted stock unit awards are settled by delivery of shares of our common stock on or shortly after the date the awards vest. The restricted stock unit awards become fully vested over a period of 34 months. In connection with these restricted stock unit awards, we recorded deferred compensation of $3.9 million, which represents the intrinsic value of the restricted stock units on the date of grant. We are recognizing the stock compensation expense on a straight line basis over the vesting term of 34 months.

For the three-month period ended June 30, 2005 and 2004, we recognized expense related to these restricted stock unit grants of approximately $0.5 million and approximately $0.3 million, respectively. For the six-month period ended June 30, 2005 and 2004, we recognized expense related to these restricted stock grants of approximately $0.9 million and approximately $0.6 million, respectively.

Note 7 – Exubera® Commercialization Readiness and Costs

Exubera® commercialization readiness represents reimbursement, by Pfizer, of certain agreed upon operating costs relating to our Exubera® drug powder manufacturing facilities in preparation for commercial production, plus a markup on such costs. Such reimbursable revenue will not necessarily equal actual costs incurred which are expensed as Exubera® commercialization readiness costs.

Note 8 – Loss on Termination of Capital Lease

Effective January 11, 2005, Nektar and BMR-201 Industrial Road LLC (landlord), entered into an agreement to terminate our obligation in the Amended and Restated Built-To-Suit Lease dated August 17, 2004 related to a portion of our office space located at our San Carlos location. In connection with the termination agreement, we have recorded other expense of approximately $1.1 million. This amount represents the write-off of the capital asset related to this space partially offset by a reduction in the present value of our liability related to this space.

Note 9 – Subsequent Events

On July 12, 2005, a complaint was filed by The Board of Trustees of the University of Alabama (“UAH”) against Nektar Therapeutics AL, Corporation, and Nektar Therapeutics, Inc., (“Defendants”) in the United States District Court for the Northern District of Alabama. Among other things, the complaint alleges patent infringement, breach of contract license, violation of the Alabama Trade Secrets Act and unjust enrichment. Generally, the complaint alleges that Defendants’ refusal to pay royalties based upon UAH patented and licensed technology represents a breach of an exclusive license agreement between UAH and Nektar Therapeutics AL, Corporation (formerly Shearwater Corporation) and that Defendants have infringed and are infringing UAH’s patent. The complaint seeks certain monetary damages and other relief. The action is in a very early stage and we have not responded to the complaint.

On July 26, 2005, we announced that our current Chief Financial Officer, Mr. Ajay Bansal, will be transitioning from his current duties as Chief Financial Officer and Vice President, Finance and Administration to the position of General Manager, Diabetes Group. In connection with his new position, among other matters, Mr. Bansal will be responsible for overseeing product decisions, resource allocation, and partner relationships. We are commencing a search for a new Chief Financial Officer to succeed Mr. Bansal. Mr. Bansal will continue to serve in the position of Chief Financial Officer until his successor is identified and retained.

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

To fund the substantial expense related to our research and development activities, we have raised significant amounts of capital through the sale of our equity and convertible debt securities. As of June 30, 2005, we had approximately $173.9 million in long-term convertible subordinated notes and debentures, $20.5 million in non-current capital lease obligations, and $11.6 million in other long-term debt. Our ability to meet the repayment obligations of this debt is dependent upon our ability to develop successful products without significant delays. Even if we are successful in this regard, we will likely require additional capital to repay our debt obligations.

We do not expect that sales of our currently marketed products will be sufficient for us to achieve profitability. Our ability to achieve profitability is dependent on the approval of and successful marketing of products with significant markets, and for which we realize relatively higher royalties.

Recent Developments

In July 2005, we announced that the Food and Drug Administration (“FDA”) has set the date of September 8, 2005 for the Advisory Committee meeting to discuss the New Drug Application for Exubera.

In July 2005, UCB Pharma announced the preliminary results of two pivotal Phase III trials for Cimzia™, formerly CDP870, in the treatment of Crohn’s disease. The trials compared Cimzia to placebo in 1,330 patients over a period of 26 weeks and data demonstrated that Cimzia was well-tolerated and met primary endpoints. Nektar provides the PEG for Cimzia. UCB Pharma also announced that CDP791 successfully completed Phase I and Phase II trials for non-small cell lung cancer will start in the next few weeks. Another product, CDP484 is on hold after Phase I studies failed to meet the criteria to proceed. Nektar provides the PEG for both of these products.

In June, 2005 Roche announced new data from a year-long study that show that CERA, the first Continuous Erythropoietin Receptor Activator from Roche to treat renal anemia, provided sustained and stable control of hemoglobin levels with dosing intervals up to four weeks in dialysis patients who suffer from anemia. CERA uses Nektar PEGylation Technology.

Results from three two-year studies presented in June 2005 at the 65th Annual Scientific Sessions of the American Diabetes Association showed that Exubera, an inhaleable, short-acting, dry powder insulin, provided effective, sustained glycemic control and was well tolerated over two years in adults with type 2 diabetes. A fourth study showed that three months of Exubera therapy was well tolerated and as effective as subcutaneous (injectable) short-acting insulin in achieving tight glycemic control in adults with type 1 diabetes.

On July 26, 2005, we announced that our current Chief Financial Officer, Mr. Ajay Bansal, will be transitioning from his current duties as Chief Financial Officer and Vice President, Finance and Administration to the position of General Manager, Diabetes Group. In connection with his new position, among other matters, Mr. Bansal will be responsible for overseeing product decisions, resource allocation, and partner relationships. We are commencing a search for a new Chief Financial Officer to succeed Mr. Bansal. Mr. Bansal will continue to serve in the position of Chief Financial Officer until his successor is identified and retained.

On July 12, 2005, a complaint was filed by The Board of Trustees of the University of Alabama (“UAH”) against Nektar Therapeutics AL, Corporation, and Nektar Therapeutics, Inc., (“Defendants”) in the United States District Court for the Northern District of Alabama. Among other things, the complaint alleges patent infringement, breach of contract license, violation of the Alabama Trade Secrets Act and unjust enrichment. Generally, the complaint alleges that Defendants’ refusal to pay royalties based upon UAH patented and licensed technology represents a breach of an exclusive license agreement between UAH and Nektar Therapeutics AL, Corporation (formerly Shearwater Corporation) and that Defendants have infringed and are infringing UAH’s patent. The complaint seeks certain monetary damages and other relief. The action is in a very early stage and we have not responded to the complaint.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) released Statement of Financial Accounting Standard (“SFAS”) No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3, (“FAS 154”). FAS 154 requires retrospective application to prior periods’ financial statements for any changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. The statement also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. The statement carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. We will be required to adopt FAS 154 for any accounting changes or corrections of errors on or after January 1, 2006. We do not expect the adoption of FAS 154 to have a material impact on our consolidated financial position, results of operations, or cash flows.

In December 2004, the FASB released a revision to SFAS No. 123, Accounting for Stock-Based Compensation (“FAS 123R”). FAS 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. We will be required to adopt FAS 123R on January 1, 2006. When we adopt the new statement, we will have to recognize substantially more compensation expense. This will have a material adverse impact on our financial position and results of operations. We are currently in the process of evaluating the effect of adopting FAS 123R.

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

In March 2004, the EITF reached a consensus on EITF 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-01 provides guidance regarding disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. In September 2004, the EITF delayed the effective date for the measurement and recognition guidance; however the disclosure requirements remain effective for annual periods ending after June 15, 2004 (see note 2). The FASB has since decided not to provide additional guidance on the meaning of other-than-temporary impairment, but directed the staff to issue proposed FASB Staff Position (“FSP”) FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP FAS 115-1”). FAS 115-1 will replace the guidance set forth in EITF 03-01, with references to existing other-than-temporary impairment guidance, and will clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made. The FASB decided that FSP FAS 115-1 would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The finalized FSP is expected to be issued in August 2005, and we will evaluate the effects of adopting at this time.

Restatement

Certain amounts reported in our Quarterly Reports on Form 10-Q for the three-month and six-month periods ended June 30, 2004 have been restated to correct for certain misapplications of our accounting policies under U.S. GAAP.

Specifically, we have reclassified approximately $2.8 million and $5.5 million for the three-month and six-month periods ended June 30, 2004, respectively, from research and development expenses to general and administrative expenses. This reclassification included legal expenses related to our intellectual property portfolio and a portion of finance, information systems, and human resource expenses that were not clearly related to research and development and are required to be classified outside of research and development expenses under Statement Financial Accounting Standards No. 2, Accounting for Research and Development Costs.

In addition, we reclassified approximately $0.2 million and $0.5 million for the three-month and six-month periods ended June 30, 2004 from general and administrative expenses to interest expense. This reclassification was made to record the amortization of debt issuance costs to interest expense as required under Accounting Principles Board No. 21, Interest on Receivables and Payables and EITF 86-15, Increasing-Rate Debt.

These reclassifications did not result in any change to our cash position, revenue, or net loss during the three-month or six-month periods ended June 30, 2004.

Results of Operations

Three-Month and Six-Month Periods Ended June 30, 2005 and 2004

Revenue (in thousands except percentages)

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Increase/ (Decrease) 2005 vs 2004	Percentage Increase/ (Decrease) 2005 vs 2004
Contract revenue	$19,552	$22,102	$(2,550)	(12)%
Product and royalty revenue	5,470	6,425	(955)	(15)%
Exubera® commercialization readiness revenue	3,528	—	3,528	—

Total revenue	$28,550	$28,527	$23	<1%

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004	Increase/ (Decrease) 2005 vs 2004	Percentage Increase/ (Decrease) 2005 vs 2004
Contract revenue	$39,081	$43,611	$(4,530)	(10)%
Product and royalty revenue	11,862	10,747	1,115	10%
Exubera® commercialization readiness revenue	6,101	—	6,101	—

Total revenue	$57,044	$54,358	$2,686	5%

Contract research revenue includes reimbursed research and development expenses as well as the amortization of deferred up-front signing and milestone payments received from our collaborative partners. Contract revenues are expected to fluctuate from year to year, and future contract revenue is difficult to predict accurately. The level of contract revenues depends in part upon future success in obtaining feasibility studies, the continuation of existing collaborations, and achievement of milestones under current and future agreements. Contract research revenue for the three-month period ended June 30, 2005 was approximately $19.6 million compared to $22.1 million for the three-month period ended June 30, 2004. Contract research revenue for the six-month period ended June 30, 2005, was approximately $39.1 million compared to approximately $43.6 million for the six-month period ended June 30, 2004. The decrease in contract research revenue for both the three-month and six-month periods ended June 30, 2004 was primarily due to reduced contract research revenue related to Exubera® which has been offset by revenue classified as Exubera® commercialization readiness and product revenue. In addition, during the six month period ended June 30, 2004, we recognized $2.1 million in revenue from a one-time payment related to Aventis’ termination of a collaboration with us.

Product pricing is generally determined on a cost plus basis and is dependent on the manufacturing agreement specific to each partner. Product and royalty revenue for the three-month period ended June 30, 2005 was approximately $5.5 million compared to approximately $6.4 million for the three-month period ended June 30, 2004. The 15% decrease in product revenue was primarily due to timing of orders for certain PEG products. Product and royalty revenue for the six-month period ended June 30, 2005, was approximately $11.9 million compared to approximately $10.7 million for the six-month period ended June 30, 2004. The 10% increase was primarily due to royalties from Eyetech Pharmaceuticals, Inc. based on net Macugen® sales by Eyetech in the previous three-month period. A portion of these royalties are paid to Enzon Pharmaceuticals, Inc.

Exubera® commercialization readiness revenue represents reimbursement, by Pfizer, of certain agreed upon operating costs relating to our Exubera® drug powder manufacturing facilities in preparation for commercial production, plus a markup on such costs. Such reimbursable revenue will not necessarily equal actual costs incurred which are expensed as Exubera® commercialization readiness costs.

Cost of Goods Sold (in thousands except percentages)

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Increase/ (Decrease) 2005 vs 2004	Percentage Increase/ (Decrease) 2005 vs 2004
Cost of goods sold	$5,433	$6,733	$(1,300)	(19)%
Product and royalty gross margin	$37	$(308)	$345	112%

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004	Increase/ (Decrease) 2005 vs 2004	Percentage Increase/ (Decrease) 2005 vs 2004
Cost of goods sold	$10,688	$9,269	$1,419	15%
Product and royalty gross margin	$1,174	$1,478	$(304)	(21)%

Cost of goods sold is associated with product sales and royalties and was approximately $5.4 million for the three-month period ended June 30, 2005 based on product and royalty revenue of approximately $5.5 million, representing a gross margin of approximately 1%. Cost of goods sold for the three-month period ended June 30, 2004 was approximately $6.7 million based on product and royalty revenue of approximately $6.4 million, representing a negative gross margin of approximately (5%) which was consistent with the three-month period ended June 20, 2005.

During the three-month period ended June 30, 2005, certain production resources were diverted to the completion of the construction and validation of a commercial production suite for PEG products. During the three-month period ended June 30, 2004, we experienced production problems in one of our PEG-producing manufacturing lines which caused a temporary shutdown of that line. These events caused a lower than normal absorption of overhead and had a negative impact on gross margin.

Cost of goods sold was approximately $10.7 million for the six-month period ended June 30, 2005 based on product and royalty revenue of approximately $11.9 million, representing a gross margin of approximately 11%. Cost of goods sold for the six-month period ended June 30, 2004 was approximately $9.3 million based on product and royalty revenue of approximately $10.7 million, representing a gross margin consistent with the three-month period ended June 20, 2005 of approximately 14%.

Exubera® commercialization readiness costs (in thousands except percentages)

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Increase/ (Decrease) 2005 vs 2004	Percentage Increase/ (Decrease) 2005 vs 2004
Exubera® commercialization readiness costs	$2,666	$—	$2,666	—

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004	Increase/ (Decrease) 2005 vs 2004	Percentage Increase/ (Decrease) 2005 vs 2004
Exubera® commercialization readiness costs	$4,960	$—	$4,960	—

Exubera® commercialization readiness costs are start-up manufacturing costs we have incurred in our Exubera® drug powder manufacturing facility in preparation for commercial production for the three-month and six-month periods ended June 30, 2005.

Research and Development Expenses (in thousands except percentages)

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Increase/ (Decrease) 2005 vs 2004	Percentage Increase/ (Decrease) 2005 vs 2004
Research and development	$35,785	$33,650	$2,135	6%

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004	Increase/ (Decrease) 2005 vs 2004	Percentage Increase/ (Decrease) 2005 vs 2004
Research and development	$70,730	$64,942	$5,788	9%

We expense all research and development expenses as they are incurred. Research and development expenses are associated with three general categories: (i) collaborative agreements under which a portion of spending is reimbursed by our partners; (ii) spending attributed to internally funded programs; and (iii) infrastructure costs.

Research and development expenses were approximately $35.8 million and approximately $33.7 million for the three-month periods ended June 30, 2005 and 2004, respectively. Research and development expenses were approximately $70.7 million and approximately $64.9 million for the six-month periods ended June 30, 2005 and 2004, respectively. The increase for both the three-month and six-month periods was due to annual salary increases, a one time expense of $1.4 million associated with the buy-out of our potential future royalty and milestone obligations with a partner, and increased expenses related to validation testing of our Exubera drug delivery device and outside services related to our proprietary programs.

We expect research and development spending to continue to increase over the next few years as we advance our proprietary products.

We have reclassified approximately $2.8 million and $5.5 million for the three-month and six-month periods ended June 30, 2004, respectively, from research and development expenses to general and administrative expenses. This reclassification included legal expenses related to our intellectual property portfolio and a portion of finance, information systems, and human resource expenses that were not clearly related to research and development and are required to be classified outside of research and development expenses under Statement Financial Accounting Standards No. 2, Accounting for Research and Development Costs.

General and Administrative Expenses (in thousands except percentages)

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Increase/ (Decrease) 2005 vs 2004	Percentage Increase/ (Decrease) 2005 vs 2004
General and administrative	$10,135	$8,072	$2,063	26%

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004	Increase/ (Decrease) 2005 vs 2004	Percentage Increase/ (Decrease) 2005 vs 2004
General and administrative	$19,245	$14,900	$4,345	29%

General and administrative expenses are associated with administrative staffing, business development, and marketing efforts. General and administrative expenses were approximately $10.1 million and approximately $8.1 million for the three-month periods ended June 30, 2005 and 2004, respectively. General and administrative expenses were approximately $19.2 million for the six-month period ended June 30, 2005 and approximately $14.9 million for the six-month period ended June 30, 2004. The increase for both the three-month and six-month periods was primarily due to increased outside legal and patent fees, increased compensation, and outside accounting fees.

We have reclassified approximately $2.8 million and $5.5 million for the three-month and six-month periods ended June 30, 2004, respectively, from research and development expenses to general and administrative expenses. This reclassification included legal expenses related to our intellectual property portfolio and a portion of finance, information systems, and human resource expenses that were not clearly related to research and development and are required to be classified outside of research and development expenses under Statement Financial Accounting Standards No. 2, Accounting for Research and Development Costs.

In addition, we reclassified approximately $0.2 million and $0.5 million for the three-month and six-month periods ended June 30, 2004 from general and administrative expenses to interest expense. This reclassification was made to record the amortization of debt issuance costs to interest expense as required under Accounting Principles Board No. 21, Interest on Receivables and Payables and EITF 86-15, Increasing-Rate Debt.

Amortization of Other Intangible Assets (in thousands except percentages)

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Increase/ (Decrease) 2005 vs 2004	Percentage Increase/ (Decrease) 2005 vs 2004
Amortization of other intangible assets	$981	$981	$—	—

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004	Increase/ (Decrease) 2005 vs 2004	Percentage Increase/ (Decrease) 2005 vs 2004
Amortization of other intangible assets	$1,963	$1,962	$1	—

The components of our other intangible assets at June 30, 2005, are as follows (in thousands, except for years):

	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Core technology	5	$8,100	$6,480	1,620
Developed product technology	5	2,900	2,320	580
Intellectual property	5-7	7,301	6,140	1,161
Supplier and customer relations	5	5,140	4,299	841

Total		$23,441	$19,239	4,202

Amortization expense related to other intangible assets totaled $1.1 million ($0.1 million included in cost of sales) for both of the three-month periods ended June 30, 2005 and 2004 and $2.2 million ($0.2 million included in cost of sales) for both the six-month periods ended June 30, 2005 and 2004. The following table presents expected future amortization expense for other intangible assets until they are fully amortized (in thousands):

Years Ending December 31,
Remainder of 2005	$2,253
2006	1,949

Total	$4,202

Loss on Debt Extinguishment (in thousands except percentages)

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Increase/ (Decrease) 2005 vs 2004	Percentage Increase/ (Decrease) 2005 vs 2004
Loss on debt extinguishment	$—	$—	$—	—

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004	Increase/ (Decrease) 2005 vs 2004	Percentage Increase/ (Decrease) 2005 vs 2004
Loss on debt extinguishment	$—	$(9,258)	$(9,258)	(100)%

During the six-month period ended June 30, 2004, we recognized a loss on debt extinguishment of approximately $9.3 million in connection with two privately negotiated transactions to convert our outstanding convertible subordinated notes into shares of our common stock. In January 2004, certain holders of our outstanding 3.5% convertible subordinated notes due October 2007 completed an exchange and cancellation of $9.0 million in aggregate principal amount of the notes for the issuance of 575,605 shares of our common stock in a privately negotiated transaction. In February 2004, certain holders of our outstanding 3% convertible subordinated notes due June 2010 converted approximately $36.0 million in aggregate principal amount of such notes for approximately 3.2 million shares of our common stock and a cash payment of approximately $3.1 million in the aggregate in privately negotiated transactions. As a result of these transactions, we recognized losses on debt extinguishment of approximately $7.8 million and $1.5 million, respectively, in accordance with SFAS No. 84, Induced Conversions of Convertible Debt.

Other Income (Expense) (in thousands except percentages)

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Increase/ (Decrease) 2005 vs 2004	Percentage Increase/ (Decrease) 2005 vs 2004
Other income (expense)	$(118)	$124	$(242)	(195)%

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004	Increase/ (Decrease) 2005 vs 2004	Percentage Increase/ (Decrease) 2005 vs 2004
Other income (expense)	$(1,403)	$431	$(1,834)	(426)%

Other expense was $1.4 million for the six-month period ended June 30, 2005 compared to other income of $0.4 million for the six-month period ended June 30, 2004. Effective January 11, 2005, Nektar and BMR-201 Industrial Road LLC (landlord), entered into an agreement to terminate our obligation in the Amended and Restated Built-To-Suit Lease dated August 17, 2004 related to 45,574 square feet of space located at our headquarters. In connection with the termination agreement, we have recorded other expense of approximately $1.1 million during the six-month period ended June 30, 2005. This amount represents the write-off the capital asset related to this space partially offset by a reduction in the present value of our liability related to this space. In addition, other income for the six-month period ended June 30, 2004 included $0.4 million of income related to our real estate partnership which was dissolved in September 2004.

Interest Income (in thousands except percentages)

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Increase/ (Decrease) 2005 vs 2004	Percentage Increase/ (Decrease) 2005 vs 2004
Interest income	$2,512	$1,608	$904	56%

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004	Increase/ (Decrease) 2005 vs 2004	Percentage Increase/ (Decrease) 2005 vs 2004
Interest income	$4,784	$2,854	$1,930	68%

Interest income was approximately $2.5 million for the three-month period ended June 30, 2005, as compared to approximately $1.6 million for the three-month period ended June 30, 2004. Interest income was approximately $4.8 million for the six-month period ended June 30, 2005, as compared to approximately $2.9 million for the six-month period ended June 30, 2004. The approximate increase in interest income for both the three-month and six-month periods ended June 30, 2005 was due to higher prevailing interest rates during 2005 compared to 2004.

Interest Expense (in thousands except percentages)

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Increase/ (Decrease) 2005 vs 2004	Percentage Increase/ (Decrease) 2005 vs 2004
Interest expense	$2,856	$2,987	$(131)	(4)%

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004	Increase/ (Decrease) 2005 vs 2004	Percentage Increase/ (Decrease) 2005 vs 2004
Interest expense	$5,916	$19,344	$(13,428)	(69)%

Interest expense is primarily related to our outstanding convertible subordinated notes and debentures and capital lease obligations. Interest expense was approximately $2.9 million for the three-month period ended June 30, 2005 which is consistent with the $3.0 million for the three-month period ended June 30, 2004.

Interest expense was approximately $5.9 million and approximately $19.3 million for the six-month periods ended June 30, 2005 and 2004, respectively. For the six-month period ended June 30, 2004, interest expense included a payment of approximately $12.7 million in interest made to certain holders of our outstanding 3.0% convertible subordinated notes due June 2010 which completed an exchange of $169.3 million in aggregate principal amount of the notes held by such holders for the issuance of approximately 14.9 million shares of our common stock.

We have reclassified approximately $0.2 million and $0.5 million for the three-month and six-month periods ended June 30, 2004 from general and administrative expenses to interest expense. This reclassification was made to record the amortization of debt issuance costs to interest expense as required under Accounting Principles Board No. 21, Interest on Receivables and Payables and EITF 86-15, Increasing-Rate Debt.

Benefit (Provision) for Income Taxes (in thousands except percentages)

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Increase/ (Decrease) 2005 vs 2004	Percentage Increase/ (Decrease) 2005 vs 2004
Benefit (provision) for income taxes	$—	$—	$—	—

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004	Increase/ (Decrease) 2005 vs 2004	Percentage Increase/ (Decrease) 2005 vs 2004
Benefit (provision) for income taxes	$—	$132	$(132)	(100)%

We recorded a provision of nil and $0.1 million for the six-month period ended June 30, 2005 and 2004, respectively relating entirely to state taxes on our Alabama subsidiary.

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

Liquidity and Capital Resources

We have financed our operations primarily through public and private placements of our debt and equity securities, revenue from development contracts, product sales and short-term research and feasibility agreements, financing of equipment acquisitions and tenant improvements, and interest income earned on our investments of cash. At June 30, 2005 we had cash, cash equivalents, and short-term investments of approximately $378.5 million.

At June 30, 2005 and December 31, 2004, we had outstanding letters of credit totaling $2.2 million in connection with arrangements with certain vendors, including our landlord, which are secured by investments in similar amounts.

Our operations used cash of $36.5 million for the six-month period ended June 30, 2005 as compared to cash used of $58.2 million for the six-month period ended June 30, 2004. During the six-month period ended June 30, 2005, cash used in operations was primarily due to a net loss of $53.5 million partially offset by depreciation and amortization of $12.3 million. During the six-month period ended June 30, 2004, cash used in operations was primarily due to a net loss of $62.2 million partially offset by depreciation and amortization of $9.2 million.

Cash provided by investing activities was $70.3 million for the six-month period ended June 30, 2005 as compared to cash used of $153.8 million for the six-month period ended June 30, 2004. Cash flows related to investing activities for the six-month periods ended June 30, 2005 and 2004 were affected primarily by the purchase, sale, and maturity of short-term investments. We purchased property and equipment of approximately $8.1 million and $14.0 million during the six-month periods ended June 30, 2005 and 2004, respectively. The decrease in purchased property and equipment of $6.0 million was primarily due to the expansion of our facility in Alabama, which was substantially completed during the year ended December 31, 2004.

Cash flows provided by financing activities were $4.6 million for the six-month period ended June 30, 2005 compared to cash provided of $202.7 million for the six-month period ended June 30, 2004. During the six-month period ended June 30, 2005 cash provided by financing activities was primarily due to cash received from exercises of employee stock options of $5.2 million. During the six-month period ended June 30, 2004, cash provided by financing activities was primarily due to the sale of 9.5 million shares of our common stock in March 2004 at a price of $20.71 per common share for proceeds of approximately $196.2 million, net of issuance costs. In addition, cash received from employee exercises of stock options totaled $7.6 million for the six-month period ended June 30, 2004.

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

In February 2004, certain holders of our outstanding 3% convertible subordinated notes due June 2010 converted approximately $36.0 million in aggregate principal amount of such notes into approximately 3.2 million shares of our common stock and a cash payment of approximately $3.1 million in the aggregate in privately negotiated transactions.

In January 2004, certain holders of our outstanding 3.5% convertible subordinated notes due October 2007 completed an exchange and cancellation of $9.0 million in aggregate principal amount of the notes for the issuance of approximately 0.6 million shares of our common stock in a privately negotiated transaction.

As a result of the transactions related to convertible subordinated debt during the year ended December 31, 2005, our total contractual obligation with regard to convertible subordinated debt has decreased from $360.0 million at December 31, 2003 to $173.9 million at June 30, 2005. All of our outstanding convertible subordinated debt as of June 30, 2005 will mature in 2007.

Given our current cash requirements, we forecast that we will have sufficient cash to meet our net operating expense requirements through at least the end of 2006. We plan to continue to invest in our growth and the need for cash will be dependent upon the timing of these investments. Our capital needs will depend on many factors, including continued progress in our research and development arrangements, progress with preclinical and clinical trials of our proprietary and partnered products, the time and costs involved in obtaining regulatory approvals, the costs of developing and scaling up manufacturing operations of our technologies, the timing and cost of our clinical and commercial production facilities, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, the need to acquire licenses to new technologies, and the status of competitive products. The entire outstanding balance of convertible subordinated debt as of June 30, 2005 of $173.9 million will mature in 2007. We are not likely to be able to satisfy this entire obligation through cash flow generated by our operations. To satisfy our long-term needs, we intend to seek additional funding, as necessary, from corporate partners and from the sale of securities. Because we are an early stage biotechnology company, we do not qualify to issue investment grade debt or have access to certain credit facilities. As a result, any financing we undertake will likely involve the issuance of equity, convertible debt instruments, or high-yield debt to fund our working capital. To date we have been primarily dependent upon equity and convertible debt financings for capital and have incurred substantial debt as a result of our issuances of subordinated notes and debentures that are convertible into our common stock. Our substantial debt, the market price of our securities, and the general economic climate, among other factors, could have material consequences for our financial position and could affect our sources of short-term and long-term funding. There can be no assurance that additional funds, if and when required, will be available to us on favorable terms, if at all.

Issuer Purchases of Equity Securities

There were no purchases of any class of our equity securities by us or any affiliate pursuant to any publicly announced repurchase plan in the three-month or six-month periods ended June 30, 2005.

Approval of Non-Audit Services

During the three-month and six-month periods ended June 30, 2005, the Audit Committee of the Board of Directors approved $70,000 and $101,000, respectively, in tax-related consultation and preparation services to be provided by Ernst & Young LLP, our independent registered public accounting firm.

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

We are developing with Pfizer an inhaleable version of insulin, Exubera®, for the treatment of Type 1 and Type 2 diabetes that will be administered using our Pulmonary Technology. Exubera® is currently in extended Phase III clinical trials. We currently depend on Pfizer as the source of a significant portion of our revenues. For the three-month periods ended June 30, 2005 and 2004, revenue from Pfizer accounted for approximately 67% and approximately 58% of our total revenue, respectively. For the six-month periods ended June 30, 2005 and 2004, revenue from Pfizer accounted for approximately 65% and approximately 59% of our total revenue, respectively. On March 2, 2005, Pfizer and Sanofi-Aventis jointly announced that the FDA had accepted the filing of an NDA for Exubera®. In March 2004, Pfizer and Sanofi-Aventis announced that the EMEA has accepted the filing of a marketing authorization application for Exubera®. There can be no assurance that Exubera® will be approved for marketing and/or commercial use in the U.S. or E.U. Among the factors that may delay the approval of the NDA, to market Exubera® in the U.S., the approval by the EMEA to market Exubera® in the E.U., or the commercial launch of Exubera® in the U.S. or the E.U., or that may impact a decision to proceed at all with respect to any of the foregoing, are the following:

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

In December 2004, Aventis, Pfizer’s partner with respect to the manufacture, co-development, and co-marketing of Exubera®, announced that its stockholders had approved all resolutions relating to the proposed merger with and into Sanofi As a consequence of the merger, the agreement by and between Pfizer and Sanofi-Aventis is being challenged and is the subject of litigation. Although we are not a party to this litigation, any disruption or delays to the Exubera® program could adversely affect the ability to market this product if and when it is approved for use, which would materially and adversely impact our business.

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

We may not be successful in conducting human clinical trials for products developed by our Proprietary Products Group.

Historically, we have engaged in drug development in partnership with larger pharmaceutical and biotechnology companies. Those companies typically have been responsible for designing and conducting human clinical trials and obtaining regulatory approvals. We have begun, and intend in the future, to develop certain drugs, including designing and conducting human clinical trials for such drugs, without the assistance of such pharmaceutical and biotechnology partners. We have limited experience in designing and conducting human clinical trials and obtaining regulatory approvals, and may not be successful in those endeavors.

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

There is a risk that we, or our partners, will not obtain regulatory approval (which in some countries includes pricing approval) for unapproved products on a timely basis, or at all. Unapproved products must undergo rigorous animal and human testing and an extensive FDA mandated or equivalent foreign authorities’ review process. This process generally takes a number of years and requires the expenditure of substantial resources. The time required for completing such testing and obtaining such approvals is uncertain. The FDA and other U.S. and foreign regulatory agencies also have substantial discretion to terminate clinical trials, require additional testing, delay or withhold registration and marketing approval, and mandate product withdrawals including recalls. Even though our partners have obtained regulatory approval for some of our products, these products and our manufacturing processes are subject to continued review by the FDA and other regulatory authorities. Even if we or our partners receive regulatory approval of a product, the approval may limit the indicated uses for which the product may be marketed. In addition, any marketed products and manufacturing facilities used in the manufacture of such products will be subject to continual review and periodic inspections. Later discovery from such review and inspection of previously unknown problems may result in restrictions on marketed products or on us, including withdrawal of such products from the market. The failure to obtain timely regulatory approval of products, any product marketing limitations, or a product withdrawal would negatively impact our revenues and results of operations.

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

We have filed patents applications (and we plan to file additional patent applications) covering, among other things, aspects of: (i) our Pulmonary Technology (in general and as it relates to specific molecules) including, without limitation, our powder processing technology, our powder formulation technology, and our inhalation device technology; (ii) our Advanced PEGylation Technology; and (iii) our Supercritical Fluid Technology. As of June 30, 2005, we owned 923 issued U.S. and foreign patents that cover various aspects of our technologies, and we have a number of patent applications pending.

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

Numerous pending and issued U.S. and foreign patent rights and other proprietary rights owned by third parties relate to pharmaceutical compositions and reagents, medical devices, and equipment and methods for preparation, packaging, and delivery of pharmaceutical compositions. We cannot predict with any certainty which, if any, patent references will be considered relevant to our technology by authorities in the various jurisdictions where such rights exist, nor can we predict with certainty which, if any, of these rights will or may be asserted against us by third parties. There can be no assurance that we can obtain a license to any technology that we determine we need on reasonable terms, if at all, or that we could develop or otherwise obtain alternate technology. The failure to obtain licenses if needed would have a material adverse effect on us.

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

Access, or our partners’ access, to drugs to be formulated using our various delivery technologies affects our ability to develop and commercialize our technologies. For our collaborative arrangements, we intend generally to rely on the ability of our partners to provide access to drugs that we formulate for pulmonary and other forms of delivery. There is a risk that our partners will not be able to provide access to such drugs. This situation is complex, and as such, the ability of any one company, including us, to commercialize a particular drug is unpredictable.

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

On Tuesday, July 12, 2005, a complaint was filed by The Board of Trustees of the University of Alabama (“UAH”) against Nektar Therapeutics AL, Corporation, and Nektar Therapeutics, Inc., (“Defendants”) in the United States District Court for the Northern District of Alabama. Among other things, the complaint alleges patent infringement, breach of contract license, violation of the Alabama Trade Secrets Act and unjust enrichment. Generally, the complaint alleges that Defendants’ refusal to pay royalties based upon UAH patented and licensed technology represents a breach of an exclusive license agreement between UAH and Nektar Therapeutics AL, Corporation (formerly Shearwater Corporation) and that Defendants have infringed and are infringing UAH’s patent. The complaint seeks certain monetary damages and other relief. The action is in a very early stage and we have not responded to the complaint.

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

As of June 30, 2005, we had approximately $173.9 million in long-term convertible subordinated notes and debentures, $20.5 million in non-current capital lease obligations, and $11.6 million in other long-term debt. Our substantial long-term indebtedness, which totaled $206.0 million as of June 30, 2005, has and will continue to impact us by:

•	making it more difficult to obtain additional financing; and

•	constraining our ability to react quickly in an unfavorable economic climate.

Currently we are not generating positive cash flow. Delay in the approval of Exubera®, or other adverse occurrences related to our product development efforts will adversely impact our ability to meet our obligations to repay the principal amounts on our convertible subordinated notes and debentures when due. In addition, if the market price of our common stock is below the related conversion price, the holders of the related outstanding convertible subordinated notes and debentures will not likely convert such securities to equity in accordance with their existing terms. If we are unable to satisfy our debt service requirements, substantial liquidity problems could result. As of June 30, 2005 we had cash, cash equivalents, and short-term investments valued at approximately $378.5 million. We expect to use a substantial portion of these assets to fund our on-going operations over the next few years. As of June 30, 2005, we had approximately $173.9 million outstanding convertible subordinated notes and debentures, all of which will mature in 2007. We do not expect to generate sufficient cash from operations to repay our convertible subordinated notes and debentures or satisfy any other of these obligations when they become due and anticipate that we will need to raise additional funds from the sale of equity or debt securities or otherwise restructure our obligations in order to do so. There can be no assurance that any such financing or restructuring will be available to us on commercially acceptable terms, if at all.

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

We have never had a profitable year and, through June 30, 2005, we have an accumulated deficit of approximately $770.2 million. We expect to continue to incur substantial and potentially increasing losses over at least the next few years as we expand our research and development efforts, testing activities and manufacturing operations, and as we further expand our late stage clinical and early commercial production facilities. Most of our potential products are in the early stages of development. Except for the approved products incorporating our Advanced PEGylation Technology, we have generated no revenues from product sales. Our revenues to date have consisted primarily of payments under short-term research and feasibility agreements and development contracts.

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

Our stock price is volatile. In the twelve-month period ending June 30, 2005, based on closing bid prices on The NASDAQ National Market, our stock price ranged from $9.69 to $20.46. We expect our stock price to remain volatile. A variety of factors may have a significant effect on the market price of our common stock, including:

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

There may be potential new accounting pronouncements or regulatory rulings, which may have an impact on our future financial position and results of operations. For example, in December 2004, the FASB issued an amendment to SFAS No. 123, Accounting For Stock-Based Compensation (“FAS 123R”). We will be required to implement FAS 123R beginning January 1, 2006. The cumulative effect of adoption, if any, applied on a modified prospective basis, would be measured and recognized on January 1, 2006. SFAS No. 123R would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25 (“APB 25”), and would instead require companies to recognize compensation expense using a fair-value based method for costs related to share-based payments including stock options and employee stock purchase plans. The adoption of SFAS No. 123R will materially and adversely impact our financial position and results of operations.

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

In particular, our efforts to comply with Section 404 of SOX and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment has required, and continues to require, the commitment of significant financial and managerial resources. Our management has determined, as of the year ended December 31, 2004, that we had a material weakness in our internal control over financial reporting and that our disclosure controls and procedures were not effective. Efforts to remedy these deficiencies may require significant additional financial and managerial resources. In addition, such deficiencies may result in a loss of investor confidence and may adversely affect the price of our common stock. We are searching for additional finance staff, including a Chief Financial Officer. This effort may be time-consuming, expensive, and ultimately not successful.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risks at June 30, 2005 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K/A, as amended, for the year ended December 31, 2004 on file with the Securities and Exchange Commission.

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

Changes in Internal Controls. We intend to continue to improve our financial statement close process in 2005 to address and attempt to remediate the material weakness disclosed in our Annual Report on Form 10-K/A, as amended, for the year ended December 31, 2004 by identifying, recruiting, and training personnel with the appropriate accounting skills. In addition, we plan to further enhance our technical accounting review process for non-routine and complex transactions by identifying and defining non-routine and complex transactions on a regular basis and by researching, identifying, analyzing, documenting, and reviewing applicable accounting principles. Other than as described above, there have been no changes in our internal control over financial reporting during the three-month period ended June 30, 2005 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

On July 12, 2005, a complaint was filed by The Board of Trustees of the University of Alabama (“UAH”) against Nektar Therapeutics AL, Corporation, and Nektar Therapeutics, Inc., (“Defendants”) in the United States District Court for the Northern District of Alabama. Among other things, the complaint alleges patent infringement, breach of contract license, violation of the Alabama Trade Secrets Act and unjust enrichment. Generally, the complaint alleges that Defendants’ refusal to pay royalties based upon UAH patented and licensed technology represents a breach of an exclusive license agreement between UAH and Nektar Therapeutics AL, Corporation (formerly Shearwater Corporation) and that Defendants have infringed and are infringing UAH’s patent. The complaint seeks certain monetary damages and other relief. The action is in a very early stage and we have not responded to the complaint. We intend to vigorously defend ourselves in this litigation.

On September 3, 2004, a purported securities class action complaint styled Norman Rhodes, et al. v. Nektar Therapeutics, Ajit Gill, J. Milton Harris, and Robert B Chess, Case No. C 04-03735 JSW, was filed in the United States District Court for the Northern District of California against the Company and certain of its current officers and directors. The complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 based on statements made between March 4, 2004 and August 4, 2004 (the “Class Period”)regarding Exubera®. On May 9, 2005, the plaintiff dismissed the complaint in its entirety without prejudice. The action is no longer pending.

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

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

A.	The annual meeting of the stockholders was held on June 2, 2005.

B.	The following matters were voted upon at the annual meeting:

1.	To elect the following directors to hold office until the 2007 annual meeting of stockholders:

Nominee	In Favor	Withheld
Michael A. Brown	58,516,719	14,636,648
Ajit S. Gill	59,835,647	13,317,720
Joseph J. Krivulka	59,872,081	13,281,286

In addition to the directors elected above, Robert B. Chess, Susan Wang, Roy A. Whitfield, Christopher A. Kuebler, Irwin Lerner, and John S. Patton, Ph.D. continued to serve as directors after the annual meeting.

2.	To ratify the selection by the audit committee of the board of directors of Ernst &Young LLP as our independent auditors for the fiscal year ending December 31, 2005.

For	Against	Abstain
71,107,895	2,011,263	34,209

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

By:	/s/ AJIT S. GILL
Ajit S. Gill
Chief Executive Officer, President and Director

Date:	August 5, 2005

By:	/s/ AJAY BANSAL
Ajay Bansal
Chief Financial Officer and Vice President, Finance and Administration

Date:	August 5, 2005

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