Form 10-Q
period 2005-09-30
NEKTAR THERAPEUTICS
filed 2005-11-07
CIK 906709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2005

or,

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule of the Exchange Act).    Yes  ☐    No  ☒

Applicable Only to Corporate Issuers

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 87,623,905 on October 31, 2005.

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

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share information)

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$357,217	$32,064
Short-term investments	263,111	386,676
Accounts receivable, net of allowance for doubtful accounts and sales returns of $212 and $43 at September 30, 2005 and December 31, 2004, respectively.	14,551	12,842
Inventory, net	13,152	10,691
Other current assets	10,178	12,266

Total current assets	658,209	454,539

Property and equipment, net	144,716	151,247
Goodwill	129,986	130,120
Other intangible assets, net	3,075	6,456
Deposits and other assets	10,924	2,559

Total assets	$946,910	$744,921

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,708	$7,141
Accrued expenses	14,550	15,065
Other accrued liabilities	992	15
Interest payable	1,364	2,010
Capital lease obligations - current	444	1,532
Deferred revenue	21,767	29,890

Total current liabilities	47,825	55,653

Convertible subordinated notes and debentures	417,653	173,949
Capital lease obligations - noncurrent	20,419	23,568
Other long-term liabilities	24,838	22,292
Accrued rent	2,071	2,117

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, 10,000 shares authorized
Series A, $0.0001 par value: 3,100 shares designated; no shares issued or outstanding at September 30, 2005 and December 31, 2004.	—	—
Convertible Series B, $0.0001 par value: 40 shares designated; 20 shares issued and outstanding at September 30, 2005 and December 31, 2004; Liquidation preference of $19,945 at September 30, 2005 and December 31, 2004.	—	—
Common stock, $0.0001 par value; 300,000 authorized; 87,608 shares and 84,572 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively.	9	8
Capital in excess of par value	1,232,718	1,187,575
Deferred compensation	(3,423)	(2,764)
Accumulated other comprehensive loss	(1,207)	(356)
Accumulated deficit	(793,993)	(717,121)

Total stockholders’ equity	434,104	467,342

Total liabilities and stockholders’ equity	$946,910	$744,921

The accompanying notes are an integral part of these condensed financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

(unaudited)

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2005	2004	2005	2004
Revenue:
Contract research revenue	$23,657	$23,556	$62,737	$67,167
Product sales and royalty revenue	8,450	4,990	20,313	15,737
Exubera® commercialization readiness revenue	4,247	—	10,348

Total revenue	36,354	28,546	93,398	82,904

Operating costs and expenses:
Cost of goods sold	6,125	4,477	16,813	13,746
Exubera® commercialization readiness costs	3,075	—	8,035	—
Research and development	38,591	34,534	109,321	99,476
General and administrative	10,948	7,382	30,193	22,281
Amortization of other intangible assets	982	981	2,945	2,944

Total operating costs and expenses	59,721	47,374	167,307	138,447

Loss from operations	(23,367)	(18,828)	(73,909)	(55,543)

Loss on extinguishment of debt	(303)	—	(303)	(9,258)
Other income (expense), net	(32)	(128)	(1,435)	303
Interest income	2,899	1,763	7,683	4,617
Interest expense	(2,992)	(3,259)	(8,908)	(22,603)

Loss before provision for income taxes	(23,795)	(20,452)	(76,872)	(82,484)

Provision for income taxes	—	—	—	(132)

Net loss	$(23,795)	$(20,452)	$(76,872)	$(82,616)

Basic and diluted net loss per share	$(0.28)	$(0.24)	$(0.90)	$(1.08)

Shares used in computing basic and diluted net loss per share	86,228	83,853	85,331	76,550

The accompanying notes are an integral part of these condensed financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine-Months ended September 30,
	2005	2004
Cash flows used in operating activities:
Net loss	$(76,872)	$(82,616)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	13,368	8,651
Amortization of other intangible assets	3,381	3,381
Amortization of debt issuance costs	624	739
Amortization of deferred compensation	1,380	918
Amortization of gain related to sale of building	(715)	—
Loss on termination of capital lease	1,137	—
Non-cash compensation for employee retirement plans	1,096	772
Non-cash compensation for employee severance	—	60
Stock-based compensation for services rendered	179	424
Gain on sale of assets	—	(133)
Loss on early extinguishment of debt	303	9,258
Increase in provision for doubtful accounts and sales returns reserve	169	51
Increase in inventory reserve	1,314	1,542
Changes in assets and liabilities:
Decrease (increase) in trade accounts receivable	(1,893)	459
Increase in inventories	(3,774)	(3,457)
Decrease (increase) in prepaids and other assets	1,894	(37)
Increase (decrease) in accounts payable	1,587	(3,117)
Increase (decrease) in accrued expenses	179	(3,829)
Decrease in interest payable	(646)	(209)
Decrease in deferred revenue	(4,536)	(2,649)
Decrease in other liabilities	(48)	(945)

Net cash used in operating activities	(61,873)	(70,737)

Cash flows from investing activities:
Purchases of short-term investments	(150,327)	(463,725)
Sales of short-term investments	88,950	130,377
Maturities of investments	184,885	170,990
Purchase of long-term investments	—	(28)
Sales of long-term investments	—	12,470
Purchases of property and equipment	(11,261)	(20,291)
Disposal of property and equipment	—	42
Proceeds from interest in partnership	—	22,450

Net cash provided by (used in) investing activities	112,247	(147,715)

Cash flows from financing activities:
Proceeds from debt and capital lease financing	—	3,666
Payments of loan and capital lease obligations	(1,722)	(9,377)
Proceeds from convertible subordinated notes	305,645	—
Repurchase of convertible subordinated notes	(70,964)	(376)
Issuance of common stock, net of issuance costs	31,563	196,412
Issuance of common stock related to employee stock purchase plan	1,239	1,284
Issuance of common stock related to employee stock option exercises	9,029	8,758

Net cash provided by financing activities	274,790	200,367

Effect of exchange rates on cash and cash equivalents	(11)	—

Net increase (decrease) in cash and cash equivalents	325,153	(18,085)

Cash and cash equivalents at beginning of period	32,064	44,446

Cash and cash equivalents at end of period	$357,217	$26,361

Non-cash Investing and Financing Activities
Conversion of debt into common stock	$—	$141,017

Deferred compensation related to the issuance of restricted stock units	$2,039	$3,902

The accompanying notes are an integral part of these condensed financial statements

NEKTAR THERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(unaudited)

Note 1—Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

Our Company was originally incorporated in California in 1990. We were reincorporated in Delaware in 1998. In January 2003, we changed our name from Inhale Therapeutic Systems, Inc. to Nektar Therapeutics.

Our business is to advance therapeutics through improved drug delivery. We operate in one business segment. We have three drug delivery technology platforms that are designed to improve the performance of molecules and drug delivery. These platforms are Nektar Advanced PEGylation Technology, Nektar Pulmonary Technology and Nektar Supercritical Fluid (“SCF”) Technology.

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

Restatement

Certain amounts reported in our Quarterly Reports on Form 10-Q for the three-month and nine-month periods ended September 30, 2004 have been restated to correct for certain misapplications of our accounting policies under U.S. GAAP.

Specifically, we have reclassified approximately $2.9 million and $8.4 million for the three-month and nine-month periods ended September 30, 2004, respectively, from research and development expenses to general and administrative expenses. This reclassification included legal expenses related to our intellectual property portfolio and a portion of finance, information systems, and human resource expenses that were not clearly related to research and development and are required to be classified outside of research and development expenses under Statement Financial Accounting Standards No. 2, Accounting for Research and Development Costs.

In addition, we reclassified approximately $0.2 million and $0.7 million for the three-month and nine-month periods ended September 30, 2004 from general and administrative expenses to interest expense. This reclassification was made to record the amortization of debt issuance costs to interest expense as required under Accounting Principles Board No. 21, Interest on Receivables and Payables and EITF 86-15, Increasing-Rate Debt.

These reclassifications did not result in any change to our cash position, revenue, or net loss during the three-month or nine-month periods ended September 30, 2004.

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

Principles of Consolidation

Our consolidated financial statements include the financial position and results of operations and cash flows of our wholly-owned subsidiaries: Nektar Therapeutics AL, Corporation (“Nektar AL), Nektar Therapeutics UK, Ltd. (“Nektar UK”), Inhale Therapeutic Systems Deutschland GmbH (“Inhale Germany”), and Nektar Therapeutics (India) Private Limited.

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

In March 2005, the SEC released Staff Accounting Bulletin (SAB) 107, “Share Based Payment” SAB 107 provides the SEC staff position regarding the application of SFAS No. 123R. SAB 107 contains interpretative guidance related to the interaction between SFAS No. 123R and certain SEC rules and regulations, as well as provides the Staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions. The Company is currently reviewing the effect of SAB 107 on its condensed consolidated financial statements as it prepares to adopt SFAS 123R.

In December 2004, the FASB released a revision to SFAS No. 123, Accounting for Stock-Based Compensation (“FAS 123R”). FAS 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. We will be required to adopt FAS 123R on January 1, 2006. When we adopt the new statement, we will have to recognize substantially more compensation expense. This is expected to have a material adverse impact on our financial position and results of operations. We are currently in the process of evaluating the effect of adopting FAS 123R.

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

At September 30, 2005, all short-term investments are designated as available-for-sale and are carried at fair value, with unrealized gains and losses reported in stockholders’ equity as accumulated other comprehensive income (loss). Short-term investments are adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities, if any, are included in other income (expense). The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

At September 30, 2005 and December 31, 2004, we had outstanding letters of credit arrangements totaling $2.2 million in connection with arrangements with certain vendors, including our landlord, which are secured by investments in similar amounts.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost is computed using standard cost, which approximates actual costs on a first-in, first-out basis.

Inventories consist of the following (in thousands):

	September 30, 2005	December 31, 2004
Raw material	$7,383	$4,848
Work-in-process	3,411	4,552
Finished goods	2,358	1,291

Total inventories	$13,152	$10,691

Goodwill

Goodwill is tested for impairment at the respective business unit level least annually, or on an interim basis if an event occurs or circumstances change that would more-likely-than-not reduce the fair value below our carrying value. During the three-month and nine-month periods ended September 30, 2005 and 2004, we recorded no impairment charges under SFAS No. 142, Goodwill and Other Intangible Assets, as no indicators of impairment were identified by management.

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

To limit our exposure to foreign currency exchange rate fluctuations with respect to British Pounds, we have periodically purchased British Pounds on the spot market and held them in a U.S. bank account. At September 30, 2005 and at December 31, 2004, we held British Pounds valued at approximately $1.4 and $8.4 million, respectively, using the exchange rate as of period end. Such amount is included in cash and cash equivalents on our balance sheet. During the three-month and nine-month periods ended September 30, 2005, a loss of approximately nil and $0.3 million resulting from revaluing British Pounds at the current exchange rate was included in other income (expense).

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

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2005	2004	2005	2004
Net loss, as reported	$(23,795)	$(20,452)	$(76,872)	$(82,616)
Change in net unrealized gains (losses) on available-for-sale securities	(169)	698	15	(1,552)
Net unrealized (gains) losses reclassified into earnings	—	(1)	—	(23)
Translation adjustment	(171)	(67)	(866)	230

Total comprehensive loss	$(24,135)	$(19,822)	$(77,723)	$(83,961)

The components of accumulated other comprehensive income is as follows (in thousands):

	September 30, 2005	December 31, 2004
Unrealized losses on available-for-sale securities	(1,841)	$(1,856)
Translation adjustment	634	1,500

Total accumulated other comprehensive loss	$(1,207)	$(356)

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

Pro forma information regarding net income and earnings per share required by SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, regarding the fair value for employee options was estimated at the date of grant using a Black-Scholes option valuation model with the following weighted-average assumptions:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2005	2004	2005	2004
Risk-free interest rate	4.01%	3.5%	3.79%	3.5%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility factor	0.70	0.68	0.73	0.62
Weighted average expected life	4.5 years	5 years	4.5 years	5 years

Pro forma information regarding net income and earnings per share required by SFAS 123, as amended by SFAS 148, regarding the fair value for employee stock purchase plan shares was estimated at the date of grant using a Black-Scholes valuation model with the following weighted-average assumptions:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2005	2004	2005	2004
Risk-free interest rate	2.95%	1.05%	2.40%	1.05%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility factor	0.44	0.49	0.65	0.49
Weighted average expected life	0.33	0.49	0.42	0.54

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

The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands, except per share information):

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2005	2004	2005	2004
Net loss, as reported	$(23,795)	$(20,452)	$(76,872)	$(82,616)
Add: stock-based employee compensation included in reported net loss	474	340	1,380	918
Deduct: total stock-based employee compensation expense determined under fair value methods for all awards	(5,943)	(8,606)	(20,313)	(23,322)

Net loss, pro forma	$(29,264)	$(28,718)	$(95,805)	$(105,020)

Net loss per share
Basic and diluted, as reported	$(0.28)	$(0.24)	$(0.90)	$(1.08)
Basic and diluted, pro forma	$(0.34)	$(0.34)	$(1.13)	$(1.37)

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

Product sales are derived primarily from cost-plus manufacturing and supply contracts for our PEG Reagents with individual customers in our industry. Sales terms for specific PEG Reagents are negotiated in advance. Revenues related to our product sales are recorded in accordance with the terms of the contracts. We provide for a general allowance for sales returns by reserving a percentage of product sales based on our recent experience with product returns. The allowance for sales returns was $0.2 million and nil as of September 30, 2005 and December 31, 2004, respectively.

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

We recorded a provision of $0.1 million for the nine-month period ended September 30, 2004 relating entirely to state taxes on our Alabama subsidiary. We did not record a provision for income taxes for the three-month or nine-month periods ended September 30, 2005 because our Alabama subsidiary had a net loss for both the three-month and nine-month periods ended September 30, 2005.

Net Loss Per Share

Basic net loss per share is calculated based on the weighted-average number of common shares outstanding during the periods presented, less the weighted-average shares outstanding which are subject to the Company’s right of repurchase.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2005	2004	2005	2004
Numerator:
Net loss	$(23,795)	$(20,452)	$(76,872)	$(82,616)

Denominator:
Weighted average number of common shares outstanding	86,228	83,853	85,331	76,550

Net loss per share – basic and diluted	$(0.28)	$(0.24)	$(0.90)	$(1.08)

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

	September 30, 2005	September 30, 2004
Warrants	21	56
Options and restricted stock units	16,779	17,410
Convertible preferred stock	1,023	875
Convertible debentures and notes	16,896	3,831

Total	34,719	22,172

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

Our research revenue is derived primarily from clients in the pharmaceutical and biotechnology industries. Revenue from Pfizer represented 71% and 59% of our total revenue for the three-month periods ended September 30, 2005 and 2004, respectively. Revenue from Pfizer represented 68% and 59% of our total revenue for the nine-month periods ended September 30, 2005 and 2004, respectively. Deferred revenue from Pfizer represented 59% and 76% of total deferred revenue as of September 30, 2005 and December 31, 2004, respectively. Product and royalty revenues are primarily derived from our Advanced PEGylation Technology relationships.

Our accounts receivable balance contains trade receivables from product sales and royalties, collaborative research agreements, and Exubera® commercialization readiness revenue. On September 30, 2005, three different customers represented 24%, 34%, and 18% of our accounts receivable, respectively. At December 31, 2004, four different customers represented 25%, 23%, 16%, and 10% of our accounts receivable, respectively.

We primarily receive contract research revenue from, and provide product sales to, customers located within the United States. Revenues are derived from customers in the following geographic areas (in thousands):

	Three Months Ended September		Nine Months Ended September
	2005	2004	2005	2004
Contract research revenue
United States	$22,250	$23,441	$59,421	$66,639
All other countries	1,407	115	3,316	528

Total contract research revenue	23,657	23,556	62,737	67,167

Product sales and royalty revenues
United States	5,149	2,199	12,913	8,664
European countries	2,421	2,706	5,652	5,677
All other countries	880	85	1,748	1,396

Total product sales	$8,450	$4,990	$20,313	$15,737

Exubera® commercialization readiness revenue
United States	$4,247	$—	$10,348	$—

Total revenue	$36,354	$28,546	$93,398	$82,904

Note 3 – Financial Instruments

As of September 30, 2005 and December 31, 2004, we held a portfolio of debt securities. Certain of these securities have a fair value less than their amortized cost. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and EITF 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, we have recorded the difference between the amortized cost and fair value as a component of accumulated other comprehensive income. Management has concluded that no impairment should be recognized related to these investments because the unrealized losses incurred to date are not considered other than temporary. Management has reached this conclusion based upon its intention to generally hold all debt investments with an unrealized loss until maturity at which point they are redeemed at full par value, a history of actually holding the majority of our investments to maturity, and our strategy of aligning the maturity of our debt investments to meet our cash flow needs. Therefore, we will, in most cases, have the ability to hold all of our debt investments to maturity.

We determine the fair value amounts by using available market information. As of September 30, 2005 and December 31, 2004, the average portfolio duration was approximately one year, and the contractual maturity of any single investment did not exceed twenty-four months with the exception of auction rate securities which we held only as of December 31, 2004. Investments with maturities greater than one year are classified as short-term when they represent investments of cash that are reasonably expected to be realized in cash and are available for use in current operations. Gross unrealized gains on available for sales securities were less than $0.1 million at September 30, 2005 and December 31, 2004. The gross unrealized losses on available for sale securities at September 30, 2005 and December 31, 2004 amounted to approximately $1.8 million and approximately $1.9 million, respectively. As of September 30, 2005, there were 65 securities that had been in a loss position for twelve months or more and which had a fair value $112.3 million and an unrealized loss of $0.8 million. As of December 31, 2004, there were 21 securities that had been in a loss position for twelve months or more and which had a fair value $31.4 million and an unrealized loss of $0.1 million.

The following is a summary of operating cash and available-for-sale securities as of September 30, 2005 (in thousands):

	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and Available-for-Sale Securities
Obligations of U.S. government agencies	$119,210	$—	$(838)	$118,372
U.S. corporate commercial paper	27,115	4	(12)	27,107
Obligations of U.S. state and local agencies	8,923	—	(7)	8,916
Obligations of U.S. corporations	129,864	—	(979)	128,885
Obligations of non U.S. corporations	2,970	—	(9)	2,961
Repurchase agreements	177,553	—	—	177,553
Cash and other debt securities	156,534	—	—	156,534

	$622,169	$4	$(1,845)	$620,328

Amounts included in cash and cash equivalents	$357,223	$4	$(10)	$357,217
Amounts included in short-term investments (less than one year to maturity)	192,680	—	(1,169)	191,511
Amounts included in short-term investments (one to two years to maturity)	72,266	—	(666)	71,600

	$622,169	$4	$(1,845)	$620,328

The following is a summary of operating cash and available-for-sale securities as of December 31, 2004 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and Available-for-Sale Securities
Obligations of U.S. government agencies	$164,883	$1	$(923)	$163,961
Obligations of U.S. state and local government agencies	1,150	—	—	1,150
Obligations of U.S. corporations	147,114	—	(918)	146,196
Obligations of non U.S. corporations	4,033	—	(16)	4,017
Repurchase agreements	14,200	—	—	14,200
Auction rate securities	72,350	—	—	72,350
Cash	16,866	—	—	16,866

Total Cash and Available-for-Sale Securities	$420,596	$1	$(1,857)	$418,740

Amounts included in cash and cash equivalents	$32,064	$—	$—	$32,064
Amounts included in short-term investments (less than one year to maturity)	212,586	—	(916)	211,670
Amounts included in short-term investments (one to two years to maturity)	103,596	1	(941)	102,656
Amounts included in short-term investments (more than 2 years to maturity)	72,350	—	—	72,350

Total Cash and Available-for-Sale Securities	$420,596	$1	$(1,857)	$418,740

Note 4 - Other Intangible Assets

The components of our other intangible assets at September 30, 2005, are as follows (in thousands, except for years):

	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Core technology	5	$8,100	$6,885	$1,215
Developed product technology	5	2,900	2,465	435
Intellectual property	5-7	7,301	6,460	841
Supplier and customer relations	5	5,140	4,556	584

Total		$23,441	$20,366	$3,075

Amortization expense related to other intangible assets totaled $1.1 million for both of the three-month periods ended September 30, 2005 and 2004 and $3.4 million for both the nine-month periods ended September 30, 2005 and 2004. The following table presents expected future amortization expense for other intangible assets until they are fully amortized (in thousands):

Years Ending December 31,
Remainder of 2005	$1,126
2006	1,949

Total	$3,075

Note 5 - Commitments and Contingencies

Legal Matters

On July 12, 2005, a complaint was filed by The Board of Trustees of the University of Alabama (“UAH”) against Nektar Therapeutics AL, Corporation, and Nektar Therapeutics (“Defendants”) in the United States District Court for the Northern District of Alabama. Among other things, the complaint alleges patent infringement, breach of contract license, violation of the Alabama Trade Secrets Act and unjust enrichment. Generally, the complaint alleges that Defendants’ refusal to pay royalties based upon UAH patented and licensed technology represents a breach of an exclusive license agreement between UAH and Nektar Therapeutics AL, Corporation (formerly Shearwater Corporation) and that Defendants have infringed and are infringing UAH’s patent. On August 3, 2005, UAH amended its complaint to add J. Milton Harris, a Nektar employee, as a party to the litigation, add certain additional claims, seek declaratory judgment on patents assigned to Defendants, and seek compensatory, treble and punitive damages, all in unspecified amounts. Defendants have served UAH with answers to the complaint denying any wrongdoing. Following submission of these answers to UAH, Defendants filed a counter-claim seeking a refund of patent royalties that Defendants allege were erroneously paid to UAH. The parties are currently in the process of scheduling the litigation calendar. The litigation is at too early a stage to make an assessment about the probability of the outcome in the case. We intend to vigorously defend ourselves in this litigation.

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

Letters of Credit

At September 30, 2005 and December 31, 2004, we had outstanding letters of credit totaling $2.2 million in connection with arrangements with certain vendors, including our landlord, which are secured by investments in similar amounts.

Director and Officer Indemnifications

As permitted under Delaware law, and as set forth in our Certificate of Incorporation and our Bylaws, we indemnify our directors, executive officers, other officers, employees, and other agents for certain events or occurrences that arose while in such capacity. The maximum potential amount of future payments we could be required to make under this indemnification is unlimited; however, we have insurance policies that may limit our exposure and may enable us to recover a portion of any future amounts paid. Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits, and other policy provisions, we believe any obligations under this indemnification are not material, other than an initial $500,000 per incident retention deductible per our insurance policy. However, no assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case we may incur substantial liabilities as a result of these indemnification obligations. Because the obligated amount of this agreement is not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheet as of September 30, 2005 or December 31, 2004.

Collaboration Agreements for Pulmonary Products

As part of our collaboration agreements with our partners for the development, manufacture, and supply of products based on our Pulmonary Technology, we generally agree to defend, indemnify, and hold harmless our partners from and against third party liabilities arising out of the agreement, including product liability and infringement of intellectual property. The term of these indemnification obligations is generally perpetual any time after execution of the agreement. There is no limitation on the potential amount of future payments we could be required to make under these indemnification obligations. We have never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. If any of our indemnification obligations is triggered, we may incur substantial liabilities. Because the obligated amount of this agreement is not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheet as of September 30, 2005 or December 31, 2004.

License, Manufacturing and Supply Agreements for Products Based on our Advanced PEGylation Technology

As part of our license, manufacturing, and supply agreements with our partners for the development and/or manufacture and supply of PEG reagents based on our Advanced PEGylation Technology, we generally agree to defend, indemnify, and hold harmless our partners from and against third party liabilities arising out of the agreement, including product liability and infringement of intellectual property. The term of these indemnification obligations is generally perpetual any time after execution of the agreement. There is no limitation on the potential amount of future payments we could be required to make under these indemnification obligations. We have never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. If any of our indemnification obligations is triggered, we may incur substantial liabilities. Because the obligated amount of this agreement is not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheet as of September 30, 2005 or December 31, 2004.

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

For the three-month period ended September 30, 2005 and 2004, we recognized expense related to these restricted stock unit grants of approximately $0.5 million and approximately $0.3 million, respectively. For the nine-month period ended September 30, 2005 and 2004, we recognized expense related to these restricted stock grants of approximately $1.4 million and approximately $0.9 million, respectively.

Note 7 – Stockholders Equity

Issuance of Common Stock

On August 15, 2005, we entered into a Common Stock Purchase Agreement with Mainfield Enterprises Inc. pursuant to which we sold approximately 1.9 million shares of our common stock at an average price of $16.95 per common share for proceeds of approximately $31.6 million, net of issuance costs.

Changes in Stockholders equity for the nine-months ended September 30, 2005

Beginning balance December 31, 2004		$467,342
Common stock issued upon exercise of stock options	$9,029
Common stock issued in secondary offering, net of issuance costs	31,563
Stock based compensation	1,544
Shares issued for employee stock purchase plan and retirement plans	2,334
Exercise of warrants	15
Other comprehensive income (loss)	(851)
Net income (loss)	(76,872)

		(33,238)

Stockholders equity September 30, 2005		$434,104

Note 8 – Convertible Subordinated Notes

Issuance of 3.25% convertible subordinated notes

In September 2005, we issued $315.0 million in aggregate principal amount of our 3.25% Convertible Subordinated Notes (the 3.25% Notes) due September 2012. Interest on the 3.25% notes is payable semiannually in arrears on March 28 and September 28 of each year. The 3.25% Notes are unsecured and subordinate in right to all our existing and future indebtedness. The notes are convertible at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion rate of 46.4727 shares per $1,000 principal amount of the 3.25% notes, which is equal to an initial conversion price of approximately $21.52. Beginning on September 28, 2008 we may redeem the 3.25% notes in whole or in part for cash at a redemption price equal to 100% of the principal amount of the 3.25% notes plus any accrued but unpaid interest if the closing price of the common stock has exceeded 150% of the conversion price of the 3.25% notes for at least 20 days in any consecutive 30 day trading period.

At any time prior to maturity, if a fundamental change as defined in the 3.25% subordinated debt indenture occurs, we may be required to pay a make-whole premium on notes converted in connection therewith by increasing the conversion rate applicable to the notes. The amount of the make-whole premium will be determined in accordance with a table showing the make-whole premium that would apply at various common stock prices and fundamental change effective dates.

Retirement of certain 3.5% and 5% convertible subordinated notes

In September 2005, we retired $25.4 million and $45.9 million aggregate principle amount of our outstanding 5% and 3.5% convertible subordinate notes due February 2007 and October 2007, respectively, in cash, in privately negotiated transactions. As a result of the transactions we recognized losses related to the early extinguishment of the 5% and 3.5% of approximately $0.3 million and nil, for the three month periods ended September 30, 2005 and 2004, respectively.

As a result of the transactions related to convertible subordinated debt during the quarter ended September 30, 2005 our total contractual obligation with regard to convertible subordinated debt has increased from $173.9 million at December 31, 2004 to $417.7 million at September 30, 2005.

The following summarizes our outstanding convertible subordinated debt as of September 2005:

Class	Maturity	Amount Outstanding	Conversion Price
5%	February 2007	$36.1 million	$38.36
3.5%	October 2007	$66.6 million	$50.46
3.25%	September 2012	$315.0 million	$21.52

Note 9 – Exubera® Commercialization Readiness and Costs

Exubera® commercialization readiness revenue represents reimbursement, by Pfizer, of certain agreed upon operating costs relating to our Exubera® drug powder manufacturing facilities in preparation for commercial production, plus a markup on such costs. Such reimbursable revenue will not necessarily equal actual costs incurred which are expensed as Exubera® commercialization readiness costs.

Note 10 – Loss on Termination of Capital Lease

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

Note 11 – Subsequent Events

Exubera – FDA Review Extension

On October 28, 2005, Pfizer and sanofi-aventis announced that the U.S. Food and Drug Administration notified the companies that it is extending its original review period for Exubera® by three months (approximately January 27, 2006) to review additional technical chemistry data.

Aerogen Acquisition

On October 20, 2005 the Company completed its acquisition of Aerogen, Inc. (Aerogen) pursuant to a definitive agreement and plan of merger dated August 12, 2005. Under the terms of the agreement we elected to pay cash for Aerogen, Inc. The purchase price consisted of cash paid of $32 million, plus expenses associated with the transaction and any liabilities incurred by the Company resulting from the transaction. The Company has engaged an independent valuation team to assist in determining the fair value of the respective Aerogen assets, and the allocation of the purchase price to those respective assets.

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

To fund the substantial expense related to our research and development activities, we have raised significant amounts of capital through the sale of our equity and convertible debt securities. As of September 30, 2005, we had approximately $417.7 million in long-term convertible subordinated notes, $20.4 million in non-current capital lease obligations, and $11.4 million in other long-term debt. Our ability to meet the repayment obligations of this debt is dependent upon our ability to develop successful products without significant delays. Even if we are successful in this regard, we may require additional capital to repay our debt obligations.

We do not expect that sales of our currently marketed products will be sufficient for us to achieve profitability. Our ability to achieve profitability is dependent on the approval of and successful marketing of products with significant markets, and for which we realize relatively higher royalties.

Recent Developments

On July 12, 2005, a complaint was filed by The Board of Trustees of the University of Alabama (“UAH”) against Nektar Therapeutics AL, Corporation, and Nektar Therapeutics (“Defendants”) in the United States District Court for the Northern District of Alabama. Among other things, the complaint alleges patent infringement, breach of contract license, violation of the Alabama Trade Secrets Act and unjust enrichment. Generally, the complaint alleges that Defendants’ refusal to pay royalties based upon UAH patented and licensed technology represents a breach of an exclusive license agreement between UAH and Nektar Therapeutics AL, Corporation (formerly Shearwater Corporation) and that Defendants have infringed and are infringing UAH’s patent. On August 3, 2005, UAH amended its complaint to add J. Milton Harris, a Nektar employee, as a party to the litigation, add certain additional claims, seek declaratory judgment on patents assigned to Defendants, and seek compensatory, treble and punitive damages, all in unspecified amounts. Defendants have served UAH with answers to the complaint denying any wrongdoing. Following submission of these answers to UAH, Defendants filed a counter-claim seeking a refund of patent royalties that Defendants allege were erroneously paid to UAH. The parties are currently in the process of scheduling the litigation calendar. The litigation is at too early a stage to make an assessment about the probability of the outcome in the case. We intend to vigorously defend ourselves in this litigation.

On September 8, 2005 a U.S. Food and Drug Administration (“FDA”) advisory committee panel recommended the approval of Exubera® (insulin[rDNA] powder for oral inhalation), for the treatment of adults with type 1 and type 2 diabetes. The FDA is not obligated to follow the recommendation of the advisory committee.

On September 29, 2005 we announced an agreement with subsidiaries of Baxter International Inc. to develop PEGylated therapeutic forms of blood clotting proteins for patients with hemophilia, in order to reduce the frequency of injections required to treat blood clotting disorders such as hemophilia A. Baxter will be responsible for the development and commercialization of products and we will be responsible for the technology development used in the products including the provision of clinical and commercial PEG reagents. Under the terms of the agreement, we will receive milestone payments, funding of R&D, and manufacturing revenues during research, clinical development, and commercialization. In addition, we will receive royalties on end product sales.

On September 29, 2005 we announced that we are developing an inhaled amphotericin B product for preventing fatal pulmonary fungal infections in immunosuppressed patients to reduce the incidence, morbidity, mortality and high cost of treating these infections. Using a small proprietary pocket size product, we have conducted two Phase I trials and have long-term toxicity studies underway to support the planned pivotal trials.

On September 29, 2005 we also announced that we are developing Inhaled ICU antibiotics for the prevention of ventilator-associated pneumonia (VAP) in the intensive care unit. VAP is a form of hospital-acquired, or nosocomial pneumonia, occurring in patients on mechanical ventilators. Our novel drug-device system uses a nebulizer and proprietary adapter technology, along with a unique formulation of liquid antibiotics, to target the lungs directly with preventative doses of medicine in a ventilated patient. The product is designed to work with a full range of ventilator types and settings making it easy-to-use for hospital practitioners. A proof-of- principle study sponsored by us demonstrated that aerosolized antibiotics reduces the persistence of VAP after its onset by approximately half as compared to placebo. We expect to initiate a Phase II dose confirmation study in mid-2006.

On October 5, 2005 we announced the initiation of clinical testing in the Phase III program evaluating tobramycin inhalation powder (TIP), an investigational inhaled antibiotic being developed in collaboration with Chiron. The TIP Phase III program includes two clinical trials and will evaluate the efficacy and safety of TIP in the treatment of lung infections caused by Pseudomonas aeruginosa in patients living with cystic fibrosis (CF). The first trial, called ASPIRE I, is currently underway.

On October 13, 2005 the Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Evaluation Agency (EMEA) recommended approval of Exubera® (insulin human), for the treatment of type 1 and type 2 diabetes. The proposed therapeutic indication for Exubera is for the treatment of adult patients with type 2 diabetes mellitus not adequately controlled with oral antidiabetic agents and requiring insulin therapy; and for the treatment of adult patients with type 1 diabetes mellitus, in addition to long or intermediate acting subcutaneous insulin, for whom the potential benefits of adding inhaled insulin outweigh the potential safety concerns.

On October 20, 2005 the Company completed its acquisition of Aerogen, Inc. (Aerogen) pursuant to a definitive agreement and plan of merger dated August 12, 2005. Under the terms of the agreement we elected to pay cash for Aerogen. The total purchase price for the transaction will consist of cash of $32 million, plus expenses associated with the transaction and any liabilities incurred by us resulting from the transaction. We believe that the acquisition of Aerogen will broaden our pulmonary technology base and strengthen capabilities for treatment in the acute care setting. We expect the valuation to be completed in November 2005, and that a significant portion of the purchase price will be assigned to in process research and development and other intangible assets. We anticipate that a substantial amount of the in process research and development and other intangibles assigned to the purchase prices will be expensed in the period ending December 31, 2005.

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

In March 2005, the SEC released Staff Accounting Bulletin (SAB) 107, “Share Based Payment” SAB 107 provides the SEC staff position regarding the application of SFAS No. 123R. SAB 107 contains interpretative guidance related to the interaction between SFAS No. 123R and certain SEC rules and regulations, as well as provides the Staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions. We are currently reviewing the effect of SAB 107 on our condensed consolidated financial statements as it prepares to adopt SFAS 123R.

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

Restatement

Certain amounts reported in our Quarterly Reports on Form 10-Q for the three-month and nine-month periods ended September 30, 2004 have been restated to correct for certain misapplications of our accounting policies under U.S. GAAP.

Specifically, we have reclassified approximately $2.9 million and $8.4 million for the three-month and nine-month periods ended September 30, 2004, respectively, from research and development expenses to general and administrative expenses. This reclassification included legal expenses related to our intellectual property portfolio and a portion of finance, information systems, and human resource expenses that were not clearly related to research and development and are required to be classified outside of research and development expenses under Statement Financial Accounting Standards No. 2, Accounting for Research and Development Costs.

In addition, we reclassified approximately $0.2 million and $0.7 million for the three-month and nine-month periods ended September 30, 2004 from general and administrative expenses to interest expense. This reclassification was made to record the amortization of debt issuance costs to interest expense as required under Accounting Principles Board No. 21, Interest on Receivables and Payables and EITF 86-15, Increasing-Rate Debt.

These reclassifications did not result in any change to our cash position, revenue, or net loss during the three-month or nine-month periods ended September 30, 2004.

Results of Operations

Three-Month and Nine-Month Periods Ended September 30, 2005 and 2004:

Revenue (in thousands except percentages)

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Increase/ Decrease 2005 vs 2004	Increase/ Decrease 2005 vs 2004
Contract revenue	$23,657	$23,556	$101	0%
Product and royalty revenue	8,450	4,990	3,460	69%
Exubera® commercialization readiness revenue	4,247	—	4,247	N/A

Total revenue	$36,354	$28,546	$7,808	27%

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004	Increase/ Decrease 2005 vs 2004	Percentage Increase/ Decrease 2005 vs 2004
Contract revenue	$62,737	$67,167	$(4,430)	(7)%
Product and royalty revenue	20,313	15,737	4,576	29%
Exubera® commercialization readiness revenue	10,348	—	10,348	N/A

Total revenue	$93,398	$82,904	$10,494	13%

Contract research revenue includes reimbursed research and development expenses as well as the amortization of deferred up-front signing and milestone payments received from our collaborative partners. Contract revenues are expected to fluctuate from year to year, and future contract revenue is difficult to predict accurately. The level of contract revenues depends in part upon future success in obtaining feasibility studies, the continuation of existing collaborations, and achievement of milestones under current and future agreements. Contract research revenue for the three-month period ended September 30, 2005 was approximately $23.7 million compared to $23.6 million for the three-month period ended September 30, 2004. Contract research revenue for the nine-month period ended September 30, 2005, was approximately $62.7 million compared to approximately $67.2 million for the nine-month period ended September 30, 2004, The decrease in contract research revenue for the nine-month period ended September 30, 2005 was primarily due to reduced contract research revenue related to Exubera®. In addition, during the nine month period ended September 30, 2004, we recognized $2.1 million in revenue from a one-time payment related to Aventis’ termination of a collaboration with us.

Product pricing is generally determined on a cost plus basis and is dependent on the manufacturing agreement specific to each partner. Product and royalty revenue for the three-month period ended September 30, 2005 was approximately $8.5 million compared to approximately $5.0 million for the three-month period ended September 30, 2004, reflecting an increase of approximately $3.5 million or 69%. The increase was primarily due to increased product revenue of $1.6 million and increased royalty revenue of $1.9 million. Product and royalty revenue for the nine-month period ended September 30, 2005, was approximately $20.3 million compared to approximately $15.7 million for the nine-month period ended September 30, 2004. The 29% increase was primarily due to increased product revenue of $1.8 and increased royalty revenue of $2.8 million.

Exubera® commercialization readiness revenue represents reimbursement, by Pfizer, of certain agreed upon operating costs relating to our Exubera® drug powder manufacturing facilities in preparation for commercial production, plus a markup on such costs. Such reimbursable revenue will not necessarily equal actual costs incurred and expensed as Exubera® commercialization readiness costs.

Cost of Goods Sold (in thousands except percentages)

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Increase/ Decrease 2005 vs 2004	Increase/ Decrease 2005 vs 2004
Cost of goods sold	$6,125	$4,477	$1,648	37%
Product and royalty gross margin	$2,325	$513	$1,812	353%

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004	Increase/ Decrease 2005 vs 2004	Percentage Increase/ Decrease 2005 vs 2004
Cost of goods sold	$16,813	$13,746	$3,067	22%
Product and royalty gross margin	$3,500	$1,991	$1,509	76%

Cost of goods sold is associated with product sales and royalties and was approximately $6.1 million for the three-month period ended September 30, 2005 based on product and royalty revenue of approximately $8.5 million, representing a gross margin of approximately 28%. Cost of goods sold for the three-month period ended September 30, 2004 was approximately $4.5 million based on product and royalty revenue of approximately $5.0 million, representing a gross margin of approximately 10%. The increase in gross margins is primarily due to increased royalty revenues which yield incrementally greater gross margins.

Cost of goods sold was approximately $16.8 million for the nine-month period ended September 30, 2005 based on product and royalty revenue of approximately $20.3 million, representing a gross margin of approximately 17%. Cost of goods sold for the nine-month period ended September 30, 2004 was approximately $13.7 million based on product and royalty revenue of approximately $15.7 million, representing a gross margin of approximately 13%. The increase in gross margins is primarily due to increased royalty revenues which yield incrementally greater gross margins.

Exubera® commercialization readiness costs (in thousands except percentages)

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Increase/ Decrease 2005 vs 2004	Percentage Increase/ Decrease 2005 vs 2004
Exubera® commercialization readiness costs	$3,075	$—	$3,075	N/A

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004	Increase/ Decrease 2005 vs 2004	Percentage Increase/ Decrease 2005 vs 2004
Exubera® commercialization readiness costs	$8,035	$—	$8,035	N/A

Exubera® commercialization readiness costs are start-up manufacturing costs we have incurred in our Exubera® drug powder manufacturing facility in preparation for commercial production for the three-month and nine-month periods ended September 30, 2005.

Research and Development Expenses (in thousands except percentages)

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Increase/ Decrease 2005 vs 2004	Percentage Increase/ Decrease 2005 vs 2004
Research and development	$38,591	$34,534	$4,057	12%

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004	Increase/ Decrease 2005 vs 2004	Percentage Increase/ Decrease 2005 vs 2004
Research and development	$109,321	$99,476	$9,845	10%

We expense all research and development expenses as they are incurred. Research and development expenses are associated with three general categories: (i) collaborative agreements under which a portion of spending is reimbursed by our partners; (ii) spending attributed to internally funded programs; and (iii) infrastructure costs.

Research and development expenses were approximately $38.6 million and approximately $34.5 million for the three-month periods ended September 30, 2005 and 2004, respectively. Research and development expenses were approximately $109.3 million and approximately $99.5 million for the nine-month periods ended September 30, 2005 and 2004, respectively. The increase for the three-month period ended September 30, 2005 was primarily due to annual salary increases and increased expenses related to validation testing of our Exubera drug delivery device and outside services related to our proprietary programs. The increase for the nine-month period ended September 30, 2005 was primarily due to annual salary increases, a one time expense of $1.4 million associated with the buy-out of our potential future royalty and milestone obligations with a partner, increased expenses related to validation testing of our Exubera drug delivery device and outside services related to our proprietary programs.

We expect research and development spending to continue to increase over the next few years as we advance our proprietary products.

We have reclassified approximately $2.9 million and $8.4 million for the three-month and nine-month periods ended September 30, 2004, respectively, from research and development expenses to general and administrative expenses. This reclassification included legal expenses related to our intellectual property portfolio and a portion of finance, information systems, and human resource expenses that were not clearly related to research and development and are required to be classified outside of research and development expenses under Statement Financial Accounting Standards No. 2, Accounting for Research and Development Costs.

General and Administrative Expenses (in thousands except percentages)

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Increase/ Decrease 2005 vs 2004	Percentage Increase/ Decrease 2005 vs 2004
General and administrative	$10,948	$7,382	$3,566	48%

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004	Increase/ Decrease 2005 vs 2004	Percentage Increase/ Decrease 2005 vs 2004
General and administrative	$30,193	$22,281	$7,912	36%

General and administrative expenses are associated with administrative staffing, business development, and marketing efforts. General and administrative expenses were approximately $10.9 million and approximately $7.4 million for the three-month periods ended September 30, 2005 and 2004, respectively. General and administrative expenses were approximately $30.2 million for the nine-month period ended September 30, 2005 and approximately $22.3 million for the nine-month period ended September 30, 2004. The increase for both the three-month and nine-month periods was primarily due to increased outside legal and patent fees, increased compensation, and outside accounting fees.

We have reclassified approximately $2.9 million and $8.4 million for the three-month and nine-month periods ended September 30, 2004, respectively, from research and development expenses to general and administrative expenses. This reclassification included legal expenses related to our intellectual property portfolio and a portion of finance, information systems, and human resource expenses that were not clearly related to research and development and are required to be classified outside of research and development expenses under Statement Financial Accounting Standards No. 2, Accounting for Research and Development Costs.

In addition, we reclassified approximately $0.2 million and $0.7 million for the three-month and nine-month periods ended September 30, 2004 from general and administrative expenses to interest expense. This reclassification was made to record the amortization of debt issuance costs to interest expense as required under Accounting Principles Board No. 21, Interest on Receivables and Payables and EITF 86-15, Increasing-Rate Debt.

Amortization of Other Intangible Assets (in thousands except percentages)

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Increase/ Decrease 2005 vs 2004	Percentage Increase/ Decrease 2005 vs 2004
Amortization of other intangible assets	$982	$981	$1	0%

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004	Increase/ Decrease 2005 vs 2004	Percentage Increase/ Decrease 2005 vs 2004
Amortization of other intangible assets	$2,945	$2,944	$1	0%

The components of our other intangible assets at September 30, 2005, are as follows (in thousands, except for years):

	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Core technology	5	$8,100	$6,885	$1,215
Developed product technology	5	2,900	2,465	435
Intellectual property	5-7	7,301	6,460	841
Supplier and customer relations	5	5,140	4,556	584

Total		$23,441	$20,366	$3,075

Amortization expense related to other intangible assets totaled $1.1 million ($0.1 million included in cost of sales) for both of the three-month periods ended September 30, 2005 and 2004 and $3.4 million ($0.4 million included in cost of sales) for both the nine-month periods ended September 30, 2005 and 2004. The following table presents expected future amortization expense for other intangible assets until they are fully amortized (in thousands):

Years Ending December 31,
Remainder of 2005	$1,126
2006	1,949

Total	$3,075

Loss on Debt Extinguishment (in thousands except percentages)

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Increase/ Decrease 2005 vs 2004	Percentage Increase/ Decrease 2005 vs 2004
Loss on debt extinguishment	$(303)	$—	$(303)	—

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004	Increase/ Decrease 2005 vs 2004	Percentage Increase/ Decrease 2005 vs 2004
Loss on debt extinguishment	$(303)	$(9,258)	$8,955	(97)%

During the three-month period ended September 30, 2005, we recognized a loss on debt extinguishment of approximately $0.3 million in connection with the retirement of $25.4 million and $45.9 million aggregate principle amount of our outstanding 5% and 3.5% convertible subordinate notes due February 2007 and October 2007, respectively, in cash, in privately negotiated transactions. As a result of the debt retirement we wrote off approximately $0.1 million and $0.5 million of capitalized debt issuance costs related the 5% and 3.5% convertible subordinated notes, respectively. Prior to the retirement we had outstanding principle balances of $61.4 million and $112.5 million of our 5% and 3.5% convertible subordinated notes, respectively. Our outstanding obligation at September 30, 2005 was $36.1 million for the 5% notes, and $66.6 million for 3.5% notes.

During the nine-month period ended September 30, 2004, we recognized a loss on debt extinguishment of approximately $9.3 million in connection with two privately negotiated transactions to convert our outstanding convertible subordinated notes into shares of our common stock. In January 2004, certain holders of our outstanding 3.5% convertible subordinated notes due October 2007 completed an exchange and cancellation of $9.0 million in aggregate principal amount of the notes for the issuance of 575,605 shares of our common stock in a privately negotiated transaction. In February 2004, certain holders of our outstanding 3% convertible subordinated notes due June 2010 converted approximately $36.0 million in aggregate principal amount of such notes for approximately 3.2 million shares of our common stock and a cash payment of approximately $3.1 million in the aggregate in privately negotiated transactions. As a result of these transactions, we recognized losses on debt extinguishment of approximately $7.8 million and $1.5 million, respectively, in accordance with SFAS No. 84, Induced Conversions of Convertible Debt.

Other Income (Expense) (in thousands except percentages)

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Increase/ Decrease 2005 vs 2004	Percentage Increase/ Decrease 2005 vs 2004
Other income (expense)	$(32)	$(128)	$96	(75)%

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004	Increase/ Decrease 2005 vs 2004	Percentage Increase/ Decrease 2005 vs 2004
Other income (expense)	$(1,435)	$303	$(1,738)	(574)%

Other expense was approximately nil and $0.1 million for the three month periods ended September 30, 2005 and 2004, respectively. Other income and expense for the three month periods ended September 30, 2005 and 2004 includes gains and losses from our marketable securities and transactions denominated in foreign currencies of less than $0.1 million. Other expense for the three month period ended September 30, 2004 includes one time charges of less than $0.1 million related to the termination of a building lease, partially offset by a gain from the termination of a real estate partnership in the like amount.

Other expense was $1.4 million for the nine-month period ended September 30, 2005 compared to other income of $0.3 million for the nine-month period ended September 30, 2004. Effective January 11, 2005, Nektar and BMR-201 Industrial Road LLC (landlord), entered into an agreement to terminate our obligation in the Amended and Restated Built-To-Suit Lease dated August 17, 2004 related to 45,574 square feet of space located at our headquarters. In connection with the termination agreement, we have recorded other expense of approximately $1.1 million during the nine-month period ended September 30, 2005. This amount represents the write-off the capital asset related to this space partially offset by a reduction in the present value of our liability related to this space. In addition, other income for the nine-month period ended September 30, 2004 included $0.7 million of income related to our real estate partnership which was dissolved in September 2004.

Interest Income (in thousands except percentages)

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Increase/ Decrease 2005 vs 2004	Percentage Increase/ Decrease 2005 vs 2004
Interest income	$2,899	$1,763	$1,136	64%

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004	Increase/ Decrease 2005 vs 2004	Percentage Increase/ Decrease 2005 vs 2004
Interest income	$7,683	$4,617	$3,066	66%

Interest income was approximately $2.9 million for the three-month period ended September 30, 2005, as compared to approximately $1.8 million for the three-month period ended September 30, 2004. Interest income was approximately $7.7 million for the nine-month period ended September 30, 2005, as compared to approximately $4.6 million for the nine-month period ended September 30, 2004. The increase in interest income for both the three-month and nine-month periods ended September 30, 2005 was primarily due to increases in average daily cash balances as a result of net proceeds of approximately $31.6 million and $196.4 million from the sale of common stock received in August 2005 and September 2004, respectively. In addition, there were higher prevailing interest rates during 2005 compared to 2004.

Interest Expense (in thousands except percentages)

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Increase/ Decrease 2005 vs 2004	Percentage Increase/ Decrease 2005 vs 2004
Interest expense	$(2,992)	$(3,259)	$267	(8)%

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004	Increase/ Decrease 2005 vs 2004	Percentage Increase/ Decrease 2005 vs 2004
Interest expense	$(8,908)	$(22,603)	$13,695	(61)%

Interest expense is primarily related to our outstanding convertible subordinated notes and capital lease obligations. Interest expense was approximately $3.0 million for the three-month period ended September 30, 2005 and $3.3 million for the three-month period ended September 30, 2004. The decrease is primarily due to reductions of our capital lease obligations for the quarter ended September 30, 2005.

Interest expense was approximately $8.9 million and approximately $22.6 million for the nine-month periods ended September 30, 2005 and 2004, respectively. For the nine-month period ended September 30, 2004, interest expense included a payment of approximately $12.7 million in interest made to certain holders of our outstanding 3.0% convertible subordinated notes due June 2010 which completed an exchange of $169.3 million in aggregate principal amount of the notes held by such holders for the issuance of approximately 14.9 million shares of our common stock. The remaining decrease of $0.9 million in the nine-month period ended September 30, 2005 is primarily due to reductions in our capital lease obligations.

We expect interest expense to increase in future periods as a result of our $315.0 million convertible subordinated notes issued in September 2005. We have reclassified approximately $0.2 million and $0.7 million for the three-month and nine-month periods ended September 30, 2004 from general and administrative expenses to interest expense. This reclassification was made to record the amortization of debt issuance costs to interest expense as required under Accounting Principles Board No. 21, Interest on Receivables and Payables and EITF 86-15, Increasing-Rate Debt.

Benefit (Provision) for Income Taxes (in thousands except percentages)

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Increase/ Decrease 2005 vs 2004	Percentage Increase/ Decrease 2005 vs 2004
Benefit (provision) for income taxes	$—	$—	$—	N/A

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004	Increase/ Decrease 2005 vs 2004	Percentage Increase/ Decrease 2005 vs 2004
Benefit (provision) for income taxes	$—	$(132)	$132	N/A

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

Liquidity and Capital Resources

We have financed our operations primarily through public and private placements of our debt and equity securities, revenue from development contracts, product sales and short-term research and feasibility agreements, financing of equipment acquisitions and tenant improvements, and interest income earned on our investments of cash. At September 30, 2005 we had cash, cash equivalents, and short-term investments of approximately $620.3 million.

At September 30, 2005 and December 31, 2004, we had outstanding letters of credit totaling $2.2 million in connection with arrangements with certain vendors, including our landlord, which are secured by investments in similar amounts.

Our operations used cash of $61.9 million for the nine-month period ended September 30, 2005 as compared to cash used of $70.7 million for the nine-month period ended September 30, 2004. During the nine-month period ended September 30, 2005, cash used in operations was primarily due to a net loss of $76.9 million partially offset by depreciation and amortization of $18.8 million. During the nine-month period ended September 30, 2004, cash used in operations was primarily due to a net loss of $82.6 million partially offset by depreciation and amortization of $13.7 million.

Cash provided by investing activities was $112.2 million for the nine-month period ended September 30, 2005 as compared to cash used of $147.7 million for the nine-month period ended September 30, 2004. Purchases, sales and maturities of short term investments, net, for the nine-month period ended September 30, 2005 provided approximately $123.4 million, compared to the nine-month period ended September 30, 2004 in which we used $162.4 million. We purchased property and equipment of approximately $11.3 million and $20.3 million during the nine-month periods ended September 30, 2005 and 2004, respectively. The decrease in purchased property and equipment of $9.0 million was primarily due to the expansion of our facility in Alabama, which was substantially completed during the year ended December 31, 2004. In the nine-month period ended September 30, 2004 we received a one time distribution from the termination of a partnership which provided $22.5 million.

Cash flows provided by financing activities were $274.8 million for the nine-month period ended September 30, 2005 compared to cash provided of $200.4 million for the nine-month period ended September 30, 2004. During the nine-month period ended September 30, 2005 cash provided by financing activities was primarily due to the sale of approximately 1.9 million shares of our common stock in August and September 2005 at an average price of $16.95 per common share for proceeds of approximately $31.6 million, net of issuance costs, and net proceeds of $305.6 million from the sale of our 3.25% convertible subordinated notes in September 2005. During the nine-month period ended September 30, 2005, we used approximately $25.5 million and $45.5 million to retire a portion of our outstanding 5% and 3.25% convertible subordinated notes, respectively. During the nine-month period ended September 30, 2004, cash provided by financing activities was primarily due to the sale of 9.5 million shares of our common stock in March 2004 at a price of $20.71 per common share for proceeds of approximately $196.4 million, net of issuance costs. In addition, cash received from employee exercises of stock options totaled $9.0 million and $8.8 million for the nine-month periods ended September 30, 2005 and 2004, respectively. Cash used to pay down loans and capital lease obligations was $1.7 million and $9.4 million in the nine-month periods ended September 30, 2005 and 2004 respectively.

In August 2005, we entered into a Common Stock Purchase Agreement with an institutional investor in which we sold approximately 1.9 million shares of our common stock at an average price of $16.95 per common share for proceeds of approximately $31.6 million, net of issuance costs. The proceeds were used to acquire Aerogen, Inc.

In September 2005, we completed the sale of $315.0 million aggregate principle amount of our 3.25% convertible subordinated notes due 2012. The associated costs of the financing was approximately $9.4 million. The notes bear interest at a rate of 3.25% per annum and will be converted into shares of our common stock at an initial conversion rate of 46.4727 per $1000 principle amount of notes which is equivalent to an initial conversion price of approximately $21.52 per share.

In September 2005, the Company used cash of $71.0 million to retire $25.4 million and $45.9 million aggregate principle amount of our outstanding 5% and 3.5% convertible subordinated notes due February 2007 and October 2007, in privately negotiated transactions. We recorded a loss on the early extinguishment of debt in the nine month period ended September 30, 2005 of approximately $0.3 million.

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

As a result of the transactions related to convertible subordinated debt during the nine-month period ended September 30, 2005, our total contractual obligation with regard to convertible subordinated debt has increased from $173.9 million at December 31, 2004 to $417.7 million at September 30, 2005. Aggregate principal amount of $102.7 million and $315.0 million of our outstanding convertible subordinated debt as of September 30, 2005 will mature in 2007 and 2012, respectively.

The following summarizes our outstanding convertible subordinated debt as of September 2005:

Class	Maturity	Amount Outstanding	Conversion Price
5%	February 2007	$36.1 million	$38.36
3.5%	October 2007	$66.6 million	$50.46
3.25%	September 2012	$315.0 million	$21.52

Given our current cash requirements, we forecast that we will have sufficient cash to meet our net operating expense requirements through at least the end of 2007. We plan to continue to invest in our growth and the need for cash will be dependent upon the timing of these investments. Our capital needs will depend on many factors, including continued progress in our research and development arrangements, progress with preclinical and clinical trials of our proprietary and partnered products, the time and costs involved in obtaining regulatory approvals, the costs of developing and scaling up manufacturing operations of our technologies, the timing and cost of our clinical and commercial production facilities, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, the need to acquire licenses to new technologies, and the status of competitive products. To date we have been primarily dependent upon equity and convertible debt financings for capital and have incurred substantial debt as a result of our issuances of subordinated notes and debentures that are convertible into our common stock. Our substantial debt, the market price of our securities, and the general economic climate, among other factors, could have material consequences for our financial position and could affect our sources of short-term and long-term funding. There can be no assurance that additional funds, if and when required, will be available to us on favorable terms, if at all.

Issuer Purchases of Equity Securities

There were no purchases of any class of our equity securities by us or any affiliate pursuant to any publicly announced repurchase plan in the three-month or nine-month periods ended September 30, 2005.

In September 2005, the Company retired $25.4 million and $45.9 million aggregate principle amount of our outstanding 5% and 3.5% convertible subordinate notes due February 2007 and October 2007, respectively, in cash, in privately negotiated transactions.

Approval of Non-Audit Services

During the three-month and nine-month periods ended September 30, 2005, the Audit Committee of the Board of Directors approved $134,291 and $235,291, respectively, for non audit related services provided by Ernst & Young LLP, our independent registered public accounting firm.

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

We are developing with Pfizer an inhaleable version of insulin, Exubera®, for the treatment of Type 1 and Type 2 diabetes that will be administered using our Pulmonary Technology. Exubera® is currently in extended Phase III clinical trials. We currently depend on Pfizer as the source of a significant portion of our revenues. For the three-month periods ended September 30, 2005 and 2004, revenue from Pfizer accounted for approximately 71% and approximately 59% of our total revenue, respectively. For the nine-

month periods ended September 30, 2005 and 2004, revenue from Pfizer accounted for approximately 68% and approximately 59% of our total revenue, respectively. On September 8, 2005, Pfizer and Sanofi-Aventis jointly announced that the FDA Advisory Committee recommended approval of Exubera. However, the FDA is not obligated to follow the recommendation of the Advisory Committee. On October 13, 2005, the CHMP of the European Medicines Evaluation Agency (EMEA) recommended approval of Exubera for the treatment of Type 1 and Type 2 diabetes. The EMEA is also not obligated to follow recommendation of the CHMP. There can be no assurance that Exubera® will be approved for marketing and/or commercial use in the U.S. or E.U. Among the factors that may delay the approval of the NDA, to market Exubera® in the U.S., the approval by the EMEA to market Exubera® in the E.U., or the commercial launch of Exubera® in the U.S. or the E.U., or that may impact a decision to proceed at all with respect to any of the foregoing, are the following:

•	Pfizer is currently conducting studies to generate controlled long-term safety data with respect to Exubera®, in particular its effect on lung function, and the results of the studies may impact regulatory approvals and product labeling.

•	We and/or Pfizer may experience difficulties with respect to the processing of the dry powder formulation of inhaleable insulin and the filling and packaging of the inhaleable insulin powder for the large-scale commercial production of Exubera®.

•	We, with our contract manufacturers, may experience difficulties with respect to the production of the pulmonary inhaler device for Exubera®, including the design, scale-up and automation of the commercial manufacture of the pulmonary inhaler device for Exubera®, and any such difficulties may delay the filing and approval of the NDA or the approval to market in the E.U. Our contract manufacturers may also experience difficulties with respect to manufacturing the device in high volumes for commercial use.

•	Pfizer may elect for marketing or other reasons, to delay or not proceed with the commercial launch of Exubera®, once approved.

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

In December 2004, Aventis, Pfizer’s partner with respect to the manufacture, co-development, and co-marketing of Exubera®, announced that its stockholders had approved all resolutions relating to the proposed merger with and into Sanofi. As a consequence of the merger, the agreement by and between Pfizer and Sanofi-Aventis is being challenged and is the subject of litigation. Although we are not a party to this litigation, any disruption or delays to the Exubera® program could adversely affect the ability to market this product if and when it is approved for use, which would materially and adversely impact our business.

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

We are in an early stage of development with respect to most of our products. There is a risk that our technologies will not be commercially feasible. Even if our technologies are commercially feasible, they may not be commercially accepted across a range of large and small molecule drugs. None of the products using our Pulmonary Technology has been approved for use. Although our Advanced PEGylation Technology has been incorporated in seven products, most of the products incorporating this technology are still in clinical trials. Our Supercritical Fluid Technology is primarily in an early stage of feasibility testing. Our potential products require extensive research, development, and preclinical and clinical testing. Our potential products also may involve lengthy regulatory reviews and require regulatory approval before they can be sold. We do not know if, and cannot provide assurance that, any of our potential products will prove to be safe and effective, accomplish the objectives that we or our collaborative partners are seeking through the use of our technologies, meet regulatory standards or continue to meet such standards if already approved. There is a risk that we, or our collaborative partners, may not be able to produce any of our potential products in commercial quantities at acceptable costs, or market them successfully. Failure to achieve commercial feasibility, demonstrate safety, achieve clinical efficacy, obtain regulatory approval for, or successfully market products will negatively impact our revenues and results of operations.

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

We are aware of other companies engaged in developing and commercializing drug delivery and formulation technologies similar to our technologies. Some of our competitors with regard to our Pulmonary Technology include Alexza MDC, Alkermes, Inc., Aradigm Corporation, 3M, MannKind Corporation, Microdose Technologies Inc., Quadrant Technologies Limited, Skyepharma, and Vectura. In the non-invasive delivery of insulin, we have direct competition from companies such as Aradigm Corporation, Alkermes, Inc., Microdose Technologies Inc., Quadrant Technologies Limited, and MannKind Corporation, all of which are working on pulmonary products and most with announced pharmaceutical partners. Our competitors with regard to our Advanced PEGylation Technology include Dow Chemical Company, SunBio Corporation, Mountain View Pharmaceuticals, Inc., Neose, NOF Corporation, and Valentis, Inc., and there may be several chemical, biotechnology, and pharmaceutical companies also developing PEGylation technologies. Some of our competitors with regard to our Supercritical Fluid Technology include Alkermes, Battelle Memorial Institute, Ethypharm SA, Ferro Corp., Lavipharm SA, and RxKinetics. Some of these companies license or provide the technology to other companies, while others are developing the technology for internal use. Many of these companies have greater research and development capabilities, experience, manufacturing, marketing, financial and managerial resources than we do and represent significant competition for us. Acquisitions of or collaborations with competing drug delivery companies by large pharmaceutical or biotechnology companies could enhance our competitors’ financial, marketing and other resources. Accordingly, our competitors may succeed in developing competing technologies, obtaining regulatory approval for products or gaining market acceptance before us. Developments by others could make our products or technologies uncompetitive or obsolete. Our competitors may introduce products or processes competitive with or superior to our products or processes.

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

We have filed patents applications (and we plan to file additional patent applications) covering, among other things, aspects of: (i) our Pulmonary Technology (in general and as it relates to specific molecules) including, without limitation, our powder processing technology, our powder formulation technology, and our inhalation device technology; (ii) our Advanced PEGylation Technology; and (iii) our Supercritical Fluid Technology. As of September 30, 2005, we owned 964 issued U.S. and foreign patents that cover various aspects of our technologies, and we have a number of patent applications pending.

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

On July 12, 2005, a complaint was filed by The Board of Trustees of the University of Alabama (“UAH”) against Nektar Therapeutics AL, Corporation, and Nektar Therapeutics (“Defendants”) in the United States District Court for the Northern District of Alabama. Among other things, the complaint alleges patent infringement, breach of contract license, violation of the Alabama Trade Secrets Act and unjust enrichment. Generally, the complaint alleges that Defendants’ refusal to pay royalties based upon UAH patented and licensed technology represents a breach of an exclusive license agreement between UAH and Nektar Therapeutics AL, Corporation (formerly Shearwater Corporation) and that Defendants have infringed and are infringing UAH’s patent. On August 3, 2005, UAH amended its complaint to add J. Milton Harris, a Nektar employee, as a party to the litigation, add certain additional claims, seek declaratory judgment on patents assigned to Defendants, and seek compensatory, treble and punitive damages, all in unspecified amounts. Defendants have served UAH with answers to the complaint denying any wrongdoing. Following submission of these answers to UAH, Defendants filed a counter-claim seeking a refund of patent royalties that Defendants allege were erroneously paid to UAH. The parties are currently in the process of scheduling the litigation calendar. The litigation is at too early a stage to make an assessment about the probability of the outcome in the case. We intend to vigorously defend ourselves in this litigation.

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

As of September 30, 2005, we had approximately $417.7 million in long-term convertible subordinated notes and debentures, $20.4 million in non-current capital lease obligations, and $11.4 million in other long-term debt. Our substantial long-term indebtedness, which totaled $449.5 million as of September 30, 2005, has and will continue to impact us by:

•	making it more difficult to obtain additional financing; and

•	constraining our ability to react quickly in an unfavorable economic climate.

Currently we are not generating positive cash flow. Delay in the approval of Exubera®, or other adverse occurrences related to our product development efforts will adversely impact our ability to meet our obligations to repay the principal amounts on our convertible subordinated notes and debentures when due. In addition, if the market price of our common stock is below the related conversion price, the holders of the related outstanding convertible subordinated notes and debentures will not likely convert such securities to equity in accordance with their existing terms. If we are unable to satisfy our debt service requirements, substantial liquidity problems could result. As of September 30, 2005 we had cash, cash equivalents, and short-term investments valued at approximately $620.3 million. We expect to use a substantial portion of these assets to fund our on-going operations over the next few years. As of September 30, 2005, we had approximately $417.7 million outstanding convertible subordinated notes and debentures, of which $102.7 million and $315.0 million will mature in 2007 and 2012 respectively. If we do not generate sufficient cash from operations to repay our convertible subordinated notes and debentures or satisfy any other of these obligations when they become due we will need to raise additional funds from the sale of equity or debt securities or otherwise restructure our obligations in order to do so. There can be no assurance that any such financing or restructuring will be available to us on commercially acceptable terms, if at all.

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

We have never had a profitable year and, through September 30, 2005, we have an accumulated deficit of approximately $794.0 million. We expect to continue to incur substantial and potentially increasing losses over at least the next few years as we expand our research and development efforts, testing activities and manufacturing operations, and as we further expand our late stage clinical and early commercial production facilities. Most of our potential products are in the early stages of development. Except for the approved products incorporating our Advanced PEGylation Technology, we have generated no revenues from product sales. Our revenues to date have consisted primarily of payments under short-term research and feasibility agreements and development contracts.

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

Our stock price is volatile. In the twelve-month period ending September 30, 2005, based on closing bid prices on The NASDAQ National Market, our stock price ranged from $14.74 to $16.95. We expect our stock price to remain volatile. A variety of factors may have a significant effect on the market price of our common stock, including:

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

In particular, our efforts to comply with Section 404 of SOX and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment has required, and continues to require, the commitment of significant financial and managerial resources. Our management has determined, as of the year ended December 31, 2004, that we had a material weakness in our internal control over financial reporting and that our disclosure controls and procedures were not effective. Efforts to remedy these deficiencies has required significant additional financial and managerial resources. In addition, such deficiencies may result in a loss of investor confidence and may adversely affect the price of our common stock. Although progress has been made and certain corrective actions have been implemented to our internal controls over financial reporting, we have not yet determined whether the identified material weakness in internal control over financial reporting will be resolved by the end of this fiscal year. In addition we are searching for additional finance staff, including a Chief Financial Officer. This effort may be time-consuming, expensive, and ultimately not successful.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risks at September 30, 2005 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K/A, as amended, for the year ended December 31, 2004 on file with the Securities and Exchange Commission.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as a result of the material weakness in our financial close process as disclosed in our Annual Report on Form 10-K/A, as amended, for the year ended December 31, 2004, our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

As of December 31, 2004 we had concluded that we had a material weakness in our financial statement close process, including insufficient review of the following:

•	the application of our accounting policies and

•	disclosures in the notes to our financial statements.

This material weakness in our financial statement close process rose from staff with inadequate proficiency to apply the Company’s accounting policies in accordance with U.S. generally accepted accounting principles.

This material weakness impacted our ability to report financial information in conformity with U.S. generally accepted accounting principles, which could affect all significant financial statement accounts and has resulted in:

•	a restatement of the 2002 and 2003 consolidated financial statements to reflect reclassifications of certain amounts between research and development expense, general and administrative expense, and interest expense;

•	a restatement of all four quarters of 2003 and the first three quarters of 2004 to reflect reclassifications of certain amounts between research and development expense, general and administrative expense; and

•	the restatement of the 2003 consolidated financial statements to reduce the gain on debt extinguishment.

We are in the process of implementing a remediation plan to support our ongoing efforts to improve our internal controls and procedures to address the material weakness described above. Our remediation plan is:

•	to improve the skills, knowledge and experience available to the Company of our financial close and reporting process;

•	to increase the level of review of the preparation of the quarterly and annual financial statements;

•	to identify and evaluate non-routine and complex transactions on a regular basis; and

•	to research, identify, analyze, document, and review applicable accounting principles.

We are in the process of executing this remediation plan.

Changes in Internal Controls. We have taken the following actions during the period ended September 30, 2005 as part of our remediation plan:

•	we continue to recruit and hire additional accounting staff with technical expertise to enhance the preparation and review of the financial statements and disclosures as well as the research and analysis of applicable accounting principles;

•	we continue to enhance our review of non-routine and complex transactions through enhanced identification and review procedures; and

•	we have established a management sub certification process to identify and document matters that might require additional financial statement or disclosure consideration.

Other than as described above, there have been no changes in our internal control over financial reporting during the three-month period ended September 30, 2005 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Our principal executive officer and principal financial officer have concluded that, although progress has been made and certain corrective actions have been implemented to our internal controls over financial reporting, as identified above, we will not be in a position to adequately and thoroughly assess whether the identified material weakness in internal control over financial reporting has been resolved until we conduct our fiscal-year-end processes and reviews. As a result, we may identify additional changes that are required to remediate or improve our internal controls over financial reporting. As such, our principal executive officer and principal financial officer were unable to conclude that the material weaknesses described above were corrected as of September 30, 2005, and as such, such officers were unable to conclude that the Company’s disclosure controls and procedures were effective as of September 30, 2005.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

On July 12, 2005, a complaint was filed by The Board of Trustees of the University of Alabama (“UAH”) against Nektar Therapeutics AL, Corporation, and Nektar Therapeutics (“Defendants”) in the United States District Court for the Northern District of Alabama. Among other things, the complaint alleges patent infringement, breach of contract license, violation of the Alabama Trade Secrets Act and unjust enrichment. Generally, the complaint alleges that Defendants’ refusal to pay royalties based upon UAH patented and licensed technology represents a breach of an exclusive license agreement between UAH and Nektar Therapeutics AL, Corporation (formerly Shearwater Corporation) and that Defendants have infringed and are infringing UAH’s patent. On August 3, 2005, UAH amended its complaint to add J. Milton Harris, a Nektar employee, as a party to the litigation, add certain additional claims, seek declaratory judgment on patents assigned to Defendants, and seek compensatory, treble and punitive damages, all in unspecified amounts. Defendants have served UAH with answers to the complaint denying any wrongdoing. Following submission of these answers to UAH, Defendants filed a counter-claim seeking a refund of patent royalties that Defendants allege were erroneously paid to UAH. The parties are currently in the process of scheduling the litigation calendar. The litigation is at too early a stage to make an assessment about the probability of the outcome in the case. We intend to vigorously defend ourselves in this litigation.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

On September 28, 2005, we issued and sold $315 million principal amount of 3.25% Convertible Subordinated Notes due September 28, 2012 (3.25% Notes) pursuant to an exemption from registration pursuant to Section 4(2) of the Securities At of 1933, as amended, as described in our Current Report on Form 8-K filed on September 28, 2005.

In September 2005, the Company retired $25.4 million and $45.9 million aggregate principal amount of its outstanding 5% and 3.5% convertible subordinated notes due February 2007 and October 2007, respectively, in cash, in privately negotiated transactions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Except as so indicated in Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number		Description of Documents
2.1	(1)	Agreement and Plan of Merger, dated June 4, 1998, by and between Inhale Therapeutic Systems, a California corporation, and Inhale Therapeutic Systems (Delaware), Inc., a Delaware corporation.

2.2	(5)	Recommended Offer, dated December 21, 2000, by Cazenove & Co. on behalf of Nektar Therapeutics for Bradford Particle Design plc.

2.3	(8)	Agreement and Plan of Merger and Reorganization, dated May 22, 2001, by and among Nektar Therapeutics, Square Acquisition Corp., Shearwater Corporation, Certain Shareholders of Shearwater Corporation and J. Milton Harris as Shareholders’ Agent.

2.4	(8)	Amendment to Agreement and Plan of Merger and Reorganization, dated June 21, 2001, by and among Nektar Therapeutics, Square Acquisition Corp., Shearwater Corporation, J. Milton Harris, as Shareholders’ Agent and a Designated Shareholder, and Puffinus, L.P.

2.5	(13)	Agreement and Plan of Merger, dated August 12, 2005, among Nektar Therapeutics, Oski Acquisition Corporation, and Aerogen, Inc.

3.1	(1)	Certificate of Incorporation of Inhale Therapeutic Systems (Delaware), Inc.

3.2	(1)	Bylaws of Nektar Therapeutics.

3.3	(3)	Certificate of Amendment of the Amended Certificate of Incorporation of Nektar Therapeutics.

3.4	(7)	Certificate of Designation of Series A Junior Participating Preferred Stock of Nektar Therapeutics.

3.5	(9)	Certificate of Designation of Series B Convertible Preferred Stock of Nektar Therapeutics.

3.6	(10)	Certificate of Ownership and Merger of Nektar Therapeutics.

4.1		Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.

4.2	(2)	Indenture, dated February 8, 2000, by and between Nektar Therapeutics, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.

4.3	(10)	Specimen Common Stock certificate.

4.4	(4)	Specimen warrants to purchase shares of Common Stock.

4.5	(6)	Indenture, dated October 17, 2000, by and between Nektar Therapeutics, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.

4.6	(7)	Rights Agreement, dated as of June 1, 2001, by and between Nektar Therapeutics and Mellon Investor Services LLC., as Rights Agent.

4.7	(7)	Form of Right Certificate.

4.8	(11)	Resale Registration Rights Agreement, dated June 30, 2003, by and among Nektar Therapeutics, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Lehman Brothers Inc., Friedman, Billings, Ramsey & Co. Inc. and SG Cowen Securities Corporation

4.9	(12)	Resale Registration Rights Agreement, dated October 9, 2003, by and among Nektar Therapeutics and the entities named therein.

4.10	(14)	Common Stock Purchase Agreement dated as of August 15, 2005, by and between Nektar Therapeutics and Mainfield Enterprises, Inc.

4.11	(15)	Indenture, dated September 28, 2005, by and between Nektar Therapeutics, as Issuer, and J.P. Morgan Trust Company, and National Association, as Trustee.

4.12	(15)	Registration Right Agreement, dated as of September 28, 2005, among Nektar Therapeutics and entities named therein.

10.1	(15)	Purchase Agreement, dated as of September 22, 2005, by and among Nektar Therapeutics and the purchasers listed in Schedule I thereto.

31.1	(16)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	(16)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	(16)	Section 1350 Certifications.

(1)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
(2)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 1999.
(3)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(4)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(5)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 11, 2001.
(6)	Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-3 (No. 333-53678), filed on January 12, 2001.
(7)	Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on June 4, 2001.
(8)	Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on July 10, 2001.
(9)	Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on January 8, 2002.
(10)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 23, 2003.
(11)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on July 2, 2003.
(12)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on November 3, 2003.
(13)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on August 16, 2005.
(14)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on August 17, 2005.
(15)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on September 28, 2005.
(16)	Filed herewith.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ AJIT S. GILL
Ajit S. Gill
Chief Executive Officer, President and Director

Date:	November 7, 2005

By:	/s/ AJAY BANSAL
Ajay Bansal
Chief Financial Officer and Vice President, Finance and Administration

Date:	November 7, 2005

EXHIBIT INDEX

Except as so indicated in Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number		Description of Documents
2.1	(1)	Agreement and Plan of Merger, dated June 4, 1998, by and between Inhale Therapeutic Systems, a California corporation, and Inhale Therapeutic Systems (Delaware), Inc., a Delaware corporation.

2.2	(5)	Recommended Offer, dated December 21, 2000, by Cazenove & Co. on behalf of Nektar Therapeutics for Bradford Particle Design plc.

2.3	(8)	Agreement and Plan of Merger and Reorganization, dated May 22, 2001, by and among Nektar Therapeutics, Square Acquisition Corp., Shearwater Corporation, Certain Shareholders of Shearwater Corporation and J. Milton Harris as Shareholders’ Agent.

2.4	(8)	Amendment to Agreement and Plan of Merger and Reorganization, dated June 21, 2001, by and among Nektar Therapeutics, Square Acquisition Corp., Shearwater Corporation, J. Milton Harris, as Shareholders’ Agent and a Designated Shareholder, and Puffinus, L.P.

2.5	(13)	Agreement and Plan of Merger, dated August 12, 2005, among Nektar Therapeutics, Oski Acquisition Corporation, and Aerogen, Inc.

3.1	(1)	Certificate of Incorporation of Inhale Therapeutic Systems (Delaware), Inc.

3.2	(1)	Bylaws of Nektar Therapeutics.

3.3	(3)	Certificate of Amendment of the Amended Certificate of Incorporation of Nektar Therapeutics.

3.4	(7)	Certificate of Designation of Series A Junior Participating Preferred Stock of Nektar Therapeutics.

3.5	(9)	Certificate of Designation of Series B Convertible Preferred Stock of Nektar Therapeutics.

3.6	(10)	Certificate of Ownership and Merger of Nektar Therapeutics.

4.1		Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.

4.2	(2)	Indenture, dated February 8, 2000, by and between Nektar Therapeutics, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.

4.3	(10)	Specimen Common Stock certificate.

4.4	(4)	Specimen warrants to purchase shares of Common Stock.

4.5	(6)	Indenture, dated October 17, 2000, by and between Nektar Therapeutics, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.

4.6	(7)	Rights Agreement, dated as of June 1, 2001, by and between Nektar Therapeutics and Mellon Investor Services LLC., as Rights Agent.

4.7	(7)	Form of Right Certificate.

4.8	(11)	Resale Registration Rights Agreement, dated June 30, 2003, by and among Nektar Therapeutics, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Lehman Brothers Inc., Friedman, Billings, Ramsey & Co. Inc. and SG Cowen Securities Corporation

4.9	(12)	Resale Registration Rights Agreement, dated October 9, 2003, by and among Nektar Therapeutics and the entities named therein.

4.10	(14)	Common Stock Purchase Agreement dated as of August 15, 2005, by and between Nektar Therapeutics and Mainfield Enterprises, Inc.

4.11	(15)	Indenture, dated September 28, 2005, by and between Nektar Therapeutics, as Issuer, and J.P. Morgan Trust Company, and National Association, as Trustee.

4.12	(15)	Registration Right Agreement, dated as of September 28, 2005, among Nektar Therapeutics and entities named therein.

10.1	(15)	Purchase Agreement, dated as of September 22, 2005, by and among Nektar Therapeutics and the purchasers listed in Schedule I thereto.

31.1	(16)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	(16)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	(16)	Section 1350 Certifications.

(1)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
(2)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 1999.
(3)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(4)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(5)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 11, 2001.
(6)	Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-3 (No. 333-53678), filed on January 12, 2001.
(7)	Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on June 4, 2001.
(8)	Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on July 10, 2001.
(9)	Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on January 8, 2002.
(10)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 23, 2003.
(11)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on July 2, 2003.
(12)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on November 3, 2003.
(13)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on August 16, 2005.
(14)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on August 17, 2005.
(15)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on September 28, 2005.
(16)	Filed herewith.