Form 10-K
period 2005-12-31
NEKTAR THERAPEUTICS
filed 2006-03-16
CIK 906709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days) Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-Yes  ☐    No  ☒

The approximate aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the last sale price of the Registrant’s Common Stock on June 30, 2005, based upon the closing sales price of the registrant’s common stock listed as reported on the NASDAQ National Market was approximately $1,498,863,795. This calculation excludes approximately 831,148 shares held by directors and executive officers of the Registrant. Exclusion of these shares should not be construed to indicate that such person controls, is controlled by or is under common control with the Registrant. This calculation does not exclude shares held by organizations whose ownership exceeds 5% of the Registrant’s outstanding Common Stock as of March 6, 2005 that have represented that they are registered investment advisers or investment companies registered under Section 8 of the Investment Company Act of 1940. Determination of affiliate status for the purposes of this calculation is not necessarily a conclusive determination for any other purpose.

89,059,049

(Number of shares of common stock outstanding as of March 6, 2005)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s definitive Proxy Statement to be filed for its 2006 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

NEKTAR THERAPEUTICS

2005 ANNUAL REPORT ON FORM 10-K

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

Trademarks

All Nektar brand and product names contained in this document are trademarks or registered trademarks of Nektar Therapeutics in the United States and other countries. The following, which appear in this document, are registered or other trademarks owned by the following companies: Exubera and Somavert (Pfizer Inc); PEGASYS (Hoffmann-La Roche Ltd.); Neulasta (Amgen Inc.); Definity (Bristol-Myers Squibb Medical Imaging, Inc.); PEG-INTRON (Schering-Plough Corporation); DuraSeal and SprayGel (Confluent Surgical Inc.); Macugen ((OSI)-Eyetech); Marinol (Solvay Pharmaceuticals, Inc.); and Cimzia (UCB Group).

PART I

Item 1. Business

General Business Overview

We are a biopharmaceutical company developing breakthrough products that make a difference in patients’ lives. We create differentiated, innovative products by applying our drug delivery technologies to established or novel medicines. Our leading technologies are Nektar Pulmonary Technology and Nektar Advanced PEGylation Technology. Nine products using these technologies have received regulatory approval in the United States (U.S.) or the European Union (EU). Our two technology platforms are the basis of nearly all of the partnered and proprietary products we currently have in preclinical and clinical development. We are also engaged in exploratory development with other early stage technologies.

We create or enable breakthrough products in two ways. First, we develop products in collaboration with pharmaceutical and biotechnology companies that seek to improve and differentiate their products. Second, we apply our technologies to established medicines to create and develop our own differentiated, proprietary products. Our proprietary products are designed to target serious diseases in novel ways. We believe our proprietary products have the potential to raise the standards of current patient care by improving efficacy, safety, and/or ease-of-use.

Strategy

The key elements of our business strategy are:

Maximize the Diabetes Opportunity

Exubera® (insulin human [rDNA origin]) Inhalation Powder is a rapid-acting, powder human insulin that is inhaled normally through the mouth into the lungs prior to eating using the hand-held Exubera® Inhaler. Exubera® is the lead product using our Nektar Pulmonary Technology in partnership with Pfizer Inc. We believe Exubera® has the potential to revolutionize insulin therapy as it provides adults with Type 1 and Type 2 diabetes in the U.S. and the EU with the first non-invasive delivery form of insulin. Exubera® was approved for marketing in January 2006 in both the U.S. and the EU. Exubera® is a first-of-its-kind product and its approval is a validation of our Nektar Pulmonary Technology platform. In addition to Exubera®, we are also working on several other product candidates in the diabetes therapeutic area that we believe could be enabled by our drug delivery technologies and we are actively evaluating such products.

We will receive manufacturing revenues for both the Exubera® Inhalers and a portion of the insulin powder processing, as well as royalties on end product sales. The success of this product will be an important factor in our objective to reach profitability and also to fund the development of our proprietary products development programs.

Develop Our Own Proprietary Products Utilizing Nektar Technologies and/or Know-how

We are developing a portfolio of proprietary products that are intended to address critical unmet medical needs by exploiting our know-how and technology in combination with established medicines. Our strategy is to identify molecules that would benefit from the application of our technologies which could improve performance, safety and/or delivery of these compounds. Our objective is to create value by advancing these products into clinical development and then potentially seeking a co-development or co-marketing partner depending upon a number of factors, such as the cost and complexity of development, needs for commercialization, and therapeutic area focus. We could also take certain products through to regulatory marketing approval prior to making a partnering decision. We plan to make partnering decisions for our proprietary products on a product-by-product basis taking into consideration both the market as well as our own internal business factors.

Partner with Pharmaceutical and Biotechnology Companies

We have collaborations with more than twenty pharmaceutical and biotechnology companies. Our partnering strategy enables us to develop a large and diversified pipeline of drug products using our technologies. Historically, we have combined our drug delivery technologies with molecules provided by or brought to us by our partners. As we continue to shift our focus towards developing proprietary products, in addition to supporting our current partner programs, we expect to engage in a fewer number of higher value partnerships in order to optimize revenue potential, probability of success, and overall return on investment. The structures of typical partner collaborations are described below.

•	In a typical collaboration involving Nektar Pulmonary Technology, our partner provides the active pharmaceutical ingredient (many of which have already received regulatory approval in another delivery form), funds research and development, obtains regulatory approvals, and markets the resulting commercial product. We supply our technology and we may manufacture and supply the inhaler device and/or drug formulation. In consideration for our efforts, we typically receive reimbursement for research and development, milestone payments, revenues from clinical drug and inhaler device and components manufacturing, and royalties from commercial sales of products. In addition, for products using Nektar Pulmonary Technology, we typically receive revenues from the manufacture and supply of our inhaler device and drug processing and/or filling activities.

•	In a typical collaboration involving Nektar Advanced PEGylation Technology, we manufacture and supply the polyethylene glycol (“PEG”) reagents to our partners and we may receive milestone payments, manufacturing revenues and, in some cases, royalties from sales of the resulting commercial product.

Overview of Nektar Technologies

Our drug delivery technology platforms are designed to improve the performance of new and existing small molecules or macromolecules. Improved performance is enabled typically through one or more of the following attributes: improved efficacy, improved safety, improved convenience, or enabling the development of a drug molecule. Our two most advanced technology platforms are described below.

Nektar Pulmonary Technology. Nektar Pulmonary Technology uses our know-how and technology in the areas of drug formulation, powder processing, powder filling and packaging, as well as inhaler devices to create an integrated system that delivers therapeutics to the lung for both systemic and local lung applications. We have technology to deliver dry powders and liquid aerosols to the deep lung in an efficient and reproducible manner. We are currently working with a variety of different dry powder inhalers and several different types of liquid nebulizers. The most advanced pharmaceutical product using this technology is Exubera®, which was approved for marketing in the EU and the U.S. in January 2006.

We believe Nektar Pulmonary Technology can offer one or more of the following benefits:

•	Non-invasive delivery of certain peptides and proteins for systemic distribution;

•	Systemic delivery of molecules that require fast onset of action; and

•	Local lung targeting to treat pulmonary disease while reducing systemic exposure.

Nektar Pulmonary Technology is being used in four products in clinical development including a Phase III trial being conducted by Chiron to evaluate Tobramycin inhalation powder for the treatment of lung infections in patients with cystic fibrosis. Exubera® is the only product that has received regulatory approval using this technology.

Nektar Advanced PEGylation Technology. Nektar Advanced PEGylation Technology is designed to enhance performance of most drug classes including macromolecules, such as peptides and proteins, as well as small molecules and other drugs. PEGylation is a chemical process where PEG chains are attached to active drugs to give it certain properties in the body. Nektar Advanced PEGylation Technology has the potential to improve drug solubility and stability, increase drug half-life, reduce immune responses to an active drug, and improve the efficacy and/or safety of a molecule in certain instances.

We believe Nektar Advanced PEGylation Technology can offer one or more of the following benefits:

•	Prolonged duration of action to lower the frequency of injections needed for certain therapies by both reducing the rate of absorption from a subcutaneous injection and slowing the rate of elimination or metabolism from the body;

•	Reduced immune response to certain macromolecules which may prolong their effectiveness with repeated doses if the antibodies are neutralized;

•	Improved stability of the drug in the body which can contribute to the prolonged duration of activity;

•	Improved efficacy and/or safety in certain instances as a result of better pharmacokinetics of the drug in the body which can give more time for the drug to act in the body; and

•	Improved targeting of a drug to act at the site of disease thus having the potential to improve efficacy and/or reduce toxicity.

Currently this technology is used in seven products approved in the U.S. and in one additional product which was approved in the EU.

Nektar—Other Technology. We continue to pursue exploratory development with a number of early stage technologies. One of these is Nektar Supercritical Fluid (SCF) Technology which uses supercritical carbon dioxide to disperse and mix a stream of drug solution while simultaneously extracting the organic solvent resulting in a rapid formation of a drug or drug/excipient particle. We continue to evaluate whether SCF could serve as a platform technology for small molecules including use in selection of stable solid state forms that can affect both the rate and extent of absorption of certain drugs. Currently there are no approved products that use SCF although we are conducting certain human proof-of-concept studies using this technology.

Approved products and clinical pipeline

The following table summarizes our proprietary and partnered pipeline including products in clinical development, products filed for registration and products that have received regulatory approval. The table includes the type of molecule or drug, the primary indication for the product, the identity of our partner if one has been disclosed, and the status of the program. Approval status applies to the U.S. market unless otherwise noted. Our technology is currently being used in nine approved products and ten development programs in clinical trials.

Molecule	Primary Indication	Partner	Status(1)
Exubera® (insulin human [rDNA origin]) Inhalation Powder	Adult Type 1 and Type 2 Diabetes	Pfizer Inc.	Approved in the EU and U.S.
Proprietary Products
Amphotericin B inhalation powder	Prevention of pulmonary aspergillosis	Nektar Product	Phase I
Inhaled Antibiotics	Treatment of pneumonia in ventilated patients	Nektar Product	Phase II
Partnered Products (other than Exubera®)
Neulasta® (pegfilgrastim)	Neutropenia	Amgen Inc.	Approved
PEGASYS® (peginterferon alfa-2a)	Hepatitis-C	Hoffmann-La Roche Ltd.	Approved
Somavert® (pegvisomant)	Acromegaly	Pfizer Inc.	Approved
PEG-INTRON® (peginterferon alfa-2b)	Hepatitis-C	Schering-Plough Corporation	Approved
Definity® (PEG)	Cardiac imaging	Bristol-Myers Squibb Company	Approved

Molecule	Primary Indication	Partner	Status(1)
Macugen® (pegaptanib sodium injection)	Age-related macular degeneration	OSI Pharmaceuticals (Eyetech)	Approved in the U.S. EU & Canada
Macugen® (pegaptanib sodium injection)	Diabetic macular edema	OSI Pharmaceuticals (Eyetech)	Phase II
SprayGel™ adhesion barrier system (PEG-hydrogel)	Prevention of post-surgical adhesions	Confluent Surgical Inc.	Pivotal trials in U.S. Approved in Europe
Cimzia™ (certolizumab pegol, CDP870)	Crohn’s disease Rheumatoid arthritis	UCB Pharma	Filed in the U.S. Phase III
CERA (Continuous Erythropoiesis Receptor Activator)	Renal anemia	Hoffmann-La Roche Ltd.	Phase III
Tobramycin inhalation powder (TIP)	Lung infection	Chiron Corporation	Phase III
Undisclosed (PEG)	Undisclosed	Undisclosed	Phase II
Pulmonary dronabinol (Dronabinol metered dose inhaler)	Migraine (with and without aura)	Solvay Pharmaceuticals, Inc.	Phase II
Undisclosed (PEG)	Undisclosed	Pfizer Inc.	Phase II
CDP 791 (PEG-antibody fragment angiogenesis inhibitor)	Cancer	UCB Pharma	Phase II

(1)	Status definitions are as follows:

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

Description of Select Development Programs

Exubera® (insulin human [rDNA origin]) Inhalation Powder Program (partnered with Pfizer Inc)

We entered into a collaborative agreement with Pfizer Inc in January 1995 to develop Exubera®, which was approved in both the U.S. and the EU in January 2006 for adult patients with Type 1 and Type 2 diabetes. Exubera® is a rapid-acting, powder human insulin that is inhaled normally through the mouth into the lungs prior to eating using the hand-held Exubera® Inhaler. The Exubera® Inhaler weighs four ounces and, when closed, is about the size of an eyeglass case. The unique Exubera® Inhaler produces in its chamber a cloud of insulin powder, which is designed to pass rapidly into the bloodstream to regulate the body’s blood sugar levels. Nektar developed both the powder formulation and the Inhaler in partnership with Pfizer Inc using Nektar Pulmonary Technology. Pfizer Inc will market and sell Exubera® in the U.S., EU and any other regions where this product could receive future regulatory approval. Nektar will receive both manufacturing revenues for the Inhalers and a portion of the insulin powder processing, as well as royalties on end product sales.

Insulin is a protein hormone naturally secreted by the pancreas to, in part, facilitate uptake of glucose into cells. Diabetes, the inability of the body to properly regulate blood glucose levels, is caused by insufficient production of insulin by the pancreas or resistance to the insulin produced. Over time, high blood glucose levels can lead to blindness, loss of circulation, kidney failure, heart disease or stroke. Insulin is a widely-used and relied upon standard of therapy for patients with both Type 1 and Type 2 diabetes.

According to the World Health Organization, approximately 171 million people worldwide have diabetes, and that number is expected to grow to 366 million by 2030. All Type 1 diabetics, estimated at between 5% and 10% of all diabetics, require insulin therapy. Type 1 diabetics require both basal insulin in the form of long-acting insulin and multiple treatments of regular or short-acting, insulin throughout the day. Type 2 diabetics, depending on the severity of their disease, may or may not require insulin therapy. We believe that because of the inconvenience and unpleasantness of injections, many Type 2 patients who do not require insulin to survive, despite the fact that they would benefit from it, are reluctant to start insulin treatment. This can result in poor control of blood sugars which can lead to the complications of the disease. Further, we believe that many Type 1 and Type 2 patients take less insulin than they should in part because of the dislike of injections.

A ten-year study by the National Institutes of Health (NIH) in Type 1 diabetics demonstrated that the longer term sequela of diabetes could be significantly reduced by dosing more frequently resulting in lowering of glycosolated hemoglobin. The NIH study recommended dosing regular insulin three to four times per day, a regimen that would more closely mirror the action of naturally produced insulin in non-diabetics. Because of the risk of severe hypoglycemia, this course of treatment is not recommended for children, older adults, and people with heart disease or with a history of frequent severe hypoglycemia. In addition, many patients are reluctant to increase their number of daily doses because they find injections unpleasant and inconvenient. Similar results were demonstrated in Type 2 patients in a trial in the United Kingdom.

We believe that Exubera® could result in greater patient compliance by eliminating some insulin injections for Type 1 and some Type 2 patients and all insulin injections for some Type 2 patients. We have the responsibility for the commercial manufacture of Exubera® Inhalers as well as a portion of the insulin powder. In addition to receiving revenues for the manufacture and supply of Exubera® Inhalers and bulk powdered insulin, we will receive a royalty on commercial end product sales of Exubera®.

In November 1998, Pfizer Inc and Aventis announced that they entered into a worldwide agreement to manufacture insulin and to co-develop and co-promote inhaleable insulin. Under the terms of the agreement, Pfizer Inc and Aventis constructed a jointly owned insulin manufacturing plant in Frankfurt, Germany. In 2004, Sanofi-Synthelabo acquired Aventis to create Sanofi-Aventis. In February 2006, Pfizer Inc reported that it had closed a transaction to acquire the Sanofi-Aventis’s worldwide rights to Exubera®. There was no change to the Exubera® contractual terms between Nektar and Pfizer Inc as a result of this transaction.

In January 2006, Pfizer Inc announced that the EMEA granted marketing authorization for Exubera® in the EU for adults with Type 1 and Type 2 diabetes and also that Exubera® was approved for marketing by the U.S. Food and Drug Administration (the “FDA”) for the treatment of adults with Type 1 and Type 2 diabetes. Pfizer Inc stated that they expect the product to be available by mid-year of 2006.

Proprietary Products

Amphotericin B Inhalation Powder (ABIP) for Prevention of Pulmonary Fungal Infections in Patients at Risk for Aspergillosis from Immunosuppression Therapy

ABIP is a Nektar proprietary product under development to address the significant mortality rates in patients with pulmonary fungal infections and the increasing incidence of aspergillosis in immunosuppressed patients receiving organ or stem cell transplants, or those treated with chemotherapy or radiation for hematologic malignancies. Aspergillosis is an infectious fungal disease caused by the fungus aspergillus and usually occurs in those with suppressed or deficient immune systems. Aspergillus fungal spores are most commonly found in the environment and can enter the body of a patient through the lungs by breathing. In a patient without normal immune system function, aspergillus spores can cause an invasive pulmonary fungal infection. Mortality rates can exceed 50% in certain patient populations that develop this infection, despite the new classes of drugs that have evolved over the last couple of years to treat this pathogen. We believe there are approximately 150,000 patients at risk for pulmonary aspergillosis in the U.S. and EU collectively. Amphotericin B, when delivered with intraveneous infusion, is an effective treatment of aspergillosis despite its common dose-limiting systemic toxicities because of its delivery route.

Our pocket-sized powder inhaler used in ABIP is a unique delivery mode designed to enable the targeting of therapeutic concentrations of Amphotericin B directly to the lungs, at levels similar to or greater than the lung concentrations that can be achieved by intravenous dosing of Amphotericin B or lipid-associated Amphotericin B products. By targeting Amphotericin B directly at the site of a potential aspergillus infection, Nektar’s ABIP could potentially eliminate these life-threatening lung fungal infections, while at the same time minimize common toxicities associated with intravenous Amphotericin B therapy. Since ABIP uses an inhaler, it could also encourage long-term compliance during a course of treatment and, therefore, could offer significant cost benefits for this high-risk patient population. ABIP is currently in Phase I clinical studies. We have also conducted preclinical studies of ABIP. The product has demonstrated efficacy in a study of animal survival in an immunocompromised rabbit model. We have also completed two Phase I single dose toleration and dose finding studies in humans. We plan a multi-dose Phase I dose toleration and dose finding study which will precede a pivotal trial that we plan to begin in 2007. Patents covering many key aspects of this product concept have been filed.

In February 2006, the FDA granted U.S. orphan drug designation for ABIP. Orphan products are developed to treat diseases or conditions that affect fewer than 200,000 people in the U.S. The Orphan Drug Act provides a seven-year period of exclusive marketing to the first sponsor who obtains marketing approval for a designated indication.

Inhaled Antibiotics for Treatment of Hospital Pneumonias

We have an Inhaled Antibiotics program under development for the treatment of moderate to severe hospital pneumonias, including gram-negative hospital-acquired pneumonia (HAP) and ventilator-associated pneumonia (VAP), which are significant causes of hospital-based mortality. Current therapy for these types of pulmonary infections relies almost exclusively upon high doses of intravenous antibiotics, which can be associated with severe side effects. Aminoglycosides is a particular class of antibiotics that can be effective for treating pneumonias associated with gram-negative organisms, such as Pseudomonas aeruginosa, when administered in the form of intravenous therapy. However, this class of antibiotics penetrates poorly from the blood to the lung relative to other classes of antibiotics, which can cause unwanted systemic toxicities including damage to kidneys and hearing. Gram-negative bacteria account for < 2% of community-acquired pneumonias but account for most hospital-acquired pneumonias including the type of pneumonias that are fatal. The mortality for gram-negative bacillary pneumonia is about 25 to 50% despite the availability of intravenous or oral antibiotics.

Our Inhaled Antibiotics program uses a proprietary liquid delivery system that delivers aerosolized antibiotics to the lung, including aminoglycosides, to treat these pneumonias. The product could be used in conjunction with standard intravenous antibiotics and has potential to improve the outcomes and reduce systemic toxicities in this difficult–to-treat patient population.

This product is currently in a Phase II trial to examine the pharmacokinetics, dosing, safety, and tolerability of Inhaled antibiotics to treat HAP and VAP in mechanically-ventilated patients. Nektar has filed patents covering the key aspects of this product concept.

Pre-clinical proprietary products

Nektar is evaluating various drugs, including generically-available drugs and proprietary drugs in-licensed or available for in-licensing from third parties. Currently, we have two proprietary products which are in preclinical development that use our Nektar Advanced PEGylation Technology. One product is in the disease area of oncology and the other is pain-related. Both products are still in the early stages of development.

Other Select Partnered Products

Macugen® (pegaptanib sodium injection)

We entered into a license, manufacturing and supply agreement with Eyetech Pharmaceuticals, Inc. in 2002, whereby we provide one of our PEG reagents used for the development and commercial manufacturing of

Macugen® (pegaptanib sodium injection), a PEGylated anti-Vascular Endothelial Growth Factor aptamer currently approved in the U.S. and EU for use in treating age related macular degeneration (“AMD”). AMD is the leading cause of blindness among Americans over the age of 55. Nektar receives royalties on commercial sales, as well as revenues from exclusive manufacturing of the PEG reagents used to manufacture the product. Eyetech was bought by OSI Pharmaceuticals, Inc. in 2005 and the change of control did not change the license, manufacturing and supply agreement that was in place with Eyetech. We share a portion of our revenues for this product with Enzon, under a separate patent licensing arrangement.

Macugen® is also in Phase II testing for the treatment of diabetic macular edema (“DME”). The FDA has granted Macugen® “fast-track” status for the treatment of DME.

Cimzia™ (certolizumab pegol, CDP870) Program

We entered into a license, manufacturing and supply agreement for Cimzia™ (certolizumab pegol, CDP870) with Celltech Group plc in 2000. This agreement was subsequently assigned to Pharmacia for the rheumatoid arthritis indication. In October 2002, Pharmacia initiated Phase III clinical trials with Cimzia for rheumatoid arthritis. In April 2003, Pfizer Inc acquired Pharmacia and in February 2004, Pfizer Inc reassigned Cimzia rights back to Celltech. In 2004, Celltech was acquired by UCB Pharma, a global pharmaceutical and specialty chemical company.

In March 2006, UCB announced that it had filed a Biologics License Application with the U.S. FDA for Cimzia for the treatment of Crohn’s disease. At that time, UCB also announced that it expected to submit the same filing for Cimzia to the European EMEA. Crohn’s disease is a chronic digestive disorder of the intestines, and is commonly referred to as inflammatory bowel disease. In October 2005, UCB announced detailed Phase III study results (PRECiSE 2) for Cimzia in the treatment of Crohn’s disease. The results of the PRECiSE 2 study show that Cimzia was efficacious at decreasing or controlling the signs and symptoms of Crohn’s disease. Cimzia is administered via subcutaneous injection, and according to UCB, was shown to be well-tolerated.

In December 2005, UCB announced that two phase III profiling studies for Cimzia to treat rheumatoid arthritis are evolving according to plan and first results are expected by the end of 2006. They also announced at this time that a phase III clinical study for Cimzia the treatment of psoriasis has been initiated and recruitment is ongoing

Under the agreement for Cimzia, we receive milestone payments, PEG manufacturing revenues, and royalties on product sales, if the product is commercialized. We will share a portion of the royalties on this product with Enzon.

CERA (Continuous Erythropoiesis Receptor Activator) Program

In 2004, we announced a collaboration with Roche whereby we had licensed a proprietary PEG (PEGylation) reagent to be used in the manufacture of Roche’s CERA product. Under the terms of the collaboration, we will receive milestone and manufacturing revenues during development, will receive royalty following commercialization, as well as some manufacturing revenues for a certain period of time following commercialization. In March 2004, Roche announced that it had advanced CERA into Phase III trials.

Roche has indicated they plan to file CERA in the U.S. and the EU for kidney-disease-related anemia in 2006. In February 2006, Roche announced that it expected to seek approval from the FDA for use of CERA to treat anemia associated with chemotherapy in 2009, two years later than Roche had stated in 2005. CERA is currently the subject of a significant patent infringement lawsuit brought by Amgen related to Roche’s patents with respect to the use of CERA to treat chemotherapy anemia. Although we are not a party to this lawsuit, if the outcome of such litigation were adverse to Roche, this could have a material adverse impact on this program and could impact the potential licensing, royalty or manufacturing revenue stream for Nektar.

Tobramycin Inhalation Powder (TIP) Program

In 2001, we entered into a collaboration with Chiron Corporation to develop Tobramycin inhalation powder (TIP), for the treatment of Pseudomonas aeruginosa in cystic fibrosis patients and to explore the development of other inhaled antibiotics using Nektar Pulmonary Technology. Chiron’s existing tobramycin product, TOBI® (Tobramycin Inhalation Solution), was introduced in 1998 as the first inhaled antibiotic approved for treating Pseudomonas aeruginosa lung infections in cystic fibrosis patients.

In July 2003, Chiron initiated a Phase I trial in patients for TIP. In October 2004, Chiron presented Phase I clinical trial data that suggested that TIP may significantly reduce the treatment burden for cystic fibrosis patients by offering a short administration time and improved portability. The Phase I trial, which included 90 patients at 15 study centers in the U.S., compared the safety, pharmacokinetics and delivery time of TIP administered via our inhalation system to Chiron’s TOBI® administered via nebulizer. In October 2005, Chiron initiated Phase III clinical trials for further study of TIP.

Under the terms of our TIP collaboration with Chiron, we are responsible for the development of the powder formulation and inhaler, as well as the clinical and commercial manufacturing of the drug formulation and inhaler. Chiron is responsible for the clinical development and worldwide commercialization of the drug formulation and inhaler combination. We will receive research and development funding, milestone payments, and royalty payments and manufacturing revenues once the product is commercialized.

Collaborations Terminated in 2005

Enzon Product Development Collaboration

In July 2005, Enzon Pharmaceuticals, Inc. announced they would no longer pursue the development of two programs with us due to re-prioritization of their pipeline.

Lack of Progress on Two Partnered Programs

Due to lack of progress on two partnered programs, we have removed them from our pipeline although the collaboration agreements remain in place and have not been cancelled. These products are PEG-Infergen with InterMune and PEG-Axokine with Regeneron.

Research and Development

Our research and development activities can be divided into research and preclinical programs, clinical development programs and commercial readiness. We estimate the costs associated with research and preclinical programs, clinical development programs, and commercial readiness over the past three years to be the following (in millions):

	Years ended December 31,
	2005	2004	2003
Research and preclinical programs	$53.6	$37.4	$29.0
Clinical development programs	76.1	59.4	58.0
Commercial readiness	22.0	36.7	35.1

Total	$151.7	$133.5	$122.1

Our portfolio of ongoing projects can be broken down into two categories: 1) partnered projects and 2) proprietary products and technology development. We estimate the costs associated with partnered projects and proprietary products and technology development to be the following (in millions):

	Years ended December 31,
	2005	2004	2003
Partnered projects	$83.3	$93.2	$92.7
Proprietary products and technology development	68.4	40.3	29.4

Total	$151.7	$133.5	$122.1

Our total research and development expenditures can be disaggregated into the following significant types of expenses (in millions):

	Years ended December 31,
	2005	2004	2003
Salaries and employee benefits	$68.3	$59.0	$57.2
Outside services	32.7	28.7	21.0
Supplies	22.5	18.9	16.7
Facility and equipment	26.9	19.7	16.7
Travel and entertainment	1.8	1.9	1.5
Allocated overhead	(3.3)	4.9	7.1
Other	2.8	0.4	1.9

Total	$151.7	$133.5	$122.1

Manufacturing

With respect to products based on Nektar Pulmonary Technology, we generally plan to formulate, manufacture and package the powders for our pulmonary delivery products and to subcontract the manufacture of our pulmonary delivery devices.

Our device for use with Exubera® is a pulmonary inhaler. We have been preparing for large-scale commercial manufacturing and as we and our contract manufacturing partners begin large-scale commercial manufacturing, additional work may be required to provide sufficient quantities to meet market demand. Under our collaborative agreement with Pfizer Inc to develop Exubera®, both we and Pfizer will manufacture a portion of insulin powders and Pfizer Inc will be responsible for filling and packaging all of the insulin blisters.

We have built a powder manufacturing and packaging facility in San Carlos, California capable of producing powders in quantities we believe are sufficient for clinical trials of products based on our Pulmonary Technology and the commercial production of bulk powder insulin to be supplied to Pfizer Inc. This facility has been inspected and licensed by the State of California and is used to manufacture and package powders under current Good Manufacturing Practices (“cGMP”). The facility received a pre-approval inspection from regulatory authorities and was found acceptable for commercial manufacture. Facilities are subject to ongoing routine inspection.

We have developed a high capacity automated filling technology that we believe will be capable of filling blisters on a production scale for moderate and large volume products using Nektar Pulmonary Technology. The technology was transferred to Pfizer Inc who is responsible for commercial filling and packaging the bulk drug powders for Exubera®.

Our proprietary pulmonary inhaler device for Exubera® has been approved by the FDA and European Commission for commercial use. We have supply agreements with contract manufacturers that we believe have the technical capabilities and production capacity to manufacture our pulmonary inhaler device for Exubera®. We believe that these contract manufacturers have successfully implemented our device technology, scaled up the manufacturing process, and meet the requirements of cGMP. The contract manufacturers have completed construction of their facilities. Qualification and validation of these facilities are complete. Manufacturing scale-up efforts are underway. These manufacturers received a pre-approval inspection from regulatory authorities and were found acceptable for commercial manufacture. Facilities are subject to ongoing routine inspection. We continually examine scale-up opportunities to support their commercial operations.

In August 2000, we entered into a Manufacturing and Supply Agreement with two of our contract manufacturers to provide for the manufacturing of our pulmonary inhaler device for Exubera®. We have also agreed to defend, indemnify and hold harmless the contract manufacturers from and against third party liability arising out of the agreement, including product liability and infringement of intellectual property. There is no limitation on the amount of potential future payments we could be required to make under these indemnification obligations. We have never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. If any of our indemnification obligations is triggered, we may incur substantial liabilities.

With respect to products using Nektar Advanced PEGylation Technology, we have one facility in Huntsville, Alabama for the manufacture of PEG-derivatives. With respect to products using our Nektar SCF Technology, we currently have one facility in Bradford, England for the production of dry powder material. Both facilities meet the requirements of cGMP.

Government Regulation

The research and development, clinical testing, manufacture and marketing of products using our technologies are subject to regulation by the FDA and by comparable regulatory agencies in other countries. These national agencies and other federal, state and local entities regulate, among other things, research and development activities and the testing (in vitro in animals and in human clinical trials), manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our products.

The approval process required by the FDA before a product using our technologies may be marketed in the United States depends on whether the compound has previously been approved for use in other dosage forms. If the drug is a new chemical entity that has not been previously approved, the process includes the following:

•	Extensive preclinical laboratory and animal testing;

•	Submission of an Investigational New Drug application (“IND”);

•	Adequate and well-controlled human clinical trials to establish the safety, dosing, regimen and efficacy of the drug for the intended indication; and

•	Submission to the FDA for approval of an New Drug Application (“NDA”), for drugs or a Biological License Application (“BLA”), for biological products.

If the drug has been previously approved, the approval process is similar, except that certain preclinical tests relating to systemic toxicity normally required for the IND and NDA application may not be necessary.

Preclinical tests include laboratory evaluation of product chemistry and animal studies to assess the safety and efficacy of the product and its chosen formulation. Preclinical safety tests must be conducted by laboratories that comply with FDA Good Laboratory Practices regulations. The results of the preclinical tests are submitted to the FDA as part of the IND application and are reviewed by the FDA before clinical trials can begin. Clinical trials may begin 30 days after receipt of the IND by the FDA, unless the FDA raises objections or requires clarification within that period.

Clinical trials involve the administration of the drug to healthy volunteers or patients under the supervision of a qualified, identified medical investigator according to an approved protocol. Drug products to be used in clinical trials must be manufactured according to cGMP. Clinical trials are conducted in accordance with protocols that detail the objectives of the study, the parameters to be used to monitor participant safety and efficacy as well as other criteria to be evaluated. Each protocol is submitted to the FDA under the original IND.

Apart from the IND process described above, each clinical study is conducted after written approval is obtained from an independent Institutional Review Board (“IRB”). The IRB considers, among other things, ethical factors, the potential risks to subjects participating in the trial and the possible liability to the institution where the trial(s) is/are being conducted. The IRB also approves the consent form signed by the trial participants.

Clinical trials are typically conducted in three sequential phases. In Phase I, the initial introduction of the drug into healthy human subjects, the product generally is tested for tolerability, pharmacokinetics, absorption, metabolism and excretion. Phase II involves studies in a limited patient population to:

•	determine the efficacy of the product for specific targeted indications;

•	determine dosage and regimen of administration; and

•	identify possible adverse effects and safety risks.

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

Following a series of formal and informal meetings between the drug sponsor and the regulatory agencies, the results of product development, preclinical studies and clinical studies are submitted to the FDA as an NDA/BLA for approval of the marketing and commercial shipment of the drug product. The FDA may deny an NDA/BLA if applicable regulatory criteria are not satisfied or may require additional clinical and/or pharmaceutical testing or requirements. Even if such data are submitted, the FDA may ultimately decide that the NDA/ BLA do not satisfy all of the criteria for approval (e.g. consistency of manufacture of the drug/formulation). Product approvals, once obtained, may be withdrawn if compliance with regulatory standards is not maintained or if safety concerns arise after the product reaches the market. The FDA may require additional post-marketing clinical testing and pharmacovigilance programs to monitor the effect of drug products that have been commercialized and has the power to prevent or limit future marketing of the product based on the results of such programs.

Each domestic drug product-manufacturing establishment must be registered with, and approved by, the FDA. Establishments handling controlled substances must in addition, be licensed by the U.S. Drug Enforcement Administration. Domestic manufacturing establishments may be subject to biennial inspections by the FDA for compliance with cGMP. Facilities and drug products manufactured in the UK are also subject to European regulatory review. They are also subject to U.S., and UK federal, state and local regulations regarding workplace safety, environmental protection and hazardous and controlled substance controls, among others.

A number of the drugs we are developing are already approved for marketing by the FDA in another form and delivered by another route. We believe that when working with approved drugs, the approval process for products using our alternative drug delivery or formulation technologies may require less time and fewer tests than are required for new chemical entities. However, we expect that our formulations for use with any of our technologies may use excipients not currently approved for use (e.g., pulmonary delivery). Use of these excipients will require additional toxicological testing that may increase the costs of or length of time to gain regulatory approval. In addition, regulatory procedures as they relate to our products may change as regulators gain experience, and any such changes may delay or increase the cost of regulatory approvals.

For products currently under development based on Nektar Pulmonary Technology, our pulmonary inhaler devices are considered to be part of a drug/device combination for deep lung delivery of each specific molecule. Prior to submission of an IND, the FDA will make a determination as to the most appropriate Center and Division within the FDA that will assume prime responsibility for the review of the IND and NDA/BLA. In the case of our products, the Center for Drug Evaluation and Research in consultation with the Center for Devices and Radiological Health could be involved in the review. The assessment of jurisdiction within the FDA is based upon the primary mode of action of the drug or the location of the specific expertise in one of the Centers.

To date, our partners have generally been responsible for clinical and regulatory approval procedures, but we may participate in this process by submitting to the FDA a drug master file developed and maintained by us which contains data concerning the manufacturing processes for the inhaler device or drug product. Through our internal proprietary products development efforts, we have prepared and submitted an IND application and would be responsible for additional clinical and regulatory procedures for those products being developed under the IND. The clinical and manufacturing development and regulatory review and approval process generally takes a number of years and requires the expenditure of substantial resources. Our ability to manufacture and sell products, whether developed by us or under collaboration agreements, ultimately depends upon the completion of satisfactory clinical trials and success in obtaining marketing approvals from the FDA and equivalent foreign health authorities.

Sales of our products outside the U.S. are subject to local regulatory requirements governing clinical trials and marketing approvals for drugs. Such requirements vary widely from country to country.

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States. The company that obtains the first FDA approval for a designated orphan drug for a rare disease receives marketing exclusivity for use of that drug for the designated condition for a period of seven years. We have received from the FDA orphan drug marketing exclusivity for ABIP for the prevention of pulmonary fungal infections in patients at risk for aspergillosis.

In developing the device component for our Pulmonary Technology, we have sought to develop our quality systems and design engineering function adhere to the principles of design control for medical devices as set forth in the applicable regulatory guidance. Although hybrid drug/device products are typically reviewed as a drug, we have sought to adhere to the design control approach both as a good business practice, and because it appears that the drug and biologic centers of the FDA (CDER and CBER, respectively) and other worldwide agencies are adopting this policy. In Europe, this has already taken place and delivery devices are viewed as separate entities subject to review as such under the Medical Device Directive. In the U.S., it is our intention to comply with the FDA regulations for devices.

There can be no assurance that products that we develop, including devices designed by us and built by our contract manufacturers, will be approved, or will meet approval requirements, on a timely basis, the failure of which would have a material adverse effect on the Company.

Patents and Proprietary Rights

We routinely apply for patents for our innovations and for improvements to our technologies. We also rely on our trade secrets and know-how to protect our technologies and our competitive position. We plan to defend our proprietary technologies from infringement, misappropriation, duplication and discovery through our issued patents, our proprietary know-how, and contracts.

Our patent portfolio contains patents and patent applications that encompass each of our technologies including Pulmonary, PEGylation and SCF technologies. As of December 31, 2005, we owned 1,018 issued U.S. and foreign patents that cover various aspects of our technologies, and we have a number of patent applications pending. Our PEGylation patents and patent applications cover reactive PEG derivatives, PEG-drug conjugates, PEG-based pro-drugs and PEG-drug delivery vehicles. Our Pulmonary Technology patents and patent applications cover compositions and methods and apparatus for preparing, packaging, and delivering particles for pulmonary delivery of both large and small molecule drugs. Our SCF patents and patent applications cover compositions and methods apparatus for preparing particles. Although our early PEGylation technology patent applications were filed in the U.S. only, we routinely file patent applications on innovations and improvements in each of these areas on a worldwide basis. Generally, in the U.S., the term of a new patent is twenty years from the date on which the application for the patent was filed in the United States or, in certain cases, from the date an earlier related application was filed, subject to the payment of maintenance fees.

With regard to our PEGylation technology patent portfolio, we have filed patent applications directed to activated PEG reagents having a variety of structures (branched or multi-armed PEGs, forked PEGs, linear PEGs, etc.) and reactive groups, methods of producing highly pure polymer reagents, PEG pro-drugs having hydrolyzable linkages, PEG-based hydrogels and alternative gel systems and PEG conjugates of certain molecules. Patents or patent applications have issued or have been published in many of these areas.

Our Pulmonary technology patent portfolio relates to pharmaceutical compositions and reagents, medical devices and equipment and methods for preparation, packaging and delivery of our pharmaceutical compositions. This portfolio includes spray drying solutions, emulsions, and suspensions to prepare particles of various morphologies. Patents that have issued in these areas cover inhaler devices, formulations for pulmonary delivery and methods for preparing, packaging and using these formulations and particular active agent formulations for delivery via the respiratory tract.

SCF technology includes contacting an active agent solution or suspension with a supercritical fluid to precipitate active agent particles from the solution or suspension. The patents and patent applications cover both methods of forming particles and apparatus for carrying out such methods and to the extent possible are not limited to the particular product made.

The patent positions of pharmaceutical, biotechnology and drug delivery companies, including ours, involve complex legal and factual issues. There can be no assurance that patents we apply for will be issued, or that patents that are issued will be valid and enforceable. Even if such patents are enforceable, we anticipate that any attempt to enforce our patents could be time consuming and costly. Additionally, the coverage claimed in a patent application can be significantly reduced before the patent is issued. As a consequence, we do not know whether any of our pending patent applications will be granted with broad coverage or whether the claims that eventually issue or that have issued will be circumvented. Since publication of discoveries in scientific or patent literature often lag behind actual discoveries, we cannot be certain that we were the first inventor of inventions covered by our issued patents or pending patent applications or that we were the first to file patent applications for such inventions. Moreover, we may have to participate in interference proceedings in the U.S. Patent and Trademark Office, which could result in substantial cost to us, even if the eventual outcome is favorable. An adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from or to third parties or require us to cease using the technology in dispute.

Numerous pending and issued U.S. and foreign patent rights and other proprietary rights owned by third parties relate to pharmaceutical compositions and reagents, medical devices, and equipment and methods for preparation, packaging and delivery of pharmaceutical compositions. We cannot predict with any certainty which, if any, patent will be considered relevant to our technology by authorities in the various jurisdictions where such rights exist, nor can we predict with certainty which, if any, of these rights will or may be asserted against us by third parties. There can be no assurance that we can obtain a license to any technology that we determine we need on reasonable terms, if at all, or that we could develop or otherwise obtain alternate technology. The failure to obtain licenses if needed would have a material adverse effect on us.

We also rely upon trade secret protection for our confidential and proprietary information. No assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose such technology, or that we can meaningfully protect our trade secrets.

Third parties from time to time have asserted or may assert that we are infringing their proprietary rights based upon issued patents, trade secrets or know-how that they believe cover our technology. In addition, future patents may be issued to third parties that our technology may infringe. We could incur substantial costs in defending ourselves and our partners against any such claims. Furthermore, parties making such claims may be able to obtain injunctive or other equitable relief, which could effectively block our ability to develop or commercialize some or all of our products in the U.S. and abroad, and could result in the award of substantial damages. In the event of a claim of infringement, we and our partners may be required to obtain one or more licenses from third parties. There can be no assurance that our partners and we will be able to obtain such licenses at a reasonable cost, if at all. Defense of any lawsuit or failure to obtain any such required license could have a material adverse effect on us.

Our ability to develop and commercialize our technologies will be affected by our or our partners’ access to drugs that are to be formulated. Many biopharmaceutical drugs, including some of those that are presently under development by us, are subject to issued and pending U.S. and foreign patent rights which may be owned by competing entities. There can be no assurance that we or our partners will be able to provide access to drug candidates for formulation or that, if such access is provided, we or our partners will not be accused of, or determined to be, infringing a third party’s rights and will not be prohibited from working with the drug or be found liable for damages that may not be subject to indemnification. Any such restriction on access or liability for damages would have a material adverse effect on us.

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

Competition

We believe that products developed using our technologies will compete on the basis of one or more of the following parameters: efficacy, safety, reproducibility, patient convenience, and cost benefits. There is intense competition with each of our technology platforms including non-invasive delivery and less invasive delivery of peptides and proteins, and improved formulation and delivery of small molecules by the most common routes of delivery including pulmonary, oral, and injectable delivery. In addition, a number of the products being developed using our technologies have direct and indirect competition from other companies including both drug delivery companies and pharmaceutical companies.

Technology competition

With respect to Nektar Pulmonary Technology, there are a number of companies developing dry powder inhalers, metered dose inhalers and liquid inhalers, including nebulizers, that could compete with us. Companies such as Alexza, Alkermes, Inc., Aradigm Corporation, ML Laboratories, 3M, MannKind Corporation, Microdose Technologies Inc., Skyepharma, KOS and Vectura are all developing technologies that could compete with our pulmonary delivery systems.

With respect to Nektar Advanced PEGylation Technology, there are a number of companies developing alternative PEGylation technologies such as Dow Chemical Company, SunBio Corporation, Mountain View Pharmaceuticals, Inc., Neose, NOF Corporation, and Valentis, Inc., and there may be several other chemical, biotechnology and pharmaceutical companies also developing PEGylation technologies. Indirect competitors to PEGylation for less invasive delivery of peptides and proteins include companies developing technologies for injectable controlled release such as liposomes, microparticles, hydrogels and polysialylation and molecule engineering approaches such as protein engineering, fusion proteins and protein glycosylation.

For each of our technology platforms, we believe we have competitive advantages for certain applications and molecules. We monitor the competitive situation across our technology applications and products and may attempt to develop in-house, in-license or acquire technologies that improve or expand our technology platforms in order to remain competitive.

We are in competition with other drug delivery and drug discovery companies including molecule engineering companies, biopharmaceutical companies, as well as other organizations and individual inventors, many of which have resources much greater than ours including financial, development, and commercialization capabilities. Acquisition of competing companies including drug delivery companies by larger pharmaceutical companies could also enhance our competitors’ position. Accordingly, our competitors could succeed in developing competing technologies and products and gain regulatory approval faster than us or our partners. Development of newer technologies and products could also render our technology and products less or noncompetitive or obsolete.

Product specific competition

Exubera®

There are several direct companies with development programs underway for inhaled insulin products. If these products are approved, they could be competitive to Exubera®. These companies include Novo Nordisk/Aradigm, Lilly/Alkermes, Inc, MannKind Corporation, and Kos Pharmaceuticals, all of which are working on various versions of inhaled insulin products in either a liquid or a dry form. Some products are in late stage clinical testing. We believe Exubera® has a commercial lead over the closest competitor of several years, if these products are approved, based upon public information released by these companies. There are other smaller companies that we believe are developing oral or buccal products for insulin delivery, such as Nobex Corporation, Emisphere Technologies, Inc., Coremed Corporation, and Generex Biotechnology Corporation. Exubera® will also compete with injectable insulins, including both fast-acting and basal longer-acting insulins. Lastly, Exubera® will likely compete with other treatment modalities for diabetes including oral agents and injectable products approved for patients with Type 2 diabetes, such as Byetta®. There are currently no approved pulmonary insulin products in the U.S. or the EU other than Exubera®.

Inhaled Amphotericin B (ABIP)

There are several products approved for the treatment of pulmonary aspergillosis that are administered intraveneously and there are other parenteral forms of Amphotericin B which are partially effective to treat the disease. In addition, there are other drugs being studied for the prevention of aspergillosis including posaconazole and oral Vfend which, if approved, could compete with our proprietary program. There is currently no drug approved for the prevention of pulmonary aspergillosis administered via the pulmonary route.

Inhaled Antibiotics Program

There are no approved drugs approved for treatment or prevention of ventilator associated pneumonia administered via the pulmonary route. There are approved parenteral antibiotics which are partially effective but in certain cases have systemic side effects. There is currently no drug approved that is administered using the pulmonary inhalation method for the treatment of either hospital-acquired pneumonia or ventilator-associated pneumonia in patients on mechanical ventilators.

Employees and Consultants

As of December 31, 2005 we had 777 employees, of which 644 employees were engaged in research and development, including pre-commercial operations and quality activities, and 133 employees were engaged in general administration and business development. We have 292 employees who hold advanced degrees, of which 85 are Ph.D.s. None of our employees is covered by a collective bargaining agreement, and we have experienced no work stoppages. We believe that we maintain good relations with our employees.

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

Available Information

We file electronically with the Securities and Exchange Commission (“SEC”) our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the 1934 Act. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

You may obtain a free copy of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and current reports on Form 8-K and amendments to those reports on the day of filing with the SEC on our website at http://www.nektar.com, by contacting the Investor Relations Department at our corporate offices by calling (650) 631-3100 or by sending an e-mail message to investors@nektar.com. The contents of our website are not part of this Annual Report on Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages and positions of our executive officers as of March 6, 2006:

Name	Age	Position
Robert B. Chess	49	Executive Chairman of the Board*
Ajit S. Gill	57	Director, Chief Executive Officer, and President*
Louis Drapeau	61	Senior Vice President, Finance and Chief Financial Officer
John S. Patton, Ph.D.	59	Director, Founder, and Chief Scientific Officer
David Johnston, Ph.D.	55	Senior Vice President, Research and Development
Nevan C. Elam	38	Senior Vice President, Corporate Operations and General Counsel

Robert B. Chess, has served as Executive Chairman of our board since April 1999, and as a director since May 1992. Mr. Chess served as Co-Chief Executive Officer from August 1998 to April 2000, as President from December 1991 to August 1998, and as Chief Executive Officer from May 1992 to August 1998. From September 1990 until October 1991, he was an Associate Deputy Director in the White House Office of Policy Development. In March 1987, Mr. Chess co-founded Penederm Incorporated, a topical dermatological drug delivery company, and served as its President until February 1989. Prior to co-founding Penederm, Mr. Chess held management positions at Intel Corp., a semiconductor manufacturer, and Metaphor, a computer software company (acquired by International Business Machines Corp.). Mr. Chess holds a B.S. in Engineering from the California Institute of Technology and an M.B.A. from the Harvard Business School. Mr. Chess is chairman of the Bio Ventures for Global Health, a director of Pharsight Corp., a software company, a director of the Biotechnology Industry Organization, a trade organization serving and representing the emerging biotechnology industry and a director of CoTherix, Inc., a cardiopulmonary therapeutics company. Mr. Chess is on the faculty and a lecturer at the Stanford Graduate School of Business where he teaches courses in Health Care Management and Entrepreneurship.

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

Louis Drapeau has served as Senior Vice President, Finance and Chief Financial Officer since January 2006. From August 2002 to August 2005, Mr. Drapeau was Senior Vice President and Chief Financial Officer of BioMarin Pharmaceutical Inc, a fully integrated biopharmaceutical company. From August 2004 to May 2005, Mr. Drapeau also held the position of Acting Chief Executive Officer of BioMarin. Prior to that, Mr. Drapeau spent over 30 years with Arthur Andersen including 19 years as an Audit Partner in Arthur Andersen’s Northern California Audit and Business Consulting practice which also included 12 years as Managing Partner. He holds an undergraduate degree in mechanical engineering and masters in business administration from Stanford University.

John S. Patton, Ph.D., our co-founder, has served as Chief Scientific Officer since November 2001 and as a director since July 1990. Dr. Patton served as Vice President, Research from December 1991 to November 2001. He served as our President from incorporation in July 1990 to December 1991. From 1985 to 1990, Dr. Patton was a Project Team Leader with Genentech, Inc., a biotechnology company, where he headed their non-invasive drug delivery activities. Dr. Patton was on the faculty of the Marine Science and Microbiology Departments at

the University of Georgia from 1979 through 1985, where he was granted tenure in 1984. Dr. Patton received a B.S. in Zoology and Biochemistry from Pennsylvania State University, an M.S. from the University of Rhode Island, a Ph.D. in Biology from the University of California, San Diego and received post doctorate fellowships from Harvard Medical School and the University of Lund, Sweden, both in biomedicine. Dr. Patton is also a director of Halozyme Therapeutics, Inc., a biopharmaceutical company.

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

Nevan C. Elam has served as Senior Vice President of Corporate Operations and General Counsel since January 2005. From March 2004 to December 2004, Mr. Elam served as an advisor to E2open, Inc., a supply chain software company. From February 2002 to March 2004, Mr. Elam served as Chief Financial Officer of E2open and from October 2000 to February 2002, he was Vice President Business and Corporate Development and General Counsel of E2open. Prior to his management roles at E2open, Mr. Elam was a Partner in the corporate practice of the law firm of Wilson Sonsini Goodrich & Rosati, where he worked for eight years. Mr. Elam received his Juris Doctorate from Harvard Law School and a Bachelor of Arts from Howard University.

*On February 7, 2006, Mr. Gill announced his retirement and resignation as President, Chief Executive Officer, and Director, effective as of March 17, 2006. On February 24, 2006, Mr. Chess was appointed as interim President and Chief Executive Officer, effective as of March 17, 2006.

Item 1A. Risk Factors

We are providing the following cautionary discussion of risk factors, uncertainties and possibly inaccurate assumptions that we believe are relevant to our businesses. These are factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results and our forward-looking statements. We note these factors for investors as permitted by Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider this section to be a complete discussion of all potential risks or uncertainties that may substantially impact our business.

Our revenue and results of operations will depend on the successful commercial launch of Exubera®.

We currently depend on Pfizer Inc as the source of a significant portion of our revenues. For the years ended December 31, 2005 and 2004, revenue from Pfizer Inc accounted for 64% and 61%, respectively, of our total revenue. After receipt of regulatory approval for marketing in the U.S. and EU in January 2006 and the anticipated commercial launch of Exubera® by Pfizer Inc in 2006, we expect a significant portion of our future revenue from Pfizer Inc will come from the commercial manufacture and sale of bulk powder insulin to Pfizer Inc, the sale of Exubera® pulmonary inhalers and component parts to Pfizer Inc, and royalties from Exubera® product sales by Pfizer Inc. There can be no assurance regarding the timing or success of the Exubera® commercial launch which will depend on such factors as the timing, scope, and size of Pfizer Inc’s investment in the commercial launch of Exubera®, physician and patient education and experiences, third party payor reimbursement, country specific pricing approvals, and competition from alternative insulin therapies. If the commercial launch of Exubera® is delayed or not successful it would significantly and negatively impact our revenue and results of operations.

If we are not able to manufacture and supply sufficient quantities of powder formulated drugs to meet market demand it would negatively impact our revenue and results of operations.

Drug Powder Product Manufacturing

We have limited experience manufacturing powder drug products at commercial scale. With respect to drugs based on the Nektar Pulmonary Technology, such as Exubera®, we have only performed powder processing on the scale needed for larger clinical trials but not commercial production. We may encounter manufacturing and quality control problems as we scale-up powder processing to provide commercial quantities such as insulin powder manufacturing for Exubera®. We may not successfully scale-up or expand commercial production in a timely manner or at a commercially reasonable cost, if at all. Our failure to scale up manufacturing could delay or prevent large scale clinical testing and commercialization of our products and would negatively impact our revenues and results of operations. In addition, adding manufacturing capacity requires large capital investments and substantial periods of time to implement and obtain regulatory qualifications for additional manufacturing capacity. As a result of this manufacturing capacity limitation, unplanned fluctuations in demand could result in our inability to meet market demand or increased inventory requirements.

We anticipate periodic regulatory inspections of our insulin powder manufacturing facilities for compliance with applicable regulatory requirements. The results of these inspections could result in costly manufacturing changes, facility or capital equipment upgrades, or suspension or revocation of regulatory approval for our manufacturing site. Manufacturing delays pending resolution of regulatory suspensions or disqualifications would have a severe negative impact on our revenue and results of operations.

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

Drug Powder Packaging and Filling

Our fine particle powders and small quantity packaging utilized for drugs based on Nektar Pulmonary Technology, such as the Exubera® product, require special handling. We have designed and qualified automated filling equipment for small and moderate quantity packaging of fine powders and we have yet to prove that we can scale-up an automated filling system that can handle the small dose and particle sizes of our powders in commercial quantities. There is a risk that we will not be able to scale-up our automated filling equipment in a timely manner or at commercially reasonable costs. Any failure or delay in such scale-up would delay product development or substantially impede commercialization of products based on Nektar Pulmonary Technology and would negatively impact our revenues and results of operations.

There can be no assurance we will be able to manufacture products on our auto-filler system in a timely manner or at a commercially reasonable cost. Any delay or failure in further developing such technology would delay product development or impede commercialization of our products and would have a materially adverse effect on our business.

We depend on two contract manufacturers to manufacture the Exubera® inhaler devices and the failure to manufacture sufficient quantities of inhalers to meet market demand would negatively impact our revenues and results of operations.

We depend on two contract manufacturers to manufacture our pulmonary inhaler device for Exubera®. Dependence on these two contract manufacturers for the manufacture of our Exubera® Inhaler devices and their suppliers may adversely affect our cost of goods and our ability to scale manufacturing to meet market demand. Because the manufacturing process for the Exubera® Inhaler is very complex and subject to extensive government regulations, alternative qualified contract manufacturers or increased capacity may not be available on a timely basis or at all. Increasing manufacturing capacity at our contract manufacturers involves risks and uncertainties including significant lead time requirements, increased capital investments, the recruitment and training of additional qualified personnel, and other operational complexities.

We also depend on the suppliers of our contract manufacturers to provide a large number of component parts for the Exubera® Inhaler in sufficient quantities and on a timely basis to meet market demand. A failure by one or more of these suppliers to provide sufficient parts or components on a timely basis to meet market demand would limit our Exubera® Inhaler production capacity and would have a negative impact on our revenue and results of operations.

In addition, we anticipate periodic regulatory inspections of our contract manufacturers’ facilities. Although our contract manufacturers have obligations to comply with regulatory requirements, the results of these regulatory inspections could result in costly manufacturing changes, facility or capital equipment upgrades or expansion, or suspension or revocation of U.S. and/or EU approval for one or both of our contract manufacturers. Manufacturing delays pending resolution of regulatory suspensions or disqualifications would have a severe impact on our results of operations, financial position, contractual obligations, regulatory approvals, and market share.

If Pfizer Inc is not able to manufacture or fill the bulk insulin powder in sufficient quantities to meet market demand it would negatively impact our revenues and results of operations.

Pfizer Inc has responsibility for manufacturing approximately half of the bulk insulin powder for Exubera®. Pfizer may encounter manufacturing and control problems as they scale-up commercial scale powder processing. Pfizer may not be able to successfully achieve commercial scale-up to meet market demand. In addition, we anticipate periodic FDA inspections of Pfizer Inc’s bulk insulin powder manufacturing facilities for regulatory compliance. The results of these regulatory inspections could result in costly manufacturing changes, facility or capital equipment upgrades, suspension or revocation of FDA approval for Pfizer Inc manufacturing sites. Manufacturing delays pending resolution of FDA suspension or disqualifications would have a negative impact on our revenue, results of operations, regulatory approvals, and public confidence in the Exubera® product.

Pfizer Inc has responsibility for the automated filling of all of the insulin blister packs for Exubera®. We have developed and transferred to Pfizer Inc an automated filling technology which we believe will be capable of filling blisters on a production scale for Exubera®. There are significant technical challenges in scaling-up an automated filling system that can handle the small dose and particle sizes of our powders in commercial quantities. Any failure, delay, or lack of scale in the automated filling process would impede commercialization of Exubera® and would negatively impact our revenues and results of operations.

In February 2006, Pfizer Inc announced that it had closed a transaction to acquire sanofi-aventis’s partnership interest in the bulk insulin manufacturing facility located in Frankfurt, Germany. Any disruption in manufacturing as a result of post-acquisition integration challenges or other issues could impact the commercial supply of bulk insulin powder and it would negatively impact our revenues and results of operations.

The discovery of any new or more severe side effects or negative efficacy findings for Exubera® could significantly harm our business.

While the safety of Exubera® for patients has been extensively studied in clinical trials with generally mild to moderate side-effects to date, Pfizer Inc is conducting controlled long-term safety and efficacy studies of Exubera®. Exubera® is known to have certain side effects such as a small decrease in lung function generally within the first months of treatment, lowered blood sugar levels that typically occurs with other insulin therapies, and a mild cough within seconds to minutes after taking Exubera®. There can be no assurance that additional or more severe side effects or negative efficacy findings may be discovered based on Pfizer Inc’s long-term safety and efficacy studies or required reporting of adverse events regarding Exubera®, any of which could severely harm our business and result in one or more of the following regulatory events:

•	a voluntary or involuntary recall or market withdrawal of Exubera®;

•	labeling changes such as additional contraindications, warnings, precautions, or adverse reactions that would limit Exubera® market potential; and/or

•	a ‘boxed’ warning in the label; narrowing or other negative alterations to the labeling; restrictions on distribution.

In addition, one or more of the above factors would also have the potential to negatively impact pending and planned regulatory registrations for Exubera® in other countries.

If government and private insurance programs do not pay for our products they will not be widely accepted and it would have a negative impact on our revenue and results of operations.

In both domestic and foreign markets, sales of our products under development will depend in part upon pricing approvals by government authorities and the availability of reimbursement from third-party payors, such as government health administration authorities, managed care providers, private health insurers and other organizations. In addition, such third-party payors are increasingly challenging the price and cost effectiveness of medical products and services. Significant uncertainty exists as to the pricing approvals for, and the reimbursement status of, newly approved health care products. For example, Type 1 and Type 2 diabetes patients have current insulin therapies available to them, primarily injectable and oral insulin therapies. Pricing for Exubera® could be at a premium to currently available insulin therapies. Therefore, an important factor in the success of the Exubera® commercial launch will be the timing and availability of reimbursement from third-party payors. Moreover, legislation and regulations affecting the pricing of pharmaceuticals may change before regulatory agencies approve our proposed products for marketing. Adoption of such legislation and regulations could further limit pricing approvals for, and reimbursement of, medical products. A government or third-party payor decision not to approve pricing for, or provide adequate coverage and reimbursements of, our products would limit market acceptance of such products.

If product liability lawsuits are brought against us, we may incur substantial liabilities.

The manufacture, testing, marketing and sale of medical products involves an inherent risk of product liability. If product liability costs exceed our product liability insurance coverage, we may incur substantial liabilities that could have a severe negative impact on our financial position. Whether or not we were ultimately successful in product liability litigation, such litigation would consume substantial amounts of our financial and managerial resources, and might result in adverse publicity, all of which would impair our business. We may not be able to maintain our clinical trial insurance or product liability insurance at an acceptable cost, if at all, and this insurance may not provide adequate coverage against potential claims or losses.

If we are not successful in designing and developing new and next generation pulmonary inhaler devices it would negatively impact our revenue and results of operations.

We face many technical challenges in developing our pulmonary inhaler device to work with a broad range of drugs, to produce such devices in sufficient quantities once developed, and to adapt the devices to different powder formulations. Our pulmonary inhaler device being used with Exubera® has been approved by regulators in the U.S. and EU. Following commercialization of Exubera® or in connection with other pulmonary products that we are developing or may develop, additional design and development work may be required to optimize the device for field reliability, changes required by regulators or other issues that may be important to its commercial success such as device portability, convenience, reliability, and ease of use. Additional design and development work could lead to a delay in regulatory approval for any product that incorporates the device. There is a risk that we will not successfully meet one or more of these challenges and it would negatively impact our revenues and results of operations.

If our competitors develop and sell better drug delivery and formulation technologies, then our products or technologies may be uncompetitive or obsolete and it would negatively impact our revenues and results of operations.

We are aware of other companies engaged in developing and commercializing drug delivery and formulation technologies similar to our technologies. Some of our competitors with regard to Nektar Pulmonary Technology include Alexza MDC, Alkermes, Inc., Aradigm Corporation, 3M, MannKind Corporation, Microdose Technologies Inc., Quadrant Technologies Limited, Skyepharma, and Vectura. In the non-invasive delivery of insulin, there are companies working on inhaled insulin products such as Aradigm Corporation, Alkermes, Inc., Microdose Technologies Inc., Quadrant Technologies Limited, and MannKind Corporation, all of which are working on pulmonary products and most with announced pharmaceutical partners. Although none of these products are currently approved, if they are approved in any of the markets where Exubera® is approved, this could affect our revenues from Exubera®. In particular, certain of our competitors have announced inhaled insulin programs that, if approved, could compete with Exubera® based on smaller devices and/or different insulin formulations that may provide increased efficacy, convenience, ease of use, and/or reliability. Some of our competitors with regard to Nektar Advanced PEGylation Technology include Dow Chemical Company, SunBio Corporation, Mountain View Pharmaceuticals, Inc., Neose, NOF Corporation, and Valentis, Inc., and there may be several chemical, biotechnology, and pharmaceutical companies also developing PEGylation technologies. Some of these companies license or provide the technology to other companies, while others are developing the technology for internal use.

Many of our competitors have greater research and development capabilities, experience, manufacturing, marketing, financial and managerial resources than we do and represent significant competition for us. Acquisitions of or collaborations with competing drug delivery companies by large pharmaceutical or biotechnology companies could enhance our competitors’ financial, marketing and other resources. Accordingly, our competitors may succeed in developing competing technologies, obtaining regulatory approval for products, or gaining market acceptance before us. Developments by others could make our products or technologies uncompetitive or obsolete. For example, certain competitors for our Exubera® product could successfully develop, obtain regulatory approval, and commercialize a more convenient, easy to use, smaller pulmonary insulin inhaler device for insulin which could negatively impact market share for Exubera®. There can be no assurance that we or our partners will successfully develop, obtain regulatory approvals, and commercialize next generation products or new products that will successfully compete with those of certain of our competitors.

If the collaborative partners we depend on to obtain regulatory approvals for and commercialize our partner products are not successful, or if such collaborations fail, then the product development or commercialization of our partner products may be delayed or unsuccessful.

When we sign a collaborative development agreement or license agreement to develop a product with a drug or biotechnology company, the drug or biotechnology company is generally expected to:

•	synthesize active pharmaceutical ingredients to be used as medicines;

•	design and conduct large scale clinical studies;

•	prepare and file documents necessary to obtain government approvals to sell a given drug product; and/or

•	market and sell our products when and if they are approved.

Reliance on collaborative relationships poses a number of risks, including:

•	the potential inability to control whether and the extent to which our collaborative partners will devote sufficient resources to our programs or products;

•	disputes which may arise in the future with respect to the ownership of rights to technology and/or intellectual property developed with collaborative partners;

•	disagreements with collaborative partners which could lead to delays in or termination of the research, development or commercialization of product candidates, or result in litigation or arbitration;

•	the potential for contracts with our collaborative partners to fail to provide significant protection or to be effectively enforced if one of these partners fails to perform. Collaborative partners have considerable discretion in electing whether to pursue the development of any additional products and may pursue alternative technologies or products either on their own or in collaboration with our competitors;

•	the potential for collaborative partners with marketing rights to choose to devote fewer resources to the marketing of our products than they do to products of their own development;

•	risks related to the ability of our collaborative partners to pay us; and

•	the potential for collaborative partners to terminate their agreements with us unilaterally for any or no reason.

Given these risks, there is a great deal of uncertainty regarding the success of our current and future collaborative efforts.

We have entered into collaborations in the past that have been subsequently terminated. If other collaborations are suspended or terminated, our ability to commercialize certain other proposed products could also be negatively impacted. If our collaborations fail, our product development or commercialization of products could be delayed or cancelled and it would negatively impact our revenues and results of operations.

If we are not able to manufacture our dry powder inhaler device in commercially feasible quantities or at commercially feasible costs, then our Pulmonary Technology products may not be successfully commercialized.

In addition to our inhaler device being used with Exubera®, we are developing a breath-actuated compact dry powder inhaler device (“DPI”). We are developing the DPI device to be appropriate for the delivery of either large or small molecules for short-term use. We face many unique technical challenges in developing the DPI device to work with a broad range of drugs, producing the DPI device in sufficient quantities and adapting the DPI device to different powder formulations. Our DPI device is still in clinical testing and production scale-up work is ongoing. Further design and development will be required to obtain regulatory approval for the DPI device, enable commercial manufacturing, insure field reliability or manage other issues that may be important to its commercial success. Such additional design and development work may lead to a delay in efforts to obtain regulatory approval for any product that incorporates the DPI device, or could delay the timeframe within which the device could be ready for commercial launch. There is a risk that we will not successfully achieve any of these challenges. Our failure to overcome any of these challenges would negatively impact our revenues and results of operations.

Our increasing investment in the development and commercialization of our proprietary products prior to seeking partnering arrangements may be unsuccessful and adversely impact our financial condition and liquidity.

We intend to fund significant development expenses associated with the development and commercialization of new products, including clinical trials, prior to seeking collaborative relationships with pharmaceutical and biotechnology partners. While we believe this strategy may result in improved economics for any products ultimately developed and approved, it will require us to invest significant funds in developing these products without reimbursement from a collaborative partner. If we are ultimately not able to negotiate acceptable collaborative arrangements with respect to these products, or any arrangements we do negotiate are not successful, we may not receive an adequate return on these investments and our results of operations and financial condition would suffer. Even if our development efforts are ultimately successful, our increased investment in the development of these products could adversely impact our results of operations and liquidity prior to their commercialization.

If we fail to establish future successful collaborative relationships, then our financial results may suffer and our product development efforts may be delayed or unsuccessful.

We intend to seek future collaborative relationships with pharmaceutical and biotechnology partners to fund some of our research and development expenses and to develop and commercialize potential products. Further, we anticipate that the timing of drug development programs under existing collaborative agreements with our partners will continue to affect our revenues from such agreements. We may not be able to negotiate acceptable collaborative arrangements in the future, and any arrangements we do negotiate may not be successful. If we fail to establish additional collaborative relationships, we will be required to undertake research, development, marketing, and manufacturing of our proprietary product programs at our own expense or discontinue or reduce these activities.

If our technologies are not commercially feasible, then it would negatively impact our revenues and results of operations.

We are in an early stage of development with respect to most of our products. There is a risk that our technologies will not be commercially feasible. Even if our technologies are commercially feasible, they may not be commercially accepted across a range of large and small molecule drugs. Exubera® is the only product using Nektar Pulmonary Technology that has been approved for use. Although the Nektar Advanced PEGylation Technology has been incorporated in six products most of the products incorporating this technology are still in clinical trials. The Nektar SCF Technology is in an early stage of feasibility testing. Our potential products require extensive research, development and preclinical and clinical testing. Our potential products also may involve lengthy regulatory reviews and require regulatory approval before they can be sold. We do not know if, and cannot provide assurance that, any of our potential products will prove to be safe and effective, accomplish the objectives that we or our collaborative partners are seeking through the use of our technologies, meet regulatory standards, or continue to meet such standards if already approved. There is a risk that we, or our collaborative partners, may not be able to produce any of our potential products in commercial quantities at acceptable costs, or market them successfully. Failure to achieve commercial feasibility, demonstrate safety, achieve clinical efficacy, obtain regulatory approval for, or successfully market products will negatively impact our revenues and results of operations.

If our pre-clinical or clinical testing trials are delayed or unsuccessful, then we will experience delay or be unsuccessful in having our products commercialized, and our business will be significantly harmed.

Except for Exubera® and products using Nektar Advanced PEGylation Technology that have already been approved for marketing by the FDA or other regulatory agencies, our product candidates are still in research and development, including preclinical testing and clinical trials. Preclinical testing and clinical trials are long, expensive and uncertain processes. It may take us, or our collaborative partners, several years to complete these trials, and failure can occur at any stage in the process. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later stage clinical trials, even after promising results in earlier trials.

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

If our technologies do not satisfy certain basic feasibility requirements such as total system efficiency and the ability to efficiently attached PEG polymer chains, then our products may not be commercially feasible or competitive.

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

We may not be able to identify and produce powdered or other formulations of drugs that retain the physical and chemical properties needed to work effectively with our inhaler devices for deep lung delivery using our Pulmonary Technology, or through other methods of drug delivery using our Advanced PEGylation Technology. Formulation stability is the physical and chemical stability of the drug over time and under various storage, shipping and usage conditions. Formulation stability will vary with each drug formulation and the type and amount of ingredients that are used in the formulation. Since our drug formulation technology is new and largely unproven, we do not know if our drug formulations will retain the needed physical and chemical properties and performance of the drugs. Problems with formulated drug powder stability in particular would negatively impact our ability to develop products based on our Pulmonary Technology or Supercritical Fluid Technology, or obtain regulatory approval for or market such products.

If our drug delivery technologies are not safe, then regulatory approval of our (or our partners) products may not be obtained, or our (or our partners) products may not be developed or marketed of our (or our partners) products may be suspended following commercialization.

We, or our collaborative partners, may not be able to prove that potential products using our technologies are safe. Our products require lengthy laboratory, animal and human testing. We cannot be certain that these products, and our technology upon which these products are based, will be safe or will not produce adverse side effects. The safety of our formulations will vary with each drug and the ingredients used in our formulation. If any product is found not to be safe, the product will not be approved for marketing or commercialization. In addition, even if a product is approved and commercialized, regulatory authorities could still later suspend or terminate the license to market the product if it is determined that the product does not meet safety or other standards.

If the products using Nektar Pulmonary Technology do not provide consistent doses of medicine, then we will not be able to develop, and we or our partners will not be able to obtain regulatory approval for and commercialize products.

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

Since our Pulmonary Technology is still in development and has only been approved for Exubera® and has yet to be commercialized on a broad scale, we cannot be certain that we will be able to develop reproducible dosing of any potential product.

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

Later discovery from such review and inspection of previously unknown problems may result in restrictions on marketed products or on us, including withdrawal of such products from the market, voluntary recall, or suspension of our manufacturing operations. The failure to obtain timely regulatory approval of products, any product marketing limitations or a product withdrawal would negatively impact our revenues and results of operations.

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

If we are not able to manufacture products using Nektar Advanced PEGylation Technology in commercially feasible quantities or at commercially feasible costs, then our products will not be successfully commercialized.

If we are not able to scale-up to large clinical trials or commercial manufacturing for products based on Nektar Advanced PEGylation Technology in a timely manner or at a commercially reasonable cost, we risk not meeting our customers’ supply requirements or our contractual obligations. Production problems encountered during the second and third quarters of 2004 resulted in the temporary shutdown of our manufacturing facility with respect to our Advanced PEGylation products. This resulted in a decrease in product revenues and gross margin compared to 2003. Although we believe we have addressed these manufacturing problems by expanding our manufacturing capacity, our failure to satisfactorily address these issues in the future or additional production problems may negatively impact our product revenues and results of operations in future periods. In addition, our failure to solve any of these problems could delay or prevent late stage clinical testing, regulatory approval for, and commercialization of our products using Nektar Advanced PEGylation Technology and could negatively impact our revenues and results of operations.

If the market does not accept products based on our technologies, then our revenues and results of operations will be adversely affected.

The commercial success of our potential products depends upon market acceptance by health care providers, third-party payors like health insurance companies and government reimbursement programs, and patients. Our products under development use new technologies and there is a risk that the market will not accept our potential products. Market acceptance will depend on many factors, including:

•	the safety and efficacy of products demonstrated in clinical trials;

•	favorable regulatory approval and product labeling;

•	the frequency of product use;

•	the ease of product use;

•	the availability of third-party reimbursement;

•	the availability of alternative technologies; and

•	the price of our products relative to alternative technologies.

There is a risk that health care providers, patients or a third party payors will not accept products using our drug delivery and formulation technologies. If the market does not accept our potential products, our revenues and results of operations would be significantly and negatively impacted.

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

We have filed patents applications (and we plan to file additional patent applications) covering, among other things, aspects of: Nektar Pulmonary Technology (in general and as it relates to specific molecules) including, without limitation, our powder processing technology, our powder formulation technology, and our inhalation device technology; our Advanced PEGylation Technology; and certain other early stage technologies. As of December 31, 2005, we owned 1,018 issued U.S. and foreign patents that cover various aspects of our technologies, and we have a number of patent applications pending.

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

In July 2005, a complaint was filed by The Board of Trustees of the University of Alabama (“UAH”) against Nektar Therapeutics AL, Corporation, and Nektar Therapeutics in the United States District Court for the Northern District of Alabama. The complaint alleges patent infringement, breach of a contract royalty obligation, violation of the Alabama Trade Secrets Act, and unjust enrichment. In August 2005, UAH amended its complaint to add J. Milton Harris, a Nektar employee, as a party to the litigation, add certain additional claims, seek declaratory judgment on patents assigned to the Company, and seek compensatory, treble and punitive damages, all in unspecified amounts. In December 2005, UAH filed its second amended complaint expanding its previously asserted claims that the Company and Harris had infringed patents of UAH, misappropriated and taken intellectual property rightfully belonging to UAH, concealed intellectual property from UAH that was rightfully the property of UAH, and converted these discoveries for their own profit notwithstanding that the Company and Harris were fully aware that the inventions rightfully belonged to UAH. UAH further claimed fraudulent concealment, conversion, detinue, misrepresentation, conspiracy, and, as against Harris, breach of express and implied contract and breach of an assignment of application. UAH is seeking equitable relief including declaratory judgment, the imposition of a constructive trust, specific performance, injunction, accounting and other relief on the theory that UAH should be the record holder of certain patent’s assigned to the Company. We have filed and continue to assert a counterclaim against UAH seeking full refund of all royalty payments erroneously paid to UAH under the patent at issue in the original complaint. The litigation is at too early a stage to make an assessment about the probability of the outcome in the case. We intend to vigorously defend ourselves in this litigation, however, there can be no assurances that we will be successful in such defense.

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

Our corporate headquarters, including a substantial portion of our research and development and manufacturing operations, are located in the San Francisco Peninsula, a region known for seismic activity. A significant natural disaster such as an earthquake could have a material adverse impact on our business, results of operations, and financial condition. There are no backup facilities for some of our manufacturing operations located in the San Francisco Peninsula and in the event of any earthquake or other natural disaster or terrorist event, we would not be able to manufacture and supply bulk powder drugs without significant disruption to certain of our other facilities and certain of our collaborative partners located elsewhere may also be subject to catastrophic events such as hurricanes and tornadoes, any of which could have a material adverse effect on our business, results of operations, and financial condition.

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

As of December 31, 2005, we had approximately $417.7 million in long-term convertible subordinated notes, $20.3 million in non-current capital lease obligations, and $21.8 million in other long-term liabilities. Our substantial long-term indebtedness, which totaled $459.8 million as of December 31, 2005, has and will continue to impact us by:

•	making it more difficult to obtain additional financing; and

•	constraining our ability to react quickly in an unfavorable economic climate.

Currently we are not generating positive cash flow. Delay or lack of success in the commercial launch of Exubera®, or other adverse occurrences related to our product development efforts will adversely impact our ability to meet our obligations to repay the principal amounts on our convertible subordinated notes when due. In addition, if the market price of our common stock is below the related conversion price, the holders of the related outstanding convertible subordinated notes will not likely convert such securities to equity in accordance with their existing terms. If we are unable to satisfy our debt service requirements, substantial liquidity problems could result. As of December 31, 2005 we had cash, cash equivalents and short-term investments valued at approximately $566.4 million. We expect to use a substantial portion of these assets to fund our on-going operations over the next few years. Of our approximately $417.7 million of convertible subordinated notes outstanding as of December 31, 2005, $102.7 million will mature in 2007, and the remaining $315.0 million will mature in 2012. We may not generate sufficient cash from operations to repay our convertible subordinated notes or satisfy any other of these obligations when they become due and may have to raise additional funds from the sale of equity or debt securities or otherwise restructure our obligations in order to do so. There can be no assurance that any such financing or restructuring will be available to us on commercially acceptable terms, if at all.

If we cannot raise additional capital our financial condition may suffer.

Our capital needs may change as a result of numerous factors including without limitation significant investments in our proprietary product programs, and may result in additional funding requirements. In addition, we may choose to raise additional capital due to market conditions or strategic considerations. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to our stockholders.

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

Our ability to offer commercially viable products, achieve our expansion objectives, manage our growth effectively and satisfy our commitments under our collaboration agreements depend on a variety of factors, all of which must be successfully managed. Key factors include our ability to develop products internally, enter into strategic partnerships with collaborators, attract and retain skilled employees and effectively expand our internal organization to accommodate anticipated growth including integration of any potential businesses that we may acquire. If we are unable to manage some or all of these factors effectively, our business could grow too slowly or too quickly to be successfully sustained, thereby resulting in material adverse effects on our business, financial condition and results of operations.

If we fail to manage our executive officer transitions, our business may suffer.

In the first quarter of 2006, our former Chief Financial Officer resigned and our Chief Executive Officer has announced his resignation. Although we believe our current Chief Financial Officer is very experienced and our interim Chief Executive Officer has been involved with the Company for a significant period of time as a prior executive officer and director, any delays or inefficiencies in the transition of responsibilities may also hinder our growth and progress. In addition, we are currently in the process of recruiting a new Chief Executive Officer and a prolonged delay in successfully recruiting this person or inefficiencies in the transition of duties may also hinder our growth and progress.

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

We have never had a profitable year and, through December 31, 2005, we have an accumulated deficit of approximately $902.2 million. We expect to continue to incur substantial and potentially increasing losses over at least the next few years as we expand our research and development efforts, testing activities and manufacturing operations, and as we further expand our late stage clinical and early commercial production facilities. Most of our potential products are in the early stages of development. Our revenues to date have consisted primarily of payments under short-term research and feasibility agreements and development contracts.

To achieve and sustain profitable operations, we must, alone or with others, successfully develop, obtain regulatory approval for, manufacture, introduce, market and sell products using our drug delivery technologies. In particular, the successful commercial launch and market acceptance of Exubera® will be very important to our financial condition. There is risk that we will not generate sufficient product or contract research revenue to become profitable or to sustain profitability.

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

Our stock price is volatile. In the twelve-month year ending December 31, 2005, based on closing bid prices on The NASDAQ National Market, our stock price ranged from $13.41 to $19.80. We expect our stock price to remain volatile. A variety of factors may have a significant effect on the market price of our common stock, including:

•	announcement of results indicating the level of success of the commercial launch and market acceptance of Exubera®;

•	clinical trial results or product development delays or delays in product approval or launch;

•	announcements by collaboration partners as to their plans or expectations related to products using our technologies;

•	announcements or terminations of collaborative relationships by us or our competitors;

•	fluctuations in our results of operations;

•	developments in patent or other proprietary rights;

•	announcements of technological innovations or new therapeutic products that may compete with our approved products or products under development;

•	governmental regulation;

•	litigation brought against us;

•	public concern as to the safety of drug formulations developed by us or others; and

•	general market conditions.

New and potential new accounting pronouncements may impact our future financial position and results of operations.

There may be potential new accounting pronouncements or regulatory rulings, which may have an impact on our future financial position and results of operations. For example, in December 2004, the FASB issued an amendment to SFAS No. 123, Accounting For Stock-Based Compensation (“FAS 123R”). We have implemented this standard for the reporting period commencing January 1, 2006. SFAS No. 123 eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25 (“APB 25”), and instead requires companies to recognize compensation expense using a fair-value based method for costs related to share-based payments including stock options, [restricted stock awards], and employee stock purchase plans. The adoption of SFAS No. 123R will materially impact our financial position and results of operations for future periods. Our actual share-based compensation expense in 2006 and subsequent periods will be dependent on a number of factors, including the amount of awards granted and the fair value of those awards at the time of grant. Also, a change in accounting pronouncements or taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. Other new accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practice have occurred and may occur in the future. Changes to existing rules, future changes, if any, or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business, which may also adversely affect our stock price.

Our business is subject to changing regulation of corporate governance and public disclosure that has increased both our costs and the risk of noncompliance.

We are subject to rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the SEC and NASDAQ, have issued new requirements and regulations and continue to develop additional regulations and requirements in response to recent laws enacted by Congress, most notably The Sarbanes-Oxley Act of 2002 (“SOX”). Our efforts to comply with these new regulations have resulted in, and are likely to continue to result in, substantial general and administrative expenses and a diversion of management time and attention to SOX compliance activities.

In particular, our efforts to comply with Section 404 of SOX and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment has required, and continues to require, the commitment of significant financial and managerial resources. Our management determined, as of the year ended December 31, 2004, that we had a material weakness in our internal control over financial reporting and that our disclosure controls and procedures were not effective. We began our remediation efforts in the first half of 2005 and management continued to evaluate the effectiveness of our internal controls over financial reporting through December 31, 2005, when we concluded that there were no deficiencies in our internal control over financial reporting that would constitute a material weakness as of that date. Although we are making additional improvements in our internal controls over financial reporting, in future periods we may conclude that we have one or more material weaknesses, and remedying these material weaknesses may require significant additional financial and managerial resources and could result in a loss of investor confidence in our internal controls and financial reporting.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently lease facilities in San Carlos and Mountain View, California, Hyderabad, India, Galway, Ireland, and a complex in Bradford, England. We own two facilities in Huntsville, Alabama.

One of our facilities in San Carlos covers approximately 230,000 square feet and is leased pursuant to a 15-year lease agreement expiring in June 2012. This facility serves as our corporate headquarters and is used for research and development, manufacturing, and administration. This manufacturing facility operates under cGMP and has been approved and licensed by the State of California to manufacture clinical supplies for use in human clinical trials.

The second facility in San Carlos covers approximately 124,600 square feet. The payments from lease cancellation fees on an approximate 45,600 square feet expire in August 2007, while the lease on the remaining approximate 79,000 square feet expires in September 2016. This facility houses research and development and administrative offices.

We occupy a facility in Mountain View that covers approximately 32,148 square feet and is leased pursuant to a 5-year lease agreement expiring in February 2009. This facility is used for research and development, manufacturing and administration. This manufacturing facility operates under cGMP and has been approved and licensed by the State of California to manufacture devices for use in pulmonary drug delivery. The facility was previously leased by Aerogen, Inc., which we acquired in October 2005.

We occupy a facility in Ireland that covers approximately 2,500 square feet and on a lease agreement expiring in December 2006. This facility is used for research and development, manufacturing and administration. This manufacturing facility operates under cGMP to manufacture devices for use in pulmonary drug delivery. The facility was previously leased by Aerogen (Ireland) Limited. As a result of our acquisition of

Aerogen in October 2005, we acquired a land lease with the Irish Development Agency. At this time, we do not have plans for developing the facility.

We have two locations in Huntsville, Alabama related to Nektar Advanced PEGylation Technology operations which we own. Our Church Street location is the site for the manufacture of PEG derivatives and is approximately 85,000 square feet and is owned by us. Our Discovery Drive location is approximately 50,000 square feet and is owned by us. This facility houses research and development and administrative offices.

We occupy a complex in Bradford, England that covers approximately 17,500 square feet, consisting of several units with varying lease terms through 2009. This facility is used for research and development, clinical research, and administration related to our supercritical fluids technology.

In 2005, we began leasing facilities in India that cover approximately 11,050 cumulative square feet, consisting of several units with lease terms expiring in May 2008. These facilities are used for research and development, clinical research and administration.

Item 3. Legal Proceedings

On July 12, 2005, a complaint was filed by The Board of Trustees of the UAH against Nektar Therapeutics AL, Corporation, and Nektar Therapeutics in the United States District Court for the Northern District of Alabama. The complaint alleges patent infringement, breach of a contract royalty obligation, violation of the Alabama Trade Secrets Act, and unjust enrichment. On August 3, 2005, UAH amended its complaint to add J. Milton Harris, a Nektar employee, as a party to the litigation, add certain additional claims, seek declaratory judgment on patents assigned to Nektar, and seek compensatory, treble and punitive damages, all in unspecified amounts. On December 13, 2005, UAH filed its second amended complaint expanding its previously asserted claims that Nektar and Harris had infringed patents of UAH, misappropriated and taken intellectual property rightfully belonging to UAH, concealed intellectual property from UAH that was rightfully the property of UAH, and converted these discoveries for their own profit notwithstanding that Nektar and Harris were fully aware that the inventions rightfully belonged to UAH. UAH further claimed fraudulent concealment, conversion, detinue, misrepresentation, conspiracy, and, as against Harris, breach of express and implied contract and breach of an assignment of application. UAH is seeking equitable relief including declaratory judgment, the imposition of a constructive trust, specific performance, injunction, accounting and other relief on the theory that UAH should be the record holder of certain patent’s assigned to Nektar. We have filed and continue to assert a counterclaim against UAH seeking full refund of all royalty payments erroneously paid to UAH under the patent at issue in the original complaint. The litigation is at too early a stage to make an assessment about the probability of the outcome in the case. We intend to vigorously defend ourselves in this litigation, however, there can be no assurances that we will be successful in such defense.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders in the three-month period ended December 31, 2005.

PART II

Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters

Our Common Stock trades on the NASDAQ National Market under the symbol “NKTR.” The table below sets forth the high and low closing sales prices for our Common Stock (as reported on the NASDAQ National Market) during the periods indicated.

	High	Low
Year Ended December 31, 2004:
1st Quarter	$23.24	$14.30
2nd Quarter	22.83	16.33
3rd Quarter	19.81	9.69
4th Quarter	20.46	13.95
Year Ended December 31, 2005:
1st Quarter	$19.80	$13.41
2nd Quarter	19.02	13.72
3rd Quarter	19.59	16.24
4th Quarter	17.49	14.66

As of March 6, 2006, there were approximately 355 holders of record of our Common Stock. We have not paid any cash dividends since our inception and do not intend to pay any cash dividends in the foreseeable future.

Information regarding our equity compensation plans as of December 31, 2005 is disclosed in Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters and incorporated by reference from the definitive proxy statement for our 2006 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form under the heading “Equity Compensation Plan Information.”

Issuer Purchases of Equity Securities

In September 2005, the Company retired the following outstanding convertible subordinated notes in privately negotiated cash transactions:

Description of Security	Principal Amount Retired	Cash Payment
5% convertible subordinated notes due February 2007	$25.4 million	$25.5 million
3.5% convertible subordinated notes due October 2007	$45.9 million	$45.5 million

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

	Years ended December 31,
	2005	2004	2003	2002	2001
Statement of Operations Data:
Revenue:
Contract research revenue	$81,602	$89,185	$78,962	$76,380	$68,899
Product sales	29,366	25,085	27,295	18,465	8,569
Exubera commercialization readiness	15,311	—	—	—	—

Total revenue	126,279	114,270	106,257	94,845	77,468
Total operating costs and expenses	308,912	188,212	171,012	193,658	333,213
Loss from operations (2)	(182,633)	(73,942)	(64,755)	(98,813)	(255,745)
Gain (loss) on debt extinguishment	(303)	(9,258)	12,018	—	—
Interest and other income (expense), net	(2,312)	(18,849)	(12,984)	(8,655)	5,737
Benefit (provision) for income taxes	137	163	(169)	—	—

Net loss	$(185,111)	$(101,886)	$(65,890)	$(107,468)	$(250,008)

Basic and diluted net loss per share (1)	$(2.15)	$(1.30)	$(1.18)	$(1.94)	$(4.71)
Shares used in computation of basic and diluted net loss per share (2)	85,915	78,461	55,821	55,282	53,136

	Years ended December 31,
	2005	2004	2003	2002	2001
Balance Sheet Data:
Cash, cash equivalents and investments	$566,423	$418,740	$298,409	$293,969	$345,077
Working capital	$450,248	$223,880	$223,971	$136,424	$180,547
Total assets	$858,554	$744,921	$616,788	$606,638	$667,241
Long-term debt (excluding current portion)	$42,086	$45,860	$43,642	$35,021	$37,130
Convertible subordinated notes and debentures	$417,653	$173,949	$359,988	$299,149	$299,149
Accumulated deficit	$(902,232)	$(717,121)	$(615,235)	$(549,345)	$(441,877)
Total stockholders’ equity	$326,811	$467,342	$164,191	$206,770	$270,313

(1)	Basic and diluted net loss per share is based upon the weighted average number of common shares outstanding. The shares shown above retroactively reflect a two-for-one split, effective August 22, 2000.
(2)	We changed our method of accounting for goodwill and other intangible assets on January 1, 2002 in connection with the adoption of SFAS No. 142, Goodwill and Other Intangible Assets.

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

Overview

We are a biopharmaceutical company developing breakthrough products that make a difference in patients’ lives. We create differentiated, innovative products by applying our drug delivery technologies to established or novel medicines. Our leading technologies are Nektar Pulmonary Technology and Nektar Advanced PEGylation Technology. To date, there have been nine products which have received regulatory approval in the U.S. or EU.

We create or enable breakthrough products in two ways. First, we develop products in collaboration with pharmaceutical and biotechnology companies that seek to improve and differentiate their products. Second, we apply our technologies to established medicines to create and develop our own differentiated, proprietary products. Our proprietary products are designed to target serious diseases in novel ways. We believe our proprietary products have the potential to raise the standards of current patient care by improving efficacy, safety, and/or ease-of-use.

The commercial success of Exubera® will be the key driver of our business in the next several years. We expect our future revenues to come increasingly from the manufacture and sale of Exubera® Inhalers and powdered insulin, and royalties from end product sales by Pfizer Inc. The commercial success of Exubera® will be a significant factor in achieving our profitability objective and our ability to fund the key elements of our business strategy. In addition, we expect to receive substantially less contract research and commercialization readiness revenue from Pfizer Inc as Exubera® transitions to the commercialization phase and therefore revenues from commercialization sales of Exubera® will be required to replace those revenue sources. Like any product in the pre-launch phase, there are a number of uncertainties that remain, including the timing and success of the commercial launch of Exubera® by Pfizer Inc, physician and patient education and experiences, third party payor reimbursement, country specific pricing approvals, manufacturing and supply execution, and other risks and uncertainties identified in this report.

In addition, we plan to make significant investments in our proprietary product programs which will comprise a substantial portion of our research and development spending. Historically we have partnered with pharmaceutical and biotechnology companies in the early development phase which has helped fund the investment of our product programs. Our strategy is to develop a portfolio of proprietary products that are intended to address critical unmet medical needs by exploiting our know-how and technology in combination with established medicines. Our objective is to advance these products into clinical development and potentially through regulatory marketing approval thereby capturing significantly more economic value from these products. This strategy requires us to make significant investments in early stage products where there is still substantial uncertainty regarding product efficacy, product safety, clinical results, regulatory approvals, competitive landscape, and market acceptance. Our decision as to when or whether to seek partners for our proprietary products will be made on a product-by-product basis and such decisions will have an important impact on our revenues, research and development spending, and financial position. While we believe this strategy may result in improved economics for any products ultimately developed and approved, it will require us to invest significant funds in developing these products without reimbursement from a collaborative partner.

We will continue to seek collaborative arrangements with pharmaceutical and biotechnology companies. Our partnering strategy enables us to develop a large and diversified pipeline of drug products using our technologies. As we continue to shift our focus towards our proprietary products programs, we expect to engage in a fewer number of higher value partnerships in order to optimize revenue potential, probability of success, and overall return on investment. To date the revenues we have received from the sales of our partner products have been insufficient to meet our operating and other expenses. Other than revenues we expect to generate from Exubera®, we do not anticipate receiving sufficient amounts of revenue from other partner product sales or royalties in the near future to meet our operating expenses.

To fund the expense related to our research and development activities, we have raised significant amounts of capital through the sale of our equity and convertible debt securities. As of December 31, 2005, we had approximately $417.7 million in long-term convertible subordinated notes, $20.3 million in non-current capital lease obligations, and $21.8 million in other long-term liabilities. Our ability to meet the repayment obligations of this debt is dependent upon our and our partners’ ability to develop, obtain regulatory approvals, and successfully commercialize products. Even if we are successful in this regard, we will likely require additional capital to repay our debt obligations.

Recent Developments

In July 2005, a complaint was filed by The Board of Trustees of the University of Alabama UAH against Nektar Therapeutics AL, Corporation, and Nektar Therapeutics in the United States District Court for the Northern District of Alabama. The complaint alleges patent infringement, breach of a contract royalty obligation, violation of the Alabama Trade Secrets Act, and unjust enrichment. In August 2005, UAH amended its complaint to add J. Milton Harris, a Nektar employee, as a party to the litigation, add certain additional claims, seek declaratory judgment on patents assigned to the Company, and seek compensatory, treble and punitive damages, all in unspecified amounts. In December 2005, UAH filed its second amended complaint expanding its previously asserted claims that the Company and Harris had infringed patents of UAH, misappropriated and taken intellectual property rightfully belonging to UAH, concealed intellectual property from UAH that was rightfully the property of UAH, and converted these discoveries for their own profit notwithstanding that the Company and Harris were fully aware that the inventions rightfully belonged to UAH. UAH further claimed fraudulent concealment, conversion, detinue, misrepresentation, conspiracy, and, as against Harris, breach of express and implied contract and breach of an assignment of application. UAH is seeking equitable relief including declaratory judgment, the imposition of a constructive trust, specific performance, injunction, accounting and other relief on the theory that UAH should be the record holder of certain patent’s assigned to the Company. We have filed and continue to assert a counterclaim against UAH seeking full refund of all royalty payments erroneously paid to UAH under the patent at issue in the original complaint. The litigation is at too early a stage to make an assessment about the probability of the outcome in the case. We intend to vigorously defend ourselves in this litigation, however, there can be no assurances that we will be successful in such defense.

In September 2005 we announced an agreement with subsidiaries of Baxter International Inc. to develop PEGylated therapeutic forms of blood clotting proteins for hemophilia A patients, in order to reduce the frequency of injections required to treat blood clotting disorders in such as hemophilia A. Baxter will be responsible for the development and commercialization of products and we will be responsible for the technology development used in the products including the provision of clinical and commercial PEG reagents. Under the terms of the agreement, we will receive milestone payments, funding of R&D, and manufacturing revenues during research, clinical development, and commercialization. In addition, we will receive royalties on end product sales.

In September 2005, we announced that we are developing an inhaled Amphotericin B product for preventing fatal pulmonary fungal infections in immunosuppressed patients to reduce the incidence, morbidity, mortality and high cost of treating these infections. We have conducted two Phase I trials for ABIP and have long-term toxicity studies underway to support pivotal trials that we plan to initiate in 2007.

In September 2005, we also announced that we are developing inhaled ICU antibiotics for the prevention of ventilator-associated pneumonia in the intensive care unit. Following the acquisition of Aerogen in October 2005, we combined our Inhaled ICU antibiotics program, which was in proof-of-concept for prevention of ventilator-associated pneumonia, with Aerogen’s ongoing Phase II program that uses aerosolized amikacin to treat hospital pneumonias. The new combined program will focus on adjunctive treatment of gram-negative pneumonias in patients on mechanical ventilation. A Phase II trial for our Inhaled antibiotics program is underway.

In October 2005, we announced the initiation of clinical testing in the Phase III program evaluating TIP, an investigational inhaled antibiotic being developed in collaboration with Chiron. The TIP Phase III program includes two clinical trials and will evaluate the efficacy and safety of TIP in the treatment of lung infections caused by Pseudomonas aeruginosa in patients living with cystic fibrosis (CF). The first trial, called ASPIRE I, is currently underway.

In October 2005, we completed the acquisition of Aerogen pursuant to a definitive agreement and plan of merger dated August 12, 2005. The total purchase price for the transaction was approximately $34.5 million, including $32.1 million in cash consideration, plus expenses associated with the transaction and liabilities incurred by us resulting from the transaction. We expensed approximately $7.9 million of in process research and development expenses which were allocated from the purchase price in the year ended December 31, 2005. We believe that the acquisition of Aerogen will broaden the Nektar Pulmonary Technology portfolio and strengthen capabilities for treatment in the acute care setting.

On January 19, 2006, we announced that Louis Drapeau was appointed as our Senior Vice President, Finance and Chief Financial Officer and concurrently therewith Ajay Bansal resigned as Chief Financial Officer, and Vice President, Finance and Administration.

On January 26, 2006, Pfizer Inc announced that the European Commission approved Exubera® (inhaled human insulin) for the treatment of adults with Type 1 and Type 2 diabetes.

On January 27, 2006, Pfizer Inc and the FDA announced that Exubera® (insulin human [rDNA origin]) Inhalation Powder had been approved by the FDA for the treatment of adults with Type 1 and Type 2 diabetes.

On February 7, 2006, we announced that Ajit S. Gill will be retiring and resigning as CEO, President, and Director, effective as of March 17, 2006. On February 24, 2006, Robert B. Chess, our current Executive Chairman and former CEO, was appointed as interim President and CEO, effective as of March 17, 2006.

On February 14, 2006, we announced the FDA had granted orphan drug designation for our proprietary product ABIP. Orphan products are developed to treat diseases or conditions that affect fewer than 200,000 people in the U.S. The Orphan Drug Act provides a seven-year period of exclusive marketing to the first sponsor who obtains marketing approval for a designated indication for the orphan drug.

On March 2, 2006, UCB announced that it had submitted a Biologics Licensing Application to the FDA for the approval of Cimzia™ (certolizumab pegol, CDP870) for the treatment of patients with Crohn’s disease.

During 2005, we announced new collaborative agreements separately with Bayer HealthCare LLC, Baxter International Inc, and Zelos Therapeutics Inc. These collaborations are for various products that use our technologies and intellectual property and are in early stages of development.

Recent Accounting Pronouncements

In November 2005, the FASB released FASB Staff Position (“FSP”) No. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP, effective January 1, 2006, provides accounting guidance regarding the determination of when an impairment of debt and equity securities should be considered other-than-temporary, as well as the subsequent accounting for these investments. The adoption of this FSP is not expected to have a material impact on our financial position or results of operations.

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

In March 2005, the SEC released Staff Accounting Bulletin (SAB) 107, “Share Based Payment” SAB 107 that provides the SEC staff position regarding the application of SFAS No. 123R. SAB 107 contains interpretative guidance related to the interaction between SFAS No. 123R and certain SEC rules and regulations, as well as provides the Staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions. We are currently reviewing the effect of SAB 107 on its condensed consolidated financial statements as it prepares to adopt SFAS 123R.

In December 2004, the Financial Accounting Standards Board (“FASB”) released a revision to Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“FAS 123R”). FAS 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. We have adopted FAS 123R commencing on January 1, 2006, and we expect that the adoption will have a material impact on our consolidated results of operations and loss per share in 2006. We have elected to use the Black-Scholes Model for valuing our share-based payments. We also elected to follow the prospective adoption method when adopting SFAS 123R. We believe that the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

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

In November 2004, the FASB released SFAS No. 151, Inventory Costs—An Amendment to ARB No. 43. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as defined by ARB No. 43, Chapter 4, Inventory Pricing. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We will be required to adopt SFAS No. 151 for the reporting period ending March 31, 2006. We are currently in the process of evaluating the effect of adopting SFAS No. 151.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the U.S. It requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management has discussed the development, selection, and disclosure of each of the following critical accounting estimates with the audit committee.

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board released a revision to SFAS No. 123, Accounting for Stock-Based Compensation (“FAS 123R”). FAS 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and instead would generally require that such transactions be accounted for using a fair-value-based method. We have adopted FAS 123R for all periods ending on or after January 1, 2006. As a result of our adoption of FAS 123R, we will have to recognize substantially more compensation expense. This will have a material adverse impact on our financial position and results of operations.

For periods ending on or prior to December 31, 2005, we applied the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for those plans. Under this opinion, no stock-based employee compensation expense was charged for options that were granted at an exercise price that was equal to the market value of the underlying common stock on the date of grant. Stock compensation costs were immediately recognized to the extent the exercise price is below the fair value on the date of grant and no future vesting criteria exist.

For stock awards issued below our market price on the date of grant, we recorded deferred compensation representing the difference between the price per share of stock award issued and the fair value of the Company’s common stock at the time of issuance or grant, and we amortized this amount over the related vesting periods on a straight-line basis.

Pro forma information regarding net income and earnings per share required by SFAS 123, as amended by SFAS 148, regarding the fair value for employee options and employee stock purchase plan shares was estimated at the date of grant using a Black-Scholes option valuation model with the following weighted-average assumptions:

	2005	2004	2003
Risk-free interest rate	4.0%	3.3%	2.8%
Dividend yield	0.0%	0.0%	0.0%
Volatility factor	0.710	0.707	0.744
Weighted average expected life	4.5 years	5 years	5 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. We have presented the pro forma net loss and pro forma basic and diluted net loss per common share using the assumptions noted above.

The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share information):

	Years ended December 31,
	2005	Revised 2004	Revised 2003
Net loss, as reported	$(185,111)	$(101,886)	$(65,890)
Add: stock-based employee compensation included in reported net loss	1,854	1,423	878
Deduct: total stock-based employee compensation expense determined under fair value methods for all awards	(21,986)	(25,183)	(27,468)

Net loss, pro forma	$(205,243)	$(125,646)	$(92,480)

Net loss per share
Basic and diluted, as reported	$(2.15)	$(1.30)	$(1.18)
Basic and diluted, pro forma	$(2.39)	$(1.60)	$(1.66)

The revised reported pro forma net loss for the years ended December 31, 2004 and 2003 has been decreased by $6.0 million and $6.8 million, respectively, for options exchanged under stock option exchange programs and adjustments from computational corrections.

Cash, Cash Equivalents and Investments

We consider all highly liquid investments with a maturity at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents include demand deposits held in banks, interest bearing money market funds, commercial paper, federal and municipal government securities, and repurchase agreements.

Investments consist of: 1) auction rate securities with varying maturities, and 2) federal and municipal government securities, corporate bonds, and commercial paper with A1, F1, or P1 short-term ratings and A or better long-term ratings with remaining maturities at date of purchase of greater than 90 days. Investments with maturities greater than one year are classified as long-term and represent investments of cash that are reasonably expected to be realized in cash and are available for use, if needed, in current operations.

At December 31, 2005, all short-term investments are designated as available-for-sale and are carried at fair value, with unrealized gains and losses reported in stockholders’ equity as accumulated other comprehensive income (loss). Short-term investments are adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities, if any, are included in other income (expense). The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

At December 31, 2005 and 2004, we had letter of credit arrangements with certain vendors including our landlord totaling $2.6 million and $2.2 million, respectively, which are secured by investments in similar amounts.

Impairment of Goodwill, Intangible Assets, and Other Long-Lived Assets

Goodwill is tested for impairment at least annually or on an interim basis if an event occurs or circumstances change that would more-likely-than-not reduce the fair value below our carrying value.

Goodwill is tested for impairment using a two-step approach. The first step is to compare our fair value to our net asset value, including goodwill. If the fair value of net assets is greater than our book value of net assets, goodwill is not considered impaired and the second step is not required. If the fair value is less than our net asset value, the second step of the impairment test measures the amount of the impairment loss, if any. The second step of the impairment test is to compare the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. The implied fair value of goodwill is calculated in the same manner that goodwill is calculated in a business combination, whereby the fair value is allocated to all of the assets and liabilities (including any unrecognized intangible assets) as if they had been acquired in a business combination and the fair value was the purchase price. The excess “purchase price” over the amounts assigned to assets and liabilities would be the implied fair value of goodwill.

The impairment tests for goodwill are performed at the business unit level, which we have identified as our pulmonary and proprietary business unit, our advanced pegylation technology business unit and our super critical fluids business unit.

We performed our annual impairment test for goodwill in October 2005 and determined at that time that the undiscounted cash flow from our long-range forecast for each respective business unit exceeded the carrying amount of the respective goodwill. In mid-December 2005 we were apprised of unfavorable results of clinical data related to programs from our super critical fluids business unit located in Bradford, England, (Nektar UK), which provided an indication that the fair value of the respective business units goodwill was below the carrying value. Therefore, in connection with our year end close process, we re-performed the impairment analysis of goodwill and other long lived assets for Nektar UK. We determined the fair value of the intangibles and other assets of Nektar UK based on a discounted cash flow model to be less than the carrying amount of goodwill and certain long lived assets. Based on management’s assessment of the results of clinical data that became available in December 2005, and results of the discounted cash flow valuation as of December 31, 2005, we recorded an impairment charge to goodwill and long lived assets in the year ended December 31, 2005 in the amount of $59.6 million and $5.7 million, respectively. The remaining carrying value of goodwill, on a consolidated basis, at December 31, 2005 and 2004, is $78.4 million and $130.1 million, respectively.

In accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, we perform a test for recoverability of our intangible and other long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. An impairment loss would be recognized only if the carrying amount of an intangible or long-lived asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposal of the asset. Other than those long lived assets identified at Nektar UK, to date, there have been no events or changes in circumstances that would indicate that the carrying value of such assets in our other business units may not be recoverable, and therefore we have determined that there are no other impairments on our intangible and other long-lived assets, including capitalized assets related to Exubera®.

In assessing the recoverability of our intangibles and long-lived assets, we have concluded that there are no impairments in the carrying value of the remaining assets as of December 31, 2005. If this assessment changes in the future, we may be required to record impairment charges for these assets. The carrying value of our purchased intangibles as of December 31, 2005 and 2004 is $13.5 million and $6.5 million, respectively. These assets are scheduled to be fully amortized by December 2012. The carrying value of our other long-lived assets as of December 31, 2005 and 2004 is $156.6 million and $153.8 million, respectively.

Judgments Impacting Fixed Asset Capitalization for Exubera®

In accordance with SFAS 2, Accounting for Research and Development Costs, we have expensed certain amounts paid for plant design, engineering, and validation costs for the automated assembly line equipment that will be used in connection with the manufacture of the inhaler device for Exubera® because such costs have no alternative future use. The net credit of $0.2 million recorded in the year ended December 31, 2005 was the result of $0.5 million of expenses incurred, offset by a $0.7 million credit received from our contract manufacturer. The total amount expensed was $1.7 million, and $6.6 million, for the years ended December 31, 2004, and 2003, respectively. As of December 31, 2005, the capitalized net book value of the automated assembly line equipment located at our contract manufactures’ sites totals $22.8 million. These assets are intended to be used in connection with the manufacture of the inhaler device for Exubera®. The total amount capitalized was nil, $0.2 million, and $1.4 million for the years ended December 31, 2005, 2004, and 2003, respectively. These amounts have been capitalized based upon our determination that the related assets have alternative future use and therefore have separate economic or realizable value. The depreciation expense related to these assets was $1.0 million for the year ended December 31, 2005.

Inventory Reserves

We perform quality control reviews of our raw materials and finished goods. We record inventory reserves based upon specific identification of potentially defective raw material and finished goods batches. In addition, we record an inspection reserve based on a historical estimate of finished goods that ultimately fail quality control. We generally do not maintain inventory reserves based on obsolescence or risk of competition because the shelf life of our products is long. However, if our current assumptions about demand or obsolescence were to change, additional inventory reserves may be needed, which could negatively impact our product gross margins. Our inventory reserves were $3.1 million and $3.2 million as of December 31, 2005 and 2004, respectively. This represented approximately 14% and 23% of gross inventory as of December 31, 2005 and 2004, respectively.

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

Reclassification

Subsequent to the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, additional clarification was provided regarding the financial statement classification of auction rate securities held as investments. Pursuant to this guidance, auction rate securities are not to be classified as cash and cash equivalents. We invest in auction rate securities as part of our cash management strategy. These investments, which we have historically classified as cash and cash equivalents because of the short time frame between auction periods, have been reclassified as short-term investments. We have reclassified $72.4 million and $19.6 million of auction rate securities from cash equivalents to short-term investments as of December 31, 2004 and 2003, respectively. There was no impact on the Consolidated Statements of Operations or total current assets as a result of the reclassification for the years ended December 31, 2004 or 2003. The impact on the Consolidated Statements of Cash Flows was an increase of $52.7 million and $9.7 million in cash used in investing activities for the years ended December 31, 2004 and 2003, respectively. This reclassification did not result in any change to our revenue, total current assets, or net loss for the years ended December 31, 2004 or 2003, or for any quarterly period during the years ended December 31, 2004 or 2003.

Results of Operations

Years Ended December 31, 2005, 2004 and 2003

Revenue (in thousands except percentages)

	Years ended December 31,			Increase / (Decrease) 2005 vs 2004	Increase/ (Decrease) 2004 vs 2003	Percentage Increase/ (Decrease) 2005 vs 2004	Percentage Increase/ (Decrease) 2004 vs 2003
	2005	2004	2003
Contract Research Revenue	$81,602	$89,185	$78,962	$(7,583)	$10,223	(9%)	13%
Product Sales and Royalty Revenue	29,366	25,085	27,295	4,281	(2,210)	17%	(8%)
Exubera Commercialization Readiness Revenue	15,311	—	—	15,311	—	N/A	N/A

Total Revenue	$126,279	$114,270	$106,257	$12,009	$8,013	11%	8%

Total revenue was $126.3 million for the year ended December 31, 2005, compared to $114.3 million and $106.3 million for the years ended December 31, 2004 and 2003, respectively. Total revenue increased 11% in 2005 compared to 2004 and increased 8% in 2004 compared to 2003.

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

Contract research revenue was $81.6 million for the year ended December 31, 2005, compared to $89.2 million and $79.0 million for the years ended December 31, 2004 and 2003, respectively. The decrease in contract research revenue of $7.6 million, or 9%, for the year ended December 31, 2005, as compared to the year ended December 31, 2004, was primarily due to approximately $7.4 million decrease in revenue from Pfizer Inc related to the transition of the Exubera® program from contract research and development to commercialization readiness. The decrease in revenue from Pfizer Inc was partially offset by $4.4 million increase of launch delay revenues recorded in 2005. In addition, during the year ended December 30, 2004, we recognized $2.0 million in revenue from a one-time payment related to Aventis’ termination of a collaborative program with us. Other decreases were primarily due to the expected fluctuations in contract research revenue and the timing of milestone payments.

The increase of $10.2 million or 13% in contract research revenue for the year ended December 31, 2004, as compared to the year ended December 31, 2003, was due primarily to an $8.9 million increase in contract research revenue from Pfizer Inc related to the Exubera® collaboration and a $2.0 million payment received from Aventis-Behring related to the termination of their collaboration with us.

Product and royalty revenue was $29.4 million for the year ended December 31, 2005, compared to $25.1 million and $27.3 million for the years ended December 31, 2004 and 2003, respectively. Product and royalty revenue accounted for 23% of revenues for the year ended December 31, 2005, as compared to 22% and 26% of revenues for the years ended December 31, 2004 and 2003, respectively. The increase in product revenue for the year ended December 31, 2005 as compared to the year ended December 31, 2004, was due primarily to $5.0 million of royalty revenue received from Eyetech, $1.5 million of Exubera® product sales to Pfizer Inc, and $1.4 million of product sales from Aerogen. These product and royalty revenue increases were partially offset by decreases of $3.6 million of product sales from Nektar Advanced PEGylation technology customers.

Exubera® commercialization readiness revenue represents reimbursement, by Pfizer Inc, of certain agreed upon operating costs relating to our Exubera® drug powder manufacturing facilities in preparation for commercial production, plus a markup on such costs. Such reimbursable revenue will not necessarily equal actual costs incurred and expensed as Exubera® commercialization readiness costs. We do not anticipate receiving these revenues subsequent to the launch of Exubera®.

In the early phase of the Exubera® commercial launch in 2006, we expect to receive a substantial amount of revenue from the manufacture and sale of the Exubera® Inhalers and bulk powder insulin, both of which have lower gross margins than when combined with end product royalty revenue. We do not expect to receive significant amounts of Exubera® royalty revenue until the latter half of fiscal year 2006.

The decrease in product revenue for the year ended December 31, 2004, as compared to the year ended December 31, 2003, was primarily due to lower demand, which resulted in lower sales of commercially approved products such as Neulasta®, Somavert®, and PEGASYS®.

Future product sales are dependent upon regulatory approval of new products for sale and adoption of current products in the market.

Pfizer Inc represented 64% of our revenue for the year ended December 31, 2005, 61% for the year ended December 31, 2004, and 61% for the year ended December 31, 2003. No other single customer represented 10% or more of our total revenues for any of the three years ended December 31, 2005, 2004 or 2003.

Cost of goods sold (in thousands except percentages)

	Years ended December 31,			Increase/ (Decrease) 2005 vs 2004	Increase/ (Decrease) 2004 vs 2003	Percentage Increase/ (Decrease) 2005 vs 2004	Percentage Increase/ (Decrease) 2004 vs 2003
	2005	2004	2003
Cost of Goods Sold	$23,728	$19,798	$14,678	$3,930	$5,120	20%	35%
Exubera Commercialization Readiness Costs	12,268	—	—	12,268	—	N/A	N/A

Combined Cost of Goods Sold	$35,996	$19,798	$14,678	$16,198	$5,120	82%	35%

Combined cost of goods sold for the year ended December 31, 2005, was approximately $36.0 million resulting in a gross margin from product sales and Exubera® commercialization readiness revenue of 19%. Cost of goods sold for the year ended December 31, 2004, was $19.8 million resulting in a gross margin of 21%. Cost of goods sold for the year ended December 31, 2003, was $14.7 million resulting in a gross margin from product sales of 46%.

Gross margin from product sales were approximately 19% in the year ended December 31, 2005, compared to gross margin from product sales of approximately 21% in the year ended December 31, 2004, representing a decrease of approximately 2%. The decrease in product gross margin for the year ended December 31, 2005, compared to December 31, 2004, was primarily due to $1.5 million of Exubera® sales to Pfizer Inc at zero margin and a decreased gross margin related to sales of Nektar Advanced PEGylation products primarily due to decreased sales which resulted in lower overhead absorption.

In the early phase of the Exubera® commercial launch in 2006, we expect to receive a substantial amount of revenue from the manufacture and sale of the Exubera® Inhalers and bulk powder insulin, both of which have lower gross margins than when combined with end product royalty revenue. We do not expect to receive significant amounts of Exubera® royalty revenue until the latter half of fiscal year 2006.

Exubera® commercialization readiness costs are start-up manufacturing costs we have incurred in our Exubera® drug powder manufacturing facility in preparation for commercial production for the year ended December 31, 2005. We do not anticipate incurring these costs subsequent to the launch of Exubera®.

The decrease in product gross margin for the year ended December 31, 2004, compared to December 31, 2003, was primarily due to a temporary shut down of part of the Nektar Advanced PEGylation manufacturing operations in the year ended December 31, 2004, and an increase in our inventory reserves.

Research and development (in thousands except percentages)

	Years ended December 31,			Increase/ (Decrease) 2005 vs 2004	Increase/ (Decrease) 2004 vs 2003	Increase/ (Decrease) 2005 vs 2004	Increase/ (Decrease) 2004 vs 2003
	2005	2004	2003
Research & development	$151,659	$133,523	$122,149	$18,136	$11,374	14%	9%
In process research and development	$7,859	$—	$—	$7,859	$—	N/A	N/A

We expense all research and development costs as they are incurred. Research and development expenses were $151.7 million for the year ended December 31, 2005, as compared to $133.5 million and $122.1 million for the years ended December 31, 2004 and 2003, respectively. The 14% increase in research and development expense for the year ended December 31, 2005, as compared to the year ended December 31, 2004, was primarily attributable to increased spending relating to Exubera® as well as increased development spending for our proprietary product programs.

In the year ended December 31, 2005, we recorded a charge of $7.9 million for in-process research and development costs in connection with our acquisition of Aerogen. The in-process research and development primarily represents two programs in clinical development, amikacin and surfactant. We expect to continue investing in both of these programs over the next several years as part of our ongoing proprietary product development programs. The amount of $7.9 million was expensed on the acquisition date because the acquired technology had not yet reached technological feasibility and had no future alternative use.

The value of purchased in-process research and development was determined by estimating the related future net cash flows between 2006 and 2020 using a present value risk adjusted discount rate of 24%. This discount rate is a significant assumption and is based on our estimated weighted average cost of capital adjusted upwards for the risks associated with the project acquired. The projected cash flows from the acquired projects were based on estimates of revenues and operating profits related to the projects considering the stage of development of each potential product acquired, the time and resources needed to complete the development and approval of each product, the life of each potential commercialized product and associated risks including the inherent difficulties and uncertainties in developing a drug compound including obtaining FDA and other regulatory approvals, and risks related to the viability of and potential alternative treatments in any future target markets.

We expect research and development spending to increase over the next few years as we continue to fund development of our technologies including our proprietary product development program. While we believe our proprietary products strategy may result in improved economics for any products ultimately developed and approved, it will require us to invest significant funds in developing these products without reimbursement from a collaborative partner.

The 9% increase in research and development expense for the year ended December 31, 2004, as compared to the year ended December 31, 2003, was primarily due to annual salary increases, a one time expense of $1.4 million associated with the buy-out of our potential future royalty and milestone obligations with a partner, increased expenses related to validation testing of our Exubera® drug delivery device and outside services related to our proprietary programs.

The following table summarizes our partner development programs for products approved for use and those in clinical trials. The table includes the primary indication for the particular drug or product, the identity of a respective corporate partner if it has been disclosed, and the present stage of clinical development or approval in the United States, unless otherwise noted.

Molecule	Primary Indication	Partner	Status(1)
Exubera® (insulin human [rDNA origin]) Inhalation Powder	Adult Type 1 and Type 2 Diabetes	Pfizer Inc.	Approved in the EU and U.S.
Proprietary Products
Amphotericin B inhalation powder	Prevention of pulmonary aspergillosis	Nektar Product	Phase I
Inhaled Antibiotics	Treatment of pneumonia in ventilated patients	Nektar Product	Phase II
Partnered Products (other than Exubera®)
Neulasta® (pegfilgrastim)	Neutropenia	Amgen Inc.	Approved
PEGASYS® (peginterferon alfa-2a)	Hepatitis-C	Hoffmann-La Roche Ltd.	Approved
Somavert® (pegvisomant)	Acromegaly	Pfizer Inc.	Approved
PEG-INTRON® (peginterferon alfa-2b)	Hepatitis-C	Schering-Plough Corporation	Approved
Definity® (PEG)	Cardiac imaging	Bristol-Myers Squibb Company	Approved
Macugen® (pegaptanib sodium injection)	Age-related macular degeneration	OSI Pharmaceuticals (Eyetech)	Approved in the U.S. EU & Canada

Molecule	Primary Indication	Partner	Status(1)
Macugen® (pegaptanib sodium injection)	Diabetic macular edema	OSI Pharmaceuticals (Eyetech)	Phase II
SprayGel™ adhesion barrier system (PEG-hydrogel)	Prevention of post-surgical adhesions	Confluent Surgical Inc.	Pivotal trials in U.S. Approved in Europe
Cimzia™ (certolizumab pegol, CDP870)	Crohn’s disease Rheumatoid arthritis	UCB Pharma	Filed in the U.S. Phase III
CERA (Continuous Erythropoiesis Receptor Activator)	Renal anemia	Hoffmann-La Roche Ltd.	Phase III
Tobramycin inhalation powder (TIP)	Lung infection	Chiron Corporation	Phase III
Undisclosed (PEG)	Undisclosed	Undisclosed	Phase II
Pulmonary dronabinol (Dronabinol metered dose inhaler)	Migraine (with and without aura)	Solvay Pharmaceuticals, Inc.	Phase II
Undisclosed (PEG)	Undisclosed	Pfizer Inc.	Phase II
CDP 791 (PEG-antibody fragment angiogenesis inhibitor)	Cancer	UCB Pharma	Phase II

(1)	Status definitions are as follows:

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

Our product pipeline includes both partnered and proprietary products. We have ongoing collaborations with more than 20 biotechnology and pharmaceutical companies to provide our drug delivery technologies. Our partner product pipeline includes: seven products (Exubera®, Neulasta®, PEGASYS®, Somavert®, PEG-INTRON®, Definity®, and Macugen®,) approved by the FDA; three products (SprayGel™,Ex,Macugen® and Exubera®)) approved in Europe; three additional products (TIP, Cimzia™ and CERA) in Phase III or pivotal trials; and at least ten products in either preclinical, Phase I or Phase II trials. In addition to our partnered product programs, we have four proprietary products in the early stages of development. One of these products involves an inhaled small molecule that has entered Phase I and another product is in proof-of-concept human studies. The remaining two products are in preclinical testing.

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

Our research and development activities can be divided into research and preclinical programs, clinical development programs and commercial readiness. We estimate the costs associated with research and preclinical programs, clinical development programs, and commercial readiness over the past three years to be the following (in millions):

	Years ended December 31,
	2005	2004	2003
Research and preclinical programs	$53.6	$37.4	$29.0
Clinical development programs	76.1	59.4	58.0
Commercial readiness	22.0	36.7	35.1

Total	$151.7	$133.5	$122.1

Our portfolio of projects can be broken down into two categories: 1) partnered projects and 2) proprietary products and technology development. We estimate the costs associated with partnered projects and proprietary products and technology development to be the following (in millions):

	Years ended December 31,
	2005	2004	2003
Partnered projects	$83.3	$93.2	$92.7
Proprietary products and technology development	68.4	40.3	29.4

Total	$151.7	$133.5	$122.1

Our total research and development expenditures can be disaggregated into the following significant types of expenses (in millions):

	Years ended December 31,
	2005	2004	2003
Salaries and employee benefits	$68.3	$59.0	$57.2
Outside services	32.7	28.7	21.0
Supplies	22.5	18.9	16.7
Facility and equipment	26.9	19.7	16.7
Travel and entertainment	1.8	1.9	1.5
Allocated overhead, net	(3.3)	4.9	7.1
Other	2.8	0.4	1.9

Total	$151.7	$133.5	$122.1

General and administrative (in thousands except percentages)

	Years ended December 31,			Increase/ (Decrease) 2005 vs 2004	Increase/ (Decrease) 2004 vs 2003	Percentage Increase/ (Decrease) 2005 vs 2004	Percentage Increase/ (Decrease) 2004 vs 2003
	2005	2004	2003
General & Administrative	$43,852	$30,967	$29,966	$12,885	$1,001	42%	3%

General and administrative expenses were $43.9 million for the year ended December 31, 2005, as compared to $31.0 million and $30.0 million for the years ended December 31, 2004 and 2005, respectively.

General and administrative expenses increased $12.9 million or 42% in the year ended December 31, 2005, as compared to the year ended December 31, 2004. The increase in general and administrative expenses was primarily due to the following:

•	Increased accounting fees and expenses of approximately $2.0 million, primarily due to Sarbanes Oxley compliance requirements, and increased headcount to support our commercial operations and manufacturing activity.

•	Increased legal fees and expenses of approximately $3.0 million, primarily due to increased patent fees related to our proprietary development programs, increased headcount to support general administration, operations, and business development efforts, and increased litigation expenses related to patent defense and derivative shareholder claims.

•	Incremental headcount and related expenses of $5.0 million to support our product planning and marketing efforts for our proprietary and partnered programs.

•	Addition of approximately $1.0 million from Aerogen operations from the date of acquisition through December 31, 2005.

General and administrative spending during the year ended December 31, 2004, was comparable to spending during the year ended December 31, 2003.

We expect general and administrative spending to increase over the next few years to support increased activities in most areas of our operations.

Impairment of long lived assets (in thousands except percentages)

	Years ended December 31,			Increase/ (Decrease) 2005 vs 2004	Increase/ (Decrease) 2004 vs 2003	Percentage Increase/ (Decrease) 2005 vs 2004	Percentage Increase/ (Decrease) 2004 vs 2003
	2005	2004	2003
Impairment of Long Lived Assets	$65,340	$—	$—	$65,340	$—	N/A	N/A

We performed our annual impairment test for goodwill in October 2005 and determined at that time that the undiscounted cash flow from our long-range forecast for each respective business unit exceeded the carrying amount of the respective goodwill. In December 2005 we were apprised of unfavorable results of clinical data related to programs from our super critical fluids business unit located in Bradford, England, (Nektar UK), which provided an indication that the fair value of the respective business units goodwill was below the carrying value. Therefore, in connection with our year end close process, we re-performed the impairment analysis of goodwill and other long lived assets for Nektar UK. We determined the fair value of the intangibles and other assets of Nektar UK based on a discounted cash flow model to be less than the carrying amount of goodwill and certain long lived assets. Based on management’s assessment of the results of clinical data that became available in December 2005, and results of the discounted cash flow valuation as of December 31, 2005, we recorded an impairment charge to goodwill and long lived assets in the year ended December 31, 2005 in the amount of $59.6 million and $5.7 million, respectively.

Amortization of other intangible assets (in thousands except percentages)

	Years ended December 31,			Increase/ (Decrease) 2005 vs 2004	Increase/ (Decrease) 2004 vs 2003	Percentage Increase/ (Decrease) 2005 vs 2004	Percentage Increase/ (Decrease) 2004 vs 2003
	2005	2004	2003
Amortization of Other Intangible Assets	$4,206	$3,924	$4,219	$282	$(295)	7%	(7%)

Acquired technology and other intangible assets include proprietary technology, intellectual property, and supplier and customer relationships acquired from third parties or in business combinations, and specifically excludes goodwill and other long lived assets. We periodically evaluate whether changes have occurred that would require revision of the remaining estimated useful lives of these assets or otherwise render the assets unrecoverable. If such an event occurred, we would determine whether the other intangibles are impaired. To date, no such impairment losses have been recorded.

The components of our other intangible assets as of December 31, 2005, are as follows (in thousands except useful life):

	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Core technology	5	$15,270	$(7,529)	$7,741
Developed product technology	5	2,900	(2,610)	290
Intellectual property	5-7	7,301	(6,779)	522
Supplier and customer relations	5	9,870	(4,971)	4,899

Total		$35,341	$(21,889)	$13,452

Amortization expense related to other intangible assets totaled $4.9 million for the year ended December 31, 2005, and $4.5 million for each year ended December 31, 2004 and 2003, respectively, ($0.7 million, $0.6 million, and $0.3 million was recorded to cost of sales for the years ended December 31, 2005, 2004 and 2003, respectively). The following table shows expected future amortization expense for other intangible assets until they are fully amortized (in thousands):

Years ending December 31,
2006	$4,329
2007	2,380
2008	2,380
2009	2,380
2010	1,983

Total	$13,452

Gain (Loss) on debt extinguishment (in thousands except percentages)

	Years ended December 31,			Increase/ (Decrease) 2005 vs 2004	Increase/ (Decrease) 2004 vs 2003	Percentage Increase/ (Decrease) 2005 vs 2004	Percentage Increase/ (Decrease) 2004 vs 2003
	2005	2004	2003
Gain (Loss) on Debt Extinguishment	$(303)	$(9,258)	$12,018	$8,955	$(21,276)	97%	(177%)

During the year ended December 31, 2005, we recognized a loss on debt extinguishment of approximately $0.3 million in connection with the retirement of $25.4 million and $45.9 million aggregate principle amount of our outstanding 5% and 3.5% convertible subordinate notes due February 2007 and October 2007, for cash payments of $71.0 million in the aggregate, in privately negotiated transactions. As a result of the debt retirement we wrote off approximately $0.1 million and $0.5 million of capitalized debt issuance costs related to the 5% and 3.5% convertible subordinated notes, respectively. Prior to the retirement we had outstanding principle balances of $61.4 million and $112.5 million of our 5% and 3.5% convertible subordinated notes, respectively. Our outstanding obligation at December 31, 2005, was $36.1 million for the 5% notes, and $66.6 million for 3.5% notes.

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

Other income (expense) (in thousands except percentages)

	Years ended December 31,			Increase/ (Decrease) 2005 vs 2004	Increase/ (Decrease) 2004 vs 2003	Percentage Increase/ (Decrease) 2005 vs 2004	Percentage Increase/ (Decrease) 2004 vs 2003
	2005	2004	2003
Other Income (Expense), net	$(1,249)	$296	$983	$(1,545)	$(687)	(522)%	(70)%

Other expense, net, was $1.2 million for the year ended December 31, 2005, as compared to other income of $0.3 million, net, for the year ended December 31, 2004. The additional expense incurred in the year ended December 31, 2005, is primarily related to termination of our lease obligation related to 45,574 square feet of space located at our headquarters. In connection with the termination agreement, we have recorded other expense of approximately $1.1 million during the year ended December 31, 2005, representing the write-off the capital asset partially offset by a reduction in the present value of our future rent liability. In addition, other income for the year ended December 31, 2004, included $0.7 million of income related to our real estate partnership which was dissolved in September 2004.

Other income (expense), net, was $0.3 million income for the year ended December 31, 2004, as compared to $1.0 million income for the year ended December 31, 2003.

Interest income (in thousands except percentages)

	Years ended December 31,			Increase/ (Decrease) 2005 vs 2004	Increase/ (Decrease) 2004 vs 2003	Percentage Increase/ (Decrease) 2005 vs 2004	Percentage Increase/ (Decrease) 2004 vs 2003
	2005	2004	2003
Interest Income	$13,022	$6,602	$5,360	$6,420	$1,242	97%	23%

Interest income was approximately $13.0 million for the year ended December 31, 2005, as compared to approximately $6.6 million and $5.4 million for years ended December 31, 2004 and 2003, respectively. The increase of approximately 97% for the year ended December 31, 2005, as compared to the year ended December 31, 2004, was primarily due to increases in average daily cash balances as a result of net proceeds of approximately $305.6 million in convertible subordinated notes in September 2005, and higher prevailing interest rates during 2005 compared to 2004.

The $1.2 million increase in interest income for the year ended December 31, 2004, as compared to December 31, 2003, was primarily due to higher average cash, cash equivalents, and short-term investment balances in 2004 compared to 2003.

Interest expense (in thousands except percentages)

	Years ended December 31,			Increase/ (Decrease) 2005 vs 2004	Increase/ (Decrease) 2004 vs 2003	Percentage Increase/ (Decrease) 2005 vs 2004	Percentage Increase/ (Decrease) 2004 vs 2003
	2005	2004	2003
Interest Expense	$14,085	$25,747	$19,327	$(11,662)	$6,420	(45)%	33%

Interest expense was approximately $14.1 million and approximately $25.7 million for the years ended December 31, 2005 and 2004, respectively, a decrease of 45%. For the year ended December 31, 2004, interest expense included a payment of approximately $12.7 million in interest made to certain holders of our outstanding 3.0% convertible subordinated notes due June 2010 which completed an exchange of $169.3 million in aggregate principal amount of the notes held by such holders for the issuance of approximately 14.9 million shares of our common stock. The net increase of $1.0 million was primarily due to the interest expense related to the issuance of $315.0 million of 3.25% Convertible Subordinated notes in September 2005 less the decrease in interest expense related to the retirement of $25.4 million and $45.9 million aggregate principle amount of our outstanding 5% and 3.5% convertible subordinate notes in September 2005.

Interest expense was $25.7 million for the year ended December 31, 2004, as compared to $19.3 million for the year ended December 31, 2003. The $6.4 million increase in interest expense for the year ended December 31, 2004, as compared to December 31, 2003, primarily relates to approximately $12.7 million in “make-whole” payments made to certain holders of our outstanding 3.0% convertible subordinated notes due June 2010 in connection with the conversion of $169.3 million in aggregate principal amount of the notes held by such holders for the issuance of approximately 14.9 million shares of our common stock following our call for the redemption of such notes during the three-month period ended March 31, 2004. This was partially offset by a decrease in interest expense due to the lower average balance of convertible subordinated notes outstanding during the year ended December 31, 2004, as compared to the year ended December 31, 2003.

We expect interest expense to increase in future periods as a result of our $315.0 million convertible subordinated notes issued in September 2005.

Benefit (Provision) for income taxes (in thousands except percentages)

	Years ended December 31,			Increase/ (Decrease) 2005 vs 2004	Increase/ (Decrease) 2004 vs 2003	Increase/ (Decrease) 2005 vs 2004	Increase/ (Decrease) 2004 vs 2003
	2005	2004	2003
Benefit (Provision) for Income Taxes	$137	$163	$(169)	$(26)	$332	(16%)	196%

We recorded a benefit for income taxes of $0.1 million and $0.2 million for the years ended December 31, 2005 and 2004, respectively; and a provision of $0.2 million for the year ended December 31, 2003. The benefit (provision) relate entirely to state taxes on our Alabama subsidiary.

We have also recorded a deferred tax asset related to our operations outside of Alabama of $259.9 million, which has been fully reserved due to the lack of earnings history for these operations.

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

Liquidity and Capital Resources

We have financed our operations primarily through public and private placements of our debt and equity securities, revenue from development contracts, product sales and short-term research and feasibility agreements, financing of equipment acquisitions and tenant improvements, and interest income earned on our investments of cash. We do not utilize off-balance sheet financing arrangements as a source of liquidity or financing. At December 31, 2005, we had cash, cash equivalents and investments of approximately $566.4 million.

At December 31, 2005 and 2004, we had letter of credit arrangements with certain vendors including our landlord totaling $2.6 million and $2.2 million, respectively, which are secured by investments or assets in like amounts.

	Years ended December 31,			Increase/ (Decrease) 2005 vs 2004	Increase/ (Decrease) 2004 vs 2003	Percentage Increase/ (Decrease) 2005 vs 2004	Percentage Increase/ (Decrease) 2004 vs 2003
	2005	2004	2003
Cash, cash equivalents and investments	$566.4	$418.7	$298.4	$147.7	$120.3	35%	40%
Cash provided by/(used in)
Operating activities	$(78.0)	$(78.1)	$(76.2)	$0.1	$(1.9)	—	(2%)
Investing activities	$32.4	$(141.7)	$(5.6)	$174.1	$(136.1)	123%	(2430%)
Financing activities	$274.8	$207.4	$101.3	$67.4	$106.1	32%	105%
Capital expenditures (included in investing activities above)	$(18.0)	$(24.2)	$(18.7)	$6.2	$(5.5)	26%	(29%)

Our operations used cash of $78.0 million for the year ended December 31, 2005, as compared to $78.1 million and $76.2 million for the years ended December 31, 2004 and 2003, respectively. For the year ended December 31, 2005, the $78.0 million cash used in operations primarily reflected the loss of $185.1 million partially offset by a non-cash charge for impairment of long lived assets of $65.3 million, depreciation and amortization of $25.3 million, in-process research and development costs of $7.9 million, other non-cash items of $4.0 million, and net changes in assets and liabilities of $4.5 million. The write off of in-process R&D in the amount of $7.9 million in the year ended December 31, 2005, resulted from the purchase of Aerogen, Inc. The in-process R&D represents two programs in clinical development, amikacin and surfactant. We expect to continue investing in both of these programs over the next several years as part of our clinical development programs. For the year ended December 31, 2004, the $78.1 million of cash used in operations primarily reflects the net loss of $101.9 million, partially offset by a loss on debt extinguishment of $9.3 million and depreciation and amortization of $18.0 million. For the year ended December 31, 2003, the $76.2 million cash used in operations primarily reflected the net loss of $65.9 million, the non-cash gain on debt extinguishment of $12.0 million and depreciation and amortization expense of $18.2 million.

Cash flows provided by investing activities were $32.4 million for the year ended December 31, 2005, as compared to cash used in investing activities of $141.7 million and $5.6 million for the years ended December 31, 2004 and 2003, respectively. Cash flows used for investing activities for the year ended December 31, 2005, were primarily related to the acquisition of Aerogen, Inc in the amount of $30.7 million. Offsetting cash flows used in or provided by investing activities for the years ended December 31, 2005, 2004, and 2003 were driven primarily by the purchase, sale, and maturity of investment securities. These cash proceeds were either reinvested or used in operations. We purchased property and equipment of approximately $18.0 million, $24.2 million, and $18.7 million, during the years ended December 31, 2005, 2004 and 2003, respectively. The increase in purchased property and equipment in 2004 as compared to 2005 and 2003 primarily reflects the cost of improvements made to our Huntsville, AL facility as well as capital expenditures made in preparation for the commercial launch of Exubera®.

Cash flows provided by financing activities were $274.8 million for the year ended December 31, 2005, compared to $207.4 million and $101.3 million of the years ended December 31, 2004 and 2003, respectively. Cash flow provided by financing activity in the year ended December 31, 2005, was primarily due to the sale of approximately 1.9 million shares of our common stock in August and September 2005 at an average price of $16.93 per common share for proceeds of approximately $31.6 million, net of issuance costs, net proceeds of $305.6 million from the sale of our 3.25% convertible subordinated notes in September 2005, and cash received from employee exercises of stock options of approximately $9.6 million. During the year ended December 31, 2005, we used approximately $25.5 million and $45.5 million to retire a portion of our outstanding 5% and 3.25% convertible subordinated notes, respectively. Cash flow provided by financing activities in the year ended December 31, 2004, was primarily due to the sale of 9.5 million shares of our common stock in March 2004 at a price of $20.71 per common share for proceeds of approximately $196.4 million, net of issuance costs; cash received from employee exercises of stock options of approximately $13.7 million; a loan received from Pfizer Inc of approximately $4.4 million; partially offset by repayment of bank loans and capital lease obligations of $8.0 million. Cash flows provided by financing activities in the year ended December 31, 2003 was primarily due to the issuance of $106.1 million of 3% convertible subordinated notes due 2010.

In August 2005, we entered into a Common Stock Purchase Agreement with an institutional investor in which we sold approximately 1.9 million shares of our common stock at an average price of $16.93 per common share for proceeds of approximately $31.6 million, net of issuance costs. The proceeds were used to acquire Aerogen.

In September 2005, we completed the sale of $315.0 million aggregate principle amount of our 3.25% convertible subordinated notes due 2012. The associated costs of the financing were approximately $9.4 million. The notes bear interest at a rate of 3.25% per annum and will be converted into shares of our common stock at an initial conversion rate of 46.4727 per $1,000 principle amount of notes which is equivalent to an initial conversion price of approximately $21.52 per share.

In September 2005, the Company used cash of $71.0 million to retire $25.4 million and $45.9 million aggregate principle amount of our outstanding 5% and 3.5% convertible subordinated notes due February 2007 and October 2007, in privately negotiated transactions. We recorded a loss on the early extinguishment of debt in the nine month period ended September 30, 2005, of approximately $0.3 million.

As a result of the transactions related to convertible subordinated debt during the year ended December 31, 2005, our total contractual obligation with regard to convertible subordinated debt has increased from $173.9 million at December 31, 2004, to $417.7 million at December 31, 2005. Aggregate principal amount of $102.7 million and $315.0 million of our outstanding convertible subordinated debt as of December 31, 2005, will mature in 2007 and 2012, respectively.

The following summarizes our outstanding convertible subordinated debt as of December 31, 2005:

Class	Maturity	Amount Outstanding	Conversion Price
5%	February 2007	$ 36.1 million	$38.36
3.5%	October 2007	$ 66.6 million	$50.46
3.25%	September 2012	$315.0 million	$21.52

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

The following is a summary of our contractual obligations as of December 31, 2005 (in thousands):

	Payments due by period
	Total	<=1 yr 2006	2-3 yrs 2007-2008	3-5 yrs 2009-2010	2011+
Obligations
Long-term debt, including interest	$497,773	$118,142	$23,681	$20,475	$335,475
Capital leases, including interest	45,750	3,916	8,063	8,276	25,495
Operating leases	19,743	3,787	7,254	5,058	3,644
Purchase commitments (1)	59,798	59,798	—	—	—
Other	2,739	1,494	1,245	—	—

	$625,803	$187,137	$40,243	$33,809	$364,614

Note:	The above table does not include certain commitments and contingencies which are discussed in detail in footnote 9 to the audited financial statements for the year ended December 31, 2005. The above table also does not include $9.2 million non-interest bearing loan from Pfizer Inc, which is contingently payable upon commercial launch of Exubera® (see note 8).
(1)	Substantially all of this amount had been ordered on definitive purchase orders as of December 31, 2005, but could be canceled by us at any time. If canceled, we could be charged restocking and/or cancellation fees up to 25%.

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

A hypothetical 50 basis point increase in interest rates would result in an approximate $1.1 million decrease, less than 1%, in the fair value of our available-for-sale securities at December 31, 2005. This potential change is based on sensitivity analyses performed on our investment securities at December 31, 2004. Actual results may differ materially. The same hypothetical 50 basis point increase in interest rates would have resulted in an approximate $1.2 million decrease, less than 1%, in the fair value of our available-for-sale securities at December 31, 2004.

Foreign Currency Risk

Our operations include research and development, manufacturing, and sales activities in the U.S. and Europe. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or economic conditions in the foreign markets in which we have exposure. Our results of operations are exposed to changes in exchange rates between the U.S. dollar and various foreign currencies, most significantly the British Pound.

To limit our economic exposure to foreign currency exchange rate fluctuations with respect to British Pounds, we periodically purchase British Pounds on the spot market and hold in a U.S. bank account. At December 31, 2005 and 2004, we held British Pounds valued at approximately $1.3 million and $8.4 million, respectively, in a U.S. bank account, using the exchange rate as of period end. This amount is included in cash on our balance sheet. During the year ended December 31, 2005, an immaterial amount of losses resulting from revaluing British Pounds at the current exchange rate were included in other income (expense). As part of our risk management strategy, we may decide to use derivative instruments, including forwards, foreign currency swaps and options to hedge certain foreign currency and interest rate exposures, however, to date we have not entered into any such derivative instruments. We do not use derivative contracts for speculative purposes.

A hypothetical 10% increase in the U.S. dollar relative to the British Pound as of December 31, 2005 and 2004, respectively, would have resulted in an additional $0.1 million and $0.7 million of foreign exchange loss on the British Pounds held in our account in the U.S. for the years ended December 31, 2005 and 2004, respectively.

Item 8. Consolidated Financial Statements and Supplementary Data

NEKTAR THERAPEUTICS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Nektar Therapeutics

We have audited the accompanying consolidated balance sheets of Nektar Therapeutics as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the index at 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nektar Therapeutics at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U. S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Nektar Therapeutics’ internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2006, expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Palo Alto, California

March 13, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Nektar Therapeutics

We have audited management’s assessment, included in the accompanying “Management Report on Internal Control Over Financial Reporting,” that Nektar Therapeutics (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Nektar Therapeutics maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Nektar Therapeutics maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nektar Therapeutics as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005, of Nektar Therapeutics and our report dated March 13, 2006, expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Palo Alto, California

March 13, 2006

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As Nektar’s Chief Executive Officer and Chief Financial Officer, we are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-l5(f) under the Securities Exchange Act of 1934). Our internal control system is designed to provide reasonable assurance to management, users of our financial statements and our board of directors regarding the reliability of financial reporting and preparation of published financial statements in accordance with generally accepted accounting principles (“GAAP”).

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

Our management has assessed our internal control over financial reporting using the criteria issued in the report Internal Control—Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our independent registered public accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting which is included elsewhere herein.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share information)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$261,273	$32,064
Short-term investments	214,928	211,670
Accounts receivable, net of allowance for doubtful accounts and sales returns of $70 and $43 at December 31, 2005 and 2004, respectively.	8,205	12,842
Inventory	18,627	10,691
Other current assets	16,810	12,266

Total current assets	519,843	279,533

Long-term investments	90,222	175,006
Property and equipment, net	142,127	151,247
Goodwill	78,431	130,120
Other intangible assets, net	13,452	6,456
Other assets	14,479	2,559

Total assets	$858,554	$744,921

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,895	$7,141
Accrued expenses	20,988	15,065
Other liabilities	9,952	15
Interest payable	3,791	2,010
Capital lease obligations	482	1,532
Deferred revenue	15,487	29,890

Total current liabilities	69,595	55,653

Convertible subordinated notes and debentures	417,653	173,949
Capital lease obligations—noncurrent	20,276	23,568
Other long-term liabilities	21,810	22,292
Accrued rent	2,409	2,117

Commitments and contingencies

Stockholders’ equity:
Preferred stock, 10,000 shares authorized
Series A, $0.0001 par value: 3,100 shares designated; no shares issued or outstanding at December 31, 2005 and December 31, 2004.	—	—
Convertible Series B, $0.0001 par value: 40 shares designated; 20 shares issued and outstanding at December 31, 2005 and December 31, 2004; Liquidation preference of $19,945 at December 31, 2005 and December 31, 2004.	—	—
Common stock, $0.0001 par value; 300,000 authorized; 87,707 shares and 84,572 shares issued and outstanding at December 31, 2005 and December 31, 2004, respectively.	9	8
Capital in excess of par value	1,233,690	1,187,575
Deferred compensation	(2,949)	(2,764)
Accumulated other comprehensive loss	(1,707)	(356)
Accumulated deficit	(902,232)	(717,121)

Total stockholders’ equity	326,811	467,342

Total liabilities and stockholders’ equity	$858,554	$744,921

See accompanying notes.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information)

	Years ended December 31,
	2005	2004	2003
Revenue:
Contract research revenue	$81,602	$89,185	$78,962
Product sales and royalty revenue	29,366	25,085	27,295
Exubera® commercialization readiness revenue	15,311	—	—

Total revenue	126,279	114,270	106,257
Operating costs and expenses:
Cost of goods sold	23,728	19,798	14,678
Exubera® commercialization readiness costs	12,268	—	—
Research and development	151,659	133,523	122,149
General and administrative	43,852	30,967	29,966
In process research and development—Aerogen	7,859	—	—
Amortization of other intangible assets	4,206	3,924	4,219
Impairment of long lived assets	65,340	—	—

Total operating costs and expenses	308,912	188,212	171,012

Loss from operations	(182,633)	(73,942)	(64,755)
Loss on extinguishment of debt	(303)	(9,258)	12,018
Other income (expense), net	(1,249)	296	983
Interest income	13,022	6,602	5,360
Interest expense	(14,085)	(25,747)	(19,327)

Loss before provision for income taxes	(185,248)	(102,049)	(65,721)

Provision for income taxes	137	163	(169)

Net loss	$(185,111)	$(101,886)	$(65,890)

Basic and diluted net loss per share	$(2.15)	$(1.30)	$(1.18)

Shares used in computing basic and diluted net loss per share	85,915	78,461	55,821

See accompanying notes.

NEKTAR THERAPEUTICS

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

	Preferred Shares		Common Shares		Capital In Excess of Par Value	Deferred Compensation	Accumulated Other Comprehensive Income/(Loss)	Accum. Deficit	Total Stockholders’ Equity
	Shares	Amount Paid In	Shares	Par Value
Balance at December 31, 2002	40	—	55,553	$6	$754,680	$(239)	$1,668	$(549,345)	$206,770
Common stock issued upon exercise of stock options	—	—	362	—	1,959	—	—	—	1,959
Premium associated with newly issued convertible subordinated notes (as restated)					19,208				19,208
Compensation in connection with stock options granted to consultants	—	—	—	—	178	—	—	—	178
Compensation in connection with severance					677				677
Shares issued for ESPP	—	—	140	—	595	—	—	—	595
Shares issued for retirement plans	—	—	142	—	1,203	—	—	—	1,203
Amortization of deferred compensation	—	—	—	—	—	201	—	—	201
Other comprehensive income/(loss)	—	—	—	—		—	(710)	—	(710)
Net loss	—	—	—	—	—	—	—	(65,890)	(65,890)

Comprehensive loss	—	—	—	—	—	—	—	—	(66,600)

Balance at December 31, 2003	40	—	56,197	6	778,500	(38)	958	(615,235)	164,191
Common stock issued upon exercise of stock options	—	—	1,817	—	13,665	—	—	—	13,665
Common stock issued in secondary offering net of issuance costs of $3,088	—	—	9,500	1	196,411	—	—	—	196,412
Conversion of convertible subordinated debentures net of issuance costs of $2,315	—	—	15,974	1	191,281	—	—	—	191,282
Preferred stock purchased by Enzon, Inc	(20)	—	880	—	—	—	—	—	—
Compensation in connection with stock options granted to consultants	—	—	—	—	678	—	—	—	678
Compensation in connection with severance	—	—	—	—	247	—	—	—	247
Amortization of deferred compensation	—	—	—	—	3,902	(2,726)	—	—	1,176
Shares issued for ESPP	—	—	126	—	1,285	—	—	—	1,285
Shares issued for retirement plans	—	—	66	—	1,158	—	—	—	1,158
Exercise of warrants	—	—	12	—	—	—	—	—	—
Tax benefit related to employee stock option exercises	—	—	—	—	448	—	—	—	448
Other comprehensive income/(loss)	—	—	—	—	—	—	(1,314)	—	(1,314)
Net loss	—	—	—	—	—	—	—	(101,886)	(101,886)

Comprehensive loss									(103,200)

Balance at December 31, 2004	20	—	84,572	8	1,187,575	(2,764)	(356)	(717,121)	467,342

NEKTAR THERAPEUTICS

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY—(Continued)

(in thousands)

	Preferred Shares		Common Shares		Capital In Excess of Par Value	Deferred Compensation	Accumulated Other Comprehensive Income/(Loss)	Accum. Deficit	Total Stockholders’ Equity
	Shares	Amount Paid In	Shares	Par Value
Common stock issued upon exercise of stock options	—	—	1,015	—	9,621	—	—	—	9,621
Common stock issued in secondary offering									—
net of issuance costs of $427	—	—	1,891	1	31,563	—	—	—	31,564
Compensation in connection with stock									—
options granted to consultants	—	—	—	—	208	—	—	—	208
									—
Amortization of deferred compensation	—	—	34	—	2,039	(185)	—	—	1,854
Shares issued for ESPP	—	—	108	—	1,239	—	—	—	1,239
Shares issued for retirement plans	—	—	87	—	1,445	—	—	—	1,445
Other comprehensive income/(loss)	—	—	—	—	—	—	(1,351)	—	(1,351)
Net loss	—	—	—	—	—	—	—	(185,111)	(185,111)

Comprehensive loss									(186,462)

Balance at December 31, 2005	20	—	87,707	$9	$1,233,690	$(2,949)	$(1,707)	$(902,232)	$326,811

See accompanying notes.

NEKTAR THERAPEUTICS

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2005	2004	2003
Cash flows used in operating activities:
Net loss	$(185,111)	$(101,886)	$(65,890)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	19,190	12,557	12,279
Amortization of other intangible assets	4,904	4,507	4,507
Amortization of debt issuance costs	1,217	947	1,430
Amortization of deferred compensation	1,854	1,176	201
Amortization of gain related to sale of building	(934)	—	—
Loss on termination of capital lease	1,136	—	—
Non-cash compensation for employee retirement plans	1,445	1,158	1,203
Non-cash compensation for employee severance	—	247	677
Stock-based compensation for services rendered	208	678	178
Gain (loss) on sale or disposal of assets	—	(462)	(92)
Loss(Gain) on early extinguishment of debt	303	9,258	(12,018)
Increase in provision for doubtful accounts and sales returns reserve	27	(659)	69
Tax benefit related to employee stock option exercises	—	448	—
In process research and development	7,859	—	—
Impairment of long lived assets	65,340	—	—
Changes in assets and liabilities:
Decrease (increase) in trade accounts receivable	6,017	(6,032)	(1,852)
Increase in inventories	(7,420)	(2,132)	(2,250)
Decrease (increase) in prepaids and other assets	(7,118)	(4,399)	1,708
Increase (decrease) in accounts payable	10,329	(683)	(581)
Increase (decrease) in accrued expenses	5,259	(2,520)	(11,361)
Increase (decrease) in interest payable	1,781	(426)	(1,326)
Increase (decrease) in deferred revenue	(7,174)	11,341	(3,367)
Increase (decrease) in other liabilities	2,890	(1,260)	284

Net cash used in operating activities	(77,998)	(78,142)	(76,201)

Cash flows from investing activities:
Purchases of short-term investments	(234,991)	(534,689)	(283,451)
Sales of short-term investments	88,950	165,077	118,616
Maturities of investments	227,113	220,260	190,351
Purchase of long-term investments	—	(28)	(14,492)
Business acquisition, net of cash acquired	(30,714)	—	—
Sales of long-term investments	—	12,470	2,050
Purchases of property and equipment	(17,955)	(24,241)	(18,746)
Disposal of property and equipment	—	—	92
Purchase of building, net	—	(2,953)	—
Proceeds from interest in partnership	—	22,450	—

Net cash provided by (used in) investing activities	32,403	(141,654)	(5,580)

Cash flows from financing activities:
Proceeds from debt and capital lease financing	261	4,399	12,363
Payments of loan and capital lease obligations	(2,517)	(7,971)	(3,537)
Proceeds from convertible subordinated notes	305,645	—	106,100
Repurchase of convertible subordinated notes	(70,964)	(376)	(16,180)
Issuance of common stock, net of issuance costs	31,564	196,412	—
Issuance of common stock related to employee stock purchase plan	1,239	1,285	595
Issuance of common stock related to employee stock option exercises	9,621	13,665	1,959

Net cash provided by financing activities	274,849	207,414	101,300

Effect of exchange rates on cash and cash equivalents	(45)	—	—
Net increase (decrease) in cash and cash equivalents	229,209	(12,382)	19,519
Cash and cash equivalents at beginning of year	32,064	44,446	24,927

Cash and cash equivalents at end of year	$261,273	$32,064	$44,446

See accompanying notes

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

Note 1—Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

We are a biopharmaceutical company developing breakthrough products that make a difference in patients’ lives. We create differentiated, innovative products by applying our drug delivery technologies to established or novel medicines. Our leading technologies are Nektar Pulmonary Technology and Nektar Advanced PEGylation Technology. Nine products using these technologies have received regulatory approval in the U.S. or the EU. Our two technology platforms are the basis of nearly all of the partnered and proprietary products we currently have in preclinical and clinical development. We are also engaged in exploratory development with other early stage technologies.

We create or enable breakthrough products in two ways. First, we develop products in collaboration with pharmaceutical and biotechnology companies that seek to improve and differentiate their products. Second, we apply our technologies to established medicines to create and develop our own differentiated, proprietary products. Our proprietary products are designed to target serious diseases in novel ways. We believe our proprietary products have the potential to raise the standards of current patient care by improving efficacy, safety, and/or ease-of-use.

Reclassification

Subsequent to the filing of our 2004 Annual Report on Form 10-K, additional clarification was provided regarding the financial statement classification of auction rate securities held as investments. Pursuant to this guidance, auction rate securities are not to be classified as cash and cash equivalents. We invest in auction rate securities as part of our cash management strategy. These investments, which we have historically classified as cash and cash equivalents because of the short time frame between auction periods, have been reclassified as short-term investments. We have reclassified $72.4 million and $19.6 million of auction rate securities from cash equivalents to short-term investments as of December 31, 2004 and 2003. There was no impact on the Consolidated Statements of Operations or total current assets as a result of the reclassification for the years ended December 31, 2004 or 2003. The impact on the Consolidated Statements of Cash Flows was an increase of $52.7 million and $9.7 million in cash used in investing activities for the years ended December 31, 2004 and 2003, respectively. This reclassification did not result in any change to our revenue, total current assets, or net loss for the years ended December 31, 2004 and 2003 or for any quarterly period during the years ended December 31, 2004 and 2003.

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

Principles of Consolidation

Our consolidated financial statements include the financial position and results of operations and cash flows of our wholly-owned subsidiaries: Nektar Therapeutics AL, Corporation (“Nektar AL”), formerly Shearwater Corporation; Nektar Therapeutics UK, Ltd. (“Nektar UK”), formerly Bradford Particle Design Ltd, Nektar

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Mountain View (formerly Aerogen, Inc), Nektar Therapeutics (India) Private Limited, and Inhale Therapeutic Systems Deutschland GmbH (“Inhale Germany”). As of December 31, 2003 our consolidated financial statements also included the financial statements of Inhale 201 Industrial Road, L.P., a real estate partnership in San Carlos, California and Shearwater Polymers, LLC, a real estate partnership in Alabama. As of September 30, 2004, these real estate partnerships were dissolved and are no longer included in our consolidated financial statements (see note 13). All intercompany accounts and transactions have been eliminated in consolidation.

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

Our customers are primarily pharmaceutical and biotechnology companies that are located in the U.S. and Europe. Our account receivable balance contains trade receivables from product sales and collaborative research agreements. At December 31, 2005, two customers represented 49% and 10% of our accounts receivable, respectively, and at December 31, 2004, four different customers represented 25%, 23%, 16%, and 10% of our accounts receivable, respectively. We provide for a general allowance for doubtful accounts by reserving for specifically identified doubtful accounts plus a percentage of past due amounts. We have not experienced significant credit losses from our accounts receivable or collaborative research agreements, and none is currently expected. We perform a regular review of our customer’s payment history and associate credit risks and do not require collateral from our customers.

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

We are dependent on Pfizer Inc as the source of a significant proportion of our revenue. Contract research revenue from Pfizer Inc represented 64%, 61% and 61% of our revenue for the years ended December 31, 2005, 2004 and 2003, respectively. Deferred revenue from Pfizer Inc represented 42% and 76% of deferred revenue as of December 31, 2005 and 2004, respectively. The termination of this collaboration arrangement could have a material adverse effect on our financial position and results of operations. No other single customer represented 10% or more of our total revenues for any of the three years ended December 31, 2005, 2004, or 2003.

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Should the Pfizer Inc collaboration be discontinued during the launch of Exubera®, we will need to find alternative funding sources to replace the collaboration revenue and will need to reassess the realizability of assets capitalized. Additionally, we may have contingent payments to our contract manufacturers to reimburse them for their capital outlay to the extent that they cannot re-deploy their assets and may incur additional liabilities. At the present time, it is not possible to estimate the loss that will occur as a result of these obligations should there be a delay in the launch of Exubera®.

Recent Accounting Pronouncements

In November 2005, the FASB released FASB Staff Position (“FSP”) No. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP, effective January 1, 2006, provides accounting guidance regarding the determination of when an impairment of debt and equity securities should be considered other-than-temporary, as well as the subsequent accounting for these investments. The adoption of this FSP is not expected to have a material impact on our financial position or results of operations.

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

In December 2004, the Financial Accounting Standards Board (“FASB”) released a revision to Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“FAS 123R”). FAS 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. We have adopted FAS 123R commencing on January 1, 2006. As a result of our application of FAS 123R, we will have to recognize substantially more

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

compensation expense. This will have a material adverse impact on our financial position and results of operations.

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

In November 2004, the FASB released SFAS No. 151, Inventory Costs—An Amendment to ARB No. 43. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as defined by ARB No. 43, Chapter 4, Inventory Pricing. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We have adopted SFAS No. 151 commencing on January 1, 2006. As a result of our application of FASB No. 151 we will expense more of our overhead costs as period expenses.

Cash, Cash Equivalents and Investments

We consider all highly liquid investments with a maturity at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents include demand deposits held in banks, interest bearing money market funds, commercial paper, federal and municipal government securities, and repurchase agreements.

Investments consist of: 1) auction rate securities with varying maturities, and 2) federal and municipal government securities, corporate bonds, and commercial paper with A1, F1, or P1 short-term ratings and A or better long-term ratings with remaining maturities at date of purchase of greater than 90 days. Investments with maturities greater than one year are classified as long-term and represent investments of cash that are reasonably expected to be realized in cash and are available for use, if needed, in current operations.

At December 31, 2005, all investments are designated as available-for-sale and are carried at fair value, with unrealized gains and losses, net of tax, reported in stockholders’ equity as accumulated other comprehensive income (loss). Investments are adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities, if any, are included in other income (expense). The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

At December 31, 2005 and 2004, we had letter of credit arrangements with certain financial institutions and vendors including our landlord totaling $2.6 million and $2.2 million, respectively. These letters of credit are secured by investments in similar amounts.

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and other accrued liabilities, approximate fair value because of their short term maturities. Fair value for investments in public companies is determined using quoted market prices for those securities.

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Inventories

Inventories consist primarily of raw materials, work-in-process and finished goods of Nektar San Carlos, Nektar Al, Nektar Mountain View, and Nektar Ireland. Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost is computed using standard cost, which approximates actual costs on a first-in, first-out basis. Inventories are reflected net of a reserve of $3.1 million and $3.2 million as of December 31, 2005 and 2004, respectively. Reserves are determined using specific identification plus an estimated reserve against finished goods for potential defective or excess inventory based on historical experience. The following is a breakdown of net inventory (in thousands):

	December 31,
	2005	2004
Raw material	$8,050	$4,848
Work-in-process	2,740	4,552
Finished goods	7,837	1,291

Total	$18,627	$10,691

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

Certain amounts have been expensed for plant design, engineering and validation costs based on our evaluation that it is unclear whether such costs are ultimately recoverable. These amounts will become recoverable when Exubera® commercial production commences (see note 3).

Goodwill

Goodwill is tested for impairment at least annually or on an interim basis if an event occurs or circumstances change that would more-likely-than-not reduce the fair value below our carrying value. The impairment tests for goodwill are performed at the business unit level, which we have identified as our pulmonary and proprietary business unit, our advanced pegylation technology business unit and our super critical fluids business unit. We performed our annual impairment test for the respective business unit and determined that the undiscounted cash flow from the long-range forecast for the pulmonary business unit and advanced pegylation business unit exceeds the carrying amount of our goodwill. The goodwill and certain long lived assets associated with the supercritical fluids business unit was deemed to be impaired as of December 31, 2005 (see note 5).

Goodwill is tested for impairment using a two-step approach. The first step is to compare our fair value to our net asset value, including goodwill. If the fair value of our net assets is greater than our net book value, goodwill is not considered impaired and the second step is not required. If the fair value is less than our net asset value, the second step of the impairment test measures the amount of the impairment loss, if any. The second step of the impairment test is to compare the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. The implied fair value of goodwill is calculated in the same manner that goodwill is calculated in a business

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

combination, whereby the fair value is allocated to all of the assets and liabilities (including any unrecognized intangible assets) as if they had been acquired in a business combination and the fair value was the purchase price. The excess “purchase price” over the amounts assigned to assets and liabilities would be the implied fair value of goodwill.

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

To limit our exposure to foreign currency exchange rate fluctuations with respect to British Pounds, we have periodically purchased British Pounds on the spot market and hold in a U.S. bank account. At December 31, 2005, we held British Pounds valued at approximately $1.3 million in a U.S. bank account, using the exchange rate as of period end. Such amount is included in cash on our balance sheet. During the year ended December 31, 2005, an immaterial amount of losses resulting from revaluing British Pounds at the current exchange rate were included in other income/(expense).

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive gain included unrealized gains (losses) on available-for-sale securities, translation adjustments, and unrealized gains (losses) on available-for-sale securities using the specific identification method. The comprehensive loss consists of the following components net of related tax effects (in thousands):

	Years ended December 31,
	2005	2004	2003
Net loss, as reported	$(185,111)	$(101,886)	$(65,890)
Change in net unrealized gains/(losses) on available-for-sale securities	(101)	(2,129)	(975)
Net unrealized (gains)/losses reclassified into earnings	—	23	(48)
Translation adjustment	(1,250)	792	313

Total comprehensive loss	$(186,462)	$(103,200)	$(66,600)

The components of accumulated other comprehensive loss are as follows (in thousands):

	December 31,
	2005	2004
Unrealized gains/(losses) on available-for-sale securities	$(1,957)	$(1,856)
Translation adjustment	250	1,500

Total accumulated other comprehensive income	$(1,707)	$(356)

Stock-Based Compensation

For the period ended December 31, 2005, we applied the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for those plans. Under this opinion, no stock-based employee compensation expense is charged for options that were granted at an exercise price that was equal to the market value of the underlying common stock on the date of grant. Stock compensation costs are immediately recognized to the extent the exercise price is below the fair value on the date of grant and no future vesting criteria exist.

For stock awards issued below our market price on the grant date, we record deferred compensation representing the difference between the price per share of stock award issued and the fair value of the Company’s common stock at the time of issuance or grant, and we amortize this amount over the related vesting periods on a straight-line basis.

Pro forma information regarding net loss and net loss per share required by SFAS 123, as amended by SFAS 148, regarding the fair value for employee options and employee stock purchase plan shares was estimated at the date of grant using a Black-Scholes option valuation model with the following weighted-average assumptions:

	December 31,
	2005	2004	2003
Risk-free interest rate	4.0%	3.3%	2.8%
Dividend yield	0.0%	0.0%	0.0%
Volatility factor	0.710	0.707	0.744
Weighted average expected life	4.5 years	5.0 years	5.0 years

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

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

The following table illustrates the effect on net loss and net loss per share as if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands, except per share information):

	Years ended December 31,
	2005	Revised 2004	Revised 2003
Net loss, as reported	$(185,111)	$(101,886)	$(65,890)
Add: stock-based employee compensation included in reported net loss	1,854	1,423	878
Deduct: total stock-based employee compensation expense determined under fair value methods for all awards	(21,986)	(25,183)	(27,468)

Net loss, pro forma	$(205,243)	$(125,646)	$(92,480)

Net loss per share
Basic and diluted, as reported	$(2.15)	$(1.30)	$(1.18)
Basic and diluted, pro forma	$(2.39)	$(1.60)	$(1.66)

The revised reported pro forma net loss for the years ended December 31, 2004 and 2003, has been decreased by $6.0 million and $6.8 million, respectively, for options exchanged under stock option exchange programs and adjustments from computational corrections.

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

Revenue Recognition

We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”). Effective July 1, 2003, we adopted the provisions of Emerging Issues Task Force, Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”

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

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

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

Payments received for milestones achieved are deferred and recorded as revenue ratably over the next period of continued development. Management makes its best estimate of the period of time until the next milestone is reached. This estimate affects the recognition of revenue for completion of the previous milestone. The original estimate is periodically evaluated to determine if circumstances have caused the estimate to change and if so, amortization of revenue is adjusted prospectively. Because there is no future period of development beyond the final milestone, the final milestone payment is recognized upon achievement.

Product sales are derived primarily from cost-plus manufacturing and supply contracts for our PEG Reagents with individual customers in our industry. Sales terms for specific PEG Reagents are negotiated in advance. Revenues related to our product sales are recorded in accordance with the terms of the contracts. Provisions for potential product returns have been made on a historical trends basis. To date we have not experienced any significant returns from our customers.

Clinical Trial Accruals

We record accruals for estimated clinical study costs. Most of our clinical studies are performed by third party contract research organizations (CROs). We accrue costs for clinical studies performed by CROs on a straight-line basis over the service periods specified in the contracts and adjust our estimates, if required, based upon our on-going review of the level of effort and costs actually incurred by the CRO. We validate our accruals quarterly with our vendors and perform detailed reviews of the activities related to our significant contracts. Based upon the results of these validation processes, we assess the appropriateness of our accruals and make any adjustments we deem necessary to ensure that our expenses reflect the actual effort incurred by the CROs.

In general, our CRO contracts are terminable by us upon written notice and we are generally only liable for actual effort expended by the CRO at any point in time during the contract, regardless of payment status. Through December 31, 2005, differences between actual and estimated activity levels for any particular study were not significant enough to require a material adjustment. However, if management does not receive complete and accurate information from our vendors or has underestimated activity levels associated with a study at a given point in time, we would have to record additional and potentially significant R&D expenses in future periods.

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Shipping and Handling Costs

We record costs related to shipping and handling of product to customers in cost of goods sold for all periods presented.

Research and Development

Research and development costs are expensed as incurred and include salaries, benefits, and other operating costs such as outside services, supplies, and allocated overhead costs. We perform research and development for our proprietary products and technology development and for others pursuant to feasibility agreements and development and license agreements. For our proprietary products we may invest our own funds without reimbursement from a collaborative partner. Under our feasibility agreements, we are generally reimbursed for the cost of work performed. Feasibility agreements are designed to evaluate the applicability of our technologies to a particular molecule and therefore are generally completed in less than one year. Under our development and license agreements, products developed using our technologies may be commercialized with a collaborative partner. Under these development and license agreements, we may be reimbursed for development costs, may also be entitled to milestone payments when and if certain development and/or regulatory milestones are achieved, and may be compensated for the manufacture and supply of clinical and commercial product. We may also receive royalties on sales of commercial product. All of our research and development agreements are generally cancelable by the partner without significant financial penalty.

From time to time we acquire in-process research and development programs as part of strategic business acquisitions. Generally, in-process research and development purchased in a business combination is expensed on the acquisition date primarily because the acquired technology had not yet reached technological feasibility and had no future alternative use. In the year ended December 31, 2005, we recorded a charge of $7.9 million for in-process research and development costs in connection with our acquisition of Aerogen.

Segment Reporting

We report segment information in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. The Company is managed as one business segment. The entire business is comprehensively managed by our Executive Committee that reports to the Chief Executive Officer. The Executive Committee is our chief operating decision maker. We have multiple technologies, all of which are marketed to a common customer base (pharmaceutical and biotechnology companies which are typically located in the U.S. and Europe). We have three drug technology platforms that are designed to improve the performance of molecules and drug delivery. These platforms represent our business units and are comprised of Nektar Advanced PEGylation Technology, Nektar Pulmonary Technology and Nektar Supercritical Fluid Technology, respectively.

Our research revenue is derived primarily from clients in the pharmaceutical and biotechnology industries. Revenue from Pfizer Inc represented 64%, 61% and 61% of our revenue for the years ended December 31, 2005, 2004, and 2003, respectively. Deferred revenue from Pfizer Inc represented 42%, 76%, and 89% of deferred revenue as of December 31, 2005, 2004, and 2003, respectively. Product sales relate to sale of our manufactured Nektar Advanced PEGylation Technology products by Nektar AL and approximately $1.6 million of commercial product sold to Pfizer Inc.

Our accounts receivable balance contains trade receivables from product sales and collaborative research agreements. At December 31, 2005, two customers represented 48% and 10% of our accounts receivable, respectively, and at December 31, 2004, four different customers represented 25%, 23%, 16%, and 10% of our accounts receivable, respectively.

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

We primarily receive contract research revenue from, and provide product sales to, customers located within the United States. Revenues are derived from customers in the following geographic areas (in thousands):

	Years ended December 31,
	2005	2004	2003
Contract research revenue
United States	$74,728	$87,962	$77,496
All other countries	6,874	1,223	1,466

Total contract research revenue	$81,602	$89,185	$78,962

Product sales and royalty revenues
United States	$19,449	$12,893	$15,837
European countries	8,101	10,387	10,260
All other countries	1,816	1,805	1,198

Total product sales	$29,366	$25,085	$27,295

Exubera® commercialization readiness revenue
United States	$15,311	$—	$—

Total Exubera® commercialization readiness revenue	$15,311	$—	$—

The net book value of our other long-lived assets are located in the following geographic areas (in thousands):

	Years ended December 31,
	2005	2004
United States	$243,568	$220,714
United Kingdom	1,582	69,509
Other European Countries	3,339	159

Total	$248,489	$290,382

Net Loss Per Share

Basic net loss per share is calculated based on the weighted-average number of common shares outstanding during the periods presented, less the weighted-average shares outstanding which are subject to the Company’s right of repurchase.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Years ended December 31,
	2005	2004	2003
Numerator:
Net loss	$(185,111)	$(101,886)	$(65,890)

Denominator:
Weighted average number of common shares outstanding	85,915	78,461	55,821

Net loss per share—basic and diluted	$(2.15)	$(1.30)	$(1.18)

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

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

	December 31,
	2005	2004	2003
Warrants	36	36	56
Options and restricted stock units	16,721	13,976	14,953
Convertible preferred stock	1,023	875	1,755
Convertible debentures and notes	16,896	3,831	19,106

Total	34,676	18,718	35,870

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

Note 2—Financial Instruments

As of December 31, 2005 and 2004, we held a portfolio exclusively of debt securities. Certain of these securities have a fair value less than their amortized cost. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and EITF 03-01, we have recorded the difference between the amortized cost and fair value as a component of accumulated other comprehensive income. Management has concluded that no impairment should be recognized related to these investments because the unrealized losses incurred to date are not considered other than temporary. Management has reached this conclusion based upon its intention to generally hold all debt investments with an unrealized loss until maturity at which point they are redeemed at full par value, a history of actually holding the majority of our investments to maturity, and our strategy of aligning of the maturity of our debt investments to meet our cash flow needs. Therefore, we have the ability and intent to hold all of our debt investments to maturity.

We determine the fair value amounts by using available market information. At December 31, 2005 and 2004, the average portfolio duration was approximately one year, and the contractual maturity of any single investment did not exceed twenty-four months, with the exception of auction rate securities. Investments with maturities greater than one year are classified as long-term investments even though they are reasonably expected to be realized in cash and are available for use in current operations. The gross unrealized gains on available for sale securities at December 31, 2005 and 2004, amounted to approximately nil, respectively. The gross unrealized losses on available for sale securities at December 31, 2005 and 2004, amounted to approximately $2.0 million and approximately $1.9 million, respectively. As of December 31, 2005, there were 58 securities that had been in a loss position for approximately twelve months or more and which had a fair value $103.9

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

million and an unrealized loss of $0.5 million. As of December 31, 2004, there were 21 securities that had been in a loss position for approximately twelve months or more and which had a fair value $31.4 million and an unrealized loss of approximately $0.1 million.

The following is a summary of operating cash and available-for-sale securities as of December 31, 2005 (in thousands):

	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and Available-for-Sale Securities
Obligations of U.S. government agencies	$123,679	$—	$(631)	$123,048
U.S. corporate commercial paper	179,790	9	(202)	179,597
Obligations of U.S. corporations	180,253	—	(1,125)	179,128
Obligations of non U.S. corporations	2,983	—	(8)	2,975
Repurchase agreements	64,199	—	—	64,199
Cash and other debt securities	17,476	—	—	17,476

Total Cash and Available-for-Sale Securities	$568,380	$9	$(1,966)	$566,423

Amounts included in cash and cash equivalents	$261,466	$9	$(202)	$261,273
Amounts included in short-term investments (less than one year to maturity)	215,942	—	(1,014)	214,928
Amounts included in long-term investments (one to two years to maturity)	90,972	—	(750)	90,222

Total Cash and Available-for-Sale Securities	$568,380	$9	$(1,966)	$566,423

The following is a summary of operating cash and available-for-sale securities as of December 31, 2004 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and Available-for-Sale Securities
Obligations of U.S. government agencies	$164,883	$1	$(923)	$163,961
Obligations of U.S. state and local government agencies	1,150	—	—	1,150
U.S. corporate obligations	147,114	—	(918)	146,196
Non U.S. corporate obligations	4,033	—	(16)	4,017
Repurchase agreements	14,200	—	—	14,200
Auction rate securities	72,350	—	—	72,350
Cash	16,866	—	—	16,866

Total Cash and Available-for-Sale Securities	$420,596	$1	$(1,857)	$418,740

Amounts included in cash and cash equivalents	$32,064	$—	$—	$32,064
Amounts included in short-term investments (less than one year to maturity)	212,586	—	(916)	211,670
Amounts included in long-term investments (one to two years to maturity)	103,596	1	(941)	102,656
Amounts included in long-term investments (more than 2 years to maturity)	72,350	—	—	72,350

Total Cash and Available-for-Sale Securities	$420,596	$1	$(1,857)	$418,740

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

In March 2004, we converted $133.3 million of 3% convertible subordinated notes due June 2010 into 11.7 million shares of common stock. In connection with the conversion, we agreed to pay $75.00 per $1,000 of the notes to be converted, for an aggregate payment of approximately $10.0 million. This amount was paid through the sale of these held-to-maturity pledged treasury securities. As a result there were no held-to-maturity securities as of December 31, 2004. The realized gain on these held-to-maturity securities of the date of sale was less than $0.1 million.

Note 3—Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2005	2004
Laboratory and other equipment	$98,771	$66,503
Building and leasehold improvements	114,902	86,887
Construction-in-progress	15,198	61,525

Property and equipment at cost	228,871	214,915
Less: accumulated amortization and depreciation	(86,744)	(63,668)

Property and equipment, net	$142,127	$151,247

During the year ended December 31, 2004, we entered into a redemption agreement with respect to our interest in a real estate partnership (see note 13). We simultaneously entered into a sale-leaseback agreement and, in accordance with FAS 98, Accounting for Leases, we capitalized the building by recording a capital lease asset and obligation equal to the fair market value of the leased asset of $25.5 million. Accumulated amortization of the building under lease was approximately $2.3 million and $1.1 million for the years ended December 31, 2005 and 2004, respectively. Amortization of capital leases is included in depreciation expense.

Construction-in-progress includes assets associated with the scale-up of our commercial manufacturing operations and capitalized interest.

Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $19.2 million, $12.6 million and $12.3 million, respectively.

In accordance with SFAS 2, Accounting for Research and Development Costs, we have expensed certain amounts paid for plant design, engineering, and validation costs for the automated assembly line equipment that will be used in connection with the manufacture of the inhaler device for Exubera® because such costs have no alternative future use. The net credit of $0.2 million recorded in the year ended December 31, 2005 was the result of $0.5 million of expenses incurred, offset by a $0.7 million credit received from our contract manufacturer. The total amount expensed was $1.7 million, and $6.6 million, for the years ended December 31, 2004, and 2003, respectively. As of December 31, 2005, the capitalized net book value of the automated assembly line equipment located at our contract manufactures’ sites totals $22.8 million. These assets are intended to be used in connection with the manufacture of the inhaler device for Exubera®. The total amount capitalized amounted to nil, $0.2 million, and $1.4 million for the years ended December 31, 2005, 2004, and 2003, respectively. These amounts have been capitalized based upon our determination that the related assets have alternative future use and therefore have separate economic or realizable value. The depreciation expense related to these assets was $1.0 million for the year ended December 31, 2005.

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

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

In January 1995, we entered into a collaborative development and license agreement with Pfizer Inc to develop Exubera® based on our Pulmonary Technology. Under the terms of the agreement, we receive funding consisting of initial fees, contract research and development funding and progress payments. Upon execution of the agreement Pfizer Inc purchased $5.0 million of our Common Stock. In addition, in October 1996, Pfizer Inc purchased an additional $5.0 million of our Common Stock. Pfizer Inc has global commercialization rights for Exubera® while we receive royalties on sales of commercialized products. We will manufacture a portion of insulin powder and supply the inhaler devices to Pfizer Inc. Under this agreement we recognized revenue of approximately $78.2 million, $64.4 million, and $55.4 million in 2005, 2004, and 2003, respectively.

In February 2006, we entered into a collaboration with Bayer HealthCare AG to develop an inhaleable powder formulation of a novel form of Ciprofloxacin (Cipro) to treat chronic lung infections caused by Pseudomonas aeruginosa in cystic fibrosis patients. Under the terms of the collaboration, Nektar will be responsible for formulation of the dry powder and development of the inhalation system, as well as clinical and commercial manufacturing of the drug formulation and device combination. Bayer will be responsible for the clinical development and worldwide commercialization of the system. Nektar will receive funding for preclinical development, milestone payments, and royalty payments when and if the product is commercialized. Under this agreement we recognized revenue of approximately $4.1 million in 2005.

In January 2005, we entered into a collaboration to develop an inhaleable powder form of Zelos Pharmaceuticals Internationals’ parathyroid hormone (PTH) analogue, called Ostabolin-CTM. Under the terms of the agreement, Nektar will be responsible for development of the formulated dry powder drug and inhalation system, as well as clinical and commercial manufacturing. Zelos will be responsible for supply of the active pharmaceutical ingredient or API, clinical development and commercialization. Nektar will receive research and development funding, milestone payments, and royalty payments when the product is commercialized. Under this agreement we recognized revenue of approximately $3.5 million in 2005.

We entered into an agreement with Eyetech Pharmaceuticals, Inc. in February 2002 to supply our Advanced PEGylation Technology in the development and commercial manufacturing of Macugen® (pegaptanib sodium injection), a PEGylated anti-Vascular Endothelial Growth Factor aptamer currently approved for marketing approval in the U.S. and filed for approval in the EU by Eyetech and its partner, Pfizer Inc. Macugen® is indicated for the treatment of age-related macular degeneration (“AMD”), which is the leading cause of blindness among Americans over the age of 55. Nektar received development milestone payments and will receive royalties on sales of commercialized products, as well as revenues from exclusive manufacturing of the PEG derivative. We will share a portion of the profits on this product with Enzon Pharmaceuticals, Inc. Macugen® is also in Phase II testing for the treatment of diabetic macular edema (“DME”). Under this agreement we recognized revenue of approximately $6.1 million, $1.5 million and $0.7 million in 2005, 2004 and 2003, respectively.

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

In February 2002, we entered into a collaboration with Unimed Pharmaceuticals, Inc., a wholly owned subsidiary of Solvay Pharmaceuticals, Inc., to develop a formulation of dronabinol (synthetic delta-9-tetrahydrocannabinol) to be delivered using a metered dose inhaler. The product is under development for multiple indications. Dronabinol is the active ingredient in Unimed’s MARINOL® capsules, which are approved in the U.S. for multiple indications. Solvay initiated Phase II trials for pulmonary dronabinol in 2005 for the treatment of migraines with and without aura. We will receive research and development funding, milestone payments as the program progresses through further clinical testing, and royalty payments on product sales and manufacturing revenues if the product is commercialized. Under this agreement we recognized revenue of approximately $2.8 million, $5.5 million, and $5.3 million in 2005, 2004, and 2003, respectively.

In November 2001, we entered into a collaboration with Chiron to develop a next-generation dry powder inhaled formulation of tobramycin for the treatment of Pseudomonas aeruginosa in cystic fibrosis patients and to explore the development of other inhaled antibiotics using our Pulmonary Technology. We recognized $4.8 million, $7.3 million, $5.8 million in revenue for the years ended December 31, 2005, 2004, and 2003 respectively, related to this collaboration.

We entered into a license, manufacturing and supply agreement for Cimzia™ (certolizumab pegol, CDP870) with Celltech Group plc in 2000, which was subsequently assigned to Pharmacia. In October 2002, Pharmacia initiated Phase III clinical trials with CDP 870. In April 2003, Pfizer Inc acquired Pharmacia and in February 2004, Pfizer Inc reassigned rights to CDP870 back to Celltech. In 2004, Celltech was acquired by UCB Pharma. Under the agreement, we receive milestone payments, royalties on product sales and PEG manufacturing revenues if the product is commercialized, which are partially shared with Enzon. UCB has filed a biologics licensing application with the FDA for Cimzia™ for the treatment for Crohn’s disease. Under this agreement, we recognized product revenue of approximately $3.2 million, $8.5 million and $5.0 million for the years ended December 31, 2005, 2004 and 2003, respectively.

We entered into a license, manufacturing and supply agreement with Sensus Drug Development Corporation (which was subsequently acquired by Pfizer Inc) in January 2000, for the PEGylation of Somavert® (pegvisomant), a human growth hormone receptor antagonist. The agreement provides us with milestone payments, rights to manufacture the PEG reagent and a share of revenues. Somavert® has been approved for marketing in the U.S. and Europe for the treatment of certain patients with acromegaly. In 2005, 2004, and 2003, Somavert® accounted for approximately $0.9 million, $1.2 million, and $4.8 million, respectively, of our product sales.

We entered into a license, supply and manufacturing agreement with Confluent Surgical, Inc. in August 1999, for use of our PEG-hydrogel in Confluent’s SprayGel™ adhesion barrier systems. Under the terms of this arrangement, we manufacture and supply PEG components used in the SprayGel™ system and receive manufacturing and supply revenues from Confluent. We may also receive royalty payments on sales of commercialized products. SprayGel™ was approved for commercial distribution in Europe, receiving product certification by European regulatory authorities in November 2001. In June 2002, Confluent initiated Phase II/III pivotal trials in the U.S. of SprayGel™. Under this agreement we recognized revenue of approximately $1.7 million, $0.3 million and $0.3 million in 2005, 2004 and 2003, respectively.

We entered into a license, manufacturing and supply agreement in February 1997 with F. Hoffmann-La Roche Ltd. whereby we license to Roche the PEG reagent used in Roche’s PEGASYS® (peginterferon alfa-2b) product for the treatment of chronic hepatitis C. This agreement provides us with milestone payments, rights to manufacture the PEG reagent and a share of revenues related to the PEGASYS® product. A subsequent agreement with Roche related to further collaborative work on PEGASYS® was entered into in April 1999 to

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

develop the PEGylated interferon alfa-2a product. In 2005, 2004, and 2003, Roche accounted for approximately $2.5 million, $3.2 million, and $4.7 million, respectively, of our product sales.

We entered into a license, manufacturing and supply agreement with Amgen Inc., in July 1995, to supply one of our PEG reagents, which is utilized in the manufacture of Amgen’s Neulasta®. This product is indicated for reducing the incidence of infection, as manifested by febrile neutropenia in patients with non-myeloid malignancies receiving myelosuppressive anti-cancer drugs. The FDA approved Neulasta® for marketing in the United States in late January 2002. Under this agreement, we recognized product sales revenue of approximately $5.8 million, $5.2 million, and $6.2 million, in 2005, 2004, and 2003, respectively.

Note 5—Goodwill and Other Intangible Assets

Between 2001 and 2005 we acquired three businesses. The cost to acquire these businesses has been allocated to the assets acquired (including intangibles) and liabilities assumed according to their respective fair values, with the excess purchase price being allocated to goodwill.

Goodwill is tested for impairment at least annually or on an interim basis if an event occurs or circumstances change that would more-likely-than-not reduce the fair value below our carrying value. The impairment tests for goodwill are performed at the business unit level, which we have identified as our pulmonary and proprietary business unit, our advanced pegylation technology business unit and our super critical fluids business unit.

We performed our annual impairment test for goodwill in October 2005 and determined at that time that the undiscounted cash flow from our long-range forecast for each respective business unit exceeded the carrying amount of the respective goodwill. In December 2005 we were apprised of unfavorable results of clinical data related to programs from our super critical fluids business unit located in Bradford, England, Nektar UK, which provided an indication that the fair value of the respective business units goodwill was below the carrying value. Therefore, in connection with our year end close process, we re-performed the impairment analysis of goodwill and other long lived assets for Nektar UK. We determined the fair value of the intangibles and other assets of Nektar UK based on a discounted cash flow model to be less than the carrying amount of goodwill and certain long lived assets. Based on management’s assessment of the results of clinical data that became available in December 2005, and results of the discounted cash flow valuation as of December 31, 2005, we recorded an impairment charge to goodwill and long lived assets in the year ended December 31, 2005, in the amount of $59.6 million and $5.7 million, respectively. The remaining carrying value of goodwill, on a consolidated basis, at December 31, 2005 and 2004, was $78.4 million and $130.1 million, respectively.

In accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, we perform a test for recoverability of our intangible and other long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. An impairment loss would be recognized only if the carrying amount of an intangible or long-lived asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposal of the asset. Other than those long lived assets identified at Nektar UK, to date, there have been no events or changes in circumstances that would indicate that the carrying value of such assets in our other business units may not be recoverable, and therefore we have determined that there are no other impairments on our intangible and other long-lived assets, including capitalized assets related to Exubera®.

In assessing the recoverability of our intangibles and long-lived assets, other than those of Nektar UK, we have concluded that there are no impairments in the carrying value of the remaining assets as of December 31,

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

2005. If this assessment changes in the future, we may be required to record impairment charges for these assets. The carrying value of our purchased intangibles as of December 31, 2005 and 2004, is $13.5 million and $6.5 million, respectively. These assets are scheduled to be fully amortized by December 2012. The carrying value of our other long-lived assets as of December 31, 2005 and 2004, is $156.6 million and $153.8, respectively.

We periodically evaluate whether changes have occurred that would require revision of the remaining estimated useful lives of our other intangible assets or otherwise render the assets unrecoverable. If such an event occurred, we would determine whether the other intangibles are impaired. To date, there have been no events or changes in circumstances that would indicate that the carrying value of such assets may not be recoverable, and therefore we have determined that there has been no impairment on our intangible and other long-lived assets, including capitalized assets related to Exubera®. The components of our other intangible assets as December 31, 2005, are as follows (in thousands except useful life):

	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Core technology	5	$15,270	$(7,529)	$7,741
Developed product technology	5	2,900	(2,610)	290
Intellectual property	5-7	7,301	(6,779)	522
Supplier and customer relations	5	9,870	(4,971)	4,899

Total		$35,341	$(21,889)	$13,452

Amortization expense related to other intangible assets totaled $4.9 million, $4.5 million and $4.5 for the years ended December 31, 2005, 2004, and 2003, respectively ($0.7 million, $0.6 million and $0.3 million was recorded to cost of sales for the years ended December 31, 2005, 2004 and 2003, respectively). The following table shows expected future amortization expense for other intangible assets until they are fully amortized (in thousands):

Years ending December 31,
2006	$4,329
2007	2,380
2008	2,380
2009	2,380
2010	1,983

Total	$13,452

Note 6—Other Assets, Other Accrued Expenses and Other Long-Term Liabilities

Deposits and other assets consist of the following (in thousands):

	December 31,
	2005	2004
Debt issuance costs, net	$9,676	$2,173
Prepaid commercial costs	3,473	—
Other assets	1,330	386

Total deposits and other assets	$14,479	$2,559

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Debt issuance costs are associated with our outstanding series of convertible subordinated debentures and notes (see note 7) and are amortized to interest expense ratably over the term of the related debt.

Prepaid commercial costs represent contract manufacturing fees and expenses to be amortized to cost of goods sold over the remaining twenty-two month period.

Other accrued expenses consist of the following (in thousands):

	December 31,
	2005	2004
Accrued research and development expenses (other than compensation)	$6,598	$2,789
Accrued general and administrative expenses (other than compensation)	2,465	2,054
Accrued compensation	10,385	8,629
Accrued clinical trials	666	—
Deferred gain on sale of interest in partnership	874	1,593

Total other accrued expenses	$20,988	$15,065

Deferred gain on sale of interest in partnership is associated with our sale-leaseback transaction of one of our facilities and is being amortized over the term of the lease (see note 13).

Other long-term liabilities consist of the following (in thousands):

	December 31,
	2005	2004
Tenant improvement loan and equipment leases	$1,372	$1,398
Deferred gain on sale of interest in partnership	8,523	10,596
Loan from Pfizer	—	9,165
Deferred revenue	8,374	1,131
Accrued operating costs—long term	2,933	—
Other	608	2

Total other long-term liabilities	$21,810	$22,292

The tenant improvement loan and equipment leases represent the long-term portion of the present value of a tenant improvement loan and certain equipment leases (see note 8). The loan from Pfizer Inc relates to a non-interest bearing loan from Pfizer Inc which is contingently payable upon a commercial launch of Exubera® (see note 8).

Note 7—Convertible Subordinated Notes and Debentures

Issuance of 3.25% convertible subordinated notes

In September 2005, we issued $315.0 million in aggregate principal amount of our 3.25% Convertible Subordinated Notes (the 3.25% Notes) due September 2012. Interest on the 3.25% notes is payable semiannually in arrears on March 28 and September 28 of each year. The 3.25% Notes are unsecured and subordinate in right

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

to all our existing and future indebtedness. The notes are convertible at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion rate of 46.4727 shares per $1,000 principal amount of the 3.25% notes, which is equal to an initial conversion price of approximately $21.52. Beginning on September 28, 2008, we may redeem the 3.25% notes in whole or in part for cash at a redemption price equal to 100% of the principal amount of the 3.25% notes plus any accrued but unpaid interest if the closing price of the common stock has exceeded 150% of the conversion price of the 3.25% notes for at least 20 days in any consecutive 30 day trading period.

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

Retirement of certain 3.5% and 5% convertible subordinated notes

In September 2005, we retired $25.4 million and $45.9 million aggregate principle amount of our outstanding 5% and 3.5% convertible subordinate notes due February 2007 and October 2007, respectively, in cash, in privately negotiated transactions. As a result of the transactions we recognized losses related to the early extinguishment of the 5% and 3.5% of approximately $0.3 million and nil, for the years ended December 31, 2005 and 2004, respectively.

As a result of the transactions related to convertible subordinated debt during the quarter ended September 30, 2005 our total contractual obligation with regard to convertible subordinated debt has increased from $173.9 million at December 31, 2004, to $417.7 million at December 31, 2005.

The following summarizes our outstanding convertible subordinated debt as of December 31, 2005:

Class	Maturity	Amount Outstanding	Conversion Price
5%	February 2007	$36.1 million	$38.36
3.5%	October 2007	$66.6 million	$50.46
3.25%	September 2012	$315.0 million	$21.52

The 5% convertible subordinated notes were issued in February 2000 to certain qualified institutional buyers pursuant to an exemption under Rule 144A of the 1933 Act. Interest on the notes accrues at a rate of 5.0% per year, subject to adjustment in certain circumstances. The notes will mature in February 2007 and are convertible, at the discretion of the holder, into shares of our Common Stock at a conversion price of $38.355 per share, subject to adjustment in certain circumstances. The notes were redeemable in part or in total at any time before February 8, 2003, at an exchange premium of $137.93 per $1,000 principal amount, less any interest actually paid on the notes before the call for redemption, if the closing price of our Common Stock has exceeded 150% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days. We can redeem some or all of the notes at any time, with redemption prices dependent upon the date of the redemption. Interest is payable semi-annually on August 8 and February 8. The notes are unsecured subordinated obligations, which rank junior in right of payment to all of our existing and future Senior Debt. At December 31, 2005, $36.1 million of these 5.0% convertible subordinated notes remain outstanding.

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

The 3.5% convertible subordinated notes were issued in October 2000 to certain qualified institutional buyers pursuant to an exemption under Rule 144A of the 1933 Act. Interest on the notes accrues at a rate of 3.5% per year, subject to adjustment in certain circumstances. The notes will mature in October 2007 and are convertible, at the discretion of the holder, into shares of our Common Stock at a conversion price of $50.46 per share, subject to adjustment under certain circumstances. The notes were redeemable in part or in total at any time before October 17, 2003, at $1,000 per $1,000 principal amount plus a provisional redemption exchange premium, payable in cash or shares of Common Stock, of $105.00 per $1,000 principal amount, plus accrued and unpaid interest, if any, to the redemption date, if the closing price of our Common Stock has exceeded 150% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days. The notes are also redeemable in part or in total at any time, at certain redemption prices dependent upon the date of redemption if the closing price of our Common Stock has exceeded 120% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days. Interest is payable semi-annually on April 17 and October 17. The notes are unsecured obligations, which rank junior in right of payment to all of our existing and future senior debt. At December 31, 2005, $66.6 million of these 3.5% convertible subordinated notes remain outstanding.

As of December 31, 2005 and 2004, we had approximately $417.7 million and $173.9 million in outstanding convertible subordinated notes and debentures with a fair market value of approximately $422.4 million and $171.3 million, respectively. The fair market was obtained through average quoted market prices.

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

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

principal and interest payments are payable monthly over the original ten-year loan term with a balloon payment of $1.4 million due in November 2007.

Future non-cancelable principal payments under this tenant improvement loan as of December 31, 2005 are as follows (in thousands):

Years ending December 31,
2006	$121
2007	1,464

Total minimum payments required	1,585
Less amount representing interest	201

Present value of future payments	1,384
Less current portion	12

Non-current portion	$1,372

Real Estate Capital Leases

As of January 1, 2005, we occupy a facility in San Carlos under a capital lease for which a portion expires in August 2007, while the remainder expires in September 2016.

Effective January 11, 2005, Nektar and BMR-201 Industrial Road LLC (landlord), entered into an agreement to terminate our obligation in the Amended and Restated Built-To-Suit Lease dated August 17, 2004, related to a portion of our office space located at our San Carlos location. In connection with the termination agreement, we have recorded other expense of approximately $1.1 million. This amount represents the write-off of the capital asset related to this space partially offset by a reduction in the present value of our liability related to this space.

Under the terms of the lease our rent will increase by 2% in October of each year. The total committed future minimum lease payments under the terms of these capital lease agreements are as follows (in thousands):

Years ending December 31,
2006	$3,831
2007	3,907
2008	3,986
2009	4,065
2010	4,147
2011 and thereafter	25,495

Total minimum payments required	45,431
Less amount representing interest	24,673

Present value of future payments	20,758
Less current portion	482

Non-current portion	$20,276

We have recorded a total liability of $20.8 million and $25.1 million relating to this lease as of December 31, 2005 and 2004, respectively, which represents the present value of future minimum payments on

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

the lease. During the year ended December 31, 2004, we entered into a redemption agreement with respect to our interest in the partnership (see note 13). We simultaneously entered into a sale-leaseback agreement and, in accordance with FAS 98, Accounting for Leases, we capitalized the building by recording a capital lease asset and obligation equal to the fair market value of the leased asset of approximately $25.5 million. The interest rate on the lease is 18.0%.

Other Debt

We have recorded a current liability of $9.2 million as of December 31, 2005 and 2004, respectively, in connection with a non-interest bearing loan from Pfizer Inc. This loan is contingently payable only upon commercial launch of Exubera® in the United States.

Note 9—Commitments and Contingencies

Operating Leases

We lease certain facilities under arrangements expiring through June 2012. Rent expense was approximately $3.1 million, $3.0 million, and $3.2 million for the years ended December 31, 2005, 2004, and 2003, respectively.

Future non-cancelable commitments under operating leases as of December 31, 2005, are as follows (in thousands):

Years ending December 31,
2006	$3,787
2007	3,658
2008	3,596
2009	2,629
2010	2,429
2011 and thereafter	3,644

Total minimum payments required	$19,743

Legal Matters

In July 2005, a complaint was filed by UAH against Nektar Therapeutics AL, Corporation, and Nektar Therapeutics in the United States District Court for the Northern District of Alabama. The complaint alleges patent infringement, breach of a contract royalty obligation, violation of the Alabama Trade Secrets Act, and unjust enrichment. In August 2005, UAH amended its complaint to add J. Milton Harris, a Nektar employee, as a party to the litigation, add certain additional claims, seek declaratory judgment on patents assigned to the Company, and seek compensatory, treble and punitive damages, all in unspecified amounts. In December 2005, UAH filed its second amended complaint expanding its previously asserted claims that the Company and Harris had infringed patents of UAH, misappropriated and taken intellectual property rightfully belonging to UAH, concealed intellectual property from UAH that was rightfully the property of UAH, and converted these discoveries for their own profit notwithstanding that the Company and Harris were fully aware that the inventions rightfully belonged to UAH. UAH further claimed fraudulent concealment, conversion, detinue, misrepresentation, conspiracy, and, as against Harris, breach of express and implied contract and breach of an assignment of application. UAH is seeking equitable relief including declaratory judgment, the imposition

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

of a constructive trust, specific performance, injunction, accounting and other relief on the theory that UAH should be the record holder of certain patent’s assigned to the Company. We have filed and continue to assert a counterclaim against UAH seeking full refund of all royalty payments erroneously paid to UAH under the patent at issue in the original complaint. The litigation is at too early a stage to make an assessment about the probability of the outcome in the case. We intend to vigorously defend ourselves in this litigation, however, there can be no assurances that we will be successful in such defense.

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

Workers Compensation

Pursuant to the terms of our worker’s compensation insurance policy, we are subject to self-fund all claims up to $250,000 per occurrence subject to a maximum of $739,250 for the term of the insurance policy, November 1, 2005—October 31, 2006. Historically, we have not been obligated to make significant payments for these obligations, and no significant liabilities have been recorded for these obligations on our balance sheet as of December 31, 2005 or 2004.

Royalties

We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense was approximately $3.5 million, $2.0 million, and $3.1 million for the years ended December 31, 2005, 2004, and 2003, respectively. The overall maximum amount of the obligations is based upon sales of the applicable product and cannot be reasonably estimated.

Director and Officer Indemnifications

As permitted under Delaware law, and as set forth in our Certificate of Incorporation and our Bylaws, we indemnify our directors, executive officers, other officers, employees, and other agents for certain events or occurrences that arose while in such capacity. The maximum potential amount of future payments we could be required to make under this indemnification is unlimited; however, we have insurance policies that may limit our exposure and may enable us to recover a portion of any future amounts paid. Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits and other policy provisions, we believe any obligations under this indemnification are not material, other than an initial $500,000 per incident retention deductible per our insurance policy. However, no assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case we may incur substantial liabilities as a result of these indemnification obligations. Because the obligated amount of this agreement is not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheet as of December 31, 2005 or 2004.

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Indemnification Underwriters and Initial purchasers of our Securities

In connection with our sale of equity and convertible debt securities from, we have agreed to defend, indemnify and hold harmless our underwriters or initial purchasers, as applicable, as well as certain related parties from and against certain liabilities, including liabilities under the Securities Act of 1933, as amended. The term of these indemnification obligations is generally perpetual. There is no limitation on the potential amount of future payments we could be required to make under these indemnification obligations. We have never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. If any of our indemnification obligations are triggered, however, we may incur substantial liabilities. Because the obligated amount of this agreement is not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheet as of December 31, 2005 or 2004.

Manufacturing and Supply Agreement with Contract Manufacturers

In August 2000, we entered into a Manufacturing and Supply Agreement with our contract manufacturers to provide for the manufacturing of our pulmonary inhaler device for Exubera®. Under the terms of the Agreement, we may be obligated to reimburse the contract manufacturers for the actual unamortized and unrecovered portion of any equipment procured or facilities established and the interest accrued for their capital overlay in the event that Exubera® commercial launch is delayed to the extent that the contract manufacturers cannot re-deploy the assets. While such payments may be significant, at the present time, it is not possible to estimate the loss that will occur should the Exubera® launch become delayed indefinitely. We have also agreed to defend, indemnify and hold harmless the contract manufacturers from and against third party liability arising out of the agreement, including product liability and infringement of intellectual property. There is no limitation on the potential amount of future payments we could be required to make under these indemnification obligations. We have never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. If any of our indemnification obligations is triggered, we may incur substantial liabilities. Because the obligated amount of this agreement is not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheet as of December 31, 2005 or 2004.

Security Agreement with Pfizer Inc

In connection with the Collaboration, Development and License Agreement (“CDLA”) dated January 18, 1995, that we entered into with Pfizer Inc for the development of the Exubera® product, we entered into a Security Agreement pursuant to which our obligations under the CDLA and certain Manufacturing and Supply Agreements related to the manufacture and supply of powdered insulin and pulmonary inhaler devices for the delivery of powdered insulin, are secured. Our default under any of these agreements triggers Pfizer Inc’s rights with respect to property relating solely to, or used or which will be used solely in connection with, the development, manufacture, use and sale of Exubera® including proceeds from the sale or other disposition of the property. Because the obligated amount of this agreement is not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheet as of December 31, 2005 or 2004.

Collaboration Agreements for Pulmonary Products

As part of our collaboration agreements with our partners for the development, manufacture and supply of products based on our Pulmonary Technology, we generally agree to defend, indemnify and hold harmless our

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

partners from and against third party liabilities arising out of the agreement, including product liability and infringement of intellectual property. The term of these indemnification obligations is generally perpetual any time after execution of the agreement. There is no limitation on the potential amount of future payments we could be required to make under these indemnification obligations. We have never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. If any of our indemnification obligations is triggered, we may incur substantial liabilities. Because the obligated amount of this agreement is not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheet as of December 31, 2005 or 2004.

License, Manufacturing and Supply Agreements for Products Based on our Advanced PEGylation Technology

As part of our license, manufacturing and supply agreements with our partners for the development and/or manufacture and supply of PEG reagents based on our Advanced PEGylation Technology, we generally agree to defend, indemnify and hold harmless our partners from and against third party liabilities arising out of the agreement, including product liability and infringement of intellectual property. The term of these indemnification obligations is generally perpetual any time after execution of the agreement. There is no limitation on the potential amount of future payments we could be required to make under these indemnification obligations. We have never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. If any of our indemnification obligations is triggered, we may incur substantial liabilities. Because the obligated amount of this agreement is not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheet as of December 31, 2005 or 2004.

Lease Restoration

We have several leases for our facilities in multiple locations. In the event that we do not exercise our option to extend the term of the lease, we guarantee certain costs to restore the property to certain conditions in place at the time of lease. If we were required to vacate our dry powder manufacturing facility located in San Carlos, Ca, we could incur significant costs to remove the plant equipment and restore the facility to its pre-leased condition. Because the obligated amount of this agreement is not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheet as of December 31, 2005 or 2004.

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

Series A Preferred Stock

On June 1, 2001, the Board of Directors approved the adoption of a Share Purchase Rights Plan (the “Plan”). Terms of the Plan provide for a dividend distribution of one preferred share purchase right (a “Right”) for each outstanding share of our Common Stock (the “Common Shares”). The Rights have certain anti-takeover

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

effects and will cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by our Board of Directors. The dividend distribution was payable on June 22, 2001 (the “Record Date”), to the stockholders of record on that date. Each Right entitles the registered holder to purchase from us one one-hundredth of a share of Series A Preferred Stock at a price of $225.00 per one one-hundredth of a share of Series A Preferred Stock (the “Purchase Price”), subject to adjustment. Each one one-hundredth of a share of Series A Preferred Stock has designations and powers, preferences and rights, and the qualifications, limitations and restrictions which make its value approximately equal to the value of a Common Share.

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

To the extent not previously converted, the Series B Preferred Stock will automatically convert into shares of our Common Stock, based on the then effective Conversion Price, upon the earliest of (i) the fourth anniversary of the Original Issue Date (January 7, 2006); (ii) immediately prior to an Asset Transfer or

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Acquisition (as defined in the Certificate of Designation); or (iii) with the consent of the holders of a majority of the then outstanding Series B Preferred Stock immediately prior to a liquidation, dissolution or winding up of Nektar. In accordance with the terms and conditions of the Preferred Stock Purchase Agreement, on January 7, 2006, all remaining and outstanding shares of Series B preferred stock were converted into 1,023,292 shares of our common stock.

Issuance of Common Stock

On August 15, 2005, we entered into a Common Stock Purchase Agreement with Mainfield Enterprises Inc. pursuant to which we sold approximately 1.9 million shares of our common stock at an average price of $16.93 per common share for proceeds of approximately $31.6 million, net of issuance costs.

In March 2004, we entered into an underwriting agreement with Lehman Brothers Inc. pursuant to which we sold 9.5 million shares of our common stock at a price of $20.71 per common share for proceeds of approximately $196.4 million, net of issuance costs.

Employee Stock Purchase Plan

In February 1994, our Board of Directors adopted the Employee Stock Purchase Plan (the “Purchase Plan”). Under the Purchase Plan, 300,000 shares of Common Stock have been reserved for purchase by our employees pursuant to section 423(b) of the Internal Revenue Code of 1986. In May 2002, we amended and restated the Purchase Plan to increase the number of shares of Common Stock authorized for issuance under the Purchase Plan from a total of 300,000 shares to a total of 800,000 shares. Our stockholders approved this amendment in June 2002. As of December 31, 2005, 374,408 of Common Stock have been issued under the Purchase Plan.

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

Stock Option Plans

The following table summarizes information, as of December 31, 2005, with respect to shares of our Common Stock that may be issued under our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options (a) (1)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders	4,697,617	$17.48	1,513,427	(2)
Equity compensation plans not approved by security holders	8,414,615	$18.31	1,988,320

Total	13,112,232	$17.84	3,501,747

(1)

Does not include options to purchase 32,478 shares assumed in connection with the acquisition of Bradford Particle Design Ltd (with a weighted-average exercise price of $7.74 per share) and options to purchase

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

104,097 shares we assumed in connection with the acquisition of Shearwater Corporation (with a weighted-average exercise price of $0.03 per share).
(2)	Includes 425,592 shares of common stock available for future issuance under our Employee Stock Purchase Plan as of December 31, 2004. Eligible participants purchased an aggregate amount of 108,648 shares and 125,617 shares under the Employee Stock Purchase Plan in fiscal year 2005 and 2004, respectively.

2000 Equity Incentive Plan

Our 1994 Equity Incentive Plan was adopted by the Board of Directors on February 10, 1994, and was amended and restated in its entirety and renamed the “2000 Equity Incentive Plan” on April 19, 2000. The purpose of the 2000 Equity Incentive Plan is to attract and retain qualified personnel, to provide additional incentives to our employees, officers, consultants and employee directors and to promote the success of our business. Pursuant to the 2000 Equity Incentive Plan, we may grant or issue incentive stock options to employees and officers and non-qualified stock options, rights to acquire restricted stock and stock bonuses to consultants, employees, officers and employee directors. Options granted to non-employees are recorded at fair value based on the fair value measurement criteria of FAS 123.

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

The Board may amend the 2000 Equity Incentive Plan at any time, although certain amendments would require stockholder approval. The 2000 Equity Incentive Plan will terminate on February 9, 2010, unless earlier terminated by the Board. In 2004, we amended and restated the 2000 Equity Incentive Plan to increase the number of shares of Common Stock authorized for issuance under the Purchase Plan from a total of 10,350,000 shares to a total of 11,250,000 shares. Our stockholders approved this amendment on June 17, 2004.

Non-Employee Directors’ Stock Option Plan

On February 10, 1994, our Board of Directors adopted the Non-Employee Directors’ Stock Option Plan under which options to purchase up to 400,000 shares of our Common Stock at the then fair market value may be granted to our non-employee directors. There are no remaining options available for grant under this plan as of December 31, 2005.

2000 Non-Officer Equity Incentive Plan

Our 1998 Non-Officer Equity Incentive Plan was adopted by the Board of Directors on August 18, 1998, and was amended and restated in its entirety and renamed the “2000 Non-officer Equity Incentive Plan” on June 6, 2000 (the “2000 Plan”). The purpose of the 2000 Plan is to attract and retain qualified personnel, to provide additional incentives to employees and consultants and to promote the success of our business. Pursuant to the 2000 plan, we may grant or issue non-qualified stock options, rights to acquire restricted stock and stock bonuses to employees and consultants who are neither Officers nor Directors of Nektar.

The maximum term of a stock option under the 2000 Plan is ten years. The exercise price of stock options and the purchase price of restricted stock granted under the 2000 Plan are determined by the Board of Directors.

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

On January 25, 2002, we offered to certain employees (officers and directors were excluded) the ability to exchange certain options (“Eligible Options”) to purchase shares of our Common Stock granted prior to July 24, 2001, with exercise prices greater than or equal to $25.00 per share for replacement options to purchase shares of our Common Stock to be granted under the 2000 Plan. We conducted the exchange with respect to the Eligible Options on a one-for-two (1:2) basis. If an employee accepted this offer with respect to any Eligible Option, such employee also was obligated to exchange all options to acquire our Common Stock granted to such employee on or after July 24, 2001 (the “Mandatory Exchange Options”). We conducted the exchange with respect to Mandatory Exchange Options on a one-for-one (1:1) basis. A total of 90 employees participated in the exchange offer, exchanging 1,217,500 Eligible Options and 78,170 Mandatory Exchange Options to purchase shares of our Common Stock. We issued Replacement Options to purchase 686,920 shares of Common Stock on August 26, 2002, at an exercise price equal to the closing price of our Common Stock as reported on the NASDAQ National Market on the last market trading day prior to the date of grant ($7.31).

A summary of stock option activity under the 2000 Equity Incentive Plan, the Non-Employee Directors’ Stock Option Plan and the 2000 Non-Officer Equity Incentive Plan is as follows (in thousands, except for per share information):

	Options Outstanding		Weighted-Average Exercise Price Per Share
	Number of Shares	Exercise Price Per Share
Balance at December 31, 2002	14,742	$0.01-61.63	$17.20
Options granted	1,631	4.46-14.63	8.75
Options exercised	(362)	0.01-14.63	5.42
Options expired and canceled	(1,058)	0.11-57.03	16.74

Balance at December 31, 2003	14,953	$0.01-61.63	$16.57
Options granted	1,393	10.10-22.49	17.33
Options exercised	(1,817)	0.01-19.25	7.52
Options expired and canceled	(760)	0.01-56.38	20.86

Balance at December 31, 2004, as reported	13,769	$0.01-61.63	$17.71
Less: restricted stock units*	(206)	0.01-0.01	0.01

Balance at December 31, 2004	13,563	0.01-61.63	17.57
Options granted	1,791	13.46-19.76	17.44
Options exercised	(1,014)	0.01-18.47	9.47
Options expired and canceled	(1,091)	3.88-56.38	21.33

Balance at December 31, 2005	13,249	$0.01-61.63	$17.85

*	see disclosure of restricted stock units below

At December 31, 2005, 2004, and 2003, options were exercisable to purchase 9.4 million, 9.2 million, and 9.2 million shares at weighted-average exercise prices of $19.11, $18.49, and $16.52 per share, respectively.

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Weighted average fair value of options granted during the years ended December 31, 2005, 2004 and 2003, was $17.44, $10.45, and $5.44 respectively. The following table provides information regarding our stock option plans as of December 31, 2005 (in thousands, except per share information and remaining life):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Number	Weighted-Average Exercise Price Per Share
$ 0.01-$7.15	1,351	$5.13	5.67	834	$4.54
7.19-9.31	1,407	8.12	5.62	961	8.14
9.38-13.54	1,334	12.18	5.57	923	12.24
13.63-14.50	1,470	14.09	4.00	1,289	14.09
14.53-16.82	1,370	15.43	5.02	798	15.26
16.85-18.54	1,420	18.15	7.26	412	18.14
18.55-23.00	1,384	20.73	6.35	798	21.65
23.05-27.88	2,180	27.01	4.55	2,051	26.96
27.90-54.09	1,326	34.93	4.87	1,295	34.98
54.13-61.63	7	54.70	4.81	7	54.70

$ 0.01-$61.63	13,249	$17.85	5.38	9,368	$19.11

Restricted Stock Units

During the years ended December 31, 2005 and 2004, we issued Restricted Stock Units (RSU) to certain officers, employees and consultants. RSU’s are similar to restricted stock in that they are issued for no consideration; however, the holder generally is not entitled to the underlying shares of common stock until the RSU vests. The RSU’s were issued under both the 2000 Equity Incentive Plan and the 2000 Non-Officer Equity Incentive Plan. The RSU’s are settled by delivery of shares of our common stock on or shortly after the date the awards vest and become fully vested over a period of 36 to 48 months.

Beginning with shares granted in the year ended December 31, 2005, each RSU depletes the pool of options available for grant in a ratio of 1:1.5.

A summary of RSU activity under the 2000 Equity Incentive Plan and the 2000 Non-Officer Equity Incentive Plan is as follows (in thousands):

	Plans / Units		Total
	2000 Equity Incentive Plan	2000 Non-Officer Equity Incentive Plan
Balance at January 1, 2004	—	—	—
Granted	91	115	206

Balance at December 31, 2004	91	115	206
Granted	72	40	112
Exercised	—	—	—
Canceled and released	(15)	(19)	(34)

Balance at December 31, 2005	148	136	284

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

In connection with the RSUs, we recorded deferred compensation of $2.0 million and $3.9 million for the years ended December 31, 2005 and 2004, respectively. This deferred compensation represents the fair value of the RSUs. We are ratably amortizing the deferred compensation on a monthly basis over the vesting periods of 36 - 48 months.

For the years ended December 31, 2005 and 2004, we recognized expense related to the RSUs of $1.9 million and $1.2 million, respectively.

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

The warrants issued in 2000 were valued using a Black-Scholes option valuation model with the following weighted-average assumptions: a risk free interest rate of 6.4%; a dividend yield of 0.0%; a volatility factor of 0.688; and a weighted average expected life of ten years.

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

The warrants issued in 1996 were valued using a Black-Scholes option valuation model with the following weighted-average assumptions: a risk free interest rate of 6.4%; a dividend yield of 0.0%; a volatility factor of 0.620; and a weighted average expected life of ten years.

We recognized approximately $0.1 million of expense related to warrants for the year ended December 31, 2005 and 2004, respectively.

At December 31, 2005, we had warrants outstanding to purchase a total of 36,000 shares of our common stock. No warrants were issued during the years ended December 31, 2005 and 2004.

Stock options issued to non-employees

Options granted to consultants are recorded according to the fair value method over the vesting period. For the years ended December 31, 2005, 2004, and 2003, we have recorded compensation costs of $0.2 million, $0.7 million, and $0.2 million, respectively.

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

These options were valued using a Black-Scholes option valuation model with the following weighted-average assumptions:

	2005	2004	2003
Risk-free interest rate	4.07%-4.35%	1.1%-4.7%	3.2%-4.6%
Dividend yield	0.0%	0.0%	0.0%
Volatility factor	0.723	0.707	0.688
Weighted average expected life	7.2 years	4.2 years	8.4 years

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

We issued approximately 87,000 shares, 66,000 shares, and 142,000 shares of our common stock valued at approximately $1.4 million, $1.2 million, and $1.2 million in connection with the match in 2005, 2004, and 2003, respectively. During part of 2004, shares reserved for issuance related to matching contributions that had been previously been approved by our Board of Directors became fully depleted. During this time, we purchased approximately 14,000 shares on the open market on behalf of employees for a total cost of $0.2 million. This amount was recorded as compensation expense. During the year ended December 31, 2004, our Board of Directors approved an additional 300,000 shares to be reserved for issuance related to matching contributions. A total of 184,501 shares were reserved for issuance related to matching contributions as of December 31, 2005.

Reserved Shares

At December 31, 2005, we have reserved shares of Common Stock for issuance as follows (in thousands):

Convertible subordinated notes and debentures	16,896
Stock options	16,381
Convertible preferred stock	1,023
Employee purchase plan	426
Restricted Stock Units	340
Shares reserved for retirement plans	185
Warrants to purchase Common Stock	36

Total	35,287

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Note 11—Income Taxes

For financial reporting purposes, “Loss before provision for income taxes,” includes the following components (in thousands):

	2005	2004	2003
Domestic	$(172,232)	$(95,999)	$(58,983)
Foreign	(13,016)	(6,050)	(6,738)

Total	$(185,248)	$(102,049)	$(65,721)

As of December 31, 2005, we had a net operating loss carryforward for federal income tax purposes of approximately $532.6 million, which expire beginning in the year 2006. We had a California state net operating loss carryforward of approximately $259.2 million, which expires beginning in 2005. We had a foreign net operating loss carryforward of approximately $12.3 million, which has an unlimited carryforward period. The company has a net operating loss for Alabama state tax purposes which would reduce the amount of tax to be paid to Alabama in the future.

Utilization of the federal and state net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

The benefit (provision) for income taxes consists of the following (in thousands):

	2005	2004	2003
Current:
Federal	$—	$—	$—
State	137	(665)	(169)
Foreign	—	—	—

Total Current	137	(665)	(169)

Deferred:
Federal	—	—	—
State	—	828	—
Foreign	—	—	—

Total Deferred		828	—

Benefit/(provision) for income taxes	$137	$163	$(169)

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Income tax expense benefit (provision) related to continuing operations differ from the amounts computed by applying the statutory income tax rate of 34% to pretax loss as follows (in thousands):

	2005	2004	2003
U.S. federal benefit/(taxes)
At statutory rate	$62,984	$34,697	$22,345
State taxes	137	163	(169)
Net operating losses not benefited	(50,221)	(33,000)	(20,674)
Investment impairment and non-deductible amortization	(4,904)	(1,532)	(1,434)
Non-deductible in process research charge	(7,859)
Other	—	(165)	(237)

Total	$137	$163	$(169)

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets for federal and state income taxes are as follows (in thousands):

	December 31,
	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$196,716	$154,200
Research and other credits	20,301	16,900
Capitalized research expenses	7,529	9,200
Deferred revenue	7,177	11,900
Depreciation	13,184	5,400
Other	28,311	22,700

Total deferred tax assets	273,218	220,300
Valuation allowance for deferred tax assets	(267,941)	(219,472)
Acquisition related intangibles	(4,455)	—

Net deferred tax assets	$822	$828

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Because of our lack of earnings history, the net deferred tax assets related to our non-Alabama operations have been fully offset by a valuation allowance. The valuation allowance increased by $48.5 million and $37.7 million during the years ended December 31, 2005 and 2004, respectively. The valuation allowance includes approximately $34.6 million of benefit related to employee stock option exercises which will be credited to additional paid in capital when realized. Also, at the end of December 31, 2005, approximately $14.0 million of the valuation allowance relates to acquisition related items, if and to the extent realized in future periods, will first reduce the carrying value of goodwill, then other long-lived intangible assets of our acquired subsidiary and then income tax expense.

We have recorded a deferred tax asset related to our Alabama subsidiary of $0.8 million.

We also have federal research credits of approximately $13.7 million, which expire beginning in the year 2006 and state tax research credits of approximately $12.3 million which have no expiration date.

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Note 12—Statement of Cash Flows Data

	Years ended December 31,
	2005	2004	2003
Supplemental disclosure of cash flows information (in thousands):
Cash paid for interest	$12,468	$25,226	$19,223
Cash paid for income taxes	$27	$238	$—

Supplemental schedule of non-cash investing and financing activities (in thousands):
Net reduction in convertible subordinated notes due to exchange of 3.5% notes for 3% notes	$—	$—	$28,700
Conversion of debt into common stock	$—	$186,029	$—
Deferred compensation related to the issuance of stock options	$2,039	$3,902	$—

Non-cash disclosure related to consolidation of Shearwater Polymers, LLC (in thousands):
Tangible assets primarily property and equipment	$—	$—	$2,362
Capital lease obligation	$—	$—	$2,402

Note 13—Related Party Transactions

Redemption of Interest in Inhale 201 Partnership

In connection with a Contribution Agreement dated September 14, 2000, by and between Nektar and Bernardo Property Advisors, Inc., we had contributed certain property located at 201 Industrial Road, San Carlos, CA to the Partnership in exchange for a limited partnership interest in the Partnership. In addition, we entered into a Build-to-Suit Lease with the Partnership (the “Lease”) with respect to the property contributed to the Partnership and the building subsequently built on such property, now occupied by us as its headquarters (the “Building”).

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

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

In accordance with FAS 98, Accounting for Leases, we recorded a capital lease asset and obligation equal to the fair market value of the leased asset of $25.5 million. We also recorded a deferred gain on the sale-leaseback transaction of $12.7 million. In accordance with FAS 66, Accounting for Sales of Real Estate, this deferred gain was recorded as a liability and is being amortized over the term of the lease as a reduction to depreciation expense. During the years ended December 31, 2005 and 2004, we amortized a gain of $0.9 million and $0.5 million, respectively.

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

Other

In 2004 and 2003 we paid $0.2 million and $0.5 million, respectively, for legal services rendered by Alston & Bird LLP of which Paul F. Pedigo, Esq. is a Partner. Mr. Pedigo is a relative by marriage of J. Milton Harris. Prior to March 4, 2004, Dr. Harris was one of our executive officers.

Note 14—Aerogen Acquisition

On October 20, 2005, the Company completed its acquisition of Aerogen, Inc. (Aerogen) pursuant to a definitive agreement and plan of merger dated August 12, 2005 (“Acquisition Agreement”).

Pursuant to the Acquisition Agreement, Aerogen merged into the Company and ceased to exist as a separate entity as of October 20, 2005. The results of Aerogens’ operations were included in the consolidated financial statements after that date. The Aerogen acquisition was accounted for under the purchase method of accounting.

The total purchase price of $34.5 million for the Aerogen acquisition consisted of: $32.1 million in cash (including $3.8 of cash on hand), plus expenses associated with the transaction and liabilities incurred by the Company resulting from the transaction totaling approximately $2.4 million. The allocation of the purchase price resulted in $8.0 million of goodwill. The purchase price under the plan of merger was fixed and there was no contingent consideration. The Company assessed that the purchase price allocation period had closed at December 31, 2005.

The total original purchase price was allocated as follows: $6.7 million to net tangible assets; $19.8 million to the fair value of identifiable intangible assets, including $7.9 million of in-process technology that was written

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

off during the year ended December 31, 2005; and $8.0 million to goodwill. No amount of the goodwill is tax deductible. The fair value of amortizable intangible assets and their useful lives were as follows (in thousands):

	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Product and Core technology	5	$7,170	$(239)	$6,931
Supplier and customer relations	5	4,730	(158)	4,572

Total		$11,900	$(397)	$11,503

Note 15—Selected Quarterly Financial Data

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

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

The following table sets forth certain unaudited quarterly financial data, as adjusted to correct for the misapplications of our accounting policies under U.S. GAAP discussed above, for each of the eight quarters ended December 31, 2005. In our opinion, the unaudited information set forth below has been prepared on the same basis as the audited information and includes all adjustments necessary to present fairly the information set forth herein. The operating results for any quarter are not indicative of results for any future period. All data is in thousands except per share information.

	Fiscal Year 2005				Fiscal Year 2004
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Contract research revenue	$19,529	$19,552	$23,657	$18,864	$21,509	$22,102	$23,556	$22,018
Product sales	$6,392	$5,470	$8,450	$9,054	$4,322	$6,425	$4,990	$9,348
Exubera® commercialization readiness revenue	$2,573	$3,528	$4,247	$4,963	—	—	—	—
Gross margin on product sales	$1,137	$37	$2,325	$2,139	$1,786	$(308)	$513	$3,296
Research and development expenses *	$34,945	$35,785	$38,591	$42,338	$31,292	$33,650	$34,534	$34,047
General and administrative expenses *	$9,110	$10,135	$10,948	$13,659	$6,828	$8,072	$7,382	$8,685
Operating loss *	$(24,092)	$(26,450)	$(23,367)	$(108,724)	$(15,806)	$(20,909)	$(18,828)	$(18,399)
Interest expense *	$3,060	$2,856	$2,992	$5,177	$16,357	$2,987	$3,259	$3,144
Net loss	$(26,165)	$(26,912)	$(23,795)	$(108,239)	$(40,000)	$(22,164)	$(20,452)	$(19,270)
Basic and fully diluted net loss per share	$(0.31)	$(0.32)	$(0.28)	$(1.23)	$(0.64)	$(0.27)	$(0.24)	$(0.23)

*	These amounts have been restated for all quarters of 2003 and for the first three quarters of 2004 as discussed above.

SCHEDULE II

NEKTAR THERAPEUTICS

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

YEARS ENDED DECEMBER 31, 2005, 2004, and 2003

Description	Balance at Beginning of Year	Charged to Costs and Expenses, Net of Reversals	Utilizations	Balance At End of Year
	(In thousands)
2005:
Allowance for doubtful accounts and sales returns	$43	$427	$(400)	$70

2004:
Allowance for doubtful accounts and sales returns	$702	$43	$(702)	$43

2003:
Allowance for doubtful accounts and sales returns	$633	$69	$—	$702

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures

Evaluation of our Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (“DCPs”). DCPs are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our DCPs were effective as of December 31, 2005.

Management’s Report on Internal Control Over Financial Reporting

As Nektar’s Chief Executive Officer and Chief Financial Officer, we are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Our internal control system is designed to provide reasonable assurance to management, users of our financial statements, and our board of directors regarding the reliability of financial reporting and preparation of published financial statements in accordance with generally accepted accounting principles (“GAAP”).

A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with GAAP such that there is a more than a remote likelihood that a misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Our management has assessed our internal control over financial reporting using the criteria issued in the report Internal Control—Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our independent registered public accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting which is included elsewhere herein.

Remediation of Material Weakness

As of December 31, 2004, we had concluded that we had a material weakness in our financial statement close process that included the insufficient review of the application of our accounting policies and disclosures in the notes to our financial statements. We concluded that this material weakness in our financial statement close process was a result of staff with inadequate proficiency to apply the Company’s accounting policies in accordance with GAAP. This material weakness impacted our ability to report financial information in conformity with GAAP, which could impact all of our significant financial statement accounts and resulted in:

•	a restatement of the 2002 and 2003 consolidated financial statements to reflect reclassification of certain amounts between research and development expense, general and administrative expense, and interest expense;

•	a restatement of all four quarters of 2003 and the first three quarters of 2004 to reflect reclassifications of certain amounts between research and development expense and general and administrative expense; and

•	a restatement of the 2003 consolidated financial statements to reduce the gain on debt extinguishment.

During 2005, we implemented a remediation plan to address the material weakness which included the following actions and activities among others: (i) improving the skills, knowledge and experience of our staff and advisors available to the Company to improve our financial close and reporting process; (ii) increasing the level of preparation and review of our quarterly and annual financial statements; (iii) identifying and evaluating non-routine and complex transactions on a regular basis; and (iv) researching, identifying, analyzing, documenting, and reviewing applicable accounting principles in accordance with GAAP.

As of December 31, 2005, we completed the execution of our remediation plan, including the following measures:

•	we recruited and hired additional accounting staff with technical expertise to enhance the preparation and review of our annual and quarterly financial statements and internal control over financial reporting as well as the research and analysis of applicable accounting principles to ensure the proper application of GAAP;

•	we implemented revised policies and procedures and enhanced our review of non-routine and complex transactions to ensure consistent application of GAAP and enhanced internal control over financial reporting; and

•	we established a management sub-certification process to identify and document matters that might require additional financial statement or disclosure consideration,

Changes in Internal Control Over Financial Reporting

We began our remediation efforts in the first half of 2005 and management continued to evaluate the effectiveness of our internal control over financial reporting through December 31, 2005, when we concluded that there were no deficiencies in our internal control over financial reporting that constituted a material weakness as of that date. In the fourth quarter of 2005, we continued our remediation efforts through recruiting and hiring additional accounting staff with technical expertise and further refining our financial close and reporting processes. We anticipate making additional improvements and changes in future periods, however, except as described herein, there were no other changes in our internal control over financial reporting during the fourth quarter of 2005, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information relating to our executive officers required by this item is set forth in Part I—Item 1 of this report under the caption “Executive Officers of the Registrant” and is incorporated herein by reference. The other information required by this item is incorporated by reference from the definitive proxy statement for our 2006 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form (the “Proxy Statement”) under the headings “Proposal 1, Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

As permitted by SEC Rule 10b5-1, certain of our executive officers, directors, and other employees have set up a predefined, structured stock trading program with his/her broker to sell our stock. The stock trading program allows a broker acting on behalf of the executive officer, director or other employee to trade our stock during blackout periods or while such executive officer, director or other employee may be aware of material, nonpublic information, if the trade is performed according to a pre-existing contract, instruction or plan that was established with the broker during a non-blackout period and when such executive officer, director or employee was not aware of any material, nonpublic information. Our executive officers, directors and other employees may also trade our stock outside of the stock trading programs set up under Rule 10b5-1 subject to our blackout periods and insider trading rules.

ICU Antibiotic Advisory Board

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

Strategic Advisory Board

We have assembled a regulatory affairs board to assist and advise us on matters relating to efficient and effective regulatory processing and to better assist us and our collaborative partners in obtaining regulatory approval for our products. The board currently includes the following:

Name	Affiliation	Area of Expertise
Carl C. Peck, M.D.	Professor of Pharmacology and Medicine, Director, Center for Drug Development, Georgetown University Medical Center	Clinical regulatory and development strategy

David Savello, Ph.D.	Executive Vice President and Chief Technology Officer, R.P. Scherer, Inc.	Pharmaceutical research and development and regulatory affairs

Phillip B. White	Director, Medical Device Consulting, AAC Consulting (Retired)	Device regulatory affairs

Allen J. Sedman, M.D., Ph.D.	Vice President, Clinical Sciences Head, Pfizer Inc Global Research and Development, Ann Arbor, Michigan (Retired)	Clinical drug development in general; special expertise in clinical pharmacology

Jerome Schentag, Pharm D	Professor of Pharmaceutical Sciences and Pharmacy University of Buffalo School of Pharmacy	Pharmacodynamic modeling specializing in Antibiotic dynamics

Pulmonary Advisory Board

We have assembled a pulmonary advisory board to assist and advise us on matters relating to identification and understanding of potential pulmonary issues encountered in our development programs. The board currently includes the following:

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

Oncology Advisory Committee

We have assembled an oncology advisory committee to assist and advise us on matters relating to identification and understanding of potential oncology issues encountered in our development programs. The committee currently includes the following:

Name	Affiliation	Area of Expertise
Richard Schilsky, MD	Professor of Medicine, Associate Dean for Clinical Research, Biological Sciences Division, University of Chicago	Oncologist

Daniel Von Hoff, MD	Translational Genomics Institute (TGen) President, NDA, LLC, Scottsdale, AZ	Oncologist/Oncology Drug Development

Paul Scigalla, MD	President, Pharma Research Consulting, Switzerland	Oncology Drug Developer

Gene Resnick, MD	President and Chief Executive Officer of Millenix, Inc.	Oncologist

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

Exhibit Number		Description of Documents

2.1	(1)	Agreement and Plan of Merger, dated June 4, 1998, by and between Inhale Therapeutic Systems, a California corporation, and Inhale Therapeutic Systems (Delaware), Inc., a Delaware corporation.

2.2	(5)	Recommended Offer, dated December 21, 2000, by Cazenove & Co. on behalf of Nektar Therapeutics for Bradford Particle Design plc.

2.3	(8)	Agreement and Plan of Merger and Reorganization, dated May 22, 2001, by and among Nektar Therapeutics, Square Acquisition Corp., Shearwater Corporation, Certain Shareholders of Shearwater Corporation and J. Milton Harris as Shareholders’ Agent.

2.4	(8)	Amendment to Agreement and Plan of Merger and Reorganization, dated June 21, 2001, by and among Nektar Therapeutics, Square Acquisition Corp., Shearwater Corporation, J. Milton Harris, as Shareholders’ Agent and a Designated Shareholder, and Puffinus, L.P.

2.5	(28)	Agreement and Plan of Merger, dated August 12, 2005, among Nektar Therapeutics, Oski Acquisition Corporation, and Aerogen, Inc.

3.1	(1)	Certificate of Incorporation of Inhale Therapeutic Systems (Delaware), Inc.

Exhibit Number		Description of Documents

3.2	(1)	Bylaws of Nektar Therapeutics.

3.3	(3)	Certificate of Amendment of the Amended Certificate of Incorporation of Nektar Therapeutics.

3.4	(7)	Certificate of Designation of Series A Junior Participating Preferred Stock of Nektar Therapeutics.

3.5	(9)	Certificate of Designation of Series B Convertible Preferred Stock of Nektar Therapeutics.

3.6	(10)	Certificate of Ownership and Merger of Nektar Therapeutics.

4.1		Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.

4.2	(2)	Indenture, dated February 8, 2000, by and between Nektar Therapeutics, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.

4.3	(10)	Specimen Common Stock certificate.

4.4	(4)	Specimen warrants to purchase shares of Common Stock.

4.5	(6)	Indenture, dated October 17, 2000, by and between Nektar Therapeutics, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.

4.6	(7)	Rights Agreement, dated as of June 1, 2001, by and between Nektar Therapeutics and Mellon Investor Services LLC., as Rights Agent.

4.7	(7)	Form of Right Certificate.

4.8	(11)	Resale Registration Rights Agreement, dated June 30, 2003, by and among Nektar Therapeutics, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Lehman Brothers Inc., Friedman, Billings, Ramsey & Co. Inc. and SG Cowen Securities Corporation

4.9	(12)	Resale Registration Rights Agreement, dated October 9, 2003, by and among Nektar Therapeutics and the entities named therein.

4.1	(28)	Common Stock Purchase Agreement dated as of August 15, 2005, by and between Nektar Therapeutics and Mainfield Enterprises, Inc.

4.11	(28)	Indenture, dated September 28, 2005, by and between Nektar Therapeutics, as Issuer, and J.P. Morgan Trust Company, and National Association, as Trustee.

4.12	(28)	Registration Right Agreement, dated as of September 28, 2005, among Nektar Therapeutics and entities named therein.

10.1	(13)	Nektar Therapeutics’ 1994 Non-Employee Directors’ Stock Option Plan, as amended.

10.2	(14)	Nektar Therapeutics’ 1994 Employee Stock Purchase Plan, as amended and restated.++

10.3	(15)	Standard Industrial Lease, dated September 17, 1992, as amended September 18, 1992, by and between Nektar Therapeutics and W.F. Batton & Co., Inc.

10.4	(15)	Addendum IV to Lease dated September 17, 1992, dated April 1, 1994, by and among Nektar Therapeutics, W.F. Batton and Marie A. Batton.

10.5	(16)	Amendment Agreement Number One to Lease dated September 17, 1992, dated October 20, 1995, by and between Nektar Therapeutics and W.F. Batton & Co., Inc.

10.6	(16)	Amendment Agreement Number Two to Lease dated September 17, 1992, dated November 15, 1995, by and among Nektar Therapeutics, W.F. Batton and Marie A. Batton, Trustees of the W.F. Batton and Marie A. Batton Trust UTA dated January 12, 1998 (“Batton Trust”).

10.7	(17)	Amendment Agreement Number Three to Lease dated September 17, 1992, dated February 14, 1996, by and between Nektar Therapeutics and Batton Trust.

Exhibit Number		Description of Documents

10.8	(17)	Amendment Agreement Number Four to Lease dated September 17, 1992, dated September 15, 1996, by and between Nektar Therapeutics and Batton Trust.

10.9	(15)	Sublicense Agreement, dated September 13, 1991, by and between Nektar Therapeutics and John S. Patton.++

10.10	(18)	Stock Purchase Agreement, dated March 1, 1996, by and between Nektar Therapeutics and Baxter World Trade Corporation.

10.11	(19)	Sublease and Lease Agreement, dated October 2, 1996, by and between Nektar Therapeutics and T.M.T. Associates L.L.C. (“Landlord”).

10.12	(17)	First Amendment to Sublease and Lease Agreement dated October 2, 1996, dated October 30, 1996, by and between Nektar Therapeutics and Landlord.

10.13	(17)	Letter Agreement amending Sublease and Lease Agreement dated October 2, 1996, dated April 9, 1997, by and between Nektar Therapeutics and Landlord.

10.14	(17)	Third Amendment to Sublease and Lease Agreement dated October 2, 1996, dated April 16, 1997, by and between Nektar Therapeutics and Landlord.

10.15	(17)	Fourth Amendment to Sublease and Lease Agreement dated October 2, 1996, dated November 5, 1997, by and between Nektar Therapeutics and Landlord.

10.16	(2)	Sublease, dated November 3, 1999, by and between Webvan Group, Inc., as sublessor, and Nektar Therapeutics, as sublessee.

10.17	(20)	Nektar Therapeutics’ 2000 Equity Incentive Plan, as amended.++

10.18	(4)	Nektar Therapeutics’ Stock Option Agreement issued in accordance with Nektar Therapeutics’ 2000 Equity Incentive Plan, as amended.++

10.19	(33)	Nektar Therapeutics’ Restricted Stock Unit Notices and Agreement issued in accordance with Nektar Therapeutics’ 2000 Equity Incentive Plan, as amended.++

10.20	(4)	Contribution Agreement, made and entered into as of September 14, 2000, by and among Nektar Therapeutics, Inhale 201 Industrial Road, L.P., a California limited partnership and Bernardo Property Advisors, Inc., a California corporation.

10.21	(4)	Agreement of Limited Partnership of Inhale 201 Industrial Road., L.P., a California limited partnership, made and entered into September 14, 2000, by and among SCIMED PROP III, Inc., a California corporation, as general partner, 201 Industrial Partnership, a California general partnership, as limited partner and Nektar Therapeutics, as limited partner.

10.22	(4)	Build-To-Suit Lease, made and entered into as of September 14, 2000, by and between Inhale 201 Industrial Road, L.P., a California limited partnership, as Landlord, and Nektar Therapeutics, as Tenant.

10.23	(4)	Amendment to Lease, dated October 3, 2000, by and between Inhale 201 Industrial Road, L.P., a California limited partnership, as Landlord, and Nektar Therapeutics, as Tenant.

10.24	(4)	Parking Lease Agreement, entered into as of September 14, 2000, by and between Inhale 201 Industrial Road, L.P., a California limited partnership, as Landlord, and Nektar Therapeutics, as Tenant.

10.25	(20)	Nektar Therapeutics’ 2000 Non-Officer Equity Incentive Plan.++

10.26	(21)	Nektar Therapeutics 2000 Non-Officer Equity Incentive Plan Stock Option Agreement (Nonstatutory Stock Option).++

Exhibit Number		Description of Documents

10.27	(21)	Nektar Therapeutics 2000 Non-Officer Equity Incentive Plan Stock Option Agreement (Nonstatutory (Unapproved) Stock Option).

10.28	(33)	Nektar Therapeutics 2000 Non-Officer Equity Incentive Plan Restricted Stock Unit Notices and Agreement.++

10.29	(22)	Manufacturing and Supply Agreement, dated August 16, 2000, by and among Nektar Therapeutics, Tech Group North America and Bespak Europe, LTD.+

10.30	(23)	The Bradford Particle Design plc Approved Employee Share Option Scheme.

10.31	(23)	Form of The Bradford Particle Design plc Approved Employee Share Option Scheme Option Certificate.

10.32	(23)	The Bradford Particle Design plc Unapproved Employee Share Option Scheme.

10.33	(23)	Form of The Bradford Particle Design plc Unapproved Employee Share Option Scheme Option Certificate.

10.34	(23)	Form of Agreement Granting an Enterprise Management Incentives Option.

10.35	(23)	Agreement Granting Options, dated November 5, 1999, by and between Mr. Joseph F. Bohan and Bradford Particle Design plc.

10.36	(23)	Agreement Granting Options, dated October 27, 2000, by and between Mr. Joseph F. Bohan and Bradford Particle Design plc.

10.37	(24)	Shearwater Corporation 1996 Nonqualified Stock Option Plan.

10.38	(24)	Amendment to the 1996 Nonqualified Stock Option Plan of Shearwater Corporation, effective May 22, 1998.

10.39	(24)	Second Amendment to the 1996 Nonqualified Stock Option Plan of Shearwater Corporation, effective February 26, 2000.

10.40	(24)	Third Amendment to the 1996 Nonqualified Stock Option Plan of Shearwater Corporation, effective October 5, 2000.

10.41	(24)	Fourth Amendment to the 1996 Nonqualified Stock Option Plan of Shearwater Corporation, effective June 22, 2001.

10.42	(24)	Form of Shearwater Corporation Nonqualified Stock Option Agreement.

10.43	(24)	Form of June 2001 Amendment to Shearwater Corporation Nonqualified Stock Option Agreement.

10.44	(20)	Nektar Therapeutics 401(k) Retirement Plan.++

10.45	(20)	Non-Standardized Adoption Agreement No. 001 for use with Nektar Therapeutics 401(k) Retirement Plan.

10.46	(33)	Nektar Therapeutics Severance Benefit Plan, as amended.++

10.47	(33)	Summary of Variable Compensation Plan. ++

10.48	(25)	Key Employee Agreement, dated June 29, 2001, by and between Nektar Therapeutics AL, Corporation and J. Milton Harris.++

10.49	(26)	Redemption Agreement, dated June 23, 2004 by and between Nektar Therapeutics, SciMed Prop III, Inc., 201 Industrial Partnership and Inhale 201 Industrial Road, L.P.

10.50	(27)	Collaborative Development Agreement and License Agreement dated January 18, 1995 by and between Inhale Therapeutics Systems and Pfizer, Inc. *

Exhibit Number		Description of Documents

10.51	(27)	Amendment to Collaborative Development and License Agreement, dated September 12, 1995 by and between Inhale Therapeutic Systems and Pfizer, Inc. *

10.52	(27)	Amendment to Collaborative Development and License Agreement, dated September 25, 1996 by and between Inhale Therapeutic Systems and Pfizer, Inc. *

10.53	(27)	Amendment and Agreement, dated October 9, 1998 by and between Inhale Therapeutic Systems and Pfizer, Inc. *

10.54	(27)	Letter Agreement, dated December 30, 2004, by and between Nektar Therapeutics and Nevan C. Elam. ++

10.55	(27)	Letter Agreement, dated November 9, 2003, by and between Nektar Therapeutics and David Johnston. ++

10.56	(27)	Amendment to Letter Agreement, dated November 21, 2003, by and between Nektar Therapeutics and David Johnston. ++

10.57	(28)	Purchase Agreement, dated as of September 22, 2005, by and among Nektar Therapeutics and the purchasers listed in Schedule I thereto.

10.58	(29)	Offer letter, dated January 10, 2006, by Nektar Therapeutics and Mr. Louis Drapeau. ++

10.59	(30)	Letter Agreement, dated February 24, 2006, by Nektar Therapeutics and Mr. Robert Chess. ++

10.60	(31)	Transition Letter Agreement, dated March 6, 2006, by and between Nektar Therapeutics and Mr. Ajay Bansal. ++

10.61	(32)	Transition and Retirement Agreement, dated March 13, 2006, by and between Nektar Therapeutics and Mr. Ajit Gill. ++

21.1	(33)	Subsidiaries of Nektar Therapeutics.

23.1	(33)	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	(33)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	(33)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	(33)	Section 1350 Certifications.

+	Confidential treatment with respect to specific portions are omitted and filed separately with the SEC.
++	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
(2)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 1999.
(3)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(4)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
(5)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 11, 2001.
(6)	Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-3 (No. 333-53678), filed on January 12, 2001.

(7)	Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on June 4, 2001.
(8)	Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on July 10, 2001.
(9)	Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on January 8, 2002.
(10)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 23, 2003.
(11)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on July 2, 2003.
(12)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on November 3, 2003.
(13)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.
(14)	Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-8 (No. 333-98321), filed on August 19, 2002.
(15)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Registration Statement on Form S-1 (No. 33-75942), as amended.
(16)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 1995.
(17)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
(18)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.
(19)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
(20)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(21)	Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-8 (No. 333-71936), filed on October 19, 2001, as amended.
(22)	Incorporated by reference to Nektar Therapeutics’ Annual Report on Form 10-K, as amended, for the year ended December 31, 2000.
(23)	Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-8 (No. 333-55032), filed on February 6, 2001.
(24)	Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-8 (No. 333-67342), filed on August 10, 2001.
(25)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K, as amended, for the year ended December 31, 2002.
(26)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on June 29, 2004.
(27)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K, as amended, for the year ended December 31, 2004.
(28)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
(29)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 19, 2006.
(30)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on February 24, 2006.
(31)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K/A, filed on March 8, 2006.
(32)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K/A, filed on March 16, 2006.
(33)	Filed herewith

*	Confidential Treatment Requested.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Carlos, County of San Mateo, State of California on March 16, 2006.

By:	/s/ AJIT S. GILL
Ajit S. Gill Chief Executive Officer, President and Director

By:	/s/ LOUIS DRAPEAU
Louis Drapeau Senior Vice President Finance, and Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSON BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ajit S. Gill and Louis Drapeau and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratify and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ AJIT S. GILL Ajit S. Gill	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2006

/s/ ROBERT B. CHESS Robert B. Chess	Executive Chairman of the Board of Directors	March 16, 2006

/s/ LOUIS DRAPEAU Louis Drapeau	Senior Vice President, Finance and and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2006

/s/ JOHN S. PATTON John S. Patton, Ph.D.	Founder, Chief Scientific Officer and Director	March 16, 2006

/s/ MICHAEL A. BROWN Michael A. Brown	Director	March 16, 2006

/s/ CHRISTOPHER A. KUEBLER Christopher A. Kuebler	Director	March 16, 2006

/s/ IRWIN LERNER Irwin Lerner	Director	March 16, 2006

/s/ JOSEPH J. KRIVULKA Joseph J. Krivulka	Director	March 16, 2006

/s/ SUSAN WANG Susan Wang	Director	March 16, 2006

/s/ ROY A. WHITFIELD Roy A. Whitfield	Director	March 16, 2006

Except as so indicated in Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit Number		Description of Documents

2.1	(1)	Agreement and Plan of Merger, dated June 4, 1998, by and between Inhale Therapeutic Systems, a California corporation, and Inhale Therapeutic Systems (Delaware), Inc., a Delaware corporation.

2.2	(5)	Recommended Offer, dated December 21, 2000, by Cazenove & Co. on behalf of Nektar Therapeutics for Bradford Particle Design plc.

2.3	(8)	Agreement and Plan of Merger and Reorganization, dated May 22, 2001, by and among Nektar Therapeutics, Square Acquisition Corp., Shearwater Corporation, Certain Shareholders of Shearwater Corporation and J. Milton Harris as Shareholders’ Agent.

2.4	(8)	Amendment to Agreement and Plan of Merger and Reorganization, dated June 21, 2001, by and among Nektar Therapeutics, Square Acquisition Corp., Shearwater Corporation, J. Milton Harris, as Shareholders’ Agent and a Designated Shareholder, and Puffinus, L.P.

2.5	(28)	Agreement and Plan of Merger, dated August 12, 2005, among Nektar Therapeutics, Oski Acquisition Corporation, and Aerogen, Inc.

3.1	(1)	Certificate of Incorporation of Inhale Therapeutic Systems (Delaware), Inc.

3.2	(1)	Bylaws of Nektar Therapeutics.

3.3	(3)	Certificate of Amendment of the Amended Certificate of Incorporation of Nektar Therapeutics.

3.4	(7)	Certificate of Designation of Series A Junior Participating Preferred Stock of Nektar Therapeutics.

3.5	(9)	Certificate of Designation of Series B Convertible Preferred Stock of Nektar Therapeutics.

3.6	(10)	Certificate of Ownership and Merger of Nektar Therapeutics.

4.1		Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.

4.2	(2)	Indenture, dated February 8, 2000, by and between Nektar Therapeutics, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.

4.3	(10)	Specimen Common Stock certificate.

4.4	(4)	Specimen warrants to purchase shares of Common Stock.

4.5	(6)	Indenture, dated October 17, 2000, by and between Nektar Therapeutics, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.

4.6	(7)	Rights Agreement, dated as of June 1, 2001, by and between Nektar Therapeutics and Mellon Investor Services LLC., as Rights Agent.

4.7	(7)	Form of Right Certificate.

4.8	(11)	Resale Registration Rights Agreement, dated June 30, 2003, by and among Nektar Therapeutics, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Lehman Brothers Inc., Friedman, Billings, Ramsey & Co. Inc. and SG Cowen Securities Corporation

4.9	(12)	Resale Registration Rights Agreement, dated October 9, 2003, by and among Nektar Therapeutics and the entities named therein.

4.1	(28)	Common Stock Purchase Agreement dated as of August 15, 2005, by and between Nektar Therapeutics and Mainfield Enterprises, Inc.

Exhibit Number		Description of Documents

4.11	(28)	Indenture, dated September 28, 2005, by and between Nektar Therapeutics, as Issuer, and J.P. Morgan Trust Company, and National Association, as Trustee.

4.12	(28)	Registration Right Agreement, dated as of September 28, 2005, among Nektar Therapeutics and entities named therein.

10.1	(13)	Nektar Therapeutics’ 1994 Non-Employee Directors’ Stock Option Plan, as amended.

10.2	(14)	Nektar Therapeutics’ 1994 Employee Stock Purchase Plan, as amended and restated.++

10.3	(15)	Standard Industrial Lease, dated September 17, 1992, as amended September 18, 1992, by and between Nektar Therapeutics and W.F. Batton & Co., Inc.

10.4	(15)	Addendum IV to Lease dated September 17, 1992, dated April 1, 1994, by and among Nektar Therapeutics, W.F. Batton and Marie A. Batton.

10.5	(16)	Amendment Agreement Number One to Lease dated September 17, 1992, dated October 20, 1995, by and between Nektar Therapeutics and W.F. Batton & Co., Inc.

10.6	(16)	Amendment Agreement Number Two to Lease dated September 17, 1992, dated November 15, 1995, by and among Nektar Therapeutics, W.F. Batton and Marie A. Batton, Trustees of the W.F. Batton and Marie A. Batton Trust UTA dated January 12, 1998 (“Batton Trust”).

10.7	(17)	Amendment Agreement Number Three to Lease dated September 17, 1992, dated February 14, 1996, by and between Nektar Therapeutics and Batton Trust.

10.8	(17)	Amendment Agreement Number Four to Lease dated September 17, 1992, dated September 15, 1996, by and between Nektar Therapeutics and Batton Trust.

10.9	(15)	Sublicense Agreement, dated September 13, 1991, by and between Nektar Therapeutics and John S. Patton.++

10.10	(18)	Stock Purchase Agreement, dated March 1, 1996, by and between Nektar Therapeutics and Baxter World Trade Corporation.

10.11	(19)	Sublease and Lease Agreement, dated October 2, 1996, by and between Nektar Therapeutics and T.M.T. Associates L.L.C. (“Landlord”).

10.12	(17)	First Amendment to Sublease and Lease Agreement dated October 2, 1996, dated October 30, 1996, by and between Nektar Therapeutics and Landlord.

10.13	(17)	Letter Agreement amending Sublease and Lease Agreement dated October 2, 1996, dated April 9, 1997, by and between Nektar Therapeutics and Landlord.

10.14	(17)	Third Amendment to Sublease and Lease Agreement dated October 2, 1996, dated April 16, 1997, by and between Nektar Therapeutics and Landlord.

10.15	(17)	Fourth Amendment to Sublease and Lease Agreement dated October 2, 1996, dated November 5, 1997, by and between Nektar Therapeutics and Landlord.

10.16	(2)	Sublease, dated November 3, 1999, by and between Webvan Group, Inc., as sublessor, and Nektar Therapeutics, as sublessee.

10.17	(20)	Nektar Therapeutics’ 2000 Equity Incentive Plan, as amended.++

10.18	(4)	Nektar Therapeutics’ Stock Option Agreement issued in accordance with Nektar Therapeutics’ 2000 Equity Incentive Plan, as amended.++

10.19	(33)	Nektar Therapeutics’ Restricted Stock Unit Notices and Agreement issued in accordance with Nektar Therapeutics’ 2000 Equity Incentive Plan, as amended.++

Exhibit Number		Description of Documents

10.20	(4)	Contribution Agreement, made and entered into as of September 14, 2000, by and among Nektar Therapeutics, Inhale 201 Industrial Road, L.P., a California limited partnership and Bernardo Property Advisors, Inc., a California corporation.

10.21	(4)	Agreement of Limited Partnership of Inhale 201 Industrial Road., L.P., a California limited partnership, made and entered into September 14, 2000, by and among SCIMED PROP III, Inc., a California corporation, as general partner, 201 Industrial Partnership, a California general partnership, as limited partner and Nektar Therapeutics, as limited partner.

10.22	(4)	Build-To-Suit Lease, made and entered into as of September 14, 2000, by and between Inhale 201 Industrial Road, L.P., a California limited partnership, as Landlord, and Nektar Therapeutics, as Tenant.

10.23	(4)	Amendment to Lease, dated October 3, 2000, by and between Inhale 201 Industrial Road, L.P., a California limited partnership, as Landlord, and Nektar Therapeutics, as Tenant.

10.24	(4)	Parking Lease Agreement, entered into as of September 14, 2000, by and between Inhale 201 Industrial Road, L.P., a California limited partnership, as Landlord, and Nektar Therapeutics, as Tenant.

10.25	(20)	Nektar Therapeutics’ 2000 Non-Officer Equity Incentive Plan.++

10.26	(21)	Nektar Therapeutics 2000 Non-Officer Equity Incentive Plan Stock Option Agreement (Nonstatutory Stock Option).++

10.27	(21)	Nektar Therapeutics 2000 Non-Officer Equity Incentive Plan Stock Option Agreement (Nonstatutory (Unapproved) Stock Option).

10.28	(33)	Nektar Therapeutics 2000 Non-Officer Equity Incentive Plan Restricted Stock Unit Notices and Agreement.++

10.29	(22)	Manufacturing and Supply Agreement, dated August 16, 2000, by and among Nektar Therapeutics, Tech Group North America and Bespak Europe, LTD.+

10.30	(23)	The Bradford Particle Design plc Approved Employee Share Option Scheme.

10.31	(23)	Form of The Bradford Particle Design plc Approved Employee Share Option Scheme Option Certificate.

10.32	(23)	The Bradford Particle Design plc Unapproved Employee Share Option Scheme.

10.33	(23)	Form of The Bradford Particle Design plc Unapproved Employee Share Option Scheme Option Certificate.

10.34	(23)	Form of Agreement Granting an Enterprise Management Incentives Option.

10.35	(23)	Agreement Granting Options, dated November 5, 1999, by and between Mr. Joseph F. Bohan and Bradford Particle Design plc.

10.36	(23)	Agreement Granting Options, dated October 27, 2000, by and between Mr. Joseph F. Bohan and Bradford Particle Design plc.

10.37	(24)	Shearwater Corporation 1996 Nonqualified Stock Option Plan.

10.38	(24)	Amendment to the 1996 Nonqualified Stock Option Plan of Shearwater Corporation, effective May 22, 1998.

10.39	(24)	Second Amendment to the 1996 Nonqualified Stock Option Plan of Shearwater Corporation, effective February 26, 2000.

10.40	(24)	Third Amendment to the 1996 Nonqualified Stock Option Plan of Shearwater Corporation, effective October 5, 2000.

Exhibit Number		Description of Documents

10.41	(24)	Fourth Amendment to the 1996 Nonqualified Stock Option Plan of Shearwater Corporation, effective June 22, 2001.

10.42	(24)	Form of Shearwater Corporation Nonqualified Stock Option Agreement.

10.43	(24)	Form of June 2001 Amendment to Shearwater Corporation Nonqualified Stock Option Agreement.

10.44	(20)	Nektar Therapeutics 401(k) Retirement Plan.++

10.45	(20)	Non-Standardized Adoption Agreement No. 001 for use with Nektar Therapeutics 401(k) Retirement Plan.

10.46	(33)	Nektar Therapeutics Severance Benefit Plan, as amended.++

10.47	(33)	Summary of Variable Compensation Plan. ++

10.48	(25)	Key Employee Agreement, dated June 29, 2001, by and between Nektar Therapeutics AL, Corporation and J. Milton Harris.++

10.49	(26)	Redemption Agreement, dated June 23, 2004 by and between Nektar Therapeutics, SciMed Prop III, Inc., 201 Industrial Partnership and Inhale 201 Industrial Road, L.P.

10.50	(27)	Collaborative Development Agreement and License Agreement dated January 18, 1995 by and between Inhale Therapeutics Systems and Pfizer, Inc. *

10.51	(27)	Amendment to Collaborative Development and License Agreement, dated September 12, 1995 by and between Inhale Therapeutic Systems and Pfizer, Inc. *

10.52	(27)	Amendment to Collaborative Development and License Agreement, dated September 25, 1996 by and between Inhale Therapeutic Systems and Pfizer, Inc. *

10.53	(27)	Amendment and Agreement, dated October 9, 1998 by and between Inhale Therapeutic Systems and Pfizer, Inc. *

10.54	(27)	Letter Agreement, dated December 30, 2004, by and between Nektar Therapeutics and Nevan C. Elam. ++

10.55	(27)	Letter Agreement, dated November 9, 2003, by and between Nektar Therapeutics and David Johnston. ++

10.56	(27)	Amendment to Letter Agreement, dated November 21, 2003, by and between Nektar Therapeutics and David Johnston. ++

10.57	(28)	Purchase Agreement, dated as of September 22, 2005, by and among Nektar Therapeutics and the purchasers listed in Schedule I thereto.

10.58	(29)	Offer letter, dated January 10, 2006, by Nektar Therapeutics and Mr. Louis Drapeau. ++

10.59	(30)	Letter Agreement, dated February 24, 2006, by Nektar Therapeutics and Mr. Robert Chess. ++

10.60	(31)	Transition Letter Agreement, dated March 6, 2006, by and between Nektar Therapeutics and Mr. Ajay Bansal. ++

10.61	(32)	Transition and Retirement Agreement, dated March 13, 2006, by and between Nektar Therapeutics and Mr. Ajit Gill. ++

21.1	(33)	Subsidiaries of Nektar Therapeutics.

23.1	(33)	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	(33)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

Exhibit Number		Description of Documents

31. 2	(33)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	(33)	Section 1350 Certifications.

+	Confidential treatment with respect to specific portions are omitted and filed separately with the SEC.
++	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
(2)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 1999.
(3)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(4)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
(5)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 11, 2001.
(6)	Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-3 (No. 333-53678), filed on January 12, 2001.
(7)	Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on June 4, 2001.
(8)	Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on July 10, 2001.
(9)	Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on January 8, 2002.
(10)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 23, 2003.
(11)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on July 2, 2003.
(12)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on November 3, 2003.
(13)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.
(14)	Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-8 (No. 333-98321), filed on August 19, 2002.
(15)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Registration Statement on Form S-1 (No. 33-75942), as amended.
(16)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 1995.
(17)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
(18)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.
(19)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
(20)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(21)	Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-8 (No. 333-71936), filed on October 19, 2001, as amended.
(22)	Incorporated by reference to Nektar Therapeutics’ Annual Report on Form 10-K, as amended, for the year ended December 31, 2000.
(23)	Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-8 (No. 333-55032), filed on February 6, 2001.

(24)	Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-8 (No. 333-67342), filed on August 10, 2001.
(25)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K, as amended, for the year ended December 31, 2002.
(26)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on June 29, 2004.
(27)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K, as amended, for the year ended December 31, 2004.
(28)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
(29)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 19, 2006.
(30)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on February 24, 2006.
(31)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K/A, filed on March 8, 2006.
(32)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K/A, filed on March 16, 2006.
(33)	Filed herewith

*	Confidential Treatment Requested.