Form 10-K/A
period 2005-12-31
NEKTAR THERAPEUTICS
filed 2006-03-29
CIK 906709

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-    Yes  ☐    No  ☒

The approximate aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the last sale price of the Registrant’s Common Stock on June 30, 2005, as reported on the NASDAQ National Market was approximately $1,420,156,919. This calculation excludes approximately 876,602 shares held by directors and executive officers of the Registrant. Exclusion of these shares should not be construed to indicate that such person controls, is controlled by or is under common control with the Registrant. This calculation does not exclude shares held by organizations whose ownership exceeds 5% of the Registrant’s outstanding Common Stock as of June 30, 2005, that have represented that they are registered investment advisers or investment companies registered under Section 8 of the Investment Company Act of 1940. Determination of affiliate status for the purposes of this calculation is not necessarily a conclusive determination for any other purpose.

89,339,724

(Number of shares of common stock outstanding as of March 24, 2006)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s definitive Proxy Statement to be filed for its 2006 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

EXPLANATORY NOTE

Nektar Therapeutics (“Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K (the “Amendment”) for the year ended December 31, 2005, which was originally filed on March 16, 2006 (“Original Filing”), to amend and restate in its entirety the cover page of the Original Filing. The cover page of the Original Filing inadvertently included an error in calculating the aggregate market value of voting stock held by non-affiliates of the Company and the dates of determination of common stock outstanding.

Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), this Amendment amends and restates in its entirety the cover page of the Original Filing and contains new certifications pursuant to Rule 13a-14 promulgated under the Exchange Act. This Amendment contains only the sections and exhibits to the Original Filing that are being amended and restated, and those unaffected parts or exhibits are not included herein. This Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Company’s other filings, if any, made with the United States Securities and Exchange Commission subsequent to the filing of the Original Filing, including the amendments to those filings, if any.

Except as so indicated in Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference into, this Amendment No. 1 to the Annual Report on Form 10-K.

Exhibit Number	Description of Documents
2.1(1)	Agreement and Plan of Merger, dated June 4, 1998, by and between Inhale Therapeutic Systems, a California corporation, and Inhale Therapeutic Systems (Delaware), Inc., a Delaware corporation.

2.2(5)	Recommended Offer, dated December 21, 2000, by Cazenove & Co. on behalf of Nektar Therapeutics for Bradford Particle Design plc.

2.3(8)	Agreement and Plan of Merger and Reorganization, dated May 22, 2001, by and among Nektar Therapeutics, Square Acquisition Corp., Shearwater Corporation, Certain Shareholders of Shearwater Corporation and J. Milton Harris as Shareholders’ Agent.

2.4(8)	Amendment to Agreement and Plan of Merger and Reorganization, dated June 21, 2001, by and among Nektar Therapeutics, Square Acquisition Corp., Shearwater Corporation, J. Milton Harris, as Shareholders’ Agent and a Designated Shareholder, and Puffinus, L.P.

2.5(28)	Agreement and Plan of Merger, dated August 12, 2005, among Nektar Therapeutics, Oski Acquisition Corporation, and Aerogen, Inc.

3.1(1)	Certificate of Incorporation of Inhale Therapeutic Systems (Delaware), Inc.

3.2(1)	Bylaws of Nektar Therapeutics.

3.3(3)	Certificate of Amendment of the Amended Certificate of Incorporation of Nektar Therapeutics.

3.4(7)	Certificate of Designation of Series A Junior Participating Preferred Stock of Nektar Therapeutics.

3.5(9)	Certificate of Designation of Series B Convertible Preferred Stock of Nektar Therapeutics.

3.6(10)	Certificate of Ownership and Merger of Nektar Therapeutics.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.

4.2(2)	Indenture, dated February 8, 2000, by and between Nektar Therapeutics, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.

4.3(10)	Specimen Common Stock certificate.

4.4(4)	Specimen warrants to purchase shares of Common Stock.

4.5(6)	Indenture, dated October 17, 2000, by and between Nektar Therapeutics, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.

4.6(7)	Rights Agreement, dated as of June 1, 2001, by and between Nektar Therapeutics and Mellon Investor Services LLC., as Rights Agent.

4.7(7)	Form of Right Certificate.

4.8(11)	Resale Registration Rights Agreement, dated June 30, 2003, by and among Nektar Therapeutics, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Lehman Brothers Inc., Friedman, Billings, Ramsey & Co. Inc. and SG Cowen Securities Corporation

4.9(12)	Resale Registration Rights Agreement, dated October 9, 2003, by and among Nektar Therapeutics and the entities named therein.

4.10(28)	Common Stock Purchase Agreement dated as of August 15, 2005, by and between Nektar Therapeutics and Mainfield Enterprises, Inc.

4.11(28)	Indenture, dated September 28, 2005, by and between Nektar Therapeutics, as Issuer, and J.P. Morgan Trust Company, and National Association, as Trustee.

Exhibit Number	Description of Documents
4.12(28)	Registration Right Agreement, dated as of September 28, 2005, among Nektar Therapeutics and entities named therein.

10.1(13)	Nektar Therapeutics’ 1994 Non-Employee Directors’ Stock Option Plan, as amended.

10.2(14)	Nektar Therapeutics’ 1994 Employee Stock Purchase Plan, as amended and restated.++

10.3(15)	Standard Industrial Lease, dated September 17, 1992, as amended September 18, 1992, by and between Nektar Therapeutics and W.F. Batton & Co., Inc.

10.4(15)	Addendum IV to Lease dated September 17, 1992, dated April 1, 1994, by and among Nektar Therapeutics, W.F. Batton and Marie A. Batton.

10.5(16)	Amendment Agreement Number One to Lease dated September 17, 1992, dated October 20, 1995, by and between Nektar Therapeutics and W.F. Batton & Co., Inc.

10.6(16)	Amendment Agreement Number Two to Lease dated September 17, 1992, dated November 15, 1995, by and among Nektar Therapeutics, W.F. Batton and Marie A. Batton, Trustees of the W.F. Batton and Marie A. Batton Trust UTA dated January 12, 1998 (“Batton Trust”).

10.7(17)	Amendment Agreement Number Three to Lease dated September 17, 1992, dated February 14, 1996, by and between Nektar Therapeutics and Batton Trust.

10.8(17)	Amendment Agreement Number Four to Lease dated September 17, 1992, dated September 15, 1996, by and between Nektar Therapeutics and Batton Trust.

10.9(15)	Sublicense Agreement, dated September 13, 1991, by and between Nektar Therapeutics and John S. Patton.++

10.10(18)	Stock Purchase Agreement, dated March 1, 1996, by and between Nektar Therapeutics and Baxter World Trade Corporation.

10.11(19)	Sublease and Lease Agreement, dated October 2, 1996, by and between Nektar Therapeutics and T.M.T. Associates L.L.C. (“Landlord”).

10.12(17)	First Amendment to Sublease and Lease Agreement dated October 2, 1996, dated October 30, 1996, by and between Nektar Therapeutics and Landlord.

10.13(17)	Letter Agreement amending Sublease and Lease Agreement dated October 2, 1996, dated April 9, 1997, by and between Nektar Therapeutics and Landlord.

10.14(17)	Third Amendment to Sublease and Lease Agreement dated October 2, 1996, dated April 16, 1997, by and between Nektar Therapeutics and Landlord.

10.15(17)	Fourth Amendment to Sublease and Lease Agreement dated October 2, 1996, dated November 5, 1997, by and between Nektar Therapeutics and Landlord.

10.16(2)	Sublease, dated November 3, 1999, by and between Webvan Group, Inc., as sublessor, and Nektar Therapeutics, as sublessee.

10.17(20)	Nektar Therapeutics’ 2000 Equity Incentive Plan, as amended.++

10.18(4)	Nektar Therapeutics’ Stock Option Agreement issued in accordance with Nektar Therapeutics’ 2000 Equity Incentive Plan, as amended.++

10.19(33)	Nektar Therapeutics’ Restricted Stock Unit Notices and Agreement issued in accordance with Nektar Therapeutics’ 2000 Equity Incentive Plan, as amended.++

Exhibit Number	Description of Documents
10.20(4)	Contribution Agreement, made and entered into as of September 14, 2000, by and among Nektar Therapeutics, Inhale 201 Industrial Road, L.P., a California limited partnership and Bernardo Property Advisors, Inc., a California corporation.

10.21(4)	Agreement of Limited Partnership of Inhale 201 Industrial Road., L.P., a California limited partnership, made and entered into September 14, 2000, by and among SCIMED PROP III, Inc., a California corporation, as general partner, 201 Industrial Partnership, a California general partnership, as limited partner and Nektar Therapeutics, as limited partner.

10.22(4)	Build-To-Suit Lease, made and entered into as of September 14, 2000, by and between Inhale 201 Industrial Road, L.P., a California limited partnership, as Landlord, and Nektar Therapeutics, as Tenant.

10.23(4)	Amendment to Lease, dated October 3, 2000, by and between Inhale 201 Industrial Road, L.P., a California limited partnership, as Landlord, and Nektar Therapeutics, as Tenant.

10.24(4)	Parking Lease Agreement, entered into as of September 14, 2000, by and between Inhale 201 Industrial Road, L.P., a California limited partnership, as Landlord, and Nektar Therapeutics, as Tenant.

10.25(20)	Nektar Therapeutics’ 2000 Non-Officer Equity Incentive Plan.++

10.26(21)	Nektar Therapeutics 2000 Non-Officer Equity Incentive Plan Stock Option Agreement (Nonstatutory Stock Option).++

10.27(21)	Nektar Therapeutics 2000 Non-Officer Equity Incentive Plan Stock Option Agreement (Nonstatutory (Unapproved) Stock Option).

10.28(33)	Nektar Therapeutics 2000 Non-Officer Equity Incentive Plan Restricted Stock Unit Notices and Agreement.++

10.29(22)	Manufacturing and Supply Agreement, dated August 16, 2000, by and among Nektar Therapeutics, Tech Group North America and Bespak Europe, LTD.+

10.30(23)	The Bradford Particle Design plc Approved Employee Share Option Scheme.

10.31(23)	Form of The Bradford Particle Design plc Approved Employee Share Option Scheme Option Certificate.

10.32(23)	The Bradford Particle Design plc Unapproved Employee Share Option Scheme.

10.33(23)	Form of The Bradford Particle Design plc Unapproved Employee Share Option Scheme Option Certificate.

10.34(23)	Form of Agreement Granting an Enterprise Management Incentives Option.

10.35(23)	Agreement Granting Options, dated November 5, 1999, by and between Mr. Joseph F. Bohan and Bradford Particle Design plc.

10.36(23)	Agreement Granting Options, dated October 27, 2000, by and between Mr. Joseph F. Bohan and Bradford Particle Design plc.

10.37(24)	Shearwater Corporation 1996 Nonqualified Stock Option Plan.

10.38(24)	Amendment to the 1996 Nonqualified Stock Option Plan of Shearwater Corporation, effective May 22, 1998.

10.39(24)	Second Amendment to the 1996 Nonqualified Stock Option Plan of Shearwater Corporation, effective February 26, 2000.

Exhibit Number	Description of Documents
10.40(24)	Third Amendment to the 1996 Nonqualified Stock Option Plan of Shearwater Corporation, effective October 5, 2000.

10.41(24)	Fourth Amendment to the 1996 Nonqualified Stock Option Plan of Shearwater Corporation, effective June 22, 2001.

10.42(24)	Form of Shearwater Corporation Nonqualified Stock Option Agreement.

10.43(24)	Form of June 2001 Amendment to Shearwater Corporation Nonqualified Stock Option Agreement.

10.44(20)	Nektar Therapeutics 401(k) Retirement Plan.++

10.45(20)	Non-Standardized Adoption Agreement No. 001 for use with Nektar Therapeutics 401(k) Retirement Plan.

10.46(33)	Nektar Therapeutics Severance Benefit Plan, as amended.++

10.47(33)	Summary of Variable Compensation Plan. ++

10.48(25)	Key Employee Agreement, dated June 29, 2001, by and between Nektar Therapeutics AL, Corporation and J. Milton Harris.++

10.49(26)	Redemption Agreement, dated June 23, 2004 by and between Nektar Therapeutics, SciMed Prop III, Inc., 201 Industrial Partnership and Inhale 201 Industrial Road, L.P.

10.50(27)	Collaborative Development Agreement and License Agreement dated January 18, 1995 by and between Inhale Therapeutics Systems and Pfizer, Inc. *

10.51(27)	Amendment to Collaborative Development and License Agreement, dated September 12, 1995 by and between Inhale Therapeutic Systems and Pfizer, Inc. *

10.52(27)	Amendment to Collaborative Development and License Agreement, dated September 25, 1996 by and between Inhale Therapeutic Systems and Pfizer, Inc. *

10.53(27)	Amendment and Agreement, dated October 9, 1998 by and between Inhale Therapeutic Systems and Pfizer, Inc. *

10.54(27)	Letter Agreement, dated December 30, 2004, by and between Nektar Therapeutics and Nevan C. Elam. ++

10.55(27)	Letter Agreement, dated November 9, 2003, by and between Nektar Therapeutics and David Johnston. ++

10.56(27)	Amendment to Letter Agreement, dated November 21, 2003, by and between Nektar Therapeutics and David Johnston. ++

10.57(28)	Purchase Agreement, dated as of September 22, 2005, by and among Nektar Therapeutics and the purchasers listed in Schedule I thereto.

10.58(29)	Offer letter, dated January 10, 2006, by Nektar Therapeutics and Mr. Louis Drapeau. ++

10.59(30)	Letter Agreement, dated February 24, 2006, by Nektar Therapeutics and Mr. Robert Chess. ++

10.60(31)	Transition Letter Agreement, dated March 6, 2006, by and between Nektar Therapeutics and Mr. Ajay Bansal. ++

10.61(32)	Transition and Retirement Agreement, dated March 13, 2006, by and between Nektar Therapeutics and Mr. Ajit Gill. ++

21.1(33)	Subsidiaries of Nektar Therapeutics.

Exhibit Number	Description of Documents
23.1(33)	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1(34)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(34)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1(34)	Section 1350 Certifications.

+	Confidential treatment with respect to specific portions are omitted and filed separately with the SEC.
++	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
(2)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 1999.
(3)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(4)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
(5)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 11, 2001.
(6)	Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-3 (No. 333-53678), filed on January 12, 2001.
(7)	Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on June 4, 2001.
(8)	Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on July 10, 2001.
(9)	Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on January 8, 2002.
(10)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 23, 2003.
(11)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on July 2, 2003.
(12)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on November 3, 2003.
(13)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.
(14)	Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-8 (No. 333-98321), filed on August 19, 2002.
(15)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Registration Statement on Form S-1 (No. 33-75942), as amended.
(16)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 1995.
(17)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
(18)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.
(19)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
(20)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(21)	Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-8 (No. 333-71936), filed on October 19, 2001, as amended.

(22)	Incorporated by reference to Nektar Therapeutics’ Annual Report on Form 10-K, as amended, for the year ended December 31, 2000.
(23)	Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-8 (No. 333-55032), filed on February 6, 2001.
(24)	Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-8 (No. 333-67342), filed on August 10, 2001.
(25)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K, as amended, for the year ended December 31, 2002.
(26)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on June 29, 2004.
(27)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K, as amended, for the year ended December 31, 2004.
(28)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
(29)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 19, 2006.
(30)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on February 24, 2006.
(31)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K/A, filed on March 8, 2006.
(32)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K/A, filed on March 16, 2006.
(33)	Previously filed.
(34)	Filed herewith.
*	Confidential Treatment Requested.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Carlos, County of San Mateo, State of California on March 29, 2006.

By:	/s/ ROBERT B. CHESS
Robert B. Chess
Chief Executive Officer, President and Director

By:	/s/ LOUIS DRAPEAU
Louis Drapeau
Senior Vice President Finance, and Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ ROBERT B. CHESS Robert B. Chess	President, Chief Executive Officer, Executive Chairman, and Chairman of the Board of Directors	March 29, 2006

/s/ LOUIS DRAPEAU Louis Drapeau	Senior Vice President, Finance and and Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2006

* John S. Patton, Ph.D.	Founder, Chief Scientific Officer and Director	March 29, 2006

* Michael A. Brown	Director	March 29, 2006

* Christopher A. Kuebler	Director	March 29, 2006

* Irwin Lerner	Director	March 29, 2006

* Joseph J. Krivulka	Director	March 29, 2006

* Susan Wang	Director	March 29, 2006

* Roy A. Whitfield	Director	March 29, 2006

*By:	/s/ LOUIS DRAPEAU
Louis Drapeau Attorney-in-Fact

Except as so indicated in Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference into, this Amendment No. 1 to the Annual Report on Form 10-K.

Exhibit Number	Description of Documents

2.1(1)	Agreement and Plan of Merger, dated June 4, 1998, by and between Inhale Therapeutic Systems, a California corporation, and Inhale Therapeutic Systems (Delaware), Inc., a Delaware corporation.

2.2(5)	Recommended Offer, dated December 21, 2000, by Cazenove & Co. on behalf of Nektar Therapeutics for Bradford Particle Design plc.

2.3(8)	Agreement and Plan of Merger and Reorganization, dated May 22, 2001, by and among Nektar Therapeutics, Square Acquisition Corp., Shearwater Corporation, Certain Shareholders of Shearwater Corporation and J. Milton Harris as Shareholders’ Agent.

2.4(8)	Amendment to Agreement and Plan of Merger and Reorganization, dated June 21, 2001, by and among Nektar Therapeutics, Square Acquisition Corp., Shearwater Corporation, J. Milton Harris, as Shareholders’ Agent and a Designated Shareholder, and Puffinus, L.P.

2.5(28)	Agreement and Plan of Merger, dated August 12, 2005, among Nektar Therapeutics, Oski Acquisition Corporation, and Aerogen, Inc.

3.1(1)	Certificate of Incorporation of Inhale Therapeutic Systems (Delaware), Inc.

3.2(1)	Bylaws of Nektar Therapeutics.

3.3(3)	Certificate of Amendment of the Amended Certificate of Incorporation of Nektar Therapeutics.

3.4(7)	Certificate of Designation of Series A Junior Participating Preferred Stock of Nektar Therapeutics.

3.5(9)	Certificate of Designation of Series B Convertible Preferred Stock of Nektar Therapeutics.

3.6(10)	Certificate of Ownership and Merger of Nektar Therapeutics.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.

4.2(2)	Indenture, dated February 8, 2000, by and between Nektar Therapeutics, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.

4.3(10)	Specimen Common Stock certificate.

4.4(4)	Specimen warrants to purchase shares of Common Stock.

4.5(6)	Indenture, dated October 17, 2000, by and between Nektar Therapeutics, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.

4.6(7)	Rights Agreement, dated as of June 1, 2001, by and between Nektar Therapeutics and Mellon Investor Services LLC., as Rights Agent.

4.7(7)	Form of Right Certificate.

4.8(11)	Resale Registration Rights Agreement, dated June 30, 2003, by and among Nektar Therapeutics, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Lehman Brothers Inc., Friedman, Billings, Ramsey & Co. Inc. and SG Cowen Securities Corporation

4.9(12)	Resale Registration Rights Agreement, dated October 9, 2003, by and among Nektar Therapeutics and the entities named therein.

4.10(28)	Common Stock Purchase Agreement dated as of August 15, 2005, by and between Nektar Therapeutics and Mainfield Enterprises, Inc.

Exhibit Number	Description of Documents
4.11(28)	Indenture, dated September 28, 2005, by and between Nektar Therapeutics, as Issuer, and J.P. Morgan Trust Company, and National Association, as Trustee.

4.12(28)	Registration Right Agreement, dated as of September 28, 2005, among Nektar Therapeutics and entities named therein.

10.1(13)	Nektar Therapeutics’ 1994 Non-Employee Directors’ Stock Option Plan, as amended.

10.2(14)	Nektar Therapeutics’ 1994 Employee Stock Purchase Plan, as amended and restated.++

10.3(15)	Standard Industrial Lease, dated September 17, 1992, as amended September 18, 1992, by and between Nektar Therapeutics and W.F. Batton & Co., Inc.

10.4(15)	Addendum IV to Lease dated September 17, 1992, dated April 1, 1994, by and among Nektar Therapeutics, W.F. Batton and Marie A. Batton.

10.5(16)	Amendment Agreement Number One to Lease dated September 17, 1992, dated October 20, 1995, by and between Nektar Therapeutics and W.F. Batton & Co., Inc.

10.6(16)	Amendment Agreement Number Two to Lease dated September 17, 1992, dated November 15, 1995, by and among Nektar Therapeutics, W.F. Batton and Marie A. Batton, Trustees of the W.F. Batton and Marie A. Batton Trust UTA dated January 12, 1998 (“Batton Trust”).

10.7(17)	Amendment Agreement Number Three to Lease dated September 17, 1992, dated February 14, 1996, by and between Nektar Therapeutics and Batton Trust.

10.8 (17)	Amendment Agreement Number Four to Lease dated September 17, 1992, dated September 15, 1996, by and between Nektar Therapeutics and Batton Trust.

10.9 (15)	Sublicense Agreement, dated September 13, 1991, by and between Nektar Therapeutics and John S. Patton.++

10.10(18)	Stock Purchase Agreement, dated March 1, 1996, by and between Nektar Therapeutics and Baxter World Trade Corporation.

10.11(19)	Sublease and Lease Agreement, dated October 2, 1996, by and between Nektar Therapeutics and T.M.T. Associates L.L.C. (“Landlord”).

10.12(17)	First Amendment to Sublease and Lease Agreement dated October 2, 1996, dated October 30, 1996, by and between Nektar Therapeutics and Landlord.

10.13(17)	Letter Agreement amending Sublease and Lease Agreement dated October 2, 1996, dated April 9, 1997, by and between Nektar Therapeutics and Landlord.

10.14(17)	Third Amendment to Sublease and Lease Agreement dated October 2, 1996, dated April 16, 1997, by and between Nektar Therapeutics and Landlord.

10.15(17)	Fourth Amendment to Sublease and Lease Agreement dated October 2, 1996, dated November 5, 1997, by and between Nektar Therapeutics and Landlord.

10.16(2)	Sublease, dated November 3, 1999, by and between Webvan Group, Inc., as sublessor, and Nektar Therapeutics, as sublessee.

10.17(20)	Nektar Therapeutics’ 2000 Equity Incentive Plan, as amended.++

10.18(4)	Nektar Therapeutics’ Stock Option Agreement issued in accordance with Nektar Therapeutics’ 2000 Equity Incentive Plan, as amended.++

10.19(33)	Nektar Therapeutics’ Restricted Stock Unit Notices and Agreement issued in accordance with Nektar Therapeutics’ 2000 Equity Incentive Plan, as amended.++

Exhibit Number	Description of Documents
10.20(4)	Contribution Agreement, made and entered into as of September 14, 2000, by and among Nektar Therapeutics, Inhale 201 Industrial Road, L.P., a California limited partnership and Bernardo Property Advisors, Inc., a California corporation.

10.21(4)	Agreement of Limited Partnership of Inhale 201 Industrial Road., L.P., a California limited partnership, made and entered into September 14, 2000, by and among SCIMED PROP III, Inc., a California corporation, as general partner, 201 Industrial Partnership, a California general partnership, as limited partner and Nektar Therapeutics, as limited partner.

10.22(4)	Build-To-Suit Lease, made and entered into as of September 14, 2000, by and between Inhale 201 Industrial Road, L.P., a California limited partnership, as Landlord, and Nektar Therapeutics, as Tenant.

10.23(4)	Amendment to Lease, dated October 3, 2000, by and between Inhale 201 Industrial Road, L.P., a California limited partnership, as Landlord, and Nektar Therapeutics, as Tenant.

10.24(4)	Parking Lease Agreement, entered into as of September 14, 2000, by and between Inhale 201 Industrial Road, L.P., a California limited partnership, as Landlord, and Nektar Therapeutics, as Tenant.

10.25(20)	Nektar Therapeutics’ 2000 Non-Officer Equity Incentive Plan.++

10.26(21)	Nektar Therapeutics 2000 Non-Officer Equity Incentive Plan Stock Option Agreement (Nonstatutory Stock Option).++

10.27(21)	Nektar Therapeutics 2000 Non-Officer Equity Incentive Plan Stock Option Agreement (Nonstatutory (Unapproved) Stock Option).

10.28(33)	Nektar Therapeutics 2000 Non-Officer Equity Incentive Plan Restricted Stock Unit Notices and Agreement.++

10.29(22)	Manufacturing and Supply Agreement, dated August 16, 2000, by and among Nektar Therapeutics, Tech Group North America and Bespak Europe, LTD.+

10.30(23)	The Bradford Particle Design plc Approved Employee Share Option Scheme.

10.31(23)	Form of The Bradford Particle Design plc Approved Employee Share Option Scheme Option Certificate.

10.32(23)	The Bradford Particle Design plc Unapproved Employee Share Option Scheme.

10.33(23)	Form of The Bradford Particle Design plc Unapproved Employee Share Option Scheme Option Certificate.

10.34(23)	Form of Agreement Granting an Enterprise Management Incentives Option.

10.35(23)	Agreement Granting Options, dated November 5, 1999, by and between Mr. Joseph F. Bohan and Bradford Particle Design plc.

10.36(23)	Agreement Granting Options, dated October 27, 2000, by and between Mr. Joseph F. Bohan and Bradford Particle Design plc.

10.37(24)	Shearwater Corporation 1996 Nonqualified Stock Option Plan.

10.38(24)	Amendment to the 1996 Nonqualified Stock Option Plan of Shearwater Corporation, effective May 22, 1998.

10.39(24)	Second Amendment to the 1996 Nonqualified Stock Option Plan of Shearwater Corporation, effective February 26, 2000.

Exhibit Number	Description of Documents
10.40(24)	Third Amendment to the 1996 Nonqualified Stock Option Plan of Shearwater Corporation, effective October 5, 2000.

10.41(24)	Fourth Amendment to the 1996 Nonqualified Stock Option Plan of Shearwater Corporation, effective June 22, 2001.

10.42(24)	Form of Shearwater Corporation Nonqualified Stock Option Agreement.

10.43(24)	Form of June 2001 Amendment to Shearwater Corporation Nonqualified Stock Option Agreement.

10.44(20)	Nektar Therapeutics 401(k) Retirement Plan.++

10.45(20)	Non-Standardized Adoption Agreement No. 001 for use with Nektar Therapeutics 401(k) Retirement Plan.

10.46(33)	Nektar Therapeutics Severance Benefit Plan, as amended.++

10.47(33)	Summary of Variable Compensation Plan. ++

10.48(25)	Key Employee Agreement, dated June 29, 2001, by and between Nektar Therapeutics AL, Corporation and J. Milton Harris.++

10.49(26)	Redemption Agreement, dated June 23, 2004 by and between Nektar Therapeutics, SciMed Prop III, Inc., 201 Industrial Partnership and Inhale 201 Industrial Road, L.P.

10.50(27)	Collaborative Development Agreement and License Agreement dated January 18, 1995 by and between Inhale Therapeutics Systems and Pfizer, Inc. *

10.51(27)	Amendment to Collaborative Development and License Agreement, dated September 12, 1995 by and between Inhale Therapeutic Systems and Pfizer, Inc. *

10.52(27)	Amendment to Collaborative Development and License Agreement, dated September 25, 1996 by and between Inhale Therapeutic Systems and Pfizer, Inc. *

10.53(27)	Amendment and Agreement, dated October 9, 1998 by and between Inhale Therapeutic Systems and Pfizer, Inc. *

10.54(27)	Letter Agreement, dated December 30, 2004, by and between Nektar Therapeutics and Nevan C. Elam. ++

10.55(27)	Letter Agreement, dated November 9, 2003, by and between Nektar Therapeutics and David Johnston. ++

10.56(27)	Amendment to Letter Agreement, dated November 21, 2003, by and between Nektar Therapeutics and David Johnston. ++

10.57(28)	Purchase Agreement, dated as of September 22, 2005, by and among Nektar Therapeutics and the purchasers listed in Schedule I thereto.

10.58(29)	Offer letter, dated January 10, 2006, by Nektar Therapeutics and Mr. Louis Drapeau. ++

10.59(30)	Letter Agreement, dated February 24, 2006, by Nektar Therapeutics and Mr. Robert Chess. ++

10.60(31)	Transition Letter Agreement, dated March 6, 2006, by and between Nektar Therapeutics and Mr. Ajay Bansal. ++

10.61(32)	Transition and Retirement Agreement, dated March 13, 2006, by and between Nektar Therapeutics and Mr. Ajit Gill. ++

Exhibit Number	Description of Documents
21.1(33)	Subsidiaries of Nektar Therapeutics.

23.1(33)	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1(34)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(34)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1(34)	Section 1350 Certifications.

+	Confidential treatment with respect to specific portions are omitted and filed separately with the SEC.
++	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
(2)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 1999.
(3)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(4)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
(5)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 11, 2001.
(6)	Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-3 (No. 333-53678), filed on January 12, 2001.
(7)	Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on June 4, 2001.
(8)	Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on July 10, 2001.
(9)	Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on January 8, 2002.
(10)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 23, 2003.
(11)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on July 2, 2003.
(12)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on November 3, 2003.
(13)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.
(14)	Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-8 (No. 333-98321), filed on August 19, 2002.
(15)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Registration Statement on Form S-1 (No. 33-75942), as amended.
(16)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 1995.
(17)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
(18)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.
(19)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
(20)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(21)	Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-8 (No. 333-71936), filed on October 19, 2001, as amended.

(22)	Incorporated by reference to Nektar Therapeutics’ Annual Report on Form 10-K, as amended, for the year ended December 31, 2000.
(23)	Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-8 (No. 333-55032), filed on February 6, 2001.
(24)	Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-8 (No. 333-67342), filed on August 10, 2001.
(25)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K, as amended, for the year ended December 31, 2002.
(26)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on June 29, 2004.
(27)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K, as amended, for the year ended December 31, 2004.
(28)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
(29)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 19, 2006.
(30)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on February 24, 2006.
(31)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K/A, filed on March 8, 2006.
(32)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K/A, filed on March 16, 2006.
(33)	Previously filed.
(34)	Filed herewith.
*	Confidential Treatment Requested.