Form 10-Q
period 2006-03-31
NEKTAR THERAPEUTICS
filed 2006-05-10
CIK 906709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2006

or,

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated file” in Rule 12b-2 of the Exchange Act. (check one):

Large	accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 89,515,750 on April 30, 2006.

NEKTAR THERAPEUTICS

Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of this quarterly report, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including but not limited to the risk factors set forth below and for the reasons described elsewhere in this quarterly report. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof and we do not intend to update any forward-looking statements except as required by law or applicable regulations.

Trademarks

All Nektar brand and product names contained in this document are trademarks or registered trademarks of Nektar Therapeutics in the United States and other countries. The following, which may appear in this document, are registered or other trademarks owned by the following companies: Exubera and Somavert (Pfizer Inc); PEGASYS (Hoffmann-La Roche Ltd.); Neulasta (Amgen Inc.); Definity (Bristol-Myers Squibb Medical Imaging, Inc.); PEG-INTRON (Schering-Plough Corporation); DuraSeal and SprayGel (Confluent Surgical Inc.); Macugen ((OSI)-Eyetech); Marinol (Solvay Pharmaceuticals, Inc.); and Cimzia (UCB Group).

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements – unaudited:

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share information)

	March 31, 2006	December 31, 2005
	unaudited
ASSETS
Current assets:
Cash and cash equivalents	$262,028	$261,273
Short-term investments	217,488	214,928
Accounts receivable, net of allowance for doubtful accounts and sales returns of $152 and $70 at March 31, 2006 and December 31, 2005, respectively	17,432	8,205
Inventory, net	33,180	18,627
Other current assets	19,238	16,810

Total current assets	549,366	519,843

Investments in marketable securities	48,601	90,222
Property and equipment, net	140,301	142,127
Goodwill	78,431	78,431
Other intangible assets, net	11,944	13,452
Other assets	12,895	14,479

Total assets	$841,538	$858,554

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,633	$18,895
Accrued expenses	29,072	20,988
Other liabilities	10,016	9,952
Interest payable	2,903	3,791
Capital lease obligations	521	482
Convertible subordinated notes and debentures	36,026	—
Deferred revenue	17,130	15,487

Total current liabilities	110,301	69,595

Convertible subordinated notes and debentures	381,627	417,653
Capital lease obligations	20,129	20,276
Other long-term liabilities	20,285	21,810
Accrued rent	2,390	2,409

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, 10,000 shares authorized
Series A, $0.0001 par value: 3,100 shares designated; no shares issued or outstanding at March 31, 2006 and December 31, 2005	—	—
Convertible Series B, $0.0001 par value: 40 shares designated; 20 shares issued and outstanding December 31, 2005; Liquidation preference of $19,945 at December 31, 2005	—	—
Common stock, $0.0001 par value; 300,000 authorized; 89,428 shares and 87,707 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	9	9
Capital in excess of par value	1,244,234	1,233,690
Deferred compensation	—	(2,949)
Accumulated other comprehensive loss	(1,734)	(1,707)
Accumulated deficit	(935,703)	(902,232)

Total stockholders’ equity	306,806	326,811

Total liabilities and stockholders’ equity	$841,538	$858,554

The accompanying notes are an integral part of these condensed financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

(unaudited)

	Three months ended March 31,
	2006	2005
Revenue:
Contract research revenue	$14,817	$19,529
Product sales and royalty revenue	12,397	6,392
Exubera commercialization readiness revenue	1,745	2,573

Total revenue	28,959	28,494

Operating costs and expenses:
Cost of goods sold	7,500	5,255
Exubera commercialization readiness costs	1,495	2,294
Research and development	31,401	34,945
General and administrative	20,373	9,110
Amortization of other intangible assets	1,364	982

Total operating costs and expenses	62,133	52,586

Loss from operations	(33,174)	(24,092)

Interest income	4,882	2,272
Interest expense	(5,142)	(3,060)
Other income (expense), net	(37)	(1,285)

Loss before provision for income taxes	(33,471)	(26,165)

Provision for income taxes	—	—

Net loss	$(33,471)	$(26,165)

Basic and diluted net loss per share	$(0.38)	$(0.31)

Shares used in computing basic and diluted net loss per share	88,926	84,708

The accompanying notes are an integral part of these condensed financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three months ended March 31,
	2006	2005
Cash flows used in operating activities:
Net loss	$(33,471)	$(26,165)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,506	4,119
Amortization of other intangible assets	1,508	1,128
Amortization of debt issuance costs	594	208
Amortization of gain related to sale of building	—	(278)
Loss on termination of capital lease	(218)	1,137
Non-cash compensation for employee retirement plans	546	285
Stock-based compensation	7,203	493
Increase in provision for doubtful accounts and sales returns reserve	82	285
Changes in assets and liabilities:
Decrease (increase) in trade accounts receivable	(9,308)	6,219
Decrease (increase) in inventories	(14,552)	8
Decrease (increase) in prepaids and other assets	(1,130)	1,952
Increase (decrease) in accounts payable	(4,258)	(2,018)
Increase (decrease) in accrued expenses	8,096	(676)
Increase (decrease) in interest payable	(888)	217
Increase (decrease) in deferred revenue	1,433	(1,261)
Increase (decrease) in other liabilities	(874)	(16)

Net cash used in operating activities	(38,731)	(14,363)

Cash flows from investing activities:
Purchases of investments	(33,725)	(49,633)
Sales of investments	—	40,750
Maturities of investments	72,334	41,087
Purchases of property and equipment	(4,588)	(4,531)

Net cash provided by investing activities	34,021	27,673

Cash flows from financing activities:
Payments of loan and capital lease obligations	(284)	(838)
Issuance of common stock related to employee stock purchase plan	769	647
Issuance of common stock related to employee stock option exercises	4,975	2,340

Net cash provided by financing activities	5,460	2,149

Effect of exchange rates on cash and cash equivalents	5	(7)

Net increase in cash and cash equivalents	755	15,452

Cash and cash equivalents at beginning of period	261,273	32,064

Cash and cash equivalents at end of period	$262,028	$47,516

Non-cash Investing and Financing Activities
Deferred compensation related to the issuance of restricted stock units	$—	$2,039

The accompanying notes are an integral part of these condensed financial statements.

NEKTAR THERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(unaudited)

Note 1—Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

Our Company was originally incorporated in California in 1990 and was reincorporated in Delaware in 1998. In January 2003, we changed our name from Inhale Therapeutic Systems, Inc. to Nektar Therapeutics.

We are a biopharmaceutical company developing breakthrough products that make a difference in patients’ lives. We create differentiated, innovative products by applying our drug delivery technologies to established or novel medicines. Our leading technologies are Nektar Pulmonary Technology and Nektar Advanced PEGylation Technology. Nine products using these technologies have received regulatory approval in the United States or the European Union. Our two technology platforms are the basis of nearly all of the partnered and proprietary products we currently have in preclinical and clinical development. We are also engaged in exploratory development with other early stage technologies.

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

Revenues, expenses, assets, and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year. The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K/A for the year ended December 31, 2005.

Principles of Consolidation

Our consolidated financial statements include the financial position and results of operations and cash flows of our wholly-owned subsidiaries: Nektar Therapeutics AL, Corporation (“Nektar AL”); Nektar Therapeutics UK, Ltd. (“Nektar UK”), Nektar Therapeutics (India) Private Unlimited, Inhale Therapeutic Systems Deutschland GmbH (“Inhale Germany”), and Aerogen Inc. All intercompany accounts and transactions have been eliminated in consolidation.

Our consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting our consolidated financial results. Translation gains and losses are included in accumulated other comprehensive loss in the stockholders’ equity section of the balance sheet. To date, such cumulative translation adjustments have not been material to our consolidated financial position.

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

Segment, Significant Customer, and Geographic Information

We report segment information in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. The Company is managed as one operating segment. The entire business is comprehensively managed by our Executive Committee which reports to the Chief Executive Officer. The Executive Committee is our chief operating decision maker. We have multiple technologies, all of which are marketed to a common customer base (pharmaceutical and biotechnology companies which are typically located in the U.S. and EU). Within this segment we operate two remaining business units, Nektar Pulmonary Technology and Nektar Advanced PEGylation.

During the three month period ended December 31, 2005 our other business unit, Nektar Super Critical Fluids (Bradford), located in Bradford, England, was deemed to be significantly impaired, which resulted in a write off of $59.6 million of goodwill and $5.7 million of certain fixed assets representing more than 95% of the fair value. In the three month period ended March 31, 2006 we have initiated a plan to discontinue operations of Bradford. As of March 31, 2006, the remaining $1.9 million of net assets at Bradford is not considered material to our consolidated financial statements and therefore not all of the requisite disclosures for discontinued operations under FAS 146 are included in the financial statements. In March 2006, the Bradford employees were provided a retention incentive to pursue the clinical protocols while the Company determines an exit strategy. The estimated cost of the retention incentives and severance costs are $2.6 million, of which $0.4 million was expensed in the three-month period ended March 31, 2006, and the remainder is to be amortized through July 31, 2006. We are continuing to evaluate our alternatives regarding the disposition of this business unit.

Our revenue is derived primarily from clients in the pharmaceutical and biotechnology industries. Revenue from Pfizer represented 44% and 63% of our total revenue for the three-month periods ended March 31, 2006 and 2005, respectively. Deferred revenue from Pfizer represented 61% and 42% of total deferred revenue as of March 31, 2006 and December 31, 2005, respectively. Product sales relate to Advanced PEGylation Technology and inhaled insulin (Exubera®) products.

Our accounts receivable balance contains trade receivables from product sales, collaborative research agreements, and Exubera® commercialization readiness revenue. On March 31, 2006, three different customers represented 40%, 16%, and 14% of our trade accounts receivable, respectively. At December 31, 2005, two different customers represented 49% and 10% of our accounts receivable, respectively.

Revenues are derived from customers in the following geographic areas (in thousands):

	Three-months ended March 31,
	2006	2005
Contract research revenue
United States	$13,029	$18,646
All other countries	1,788	883

Total contract research revenue	$14,817	$19,529

Product sales and royalty revenue
United States	$8,171	$4,291
European countries	4,162	1,303
All other countries	64	798

Total product sales and royalty revenue	$12,397	$6,392

Exubera® commercialization readiness revenue
United States	$1,745	$2,573

Total revenue	$28,959	$28,494

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

Derivative Instruments

We are exposed to foreign currency exchange rate fluctuations and interest rate changes in the normal course of our business. As part of our risk management strategy, we may use derivative instruments, including forwards and options to hedge certain foreign currency and interest rate exposures. We do not use derivative contracts for speculative purposes.

To limit our exposure to foreign currency exchange rate fluctuations with respect to British Pounds, we have periodically purchased British Pounds on the spot market and held them in a U.S. bank account. At March 31, 2006 and at December 31, 2005, we held British Pounds valued at approximately $0.1 million and $1.3 million, respectively, using the exchange rate as of period end. Such amount is included in cash and cash equivalents on our balance sheet. During the three-month period ended March 31, 2006, a gain of less than $0.1 million resulting from revaluing British Pounds at the current exchange rate was included in other income (expense).

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

Goodwill

Goodwill is tested for impairment at the respective business unit level annually, or on an interim basis if an event occurs or circumstances change that would more-likely-than-not reduce the fair value below our carrying value. During the three-month periods ended March 31, 2006 and 2005, we did not record impairment charges under SFAS No. 142, Goodwill and Other Intangible Assets, as no indicators of impairment were identified by management.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net loss and other comprehensive gain (loss). Other comprehensive income (loss) includes unrealized gains (losses) on available-for-sale securities and currency translation adjustments. The comprehensive loss consists of the following components, net of related tax effects (in thousands):

	Three months ended March 31,
	2006	2005
Net loss, as reported	$(33,471)	$(26,165)
Change in net unrealized gains (losses) on available-for-sale securities	33	(510)
Translation adjustment	(60)	(422)

Total comprehensive loss	$(33,498)	$(27,097)

The components of accumulated other comprehensive income (loss) is as follows:

	March 31, 2006	December 31, 2005
Unrealized losses on available-for-sale securities	$(1,924)	$(1,957)
Translation adjustment	190	250

Total accumulated other comprehensive loss	$(1,734)	$(1,707)

Revenue Recognition

We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”). Effective July 1, 2003, we adopted the provisions of Emerging Issues Task Force, Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”) on a prospective basis.

Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable, and collection is reasonably assured. Allowances are established for uncollectible amounts.

We enter into collaborative research and development arrangements with pharmaceutical and biotechnology partners that may involve multiple deliverables. For multiple-deliverable arrangements entered into after July 1, 2003, judgment is required in the areas of separability of units of accounting and the fair value of individual elements. The principles and guidance outlined in EITF No. 00-21 provide a framework to (a) determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and (b) determine how the arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. Our arrangements may contain the following elements: collaborative research, milestones, manufacturing and supply, royalties and license fees. For each separate unit of accounting we have objective and reliable evidence of fair value using available internal evidence for the undelivered item(s) and our arrangements generally do not contain a general right of return relative to the delivered item. In accordance with the guidance in EITF No. 00-21, the Company uses the residual method to allocate the arrangement consideration when it does not have fair value of a delivered item(s). Under the residual method, the amount of consideration allocated to the delivered item equals the total arrangement consideration less the aggregate fair value of the undelivered items.

Contract research revenue from collaborative research and feasibility agreements is recorded when earned based on the performance requirements of the contract. Advance payments for research and development revenue received in excess of amounts earned are classified as deferred revenue until earned. Revenue from collaborative research and feasibility arrangements are recognized as the related costs are incurred. Amounts received under these arrangements are generally non-refundable if the research effort is unsuccessful.

Payments received for interim milestones achieved are deferred and recorded as revenue ratably over the next period of continued development. Management makes its best estimate of the period of time until the next milestone is reached. This estimate affects the recognition of revenue for completion of the previous milestone. The original estimate is periodically evaluated to determine if circumstances have caused the estimate to change and if so, amortization of revenue is adjusted prospectively. Final milestone payments are recorded and recognized upon achieving the respective milestone, provided that collection is reasonably assured.

Product sales are derived primarily from cost-plus manufacturing and supply agreements with customers in our industry, and are recognized in accordance with the terms of the related contract. Product revenues from Exubera are recognized at the earlier of acceptance of the goods by Pfizer or sixty days from shipment. The allowance for sales returns was $0.1 and nil as of March 31, 2006 and December 31, 2005, respectively.

Shipping and Handling Costs

We record costs related to shipping and handling of product to customers in cost of goods sold for all periods presented.

Research and Development

Research and development costs are expensed as incurred and include salaries, benefits, and other operating costs such as outside services, supplies, and allocated overhead costs. We perform research and development for our proprietary products and technology development and for other companies pursuant to feasibility agreements and development and license agreements. For our proprietary products and internal technology development programs, we frequently invest our own funds without reimbursement from a collaborative partner. Under our feasibility agreements, we are generally reimbursed for the cost of work performed. Feasibility agreements are designed to evaluate the applicability of our technologies to a particular molecule and therefore are generally completed in less than one year. Under our development and license agreements, products developed using our technologies may be commercialized by a collaborative partner. Under these development and license agreements, we may be reimbursed for development costs, may also be entitled to milestone payments when and if certain development and/or regulatory milestones are achieved, and may be compensated for the manufacture and supply of clinical and commercial product. We may also receive royalties on sales of commercial product. All of our research and development agreements are generally cancelable by the partner without significant financial penalty.

Clinical Trial Accruals

We record accruals for estimated clinical study costs. Most of our clinical studies are performed by third party contract research organizations (CRO’s). We accrue costs for clinical studies performed by CRO’s on a straight-line basis over the service periods specified in the contracts and adjust our estimates, if required, based upon our on-going review of the level of effort and costs actually incurred by the CRO. We validate our accruals quarterly with our vendors and perform detailed reviews of the activities related to our significant contracts.

In general, we have the right to terminate our CRO contracts at anytime and we are generally only liable for actual effort expended by the CRO through termination, regardless of payment status. Through March 31, 2006, differences between actual and estimated activity levels for any particular study were not significant enough to require a material adjustment.

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

We did not record a provision for income taxes for the three-month periods ended March 31, 2006 and March 31, 2005, respectively, because our consolidated entity and respective subsidiaries had net losses for these periods.

Net Loss Per Share

Basic net loss per share is calculated based on the weighted-average number of common shares outstanding during the period presented, less the weighted-average shares outstanding which are subject to the Company’s right of repurchase.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three-months ended March 31,
	2006	2005
Numerator:
Net loss	$(33,471)	$(26,165)

Denominator:
Weighted average number of common shares outstanding	88,926	84,708

Net loss per share – basic and diluted	$(0.38)	$(0.31)

Diluted earnings per share would give effect to the dilutive impact of common stock equivalents which consists of convertible preferred stock and convertible subordinated debt (using the as-if converted method), and stock options and warrants (using the treasury stock method). Potentially dilutive securities have been excluded from the diluted earnings per share computations in all periods presented as such securities have an anti-dilutive effect on loss per share due to the Company’s net loss position. Potentially dilutive securities included the following (in thousands):

	March 31,
	2006	2005
Warrants	36	36
Options and restricted stock units	16,048	14,430
Convertible preferred stock	—	875
Convertible debentures and notes	16,896	3,831

Total	32,980	19,172

Note 2 - Cash and Cash Equivalents, Short-term investments, and Investments in marketable securities

We consider all highly liquid investments with a maturity at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents include demand deposits held in banks, interest bearing money market funds, commercial paper, federal and municipal government securities, and repurchase agreements.

Cash equivalents, short term investments, and investments in marketable securities (collectively “investments”) consist of federal and municipal government securities, corporate bonds, and commercial paper with A1, F1, or P1 short-term ratings and A or better long-term ratings with remaining maturities at date of purchase of greater than 90 days. Investments with maturities greater than one year are classified as long-term and represent investments of cash that are reasonably expected to be realized in cash and are available for use, if needed, in current operations.

As of March 31, 2006 and December 31, 2005, we held a portfolio exclusively of debt securities. Certain of these securities have a fair value less than their amortized cost. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and EITF 03-01, we have recorded the difference between the amortized cost and fair value as a component of accumulated other comprehensive income. Management has concluded that no impairment should be recognized related to these investments because the unrealized losses incurred to date are not considered other than temporary. Management has reached this conclusion based upon its intention to generally hold all debt investments with an unrealized loss until maturity at which point they are redeemed at full par value, a history of actually holding the majority of our investments to maturity, and our strategy of aligning of the maturity of our debt investments to meet our cash flow needs. Therefore, we have the ability and intent to hold all of our debt investments to maturity.

At March 31, 2006, all investments are designated as available-for-sale and are carried at fair value, with unrealized gains and losses, net of tax, reported in stockholders’ equity as accumulated other comprehensive loss. Investments are adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities, if any, are included in other income (expense). The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

We determine the fair value amounts by using available market information. As of March 31, 2006 and December 31, 2005, the average portfolio duration was approximately one year, and the contractual maturity of any single investment did not exceed twenty-four months. Investments with maturities greater than two years are classified as available for sale when they represent investments of cash that are reasonably expected to be realized in cash and are available for use in current operations. There were less than $0.1 million gross unrealized gains on available for sale securities at March 31, 2006 and December 31, 2005. The gross unrealized losses on available for sale securities at March 31, 2006 and December 31, 2005, were approximately $1.9 million and $2.0 million, respectively. As of March 31, 2006, there were 50 securities that had been in a loss position for twelve months or more and which had a fair value of $80.3 million and an unrealized loss of $0.4 million. As of December 31, 2005, there were 58 securities that had been in a loss position for twelve months or more and which had a fair value of $103.9 million and an unrealized loss of $0.5 million.

The following is a summary of operating cash and available-for-sale securities as of March 31, 2006 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and Available-for-Sale Securities
Obligations of U.S. government agencies	$92,670	$—	$(441)	$92,229
U.S. corporate commercial paper	210,342	9	(338)	210,013
Obligations of U.S. corporations	172,018	—	(1,152)	170,866
Obligations of non U.S. corporations	2,996	—	(2)	2,994
Repurchase agreements	32,767	—	—	32,767
Cash and other cash equivalents	19,248	—	—	19,248

	$530,041	$9	$(1,933)	$528,117

Amounts included in cash and cash equivalents	$262,357	$9	$(338)	$262,028
Amounts included in short term investments (one year or less to maturity)	218,617	—	(1,129)	217,488
Amounts included in investments in marketable securities (one to two years to maturity)	49,067	—	(466)	48,601

	$530,041	$9	$(1,933)	$528,117

The following is a summary of operating cash and available-for-sale securities as of December 31, 2005 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and Available-for-Sale Securities
Obligations of U.S. government agencies	$123,679	$—	$(631)	$123,048
U.S. corporate commercial paper	179,790	9	(202)	179,597
Obligations of U.S. corporations	180,253	—	(1,125)	179,128
Obligations of non U.S. corporations	2,983	—	(8)	2,975
Repurchase agreements	64,199	—	—	64,199
Cash and other cash equivalents	17,476	—	—	17,476

	$568,380	$9	$(1,966)	$566,423

Amounts included in cash and cash equivalents	$261,466	$9	$(202)	$261,273
Amounts included in short term investments (one year or less to maturity)	215,942	—	(1,014)	214,928
Amounts included in investments in marketable securities (one to two years to maturity)	90,972	—	(750)	90,222

	$568,380	$9	$(1,966)	$566,423

At March 31, 2006 and December 31, 2005, we had letter of credit arrangements with certain financial institutions and vendors including our landlord totaling $2.6 million, which are secured by investments of similar amounts.

Note 3 - Inventories

Inventories are stated at the lower of cost or market and are computed using standard cost, which approximates actual cost on a first-in, first-out basis. Inventories are reflected net of reserves of $4.1 million and $3.1 million as of March 31, 2006 and December 31, 2005, respectively. Reserves are determined using specific identification plus an estimated reserve against finished goods for potential defective or excess inventory based on historical experience. The following is a breakdown of net inventory (in thousands):

	March 31, 2006	December 31, 2005
Raw material	$8,436	$8,050
Work-in-process	19,659	2,740
Finished goods	5,085	7,837

Total inventories	$33,180	$18,627

Work in process primarily represents first time commercial build of Exubera® inhaler device inventory that is in process at contract manufacturers as of March 31, 2006.

Note 4 - Other Intangible Assets

The components of our other intangible assets at March 31, 2006, are as follows (in thousands, except for years):

	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Core technology	5	$15,270	$(8,157)	$7,113
Developed product technology	5	2,900	(2,889)	11
Intellectual property	5-7	7,301	(6,962)	339
Supplier and customer relations	5	9,870	(5,389)	4,481

Total		$35,341	$(23,397)	$11,944

Amortization expense related to other intangible assets totaled $1.5 million and $1.1 million for the three-month periods ended March 31, 2006 and 2005, respectively (approximately $0.1 million was included in cost of sales for the periods ended March 31, 2006 and 2005). The following table presents expected future amortization expense for other intangible assets until they are fully amortized (in thousands):

Years Ending December 31,
Remainder of 2006	$2,821
2007	2,380
2008	2,380
2009	2,380
2010	1,983

Total	$11,944

Note 5 – Accounting for Share-Based Compensation

Effective January 1, 2006, the Company adopted the fair value method of accounting for share-based compensation arrangements in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 123R, Share-Based Payment (“SFAS 123R”), using the modified prospective method of transition. Under the provisions of SFAS 123R, the estimated fair value of options granted under the Company’s Equity Incentive Plans (the “Option Plans”) are recognized as compensation expense over the option-vesting period. In addition, the Company’s Employee Stock Purchase Plan (the “ESPP”) is considered to be a compensatory plan under SFAS 123R as purchases are made at a discount to the market price of the Company’s common stock as reported on the first or last day of each semi-annual offering period (whichever is lower). Compensation expense is recognized based on the estimated fair value of the common stock during each offering period and the percentage of the purchase discount. Using the modified prospective method, compensation expense is recognized beginning with the effective date of adoption of SFAS 123R for all share-based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption and that remain unvested on the date of adoption.

Prior to January 1, 2006, the Company accounted for share-based employee compensation plans using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and its related interpretations. Under the provisions of APB 25, no compensation expense was recognized with respect to purchases of the Company’s common stock under the ESPP or when stock options were granted with exercise prices equal to or greater than market value on the date of grant.

The Company recorded approximately $5.0 million, or $0.06 per share, of recurring share-based compensation expense for the three months ended March 31, 2006 as required by the provisions of SFAS 123R, which was primarily related to stock options and restricted stock units. The share-based compensation expense associated with stock options and restricted stock units (RSU’s) are calculated on a straight-line basis over the vesting periods of the related options. In addition the Company recorded approximately $2.2 million, or $0.02 per share, of share-based compensation expense for the three month period ended March 31, 2006, related to acceleration of stock grants as a result of severance agreements with three key executives whom resigned from their respective positions as of March 31, 2006. Share-based compensation expense for purchases under the ESPP is recognized based on the estimated fair value of the common stock during each offering period and the percentage of the purchase discount. These charges had no impact on the Company’s reported cash flows. In addition, during the three-month period ended March 31, 2005, the Company recorded approximately $0.5 million of stock compensation expense pursuant to APB 25 associated with the amortization of deferred stock compensation related to the vesting of stock options and restricted stock units that were granted at prices below the fair market value at the date of grant. Share-based compensation cost is allocated among the following categories:

Three months ended March 31, 2006
Inventory	$300
Cost of goods sold	127
Research and development	2,442
General and administrative expenses	2,127

$4,996
Executive Severance	2,207

Total	7,203

Under the modified prospective method of transition under SFAS 123R, the Company is not required to restate its prior period financial statements to reflect expensing of share-based compensation under SFAS 123R. Therefore, the results for the three months ended March 31, 2006 are not directly comparable to the same periods in the prior year.

As required by SFAS 123R, the Company has presented pro forma disclosures of its net loss and net loss per share for the prior year periods assuming the estimated fair value of the options granted prior to January 1, 2006 is amortized to expense over the option-vesting period as presented below.

Revised
Three months ended March 31, 2005
Net loss, as reported	$(26,165)
Add: Share-based employee compensation expense included in reported net loss	432

Less: Total share-based employee compensation expense determined under fair value based method for all options granted	(6,042)

Pro forma net loss	$(31,775)

Net loss per share:
Basic and diluted - as reported	$(0.31)

Basic and diluted - pro forma	$(0.38)

The revised reported pro forma net loss for the three-month period ended March 31, 2005 has been decreased by approximately $2.0 million for options exchanged under stock option exchange programs and adjustments from computational corrections.

For purposes of disclosure in the foregoing table and for purposes of determining estimated fair value under SFAS 123R, the Company has computed the estimated fair values of all share-based compensation using the Black-Scholes option pricing model and has applied the assumptions set forth in the following table. The Company increased the estimated life of stock options granted beginning in fiscal 2006 as a result of guidance from the SEC as contained in Staff Accounting Bulletin No. 107 permitting the initial application of a “simplified” method, which is based on the average of the vesting term and the term of the option. Previously, the Company calculated the estimated life based on the expectation that options would be exercised within five years on average. The Company based its estimate of expected volatility for options granted in fiscal year 2006 and 2005 on daily historical trading data of its common stock equivalent to the expected term of the respective share based grant. Generally the share based grants have expected terms ranging from 38 months to 64 months. The following tables represent assumptions used to calculate the fair value of stock options and ESPP purchases:

Employee Stock Options	Three months ended March 31, 2006	Three months ended March 31, 2005
Average risk-free interest rate	4.6%	3.7%
Dividend yield	0.0%	0.0%
Volatility factor	69.8%	76.0%
Weighted average option life (years)	5.3	4.5

ESPP	Three months ended March 31, 2006	Three months ended March 31, 2005
Average risk-free interest rate	4.7%	1.8%
Dividend yield	0.0%	0.0%
Volatility factor	41.3%	49.0%
Weighted average option life (years)	0.5	0.5

Generally, the fair value of restricted stock units approximates the market value of the underlying shares at the date of grant less any exercise price. The exercise price of our restricted stock units is $0.01. The weighted average life of the 2006 RSU’s is estimated to be 2.1 years.

The total share-based compensation cost is determined by multiplying the Black-Scholes valuation and the historical forfeiture rate for the respective grant. The Company has separated the employee population into two groups, (1) executive management and board members (executives) and (2) all other employees (staff). For the three-month period ended March 31, 2006, the annual forfeiture rate for executives and staff was calculated to be 21% and 32%, respectively.

The Black-Scholes option pricing model requires the input of highly subjective assumptions. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models may not provide a reliable single measure of the fair value of its employee stock options or common stock purchased under the ESPP. In addition, management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies, and which could materially impact the Company’s fair value determination.

A summary of option activity under the Option Plan as of March 31, 2006, and changes during the three months then ended is presented below.

Summary Details for Plan Share Options

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in millions)
Outstanding Balance, December 31, 2005	13,249	$17.85
Granted	379	19.85
Exercised	(541)	9.05
Forfeited or expired	(264)	18.49

Outstanding Balance, March 31, 2006	12,823	18.27	5.3	$234.2

Exercisable shares as of March 31, 2006	9,227	$19.51	5.4	$180.0

The weighted-average, grant-date fair value of options granted during the three-month period ended March 31, 2006 was $12.36 based on the Black-Scholes option pricing model on the date of grant. The total intrinsic value of options exercised during the three-month period ended March 31, 2006 was approximately $5.8 million and represents the difference between the exercise price of the option and the closing market price of the Company’s common stock on the dates exercised.

A summary of the status of the Company unvested shares as of March 31, 2006, and changes during the three-month period then ended is presented below.

Unvested Shares Issued Under the Plan

	Unvested Shares	Weighted- Average Grant-Date Fair Value
Unvested Balance, December 31, 2005	3,866	$14.74
Granted	379	19.85
Vested	(385)	14.87
Forfeited	(264)	18.49

Unvested Balance, March 31, 2006	3,596	15.08

Unrecognized Share-Based Compensation Expense

As of March 31, 2006 there was approximately $51.5 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Plan. Included in the $51.5 million of unrecognized compensation expense is approximately $8.5 million of share-based compensation resulting from a severance agreement with a key executive, which is expected to be recognized in the three month period ending June 30, 2006. This total unrecognized expense is expected to be recognized over a weighted-average period of approximately 2.2 years as follows:

(in millions)
Fiscal Year 2006 - remaining periods	$20.2
Fiscal Year 2007	11.8
Fiscal Year 2008	10.9
Fiscal Year 2009	6.4
Fiscal Year 2010 and thereafter	2.2

$51.5

During the three-month period ended March 31, 2006, we issued restricted stock unit awards totaling 997,300 shares of our common stock to certain employees. The restricted stock unit awards are settled by delivery of shares of our common stock on or shortly after the date the awards vest. The restricted stock unit awards become fully vested upon achieving three pre-determined performance milestones which are expected to occur over a period of 40 months. In connection with these restricted stock unit awards, we recorded compensation expense of $1.0 million in the period ended March 31, 2006, which represents the vested portion at the fair market value of the restricted stock units on the date of grant.

During the three-month period ended March 31, 2005, we issued restricted stock unit awards totaling 110,000 shares of our common stock to certain employees. These restricted stock unit awards are settled by delivery of shares of our common stock on or shortly after the date the awards vest. The restricted stock unit awards become fully vested over a period of 36 to 48 months. In connection with these restricted stock unit awards, we recorded compensation of approximately $0.4 million, which represents the vested portion fair market value of the restricted stock units on the date of grant. We are recognizing the stock based compensation expense for these awards on a straight line basis over the vesting period of 36 to 48 months.

Note 6 - Commitments and Contingencies

Legal Matters

On July 12, 2005, a complaint was filed by The Board of Trustees of the University of Alabama (“UAH”) against Nektar Therapeutics AL, Corporation, and Nektar Therapeutics (“Company”) in the United States District Court for the Northern District of Alabama. The complaint alleges patent infringement, breach of a contract royalty obligation, violation of the Alabama Trade Secrets Act, and unjust enrichment. On August 3, 2005, UAH amended its complaint to add J. Milton Harris, a Nektar employee, as a party to the litigation, add certain additional claims, seek declaratory judgment on patents assigned to the Company, and seek compensatory, treble and punitive damages, all in unspecified amounts. On December 13, 2005, UAH filed its second amended complaint expanding its previously asserted claims that the Company and Harris had infringed patents of UAH, misappropriated and taken intellectual property rightfully belonging to UAH, concealed intellectual property from UAH that was rightfully the property of UAH, and converted these discoveries for their own profit notwithstanding that the Company and Harris were fully aware that the inventions rightfully belonged to UAH. UAH further claimed fraudulent concealment, conversion, detinue, misrepresentation, conspiracy and, as against Harris, breach of express and implied contract and breach of an assignment of application. UAH is seeking equitable relief including declaratory judgment, the imposition of a constructive trust, specific performance, injunction, accounting and other relief on the theory that UAH should be the record holder of certain patents assigned to the Company. On April 4, 2006, UAH filed its third amended complaint adding certain additional patents assigned to the Company to those recited in previous complaints filed by UAH subject to the same type of claims and petitions for relief. We have filed and continue to assert a counterclaim against UAH seeking full refund of all royalty payments erroneously paid to UAH under the patent at issue in the original complaint. The parties are continuing to move forward with the discovery process. The litigation is at too early a stage to make an assessment about the probability of the outcome in the case. We intend to vigorously defend ourselves in this litigation; however, there can be no assurances that we will be successful in such defense.

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

Manufacturing and Supply Agreement with Contract Manufacturers

In August 2000, we entered into a Manufacturing and Supply Agreement with our contract manufacturers to provide for the manufacturing of our pulmonary inhaler device for Exubera®. We have agreed to defend, indemnify, and hold harmless the contract manufacturers from and against third party liability arising out of the agreement, including product liability and infringement of intellectual property. There is no limitation on the potential amount of future payments we could be required to make under these indemnification obligations. We have never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. If any of our indemnification obligations is triggered, we may incur substantial liabilities. Because the obligated amount of this agreement is not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated.

Collaboration Agreements for Pulmonary Products

As part of our collaboration agreements with our partners for the development, manufacture, and supply of products based on our Pulmonary Technology, we generally agree to defend, indemnify, and hold harmless our partners from and against third party liabilities arising out of the agreement, including product liability and infringement of intellectual property. The term of these indemnification obligations is generally perpetual any time after execution of the agreement. There is no limitation on the potential amount of future payments we could be required to make under these indemnification obligations. We have never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. If any of our indemnification obligations is triggered, we may incur substantial liabilities. Because the obligated amount of this agreement is not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheet as of March 31, 2006 or December 31, 2005.

License, Manufacturing and Supply Agreements for Products Based on our Advanced PEGylation Technology

As part of our license, manufacturing, and supply agreements with our partners for the development and/or manufacture and supply of PEG reagents based on our Advanced PEGylation Technology, we generally agree to defend, indemnify, and hold harmless our partners from and against third party liabilities arising out of the agreement, including product liability and infringement of intellectual property. The term of these indemnification obligations is generally perpetual any time after execution of the agreement. There is no limitation on the potential amount of future payments we could be required to make under these indemnification obligations. We have never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. If any of our indemnification obligations are triggered, we may incur substantial liabilities. Because the obligated amount of this agreement is not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheet as of March 31, 2006 or December 31, 2005.

Lease Restoration

We have several leases for our facilities in multiple locations. In the event that we do not exercise our option to extend the term of the lease, we guarantee certain costs to restore the property to certain conditions in place at the time of lease. We believe the estimated fair value of this guarantee is not material to our operations. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheet as of March 31, 2006 or December 31, 2005.

Note 7 – Stockholders Equity

Series B Convertible Preferred Stock

In connection with a strategic alliance with Enzon Pharmaceuticals, Inc., we entered into a Preferred Stock Purchase Agreement pursuant to which we sold to Enzon and Enzon purchased from us 40,000 shares of non-voting Series B Preferred Stock at a purchase price of one thousand dollars ($1,000) per share for an aggregate purchase price of $40.0 million. A Certificate of Designation filed with the Secretary of State of Delaware sets forth the rights, privileges and preferences of the Series B Preferred Stock. Pursuant to the Certificate of Designation, the Series B Preferred Stock does not have voting rights. The Series B Preferred Stock was convertible, in whole or in part, into that number of shares of our Common Stock (the “Conversion Shares”) equal to the quotient of $1,000 per share divided by the Conversion Price. The “Conversion Price” was initially $22.79 per share or 125% of the Closing Price and at no time could the Preferred Stock convert into shares of Common Stock at a discount to the Closing Price. The “Closing Price” equaled $18.23 per share and was based upon the average of our closing bid prices as listed on the Nasdaq National Market for the twenty (20) trading days preceding the date of the closing of the transaction.

The Series B Preferred Stock was convertible at the option of the holder. In accordance with the rights, privileges, and preferences of the Series B Preferred Stock pursuant to the certificate of designation, on January 7, 2005 the Conversion Price was adjusted to be equal to $19.49 per share based on the average of the closing bid prices of our common stock as quoted on the Nasdaq National Market for the 20 trading days preceding January 7, 2005.

To the extent not previously converted, the Series B Preferred Stock was to automatically converted into shares of our Common Stock, based on the then effective Conversion Price, upon the fourth anniversary of the Original Issue Date (January 7, 2006), at which time, all remaining and outstanding shares of Series B preferred stock were converted into 1,023,292 shares of our common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section as well as factors “described in Part II, Item 1-A—Risk Factors.”

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

Exubera® (insulin human [rDNA origin]) Inhalation Powdered is a rapid-acting, powder human insulin that is inhaled normally through the mouth into the lungs prior to eating using the hand-held Exubera® Inhaler. Exubera® is the lead product using our Nektar Pulmonary Technology in partnership with Pfizer Inc. We believe Exubera® has the potential to revolutionize insulin therapy as it provides adults with Type 1 and Type 2 diabetes in the U.S. and the EU with the first non-invasive delivery form of insulin. Exubera® was approved for marketing in January 2006 in both the U.S. and the EU.

The commercial success of Exubera® will be the key driver of our business in the next several years. We expect our future revenues to come increasingly from the manufacture and sale of Exubera® Inhalers and powdered insulin, and royalties from end product sales by Pfizer Inc. The commercial success of Exubera® will be a significant factor in achieving our profitability objective and our ability to fund the key elements of our business strategy. In addition, we expect to receive substantially less contract research and commercialization readiness revenue from Pfizer Inc as Exubera® transitions to the commercialization phase and therefore revenues from commercialization sales of Exubera® will be required to replace those revenue sources. Like any product in the launch phase, we face a number of uncertainties with respect to the commercial success of Exubera®, including the timing and success of the commercial launch of Exubera® by Pfizer Inc in various markets, physician and patient education and experiences, third party payor reimbursement, country specific pricing approvals, manufacturing and supplier execution, and other risks and uncertainties identified in this report.

In addition, we plan to make significant investments in our proprietary product programs which will comprise a substantial portion of our research and development spending. Historically we have partnered with pharmaceutical and biotechnology companies in the early development phase which has helped fund the investment of our product programs. Our current strategy is to develop a portfolio of proprietary products that is intended to address critical unmet medical needs by exploiting our know-how and technology in combination with established medicines. Our objective is to advance these products into clinical development and potentially through regulatory marketing approval thereby capturing significantly more economic value from these products. This strategy requires us to make significant investments in early stage products where there is still substantial uncertainty regarding product efficacy, product safety, clinical results, regulatory approvals, competitive landscape, and market acceptance. Our decision as to when or whether to seek partners for our proprietary products will be made on a product-by-product basis and such decisions will have an important impact on our revenues, research and development spending, and financial position. While we believe this strategy may result in improved economics for any products ultimately developed and approved, it will require us to invest significant funds in developing these products without reimbursement from a collaborative partner.

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

To fund the expense related to our research and development activities, we have raised significant amounts of capital through the sale of our equity and convertible debt securities. As of March 31, 2006, we had approximately $381.6 million in long-term convertible subordinated notes, $20.1 million in non-current capital lease obligations, and $20.3 million in other long-term liabilities. Our ability to meet the repayment obligations of this debt is dependent upon our and our partners’ ability to develop, obtain regulatory approvals, and successfully commercialize products. Even if we are successful in this regard, we will likely require additional capital to repay our debt obligations.

Critical Accounting Policies and Management Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates are described in Note 1, Organization and Summary of Significant Accounting Policies to the Unaudited Notes to Condensed Financial Statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources, and evaluates our estimates on an ongoing basis. Actual results may differ from those estimates under different assumptions or conditions.

Share-Based Compensation

Effective January 1, 2006, we adopted the fair value method of accounting for share-based compensation arrangements in accordance with SFAS 123R, using the modified prospective method of transition. Share-based compensation arrangements covered by SFAS 123R currently include stock options granted under our Amended and Restated Stock Option and Incentive Plan (the “Option Plan”) and purchases of common stock by our employees at a discount to the market price during each offering period under our Employee Stock Purchase Plan (the “ESPP”). Prior to January 1, 2006, we accounted for share-based employee compensation plans using the intrinsic value method of accounting in accordance with APB 25. Under the provisions of APB 25, no compensation expense was recognized with respect to purchases of our common stock under the ESPP or when stock options were granted with exercise prices equal to or greater than market value on the date of grant and no compensation expense was recognized for purchases of shares of our common stock by employees under our ESPP. Under the modified prospective method of transition, we are not required to restate our prior period financial statements to reflect expensing of share-based compensation under SFAS 123R. Therefore, the results as of the three months ended March 31, 2006 are not directly comparable to the same periods in the prior year.

As required by the provisions of SFAS 123R, we recorded $7.2 million or $0.08 per share, of share-based compensation expense for the three months ended March 31, 2006, of which $2.2 million represents severance related costs associated with the acceleration of share-based grants. This total amount is allocated among cost of revenue, research and development expenses for proprietary drug discovery, and selling, general and administrative expenses based on the function of the applicable employee. This charge had no impact on our reported cash flows. We used the Black-Scholes option pricing model to determine the estimated fair value of our share-based compensation arrangements.

As of March 31, 2006 there was $51.5 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Plan. These costs will be recognized over a weighted average period of 2.2 years. Within this amount $20.2 million will be recognized during the remainder of fiscal year 2006, and $8.5 million is related to a severance arrangement with a key executive and will be recognized in the three month period ending June 30, 2006.

Results of Operations

Three-Months Ended March 31, 2006 and 2005

Revenue (in thousands except percentages)

	Three months ended March 31, 2006	Three months ended March 31, 2005	Increase / Decrease 2006 vs 2005	Percentage Increase / Decrease 2006 vs 2005
Contract revenue	$14,817	$19,529	$(4,712)	-24%
Product sales and royalty revenue	12,397	6,392	6,005	94%
Exubera ® commercialization readiness revenue	1,745	2,573	(828)	-32%

Total revenue	$28,959	$28,494	$465	2%

Total revenue for the three-month period ended March 31, 2006 was approximately $29.0 million compared to approximately $28.5 million for the three-month period ended March 31, 2005, an increase of approximately 2%.

Contract research revenue decreased $4.7 million during the three-month period ended March 31, 2006 compared to the three-month period ended March 31, 2005 primarily due to the approval of Exubera® and therefore decreases in related reimbursed research for Pfizer Inc. Contract research revenue includes reimbursed research and development expenses as well as the amortization of deferred up-front signing and progress payments (milestone payments) received from our collaborative partners. Contract revenues are expected to fluctuate from year to year, and future contract revenue is difficult to predict accurately. The level of contract revenues depends in part upon future success in obtaining feasibility studies, the continuation of existing collaborations, and achievement of milestones under current and future agreements. Contract research revenues approximate the contract research costs.

Product sales and royalty revenues increased approximately $6.0 million during the three-month period ended March 31, 2006 compared to the three-month period ended March 31, 2005 primarily due to royalty revenue from Macugen of $2.4 million, increased product revenues from our newly acquired entity, Aerogen, of $2.0 million, and recognition of Exubera® product sales of $1.5 million. Product sales accounted for approximately 80% of product and royalty sales, and 34% of total revenue for the three-month period ended March 31, 2006 as compared to 100% and approximately 22%, respectively, for the three-month period ended March 31, 2005.

Exubera® commercialization readiness revenue represents reimbursement, by Pfizer, of certain agreed upon operating costs relating to our Exubera® dry powder manufacturing facilities in preparation for commercial production, plus a markup on such costs. We expect to recognize the remaining deferred commercialization readiness revenue through November 2007.

Cost of Goods Sold (in thousands except percentages)

	Three months ended March 31, 2006	Three months ended March 31, 2005	Increase / Decrease 2006 vs 2005	Percentage Increase / Decrease 2006 vs 2005
Cost of goods sold	$7,500	$5,255	$2,245	43%
Product and royalty gross margin	$4,897	$1,137	$3,760	331%

Cost of goods sold from product sales and royalty revenues was approximately $7.5 million for the three-month period ended March 31, 2006 resulting in a gross margin of 40%. Cost of goods sold for three-month period ended March 31, 2005 was approximately $5.3 million resulting in a gross margin on product sales and royalty revenues of 18%. Included in cost of sales for the three-month period ended March 31, 2006 was $0.1 million of share-based compensation as a result of our adoption of FAS 123R.

For the three-month period ended March 31, 2006 cost of goods sold from product sales was approximately $6.3 million, resulting in a product gross margin of approximately 37%, and royalty costs were approximately $1.2 million resulting in a gross margin on royalty revenue of 50%. Royalty costs represent payments to Enzon calculated at 50% of our Macugen royalty revenues. There were no royalty revenues or royalty costs in the three month period ended March 31, 2005.

Exubera® commercialization readiness costs (in thousands except percentages)

	Three months ended March 31, 2006	Three months ended March 31, 2005	Increase / Decrease 2006 vs 2005	Percentage Increase / Decrease 2006 vs 2005
Exubera ® commercialization readiness costs	$1,495	$2,294	$(799)	-35%

Exubera® commercialization readiness costs are start-up manufacturing costs we have incurred in our Exubera® dry powder manufacturing facility and our device contract manufacturing locations in preparation for commercial production. We do not anticipate incurring any additional costs related to commercialization readiness in lieu of the expected commercial launch of Exubera®. We expect that remaining commercialization readiness costs previously incurred will be amortized through November 2007.

Research and Development Expenses (in thousands except percentages)

	Three months ended March 31, 2006	Three months ended March 31, 2005	Increase / Decrease 2006 vs 2005	Percentage Increase / Decrease 2006 vs 2005
Research and development	$31,401	$34,945	$(3,544)	-10%

We expense all research and development expenses as they are incurred. Research and development expenses are associated with three general categories: (i) collaborative agreements under which a portion of spending is reimbursed by our partners; (ii) spending attributed to internally funded programs: and (iii) commercial readiness and infrastructure costs associated with commercial operations for our drug and device manufacturing with third parties.

Research and development expenses were approximately $31.4 million for the three-month period ended March 31, 2006, as compared to approximately $34.9 million for the three-month period ended March 31, 2005. Consistent with the decrease in development revenues, our research and development costs have decreased approximately $3.5 million compared to the prior year, primarily due to the approval and expected commercial launch of Exubera®. The decrease is primarily due to a $3.2 million decrease in development costs, and a credit of $2.7 million related to the sale of supplies to our contract manufacturers that we had expensed to research and development in prior years, partially offset by $2.4 million of stock based compensation attributed to research and development as a result of our adoption of FAS 123R recorded during the three-month period ended March 31, 2006.

We expect research and development spending to increase over the next few years as we increase the number of proprietary products as we take these products further into clinical development prior to seeking partnerships with biopharmaceutical partners, if at all.

General and Administrative Expenses (in thousands except percentages)

	Three months ended March 31, 2006	Three months ended March 31, 2005	Increase / Decrease 2006 vs 2005	Percentage Increase / Decrease 2006 vs 2005
General and administrative	$20,373	$9,110	$11,263	124%

General and administrative expenses are associated with administrative staffing, business development and marketing efforts. General and administrative expenses were approximately $20.4 million and $9.1 million for the three-month periods ended March 31, 2006 and 2005, respectively. The increase of $11.3 million between these two periods, or 124%, was primarily due to an increase of compensation costs of $8.5 million and an increase in professional fees of $2.7 million. The increase of $8.5 million in compensation costs primarily represents $4.3 million of share-based compensation expense resulting from our adoption of FAS 123R, of which $2.2 million is due to executive severance, and $4.2 million of cash compensation, of which $1.3 million is due to executive severance. The increase of $2.7 million in professional fees is primarily related to Sarbanes Oxley (SOX) compliance and various legal fees.

We expect to record the remaining $8.5 million of share-based compensation expense, and $1.5 million in cash compensation related to executive severance arrangements in the three month period ending June 30, 2006.

Other Income (Expense) (in thousands except percentages)

	Three months ended March 31, 2006	Three months ended March 31, 2005	Increase / Decrease 2006 vs 2005	Percentage Increase / Decrease 2006 vs 2005
Other income (expense)	$(37)	$(1,285)	$1,248	97%

Other income and expense primarily represents foreign currency transaction gains and losses and reserves for bad debt.

The decrease of $1.2 million in the three-month period ended March 31, 2006 as compared to the same period in 2005 was primarily due to the effect of an agreement with our landlord to terminate our obligation in the Amended and Restated Built-To-Suit Lease dated August 17, 2004 related to 45,574 square feet of space located at our headquarters. In connection with the termination agreement, we recorded other expense of approximately $1.1 million in the three month period ended March 31, 2005. This amount represents the write-off the capital asset related to this space partially offset by a reduction in the present value of our liability related to this space.

Interest Income (in thousands except percentages)

	Three months ended March 31, 2006	Three months ended March 31, 2005	Increase / Decrease 2006 vs 2005	Percentage Increase / Decrease 2006 vs 2005
Interest income	$4,882	$2,272	$2,610	115%

The $2.6 million increase in interest income was due primarily to the increase in average balance of cash, cash equivalents, and short-term investments resulting from our $315.0 million subordinated debt offering in September 2005, and higher prevailing interest rates during the three-month period ended March 31, 2006 as compared to the three-month period ended March 31, 2005.

Interest Expense (in thousands except percentages)

	Three months ended March 31, 2006	Three months ended March 31, 2005	Increase / Decrease 2006 vs 2005	Percentage Increase / Decrease 2006 vs 2005
Interest expense	$5,142	$3,060	$2,082	68%

The $2.1 million increase in interest expense was primarily due to higher average balance of convertible subordinated notes outstanding during the three-month period ended March 31, 2006 as compared to the three-month period ended March 31, 2005.

Liquidity and Capital Resources

We have financed our operations primarily through public and private placements of our debt and equity securities, revenue from development contracts, product sales and short-term research and feasibility agreements, financing of equipment acquisitions and tenant improvements, and interest income earned on our investments of cash. We do not utilize off-balance sheet financing arrangements as a source of liquidity or financing. At March 31, 2006, we had cash, cash equivalents and investments in marketable securities of approximately $528.1 million as compared to $566.4 million as of December 31, 2005. The decrease of $38.3 million during this three-month period resulted primarily from cash used in operating activities.

	Three months ended March 31,		Increase/ (Decrease) 2006 vs 2005	Percentage Increase/ (Decrease) 2006 vs 2005
	2006	2005
Cash, cash equivalents and investments	$528.1	$401.3	$126.8	32%
Cash provided by/(used in)
Operating activities	$(38.7)	$(14.4)	$(24.3)	169%
Investing activities	$34.0	$27.7	$6.3	23%
Financing activities	$5.5	$2.1	$3.4	162%
Capital expenditures (included in investing activities above)	$(4.6)	$(4.5)	$(0.1)	2%

Our operations used cash of $38.7 million for the three-month period ended March 31, 2006, as compared to $14.4 million for the same period in 2005. For the three-month period ended March 31, 2006, the $38.7 million cash used in operations primarily reflected the net loss of $33.5 million partially offset by a non-cash charges for depreciation and amortization of $8.6 million, stock based compensation of $7.2 million, and other non-cash items of $0.4 million, plus cash used resulting from net changes in assets and liabilities of $21.5 million. Within the cash used from net changes in assets and liabilities for the three month period ended March 31, 2006 were $14.6 million of capitalized inventory costs and $8.1 million of increases to accrued expenses. These changes reflect the build of commercial inventory relating to our Exubera® products. For the three-month period ended March 31, 2005, the $14.4 million of cash used in operations primarily reflects the net loss of $26.2 million, partially offset by depreciation and amortization of $5.2 million, other non-cash charges of $1.7 million, and net changes in assets and liabilities of $4.4 million.

Cash flows provided by investing activities were $34.0 million for the three-month period ended March 31, 2006, as compared to $27.7 million for the three-month period ended March 31, 2005. Cash flows used in or provided by investing activities were driven primarily by the purchase, sale, and maturity of investment securities. These cash proceeds were either reinvested or used in operations. We purchased property and equipment of approximately $4.6 million, and $4.5 million, during the three-month period ended March 31, 2006, and 2005, respectively.

Cash flows provided by financing activities were $5.5 million for the three-month period ended March 31, 2006, compared to $2.1 million for the same period in 2005. Cash flow provided by financing activity in the three-month period ended March 31, 2006 and 2005 was primarily due to cash received from employee exercises of stock options of approximately $5.0 million, and $2.3 million, respectively.

Aggregate principal amount of $102.7 million and $315.0 million of our outstanding convertible subordinated debt as of March 31, 2006 will mature in 2007 and 2012, respectively.

The following summarizes our outstanding convertible subordinated debt as of March 31, 2006:

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

During the quarter ended March 31, 2006, there has not been a material change to the summary of contractual obligations in our Annual Report on Form 10-K/A for the year ended December 31, 2005.

Issuer Purchases of Equity Securities

There were no purchases of any class of our equity securities by us or any affiliate pursuant to any publicly announced repurchase plan in the three-month period ended March 31, 2006.

Approval of Non-Audit Services

During the three-month period ended March 31, 2006, the Audit Committee of the Board of Directors approved $31,000 in tax-related consultation and preparation services to be provided by Ernst & Young LLP, our independent registered public accounting firm.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risks at March 31, 2006 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K/A for the year ended December 31, 2005 on file with the Securities and Exchange Commission.

Item 4. Controls and Procedures

Evaluation of our Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (“DCPs”). DCPs are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our DCPs were effective as of March 31, 2006.

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

Our management has assessed our internal control over financial reporting using the criteria issued in the report Internal Control—Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of March 31, 2006.

Changes in Internal Control over Financial Reporting

In the first quarter of 2006, we continued to recruit and hire additional accounting staff with technical expertise and further refine our financial close and reporting processes. We anticipate making additional improvements and changes in future periods, however, except as described herein, there were no other changes in our internal control over financial reporting during the first quarter of 2006, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls.

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our DCP’s or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

Reference is hereby made to our disclosures in “Legal Matters” under Note 6 of the Notes to Condensed Consolidated Financial Statements and the information under the heading “Legal Matters” is incorporated by reference herein.

Item 1A.	Risk Factors

We are providing the following cautionary discussion of risk factors, uncertainties and possibly inaccurate assumptions that we believe are relevant to our businesses. These are factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results and our forward-looking statements. We note these factors for investors as permitted by Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider this section to be a complete discussion of all potential risks or uncertainties that may substantially impact our business. Risk factors that have substantively changed from those presented in our Annual Report on Form 10-K/A for the year ended December 31, 2005 are marked with a “*”.

*Our revenue and results of operations will depend on the successful commercial launch of Exubera®.

We currently depend on Pfizer Inc as the source of a significant portion of our revenues. Revenue from Pfizer represented 44% and 63% of our total revenue for the three-month periods ended March 31, 2006 and 2005, respectively. After receipt of regulatory approval for marketing in the U.S. and EU in January 2006 and the anticipated commercial launch of Exubera® by Pfizer Inc in 2006, we expect a significant portion of our future revenue from Pfizer Inc will come from the commercial manufacture and sale of bulk powder insulin to Pfizer Inc, the sale of Exubera® Inhalers and component parts to Pfizer Inc, and royalties from Exubera® product sales by Pfizer Inc. There can be no assurance regarding the timing or success of the Exubera® commercial launch which will depend on such factors as the timing, scope, and size of Pfizer Inc.’s investment in the commercial launch of Exubera®, physician and patient education and experiences, third party payor reimbursement, country specific pricing approvals, and competition from alternative insulin therapies. If the commercial launch of Exubera® is delayed or not successful it would significantly and negatively impact our revenue and results of operations.

*If we are not able to manufacture and supply sufficient quantities of powder formulated drugs to meet market demand it would negatively impact our revenue and results of operations.

Drug Powder Product Manufacturing

We have limited experience manufacturing powder drug products at commercial scale. With respect to drugs based on the Nektar Pulmonary Technology, such as Exubera®, we have only recently begun to perform powder processing on the scale needed for commercial production. We may encounter manufacturing and quality control problems as we continue to scale-up powder processing to provide commercial quantities such as insulin powder manufacturing for Exubera®. We may not successfully scale-up or expand commercial production in a timely manner or at a commercially reasonable cost, if at all. Our failure to scale up manufacturing could delay or prevent large scale clinical testing and commercialization of our products and would negatively impact our revenues and results of operations. In addition, adding manufacturing capacity requires large capital investments and substantial periods of time to implement and obtain regulatory qualifications for additional manufacturing capacity. As a result of this manufacturing capacity limitation, unplanned fluctuations in demand could result in our inability to meet market demand or increased inventory requirements.

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

While the safety of Exubera® for patients has been extensively studied in clinical trials with generally mild to moderate side-effects to date, Pfizer Inc is conducting controlled long-term safety and efficacy studies of Exubera®. Exubera® is known to have certain side effects such as a small decrease in lung function generally within the first months of treatment, lowered blood sugar levels that typically occurs with other insulin therapies and a mild cough within seconds to minutes after taking Exubera®. There can be no assurance that additional or more severe side effects or negative efficacy findings may be discovered based on Pfizer Inc’s long-term safety and efficacy studies or required reporting of adverse events regarding Exubera®, any of which could severely harm our business and result in one or more of the following regulatory events:

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

*Our increasing investment in the development and commercialization of our proprietary products prior to seeking partnering arrangements may be unsuccessful and adversely impact our financial condition and liquidity.

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

*If our technologies are not commercially feasible, then it would negatively impact our revenues and results of operations.

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

*If any of our pending patent applications do not issue or following issuance are deemed invalid or if any of our patents are deemed invalid, we may lose valuable intellectual property protection. If any of our products infringe third-party intellectual property rights, we may suffer adverse effects to our ability to develop and commercialize products and to our revenues and results from operations.

We have filed patents applications (and we plan to file additional patent applications) covering, among other things, aspects of: Nektar Pulmonary Technology (in general and as it relates to specific molecules) including, without limitation, our powder processing technology, our powder formulation technology, and our inhalation device technology; our Advanced PEGylation Technology; and certain other early stage technologies. As of March 31, 2006 we owned 1,045 issued U.S. and foreign patents that cover various aspects of our technologies, and we have a number of patent applications pending.

The patent positions of pharmaceutical, biotechnology and drug delivery companies, including ours, are uncertain and involve complex legal and factual issues. There can be no assurance that patents we apply for will be issued, or that patents that are issued will be valid and enforceable. Even if such patents are enforceable, we anticipate that any attempt to enforce our patents could be time consuming and costly. Additionally, the coverage claimed in a patent application can be significantly reduced before the patent is issued. As a consequence, we do not know whether any of our pending patent applications will be granted with broad coverage or whether the claims that eventually issue or that have issued will be circumvented. Since publication of discoveries in scientific or patent literature often lag behind actual discoveries, we cannot be certain that we were the first inventor of inventions covered by our issued patents or pending patent applications or those we were the first to file patent applications for such inventions. Moreover, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office, which could result in substantial cost to us, even if the eventual outcome is favorable. An adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from or to third parties or require us to cease using the technology in dispute.

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

On July 12, 2005, a complaint was filed by The Board of Trustees of the University of Alabama (“UAH”) against Nektar Therapeutics AL, Corporation, and Nektar Therapeutics (“Company”) in the United States District Court for the Northern District of Alabama. The complaint alleges patent infringement, breach of a contract royalty obligation, violation of the Alabama Trade Secrets Act, and unjust enrichment. On August 3, 2005, UAH amended its complaint to add J. Milton Harris, a Nektar employee, as a party to the litigation, add certain additional claims, seek declaratory judgment on patents assigned to the Company, and seek compensatory, treble and punitive damages, all in unspecified amounts. On December 13, 2005, UAH filed its second amended complaint expanding its previously asserted claims that the Company and Harris had infringed patents of UAH, misappropriated and taken intellectual property rightfully belonging to UAH, concealed intellectual property from UAH that was rightfully the property of UAH, and converted these discoveries for their own profit notwithstanding that the Company and Harris were fully aware that the inventions rightfully belonged to UAH. UAH further claimed fraudulent concealment, conversion, detinue, misrepresentation, conspiracy and, as against Harris, breach of express and implied contract and breach of an assignment of application. UAH is seeking equitable relief including declaratory judgment, the imposition of a constructive trust, specific performance, injunction, accounting and other relief on the theory that UAH should be the record holder of certain patent’s assigned to the Company. On April 4, 2006, UAH filed its third amended complaint adding certain additional patents assigned to the Company to those recited in previous complaints filed by UAH subject to the same type of claims and petitions for relief. We have filed and continue to assert a counterclaim against UAH seeking full refund of all royalty payments erroneously paid to UAH under the patent at issue in the original complaint. The parties are continuing to move forward with the discovery process. The litigation is at too early a stage to make an assessment about the probability of the outcome in the case. We intend to vigorously defend ourselves in this litigation; however, there can be no assurances that we will be successful in such defense.

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

As of March 31, 2006, we had approximately $381.6 million in long-term convertible subordinated notes, $20.1 million in non-current capital lease obligations, and $20.3 million in other long-term liabilities. Our substantial long-term indebtedness, which totaled $422.0 million as of March 31, 2006, has and will continue to impact us by:

•	making it more difficult to obtain additional financing; and

•	constraining our ability to react quickly in an unfavorable economic climate.

Currently we are not generating positive cash flow. Delay or lack of success in the commercial launch of Exubera®, or other adverse occurrences related to our product development efforts will adversely impact our ability to meet our obligations to repay the principal amounts on our convertible subordinated notes when due. In addition, if the market price of our common stock is below the related conversion price, the holders of the related outstanding convertible subordinated notes will not likely convert such securities to equity in accordance with their existing terms. If we are unable to satisfy our debt service requirements, substantial liquidity problems could result. As of March 31, 2006 we had cash, cash equivalents, short-term investments, and investments in marketable securities valued at approximately $528.1 million. We expect to use a substantial portion of these assets to fund our on-going operations over the next few years. Of our approximately $417.7 million of convertible subordinated notes outstanding as of March 31, 2006, $102.7 million will mature in 2007, and the remaining $315.0 million will mature in 2012. We may not generate sufficient cash from operations to repay our convertible subordinated notes or satisfy any other of these obligations when they become due and may have to raise additional funds from the sale of equity or debt securities or otherwise restructure our obligations in order to do so. There can be no assurance that any such financing or restructuring will be available to us on commercially acceptable terms, if at all.

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

We have no material credit facility or other material committed sources of capital. To the extent operating and capital resources are insufficient to meet future requirements; we will have to raise additional funds to continue the development and commercialization of our technologies and products. Such funds may not be available on favorable terms, or at all. In particular, our substantial leverage may limit our ability to obtain additional financing. In addition, as an early stage biotechnology company, we do not qualify to issue investment grade debt and therefore any financing we do undertake will likely involve the issuance of equity, convertible debt instruments and/or high-yield debt. These sources of capital may not be available to us in the event we require additional financing. If adequate funds are not available on reasonable terms, we may be required to curtail operations significantly or obtain funds by entering into financing, supply or collaboration agreements on unattractive terms. Our inability to raise capital could negatively impact our business.

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

In the first quarter of 2006, our former Chief Financial Officer resigned and our Chief Executive Officer has resigned. Although we believe our current Chief Financial Officer is very experienced and our interim Chief Executive Officer has been involved with the Company for a significant period of time as a prior executive officer and director, any delays or inefficiencies in the transition of responsibilities may also hinder our growth and progress. In addition, we are currently in the process of recruiting a new Chief Executive Officer and a prolonged delay in successfully recruiting this person or inefficiencies in the transition of duties may also hinder our growth and progress.

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

We have never had a profitable year and, through March 31, 2006, we have an accumulated deficit of approximately $935.7 million. We expect to continue to incur substantial and potentially increasing losses over at least the next few years as we expand our research and development efforts, testing activities and manufacturing operations, and as we further expand our late stage clinical and early commercial production facilities. Most of our potential products are in the early stages of development. Our revenues to date have consisted primarily of payments under short-term research and feasibility agreements and development contracts.

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

There may be potential new accounting pronouncements or regulatory rulings, which may have an impact on our future financial position and results of operations. For example, in December 2004, the FASB issued an amendment to SFAS No. 123, Accounting For Stock-Based Compensation (“FAS 123R”). We have implemented this standard for the reporting period commencing January 1, 2006. SFAS No. 123 eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25 (“APB 25”), and instead requires companies to recognize compensation expense using a fair-value based method for costs related to share-based payments including stock options, restricted stock awards, and employee stock purchase plans. The adoption of SFAS No. 123R will materially impact our financial position and results of operations for future periods. In the quarter ended March 31, 2006, we recognized $7.2 million in share-based compensation expense. Our actual share-based compensation expense in 2006 and subsequent periods will be dependent on a number of factors, including the amount of awards granted, the fair value of those awards at the time of grant, the hiring of additional executives and other personnel, and the impact of any severance arrangements that we enter into during the course of the year. Also, a change in accounting pronouncements or taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. Other new accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practice have occurred and may occur in the future. Changes to existing rules, future changes, if any, or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business, which may also adversely affect our stock price.

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

In particular, our efforts to comply with Section 404 of SOX and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment has required, and continues to require, the commitment of significant financial and managerial resources. Our management determined, as of the year ended December 31, 2004, that we had a material weakness in our internal control over financial reporting and that our disclosure controls and procedures were not effective. We began our remediation efforts in the first half of 2005 and management continued to evaluate the effectiveness of our internal controls over financial reporting through December 31, 2005, when we concluded that there were no deficiencies in our internal control over financial reporting that would constitute a material weakness as of that date. Although we are making additional improvements in our internal controls over financial reporting including those made in the quarter ending March 31, 2006, in future periods we may conclude that we have one or more material weaknesses and remedying these material weaknesses may require significant additional financial and managerial resources and could result in a loss of investor confidence in our internal controls and financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 7, 2006, we issued 1,023,292 shares of our common stock to Enzon Pharmaceuticals, Inc. (“Enzon”) upon the automatic conversion of 19,945 shares of Series B Preferred Stock held by Enzon. Pursuant to the terms of the Series B Preferred Stock, the number of shares of common stock issued upon such conversion was determined by multiplying the number of outstanding shares of Series B Preferred Stock by (i) $1,000, divided by (ii) the conversion price of the Series B Preferred Stock of $19.49 (calculated as the average of the closing bid prices of our common stock as quoted on the Nasdaq National Market for the 20 trading days preceding January 7, 2005). No underwriters were involved in the issuance of common stock upon conversion of the Series B Preferred Stock and we received no additional consideration in connection with such conversion. The shares of Common Stock were issued in reliance on an exemption from registration afforded by Section 3(a)(9) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

We file electronically with the Securities and Exchange Commission (“SEC”) our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, pursuant to Section 13(a) or 15(d) of the 1934 Act. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports on the day of filing with the SEC on our website at http://www.nektar.com, by contacting the Investor Relations Department at our corporate offices by calling (650) 631-3100 or by sending an e-mail message to investors@nektar.com.

Disclosure regarding the operations of our board of director nominating committees and the means by which security holders may communicate with directors can be found in the definitive proxy statement for our 2006 Annual Meeting of Stockholders filed with the SEC on April 18, 2006 (the “Proxy Statement”) under the heading Nominating and Corporate Governance Committee.

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

Exhibit Number		Description of Documents
2.1	(1)	Agreement and Plan of Merger, dated June 4, 1998, by and between Inhale Therapeutic Systems, a California corporation, and Inhale Therapeutic Systems (Delaware), Inc., a Delaware corporation.

2.2	(5)	Recommended Offer, dated December 21, 2000, by Cazenove & Co. on behalf of Nektar Therapeutics for Bradford Particle Design plc.

2.3	(8)	Agreement and Plan of Merger and Reorganization, dated May 22, 2001, by and among Nektar Therapeutics, Square Acquisition Corp., Shearwater Corporation, Certain Shareholders of Shearwater Corporation and J. Milton Harris as Shareholders’ Agent.

2.4	(8)	Amendment to Agreement and Plan of Merger and Reorganization, dated June 21, 2001, by and among Nektar Therapeutics, Square Acquisition Corp., Shearwater Corporation, J. Milton Harris, as Shareholders’ Agent and a Designated Shareholder, and Puffinus, L.P.

3.1	(1)	Certificate of Incorporation of Inhale Therapeutic Systems (Delaware), Inc.

3.2	(1)	Bylaws of Nektar Therapeutics.

3.3	(3)	Certificate of Amendment of the Amended Certificate of Incorporation of Nektar Therapeutics.

3.4	(7)	Certificate of Designation of Series A Junior Participating Preferred Stock of Nektar Therapeutics.

3.5	(9)	Certificate of Designation of Series B Convertible Preferred Stock of Nektar Therapeutics.

3.6	(10)	Certificate of Ownership and Merger of Nektar Therapeutics.

4.1		Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.

4.2	(2)	Indenture, dated February 8, 2000, by and between Nektar Therapeutics, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.

4.3	(10)	Specimen Common Stock certificate.

4.4	(4)	Specimen warrants to purchase shares of Common Stock.

4.5	(6)	Indenture, dated October 17, 2000, by and between Nektar Therapeutics, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.

4.6	(7)	Rights Agreement, dated as of June 1, 2001, by and between Nektar Therapeutics and Mellon Investor Services LLC., as Rights Agent.

4.7	(7)	Form of Right Certificate.

4.8	(11)	Resale Registration Rights Agreement, dated June 30, 2003, by and among Nektar Therapeutics, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Lehman Brothers Inc., Friedman, Billings, Ramsey & Co. Inc. and SG Cowen Securities Corporation

4.9	(12)	Resale Registration Rights Agreement, dated October 9, 2003, by and among Nektar Therapeutics and the entities named therein.

10.1	(13)	Nektar Therapeutics’ Restricted Stock Unit Notices and Agreement issued in accordance with Nektar Therapeutics’ 2000 Equity Incentive Plan, as amended.

10.2	(13)	Nektar Therapeutics 2000 Non-Officer Equity Incentive Plan Restricted Stock Unit Notices and Agreement.

10.3	(13)	Nektar Therapeutics Severance Benefit Plan, as amended.

10.4	(13)	Summary of Variable Compensation Plan.

10.5	(14)	Offer letter, dated January 10, 2006, by Nektar Therapeutics and Mr. Louis Drapeau.

10.6	(15)	Letter Agreement, dated February 24, 2006, by Nektar Therapeutics and Mr. Robert Chess.

10.7	(16)	Transition Letter Agreement, dated March 6, 2006, by and between Nektar Therapeutics and Mr. Ajay Bansal.

10.8	(17)	Transition and Retirement Agreement, dated March 13, 2006, by and between Nektar Therapeutics and Mr. Ajit Gill.

10.9	(18)	2006 Executive Compensation Plan.

10.10	(18)	Compensation Plan for Non-Employee Directors.

31.1	(19)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	(19)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	(19)	Section 1350 Certifications.

(1)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
(2)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 1999.
(3)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(4)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
(5)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 11, 2001.
(6)	Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-3 (No. 333-53678), filed on January 12, 2001.
(7)	Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on June 4, 2001.
(8)	Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on July 10, 2001.
(9)	Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on January 8, 2002.
(10)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 23, 2003.
(11)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on July 2, 2003.
(12)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on November 3, 2003.
(13)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K/A for the year ended December 31, 2005.
(14)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 19, 2006.

(15)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on February 24, 2006.
(16)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K/A, filed on March 8, 2006.
(17)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K/A, filed on March 16, 2006.
(18)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on March 23, 2006.
(19)	Filed herewith.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ Robert B. Chess
Robert Chess
Acting Chief Executive Officer and President, and Director

Date:	May 10, 2006

By:	/s/ LOUIS DRAPEAU
Louis Drapeau
Senior Vice President, Finance, and Chief Financial Officer

Date:	May 10, 2006

EXHIBIT INDEX

Except as so indicated in Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number		Description of Documents
2.1	(1)	Agreement and Plan of Merger, dated June 4, 1998, by and between Inhale Therapeutic Systems, a California corporation, and Inhale Therapeutic Systems (Delaware), Inc., a Delaware corporation.

2.2	(5)	Recommended Offer, dated December 21, 2000, by Cazenove & Co. on behalf of Nektar Therapeutics for Bradford Particle Design plc.

2.3	(8)	Agreement and Plan of Merger and Reorganization, dated May 22, 2001, by and among Nektar Therapeutics, Square Acquisition Corp., Shearwater Corporation, Certain Shareholders of Shearwater Corporation and J. Milton Harris as Shareholders’ Agent.

2.4	(8)	Amendment to Agreement and Plan of Merger and Reorganization, dated June 21, 2001, by and among Nektar Therapeutics, Square Acquisition Corp., Shearwater Corporation, J. Milton Harris, as Shareholders’ Agent and a Designated Shareholder, and Puffinus, L.P.

3.1	(1)	Certificate of Incorporation of Inhale Therapeutic Systems (Delaware), Inc.

3.2	(1)	Bylaws of Nektar Therapeutics.

3.3	(3)	Certificate of Amendment of the Amended Certificate of Incorporation of Nektar Therapeutics.

3.4	(7)	Certificate of Designation of Series A Junior Participating Preferred Stock of Nektar Therapeutics.

3.5	(9)	Certificate of Designation of Series B Convertible Preferred Stock of Nektar Therapeutics.

3.6	(10)	Certificate of Ownership and Merger of Nektar Therapeutics.

4.1		Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.

4.2	(2)	Indenture, dated February 8, 2000, by and between Nektar Therapeutics, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.

4.3	(10)	Specimen Common Stock certificate.

4.4	(4)	Specimen warrants to purchase shares of Common Stock.

4.5	(6)	Indenture, dated October 17, 2000, by and between Nektar Therapeutics, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.

4.6	(7)	Rights Agreement, dated as of June 1, 2001, by and between Nektar Therapeutics and Mellon Investor Services LLC., as Rights Agent.

4.7	(7)	Form of Right Certificate.

4.8	(11)	Resale Registration Rights Agreement, dated June 30, 2003, by and among Nektar Therapeutics, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Lehman Brothers Inc., Friedman, Billings, Ramsey & Co. Inc. and SG Cowen Securities Corporation

4.9	(12)	Resale Registration Rights Agreement, dated October 9, 2003, by and among Nektar Therapeutics and the entities named therein.

10.1	(13)	Nektar Therapeutics’ Restricted Stock Unit Notices and Agreement issued in accordance with Nektar Therapeutics’ 2000 Equity Incentive Plan, as amended.

10.2	(13)	Nektar Therapeutics 2000 Non-Officer Equity Incentive Plan Restricted Stock Unit Notices and Agreement.

10.3	(13)	Nektar Therapeutics Severance Benefit Plan, as amended.

10.4	(13)	Summary of Variable Compensation Plan.

10.5	(14)	Offer letter, dated January 10, 2006, by Nektar Therapeutics and Mr. Louis Drapeau.

10.6	(15)	Letter Agreement, dated February 24, 2006, by Nektar Therapeutics and Mr. Robert Chess.

10.7	(16)	Transition Letter Agreement, dated March 6, 2006, by and between Nektar Therapeutics and Mr. Ajay Bansal.

10.8	(17)	Transition and Retirement Agreement, dated March 13, 2006, by and between Nektar Therapeutics and Mr. Ajit Gill.

10.9	(18)	2006 Executive Compensation Plan.

10.10	(18)	Compensation Plan for Non-Employee Directors.

31.1	(19)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	(19)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	(19)	Section 1350 Certifications.

(1)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
(2)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 1999.
(3)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(4)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
(5)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 11, 2001.
(6)	Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-3 (No. 333-53678), filed on January 12, 2001.
(7)	Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on June 4, 2001.
(8)	Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on July 10, 2001.

(9)	Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on January 8, 2002.
(10)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 23, 2003.
(11)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on July 2, 2003.
(12)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on November 3, 2003.
(13)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K/A for the year ended December 31, 2005.
(14)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 19, 2006.
(15)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on February 24, 2006.
(16)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K/A, filed on March 8, 2006.
(17)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K/A, filed on March 16, 2006.
(18)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on March 23, 2006.
(19)	Filed herewith.