Form 10-Q
period 2006-06-30
NEKTAR THERAPEUTICS
filed 2006-08-09
CIK 906709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2006

or,

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 89,961,233 on August 3, 2006.

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

Trademarks

All Nektar brand and product names contained in this document are trademarks or registered trademarks of Nektar Therapeutics in the United States and other countries. The following, which may appear in this document, are registered or other trademarks owned by the following companies: Exubera® and Somavert (Pfizer Inc); PEGASYS (Hoffmann-La Roche Ltd.); Neulasta (Amgen Inc.); Definity (Bristol-Myers Squibb Medical Imaging, Inc.); PEG-INTRON (Schering-Plough Corporation); DuraSeal and SprayGel (Confluent Surgical Inc.); Macugen ((OSI)-Eyetech); Marinol (Solvay Pharmaceuticals, Inc.); and Cimzia (UCB Group).

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements – unaudited:

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	June 30, 2006	December 31, 2005(1)
	unaudited
ASSETS
Current assets:
Cash and cash equivalents	$151,989	$261,273
Short-term investments	323,931	214,928
Accounts receivable, net of allowance for doubtful accounts and sales returns of $511 and $70 at June 30, 2006 and December 31, 2005, respectively	44,640	8,205
Inventory, net	16,247	18,627
Other current assets	35,919	16,810

Total current assets	572,726	519,843

Investments in marketable securities	15,219	90,222
Property and equipment, net	139,152	142,127
Goodwill	78,431	78,431
Other intangible assets, net	10,539	13,452
Other assets	11,078	14,479

Total assets	$827,145	$858,554

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,772	$18,895
Accrued expenses	40,160	20,988
Other liabilities	6,797	9,952
Interest payable	3,814	3,791
Capital lease obligations	562	482
Convertible subordinated notes and debentures	36,026	—
Deferred revenue, net of deferred costs	17,706	15,487

Total current liabilities	114,837	69,595
Convertible subordinated notes and debentures	381,627	417,653
Capital lease obligations	19,975	20,276
Deferred revenue	25,501	8,374
Other long-term liabilities	17,587	13,436
Accrued rent	2,357	2,409

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, 10,000 shares authorized
Convertible Series B, $0.0001 par value: 40 shares designated; 20 shares issued and outstanding December 31, 2005; Liquidation preference of $19,945 at December 31, 2005	—	—
Common stock, $0.0001 par value; 300,000 authorized; 89,953 shares and 87,707 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	9	9
Capital in excess of par value	1,265,195	1,233,690
Deferred compensation	—	(2,949)
Accumulated other comprehensive loss	(1,409)	(1,707)
Accumulated deficit	(998,534)	(902,232)

Total stockholders’ equity	265,261	326,811

Total liabilities and stockholders’ equity	$827,145	$858,554

(1)	Derived from audited consolidated financial statements at this date.

The accompanying notes are an integral part of these condensed financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenue:
Contract research revenue	$14,322	$19,552	$29,139	$39,081
Product sales and royalty revenue	44,157	5,470	56,554	11,862
Exubera® commercialization readiness revenue	1,744	3,528	3,489	6,101

Total revenue	60,223	28,550	89,182	57,044

Operating costs and expenses:
Cost of goods sold	35,731	5,433	43,684	10,688
Exubera® commercialization readiness costs	1,042	2,666	2,084	4,960
Research and development	41,630	35,785	73,031	70,730
General and administrative	26,063	10,135	46,436	19,245
Litigation settlement	17,710	—	17,710	—
Amortization of other intangible assets	1,259	981	2,623	1,963

Total operating costs and expenses	123,435	55,000	185,568	107,586

Loss from operations	(63,212)	(26,450)	(96,386)	(50,542)

Interest income	6,374	2,512	11,256	4,784
Interest expense	(4,938)	(2,856)	(10,080)	(5,916)
Other expense, net	(1,055)	(118)	(1,092)	(1,403)

Loss before provision for income taxes	(62,831)	(26,912)	(96,302)	(53,077)

Provision for income taxes	—	—	—	—

Net loss	$(62,831)	$(26,912)	$(96,302)	$(53,077)

Basic and diluted net loss per share	$(0.70)	$(0.32)	$(1.08)	$(0.63)

Shares used in computing basic and diluted net loss per share	89,697	85,040	89,312	84,875

The accompanying notes are an integral part of these condensed financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six months ended June 30,
	2006	2005
Cash flows used in operating activities:
Net loss	$(96,302)	$(53,077)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	13,226	8,678
Amortization of other intangible assets	2,913	2,254
Amortization of debt issuance costs	1,189	417
Amortization of gain related to sale of building	(437)	(497)
Loss on termination of capital lease	—	1,137
Loss on disposal of fixed assets	90	—
Impairment of fixed assets	1,221	—
Non-cash compensation for employee retirement plans	959	692
Stock-based compensation for services rendered	21,599	1,035
Increase in provision for doubtful accounts and sales returns reserve	441	289

Changes in assets and liabilities:
Decrease (increase) in trade accounts receivable	(36,876)	2,098
Decrease (increase) in inventories	2,380	(2,090)
Decrease (increase) in prepaids and other assets	(17,337)	3,052
Increase (decrease) in accounts payable	(9,123)	1,334
Increase (decrease) in accrued expenses	19,172	365
Increase (decrease) in interest payable	23	—
Increase (decrease) in deferred revenue	19,346	(2,169)
Increase (decrease) in other liabilities	6,028	(31)

Net cash used in operating activities	(71,488)	(36,513)

Cash flows from investing activities:
Purchases of investments	(157,774)	(125,075)
Sales of investments	—	88,950
Maturities of investments	124,447	114,465
Purchases of property and equipment	(11,541)	(8,053)

Net cash provided by (used in) investing activities	(44,868)	70,287

Cash flows from financing activities:
Payments of loan and capital lease obligations	(4,868)	(1,290)
Issuance of common stock related to employee stock purchase plan	769	647
Issuance of common stock related to employee stock option exercises	11,127	5,196

Net cash provided by financing activities	7,028	4,553

Effect of exchange rates on cash and cash equivalents	44	(16)

Net increase (decrease) in cash and cash equivalents	(109,284)	38,311

Cash and cash equivalents at beginning of period	261,273	32,064

Cash and cash equivalents at end of period	$151,989	$70,375

Non-cash Investing and Financing Activities
Deferred compensation related to restricted stock units	$2,949	$2,039

The accompanying notes are an integral part of these condensed financial statements.

NEKTAR THERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(unaudited)

Note 1—Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

Our Company was originally incorporated in California in 1990 and was reincorporated in Delaware in 1998. In January 2003, we changed our name from Inhale Therapeutic Systems, Inc. to Nektar Therapeutics.

We are a biopharmaceutical company developing breakthrough products that make a difference in patients’ lives. We create differentiated, innovative products by applying our drug delivery technologies to established or novel medicines. Our leading technologies are Nektar Pulmonary Technology and Nektar Advanced PEGylation Technology. These two technology platforms are the basis of nearly all of the partnered and proprietary products we currently have in preclinical and clinical development. Nine products using these technologies have received regulatory approval in the United States or the European Union. We are also engaged in exploratory development with other early stage technologies. As of June 30, 2006, we have ceased the research and development activity related to Nektar Super Critical Fluids Technology.

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

Segment, Significant Customer, and Geographic Information

We report segment information in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. The Company is managed as one operating segment. The entire business is comprehensively managed by our Executive Committee which reports to the Chief Executive Officer. The Executive Committee is our chief operating decision maker. We have two primary technologies, both of which are marketed to a common customer base (pharmaceutical and biotechnology companies which are typically located in the U.S. and EU). Within this segment we have two reporting units, Nektar Pulmonary Technology and Nektar Advanced PEGylation Technology.

At December 31, 2005 we had three reporting units, Nektar Pulmonary Technology, Nektar Advanced PEGylation Technology, and Nektar Super Critical Fluids Technology. During the three-month period ended December 31, 2005, Nektar Super Critical Fluids Technology assets of our subsidiary, Nektar Therapeutics UK, Ltd (Bradford) were determined to be significantly impaired, which resulted in a write off of $59.6 million of goodwill and $5.7 million of certain fixed assets. These amounts represented a significant portion of the fair value of Bradford’s net assets as of December 31, 2005. As of June 30, 2006, we have ceased the research and development activities related to Nektar Super Critical Fluids Technology, and have closed down the material portion of the Bradford operation. In March 2006, the Bradford employees were provided retention and severance incentives most of which were paid as of June 30, 2006. The approximate costs of the retention and severance incentives were $2.9 million, of which $2.5 million and $2.9 million were expensed to research and development in the three-month and six-month periods ended June 30, 2006, respectively. In the course of winding-down our Bradford facility, we wrote off fixed assets in the amount of $1.2 million in the three month period ended June 30, 2006. We anticipate recording the remaining wind-down costs of approximately $0.4 million, related to lease cancellation and other costs, in the third quarter of fiscal year 2006.

Our revenue is derived primarily from clients in the pharmaceutical and biotechnology industries. Revenue from Pfizer represented 70% and 67% of total revenue for the three-month periods ended June 30, 2006 and June 30, 2005, respectively, and 62% and 65% of total revenue for the six-month periods ended June 30, 2006 and June 30, 2005, respectively. Deferred revenue from Pfizer, net of deferred costs, represented 26% and 42% of total net deferred revenue as of June 30, 2006 and December 31, 2005, respectively. Deferred revenue from Affymax represented 41% and nil of net deferred revenue as of June 30, 2006 and December 31, 2005, respectively. Product sales relate to Advanced PEGylation Technology and inhaled insulin (Exubera®) products.

Our accounts receivable balance contains trade receivables from product sales, collaborative research agreements, and Exubera® commercialization readiness revenue. On June 30, 2006, Pfizer, Inc. represented 84% of our trade accounts receivable. At December 31, 2005, two different customers represented 49% and 10% of our accounts receivable, respectively.

Revenues are derived from customers in the following geographic areas (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Contract research revenue
United States	$6,949	$18,287	$19,978	$36,934
All other countries	7,373	1,265	9,161	2,147

Total contract research revenue	$14,322	$19,552	$29,139	$39,081

Product sales and royalty revenue
United States	$43,084	$3,473	$51,255	$7,764
European countries	977	1,929	5,139	3,232
All other countries	96	68	160	866

Total product sales and royalty revenue	$44,157	$5,470	$56,554	$11,862

Exubera ® commercialization readiness revenue
United States	$1,744	$3,528	$3,489	$6,101

Total revenue	$60,223	$28,550	$89,182	$57,044

Significant Concentrations

Cash equivalents, short-term investments, and investments in marketable securities are financial instruments that potentially subject us to a concentration of risk. We limit our concentration of risk by diversifying our investment amount among a variety of industries and issuers and by limiting the average maturity to a period of one to two years. Our professional portfolio managers adhere to this investment policy as approved by our Board of Directors.

Our customers are primarily pharmaceutical and biotechnology companies that are located in the U.S. and EU. Our accounts receivable balance contains trade receivables from product sales and royalties, collaborative research agreements, and commercialization readiness revenue. We provide for a general allowance for doubtful accounts by reserving for specifically identified doubtful accounts plus a percentage of past due amounts. We have not experienced significant credit losses from our accounts receivable or collaborative research agreements, and none is currently expected. We perform a regular review of our customer’s payment history and associated credit risk. We generally do not require collateral from our customers.

We are dependent on our partners, vendors, and contract manufacturers to provide raw materials, drugs, and devices of appropriate quality and reliability and to meet applicable regulatory requirements. Consequently, in the event that supplies are delayed or interrupted for any reason, our ability to develop and produce our products could be impaired, which could have a material adverse effect on our business, financial condition and results of operation.

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

Derivative Instruments

We are exposed to foreign currency exchange rate fluctuations and interest rate changes in the normal course of our business. As part of our risk management strategy, we may use derivative instruments, including forward contracts and options to hedge certain foreign currency and interest rate exposures. We do not use derivative contracts for speculative purposes.

To limit our exposure to foreign currency exchange rate fluctuations with respect to British Pounds, we have periodically purchased British Pounds on the spot market and held them in a U.S. bank account. At June 30, 2006 and at December 31, 2005, we held British Pounds valued at approximately nil and $1.3 million, respectively, using the exchange rate as of period end. Such amount is included in cash and cash equivalents on our balance sheet. Gains and losses resulting from revaluing the British Pound at the current exchange rate are recorded in other income (expense) and were less than $0.1 million for the three-month periods ended June 30, 2006 and 2005, respectively, and $0.1 million and $0.3 million for the six-month periods ended June 30, 2006 and 2005, respectively

Property and Equipment

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

Goodwill

Goodwill is tested for impairment at the respective reporting unit level annually, or on an interim basis if an event occurs or circumstances change that would more-likely-than-not reduce the fair value below our carrying value. During the three-month and six-month periods ended June 30, 2006 and 2005, we did not record impairment charges under SFAS No. 142, Goodwill and Other Intangible Assets, as no indicators of impairment were identified by management.

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss includes unrealized gains (losses) on available-for-sale securities and currency translation adjustments. The comprehensive loss consists of the following components, net of related tax effects (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net loss, as reported	$(62,831)	$(26,912)	$(96,302)	$(53,077)
Change in net unrealized gains/(losses) on available-for-sale securities	219	694	252	184
Currency translation adjustment	(106)	(273)	(46)	(695)

Total comprehensive loss	$(62,506)	$(26,491)	$(96,004)	$(53,588)

The components of accumulated other comprehensive loss are as follows:

	June 30, 2006	December 31, 2005
Unrealized losses on available-for-sale securities	$(1,705)	$(1,957)
Currency translation adjustment	296	250

Total accumulated other comprehensive loss	$(1,409)	$(1,707)

Revenue Recognition

We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”). Effective July 1, 2003, we adopted the provisions of Emerging Issues Task Force, Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”) on a prospective basis.

Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable, and collection is reasonably assured. Allowances are established for estimated sales returns and uncollectible amounts.

We enter into collaborative research and development arrangements with pharmaceutical and biotechnology partners that may involve multiple deliverables. For multiple-deliverable arrangements judgment is required in the areas of separability of units of accounting and the fair value of individual elements. The principles and guidance outlined in EITF No. 00-21 provide a framework to (a) determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and (b) determine how the arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. Our arrangements may contain the following elements: collaborative research, milestones, manufacturing and supply, royalties and license fees. For each separate unit of accounting we have objective and reliable evidence of fair value using available internal evidence for the undelivered item(s) and our arrangements generally do not contain a general right of return relative to the delivered item. The Company uses the residual method to allocate the arrangement consideration when it does not have fair value of a delivered item(s). Under the residual method, the amount of consideration allocated to the delivered item equals the total arrangement consideration less the aggregate fair value of the undelivered items.

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

Product revenues from our Advanced PEGylation Technology are primarily derived from cost-plus manufacturing and supply agreements with customers in our industry, and are recognized in accordance with the terms of the related contract.

Product revenues from Exubera® (insulin inhalation powder and inhaler device) are primarily derived from the cost-plus manufacturing and supply agreement with Pfizer, and are recognized at the earlier of acceptance of products by Pfizer or sixty days from shipment. Exubera® product revenues for the three and six month periods ended June 30, 2006 were $34.0 million and $35.5 million, respectively. Product revenues and the related cost of goods for products that were shipped to Pfizer but have not been recognized within sixty days are recorded as deferred revenue, net of the deferred costs. At June 30, 2006, we had deferred Exubera® product revenue of $19.4 million and deferred cost of goods sold of $14.7 million, or net deferred Exubera® product revenue of $4.7 million. As we did not commence shipments of Exubera® until the first quarter of 2006, there were no deferred commercial revenues at December 31, 2005.

Exubera® commercialization readiness revenue represents reimbursement, by Pfizer, of certain agreed upon operating costs relating to our Exubera® drug powder manufacturing facilities and our device contract manufacturing locations in preparation for commercial production, plus a markup on such costs. Such reimbursable revenue will not necessarily equal actual costs incurred which are expensed as Exubera® commercialization readiness costs. Exubera® commercialization readiness revenue for the three-month periods ended June 30, 2006 and June 30, 2005 were $1.7 million and $3.5, respectively. Exubera® commercialization readiness revenue for the six-month periods ended June 30, 2006 and June 30, 2005 were $3.5 million and $6.1, respectively.

The allowance for sales returns was $0.1 million and nil as of June 30, 2006 and December 31, 2005, respectively.

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

Clinical Trial Accruals

We record accruals for estimated clinical study costs. Most of our clinical studies are performed by third party contract research organizations (CROs). We accrue costs for clinical studies performed by CROs over the service periods specified in the contracts and adjust our estimates, if required, based upon our on-going review of the level of effort and costs actually incurred by the CRO. We validate our accruals quarterly with our vendors and perform detailed reviews of the activities related to our significant contracts.

In general, we have the right to terminate our CRO contracts at anytime and we are generally only liable for actual effort expended by the CRO through termination, regardless of payment status. Through June 30, 2006, differences between actual and estimated activity levels for any particular study were not significant enough to require a material adjustment.

Income Taxes

We account for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Because of our lack of earnings history, the net deferred tax assets for our operations outside of Alabama have been fully offset by a valuation allowance.

We did not record a provision for income taxes for the three-month and six-month periods ended June 30, 2006 and June 30, 2005, respectively, because our consolidated entity and respective subsidiaries had net losses for these periods.

Net Loss Per Share

Basic net loss per share is calculated based on the weighted-average number of common shares outstanding during the period presented.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Numerator:
Net loss	$(62,831)	$(26,912)	$(96,302)	$(53,077)

Denominator:
Weighted average number of common shares outstanding	89,697	85,040	89,312	84,875

Net loss per share - basic and diluted	$(0.70)	$(0.32)	$(1.08)	$(0.63)

Diluted earnings per share would give effect to the dilutive impact of common stock equivalents which consists of convertible preferred stock and convertible subordinated debt (using the as-if converted method), and stock options and warrants (using the treasury stock method). Potentially dilutive securities have been excluded from the diluted earnings per share computations in all periods presented as such securities have an anti-dilutive effect on loss per share. Potentially dilutive securities consist of the following (in thousands):

	June 30,
	2006	2005
Warrants	36	36
Options and restricted stock units	22,534	17,128
Convertible preferred stock	—	1,023
Convertible debentures and notes	16,896	3,831

Total	39,466	22,018

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

As of June 30, 2006 and December 31, 2005, we held a portfolio exclusively of debt securities. Certain of these securities have a fair value less than their amortized cost. We have recorded the difference between the amortized cost and fair value as a component of accumulated other comprehensive income. Management has concluded that no impairment should be recognized related to these investments because the unrealized losses incurred to date are not considered other than temporary. Management has reached this conclusion based upon its intention to generally hold all debt investments with an unrealized loss until maturity at which point they are redeemed at full par value, a history of actually holding the majority of our investments to maturity, and our strategy of aligning of the maturity of our debt investments to meet our cash flow needs. Therefore, we have the ability and intent to hold all of our debt investments to maturity.

At June 30, 2006, all investments are designated as available-for-sale and are carried at fair value, with unrealized gains and losses, net of tax, reported in stockholders’ equity as accumulated other comprehensive loss. Investments are adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities, if any, are included in other income (expense). The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

We determine the fair value amounts by using available market information. As of June 30, 2006 and December 31, 2005, the average portfolio duration was approximately one year, and the contractual maturity of any single investment did not exceed twenty-four months. Investments with maturities greater than two years are classified as available for sale when they represent investments of cash that are reasonably expected to be realized in cash and are available for use in current operations. There were less than $0.1 million gross unrealized gains on available for sale securities at June 30, 2006 and December 31, 2005. The gross unrealized losses on available for sale securities at June 30, 2006 and December 31, 2005, were approximately $1.7 million and $2.0 million, respectively. As of June 30, 2006, there were 54 securities that had been in a loss position for twelve months or more and which had a fair value of $83.8 million and an unrealized loss of $0.6 million. As of December 31, 2005, there were 58 securities that had been in a loss position for twelve months or more and which had a fair value of $103.9 million and an unrealized loss of $0.5 million.

The following is a summary of operating cash and available-for-sale securities as of June 30, 2006 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and Available-for-Sale Securities
Obligations of U.S. government agencies	$69,805	$—	$(298)	$69,507
U.S. corporate commercial paper	237,763	8	(331)	237,440
Obligations of U.S. corporations	162,986	—	(1,084)	161,902
Repurchase agreements	12,272	—	—	12,272
Cash and other cash equivalents	10,018	—	—	10,018

	$492,844	$8	$(1,713)	$491,139

Amounts included in cash and cash equivalents	$152,138	$7	$(156)	$151,989
Amounts included in short-term investments (one year or less to maturity)	325,310	1	(1,380)	323,931
Amounts included in investments in marketable securities (one to two years to maturity)	15,396	—	(177)	15,219

	$492,844	$8	$(1,713)	$491,139

The following is a summary of operating cash and available-for-sale securities as of December 31, 2005 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and Available-for-Sale Securities
Obligations of U.S. government agencies	$123,679	$—	$(631)	$123,048
U.S. corporate commercial paper	179,790	9	(202)	179,597
Obligations of U.S. corporations	180,253	—	(1,125)	179,128
Obligations of non-U.S. corporations	2,983	—	(8)	2,975
Repurchase agreements	64,199	—	—	64,199
Cash and other cash equivalents	17,476	—	—	17,476

	$568,380	$9	$(1,966)	$566,423

Amounts included in cash and cash equivalents	$261,466	$9	$(202)	$261,273
Amounts included in short-term investments (one year or less to maturity)	215,942	—	(1,014)	214,928
Amounts included in investments in marketable securities (one to two years to maturity)	90,972	—	(750)	90,222

	$568,380	$9	$(1,966)	$566,423

At June 30, 2006 and December 31, 2005, we had letter of credit arrangements with certain financial institutions and vendors including our landlord totaling $2.6 million, which are secured by investments of similar amounts.

Note 3 - Inventories

Inventories are stated at the lower of cost or market and are computed on a first-in, first-out basis. Inventories are reflected net of reserves of $2.5 million and $3.1 million as of June 30, 2006 and December 31, 2005, respectively. Reserves are determined using specific identification plus an estimated reserve against finished goods for potential defective or excess inventory based on historical experience. The following is a breakdown of net inventory (in thousands):

	June 30, 2006	December 31, 2005
Raw materials	$9,482	$8,050
Work-in-process	5,106	2,740
Finished goods	1,659	7,837

Total inventories	$16,247	$18,627

Note 4 – Other Current Assets

Other current assets consist of the following (in thousands):

	June 30, 2006	December 31, 2005
Other accounts receivable	$24,785	$4,291
Interest receivable	3,062	3,546
Prepaid commercialization, net	4,168	4,168
Other	3,904	4,805

Total other current assets	$35,919	$16,810

Other accounts receivable at June 30, 2006 primarily represents $17.6 million receivable from Affymax related to a license agreement, $2.9 million receivable for exercise of stock options, $ 3.1 million of unbilled revenue, and $1.2 million of other receivables. Other accounts receivable at December 31, 2005 primarily represents unbilled revenue.

Note 5 – Other Intangible Assets

The components of our other intangible assets at June 30, 2006, are as follows (in thousands, except for years):

	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Core technology	5	$15,270	$9,056	$6,214
Developed product technology	5	2,900	2,900	—
Intellectual property	5-7	7,301	7,075	226
Supplier and customer relations	5	9,870	5,771	4,099

Total		$35,341	$24,802	$10,539

Amortization expense related to other intangible assets totaled $1.4 million and $1.1 million for the three-month periods ended June 30, 2006 and 2005, respectively (approximately $0.1 million was included in cost of sales for the three-month periods ended June 30, 2006 and 2005). Amortization expense related to other intangible assets totaled $2.9 million and $2.2 million for the six-month periods ended June 30, 2006 and 2005, respectively (approximately $0.3 million was included in cost of sales for the six-month periods ended June 30, 2006 and 2005, respectively). The following table presents expected future amortization expense for other intangible assets until they are fully amortized (in thousands):

Years Ending December 31,
Remainder of 2006	$1,416
2007	2,380
2008	2,380
2009	2,380
2010	1,983

$10,539

Note 6 – Accrued Expenses

Accrued expenses consist of the following (in thousands)

	June 30, 2006	December 31, 2005
Accrued compensation	$17,742	$10,385
Accrued manufacturing costs	11,702	—
Accrued general and administrative expense (other than compensation)	2,267	1,498
Accrued research and development expenses (other than compensation)	3,409	6,598
Accrued other	5,040	2,507

Total accrued expenses	$40,160	$20,988

Note 7 – Accounting for Share-Based Compensation

Effective January 1, 2006, the Company adopted the fair value method of accounting for share-based compensation arrangements in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 123R, Share-Based Payment (“SFAS 123R”), using the modified prospective method of transition. Under the provisions of SFAS 123R, the estimated fair value of options granted under the Company’s Equity Incentive Plans (the “Option Plans”) is recognized as compensation expense over the option-vesting period. In addition, the Company’s Employee Stock Purchase Plan (the “ESPP”) is considered to be a compensatory plan under SFAS 123R as purchases are made at a discount to the market price of the Company’s common stock as reported on the first or last day of each semi-annual offering period (whichever is lower). Compensation expense is recognized based on the estimated fair value of the common stock during each offering period and the percentage of the purchase discount. Using the modified prospective method, compensation expense is recognized beginning with the effective date of adoption of SFAS 123R for all share-based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption and that remain unvested on the date of adoption.

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

The Company recorded approximately $5.4 million or $.06 per share, and $10.4 million or $0.12 per share, of recurring share-based compensation expense for the three and six month periods ended June 30, 2006 as required by the provisions of SFAS 123R. These amounts were primarily related to grants of stock options and restricted stock units and are calculated on a straight-line basis over the vesting periods of the related stock awards. In addition the Company recorded approximately $9.0 million or $0.10 per share, and $11.2 million or $0.13 per share, of share-based compensation expense for the three-month and six month periods ended June 30, 2006, related to acceleration of stock grants in connection with severance agreements with executives as of June 30, 2006. Share-based compensation expense for purchases under the ESPP is recognized based on the estimated fair value of the common stock during each offering period and the percentage of the purchase discount. These charges had no impact on the Company’s reported cash flows. In addition, during the three-month and six-month periods ended June 30, 2005, the Company recorded approximately $0.5 million and $1.0 million, respectively, of stock compensation expense pursuant to APB 25 associated with the amortization of deferred stock compensation related to the vesting of stock options and restricted stock units that were granted at prices below the fair market value at the date of grant. Share-based compensation cost is allocated among the following categories:

	Three months Ended June 30, 2006	Six months ended June 30, 2006
Inventory	$108	$408
Cost of goods sold	204	331
Research and development	3,599	6,041
General and administrative expenses	10,485	14,819

Total	$14,396	$21,599

Under the modified prospective method of transition under SFAS 123R, the Company is not required to restate its prior period financial statements to reflect expensing of share-based compensation under SFAS 123R. Therefore, the results for the three-month and six month periods ended June 30, 2006 are not directly comparable to the same periods in the prior year.

As required by SFAS 123R, the Company has presented pro forma disclosures of its net loss and net loss per share for the prior year periods assuming the estimated fair value of the options granted prior to January 1, 2006 is amortized to expense over the option-vesting period as presented below.

	Revised	Revised
	Three months ended June 30, 2005	Six months ended June 30, 2005
Net loss, as reported	$(26,912)	$(53,077)
Add: Share-based employee compensation expense included in reported net loss	474	948
Less: Total share-based employee compensation expense determined under fair value based method for all options granted	(5,953)	(12,037)

Pro forma net loss	$(32,391)	$(64,166)

Net loss per share:
Basic and diluted - as reported	$(0.32)	$(0.63)
Basic and diluted - pro forma	$(0.38)	$(0.76)

The revised reported pro forma net loss for the three-month and six month periods ended June 30, 2005 has been increased by approximately $1.0 million and decreased by approximately $ 1.0 million, respectively, for options exchanged under stock option exchange programs and adjustments from computational corrections.

For purposes of disclosure in the foregoing table and for purposes of determining estimated fair value under SFAS 123R, the Company has computed the estimated fair values of all share-based compensation using the Black-Scholes option pricing model and has applied the assumptions set forth in the following table. The Company increased the estimated life of stock options granted beginning in fiscal 2006 as a result of guidance from the SEC as contained in Staff Accounting Bulletin No. 107 permitting the initial application of a “simplified” method, which is based on the average of the vesting term and the term of the option. Previously, the Company calculated the estimated life based on the expectation that options would be exercised within five years on average. The Company based its estimate of expected volatility for options granted in fiscal year 2006 and 2005 on daily historical trading data of its common stock equivalent to the expected term of the respective share based grant. Generally the share based grants have expected terms ranging from 38 months to 64 months. The following table’s list assumptions used to calculate the fair value of stock options and ESPP purchases:

	Three months ended		Six months ended
Employee Stock Options	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Average risk-free interest rate	5.0%	3.9%	5.0	3.8%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility Factor	66%	73%	67%	75%
Weighted average option life (years)	5.3 years	4.5 years	5.3 years	4.5 years

	Six months ended
ESPP	June 30, 2006	June 30, 2005
Average risk-free interest rate	4.7%	1.8%
Dividend yield	0.0%	0.0%
Volatility Factor	41.3%	86.0%
Weighted average option life (years)	0.5 years	0.5 years

Generally, the fair value of restricted stock units (RSUs) approximates the market value of the underlying shares at the date of grant less any exercise price. The exercise price of our restricted stock units is $0.01. The weighted average life of the 2006 RSUs is estimated to be 2.4 years.

The total share-based compensation cost is derived from the Black-Scholes valuation as adjusted for the estimated historical forfeiture rate for the respective grant. The Company has separated the employee population into two groups: (1) executive management and board members (executives) and (2) all other employees (staff). For the period ended June 30, 2006, the annual forfeiture rate for executives and staff was calculated to be 4.7% and 7.4%, respectively.

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

A summary of option activity under the Option Plan as of June 30, 2006, and changes during the six months then ended is presented below.

Summary Details for Plan Share Options

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In millions)
Outstanding balance, December 31, 2005	13,249	$17.85
Granted	592	$19.64
Exercised	(1,022)	$9.07
Forfeited or expired	(509)	$18.52

Outstanding balance, June 30, 2006	12,310	$18.64	5.09	$229.4

Exercisable shares as of June 30, 2006	9,111	$19.79	5.59	$180.3

The weighted-average, grant-date fair value of options granted during the six-month period ended June 30, 2006 was $19.74 based on the Black-Scholes option pricing model on the date of grant. The total intrinsic value of options exercised during the six-month period ended June 30, 2006 was approximately $9.3 million and represents the difference between the exercise price of the option and the closing market price of the Company’s common stock on the dates exercised.

A summary of the status of the Company unvested shares as of June 30, 2006, and changes during the six-month period then ended is presented below.

Unvested Shares Issued Under the Plan

	Unvested Shares	Weighted- Average Grant- Date Fair Value
Unvested balance, December 31, 2005	3,866	$14.74
Granted	592	$19.64
Vested	(750)	$20.02
Forfeited	(509)	$18.52

Unvested balance, June 30, 2006	3,199	$15.25

Unrecognized Share-Based Compensation Expense

As of June 30, 2006 there was approximately $45.5 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Plan. This total unrecognized expense is expected to be recognized over a weighted-average period of approximately 2.4 years as follows:

Fiscal Year	(in millions)
2006 - remaining periods	$10.2
2007	14.6
2008	10.7
2009	7.1
2010 and thereafter	2.9

$45.5

During the period ended March 31, 2006, we issued performance-based restricted stock unit (RSU) awards totaling 997,300 shares of our common stock to certain employees. The performance-based RSU awards are settled by delivery of shares of our common stock on or shortly after the date the awards vest. These performance-based RSU awards become fully vested upon achieving three pre-determined performance milestones which are expected to occur over a period of 40 months. In connection with these performance-based RSU awards, we recorded compensation expense of $1.4 million and $2.4 million in the three-month and six-month periods ended June 30, 2006, which represents the vested portion at the fair market value of the restricted stock units on the date of grant.

In March 31, 2005, we issued RSU awards totaling 110,000 shares of our common stock to certain employees on a time-based vesting schedule. These RSU awards are settled by delivery of shares of our common stock on or shortly after the date the awards vest. The RSU awards become fully vested over a period of 36 to 48 months. In connection with these RSU awards, we recorded compensation expense of $0.5 million and $1.0 million in the three-month and six-month periods ended June 30, 2006, which represents the vested portion at the fair market value of the restricted stock units on the date of grant.

Note 8 - Commitments and Contingencies

Legal Matters

On July 14, 2005, the University of Alabama Huntsville (“UAH”) filed a complaint against the Company and Nektar Therapeutics AL, Corporation, a wholly-owned subsidiary of the Company (“Nektar AL”), in the United States District Court for the Northern District of Alabama. The complaint alleged patent infringement, breach of a contract royalty obligation, violation of the Alabama Trade Secrets Act, and unjust enrichment. On August 3, 2005, UAH amended its complaint to add J. Milton Harris, a Nektar employee, as a party to the litigation and expand the claims and remedies sought by UAH in the litigation. On November 7, 2005 Nektar AL filed a counterclaim against UAH seeking recovery for royalty payments previously paid. UAH subsequently amended its complaint on December 13, 2005 and on April 4, 2006.

On June 30, 2006 the Company, Nektar AL, and Mr. Harris entered into a Settlement Agreement and General Release (the “Settlement Agreement”) with UAH. Under the terms of the Settlement Agreement, the Company, Nektar AL, Mr. Harris and UAH have agreed to full and complete satisfaction of all claims asserted in the litigation. In consideration for this settlement, the Company and Mr. Harris made an initial payment of $15.0 on June 30, 2006, of which the Company paid $11.0 million and Mr. Harris paid $4.0 million. Beginning July 1, 2007, the Company will pay UAH ten annual installment payments of $1.0 million each, representing an accrued liability of $6.7 million at June 30, 2006, or the present value of the future payments using an 8% annual discount rate. Nektar recorded a Litigation Settlement charge of $17.7 million during the quarter ended June 30, 2006 which reflects the net present value of the settlement payments. Also pursuant to the Settlement Agreement, a license agreement between UAH and Nektar AL dated June 17, 1993 was terminated and UAH granted the Company a fully paid up, royalty-free, worldwide, assignable, transferable, sole and exclusive (even as to UAH) license, with the right to grant and authorize sublicenses, under United States Patent No. 5,252,714.

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

Manufacturing and Supply Agreement with Contract Manufacturers

We have a Manufacturing and Supply Agreement with our contract manufacturers to provide for the manufacturing of our pulmonary inhaler device for Exubera®. We have agreed to defend, indemnify, and hold harmless the contract manufacturers from and against third party liability arising out of the agreement, including product liability and infringement of intellectual property. There is no limitation on the potential amount of future payments we could be required to make under these indemnification obligations. We have never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. If any of our indemnification obligations is triggered, we may incur substantial liabilities. Because the obligated amount of this agreement is not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated.

Collaboration Agreements for Pulmonary Products

As part of our collaboration agreements with our partners for the development, manufacture, and supply of products based on our Pulmonary Technology, we generally agree to defend, indemnify, and hold harmless our partners from and against third party liabilities arising out of the agreement, including product liability and infringement of intellectual property. The term of these indemnification obligations is generally perpetual any time after execution of the agreement. There is no limitation on the potential amount of future payments we could be required to make under these indemnification obligations. We have never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. If any of our indemnification obligations is triggered, we may incur substantial liabilities. Because the obligated amount of this agreement is not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheet as of June 30, 2006 or December 31, 2005.

License, Manufacturing and Supply Agreements for Products Based on our Advanced PEGylation Technology

As part of our license, manufacturing, and supply agreements with our partners for the development and/or manufacture and supply of PEG reagents based on our Advanced PEGylation Technology, we generally agree to defend, indemnify, and hold harmless our partners from and against third party liabilities arising out of the agreement, including product liability and infringement of intellectual property. The term of these indemnification obligations is generally perpetual any time after execution of the agreement. There is no limitation on the potential amount of future payments we could be required to make under these indemnification obligations. We have never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. If any of our indemnification obligations are triggered, we may incur substantial liabilities. Because the obligated amount of this agreement is not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheet as of June 30, 2006 or December 31, 2005.

Lease Restoration

We have several leases for our facilities in multiple locations. In the event that we do not exercise our option to extend the term of the lease, we guarantee certain costs to restore the property to certain conditions in place at the time of lease. We believe the estimated fair value of this guarantee is not material to our operations. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheet as of June 30, 2006 or December 31, 2005.

Note 9 – Stockholders Equity

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

To the extent not previously converted, the Series B Preferred Stock automatically converted into shares of our Common Stock, based on the then effective Conversion Price, upon the fourth anniversary of the Original Issue Date or January 7, 2006, at which time, all remaining and outstanding shares of Series B preferred stock were converted into 1,023,292 shares of our common stock.

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

Exubera® (insulin human [rDNA origin]) Inhalation Powder is a rapid-acting, powder human insulin that is inhaled normally through the mouth into the lungs prior to eating using the hand-held Exubera® Inhaler. Exubera® is the lead product using our Nektar Pulmonary Technology in partnership with Pfizer Inc. We believe Exubera® has the potential to revolutionize insulin therapy as it provides adults with Type 1 and Type 2 diabetes in the U.S. and the EU with the first non-invasive delivery form of insulin. Exubera® was approved for marketing in January 2006 in both the U.S. and the EU. On July 20, 2006, Pfizer announced that it would introduce Exubera® in the U.S. by commencing a comprehensive physician and patient education and training program on July 24, 2006, that would be rolled out in phases. Pfizer also said that initial supplies of Exubera will be available across the U.S. beginning in September.

We anticipate that the commercial success of Exubera® will be the key determinant of the success of our business in the next several years. We expect our future revenues to come increasingly from the manufacture and sale of Exubera® Inhalation Powder and Inhalers and royalties from end product sales by Pfizer Inc. The commercial success of Exubera® will be necessary for us to achieve our profitability objective and our ability to fund the key elements of our business strategy. In addition, we expect to continue the trend of receiving substantially less contract research and commercialization readiness revenue from Pfizer Inc as Exubera® transitions to the commercialization phase and revenues from commercialization sales of Exubera® will be required to replace the loss of contract research and commercialization readiness revenue. Like any product in the early launch phase, we face a number of uncertainties with respect to the commercial success of Exubera®, including the timing and success of the commercial launch of Exubera® by Pfizer Inc in various markets, physician and patient education and experiences, third party payor reimbursement, country specific pricing approvals, manufacturing and supply execution, and other risks and uncertainties identified in this report.

In addition, we are continuing to make significant investments in our proprietary product programs which will comprise a substantial portion of our research and development spending. Historically we have partnered with pharmaceutical and biotechnology companies in the early development phase which has helped fund the investment of our product programs. Our current strategy is to develop a portfolio of proprietary products that is intended to address critical unmet medical needs by exploiting our know-how and technology in combination with established medicines. Our objective is to advance these products into clinical development and potentially through regulatory marketing approval thereby capturing significantly more economic value from these products. This strategy requires us to make significant investments in early stage products where there is still substantial uncertainty regarding product efficacy, product safety, clinical results, regulatory approvals, competitive landscape, and market acceptance. Our decision as to when or whether to seek partners for our proprietary products will be made on a product-by-product basis and such decisions will have an important impact on our revenues, research and development spending, and financial position. While we believe this strategy may result in improved economics for any products ultimately developed and approved, it will require us to invest significant funds in developing these products without reimbursement from a collaborative partner.

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

To fund the expense related to our research and development activities, we have raised significant amounts of capital through the sale of our equity and convertible debt securities. As of June 30, 2006, we had approximately $381.6 million in long-term convertible subordinated notes, $20.0 million in non-current capital lease obligations, and $43.1 million in other long-term liabilities. Our ability to meet the repayment obligations of this debt is dependent upon our and our partners’ ability to develop, obtain regulatory approvals, and successfully commercialize products. Even if we are successful in this regard, we will likely require additional capital to repay our debt obligations.

Critical Accounting Policies and Management Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates are described in Note 1, Organization and Summary of Significant Accounting Policies to the Unaudited Notes to Condensed Financial Statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources, and evaluate our estimates on an ongoing basis. Actual results may differ from those estimates under different assumptions or conditions.

Revenue Recognition

Product revenues from Exubera® (insulin inhalation powder and inhaler device) are primarily derived from the cost-plus manufacturing and supply agreement with Pfizer, and are recognized at the earlier of acceptance of products by Pfizer or sixty days from shipment. Exubera® product revenues for the three and six month periods ended June 30, 2006 were $34.0 million and $35.5 million, respectively. Product revenues and the related cost of goods for products that were shipped to Pfizer but have not been recognized within sixty days are recorded as deferred revenue, net of the deferred costs. At June 30, 2006, we had deferred Exubera® product revenue of $19.4 million and deferred cost of goods sold of $14.7 million, or net deferred Exubera® product revenue of $4.7 million.

Share-Based Compensation

Effective January 1, 2006, we adopted the fair value method of accounting for share-based compensation arrangements in accordance with SFAS 123R, using the modified prospective method of transition. Share-based compensation arrangements covered by SFAS 123R currently include stock options granted under our Equity Incentive Plans (the “Equity Incentive Plans”) and purchases of common stock by our employees at a discount to the market price during each offering period under our Employee Stock Purchase Plan (the “ESPP”). Prior to January 1, 2006, we accounted for share-based employee compensation plans using the intrinsic value method of accounting in accordance with APB 25. Under the provisions of APB 25, no compensation expense was recognized with respect to purchases of our common stock under the ESPP or when stock options were granted with exercise prices equal to or greater than market value on the date of grant and no compensation expense was recognized for purchases of shares of our common stock by employees under our ESPP. Under the modified prospective method of transition, we are not required to restate our prior period financial statements to reflect expensing of share-based compensation under SFAS 123R. Therefore, the results as of the three months ended June 30, 2006 are not directly comparable to the same periods in the prior year.

As required by the provisions of SFAS 123R, we recorded $14.4 million or $0.16 per share, and $21.6 million or $0.24 per share of share-based compensation expense for the three and six month periods ended June 30, 2006, respectively, of which $9.0 million and $11.2 million, respectively, represents severance related costs associated with the acceleration of share-based grants. This total amount is allocated among cost of revenue, research and development expenses for proprietary drug discovery, and selling, general and administrative expenses based on the function of the applicable employee. This charge had no impact on our reported cash flows. We used the Black-Scholes option pricing model to determine the estimated fair value of our share-based compensation arrangements.

As of June 30 2006, there was $45.5 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Equity Incentive Plans. These costs will be recognized over a weighted average period of 2.4 years. Within this amount $10.2 million will be recognized during the remainder of 2006.

Results of Operations

Three and Six Months Ended June 30, 2006 and 2005

Revenue (in thousands except percentages)

	Three months ended June 30,		Increase / (Decrease) 2006 vs 2005	Percentage Increase / Decrease 2006 vs 2005
	2006	2005
Contract research revenue	$14,322	$19,552	$(5,230)	(27)%
Product sales and royalty revenue	44,157	5,470	38,687	>100%
Exubera ® commercialization readiness revenue	1,744	3,528	(1,784)	(51)%

Total revenue	$60,223	$28,550	$31,673	111%

	Six months ended June 30,		Increase / (Decrease) 2006 vs 2005	Percentage Increase / Decrease 2006 vs 2005
	2006	2005
Contract research revenue	$29,139	$39,081	$(9,942)	(25)%
Product sales and royalty revenue	56,554	11,862	44,692	>100%
Exubera ® commercialization readiness revenue	3,489	6,101	(2,612)	(43)%

Total revenue	$89,182	$57,044	$32,138	56%

Total revenue for the three-month period ended June 30, 2006 was approximately $60.2 million compared to approximately $28.6 million for the three-month period ended June 30, 2005, an increase of approximately $31.6 million, or 111%. Total revenue for the six-month period ended June 30, 2006 was approximately $89.2 million compared to approximately $57.0 million for the six-month period ended June 30, 2005, an increase of approximately $32.2 million or 56%. The increase in product sales and royalty revenue for the three months ended June 30, 2006 was primarily related to Exubera product sales to Pfizer Inc for inventory to support the commercial launch of Exubera including an incremental manufacturing cost reimbursement of $19.4 million that was recognized in the period ended June 30, 2006.

Contract research revenue for the three-month period ended June 30, 2006 was approximately $14.3 million compared to approximately $19.6 million for the three-month period ended June 30, 2005, a decrease of $5.2 million. Contract research revenue for the six-month period ended June 30, 2006, was approximately $29.1 million compared to approximately $39.1 million for the six-month period ended June 30, 2005, a decrease of $10.0 million. The decrease in contract research revenue for both the three-month and six-month periods ended June 30, 2006 as compared to the three and six month periods ended June 30, 2005, was primarily due to the approval of Exubera® in January 2006, and the transition of Pfizer revenue from contract research revenue to commercialization readiness revenue and product sales of Exubera® Inhalation Powder and Inhalers to Pfizer Inc.

Product sales and royalty revenue for the three-month period ended June 30, 2006 was approximately $44.2 million compared to approximately $5.5 million for the three-month period ended June 30, 2005, an increase of $38.7 million. Product sales and royalty revenue for the six-month period ended June 30, 2006, was approximately $56.6 million compared to approximately $11.9 million for the six-month period ended June 30, 2005, an increase of $44.7 million. The increase for both the three-month and six-month periods ended June 30, 2006 as compared to the three and six month periods ended June 30, 2005 was primarily due to the approval of Exubera® in January 2006, and the subsequent manufacturing cost reimbursements from Pfizer Inc related to Exubera® Inhalation Powder and Inhalers. Royalty revenues were $2.4 million and $0.9 million, for the three month periods ended June 30, 2006 and 2005, respectively, and $4.8 million and $0.9 million, for the six month periods ended June 30, 2006 and 2005, respectively.

Exubera® commercialization readiness revenue represents reimbursement, by Pfizer, of certain agreed upon operating costs relating to our Exubera® drug powder manufacturing facilities and our device contract manufacturing locations in preparation for commercial production, plus a markup on such costs. Such reimbursable revenue will not necessarily equal actual costs incurred which are expensed as Exubera® commercialization readiness costs. Exubera® commercialization readiness revenue for the three-month periods ended June 30, 2006 and June 30, 2005 were $1.7 million and $3.5, respectively. Exubera® commercialization readiness revenue for the six-month periods ended June 30, 2006 and June 30, 2005 were $3.5 million and $6.1, respectively. The decrease in Exubera® commercialization readiness revenue was primarily due to the transition to commercialization and therefore a decrease in readiness activity. We expect to amortize the remaining capitalized commercialization readiness costs through Q3 of 2007.

Cost of Goods Sold (in thousands except percentages)

	Three months ended June 30, 2006	Three months ended June 30, 2005	Increase / (Decrease) 2006 vs 2005	Percentage Increase / Decrease 2006 vs 2005
Cost of goods sold	$35,731	$5,433	$30,298	> 100%
Product sales and royalty revenue gross margin	$8,426	$37	$8,389	> 100%
	19.1%	0.7%	18.4%

	Six months ended June 30, 2006	Six months ended June 30, 2005	Increase / (Decrease) 2006 vs 2005	Percentage Increase / Decrease 2006 vs 2005
Cost of goods sold	$43,684	$10,688	$32,996	> 100%
Product sales and royalty revenue gross margin	$12,870	$1,174	$11,696	> 100%
	22.8%	9.9%	12.9%

Cost of goods sold is associated with product sales and royalty revenue and was approximately $35.7 million and $5.4 million for the three-month periods ended June 30, 2006 and June 30, 2005, respectively, representing a gross margin of approximately $8.4 million and less than $0.1 million, or 19.1% and 0.7%, respectively. Cost of goods sold associated with product sales and royalty revenue was approximately $43.7 million and $10.7 million for the six-month periods ended June 30, 2006 and 2005, respectively, representing a gross margin of approximately $12.9 million and $1.2 million, or 22.8% and 9.9%, respectively. Increases in gross margin for both the three and six month periods ended June 30, 2006 as compared to the three and six month periods ended June 30, 2005 were primarily due to the sales of the Exubera® Inhalation Power and Inhalers to Pfizer Inc. which have a relatively higher margin than other product revenues. Royalty payments to Enzon were $1.0 million and $0.4 million, for the three month periods ended June 30, 2006 and 2005, respectively, and $2.2 million and $0.4 million, for the six month periods ended June 30, 2006 and 2005, respectively. Included in cost of sales for the three and six month periods ended June 30, 2006 was $0.2 million and $0.3 million, respectively, of share based compensation.

During the three-month period ended June 30, 2005, certain production resources were diverted to the completion of the construction and validation of a commercial production suite for the Nektar Advanced PEGylation products, which caused a lower than normal absorption of overhead and had a negative impact on gross margin.

Exubera® commercialization readiness costs (in thousands except percentages)

	Three months ended June 30, 2006	Three months ended June 30, 2005	Increase / (Decrease) 2006 vs 2005	Percentage Increase / Decrease 2006 vs 2005
Exubera® commercialization readiness costs	$1,042	$2,666	$(1,624)	(61)%

	Six months ended June 30, 2006	Six months ended June 30, 2005	Increase / (Decrease) 2006 vs 2005	Percentage Increase / Decrease 2006 vs 2005
Exubera® commercialization readiness costs	$2,084	$4,960	$(2,876)	(58)%

Exubera® commercialization readiness costs are start up manufacturing costs we have incurred in our Exubera® Inhalation Powder manufacturing facility and our Exubera® Inhaler device manufacturing locations in preparation for commercial production. We do not anticipate incurring any additional costs related to commercialization readiness in connection with the ongoing commercial launch of Exubera®. We expect that remaining commercialization readiness costs previously incurred will be amortized through November 2007.

Research and Development Expenses (in thousands except percentages)

	Three months ended June 30, 2006	Three months ended June 30, 2005	Increase / (Decrease) 2006 vs 2005	Percentage Increase / Decrease 2006 vs 2005
Research and development	$41,630	$35,785	$5,845	16%

	Six months ended June 30, 2006	Six months ended June 30, 2005	Increase / (Decrease) 2006 vs 2005	Percentage Increase / Decrease 2006 vs 2005
Research and development	$73,031	$70,730	$2,301	3%

We expense all research and development expenses as they are incurred. Research and development expenses are associated with three general categories: (i) collaborative agreements under which a portion of spending is reimbursed by our partners; (ii) spending attributed to internally funded programs; and (iii) infrastructure costs associated with operations for our drug and device manufacturing.

Research and development expenses were approximately $41.6 million and $35.8 million for the three-month periods ended June 30, 2006 and 2005, respectively, and approximately $73.0 million and $70.7 million for the six-month periods ended June 30, 2006 and 2005, respectively. The increase for both the three-month and six-month periods ended June 30, 2006 as compared to 2005, was primarily due to personnel increases, stock compensation expenses, and outside services related to our proprietary product programs. These increases were partially offset by the decrease in development costs associated with Exubera®. Stock based compensation expenses were approximately $3.6 million and $6.0 million, respectively, in the three month and six month periods ended June 30, 2006, of which $0.5 million was related to executive severance. As a result of winding down our Nektar UK operations, we recorded charges of $3.7 million in the three month period ended June 30, 2006, of which $2.5 million was for severance and $1.2 million was for impairment of fixed assets, and $4.1 million in the six month period ended June 30, 2006, of which $2.9 million was for severance and $1.2 was for impairment of fixed assets.

We expect research and development spending to increase over the next few years as we increase the number of proprietary products we take further into clinical development prior to seeking partnerships with biopharmaceutical partners, if at all.

General and Administrative Expenses (in thousands except percentages)

	Three months ended June 30, 2006	Three months ended June 30, 2005	Increase / (Decrease) 2006 vs 2005	Percentage Increase / Decrease 2006 vs 2005
General and administrative	$26,063	$10,135	$15,928	>100%

	Six months ended June 30, 2006	Six months ended June 30, 2005	Increase / (Decrease) 2006 vs 2005	Percentage Increase / Decrease 2006 vs 2005
General and administrative	$46,436	$19,245	$27,191	>100%

General and administrative expenses are associated with administrative staffing, business development, and marketing efforts.

General and administrative expenses were approximately $26.1 million and $10.1 million for the three-month periods ended June 30, 2006 and 2005, respectively. The increase of $15.9 million in general and administrative expenses for the three month period ended June 30, 2006 as compared to the three month period ended June 30, 2005 was primarily due to an increase in compensation costs of $13.4 million, and an increase in professional fees of $2.5 million. The increase of $13.4 million in compensation costs primarily represents $10.4 million of stock based compensation expense of which $8.5 million is due to executive severance, and $3.0 million of cash compensation, of which $1.7 million is due to executive severance. The increase of $2.5 million in professional fees is primarily due to legal services related to litigation support, audit and related services, and other consulting services.

General and administrative expenses were approximately $46.4 million and $19.2 million for the six-month periods ended June 30, 2006 and 2005, respectively. The increase of $27.2 million in general and administrative expenses for the six-month period ended June 30, 2006 as compared to the six month period ended June 30, 2005 was primarily due to an increase in compensation costs of $21.9 million, and an increase in professional fees of $5.2 million. The increase of $21.9 million in compensation costs primarily represents $14.8 million of stock based compensation expense, of which $10.7 million is due to executive severance, and $7.1 million of cash compensation, of which $3.0 million is due to executive severance. The increase of $5.2 million in professional fees is primarily due to legal services related to litigation support, audit and related services, and other consulting services.

Litigation Settlement

On July 14, 2005, the University of Alabama Huntsville (“UAH”) filed a complaint against the Company and Nektar Therapeutics AL, Corporation, a wholly-owned subsidiary of the Company (“Nektar AL”), in the United States District Court for the Northern District of Alabama. The complaint alleged patent infringement, breach of a contract royalty obligation, violation of the Alabama Trade Secrets Act, and unjust enrichment. On August 3, 2005, UAH amended its complaint to add J. Milton Harris, a Nektar employee, as a party to the litigation and expand the claims and remedies sought by UAH in the litigation. On November 7, 2005 Nektar AL filed a counterclaim against UAH seeking recovery for royalty payments previously paid. UAH subsequently amended its complaint on December 13, 2005 and on April 4, 2006.

On June 30, 2006 the Company, Nektar AL, and Mr. Harris entered into a Settlement Agreement and General Release (the “Settlement Agreement”) with UAH. Under the terms of the Settlement Agreement, the Company, Nektar AL, Mr. Harris and UAH have agreed to full and complete satisfaction of all claims asserted in the litigation. In consideration for this settlement, the Company and Mr. Harris made an initial payment of $15.0 on June 30, 2006, of which the Company paid $11.0 million and Mr. Harris paid $4.0 million. Beginning July 1, 2007, the Company will pay UAH ten annual installment payments of $1.0 million each, representing an accrued liability of $6.7 million at June 30, 2006, or the present value of the future payments using an 8% annual discount rate. Nektar recorded a Litigation Settlement charge of $17.7 million during the quarter ended June 30, 2006 which reflects the net present value of the settlement payments. Also pursuant to the Settlement Agreement, a license agreement between UAH and Nektar AL dated June 17, 1993 was terminated and UAH granted the Company a fully paid up, royalty-free, worldwide, assignable, transferable, sole and exclusive (even as to UAH) license, with the right to grant and authorize sublicenses, under United States Patent No. 5,252,714.

Other Income (Expense) (in thousands except percentages)

	Three months ended June 30, 2006	Three months ended June 30, 2005	Increase / (Decrease) 2006 vs 2005	Percentage Increase / Decrease 2006 vs 2005
Other income (expense)	$(1,055)	$(118)	$(937)	>100%

	Six months ended June 30, 2006	Six months ended June 30, 2005	Increase / (Decrease) 2006 vs 2005	Percentage Increase / Decrease 2006 vs 2005
Other income (expense)	$(1,092)	$(1,403)	$311	(22%)

Other income and expense primarily represents foreign currency transaction gains and losses and reserves for bad debt

Interest Income (in thousands except percentages)

	Three months ended June 30, 2006	Three months ended June 30, 2005	Increase / (Decrease) 2006 vs 2005	Percentage Increase / Decrease 2006 vs 2005
Interest income	$6,374	$2,512	$3,862	>100%

	Six months ended June 30, 2006	Six months ended June 30, 2005	Increase / (Decrease) 2006 vs 2005	Percentage Increase / Decrease 2006 vs 2005
Interest income	$11,256	$4,784	$6,472	>100%

Interest income was approximately $6.4 million for the three-month period ended June 30, 2006, as compared to approximately $2.5 million for the three-month period ended June 30, 2005, and approximately $11.3 million for the six-month period ended June 30, 2006, as compared to approximately $4.8 million for the six-month period ended June 30, 2005. The increase in interest income for the three and six month periods ended June 30, 2006 as compared to the three and six month periods ended June 30, 2005 is primarily due to an increase in our balance of cash, cash equivalents, and investments in marketable securities resulting from our $315.0 million subordinated debt offering in September 2005, and higher prevailing interest rates during the three and six month periods ended June 30, 2006.

Interest Expense (in thousands except percentages)

	Three months ended June 30, 2006	Three months ended June 30, 2005	Increase / (Decrease) 2006 vs 2005	Percentage Increase / Decrease 2006 vs 2005
Interest expense	$4,938	$2,856	$2,082	73%

	Six months ended June 30, 2006	Six months ended June 30, 2005	Increase / (Decrease) 2006 vs 2005	Percentage Increase / Decrease 2006 vs 2005
Interest expense	$10,080	$5,916	$4,164	70%

Interest expense was approximately $4.9 million for the three-month period ended June 30, 2006, as compared to approximately $2.9 million for the three-month period ended June 30, 2005, and approximately $10.1 million for the six-month period ended June 30, 2006, as compared to approximately $5.9 million for the six-month period ended June 30, 2005. The $2.1 million and $4.2 million increase in interest expense for the three and six month periods ended June 30, 2006 as compared to the three and six month periods ended June 30, 2005 was primarily due to a higher average balance of convertible subordinated debt outstanding resulting from our $315.0 million subordinated debt offering in September 2005.

Liquidity and Capital Resources

We have financed our operations primarily through public and private placements of debt and equity securities, revenue from development contracts, product sales, short-term research and feasibility agreements, financing of equipment acquisitions and tenant improvements, and interest income earned on our investments of cash. We do not utilize off-balance sheet financing arrangements as a source of liquidity or financing. At June 30, 2006, we had cash, cash equivalents and investments in marketable securities of approximately $491.1 million as compared to $566.4 million as of December 31, 2005. The decrease of $75.3 million during this six-month period resulted primarily from cash used in operating activities and a cash payment of $11.0 million in connection with the UAH settlement.

	Six months ended June 30,		Increase/ (Decrease) 2006 vs 2005	Percentage Increase/ (Decrease) 2006 vs 2005
	2006	2005
Cash, cash equivalents and investments	$491.1	$378.5	$112.6	30%
Cash provided by/(used in):
Operating activities	$(71.5)	$(36.5)	$(34.5)	93%
Investing activities	$(44.9)	$70.3	$(115.2)	>(100%)
Financing activities	$7.0	$4.6	$2.4	52%
Capital expenditures (included in investing activities above)	$(11.5)	$8.1	$(19.6)	>(100%)

Our operations used cash of $71.5 million for the six-month period ended June 30, 2006 as compared to cash used of $36.5 million for the six-month period ended June 30, 2005. During the six-month period ended June 30, 2006, cash used in operations was primarily due to a net loss of $96.3 million and an increase in trade receivables of $36.9 million, which were partially offset by depreciation and amortization of $17.3 million, stock based compensation of $21.6 million, and accrued litigation settlement fees of $6.7 million. During the six-month period ended June 30, 2005, cash used in operations was primarily due to a net loss of $53.1 million partially offset by depreciation and amortization of $11.3 million.

Cash used in investing activities was $44.9 million for the six-month period ended June 30, 2006 as compared to cash provided of $70.3 million for the six-month period ended June 30, 2005. Cash flows related to investing activities for the six-month periods ended June 30, 2006 and 2005 were affected primarily by the purchase, sale, and maturity of investments. We purchased property and equipment of approximately $11.5 million and $8.1 million during the six-month periods ended June 30, 2006 and 2005, respectively.

Cash flows provided by financing activities were $7.0 million for the six-month period ended June 30, 2006 compared to cash provided of $4.6 million for the six-month period ended June 30, 2005. During the six-month period ended June 30, 2006 cash provided by financing activities was primarily due to $11.1 million received from exercises of employee stock options offset by $4.9 million of payments for loans and capital lease obligations. During the six-month period ended June 30, 2005 cash provided by financing activities was primarily due to cash received from exercises of employee stock options of $5.2 million.

Aggregate principal amount of $102.7 million and $315.0 million of our outstanding convertible subordinated debt as of June 30, 2006 will mature in 2007 and 2012, respectively.

The following summarizes our outstanding convertible subordinated debt as of June 30, 2006:

Class	Maturity	Amount Outstanding	Conversion Price
5%	February 2007	$36.1 million	$38.36
3.5%	October 2007	$66.6 million	$50.46
3.25%	September 2012	$315.0 million	$21.52

Given our current cash requirements, we forecast that we will have sufficient cash to meet our net operating expense requirements through at least the end of 2007. We plan to continue to invest in our growth and the need for cash will be dependent upon the timing of these investments. Our capital needs will depend on many factors, including the success of Exubera’s ® commercialization, continued progress in our research and development arrangements, progress with preclinical and clinical trials of our proprietary and partnered products, our decision whether and when to partner one or more of our proprietary product programs, the time and costs involved in obtaining regulatory approvals, the costs of developing and scaling up manufacturing operations of our technologies, the timing and cost of our clinical and commercial production facilities, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, the need to acquire licenses to new technologies, and the status of competitive products. To date we have been primarily dependent upon equity and convertible debt financings for capital and have incurred substantial debt as a result of our issuances of subordinated notes and debentures that are convertible into our common stock. Our substantial debt, the market price of our securities, and the general economic climate, among other factors, could have material consequences for our financial position and could affect our sources of short-term and long-term funding. There can be no assurance that additional funds, if and when required, will be available to us on favorable terms, if at all.

During the quarter ended June 30, 2006, there has not been a material change to the summary of contractual obligations in our Annual Report on Form 10-K/A for the year ended December 31, 2005.

Issuer Purchases of Equity Securities

There were no purchases of any class of our equity securities by us or any affiliate pursuant to any publicly announced repurchase plan in the three-month period ended June 30, 2006.

Approval of Non-Audit Services

During the three-month period ended June 30, 2006, the Audit Committee of the Board of Directors approved $10,000 in tax-related consultation and preparation services to be provided by Ernst & Young LLP, our independent registered public accounting firm.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risks at June 30, 2006 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K/A for the year ended December 31, 2005 on file with the Securities and Exchange Commission.

Item 4. Controls and Procedures

Evaluation of our Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (“DCPs”). DCPs are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our DCPs were effective as of June 30, 2006.

Changes in Internal Control over Financial Reporting

In the three months ended June 30, 2006, we continued to recruit and hire additional accounting staff with technical expertise and further refine our financial close and reporting processes. We anticipate making additional improvements and changes in future periods, however, except as described herein, there were no other changes in our internal control over financial reporting during the second quarter of 2006, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

Reference is hereby made to our disclosures in “Legal Matters” under Note 7 of the Notes to Condensed Consolidated Financial Statements and the information under the heading “Legal Matters” is incorporated by reference herein.

Item 1A. Risk Factors

We are providing the following cautionary discussion of risk factors, uncertainties and possibly inaccurate assumptions that we believe are relevant to our business. These are factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results and our forward-looking statements. We note these factors for investors as permitted by Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider this section to be a complete discussion of all potential risks or uncertainties that may substantially impact our business. Risk factors that have substantively changed from those presented in our Annual Report on Form 10-K/A for the year ended December 31, 2005 are marked with a “*”.

*Our revenue and results of operations will depend on the successful commercial launch of Exubera®.

We currently depend on Pfizer Inc as the source of a significant portion of our revenues. Revenue from Pfizer represented 70% and 67% of our total revenue for the three-month periods ended June 30, 2006 and 2005, respectively. Revenue from Pfizer represented 62% and 65% of our total revenue for the six-month periods ended June 30, 2006 and 2005, respectively. After receipt of regulatory approval for marketing in the U.S. and EU in January 2006 and the commercial launch of Exubera® by Pfizer Inc in 2006, we expect a significant portion of our future revenue from Pfizer Inc will come from the commercial manufacture and sale of Exubera® Inhalation Powderto Pfizer Inc, the sale of Exubera® Inhalers and component parts to Pfizer Inc, and royalties from Exubera® product sales by Pfizer Inc. There can be no assurance regarding the success of the Exubera® commercial launch which will depend on such factors as the scope and size of Pfizer Inc.’s investment in the commercial launch of Exubera®, physician and patient education and experiences, third party payor reimbursement, country specific pricing approvals, and competition from alternative insulin therapies. On August 1, 2006, Novo Nordisk (“NVO”) filed a lawsuit against Pfizer Inc in the United States Federal Court in the Southern District of New York claiming that Pfizer Inc willfully infringes on NVO’s patents covering inhaled insulin with Exubera®. NVO is also seeking a preliminary injunction to suspend Exubera® sales while the lawsuit is ongoing. If the commercial launch of Exubera® is delayed or not successful it would significantly and negatively impact our revenue and results of operations.

*If we are not able to manufacture and supply sufficient quantities of powder formulated drugs to meet market demand it would negatively impact our revenue and results of operations.

Drug Powder Product Manufacturing

We have limited experience manufacturing powder drug products at commercial scale. With respect to drugs based on the Nektar Pulmonary Technology, such as Exubera®, we have only recently begun to perform powder processing on the scale needed for commercial production. We may encounter manufacturing and quality control problems as we continue to produce commercial quantities such as insulin powder manufacturing for Exubera®. We may not successfully scale-up or expand commercial production in a timely manner or at a commercially reasonable cost, if at all. Our failure to scale up manufacturing could delay or prevent large scale clinical testing and commercialization of our products and would negatively impact our revenues and results of operations. In addition, adding manufacturing capacity requires large capital investments and substantial periods of time to implement and obtain regulatory qualifications for additional manufacturing capacity. As a result of this manufacturing capacity limitation and long-lead times to add manufacturing capacity, unplanned fluctuations in demand could result in our inability to meet market demand or increased inventory requirements.

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

We depend on two contract manufacturers to manufacture the Exubera® Inhalers. Dependence on these two contract manufacturers for the manufacture of our Exubera® Inhalers and their suppliers may adversely affect our cost of goods and our ability to scale manufacturing to meet market demand. Because the manufacturing process for the Exubera® Inhaler is very complex and subject to extensive government regulations, alternative qualified contract manufacturers or increased capacity may not be available on a timely basis or at all. Increasing manufacturing capacity at our contract manufacturers involves risks and uncertainties including significant lead time requirements, increased capital investments, the recruitment and training of additional qualified personnel, and other operational complexities.

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

Pfizer Inc has responsibility for manufacturing approximately half of the Exubera® Inhalation Powder. Pfizer may encounter manufacturing and control problems that cannot be remedied in a timely manner as they scale-up commercial scale powder processing. Pfizer may not be able to successfully achieve sufficient scale-up to meet market demand. In addition, we anticipate periodic FDA inspections of Pfizer Inc’s Exubera® Inhalation Powder manufacturing facilities for regulatory compliance. The results of these regulatory inspections could result in costly manufacturing changes, facility or capital equipment upgrades, suspension or revocation of FDA approval for Pfizer Inc manufacturing sites. Manufacturing delays pending resolution of FDA suspension or disqualifications would have a negative impact on our revenue, results of operations, regulatory approvals, and public confidence in the Exubera® product.

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

In February 2006, Pfizer Inc announced that it had closed a transaction to acquire sanofi-aventis’s partnership interest in the bulk insulin manufacturing facility located in Frankfurt, Germany. Any disruption in manufacturing as a result of post-acquisition integration challenges or other issues could impact the commercial supply of bulk insulin and it would negatively impact our revenues and results of operations.

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

* If any of our pending patent applications do not issue or following issuance are deemed invalid or if any of our patents are deemed invalid, we may lose valuable intellectual property protection. If any of our products infringe third-party intellectual property rights, we may suffer adverse effects to our ability to develop and commercialize products and to our revenues and results from operations.

We have filed patents applications (and we plan to file additional patent applications) covering, among other things, aspects of: Nektar Pulmonary Technology (in general and as it relates to specific molecules) including, without limitation, our powder processing technology, our powder formulation technology, and our inhalation device technology; our Advanced PEGylation Technology; and certain other early stage technologies. As of June 30, 2006 we owned 1,086 issued U.S. and foreign patents that cover various aspects of our technologies, and we have a number of patent applications pending.

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

Third parties from time to time have asserted or may assert that we and/or our commercial partners are infringing their proprietary rights based upon issued patents, trade secrets or know-how that they believe cover our technology. In addition, future patents may be issued to third parties that our technology may infringe. We agree, in certain circumstances, to indemnity and hold harmless our commercial partners from claims of infringement that relate to our technology. We could incur substantial costs in defending ourselves and our commercial partners against any such claims. Furthermore, parties making such claims may be able to obtain injunctive or other equitable relief, which could effectively block our ability or the ability of our partners to develop or commercialize some or all of our products in the United States and abroad, and could result in the award of substantial damages. On August 1, 2006, Novo Nordisk (“NVO”) filed a lawsuit against Pfizer Inc in the United States Federal Court in the Southern District of New York claiming that Pfizer Inc willfully infringes on NVO’s patents covering inhaled insulin with Exubera®. NVO is seeking a preliminary injunction to suspend Exubera® sales while the lawsuit is ongoing. In the event of a claim of infringement, we and our commercial partners may be required to obtain one or more licenses from third parties. There can be no assurance that our commercial partners and we will be able to obtain such licenses at a reasonable cost, if at all. Defense of any lawsuit or failure to obtain any such required license could have a material adverse effect on us.

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

*We may incur material litigation costs, which may adversely affect our business and results of operations.

From time to time, we are party to various other litigation matters, including several that relate to our patent and intellectual property rights. We cannot predict with certainty the eventual outcome of any pending litigation or potential future litigation, and we might have to incur substantial expense in defending these or future lawsuits or indemnifying third parties with respect to the results of such litigation. For example, on June 30, 2006, we entered into a litigation settlement agreement with the University of Alabama Hunstville pursuant to which the Company paid $11 million and agreed to pay an additional $10 million in equal annual installments over ten years.

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

We intend to seek future collaborative relationships with pharmaceutical and biotechnology partners to fund some of our research and development expenses and to develop and commercialize certain of our proprietary products. Further, we anticipate that the timing of drug development programs under existing collaborative agreements with our partners will continue to affect our revenues from such agreements. We may not be able to negotiate acceptable collaborative arrangements in the future, and any arrangements we do negotiate may not be successful. If we fail to establish additional collaborative relationships, we will be required to undertake research, development, marketing, and manufacturing of our proprietary product programs at our own expense or discontinue or reduce these activities.

*If our technologies are not commercially feasible, then it would negatively impact our revenues and results of operations.

We are in an early stage of development with respect to most of our products. There is a risk that our technologies will not be commercially feasible. Even if our technologies are commercially feasible, they may not be commercially accepted across a range of large and small molecule drugs. Exubera® is the only product using Nektar Pulmonary Technology that has been approved for use. Although the Nektar Advanced PEGylation Technology has been incorporated in eight products most of the products incorporating this technology are still in clinical trials. Our potential products require extensive research, development and preclinical and clinical testing. Our potential products require extensive research, development and preclinical and clinical testing. Our potential products also may involve lengthy regulatory reviews and require regulatory approval before they can be sold. We do not know if, and cannot provide assurance that, any of our potential products will prove to be safe and effective, accomplish the objectives that we or our collaborative partners are seeking through the use of our technologies, meet regulatory standards, or continue to meet such standards if already approved. There is a risk that we, or our collaborative partners, may not be able to produce any of our potential products in commercial quantities at acceptable costs, or market them successfully. Failure to achieve commercial feasibility, demonstrate safety, achieve clinical efficacy, obtain regulatory approval for, or successfully market products will negatively impact our revenues and results of operations.

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

We may not be able to identify and produce powdered or other formulations of drugs that retain the physical and chemical properties needed to work effectively with our inhaler devices for deep lung delivery using our Pulmonary Technology, or through other methods of drug delivery using our Advanced PEGylation Technology. Formulation stability is the physical and chemical stability of the drug over time and under various storage, shipping and usage conditions. Formulation stability will vary with each drug formulation and the type and amount of ingredients that are used in the formulation. Since our drug formulation technology is new and largely unproven, we do not know if our drug formulations will retain the needed physical and chemical properties and performance of the drugs. Problems with formulated drug powder stability in particular would negatively impact our ability to develop products based on our Pulmonary Technology or obtain regulatory approval for or market such products.

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

In addition, we may encounter delays or rejections based upon changes in FDA regulations or policies, including policies relating to current Good Manufacturing Practices, during the period of product development. We or our partners may encounter similar delays in other countries.

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

As of June 30, 2006, we had approximately $381.6 million in long-term convertible subordinated notes, $20.0 million in non-current capital lease obligations, and $43.1 million in other long-term liabilities. Our substantial long-term indebtedness, which totaled $444.7 million as of June 30, 2006, has and will continue to impact us by:

•	making it more difficult to obtain additional financing; and

•	constraining our ability to react quickly in an unfavorable economic climate.

Currently we are not generating positive cash flow. If the commercial launch of Exubera® is not successful, or other adverse occurrences related to our product development efforts will adversely impact our ability to meet our obligations to repay the principal amounts on our convertible subordinated notes when due. In addition, if the market price of our common stock is below the related conversion price, the holders of the related outstanding convertible subordinated notes will not likely convert such securities to equity in accordance with their existing terms. If we are unable to satisfy our debt service requirements, substantial liquidity problems could result. As of June 30, 2006 we had cash, cash equivalents, short-term investments, and investments in marketable securities valued at approximately $491.1 million. We expect to use a substantial portion of these assets to fund our on-going operations over the next few years. Of our approximately $417.7 million of convertible subordinated notes outstanding as of June 30, 2006, $102.7 million will mature in 2007, and the remaining $315.0 million will mature in 2012. We may not generate sufficient cash from operations to repay our convertible subordinated notes or satisfy any other of these obligations when they become due and may have to raise additional funds from the sale of equity or debt securities or otherwise restructure our obligations in order to do so. There can be no assurance that any such financing or restructuring will be available to us on commercially acceptable terms, if at all.

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

In the six month period ended June 30, 2006, both our former Chief Financial Officer and our Chief Executive Officer resigned. Although we believe our current Chief Financial Officer is very experienced and our interim Chief Executive Officer has been involved with the Company for a significant period of time as a prior executive officer and director, any delays or inefficiencies in the transition of responsibilities may also hinder our growth and progress. In addition, we are currently in the process of recruiting a new Chief Executive Officer and a prolonged delay in successfully recruiting this person or inefficiencies in the transition of duties may also hinder our growth and progress.

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

We have never had a profitable year and, through June 30, 2006, we have an accumulated deficit of approximately $998.5 million. We expect to continue to incur substantial and potentially increasing losses over at least the next few years as we expand our research and development efforts, testing activities and manufacturing operations, and as we further expand our late stage clinical and early commercial production facilities. Most of our potential products are in the early stages of development. Our revenues to date have consisted primarily of payments under short-term research and feasibility agreements and development contracts.

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

Our stock price is volatile. In the twelve-month period ending June 30, 2006, based on closing bid prices on the NASDAQ National Market, our stock price ranged from $14.66 to $22.75. We expect our stock price to remain volatile. A variety of factors may have a significant effect on the market price of our common stock, including:

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

There may be potential new accounting pronouncements or regulatory rulings, which may have an impact on our future financial position and results of operations. For example, in December 2004, the FASB issued an amendment to SFAS No. 123, Accounting For Stock-Based Compensation (“FAS 123R”). We have implemented this standard for the reporting period commencing January 1, 2006. FAS 123R eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25 (“APB 25”), and instead requires companies to recognize compensation expense using a fair-value based method for costs related to share-based payments including stock options, restricted stock awards, and employee stock purchase plans. The adoption of FAS 123R will materially impact our financial position and results of operations for future periods. In the quarter ended June 30, 2006, we recognized $14.4 million in share-based compensation expense. Our actual share-based compensation expense in 2006 and subsequent periods will be dependent on a number of factors, including the amount of awards granted, the fair value of those awards at the time of grant, the hiring of additional executives and other personnel, and the impact of any severance arrangements that we enter into during the course of the year. Also, a change in accounting pronouncements or taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. Other new accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practice have occurred and may occur in the future. Changes to existing rules, future changes, if any, or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business, which may also adversely affect our stock price.

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

In particular, our efforts to comply with Section 404 of SOX and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment has required, and continues to require, the commitment of significant financial and managerial resources. Our management determined, as of the year ended December 31, 2004, that we had a material weakness in our internal control over financial reporting and that our disclosure controls and procedures were not effective. We began our remediation efforts in the first half of 2005 and management continued to evaluate the effectiveness of our internal controls over financial reporting through December 31, 2005, when we concluded that there were no deficiencies in our internal control over financial reporting that would constitute a material weakness as of that date. Although we are making additional improvements in our internal controls over financial reporting including those made in the quarter ending June 30, 2006, in future periods we may conclude that we have one or more material weaknesses and remedying these material weaknesses may require significant additional financial and managerial resources and could result in a loss of investor confidence in our internal controls and financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

A.	The annual meeting of the stockholders was held on June 1, 2006.

B.	The following matters were voted upon at the annual meeting:

1.	To elect the following directors to hold office until the 2009 annual meeting of stockholders:

Nominee	In Favor	Withheld
Robert B. Chess	82,416,178	2,015,753
Susan Wang	80,498,266	3,933,665
Roy A. Whitfield	80,461,531	3,970,400

In addition to the directors elected above, Christopher A. Kuebler, Irwin Lerner, John S. Patton, Ph.D., Michael A Brown, and Joseph J. Krivulka continued to serve as directors after the annual meeting.

2.	To approve an amendment to our 2000 Equity Incentive Plan to increase the aggregate number of shares of common stock authorized for issuance under the plan by 7,000,000 shares.

For	Against	Abstain
37,698,339	23,266,204	145,363

3.	To ratify the selection by the audit committee of the board of directors of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006.

For	Against	Abstain
82,153,656	2,224,075	54,200

Item 5. Other Information

We file electronically with the Securities and Exchange Commission (“SEC”) our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, pursuant to Section 13(a) or 15(d) of the 1934 Act. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

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

Exhibit Number		Description of Documents
2.1	(1)	Agreement and Plan of Merger, dated June 4, 1998, by and between Inhale Therapeutic Systems, a California corporation, and Inhale Therapeutic Systems (Delaware), Inc., a Delaware corporation.

2.2	(5)	Recommended Offer, dated December 21, 2000, by Cazenove & Co. on behalf of Nektar Therapeutics for Bradford Particle Design plc.

2.3	(8)	Agreement and Plan of Merger and Reorganization, dated May 22, 2001, by and among Nektar Therapeutics, Square Acquisition Corp., Shearwater Corporation, Certain Shareholders of Shearwater Corporation and J. Milton Harris as Shareholders’ Agent.

2.4	(8)	Amendment to Agreement and Plan of Merger and Reorganization, dated June 21, 2001, by and among Nektar Therapeutics, Square Acquisition Corp., Shearwater Corporation, J. Milton Harris, as Shareholders’ Agent and a Designated Shareholder, and Puffinus, L.P.

3.1	(1)	Certificate of Incorporation of Inhale Therapeutic Systems (Delaware), Inc.

3.2	(1)	Bylaws of Nektar Therapeutics.

3.3	(3)	Certificate of Amendment of the Amended Certificate of Incorporation of Nektar Therapeutics.

3.4	(7)	Certificate of Designation of Series A Junior Participating Preferred Stock of Nektar Therapeutics.

3.5	(9)	Certificate of Designation of Series B Convertible Preferred Stock of Nektar Therapeutics.

3.6	(10)	Certificate of Ownership and Merger of Nektar Therapeutics.

4.1		Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.

4.2	(2)	Indenture, dated February 8, 2000, by and between Nektar Therapeutics, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.

4.3	(10)	Specimen Common Stock certificate.

4.4	(4)	Specimen warrants to purchase shares of Common Stock.

4.5	(6)	Indenture, dated October 17, 2000, by and between Nektar Therapeutics, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.

4.6	(7)	Rights Agreement, dated as of June 1, 2001, by and between Nektar Therapeutics and Mellon Investor Services LLC., as Rights Agent.

4.7	(7)	Form of Right Certificate.

4.8	(11)	Resale Registration Rights Agreement, dated June 30, 2003, by and among Nektar Therapeutics, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Lehman Brothers Inc., Friedman, Billings, Ramsey & Co. Inc. and SG Cowen Securities Corporation

4.9	(12)	Resale Registration Rights Agreement, dated October 9, 2003, by and among Nektar Therapeutics and the entities named therein.

10.1	(13)	Nektar Therapeutics 2000 Equity Incentive Plan, as amended.

10.2(14)	Settlement Agreement and General Release, dated June 30, 2006, by and between The Board of Trustees of the University of Alabama, The University of Alabama in Huntsville, Nektar Therapeutics AL, Corporation, Nektar Therapeutics and J. Milton Harris.

31.1(14)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(14)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1(14)	Section 1350 Certifications.

(1)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
(2)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 1999.
(3)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(4)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
(5)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 11, 2001.
(6)	Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-3 (No. 333-53678), filed on January 12, 2001.
(7)	Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on June 4, 2001.
(8)	Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on July 10, 2001.
(9)	Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on January 8, 2002.
(10)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 23, 2003.
(11)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on July 2, 2003.
(12)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on November 3, 2003.
(13)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on June 7, 2006.
(14)	Filed herewith.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ Robert B. Chess
Robert Chess
Acting Chief Executive Officer and President, and Director

Date: August 9, 2006

By:	/s/ LOUIS DRAPEAU
Louis Drapeau
Senior Vice President, Finance, and Chief Financial Officer

Date: August 9, 2006

EXHIBIT INDEX

Except as so indicated in Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number		Description of Documents

2.1	(1)	Agreement and Plan of Merger, dated June 4, 1998, by and between Inhale Therapeutic Systems, a California corporation, and Inhale Therapeutic Systems (Delaware), Inc., a Delaware corporation.

2.2	(5)	Recommended Offer, dated December 21, 2000, by Cazenove & Co. on behalf of Nektar Therapeutics for Bradford Particle Design plc.

2.3	(8)	Agreement and Plan of Merger and Reorganization, dated May 22, 2001, by and among Nektar Therapeutics, Square Acquisition Corp., Shearwater Corporation, Certain Shareholders of Shearwater Corporation and J. Milton Harris as Shareholders’ Agent.

2.4	(8)	Amendment to Agreement and Plan of Merger and Reorganization, dated June 21, 2001, by and among Nektar Therapeutics, Square Acquisition Corp., Shearwater Corporation, J. Milton Harris, as Shareholders’ Agent and a Designated Shareholder, and Puffinus, L.P.

3.1	(1)	Certificate of Incorporation of Inhale Therapeutic Systems (Delaware), Inc.

3.2	(1)	Bylaws of Nektar Therapeutics.

3.3	(3)	Certificate of Amendment of the Amended Certificate of Incorporation of Nektar Therapeutics.

3.4	(7)	Certificate of Designation of Series A Junior Participating Preferred Stock of Nektar Therapeutics.

3.5	(9)	Certificate of Designation of Series B Convertible Preferred Stock of Nektar Therapeutics.

3.6	(10)	Certificate of Ownership and Merger of Nektar Therapeutics.

4.1		Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.

4.2	(2)	Indenture, dated February 8, 2000, by and between Nektar Therapeutics, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.

4.3	(10)	Specimen Common Stock certificate.

4.4	(4)	Specimen warrants to purchase shares of Common Stock.

4.5	(6)	Indenture, dated October 17, 2000, by and between Nektar Therapeutics, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.

4.6	(7)	Rights Agreement, dated as of June 1, 2001, by and between Nektar Therapeutics and Mellon Investor Services LLC., as Rights Agent.

4.7	(7)	Form of Right Certificate.

4.8	(11)	Resale Registration Rights Agreement, dated June 30, 2003, by and among Nektar Therapeutics, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Lehman Brothers Inc., Friedman, Billings, Ramsey & Co. Inc. and SG Cowen Securities Corporation

4.9	(12)	Resale Registration Rights Agreement, dated October 9, 2003, by and among Nektar Therapeutics and the entities named therein.

10.1(13)	Nektar Therapeutics 2000 Equity Incentive Plan, as amended.

10.2(14)	Settlement Agreement and General Release, dated June 30, 2006, by and between The Board of Trustees of the University of Alabama, The University of Alabama in Huntsville, Nektar Therapeutics AL, Corporation, Nektar Therapeutics and J. Milton Harris.

31.1(14)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(14)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1(14)	Section 1350 Certifications.

(1)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
(2)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 1999.
(3)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(4)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
(5)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 11, 2001.
(6)	Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-3 (No. 333-53678), filed on January 12, 2001.
(7)	Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on June 4, 2001.
(8)	Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on July 10, 2001.
(9)	Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on January 8, 2002.
(10)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 23, 2003.

(11)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on July 2, 2003.
(12)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on November 3, 2003.
(13)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on June 7, 2006.
(14)	Filed herewith.