Form 10-Q
period 2006-09-30
NEKTAR THERAPEUTICS
filed 2006-11-08
CIK 906709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2006

or,

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 90,295,638 on November 2, 2006.

NEKTAR THERAPEUTICS

Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of this quarterly report, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including but not limited to the risk factors set forth in Item 1A and for the reasons described elsewhere in this quarterly report. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof and we do not intend to update any forward-looking statements except as required by law or applicable regulations.

Trademarks

All Nektar brand and product names contained in this document are trademarks or registered trademarks of Nektar Therapeutics in the United States and other countries. All references to Exubera in this document are to a registered trademark owned by Pfizer Inc.

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements – unaudited:

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2006	December 31, 2005
	unaudited	(1)
ASSETS
Current assets:
Cash and cash equivalents	$157,668	$261,273
Short-term investments	323,940	214,928
Accounts receivable, net of allowance for doubtful accounts and sales returns of $886 and $70 at September 30, 2006 and December 31, 2005, respectively	31,849	8,205
Inventory	15,795	18,627
Other current assets	17,180	16,810

Total current assets	546,432	519,843

Investments in marketable securities	9,342	90,222
Property and equipment, net	136,580	142,127
Goodwill	78,431	78,431
Other intangible assets, net	9,831	13,452
Other assets	9,404	14,479

Total assets	$790,020	$858,554

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,761	$18,895
Accrued expenses	28,607	20,988
Other liabilities	3,878	9,952
Interest payable	1,387	3,791
Capital lease obligations	604	482
Convertible subordinated notes and debentures	36,026	—
Deferred revenue	18,066	15,487

Total current liabilities	95,329	69,595
Convertible subordinated notes and debentures	381,627	417,653
Capital lease obligations	19,814	20,276
Deferred revenue	23,278	8,374
Other long-term liabilities	15,994	13,436
Accrued rent	2,295	2,409

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, 10,000 shares authorized Convertible Series B, $0.0001 par value: 40 shares designated; 20 shares issued and outstanding December 31, 2005; Liquidation preference of $19,945 at December 31, 2005	—	—
Common stock, $0.0001 par value; 300,000 authorized; 90,177 shares and 87,707 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	9	9
Capital in excess of par value	1,269,341	1,233,690
Deferred compensation	—	(2,949)
Accumulated other comprehensive loss	471	(1,707)
Accumulated deficit	(1,018,138)	(902,232)

Total stockholders’ equity	251,683	326,811

Total liabilities and stockholders’ equity	$790,020	$858,554

(1)	Derived from audited consolidated financial statements at this date.

The accompanying notes are an integral part of these condensed financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenue:
Contract research revenue	$15,111	$23,657	$44,250	$62,737
Product sales and royalty revenue	41,451	8,450	98,005	20,313
Exubera commercialization readiness revenue	2,070	4,247	5,559	10,348

Total revenue	58,632	36,354	147,814	93,398

Operating costs and expenses:
Cost of goods sold	30,137	6,125	73,821	16,813
Exubera commercialization readiness costs	1,042	3,075	3,126	8,035
Research and development	34,985	38,591	108,016	109,321
General and administrative	14,442	10,948	60,878	30,193
Litigation settlement	—	—	17,710	—
Amortization of other intangible assets	708	982	3,331	2,945

Total operating costs and expenses	81,314	59,721	266,882	167,307

Loss from operations	(22,682)	(23,367)	(119,068)	(73,909)

Interest income	6,060	2,899	17,316	7,683
Interest expense	(5,255)	(2,992)	(15,335)	(8,908)
Loss on extinguishment of debt	—	(303)	—	(303)
Other income (expense), net	2,273	(32)	1,181	(1,435)

Loss before provision for income taxes	(19,604)	(23,795)	(115,906)	(76,872)

Provision for income taxes	—	—	—	—

Net loss	$(19,604)	$(23,795)	$(115,906)	$(76,872)

Basic and diluted net loss per share	$(0.22)	$(0.28)	$(1.29)	$(0.90)

Shares used in computing basic and diluted net loss per share	90,017	86,228	89,550	85,331

The accompanying notes are an integral part of these condensed financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine months ended September 30,
	2006	2005
Cash flows used in operating activities:
Net loss	$(115,906)	$(76,872)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	19,962	13,368
Amortization of other intangible assets	3,621	3,381
Amortization of debt issuance costs	1,783	624
Amortization of deferred compensation	—	1,380
Amortization of gain related to sale of building	(655)	(715)
Loss on termination of capital lease	—	1,137
Loss on disposal of fixed assets	436	—
Impairment of fixed assets	1,489	—
Non-cash compensation for employee retirement plans	1,428	1,096
Stock-based compensation	25,114	179
Loss on early extinguishment of debt	—	303
Increase in provision for doubtful accounts and sales returns reserve	816	169

Changes in assets and liabilities:
Decrease (increase) in trade accounts receivable	(24,459)	(1,893)
Decrease (increase) in inventories	2,832	(2,460)
Decrease (increase) in prepaids and other assets	1,725	1,894
Increase (decrease) in accounts payable	(12,134)	1,587
Increase (decrease) in accrued expenses	7,619	179
Increase (decrease) in interest payable	(2,404)	(646)
Increase (decrease) in deferred revenue	17,483	(4,536)
Increase (decrease) in other liabilities	4,311	(48)

Net cash used in operating activities	(66,939)	(61,873)

Cash flows from investing activities:
Purchases of investments	(296,806)	(150,327)
Sales of investments	—	88,950
Maturities of investments	270,962	184,885
Purchases of property and equipment	(16,023)	(11,261)

Net cash provided by (used in) investing activities	(41,867)	112,247

Cash flows from financing activities:
Payments of loan and capital lease obligations	(7,627)	(1,722)
Proceeds from convertible subordinated notes	—	305,645
Repurchase of convertible subordinated notes	—	(70,964)
Issuance of common stock, net of issuance costs	—	31,563
Issuance of common stock related to employee stock option exercises and employee stock purchase plan	12,058	10,268

Net cash provided by financing activities	4,431	274,790

Effect of exchange rates on cash and cash equivalents	769	(11)

Net increase (decrease) in cash and cash equivalents	(103,605)	325,153

Cash and cash equivalents at beginning of period	261,273	32,064

Cash and cash equivalents at end of period	$157,668	$357,217

Non-cash Investing and Financing Activities:
Deferred compensation	$2,949	$2,039

The accompanying notes are an integral part of these condensed financial statements.

NEKTAR THERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(unaudited)

Note 1—Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

Our Company was originally incorporated in California in 1990 and was reincorporated in Delaware in 1998. In January 2003, we changed our name from Inhale Therapeutic Systems, Inc. to Nektar Therapeutics.

We are a biopharmaceutical company developing breakthrough products that make a difference in patients’ lives. We create differentiated, innovative products by applying our drug delivery technologies to established or novel medicines. Our leading technologies are the Nektar Pulmonary Technology and Nektar Advanced PEGylation Technology. These two technology platforms form the basis of nearly all of the partnered and proprietary products we currently have in preclinical and clinical development. Nine products using these technologies have received regulatory approval in the United States or in the European Union. We are also engaged in exploratory development with other early stage technologies. In June of 2006 we terminated the research and development activity related to the Nektar Super Critical Fluids Technology.

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

Principles of Consolidation

Our condensed consolidated financial statements include the financial position and results of operations and cash flows of our wholly-owned subsidiaries: Nektar Therapeutics AL, Corporation (“Nektar AL”); Nektar Therapeutics UK, Ltd. (“Nektar UK”), Nektar Therapeutics (India) Private Limited, Inhale Therapeutic Systems Deutschland GmbH (“Inhale Germany”), and Aerogen Inc. All intercompany accounts and transactions have been eliminated in consolidation.

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

Segment, Significant Customer, and Geographic Information

We report segment information in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. The Company is managed as one operating segment. The entire business is comprehensively managed by our Executive Committee which reports to the Chief Executive Officer. The Executive Committee is our chief operating decision maker. Our two primary technologies are marketed to a common customer base (pharmaceutical and biotechnology companies which are typically located in the U.S. and EU). Within this segment we have two reporting units, Nektar Pulmonary Technology and Nektar Advanced PEGylation Technology.

At December 31, 2005 we had three reporting units, Nektar Pulmonary Technology, Nektar Advanced PEGylation Technology, and Nektar Super Critical Fluids Technology. During the three-month period ended December 31, 2005, the assets of our subsidiary, Nektar Therapeutics UK, Ltd (Bradford) were determined to be significantly impaired, which resulted in a write off of $59.6 million of goodwill and $5.7 million of certain fixed assets. Bradfords primary focus was research and development related to the Company’s Super Critical Fluid Technology. These amounts represented a significant portion of the fair value of Bradford’s net assets as of December 31, 2005. In June of 2006 we terminated the research and development activities related to Nektar Super Critical Fluids Technology, and have closed down the material portion of the Bradford operation. In March 2006, the Bradford employees were provided retention and severance incentives most of which were paid as of June 30, 2006. The approximate costs of the retention and severance incentives were $2.9 million, all of which was expensed to research and development in the nine-month period ended September 30, 2006. In the course of winding-down our Bradford operations, we wrote off the remaining lab equipment in the amount of $1.2 million in the nine month period ended September 30, 2006. During the three month period ended September 30, 2006 we expensed approximately $1.0 million related to terminating our facility leases in the UK.

Our revenue is derived primarily from clients in the pharmaceutical and biotechnology industries. Revenue from Pfizer Inc represented 61% and 71% of total revenue for the three-month periods ended September 30, 2006 and September 30, 2005, respectively, and 61% and 68% of total revenue for the nine-month periods ended September 30, 2006 and September 30, 2005, respectively. Deferred revenue from Pfizer Inc, net of deferred costs, represented 27% and 42% of total net deferred revenue as of September 30, 2006 and December 31, 2005, respectively. Deferred revenue from Affymax represented 42% and nil of net deferred revenue as of September 30, 2006 and December 31, 2005, respectively. Product sales relate to Advanced PEGylation Technology and our inhaled insulin (Exubera) products.

Our accounts receivable balance contains trade receivables from product sales, collaborative research agreements, and Exubera commercialization readiness revenue. On September 30, 2006, two different customers represented 58% and 12%, respectively, of our accounts receivable. At December 31, 2005, two customers represented 49% and 10%, respectively, of our accounts receivable.

Revenues are derived from customers in the following geographic areas (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Contract research revenue
United States	$10,636	$22,250	$30,614	$59,421
All other countries	4,475	1,407	13,636	3,316

Total contract research revenue	$15,111	$23,657	$44,250	$62,737

Product sales and royalty revenue
United States	$36,283	$5,149	$87,538	$12,913
European countries	5,058	2,421	10,197	5,652
All other countries	110	880	270	1,748

Total product sales and royalty revenue	$41,451	$8,450	$98,005	$20,313

Exubera commercialization readiness revenue
United States	$2,070	$4,247	$5,559	$10,348

Total revenue	$58,632	$36,354	$147,814	$93,398

Significant Concentrations

Cash equivalents, short-term investments, and investments in marketable securities are financial instruments that potentially subject us to a concentration of risk. We limit our concentration of risk by diversifying our investments among a variety of industries and issuers and by limiting the average maturity to a period of one to two years. Our professional portfolio managers adhere to this investment policy as approved by our Board of Directors.

Our customers are primarily pharmaceutical and biotechnology companies that are located in the U.S. and EU. Our accounts receivable balance contains trade receivables from product sales and royalties, collaborative research agreements, and commercialization readiness revenue. We provide for an allowance for doubtful accounts by reserving for specifically identified doubtful accounts plus a percentage of past due amounts. We have not experienced significant credit losses from our accounts receivable or collaborative research agreements, and none are expected. We perform a regular review of our customer’s payment history and associated credit risk. We generally do not require collateral from our customers.

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

To limit our exposure to foreign currency exchange rate fluctuations with respect to British Pounds, we have periodically purchased British Pounds on the spot market and held them in a U.S. bank account. At September 30, 2006 and at December 31, 2005, we held British Pounds valued at approximately nil and $1.3 million, respectively, using the exchange rate as of period end. Such amount is included in cash and cash equivalents on our balance sheet. Gains and losses resulting from revaluing the British Pound at the current exchange rate are recorded in other income (expense) and were less than $0.1 million for the three-month periods ended September 30, 2006 and 2005, respectively, and $0.1 million and $0.3 million for the nine-month periods ended September 30, 2006 and 2005, respectively.

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

Goodwill

Goodwill is tested for impairment at the respective reporting unit level annually, or on an interim basis if an event occurs or circumstances change that would more-likely-than-not reduce the fair value below our carrying value. During the three-month and nine-month periods ended September 30, 2006 and 2005, we did not record impairment charges under SFAS No. 142, Goodwill and Other Intangible Assets, as no indicators of impairment were identified by management.

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss includes unrealized gains (losses) on available-for-sale securities and currency translation adjustments. The comprehensive loss consists of the following components, net of related tax effects (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net loss, as reported	$(19,604)	$(23,795)	$(115,906)	$(76,872)
Change in net unrealized gains/(losses) on available-for-sale securities	987	(169)	1,239	15

Net unrealized gains reclassified into earnings	—	—	—	—
Translation adjustment	893	(171)	939	(866)

Total comprehensive loss	$(17,724)	$(24,135)	$(113,728)	$(77,723)

The components of accumulated other comprehensive loss are as follows:

	September 30, 2006	December 31, 2005
Unrealized losses on available-for-sale securities	$(718)	$(1,957)
Translation adjustment	1,189	250

Total accumulated other comprehensive loss	$471	$(1,707)

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

Product revenues from Exubera Inhalation Powder and Inhalers are primarily derived from the cost-plus manufacturing and supply agreement with Pfizer Inc, are subject to quarterly manufacturing variable adjustments, and are recognized at the earlier of acceptance of products by Pfizer Inc or sixty days from shipment. Exubera product revenues for the three and nine month periods ended September 30, 2006 were $26.9 million and $62.5 million, respectively. Product revenues and the related cost of goods for products that were shipped to Pfizer Inc but have not been recognized within sixty days are recorded as deferred revenue, net of the deferred costs. At September 30, 2006, we had deferred Exubera product revenue of $27.7 million and deferred cost of goods sold of $21.3 million, or net deferred Exubera product revenue of $6.4 million. As we did not commence shipments of Exubera until the first quarter of 2006, there were no deferred commercial revenues at December 31, 2005.

Exubera commercialization readiness revenue represents reimbursement, by Pfizer Inc, of certain agreed upon operating costs relating to our Exubera drug powder manufacturing facilities and our device contract manufacturing locations in preparation for commercial production, plus a markup on such costs. Such reimbursable revenue will not necessarily equal actual costs incurred which are expensed as Exubera commercialization readiness costs. Exubera commercialization readiness revenue for the three-month periods ended September 30, 2006, and September 30, 200,5 were $2.1 million and $4.2 million, respectively. Exubera commercialization readiness revenue for the nine-month periods ended September 30, 2006 and September 30, 2005 were $5.6 million and $10.3 million, respectively.

The allowance for sales returns was $0.2 million and nil as of September 30, 2006 and December 31, 2005, respectively.

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

In general, we have the right to terminate our CRO contracts at anytime and we are generally only liable for actual effort expended by the CRO through termination, regardless of payment status. Through September 30, 2006, differences between actual and estimated activity levels for any particular study were not significant enough to require a material adjustment.

Income Taxes

We account for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Because of our lack of earnings history, the net deferred tax assets for our operations outside of Nektar AL have been fully offset by a valuation allowance.

We did not record a provision for income taxes for the three-month and nine-month periods ended September 30, 2006, and September 30, 2005, respectively, because our consolidated entity and respective subsidiaries had net losses for these periods.

Net Loss Per Share

Basic net loss per share is calculated based on the weighted-average number of common shares outstanding during the period presented.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Numerator:
Net loss	$(19,604)	$(23,795)	$(115,906)	$(76,872)

Denominator:
Weighted average number of common shares outstanding	90,017	86,228	89,550	85,331

Net loss per share - basic and diluted	$(0.22)	$(0.28)	$(1.29)	$(0.90)

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

	September 30,
	2006	2005
Warrants	—	21
Options and restricted stock units	22,005	16,779
Convertible preferred stock	—	1,023
Convertible debentures and notes	16,896	16,896

Total	38,901	34,719

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), an interpretation of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (FAS 109). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective beginning with the first annual period after December 15, 2006. We are still evaluating what impact, if any, the adoption of this standard will have on our financial position or results of operations.

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

Cash equivalents, short term investments, and investments in marketable securities (collectively “investments”) consist of federal and municipal government securities, corporate bonds, and commercial paper with A1, F1, or P1 short-term ratings and A or better long-term ratings with remaining maturities at date of purchase of greater than ninety days. Investments with maturities greater than one year are classified as long-term and represent investments of cash that are reasonably expected to be realized in cash and are available for use, if needed, in current operations.

As of September 30, 2006 and December 31, 2005, we held a portfolio exclusively of debt securities. Certain of these securities have a fair value less than their amortized cost. We have recorded the difference between the amortized cost and fair value as a component of accumulated other comprehensive income. Management has concluded that no impairment should be recognized related to these investments because the unrealized losses incurred to date are considered temporary. Management has reached this conclusion based upon its intention to generally hold all debt investments with an unrealized loss until maturity at which point they are redeemed at full par value, a history of actually holding the majority of our investments to maturity, and our strategy of aligning of the maturity of our debt investments to meet our cash flow needs. Therefore, we have the ability and intent to hold all of our debt investments to maturity.

At September 30, 2006, all investments are designated as available-for-sale and are carried at fair value, with unrealized gains and losses, net of tax, reported in stockholders’ equity as accumulated other comprehensive loss. Investments are adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities, if any, are included in other income (expense). The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

We determine the fair value amounts by using available market information. As of September 30, 2006, and December 31, 2005, the average portfolio duration was approximately one year, and the contractual maturity of any single investment did not exceed twenty-four months. Investments with maturities greater than two years are classified as available for sale when they represent investments of cash that are reasonably expected to be realized in cash and are available for use in current operations. There were less than $0.1 million gross unrealized gains on available for sale securities at September 30, 2006, and December 31, 2005. The gross unrealized losses on available for sale securities at September 30, 2006, and December 31, 2005, were approximately $0.7 million and $2.0 million, respectively. As of September 30, 2006, there were 44 securities that had been in a loss position for twelve months or more and which had a fair value of $60.8 million and an unrealized loss of $0.3 million. As of December 31, 2005, there were 58 securities that had been in a loss position for twelve months or more and which had a fair value of $103.9 million and an unrealized loss of $0.5 million.

The following is a summary of operating cash and available-for-sale securities as of September 30, 2006 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and Available-for-Sale Securities
Obligations of U.S. government agencies	$28,980	$—	$(82)	$28,898
U.S. corporate commercial paper	251,392	11	(147)	251,256
Obligations of U.S. corporations	154,342	4	(505)	153,841
Repurchase agreements	46,136	—	—	46,136
Cash and other debt securities	10,819	—	—	10,819

	$491,669	$15	$(734)	$490,950

Amounts included in cash and cash equivalents	$157,732	$4	$(68)	$157,668
Amounts included in investments (one year or less to maturity)	324,559	11	(630)	323,940
Amounts included in investments (one to two years to maturity)	9,378	—	(36)	9,342

Total Cash and Available-for-Sales Securities	$491,669	$15	$(734)	$490,950

The following is a summary of operating cash and available-for-sale securities as of December 31, 2005 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and Available-for-Sale Securities
Obligations of U.S. government agencies	$123,679	$—	$(631)	$123,048
U.S. corporate commercial paper	179,790	9	(202)	179,597
Obligations of U.S. corporations	180,253	—	(1,125)	179,128
Obligations of non-U.S. corporations	2,983	—	(8)	2,975
Repurchase agreements	64,199	—	—	64,199
Cash and other cash equivalents	17,476	—	—	17,476

	$568,380	$9	$(1,966)	$566,423

Amounts included in cash and cash equivalents	$261,466	$9	$(202)	$261,273
Amounts included in short-term investments (one year or less to maturity)	215,942	—	(1,014)	214,928
Amounts included in investments in marketable securities (one to two years to maturity)	90,972	—	(750)	90,222

	$568,380	$9	$(1,966)	$566,423

At September 30, 2006 and December 31, 2005, we had letter of credit arrangements and a bank guarantee with certain financial institutions and vendors including our landlord totaling $2.7 million, which are secured by investments which total a similar amount.

Note 3 - Inventories

Inventories are stated at the lower of cost or market and are computed on a first-in, first-out basis. Inventories are reflected net of reserves of $3.8 million and $3.1 million as of September 30, 2006 and December 31, 2005, respectively. Reserves are determined using specific identification plus an estimated reserve against finished goods for potential defective or excess inventory based on historical experience. The following is a breakdown of net inventory (in thousands):

	September 30, 2006	December 31, 2005
Raw materials	$10,282	$8,050
Work-in-process	5,115	2,740
Finished goods	398	7,837

Total inventories	$15,795	$18,627

Note 4 – Other Current Assets

Other current assets consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Other accounts receivable	$3,639	$4,291
Interest receivable	2,350	3,546
Prepaid commercialization, net	4,168	4,168
Other	7,023	4,805

Total other current assets	$17,180	$16,810

Note 5 – Other Intangible Assets

The components of our other intangible assets at September 30, 2006, are as follows (in thousands, except for years):

	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Core technology	5	$7,170	$1,315	$5,855
Developed product technology	5	2,900	2,900	—
Intellectual property	5-7	3,171	3,058	113
Supplier and customer relations	5	7,630	3,767	3,863

Total		$20,871	$11,040	$9,831

Amortization expense related to other intangible assets totaled $0.7 million and $1.1 million for the three-month periods ended September 30, 2006 and 2005, respectively (approximately $0.1 million was included in cost of sales for the three-month periods ended September 30, 2006 and 2005). Amortization expense related to other intangible assets totaled $3.6 million and $3.4 million for the nine-month periods ended September 30, 2006 and 2005, respectively (approximately $0.4 million was included in cost of sales for the nine-month periods ended September 30, 2006 and 2005, respectively). The following table presents expected future amortization expense for other intangible assets until they are fully amortized (in thousands):

Years Ending December 31,
Remainder of 2006	$708
2007	2,380
2008	2,380
2009	2,380
2010	1,983

$9,831

Note 6 – Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Accrued compensation	$12,230	$10,385
Accrued manufacturing costs	6,797	—
Accrued general and administrative expense (other than compensation)	5,060	1,498
Accrued research and development expenses (other than compensation)	3,646	6,598
Accrued other	874	2,507

Total accrued expenses	$28,607	$20,988

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

The Company recorded approximately $2.9 million or $0.03 per share, and $13.3 million or $0.15 per share, of recurring share-based compensation expense for the three and nine month periods ended September 30, 2006 as required by the provisions of SFAS 123R. These amounts were primarily related to grants of stock options and restricted stock units (“RSUs”) and are calculated on a straight-line basis over the vesting periods of the related stock awards. In addition the Company recorded approximately $0.6 million or $0.01 per share, and $11.8 million or $0.13 per share, of share-based compensation expense for the three-month and nine month periods ended September 30, 2006, related to acceleration of stock grants in connection with severance agreements with executives. Share-based compensation expense for purchases under the ESPP are recognized based on the estimated fair value of the common stock during each offering period and the percentage of the purchase discount. These charges had no impact on the Company’s reported cash flows. In addition, during the three-month and nine-month periods ended September 30, 2005, the Company recorded approximately $0.5 million and $1.4 million, respectively, of stock compensation expense pursuant to APB 25 associated with the amortization of deferred stock compensation related to the vesting of stock options and RSUs that were granted at prices below the fair market value at the date of grant. Share-based compensation cost is allocated among the following categories:

	Three months ended September 30, 2006	Nine months ended September 30, 2006
Inventory	$281	$689
Cost of goods sold	453	$784
Research and development	1,507	$7,548
General and administrative expenses	1,274	$16,093

Total	$3,515	$25,114

Under the modified prospective method of transition under SFAS 123R, the Company is not required to restate its prior period financial statements to reflect expensing of share-based compensation under SFAS 123R. Therefore, the results for the three-month and nine month periods ended September 30, 2006 are not directly comparable to the same periods in the prior year.

As required by SFAS 123R, the Company has presented pro forma disclosures of its net loss and net loss per share for the prior year periods assuming the estimated fair value of the options granted prior to January 1, 2006 is amortized to expense over the option-vesting period as presented below.

	Three months ended September 30, 2005	Revised Nine months ended September 30, 2005
Net loss, as reported	$(23,795)	$(76,872)
Add: Share-based employee compensation expense included in reported net loss	474	1,380
Less: Total share-based employee compensation expense determined under fair value based method for all options and RSUs granted	(5,943)	(17,938)

Pro forma net loss	$(29,264)	$(93,430)

Net loss per share:
Basic and diluted - as reported	$(0.28)	$(0.91)
Basic and diluted - pro forma	$(0.34)	$(1.10)

The revised reported pro forma net loss for the nine month period ended September 30, 2005 was decreased by approximately $2.4 million for options exchanged under stock option exchange programs and adjustments from computational corrections.

For purposes of disclosure in the foregoing table and for purposes of determining estimated fair value under SFAS 123R, the Company has computed the estimated fair values of all share-based compensation using the Black-Scholes option pricing model and has applied the assumptions set forth in the following table. The Company increased the estimated life of stock options granted beginning in fiscal 2006 as a result of guidance from the SEC as contained in Staff Accounting Bulletin No. 107 permitting the initial application of a “simplified” method, which is based on the average of the vesting term and the term of the option. Previously, the Company calculated the estimated life based on the expectation that options would be exercised within five years on average. The Company based its estimate of expected volatility for options granted in fiscal year 2006 and 2005 on daily historical trading data of its common stock equivalent to the expected term of the respective share based grant. Generally the share based grants have expected terms ranging from 38 months to 64 months. The following tables list assumptions used to calculate the fair value of stock options and ESPP purchases:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Employee Stock Option

Average risk-free interest rate	4.9%	4.0%	4.9%	3.8%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility factor	0.64	0.70	0.64	0.73
Weighted average option life (years)	5.3 years	4.5 years	5.3 years	4.5 years

	Nine months ended September 30,
	2006	2005
ESPP

Average risk-free interest rate	5.2%	2.4%
Dividend yield	0.0%	0.0%
Volatility factor	0.33	0.65
Weighted average option life (years)	0.5 years	0.42 years

Generally, the fair value of RSUs approximates the market value of the underlying shares at the date of grant. The exercise price of our RSUs is $0.01. The weighted average life of the 2006 RSUs is estimated to be 2.4 years.

The total share-based compensation cost is derived from the Black-Scholes valuation as adjusted for the estimated historical forfeiture rate for the respective grant. The Company has separated the employee population into two groups: (1) executive management and board members (executives) and (2) all other employees (staff). For the period ended September 30, 2006, the annual forfeiture rate for executives and staff was calculated to be 4.7% and 7.4%, respectively.

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

A summary of option activity under the Plan as of September 30, 2006, and changes during the nine months then ended is presented below.

Summary of the Stock Options

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In millions)
Outstanding balance, December 31, 2005	13,249	$17.85
Granted	975	$18.21
Exercised	(1,148)	$9.00
Forfeited or expired	(1,034)	$21.04

Outstanding balance, September 30, 2006	12,042	$18.45	4.95	$222.2

Exercisable shares as of September 30, 2006	9,027	$19.36	5.47	$174.8

The weighted-average, grant-date fair value of options granted during the nine-month period ended September 30, 2006 was $10.75 based on the Black-Scholes option pricing model on the date of grant. The total intrinsic value of options exercised during the nine-month period ended September 30, 2006 was approximately $9.8 million and represents the difference between the exercise price of the option and the closing market price of the Company’s common stock on the dates exercised.

A summary of the status of the Company unvested shares as of September 30, 2006, and changes during the nine-month period then ended is presented below.

Unvested Stock Options Issued Under the Option Plans

	Unvested Shares	Weighted- Average Grant- Date Fair Value
Unvested balance, December 31, 2005	3,866	$14.74
Granted	975	$18.21
Vested, net	(792)	$17.26
Forfeited	(1,034)	$21.04

Unvested balance, September 30, 2006	3,015	$14.75

Aggregate Unrecognized Share-Based Compensation Expense

As of September 30, 2006 there was approximately $37.7 million of aggregate unrecognized compensation expense related to unvested share-based compensation arrangements under the Option Plans. This total unrecognized expense is expected to be recognized over a weighted-average period of approximately 2.7 years as follows:

Fiscal Year	(in millions)
2006 - remaining periods	$4.7
2007	$13.8
2008	$9.1
2009	$6.2
2010 and thereafter	$3.9

$37.7

During the period ended March 31, 2006, we issued performance-based RSU awards totaling 997,300 shares of our common stock to certain employees. The performance-based RSU awards are settled by delivery of shares of our common stock on or shortly after the date the awards vest. When issued, these performance-based RSU awards were expected to become fully vested upon achieving three pre-determined performance milestones which were expected to occur over a period of 40 months from the grant date. In the period ended September 30, 2006 management determined that the performance criteria for the third milestone representing 40% of the total awards were not obtainable within the life of the respective grants. The remaining awards representing 60% of the March 31, 2006 awards will become fully vested upon achieving two pre-determined performance milestones which are estimated to occur over a period of 27 months. In connection with the remaining performance-based RSU awards, we recorded compensation expense of $0.4 million and $0.9 million in the three-month and nine-month periods ended September 30, 2006, which represents the vested portion at the fair market value of the RSUs on the date of grant.

In March 2005, we issued RSU awards totaling 110,000 shares of our common stock to certain employees on a time-based vesting schedule. These RSU awards are settled by delivery of shares of our common stock on or shortly after the date the awards vest. The RSU awards become fully vested over a period of 36 to 48 months. In connection with these RSU awards, we recorded compensation expense of $0.3 million and $1.0 million in the three-month and nine-month periods ended September 30, 2006, which represents the vested portion at the fair market value of the RSUs on the date of grant.

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

Manufacturing and Supply Agreement with Contract Manufacturers

We have a Manufacturing and Supply Agreement with our contract manufacturers to provide for the manufacturing of our pulmonary inhaler device for Exubera. We have agreed to defend, indemnify, and hold harmless the contract manufacturers from and against third party liability arising out of the agreement, including product liability and infringement of intellectual property. There is no limitation on the potential amount of future payments we could be required to make under these indemnification obligations. We have never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. If any of our indemnification obligations is triggered, we may incur substantial liabilities. Because the obligated amount of this agreement is not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated.

Collaboration Agreements for Pulmonary Products

As part of our collaboration agreements with our partners for the development, manufacture, and supply of products based on our Pulmonary Technology, we generally agree to defend, indemnify, and hold harmless our partners from and against third party liabilities arising out of the agreement, including product liability and infringement of intellectual property. The term of these indemnification obligations is generally perpetual any time after execution of the agreement. There is no limitation on the potential amount of future payments we could be required to make under these indemnification obligations. To date we have not incurred significant costs to defend lawsuits or settle claims related to these indemnification obligations. If any of our indemnification obligations is triggered, we may incur substantial liabilities. Because the obligated amount under these agreements is not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. No liabilities have been recorded for these obligations on our balance sheet as of September 30, 2006 or December 31, 2005.

License, Manufacturing and Supply Agreements for Products Based on our Advanced PEGylation Technology

As part of our license, manufacturing, and supply agreements with our partners for the development and/or manufacture and supply of PEG reagents based on our Advanced PEGylation Technology, we generally agree to defend, indemnify, and hold harmless our partners from and against third party liabilities arising out of these agreements, including product liability and infringement of intellectual property. The term of these indemnification obligations is generally perpetual any time after execution of the agreement. There is no limitation on the potential amount of future payments we could be required to make under these indemnification obligations. We have never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. If any of our indemnification obligations are triggered, we may incur substantial liabilities. Because the obligated amount under these agreements is not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheet as of September 30, 2006 or December 31, 2005.

Minimum purchase commitment

We have an agreement with a vendor for minimum purchases of raw materials in the amount of $0.9 million per year through Fiscal year 2009, or a total minimum purchase commitment of $2.7 million.

Lease Restoration

We have several leases for our facilities in multiple locations. In the event that we do not exercise our option to extend the term of the lease, we guarantee certain costs to restore the property to certain conditions in place at the time of lease. We believe the estimated fair value of this guarantee is not material to our operations. As a result of terminating our research and development efforts in the U.K., we recorded a $0.6 million expense in the three-and-nine month periods ended September 30, 2006, related to the lease restoration of our Bradford facilities.

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

Overview

We are a biopharmaceutical company developing breakthrough products intended to make a difference in patients’ lives. We create differentiated, innovative products by applying our drug delivery technologies to established or novel medicines. Our leading technologies are Nektar Pulmonary Technology and Nektar Advanced PEGylation Technology. Nine products using these technologies have received regulatory approval in the United States (U.S.) or the European Union (EU). Our two technology platforms form the basis of nearly all of the partnered and proprietary products we currently have in preclinical and clinical development.

We create or enable breakthrough products in two ways. First, we develop products in collaboration with pharmaceutical and biotechnology companies that seek to improve and differentiate their products. Second, we apply our technologies to established medicines to create and develop our own differentiated, proprietary products. Our proprietary products are designed to target serious diseases in novel ways. We believe that both, our proprietary and collaborative products, have the potential to raise the standards of current patient care by improving efficacy, safety, and/or ease-of-use.

Exubera (insulin human [rDNA origin]) Inhalation Powder is a rapid-acting, powder form of human insulin that is inhaled normally through the mouth into the lungs prior to eating using the hand-held Exubera Inhaler. Exubera is the lead product using our Nektar Pulmonary Technology in partnership with Pfizer. We believe Exubera has the potential to substantially improve insulin therapy as it provides adults with Type 1 and Type 2 diabetes in the U.S. and the EU with the first non-invasive delivery form of insulin. Exubera was approved for marketing in January 2006 in both the U.S. and the EU.

The commercial success of Exubera will be a critical factor in us achieving our profitability objective and for us to be able to fund the key elements of our business strategy. Like any product in the early stages of commercial roll-out, there are a number of uncertainties with respect to the commercial success of Exubera, including the timing and success of the commercial launch of Exubera by Pfizer Inc in various markets, physician and patient education and experiences, third party payor reimbursement, country specific pricing approvals, manufacturing and supply execution, and other risks and uncertainties identified in this report We expect our future revenues to come increasingly from the manufacture and sale of Exubera Inhalation Powder and Inhalers and royalties from end user sales by Pfizer Inc.

Our manufacturing revenues received from Pfizer for Exubera Inhalation Powder and Inhalers are calculated on a cost-plus basis. Because our manufacturing costs are substantially fixed, we anticipate Exubera manufacturing revenues will be relatively consistent in future periods based on current manufacturing capacity. Exubera royalty revenue levels will depend on the level of Exubera product sales to end users and Pfizer’s cost of goods for Exubera. On October 19, 2006, Pfizer announced that the next phase of the commercial roll-out of Exubera to primary care physicians previously schedule for November 2006 would begin in January 2007. Because the Exubera commercial roll-out is in its early phases, we do not yet have visibility on the level of Exubera end user sales product sales or expected royalty revenues.

Currently, we are the exclusive manufacturer of the Exubera Inhalation Powder. Under the collaboration agreement, Pfizer can manufacture up to one-half of the Exubera Inhalation Powder and also has responsibility for the automated filling of all insulin blister packs for the Exubera Inhaler and packaging of the Exubera product. Pfizer has an Exubera Inhalation Powder manufacturing facility and will likely manufacture a portion of the Exubera Inhalation Powder in the future. On October 19, 2006, Pfizer announced that it had experienced scale up issues in manufacturing large-scale quantities of the Exubera product due to the complex Exubera manufacturing process which requires highly automated and specialized engineered Pfizer equipment. Although we have been successful at meeting our Exubera Inhalation Powder and Inhaler manufacturing objectives to date, continued manufacturing execution by Nektar is very important to supporting Pfizer’s requirements. Commercial scale manufacturing execution by both Nektar and Pfizer remains an important factor in meeting Exubera market demand and meeting our financial objectives.

We continue to make significant investments in our proprietary product programs which will comprise a substantial portion of our research and development spending. Our current strategy is to develop a portfolio of proprietary products that is intended to address critical unmet medical needs by exploiting our know-how and technology in combination with established medicines. We intend to continue our strategy of partnering these potential products with pharmaceutical and biotechnology companies in various stages of their development in an effort to help fund the investment of our proprietary product programs. Our decision as to when to seek partners for our proprietary products will be made on a product-by-product basis and such decisions will have an important impact on our future revenues, research and development spending, and financial position. In this regard, we are currently seeking collaboration partners for two of our proprietary product programs and the success and timing of these partnering efforts will affect our research and development expense levels and revenues in 2007 and beyond.

We will continue to seek collaborative arrangements with pharmaceutical and biotechnology companies. Our partnering strategy enables us to develop a large and diversified pipeline of drug products using our technologies. To date the revenues we have received from the sales of our partner products have been insufficient to meet our operating and other expenses. Other than revenues we expect to generate from Exubera, we do not anticipate receiving sufficient amounts of revenue from other partner product sales or royalties in the near future to meet our operating expenses.

To fund the expense related to our research and development activities, we have raised significant amounts of capital through the sale of our equity and convertible debt securities. As of September 30, 2006, we had approximately $381.6 million in long-term convertible subordinated notes, $19.8 million in non-current capital lease obligations, and $16.0 million in other long-term liabilities. Our ability to meet the repayment obligations of this debt is dependent upon our and our partners’ ability to develop, obtain regulatory approvals, and successfully commercialize products. Even if we are successful in this regard, we may require additional capital to repay our debt obligations.

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

Revenue Recognition

Product revenues from Exubera Inhalation Powder and Inhalers are primarily derived from the cost-plus manufacturing and supply agreements with Pfizer Inc, are subject to quarterly manufacturing variance adjustments, and are recognized at the earlier of acceptance of products by Pfizer Inc or sixty days from shipment. Exubera product revenues for the three and nine month periods ended September 30, 2006 were $26.9 million and $62.5 million, respectively. Product revenues and the related cost of goods for products that were shipped to Pfizer but have not been recognized within sixty days are recorded as deferred revenue, net of the deferred costs. At September 30, 2006, we had deferred Exubera product revenue of $27.7 million and deferred cost of goods sold of $21.3 million, or net deferred Exubera product revenue of $6.4 million.

Share-Based Compensation

Effective January 1, 2006, we adopted the fair value method of accounting for share-based compensation arrangements in accordance with SFAS 123R, using the modified prospective method of transition. Share-based compensation arrangements covered by SFAS 123R currently include stock options granted under our Option Plans and purchases of common stock by our employees at a discount to the market price during each offering period under our ESPP. Prior to January 1, 2006, we accounted for share-based employee compensation plans using the intrinsic value method of accounting in accordance with APB 25. Under the provisions of APB 25, no compensation expense was recognized with respect to purchases of our common stock under the ESPP or when stock options were granted with exercise prices equal to or greater than market value on the date of grant and no compensation expense was recognized for purchases of shares of our common stock by employees under our ESPP. Under the modified prospective method of transition, we are not required to restate our prior period financial statements to reflect expensing of share-based compensation under SFAS 123R. Therefore, the results as of the three months ended September 30, 2006 are not directly comparable to the same periods in the prior year.

As required by the provisions of SFAS 123R, we recorded $2.9 million or $0.03 per share, and $13.3 million or $0.15 per share of share-based compensation expense for the three and nine month periods ended September 30, 2006, respectively, of which $0.6 million and $11.8 million, respectively, represents severance related costs associated with the acceleration of share-based grants. This total amount is allocated among cost of revenue, research and development expenses for proprietary drug discovery, and selling, general and administrative expenses based on the function of the applicable employee. This charge had no impact on our reported cash flows. We used the Black-Scholes option pricing model to determine the estimated fair value of our share-based compensation arrangements.

As of September 30, 2006, there was $37.7 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Option Plans. These costs will be recognized over a weighted average period of 2.7 years. Within this amount $4.7 million will be recognized during the remainder of 2006.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), an interpretation of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (FAS 109). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective beginning with the first annual period after December 15, 2006. We are still evaluating what impact, if any, the adoption of this standard will have on our financial position or results of operations.

Results of Operations

Three and Nine Months Ended September 30, 2006 and 2005

Revenue (in thousands except percentages)

	Three months ended September 30, 2006	Three months ended September 30, 2005	Increase / (Decrease) 2006 vs 2005	Percentage Increase / Decrease 2006 vs 2005
Contract research revenue	$15,111	$23,657	$(8,546)	-36%
Product sales and royalty revenues	41,451	8,450	33,001	391%
Exubera commercialization readiness revenue	2,070	4,247	(2,177)	-51%

Total revenue	$58,632	$36,354	$22,278	61%

	Nine months ended September 30, 2006	Nine months ended September 30, 2005	Increase / (Decrease) 2006 vs 2005	Percentage Increase / Decrease 2006 vs 2005
Contract research revenue	$44,250	$62,737	$(18,487)	-29%
Product sales and royalty revenues	98,005	20,313	77,692	382%
Exubera commercialization readiness revenue	5,559	10,348	(4,789)	-46%

Total revenue	$147,814	$93,398	$54,416	58%

Total revenue for the three-month period ended September 30, 2006 was approximately $58.6 million compared to approximately $36.4 million for the three-month period ended September 30, 2005, an increase of approximately $22.3 million, or 61%. Total revenue for the nine-month period ended September 30, 2006 was approximately $147.8 million compared to approximately $93.4 million for the nine-month period ended September 30, 2005, an increase of approximately $54.4 million or 58%. The increase in product sales and royalty revenue for the three months ended September 30, 2006 was primarily related to Exubera product sales to Pfizer Inc for inventory to support the commercial launch of Exubera expected sometime in the first quarter of 2007.

Contract research revenue for the three-month period ended September 30, 2006 was approximately $15.1 million compared to approximately $23.7 million for the three-month period ended September 30, 2005, a decrease of $8.5 million or 36%. Contract research revenue for the nine-month period ended September 30, 2006, was approximately $44.3 million compared to approximately $62.7 million for the nine-month period ended September 30, 2005, a decrease of $18.5 million or 29%. The decrease in contract research revenue for both the three-month and nine-month periods ended September 30, 2006 as compared to the three-and-nine month periods ended September 30, 2005, was primarily due to the approval of Exubera in January 2006, and the transition of Pfizer Inc revenue from contract research revenue to commercialization readiness revenue and product sales of Exubera Inhalation Powder and Inhalers to Pfizer Inc.

Product sales and royalty revenue for the three-month period ended September 30, 2006 was approximately $41.5 million compared to approximately $8.5 million for the three-month period ended September 30, 2005, an increase of $33.0 million. Product sales and royalty revenue for the nine-month period ended September 30, 2006, was approximately $98.0 million compared to approximately $20.3 million for the nine-month period ended September 30, 2005, an increase of $77.7 million. The increase for both the three-and-nine periods ended September 30, 2006 as compared to the three-and-nine month periods ended June 30, 2005 was primarily due to the approval of Exubera in January 2006, and the subsequent manufacturing cost reimbursements from Pfizer Inc related to Exubera Inhalation Powder and Inhalers. Royalty revenues were $1.9 million and $1.8 million, for the three-month periods ended September 30, 2006 and 2005, respectively, and $6.8 million and $2.8 million, for the nine-month periods ended September 30, 2006 and 2005, respectively. To date royalty revenue related to end user sales of Exubera have been insignificant.

Exubera commercialization readiness revenue represents reimbursement, by Pfizer Inc, of certain agreed upon operating costs relating to our Exubera drug powder manufacturing facilities and our device contract manufacturing locations in preparation for commercial production, plus a markup on such costs. Such reimbursable revenue will not necessarily equal actual costs incurred which are expensed as Exubera commercialization readiness costs. Exubera commercialization readiness revenue for the three-month periods ended September 30, 2006 and 2005, were $2.1 million and $4.2, respectively. Exubera commercialization readiness revenue for the nine-month periods ended September 30, 2006 and 2005, were $5.6 million and $10.3, respectively. The decrease in Exubera commercialization readiness revenue was primarily due to the transition to commercialization and therefore a decrease in readiness activity. We expect to amortize the remaining capitalized commercialization readiness costs through the quarter ending September 30, 2007.

Cost of Goods Sold (in thousands except percentages)

	Three months ended September 30, 2006	Three months ended September 30, 2005	Increase / (Decrease) 2006 vs 2005	Percentage Increase / Decrease 2006 vs 2005
Cost of goods sold	$30,137	$6,125	$24,012	392%
Product and royalty gross margin	$11,314	$2,325	$8,989	387%
Product and royalty gross margin %	27.3%	27.5%	-0.2%

	Nine months ended September 30, 2006	Nine months ended September 30, 2005	Increase / (Decrease) 2006 vs 2005	Percentage Increase / Decrease 2006 vs 2005
Cost of goods sold	$73,821	$16,813	$57,008	339%
Product and royalty gross margin	$24,184	$3,500	$20,684	591%
Product and royalty gross margin %	24.7%	17.2%	7.4%

Cost of goods sold is associated with product sales and royalty revenue and was approximately $30.1 million and $6.1 million for the three-month periods ended September 30, 2006 and 2005, respectively, representing a gross margin of approximately $11.3 million and $2.3 million, or 27.3% and 27.5%, respectively. Cost of goods sold associated with product sales and royalty revenue was approximately $73.8 million and $16.8 million for the nine-month periods ended September 30, 2006 and 2005, respectively, representing a gross margin of approximately $24.2 million and $3.5 million, or 24.7% and 17.2%, respectively. The increase in gross margin for the nine-month period ended September 30, 2006 as compared to the nine-month period ended September 30, 2005 was primarily due to the sales of the Exubera Inhalation Power and Inhalers to Pfizer Inc. which have a relatively higher margin than other product revenues. We expect the gross margin percentage to decline in future periods due to product mix and our cost plus manufacturing arrangements. Royalty payments to Enzon were $1.1 million and $0.9 million, for the three-month periods ended September 30, 2006 and 2005, respectively, and $3.7 million and $1.4 million, for the nine-month periods ended September 30, 2006 and 2005, respectively. Included in cost of sales for the three-and-nine month periods ended September 30, 2006 was $0.5 million and $0.8 million, respectively, of share based compensation.

Exubera commercialization readiness costs (in thousands except percentages)

	Three months ended September 30, 2006	Three months ended September 30, 2005	Increase / (Decrease) 2006 vs 2005	Percentage Increase / Decrease 2006 vs 2005
Exubera commercialization readiness costs	$1,042	$3,075	$(2,033)	-66%

	Nine months ended September 30, 2006	Nine months ended September 30, 2005	Increase / (Decrease) 2006 vs 2005	Percentage Increase / Decrease 2006 vs 2005
Exubera commercialization readiness costs	$3,126	$8,035	$(4,909)	-61%

Exubera commercialization readiness costs are start up manufacturing costs we have incurred in our Exubera Inhalation Powder manufacturing facility and our Exubera Inhaler device contract manufacturing locations in preparation for commercial production. We do not anticipate incurring any additional costs related to commercialization readiness in connection with the ongoing commercial launch of Exubera. We expect that remaining commercialization readiness costs previously incurred will be amortized through the quarter ending September 30, 2007.

Research and Development Expenses (in thousands except percentages)

	Three months ended September 30, 2006	Three months ended September 30, 2005	Increase / (Decrease) 2006 vs 2005	Percentage Increase / Decrease 2006 vs 2005
Research and development	$34,985	$38,591	$(3,606)	-9%

	Nine months ended September 30, 2006	Nine months ended September 30, 2005	Increase / (Decrease) 2006 vs 2005	Percentage Increase / Decrease 2006 vs 2005
Research and development	$108,016	$109,321	$(1,305)	-1%

We expense all research and development expenses as they are incurred. Research and development expenses are associated with three general categories: (i) collaborative agreements under which a portion of spending is reimbursed by our partners; (ii) spending attributed to internally funded programs; and (iii) infrastructure costs associated with operations for our drug and device manufacturing.

Research and development expenses were approximately $35.0 million and $38.6 million for the three-month periods ended September 30, 2006 and 2005, respectively, and approximately $108.0 million and $109.3 million for the nine-month periods ended September 30, 2006 and 2005, respectively. The decrease in both the three and nine month periods ended September 30, 2006 as compared to like periods in 2005 was primarily due to the decrease in development costs associated with Exubera, and the termination of our Super Critical Fluids Technology program in our Nektar UK subsidiary. These decreases were partially offset by increases in both the three-month and nine-month periods ended September 30, 2006 related to personnel increases in the U.S., stock compensation expenses, and outside services related to our proprietary product programs. Stock based compensation expenses were approximately $1.5 million and $7.5 million, respectively, in the three month and nine month periods ended September 30, 2006, of which $0.5 million and $1.0 million, respectively, was related to executive severance. As a result of winding down our Nektar UK operations, we recorded $4.1 million in the nine month period ended September 30, 2006, of which $2.9 million was for severance and $1.2 was for impairment of fixed assets.

We expect research and development spending to increase over the next few years as we increase the number of proprietary products we take further into clinical development prior to seeking partnerships with biopharmaceutical partners.

General and Administrative Expenses (in thousands except percentages)

	Three months ended September 30, 2006	Three months ended September 30, 2005	Increase / (Decrease) 2006 vs 2005	Percentage Increase / Decrease 2006 vs 2005
General and administrative	$14,442	$10,948	$3,494	32%

	Nine months ended September 30, 2006	Nine months ended September 30, 2005	Increase / (Decrease) 2006 vs 2005	Percentage Increase / Decrease 2006 vs 2005
General and administrative	$60,878	$30,193	$30,685	102%

General and administrative expenses are associated with administrative staffing, business development, and marketing efforts.

General and administrative expenses were approximately $14.4 million and $10.9 million for the three-month periods ended September 30, 2006 and 2005, respectively. The increase of approximately $3.5 million in general and administrative expenses for the three-month period ended September 30, 2006 as compared to the three-month period ended September 30, 2005 was primarily due to an increase in compensation costs of $2.4 million, an increase in professional fees of $0.5 million, and an increase in of $1.0 million related to lease termination costs in the UK. The increase of $2.4 million in compensation costs primarily represents $1.3 million of stock based compensation expense of which $0.2 million is due to executive severance, and $1.1 million of cash compensation, of which $0.3 million is due to executive severance. The increase of $0.5 million in professional fees is primarily due to legal services related to litigation support, audit and related services, and other consulting services. During the three month period ended September 30, 2006 we incurred $1.0 million in lease termination costs related to our Bradford facility leases. The increase from lease termination costs was partially offset by lack of general and administrative costs due to the wind down of our Bradford operations.

General and administrative expenses were approximately $60.9 million and $30.2 million for the nine-month periods ended September 30, 2006 and 2005, respectively. The increase of $30.7 million in general and administrative expenses for the nine-month period ended September 30, 2006 as compared to the nine-month period ended September 30, 2005 was primarily due to an increase in compensation costs of $23.6 million, and an increase in professional fees of $4.3 million. The increase of $23.6 million in compensation costs primarily represents $16.1 million of stock based compensation expense, of which $9.6 million is due to executive severance, and $7.5 million of cash compensation, of which $3.1 million is due to executive severance. The increase of $4.3 million in professional fees is primarily due to legal services related to litigation support, audit and related services, and other consulting services.

Other Income (Expense) (in thousands except percentages)

	Three months ended September 30, 2006	Three months ended September 30, 2005	Increase / (Decrease) 2006 vs 2005	Percentage Increase / Decrease 2006 vs 2005
Other income (expense)	$2,273	$(32)	$2,305	>-200%

	Nine months ended September 30, 2006	Nine months ended September 30, 2005	Increase / (Decrease) 2006 vs 2005	Percentage Increase / Decrease 2006 vs 2005
Other income (expense)	$1,181	$(1,435)	$2,616	-182%

Other income and expense primarily represents foreign currency transaction gains and losses. In the three month period ended September 30, 2006 we recognized a $2.2 million gain from the sale of an equity investment in Confluent Technologies. We do not expect to realize income from such transactions in the future. Other income (expense) net of the gain from the sale of our investment in Confluent Technologies is consistent between the three-and-nine month periods ended September 30, 2006 and 2005.

Interest Income (in thousands except percentages)

	Three months ended September 30, 2006	Three months ended September 30, 2005	Increase / (Decrease) 2006 vs 2005	Percentage Increase / Decrease 2006 vs 2005
Interest income	$6,060	$2,899	$3,161	109%

	Nine months ended September 30, 2006	Nine months ended September 30, 2005	Increase / (Decrease) 2006 vs 2005	Percentage Increase / Decrease 2006 vs 2005
Interest income	$17,316	$7,683	$9,633	125%

Interest income was approximately $6.1 million for the three-month period ended September 30, 2006, as compared to approximately $2.9 million for the three-month period ended September 30, 2005, representing an increase of approximately $3.1 million or 109%. Interest income was approximately $17.3 million for the nine-month period ended September 30, 2006, as compared to approximately $7.7 million for the nine-month period ended September 30, 2005, representing an increase of approximately $9.6 million or 125%. The increase in interest income for the three and nine month periods ended September 30, 2006 as compared to the three and nine month periods ended September 30, 2005 is primarily due to an increase in our balance of cash, cash equivalents, and investments in marketable securities resulting from our $315.0 million subordinated debt offering in late September 2005, and higher prevailing interest rates during the three and nine month periods ended September 30, 2006.

Interest Expense (in thousands except percentages)

	Three months ended September 30, 2006	Three months ended September 30, 2005	Increase / (Decrease) 2006 vs 2005	Percentage Increase / Decrease 2006 vs 2005
Interest expense	$5,255	$2,992	$2,263	76%

	Nine months ended September 30, 2006	Nine months ended September 30, 2005	Increase / (Decrease) 2006 vs 2005	Percentage Increase / Decrease 2006 vs 2005
Interest expense	$15,335	$8,908	$6,427	72%

Interest expense was approximately $5.3 million for the three-month period ended September 30, 2006, as compared to approximately $3.0 million for the three-month period ended September 30, 2005, representing an increase of approximately $2.3 million or 76%. Interest expense was approximately $15.3 million for the nine-month period ended September 30, 2006, as compared to approximately $8.9 million for the nine-month period ended September 30, 2005, representing an increase of approximately $6.4 million or 72%. The increase in interest expense for the three and nine month periods ended September 30, 2006 as compared to the three and nine month periods ended September 30, 2005 was primarily due to a higher average balance of convertible subordinated debt outstanding resulting from our $315.0 million subordinated debt offering in September 2005.

Liquidity and Capital Resources

We have financed our operations primarily through public and private placements of debt and equity securities, revenue from development contracts, product sales, short-term research and feasibility agreements, financing of equipment acquisitions and tenant improvements, and interest income earned on our investments of cash. We do not utilize off-balance sheet financing arrangements as a source of liquidity or financing. At September 30, 2006, we had cash, cash equivalents and investments in marketable securities of approximately $491.0 million as compared to $566.4 million as of December 31, 2005. The decrease of $75.4 million during this nine-month period resulted primarily from cash used in operating activities and a cash payment of $11.0 million in connection with the June 30, 2006, settlement of a complaint against the Company and Nektar AL by the University of Alabama Huntsville.

	Nine months ended September 30,		Increase/ (Decrease) 2006 vs 2005	Percentage Increase/ (Decrease) 2006 vs 2005
	2006	2005
Cash, cash equivalents and investments	$491.0	$566.4	$(75.4)	-13%
Cash provided by/(used in):
Operating activities	$(66.9)	$(61.9)	$(5.0)	-8%
Investing activities	$(41.9)	$112.2	$(154.1)	-137%
Financing activities	$4.4	$274.8	$(270.4)	-98%
Capital expenditures (included in investing activities above)	$16.0	$11.3	$4.7	42%

Our operations used cash of $66.9 million for the nine-month period ended September 30, 2006 as compared to cash used of $61.9 million for the nine-month period ended September 30, 2005. During the nine-month period ended September 30, 2006, cash used in operations was primarily due to a net loss of $115.9 million and an increase in trade receivables of $24.5 million, which were partially offset by depreciation and amortization of $23.6 million, stock based compensation of $25.1 million, and an increase in deferred revenue of $17.5 million. During the nine-month period ended September 30, 2005, cash used in operations was primarily due to a net loss of $76.9 million partially offset by depreciation and amortization of $16.7 million.

Cash used in investing activities was $41.9 million for the nine-month period ended September 30, 2006 as compared to cash provided of $112.2 million for the nine-month period ended September 30, 2005. Cash flows related to investing activities for the nine-month periods ended September 30, 2006 and 2005 were affected primarily by the purchase, sale, and maturity of investments. We purchased property and equipment of approximately $16.0 million and $11.3 million during the nine-month periods ended September 30, 2006 and 2005, respectively.

Cash flows provided by financing activities were $4.4 million for the nine-month period ended September 30, 2006 compared to cash provided of $274.8 million for the nine-month period ended September 30, 2005. During the nine-month period ended September 30, 2006 cash provided by financing activities was primarily due to $12.1 million received from exercises of employee stock options partially offset by $7.6 million of payments for loans and capital lease obligations. During the nine-month period ended September 30, 2005 cash provided by financing activities was primarily due to cash received from issuance of common stock in the amount of $31.6 million, exercises of employee stock options of $10.3 million, and cash proceeds from our issuance of $315.0 million in convertible subordinated notes.

Aggregate principal amount of $102.6 million and $315.0 million of our outstanding convertible subordinated debt as of September 30, 2006 will mature in 2007 and 2012, respectively.

The following summarizes our outstanding convertible subordinated debt as of September 30, 2006:

Class	Maturity	Amount Outstanding	Conversion Price
5%	February 2007	$36.0 million	$38.36
3.5%	October 2007	$66.6 million	$50.46
3.25%	September 2012	$315.0 million	$21.52

Given our current cash requirements, we forecast that we will have sufficient cash to meet our net operating expense requirements through at least the end of 2008. We plan to continue to invest in our growth and the need for cash will be dependent upon the timing of these investments. Our capital needs will depend on many factors, including the success of Exubera’s commercialization, continued progress in our research and development arrangements, progress with preclinical and clinical trials of our proprietary and partnered products, our decision whether and when to partner one or more of our proprietary product programs, the time and costs involved in obtaining regulatory approvals, the costs of developing and scaling up manufacturing operations of our technologies, the timing and cost of our clinical and commercial production facilities, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, the need to acquire licenses to new technologies, and the status of competitive products. To date we have been primarily dependent upon equity and convertible debt financings for capital and have incurred substantial debt as a result of our issuances of subordinated notes and debentures that are convertible into our common stock. Our substantial debt, the market price of our securities, and the general economic climate, among other factors, could have material consequences for our financial position and could affect our sources of short-term and long-term funding. There can be no assurance that additional funds, if and when required, will be available to us on favorable terms, if at all.

During the quarter ended September 30, 2006, there has not been a material change to the summary of contractual obligations in our Annual Report on Form 10-K/A for the year ended December 31, 2005.

Off-Balance Sheet Arrangements

At September 30, 2006 and 2005, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Issuer Purchases of Equity Securities

There were no purchases of any class of our equity securities by us or any affiliate pursuant to any publicly announced repurchase plan in the three-month period ended September 30, 2006.

Approval of Non-Audit Services

During the three-month period ended September 30, 2006, the Audit Committee of the Board of Directors approved nil in non-audit related services to be provided by Ernst & Young LLP, our independent registered public accounting firm.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risks at September 30, 2006 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K/A for the year ended December 31, 2005 on file with the Securities and Exchange Commission.

Item 4. Controls and Procedures

Evaluation of our Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (“DCPs”). DCPs are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our DCPs were effective as of September 30, 2006.

Changes in Internal Control over Financial Reporting

In the three months ended September 30, 2006, we continued to recruit and hire additional accounting staff with technical expertise and further refine our financial close and reporting processes. We anticipate making additional improvements and changes in future periods, however, except as described herein, there were no other changes in our internal control over financial reporting during the third quarter of 2006, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

Reference is hereby made to our disclosures in “Legal Matters” under Note 8 of the Notes to Condensed Consolidated Financial Statements and the information under the heading “Legal Matters” is incorporated by reference herein.

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

*Our revenue and results of operations will depend on the commercial success of Exubera.

We currently depend on Pfizer as the source of a significant portion of our revenues. Revenue from Pfizer represented 61% and 71% of our total revenue for the three-month periods ended September 30, 2006 and 2005, respectively. Revenue from Pfizer represented 61% and 68% of our total revenue for the nine-month periods ended September 30, 2006 and 2005, respectively. We expect a significant portion of our future revenue from Pfizer will come from the commercial manufacture and sale of Exubera Inhalation Powder to Pfizer Inc, the sale of Exubera Inhalers and component parts to Pfizer, and royalties from Exubera product sales by Pfizer. There can be no assurance regarding the commercial success of Exubera which will depend on such factors as the scope and size of Pfizer’s investment in the marketing of Exubera, physician and patient education and experiences, third party payor reimbursement, country specific pricing approvals, successful product manufacturing and competition from alternative insulin therapies. On October 19, 2006, Pfizer announced that it had experienced scale up issues in manufacturing commercial quantities of Exubera due to the complex Exubera manufacturing process which requires highly automated, specially engineered equipment. Pfizer Inc manufacturing delays could negatively impact our revenue and results of operations. Also on October 19, 2006, Pfizer Inc announced that its expanded commercial roll-out of Exubera to primary care physicians previously schedule for November 2006 would begin in January 2007. Delays or lack of success, in the expanded commercial roll-out of Exubera would significantly and negatively impact our revenue and results of operations.

On August 1, 2006, Novo Nordisk (“Novo”) filed a lawsuit against Pfizer Inc in the United States Federal Court in the Southern District of New York claiming that Pfizer Inc willfully infringes on Novo’s patents covering inhaled insulin with Exubera. Novo is also seeking a preliminary injunction to suspend Exubera sales while the lawsuit is ongoing and a hearing for this injunction is scheduled for December 4, 2006. If sales of Exubera are suspended it would significantly and negatively impact our revenue and results of operations.

*If we are not able to manufacture and supply sufficient quantities of powder formulated drugs to meet market demand it would negatively impact our revenue and results of operations.

Drug Powder Product Manufacturing

We have limited experience manufacturing powder drug products at commercial scale. With respect to drugs based on the Nektar Pulmonary Technology, such as Exubera, we have performed powder processing on the scale needed for commercial production for less than twelve months. Although we have been substantially successful at meeting our powder product commercial manufacturing objectives to date, we may encounter manufacturing and quality control problems as we continue to produce large commercial quantities and expand our capacity for Exubera powder manufacturing. We may not successfully expand commercial production in a timely manner or at a commercially reasonable cost, if at all. Our failure to expand manufacturing could delay or prevent large scale clinical testing and commercialization of our products and would negatively impact our revenues and results of operations. In addition, adding manufacturing capacity requires large capital investments and substantial periods of time to implement and obtain regulatory qualifications for additional manufacturing capacity. As a result of this manufacturing capacity limitation and long-lead times to add manufacturing capacity, unplanned fluctuations in demand could result in our inability to meet market demand or increased inventory requirements.

We anticipate periodic regulatory inspections of our powder drug manufacturing facilities for compliance with applicable regulatory requirements. The results of these inspections could result in costly manufacturing changes, facility or capital equipment upgrades, or suspension or revocation of regulatory approval for our manufacturing site. Manufacturing delays pending resolution of regulatory suspensions or disqualifications would have a severe negative impact on our revenue and results of operations.

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

Drug Powder Packaging and Filling

Our fine particle powders and small quantity packaging utilized for drugs based on Nektar Pulmonary Technology, such as the Exubera product, require special handling. We have designed and qualified automated filling equipment for small and moderate quantity packaging of fine powders and we have yet to prove that we or our partners can scale-up an automated filling system that can handle the small dose and particle sizes of our powders in commercial quantities. There is a risk that we will not be able to scale-up our automated filling equipment in a timely manner or at commercially reasonable costs. Any failure or delay in such scale-up would delay product development or substantially impede commercialization of products based on Nektar Pulmonary Technology and would negatively impact our revenues and results of operations.

There can be no assurance we will be able to manufacture products on our auto-filler system in a timely manner or at a commercially reasonable cost. Any delay or failure in further developing such technology would delay product development or impede commercialization of our products and would have a materially adverse effect on our business.

We depend on two contract manufacturers to manufacture the Exubera Inhaler devices and the failure to manufacture sufficient quantities of inhalers to meet market demand would negatively impact our revenues and results of operations.

We depend on two contract manufacturers to manufacture the Exubera Inhalers. Dependence on these two contract manufacturers for the manufacture of Exubera Inhalers and their suppliers may adversely affect our cost of goods and our ability to meet market demand. Because the manufacturing process for the Exubera Inhaler is very complex and subject to extensive government regulations, alternative qualified contract manufacturers or increased capacity may not be available on a timely basis or at all. Increasing manufacturing capacity at our contract manufacturers involves risks and uncertainties including significant lead time requirements, increased capital investments, the recruitment and training of additional qualified personnel, and other operational complexities. Although our contract manufacturers have been successful at meeting the commercial manufacturing objectives for Exubera Inhalers to date, there can be no assurance that our contract manufacturers many not experience manufacturing or quality control problems or that they will be able to continue to scale-up manufacturing to meet commercial demand for the Exubera Inhaler devices.

We also depend on the suppliers of our contract manufacturers to provide a large number of component parts for the Exubera Inhaler in sufficient quantities and on a timely basis to meet market demand. A failure by one or more of these suppliers to provide sufficient parts or components on a timely basis to meet market demand would limit our Exubera Inhaler production capacity and would have a negative impact on our revenue and results of operations.

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

If Pfizer is unable to manufacture and deliver bulk insulin for powder processing, fill the insulin powder into blister packs for the Exubera Inhaler, or package sufficient quantities of Exubera product to meet market demand, it would significantly and negatively impact our revenues and results of operations.

Pfizer has the responsibility for providing the bulk insulin for powder processing, manufacturing up to one-half of the Exubera Inhalation Powder, automated filling of all blister packs for the Exubera Inhaler, and all packaging required for the Exubera product. Pfizer may encounter manufacturing, filling, or packaging problems that cannot be remedied in a timely manner to meet commercial demand for the Exubera product. On October 19, 2006, Pfizer announced that in had experienced scale up issues in manufacturing large scale quantities of the Exubera product due to the complex Exubera manufacturing process which requires highly automated, specially engineered equipment. Any failure, delay, or lack of scale in Pfizer’s portion of the manufacturing, filling and packaging processes could impede Exubera sales and would significantly and negatively impact our revenues and results of operations.

We also anticipate periodic FDA inspections of Pfizer manufacturing, filling and packaging facilities for regulatory compliance. The results of these regulatory inspections could result in costly manufacturing changes, facility or capital equipment upgrades, suspension or revocation of FDA approval for Pfizer manufacturing activities. Manufacturing delays pending resolution of FDA suspension or disqualifications would have a negative impact on our revenue, results of operations, regulatory approvals, and public confidence in the Exubera product.

The discovery of any new or more severe side effects or negative efficacy findings for Exubera could significantly harm our business.

While the safety of Exubera for patients has been extensively studied in clinical trials with generally mild to moderate side-effects to date, Pfizer is conducting controlled long-term safety and efficacy studies of Exubera. Exubera is known to have certain side effects such as a small decrease in lung function generally within the first months of treatment, lowered blood sugar levels that typically occurs with other insulin therapies and a mild cough within seconds to minutes after taking Exubera. There can be no assurance that additional or more severe side effects or negative efficacy findings may be discovered based on Pfizer Inc’s long-term safety and efficacy studies or required reporting of adverse events regarding Exubera, any of which could severely harm our business and result in one or more of the following regulatory events:

•	a voluntary or involuntary recall or market withdrawal of Exubera;

•	labeling changes such as additional contraindications, warnings, precautions, or adverse reactions that would limit Exubera market potential; and/or

•	a ‘boxed’ warning in the label; narrowing or other negative alterations to the labeling; restrictions on distribution.

In addition, one or more of the above factors would also have the potential to negatively impact pending and planned regulatory registrations for Exubera in other countries.

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

We have filed patents applications (and we plan to file additional patent applications) covering, among other things, aspects of: Nektar Pulmonary Technology (in general and as it relates to specific molecules) including, without limitation, our powder processing technology, our powder formulation technology, and our inhalation device technology; our Advanced PEGylation Technology; and certain other early stage technologies. As of September 30, 2006 we owned 1,131 issued U.S. and foreign patents that cover various aspects of our technologies, and we have a number of patent applications pending.

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

Third parties from time to time have asserted or may assert that we and/or our commercial partners are infringing their proprietary rights based upon issued patents, trade secrets or know-how that they believe cover our technology. In addition, future patents may be issued to third parties that our technology may infringe. We agree, in certain circumstances, to indemnity and hold harmless our commercial partners from claims of infringement that relate to our technology. We could incur substantial costs in defending ourselves and our commercial partners against any such claims. Furthermore, parties making such claims may be able to obtain injunctive or other equitable relief, which could effectively block our ability or the ability of our partners to develop or commercialize some or all of our products in the United States and abroad, and could result in the award of substantial damages. On August 1, 2006, Novo filed a lawsuit against Pfizer in the United States Federal Court in the Southern District of New York claiming that Pfizer willfully infringes on Novo’s patents covering inhaled insulin with Exubera. Novo is seeking a preliminary injunction to suspend Exubera sales while the lawsuit is ongoing and a hearing on this injunction is scheduled for December 4, 2006. In the event of a claim of infringement, we and our commercial partners may be required to obtain one or more licenses from third parties. There can be no assurance that our commercial partners and we will be able to obtain such licenses at a reasonable cost, if at all. Costs associated with such litigation, substantial damage claims, indemnification claims, or the failure to obtain any such required license could have a material adverse effect on us.

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

From time to time, we are party to various other litigation matters, including several that relate to our patent and intellectual property rights. We cannot predict with certainty the eventual outcome of any pending litigation or potential future litigation, and we might have to incur substantial expense in defending these or future lawsuits or indemnifying third parties with respect to the costs and negative outcomes of such litigation. For example, on June 30, 2006, we entered into a litigation settlement with the University of Alabama Huntsville pursuant to which the Company paid $11 million and agreed to pay an additional $10 million in equal $1 million installments over ten years. Also, on August 1, 2006, Novo filed a lawsuit against Pfizer in the United States Federal Court in the Southern District of New York claiming that Pfizer Inc willfully infringes on Novo’s patents covering inhaled insulin with Exubera. Although we are not currently a named party in this litigation, we may incur substantial costs directly as a result of such litigation and potential indemnity claims associated with the litigation.

*Our increasing investment in the development and commercialization of our proprietary products prior to seeking partnering arrangements may be unsuccessful and adversely impact our financial condition and liquidity.

We intend to fund significant development expenses associated with the development and commercialization of new products, including clinical trials, prior to seeking collaborative relationships with pharmaceutical and biotechnology partners. While we believe this strategy may result in improved economics for any products ultimately developed and approved, it will require us to invest significant funds in developing these products without reimbursement from a collaborative partner. If we are ultimately not able to negotiate acceptable collaborative arrangements with respect to these products, or if any arrangements we do negotiate are not successful, we may not receive an adequate return on these investments and our results of operations and financial condition would suffer. Even if our development efforts are ultimately successful, our increased investment in the development of these products could adversely impact our results of operations and liquidity prior to their commercialization.

*If we fail to establish future successful collaborative relationships, then our financial results may suffer and our product development efforts may be delayed or unsuccessful.

We intend to seek future collaborative relationships with pharmaceutical and biotechnology partners to fund some of our research and development expenses and to develop and commercialize certain of our proprietary products. For example, we are currently seeking partners for two of our proprietary product programs and the success and timing of these partnering efforts will affect our revenues and financial results in 2007 and beyond. Further, we anticipate that the timing of drug development programs under existing collaborative agreements with our partners will continue to affect our revenues from such agreements. We may not be able to negotiate acceptable collaborative arrangements in the future, and any arrangements we do negotiate may not be successful. If we fail to establish additional collaborative relationships, we will be required to undertake research, development, marketing, and manufacturing of our proprietary product programs at our own expense or discontinue or reduce these activities.

If government and private insurance programs do not pay for our products they will not be widely accepted and it would have a negative impact on our revenue and results of operations.

In both domestic and foreign markets, sales of our products under development will depend in part upon pricing approvals by government authorities and the availability of reimbursement from third-party payors, such as government health administration authorities, managed care providers, private health insurers and other organizations. In addition, such third-party payors are increasingly challenging the price and cost effectiveness of medical products and services. Significant uncertainty exists as to the pricing approvals for, and the reimbursement status of, newly approved health care products. For example, Type 1 and Type 2 diabetes patients have current insulin therapies available to them, primarily injectable and oral insulin therapies. Therefore, an important factor in the success of the Exubera commercial launch will be the timing and availability of reimbursement from third-party payors.

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

*If we are not successful in designing and developing new and next generation pulmonary inhaler devices it would negatively impact our revenue and results of operations.

We face many technical challenges in developing our pulmonary inhaler device to work with a broad range of drugs, to produce such devices in sufficient quantities once developed, and to adapt the devices to different powder formulations. Our pulmonary inhaler device being used with Exubera has been approved by regulators in the U.S. and EU. We currently are working on the development of a next generation Exubera Inhaler device which may be important to maintaining a long term competitive advantage for Exubera. We continue to design and develop our pulmonary inhaler devices with the objective of improving device portability, convenience, reliability, and ease of use among other important factors to the commercial success of products based on the Nektar Pulmonary Technology. Additional design and development work could lead to a delay in regulatory approval for any product that incorporates the device. There is a risk that we will not successfully meet one or more of these challenges and it would negatively impact our revenues and results of operations.

*If our competitors develop and sell better drug delivery and formulation technologies, then our products or technologies may be uncompetitive or obsolete and it would negatively impact our revenues and results of operations.

Other companies are engaged in developing and commercializing drug delivery and formulation technologies similar to our technologies. Some of our competitors with regard to Nektar Pulmonary Technology include Alexza, Alkermes, Inc., Aradigm Corporation, 3M, MannKind Corporation, Microdose Technologies Inc., Skyepharma, and Vectura. In the non-invasive delivery of insulin, there are companies working on inhaled insulin products such as Novo Nordisk, Alkermes, Inc., Kos Pharmaceuticals, Inc., and MannKind Corporation. Although none of these products are currently approved, if they are approved in any of the markets where Exubera is approved, this could affect our revenues from Exubera. In particular, certain of our competitors have announced inhaled insulin programs that, if approved, could compete with Exubera based on smaller devices, ease of use, and/or clinical outcomes. Some of our competitors with regard to Nektar Advanced PEGylation Technology include Dow Chemical Company, SunBio Corporation, Mountain View Pharmaceuticals, Inc., Neose, NOF Corporation, and Valentis, Inc., and there may be several chemical, biotechnology, and pharmaceutical companies also developing PEGylation technologies. Some of these companies license or provide the technology to other companies, while others are developing the technology for internal use.

Many of our competitors have greater research and development capabilities, experience, manufacturing, marketing, financial and managerial resources than we do and represent significant competition for us. Acquisitions of or collaborations with competing drug delivery companies by large pharmaceutical or biotechnology companies could enhance our competitors’ financial, marketing and other resources. Accordingly, our competitors may succeed in developing competing technologies, obtaining regulatory approval for products, or gaining market acceptance before us. Developments by others could make our products or technologies uncompetitive or obsolete. For example, certain competitors for our Exubera product could successfully develop, obtain regulatory approval, and commercialize a more convenient, easy to use, smaller pulmonary insulin inhaler device for insulin which could negatively impact market share for Exubera. There can be no assurance that we or our partners will successfully develop, obtain regulatory approvals, and commercialize next generation products or new products that will successfully compete with those of certain of our competitors.

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

If we are not able to manufacture our breath-actuated dry powder inhaler device in commercially feasible quantities or at commercially feasible costs, then our Pulmonary Technology products may not be successfully commercialized.

In addition to our inhaler device being used with Exubera, we are developing a breath-actuated compact dry powder inhaler device (“DPI”). We are developing the DPI device to be appropriate for the delivery of either large or small molecules for short-term use. We face many unique technical challenges in developing the DPI device to work with a broad range of drugs, producing the DPI device in sufficient quantities and adapting the DPI device to different powder formulations. Our DPI device is still in clinical testing and production scale-up work is ongoing. Further design and development will be required to obtain regulatory approval for the DPI device, enable commercial manufacturing, insure field reliability or manage other issues that may be important to its commercial success. Such additional design and development work may lead to a delay in efforts to obtain regulatory approval for any product that incorporates the DPI device, or could delay the timeframe within which the device could be ready for commercial launch. There is a risk that we will not successfully achieve any of these challenges. Our failure to overcome any of these challenges would negatively impact our revenues and results of operations.

*If our technologies are not commercially feasible, then it would negatively impact our revenues and results of operations.

We are in an early stage of development with respect to most of our products. There is a risk that our technologies will not be commercially feasible. Even if our technologies are commercially feasible, they may not be commercially accepted across a range of large and small molecule drugs. Exubera is the only product using Nektar Pulmonary Technology that has been approved for use. Although the Nektar Advanced PEGylation Technology has been incorporated in eight products most of the products incorporating this technology are still in clinical trials. Our potential products require extensive research, development and preclinical and clinical testing. Our potential products require extensive research, development and preclinical and clinical testing. Our potential products also may involve lengthy regulatory reviews and require regulatory approval before they can be sold. We do not know if, and cannot provide assurance that, any of our potential products will prove to be safe and effective, accomplish the objectives that we or our collaborative partners are seeking through the use of our technologies, meet regulatory standards, or continue to meet such standards if already approved. There is a risk that we, or our collaborative partners, may not be able to produce any of our potential products in commercial quantities at acceptable costs, or market them successfully. Failure to achieve commercial feasibility, demonstrate safety, achieve clinical efficacy, obtain regulatory approval for, or successfully market products will negatively impact our revenues and results of operations.

If our pre-clinical or clinical testing trials are delayed or unsuccessful, then we will experience delay or be unsuccessful in having our products commercialized, and our business will be significantly harmed.

Except for Exubera and products using Nektar Advanced PEGylation Technology that have already been approved for marketing by the FDA or other regulatory agencies, our product candidates are still in research and development, including preclinical testing and clinical trials. Preclinical testing and clinical trials are long, expensive and uncertain processes. It may take us, or our collaborative partners, several years to complete these trials, and failure can occur at any stage in the process. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later stage clinical trials, even after promising results in earlier trials.

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

Since our Pulmonary Technology is still in development and has only been approved for Exubera and has yet to be commercialized on a broad scale, we cannot be certain that we will be able to develop reproducible dosing of any potential product.

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

If we are not able to scale-up to large clinical trials or commercial manufacturing for products based on Nektar Advanced PEGylation Technology in a timely manner or at a commercially reasonable cost, we risk not meeting our customers’ supply requirements or our contractual obligations. Production problems encountered during the second and third quarters of 2004 resulted in the temporary shutdown of our manufacturing facility with respect to our Advanced PEGylation products. This resulted in a decrease in product revenues and gross margin compared to 2003. Although we believe we have addressed these manufacturing problems by expanding our manufacturing capacity, our failure to satisfactorily address these issues in the future or additional production problems may negatively impact our product revenues and results of operations in future periods. In addition, we currently rely on a single source supplier for a critical raw material required for us to successfully manufacture products based on our Advanced PEGylation Technology and any failure by this supplier to meet our demand requirements at a commercially reasonable cost, could negatively impact our revenues and results of operations and cause us not to meet our customers’ supply requirements or contractual obligations.

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

*If we do not generate sufficient cash flow through increased revenues or raising additional capital, then we may not be able to meet our substantial debt obligations.

As of September 30, 2006, we had approximately $381.6 million in long-term convertible subordinated notes, $19.8 million in non-current capital lease obligations, and $16.0 million in other long-term liabilities. Our substantial long-term indebtedness, which totaled $418.3 million as of September 30, 2006, has and will continue to impact us by:

•	making it more difficult to obtain additional financing; and

•	constraining our ability to react quickly in an unfavorable economic climate.

Currently we are not generating positive cash flow. If the commercial launch of Exubera is not successful, or other adverse occurrences related to our product development efforts will adversely impact our ability to meet our obligations to repay the principal amounts on our convertible subordinated notes when due. In addition, if the market price of our common stock is below the related conversion price, the holders of the related outstanding convertible subordinated notes will not likely convert such securities to equity in accordance with their existing terms. If we are unable to satisfy our debt service requirements, substantial liquidity problems could result. As of September 30, 2006 we had cash, cash equivalents, short-term investments, and investments in marketable securities valued at approximately $491.0 million. We expect to use a substantial portion of these assets to fund our on-going operations over the next few years. Of our approximately $417.6 million of convertible subordinated notes outstanding as of September 30, 2006, $102.6 million will mature in 2007, and the remaining $315.0 million will mature in 2012. We may not generate sufficient cash from operations to repay our convertible subordinated notes or satisfy any other of these obligations when they become due and may have to raise additional funds from the sale of equity or debt securities or otherwise restructure our obligations in order to do so. There can be no assurance that any such financing or restructuring will be available to us on commercially acceptable terms, if at all.

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

*If we fail to manage our growth effectively, our business may suffer.

Our ability to offer commercially viable products, achieve our expansion objectives, achieve our operational efficiency objectives, manage our growth effectively and satisfy our commitments under our collaboration agreements depend on a variety of factors, all of which must be successfully managed. Key factors include our ability to develop products internally, enter into strategic partnerships with collaborators, attract and retain skilled employees and effectively expand our internal organization to accommodate anticipated growth including integration of any potential businesses that we may acquire. If we are unable to manage some or all of these factors effectively, our business could grow too slowly or too quickly to be successfully sustained, thereby resulting in material adverse effects on our business, financial condition and results of operations.

*If we fail to manage our executive officer transitions, our business may suffer.

Our former Chief Financial Officer resigned on January 17, 2006, and our former Chief Executive Officer resigned on March 17, 2006. Although we believe our current Chief Financial Officer, Louis Drapeau, is very experienced and our interim Chief Executive Officer, Robert B. Chess, has been involved with the Company for a significant period of time as a prior executive officer and director, any delays or inefficiencies in the transition of responsibilities may also hinder our growth and progress. In addition, we are currently in the process of recruiting a new Chief Executive Officer and a prolonged delay in successfully recruiting this person or inefficiencies in the transition of duties may also hinder our growth and progress.

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

*We expect to continue to lose money for the next few years and may not reach profitability if our products do not generate sufficient revenue.

We have never had a profitable year and, through September 30, 2006, we have an accumulated deficit of approximately $1,018.1 million. We expect to continue to incur substantial and potentially increasing losses over at least the next few years as we expand our research and development efforts, testing activities and manufacturing operations, and as we further expand our late stage clinical and early commercial production facilities. Most of our potential products are in the early stages of development. Our revenues to date have consisted primarily of payments under short-term research and feasibility agreements and development contracts.

To achieve and sustain profitable operations, we must, alone or with others, successfully develop, obtain regulatory approval for, manufacture, introduce, market and sell products using our drug delivery technologies. In particular, market acceptance of Exubera and our ability to partner certain of our proprietary programs in a timely manner and on commercially reasonable terms, if at all, will be very important to our operating results and financial condition. There is risk that we will not generate sufficient product or contract research revenue to become profitable or to sustain profitability.

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

*We expect our stock price to remain volatile.

Our stock price is volatile. In the twelve-month period ending September 30, 2006, based on closing bid prices on the NASDAQ National Market, our stock price ranged from $13.10 to $22.75. We expect our stock price to remain volatile. A variety of factors may have a significant effect on the market price of our common stock, including:

•	announcement of results indicating the level of success of the commercial launch and market acceptance of Exubera;

•	clinical trial results or product development delays or delays in product approval or launch;

•	announcements by collaboration partners as to their plans or expectations related to products using our technologies;

•	announcements or terminations of collaborative relationships by us or our competitors;

•	fluctuations in our results of operations;

•	developments in patent or other proprietary rights;

•	announcements of technological innovations or new therapeutic products that may compete with our approved products or products under development;

•	governmental regulation;

•	litigation brought against us;

•	public concern as to the safety of drug formulations developed by us or others; and

•	general market conditions.

*New and potential new accounting pronouncements may impact our future financial position and results of operations.

There may be potential new accounting pronouncements or regulatory rulings, which may have an impact on our future financial position and results of operations. For example, in December 2004, the FASB issued an amendment to SFAS No. 123, Accounting For Stock-Based Compensation (“FAS 123R”). We have implemented this standard for the reporting period commencing January 1, 2006. FAS 123R eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25 (“APB 25”), and instead requires companies to recognize compensation expense using a fair-value based method for costs related to share-based payments including stock options, restricted stock awards, and employee stock purchase plans. The adoption of FAS 123R will materially impact our financial position and results of operations for future periods. In the quarter ended September 30, 2006 and the nine month period ended September 30, 2006, we recognized $3.5 million and $25.0 million, respectively, in share-based compensation expense. Our actual share-based compensation expense in for the year ending December 31, 2006 and subsequent periods will be dependent on a number of factors, including the amount of awards granted, the fair value of those awards at the time of grant, the hiring of additional executives and other personnel, and the impact of any severance arrangements that we enter into during the course of the year. Also, a change in accounting pronouncements or taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. Other new accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practice have occurred and may occur in the future. Changes to existing rules, future changes, if any, or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business, which may also adversely affect our stock price.

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

In particular, our efforts to comply with Section 404 of SOX and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment has required, and continues to require, the commitment of significant financial and managerial resources. Our management determined, as of the year ended December 31, 2004, that we had a material weakness in our internal control over financial reporting and that our disclosure controls and procedures were not effective. We began our remediation efforts in the first half of 2005 and management continued to evaluate the effectiveness of our internal controls over financial reporting through December 31, 2005, when we concluded that there were no deficiencies in our internal control over financial reporting that would constitute a material weakness as of that date. Although we are making additional improvements in our internal controls over financial reporting including those made in the quarter ending September 30, 2006, in future periods we may conclude that we have one or more material weaknesses and remedying these material weaknesses may require significant additional financial and managerial resources and could result in a loss of investor confidence in our internal controls and financial reporting.

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

Exhibit Number	Description of Documents
2.1(1)	Agreement and Plan of Merger, dated June 4, 1998, by and between Inhale Therapeutic Systems, a California corporation, and Inhale Therapeutic Systems (Delaware), Inc., a Delaware corporation.

2.2(5)	Recommended Offer, dated December 21, 2000, by Cazenove & Co. on behalf of Nektar Therapeutics for Bradford Particle Design plc.

2.3(8)	Agreement and Plan of Merger and Reorganization, dated May 22, 2001, by and among Nektar Therapeutics, Square Acquisition Corp., Shearwater Corporation, Certain Shareholders of Shearwater Corporation and J. Milton Harris as Shareholders’ Agent.

2.4(8)	Amendment to Agreement and Plan of Merger and Reorganization, dated June 21, 2001, by and among Nektar Therapeutics, Square Acquisition Corp., Shearwater Corporation, J. Milton Harris, as Shareholders’ Agent and a Designated Shareholder, and Puffinus, L.P.

3.1(1)	Certificate of Incorporation of Inhale Therapeutic Systems (Delaware), Inc.

3.2(1)	Bylaws of Nektar Therapeutics.

3.3(3)	Certificate of Amendment of the Amended Certificate of Incorporation of Nektar Therapeutics.

3.4(7)	Certificate of Designation of Series A Junior Participating Preferred Stock of Nektar Therapeutics.

3.5(9)	Certificate of Designation of Series B Convertible Preferred Stock of Nektar Therapeutics.

3.6(10)	Certificate of Ownership and Merger of Nektar Therapeutics.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.

4.2(2)	Indenture, dated February 8, 2000, by and between Nektar Therapeutics, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.

4.3(10)	Specimen Common Stock certificate.

4.4(4)	Specimen warrants to purchase shares of Common Stock.

4.5(6)	Indenture, dated October 17, 2000, by and between Nektar Therapeutics, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.

4.6(7)	Rights Agreement, dated as of June 1, 2001, by and between Nektar Therapeutics and Mellon Investor Services LLC., as Rights Agent.

4.7(7)	Form of Right Certificate.

4.8(11)	Resale Registration Rights Agreement, dated June 30, 2003, by and among Nektar Therapeutics, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Lehman Brothers Inc., Friedman, Billings, Ramsey & Co. Inc. and SG Cowen Securities Corporation

4.9(12)	Resale Registration Rights Agreement, dated October 9, 2003, by and among Nektar Therapeutics and the entities named therein.

10.1(13)	Letter Amendment, dated October 5, 2006, between Nektar Therapeutics and Ajit S. Gill, amending that certain Transition and Retirement Agreement executed on March 13, 2006, between Nektar Therapeutics and Mr. Gill.

31.1(13)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(13)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1(13)	Section 1350 Certifications.

(1)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
(2)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 1999.
(3)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(4)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
(5)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 11, 2001.
(6)	Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-3 (No. 333-53678), filed on January 12, 2001.
(7)	Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on June 4, 2001.
(8)	Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on July 10, 2001.
(9)	Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on January 8, 2002.
(10)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 23, 2003.
(11)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on July 2, 2003.
(12)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on November 3, 2003.
(13)	Filed herewith.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ Robert B. Chess
Robert Chess
Acting Chief Executive Officer and President, and Director

Date: November 8, 2006

By:	/s/ LOUIS DRAPEAU
Louis Drapeau
Senior Vice President, Finance, and Chief Financial Officer

Date: November 8, 2006

EXHIBIT INDEX

Except as so indicated in Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Documents
2.1(1)	Agreement and Plan of Merger, dated June 4, 1998, by and between Inhale Therapeutic Systems, a California corporation, and Inhale Therapeutic Systems (Delaware), Inc., a Delaware corporation.

2.2(5)	Recommended Offer, dated December 21, 2000, by Cazenove & Co. on behalf of Nektar Therapeutics for Bradford Particle Design plc.

2.3(8)	Agreement and Plan of Merger and Reorganization, dated May 22, 2001, by and among Nektar Therapeutics, Square Acquisition Corp., Shearwater Corporation, Certain Shareholders of Shearwater Corporation and J. Milton Harris as Shareholders’ Agent.

2.4(8)	Amendment to Agreement and Plan of Merger and Reorganization, dated June 21, 2001, by and among Nektar Therapeutics, Square Acquisition Corp., Shearwater Corporation, J. Milton Harris, as Shareholders’ Agent and a Designated Shareholder, and Puffinus, L.P.

3.1(1)	Certificate of Incorporation of Inhale Therapeutic Systems (Delaware), Inc.

3.2(1)	Bylaws of Nektar Therapeutics.

3.3(3)	Certificate of Amendment of the Amended Certificate of Incorporation of Nektar Therapeutics.

3.4(7)	Certificate of Designation of Series A Junior Participating Preferred Stock of Nektar Therapeutics.

3.5(9)	Certificate of Designation of Series B Convertible Preferred Stock of Nektar Therapeutics.

3.6(10)	Certificate of Ownership and Merger of Nektar Therapeutics.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.

4.2(2)	Indenture, dated February 8, 2000, by and between Nektar Therapeutics, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.

4.3(10)	Specimen Common Stock certificate.

4.4(4)	Specimen warrants to purchase shares of Common Stock.

4.5(6)	Indenture, dated October 17, 2000, by and between Nektar Therapeutics, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.

4.6(7)	Rights Agreement, dated as of June 1, 2001, by and between Nektar Therapeutics and Mellon Investor Services LLC., as Rights Agent.

4.7(7)	Form of Right Certificate.

4.8(11)	Resale Registration Rights Agreement, dated June 30, 2003, by and among Nektar Therapeutics, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Lehman Brothers Inc., Friedman, Billings, Ramsey & Co. Inc. and SG Cowen Securities Corporation

4.9(12)	Resale Registration Rights Agreement, dated October 9, 2003, by and among Nektar Therapeutics and the entities named therein.

10.1(13)	Letter Amendment, dated October 5, 2006, between Nektar Therapeutics and Ajit S. Gill, amending that certain Transition and Retirement Agreement executed on March 13, 2006, between Nektar Therapeutics and Mr. Gill.

31.1(13)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(13)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1(13)	Section 1350 Certifications.

(1)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
(2)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 1999.
(3)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(4)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
(5)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 11, 2001.
(6)	Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-3 (No. 333-53678), filed on January 12, 2001.
(7)	Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on June 4, 2001.
(8)	Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on July 10, 2001.
(9)	Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on January 8, 2002.
(10)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 23, 2003.
(11)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on July 2, 2003.
(12)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on November 3, 2003.
(13)	Filed herewith.