Form 10-K
period 2006-12-31
NEKTAR THERAPEUTICS
filed 2007-03-01
CIK 906709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2006

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

650-631-3100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:  None

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes  ☐    No  ☒

The approximate aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the last sale price of the Registrant’s Common Stock on June 30, 2006, based upon the closing sales price of the registrant’s common stock listed as reported on the NASDAQ Market was approximately $1,635,586,821. This calculation excludes approximately 773,472 shares held by directors and executive officers of the Registrant. Exclusion of these shares should not be construed to indicate that such person controls, is controlled by or is under common control with the Registrant. This calculation does not exclude shares held by organizations whose ownership exceeds 5% of the Registrant’s outstanding Common Stock as of June 30, 2006 that have represented that they are registered investment advisers or investment companies registered under Section 8 of the Investment Company Act of 1940. Determination of affiliate status for the purposes of this calculation is not necessarily a conclusive determination for any other purpose.

91,397,227

(Number of shares of common stock outstanding as of February 1, 2007)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s definitive Proxy Statement to be filed for its 2007 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

NEKTAR THERAPEUTICS

2006 ANNUAL REPORT ON FORM 10-K

Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of this annual report, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including but not limited to the risk factors set forth in Item 1A below and for the reasons described elsewhere in this annual report. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof and we do not intend to update any forward-looking statements except as required by law or applicable regulations.

Trademarks

All Nektar brand and product names contained in this document are trademarks or registered trademarks of Nektar Therapeutics in the United States (U.S.) and other countries. The following, which appear in this document, are registered or other trademarks owned by the following companies: Exubera and Somavert (Pfizer Inc); PEGASYS (Hoffmann-La Roche Ltd.); Neulasta (Amgen Inc.); PEG-INTRON (Schering-Plough Corporation); Macugen ((OSI)-Eyetech); MIRCERA® (Hoffman-La Roche Ltd.); Ostabolin-C (Zelos Therapeutics, Inc.); Hematide (Affymax, Inc.) and Cimzia (UCB Group).

PART I

Item 1. Business

General Business Overview

We are a biopharmaceutical company with a mission to develop breakthrough products that make a difference in patients’ lives. We create differentiated, innovative products by applying our platform technologies to established or novel medicines. Our two leading technology platforms are Pulmonary Technology and PEGylation Technology. Nine products using these technology platforms have received regulatory approval in the U.S. or the European Union (EU). Our two technology platforms are the basis of nearly all of our partnered and proprietary product and product candidates.

We create or enable potential breakthrough products in two ways. First, we develop products in collaboration with pharmaceutical and biotechnology companies that seek to improve and differentiate their products. Second, we apply our technologies to already approved drugs to create and develop our own differentiated, proprietary product candidates. Our proprietary product candidates are designed to target serious diseases in novel ways. We believe our proprietary product candidates have the potential to raise the standards of current patient care by improving one or more performance parameters including efficacy, safety and ease-of-use.

Our technology platforms enable improved performance of a variety of new and existing molecules. Our Pulmonary Technology makes drugs inhaleable to deliver them to and through the lungs for both systemic and local lung applications. Our PEGylation Technology is a chemical process designed to enhance the performance of most drug classes with the potential to improve solubility and stability, increase drug half-life, reduce immune responses to an active drug, and improve the efficacy or safety of a molecule in certain instances.

Strategy

The three key elements of our business strategy are described below.

Maximize the Diabetes Opportunity

Exubera® (insulin human [rDNA origin]) Inhalation Powder is rapid-acting, powder human insulin that is inhaled normally through the mouth into the lungs prior to eating using the hand-held Exubera Inhaler. We believe Exubera has the potential to substantially improve insulin therapy as it provides adults with Type 1 and Type 2 diabetes with the first non-invasive delivery form of insulin. Exubera was approved for marketing in January 2006 in both the U.S. and the EU and is also approved in both Brazil and Mexico. We also have other development programs that target the diabetes therapeutic area based on our technology platforms including a next-generation Exubera development program.

Develop Our Own Proprietary Products

We are developing a portfolio of proprietary product candidates that are intended to address critical unmet medical needs by exploiting our technology platforms and know-how in combination with already approved drugs. Our strategy is to identify molecules that would benefit from the application of our technologies and potentially improve one or more performance parameters including efficacy, safety and ease of use. Our objective is to create value by advancing these product candidates into clinical development and then deciding on a product by product basis whether we want to continue development on our own or seek a partner. Partnering options could range from a comprehensive license to a co-promotion and co-development arrangement depending on a number of factors, such as the cost and complexity of development, needs for commercialization and therapeutic area focus.

Maintain and Create High Value Partnerships

We have collaborations or licensing arrangements with more than thirty pharmaceutical and biotechnology companies. Our partnering strategy enables us to develop a large and diversified pipeline of drug products and product candidates using our technologies. Historically, we have combined our technologies with molecules provided by or brought to us by our partners. As we continue to shift our focus towards developing proprietary product candidates, in addition to supporting our current partner development programs, we expect to engage in selecting high value partnerships in order to optimize revenue potential, probability of success and overall return on investment.

Our Technology Platforms

Our technology platforms are designed to improve the performance of new and existing drugs including both small and macromolecules. Our two technology platforms are described below.

Pulmonary Technology. Our Pulmonary Technology includes technologies for drug formulation, powder processing, powder filling and packaging, as well as dry powder inhaler devices to create an integrated system that delivers therapeutics to the lung. We also have technology to deliver liquid aerosols to the deep lung in an efficient and reproducible manner. We are currently working with a variety of different dry powder inhalers and several different types of liquid nebulizers. Exubera is the only FDA approved product using our Pulmonary Technology.

We believe our Pulmonary Technology has the potential to offer one or more of the following benefits:

•	Non-invasive delivery of certain peptides and proteins for systemic distribution;

•	Systemic delivery of molecules that require fast onset of action; and

•	Local lung targeting to treat pulmonary disease while reducing systemic exposure.

In addition to Exubera, our Pulmonary Technology is being used in six product candidates in clinical development including:

•

an inhaled formulation of tobramycin being developed in partnership with Novartis Pharma AG for the treatment of lung infections in patients with cystic fibrosis and currently undergoing Phase 3 clinical trials;

•	an inhaled formulation of dronabinol being developed in partnership with Solvay Pharmaceuticals for the treatment of migraines and currently undergoing Phase 2 clinical trials;

•	inhaled ostabolin-C being developed in partnership with Zelos Therapeutics for the treatment of osteoporosis and currently undergoing Phase 1 trials; and

•

an inhaled formulation of Ciprofoxacin being developed in partnership with Bayer Healthcare for the treatment of lung infections in cystic fibrosis patients and currently undergoing Phase 1 trials. It is also used in two of our proprietary product candidates in early clinical trials. Exubera has received FDA and EMEA approval using this technology.

PEGylation Technology. Our PEGylation Technology is designed to enhance performance of a variety of drug classes including macromolecules, such as peptides and proteins, as well as small molecules and other drugs. PEGylation is a chemical process where PEG chains are attached to active drugs to give them certain unique properties such as the potential to improve drug solubility and stability, increase drug half-life, reduce immune responses to an active drug, provide drug targeting and improve the efficacy or safety of a drug in certain instances.

We believe our PEGylation Technology has the potential to offer one or more of the following benefits:

•

Reduced rate of drug absorption from a subcutaneous injection and slowing the rate of elimination or metabolism by improving stability of the drug in the body thereby lowering the number of injections required for a patient for certain therapies;

•	Reduced immune response to certain macromolecules which may prolong their effectiveness with repeated doses;

•	Improved efficacy or safety in certain instances as a result of better pharmacokinetics of the drug in the body; and

•	Improved targeting of a drug to act at the site of disease thus having the potential to improve efficacy or reduce toxicity.

Currently this technology is used in seven products approved in the U.S. and one in the EU. It is also used in two of our early stage proprietary product development programs.

Approved products and clinical pipeline

The following table summarizes select proprietary and partnered products and product candidates including product candidates in pre-clinical, clinical development, products for which a New Drug Application, or NDA, or Biologics License Application, or BLA, has been filed, and products that have received regulatory approval in one or more jurisdictions. The table includes the type of molecule or drug, the primary indication for the product or product candidate and the status of the program. Approval status applies to the U.S. market unless otherwise noted.

Molecule	Primary Indication	Partner	Status(1)
Pulmonary Technology
Partnered
Exubera® (insulin human [rDNA origin]) Inhalation Powder	Adult Type 1 and Type 2 Diabetes	Pfizer Inc	Approved in EU and U.S., Brazil and Mexico
Tobramycin inhalation powder	Lung infections in cystic fibrosis patients	Novartis Pharma AG	Phase 3
Pulmonary dronabinol (Dronabinol metered dose inhaler)	Migraine (with and without aura)	Solvay Pharmaceuticals, Inc.	Phase 2
Ciprofloxacin Inhalation Powder	Lung infections in cystic fibrosis patients	Bayer Healthcare	Phase 1
Pulmonary ostabolin-C	Osteoporosis	Zelos Therapeutics	Phase 1
Proprietary
Inhaled Antibiotics (Aerosolized amikacin)	Adjunctive treatment of pneumonia in ventilated patients	Nektar Proprietary Program	Phase 2
Amphotericin B inhalation powder	Prevention of pulmonary aspergillosis	Nektar Proprietary Program	Phase 1 (pre-pivotal)
Pegylation Technology
Partnered
Neulasta® (pegfilgrastim)	Neutropenia	Amgen Inc.	Approved
PEGASYS® (peginterferon alfa-2a)	Hepatitis-C	Hoffmann-La Roche Ltd.	Approved
Somavert® (pegvisomant)	Acromegaly	Pfizer Inc	Approved
PEG-INTRON® (peginterferon alfa-2b)	Hepatitis-C	Schering-Plough Corporation	Approved
Macugen® (pegaptanib sodium injection)	Age-related macular degeneration	OSI Pharmaceuticals (formerly Eyetech)	Approved U.S. EU & Canada
Cimzia™ (certolizumab pegol, CDP870)	Crohn’s disease	UCB Pharma	Filed in U.S. & EU
MIRCERA® (C.E.R.A.) (Continuous Erythropoiesis Receptor Activator)	Renal anemia	Hoffmann-La Roche Ltd.	Filed in U.S.& EU

Molecule	Primary Indication	Partner	Status(1)
Cimzia™ (certolizumab pegol, CDP870)	Rheumatoid arthritis	UCB Pharma	Phase 3
Macugen® (pegaptanib sodium injection)	Diabetic macular edema (DME)	OSI Pharmaceuticals (Eyetech)	Phase 2
Macugen® (pegaptanib sodium injection)	Retinal Vein Occlusion (RVO)	OSI Pharmaceuticals (Eyetech)	Phase 2
Hematide™ (synthetic peptide-based, erythropoiesis- stimulating agent)	Anemia	Affymax, Inc.	Phase 2
CDP 791 (PEG-antibody fragment angiogenesis inhibitor)	Non-Small Cell Lung Cancer	UCB Pharma	Phase 2
Undisclosed	Undisclosed	Pfizer Inc	Phase 2
Proprietary
Undisclosed	Pain related	Nektar Proprietary Program	Phase 1
Undisclosed	Oncology	Nektar Proprietary Program	Pre-clinical

(1)	Status definitions are:

Approved—regulatory approval to market and sell product obtained in the U.S., EU and other countries.

Phase 3 or Pivotal—Product in large-scale clinical trials conducted to obtain regulatory approval to market and sell a drug. Typically, these trials are initiated following encouraging Phase II trial results.

Phase 2—Product in clinical trials to establish dosing and efficacy in patients.

Phase 1— Product in clinical trials typically in healthy subjects to test safety.

Pre-clinical—Group of studies that test a drug on animals and other nonhuman test systems. This testing is conducted to gain more data about the pharmaceutical’s efficacy and safety before tests on humans can begin.

Partnership with Pfizer for Exubera

In 1995, we entered into a collaboration with Pfizer to develop and commercialize Exubera® (insulin human [rDNA origin]) Inhalation Powder. Exubera is rapid-acting, powder human insulin that is inhaled normally through the mouth into the lungs prior to eating using the hand-held Exubera Inhaler. The Exubera Inhaler weighs four ounces and, when closed, is about the size of an eyeglass case. The Exubera Inhaler produces a cloud of insulin powder in its chamber, which is designed to pass rapidly into the bloodstream to regulate the body’s blood sugar levels. In patients with type 2 diabetes, Exubera can be used alone or in combination with diabetes pills or longer-acting insulin. In patients with type 1 diabetes, Exubera will be used in combination with longer-acting insulin.

We developed both Exubera Inhalation Powder and the Exubera Inhaler in partnership with Pfizer using our Pulmonary Technology. Under our collaboration agreement, Pfizer has sole responsibility for marketing and selling Exubera. Pfizer has the ability to manufacture up to one-half of the Exubera Inhalation Powder and also has responsibility for the automated filling of all insulin blister packs for the Exubera Inhaler and packaging of the Exubera product. We currently perform all of the manufacturing for the Exubera Inhalation Powder and Exubera Inhalers. Pfizer has an Exubera Inhalation Powder manufacturing facility and will likely manufacture a portion of the Exubera Inhalation Powder beginning this year. We receive manufacturing revenues from the sale to Pfizer of the Exubera Inhalation Powder and Exubera Inhalers and a product royalty based on end product sales and Pfizer’s cost of goods sold.

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

According to the World Health Organization, approximately 171 million people worldwide have diabetes, and that number is expected to grow to 366 million by 2030. All Type 1 diabetics, estimated at between 5% and 10% of all diabetics, require insulin therapy. Type 1 diabetics require both basal insulin in the form of long-acting insulin and multiple treatments of regular or short-acting insulin throughout the day. Type 2 diabetics, depending on the severity of their disease, may or may not require insulin therapy. We believe that because of the inconvenience and unpleasantness of injections, many Type 2 patients who do not require insulin to survive, despite the fact that they would benefit from it, are reluctant to start insulin treatment. This can result in poor control of blood sugars which can lead to the complications of the disease. Further, we believe that many Type 1 and Type 2 patients take less insulin than they should in part because of the dislike of injections. We also believe that Exubera could result in greater patient compliance by eliminating some insulin injections for Type 1 and some Type 2 patients and all insulin injections for some Type 2 patients.

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

In January 2006, Exubera received marketing approval in the U.S. and E.U for the treatment of adults with Type 1 and Type 2 diabetes for the control of hyperglycemia. In July 2006, Pfizer began the initial commercial launch of Exubera. Pfizer is taking a phased approach to the Exubera commercial launch. In the second half of 2006, the early phase of the Exubera launch focused on Pfizer manufacturing scale-up activities and the education of diabetes specialists. In 2007, Pfizer has initiated the next phase of the launch by expanding the education, marketing and sales efforts more broadly to primary care physicians.

Nektar Proprietary Product Development Programs

Inhaled Antibiotics (Aerosolized amikacin) for Adjunctive Treatment of Pneumonias in mechanically ventilated patients

Our Inhaled Antibiotic development program focuses on the adjunctive aerosol treatment of intubated and mechanically ventilated patients diagnosed with gram negative pneumonia; a significant cause of hospital-based morbidity and mortality. Current therapy for these types of pulmonary infections relies almost exclusively upon high doses of intravenous antibiotics, which can be associated with severe side effects. Aminoglycosides is a particular class of antibiotics that can be effective for treating pneumonias associated with gram-negative organisms, such as Pseudomonas aeruginosa, when administered through intravenous therapy. However, this class of antibiotics penetrates poorly from the blood to the lung relative to other classes of antibiotics, which can cause unwanted systemic toxicities including damage to kidneys and hearing. Gram-negative bacteria accounts for a majority of hospital-acquired pneumonias and causes significant morbidity and mortality.

Our Inhaled Antibiotic program uses a proprietary liquid delivery system that delivers aerosolized amikacin to the lung to treat these pneumonias. This product candidate could be used in conjunction with standard intravenous antibiotics and has potential to improve the outcomes and reduce systemic toxicities in this difficult–to-treat patient population. This product candidate has completed one Phase 2 trial to examine the pharmacokinetics, dosing, safety, and tolerability of aerosolized amikacin to treat gram-negative pneumonias in mechanically-ventilated patients. We are currently planning additional Phase 2 studies to examine the pharmacokinetics of the product. We are currently seeking a partner for this development program.

Amphotericin B Inhalation Powder (ABIP) for Prevention of Serious Pulmonary Infections In Immunocompromised Patients

Our ABIP program is intended to address the significant morbidity and mortality rates in immunocompromised patients at risk for serious pulmonary fungal infections. ABIP is being developed to prevent invasive pulmonary infections in patients at high risk of developing these infections due to being severely immunocompromised, such as those receiving hematopoietic stem cell transplant or patients receiving myelosuppresive treatment for myelodysplastic syndrome or acute myelogenous leukemia (AML). Our pocket-

sized powder inhaler used in ABIP is a unique delivery mode designed to enable the targeting of therapeutic concentrations of Amphotericin B directly to the lungs at levels similar to or greater than the lung concentrations that can be achieved by intravenous dosing of Amphotericin B or lipid-associated Amphotericin B products. By targeting Amphotericin B directly at the site of a potential aspergillus infection, we believe ABIP has the potential to significantly reduce these life-threatening lung fungal infections, while at the same time minimize common toxicities associated with intravenous Amphotericin B therapy.

In February 2006, the FDA granted U.S. orphan drug designation for ABIP for prevention of pulmonary fungal infections in patients at risk for aspergillosis due to immunosuppressive therapy. In May 2006, the FDA granted Fast Track designation for ABIP for prevention of pulmonary fungal infections in patients at risk for aspergillosis due to immunosuppressive therapy, including those receiving organ or stem cell transplants, or treated with chemotherapy or radiation for hematologic malignancies (leukemias). In September 2006, the European Commission granted orphan medicinal product designation to ABIP. ABIP has completed multiple preclinical studies and three Phase 1 studies. We are currently seeking a partner for this product candidate.

Pre-clinical and clinical proprietary product development programs

We have two additional proprietary product candidates in preclinical and clinical development based on our PEGylation Technology. One preclinical product candidate is in the disease area of oncology and the other Phase I product is pain-related. We anticipate that these product candidates will be in human clinical trials in 2007. We also have a number of proprietary product candidates in preclinical stages that use either our PEGylation Technology or Pulmonary Technology. We are also evaluating various other drug candidates including generically-available drugs and proprietary third party drugs.

Our Partner Product Development Programs

In a typical collaboration involving our Pulmonary Technology, our partner provides the active pharmaceutical ingredient (many of which have already received regulatory approval in another delivery form), funds research and development, obtains regulatory approvals, and markets the resulting commercial product. We supply our technology and we may manufacture and supply the inhaler device or drug formulation. In consideration for our efforts, we typically receive reimbursement for research and development, milestone payments, revenues from clinical drug and inhaler device and components manufacturing, and royalties from commercial sales of products. In addition, for products and product candidates using our Pulmonary Technology, we typically receive revenues from the manufacture and supply of our inhaler device and drug processing or filling activities.

In a typical collaboration involving our PEGylation Technology, we manufacture and supply the polyethylene glycol, or PEG, reagents to our partners and we may receive upfront fees, milestone payments, manufacturing revenues and royalties from sales of the resulting commercial product.

Significant Partnered Product Development Programs

Cimzia Program

We are a party to a license, manufacturing and supply agreement for Cimzia (certolizumab pegol, CDP870) with UCB Pharma. Under this agreement, we have the right to receive milestone payments, manufacturing revenues and royalties on product sales if the product candidate is commercialized. We will share a portion of the royalties on this product with Enzon pursuant to a license agreement.

In March 2006, UCB filed a BLA with the FDA for Cimzia for the treatment of Crohn’s disease. In April 2006, UCB submitted a Marketing Authorization Application, or MAA, to the EMEA for Cimzia for the same indication. Crohn’s disease is a chronic digestive disorder of the intestines, and is commonly referred to as inflammatory bowel disease. In December 2006, UCB announced that the FDA had requested additional information on its BLA. UCB is also conducting clinical trials on Cimzia for other indications. The product candidate is in Phase 3 trials for the treatment of rheumatoid arthritis and Phase 2 trials for the treatment of psoriasis.

Tobramycin Inhalation Powder Program

We are party to a collaborative research, development and commercialization agreement with Novartis Pharma AG to develop Tobramycin inhalation powder, or TIP, for the treatment of Pseudomonas aeruginosa in cystic fibrosis patients. Novartis’s existing tobramycin product, TOBI® (Tobramycin Inhalation Solution), was introduced in 1998 as the first inhaled antibiotic approved for treating Pseudomonas aeruginosa lung infections in cystic fibrosis patients. Under the terms of this agreement, we are responsible for the development of the powder formulation and pulmonary inhaler, as well as the clinical and commercial manufacturing of the drug formulation and inhaler. Novartis is responsible for the clinical development and worldwide commercialization of the drug formulation and inhaler combination. We have the right to receive research and development funding, milestone payments, as well as royalty payments and manufacturing revenues if the product candidate is commercialized. A Phase 3 clinical trial for TIP was commenced in October 2005 and is continuing.

Ciproflaxin Inhalation Powder Program

We are party to a collaborative research, development and commercialization agreement with Bayer HealthCare AG to develop an inhaleable powder formulation of a novel form of Ciprofloxacin to treat chronic lung infections caused by Pseudomonas aeruginosa in cystic fibrosis patients. Under the terms of the collaboration, we are responsible for formulation of the dry powder drug and development of the inhalation system, as well as clinical and commercial manufacturing of the drug formulation and device combination. Bayer is responsible for the clinical development and worldwide commercialization of the system. We are entitled to research and development funding, milestone payments as the program progresses through further clinical testing, as well as royalty payments on product sales and manufacturing revenues if the product is commercialized. This product candidate is currently in Phase 1 clinical trials.

Ostabolin-C™ Inhalation Powder Program

We are party to a collaborative research, development and commercialization agreement with Zelos Therapeutics, Inc. to develop an inhaleable powder form of Ostablin-C, a parathyroid hormone analogue. Under the terms of the agreement, we are responsible for development of the formulated dry powder drug and inhalation system, as well as clinical and commercial manufacturing of the drug formulation and device combination. Zelos is responsible for supply of the active pharmaceutical ingredient or API, clinical development and commercialization. We are entitled to receive research and development funding, milestone payments, as well as royalty payments on product sales and manufacturing revenues if the product candidate is commercialized. This product candidate is currently in Phase 1 clinical trials.

Hemophilia A Program

We are party to a collaborative research, development and commercialization agreement with Baxter Healthcare SA and Baxter Healthcare Corp., to develop a product candidate to extend the half-life of Hemophilia A proteins using our PEGylation Technology. These product candidates are in pre-clinical development for treatment of Hemophilia A. We are entitled to receive research and development funding, milestone payments, as well as royalty payments on product sales if the product candidate is commercialized. Nektar will supply, and will receive manufacturing revenues for, the poly(ethylene) glycol reagent used in the products for preclinical, clinical and commercial purposes.

MIRCERA (C.E.R.A.) (Continuous Erythropoiesis Receptor Activator) Program

We have a license and manufacturing license agreement with Roche for the license of our proprietary PEGylation reagent to be used in the manufacture of Roche’s MIRCERA product. Under the terms of the agreement, we are entitled to receive milestone payments and manufacturing revenues during development, as well as royalty payments and certain manufacturing revenues if the product candidate is commercialized.

In April 2006, Roche filed a BLA for MIRCERA with the FDA for the treatment of anemia associated with chronic kidney disease including patients on dialysis or not on dialysis and an MAA with the EMEA for the same indication. MIRCERA is currently the subject of a significant patent infringement lawsuit brought by Amgen related to Roche’s patents with respect to the use of MIRCERA to treat chemotherapy anemia in the U.S. Although we are not a party to this lawsuit, if the outcome of such litigation were adverse to Roche, this could have a material adverse impact on this program. In December 2006, Roche submitted additional data to the FDA to support its BLA application for MIRCERA. As a result of this action, the FDA extended the review period of the BLA by three months.

Certain Business Developments in 2006

In June 2006, our collaboration agreement with InterMune, Inc. for the development of PEG-Infergen was terminated upon mutual agreement. In addition, due to lack of progress, our partnered development program for a PEG-Axokine product with Regeneron Pharmaceuticals, Inc. was terminated.

During 2006, we began winding down the operations of our subsidiary, Nektar Therapeutics UK, which had been focused primarily on the research and development of our Super Critical Fluids Technology. There are no longer any full-time employees of Nektar UK and we have disposed of or transferred substantially all of its assets.

Research and Development

Our portfolio of ongoing research and development programs can be segregated into two categories: 1) partnered programs and 2) proprietary programs and platform technology research and development. The costs associated with these categories to be as follows (in millions):

	Years ended December 31,
	2006	2005	2004
Partner development programs	$51.0	$72.9	$85.0
Proprietary programs and platform technology research and development	98.4	78.8	48.5

Total	$149.4	$151.7	$133.5

These costs include certain allocations including facilities, cGMP quality personnel and other shared resources. We have generally allocated these shared costs based on personnel hours.

Our total research and development expenditures can be disaggregated into the following significant types of expenses (in millions):

	Years ended December 31,
	2006	2005	2004
Salaries and employee benefits	$69.9	$66.8	$61.2
Stock compensation expense	9.7	—	—
Facility and equipment	31.0	26.3	20.5
Outside services	24.1	32.0	29.8
Supplies	8.9	22.0	19.6
Travel and entertainment	2.4	1.8	2.0
Other	3.4	2.8	0.4

Total	$149.4	$151.7	$133.5

In connection with our research and development for partner programs, we earned $56.3 million, $81.6 million and $89.2 million in contract research revenue in the years ended December 31, 2006, 2005 and 2004, respectively.

Manufacturing

With respect to products based on our Pulmonary Technology, we generally formulate, manufacture and package the drug powders and subcontract the manufacture of our devices.

Our device for use with Exubera is a pulmonary inhaler. In 2006, we began large-scale commercial manufacturing of Exubera Inhalers and Exubera Inhalation Powder. We currently manufacture all of the Exubera Inhalation Powder in our San Carlos, California facility and we have two contract manufacturers that manufacture and supply the Exubera Inhalers. We are also evaluating additional contract manufacturers for inhalers used with other our other partnered and proprietary pulmonary product candidates. As we and our contract manufacturing partners continue to produce Exubera Inhalation Powder and Inhalers for commercial manufacturing, additional investment in equipment and facilities may be required to provide sufficient quantities to meet market demand.

We operate a drug powder manufacturing and packaging facility in San Carlos, California capable of producing drug powders in quantities we believe are sufficient for clinical trials of product candidates utilizing our Pulmonary Technology and the commercial supply of Exubera Inhalation Powder to Pfizer. This facility has been inspected and licensed by the State of California and is used to manufacture and package powders under current Good Manufacturing Practices (“cGMP”). The facility received a pre-approval inspection from U.S. and international regulatory authorities and was found acceptable for commercial manufacture. Our facilities are subject to ongoing routine inspection and a continuing obligation to adhere to cGMP.

We have developed a high capacity automated filling technology that we believe is capable of filling drug powder blisters on a commercial production scale. We licensed this technology to Pfizer who performs the commercial filling of the Exubera Inhalation Powder into blisters to be used with the Exubera Inhaler.

We have a manufacturing and supply agreement with two contract manufacturers for the manufacture and supply of the Exubera Inhaler. To date, these contract manufacturers have been successful in meeting the commercial supply requirements for the Exubera Inhaler. We believe that these contract manufacturers have successfully implemented our pulmonary device technology, scaled up the manufacturing process to commercial levels, and met the requirements of cGMP. Qualification and validation of their facilities are complete. These manufacturers received a pre-approval inspection from regulatory authorities and were found acceptable for commercial manufacture. Their facilities are subject to ongoing routine inspection and a continuing obligation to adhere to cGMP. We will continually examine scale-up opportunities to expand commercial operations if necessary based on Exubera product demand. Increasing manufacturing capacity at our contract manufacturers, if necessary, involves significant risks and uncertainties, including significant lead-time requirements, large capital investments, the recruitment and training of additional qualified personnel, and operational complexities

With respect to products using our PEGylation Technology, we have two manufacturing facilities in Huntsville, Alabama. One is for the manufacture of PEG-derivatives for use by collaboration partners and for our own use. In 2006, we completed construction on a second facility which was designed for the manufacture of Active Pharmaceutical Ingredients, or APIs. This facility will be used to produce APIs for clinical development for our proprietary product candidates that utilize our PEGylation Technology. Both facilities are designed and operated to be in compliance with ICH Q7A guidelines.

Government Regulation

The research and development, clinical testing, manufacture and marketing of products using our technologies are subject to regulation by the FDA and by comparable regulatory agencies in other countries. These national agencies and other federal, state and local entities regulate, among other things, research and development activities and the testing (in vitro, in animals and in human clinical trials), manufacture, labeling, storage, recordkeeping, approval, marketing, advertising and promotion of our products.

The approval process required by the FDA before a product using our technologies may be marketed in the United States depends on whether the compound has previously been approved for use in other dosage forms. If the drug is a new chemical entity that has not been previously approved, the process includes the following:

•	Extensive preclinical laboratory and animal testing;

•	Submission of an Investigational New Drug application, or IND, prior to commencing clinical trials;

•	Adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for the intended indication; and

•	Submission to the FDA for approval of an NDA for drugs or BLAs for biological products or a Premarket Approval Application, or PMAs, or Premarket Notification, or 510(k)s, for medical device products.

If the active ingredient has been previously approved by FDA, the approval process is similar, except that certain preclinical tests relating to systemic toxicity normally required for the IND and NDA or BLA may not be necessary if the company has a right of reference to such data or is eligible for approval under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act.

Preclinical tests include laboratory evaluation of product chemistry and animal studies to assess the safety and efficacy of the product and its chosen formulation. Preclinical safety tests must be conducted by laboratories that comply with FDA Good Laboratory Practices, or GLP, regulations. The results of the preclinical tests for drugs, biological products and combination products subject to the primary jurisdiction of FDA’s Center for Drug Evaluation and Research, or CDER, or Center for Biologics Evaluation and Research, or CBER, are submitted to the FDA as part of the IND application and are reviewed by the FDA before clinical trials can begin. Clinical trials may begin 30 days after receipt of the IND by the FDA, unless the FDA raises objections or requires clarification within that period.

Clinical trials involve the administration of the drug to healthy volunteers or patients under the supervision of a qualified, identified medical investigator according to a protocol submitted FDA for review in the IND. Drug products to be used in clinical trials must be manufactured according to cGMP. Clinical trials are conducted in accordance with protocols that detail the objectives of the study and the parameters to be used to monitor participant safety and product efficacy as well as other criteria to be evaluated in the study. Each protocol is submitted to the FDA under the original IND.

Apart from the IND process described above, each clinical study must be reviewed by an independent Institutional Review Board, or IRB, and the IRB must be kept current with respect to the status of the clinical study. The IRB considers, among other things, ethical factors, the potential risks to subjects participating in the trial and the possible liability to the institution where the trial(s) is/are being conducted. The IRB also reviews and approve the informed consent form to be signed by the trial participants and any significant changes in the clinical study.

Clinical trials are typically conducted in three sequential phases. In Phase 1, the initial introduction of the drug into healthy human subjects, the product generally is tested for tolerability, pharmacokinetics, absorption, metabolism and excretion. Phase 2 involves studies in a limited patient population to:

•	determine the preliminary efficacy of the product for specific targeted indications;

•	determine dosage and regimen of administration; and

•	identify possible adverse effects and safety risks.

After Phase 2 trials demonstrate that a product appears to be effective and to have an acceptable safety profile, Phase 3 trials are undertaken to evaluate the further clinical efficacy and safety of the drug and formulation within an expanded patient population at geographically dispersed clinical study sites, and in large enough trials to provide statistical proof of efficacy and tolerability. The FDA, the clinical trial sponsor, the investigators or the IRB may suspend clinical trials at any time if any one of them believes that study participants are being subjected to an unacceptable health risk. In some cases, the FDA and the drug sponsor may determine that Phase 2 trials are not needed prior to entering Phase 3 trials.

Following a series of formal and informal meetings between the drug sponsor and the regulatory agencies, the results of product development, preclinical studies and clinical studies are submitted to the FDA as an NDA or BLA for approval of the marketing and commercial shipment of the drug product. The FDA may deny approval if applicable regulatory criteria are not satisfied or may require additional clinical or pharmaceutical testing or requirements. Even if such data are submitted, the FDA may ultimately decide that the NDA or BLA does not satisfy all of the criteria for approval. Additionally, the approved labeling may narrowly limit the conditions of use of the product, including the intended uses, or impose warnings, precautions or contraindications which could significantly limit the potential market for the product. Further as a condition of approval the FDA may impose post-market surveillance, or Phase 4, studies or risk management programs. Product approvals, once obtained, may be withdrawn if compliance with regulatory standards is not maintained or if safety concerns arise after the product reaches the market. The FDA may require additional post-marketing clinical testing and pharmacovigilance programs to monitor the effect of drug products that have been commercialized and has the power to prevent or limit future marketing of the product based on the results of such programs. After approval, there are ongoing reporting obligations concerning adverse reactions associated with the product, including expedited reports for serious and unexpected adverse events.

Each drug product-manufacturing establishment that manufactures drug product for the U.S. market must be registered with the FDA and typically is inspected by FDA prior to NDA or BLA approval. Establishments handling controlled substances must in addition be licensed by the U.S. Drug Enforcement Administration. Manufacturing establishments of U.S. marketed products are subject to inspections by the FDA for compliance with cGMP and other U.S. regulatory requirements. They are also subject to U.S. federal, state and local regulations regarding workplace safety, environmental protection and hazardous and controlled substance controls, among others.

A number of the drugs we are developing are already approved for marketing by the FDA in another form and delivered by another route. We believe that when working with approved drugs, the approval process for products using our alternative drug delivery or formulation technologies may involve less risk and may require fewer tests than are required for new chemical entities. However, we expect that our formulations for use with any of our technologies may use excipients not currently approved for use. Use of these excipients will require additional toxicological testing that may increase the costs of or length of time to gain regulatory approval. In addition, regulatory procedures as they relate to our products may change as regulators gain experience, and any such changes may delay or increase the cost of regulatory approvals.

For product candidates currently under development utilizing our Pulmonary Technology, our pulmonary inhaler devices are considered to be part of a drug and device combination for deep lung delivery of each specific molecule. The FDA will make a determination as to the most appropriate center and division within the agency that will assume prime responsibility for the review of the applicable applications, which would consist of an IND and an NDA or BLA where CDER or CBER are determined to have primary jurisdiction or an investigational device exemption application and PMA or 510(k) where the Center for Devices and Radiological Health, or CDRH, is determined to have primary jurisdiction. In the case of our product candidates, CDER in consultation with CDRH could be involved in the review. The assessment of jurisdiction within the FDA is based upon the primary mode of action of the drug or the location of the specific expertise in one of the centers.

Where CDRH is determined to have primary jurisdiction over a product, 510(k) clearance or PMA approval is required. Medical devices are classified into one of three classes—Class I, Class II, or Class III—depending on the degree or risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. Devices deemed to pose lower risks are placed in either Class I or II, which requires the manufacturer to submit to FDA a Premarket Notification requesting permission to commercially distribute the device. This process is known as 510(k) clearance. Some low risk devices are exempted from this requirement. Devices deemed by FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are placed in Class III, requiring PMA approval.

To date, our partners have generally been responsible for clinical and regulatory approval procedures, but we may participate in this process by submitting to the FDA a drug master file developed and maintained by us which contains data concerning the manufacturing processes for the inhaler device or drug. Through our internal proprietary product development efforts, we have prepared and submitted an IND application and will be responsible for additional clinical and regulatory procedures for those product candidates being developed under the IND. The clinical and manufacturing development and regulatory review and approval process generally takes a number of years and requires the expenditure of substantial resources. Our ability to manufacture and market products, whether developed by us or under collaboration agreements, ultimately depends upon the completion of satisfactory clinical trials and success in obtaining marketing approvals from the FDA and equivalent foreign health authorities.

Sales of our products outside the U.S. are subject to local regulatory requirements governing clinical trials and marketing approvals for drugs. Such requirements vary widely from country to country.

In the U.S., under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States. The company that obtains the first FDA approval for a designated orphan drug for a rare disease receives marketing exclusivity for use of that drug for the designated condition for a period of seven years. In addition, the Orphan Drug Act provides for protocol assistance, tax credits, research grants, and exclusions from user fees for sponsors of orphan products. Once a product receives orphan drug exclusivity, a second product that is considered to be the same drug for the same indication may be approved during the exclusivity period only if the second product is shown to be “clinically superior” to the original orphan drug in that it is more effective, safer or otherwise makes a “major contribution to patient care” or the holder of exclusive approval cannot assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. We have received an orphan drug designation for our ABIP product candidate for the prevention of pulmonary fungal infections in patients at risk for aspergillosis.

In the U.S., the FDA may grant Fast Track designation to a product candidate which allows the FDA to expedite the review of new drugs that are intended for serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs. An important feature of Fast Track designation is that it emphasizes the critical nature of close, early communication between the FDA and the sponsor company to improve the efficiency of product development. We received Fast Track designation for our ABIP product candidate for prevention of pulmonary fungal infections in patients at risk for aspergillosis due to immunosuppressive therapy, including those receiving organ or stem cell transplants, or treated with chemotherapy or radiation for hematologic malignancies (leukemias). Under the Fast Track program, we are now eligible to submit portions of a BLA or NDA for review on a rolling basis prior to completion of the final registration package for the product.

In developing the device components for our Pulmonary Technology, we have sought to develop our quality systems and design engineering function to adhere to the principles of design control for medical devices as set forth in the applicable regulatory guidance. Although our hybrid drug/device products are expected to be reviewed primarily by CDER/CBER, we have sought to adhere to the design control approach both as a good business practice, and because it appears that the drug and biologic centers of the FDA and other worldwide agencies are adopting this policy. In Europe, delivery devices are viewed as separate entities subject to review as such under the medical device directive. In the U.S., it is our intention to comply with FDA regulations for devices.

There can be no assurance that products that we develop, including devices designed by us and built by our contract manufacturers, will be approved, or will meet approval requirements, on a timely basis, the failure of which would have a material adverse effect on the Company. There also can be no assurance that any FDA, EMEA or other international equivalent approval will not impose significant labeling or other limitations that could have material adverse effect on the revenue potential of the product involved.

Once a product is approved, the failure of the manufacturer, distributor or marketer to adhere to applicable legal and regulatory requirements can result in enforcement action, including seizure, injunctions, criminal or civil penalties and market withdrawal.

Patents and Proprietary Rights

We routinely apply for patents for our innovations and for improvements to our technology platform. We also rely on our trade secrets and know-how to protect our technologies and our competitive position. We plan to defend our proprietary technologies from infringement, misappropriation, and duplication through our issued patents, our proprietary know-how, and contracts.

Our patent portfolio contains patents and patent applications that encompass each of our technologies including our Pulmonary Technology and our PEGylation Technology platforms. As of December 31, 2006, we owned over 1,000 U.S. and foreign patents and a number of patent applications that cover various aspects of our technologies or products. Our PEGylation Technology patents and patent applications cover reactive PEG derivatives, PEG-drug conjugates, PEG-based pro-drugs and PEG-drug delivery vehicles. Our Pulmonary Technology patents and patent applications cover compositions and methods and apparatus for preparing, packaging, and delivering particles for pulmonary delivery of both large and small molecule drugs. Although our early PEGylation technology patent applications were filed in the U.S. only, we routinely file patent applications on innovations and improvements in each of these areas on a worldwide basis. In the U.S. and generally throughout the world, the term of a new patent is twenty years from the date on which the application for the patent was filed or, in certain cases, from an earlier date from which the application claims priority, subject to the payment of maintenance fees. Patent terms in some instance may be extended for patents the issuances of which are delayed due to patent application examining authorities and for patents covering regulated products the market approval of which are delayed due to product reviewing regulatory authorities.

With regard to our PEGylation technology patent portfolio, we have filed patent applications directed to activated PEG reagents having a variety of structures and reactive groups, methods of producing highly pure polymer reagents, PEG pro-drugs having hydrolyzable linkages, PEG-based hydrogels and alternative gel systems and PEG conjugates of certain molecules.

Our Pulmonary Technology patent portfolio relates to pharmaceutical compositions and reagents, medical devices and equipment and methods for preparation, packaging and delivery of our pharmaceutical compositions. This portfolio includes spray drying solutions, emulsions, and suspensions to prepare particles of various morphologies. Patents owned by us in these areas cover inhaler devices, formulations for pulmonary delivery and methods for preparing, packaging and using these formulations and particular active agent formulations for delivery via the respiratory tract.

The patent positions of pharmaceutical, biotechnology, medical device and drug delivery companies, including ours, involve complex legal and factual issues. There can be no assurance that patents we apply for will issue, or that patents that are issued will be valid and enforceable. Even if such patents are enforceable, we anticipate that any attempt to enforce our patents could be time consuming and costly. Additionally, the coverage claimed in a patent application can be significantly reduced before the patent is issued. As a consequence, we do not know whether any of our pending patent applications will be granted with broad coverage or whether the claims that eventually issue or those that have issued will be circumvented. Since publication of discoveries in scientific or patent literature often lag behind actual discoveries, we cannot be certain that we were the first inventor of inventions covered by our patents or patent applications or that we were the first to file patent applications for such inventions. Moreover, we may have to participate in interference proceedings in the U.S. Patent and Trademark Office, which could result in substantial cost to us, even if the eventual outcome is favorable. An adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from or to third parties or require us to cease using the technology in dispute.

U.S. and foreign patent rights and other proprietary rights exist that are owned by third parties and relate to pharmaceutical compositions and reagents, medical devices, and equipment and methods for preparation, packaging and delivery of pharmaceutical compositions. We cannot predict with any certainty which, if any, of these rights will be considered relevant to our technology by authorities in the various jurisdictions where such rights exist, nor can we predict with certainty which, if any, of these rights will or may be asserted against us by third parties. We could incur substantial costs in defending ourselves and our partners against any such claims. Furthermore, parties making such claims may be able to obtain injunctive or other equitable relief, which could effectively block our ability to develop or commercialize some or all of our products in the U.S. and abroad, and could result in the award of substantial damages. In the event of a claim of infringement, we or our partner’s may be required to obtain onr or more licenses from third parties. There can be no assurance that we can obtain a license to any technology that we determine we need on reasonable terms, if at all, or that we could develop or otherwise obtain alternative technology. The failure to obtain licenses if needed may have a material adverse effect on us.

We also rely upon trade secret protection for our confidential and proprietary information. No assurance can be given that others will not independently develop substantially equivalent confidential and proprietary information or otherwise gain access to our trade secrets or disclose such technology, or that we can meaningfully protect our trade secrets.

Our ability to develop and commercialize our technologies will be affected by our or our partners’ access to drugs that are to be formulated. Many biopharmaceutical drugs, including some of those that are presently under development by us, are subject to issued and pending U.S. and foreign patent rights which may be owned by competing entities. There can be no assurance that we will have access to drug candidates for formulation or that, if such access is provided, we will not be accused of, or determined to be, infringing a third party’s rights and will not be prohibited from working with the drug or be found liable for damages that may not be subject to indemnification. Any such restriction on access or liability for damages would have a material adverse effect on us.

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

Competition

We believe that products developed using our technologies will compete on the basis of one or more of the following parameters: efficacy, safety, ease of use, and cost. There is intense competition with each of our technology platforms including non-invasive delivery and less invasive delivery of peptides and proteins, and improved formulation and delivery of small molecules by the most common routes of delivery including pulmonary, oral, and injectable delivery. In addition, a number of the products being developed using our technologies have direct and indirect competition from other companies including both drug delivery companies and biopharmaceutical companies. For each of our technology platforms, we believe we have competitive advantages for certain applications and molecules. We monitor the competitive situation across our technology applications and products and may attempt to develop in-house technologies, license or acquire technologies that improve or expand our technology platforms in order to remain competitive.

Some of our competitors with regard to our Pulmonary Technology include Alexza Pharmaceuticals, Alkermes, Inc., Aradigm Corporation, 3M, MannKind Corporation, Microdose Technologies Inc., Skyepharma and Vectura. In the non-invasive delivery of insulin, there are companies working on inhaled insulin products such as Novo Nordisk, Alkermes, Inc., Kos Pharmaceuticals, Inc. (now a division of Abbott), Baxter Biopharma Solutions and MannKind Corporation. Although none of these inhaled insulin products is currently approved by regulatory authorities for marketing, if they are approved in any of the markets where Exubera is approved, this could significantly impact the success of Exubera. In particular, certain of our competitors have announced inhaled insulin programs that, if approved, could compete with Exubera based on smaller devices, ease of use, or clinical outcomes. For example, two of the more advanced inhaleable insulin programs include Alkermes’s inhalable insulin product (AIR Insulin System™) in Phase 3 clinical development and Mannkind’s Technosphere® Insulin System also in Phase 3 clinical development.

Some of our competitors with regard to our PEGylation Technology include Dow Chemical Company, Enzon Pharmaceuticals, Inc., SunBio Corporation, Mountain View Pharmaceuticals, Inc., Neose, NOF Corporation and Valentis, Inc., and there may be several chemical, biotechnology, and pharmaceutical companies also developing PEGylation technologies. Some of these companies license or provide the technology to other companies, while others are developing the technology for internal use.

Product specific competition

Exubera

There are several direct competitors with development programs underway for inhaled insulin products. If these products are approved, they could be competitive to Exubera. These companies include Novo Nordisk, Eli Lilly Company /Alkermes, Inc, MannKind Corporation, and Kos Pharmaceuticals, all of which are working on various versions of inhaled insulin products in either a liquid or a dry form. Some products are in late stage clinical testing including Alkermes’s inhalable insulin product (AIR Insulin System™) in Phase 3 clinical development and Mannkind’s Technosphere® Insulin System also in Phase 3 clinical development. There are other smaller companies that we believe are developing oral or buccal products for insulin delivery, such as Biocon, Emisphere Technologies, Inc., Coremed Corporation, and Generex Biotechnology Corporation. Exubera competes with approved injectable insulins, including both fast-acting and longer-acting basal insulins. Lastly,

Exubera competes with other treatment modalities for diabetes including oral agents and other injectable products approved for patients with Type 2 diabetes, such as Amilyn Pharmaceutical’s Byetta. There are currently no approved pulmonary insulin products in the U.S. or the EU other than Exubera.

Inhaled Amphotericin B (ABIP)

There are several products approved for the treatment of pulmonary aspergillosis that are administered intraveneously including Vfend (voriconazole) and there are other parenteral forms of Amphotericin B delivered by injection which are partially effective to treat the disease but also have significant dose-limiting toxicities which could limit their utility. In 2006, NOXAFIL® (posaconazole) Oral Suspension was approved in the U.S. and EU and is indicated for prophylaxis of invasive Aspergillus and Candida infections in patients at high risk of developing these infections due to being severely immunocompromised, such as hematopoietic stem cell transplant (HSCT) recipients with graft-versus-host disease (GVHD) or those with hematologic malignancies with prolonged neutropenia from chemotherapy. In addition, Oral Vfend is also being studied for prevention of aspergillosis which, if approved, could compete with our proprietary program. There is currently no drug approved for the prevention of pulmonary aspergillosis administered via the pulmonary route.

Inhaled Antibiotics Program

There are no approved drugs approved for adjunctive treatment or prevention of pneumonia in mechanically ventilated patients administered via the pulmonary route. There are approved parenteral antibiotics which are partially effective for the treatment of either hospital-acquired pneumonia or ventilator-associated pneumonia in patients on mechanical ventilators but in certain cases have systemic side effects.

Backlog

We had firm purchase order commitments from Pfizer for Exubera Inhalation Powder and Exubera Inhalers of approximately $70.2 million and $35.9 million at January 1, 2007 and January 1, 2006, respectively.

Employees and Consultants

As of December 31, 2006 we had 793 employees, of which 614 employees were engaged in research and development, commercial operations, and quality activities, and 179 employees were engaged in general administration and business development. We have 213 employees who hold advanced degrees, of which 77 are Ph.D.s. None of our employees is covered by a collective bargaining agreement, and we have experienced no work stoppages. We believe that we maintain good relations with our employees.

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

All of our brand and product names that we use in connection with our company and our products are trademarks or registered trademarks of Nektar Therapeutics in the United States and other countries. This Annual Report on Form 10-K contains additional trade names, trademarks and service marks of other companies. We do not intend our use or display of other parties’ trade names, or trademarks or service marks to imply a relationship with, or endorsement or sponsorship of, us by these other parties.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages and positions of our executive officers as of February 1, 2007:

Name	Age	Position
Howard W. Robin	54	Director, President and Chief Executive Officer
Louis Drapeau	62	Senior Vice President, Finance and Chief Financial Officer
John S. Patton, Ph.D.	60	Director, Founder, and Chief Scientific Officer
David Johnston, Ph.D.	56	Senior Vice President, Research and Development
Nevan C. Elam	39	Senior Vice President, Corporate Operations, General Counsel and Secretary

Howard W. Robin, has served as our President and Chief Executive Officer since January 2007 and was appointed as a member of our Board of Directors in February 2007. Mr. Robin served as Chief Executive Officer, President and director of Sirna Therapeutics, Inc. a clinical-stage biotechnology company pioneering RNAi-based therapies for serious diseases and conditions, from July 2001 to November 2006 and from January 2001 to June 2001, served as their Chief Operating Officer, President and Director. From 1991 to 2001, Mr. Robin was Corporate Vice President and General Manager at Berlex Laboratories, Inc., the U.S. pharmaceutical subsidiary of the German pharmaceutical firm Schering AG, and from 1987 to 1991 he served as Vice President of Finance and Business Development and Chief Financial Officer. From 1984 to 1987, Mr. Robin was Director of Business Planning and Development at Berlex. He was a Senior Associate with Arthur Andersen & Co. prior to joining Berlex. Since February 2006, Mr. Robin has served as a member of the Board of Directors of Acologix, a biopharmaceutical company focused on therapeutic compounds for the treatment of osteo-renal diseases. He received his BS in Accounting and Finance from Farleigh Dickinson University in 1974.

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

John S. Patton, Ph.D., our co-founder, has served as Chief Scientific Officer since November 2001 and as a director since July 1990. Dr. Patton served as Vice President, Research from December 1991 to November 2001. He served as our President from our incorporation in July 1990 to December 1991. From 1985 to 1990, Dr. Patton was a Project Team Leader with Genentech, Inc., a biotechnology company, where he headed their non-invasive drug delivery activities. Dr. Patton was on the faculty of the Marine Science and Microbiology Departments at the University of Georgia from 1979 through 1985, where he was granted tenure in 1984. Dr. Patton received a B.S. in Zoology and Biochemistry from Pennsylvania State University, an M.S. from the University of Rhode Island, a Ph.D. in Biology from the University of California, San Diego and received post doctorate fellowships from Harvard Medical School and the University of Lund, Sweden, both in biomedicine. Dr. Patton is also a director of Halozyme Therapeutics, Inc., a biopharmaceutical company.

David Johnston, Ph.D. joined Nektar in January 2004 as Senior Vice President of Research and Development. Dr. Johnston has more than 25 years of broad experience in the international pharmaceutical industry. Prior to Nektar, he was vice president and chief development officer at Control Delivery Systems Inc., a drug delivery technology company during 2003. From 2000 to 2002, he was the executive vice president and president of AAI International, a pharmaceutical research and development company. He was also executive vice president of drug development and chief scientific officer of Oread Inc., a Contract research Organization from 1997 to 1999. From 1979 to 1997, Dr. Johnston held various positions in pharmaceutical development at Sterling

Winthrop/Sanofi Winthrop Inc. a global pharmaceutical company including vice president of U.S. pharmaceutical product development and deputy group director of worldwide product development. Dr. Johnston received a B.S. in Chemistry and a Ph.D. from St. Andrews University, Scotland, and he completed postdoctoral studies at the Max Planck Institute for Medicinal research in Heidelberg, Germany. He has over 40 publications and has contributed to presentations in Europe and the U.S.

Nevan C. Elam has served as Senior Vice President of Corporate Operations, General Counsel and Secretary since January 2005. From October 2000 to December 2004, Mr. Elam held various senior management and advisory positions including Chief Financial Officer and Vice-President of Business Development at E2open, Inc., a global on-demand enterprise software company. Prior to his management roles at E2open, Mr. Elam was a partner in the corporate practice of the law firm of Wilson Sonsini Goodrich & Rosati, where he worked for eight years. Mr. Elam received his Juris Doctorate from Harvard Law School and a Bachelor of Arts from Howard University.

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

Our revenue and results of operations depend on sales to Pfizer.

We currently depend on Pfizer as the source of a significant portion of our revenues. Revenue from Pfizer represented 64% and 64% of our total revenue for the years ending December 31, 2006 and December 31, 2005. We expect a significant portion of our future revenue from Pfizer will come from the commercial manufacture and sale of Exubera Inhalation Powder to Pfizer, the sale of Exubera Inhalers and component parts to Pfizer, and royalties from Exubera product sales by Pfizer. Under our collaboration agreement with Pfizer, the Exubera royalties depend on the level of Exubera sales and Pfizer’s cost of goods sold for the product. The commercial launch of Exubera is in the early stages and it is difficult to predict future Exubera sales levels and the royalties we will receive from those sales.

The Exubera commercial launch is in the early stages and there can be no assurance regarding the commercial success of Exubera.

Pfizer has taken a phased approach to the Exubera commercial launch. In the second half of 2006, the first phase of the Exubera launch focused on manufacturing scale-up activities and the education of diabetes specialists. In 2007, Pfizer initiated the next phase of the launch expanding the education, marketing and sales efforts more broadly to primary care physicians. We do not participate in any way in the sales and marketing of Exubera and therefore have no direct control over the commercial success of Exubera. There can be no assurance regarding the commercial success of Exubera which will depend on such factors as Pfizer’s investment in the marketing and sales of Exubera, physician and patient education and experiences, third party payor reimbursement, country specific pricing approvals, size of the market for inhaled insulin, successful product manufacturing and the impact of competition from other diabetes therapies. If sales of Exubera are not successful or delayed, it would have a material impact on our revenue, results of operations, and financial condition.

If we are not able to manufacture and supply sufficient quantities of Exubera Inhalation Powder to meet market demand it would negatively impact our revenue and results of operations.

We have performed insulin powder processing on the scale needed for commercial production of Exubera Inhalation Powder for approximately one year. Although we have been substantially successful at meeting our Exubera Inhalation Powder manufacturing objectives to date, we could encounter manufacturing and quality control problems as we continue to manufacture large commercial quantities. If market demand requires, we may not be able to expand commercial production of Exubera Inhalation Powder in a timely manner or at a commercially reasonable cost. Increasing manufacturing capacity requires significant capital investments and substantial periods of time to implement and obtain regulatory qualifications. As a result of the long-lead time required to add manufacturing capacity, increases in demand for Exubera could result in our inability to meet market demand.

We are required to maintain compliance with current Good Manufacturing Practices, or cGMP, and are subject to inspections by the FDA or comparable agencies in other jurisdictions to confirm such compliance. We anticipate periodic regulatory inspections of our powder drug manufacturing facilities for compliance with applicable regulatory requirements. The results of these inspections could result in costly manufacturing changes, facility or capital equipment upgrades, or suspension of manufacturing until the FDA is satisfied that the manufacturing and quality control procedures are in substantial compliance with cGMP. Manufacturing delays for Exubera Inhalation Powder pending resolution of regulatory deficiencies or suspensions would have a significant adverse impact on our revenue and results of operations.

We depend on two contract manufacturers to manufacture the Exubera Inhalers and the failure to manufacture sufficient quantities of the Exubera Inhalers to meet market demand would negatively impact our revenues and results of operations.

We depend on two contract manufacturers and their supply chains to manufacture and supply the Exubera Inhalers. Because the manufacturing process for the Exubera Inhaler is complex and subject to extensive government regulations, alternative qualified contract manufacturers or increased capacity may not be available on a timely basis, at a commercially reasonable cost or at all. Increasing manufacturing capacity at our contract manufacturers involves significant risks and uncertainties including significant lead time requirements, large capital investments, the recruitment and training of additional qualified personnel, and other operational complexities. Although our contract manufacturers have been successful at meeting the commercial manufacturing objectives for Exubera Inhalers to date, there can be no assurance that in future periods our contract manufacturers may not experience manufacturing or quality control problems or that they will be able to continue to scale-up manufacturing to meet commercial demand for the Exubera Inhaler devices.

We also depend on the suppliers of our contract manufacturers to provide a large number of component parts for the Exubera Inhaler in sufficient quantities and on a timely basis to meet market demand. A failure by one or more of these suppliers to provide sufficient parts or components in accordance with our specifications on a timely basis to meet market demand would limit our Exubera Inhaler production capacity and would have a negative impact on our revenue and results of operations.

In addition, we anticipate periodic regulatory inspections of our contract manufacturers’ facilities. Although our contract manufacturers have obligations to comply with regulatory requirements, the results of these regulatory inspections could result in costly manufacturing changes, facility or capital equipment upgrades or expansion, or suspension of manufacturing until the FDA is satisfied that the manufacturing and quality control procedures are in substantial compliance with cGMP. Manufacturing delays pending resolution of regulatory deficiencies or suspensions would have a severe negative impact on our revenue, results of operations, and financial position.

If Pfizer is unable to manufacture and deliver bulk insulin for powder processing, fill the insulin powder into blister packs for the Exubera Inhaler, or package sufficient quantities of the Exubera product to meet market demand, it would significantly and negatively impact our revenues and results of operations.

Pfizer is responsible for providing the bulk insulin for powder processing, automated filling of all the powder insulin blister packs, and all packaging required for the final Exubera product. Pfizer may encounter manufacturing, filling or packaging problems that cannot be remedied in a timely manner to meet commercial demand for the Exubera product. In addition, Pfizer also has the right to manufacture up to one-half of the Exubera Inhalation Powder. In the second half of 2006, Pfizer experienced manufacturing scale-up challenges due to the complex Exubera manufacturing process designed by Pfizer which requires highly automated, specially engineered equipment. Any failure, delay or inability to address these challenges and scale-up Pfizer’s portion of the manufacturing, filling and packaging processes could impede Exubera sales and would significantly and negatively impact our revenues, results of operations and financial condition.

We also anticipate periodic regulatory inspections of Pfizer manufacturing, filling and packaging facilities for regulatory compliance. Findings from these regulatory inspections could result in costly manufacturing changes, facility or capital equipment upgrades or suspension of Pfizer’s manufacturing activities until the FDA is satisfied that the manufacturing and quality control procedures are in substantial compliance with cGMP.

Manufacturing delays pending resolution of deficiencies or suspension would have a negative impact on our revenue, results of operations, regulatory approvals, and public confidence in the Exubera product.

The discovery of any new or more severe side effects or negative efficacy findings for Exubera could significantly harm our business.

While the safety of Exubera for patients has been extensively studied in clinical trials with generally mild to moderate side-effects to date, Pfizer is conducting controlled long-term safety and efficacy studies of Exubera. Exubera is known to have certain side effects such as a small decrease in lung function generally within the first months of treatment, lowered blood sugar levels (hypoglycemia) and a mild cough within seconds to minutes after taking Exubera. There can be no assurance that additional or more severe side effects or negative efficacy findings may not be discovered based on Pfizer’s long-term safety and efficacy studies or required reporting of adverse events regarding Exubera, any of which could severely harm our business and result in one or more of the following regulatory events:

•	a voluntary or involuntary recall or market withdrawal of Exubera;

•	labeling changes such as restriction on intended uses, additional contraindications, warnings, precautions, or adverse reactions that would limit Exubera market potential;

•	a ‘boxed’ warning in the label;

•	imposition of post-marketing surveillance studies or risk management programs;

•	distribution restrictions; and

•	adverse publicity.

In addition, one or more of the above factors would also have the potential to negatively impact regulatory registrations for Exubera in other countries.

If we are not successful in developing the next generation Exubera pulmonary inhaler device it could negatively impact our revenue and results of operations.

We currently are working on the development of a next generation Exubera Inhaler device which we believe will be important to maintaining a long term competitive advantage for Exubera. The objective of these development efforts is to improve the device portability, convenience, reliability and ease of use. There are significant risks associated with this program including developing the formulation for the next generation device, design engineering challenges, design for manufacturability and cost effectiveness and regulatory considerations. The next-generation Exubera Inhaler will require regulatory approval which could be a very costly and time consuming process with substantial risk. Competitors with products under development could successfully develop, obtain regulatory approval, and commercialize a more convenient, easy to use, smaller pulmonary insulin inhaler device for insulin which could negatively impact market share for Exubera. If we are not successful in developing a next generation Exubera Inhaler on a timely basis or at all, it could result in loss of market share for Exubera which would negatively impact our revenues and results of operations.

If product liability lawsuits are brought against us, we may incur substantial liabilities.

The manufacture, testing, marketing and sale of medical products involves an inherent risk of product liability. If product liability costs exceed our product liability insurance coverage, we may incur substantial liabilities that could have a severe negative impact on our financial position. Whether or not we were ultimately successful in product liability litigation, such litigation would consume substantial amounts of our financial and managerial resources, and might result in adverse publicity, all of which would impair our business. Additionally, we may not be able to maintain our clinical trial insurance or product liability insurance at an acceptable cost, if at all, and this insurance may not provide adequate coverage against potential claims or losses.

If we fail to establish future successful collaborative relationships, then our results of operation and financial condition may be adversely impacted.

We intend to seek future collaborative relationships with pharmaceutical and biotechnology partners to fund some of our research and development expenses and develop and commercialize product candidates. We are currently seeking partners for two of our proprietary product candidates and the success, timing and terms and conditions of these partnering efforts will affect our revenues and financial results in 2007 and beyond. If we are ultimately not able to negotiate acceptable collaborative arrangements with respect to our existing and future product candidates, or if any arrangements we do negotiate do not include sufficiently favorable commercial terms, we may not receive an adequate return on these investments and our results of operations and financial condition would suffer.

If the collaborative partners we depend on to obtain regulatory approvals for and commercialize our partner products are not successful, or if such collaborations fail, then the product development or commercialization of our partner products may be delayed or unsuccessful.

When we sign a collaborative development agreement or license agreement to develop a product candidate with a pharmaceutical or biotechnology company, the pharmaceutical or biotechnology company is generally expected to:

•	synthesize active pharmaceutical ingredients to be used in the product candidate;

•	design and conduct large scale clinical studies;

•	prepare and file documents necessary to obtain government approvals to sell a given product candidate; or

•	market and sell our products when and if they are approved.

Reliance on collaborative relationships poses a number of risks, including:

•	the potential inability to control whether and the extent to which our collaborative partners will devote sufficient resources to the development programs or commercial efforts;

•	disputes which may arise in the future with respect to the ownership of rights to technology or intellectual property developed with collaborative partners;

•	disagreements with collaborative partners which could lead to delays in or termination of the research, development or commercialization of product candidates, or result in litigation or arbitration;

•

the potential for contracts with our collaborative partners to fail to provide significant protection or to be effectively enforced if one of these partners fails to perform. Collaborative partners have considerable discretion in electing whether to pursue the development of any additional product candidates and may pursue alternative technologies or products either on their own or in collaboration with our competitors;

•	the potential for collaborative partners with marketing rights to choose to devote fewer resources to the marketing of our products than they do to products of their own development;

•	the timing and level of resources that our collaborative partners’ dedicate to the development program will affect the timing and amount of revenue we receive;

•	risks related to the ability of our collaborative partners to pay us; and

•	the potential for collaborative partners to terminate their agreements with us unilaterally for any or no reason.

Given these risks, there is a great deal of uncertainty regarding the success of our current and future collaborative partner arrangements.

We have entered into collaborations in the past that have been subsequently terminated. If other collaborations are suspended or terminated, our ability to commercialize certain other proposed product candidates could also be negatively impacted. If our collaborations fail, our product development or commercialization of product candidates could be delayed or cancelled and it would negatively impact our revenues and results of operations.

If our preclinical testing or clinical trials or those of our collaborative partners are delayed or unsuccessful, our business could be significantly harmed.

All of our partner product candidates and proprietary product candidates are in research and development, including preclinical testing and clinical trials. Preclinical testing and clinical trials are long, expensive and uncertain processes. It may take us, or our collaborative partners, several years to complete clinical trials, and failure can occur at any stage and at any time. Typically, there is a high rate of attrition for product candidates in preclinical and clinical trials. Success in preclinical testing and early clinical trials does not necessarily predict success in later clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later stage clinical trials due to such factors as inconclusive results and adverse medical events, even after achieving positive results earlier trials that were satisfactory to us, our collaborative partners and the reviewing regulatory agencies. If our partner product candidates or proprietary product candidates fail in clinical trial stage, it could have a significant and adverse impact on our business prospects.

We depend on third parties in the conduct of our proprietary product candidate clinical trials and any failure of those parties to fulfill their obligations could adversely affect our development and commercialization plans.

We depend on independent clinical investigators, contract research organizations and other third party service providers and our collaborators in the conduct of clinical trials for our proprietary product candidates. We rely heavily on these parties for successful execution of our clinical trials but do not control many aspects of their activities. For example, the investigators are not our employees. However, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Third parties may not complete activities on schedule or may not conduct our clinical trials in accordance with regulatory requirements or our stated protocols. The failure of these third parties to carry out their obligations could delay or prevent the development, approval and commercialization of our product candidates.

If we or our partners do not obtain regulatory approval for our product candidates on a timely basis or at all, or if the terms of any approval impose significant restrictions or limitations on use, then our revenues and results of operations may be affected negatively.

There is a risk that we, or our partners, will not obtain regulatory approval (which in some countries includes pricing approval) for product candidates on a timely basis, or at all, or that the terms of any approval will impose significant restrictions or limitations on use. Product candidates must undergo rigorous animal and human testing and an extensive FDA mandated or equivalent foreign authorities’ review process for safety and efficacy. This process generally takes a number of years and requires the expenditure of substantial resources. The time required for completing such testing and obtaining such approvals is uncertain. The FDA and other U.S. and foreign regulatory agencies also have substantial discretion to terminate clinical trials, require additional testing, delay or withhold registration and marketing approval and mandate product withdrawals including recalls. Even though our partners have obtained regulatory approval for some of our products, these products and our manufacturing processes are subject to continued review by the FDA and other regulatory authorities. Even if we or our partners receive regulatory approval of a product, the approval may limit the indicated uses for which the product may be marketed. In addition, any marketed products and manufacturing facilities used in the manufacture of such products will be subject to continual review and periodic inspections. Later discovery from such review and inspection of previously unknown problems may result in restrictions on marketed products or on us, including withdrawal of such products from the market, recall, or suspension of our manufacturing operations. The failure to obtain timely regulatory approval of product candidates, any product marketing limitations or a product withdrawal would negatively impact our revenues and results of operations.

Our collaboration agreements with our partners contain complex commercial terms that could result in disputes or litigation that could materially and adversely affect our revenues, results of operations, or financial condition.

We currently derive, and expect to derive in the foreseeable future, all of our revenue from collaboration agreements with biotechnology and pharmaceutical companies. These collaboration agreements contain complex commercial terms including:

•	research and development performance and reimbursement obligations for our personnel and other resources allocated to partner product development programs;

•

clinical and commercial manufacturing agreements, some of which are priced on an actual cost basis for products supplied to partners by us with complicated cost calculation and allocation formulas and methodologies;

•	intellectual property ownership allocation between us and our partners for improvements and new inventions developed during the course of the collaborative partnership;

•	royalties on end product sales based on a number of complex variables including net sales calculations, cost of goods, geography, patent life, and other financial metrics; and

•	indemnity obligations for third-party intellectual property, infringement, product liability and certain other claims.

From time to time, we have informal dispute resolution discussions with our partners regarding the appropriate interpretation of the complex commercial terms contained in our collaboration agreements. There can be no assurance that one or more disputes may arise in the future regarding our collaborative contracts which will not ultimately result in costly litigation and unfavorable interpretation of contract terms that could have a material adverse impact on our revenue, results of operations, or financial condition.

Because our proprietary product candidates are in the early stages of development, there is a high risk of failure, and we may never succeed in developing marketable products or generating revenue from our proprietary product candidates.

We are now applying our Pulmonary Technology and PEGylation Technology to our proprietary product development programs. None of our proprietary product candidates have received regulatory approval and our development efforts may never result in a commercialized product. Development of our proprietary products will require extensive additional time, effort and cost in preclinical testing and clinical trials. Our proprietary product candidates also require lengthy regulatory reviews before they can be marketed by us or our partners. Drug development is an uncertain process that involves trial and error, and we may fail at numerous stages along the way. In addition, it can also be very difficult to estimate the commercial potential of early stage product candidates due to such factors as safety and efficacy when compared to other available treatments, changing standards of care, patient and physician preferences and the availability competitive alternatives that may emerge either during the long development process or after commercial introduction.

Our investment in the development and commercialization of our proprietary product candidates prior to seeking partnering arrangements may be unsuccessful and adversely impact our results of operations and financial condition.

Our strategy is to fund our proprietary product development programs, including some or all of the clinical trials, prior to partnering with pharmaceutical and biotechnology companies. While we believe this strategy may result in improved economics for our proprietary product candidates, it will require significant investment by us without reimbursement. As a result, we bear an increased economic risk in the event one or more of our proprietary product candidates is not successful. Even if the product development is ultimately successful, our increased investment could adversely impact our results of operations and financial condition prior to commercialization.

We may incur substantial litigation costs and liabilities, which may adversely affect our business, results of operations and financial position.

Third parties from time to time have asserted or may assert that we or our commercial partners are infringing their proprietary rights based upon their patents that they believe cover our technology. In addition, future patents may issue to third parties that may give rise to similar assertions of infringement. We agree, in certain circumstances, to indemnify and hold harmless our collaborative partners from intellectual property infringement, product liability and certain other claims. We could incur substantial costs in defending ourselves and our commercial partners against any such claims. Furthermore, parties making such claims may be able to obtain injunctive or other equitable relief, which could effectively block our ability or the ability of our partners to develop or commercialize some or all of our products or product candidates in the United States and abroad, and could result in the award of substantial damages. We cannot predict with certainty the eventual outcome of any pending litigation or future litigation. Costs associated with such litigation, substantial damage claims, indemnification claims, or royalties paid for licenses from third parties could have a material adverse effect on our business, results of operations and financial condition.

On June 30, 2006, we entered into a litigation settlement related to an intellectual property dispute with the University of Alabama Huntsville pursuant to which we paid $11 million and agreed to pay an additional $10 million in equal $1 million installments over ten years beginning on July 1, 2007.

On August 1, 2006, Novo Nordisk filed a lawsuit against Pfizer in federal court claiming that Pfizer willfully infringes on Novo’s patents covering inhaled insulin with Exubera. The case is currently proceeding with discovery and other pre-trial activities. Although we are not currently a named party in this litigation, we have incurred litigation costs as a result of such litigation and may incur substantial future costs and potential indemnity claims from Pfizer associated with the litigation. These and other disputes may have a material impact on our business, results of operation and financial condition.

If any of our pending patent applications do not issue or following issuance are deemed invalid, we may lose valuable intellectual property protection. We rely on trade secret protection for important proprietary technologies.

We have filed patent applications (and we plan to file additional patent applications) covering, among other things, aspects of our Pulmonary Technology (in general and as it relates to specific molecules) including, without limitation, our powder processing technology, our powder formulation technology, and our inhalation device technology; our PEGylation Technology; and certain other early stage technologies. We own over 1,000 U.S. and foreign patents and a number of patent applications that cover various aspects of our technologies. The patent positions of pharmaceutical, medical device and biotechnology companies, including ours, are uncertain and involve complex legal and factual issues. There can be no assurance that patents we apply for will issue, or that patents that have issued will be valid and enforceable. Even if such patents are enforceable, we anticipate that any attempt to enforce our patents could be time consuming and costly. Additionally, the coverage claimed in a patent application can be significantly reduced before the patent is issued. As a consequence, we do not know whether any of our patent applications will result in patents with broad coverage or whether the claims that eventually issue or that have issued will be circumvented. Since publication of discoveries in scientific or patent literature often lag behind the date such discoveries, we cannot be certain that we were the first inventor of inventions covered by our patents or patent applications. Moreover, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office, which could result in substantial cost to us, even if the eventual outcome is favorable. An adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from or to third parties or require us to cease using the technology in dispute.

U.S. and foreign patents and patent applications exist which comprise intellectual property rights and potential rights owned by third parties that relate to pharmaceutical compositions and reagents, medical devices, and equipment and methods for preparation, packaging, and delivery of pharmaceutical compositions. We cannot predict with any certainty which, if any, these rights will be considered relevant to our technology by authorities in the various jurisdictions where such rights exist, nor can we predict with certainty which, if any, of these rights will or may be asserted against us by third parties. There can be no assurance that we can obtain on reasonable terms, if at all, a license to any technology that we determine we need or that we could develop or otherwise obtain alternate technology. The failure to obtain such licenses or obtain such alternative technology would have a material adverse effect on us.

We also rely upon trade secret protection for our confidential and proprietary information. No assurance can be given that others will not independently develop substantially equivalent confidential and proprietary information or otherwise gain access to our trade secrets or disclose such technology, or that we can meaningfully protect our trade secrets.

We may be required to obtain intellectual property licenses from third parties and there is a risk we may not be able to obtain such licenses on a commercially reasonable basis, if at all.

Numerous pending and issued U.S. and foreign patent rights and other proprietary rights owned by third parties relate to pharmaceutical compositions, medical devices, and equipment and methods for preparation, packaging, and delivery of pharmaceutical compositions. We cannot predict with any certainty which, if any, patent references will be considered relevant to our or our collaborative partners’ technology by authorities in the various jurisdictions where such rights exist, nor can we predict with certainty which, if any, of these rights will or may be asserted against us by third parties. There can be no assurance that we can obtain a license to any technology that we determine we need on reasonable terms, if at all, or that we could develop or otherwise obtain alternate technology. The failure to obtain licenses on commercially reasonable terms, or at all, if needed, would have a material adverse effect on us.

There is significant competition for our technology platforms and partnered and proprietary product and product candidates which could make our products, product candidates or technologies obsolete or uncompetitive and it would negatively impact our revenues and results of operations.

There are competitors to our platform technologies and partnered and proprietary products and product candidates. Some of our competitors with regard to our Pulmonary Technology include Alexza Pharmaceuticals, Alkermes, Inc., Aradigm Corporation, 3M, MannKind Corporation, Microdose Technologies Inc., Skyepharma and Vectura. Some of our competitors with regard to our PEGylation Technology include Dow Chemical Company, Enzon Pharmaceuticals, Inc., SunBio Corporation, Mountain View Pharmaceuticals, Inc., Neose, NOF Corporation and Valentis, Inc., and there may be several chemical, biotechnology, and pharmaceutical companies also developing PEGylation technologies. Some of these companies license or provide the technology to other companies, while others are developing the technology for internal use.

There are several direct competitors with development programs underway for inhaled insulin products. If these products are approved, they could be competitive to Exubera. These companies include Novo Nordisk, Alkermes, Inc. in collaboration with Eli Lilly Company, MannKind Corporation, and Kos Pharmaceuticals, all of which are working on various versions of inhaled insulin products in either a liquid or dry powder form. Some products are in late stage clinical testing including Alkermes’s inhalable insulin product (AIR Insulin System™) in Phase 3 clinical development and Mannkind’s Technosphere® Insulin System also in Phase 3 clinical development. There are other smaller companies that we believe are developing oral or buccal products for insulin delivery, such as Biocon, Emisphere Technologies, Inc., Coremed Corporation, and Generex Biotechnology Corporation. Exubera also competes with approved injectable insulins, including both fast-acting and longer-acting basal insulins. Lastly, Exubera competes with other treatment modalities for diabetes including oral agents and other injectable products approved for patients with Type 2 diabetes, such as Amilyn Pharmaceutical’s Byetta.

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

If government and private insurance programs do not provide reimbursement for our partnered products or proprietary products, those products will not be widely accepted and it would have a negative impact on our revenue and results of operations.

In both domestic and foreign markets, sales of our partners’ products and any of our proprietary products that may be approved will depend in part upon pricing approvals by government authorities and the availability of reimbursement from third-party payors, such as government health administration authorities, managed care providers, private health insurers and other organizations. In addition, such third-party payors are increasingly challenging the price and cost effectiveness of medical products and services. Significant uncertainty exists as to the pricing approvals for, and the reimbursement status of, newly approved health care products. For example, Type 1 and Type 2 diabetes patients have current insulin therapies available to them, primarily injectable and oral insulin therapies. Therefore, an important factor in the commercial success of Exubera will be the timing and availability of reimbursement from third-party payors. Moreover, legislation and regulations affecting the pricing of pharmaceuticals may change before regulatory agencies approve our proposed products for marketing. Adoption of such legislation and regulations could further limit pricing approvals for, and reimbursement of, medical products. A government or third-party payor decision not to approve pricing for, or provide adequate coverage and reimbursements of, our products would limit market acceptance of such products.

If we are not able to manufacture products in accordance with cGMP in commercially feasible quantities or at commercially feasible costs, then our proprietary product candidates or those of our partners will not be successfully commercialized.

If we are not able to scale-up manufacturing to meet the drug quantities required to support large clinical trials or commercial manufacturing in a timely manner or at a commercially reasonable cost, we risk not meeting our collaborative partners’ supply requirements, our contractual obligations or supply requirements for our proprietary product candidates. Building and validating commercial-scale manufacturing facilities and processes, recruiting and training of qualified personnel and obtaining the necessary regulatory approvals is complex, expensive and time-consuming. In addition, we also sometimes face very limited supply for certain critical raw materials from single or a limited number of suppliers that could constrain our manufacturing output. Failure to manufacture products in commercially feasible quantities or at commercially feasible costs, would negatively impact our revenues and results of operations and cause us not to meet our customers’ supply requirements, contractual obligations or requirements for our proprietary product candidates.

If earthquakes and other catastrophic events strike, our business may be negatively affected.

Our corporate headquarters, including a substantial portion of our research and development and manufacturing operations, are located in the San Francisco Peninsula, a region known for seismic activity. A significant natural disaster such as an earthquake would have a material adverse impact on our business, results of operations, and financial condition. There are no backup facilities for our manufacturing operations located in the San Francisco Peninsula and in the event of any earthquake or other natural disaster or terrorist event, we would not be able to manufacture and supply bulk powder drugs, such as the Exubera Inhalation Powder, without significant disruption. Certain of our collaborative partners located elsewhere may also be subject to catastrophic events such as hurricanes and tornadoes, any of which could have a material adverse effect on our business, results of operations, and financial condition.

If we do not generate sufficient cash flow through increased revenues or raising additional capital, then we may not be able to meet our substantial debt obligations.

As of December 31, 2006, we had cash, cash equivalents, short-term investments, and investments in marketable securities valued at approximately $467.0 million and approximately $447.9 million of indebtedness including approximately $417.7 million in convertible subordinated notes, $20.5 million in capital lease obligations and $9.7 million of other long-term liabilities. We expect to use a substantial portion of our cash to fund our on-going operations over the next few years and to repay the $102.7 million of convertible subordinated notes due in 2007. The remaining $315.0 million of convertible subordinated notes will mature in 2012.

Our substantial indebtedness has and will continue to impact us by:

•	making it more difficult to obtain additional financing;

•	constraining our ability to react quickly in an unfavorable economic climate; and

•	constraining our ability to invest in our proprietary product development programs.

Currently we are not generating positive cash flow. If Exubera is not successful it will adversely impact our ability to meet our debt obligations. In addition, if the market price of our common stock is below the related conversion price, the holders of the related outstanding convertible subordinated notes will not likely convert such securities to equity in accordance with their existing terms. If we are unable to satisfy our debt service requirements, substantial liquidity problems could result.

In the future, we may not generate sufficient cash from operations to repay our remaining convertible subordinated notes or satisfy any other of these obligations when they become due and may have to raise additional funds from the sale of equity or debt securities or otherwise restructure our obligations in order to do so. There can be no assurance that any such financing or restructuring will be available to us on commercially acceptable terms, if at all.

If we cannot raise additional capital our financial condition may suffer.

Our capital needs may change as a result of numerous factors including without limitation significant investments in our proprietary product candidates, and may result in additional funding requirements. In addition, we may choose to raise additional capital due to market conditions or strategic considerations. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to our stockholders.

We have no material credit facility or other material committed sources of capital. To the extent operating and capital resources are insufficient to meet our future capital needs, we will have to raise additional funds to continue the development and commercialization of our technologies and proprietary products. Such funds may not be available on favorable terms, or at all. In particular, our substantial leverage may limit our ability to obtain additional financing. In addition, as an early stage biotechnology company, we do not qualify to issue investment grade debt and therefore any financing we do undertake will likely involve the issuance of equity, convertible debt instruments or high-yield debt. These sources of capital may not be available to us in the event we require additional financing. If adequate funds are not available on reasonable terms, we may be required to curtail operations significantly or obtain funds by entering into financing, supply or collaboration agreements on unattractive terms. Our inability to raise capital could negatively impact our business.

We recently appointed a new President and Chief Executive Officer and any failure or delay in successfully transitioning duties and responsibilities could have a negative impact on our business.

On January 15, 2007, Howard W. Robin was appointed as our President and Chief Executive Officer. Although Mr. Robin is a very experienced executive in the biotechnology and pharmaceutical industry, any delays or inefficiencies in the transition of duties and responsibilities to Mr. Robin would have a negative impact on our business.

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

Further, we have in place a preferred share purchase rights plan, commonly known as a “poison pill.” The provisions described above, our “poison pill” and provisions of Delaware law relating to business combinations with interested stockholders may discourage, delay or prevent a third party from acquiring us. These provisions may also discourage, delay or prevent a third party from acquiring a large portion of our securities, or initiating a tender offer or proxy contest, even if our stockholders might receive a premium for their shares in the acquisition over the then current market prices. We also have a change of control severance benefits plan which provides for certain cash severance, stock award acceleration and other benefits in the event our employees are terminated (or, in some cases, resign for specified reasons) following an acquisition. This severance plan could discourage a third party from acquiring us.

We expect our stock price to remain volatile.

Our stock price is volatile. During the twelve-month period ending December 31, 2006, based on closing bid prices on the NASDAQ Stock Market, our stock price ranged from $13.10 to $22.75. We expect our stock price to remain volatile. A variety of factors may have a significant effect on the market price of our common stock, including:

•	announcement of Exubera prescription and sales results;

•	clinical trial results or product development delays or delays in product approval or launch;

•	announcements by collaboration partners as to their plans or expectations related to products using our technologies;

•	announcements or terminations of collaborative relationships by us or our competitors;

•	fluctuations in our results of operations;

•	developments in patent or other proprietary rights;

•	announcements of technological innovations or new therapeutic products that may compete with our approved products or products under development;

•	governmental regulation;

•	litigation brought against us or third parties to whom we have indemnification obligations;

•	public concern as to the safety of drug formulations developed by us or others; and

•	general market conditions.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently lease approximately 355,000 square feet of facilities in San Carlos and Mountain View, California, Hyderabad, India and Galway, Ireland. The leases have expiration dates ranging from 2007 to 2016. We currently own two facilities consisting of 135,000 square feet in Huntsville, Alabama. The facilities are used for commercial manufacturing, clinical manufacturing, research and development and administrative purposes. The manufacturing facilities in California and Galway, Ireland operate under Good Manufacturing Practices (cGMP).

Item 3. Legal Proceedings

On August 1, 2006, Novo Nordisk filed a lawsuit against Pfizer in federal court claiming that Pfizer willfully infringes on Novo’s patents covering inhaled insulin with Exubera. The case is currently proceeding with discovery and other pre-trial activities. Although we are not currently a named party in this litigation, we have incurred litigation costs as a result of such litigation and may incur substantial future costs and potential indemnity claims from Pfizer associated with the litigation. These and other disputes may have a material impact on our business, results of operation and financial condition. On June 30, 2006, we entered into a litigation settlement related to an intellectual property dispute with the University of Alabama Huntsville pursuant to which the Company paid $11 million and agreed to pay an additional $10 million in equal $1 million installments over ten years beginning on July 1, 2007.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders in the three-month period ended December 31, 2006.

PART II

Item 5. Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock trades on the NASDAQ Market under the symbol “NKTR.” The table below sets forth the high and low closing sales prices for our Common Stock (as reported on the NASDAQ Market) during the periods indicated.

	High	Low
Year Ended December 31, 2005:
1st Quarter	$19.80	$13.41
2nd Quarter	19.02	13.72
3rd Quarter	19.59	16.24
4th Quarter	17.49	14.66
Year Ended December 31, 2006:
1st Quarter	$21.76	$16.44
2nd Quarter	22.75	16.99
3rd Quarter	18.53	13.10
4th Quarter	17.20	13.96

As of February 1, 2007, there were approximately 327 holders of record of our Common Stock.

We have never declared or paid any cash dividends on our common stock. We currently expect to retain any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

There were no sales of unregistered securities and there were no common stock repurchases made during the fiscal year ended December 31, 2006.

Information regarding our equity compensation plans as of December 31, 2006 is disclosed in Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters and incorporated by reference from the definitive proxy statement for our 2007 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form under the heading “Equity Compensation Plan Information.”

Item 6. Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL INFORMATION

(In thousands, except per share information)

The selected consolidated financial data set forth below should be read together with the consolidated financial statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the other information contained herein.

	Years ended December 31,
	2006	2005	2004	2003	2002
Statements of Operations Data:
Revenue:
Product sales and royalties (1)	$153,556	$29,366	$25,085	$27,295	$18,465
Contract research	56,303	81,602	89,185	78,962	76,380
Exubera commercialization readiness	7,859	15,311	—	—	—

Total revenue	217, 718	126,279	114,270	106,257	94,845
Total operating costs and expenses (2)	376,948	308,912	188,212	171,012	193,658

Loss from operations (2)	(159,230)	(182,633)	(73,942)	(64,755)	(98,813)
Gain (loss) on debt extinguishment	—	(303)	(9,258)	12,018	—
Interest and other income (expense), net	5,297	(2,312)	(18,849)	(12,984)	(8,655)
(Provision) Benefit for income taxes	(828)	137	163	(169)	—

Net loss	$(154,761)	$(185,111)	$(101,886)	$(65,890)	$(107,468)

Basic and diluted net loss per share (3)	$(1.72)	$(2.15)	$(1.30)	$(1.18)	$(1.94)
Shares used in computing basic and diluted net loss per share (3)	89,789	85,915	78,461	55,821	55,282

	Years ended December 31,
	2006	2005	2004	2003	2002
Balance Sheet Data:
Cash, cash equivalents and investments	$466,977	$566,423	$418,740	$298,409	$293,969
Working capital	$369,725	$450,248	$223,880	$223,971	$136,424
Total assets	$768,177	$858,554	$744,921	$616,788	$606,638
Convertible subordinated notes (4)	$417,653	$417,653	$173,949	$359,988	$299,149
Other long term liabilities	$29,457	$27,598	$36,250	$46,742	$37,553
Accumulated deficit	$(1,056,993)	$(902,232)	$(717,121)	$(615,235)	$(549,345)
Total stockholders’ equity	$227, 060	$326,811	$467,342	$164,191	$206,770

(1)	2006 Product sales and royalties include commercial manufacturing revenue from Exubera Inhalation Powder and Exubera Inhalers.
(2)	We changed our method of accounting for stock based compensation on January 1, 2006 in connection with the adoption of SFAS No. 123R, Accounting for Share-Based Payment.
(3)	Basic and diluted net loss per share is based upon the weighted average number of common shares outstanding.
(4)	We repaid $36.0 million of the 5% Convertible Subordinated Notes on February 7, 2007.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section as well as in Part I (Item 1a) of this report under the heading “Risk Factors.”

Overview

We are a biopharmaceutical company with a mission to develop breakthrough products that make a difference in patients’ lives. We create differentiated, innovative products by applying our platform technologies to established or novel medicines. Our two leading technology platforms are Pulmonary Technology and PEGylation Technology. Nine products using these technology platforms have received regulatory approval in the U.S. or the EU. Our two technology platforms are the basis of nearly all of the partnered and proprietary programs currently in preclinical and clinical development or being commercialized.

We create or enable potential products in two ways. First, we develop products in collaboration with pharmaceutical and biotechnology companies that seek to improve and differentiate their products. Second, we apply our technologies to already approved drugs to create and develop our own differentiated, proprietary programs. Our proprietary programs are designed to target serious diseases in novel ways. We believe our proprietary products and development programs have the potential to raise the standards of current patient care by improving one or more performance parameters including efficacy, safety and ease-of-use.

Our technology platforms enable improved performance of a variety of new and existing molecules. Our Pulmonary Technology makes drugs inhaleable to deliver them to and through the lungs for both systemic and local lung applications. Our PEGylation Technology is a chemical process designed to enhance the performance of most drug classes with the potential to improve solubility and stability, increase drug half-life, reduce immune responses to an active drug, and improve the efficacy or safety of a molecule in certain instances.

The commercial success of Exubera will be a critical factor in us achieving our profitability objective and for us to be able to fund the key elements of our business strategy. We expect our future revenues to come increasingly from the manufacture and sale of Exubera Inhalation Powder and Inhalers and royalties from sales of Exubera by Pfizer. Like any product in the early stages of commercial launch, there are substantial risks and uncertainties with respect to the commercial success of Exubera, including the timing and success of the commercialization of Exubera by Pfizer in various markets, physician and patient education and experiences, third party payor reimbursement, country specific pricing approvals, manufacturing and supply execution, and other risks and uncertainties identified in this report. In addition, under our collaboration agreement with Pfizer, we do not participate in the marketing and sales activity for Exubera.

Our manufacturing revenues received from Pfizer for Exubera Inhalation Powder and Inhalers are calculated on a cost-plus basis. Exubera royalty revenue levels will depend on the level of Exubera product sales to end users and Pfizer’s cost of goods sold for Exubera. Pfizer is taking a phased approach to the Exubera commercial launch. In the second half of 2006, the early phase of the Exubera launch focused on manufacturing scale-up activities and the education of diabetes specialists. In 2007, Pfizer initiated the next phase of the launch expanding the education, marketing and sales efforts more broadly to primary care physicians. Because the Exubera commercial roll-out is in its early phases, we cannot predict the level of Exubera end user product sales or expected royalty revenues for this or subsequent years.

Currently, we are the exclusive manufacturer of the Exubera Inhalation Powder. Under our collaboration agreement, Pfizer can manufacture up to one-half of the Exubera Inhalation Powder and also has responsibility for the automated filling of all insulin blister packs for the Exubera Inhaler and packaging of the Exubera product. Pfizer has an Exubera Inhalation Powder manufacturing facility and will likely manufacture a portion of the Exubera Inhalation Powder in the future. In the second half of 2006, Pfizer experienced scale-up challenges with highly automated, specially engineered Pfizer equipment, although Pfizer has said they made significant progress in addressing these challenges. Any failure, delay or inability to address these challenges and scale-up Pfizer’s portion of the manufacturing, filling, and packaging processes could impede Exubera sales and would significantly and adversely impact our revenues, results of operations, and financial condition. Although we have been successful at meeting our Exubera Inhalation Powder and Inhaler manufacturing objectives to date, it is critical that we continue to meet our manufacturing commitments in 2007 to support Pfizer’s requirements. Commercial scale manufacturing execution by both Nektar and Pfizer remains an important factor in meeting anticipated Exubera market demand and meeting our financial objectives.

We continue to make significant investments in our proprietary development programs which comprise a substantial portion of our research and development spending. Our current strategy is to develop a portfolio of proprietary programs that is intended to address critical unmet medical needs by exploiting our know-how and technology in combination with established medicines. We intend to continue our strategy of partnering these development programs with pharmaceutical and biotechnology companies in various stages of their development in an effort to help fund the investment of our proprietary development programs. Our decision as to when to seek partners for our proprietary development programs will be made on an individual program basis and such decisions will have an important impact on our future revenues, research and development spending, and financial position. In this regard, we are currently seeking collaboration partners for two of our proprietary development programs and the success and timing of these partnering efforts will affect our research and development expense levels and revenues in 2007 and beyond.

We will continue to seek collaborative arrangements with pharmaceutical and biotechnology companies. We believe our partnering strategy enables us to develop a large and diversified pipeline of products and development programs using our technologies. To date the revenues we have received from the sales of our partner products have been insufficient to meet our operating and other expenses. Other than revenues we expect to generate from Exubera, we do not anticipate receiving sufficient amounts of revenue from other partner product sales or royalties in the near future to meet our operating expenses.

To fund the expense related to our research and development activities, we have raised significant amounts of capital through the sale of our equity and convertible debt securities. As of December 31, 2006, we had approximately $447.9 million in long-term debt. Our ability to meet the repayment obligations of this debt is dependent upon our and our partners’ ability to develop, obtain regulatory approvals, and successfully commercialize products. Even if we are successful in this regard, we may require additional capital to repay our debt obligations.

Research and Development Activities

Our product pipeline includes both partnered and proprietary development programs. We have ongoing collaborations or licensing arrangements with more than thirty biotechnology and pharmaceutical companies to provide our technologies. Our technologies are currently being used in nine approved products, in two partner programs that have been filed for with the FDA and twelve development programs in human clinical trials.

The length of time that a development program is in a given phase varies substantially according to factors relating to the development program, such as the type and intended use of the potential product, the clinical trial design, and the ability to enroll suitable patients. Generally, for partnered programs, advancement from one phase to the next and the related costs to do so is dependent upon factors that are primarily controlled by our partners.

Our portfolio of development programs is focused on our Pulmonary Technology and PEGylation Technology platforms. Within each major category, we have both partnered and proprietary development programs. The estimated completion dates and costs for our programs are not reasonably certain. See Risk Factors for discussion of the risks associated with our partnered and proprietary research and development programs.

In connection with our research and development for partner products and development programs, we earned $56.3 million, $81.6 million and $89.2 million in contract research revenue for the years ending December 31, 2006, 2005 and 2004, respectively.

The costs incurred in connection with these programs, including allocations of facilities, cGMP quality programs and other shared costs, is as follows (in millions):

		Years ended December 31,
Molecule	Status(1)	2006	2005	2004
Pulmonary
Partnered Products and Development Programs
Exubera® (insulin human [rDNA origin]) Inhalation Powder	Approved in U.S., EU, Brazil, and Mexico	$22.1	$51.4	$68.4
Tobramycin inhalation powder (TIP)	Phase 3	12.8	11.3	7.4
Other partner programs	Various	14.3	9.5	7.7
Proprietary Development Programs
Next generation Exubera inhaler program	Pre-Clinical	17.4	6.5	2.7
Amphotericin B inhalation powder	Phase 1 (pre-pivotal)	24.3	16.7	8.3
Inhaled Antibiotics (Aerosolized amikacin)	Phase 2	13.6	9.1	2.5
Other proprietary products	Various	9.1	8.4	11.0
Technology platform	Various	12.2	16.9	11.1

Total Pulmonary		$125.8	$129.8	$119.1

PEGylation
Partnered Products and Development Programs	Various	$1.8	$0.7	$1.5
Proprietary Development Programs
PEG product (Oncology-related)	Pre-clinical	5.5	5.3	2.7
PEG product (Pain-related)	Pre-clinical	2.7	2.4	—
Other	Various	10.6	4.7	4.0

Total PEGylation		$20.6	$13.1	$8.2

Other	Various	3.0	8.8	6.2

Total Research and Development Expense		$149.4	$151.7	$133.5

(1)	Status definitions are included in Item 1: Business section

Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value method of accounting for stock-based compensation arrangements in accordance with SFAS No. 123R “Share-Based Payment”, using the modified prospective method of adoption. Our results of operations include $29.1 million of stock-based compensation expense for the year ended December 31, 2006.

Prior to January 1, 2006, we accounted for stock-based compensation using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”). Under the modified prospective method of transition under SFAS No. 123R, we were not required to restate prior period financial statements to reflect expensing of stock-based compensation. Therefore, the results of operations for the years ended December 31, 2005 and 2004 are not directly comparable to December 31, 2006. In the discussions of cost of goods sold, research and development expenses and general and administrative expenses included within Results of Operations below, we have included the amount of stock-based compensation expense recognized during the year ended December 31, 2006 in order to explain the variations from December 31, 2005 and 2004.

Results of Operations

Years Ended December 31, 2006, 2005 and 2004

Revenue (in thousands except percentages)

	Years ended December 31,			Increase/ (Decrease) 2006 vs 2005	Increase/ (Decrease) 2005 vs 2004	Percentage Increase/ (Decrease) 2006 vs 2005	Percentage Increase/ (Decrease) 2005 vs 2004
	2006	2005	2004
Product Sales and Royalties	$153,556	$29,366	$25,085	$124,190	$4,281	100%	17%
Contract Research	56,303	81,602	89,185	(25,299)	(7,583)	(31%)	(9%)
Exubera Commercialization Readiness	7,859	15,311	—	(7,452)	15,311	(49%)	N/A

Total Revenue	$217,718	$126,279	$114,270	$91,439	$12,009	72%	11%

The increase in total revenue for the year ended December 31, 2006 as compared to the year ended December 31, 2005 was primarily due to an increase in Exubera product sales to Pfizer, partially offset by a decrease in contract research revenue from Pfizer. The increase in total revenue for the year ended December 31, 2005 as compared to the year ended December 31, 2004 was primarily due to Pfizer reimbursement of commercialization readiness costs.

Pfizer represented 64%, 64% and 61% of our revenue for the years ended December 31, 2006, 2005 and 2004, respectively. No other single customer represented 10% or more of our total revenues for any of the three years ended December 31, 2006, 2005 or 2004.

Product Sales and Royalties

The increase in product sales and royalties for the year ended December 31, 2006 as compared to the year ended December 31, 2005 was primarily due to an increase in Exubera product sales to Pfizer after the approval of Exubera in January 2006. Also contributing to the increase was approximately $18.0 million from our PEGylation products.

The increase in product sales and royalty revenue for the year ended December 31, 2005 as compared to the year ended December 31, 2004, was due primarily to $5.0 million of royalty revenue received from OSI Pharmaceuticals (formerly Eyetech Pharmaceuticals) product sales of Macugen, $1.5 million of Exubera product sales, and $1.4 million of product sales for Aerogen products received in the year ended December 31, 2005. These product sales and royalty revenue increases were partially offset by decreases of $3.6 million of product sales from our PEGylation Technology customers.

We have not experienced any significant returns from our customers.

Royalty revenues were $9.0 million, $5.4 million and $0.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Contract Research

Contract research revenue includes reimbursed research and development expenses as well as the amortization of deferred up-front signing and milestone payments received from our collaborative partners. Contract research revenue is expected to fluctuate from year to year, and future contract research revenue cannot be predicted accurately. The level of contract research revenues depends in part upon the continuation of existing collaborations, signing of new collaborations, and achievement of milestones under current and future agreements.

The decrease in contract research revenue in 2006 compared to 2005 was primarily due to a $34.8 million decrease in Pfizer contract research revenue after the FDA and EMEA approval of Exubera in January 2006, and the transition from contract research revenue and commercialization readiness revenue from Pfizer for the Exubera development program to Exubera product sales. The decrease in contract research revenue from Pfizer was partially offset by a $3.7 million increase in contract research revenues from Novartis Pharma AG (formerly Chiron Corporation) under our collaboration agreement to develop a dry powder inhaled formation of tobramycin using our Pulmonary Technology and a $3.4 million increase in contract research revenue from Baxter Healthcare, under our agreement to develop a product to extend the half-life of Hemophilia A proteins using our PEGylation Technology.

The decrease in contract research revenue for 2005 compared to 2004 was primarily due to approximately $7.4 million decrease in revenue from Pfizer related to the transition of the Exubera program from contract research and development to commercialization readiness. In addition, during the year ended December 31, 2004, we recognized $2.0 million in revenue from a one-time payment related to Aventis’ termination of a collaborative program with us. Other decreases were primarily due to the expected fluctuations in contract research revenue and the timing of milestone payments.

The estimated completion dates and costs for our programs are not reasonably certain. See Risk Factors for discussion of the risks associated with our partnered and proprietary research and development programs.

Cost of goods sold (in thousands except percentages)

	Years ended December 31,			Increase/ (Decrease) 2006 vs 2005	Increase/ (Decrease) 2005 vs 2004	Percentage Increase/ (Decrease) 2006 vs 2005	Percentage Increase/ (Decrease) 2005 vs 2004
	2006	2005	2004
Cost of Goods Sold	$113,921	$23,728	$19,798	$90,193	$3,930	>100%	20%
Product gross margin	39,635	5,638	5,287	33,997	351	>100%	7%

Product gross margin %	26%	19%	21%

The increase in cost of goods sold during the year ended December 31, 2006 as compared to the year ended December 31, 2005 is due to increased Exubera product sales. This resulted in an increase in gross margin percentage because the Exubera Inhalation Powder and Inhalers have a relatively higher margin than our other products. We expect the gross margin percentage to decline in future periods due to product mix and our cost plus manufacturing arrangement. Cost of sales for the years ended December 31, 2006, 2005 and 2004 includes $1.6 million, nil and nil, respectively, of stock based compensation.

The decrease in product gross margin percentage for the year ended December 31, 2005, as compared to the year ended December 31, 2004, was primarily due to $1.5 million of Exubera product sales at zero margin.

Exubera commercialization readiness revenue and costs (in thousands except percentages)

	Years ended December 31,			Increase/ (Decrease) 2006 vs 2005	Increase/ (Decrease) 2005 vs 2004	Percentage Increase/ (Decrease) 2006 vs 2005	Percentage Increase/ (Decrease) 2005 vs 2004
	2006	2005	2004
Exubera Commercialization Readiness revenue	$7,859	$15,311	$—	$(7,452)	$15,311	(49%)	N/A
Exubera commercialization readiness costs	$4,168	$12,268	$—	$(8,100)	$12,268	(66%)	N/A

Exubera commercialization readiness revenue represents reimbursement by Pfizer of certain agreed upon operating costs, plus a mark-up, relating to preparation for commercial production in our Exubera Inhalation

Powder manufacturing facilities and our Exubera Inhaler third party contract manufacturing locations. The decrease in Exubera commercialization readiness revenue was primarily due to the transition from readiness preparation to commercial production in late 2005 and early 2006.

Exubera commercialization readiness costs are start up manufacturing costs we have incurred in our Exubera Inhalation Powder manufacturing facility and our Exubera Inhaler device third party contract manufacturing locations preparing for commercial scale manufacturing. We do not anticipate incurring any additional costs related to commercialization readiness. We expect that remaining commercialization readiness costs previously incurred will be amortized through October 2007.

Research and development (in thousands except percentages)

	Years ended December 31,			Increase/ (Decrease) 2006 vs 2005	Increase/ (Decrease) 2005 vs 2004	Percentage Increase/ (Decrease) 2006 vs 2005	Percentage Increase/ (Decrease) 2005 vs 2004
	2006	2005	2004
Research & development	$149,381	$151,659	$133,523	$(2,278)	$18,136	(2%)	14%
Purchased in-process research and development	$—	$7,859	$—	$(7,859)	$7,859	N/A	N/A

The decrease in the research and development expense from the year ended December 31, 2006 compared to the year ended December 31, 2005, related to decreased spending in our inhaled insulin programs of $18.4 million and other programs of $1.1 million. These decreases were partially offset by $9.7 million of non-cash stock-based compensation expense attributable to the adoption of SFAS 123R and $7.5 million related to our PEGylation programs.

The increase in research and development expense for the year ended December 31, 2005 compared to the year ended December 31, 2004, was primarily attributable to an increase of $10.7 million for pulmonary programs, $ 4.9 million for PEGylation programs and $2.5 million in other programs.

During the year ended December 31, 2005, we recorded a charge of $7.9 million for purchased in-process research and development costs in connection with our acquisition of Aerogen. The purchased in-process research and development costs were expensed on the acquisition date because the acquired technology had not yet reached technological feasibility and had no future alternative use outside of these development programs. The in-process research and development primarily represents two programs in clinical development, amikacin and surfactant. Amikacin is used in our inhaled antibiotic program in an aerosolized form. We have completed one Phase 2 trial and are currently planning Phase 2 studies to examine the pharmacokinetics of the program.

General and administrative (in thousands except percentages)

	Years ended December 31,			Increase/ (Decrease) 2006 vs 2005	Increase/ (Decrease) 2005 vs 2004	Percentage Increase/ (Decrease) 2006 vs 2005	Percentage Increase/ (Decrease) 2005 vs 2004
	2006	2005	2004
General & Administrative	$78,319	$43,852	$30,967	$34,467	$12,885	79%	42%

General and administrative expenses are associated with administrative staffing, business development and marketing.

The increase in general and administrative expenses for the year ended December 31, 2006 as compared to the year ended December 31, 2005 was primarily due to the following:

•

Increased salary and employee benefit costs of $26.4 million, including $17.8 million of stock based compensation expense, of which $10.9 million is related to executive severance, $6.9 million of cash compensation, of which $3.7 million is due to executive severance, and $1.7 million of employee health and welfare benefits.

•	Increased professional fees of $4.9 million primarily due to legal services related to litigation support, audit and related services, and other consulting services.

•

Increased lease termination costs of $1.0 million associated with the winding down of operations of Bradford UK. The increase from lease termination costs was partially offset by lack of general and administrative costs due to the wind down of our Bradford operations.

The increase in general and administrative expenses for the year ended December 31, 2005, as compared to the year ended December 31, 2004 was primarily due to the following:

•	Increased accounting fees and expenses of approximately $2.0 million, primarily due to Sarbanes Oxley compliance requirements.

•	Increased legal fees and expenses of approximately $3.0 million, primarily due to increased patent fees related to our proprietary development programs and derivative shareholder claims.

•	Incremental headcount and related expenses of $5.0 million to support our product planning and marketing efforts for our proprietary and partnered programs.

•	Addition of approximately $1.0 million from Aerogen operations from the date of acquisition through December 31, 2005.

We expect general and administrative spending to increase over the next few years to support increased commercial activities.

Litigation Settlement

	Years ended December 31,			Increase/ (Decrease) 2006 vs 2005	Increase/ (Decrease) 2005 vs 2004	Percentage Increase/ (Decrease) 2006 vs 2005	Percentage Increase/ (Decrease) 2005 vs 2004
	2006	2005	2004
Litigation Settlement	$17,710	$—	$—	$17,710	$—	>100%	N/A

On June 30, 2006, we, our subsidiary Nektar Therapeutics AL (Nektar AL), and a former officer, Milton Harris, entered into a Settlement Agreement and General Release (Settlement Agreement) with the University of Alabama Huntsville (UAH) related to an intellectual property dispute. Under the terms of the Settlement Agreement, the Company, Nektar AL, Mr. Harris and UAH agreed to full and complete satisfaction of all claims asserted in the litigation in exchange for $25 million in cash payments. We and Mr. Harris made an initial payment of $15.0 million on June 30, 2006, of which we paid $11.0 million and Mr. Harris paid $4.0 million. Beginning July 1, 2007, we will pay UAH ten annual installment payments of $1.0 million each, representing an accrued liability of $7.0 million at December 31 2006, or the present value of the future payments using an 8% annual discount rate. We recorded a litigation settlement charge of $17.7 million during the year ended December 31, 2006 which reflects the net present value of the settlement payments.

Amortization of other intangible assets (in thousands except percentages)

	Years ended December 31,			Increase/ (Decrease) 2006 vs 2005	Increase/ (Decrease) 2005 vs 2004	Percentage Increase/ (Decrease) 2006 vs 2005	Percentage Increase/ (Decrease) 2005 vs 2004
	2006	2005	2004
Amortization of Other Intangible Assets	$4,039	$4,206	$3,924	$(167)	$282	(4)%	7%

Other intangible assets include proprietary technology, intellectual property, and supplier and customer relationships acquired from third parties or in business combinations. The majority of our other intangible assets were either impaired or fully amortized as of the year ending December 31, 2006.

As of December 31, 2006, the net book value of our other intangible assets is $3.6 million representing the unamortized portion of our supplier and customer relationships intangible asset. This will be amortized on a straight-line basis of approximately $0.9 million per year through October 2010. Accordingly, we expect our amortization of other intangible assets to decrease to $0.9 million per year in the future, absent additional business combinations.

Impairment of long lived assets (in thousands except percentages)

	Years ended December 31,			Increase/ (Decrease) 2006 vs 2005	Increase/ (Decrease) 2005 vs 2004	Percentage Increase/ (Decrease) 2006 vs 2005	Percentage Increase/ (Decrease) 2005 vs 2004
	2006	2005	2004
Impairment of Long Lived Assets	$9,410	$65,340	$—	$(55,930)	$65,340	(86%)	N/A

For the year ending December 31, 2006, impairment of long-lived assets includes $5.5 million relating to the write-off of certain intangible assets relating to our Ireland operations. Additionally, as a result of a contract renegotiation with one of our collaboration partners, we determined that costs incurred relating to a construction-in-progress asset had no future value because the asset is no longer probable of being completed. Accordingly, we recorded an impairment charge of $2.7 million. Also, as a result of the winding down of our Bradford UK operations, we recorded an impairment charge of $1.2 million relating to the remaining laboratory and office equipment.

We performed our annual impairment test for goodwill in October 2005 and determined at that time that the undiscounted cash flow from our long-range forecast for each respective business unit exceeded the carrying amount of the respective goodwill. In December 2005, we were apprised of unfavorable results of clinical data related to programs from our Super Critical Fluids Technology program in Bradford UK, which provided an indication that the fair value of the respective business unit’s goodwill was below the carrying value. Therefore, in connection with our year end close process, we re-performed the impairment analysis of goodwill and other long lived assets for Bradford UK. We determined the fair value of the intangibles and other assets of Nektar UK based on a discounted cash flow model to be less than the carrying amount of goodwill and certain long lived assets. Based on the above, we recorded an impairment charge to goodwill and long lived assets in the year ended December 31, 2005 in the amount of $59.6 million and $5.7 million, respectively.

This charge is reflected in the Impairment of long-lived assets line item in our Consolidated Statements of Operations. See Note 13 for more information regarding the winding-down of the Bradford facility.

Interest income (in thousands except percentages)

	Years ended December 31,			Increase/ (Decrease) 2006 vs 2005	Increase/ (Decrease) 2005 vs 2004	Percentage Increase/ (Decrease) 2006 vs 2005	Percentage Increase/ (Decrease) 2005 vs 2004
	2006	2005	2004
Interest Income	$23,450	$13,022	$6,602	$10,428	$6,420	80%	97%

The increase in interest income for the year ended December 31, 2006 is primarily due to an increase in our balance of cash, cash equivalents, and investments in marketable securities resulting from our $315.0 million subordinated debt offering completed in late September 2005, and higher prevailing interest rates during 2006 compared to 2005.

The increase in interest income for the year ended December 31, 2005, as compared to the year ended December 31, 2004, was primarily due to increases in average daily cash balances as a result of net proceeds of approximately $315.0 million in convertible subordinated notes in September 2005, and higher prevailing interest rates during 2005 compared to 2004.

Interest expense (in thousands except percentages)

	Years ended December 31,			Increase/ (Decrease) 2006 vs 2005	Increase/ (Decrease) 2005 vs 2004	Percentage Increase/ (Decrease) 2006 vs 2005	Percentage Increase/ (Decrease) 2005 vs 2004
	2006	2005	2004
Interest Expense	$20,256	$14,085	$25,747	$6,171	$(11,662)	44%	(45)%

The increase in interest expense for the year ended December 31, 2006, as compared to the year ended December 31, 2005 was primarily due to a higher average balance of convertible subordinated debt outstanding resulting from our $315.0 million subordinated debt offering completed in September 2005.

For the year ended December 31, 2004, interest expense included a payment of approximately $12.7 million in interest made to certain holders of our outstanding 3.0% convertible subordinated notes due June 2010 which completed an exchange of $169.3 million in aggregate principal amount of the notes held by such holders for the issuance of approximately 14.9 million shares of our common stock. The net increase of $1.0 million was primarily due to the interest expense related to the issuance of $315.0 million of 3.25% Convertible Subordinated notes in September 2005 less the decrease in interest expense related to the retirement of $25.4 million and $45.9 million aggregate principle amount of our outstanding 5% and 3.5% convertible subordinate notes due February, 2007, and October, 2007, respectively, in September 2005.

Other income (expense), net (in thousands except percentages)

	Years ended December 31,			Increase/ (Decrease) 2006 vs 2005	Increase/ (Decrease) 2005 vs 2004	Percentage Increase/ (Decrease) 2006 vs 2005	Percentage Increase/ (Decrease) 2005 vs 2004
	2006	2005	2004
Other Income (Expense), net	$2,103	$(1,249)	$296	$3,352	$(1,545)	>100%	>(100)%

During the year ended December 31, 2006, we recognized a $2.2 million gain from the sale of an equity investment in Confluent Technologies. We do not expect to realize income from such transactions in the future. Other expense, net of the gain from the sale of our investment in Confluent Technologies is $0.1 million and is primarily related to net foreign exchange gains and losses.

During the year ended December 31, 2004, we terminated our lease obligation related to 45,574 square feet of space located at our headquarters in San Carlos, California. We recorded other expense of approximately $1.1 million, representing the write-off of our capital lease asset partially offset by a reduction in the present value of our future rent liability. In addition, other income for the year ended December 31, 2004, included $0.7 million of income related to our real estate partnership which was dissolved in September 2004.

Loss on debt extinguishment (in thousands except percentages)

	Years ended December 31,			Increase/ (Decrease) 2006 vs 2005	Increase/ (Decrease) 2005 vs 2004	Percentage Increase/ (Decrease) 2006 vs 2005	Percentage Increase/ (Decrease) 2005 vs 2004
	2006	2005	2004
Loss on Debt Extinguishment	$—	$303	$9,258	$(303)	$(8,955)	N/A	(97)%

During the year ended December 31, 2005, we recognized a loss on debt extinguishment of approximately $0.3 million in connection with the retirement of $25.4 million and $45.9 million aggregate principle amount of our outstanding 5% and 3.5% convertible subordinated notes due February 2007 and October 2007, respectively for total cash payments of $71.0 million, in privately negotiated transactions. As a result these transactions, we wrote off approximately $0.1 million and $0.5 million of capitalized debt issuance costs related to the 5% and 3.5% convertible subordinated notes, respectively.

During the year ended December 31, 2004, we recognized a loss on debt extinguishment in connection with two privately negotiated transactions to convert our outstanding convertible subordinated notes into shares of our common stock. In January 2004, certain holders of our outstanding 3.5% convertible subordinated notes due October 2007 completed an exchange and cancellation of $9.0 million in aggregate principal amount of the notes for the issuance of 0.6 million shares of our common stock. In February 2004, certain holders of our outstanding 3% convertible subordinated notes due June 2010 converted approximately $36.0 million in aggregate principal amount of such notes for approximately 3.2 million shares of our common stock and a cash payment of approximately $3.1 million. As a result of these transactions, we recognized losses on debt extinguishment of approximately $7.8 million and $1.5 million, respectively.

Liquidity and Capital Resources

We had cash, cash equivalents and investments in marketable securities of $467.0 million and indebtedness of $447.9 million, including $417.7 million of convertible subordinated notes, $20.5 million in capital lease obligations and $9.7 million in other long-term liabilities as of December 31, 2006.

We have financed our operations primarily through revenue from product sales and research and development contracts, public and private placements of debt and equity securities and financing of equipment acquisitions and certain tenant leasehold improvements. We do not utilize off-balance sheet financing arrangements as a source of liquidity or financing.

Cashflow Activities

During the year ended December 31, 2006, we used approximately $92.7 million in operating cash flows. To date, revenue has not been sufficient to cover our expenses and we are not generating positive cash flow through our operations. Cash used in operating activities included an $11.0 million cash payment made in connection with the University of Alabama Huntsville litigation settlement. In 2006, we also purchased $22.5 million of property and equipment and repaid $10.5 million in debt obligations. These uses of cash were partially offset by $22.3 million in cash collected from employees for the purchase of common stock.

During the year ended December 31, 2005, we used $78.0 million in operating cashflows. We purchased $18.0 million of property and equipment and spent $30.7 million for the purchase of Aerogen, Inc. Additionally, we repaid $2.5 million in debt obligations. These uses of cash were offset by $234.7 million in proceeds from the issuance, net of repurchases, of convertible subordinated notes, as well as proceeds from the issuance of common stock to employees and a secondary offering of $10.9 million and $31.6 million, respectively.

We expect to use a substantial portion of our cash to fund our on-going operations over the next few years and to repay our $447.9 million of indebtedness outstanding as of December 31, 2006, including $102.7 million of convertible subordinated notes due in 2007. In February 2007, we repaid $36.0 million of our 5% convertible subordinated notes with cash.

Contractual Obligations

The following is a summary of our contractual obligations as of December 31, 2006 (in thousands):

	Payments due by period
	Total	<=1 yr 2007	2-3 yrs 2008-2009	3-5 yrs 2010-2011	2012+
Obligations (1)
Convertible subordinated notes, including interest (2)	$478,711	$115,083	$20,475	$20,475	$322,678
Capital leases, including interest	41,834	3,992	8,200	8,376	21,266
Operating leases	17,595	3,770	6,632	5,741	1,452
Purchase commitments (3)	44,457	44,457	—	—	—
Litigation Settlement and other long-term liabilities, including interest	12,129	3,129	2,000	2,000	5,000

	$594,726	$170,431	$37,307	$36,592	$350,396

(1)	The above table does not include certain commitments and contingencies which are discussed in Note 9 of Notes to Consolidated Financial Statements.
(2)	We repaid $36.0 million of the 5% Convertible Subordinated Notes on February 7, 2007.
(3)	Substantially all of this amount had been ordered on open purchase orders as of December 31, 2006 under existing contracts with the Company. This amount does not represent minimum contract termination liability.

Given our current cash requirements, we forecast that we will have sufficient cash to meet our net operating expense requirements and contractual obligations through 2007. We plan to continue to invest in our growth and our future cash requirements will depend upon the timing of these investments. Our capital needs will depend on many factors, including continued progress in our research and development programs, progress with preclinical and clinical trials of our proprietary and partnered product candidates, the time and costs involved in obtaining regulatory approvals, the costs of developing and scaling our clinical and commercial manufacturing operations, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, the need to acquire licenses to new technologies and the status of competitive products.

To date we have been primarily dependent upon equity and convertible debt financings for capital and have incurred substantial debt as a result of our issuances of subordinated notes that are convertible into our common stock. Our substantial debt, the market price of our securities, and the general economic climate, among other factors, could have material consequences for our financial position and could affect our sources of short-term and long-term funding. There can be no assurance that additional funds, if and when required, will be available to us on favorable terms, if at all.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources, and evaluate our estimates on an ongoing basis. Actual results may differ from those estimates under different assumptions or conditions. We have determined that for the periods reported in this report, the following accounting policies and estimates are critical in understanding our financial condition and results of our operations.

Revenue Recognition

Product revenues from Exubera Inhalation Powder and Inhalers are primarily derived from the cost-plus manufacturing and supply agreement with Pfizer, are subject to quarterly manufacturing variance adjustments, and are recognized at the earlier of acceptance of products by Pfizer or sixty days from shipment. Under generally accepted accounting principles, revenue should be recognized when the related revenue is fixed and determinable. Under contracts such as the Pfizer contract, where the right of return exists, management must make a determination whether to estimate returns based on historical activity or to defer recognition of revenue until the contractual right of return period has lapsed. Because commercial activities began in 2006, we did not have historical return data to use as a basis for product returns. To date, Pfizer has not returned any Exubera Inhalation Powder or Inhalers.

Product revenues and the related cost of goods sold for products that were shipped to Pfizer but have not been recognized within sixty days are recorded as deferred revenue, net of the deferred costs. As of December 31, 2006, we had net deferred margin relating to Exubera sales of $5.2 million, comprised of $23.1 million of deferred revenue and $17.9 million of deferred cost of sales. In the future, in lieu of deferring all revenue and related cost of sales, we expect to recognize revenue upon shipment of goods to Pfizer, net of a reserve for estimated product returns. We will make this change when we are able to reasonably estimate returns based on historical return experience and other factors.

Contract research revenue includes amortization of up-front fees. Up-front fees should be recognized ratably over the expected benefit period under the arrangement. Given the uncertainties of research and development collaborations, significant judgment is required to determine the duration of the arrangement. We have $17.7 million of deferred up-front fees related to two research and collaboration agreements that are being amortized over an average of 10 years. We considered shorter and longer amortization periods. The shortest reasonable period is the end of the development period (estimated to be 4 to 6 years). Given the statistical probability of drug development success in the bio-pharma industry, development programs have only a 5%-10% probability of reaching commercial success. The longest period is either the contractual life of the agreement, which is generally 10 years from the first commercial sale, or the end of the patent life, which is frequently 15-17 years. If we had determined a longer or shorter amortization period was appropriate, our annual up-front fee amortization could be as low as $1.0 million or as high as $4.4 million.

Milestone payments received are deferred and recorded as revenue ratably over the next period of continued development. Management makes its best estimate of the period of time until the next milestone is reached. This estimate affects the recognition of revenue for completion of the previous milestone. The original estimate is periodically evaluated to determine if circumstances have caused the estimate to change and if so, amortization of revenue is adjusted prospectively.

Stock-Based Compensation

During 2006, we issued RSU awards totaling 1,088,300 shares of our common stock to certain employees and directors. The RSU awards are settled by delivery of shares of our common stock on or shortly after the date the awards vest. A significant portion of these awards vest base upon achieving three pre-determined performance milestones which were initially expected to occur over a period of 40 months. We are expensing the grant date fair value of the awards ratably over the expected performance period. During the period ended September 30, 2006 management determined that one of the milestones, representing 40% of the total awards, was no longer probable (as defined in SFAS No. 5: Accounting for Contingencies) of vesting. As a result, we reversed all previously recorded compensation expense related to this performance milestone, or approximately $0.8 million. If we had determined that this milestone was probable, we would have expensed an additional $1.9 million during the year ended December 31, 2006. The remaining 60% of the performance based RSUs are expected to vest over a 27 month period from the award date. We recorded compensation expense of $5.0 million in the year ended December 31, 2006 related to the remaining 60% of these performance-based RSU awards.

Impairment of Goodwill and Other Long-Lived Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is tested for impairment at least annually or on an interim basis if an event occurs or circumstances change that would Indicate the carrying value may not be fully recoverable.

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

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we perform a test for recoverability of our intangible and other long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. An impairment loss would be recognized only if the carrying amount of an intangible or long-lived asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposal of the asset.

In December 2005, we were apprised of unfavorable results at our Bradford, UK facility and certain clinical data related to those activities. We re-performed our annual impairment test of the goodwill assigned to the super critical fluids reporting unit. We determined the fair value of the super critical fluids reporting unit, based on a discounted cash flow analysis, was less than the carrying amount of the reporting units assets, including assigned goodwill. Consequently, we recorded an impairment charge of $59.6 million in the year ended December 31, 2005. In connection with this impairment, we also impaired certain equipment used at the Bradford location resulting an additional charge of $5.7 million. These charges are reflected in the Impairment of long-lived assets line item in our Consolidated Statements of Operations. See Note 13 in Notes to Consolidated Financial Statements for more information regarding the winding down of the Bradford facility.

During the second half of 2006, we began a process of evaluating business activities outside our focus areas of pulmonary technology and PEGylation technology. In late December 2006, we entered into a non-binding letter of intent to sell our nebulizer device business. We determined that the non-binding letter of intent to sell the nebulizer device business, coupled with our general efforts to focus on core technologies, were indicators that our intangible asset related to these products acquired from the 2005 Aerogen acquisition does not have future value. After reassessing the remaining useful life of this intangible asset and evaluating the historical net losses from the nebulizer device business, we determined the intangible asset was fully impaired and recorded a $5.5 million charge for the year ended December 31, 2006. This charge is reflected in the Impairment of long-lived assets line item in our Consolidated Statements of Operations.

Recent Accounting Pronouncements

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective beginning in October 2008. We are evaluating whether adoption of this statement will result in a change to its fair value measurements.

SAB No. 108

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 requires analysis of misstatements using both an income statement (rollover approach) and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB 108 is effective for the Company’s fiscal year 2007 annual financial statements. We do not expect the adoption of the statement to have a material impact on its consolidated results of operations, financial position or cash flows.

FIN 48

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition occurs when an enterprise concludes that a tax position, based on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement determines the amount of benefit that more-likely-than-not will be realized. De-recognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for de-recognition of tax positions, and it has expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. We believe adoption of this pronouncement will not impact our financial position, results of operation or cash flows due to our history of net losses and fully reserved deferred tax assets, however we are still evaluating FIN 48 and have not yet determined the impact the adoption will have on the our tax disclosures in the Notes to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

A hypothetical 50 basis point increase in interest rates would result in an approximate $0.7 million decrease, less than 0.5%, in the fair value of our available-for-sale securities at December 31, 2006. This potential change is based on sensitivity analyses performed on our investment securities at December 31, 2006. Actual results may differ materially. The same hypothetical 50 basis point increase in interest rates would have resulted in an approximate $1.1 million decrease, less than 1%, in the fair value of our available-for-sale securities at December 31, 2005.

Foreign Currency Risk

Our operations include research and development, manufacturing, sales and purchasing activities in the U.S. and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in the foreign markets in which we have exposure. Our results of operations are exposed to changes in exchange rates between the U.S. dollar and various foreign currencies, most significantly the British Pound and Euro.

Item 8. Financial Statements and Supplementary Data

NEKTAR THERAPEUTICS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Nektar Therapeutics

We have audited the accompanying consolidated balance sheets of Nektar Therapeutics as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the index at 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nektar Therapeutics at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 15 to the Notes to Consolidated Financial Statements, in fiscal 2006 Nektar Therapeutics changed its method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Nektar Therapeutics’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Palo Alto, California

February 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Nektar Therapeutics

We have audited management’s assessment, included in the accompanying “Management Report on Internal Control Over Financial Reporting,” that Nektar Therapeutics maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Nektar Therapeutics’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Nektar Therapeutics maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Nektar Therapeutics maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nektar Therapeutics as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006, of Nektar Therapeutics and our report dated February 28, 2007 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Palo Alto, California

February 28, 2007

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As Nektar’s Chief Executive Officer and Chief Financial Officer, we are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-l5(f) under the Securities Exchange Act of 1934). Our internal control system is designed to provide reasonable assurance to management, users of our financial statements and our board of directors regarding the reliability of financial reporting and preparation of published financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”).

A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with GAAP such that there is a more than a remote likelihood that a misstatement of the company’s annual or interim financial statements, which is more than inconsequential will not be prevented or detected. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Our management has assessed our internal control over financial reporting using the criteria issued in the report Internal Control—Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our independent registered public accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting which is included elsewhere herein.

NEKTAR THERAPEUTICS

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share information)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$63,760	$261,273
Short-term investments	394,880	214,928
Accounts receivable, net of allowance of $357 and $70 at December 31, 2006 and 2005, respectively.	47,148	12,494
Inventory	14,656	18,627
Other current assets	14,595	12,521

Total current assets	$535,039	$519,843

Long-term investments	8,337	90,222
Property and equipment, net	133,812	142,127
Goodwill	78,431	78,431
Other intangible assets, net	3,626	13,452
Other assets	8,932	14,479

Total assets	$768,177	$858,554

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,160	$16,131
Accrued compensation	12,994	10,385
Accrued expenses	16,987	12,439
Interest payable	3,814	3,791
Capital lease obligations, current portion	711	536
Deferred revenue, current portion	16,409	15,487
Convertible subordinated notes, current portion	102,653	—
Other current liabilities	3,586	10,826

Total current liabilities	$165,314	$69,595

Convertible subordinated notes	315,000	417,653
Capital lease obligations	19,759	20,470
Deferred revenue	23,697	8,374
Other long-term liabilities	17,347	15,651

Total liabilities	$541,117	$531,743

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Common stock, $0.0001 par value; 300,000 authorized; 91,280 shares and 87,707 shares issued and outstanding at December 31, 2006 and 2005, respectively	9	9
Capital in excess of par value	1,283,982	1,233,690
Deferred compensation	—	(2,949)
Accumulated other comprehensive income (loss)	62	(1,707)
Accumulated deficit	(1,056,993)	(902,232)

Total stockholders’ equity	227,060	326,811

Total liabilities and stockholders’ equity	$768,177	$858,554

The accompanying notes are an integral part of these consolidated financial statements.

NEKTAR THERAPEUTICS

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information)

	Years ended December 31,
	2006	2005	2004
Revenue:
Product sales and royalties	$153,556	$29,366	$25,085
Contract research	56,303	81,602	89,185
Exubera commercialization readiness	7,859	15,311	—

Total revenue	$217,718	$126,279	$114,270
Operating costs and expenses:
Cost of goods sold	113,921	23,728	19,798
Exubera commercialization readiness costs	4,168	12,268	—
Research and development	149,381	151,659	133,523
General and administrative	78,319	43,852	30,967
Litigation settlement	17,710	—	—
Amortization of intangible assets	4,039	4,206	3,924
Impairment of long lived assets	9,410	65,340	—
Purchased in-process research and development	—	7,859	—

Total operating costs and expenses	$376,948	$308,912	$188,212

Loss from operations	(159,230)	(182,633)	(73,942)
Interest income	23,450	13,022	6,602
Interest expense	(20,256)	(14,085)	(25,747)
Other income (expense), net	2,103	(1,249)	296
Loss on extinguishment of debt	—	(303)	(9,258)

Loss before (provision) benefit for income taxes	$(153,933)	$(185,248)	$(102,049)

(Provision) benefit for income taxes	(828)	137	163

Net loss	$(154,761)	$(185,111)	$(101,886)

Basic and diluted net loss per share	$(1.72)	$(2.15)	$(1.30)

Shares used in computing basic and diluted net loss per share	89,789	85,915	78,461

The accompanying notes are an integral part of these consolidated financial statements.

NEKTAR THERAPEUTICS

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Preferred Shares		Common Shares		Capital In Excess of Par Value	Deferred Compensation	Accumulated Other Comprehensive Income/(Loss)	Accum. Deficit	Total Stockholders’ Equity
	Shares	Amount Paid In	Shares	Par Value
Balance at December 31, 2003	40	—	56,197	6	778,500	(38)	958	(615,235)	164,191
Common stock issued upon exercise of stock options	—	—	1,817	—	13,665	—	—	—	13,665
Common stock issued in secondary offering net of issuance costs of $3,088	—	—	9,500	1	196,411	—	—	—	196,412
Conversion of convertible subordinated debentures net of issuance costs of $2,315	—	—	15,974	1	191,281	—	—	—	191,282
Preferred stock purchased by Enzon, Inc	(20)	—	880	—	—	—	—	—	—
Compensation in connection with stock options granted to consultants	—	—	—	—	678	—	—	—	678
Compensation in connection with severance	—	—	—	—	247	—	—	—	247
Amortization of deferred compensation	—	—	—	—	3,902	(2,726)	—	—	1,176
Shares issued for ESPP	—	—	126	—	1,285	—	—	—	1,285
Shares issued for retirement plans	—	—	66	—	1,158	—	—	—	1,158
Exercise of warrants	—	—	12	—	—	—	—	—	—
Tax benefit related to employee stock option exercises	—	—	—	—	448	—	—	—	448
Other comprehensive income (loss)	—	—	—	—	—	—	(1,314)	—	(1,314)
Net loss	—	—	—	—	—	—	—	(101,886)	(101,886)

Comprehensive loss									(103,200)

Balance at December 31, 2004	20	—	84,572	8	1,187,575	(2,764)	(356)	(717,121)	467,342

Common stock issued upon exercise of stock options	—	—	1,015	—	9,621	—	—	—	9,621
Common stock issued in secondary offering									—
net of issuance costs of $427	—	—	1,891	1	31,563	—	—	—	31,564
Compensation in connection with stock options granted to consultants	—	—	—	—	208	—	—	—	208
									—
Amortization of deferred compensation	—	—	34	—	2,039	(185)	—	—	1,854
Shares issued for ESPP	—	—	108	—	1,239	—	—	—	1,239
Shares issued for retirement plans	—	—	87	—	1,445	—	—	—	1,445
Other comprehensive income (loss)	—	—	—	—	—	—	(1,351)	—	(1,351)
Net loss	—	—	—	—	—	—	—	(185,111)	(185,111)

Comprehensive loss									(186,462)

Balance at December 31, 2005	20	—	87,707	$9	$1,233,690	$(2,949)	$(1,707)	$(902,232)	$326,811

NEKTAR THERAPEUTICS

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

(in thousands)

	Preferred Shares		Common Shares		Capital In Excess of Par Value	Deferred Compensation	Accumulated Other Comprehensive Income/(Loss)	Accum. Deficit	Total Stockholders’ Equity
	Shares	Amount Paid In	Shares	Par Value
Common stock issued upon exercise of stock options	—	—	2,326	—	20,642	—	—	—	20,642
Stock based compensation	—	—	—	—	29,143	—	—	—	29,143
Compensation in connection with stock options granted to consultants	—	—	—	—	31	—	—	—	31
Conversion of Preferred Stock	(20)	—	1,023	—	—	—	—	—	—
Exercise of warrants	—	—	12	—	—	—	—	—	—
Transition adjustment upon adoption of SFAS No 123R	—	—		—	(2,949)	2,949	—	—	—
Shares issued for ESPP	—	—	109	—	1,617	—	—	—	1,617
Shares issued for retirement plans	—	—	103	—	1,808	—	—	—	1,808
Other comprehensive income (loss)	—	—	—	—	—	—	1,769	—	1,769
Net loss	—	—	—	—	—	—	—	(154,761)	(154,761)

Comprehensive loss									(152,992)

Balance at December 31, 2006	—	—	91,280	$9	$1,283,982	$—	$62	$(1,056,993)	$227,060

The accompanying notes are an integral part of these consolidated financial statements.

NEKTAR THERAPEUTICS

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2006	2005	2004
Cash flows used in operating activities:
Net loss	$(154,761)	$(185,111)	$(101,886)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33,509	25,311	18,011
Stock-based compensation	30,982	3,507	3,259
Impairment of long lived assets	9,410	65,340	—
Amortization of gain related to sale of building	(874)	(934)	—
Gain on disposal of investment	(2,252)	—	—
Loss on termination of capital lease	—	1,136	—
Loss (gain) on sale or disposal of assets	123	—	(462)
Loss on extinguishment of debt	—	303	9,258
In process research and development	—	7,859	—
Tax benefit related to employee stock option exercises	—	—	448
Changes in assets and liabilities:
Decrease (increase) in trade accounts receivable	(34,654)	2,468	(7,404)
Decrease (increase) in inventories	3,971	(7,420)	(2,132)
Decrease (increase) in other assets	1,095	(3,542)	(3,686)
Increase (decrease) in accounts payable	(7,971)	9,009	(1,384)
Increase (decrease) in accrued compensation	3,581	1,756	(446)
Increase (decrease) in accrued expenses	4,548	4,823	(1,373)
Increase (decrease) in interest payable	23	1,781	(426)
Increase (decrease) in deferred revenue	16,245	(7,174)	11,341
Increase (decrease) in other liabilities	4,310	2,890	(1,260)

Net cash used in operating activities	$(92,715)	$(77,998)	$(78,142)

Cash flows from investing activities:
Purchases of investments	(502,230)	(234,991)	(534,717)
Sales of investments	2,252	88,950	177,547
Maturities of investments	405,622	227,113	220,260
Business acquisition, net of cash acquired	—	(30,714)	—
Purchases of property and equipment	(22,524)	(17,955)	(27,194)
Proceeds from sale of partnership interest	—	—	22,450

Net cash provided by (used in) investing activities	$(116,880)	$32,403	$(141,654)

Cash flows from financing activities:
Proceeds from debt and capital lease financing	—	261	4,399
Payments of loan and capital lease obligations	(10,488)	(2,517)	(7,971)
Proceeds from convertible subordinated notes	—	305,645	—
Repurchase of convertible subordinated notes	—	(70,964)	(376)
Issuance of common stock, net of issuance costs	22,259	42,424	211,362

Net cash provided by financing activities	$11,771	$274,849	$207,414

Effect of exchange rates on cash and cash equivalents	311	(45)	—

Net increase (decrease) in cash and cash equivalents	$(197,513)	$229,209	$(12,382)
Cash and cash equivalents at beginning of year	261,273	32,064	44,446

Cash and cash equivalents at end of year	$63,760	$261,273	$32,064

Supplemental disclosure of cash flows information (in thousands):
Cash paid for interest	$14,371	$12,468	$25,226
Cash paid for income taxes	$—	$27	$238

Supplemental schedule of non-cash investing and financing activities (in thousands):
Conversion of debt into common stock	$—	$—	$186,029
Deferred compensation related to the issuance of stock options	$—	$2,039	$3,902

The accompanying notes are an integral part of these consolidated financial statements.

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

Note 1—Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

We are a biopharmaceutical company headquartered in San Carlos, California and incorporated in Delaware. Our mission is to develop breakthrough products that make a difference in patients’ lives. We create differentiated, innovative products by applying our platform technologies to established or novel medicines. Our two leading technology platforms are Pulmonary Technology and PEGylation Technology. Nine products using these technology platforms have received regulatory approval in the U.S. or the European Union (EU). Our two technology platforms are the basis of substantially all of the partnered and proprietary programs. In June 2006, we terminated the research and development activity related to the Nektar Super Critical Fluids Technology, which was conducted at our Bradford, UK facility.

Principles of Consolidation and Use of Estimates

Our consolidated financial statements include the financial position and results of operations and cash flows of our wholly-owned subsidiaries: Nektar Therapeutics AL, Corporation (“Nektar AL”); Nektar Therapeutics UK, Ltd. (“Bradford”), Nektar Therapeutics (India) Private Limited, and Aerogen Inc. All intercompany accounts and transactions have been eliminated in consolidation.

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

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles “GAAP” requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain items previously reported in specific financial statement captions have been reclassified to conform to the current period presentation. Such reclassifications have not impacted previously reported revenues, operating loss or net loss.

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and other accrued liabilities, approximate fair value because of their short term maturities.

Significant Concentrations

Our customers are primarily pharmaceutical and biotechnology companies that are located in the U.S. and EU. Our accounts receivable balance contains billed and unbilled trade receivables from product sales and

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

royalties, collaborative research agreements, and commercialization readiness revenue. We provide for an allowance for doubtful accounts by reserving for specifically identified doubtful accounts. We have not experienced significant credit losses from our accounts receivable or collaborative research agreements and none are expected. We perform a regular review of our customers’ payment histories and associated credit risk. We generally do not require collateral from our customers. At December 31, 2006, three different customers represented 56%, 15% and 14%, respectively, of our accounts receivable. At December 31, 2005, two customers represented 48% and 10%, respectively, of our accounts receivable.

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

Cash, Cash Equivalents and Investments

We consider all investments in marketable securities with an original maturity of three months or less to be cash equivalents. Investments are designated as available-for-sale and are carried at fair value, with unrealized gains and losses reported in stockholders’ equity as accumulated other comprehensive income (loss). The disclosed fair value related to our investments is based primarily on the reported fair values in our period-end brokerage statements. We independently validate these fair values using available market quotes and other information. Investments with maturities greater than one year from the balance sheet date are classified as long-term.

Interest and dividends on securities classified as available-for-sale, as well as amortization of premiums and accretion of discounts to maturity, are included in interest income. Realized gains and losses and declines in value of available-for-sale securities judged to be other-than-temporary, if any, are included in other income (expense). The cost of securities sold is based on the specific identification method.

Inventories

Inventories are computed on a first-in, first-out basis and stated net of reserves at the lower of cost or market.

Property and Equipment

Property and equipment are stated at cost. Major improvements are capitalized, while maintenance and repairs are expensed when incurred. Manufacturing, laboratory and other equipment are depreciated using the straight-line method generally over estimated useful lives of three to seven years. Leasehold improvements and buildings are depreciated using the straight-line method over the shorter of the estimated useful life or the remaining term of the lease.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we periodically review our property and equipment for recoverability whenever events or changes in circumstances

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

indicate that the carrying value may not be recoverable. Generally, an impairment loss would be recognized if the carrying amount of an asset exceeds the sum of the discounted cash flows expected to result from the use and eventual disposal of the asset.

Goodwill

Goodwill represents the excess of the price paid for another entity over the fair value of the assets acquired and liabilities assumed in a business combination. We account for our goodwill asset in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, and test for impairment as of October 1 each year, as well as at other times when impairment indicators exists or when events occur or circumstances change that would indicate the carrying amount may not be fully recoverable. For purposes of our annual impairment test, we have identified and assigned goodwill to two reporting units (as defined in SFAS No. 142) Pulmonary Technology and Advanced PEGylation Technology. Goodwill is tested for impairment at the reporting unit level using a two-step approach. The first step is to compare the fair value of a reporting unit’s net assets, including assigned goodwill, to the book value of its net assets, including assigned goodwill. If the fair value of the reporting unit is greater than its net book value, the assigned goodwill is not considered impaired. If the fair value is less than the reporting unit’s net book value, we perform a second step to measure the amount of the impairment, if any. The second step would be to compare the book value of the reporting unit’s assigned goodwill to the implied fair value of the reporting unit’s goodwill. At December 31, 2006, there were no indications of impairment.

Other Intangible Assets

Other intangible assets include proprietary technology, intellectual property, and supplier and customer relationships acquired from third parties or in business combinations. Other intangible assets with a finite useful life are amortized ratably over their estimated useful lives, which we currently estimate to be a period of five years. Once an intangible asset is fully amortized, we remove the gross costs and accumulated amortization from our Consolidated Balance Sheets.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we periodically review our intangible assets for recoverability whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Generally, an impairment loss would be recognized if the carrying amount of an intangible asset exceeds the sum of the discounted cash flows expected to result from the use and eventual disposal of the assets.

Revenue Recognition

We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”) and Emerging Issues Task Force, Issue No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.”

Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable, and collection is reasonably assured. Allowances are established for estimated sales returns and uncollectible amounts.

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

Product Sales and Royalty Revenue

Product revenues from Exubera Inhalation Powder and Inhalers are primarily derived from the cost-plus manufacturing and supply agreement with Pfizer, are subject to quarterly manufacturing variance adjustments, and are recognized at the earlier of acceptance of products by Pfizer or sixty days from shipment. Product revenues and the related cost of goods sold for products that were shipped to Pfizer but have not been recognized within sixty days are recorded as deferred revenue, net of the deferred costs. To date, Pfizer has not returned any Exubera Inhalation Powder or Inhalers.

Product revenues from our PEGylation Technology platform are primarily derived from cost-plus manufacturing and supply agreements with customers in our industry, and are recognized in accordance with the terms of the related contract. We have not experienced any significant returns from our customers.

Generally, we are entitled to royalties from our customers based on their net sales. We recognize royalty revenue when the cash is received or when the royalty amount to be received is estimable and collection is reasonably assured. Royalties from the sale of Exubera inhalation powder and Exubera Inhalers were insignificant during the year ended December 31, 2006.

Contract Research Revenue

We enter into collaborative research and development arrangements with pharmaceutical and biotechnology partners that may involve multiple deliverables. Our arrangements may contain the following elements: upfront fees, collaborative research, milestone payments, manufacturing and supply, royalties and license fees. The principles and guidance outlined in EITF No. 00-21 provide a framework to (a) determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and (b) determine how the arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. Significant judgment is required when determining the separate units of accounting and the fair value of individual deliverables. For each separate unit of accounting we have objective and reliable evidence of fair value using available internal evidence for the undelivered item(s) and our arrangements generally do not contain a general right of return relative to the delivered item. We use the residual method to allocate the arrangement consideration when it does not have fair value of a delivered item(s). Under the residual method, the amount of consideration allocated to the delivered item equals the total arrangement consideration less the aggregate fair value of the undelivered items.

Contract research revenue from collaborative research and development agreements is recorded when earned based on the performance requirements of the contract. Advance payments for research and development revenue received in excess of amounts earned are classified as deferred revenue until earned. Amounts received under these arrangements are generally non-refundable even if the research effort is unsuccessful.

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

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

Exubera Commercialization Readiness Revenue

Exubera commercialization readiness revenue represents reimbursements from Pfizer, of certain agreed upon operating costs relating to our Exubera inhalation powder manufacturing facilities and our device contract manufacturing locations in preparation for commercial production, plus a markup on such costs. Exubera commercialization readiness costs are start up manufacturing costs we have incurred in our Exubera Inhalation Powder manufacturing facility and our Exubera Inhaler device contract manufacturing locations in preparation for commercial production. We do not anticipate incurring any additional costs related to commercialization readiness in connection with the ongoing commercial launch of Exubera, but will continue to recognize revenue and amortize the remaining commercialization readiness costs previously incurred in accordance with our reimbursement arrangement with Pfizer through October, 2007.

Shipping and Handling Costs

We record costs related to shipping and handling of product to customers in cost of goods sold.

Stock-Based Compensation

Stock-based compensation arrangements covered by SFAS No. 123R currently include stock option grants and restricted stock unit (“RSU”) awards under our option plans and purchases of common stock by our employees at a discount to the market price under our Employee Stock Purchase Plan (“ESPP”). Stock compensation expense is recorded ratably over the vesting period of stock option or performance period of the RSU. Stock-based compensation expense for purchases under the ESPP are recognized based on the estimated fair value of the common stock during each offering period and the percentage of the purchase discount.

Prior to January 1, 2006, we accounted for stock-based employee compensation plans using the intrinsic value method of accounting in accordance with APB Opinion No. 25 (“APB No. 25”), Accounting for Stock Issued to Employees, and related interpretations. Under the provisions of APB No. 25, no compensation expense was recognized with respect to employee purchases of our common stock under the ESPP or when stock options were granted with exercise prices equal to or greater than market value on the date of grant. However, for stock-based awards issued below the market price of our common stock on the grant date, we were required to record deferred compensation for this intrinsic value and expense this value ratably over the underlying vesting period.

Effective January 1, 2006, we adopted the fair value method of accounting for stock-based compensation arrangements in accordance with SFAS No. 123R: Accounting for Share-Based Payment (“SFAS No. 123R”) using the modified prospective method of transition. Under the modified prospective method of transition, we are not required to restate our prior period financial statements to reflect expensing of stock-based compensation under SFAS No. 123R. Therefore, the results for the year ended December 31, 2006 are not directly comparable to the years ended December 31, 2005 and 2004.

We use the Black-Scholes option valuation model adjusted for the estimated historical forfeiture rate for the respective grant to determine the estimated fair value of our stock-based compensation arrangements on the date of grant (“grant date fair value”) and expense this value ratably over the estimated life of the option or performance period of the RSU award. We have separated the employee population into two groups for valuation purposes, including forfeiture rates: (1) executive management and board members (executives) and (2) all other employees (staff). Expense amounts are allocated among cost of revenue, research and development expenses for drug discovery, and general and administrative expenses based on the function of the applicable employee. The

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

Black-Scholes option pricing model requires the input of highly subjective assumptions. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models may not provide a reliable single measure of the fair value of our employee stock options or common stock purchased under the ESPP. In addition, management will continue to assess the assumptions and methodologies used to calculate estimated fair value of stock-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies, and which could materially impact our fair value determination.

In November of 2005, the FASB issued FASB Staff Position FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share Base Payment Awards,” which allowed a one-time election to adopt one of two acceptable methodologies for calculating the initial additional paid-in capital pool (“APIC pool”). We elected the “short-cut” method to establish our APIC pool required under FAS 123(R) for the year ended December 31, 2006. In subsequent periods, the APIC pool will be increased by tax benefits from stock-based compensation and decreased by tax deficiencies caused when the recorded stock-based compensation for book purposes exceeds the allowable tax deduction.

Research and Development Expense

Research and development costs are expensed as incurred and include salaries, benefits and other operating costs such as outside services, supplies and allocated overhead costs. We perform research and development for our proprietary products and technology development and for others pursuant to collaboration agreements. For our proprietary products and our internal technology development programs, we invest our own funds without reimbursement from a third party. Costs associated with treatment phase of clinical trials are accrued based on the total estimated cost of the clinical trials and are expensed ratably based on patient enrollment in the trials. Costs associated with the start-up and reporting phases of the clinical trials are expensed as incurred.

Collaboration agreements typically include the development and licensing of our technology. Under these agreements, we may be reimbursed for development costs, entitled to milestone payments when and if certain development or regulatory milestones are achieved, compensated for the manufacture and supply of clinical and commercial product and entitled to royalties on sales of commercial product. All of our collaboration agreements are generally cancelable by the partner without significant financial penalty. Certain collaboration agreements may involve feasibility research which is designed to evaluate the applicability of our technologies to a particular molecule. Due to the nature of this research, we are reimbursed for the cost of work performed and our commitment is generally completed in less than one year.

From time to time we acquire in-process research and development programs as part of strategic business acquisitions. Generally, in-process research and development purchased in a business combination is expensed on the acquisition date primarily because the acquired technology has not yet reached technological feasibility and has no future alternative use. In the year ended December 31, 2005, we recorded a charge of $7.9 million for in-process research and development costs in connection with our acquisition of Aerogen.

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

Net Loss Per Share

Basic net loss per share is calculated based on the weighted-average number of common shares outstanding during the periods presented. For all years presented in the Consolidated Statements of Operations, the net loss available to common shareholders is equal to the reported net loss. Basic and diluted net loss per share are the same due to our historical net losses and the requirement to exclude potentially dilutive securities which would have an anti-dilutive effect on net loss per share. These potentially dilutive securities have been excluded from the diluted net loss per share calculation and are as follows (in thousands):

	December 31,
	2006	2005	2004
Convertible subordinated notes	16,896	16,896	3,831
Stock options and restricted stock units	7,049	6,481	5,862
Warrants	16	36	36
Convertible preferred stock	—	1,023	875

Total	23,961	24,436	10,604

Income Taxes

We account for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. Because of our lack of earnings history, our net deferred tax assets have been fully reserved.

Recent Accounting Pronouncements

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarch used to classify the source of the in formation. This statement is effective beginning in October 2008. The Company is evaluating whether adoption of this statement will result in a change to its fair value measurements.

SAB 108

In September 2006, the SEC issued SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 requires analysis of misstatements using both an income statement (rollover approach) and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB 108 is effective for the Company’s fiscal year 2007 annual financial statements. We do not expect the application of the guidance to have a material impact on its consolidated results of operations, financial position or cash flows.

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

SFAS No. 123R

In the first quarter of fiscal 2006, the Company adopted SFAS No. 123R, Share-Based Payment, and recognized stock-based compensation expense in our financial statements. Adoption of this statement had a material effect on our consolidated results of operations. However, adoption did not have a material effect on our financial position or cash flows. See Note 15 for a discussion of the impact on operating results for the year ended December 31, 2006.

FIN 48

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition occurs when an enterprise concludes that a tax position, based on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement determines the amount of benefit that more-likely-than-not will be realized upon ultimate settlement. De-recognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for de-recognition of tax positions, and it has expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. We believe adoption of this pronouncement will not impact our financial position, results of operation or cash flows due to our history of net losses and fully reserved deferred tax assets, however we are still evaluating FIN 48 and has not yet determined the impact the adoption will have on the our tax disclosures in the Notes to the Consolidated Financial Statements.

Note 2—Cash and Cash Equivalents, Short-term Investments, and Investments in Marketable Securities

Cash, cash equivalents and investments in marketable securities are as follows (in thousands):

	Estimated Fair Value at December 31,
	2006	2005
Cash and cash equivalents	$63,760	$261,273
Short-term investments (less than one year to maturity)	394,880	214,928
Long-term investments (one to two years to maturity)	8,337	90,222

Total Cash and Available-for-Sale Securities	$466,977	$566,423

Our portfolio of cash and available for sale debt securities includes (in thousands):

	Estimated Fair Value at December 31,
	2006	2005
U.S. corporate commercial paper	$234,512	$179,597
Obligations of U.S. corporations	151,288	179,128
Obligations of U.S. government agencies	27,372	123,048
Repurchase agreements	33,948	64,199
Obligations of non U.S. corporations	—	2,975
Cash and other debt securities	19,857	17,476

Total Cash and Available-for-Sale Securities	$466,977	$566,423

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

At December 31, 2006 and 2005, the average portfolio duration was approximately four months, and the contractual maturity of any single investment did not exceed twenty four months.

Gross unrealized gains on the portfolio were nil as of both December 31, 2006 and 2005. Gross unrealized losses on the portfolio were $ 0.5 million and $ 2.0 million as of December 31, 2006 and 2005, respectively. We have a history of holding our investments to maturity. Additionally, we have the ability and intent to hold our debt securities to maturity when they will be redeemed at full par value. Accordingly, management considers these unrealized losses to be temporary and has not recorded a provision for impairment.

At December 31, 2006 and 2005, we had letter of credit arrangements with certain financial institutions and vendors, including our landlord, totaling $2.6 million. These letters of credit are secured by investments in similar amounts.

Note 3—Inventory

Inventory consists of the following (in thousands):

	December 31,
	2006	2005
Raw material	$8, 609	$8,050
Work-in-process	4,736	2,740
Finished goods	1,311	7,837

Total	$14,656	$18,627

Raw materials primarily include materials used in the production of our PEGylation products. Exubera Inhalers are manufactured and supplied by two of our contract manufacturers, then drop shipped to our customer. No inventory of Exubera Inhalers is held at Nektar. Reserves are determined using specific identification plus an estimated reserve against finished goods for potential defective or excess inventory based on historical experience or projected usage. Inventories are reflected net of reserves of $4.7 million and $3.1 million as of December 31, 2006 and 2005 respectively.

Note 4—Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2006	2005
Building and leasehold improvements	$118,574	$114,902
Laboratory equipment	43,066	41,116
Manufacturing equipment	23,406	23,929
Assets at contract manufacturer locations .	25,886	23,750
Furniture, fixtures and other equipment	20,970	19,115
Construction-in-progress	8,508	6,059

Property and equipment at cost	$240,410	$228,871
Less: accumulated depreciation	(106,598)	(86,744)

Property and equipment, net	$133,812	$142,127

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

Building and leasehold improvements include our commercial manufacturing, clinical manufacturing, research and development and administrative facilities and the related improvements to these facilities. Laboratory and manufacturing equipment primarily includes assets that support both our manufacturing and research and development efforts. Assets at contract manufacturer locations are automated assembly line equipment used in the manufacture of the inhaler device for Exubera.

Construction-in-progress includes assets being built to enhance our commercial manufacturing operations and with automated assembly line equipment located at our contract manufacturers’ sites. As a result of a contract renegotiation with one of our collaboration partners in the fourth quarter of 2006, we determined that one of our construction-in-progress assets would no longer be completed and we recorded an impairment loss for the costs incurred to date of $2.7 million. Additionally, as a result of our decision to wind down Bradford, UK operations, we determined that certain laboratory and office equipment had no remaining useful life. Consequently, we recorded impairment charges of $1.2 million and $5.7 million for the years ended December 31, 2006 and 2005, respectively. These charges are reflected in the Impairment of long-lived assets line item in our Consolidated Statements of Operations. See Note 13 for more information regarding the wind down of the Bradford operations.

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $26.8 million, $19.2 million and $12.6 million, respectively.

Note 5—Goodwill and Other Intangible Assets

Goodwill

As of December 31, 2006 and 2005, carrying value of our goodwill was $78.4 million, which for purposes of our periodic impairment evaluations, $69.0 million is assigned to our PEGylation Technology reporting unit and $9.4 million is assigned to our Pulmonary Technology reporting unit.

In the fourth quarter of 2006, we performed our annual impairment test for goodwill and determined there was no indication of impairment.

In December 2005, we were apprised of unfavorable results at our Bradford, UK facility and certain clinical data related to those activities. We re-performed our annual impairment test of the goodwill assigned to the super critical fluids reporting unit. We determined the fair value of the super critical fluids reporting unit, based on a discounted cash flow analysis, was less than the carrying amount of the reporting units assets, including assigned goodwill. Consequently, we recorded an impairment charge of $59.6 million in the year ended December 31, 2005. This charge is reflected in the Impairment of long-lived assets line item in our Consolidated Statements of Operations. See Note 13 for more information regarding the winding down of the Bradford facility.

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

Other Intangible Assets

Other intangible assets are comprised of the following (in thousands except useful lives):

		December 31, 2006			December 31, 2005
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Core technology	5	$—	$—	$—	$15,270	$(7,529)	$7,741
Developed product technology	5	—	—	—	2,900	(2,610)	290
Intellectual property	5-7	—	—	—	7,301	(6,779)	522
Supplier and customer relations	5	4,730	(1,104)	3,626	9,870	(4,971)	4,899

Total		$4,730	$(1,104)	$3,626	$35,341	$(21,889)	$13,452

Amortization expense related to other intangible assets totaled $4.3 million, $4.9 million and $4.5 million for the years ended December 31, 2006, 2005, and 2004, respectively.

During the second half of 2006, we began a process of evaluating business activities outside our focus areas of pulmonary technology and PEGylation technology. In late December 2006, we entered into a non-binding letter of intent to sell our nebulizer device business. We determined that the non-binding letter of intent to sell the nebulizer device business, coupled with our general efforts to focus on core technologies, were indicators that our intangible asset related to these products acquired from the 2005 Aerogen acquisition does not have future value. After reassessing the remaining useful life of this intangible asset and evaluating the historical net losses from the nebulizer device business, we determined the intangible asset was fully impaired and recorded a $5.5 million charge for the year ended December 31, 2006. This charge is reflected in the Impairment of long-lived assets line item in our Consolidated Statements of Operations.

Future amortization expense of our existing supplier and customer relations intangible asset is approximately $0.9 million per year until October 2010, when it will be fully amortized.

Note 6—Convertible Subordinated Notes

The outstanding balance of our convertible subordinated notes is as follows (in thousands):

	Semi-Annual Interest Payment Dates	December 31,
		2006	2005
5% Notes due February 2007	August 8, February 8	$36,026	$36,026
3.5% Notes due October 2007	April 17, October 17	66,627	66,627
3.25% Notes due September 2012	March 28, September 28	315,000	315,000

Total outstanding convertible subordinated notes		$417,653	$417,653
Less: current portion		(102,653)	—

Convertible subordinated notes		$315,000	$417,653

Our convertible subordinated notes are unsecured and subordinated in right of payment to our future senior debt. The carrying value approximates fair value for both periods presented. Costs related to the issuance of these convertible notes are recorded in Other assets in our Consolidated Balance Sheets and are amortized to interest

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

expense on a straight-line basis over the contractual life of the notes. The unamortized deferred financing costs were $7.3 million and $9.7 million for the years ended December 31, 2006 and 2005, respectively.

Conversion

The notes are convertible at the option of the holder at any time on or prior to maturity into shares of our common stock. The 3.25% Notes have a conversion rate of 46.4727 shares per $1,000 principal amount, which is equal to a conversion price of approximately $21.52. Additionally, at any time prior to maturity, if a fundamental change as defined in the 3.25% subordinated debt indenture occurs, we may be required to pay a make-whole premium on notes converted in connection therewith by increasing the conversion rate applicable to the notes. The amount of the make-whole premium will be determined in accordance with a table showing the make-whole premium that would apply at various common stock prices and fundamental change effective dates.

The 3.5% Notes have a conversion rate of 19.8177, which is equal to a conversion price of $ 50.46 per share.

The 5% Notes were repaid in full on February 7, 2007 and are, therefore, no longer subject to conversion or redemption.

Redemption

Beginning on September 28, 2008, we may redeem the 3.25% Notes in whole or in part for cash at a redemption price equal to 100% of the principal amount of the 3.25% Notes plus any accrued but unpaid interest if the closing price of the common stock has exceeded 150% of the conversion price of the 3.25% notes for at least 20 days in any consecutive 30 day trading period.

The 3.5% Notes are also redeemable in whole or in part at any time, at certain redemption prices dependent upon the date of redemption if the closing price of our Common Stock has exceeded 120% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days.

Loss on Early Extinguishment of Convertible Subordinated Notes

In September 2005, we retired $25.4 million and $45.9 million aggregate principal amount of our outstanding 5% Notes and 3.5% Notes, respectively, in cash, in privately negotiated transactions. As a result of the transactions, we recognized losses related to the early extinguishment of approximately $0.3 million.

In January 2004, certain holders of our outstanding 3.5% Notes completed an exchange and cancellation of $9.0 million in aggregate principal amount of the notes for the issuance of 0.6 million shares of our common stock in a privately negotiated transaction. In February 2004, certain holders of our outstanding 3% Notes, in privately negotiated transactions, converted approximately $36.0 million in aggregate principal amount of such notes for approximately $3.2 million shares of our common stock and a cash payment of approximately $3.1 million. As a result of these transactions, we recognized losses on debt extinguishment of approximately $7.8 million and $1.5 million, respectively.

Note 7—Capital Leases

We lease one of the buildings in our San Carlos facility under a capital lease arrangement that resulted from a sale-leaseback transaction completed in 2004. In accordance with SFAS No. 13, Accounting for Leases, we

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

evaluated the lease at inception and accounted for it as a capital lease by recording a capital lease asset and capital lease obligation equal to the fair market value of approximately $25.5 million. It has a current gross carrying value of $21.2 million. Accumulated amortization of the building under the lease was approximately $4.1 million and $2.3 million as of December 31, 2006 and 2005, respectively. The outstanding capital lease obligation was $20.3 million and $20.8 million as of December 31, 2006 and 2005, respectively, which represents the present value of future minimum payments on the lease. Under the terms of the lease, the rent will escalate 2% in October of each year until the lease expires in September 2016.

Additionally, we lease certain office equipment under another capital lease.

Future minimum payments for the two capital leases at December 31, 2006 are as follows (in thousands):

Years ending December 31,
2007	$3,992
2008	4,071
2009	4,129
2010	4,146
2011	4,230
2012 and thereafter	21,266

Total minimum payments required	$41,834
Less: amount representing interest	21,364

Present value of future payments	$20,470
Less: current portion	711

Non-current portion	$19,759

The 2004 sale-leaseback transaction qualified for sales treatment under SFAS No. 98, Accounting for Leases and we recorded a deferred gain of $12.7 million which is reflected in Other Liabilities. This amount is being amortized over the term of the lease as a reduction of depreciation expense. During the years ended December 31, 2006, 2005 and 2004, we amortized a gain of $0.9 million, $0.9 million and $0.5 million, respectively.

Note 8—Litigation Settlement

On June 30, 2006, we, our subsidiary Nektar AL, and a former officer, Milton Harris, entered into a Settlement Agreement and General Release with the University of Alabama Huntsville (UAH) related to an intellectual property dispute. Under the terms of the Settlement Agreement, the Company, Nektar AL, Mr. Harris and UAH agreed to full and complete satisfaction of all claims asserted in the litigation in exchange for $25 million in cash payments. We and Mr. Harris made an initial payment of $15.0 million on June 30, 2006, of which we paid $11.0 million and Mr. Harris paid $4.0 million. Beginning July 1, 2007, we will pay UAH ten annual installment payments of $1.0 million each, representing an accrued liability of $7.0 million at December 31, 2006, or the present value of the future payments using an 8% annual discount rate. We recorded a litigation settlement charge of $17.7 million during the year ended December 31, 2006 which reflects the net present value of the settlement payments.

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

Note 9—Commitments and Contingencies

Operating Leases

We lease certain facilities under arrangements expiring through June 2012. Rent expense for operating leases was approximately $4.1 million, $3.1 million, and $3.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2006, are as follows (in thousands):

Years ending December 31,
2007	$3,770
2008	3,704
2009	2,928
2010	2,836
2011	2,905
2012 and thereafter	1,452

Total minimum payments required	$17,595

We have several leases for our facilities in multiple locations. In the event that we do not exercise our option to extend the term of the lease of our San Carlos manufacturing facility, we are required to restore the property to certain conditions in place at the time of lease. We believe these costs would not be material to our operations. As a result of terminating our research and development efforts in the UK, we recorded a $1.0 million expense in the year December 31, 2006, related to the lease restoration of our Bradford facilities.

Legal Matters

On August 1, 2006, Novo Nordisk filed a lawsuit against Pfizer in federal court claiming that Pfizer willfully infringes on Novo’s patents covering inhaled insulin with Exubera. The case is currently proceeding with discovery and other pre-trial activities. Although we are not currently a named party in this litigation, we have incurred litigation costs as a result of such litigation and may incur substantial future costs and potential indemnity claims from Pfizer associated with the litigation. These and other disputes may have a material impact on our business, results of operation and financial condition.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with the SFAS No. 5, Accounting for Contingencies, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, ruling, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. If any unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations of that period or on our cash flows and liquidity.

Workers Compensation

Pursuant to the terms of our worker’s compensation insurance policy, we were subject to self-fund all claims up to $250,000 per occurrence subject to a maximum of $950,000 for the term of the insurance policy,

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

through October 31, 2006. As of November 1, 2006, we began a fully funded workers compensation insurance policy. Historically, we have not been obligated to make significant payments for these obligations, and no significant liabilities have been recorded for these obligations on our balance sheet as of December 31, 2006 or 2005.

Royalties

We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense, which is reflected in Cost of Goods Sold in our Consolidated Statements of Operations, was approximately $5.5 million, $3.5 million, and $2.0 million for the years ended December 31, 2006, 2005, and 2004, respectively. The overall maximum amount of the obligations is based upon sales of the applicable product and cannot be reasonably estimated.

Security Agreement with Pfizer Inc

In connection with the Collaboration, Development and License Agreement (“CDLA”) dated January 18, 1995, that we entered into with Pfizer Inc for the development of the Exubera product, we entered into a Security Agreement pursuant to which our obligations under the CDLA and certain Manufacturing and Supply Agreements related to the manufacture and supply of powdered insulin and pulmonary inhaler devices for the delivery of powdered insulin, are secured. Our default under any of these agreements triggers Pfizer rights with respect to property relating solely to, or used or which will be used solely in connection with, the development, manufacture, use and sale of Exubera including proceeds from the sale or other disposition of the property. Because the obligated amount of this agreement is not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheet as of December 31, 2006, 2005 or 2004.

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

To date we have not incurred costs to defend lawsuits or settle claims related to these indemnification obligations. If any of our indemnification obligations is triggered, we may incur substantial liabilities. Because the obligated amount under these agreements is not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. No liabilities have been recorded for these obligations on our balance sheet as of December 31, 2006 or 2005.

License, Manufacturing and Supply Agreements for Products Based on our PEGylation Technology

As part of our license, manufacturing and supply agreements with our partners for the development or manufacture and supply of PEG reagents based on our PEGylation Technology, we generally agree to defend, indemnify and hold harmless our partners from and against third party liabilities arising out of the agreement, including product liability and infringement of intellectual property. The term of these indemnification

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

obligations is generally perpetual any time after execution of the agreement. There is no limitation on the potential amount of future payments we could be required to make under these indemnification obligations. We have never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. If any of our indemnification obligations is triggered, we may incur substantial liabilities. Because the obligated amount of this agreement is not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations in our Consolidated Balance Sheets as of December 31, 2006, 2005 or 2004.

Indemnification of our Contract Manufacturers

We have a Manufacturing and Supply Agreement with our contract manufacturers to provide for the manufacturing of Exubera Inhalers. We have agreed to defend, indemnify, and hold harmless the contract manufacturers from and against third party liability arising out of the agreement, including product liability and infringement of intellectual property. There is no limitation on the potential amount of future payments we could be required to make under these indemnification obligations. We have never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. If any of our indemnification obligations is triggered, we may incur substantial liabilities. Because the obligated amount of this agreement is not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated.

Indemnification Underwriters and Initial purchasers of our Securities

In connection with our sale of equity and convertible debt securities from, we have agreed to defend, indemnify and hold harmless our underwriters or initial purchasers, as applicable, as well as certain related parties from and against certain liabilities, including liabilities under the Securities Act of 1933, as amended. The term of these indemnification obligations is generally perpetual. There is no limitation on the potential amount of future payments we could be required to make under these indemnification obligations. We have never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. If any of our indemnification obligations are triggered, however, we may incur substantial liabilities. Because the obligated amount of this agreement is not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations in our Consolidated Balance Sheets as of December 31, 2006, 2005 or 2004.

Director and Officer Indemnifications

As permitted under Delaware law, and as set forth in our Certificate of Incorporation and our Bylaws, we indemnify our directors, executive officers, other officers, employees, and other agents for certain events or occurrences that arose while in such capacity. The maximum potential amount of future payments we could be required to make under this indemnification is unlimited; however, we have insurance policies that may limit our exposure and may enable us to recover a portion of any future amounts paid. Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits and other policy provisions, we believe any obligations under this indemnification are not material, other than an initial $500,000 per incident retention deductible per our insurance policy. However, no assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case we may incur substantial liabilities as a result of these indemnification obligations. Because the obligated amount of this agreement is not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

make significant payments for these obligations, and no liabilities have been recorded for these obligations in our Consolidated Balance Sheets as of December 31, 2006, 2005 or 2004.

Note 10—Stockholders’ Equity

Preferred Stock

We have authorized 10,000,000 shares of Preferred Stock, each share having a par value of $0.0001. Three million one hundred thousand (3,100,000) shares of Preferred Stock are designated Series A Junior Participating Preferred Stock (the “Series A Preferred Stock”). We had designated 40,000 shares of Preferred Stock as Series B Convertible Preferred Stock, however, on January 7, 2006, the remaining outstanding shares automatically converted to common stock. We have no preferred shares issued and outstanding as of December 31, 2006.

Series A Preferred Stock

On June 1, 2001, the Board of Directors approved the adoption of a Share Purchase Rights Plan. Terms of the Rights Plan provide for a dividend distribution of one preferred share purchase right for each outstanding share of our Common Stock. The Rights have certain anti-takeover effects and will cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our Board of Directors. The dividend distribution was payable on June 22, 2001, to the stockholders of record on that date. Each Right entitles the registered holder to purchase from us one one-hundredth of a share of Series A Preferred Stock at a price of $225.00 per one one-hundredth of a share of Series A Preferred Stock, subject to adjustment. Each one one-hundredth of a share of Series A Preferred Stock has designations and powers, preferences and rights, and the qualifications, limitations and restrictions which make its value approximately equal to the value of a share of Common Share.

The Rights are not exercisable until the Distribution Date (as defined in the Certificate of Designation for the Series A Preferred Stock). The Rights will expire on June 1, 2011, unless the Rights are earlier redeemed or exchanged by us. Each share of Series A Preferred Stock will be entitled to a minimum preferential quarterly dividend payment of $1.00 but will be entitled to an aggregate dividend of 100 times the dividend declared per share of Common Stock. In the event of liquidation, the holders of the Series A Preferred Stock would be entitled to a minimum preferential liquidation payment of $100 per share, but would be entitled to receive an aggregate payment equal to 100 times the payment made per Common Share. Each share of Series A Preferred Stock will have 100 votes, voting together with the Common Stock. Finally, in the event of any merger, consolidation or other transaction in which our Common Stock is exchanged, each share of Series A Preferred Stock will be entitled to receive 100 times the amount of consideration received per share of Common Stock. Because of the nature of the Series A Preferred Stock dividend and liquidation rights, the value of one one-hundredth of a share of Series A Preferred Stock should approximate the value of one share of Common Stock. The Series A Preferred Stock would rank junior to any other future series of preferred stock. Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder, including, without limitation, the right to vote or to receive dividends.

Series B Convertible Preferred Stock

In connection with a strategic alliance with Enzon Pharmaceuticals, Inc., we entered into a Preferred Stock Purchase Agreement pursuant to which Enzon purchased 40,000 shares of non-voting Series B Preferred Stock at a purchase price of one thousand dollars ($1,000) per share for an aggregate purchase price of $40.0 million. The Series B Preferred Stock was convertible into a number of Common Shares equal to the quotient of $1,000 per share divided by the conversion price which was initially $22.79 per share. In 2004, Enzon converted 20,000

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

Series B Preferred Stock into 880,000 Common Shares and on January 7, 2006, the remaining 20,000 automatically converted into 1,023,000 Common Shares.

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

During the first half of 2004, certain outstanding convertible subordinated notes with an aggregate principal amount of approximately $186.0 million were converted into 16.0 million shares of common stock. These conversions resulted in a $191.3 million increase to additional paid in capital.

Employee Stock Purchase Plan

In February 1994, our Board of Directors adopted the ESPP, pursuant to section 423(b) of the Internal Revenue Code of 1986. Under the ESPP, 800,000 shares of common stock have been authorized for issuance. The terms of the ESPP provide eligible employees with the opportunity to acquire an ownership interest in Nektar through participation in a program of periodic payroll deductions for the purchase of our common stock. Employees must make an election to enroll or re-enroll in the plan on a semi-annual basis. Stock is purchased at 85% of the lower of the closing price on the first day of the enrollment period or the last day of the enrollment period.

Stock Option Plans

The following table summarizes information with respect to shares of our common stock that may be issued under our existing equity compensation plans as of December 31, 2006 (share number in thousands):

Plan Category	Number of securities to be issued upon exercise of outstanding options (a) (1)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders (2)	3,821	$19.53	7,919
Equity compensation plans not approved by security holders	7,765	$18.69	1,337

Total	11,586	$18.97	9,256

(1)	Does not include options to purchase 3,200 shares assumed in connection with the acquisition of Bradford Particle Design Ltd (with a weighted-average exercise price of $7.00 per share) and options to purchase 73,000 shares we assumed in connection with the acquisition of Shearwater Corporation (with a weighted-average exercise price of $0.03 per share).
(2)	Includes 316,639 shares of common stock available for future issuance under our ESPP as of December 31, 2006.

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

2000 Equity Incentive Plan

Our 1994 Equity Incentive Plan was adopted by the Board of Directors on February 10, 1994, and was amended and restated in its entirety and renamed the “2000 Equity Incentive Plan” on April 19, 2000. The purpose of the 2000 Equity Incentive Plan is to attract and retain qualified personnel, to provide additional incentives to our employees, officers, consultants and employee directors and to promote the success of our business. Pursuant to the 2000 Equity Incentive Plan, we may grant or issue incentive stock options to employees and officers and non-qualified stock options, rights to acquire restricted stock, restricted stock units, and stock bonuses to consultants, employees, officers and non-employee directors.

The maximum term of a stock option under the 2000 Equity Incentive Plan is ten years, but if the optionee at the time of grant has voting power of more than 10% of our outstanding capital stock, the maximum term of an incentive stock option is five years. The exercise price of incentive stock options granted under the 2000 Equity Incentive Plan must be at least equal to 100% (or 110% with respect to holders of more than 10% of the voting power of our outstanding capital stock) of the fair market value of the stock subject to the option on the date of the grant. The exercise price of non-qualified stock options and the purchase price of rights to acquire restricted stock and restricted stock units granted under the 2000 Equity Incentive Plan are determined by the Board of Directors.

The Board may amend the 2000 Equity Incentive Plan at any time, although certain amendments would require stockholder approval. The 2000 Equity Incentive Plan will terminate on February 9, 2010, unless earlier terminated by the Board. On June 1, 2006, our stockholders approved an amendment to the 2000 Equity Incentive Plan to (i) provide that we will not effect a “repricing” of a stock award under the 2000 Equity Incentive Plan without prior stockholder approval (subject to certain exceptions) and (ii) increase the number of shares of Common Stock authorized for issuance under the Purchase Plan to a total of 18,250,000 shares.

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

Non-Employee Directors’ Stock Option Plan

On February 10, 1994, our Board of Directors adopted the Non-Employee Directors’ Stock Option Plan under which options to purchase up to 400,000 shares of our Common Stock at the then fair market value may be granted to our non-employee directors. There are no remaining options available for grant under this plan as of December 31, 2006.

Restricted Stock Units

During the years ended December 31, 2006, 2005 and 2004, we issued RSUs to certain officers, non-employees, directors, employees and consultants. RSUs are similar to restricted stock in that they are issued for

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

no consideration; however, the holder generally is not entitled to the underlying shares of common stock until the RSU vests. Also, because the RSUs are issued for $0.01, the grant-date fair value of the award is equal to its intrinsic value on the date of grant. The RSUs were issued under both the 2000 Equity Incentive Plan and the 2000 Non-Officer Equity Incentive Plan and are settled by delivery of shares of our common stock on or shortly after the date the awards vest. A significant portion of the 2006 RSUs vest upon the achievement of certain performance-based milestones, however, the RSUs issued in 2005 and 2004 are service based awards and vest based on the passage of time. At December 31, 2006, certain of these awards are expected to vest upon achievement of three performance-based milestones which are expected to occur over a 5 to 33 month period. Beginning with shares granted in the year ended December 31, 2005, each RSU depletes the pool of options available for grant by a ratio of 1:1.5.

Time Accelerated Restricted Stock Award Plan (“TARSAP”)

During the year ended December 31, 2004, we issued options for 111,000 shares of stock under our 2000 Non-Officer Equity Incentive Plan to certain employees subject to vesting upon FDA approval of Exubera. The options had an exercise price equal to fair market value on the date of grant. These options vested upon the approval of Exubera by the FDA in January 2006.

Warrants

In November 1996, we issued warrants to purchase a total of 40,000 shares of common stock in connection with a tenant improvement loan for one of our facilities. The warrants had an exercise price of $6.56 per share and expired after ten years. The warrants allowed for net share settlement at the option of the warrant holder and were accounted for as equity in accordance with EITF Issue No. 96-18 (“EITF 96-18”) Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The warrants were valued using a Black-Scholes option valuation model with the following weighted-average assumptions: risk free interest rate of 6.4%; dividend yield of 0.0%; volatility factor of 62%; and a weighted average expected life of ten years. In November 2004, one of the warrants representing 20,000 shares of common stock was exercised in the form of a net share settlement for 11,775 shares of common stock. In August 2006, the remaining warrant representing 20,000 shares of common stock was exercised in the form of a net share settlement for 12,087 shares of common stock. Expense related to these warrants was insignificant for the years ended December 31, 2006, 2005 and 2004.

In September 2000, we issued warrants to purchase 10,000 shares of common stock to the landlord of one of our facilities in connection with the signing of a capital lease on that facility. In November 2000, we issued warrants to certain consultants to purchase an additional 6,000 shares of common stock. These warrants were accounted for as equity in accordance with EITF 96-18 and were valued using a Black-Scholes option valuation model with the following weighted-average assumptions: a risk free interest rate of 6.4%; a dividend yield of 0.0%; a volatility factor of 68.8%; and a weighted average expected life of ten years. Both warrants had an exercise price of $45.88 per share with a six year life, and both expired unexercised in September and November 2006, respectively. No warrants to purchase common shares were outstanding at December 31, 2006. Expense related to these warrants was insignificant for the years ended December 31, 2006, 2005 and 2004.

401(k) Retirement Plan

We sponsor a 401(k) retirement plan whereby eligible employees may elect to contribute up to the lesser of 60% of their annual compensation or the statutorily prescribed annual limit allowable under Internal Revenue

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

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

We issued approximately 103,000 shares, 87,000 shares, and 66,000 shares of our common stock valued at approximately $1.8 million, $1.4 million, and $1.2 million in connection with the match in 2006, 2005 and 2004, respectively. During part of 2004, shares reserved for issuance related to matching contributions that had been previously been approved by our Board of Directors became fully depleted. During this time, we purchased approximately 14,000 shares on the open market on behalf of employees for a total cost of $0.2 million and recorded this amount as compensation expense during the period. During the year ended December 31, 2004, our Board of Directors approved an additional 300,000 shares to be reserved for issuance related to matching contributions.

Change in Control Severance Plan

On December 6, 2006, the Board of Directors approved a Change of Control Severance Benefit Plan (the “CIC Plan”) and on February 14, 2007 the Board of Directors amended and restated the CIC Plan. The CIC Plan is designed to make certain benefits available to eligible employees of the Company in the event of a change of control of the Company and, following such change of control, an employee’s employment with the Company or successor company is terminated in certain specified circumstances. The Company adopted the CIC Plan to support the continuity of the business in the context of a change of control transaction. The CIC Plan was not adopted in contemplation of any specific change of control transaction. A brief description of the material terms and conditions of the CIC Plan is provided below.

Under the CIC Plan, in the event of a change of control of the Company and a subsequent termination of employment initiated by the Company or a successor company other than for Cause or initiated by the employee for a Good Reason Resignation (as hereinafter defined) in each case within 12 months following a change of control transaction, (i) the Chief Executive Officer would each be entitled to receive cash severance pay equal to 24 months base salary plus annual target incentive pay, the extension of employee benefits over this severance period and the full acceleration of unvested outstanding equity awards, and (ii) the Chief Scientific Officer, Senior Vice Presidents and Vice Presidents (including Principal Fellows) would each be entitled to receive cash severance pay equal to 12 months base salary plus annual target incentive pay, the extension of employee benefits over this severance period and the full acceleration of unvested outstanding equity awards. In the event of a change of control of the Company and a subsequent termination of employment initiated by the Company or a successor company other than for Cause (as hereinafter defined) within 12 months following a change of control transaction, all other employees would each be entitled to receive cash severance pay equal to 6 months base salary plus annual target incentive pay, the extension of employee benefits over this severance period and the full acceleration of each such employee’s unvested outstanding equity awards.

On December 6, 2006, the Board of Directors approved an amendment to all outstanding stock awards held by non-employee directors to provide for full acceleration of vesting in the event of a change of control transaction.

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

Reserved Shares

At December 31, 2006, we have reserved shares of common stock for issuance as follows (in thousands):

Convertible subordinated notes	16,896
Stock options and Restricted Stock Units	16,337
ESPP	317
401(k) retirement plans	81

Total	33,631

Note 11—Comprehensive Loss

Comprehensive loss is comprised of net loss and accumulated other comprehensive income (loss) and includes the following components (in thousands):

	Years ended December 31,
	2006	2005	2004
Net loss, as reported	$(154,761)	$(185,111)	$(101,886)
Change in net unrealized gains (losses) on available-for-sale securities	1,458	(101)	(2,129)
Net unrealized gains reclassified into earnings	—	—	23
Translation adjustment	311	(1,250)	792

Total comprehensive loss	$(152,992)	$(186,462)	$(103,200)

The components of accumulated other comprehensive loss are as follows (in thousands):

	December 31,
	2006	2005
Unrealized loss on available-for-sale securities	$(499)	$(1,957)
Translation adjustment	561	250

Total accumulated other comprehensive income (loss)	$62	$(1,707)

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

Note 12—Significant Collaborative Research and Development Agreements

We perform research and development for our biotechnology and pharmaceutical partners pursuant to collaboration agreements. Revenues generated from our collaboration efforts are recorded as Contract research revenue and our costs of performing these services are included in Research and development expense. In accordance with these agreements, we recorded Contract research revenue as follows (in thousands):

Partner	Molecule	2006	2005	2004
Pfizer Inc	Exubera® (insulin human [rDNA origin]) Inhalation Powder, Somavert® (pegvisomant)	$29,315	$64,091	$69,397
Novartis Pharma AG	Tobramycin inhalation powder (TIP)	8,516	4,831	7,307
Zelos Therapeutics Inc.	Pulmonary Ostabolin-C	5,479	3,487	—
Bayer Healthcare AG	Ciprofloxacin Inhalation Powder (CIP)	4,885	4,074	—
Baxter Healthcare SA	Poly(ethylene) glycol reagent	3,690	310	—

Solvay Pharmaceuticals, Inc.	Pulmonary dronabinol (Dronabinol metered dose inhaler)	1,002	2,756	5,493
Other		3,416	2,053	6,988

Contract research revenue		$56,303	$81,602	$89,185

Under these collaborative research and development agreements, we are reimbursed for the cost of work performed on a revenue per annual full-time employee equivalent (FTE) basis, plus out of pocket third party costs. The initial annual FTE rate is established when the contract is executed and generally increases each year based on the consumer price index. Revenue recognized approximates the costs associated with these billable services.

We also are typically entitled to receive milestone payments when and if certain development or regulatory milestones are achieved. All of our research and development agreements are generally cancelable by our partners without significant financial penalty to the partner.

Pfizer Inc

We are party to a collaboration agreement with Pfizer to develop Exubera based on our Pulmonary Technology. Under the terms of the agreement, we receive contract research and development revenue as well as milestone revenues relating to the Exubera Inhalation Powder and Exubera Inhalers.

We are party to a license, manufacturing, and supply agreement with Pfizer whereby we provide one of our PEG reagents used in the manufacture of Somavert (pegvisomant), a human growth hormone receptor antagonist that has been approved for use in the U.S. and EU for the treatment of certain patients with acromegaly.

Novartis Pharma AG

We are party to a collaboration agreement with Novartis Pharma AG (formerly Chiron Corporation) to develop a dry powder inhaled formulation of tobramycin for the treatment of Pseudomonas aeruginosa in cystic fibrosis patients and to explore the development of other inhaled antibiotics using our Pulmonary Technology. We may receive research and development funding, milestone payments as the program progresses through

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

further clinical testing, and may receive royalty payments on product sales and manufacturing revenues if the product is commercialized.

Zelos Therapeutics Inc.

We are party to a collaboration to develop an inhaleable powder form of Zelos Therapeutics’ parathyroid hormone (PTH) analogue, called Ostabolin-CTM. Under the terms of the agreement, Nektar is responsible for development of the formulated dry powder drug and inhalation system, as well as clinical and commercial manufacturing of the drug formulation and device combination. Zelos is responsible for supply of the active pharmaceutical ingredient or API, clinical development and commercialization. We receive research and development funding, milestone payments as the program progresses through further clinical testing, and may receive royalty payments on product sales and manufacturing revenues if the product is commercialized.

Bayer HealthCare AG

We are party to a collaboration agreement with Bayer HealthCare AG to develop an inhaleable powder formulation of a novel form of Ciprofloxacin (Cipro) to treat chronic lung infections caused by Pseudomonas aeruginosa in cystic fibrosis patients. Under the terms of the collaboration, Nektar is responsible for formulation of the dry powder drug and development of the inhalation system, as well as clinical and commercial manufacturing of the drug formulation and device combination. Bayer is responsible for the clinical development and worldwide commercialization of the system. We receive research and development funding, milestone payments as the program progresses through further clinical testing, and may receive royalty payments on product sales and manufacturing revenues if the product is commercialized.

Baxter Healthcare SA and Baxter Healthcare Corp.

We are party to a collaboration agreement with Baxter Healthcare SA and Baxter Healthcare Corp., to develop a product to extend the half-life of Hemophilia A proteins using our PEGylation Technology. These products are in pre-clinical development for treatment of Hemophilia A. We will receive research and development funding, milestone payments and royalty payments on sales of the products. Nektar will supply, and will receive manufacturing revenues for, the poly(ethylene) glycol reagent used in the products for preclinical, clinical and commercial purposes.

Solvay Pharmaceuticals, Inc.

We are party to a collaboration agreement with Unimed Pharmaceuticals, Inc., a wholly owned subsidiary of Solvay Pharmaceuticals, Inc., to develop a formulation of dronabinol (synthetic delta-9-tetrahydrocannabinol) to be delivered using a metered dose inhaler. The product is under development for multiple indications. Dronabinol is the active ingredient in Unimed’s MARINOL® capsules, which are approved in the U.S. for multiple indications. Solvay initiated Phase II trials for pulmonary dronabinol in 2005 for the treatment of migraines with and without aura. We may receive research and development funding, milestone payments as the program progresses through further clinical testing, and may receive royalty payments on product sales and manufacturing revenues if the product is commercialized.

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

Note 13—Bradford, UK Operations

In December 2005, we determined that the assets of our UK subsidiary, located in Bradford, England (“Bradford”), were significantly impaired, and recorded an impairment charge of $59.6 million related to our goodwill asset and $5.7 million of accelerated depreciation related to certain fixed assets. These amounts are reflected in the Impairment of long-lived assets line item in the Consolidated Statement of Operations. Bradford’s primary activities related to the Super Critical Fluid Technology reporting unit as defined under SFAS No. 142: Goodwill and Other Intangible Assets. These impairment charges represented a substantial portion of the fair value of Bradford’s net assets as of December 31, 2005.

In March 2006, the Bradford employees were notified of a potential shut-down of operations. Retention and severance incentives were communicated at that time. In June 2006, we involuntarily terminated the majority of the personnel located in Bradford and commenced with plans to wind-down the location and its related operations. The retention and severance incentives totaling approximately $2.9 million were paid and expensed to research and development during the first and second quarters of 2006. Also in June 2006, we reassessed the useful life of the remaining laboratory and office equipment and determined these assets could not be redeployed and had no future use. Due to our revised estimate of useful life of these assets, we accelerated approximately $1.2 million of remaining depreciation in June 2006, which is reflected in the Impairment of long-lived assets line item in the Consolidated Statement of Operations. In the third quarter of 2006, we met the cease-of-use criteria outlined in SFAS No. 146: Accounting for Cost Associated with Disposal or Exit Activities and terminated the majority our facility leases in Bradford. As a result, we recorded approximately $1.0 million to general and administrative expense, related primarily to restoration costs necessary to return the buildings to their original condition.

Note 14—Income Taxes

For financial reporting purposes, “Loss before provision for income taxes,” includes the following components (in thousands):

	2006	2005	2004
Domestic	$(147,059)	$(172,232)	$(95,999)
Foreign	(6,874)	(13,016)	(6,050)

Total	$(153,933)	$(185,248)	$(102,049)

As of December 31, 2006, we had a net operating loss carryforward for federal income tax purposes of approximately $640.0 million, which will expire beginning in the year 2007. We had a total state net operating loss carryforward of approximately $323.0 million, which expires beginning in 2010. We had a foreign net operating loss carryforward of approximately $52.0 million. A substantial portion of the foreign net operating losses are UK losses which can be carried forward indefinitely.

Utilization of the federal and state net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

The (provision) benefit for income taxes consists of the following (in thousands):

	2006	2005	2004
Current:
Federal	$—	$—	$—
State	(6)	137	(665)
Foreign	—	—	—

Total Current	(6)	137	(665)

Deferred:
Federal	—	—	—
State	(822)	—	828
Foreign	—	—	—

Total Deferred	(822)	—	828

(Provision) Benefit for income taxes	$(828)	$137	$163

Income tax (provision) benefit related to continuing operations differs from the amounts computed by applying the statutory income tax rate of 34% to pretax loss as follows (in thousands):

	2006	2005	2004
U.S. federal (provision) benefit
At statutory rate	$52,337	$62,984	$34,697
State taxes	(6)	137	163
Net operating losses not benefited	(50,385)	(58,645)	(33,000)
Non-deductible employee compensation	(2,138)	—	—
Investment impairment and non-deductible amortization	(636)	(1,667)	(1,532)
Non-deductible in process research charge	—	(2,672)	—
Other	—	—	(165)

Total	$(828)	$137	$163

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets for federal and state income taxes are as follows (in thousands):

	December 31,
	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$246, 812	$196,716
Research and other credits	24,046	20,301
Capitalized research expenses	5,991	7,529
Deferred revenue	7,762	7,177
Reserve and accruals	25,543	22,332
Stock based compensation	11,901	793
Other	4,563	5,186

Deferred tax assets before valuation allowance	326,618	260,034
Valuation allowance for deferred tax assets	(322,508)	(250,630)

Total deferred tax assets	$4,110	$9,404

Deferred tax liabilities:
Depreciation	(2,715)	(4,127)
Acquisition related intangibles	(1,395)	(4,455)

Total deferred tax liabilities	$(4,110)	$(8,582)

Net deferred tax assets	$—	$822

Realization of our deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Because of our lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $71.9 million, and $31.2 million during the years ended December 31, 2006, and 2005, respectively. The valuation allowance includes approximately $35.1 million of benefit related to employee stock option exercises which will be credited to additional paid in capital when realized. Also, at December 31, 2006, approximately $14.0 million of the valuation allowance relates to acquisition related items, if and to the extent realized in future periods, will first reduce the carrying value of goodwill, then other long-lived intangible assets of our acquired subsidiary and then income tax expense. We also have federal research credits of approximately $14.5 million, which expire beginning in the year 2007 and state tax research credits of approximately $13.5 million which have no expiration date.

Note 15—Stock-Based Compensation

We issue stock-based awards from two compensation plans, which are more fully described in Note 10—Stockholders Equity. For the period ended December 31, 2006 we recorded approximately $29.1 million of stock-based compensation expense, which includes approximately $11.8 million of expense related to modifications of certain stock grants in connection with employment separation agreements. Generally, the modifications extended the optionee’s exercise period beyond the 90 day period after termination and accelerated a portion of the optionee’s unvested grants. In addition, during the year ended December 31, 2005 and 2004, we

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

recorded approximately $1.9 million and $1.2 million, respectively of stock compensation expense pursuant to APB No. 25 related to RSUs that were granted at prices below the fair market value at the date of grant.

Under the modified prospective transition method outlined in SFAS No. 123R, we are not required to restate prior period financial statements to reflect expensing of stock-based compensation as if we had adopted SFAS No. 123R in prior periods. Therefore, the results for the year ended December 31, 2006 are not directly comparable to the years ended December 31, 2005 and 2004. Additionally, these stock-based compensation charges have no impact on our financial position or reported cash flows.

Stock-based compensation cost is recorded in the following line items of our Consolidated Financial Statements among the following categories:

Year ended December 31, 2006
Inventory	$51
Cost of goods sold	1,563
Research and development	9,692
General and administrative expenses	17,837

Total	$29,143

Black-Scholes Assumptions

Upon adoption of SFAS No. 123R, we applied the guidance in Staff Accounting Bulletin No. 107 that permits the initial application of a “simplified” method based on the average of the vesting term and the term of the option. Previously, we calculated the estimated life based on the expectation that options would be exercised within five years on average. We based our estimate of expected volatility for options granted in fiscal year 2006 on the daily historical trading data of our common stock over the period equivalent to the expected term of the respective stock-based grant. Generally the stock-based grants have expected terms ranging from 38 months to 64 months. For the period ended December 31, 2006, the annual forfeiture rate for executives and staff was estimated to be 4.7% and 7.4%, respectively, based on our qualitative and quantitative analysis of our historical forfeitures.

The following tables list the Black-Scholes assumptions used to calculate the fair value of employee stock options and ESPP purchases. The grant date fair value of RSU awards is always equal to the intrinsic value of the award on the date of grant since the awards were issued for no consideration. The weighted average life of the 2006 RSUs is estimated to be 2.4 years.

	Year ended December 31, 2006
	Employee Stock Options	ESPP
Average risk-free interest rate	4.8%	5.2%
Dividend yield	0.0%	0.0%
Volatility factor	63.1%	33.3%
Weighted average expected life	5.20 years	0.5 years

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

Summary of Stock Option Activity

The table below presents a summary of stock option activity under the 2000 Equity Incentive Plan, the Non-Employee Directors’ Stock Option Plan and the 2000 Non-Officer Equity Incentive Plan (in thousands, except for per share information):

	Options Outstanding		Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
	Number of Shares	Exercise Price Per Share
Balance at December 31, 2003	14,851	$0.01-61.63	$16.49	6.65	$44,103
Options granted	1,394	10.10-22.49	17.33
Options exercised	(1,817)	0.01-19.25	7.52		$20,972
Options expired and canceled	(841)	0.01-56.38	20.86

Balance at December 31, 2004	13,587	0.01-61.63	17.57	6.03	$79,055
Options granted	1,791	13.46-19.76	17.44
Options exercised	(1,014)	0.01-18.47	9.47		$8,198
Options expired and canceled	(1,115)	3.88-56.38	21.34

Balance at December 31, 2005	13,249	$0.01-61.63	$17.85	5.38	$37,678
Options granted	1,115	14.36-21.51	17.88
Options exercised	(2,160)	0.05-20.41	9.51		$18,651
Options expired and canceled	(1,501)	4.62-52.16	21.86

Balance at December 31, 2006	10,703	$0.01-61.63	18.97	4.78	$15,348

Exercisable at December 31, 2006	8,185		19.88	4.09	$12,229
Exercisable at December 31, 2005	9,468		19.08	4.69	$25,967
Exercisable at December 31, 2004	9,066		18.30	5.25	$49,856

(1)	Aggregate Intrinsic Value represents the difference between the exercise price of the option and the closing market price of our common stock on the exercise date or December 31, as applicable.

The weighted-average grant-date fair value of options granted during the years 2006, 2005 and 2004 was $10.54, $10.26 and $10.45, respectively.

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

The following table provides information regarding our outstanding stock options as of December 31, 2006 (in thousands except for share information and contractual life):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Number	Weighted-Average Exercise Price Per Share
$ 0.01-$8.66	1,156	$6.25	5.59	871	$6.06
8.67-13.54	1,140	11.76	4.25	1,001	11.87
13.62-14.50	1,187	14.12	3.83	980	14.09
14.53-16.17	1,102	15.31	4.07	792	15.27
16.19-18.34	1,201	17.49	6.72	571	17.82
18.38-19.55	1,134	18.83	6.56	535	18.87
19.59-23.50	1,142	22.02	4.99	795	22.81
23.94-27.88	1,701	27.74	3.59	1,701	27.74
27.96-61.63	940	36.28	3.75	939	36.27

$ 0.01-$61.63	10,703	$18.97	4.78	8,185	$19.88

Aggregate Unrecognized Stock-based Compensation Expense

As of December 31, 2006, there was approximately $38.4 million of aggregate unrecognized compensation expense related to unvested stock-based compensation arrangements under the Option Plans. This total unrecognized expense is expected to be recognized over a weighted-average period of approximately 2.6 years as follows:

Fiscal Year	(in millions)
2007	$17,135
2008	$11,011
2009	$6,446
2010	$2,984
2011 and thereafter	$836

$38,412

Summary of RSU Award Activity

During 2006, we issued RSU awards totaling 1,088,300 shares of our common stock to certain employees and directors. The RSU awards are settled by delivery of shares of our common stock on or shortly after the date the awards vest. A significant portion of these awards vest base upon achieving three pre-determined performance milestones which were initially expected to occur over a period of 40 months. We are expensing the grant date fair value of the awards ratably over the expected performance period. During the period ended September 30, 2006 management determined that one of the milestones, representing 40% of the total awards, was no longer probable (as defined in SFAS No. 5: Accounting for Contingencies) of vesting. As a result, we reversed all previously recorded compensation expense related to this performance milestone, or approximately $0.8 million. If we had determined that this milestone was probable, we would have expensed an additional $1.9 million during the year ended December 31, 2006. The remaining 60% of the performance based RSUs are expected to vest over a 27 month period from the award date. We recorded compensation expense of $5.0 million in the year ended December 31, 2006 related to the remaining 60% of these performance-based RSU awards.

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

In February 2004 and March 2005, we issued 206,666 and 112,000 RSU awards, respectively to certain officers and employees on a time-based vesting schedule. Expense for these awards is recognized ratably over the underlying time-based vesting period and will settle by delivery of shares of our common stock on or shortly after the date the awards vest. The RSU awards become fully vested over a period of 36 to 48 months. The intrinsic value of these awards was recorded as deferred compensation in the Statement of Stockholders’ Equity and totaled approximately $2.0 million and $3.9 million for the years ended December 31, 2005 and 2004, respectively. Upon adoption of SFAS No. 123R, we reversed this unamortized value from stockholders’ equity, but continue to expense the remaining intrinsic value, which approximated the awards’ fair value on the original grant date, ratably over the underlying vesting period. In connection with these RSU awards, we recorded compensation expense of $1.3 million, $1.9 million and $1.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

A summary of RSU activity is as follows (in thousands):

	Units Issued	Weighted-Average Remaining contractual Life (in years)	Weighted-Average Grant-Date Fair value	Aggregate Intrinsic Value
Balance at January 1, 2004	—			—
Granted	206		$18.57

Balance at December 31, 2004	206	1.52		$4,214
Granted	112		$18.30
Released	(34)			$518

Balance at December 31, 2005	284	1.14		$4,676
Granted	1,088		$19.55
Released	(178)			$3,184
Forfeited & Canceled	(110)

Balance at December 31, 2006	1,084	1.52		$16,479

(1)	Fair value represents the difference between the exercise price of the award and the closing market price of our common stock on the release date or the year ended December 31, as applicable.

Proforma Effects of Applying SFAS No. 123 to Prior Periods

Prior to adoption SFAS No. 123R on January 1, 2006, we accounted for stock-based compensation under APB No. 25 and elected the disclosure only method of presenting fair value stock-based compensation expense. The disclosure only method required the presentation of net income (loss) as if SFAS No. 123 had been adopted for all periods presented in the Statements of Operations.

For purposes of the proforma net loss disclosure related to our employee stock options and ESPP purchases, we computed the estimated grant date fair values of the stock-based compensation using the Black-Scholes option valuation model based on the following assumptions:

	December 31,
	2005	2004
Risk-free interest rate	4.0%	3.3%
Dividend yield	0.0%	0.0%
Volatility factor	0.710	0.707
Weighted average expected life	4.5 years	5.0 years

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

In the table below, we have presented proforma disclosures of our net loss and net loss per share for the prior year periods assuming the estimated fair value of the options granted prior to January 1, 2006 is amortized to expense over the option-vesting period.

	Year ended December 31, 2005	Revised Year ended December 31, 2004*
Net loss, as reported	$(185,111)	$(101,886)
Add: Stock-based employee compensation expense included in reported net loss	1,854	1,423
Less: Total stock-based employee compensation expense determined under fair value based method for all options and RSUs granted	(21,986)	(25,183)

Pro forma net loss	$(205,243)	$(125,646)

Net loss per share:
Basic and diluted—as reported	$(2.15)	$(1.30)
Basic and diluted—proforma	$(2.39)	$(1.60)

*	The revised reported proforma net loss for the year ended December 31, 2004 was decreased by approximately $6.0 million for options exchanged under the stock option exchange programs and adjustments for computational corrections.

Note 16—Segment Reporting

We operate in one business segment which focuses on applying our technology platforms to improve the performance of established and novel medicines. We believe we operate in one segment because our business offerings have similar economic and other characteristics, including the nature of products and production processes, types of customers, distribution methods and regulatory environment. We are comprehensively managed as one business segment by our Executive Committee, who reports to the Chief Executive Officer, and is our chief operating decision maker. Within our one business segment we have two components, Pulmonary Technology and PEGylation Technology.

Our revenue is derived primarily from clients in the pharmaceutical and biotechnology industries. Revenue from Pfizer Inc. represented 64%, 64% and 61% of our revenue for the years ended December 31, 2006, 2005 and 2004, respectively.

Revenues from customers in the following geographic areas are as follows (in thousands):

	Years ended December 31,
	2006	2005	2004
United States	$182,959	$109,488	$100,855
European countries	33,471	14,967	11,606
All other countries	1,288	1,824	1,809

Total Revenue	$217,718	$126,279	$114,270

At December 31, 2006, the net book value of our property, plant and equipment was $133.8 million. Approximately 88% of such assets are located in the United States. At December 31, 2005, the net book value of property, plant, and equipment was $142.1 million, and approximately 85% of such assets were located in the United States.

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

Note 17—Selected Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited quarterly financial data. In our opinion, the unaudited information set forth below has been prepared on the same basis as the audited information and includes all adjustments necessary to present fairly the information set forth herein. We have experienced fluctuations in our quarterly results. We expect these fluctuations to continue in the future. Due to these and other factors, we believe that quarter-to-quarter comparisons of our operating results will not be meaningful, and you should not rely on our results for one quarter as an indication of our future performance. Certain items previously reported in specific financial statement captions have been reclassified to conform to the current period presentation. Such reclassifications have not impacted previously reported revenues, operating loss or net loss. All data is in thousands except per share information.

	Fiscal Year 2006				Fiscal Year 2005
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Product sales and royalty revenue	$12,397	$44,157	$41,451	$55,551	$6,392	$5,470	$8,450	$9,054
Contract research revenue	$14,817	$14,322	$15,111	$12,053	$19,529	$19,552	$23,657	$18,864
Exubera commercialization readiness revenue	$1,745	$1,744	$2,070	$2,300	$2,573	$3,528	$4,247	$4,963
Gross margin on product sales	$4,897	$8,426	$10,861	$15,451	$1,137	$37	$2,325	$2,139
Research and development expenses	$31,401	$40,474	$34,985	$42,521	$34,945	$35,785	$38,591	$42,338
General and administrative expenses	$20,373	$26,063	$14,442	$17,441	$9,110	$10,135	$10,948	$13,659
Litigation Settlement	$—	$17,710	$—	$—	$—	$—	$—	$—
Impairment of long lived assets	$—	$1,156	$—	$8,254	$—	$—	$—	$65,340
Operating loss	$(33,174)	$(63,212)	$(22,682)	$(40,162)	$(24,092)	$(26,450)	$(23,367)	$(108,724)
Interest expense	$5,142	$4,938	$5,255	$4,921	$3,060	$2,856	$2,992	$5,177
Net loss	$(33,471)	$(62,831)	$(19,604)	$(38,855)	$(26,165)	$(26,912)	$(23,795)	$(108,239)
Basic and fully diluted net loss per share (1)	$(0.38)	$(0.70)	$(0.22)	$(0.43)	$(0.31)	$(0.32)	$(0.28)	$(1.23)

(1)	Quarterly loss per share amounts may not total the year-to-date loss per share due to rounding.

Note 18—Subsequent Events (Unaudited)

On January 8, 2007, we announced the appointment of Howard W. Robin as our new President and Chief Executive Officer (“CEO”), effective January 15, 2007. Mr. Robin replaced Acting President and CEO Robert Chess who will remain Chairman of the Board of Directors.

On February 7, 2007, we repaid with cash our $36.0 million of outstanding 5% convertible subordinated notes plus accrued interest.

SCHEDULE II

NEKTAR THERAPEUTICS

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

YEARS ENDED DECEMBER 31, 2006, 2005, and 2004

Description	Balance at Beginning of Year	Charged to Costs and Expenses, Net of Reversals	Utilizations	Balance At End of Year
	(In thousands)
2006:
Allowance for doubtful accounts	$70	$380	$(93)	$357
Allowance for inventory reserves	$3,068	$3,181	$(1,500)	$4,749

2005:
Allowance for doubtful accounts	$43	$427	$(400)	$70
Allowance for inventory reserves	$3,166	$2,473	$(2,571)	$3,068

2004:
Allowance for doubtful accounts	$702	$43	$(702)	$43
Allowance for inventory reserves	$1,613	$2,343	$(790)	$3,166

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Nektar Therapeutics maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.

As of the end of the period covered by this report, Nektar carried out an evaluation, under the supervision and with the participation of Nektar’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon, and as of the date of, this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. Accordingly, management believes that the financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control over Financial Reporting

The management of Nektar Therapeutics is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2006, the Company maintained effective internal control over financial reporting.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

Nektar continuously seeks to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. However, there was no change in our internal control over financial reporting that occurred during 2006 that has materially affected, or is reasonably likely to materially affect, Nektar’s internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers and Corporate Governance

Information relating to our executive officers required by this item is set forth in Part I—Item 1 of this report under the caption “Executive Officers of the Registrant” and is incorporated herein by reference. The other information required by this item is incorporated by reference from the definitive proxy statement for our 2007 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form (the “Proxy Statement”) under the headings “Proposal 1, Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the information from the Proxy Statement under the section entitled “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the information from the Proxy Statement under the section entitled “Security Ownership of Certain Beneficial Owners and Management.” The information required by this Item with respect to securities authorized for issuance under our equity compensation plans is incorporated herein by reference to the information from the Proxy Statement under the section entitled “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated herein by reference to the information from the Proxy Statement under the section entitled “Certain Relationships and Related Transactions.”

Item  14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the information from the Proxy Statement under the section entitled “Proposal 2—Ratification of Selection of Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits, Financial Statement Schedules

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

Exhibit Number		Description of Documents

2.1	(1)	Agreement and Plan of Merger, dated June 4, 1998, by and between Inhale Therapeutic Systems, a California corporation, and Inhale Therapeutic Systems (Delaware), Inc., a Delaware corporation.

2.2	(5)	Recommended Offer, dated December 21, 2000, by Cazenove & Co. on behalf of Nektar Therapeutics for Bradford Particle Design plc.

2.3	(8)	Agreement and Plan of Merger and Reorganization, dated May 22, 2001, by and among Nektar Therapeutics, Square Acquisition Corp., Shearwater Corporation, Certain Shareholders of Shearwater Corporation and J. Milton Harris as Shareholders’ Agent.

2.4	(8)	Amendment to Agreement and Plan of Merger and Reorganization, dated June 21, 2001, by and among Nektar Therapeutics, Square Acquisition Corp., Shearwater Corporation, J. Milton Harris, as Shareholders’ Agent and a Designated Shareholder, and Puffinus, L.P.

2.5	(27)	Agreement and Plan of Merger, dated August 12, 2005, among Nektar Therapeutics, Oski Acquisition Corporation, and Aerogen, Inc.

3.1	(1)	Certificate of Incorporation of Inhale Therapeutic Systems (Delaware), Inc.

Exhibit Number		Description of Documents

3.2	(1)	Bylaws of Nektar Therapeutics.

3.3	(3)	Certificate of Amendment of the Amended Certificate of Incorporation of Nektar Therapeutics.

3.4	(7)	Certificate of Designation of Series A Junior Participating Preferred Stock of Nektar Therapeutics.

3.5	(9)	Certificate of Designation of Series B Convertible Preferred Stock of Nektar Therapeutics.

3.6	(10)	Certificate of Ownership and Merger of Nektar Therapeutics.

4.1		Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.

4.2	(2)	Indenture, dated February 8, 2000, by and between Nektar Therapeutics, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.

4.3	(10)	Specimen Common Stock certificate.

4.4	(4)	Specimen warrants to purchase shares of Common Stock.

4.5	(6)	Indenture, dated October 17, 2000, by and between Nektar Therapeutics, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.

4.6	(7)	Rights Agreement, dated as of June 1, 2001, by and between Nektar Therapeutics and Mellon Investor Services LLC., as Rights Agent.

4.7	(7)	Form of Right Certificate.

4.8	(11)	Resale Registration Rights Agreement, dated June 30, 2003, by and among Nektar Therapeutics, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Lehman Brothers Inc., Friedman, Billings, Ramsey & Co. Inc. and SG Cowen Securities Corporation

4.9	(12)	Resale Registration Rights Agreement, dated October 9, 2003, by and among Nektar Therapeutics and the entities named therein.

4.10	(27)	Common Stock Purchase Agreement dated as of August 15, 2005, by and between Nektar Therapeutics and Mainfield Enterprises, Inc.

4.11	(27)	Indenture, dated September 28, 2005, by and between Nektar Therapeutics, as Issuer, and J.P. Morgan Trust Company, and National Association, as Trustee.

4.12	(27)	Registration Right Agreement, dated as of September 28, 2005, among Nektar Therapeutics and entities named therein.

10.1	(13)	Nektar Therapeutics’ 1994 Non-Employee Directors’ Stock Option Plan, as amended.

10.2	(14)	Nektar Therapeutics’ 1994 Employee Stock Purchase Plan, as amended and restated.++

10.3	(15)	Sublicense Agreement, dated September 13, 1991, by and between Nektar Therapeutics and John S. Patton.++

10.4	(18)	Sublease and Lease Agreement, dated October 2, 1996, by and between Nektar Therapeutics and T.M.T. Associates L.L.C. (“Landlord”).

10.5	(16)	First Amendment to Sublease and Lease Agreement dated October 2, 1996, dated October 30, 1996, by and between Nektar Therapeutics and Landlord.

10.6	(16)	Letter Agreement amending Sublease and Lease Agreement dated October 2, 1996, dated April 9, 1997, by and between Nektar Therapeutics and Landlord.

Exhibit Number		Description of Documents

10.7	(16)	Third Amendment to Sublease and Lease Agreement dated October 2, 1996, dated April 16, 1997, by and between Nektar Therapeutics and Landlord.

10.8	(16)	Fourth Amendment to Sublease and Lease Agreement dated October 2, 1996, dated November 5, 1997, by and between Nektar Therapeutics and Landlord.

10.9	(19)	Nektar Therapeutics’ 2000 Equity Incentive Plan, as amended.++

10.10	(4)	Nektar Therapeutics’ Stock Option Agreement issued in accordance with Nektar Therapeutics’ 2000 Equity Incentive Plan, as amended.++

10.11	(31)	Nektar Therapeutics’ Restricted Stock Unit Notices and Agreement issued in accordance with Nektar Therapeutics’ 2000 Equity Incentive Plan, as amended.++

10.12	(4)	Contribution Agreement, made and entered into as of September 14, 2000, by and among Nektar Therapeutics, Inhale 201 Industrial Road, L.P., a California limited partnership and Bernardo Property Advisors, Inc., a California corporation.

10.13	(4)	Agreement of Limited Partnership of Inhale 201 Industrial Road., L.P., a California limited partnership, made and entered into September 14, 2000, by and among SCIMED PROP III, Inc., a California corporation, as general partner, 201 Industrial Partnership, a California general partnership, as limited partner and Nektar Therapeutics, as limited partner.

10.14	(4)	Build-To-Suit Lease, made and entered into as of September 14, 2000, by and between Inhale 201 Industrial Road, L.P., a California limited partnership, as Landlord, and Nektar Therapeutics, as Tenant.

10.15	(4)	Amendment to Lease, dated October 3, 2000, by and between Inhale 201 Industrial Road, L.P., a California limited partnership, as Landlord, and Nektar Therapeutics, as Tenant.

10.16	(4)	Parking Lease Agreement, entered into as of September 14, 2000, by and between Inhale 201 Industrial Road, L.P., a California limited partnership, as Landlord, and Nektar Therapeutics, as Tenant.

10.17	(19)	Nektar Therapeutics’ 2000 Non-Officer Equity Incentive Plan.++

10.18	(20)	Nektar Therapeutics 2000 Non-Officer Equity Incentive Plan Stock Option Agreement (Nonstatutory Stock Option).++

10.19	(20)	Nektar Therapeutics 2000 Non-Officer Equity Incentive Plan Stock Option Agreement (Nonstatutory (Unapproved) Stock Option).

10.20	(31)	Nektar Therapeutics 2000 Non-Officer Equity Incentive Plan Restricted Stock Unit Notices and Agreement.++

10.21	(21)	Manufacturing and Supply Agreement, dated August 16, 2000, by and among Nektar Therapeutics, Tech Group North America and Bespak Europe, LTD.+

10.22	(22)	The Bradford Particle Design plc Approved Employee Share Option Scheme.

10.23	(22)	Form of The Bradford Particle Design plc Approved Employee Share Option Scheme Option Certificate.

10.24	(22)	The Bradford Particle Design plc Unapproved Employee Share Option Scheme.

10.25	(22)	Form of The Bradford Particle Design plc Unapproved Employee Share Option Scheme Option Certificate.

10.26	(22)	Form of Agreement Granting an Enterprise Management Incentives Option.

Exhibit Number		Description of Documents

10.27	(22)	Agreement Granting Options, dated November 5, 1999, by and between Mr. Joseph F. Bohan and Bradford Particle Design plc.

10.28	(22)	Agreement Granting Options, dated October 27, 2000, by and between Mr. Joseph F. Bohan and Bradford Particle Design plc.

10.29	(23)	Shearwater Corporation 1996 Nonqualified Stock Option Plan.

10.30	(23)	Amendment to the 1996 Nonqualified Stock Option Plan of Shearwater Corporation, effective May 22, 1998.

10.31	(23)	Second Amendment to the 1996 Nonqualified Stock Option Plan of Shearwater Corporation, effective February 26, 2000.

10.32	(23)	Third Amendment to the 1996 Nonqualified Stock Option Plan of Shearwater Corporation, effective October 5, 2000.

10.33	(23)	Fourth Amendment to the 1996 Nonqualified Stock Option Plan of Shearwater Corporation, effective June 22, 2001.

10.34	(23)	Form of Shearwater Corporation Nonqualified Stock Option Agreement.

10.35	(23)	Form of June 2001 Amendment to Shearwater Corporation Nonqualified Stock Option Agreement.

10.36	(19)	Nektar Therapeutics 401(k) Retirement Plan.++

10.37	(19)	Non-Standardized Adoption Agreement No. 001 for use with Nektar Therapeutics 401(k) Retirement Plan.

10.38	(31)	Nektar Therapeutics Severance Benefit Plan, as amended.++

10.39	(31)	Summary of Variable Compensation Plan. ++

10.40	(24)	Key Employee Agreement, dated June 29, 2001, by and between Nektar Therapeutics AL, Corporation and J. Milton Harris.++

10.41	(25)	Redemption Agreement, dated June 23, 2004 by and between Nektar Therapeutics, SciMed Prop III, Inc., 201 Industrial Partnership and Inhale 201 Industrial Road, L.P.

10.42	(26)	Collaborative Development Agreement and License Agreement dated January 18, 1995 by and between Inhale Therapeutics Systems and Pfizer, Inc. +*

10.43	(26)	Amendment to Collaborative Development and License Agreement, dated September 12, 1995 by and between Inhale Therapeutic Systems and Pfizer, Inc. +*

10.44	(26)	Amendment to Collaborative Development and License Agreement, dated September 25, 1996 by and between Inhale Therapeutic Systems and Pfizer, Inc. +*

10.45	(26)	Amendment and Agreement, dated October 9, 1998 by and between Inhale Therapeutic Systems and Pfizer, Inc. +*

10.46	(26)	Letter Agreement, dated December 30, 2004, by and between Nektar Therapeutics and Nevan C. Elam. ++

10.47	(26)	Letter Agreement, dated November 9, 2003, by and between Nektar Therapeutics and David Johnston. ++

10.48	(26)	Amendment to Letter Agreement, dated November 21, 2003, by and between Nektar Therapeutics and David Johnston. ++

Exhibit Number		Description of Documents

10.49	(27)	Purchase Agreement, dated as of September 22, 2005, by and among Nektar Therapeutics and the purchasers listed in Schedule I thereto.

10.50	(28)	Offer letter, dated January 10, 2006, by Nektar Therapeutics and Mr. Louis Drapeau. ++

10.51	(29)	Letter Agreement, dated February 24, 2006, by Nektar Therapeutics and Mr. Robert Chess. ++

10.52	(30)	Transition Letter Agreement, dated March 6, 2006, by and between Nektar Therapeutics and Mr. Ajay Bansal. ++

10.53	(32)	Transition and Retirement Agreement, dated March 13, 2006, by and between Nektar Therapeutics and Mr. Ajit Gill. ++

10.54	(33)	2006 Executive Compensation Plan.

10.55	(34)	Amended and Restated Compensation Plan for Non-Employee Directors.

10.56	(35)	Nektar Therapeutics 2000 Equity Incentive Plan, as amended.

10.57	(36)	Settlement Agreement and General Release, dated June 30, 2006, by and between The Board of Trustees of the University of Alabama, The University of Alabama in Huntsville, Nektar Therapeutics AL, Corporation, Nektar Therapeutics and J. Milton Harris.

10.58	(37)	Letter Amendment, dated October 5, 2006, between Nektar Therapeutics and Ajit S. Gill, amending that certain Transition and Retirement Agreement executed on March 13, 2006, between Nektar Therapeutics and Mr. Gill.

10.59	(38)	Letter Agreement, dated January 5, 2007, by Nektar Therapeutics and Mr. Howard W. Robin. ++

10.60	(39)	Discretionary Performance-Based Incentive Compensation Policy.

10.61	(39)	Amended and Restated Change of Control Severance Benefit Plan.

21.1	(39)	Subsidiaries of Nektar Therapeutics.

23.1	(39)	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24		Power of Attorney (reference is made to the signature page)

31.1	(39)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	(39)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	(39)	Section 1350 Certifications.

+	Confidential treatment with respect to specific portions are omitted and filed separately with the SEC.
++	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
(2)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 1999.
(3)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(4)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
(5)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 11, 2001.

(6)	Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-3 (No. 333-53678), filed on January 12, 2001.
(7)	Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on June 4, 2001.
(8)	Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on July 10, 2001.
(9)	Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on January 8, 2002.
(10)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 23, 2003.
(11)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on July 2, 2003.
(12)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on November 3, 2003.
(13)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.
(14)	Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-8 (No. 333-98321), filed on August 19, 2002.
(15)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Registration Statement on Form S-1 (No. 33-75942), as amended.
(16)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
(17)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.
(18)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
(19)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(20)	Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-8 (No. 333-71936), filed on October 19, 2001, as amended.
(21)	Incorporated by reference to Nektar Therapeutics’ Annual Report on Form 10-K, as amended, for the year ended December 31, 2000.
(22)	Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-8 (No. 333-55032), filed on February 6, 2001.
(23)	Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-8 (No. 333-67342), filed on August 10, 2001.
(24)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K, as amended, for the year ended December 31, 2002.
(25)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on June 29, 2004.
(26)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K, as amended, for the year ended December 31, 2004.
(27)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on September 28, 2005.
(28)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 19, 2006.
(29)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on February 24, 2006.
(30)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K/A, filed on March 8, 2006.
(31)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K, as amended, for the year ended December 31, 2005.
(32)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K/A, filed on March 16, 2006.

(33)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on March 23, 2006.
(34)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on February 26, 2007.
(35)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on June 7, 2006.
(36)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(37)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(38)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 9, 2007.
(39)	Filed herewith
*	Confidential Treatment Requested.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Carlos, County of San Mateo, State of California on March 1, 2007.

By:	/S/ HOWARD W. ROBIN
Howard W. Robin
Chief Executive Officer, President and Director

By:	/S/ LOUIS DRAPEAU
Louis Drapeau
Senior Vice President, Finance and Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSON BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Howard W. Robin and Louis Drapeau and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratify and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/S/ HOWARD W. ROBIN Howard W. Robin	Chief Executive Officer, President and Director (Principal Executive Officer)	March 1, 2007

/S/ LOUIS DRAPEAU Louis Drapeau	Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2007

/S/ ROBERT B. CHESS Robert B. Chess	Director, Chairman of the Board of Directors	March 1, 2007

/S/ MICHAEL A. BROWN Michael A. Brown	Director	March 1, 2007

/S/ JOSEPH J. KRIVULKA Joseph J. Krivulka	Director	March 1, 2007

/S/ CHRISTOPHER A. KUEBLER Christopher A. Kuebler	Director	March 1, 2007

/S/ IRWIN LERNER Irwin Lerner	Director	March 1, 2007

/S/ JOHN S. PATTON, PH.D. John S. Patton, Ph.D.	Director	March 1, 2007

/S/ SUSAN WANG Susan Wang	Director	March 1, 2007

/S/ ROY A. WHITFIELD Roy A. Whitfield	Director	March 1, 2007

Except as so indicated in Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit Number		Description of Documents

2.1	(1)	Agreement and Plan of Merger, dated June 4, 1998, by and between Inhale Therapeutic Systems, a California corporation, and Inhale Therapeutic Systems (Delaware), Inc., a Delaware corporation.

2.2	(5)	Recommended Offer, dated December 21, 2000, by Cazenove & Co. on behalf of Nektar Therapeutics for Bradford Particle Design plc.

2.3	(8)	Agreement and Plan of Merger and Reorganization, dated May 22, 2001, by and among Nektar Therapeutics, Square Acquisition Corp., Shearwater Corporation, Certain Shareholders of Shearwater Corporation and J. Milton Harris as Shareholders’ Agent.

2.4	(8)	Amendment to Agreement and Plan of Merger and Reorganization, dated June 21, 2001, by and among Nektar Therapeutics, Square Acquisition Corp., Shearwater Corporation, J. Milton Harris, as Shareholders’ Agent and a Designated Shareholder, and Puffinus, L.P.

2.5	(27)	Agreement and Plan of Merger, dated August 12, 2005, among Nektar Therapeutics, Oski Acquisition Corporation, and Aerogen, Inc.

3.1	(1)	Certificate of Incorporation of Inhale Therapeutic Systems (Delaware), Inc.

3.2	(1)	Bylaws of Nektar Therapeutics.

3.3	(3)	Certificate of Amendment of the Amended Certificate of Incorporation of Nektar Therapeutics.

3.4	(7)	Certificate of Designation of Series A Junior Participating Preferred Stock of Nektar Therapeutics.

3.5	(9)	Certificate of Designation of Series B Convertible Preferred Stock of Nektar Therapeutics.

3.6	(10)	Certificate of Ownership and Merger of Nektar Therapeutics.

4.1		Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.

4.2	(2)	Indenture, dated February 8, 2000, by and between Nektar Therapeutics, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.

4.3	(10)	Specimen Common Stock certificate.

4.4	(4)	Specimen warrants to purchase shares of Common Stock.

4.5	(6)	Indenture, dated October 17, 2000, by and between Nektar Therapeutics, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.

4.6	(7)	Rights Agreement, dated as of June 1, 2001, by and between Nektar Therapeutics and Mellon Investor Services LLC., as Rights Agent.

4.7	(7)	Form of Right Certificate.

4.8	(11)	Resale Registration Rights Agreement, dated June 30, 2003, by and among Nektar Therapeutics, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Lehman Brothers Inc., Friedman, Billings, Ramsey & Co. Inc. and SG Cowen Securities Corporation

4.9	(12)	Resale Registration Rights Agreement, dated October 9, 2003, by and among Nektar Therapeutics and the entities named therein.

4.10	(27)	Common Stock Purchase Agreement dated as of August 15, 2005, by and between Nektar Therapeutics and Mainfield Enterprises, Inc.

Exhibit Number		Description of Documents

4.11	(27)	Indenture, dated September 28, 2005, by and between Nektar Therapeutics, as Issuer, and J.P. Morgan Trust Company, and National Association, as Trustee.

4.12	(27)	Registration Right Agreement, dated as of September 28, 2005, among Nektar Therapeutics and entities named therein.

10.1	(13)	Nektar Therapeutics’ 1994 Non-Employee Directors’ Stock Option Plan, as amended.

10.2	(14)	Nektar Therapeutics’ 1994 Employee Stock Purchase Plan, as amended and restated.++

10.3	(15)	Sublicense Agreement, dated September 13, 1991, by and between Nektar Therapeutics and John S. Patton.++

10.4	(18)	Sublease and Lease Agreement, dated October 2, 1996, by and between Nektar Therapeutics and T.M.T. Associates L.L.C. (“Landlord”).

10.5	(16)	First Amendment to Sublease and Lease Agreement dated October 2, 1996, dated October 30, 1996, by and between Nektar Therapeutics and Landlord.

10.6	(16)	Letter Agreement amending Sublease and Lease Agreement dated October 2, 1996, dated April 9, 1997, by and between Nektar Therapeutics and Landlord.

10.7	(16)	Third Amendment to Sublease and Lease Agreement dated October 2, 1996, dated April 16, 1997, by and between Nektar Therapeutics and Landlord.

10.8	(16)	Fourth Amendment to Sublease and Lease Agreement dated October 2, 1996, dated November 5, 1997, by and between Nektar Therapeutics and Landlord.

10.9	(19)	Nektar Therapeutics’ 2000 Equity Incentive Plan, as amended.++

10.10	(4)	Nektar Therapeutics’ Stock Option Agreement issued in accordance with Nektar Therapeutics’ 2000 Equity Incentive Plan, as amended.++

10.11	(31)	Nektar Therapeutics’ Restricted Stock Unit Notices and Agreement issued in accordance with Nektar Therapeutics’ 2000 Equity Incentive Plan, as amended.++

10.12	(4)	Contribution Agreement, made and entered into as of September 14, 2000, by and among Nektar Therapeutics, Inhale 201 Industrial Road, L.P., a California limited partnership and Bernardo Property Advisors, Inc., a California corporation.

10.13	(4)	Agreement of Limited Partnership of Inhale 201 Industrial Road., L.P., a California limited partnership, made and entered into September 14, 2000, by and among SCIMED PROP III, Inc., a California corporation, as general partner, 201 Industrial Partnership, a California general partnership, as limited partner and Nektar Therapeutics, as limited partner.

10.14	(4)	Build-To-Suit Lease, made and entered into as of September 14, 2000, by and between Inhale 201 Industrial Road, L.P., a California limited partnership, as Landlord, and Nektar Therapeutics, as Tenant.

10.15	(4)	Amendment to Lease, dated October 3, 2000, by and between Inhale 201 Industrial Road, L.P., a California limited partnership, as Landlord, and Nektar Therapeutics, as Tenant.

10.16	(4)	Parking Lease Agreement, entered into as of September 14, 2000, by and between Inhale 201 Industrial Road, L.P., a California limited partnership, as Landlord, and Nektar Therapeutics, as Tenant.

10.17	(19)	Nektar Therapeutics’ 2000 Non-Officer Equity Incentive Plan.++

Exhibit Number		Description of Documents

10.18	(20)	Nektar Therapeutics 2000 Non-Officer Equity Incentive Plan Stock Option Agreement (Nonstatutory Stock Option).++

10.19	(20)	Nektar Therapeutics 2000 Non-Officer Equity Incentive Plan Stock Option Agreement (Nonstatutory (Unapproved) Stock Option).

10.20	(31)	Nektar Therapeutics 2000 Non-Officer Equity Incentive Plan Restricted Stock Unit Notices and Agreement.++

10.21	(21)	Manufacturing and Supply Agreement, dated August 16, 2000, by and among Nektar Therapeutics, Tech Group North America and Bespak Europe, LTD.+

10.22	(22)	The Bradford Particle Design plc Approved Employee Share Option Scheme.

10.23	(22)	Form of The Bradford Particle Design plc Approved Employee Share Option Scheme Option Certificate.

10.24	(22)	The Bradford Particle Design plc Unapproved Employee Share Option Scheme.

10.25	(22)	Form of The Bradford Particle Design plc Unapproved Employee Share Option Scheme Option Certificate.

10.26	(22)	Form of Agreement Granting an Enterprise Management Incentives Option.

10.27	(22)	Agreement Granting Options, dated November 5, 1999, by and between Mr. Joseph F. Bohan and Bradford Particle Design plc.

10.28	(22)	Agreement Granting Options, dated October 27, 2000, by and between Mr. Joseph F. Bohan and Bradford Particle Design plc.

10.29	(23)	Shearwater Corporation 1996 Nonqualified Stock Option Plan.

10.30	(23)	Amendment to the 1996 Nonqualified Stock Option Plan of Shearwater Corporation, effective May 22, 1998.

10.31	(23)	Second Amendment to the 1996 Nonqualified Stock Option Plan of Shearwater Corporation, effective February 26, 2000.

10.32	(23)	Third Amendment to the 1996 Nonqualified Stock Option Plan of Shearwater Corporation, effective October 5, 2000.

10.33	(23)	Fourth Amendment to the 1996 Nonqualified Stock Option Plan of Shearwater Corporation, effective June 22, 2001.

10.34	(23)	Form of Shearwater Corporation Nonqualified Stock Option Agreement.

10.35	(23)	Form of June 2001 Amendment to Shearwater Corporation Nonqualified Stock Option Agreement.

10.36	(19)	Nektar Therapeutics 401(k) Retirement Plan.++

10.37	(19)	Non-Standardized Adoption Agreement No. 001 for use with Nektar Therapeutics 401(k) Retirement Plan.

10.38	(31)	Nektar Therapeutics Severance Benefit Plan, as amended.++

10.39	(31)	Summary of Variable Compensation Plan. ++

10.40	(24)	Key Employee Agreement, dated June 29, 2001, by and between Nektar Therapeutics AL, Corporation and J. Milton Harris.++

Exhibit Number		Description of Documents

10.41	(25)	Redemption Agreement, dated June 23, 2004 by and between Nektar Therapeutics, SciMed Prop III, Inc., 201 Industrial Partnership and Inhale 201 Industrial Road, L.P.

10.42	(26)	Collaborative Development Agreement and License Agreement dated January 18, 1995 by and between Inhale Therapeutics Systems and Pfizer, Inc. +*

10.43	(26)	Amendment to Collaborative Development and License Agreement, dated September 12, 1995 by and between Inhale Therapeutic Systems and Pfizer, Inc. +*

10.44	(26)	Amendment to Collaborative Development and License Agreement, dated September 25, 1996 by and between Inhale Therapeutic Systems and Pfizer, Inc. +*

10.45	(26)	Amendment and Agreement, dated October 9, 1998 by and between Inhale Therapeutic Systems and Pfizer, Inc. +*

10.46	(26)	Letter Agreement, dated December 30, 2004, by and between Nektar Therapeutics and Nevan C. Elam. ++

10.47	(26)	Letter Agreement, dated November 9, 2003, by and between Nektar Therapeutics and David Johnston. ++

10.48	(26)	Amendment to Letter Agreement, dated November 21, 2003, by and between Nektar Therapeutics and David Johnston. ++

10.49	(27)	Purchase Agreement, dated as of September 22, 2005, by and among Nektar Therapeutics and the purchasers listed in Schedule I thereto.

10.50	(28)	Offer letter, dated January 10, 2006, by Nektar Therapeutics and Mr. Louis Drapeau. ++

10.51	(29)	Letter Agreement, dated February 24, 2006, by Nektar Therapeutics and Mr. Robert Chess. ++

10.52	(30)	Transition Letter Agreement, dated March 6, 2006, by and between Nektar Therapeutics and Mr. Ajay Bansal. ++

10.53	(32)	Transition and Retirement Agreement, dated March 13, 2006, by and between Nektar Therapeutics and Mr. Ajit Gill. ++

10.54	(33)	2006 Executive Compensation Plan.

10.55	(34)	Amended and Restated Compensation Plan for Non-Employee Directors.

10.56	(35)	Nektar Therapeutics 2000 Equity Incentive Plan, as amended.

10.57	(36)	Settlement Agreement and General Release, dated June 30, 2006, by and between The Board of Trustees of the University of Alabama, The University of Alabama in Huntsville, Nektar Therapeutics AL, Corporation, Nektar Therapeutics and J. Milton Harris.

10.58	(37)	Letter Amendment, dated October 5, 2006, between Nektar Therapeutics and Ajit S. Gill, amending that certain Transition and Retirement Agreement executed on March 13, 2006, between Nektar Therapeutics and Mr. Gill.

10.59	(38)	Letter Agreement, dated January 5, 2007, by Nektar Therapeutics and Mr. Howard W. Robin. ++

10.60	(39)	Discretionary Performance-Based Incentive Compensation Policy.

10.61	(39)	Amended and Restated Change of Control Severance Benefit Plan.

21.1	(39)	Subsidiaries of Nektar Therapeutics.

23.1	(39)	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

Exhibit Number		Description of Documents

24		Power of Attorney (reference is made to the signature page)

31.1	(39)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	(39)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	(39)	Section 1350 Certifications.

+	Confidential treatment with respect to specific portions are omitted and filed separately with the SEC.
++	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
(2)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 1999.
(3)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(4)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
(5)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 11, 2001.
(6)	Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-3 (No. 333-53678), filed on January 12, 2001.
(7)	Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on June 4, 2001.
(8)	Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on July 10, 2001.
(9)	Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on January 8, 2002.
(10)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 23, 2003.
(11)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on July 2, 2003.
(12)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on November 3, 2003.
(13)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.
(14)	Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-8 (No. 333-98321), filed on August 19, 2002.
(15)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Registration Statement on Form S-1 (No. 33-75942), as amended.
(16)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
(17)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.
(18)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
(19)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(20)	Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-8 (No. 333-71936), filed on October 19, 2001, as amended.
(21)	Incorporated by reference to Nektar Therapeutics’ Annual Report on Form 10-K, as amended, for the year ended December 31, 2000.

(22)	Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-8 (No. 333-55032), filed on February 6, 2001.
(23)	Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-8 (No. 333-67342), filed on August 10, 2001.
(24)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K, as amended, for the year ended December 31, 2002.
(25)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on June 29, 2004.
(26)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K, as amended, for the year ended December 31, 2004.
(27)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on September 28, 2005.
(28)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 19, 2006.
(29)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on February 24, 2006.
(30)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K/A, filed on March 8, 2006.
(31)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K, as amended, for the year ended December 31, 2005.
(32)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K/A, filed on March 16, 2006.
(33)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on March 23, 2006.
(34)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on February 26, 2007.
(35)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on June 7, 2006.
(36)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(37)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(38)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 9, 2007.
(39)	Filed herewith.