Form 10-Q
period 2007-03-31
NEKTAR THERAPEUTICS
filed 2007-05-10
CIK 906709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2007

or,

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 91,681,687 on April 30, 2007.

NEKTAR THERAPEUTICS

Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of this quarterly report, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including but not limited to the risk factors set forth in Part II – Item 1A below and for the reasons described elsewhere in this annual report. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof and we do not intend to update any forward-looking statements except as required by law or applicable regulations.

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

PART I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements – unaudited:

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share information)

	March 31, 2007	December 31, 2006
	Unaudited	(1)
ASSETS
Current assets:
Cash and cash equivalents	$83,140	$63,760
Short-term investments	315,187	394,880
Accounts receivable, net of allowance of $1,062 and $357 at March 31, 2007 and December 31, 2006, respectively.	64,747	47,148
Inventory	16,770	14,656
Other current assets	11,733	14,595

Total current assets	$491,577	$535,039

Long-term investments	—	8,337
Property and equipment, net	132,345	133,812
Goodwill	78,431	78,431
Other intangible assets, net	3,390	3,626
Other assets	7,997	8,932

Total assets	$713,740	$768,177

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,658	$7,205
Accrued compensation	11,596	12,994
Accrued expenses	15,338	17,942
Interest payable	1,130	3,814
Capital lease obligations, current portion	760	711
Deferred revenue, current portion	8,635	16,409
Convertible subordinated notes, current portion	66,627	102,653
Other current liabilities	3,732	3,586

Total current liabilities	$111,476	$165,314

Convertible subordinated notes	315,000	315,000
Capital lease obligations	19,548	19,759
Deferred revenue	40,272	23,697
Other long-term liabilities	16,821	17,347

Total liabilities	$503,117	$541,117
Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Common stock, $0.0001 par value; 300,000 authorized; 91,651 shares and 91,280 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	9	9
Capital in excess of par value	1,292,977	1,283,982
Accumulated other comprehensive income	303	62
Accumulated deficit	(1,082,666)	(1,056,993)

Total stockholders’ equity	210,623	227,060

Total liabilities and stockholders’ equity	$713,740	$768,177

(1)	Derived from audited consolidated financial statements at this date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

(unaudited)

	Three months ended March 31,
	2007	2006
Revenue:
Product sales and royalties	$73,019	$12,896
Contract research	11,997	16,063

Total revenue	85,016	28,959

Operating costs and expenses:
Cost of goods sold	56,522	8,995
Research and development	37,492	31,401
General and administrative	16,735	20,373
Amortization of other intangible assets	236	1,364

Total operating costs and expenses	110,985	62,133

Loss from operations	(25,969)	(33,174)

Interest income	5,473	4,882
Interest expense	(4,933)	(5,142)
Other income (expense), net	6	(37)

Loss before provision for income taxes	(25,423)	(33,471)

Provision for income taxes	(250)	—

Net loss	$(25,673)	$(33,471)

Basic and diluted net loss per share	$(0.28)	$(0.38)

Shares used in computing basic and diluted net loss per share	91,454	88,926

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three months ended March 31,
	2007	2006
Cash flows used in operating activities:
Net loss	$(25,673)	$(33,471)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,571	8,608
Loss on disposal of assets	304	—
Amortization of gain related to sale of building	(219)	(218)
Stock-based compensation	6,861	7,749
Changes in assets and liabilities:
Decrease (increase) in trade accounts receivable	(17,599)	(9,660)
Decrease (increase) in inventories	(2,114)	(14,552)
Decrease (increase) in prepaids and other assets	3,227	(696)
Increase (decrease) in accounts payable	(3,547)	(4,429)
Increase (decrease) in accrued compensation	(1,635)	(2,528)
Increase (decrease) in accrued expenses	(2,604)	10,793
Increase (decrease) in interest payable	(2,684)	(888)
Increase (decrease) in deferred revenue	8,801	1,433
Increase (decrease) in other liabilities	314	(859)

Net cash used in operating activities	$(28,997)	$(38,718)

Cash flows from investing activities:
Purchases of investments	(79,411)	(33,725)
Maturities of investments	167,696	72,334
Purchases of property and equipment	(5,556)	(4,588)

Net cash provided by investing activities	$82,729	$34,021

Cash flows from financing activities:
Repayments of convertible subordinated notes	(36,026)	—
Payments of loan and capital lease obligations	(400)	(297)
Issuance of common stock related to employee stock purchase plan	572	769
Issuance of common stock related to employee stock option exercises	1,562	4,975

Net cash (used in) provided by financing activities	$(34,292)	$5,447

Effect of exchange rates on cash and cash equivalents	(60)	5

Net increase in cash and cash equivalents	$19,380	$755

Cash and cash equivalents at beginning of period	63,760	261,273

Cash and cash equivalents at end of period	$83,140	$262,028

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEKTAR THERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(unaudited)

Note 1—Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

We are a biopharmaceutical company headquartered in San Carlos, California and incorporated in Delaware. Our mission is to develop breakthrough products that make a difference in patients’ lives. We create differentiated, innovative products by applying our platform technologies to established or novel medicines. Our two leading technology platforms are Pulmonary Technology and PEGylation Technology. Nine products using these technology platforms have received regulatory approval in the U.S. or the European Union (EU). In June 2006, we terminated the research and development activity related to the Nektar Super Critical Fluids Technology, which was conducted at our former Bradford, UK facility.

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

Revenues, expenses, assets, and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year. The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Our condensed consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting our consolidated financial results. Translation gains and losses are included in accumulated other comprehensive income in the stockholders’ equity section of the consolidated balance sheet. To date, such cumulative translation adjustments have not been material to our consolidated financial position.

Segment Information

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

Revenue Recognition

Beginning January 1, 2007, we recognized Exubera revenue upon shipment of product. Prior to January 1, 2007, we deferred Exubera revenue until the expiration of Pfizer’s 60-day contractual right of return related to non-conformity with product quality specifications; even though prior to shipment, we and our contract manufacturers test, inspect and validate that all products meet contractual quality specifications. In 2006, we deferred Exubera revenue over the contractual right of return period because we did not have sufficient historical returns data to reasonably estimate product returns. As of January 1, 2007, we believe we have the ability to estimate returns as we have over 12 months of product shipment history and have not had any returns from Pfizer. As a result, we recognized revenue of $26.0 million and costs of goods sold $20.8 million related to the February and March 2007 Exubera shipments which would have previously been deferred for 60 days. Our gross margin increased $5.2 million and net loss per share decreased $0.06 as a result of our ability to recognize revenue upon shipment.

Income Taxes

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 effective for years beginning after December 15, 2006. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon tax authority examination, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

We adopted FIN 48 on January 1, 2007. Upon adoption, we did not recognize an increase or a decrease in the liability for net unrecognized tax benefits, which would be accounted for through retained earnings. Further, we did not have any significant unrecognized tax benefits on the date of adoption. We historically accrued for uncertain tax positions in deferred tax assets as we have been in a net operating loss position since inception and any adjustments to our tax positions would result in an adjustment of our net operating loss or tax credit carry forwards rather than resulting in a cash outlay. If the Company is eventually able to recognize these uncertain positions, our effective tax rate would be reduced. We currently have a full valuation allowance against our net deferred tax asset which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future.

Our policy is to include interest and penalties related to unrecognized tax benefits, if any, within the provision for taxes in the consolidated condensed statements of operations under the provisions of FIN 48. As of the date of adoption of FIN 48, the Company has not accrued any amounts for the payment of interest and penalties relating to unrecognized tax benefits.

The Company or its subsidiaries files income tax returns in the U.S. as well as California, Alabama and various other foreign jurisdictions. The Company is currently not the subject of any income tax examinations. In general, the earliest open year subject to examination is 2002, although depending upon jurisdiction, tax years may remain open subject to limitations.

Note 2—Cash and Cash Equivalents, Short-Term Investments, and Investments in Marketable Securities

Cash, cash equivalents and investments in marketable securities are as follows (in thousands):

	Estimated Fair Value at
	March 31, 2007	December 31, 2006
Cash and cash equivalents	$83,140	$63,760
Short-term investments (less than one year to maturity)	315,187	394,880
Long-term investments (one to two years to maturity)	—	8,337

Total Cash and Available-for-Sale Securities	$398,327	$466,977

Our portfolio of cash and available for sale debt securities include (in thousands):

	Estimated Fair Value at
	March 31, 2007	December 31, 2006
U.S. corporate commercial paper	$207,169	$234,512
Obligations of U.S. corporations	109,650	151,288
Obligations of U.S. government agencies	31,921	27,372
Repurchase agreements	23,038	33,948
Cash and other debt securities	26,549	19,857

Total Cash and Available-for-Sale Securities	$398,327	$466,977

At March 31, 2007, the average portfolio duration was approximately three months and the contractual maturity of any single investment did not exceed twelve months. At December 31, 2006, the average portfolio duration was approximately four months and the contractual maturity of any single investment did not exceed twenty-four months.

Gross unrealized gains on the portfolio were nil as of both March 31, 2007 and December 31, 2006. Gross unrealized losses on the portfolio were $0.3 million and $ 0.5 million as of March 31, 2007 and December 31, 2006, respectively. We have a history of holding our investments to maturity. Additionally, we have the ability and intent to hold our debt securities to maturity when they will be redeemed at full par value. Accordingly, management considers these unrealized losses to be temporary and has not recorded a provision for impairment.

At March 31, 2007 and December 31, 2006, we had letter of credit arrangements with certain financial institutions and vendors including our landlord totaling $2.6 million, which are secured by investments of similar amounts.

Note 3 — Accounts Receivable and Deferred Revenue

On March 30, 2007, Nektar and Pfizer executed an initial joint development, clinical supply and clinical testing agreement for the next generation insulin program. The next generation Exubera inhaler program includes an insulin inhalation powder formulation that will be tested for use in a next generation Exubera inhaler device.

This agreement provides for a payment from Pfizer to Nektar of $17.6 million for reimbursement of the development costs incurred by Nektar from 2004 through January 31, 2007. Additionally, the agreement provides for the shipment of small quantities of insulin inhalation powder formulation. In connection with the above agreement, we recorded $17.6 million in accounts receivable and non-current deferred revenue as of March 31, 2007. The payment was subsequently received on April 27, 2007. The deferred revenue will be accounted for as an upfront fee and will be amortized into revenue over the expected length of the next generation Exubera inhaler program beginning in the second quarter of 2007.

Note 4 — Inventory

Inventory consists of the following (in thousands):

	March 31, 2007	December 31, 2006
Raw material	$8,426	$8, 609
Work-in-process	7,998	4,736
Finished goods	346	1,311

Total	$16,770	$14,656

Raw materials primarily include materials used in the production of our PEGylation products. Exubera Inhalers are manufactured and supplied by two of our contract manufacturers, then drop shipped to our customer. No inventory of Exubera Inhalers is held at Nektar. Reserves are determined using specific identification plus an estimated reserve against finished goods for potential defective or excess inventory based on historical experience or projected usage. Inventories are reflected net of reserves of $5.1 million and $4.7 million as of March 31, 2007 and December 31, 2006, respectively.

Note 5 – Convertible Subordinated Notes

The outstanding balance of our convertible subordinated notes is as follows (in thousands):

	Semi-Annual Interest Payment Dates	March 31, 2007	December 31, 2006
5% Notes due February 2007	August 8, February 8	$—	$36,026
3.5% Notes due October 2007	April 17, October 17	66,627	66,627
3.25% Notes due September 2012	March 28, September 28	315,000	315,000

Total outstanding convertible subordinated notes		$381,627	$417,653
Less: current portion		(66,627)	(102,653)

Convertible subordinated notes		$315,000	$315,000

Our convertible subordinated notes are unsecured and subordinated in right of payment to any future senior debt. The carrying value approximates fair value for both periods presented. Costs related to the issuance of these convertible notes are recorded in Other assets in our Consolidated Balance Sheets and are amortized to interest expense on a straight-line basis over the contractual life of the notes. The unamortized deferred financing costs were $6.7 million and $7.3 million as of March 31, 2007 and December 31, 2006, respectively.

Our 5% convertible subordinated notes were repaid on February 7, 2007. There are no remaining deferred financing costs related to the 5% convertible subordinated notes.

Note 6 – Commitments and Contingencies

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

To date we have not incurred costs to defend lawsuits or settle claims related to these indemnification obligations. If any of our indemnification obligations is triggered, we may incur substantial liabilities. Because the obligated amount under these agreements is not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. No liabilities have been recorded for these obligations on our Consolidated Balance Sheets as of March 31, 2007 or December 31, 2006.

License, Manufacturing and Supply Agreements for Products Based on our PEGylation Technology

As part of our license, manufacturing and supply agreements with our partners for the development or manufacture and supply of PEG reagents based on our PEGylation Technology, we generally agree to defend, indemnify and hold harmless our partners from and against third party liabilities arising out of the agreement, including product liability and infringement of intellectual property. The term of these indemnification obligations is generally perpetual any time after execution of the agreement. There is no limitation on the potential amount of future payments we could be required to make under these indemnification obligations. We have never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. If any of our indemnification obligations is triggered, we may incur substantial liabilities. Because the obligated amount of this agreement is not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations in our Consolidated Balance Sheets as of March 31, 2007 or December 31, 2006.

Note 7 – Stock-Based Compensation

During the three months ended March 31, 2007 and 2006, we recognized $6.3 million and $6.9 million of stock-based compensation expense and capitalized $0.1 million and $0.3 million, respectively. Total stock-based compensation costs were recorded in the following income statement and balance sheet lines items of our Condensed Consolidated Financial Statements:

	Three months ended March 31,
	2007	2006
Cost of goods sold	$582	$127
Research and development expense	3,004	2,442
General and administrative expense	2,669	4,334

Total stock-based compensation expense	$6,255	$6,903
Inventory	117	300

Total stock-based compensation costs	$6,372	$7,203

Black-Scholes Assumptions

The following tables list the Black-Scholes assumptions used to calculate the fair value of employee stock option grants and ESPP purchases during the period. For the weighted average expected life, w applied the guidance in Staff Accounting Bulletin No. 107 that permits the initial application of a “simplified” method based on the average of the vesting term and the term of the option. We based our estimate of expected volatility for options granted on the daily historical trading data of our common stock over the period equivalent to the expected term of the respective stock-based grant. For the period ended March 31, 2007, the annual forfeiture rate for executives and staff was estimated to be 4.7% and 7.4%, respectively, based on our qualitative and quantitative analysis of our historical forfeitures.

	Three months ended March 31,
	2007		2006
	Employee Stock Options	ESPP	Employee Stock Options	ESPP
Average risk-free interest rate	4.6%	5.13%	4.6%	4.7%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility factor	59.9%	37.1%	69.8%	41.3%
Weighted average expected life	5.2 years	0.5 years	5.3 years	0.5 years

Summary of Stock Option Activity

The table below presents a summary of stock option activity under the 2000 Equity Incentive Plan, the Non-Employee Directors’ Stock Option Plan and the 2000 Non-Officer Equity Incentive Plan (the Option Plans) (in thousands, except for per share information):

	Options Outstanding		Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
	Number of Shares	Exercise Price Per Share
Balance at December 31, 2006	10,703	$0.01-61.63	18.97	4.78	$15,348
Options granted	1,899	11.38 –15.24	12.52
Options exercised	(180)	0.03 – 14.25	9.17		$761
Options expired and canceled	(267)	5.05 – 52.13	20.34

Balance at March 31, 2007	12,155	0.01-61.63	18.08	5.03	$10,683

Exercisable at December 31, 2006	8,185		19.88	4.09	$12,229
Exercisable at March 31, 2007	8,193		19.83	4.03	$7,288

(1)	Aggregate Intrinsic Value represents the difference between the exercise price of the option and the closing market price of our common stock on the exercise or period end date, as applicable.

The weighted average grant-date fair value of options granted during the three-months ended March 31, 2007 and 2006 was $7.04 per share and $12.36 per share, respectively.

Summary of RSU Award Activity

During the three months ended March 31, 2007, we granted service based RSU awards totaling 283,461 shares of our common stock to certain employees and directors. These RSU awards will cliff-vest annually over a three year period. The grant date fair value of RSU awards is always equal to the intrinsic value of the award on the date of grant since the awards were issued for no consideration. The fair value of these RSU awards on the date of grant was approximately $3.2 million.

During 2006, we issued performance based RSU awards totaling 1,088,300 shares of our common stock to certain employees and directors. These awards will vest based upon achieving three pre-determined performance milestones all of which were initially expected to occur over a period of 40 months. We expense the grant date fair value of the awards ratably over the expected performance period of each milestone. During the three months ended March 31, 2007, we determined that our vesting assumptions for two of the performance based milestones, each representing 40% of the total 2006 RSU awards, no longer reflected our current expectations. As a result, we revised the estimated amortization period for the second performance milestones from an original 26 months to 96 months and have prospectively adjusted the amortization expense to reflect a remaining vesting period of 84 months. The unamortized expense related to this performance milestone was approximately $4.8 million at January 1, 2007. As a result of this change in estimate, we expensed approximately $0.7 million less in the three-month ended March 31, 2007 than the prior quarter. For the third performance milestone, we had previously determined in the three months ended September 30, 2006 that vesting was not probable under a Statement of Financial Accounting Standards No. 5, Accounting for Contingencies definition and reversed all previously recognized expense. However, due to certain changes in our product pipeline development efforts in Q1 2007, we determined that the performance milestone was probable of achievement by the end of the first quarter in 2010. As a result we recorded a $2.0 million cumulative catch-up adjustment of additional stock compensation expense in the three months ended March 31, 2007.

Aggregate Unrecognized Stock-based Compensation Expense

During the three months ended March 31, 2007, we granted 1.9 million stock options, which resulted in an increase in unrecognized compensation expense of $11.0 million. As of March 31, 2007, there was approximately $49.4 million of aggregate unrecognized compensation expense related to unvested stock-based compensation arrangements under the Option Plans. This total unrecognized expense is expected to be recognized as follows:

Fiscal Year	(in thousands)
2007 (remaining 9 months)	$15,327
2008	15,065
2009	10,469
2010	6,177
2011 and thereafter	2,407

$49,445

Note 8 – Net Loss Per Share

Basic net loss per share is calculated based on the weighted-average number of common shares outstanding during the periods presented. For all years presented in the Condensed Consolidated Statements of Operations, the net loss available to common shareholders is equal to the reported net loss. Basic and diluted net loss per share are the same due to our historical net losses and the requirement to exclude potentially dilutive securities which would have an anti-dilutive effect on net loss per share. These potentially dilutive securities have been excluded from the diluted net loss per share calculation and are as follows (in thousands):

	March 31,
	2007	2006
Convertible debentures and notes	15,958	16,896
Stock options and restricted stock units	9,707	6,439
Warrants	—	20

Total	25,665	23,355

Note 9 – Comprehensive Loss

Comprehensive loss is comprised of net loss and accumulated other comprehensive income and includes the following components (in thousands):

	Three months ended March 31,
	2007	2006
Net loss, as reported	$(25,673)	$(33,471)
Change in net unrealized gains (losses) on available-for-sale securities	255	33
Translation adjustment	(14)	(60)

Total comprehensive loss	$(25,432)	$(33,498)

The components of accumulated other comprehensive income are as follows (in thousands):

	March 31, 2007	December 31, 2006
Unrealized loss on available-for-sale securities	$(244)	$(499)
Translation adjustment	547	561

Total accumulated other comprehensive income	$303	$62

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We currently depend on sales to Pfizer for a significant portion of our revenues primarily from the manufacture and sale of Exubera Inhalation Powder and Inhalers. Revenue from Pfizer represented 76% of our total revenue for the three-month period ending March 31, 2007. As a result, Exubera manufacturing is currently the critical determinant of our product sales revenue. Pfizer has taken a phased approach to the Exubera commercial launch. In the second half of 2006, the early phase of the Exubera launch focused on manufacturing scale-up activities and educating diabetes specialists. In 2007, Pfizer initiated the next phase of the launch expanding the education, marketing and sales efforts more broadly to primary care physicians. Because the Exubera commercial roll-out is still in its early phases, we cannot predict the level of Exubera sales or expected royalty revenues for this or subsequent years. Exubera sales to date have not been significant, and because Pfizer is responsible for all Exubera sales and marketing, we have very little visibility to estimate future Exubera sales. There are substantial risks and uncertainties with respect to the commercial success of Exubera, including physician and patient education and experiences, alternative insulin and diabetes therapies, the timing and success of the commercialization in various markets, third party payor reimbursement, country specific pricing approvals, manufacturing and supply execution, and other risks and uncertainties identified in this report.

Currently, we are the exclusive manufacturer of the Exubera Inhalation Powder and Inhalers. Under our agreement, Pfizer is permitted to manufacture up to one-half of the Exubera Inhalation Powder and also has responsibility for the automated filling of all insulin blister packs for the Exubera Inhaler and packaging of the Exubera product. Pfizer has an Exubera Inhalation Powder manufacturing facility and will likely manufacture a portion of the Exubera Inhalation Powder in the future. Our manufacturing revenues received from Pfizer for Exubera Inhalation Powder and Inhalers are calculated on a cost-plus basis. Exubera royalty revenue levels depend on the level of Exubera sales and Pfizer’s cost of goods sold for Exubera.

We have been manufacturing Exubera Inhalation Powder and Inhalers at commercial scale since early 2006. Because the commercial launch of Exubera by Pfizer has been much slower than originally anticipated, Pfizer has built substantial Exubera inventory. As a result, we are working with Pfizer to reduce Exubera manufacturing volumes in the second half of 2007 and 2008 to address the current supply and demand imbalance while maintaining future Exubera manufacturing capacity. A reduction in Exubera manufacturing would reduce our Exubera product sales revenue in the second half of 2007 with such lower Exubera product sales likely continuing throughout 2008.

We continue to make significant investments in our proprietary development programs which comprise a substantial portion of our research and development spending. Our strategy is to develop a portfolio of proprietary programs that is intended to address critical unmet medical needs by exploiting our know-how and technology in combination with established medicines. We intend to develop some of these programs in partnership with pharmaceutical and biotechnology companies in various stages of their development in an effort to help fund the investment of our proprietary development programs. Our decision as to when to seek partners for our proprietary development programs, if at all, will be made on an individual program basis and such decisions will have an important impact on our future revenues, research and development spending, and financial position. In this regard, we are currently seeking collaboration partners for two of our proprietary development programs and the success and timing of these partnering efforts will affect our research and development expense levels and revenues in 2007 and beyond.

We will continue to seek collaborative arrangements with pharmaceutical and biotechnology companies, where appropriate. We believe our partnering strategy enables us to develop a large and diversified pipeline of products and development programs using our technologies. To date the revenues we have received from the sales of our partner products have been insufficient to meet our operating and other expenses. We do not anticipate receiving sufficient amounts of revenue from other partner product sales or royalties in the near future to meet our operating expenses.

To fund the expense related to our research and development activities, we have raised significant amounts of capital through the sale of our equity and convertible debt securities. As of March 31, 2007, we had approximately $411.3 million in indebtedness. Our ability to meet the repayment obligations of this debt is dependent upon our and our partners’ ability to develop, obtain regulatory approvals, and successfully commercialize products. Even if we are successful in this regard, we may require additional capital to repay our debt obligations.

We are carefully evaluating our ongoing spending levels and exploring various alternatives to significantly reduce our expenditure levels. We are currently in the review and evaluation phase and have not yet approved or committed to a plan to reduce expenditures. If such a plan is implemented in the future, we could incur significant restructuring charges as early as the second quarter of 2007.

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

Our portfolio of development programs is based on our Pulmonary Technology and PEGylation Technology platforms. Within each major category, we have both partnered and proprietary development programs. The estimated completion dates and costs for our programs are not reasonably certain. See Risk Factors for discussion of the risks associated with our partnered and proprietary research and development programs.

In connection with our research and development for partner products and development programs, we earned $12.0 million and $16.1 million in contract research revenue for the three months ending March 31, 2007 and 2006, respectively.

The costs incurred in connection with these programs, including allocations of facilities, cGMP quality programs and other shared costs, is as follows (in millions):

		Three months ended March 31,
Molecule	Status as of March 31, 2007 (1)	2007	2006
Pulmonary
Partnered Products and Development Programs
Exubera® (insulin human [rDNA origin]) Inhalation Powder	Approved in U.S., EU, Brazil, and Mexico	$4.7	$5.3
Next generation Exubera inhaler program	Pre-Clinical	8.5	2.4
Tobramycin inhalation powder (TIP)	Phase 3	3.9	2.9
Other partner programs	Various	3.8	3.9
Proprietary Development Programs
Amphotericin B inhalation powder	Phase 1 (pre-pivotal)	3.9	4.3
Inhaled Antibiotics (Aerosolized amikacin)	Phase 2	2.4	3.3
Other proprietary products	Various	1.9	0.3
Technology platform	Various	2.6	3.5

Total Pulmonary		$31.7	$25.9

PEGylation
Partnered Products and Development Programs	Various	$1.7	$1.3
Proprietary Development Programs
PEG product (Oncology-related)	Pre-clinical	1.0	0.6
PEG product (Pain-related)	Pre-clinical	0.5	0.6
Other	Various	2.6	1.3

Total PEGylation		$5.8	$3.8

Other	Various	—	1.7

Total Research and Development Expense		$37.5	$31.4

(1)	Status definitions are:

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

Results of Operations

Three-Months Ended March 31, 2007 and 2006

Revenue (in thousands except percentages)

	Three months ended March 31, 2007	Three months ended March 31, 2006	Increase / (Decrease) 2007 vs 2006	Percentage Increase / (Decrease) 2007 vs 2006
Product sales and royalties	$73,019	$12,896	$60,123	> 100%
Contract research	11,997	16,063	(4,066)	(25)%

Total revenue	$85,016	$28,959	$56,057	> 100%

The increase in total revenue for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 was primarily due to an increase in Exubera product sales to Pfizer, partially offset by a decrease in contract research revenue from Pfizer. Pfizer represented 76% and 44% of our revenue for the three months ended March 31, 2007 and 2006, respectively. No other single customer represented 10% or more of our total revenues for either of the three months ended March 31, 2007 or 2006.

Product sales and royalties

The increase in product sales and royalties for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 was primarily due to a significant increase in Exubera product sales volume. Also, prior to January 1, 2007, we had deferred recognition of Exubera product revenue and related costs of goods sold until the expiration of the 60 day contractual right of return related to non-conformity with product quality specifications because we did not have sufficient historical return data necessary to reasonably estimate product returns. After 12 months of product shipments, we had not experienced any Exubera product returns; therefore as of January 1, 2007, we began recognizing Exubera revenue and related cost of goods sold upon shipment. As a result, we recognized revenue of $26.0 million related to the February and March 2007 shipments which would have previously been deferred for 60 days. Accordingly, the amount of product sales for the three months ended March 31, 2007 will likely not be representative of quarterly revenue for future periods. Further, Exubera product sales during the three months ended March 31, 2007 were negatively impacted by a fire, which required the closure of our San Carlos manufacturing facility for a brief period of time. We estimate that lost product revenue was approximately $2.2 million. We intend to seek recovery of our lost revenue as a result of the fire under our business interruption insurance policy. Also contributing to the increase in product sales and royalties during the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 was approximately $3.6 million from our PEGylation products, partially offset by a decrease in royalty revenue of approximately $1.7 million.

Contract research

Contract research revenue includes reimbursed research and development expenses as well as the amortization of deferred up-front signing fees and milestone payments received from our collaboration partners. Contract research revenue is expected to fluctuate from year to year, and future contract research revenue cannot be predicted accurately. The level of contract research revenues depends in part upon the continuation of existing collaborations, signing of new collaborations, and achievement of milestones under current and future agreements.

The decrease in contract research revenue during the three months ended March 31, 2007 as compared to the same period in 2006 was primarily due to a $6.6 million decrease in Pfizer contract research revenue after the FDA and EMEA regulatory approval of Exubera in January 2006, and the transition from contract research revenue and commercialization readiness revenue from Pfizer for the Exubera development program to sales of commercial volumes of Exubera Inhalation Powder and Inhalers to Pfizer. The decrease in contract research revenue from Pfizer was partially offset by a $2.7 million increase in contract research revenues from Novartis Pharma AG under our collaboration agreement to develop a dry powder inhaled formation of tobramycin using our Pulmonary Technology.

The estimated completion dates and costs of our programs are not reasonably certain. See Risk Factors for discussion of the risks associated with our partnered research and development programs.

Cost of Goods Sold and Gross Margin (in thousands except percentages)

	Three months ended March 31, 2007	Three months ended March 31, 2006	Increase / (Decrease) 2007 vs 2006	Percentage Increase / (Decrease) 2007 vs 2006
Cost of goods sold	$56,522	$8,995	$47,527	> 100%
Product gross margin	$16,497	$3,901	12,596	> 100%
Product gross margin %	23%	30%

The increase in cost of goods sold for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 was primarily due to a significant increase in Exubera product sales. Also, prior to January 1, 2007, we had deferred recognition of Exubera product revenue and the related cost of goods sold until the expiration of the 60 day contractual right of return related to non-conformity with product quality specifications because we did not have sufficient historical return data necessary to reasonably estimate product returns. After 12 months of product shipments, we had not experienced any Exubera product returns; therefore as of January 1, 2007, we began recognizing Exubera revenue and the related cost of goods sold upon shipment. As a result, we recognized $20.8 million of costs of goods sold related to the February and March 2007 shipments which would have previously been deferred for 60 days. Recognition of Exubera revenue and the related costs upon shipment resulted in a net increase to gross margin of $5.2 million during the three months ended March 31, 2007. However, the decrease in gross margin percentage during the three months ended March 31, 2007 as compared to 2006 is primarily related to a higher margin product mix in the first quarter of 2006. Further, the gross margin percentage during the three months ended March 31, 2007 was negatively impacted by the February 2007 fire in our San Carlos manufacturing facility by approximately $1.7 million. Accordingly, our costs of goods sold for the three months ended March 31, 2007 will likely not be representative of quarterly costs of goods sold for future periods.

Research and Development Expenses (in thousands except percentages)

	Three months ended March 31, 2007	Three months ended March 31, 2006	Increase / (Decrease) 2007 vs 2006	Percentage Increase / (Decrease) 2007 vs 2006
Research and development	$37,492	$31,401	$6,091	19%

The increase in our research and development expense during the three months ended March 31, 2007 as compared to the same period in 2006 is primarily related to increased spending in our Pulmonary programs of $5.8 million and PEGylation programs of $2.0 million. The increased spending in our Pulmonary and PEGylation programs was partially offset by decreased spending of $1.7 million in other research and development programs.

The increased spending in the above program categories is primarily attributable to increased headcount and annual salary increases. Salaries and benefits, including healthcare premiums, increased $2.5 million for the three months ended March 31, 2007 as compared to the same period in 2006. Additionally, in the three month period ended March 31, 2006, we received $2.7 million related to the sale of previously expensed excess clinical supplies to our contract manufacturers. We recognized this reimbursement as a one-time reduction to research and development expense.

General and Administrative Expenses (in thousands except percentages)

	Three months ended March 31, 2007	Three months ended March 31, 2006	Increase / (Decrease) 2007 vs 2006	Percentage Increase / (Decrease) 2007 vs 2006
General and administrative	$16,735	$20,373	$(3,638)	(18)%

General and administrative expenses are associated with administrative staffing, business development and marketing.

The decrease in general and administrative expenses for the three months ended March 31, 2007 as compared to the same period in 2006 was primarily due to decreased stock based compensation expense of $1.7 million and decreased outside services of $1.2 million. Stock-based compensation expense decreased during the three months ended March 31, 2007 due to higher stock-based compensation related to executive severance during the three months ended March 31, 2006. Outside services decreased during the three months ended March 31, 2007 due to lower professional accounting and audit fees.

Liquidity and Capital Resources

We had cash, cash equivalents and investments in marketable securities of $398.3 million and indebtedness of $411.3 million, including $381.6 million of convertible subordinated notes, $20.3 million in capital lease obligations and $9.4 million in other long-term liabilities as of March 31, 2007.

We have financed our operations primarily through revenue from product sales and research and development contracts, public and private placements of debt and equity securities and financing of equipment acquisitions and certain tenant leasehold improvements. We do not utilize off-balance sheet financing arrangements as a source of liquidity or financing.

Cashflow Activities

During the three-month period ended March 31, 2007, net cash used in operating activities was $29.0 million. To date, revenue has not been sufficient to cover our expenses and we are not generating positive cash flow through our operations. In the first quarter of 2007, we purchased $5.6 million of property and equipment and repaid $36.4 million of our convertible subordinated notes and other debt obligations. These uses of cash were partially offset by $2.1 million in cash collected from employees for the purchase of common stock.

During the three-month period ended March 31, 2006, net cash used in operating activities was $38.7 million. We purchased $4.6 million of property and equipment. These uses of cash were offset by $5.7 million in proceeds from the issuance of common stock to employees.

We expect to use a substantial portion of our cash to fund our on-going operations over the next few years and to repay our $411.3 million of indebtedness outstanding as of March 31, 2007, including $66.6 million of convertible subordinated notes due in October 2007.

Contractual Obligations

During the quarter ended March 31, 2007, other than the repayment of our 5% convertible subordinated notes balance of $36.0 million, there has not been a material change to the summary of contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2006.

Critical Accounting Policies and Management’s Estimates

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the result of which form our basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources, and evaluate our estimates on an ongoing basis. Actual results may differ from those estimates under different assumptions or conditions. Accounting policies and estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 1, Organization and Summary of Significant Accounting Policies, to our consolidated audited financial statements in our December 31, 2006 Form 10-K.

During the three months ended March 31, 2007, we revised our method of estimating Exubera product returns and adopted FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes”.

Revenue Recognition

Beginning January 1, 2007, we recognized Exubera revenue upon shipment of drugs and devices. Prior to January 1, 2007, we deferred Exubera revenue until the expiration of Pfizer’s 60-day contractual right of return for non-conformity with product quality specifications, even though prior to shipment, we and our contract manufacturers test, inspect and validate that all products meet contractual quality specifications. In 2006, we deferred Exubera revenue for 60 days because we did not have enough historical data to reasonably estimate product returns. As of January 1, 2007, we believe we have the ability to estimate returns as we have over 12 months of product shipment history and have not had any returns from Pfizer. As a result, we recognized revenue of $26.0 million and costs of goods sold $20.8 million related to the February and March 2007 Exubera shipments which would have previously been deferred for 60 days. Our gross margin increased $5.2 million and net loss per share decreased $0.06 as a result of our ability to recognize revenue upon shipment.

Income Taxes

On January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). Adoption of FIN 48 had no impact on our consolidated financial position, results of operations, cash flows or our effective tax rate, however, revisions to the estimated net realizable value of the deferred tax asset in the future could cause our provision for income taxes to vary significantly from period to period.

At March 31, 2007, we had significant federal and state net operating loss and research credit carry forwards which were offset by a full valuation allowance, due to our inability to estimate long-term future taxable income with a high level of certainty. Upon adoption of FIN 48, we did not recognize an increase or a decrease in the liability for net unrecognized tax benefits, which would be accounted for through retained earnings. Further, we did not have any significant unrecognized tax benefits on the date of adoption. We historically accrued for uncertain tax positions in deferred tax assets as we have been in a net operating loss position since inception and any adjustments to our tax positions would result in an adjustment of our net operating loss or tax credit carry forwards rather than resulting in a cash outlay. If the Company is eventually able to recognize these uncertain positions, our effective tax rate would be reduced. We currently have a full valuation allowance against our net deferred tax asset which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future.

On a periodic basis, we will continue to evaluate the realizability of our deferred tax assets and liabilities and adjust such amounts in light of changing facts and circumstances, including but not limited to the level of past and future taxable income, the utilization of the carry forwards, tax legislation, rulings by relevant tax authorities, tax planning strategies and if applicable, the progress of ongoing tax audits. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible or the net operating loss and research credit carry forwards can be utilized.

Stock-Based Compensation

We use the Black-Scholes option valuation model adjusted for the estimated historical forfeiture rate for the respective grant to determine the estimated fair value of our stock-based compensation arrangements on the date of grant (“grant date fair value”) and expense this value ratably over the estimated life of the option or performance period of the RSU award. The Black-Scholes option pricing model requires the input of highly subjective assumptions. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models may not provide a reliable single measure of the fair value of our employee stock options or common stock purchased under the ESPP. In addition, management continually assesses these assumptions and methodologies used to calculate the estimated fair value of stock-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies, and which could materially impact our fair value determination.

During 2006, we issued performance-based RSU awards totaling 1,088,300 shares of our common stock to certain employees and directors. The RSU awards are settled by delivery of shares of our common stock on or shortly after the date the awards vest. These awards will vest based upon achieving three pre-determined performance milestones all of which were initially expected to occur over a period of 40 months. We expense the grant date fair value of the awards ratably over the expected performance period. The total grant date fair value of these RSU’s was $19.8 million, including $4.0 million for milestone #1, $7.9 million for milestone #2, and $7.9 million for milestone #3. In the first quarter of 2007, we revised our estimates regarding the probable expected achievement dates for the second and third milestones. This resulted in a cumulative catch-up of $2.0 million in stock compensation expense.

Our total remaining unamortized stock compensation expense relating to the 2006 RSU’s is approximately $11.4 million. Based on our current assumptions, we will expense approximately $3.2 million in the remainder of 2007, $2.7 million per year in 2008 through 2010 and approximately $0.7 million from 2011 through 2014. Possible future changes in events and/or management estimates regarding the probable expected achievement date of these milestones will result in changes in the timing and amount of expense recognition related to these RSU’s.

Issuer Purchases of Equity Securities

There were no purchases of any class of our equity securities by us or any affiliate pursuant to any publicly announced repurchase plan in the three-month period ended March 31, 2007.

Approval of Non-Audit Services

During the three-month period ended March 31, 2007, the Audit Committee of the Board of Directors approved nil in non-audit related services to be provided by Ernst & Young LLP, our independent registered public accounting firm.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our market risks at March 31, 2007 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2006 on file with the Securities and Exchange Commission.

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

As of the end of the period covered by this report, Nektar carried out an evaluation, under the supervision and with the participation of Nektar’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon, and as of the date of, this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective

Changes in Internal Control Over Financial Reporting

Nektar continuously seeks to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. However, there was no change in our internal control over financial reporting that occurred during the three-months ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, Nektar’s internal control over financial reporting.

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

Reference is hereby made to our disclosures in “Legal Matters” under Note 5 of the Notes to Condensed Consolidated Financial Statements and the information under the heading “Legal Matters” is incorporated by reference herein.

Item 1A.	Risk Factors

We are providing the following cautionary discussion of risk factors, uncertainties and possibly inaccurate assumptions that we believe are relevant to our business. These are factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results and our forward-looking statements. We note these factors for investors as permitted by Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider this section to be a complete discussion of all potential risks or uncertainties that may substantially impact our business. We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under “Item 1A. Risk Factors” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2007.

*Our revenue and results of operations depend on sales to Pfizer.

We currently depend on Pfizer as the source of a significant portion of our revenues. Revenue from Pfizer represented 76% and 44% of our total revenue for the three-month periods ending March 31, 2007 and 2006, respectively. We expect a significant portion of our future revenue from Pfizer will come from the commercial manufacture and sale of Exubera Inhalation Powder to Pfizer, the sale of Exubera Inhalers and component parts to Pfizer, and royalties from Exubera product sales by Pfizer. Under our collaboration agreement with Pfizer, the Exubera royalties depend on the level of Exubera sales and Pfizer’s cost of goods sold for the product. The commercial launch of Exubera is in the early stages and has been slower than originally anticipated. Pfizer has sole responsibility for the sales and marketing of Exubera, and as a result, it is difficult to predict future Exubera sales and the royalties we will receive from those sales.

We have been manufacturing Exubera Inhalation Powder and Inhalers at commercial scale since early 2006. Because the commercial launch of Exubera by Pfizer has been much slower than originally anticipated, Pfizer has built substantial Exubera inventory. As a result, we are working with Pfizer to reduce Exubera manufacturing volumes in the second half of 2007 and 2008 to address the current supply and demand imbalance while maintaining future Exubera manufacturing capacity. A reduction in Exubera manufacturing would reduce our Exubera product sales revenue in the second half of 2007 with such lower Exubera product sales likely continuing throughout 2008. There can be no assurance that we will be able to reduce manufacturing volumes for Exubera such that it will not result in a significant reduction in Exubera product sales in one or more future periods.

*The Exubera commercial launch is in the early stages and there can be no assurance regarding the commercial success of Exubera.

Pfizer has taken a phased approach to the Exubera commercial launch. In the second half of 2006, the first phase of the Exubera launch focused on manufacturing scale-up activities and the education of diabetes specialists. In 2007, Pfizer initiated the next phase of the launch expanding the education, marketing and sales efforts more broadly to primary care physicians. More than a year after Exubera received regulatory approval, sales to date have not been significant. We do not participate in any way in the sales and marketing of Exubera and therefore have no direct control over the commercial success of Exubera. There can be no assurance regarding the commercial success of Exubera which will depend on such factors as Pfizer’s investment in the marketing and sales of Exubera, physician and patient education and experiences, alternative insulin and diabetes therapies, third party payor reimbursement, country specific pricing approvals, market potential for inhaled insulin, successful product manufacturing and the impact of competition from other diabetes therapies. If sales of Exubera are not successful or delayed, it would have a material impact on our revenue, results of operations, and financial condition.

*If we are not able to manufacture and supply sufficient quantities of Exubera Inhalation Powder to meet market demand it would negatively impact our revenue and results of operations.

We have performed insulin powder processing on the scale needed for commercial production of Exubera Inhalation Powder for approximately 15 months. Although we have been successful at meeting our Exubera Inhalation Powder manufacturing objectives to date, we could encounter manufacturing and quality control problems as we continue to manufacture Exubera Inhalation Powder. Although the sales of Exubera have been slower than originally anticipated to date, if market demand requires, we may not be able to expand commercial production of Exubera Inhalation Powder in a timely manner or at a commercially reasonable cost. Increasing manufacturing capacity requires significant capital investments and substantial periods of time to implement and obtain regulatory qualifications. As a result of the long-lead time required to add manufacturing capacity, increases in demand for Exubera could result in our inability to meet market demand.

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

We depend on two contract manufacturers and their supply chains to manufacture and supply the Exubera Inhalers. Because the manufacturing process for the Exubera Inhaler is complex and subject to extensive government regulations, alternative qualified contract manufacturers or increased capacity may not be available on a timely basis, at a commercially reasonable cost or at all. Although the sales of Exubera have been slower than originally anticipated to date, if market demand requires, Increasing manufacturing capacity at our contract manufacturers involves significant risks and uncertainties including significant lead time requirements, large capital investments, the recruitment and training of additional qualified personnel, and other operational complexities. Although our contract manufacturers have been successful at meeting the commercial manufacturing objectives for Exubera Inhalers to date, there can be no assurance that in future periods our contract manufacturers may not experience manufacturing or quality control problems or that they will be able to continue to scale-up manufacturing to meet commercial demand for the Exubera Inhaler devices.

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

As of March 31, 2007, we had cash, cash equivalents, short-term investments, and investments in marketable securities valued at approximately $398.3 million and approximately $411.3 million of indebtedness including approximately $381.6 million in convertible subordinated notes, $20.3 million in capital lease obligations and $9.4 million of other long-term liabilities. We expect to use a substantial portion of our cash to fund our on-going operations over the next few years and to repay the $66.6 million of convertible subordinated notes due in October 2007. The remaining $315.0 million of convertible subordinated notes will mature in 2012.

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

Our stock price is volatile. During the twelve-month period ending March 31, 2007, based on closing bid prices on the NASDAQ Stock Market, our stock price ranged from $11.20 to $22.75. We expect our stock price to remain volatile. A variety of factors may have a significant effect on the market price of our common stock, including:

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

On January 16, 2007, the Organization and Compensation Committee of the Board of Directors established the corporate objectives or the first half 2007 performance period (January 1, 2007 through June 30, 2007) under our Discretionary Performance-Based Incentive Compensation Policy. A summary of the 7 corporate objectives with the associated weight of each objective is as follows:

1. Improve leadership and management of the Company—make the Company a great place to work (10%)

2. Meet Exubera manufacturing commitments (20%)

3. Development objective related to a next-generation pulmonary device development program (15%)

4. Execute business transformation system and process changes (10%)

5. Development objective related to advancing our proprietary product portfolio (15%)

6. Development objective related to meeting partner development program commitments (10%)

7. Operating loss/income objective (20%)

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

Disclosure regarding the operations of our board of director nominating committees and the means by which security holders may communicate with directors can be found in the definitive proxy statement for our 2007 Annual Meeting of Stockholders filed with the SEC on April 25, 2007 (the “Proxy Statement”) under the heading Nominating and Corporate Governance Committee.

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

Exhibit Number		Description of Documents
2.1	(1)	Agreement and Plan of Merger, dated June 4, 1998, by and between Inhale Therapeutic Systems, a California corporation, and Inhale Therapeutic Systems (Delaware), Inc., a Delaware corporation.

2.2	(5)	Recommended Offer, dated December 21, 2000, by Cazenove & Co. on behalf of Nektar Therapeutics for Bradford Particle Design plc.

2.3	(8)	Agreement and Plan of Merger and Reorganization, dated May 22, 2001, by and among Nektar Therapeutics, Square Acquisition Corp., Shearwater Corporation, Certain Shareholders of Shearwater Corporation and J. Milton Harris as Shareholders’ Agent.

2.4	(8)	Amendment to Agreement and Plan of Merger and Reorganization, dated June 21, 2001, by and among Nektar Therapeutics, Square Acquisition Corp., Shearwater Corporation, J. Milton Harris, as Shareholders’ Agent and a Designated Shareholder, and Puffinus, L.P.

3.1	(1)	Certificate of Incorporation of Inhale Therapeutic Systems (Delaware), Inc.

3.2	(1)	Bylaws of Nektar Therapeutics.

3.3	(3)	Certificate of Amendment of the Amended Certificate of Incorporation of Nektar Therapeutics.

3.4	(7)	Certificate of Designation of Series A Junior Participating Preferred Stock of Nektar Therapeutics.

3.5	(9)	Certificate of Designation of Series B Convertible Preferred Stock of Nektar Therapeutics.

3.6	(10)	Certificate of Ownership and Merger of Nektar Therapeutics.

4.1		Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.

4.2	(2)	Indenture, dated February 8, 2000, by and between Nektar Therapeutics, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.

4.3	(10)	Specimen Common Stock certificate.

4.4	(4)	Specimen warrants to purchase shares of Common Stock.

4.5	(6)	Indenture, dated October 17, 2000, by and between Nektar Therapeutics, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.

4.6	(7)	Rights Agreement, dated as of June 1, 2001, by and between Nektar Therapeutics and Mellon Investor Services LLC., as Rights Agent.

4.7	(7)	Form of Right Certificate.

4.8	(11)	Resale Registration Rights Agreement, dated June 30, 2003, by and among Nektar Therapeutics, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Lehman Brothers Inc., Friedman, Billings, Ramsey & Co. Inc. and SG Cowen Securities Corporation

4.9	(12)	Resale Registration Rights Agreement, dated October 9, 2003, by and among Nektar Therapeutics and the entities named therein.

4.10	(13)	Common Stock Purchase Agreement dated as of August 15, 2005, by and between Nektar Therapeutics and Mainfield Enterprises, Inc.

4.11	(13)	Indenture, dated September 28, 2005, by and between Nektar Therapeutics, as Issuer, and J.P. Morgan Trust Company, and National Association, as Trustee.

4.12	(13)	Registration Right Agreement, dated as of September 28, 2005, among Nektar Therapeutics and entities named therein.

10.1	(14)	Letter Agreement, dated January 5, 2007, by Nektar Therapeutics and Mr. Howard W. Robin.

10.2	(15)	Discretionary Performance-Based Incentive Compensation Policy.

10.3	(15)	Amended and Restated Change in Control Severance Benefit Plan.

10.4	(16)	Amended and Restated Compensation Plan for Non-Employee Directors.

31.1	(17)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	(17)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	(17)	Section 1350 Certifications.

(1)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
(2)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 1999.
(3)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(4)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
(5)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 11, 2001.
(6)	Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-3 (No. 333-53678), filed on January 12, 2001.
(7)	Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on June 4, 2001.
(8)	Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on July 10, 2001.
(9)	Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on January 8, 2002.
(10)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 23, 2003.
(11)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on July 2, 2003.
(12)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on November 3, 2003.
(13)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on September 28, 2005.
(14)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 9, 2007.

(15)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2006.
(16)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on February 26, 2007.
(17)	Filed herewith.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ Howard W. Robin
Howard W. Robin
Chief Executive Officer, President and Director

Date:	May 10, 2007

By:	/s/ Louis Drapeau
Louis Drapeau
Senior Vice President, Finance, and Chief Financial Officer

Date:	May 10, 2007

EXHIBIT INDEX

Except as so indicated in Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number		Description of Documents
2.1	(1)	Agreement and Plan of Merger, dated June 4, 1998, by and between Inhale Therapeutic Systems, a California corporation, and Inhale Therapeutic Systems (Delaware), Inc., a Delaware corporation.

2.2	(5)	Recommended Offer, dated December 21, 2000, by Cazenove & Co. on behalf of Nektar Therapeutics for Bradford Particle Design plc.

2.3	(8)	Agreement and Plan of Merger and Reorganization, dated May 22, 2001, by and among Nektar Therapeutics, Square Acquisition Corp., Shearwater Corporation, Certain Shareholders of Shearwater Corporation and J. Milton Harris as Shareholders’ Agent.

2.4	(8)	Amendment to Agreement and Plan of Merger and Reorganization, dated June 21, 2001, by and among Nektar Therapeutics, Square Acquisition Corp., Shearwater Corporation, J. Milton Harris, as Shareholders’ Agent and a Designated Shareholder, and Puffinus, L.P.

3.1	(1)	Certificate of Incorporation of Inhale Therapeutic Systems (Delaware), Inc.

3.2	(1)	Bylaws of Nektar Therapeutics.

3.3	(3)	Certificate of Amendment of the Amended Certificate of Incorporation of Nektar Therapeutics.

3.4	(7)	Certificate of Designation of Series A Junior Participating Preferred Stock of Nektar Therapeutics.

3.5	(9)	Certificate of Designation of Series B Convertible Preferred Stock of Nektar Therapeutics.

3.6	(10)	Certificate of Ownership and Merger of Nektar Therapeutics.

4.1		Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.

4.2	(2)	Indenture, dated February 8, 2000, by and between Nektar Therapeutics, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.

4.3	(10)	Specimen Common Stock certificate.

4.4	(4)	Specimen warrants to purchase shares of Common Stock.

4.5	(6)	Indenture, dated October 17, 2000, by and between Nektar Therapeutics, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.

4.6	(7)	Rights Agreement, dated as of June 1, 2001, by and between Nektar Therapeutics and Mellon Investor Services LLC., as Rights Agent.

4.7	(7)	Form of Right Certificate.

4.8	(11)	Resale Registration Rights Agreement, dated June 30, 2003, by and among Nektar Therapeutics, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Lehman Brothers Inc., Friedman, Billings, Ramsey & Co. Inc. and SG Cowen Securities Corporation

4.9	(12)	Resale Registration Rights Agreement, dated October 9, 2003, by and among Nektar Therapeutics and the entities named therein.

4.10	(13)	Common Stock Purchase Agreement dated as of August 15, 2005, by and between Nektar Therapeutics and Mainfield Enterprises, Inc.

4.11	(13)	Indenture, dated September 28, 2005, by and between Nektar Therapeutics, as Issuer, and J.P. Morgan Trust Company, and National Association, as Trustee.

4.12	(13)	Registration Right Agreement, dated as of September 28, 2005, among Nektar Therapeutics and entities named therein.

10.1	(14)	Letter Agreement, dated January 5, 2007, by Nektar Therapeutics and Mr. Howard W. Robin.

10.2	(15)	Discretionary Performance-Based Incentive Compensation Policy.

10.3	(15)	Amended and Restated Change in Control Severance Benefit Plan.

10.4	(16)	Amended and Restated Compensation Plan for Non-Employee Directors.

31.1	(17)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	(17)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	(17)	Section 1350 Certifications.

(1)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
(2)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 1999.
(3)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(4)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
(5)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 11, 2001.
(6)	Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-3 (No. 333-53678), filed on January 12, 2001.
(7)	Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on June 4, 2001.
(8)	Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on July 10, 2001.
(9)	Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on January 8, 2002.
(10)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 23, 2003.
(11)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on July 2, 2003.
(12)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on November 3, 2003.
(13)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on September 28, 2005.
(14)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 9, 2007.
(15)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2006.
(16)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on February 26, 2007.
(17)	Filed herewith.