Form 10-Q
period 2007-06-30
NEKTAR THERAPEUTICS
filed 2007-08-09
CIK 906709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2007

or,

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value 91,987,765 on July 31, 2007.

NEKTAR THERAPEUTICS

Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of this quarterly report, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including but not limited to the risk factors set forth in Part II – Item 1A below and for the reasons described elsewhere in this quarterly report. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof and we do not intend to update any forward-looking statements except as required by law or applicable regulations.

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

PART I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements – Unaudited:

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share information)

	June 30, 2007	December 31, 2006
	Unaudited	(1)
ASSETS
Current assets:
Cash and cash equivalents	$82,856	$63,760
Short-term investments	323,933	394,880
Accounts receivable, net of allowance of $534 and $357 at June 30, 2007 and December 31, 2006, respectively.	49,829	47,148
Inventory	17,228	14,656
Other current assets	9,520	14,595

Total current assets	$483,366	$535,039
Long-term investments	—	8,337
Property and equipment, net	131,024	133,812
Goodwill	78,431	78,431
Other intangible assets, net	3,153	3,626
Other assets	7,491	8,932

Total assets	$703,465	$768,177

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,941	$7,205
Accrued compensation	14,376	12,994
Accrued expenses	16,342	17,942
Interest payable	3,106	3,814
Capital lease obligations, current portion	811	711
Deferred revenue, current portion	13,762	16,409
Convertible subordinated notes, current portion	66,627	102,653
Other current liabilities	3,362	3,586

Total current liabilities	$121,327	$165,314
Convertible subordinated notes	315,000	315,000
Capital lease obligations	19,328	19,759
Deferred revenue	43,296	23,697
Other long-term liabilities	15,834	17,347

Total liabilities	$514,785	$541,117
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock, $0.0001 par value; 300,000 authorized; 91,944 shares and 91,280 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	9	9
Capital in excess of par value	1,298,380	1,283,982
Accumulated other comprehensive income	467	62
Accumulated deficit	(1,110,176)	(1,056,993)

Total stockholders’ equity	188,680	227,060

Total liabilities and stockholders’ equity	$703,465	$768,177

(1)	Derived from audited consolidated financial statements at this date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenue:
Product sales and royalties	$49,302	$47,147	$122,321	$60,043
Contract research	16,615	13,076	28,612	29,139

Total revenue	65,917	60,223	150,933	89,182

Operating costs and expenses:
Cost of goods sold	39,490	36,773	96,012	45,768
Research and development	41,000	40,610	78,492	72,011
General and administrative	13,178	27,083	29,913	47,456
Litigation settlement	—	17,710	—	17,710
Amortization of other intangible assets	237	1,259	473	2,623

Total operating costs and expenses	93,905	123,435	204,890	185,568

Loss from operations	(27,988)	(63,212)	(53,957)	(96,386)

Interest income	5,452	6,374	10,925	11,256
Interest expense	(4,702)	(4,938)	(9,635)	(10,080)
Other expense, net	(22)	(1,055)	(16)	(1,092)

Loss before provision for income taxes	(27,260)	(62,831)	(52,683)	(96,302)

Provision for income taxes	(250)	—	(500)	—

Net loss	$(27,510)	$(62,831)	$(53,183)	$(96,302)

Basic and diluted net loss per share	$(0.30)	$(0.70)	$(0.58)	$(1.08)

Shares used in computing basic and diluted net loss per share	91,804	89,697	91,630	89,312

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2007	2006
Cash flows used in operating activities:
Net loss	$(53,183)	$(96,302)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	11,690	22,558
Depreciation and amortization	15,250	18,549
Amortization of gain related to sale of building	(437)	(437)
Loss on disposal of assets	904	90
Changes in assets and liabilities:
Increase in trade accounts receivable	(2,681)	(35,231)
Decrease (increase) in inventories	(2,572)	2,380
Decrease (increase) in prepaids and other assets	5,388	(18,541)
Decrease in accounts payable	(4,264)	(13,708)
Increase in accrued compensation	954	7,357
Increase (decrease) in accrued expenses	(1,600)	16,396
Increase (decrease) in interest payable	(708)	23
Increase in deferred revenue	16,952	19,346
Increase (decrease) in other liabilities	(380)	6,058

Net cash used in operating activities	$(14,687)	$(71,462)

Cash flows from investing activities:
Purchases of investments	(273,540)	(157,774)
Maturities of investments	353,171	124,447
Purchases of property and equipment	(11,543)	(11,541)

Net cash provided by (used in) investing activities	$68,088	$(44,868)

Cash flows from financing activities:
Repayments of convertible subordinated notes	(36,026)	—
Payments of loan and capital lease obligations	(823)	(4,894)
Proceeds from issuance of common stock related to employee stock purchase plan	572	769
Proceeds from issuance of common stock related to employee stock option exercises	2,136	11,127

Net cash (used in) provided by financing activities	$(34,141)	$7,002

Effect of exchange rates on cash and cash equivalents	(164)	44

Net increase (decrease) in cash and cash equivalents	$19,096	$(109,284)

Cash and cash equivalents at beginning of period	63,760	261,273

Cash and cash equivalents at end of period	$82,856	$151,989

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEKTAR THERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

Note 1—Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

We are a biopharmaceutical company headquartered in San Carlos, California and incorporated in Delaware. Our mission is to develop breakthrough products that make a difference in patients’ lives. We create differentiated, innovative products by applying our platform technologies to established or novel medicines. Our two leading technology platforms are Pulmonary Technology and PEGylation Technology. Ten products using these technology platforms have received regulatory approval in the U.S. or the European Union (EU), or both.

We prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles in United States of America (“U.S. GAAP”) can be condensed or omitted. In the opinion of management, these financial statements include all normal and recurring adjustments that we consider necessary for the fair presentation of our financial position and operating results.

Revenues, expenses, assets, and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year. The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes to these financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Principles of Consolidation

Our condensed consolidated financial statements include the financial position, results of operations and cash flows of our wholly-owned subsidiaries: Nektar Therapeutics AL, Corporation (“Nektar AL”); Nektar Therapeutics UK, Ltd. (“Nektar UK”), Nektar Therapeutics (India) Private Limited, and Aerogen, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

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

Segment Information

We operate in one business segment which focuses on applying our technology platforms to improve the performance of established and novel medicines. We operate in one segment because our business offerings have similar economics and other characteristics, including the nature of products and production processes, types of customers, distribution methods and regulatory environment. We are comprehensively managed as one business segment by our Chief Executive Officer and his management team. Within our one business segment we have two components, Pulmonary Technology and PEGylation Technology.

Reclassifications

Certain items previously reported in specific financial statement captions have been reclassified to conform to the current period presentation. Such reclassifications do not impact previously reported revenues, operating loss or net loss or total assets, liabilities or stockholders’ equity.

Revenue Recognition

On January 1, 2007, we began recognizing Exubera revenue upon shipment of product. Prior to January 1, 2007, we deferred Exubera revenue until the expiration of Pfizer’s 60-day contractual right of return for non-conformity with product quality specifications, even though we and our contract manufacturers test, inspect and validate that all products meet contractual quality specifications prior to shipment. In 2006, we deferred Exubera revenue over the contractual right of return period (60 days) because our first shipments commenced in the beginning of the year and we did not have sufficient historical returns data to reasonably estimate product returns. As of June 30, 2007, we have over 18 months of product shipment history and have not had any warranty returns from Pfizer. During the six months ended June 30, 2007, we began estimating Exubera product returns and recognized revenue and costs of goods sold related to the May and June 2007 Exubera shipments which would have previously been deferred for 60 days. As a result, our gross margin increased $3.0 million and net loss per share decreased $0.03.

Income Taxes

We account for income taxes under the liability method in accordance with FASB Statement No. 109, Accounting for Income Taxes, and FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain.

FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon tax authority examination, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

We adopted FIN 48 on January 1, 2007. Upon adoption, we did not recognize an increase or a decrease in the liability for net unrecognized tax benefits, which would be accounted for through retained earnings. Further, we did not have any significant unrecognized tax benefits on the date of adoption.

We have incurred net operating losses since inception and we do not have any significant unrecognized tax benefits. Our policy is to include interest and penalties related to unrecognized tax benefits, if any, within the provision for taxes in the consolidated condensed statements of operations. If we are eventually able to recognize our uncertain positions, our effective tax rate would be reduced. We currently have a full valuation allowance against our net deferred tax asset which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future. Any adjustments to our uncertain tax positions would result in an adjustment of our net operating loss or tax credit carry forwards rather than resulting in a cash outlay.

We file income tax returns in the U.S. as well as California, Alabama, Arizona and various foreign jurisdictions. We are currently not the subject of any income tax examinations. In general, the earliest open year subject to examination is 2002, although depending upon jurisdiction, tax years may remain open, subject to certain limitations.

Note 2—Cash and Cash Equivalents, Short-Term Investments, and Investments in Marketable Securities

Cash, cash equivalents and investments in marketable securities are as follows (in thousands):

	Estimated Fair Value at
	June 30, 2007	December 31, 2006
Cash and cash equivalents	$82,856	$63,760
Short-term investments (less than one year to maturity)	323,933	394,880
Long-term investments (one to two years to maturity)	—	8,337

Total Cash and Available-for-Sale Securities	$406,789	$466,977

Our portfolio of cash and available for sale debt securities include (in thousands):

	Estimated Fair Value at
	June 30, 2007	December 31, 2006
U.S. corporate commercial paper	$213,047	$234,512
Obligations of U.S. corporations	120,838	151,288
Obligations of U.S. government agencies	32,929	27,372
Repurchase agreements	16,141	33,948
Cash and other debt securities	23,834	19,857

Total Cash and Available-for-Sale Securities	$406,789	$466,977

At June 30, 2007, the average portfolio duration was approximately four months and the contractual maturity of any single investment did not exceed twelve months. At December 31, 2006, the average portfolio duration was approximately four months and the contractual maturity of any single investment did not exceed twenty-four months.

Gross unrealized gains on the portfolio were $0.2 million and nil as of June 30, 2007 and December 31, 2006, respectively. Gross unrealized losses on the portfolio were $0.3 million and $ 0.5 million as of June 30, 2007 and December 31, 2006, respectively. We have a history of holding our investments to maturity. Additionally, we have the ability and intent to hold our debt securities to maturity at which time they will be redeemed at full par value. Accordingly, management considers these unrealized losses to be temporary and has not recorded a provision for impairment.

At June 30, 2007 and December 31, 2006, we had letter of credit arrangements with certain financial institutions and vendors including our landlord totaling $2.1 million and $2.6 million, respectively, which are secured by investments of similar amounts.

Note 3—Inventory

Inventory consists of the following (in thousands):

	June 30, 2007	December 31, 2006
Raw materials	$9,668	$8,609
Work-in-process	6,373	4,736
Finished goods	1,187	1,311

Total	$17,228	$14,656

Raw materials primarily include materials used in the production of our PEGylation products. Exubera inhalers are manufactured and supplied by our two contract manufacturers, then drop shipped to our customer. We do not hold inventory of Exubera inhalers; however, work-in-process includes $1.8 million in Exubera inhalation powder inventory at June 30, 2007.

Reserves are determined using specific identification plus an estimated reserve for potential defective or excess inventory based on historical experience or projected usage. Inventories are reflected net of reserves of $5.8 million and $4.7 million as of June 30, 2007 and December 31, 2006, respectively.

Note 4—Workforce Reduction

As part of an overall effort to reduce ongoing operating costs and improve the organizational structure, efficiency and productivity of Nektar, on May 18, 2007, the Board of Directors approved a plan (the “Plan”) to reduce our workforce by approximately 180 employees, or approximately 25 percent of its regular full-time staff. On May 23, 2007, we notified the affected employees impacted by the Plan. The total cost of implementing the Plan is expected to be approximately $8.5 million, comprised of cash payments for severance, medical insurance and outplacement services.

For the three-month period ended June 30, 2007, workforce reduction charges were recorded in the following financial statement lines as follows (in thousands):

Three months ended June 30, 2007
Cost of goods sold	$340
Research and development expense (1)	5,220
General and administrative expense	1,546
Inventory	598

Total workforce reduction charges	$7,704

(1)	Includes $1.6 million of non-commercial operations, manufacturing, and quality and $3.6 million of R&D infrastructure support. No Pulmonary or PEGylation R&D programs were curtailed due to the workforce reduction.

During the second half of 2007, we expect to record an additional $0.8 million related to the severance, medical insurance and outplacement services for employees impacted by the Plan with termination dates longer than two months from the date of notification. The execution of the Plan is expected to be complete by December 31, 2007.

The following table summarizes the activity during the three-month period ended June 30, 2007 and the liability included in Accrued compensation in our Condensed Consolidated Balance Sheet in connection with the Plan as of June 30, 2007 (in thousands):

June 30, 2007
Balance at March 31, 2007	$—
Workforce reduction charges recorded	7,704
Workforce reduction payments	(5,229)

Balance at June 30, 2007	$2,475

Note 5—Convertible Subordinated Notes

The outstanding balance of our Convertible subordinated notes is as follows (in thousands):

	Semi-Annual Interest Payment Dates	June 30, 2007	December 31, 2006
5% Notes due February 2007	August 8, February 8	$—	$36,026
3.5% Notes due October 2007	April 17, October 17	66,627	66,627
3.25% Notes due September 2012	March 28, September 28	315,000	315,000

Total outstanding Convertible subordinated notes		$381,627	$417,653
Less: current portion		(66,627)	(102,653)

Convertible subordinated notes		$315,000	$315,000

Our Convertible subordinated notes are unsecured and subordinated in right of payment to any future senior debt. The carrying value approximates fair value for both periods presented. Costs related to the issuance of these convertible notes are recorded in Other assets in our Condensed Consolidated Balance Sheets and are generally amortized to interest expense on a straight-line basis over the contractual life of the notes. The unamortized deferred financing costs were $6.2 million and $7.3 million as of June 30, 2007 and December 31, 2006, respectively.

Our 5% Convertible subordinated notes were repaid on February 7, 2007. There are no remaining deferred financing costs related to the 5% Convertible subordinated notes.

Note 6—Significant Collaborative Research and Development Agreements

On March 30, 2007 and May 24, 2007, respectively, Nektar and Pfizer executed interim agreements for joint development, clinical supply and clinical testing relating to the next generation insulin (NGI) program. The NGI program includes a newly designed pulmonary inhaler and an insulin powder formulation.

In connection with the March 30, 2007 agreement, we received a $17.6 million payment from Pfizer in April 2007 for reimbursement of development costs incurred by Nektar from 2004 through January 31, 2007, as well as the shipment of small quantities of insulin powder formulation. In connection with the May 24, 2007 agreement, we agreed to invoice Pfizer $7.1 million for NGI development activities from February 2007 though April 2007, which we subsequently collected in July 2007.

We accounted for these non-refundable payments as upfront fees and recorded these amounts as Deferred revenue in our Condensed Consolidated Balance Sheets. We are amortizing the deferred revenue over the expected life of the NGI program.

Also under the terms of the May 24, 2007 agreement with Pfizer, we will be reimbursed for the cost of work performed on a revenue per annual full-time equivalent (FTE) basis, plus out-of-pocket third party costs.

Note 7—Commitments and Contingencies

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

To date we have not incurred costs to defend lawsuits or settle claims related to these indemnification obligations. If any of our indemnification obligations is triggered, we may incur substantial liabilities. Because the obligated amount under these agreements is not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. No liabilities have been recorded for these obligations on our Condensed Consolidated Balance Sheets as of June 30, 2007 or December 31, 2006.

License, Manufacturing and Supply Agreements for Products Based on our PEGylation Technology

As part of our license, manufacturing and supply agreements with our partners for the development or manufacture and supply of PEG reagents based on our PEGylation Technology, we generally agree to defend, indemnify and hold harmless our partners from and against third party liabilities arising out of the agreement, including product liability and infringement of intellectual property. The term of these indemnification obligations is generally perpetual any time after execution of the agreement. There is no limitation on the potential amount of future payments we could be required to make under these indemnification obligations. We have never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. If any of our indemnification obligations is triggered, we may incur substantial liabilities. Because the obligated amount of this agreement is not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations in our Condensed Consolidated Balance Sheets as of June 30, 2007 or December 31, 2006.

Note 8—Stock-Based Compensation

Total stock-based compensation costs were recorded in the following income statement and balance sheet lines items of our Condensed Consolidated Financial Statements:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Cost of goods sold	$485	$653	$1,010	$907
Research and development expense	2,187	3,354	5,299	5,669
General and administrative expense	1,745	10,485	4,414	14,819

Total stock-based compensation expense	4,417	14,492	10,723	21,395
Net Inventory Change	(9)	(96)	57	204

Total stock-based compensation costs	$4,408	$14,396	$10,780	$21,599

During 2006, we issued performance based RSU awards totaling approximately 1,010,000 shares of our common stock to certain employees. These awards vest based upon achieving three per-determined performance milestones. During the three month-period ended June 30, 2007, one of the three milestones was achieved and approximately 174,000 shares were fully vested and released.

The total unrecognized expense related to unvested stock-based compensation arrangements under the Option Plans is expected to be recognized as follows:

Fiscal Year	(in thousands)
2007 (remaining 6 months)	$7,357
2008	11,754
2009	8,775
2010	5,862
2011 and thereafter	2,387

$36,135

Note 9—Net Loss Per Share

Basic net loss per share is calculated based on the weighted-average number of common shares outstanding during the periods presented. For all years presented in the Condensed Consolidated Statements of Operations, the net loss available to common stockholders is equal to the reported net loss. Basic and diluted net loss per share are the same due to our historical net losses and the requirement to exclude potentially dilutive securities which would have an anti-dilutive effect on net loss per share. The weighted average of these potentially dilutive securities has been excluded from the diluted net loss per share calculation and are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Convertible debentures and notes	15,958	16,897	16,155	16,897
Stock options and restricted stock units	10,768	6,287	10,271	6,369
Warrants	—	20	—	20

Total	26,726	23,204	26,426	23,286

Note 10—Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income and includes the following components (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net loss, as reported	$(27,510)	$(62,831)	$(53,183)	$(96,302)
Change in net unrealized gains on available-for-sale securities	92	219	347	252
Currency translation adjustment	72	106	58	46

Total comprehensive loss	$(27,346)	$(62,506)	$(52,778)	$(96,004)

The components of Accumulated other comprehensive income are as follows (in thousands):

	June 30, 2007	December 31, 2006
Unrealized losses on available-for-sale securities	$(152)	$(499)
Translation adjustment	619	561

Total accumulated other comprehensive income	$467	$62

Note 11—Subsequent Events

On August 1, 2007, we entered into a Co-Development, License and Co-Promotion Agreement (the “Agreement”) with Bayer Healthcare LLC, with regard to further development and commercialization of NKTR-061 (inhaled amikacin). Under the terms of the Agreement, we will co-promote the Amikacin Product Candidate in the United States with Bayer and we have granted Bayer an exclusive, royalty-bearing license for the Amikacin Product Candidate in all other countries of the world. As part of this agreement, we will receive milestone payments of up to $175 million associated with the successful development and commercialization of NKTR-061. This includes an upfront payment of $50 million.

Bayer will fund all clinical development of the Amikacin Product Candidate following the completion of the ongoing Phase II clinical studies that we are currently conducting (other than $10 million of Phase III clinical trial costs to be reimbursed by Nektar following the payment by Bayer of a $10 million development milestone), all world-wide regulatory filings, approvals and related activities, further development of formulated Amikacin, and final product packaging. We will fund the ongoing clinical development of the Amikacin Product Candidate through the completion of current ongoing Phase II clinical studies and the further development of the nebulizer device through the completion of the Phase III clinical trials.

For more details regarding the terms and conditions of our agreement with Bayer, please refer to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2007.

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

Overview

We are a biopharmaceutical company with a mission to develop breakthrough products that make a difference in patients’ lives. We create differentiated, innovative products by applying our platform technologies to established or novel medicines. Our two leading technology platforms are Pulmonary Technology and PEGylation Technology. Ten products using these technology platforms have received regulatory approval in the U.S. or the EU.

We create or enable potential products in two ways. First, we develop products in collaboration with pharmaceutical and biotechnology companies that seek to improve and differentiate their products. Second, we apply our technologies to already approved drugs to create and develop our own differentiated, proprietary programs. Our proprietary programs are designed to target serious diseases in novel ways. We believe our proprietary product candidates and development programs have the potential to raise the standards of current patient care by improving one or more performance parameters including efficacy, safety and ease-of-use.

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

We continue to make significant investments in our proprietary product development programs which comprise a substantial portion of our research and development spending. Our strategy is to develop a portfolio of proprietary product candidates that is intended to address critical unmet medical needs by exploiting our know-how and technology in combination with established medicines. We intend to develop some of these programs in partnership with pharmaceutical and biotechnology companies in various stages of their development in an effort to help fund the investment of our proprietary development programs. Our decision as to when to seek partners for our proprietary product development programs will be made on an individual program basis and such decisions will have an important impact on our future revenues, research and development spending, and financial position.

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

We currently depend on sales to Pfizer for a significant portion of our revenues primarily from the manufacture and sale of Exubera inhalers and inhalation powder. Total revenue from Pfizer, including Exubera commercial products and contract research revenue, was approximately $43.7 million and $108.4 million, representing 66% and 72% of total revenue, during the three-month and six-month periods ended June 30, 2007, respectively. Pfizer’s commercialization of Exubera has proceeded slower than planned with Pfizer commencing direct-to-consumer advertising just recently in July 2007. Exubera sales to end-users have not been significant to date, and because Pfizer is responsible for all Exubera sales and marketing, it is very difficult for us to predict the level of future Exubera sales to end-users. There are substantial risks and uncertainties with respect to the commercial success of Exubera, including physician and patient education and experiences, the overall effectiveness of Pfizer’s sales and marketing efforts, third party payor reimbursement, country specific pricing approvals, manufacturing and supply execution, and other risks and uncertainties identified in this report.

We are currently the exclusive supplier of Exubera inhalers and inhalation powder and we receive revenues for these manufacturing activities from Pfizer on a cost-plus basis. We have been manufacturing Exubera inhalation powder and inhalers at commercial scale since early 2006. Because the commercial launch and sales levels of Exubera by Pfizer has been much slower than originally planned, Pfizer has built substantial Exubera inventory. As a result, we have worked with Pfizer to reduce Exubera manufacturing volumes in the second half of 2007 to address the current inventory and demand imbalance while maintaining sufficient future Exubera manufacturing capacity. We currently expect that this lower level of manufacturing activity will continue throughout 2008 and beyond depending on the future level of Pfizer’s Exubera sales.

To fund the expense related to our research and development activities, we have raised significant amounts of capital through the sale of our equity and convertible debt securities. As of June 30, 2007, we had approximately $410.3 million in indebtedness. Our ability to meet the repayment obligations of this debt is dependent upon our and our partners’ ability to develop, obtain regulatory approvals, and successfully commercialize products. Even if we are successful in this regard, we may require additional capital to repay our debt obligations as they become due.

In the second quarter of 2007, as part of an overall effort to reduce ongoing operating costs and improve the organizational structure, efficiency and productivity of Nektar, we commenced the implementation of a plan to reduce our work force by approximately 25%. The total cost of the Plan is expected to be approximately $8.5 million, comprised of cash payments for severance, medical insurance and outplacement services. For additional information, please refer to Note 4 of the Notes to Condensed Consolidated Financial Statements. We will continue to evaluate our ongoing spending levels and explore ways to reduce operating costs.

Recent Developments

On August 1, 2007, we entered into an agreement with Bayer Healthcare LLC to develop and commercialize NKTR-061 (inhaled amikacin). NKTR-061 is under development for adjunctive treatment of Gram-negative pneumonias that often lead to significant morbidity and mortality. This therapy utilizes our proprietary Pulmonary Technology to deliver a specially-formulated amikacin, an aminoglycoside antibiotic, for inhalation deep into the lung.

Bayer will fund all clinical development of the Amikacin Product Candidate following the completion of the ongoing Phase II clinical studies that we are currently conducting (other than $10 million of Phase III clinical trial costs to be reimbursed by Nektar following the payment by Bayer of a $10 million development milestone), all world-wide regulatory filings, approvals and related activities, further development of formulated Amikacin, and final product packaging. We will fund the ongoing clinical development of the Amikacin Product Candidate through the completion of current ongoing Phase II clinical studies and the further development of the nebulizer device through the completion of the Phase III clinical trials.

As part of this agreement, we will receive milestone payments of up to $175 million associated with the successful development and commercialization of NKTR-061. This includes an upfront payment of $50 million. Subsequent to the successful clinical and regulatory development of the product, we have agreed to co-promote the product with Bayer Healthcare in the United States and to share profits. For sales outside the United States, we will receive tiered performance royalties up to a maximum of 30%.

Research and Development Activities

Our product pipeline includes both partnered and proprietary development programs. We have ongoing collaborations or licensing arrangements with more than thirty biotechnology and pharmaceutical companies to provide our technologies and development expertise. Our technologies are currently being used in ten approved products in the US or EU or both, in two partner programs that have been filed with the FDA and twelve development programs in human clinical trials.

The length of time that a development program is in a given phase varies substantially according to factors relating to the development program, such as the type and intended use of the product candidate, the clinical trial design, and the ability to enroll suitable patients. Generally, for partnered programs, advancement from one phase to the next and the related costs to do so is dependent upon factors that are primarily controlled by our partners.

Our portfolio of development programs is based on our Pulmonary Technology and PEGylation Technology platforms. Within each major category, we have both partnered and proprietary development programs. The estimated completion dates and costs for our programs are not reasonably certain. Please refer to the Risk Factors for discussion of the risks associated with our partnered and proprietary development programs.

In connection with our research and development for partner products and development programs, we earned $16.6 million and $28.6 million in contract research revenue for the three-month and six-month periods ended June 30, 2007, respectively, and $13.1 million and $29.1 million in contract research revenue for the three-month and six-month periods ended June 30, 2006, respectively.

The costs incurred in connection with these programs, including allocations of facilities, cGMP quality programs and other shared costs, is as follows (in millions):

		Three months ended June 30,		Six months ended June 30,
Molecule	Status as of June 30, 2007 (1)	2007	2006	2007	2006
Pulmonary
Partnered Products and Development Programs
Next generation inhaled insulin (NGI)(2)	Pre-Clinical	$8.0	$5.0	$16.5	$7.4
Tobramycin inhalation powder (TIP) (3)	Phase 3	4.3	3.3	8.2	6.2
Exubera® (insulin human [rDNA origin]) Inhalation Powder (2)	Approved in US, EU, Brazil, and Mexico	1.7	5.6	6.4	10.9
Other partnered product candidates	Various	3.2	3.5	7.0	7.5
Proprietary Development Programs
NKTR-061 (inhaled amikacin)	Phase 2	4.4	3.4	6.8	6.7
NKTR-024 (amphotericin B inhalation powder)(4)	Phase 1 (pre-pivotal)	0.3	6.7	4.2	11.0
Other proprietary product candidates	Various	1.9	2.9	3.8	3.2
Technology platform	Various	3.3	3.0	5.9	6.5

Total Pulmonary		$27.1	$33.4	$58.8	$59.4

PEGylation
Partnered Products and Development Programs	Various	$1.7	$0.2	$3.4	$1.5
Proprietary Development Programs
NKTR-118 (oral PEG-naloxol)	Phase 1	3.3	0.7	3.8	1.3
NKTR-102 (PEG-irinotecan)	Phase 1	1.5	1.6	2.5	2.2
Other proprietary product candidates	Various	2.2	3.1	4.8	4.4

Total PEGylation		$8.7	$5.6	$14.5	$9.4

Other	Various	—	1.6	—	3.2
Workforce Reduction Charges (5)	n/a	5.2	—	5.2	—

Total Research and Development Expense		$41.0	$40.6	$78.5	$72.0

(1)	Status definitions are:

Approved—regulatory approval to market and sell product obtained in the U.S., EU or other countries.

Phase 3 or Pivotal—Product in large-scale clinical trials conducted to obtain regulatory approval to market and sell a drug.

Phase 2—Product in clinical trials to establish dosing and efficacy in patients.

Phase 1—Product in clinical trials typically in healthy subjects to test safety.

Pre-clinical—Group of studies that test a drug on animals and other nonhuman test systems. This testing is conducted to gain more data about the pharmaceutical’s efficacy and safety before tests on humans can begin.

(2)	Pfizer Inc. is our partner in the NGI and Exubera programs.
(3)	Novartis Pharma AG is our partner in the TIP program.
(4)	Future expenditures curtailed pending partner deal for the product.
(5)	Workforce reduction charge includes severance for personnel that support our research & development activities, including $1.6 million related to non-commercial operations, manufacturing and quality and $3.6 million related to R&D infrastructure support.

Results of Operations

Three-months and Six-months Ended June 30, 2007 and 2006

Revenue (in thousands except percentages)

	Three months ended June 30,		Increase / (Decrease) 2007 vs 2006	Percentage Increase / Decrease 2007 vs 2006
	2007	2006
Product sales and royalties	$49,302	$47,147	$2,155	5%
Contract research	16,615	13,076	3,539	27%

Total revenue	$65,917	$60,223	$5,694	9%

	Six months ended June 30,		Increase/ (Decrease) 2007 vs 2006	Percentage Increase / Decrease 2007 vs 2006
	2007	2006
Product sales and royalties	$122,321	$60,043	$62,278	>100%
Contract research	28,612	29,139	(527)	(2%)

Total revenue	$150,933	$89,182	$61,751	69%

We are currently the exclusive supplier of Exubera inhalers and inhalation powder to Pfizer and we depend on these product sales for a significant portion of our revenues. Total revenue from Pfizer, including Exubera commercial products and contract research revenue, was approximately $43.7 million and $108.4 million, representing 66% and 72% of total revenue, during the three-month and six-month periods ended June 30, 2007, respectively. Pfizer represented 70% and 61% of our revenue for the three-month and six-month periods ended June 30, 2006, respectively.

The increase in total revenue for the three-month period ended June 30, 2007 as compared to the three-month period ended June 30, 2006 is primarily due to increased product sales from our PEGylation partners. The increase in total revenue for the six-month period ended June 30, 2007 as compared to the same period in 2006 was primarily due to an increase in Exubera product sales revenue. Our first shipments of Exubera inhalers and inhalation powder began in January 2006. At that time we did not have sufficient historical returns data to reasonably estimate product returns; therefore, we deferred Exubera revenue over the contractual right of return period (60 days). On January 1, 2007, we began recognizing Exubera product sales revenue upon shipment. As a result, the six-month period ended June 30, 2006 includes four months of revenue related to Exubera product shipments, while the six-month period ended June 30, 2007 includes eight months of revenue related to Exubera product shipments. The four month difference represents approximately $45.6 million of the increase in total revenue for the six-month period ended June 30, 2007 as compared to same period in 2006.

We have manufactured Exubera inhalation powder and inhalers at commercial scale since early 2006. Because the commercial launch and sales levels of Exubera by Pfizer has been much slower than anticipated, Pfizer has built substantial Exubera inventory. As a result, we have been working with Pfizer to reduce Exubera manufacturing volumes for the second half of 2007 to address the current inventory and demand imbalance while maintaining sufficient future Exubera manufacturing capacity. While we have experienced an increase in Exubera product sales during first half of 2007, we expect total revenue and product sales revenue to be lower for the second half of 2007 due to reduced Exubera product sales to Pfizer as a result of reduced Exubera manufacturing volumes. Further, we currently anticipate that total revenue and product sales revenue for the fiscal year 2008 will likely be significantly lower when compared to the fiscal year 2007 due to a continued decline in our sales to Pfizer resulting from slower than expected sales of Exubera by Pfizer and Pfizer’s build-up of Exubera product inventory.

Product sales and royalties

The increase in product sales and royalties for the three month-period ended June 30, 2007 as compared to the same period in 2006 is primarily due to increased manufacturing activities related to partner products based on our PEGylation Technology.

Product sales and royalties increased $62.3 million during the six-month period ended June 30, 2007 compared to the same period in 2006 primarily due to a significant increase in Exubera product revenue. Also, prior to January 1, 2007, we had deferred recognition of Exubera product revenue and related costs of goods sold until the expiration of the 60 day contractual right of return related to non-conformity with product quality specifications because we did not have sufficient historical return data necessary to reasonably estimate warranty product returns. During the six month-period ended June 30, 2006, we recognized Exubera product sales revenue for shipments from January through April and deferred May and June Exubera product sales revenue.

After 12 months of product shipments, we had not experienced any Exubera warranty product returns. Therefore as of January 1, 2007, we began recognizing Exubera product sales and related cost of goods sold upon shipment. As a result, we recognized Exubera product sales revenue of $22.7 million related to the May and June 2007 shipments during the six-month period ended June 30, 2007, which would have previously been deferred for 60 days if it had occurred in 2006. In addition, during the six-month period ended June 30, 2007, we recognized $22.9 million of product sales that were deferred at December 31, 2006.

Contract research

Contract research revenue includes reimbursed research and development expenses as well as the amortization of deferred up-front and milestone payments received from our collaboration partners, including Pfizer Inc., Novartis Pharma AG and Bayer Healthcare.

We expect contract research revenue to fluctuate from year to year, which makes it difficult to accurately estimate future contract research revenue. The level of contract research revenues depends in part upon the continuing existing collaborations, establishing new collaborations, and achieving milestones under current and future agreements.

During the three–month period ended June 30, 2007, contract research revenue from Pfizer under our interim service agreements to develop the next generation inhaled insulin (NGI) increased by approximately $4.7 million and contract research revenue from Novartis Pharma AG under our collaboration agreement to development a Tobramycin inhalation powder (TIP) increased by approximately $1.6 million. These increases in contract research revenue were partially offset by decreased contract research revenue from Pfizer related to Exubera of $3.5 million.

During the six-month period ended June 30, 2007, contract research revenue from Pfizer related to Exubera decreased by approximately $10.2 million. The decrease in contract research revenue related to the Exubera program was partially offset by increases of $4.7 million from Pfizer related to the NGI program and $4.3 million from Novartis Pharma AG related to the TIP program.

Cost of Goods Sold and Gross Margin (in thousands except percentages)

	Three months ended June 30,		Increase / (Decrease) 2007 vs 2006	Percentage Increase / Decrease 2007 vs 2006
	2007	2006
Cost of goods sold	$39,490	$36,773	$2,717	7%
Product gross margin	$9,812	$10,374	$(562)	(5%)
Product gross margin %	20%	22%

	Six months ended June 30,		Increase / (Decrease) 2007 vs 2006	Percentage Increase / Decrease 2007 vs 2006
	2007	2006
Cost of goods sold	$96,012	$45,768	$50,244	>100%
Product gross margin	$26,309	$14,275	$12,034	84%
Product gross margin %	22%	24%

The increase in cost of goods sold for the three-month and six-month periods ended June 30, 2007 as compared to the three-month and six-month periods ended June 30, 2006, was primarily due to a significant increase in Exubera product sales. Also, prior to January 1, 2007, we had deferred recognition of Exubera product revenue and the related cost of goods sold until the expiration of the 60 day contractual right of return related to non-conformity with product quality specifications because we did not have sufficient historical return data necessary to reasonably estimate product returns. After 12 months of Exubera product shipments, we had not experienced any product returns. Therefore as of January 1, 2007, we began recognizing Exubera revenue and the related cost of goods sold upon shipment. As a result, during the six-month period ended June 30, 2007, we recognized $19.7 million of costs of goods sold related to the May and June 2007 shipments which would have previously been deferred for 60 days if such shipments had occurred during the same period of 2006. Additionally, during the six-month period ended June 30, 2007, we recognized $17.6 million of cost of goods sold that was deferred at December 31, 2006. Accordingly, our costs of goods sold for the six-month period ended June 30, 2007 will likely not be representative of quarterly costs of goods sold for future periods.

During the three-month period ended June 30, 2007 compared to the three-month period ended June 30, 2006, the product gross margin as a percentage of product sales and royalties decreased due to lower margins on Exubera product sales.

During the six-month period ended June 30, 2007 compared to the same period in 2006, increased Exubera sales contributed an additional $10.5 million and PEGylation product sales contributed an additional $2.2 million of gross margin. The product gross margin as a percentage of product sales and royalties decreased during the six-month period ended June 30, 2007 compared to the six-month period ended June 30, 2006 due to the increased Exubera product sales as a percentage of total product sales and royalties.

Research and Development Expenses (in thousands except percentages)

	Three months ended June 30,		Increase / (Decrease) 2007 vs 2006	Percentage Increase / Decrease 2007 vs 2006
	2007	2006
Research and development	$41,000	$40,610	$390	1%

	Six months ended June 30,		Increase / (Decrease) 2007 vs 2006	Percentage Increase / Decrease 2007 vs 2006
	2007	2006
Research and development	$78,492	$72,011	$6,481	9%

We expense all research and development expenses as they are incurred.

During the three-month period ended June 30, 2007, research and development expense includes $5.2 million in workforce reduction charges recorded in connection with the implementation of a plan to reduce ongoing operating costs. This charge primarily includes severance for personnel that support our research and development activities, including $1.6 million of non-commercial operations, manufacturing and quality controls and $3.6 million of R&D infrastructure and support. For additional information, please refer to Note 4 of the Notes to Condensed Consolidated Financial Statements.

Research and development costs, net of the workforce reduction charges, decreased by approximately $4.8 million during the three-month period ended June 30, 2007 as compared to the same period in 2006. The decrease is primarily related to $6.4 million reduction as a result of discontinuing clinical development for the amphotericin B inhalation powder program. The decreased spending for our proprietary programs based on our Pulmonary Technology is partially off-set by approximately $1.6 million of increased spending for our proprietary product development programs based on our PEGylation Technology.

During the six-month period ended June 30, 2007, we increased spending in our research and development programs based on our PEGylation technology by approximately $5.1 million and recorded workforce reduction charges of $5.2 million. These increases are partially off-set by $3.2 million decrease in spending in non-PEGylation and non-Pulmonary research and development programs. Additionally, we increased spending in the NGI and TIP Pulmonary research and development programs by approximately $9.1 million and $2.0 million, respectively. The increased spending in the NGI and TIP programs was offset by decreased spending in our amphotericin B inhalation and other Pulmonary programs, resulting in a net decrease in Pulmonary research and development spending of $0.6 million.

General and Administrative Expenses (in thousands except percentages)

	Three months ended June 30,		Increase / (Decrease) 2007 vs 2006	Percentage Increase / Decrease 2007 vs 2006
	2007	2006
General and administrative	$13,178	$27,083	$(13,905)	(51)%

	Six months ended June 30,		Increase / (Decrease) 2007 vs 2006	Percentage Increase / Decrease 2007 vs 2006
	2007	2006
General and administrative	$29,913	$47,456	$(17,543)	(37)%

General and administrative expenses are associated with administrative staffing, business development and marketing.

During the three-month period ended June 30, 2007, we recorded $1.5 million in workforce reduction charges in connection with the plan to reduce ongoing operating costs. For additional information, please refer to Note 4 of the Notes to Condensed Consolidated Financial Statements.

General and administrative expenses, net of the workforce reduction charges recorded in 2007, decreased by approximately $15.5 million for the three-month period ended June 30, 2007, as compared to the same period in 2006. The decrease is primarily attributable to $9.0 million of stock-based compensation related to executive severance and $1.0 million in Nektar UK lease restoration costs recorded during the three-month period ended June 30, 2006. Additionally, professional fees and outside services decreased by approximately $1.7 million in the three-month period ended June 30, 2007 compared to the three-month period ended June 30, 2006.

General and administrative expenses, net of the workforce reduction charges recorded in 2007, decreased by approximately $19.1 million for the six-month period ended June 30, 2007, as compared to 2006. The decrease is primarily attributable to $11.2 million in stock-based compensation expense related to executive severance and $2.1 million in Nektar UK general and administrative expenses recorded during the six-month period ended June 30, 2006. Additionally, professional and outside services decreased by approximately $3.7 million in the six-month period ended June 30, 2007 compared to the six-month period ended June 30, 2006.

Litigation Settlement (in thousands except percentages)

	Three-months ended June 30,		Increase / (Decrease) 2007 vs 2006	Percentage Increase / Decrease 2007 vs 2006
	2007	2006
Litigation Settlement	$—	$17,710	$(17,710)	(100)%

	Six–months ended June 30,		Increase / (Decrease) 2007 vs 2006	Percentage Increase / Decrease 2007 vs 2006
	2007	2006
Litigation Settlement	$—	$17,710	$(17,710)	(100)%

On June 30, 2006, we, our subsidiary Nektar Therapeutics AL (Nektar AL), and a former officer, Milton Harris, entered into a Settlement Agreement and General Release (Settlement Agreement) with the University of Alabama Huntsville (UAH) related to an intellectual property dispute. Under the terms of the Settlement Agreement, the Company, Nektar AL, Mr. Harris and UAH agreed to full and complete satisfaction of all claims asserted in the litigation in exchange for $25.0 million in cash payments. We recorded a litigation settlement charge of $17.7 million during the three-month and six-month periods ended June 30, 2006 which reflects the net present value of the settlement payments.

Liquidity and Capital Resources

We had cash, cash equivalents and investments in marketable securities of $406.8 million and indebtedness of $410.3 million, including $381.6 million of convertible subordinated notes, $20.1 million in capital lease obligations and $8.6 million in other long-term liabilities as of June 30, 2007.

We have financed our operations primarily through revenue from product sales and contract research and development, public and private placements of debt and equity securities and financing of equipment acquisitions and certain tenant leasehold improvements. We do not utilize off-balance sheet financing arrangements as a source of liquidity or financing.

Cashflow Activities

During the six-month period ended June 30, 2007, net cash used in operating activities was $14.7 million. To date, revenue has not been sufficient to cover our expenses and we are not generating positive cash flow through our operations. During the six-month period ended June 30, 2007, net cash used in operating activities decreased by approximately $56.8 million compared to the six-month period ended June 30, 2006. The decrease in cash used in operations is primarily attributable to increased accounts receivable collections of approximately $32.6 million as a result of increased product sales and $10.0 million decrease in University of Alabama settlement payments during the six-month period ended June 30, 2007 compared to the six-month period ended June 30, 2006. During the first half of 2007, we purchased $11.5 million of property and equipment and repaid $36.8 million of our convertible subordinated notes and other debt obligations. These uses of cash were partially offset by $2.7 million in cash collected from employees for the purchase of common stock.

During the six-month period ended June 30, 2006, net cash used in operating activities was $71.5 million. We purchased $11.5 million of property and equipment. These uses of cash were offset by $11.9 million in proceeds from the issuance of common stock to employees.

We expect to use a substantial portion of our cash to fund our on-going operations over the next few years and to repay our $410.3 million of indebtedness outstanding as of June 30, 2007, including $66.6 million of convertible subordinated notes due in October 2007.

Contractual Obligations

During the six-month period ended June 30, 2007, other than the repayment of our 5% convertible subordinated notes balance of $36.0 million, there has not been a material change to the summary of contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2006.

Critical Accounting Policies and Management’s Estimates

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the result of which form our basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources, and evaluate our estimates on an ongoing basis. Actual results may differ from those estimates under different assumptions or conditions. Accounting policies and estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 1, Organization and Summary of Significant Accounting Policies, to our consolidated audited financial statements in our December 31, 2006 Form 10-K.

During the six-month period ended June 30, 2007, we began estimating Exubera product warranty returns and adopted FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes”.

Revenue Recognition

On January 1, 2007, we began recognizing Exubera revenue upon shipment of product. Prior to January 1, 2007, we deferred Exubera revenue until the expiration of Pfizer’s 60-day contractual right of return for non-conformity with product quality specifications, even though we and our contract manufacturers test, inspect and validate that all products meet contractual quality specifications prior to shipment. In 2006, we deferred Exubera revenue over the contractual right of return period (60 days) because our first shipments commenced in the beginning of the year and we did not have sufficient historical returns data to reasonably estimate product returns. As of June 30, 2007, we have over 18 months of product shipment history and have not had any warranty returns from Pfizer. During the six months ended June 30, 2007, we began estimating Exubera product returns and recognized revenue and costs of goods sold related to the May and June 2007 Exubera shipments which would have previously been deferred for 60 days. As a result, our gross margin increased $3.0 million and net loss per share decreased $0.03.

Income Taxes

We account for income taxes under the liability method in accordance with FASB Statement No. 109, Accounting for Income Taxes, and FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon tax authority examination, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

On January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). Adoption of FIN 48 had no impact on our consolidated financial position, results of operations, cash flows or our effective tax rate. However, revisions to the estimated net realizable value of the deferred tax asset in the future could cause our provision for income taxes to vary significantly from period to period.

At June 30, 2007, we had significant federal and state net operating loss and research credit carry forwards which were offset by a full valuation allowance, due to our inability to estimate long-term future taxable income with a high level of certainty. Upon adoption of FIN 48, we did not recognize an increase or a decrease in the liability for net unrecognized tax benefits, which would be accounted for through retained earnings. Further, we did not have any significant unrecognized tax benefits on the date of adoption. We historically accrued for uncertain tax positions in deferred tax assets as we have been in a net operating loss position since inception and any adjustments to our tax positions would result in an adjustment of our net operating loss or tax credit carry forwards rather than resulting in a cash outlay. If the Company is eventually able to recognize these uncertain positions, our effective tax rate would be reduced. We currently have a full valuation allowance against our net deferred tax asset which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future.

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

Stock-Based Compensation

We use the Black-Scholes option valuation model adjusted for the estimated historical forfeiture rate for the respective grant to determine the estimated fair value of our stock-based compensation arrangements on the date of grant (“grant date fair value”) and expense this value ratably over the estimated life of the option or performance period of the RSU award. The Black-Scholes option pricing model requires the input of highly subjective assumptions. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models may not provide a reliable single measure of the fair value of our employee stock options or common stock purchased under our employee stock purchase plan. In addition, management continually assesses these assumptions and methodologies used to calculate the estimated fair value of stock-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies, and which could materially impact our fair value determination.

Further, we have issued performance based RSU awards totaling approximately 1,010,000 shares of our common stock to certain employees. These awards vest based upon achieving three pre-determined performance milestones. During the three-month period ended June 30, 2007, one of the three milestones was achieved and approximately 174,000 shares were fully vested and released.

We are expensing the grant date fair value of the awards ratably over the expected performance period. The total grant date fair value of the RSU awards was $19.8 million, including $4.0 million for the first milestone, $7.9 million for the second milestone, and $7.9 million for the third milestone. Evaluating and estimating the appropriate timing related to the achievement of the two remaining performance milestones is highly subjective and requires periodic reassessment of the timing and volume of future Exubera product sales and the timing related to the achievement certain proprietary drug development events. Actual achievement of these performance milestones or changes in facts and circumstances may cause significant fluctuations in expense recognition between reporting periods and would result in changes in the timing and amount of expense recognition related to these RSU’s.

For example, in the first quarter of 2007, we revised our estimates regarding the probable expected achievement dates for the two remaining milestones. As a result of this change in estimate, we expensed approximately $0.7 million less in the three-month period ended March 31, 2007 than the prior quarter related to one of these performance milestones. For the second performance milestone, we had previously determined in the three-month period ended September 30, 2006 that vesting was not probable under a Statement of Financial Accounting Standards No. 5, Accounting for Contingencies definition and reversed all previously recognized expense. However, due to certain changes in our product pipeline development efforts, we determined that the performance milestone was probable of achievement by the end of the first quarter in 2010. As a result we recorded a $2.0 million cumulative catch-up adjustment of additional stock compensation expense in the three-month period ended March 31, 2007.

Issuer Purchases of Equity Securities

There were no purchases of any class of our equity securities by us or any affiliate pursuant to any publicly announced repurchase plan in the six-month period ended June 30, 2007.

Approval of Non-Audit Services

During the six-month period ended June 30, 2007, the Audit Committee of the Board of Directors approved nil in non-audit related services to be provided by Ernst & Young LLP, our independent registered public accounting firm.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our market risks at June 30, 2007 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2006 on file with the Securities and Exchange Commission.

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

Changes in Internal Control Over Financial Reporting

Nektar continuously seeks to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the company. However, there was no change in our internal control over financial reporting that occurred during the three month period ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, Nektar’s internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

Reference is hereby made to our disclosures in “Legal Matters” under Note 5 of the Notes to Condensed Consolidated Financial Statements and the information under the heading “Legal Matters” is incorporated by reference herein.

Item 1A.	Risk Factors

We are providing the following cautionary discussion of risk factors, uncertainties and possibly inaccurate assumptions that we believe are relevant to our business. These are factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results and our forward-looking statements. We note these factors for investors as permitted by Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider this section to be a complete discussion of all potential risks or uncertainties that may substantially impact our business. We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under “Item 1A. Risk Factors” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2007 for the annual period ending December 31, 2006.

*Our revenue and results of operations depend on sales to Pfizer.

We currently depend on Pfizer for a significant portion of our revenues. Revenue from Pfizer represented 66% and 72% of our total revenue for the three-month and six-month periods ended June 30, 2007, respectively. We anticipate a significant portion of our future revenue will come from the commercial manufacture and sale of Exubera inhalers and inhalation powder to Pfizer. Our royalty revenue for Exubera depends on Pfizer’s Exubera sales and its cost of goods sold for Exubera. Our royalty revenue from Exubera will only increase if the Pfizer’s sales of Exubera increase. Pfizer’s commercialization of Exubera to date has progressed much slower than originally estimated. Pfizer has sole responsibility for the sales and marketing of Exubera, and as a result, it is very difficult for us to predict future Exubera sales.

*Pfizer’s slower than anticipated progress in commercializing Exubera could have a material impact on our revenue, results of operations, and financial condition.

Almost 18 months after Exubera received regulatory approval, Pfizer’s sales of Exubera have not been significant and much slower than anticipated. We do not participate in any way in the sales and marketing of Exubera and therefore have no direct control over the commercial progress and success of Exubera. The future of Exubera will continue to depend on such factors as Pfizer’s investment in the marketing and sales of Exubera including the length and intensity of its direct-to-consumer advertising campaign, physician and patient education and experiences, alternative insulin and diabetes therapies, third party payor reimbursement, country specific pricing approvals, market potential for inhaled insulin, successful product manufacturing and the impact of competition from other diabetes therapies. If sales of Exubera remain at low levels, it could have a material impact on our revenue, results of operations, and financial condition.

*Fluctuations in Exubera inhalation powder manufacturing levels could negatively impact our revenue and results of operations.

We have been manufacturing Exubera inhalers and inhalation powder at commercial scale since early 2006. Because Pfizer’s commercial progress with Exubera has been much slower and less successful than anticipated, Pfizer has built substantial Exubera product inventory. As a result, we have worked with Pfizer to reduce Exubera manufacturing volumes in the second half of 2007 to address the current inventory and demand imbalance while maintaining sufficient future Exubera manufacturing capacity. We currently expect that this lower level of manufacturing activity will continue throughout 2008 depending on the future level of Pfizer’s Exubera sales. Significantly lower levels of future Exubera manufacturing activity would result in reduced Exubera product sales by us to Pfizer and also could result in potential capacity reduction expenses and charges. In addition, if future demand requires us to increase Exubera manufacturing capacity, it could also result in capacity expansion investments.

*Fluctuations in Exubera demand could negatively impact our Exubera inhaler contract manufacturers and negatively impact our revenues, results of operations, and result in capacity fluctuation related expenses and charges.

We depend on two contract manufacturers and their supply chains to manufacture and supply the Exubera inhalers. As a result of significant fluctuations in demand and capacity requirements for Exubera inhalers, we could incur expenses and charges related to either manufacturing capacity decreases or increases. Significant decreases in Exubera inhaler manufacturing could result in expenses related to purchased capital and reduction in manufacturing personnel. Although to date sales of Exubera have been slower than anticipated, if future market demand requires, increasing manufacturing capacity at our contract manufacturers involves significant risks and uncertainties including significant lead time requirements, large capital investments, the recruitment and training of additional qualified personnel, and other operational complexities.

We also depend on the suppliers of our contract manufacturers to provide a large number of component parts for the Exubera inhalers in sufficient quantities and on a timely basis to meet market demand. A failure by one or more of these suppliers to provide sufficient parts or components in accordance with our specifications on a timely basis to meet market demand would limit our Exubera inhaler production capacity and would have a negative impact on our revenue and results of operations.

*Our manufacturing operations and those of our contract manufacturers are subject to governmental regulatory requirements that if not met would have a material negative impact on our revenue, results of operations and financial position.

We and our contract manufacturers are required to maintain compliance with current Good Manufacturing Practices, or cGMP, and are subject to inspections by the FDA or comparable agencies in other jurisdictions to confirm such compliance. We anticipate periodic regulatory inspections of our drug manufacturing facilities and the device manufacturing facilities of our contract manufacturers for compliance with applicable regulatory requirements. The results of these inspections could result in costly manufacturing changes, facility or capital equipment upgrades, or suspension of manufacturing until the FDA is satisfied that the manufacturing and quality control procedures are in substantial compliance with cGMP. Manufacturing delays for us or our contract manufacturers pending resolution of regulatory deficiencies or suspensions would have a significant adverse impact on our revenue and results of operations.

*If Pfizer is unable to manufacture and deliver bulk insulin for powder processing, fill the insulin powder into blister packs for the Exubera inhaler, or package sufficient quantities of the Exubera product to meet market demand, it would significantly and negatively impact our revenues and results of operations.

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

*If we are not successful in developing the next generation pulmonary insulin inhaler device it could negatively impact our revenue and results of operations.

We currently are working with Pfizer on the development of a next generation inhaled insulin device which we believe will be important to maintaining a long term competitive advantage in the inhaled insulin market. The objective of our development efforts with Pfizer is to improve the device portability, convenience, reliability and ease of use. There are significant risks associated with this program including developing the insulin formulation for the next generation inhaler device, design engineering challenges, design for manufacturability and cost effectiveness and clinical development and regulatory considerations. The next-generation insulin inhaler will require regulatory approval which could be a very costly and time consuming process with substantial risk. Competitors with products under development could successfully develop, obtain regulatory approval, and commercialize a more convenient, easy to use, smaller pulmonary insulin inhaler device for insulin which could negatively impact market share for Exubera. If we are not successful in developing a next generation inhaled insulin device on a timely basis or at all, it could result in loss of the inhaled insulin market share which would negatively impact our revenues and results of operations.

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

*If we fail to establish future successful collaborative relationships, then our results of operation and financial condition may be adversely impacted.

We intend to seek future collaborative relationships with pharmaceutical and biotechnology partners to fund some of our research and development expenses and develop and commercialize product candidates. In 2007, we accomplished our goal of completing a partnership based on our Pulmonary Technology with the execution of the Bayer partnership for NKTR-061 on August 1, 2007. In addition, we are also working to achieve a successful partnership based on our PEGylation Technology. The success, timing and terms and conditions of these partnering efforts will affect our revenues and financial results in 2007 and beyond. If we are ultimately not able to negotiate acceptable collaborative arrangements with respect to our existing and future product candidates, or if any arrangements we do negotiate do not include sufficiently favorable commercial terms, we may not receive an adequate return on these investments and our results of operations and financial condition would suffer.

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

*We may incur substantial litigation costs and liabilities, which may adversely affect our business, results of operations and financial position.

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

On June 30, 2006, we entered into a litigation settlement related to an intellectual property dispute with the University of Alabama Huntsville pursuant to which we paid $11 million and agreed to pay an additional $10 million in equal $1 million installments over ten years that began on July 1, 2007.

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

As of June 30, 2007, we had cash, cash equivalents, short-term investments, and investments in marketable securities valued at approximately $406.8 million and approximately $410.3 million of indebtedness including approximately $381.6 million in convertible subordinated notes, $20.1 million in capital lease obligations and $8.6 million of other long-term liabilities. We expect to use a substantial portion of our cash to fund our on-going operations over the next few years and to repay the $66.6 million of convertible subordinated notes due in October 2007. The remaining $315.0 million of convertible subordinated notes will mature in 2012.

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

Our stock price is volatile. During the twelve-month period ended June 30, 2007, based on closing bid prices on the NASDAQ Stock Market, our stock price ranged from $9.32 to $18.53. We expect our stock price to remain volatile. A variety of factors may have a significant effect on the market price of our common stock, including:

•	announcement of Exubera prescription and sales results;

•	clinical trial results or product development delays or delays in product approval or launch;

•	announcements by collaboration partners as to their plans or expectations related to products using our technologies;

•	announcements or terminations of collaborative relationships by us or our competitors;

•	fluctuations in our results of operations;

•	developments in patent or other proprietary rights;

•	announcements of technological innovations or new therapeutic products that may compete with our approved products or products under development;

•	governmental regulation;

•	litigation brought against us or third parties to whom we have indemnification obligations;

•	public concern as to the safety of drug formulations developed by us or others; and

•	general market conditions.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

A.	The annual meeting of the stockholders was held on June 7, 2007.

B.	The following matters were voted upon at the annual meeting:

1.	To elect the following directors to hold office until the 2010 annual meeting of stockholders:

Nominee	In Favor	Withheld
Christopher A. Kuebler	70,329,619	2,905,408
Irwin Lerner	71,437,250	1,797,777
John S. Patton	71,466,303	1,768,724

2.	To ratify the selection by the audit committee of the board of directors of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007.

For	Against	Abstain
71,169,438	1,979,099	86,490

Item 5.	Other Information

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

Exhibit Number	Description of Documents

2.1 (1)	Agreement and Plan of Merger, dated June 4, 1998, by and between Inhale Therapeutic Systems, a California corporation, and Inhale Therapeutic Systems (Delaware), Inc., a Delaware corporation.

2.2 (5)	Recommended Offer, dated December 21, 2000, by Cazenove & Co. on behalf of Nektar Therapeutics for Bradford Particle Design plc.

2.3 (8)	Agreement and Plan of Merger and Reorganization, dated May 22, 2001, by and among Nektar Therapeutics, Square Acquisition Corp., Shearwater Corporation, Certain Shareholders of Shearwater Corporation and J. Milton Harris as Shareholders’ Agent.

2.4 (8)	Amendment to Agreement and Plan of Merger and Reorganization, dated June 21, 2001, by and among Nektar Therapeutics, Square Acquisition Corp., Shearwater Corporation, J. Milton Harris, as Shareholders’ Agent and a Designated Shareholder, and Puffinus, L.P.

3.1 (1)	Certificate of Incorporation of Inhale Therapeutic Systems (Delaware), Inc.

3.2 (1)	Bylaws of Nektar Therapeutics.

3.3 (3)	Certificate of Amendment of the Amended Certificate of Incorporation of Nektar Therapeutics.

3.4 (7)	Certificate of Designation of Series A Junior Participating Preferred Stock of Nektar Therapeutics.

3.5 (9)	Certificate of Designation of Series B Convertible Preferred Stock of Nektar Therapeutics.

3.6 (10)	Certificate of Ownership and Merger of Nektar Therapeutics.

Exhibit Number	Description of Documents

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.

4.2(2)	Indenture, dated February 8, 2000, by and between Nektar Therapeutics, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.

4.3(10)	Specimen Common Stock certificate.

4.4(4)	Specimen warrants to purchase shares of Common Stock.

4.5(6)	Indenture, dated October 17, 2000, by and between Nektar Therapeutics, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.

4.6(7)	Rights Agreement, dated as of June 1, 2001, by and between Nektar Therapeutics and Mellon Investor Services LLC., as Rights Agent.

4.7(7)	Form of Right Certificate.

4.8(11)	Resale Registration Rights Agreement, dated June 30, 2003, by and among Nektar Therapeutics, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Lehman Brothers Inc., Friedman, Billings, Ramsey & Co. Inc. and SG Cowen Securities Corporation

4.9(12)	Resale Registration Rights Agreement, dated October 9, 2003, by and among Nektar Therapeutics and the entities named therein.

4.10(13)	Common Stock Purchase Agreement dated as of August 15, 2005, by and between Nektar Therapeutics and Mainfield Enterprises, Inc.

4.11(13)	Indenture, dated September 28, 2005, by and between Nektar Therapeutics, as Issuer, and J.P. Morgan Trust Company, and National Association, as Trustee.

4.12(13)	Registration Right Agreement, dated as of September 28, 2005, among Nektar Therapeutics and entities named therein.

31.1(14)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(14)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1(14)	Section 1350 Certifications.

(1)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
(2)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 1999.
(3)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(4)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
(5)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 11, 2001.
(6)	Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-3 (No. 333-53678), filed on January 12, 2001.
(7)	Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on June 4, 2001.
(8)	Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on July 10, 2001.
(9)	Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on January 8, 2002.
(10)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 23, 2003.

(11)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on July 2, 2003.
(12)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on November 3, 2003.
(13)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on September 28, 2005. (14)
(14)	Filed herewith.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ Howard W. Robin
Howard W. Robin Chief Executive Officer, President and Director

Date: August 8, 2007

By:	/s/ Louis Drapeau
Louis Drapeau Senior Vice President, Finance, and Chief Financial Officer

Date: August 8, 2007

EXHIBIT INDEX

Except as so indicated in Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Documents

2.1(1)	Agreement and Plan of Merger, dated June 4, 1998, by and between Inhale Therapeutic Systems, a California corporation, and Inhale Therapeutic Systems (Delaware), Inc., a Delaware corporation.

2.2(5)	Recommended Offer, dated December 21, 2000, by Cazenove & Co. on behalf of Nektar Therapeutics for Bradford Particle Design plc.

2.3(8)	Agreement and Plan of Merger and Reorganization, dated May 22, 2001, by and among Nektar Therapeutics, Square Acquisition Corp., Shearwater Corporation, Certain Shareholders of Shearwater Corporation and J. Milton Harris as Shareholders’ Agent.

2.4(8)	Amendment to Agreement and Plan of Merger and Reorganization, dated June 21, 2001, by and among Nektar Therapeutics, Square Acquisition Corp., Shearwater Corporation, J. Milton Harris, as Shareholders’ Agent and a Designated Shareholder, and Puffinus, L.P.

3.1(1)	Certificate of Incorporation of Inhale Therapeutic Systems (Delaware), Inc.

3.2(1)	Bylaws of Nektar Therapeutics.

3.3(3)	Certificate of Amendment of the Amended Certificate of Incorporation of Nektar Therapeutics.

3.4(7)	Certificate of Designation of Series A Junior Participating Preferred Stock of Nektar Therapeutics.

3.5(9)	Certificate of Designation of Series B Convertible Preferred Stock of Nektar Therapeutics.

3.6(10)	Certificate of Ownership and Merger of Nektar Therapeutics.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.

4.2(2)	Indenture, dated February 8, 2000, by and between Nektar Therapeutics, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.

4.3(10)	Specimen Common Stock certificate.

4.4(4)	Specimen warrants to purchase shares of Common Stock.

4.5(6)	Indenture, dated October 17, 2000, by and between Nektar Therapeutics, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee.

4.6(7)	Rights Agreement, dated as of June 1, 2001, by and between Nektar Therapeutics and Mellon Investor Services LLC., as Rights Agent.

4.7(7)	Form of Right Certificate.

4.8(11)	Resale Registration Rights Agreement, dated June 30, 2003, by and among Nektar Therapeutics, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Lehman Brothers Inc., Friedman, Billings, Ramsey & Co. Inc. and SG Cowen Securities Corporation

4.9(12)	Resale Registration Rights Agreement, dated October 9, 2003, by and among Nektar Therapeutics and the entities named therein.

4.10(13)	Common Stock Purchase Agreement dated as of August 15, 2005, by and between Nektar Therapeutics and Mainfield Enterprises, Inc.

4.11(13)	Indenture, dated September 28, 2005, by and between Nektar Therapeutics, as Issuer, and J.P. Morgan Trust Company, and National Association, as Trustee.

4.12(13)	Registration Right Agreement, dated as of September 28, 2005, among Nektar Therapeutics and entities named therein.

31.1(14)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(14)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1(14)	Section 1350 Certifications.

(1)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
(2)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 1999.
(3)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(4)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
(5)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 11, 2001.
(6)	Incorporated by reference to Nektar Therapeutics’ Registration Statement on Form S-3 (No. 333-53678), filed on January 12, 2001.
(7)	Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on June 4, 2001.
(8)	Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on July 10, 2001.
(9)	Incorporated by reference to Nektar Therapeutics’ Current Report on Form 8-K, filed on January 8, 2002.
(10)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 23, 2003.
(11)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on July 2, 2003.
(12)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on November 3, 2003.
(13)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on September 28, 2005.
(14)	Filed herewith.