Form 10-Q
period 2007-09-30
NEKTAR THERAPEUTICS
filed 2007-11-09
CIK 906709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2007

or,

☐	TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______to _______

Commission File Number: 0-24006

NEKTAR THERAPEUTICS

(Exact name of registrant as specified in its charter)

Delaware	94-3134940
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

201 Industrial Road

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value 92,185,927 on October 31, 2007.

NEKTAR THERAPEUTICS

Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of this quarterly report, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including but not limited to the risk factors set forth in Part II – Item 1A below and for the reasons described elsewhere in this quarterly report. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof and we do not intend to update any forward-looking statements except as required by law or applicable regulations.

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

PART I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements – Unaudited:

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share information)

	September 30, 2007	December 31, 2006
	Unaudited	(1)
ASSETS
Current assets:
Cash and cash equivalents	$174,713	$63,760
Short-term investments	277,931	394,880
Accounts receivable, net of allowance of $574 and $357 at September 30, 2007 and December 31, 2006, respectively.	36,805	47,148
Inventory	17,175	14,656
Other current assets	8,147	14,595

Total current assets	$514,771	$535,039
Long-term investments	—	8,337
Property and equipment, net	135,317	133,812
Goodwill	78,431	78,431
Other intangible assets, net	2,917	3,626
Other assets	6,849	8,932

Total assets	$738,285	$768,177

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,421	$7,205
Accrued compensation	11,796	12,994
Accrued expenses	24,564	17,942
Interest payable	1,130	3,814
Capital lease obligations, current portion	1,134	711
Deferred revenue, current portion	43,636	16,409
Convertible subordinated notes, current portion	66,627	102,653
Other current liabilities	3,371	3,586

Total current liabilities	$156,679	$165,314
Convertible subordinated notes	315,000	315,000
Capital lease obligations	21,987	19,759
Deferred revenue	58,247	23,697
Other long-term liabilities	15,469	17,347

Total liabilities	$567,382	$541,117
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock, $0.0001 par value; 300,000 authorized; 92,128 shares and 91,280 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	9	9
Capital in excess of par value	1,299,173	1,283,982
Accumulated other comprehensive income	518	62
Accumulated deficit	(1,128,797)	(1,056,993)

Total stockholders’ equity	170,903	227,060

Total liabilities and stockholders’ equity	$738,285	$768,177

(1)	Derived from audited consolidated financial statements as of this date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenue:
Product sales and royalties	$37,497	$43,521	$159,818	$103,564
Contract research	18,824	15,111	47,436	44,250

Total revenue	56,321	58,632	207,254	147,814
Operating costs and expenses:
Cost of goods sold	27,457	31,179	123,469	76,947
Research and development	35,773	36,005	114,265	106,860
General and administrative	12,426	13,422	42,339	60,878
Impairment of long lived assets	—	—	—	1,156
Litigation settlement	—	—	—	17,710
Amortization of other intangible assets	237	708	710	3,331

Total operating costs and expenses	75,893	81,314	280,783	266,882

Loss from operations	(19,572)	(22,682)	(73,529)	(119,068)
Interest income	5,519	6,060	16,444	17,316
Interest expense	(4,773)	(5,255)	(14,408)	(15,335)
Other income	206	2,273	189	1,181

Loss before provision for income taxes	(18,620)	(19,604)	(71,304)	(115,906)
Provision for income taxes	—	—	500	—

Net loss	$(18,620)	$(19,604)	$(71,804)	$(115,906)

Basic and diluted net loss per share	$(0.20)	$(0.22)	$(0.78)	$(1.29)

Shares used in computing basic and diluted net loss per share	92,028	90,017	91,764	89,550

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2007	2006
Cash flows used in operating activities:
Net loss	$(71,804)	$(115,906)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	11,712	26,542
Depreciation and amortization	22,964	25,699
Impairment of long-lived assets	—	1,156
Amortization of gain related to sale of building	(656)	(655)
Loss on disposal of assets	1,776	436
Changes in assets and liabilities:
Decrease (increase) in trade accounts receivable	10,343	(24,422)
Decrease (increase) in inventories	(2,519)	2,832
Decrease in prepaid and other assets	6,846	2,505
Decrease in accounts payable	(2,784)	(16,714)
Increase (decrease) in accrued compensation	(2,170)	1,845
Increase in accrued expenses	6,622	10,408
Decrease in interest payable	(2,684)	(2,404)
Increase in deferred revenue	61,777	17,483
Increase in other liabilities	152	4,447

Net cash provided by (used in) operating activities	$39,575	$(66,748)

Cash flows from investing activities:
Purchases of investments	(342,807)	(296,806)
Maturities of investments	468,245	270,962
Purchases of property and equipment	(20,726)	(16,023)

Net cash provided by (used in) investing activities	$104,712	$(41,867)

Cash flows from financing activities:
Repayments of convertible subordinated notes	(36,026)	—
Payments of loan and capital lease obligations	(787)	(7,817)
Proceeds from issuance of common stock related to employee stock option exercises and employee stock purchase plan	3,479	12,058

Net cash provided by (used in) financing activities	$(33,334)	$4,241

Effect of exchange rates on cash and cash equivalents	—	769

Net increase (decrease) in cash and cash equivalents	$110,953	$(103,605)
Cash and cash equivalents at beginning of period	63,760	261,273

Cash and cash equivalents at end of period	$174,713	$157,668

Supplemental schedule of non-cash investing and financing activities (in thousands):
Property acquired through capital lease	$2,821	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEKTAR THERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

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

We prepared the Condensed Consolidated Financial Statements following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (“GAAP”) can be condensed or omitted. In the opinion of management, these financial statements include all normal and recurring adjustments that we consider necessary for the fair presentation of our financial position and operating results.

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

Our Condensed Consolidated Financial Statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting our consolidated financial results. Translation gains and losses are included in Accumulated other comprehensive income in the Stockholders’ equity section of the Condensed Consolidated Balance Sheet. To date, such cumulative translation adjustments have not been material to our consolidated financial position.

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

Significant Concentrations

Our customers are primarily pharmaceutical and biotechnology companies that are located in the U.S. and EU. Our accounts receivable balance contains billed and unbilled trade receivables from product sales and royalties, collaborative research agreements, and commercialization readiness revenue. We provide for an allowance for doubtful accounts by reserving for specifically identified doubtful accounts. We have not experienced significant credit losses from our accounts receivable or collaborative research agreements and none are expected. We perform a regular review of our customers’ payment histories and associated credit risk. We generally do not require collateral from our customers. At September 30, 2007, accounts receivable from Pfizer totaled $28.0 million, or 76% of our total accounts receivable; no other customer individually represented 10% or more of our accounts receivable at September 30, 2007. Subsequent to September 30, 2007, we collected $16.0 million of our Accounts receivable balance from Pfizer. At December 31, 2006, Pfizer represented 56% of our accounts receivable and two different customers represented 15% and 14%, respectively, of our accounts receivable.

We are dependent on our partners, vendors and contract manufacturers to provide raw materials, drugs and devices of appropriate quality and reliability and to meet applicable regulatory requirements. Consequently, in the event that supplies are delayed or interrupted for any reason, our ability to develop and produce our products could be impaired, which could have a material adverse effect on our business, financial condition and results of operation

Revenue Recognition

We began commercial sales of Exubera to Pfizer in January 2006; because we did not have sufficient historical returns data to reasonably estimate product warranty returns, we deferred Exubera revenue until the expiration of Pfizer’s 60-day contractual right of return period lapsed. With over 12 months of product shipment history, we began recognizing Exubera revenue upon shipment of product and estimating product warranty returns as of January 1, 2007. During the nine-month period ended September 30, 2007, we recognized an incremental gross margin of $9.7 million, which would have previously been deferred for 60 days, resulting in a decrease to net loss per share of $0.11.

Income Taxes

We account for income taxes under the liability method in accordance with FASB Statement No. 109, Accounting for Income Taxes, and FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain.

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

We file income tax returns in the U.S., California and other states, and various foreign jurisdictions. We are currently not the subject of any income tax examinations. In general, the earliest open year subject to examination is 2002, although depending upon jurisdiction, tax years may remain open, subject to certain limitations.

Note 2—Cash and Cash Equivalents, Short-Term Investments, and Investments in Marketable Securities

Cash, cash equivalents and investments in marketable securities are as follows (in thousands):

	Estimated Fair Value at
	September 30, 2007	December 31, 2006
Cash and cash equivalents	$174,713	$63,760
Short-term investments (less than one year to maturity)	277,931	394,880
Long-term investments (one to two years to maturity)	—	8,337

Total Cash and available-for-sale securities	$452,644	$466,977

Our portfolio of cash and available-for-sale debt securities consists of the following (in thousands):

	Estimated Fair Value at
	September 30, 2007	December 31, 2006
U.S. corporate commercial paper	$197,835	$234,512
Cash and other debt securities	125,328	19,857
Obligations of U.S. corporations	105,483	151,288
Obligations of U.S. government agencies	23,998	27,372
Repurchase agreements	—	33,948

Total Cash and available-for-sale securities	$452,644	$466,977

At September 30, 2007, the average portfolio duration was approximately two months and the contractual maturity of any single investment did not exceed twelve months. At December 31, 2006, the average portfolio duration was approximately four months and the contractual maturity of any single investment did not exceed twenty-four months.

Gross unrealized gains on the portfolio were nil and nil as of September 30, 2007 and December 31, 2006, respectively. Gross unrealized losses on the portfolio were $0.4 million and $ 0.5 million as of September 30, 2007 and December 31, 2006, respectively. We have a history of holding our investments to maturity. Additionally, we have the ability and intent to hold our debt securities to maturity at which time they will be redeemed at full par value. Accordingly, management considers these unrealized losses to be temporary and has not recorded a provision for impairment.

At September 30, 2007 and December 31, 2006, we had letter of credit arrangements with certain financial institutions and vendors including our landlord totaling $2.8 million and $2.6 million, respectively, which are secured by investments of similar amounts.

Note 3—Inventory

Inventory consists of the following (in thousands):

	September 30, 2007	December 31, 2006
Raw materials	$11,989	$8,609
Work-in-process	4,138	4,736
Finished goods	1,048	1,311

Inventory	$17,175	$14,656

Inventory consists of raw materials, work-in-process and finished goods for our PEGylation business. At September 30, 2007, total inventory includes approximately $0.3 million of Exubera inhalation powder within raw materials. We did not have any Exubera work-in-process or finished goods at September 30, 2007. We do not hold any significant inventory related to clinical or commercial manufacturing of products based on our Pulmonary Technology.

Reserves are determined using specific identification plus an estimated reserve for potential defective or excess inventory based on historical experience or projected usage. Inventories are reflected net of reserves of $6.0 million and $4.7 million as of September 30, 2007 and December 31, 2006, respectively.

Note 4—Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30, 2007	December 31, 2006
Building and leasehold improvements	$122,558	$118,574
Laboratory equipment	45,175	43,066
Assets at contract manufacturer locations .	28,483	25,886
Manufacturing equipment	22,726	23,406
Furniture, fixtures and other equipment	20,129	20,970
Construction-in-progress	16,845	8,508

Property and equipment at cost	$255,916	$240,410
Less: Accumulated depreciation	(120,599)	(106,598)

Property and equipment, net	$135,317	$133,812

Building and leasehold improvements include our commercial manufacturing, clinical manufacturing, research and development and administrative facilities and the related improvements to these facilities. Laboratory and manufacturing equipment includes assets that support both our manufacturing and research and development efforts. Assets at contract manufacturer locations are automated assembly line equipment used in the manufacture of the Exubera inhaler device. Construction-in-progress includes assets being built to enhance our manufacturing capabilities and to support our research and development programs.

On October 18, 2007, Pfizer delivered a notice of termination of our Collaborative Development and License Agreement and certain related agreements related to Exubera and the next-generation inhaled insulin development program (the “Pfizer Agreements”). We are currently engaged in discussions with Pfizer regarding the parties’ relative rights and liabilities arising from termination of the Pfizer Agreements. We are also exploring our options related to securing additional rights from Pfizer related to Exubera and identifying another collaboration partner to continue the commercialization of Exubera and development of the next-generation inhaled insulin program.

If we are unable to secure another partner over the next few months, we will re-assess the useful lives of our Exubera specific assets to be approximately nine months from the date of the Pfizer termination. Accordingly, our deprecation expense would increase over the next nine months.

Note 5—Workforce Reduction

As part of an overall effort to reduce ongoing operating costs and improve the organizational structure, efficiency and productivity of Nektar, on May 18, 2007, the Board of Directors approved a plan (the “Plan”) to reduce our workforce by approximately 180 employees, or approximately 25 percent of our regular full-time staff. The total cost of implementing the Plan is approximately $8.4 million, comprised of cash payments for severance, medical insurance and outplacement services.

We notified the affected employees impacted by the Plan on May 23, 2007. The majority of the affected employees were terminated in May 2007, but certain employees were given termination dates longer than two months from the date of notification. During the three-month period ended September 30, 2007, we recorded expense for employees impacted by the Plan but who had not yet been terminated. We expect to record an additional $0.2 million in the last quarter of 2007 as we complete the Plan.

For the three-month and nine-month periods ended September 30, 2007, workforce reduction charges were recorded in our Condensed Consolidated Financial Statements as follows (in thousands):

	Three months ended September 30, 2007	Nine months ended September 30, 2007
Cost of goods sold, net of change in inventory	$36	$974
Research and development expense (1)	115	5,335
General and administrative expense	342	1,888

Total workforce reduction charges	$493	$8,197

(1)

During the three-month and nine-month periods ended September 30, 2007, workforce reduction charges recorded to Research and development expense include nil and $1.6 million, respectively, of non-commercial operations, manufacturing, and quality and $0.1 million and $3.7 million, respectively, of research and development infrastructure support. No research and development programs based on our Pulmonary Technology or PEGylation Technology were curtailed due to the workforce reduction.

The following table summarizes the liabilities included in Accrued compensation in our Condensed Consolidated Balance Sheet in connection with the Plan during the three-month periods ended June 30, 2007 and September 30, 2007 (in thousands):

(in thousands)
Balance at March 31, 2007	$—
Workforce reduction charges recorded	7,704
Workforce reduction payments	(5,229)

Balance at June 30, 2007	$2,475
Workforce reduction charges recorded	493
Workforce reduction payments	(2,181)

Balance at September 30, 2007	$787

Note 6—Convertible Subordinated Notes

The outstanding balance of our convertible subordinated notes is as follows (in thousands):

	Semi-Annual Interest Payment Dates	September 30, 2007	December 31, 2006
5% Notes due February 2007	August 8, February 8	$—	$36,026
3.5% Notes due October 2007	April 17, October 17	66,627	66,627
3.25% Notes due September 2012	March 28, September 28	315,000	315,000

Total outstanding convertible subordinated notes		$381,627	$417,653
Less: current portion		(66,627)	(102,653)

Convertible subordinated notes		$315,000	$315,000

Our convertible subordinated notes are unsecured and subordinated in right of payment to any future senior debt. The carrying value approximates fair value for both periods presented. Costs related to the issuance of these convertible notes are recorded in Other assets in our Condensed Consolidated Balance Sheets and are generally amortized to interest expense on a straight-line basis over the contractual life of the notes. The unamortized deferred financing costs were $6.2 million and $7.3 million as of September 30, 2007 and December 31, 2006, respectively.

Our 5% convertible subordinated notes were repaid on February 7, 2007; our 3.5% convertible subordinated notes were repaid on October 16, 2007. As of September 30, 2007, there are no remaining deferred financing costs related to the 5% convertible subordinated notes.

Note 7—Significant Collaborative Research and Development Agreements

We perform research and development for our biotechnology and pharmaceutical partners pursuant to collaboration research and development agreements. Revenues generated from our collaboration efforts are recorded as Contract research revenue and our costs of performing these services are included in Research and development expense in our Condensed Consolidated Statement of Operations. In accordance with these agreements, we recorded Contract research revenue as follows (in thousands):

		Three months ended September 30,		Nine months ended September 30,
Partner	Molecule	2007	2006	2007	2006
Pfizer Inc	Exubera® inhalation powder, next-generation inhaled insulin, Somavert® (pegvisomant)	$7,850	$6,273	$17,287	$21,071
Novartis Pharma AG	Tobramycin inhalation powder (TIP)	4,234	3,229	11,964	6,687
Bayer Healthcare LLC	Ciprofloxacin inhalation powder (CIP), NKTR-061 (inhaled amikacin)	2,594	1,264	6,330	3,380
Zelos Therapeutics Inc.	Pulmonary ostabolin-C	228	1,374	1,675	5,291
Baxter Healthcare SA	Poly(ethylene) glycol reagent	1,102	1,236	2,338	2,501
Solvay Pharmaceuticals, Inc.	Pulmonary dronabinol (Dronabinol metered dose inhaler)	875	202	2,354	693
Other		1,941	1,533	5,488	4,627

Contract research revenue		$18,824	$15,111	$47,436	$44,250

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

We also are typically entitled to milestone payments when and if certain development or regulatory milestones are achieved. Generally, our research and development agreements are cancelable by our partners without significant financial penalty to the partner.

Pfizer Inc.

On October 18, 2007, Pfizer delivered a notice of termination of our Collaborative Development and License Agreement and certain related agreements related to Exubera and the next-generation inhaled insulin development program (the “Pfizer Agreements”). We are currently engaged in discussions with Pfizer regarding the parties’ relative rights and liabilities arising from termination of the Pfizer Agreements.

We are also exploring our options related to securing additional rights from Pfizer related to Exubera and identifying another collaboration partner to continue the commercialization of Exubera and development of the next-generation inhaled insulin program. If we are unable to secure another partner over the next few months, we would be required to exit or put on hold the Exubera product and may be required to cease development activities with respect to the next-generation inhaled insulin development program. If we decide to exit these programs, we may incur costs and charges including, but not limited to, termination of our agreements with our contract manufacturers and accelerated depreciation of our Exubera-specific capital assets. We may also incur restructuring charges related to the reduction of our personnel and infrastructure.

In 2007, we received $24.7 million in non-refundable payments from Pfizer in connection with our next-generation inhaled insulin development program, which was accounted for as deferred up-front fees and began amortization over 8 years, the expected life of the agreement. The unamortized balance of the deferred up-front fees as of September 30, 2007, approximately $23.2 million, will be recognized as revenue during the fourth quarter of 2007, as a result of the termination of the Pfizer Agreements.

Bayer Healthcare LLC

On August 1, 2007, we entered into a Co-Development, License and Co-Promotion Agreement (the “Bayer Agreement”) with Bayer Healthcare LLC, with regard to further development and commercialization of NKTR-061 (inhaled amikacin). Under the terms of the Bayer Agreement, we have the right to co-promote the amikacin product candidate in the United States with Bayer and we have granted Bayer an exclusive, royalty-bearing license for the amikacin product candidate in all other countries of the world. As part of the Bayer Agreement, we will receive milestone payments of up to $175.0 million associated with the successful development and commercialization of NKTR-061, $50.0 million of which has already been paid to Nektar following the signing of the Bayer Agreement.

Bayer will fund all clinical development of the amikacin product candidate following the completion of the ongoing Phase II clinical studies that we are currently conducting (other than $10.0 million of Phase III clinical trial costs to be reimbursed by Nektar following the payment by Bayer of a $10.0 million development milestone), all world-wide regulatory filings, approvals and related activities, further development of formulated amikacin, and final product packaging. We will fund the ongoing clinical development of the amikacin product candidate through the completion of current ongoing Phase II clinical studies and the further development of the nebulizer device through the completion of the Phase III clinical trials.

We received an initial milestone payment of $50.0 million during the three-month period ended September 30, 2007 and recorded this amount as Deferred revenue in our Condensed Consolidated Balance Sheets. We accounted for $40.0 million as upfront fees and are amortizing the upfront fees over 14 years, the expected life of the collaboration with Bayer. We accounted for $10.0 million as a substantive milestone; the milestone payment must be repaid to Bayer if Bayer terminates the Bayer Agreement within 30 days following delivery of a clinical study report which we expect to be completed no later than June 30, 2008.

Note 8—Commitments and Contingencies

Contract Manufacturers

Nektar has in place a Manufacturing and Supply Agreement dated August 16, 2000 with Bespak Europe Ltd. and Tech Group North America Inc., a subsidiary of West Pharmaceutical Services Inc., (or the “Contract Manufacturer Agreement”) relating to the manufacture and supply of Exubera inhalers. As of September 30, 2007, we had a minimum commitment to Bespak and Tech Group to purchase approximately $20.9 million of Exubera inhalers subject to certain mitigation obligations and other limitations. Pfizer has a similar minimum purchase obligation for Exubera inhalers under Nektar’s Manufacturing and Supply Agreement with Pfizer for the Exubera devices subject to certain mitigation obligations and other limitations. Nektar intends to work closely with these contract manufacturing partners to evaluate the future manufacturing, if any, of Exubera inhalers. In the event we were to terminate the Contract Manufacturer Agreement prior to its stated 10-year term, the early termination would result in a termination liability to the contract manufacturers for certain capital investments, severance obligations, unused inventory and other costs associated with the potential wind-down of manufacturing operations.

Legal Matters

On August 1, 2006, Novo Nordisk filed a lawsuit against Pfizer in federal court claiming that Pfizer willfully infringes on Novo Nordisk’s patents covering inhaled insulin with Exubera. The case is currently proceeding with discovery and other pre-trial activities. Although we are not currently a named party in this litigation, we have incurred litigation costs as a result of such litigation and may incur substantial future costs and potential indemnity claims from Pfizer associated with the litigation. These and other disputes may have a material impact on our business, results of operation and financial condition.

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

To date we have not incurred costs to defend lawsuits or settle claims related to these indemnification obligations. If any of our indemnification obligations is triggered, we may incur substantial liabilities. Because the obligated amount under these agreements is not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. No liabilities have been recorded for these obligations on our Condensed Consolidated Balance Sheets as of September 30, 2007 or December 31, 2006.

License, Manufacturing and Supply Agreements for Products Based on our PEGylation Technology

As part of our license, manufacturing and supply agreements with our partners for the development or manufacture and supply of PEG reagents or intellectual property licenses based on our PEGylation Technology, we generally agree to defend, indemnify and hold harmless our partners from and against third party liabilities arising out of the agreements, including product liability and infringement of intellectual property. The term of these indemnification obligations is generally perpetual any time after execution of the agreements. There is no limitation on the potential amount of future payments we could be required to make under these indemnification obligations. We have never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. If any of our indemnification obligations is triggered, we may incur substantial liabilities. Because the obligated amount in these agreements is not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations in our Condensed Consolidated Balance Sheets as of September 30, 2007 or December 31, 2006.

Note 9—Stock-Based Compensation

Total stock-based compensation costs were recorded in our Condensed Consolidated Financial Statements as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Cost of goods sold, net of inventory change	$(388)	$734	$679	$1,845
Research and development expense	(636)	1,507	4,663	7,176
General and administrative expense	726	1,274	5,140	16,093

Total stock-based compensation costs	$(298)	$3,515	$10,482	$25,114

During 2006, we issued performance based Restricted Stock Unit (RSU) awards totaling approximately 1,010,000 shares of our common stock to certain employees. These awards vest based upon achieving three pre-determined performance milestones. One of the three milestones was achieved during the three-month period ended June 30, 2007 and approximately 174,000 shares were fully vested and released. During the three-month period ended September 30, 2007, we determined that it is not probable that future Exubera sales will be sufficient to achieve the second milestone. As a result, we reversed all previously recorded compensation expense related to this performance milestone, or approximately $2.8 million. If we had determined that this milestone was probable, total stock-based compensation expense would have been $2.6 million during the three-month periods ended September 30, 2007.

In 2006, we had previously determined that the achievement of third performance milestone was not probable and reversed all previously recorded compensation expense. Based on our current product pipeline development efforts, we determined that the achievement of the third performance milestone is probable by the end of the first quarter in 2010. As a result, we recorded approximately inception-to-date compensation expense related to the third milestone of $2.2 million during the nine-month period ended September 30, 2007. If our actual experience in future periods differs from these current estimates, we may change our determination of the probability of achieving the performance milestone or the estimate of the period in which the milestone will be achieved.

The total unrecognized expense related to unvested stock-based compensation under our stock-based compensation plans is expected to be recognized as follows:

Fiscal Year	(in thousands)
2007 (remaining 3 months)	$2,695
2008	9,936
2009	9,096
2010	6,409
2011 and thereafter	2,497

Total unrecognized compensation expense	$30,633

Note 10—Net Loss Per Share

Basic net loss per share is calculated based on the weighted-average number of common shares outstanding during the periods presented. For all periods presented in the Condensed Consolidated Statements of Operations, the net loss available to common stockholders is equal to the reported net loss. Basic and diluted net loss per share are the same due to our historical net losses and the requirement to exclude potentially dilutive securities which would have an anti-dilutive effect on net loss per share. The weighted average of these potentially dilutive securities has been excluded from the diluted net loss per share calculation and is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Convertible subordinated notes	15,958	16,897	16,089	16,897
Stock options and restricted stock units	11,908	10,019	11,952	10,022
Warrants	—	13	—	18

Total	27,866	26,929	28,041	26,937

Note 11—Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss) and includes the following components (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net loss, as reported	$(18,620)	$(19,604)	$(71,804)	$(115,906)
Change in net unrealized gains on available-for-sale securities	(195)	987	152	1,239
Currency translation adjustment	246	893	304	939

Total comprehensive loss	$(18,569)	$(17,724)	$(71,348)	$(113,728)

The components of Accumulated other comprehensive income are as follows (in thousands):

	September 30, 2007	December 31, 2006
Unrealized losses on available-for-sale securities	$(347)	$(499)
Translation adjustment	865	561

Accumulated other comprehensive income	$518	$62

Note 12—Subsequent Events

Collaborative Development and License Agreement with Pfizer Inc.

On October 18, 2007, Pfizer delivered a notice of termination of our Collaborative Development and License Agreement and certain related agreements related to Exubera and the next-generation inhaled insulin development program (the “Pfizer Agreements”). We are currently engaged in discussions with Pfizer regarding the parties’ relative rights and liabilities arising from termination of the Pfizer Agreements.

We are also exploring our options related to securing additional rights from Pfizer related to Exubera and identifying another collaboration partner to continue the commercialization of Exubera and development of the next-generation inhaled insulin program. If we are unable to secure another partner over the next few months, we would be required to exit or put on hold the Exubera product and may be required to cease development activities with respect to the next-generation inhaled insulin development program. If we decide to exit these programs, we may incur costs and charges including, but not limited to, termination of our agreements with our contract manufacturers and accelerated depreciation of our Exubera-specific capital assets. We may also incur restructuring charges related to the reduction of our personnel and infrastructure.

We performed a test of recoverability of our long-lived assets related to the manufacture and supply of Exubera and the next-generation inhaled insulin development program in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We considered the material terms related to the termination of the Pfizer Agreements, including Pfizer’s obligation to reimburse us for capital depreciation of our spray dried insulin powder manufacturing facilities, including any accelerated depreciation required under GAAP, and Pfizer’s obligations related to the binding commitment period related to the manufacture and supply of dry powder insulin and pulmonary inhalers for Exubera, which concludes on June 30, 2008. Based on our analysis, we believe the sum of the undiscounted cash flows that we are contractually entitled to receive as a result of the termination of the Pfizer Agreements exceeds the net book value of our long-lived assets related to Exubera and the next-generation inhaled insulin program. Accordingly, we have not recorded an impairment of our long-lived assets as of September 30, 2007.

In 2007, we received $24.7 million in non-refundable payments from Pfizer in connection with our next-generation inhaled insulin development program, which was accounted for as deferred up-front fees and began amortization over 8 years, the expected life of the agreement. The unamortized balance of the deferred up-front fees as of September 30, 2007, approximately $23.2 million, will be recognized as revenue during the fourth quarter of 2007.

Convertible Subordinated Notes

On October 16, 2007, we repaid our 3.5% convertible subordinated notes of $66.6 million plus accrued interest of $1.2 million.

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

Overview

We are a biopharmaceutical company with a mission to develop breakthrough products that make a difference in patients’ lives. We create differentiated, innovative products by applying our platform technologies to established or novel medicines. Our two leading technology platforms are Pulmonary Technology and PEGylation Technology. Ten products using these technology platforms have received regulatory approval in either or both the U.S. and EU.

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

Our technology platforms enable improved performance of a variety of new and existing molecules. Our Pulmonary Technology makes drugs inhalable to deliver them to and through the lungs for both systemic and local lung applications. Our PEGylation Technology is a chemical process designed to enhance the performance of most drug classes with the potential to improve solubility and stability, increase drug half-life, reduce immune responses to an active drug, and improve the efficacy or safety of a molecule in certain instances.

We are focusing our business on our proprietary products that have important potential as breakthrough medicines and we also are continuing to support our high value partnered products. Our strategy is to develop a portfolio of proprietary product candidates to address critical unmet medical-needs by exploiting our know-how and technology in combination with established medicines that have demonstrated substantial commercial potential. We are making significant investments in our proprietary product development programs that comprise a substantial portion of our research and development spending. For example, NKTR-102 (PEGylated irinotecan) and NKTR-118 (PEGylated naloxol), are currently scheduled to enter Phase II clinical trials in the fourth quarter of 2007 with such trials planned to continue throughout 2008. We intend to develop and commercialize certain of our proprietary product development programs in partnership with pharmaceutical and biotechnology companies in various stages of their development in an effort to help fund further clinical development and commercialization of these products. Our decision as to when to seek partners for our proprietary product development programs will be made on an individual program basis, depending on such factors as clinical development funding requirements, market potential, therapeutic expertise, and the size and type of sales and marketing organization required to successfully commercialize a product candidate. Our decisions if and when to partner our proprietary product development programs will have an important impact on our future revenues, research and development spending and overall financial position.

We will continue to seek collaborative arrangements with pharmaceutical and biotechnology companies that leverage our technology platforms. We believe our partnering strategy enables us to develop a large and diversified pipeline of products and development programs using our technologies. To date, the revenues we have received from the sales of our partner products have been insufficient to meet our operating and other expenses. We do not anticipate receiving sufficient amounts of revenue from other partner product sales or royalties in the near future to meet our operating expenses.

Historically, we have depended on Pfizer for a significant portion of our revenues primarily derived from the manufacture and sale of Exubera inhalers and inhalation powder. Total revenue from Pfizer, including Exubera related revenue and contract research revenue, was approximately $35.4 million and $143.8 million, representing 63% and 69% of total revenue, during the three-month and nine-month periods ended September 30, 2007, respectively. Sales of Exubera were slower than expected following its January 2006 regulatory approval and sales continued on a slow pace in the first half of 2007.

On October 18, 2007, Pfizer announced it was exiting its Exubera business and our collaborative development program for next-generation inhaled insulin and delivered a notice of termination of the Collaborative Development and License Agreement between Pfizer and us and all other agreements related to Exubera and the inhaled insulin franchise (the “Pfizer Agreements”). We are currently engaged in discussions with Pfizer regarding the parties’ relative rights and liabilities arising from termination of the Pfizer Agreements.

We are evaluating our options with respect to the inhaled insulin franchise, including the potential for finding another partner for the commercialization of Exubera and the development of the next-generation inhaled insulin program. We do not have an internal sales and marketing organization or distribution operation, and any future marketing, selling and distribution of Exubera would require a commercialization partner for Exubera and a development partner for next-generation insulin. To generate ongoing revenue from Exubera, we would need to identify a collaboration partner who can fulfill the role Pfizer previously played. In addition to sales and marketing, Pfizer was also responsible for manufacturing and delivering bulk insulin for powder processing, filling the insulin powder into blister packs for the Exubera inhaler and all packaging required for the final Exubera product. Accordingly, we cannot manufacture or package the final Exubera product absent a partner.

Although we have begun to seek potential new partners, there is substantial uncertainty regarding our ability to identify such a partner or the timing, if at all, of entering into a collaboration agreement or the terms of any such agreement. There are challenges to establishing a new Exubera collaboration including, among others, supply chain continuity for the portions of the Exubera supply chain owned and operated by Pfizer, including raw insulin supply, blister filling, packaging, warehousing and distribution, and the ability of a potential new partner to obtain regulatory approval to market and sell Exubera and required regulatory qualification of certain segments of the Exubera supply chain.

If we are unable to secure another partner over the next few months, we would be required to exit or put on hold the Exubera product and may be required to cease development activities with respect to the next-generation inhaled insulin program. If we decide to exit these programs, we may incur costs and charges including, but not limited to, termination of our agreements with our contract manufacturers and write-off of our Exubera-specific capital assets. We may also incur restructuring charges related to the reduction of our personnel and infrastructure.

To fund the expense related to our research and development activities, we have raised significant amounts of capital through the sale of our equity and convertible debt securities. As of September 30, 2007, we had approximately $413.2 million in indebtedness. Our ability to meet the repayment obligations of this debt is dependent upon our and our partners’ ability to develop, obtain regulatory approvals for, and successfully commercialize products. Even if we are successful in this regard, we may require additional capital to repay our debt obligations as they become due.

Since the second quarter of 2007, as part of an overall effort to reduce ongoing operating costs and improve the organizational structure, efficiency and productivity of Nektar, we reduced our work force by approximately 25%. The total cost of these efforts is expected to be approximately $8.4 million, comprised of cash payments for severance, medical insurance and outplacement services. For additional information, please refer to Note 5 of the Notes to Condensed Consolidated Financial Statements. We will continue to evaluate our ongoing spending levels and explore ways to reduce operating costs.

Recent Developments

Pfizer Inc.

On October 18, 2007, Pfizer delivered a notice of termination of our Collaborative Development and License Agreement and certain related agreements related to Exubera and the next-generation inhaled insulin development program (the “Pfizer Agreements”). We are currently engaged in discussions with Pfizer regarding the parties’ relative rights and liabilities arising from termination of the Pfizer Agreements.

We are also exploring our options related to securing additional rights from Pfizer related to Exubera and identifying another collaboration partner to continue the commercialization of Exubera and development of the next-generation inhaled insulin program. If we are unable to secure another partner over the next few months, we would be required to exit or put on hold the Exubera product and may be required to cease development activities with respect to the next-generation inhaled insulin development program. If we decide to exit these programs, we may incur costs and charges including, but not limited to, termination of our agreements with our contract manufacturers and accelerated depreciation of our Exubera-specific capital assets. We may also incur restructuring charges related to the reduction of our personnel and infrastructure.

In 2007, we received $24.7 million in non-refundable payments from Pfizer in connection with our next-generation inhaled insulin development program, which was accounted for as deferred up-front fees and began amortization over 8 years, the expected life of the agreement. The unamortized balance of the deferred up-front fees as of September 30, 2007, approximately $23.2 million, will be recognized as revenue during the fourth quarter of 2007.

Bayer Healthcare LLC

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

Bayer will fund all clinical development of the amikacin product candidate following the completion of the ongoing Phase II clinical studies that we are currently conducting (other than $10.0 million of Phase III clinical trial costs to be reimbursed by Nektar following the payment by Bayer of a $10.0 million development milestone), all world-wide regulatory filings, approvals and related activities, further development of formulated amikacin, and final product packaging. We will fund the ongoing clinical development of the amikacin product candidate through the completion of current ongoing Phase II clinical studies and the further development of the nebulizer device through the completion of the Phase III clinical trials.

As part of this agreement, we will receive milestone payments of up to $175.0 million associated with the successful development and commercialization of NKTR-061. Of the total amount of $175.0 million in development and sales milestones, we received an upfront milestone payment of $50.0 million during the three-month period ended September 30, 2007 and recorded this amount as Deferred revenue in our Condensed Consolidated Balance Sheet. We accounted for $40.0 million as up-front fees and are amortizing the upfront fees over 14 years, the expected life of the collaboration with Bayer. We accounted for $10.0 million as a substantive milestone; the milestone payment must be repaid to Bayer if Bayer terminates the Agreement within 30 days following delivery of a clinical study report which we expect to be completed no later than June 30, 2008. Subsequent to the successful clinical and regulatory development of the product, we have the right to co-promote the product with Bayer in the U.S. and to share profits. For sales outside the U.S., we will receive tiered performance royalties up to a maximum of 30%.

Research and Development Activities

Our product pipeline includes both partnered and proprietary development programs. We have ongoing collaborations or licensing arrangements with more than thirty biotechnology and pharmaceutical companies to provide our technologies and development expertise. Our technologies are currently being used in ten approved products in the US or EU or both, in two partner programs that have been filed with the Food and Drug Administration (“FDA”) and twelve development programs in human clinical trials.

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

In connection with our research and development activities for partner products and development programs, we earned $18.8 million and $47.4 million in contract research revenue for the three-month and nine-month periods ended September 30, 2007, respectively, and $15.1 million and $44.3 million in contract research revenue for the three-month and nine-month periods ended September 30, 2006, respectively.

The costs incurred in connection with these programs, including allocations of facilities, current Good Manufacturing Practices quality programs and other shared costs, is as follows (in millions):

		Three months ended September 30,		Nine months ended September 30,
Molecule	Status as of September 30, 2007 (1)	2007	2006	2007	2006
Pulmonary
Partnered Products and Development Programs
Next-generation inhaled insulin (NGI)(2)	Pre-Clinical	$7.2	$4.8	$23.7	$10.8
Exubera® inhalation powder (2)	Approved	2.0	5.7	8.4	18.5
Tobramycin inhalation powder (TIP) (3)	Phase 3	3.3	3.8	11.5	11.7
NKTR-061 (inhaled amikacin)(4)	Phase 2	3.7	3.0	10.5	9.5
Other partnered product candidates	Various	2.5	2.6	9.5	10.9
Proprietary Development Programs
NKTR-024 (amphotericin B inhalation powder)(5)	Phase 1	0.1	5.4	4.3	15.7
Other proprietary product candidates	Various	3.7	3.0	7.5	9.4
Technology platform	Various	1.4	1.0	7.3	1.8

Total Pulmonary		$23.9	$29.3	$82.7	$88.3

PEGylation
Partnered Products and Development Programs	Various	$1.2	$1.8	$4.6	$4.3
Proprietary Development Programs
NKTR-118 (oral PEG-naloxol)	Phase 1	3.3	1.4	7.1	3.0
NKTR-102 (PEG-irinotecan)	Phase 1	4.3	0.4	6.8	1.9
Other proprietary product candidates	Various	3.0	1.8	7.8	4.7

Total PEGylation		$11.8	$5.4	$26.3	$13.9

Other	Various	—	1.3	—	4.7
Workforce Reduction Charges (6)	n/a	0.1	—	5.3	—

Research and Development Expense		$35.8	$36.0	$114.3	$106.9

(1)	Status definitions are:

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

(2)	On October 18, 2007, Pfizer Inc., our partner in the NGI and Exubera programs, delivered a notice of termination of our Collaborative Development and License Agreement and certain related agreements as part of its announcement that Pfizer would exit the Exubera product area and our collaboration to develop the next generation inhaled insulin product.

(3)	Novartis Pharma AG is our partner for the TIP program.

(4)	On August 1, 2007, we executed an agreement with Bayer Healthcare LLC for the co-development, license and co-promotion of in NKTR-061 (inhaled amikacin).

(5)	Future expenditures curtailed pending partner deal for the product.

(6)	Workforce reduction charge includes severance for personnel that support our research & development activities, including nil and $1.6 million, respectively, related to non-commercial operations, manufacturing and quality and $0.1 million and $3.7 million, respectively, related to research and development infrastructure support during the three-month and nine-month periods ended September 30, 2007

Results of Operations

Three-months and Nine-months ended September 30, 2007 and 2006

Revenue (in thousands except percentages)

	Three months ended September 30,		Increase / (Decrease) 2007 vs 2006	Percentage Increase / (Decrease) 2007 vs 2006
	2007	2006
Product sales and royalties	$37,497	$43,521	$(6,024)	(14)%
Contract research	18,824	15,111	3,713	25%

Total revenue	$56,321	$58,632	$(2,311)	(4)%

	Nine months ended September 30,		Increase/ (Decrease) 2007 vs 2006	Percentage Increase / (Decrease) 2007 vs 2006
	2007	2006
Product sales and royalties	$159,818	$103,564	$56,254	54%
Contract research	47,436	44,250	3,186	7%

Total revenue	$207,254	$147,814	$59,440	40%

Total revenue from Pfizer includes Exubera commercial product sales and contract research revenue for Exubera and the next generation inhaled insulin development program. We recorded revenue from Pfizer of $35.4 million, or 63% of total revenue, during the three-month period ended September 30, 2007 and $143.8 million, or 69% of total revenue, during the nine-month period ended September 30, 2007. In 2006, we recorded revenue from Pfizer of $36.1 million, or 62% of total revenue, during the three-month period ended September 30, 2006 and $90.8 million, or 61% of total revenue, during the nine-month period ended September 30, 2006. The October 18, 2007 termination of the Pfizer Agreements will result in a substantial decline in our revenue in 2008. Although there is a minimum order and forecast commitment that we believe extends through June 30, 2008, we are subject to mitigation obligations that could limit our revenue potential in 2008.

The decrease in total revenue for the three-month period ended September 30, 2007 as compared to the three-month period ended September 30, 2006 is primarily due to decreased Exubera and PEGylation product sales and decreased PEGylation royalties. These decreases are partially offset by increased contract research revenue.

The increase in total revenue for the nine-month period ended September 30, 2007 as compared to the same period in 2006 was primarily due to an increase in Exubera product sales revenue of $55.1 million and an increase in contract research revenue of $3.2 million. In 2006, we began Exubera commercial sales to Pfizer and we did not have sufficient historical returns data to reasonably estimate product returns; therefore, we deferred recognition of Exubera product sale revenue over the 60-day contractual right of return. On January 1, 2007, we began estimating Exubera product returns and recognizing Exubera product sales revenue upon shipment. As a result, the nine-month period ended September 30, 2006 includes seven months of Exubera product revenue, while the nine-month period ended September 30, 2007 includes eleven months of Exubera product revenue. The four month difference represents approximately $45.5 million of the increase in total revenue for the nine-month period ended September 30, 2007 as compared to the same period in 2006.

Product sales and royalties

The decrease in product sales and royalties for the three month-period ended September 30, 2007 as compared to the same period in 2006 is due to a decrease of Exubera product sales of $2.2 million, a decrease in manufacturing activities related to partner products based on our PEGylation Technology of $2.7 million, and a decrease of PEGylation royalties of $1.1 million.

The increase in product sales and royalties during the nine-month period ended September 30, 2007 compared to the same period in 2006 is primarily attributable to our ability to estimate Exubera product returns in 2007, which increased revenue by approximately $45.5 million as discussed above. Exubera product revenue increased an additional $9.6 million due to increased sales volumes to Pfizer and PEGylation product revenue increased by approximately $5.8 million during the nine-month period ended September 30, 2007. These increases were partially offset by a decrease in PEGylation royalties of $4.9 million.

Contract research

Contract research revenue includes reimbursed research and development expenses as well as the amortization of deferred up-front and milestone payments received from our collaboration partners, including Pfizer Inc., Novartis Pharma AG and Bayer Healthcare LLC.

We expect contract research revenue to fluctuate from year to year, which makes it difficult to accurately estimate future contract research revenue. The level of contract research revenues depends in part upon continuing existing collaborations, establishing new collaborations, and achieving milestones under current and future agreements.

During the three–month period ended September 30, 2007, Contract research revenue from Pfizer increased by approximately $1.7 million compared to the three-month period ended September 30, 2006. The net increase is comprised of an increase of $6.3 million related to next-generation inhaled insulin, offset by a and a decrease of $4.6 million related to Exubera. Additionally, Contract research revenue from Novartis Pharma AG and from Bayer Healthcare LLC increased by approximately $1.0 million and $0.9 million, respectively, under our collaboration agreements to develop Tobramycin inhalation powder (TIP) and Ciprofloxacin inhalation powder (CIP).

During the nine-month period ended September 30, 2007, Contract research revenue from Pfizer related to Exubera decreased by approximately $14.6 million. The decrease in contract research revenue related to the Exubera program was partially offset by increases of $11.0 million from Pfizer related to the next-generation inhaled insulin program and $5.3 million from Novartis Pharma AG related to the TIP program.

Cost of Goods Sold and Gross Margin (in thousands except percentages)

	Three months ended September 30,		Increase / (Decrease) 2007 vs 2006	Percentage Increase / (Decrease) 2007 vs 2006
	2007	2006
Cost of goods sold	$27,457	$31,179	$(3,722)	(12)%
Product gross margin	$10,040	$12,342	$(2,302)	(19)%
Product gross margin %	27%	28%

	Nine months ended September 30,		Increase / (Decrease) 2007 vs 2006	Percentage Increase / (Decrease) 2007 vs 2006
	2007	2006
Cost of goods sold	$123,469	$76,947	$46,522	60%
Product gross margin	$36,349	$26,617	$9,732	37%
Product gross margin %	23%	26%

During the three-month period ended September 30, 2007 compared to the three-month period ended September 30, 2006, the product gross margin percentage decreased due to lower margins on Exubera product sales. The decrease in cost of goods sold for the three-month period ended September 30, 2007 as compared to the three-month period ended September 30, 2006 is consistent with decreased Exubera and PEGylation product sales.

During the nine-month period ended September 30, 2007, Exubera margin represented 68% of our product gross margin compared to 58% in the nine-month period ended September 30, 2006. The shift in product mix as a result of increased Exubera sales results in a lower overall gross margin percentage; Exubera gross margin averages 20%, whereas the gross margin on PEGylation and other product sales averages from 27% to 30%. The increase in cost of goods sold for the nine-month period ended September 30, 2007 as compared to the nine-month periods ended September 30, 2006, is proportionate with the increase in Exubera product sales revenue.

Research and Development Expenses (in thousands except percentages)

	Three months ended September 30,		Increase / (Decrease) 2007 vs 2006	Percentage Increase / (Decrease) 2007 vs 2006
	2007	2006
Research and development	$35,773	$36,005	$(232)	(1)%

	Nine months ended September 30,		Increase / (Decrease) 2007 vs 2006	Percentage Increase / (Decrease) 2007 vs 2006
	2007	2006
Research and development	$114,265	$106,860	$7,405	7%

We expense all research and development expenses as they are incurred.

During the three-month and nine-month periods ended September 30, 2007, Research and development expense includes workforce reduction charges totaling $0.1 million and $5.3 million, respectively, recorded in connection with our plan to reduce ongoing operating costs. This charge primarily includes severance of $3.7 million for research and development infrastructure and support personnel and $1.6 million for non-commercial operations, manufacturing and quality control personnel. For additional information, please refer to Note 5 of the Notes to Condensed Consolidated Financial Statements.

There was not a significant change in total Research and development expense during the three-month period ended September 30, 2007 compared to the same period in 2006; we reduced our infrastructure costs as part of the May 2007 workforce reduction and utilized these funds to further our proprietary product development programs. In 2007, we increased our spending on PEGylation product candidates as we continued our Phase 1 clinical trials of NKTR-118 (oral PEG-naloxol) and NKTR-102 (PEG-irinotecan); these clinical trials resulted in an increase of $5.8 million. These increases were offset by decreased spending on our Pulmonary Technology product candidates of $5.4 million, including the curtailment of the clinical development of NKTR-024 (the amphotericin B inhalation powder, or ABIP, program) until such time as we find a collaboration partner.

Research and development expense, excluding workforce reduction charges, increased by approximately $2.1 million during the nine-month period ended September 30, 2007, compared to the nine-month period ended September 30, 2006. Research and development expense related to our PEGylation Technology product candidates increased by approximately $9.0 million as a result of the Phase 1 clinical trials for NKTR-118 and NKTR-102. Additionally, Research and development expense increased by $5.5 million related to our Pulmonary Technology platform, $2.8 million related to our programs partnered with Pfizer Inc, Exubera and NGI, and $1.0 million related to NKTR-061. These increases were partially offset by decreased spending on NKTR-024 of $11.4 million, decreased spending on other Pulmonary Technology development programs of $3.3 million, and decreased spending on non-Pulmonary and non-PEGylation programs of $4.7 million in connection with the winding down of our Bradford, UK operations.

General and Administrative Expenses (in thousands except percentages)

	Three months ended September 30,		Increase / (Decrease) 2007 vs 2006	Percentage Increase / (Decrease) 2007 vs 2006
	2007	2006
General and administrative	$12,426	$13,422	$(996)	(7)%

	Nine months ended September 30,		Increase / (Decrease) 2007 vs 2006	Percentage Increase / (Decrease) 2007 vs 2006
	2007	2006
General and administrative	$42,339	$60,878	$(18,539)	(30)%

General and administrative expenses are associated with administrative staffing, business development and marketing.

During the three-month and nine-month periods ended September 30, 2007, General and administrative expense includes $0.3 million and $1.9 million, respectively, in workforce reduction charges in connection with our plan to reduce ongoing operating costs. For additional information, please refer to Note 5 of the Notes to Condensed Consolidated Financial Statements.

The decrease in General and administrative expenses for the three-month period ended September 30, 2007, as compared to the same period in 2006 is primarily attributable to reduced headcount within our general and administrative functions, resulting in a decrease of salaries and benefits expenses. Additionally, stock-based compensation expense decreased by $0.5 million primarily as a result of our determination that future Exubera sales volume will not be sufficient to meet the second RSU performance milestone.

General and administrative expenses decreased by approximately $18.5 million for the nine-month period ended September 30, 2007 as compared to 2006. The decrease is primarily attributable to $11.8 million in stock-based compensation expense related to executive severance and $1.9 million in Nektar UK general and administrative expenses recorded during the nine-month period ended September 30, 2006. Additionally, professional and outside services decreased by approximately $2.7 million in the nine-month period ended September 30, 2007 compared to the nine-month period ended September 30, 2006.

Impairment of Long-Lived Assets (in thousands except percentages)

	Three months ended September 30,		Increase / (Decrease) 2007 vs 2006	Percentage Increase / (Decrease) 2007 vs 2006
	2007	2006
Impairment of long-lived assets	$—	$—	$—	n/a

	Nine months ended September 30,		Increase / (Decrease) 2007 vs 2006	Percentage Increase / (Decrease) 2007 vs 2006
	2007	2006
Impairment of long-lived assets	$—	$1,156	$(1,156)	(100	) %

During the nine-month period ended September 30, 2006, we recorded an impairment charge of $1.2 million relating to the remaining laboratory and office equipment as a result of the winding down of our Bradford UK operations.

Litigation Settlement (in thousands except percentages)

	Three-months ended September 30,		Increase / (Decrease) 2007 vs 2006	Percentage Increase / (Decrease) 2007 vs 2006
	2007	2006
Litigation Settlement	$—	$—	$—	n/a

	Nine–months ended September 30,		Increase / (Decrease) 2007 vs 2006	Percentage Increase / (Decrease) 2007 vs 2006
	2007	2006
Litigation Settlement	$—	$17,710	$(17,710)	(100)%

On September 30, 2006, we, our subsidiary Nektar Therapeutics AL (Nektar AL), and a former officer, Milton Harris, entered into a Settlement Agreement and General Release (the “Settlement Agreement”) with the University of Alabama Huntsville (“UAH”) related to an intellectual property dispute. Under the terms of the Settlement Agreement, the Company, Nektar AL, Mr. Harris and UAH agreed to full and complete satisfaction of all claims asserted in the litigation in exchange for $25.0 million in cash payments. We recorded a litigation settlement charge of $17.7 million during the nine-month period ended September 30, 2006 which reflects the net present value of the settlement payments.

Liquidity and Capital Resources

We had cash, cash equivalents and investments in marketable securities of $452.6 million and indebtedness of $413.2 million, including $381.6 million of convertible subordinated notes, $23.1 million in capital lease obligations and $8.5 million in other liabilities as of September 30, 2007.

We have financed our operations primarily through revenue from product sales and contract research and development, public and private placements of debt and equity securities and financing of equipment acquisitions and certain tenant leasehold improvements. We do not utilize off-balance sheet financing arrangements as a source of liquidity or financing.

Cashflow Activities

During the nine-month period ended September 30, 2007, net cash provided by operating activities was $39.6 million. During the nine-month period ended September 30, 2007, net cash provided by operating activities increased by $106.3 million compared to the nine-month period ended September 30, 2006, in which we used $66.7 million in operating activities. The increase in cash provided by operations is primarily attributable to the up-front and milestone payments received from Bayer of $50.0 million and from Pfizer of $24.7 million and decreased University of Alabama settlement payments of $10.0 million.

During the nine-month period ended September 30, 2007, we purchased $20.7 million of property and equipment and repaid $36.0 million of our convertible subordinated notes and other debt obligations. These uses of cash were partially offset by $3.5 million in cash collected from employees for the purchase of common stock.

During the nine-month period ended September 30, 2006, net cash used in operating activities was $66.7 million. We purchased $16.0 million of property and equipment. These uses of cash were offset by $12.1 million in proceeds from the issuance of common stock to employees.

We expect to use a substantial portion of our cash to fund our on-going operations and capital investments over the next few years and to repay our $413.2 million of indebtedness outstanding as of September 30, 2007. In October 2007, we repaid our 3.5% convertible subordinated notes balance of $66.6 million with our operating cash.

Contractual Obligations

During the nine-month period ended September 30, 2007, other than the repayment of our 5% convertible subordinated notes balance of $36.0 million, there has not been a material change to the summary of contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2006. Subsequent to September 30, 2007, we repaid our 3.5% convertible subordinated notes balance of $66.6 million.

Critical Accounting Policies and Management’s Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the result of which form our basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources, and evaluate our estimates on an ongoing basis. Actual results may differ from those estimates under different assumptions or conditions. Accounting policies and estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 1, Organization and Summary of Significant Accounting Policies, to our consolidated audited financial statements in our December 31, 2006 Form 10-K.

Impairment of Long-Lived Assets

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

We performed a test of recoverability of our long-lived assets related to the manufacture and supply of Exubera and the next-generation inhaled insulin development program. We considered the material terms related to the termination of the Pfizer Agreements, including Pfizer’s obligation to reimburse us for capital depreciation of our spray dried insulin powder manufacturing facilities, including any accelerated depreciation required under GAAP, and Pfizer’s obligations related to the binding commitment period related to the manufacture and supply of dry powder insulin and pulmonary inhalers for Exubera, which concludes on June 30, 2008.

Based on our analysis, we believe the sum of the undiscounted cash flows that we are contractually entitled to receive as a result of the termination of the Pfizer Agreements exceeds the net book value of our long-lived assets related to Exubera and the next-generation inhaled insulin program. Accordingly, we have not recorded an impairment of our long-lived assets as of September 30, 2007.

Revenue Recognition

In 2006, we deferred Exubera revenue until the expiration of Pfizer’s 60-day contractual right of return for non-conformity with product quality specifications because we did not have sufficient historical returns data to reasonably estimate product returns. As of January 1, 2007, we had over 12 months of product shipment history and did not have any warranty returns from Pfizer, therefore we began estimating Exubera product warranty returns and recognizing Exubera revenue upon shipment of product. During the nine-month period ended September 30, 2007, we recognized gross margin of $9.7 million related to the August and September 2007 Exubera shipments which would have previously been deferred for 60 days, resulting in a decrease to our net loss per share of $0.11.

Income Taxes

We account for income taxes under the liability method in accordance with FASB Statement No. 109, Accounting for Income Taxes, and FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon tax authority examination, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

Adoption of FIN 48, which occurred on January 1, 2007, had no impact on our consolidated financial position, results of operations, cash flows or our effective tax rate. However, revisions to the estimated net realizable value of the deferred tax asset in the future could cause our provision for income taxes to vary significantly from period to period.

At September 30, 2007, we had significant federal and state net operating loss and research credit carry forwards which were offset by a full valuation allowance, due to our inability to estimate long-term future taxable income with a high level of certainty. Upon adoption of FIN 48, we did not recognize an increase or a decrease in the liability for net unrecognized tax benefits, which would be accounted for through retained earnings. Further, we did not have any significant unrecognized tax benefits on the date of adoption. We historically accrued for uncertain tax positions in deferred tax assets as we have been in a net operating loss position since inception and any adjustments to our tax positions would result in an adjustment of our net operating loss or tax credit carry forwards rather than resulting in a cash outlay. If we are eventually able to recognize these uncertain positions, our effective tax rate would be reduced. We currently have a full valuation allowance against our net deferred tax asset which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future.

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

Further, we have issued performance based RSU awards totaling approximately 1,010,000 shares of our common stock to certain employees. These awards vest based upon achieving three pre-determined performance milestones. We are expensing the grant date fair value of the awards ratably over the expected performance period for the RSU awards in which the performance milestones are probable of achievement under a Statement of Financial Accounting Standards No. 5, Accounting for Contingencies definition. The total grant date fair value of the RSU awards was $19.8 million, including $4.0 million for the first milestone, $7.9 million for the second milestone, and $7.9 million for the third milestone.

During the nine-month period ended September 30, 2007, the first performance milestone was achieved and approximately 174,000 shares were fully vested and released. Evaluating and estimating the probability of achieving the two remaining performance milestones and the appropriate timing related to the achievement is highly subjective and requires periodic reassessment. The second performance milestone shall vest when upon achievement of $30.0 million of Exubera royalty revenue in one quarter. The third performance milestone shall vest based on the first filing (whether by Nektar or a third party licensee or partner of ours) and acceptance of a New Drug Application (“NDA”) or Biologics License Application (“BLA”) by the FDA or an equivalent filing and acceptance with the European Medicines Agency for a proprietary product. Actual achievement of these performance milestones or changes in facts and circumstances may cause significant fluctuations in expense recognition between reporting periods and would result in changes in the timing and amount of expense recognition related to these RSU’s.

During the three-month period ended September 30, 2007, we determined that is not probable that future Exubera product sales will be sufficient to meet the second performance milestone. We reversed $2.8 million of previously recognized expense on the second milestone, which results in a decrease of approximately $3.4 million and $4.3 million in stock-based compensation expense during the three-month and nine-month periods ended September 30, 2007, respectively, compared to the same period in 2006.

Based on our current product pipeline development efforts, we determined that the third performance milestone is probable of achievement by the end of the first quarter in 2010. If our actual experience in future periods differs from these current estimates, we may change our determination of the probability of achieving the performance milestone or the estimate of the period in which the milestone will be achieved.

Issuer Purchases of Equity Securities

There were no purchases of any class of our equity securities by us or any affiliate pursuant to any publicly announced repurchase plan in the nine-month period ended September 30, 2007.

Approval of Non-Audit Services

During the nine-month period ended September 30, 2007, the Audit Committee of the Board of Directors approved no non-audit related services to be provided by Ernst & Young LLP, our independent registered public accounting firm.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our market risks at September 30, 2007 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2006 on file with the Securities and Exchange Commission.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon, and as of the date of, this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the company. However, there was no change in our internal control over financial reporting that occurred during the three month period ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Investors in Nektar Therapeutics should carefully consider the risks described below before making an investment decision. The risks described below may not be the only ones relating to our company. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our Quarterly Report on Form 10-Q for the three months ended June 30, 2007. Additional risks that we currently believe are immaterial may also impair our business operations. Our business, results of operation, financial condition, cash flow and future prospects and the trading price of our common stock and our abilities to repay our convertible notes could be harmed as a result of any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2006, including our consolidated financial statements and related notes, and our other filings from time to time with the Securities and Exchange Commission (“SEC”).

Risks Related to Our Business

The termination of the Pfizer Agreements will significantly reduce our future revenue.

On October 18, 2007, Pfizer delivered a notice of termination of our Collaborative Development and License Agreement and certain related agreements as part of its public announcement that Pfizer would exit the Exubera product area and our collaboration to develop a next-generation inhaled insulin product. Since the inception of the Company, we have historically depended on revenue from Pfizer related to Exubera. Our total revenue from the Pfizer agreements for the three-month and nine-month periods ended September 30, 2007, was 63% and 69%, respectively, of our total revenue for such periods. As a result of the termination of the Pfizer agreements, we anticipate that we will not continue to receive significant future revenue from the commercial manufacture and sale of Exubera inhalers and inhalation powder to Pfizer. Accordingly, our revenue will decline significantly in the first half of 2008 with no revenue from Pfizer expected at all in the second half of 2008. We cannot currently estimate the timing or amounts of any revenue to be received from Pfizer in 2008 which will depend on such uncertainties as interpretations of post-termination contractual commitments and certain mitigation obligations.

Any future value from Exubera and our next-generation inhaled insulin development program depends on successfully securing a new collaboration partnership.

Pfizer had sole responsibility for the distribution, sales, and marketing of Exubera and Pfizer was also responsible for manufacturing and delivering bulk insulin for powder processing, filling the insulin powder into blister packs for the Exubera inhaler and providing the packaging for the final Exubera product. We do not have a sales and marketing organization or distribution operation, nor can we manufacture the final Exubera product as currently packaged on our own. To generate ongoing revenue from Exubera, we need to complete a collaboration partnership with another pharmaceutical company who can continue the role played by Pfizer. We may not be able to secure such a partner. Even if we are able to enter into a collaboration agreement with a suitable commercialization partner, we anticipate any commercialization partner would require substantial time and incur substantial costs to commercialize Exubera successfully and a certain level of cooperation by Pfizer would likely be required and Pfizer has no obligation to do so under our agreements. In addition, a new commercialization partner would be required to obtain or secure the transfer of regulatory approval from the FDA and equivalent foreign regulatory authorities prior to marketing Exubera. Although the regulatory approval process could be shorter if Pfizer assisted us in obtaining transfer of regulatory approvals, such assistance is not required under the termination provisions of our agreements with Pfizer. Any failure, delay or inability to address manufacturing, packaging or regulatory challenges could impede commercialization of Exubera with a new partner when or if a new collaboration is completed.

In addition to our collaboration with Pfizer on Exubera, we had been collaborating with Pfizer on the development of a next-generation inhaled insulin device with the goal to maintain a long-term competitive advantage in the inhaled insulin market. The objective of these development efforts has been to improve the device portability, convenience, reliability and ease of use. There are significant development and marketing risks associated with this program, including developing the insulin formulation for the next-generation inhaler device, design engineering challenges, design for manufacturability and cost effectiveness and clinical development and regulatory considerations. With the termination of our Pfizer collaboration, further clinical development will be delayed until we find a development and commercialization partner for this program. Our ability to successfully complete a partnership will also likely depend on a potential partner’s interest in Exubera. Even if we do find a partner, any delay could result in lost potential market share. The next-generation inhaled insulin product candidate will require regulatory approval which could be a very costly and time consuming process and which might not be obtained. Competitors with products under development could develop, obtain regulatory approval, and commercialize a more convenient, easier to use, smaller pulmonary insulin inhaler device for insulin or be quicker to market with a new inhaler device. Either event could reduce future market share for Exubera or our next generation inhaled insulin program. The inhaled insulin market competes against other, more well known and established methods of delivering insulin such as injection. While we believe inhaled insulin has significant delivery advantages over such methods, the market remains small and we will not be able to establish a large market unless diabetics and their doctors perceive a need to switch from traditional methods of delivery to inhaled insulin.

The termination of the Pfizer Agreements could result in significant expenses and charges.

As a result of the termination of the Pfizer agreements, if we are not successful in finding a new collaboration partner in the near-term, we will incur significant cash and non-cash expenses and charges related to manufacturing capacity wind-down expenses, facility closures, severance and other costs relating to reduction in personnel, supplier contract liabilities and potential termination of our contract with two contract manufacturers for the Exubera inhalers that will require us to reimburse those manufacturers for un-recaptured prior capital expenditures, severance costs and other wind-down costs. These expenses and charges may be significant and may result in cash expenditures by us for our own restructuring activities and other third party liabilities. We are assessing the timing and amount of any such charges and the recoverability of such expenses from Pfizer, and we may not be able to recover the amount of our liabilities to the contract manufacturers.

Our revenue historically depends on revenue from collaboration agreements and therefore fluctuates significantly from quarter to quarter.

Historically, our revenue is principally derived from collaboration agreements with third parties. Such revenue includes milestone payments and a portion of our research and development expenses that was charged to our partners pursuant to collaborative arrangements with them. The amount of our revenue derived from collaboration agreements in any given period will depend on a number of unpredictable factors, including our ability to find suitable partners, the timing of the negotiation and conclusion of agreements with such partners, whether and when we achieve milestones agreed upon with our partners, whether the partnership is exclusive or whether we can seek other partners, the timing of regulatory approvals and the market introduction of new products, and other factors. As a result, our revenue tends to fluctuate materially on a quarterly basis. We believe that our revenue will continue to fluctuate as a result of the factors described above.

We expect to continue to incur substantial losses and negative cash flow from operations and may not achieve or sustain profitability in the future.

In the nine-month period ended September 30, 2007, we reported net losses of $71.8 million If and when we achieve profitability depends upon a number of factors, including the timing and recognition of milestone payments and license fees received, the timing of revenue under collaboration agreements, the amount of investments we make in our proprietary product candidates, and the regulatory approval and market success of our product candidates. We may not be able to achieve and sustain profitability.

Other factors that will affect whether we achieve and sustain profitability include our ability, alone or together with our partners, to:

•	develop products utilizing our technologies, either independently or in collaboration with other pharmaceutical companies;

•	receive necessary regulatory and marketing approvals;

•	maintain or expand manufacturing at necessary levels;

•	achieve market acceptance for our products;

•	receive royalties on products that have been approved, marketed or submitted for marketing approval with regulatory authorities in line with our current forecasts; and

•	maintain sufficient funds to finance our activities.

If we do not generate sufficient cash flow through increased revenue or raising additional capital, then we may not be able to meet our substantial debt obligations.

As of September 30, 2007, we had cash, cash equivalents, short-term investments, and investments in marketable securities valued at approximately $452.6 million and approximately $413.2 million of indebtedness, including approximately $381.6 million in convertible subordinated notes, $23.1 million in capital lease obligations, and $8.5 million of other long-term liabilities. We expect to use a substantial portion of our cash to fund our ongoing operations over the next few years. In addition, we repaid $66.6 million of convertible subordinated notes due in October 2007. The remaining $315.0 million of convertible subordinated notes will mature in 2012.

Our substantial indebtedness has and will continue to impact us by:

•	making it more difficult to obtain additional financing;

•	constraining our ability to react quickly in an unfavorable economic climate;

•	constraining our stock price; and

•	constraining our ability to invest in our proprietary product development programs.

Currently we are not generating positive cash flow. The termination of the Pfizer Agreements may further reduce our ability to meet our debt obligations. In addition, since the market price of our common stock is significantly below the related conversion price, the holders of the related outstanding convertible subordinated notes will not likely convert such securities to equity in accordance with their existing terms. If we are unable to satisfy our debt service requirements, substantial liquidity problems could result.

In the future, we may not generate sufficient cash from operations to repay our remaining convertible subordinated notes or satisfy any other of these obligations when they become due and may have to raise additional funds from the sale of equity or debt securities or otherwise restructure our obligations in order to do so. Any such financing or restructuring may not be available to us on commercially acceptable terms, if at all.

If we cannot raise additional capital, our financial condition will suffer.

We have no material credit facility or other material committed sources of capital. To the extent operating and capital resources are insufficient to meet our future capital needs, we will have to raise additional funds from partners or the capital markets to continue the development and commercialization of our technologies and proprietary products. Such funds may not be available on favorable terms, if at all. We may be unable to obtain suitable partners on attractive terms and our substantial indebtedness may limit our ability to obtain additional capital markets financing. If adequate funds are not available on reasonable terms, we may be required to curtail operations significantly or obtain funds by entering into financing, supply or collaboration agreements on unattractive terms. Our inability to raise capital could harm our business and our stock price. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our stockholders.

Our future depends on the proper management of our current and future business operations and their associated expenses.

Our business strategy requires us to manage our business to provide for the continued development and potential commercialization of our proprietary product candidates. Our strategy also calls for us to undertake increased research and development activities, and to manage an increasing number of relationships with collaborators and other third parties, while simultaneously managing the expenses generated by these activities. As a result of the Pfizer termination, we will be required either to find a new partner to take on the commercialization of Exubera and development of next-generation inhaled insulin, or we will need to restructure our business to eliminate the costs and infrastructure associated with these programs in order to direct our resources towards other proprietary product development programs and partnered products. If we are unable to manage effectively our current operations and any growth we may experience, our financial condition and results of operations may be adversely affected. If we are unable to effectively manage our expenses, we may find it necessary to reduce our personnel-related costs through further reductions in our workforce, which could harm our operations, employee morale, and could impair our ability to retain and recruit talent. Furthermore, if adequate funds are not available, we may be required to obtain funds through arrangements with collaborators or other sources that may require us to relinquish rights to certain of our technologies or products that we would not otherwise relinquish.

Because our proprietary product candidates are in the early stages of development, there is a high risk of failure, and we may never succeed in developing marketable products or generating revenue from our proprietary product candidates.

Our efforts to apply our Pulmonary Technology and PEGylation Technology to our proprietary product development programs may fail. None of our product candidates have received regulatory approval and our development efforts may never result in another commercialized product. Development of our proprietary products will require extensive additional time, effort and cost in preclinical testing and clinical trials. Our proprietary product candidates also require lengthy regulatory reviews before they can be marketed by us or our partners. Drug development is an uncertain process that involves trial and error, and we may fail at numerous stages along the way. In addition, it can also be very difficult to estimate the commercial potential of early stage product candidates due to such factors such as safety and efficacy when compared to other available treatments, changing standards of care, patient and physician preferences and the availability of competitive alternatives that may emerge either during the long development process or after commercial introduction.

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

If we fail to establish future successful collaborative relationships, then our results of operation and financial condition will be adversely impacted.

In addition to our new efforts to find a partner for Exubera and the next-generation inhaled insulin development program, we intend to seek future collaborative relationships with pharmaceutical and biotechnology partners to fund some of our research and development expenses and develop and commercialize product candidates. In 2007, we accomplished our goal of completing a partnership based on our Pulmonary Technology with the execution of the Bayer partnership for NKTR-061 on August 1, 2007. In addition, we are also working to achieve a successful partnership based on our PEGylation Technology. The success, timing and terms and conditions of these partnering efforts will affect our revenue and financial results in 2007 and beyond. If we are ultimately not able to negotiate acceptable collaborative arrangements with respect to our existing and future product candidates, or if any arrangements we do negotiate do not include sufficiently favorable commercial terms, we may not receive an adequate return on these investments and our results of operations and financial condition would suffer.

We depend on collaborative partners to obtain regulatory approvals for and commercialize our partner products, and if they are not successful, or if such collaborations fail, then the product development or commercialization of our partner products may be delayed or unsuccessful.

When we sign a collaborative development agreement or license agreement to develop a product candidate with a pharmaceutical or biotechnology company, the pharmaceutical or biotechnology company is generally expected to:

•	synthesize active pharmaceutical ingredients to be used in the product candidate;

•	design and conduct large scale clinical studies;

•	prepare and file documents necessary to obtain government approvals to sell a given product candidate; or

•	market and sell our products when and if they are approved.

Reliance on collaborative relationships poses a number of risks, including:

•	we may be unable to control whether and the extent to which our collaborative partners will devote sufficient resources to the development programs or commercial efforts;

•	disputes may arise in the future with respect to the ownership of rights to technology or intellectual property developed with collaborative partners;

•	disagreements with collaborative partners could lead to delays in or termination of the research, development or commercialization of product candidates, or result in litigation or arbitration;

•

contracts with our collaborative partners may fail to provide significant protection or be effectively enforced if one of these partners fails to perform. Collaborative partners have considerable discretion in electing whether to pursue the development of any additional product candidates and may pursue alternative technologies or products either on their own or in collaboration with our competitors;

•	collaborative partners with marketing rights may choose to devote fewer resources to the marketing of our products than they do to products of their own development;

•	the timing and level of resources that our collaborative partners’ dedicate to the development program will affect the timing and amount of revenue we receive;

•	our collaborative partners may be unable to pay us as expected; and

•	collaborative partners may terminate their agreements with us unilaterally for any or no reason.

Given these risks, there is a great deal of uncertainty regarding the success of our current and future collaborative partner arrangements.

We have entered into collaborations in the past that have been subsequently terminated. If other collaborations are suspended or terminated, our ability to commercialize certain other proposed product candidates could also be negatively impacted. If our collaborations fail, our product development or commercialization of product candidates could be delayed or cancelled, which would negatively impact our revenue and results of operations.

If our preclinical testing or clinical trials or those of our collaborative partners are delayed or unsuccessful, our business could be significantly harmed.

All of our partner product candidates and proprietary product candidates are in research and development, including preclinical testing and clinical trials. Preclinical testing and clinical trials are long, expensive and uncertain processes. It may take us, or our collaborative partners, several years to complete clinical trials, and failure can occur at any stage and at any time. Typically, there is a high rate of attrition for product candidates in preclinical and clinical trials. Success in preclinical testing and early clinical trials does not necessarily predict success in later clinical trials. Two of our important proprietary product candidates, NKTR-102 (PEGylated irinotecan) and NKTR-118 (PEGylated naloxol), are currently scheduled to enter Phase II clinical trials in the fourth quarter of 2007 with such trials planned to continue throughout 2008. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later stage clinical trials due to such factors as inconclusive results and adverse medical events, even after achieving positive results in earlier trials that were satisfactory both to them and to the reviewing regulatory agencies. If our partner product candidates or proprietary product candidates fail during any clinical trial stage, it could have a significant and adverse impact on our business prospects.

We depend on third parties to conduct our proprietary product candidate clinical trials and any failure of those parties to fulfill their obligations could harm our development and commercialization plans.

We depend on independent clinical investigators, contract research organizations and other third party service providers and our collaborators to conduct clinical trials for our proprietary product candidates. We rely heavily on these parties for successful execution of our clinical trials and do not control many aspects of their activities. For example, the investigators are not our employees. However, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Third parties may not complete activities on schedule or may not conduct our clinical trials in accordance with regulatory requirements or our stated protocols. The early termination of any of these clinical trial arrangements, the failure of these collaborators to comply with the regulations and requirements governing clinical trials, or the reliance upon results of trials that we have not directly conducted or monitored could hinder or delay the development, approval and commercialization of our product candidates.

If we or our partners do not obtain regulatory approval for our product candidates on a timely basis or at all, or if the terms of any approval impose significant restrictions or limitations on use, then our revenue and results of operations will be affected negatively.

There is a risk that we, or our partners, will not obtain regulatory approval (which in some countries includes pricing approval) for product candidates on a timely basis, or at all, or that the terms of any approval will impose significant restrictions or limitations on use. Product candidates must undergo rigorous animal and human testing and an extensive Food and Drug Administration (FDA) mandated or equivalent foreign authorities’ review process for safety and efficacy. This process generally takes a number of years and requires the expenditure of substantial resources. The time required for completing such testing and obtaining such approvals is uncertain. The FDA and other U.S. and foreign regulatory agencies also have substantial discretion to terminate clinical trials, require additional testing, delay or withhold registration and marketing approval and mandate product withdrawals, including recalls. Even though our partners have obtained regulatory approval for some of our products, these products and our manufacturing processes are subject to continued review by the FDA and other regulatory authorities. Even if we or our partners receive regulatory approval of a product, the approval may limit the indicated uses for which the product may be marketed. In addition, any marketed products and manufacturing facilities used in the manufacture of such products will be subject to continual review and periodic inspections. Later discovery from such review and inspection of previously unknown problems may result in restrictions on marketed products or on us, including withdrawal of such products from the market, recall, or suspension of our manufacturing operations. The failure to obtain timely regulatory approval of product candidates, any product marketing limitations or a product withdrawal would negatively impact our revenue and results of operations.

Our collaboration agreements with our partners contain complex commercial terms that could result in disputes or litigation that could materially and adversely affect our revenue, results of operations or financial condition.

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

•	intellectual property ownership allocation between us and our partners for improvements and new inventions developed during the course of the collaborative partnership;

•	royalties on end product sales based on a number of complex variables including net sales calculations, cost of goods, geography, patent life and other financial metrics; and

•	indemnity obligations for third-party intellectual property, infringement, product liability and certain other claims.

From time to time, we have informal dispute resolution discussions with our partners regarding the appropriate interpretation of the complex commercial terms contained in our collaboration agreements. One or more disputes may arise in the future regarding our collaborative contracts that may ultimately result in costly litigation and unfavorable interpretation of contract terms, which would have a material adverse impact on our revenue, results of operations or financial condition.

If earthquakes and other catastrophic events strike, our business may be harmed.

Our corporate headquarters, including a substantial portion of our research and development and manufacturing operations, are located in the San Francisco Peninsula, a region known for seismic activity. A significant natural disaster such as an earthquake would harm our business, results of operations, and financial condition. There are no backup facilities for our manufacturing operations located in the San Francisco Peninsula and in the event of any earthquake or other natural disaster or terrorist event, we would not be able to manufacture and supply bulk powder drugs without significant disruption. Certain of our collaborative partners located elsewhere may also be subject to catastrophic events such as hurricanes and tornadoes, any of which could have harm our business, results of operations, and financial condition. We have not undertaken a systematic analysis of the potential consequences to our business and financial results from a major earthquake or other catastrophic events such as fires, power loss, terrorist activity or other disasters and do not have a recovery plan for such disasters. In addition, our insurance coverage may not be sufficient to compensate us for actual losses from interruption of our business that may occur.

Risks Related to Our Industry

Our manufacturing operations and those of our contract manufacturers are subject to governmental regulatory requirements that if not met would have a material negative impact on our revenue, results of operations and financial position.

We and our contract manufacturers are required to maintain compliance with current Good Manufacturing Practices, or cGMP, including any additional cGMP guidelines applicable to active pharmaceutical ingredients, and are subject to inspections by the FDA or comparable agencies in other jurisdictions to confirm such compliance. We anticipate periodic regulatory inspections of our drug manufacturing facilities and the device manufacturing facilities of our contract manufacturers for compliance with applicable regulatory requirements. Any failure to follow and document our or our contract manufacturers’ adherence to such cGMP regulations or satisfy other manufacturing and product release regulatory requirements may lead to significant delays in the availability of products for commercial use or clinical study, may result in the termination or hold on a clinical study, or may delay or prevent filing or approval of marketing applications for our products. Failure to comply with applicable regulations may also result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could harm our business. The results of these inspections could also result in costly manufacturing changes or facility or capital equipment upgrades such that the FDA is satisfied that the manufacturing and quality control procedures are in substantial compliance with cGMP. Manufacturing delays for us or our contract manufacturers pending resolution of regulatory deficiencies or suspensions would have a significant adverse impact on our revenue and results of operations.

If we are not able to manufacture products in commercially feasible quantities or at commercially feasible costs, then our proprietary product candidates or those of our partners will not be successfully commercialized.

If we are not able to scale-up manufacturing to meet the drug quantities required to support large clinical trials or commercial manufacturing in a timely manner or at a commercially reasonable cost, we risk not meeting our collaborative partners’ supply requirements, our contractual obligations or supply requirements for our proprietary product candidates. Building and validating commercial-scale manufacturing facilities and processes, recruiting and training qualified personnel and obtaining the necessary regulatory approvals is complex, expensive and time-consuming. In addition, we also sometimes face very limited supply for certain critical raw materials from single or a limited number of suppliers that could constrain our manufacturing output. Failure to manufacture products in commercially feasible quantities or at commercially feasible costs, would negatively impact our revenue and results of operations and cause us not to meet our customers’ supply requirements, contractual obligations or requirements for our proprietary product candidates.

We are currently involved in legal proceedings and may incur substantial litigation costs and liabilities, which may adversely affect our business, results of operations and financial position.

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

The patent positions of pharmaceutical, medical device and biotechnology companies, including ours, are uncertain and involve complex legal and factual issues. There can be no assurance that patents we apply for will issue, or that patents that have issued will be valid and enforceable. Even if such patents are enforceable, we anticipate that any attempt to enforce our patents could be time consuming and costly. Additionally, the coverage claimed in a patent application can be significantly reduced before the patent is issued. As a consequence, we do not know whether any of our patent applications will result in patents with broad coverage, or if any issued patents will be subjected to further proceedings to limit their scope so as not to provide meaningful protection or whether the claims that eventually issue or that have issued will be circumvented or otherwise invalidated. In addition, unpatented proprietary rights, including trade secrets and know-how, can be difficult to protect and may lose their value if they are independently developed by a third party or if their secrecy is lost. Since publication of discoveries in scientific or patent literature often lag behind the date such discoveries, we cannot be certain that we were the first inventor of inventions covered by our patents or patent applications. Moreover, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office, which could result in substantial cost to us, even if the eventual outcome is favorable. An adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from or to third parties or require us to cease using the technology in dispute. Further, because development and commercialization of pharmaceutical products can be subject to substantial delays, patents may expire early and provide only a short period of protection, if any, following commercialization of products.

There are many laws, regulations and judicial decisions that dictate and otherwise influence the manner in which patent applications are filed and prosecuted and in which patents are granted and enforced. Changes to these laws, regulations and judicial decisions are subject to influences outside of our control and may negatively affect our business, including, but not limited to, our ability to obtain meaningful patent coverage or enforcement rights of any of our issued patents. Further, new laws, regulations and judicial decisions may be retroactive in effect, thereby potentially reducing or eliminating our ability to implement our patent-related strategies. The changes to the laws, regulations and judicial decisions that affect our business are often difficult or impossible to foresee, thereby potentially limiting our ability to adequately adapt our patent strategies these changes.

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

Significant competition for our technology platforms, our partnered and proprietary products and product candidates could make our technologies, products or product candidates obsolete or uncompetitive, which would negatively impact our revenue and results of operations.

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

There are several direct competitors with development programs underway for inhaled insulin products. If these products are approved, they could be competitive to Exubera or our next-generation inhaled insulin product candidate. These companies include Novo Nordisk, Alkermes, Inc. in collaboration with Eli Lilly Company, MannKind Corporation, and Kos Pharmaceuticals, all of which are working on various versions of inhaled insulin products in either a liquid or dry powder form. Some products are in late stage clinical testing including Alkermes’s inhalable insulin product (AIR Insulin System™) in Phase 3 clinical development and Mannkind’s Technosphere® Insulin System also in Phase 3 clinical development. There are other smaller companies that we believe are developing oral or buccal products for insulin delivery, such as Biocon, Emisphere Technologies, Inc., Coremed Corporation, and Generex Biotechnology Corporation. Inhaled insulin products also compete with approved injectable insulins, including both fast-acting and longer-acting basal insulins, as well as other treatment modalities for diabetes including oral agents and other injectable products approved for patients with Type 2 diabetes, such as Amilyn Pharmaceutical’s Byetta.

Many of our competitors have greater research and development capabilities, experience, manufacturing, marketing, financial and managerial resources than we do and represent significant competition for us. Acquisitions of or collaborations with competing drug delivery companies by large pharmaceutical or biotechnology companies could enhance our competitors’ financial, marketing and other resources. Accordingly, our competitors may succeed in developing competing technologies, obtaining regulatory approval for products, or gaining market acceptance before us. Developments by others could make our products or technologies uncompetitive or obsolete. There can be no assurance that we or our partners will successfully develop, obtain regulatory approvals, and commercialize next-generation products or new products that will successfully compete with those of certain of our competitors.

If government and private insurance programs do not provide reimbursement for our partnered products or proprietary products, those products will not be widely accepted, which would have a negative impact on our revenue and results of operations.

In both domestic and foreign markets, sales of our partners’ products and any of our proprietary products that have received approval will depend in part upon our ability to gain market acceptance among physicians and patients, pricing approvals by government authorities and the availability of reimbursement from third-party payors, such as government health administration authorities, managed care providers, private health insurers and other organizations. Such third-party payors are increasingly challenging the price and cost effectiveness of medical products and services. Therefore, significant uncertainty exists as to the pricing approvals for, and the reimbursement status of, newly approved health care products. For example, since Type 1 and Type 2 diabetes patients have current insulin therapies available to them (primarily injectable and oral insulin therapies), an important factor in the commercial success of our next-generation inhaled insulin program would be the timing and availability of reimbursement from third-party payors, in addition to patients’ overall willingness to adopt a new form of insulin therapy. Moreover, legislation and regulations affecting the pricing of pharmaceuticals may change before regulatory agencies approve our proposed products for marketing. Adoption of such legislation and regulations could further limit pricing approvals for, and reimbursement of, medical products. A government or third-party payor decision not to approve pricing for, or provide adequate coverage and reimbursements of, our products would limit market acceptance of such products.

We depend on our key technical and management personnel to advance our technology, and the loss of these personnel could impair the development of our products.

We rely and will continue to rely on our key management and scientific staff. Because all employees are employed at-will, they can leave at any time. The loss of key personnel or the failure in our industry to recruit necessary additional qualified personnel could harm our business and results of operations. There is intense competition from other biopharmaceutical companies, research and academic institutions and other organizations for qualified personnel. We may not be able to continue to attract and retain the qualified personnel necessary for the development of our business. We will need to continue to recruit experts in the areas of clinical testing, manufacturing, regulatory, finance, marketing and distribution and to develop additional expertise in our existing personnel. If we do not succeed in hiring or retaining necessary personnel or developing this expertise, our business could suffer significantly.

Risks Related to Our Securities

We have implemented certain anti-takeover measures, which make it more difficult to acquire us, even though such acquisitions may be beneficial to our stockholders.

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

The prices of our common stock and senior convertible debt are expected to remain volatile.

Our stock price is volatile. During the twelve-month period ended September 30, 2007, based on closing bid prices on the NASDAQ Stock Market, our stock price ranged from $7.63 to $17.20. We expect our stock price to remain volatile. In addition, as our convertible senior notes are convertible into shares of our common stock, volatility or depressed prices of our common stock could have a similar effect on the trading price of the notes. Also, interest rate fluctuations can affect the price of our convertible senior notes. A variety of factors may have a significant effect on the market price of our common stock or notes, including:

•	announcements of data from, or material developments in, our clinical trial or those of our competitors, including delays in product development, approval or launch;

•	announcements by collaboration partners as to their plans or expectations related to products using our technologies;

•	announcements or terminations of collaborative relationships by us or our competitors;

•	fluctuations in our results of operations;

•	developments in patent or other proprietary rights;

•	announcements of technological innovations or new therapeutic products that may compete with our approved products or products under development;

•	announcements of changes in governmental regulation affecting us or our competitors;

•	hedging activities by purchasers of our convertible senior notes;

•	litigation brought against us or third parties to whom we have indemnification obligations;

•	public concern as to the safety of drug formulations developed by us or others; and

•	general market conditions.

Our securityholders may be diluted, and the prices of our securities may decrease, by the exercise of outstanding stock options and warrants or by future issuances of securities.

We may issue additional common stock, preferred stock, restricted stock units, or securities convertible into or exchangeable for our common stock. Furthermore, substantially all shares of common stock for which our outstanding stock options or warrants are exercisable are, once they have been purchased, eligible for immediate sale in the public market. The issuance of additional common stock, preferred stock, restricted stock units, or securities convertible into or exchangeable for our common stock or the exercise of stock options or warrants would dilute existing investors and could adversely affect the price of our securities.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

On October 18, 2007, Pfizer delivered a notice of termination of our Collaborative Development and License Agreement and certain related agreements related to Exubera and the next-generation inhaled insulin development program (the “Pfizer Agreements”). We are currently engaged in discussions with Pfizer regarding the parties’ relative rights and liabilities arising from termination of the Pfizer Agreements.

We are also exploring our options related to securing additional rights from Pfizer related to Exubera and identifying another collaboration partner to continue the commercialization of Exubera and development of the next-generation inhaled insulin program. If we are unable to secure another partner over the next few months, we would be required to exit or put on hold the Exubera product and may be required to cease development activities with respect to the next-generation inhaled insulin development program. If we decide to exit these programs, we may incur costs and charges including, but not limited to, termination of our agreements with our contract manufacturers and accelerated depreciation of our Exubera-specific capital assets. We may also incur restructuring charges related to the reduction of our personnel and infrastructure.

We file electronically with the Securities and Exchange Commission (“SEC”) our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, pursuant to Section 13(a) or 15(d) of the Change Act. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at
1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

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

Exhibit Number	Description of Documents

10.1(1)	Nektar Therapeutics, Aerogen, Inc. and Bayer Healthcare LLC Co-Development, License and Co-promotion Agreement dated August 1, 2007.+

10.2(1)	Form of Non-employee Director Restricted Stock Unit Agreement under the 2000 Equity Incentive Plan.

10.3(1)	Form of Non-employee Director Stock Option Agreement under the 2000 Equity Incentive Plan.

10.4(1)	Form of Severance Letter for the following executive officers: Hoyoung Huh, John Patton, Nevan C. Elam and Gil M. Labrucherie.

10.5(2)	Employment Letter Agreement with Timothy A. Harkness dated August 10, 2007.

10.6(1)	Employment Transition and Separation Agreement entered into with Louis Drapeau on September 4, 2007.

10.7(1)	Employment Transition and Separation Agreement entered into with David Johnston on October 5, 2007.

10.8(1)	Amended and Restated Built-to-Suite Lease between Nektar Therapeutics and BMR-201 Industrial Road LLC, dated August 17, 2004, as amended on January 11, 2005 and July 19, 2007

10.9(1)	Amended and Restated Change of Control Severance Benefit Plan.

31.1(1)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(1)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1(1)	Section 1350 Certifications.

(1)	Filed herewith.

(2)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on August 23, 2007.

+	Confidential treatment with respect to specific portions are omitted and filed separately with the SEC.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ Howard W. Robin
Howard W. Robin
Chief Executive Officer, President and Director

Date: November 8, 2007

By:	/s/ Timothy A. Harkness
Timothy A. Harkness
Senior Vice President and Chief Financial Officer

Date: November 8, 2007

EXHIBIT INDEX

Except as so indicated in Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Documents

10.1(1)	Nektar Therapeutics, Aerogen, Inc. and Bayer Healthcare LLC Co-Development, License and Co-promotion Agreement dated August 1, 2007.+

10.2(1)	Form of Non-employee Director Restricted Stock Unit Agreement under the 2000 Equity Incentive Plan.

10.3(1)	Form of Non-employee Director Stock Option Agreement under the 2000 Equity Incentive Plan.

10.4(1)	Form of Severance Letter for the following executive officers: Hoyoung Huh, John Patton, Nevan C. Elam and Gil M. Labrucherie.

10.5(2)	Employment Letter Agreement with Timothy A. Harkness dated August 10, 2007.

10.6(1)	Employment Transition and Separation Agreement entered into with Louis Drapeau on September 4, 2007.

10.7(1)	Employment Transition and Separation Agreement entered into with David Johnston on October 5, 2007.

10.8(1)	Amended and Restated Built-to-Suite Lease between Nektar Therapeutics and BMR-201 Industrial Road LLC, dated August 17, 2004, as amended on January 11, 2005 and July 19, 2007.

10.9(1)	Amended and Restated Change of Control Severance Benefit Plan.

31.1(1)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(1)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1(1)	Section 1350 Certifications.

(1)	Filed herewith.

(2)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on August 23, 2007.

+	Confidential treatment with respect to specific portions are omitted and filed separately with the SEC.