Form 10-K
period 2007-12-31
NEKTAR THERAPEUTICS
filed 2008-02-29
CIK 906709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2007

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

650-631-3100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days) Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes  ☐    No  ☒

The approximate aggregate market value of voting stock held by non-affiliates of the registrant, based upon the last sale price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, June 29, 2007 (based upon the closing sale price of the registrant’s common stock listed as reported on the NASDAQ Global Select Market), was approximately $866,817,502. This calculation excludes approximately 603,726 shares held by directors and executive officers of the registrant. Exclusion of these shares does not constitute a determination that each such person is an affiliate of the registrant.

As of February 25, 2008, the number of outstanding shares of the registrant’s Common Stock was 92,322,679.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive Proxy Statement to be filed for its 2008 Annual Meeting of Stockholders are incorporated by reference into Part III hereof. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

NEKTAR THERAPEUTICS

2007 ANNUAL REPORT ON FORM 10-K

Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of this annual report on Form 10-K, including any projections of earnings, revenue or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, but not limited to, the risk factors set forth in Item 1A “Risk Factors” below and for the reasons described elsewhere in this annual report on Form 10-K. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof and we do not intend to update any forward-looking statements except as required by law or applicable regulations. Except where the context otherwise requires, in this annual report of Form 10-K, the “Company,” “Nektar,” “we,” “us,” and “our” refer to Nektar Therapeutics, a Delaware corporation, and, where appropriate, its subsidiaries.

Trademarks

The Nektar brand and product names, including but not limited to Nektar®, contained in this document are trademarks, registered trademarks or service marks of Nektar Therapeutics in the United States (U.S.) and certain other countries. This document also contains references to trademarks and service marks of other companies that are the property of their respective owners.

PART I

Item 1. Business

Overview

We are a biopharmaceutical company that develops and enables differentiated therapeutics with our leading PEGylation and pulmonary drug development technology platforms. Our mission is to create differentiated, innovative products by applying our platform technologies to established or novel medicines. By doing so, we aim to raise the standards of current patient care by improving one or more performance parameters, including efficacy, safety or ease of use. Ten products using these technology platforms have received regulatory approval in the U.S. or Europe. Our two technology platforms are the basis of nearly all of our partnered and proprietary product and product candidates.

We create or enable potential breakthrough products in two ways. First, we develop products in collaboration with pharmaceutical and biotechnology companies that seek to improve and differentiate their products. All of the approved products today that use our technology platforms are a result of collaborations with partners. Second, we develop our own product candidates by applying our technologies to already approved drugs to create and develop our own differentiated, proprietary product candidates that are designed to target serious diseases in novel ways. We currently have two proprietary product candidates in mid-stage clinical development and a number of other candidates in preclinical development.

Our two leading technology platforms enable improved performance of a variety of new and existing molecules. Our PEGylation technology is a chemical process designed to enhance the performance of most drug classes with the potential to improve solubility and stability, increase drug half-life, reduce immune responses to an active drug and improve the efficacy or safety of a molecule in certain instances. Our pulmonary technology makes drugs inhaleable to deliver them to and through the lungs for both systemic and local lung applications.

We were incorporated in California in 1990 and reincorporated in Delaware in 1998. We maintain our executive offices at 201 Industrial Road, San Carlos, California 94070, and our main telephone number is (650) 631-3100.

Our Strategy

The two key elements of our business strategy are described below.

Develop a Portfolio of Proprietary Product Candidates That Leverage Our PEGylation and Pulmonary Technology Platforms

We are developing a portfolio of proprietary product candidates by applying our PEGylation and pulmonary technology platforms and know-how to improving already approved drugs. Our strategy is to identify molecules that would benefit from the application of our technologies and potentially improve one or more performance parameters, including efficacy, safety and ease of use. Our objective is to create value by advancing these product candidates into clinical development and then deciding on a product-by-product basis whether we wish to continue development and commercialize on our own or seek a partner or pursue a combination of these approaches. Our most advanced proprietary product candidates are NKTR-102 (PEG-irinotecan) for the treatment of solid tumors, including colorectal cancer, and NKTR-118 (oral PEG-naloxol) for the treatment of opioid-induced bowel dysfunction, both of which entered Phase 2 clinical development in late 2007.

Create and Maintain Our High-Value Partnerships

We have collaborations or licensing arrangements with a number of pharmaceutical and biotechnology companies. Our partnering strategy enables us to work towards developing a larger and more diversified pipeline of drug products and product candidates using our technologies. As we have shifted our focus away from being a drug delivery service provider and have researched and developed our proprietary product pipeline, we expect to engage in selecting high value partnerships in order to optimize revenue potential, probability of success and overall return on investment. Our partnering options range from a comprehensive license to a co-promotion and co-development arrangement with the structure of the partnership depending on factors such as the cost and complexity of development, commercialization needs and therapeutic area focus.

Our Technology Platforms

Our technology platforms are designed to improve the performance of new and existing drugs, including both small and macromolecules. Our two technology platforms are described below.

PEGylation technology. Our PEGylation technology is designed to enhance performance of a variety of drug classes, including macromolecules (i.e., biologics) and small molecules and other drugs. PEGylation is a chemical process where polyethylene glycol chains, also known as PEGs, are attached to active drugs to provide them certain unique properties and create a new biologic or chemical entity with a potentially-improved therapeutic profile to the original drug. These properties may include potentially improved drug solubility and stability, as well as potentially increased drug half-life.

Our PEGylation technology has the potential to offer one or more of the following benefits:

•	improved efficacy or safety in certain instances as a result of better pharmacokinetics of the drug in the body;

•	improved targeting of a drug to act at the site of disease with the potential to improve efficacy and reduce toxicity;

•	potential to prevent drugs from crossing the blood-brain barrier and limiting undesirable central nervous system effects;

•	reduced first-pass metabolism effects of certain drug classes with the potential to improve efficacy and reduce toxicity;

•

reduced rate of drug absorption from a subcutaneous injection and of elimination or metabolism by improving stability of the drug in the body thereby lowering the number of injections required by a patient for certain therapies; and

•	reduced immune response to certain macromolecules with the potential to prolong their effectiveness with repeated doses.

Currently our PEGylation technology is used in seven of our partnered products approved in the U.S. and two approved in the EU and Switzerland. Our two lead proprietary products, NKTR-102 (PEG-irinotecan) and NKTR-118 (oral PEG-naloxol) are also based on our small molecule PEGylation technology platform. In addition, we have a number of pre-clinical programs that utilize our PEGylation technology.

Pulmonary technology. Our pulmonary technology includes technologies for drug formulation, powder processing and powder filling and packaging, as well as dry powder inhaler devices and liquid nebulizer devices. The combination of these technologies creates an integrated drug delivery system that delivers therapeutics to the lung for both local lung and systemic delivery. We also have technology to deliver liquid aerosols to the deep lung in an efficient and reproducible manner to treat infections and diseases of the lung. We are currently working with a variety of different dry powder inhalers and different types of proprietary liquid nebulizers.

We believe our pulmonary technology has the potential to offer one or more of the following benefits:

•	non-invasive delivery of certain peptides and proteins for systemic distribution;

•	systemic delivery of molecules that require fast onset of action; and

•	local lung targeting to treat pulmonary disease while reducing systemic exposure.

Our pulmonary technology is being used in one approved product and six product candidates in clinical development, including:

•

a rapid-acting human insulin dry powder inhaled prior to eating using a handheld inhaler, Exubera inhalation powder, which is approved in the U.S. and EU, Brazil, Mexico and other countries for the treatment of adults with Type 1 and Type 2 diabetes for the control of hyperglycemia;

•	a next generation form of dry powder inhaled insulin and proprietary inhaler device, also known as NGI, that is currently in Phase 1 clinical development;

•

an inhaled formulation of tobramycin being developed in partnership with Novartis Pharma AG for the treatment of lung infections in patients with cystic fibrosis and currently undergoing Phase 3 clinical trials;

•

an inhaled formulation of Ciprofloxacin being developed in partnership with Bayer AG for the treatment of lung infections in patients with cystic fibrosis and currently undergoing Phase 2 clinical trials;

•

an inhaled delivery system using a specially formulated amikacin (NKTR-061), an aminoglycoside antibiotic, being developed in partnership with Bayer AG for inhalation deep into the lung for adjunctive treatment of Gram-negative pneumonias; and

•	two proprietary product candidates in preclinical development.

Approved Products and Clinical Pipeline

The following table summarizes select proprietary and partnered products and product candidates, including product candidates in clinical development, products for which a New Drug Application (NDA) or Biologics License Application (BLA) has been filed and products that have received regulatory approval in one or more jurisdictions. The table includes the type of molecule or drug, the primary indication for the product or product candidate and the status of the program. Approval status applies to the U.S. market unless otherwise noted.

Molecule	Primary Indication	Partner	Status(1)
Pulmonary technology
Partnered
Tobramycin inhalation powder (TIP)	Lung infections in cystic fibrosis patients	Novartis Pharma AG	Phase 3
NKTR-061 (inhaled amikacin)	Gram-negative pneumonias	Bayer AG	Phase 2
Ciprofloxacin Inhalation Powder (CIP)	Lung infections in cystic fibrosis patients	Bayer AG	Phase 2
Pulmonary dronabinol (Dronabinol metered dose inhaler)	Migraine (with and without aura)	Solvay Pharmaceuticals, Inc.	Phase 2
Exubera® (insulin human [rDNA origin]) inhalation powder	Adult Type 1 and Type 2 Diabetes	Formerly partnered with Pfizer Inc**	Approved
Next-generation inhaled insulin	Adult Type 1 and Type 2 Diabetes	Formerly partnered with Pfizer Inc**	Phase 1

PEGylation technology
Partnered
Neulasta® (pegfilgrastim)	Neutropenia	Amgen Inc.	Approved
PEGASYS® (peginterferon alfa-2a)	Hepatitis-C	Hoffmann-La Roche Ltd.	Approved
Somavert® (pegvisomant)	Acromegaly	Pfizer Inc	Approved
PEG-INTRON® (peginterferon alfa-2b)	Hepatitis-C	Schering-Plough Corporation	Approved
Macugen® (pegaptanib sodium injection)	Age-related macular degeneration	OSI Pharmaceuticals (formerly Eyetech)	Approved U.S. EU & Canada
CIMZIA(TM) (certolizumab pegol, CDP870)	Crohn’s disease	UCB Pharma	Filed in U.S. & EU; Approved and launched in Switzerland

Molecule	Primary Indication	Partner	Status(1)
MIRCERA® (C.E.R.A.) (Continuous Erythropoietin Receptor Activator)	Renal anemia Chronic kidney disease	Hoffmann-La Roche Ltd.	Approved in the U.S. and EU (Launched only in the EU)*
CIMZIA(TM) (certolizumab pegol, CDP870)	Rheumatoid arthritis	UCB Pharma	Filed in the U.S.
Hematide™ (synthetic peptide-based, erythropoiesis- stimulating agent)	Anemia	Affymax, Inc.	Phase 3
Macugen® (pegaptanib sodium injection)	Diabetic macular edema (DME)	OSI Pharmaceuticals (Eyetech)	Phase 2
Macugen® (pegaptanib sodium injection)	Retinal Vein Occlusion (RVO)	OSI Pharmaceuticals (Eyetech)	Phase 2
CDP 791 (PEG-antibody fragment angiogenesis inhibitor)	Non-Small Cell Lung Cancer	UCB Pharma	Phase 2

Proprietary
NKTR-102 (PEG-irinotecan)	Colorectal cancer		Phase 2
NKTR-118 (oral PEG-naloxol)	Opioid-induced constipation and other manifestations of opioid bowel dysfunction		Phase 2

(1)	Status definitions are:

Approved—regulatory approval to market and sell product obtained in the U.S., EU and other countries.

Phase 3 or Pivotal—product in large-scale clinical trials conducted to obtain regulatory approval to market and sell the drug (these trials are typically initiated following encouraging Phase 2 trial results).

Phase 2—product in clinical trials to establish dosing and efficacy in patients.

Phase 1— product in clinical trials, typically in healthy subjects, to test safety.

* Product launch is on hold pending patent litigation lawsuit in the U.S.

** On November 9, 2007, we entered into a termination agreement and mutual release with Pfizer for Exubera and the next-generation inhaled insulin (NGI) programs. Under the termination agreement, if a new partner for Exubera and/or NGI is identified subject to certain terms, conditions and limitations, Pfizer has agreed to transfer all of its remaining rights in Exubera and NGI to the new partner without additional consideration except for reimbursement of incremental costs incurred by Pfizer.

Nektar Proprietary Product Development Programs

We develop our own product candidates by applying our technologies to already approved drugs to create and develop our own differentiated, proprietary product candidates that are designed to target serious diseases in novel ways. We currently have two proprietary product candidates in mid-stage clinical development and a number of other candidates in preclinical development. Research and development of proprietary products was a key emphasis for us in 2007 and will be a significant part of our business strategy in the future.

Overview of Selected Proprietary Product Development Programs

NKTR-102 (PEG-Irinotecan)

We are developing NKTR-102, a PEGylated form of irinotecan, which was developed by us using our small molecule PEGylation technology. Irinotecan, also known as Camptosar®, is a chemotherapeutic agent used for the treatment of solid tumors, including colorectal and lung cancers. By applying our small molecule PEGylation technology to irinotecan, NKTR-102 has the potential to be a more effective and tolerable anti-tumor agent. NKTR-102 entered Phase 2 clinical development in late 2007.

Preclinical studies demonstrated that treatment with NKTR-102 resulted in significant suppression of tumor growth in an irinotecan-resistant mouse colorectal tumor model. Administration of NKTR-102 in an animal model resulted in a significantly improved time-concentration profile for the active metabolite of irinotecan as compared to treatment with irinotecan. As a result, in addition to its potential anti-tumor activity, NKTR-102 may significantly reduce the neutropenia and severe diarrhea associated with irinotecan.

The Phase 2 clinical program is designed to evaluate the safety and efficacy of NKTR-102 for the treatment of patients with solid tumors. The first study in the program will investigate NKTR-102 in combination with cetuximab as a second-line colorectal cancer treatment in irinotecan-naive patients as compared to treatment with standard irinotecan in combination with cetuximab. The colorectal study is comprised of two sequential stages. The Phase 2a is an open-label, dose-finding trial in multiple solid tumor types that are refractory to standard curative or palliative therapies. The Phase 2b is an open-label, randomized, double-arm study in patients with second-line metastatic colorectal cancer and study participants will be randomized in one of two arms of the trial (1:1) to receive either NKTR-102 and cetuximab or standard irinotecan and cetuximab. The Phase 2b stage is expected to begin in mid-year 2008 and is planned to be conducted in over 40 centers worldwide. The primary endpoint of the Phase 2b trial is progression-free survival. Secondary endpoints include response rate, response duration, overall survival, standard pharmacokinetics and incidence of toxicities, including diarrhea and neutropenia.

NKTR-118 (oral PEG-naloxol)

NKTR-118 is an oral drug that combines our small molecule PEGylation technology with naloxol, a derivative of the opioid-antagonist drug naloxone. The peripheral opioid antagonist NKTR-118 targets opioid receptors within the enteric nervous system, which mediate opioid-induced bowel dysfunction (OBD), a symptom resulting from opioid use that encompasses constipation, bloating, abdominal cramping and gastroesophageal reflux. Opioid-induced constipation (OIC) is the hallmark of this syndrome and is generally its most prominent component. Currently, there are no specific drugs approved or specifically indicated to treat OBD or OIC. NKTR-118 has been studied in two Phase 1 trials evaluating the safety, tolerability and pharmacokinetics of single and repeated dose administration of the drug. NKTR-118 entered Phase 2 clinical development in late 2007.

In preclinical studies, our PEGylation technology has been shown to prevent oral NKTR-118 from crossing the blood-brain barrier, an important potential advance for this therapy. In a single-dose Phase 1 trial, NKTR-118 was shown to reverse the effects of morphine on gastrointestinal transit time at doses that do not reverse a central opiate effect as measured by pupillometry, demonstrating the potential of the drug to relieve constipation while not reversing central analgesic effects.

The Phase 2 clinical trial for NKTR-118 is a multi-center, placebo-controlled, dose-escalation trial. Patients experiencing OIC will be randomized 1:1 to NKTR-118 or placebo in addition to their opioid treatment. Therapy will be administered orally once-daily (QD) over a five-week treatment period. The primary efficacy endpoint of the clinical trial will be the increase from baseline in spontaneous bowel movements per week. Additional endpoints include monitoring of other symptoms of OBD, which will include the patient assessment of constipation symptoms outcomes tool, and other quality of life measures. Maintenance of opioid analgesic effect will be assessed by measuring changes from baseline in mean daily opioid requirements and daily pain scores. Safety and tolerability will be assessed and pharmacokinetics of NKTR-118 will be evaluated. The trial is planned to be conducted in approximately 50 centers in North America and Europe.

Preclinical and Clinical Proprietary Product Development Programs

We have a number of proprietary product candidates in preclinical stages that use either our PEGylation or pulmonary technology. We are also evaluating various other drug candidates, including generically-available drugs and proprietary third-party drugs.

Our Partnered Product Development Programs

We develop products in collaboration with pharmaceutical and biotechnology companies that seek to improve and differentiate their products. All of the approved products today that use our technology platforms are a result of collaborations with partners.

In a typical collaboration involving our PEGylation technology, we license our proprietary intellectual property related to our PEGylation technology or proprietary conjugated drug molecules in consideration for upfront payments, development milestone payments and royalties from sales of the resulting commercial product as well as sales milestones. We also manufacture and supply PEG reagents to our partners typically on a cost-plus basis.

In a typical collaboration involving our pulmonary technology, we license our intellectual property and provide our pulmonary expertise through contract research support and our partner funds research and development, obtain regulatory approvals and market and sell the approved commercial product. We may also manufacture and supply the proprietary drug formulation or provide for contract manufacturing of our proprietary inhaler devices. Under the terms of our collaboration agreements, we typically receive reimbursement for research and development, development milestone payments and royalties or profit sharing from commercial product sales as well as sales milestones. In addition, we may receive revenue from the clinical and/or commercial manufacture of specialty drug formulations or manufacture and supply of our proprietary inhaler devices.

Overview of Selected Partnered Product Development Programs

Exubera Product and Next-Generation Inhaled Insulin Development Program (NGI) (Formerly Partnered with Pfizer Inc.)

In 1995, we entered into a collaborative development and licensing agreement with Pfizer to develop and market Exubera® and, in 2006 and 2007, we entered into a series of interim letter agreements with Pfizer to develop a next generation form of dry powder inhaled insulin and proprietary inhaler device, also known as NGI. In January 2006, Exubera received marketing approval in the U.S. and EU for the treatment of adults with Type 1 and Type 2 diabetes for the control of hyperglycemia. NGI is currently in Phase 1 clinical development. Our total revenue from Pfizer was $189.1 million and $139.9 million, representing 69% and 64% of total revenue, for the years ending December 31, 2007 and 2006, respectively.

Exubera is rapid-acting powder human insulin that is inhaled normally through the mouth into the lungs prior to eating using a handheld Exubera inhaler. The Exubera inhaler weighs four ounces and, when closed, is about the size of an eyeglass case. The Exubera inhaler produces a cloud of insulin powder in its chamber, which is designed to pass rapidly into the bloodstream to regulate the body’s blood sugar levels. In patients with Type 2 diabetes, Exubera can be used alone or in combination with diabetes pills or longer-acting insulin. In patients with Type 1 diabetes, Exubera is used in combination with longer-acting insulin. We developed both the dry powder insulin formulation and inhaler devices for Exubera using our pulmonary technology. Under the collaborative development and licensing agreement, Pfizer had sole responsibility for marketing and selling Exubera. We performed all of the manufacturing of the Exubera dry powder insulin, and through third party contract manufacturers, we manufacture all the Exubera inhalers. Pfizer filled the blisters of dry powder insulin for use in the Exubera inhalers and also packaged the final Exubera product.

On October 18, 2007, Pfizer announced that it was exiting the Exubera business and gave notice of termination under the collaborative development and licensing agreement. On November 9, 2007, we entered into a termination agreement and mutual release with Pfizer. Under the termination agreement and mutual release, we received a one-time payment of $135.0 million in November 2007 from Pfizer in satisfaction of all outstanding contractual obligations under our then-existing agreements relating to Exubera and NGI. In addition, Pfizer agreed to continue to perform a number of maintenance activities for Exubera and NGI for a limited time and to transfer all of its rights to Exubera and NGI if we find a new marketing and development partner within a certain time period, as described more fully below. All agreements between Pfizer and us, other than the termination agreement and mutual release, terminated on November 9, 2007.

On October 18, 2007, in connection with its Exubera announcement, Pfizer notified doctors prescribing Exubera and patients taking Exubera that Exubera would remain available until January 16, 2008, after which time Exubera patients would be required to transition to other available glucose lowering therapies. In January 2008, Pfizer notified doctors and patients that it was providing an extended use program to patients on Exubera for a limited time. Pfizer noted that it had limited supplies of Exubera and that, due to expiration dating, Exubera would only be available through September 2008 unless another company begins marketing and developing Exubera in collaboration with us.

We are currently seeking a new marketing and development partner for Exubera and NGI. Under the termination agreement and mutual release, if we identify a potential new marketing and development partner for Exubera and/or NGI within a certain time period, Pfizer will use commercially reasonable efforts to complete an agreement with the potential new partner pursuant to which Pfizer will transfer all of its rights in Exubera and/or NGI to the potential new partner without additional consideration (including without any prospective economic value, such as a royalty or profit sharing), other than reimbursement of certain out-of-pocket and incremental costs actually incurred by Pfizer in relation to maintenance and transfer activities performed by Pfizer. In addition, Pfizer has agreed to undertake a number of activities designed to continue to transition all of its rights in Exubera and NGI to any new partner for at least three months following completion of an agreement with the new partner, if any, or such longer transition period as regulatory requirements may require. If a new partner is identified, Pfizer has agreed to the following transition obligations subject to reimbursement of certain out-of-pocket and actual incremental costs incurred by Pfizer:

•	transfer all new drug applications and investigational new drug applications (and foreign equivalents) and data contained in such applications for Exubera and NGI;

•	continue Food & Drug Administration (FDA) mandated Exubera clinical trials;

•	transfer ownership of the Exubera trademark;

•	grant any necessary residual licenses to intellectual property, if any, owned or controlled by Pfizer reasonably necessary to support marketing and manufacturing activities;

•	transfer other necessary technology and supply sources;

•	transfer assets and inventory as necessary at 50% of value;

•	provide necessary manufacturing activities for Exubera in Pfizer facilities; and

•	transfer NGI clinical program activities and data generated with respect to NGI.

For a designated period in the first half of 2008, prior to the time we identify a new partner, if any, for Exubera and/or NGI, Pfizer has also agreed, subject to certain limitations, to undertake certain Exubera and NGI maintenance activities at Pfizer’s cost, unless otherwise agreed, including: (i) maintaining a compassionate patient access program for Exubera, (ii) continuing Phase 4 clinical studies for Exubera, (iii) completing clinical study reports for certain NGI clinical studies and (iv) continuing certain other clinical studies for the NGI program, as agreed to by Pfizer and us, for which we are responsible for out-of-pocket and incremental costs incurred by Pfizer. In the event that a new partner is not selected in the near term or an agreement is not completed promptly thereafter, Pfizer’s obligation to provide the transition assistance and maintenance activities will terminate. We currently expect to conclude whether or not we will have a new partner for Exubera and/or NGI in the first half of 2008.

NKTR-061(inhaled amikacin) (Partnered with Bayer AG)

In August 2007, we entered into a co-development, license and co-promotion agreement with Bayer AG to develop NKTR-061, a specially-formulated amikacin. NKTR-061 is a potentially innovative therapy that utilizes our proprietary liquid aerosol pulmonary technology to deliver a specially formulated amikacin, an aminoglycoside antibiotic, for inhalation deep into the lung. NKTR-061 is under development for the adjunctive treatment of Gram-negative pneumonias that often lead to significant morbidity and mortality. Pursuant to the co-development, license and co-promotion agreement, we are entitled to receive research and development milestone payments, royalty payments and/or profit-sharing on product sales and sales milestones if the product candidate is approved and successfully commercialized.

Currently, NKTR-061 is being studied in Phase 2 trials for the adjunctive therapy of ventilated patients with hospital-acquired, Gram-negative pneumonias. The product is expected to enter Phase 3 clinical development in 2008. These pneumonias are a serious problem afflicting patients even in the world’s most advanced clinical settings and are responsible for a significant number of deaths. Increasingly, multi-drug resistant, Gram-negative bacteria have magnified the problem of hospital-acquired infection. Gram-negative pneumonias are commonly seen in patients receiving immunosuppressive therapy, the elderly and patients undergoing major surgical procedures, aspiration, long hospital stays and prolonged mechanical ventilation. Current treatment involves the administration of systemic antibiotics, which produces significant toxicities and results in marginal benefit to the patient.

The NKTR-061 collaboration is Bayer’s second with Nektar. In 2005, Bayer and Nektar agreed to collaborate on the joint development of inhaled Ciprofloxacin as a potential dry powder therapy for treating pseudomonal infections in patients suffering from cystic fibrosis.

Hemophilia Programs (Partnered with Subsidiaries of Baxter International)

We are party to an exclusive research, development, license and manufacturing and supply agreement with Baxter Healthcare SA and Baxter Healthcare Corporation to develop product candidates to extend the half-life of Hemophilia A and B proteins using our PEGylation technology. In December 2007, we expanded our agreement with Baxter to include the license of our PEGylation technology and proprietary PEGylation methods with the potential to improve the half-life of Baxter’s proprietary treatments for Hemophilia B. These PEGylated hemophilia product candidates are in preclinical development. We are entitled to receive research and development funding and milestone payments, as well as royalty payments on product sales, if the product candidate is successfully approved and commercialized. We will supply, and will receive manufacturing revenue for, the PEG reagents used in the products for preclinical, clinical and commercial purposes.

Tobramycin Inhalation Powder (TIP) Program (Partnered with Novartis Pharma AG)

We are party to a collaborative research, development and commercialization agreement with Novartis Pharma AG to develop Tobramycin inhalation powder (TIP) for the treatment of lung infections caused by the bacterium Pseudomonas aeruginosa in cystic fibrosis patients. Novartis’s existing tobramycin product, TOBI® (Tobramycin Inhalation Solution), was introduced in 1998 as the first inhaled antibiotic approved for treating such lung infections in cystic fibrosis patients. We are responsible for the development of the powder formulation and pulmonary inhaler, as well as the clinical and commercial manufacturing of the drug formulation and inhaler. Novartis is responsible for the clinical development and worldwide commercialization of the drug formulation and inhaler combination. We have the right to receive research and development funding and milestone payments, as well as royalty payments and manufacturing revenue if the product candidate is successfully approved and commercialized. Two separate Phase 3 clinical trials for TIP were commenced in October 2005 and are continuing.

Ciproflaxin Inhalation Powder Program (Partnered with Bayer AG)

We are party to a collaborative research, development and commercialization agreement with Bayer AG to develop an inhaled powder formulation of a novel form of Ciprofloxacin to treat chronic lung infections caused by Pseudomonas aeruginosa lung infections in cystic fibrosis patients. We are responsible for formulation of the dry powder drug and development of the inhalation system, as well as clinical and commercial manufacturing of the drug formulation and device combination. Bayer is responsible for the clinical development and worldwide commercialization of the system. We are entitled to research and development funding, milestone payments as the program progresses through further clinical testing and royalty payments on product sales and manufacturing revenue if the product is commercialized. This product candidate is currently in Phase 2 clinical trials.

CIMZIA(TM) Program (Partnered with UCB.)

We are party to a license, manufacturing and supply agreement for CIMZIA(TM) (certolizumab pegol, CDP870) with UCB. We have the right to receive milestone payments, manufacturing revenue and royalties on product sales if the product candidate is commercialized. We will share a portion of the royalties on this product with Enzon Pharmaceuticals, Inc. pursuant to a license agreement.

In March 2006, UCB filed a Biologics License Application (BLA) with the FDA for CIMZIA for the treatment of Crohn’s disease. Crohn’s disease is a chronic digestive disorder of the intestines commonly referred to as inflammatory bowel disease that affects an estimated 400,000 to 600,000 individuals in the U.S. On December 21, 2006, UCB received a Complete Response Letter from the FDA regarding its BLA submission for CIMZIA. In March 2007, UCB announced that the FDA had raised no major issues or concerns around the safety of CIMZIA but did question the adequacy of dosing in one study. Further, UCB announced that it would initiate a study to address this concern and that it expects the results from this additional clinical study in the second half of 2008.

In April 2006, UCB submitted a Marketing Authorization Application (MAA) to the European Medicines Agency (EMEA) for CIMZIA for Crohn’s Disease. In November 2007, the Committee for Medicinal Products for Human Use (CHMP) in the EU adopted a negative opinion on the MAA in the EU for the treatment of patients with Crohn’s disease. UCB announced that it plans to utilize the appeal process to request a CHMP re-examination of the submission. UCB also announced that it expects a decision during the first half of 2008.

In December 2007, UCB submitted a BLA to the FDA for CIMZIA for the treatment of rheumatoid arthritis. Rheumatoid arthritis is an autoimmune disease that causes chronic inflammation of the joints. The submission was accepted in February of 2008. UCB is also conducting clinical trials on CIMZIA for psoriasis and other indications. The product is in Phase 2 trials for the treatment of psoriasis.

MIRCERA (C.E.R.A.) (Continuous Erythropoietin Receptor Activator) Program (Partnered with Hoffman-La Roche Ltd.)

We are party to a license, manufacturing, and supply agreement with Hoffman-La Roche Ltd. for the license of our proprietary PEGylation reagent to be used in the manufacture of Roche’s MIRCERA product. Under the terms of the agreement, we are entitled to receive milestone payments and manufacturing revenue during development, as well as royalty payments and certain manufacturing revenue if the product candidate is commercialized.

In April 2006, Roche filed a BLA for MIRCERA with the FDA for the treatment of anemia associated with chronic kidney disease, including patients on dialysis or not on dialysis, and an MAA with the EMEA to treat patients with chronic kidney disease. In May 2007, MIRCERA was approved in the EU and the product was subsequently launched by Roche in the EU in August of 2007. In November 2007, the FDA approved Roche’s BLA application for MIRCERA.

MIRCERA is currently the subject of a significant patent infringement lawsuit brought by Amgen Inc. related to Roche’s patents for the use of MIRCERA to treat chemotherapy anemia in the U.S. Amgen prevailed in this patent infringement lawsuit in U.S. federal district court in the state of Massachusetts and the parties are currently litigating the remedy phase. It is uncertain whether Roche will be prevented from marketing and selling MIRCERA in the U.S. or whether an economic settlement with Amgen will be concluded and approved by the court. If Roche is prevented from marketing and selling MIRCERA in the U.S., it will have a material adverse impact on our revenue from MIRCERA.

Research and Development

We divide our portfolio of ongoing research and development programs into two categories: (1) partnered programs and (2) proprietary programs and platform technology research and development. The costs associated with these categories are as follows (in millions):

	Years ended December 31,
	2007	2006	2005
Partner development programs	$87.6	$51.0	$72.9
Proprietary programs and platform technology research and development	60.2	98.4	78.8
Workforce reduction charges	5.8	—	—

Total	$153.6	$149.4	$151.7

These costs include certain allocations of resources shared across our partner programs, including facilities, current good manufacturing practices (cGMP) quality personnel and other shared resources. We have generally allocated these shared costs based on personnel hours.

Our total research and development expenditures can be disaggregated into the following significant types of expenses (in millions):

	Years ended December 31,
	2007	2006	2005
Salaries and employee benefits	$70.7	$69.9	$66.8
Stock compensation expense	6.3	9.7	—
Facility and equipment	33.9	31.0	26.3
Outside services	26.8	24.1	32.0
Supplies	10.8	8.9	22.0
Travel and entertainment	2.2	2.4	1.8
Other	2.9	3.4	2.8

Total	$153.6	$149.4	$151.7

In connection with our research and development for partner programs, we earned $85.9 million, $56.3 million, and $81.6 million in contract research revenue in the years ended December 31, 2007, 2006, and 2005, respectively.

Manufacturing and Supply

In our partnerships involving both our PEGylation technology and pulmonary technology, our partners typically supply the drug components to which we apply our technology platforms to create, manufacture and supply the PEG reagents or other proprietary drug formulation. For the drug components necessary for our proprietary product development, we have agreements for the supply of such drug components with drug manufacturers that we believe have sufficient capacity to meet our demands.

In our partnerships involving our pulmonary technology, we have typically provided our technology and manufacturing expertise to formulate, manufacture and package the drug powders and used subcontractors to manufacture our proprietary inhaler devices. Although we will continue to perform clinical manufacturing for our partners and to support our proprietary product development programs, our strategy is to focus on drug development and only perform commercial manufacturing activities where we have an existing contractual obligation or where unique manufacturing competencies give us or our partners a comparative commercial advantage.

With respect to products using our PEGylation technology, we have two manufacturing facilities in Huntsville, Alabama. One is for the manufacture of PEG-derivatives and the other is for the manufacture of active pharmaceutical ingredients (APIs). The latter facility will be used to produce APIs for clinical development for our proprietary product candidates that utilize our PEGylation technology. Both facilities are designed and operated to be in compliance with the guidelines of the International Conference on Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use (ICH) applicable to APIs (ICH Q7A guidelines).

With respect to products using our pulmonary technology, we operate a drug powder manufacturing and packaging facility in San Carlos, California capable of producing drug powders in quantities sufficient for clinical trials of product candidates utilizing our pulmonary technology. We have developed a high capacity automated filling technology that fills individual discrete sealed dose containers, known as blisters, which seal drug powder from the environment and reduce caking and contamination. We believe our filling technology is capable of filling drug powder blisters on a commercial production scale. In 2006 and 2007, we operated a commercial-scale dry powder manufacturing operation to manufacture and supply Pfizer with bulk dry powder insulin for Exubera. Until the termination of our Pfizer agreements in November 2007, we had licensed this technology to Pfizer to perform commercial filling of dry powder insulin into blisters to be used with the Exubera inhaler. Depending on the success and structure of our future partnering efforts for Exubera and/or NGI, we may continue commercial-scale manufacturing of dry powder insulin in our San Carlos, California facility. This facility has been inspected and licensed by the State of California and is used to manufacture and package powders under current good manufacturing practices (cGMP). The facility received a pre-approval inspection from U.S. and international regulatory authorities and was found acceptable for commercial manufacturing. Our manufacturing facilities are subject to ongoing routine inspection and a continuing obligation to adhere to cGMP.

In February 2008, we terminated our manufacturing and supply agreement with Bespak Europe Ltd. (now Consort Medical plc) and Tech Group North America, Inc., (now West Pharmaceutical Services) two contract manufacturers that manufactured and supplied us with the Exubera inhalers. We have a 2008 continuation agreement with Tech Group to preserve manufacturing capacity and expertise to support a new marketing partner for the Exubera inhaler if we secure a new marketing partner for Exubera within a certain time period and such partner desires to enter into a new manufacturing and supply agreement with Tech Group. Tech Group had successfully implemented our pulmonary device technology, scaled up the manufacturing process to commercial levels and met the requirements of cGMP. Tech Group also received a preapproval inspection from regulatory authorities and was found acceptable for commercial manufacture.

Government Regulation

The research and development, clinical testing, manufacture and marketing of products using our technologies are subject to regulation by the Food and Drug Administration (FDA) and by comparable regulatory agencies in other countries. These national agencies and other federal, state and local entities regulate, among other things, research and development activities and the testing (in vitro, in animals and in human clinical trials), manufacture, labeling, storage, recordkeeping, approval, marketing, advertising and promotion of our products.

The approval process required by the FDA before a product using any of our technologies may be marketed in the U.S. depends on whether the chemical composition of the product has previously been approved for use in other dosage forms. If the product is a new chemical entity that has not been previously approved, the process includes the following:

•	extensive preclinical laboratory and animal testing;

•	submission of an Investigational New Drug application (IND) prior to commencing clinical trials;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for the intended indication; and

•

submission to the FDA of a New Drug Application (NDA) for approval of a drug, a Biologic License Application (BLA) for approval of a biological product or a Premarket Approval Application (PMA) or Premarket Notification 510(k) (510(k)) for a medical device product.

If the active chemical ingredient has been previously approved by the FDA, the approval process is similar, except that certain preclinical tests relating to systemic toxicity normally required for the IND and NDA or BLA may not be necessary if the company has a right of reference to such data or is eligible for approval under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act.

Preclinical tests include laboratory evaluation of product chemistry and animal studies to assess the safety and efficacy of the product and its chosen formulation. Preclinical safety tests must be conducted by laboratories that comply with FDA good laboratory practices (GLP) regulations. The results of the preclinical tests for drugs, biological products and combination products subject to the primary jurisdiction of the FDA’s Center for Drug Evaluation and Research (CDER) or Center for Biologics Evaluation and Research (CBER) are submitted to the FDA as part of the IND and are reviewed by the FDA before clinical trials can begin. Clinical trials may begin 30 days after receipt of the IND by the FDA, unless the FDA raises objections or requires clarification within that period.

Clinical trials involve the administration of the drug to healthy volunteers or patients under the supervision of a qualified, identified medical investigator according to a protocol submitted in the IND for FDA review. Drug products to be used in clinical trials must be manufactured according to current good manufacturing practices (cGMP). Clinical trials are conducted in accordance with protocols that detail the objectives of the study and the parameters to be used to monitor participant safety and product efficacy as well as other criteria to be evaluated in the study. Each protocol is submitted to the FDA in the IND.

Apart from the IND process described above, each clinical study must be reviewed by an independent Institutional Review Board (IRB) and the IRB must be kept current with respect to the status of the clinical study. The IRB considers, among other things, ethical factors, the potential risks to subjects participating in the trial and the possible liability to the institution where the trial is conducted. The IRB also reviews and approves the informed consent form to be signed by the trial participants and any significant changes in the clinical study.

Clinical trials are typically conducted in three sequential phases. Phase 1 involves the initial introduction of the drug into healthy human subjects (in most cases) and the product generally is tested for tolerability, pharmacokinetics, absorption, metabolism and excretion. Phase 2 involves studies in a limited patient population to:

•	determine the preliminary efficacy of the product for specific targeted indications;

•	determine dosage and regimen of administration; and

•	identify possible adverse effects and safety risks.

If Phase 2 trials demonstrate that a product appears to be effective and to have an acceptable safety profile, Phase 3 trials are undertaken to evaluate the further clinical efficacy and safety of the drug and formulation within an expanded patient population at geographically dispersed clinical study sites and in large enough trials to provide statistical proof of efficacy and tolerability. The FDA, the clinical trial sponsor, the investigators or the IRB may suspend clinical trials at any time if any one of them believes that study participants are being subjected to an unacceptable health risk. In some cases, the FDA and the drug sponsor may determine that Phase 2 trials are not needed prior to entering Phase 3 trials.

Following a series of formal and informal meetings between the drug sponsor and the regulatory agencies, the results of product development, preclinical studies and clinical studies are submitted to the FDA as an NDA or BLA for approval of the marketing and commercial shipment of the drug product. The FDA may deny approval if applicable regulatory criteria are not satisfied or may require additional clinical or pharmaceutical testing or requirements. Even if such data are submitted, the FDA may ultimately decide that the NDA or BLA does not satisfy all of the criteria for approval. Additionally, the approved labeling may narrowly limit the conditions of use of the product, including the intended uses, or impose warnings, precautions or contraindications which could significantly limit the potential market for the product. Further, as a condition of approval, the FDA may impose post-market surveillance, or Phase 4, studies or risk management programs. Product approvals, once obtained, may be withdrawn if compliance with regulatory standards is not maintained or if safety concerns arise after the product reaches the market. The FDA may require additional post-marketing clinical testing and pharmacovigilance programs to monitor the effect of drug products that have been commercialized and has the power to prevent or limit future marketing of the product based on the results of such programs. After approval, there are ongoing reporting obligations concerning adverse reactions associated with the product, including expedited reports for serious and unexpected adverse events.

Each manufacturer of drug product for the U.S. market must be registered with the FDA and typically is inspected by the FDA prior to NDA or BLA approval of a drug product manufactured by such establishment. Establishments handling controlled substances must also be licensed by the U.S. Drug Enforcement Administration. Manufacturing establishments of U.S. marketed products are subject to inspections by the FDA for compliance with cGMP and other U.S. regulatory requirements. They are also subject to U.S. federal, state and local regulations regarding workplace safety, environmental protection and hazardous and controlled substance controls, among others.

A number of the drugs we are developing are already approved for marketing by the FDA in another form and using another delivery system. We believe that, when working with drugs approved in other forms, the approval process for products using our alternative drug delivery or formulation technologies may involve less risk and require fewer tests than new chemical entities do. However, we expect that our formulations will often use excipients not currently approved for use. Use of these excipients will require additional toxicological testing that may increase the costs of, or length of time needed to, gain regulatory approval. In addition, as they relate to our products, regulatory procedures may change as regulators gain relevant experience, and any such changes may delay or increase the cost of regulatory approvals.

For product candidates currently under development utilizing our pulmonary technology, our pulmonary inhaler devices are considered to be part of a drug and device combination for deep lung delivery of each specific molecule. The FDA will make a determination as to the most appropriate center and division within the agency that will assume prime responsibility for the review of the applicable applications, which would consist of an IND and an NDA or BLA where CDER or CBER are determined to have primary jurisdiction or an investigational device exemption application and PMA or 510(k) where the Center for Devices and Radiological Health (CDRH) is determined to have primary jurisdiction. In the case of our product candidates, CDER in consultation with CDRH could be involved in the review. The assessment of jurisdiction within the FDA is based upon the primary mode of action of the drug or the location of the specific expertise in one of the centers.

Where CDRH is determined to have primary jurisdiction over a product, 510(k) clearance or PMA approval is required. Medical devices are classified into one of three classes—Class I, Class II, or Class III—depending on the degree or risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. Devices deemed to pose lower risks are placed in either Class I or II, which requires the manufacturer to submit to the FDA a Premarket Notification requesting permission to commercially distribute the device. This process is known as 510(k) clearance. Some low risk devices are exempted from this requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device are placed in Class III, requiring PMA approval.

To date, our partners have generally been responsible for clinical and regulatory approval procedures, but we may participate in this process by submitting to the FDA a drug master file developed and maintained by us which contains data concerning the manufacturing processes for the inhaler device or drug. For our proprietary products, we prepare and submit an IND and are responsible for additional clinical and regulatory procedures for product candidates being developed under an IND. The clinical and manufacturing development and regulatory review and approval process generally takes a number of years and requires the expenditure of substantial resources. Our ability to manufacture and market products, whether developed by us or under collaboration agreements, ultimately depends upon the completion of satisfactory clinical trials and success in obtaining marketing approvals from the FDA and equivalent foreign health authorities.

Sales of our products outside the U.S. are subject to local regulatory requirements governing clinical trials and marketing approval for drugs. Such requirements vary widely from country to country.

In the U.S., under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the U.S. The company that obtains the first FDA approval for a designated orphan drug for a rare disease receives marketing exclusivity for use of that drug for the designated condition for a period of seven years. In addition, the Orphan Drug Act provides for protocol assistance, tax credits, research grants and exclusions from user fees for sponsors of orphan products. Once a product receives orphan drug exclusivity, a second product that is considered to be the [same] drug for the same indication may be approved during the exclusivity period only if the second product is shown to be “clinically superior” to the original orphan drug in that it is more effective, safer or otherwise makes a “major contribution to patient care” or the holder of exclusive approval cannot assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated.

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

In developing the device components for our pulmonary technology, we have sought to develop our quality systems and design engineering function to adhere to the principles of design control for medical devices as set forth in the applicable regulatory guidance. Although our hybrid drug/device products are expected to be reviewed primarily by CDER/CBER, we have sought to adhere to the design control approach both as a good business practice and because it appears that the drug and biologic centers of the FDA and other worldwide agencies are adopting this policy. In Europe, delivery devices are viewed as separate entities subject to review as such under the medical device directive. In the U.S., it is our intention to comply with FDA regulations for devices.

There can be no assurance that products that we develop, including devices designed by us and built by our contract manufacturers, will be approved or meet approval requirements on a timely basis, the failure of which would have a material adverse effect on our business, results of operations and financial condition. There also can be no assurance that any FDA, European Medicines Agency (EMEA) or other international equivalent approval will not impose significant labeling or other limitations that could have a material adverse effect on the revenue potential of the product involved.

Once a product is approved, the failure of the manufacturer, distributor or marketer to adhere to applicable legal and regulatory requirements can result in enforcement action, including seizure, injunctions, criminal or civil penalties and market withdrawal.

Patents and Proprietary Rights

We routinely apply for patents for our innovations and for improvements to our technology platform. We also rely on our trade secrets and know-how to protect our technologies and our competitive position. We plan to defend our proprietary technologies from infringement, misappropriation and duplication through our issued patents, our proprietary know-how and contracts.

Our patent portfolio contains patents and patent applications that encompass each of our technologies, including our pulmonary technology and our PEGylation technology platforms. As of December 31, 2007, we owned over 220 U.S. and over 1,200 foreign patents. Currently, we have over 200 patent applications pending in the US and over 1,100 pending in other countries. Our PEGylation technology patents and patent applications cover reactive PEG derivatives, PEG-drug conjugates, PEG-based pro-drugs and PEG-drug delivery vehicles. Our pulmonary technology patents and patent applications cover compositions, methods and apparatus for preparing, packaging and delivering particles for pulmonary delivery of both large and small molecule drugs. Although our early PEGylation technology patent applications were filed in the U.S. only, we routinely file patent applications on innovations and improvements in each of these areas on a worldwide basis. In the U.S. and generally throughout the world, the term of a new patent is twenty years from the date on which the application for the patent was filed or, in certain cases, from an earlier date from which the application claims priority, subject to the payment of maintenance fees. In some instances, a patent term may be extended for a patent the issuance of which is delayed due to patent application examining authorities or for a patent covering a regulated product the market approval of which is delayed due to product reviewing regulatory authorities.

With regard to our PEGylation technology patent portfolio, we have filed patent applications directed to activated PEG reagents having a variety of structures and reactive groups, methods of producing highly pure polymer reagents, PEG pro-drugs having hydrolyzable linkages, PEG-based hydrogels and alternative gel systems and PEG conjugates of certain molecules.

Our pulmonary technology patent portfolio relates to pharmaceutical compositions and reagents, medical devices and equipment and methods for preparation, packaging and delivery of our pharmaceutical compositions. This portfolio includes spray drying solutions, emulsions and suspensions to prepare particles of various morphologies. Patents owned by us in these areas cover inhaler devices, formulations for pulmonary delivery and methods for preparing, packaging and using these formulations and particular active agent formulations for delivery via the respiratory tract.

The patent positions of pharmaceutical, biotechnology, medical device and drug delivery companies, including ours, involve complex legal and factual issues. There can be no assurance that patents we apply for will be issued to us or that patents that are issued to us will be valid and enforceable. Even for patents that are enforceable, we anticipate that any attempt to enforce our patents would be time consuming and costly. Additionally, the coverage claimed in a patent application can be significantly reduced before the patent is issued. As a consequence, we do not know whether any of our pending patent applications will be granted with broad coverage or whether the claims that eventually issue, or those that have issued, will be circumvented. Since publication of discoveries in scientific or patent literature often lag behind actual discoveries, we cannot be certain that we were the first inventor of inventions covered by our patents or patent applications or that we were the first to file patent applications for such inventions. Moreover, we may have to participate in interference proceedings in the U.S. Patent and Trademark Office, which could result in substantial cost to us, even if the eventual outcome is favorable. An adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from or to third parties or require us to cease using the technology in dispute.

U.S. and foreign patent rights and other proprietary rights exist that are owned by third parties and relate to pharmaceutical compositions and reagents, medical devices and equipment and methods for preparation, packaging and delivery of pharmaceutical compositions. We cannot predict with any certainty which, if any, of these rights will be considered relevant to our technology by authorities in the various jurisdictions where such rights exist, nor can we predict with certainty which, if any, of these rights will or may be asserted against us by third parties. We could incur substantial costs in defending ourselves and our partners against any such claims. Furthermore, parties making such claims may be able to obtain injunctive or other equitable relief, which could effectively block our ability to develop or commercialize some or all of our products in the U.S. and abroad and could result in the award of substantial damages. In the event of a claim of infringement, we or our partners may be required to obtain one or more licenses from third parties. There can be no assurance that we can obtain a license to any technology that we determine we need on reasonable terms, if at all, or that we could develop or otherwise obtain alternative technology. The failure to obtain licenses if needed may have a material adverse effect on our business, results of operations and financial condition.

We also rely on trade secret protection for our confidential and proprietary information. No assurance can be given that we can meaningfully protect our trade secrets. Others may independently develop substantially equivalent confidential and proprietary information or otherwise gain access to, or disclose, our trade secrets.

Our ability to develop and commercialize our technologies will be affected by our or our partners’ access to drugs that are to be formulated. Many biopharmaceutical drugs, including some presently under development by us, are subject to issued and pending U.S. and foreign patent rights that may be owned by competing entities. There can be no assurance that we will have access to drug candidates for formulation or that, if such access is provided, we will not be accused of, or determined to be, infringing a third party’s rights and be prohibited from working with the drug or found liable for damages that may not be subject to indemnification. Any such restriction on access or liability for damages would have a material adverse effect on our business, results of operations and financial condition.

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

Backlog

In our partner programs where we manufacture and supply our proprietary drug formulations or our proprietary pulmonary delivery devices, sales are made pursuant to customer purchase orders for delivery. The volume of drug formulation or pulmonary delivery devices actually purchased by our customers, as well as shipment schedules, are subject to frequent revisions that reflect changes in both the customers’ needs and product availability. In our partner programs where we provide contract research services, those services are typically provided under a work plan that is subject to frequent revisions that change based on the development needs and status of the program. The backlog at a particular time is affected by a number of factors, including scheduled date of manufacture and delivery and development program status. In light of industry practice and our own experience, we do not believe that backlog as of any particular date is indicative of future results.

Competition

Competition in the pharmaceutical and biotechnology industry is intense and characterized by aggressive research and development and rapidly-evolving technology. We frequently compete with pharmaceutical companies and other institutions with greater financial, research and development, marketing and sales, manufacturing and managerial capabilities. We face competition from these companies not just in product development but also in areas such as recruiting employees, acquiring technologies that might enhance our ability to commercialize products, establishing relationships with certain research and academic institutions, enrolling patients in clinical trials and seeking program partnerships and collaborations with larger pharmaceutical companies.

We believe that our proprietary and partnered products will compete with others on the market on the basis of one or more of the following parameters: efficacy, safety, ease of use and cost. Competition is intense in each of our technology platforms, including non-invasive, and less invasive, delivery of peptides and proteins and improved formulation and delivery of small molecules through pulmonary, oral and injectable means. A number of the products in our pipeline have direct and indirect competition from both drug delivery and biopharmaceutical companies. For each of our technology platforms, we believe we have competitive advantages relating to factors such as efficacy, safety, ease of use and cost for certain applications and molecules. We constantly monitor the technological and product advancements of our partners and attempt to develop in-house technologies, or license or acquire technologies, to improve and keep our own technology platforms competitive.

In the PEGylation technology field, our competitors include The Dow Chemical Company, Enzon Pharmaceuticals, Inc., SunBio Corporation, Mountain View Pharmaceuticals, Inc., Neose Technologies, Inc., NOF Corporation and Urigen Pharmaceuticals, Inc. Several other chemical, biotechnology and pharmaceutical companies may also be developing PEGylation technologies. Some of these companies license or provide the technology to other companies, while others develop the technology for internal use.

In the pulmonary technology field, our competitors include Alexza Pharmaceuticals, Inc., Alkermes, Inc., Aradigm Corporation, 3M Company, MannKind Corporation, Microdose Technologies, Inc., Pari Pharma, Respironics, Inc., SkyePharma Plc and Vectura Group Plc.

Product and Program Specific Competition

Exubera (dry powder inhaled insulin)

There are currently no approved pulmonary insulin products in the U.S. or the EU other than Exubera, but several direct competitors have development programs underway for inhaled insulin products, including Alkermes, Inc. in collaboration with Eli Lilly and Company, MannKind Corporation, Epic Pharmaceuticals (PTY) LTD, Abbott Laboratories and Baxter Healthcare SA. All of these companies are working on various versions of inhaled insulin products in either a liquid or dry powder form. Any of these products, if approved, could be competitive with Exubera or our next-generation inhaled insulin product (NGI) candidate. Some of our competitors’ products are in Phase 3 clinical development, including Alkermes’ inhalable insulin product (AIR Insulin System™) in collaboration with Eli Lilly and Mannkind’s Technosphere® Insulin System. We believe other smaller companies are developing oral or buccal products for insulin delivery, such as Biocon Ltd., Emisphere Technologies, Inc., CoreMed Corporation and Generex Biotechnology Corporation. Inhaled insulin products also compete with approved injectable insulins, including both fast-acting and longer-acting basal insulins, as well as other treatment modalities for diabetes, including oral agents and other injectable products approved for patients with Type 2 diabetes, such as Amylin Pharmaceuticals, Inc.’s Byetta.

NKTR-061(inhaled amikacin)

There are currently no approved drugs on the market for adjunctive treatment or prevention of Gram-negative pneumonias in mechanically ventilated patients which are also administered via the pulmonary route. The current standard of care includes approved intravenous antibiotics which are partially effective for the treatment of either hospital-acquired pneumonia or ventilator-associated pneumonia in patients on mechanical ventilators. These drugs include drugs that fall into the categories of antipseudomonal cephalosporins, antipseudomonal carbepenems, beta-Lactam/beta-lactamase inhibitors, antipseudomonal fluoroquinolones, such as Ciprofloxacin or levofloxacin, and aminoglycosides, such as amikacin, gentamycin or Tobramycin.

NKTR-118 (oral PEG-naloxol)

There are no products approved specifically for the treatment of opioid-induced constipation (OIC) or opioid bowel dysfunction (OBD). Current therapies utilized to treat OIC and OBD include over-the-counter laxatives and stool softeners, such as docusate sodium, senna and milk of magnesia. These therapies do not address the underlying cause of constipation as a result of opioid use and are generally viewed as ineffective or only partially effective to treat the symptoms of OID and OBD.

There are a number of companies developing potential products which are in various stages of clinical development and are being evaluated for the treatment of OIC and OBD in different patient populations. Potential competitors include Adolor Corporation, GlaxoSmithKline, Progenics Pharmaceuticals, Inc., Wyeth, Mundipharma Int. Limited, Sucampo Pharmaceuticals and Takeda Pharmaceutical Company Limited.

NKTR-102 (PEG-irinotecan)

There are a number of chemotherapies and cancer therapies approved today and in clinical development for the treatment of colorectal cancer. Approved therapies for the treatment of colorectal cancer include Eloxatin, Camptosar, Avastin, Erbitux, Vectibux, Xeloda, Adrucil and Wellcovorin. These therapies are only partially effective in treating the disease. There are a number of drugs in various stages of preclinical and clinical development from companies exploring cancer therapies or improved chemotherapeutic agents to potentially treat colorectal cancer. If these drugs are approved, they could be competitive to NKTR-102. These include products in development from BMS, Pfizer, GlaxoSmithKline, Antigenics, Roche, Novartis, Cell Therapeutics, Neopharm, Meditech Research, Enzon Pharmaceuticals and others.

Environment

As a manufacturer of drug products for the U.S. market, we are subject to inspections by the FDA for compliance with cGMP and other U.S. regulatory requirements, including U.S. federal, state and local regulations regarding environmental protection and hazardous and controlled substance controls, among others. Environmental laws and regulations are complex, change frequently and have tended to become more stringent over time. We have incurred, and may continue to incur, significant expenditures to ensure we are in compliance with these laws and regulations. We would be subject to significant penalties for failure to comply with these laws and regulations.

Employees and Consultants

As of December 31, 2007, we had 575 employees, of which 469 employees were engaged in research and development, commercial operations and quality activities and 106 employees were engaged in general administration and business development. We have a number of employees who hold advanced degrees, such as Ph.D.s. None of our employees are covered by a collective bargaining agreement, and we have experienced no work stoppages. We believe that we maintain good relations with our employees.

To complement our own expertise, we utilize specialists in regulatory affairs, pulmonary toxicology, process engineering, manufacturing, quality assurance, device design, clinical trial design and business development. These individuals include certain of our scientific advisors as well as independent consultants.

Available Information

Our website address is http://www.nektar.com. The information in, or that can be accessed through, our website is not part of this annual report on Form 10-K. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports are available, free of charge, on or through our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities Exchange Commission (SEC). The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages and positions of our executive officers as of February 1, 2008:

Name	Age	Position
Howard W. Robin	55	Director, President and Chief Executive Officer
John Nicholson	56	Senior Vice President and Chief Financial Officer
Hoyoung Huh, M.D., Ph.D	38	Chief Operating Officer, Head of the PEGylation Business Unit
Nevan C. Elam	40	Senior Vice President, Head of the Pulmonary Business Unit
John S. Patton, Ph.D.	61	Director, Founder and Chief Scientific Officer
Gil M. Labrucherie	36	Senior Vice President, General Counsel and Secretary

Howard W. Robin has served as our Director, President and Chief Executive Officer since January 2007 and was appointed as a member of our Board of Directors in February 2007. Mr. Robin served as Chief Executive Officer, President and director of Sirna Therapeutics, Inc., a clinical-stage biotechnology company pioneering RNAi-based therapies for serious diseases and conditions, from July 2001 to November 2006 and served as their Chief Operating Officer, President and Director from January 2001 to June 2001. From 1991 to 2001, Mr. Robin was Corporate Vice President and General Manager at Berlex Laboratories, Inc., the U.S. pharmaceutical subsidiary of the German pharmaceutical firm Schering AG, and, from 1987 to 1991, he served as their Vice President of Finance and Business Development and Chief Financial Officer. From 1984 to 1987, Mr. Robin was Director of Business Planning and Development at Berlex and was a Senior Associate with Arthur Andersen & Co. prior to joining Berlex. Since February 2006, Mr. Robin has served as a member of the Board of Directors of Acologix, Inc., a biopharmaceutical company focused on therapeutic compounds for the treatment of osteo-renal diseases. He received his B.S. in Accounting and Finance from Farleigh Dickinson University in 1974.

John Nicholson has served as our Senior Vice President and Chief Financial Officer since December 2007. Prior to such appointment, since October 2007, Mr. Nicholson served as our Senior Vice President of Corporate Development and Business Operations. Before joining Nektar, Nicholson spent 18 years in various executive roles at Schering Berlin, Inc., the U.S. management holding company of Bayer Schering Pharma AG, a pharmaceutical company. From 1997, he served as Schering Berlin Inc.’s Vice President of Corporate Development and Treasurer. Since 2001, he served concurrently as the President of Schering Berlin Insurance Co., and since 2007, he served concurrently as President of Bayer Pharma Chemicals Co. and Schering Berlin Capital Corp. Mr. Nicholson holds a B.B.A. from the University of Toledo.

Hoyoung Huh, Ph.D has served as the Chief Operating Officer, Head of the PEGylation Business Unit since May 2007, responsible for the Company’s worldwide business development, marketing and manufacturing and leading Nektar’s PEGylation business. From March 2005 to May 2007, he served as our Senior Vice President of Business Development and Marketing. From September 1997 to February 2005, Dr. Huh was a leader in the healthcare and biotechnology practice at McKinsey and Company, a management consulting firm, where he was elected partner in 2003. He currently serves on the Board of BayBio, a biotechnology industry association. Dr. Huh holds an M.D. from Cornell University Medical College, a Ph.D. in Genetics and Cell Biology from the Cornell University/Sloan Kettering Institute and an A.B. in Biochemistry from Dartmouth College. On February 8, 2008, Dr. Huh resigned from his positions with Nektar, effective as of February 29, 2008. On February 11, 2008, the Board of Directors met and appointed Dr. Huh as a new director to fill the vacancy created by resolution of the Board of Directors at the same meeting to increase the authorized number of directors from 10 to 11. Dr. Huh will serve until the 2009 annual meeting of stockholders or until his successor is duly elected and qualified.

Nevan C. Elam has served as our Senior Vice President, Head of the Pulmonary Business Unit since April 2007. Mr. Elam joined Nektar in January 2005 as the Senior Vice President, Corporate Operations, General Counsel and Secretary. From October 2000 to December 2004, Mr. Elam held various senior management and advisory positions, including Chief Financial Officer and Vice-President of Business Development at E2open, Inc., a global on-demand enterprise software company. Prior to his management roles at E2open, Mr. Elam was a partner in the corporate practice of the law firm of Wilson Sonsini Goodrich & Rosati, where he worked for eight years. Mr. Elam received his J.D. from Harvard Law School and a B.A. from Howard University.

John S. Patton, Ph.D., our co-founder, has served as a Director and our Chief Scientific Officer since November 2001 and as a member of our Board of Directors since July 1990. Dr. Patton is also a director of Halozyme Therapeutics, Inc., a biopharmaceutical company. Dr. Patton served as our Vice President, Research from December 1991 to November 2001. He served as our President from our incorporation in July 1990 to December 1991. From 1985 to 1990, Dr. Patton was a Project Team Leader with Genentech, Inc., a biotechnology company, where he headed their non-invasive drug delivery activities. Dr. Patton was on the faculty of the Marine Science and Microbiology Departments at the University of Georgia from 1979 through 1985, where he was granted tenure in 1984. Dr. Patton received a B.S. in Zoology and Biochemistry from Pennsylvania State University, an M.S. from the University of Rhode Island and a Ph.D. in Biology from the University of California, San Diego and completed post doctorate fellowships from Harvard Medical School and the University of Lund, Sweden, both in Biomedicine.

Gil M. Labrucherie has served as our Senior Vice President, General Counsel and Secretary since April 2007, responsible for all aspects of our legal affairs. Mr. Labrucherie served as our Vice President, Corporate Legal from October 2005 through April 2007. From October 2000 to September 2005, Mr. Labrucherie was Vice President of Corporate Development at E2open. While at E2open, Mr. Labrucherie was responsible for global corporate alliances and merger and acquisition activity. Prior to E2open, he was the Senior Director of Corporate Development at AltaVista Company, an Internet search company, where he was responsible for strategic partnerships and mergers and acquisitions. Mr. Labrucherie began his career as an associate in the corporate practice of the law firm of Wilson Sonsini Goodrich & Rosati and Graham & James (DLA Piper Rudnick). Mr. Labrucherie received his J.D. from the University of California Boalt Hall School of Law and a B.A. from the University of California Davis.

Item 1A. Risk Factors

We are providing the following cautionary discussion of risk factors, uncertainties and possibly inaccurate assumptions that we believe are relevant to our business. These are factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results and our forward-looking statements. We note these factors for investors as permitted by Section 21E of the Exchange Act and Section 27A of the Securities Act. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider this section to be a complete discussion of all potential risks or uncertainties that may substantially impact our business.

Risks Related to Our Business

The termination of our partnership with Pfizer is likely to reduce our revenue significantly in 2008.

Since our inception, we have depended on revenue from Pfizer related to Exubera contract research and manufacturing. Our total revenue from Pfizer was $189.1 million and $139.9 million, representing 69% and 64% of total revenue, for the years ended December 31, 2007 and 2006, respectively. On November 9, 2007, we entered into a termination agreement and mutual release with Pfizer, pursuant to which Pfizer made a one-time payment of $135.0 million to us in satisfaction of all outstanding contractual obligations under our then-existing agreements with Pfizer related to Exubera and the next-generation inhaled insulin development program, also known as NGI. All of our agreements with Pfizer, other than the termination agreement and mutual release, terminated as of November 9, 2007, including our collaborative development and licensing agreement with Pfizer. As a result of the termination of the Pfizer agreements, we expect to derive no revenue from Pfizer in 2008 and we may derive no revenue from Exubera or NGI if we are unable to secure a new marketing and development partner for these products.

We are unlikely to derive revenue from Exubera if we do not secure a new marketing and development partner for this product.

Pursuant to our collaborative development and licensing agreement, and related ancillary agreements, with Pfizer, all of which terminated on November 9, 2007, Pfizer had sole responsibility for the distribution, sales and marketing of Exubera and was also responsible for manufacturing and delivering bulk insulin for powder processing, filling the insulin powder into blister packs for the Exubera inhaler and providing the packaging for the final Exubera product. Without a marketing and development partner, we cannot manufacture the final Exubera product on our own. Further, we have neither sales and marketing nor distribution operations. To generate any additional revenue from Exubera, we will need to secure a collaboration agreement with a new partner. Under our termination agreement with Pfizer, in the near term, Pfizer has agreed to provide certain cooperation to assist us in securing a new marketing and development partner for Exubera and/or NGI. However, there is a risk that certain essential terms and conditions may not be mutually agreeable between Pfizer and a potential partner. In addition, there is a risk we may not be able to secure such a marketing and development partner for Exubera on commercially favorable terms, if at all.

Even if we are successful in concluding a collaboration agreement with a suitable marketing and development partner for Exubera, we anticipate any such partner would require substantial time and incur substantial costs to commercialize Exubera successfully. Further, regulatory transfer requirements will need to be fulfilled that may require approval from the FDA and equivalent foreign regulatory authorities prior to continuing the marketing of Exubera. Any failure, delay or inability to address available inventory, manufacturing, packaging or regulatory challenges could impede commercialization of Exubera or continued clinical development of NGI with a new partner when or if a new collaboration is completed. Pfizer holds limited Exubera inventory that may not support long-term commercial supply requirements due to dating limitations on the Exubera insulin blister pack and inhaler inventories. As a result, in order to continue to commercialize Exubera, any new marketing and development partner will be required to provide for the same type of commercial manufacturing and distribution capability as that maintained by Pfizer.

Any future value from our NGI development program depends on successfully securing a new collaboration partnership.

In addition to our collaboration with Pfizer on Exubera, we collaborated with Pfizer on the clinical development of a next-generation inhaler device that is currently in Phase 1 clinical development. The objective of the development efforts was to improve the device portability, convenience, reliability and ease of use. There are significant development and marketing risks associated with various aspects of this program, such as developing the insulin formulation for the NGI inhaler, design engineering challenges, designing for manufacturability and cost effectiveness and clinical development and regulatory considerations. Under the terms of our termination agreement with Pfizer, we have continued Phase 1 clinical development activities for NGI substantially at our cost. NGI will require regulatory approval which could be a very costly and time consuming process, and we may not successfully obtain regulatory approval. Competitors could be quicker to develop, obtain regulatory approval and commercialize a more convenient, easier to use, smaller pulmonary insulin inhaler device for insulin. Either event could reduce the commercial potential for NGI. The inhaled insulin market competes against more well-known and established methods of delivering insulin, such as injection and numerous pre-insulin diabetes therapies. While we believe inhaled insulin has significant delivery advantages over such methods and therapies, the market remains small and will not grow unless diabetics and their doctors perceive a need to switch from subcutaneous insulin delivery to inhaled insulin.

The termination of our contract manufacturing agreement for Exubera has resulted in significant expenses and charges and could result in future expenses and charges.

In February 2008, we terminated our manufacturing and supply agreement with Tech Group North America, Inc. and Bespak Europe Ltd. related to the manufacture and supply of Exubera inhalers. As a result of this termination, we incurred $32.4 million in costs in 2007. We also entered into a 2008 continuation agreement with Tech Group to preserve Tech Group’s key personnel and manufacturing facility to support future Exubera inhaler manufacturing in the event we successfully conclude a collaboration agreement with a new marketing and development partner for Exubera and that partner desires to enter into a new manufacturing and supply agreement with Tech Group. If we do not conclude a collaboration agreement with a new marketing and development partner for Exubera or such partner does not desire to enter into a manufacturing and supply agreement with Tech Group, we may incur up to $8.0 million in additional cash expenses and charges in connection with concluding the 2008 continuation agreement with Tech Group.

We expect to continue to incur substantial losses and negative cash flow from operations and may not achieve or sustain profitability in the future.

In the year ended December 31, 2007, we reported net losses of $32.8 million. If and when we achieve profitability depends upon a number of factors, including the timing and recognition of milestone payments and license fees received, the timing of revenue under collaboration agreements, the amount of investments we make in our proprietary product candidates and the regulatory approval and market success of our product candidates. We may not be able to achieve and sustain profitability.

Other factors that will affect whether we achieve and sustain profitability include our ability, alone or together with our partners, to:

•	develop products utilizing our technologies, either independently or in collaboration with other pharmaceutical or biotech companies;

•	receive necessary regulatory and marketing approvals;

•	maintain or expand manufacturing at necessary levels;

•	achieve market acceptance of our partner products;

•	receive royalties on products that have been approved, marketed or submitted for marketing approval with regulatory authorities; and

•	maintain sufficient funds to finance our activities.

If we do not generate sufficient cash flow through increased revenue or raising additional capital, we may not be able to meet our substantial debt obligations.

As of December 31, 2007, we had cash, cash equivalents, short-term investments and investments in marketable securities valued at approximately $482.4 million and approximately $345.8 million of indebtedness, including approximately $315.0 million in convertible subordinated notes, $24.0 million in capital lease obligations and $6.8 million of other liabilities. We expect to use a substantial portion of our cash to fund our ongoing operations over the next few years. In 2007, we repaid $66.6 million of our 3.5% convertible subordinated notes due in October 2007. In 2012, $315.0 million of our 3.25% convertible subordinated notes will mature.

Our substantial indebtedness has and will continue to impact us by:

•	making it more difficult to obtain additional financing;

•	constraining our ability to react quickly in an unfavorable economic climate;

•	constraining our stock price; and

•	constraining our ability to invest in our proprietary product development programs.

Currently, we are not generating positive cash flow and the negative impact to our revenue of the termination of our agreements with Pfizer, and corresponding reduction in our future revenue associated with those agreements, may further reduce our ability to meet our debt obligations. If we are unable to satisfy our debt service requirements, substantial liquidity problems could result. In relation to our convertible subordinated notes, since the market price of our common stock is significantly below the conversion price, the holders of our outstanding convertible subordinated notes are unlikely to convert the notes to common stock in accordance with the existing terms of the notes. If we do not generate sufficient cash from operations to repay principal or interest on our remaining convertible subordinated notes, or satisfy any of our other debt obligations, when due, we may have to raise additional funds from the issuance of equity or debt securities or otherwise restructure our obligations. Any such financing or restructuring may not be available to us on commercially acceptable terms, if at all.

If we cannot raise additional capital, our financial condition will suffer.

We have no material credit facility or other material committed sources of capital. To the extent operating and capital resources are insufficient to meet our future capital needs, we will have to raise additional funds from new collaboration partnerships or the capital markets to continue the marketing and development of our technologies and proprietary products. Such funds may not be available on favorable terms, if at all. We may be unable to obtain suitable new collaboration partners on attractive terms and our substantial indebtedness may limit our ability to obtain additional capital markets financing. If adequate funds are not available on reasonable terms, we may be required to curtail operations significantly or obtain funds by entering into financing, supply or collaboration agreements on unattractive terms. Our inability to raise capital could harm our business and our stock price. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our stockholders.

Our revenue has historically depended on revenue from collaboration agreements, causing significant fluctuation in our revenue from period to period.

Other than revenue from sales of Exubera inhalation powder and inhaler devices to Pfizer in 2006 and 2007, historically, our revenue is principally derived from collaboration agreements with partners. Such revenue includes milestone payments and reimbursement of a portion of our research and development expenses charged to our partners pursuant to collaborative arrangements with them. The amount of our revenue derived from collaboration agreements in any given period will depend on a number of unpredictable factors, including our ability to find and maintain suitable partners, the timing of the negotiation and conclusion of collaboration agreements with such partners, whether and when we achieve milestones agreed upon with our partners, whether the partnership is exclusive or whether we can seek other partners, the timing of regulatory approvals and the market introduction of new products, as well as other factors.

If we are unable to establish and maintain partnerships on commercially attractive terms, our business, results of operations and financial condition could suffer.

In addition to our current efforts to find a new partner for Exubera and/or NGI, we intend to continue to seek partnerships with pharmaceutical and biotechnology partners to fund some of our research and development expenses and develop and commercialize product candidates. For instance, we secured partnerships in 2007 based on our pulmonary and PEGylation technology, namely with the execution of a co-development, license and co-promotion agreement with Bayer AG for NKTR-061 and an exclusive research, development, license and manufacturing and supply agreement with Baxter AG for Hemophilia B, respectively. The timing of any future partnership, as well as the terms and conditions of the partnership, will affect our ability to benefit from the relationship. If we are unable to fund suitable partners or to negotiate acceptable collaborative arrangements with respect to our existing and future product candidates or the licensing of our technology, or if any arrangements we negotiate, or have negotiated, include unfavorable commercial terms, our business, results of operations and financial condition could suffer.

If our partners, on which we depend to obtain regulatory approvals for and to commercialize our partnered products, are not successful, or if such collaborations fail, the development or commercialization of our partnered products may be delayed or unsuccessful.

When we sign a collaborative development agreement or license agreement to develop a product candidate with a pharmaceutical or biotechnology company, the pharmaceutical or biotechnology company is generally expected to:

•	synthesize active pharmaceutical ingredients to be used in the product candidate;

•	design and conduct large scale clinical studies;

•	prepare and file documents necessary to obtain government approvals to sell a given product candidate; and/or

•	market and sell our products when and if they are approved.

Our reliance on collaborative relationships poses a number of risks, including risks that:

•	we may be unable to control whether, and the extent to which, our partners devote sufficient resources to the development programs or commercial efforts;

•	disputes may arise in the future with respect to the ownership of rights to technology or intellectual property developed with partners;

•	disagreements with partners could lead to delays in, or termination of, the research, development or commercialization of product candidates or to litigation or arbitration;

•	contracts with our partners may fail to provide us with significant protection, or to be effectively enforced, in the event one of our partners fails to perform;

•

partners have considerable discretion in electing whether to pursue the development of any additional product candidates and may pursue alternative technologies or products either on their own or in collaboration with our competitors;

•	partners with marketing rights may choose to devote fewer resources to the marketing of our products than they do to products of their own development;

•	the timing and level of resources that our partners dedicate to the development program will affect the timing and amount of revenue we receive;

•	partners may be unable to pay us as expected; and

•	partners may terminate their agreements with us unilaterally for any or no reason, in some cases with the payment of a termination fee penalty and in other cases with no termination fee penalty.

Given these risks, the success of our current and future partnerships are highly uncertain.

We have entered into collaborations in the past that have been subsequently terminated, such as our collaboration with Pfizer for Exubera and NGI. If other collaborations are suspended or terminated, our ability to commercialize certain other proposed product candidates could also be negatively impacted. If our collaborations fail, our product development or commercialization of product candidates could be delayed or cancelled, which would negatively impact our business, results of operations and financial condition.

If we or our partners do not obtain regulatory approval for our product candidates on a timely basis, if at all, or if the terms of any approval impose significant restrictions or limitations on use, our business, results of operations and financial condition will be negatively affected.

We or our partners may not obtain regulatory approval for product candidates on a timely basis, if at all, or the terms of any approval (which in some countries includes pricing approval) may impose significant restrictions or limitations on use. Product candidates must undergo rigorous animal and human testing and an extensive FDA mandated or equivalent foreign authorities’ review process for safety and efficacy. This process generally takes a number of years and requires the expenditure of substantial resources. The time required for completing testing and obtaining approvals is uncertain, and the FDA and other U.S. and foreign regulatory agencies have substantial discretion to terminate clinical trials, require additional testing, delay or withhold registration and marketing approval and mandate product withdrawals, including recalls. In addition, undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restricted label or the delay or denial of regulatory approval by regulatory authorities.

Even if we or our partners receive regulatory approval of a product, the approval may limit the indicated uses for which the product may be marketed. Our partnered products that have obtained regulatory approval, and the manufacturing processes for these products, are subject to continued review and periodic inspections by the FDA and other regulatory authorities. Discovery from such review and inspection of previously unknown problems may result in restrictions on marketed products or on us, including withdrawal or recall of such products from the market, suspension of related manufacturing operations or a more restricted label. The failure to obtain timely regulatory approval of product candidates, any product marketing limitations or a product withdrawal would negatively impact our business, results of operations and financial condition.

If the preclinical testing or clinical trials conducted by us or our partners are delayed or unsuccessful, our business could be significantly harmed.

We have a number of partnered product candidates and proprietary product candidates in research and development, including preclinical testing and clinical trials. Preclinical testing and clinical trials are long, expensive and uncertain processes. It may take us, or our collaborative partners, several years to complete clinical trials. We have limited experience in clinical development. Failure can occur at any stage and at any time, regardless of how successful the results from pre-clinical and prior clinical testing may have been. Typically, there is a high rate of attrition for product candidates in preclinical and clinical trials due to safety, efficacy or other factors. Success in preclinical testing and early clinical trials does not necessarily predict success in later clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later stage clinical trials (i.e., Phase 2 or Phase 3 trials) due to factors such as inconclusive results and adverse medical events, even after achieving positive results in earlier trials that were satisfactory both to them and to reviewing regulatory agencies. If our partnered product candidates or proprietary product candidates fail during any clinical trial stage, it could have a significant and adverse impact on our business prospects. In addition, the timing of the completion of clinical trials can be very difficult to estimate due to many factors, including the rate of qualified patient enrollment, and therefore clinical testing can take much longer than we plan.

If we or our partners are not able to manufacture products in quantities and at costs that are commercially feasible, our proprietary and partnered product candidates will not be successfully commercialized.

If we are not able to scale-up manufacturing to meet the drug quantities required to support large clinical trials or commercial manufacturing in a timely manner or at a commercially reasonable cost, we risk not meeting our supply requirements and contractual obligations. Building and validating large scale clinical or commercial-scale manufacturing facilities and processes, recruiting and training qualified personnel and obtaining necessary regulatory approvals is complex, expensive and time consuming. We also sometimes face very limited supply of a critical raw material that can only be obtained from a single, or a limited number of, suppliers, which could constrain our manufacturing output. In addition, in the past we have encountered challenges in scaling up manufacturing to meet the requirements of large scale clinical trials without making modifications to the drug formulation which has the potential to cause significant delays in clinical development. Failure to manufacture products in quantities or at costs that are commercially feasible could cause us not to meet our supply requirements, contractual obligations or other requirements for our proprietary product candidates and, as a result, would negatively impact our business, results of operations and financial condition.

If government and private insurance programs do not provide reimbursement for our partnered products or proprietary products, those products will not be widely accepted, which would have a negative impact on our business, results of operations and financial condition.

In both domestic and foreign markets, sales of our partnered and proprietary products that have received regulatory approval will depend in part on market acceptance among physicians and patients, pricing approvals by government authorities and the availability of reimbursement from third-party payers, such as government health administration authorities, managed care providers, private health insurers and other organizations. Such third-party payers are increasingly challenging the price and cost effectiveness of medical products and services. Therefore, significant uncertainty exists as to the pricing approvals for, and the reimbursement status of, newly approved healthcare products. Moreover, legislation and regulations affecting the pricing of pharmaceuticals may change before regulatory agencies approve our proposed products for marketing and could further limit pricing approvals for, and reimbursement of, our products from government authorities and third-party payers. A government or third-party payor decision not to approve pricing for, or provide adequate coverage and reimbursements of, our products would limit market acceptance of such products. For instance, since Type 1 and Type 2 diabetes patients have current insulin therapies available to them (primarily injectable and oral insulin therapies), important factors in the commercial success of Exubera and NGI are the availability of reimbursement from third-party payers, in addition to patients’ overall willingness to adopt a new form of insulin therapy.

Because our proprietary product candidates are in the early stages of development, there is a high risk of failure, and we may never succeed in developing marketable products or generating revenue from our proprietary product candidates.

Our efforts to apply our pulmonary technology and PEGylation technology to our proprietary product development programs may fail. None of our proprietary product candidates have received regulatory approval and our development efforts may not result in a commercialized product. Drug development is an uncertain process that involves trial and error, and we may fail at numerous stages along the way or choose to discontinue. Development of our proprietary product candidates will require extensive time, effort and cost in preclinical testing and clinical trials and will involve a lengthy regulatory review process before they can be marketed. In particular, successful pre-clinical and Phase 1 clinical study results do not necessarily predict success in later stage clinical trials. It can also be very difficult to estimate the commercial potential of early stage product candidates due to factors such as safety and efficacy when compared to other available treatments, including potential generic drug alternatives with similar efficacy profiles, changing standards of care, patient and physician preferences and the availability of competitive alternatives that may emerge either during the long drug development process or after commercial introduction. Although NKTR-102 (PEG-irinotecan) and NKTR-118 (oral PEG-naloxol) entered Phase 2 clinical development in late 2007, because of the substantial risks and uncertainties of clinical programs at this early stage of development, there is no assurance that either product will be approved for marketing or, if approved, will be accepted and used by patients and physicians.

Our strategy to develop our proprietary product candidates prior to seeking partnership arrangements may be unsuccessful and adversely impact our business, results of operations and financial condition.

Our strategy is to fund our proprietary product development programs, including some or all of the clinical trials, prior to partnering with pharmaceutical and biotechnology companies. While we believe this strategy may result in improved economics for our proprietary product candidates, it will require significant investment by us without reimbursement. For example, we may expand the number of clinical trials for one or more of our proprietary product candidates to additional therapeutic indications to increase the likelihood of success but such strategy can be very expensive and may not result in a successful trial in any of the therapeutic indications due to one or more factors. As a result, we bear an increased economic risk in the event one or more of our proprietary product candidates does not receive regulatory approval or is not successfully commercialized. Even if the development of a proprietary product is ultimately successful, our increased investment could adversely impact our business, results of operations, and financial condition prior to commercialization since we will have fewer funds available to invest in other products and efforts.

We depend on third parties to conduct the clinical trials for our proprietary product candidates and any failure of those parties to fulfill their obligations could harm our development and commercialization plans.

We depend on independent clinical investigators, contract research organizations and other third-party service providers to conduct clinical trials for our proprietary product candidates. Though we rely heavily on these parties for successful execution of our clinical trials and are ultimately responsible for the results of their activities, many aspects of their activities are beyond our control. For example, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial, but the independent clinical investigators may prioritize other projects over ours or communicate issues regarding our products to us in an untimely manner. Third parties may not complete activities on schedule or may not conduct our clinical trials in accordance with regulatory requirements or our stated protocols. The early termination of any of our clinical trial arrangements, the failure of third parties to comply with the regulations and requirements governing clinical trials or our reliance on results of trials that we have not directly conducted or monitored could hinder or delay the development, approval and commercialization of our product candidates and would adversely effect our business, results of operations and financial condition.

Our manufacturing operations and those of our contract manufacturers are subject to governmental regulatory requirements, which, if not met, would have a material adverse effect on our business, results of operations and financial condition.

We and our contract manufacturers are required to maintain compliance with current good manufacturing practices (cGMP), including cGMP guidelines applicable to active pharmaceutical ingredients, and are subject to inspections by the FDA or comparable agencies in other jurisdictions to confirm such compliance. We anticipate periodic regulatory inspections of our drug manufacturing facilities and the device manufacturing facilities of our contract manufacturers for compliance with applicable regulatory requirements. Any failure to follow and document our or our contract manufacturers’ adherence to such cGMP regulations or satisfy other manufacturing and product release regulatory requirements may lead to significant delays in the availability of products for commercial use or clinical study, result in the termination or hold on a clinical study or delay or prevent filing or approval of marketing applications for our products. Failure to comply with applicable regulations may also result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could harm our business. The results of these inspections could result in costly manufacturing changes or facility or capital equipment upgrades to satisfy the FDA that our manufacturing and quality control procedures are in substantial compliance with cGMP. Manufacturing delays, for us or our contract manufacturers, pending resolution of regulatory deficiencies or suspensions would have a material adverse effect on our business, results of operations and financial condition.

If any of our pending patent applications do not issue, or are deemed invalid following issuance, we may lose valuable intellectual property protection.

The patent positions of pharmaceutical, medical device and biotechnology companies, such as ours, are uncertain and involve complex legal and factual issues. We own over 220 U.S. and over 1,200 foreign patents and a number of patent applications pending that cover various aspects of our technologies. We have filed patent applications, and plan to file additional patent applications, covering various aspects of our technologies, including our pulmonary technology, both in general and as it relates to specific molecules, our powder processing technology, our powder formulation technology, our inhalation device technology, our PEGylation technology and certain other of our early stage technologies. There can be no assurance that patents that have issued will be valid and enforceable or that patents for which we apply will issue with broad coverage, if at all. The coverage claimed in a patent application can be significantly reduced before the patent is issued and, as a consequence, our patent applications may result in patents with narrow coverage. Since publication of discoveries in scientific or patent literature often lag behind the date of such discoveries, we cannot be certain that we were the first inventor of inventions covered by our patents or patent applications. As part of the patent application process, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office (PTO), which could result in substantial cost to us, even if the eventual outcome is favorable. Further, an issued patent may undergo further proceedings to limit its scope so as not to provide meaningful protection and any claims that have issued, or that eventually issue, may be circumvented or otherwise invalidated. Any attempt to enforce our patents or patent application rights could be time consuming and costly. An adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from or to third parties or require us to cease using the technology in dispute. Even if a patent is issued and enforceable, because development and commercialization of pharmaceutical products can be subject to substantial delays, patents may expire early and provide only a short period of protection, if any, following commercialization of related products.

There are many laws, regulations and judicial decisions that dictate and otherwise influence the manner in which patent applications are filed and prosecuted and in which patents are granted and enforced. Changes to these laws, regulations and judicial decisions are subject to influences outside of our control and may negatively affect our business, including our ability to obtain meaningful patent coverage or enforcement rights to any of our issued patents. New laws, regulations and judicial decisions may be retroactive in effect, potentially reducing or eliminating our ability to implement our patent-related strategies to these changes. Changes to laws, regulations and judicial decisions that affect our business are often difficult or impossible to foresee, which limits our ability to adequately adapt our patent strategies to these changes.

We rely on trade secret protection and other unpatented proprietary rights for important proprietary technologies, and any loss of such rights could harm our business, results of operations and financial condition.

We rely on trade secret protection for our confidential and proprietary information. No assurance can be given that others will not independently develop substantially equivalent confidential and proprietary information or otherwise gain access to our trade secrets or disclose such technology, or that we can meaningfully protect our trade secrets. In addition, unpatented proprietary rights, including trade secrets and know-how, can be difficult to protect and may lose their value if they are independently developed by a third party or if their secrecy is lost. Any loss of trade secret protection or other unpatented proprietary rights could harm our business, results of operations and financial condition.

We may not be able to obtain intellectual property licenses related to the development of our technology on a commercially reasonable basis, if at all.

Numerous pending and issued U.S. and foreign patent rights and other proprietary rights owned by third parties relate to pharmaceutical compositions, medical devices and equipment and methods for preparation, packaging and delivery of pharmaceutical compositions. We cannot predict with any certainty which, if any, patent references will be considered relevant to our or our collaborative partners’ technology by authorities in the various jurisdictions where such rights exist, nor can we predict with certainty which, if any, of these rights will or may be asserted against us by third parties. There can be no assurance that we can obtain a license to any technology that we determine we need on reasonable terms, if at all, or that we could develop or otherwise obtain alternate technology. If we are required to enter into a license with a third party, our potential economic benefit for the products subject to the license will be diminished. The failure to obtain licenses on commercially reasonable terms, or at all, if needed, would have a material adverse effect on us.

Significant competition for our technology platforms, our partnered and proprietary products and product candidates could make our technologies, products or product candidates obsolete or uncompetitive, which would negatively impact our business, results of operations and financial condition.

Our platform technologies and partnered and proprietary products and product candidates compete with various pharmaceutical and biotech companies. Our competitors in the pulmonary technology field include Alexza Pharmaceuticals, Inc., Alkermes, Inc., Aradigm Corporation, 3M Company, MannKind Corporation, Microdose Technologies, Inc., SkyePharma Plc and Vectura Group Plc. In the PEGylation technology field, our competitors include Dow Chemical Company, Enzon Pharmaceuticals, Inc., SunBio Corporation, Mountain View Pharmaceuticals, Inc., Neose Technologies, Inc., NOF Corporation and Urigen Pharmaceuticals, Inc. Several other chemical, biotechnology and pharmaceutical companies may also be developing PEGylation technologies. Some of these companies license or provide the technology to other companies, while others are developing the technology for internal use.

There are currently no approved pulmonary insulin products in the U.S. or the EU other than Exubera, but several direct competitors have development programs underway for inhaled insulin products, including Alkermes, Inc. in collaboration with Eli Lilly and Company, MannKind Corporation, Epic Pharmaceuticals (PTY) LTD, Abbott Laboratories and Baxter Healthcare SA. All of these companies are working on various versions of inhaled insulin products in either a liquid or dry powder form. Any of these products, if approved, could be competitive to Exubera or our next-generation inhaled insulin product (NGI) candidate. Some of our competitors’ products are in Phase 3 clinical development, including Alkermes’s inhaleable insulin product (AIR Insulin System™) and Mannkind’s Technosphere® Insulin System. We believe other smaller companies are developing oral or buccal products for insulin delivery, such as Biocon Ltd., Emisphere Technologies, Inc., CoreMed Corporation and Generex Biotechnology Corporation. Inhaled insulin products also compete with approved injectable insulins, including both fast-acting and longer-acting basal insulins, as well as other treatment modalities for diabetes, including oral agents and other injectable products approved for patients with Type 2 diabetes, such as Amylin Pharmaceuticals, Inc.’s Byetta.

There are also several competitors for our proprietary product candidates currently in development. For NKTR-061 (inhaled Amikacin), the current standard of care includes several approved intravenous antibiotics for the treatment of either hospital-acquired pneumonia or ventilator-associated pneumonia in patients on mechanical ventilators. For NKTR-118 (PEGylated naloxol), there are currently several alternative therapies used to address opioid-induced constipation (OIC) and opioid-induced bowel dysfunction (OBD) including over-the-counter laxatives and stool softeners such as docusate sodium, senna and milk of magnesia. In addition, there are a number of companies developing potential products which are in various stages of clinical development and are being evaluated for the treatment of OIC and OBD in different patient populations, including Adolor Corporation, GlaxoSmithKline, Progenics Pharmaceuticals, Inc., Wyeth, Mundipharma Int. Limited, Sucampo Pharmaceuticals and Takeda Pharmaceutical Company Limited. For NKTR-102 (PEG-irinotecan), there are a number of approved therapies for the treatment of colorectal cancer, including Eloxatin, Camptosar, Avastin, Erbitux, Vectibux, Xeloda, Adrucil and Wellcovorin. In addition, there are a number of drugs in various stages of preclinical and clinical development from companies exploring cancer therapies or improved chemotherapeutic agents to potentially treat colorectal cancer, including, but not limited to, products in development from Bristol-Myers Squibb, Pfizer, GlaxoSmithKline, Antigenics, Roche, Novartis, Cell Therapeutics, Neopharm, Meditech Research, Enzon Pharmaceuticals and others.

There can be no assurance that we or our partners will successfully develop, obtain regulatory approvals and commercialize next-generation or new products that will successfully compete with those of our competitors. Many of our competitors have greater financial, research and development, marketing and sales, manufacturing and managerial capabilities. We face competition from these companies not just in product development but also in areas such as recruiting employees, acquiring technologies that might enhance our ability to commercialize products, establishing relationships with certain research and academic institutions, enrolling patients in clinical trials and seeking program partnerships and collaborations with larger pharmaceutical companies. As a result, our competitors may succeed in developing competing technologies, obtaining regulatory approval or gaining market acceptance for products before we do. These developments could make our products or technologies uncompetitive or obsolete.

Our collaboration agreements with our partners contain complex commercial terms that could result in disputes or litigation that could adversely affect our business, results of operations and financial condition.

We currently derive, and expect to derive in the foreseeable future, all of our revenue from collaboration agreements with biotechnology and pharmaceutical companies. These collaboration agreements contain complex commercial terms, including:

•	research and development performance and reimbursement obligations for our personnel and other resources allocated to partnered product development programs;

•

clinical and commercial manufacturing agreements, some of which are priced on an actual cost basis for products supplied by us to our partners with complicated cost calculation and allocation formulas and methodologies;

•	intellectual property ownership allocation between us and our partners for improvements and new inventions developed during the course of the partnership;

•	royalties on end product sales based on a number of complex variables, including net sales calculations, cost of goods, geography, patent life and other financial metrics; and

•	indemnity obligations for third-party intellectual property, infringement, product liability and certain other claims.

From time to time, we have informal dispute resolution discussions with our partners regarding the appropriate interpretation of the complex commercial terms contained in our collaboration agreements. One or more disputes may arise in the future regarding our collaborative contracts that may ultimately result in costly litigation and unfavorable interpretation of contract terms, which would have a material adverse impact on our business, results of operations or financial condition.

We could be involved in legal proceedings and may incur substantial litigation costs and liabilities that will adversely affect our business, results of operations and financial condition.

From time to time, third parties have asserted, and may in the future assert, that we or our partners infringe their proprietary rights. The third party often bases its assertions on a claim that its patents cover our technology. Similar assertions of infringement could be based on future patents that may issue to third parties. In certain of our agreements with our partners, we are obligated to indemnify and hold harmless our partners from intellectual property infringement, product liability and certain other claims, which could cause us to incur substantial costs if we are called upon to defend ourselves and our partners against any claims. If a third party obtains injunctive or other equitable relief against us or our partners, our ability, and that of our partners, to develop or commercialize, or derive revenue from, certain products or product candidates in the U.S. and abroad which could be effectively blocked. For instance, Hoffman-La Roche Ltd, to which we license our proprietary PEGylation reagent for use in the manufacture of Roche’s MIRCERA product, is currently the subject of a significant patent infringement lawsuit brought by Amgen Inc. related to Roche’s patents for the use of MIRCERA to treat chemotherapy anemia in the U.S. Amgen has received a favorable ruling in U.S. federal district court in the state of Massachusetts and the parties are currently litigating the remedy phase. It is uncertain whether Roche will be prevented from marketing and selling MIRCERA in the U.S. or whether an economic settlement with Amgen will be concluded and approved by the court. Although we are not a party to this lawsuit, if Roche is prevented from marketing and selling MIRCERA in the U.S., it will have a negative impact on our revenue from our license with Roche. Third-party claims could also result in the award of substantial damages to be paid by us or a settlement resulting in significant payments to be made by us. For instance, a settlement might require us to enter a license agreement under which we pay substantial royalties to a third party, diminishing our future economic returns from the related product. For instance, on June 30, 2006, we entered into a litigation settlement related to an intellectual property dispute with the University of Alabama in Huntsville pursuant to which we paid $11.0 million and agreed to pay an additional $10.0 million in equal $1.0 million installments over ten years beginning on July 1, 2007. We cannot predict with certainty the eventual outcome of any pending or future litigation. Costs associated with such litigation, substantial damage claims, indemnification claims or royalties paid for licenses from third parties could have a material adverse effect on our business, results of operations and financial condition.

If product liability lawsuits are brought against us, we may incur substantial liabilities.

The manufacture, clinical testing, marketing and sale of medical products involve inherent product liability risks. If product liability costs exceed our product liability insurance coverage, we may incur substantial liabilities that could have a severe negative impact on our financial position. Whether or not we are ultimately successful in any product liability litigation, such litigation would consume substantial amounts of our financial and managerial resources and might result in adverse publicity, all of which would impair our business. Additionally, we may not be able to maintain our clinical trial insurance or product liability insurance at an acceptable cost, if at all, and this insurance may not provide adequate coverage against potential claims or losses.

Our future depends on the proper management of our current and future business operations and their associated expenses.

Our business strategy requires us to manage our business to provide for the continued development and potential commercialization of our proprietary and partnered product candidates. Our strategy also calls for us to undertake increased research and development activities and to manage an increasing number of relationships with partners and other third parties, while simultaneously managing the expenses generated by these activities. If we are unable to manage effectively our current operations and any growth we may experience, our business, financial condition and results of operations may be adversely affected. Our recent restructuring efforts resulted in a reduction of approximately 110 employees, or approximately 20 percent of our regular full-time staff, and the elimination of approximately 40 open positions. If we are unable to effectively manage our expenses, we may find it necessary to reduce our personnel-related costs through further reductions in our workforce, which could harm our operations, employee morale and impair our ability to retain and recruit talent. Furthermore, if adequate funds are not available, we may be required to obtain funds through arrangements with partners or other sources that may require us to relinquish rights to certain of our technologies or products that we would not otherwise relinquish.

We are dependent on our management team and key technical personnel, and the loss of any key manager or employee may impair our ability to develop our products effectively and may harm our business, operating results and financial condition.

Our success largely depends on the continued services of our executive officers and other key personnel. The loss of one or more members of our management team or other key employees could seriously harm our business, operating results and financial condition. The relationships that our key managers have cultivated within our industry make us particularly dependent upon their continued employment with us. We are also dependent on the continued services of our technical personnel because of the highly technical nature of our products and the regulatory approval process. Because our executive officers and key employees are not obligated to provide us with continued services, they could terminate their employment with us at any time without penalty. We do not have any post-employment noncompetition agreements with any of our employees and do not maintain key person life insurance policies on any of our executive officers or key employees. On February 8, 2008, Hoyoung Huh, our Chief Operating Officer and Head of the PEGylation Business Unit, resigned from his positions with us effective February 29, 2008. We may not be able to locate or employ on acceptable terms a qualified replacement for Dr. Huh in the immediate future, if at all. Though our Board of Directors has appointed Dr. Huh as a director to serve until the 2009 annual meeting of stockholders or until his successor is duly elected and qualified, we may not benefit from his service as a director to the same extent we benefited from his service as the Chief Operating Officer and Head of the PEGylation Business Unit due to the varied duties of each position.

Because competition for highly qualified technical personnel is intense, we may not be able to attract and retain the personnel we need to support our operations and growth.

We must attract and retain experts in the areas of clinical testing, manufacturing, regulatory, finance, marketing and distribution and develop additional expertise in our existing personnel. We face intense competition from other biopharmaceutical companies, research and academic institutions and other organizations for qualified personnel. Many of the organizations with which we compete for qualified personnel have greater resources than we have. Because competition for skilled personnel in our industry is intense, companies such as ours sometimes experience high attrition rates with regard to their skilled employees. Further, in making employment decisions, job candidates often consider the value of the stock options they are to receive in connection with their employment. Our equity incentive plan and employee benefit plans may not be effective in motivating or retaining our employees or attracting new employees, and significant volatility in the price of our stock may adversely affect our ability to attract or retain qualified personnel. If we fail to attract new personnel or to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

If earthquakes and other catastrophic events strike, our business may be harmed.

Our corporate headquarters, including a substantial portion of our research and development and manufacturing operations for bulk powder drugs, are located in the Bay Area, a region known for seismic activity and a potential terrorist target. In addition, we own facilities for the manufacture of products using our PEGylation technology in Huntsville, Alabama and lease offices in Hyderabad, India. There are no backup facilities for our manufacturing operations located in the Bay Area and Huntsville, Alabama. In the event of an earthquake or other natural disaster or terrorist event in any of these locations, our ability to manufacture and supply certain products would be significantly disrupted and our business, results of operations and financial condition would be harmed. Our collaborative partners may also be subject to catastrophic events, such as hurricanes and tornadoes, any of which could harm our business, results of operations and financial condition. We have not undertaken a systematic analysis of the potential consequences to our business, results of operations and financial condition from a major earthquake or other catastrophic event, such as a fire, power loss, terrorist activity or other disaster, and do not have a recovery plan for such disasters. In addition, our insurance coverage may not be sufficient to compensate us for actual losses from any interruption of our business that may occur.

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

Risks Related to Our Securities

The prices of our common stock and senior convertible debt are expected to remain volatile.

Our stock price is volatile. During the year ended December 31, 2007, based on closing bid prices on the NASDAQ Global Select Market, our stock price ranged from $5.22 to $15.24. We expect our stock price to remain volatile. In addition, as our convertible senior notes are convertible into shares of our common stock, volatility or depressed prices of our common stock could have a similar effect on the trading price of the notes. Also, interest rate fluctuations can affect the price of our convertible senior notes. A variety of factors may have a significant effect on the market price of our common stock or notes, including:

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

Our securityholders may be diluted, and the price of our securities may decrease, by the exercise of outstanding stock options and warrants or by future issuances of securities.

We may issue additional common stock, preferred stock, restricted stock units or securities convertible into or exchangeable for our common stock. Furthermore, substantially all shares of common stock for which our outstanding stock options or warrants are exercisable are, once they have been purchased, eligible for immediate sale in the public market. The issuance of additional common stock, preferred stock, restricted stock units or securities convertible into or exchangeable for our common stock or the exercise of stock options or warrants would dilute existing investors and could adversely affect the price of our securities.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently lease approximately 330,000 square feet of facilities in San Carlos, California under various leases with expiration dates ranging from 2012 to 2016 and 16,000 square feet of facilities in Hyderabad, India under a lease, which expires in 2008. The San Carlos facility is home to our administrative headquarters, as well as research and development for our PEGylation and pulmonary operations and manufacturing for our pulmonary operations. The San Carlos manufacturing facility operates under current good manufacturing practices (cGMP). The Hyderabad facility is used for research and development activities.

We currently own two facilities consisting of 145,000 square feet in Huntsville, Alabama, which house laboratories as well as administrative, commercial and clinical manufacturing facilities for our PEGylation operations.

Item 3. Legal Proceedings

On June 30, 2006, we, our subsidiary Nektar AL, and a former officer, Milton Harris, entered into a settlement agreement and general release with the University of Alabama Huntsville (UAH) related to an intellectual property dispute. Under the terms of the settlement agreement, we, Nektar AL, Mr. Harris and UAH agreed to full and complete satisfaction of all claims asserted in the litigation in exchange for $25.0 million in cash payments. We and Mr. Harris made an initial payment of $15.0 million on June 30, 2006, of which we paid $11.0 million and Mr. Harris paid $4.0 million. In June 2007, we made the first of ten annual $1.0 million installment payments. During the year ended December 31, 2006, we recorded a litigation settlement charge of $17.7 million, which reflects the net present value of the settlement payments using an 8% annual discount rate. As of December 31, 2007 and 2006, our accrued liability related to the UAH settlement was $6.5 million and $7.0 million, respectively.

On August 1, 2006, Novo Nordisk filed a lawsuit against Pfizer in federal court claiming that Pfizer willfully infringes on Novo’s patents covering inhaled insulin with Exubera. We understand that Pfizer and Novo Nordisk entered into a settlement agreement in the fourth quarter of 2007 with respect to this lawsuit.

In addition, from time to time, we may be subject to other legal proceedings and claims in the ordinary course of business. We are not aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders in the three-month period ended December 31, 2007.

PART II

Item 5. Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the NASDAQ Global Select Market under the symbol “NKTR.” The table below sets forth the high and low closing sales prices for our common stock as reported on the NASDAQ Global Select Market during the periods indicated.

	High	Low
Year Ended December 31, 2006:
1st Quarter	$21.76	$16.44
2nd Quarter	22.75	16.99
3rd Quarter	18.53	13.10
4th Quarter	17.20	13.96
Year Ended December 31, 2007:
1st Quarter	$15.24	$11.20
2nd Quarter	13.58	9.32
3rd Quarter	9.75	7.63
4th Quarter	8.98	5.22

Holders of Record

As of February 25, 2008, there were approximately 311 holders of record of our common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently expect to retain any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

There were no sales of unregistered securities and there were no common stock repurchases made during the fiscal year ended December 31, 2007.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding our equity compensation plans as of December 31, 2007 is disclosed in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this annual report on Form 10-K and is incorporated herein by reference from our proxy statement for our 2008 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

Performance Measurement Comparison

The material in this section is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall the material in this section be deemed to be incorporated by reference in any registration statement or other document filed with the SEC under the Securities Act or the Exchange Act, except as otherwise expressly stated in such filing.

The following graph compares, for the five year period ended December 31, 2007, the cumulative total stockholder return (change in stock price plus reinvested dividends) of our common stock with (i) the NASDAQ Composite Index and (ii) the Nasdaq Pharmaceutical Index. Measurement points are the last trading day of each of our fiscal years ended December 31, 2002, December 31, 2003, December 31, 2004, December 31, 2005, December 31, 2006 and December 31, 2007. The graph assumes that $100 was invested on December 31, 2002 in the common stock of the Company, the NASDAQ Composit Index and the Nasdaq Pharmaceutical Index and assumes reinvestment of any dividends. The stock price performance in the graph is not intended to forecast or indicate future stock price performance.

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

	Years ended December 31,
	2007	2006	2005	2004	2003
Statements of Operations Data:
Revenue:
Product sales and royalties (1)	$180,755	$153,556	$29,366	$25,085	$27,295
Contract research	85,925	56,303	81,602	89,185	78,962
Exubera commercialization readiness	6,347	7,859	15,311	—	—

Total revenue	273,027	217, 718	126,279	114,270	106,257
Total operating costs and expenses (2)(3)	309,175	376,948	308,912	188,212	171,012

Loss from operations (2)	(36,148)	(159,230)	(182,633)	(73,942)	(64,755)
Gain (loss) on debt extinguishment	—	—	(303)	(9,258)	12,018
Interest and other income (expense), net	4,696	5,297	(2,312)	(18,849)	(12,984)
Provision (benefit) for income taxes	1,309	828	(137)	(163)	169

Net loss	$(32,761)	$(154,761)	$(185,111)	$(101,886)	$(65,890)

Basic and diluted net loss per share (4)	$(0.36)	$(1.72)	$(2.15)	$(1.30)	$(1.18)
Shares used in computing basic and diluted net loss per share (4)	91,876	89,789	85,915	78,461	55,821

	As of December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data:
Cash, cash equivalents and investments	$482,353	$466,977	$566,423	$418,740	$298,409
Working capital	$425,191	$369,457	$450,248	$223,880	$223,971
Total assets	$725,103	$768,177	$858,554	$744,921	$616,788
Deferred revenue	$80,969	$40,106	$23,861	$31,021	$19,680
Convertible subordinated notes	$315,000	$417,653	$417,653	$173,949	$359,988
Other long-term liabilities	$27,431	$29,189	$27,598	$36,250	$46,742
Accumulated deficit	$(1,089,754)	$(1,056,993)	$(902,232)	$(717,121)	$(615,235)
Total stockholders’ equity	$214,439	$227, 060	$326,811	$467,342	$164,191

(1)	2006 and 2007 Product sales and royalties include commercial manufacturing revenue from Exubera bulk dry powder insulin and Exubera inhalers.
(2)	We changed our method of accounting for stock based compensation on January 1, 2006 in connection with the adoption of SFAS No. 123R, Accounting for Share-Based Payment.
(3)	2007 Operating costs and expenses include the gain on termination of collaborative agreements, net of $79.2 million.
(4)	Basic and diluted net loss per share is based upon the weighted average number of common shares outstanding.

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

Overview

We are a biopharmaceutical company that develops and enables differentiated therapeutics with our leading PEGylation and pulmonary drug development technology platforms. Our mission is to create differentiated, innovative products by applying our platform technologies to established or novel medicines. By doing so, we aim to raise the standards of current patient care by improving one or more performance parameters, including efficacy, safety or ease of use. Ten products using these technology platforms have received regulatory approval in the U.S. or Europe. Our two technology platforms are the basis of nearly all of our partnered and proprietary product and product candidates.

We create or enable potential breakthrough products in two ways. First, we develop products in collaboration with pharmaceutical and biotechnology companies that seek to improve and differentiate their products. All of the approved products today that use our technology platforms are a result of collaborations with partners. Second, we develop our own product candidates by applying our technologies to already approved drugs to create and develop our own differentiated, proprietary product candidates that are designed to target serious diseases in novel ways. We currently have two proprietary product candidates in mid-stage clinical development and a number of other candidates in preclinical development.

Our two leading technology platforms enable improved performance of a variety of new and existing molecules. Our PEGylation technology is a chemical process designed to enhance the performance of most drug classes with the potential to improve solubility and stability, increase drug half-life, reduce immune responses to an active drug and improve the efficacy or safety of a molecule in certain instances. Our pulmonary technology makes drugs inhaleable to deliver them to and through the lungs for both systemic and local lung applications.

There are two key elements to our business strategy. First, we are developing a portfolio of proprietary product candidates by applying our PEGylation and pulmonary technology platforms and know-how to improving already approved drugs. Our strategy is to identify molecules that would benefit from the application of our technologies and potentially improve one or more performance parameters, including efficacy, safety and ease of use. Our objective is to create value by advancing these product candidates into clinical development and then deciding on a product-by-product basis whether we wish to continue development and commercialize on our own or seek a partner, or pursue a combination of these approaches. Our most advanced proprietary product candidates are NKTR-102 (PEG-irinotecan) for the treatment of solid tumors, including colorectal cancer, and NKTR-118 (oral PEG-naloxol) for the treatment of opioid-induced bowel dysfunction, both of which entered Phase 2 clinical development in late 2007.

Second, we have collaborations or licensing arrangements with a number of pharmaceutical and biotechnology companies. Our partnering strategy enables us to work towards developing a larger and more diversified pipeline of drug products and product candidates using our technologies. As we have shifted our focus away from being a drug delivery service provider and have advanced research and development of our proprietary product pipeline, we expect to engage in selected high value partnerships in order to optimize revenue potential, probability of success and overall return on investment. Our partnering options range from a comprehensive license to a co-promotion and co-development arrangement with the structure of the partnership depending on factors such as the cost and complexity of development, commercialization needs, and therapeutic area focus.

Historically, we have depended on revenue from Pfizer related to Exubera contract research and manufacturing. Our revenue from Pfizer, including Exubera contract research and manufacturing revenue, was approximately $189.1 million and $139.9 million, representing 69% and 64% of revenue, for the years ended December 31, 2007 and 2006, respectively.

On October 18, 2007, Pfizer announced that it was exiting the Exubera business and gave notice of termination under the collaborative development and licensing agreement. On November 9, 2007, we entered into a termination agreement and mutual release with Pfizer. Under the termination agreement and mutual release, we received a one-time payment of $135.0 million in November 2007 from Pfizer in satisfaction of all outstanding contractual obligations under our then-existing agreements relating to Exubera and our next-generation inhaled insulin product development program, also known as NGI. In addition, Pfizer agreed to continue to perform a number of maintenance activities for Exubera and NGI for a limited time and to transfer all of its rights to Exubera and NGI if we find a new marketing and development partner within a certain time period as described more fully below. All agreements between Pfizer and us related to Exubera and NGI, other than the termination agreement and mutual release, terminated on November 9, 2007.

We are currently seeking a new marketing and development partner for Exubera and/or NGI. Under the termination agreement and mutual release, if we identify a potential new marketing and development partner for Exubera and/or NGI within a certain time period, Pfizer will use commercially reasonable efforts to complete an agreement with the potential new partner pursuant to which Pfizer will transfer all of its rights in Exubera and/or NGI to the partner without additional consideration (including without any prospective economic value, such as a royalty or profit sharing), other than reimbursement of certain out-of-pocket and incremental costs actually incurred by Pfizer in relation to maintenance and transfer activities performed by Pfizer. In addition, Pfizer has agreed to undertake a number of activities designed to transition all of its rights in Exubera and NGI to a new partner for at least three months following completion of an agreement with the new partner, if any, or such longer transition period as regulatory requirements may require, subject to reimbursement of certain out-of-pocket and incremental costs actually incurred by Pfizer.

In addition, in January 2008, we entered into a letter agreement with Pfizer to maintain a group of key Pfizer manufacturing personnel in Pfizer’s Exubera manufacturing facility in Terre Haute, Indiana. The purpose of this arrangement is to provide potential partners for Exubera and/or NGI with the opportunity to have manufacturing performed in Pfizer’s Indiana manufacturing facility in the event that a new partner reaches a mutually satisfactory arrangement with Pfizer. We are reimbursing Pfizer for actual monthly incremental personnel costs incurred to maintain such personnel during this interim period.

In response to lower expected revenue levels in 2008 resulting from the termination of the Pfizer agreements related to Exubera and NGI, we have taken steps to reduce ongoing expense related to Exubera and NGI while maintaining our Exubera and NGI manufacturing and development capabilities until such time as a collaboration agreement with a new partner is concluded or we cease our partnering efforts. As discussed below under the caption, “Recent Developments,” we have terminated our manufacturing and supply agreement with our contract manufacturers that manufactured and supplied us with the Exubera inhalers and reduced our workforce. We also have a 2008 continuation agreement with one of the contract manufacturers, Tech Group North America, Inc., to preserve manufacturing capacity and expertise to support a new partner for the Exubera inhaler if we secure a new partner for Exubera within a certain time period and such partner desires to enter into a new manufacturing and supply agreement with Tech Group.

We are currently engaged in discussions with third parties regarding a potential partnership for Exubera and/or NGI. If we are able to secure a new partner, utilization of our Exubera-related assets depends on such partner’s desire to enter into a manufacture and supply agreement with Tech Group and to utilize our San Carlos facility to manufacture Exubera inhalation powder. We currently expect to conclude whether or not we will have a new partner for Exubera and/or NGI in the first half of 2008. If we are not successful in concluding a new partnership for Exubera and/or NGI, we will eliminate the remaining costs and infrastructure associated with these programs.

The investment required to advance our proprietary product development programs, our ability to manage ongoing expense and the cash generated by new partnerships, if any, will be the key drivers of our results of operations and financial position in 2008. To fund our research and development activities, we have raised significant amounts of capital through the sale of our equity and convertible debt securities. As of December 31, 2007, we had approximately $345.8 million in indebtedness. Our ability to meet the repayment obligations of this debt is dependent upon our and our partners’ ability to develop, obtain regulatory approvals for and successfully commercialize products. Even if we are successful in this regard, we may require additional capital to repay our debt obligations as they become due.

Recent Developments

Workforce Reduction

During the year ended December 31, 2007, we reduced our workforce by approximately 180 employees, or approximately 25 percent of our regular full-time employees, as part of an overall effort to reduce our ongoing operating costs and improve our organizational structure, efficiency and productivity. No research and development programs were curtailed due to the workforce reduction. The cost of the workforce reduction was approximately $8.4 million, of which $7.8 million was paid in 2007 and $0.6 million will be paid in 2008. We estimate that the reduced salaries and benefits from the workforce reduction will result in gross annual savings of $20.0 million, a portion of which we began to realize in the fourth quarter of 2007 within research and development and general and administrative expenses.

For the year ended December 31, 2007, workforce reduction charges were recorded in our Consolidated Statements of Operations as follows (in thousands):

Year ended December 31, 2007
Cost of goods sold, net of change in inventory	$974
Research and development expense	5,791
General and administrative expense	1,617

Total workforce reduction charges	$8,382

On February 8, 2008, Executive Management approved a plan to reduce our workforce by approximately 110 employees, or approximately 20 percent of our regular full-time employees. The restructuring is designed to streamline our operations, consolidate corporate functions, and strengthen decision-making and execution within the business units. In addition, as part of the plan, we have preserved the necessary technical and manufacturing personnel and capabilities to support our ongoing effort to forge a new partnership for our inhaled insulin programs.

We estimate the 2008 workforce reduction will cost approximately $5.4 million in 2008, comprised of cash payments for severance, medical insurance, and outplacement services. The severance charge associated with this plan will be recorded as a one-time expense in February 2008, except for a few employees with transition dates longer than 60 days. For these employees, the severance expense will be recorded ratably over the estimated transition period. In addition to the full-time employees terminated as part of the 2007 and 2008 workforce reductions, we eliminated open and temporary positions.

Change in Executive Management and the Board of Directors

On February 8, 2008, Hoyoung Huh, M.D./Ph.D, our Chief Operating Officer and Head of the PEGylation Business Unit, resigned from his positions effective as of February 29, 2008.

On February 11, 2008, the Board of Directors met and appointed Dr. Huh as a new director to fill the vacancy created by resolution of the Board of Directors at the same meeting to increase the authorized number of directors from 10 to 11. Dr. Huh will serve until the 2009 annual meeting of stockholders or until his successor is duly elected and qualified.

Termination of Agreement with Contract Manufacturers

We were a party to a Manufacturing and Supply Agreement (“Exubera Inhaler MSA”) with Tech Group North America, Inc. and Bespak Europe Ltd. related to the manufacture and supply of Exubera inhalers.

On February 12, 2008, we entered into a Termination and 2008 Continuation Agreement (“TCA”) with Tech Group. Under the terms of this agreement, we have agreed to pay Tech Group up to $13.8 million for costs and expenses that were due and payable by us under the terms of the Exubera Inhaler MSA. Additionally, under the terms of the TCA we agreed to compensate Tech Group to retain a limited number of core Exubera inhaler manufacturing personnel and its dedicated Exubera inhaler manufacturing facility for a limited period in 2008.

On February 14, 2008, we entered into a Termination and Mutual Release Agreement with Bespak pursuant to which the Exubera Inhaler MSA was terminated in its entirety and we agreed to pay Bespak £11.0 million, or approximately $21.6 million, in satisfaction of outstanding accounts payable and termination costs and expenses that were due and payable under the terms of the Exubera Inhaler MSA.

Research and Development Activities

Our product pipeline includes both partnered and proprietary development programs. We have ongoing collaborations or licensing arrangements with more than twenty biotechnology and pharmaceutical companies to provide our pulmonary and PEGylation technologies. Our technologies are currently being used in ten products approved in the U.S. or Europe, in three partner programs that have been filed for with the FDA, and twelve development programs in human clinical trials.

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

In connection with our research and development for partner products and development programs, we earned $85.9 million, $56.3 million, and $81.6 million in contract research revenue for the years ending December 31, 2007, 2006, and 2005, respectively. The estimated completion dates and costs for our programs are not reasonably certain. See Risk Factors for discussion of the risks associated with our partnered and proprietary research and development programs and the timing and risks associated with clinical development.

The costs incurred in connection with our research and development programs, including allocations of facilities, cGMP quality programs and other shared costs, is as follows (in millions):

		Years ended December 31,
	Status as of December 31, 2007(1)	2007	2006	2005
Pulmonary
Partnered Products and Development Programs
Next-generation inhaled insulin (NGI) (2)	Phase 1	$28.4	$17.4	$6.5
Tobramycin inhalation powder (TIP) (3)	Phase 3	16.3	12.8	11.3
NKTR-061 (inhaled amikacin) (4)	Phase 2	15.2	13.6	9.1
Exubera® inhalation powder (2)	Approved	9.2	22.1	51.4
Other partnered product candidates	Various	13.2	14.3	9.5
Proprietary Development Programs
NKTR-024 (amphotericin B inhalation powder) (5)	Phase 1	4.3	24.3	16.7
Other proprietary product candidates	Various	11.1	9.1	8.4
Technology platform	Various	7.9	12.2	16.9

Total Pulmonary		$105.6	$125.8	$129.8

PEGylation
Partnered Products and Development Programs	Various	$5.3	$1.8	$0.7
Proprietary Development Programs
NKTR-118 (oral PEG-naloxol)	Phase 2	12.9	5.5	5.3
NKTR-102 (PEG-irinotecan)	Phase 2	12.7	2.7	2.4
Other proprietary product candidates	Various	11.3	10.6	4.7

Total PEGylation		$42.2	$20.6	$13.1

Other	Various	—	3.0	8.8
Workforce Reduction Charges (6)	n/a	5.8	—	—

Research and Development Expense		$153.6	$149.4	$151.7

(1)	Status definitions are provided in the chart found in Item 1. Business
(2)	Our Collaborative Development and License Agreement and certain related agreements with Pfizer Inc. for Exubera and NGI terminated on November 9, 2007, following Pfizer’s announcement on October 18, 2007 that it would exit the Exubera business and NGI development.
(3)	Novartis Pharma AG is our partner for the TIP program.
(4)	On August 1, 2007, we executed an agreement with Bayer AG for the co-development, license and co-promotion of NKTR-061 (inhaled amikacin).
(5)	Future expenditures curtailed pending partner deal for the product.
(6)	May 2007 workforce reduction charges include severance for personnel that support our research and development activities, including $1.4 million related to non-commercial operations, manufacturing and quality and $4.4 million related to research and development infrastructure support during the year ended December 31, 2007.

Results of Operations

Years Ended December 31, 2007, 2006, and 2005

Revenue (in thousands except percentages)

	Years ended December 31,			Increase/ (Decrease) 2007 vs. 2006	Increase/ (Decrease) 2006 vs. 2005	Percentage Increase/ (Decrease) 2007 vs. 2006	Percentage Increase/ (Decrease) 2006 vs. 2005
	2007	2006	2005
Product sales and royalties	$180,755	$153,556	$29,366	$27,199	$124,190	18%	>100%
Contract research	85,925	56,303	81,602	29,622	(25,299)	53%	(31%)
Exubera commercialization readiness	6,347	7,859	15,311	(1,512)	(7,452)	(19%)	(49%)

Total Revenue	$273,027	$217,718	$126,279	$55,309	$91,439	25%	72%

The increase in total revenue for the year ended December 31, 2007 as compared to the year ended December 31, 2006 is primarily a result of increased Exubera product sales to Pfizer and increased contract research revenue from our collaboration partners. During the year ended December 31, 2007, total revenue from Pfizer through the November 9, 2007 termination of our collaboration agreements includes $146.2 million related to Exubera and $36.3 million related to the next-generation inhaled insulin product development program (“NGI”). Revenue from Pfizer represented 69% of our total revenue for the year ended December 31, 2007; no other single customer represented 10% or more of our total revenues during this period.

On October 18, 2007, Pfizer announced that it was exiting the Exubera business and gave notice of termination under our collaborative development and licensing agreement and certain other related agreements (the “Pfizer agreements”). On November 9, 2007, we entered into a termination agreement and mutual release with Pfizer, in which we received a one-time payment of $135.0 million in satisfaction of all outstanding contractual obligations to and from Pfizer under the Pfizer agreements. We will not receive any revenue from Pfizer related to Exubera or NGI in 2008.

The increase in total revenue for the year ended December 31, 2006 as compared to the year ended December 31, 2005 is primarily attributable to an increase in Exubera product sales to Pfizer, partially offset by a decrease in contract research revenue from Pfizer. Pfizer represented 64% and 64% of our revenue for the years ended December 31, 2006 and 2005, respectively; no other single customer represented 10% or more of our total revenues during these periods.

Product sales and royalties

Product sales and royalties increased 18% to $180.8 million for the year ended December 31, 2007 as compared to the year ended December 31, 2006, primarily due to increased Exubera product sales to Pfizer, as well as certain modifications to the timing of revenue recognition.

Exubera product sales to Pfizer increased by approximately $32.0 million during the year ended December 31, 2007 as compared to the year ended December 31, 2006. Exubera commercial sales began in January 2006. During 2006, we deferred recognition of all Exubera product sales until Pfizer’s contractual 60-day right of return period lapsed. As a result, as of December 31, 2006 we deferred $22.9 million in Exubera product sales and we recognized ten months of product shipments in revenue. In January 2007, we began estimating product warranty returns and recognizing Exubera product sales upon shipment. During the year ended December 31, 2007, we recognized product sales through November 9, 2007, when our collaboration agreements with Pfizer terminated, as well as the revenue deferred at December 31, 2006. We will not have any future Exubera product sales to Pfizer in 2008.

During the year ended December 31, 2007, royalty revenue decreased by $5.5 million as compared to the year ended December 31, 2006. This decrease primarily resulted from a decrease in royalties related to Macugen sales by OSI.

The increase in product sales and royalties for the year ended December 31, 2006 as compared to the year ended December 31, 2005 is primarily due to an increase in Exubera product sales to Pfizer after the approval of Exubera in January 2006. Also contributing to the increase was approximately $18.0 million in product sales and royalties from our PEGylation products.

Royalty revenues were $3.7 million, $9.2 million, and $5.4 million for the years ended December 31, 2007, 2006, and 2005, respectively.

Contract research

Contract research revenue includes reimbursed research and development expenses as well as the amortization of deferred up-front signing and milestone payments received from our collaboration partners. Contract research revenue fluctuates from year to year, and therefore future contract research revenue cannot be predicted accurately. The level of contract research revenues depends in part upon the continuation of existing collaborations, signing of new collaborations, the stage of program development, and the achievement of milestones.

The increase in contract research revenue during the year ended December 31, 2007 compared to the year ended December 31, 2006 was attributable to increased revenue from Pfizer of $17.3 million. The increase in contract research revenue from Pfizer includes a net decrease in research revenue of $7.3 million related to Exubera and NGI in 2007 and recognition of $24.6 million in NGI up-front fees upon termination of the Pfizer Agreements. Additionally, contract research revenue from Novartis and Bayer increased by $8.5 million and $4.5 million, respectively, under our collaboration agreements to develop a tobramycin inhalation powder (“TIP”) with Novartis and Ciprofloxacin and NKTR-061 (inhaled amikacin) with Bayer. These increases in contract research revenue were partially off-set by decreased revenue from Zelos of $4.2 million under our collaboration agreement to develop Ostabolin-C.

Due to the termination of the Pfizer agreements discussed above, we do not expect to receive any contract research revenue from Pfizer related to Exubera or NGI in 2008.

The decrease in contract research revenue during the year ended December 31, 2006 compared to the year ended December 31, 2005 was primarily due to a $34.8 million decrease in Pfizer contract research revenue after the FDA and EMEA approval of Exubera in January 2006, and the transition from research and clinical trial support to manufacturing of commercial product. The decrease in research revenue from Pfizer was partially offset by a $3.7 million increase in contract research revenues from Novartis for TIP and a $3.4 million increase from Baxter Healthcare, under our agreement to develop a product to extend the half-life of Hemophilia A proteins using our PEGylation technology.

Revenue by geography

Revenue by geographic area is based on the shipping locations of our customers. The following table sets forth revenue by geographic area (in thousands):

	Years ended December 31,
	2007	2006	2005
United States	$212,990	$182,959	$109,488
European countries	60,037	33,471	14,967
All other countries	—	1,288	1,824

Total Revenue	$273,027	$217,718	$126,279

Cost of goods sold (in thousands except percentages)

	Years ended December 31,			Increase/ (Decrease) 2007 vs. 2006	Increase/ (Decrease) 2006 vs. 2005	Percentage Increase/ (Decrease) 2007 vs. 2006	Percentage Increase/ (Decrease) 2006 vs. 2005
	2007	2006	2005
Cost of goods sold	$137,696	$113,921	$23,728	$23,775	$90,193	21%	>100%
Product gross margin	43,059	39,635	5,638	3,424	33,997	9%	>100%

Product gross margin %	24%	26%	19%

Cost of goods sold during the year ended December 31, 2007 includes Exubera manufacturing costs through the November 9, 2007 termination of the Pfizer agreements. Costs related to our Exubera manufacturing operations after November 9, 2007 are included in cost of idle Exubera manufacturing capacity. During the years ended December 31, 2007 and 2006, Exubera contributed $29.3 million and $19.5 million, respectively, to our product gross margin.

The increase in cost of goods sold and product gross margin during the year ended December 31, 2007 compared to the year ended December 31, 2006 is consistent with the proportionate increase in Exubera product sales. The decrease in gross margin percentage during the year ended December 31, 2007 compared to the year ended December 31, 2006 is primarily attributable to product mix, our cost plus manufacturing arrangement with Pfizer, and the decline in royalty revenue of $5.5 million during 2007.

The increase in cost of goods sold during the year ended December 31, 2006 as compared to the year ended December 31, 2005 is due to increased Exubera product sales. The increase in gross margin percentages is due to increased gross margin in 2006, which is primarily attributable to increased royalty revenue of $3.8 million and higher margins on PEGylation products and Exubera inhalation powder and inhalers compared to the PEGylation products sold during 2005.

Cost of idle manufacturing capacity (in thousands except percentages)

	Years ended December 31,			Increase/ (Decrease) 2007 vs. 2006	Increase/ (Decrease) 2006 vs. 2005	Percentage Increase/ (Decrease) 2007 vs. 2006	Percentage Increase/ (Decrease) 2006 vs. 2005
	2007	2006	2005
Cost of idle Exubera manufacturing capacity	$6,314	$—	$—	$6,314	$—	100%	n/a

Cost of idle Exubera manufacturing capacity includes the costs of our manufacturing operations after the termination of the Pfizer agreements on November 9, 2007 through December 31, 2007. Cost of idle Exubera manufacturing capacity includes costs payable to our contract manufacturers under our contractual relationships and internal salaries, benefits and stock-based compensation related to Exubera commercial manufacturing employees, overhead at our San Carlos manufacturing facility, including rent, utilities and maintenance and depreciation of property and equipment.

In 2008, we entered into agreements to maintain manufacturing personnel with Pfizer at their Exubera manufacturing facility in Terre Haute, Indiana and with Tech Group at their manufacturing facility in Tempe, Arizona. Additionally, we will preserve the necessary technical and manufacturing personnel to support our ongoing effort to secure a new partner for Exubera and/or NGI. We expect to continue to incur costs of idle Exubera manufacturing capacity until we have a new Exubera commercialization partner or we cease partnering efforts. We expect to conclude whether or not we will have a new Exubera commercialization partner in the first half of 2008.

Exubera commercialization readiness revenue and costs (in thousands except percentages)

	Years ended December 31,			Increase/ (Decrease) 2007 vs. 2006	Increase/ (Decrease) 2006 vs. 2005	Percentage Increase/ (Decrease) 2007 vs. 2006	Percentage Increase/ (Decrease) 2006 vs. 2005
	2007	2006	2005
Exubera commercialization readiness revenue	$6,347	$7,859	$15,311	$(1,512)	$(7,452)	(19%)	(49%)
Exubera commercialization readiness costs	$3,507	$4,168	$12,268	$(661)	$(8,100)	(16%)	(66%)

Exubera commercialization readiness costs are start up manufacturing costs we incurred in our Exubera Inhalation Powder manufacturing facility and our Exubera Inhaler device third party contract manufacturing locations in preparation for commercial scale manufacturing in early 2006. Exubera commercialization readiness revenue represents reimbursement by Pfizer of Exubera commercialization readiness costs plus a contractual mark-up. During the year ended December 31, 2007, we amortized the remaining Exubera commercialization costs through October and did not incur any additional costs.

During the year ended December 31, 2006 compared to the year ended December 31, 2005, the decrease in Exubera commercialization readiness revenue and costs was primarily due to the transition from readiness preparation to commercial production in late 2005 and early 2006.

We will not incur any additional Exubera commercialization readiness costs or recognize any additional Exubera commercialization readiness revenue in 2008 or beyond.

Research and development (in thousands except percentages)

	Years ended December 31,			Increase/ (Decrease) 2007 vs. 2006	Increase/ (Decrease) 2006 vs. 2005	Percentage Increase/ (Decrease) 2007 vs. 2006	Percentage Increase/ (Decrease) 2006 vs. 2005
	2007	2006	2005
Research & development	$153,575	$149,381	$151,659	$4,194	$(2,278)	3%	(2%)
Purchased in-process research and development	$—	$—	$7,859	$—	$(7,859)	N/A	N/A

During the year ended December 31, 2007, research and development expense includes workforce reduction charges totaling $5.8 million recorded in connection with our May 2007 plan to reduce ongoing operating costs. This charge primarily includes severance of $4.4 million for research and development infrastructure and support personnel and $1.4 million for non-commercial operations, manufacturing and quality control personnel.

Research and development expense, excluding workforce reduction charges, decreased by approximately $1.6 million during the year ended December 31, 2007, compared to the year ended December 31, 2006. Research and development expense related to our PEGylation technology product candidates increased by approximately $21.6 million as a result of the completion of the Phase 1 clinical trials for NKTR-118 and NKTR-102 and the initiation of Phase 2 clinical trials. We expect research and development expenses for NKTR-118 and NKTR-102 to continue to increase substantially in 2008 as the Phase 2 trials will continue throughout 2008. Pulmonary research and development program expenses decreased by approximately $20.2 million as a result of a $20.0 million decrease related to NKTR-024 and a $12.9 million decrease related to Exubera. These decreases are partially offset by increased spending on NGI of $11.0 million, increased spending on TIP of $3.5 million and increased spending on NKTR-061 of approximately $1.6 million. Additionally, we decreased spending on non-pulmonary and non-PEGylation programs by $3.0 million in connection with the winding down of our Bradford, UK operations in 2006.

The decrease in research and development expense of $2.3 million during the year ended December 31, 2006 compared to the year ended December 31, 2005, is attributable to decreased spending on Exubera and NGI of $18.4 million and in non-pulmonary and non-PEGylation development programs of $5.8 million in connection with the winding down of our Bradford, UK operations in 2006. These decreases were partially offset by increased spending on NKTR-024 and other pulmonary programs by approximately $14.4 million and increased spending on PEGylation programs of approximately $7.5 million.

During the year ended December 31, 2005, we recorded a charge of $7.9 million for purchased in-process research and development costs in connection with our acquisition of Aerogen. The purchased in-process research and development costs were expensed on the acquisition date because the acquired technology had not yet reached technological feasibility and had no future alternative use outside of these development programs. The in-process research and development primarily represents two programs in clinical development, amikacin and surfactant. Amikacin is used in our NKTR-061 development program that we partnered with Bayer AG in 2007. NKTR-061 is being studied in Phase 2 trials for the adjunctive therapy of ventilated patients with hospital-acquired, Gram-negative pneumonias and is currently expected to enter Phase 3 clinical development in 2008.

General and administrative (in thousands except percentages)

	Years ended December 31,			Increase/ (Decrease) 2007 vs. 2006	Increase/ (Decrease) 2006 vs. 2005	Percentage Increase/ (Decrease) 2007 vs. 2006	Percentage Increase/ (Decrease) 2006 vs. 2005
	2007	2006	2005
General & administrative	$56,336	$78,319	$43,852	$(21,983)	$34,467	(28%)	79%

General and administrative expenses are associated with administrative staffing, business development and marketing.

The decrease in general and administrative expenses during the year ended December 31, 2007 compared to the year ended December 31, 2006 is primarily attributable to decreased non-cash stock-based compensation expense of $11.9 million, decreased headcount resulting in decreased salaries and benefits of $2.3 million, decreased professional fees of $5.9 million, and a $1.8 million decrease in connection with the winding down of our Bradford, UK operations in 2006.

The increase in general and administrative expenses during the year ended December 31, 2006 compared to the year ended December 31, 2005 is primarily attributable to increased salaries and benefits, stock-based compensation and professional fees incurred during the year ended December 31, 2006. In 2006, we adopted SFAS 123R and recorded a non-cash charge of $17.8 million of stock-based compensation expense, of which $10.9 million was related to executive severance agreements. Salaries and employee benefits increased by approximately $8.6 million, including $3.7 million related to executive severance agreements. Professional legal, accounting and consulting fees increased by $4.9 million during the same period.

In February 2008, Executive Management approved a plan to reduce our workforce by 110 full-time employees or 20%. In 2008, we expect our direct salaries and benefits will decrease due to reduced headcount.

Impairment of long lived assets (in thousands except percentages)

	Years ended December 31,			Increase/ (Decrease) 2007 vs. 2006	Increase/ (Decrease) 2006 vs. 2005	Percentage Increase/ (Decrease) 2007 vs. 2006	Percentage Increase/ (Decrease) 2006 vs. 2005
	2007	2006	2005
Impairment of long lived assets	$28,396	$9,410	$65,340	$18,986	$(55,930)	>100%	(86%)

On November 9, 2007, we entered into a termination and mutual release agreement with Pfizer in respect of terminating all of our Exubera and NGI related agreements. We are currently engaged in efforts to secure another collaboration partner to continue the commercialization of Exubera and/or the development of NGI. As a result, we performed a SFAS 144 impairment analysis of the property and equipment that support Exubera commercial operations and NGI development activities (referred to as “Exubera-related assets”), including machinery and equipment at our contract manufacturer locations and machinery, equipment, and leasehold improvements at our San Carlos, California headquarters. If we are able to secure a new collaboration partner for Exubera and/or NGI, utilization of our Exubera-related assets will depend on any such partner’s desire to utilize our San Carlos facility to manufacture Exubera bulk dry powder insulin and whether such partner enters into a manufacturing and supply agreement with Tech Group to manufacture and supply Exubera inhalers. Given that we have not entered into a collaboration agreement and that uncertainties associated with future supply chain decisions exist, we concluded that the carrying value of the Exubera-related assets exceeds the estimated future cash flows. As a result, we recorded an impairment charge of $28.4 million during the quarter ended December 31, 2007 for the Exubera-related assets.

During the year ended December 31, 2006, impairment of long-lived assets includes a write-off of $5.5 million of certain intangible assets relating to our Ireland operations, $1.2 million relating to the remaining laboratory and office equipment at our Bradford, UK location, and $2.7 million relating to an asset being constructed for use in one of our partnered pulmonary programs.

In December 2005, we were apprised of unfavorable results of clinical data related to programs from our super critical fluids technology program in Bradford UK, which provided an indication that the fair value of the respective business unit’s goodwill was below the carrying value. We re-performed the impairment analysis of goodwill and other long lived assets for Bradford UK and determined the fair value of the intangibles and other assets of Nektar UK based on a discounted cash flow model to be less than the carrying value. As a result, we recorded an impairment charge to goodwill and long lived assets of $59.6 million and $5.7 million, respectively, in December 2005.

Litigation settlement

	Years ended December 31,			Increase/ (Decrease) 2007 vs. 2006	Increase/ (Decrease) 2006 vs. 2005	Percentage Increase/ (Decrease) 2007 vs. 2006	Percentage Increase/ (Decrease) 2006 vs. 2005
	2007	2006	2005
Litigation settlement	$1,583	$17,710	$—	$(16,127)	$17,710	(91)%	100%

During the year ended December 31, 2007, we recorded a litigation settlement charge of $1.6 million related to three employee-related litigation claims settled in 2007.

On June 30, 2006, we entered into a litigation settlement related to an intellectual property dispute with the University of Alabama Huntsville pursuant to which the Company paid $11.0 million and agreed to pay an additional $10.0 million in equal $1.0 million installments over ten years beginning on July 1, 2007. During the year ended December 31, 2006 we recorded a litigation settlement charge of $17.7 million which reflects the net present value of the settlement payments using an 8% annual discount rate.

Amortization of other intangible assets (in thousands except percentages)

	Years ended December 31,			Increase/ (Decrease) 2007 vs. 2006	Increase/ (Decrease) 2006 vs. 2005	Percentage Increase/ (Decrease) 2007 vs. 2006	Percentage Increase/ (Decrease) 2006 vs. 2005
	2007	2006	2005
Amortization of other intangible assets	$946	$4,039	$4,206	$(3,093)	$(167)	(77%)	(4)%

Other intangible assets include proprietary technology, intellectual property, and supplier and customer relationships acquired from third parties or in business combinations.

Amortization of other intangible assets decreased during the year ending December 31, 2007 compared to the year ending December 31, 2006 because certain other intangible assets were fully amortized during the year ended December 31, 2006. As of December 31, 2007 and 2006, the net book value of our other intangible assets was $2.7 million and $3.6 million, respectively, representing the unamortized portion of our customer relationship intangible asset. This will be amortized on a straight-line basis of approximately $0.9 million per year through October 2010. Accordingly, we expect our other intangible assets to decrease to $0.9 million per year in the future, absent additional business combinations.

Gain on termination of collaborative agreements, net (in thousands except percentages)

	Years ended December 31,			Increase/ (Decrease) 2007 vs. 2006	Increase/ (Decrease) 2006 vs. 2005	Percentage Increase/ (Decrease) 2007 vs. 2006		Percentage Increase/ (Decrease) 2006 vs. 2005
	2007	2006	2005
Gain on termination of collaborative agreements, net	$(79,178)	$—	$—	$(79,178)	$—	>	(100%)	n/a

On November 9, 2007, we terminated our collaborative development and license agreements with Pfizer related to Exubera and NGI. Under the termination agreement, we received a one-time payment of $135.0 million from Pfizer in satisfaction of all mutual outstanding contractual obligations. The gain on termination of collaborative agreements, net, includes the Pfizer termination payment received of $135.0 million less our contractual liability to Bespak and Tech Group of $32.4 million and less settlement of outstanding receivables and payables with Pfizer of $23.5 million.

We have also recorded a termination settlement obligation to our contract manufacturers of $32.4 million as of December 31, 2007. We were a party to a certain manufacturing and supply agreement, with Tech Group North America, Inc. and Bespak Europe Ltd. related to the manufacture and supply of Exubera inhalers (“Exubera Inhaler MSA”). As of December 31, 2007, due to Pfizer’s termination of the Exubera program and our inability to provide Bespak and Tech Group with future Exubera inhaler manufacturing commitments, we had a contractual liability for termination costs and expenses that would be incurred by Bespak and Tech Group.

On February 12, 2008, we entered into a Termination and 2008 Continuation Agreement (“TCA”) with Tech Group pursuant to which the Exubera Inhaler MSA was terminated in its entirety. We have recorded $13.8 million as termination liabilities under the terms of the TCA. In the event that we successfully identify a new Exubera commercialization partner and such partner does enter into an Exubera inhaler supply agreement with Tech Group, we would be relieved of our obligation to pay Tech Group up to $8.0 million this amount. Due to the uncertainty regarding the prospects of securing a new commercialization partner for Exubera and uncertainty over whether such partner will desire to enter into an Exubera inhaler manufacturing agreement with Tech Group, we believe that the potential future reduction in our obligation is a contingent gain to be recorded when and if those events occurs.

On February 14, 2008, we entered into a Termination and Mutual Release Agreement with Bespak pursuant to which the Exubera Inhaler MSA was terminated in its entirety and we agreed to pay Bespak £11.0 million or approximately $21.6 million, including $3.0 million of accrued expenses and $18.6 million in termination costs and expenses that were due and payable under the terms of the Exubera Inhaler MSA.

Interest income (in thousands except percentages)

	Years ended December 31,			Increase/ (Decrease) 2007 vs. 2006	Increase/ (Decrease) 2006 vs. 2005	Percentage Increase/ (Decrease) 2007 vs. 2006	Percentage Increase/ (Decrease) 2006 vs. 2005
	2007	2006	2005
Interest income	$22,201	$23,646	$13,022	$(1,445)	$10,624	(6%)	82%

The decrease in interest income during the year ended December 31, 2007 compared to the year ended December 31, 2006 is due to a decline in the average balance of cash, cash equivalents, and investments in marketable securities due to repayment of $102.7 million in convertible subordinated notes.

The increase in interest income during the year ended December 31, 2006 as compared to the year ended December 31, 2005 is primarily due to an increase in our balance of cash, cash equivalents, and investments in marketable securities resulting from our $315.0 million subordinated debt offering completed in late September 2005, and higher prevailing interest rates during 2006 compared to 2005.

Interest expense (in thousands except percentages)

	Years ended December 31,			Increase/ (Decrease) 2007 vs. 2006	Increase/ (Decrease) 2006 vs. 2005	Percentage Increase/ (Decrease) 2007 vs. 2006	Percentage Increase/ (Decrease) 2006 vs. 2005
	2007	2006	2005
Interest expense	$18,638	$20,793	$14,085	$(2,155)	$6,708	(10%)	48%

The decrease in interest expense during the year ended December 31, 2007 compared to the year ended December 31, 2006 was primarily due to a lower average balance of convertible subordinated notes outstanding during 2007. We repaid $36.0 million of our 5% notes in February 2007 and we repaid $66.6 million of our 3.5% notes in October 2007.

The increase in interest expense during the year ended December 31, 2006, as compared to the year ended December 31, 2005 was primarily due to a higher average balance of convertible subordinated notes outstanding resulting from our $315.0 million subordinated debt offering completed in September 2005.

Other income (expense), net (in thousands except percentages)

	Years ended December 31,			Increase/ (Decrease) 2007 vs. 2006	Increase/ (Decrease) 2006 vs. 2005	Percentage Increase/ (Decrease) 2007 vs. 2006	Percentage Increase/ (Decrease) 2006 vs. 2005
	2007	2006	2005
Other income (expense), net	$1,133	$2,444	$(1,249)	$(1,311)	$3,693	(54%)	>100%

During the year ended December 31, 2007, we recognized a $0.9 million gain from the sale of the management buy-out of the nebulizer device business in Ireland, which was completed on November 30, 2007 for a payment of $2.2 million and a net gain of $0.9 million. This management buy-out included a license and a transfer of certain of our non-essential general purpose nebulizer technology under limited terms and conditions designed to prevent future competition with our pulmonary liquid delivery proprietary and partnered programs such as NKTR-061. These terms and conditions included a limited field license to the general purpose nebulizer devices only and excluded any rights to directly or indirectly develop, market or distribute general purpose nebulizers as a component of a drug/device combination. In addition, any efficiency improvements to the general purpose nebulizer developed by the newly formed company are licensed back to us for addition to our pulmonary technology platform for no additional consideration.

During the year ended December 31, 2006, we recognized a $2.2 million gain from the sale of an equity investment in Confluent Technologies. We do not expect to realize income from such transactions in the future.

Loss on debt extinguishment (in thousands except percentages)

	Years ended December 31,			Increase/ (Decrease) 2007 vs. 2006	Increase/ (Decrease) 2006 vs. 2005	Percentage Increase/ (Decrease) 2007 vs. 2006	Percentage Increase/ (Decrease) 2006 vs. 2005
	2007	2006	2005
Loss on debt extinguishment	$—	$—	$303	$—	$(303)	n/a	n/a

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

Liquidity and Capital Resources

We have financed our operations primarily through revenue from product sales and research and development contracts, public and private placements of debt and equity securities and financing of equipment acquisitions and certain tenant leasehold improvements. We do not utilize off-balance sheet financing arrangements as a source of liquidity or financing. Additionally, at December 31, 2007 we had letter of credit arrangements with certain financial institutions and vendors, including our landlord, totaling $2.8 million. These letters of credit are secured by investments in similar amounts.

As of December 31, 2007, we had cash, cash equivalents and investments in marketable securities of $482.4 million and indebtedness of $345.8 million, including $315.0 million of convertible subordinated notes, $24.0 million in capital lease obligations and $6.8 million in other liabilities.

Due to the recent adverse developments in the credit markets, we may experience reduced liquidity with respect to some of our short-term investments. These investments are generally held to maturity, which is less than one year. However, if the need arose to liquidate such securities before maturity, we may experience losses on liquidation. As of December 31, 2007, we held $431.9 million of commercial debt securities, with an average time to maturity of 126 days. To date we have not experienced any liquidity issues with respect to these securities, but should such issues arise, we may be required to hold some, or all, of these securities until maturity. We believe that, even allowing for potential liquidity issues with respect to these securities, our remaining cash and cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for at least the next twelve months. We have the ability and intent to hold our debt securities to maturity when they will be redeemed at full par value. Accordingly, we consider unrealized losses to be temporary and have not recorded a provision for impairment.

Cashflow activities

During the year ended December 31, 2007, net cash provided by operating activities was $146.3 million. During the year ended December 31, 2007, net cash provided by operating activities increased by $239.0 million compared to the year ended December 31, 2006, in which we used $92.7 million in operating activities. The increase in cash provided by operations includes the following significant items in 2007: collaboration agreement termination payment received from Pfizer of $135.0 million and the up-front payments received from Bayer of $50.0 million and from Pfizer of $24.6 million.

During the year ended December 31, 2007, we purchased $32.8 million of property and equipment and repaid $102.7 million of our convertible subordinated notes and other debt obligations. These uses of cash were partially offset by $3.8 million in cash collected from employees for the purchase of common stock.

During the year ended December 31, 2006, net cash used in operating activities was $92.7 million. Cash used in operating activities included an $11.0 million cash payment made in connection with the UAH litigation settlement. We purchased $22.5 million of property and equipment and repaid $10.5 million in debt obligations. These uses of cash were offset by $22.3 million in proceeds from the issuance of common stock to employees.

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

Contractual Obligations

The following is a summary of our contractual obligations as of December 31, 2007 (in thousands):

	Payments due by period
	Total	<=1 yr 2008	2-3 yrs 2009-2010	3-5 yrs 2011-2012	2013+
Obligations (1)
Convertible subordinated notes, including interest	$363,629	$10,238	$20,475	$332,916	$—
Capital leases, including interest	44,832	6,010	9,468	9,865	19,489
Operating leases	13,825	3,704	5,764	4,357	—
Purchase commitments (2)	19,349	19,349	—	—	—
Exubera Inhaler MSA contract termination settlement	32,363	32,363	—	—	—
Litigation settlement and other long-term liabilities, including interest	9,000	1,000	2,000	2,000	4,000

	$482,998	$72,664	$37,707	$349,138	$23,489

(1)	The above table does not include certain commitments and contingencies which are discussed in Note 9 of Item 8. Financial Statements and Supplementary Data.
(2)	Substantially all of this amount had been ordered pursuant to open purchase orders as of December 31, 2007 under our existing contracts. This amount does not represent minimum contract termination liability.

Given our current cash requirements, we forecast that we will have sufficient cash to meet our net operating expense requirements and contractual obligations through December 31, 2009. We plan to continue to invest in our growth and our future cash requirements will depend upon the timing and results of these investments. Our capital needs will depend on many factors, including continued progress in our research and development programs, progress with preclinical and clinical trials of our proprietary and partnered product candidates, the time and costs involved in obtaining regulatory approvals, the costs of developing and scaling our clinical and commercial manufacturing operations, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, the need to acquire licenses to new technologies and the status of competitive products. Included in our purchase commitments above is approximately $4.3 million of capital purchase commitments.

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

Off Balance Sheet Arrangements

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

Revenue Recognition

Contract research revenue includes amortization of up-front fees. Up-front fees should be recognized ratably over the expected benefit period under the arrangement. Given the uncertainties of research and development collaborations, significant judgment is required to determine the duration of the arrangement. We have $63.6 million of deferred up-front fees related to six research and collaboration agreements that are being amortized over an average of 10 years. We considered shorter and longer amortization periods. The shortest reasonable period is the end of the development period (estimated to be 4 to 6 years). Given the statistical probability of drug development success in the bio-pharma industry, development programs have only a 5%-10% probability of reaching commercial success. The longest period is either the contractual life of the agreement, which is generally 10 years from the first commercial sale, or the end of the patent life, which is frequently 15-17 years. If we had determined a longer or shorter amortization period was appropriate, our annual up-front fee amortization could be as low as $4.0 million or as high as $16.0 million.

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

Impairment of Long-Lived Assets and Contract Termination Costs

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we perform a test for recoverability of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. An impairment loss would be recognized only if the carrying amount of an intangible or long-lived asset exceeds the sum of the discounted cash flows expected to result from the use and eventual disposal of the asset.

On November 9, 2007, we terminated our Collaborative Development and License Agreements with Pfizer related to Exubera and NGI. We are currently engaged in discussions to regarding a collaboration for Exubera and/or NGI. If we are able to secure a new collaboration partner, utilization of our Exubera-related assets depends on such partner’s desire to enter into a manufacture and supply agreement with one of our contract manufacturers and to utilize our San Carlos facility to manufacture Exubera inhalation powder. We expect to conclude whether or not we will have a new partner for Exubera and/or NGI in the first half of 2008.

As a result of the termination of the Pfizer agreements, we evaluated the realizability of our Exubera-related property and equipment at our San Carlos, California manufacturing facility and at our contract manufacturer locations. Given that we have not entered into a collaboration agreement and that uncertainties associated with future supply chain decisions exist, we conclude that the carrying value of the Exubera-related assets exceeds the estimated future cash flows. As a result, we recorded an impairment charge of $28.4 million for the Exubera-related assets during the three-month period ended December 31, 2007. Our estimate of the future cash flows from Exubera-related assets and our assessment of the probability of securing a commercialization partner for Exubera and/or NGI are highly judgmental and actual results may differ. However, we believe it is probable the carrying value of Exubera-related assets exceeds the estimated future cash flows, which represents management’s best estimate.

On February 12, 2008, we entered into a Termination and 2008 Continuation Agreement (“TCA”) with Tech Group pursuant to which our manufacturing and supply agreement related to the manufacture and supply of Exubera inhalers (“Exubera Inhaler MSA”) was terminated in its entirety. We recorded $13.8 million as termination liabilities under the terms of the TCA. In the event that we successfully identify a new Exubera collaboration partner and such partner enters into an Exubera inhaler supply agreement with Tech Group, we would be relieved of our obligation to pay Tech Group up to $8.0 million of the termination liability (subject to downward adjustment depending on the timing of any such agreement). Due to the uncertainty regarding the prospects in securing a new commercialization partner and uncertainty over whether such partner will enter into an agreement with Tech Group, we believe that this amount represents a contingent gain to be recorded when and if the event occurs. This determination was also based on management’s estimate that securing a new Exubera and/or NGI collaboration partner is uncertain.

Stock-Based Compensation

We use the Black-Scholes option valuation model adjusted for the estimated historical forfeiture rate for the respective grant to determine the estimated fair value of our stock-based compensation arrangements on the date of grant (“grant date fair value”) and expense this value ratably over the service period of the option or performance period of the Restricted Stock Unit award (“RSU”). The Black-Scholes option pricing model requires the input of highly subjective assumptions. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models may not provide a reliable single measure of the fair value of our employee stock options or common stock purchased under our employee stock purchase plan. In addition, management continually assesses these assumptions and methodologies used to calculate the estimated fair value of stock-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to the assumptions and methodologies, and which could materially impact our fair value determination.

Further, we have issued performance-based RSU awards totaling approximately 1,010,000 shares of our common stock to certain employees. These awards vest based upon achieving three pre-determined performance milestones. We are expensing the grant date fair value of the awards ratably over the expected performance period for the RSU awards in which the performance milestones are probable of achievement under a Statement of Financial Accounting Standards No. 5, Accounting for Contingencies definition. The total grant date fair value of the RSU awards was $19.8 million, including $4.0 million for the first milestone, $7.9 million for the second milestone, and $7.9 million for the third milestone.

The first performance milestone was achieved and approximately 174,035 shares were fully vested and released during the year ended December 31, 2007. The second performance milestone shall vest when upon achievement of $30.0 million of Exubera royalty revenue from Pfizer in one quarter. During the year ended December 31, 2007, we determined that it is not probable that future Exubera product sales will be sufficient to meet the second performance milestone and we reversed $2.8 million of previously recognized expense. The third performance milestone shall vest based on the first filing (whether by us or a third party licensee or partner of ours) and acceptance of a New Drug Application (“NDA”) or Biologics License Application (“BLA”) by the

FDA or an equivalent filing and acceptance with the European Medicines Agency for a proprietary product. Based on our current product pipeline development efforts, we determined that the third performance milestone is currently probable of achievement by the end of the fourth quarter in 2010.

Evaluating and estimating the probability of achieving the remaining performance milestone and the appropriate timing related to the achievement is highly subjective and requires periodic reassessment. Actual achievement of these performance milestones or changes in facts and circumstances may cause significant fluctuations in expense recognition between reporting periods and would result in changes in the timing and amount of expense recognition related to these RSU’s.

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

At December 31, 2007, we had significant federal and state net operating loss and research credit carry forwards which were offset by a full valuation allowance, due to our inability to estimate long-term future taxable income with a high level of certainty. Upon adoption of FIN 48, we did not recognize an increase or a decrease in the liability for net unrecognized tax benefits, which would be accounted for through retained earnings. We historically accrued for uncertain tax positions in deferred tax assets as we have been in a net operating loss position since inception and any adjustments to our tax positions would result in an adjustment of our net operating loss or tax credit carry forwards rather than resulting in a cash outlay. If we are eventually able to recognize these uncertain positions, our effective tax rate would be reduced. We currently have a full valuation allowance against our net deferred tax asset which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future.

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

Recent Accounting Pronouncements

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarch used to classify the source of the in formation. This statement is effective beginning in October 2008. We are evaluating whether adoption of this statement will result in a change to our fair value measurements.

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits companies to choose to measure certain financial instruments and other items at fair value. The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option. This statement is effective beginning in January 2008. We are evaluating whether adoption of this statement will result in a change to our fair value measurements.

EITF 07-03

In June 2007, the Emerging Issues Task Force (“EITF”) issued EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services for Use in Future Research and Development Activities, which provides guidance on the accounting for certain nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities. This issue is effective prospectively for fiscal years beginning after December 15, 2007. We do not expect that the adoption of EITF 07-03 will have a material impact on our financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate and Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in liquid, high quality debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in short-term securities and maintain a weighted average maturity of one year or less.

A hypothetical 50 basis point increase in interest rates would result in an approximate $0.7 million decrease, less than 1%, in the fair value of our available-for-sale securities at December 31, 2007. This potential change is based on sensitivity analyses performed on our investment securities at December 31, 2007. Actual results may differ materially. The same hypothetical 50 basis point increase in interest rates would have resulted in an approximate $0.7 million decrease, less than 1%, in the fair value of our available-for-sale securities at December 31, 2006.

Due to the recent adverse developments in the credit markets, we may experience reduced liquidity with respect to some of our short-term investments. These investments are generally held to maturity, which is less than one year. However, if the need arose to liquidate such securities before maturity, we may experience losses on liquidation. As of December 31, 2007, we held $431.9 million of commercial debt securities, with an average time to maturity of 126 days. To date we have not experienced any liquidity issues with respect to these securities, but should such issues arise, we may be required to hold some, or all, of these securities until maturity. We believe that, even allowing for potential liquidity issues with respect to these securities, our remaining cash and cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for at least the next twelve months. We have the ability and intent to hold our debt securities to maturity when they will be redeemed at full par value. Accordingly, we consider unrealized losses to be temporary and have not recorded a provision for impairment.

Foreign Currency Risk

The majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, since a portion of our operations consist of research and development activities outside the United States, we have entered into transactions in other currencies, primarily the Indian Rupee, and therefore are subject to foreign exchange risk.

Our international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. We do not utilize derivative financial instruments to manage our exchange rate risks.

Item 8. Financial Statements and Supplementary Data

NEKTAR THERAPEUTICS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Nektar Therapeutics

We have audited the accompanying consolidated balance sheets of Nektar Therapeutics as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nektar Therapeutics at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, Nektar Therapeutics changed its method of accounting for stock-based compensation as of January 1, 2006 and its method of accounting for uncertain tax positions as of January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Nektar Therapeutics’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Palo Alto, California

February 25, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Nektar Therapeutics

We have audited Nektar Therapeutics’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Nektar Therapeutics’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Nektar Therapeutics maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nektar Therapeutics as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of Nektar Therapeutics and our report dated February 25, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Palo Alto, California

February 25, 2008

NEKTAR THERAPEUTICS

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share information)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$76,293	$63,760
Short-term investments	406,060	394,880
Accounts receivable, net of allowance of $33 and $357 at December 31, 2007 and 2006, respectively.	21,637	47,148
Inventory	12,187	14,656
Other current assets	7,106	14,595

Total current assets	$523,283	$535,039

Long-term investments	—	8,337
Property and equipment, net	114,420	133,812
Goodwill	78,431	78,431
Other intangible assets, net	2,680	3,626
Other assets	6,289	8,932

Total assets	$725,103	$768,177

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,589	$7,205
Accrued compensation	14,680	12,994
Accrued expenses to contract manufacturers	40,444	—
Accrued expenses	12,446	17,942
Interest payable	2,638	3,814
Capital lease obligations, current portion	2,335	711
Deferred revenue, current portion	19,620	16,409
Convertible subordinated notes, current portion	—	102,653
Other current liabilities	2,340	3,854

Total current liabilities	$98,092	$165,582
Convertible subordinated notes	315,000	315,000
Capital lease obligations	21,632	19,759
Deferred revenue	61,349	23,697
Other long-term liabilities	14,591	17,079

Total liabilities	$510,664	$541,117
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 10,000 shares authorized
Series A, $0.0001 par value: 3,100 shares designated; no shares issued or outstanding at December 31, 2007 and 2006	—	—
Series B, $0.0001 par value: 20 shares designated; no shares issued or outstanding at December 31, 2007 and 2006	—	—
Common stock, $0.0001 par value; 300,000 authorized; 92,301 shares and 91,280 shares issued and outstanding at December 31, 2007 and 2006, respectively	9	9
Capital in excess of par value	1,302,541	1,283,982
Accumulated other comprehensive income	1,643	62
Accumulated deficit	(1,089,754)	(1,056,993)

Total stockholders’ equity	214,439	227,060

Total liabilities and stockholders’ equity	$725,103	$768,177

The accompanying notes are an integral part of these consolidated financial statements.

NEKTAR THERAPEUTICS

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information)

	Years ended December 31,
	2007	2006	2005
Revenue:
Product sales and royalties	$180,755	$153,556	$29,366
Contract research	85,925	56,303	81,602
Exubera commercialization readiness	6,347	7,859	15,311

Total revenue	$273,027	$217,718	$126,279
Operating costs and expenses:
Cost of goods sold	137,696	113,921	23,728
Cost of idle Exubera manufacturing capacity	6,314	—	—
Exubera commercialization readiness costs	3,507	4,168	12,268
Research and development	153,575	149,381	151,659
General and administrative	56,336	78,319	43,852
Impairment of long lived assets	28,396	9,410	65,340
Litigation settlement	1,583	17,710	—
Amortization of intangible assets	946	4,039	4,206
Gain on termination of collaborative agreements, net	(79,178)	—	—
Purchased in-process research and development	—	—	7,859

Total operating costs and expenses	$309,175	$376,948	$308,912

Loss from operations	(36,148)	(159,230)	(182,633)
Interest income	22,201	23,646	13,022
Interest expense	(18,638)	(20,793)	(14,085)
Other income (expense), net	1,133	2,444	(1,249)
Loss on extinguishment of debt	—	—	(303)

Loss before provision (benefit) for income taxes	$(31,452)	$(153,933)	$(185,248)
Provision (benefit) for income taxes	1,309	828	(137)

Net loss	$(32,761)	$(154,761)	$(185,111)

Basic and diluted net loss per share	$(0.36)	$(1.72)	$(2.15)

Shares used in computing basic and diluted net loss per share	91,876	89,789	85,915

The accompanying notes are an integral part of these consolidated financial statements.

NEKTAR THERAPEUTICS

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Preferred Shares		Common Shares		Capital In Excess of Par Value	Deferred Compensation	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount Paid In	Shares	Par Value
Balance at December 31, 2004	20	—	84,572	$8	1,187,575	$(2,764)	$(356)	$(717,121)	$467,342
Common stock issued upon exercise of stock options	—	—	1,015	—	9,621	—	—	—	9,621
Common stock issued in secondary offering, net of issuance costs of $427	—	—	1,891	1	31,563	—	—	—	31,564
Compensation in connection with stock options granted to consultants	—	—	—	—	208	—	—	—	208
Amortization of deferred compensation	—	—	34	—	2,039	(185)	—	—	1,854
Shares issued for ESPP	—	—	108	—	1,239	—	—	—	1,239
Shares issued for retirement plans	—	—	87	—	1,445	—	—	—	1,445
Other comprehensive loss	—	—	—	—	—	—	(1,351)	—	(1,351)
Net loss	—	—	—	—	—	—	—	(185,111)	(185,111)

Comprehensive loss									(186,462)

Balance at December 31, 2005	20	—	87,707	$9	$1,233,690	$(2,949)	$(1,707)	$(902,232)	$326,811
Common stock issued upon exercise of stock options	—	—	2,326	—	20,642	—	—	—	20,642
Stock based compensation	—	—	—	—	29,143	—	—	—	29,143
Compensation in connection with stock options granted to consultants	—	—	—	—	31	—	—	—	31
Conversion of Preferred Stock	(20)	—	1,023	—	—	—	—	—	—
Exercise of warrants	—	—	12	—	—	—	—	—	—
Transition adjustment upon adoption of SFAS No 123R	—	—		—	(2,949)	2,949	—	—	—
Shares issued for ESPP	—	—	109	—	1,617	—	—	—	1,617
Shares issued for retirement plans	—	—	103	—	1,808	—	—	—	1,808
Other comprehensive income	—	—	—	—	—	—	1,769	—	1,769
Net loss	—	—	—	—	—	—	—	(154,761)	(154,761)

Comprehensive loss									(152,992)

Balance at December 31, 2006	—	—	91,280	$9	$1,283,982	$—	$62	$(1,056,993)	$227,060

NEKTAR THERAPEUTICS

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

(in thousands)

	Preferred Shares		Common Shares		Capital In Excess of Par Value	Deferred Compensation	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount Paid In	Shares	Par Value
Common stock issued upon exercise of stock options	—	—	427	—	2,913	—	—	—	2,913
Stock based compensation	—	—	—	—	13,193	—	—	—	13,193
Shares issued for ESPP	—	—	99	—	867	—	—	—	867
Shares issued for retirement plans	—	—	161	—	1,584	—	—	—	1,584
Shares issued upon release of Restricted Share Units	—	—	334	—	2	—	—	—	2
Other comprehensive income	—	—	—	—	—	—	1,581	—	1,581
Net loss	—	—	—	—	—	—	—	(32,761)	(32,761)

Comprehensive loss									(31,180)

Balance at December 31, 2007	—	—	92,301	$9	$1,302,541	$—	$1,643	$(1,089,754)	$214,439

The accompanying notes are an integral part of these consolidated financial statements.

NEKTAR THERAPEUTICS

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2007	2006	2005
Cash flows provided by (used in) operating activities:
Net loss	$(32,761)	$(154,761)	$(185,111)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	29,028	33,509	25,311
Stock-based compensation	14,779	30,982	3,507
Impairment of long lived assets	28,396	9,410	65,340
Amortization of gain related to sale of building	(874)	(874)	(934)
Gain on disposal of investment	(860)	(2,252)	—
Loss on sale or disposal of assets	1,843	123	—
In process research and development	—	—	7,859
Loss on termination of capital lease	—	—	1,136
Loss on extinguishment of debt	—	—	303
Changes in assets and liabilities:
Decrease (increase) in trade accounts receivable	24,318	(34,654)	2,468
Decrease (increase) in inventories	1,503	3,971	(7,420)
Decrease (increase) in other assets	7,443	1,095	(3,542)
Increase (decrease) in accounts payable	(3,147)	(8,926)	9,009
Increase (decrease) in accrued compensation	986	3,581	1,756
Increase (decrease) in accrued expenses	36,151	5,503	4,823
Increase (decrease) in interest payable	(1,176)	23	1,781
Increase (decrease) in deferred revenue	40,863	16,245	(7,174)
Increase (decrease) in other liabilities	(190)	4,310	2,890

Net cash provided by (used in) operating activities	$146,302	$(92,715)	$(77,998)

Cash flows from investing activities:
Purchases of property and equipment	(32,796)	(22,524)	(17,955)
Purchases of investments	(593,118)	(502,230)	(234,991)
Sales of investments	2,057	2,252	88,950
Maturities of investments	591,202	405,622	227,113
Business acquisition, net of cash acquired	—	—	(30,714)

Net cash provided by (used in) investing activities	$(32,655)	$(116,880)	$32,403

Cash flows from financing activities:
Issuance of common stock, net of issuance costs	3,780	22,259	42,424
Payments of loan and capital lease obligations	(2,895)	(10,488)	(2,517)
Repayments of convertible subordinated notes	(102,653)	—	(70,964)
Proceeds from convertible subordinated notes	—	—	305,645
Proceeds from capital lease financing	—	—	261

Net cash provided by (used in) financing activities	$(101,768)	$11,771	$274,849

Effect of exchange rates on cash and cash equivalents	654	311	(45)

Net increase (decrease) in cash and cash equivalents	$12,533	$(197,513)	$229,209
Cash and cash equivalents at beginning of year	63,760	261,273	32,064

Cash and cash equivalents at end of year	$76,293	$63,760	$261,273

Supplemental disclosure of cash flows information:
Cash paid for interest	$17,389	$17,751	$15,892
Cash paid for income taxes	$801	$—	$27

Supplemental schedule of non-cash investing and financing activities:
Property acquired through capital leases	$4,445	$—	$—
Deferred compensation related to the issuance of stock options	$—	$—	$2,039

The accompanying notes are an integral part of these consolidated financial statements.

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

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

Our consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting our consolidated financial results. Translation gains and losses are included in accumulated other comprehensive loss in the stockholders’ equity section of the balance sheet. To date, such cumulative translation adjustments have not been material to our consolidated financial position. Transaction gains and losses arising from activities in other than applicable functional currency are calculated using the average exchange rate for the applicable period and reported in net income as a non-operating item in each period. Aggregate gross foreign currency transaction gain (loss) recorded in net income for the years ended December 31, 2007, 2006, and 2005 were not material.

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

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued compensation and other accrued liabilities, approximate fair value because of their short term maturities.

Significant Concentrations

Our customers are primarily pharmaceutical and biotechnology companies that are located in the U.S. and Europe. Our accounts receivable balance contains billed and unbilled trade receivables from product sales and royalties and collaborative research agreements. We provide for an allowance for doubtful accounts by reserving

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

for specifically identified doubtful accounts. We generally do not require collateral from our customers. We perform a regular review of our customers’ payment histories and associated credit risk. We have not experienced significant credit losses from our accounts receivable or collaborative research agreements and none are expected. At December 31, 2007, three different customers represented 28%, 24%, and 22%, respectively, of our accounts receivable. At December 31, 2006, three different customers represented 56%, 15% and 14%, respectively, of our accounts receivable.

We are dependent on our partners and vendors to provide raw materials, drugs and devices of appropriate quality and reliability and to meet applicable regulatory requirements. Consequently, in the event that supplies are delayed or interrupted for any reason, our ability to develop and produce our products could be impaired, which could have a material adverse effect on our business, financial condition and results of operation.

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

Inventories

Inventories are computed on a first-in, first-out basis and stated net of reserves at the lower of cost or market. Supplies inventory related to research and development activities are expensed when purchased.

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

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we periodically review our property and equipment for recoverability whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Generally, an impairment loss would be recognized if the carrying amount of an asset exceeds the sum of the discounted cash flows expected to result from the use and eventual disposal of the asset. During the years ended December 31, 2007 and 2006, we recorded impairment losses for our Pfizer-related fixed assets and our Nektar UK fixed assets. Please refer to Note 14 of Notes to Consolidated Financial Statements for additional information on the impairment analysis performed.

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

Goodwill

Goodwill represents the excess of the price paid for another entity over the fair value of the assets acquired and liabilities assumed in a business combination. We account for our goodwill asset in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, and test for impairment as of October 1 each year, as well as at other times when impairment indicators exists or when events occur or circumstances change that would indicate the carrying amount may not be fully recoverable. For purposes of our annual impairment test, we have identified and assigned goodwill to two reporting units (as defined in SFAS No. 142) pulmonary technology and PEGylation technology. Goodwill is tested for impairment at the reporting unit level using a two-step approach. The first step is to compare the fair value of a reporting unit’s net assets, including assigned goodwill, to the book value of its net assets, including assigned goodwill. If the fair value of the reporting unit is greater than its net book value, the assigned goodwill is not considered impaired. If the fair value is less than the reporting unit’s net book value, we perform a second step to measure the amount of the impairment, if any. The second step would be to compare the book value of the reporting unit’s assigned goodwill to the implied fair value of the reporting unit’s goodwill. There were no indications of impairment at December 31, 2007 or December 31, 2006.

Other Intangible Assets

Other intangible assets include proprietary technology, intellectual property, and supplier and customer relationships acquired from third parties or in business combinations. In accordance with SFAS No. 142, Other intangible assets with a finite useful life are amortized ratably over their estimated useful lives, which we currently estimate to be a period of five years. Once an intangible asset is fully amortized, we remove the gross costs and accumulated amortization from our Consolidated Balance Sheets.

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

Revenue Recognition

We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (“SAB 104”) and Emerging Issues Task Force, Issue No. 00-21 (“EITF 00-21”), Revenue Arrangements with Multiple Deliverables.

Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable, and collection is reasonably assured. Allowances are established for estimated sales returns and uncollectible amounts.

Product Sales and Royalty Revenue

Product revenues from Exubera Inhalation Powder and Inhalers are primarily derived from the cost-plus manufacturing and supply agreement with Pfizer, which terminated on November 9, 2007. Prior to January 1, 2007, Exubera product revenues were recognized at the earlier of acceptance of products by Pfizer or sixty days from shipment and the related cost of goods sold were recorded as deferred revenue, net of the deferred costs. As of December 31, 2006, we deferred $5.2 million of Exubera gross margin, comprised of $23.1 million in deferred product revenue and $17.9 million of deferred costs. On January 1, 2007, we began recognizing Exubera revenue upon shipment of product and estimating product warranty returns. During the year ended December 31, 2007,

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

we recognized the Exubera product revenue and costs deferred at December 31, 2006, as well as product revenues through the termination of our agreement with Pfizer on November 9, 2007.

Product revenues from our PEGylation technology platform are primarily derived from cost-plus manufacturing and supply agreements with customers in our industry, and are recognized in accordance with the terms of the related contract. We have not experienced any significant returns from our customers.

Generally, we are entitled to royalties from our customers based on their net sales. We recognize royalty revenue when the cash is received or when the royalty amount to be received is estimable and collection is reasonably assured. Royalties from the sale of Exubera inhalation powder and Exubera Inhalers were insignificant during the years ended December 31, 2007 and 2006.

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

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

Shipping and Handling Costs

We record costs related to shipping and handling of product to customers in cost of goods sold.

Stock-Based Compensation

Stock-based compensation arrangements covered by SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”) currently include stock option grants and restricted stock unit (“RSU”) awards under our option plans and purchases of common stock by our employees at a discount to the market price under our Employee Stock Purchase Plan (“ESPP”). Under SFAS No. 123R, the value of the portion of the option or award that is ultimately expected to vest is recognized as expense on a straight line basis over the requisite service periods in our Consolidated Statements of Operations. Stock-based compensation expense for purchases under the ESPP are recognized based on the estimated fair value of the common stock during each offering period and the percentage of the purchase discount.

Prior to January 1, 2006, we accounted for stock-based employee compensation plans using the intrinsic value method of accounting in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations. Under the provisions of APB No. 25, no compensation expense was recognized with respect to employee purchases of our common stock under the ESPP or when stock options were granted with exercise prices equal to or greater than market value on the date of grant. However, for stock-based awards issued below the market price of our common stock on the grant date, we were required to record deferred compensation for this intrinsic value and expense this value ratably over the underlying vesting period.

Effective January 1, 2006, we adopted the fair value method of accounting for stock-based compensation arrangements in accordance with SFAS No. 123R using the modified prospective method of transition. Under the modified prospective method of transition, we are not required to restate our prior period financial statements to reflect expensing of stock-based compensation under SFAS No. 123R. Therefore, the results for the years ended December 31, 2007 and 2006 are not directly comparable to the year ended December 31, 2005.

We use the Black-Scholes option valuation model adjusted for the estimated historical forfeiture rate for the respective grant to determine the estimated fair value of our stock-based compensation arrangements on the date of grant (“grant date fair value”) and expense this value ratably over the service period of the option or performance period of the RSU award. We have separated the employee population into two groups for valuation purposes, including forfeiture rates: (1) executive management and board members (executives) and (2) all other employees. Expense amounts are allocated among inventory, cost of revenue, research and development expenses, and general and administrative expenses based on the function of the applicable employee. The Black-Scholes option pricing model requires the input of highly subjective assumptions. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models may not provide a reliable single measure of the fair value of our employee stock options or common stock purchased under the ESPP. In addition, management will continue to assess the assumptions and methodologies used to calculate estimated fair value of stock-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies, and which could materially impact our fair value determination.

Research and Development Expense

Research and development costs are expensed as incurred and include salaries, benefits and other operating costs such as outside services, supplies and allocated overhead costs. We perform research and development for

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

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

Net Loss Per Share

Basic net loss per share is calculated based on the weighted-average number of common shares outstanding during the periods presented. For all periods presented in the Consolidated Statements of Operations, the net loss available to common stockholders is equal to the reported net loss. Basic and diluted net loss per share are the same due to our historical net losses and the requirement to exclude potentially dilutive securities which would have an anti-dilutive effect on net loss per share. The weighted average of these potentially dilutive securities has been excluded from the diluted net loss per share calculation and is as follows (in thousands):

	December 31,
	2007	2006	2005
Convertible subordinated notes	15,781	16,896	5,989
Stock options and restricted stock units	11,529	9,138	8,351
Warrants	—	13	20
Convertible preferred stock	—	—	1,023

Total	27,310	26,047	15,383

Income Taxes

We account for income taxes under the liability method in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), and FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain.

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

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

We have incurred net operating losses since inception and we do not have any significant unrecognized tax benefits. Our policy is to include interest and penalties related to unrecognized tax benefits, if any, within the provision for taxes in the consolidated statements of operations. If we are eventually able to recognize our uncertain positions, our effective tax rate would be reduced. We currently have a full valuation allowance against our net deferred tax asset which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future. Any adjustments to our uncertain tax positions would result in an adjustment of our net operating loss or tax credit carry forwards rather than resulting in a cash outlay.

We file income tax returns in the U.S., California and other states, and various foreign jurisdictions. We are currently not the subject of any income tax examinations. In general, the earliest open year subject to examination is 2002, although depending upon jurisdiction, tax years may remain open, subject to certain limitations.

Recent Accounting Pronouncements

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarch used to classify the source of the in formation. This statement is effective beginning in October 2008. We are evaluating whether adoption of this statement will result in a change to our fair value measurements.

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits companies to choose to measure certain financial instruments and other items at fair value. The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option. This statement is effective beginning in January 2008. We are evaluating whether adoption of this statement will result in a change to our fair value measurements.

EITF 07-03

In June 2007, the Emerging Issues Task Force (“EITF”) issued EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services for Use in Future Research and Development Activities, which provides guidance on the accounting for certain nonrefundable advance payments for goods or services that will

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

be used or rendered for future research and development activities. This issue is effective prospectively for fiscal years beginning after December 15, 2007. We do not expect that the adoption of EITF 07-03 will have a material impact on our financial position or results of operations.

Note 2—Cash and Cash Equivalents and available-for-sale investments

Cash, cash equivalents and available-for-sale investments are as follows (in thousands):

	Estimated Fair Value at December 31,
	2007	2006
Cash and cash equivalents	$76,293	$63,760
Short-term investments (less than one year to maturity)	406,060	394,880
Long-term investments (one to two years to maturity)	—	8,337

Total cash and available-for-sale investments	$482,353	$466,977

Our portfolio of cash and available-for-sale investments includes (in thousands):

	Estimated Fair Value at December 31,
	2007	2006
U.S. corporate commercial paper	$293,866	$234,512
Obligations of U.S. corporations	100,727	151,288
Obligations of U.S. government agencies	37,333	27,372
Repurchase agreements	—	33,948
Cash and other debt securities	50,427	19,857

Total cash and available-for-sale investments	$482,353	$466,977

At December 31, 2007, the average portfolio duration was approximately four months and the contractual maturity of any single investment did not exceed twelve months. At December 31, 2006, the average portfolio duration was approximately four months and the contractual maturity of any single investment did not exceed twenty-four months.

Gross unrealized gains on the portfolio were $0.5 million and nil as of December 31, 2007 and 2006, respectively. Gross unrealized losses on the portfolio were $0.1 million and $0.5 million as of December 31, 2007 and 2006, respectively. We have a history of holding our investments to maturity. The gross unrealized losses were primarily due to changes in interest rates on fixed income securities. Additionally, we have the ability and intent to hold our debt securities to maturity when they will be redeemed at full par value. Accordingly, management considers these unrealized losses to be temporary and has not recorded a provision for impairment.

At December 31, 2007 and 2006, we had letter of credit arrangements with certain financial institutions and vendors, including our landlord, totaling $2.8 million and $2.6 million, respectively. These letters of credit are secured by investments in similar amounts.

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

Note 3—Inventory

Inventory consists of the following (in thousands):

	December 31,
	2007	2006
Raw material	$9,522	$8,609
Work-in-process	1,749	4,736
Finished goods	916	1,311

Total	$12,187	$14,656

Inventory consists of raw materials, work-in-process and finished goods for our commercial PEGylation business. At December 31, 2007, we did not hold any Exubera-related inventory.

Reserves are determined using specific identification plus an estimated reserve for potential defective or excess inventory based on historical experience or projected usage. Inventories are reflected net of reserves of $5.8 million and $4.2 million as of December 31, 2007 and 2006, respectively.

Note 4—Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2007	2006
Building and leasehold improvements	$114,210	$118,574
Laboratory equipment	48,425	43,066
Manufacturing equipment	18,493	23,406
Assets at contract manufacturer locations .	—	25,886
Furniture, fixtures and other equipment	21,169	20,970
Construction-in-progress	18,374	8,508

Property and equipment at cost	$220,671	$240,410
Less: accumulated depreciation	(106,251)	(106,598)

Property and equipment, net	$114,420	$133,812

Building and leasehold improvements include our commercial manufacturing, clinical manufacturing, research and development and administrative facilities and the related improvements to these facilities. Laboratory and manufacturing equipment includes assets that support both our manufacturing and research and development efforts. Assets at contract manufacturer locations included automated assembly line equipment used in the manufacture of the Exubera inhaler device at December 31, 2006. Construction-in-progress includes assets being built to enhance our manufacturing and research and development programs.

Depreciation expense, including depreciation of assets acquired through capital leases, for the years ended December 31, 2007, 2006, and 2005 was $25.9 million, $26.8 million, and $19.2 million, respectively.

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we periodically review our Property and equipment for recoverability whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In December 2007, we evaluated our Exubera-related

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

assets for impairment after the termination of our collaborative development and license agreements with Pfizer on November 9, 2007 and recorded an impairment charge of $28.4 million in December 2007. During the year ended December 31, 2006, we commenced with plans to wind-down our Bradford, UK operations and accelerated $1.2 million of remaining depreciation in June 2006. Additionally, we determined that one of our construction-in-progress assets would not be completed and recorded an impairment charge of $2.8 million in December 2006. In December 2005, we determined the fair value of our Bradford, UK operations’ was below the carrying value and recorded an impairment charge of $5.7 million related to the property and equipment at Bradford. Please refer to Note 14 of Notes to Consolidated Financial Statements for additional information related to Impairment of Long Lived Assets.

Note 5—Goodwill and Other Intangible Assets

Goodwill

As of December 31, 2007 and 2006, the carrying value of our goodwill is $78.4 million, of which $69.0 million is assigned to our PEGylation technology reporting unit and $9.4 million is assigned to our pulmonary technology reporting unit.

In the fourth quarters of 2007 and 2006, we performed our annual impairment tests of goodwill and determined that goodwill is not impaired because the fair value, based on the estimated future discounted cash flows, exceeds the carrying value of the reporting units’ assets, including assigned goodwill.

In December 2005, we recorded an impairment charge of $59.6 million related to the goodwill assigned to the super critical fluids reporting unit in Bradford, UK. Please refer to Note 14 of Notes to the Consolidated Financial Statements for additional information.

Other Intangible Assets

The customer relationship intangible asset obtained from the acquisition of Aerogen, Inc. in October 2005 is as follows (in thousands):

	December 31,
	2007	2006
Gross carrying amount	$4,730	$4,730
Accumulated amortization	(2,050)	(1,104)

Other intangible asset, net	$2,680	$3,626

Amortization expense related to other intangible assets totaled $0.9 million, $4.3 million, and $4.9 million for the years ended December 31, 2007, 2006, and 2005, respectively. The estimated useful life is 5 years and future amortization expense is approximately $0.9 million per year until October 2010, when it will be fully amortized.

During the year ended December 31, 2006, we recorded an impairment charge of $5.5 million related to core technology intangible assets obtained as part of the Aerogen, Inc. acquisition in October 2005. Please refer to Note 14 of Notes to the Consolidated Financial Statements for additional information.

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

Note 6—Convertible Subordinated Notes

The outstanding balance of our convertible subordinated notes is as follows (in thousands):

	Semi-Annual Interest Payment Dates	December 31,
		2007	2006
5% Notes due February 2007	August 8, February 8	$—	$36,026
3.5% Notes due October 2007	April 17, October 17	—	66,627
3.25% Notes due September 2012	March 28, September 28	315,000	315,000

Total outstanding convertible subordinated notes		$315,000	$417,653
Less: current portion		—	(102,653)

Convertible subordinated notes		$315,000	$315,000

Our convertible subordinated notes are unsecured and subordinated in right of payment to any future senior debt. The carrying value approximates fair value for both periods presented. Costs related to the issuance of these convertible notes are recorded in other assets in our Consolidated Balance Sheets and are generally amortized to interest expense on a straight-line basis over the contractual life of the notes. The unamortized deferred financing costs were $5.1 million and $7.3 million as of December 31, 2007 and 2006, respectively.

Conversion and Redemption

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

Beginning on September 28, 2008, we may redeem the 3.25% Notes in whole or in part for cash at a redemption price equal to 100% of the principal amount of the Notes plus any accrued but unpaid interest if the closing price of the common stock has exceeded 150% of the conversion price for at least 20 days in any consecutive 30 day trading period.

The 3.5% and 5% Notes were repaid in full in 2007 and are, therefore, no longer subject to conversion or redemption.

Loss on Early Extinguishment of Convertible Subordinated Notes

In September 2005, we retired $25.4 million and $45.9 million aggregate principal amount of our outstanding 5% Notes and 3.5% Notes, respectively, in cash, in privately negotiated transactions. As a result of the transactions, we recognized losses related to the early extinguishment of approximately $0.3 million.

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

Note 7—Capital Leases

We lease office space and office equipment under capital lease arrangements. The gross carrying value by major asset class and accumulated depreciation as of December 31, 2007 and 2006 are as follows (in thousands):

	December 31,
	2007	2006
Building and leasehold improvements	$23,962	$21,449
Furniture, fixtures and other equipment	591	261
Construction in progress	1,602	—

Total assets recorded under capital leases	$26,155	$21,710
Less: accumulated depreciation	(6,124)	(4,173)

Net assets recorded under capital leases	$20,031	$17,537

Building Lease

We lease office space at 201 Industrial Road in San Carlos, California under capital lease arrangements. During the year ended December 31, 2007, we modified our existing lease agreement to increase our office space by 20,123 square feet of additional premises. We re-evaluated the lease as amended and continue to classify it as a capital lease.

Under the terms of the lease, the rent will escalate 2% in October of each year for the original leased premises and the rent will escalate 3% in November of each year for the additional leased premises. The lease termination date for the original and additional premises is October 5, 2016.

Office Equipment

In November 2007, we entered into a twelve-month lease with Cisco Systems Capital Corporation related to communication equipment. The lease agreement includes a $1 buy-out option at the end of the twelve-month term.

Future minimum payments for our capital leases at December 31, 2007 are as follows (in thousands):

Years ending December 31,
2008	$6,010
2009	4,717
2010	4,752
2011	4,907
2012	4,958
2013 and thereafter	19,489

Total minimum payments required	$44,833
Less: amount representing interest	(20,866)

Present value of future payments	$23,967
Less: current portion	(2,335)

Non-current portion	$21,632

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

Note 8—Litigation Settlement

On June 30, 2006, we, our subsidiary Nektar AL, and a former officer, Milton Harris, entered into a settlement agreement and general release with the University of Alabama Huntsville (UAH) related to an intellectual property dispute. Under the terms of the settlement agreement, we, Nektar AL, Mr. Harris and UAH agreed to full and complete satisfaction of all claims asserted in the litigation in exchange for $25.0 million in cash payments. We and Mr. Harris made an initial payment of $15.0 million on June 30, 2006, of which we paid $11.0 million and Mr. Harris paid $4.0 million. In June 2007, we made the first of ten annual $1.0 million installment payments. During the year ended December 31, 2006, we recorded a litigation settlement charge of $17.7 million, which reflects the net present value of the settlement payments using an 8% annual discount rate. As of December 31, 2007 and 2006, our accrued liability related to the UAH settlement was $6.5 million and $7.0 million, respectively.

Note 9—Commitments and Contingencies

Unconditional Purchase Obligations

As of December 31, 2007, we had approximately $19.3 million of unconditional purchase obligations for purchases of goods and services in 2008 that have not been recognized on our consolidated balance sheet. These obligations include approximately $10.7 million for research and development activities pertaining to our ongoing Phase 2 clinical trials of NKTR-102 and NKTR-118, $4.3 million for capital projects to enhance our manufacturing capabilities, research and development programs, and facilities, $2.2 million for PEGylation inventory purchases, and $2.1 million for partnered contract research programs.

Operating Leases

We lease certain facilities under arrangements expiring through June 2012. Certain of these lease arrangements contain escalation clauses. We recognize rent expense on a straight-line basis over the lease period. Rent expense for operating leases was approximately $4.3 million, $4.1 million, and $3.1 million for the years ended December 31, 2007, 2006, and 2005, respectively.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2007, are as follows (in thousands):

Years ending December 31,
2008	$3,704
2009	2,928
2010	2,836
2011	2,905
2012	1,452

Total minimum payments required	$13,825

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

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

In June 2007, we entered in a sub-lease of our Mountain View, California facility. During the year ending December 31, 2007, we recognized $0.5 million in sub-lease rental income. The sub-lease expires in February 2009, concurrent with the expiration of our lease agreement. As of December 31, 2007, future minimum rentals to be received under the sub-lease are $1.4 million in 2008 and $0.2 million in 2009.

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

Workers Compensation

We renewed our workers compensation insurance policy for the coverage period beginning November 1, 2006 as a fully funded policy under which all claims will be paid by the insurance carrier. In the prior policy period from November 1, 2005 through October 31, 2006 we were covered by a self funded policy under which the company was liable for all claims up to $250,000 per occurrence and to a maximum of $950,000. Historically, we have not incurred significant obligations under the self funded portion of our workers compensation policy and no significant liabilities have been recorded for workers compensation claims filed under the self funded policy on our Consolidated Balance Sheets as of December 31, 2007 or 2006.

Royalties

We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense, which is reflected in cost of goods sold in our Consolidated Statements of Operations, was approximately $3.9 million, $5.5 million, and $3.5 million for the years ended December 31, 2007, 2006, and 2005, respectively. The overall maximum amount of the obligations is based upon sales of the applicable product and cannot be reasonably estimated.

Collaboration Agreements for Pulmonary and PEGylation Technology

As part of our collaboration agreements with our partners for the license, development, manufacture and supply of products based on our pulmonary or PEGylation technology, we generally agree to defend, indemnify and hold harmless our partners from and against third party liabilities arising out of the agreement, including product liability (with respect to our activities) and infringement of intellectual property to the extent the intellectual property is developed by us or licensed to our partners. The term of these indemnification obligations is generally perpetual any time after execution of the agreement. There is no limitation on the potential amount of future payments we could be required to make under these indemnification obligations.

To date we have not incurred costs to defend lawsuits or settle claims related to these indemnification obligations. If any of our indemnification obligations is triggered, we may incur substantial liabilities. Because the obligated amount under these agreements is not explicitly stated, the overall maximum amount of the

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

obligations cannot be reasonably estimated. No liabilities have been recorded for these obligations on our Consolidated Balance Sheets as of December 31, 2007 or 2006.

Indemnification Underwriters and Initial purchasers of our Securities

In connection with our sale of equity and convertible debt securities, we have agreed to defend, indemnify and hold harmless our underwriters or initial purchasers, as applicable, as well as certain related parties from and against certain liabilities, including liabilities under the Securities Act of 1933, as amended. The term of these indemnification obligations is generally perpetual. There is no limitation on the potential amount of future payments we could be required to make under these indemnification obligations. We have never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. If any of our indemnification obligations are triggered, however, we may incur substantial liabilities. Because the obligated amount of this agreement is not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations in our Consolidated Balance Sheets as of December 31, 2007 or 2006.

Director and Officer Indemnifications

As permitted under Delaware law, and as set forth in our Certificate of Incorporation and our Bylaws, we indemnify our directors, executive officers, other officers, employees, and other agents for certain events or occurrences that arose while in such capacity. The maximum potential amount of future payments we could be required to make under this indemnification is unlimited; however, we have insurance policies that may limit our exposure and may enable us to recover a portion of any future amounts paid. Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits and other policy provisions, we believe any obligations under this indemnification are not material, other than an initial $500,000 per incident for SEC related claims and $250,000 per incident for non-SEC related claims retention deductible per our insurance policy. However, no assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case we may incur substantial liabilities as a result of these indemnification obligations. Because the obligated amount of this agreement is not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations in our Consolidated Balance Sheets as of December 31, 2007 or 2006.

Note 10—Stockholders’ Equity

Preferred Stock

We have authorized 10,000,000 shares of Preferred Stock, each share having a par value of $0.0001. 3,100,000 shares of Preferred Stock are designated Series A Junior Participating Preferred Stock (the “Series A Preferred Stock”). We had designated 40,000 shares of Preferred Stock as Series B Convertible Preferred Stock, however, on January 7, 2006 the remaining outstanding shares automatically converted to common stock. We have no preferred shares issued and outstanding as of December 31, 2007 or 2006.

Series A Preferred Stock

On June 1, 2001, the Board of Directors approved the adoption of a Share Purchase Rights Plan. Terms of the Rights Plan provide for a dividend distribution of one preferred share purchase right for each outstanding share of our Common Stock. The Rights have certain anti-takeover effects and will cause substantial dilution to a person or

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

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

The Rights are not exercisable until the Distribution Date (as defined in the Certificate of Designation for the Series A Preferred Stock). The Rights will expire on June 1, 2011, unless the Rights are earlier redeemed or exchanged by us. Each share of Series A Preferred Stock will be entitled to a minimum preferential quarterly dividend payment of $1.00, or if greater than $1.00, will be entitled to an aggregate dividend of 100 times the dividend declared per share of Common Stock. In the event of liquidation, the holders of the Series A Preferred Stock would be entitled to $100 per share or, if greater than $100, an aggregate payment equal to 100 times the payment made per share of Common Stock. Each share of Series A Preferred Stock will have 100 votes, voting together with the Common Stock. Finally, in the event of any merger, consolidation or other transaction in which our Common Stock is exchanged, each share of Series A Preferred Stock will be entitled to receive 100 times the amount of consideration received per share of Common Stock. Because of the nature of the Series A Preferred Stock dividend and liquidation rights, the value of one one-hundredth of a share of Series A Preferred Stock should approximate the value of one share of Common Stock. The Series A Preferred Stock would rank junior to any other future series of preferred stock. Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder, including, without limitation, the right to vote or to receive dividends.

Issuance of Common Stock

On August 15, 2005, we entered into a Common Stock Purchase Agreement with Mainfield Enterprises Inc. pursuant to which we sold approximately 1,900,000 shares of our common stock at an average price of $16.93 per common share for proceeds of approximately $31.6 million, net of issuance costs.

Stock Option Plans

The following table summarizes information with respect to shares of our common stock that may be issued under our existing equity compensation plans as of December 31, 2007 (share number in thousands):

Plan Category	Number of securities to be issued upon exercise of outstanding options (a) (1)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders (2)	6,014	$15.37	5,340
Equity compensation plans not approved by security holders	6,894	$15.67	1,923

Total	12,908	$15.63	7,263

(1)	Does not include options to purchase 3,200 shares assumed in connection with the acquisition of Bradford Particle Design Ltd (with a weighted-average exercise price of $7.00 per share) and options to purchase 36,324 shares we assumed in connection with the acquisition of Shearwater Corporation (with a weighted-average exercise price of $0.03 per share).

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

(2)	Includes 217,838 shares of common stock available for future issuance under our ESPP as of December 31, 2007.

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

The maximum term of a stock option under the 2000 Equity Incentive Plan is eight years, but if the optionee at the time of grant has voting power of more than 10% of our outstanding capital stock, the maximum term of an incentive stock option is five years. The exercise price of incentive stock options granted under the 2000 Equity Incentive Plan must be at least equal to 100% (or 110% with respect to holders of more than 10% of the voting power of our outstanding capital stock) of the fair market value of the stock subject to the option on the date of the grant. The exercise price of non-qualified stock options and the purchase price of rights to acquire restricted stock and restricted stock units granted under the 2000 Equity Incentive Plan are determined by the Board of Directors.

The Board may amend the 2000 Equity Incentive Plan at any time, although certain amendments would require stockholder approval. The 2000 Equity Incentive Plan will terminate on February 9, 2010, unless earlier terminated by the Board. On June 1, 2006, our stockholders approved an amendment to the 2000 Equity Incentive Plan to increase the number of shares of Common Stock authorized for issuance under the Purchase Plan to a total of 18,250,000 shares.

2000 Non-Officer Equity Incentive Plan

Our 1998 Non-Officer Equity Incentive Plan was adopted by the Board of Directors on August 18, 1998, and was amended and restated in its entirety and renamed the “2000 Non-officer Equity Incentive Plan” on June 6, 2000 (the “2000 Plan”). The purpose of the 2000 Plan is to attract and retain qualified personnel, to provide additional incentives to employees and consultants and to promote the success of our business. Pursuant to the 2000 plan, we may grant or issue non-qualified stock options, rights to acquire restricted stock and stock bonuses to employees and consultants who are neither Officers nor Directors of Nektar. The maximum term of a stock option under the 2000 Plan is eight years. The exercise price of stock options and the purchase price of restricted stock granted under the 2000 Plan are determined by the Board of Directors.

Non-Employee Directors’ Stock Option Plan

On February 10, 1994, our Board of Directors adopted the Non-Employee Directors’ Stock Option Plan under which options to purchase up to 400,000 shares of our Common Stock at the then fair market value may be granted to our non-employee directors. There are no remaining options available for grant under this plan as of December 31, 2007.

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

Restricted Stock Units

During the years ended December 31, 2007, 2006, and 2005, we issued Restricted Stock Units (“RSUs”) to certain officers, non-employees, directors, employees and consultants. RSUs are similar to restricted stock in that they are issued for no consideration; however, the holder generally is not entitled to the underlying shares of common stock until the RSU vests. Also, because the RSUs are issued for $0.01, the grant-date fair value of the award is equal to its intrinsic value on the date of grant. The RSUs were issued under both the 2000 Equity Incentive Plan and the 2000 Non-Officer Equity Incentive Plan and are settled by delivery of shares of our common stock on or shortly after the date the awards vest.

We issued approximately 345,000, 1,089,000, and 112,000 RSUs during the years ended December 31, 2007, 2006, and 2005. Approximately 1,010,000 of the RSUs issued in 2006 vest upon the achievement of three performance-based milestones. During the year ended December 31, 2007, one of the performance based milestones was achieved and 174,035 shares vested and were released. The RSUs issued in 2007 and 2005 are service based awards and vest based on the passage of time. Beginning with shares granted in the year ended December 31, 2005, each RSU depletes the pool of options available for grant by a ratio of 1:1.5.

Warrants

In November 1996, we issued warrants to purchase a total of 40,000 shares of common stock in connection with a tenant improvement loan for one of our facilities. The warrants had an exercise price of $6.56 per share and expired after ten years. The warrants allowed for net share settlement at the option of the warrant holder and were accounted for as equity in accordance with EITF Issue No. 96-18 (“EITF 96-18”) Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The warrants were valued using a Black-Scholes option valuation model with the following weighted-average assumptions: risk free interest rate of 6.4%; dividend yield of 0.0%; volatility factor of 62%; and a weighted average expected life of ten years. In November 2004, one of the warrants representing 20,000 shares of common stock was exercised in the form of a net share settlement for 11,775 shares of common stock. In August 2006, the remaining warrant representing 20,000 shares of common stock was exercised in the form of a net share settlement for 12,087 shares of common stock. Expense related to these warrants was insignificant for the years ended December 31, 2007, 2006, and 2005.

In September 2000, we issued warrants to purchase 10,000 shares of common stock to the landlord of one of our facilities in connection with the signing of a capital lease on that facility. In November 2000, we issued warrants to certain consultants to purchase an additional 6,000 shares of common stock. These warrants were accounted for as equity in accordance with EITF 96-18 and were valued using a Black-Scholes option valuation model with the following weighted-average assumptions: a risk free interest rate of 6.4%; a dividend yield of 0.0%; a volatility factor of 68.8%; and a weighted average expected life of ten years. Both warrants had an exercise price of $45.88 per share with a six year life, and both expired unexercised in September and November 2006, respectively. No warrants to purchase common shares were outstanding at December 31, 2007 or 2006. Expense related to these warrants was insignificant for the years ended December 31, 2007, 2006, and 2005.

Employee Stock Purchase Plan

In February 1994, our Board of Directors adopted the Employee Stock Purchase Plan (“ESPP”), pursuant to section 423(b) of the Internal Revenue Code of 1986. Under the ESPP, 800,000 shares of common stock have been authorized for issuance. The terms of the ESPP provide eligible employees with the opportunity to acquire

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

an ownership interest in Nektar through participation in a program of periodic payroll deductions for the purchase of our common stock. Employees may elect to enroll or re-enroll in the plan on a semi-annual basis. Stock is purchased at 85% of the lower of the closing price on the first day of the enrollment period or the last day of the enrollment period.

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

We issued approximately 161,000 shares, 103,000 shares, and 87,000 shares of our common stock valued at approximately $1.6 million, $1.8 million, and $1.4 million in connection with the match in 2007, 2006, and 2005, respectively. During part of 2007, shares reserved for issuance related to matching contributions that had been previously been approved by our Board of Directors became fully depleted. During the year ended December 31, 2007, our Board of Directors approved an additional 300,000 shares to be reserved for issuance related to matching contributions.

An amendment was made to the current 401(k) plan, effective January 1, 2008, to provide each eligible participant with a base matching contribution of $1,000 and up to an additional $2,000 in matching cash contributions (for a maximum aggregate of $3,000). The additional matching contribution accrues to the participant on a $1 for $1 basis based upon each participant’s annual contribution to the 401(k) plan. If the participant commences employment during the calendar year, the base matching contribution will be pro-rated based on the number of calendar quarters the participant is employed.

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

Under the CIC Plan, in the event of a change of control of the Company and a subsequent termination of employment initiated by the Company or a successor company other than for Cause or initiated by the employee for a Good Reason Resignation (as hereinafter defined) in each case within twelve months following a change of control transaction, (i) the Chief Executive Officer would be entitled to receive cash severance pay equal to 24 months base salary plus annual target incentive pay, the extension of employee benefits over this severance period and the full acceleration of unvested outstanding equity awards, and (ii) the Chief Scientific Officer, Senior Vice Presidents and Vice Presidents (including Principal Fellows) would each be entitled to receive cash severance pay equal to twelve months base salary plus annual target incentive pay, the extension of employee

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

benefits over this severance period and the full acceleration of unvested outstanding equity awards. In the event of a change of control of the Company and a subsequent termination of employment initiated by the Company or a successor company other than for Cause (as hereinafter defined) within twelve months following a change of control transaction, all other employees would each be entitled to receive cash severance pay equal to 6 months base salary plus annual target incentive pay, the extension of employee benefits over this severance period and the full acceleration of each such employee’s unvested outstanding equity awards.

On December 6, 2006, the Board of Directors approved an amendment to all outstanding stock awards held by non-employee directors to provide for full acceleration of vesting in the event of a change of control transaction.

Reserved Shares

At December 31, 2007, we have reserved shares of common stock for issuance as follows (in thousands):

Convertible subordinated notes	14,639
Stock options and Restricted Stock Units	15,575
ESPP	218
401(k) retirement plans	220

Total	30,652

Note 11—Comprehensive Loss

Comprehensive loss is comprised of net loss and accumulated other comprehensive income (loss) and includes the following components (in thousands):

	Years ended December 31,
	2007	2006	2005
Net loss, as reported	$(32,761)	$(154,761)	$(185,111)
Change in net unrealized gains (losses) on available-for-sale securities	927	1,458	(101)
Translation adjustment	654	311	(1,250)

Total comprehensive loss	$(31,180)	$(152,992)	$(186,462)

The components of accumulated other comprehensive loss are as follows (in thousands):

	December 31,
	2007	2006
Unrealized gain (loss) on available-for-sale securities	$428	$(499)
Translation adjustment	1,215	561

Total accumulated other comprehensive income	$1,643	$62

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

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

		Years ended December 31,
Partner	Molecule	2007	2006	2005
Pfizer Inc	Exubera® (insulin human [rDNA origin]) Inhalation Powder, next-generation inhaled insulin,	$43,714	$25,815	$64,091
Novartis Pharma AG	Tobramycin inhalation powder (TIP)	17,036	8,516	4,831
Bayer AG	NKTR-061, Ciprofloxacin Inhalation Powder (CIP)	9,422	4,885	4,074
Baxter Healthcare SA	Poly(ethylene) glycol reagent	3,127	3,965	310
Solvay Pharmaceuticals, Inc.	Pulmonary dronabinol (Dronabinol metered dose inhaler)	2,022	1,002	2,756
Zelos Therapeutics Inc.	Pulmonary Ostabolin-C	1,748	5,962	3,487
Other		8,856	6,158	2,053

Contract research revenue		$85,925	$56,303	$81,602

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

Pfizer Inc.

We were a party to collaboration agreements with Pfizer related to the development of Exubera and the next-generation inhaled insulin (“NGI”) that terminated on November 9, 2007. Under the terms of the collaboration agreements, we received contract research and development revenue as well as milestone and up-front fees related to the Exubera Inhalation Powder, Exubera Inhalers and NGI. In the first half of 2007, we received $24.7 million in non-refundable payments from Pfizer in connection with NGI, which was accounted for as deferred up-front fees and began amortization over 8 years, the expected life of the agreement. The unamortized balance of the deferred up-front fees as of September 30, 2007, approximately $23.2 million, was recognized as revenue during the fourth quarter of 2007 as a result of the termination of the Pfizer Agreements as no further delivery obligations exist under the arrangement.

Please refer to Note 13 of Notes to Consolidated Financials for further information on the termination of our collaborative agreements with Pfizer Inc.

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

Novartis Pharma AG

We are party to a collaboration agreement with Novartis Pharma AG to develop a dry powder inhaled formulation of tobramycin for the treatment of Pseudomonas aeruginosa in cystic fibrosis patients and to explore the development of other inhaled antibiotics using our pulmonary technology. We will receive research and development funding and may receive milestone payments as the program progresses through further clinical testing, and may receive royalty payments on product sales and manufacturing revenues if the product is commercialized.

Bayer AG

On August 1, 2007, we entered into a co-development, license and co-promotion agreement with Bayer AG with regard to the further development and commercialization of NKTR-061, a product candidate based on our pulmonary technology with the potential to deliver a specially-formulated amikacin, an aminoglycoside antibiotic, for inhalation deep into the lung for the adjunctive treatment of Gram-negative pneumonias. Under the collaboration, we are entitled to receive research and development milestone payments, royalty payments and/or profit-sharing on product sales, and sales milestones if the product candidate is approved and successfully commercialized.

We are also a party to a collaboration agreement with Bayer AG to develop an inhaleable powder formulation of a novel form of Ciprofloxacin (Cipro) to treat chronic lung infections caused by Pseudomonas aeruginosa in cystic fibrosis patients. Under the terms of the collaboration, Nektar is responsible for formulation of the dry powder drug and development of the inhalation system, as well as clinical and commercial manufacturing of the drug formulation and device combination. Bayer is responsible for the clinical development and worldwide commercialization of the system. We will receive research and development funding and may receive milestone payments as the program progresses through further clinical testing, and may receive royalty payments on product sales and manufacturing revenues if the product is commercialized.

Baxter Healthcare SA and Baxter Healthcare Corp.

We are party to a collaboration agreement with Baxter Healthcare SA and Baxter Healthcare Corp., to develop product candidates to extend the half-life of Hemophilia A and B proteins using our PEGylation technology. On December 17, 2007, we expanded our agreement with Baxter to include the license of our PEGylation intellectual technology and proprietary PEGylation methods with the potential to improve the half-life of Baxter’s proprietary treatments for Hemophilia B. These PEGylated hemophilia product candidates are in pre-clinical development. We are entitled to receive research and development funding, milestone payments, as well as royalty payments on product sales if the product candidate is successfully approved and commercialized. Nektar will supply, and will receive manufacturing revenues for, the PEG reagents used in the products for preclinical, clinical and commercial purposes.

Solvay Pharmaceuticals, Inc.

We are party to a collaboration agreement with Unimed Pharmaceuticals, Inc., a wholly owned subsidiary of Solvay Pharmaceuticals, Inc., to develop a formulation of dronabinol (synthetic delta-9-tetrahydrocannabinol) to be delivered using a metered dose inhaler. The product is under development for multiple indications. Dronabinol is the active ingredient in Unimed’s MARINOL® capsules, which are approved in the U.S. for multiple indications. Solvay initiated Phase 2 trials for pulmonary dronabinol in 2005 for the treatment of migraines with and without aura. We may receive research and development funding, milestone payments as the program progresses through further clinical testing, and may receive royalty payments on product sales and manufacturing revenues if the product is commercialized.

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

Zelos Therapeutics Inc.

We are party to a collaboration to develop an inhaleable powder form of Zelos Therapeutics’ parathyroid hormone (PTH) analogue, called Ostabolin-CTM. Under the terms of the agreement, Nektar is responsible for development of the formulated dry powder drug and inhalation system, as well as clinical and commercial manufacturing of the drug formulation and device combination. Zelos is responsible for supply of the active pharmaceutical ingredient or API, clinical development and commercialization. We receive research and development funding, milestone payments as the program progresses through further clinical testing, and may receive royalty payments on product sales and manufacturing revenues if the product is commercialized. In December 2007, Zelos provided notification of termination of our collaborative development and license agreement. The agreement will terminate 180 days following the date of the notification or on June 28, 2008.

Note 13—Gain on Termination of Collaborative Agreements, net

During the year ended December 31, 2007, our gain on termination of collaborative agreements, net line of our Consolidated Statements of Operations is comprised of the following (in thousands):

Year ended December 31, 2007
Pfizer termination settlement payment received	$135,000
Exubera Inhaler Manufacturing and Supply Agreement Termination
Tech Group	(13,765)
Bespak	(18,598)

102,637
Settlement of assets and liabilities related to Pfizer	(23,459)

Gain on termination of collaborative agreements, net	$79,178

Refer to Note 14 of Notes to Consolidated Financial Statements for related impairment of long-lived assets associated with manufacturing and development of Exubera and NGI in 2007.

Pfizer Termination Agreement and Settlement

On October 18, 2007, Pfizer announced that it was exiting the Exubera business and gave notice of termination under our collaborative development and license agreements with Pfizer (the “Pfizer agreements”). On November 9, 2007, we entered into a termination agreement and mutual release with Pfizer. Under the termination agreement, we received a one-time payment of $135.0 million in November 2007 from Pfizer in satisfaction of all outstanding contractual obligations under our existing agreements relating to Exubera and NGI. Contractual obligations include unbilled product sales and contract research revenue through November 9, 2007, outstanding accounts receivable as of November 9, 2007, unrecovered capital costs at November 9, 2007, and contract termination costs.

We recognized Exubera and NGI related revenue from Pfizer for product sales, contract research, and upfront fees through the contract termination on November 9, 2007 totaling $182.4 million and $41.7 million during the year and quarter ended December 31, 2007, respectively. We will not receive any revenue from Pfizer related to Exubera or NGI in 2008.

We are currently seeking a new marketing and development partner for Exubera and NGI. Under the termination agreement, if a new partner for Exubera and/or NGI is identified subject to certain terms, conditions, and limitations, Pfizer has agreed to transfer all of its remaining rights in Exubera and NGI to the new partner without additional consideration except for reimbursement of incremental costs actually incurred by Pfizer.

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

Termination of Exubera InhalerManufacturing and Supply Agreement

We were a party to the manufacturing and supply agreement (the “Exubera Inhaler MSA”) with Tech Group North America, Inc. and Bespak Europe Ltd. related to the manufacture and supply of Exubera inhalers. As a result of the Pfizer termination described above, management concluded no further orders for supply of Exubera inhalers were required from Tech Group or Bespak in the foreseeable future. Under the Exubera Inhaler MSA, we were required to provide 2008 production forecasts to Tech Group and Bespak in November 2007. Due to Pfizer’s termination of the Exubera program, we were unable to provide Exubera and Tech Group with future Exubera inhaler manufacturing commitments. In December 2007, we began discussions with Tech Group and Bespak to terminate the Exubera Inhaler MSA. As of December 31, 2007, due to Pfizer’s termination of the Exubera program and our inability to provide Bespak and Tech Group with future Exubera inhaler manufacturing commitments, we had a contractual liability for termination costs and expenses that would be incurred by Bespak and Tech Group.

On February 12, 2008, we entered into a Termination and 2008 Continuation Agreement (“TCA”) with Tech Group pursuant to which the Exubera Inhaler MSA was terminated in its entirety. We have recorded $13.8 million as termination liabilities under the terms of the TCA. These expenses were due and payable under the termination provision of the Exubera Inhaler MSA, which included reimbursement of inventory, inventory purchase commitments, unamortized depreciation on property and equipment, severance costs and operating lease commitments. In the event that we successfully identify a new Exubera commercialization partner and such partner does enter into an Exubera inhaler supply agreement with Tech Group, we would be relieved of our obligation to pay Tech Group up to $8.0 million of the recorded termination liability (subject to downward adjustment depending on the timing of any such agreement). Due to the uncertainty regarding the prospects of securing a new commercialization partner for Exubera and uncertainty over whether such partner will desire to enter into an Exubera inhaler manufacturing agreement with Tech Group, we believe that this amount is a contingent gain to be recorded when and if those events occur. Additionally, we agreed to compensate Tech Group to retain a limited number of core Exubera inhaler manufacturing personnel and its dedicated Exubera inhaler manufacturing facility for a limited period in 2008 as part of the TCA. These contractual fees are not included in the termination liability recorded during 2007 and will be expensed as incurred in 2008. This maintenance arrangement is designed to preserve Tech Group’s capability to provide future Exubera inhaler manufacturing in the event that we identify a commercialization partner for Exubera and such partner elects to enter into a manufacturing and supply agreement with Tech Group.

On February 14, 2008, we entered into a Termination and Mutual Release Agreement with Bespak pursuant to which the Exubera Inhaler MSA was terminated in its entirety and we agreed to pay Bespak £11.0 million or approximately $21.6 million, including $3.0 million in satisfaction of outstanding accounts payable and $18.6 million in termination costs and expenses that were due and payable under the termination provisions of the Exubera Inhaler MSA, which included reimbursement of inventory, inventory purchase commitments, unamortized depreciation on property and equipment, severance costs and operating lease commitments.

Within our Consolidated Balance Sheets, accrued expenses to contract manufacturers include the aggregate termination settlement obligation and amounts payable related to 2007 services provided.

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

Note 14—Impairment of Long-Lived Assets

During the years ended December 31, 2007, 2006, and 2005, we recorded the following charges in the Impairment of long lived assets line item of our Consolidated Statements of Operations (in thousands):

	Years ended December 31,
	2007	2006	2005
Exubera-related property and equipment:
Contract manufacturer locations	$16,297	$—	$—
Nektar location	12,099	—	—

	28,396	—	—
Bradford, UK Operations
Property and equipment	—	1,156	5,703
Goodwill	—	—	59,637

	—	1,156	65,340
Aerogen core-technology intangible assets	—	5,497	—
Construction in progress	—	2,757	—

Impairment of long lived assets	$28,396	$9,410	$65,340

Exubera-related Property and equipment

On November 9, 2007, we entered into a termination agreement and mutual release with Pfizer related to Exubera and NGI. We are currently engaged in discussions with potential partners regarding a collaboration for Exubera and/or NGI. However, there is still uncertainty regarding our ability to successfully conclude a new commercialization and development partnership for Exubera and/or NGI. There are challenges to establishing a new Exubera collaboration including, among others, supply chain continuity for the portions of the Exubera supply chain owned and operated by Pfizer, including raw insulin supply, blister filling, packaging, warehousing and distribution, and the ability of a potential new partner to obtain regulatory approval to market and sell Exubera and required regulatory qualification of certain segments of the Exubera supply chain. As a result, we performed an impairment analysis of the property and equipment that support Exubera commercial operations and NGI (“Exubera-related assets”), including machinery and equipment at our contract manufacturer locations and machinery, equipment, and leasehold improvements in San Carlos and determined the fair value based on a discounted cash flow model. Given that we have not finalized a collaboration agreement and uncertainties associated with future supply chain decisions exist, we concluded that the carrying value exceeded the estimated future cash flow. As a result, we recorded an impairment charge of $28.4 million for the Exubera-related assets during the three-month period ended December 31, 2007.

Bradford,UK operations

In December 2005, we were apprised of unfavorable results of clinical data related to programs from our super critical fluids business unit, located in Bradford, UK (“Bradford”), which provided an indication that the fair value of the respective business unit’s goodwill was below the carrying value. We performed an impairment analysis of goodwill and other long lived assets for Bradford and determined the fair value based on a discounted cash flow model was less than the carrying value. As a result, we recorded an impairment charge of $65.3 million related to Goodwill and Property and equipment.

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

In June 2006, we involuntarily terminated the majority of the personnel located in Bradford, commenced with plans to wind-down the location and its related operations, and reassessed the useful life of the remaining laboratory and office equipment. We determined that these assets could not be redeployed and had no future use. Due to our revised estimate of the useful life of these assets, we accelerated approximately $1.2 million of remaining depreciation in June 2006.

Construction in progress

In December 2006, we determined that one of our construction-in-progress assets would no longer be completed based on the contract renegotiation with one of our collaboration partners and we recorded an impairment loss for the costs incurred to date of $2.8 million.

Other Intangible Assets

As part of the October 2005 Aerogen acquisition, we also acquired $7.2 million in core technology intangible assets. In late December 2006, we entered into a non-binding letter of intent to sell our general purpose nebulizer device business. During the year ended December 31, 2006, we determined that the non-binding letter of intent to sell the nebulizer device business, the anticipated proceeds of such potential sale, and the historical losses of the nebulizer device business were indicators that this intangible asset did not have future value and recorded a $5.5 million charge. The management buy-out of the nebulizer device business was completed on November 30, 2007 for an upfront payment of $2.2 million and a net gain of $0.9 million. This management buy-out included a license and a transfer of certain of our non-essential general purpose nebulizer technology under limited terms of use and conditions designed to prevent future competition with our pulmonary liquid delivery programs such as NKTR-061 (inhaled amikacin). These terms and conditions included a limited field license to the general purpose nebulizer devices only and excluded any rights to directly or indirectly develop, market or distribute general purpose nebulizers as a component of a drug/device combination. In addition, any efficiency improvements to the general purpose nebulizer developed by the newly formed company are licensed back to us for addition to our pulmonary technology platform for no additional consideration.

Note 15—Workforce Reduction

As part of an overall effort to reduce ongoing operating costs and improve the organizational structure, efficiency and productivity of Nektar, on May 18, 2007, the Board of Directors approved a plan (the “2007 Plan”) to reduce our workforce by approximately 180 employees, or approximately 25 percent of our regular full-time employees. The total cost of implementing the 2007 Plan was approximately $8.4 million, comprised of cash payments for severance, medical insurance and outplacement services.

We notified the affected employees impacted by the 2007 Plan on May 23, 2007. The majority of the affected employees were terminated in May 2007, but certain employees were given termination dates longer than two months from the date of notification. As of December 31, 2007, the Plan has been completed and the remaining liabilities are related to post-employment medical insurance for employees impacted by the Plan.

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

For the year ended December 31, 2007, workforce reduction charges were recorded in our Consolidated Statements of Operations as follows (in thousands):

Year ended December 31, 2007
Cost of goods sold, net of change in inventory	$974
Research and development expense (1)	5,791
General and administrative expense	1,617

Total workforce reduction charges	$8,382

(1)	During the year ended December 31, 2007, workforce reduction charges recorded to research and development expense included $1.4 million of non-commercial operations, manufacturing, and quality and $4.4 million of research and development infrastructure support. No research and development programs were curtailed due to the workforce reduction.

The following table summarizes the liabilities included in accrued compensation in our Consolidated Balance Sheet in connection with the 2007 Plan during the year ended December 31, 2007:

(in thousands)
Balance at December 31, 2006	$—
Workforce reduction charges recorded	8,382
Workforce reduction payments	(7,802)

Balance at December 31, 2007	$580

Note 16—Stock-Based Compensation

We issue stock-based awards from three compensation plans, which are more fully described in Note 10—Stockholder’s Equity. Stock-based compensation cost is recorded in the following line items of our Consolidated Financial Statements:

	Year ended December 31,
	2007	2006
Cost of goods sold, net of change in inventory	$1,003	$1,614
Research and development	6,275	9,692
General and administrative	5,915	17,837

Total compensation cost for share-based arrangements	$13,193	$29,143

For the periods ended December 31, 2007 and 2006, we recorded approximately $0.5 million and $11.8 million, respectively, of stock-based compensation expense related to modifications of certain stock grants in connection with employment separation agreements. Generally, the modifications extended the optionee’s exercise period beyond the 90 day period after termination and accelerated a portion of the optionee’s unvested grants. In addition, during the year ended December 31, 2005, we recorded approximately $1.9 million of stock compensation expense pursuant to APB No. 25 related to RSUs that were granted at prices below the fair market value at the date of grant. Stock-based compensation charges are non-cash charges and as such have no impact on our financial position or reported cash flows.

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

Aggregate Unrecognized Stock-based Compensation Expense

As of December 31, 2007, total unrecognized compensation expense related to unvested stock-based compensation arrangements under the Options Plans is expected to be recognized over a weighted-average period of 2.2 years as follows (in thousands):

Fiscal Year	As of December 31, 2007
2008	$10,254
2009	$8,980
2010	$7,422
2011	$3,859
2012 and thereafter	$51

$30,566

Black-Scholes Assumptions

Upon adoption of SFAS No. 123R, we applied the guidance in Staff Accounting Bulletin No. 107 that permits the initial application of a “simplified” method based on the average of the vesting term and the term of the option. Previously, we calculated the estimated life based on the expectation that options would be exercised within five years on average. We based our estimate of expected volatility for options granted in 2007 and 2006 on the daily historical trading data of our common stock over the period equivalent to the expected term of the respective stock-based grant. Generally the stock-based grants have expected terms ranging from 30 months to 61 months. For the period ended December 31, 2007 and 2006, the annual forfeiture rate for executives and staff was estimated to be 4.7% and 7.4%, respectively, based on our qualitative and quantitative analysis of our historical forfeitures.

The following tables list the Black-Scholes assumptions used to calculate the fair value of employee stock options and ESPP purchases.

	Year ended December 31, 2007		Year ended December 31, 2006
	Employee Stock Options	ESPP	Employee Stock Options	ESPP
Average risk-free interest rate	4.2%	4.8%	4.8%	5.2%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility factor	53.3%	38.4%	63.1%	33.3%
Weighted average expected life	5.09 years	0.5 years	5.20 years	0.5 years

The grant date fair value of RSU awards is always equal to the intrinsic value of the award on the date of grant since the awards were issued for no consideration. The weighted average life of the 2007 and 2006 RSUs is estimated to be 1.2 years and 3.0 years, respectively.

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

Summary of Stock Option Activity

The table below presents a summary of stock option activity under the 2000 Equity Incentive Plan, the Non-Employee Directors’ Stock Option Plan and the 2000 Non-Officer Equity Incentive Plan (in thousands, except for price per share information):

	Options Outstanding		Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
	Number of Shares	Exercise Price Per Share
Balance at December 31, 2004	13,590	0.01-61.63	17.57	6.03	$79,055
Options granted	1,791	13.46-19.76	17.44
Options exercised	(1,014)	0.01-18.47	9.47		$8,198
Options forfeited & canceled	(1,114)	3.88-56.38	21.34

Balance at December 31, 2005	13,253	$0.01-61.63	$17.85	5.38	$37,678
Options granted	1,115	14.36-21.51	17.88
Options exercised	(2,160)	0.05-20.41	9.51		$18,651
Options forfeited & canceled	(1,501)	4.62-52.16	21.86

Balance at December 31, 2006	10,707	$0.01-61.63	$18.97	4.78	$15,348
Options granted	5,257	5.98-15.24	9.87
Options exercised	(429)	0.01-14.25	6.80		$1,770
Options forfeited & canceled	(3,323)	4.50-55.19	18.47

Balance at December 31, 2007	12,212		15.62	5.20	$643

Exercisable at December 31, 2007	7,023		19.15	3.64	$584
Exercisable at December 31, 2006	8,185		19.88	4.09	$12,229
Exercisable at December 31, 2005	9,468		19.08	4.69	$25,967

(1)	Aggregate Intrinsic Value represents the difference between the exercise price of the option and the closing market price of our common stock on the exercise date or December 31, as applicable.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2007, 2006, and 2005 was $5.11, $10.54, and $10.26, respectively. The estimated fair value of options that vested during the years ended December 31, 2007 and 2006 was $8.7 million and $12.0 million, respectively.

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

The following table provides information regarding our outstanding stock options as of December 31, 2007 (in thousands except for share information and contractual life):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Number	Weighted-Average Exercise Price Per Share
0.01-6.42	426,908	$5.21	5.58	307,952	$4.82
6.43-6.98	1,737,765	$6.97	7.92	27,870	$6.66
6.99-10.83	1,303,510	$8.49	6.45	593,580	$8.13
10.84-12.37	1,307,776	$11.44	7.04	291,346	$11.40
12.50-14.25	1,368,281	$13.60	3.22	1,142,468	$13.71
14.28-15.25	1,287,555	$14.65	5.38	547,577	$14.73
15.26-18.29	1,312,400	$16.83	4.47	996,841	$16.86
18.34-23.00	1,257,974	$19.68	5.31	905,339	$19.90
23.05-27.88	1,674,873	$27.74	2.59	1,674,873	$27.74
27.96-61.63	534,675	$36.75	2.80	534,675	$36.75

0.01-61.63	12,211,717	$15.62	5.20	7,022,521	$19.15

Summary of RSU Award Activity

During 2007, we issued 344,811 RSU awards, respectively to certain officers and employees on a time-based vesting schedule. Expense for these awards is recognized ratably over the underlying time-based vesting period and will settle by delivery of shares of our common stock on or shortly after the date the awards vest. The RSU awards become fully vested over a period of 12 to 48 months. We are expensing the grant date fair value of the awards ratably over the service period.

During 2006, we issued RSU awards totaling 1,088,300 shares of our common stock to certain employees and directors. The RSU awards are settled by delivery of shares of our common stock on or shortly after the date the awards vest. A significant portion of these awards vest based upon achieving three pre-determined performance milestones which were initially expected to occur over a period of 40 months. We are expensing the grant date fair value of the awards ratably over the expected performance period.

One of the three milestones was achieved during the three-month period ended June 30, 2007 and approximately 174,000 shares were vested and released. During 2007, we determined that the second milestone would not be met. As a result, we reversed all previously recorded compensation expense related to this performance milestone, approximately $2.8 million, in the third quarter of 2007. Based on our current product pipeline development efforts, we currently estimate that the achievement of the third performance milestone is probable by the end of the last quarter in 2010. If our actual experience in future periods differs from these current estimates, we may change our determination of the probability of achieving the performance milestone or the estimate of the period in which the milestone will be achieved.

In March 2005, we issued 112,000 RSU awards, respectively to certain officers and employees on a time-based vesting schedule. Expense for these awards is recognized ratably over the underlying time-based vesting period and will settle by delivery of shares of our common stock on or shortly after the date the awards vest. These RSU awards become fully vested over a period of 48 months. The intrinsic value of these awards was recorded as deferred compensation in the Statement of Stockholders’ Equity and totaled approximately

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

$2.0 million for the year ended December 31, 2005. Upon adoption of SFAS No. 123R, we reversed this unamortized value from stockholders’ equity, but continue to expense the remaining intrinsic value, which approximated the awards’ fair value on the original grant date, ratably over the underlying vesting period. In connection with these RSU awards, we recorded compensation expense of nil, $1.3 million, and $1.9 million for the years ended December 31, 2007, 2006, and 2005 respectively.

A summary of RSU activity is as follows (in thousands):

	Units Issued	Weighted-Average Remaining contractual Life (in years)	Weighted-Average Grant-Date Fair value(1)	Aggregate Intrinsic Value
Balance at January 1, 2005	206	1.52		$4,214
Granted	112		$18.30
Released	(34)			$518

Balance at December 31, 2005	284	1.14		$4,676
Granted	1,088		$19.55
Released	(178)			$3,184
Forfeited & Canceled	(110)

Balance at December 31, 2006	1,084	1.52		$16,479
Granted	345		$11.01
Released	(334)			$3,808
Forfeited & Canceled	(360)

Balance at December 31, 2007	735	2.03		$4,925

(1)	Fair value represents the difference between the exercise price of the award and the closing market price of our common stock on the release date or the year ended December 31, 2007 as applicable.

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

Under the modified prospective transition method outlined in SFAS No. 123R, we are not required to restate prior period financial statements to reflect expensing of stock-based compensation as if we had adopted SFAS No. 123R in prior periods. Therefore, the results for the year ended December 31, 2007 and 2006 are not directly comparable to the year ended December 31, 2005.

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

For purposes of the proforma net loss disclosure related to our employee stock options and ESPP purchases, we computed the estimated grant date fair values of the stock-based compensation using the Black-Scholes option valuation model based on the following assumptions:

December 31, 2005
Risk-free interest rate	4.0%
Dividend yield	0.0%
Volatility factor	0.710
Weighted average expected life	4.5 years

In the table below, we have presented proforma disclosures of our net loss and net loss per share for 2005 assuming the estimated fair value of the options granted prior to January 1, 2006 is amortized to expense over the option-vesting period.

Year ended December 31, 2005
Net loss, as reported	$(185,111)
Add: Stock-based employee compensation expense included in reported net loss	1,854
Less: Total stock-based employee compensation expense determined under fair value based method for all options and RSUs granted	(21,986)

Pro forma net loss	$(205,243)

Net loss per share:
Basic and diluted—as reported	$(2.15)
Basic and diluted—proforma	$(2.39)

Note 17—Income Taxes

For financial reporting purposes, “Loss before provision for income taxes,” includes the following components (in thousands):

	Years ended December 31,
	2007	2006	2005
Domestic	$(30,143)	$(147,059)	$(172,232)
Foreign	(1,309)	(6,874)	(13,016)

Total	$(31,452)	$(153,933)	$(185,248)

As of December 31, 2007, we had a net operating loss carryforward for federal income tax purposes of approximately $617.1 million, portions of which began to expire in 2007. We had a total state net operating loss carryforward of approximately $306.7 million, which will begin to expire in 2010. We had a foreign net operating loss carryforward of approximately $37.6 million. A substantial portion of the foreign net operating losses are UK losses which can be carried forward indefinitely.

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

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

The provision (benefit) for income taxes consists of the following (in thousands):

	Years ended December 31,
	2007	2006	2005
Current:
Federal	$194	$—	$—
State	782	6	(137)
Foreign	333	—	—

Total Current	1,309	6	(137)

Deferred:
Federal	—	—	—
State	—	822	—
Foreign	—	—	—

Total Deferred	—	822	—

Provision (Benefit) for income taxes	$1,309	$828	$(137)

Income tax provision (benefit) related to continuing operations differs from the amounts computed by applying the statutory income tax rate of 35% to pretax loss as follows (in thousands):

	Years ended December 31,
	2007	2006	2005
U.S. federal provision (benefit)
At statutory rate	$(10,998)	$(52,337)	$(62,984)
State taxes	782	6	(137)
Net operating losses not benefited	27,829	50,385	58,645
Previously unrecognized tax credits	(13,109)	—	—
Non-deductible employee compensation	210	2,138	—
Investment impairment and non-deductible amortization	—	636	1,667
Non-deductible in process research charge	—	—	2,672
Sale of Irish subsidiary	(3,604)	—	—
Other	199	—	—

Total	$1,309	$828	$(137)

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets for federal and state income taxes are as follows (in thousands):

	December 31,
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$254,419	$246, 812
Research and other credits	47,274	24,046
Capitalized research expenses	6,670	5,991
Deferred revenue	11,050	7,762
Depreciation	7,423	—
Reserve and accruals	24,495	25,543
Stock based compensation	16,375	11,901
Capital loss carryforward	3,918	—
Other	6,170	4,563

Deferred tax assets before valuation allowance	377,794	326,618
Valuation allowance for deferred tax assets	(375,318)	(322,508)

Total deferred tax assets	$2,476	$4,110

Deferred tax liabilities:
Depreciation	—	(2,715)
Acquisition related intangibles	(2,476)	(1,395)

Total deferred tax liabilities	$(2,476)	$(4,110)

Net deferred tax assets	$—	$—

Realization of our deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Because of our lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $52.8 million and $71.9 million during the years ended December 31, 2007 and 2006, respectively. The valuation allowance includes approximately $38.0 million and $35.1 million of benefit as of December 31, 2007 and 2006, respectively, related to employee stock option exercises that will be credited to additional paid in capital when realized. We have federal research credits of approximately $19.3 million, which will begin to expire in 2008 and state research credits of approximately $14.9 million which have no expiration date. We have federal orphan drug credits of $12.8 million which will expire in 2024.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes. This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition occurs when an enterprise concludes that a tax position, based on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement determines the amount of benefit that more-likely-than-not will be realized. De-recognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for de-recognition of tax positions, and it has expanded disclosure requirements.

As of December 31, 2007, we have $9.2 million of unrecognized tax benefits. We historically accrued for uncertain tax positions in deferred tax assets as we have been in a net operating loss position since inception and

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

any adjustments to our tax positions would result in an adjustment of our net operating loss or tax credit carry forwards rather than resulting in a cash outlay. If we are eventually able to recognize these uncertain positions, our effective tax rate would be reduced. We currently have a full valuation allowance against our net deferred tax asset which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future.

It is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next twelve months due to tax examination changes, settlement activities, expirations of statute of limitations, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities. We do not anticipate any significant changes to unrecognized tax benefits over the next 12 months.

Our policy is to include interest and penalties related to unrecognized tax benefits, if any, within the provision for taxes in the consolidated condensed statements of operations under the provisions of FIN 48. We have not accrued any amounts for the payment of interest and penalties relating to unrecognized tax benefits.

We file income tax returns in the U.S., as well as California, Alabama and various other foreign jurisdictions. We are currently not the subject of any income tax examinations. In general, the earliest open year subject to examination is 2004 for U.S. and Alabama and 2003 for California, although depending upon jurisdiction, tax years may remain open subject to limitations. We have evaluated the need for additional tax reserves for any audits as part of our FIN 48 adoption process.

We have the following activity relating to unrecognized tax benefits during the year-ended December 31, 2007:

2007
Balance at January 1, 2007	$7,176
Tax positions related to current year
Additions	2,046
Reductions	—
Settlements	—
Lapses in statute of limitations	—

Balance at December 31, 2007	$9,222

Note 18—Segment Reporting

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

Our revenue is derived primarily from clients in the pharmaceutical and biotechnology industries. Revenue from Pfizer Inc. represented 69%, 64%, and 64% of our revenue for the years ended December 31, 2007, 2006, and 2005, respectively. Due to the termination of our collaborative agreements with Pfizer, we do not expect to receive any revenue from Pfizer in 2008 related to Exubera or NGI. Please refer to Note 13 of Notes to Consolidated Financial Statements for additional information on the termination of our collaborative agreements.

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

Revenue by geographic area is based on the shipping locations of the customers. The following table sets forth revenue by geographic area (in thousands):

	Years ended December 31,
	2007	2006	2005
United States	$212,990	$182,959	$109,488
European countries	60,037	33,471	14,967
All other countries	—	1,288	1,824

Total Revenue	$273,027	$217,718	$126,279

At December 31, 2007, the net book value of property and equipment was $114.4 million. Approximately 98% of such assets were located in the United States. At December 31, 2006, the net book value of our property, plant and equipment was $133.8 million, and approximately 88% of such assets were located in the United States.

Note 19—Selected Quarterly Financial Data (Unaudited)

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

	Fiscal Year 2007				Fiscal Year 2006
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Product sales and royalty revenue	$71,355	$47,001	$35,697	$26,702	$11,151	$45,403	$41,451	$55,551
Contract research revenue	$11,997	$16,615	$18,824	$38,489	$16,063	$13,076	$15,111	$12,053
Exubera commercialization readiness revenue	$1,664	$2,301	$1,800	$582	$1,745	$1,744	$2,070	$2,300
Gross margin on product sales	$15,727	$8,626	$9,391	$9,315	$3,651	$9,219	$11,314	$15,451
Research and development expenses	$37,492	$41,000	$35,773	$39,310	$31,401	$39,454	$36,005	$42,521
General and administrative expenses	$16,735	$13,178	$12,426	$13,997	$20,373	$27,083	$13,422	$17,441
Litigation settlement	$—	$—	$—	$1,583	$—	$17,710	$—	$—
Impairment of long lived assets	$—	$—	$—	$28,396	$—	$1,156	$—	$8,254
Gain on termination of collaborative agreements, net	$—	$—	$—	$(79,178)	$—	$—	$—	$—
Operating income (loss)	$(25,969)	$(27,988)	$(19,572)	$37,381	$(33,174)	$(63,212)	$(22,682)	$(40,162)
Interest expense	$4,933	$4,702	$4,773	$4,230	$5,142	$4,938	$5,255	$5,458
Net income (loss)	$(25,673)	$(27,510)	$(18,620)	$39,042	$(33,471)	$(62,831)	$(19,604)	$(38,855)
Basic and diluted net income (loss) per share (1)(2)	$(0.28)	$(0.30)	$(0.20)	$0.42	$(0.38)	$(0.70)	$(0.22)	$(0.43)

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

(1)	Quarterly loss per share amounts may not total the year-to-date loss per share due to rounding.
(2)	During the fourth quarter of 2007, there were approximately 578 dilutive shares outstanding which did not change earnings per share.

Note 20—Subsequent Events (Unaudited)

Terre Haute, Indiana Manufacturing Facility

On January 30, 2008, we entered into a letter agreement with Pfizer to maintain a group of key Pfizer manufacturing personnel in Pfizer’s Terre Haute, Indiana Exubera manufacturing facility. We are reimbursing Pfizer for actual monthly incremental personnel costs incurred to maintain such personnel during this interim period.

Workforce Reduction

On February 8, 2008, Executive Management approved a plan to reduce our workforce by approximately 110 employees, or approximately 20 percent of our regular full-time employees. The plan is designed to streamline our operations, consolidate corporate functions, and strengthen decision-making and execution within the business units. In addition, as part of the plan, we have preserved the necessary technical and manufacturing personnel and capabilities to support our ongoing effort to forge a new partnership for our inhaled insulin programs.

We expect the total cost of the workforce reduction will total approximately $5.4 million, comprised of cash payments for severance, medical insurance, and outplacement services. The severance charge associated with this plan will be recorded as a one-time benefit arrangement in February 2008, except for certain employees with transition dates longer than 60 days. For these employees, the severance expense will be recorded ratably over the estimated transition period.

SCHEDULE II

NEKTAR THERAPEUTICS

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

YEARS ENDED DECEMBER 31, 2007, 2006, and 2005

Description	Balance at Beginning of Year	Charged to Costs and Expenses, Net of Reversals	Utilizations	Balance At End of Year
	(In thousands)
2007:
Allowance for doubtful accounts	$357	$(16)	$(308)	$33
Allowance for inventory reserves	$4,160	$4,670	$(3,058)	$5,772

2006:
Allowance for doubtful accounts	$70	$380	$(93)	$357
Allowance for inventory reserves	$3,068	$2,592	$(1,500)	$4,160

2005:
Allowance for doubtful accounts	$43	$427	$(400)	$70
Allowance for inventory reserves	$3,166	$2,473	$(2,571)	$3,068

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon, and as of the date of, this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cashflows for the periods presented.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation under the framework described in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Our independent public accounting firm, Ernst & Young LLP, independently assessed the effectiveness of our internal control over financial reporting. Ernst & Young LLP has issued an attestation report concurring with management’s assessment, which is included in Part II, Item 8 of this annual report on Form 10-K.

Changes in Internal Control Over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. However, there was no change in our internal control over financial reporting during the quarter ended December 31, 2007, which was identified in connection with our management’s evaluation required by Exchange Act Rules 13a-15(f) and 15d-15(f) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on the Effectiveness of Controls

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decisionmaking can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information relating to our executive officers required by this item is set forth in Part I—Item 1 of this report under the caption “Executive Officers of the Registrant” and is incorporated herein by reference. The other information required by this Item is incorporated by reference from the definitive proxy statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form (Proxy Statement) under the captions “Corporate Governance and Board of Directors,” “Proposal 1—Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Information regarding our audit committee financial expert will be set forth in the Proxy Statement under the caption “Audit Committee,” which information is incorporated herein by reference.

In December 2003, we adopted a Code of Business Conduct and Ethics applicable to all employees, including the principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. The Code of Business Conduct and Ethics is posted on our website at www.nektar.com. Amendments to, and waivers from, the Code of Business Conduct and Ethics that apply to any of these officers, or persons performing similar functions, and that relate to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K will be disclosed at the website address provided above and, to the extent required by applicable regulations, on a current report on Form 8-K.

As permitted by SEC Rule 10b5-1, certain of our executive officers, directors and other employees have set up a predefined, structured stock trading program with their broker to sell our stock. The stock trading program allows a broker acting on behalf of the executive officer, director or other employee to trade our stock during blackout periods or while such executive officer, director or other employee may be aware of material, nonpublic information, if the trade is performed according to a pre-existing contract, instruction or plan that was established with the broker during a non-blackout period and when such executive officer, director or employee was not aware of any material, nonpublic information. Our executive officers, directors and other employees may also trade our stock outside of the stock trading programs set up under Rule 10b5-1 subject to our blackout periods and insider trading rules.

Item 11. Executive Compensation

The information required by this Item is included in the Proxy Statement and incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is included in the Proxy Statement and incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item is included in the Proxy Statement and incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item is included in the Proxy Statement and incorporated herein by reference.

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

Exhibit Number		Description of Documents

3.1	(1)	Certificate of Incorporation of Inhale Therapeutic Systems (Delaware), Inc.

3.2	(2)	Certificate of Amendment of the Amended Certificate of Incorporation of Inhale Therapeutic Systems, Inc.

3.3	(3)	Certificate of Designation of Series A Junior Participating Preferred Stock of Nektar Therapeutics

3.4	(4)	Certificate of Designation of Series B Convertible Preferred Stock of Nektar Therapeutics

3.5	(5)	Certificate of Ownership and Merger of Nektar Therapeutics

3.6	(6)	Amended and Restated Bylaws of Nektar Therapeutics

4.1		Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6

4.2	(5)	Specimen Common Stock certificate

4.3	(3)	Rights Agreement, dated as of June 1, 2001, by and between Nektar Therapeutics and Mellon Investor Services LLC, as Rights Agent

Exhibit Number		Description of Documents

4.4	(3)	Form of Right Certificate

4.5	(7)	Indenture, dated September 28, 2005, by and between Nektar Therapeutics, as Issuer, and J.P. Morgan Trust Company, National Association, as Trustee

4.6	(7)	Registration Right Agreement, dated as of September 28, 2005, among Nektar Therapeutics and entities named therein

10.1	(8)	1994 Non-Employee Directors’ Stock Option Plan, as amended++

10.2	(9)	1994 Employee Stock Purchase Plan, as amended and restated++

10.3	(10)	Sublicense Agreement, dated September 13, 1991, by and between Nektar Therapeutics and John S. Patton++

10.4	(11)	2000 Non-Officer Equity Incentive Plan, as amended and restated++

10.5	(12)	Form of 2000 Non-Officer Equity Incentive Plan Stock Option Agreement (Nonstatutory Stock Option)++

10.6	(12)	Form of 2000 Non-Officer Equity Incentive Plan Stock Option Agreement (Nonstatutory (Unapproved) Stock Option)++

10.7	(13)	Forms of 2000 Non-Officer Equity Incentive Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement++

10.8	(14)	2000 Equity Incentive Plan, as amended and restated++

10.9	(15)	Form of Stock Option Agreement under the 2000 Equity Incentive Plan++

10.10	(13)	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under 2000 Equity Incentive Plan++

10.11	(16)	Form of Non-Employee Director Stock Option Agreement under the 2000 Equity Incentive Plan++

10.12	(16)	Form of Non-Employee Director Restricted Stock Unit Agreement under the 2000 Equity Incentive Plan++

10.13	(17)	Compensation Plan for Non-Employee Directors, as amended and restated++

10.14	(11)	401(k) Retirement Plan++

10.15	(26)	Severance Benefit Plan, as amended++

10.16	(18)	2007 Discretionary Performance-Based Incentive Compensation Policy++

10.17	(16)	Amended and Restated Change of Control Severance Benefit Plan++

10.18	(19)	Transition and Retirement Agreement, dated March 13, 2006, with Ajit S. Gill++

10.19	(20)	Letter Amendment, dated October 5, 2006, with Ajit S. Gill, amending that certain Transition and Retirement Agreement, dated March 13, 2006, with Mr. Gill++

10.20	(21)	Letter Agreement, dated January 5, 2007, with Howard W. Robin++

10.21	(16)	Employment Transition and Separation Release Agreement, executed effective on September 4, 2007, with Louis Drapeau++

10.22	(16)	Employment Transition and Separation Release Agreement, executed effective on October 5, 2007, with David Johnston++

Exhibit Number		Description of Documents

10.23	(16)	Form of Severance Letter for the following executive officers: Hoyoung Huh, John Patton, Nevan C. Elam and Gil M. Labrucherie++

10.24	(6)	Separation and General Release Agreement, executed effective on December 10, 2007, with Tim Harkness++

10.25	(6)	Letter Agreement, executed effective on December 10, 2007, with John Nicholson++

10.26	(22)	Sublease and Lease Agreement, dated October 2, 1996, between Nektar Therapeutics and T.M.T. Associates, LLC (“150 Industrial Road Lease”)

10.27	(23)	First Amendment (dated October 30, 1996), Letter Agreement (each dated April 9, 1997), Third Amendment (dated April 16, 1997) and Fourth Amendment (dated November 5, 1997), in each case an amendment to the 150 Industrial Road Lease

10.28	(16)	Amended and Restated Built-to-Suite Lease between Nektar Therapeutics and BMR-201 Industrial Road LLC, dated August 17, 2004, as amended on January 11, 2005 and July 19, 2007

10.29	(24)	Manufacturing and Supply Agreement, dated August 16, 2000, by and among Nektar Therapeutics, Tech Group North America, Inc. and Bespak Europe, Ltd.+

10.30	(25)	Settlement Agreement and General Release, dated June 30, 2006, by and between The Board of Trustees of the University of Alabama, The University of Alabama in Huntsville, Nektar Therapeutics AL Corporation (a wholly-owned subsidiary of Nektar Therapeutics), Nektar Therapeutics and J. Milton Harris

10.31	(16)	Co-Development, License and Co-Promotion Agreement, dated August 1, 2007, between Nektar Therapeutics (and its subsidiaries) and Bayer Healthcare LLC+

10.32	(26)	Termination Agreement and Mutual Release, dated November 9, 2007, between Nektar Therapeutics and Pfizer Inc.+

10.33	(26)	Exclusive Research, Development, License and Manufacturing and Supply Agreement, by and among Nektar AL Corporation, Baxter Healthcare SA, and Baxter Healthcare Corporation, dated September 26, 2005, as amended+

21.1	(26)	Subsidiaries of Nektar Therapeutics

23.1	(26)	Consent of Independent Registered Public Accounting Firm

24		Power of Attorney (reference is made to the signature page)

31.1	(26)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	(26)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1*	(26)	Section 1350 Certifications

+	Confidential treatment with respect to specific portions are omitted and filed separately with the SEC.
++	Management contract or compensatory plan or arrangement.
*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as otherwise stated in such filing.
(1)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(2)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(3)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on June 4, 2001.
(4)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 8, 2002.
(5)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 23, 2003.
(6)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on December 12, 2007.
(7)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on September 28, 2005.
(8)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.
(9)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Registration Statement on Form S-8 (No. 333-98321), filed on August 19, 2002.
(10)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Registration Statement on Form S-1 (No. 33-75942), as amended.
(11)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(12)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Registration Statement on Form S-8 (No. 333-71936), filed on October 19, 2001, as amended.
(13)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K, as amended, for the year ended December 31, 2005.
(14)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on June 7, 2006.
(15)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
(16)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
(17)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on February 26, 2007.
(18)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K, as amended, for the year ended December 31, 2006.
(19)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K/A, filed on March 16, 2006.
(20)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(21)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 9, 2007.
(22)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
(23)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
(24)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K, as amended, for the year ended December 31, 2000.
(25)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(26)	Filed herewith.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Carlos, County of San Mateo, State of California on February 28, 2008.

By:	/s/ HOWARD W. ROBIN
Howard W. Robin
Chief Executive Officer, President and Director

By:	/s/ JOHN NICHOLSON
John Nicholson
Senior Vice President and Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSON BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Howard W. Robin and John Nicholson and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratify and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/S/ HOWARD W. ROBIN Howard W. Robin	Chief Executive Officer, President and Director (Principal Executive Officer)	February 28, 2008

/S/ JOHN NICHOLSON John Nicholson	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2008

/S/ ROBERT B. CHESS Robert B. Chess	Director, Chairman of the Board of Directors	February 28, 2008

/S/ MICHAEL A. BROWN Michael A. Brown	Director	February 28, 2008

/S/ HOYOUNG HUH Hoyoung Huh	Director	February 28, 2008

/S/ JOSEPH J. KRIVULKA Joseph J. Krivulka	Director	February 28, 2008

/S/ CHRISTOPHER A. KUEBLER Christopher A. Kuebler	Director	February 28, 2008

/S/ IRWIN LERNER Irwin Lerner	Director	February 28, 2008

/S/ LUTZ LINGNAU Lutz Lingnau	Director	February 28, 2008

/S/ JOHN S. PATTON, PH.D. John S. Patton, Ph.D.	Director	February 28, 2008

/S/ SUSAN WANG Susan Wang	Director	February 28, 2008

/S/ ROY A. WHITFIELD Roy A. Whitfield	Director	February 28, 2008

Except as so indicated in Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit Number		Description of Documents

3.1	(1)	Certificate of Incorporation of Inhale Therapeutic Systems (Delaware), Inc.

3.2	(2)	Certificate of Amendment of the Amended Certificate of Incorporation of Inhale Therapeutic Systems, Inc.

3.3	(3)	Certificate of Designation of Series A Junior Participating Preferred Stock of Nektar Therapeutics

3.4	(4)	Certificate of Designation of Series B Convertible Preferred Stock of Nektar Therapeutics

3.5	(5)	Certificate of Ownership and Merger of Nektar Therapeutics

3.6	(6)	Amended and Restated Bylaws of Nektar Therapeutics

4.1		Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6

4.2	(5)	Specimen Common Stock certificate

4.3	(3)	Rights Agreement, dated as of June 1, 2001, by and between Nektar Therapeutics and Mellon Investor Services LLC, as Rights Agent

4.4	(3)	Form of Right Certificate

4.5	(7)	Indenture, dated September 28, 2005, by and between Nektar Therapeutics, as Issuer, and J.P. Morgan Trust Company, National Association, as Trustee

4.6	(7)	Registration Right Agreement, dated as of September 28, 2005, among Nektar Therapeutics and entities named therein

10.1	(8)	1994 Non-Employee Directors’ Stock Option Plan, as amended++

10.2	(9)	1994 Employee Stock Purchase Plan, as amended and restated++

10.3	(10)	Sublicense Agreement, dated September 13, 1991, by and between Nektar Therapeutics and John S. Patton++

10.4	(11)	2000 Non-Officer Equity Incentive Plan, as amended and restated++

10.5	(12)	Form of 2000 Non-Officer Equity Incentive Plan Stock Option Agreement (Nonstatutory Stock Option)++

10.6	(12)	Form of 2000 Non-Officer Equity Incentive Plan Stock Option Agreement (Nonstatutory (Unapproved) Stock Option)++

10.7	(13)	Forms of 2000 Non-Officer Equity Incentive Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement++

10.8	(14)	2000 Equity Incentive Plan, as amended and restated++

10.9	(15)	Form of Stock Option Agreement under the 2000 Equity Incentive Plan++

10.10	(13)	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under 2000 Equity Incentive Plan++

10.11	(16)	Form of Non-Employee Director Stock Option Agreement under the 2000 Equity Incentive Plan++

10.12	(16)	Form of Non-Employee Director Restricted Stock Unit Agreement under the 2000 Equity Incentive Plan++

Exhibit Number		Description of Documents

10.13	(17)	Compensation Plan for Non-Employee Directors, as amended and restated++

10.14	(11)	401(k) Retirement Plan++

10.15	(26)	Severance Benefit Plan, as amended++

10.16	(18)	2007 Discretionary Performance-Based Incentive Compensation Policy++

10.17	(16)	Amended and Restated Change of Control Severance Benefit Plan++

10.18	(19)	Transition and Retirement Agreement, dated March 13, 2006, with Ajit S. Gill++

10.19	(20)	Letter Amendment, dated October 5, 2006, with Ajit S. Gill, amending that certain Transition and Retirement Agreement, dated March 13, 2006, with Mr. Gill++

10.20	(21)	Letter Agreement, dated January 5, 2007, with Howard W. Robin++

10.21	(16)	Employment Transition and Separation Release Agreement, executed effective on September 4, 2007, with Louis Drapeau++

10.22	(16)	Employment Transition and Separation Release Agreement, executed effective on October 5, 2007, with David Johnston++

10.23	(16)	Form of Severance Letter for the following executive officers: Hoyoung Huh, John Patton, Nevan C. Elam and Gil M. Labrucherie++

10.24	(6)	Separation and General Release Agreement, executed effective on December 10, 2007, with Tim Harkness++

10.25	(6)	Letter Agreement, executed effective on December 10, 2007, with John Nicholson++

10.26	(22)	Sublease and Lease Agreement, dated October 2, 1996, between Nektar Therapeutics and T.M.T. Associates, LLC (“150 Industrial Road Lease”)

10.27	(23)	First Amendment (dated October 30, 1996), Letter Agreement (each dated April 9, 1997), Third Amendment (dated April 16, 1997) and Fourth Amendment (dated November 5, 1997), in each case an amendment to the 150 Industrial Road Lease

10.28	(16)	Amended and Restated Built-to-Suite Lease between Nektar Therapeutics and BMR-201 Industrial Road LLC, dated August 17, 2004, as amended on January 11, 2005 and July 19, 2007

10.29	(24)	Manufacturing and Supply Agreement, dated August 16, 2000, by and among Nektar Therapeutics, Tech Group North America, Inc. and Bespak Europe, Ltd.+

10.30	(25)	Settlement Agreement and General Release, dated June 30, 2006, by and between The Board of Trustees of the University of Alabama, The University of Alabama in Huntsville, Nektar Therapeutics AL Corporation (a wholly-owned subsidiary of Nektar Therapeutics), Nektar Therapeutics and J. Milton Harris

10.31	(16)	Co-Development, License and Co-Promotion Agreement, dated August 1, 2007, between Nektar Therapeutics (and its subsidiaries) and Bayer Healthcare LLC+

10.32	(26)	Termination Agreement and Mutual Release, dated November 9, 2007, between Nektar Therapeutics and Pfizer Inc.+

10.33	(26)	Exclusive Research, Development, License and Manufacturing and Supply Agreement, by and among Nektar AL Corporation, Baxter Healthcare SA, and Baxter Healthcare Corporation, dated September 26, 2005, as amended+

21.1	(26)	Subsidiaries of Nektar Therapeutics

Exhibit Number		Description of Documents

23.1	(26)	Consent of Independent Registered Public Accounting Firm

24		Power of Attorney (reference is made to the signature page)

31.1	(26)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	(26)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1*	(26)	Section 1350 Certifications

+	Confidential treatment with respect to specific portions are omitted and filed separately with the SEC.
++	Management contract or compensatory plan or arrangement.
*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as otherwise stated in such filing.
(1)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
(2)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(3)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on June 4, 2001.
(4)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 8, 2002.
(5)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 23, 2003.
(6)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on December 12, 2007.
(7)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on September 28, 2005.
(8)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.
(9)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Registration Statement on Form S-8 (No. 333-98321), filed on August 19, 2002.
(10)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Registration Statement on Form S-1 (No. 33-75942), as amended.
(11)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(12)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Registration Statement on Form S-8 (No. 333-71936), filed on October 19, 2001, as amended.
(13)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K, as amended, for the year ended December 31, 2005.
(14)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on June 7, 2006.
(15)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
(16)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

(17)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on February 26, 2007.
(18)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K, as amended, for the year ended December 31, 2006.
(19)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K/A, filed on March 16, 2006.
(20)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(21)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 9, 2007.
(22)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
(23)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
(24)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K, as amended, for the year ended December 31, 2000.
(25)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(26)	Filed herewith.