Form 10-Q
period 2008-03-31
NEKTAR THERAPEUTICS
filed 2008-05-09
CIK 906709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
or

☐	TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule
12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 92,401,904 on April 30, 2008.

NEKTAR THERAPEUTICS
INDEX

Forward-Looking Statements
This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of this Quarterly Report on Form 10-Q, including any projections of earnings, revenue or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, but not limited to, the risk factors set forth in “Part II, Item 1A—Risk Factors” below and for the reasons described elsewhere in this Quarterly Report on Form 10-Q. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof and we do not intend to update any forward-looking statements except as required by law or applicable regulations. Except where the context otherwise requires, in this Quarterly Report on Form 10-Q, the “Company,” “Nektar,” “we,” “us” and “our” refer to Nektar Therapeutics, a Delaware corporation, and, where appropriate, its subsidiaries.
Trademarks
All Nektar brand and product names, including, but not limited to, Nektar®, contained in this document are trademarks, registered trademarks or service marks of Nektar Therapeutics in the United States (U.S.) and certain other countries. This document also contains references to trademarks, registered trademarks and service marks of other companies that are the property of their respective owners.

PART I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements — Unaudited:
NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share information)

	March 31, 2008	December 31, 2007
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$36,676	$76,293
Short-term investments	375,954	406,060
Accounts receivable, net of allowance of $111 and $33 at March 31, 2008 and December 31, 2007, respectively	14,040	21,637
Inventory	11,027	12,187
Other current assets	5,826	7,106

Total current assets	$443,523	$523,283

Property and equipment, net	114,381	114,420
Goodwill	78,431	78,431
Other intangible assets, net	2,444	2,680
Other assets	5,057	6,289

Total assets	$643,836	$725,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,556	$3,589
Accrued compensation	10,884	14,680
Accrued expenses to contract manufacturers	8,450	40,444
Accrued expenses	12,409	12,446
Interest payable	85	2,638
Capital lease obligations, current portion	2,259	2,335
Deferred revenue, current portion	19,657	19,620
Other current liabilities	2,345	2,340

Total current liabilities	$57,645	$98,092
Convertible subordinated notes	315,000	315,000
Capital lease obligations	21,330	21,632
Deferred revenue	60,112	61,349
Other long-term liabilities	13,990	14,591

Total liabilities	$468,077	$510,664
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock, $0.0001 par value; 300,000 authorized; 92,360 shares and 92,301 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	9	9
Capital in excess of par value	1,303,996	1,302,541
Accumulated other comprehensive income	2,213	1,643
Accumulated deficit	(1,130,459)	(1,089,754)

Total stockholders’ equity	175,759	214,439

Total liabilities and stockholders’ equity	$643,836	$725,103

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three months ended
	March 31,
	2008	2007
Revenue:
Product sales and royalties	$10,371	$73,019
Contract research	9,621	11,997

Total revenue	19,992	85,016

Operating costs and expenses:
Cost of goods sold	7,227	56,522
Cost of idle Exubera manufacturing capacity	5,334	—
Research and development	37,373	37,492
General and administrative	11,711	16,735
Amortization of other intangible assets	236	236

Total operating costs and expenses	61,881	110,985

Loss from operations	(41,889)	(25,969)

Non-operating income (expense):
Interest income	5,013	5,473
Interest expense	(3,918)	(4,933)
Other income (expense), net	302	6

Total non-operating income	1,397	546

Loss before provision for income taxes	(40,492)	(25,423)
Provision for income taxes	213	250

Net loss	$(40,705)	$(25,673)

Basic and diluted net loss per share	$(0.44)	$(0.28)

Shares used in computing basic and diluted net loss per share	92,330	91,454

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended
	March 31,
	2008	2007
Cash flows used in operating activities:
Net loss	$(40,705)	$(25,673)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,917	7,571
Loss on disposal of assets	107	304
Amortization of gain related to sale of building	(219)	(219)
Stock-based compensation	1,084	6,861
Changes in assets and liabilities:
Decrease (increase) in trade accounts receivable	7,597	(17,599)
Decrease (increase) in inventories	1,160	(2,114)
Decrease (increase) in prepaids and other assets	2,044	3,227
Increase (decrease) in accounts payable	(2,033)	(3,547)
Increase (decrease) in accrued compensation	(3,932)	(1,635)
Increase (decrease) in accrued expenses to contract manufacturers	(31,994)	—
Increase (decrease) in accrued expenses	(37)	(2,604)
Increase (decrease) in interest payable	(2,553)	(2,684)
Increase (decrease) in deferred revenue	(1,200)	8,801
Increase (decrease) in other liabilities	(208)	314

Net cash used in operating activities	$(64,972)	$(28,997)

Cash flows from investing activities:
Purchases of investments	(156,092)	(79,411)
Maturities of investments	186,758	167,696
Purchases of property and equipment	(5,281)	(5,556)

Net cash provided by investing activities	$25,385	$82,729

Cash flows used in financing activities:
Repayments of convertible subordinated notes	—	(36,026)
Payments of loan and capital lease obligations	(411)	(400)
Issuance of common stock related to employee stock purchase plan	168	572
Issuance of common stock related to employee stock option exercises	203	1,562

Net cash used in financing activities	$(40)	$(34,292)

Effect of exchange rates on cash and cash equivalents	10	(60)

Net increase (decrease) in cash and cash equivalents	$(39,617)	$19,380

Cash and cash equivalents at beginning of period	76,293	63,760

Cash and cash equivalents at end of period	$36,676	$83,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEKTAR THERAPEUTICS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
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
Revenues, expenses, assets, and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year. The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes to these financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.
Principles of Consolidation
Our condensed consolidated financial statements include the financial position, results of operations and cash flows of our wholly-owned subsidiaries: Nektar Therapeutics AL, Corporation (“Nektar AL”), Nektar Therapeutics (India) Private Limited, Nektar Therapeutics UK, Ltd. (“Nektar UK”) and Aerogen, Inc. On November 30, 2007, we sold Aerogen Ireland Ltd, a subsidiary of Aerogen, Inc. (“Aerogen Ireland”), and therefore Aerogen Ireland was not included in our financial position as of December 31, 2007 or March 31, 2008 and results of operations and cash flows for the three months ended March 31, 2008. All intercompany accounts and transactions have been eliminated in consolidation.
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
Segment Information
We operate in one business segment which focuses on applying our technology platforms to improve the performance of established and novel medicines. We operate in one segment because our business offerings have similar economics and other characteristics, including the nature of products and production processes, types of customers, distribution methods and regulatory environment. We are comprehensively managed as one business segment by our President and Chief Executive Officer and his management team. Within our one business segment we have two components, pulmonary technology and PEGylation technology.
Significant Concentrations
Our customers are primarily pharmaceutical and biotechnology companies that are located in the U.S. and EU. Our accounts receivable balance contains billed and unbilled trade receivables from product sales, royalties, and collaborative research agreements. We provide for an allowance for doubtful accounts by reserving for specifically identified doubtful accounts. We have not experienced significant credit losses from our accounts receivable or collaborative research agreements and none are expected. We perform a regular review of our customers’ payment histories and associated credit risk. We generally do not require collateral from our customers.

We are dependent on our partners, vendors and third party manufacturers to provide raw certain materials, active pharmaceutical ingredients and pulmonary delivery devices of the appropriate quality and reliability to meet applicable regulatory requirements. Consequently, in the event that supplies are delayed or interrupted for any reason, our ability to develop and meet our supply commitments could be impaired, which could have a material adverse effect on our business, financial condition and results of operation.
Income Taxes
We account for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”), and FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. At March 31, 2008 and December 31, 2007, we have provided a full valuation allowance against our net deferred tax assets generated by our domestic net operating loss and we have recorded a provision for foreign income taxes payable in India at an effective rate in India of approximately 34% for the three months ended March 31, 2008.
Recent Accounting Pronouncements
SFAS 157
On January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), for financial assets and financial liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. FASB Statement of Position No. 157-2 defers adoption of SFAS 157 for non-financial assets and non-financial liabilities. Refer to Note 4 for fair value disclosures of cash equivalents and available-for-sale investments.
SFAS 159
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS No. 159 permits companies to choose to measure certain financial instruments and other items at fair value. This standard is currently effective, but we have not elected to utilize the fair value option for any of our financial assets or liabilities. We continue to account for our available-for-sale investments utilizing Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires us to mark our available-for-sale investments to fair value with unrealized gains and losses recorded as other comprehensive income within stockholders’ equity.
EITF 07-3
On January 1, 2008, we adopted the provisions of the Emerging Issues Task Force (“EITF”) issued EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services for Use in Future Research and Development Activities, which provides guidance on the accounting for certain nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities. This issue focuses on these nonrefundable costs and whether to account for them as: (a) a period expense when paid or (b) a capitalized cost until the goods have been delivered or the related services performed. The adoption of EITF 07-3 did not have a material impact on our financial position or results of operations.
EITF 07-1
In December 2007, the FASB ratified EITF Issue No. 07-1, Accounting for Collaborative Arrangements, which defines collaborative arrangements and establishes reporting and disclosure requirements for transactions between participants in a collaborative arrangement and between participants in the arrangements and third parties. This issue is effective retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date for fiscal years beginning after December 15, 2008. We do not expect EITF 07-1 will have a material impact on our financial position or results of operations.

Note 2—Termination of Inhaled Insulin Programs
On October 18, 2007, Pfizer announced that it was exiting the Exubera business and gave notice of termination under our collaborative development and licensing agreement. On November 9, 2007, we entered into a termination agreement and mutual release with Pfizer in which we received a one-time payment of $135.0 million from Pfizer in satisfaction of all outstanding contractual obligations under our then-existing agreements relating to Exubera and our next-generation inhaled insulin product development program, also known as NGI. On April 9, 2008, we announced that we had ceased all negotiations with potential partners for Exubera and NGI as a result of new data analysis from ongoing clinical trials conducted by Pfizer.
Termination of Exubera Inhaler Manufacturing and Supply Agreement
We were a party to a manufacturing and supply agreement (the “Exubera Inhaler MSA”) with Tech Group North America, Inc. (“Tech Group”) and Bespak Europe Ltd. (“Bespak”) related to the manufacture and supply of Exubera inhalers. As a result of the November 2007 Pfizer termination described above, we concluded no further orders for supply of Exubera inhalers were required from Tech Group and Bespak in the foreseeable future. In December 2007, we began discussions with Tech Group and Bespak to terminate the Exubera Inhaler MSA. As of December 31, 2007, we recorded $40.4 million of accrued expenses to Bespak and Tech Group for outstanding accounts payable and termination costs and expenses that were due and payable under the termination provisions of the Exubera Inhaler MSA. We paid Bespak $21.8 million and Tech Group $10.6 million related to these liabilities during the first quarter of 2008. We had a remaining termination liability of $7.5 million payable to Tech Group as of March 31, 2008, which was paid on April 23, 2008.
Exubera Manufacturing Continuation Agreements
In connection with the termination of the Exubera Inhaler MSA, we entered into a 2008 continuation agreement with Tech Group, pursuant to which Tech Group agreed to preserve key personnel and manufacturing facilities to support potential future Exubera inhaler manufacturing from January through April 2008. We also entered into a letter agreement with Pfizer to retain a limited number of Exubera manufacturing personnel at Pfizer’s Terre Haute, Indiana manufacturing facility during March and April 2008. Following the termination of our inhaled insulin programs on April 9, 2008, we have terminated these continuation agreements with Tech Group and Pfizer. For the three months ended March 31, 2008, we incurred $3.4 million in expense related to these continuation agreements. We will record an expense of $1.6 million in April 2008 for the final monthly maintenance provided under these continuation agreements.
Cost of Idle Exubera Manufacturing Capacity
Cost of idle Exubera manufacturing capacity primarily includes costs payable to Tech Group and Pfizer under our manufacturing continuation agreements discussed above and severance and outplacement costs for our Exubera and NGI employees terminated as part of the February 2008 workforce reduction plan. Cost of idle Exubera manufacturing capacity also includes an allocation of manufacturing costs shared between commercial operations and research and development including employee compensation and benefits, rent, and utilities. Following the termination of our Exubera and NGI partnering efforts on April 9, 2008, we have taken all necessary steps to cease spending associated with maintaining Exubera manufacturing capacity and any further NGI development.

Note 3—Cash, Cash Equivalents, and Available-For-Sale Investments
Cash, cash equivalents, and available-for-sale investments are as follows (in thousands):

	Estimated Fair Value at
	March 31, 2008	December 31, 2007
Cash and cash equivalents	$36,676	$76,293
Short-term investments (less than one year to maturity)	375,954	406,060

Total cash, cash equivalents, and available-for-sale investments	$412,630	$482,353

Our portfolio of cash, cash equivalents, and available-for-sale investments includes (in thousands):

	Estimated Fair Value at
	March 31, 2008	December 31, 2007
U.S. corporate commercial paper	$258,818	$293,866
Obligations of U.S. corporations	41,796	100,727
Obligations of U.S. government agencies	78,331	37,333
Cash and money market funds	33,685	50,427

Total cash, cash equivalents, and available-for-sale investments	$412,630	$482,353

Gross unrealized gains on the portfolio were $1.0 million and $0.5 million as of March 31, 2008 and December 31, 2007, respectively. Gross unrealized losses on the portfolio were $0.1 million as of March 31, 2008 and as of December 31, 2007. The gross unrealized losses were primarily due to changes in interest rates on fixed income securities. We have a history of holding our investments to maturity and we have the ability and intent to hold our debt securities to maturity when they will be redeemed at full par value. Accordingly, we consider these unrealized losses to be temporary and have not recorded a provision for impairment.
Note 4—Fair Value
The following table represents the fair value hierarchy for our financial assets (cash equivalents and available-for-sale investments) measured at fair value on a recurring basis as of March 31, 2008 (in thousands):

	Quoted Prices in Active	Significant Other	Significant
	Markets for Identical Assets	Observable Inputs	Unobservable Inputs
	Level 1	Level 2	Level 3	Total
U.S. corporate commercial paper	$—	$258,818	$—	$258,818
Obligations of U.S. corporations	—	41,796	—	41,796
Obligations of U.S. government agencies	—	78,331	—	78,331
Money market funds	19,282	—	—	19,282

Cash equivalents and available-for-sale investments	$19,282	$378,945	$—	$398,227

Note 5—Inventory
Inventory consists of the following (in thousands):

	March 31, 2008	December 31, 2007
Raw materials	$8,370	$9,522
Work-in-process	2,069	1,749
Finished goods	588	916

Inventory	$11,027	$12,187

Inventory consists of raw materials, work-in-process and finished goods for our commercial PEGylation business. Reserves are determined using specific identification plus an estimated reserve for potential defective or excess inventory based on historical experience or projected usage. Inventories are reflected net of reserves of $5.4 million and $5.8 million as of March 31, 2008 and December 31, 2007, respectively.

Note 6—Commitments and Contingencies
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
To date we have not incurred costs to defend lawsuits or settle claims related to these indemnification obligations. If any of our indemnification obligations is triggered, we may incur substantial liabilities. Because the obligated amount under these agreements is not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. No liabilities have been recorded for these obligations on our Condensed Consolidated Balance Sheets as of March 31, 2008 or December 31, 2007.
License, Manufacturing and Supply Agreements for Products Based on our PEGylation Technology
As part of our license, manufacturing and supply agreements with our partners for the development or manufacture and supply of PEG reagents or intellectual property licenses based on our PEGylation technology, we generally agree to defend, indemnify and hold harmless our partners from and against third party liabilities arising out of the agreements, including product liability and infringement of intellectual property. The term of these indemnification obligations is generally perpetual any time after execution of the agreements. There is no limitation on the potential amount of future payments we could be required to make under these indemnification obligations. We have never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. If any of our indemnification obligations is triggered, we may incur substantial liabilities. Because the obligated amount in these agreements is not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations in our Condensed Consolidated Balance Sheets as of March 31, 2008 or December 31, 2007.

Other Agreements

We maintain a number of other commercial agreements to support our business such as technology licensing agreements, third party manufacturing agreements, consulting agreements, and certain business development agreements. These agreements often contain complex terms and conditions that from time to time can result in disputes that may lead to arbitration or litigation. For example, we currently have an ongoing dispute in arbitration related to a consulting agreement that had a partnership success fee provision related to one of our collaboration partner agreements. Unfavorable outcomes in these disputes could result in a material adverse impact on our results of operations for any given period and our financial position.

Note 7—Workforce Reduction Plans
In an effort to reduce ongoing operating costs and improve our organizational structure, efficiency and productivity, we executed a workforce reduction plan in May 2007 (the “2007 Plan”). In February 2008, we executed another workforce reduction plan (the “2008 Plan”) designed to streamline the company, consolidate corporate functions, and strengthen decision-making and execution within our business units.
The 2007 Plan reduced our workforce by approximately 180 full-time employees, or approximately 25 percent of our regular full-time employees, and was substantially complete as of December 31, 2007. During the three months ended March 31, 2008, we made payments for severance and medical insurance related to the 2007 Plan.
The 2008 Plan was finalized by executive management on February 8, 2008. The 2008 Plan reduced our workforce by approximately 110 employees, or approximately 20 percent of our regular full-time employees. We notified the employees affected by the 2008 Plan on February 11, 2008. We estimate the 2008 Plan will cost approximately $5.7 million, comprised of cash payments for severance, medical insurance, and outplacement services. We expect execution of the 2008 Plan will be complete by December 31, 2008. We have recognized $5.3 million of workforce reduction charges related to the 2008 Plan during the three months ended March 31, 2008 and we expect to record an additional $0.4 million during the remainder of 2008 for employees with termination dates longer than two months from the date of notification.

Since May 2007, we have incurred $13.7 million related to our two workforce reduction plans, $8.4 million related to the 2007 plan and $5.3 million related to the 2008 plan. For the three months ended March 31, 2008, workforce reduction charges were recorded in our Condensed Consolidated Financial Statements as follows (in thousands):

	2007 Plan	2008 Plan	Total
Cost of goods sold, net of change in inventory	$—	$177	$177
Cost of idle Exubera manufacturing capacity	—	1,221	1,221
Research and development expense	24	3,314	3,338
General and administrative expense	—	552	552

Total workforce reduction charges	$24	$5,264	$5,288

The following table summarizes the liabilities associated with the 2007 Plan and 2008 Plan included in accrued compensation in our Condensed Consolidated Balance Sheet as of March 31, 2008 and the activity during the three-month period ended March 31, 2008 (in thousands):

	2007 Plan	2008 Plan	Total
Balance at December 31, 2007	$580	$—	$580
Charges	24	5,264	5,288
Payments	(468)	(3,409)	(3,877)

Balance at March 31, 2008	$136	$1,855	$1,991

Note 8—Stock-Based Compensation
Total stock-based compensation costs were recorded in our Condensed Consolidated Financial Statements as follows (in thousands):

	Three months ended
	March 31,
	2008	2007
Cost of goods sold, net of inventory change	$30	$699
Cost of idle Exubera manufacturing capacity	23	—
Research and development expense	(32)	3,004
General and administrative expense	1,063	2,669

Total stock-based compensation costs	$1,084	$6,372

Our stock-based compensation expense decreased by $5.3 million in the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The decrease is attributable to fewer average unvested options outstanding and lower fair market value of options granted in the three months ended March 31, 2008 compared to 2007 and an increase in our estimated annual forfeiture rates, see Black-Scholes Assumptions below.

Aggregate Unrecognized Stock-Based Compensation Expense
During the three months ended March 31, 2008, we granted 4,300,000 stock options, which resulted in an increase in unrecognized compensation expense of $6.5 million. Aggregate total unrecognized stock-based compensation expense is expected to be recognized as follows (in thousands):

As of
Fiscal Year	March 31, 2008
2008 (remaining 9 months)	$10,727
2009	12,764
2010	9,082
2011	3,852
2012 and thereafter	635

$37,060

Black-Scholes Assumptions
The following table lists the Black-Scholes assumptions used to calculate the fair value of employee stock option grants and ESPP purchases during the period. For the weighted average expected life, we applied the guidance in Staff Accounting Bulletin No. 107 that permits the initial application of a “simplified” method based on the average of the vesting term and the term of the option. We based our estimate of expected volatility for options granted on the daily historical trading data of our common stock over the period equivalent to the expected term of the respective stock-based grant.

We utilized an estimated annual forfeiture rate of 4.7% for executives and 7.4% for all other employees in our calculation of stock-based compensation expense for the three months ended March 31, 2007. We have had a significant increase in our employee turnover incremental to our two workforce reductions in May 2007 and February 2008. As a result, we performed a qualitative and quantitative analysis of our historical forfeitures and changed our estimated annual forfeiture rates to 11% for stock option grants and 25% for RSU grants for all executives and employees.

	Three months ended March 31,
	2008		2007
	Employee Stock		Employee Stock
	Options	ESPP	Options	ESPP
Average risk-free interest rate	2.4%	2.2%	4.6%	5.1%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility factor	50.4%	57.3%	59.9%	37.1%
Weighted average expected life	5.1 years	0.5 years	5.2 years	0.5 years
Summary of Stock Option Activity
The table below presents a summary of stock option activity under the 2000 Equity Incentive Plan, the Non-Employee Directors’ Stock Option Plan and the 2000 Non-Officer Equity Incentive Plan (the Option Plans) (in thousands, except for per share information):

			Weighted-	Weighted-
			Average	Average
	Options Outstanding		Exercise	Remaining	Aggregate
	Number of	Exercise Price	Price Per	Contractual	Intrinsic
	Shares	Per Share	Share	Life (in years)	Value (1)
Balance at December 31, 2007	12,212	$0.01-61.63	$15.62	5.20	$643
Options granted	4,265	6.31-7.13	6.62
Options exercised	(31)	5.05-7.33	6.65		$203
Options expired and canceled	(1,313)	4.46-47.81	13.31

Balance at March 31, 2008	15,133	$0.01-61.63	$13.23	5.54	$2,092

Exercisable at December 31, 2007	7,023		19.15	3.64	$584
Exercisable at March 31, 2008	6,897		18.86	3.12	$658

(1)	Aggregate Intrinsic Value represents the difference between the exercise price of the option and the closing market price of our common stock on the exercise or period end date, as applicable.
The weighted average grant-date fair value of options granted during the three-months ended March 31, 2008 and 2007 was $3.07 per share and $7.04 per share, respectively. Of the 15,133,000 options outstanding as of March 31, 2008, approximately 4,661,828, or 31%, had exercise prices below market value.

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

	Three months ended March 31,
	2008	2007
Convertible subordinated notes	14,638	16,354
Stock options and restricted stock units	12,333	10,739

Total	26,971	27,093

Note 10—Comprehensive Loss
Comprehensive loss is comprised of net loss and other comprehensive income and includes the following components (in thousands):

	Three months ended March 31,
	2008	2007
Net loss, as reported	$(40,705)	$(25,673)
Change in net unrealized gains (losses) on available-for-sale investments	560	255
Translation adjustment	10	(14)

Total comprehensive loss	$(40,135)	$(25,432)

The components of accumulated other comprehensive income are as follows (in thousands):

	March 31, 2008	December 31, 2007
Unrealized gain on available-for-sale securities	$988	$428
Translation adjustment	1,225	1,215

Total accumulated other comprehensive income	$2,213	$1,643

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section as well as factors described in “Part II, Item 1A—Risk Factors.”
Overview
We are a biopharmaceutical company that develops and enables differentiated therapeutics with our leading PEGylation and pulmonary drug development technology platforms. Our mission is to create differentiated, innovative products by applying our platform technologies to established or novel medicines. By doing so, we aim to raise the standards of current patient care by improving one or more performance parameters, including efficacy, safety or ease of use. Not including Exubera, ten products using these technology platforms have received regulatory approval in the U.S. or Europe. Our two technology platforms are the basis of nearly all of our partnered and proprietary products and product candidates.
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
Our two leading technology platforms enable improved performance of a variety of new and existing molecules. Our PEGylation technology is a chemical process designed to enhance the performance of most drug classes with the potential to improve solubility and stability, increase drug half-life, reduce immune responses to an active drug and improve the efficacy or safety of a molecule in certain instances. Our pulmonary technology makes drugs inhaleable to deliver them to and through the lungs for local lung applications.
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
Historically, we have depended on revenue from Pfizer Inc. related to Exubera contract research and manufacturing. Our revenue from Pfizer, including Exubera contract research and manufacturing revenue, was approximately $189.1 million and $139.9 million, representing 69% and 64% of revenue, for the years ended December 31, 2007 and 2006, respectively, and nil and $64.3 million, representing 0% and 76% of total revenue, for the three months ended March 31, 2008 and 2007, respectively.
On October 18, 2007, Pfizer announced that it was exiting the Exubera business and gave notice of termination under our collaborative development and licensing agreement. On November 9, 2007, we entered into a termination agreement and mutual release with Pfizer. Under the termination agreement and mutual release, we received a one-time payment of $135.0 million in November 2007 from Pfizer in satisfaction of all outstanding contractual obligations under our then-existing agreements relating to Exubera and our next-generation inhaled insulin product development program, also known as NGI. All agreements between Pfizer and us related to Exubera and NGI, other than the termination agreement and mutual release, terminated on November 9, 2007.

Pursuant to our termination agreement and mutual release with Pfizer, Pfizer agreed to provide certain cooperation to assist us in securing a new marketing and development partner for Exubera and NGI. On April 9, 2008, we announced that we had ceased all negotiations with potential partners for Exubera and NGI as a result of new data analysis from ongoing clinical trials conducted by Pfizer which indicated an increase in the number of new cases of lung cancer in Exubera patients who were former smokers as compared to patients in the control group who were former smokers. We have taken all necessary steps to cease spending associated with maintaining Exubera manufacturing capacity and any further NGI development, including, but not limited to, terminating, in April 2008, a maintenance letter agreement with Pfizer, pursuant to which Pfizer had agreed to maintain a group of key Pfizer manufacturing personnel in Pfizer’s Exubera manufacturing facility in Terre Haute, Indiana, and a termination and 2008 continuation agreement with Tech Group North America, Inc. (“Tech Group”), pursuant to which Tech Group had agreed to preserve key personnel and manufacturing facilities to support potential future Exubera inhaler manufacturing. We incurred $3.4 million in expense for these Pfizer and Tech Group agreements for the three months ended March 31, 2008. We will record an expense of $1.6 million in April 2008 for the final monthly maintenance provided under these agreements.
In an effort to reduce ongoing operating costs and improve our organizational structure, efficiency and productivity, we executed a workforce reduction plan in May 2007. In February 2008, we executed another workforce reduction plan designed to streamline the company, consolidate corporate functions and strengthen decision-making and execution within our business units. The February 2008 plan reduced our workforce by approximately 110 employees, or approximately 20 percent of our regular full-time employees. Please refer to the discussion in “Workforce Reduction Plans” under Note 7 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for more information regarding these plans.
For the three months ended March 31, 2008, net cash used for our operating activities was $65.0 million. For the three months ended March 31, 2008, we made the following payments, among others: (i) $32.4 million to Bespak Europe Ltd. (“Bespak”) and Tech Group as payment for termination amounts due under our Exubera inhaler manufacturing and supply agreement with those companies, all of which was recorded as an expense in 2007, (ii) $2.6 million to Tech Group to maintain Exubera inhaler manufacturing capacity through April 2008 and (iii) $3.9 million for severance, employee benefits and outplacement services in connection with our workforce reduction plans. In April 2008, we paid $7.5 million to Tech Group as the final payment due under our termination and 2008 continuation agreement, all of which was previously recorded as an expense in 2007, and a total of $2.4 million to Pfizer and Tech Group as the final payments under the Pfizer maintenance letter agreement and the Tech Group continuation agreement. We do not utilize cash in operations ratably throughout the year and we expect our cash used in operations to be significantly lower on a quarterly basis in the remaining three quarters of 2008.
The investment required to advance our proprietary product development programs, our ability to manage ongoing expense and the cash generated by new partnerships, if any, will be the key drivers of our results of operations and financial position in 2008. To fund our research and development activities, we have raised significant amounts of capital through the sale of our equity and convertible debt securities. As of March 31, 2008, we had approximately $345.3 million in indebtedness. Our ability to meet the repayment obligations of this debt is dependent upon our and our partners’ ability to develop, obtain regulatory approvals for and successfully commercialize products. Even if we are successful in this regard, we may require additional capital to repay our debt obligations as they become due.
Recent Developments
Termination of Partnering Negotiations for Inhaled Insulin
As discussed above, on April 9, 2008, we announced that we had ceased all negotiations with potential partners for Exubera and NGI.
Research and Development Activities
Our product pipeline includes both partnered products and development programs and proprietary product development programs. We have ongoing collaborations or licensing arrangements with numerous biotechnology and pharmaceutical companies to provide our pulmonary and PEGylation technologies. Not including Exubera and NGI products, our technologies are currently being used in ten products approved in the U.S. or Europe, in three partnered programs that have been filed for with the FDA and twelve development programs in human clinical trials.

The length of time that a development program is in a given phase varies substantially according to factors such as the type and intended use of the potential product, the clinical trial design and the ability to enroll suitable patients, changing standards of care, all of which are affected by medical and scientific developments and other variables not controlled by us or our partners. Generally, for our partnered programs, advancement from one phase to the next and the related costs are dependent upon factors primarily controlled by our partners.
In connection with our research and development for partnered products and development programs, we earned $9.6 million and $12.0 million in contract research revenue for the three months ended March 31, 2008 and 2007, respectively. The estimated completion dates and costs for our programs are not reasonably certain. See “Part II, Item 1A—Risk Factors” for discussion of the risks associated with our partnered and proprietary research and development programs and the timing and risks associated with clinical development.
Results of Operations
Three Months Ended March 31, 2008 and 2007
Revenue (in thousands except percentages)

				Percentage
	Three months	Three months	Increase /	Increase /
	ended	ended	(Decrease) 2008	(Decrease) 2008
	March 31, 2008	March 31, 2007	vs. 2007	vs. 2007
Product sales and royalties	$10,371	$73,019	$(62,648)	(86%)
Contract research	9,621	11,997	(2,376)	(20%)

Total revenue	$19,992	$85,016	$(65,024)	(76%)

The decrease in total revenue for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, was primarily due to the termination of our collaborative development and license agreement, and related agreements, with Pfizer related to Exubera and NGI. We had no revenue from Pfizer related to Exubera or NGI for the three months ended March 31, 2008 compared to $64.3 million, or 76% of our total revenue, for the three months ended March 31, 2007.
Product sales and royalties
For the three months ended March 31, 2007, Exubera product sales and commercialization readiness revenue from Pfizer accounted for $61.4 million of our total revenue. We had no revenue from Pfizer related to Exubera for the three months ended March 31, 2008. Non-Exubera product sales and royalties decreased by approximately $1.2 million, or 10%, for the three months ended March 31, 2008, compared to the three months ended March 31, 2007. The decrease in non-Exubera product sales and royalties is primarily attributable to the November 30, 2007 sale of Aerogen Ireland Ltd., one of our former subsidiaries that manufactured and supplied general purpose nebulizer devices, and which accounted for $1.2 million in revenue for the three months ended March 31, 2007. PEGylation product sales for the three months ended March 31, 2008 was consistent with the three months ended March 31, 2007, comprised of a decrease in product sales to UCB of $2.7 million offset by increased product sales to Hoffman and others of $2.2 million and $0.5 million, respectively. We had no revenue from pulmonary product sales for the three months ended March 31, 2008.
Contract research
Contract research revenue includes reimbursed research and development expense as well as the amortization of deferred up-front signing fees and milestone payments received from our collaboration partners. Contract research revenue is expected to fluctuate from year to year and therefore it is difficult to estimate future contract research revenue for any given period. The level of contract research revenue depends in part upon the continuation of existing collaborations, signing of new collaborations and achievement of milestones under current and future agreements.
For the three months ended March 31, 2007, contract research revenue from Pfizer related to Exubera accounted for $2.8 million of our total revenue. We had no contract research revenue from Pfizer related to Exubera or NGI for the three months ended March 31, 2008. Non-Pfizer contract research revenue increased by approximately $0.5 million, or 5%, for the three months ended March 31, 2008, compared to the three months ended March 31, 2007. This increase is primarily attributable to increased revenue from Bayer AG under our collaboration agreements for ciprofloxacin inhalation powder (CIP) and inhaled amikacin (NKTR-061), partially offset by decreases in contract research revenue from Solvay Pharmaceuticals, Inc. and Zelos Therapeutics Inc. following notice of termination of those collaboration agreements. The timing and future success of our product development programs are subject to a number of risks and uncertainties. See “Part II, Item 1A—Risk Factors” for discussion of the risks associated with our partnered research and development programs.

Cost of Goods Sold and Product Gross Margin (in thousands except percentages)

				Percentage
	Three months	Three months	Increase /	Increase /
	ended	ended	(Decrease) 2008	(Decrease) 2008
	March 31, 2008	March 31, 2007	vs. 2007	vs. 2007
Cost of goods sold	$7,227	$56,522	$(49,295)	(87%)
Product gross margin	$3,144	$16,497	$(13,353)	(81%)
Product gross margin %	30%	23%
The decrease in product gross margin for the three months ended March 31, 2008, compared to the three months ended March 31, 2007, was primarily due to the termination of our agreements with Pfizer related to Exubera and a decrease in PEGylation product manufacturing volumes. For the three months ended March 31, 2007, Exubera cost of goods sold totaled $49.2 million and Exubera gross margin totaled $12.3 million, or 20%. The increase in product gross margin percentage is attributable to the change in product mix. Product sales and royalties for the three months ended March 31, 2007 was comprised of 84% Exubera product sales, 15% PEGylation product sales, and 1% royalties compared to 87% PEGylation product sales, 13% royalties, and no Exubera product sales in the three months ended March 31, 2008.
Cost of Workforce Reduction Plans (in thousands except percentages)

				Percentage
	Three months	Three months	Increase /	Increase /
	ended	ended	(Decrease) 2008	(Decrease) 2008
	March 31, 2008	March 31, 2007	vs. 2007	vs. 2007
Cost of goods sold, net of change in inventory	$177	$—	$177	>100%
Cost of idle Exubera manufacturing capacity	1,221	—	1,221	>100%
Research and development expense	3,338	—	3,338	>100%
General and administrative	552	—	552	>100%

Cost of workforce reduction plans	$5,288	$—	$5,288	>100%

Since May 2007, we have incurred $13.7 million related to our two workforce reduction plans, $8.4 million related to the May 2007 plan and $5.3 million related to the February 2008 plan. We estimate that the total cost of the February 2008 workforce reduction will be approximately $5.7 million, comprised of cash payments for severance, medical insurance and outplacement services. During the remainder of 2008, we expect to record an additional $0.4 million related to the February 2008 plan for employees with termination dates longer than two months from the date of notification.
Cost of Idle Exubera Manufacturing Capacity (in thousands except percentages)

Percentage
	Three months	Three months	Increase /	Increase /
	ended	ended	(Decrease) 2008	(Decrease) 2008
	March 31, 2008	March 31, 2007	vs. 2007	vs. 2007
Cost of idle Exubera manufacturing capacity	$5,334	$—	$5,334	>100%
Cost of idle Exubera manufacturing capacity includes amounts payable to Pfizer and Tech Group under our interim manufacturing capacity maintenance agreements, and severance, employee benefits and outplacement costs for our Exubera commercial manufacturing employees terminated as part of the February 2008 workforce reduction. Cost of idle Exubera manufacturing capacity also includes an allocation of manufacturing costs shared between commercial operations and research and development. Shared costs include employee compensation and benefits, rent, and utilities.
Since our April 9, 2008 announcement that all negotiations with potential partners for Exubera and NGI had terminated, we terminated employees dedicated exclusively to Exubera and NGI and terminated our interim Exubera manufacturing capacity maintenance agreements. In April 2008, we will record expense of $1.6 million for the final month of maintenance provided under these agreements.

Research and Development Expense (in thousands except percentages)

Percentage
	Three months	Three months	Increase /	Increase /
	ended	ended	(Decrease) 2008	(Decrease) 2008
	March 31, 2008	March 31, 2007	vs. 2007	vs. 2007
Research and development expense	$37,373	$37,492	$(119)	<(1%)
In connection with our February 2008 workforce reduction plan, we recorded $3.3 million of severance, employee benefits, and outplacement expenses within research and development expense for the three months ended March 31, 2008. Additionally, we recognized a decrease in stock-based compensation expense within research and development expense of $3.0 million for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The decrease in stock-based compensation expense resulted from fewer average options outstanding and lower fair market value of options granted in the three months ended March 31, 2008 compared to 2007 and an increase in the estimated annual forfeiture rates due to higher than anticipated turnover and related stock award cancellations.
While there was not a significant change in total research and development expense in the three months ended March 31, 2008 compared to the three months ended March 31, 2007, there was a change in the mix of research and development spending by program. Pulmonary research and development expense decreased as a result of the termination of our inhaled insulin development programs and the curtailment of our ABIP program. These decreases are offset by increased spending on our PEGylation programs. We began Phase 2 clinical trials for NKTR-102 and NKTR-118 in December 2007, resulting in increased PEGylation research and development expense in the three months ended March 31, 2008 compared to the three months ended March 31, 2007.
We expect research and development expense to remain at a consistent level in the remaining three quarters of 2008.
General and Administrative Expense (in thousands except percentages)

Percentage
	Three months	Three months	Increase /	Increase /
	ended	ended	(Decrease) 2008	(Decrease) 2008
	March 31, 2008	March 31, 2007	vs. 2007	vs. 2007
General and administrative expense	$11,711	$16,735	$(5,024)	(30%)
General and administrative expense is associated with administrative staffing, business development and marketing. The decrease in general and administrative expense for the three months ended March 31, 2008, compared to the three months ended March 31, 2007, was primarily attributable to personnel reductions, resulting in decreased salaries and employee benefits of $3.2 million, stock-based compensation of $1.6 million, and a $2.0 million decrease in legal and other professional services. These decreases were partially offset by increased severance, outplacement and employee benefit costs for employees affected by the February 2008 workforce reduction and increased marketing costs for NKTR-061.
Interest Income and Interest Expense (in thousands except percentages)

				Percentage
	Three months	Three months	Increase /	Increase /
	ended	ended	(Decrease) 2008	(Decrease) 2008
	March 31, 2008	March 31, 2007	vs. 2007	vs. 2007
Interest Income	$5,013	$5,473	$(460)	(8%)
Interest Expense	$(3,918)	$(4,933)	$(1,015)	(21%)
The decrease in interest income for the three months ended March 31, 2008, compared to the three months ended March 31, 2007, was primarily due to lower interest rates on our cash, cash equivalents, and available-for-sale investments. The decrease in interest expense for the three months ended March 31, 2008, compared to the three months ended March 31, 2007, was primarily attributable to a lower average balance of convertible subordinated notes outstanding in the three months ended March 31, 2008. We repaid $36.0 million of our 5% subordinated convertible notes in February 2007 and $66.6 million of our 3.5% subordinated convertible notes in October 2007. In the three months ended March 31, 2008, we had $315.0 million of 3.25% subordinated convertible notes due September 2012 outstanding.

Liquidity and Capital Resources
We have financed our operations primarily through revenue from partner licensing and collaboration arrangements, public and private placements of debt and equity securities and financing of equipment acquisitions and certain tenant leasehold improvements.
We had cash, cash equivalents and investments in marketable securities of $412.6 million and indebtedness of $345.3 million, including $315.0 million of 3.25% convertible subordinated notes, $23.6 million in capital lease obligations and $6.8 million in other liabilities as of March 31, 2008.
Due to the recent adverse developments in the credit markets, we may experience reduced liquidity with respect to some of our short-term investments. These investments are generally held to maturity, which is less than one year. However, if the need arose to liquidate such securities before maturity, we may experience losses on liquidation. To date we have not experienced any liquidity issues with respect to these securities, but should such issues arise, we may be required to hold some, or all, of these securities until maturity. We have the intent and ability to hold our securities to maturity when they will be redeemed at par value. We believe that, even allowing for potential liquidity issues with respect to these securities, our remaining cash, cash equivalents, and short-term investments will be sufficient to meet our anticipated cash needs for at least the next twelve months.
Cash flows used in operating activities
Net cash used for our operating activities totaled $65.0 million during the three months ended March 31, 2008. We do not utilize cash in operations ratably throughout the year and we expect our cash used in operations to be significantly lower on a quarterly basis in the remainder of 2008 as compared to the three months ended March 31, 2008.
For the three months ended March 31, 2008, cash used in operations includes payments to Bespak and Tech Group of $32.4 million for amounts due under our termination agreements with those companies, all of which was recorded as an expense in 2007, $2.6 million to maintain Exubera inhaler manufacturing capacity at Tech Group’s facility, and $3.9 million for severance, employee benefits, and outplacement services in connection with our workforce reduction plans.
For the three-months ended March 31, 2007, net cash used in operating activities was $29.0 million. The increase in cash used in operating activities is primarily the result of the payments made in the three months ended March 31, 2008 discussed above, the loss of Exubera product sales, and increased investment in clinical development programs. Partially offsetting these increases are operating efficiencies achieved as a result of our workforce reduction plans.
Cash flows from investing activities
We purchased $5.3 million and $5.6 million of property and equipment in the three-months ended March 31, 2008 and 2007, respectively.
Cash flows used in financing activities
We repaid nil and $36.0 million of our convertible subordinated notes in the three months ended March 31, 2008 and 2007, respectively.
Contractual Obligations
For the three-months ended March 31, 2008, other than the contract termination payments to Bespak and Tech Group of $24.6 million, there has not been a material change to the summary of contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2007.
Off-Balance Sheet Arrangements
We do not utilize off-balance sheet financing arrangements as a source of liquidity or financing.

Critical Accounting Policies and Recent Accounting Pronouncements
Stock-Based Compensation
We use the Black-Scholes option valuation model adjusted for the estimated historical forfeiture rate for the respective grant to determine the estimated fair value of our stock-based compensation arrangements on the date of the grant (“grant date fair value”) and expense this value ratably over the service period of the option or performance period of the Restricted Stock Unit award (“RSU award”). The Black-Scholes option pricing model requires the input of highly subjective assumptions. Because our employee stock options have characteristics significantly different than traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models may not provide a reliable single measure of the fair value of our employee stock options or common stock purchased under our employee stock purchase plan. Management continually assesses the assumptions and methodologies used to calculate the estimated fair value of stock-based compensation.
We utilized an estimated annual forfeiture rate of 4.7% for executives and 7.4% for all other employees in our calculation of stock-based compensation expense for the three months ended March 31, 2007. We have had a significant increase in our employee turnover incremental to our two workforce reductions in May 2007 and February 2008. As a result, we performed a qualitative and quantitative analysis of our historical forfeitures and changed our estimated annual forfeiture rates to 11% for stock option grants and 25% for RSU grants for all executives and employees.
Circumstances may change and additional data may become available over time, which could result in changes to the stock-based compensation assumptions and methodologies, and which could materially impact our fair value determination in the future.
For additional information on our critical accounting policies and recent accounting pronouncements, please refer to the discussion in “Recent Accounting Pronouncements” under Note 1 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q and Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007 on file with the Securities and Exchange Commission.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our market risks at March 31, 2008 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2007 on file with the Securities and Exchange Commission.
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
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon, and as of the date of, this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the company. However, there was no change in our internal control over financial reporting that occurred in the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Approval of Non-Audit Services
In the three months ended March 31, 2008, the Audit Committee of the Board of Directors approved no non-audit related services to be provided by Ernst & Young LLP, our independent registered public accounting firm.
PART II: OTHER INFORMATION
Item 1. Legal Proceedings
Reference is hereby made to our disclosures in “Legal Matters” under Note 6 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q and the information under the heading “Legal Matters” is incorporated by reference herein.
Item 1A. Risk Factors
Investors in Nektar Therapeutics should carefully consider the risks described below before making an investment decision. The risks described below may not be the only ones relating to our company. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the twelve months ended December 31, 2007. Additional risks that we currently believe are immaterial may also impair our business operations. Our business, results of operation, financial condition, cash flow and future prospects and the trading price of our common stock and our abilities to repay our convertible notes could be harmed as a result of any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2007, including our consolidated financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission (“SEC”).
Risks Related to Our Business
The termination of our partnership with Pfizer and the discontinuance of our efforts to find a new marketing and development partner for Exubera and NGI will reduce our revenue significantly in 2008 as compared to 2007.
From our inception through the end of our 2007 fiscal year, we depended on Pfizer for revenue related to Exubera contract research and manufacturing. Our total revenue from Pfizer was $189.1 million and $139.9 million, representing 69% and 64% of total revenue, for the years ended December 31, 2007 and 2006, respectively, and nil and $64.3 million, representing 0% and 76% of total revenue, for the three months ended March 31, 2008 and 2007, respectively. On November 9, 2007, we entered into a termination agreement and mutual release with Pfizer, pursuant to which Pfizer made a one-time payment of $135.0 million to us in satisfaction of all outstanding contractual obligations under our then-existing agreements with Pfizer related to Exubera and the next-generation inhaled insulin development program, also known as NGI. All of our agreements with Pfizer, other than the termination agreement and mutual release, terminated as of November 9, 2007, including our collaborative development and licensing agreement with Pfizer.
Pursuant to our termination agreement and mutual release with Pfizer, Pfizer agreed to provide certain cooperation to assist us in securing a new marketing and development partner for Exubera and NGI. However, on April 9, 2008, we announced that we would cease all efforts to find a new marketing and development partner for Exubera and NGI in response to a new data analysis performed by Pfizer from ongoing clinical trials indicating an increase in the number of new cases of lung cancer in Exubera patients who were former smokers as compared to the control group. Prior to the termination of our partnership with Pfizer, Pfizer had sole responsibility for all regulatory matters, distribution, sales and marketing of Exubera and was also responsible for manufacturing and delivering bulk insulin for powder processing, filling the insulin powder into blister packs for the Exubera inhaler and providing the packaging for the final Exubera product. Thus, we could not have derived any future revenue from Exubera or NGI without securing a new marketing and development partner to assist in the manufacture of the products and provide sales, marketing and distribution services. However, as a result of the termination of our partnership with Pfizer and the discontinuance of our efforts to find a new partner for Exubera and NGI, we expect to derive no revenue from Pfizer in 2008 and no future revenue from Exubera or NGI.

If the preclinical testing or clinical trials conducted by us or our partners are delayed or unsuccessful, our business could be significantly harmed.
We have a number of partnered product candidates and proprietary product candidates in research and development, including preclinical testing and clinical trials. Preclinical testing and clinical trials are long, expensive and uncertain processes. It may take us, or our collaborative partners, several years to complete clinical trials. We have limited experience in clinical development. Failure can occur at any stage and at any time, regardless of how successful the results from preclinical and prior clinical testing may have been. Typically, there is a high rate of attrition for product candidates in preclinical and clinical trials due to safety, efficacy or other factors. Success in preclinical testing and early clinical trials does not necessarily predict success in later clinical trials. A number of other companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later stage clinical trials (i.e., Phase 2 or Phase 3 trials) due to factors such as inconclusive results and adverse medical events, even after achieving positive results in earlier trials that were satisfactory both to them and to reviewing regulatory agencies. If our partnered product candidates or proprietary product candidates fail during any clinical trial stage, it could have a significant and adverse impact on our business prospects. The timing of the completion of clinical trials and the availability of data from those trials can be very difficult to estimate due to many factors, including but not limited to, clinical trial design, the rate of qualified patient enrollment, changing standards of care (alternative treatments, patient screening testing), the time it takes to reach clinical trial end points, and certain other medical and scientific developments that are not controlled by us or our partners. Therefore, the completion of clinical trials and the availability of data from those trials can take much longer than we plan.
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
We intend to continue to seek partnerships with pharmaceutical and biotechnology partners to fund some of our research and development expense and develop and commercialize product candidates. For instance, we secured partnerships in 2007 based on our pulmonary and PEGylation technology, namely with the execution of a co-development, license and co-promotion agreement with Bayer for NKTR-061 and an exclusive research, development, license and manufacturing and supply agreement with Baxter for Hemophilia B, respectively. The timing of any future partnership, as well as the terms and conditions of the partnership, will affect our results of operation and financial condition. If we are unable to find suitable partners or to negotiate acceptable collaborative arrangements with respect to our existing and future product candidates or the licensing of our technology, or if any arrangements we negotiate, or have negotiated, include unfavorable commercial terms, our business, results of operations and financial condition could suffer.

If product liability claims are brought against us, we may incur significant liabilities and suffer damage to our reputation.
The manufacture, clinical testing, marketing and sale of medical and pharmaceutical products involve inherent product liability risks. Although Pfizer owns the new drug application with the FDA for Exubera and had sole responsibility for preparing prescribing information for physicians and the Exubera patient medication guide, as well as for the sales and marketing of Exubera, there remains a risk of product liability claims being brought against us. Whether or not we are ultimately successful in any product liability litigation, such litigation would consume substantial amounts of our financial and managerial resources and might result in adverse publicity, potential decrease in demand for products based on our technology platforms, injury to our reputation, withdrawal of clinical trial volunteers and loss of revenue, all of which would impair our business, results of operations and financial condition. Further, product liability claims could result in substantial judgments or settlements. Our insurance coverage may not cover or be adequate to satisfy any liability that may arise, and we may not be able to maintain our clinical trial insurance or product liability insurance at an acceptable cost, if at all. If our product liability costs exceed our product liability insurance coverage, we may incur substantial liabilities that could have a severe negative impact on our business, results of operations and financial condition. For instance, such uninsured liabilities could deplete financial resources that would otherwise be used to complete the development or commercialization of our product candidates.
We expect to continue to incur substantial losses and negative cash flow from operations and may not achieve or sustain profitability in the future.
In the three months ended March 31, 2008, we reported net losses of $40.7 million. If and when we achieve profitability depends upon a number of factors, including the timing and recognition of milestone payments and license fees received, the timing of revenue under collaboration agreements, the amount of investments we make in our proprietary product candidates, the regulatory approval and market success of our product candidates and the success of our strategy to fund our proprietary product development programs prior to partnering with other pharmaceutical and biotechnology companies. We may not be able to achieve and sustain profitability.
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
As of March 31, 2008, we had cash, cash equivalents, short-term investments and investments in marketable securities valued at approximately $412.6 million and approximately $345.3 million of indebtedness, including approximately $315.0 million in convertible subordinated notes, $23.6 million in capital lease obligations and $6.8 million of other liabilities. We expect to use a substantial portion of our cash to fund our ongoing operations over the next few years. In 2012, $315.0 million of our 3.25% convertible subordinated notes will mature.
Our substantial indebtedness has and will continue to impact us by:
•	making it more difficult to obtain additional financing;
•	constraining our ability to react quickly in an unfavorable economic climate;
•	constraining our stock price; and
•	constraining our ability to invest in our proprietary product development programs.

Currently, we are not generating positive cash flow and the negative impact to our revenue of the termination of our Exubera and NGI efforts, and corresponding expectation that we will derive no future revenue associated with those products, may further reduce our ability to meet our debt obligations. If we are unable to satisfy our debt service requirements, substantial liquidity problems could result. In relation to our convertible subordinated notes, since the market price of our common stock is significantly below the conversion price, the holders of our outstanding convertible subordinated notes are unlikely to convert the notes to common stock in accordance with the existing terms of the notes. If we do not generate sufficient cash from operations to repay principal or interest on our remaining convertible subordinated notes, or satisfy any of our other debt obligations, when due, we may have to raise additional funds from the issuance of equity or debt securities or otherwise restructure our obligations. Any such financing or restructuring may not be available to us on commercially acceptable terms, if at all.
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
Other than revenue from sales of Exubera inhalation powder and inhaler devices to Pfizer in 2007 and 2006, historically, our revenue is principally derived from collaboration agreements with partners. Such revenue includes milestone payments and reimbursement of a portion of our research and development expense charged to our partners pursuant to collaborative arrangements with them. The amount of our revenue derived from collaboration agreements in any given period will depend on a number of unpredictable factors, including our ability to find and maintain suitable partners, the timing of the negotiation and conclusion of collaboration agreements with such partners, whether and when we achieve milestones agreed upon with our partners, whether the partnership is exclusive or whether we can seek other partners, the timing of regulatory approvals and the market introduction of new products, as well as other factors.
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
Even if we or our partners receive regulatory approval of a product, the approval may limit the indicated uses for which the product may be marketed. Our partnered products that have obtained regulatory approval, and the manufacturing processes for these products, are subject to continued review and periodic inspections by the FDA and other regulatory authorities. Discovery from such review and inspection of previously unknown problems may result in restrictions on marketed products or on us, including withdrawal or recall of such products from the market, suspension of related manufacturing operations or a more restricted label. For instance, Pfizer’s update of the Exubera labeling in April 2008 to include information in the warnings section for doctors and patients regarding an imbalance of the number of new cases of lung cancer in Exubera patients who were former smokers as compared to the control group could have significantly and negatively impacted the market for Exubera had this product still been actively marketed. The failure to obtain timely regulatory approval of product candidates, any product marketing limitations or a product withdrawal would negatively impact our business, results of operations and financial condition.

If we or our partners are not able to manufacture products in quantities and at costs that are commercially feasible, our proprietary and partnered product candidates will not be successfully commercialized.
If we are not able to scale-up manufacturing to meet the drug or inhaler device quantities required to support large clinical trials or commercial manufacturing in a timely manner or at a commercially reasonable cost, we risk not meeting our supply requirements and contractual obligations. Building and validating large scale clinical or commercial-scale manufacturing facilities and processes, recruiting and training qualified personnel and obtaining necessary regulatory approvals is complex, expensive and time consuming. We also sometimes face very limited supply of a critical raw material that can only be obtained from a single, or a limited number of, suppliers, which could constrain our manufacturing output. In addition, in the past we have encountered challenges in scaling up manufacturing to meet the requirements of large scale clinical trials without making modifications to the drug formulation or device design which has the potential to cause significant and unanticipated delays in clinical development. Failure to manufacture products in quantities or at costs that are commercially feasible could cause us not to meet our supply requirements, contractual obligations or other requirements for our proprietary or partner product candidates and, as a result, would negatively impact our business, results of operations and financial condition.
If government and private insurance programs do not provide reimbursement for our partnered products or proprietary products, those products will not be widely accepted, which would have a negative impact on our business, results of operations and financial condition.
In both domestic and foreign markets, sales of our partnered and proprietary products that have received regulatory approval will depend in part on market acceptance among physicians and patients, pricing approvals by government authorities and the availability of reimbursement from third-party payers, such as government health administration authorities, managed care providers, private health insurers and other organizations. Such third-party payers are increasingly challenging the price and cost effectiveness of medical products and services. Therefore, significant uncertainty exists as to the pricing approvals for, and the reimbursement status of, newly approved healthcare products. Moreover, legislation and regulations affecting the pricing of pharmaceuticals may change before regulatory agencies approve our proposed products for marketing and could further limit pricing approvals for, and reimbursement of, our products from government authorities and third-party payers. A government or third-party payer decision not to approve pricing for, or provide adequate coverage and reimbursements of, our products would limit market acceptance of such products.
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
There are several competitors for our proprietary product candidates currently in development. For NKTR-061 (inhaled Amikacin), the current standard of care includes several approved intravenous antibiotics for the treatment of either hospital-acquired pneumonia or ventilator-associated pneumonia in patients on mechanical ventilators. For NKTR-118 (PEGylated naloxol), there are currently several alternative therapies used to address opioid-induced constipation (OIC) and opioid-induced bowel dysfunction (OBD) including over-the-counter laxatives and stool softeners such as docusate sodium, senna and milk of magnesia. In addition, there are a number of companies developing potential products which are in various stages of clinical development and are being evaluated for the treatment of OIC and OBD in different patient populations, including Adolor Corporation, GlaxoSmithKline, Progenics Pharmaceuticals, Inc., Wyeth, Mundipharma Int. Limited, Sucampo Pharmaceuticals and Takeda Pharmaceutical Company Limited. For NKTR-102 (PEG-irinotecan), there are a number of approved therapies for the treatment of colorectal cancer, including Eloxatin, Camptosar, Avastin, Erbitux, Vectibux, Xeloda, Adrucil and Wellcovorin. In addition, there are a number of drugs in various stages of preclinical and clinical development from companies exploring cancer therapies or improved chemotherapeutic agents to potentially treat colorectal cancer, including, but not limited to, products in development from Bristol-Myers Squibb Company, Pfizer, GlaxoSmithKline plc, Antigenics Inc., F. Hoffman La Roche Ltd., Novartis AG, Cell Therapeutics, Inc., Neopharm, Inc., Meditech Research Limited, Enzon Pharmaceuticals, Inc. and others.
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

We could be involved in legal proceedings regarding our intellectual property rights, or those of our partners, and may incur substantial litigation costs and liabilities that will adversely affect our business, results of operations and financial condition.
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
Our business strategy requires us to manage our business to provide for the continued development and potential commercialization of our proprietary and partnered product candidates. Our strategy also calls for us to undertake increased research and development activities and to manage an increasing number of relationships with partners and other third parties, while simultaneously managing the expenses generated by these activities. If we are unable to manage effectively our current operations and any growth we may experience, our business, financial condition and results of operations may be adversely affected. Our restructuring efforts in February 2008 resulted in a reduction of approximately 110 employees, or approximately 20 percent of our regular full-time staff. If we are unable to effectively manage our expenses, we may find it necessary to reduce our personnel-related costs through further reductions in our workforce, which could harm our operations, employee morale and impair our ability to retain and recruit talent. Furthermore, if adequate funds are not available, we may be required to obtain funds through arrangements with partners or other sources that may require us to relinquish rights to certain of our technologies or products that we would not otherwise relinquish.
We are dependent on our management team and key technical personnel, and the loss of any key manager or employee may impair our ability to develop our products effectively and may harm our business, results of operations and financial condition.
Our success largely depends on the continued services of our executive officers and other key personnel. The loss of one or more members of our management team or other key employees could seriously harm our business, results of operations and financial condition. The relationships that our key managers have cultivated within our industry make us particularly dependent upon their continued employment with us. We are also dependent on the continued services of our technical personnel because of the highly technical nature of our products and the regulatory approval process. Because our executive officers and key employees are not obligated to provide us with continued services, they could terminate their employment with us at any time without penalty. We do not have any post-employment non-competition agreements with any of our employees and do not maintain key person life insurance policies on any of our executive officers or key employees. On February 8, 2008, Hoyoung Huh, our Chief Operating Officer and Head of the PEGylation Business Unit, resigned from his positions with us effective February 29, 2008. We are currently searching for a qualified replacement for Dr. Huh. However, we may not be able to locate or employ a replacement for Dr. Huh on acceptable terms in the immediate future, if at all. Though our Board of Directors has appointed Dr. Huh as a director to serve until the 2009 annual meeting of stockholders or until his successor is duly elected and qualified, we may not benefit from his service as a director to the same extent we benefited from his service as the Chief Operating Officer and Head of the PEGylation Business Unit due to the varied duties of each position.

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
Our stock price is volatile. In the three months ended March 31, 2008, based on closing bid prices on the NASDAQ Global Select Market, our stock price ranged from $6.12 to $7.50. We expect our stock price to remain volatile. In addition, as our convertible senior notes are convertible into shares of our common stock, volatility or depressed prices of our common stock could have a similar effect on the trading price of the notes. Interest rate fluctuations can also affect the price of our convertible senior notes. A variety of factors may have a significant effect on the market price of our common stock or notes, including:
•	announcements of data from, or material developments in, our clinical trials or those of our competitors, including safety data indicating potential risks in the use of our proprietary or partnered product candidates, such as the inclusion of information in the labeling regarding a data imbalance observing an increased number of lung carcinoma in users of Exubera who were former smokers, or delays in the development, approval or launch of our proprietary product candidates;
•	announcements of changes in governmental regulation, orders or recommendations affecting us or our competitors, such as Pfizer’s update of the Exubera labeling in April 2008;
•	public concern as to the safety of drug formulations, such as Exubera, developed by us or others;
•	product liability claims against us or our partners or litigation brought against us by, or by us against, third parties to whom we have indemnification obligations;
•	announcements by collaboration partners as to their plans or expectations related to products using our technologies;
•	announcements or terminations of collaborative relationships by us or our competitors, such as Pfizer’s announcement late in our 2007 fiscal year that it had terminated our partnership for Exubera and NGI;
•	developments in patent or other proprietary rights;
•	announcements of technological innovations or new therapeutic products that may compete with our approved products or products under development;
•	hedging activities by purchasers of our convertible senior notes;
•	fluctuations in our results of operations; and
•	general market conditions.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None, including no purchases of any class of our equity securities by us or any affiliate pursuant to any publicly announced repurchase plan in the three months ended March 31, 2008.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.

Item 6. Exhibits
Except as so indicated in Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit
Number		Description of Documents

10.1	(1)	Amended and Restated Compensation Plan for Non-Employee Directors.

10.2	(1)	Nektar Discretionary Incentive Compensation Policy.

31.1	(1)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	(1)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	(1)*	Section 1350 Certifications.

(1)	Filed herewith.

*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as otherwise stated in such filing.

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ John Nicholson
John Nicholson
Senior Vice President and Chief Financial Officer

Date: May 8, 2008

By:	/s/ Jillian B. Thomsen

Jillian B. Thomsen
Vice President and Chief Accounting Officer

Date: May 8, 2008

EXHIBIT INDEX
Except as so indicated in Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference in, this Quarterly Report on Form 10-Q.

Exhibit
Number		Description of Documents

10.1	(1)	Amended and Restated Compensation Plan for Non-Employee Directors.

10.2	(1)	Nektar Discretionary Incentive Compensation Policy.

31.1	(1)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	(1)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	(1)*	Section 1350 Certifications.

(1)	Filed herewith.

*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as otherwise stated in such filing.