Form 10-Q
period 2008-06-30
NEKTAR THERAPEUTICS
filed 2008-08-08
CIK 906709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
or

☐	TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 0-24006

NEKTAR THERAPEUTICS
(Exact name of registrant as specified in its charter)

Delaware	94-3134940
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 92,414,682 on July 31, 2008.

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

PART I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements — Unaudited:
NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share information)

	June 30, 2008	December 31, 2007
	Unaudited	(1)
ASSETS
Current assets:
Cash and cash equivalents	$31,829	$76,293
Short-term investments	342,078	406,060
Accounts receivable, net of allowance of $92 and $33 at June 30, 2008 and December 31, 2007, respectively	12,067	21,637
Inventory	10,166	12,187
Other current assets	13,988	7,106

Total current assets	$410,128	$523,283

Property and equipment, net	114,229	114,420
Goodwill	78,431	78,431
Other intangible assets, net	2,207	2,680
Other assets	4,498	6,289

Total assets	$609,493	$725,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,862	$3,589
Accrued compensation	11,276	14,680
Accrued expenses to contract manufacturers	—	40,444
Accrued expenses	21,545	12,446
Interest payable	2,645	2,638
Capital lease obligations, current portion	1,833	2,335
Deferred revenue, current portion	17,053	19,620
Other current liabilities	2,546	2,340

Total current liabilities	$58,760	$98,092
Convertible subordinated notes	315,000	315,000
Capital lease obligations	21,016	21,632
Deferred revenue	58,595	61,349
Deferred gain	7,626	8,680
Other long-term liabilities	4,795	5,911

Total liabilities	$465,792	$510,664
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock, $0.0001 par value; 300,000 authorized; 92,415 shares and 92,301 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	9	9
Capital in excess of par value	1,306,787	1,302,541
Accumulated other comprehensive income	739	1,643
Accumulated deficit	(1,163,834)	(1,089,754)

Total stockholders’ equity	143,701	214,439

Total liabilities and stockholders’ equity	$609,493	$725,103

(1)	Derived from audited consolidated financial statements at this date.
The accompanying notes are an integral part of these condensed consolidated financial statements.

NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30
	2008	2007	2008	2007
Revenue:
Product sales and royalties	$9,010	$49,302	$19,381	$122,321
Contract research	11,391	16,615	21,012	28,612

Total revenue	20,401	65,917	40,393	150,933

Operating costs and expenses:
Cost of goods sold	5,444	39,490	12,671	96,012
Cost of idle Exubera manufacturing capacity	1,487	—	6,821	—
Research and development	33,500	41,000	70,873	78,492
General and administrative	13,091	13,178	24,802	29,913
Amortization of other intangible assets	237	237	473	473

Total operating costs and expenses	53,759	93,905	115,640	204,890

Loss from operations	(33,358)	(27,988)	(75,247)	(53,957)

Non-operating income (expense):
Interest income	3,190	5,452	8,203	10,925
Interest expense	(3,929)	(4,702)	(7,847)	(9,635)
Other income (expense), net	769	(22)	1,071	(16)

Total non-operating income	30	728	1,427	1,274

Loss before provision for income taxes	(33,328)	(27,260)	(73,820)	(52,683)
Provision for income taxes	47	250	260	500

Net loss	$(33,375)	$(27,510)	$(74,080)	$(53,183)

Basic and diluted net loss per share	$(0.36)	$(0.30)	$(0.80)	$(0.58)

Shares used in computing basic and diluted net loss per share	92,400	91,804	92,365	91,630

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended
	June 30,
	2008	2007
Cash flows used in operating activities:
Net loss	$(74,080)	$(53,183)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,863	11,690
Depreciation and amortization	11,820	15,250
Amortization of gain related to sale of building	(437)	(437)
Loss on disposal of assets	128	904
Changes in assets and liabilities:
Decrease (increase) in trade accounts receivable	9,570	(2,681)
Decrease (increase) in inventories	2,021	(2,572)
Decrease (increase) in prepaids and other assets	(6,026)	5,388
Increase (decrease) in accounts payable	(1,727)	(4,264)
Increase (decrease) in accrued compensation	(3,676)	954
Increase (decrease) in accrued expenses to contract manufacturers	(40,444)	—
Increase (decrease) in accrued expenses	9,099	(1,600)
Increase (decrease) in interest payable	7	(708)
Increase (decrease) in deferred revenue	(5,321)	16,952
Increase (decrease) in other liabilities	(1,222)	(380)

Net cash used in operating activities	$(96,425)	$(14,687)

Cash flows from investing activities:
Purchases of investments	(334,685)	(273,540)
Sales of investments	28,590	—
Maturities of investments	369,337	353,171
Purchases of property and equipment	(10,349)	(11,765)

Net cash provided by investing activities	$52,893	$67,866

Cash flows from financing activities:
Repayments of convertible subordinated notes	—	(36,026)
Payments of loan and capital lease obligations	(1,151)	(823)
Proceeds from issuance of common stock related to employee stock purchase plan	168	572
Proceeds from issuance of common stock related to employee stock option exercises	215	2,136

Net cash used in financing activities	$(768)	$(34,141)

Effect of exchange rates on cash and cash equivalents	(164)	58

Net increase (decrease) in cash and cash equivalents	$(44,464)	$19,096
Cash and cash equivalents at beginning of period	76,293	63,760

Cash and cash equivalents at end of period	$31,829	$82,856

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEKTAR THERAPEUTICS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
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
Principles of Consolidation
Our condensed consolidated financial statements include the financial position, results of operations and cash flows of our wholly-owned subsidiaries: Nektar Therapeutics AL, Corporation (“Nektar AL”), Nektar Therapeutics (India) Private Limited, Nektar Therapeutics UK, Ltd. (“Nektar UK”) and Aerogen, Inc. On November 30, 2007, we sold Aerogen Ireland Ltd, a subsidiary of Aerogen, Inc. (“Aerogen Ireland”), and therefore Aerogen Ireland was not included in our financial position as of December 31, 2007 or June 30, 2008 and results of operations and cash flows for the three months and six months ended June 30, 2008. All intercompany accounts and transactions have been eliminated in consolidation.
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
We are dependent on our partners, vendors and third party manufacturers to provide certain raw materials, active pharmaceutical ingredients and pulmonary delivery devices of the appropriate quality and reliability to meet applicable regulatory requirements. Consequently, in the event that supplies are delayed or interrupted for any reason, our ability to develop and meet our supply commitments could be impaired, which could have a material adverse effect on our business, financial condition and results of operation.
Income Taxes
We account for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”), and FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. At June 30, 2008 and December 31, 2007, we have provided a full valuation allowance against our net deferred tax assets generated by our domestic net operating loss and we have recorded a provision for foreign income taxes payable in India at an effective rate in India of approximately 34%.
Recent Accounting Pronouncements
SFAS 162
In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not expect the adoption of SFAS No. 162 to have a material effect on our financial position or results of operations.
APB 14-1
In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. We are assessing the potential impact that the adoption of FSP APB 14-1 may have on our results of operations and financial position.

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
Termination of Exubera Inhaler Manufacturing and Supply Agreement
We were a party to a manufacturing and supply agreement (the “Exubera Inhaler MSA”) with Tech Group North America, Inc. (“Tech Group”) and Bespak Europe Ltd. (“Bespak”) related to the manufacture and supply of Exubera inhalers. As a result of the November 2007 Pfizer termination described above, we concluded no further orders for supply of Exubera inhalers were required from Tech Group and Bespak in the foreseeable future. In December 2007, we began discussions with Tech Group and Bespak to terminate the Exubera Inhaler MSA. As of December 31, 2007, we recorded $40.4 million of accrued expenses to Bespak and Tech Group for outstanding accounts payable and termination costs and expenses that were due and payable under the termination provisions of the Exubera Inhaler MSA. These obligations to Bespak and Tech Group were repaid in their entirety during the six months ended June 30, 2008. We have no remaining termination liabilities to Bespak or Tech Group as of June 30, 2008.
Exubera Manufacturing Continuation Agreements
In connection with the termination of the Exubera Inhaler MSA, we entered into a 2008 continuation agreement with Tech Group, pursuant to which Tech Group agreed to preserve key personnel and manufacturing facilities to support potential future Exubera inhaler manufacturing from January through April 2008. We also entered into a letter agreement with Pfizer to retain a limited number of Exubera manufacturing personnel at Pfizer’s Terre Haute, Indiana manufacturing facility during March and April 2008. Following the termination of our inhaled insulin programs on April 9, 2008, we have terminated these continuation agreements with Tech Group and Pfizer. For the three months and six months ended June 30, 2008, we expensed $1.5 million and $4.5 million, respectively, related to these continuation agreements.
Cost of Idle Exubera Manufacturing Capacity
Cost of idle Exubera manufacturing capacity of $1.5 million for the three months ended June 30, 2008 and $6.8 million for the six months ended June 30, 2008, primarily includes costs payable to Tech Group and Pfizer under our manufacturing continuation agreements discussed above and severance and outplacement costs for our Exubera employees terminated as part of the February 2008 workforce reduction plan. Cost of idle Exubera manufacturing capacity also includes an allocation of manufacturing costs shared between commercial operations and research and development including employee compensation and benefits, rent, and utilities. Following the termination of our Exubera and NGI partnering efforts on April 9, 2008, we have ceased spending associated with maintaining Exubera manufacturing capacity and any further NGI development.
Note 3—Cash, Cash Equivalents, and Available-For-Sale Investments
Cash, cash equivalents, and available-for-sale investments are as follows (in thousands):

	Estimated Fair Value at
	June 30, 2008	December 31, 2007
Cash and cash equivalents	$31,829	$76,293
Short-term investments (less than one year to maturity)	342,078	406,060

Total cash, cash equivalents, and available-for-sale investments	$373,907	$482,353

Our portfolio of cash, cash equivalents, and available-for-sale investments includes (in thousands):

	Estimated Fair Value at
	June 30, 2008	December 31, 2007
Obligations of U.S. government agencies	$181,329	$37,333
U.S. corporate commercial paper	157,865	293,866
Obligations of U.S. corporations	18,805	100,727
Cash and money market funds	15,908	50,427

Total cash, cash equivalents, and available-for-sale investments	$373,907	$482,353

Gross unrealized gains on the portfolio were $0.2 million and $0.5 million as of June 30, 2008 and December 31, 2007, respectively. Gross unrealized losses on the portfolio were $0.5 million and $0.1 million as of June 30, 2008 and December 31, 2007, respectively. The gross unrealized losses were primarily due to changes in interest rates on fixed income securities. We have a history of holding our investments to maturity and we have the ability and intent to hold our debt securities to maturity when they will be redeemed at full par value. Accordingly, we consider these unrealized losses to be temporary and have not recorded a provision for impairment.
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
The following table represents the fair value hierarchy for our financial assets (cash equivalents and available-for-sale investments) measured at fair value on a recurring basis as of June 30, 2008 (in thousands):

	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	Level 1	Level 2	Level 3	Total
Obligations of U.S. government agencies	$—	$181,329	$—	$181,329
U.S. corporate commercial paper	—	157,865	—	157,865
Obligations of U.S. corporations	—	18,805	—	18,805
Money market funds	12,325	—	—	12,325

Cash equivalents and available-for-sale investments	$12,325	$357,999	$—	$370,324

Note 5—Inventory
Inventory consists of the following (in thousands):

	June 30, 2008	December 31, 2007
Raw materials	$7,528	$9,522
Work-in-process	2,158	1,749
Finished goods	480	916

Inventory	$10,166	$12,187

Inventory consists of raw materials, work-in-process and finished goods for our commercial PEGylation business. Reserves are determined using specific identification plus an estimated reserve for potential defective or excess inventory based on historical experience or projected usage. Inventories are reflected net of reserves of $5.7 million and $5.8 million as of June 30, 2008 and December 31, 2007, respectively.
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
To date we have not incurred costs to defend lawsuits or settle claims related to these indemnification obligations. If any of our indemnification obligations is triggered, we may incur substantial liabilities. Because the obligated amount under these agreements is not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. No liabilities have been recorded for these obligations on our Condensed Consolidated Balance Sheets as of June 30, 2008 or December 31, 2007.
License, Manufacturing and Supply Agreements for Products Based on our PEGylation Technology
As part of our license, manufacturing and supply agreements with our partners for the development or manufacture and supply of PEG reagents or intellectual property licenses based on our PEGylation technology, we generally agree to defend, indemnify and hold harmless our partners from and against third party liabilities arising out of the agreements, including product liability and infringement of intellectual property. The term of these indemnification obligations is generally perpetual any time after execution of the agreements. There is no limitation on the potential amount of future payments we could be required to make under these indemnification obligations. We have never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. If any of our indemnification obligations is triggered, we may incur substantial liabilities. Because the obligated amount in these agreements is not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations in our Condensed Consolidated Balance Sheets as of June 30, 2008 or December 31, 2007.
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
Note 7—Significant Collaborative Research and Development Agreements
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
On May 30, 2008, we delivered the renal impairment clinical study report to Bayer and met the first performance milestone. We received $10.0 million associated with this performance milestone in August 2007, which was recorded as deferred revenue until the milestone was met. The revenue associated with this milestone will be amortized through the estimated date of the commencement of the Phase III clinical trial, the next performance milestone, which is estimated to occur in the fourth quarter of 2008. We recognized $1.8 million of milestone amortization revenue during the three months and six months ended June 30, 2008.

Note 8—Workforce Reduction Plans
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
The 2007 Plan reduced our workforce by approximately 180 full-time employees, or approximately 25 percent of our regular full-time employees, and was substantially complete as of December 31, 2007. During the three months and six months ended June 30, 2008, we made payments for severance, relocation costs and medical insurance related to the 2007 Plan.
The 2008 Plan was finalized by executive management on February 8, 2008. The 2008 Plan reduced our workforce by approximately 110 employees, or approximately 20 percent of our regular full-time employees. We notified the employees affected by the 2008 Plan on February 11, 2008. We estimate the 2008 Plan will cost approximately $5.3 million, comprised of cash payments for severance, medical insurance, and outplacement services. Certain notified employees voluntarily terminated prior to their scheduled termination dates or were offered other permanent positions within Nektar. As a result, we have reversed $0.1 million of net workforce reduction charges related to the 2008 Plan as a change in estimate during the three months ended June 30, 2008. We expect to record an additional $0.1 million during the remainder of 2008 for employees with termination dates longer than two months from the date of notification. We expect the 2008 Plan will be substantially complete by December 31, 2008.
Since May 2007, we have incurred $13.6 million related to our two workforce reduction plans, $5.2 million related to the 2008 Plan and $8.4 million related to the 2007 Plan, which includes $0.7 million which was recognized during the second half of 2007. For the three months and six months ended June 30, 2008, workforce reduction charges were recorded in our Condensed Consolidated Financial Statements as follows (in thousands):

	Three months ended June 30,
	2008			2007
	2007 Plan	2008 Plan	Total	2007 Plan
Cost of goods sold, net of inventory change	$—	$(16)	$(16)	$938
Research and development expense	(8)	(39)	(47)	5,220
General and administrative expense	—	(15)	(15)	1,546

Total workforce reduction charges	$(8)	$(70)	$(78)	$7,704

	Six months ended June 30,
	2008			2007
	2007 Plan	2008 Plan	Total	2007 Plan
Cost of goods sold, net of inventory change	$—	$161	$161	$938
Cost of idle Exubera manufacturing capacity	—	1,221	1,221	—
Research and development expense	17	3,275	3,292	5,220
General and administrative expense	—	537	537	1,546

Total workforce reduction charges	$17	$5,194	$5,211	$7,704

The following table summarizes the liabilities associated with the 2007 Plan and 2008 Plan included in accrued compensation in our Condensed Consolidated Balance Sheet as of June 30, 2008 and the activity during the six months ended June 30, 2008 (in thousands):

	2007 Plan	2008 Plan	Total
Balance at December 31, 2007	$580	$—	$580
Charges	17	5,194	5,211
Payments	(596)	(4,750)	(5,346)

Balance at June 30, 2008	$1	$444	$445

Note 9—Stock-Based Compensation
Total stock-based compensation costs were recorded in our Condensed Consolidated Financial Statements as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Cost of goods sold, net of inventory change	$91	$476	$121	$1,067
Cost of idle Exubera manufacturing capacity	—	—	23	—
Research and development expense	1,141	2,187	1,110	5,299
General and administrative expense	1,547	1,745	2,609	4,414

Total stock-based compensation costs	$2,779	$4,408	$3,863	$10,780

Our stock-based compensation expense decreased by $1.6 million and $6.9 million, respectively, for the three months and six months ended June 30, 2008 compared to the three months and six months ended June 30, 2007. The decrease in stock-based compensation expense is attributable to decreased expense related to performance based restricted stock unit awards, lower fair market value of options granted in the six months ended June 30, 2008 compared to 2007, and an increase in our estimated annual forfeiture rates. As of June 30, 2008, approximately 8,332,809 unvested stock options were outstanding with exercise prices ranging between $ 3.35 and $ 21.78.
Aggregate Unrecognized Stock-Based Compensation Expense
Aggregate total unrecognized stock-based compensation expense is expected to be recognized as follows (in thousands):

As of
Fiscal Year	June 30, 2008
2008 (remaining 6 months)	$5,909
2009	10,274
2010	9,041
2011	6,778
2012 and thereafter	820

$32,822

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

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Convertible subordinated notes	14,638	15,958	14,638	16,155
Stock options	15,064	11,309	13,590	10,834

Total	29,702	27,267	28,228	26,989

Note 11—Comprehensive Loss
Comprehensive loss is comprised of net loss and other comprehensive income and includes the following components (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net loss, as reported	$(33,375)	$(27,510)	$(74,080)	$(53,183)
Change in net unrealized gains (losses) on available-for-sale investments	(1,300)	92	(740)	347
Translation adjustment	(174)	72	(164)	58

Total comprehensive loss	$(34,849)	$(27,346)	$(74,984)	$(52,778)

The components of accumulated other comprehensive income are as follows (in thousands):

	June 30, 2008	December 31, 2007
Unrealized gain (loss) on available-for-sale securities	$(312)	$428
Translation adjustment	1,051	1,215

Total accumulated other comprehensive income	$739	$1,643

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
We create or enable potential breakthrough products in two ways. First, we develop products in collaboration with pharmaceutical and biotechnology companies that seek to improve both already approved drugs and, in certain cases, novel drug candidates in various stages of development. All of the approved products today that use our technology platforms are a result of collaborations with partners. Second, we develop our own product candidates by applying our technologies to already approved drugs and, in some cases, novel drug candidates in various stages of development, to create and develop our own differentiated, proprietary product candidates that are designed to target serious diseases in novel ways. We currently have two proprietary product candidates in mid-stage clinical development and a number of other candidates in preclinical development.
Our two leading technology platforms enable improved performance of a variety of existing and new molecules. Our PEGylation technology is a chemical process designed to enhance the performance of most drug classes with the potential to improve solubility and stability, increase drug half-life, reduce membrane transfer, reduce immune responses to an active drug and improve the efficacy or safety of a molecule in certain instances. Our pulmonary technology makes drugs inhaleable to deliver them to and through the lungs for local lung applications.
There are two key elements to our business strategy. First, we are developing a portfolio of proprietary product candidates by applying our PEGylation and pulmonary technology platforms and know-how to improving already approved drugs and, in some cases, novel drug candidates in various stages of development. Our strategy is to identify molecules that would benefit from the application of our technologies and potentially improve one or more performance parameters, including efficacy, safety and ease of use. Our objective is to create value by advancing these product candidates into clinical development and then deciding on a product-by-product basis whether we wish to continue development and commercialize on our own or seek a partner, or pursue a combination of these approaches. Our most advanced proprietary product candidates are NKTR-102 (PEG-irinotecan) for the treatment of solid tumors, including colorectal cancer, and NKTR-118 (oral PEG-naloxol) for the treatment of opioid-induced bowel dysfunction, both of which are currently in Phase 2 clinical development.

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
Historically, we had depended on revenue from Pfizer Inc. related to Exubera and our next-generation inhaled insulin product development program (“NGI”) contract research and Exubera manufacturing. Our revenue from Pfizer related to Exubera and NGI was approximately $41.9 million and $106.2 million, representing 64% and 70% of revenue, for the three months and six months ended June 30, 2007, respectively, and nil for the three months and six months ended June 30, 2008.
On October 18, 2007, Pfizer announced that it was exiting the Exubera business and gave notice of termination under our collaborative development and licensing agreement. On November 9, 2007, we entered into a termination agreement and mutual release with Pfizer. Under the termination agreement and mutual release, we received a one-time payment of $135.0 million in November 2007 from Pfizer in satisfaction of all outstanding contractual obligations under our then-existing agreements relating to Exubera and NGI. All agreements between Pfizer and us related to Exubera and NGI, other than the termination agreement and mutual release and a related interim Exubera manufacturing maintenance letter, terminated on November 9, 2007.
Pursuant to our termination agreement and mutual release with Pfizer, Pfizer agreed to provide certain cooperation to assist us in securing a new marketing and development partner for Exubera and NGI. On April 9, 2008, we announced that we had ceased all negotiations with potential partners for Exubera and NGI as a result of new data analysis from ongoing clinical trials conducted by Pfizer which indicated an increase in the number of new cases of lung cancer in Exubera patients who were former smokers as compared to patients in the control group who were former smokers. We have ceased spending associated with maintaining Exubera manufacturing capacity and any further NGI development, including, but not limited to, terminating, in April 2008, a maintenance letter agreement, pursuant to which Pfizer had agreed to maintain a group of key Pfizer manufacturing personnel in Pfizer’s Exubera manufacturing facility in Terre Haute, Indiana, and a termination and 2008 continuation agreement with Tech Group North America, Inc. (“Tech Group”), pursuant to which Tech Group had agreed to preserve key personnel and manufacturing facilities to support potential future Exubera inhaler manufacturing. We expensed $4.5 million for these Pfizer and Tech Group agreements for the six months ended June 30, 2008, including $1.5 million in April 2008 for the final month of maintenance provided under these agreements.
In an effort to reduce ongoing operating costs and improve our organizational structure, efficiency and productivity, we executed a workforce reduction plan in May 2007. In February 2008, we executed another workforce reduction plan designed to streamline the company, consolidate corporate functions and strengthen decision-making and execution within our business units. The February 2008 workforce reduction reduced our workforce by approximately 110 employees, or approximately 20 percent of our regular full-time employees. Please refer to the discussion in “Workforce Reduction Plans” under Note 8 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for more information regarding these plans.

For the three months and six months ended June 30, 2008, net cash used for our operating activities was $31.5 million and $96.4 million, respectively. For the three months and six months ended June 30, 2008, we made the following payments, among others: (i) $7.5 million and $39.9 million, respectively, to Bespak Europe Ltd. (“Bespak”) and Tech Group as payment for termination amounts due under our Exubera inhaler manufacturing and supply agreement with those companies, all of which was recorded as an expense in 2007, (ii) $0.8 million and $3.4 million, respectively, to Tech Group to maintain Exubera inhaler manufacturing capacity through April 2008 and (iii) $1.5 million and $5.3 million, respectively, for severance, employee benefits and outplacement services in connection with our workforce reduction plans. We do not utilize cash in operations ratably throughout the year. Our cash used in operations decreased for the three months ended June 30, 2008 as compared to the three months ended March 31, 2008 and we expect our cash used in operations to continue to decrease during the second half of 2008 as compared with the first half of 2008.
The investment required to advance our proprietary product development programs, our ability to manage ongoing expense and the cash generated by new partnerships, if any, will be the key drivers of our results of operations and financial position in 2008. To fund our research and development activities, we have raised significant amounts of capital through the sale of our equity and convertible debt securities. As of June 30, 2008, we had approximately $343.6 million in indebtedness. Our ability to meet the repayment obligations of this debt is dependent upon our and our partners’ ability to develop, obtain regulatory approvals for and successfully commercialize products. Even if we are successful in this regard, we may require additional capital to repay our debt obligations as they become due.
Research and Development Activities
Our product pipeline includes both partnered products and development programs and proprietary product development programs. We have ongoing collaborations or licensing arrangements with numerous biotechnology and pharmaceutical companies to provide our pulmonary and PEGylation technologies. Our technologies are currently being used in ten products approved in the U.S. or Europe, in three partnered programs that have been filed with the FDA and twelve development programs in human clinical trials.
The length of time that a development program is in a given phase varies substantially according to factors such as the type and intended use of the potential product, the clinical trial design, the ability to enroll suitable patients and changing standards of care, all of which are affected by medical and scientific developments and other variables not controlled by us or our partners. Generally, for our partnered programs, advancement from one phase to the next and the related costs are dependent upon factors primarily controlled by our partners.
In connection with our research and development for partnered products and development programs, we earned $11.4 million and $21.0 million in contract research revenue for the three months and six months ended June 30, 2008, respectively, and $16.6 million and $28.6 million in contract research revenue for the three months and six months ended June 30, 2007. The estimated completion dates and costs for our programs are not reasonably certain. See “Part II, Item 1A—Risk Factors” for discussion of the risks associated with our partnered and proprietary research and development programs and the timing and risks associated with clinical development.
Results of Operations
Three Months and Six Months Ended June 30, 2008 and 2007
Revenue (in thousands except percentages)

				Percentage
	Three months	Three months	Increase /	Increase /
	ended	ended	(Decrease)	(Decrease)
	June 30, 2008	June 30, 2007	2008 vs. 2007	2008 vs. 2007
Product sales and royalties	$9,010	$49,302	$(40,292)	(82%)
Contract research	11,391	16,615	(5,224)	(31%)

Total revenue	$20,401	$65,917	$(45,516)	(69%)

				Percentage
	Six months	Six months	Increase /	Increase /
	ended	ended	(Decrease)	(Decrease)
	June 30, 2008	June 30, 2007	2008 vs. 2007	2008 vs. 2007
Product sales and royalties	$19,381	$122,321	$(102,940)	(84%)
Contract research	21,012	28,612	(7,600)	(27%)

Total revenue	$40,393	$150,933	$(110,540)	(73%)

The decrease in total revenue for the three months and six months ended June 30, 2008, as compared to the three months and six months ended June 30, 2007, was primarily due to the termination of our collaborative development and license agreement, and related agreements, with Pfizer related to Exubera and NGI. We had no revenue from Pfizer related to Exubera or NGI for the three months and six months ended June 30, 2008 compared to $41.9 million and $106.2 million, representing 64% and 70% of our total revenue, for the three months and six months ended June 30, 2007, respectively.
Product sales and royalties
For the three months and six months ended June 30, 2007, Exubera product sales and commercialization readiness revenue from Pfizer accounted for $35.3 million and $96.8 million, respectively, of our total revenue. We had no revenue from Pfizer related to Exubera for the three months and six months ended June 30, 2008. Non-Exubera product sales and royalties decreased by approximately $4.9 million, or 35%, for the three months ended June 30, 2008, compared to the three months ended June 30, 2007 and $6.2 million, or 24%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The decrease in non-Exubera product sales and royalties is primarily attributable to lower PEGylation product sales and royalties and the November 30, 2007 sale of Aerogen Ireland Ltd., one of our former subsidiaries that manufactured and supplied general purpose nebulizer devices, and which accounted for $1.4 million and $2.9 million, respectively, in revenue for the three months and six months ended June 30, 2007. The decrease in PEGylation product sales is due to a change in the timing of sales between quarters, which depends on the manufacturing requirements of our partners. We expect PEGylation product sales to remain at a consistent level in the third quarter and increase during the fourth quarter of 2008.
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
For the three months and six months ended June 30, 2007, contract research revenue from Pfizer related to Exubera and NGI accounted for $6.6 million and $9.4 million, respectively, of our total revenue. We had no contract research revenue from Pfizer related to Exubera or NGI for the three months and six months ended June 30, 2008. Non-Pfizer contract research revenue remained consistent for the three and six months ended June 30, 2008 compared to the same periods in 2007. During the second quarter of 2008, we met the first performance milestone under our collaborative agreement with Bayer Healthcare LLC (“Bayer”) to develop NKTR-061 (inhaled amikacin) when we delivered the renal impairment clinical study report to Bayer. For the three months and six months ended June 30, 2008, we recognized $1.8 million of milestone revenue related to this performance milestone. We expect to recognize the remaining $8.2 million as milestone revenue during the second half of 2008. For the three months and six months ended June 30, 2008, we have also recognized increased contract research revenue from Novartis under our collaboration agreement for tobramycin inhalation powder (TIP) and Bayer AG under our collaboration agreements for ciprofloxacin inhalation powder (CIP); these increases are offset by decreases in contract research revenue from Solvay Pharmaceuticals, Inc. and Zelos Therapeutics Inc. following notice of termination of those collaboration agreements. The timing and future success of our product development programs are subject to a number of risks and uncertainties. See “Part II, Item 1A—Risk Factors” for discussion of the risks associated with our partnered research and development programs.

Cost of Goods Sold and Product Gross Margin (in thousands except percentages)

				Percentage
	Three months	Three months	Increase /	Increase /
	ended	ended	(Decrease)	(Decrease)
	June 30, 2008	June 30, 2007	2008 vs. 2007	2008 vs. 2007
Cost of goods sold	$5,444	$39,490	$(34,046)	(86%)
Product gross margin	$3,566	$9,812	$(6,246)	(64%)
Product gross margin %	40%	20%

				Percentage
	Six months	Six months	Increase /	Increase /
	ended	ended	(Decrease)	(Decrease)
	June 30, 2008	June 30, 2007	2008 vs. 2007	2008 vs. 2007
Cost of goods sold	$12,671	$96,012	$(83,341)	(87%)
Product gross margin	$6,710	$26,309	$(19,599)	(74%)
Product gross margin %	35%	22%
The decrease in product gross margin for the three months and six months ended June 30, 2008, compared to the three months and six months ended June 30, 2007, was primarily due to the termination of our agreements with Pfizer related to Exubera and timing differences in PEGylation product sales. For the three months and six months ended June 30, 2007, Exubera cost of goods sold totaled $30.1million and $79.2 million, respectively, and Exubera gross margin totaled $5.3 million and $17.6 million, respectively, or 15% and 18%. The increase in product gross margin percentage is attributable to the change in product mix.
Cost of Workforce Reduction Plans (in thousands except percentages)

				Percentage
	Three months	Three months	Increase /	Increase /
	ended	ended	(Decrease)	(Decrease)
	June 30, 2008	June 30, 2007	2008 vs. 2007	2008 vs. 2007
Cost of goods sold, net of change in inventory	$(16)	$938	$(954)	>(100%)
Research and development expense	(47)	5,220	(5,267)	>(100%)
General and administrative	(15)	1,546	(1,561)	>(100%)

Cost of workforce reduction plans	$(78)	$7,704	$(7,782)	>(100%)

				Percentage
	Six months	Six months	Increase /	Increase /
	ended	ended	(Decrease)	(Decrease)
	June 30, 2008	June 30, 2007	2008 vs. 2007	2008 vs. 2007
Cost of goods sold, net of change in inventory	$161	$938	$(777)	(83%)
Cost of idle Exubera manufacturing capacity	1,221	—	1,221	>100%
Research and development expense	3,292	5,220	(1,928)	(37%)
General and administrative	537	1,546	(1,009)	(65%)

Cost of workforce reduction plans	$5,211	$7,704	$(2,493)	(32%)

Since May 2007, we have incurred $13.6 million related to our two workforce reduction plans, $5.2 million related to the 2008 Plan and $8.4 million related to the 2007 Plan, which includes $0.7 million which was recognized during the second half of 2007. We estimate that the total cost of the February 2008 Plan will be approximately $5.3 million, comprised of cash payments for severance, medical insurance and outplacement services. Certain notified employees voluntarily terminated prior to their scheduled termination dates or were offered other permanent positions within Nektar. As a result, we have reversed $0.1 million of net workforce reduction charges related to the 2008 Plan as a change in estimate during the three months ended June 30, 2008. During the remainder of 2008, we expect to record an additional $0.1 million related to the February 2008 Plan for employees with termination dates longer than two months from the date of notification.

Cost of Idle Exubera Manufacturing Capacity (in thousands except percentages)

Percentage
	Three months	Three months	Increase /	Increase /
	ended	ended	(Decrease)	(Decrease)
	June 30, 2008	June 30, 2007	2008 vs. 2007	2008 vs. 2007
Cost of idle Exubera manufacturing capacity	$1,487	$—	$1,487	n/a

Percentage
	Six months	Six months	Increase /	Increase /
	ended	ended	(Decrease)	(Decrease)
	June 30, 2008	June 30, 2007	2008 vs. 2007	2008 vs. 2007
Cost of idle Exubera manufacturing capacity	$6,821	$—	$6,821	n/a
Cost of idle Exubera manufacturing capacity includes amounts payable to Pfizer and Tech Group under our interim manufacturing capacity maintenance agreements, and severance, employee benefits, and outplacement costs for our Exubera commercial manufacturing employees terminated as part of the February 2008 workforce reduction. Cost of idle Exubera manufacturing capacity also includes an allocation of manufacturing costs shared between commercial operations and research and development. Shared costs include employee compensation and benefits, rent, and utilities.
Since our April 9, 2008 announcement that all negotiations with potential partners for Exubera and NGI had terminated, we terminated employees dedicated exclusively to Exubera and NGI and terminated our interim Exubera manufacturing capacity maintenance agreements. In April 2008, we recorded an expense of $1.5 million for the final month of maintenance provided under these agreements. We do not expect to incur any additional Exubera manufacturing capacity costs.
Research and Development Expense (in thousands except percentages)

Percentage
	Three months	Three months	Increase /	Increase /
	ended	ended	(Decrease)	(Decrease)
	June 30, 2008	June 30, 2007	2008 vs. 2007	2008 vs. 2007
Research and development expense	$33,500	$41,000	$(7,500)	(18%)

Percentage
	Six months	Six months	Increase /	Increase /
	ended	ended	(Decrease)	(Decrease)
	June 30, 2008	June 30, 2007	2008 vs. 2007	2008 vs. 2007
Research and development expense	$70,873	$78,492	$(7,619)	(10%)
The decrease in research and development expense for the three and six months ended June 30, 2008 compared to the three months and six months ended June 30, 2007 is comprised of decreased employee-related costs of $12.7 million and $15.5 million, respectively, as we realize the benefits of workforce reductions executed in May 2007 and February 2008 offset by increased spending of $5.2 million and $7.9 million, respectively, to support the advancement of our clinical trials, including the clinical trials for NKTR-102, NKTR-118, and NKTR-061.
We expect research and development expense to increase slightly in the remaining two quarters of 2008.

General and Administrative Expense (in thousands except percentages)

Percentage
	Three months	Three months	Increase /	Increase /
	ended	ended	(Decrease)	(Decrease)
	June 30, 2008	June 30, 2007	2008 vs. 2007	2008 vs. 2007
General and administrative expense	$13,091	$13,178	$(87)	< (1%)

Percentage
	Six months	Six months	Increase /	Increase /
	ended	ended	(Decrease)	(Decrease)
	June 30, 2008	June 30, 2007	2008 vs. 2007	2008 vs. 2007
General and administrative expense	$24,802	$29,913	$(5,111)	(17%)
General and administrative expense is associated with administrative staffing, business development and marketing.
For the three months ended June 30, 2008, employee- related costs decreased by approximately $0.7 million as we continue to realize the benefits of our May 2007 and February 2008 workforce reductions, partially offset by an increase in marketing costs of $0.4 million for NKTR-061 under our co-promotion agreement with Bayer.
The decrease in general and administrative expense for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 was comprised of a decrease in employee related costs of $3.8 million and a decrease in outside professional services of $2.3 million, partially offset by an increase in marketing costs of $0.8 million for NKTR-061.
We expect general and administrative expense to decrease slightly in the remaining two quarters of 2008.
Interest Income and Interest Expense (in thousands except percentages)

				Percentage
	Three months	Three months	Increase /	Increase /
	ended	ended	(Decrease)	(Decrease)
	June 30, 2008	June 30, 2007	2008 vs. 2007	2008 vs. 2007
Interest Income	$3,190	$5,452	$(2,262)	(41%)
Interest Expense	$(3,929)	$(4,702)	$(773)	(16%)

				Percentage
	Six months	Six months	Increase /	Increase /
	ended	ended	(Decrease)	(Decrease)
	June 30, 2008	June 30, 2007	2008 vs. 2007	2008 vs. 2007
Interest Income	$8,203	$10,925	$(2,722)	(25%)
Interest Expense	$(7,847)	$(9,635)	$(1,788)	(19%)
The decrease in interest income for the three months and six months ended June 30, 2008, compared to the three months and six months ended June 30, 2007, was primarily due to lower interest rates on our cash, cash equivalents, and available-for-sale investments.
The decrease in interest expense for the three months and six months ended June 30, 2008, compared to the three months and six months ended June 30, 2007, was primarily attributable to a lower average balance of convertible subordinated notes outstanding in the three months and six months ended June 30, 2008. We repaid $36.0 million of our 5% subordinated convertible notes in February 2007 and $66.6 million of our 3.5% subordinated convertible notes in October 2007. In the three months and six months ended June 30, 2008, we had $315.0 million of 3.25% subordinated convertible notes due September 2012 outstanding.

Liquidity and Capital Resources
We have financed our operations primarily through revenue from partner licensing and collaboration arrangements, public and private placements of debt and equity securities and financing of equipment acquisitions and certain tenant leasehold improvements.
We had cash, cash equivalents and investments in marketable securities of $373.9 million and indebtedness of $343.6 million, including $315.0 million of 3.25% convertible subordinated notes, $22.9 million in capital lease obligations and $5.7 million in other liabilities as of June 30, 2008.
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
Cash flows used in operating activities
Net cash used for our operating activities totaled $96.4 million during the six months ended June 30, 2008. To date, revenue has not been sufficient to cover our expenses and we are not generating positive cash flow through our operations. We do not utilize cash in operations ratably throughout the year and we expect our cash used in operations to continue to decrease during the second half of 2008 as compared with the first half of 2008.
For the six months ended June 30, 2008, cash used in operations includes payments to Bespak and Tech Group of $39.9 million for amounts due under our termination agreements with those companies, all of which was recorded as an expense in 2007, $5.0 million to maintain Exubera manufacturing capacity at Tech Group’s facility and Pfizer’s Terre Haute facility, and $5.3 million for severance, employee benefits, and outplacement services in connection with our workforce reduction plans.
For the six-months ended June 30, 2007, net cash used in operating activities of $14.7 million includes a $17.6 million payment received from Pfizer under an interim agreement for joint development of NGI and payments made in connection with our May 2007 workforce reduction totaling $5.2 million
Cash flows from investing activities
We purchased $10.3 million and $11.8 million of property and equipment in the six months ended June 30, 2008 and 2007, respectively.
In July 2008, we invested $4.2 million in Pearl Therapeutics Inc (“Pearl”), in which we own a minority interest. In 2007, we granted Pearl a limited field license to certain proprietary pulmonary delivery technology. Pearl is utilizing the license to develop high-performance products in certain designated disease areas that reduce local and systemic side effects based on improved targeting and distribution of the drug throughout the lung.
Cash flows used in financing activities
We repaid nil and $36.0 million of our convertible subordinated notes in the six months ended June 30, 2008 and 2007, respectively.
Contractual Obligations
For the six months ended June 30, 2008, other than the contract termination payments to Bespak and Tech Group of $32.1 million, there has not been a material change to the summary of contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2007.

Off-Balance Sheet Arrangements
We do not utilize off-balance sheet financing arrangements as a source of liquidity or financing.
Critical Accounting Policies and Recent Accounting Pronouncements
For additional information on our critical accounting policies and recent accounting pronouncements, please refer to the discussion in “Recent Accounting Pronouncements” under Note 1 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, Note 1 of the Notes to Condensed Consolidated Financial Statements in the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, and Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007 on file with the Securities and Exchange Commission.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our market risks at June 30, 2008 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2007 on file with the Securities and Exchange Commission.
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
Changes in Internal Control Over Financial Reporting
We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the company. However, there was no change in our internal control over financial reporting that occurred in the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Approval of Non-Audit Services
In the three months ended June 30, 2008, the Audit Committee of the Board of Directors approved $15,000 of non-audit related services for statutory tax compliance to be provided by Ernst & Young LLP, our independent registered public accounting firm.
PART II: OTHER INFORMATION
Item 1. Legal Proceedings
Reference is hereby made to our disclosures in “Legal Matters” under Note 6 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q and the information under the heading “Legal Matters” is incorporated by reference herein.
Item 1A. Risk Factors
Investors in Nektar Therapeutics should carefully consider the risks described below before making an investment decision. The risks described below may not be the only ones relating to our company. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our Quarterly Report on Form 10-Q for the three months ended March 31, 2008. Additional risks that we currently believe are immaterial may also impair our business operations. Our business, results of operation, financial condition, cash flow and future prospects and the trading price of our common stock and our abilities to repay our convertible notes could be harmed as a result of any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2007, including our consolidated financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission (“SEC”).
Risks Related to Our Business
The termination of our partnership with Pfizer and the discontinuance of our efforts to find a new marketing and development partner for Exubera and NGI will reduce our revenue significantly in 2008 as compared to 2007.
From our inception through the end of our 2007 fiscal year, we depended on Pfizer for revenue related to Exubera contract research and manufacturing. Our revenue from Pfizer related to Exubera and NGI was approximately $41.9 million and $106.2 million, representing 64% and 70% of total revenue, for the three months and six months ended June 30, 2007, respectively. On November 9, 2007, we entered into a termination agreement and mutual release with Pfizer, pursuant to which Pfizer made a one-time payment of $135.0 million to us in satisfaction of all outstanding contractual obligations under our then-existing agreements with Pfizer related to Exubera and the next-generation inhaled insulin development program, also known as NGI. All of our agreements with Pfizer, other than the termination agreement and mutual release, terminated as of November 9, 2007, including our collaborative development and licensing agreement with Pfizer.
Pursuant to our termination agreement and mutual release with Pfizer, Pfizer agreed to provide certain cooperation to assist us in securing a new marketing and development partner for Exubera and NGI. However, on April 9, 2008, we announced that we would cease all efforts to find a new marketing and development partner for Exubera and NGI in response to a new data analysis performed by Pfizer from ongoing clinical trials indicating an increase in the number of new cases of lung cancer in Exubera patients who were former smokers as compared to the control group. Prior to the termination of our partnership with Pfizer, Pfizer had sole responsibility for all regulatory matters, distribution, sales and marketing of Exubera and was also responsible for manufacturing and delivering bulk insulin for powder processing, filling the insulin powder into blister packs for the Exubera inhaler and providing the packaging for the final Exubera product. Thus, we could not derive any future revenue from Exubera or NGI without securing a new marketing and development partner to assist in the manufacture of the products and provide sales, marketing and distribution services. However, as a result of the termination of our partnership with Pfizer and the discontinuance of our efforts to find a new partner for Exubera and NGI, we expect to derive no revenue from Pfizer in 2008 and no future revenue from Exubera or NGI.

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
Our efforts to apply our pulmonary technology and PEGylation technology to our proprietary product development programs may fail. None of our proprietary product candidates have received regulatory approval and our development efforts may not result in a commercialized product. Drug development is an uncertain process that involves trial and error, and we may fail at numerous stages along the way or choose to discontinue development. Development of our proprietary product candidates will require extensive time, effort and cost in preclinical testing and clinical trials and will involve a lengthy regulatory review process before they can be marketed. In particular, successful pre-clinical and Phase 1 clinical study results do not necessarily predict success in later stage clinical trials. It can also be very difficult to estimate the commercial potential of early stage product candidates due to factors such as safety and efficacy when compared to other available treatments, including potential generic drug alternatives with similar efficacy profiles, changing standards of care, patient and physician preferences and the availability of competitive alternatives that may emerge either during the long drug development process or after commercial introduction. Although NKTR-102 (PEG-irinotecan) and NKTR-118 (oral PEG-naloxol) entered Phase 2 clinical development in late 2007, because of the substantial risks and uncertainties of clinical programs at this early stage of development, there is no assurance that either product will be approved for marketing or, if approved, will be accepted and used by patients and physicians.
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
In the three months and six months ended June 30, 2008, we reported net losses of $33.4 million and $74.1 million, respectively. If and when we achieve profitability depends upon a number of factors, including the timing and recognition of milestone payments and license fees received, the timing of revenue under collaboration agreements, the amount of investments we make in our proprietary product candidates, the regulatory approval and market success of our product candidates and the success of our strategy to fund our proprietary product development programs prior to partnering with other pharmaceutical and biotechnology companies. We may not be able to achieve and sustain profitability.
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
As of June 30, 2008, we had cash, cash equivalents, short-term investments and investments in marketable securities valued at approximately $373.9 million and approximately $343.6 million of indebtedness, including approximately $315.0 million in convertible subordinated notes, $22.9 million in capital lease obligations and $5.7 million of other liabilities. We expect to use a substantial portion of our cash to fund our ongoing operations over the next few years. In 2012, $315.0 million of our 3.25% convertible subordinated notes will mature.
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
If we are not able to scale-up manufacturing to meet the drug or inhaler device quantities required to support large clinical trials or commercial manufacturing in a timely manner or at a commercially reasonable cost, we risk not meeting our supply requirements and contractual obligations. Building and validating large scale clinical or commercial-scale manufacturing facilities and processes, recruiting and training qualified personnel and obtaining necessary regulatory approvals is complex, expensive and time consuming. We also sometimes face very limited supply of a critical raw material that can only be obtained from a single, or a limited number of, suppliers, which could constrain our manufacturing output which could negatively impact our revenues or delay progress of clinical programs. In addition, in the past we have encountered challenges in scaling up manufacturing to meet the requirements of large scale clinical trials without making modifications to the drug formulation or device design which has the potential to cause significant and unanticipated delays in clinical development. Failure to manufacture products in quantities or at costs that are commercially feasible could cause us not to meet our supply requirements, contractual obligations or other requirements for our proprietary or partner product candidates and, as a result, would negatively impact our business, results of operations and financial condition.

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
There are several competitors for our proprietary product candidates currently in development. For NKTR-061 (inhaled Amikacin), the current standard of care includes several approved intravenous antibiotics for the treatment of either hospital-acquired pneumonia or ventilator-associated pneumonia in patients on mechanical ventilators. For NKTR-118 (PEGylated naloxol), there are currently several alternative therapies used to address opioid-induced constipation (OIC) and opioid-induced bowel dysfunction (OBD) including over-the-counter laxatives and stool softeners such as docusate sodium, senna and milk of magnesia. In addition, there are a number of companies developing potential products which are in various stages of clinical development and are being evaluated for the treatment of OIC and OBD in different patient populations, including Adolor Corporation, GlaxoSmithKline plc, Progenics Pharmaceuticals, Inc., Wyeth, Mundipharma International Limited, Sucampo Pharmaceuticals, Inc. and Takeda Pharmaceutical Company Limited. For NKTR-102 (PEG-irinotecan), there are a number of approved therapies for the treatment of colorectal cancer, including Eloxatin, Camptosar, Avastin, Erbitux, Vectibux, Xeloda, Adrucil and Wellcovorin. In addition, there are a number of drugs in various stages of preclinical and clinical development from companies exploring cancer therapies or improved chemotherapeutic agents to potentially treat colorectal cancer, including, but not limited to, products in development from Bristol-Myers Squibb Company, Pfizer, GlaxoSmithKline plc, Alchemia Limited, Antigenics Inc., F. Hoffman La Roche Ltd., Novartis AG, Cell Therapeutics, Inc., Neopharm, Inc., Meditech Research Limited, Enzon Pharmaceuticals, Inc. and others.
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
From time to time, third parties have asserted, and may in the future assert, that we or our partners infringe their proprietary rights. The third party often bases its assertions on a claim that its patents cover our technology. Similar assertions of infringement could be based on future patents that may issue to third parties. In certain of our agreements with our partners, we are obligated to indemnify and hold harmless our partners from intellectual property infringement, product liability and certain other claims, which could cause us to incur substantial costs if we are called upon to defend ourselves and our partners against any claims. If a third party obtains injunctive or other equitable relief against us or our partners, our ability, and that of our partners, to develop or commercialize, or derive revenue from, certain products or product candidates in the U.S. and abroad which could be effectively blocked. For instance, F. Hoffman-La Roche Ltd, to which we license our proprietary PEGylation reagent for use in the manufacture of Roche’s MIRCERA product, is currently the subject of a significant patent infringement lawsuit brought by Amgen Inc. related to Roche’s patents for the use of MIRCERA to treat chemotherapy anemia in the U.S. Amgen has received a favorable ruling in U.S. federal district court in the state of Massachusetts and the parties are currently litigating the remedy phase. It is uncertain whether Roche will be prevented from marketing and selling MIRCERA in the U.S. or whether an economic settlement with Amgen will be concluded and approved by the court. Although we are not a party to this lawsuit, if Roche is prevented from marketing and selling MIRCERA in the U.S., it will have a negative impact on our revenue from our license with Roche. Third-party claims could also result in the award of substantial damages to be paid by us or a settlement resulting in significant payments to be made by us. For instance, a settlement might require us to enter a license agreement under which we pay substantial royalties to a third party, diminishing our future economic returns from the related product. For instance, on June 30, 2006, we entered into a litigation settlement related to an intellectual property dispute with the University of Alabama in Huntsville pursuant to which we paid $11.0 million and agreed to pay an additional $10.0 million in equal $1.0 million installments over ten years beginning on July 1, 2007. We cannot predict with certainty the eventual outcome of any pending or future litigation. Costs associated with such litigation, substantial damage claims, indemnification claims or royalties paid for licenses from third parties could have a material adverse effect on our business, results of operations and financial condition.
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
Our success largely depends on the continued services of our executive officers and other key personnel. The loss of one or more members of our management team or other key employees could seriously harm our business, results of operations and financial condition. The relationships that our key managers have cultivated within our industry make us particularly dependent upon their continued employment with us. We are also dependent on the continued services of our technical personnel because of the highly technical nature of our products and the regulatory approval process. Because our executive officers and key employees are not obligated to provide us with continued services, they could terminate their employment with us at any time without penalty. We do not have any post-employment non-competition agreements with any of our employees and do not maintain key person life insurance policies on any of our executive officers or key employees. On February 8, 2008, Hoyoung Huh, our Chief Operating Officer and Head of the PEGylation Business Unit, resigned from his positions with us effective February 29, 2008. In May 2008, we appointed Bharatt M. Chowrira as our Chief Operating Officer and Head of the PEGylation Business Unit and as Chairman of Nektar Therapeutics India Pvt. Ltd. In the future, if we are unable to retain our executive officers and key employees or integrate new members of our management team, our operations may be disrupted and we may not be able to achieve our business objectives.
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
Our stock price is volatile. In the three months ended June 30, 2008, based on closing bid prices on the NASDAQ Global Select Market, our stock price ranged from $3.35 to $7.35. We expect our stock price to remain volatile. In addition, as our convertible senior notes are convertible into shares of our common stock, volatility or depressed prices of our common stock could have a similar effect on the trading price of the notes. Interest rate fluctuations can also affect the price of our convertible senior notes. A variety of factors may have a significant effect on the market price of our common stock or notes, including:
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None, including no purchases of any class of our equity securities by us or any affiliate pursuant to any publicly announced repurchase plan in the three months ended June 30, 2008.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
A.	The annual meeting of the stockholders was held on June 6, 2008.

B.	The following matters were voted upon at the annual meeting:
1.	To elect the following directors to hold office until the 2011 annual meeting of stockholders:

Nominee	In Favor	Withheld
Michael A. Brown	67,712,117	12,466,428
Joseph J. Krivulka	73,808,649	6,369,896
Howard W. Robin	74,218,119	5,960,426
In addition to the directors elected above, Christopher A. Kuebler, Irwin Lerner, John S. Patton, Ph.D., Robert B. Chess, Hoyoung Huh, M.D., Ph.D., Lutz Lingnau, Susan Wang, and Roy Whitfield continued to serve as directors after the annual meeting.
2.	To approve the 2008 Equity Incentive Plan and reservation of common stock under the plan.

For	Against	Abstain
47,161,451	14,700,727	335,445
3.	To ratify the appointment, by the audit committee of the board of directors, of Ernst & Young LLP as the independent registered public accounting firm for the fiscal year ending December 31, 2008.

For	Against	Abstain
79,534,461	535,119	108,964
Item 5. Other Information
None.

Item 6. Exhibits
Except as so indicated in Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit
Number	Description of Documents

10.1 (1)	Letter Agreement between Nektar Therapeutics and Bharatt M. Chowrira dated May 13, 2008.

10.2 (2)	Nektar Therapeutics 2008 Equity Incentive Plan.

31.1 (3)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2 (3)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1 (3)*	Section 1350 Certifications.

(1)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on May 22, 2008.

(2)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on June 11, 2008.

(3)	Filed herewith.

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

Date: August 7, 2008

By:	/s/ Jillian B. Thomsen

Jillian B. Thomsen
Vice President and Chief Accounting Officer

Date: August 7, 2008

EXHIBIT INDEX
Except as so indicated in Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference in, this Quarterly Report on Form 10-Q.

Exhibit
Number	Description of Documents

10.1 (1)	Letter Agreement between Nektar Therapeutics and Bharatt M. Chowrira dated May 13, 2008.

10.2 (2)	Nektar Therapeutics 2008 Equity Incentive Plan.

31.1 (3)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2 (3)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1 (3)*	Section 1350 Certifications.

(1)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on May 22, 2008.

(2)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on June 11, 2008.

(3)	Filed herewith.

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