Form 10-Q
period 2008-09-30
NEKTAR THERAPEUTICS
filed 2008-11-07
CIK 906709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 92,445,985 on October 31, 2008.

NEKTAR THERAPEUTICS
INDEX

Forward-Looking Statements
This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of this Quarterly Report on Form 10-Q, including any projections of earnings, revenue or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance any statements regarding the closing of the proposed sale of assets to Novartis as well as expected benefits there from, and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, but not limited to, the risk factors set forth in “Part II, Item 1A—Risk Factors” below and for the reasons described elsewhere in this Quarterly Report on Form 10-Q. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof and we do not intend to update any forward-looking statements except as required by law or applicable regulations. Except where the context otherwise requires, in this Quarterly Report on Form 10-Q, the “Company,” “Nektar,” “we,” “us” and “our” refer to Nektar Therapeutics, a Delaware corporation, and, where appropriate, its subsidiaries.
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

PART I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements — Unaudited
NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share information)

	September 30, 2008	December 31, 2007
	Unaudited	(1)
ASSETS
Current assets:
Cash and cash equivalents	$63,713	$76,293
Short-term investments	280,803	406,060
Accounts receivable, net of allowance of $92 and $33 at September 30, 2008 and December 31, 2007, respectively	8,515	21,637
Inventory	9,861	12,187
Assets held for sale	42,975	—
Other current assets	4,420	7,106

Total current assets	$410,287	$523,283
Property and equipment, net	73,641	114,420
Goodwill	78,431	78,431
Other intangible assets, net	1,971	2,680
Other assets	4,022	6,289

Total assets	$568,352	$725,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,113	$3,589
Accrued compensation	14,723	14,680
Accrued expenses to contract manufacturers	—	40,444
Accrued expenses	15,715	12,446
Interest payable	85	2,638
Capital lease obligations, current portion	1,401	2,335
Deferred revenue, current portion	11,970	19,620
Other current liabilities	2,515	2,340

Total current liabilities	$48,522	$98,092
Convertible subordinated notes	315,000	315,000
Capital lease obligations	20,689	21,632
Deferred revenue	57,027	61,349
Deferred gain	7,323	8,680
Other long-term liabilities	11,159	5,911

Total liabilities	$459,720	$510,664
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock, $0.0001 par value; 300,000 authorized; 92,443 shares and 92,301 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	9	9
Capital in excess of par value	1,309,973	1,302,541
Accumulated other comprehensive income	(478)	1,643
Accumulated deficit	(1,200,872)	(1,089,754)

Total stockholders’ equity	108,632	214,439

Total liabilities and stockholders’ equity	$568,352	$725,103

(1)	Derived from audited consolidated financial statements at this date.
The accompanying notes are an integral part of these condensed consolidated financial statements.

NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30
	2008	2007	2008	2007
Revenue:
Product sales and royalties	$9,474	$37,497	$28,855	$159,818
Contract research	11,965	18,824	32,977	47,436

Total revenue	21,439	56,321	61,832	207,254
Operating costs and expenses:
Cost of goods sold	5,349	27,457	18,020	123,469
Cost of idle Exubera manufacturing capacity	—	—	6,821	—
Research and development	38,265	35,773	109,138	114,265
General and administrative	12,149	12,426	36,951	42,339
Amortization of other intangible assets	237	237	710	710

Total operating costs and expenses	56,000	75,893	171,640	280,783

Loss from operations	(34,561)	(19,572)	(109,808)	(73,529)
Non-operating income (expense):
Interest income	2,375	5,519	10,578	16,444
Interest expense	(3,988)	(4,773)	(11,835)	(14,408)
Loss on equity investment	(705)	—	(705)	—
Other income (expense), net	117	206	1,188	189

Total non-operating income (expense)	(2,201)	952	(774)	2,225

Loss before provision for income taxes	(36,762)	(18,620)	(110,582)	(71,304)
Provision for income taxes	276	—	536	500

Net loss	$(37,038)	$(18,620)	$(111,118)	$(71,804)

Basic and diluted net loss per share	$(0.40)	$(0.20)	$(1.20)	$(0.78)

Shares used in computing basic and diluted net loss per share	92,425	92,028	92,413	91,764

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended
	September 30,
	2008	2007
Cash flows used in operating activities:
Net loss	$(111,118)	$(71,804)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	6,955	11,712
Depreciation and amortization	18,610	22,964
Loss on equity investment	705	—
Foreign currency transaction loss	428	—
Loss on disposal of assets	282	1,776
Amortization of gain related to sale of building	(656)	(656)
Changes in assets and liabilities:
Decrease (increase) in trade accounts receivable	13,122	10,343
Decrease (increase) in inventories	2,326	(2,519)
Decrease (increase) in prepaids and other assets	2,659	6,846
Increase (decrease) in accounts payable	(1,476)	(2,784)
Increase (decrease) in accrued compensation	(229)	(2,170)
Increase (decrease) in accrued expenses to contract manufacturers	(40,444)	—
Increase (decrease) in accrued expenses	3,269	6,622
Increase (decrease) in interest payable	(2,553)	(2,684)
Increase (decrease) in deferred revenue	(11,972)	61,777
Increase (decrease) in other liabilities	5,027	152

Net cash provided by (used in) operating activities	$(115,065)	$39,575

Cash flows from investing activities:
Purchases of investments	(411,417)	(342,807)
Maturities of investments	506,348	468,245
Sales of investments	28,590	—
Purchases of property and equipment	(15,064)	(20,726)
Investment in Pearl Therapeutics Inc.	(4,236)	—

Net cash provided by investing activities	$104,221	$104,712

Cash flows used in financing activities:
Repayments of convertible subordinated notes	—	(36,026)
Payments of loan and capital lease obligations	(1,910)	(787)
Proceeds from issuance of common stock related to employee stock plans	477	3,479

Net cash used in financing activities	$(1,433)	$(33,334)

Effect of exchange rates on cash and cash equivalents	(303)	—

Net increase (decrease) in cash and cash equivalents	$(12,580)	$110,953
Cash and cash equivalents at beginning of period	76,293	63,760

Cash and cash equivalents at end of period	$63,713	$174,713

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEKTAR THERAPEUTICS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.
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
Principles of Consolidation
Our condensed consolidated financial statements include the financial position, results of operations and cash flows of our wholly-owned subsidiaries: Nektar Therapeutics AL, Corporation (“Nektar AL”), Nektar Therapeutics (India) Private Limited, Nektar Therapeutics UK, Ltd. (“Nektar UK”) and Aerogen, Inc. On November 30, 2007, we sold Aerogen Ireland Ltd, a subsidiary of Aerogen, Inc. (“Aerogen Ireland”), and therefore Aerogen Ireland was not included in our financial position as of December 31, 2007 or September 30, 2008, nor in our results of operations or cash flows for the three months and nine months ended September 30, 2008. All intercompany accounts and transactions have been eliminated in consolidation.
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
Income Taxes
We account for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”), and FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. At September 30, 2008 and December 31, 2007, we have provided a full valuation allowance against our net deferred tax assets generated by our domestic net operating loss and we have recorded a provision for foreign income taxes payable in India at an effective rate in India of approximately 34%.
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
Note 2—Assets held for sale
On October 20, 2008, we entered into an Asset Purchase Agreement with Novartis Pharmaceuticals Corporation and Novartis Pharma AG (together referred to as “Novartis”). Under the terms of the agreement, at the closing of the transaction we will receive $115.0 million and will transfer to Novartis certain assets and obligations related to our pulmonary technology, development and manufacturing operations including:
•	dry powder and liquid pulmonary technology platform including but not limited to our pulmonary inhalation devices, formulation technology, manufacturing technology and related intellectual property;

•	manufacturing and associated development services payments for the ciprofloxacin inhaled powder program;

•	manufacturing and royalty rights to the Tobramycin inhalation powder program;

•	capital equipment, information systems and facility lease obligations for our pulmonary development and manufacturing facility in San Carlos, California;

•	certain other interests that we have in two private companies, Pearl Therapeutics Inc. and Stamford Devices Limited; and

•
approximately 140 of our personnel primarily dedicated to our pulmonary technology, development programs, and manufacturing operations whom Novartis is expected to hire immediately following the closing of the transaction.

We will retain all of our rights to NKTR-061 (inhaled amikacin) partnered with Bayer Healthcare, all royalty rights for the inhaled ciprofloxacin development program partnered with Bayer AG, all rights to the ongoing development program for NKTR-063 (inhaled vancomycin) and certain intellectual property rights specific to inhaled insulin.
In connection with this Asset Purchase Agreement, the net book value of the capital equipment and information systems for our pulmonary development and manufacturing facility and our investment in Pearl Therapeutics Inc. has been classified as “Assets held for sale” in our Condensed Consolidated Balance Sheet. As of September 30, 2008, Assets held for sale includes:

September 30, 2008
Property and equipment, net	$38,553
Investment in Pearl Therapeutics Inc. and Stamford Devices Limited	3,531
Prepaid expenses and other	891

Assets held for sale	$42,975

We expect the transaction contemplated by the Asset Purchase Agreement will be completed on or about December 31, 2008.
Note 3—Cash, Cash Equivalents, and Available-For-Sale Investments
Cash, cash equivalents, and available-for-sale investments are as follows (in thousands):

	Estimated Fair Value at
	September 30, 2008	December 31, 2007
Cash and cash equivalents	$63,713	$76,293
Short-term investments (less than one year to maturity)	280,803	406,060

Total cash, cash equivalents, and available-for-sale investments	$344,516	$482,353

Our portfolio of cash, cash equivalents, and available-for-sale investments includes (in thousands):

	Estimated Fair Value at
	September 30, 2008	December 31, 2007
U.S. corporate commercial paper	$154,782	$293,866
Obligations of U.S. government agencies	151,179	37,333
Obligations of U.S. corporations	19,207	100,727
Cash equivalents and money market funds	11,280	40,922
Cash	8,068	9,505

Total cash, cash equivalents, and available-for-sale investments	$344,516	$482,353

Gross unrealized gains on the portfolio were nil and $0.5 million as of September 30, 2008 and December 31, 2007, respectively. Gross unrealized losses on the portfolio were $1.3 million and $0.1 million as of September 30, 2008 and December 31, 2007, respectively. The gross unrealized losses were primarily due to changes in interest rates on fixed income securities. We have a history of holding our investments to maturity. Except as discussed in Note 11, we have the ability and intent to hold our debt securities to maturity when they will be redeemed at full par value. Accordingly, we consider these unrealized losses to be temporary and have not recorded a provision for impairment.
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

The following table represents the fair value hierarchy for our financial assets (cash equivalents and available-for-sale investments) measured at fair value on a recurring basis as of September 30, 2008 (in thousands):

	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	Level 1	Level 2	Level 3	Total
U.S. corporate commercial paper	$—	$154,782	$—	$154,782
Obligations of U.S. corporations	—	19,207	—	19,207
Obligations of U.S. government agencies	—	151,179	—	151,179
Money market funds	11,280	—	—	11,280

Cash equivalents and available-for-sale investments	$11,280	$325,168	$—	$336,448

Note 5—Inventory
Inventory consists of the following (in thousands):

	September 30, 2008	December 31, 2007
Raw materials	$6,487	$9,522
Work-in-process	2,677	1,749
Finished goods	697	916

Inventory	$9,861	$12,187

Inventory consists of raw materials, work-in-process and finished goods for our commercial PEGylation business. Reserves are determined using specific identification plus an estimated reserve for potential defective or excess inventory based on historical experience or projected usage. Inventory is reflected net of reserves of $4.5 million and $5.8 million as of September 30, 2008 and December 31, 2007, respectively.
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
To date we have not incurred costs to defend lawsuits or settle claims related to these indemnification obligations. If any of our indemnification obligations is triggered, we may incur substantial liabilities. Because the obligated amount under these agreements is not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. No liabilities have been recorded for these obligations on our Condensed Consolidated Balance Sheets as of September 30, 2008 or December 31, 2007.

License, Manufacturing and Supply Agreements for Products Based on our PEGylation Technology
As part of our license, manufacturing and supply agreements with our partners for the development or manufacture and supply of PEG reagents or intellectual property licenses based on our PEGylation technology, we generally agree to defend, indemnify and hold harmless our partners from and against third party liabilities arising out of the agreements, including product liability and infringement of intellectual property. The term of these indemnification obligations is generally perpetual any time after execution of the agreements. There is no limitation on the potential amount of future payments we could be required to make under these indemnification obligations. We have never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. If any of our indemnification obligations is triggered, we may incur substantial liabilities. Because the obligated amount in these agreements is not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations in our Condensed Consolidated Balance Sheets as of September 30, 2008 or December 31, 2007.
Other Agreements
We maintain a number of other commercial agreements to support our business such as technology licensing agreements, third party manufacturing agreements, consulting agreements, and certain business development agreements. These agreements often contain complex terms and conditions that from time to time can result in disputes that may lead to arbitration or litigation. For example, we currently have an ongoing dispute in arbitration related to a consulting agreement that had a partnership success fee provision related to one of our collaboration partner agreements. Unfavorable outcomes in these disputes, if and when they arise, could result in a material adverse impact on our results of operations for any given period and our financial position. No liabilities have been recorded for these obligations on our Condensed Consolidated Balance Sheets as of September 30, 2008 or December 31, 2007.
Note 7—Workforce Reduction Plans
In an effort to reduce ongoing operating costs and improve our organizational structure, efficiency and productivity, we executed workforce reduction plans in May 2007 (the “2007 Plan”) and on February 2008 (the “2008 Plan”) designed to streamline the company, consolidate corporate functions, and strengthen decision-making and execution within our business units.
The 2007 Plan reduced our workforce by approximately 180 full-time employees, or approximately 25 percent of our regular full-time employees, and was substantially complete as of December 31, 2007. During the three months and nine months ended September 30, 2008, we made payments for severance, medical insurance, and other termination benefits related to the 2007 Plan.
The 2008 Plan reduced our workforce by approximately 110 employees, or approximately 20 percent of our regular full-time employees. We notified the employees affected by the 2008 Plan on February 11, 2008. We estimate the 2008 Plan will cost approximately $5.1 million, comprised of cash payments for severance, medical insurance, and outplacement services. Certain notified employees voluntarily terminated prior to their scheduled termination dates or were offered other permanent positions within Nektar. As a result, we have reversed $0.2 million of net workforce reduction charges related to the 2008 Plan as a change in estimate during the three months ended September 30, 2008. We expect to record less than $0.1 million during the remainder of 2008 for employees with termination dates longer than two months from the date of notification. We expect the 2008 Plan will be substantially complete by December 31, 2008.
Since May 2007, we have incurred $13.4 million related to our two workforce reduction plans, $5.0 million related to the 2008 Plan and $8.4 million related to the 2007 Plan, which includes $0.2 million which was recognized during the last quarter of 2007. For the three months and nine months ended September 30, 2008, workforce reduction charges were recorded in our Condensed Consolidated Financial Statements as follows (in thousands):

	Three months ended September 30,
	2008			2007
	2007 Plan	2008 Plan	Total	2007 Plan
Cost of goods sold, net of inventory change	$—	$(12)	$(12)	$36
Research and development expense	—	(136)	(136)	115
General and administrative expense	—	(20)	(20)	342

Total workforce reduction charges	$—	$(168)	$(168)	$493

	Nine months ended September 30,
	2008			2007
	2007 Plan	2008 Plan	Total	2007 Plan
Cost of goods sold, net of inventory change	$—	$149	$149	$974
Cost of idle Exubera manufacturing capacity	—	1,221	1,221	—
Research and development expense	17	3,139	3,156	5,335
General and administrative expense	—	517	517	1,888

Total workforce reduction charges	$17	$5,026	$5,043	$8,197

The following table summarizes the liabilities associated with the 2007 Plan and 2008 Plan included in accrued compensation in our Condensed Consolidated Balance Sheet as of September 30, 2008 and the activity during the nine months ended September 30, 2008 (in thousands):

	2007 Plan	2008 Plan	Total
Balance at December 31, 2007	$580	$—	$580
Charges	17	5,026	5,043
Payments	(597)	(4,846)	(5,443)

Balance at September 30, 2008	$—	$180	$180

Note 8—Stock-Based Compensation
Total stock-based compensation costs were recorded in our Condensed Consolidated Financial Statements as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Cost of goods sold, net of inventory change	$91	$(388)	$212	$679
Cost of idle Exubera manufacturing capacity	—	—	23	—
Research and development expense	1,590	(636)	2,700	4,663
General and administrative expense	1,411	726	4,020	5,140

Total stock-based compensation costs	$3,092	$(298)	$6,955	$10,482

Our stock-based compensation expense decreased by $3.5 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The decrease in stock-based compensation expense is attributable to decreased expense related to performance based restricted stock unit awards, lower fair market value of options granted in the nine months ended September 30, 2008 compared to 2007, and an increase in our estimated annual forfeiture rates.
Aggregate Unrecognized Stock-Based Compensation Expense
Aggregate total unrecognized stock-based compensation expense is expected to be recognized as follows (in thousands):

As of
Fiscal Year	September 30, 2008
2008 (remaining 3 months)	$3,225
2009	10,584
2010	9,376
2011	7,164
2012 and thereafter	1,092

$31,441

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

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Convertible subordinated notes	14,638	15,958	14,638	16,089
Stock options	14,740	11,195	13,944	10,993

Total	29,378	27,153	28,582	27,082

Note 10—Comprehensive Loss
Comprehensive loss is comprised of net loss and other comprehensive income and includes the following components (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net loss, as reported	$(37,038)	$(18,620)	$(111,118)	$(71,804)
Change in net unrealized gains (losses) on available-for-sale investments	(996)	(195)	(1,736)	152
Translation adjustment	(221)	246	(385)	304

Total comprehensive loss	$(38,255)	$(18,569)	$(113,239)	$(71,348)

The components of accumulated other comprehensive income are as follows (in thousands):

	September 30, 2008	December 31, 2007
Unrealized gain (loss) on available-for-sale securities	$(1,308)	$428
Translation adjustment	830	1,215

Accumulated other comprehensive income	$(478)	$1,643

Note 11—Subsequent Events
At September 30, 2008, we had $315.0 million of outstanding 3.25% convertible subordinated notes due 2012. Since September 30, 2008, we have repurchased approximately $100.0 million face value of our 3.25% convertible subordinated notes for an aggregate purchase price of $47.8 million. As of November 7, 2008, the outstanding balances of our convertible subordinated notes is $215.0 million.
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
Our two leading technology platforms enable improved performance of a variety of existing and new molecules. Our PEGylation technology is a chemical process designed to enhance the performance of most drug classes with the potential to improve solubility and stability, increase drug half-life, reduce membrane transfer, reduce immune responses to an active drug and improve the efficacy or safety of a molecule in certain instances. Our pulmonary technology makes drugs inhalable to deliver them to and through the lungs for local lung applications.
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
Historically, we had depended on revenue from Pfizer Inc. related to Exubera and our next-generation inhaled insulin product development program (“NGI”) contract research and Exubera manufacturing. Our revenue from Pfizer related to Exubera and NGI was approximately $34.4 million and $140.7 million, representing 61% and 68% of revenue, for the three months and nine months ended September 30, 2007, respectively, and nil for the three months and nine months ended September 30, 2008.
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
Pursuant to our termination agreement and mutual release with Pfizer, Pfizer agreed to provide certain cooperation to assist us in securing a new marketing and development partner for Exubera and NGI. On April 9, 2008, we announced that we had ceased all negotiations with potential partners for Exubera and NGI as a result of new data analysis from ongoing clinical trials conducted by Pfizer which indicated an increase in the number of new cases of lung cancer in Exubera patients who were former smokers as compared to patients in the control group who were former smokers. We have ceased spending associated with maintaining Exubera manufacturing capacity and any further NGI development, including, but not limited to, terminating, in April 2008, a maintenance letter agreement, pursuant to which Pfizer had agreed to maintain a group of key Pfizer manufacturing personnel in Pfizer’s Exubera manufacturing facility in Terre Haute, Indiana, and a termination and 2008 continuation agreement with Tech Group North America, Inc. (“Tech Group”), pursuant to which Tech Group had agreed to preserve key personnel and manufacturing facilities to support potential future Exubera inhaler manufacturing. We expensed $4.5 million for these Pfizer and Tech Group agreements in January through April 2008.

On October 20, 2008, we entered into an Asset Purchase Agreement with Novartis Pharmaceuticals Corporation and Novartis Pharma AG (together referred to as “Novartis”). Under the terms of the agreement, at the closing of the transaction we have agreed to transfer to Novartis certain assets and obligations related to our pulmonary technology, development and manufacturing operations including:
•	dry powder and liquid pulmonary technology platform including but not limited to our pulmonary inhalation devices, formulation technology, manufacturing technology and related intellectual property;

•	capital equipment, information systems and facility lease obligations for our pulmonary development and manufacturing facility in San Carlos, California;

•	manufacturing and associated development services payments for the ciprofloxacin inhaled powder program;

•	manufacturing and royalty rights to the Tobramycin inhalation powder program;

•	certain other interests that we have in two private companies; and

•
approximately 140 of our personnel primarily dedicated to our pulmonary technology, development programs, and manufacturing operations whom Novartis is expected to hire immediately following the closing of the transaction.

In consideration for the transfer of the above described pulmonary assets, we will be entitled to $115.0 million in cash following the closing of the transaction. In addition, we will retain all of our rights to NKTR-061 (inhaled amikacin) partnered with Bayer Healthcare, all royalty rights for the inhaled ciprofloxacin development program partnered with Bayer AG, all rights to the ongoing development program for NKTR-063 (inhaled vancomycin) and certain intellectual property rights specific to inhaled insulin.
Our agreement with Novartis contains customary closing conditions for Novartis and Nektar, including no injunctions, compliance with anti-trust requirements and obtaining of any other government consents, correctness of representations and warranties, and material compliance with covenants. Novartis does not have to complete the transaction unless, among other things, Nektar has obtained certain required third party consents, and there is no significant litigation opposing the transaction. We currently expect the transaction to close on or about December 31, 2008. Following the closing of the transaction, we expect to focus our business on the advancement of our PEGylation technology platform, building our pipeline of new product opportunities, advancing our clinical development programs such as NKTR-102 and NKTR-118, and continuing to advance the pulmonary programs that we retain in the Novartis transaction.
At September 30, 2008, we had $315.0 million of outstanding 3.25% convertible subordinated notes due 2012. Since September 30, 2008, we have repurchased approximately $100.0 million in par value 3.25% convertible note for an aggregate purchase price of $47.8 million. We may from time to time purchase or retire additional convertible subordinated notes through cash purchase or exchanges for other securities of the Company in open market or privately negotiated transactions, depending on, among other factors, our levels of available cash and the price at which such convertible notes are available for purchase. We will evaluate such transactions, if any, in light of the then-existing market conditions. These transactions individually or in the aggregate may be material.
For the three months and nine months ended September 30, 2008, net cash used for our operating activities was $18.6 million and $115.1 million, respectively. For the three months and nine months ended September 30, 2008, we made the following payments, among others: (i) nil and $39.9 million, respectively, to Bespak Europe Ltd. (“Bespak”) and Tech Group as payment for termination amounts due under our Exubera inhaler manufacturing and supply agreement with those companies, all of which was recorded as an expense in 2007, (ii) nil and $3.4 million, respectively, to Tech Group to maintain Exubera inhaler manufacturing capacity through April 2008 and (iii) $0.1 million and $5.4 million, respectively, for severance, employee benefits and outplacement services in connection with our workforce reduction plans. The decrease in our cash used in operations for the three months ended September 30, 2008 as compared to the three months ended June 30, 2008 and the three months ended March 31, 2008 is a result of a $10.0 million performance milestone payment received related to NKTR-061.
The investment required to advance our proprietary product development programs, our ability to manage ongoing expense and the cash generated by new partnerships, if any, will be the key drivers of our results of operations and financial position in 2008. To fund our research and development activities, we have raised significant amounts of capital through the sale of our equity and convertible debt securities. As of September 30, 2008, we had approximately $349.2 million in indebtedness. Our ability to meet the repayment obligations of this debt is dependent upon our and our partners’ ability to develop, obtain regulatory approvals for and successfully commercialize products. Even if we are successful in this regard, we may require additional capital to repay our debt obligations as they become due.

Recent Events
Please refer to discussion above regarding the Asset Purchase Agreement that we entered into with Novartis on October 20, 2008.
Please refer to Liquidity and Capital Resources below for discussion regarding the repurchase of our convertible subordinated notes since September 30, 2008.
Research and Development Activities
Our product pipeline includes both partnered products and development programs and proprietary product development programs. We have ongoing collaborations or licensing arrangements with numerous biotechnology and pharmaceutical companies to provide our pulmonary and PEGylation technologies. Our technologies are currently being used in nine products approved in the U.S. or Europe, in three partnered programs that have been filed with the U.S. Food and Drug Administration (“FDA”) and twelve development programs in human clinical trials.
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
In connection with our research and development for partnered products and development programs, we earned $12.0 million and $33.0 million in contract research revenue for the three months and nine months ended September 30, 2008, respectively, and $18.8 million and $47.4 million in contract research revenue for the three months and nine months ended September 30, 2007, respectively. The estimated completion dates and costs for our programs are not reasonably certain. See “Part II, Item 1A—Risk Factors” for discussion of the risks associated with our partnered and proprietary research and development programs and the timing and risks associated with clinical development.
Results of Operations
Three Months and Nine Months Ended September 30, 2008 and 2007
Revenue (in thousands except percentages)

	Three months	Three months	Increase /	Percentage
	ended	ended	(Decrease)	Increase / (Decrease)
	September 30, 2008	September 30, 2007	2008 vs. 2007	2008 vs. 2007
Product sales and royalties	$9,474	$37,497	$(28,023)	(75%)
Contract research	11,965	18,824	(6,859)	(36%)

Total revenue	$21,439	$56,321	$(34,882)	(62%)

	Nine months	Nine months	Increase /	Percentage
	ended	ended	(Decrease)	Increase / Decrease)
	September 30, 2008	September 30, 2007	2008 vs. 2007	2008 vs. 2007
Product sales and royalties	$28,855	$159,818	$(130,963)	(82%)
Contract research	32,977	47,436	(14,459)	(30%)

Total revenue	$61,832	$207,254	$(145,422)	(70%)

The decrease in total revenue for the three months and nine months ended September 30, 2008, as compared to the three months and nine months ended September 30, 2007, was primarily due to the termination of our collaborative development and license agreement, and related agreements, with Pfizer related to Exubera and NGI. We had no revenue from Pfizer related to Exubera or NGI for the three months and nine months ended September 30, 2008 compared to $34.4 million and $140.7 million, representing 61% and 68% of our total revenue, for the three months and nine months ended September 30, 2007, respectively.

Product sales and royalties
For the three months and nine months ended September 30, 2007, Exubera product sales and commercialization readiness revenue from Pfizer accounted for $26.6 million and $123.4 million, respectively, of our total revenue. We had no revenue from Pfizer related to Exubera for the three months and nine months ended September 30, 2008. Non-Exubera product sales and royalties decreased by approximately $1.4 million, or 13%, for the three months ended September 30, 2008, compared to the three months ended September 30, 2007 and $7.6 million, or 21%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The decrease in non-Exubera product sales and royalties is primarily attributable to lower PEGylation product sales and royalties and the November 30, 2007 sale of Aerogen Ireland Ltd., one of our former subsidiaries that manufactured and supplied general purpose nebulizer devices, and which accounted for $1.6 million and $4.1 million, respectively, in revenue for the three months and nine months ended September 30, 2007. The timing of PEGylation product sales depends upon the manufacturing requirements of our partners. In 2008, orders for PEGylation products are higher in the fourth quarter than the first three quarters, as a result we expect PEGylation product sales to increase during the fourth quarter of 2008.
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
For the three months and nine months ended September 30, 2007, contract research revenue from Pfizer related to Exubera and NGI accounted for $7.8 million and $17.3 million, respectively, of our total revenue. We had no contract research revenue from Pfizer related to Exubera or NGI for the three months and nine months ended September 30, 2008. Non-Pfizer contract research revenue increased by $1.0 million and $2.8 million, respectively, for the three and nine months ended September 30, 2008 compared to the same periods in 2007. For the three months and nine months ended September 30, 2008, we have recognized increased contract research revenue from Bayer under our collaboration agreements for NKTR-061 and ciprofloxacin inhalation powder (“CIP”); these increases are offset by decreases in contract research revenue from Solvay Pharmaceuticals, Inc. and Zelos Therapeutics Inc. following notice of termination of those collaboration agreements. The timing and future success of our product development programs are subject to a number of risks and uncertainties. See “Part II, Item 1A—Risk Factors” for discussion of the risks associated with our partnered research and development programs.
Cost of Goods Sold and Product Gross Margin (in thousands except percentages)

	Three months	Three months	Increase /	Percentage
	ended	ended	(Decrease)	Increase / (Decrease)
	September 30, 2008	September 30, 2007	2008 vs. 2007	2008 vs. 2007
Cost of goods sold	$5,349	$27,457	$(22,108)	(81%)
Product gross margin	$4,125	$10,040	$(5,915)	(59%)
Product gross margin %	44%	27%

	Nine months	Nine months	Increase /	Percentage
	ended	ended	(Decrease)	Increase / Decrease)
	September 30, 2008	September 30, 2007	2008 vs. 2007	2008 vs. 2007
Cost of goods sold	$18,020	$123,469	$(105,449)	(85%)
Product gross margin	$10,835	$36,349	$(25,514)	(70%)
Product gross margin %	38%	23%
The decrease in product gross margin for the three months and nine months ended September 30, 2008, compared to the three months and nine months ended September 30, 2007, was primarily due to the termination of our agreements with Pfizer related to Exubera and timing differences in PEGylation product sales. For the three months and nine months ended September 30, 2007, Exubera cost of goods sold totaled $20.6 million and $99.8 million, respectively, and Exubera gross margin totaled $6.0 million and $23.6 million, respectively, or 23% and 19%. The increase in product gross margin percentage is attributable to the change in product mix.

Cost of Workforce Reduction Plans (in thousands except percentages)

	Three months	Three months	Increase /	Percentage
	ended	ended	(Decrease)	Increase / (Decrease)
	September 30, 2008	September 30, 2007	2008 vs. 2007	2008 vs. 2007
Cost of goods sold, net of change in inventory	$(12)	$36	$(48)	(133%)
Research and development expense	(136)	115	(251)	(218%)
General and administrative	(20)	342	(362)	(106%)

Cost of workforce reduction plans	$(168)	$493	$(661)	(134%)

	Nine months	Nine months	Increase /	Percentage
	ended	ended	(Decrease)	Increase / Decrease)
	September 30, 2008	September 30, 2007	2008 vs. 2007	2008 vs. 2007
Cost of goods sold, net of change in inventory	$149	$974	$(825)	(85%)
Cost of idle Exubera manufacturing capacity	1,221	—	1,221	>100%
Research and development expense	3,156	5,335	(2,179)	(41%)
General and administrative	517	1,888	(1,371)	(73%)

Cost of workforce reduction plans	$5,043	$8,197	$(3,154)	(38%)

Since May 2007, we have incurred $13.4 million related to our two workforce reduction plans, $5.0 million related to the 2008 Plan and $8.4 million related to the 2007 Plan, which includes $0.2 million which was recognized during the last quarter of 2007. We estimate that the total cost of the 2008 Plan will be approximately $5.1 million, comprised of cash payments for severance, medical insurance and outplacement services. Certain notified employees voluntarily terminated prior to their scheduled termination dates or were offered other permanent positions within Nektar. As a result, we have reversed $0.2 million of net workforce reduction charges related to the 2008 Plan as a change in estimate during the three months ended September 30, 2008. During the remainder of 2008, we expect to record less than $0.1 million related to the 2008 Plan for employees with termination dates longer than two months from the date of notification.
Cost of Idle Exubera Manufacturing Capacity (in thousands except percentages)

	Three months	Three months	Increase /	Percentage
	ended	ended	(Decrease)	Increase / (Decrease)
	September 30, 2008	September 30, 2007	2008 vs. 2007	2008 vs. 2007
Cost of idle Exubera manufacturing capacity	$—	$—	$—	n/a

	Nine months	Nine months	Increase /	Percentage
	ended	ended	(Decrease)	Increase / Decrease)
	September 30, 2008	September 30, 2007	2008 vs. 2007	2008 vs. 2007
Cost of idle Exubera manufacturing capacity	$6,821	$—	$6,821	>100%
Cost of idle Exubera manufacturing capacity includes amounts payable to Pfizer and Tech Group under an interim manufacturing capacity maintenance agreements that terminated on April 9, 2008, and severance, employee benefits, and outplacement costs for Exubera commercial manufacturing employees terminated as part of the February 2008 workforce reduction. Cost of idle Exubera manufacturing capacity also includes an allocation of manufacturing costs shared between commercial operations and research and development. Shared costs include employee compensation and benefits, rent, and utilities.
We do not expect to incur any additional Exubera manufacturing capacity costs.
Research and Development Expense (in thousands except percentages)

	Three months	Three months	Increase /	Percentage
	ended	ended	(Decrease)	Increase / (Decrease)
	September 30, 2008	September 30, 2007	2008 vs. 2007	2008 vs. 2007
Research and development expense	$38,265	$35,773	$2,492	7%

	Nine months	Nine months	Increase /	Percentage
	ended	ended	(Decrease)	Increase / Decrease)
	September 30, 2008	September 30, 2007	2008 vs. 2007	2008 vs. 2007
Research and development expense	$109,138	$114,265	$(5,127)	(4%)

As a result of our two workforce reductions executed in May 2007 and February 2008, our salaries and benefits for the three months and nine months ended September 30, 2008 are $1.5 million and $11.6 million less, respectively, than the three months and nine months ended September 30, 2007. Additionally, research and development expense for the three months and nine months ended September 30, 2007 includes Aerogen Ireland, which was sold in November 2007. The sale of Aerogen Ireland has resulted in decreased research and development expense of $1.0 million and $2.7 million, respectively, for the three months and nine months ended September 30, 2008 compared to the same periods in 2007.
The decreases in research and development expense due to the decreased headcount and sale of Aerogen Ireland discussed above, in addition to termination of our inhaled insulin, Delta 9, OCIP, and ABIP development programs, are offset by increased program spending for the three months and nine months ended September 30, 2008 compared to the three months and nine months ended September 30, 2007. In 2008, we have funded the Phase 2 clinical trials for our proprietary PEGylation product candidates, NKTR-102 and NKTR-118, begun pre-clinical research for our proprietary PEGylation product candidate NKTR-105 and our proprietary pulmonary product candidate NKTR-063, and we have continued our research and development activities under our collaboration agreements for NKTR-061, TIP, and CIP.
We expect research and development expense to decrease slightly in the fourth quarter of 2008 as we will not recognize depreciation expense on our assets classified as held for sale.
General and Administrative Expense (in thousands except percentages)

	Three months	Three months	Increase /	Percentage
	ended	ended	(Decrease)	Increase / (Decrease)
	September 30, 2008	September 30, 2007	2008 vs. 2007	2008 vs. 2007
General and administrative expense	$12,149	$12,426	$(277)	(2%)

	Nine months	Nine months	Increase /	Percentage
	ended	ended	(Decrease)	Increase / Decrease)
	September 30, 2008	September 30, 2007	2008 vs. 2007	2008 vs. 2007
General and administrative expense	$36,951	$42,339	$(5,388)	(13%)
General and administrative expense is associated with administrative staffing, business development and marketing.
The decrease in general and administrative expense for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 includes decreased employee related costs of $7.2 million and decreased outside professional services expenses of $3.7 million, partially offset by increased marketing costs of $0.8 million for NKTR-061, and increased facilities and equipment costs of approximately $3.9 million.
We expect general and administrative expense to remain at a consistent level in the fourth quarter of 2008.
Interest Income and Interest Expense (in thousands except percentages)

	Three months	Three months	Increase /	Percentage
	ended	ended	(Decrease)	Increase / (Decrease)
	September 30, 2008	September 30, 2007	2008 vs. 2007	2008 vs. 2007
Interest Income	$2,375	$5,519	$(3,144)	(57%)
Interest Expense	$(3,988)	$(4,773)	$(785)	(16%)

	Nine months	Nine months	Increase /	Percentage
	ended	ended	(Decrease)	Increase / Decrease)
	September 30, 2008	September 30, 2007	2008 vs. 2007	2008 vs. 2007
Interest Income	$10,578	$16,444	$(5,866)	(36%)
Interest Expense	$(11,835)	$(14,408)	$(2,573)	(18%)
The decrease in interest income for the three months and nine months ended September 30, 2008, compared to the three months and nine months ended September 30, 2007, was primarily due to lower interest rates on our cash, cash equivalents, and available-for-sale investments.

The decrease in interest expense for the three months and nine months ended September 30, 2008, compared to the three months and nine months ended September 30, 2007, was primarily attributable to a lower average balance of convertible subordinated notes outstanding in the three months and nine months ended September 30, 2008. We repaid $36.0 million of our 5% subordinated convertible notes in February 2007 and $66.6 million of our 3.5% subordinated convertible notes in October 2007. In the three months and nine months ended September 30, 2008, we had $315.0 million of 3.25% subordinated convertible notes due September 2012 outstanding.
We expect interest expense to decrease in the fourth quarter of 2008 as a result of the convertible subordinated note repurchases since September 30, 2008.
Loss on equity investment

	Three months	Three months	Increase /	Percentage
	ended	ended	(Decrease)	Increase / (Decrease)
	September 30, 2008	September 30, 2007	2008 vs. 2007	2008 vs. 2007
Loss on equity investment	$(705)	$—	$705	>100%

	Nine months	Nine months	Increase /	Percentage
	ended	ended	(Decrease)	Increase / Decrease)
	September 30, 2008	September 30, 2007	2008 vs. 2007	2008 vs. 2007
Loss on equity investment	$(705)	$—	$705	>100%
For the three months and nine months ended September 30, 2008, we recorded our proportionate share of the net loss of Pearl Therapeutics Inc. (“Pearl”) resulting from our $4.2 million equity investment made in July 2008. Our investment in Pearl is included in assets held for sale.
Liquidity and Capital Resources
We have financed our operations primarily through revenue from partner licensing and collaboration arrangements, public and private placements of debt and equity securities and financing of equipment acquisitions and certain tenant leasehold improvements.
We had cash, cash equivalents and short-term investments in marketable securities of $344.5 million and indebtedness of $349.2 million, including $315.0 million of 3.25% convertible subordinated notes, $22.1 million in capital lease obligations and $12.1 million in other liabilities as of September 30, 2008.
At September 30, 2008, we had $315.0 million of outstanding 3.25% convertible subordinated notes due 2012. Since September 30, 2008, we have repurchased approximately $100.0 million in par value 3.25% convertible note for an aggregate purchase price of $47.8 million. We may from time to time purchase or retire additional convertible subordinated notes through cash purchase or exchanges for other securities of the Company in open market or privately negotiated transactions, depending on, among other factors, our levels of available cash and the price at which such convertible notes are available for purchase. We will evaluate such transactions, if any, in light of the then-existing market conditions. These transactions individually or in the aggregate may be material.
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
In light of the volatility and developments that we have seen in the financial markets, we continued to review our cash equivalents and available-for-sale investments carefully. Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. Maintaining the primary goals of our investment policy has protected us from much of the risks in the credit markets while allowing us to meet our operating cash flow requirements, as well as execute other opportunities including our convertible subordinated note repurchases discussed above.
Cash flows used in operating activities
Net cash used for our operating activities totaled $115.1 million during the nine months ended September 30, 2008. To date, revenue has not been sufficient to cover our expenses and we are not generating positive cash flow through our operations. We do not utilize cash in operations ratably throughout the year and we utilized less cash in operations during the third quarter than the first two quarters of 2008. We expect our cash used in operations to increase during the last quarter of 2008.

For the nine months ended September 30, 2008, cash used in operations includes a $10.0 million performance milestone received from Bayer for NKTR-061, payments to Bespak and Tech Group of $39.9 million for amounts due under our termination agreements with those companies, all of which was recorded as an expense in 2007, $5.0 million to maintain Exubera manufacturing capacity at Tech Group’s facility and Pfizer’s Terre Haute facility, and $5.4 million for severance, employee benefits, and outplacement services in connection with our workforce reduction plans.
For the nine months ended September 30, 2007, net cash provided by operating activities of $39.6 million includes the up-front and milestone payments received from Bayer of $50.0 million for NKTR-061 and upfront fees of $24.6 million received from Pfizer under an interim agreement for joint development of NGI. Payments made in connection with our May 2007 workforce reduction totaled $7.4 million for the nine-months ended September 30, 2007.
Cash flows from investing activities
We purchased $15.1 million and $20.7 million of property and equipment in the nine months ended September 30, 2008 and 2007, respectively.
In July 2008, we invested $4.2 million in Pearl, in which we own a minority interest. In 2007, we granted Pearl a limited field license to certain proprietary pulmonary delivery technology. Pearl is utilizing the license to develop high-performance products in certain designated disease areas that reduce local and systemic side effects based on improved targeting and distribution of the drug throughout the lung.
We expect to receive the proceeds from the sale of our pulmonary assets of $115.0 million during the fourth quarter of 2008.
Cash flows used in financing activities
We repaid nil and $36.0 million, respectively, of our convertible subordinated notes and $1.9 million and $0.8 million, respectively, of our loan and capital lease obligations in the nine months ended September 30, 2008 and 2007.
Contractual Obligations
For the nine months ended September 30, 2008, other than the contract termination payments to Bespak and Tech Group of $32.1 million, there has not been a material change to the summary of contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2007.
Since September 30, 2008, we have repurchased $100.0 million face value of our convertible subordinated notes that were due in September 2012.
Off-Balance Sheet Arrangements
We do not utilize off-balance sheet financing arrangements as a source of liquidity or financing.
Critical Accounting Policies and Recent Accounting Pronouncements
For additional information on our critical accounting policies and recent accounting pronouncements, please refer to the discussion in “Recent Accounting Pronouncements” under Note 1 of the Notes to Condensed Consolidated Financial Statements in the Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2008 and June 30, 2008, and Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007 on file with the Securities and Exchange Commission.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our market risks at September 30, 2008 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2007 on file with the Securities and Exchange Commission.

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
Changes in Internal Control Over Financial Reporting
We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the company. However, there was no change in our internal control over financial reporting that occurred in the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Approval of Non-Audit Services
In the three months ended September 30, 2008, the Audit Committee of the Board of Directors approved no non-audit related services to be provided by Ernst & Young LLP, our independent registered public accounting firm.
PART II: OTHER INFORMATION
Item 1. Legal Proceedings
Reference is hereby made to our disclosures in “Legal Matters” under Note 6 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q which is incorporated by reference herein.
Item 1A. Risk Factors
Investors in Nektar Therapeutics should carefully consider the risks described below before making an investment decision. The risks described below may not be the only ones relating to our company. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our Quarterly Report on Form 10-Q for the three months ended June 30, 2008. Additional risks that we currently believe are immaterial may also impair our business operations. Our business, results of operation, financial condition, cash flow and future prospects and the trading price of our common stock and our abilities to repay our convertible notes could be harmed as a result of any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2007, including our consolidated financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission (“SEC”).

Risks Related to Our Business
The termination of our partnership with Pfizer and the discontinuance of our efforts to find a new marketing and development partner for Exubera and NGI will reduce our revenue significantly in 2008 as compared to 2007.
From our inception through the end of our 2007 fiscal year, we depended on Pfizer for revenue related to Exubera contract research and manufacturing. Our revenue from Pfizer related to Exubera and NGI was approximately $34.4 million and $140.7 million, representing 61% and 68% of total revenue, for the three months and nine months ended September 30, 2007, respectively. On November 9, 2007, we entered into a termination agreement and mutual release with Pfizer, pursuant to which Pfizer made a one-time payment of $135.0 million to us in satisfaction of all outstanding contractual obligations under our then-existing agreements with Pfizer related to Exubera and the next-generation inhaled insulin development program, also known as NGI. All of our agreements with Pfizer, other than the termination agreement and mutual release, terminated as of November 9, 2007, including our collaborative development and licensing agreement with Pfizer.
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
We have a number of partnered product candidates and proprietary product candidates in research and development, including preclinical testing and clinical trials. Preclinical testing and clinical trials are long, expensive and uncertain processes. It may take us, or our collaborative partners, several years to complete clinical trials. We have limited experience in clinical development. Failure can occur at any stage and at any time, regardless of how successful the results from preclinical and prior clinical testing may have been. Typically, there is a high rate of attrition for product candidates in preclinical and clinical trials due to safety, efficacy or other factors. Success in preclinical testing and early clinical trials does not necessarily predict success in later clinical trials. A number of other companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later stage clinical trials (i.e., Phase 2 or Phase 3 trials) due to factors such as inconclusive results and adverse medical events, even after achieving positive results in earlier trials. If our partnered product candidates or proprietary product candidates fail during any clinical trial stage, it could have a significant and adverse impact on our business prospects. The timing of the completion of clinical trials and the availability of data from those trials can be very difficult to estimate due to many factors, including but not limited to, clinical trial design, the rate of qualified patient enrollment, changing standards of care (alternative treatments, patient screening testing), the time it takes to reach clinical trial end points, and certain other medical and scientific developments that are not controlled by us or our partners. Therefore, the completion of clinical trials and the availability of data from those trials can take much longer than we plan.

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
While we have entered into a definitive agreement to sell certain of our assets related to our pulmonary technology platform, certain pulmonary development programs and associated technology and intellectual property, we cannot guarantee that the transaction will close. If the transaction does not close, our business operations may be significantly disrupted and our capital resources and financial condition will be negatively affected.
We have entered into an Asset Purchase Agreement with Novartis Pharmaceuticals Corporation, a Delaware corporation, Novartis Pharma AG, a Swiss corporation, and AeroGen, Inc., a Delaware corporation and a subsidiary of Nektar, to sell certain of our assets including (i) certain dry powder and liquid pulmonary formulation and manufacturing assets, including capital equipment and manufacturing facility lease obligations, (ii) certain intellectual property and manufacturing methods and associated information systems related to the pulmonary technology platform, (iii) manufacturing and associated payments for Ciprofloxacin inhaled powder, (iv) manufacturing and royalty rights to the Tobramycin inhalation powder program and (v) certain other interests in two private companies, in exchange for $115.0 million in cash. While we have entered into a definitive agreement, we may not be able to consummate the transaction contemplated thereby if we are unable to satisfy various conditions and contingencies prior to closing or, if permissible, obtain a waiver of such conditions and contingencies from the other parties to the Asset Purchase Agreement. These conditions and contingencies include obtaining approvals from certain governmental and regulatory agencies and receiving consents from third parties, and that the representations and warranties made by us in the agreement remain true in all material respects at closing. Parties to the Asset Purchase Agreement may terminate the agreement if the transaction has not been consummated by October 20, 2009 or in the event of certain serious breaches by the parties. In the event that this transaction does not close, we will either need to continue our pulmonary platform technology development and the ongoing development programs based on this technology platform or consider other alternatives. However, the announcement of the transaction and the failure to consummate it may significantly adversely affect our relations with our pulmonary employees as well as the customers and suppliers. In addition, the sale of the pulmonary assets is expected to reduce our future operating expenses and the failure to consummate the transaction would not allow us to realize these benefits.
Prior to the closing of the sale of our pulmonary assets, our business operations may be disrupted due to a number of factors, any of which could harm our business or ability to complete the proposed sale. These factors may include the loss of key employees of the business, incurring expenses in connection with the proposed sale, and the diversion of management’s attention from other important objectives that impact the success of our business.
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
In the three months and nine months ended September 30, 2008, we reported net losses of $37.0 million and $111.1 million, respectively. If and when we achieve profitability depends upon a number of factors, including the timing and recognition of milestone payments and license fees received, the timing of revenue under collaboration agreements, the amount of investments we make in our proprietary product candidates, the regulatory approval and market success of our product candidates and the success of our strategy to fund our proprietary product development programs prior to partnering with other pharmaceutical and biotechnology companies. We may not be able to achieve and sustain profitability.
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
As of September 30, 2008, we had cash, cash equivalents, short-term investments and investments in marketable securities valued at approximately $344.5 million and approximately $349.2 million of indebtedness, including approximately $315.0 million in convertible subordinated notes, $22.1 million in capital lease obligations and $12.1 million of other liabilities. We expect to use a substantial portion of our cash to fund our ongoing operations over the next few years. Since September 30, 2008, we have repurchased $100.0 million of our 3.25% convertible subordinated notes. The remaining $215.0 million of our 3.25% convertible subordinated notes will mature in September 2012.
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
We have no material credit facility or other material committed sources of capital. To the extent operating and capital resources are insufficient to meet our future capital needs, we will have to raise additional funds from new collaboration partnerships or the capital markets to continue the marketing and development of our technologies and proprietary products. Such funds may not be available on favorable terms or may be completely unavailable. We may be unable to obtain suitable new collaboration partners on attractive terms and our substantial indebtedness as well as difficult conditions in the capital markets may limit our ability to obtain any additional capital markets financing or may completely prevent obtaining such financing. If adequate funds are not available on reasonable terms, we may be required to curtail operations significantly or obtain funds by entering into financing, supply or collaboration agreements on unattractive terms. Our inability to raise capital could harm our business and our stock price. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our stockholders which could be significant.
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
Our stock price is volatile. In the three months ended September 30, 2008, based on closing bid prices on the NASDAQ Global Select Market, our stock price ranged from $3.10 to $5.36. We expect our stock price to remain volatile. In addition, as our convertible senior notes are convertible into shares of our common stock, volatility or depressed prices of our common stock could have a similar effect on the trading price of the notes. Interest rate fluctuations can also affect the price of our convertible senior notes. A variety of factors may have a significant effect on the market price of our common stock or notes, including:
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None, including no purchases of any class of our equity securities by us or any affiliate pursuant to any publicly announced repurchase plan in the three months ended September 30, 2008.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.

Item 6. Exhibits
Except as so indicated in Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit
Number		Description of Documents

10.1	(1)	Offer Letter Agreement between Nektar Therapeutics and Dr. Moreadith dated July 29, 2008.

31.1	(2)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	(2)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	(3)	Section 1350 Certifications.

(1)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on August 7, 2008.

(2)	Filed herewith.

(3)
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

Date: November 7, 2008

By:	/s/ Jillian B. Thomsen
Jillian B. Thomsen
Vice President and Chief Accounting Officer

Date: November 7, 2008

EXHIBIT INDEX
Except as so indicated in Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference in, this Quarterly Report on Form 10-Q.

Exhibit
Number		Description of Documents

10.1	(1)	Offer Letter Agreement between Nektar Therapeutics and Dr. Moreadith dated July 29, 2008.

31.1	(2)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	(2)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	(3)	Section 1350 Certifications.

(1)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on August 7, 2008.

(2)	Filed herewith.

(3)
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