Form 10-K
period 2008-12-31
NEKTAR THERAPEUTICS
filed 2009-03-06
CIK 906709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2008
or

☐	TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
Commission File Number: 0-24006

NEKTAR THERAPEUTICS
(Exact name of registrant as specified in its charter)

Delaware	94-3134940
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
201 Industrial Road
San Carlos, California 94070
(Address of principal executive offices and zip code)
650-631-3100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.0001 par value	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days) Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☑
The approximate aggregate market value of voting stock held by non-affiliates of the registrant, based upon the last sale price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2008 (based upon the closing sale price of the registrant’s common stock listed as reported on the NASDAQ Global Select Market), was approximately $300,233,348. This calculation excludes approximately 2,792,787 shares held by directors and executive officers of the registrant. Exclusion of these shares does not constitute a determination that each such person is an affiliate of the registrant.
As of February 27, 2009, the number of outstanding shares of the registrant’s common stock was 92,506,054.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of registrant’s definitive Proxy Statement to be filed for its 2009 Annual Meeting of Stockholders are incorporated by reference into Part III hereof. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

NEKTAR THERAPEUTICS
2008 ANNUAL REPORT ON FORM 10-K

Page

PART I

Item 1. Business	4

Item 1A. Risk Factors	22

Item 1B. Unresolved Staff Comments	32

Item 2. Properties	32

Item 3. Legal Proceedings	33

Item 4. Submission of Matters to a Vote of Security Holders	33

PART II

Item 5. Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities	33

Item 6. Selected Financial Data	35

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	36

Item 7A. Quantitative and Qualitative Disclosures About Market Risk	50

Item 8. Financial Statements and Supplementary Data	52

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	86

Item 9A. Controls and Procedures	86

Item 9B. Other Information	86

PART III

Item 10. Directors, Executive Officers and Corporate Governance	87

Item 11. Executive Compensation	87

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	87

Item 13. Certain Relationships and Related Transactions and Director Independence	87

Item 14. Principal Accounting Fees and Services	87

PART IV

Item 15. Exhibits, Financial Statement Schedules	88

Signatures	92

Exhibit 2.1
Exhibit 10.17
Exhibit 10.20
Exhibit 10.21
Exhibit 10.22
Exhibit 10.26
Exhibit 10.27
Exhibit 10.28
Exhibit 10.29
Exhibit 10.34
Exhibit 10.35
Exhibit 21.1
Exhibit 23.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

Forward-Looking Statements
This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of this annual report on Form 10-K, including any projections of earnings, revenue or other financial items, any statements of the plans and objectives of management for future operations (including, but not limited to, pre-clinical development, clinical trials and manufacturing), any statements concerning proposed drug candidates or other new products or services, any statements regarding future economic conditions or performance and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, such expectations or any of the forward-looking statements may prove to be incorrect and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, but not limited to, the risk factors set forth in Part I, Item 1A “Risk Factors” below and for the reasons described elsewhere in this annual report on Form 10-K. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof and we do not intend to update any forward-looking statements except as required by law or applicable regulations. Except where the context otherwise requires, in this annual report of Form 10-K, the “Company,” “Nektar,” “we,” “us,” and “our” refer to Nektar Therapeutics, a Delaware corporation, and, where appropriate, its subsidiaries.
Trademarks
The Nektar brand and product names, including but not limited to Nektar®, contained in this document are trademarks, registered trademarks or service marks of Nektar Therapeutics in the United States (U.S.) and certain other countries. This document also contains references to trademarks and service marks of other companies that are the property of their respective owners.

PART I
Item 1. Business
We are a clinical-stage biopharmaceutical company developing a pipeline of drug candidates that utilize our PEGylation and advanced polymer conjugate technology platforms, which are designed to improve the benefits of drugs for patients. Our current proprietary product pipeline is comprised of drug candidates across a number of therapeutic areas including oncology, pain, anti-infectives, anti-viral and immunology. Our research and development activities involve small molecule drugs, peptides and other potential biologic drug candidates. We create our innovative drug candidates by using our proprietary chemistry platform to modify the chemical structure of drugs using unique polymer conjugates. Polymer chemistry is a science focused on the synthesis or bonding of polymer architectures with drug molecules to alter the properties of the molecule when it is bonded with our proprietary polymers. Additionally, we may utilize established pharmacologic targets to engineer a new drug candidate relying on a combination of the known properties of these targets and our polymer chemistry technology and expertise. Our drug candidates are designed to improve the pharmacokinetics, pharmacodynamics, half-life, bioavailability, metabolism or distribution of drugs and improve the overall benefits and use of a drug for the patient. Our objective is to apply our advanced polymer conjugate technology platform to create new drugs in multiple therapeutic areas.
Each of our drug candidates which we are currently developing internally is a proprietary new chemical or biological entity that addresses large potential markets. We are developing drug candidates that can be delivered by oral or subcutaneous administration. Our most advanced proprietary product candidate, Oral NKTR-118, is a peripheral opioid antagonist that is currently being evaluated for the treatment of opioid-induced constipation (OIC) and we recently announced that we were terminating our Phase 2 clinical trial for this program due to positive preliminary results. Our other lead product candidate, NKTR-102, is a cytotoxic topoisomerase I inhibitor that is being evaluated or will be evaluated in four separate Phase 2 clinical trials for the treatment of multiple cancers, including ovarian, breast, cervical and colorectal.
In addition to our internal pipeline, we have a number of collaborations and license agreements for our technology with leading biotechnology and pharmaceutical companies, including Amgen, Schering-Plough, Baxter, UCB and Roche. A total of nine products using our PEGylation technology platform have received regulatory approval in the U.S. or Europe, and are currently marketed by our partners. There are also a number of other products in clinical development that use our technology platform. These licensing collaborations will represent the majority of our revenue stream in 2009 which will be comprised of a combination of upfront and contract research fees, milestones, manufacturing product sales and product royalties.
We also have a significant collaboration with Bayer Healthcare LLC to develop BAY41-6551 (NKTR-061, Amikacin Inhale), which is an inhaled solution of amikacin, an aminoglycoside antibiotic. We originally developed the liquid aerosol inhalation platform and product and entered into a collaboration with Bayer Healthcare LLC in 2007 for its development. We have another proprietary product candidate, NKTR-063 (Inhaled Vancomycin), which uses the same aerosol platform as BAY41-6551. A Phase 1 clinical trial has been completed for NKTR-063 to treat patients with Gram-positive pneumonias.
On December 31, 2008, we completed the sale and transfer of certain pulmonary technology rights, certain pulmonary collaboration agreements and approximately 140 of our dedicated pulmonary personnel and operations to Novartis Pharma AG. We retained all of our rights to BAY41-6551 and NKTR-063, certain rights to receive royalties on net sales of the Cipro Inhale (also known as Ciprofloxacin Inhaled Powder or CIP) program with Bayer Schering Pharma AG that we transferred to Novartis as part of the transaction, and we also retained certain intellectual property rights to patents specific to inhaled insulin. In connection with the closing of the transaction, we also terminated the Tobramycin Inhalation Powder (TIP) collaboration agreement with Novartis.
We were incorporated in California in 1990 and reincorporated in Delaware in 1998. We maintain our executive offices at 201 Industrial Road, San Carlos, California 94070, and our main telephone number is (650) 631-3100.
Our Technology Platform
With our expertise as a leader in the field of PEGylation, we have advanced our technology platform to include first-generation PEGylation and new advanced polymer conjugate chemistries that can be tailored in very specific and customized ways to optimize and significantly improve the profile of a wide range of molecules and many classes of drugs and disease areas.

PEGylation has been a highly effective technology platform for the development of therapeutics with significant commercial success, such as Roche’s PEGASYS® (PEG-interferon alfa-2a) and Amgen’s Neulasta® (pegfilgrastim). All of the PEGylated drugs approved over the last fourteen years were enabled with our PEGylation technology through our collaborations and licensing partnerships with pharmaceutical companies. PEG (polyethylene glycol) is a versatile technology and is a water soluble, amphiphilic, non-toxic, non-immunogenic compound that is safely cleared from the body. Its primary use to date has been in currently approved biologic drugs to favorably alter their pharmacokinetic or pharmacodynamic properties. However, in spite of its widespread success in commercial drugs, there are limitations with the first-generation PEGylation approaches used with biologics. These limitations include the inability of the earlier approaches of PEGylation technology to be used successfully with small molecule drugs, antibody fragments and peptides, all of which could potentially benefit from the application of the technology. Other limitations of the early approaches of PEGylation technology include resulting sub-optimal bioavailability and bioactivity, and its limited ability to be used to fine-tune properties of the drug, as well as its inability to be used to create oral drugs.
With our expertise and proprietary technology in PEGylation, we have created the next-generation of PEGylation technology. Our advanced polymer conjugate technology platform is designed to overcome the limitations of the first generation of the technology platform and allow the platform to be utilized with a broader range of molecules across many therapeutic areas.
Both our PEGylation and advanced polymer conjugate technology platforms have the potential to offer one or more of the following benefits:
•	improve efficacy or safety in certain instances as a result of better pharmacokinetics, pharmacodynamics, longer half-life and sustained exposure of the drug;
•	improve targeting or binding affinity of a drug to its target receptors with the potential to improve efficacy and reduce toxicity or drug resistance;
•	enable oral administration of parenterally-administered drugs, or drugs that must be administered intravenously or subcutaneously, and increase oral bioavailability of small molecules;
•	prevent drugs from crossing the blood-brain barrier and limiting undesirable central nervous system effects;
•	reduce first-pass metabolism effects of certain drug classes with the potential to improve efficacy, which could reduce the need for other medicines and reduce toxicity;
•	reduce rate of drug absorption and of elimination or metabolism by improving stability of the drug in the body and providing it with more sufficient time to act on its target; and
•	reduce immune response to certain macromolecules with the potential to prolong their effectiveness with repeated doses.
We have a broad range of approaches that we may use when designing our own drug candidates, some of which are outlined below:
Small Molecule Polymer Conjugates
Our customized approaches with small molecule polymer conjugates allows for the fine-tuning of the physicochemical and pharmacological properties of small molecule oral drugs to potentially increase their therapeutic benefit. In addition, this approach can enable oral administration of subcutaneously-delivered small molecule drugs that have shown low bioavailability when delivered orally. Benefits of this approach can also include: improved potency, increased oral bioavailability, modified biodistribution with enhanced pharmacodynamics, and reduced transport across specific membrane barriers in the body, such as the blood-brain barrier. A primary example of the application of membrane transport inhibition, specifically reducing transport across the blood-brain barrier is Oral NKTR-118, a novel peripheral opioid antagonist that is in the final stages of Phase 2 clinical development. An example of a drug candidate that uses this approach to avoid first-pass metabolism is NKTR-140, a novel protease inhibitor in preclinical development.

Small Molecule Pro-Drug Conjugates
The pro-drug polymer conjugation approach can be used to optimize the pharmacokinetics and pharmacodynamics of a small molecule drug to substantially increase both its efficacy and side effect profile. We are currently using this platform with oncolytics, which typically have sub-optimal half-lives that can limit their therapeutic efficacy. With our technology platform, we believe that these drugs can be modulated for programmed release within the body, optimized bioactivity and increased sustained exposure of active drug to tumor cells in the body. We are using this approach with the two oncolytic candidates in our pipeline, NKTR-102, a novel PEGylated form of irinotecan in Phase 2 clinical development, and NKTR-105, a novel PEGylated form of docetaxel in Phase 1 clinical development.
Peptide Large Molecule Polymer Conjugates
Our customized approaches with large molecule polymer conjugates have enabled numerous successful PEGylated biologics on the market today. We are using our advanced polymer conjugation technology-based approach to enable peptides, which are much smaller in size than other biologics, such as proteins and antibody fragments. We are in the early stages of research with a number of peptides that utilize this proprietary approach. Peptides are important in modulating many physiological processes in the body. Some of the benefits of working with peptides are: they are small, more easily optimized, and can be rapidly investigated for therapeutic potential. However, peptide drug discovery has been slowed by the extremely short half-life and limited bioavailability of these molecules.
Based on our knowledge of the technology and biologics, our scientists have designed a novel hydrolyzable linker that can be used to optimize the bioactivity of a peptide. Through rational drug design and the use of our approach, a peptide’s pharmacokinetics and pharmacodynamics can be substantially improved and its half-life can be significantly extended. The approach can also be used with proteins and larger molecules, as well.
Antibody Fragment Conjugates
This approach uses a large molecular weight polyethylene glycol (PEG) conjugated to antibody fragments in order to potentially improve their toxicity profile, extend their half-life and allow for ease of synthesis with the antibody. The specially designed PEG then becomes part of the antibody fragment Fc. Since the antibody fragment is more like a biologic, this conjugation has a branched architecture with either stable or degradable linkage. This approach can be used to reduce antigenicity, reduce glomerular filtration rate, and retain antigen-binding affinity and recognition. There is currently one approved product on the market that utilizes our technology with an antibody fragment, CIMZIA™ (certoluzimab pegol), which was developed by our partner UCB Pharma and is approved for the treatment of Crohn’s Disease in the U.S.
Our Strategy
The key elements of our business strategy are outlined below:
Advance Our Internal Clinical Pipeline of Drug Candidates that Leverage Our PEGylation and Advanced Polymer Conjugate Chemistry Platform
Our objective is to create value by advancing our lead drug candidates through early to mid-stage clinical development. To support this strategy, in 2008, we significantly expanded our strong internal expertise in our clinical development and regulatory departments. We intend to decide on a product-by-product basis whether we wish to continue development into Phase 3 pivotal clinical trials and commercialize products on our own, or seek a partner, or pursue a combination of these approaches.
A key component of our development strategy is to potentially reduce the risks and time associated with drug development by capitalizing on the known safety and efficacy of approved drugs as well as established pharmacologic targets and drugs directed to those targets. For many of our novel drug candidates, we may seek approval in indications for which the parent drugs have not been studied or approved. We believe that the improved characteristics of our drug candidates will provide meaningful benefit to patients compared to the existing therapies, and allow for approval to provide new treatments for patients for which the parent drugs are not currently approved.

Ensure Future Growth of our Pipeline through Internal Research Efforts and Advancement of our Preclinical Drug Candidates into Clinical Trials
We believe it is important to maintain a diverse pipeline of new drug candidates to continue to build on the value of our business. Our early research organization is identifying new drug candidates by applying our technology platform to a wide range of molecule classes, including small molecules and large proteins, peptides and antibodies, across multiple therapeutic areas. We continue to advance our most promising early research drug candidates into preclinical development with the objective to advance these early stage research programs to human clinical studies over the next several years.
Enter into Strategic and High-Value Partnerships to Bring Our Drugs to Market
Our partnering strategy is to enter into collaborations with larger pharmaceutical and biotechnology companies at appropriate stages in our drug development process to fund further clinical development, manage the global regulatory filing process, and market and sell the approved drugs. The options for future collaboration arrangements range from comprehensive licensing arrangements to co-promotion and co-development agreements with the structure of the collaboration depending on factors such as the cost and complexity of development, marketing and commercialization needs and therapeutic area focus.
Continue to Build a Leading Intellectual Property Estate in the Field of PEGylation and Polymer Conjugate Chemistry across Therapeutic Modalities
We are committed to continuing to build on our intellectual property position in the field of PEGylation and polymer conjugate chemistry. To that end, we have a comprehensive patent strategy providing us with ownership of patents and patent applications covering a wide range of approaches, including, among others, polymer materials, conjugates, formulations, synthesis, therapeutic areas and methods of treatment.
Approved Drugs and Drug Candidates Enabled By Our Technology through Licensing Collaborations
The following table outlines our collaborations with a number of pharmaceutical companies that license our technology, including Amgen, Schering-Plough, Baxter, UCB and F. Hoffmann-La Roche. A total of nine products using our PEGylation technology have received regulatory approval in the U.S. or Europe. There are also a number of other candidates that have been filed for approval or are in various stages of clinical development. These collaborations generally contain several elements including license rights to our proprietary technology, manufacturing and supply agreements under which we may receive manufacturing revenue, milestone payments, and/or product royalties on commercial sales.

Drug	Primary or Target Indications	Licensing Partner and Drug Marketer	Status(1)
Neulasta® (pegfilgrastim)	Neutropenia	Amgen Inc.	Approved
PEGASYS® (peginterferon alfa-2a)	Hepatitis-C	F. Hoffmann-La Roche Ltd	Approved
Somavert® (pegvisomant)	Acromegaly	Pfizer Inc.	Approved
PEG-INTRON® (peginterferon alfa-2b)	Hepatitis-C	Schering-Plough Corporation	Approved
Macugen® (pegaptanib sodium injection)	Age-related macular degeneration	OSI Pharmaceuticals (formerly Eyetech)	Approved
CIMZIA™ (certolizumab pegol)	Crohn’s disease	UCB Pharma	Approved in U.S. and Switzerland
MIRCERA® (C.E.R.A.) (Continuous Erythropoietin Receptor Activator)	Anemia associated with chronic kidney disease in patients on dialysis and patients not on dialysis	F. Hoffmann-La Roche Ltd	Approved in U.S. and EU (Launched only in the EU)*
CIMZIA™ (certolizumab pegol)	Rheumatoid arthritis	UCB Pharma	Filed in the U.S. and EU
Hematide™(synthetic peptide-based, erythropoiesis- stimulating agent)	Anemia	Affymax, Inc.	Phase 3
MAP0004™	Migraine	MAP Pharmaceuticals	Phase 3
Cipro Inhale	Cystic fibrosis lung infections	Bayer Schering Pharma AG	Phase 2**
CIMZIA ™ (certoluzimab pegol)	Psoriasis	UCB Pharma	Phase 2
CDP-791 (PEG-antibody fragment angiogenesis inhibitor)	Non-small cell lung cancer	UCB Pharma	Phase 2
Longer-acting Factor VIII and other blood clotting proteins	Hemophilia	Baxter	Preclinical

(1)	Status definitions are:
Approved—regulatory approval to market and sell product obtained in the U.S., EU and other countries.
Filed —Products for which a New Drug Application (NDA) or Biologics License Application (BLA) has been filed
Phase 3 or Pivotal—product in large-scale clinical trials conducted to obtain regulatory approval to market and sell the drug (these trials are typically initiated following encouraging Phase 2 trial results).
Phase 2—product in clinical trials to establish dosing and efficacy in patients.
Phase 1— product in clinical trials, typically in healthy subjects, to test safety. In the case of oncology drug candidates, Phase 1 clinical trials are typically conducted in cancer patients.
Research/preclinical— product is being studied in research by way of vitro studies and/or animal studies

*	Amgen Inc. prevailed in a patent lawsuit against F. Hoffmann-La Roche Ltd and as a result of this legal ruling Roche is currently prevented from marketing MIRCERA® in the U.S.

**	This product candidate was developed using our proprietary pulmonary delivery technology that was transferred to Novartis in an asset sale transaction that closed on December 31, 2008. As part of the transaction, Novartis assumed our rights and obligations for our Cipro Inhale agreements with Bayer Schering PharmaAG; however, we maintained the rights to receive certain royalties on commercial sales of Cipro Inhale if the product candidate is approved.

Nektar Proprietary Internal Drug Candidates in Clinical Development
The following table summarizes our proprietary product development pipeline and significant partnerships. The table includes the type of molecule or drug, the primary indication for the product or product candidate, and the clinical trial status of the program.

Drug Candidate	Target Indications	Status (1)
BAY41-6551 (NKTR-061, Amikacin Inhale)	Gram-negative pneumonias	Phase 2 (Partnered with Bayer Healthcare LLC)*
NKTR-102 (PEGylated irinotecan)	Second-line colorectal cancer in patients with the KRAS gene mutation	Phase 2
NKTR-102 (PEGylated irinotecan)	Metastatic breast cancer	Phase 2
NKTR-102 (PEGylated irinotecan)	Metastatic ovarian cancer	Phase 2
NKTR-102 (PEGylated irinotecan)	Metastatic cervical cancer	Phase 2
Oral NKTR-118 (PEGylated naloxol)	Opioid-induced constipation (OIC)	Phase 2
NKTR-105 (PEGylated docetaxel)	Solid tumors	Phase 1
NKTR-063 (Inhaled Vancomycin)	Gram-positive pneumonias	Phase 1*
NKTR-140 (protease inhibitor candidate)	HIV	Research/Preclinical
NKTR-171 (undisclosed pain candidate)	Neuropathic pain	Research/Preclinical
NKTR-125 (PEGylated antihistamine candidate)	Allergic rhinitis	Research/Preclinical

(1)	Status definitions are:
Phase 3 or Pivotal—product in large-scale clinical trials conducted to obtain regulatory approval to market and sell the drug (these trials are typically initiated following encouraging Phase 2 trial results).
Phase 2—product in clinical trials to establish dosing and efficacy in patients.
Phase 1— product in clinical trials, typically in healthy subjects, to test safety. In the case of oncology drug candidates, Phase 1 clinical trials are typically conducted in cancer patients.
Research/preclinical— product is being studied in research by way of vitro studies and/or animal studies

*	This product candidate uses a liquid aerosol technology platform that was transferred to Novartis in the pulmonary asset sale transaction that was completed on December 31, 2008. As part of that transaction, we retained an exclusive license to this technology for the development and commercialization of this drug candidate originally developed by Nektar.
Overview of Selected Proprietary Product Development Programs
NKTR-102 (PEGylated irinotecan)
We are developing NKTR-102, a novel PEGylated form of irinotecan that was designed using our advanced polymer conjugate technology platform. The product candidate is currently in Phase 2 clinical development. Irinotecan, also known as Camptosar®, is a topoisomerase I inhibitor used for the treatment of solid tumors, including colorectal and lung cancers. By applying our proprietary pro-drug conjugate technology to irinotecan, NKTR-102 has the potential to be a more effective and tolerable anti-tumor agent. Using a proprietary approach that directly conjugates the drug to a multi-arm polymer architecture, we are the first company to have created a PEGylated small molecule with a unique pharmacokinetic profile that has demonstrated therapeutic activity in patients.
NKTR-102 is currently in Phase 2 clinical development for the treatment of multiple cancers, including colorectal, ovarian, and breast. In addition, we also plan to commence a Phase 2 trial for NKTR-102 in patients with cervical cancer. A Phase 2 randomized trial of NKTR-102 was initiated in early 2009 that will evaluate the efficacy and safety of NKTR-102 monotherapy versus irinotecan in second-line colorectal cancer patients with the KRAS mutant gene. According to the National Comprehensive Clinical Network, colorectal cancer is the most frequently diagnosed cancer in men and women in the United States. In 2008, it is estimated that over 108,000 new cases of colon cancer and approximately 40,780 cases of rectal cancer occurred. During the same year, it is estimated that 49,960 people died from colon and rectal cancer. The primary endpoint of the Phase 2 placebo-controlled trial of NKTR-102 in colorectal cancer will be a clinically meaningful improvement in progression-free survival as compared to standard irinotecan monotherapy. According to recent data presented at the American Society of Clinical Oncology in 2008, it is estimated that up to 45% of colorectal cancer cases have this mutation in the KRAS gene and do not respond to EGFR-inhibitors, such as cetuximab. A Phase 2a study of NKTR-102 is also ongoing to evaluate NKTR-102 in combination with cetuximab in 18 patients with refractory solid tumors, primarily gastrointestinal-related cancers.

Two separate NKTR-102 Phase 2 studies are also ongoing in ovarian and breast cancers. These studies are open label, single arm studies encompassing two treatment regimens (every 14 days or every 21 days). Patients include those with metastatic breast cancer with prior taxane treatment, those with metastatic and platinum-resistant ovarian cancer. The Phase 2 study for cervical cancer that we plan to initiate in 2009 is for patients with metastatic cervical cancer. The trials will evaluate the overall response rate (ORR) of NKTR-102 monotherapy in each tumor setting, with secondary endpoints including progression-free survival, safety and six and 12-month overall survival.
Ovarian, breast, and cervical cancers remain significant health problems for women worldwide. In 2008, there were an estimated 21,650 new diagnoses and an estimated 15,520 deaths from ovarian cancer in the United States and, historically, less than 40% of women with ovarian cancer are cured. The American Cancer Society estimated that over 184,000 new cases of invasive breast cancer were diagnosed and nearly 41,000 women died of breast cancer in the United States in 2008. Cervical cancer is a major world health problem for women. The global annual incidence of cervical cancer in 2002 was over 490,000 with an annual death rate of over 270,000. It is currently the third most common cancer in women worldwide.
Oral NKTR-118 (PEGylated naloxol)
Oral NKTR-118 is a novel oral drug candidate that is in the final stages of Phase 2 clinical development, combines our stable conjugate polymer technology with naloxol, a derivative of the opioid-antagonist drug naloxone. On March 2, 2009, we announced that we were terminating the Phase 2 trial for Oral NKTR-118 as a result of positive preliminary results. The peripheral opioid antagonist Oral NKTR-118 targets opioid receptors within the enteric nervous system, which mediate opioid-induced bowel dysfunction (OBD), a symptom resulting from opioid use that encompasses constipation, bloating, abdominal cramping and gastroesophageal reflux. Opioid-induced constipation (OIC) is the hallmark of this syndrome and is generally its most prominent component. According to the American Pain Society, over 200 million opioid prescriptions are filled in the U.S. annually with worldwide sales of opioids reaching $7.5 billion in 2007. Depending on the population studied and the definitions used, constipation occurs in up to 90% of patients taking opioids. Currently, there are no specific oral drugs approved or specifically indicated to treat OBD or OIC.
We are also conducting early discovery research on a new drug candidate, NKTR-119, which we intend to develop as a co-formulation of NKTR-118 and a long-acting opioid analgesic. Our research plan for NKTR-119 program is to create a long-acting opioid without the related gastrointestinal side effects, such as OBD including OIC.
NKTR-105 (PEGylated docetaxel)
NKTR-105 is a novel PEGylated conjugate form of docetaxel, an anti-neoplastic agent belonging to the taxoid family that acts by disrupting the microtubular network in cells. Docetaxel is a major chemotherapy agent approved for use in five different cancer indications: breast, non-small cell lung, prostate, gastric, and head and neck. Annual sales of docetaxel in 2007 exceeded $2 billion. Oncolytics, such as docetaxel, typically have sub-optimal half-lives which can limit their therapeutic efficacy. Our advanced polymer conjugation technology can be used to optimize the bioactivity of these drugs and increase the sustained exposure of active drug to tumor cells in the body.
NKTR-105 is currently being evaluated in a Phase 1 clinical trial in cancer patients that began in February 2009. The study will assess the safety, pharmacokinetics, and anti-tumor activity of NKTR-105 in approximately 30 patients with refractory solid tumors who have failed all prior available therapies.
NKTR-140 (protease inhibitor)
NKTR-140 is a novel protease inhibitor product candidate to treat human immunodeficiency virus (HIV), which can lead to acquired immunodeficiency syndrome or AIDS. The product was developed using Nektar’s advanced small molecule polymer conjugate technology. The drug candidate is designed to have improved potency as compared to leading protease inhibitors used in clinical practice today, and also to eliminate the need for a co-administered protease inhibitor booster, such as ritonavir. NKTR-140 is currently being studied in a number of preclinical trials.
Overview of Select Licensing Partnerships for Approved Products
All of the approved products today that use our technology platforms are a result of licensing collaborations with partners. We also have a number of product candidates in clinical development by our partners that use our technology or involve rights over which we have patents or other proprietary intellectual property. In a typical collaboration involving our PEGylation technology, we license our proprietary intellectual property related to our PEGylation technology or proprietary conjugated drug molecules in consideration for upfront payments, development milestone payments and royalties from sales of the resulting commercial product as well as sales milestones. We also manufacture and supply our proprietary PEGylation materials to our partners.

Neulasta®, Agreement with Amgen, Inc.
In July 1995, we entered into a non-exclusive supply and license agreement with Amgen, Inc. (Amgen), pursuant to which we license our proprietary PEGylation technology to be used in the development and manufacture of Neulasta. Neulasta selectively stimulates the production of neutrophils that are depleted by cytotoxic chemotherapy, a condition called neutropenia that makes it more difficult for the body to fight infections. We manufacture and supply our proprietary PEGylation materials for Amgen on a fixed price basis. The term of the agreement is for a fixed duration with a limited number of renewal options. This agreement is scheduled to expire in 2010.
PEGASYS®, Agreement with F. Hoffmann-La Roche Ltd
In February 1997, we entered into a license, manufacturing and supply agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (Roche), under which we granted Roche a worldwide, exclusive license to use certain PEGylation materials to manufacture and commercialize a certain class of products, of which PEGASYS is the only product currently commercialized. PEGASYS is approved in the U.S., E.U. and other countries for the treatment of Hepatitis C and is designed to help the patient’s immune system fight the Hepatitis C virus. We currently manufacture our proprietary PEGylation materials for Roche on a price per gram basis. Roche has an option for a license extension related to the agreement. The agreement expires on the later of January 10, 2015 or the expiration of our last relevant patent containing a valid claim.
Somavert®, Agreement with Pfizer, Inc.
In January 2000, we entered into a license, manufacturing and supply agreement with Sensus Drug Development Corporation (subsequently acquired by Pharmacia Corp. in 2001 and then acquired by Pfizer, Inc. in 2003), for the PEGylation of Somavert (pegvisomant), a human growth hormone receptor antagonist for the treatment of acromegaly. We currently manufacture our proprietary PEGylation reagent for Pfizer on a price per gram basis. The agreement expires on the later of ten years from the grant of first marketing authorization in the designated territory, which occurred in March 2003, or the expiration of our last relevant patent containing a valid claim. In addition, Pfizer may terminate the agreement if marketing authorization is withdrawn or marketing is no longer feasible due to certain circumstances, and either party may terminate for cause if certain conditions are met.
PEG-Intron®, Agreement with Schering-Plough Corporation
In February 2000, we entered into a manufacturing and supply agreement with Schering-Plough Corporation (Schering) for the manufacture and supply of our proprietary PEGylation materials to be used by Schering in production of a pegylated recombinant human interferon-alpha (PEG-Intron). PEG-Intron is a treatment for patients with Hepatitis C. We currently manufacture our proprietary PEGylation materials for Schering on a price per gram basis. The agreement is for a fixed duration with renewal terms conditioned upon mutual agreement.
Macugen®, Agreement with OSI Pharmaceuticals (formerly Eyetech)
In 2002, we entered into a license, manufacturing and supply agreement with Eyetech Pharmaceuticals, Inc., subsequently acquired by OSI Pharmaceuticals, Inc. (OSI) in 2005, pursuant to which we license our proprietary PEGylation technology for the development and commercialization of Macugen®, a PEGylated anti-vascular endothelial growth factor aptamer currently approved in the U.S. and E.U. for use in treating age-related macular degeneration. We currently manufacture our proprietary PEGylation materials for OSI on a price per gram basis. Under the terms of the agreement, we will receive royalties on net product sales in any particular country covered by a valid patent claim for the longer of ten years from the date of the first commercial sale of the product in that country or the manufacture, use or sale of such product in that country. The agreement expires upon the expiration of our last relevant patent containing a valid claim. In addition, OSI may terminate the agreement if marketing authorization is withdrawn or marketing is no longer feasible due to certain circumstances, and either party may terminate for cause if certain conditions are met.
CIMZIA™, Agreement with UCB Pharma
In December 2000, we entered into a license, manufacturing and supply agreement for CIMZIA™ (certolizumab pegol, CDP870) with Celltech Chiroscience Ltd., which was acquired by UCB Pharma (UCB) in 2004. Under the terms of the agreement, UCB is responsible for all clinical development, regulatory, and commercialization expenses. We have the right to receive manufacturing revenue on a cost-plus basis and royalties on net product sales. We are entitled to receive royalties on net sales of the CIMZIA™ product in any particular country for the longer of ten years from the first commercial sale of the product in that country or the expiration of patent rights in that particular country. CIMZIA™ is currently approved in the treatment of Crohn’s Disease in the U.S. The agreement expires upon the expiration of all of UCB’s royalty obligations, provided that the agreement can be extended for successive two year renewal periods upon mutual agreement of the parties. In addition, UCB may terminate the agreement should it cease the development and marketing of CIMZIA™ and either party may terminate for cause under certain conditions.

In April 2008, UCB received FDA approval for CIMZIA™ in the U.S. in the treatment of moderate to severe Crohn’s disease. Crohn’s disease is a chronic digestive disorder of the intestines commonly referred to as inflammatory bowel disease that affects an estimated 400,000 to 600,000 individuals in the U.S. In March 2008, the European Medicines Agency (EMEA) rejected the appeal following CHMP refusal of the MAA for CIMZIA™ in the treatment of patients with Crohn’s disease, a chronic and debilitating inflammatory disease.
In December 2007, UCB submitted a Biologics License Application (BLA) to the FDA for CIMZIA™ for the treatment of rheumatoid arthritis. Rheumatoid arthritis is an autoimmune disease that causes chronic inflammation of the joints. The submission was accepted in February of 2008. In January 2009, UCB announced that the FDA issued a Complete Response Letter (CRL) relating to the BLA of CIMZIA™, the first PEGylated anti-TNF, for the treatment of rheumatoid arthritis. In July 2008, UCB announced that a Marketing Authorisation Application (MAA) has been submitted to and accepted for review by the EMEA requesting the approval of CIMZIA™ (certolizumab pegol) as a subcutaneous treatment for adults with moderate to severe active rheumatoid arthritis.
UCB is also conducting clinical trials on CIMZIA™ for psoriasis and other indications. The product is in Phase 2 trials for the treatment of psoriasis.
MIRCERA® (C.E.R.A.) (Continuous Erythropoietin Receptor Activator), Agreement with F. Hoffmann-La Roche Ltd
In December 2000, we entered into a license, manufacturing and supply agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (Roche), which was amended and restated in its entirety in December 2005. Pursuant to the agreement, we license our proprietary PEGylation materials for use in the development and manufacture of Roche’s MIRCERA product. MIRCERA is a novel continuous erythropoietin receptor activator indicated for the treatment of anemia associated with chronic kidney disease in patients on dialysis and patients not on dialysis. We are entitled to receive royalties on net sales of the MIRCERA product in any particular country for the longer of ten years from the first commercial sale of the product in that country or the expiration of patent rights in that particular country. The agreement expires upon the expiration of all of Roche’s royalty obligations, unless earlier terminated by Roche for convenience or by either party for cause under certain conditions.
In April 2006, Roche filed a BLA for MIRCERA with the FDA for the treatment of anemia associated with chronic kidney disease, including patients on dialysis or not on dialysis, and an MAA with the EMEA to treat patients with chronic kidney disease. In May 2007, MIRCERA was approved in the EU and the product was subsequently launched by Roche in the EU in August of 2007. In November 2007, the FDA approved Roche’s BLA application for MIRCERA but the product has not been launched in the U.S. as a result of patent-related issues.
In October 2008, a federal district court ruled in favor of Amgen Inc. in a patent infringement lawsuit involving MIRCERA and issued a permanent injunction which prevents Roche from marketing or selling MIRCERA in the U.S. even though the FDA approved MIRCERA. This federal district court decision is currently on appeal to the U.S. Court of Appeals for the Federal Circuit. Given the uncertain and lengthy nature of the legal appeal process, it is not possible for us to estimate the timing of a decision on Roche’s appeal or potential remand of this case for additional proceedings. If Roche is not successful in getting relief from the current permanent injunction, we estimate that Roche would not be able to market or sell MIRCERA in the U.S. until 2013 at the earliest.

Overview of Select Partnered Drug Development Programs
BAY41-6551 (NKTR-061, Amikacin Inhale), Agreement with Bayer Healthcare LLC
In August 2007, we entered into a co-development, license and co-promotion agreement with Bayer Healthcare LLC (Bayer) to develop a specially-formulated Amikacin (BAY41-6551, NKTR-061, Amikacin Inhale). Under the terms of the agreement, Bayer is responsible for most future clinical development and commercialization costs, all activities to support worldwide regulatory filings, approvals and related activities, further development of formulated Amikacin and final product packaging for BAY41-6551. We are responsible for any future development of the nebulizer device used in BAY41-6551through the completion of Phase 3 clinical trials and scale-up for commercialization. Under the terms of the agreement, we are entitled to development milestones and sales milestones upon achievement of certain annual sales targets. We are also entitled to royalties based on annual worldwide net sales of BAY41-6551. Our right to receive these royalties in any particular country will expire upon the later of ten years after the first commercial sale of the product in that country or the expiration of certain patent rights in that particular country, subject to certain exceptions. The agreement expires in relation to a particular country upon the expiration of all royalty and payment obligations between the parties related to such country. Subject to termination fee payment obligations, Bayer also has the right to terminate the agreement for convenience. In addition, the agreement may also be terminated by either party for certain product safety concerns, the product’s failure to meet certain minimum commercial profile requirements or uncured material breaches by the other party. For certain Bayer terminations, we may have reimbursement obligations to Bayer.
BAY41-6551 is under development to treat Gram-negative pneumonias, including Hospital-Acquired (HAP), Healthcare-Associated, and Ventilator-Associated pneumonias. Gram-negative pneumonias are often the result of complications of other patient conditions or surgeries. BAY41-6551 will be adjunctive therapy to the current antibiotic therapies administered intravenously as standard of care. The targeted aerosol delivery platform in BAY41-6551 delivers antimicrobial agent directly to the site of infection in the lungs. The product can be integrated with conventional mechanical ventilators or used as a hand-held ‘off-vent’ device for patients no longer requiring breathing assistance.
Gram-negative pneumonia carries a mortality risk of over 50% in mechanically-ventilated patients and accounts for a substantial proportion of the pneumonias in intensive care units (ICUs) today.
Hematide™, Agreement with Affymax, Inc.
In April 2004, we entered into a license, manufacturing and supply agreement with Affymax, Inc. (Affymax), under which we granted Affymax a worldwide, non-exclusive license under certain of our proprietary PEGylation technology to develop, manufacture and commercialize Hematide. We currently manufacture our proprietary PEGylation materials for Affymax on a fixed price basis subject to annual adjustments. Affymax has an option to convert this manufacturing pricing arrangement to cost plus at any time prior to the date the NDA for Hematide is submitted to the FDA. In addition, Affymax is responsible for all clinical development, regulatory and commercialization expenses and we are entitled to development milestones and royalties on net sales of Hematide. Our right to receive royalties in any particular country will expire upon the later of ten years after the first commercial sale of the product in that country or the expiration of patent rights in that particular country. The agreement expires on a country-by-country basis upon the expiration of Affymax’s royalty obligations. The agreement may also be terminated by either party for the other party’s continued material breach after a cure period or by us in the event that Affymax challenges the validity or enforceability of any patent licensed to them under the agreement.
CDP-791, Agreement with UCB Pharma
In December 2000, we entered into a licensing, manufacturing and supply agreement with Celltech Chiroscience Ltd. (subsequently acquired by UCB Pharma or UCB) for several PEGylated antibody fragment products, one of which was a PEG-antibody fragment angiogenesis inhibitor for non-small cell lung cancer. In August 2002, the agreement was superseded by an agreement that relates only to CDP-791. Under the terms of the 2002 agreement, we provide development and manufacturing services for the CDP-791 product. UCB is responsible for all clinical development, regulatory and commercialization expenses. We have the right to receive development milestone payments, manufacturing revenue on a cost-plus basis and royalties on net product sales following commercial launch. Our right to receive royalties in any particular country will expire upon the later of between ten or twelve years (which period depends on certain factors) after the first commercial sale of the product in that country or the expiration of patent rights in that particular country. The agreement expires upon the expiration of all of UCB’s royalty obligations, provided that the agreement can be extended for successive two year renewal periods upon mutual agreement of the parties. In addition, UCB may terminate the agreement should it cease the development and marketing of the product and either party may terminate for cause under certain conditions.

Hemophilia Programs, Agreement with Subsidiaries of Baxter International
In September 2005, we entered into an exclusive research, development, license and manufacturing and supply agreement with Baxter Healthcare SA and Baxter Healthcare Corporation (Baxter) to develop products with an extended half-life for the treatment and prophylaxis of Hemophilia A patients using our PEGylation technology. In December 2007, we expanded our agreement with Baxter to include the license of our PEGylation technology and proprietary PEGylation methods with the potential to improve the half-life of any future products Baxter may develop for the treatment and prophylaxis of Hemophilia B patients. Under the terms of the agreement, we are entitled to research and development funding, and we manufacture our proprietary PEGylation materials for Baxter on a cost plus basis. Baxter is responsible for all clinical development, regulatory, and commercialization expenses. In relation to Hemophilia A, we are entitled to development milestones and royalties on net sales varying by product and country of sale. Our right to receive these royalties in any particular country will expire upon the later of ten years after the first commercial sale of the product in that country or the expiration of patent rights in certain designated countries or in that particular country. In relation to Hemophilia B, we are entitled to development and sales milestones and royalties on net sales varying by product and country of sale. Our right to receive these royalties in any particular country will expire upon the later of twelve years after the first commercial sale of the product in that country or the expiration of patent rights in certain designated countries or in that particular country. The agreement expires in relation to a particular product and country upon the expiration of all of Baxter’s royalty obligations related to such product and country. The agreement may also be terminated by either party for the other party’s material breach or insolvency, provided that such other party has been given a chance to cure or remedy such breach or insolvency. Subject to certain limitations as to time, and possible termination fee payment obligations, Baxter also has the right to terminate the agreement for convenience. We have the right to terminate the agreement or convert Baxter’s license from exclusive to non-exclusive in the event Baxter fails to comply with certain diligence obligations.
Cipro Inhale, Assigned to Novartis as of December 31, 2008
We were a party to a collaborative research, development and commercialization agreement with Bayer Schering Pharma AG related to the development of an inhaled powder formulation of Ciprofloxacin for the treatment of chronic lung infections caused by Pseudomonas aeruginosa in cystic fibrosis patients. As of December 31, 2008, we assigned the collaborative research, development and commercialization agreement to Novartis Pharma AG in connection with the closing of the asset sale transaction. Pursuant to the terms of the transaction, we maintain the right to receive certain potential royalties in the future based on net product sales if Cipro Inhale receives regulatory approval and is successfully commercialized.
2008 Developments in Our Business
Exit from the Inhaled Insulin Programs
In 1995, we entered into a collaborative development and licensing agreement with Pfizer to develop and market Exubera® and, in 2006 and 2007, we entered into a series of interim letter agreements with Pfizer to develop a next generation form of dry powder inhaled insulin and proprietary inhaler device, also known as NGI. In January 2006, Exubera received marketing approval in the U.S. and EU for the treatment of adults with Type 1 and Type 2 diabetes. Under the collaborative development and licensing agreement, Pfizer had sole responsibility for marketing and selling Exubera. We performed all of the manufacturing of the Exubera dry powder insulin, and through third party contract manufacturers (Bespak Europe Ltd. and Tech Group, Inc.), we supplied Pfizer with the Exubera inhalers. Our total revenue from Pfizer was nil, $189.1 million, and $139.9 million, representing 0%, 69% and 64% of total revenue, for the years ended December 31, 2008, 2007, and 2006, respectively.
On October 18, 2007, Pfizer announced that it was exiting the Exubera business and gave notice of termination under our collaborative development and licensing agreement. On November 9, 2007, we entered into a termination agreement and mutual release with Pfizer. Under this agreement we received a one-time payment of $135.0 million in November 2007 from Pfizer in satisfaction of all outstanding contractual obligations under our then-existing agreements relating to Exubera and NGI. All agreements between Pfizer and us related to Exubera and NGI, other than the termination agreement and mutual release and a related interim Exubera manufacturing maintenance letter, terminated on November 9, 2007. In February 2008, we entered into a termination agreement with Bespak and Tech Group pursuant to which we paid an aggregate of $39.9 million in satisfaction of outstanding accounts payable and termination costs and expenses that were due under the Exubera inhaler contract manufacturing agreement. We also entered into a maintenance agreement with both Pfizer and Tech Group to preserve key personnel and manufacturing capacity to support potential future Exubera inhaler manufacturing if we found a new partner for the inhaled insulin program.
On April 9, 2008, we announced that we had ceased all negotiations with potential partners for Exubera and NGI as a result of new data analysis from ongoing clinical trials conducted by Pfizer which indicated an increase in the number of new cases of lung cancer in Exubera patients who were former smokers as compared to patients in the control group who were former smokers. In April 2008, we ceased all spending associated with maintaining Exubera manufacturing capacity and any further NGI development, including, but not limited to, terminating the Exubera manufacturing capacity maintenance arrangements with Pfizer and Tech Group.

Asset Sale to Novartis
On December 31, 2008, we completed the sale of certain assets related to our pulmonary business, associated technology and intellectual property to Novartis Pharma AG and Novartis Pharmaceuticals Corporation (together referred to as Novartis) for a purchase price of $115.0 million in cash (Novartis Pulmonary Asset Sale). Under the terms of the transaction, we transferred to Novartis certain assets and obligations related to our pulmonary technology, development and manufacturing operations including:
•	dry powder and liquid pulmonary technology platform including but not limited to our pulmonary inhalation devices, formulation technology, manufacturing technology and related intellectual property;
•	capital equipment, information systems and facility lease obligations for our pulmonary development and manufacturing facility in San Carlos, California;
•	manufacturing and associated development services payments for the Cipro Inhale program;
•	manufacturing and royalty rights to the Tobramycin Inhalation Powder (TIP) program through the termination of our collaboration agreement with Novartis;
•	certain other interests that we had in two private companies; and
•	approximately 140 of our personnel primarily dedicated to our pulmonary technology, development programs, and manufacturing operations.
In consideration for the transfer of the above described pulmonary assets, we received $115.0 million in cash on December 31, 2008. In addition, we retained all of our rights to BAY41-6551, partnered with Bayer Healthcare LLC, certain royalty rights for the Cipro Inhale development program partnered with Bayer Schering Pharma AG, all rights to the ongoing development program for NKTR-063, and certain intellectual property rights specific to inhaled insulin.
In connection with Novartis Pulmonary Asset Sale, we also entered into an Exclusive License Agreement with Novartis Pharma. Pursuant to the Exclusive License Agreement, Novartis Pharma granted back to us an exclusive, irrevocable, perpetual, non-transferable, royalty-free and worldwide license under certain specific patent rights and other related intellectual property rights acquired by Novartis Pharma from Nektar in the transaction, as well as certain improvements or modifications thereto that are made by Novartis Pharma after the closing. Certain of such patent rights and other related intellectual property rights relate to our development program for NKTR-063 or are necessary for us to satisfy certain of our continuing contractual obligations to third parties, including in connection with development, manufacture, sale, and commercialization activities related to BAY41-6551. We also entered into a service agreement pursuant to which we have subcontracted to Novartis certain services to be performed related to our partnered program for BAY41-6551 and a transition services agreement pursuant to which Novartis and we will provide each other with specified services for limited time periods following the closing of the Novartis Pulmonary Asset Sale to facilitate the transition of the acquired assets and business from us to Novartis.
Research and Development
Our total Research and development expenditures can be disaggregated into the following significant types of expenses (in millions):

	Years ended December 31,
	2008	2007	2006
Salaries and employee benefits	$58.4	$70.7	$69.9
Stock compensation expense	4.6	6.3	9.7
Facility and equipment	25.9	33.9	31.0
Outside services, including Contract Research Organizations	40.2	26.8	24.1
Supplies, including clinical trial materials	19.0	10.8	8.9
Travel, lodging, and meals	3.3	2.2	2.4
Other	3.0	2.9	3.4

Research and development	$154.4	$153.6	$149.4

Manufacturing and Supply
We have a manufacturing facility located in Huntsville, Alabama related to our PEGylation and advanced polymer conjugate technologies. This facility is capable of manufacturing PEGylation derivatives and starting materials for active pharmaceutical ingredients (APIs). The facility is also used to produce APIs for clinical development for our proprietary product candidates that utilize our PEGylation and advanced polymer conjugate technology. The facility and associated equipment is designed and operated to be in compliance with the guidelines of the International Conference on Harmonization of Technical Requirements for Registration of Pharmaceuticals for Human Use (ICH) applicable to APIs (ICH Q7A guidelines).
We source drug starting materials for our manufacturing activities from one or more suppliers. If we are responsible for manufacturing activities under a collaboration arrangement, we typically source drug starting materials from the collaboration partner. For the drug starting materials necessary for our proprietary drug candidate development, we have agreements for the supply of such drug components with drug suppliers that we believe have sufficient capacity to meet our demands. However, from time to time, we source critical raw materials from one or a limited number of suppliers and there is a risk that if such supply were interrupted, it would materially harm our business. In addition, we typically order raw materials on a purchase order basis and do not enter into long-term dedicated capacity or minimum supply arrangements.
Prior to the closing of the Novartis Pulmonary Asset Sale on December 31, 2008, we operated a drug powder manufacturing and packaging facility in San Carlos, California capable of producing drug powders in quantities sufficient for clinical trials of product candidates utilizing our pulmonary technology. As part of the Novartis Pulmonary Asset Sale, we transferred this manufacturing facility and the related operations, and Novartis hired approximately 140 of the related supporting personnel, as of December 31, 2008.
Government Regulation
The research and development, clinical testing, manufacture and marketing of products using our technologies are subject to regulation by the Food and Drug Administration (FDA) and by comparable regulatory agencies in other countries. These national agencies and other federal, state and local entities regulate, among other things, research and development activities and the testing (in vitro, in animals, and in human clinical trials), manufacture, labeling, storage, recordkeeping, approval, marketing, advertising and promotion of our products.
The approval process required by the FDA before a product using any of our technologies may be marketed in the U.S. depends on whether the chemical composition of the product has previously been approved for use in other dosage forms. If the product is a new chemical entity that has not been previously approved, the process includes the following:
•	extensive preclinical laboratory and animal testing;
•	submission of an Investigational New Drug application (IND) prior to commencing clinical trials;
•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for the intended indication; and
•	submission to the FDA of a New Drug Application (NDA) for approval of a drug, a Biologic License Application (BLA) for approval of a biological product or a Premarket Approval Application (PMA) or Premarket Notification 510(k) for a medical device product (a 510(k)).
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
Each manufacturer of drug product for the U.S. market must be registered with the FDA and typically is inspected by the FDA prior to NDA or BLA approval of a drug product manufactured by such establishment. Establishments handling controlled substances must also be licensed by the U.S. Drug Enforcement Administration. Manufacturing establishments of U.S. marketed products are subject to inspections by the FDA for compliance with cGMP and other U.S. regulatory requirements. They are also subject to U.S. federal, state, and local regulations regarding workplace safety, environmental protection and hazardous and controlled substance controls, among others.
A number of the drugs we are developing are already approved for marketing by the FDA in another form or using another delivery system. We believe that, when working with drugs approved in other forms, the approval process for products using our alternative drug delivery or formulation technologies may involve less risk and require fewer tests than new chemical entities do. However, we expect that our formulations will often use excipients not currently approved for use. Use of these excipients will require additional toxicological testing that may increase the costs of, or length of time needed to, gain regulatory approval. In addition, as they relate to our products, regulatory procedures may change as regulators gain relevant experience, and any such changes may delay or increase the cost of regulatory approvals.

For product candidates currently under development utilizing pulmonary technology, the pulmonary inhaler devices are considered to be part of a drug and device combination for deep lung delivery of each specific molecule. The FDA will make a determination as to the most appropriate center and division within the agency that will assume prime responsibility for the review of the applicable applications, which would consist of an IND and an NDA or BLA where CDER or CBER are determined to have primary jurisdiction or an investigational device exemption application and PMA or 510(k) where the Center for Devices and Radiological Health (CDRH) is determined to have primary jurisdiction. In the case of our product candidates, CDER in consultation with CDRH could be involved in the review. The assessment of jurisdiction within the FDA is based upon the primary mode of action of the drug or the location of the specific expertise in one of the centers.
Where CDRH is determined to have primary jurisdiction over a product, 510(k) clearance or PMA approval is required. Medical devices are classified into one of three classes—Class I, Class II, or Class III—depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. Devices deemed to pose lower risks are placed in either Class I or II, which requires the manufacturer to submit to the FDA a Premarket Notification requesting permission to commercially distribute the device. This process is known as 510(k) clearance. Some low risk devices are exempted from this requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device are placed in Class III, requiring PMA approval.
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
In the U.S., the FDA may grant Fast Track designation to a product candidate, which allows the FDA to expedite the review of new drugs that are intended for serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs. An important feature of Fast Track designation is that it emphasizes the critical nature of close, early communication between the FDA and the sponsor company to improve the efficiency of product development.
Patents and Proprietary Rights
We invest a significant portion of our resources in the creation and development of new drug compounds that serve unmet needs in the treatment of patients. In doing so, we create intellectual property. As part of our strategy to secure our intellectual property created by these efforts, we routinely apply for patents, rely on trade secret protection, and enter into contractual obligations with third parties. When appropriate, we will defend our intellectual property, taking any and all legal remedies available to us, including, for example, asserting patent infringement, trade secret misappropriation and breach of contract claims. As of January 1, 2009, we owned approximately 80 U.S. and 335 foreign patents. Currently, we have over approximately 56 patent applications pending in the U.S. and 466 pending in other countries.
A focus area of our current drug creation and development efforts centers on our innovations in and improvements to our PEGylation and advanced polymer conjugate technology platforms. In this area, our patent portfolio contains patents and patent applications that encompass our PEGylation and advanced polymer conjugate technology platforms, some of which we acquired in our acquisition of Shearwater Corporation in June 2001. More specifically, our patents and patent applications cover polymer architecture, drug conjugates, formulations, methods of making polymers and polymer conjugates, and methods of administering polymer conjugates. Our patent strategy is to file patent applications on innovations and improvements to cover a significant majority of the major pharmaceutical markets in the world. Generally, patents have a term of twenty years from the earliest priority date (assuming all maintenance fees are paid). In some instances, patent terms can be increased or decreased, depending on the laws and regulations of the country or jurisdiction that issued that patent.

In connection with the Novartis Pulmonary Asset Sale, as of December 31, 2008, we entered into an exclusive license agreement with Novartis Pharma. Pursuant to the exclusive license agreement, Novartis Pharma grants back to us an exclusive, irrevocable, perpetual, royalty-free and worldwide license under certain specific patent rights and other related intellectual property rights acquired by Novartis from us in the Novartis Pulmonary Asset Sale, as well as certain improvements or modifications thereto that are made by Novartis. Certain of such patent rights and other related intellectual property rights relate to our development program for NKTR-063 or are necessary for us to satisfy certain continuing contractual obligations to third parties, including in connection with development, manufacture, sale, and commercialization activities related to BAY41-6551 partnered with Bayer Healthcare LLC.
Our revenue is derived from our collaboration agreements with partners, under which we may receive contract research payments, milestone payments based on clinical progress, regulatory progress or net sales achievements, royalties or manufacturing revenue. Bayer (including Bayer Healthcare LLC and Bayer Schering Pharma AG), UCB Pharma, Novartis, and Roche represented 24%, 16%, 15%, and 14%, respectively, of our total revenue during the year ended December 31, 2008. No other partner accounted for more than 10% of our total revenue during the year ended December 31, 2008. If we are unable to continue to develop and protect proprietary intellectual property and license our technologies to partners, our business, results of operations and financial condition could suffer.
The patent positions of pharmaceutical and biotechnology companies, including ours, involve complex legal and factual issues. There can be no assurance that the patents we apply for will be issued to us or that the patents that are issued to us will be held valid and enforceable in a court of law. Even for patents that are enforceable, we anticipate that any attempt to enforce our patents would be time consuming and costly. Additionally, the coverage claimed in a patent application can be significantly reduced before the patent is issued. As a consequence, we do not know whether any of our pending patent applications will be granted with broad coverage or whether the claims that eventually issue, or those that have issued, will be circumvented. Since publication of discoveries in scientific or patent literature often lag behind actual discoveries, we cannot be certain that we were the first inventor of inventions covered by our patents or patent applications or that we were the first to file patent applications for such inventions. Moreover, we may have to participate in interference proceedings in the U.S. Patent and Trademark Office, which could result in substantial cost to us, even if the eventual outcome is favorable. An adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from or to third parties or require us to cease using the technology in dispute.
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
In certain situations in which we work with drugs covered by one or more patents, our ability to develop and commercialize our technologies may be affected by a limited or a complete lack of unfettered access to these proprietary drugs. Even if we believe we are free to work with a proprietary drug, we cannot guarantee we will not be accused of, or determined to be, infringing a third party’s rights and be prohibited from working with the drug or found liable for damages. Any such restriction on access or liability for damages would have a material adverse effect on our business, results of operations and financial condition.

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
Backlog
In our partnered programs where we manufacture and supply our proprietary drug formulations, inventory is produced and sales are made pursuant to customer purchase orders for delivery. The volume of drug formulation actually purchased by our customers, as well as shipment schedules, are subject to frequent revisions that reflect changes in both the customers’ needs and product availability. In our partnered programs where we provide contract research services, those services are typically provided under a work plan that is subject to frequent revisions that change based on the development needs and status of the program. The backlog at a particular time is affected by a number of factors, including scheduled date of manufacture and delivery and development program status. In light of industry practice and our own experience, we do not believe that backlog as of any particular date is indicative of future results.
Competition
Competition in the pharmaceutical and biotechnology industry is intense and characterized by aggressive research and development and rapidly-evolving science, technology, and standards of medical care throughout the world. We frequently compete with pharmaceutical companies and other institutions with greater financial, research and development, marketing and sales, manufacturing and managerial capabilities. We face competition from these companies not just in product development but also in areas such as recruiting employees, acquiring technologies that might enhance our ability to commercialize products, establishing relationships with certain research and academic institutions, enrolling patients in clinical trials and seeking program partnerships and collaborations with larger pharmaceutical companies.
Science and Technology Competition
We believe that our proprietary and partnered products will compete with others in the market on the basis of one or more of the following parameters: efficacy, safety, ease of use and cost. We face intense science and technology competition from a multitude of technologies seeking to enhance the efficacy, safety and ease of use of approved drugs and new drug molecule candidates. A number of the products in our pipeline have direct and indirect competition from large pharmaceutical companies and biopharmaceutical companies. With our PEGylation and advanced polymer conjugate technologies, we believe we have competitive advantages relating to factors such as efficacy, safety, ease of use and cost for certain applications and molecules. We constantly monitor scientific and medical developments in order to improve our current technologies, seek licensing opportunities where appropriate, and determine the best applications for our technology platforms.
In the fields of PEGylation and advanced polymer conjugate technologies, our competitors include The Dow Chemical Company, Enzon Pharmaceuticals, Inc., SunBio Corporation, Mountain View Pharmaceuticals, Inc., Neose Technologies, Inc., and NOF Corporation. Several other chemical, biotechnology and pharmaceutical companies may also be developing PEGylation technology, advanced polymer conjugate technology or technologies intended to deliver similar scientific and medical benefits. Some of these companies license or provide the technology to other companies, while others develop the technology for internal use.
Product and Program Specific Competition
Oral NKTR-118 (oral PEGylated naloxol)
There are no oral drugs approved specifically for the treatment of opioid-induced constipation (OIC) or opioid bowel dysfunction (OBD). The only approved treatment for OIC is a subcutaneous treatment known as methylnaltrexone bromide marketed by Wyeth. Other current therapies that are utilized to treat OIC and OBD include over-the-counter laxatives and stool softeners, such as docusate sodium, senna, and milk of magnesia. These therapies do not address the underlying cause of constipation as a result of opioid use and are generally viewed as ineffective or only partially effective to treat the symptoms of OID and OBD.
There are a number of companies developing potential products which are in various stages of clinical development and are being evaluated for the treatment of OIC and OBD in different patient populations. Potential competitors include Progenics Pharmaceuticals, Inc., Wyeth, Adolor Corporation, GlaxoSmithKline, Mundipharma Int. Limited, Sucampo Pharmaceuticals, and Takeda Pharmaceutical Company Limited.

NKTR-102 (PEGylated irinotecan)
There are a number of chemotherapies and cancer therapies approved today and in clinical development for the treatment of colorectal cancer. Approved therapies for the treatment of colorectal cancer include Eloxatin, Camptosar, Avastin, Erbitux, Vectibux, Xeloda, Adrucil, and Wellcovorin. These therapies are only partially effective in treating the disease. There are a number of drugs in various stages of preclinical and clinical development from companies exploring cancer therapies or improved chemotherapeutic agents to potentially treat colorectal cancer. If these drugs are approved, they could be competitive with NKTR-102. These include products in development from Bristol-Myers Squibb Company, Pfizer, Inc., GlaxoSmithKline plc, Antigenics, Inc., F. Hoffman-La Roche Ltd, Novartis AG, Cell Therapeutics, Inc., Neopharm Inc., Meditech Research Ltd, Alchemia Limited, Enzon Pharmaceuticals, Inc., and others.

There are also a number of chemotherapies and cancer therapies approved today and in various stages of clinical development for ovarian, breast and cervical cancers including but not limited to: Avastin® (bevacizumab), Camptosar® (irinotecan), Ellence® (epirubicin), Gemzar® (gemcitabine), Herceptin® (trastuzumab),  Hycamtin® (topotecan),  Paraplatin® (carboplatin), and Taxol® (paclitaxel). These therapies are only partially effective in treating ovarian, breast or cervical cancers.  Major pharmaceutical or biotechnology companies with approved drugs or drugs in development for these cancers include Bristol-Meyers Squibb, Genentech, Inc., GlaxoSmithKline plc, Pfizer, Inc., Eli Lilly & Co., and many others.

BAY41-6551 (NKTR-061, Amikacin Inhale)
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
Employees and Consultants
As of December 31, 2008, after the completion of the Novartis asset sale transaction, we had 338 employees, of which 235 employees were engaged in research and development, commercial operations and quality activities and 103 employees were engaged in general administration and business development. Of the 338 employees, 290 were located in the United States and 48 were located in India as of December 31, 2008. We have a number of employees who hold advanced degrees, such as Ph.D.s. None of our employees are covered by a collective bargaining agreement, and we have experienced no work stoppages. We believe that we maintain good relations with our employees.
To complement our own expert professional staff, we utilize specialists in regulatory affairs, process engineering, manufacturing, quality assurance, clinical development and business development. These individuals include certain of our scientific advisors as well as independent consultants.
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

EXECUTIVE OFFICERS OF THE REGISTRANT
The following table sets forth the names, ages and positions of our executive officers as of February 1, 2009:

Name	Age	Position
Howard W. Robin	56	Director, President and Chief Executive Officer
John Nicholson	57	Senior Vice President and Chief Financial Officer
Bharatt M. Chowrira, Ph.D., J.D.	43	Senior Vice President and Chief Operating Officer
Randall W. Moreadith, M.D., Ph.D.	55	Senior Vice President, Drug Development and Chief Development Officer
Gil M. Labrucherie, J.D.	37	Senior Vice President, General Counsel and Secretary
Jillian B. Thomsen	43	Vice President and Chief Accounting Officer
Howard W. Robin has served as our Director, President and Chief Executive Officer since January 2007 and was appointed as a member of our Board of Directors in February 2007. Mr. Robin served as Chief Executive Officer, President and director of Sirna Therapeutics, Inc., a clinical-stage biotechnology company pioneering RNAi-based therapies for serious diseases and conditions, from July 2001 to November 2006 and served as their Chief Operating Officer, President and Director from January 2001 to June 2001. From 1991 to 2001, Mr. Robin was Corporate Vice President and General Manager at Berlex Laboratories, Inc., the U.S. pharmaceutical subsidiary of the German pharmaceutical firm Schering AG, and, from 1987 to 1991, he served as their Vice President of Finance and Business Development and Chief Financial Officer. From 1984 to 1987, Mr. Robin was Director of Business Planning and Development at Berlex and was a Senior Associate with Arthur Andersen LLP prior to joining Berlex. Since February 2006, Mr. Robin has served as a member of the Board of Directors of Acologix, Inc., a biopharmaceutical company focused on therapeutic compounds for the treatment of osteo-renal diseases. He received his B.S. in Accounting and Finance from Fairleigh Dickinson University in 1974.
John Nicholson has served as our Senior Vice President and Chief Financial Officer since December 2007. Mr. Nicholson joined the Company as Senior Vice President of Corporate Development and Business Operations in October 2007 and was appointed Senior Vice President and Chief Financial Officer in December 2007. Before joining Nektar, Mr. Nicholson spent 18 years in various executive roles at Schering Berlin, Inc., the U.S. management holding company of Bayer Schering Pharma AG, a pharmaceutical company. From 1997, he served as Schering Berlin Inc.’s Vice President of Corporate Development and Treasurer. Since 2001, he served concurrently as the President of Schering Berlin Insurance Co., and since 2007, he served concurrently as President of Bayer Pharma Chemicals Co. and Schering Berlin Capital Corp. Mr. Nicholson holds a B.B.A. from the University of Toledo.
Bharatt M. Chowrira, Ph.D., J.D. has served as our Senior Vice President and Chief Operating Officer since May 2008, as well as Chairman of Nektar Therapeutics India Pvt. Ltd. From January 2007 until May 2008, Dr. Chowrira, served as Executive Director, Licensing / External Research at Merck & Co., Inc., a global pharmaceutical company. From January 2005 through 2006, Dr. Chowrira served as Chief Patent Counsel and Vice President, Legal Affairs of Sirna Therapeutics, Inc., a clinical-stage biotechnology company pioneering RNAi-based therapies for serious diseases and conditions that was acquired by Merck & Co. in January 2007. In that position, Dr. Chowrira was responsible for all legal and business licensing activities and general corporate matters. From January 2002 until December 2004, Dr. Chowrira was Vice President of Legal Affairs, Licensing and Patent Counsel at Sirna Therapeutics. Dr. Chowrira joined Sirna Therapeutics (then operating as Ribozyme Pharmaceuticals Inc.) in 1993 as a scientist. Dr. Chowrira holds a J.D. from the College of Law at the University of Denver and a Ph.D. in Microbiology and Molecular Genetics from the University of Vermont. Dr. Chowrira is a member of the Colorado Bar Association, admitted to practice in California as a registered in-house counsel, and is a registered patent attorney before the U.S. Patent and Trademark Office. He is also a member of the American Intellectual Property Law Association, Licensing Executive Society and the Association of Corporate Counsel.
Randall W. Moreadith, M.D., Ph.D. has served as our Senior Vice President, Drug Development and Chief Development Officer since August 2008. From January 2006 until August 2008, Dr. Moreadith, served as Executive Vice President and Chief Medical Officer of Cardium Therapeutics, a company developing therapeutic products and devices for cardiovascular, ischemic and related indications. While at Cardium, he also served as Chief Medical Officer of InnerCool Therapies, a company focused on technology to warm and cool patients, and the Tissue Repair Company, a company focused on the development of growth factor therapeutics that promote tissue repair and regeneration, both of which are wholly-owned subsidiaries of Cardium and were acquired by Cardium in 2006. From August 2004 to December 2005, Dr. Moreadith served as Chief Medical Officer of Renovis, Inc., a company that developed drugs to treat neurological diseases and disorders. He was a cofounder of ThromboGenics Ltd., a company developing biotherapeutics for the treatment of vascular diseases, including acute ischemic stroke, and served as ThromboGenics’ President and Chief Operating Officer from December 1998 to December 2003. From April 1996 to February 1997, Dr. Moreadith served as Principal Medical Officer of Quintiles, Inc. and was also a co-founder of the Cardiovascular Therapeutics Group. He received his M.D. from Duke University and his Ph.D. from Johns Hopkins University, and was a Howard Hughes Medical Institute Postdoctoral Fellow in Genetics at Harvard Medical School. His faculty appointments include the University of Texas Southwestern Medical Center, where he was an Established Investigator of the American Heart Association.

Gil M. Labrucherie has served as our Senior Vice President, General Counsel and Secretary since April 2007, responsible for all aspects of our legal affairs. Mr. Labrucherie served as our Vice President, Corporate Legal from October 2005 through April 2007. From October 2000 to September 2005, Mr. Labrucherie was Vice President of Corporate Development at E2open. While at E2open, Mr. Labrucherie was responsible for global corporate alliances and merger and acquisition activity. Prior to E2open, he was the Senior Director of Corporate Development at AltaVista Company, an Internet search company, where he was responsible for strategic partnerships and mergers and acquisitions. Mr. Labrucherie began his career as an associate in the corporate practice of the law firm of Wilson Sonsini Goodrich & Rosati and Graham & James (DLA Piper Rudnick). Mr. Labrucherie received his J.D. from the Berkeley Law School and a B.A. from the University of California Davis.
Jillian B. Thomsen has served as our Vice President Finance and Chief Accounting Officer since April 2008. Ms. Thomsen joined Nektar in March 2006 as our Vice President Finance and Corporate Controller. Before joining Nektar, Ms. Thomsen was Vice President Finance and Deputy Corporate Controller of Calpine Corporation from September 2002 to February 2006. Previously, Ms. Thomsen is a certified public accountant and was a senior manager at Arthur Andersen LLP, where she worked from 1990 to 2002, and specialized in audits of multinational consumer products, life sciences, manufacturing and energy companies. Ms. Thomsen holds a Masters of Accountancy from the University of Denver and a B.A. in Business Economics from Colorado College.
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
Risks Related to Our Business
Drug development is an inherently uncertain process and there is a high risk of failure at every stage of development and development failures can significantly harm our business.
We have a number of proprietary product candidates and partnered product candidates in research and development ranging from the early discovery research phase through preclinical testing and clinical trials. Preclinical testing and clinical trials are long, expensive and a highly uncertain processes. It will take us, or our collaborative partners, several years to complete clinical trials. Drug development is an uncertain scientific and medical endeavor and failure can unexpectedly occur at any stage of clinical development. Typically, there is a high rate of attrition for product candidates in preclinical and clinical trials due to scientific feasibility, safety, efficacy, changing standards of medical care and other variables.
Even with success in preclinical testing and clinical trials, the risk of clinical failure remains high prior to regulatory approval.
A number of companies in the pharmaceutical and biotechnology industries have suffered significant unforeseen setbacks in later stage clinical trials (i.e., Phase 2 or Phase 3 trials) due to factors such as inconclusive efficacy results and adverse medical events, even after achieving positive results in earlier trials that were satisfactory both to them and to reviewing regulatory agencies. Although we recently announced positive preliminary Phase 2 clinical results for NKTR-118 (oral PEGylated naloxol), there are still substantial risks associated with the future outcome of a Phase 3 clinical trial and the regulatory review process. In addition, although NKTR-102 (PEGylated irinotecan) continues in active Phase 2 clinical development, there remains a significant uncertainty that this drug candidate will eventually receive regulatory approval or this drug candidate will be a commercial success even if approved. The risk of failure is increased for our product candidates that are based on new technologies such as the application of our advanced polymer conjugate technology to small molecules including without limitation NKTR-118 and NKTR-102. If our PEGylation and advanced polymer conjugate technologies fail to generate new drug candidates with positive clinical trial results and approved drugs, our business would be materially harmed.

If we are unable to establish and maintain collaboration partnerships on attractive commercial terms, our business, results of operations and financial condition could suffer.
We intend to continue to seek partnerships with pharmaceutical and biotechnology partners to fund a portion of our research and development expenses and develop and commercialize our product candidates. For example, following the recent announcement of our preliminary Phase 2 clinical results for Oral NKTR-118 (oral PEGylated naloxol), we will be actively seeking a collaboration partner for this program. Our ability to successfully conclude a collaboration partnership for Oral NKTR-118 on commercially favorable terms, or at all, will have a significant impact on our business and financial position in 2009. The timing of any future partnership, as well as the terms and conditions of the partnership, will affect our ability to benefit from the relationship. If we are unable to fund suitable partners or to negotiate collaborative arrangements with favorable commercial terms with respect to our existing and future product candidates or the licensing of our technology, or if any arrangements we negotiate, or have negotiated, are terminated, our business, results of operations and financial condition could suffer. While we may enter new collaboration or license agreements in 2009, we currently expect revenue to decrease in 2009 as a result of the termination of our collaboration agreements with Novartis Vaccines and Diagnostics, Inc. for Tobramycin inhalation powder (TIP) and our assignment of our rights and obligations, other than certain royalty rights, related to the Cipro Inhale program partnered with Schering Pharma AG. Revenue from the TIP and Cipro Inhale collaboration agreements was $13.7 million and $11.7 million, or 15% and 13%, respectively for the year ended December 31, 2008. We will not receive any revenue related to these programs in 2009.
The commercial potential of a drug candidate in development is difficult to predict and if the market size for a new drug is significantly smaller than we anticipated, it could significantly and negatively impact our revenue, results of operations and financial condition.
It is very difficult to estimate the commercial potential of product candidates due to factors such as safety and efficacy compared to other available treatments, including potential generic drug alternatives with similar efficacy profiles, changing standards of care, third party payer reimbursement, patient and physician preferences and the availability of competitive alternatives that may emerge either during the long drug development process or after commercial introduction. If due to one or more of these risks the market potential for a product candidate is lower than we anticipated, it could significantly and negatively impact the commercial terms of any collaboration partnership potential for such product candidate or, if we have already entered into a collaboration for such drug candidate, the revenue potential from royalty and milestones could be significantly diminished and would negatively impact our revenue, results of operations and financial condition.
Our revenue is exclusively derived from our collaboration agreements, which can result in significant fluctuation in our revenue from period to period, and our past revenue is therefore not necessarily indicative of our future revenue.
Our revenue is derived from our collaboration agreements with partners, under which we may receive contract research payments, milestone payments based on clinical progress, regulatory progress or net sales achievements, royalties or manufacturing revenue. Bayer (including Bayer Healthcare LLC and Bayer Schering Pharma AG), UCB Pharma, Novartis, and Roche represented 24%, 16%, 15%, and 14%, respectively, of our total revenue during the year ended December 31, 2008. No other partner accounted for more than 10% of our total revenue during the year ended December 31, 2008. Significant variations in the timing of receipt of cash payments and our recognition of revenue can result from the nature of significant milestone payments based on the execution of new collaboration agreements, the timing of clinical, regulatory or sales events which result in single milestone payments and the timing and success of the commercial launch of new drugs by our collaboration partners. The amount of our revenue derived from collaboration agreements in any given period will depend on a number of unpredictable factors, including our ability to find and maintain suitable collaboration partners, the timing of the negotiation and conclusion of collaboration agreements with such partners, whether and when we or our partner achieve clinical and sales milestones, whether the partnership is exclusive or whether we can seek other partners, the timing of regulatory approvals and the market introduction of new drugs, as well as other factors.

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
When we sign a collaborative development agreement or license agreement to develop a product candidate with a pharmaceutical or biotechnology company, the pharmaceutical or biotechnology company is generally expected to:
•	design and conduct large scale clinical studies;
•	prepare and file documents necessary to obtain government approvals to sell a given product candidate; and/or
•	market and sell our products when and if they are approved.
Our reliance on collaboration partners poses a number of risks to our business, including risks that:
•	we may be unable to control whether, and the extent to which, our partners devote sufficient resources to the development programs or commercial efforts;
•	disputes may arise in the future with respect to the ownership of rights to technology or intellectual property developed with partners;
•	disagreements with partners could lead to delays in, or termination of, the research, development or commercialization of product candidates or to litigation or arbitration;
•	contracts with our partners may fail to provide us with significant protection, or to be effectively enforced, in the event one of our partners fails to perform;
•	partners have considerable discretion in electing whether to pursue the development of any additional product candidates and may pursue alternative technologies or products either on their own or in collaboration with our competitors;
•	partners with marketing rights may choose to devote fewer resources to the marketing of our partnered products than they do to products of their own development;
•	the timing and level of resources that our partners dedicate to the development program will affect the timing and amount of revenue we receive;
•	partners may be unable to pay us as expected; and
•	partners may terminate their agreements with us unilaterally for any or no reason, in some cases with the payment of a termination fee penalty and in other cases with no termination fee penalty.
Given these risks, the success of our current and future partnerships is highly uncertain. We have entered into collaborations in the past that have been subsequently terminated, such as our collaboration with Pfizer for the development and commercialization of inhaled insulin that was terminated by Pfizer in November 2007. If other collaborations are suspended or terminated, our ability to commercialize certain other proposed product candidates could also be negatively impacted. If our collaborations fail, our product development or commercialization of product candidates could be delayed or cancelled, which would negatively impact our business, results of operations and financial condition.
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

We are a party to numerous collaboration agreements and other significant agreements, including in connection with the Novartis Pulmonary Asset Sale, which contain complex commercial terms that could result in disputes, litigation or indemnification liability that could adversely affect our business, results of operations and financial condition.
We currently derive, and expect to derive in the foreseeable future, all of our revenue from collaboration agreements with biotechnology and pharmaceutical companies. These collaboration agreements contain complex commercial terms, including:
•	research and development performance and reimbursement obligations for our personnel and other resources allocated to partnered product development programs;
•	clinical and commercial manufacturing agreements, some of which are priced on an actual cost basis for products supplied by us to our partners with complicated cost allocation formulas and methodologies;
•	intellectual property ownership allocation between us and our partners for improvements and new inventions developed during the course of the partnership;
•	royalties on end product sales based on a number of complex variables, including net sales calculations, geography, patent life and other financial metrics; and
•	indemnity obligations for third-party intellectual property infringement, product liability and certain other claims.
In addition, we have also entered into complex commercial agreements with Novartis in connection with the sale of certain assets related to our pulmonary business, associated technology and intellectual property to Novartis (Novartis Pulmonary Asset Sale), which was completed on December 31, 2008. Our agreements with Novartis contain complex representations and warranties, covenants and indemnification obligations that could result in substantial future liability and harm our financial condition if we breach any of our agreements with Novartis or any third party agreements impacted by this complex transaction. In addition to the asset purchase, we entered an exclusive license agreement with Novartis Pharma pursuant to which Novartis Pharma grants back to us an exclusive, irrevocable, perpetual, royalty-free and worldwide license under certain specific patent rights and other related intellectual property rights necessary for us to satisfy certain continuing contractual obligations to third parties, including in connection with development, manufacture, sale and commercialization activities related to our partnered program for BAY41-6551 with Bayer Healthcare LLC . We also entered into a service agreement pursuant to which we have subcontracted to Novartis certain services to be performed related to our partnered program for BAY41-6551 and a transition services agreement pursuant to which Novartis and we will provide each other with specified services for limited time periods following the closing of the Novartis Pulmonary Asset Sale to facilitate the transition of the acquired assets and business from us to Novartis.
From time to time, we have informal dispute resolution discussions with third parties regarding the appropriate interpretation of the complex commercial terms contained in our agreements. One or more disputes may arise in the future regarding our collaborative contracts or the Novartis Pulmonary Asset Purchase that may ultimately result in costly litigation and unfavorable interpretation of contract terms, which would have a material adverse impact on our business, results of operations or financial condition.
If we or our partners are not able to manufacture drugs in quantities and at costs that are commercially feasible, our proprietary and partnered product candidates may experience clinical delays or constrain commercial supply which could significantly harm our business.
If we are not able to scale-up manufacturing to meet the drug quantities required to support large clinical trials or commercial manufacturing in a timely manner or at a commercially reasonable cost, we risk delaying our clinical trials or those of our partners and may breach contractual obligations and incur associated damages and costs. In some cases, we may subcontract manufacturing or other services. For instance, we entered a service agreement with Novartis pursuant to which we subcontract to Novartis certain important services to be performed in relation to our partnered program for BAY41-6551 with Bayer Healthcare LLC. If our subcontractors do not dedicate adequate resources to our programs, we risk breach of our obligations to our partners. Building and validating large scale clinical or commercial-scale manufacturing facilities and processes, recruiting and training qualified personnel and obtaining necessary regulatory approvals is complex, expensive and time consuming. In the past we have encountered challenges in scaling up manufacturing to meet the requirements of large scale clinical trials without making modifications to the drug formulation, which may cause significant delays in clinical development. Failure to manufacture products in quantities or at costs that are commercially feasible could cause us not to meet our supply requirements, contractual obligations or other requirements for our proprietary product candidates and, as a result, would negatively impact our business, results of operations and financial condition.

We purchase some of the raw starting material for drugs and drug candidates from a single source or a limited number of suppliers, and the partial or complete loss of one of these suppliers could cause production delays, clinical trial delays, substantial loss of revenue and contract liability to third parties.
We often face very limited supply of a critical raw material that can only be obtained from a single, or a limited number of, suppliers, which could cause production delays, clinical trial delays, substantial lost revenue opportunity or contract liability to third parties. For example, there are only a limited number of qualified suppliers for the raw materials included in our PEGylation and advanced polymer conjugate drug formulations, and any interruption in supply or failure to procure such raw materials on commercially feasible terms could harm our business by delaying our clinical trials, impeding commercialization of approved drugs or increasing operating loss to the extent we cannot pass on increased costs to a manufacturing customer.
The current crisis in global credit and financial markets could materially and adversely affect our business, results of operations and financial condition.
Financial markets have experienced extreme disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations. There could be further deterioration in credit and financial markets and confidence in economic conditions. While we do not currently require access to credit markets to finance our operations, these economic developments are likely to affect our business in various ways. The current tightening of credit in financial markets may harm the ability of our partners to finance operations and they may dedicate fewer resources to our partnered product candidates, which could result in delays in the regulatory approval process and increase the estimated time to commercialization of our product candidates. Since we expect that licensing deals, comprised of a combination of upfront and contract research fees, milestones, manufacturing product sales and product royalties, will represent the majority of our revenue in 2009, such delays could harm our business, results of operations and financial condition. Further, our partners may be unable to continue to develop our partnered product candidates, and some partners may terminate our collaborations. In addition, to date all of our revenue has come from payments from partners, and it may become more difficult to collect any payments due from our partners on a timely basis, or at all. The economic crisis may also affect the ability of suppliers of starting materials to meet our capacity requirements or cause them to increase the price of starting materials. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and other countries. As a result of the worldwide economic slowdown, it is extremely difficult for us and our partners to forecast future sales levels based on historical information and trends.
If any of our pending patent applications do not issue, or are deemed invalid following issuance, we may lose valuable intellectual property protection.
The patent positions of pharmaceutical, medical device and biotechnology companies, such as ours, are uncertain and involve complex legal and factual issues. We own approximately 80 U.S. and approximately 335 foreign patents and a number of patent applications pending that cover various aspects of our technologies. We have filed patent applications, and plan to file additional patent applications, covering various aspects of our PEGylation and advanced polymer conjugate technologies. There can be no assurance that patents that have issued will be valid and enforceable or that patents for which we apply will issue with broad coverage, if at all. The coverage claimed in a patent application can be significantly reduced before the patent is issued and, as a consequence, our patent applications may result in patents with narrow coverage. Since publication of discoveries in scientific or patent literature often lag behind the date of such discoveries, we cannot be certain that we were the first inventor of inventions covered by our patents or patent applications. As part of the patent application process, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office, which could result in substantial cost to us, even if the eventual outcome is favorable. Further, an issued patent may undergo further proceedings to limit its scope so as not to provide meaningful protection and any claims that have issued, or that eventually issue, may be circumvented or otherwise invalidated. Any attempt to enforce our patents or patent application rights could be time consuming and costly. An adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from or to third parties or require us to cease using the technology in dispute. Even if a patent is issued and enforceable, because development and commercialization of pharmaceutical products can be subject to substantial delays, patents may expire early and provide only a short period of protection, if any, following commercialization of related products.
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
In the year ended December 31, 2008, we reported net losses of $34.3 million. If and when we achieve profitability depends upon a number of factors, including the timing and recognition of milestone payments and license fees received, the timing of revenue under collaboration agreements, the amount of investments we make in our proprietary product candidates and the regulatory approval and market success of our product candidates. We may not be able to achieve and sustain profitability.
Other factors that will affect whether we achieve and sustain profitability include our ability, alone or together with our partners, to:
•	develop products utilizing our technologies, either independently or in collaboration with other pharmaceutical or biotech companies;
•	receive necessary regulatory and marketing approvals;
•	maintain or expand manufacturing at necessary levels;
•	achieve market acceptance of our partnered products;
•	receive royalties on products that have been approved, marketed or submitted for marketing approval with regulatory authorities; and
•	maintain sufficient funds to finance our activities.

If we do not generate sufficient cash flow through increased revenue or raising additional capital, we may not be able to meet our substantial debt obligations.
As of December 31, 2008, we had cash, cash equivalents, short-term investments and investments in marketable securities valued at approximately $379.0 million and approximately $242.6 million of indebtedness, including approximately $215.0 million in convertible subordinated notes due September 2012, $21.6 million in capital lease obligations and $6.0 million of other long-term liabilities. We expect to use a substantial portion of our cash to fund our ongoing operations over the next few years. In the three months ended December 31, 2008, we repurchased approximately $100.0 million in par value of our 3.25% convertible subordinated notes for an aggregate purchase price of $47.8 million.
Our substantial indebtedness has and will continue to impact us by:
•	making it more difficult to obtain additional financing;
•	constraining our ability to react quickly in an unfavorable economic climate;
•	constraining our stock price; and
•	constraining our ability to invest in our proprietary product development programs.
Currently, we are not generating positive cash flow. If we are unable to satisfy our debt service requirements, substantial liquidity problems could result. In relation to our convertible subordinated notes, since the market price of our common stock is significantly below the conversion price, the holders of our outstanding convertible subordinated notes are unlikely to convert the notes to common stock in accordance with the existing terms of the notes. If we do not generate sufficient cash from operations to repay principal or interest on our remaining convertible subordinated notes, or satisfy any of our other debt obligations, when due, we may have to raise additional funds from the issuance of equity or debt securities or otherwise restructure our obligations. Any such financing or restructuring may not be available to us on commercially acceptable terms, if at all.
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
We depend on independent clinical investigators, contract research organizations and other third-party service providers to conduct clinical trials for our proprietary product candidates. Though we rely heavily on these parties for successful execution of our clinical trials and are ultimately responsible for the results of their activities, many aspects of their activities are beyond our control. For example, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial, but the independent clinical investigators may prioritize other projects over ours or communicate issues regarding our products to us in an untimely manner. Third parties may not complete activities on schedule or may not conduct our clinical trials in accordance with regulatory requirements or our stated protocols. The early termination of any of our clinical trial arrangements, the failure of third parties to comply with the regulations and requirements governing clinical trials or our reliance on results of trials that we have not directly conducted or monitored could hinder or delay the development, approval and commercialization of our product candidates and would adversely affect our business, results of operations and financial condition.

Our manufacturing operations and those of our contract manufacturers are subject to governmental regulatory requirements, which, if not met, would have a material adverse effect on our business, results of operations and financial condition.
We and our contract manufacturers are required in certain cases to maintain compliance with current good manufacturing practices (cGMP), including cGMP guidelines applicable to active pharmaceutical ingredients, and are subject to inspections by the FDA or comparable agencies in other jurisdictions to confirm such compliance. We anticipate periodic regulatory inspections of our drug manufacturing facilities and the manufacturing facilities of our contract manufacturers for compliance with applicable regulatory requirements. Any failure to follow and document our or our contract manufacturers’ adherence to such cGMP regulations or satisfy other manufacturing and product release regulatory requirements may lead to significant delays in the availability of products for commercial use or clinical study, result in the termination or hold on a clinical study or delay or prevent filing or approval of marketing applications for our products. Failure to comply with applicable regulations may also result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could harm our business. The results of these inspections could result in costly manufacturing changes or facility or capital equipment upgrades to satisfy the FDA that our manufacturing and quality control procedures are in substantial compliance with cGMP. Manufacturing delays, for us or our contract manufacturers, pending resolution of regulatory deficiencies or suspensions would have a material adverse effect on our business, results of operations and financial condition.
Significant competition for our polymer conjugate chemistry technology platforms, our partnered and proprietary products and product candidates could make our technologies, products or product candidates obsolete or uncompetitive, which would negatively impact our business, results of operations and financial condition.
Our PEGylation and advanced polymer conjugate chemistry platforms and our partnered and proprietary products and product candidates compete with various pharmaceutical and biotechnology companies. Competitors of our PEGylation and polymer conjugate chemistry technologies include The Dow Chemical Company, Enzon Pharmaceuticals, Inc., SunBio Corporation, Mountain View Pharmaceuticals, Inc., Neose Technologies, Inc., and NOF Corporation. Several other chemical, biotechnology and pharmaceutical companies may also be developing PEGylation technologies or technologies that have similar impact on target drug molecules. Some of these companies license or provide the technology to other companies, while others are developing the technology for internal use.
There are several competitors for our proprietary product candidates currently in development. For NKTR-061 (inhaled Amikacin), the current standard of care includes several approved intravenous antibiotics for the treatment of either hospital-acquired pneumonia or ventilator-associated pneumonia in patients on mechanical ventilators. For NKTR-118 (PEGylated naloxol), there are currently several alternative therapies used to address opioid-induced constipation (OIC) and opioid-induced bowel dysfunction (OBD), including over-the-counter laxatives and stool softeners such as docusate sodium, senna and milk of magnesia. In addition, there are a number of companies developing potential products which are in various stages of clinical development and are being evaluated for the treatment of OIC and OBD in different patient populations, including Adolor Corporation, GlaxoSmithKline, Progenics Pharmaceuticals, Inc., Wyeth, Mundipharma Int. Limited, Sucampo Pharmaceuticals and Takeda Pharmaceutical Company Limited. For NKTR-102 (PEG-irinotecan), there are a number of approved therapies for the treatment of colorectal cancer, including Eloxatin, Camptosar, Avastin, Erbitux, Vectibux, Xeloda, Adrucil and Wellcovorin. In addition, there are a number of drugs in various stages of preclinical and clinical development from companies exploring cancer therapies or improved chemotherapeutic agents to potentially treat colorectal cancer, including, but not limited to, products in development from Bristol-Myers Squibb Company, Pfizer, Inc., GlaxoSmithKline plc, Antigenics, Inc., F. Hoffmann-La Roche Ltd, Novartis AG, Cell Therapeutics, Inc., Neopharm Inc., Meditech Research Ltd, Alchemia Limited, Enzon Pharmaceuticals, Inc. and others.
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
From time to time, third parties have asserted, and may in the future assert, that we or our partners infringe their proprietary rights. The third party often bases its assertions on a claim that its patents cover our technology. Similar assertions of infringement could be based on future patents that may issue to third parties. In certain of our agreements with our partners, we are obligated to indemnify and hold harmless our partners from intellectual property infringement, product liability and certain other claims, which could cause us to incur substantial costs if we are called upon to defend ourselves and our partners against any claims. If a third party obtains injunctive or other equitable relief against us or our partners, they could effectively prevent us, or our partners, from developing or commercializing, or deriving revenue from, certain products or product candidates in the U.S. and abroad. For instance, F. Hoffmann-La Roche Ltd, to which we license our proprietary PEGylation reagent for use in the MIRCERA product, was a party to a significant patent infringement lawsuit brought by Amgen Inc. related to Roche’s proposed marketing and sale of MIRCERA to treat chemotherapy anemia in the U.S. Amgen prevailed in this lawsuit and a U.S. federal district court issued an injunction preventing Roche from marketing and selling MIRCERA in the U.S. Third-party claims could also result in the award of substantial damages to be paid by us or a settlement resulting in significant payments to be made by us. For instance, a settlement might require us to enter a license agreement under which we pay substantial royalties to a third party, diminishing our future economic returns from the related product. In 2006, we entered into a litigation settlement related to an intellectual property dispute with the University of Alabama in Huntsville pursuant to which we paid $11.0 million and agreed to pay an additional $10.0 million in equal $1.0 million installments over ten years ending with the last payment due on July 1, 2016. We cannot predict with certainty the eventual outcome of any pending or future litigation. Costs associated with such litigation, substantial damage claims, indemnification claims or royalties paid for licenses from third parties could have a material adverse effect on our business, results of operations and financial condition.
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
Our corporate headquarters, including a substantial portion of our research and development operations, are located in the San Francisco Bay Area, a region known for seismic activity and a potential terrorist target. In addition, we own facilities for the manufacture of products using our PEGylation and advanced polymer conjugate technologies in Huntsville, Alabama and lease offices in Hyderabad, India. There are no backup facilities for our manufacturing operations located in Huntsville, Alabama. In the event of an earthquake or other natural disaster or terrorist event in any of these locations, our ability to manufacture and supply materials for drug candidates in development and our ability to meet our manufacturing obligations to our customers would be significantly disrupted and our business, results of operations and financial condition would be harmed. Our collaborative partners may also be subject to catastrophic events, such as hurricanes and tornadoes, any of which could harm our business, results of operations and financial condition. We have not undertaken a systematic analysis of the potential consequences to our business, results of operations and financial condition from a major earthquake or other catastrophic event, such as a fire, sustained loss of power, terrorist activity or other disaster, and do not have a recovery plan for such disasters. In addition, our insurance coverage may not be sufficient to compensate us for actual losses from any interruption of our business that may occur.
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
Further, we have in place a preferred share purchase rights plan, commonly known as a “poison pill.” The provisions described above, our “poison pill” and provisions of Delaware law relating to business combinations with interested stockholders may discourage, delay or prevent a third party from acquiring us. These provisions may also discourage, delay or prevent a third party from acquiring a large portion of our securities or initiating a tender offer or proxy contest, even if our stockholders might receive a premium for their shares in the acquisition over the then current market prices. We also have a change of control severance benefits plan which provides for certain cash severance, stock award acceleration and other benefits in the event our employees are terminated (or, in some cases, resign for specified reasons) following an acquisition. This severance plan could discourage a third party from acquiring us.

Risks Related to Our Securities
The price of our common stock and senior convertible debt are expected to remain volatile.
Our stock price is volatile. During the year ended December 31, 2008, based on closing bid prices on the NASDAQ Global Select Market, our stock price ranged from $2.83 to $7.50 per share. We expect our stock price to remain volatile. In addition, as our convertible senior notes are convertible into shares of our common stock, volatility or depressed prices of our common stock could have a similar effect on the trading price of our notes. Also, interest rate fluctuations can affect the price of our convertible senior notes. A variety of factors may have a significant effect on the market price of our common stock or notes, including:
•	announcements of data from, or material developments in, our clinical trials or those of our competitors, including delays in clinical development, approval or launch;
•	announcements by collaboration partners as to their plans or expectations related to products using our technologies;
•	announcements or terminations of collaborative relationships by us or our competitors;
•	fluctuations in our results of operations;
•	developments in patent or other proprietary rights, including intellectual property litigation or entering into intellectual property license agreements and the costs associated with those arrangements;
•	announcements of technological innovations or new therapeutic products that may compete with our approved products or products under development;
•	announcements of changes in governmental regulation affecting us or our competitors;
•	hedging activities by purchasers of our convertible senior notes;
•	litigation brought against us or third parties to whom we have indemnification obligations;
•	public concern as to the safety of drug formulations developed by us or others; and
•	general market conditions.
Our stockholders may be diluted, and the price of our common stock may decrease, as a result of the exercise of outstanding stock options and warrants or the future issuances of securities.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We currently lease approximately 100,000 square feet of facilities in San Carlos, California under a capital lease which expires in 2016. The San Carlos facility is home to our administrative headquarters, as well as research and development for our PEGylation and advanced polymer conjugate technology operations. Until December 31, 2008, we leased approximately 230,000 additional square feet in San Carlos, which housed our pulmonary manufacturing facility, as well as research and development laboratories and administrative offices, under a lease which expired in 2012. This lease was assigned to Novartis Pharmaceuticals Corporation in connection with our sale to Novartis of certain of our pulmonary assets on December 31, 2008.
We currently own two facilities consisting of 145,000 square feet in Huntsville, Alabama, which house laboratories as well as administrative, commercial and clinical manufacturing facilities for our PEGylation and advanced polymer conjugate technology operations. Additionally, we lease 18,000 square feet of facilities in Hyderabad, India under various operating leases, with expiration dates ranging from 2009 to 2011. The Hyderabad facilities are used for research and development activities. We are currently constructing an 80,000 square foot research and development facility near Hyderabad, India. We expect to complete construction of this facility by the end of 2009.

Item 3. Legal Proceedings
On June 30, 2006, we, our subsidiary Nektar AL, and a former officer, Milton Harris, entered into a settlement agreement and general release with the University of Alabama Huntsville (UAH) related to an intellectual property dispute. Under the terms of the settlement agreement, we, Nektar AL, Mr. Harris and UAH agreed to full and complete satisfaction of all claims asserted in the litigation in exchange for $25.0 million in cash payments. We and Mr. Harris made an initial payment of $15.0 million on June 30, 2006, of which we paid $11.0 million and Mr. Harris paid $4.0 million. During the year ended December 31, 2006, we recorded a litigation settlement charge of $17.7 million, which reflects the net present value of the settlement payments using an 8% annual discount rate. We made payments of $1.0 million in June 2007 and June 2008, respectively. As of December 31, 2008 and 2007, our accrued liability related to the UAH settlement was $6.0 million and $6.5 million, respectively.
In addition, from time to time, we may be subject to other legal proceedings and claims in the ordinary course of business. We are not aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of our security holders in the three-month period ended December 31, 2008.
PART II

Item 5.	Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades on the NASDAQ Global Select Market under the symbol “NKTR.” The table below sets forth the high and low closing sales prices for our common stock as reported on the NASDAQ Global Select Market during the periods indicated.

	High	Low

Year Ended December 31, 2007:
1st Quarter	$15.24	$11.20
2nd Quarter	13.58	9.32
3rd Quarter	9.75	7.63
4th Quarter	8.98	5.22

Year Ended December 31, 2008:
1st Quarter	$7.50	$6.12
2nd Quarter	7.35	3.35
3rd Quarter	5.36	3.10
4th Quarter	5.97	2.83
Holders of Record
As of February 27, 2009, there were approximately 301 holders of record of our common stock.
Dividend Policy
We have never declared or paid any cash dividends on our common stock. We currently expect to retain any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.
There were no sales of unregistered securities and there were no common stock repurchases made during the year ended December 31, 2008.

Securities Authorized for Issuance Under Equity Compensation Plans
Information regarding our equity compensation plans as of December 31, 2008 is disclosed in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K and is incorporated herein by reference from our proxy statement for our 2009 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
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
The following graph compares, for the five year period ended December 31, 2008, the cumulative total stockholder return (change in stock price plus reinvested dividends) of our common stock with (i) the NASDAQ Composite Index, (ii) the NASDAQ Pharmaceutical Index, (iii) the RGD SmallCap Pharmaceutical Index, (iv) the NASDAQ Biotechnology Index and (v) the RDG SmallCap Biotechnology Index. Measurement points are the last trading day of each of our fiscal years ended December 31, 2003, December 31, 2004, December 31, 2005, December 31, 2006, December 31, 2007 and December 31, 2008. The graph assumes that $100 was invested on December 31, 2003 in the common stock of the Company, the NASDAQ Composite Index, the Nasdaq Pharmaceutical Index, the RGD SmallCap Pharmaceutical Index, the NASDAQ Biotechnology Index and the RDG SmallCap Biotechnology Index and assumes reinvestment of any dividends. The stock price performance in the graph is not intended to forecast or indicate future stock price performance.

Item 6. Selected Financial Data
SELECTED CONSOLIDATED FINANCIAL INFORMATION
(In thousands, except per share information)
The selected consolidated financial data set forth below should be read together with the consolidated financial statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the other information contained herein.

	Years ended December 31,
	2008	2007	2006	2005	2004

Statements of Operations Data:
Revenue:
Product sales and royalties (1)	$41,255	$180,755	$153,556	$29,366	$25,085
Collaboration and other (2)	48,930	92,272	64,162	96,913	89,185

Total revenue	90,185	273,027	217, 718	126,279	114,270
Total operating costs and expenses (3)(4)	172,837	309,175	376,948	308,912	188,212

Loss from operations	(82,652)	(36,148)	(159,230)	(182,633)	(73,942)
Gain (loss) on debt extinguishment	50,149	—	—	(303)	(9,258)
Interest and other income (expense), net	(2,639)	4,696	5,297	(2,312)	(18,849)
Provision (benefit) for income taxes	(806)	1,309	828	(137)	(163)

Net loss	$(34,336)	$(32,761)	$(154,761)	$(185,111)	$(101,886)

Basic and diluted net loss per share (5)	$(.37)	$(0.36)	$(1.72)	$(2.15)	$(1.30)
Shares used in computing basic and diluted net loss per share (5)	92,407	91,876	89,789	85,915	78,461

	As of December 31,
	2008	2007	2006	2005	2004

Balance Sheet Data:
Cash, cash equivalents and investments	$378,994	$482,353	$466,977	$566,423	$418,740
Working capital	$337,846	$425,191	$369,457	$450,248	$223,880
Total assets	$560,536	$725,103	$768,177	$858,554	$744,921
Deferred revenue	$65,577	$80,969	$40,106	$23,861	$31,021
Convertible subordinated notes	$214,955	$315,000	$417,653	$417,653	$173,949
Other long-term liabilities	$25,585	$27,543	$29,189	$27,598	$36,250
Accumulated deficit	$(1,124,090)	$(1,089,754)	$(1,056,993)	$(902,232)	$(717,121)
Total stockholders’ equity	$190,154	$214,439	$227, 060	$326,811	$467,342

(1)	2006 and 2007 product sales and royalties include commercial manufacturing revenue from Exubera bulk dry powder insulin and Exubera inhalers.

(2)	2007, 2006, and 2005 collaboration and other revenue included Exubera commercialization readiness revenue.

(3)	We changed our method of accounting for stock based compensation on January 1, 2006 in connection with the adoption of SFAS No. 123R, Share-Based Payment.

(4)	Operating costs and expenses includes the Gain on sale of pulmonary assets of $69.6 million in 2008 and the Gain on termination of collaborative agreements, net of $79.2 million in 2007.

(5)	Basic and diluted net loss per share is based upon the weighted average number of common shares outstanding.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section as well as factors described in “Part I, Item 1A—Risk Factors.”
Overview
Strategic Direction of Our Business
We are a clinical-stage biopharmaceutical company developing a pipeline of drug candidates that utilize our PEGylation and advanced polymer conjugate technology platforms to improve the therapeutic benefits of drugs. Our proprietary product pipeline is comprised of drug candidates across a number of therapeutic areas, including oncology, pain, anti-infectives and immunology. We create our innovative product candidates by using our proprietary chemistry platform to modify the chemical structure of drugs using unique polymer conjugates. Additionally, we may utilize established pharmacologic targets to engineer a new drug candidate relying on a combination of the known properties of these targets and the attributes of our customized polymer chemistry. Our drug candidates are designed to correct deficiencies in the pharmacokinetics, half-life, oral bioavailability, metabolism or distribution of drugs to improve their therapeutic efficacy.
During 2009, we expect to continue to make substantial investments to advance our pipeline of drug candidates from early stage discovery research through clinical development. On March 2, 2009, we announced that we were terminating our Phase 2 clinical trial for Oral NKTR-118 (oral PEGylated naloxol) as a result of positive preliminary results. We also have several Phase 2 clinical trials for NKTR-102 (PEGylated irinotecan) directed at a number of different indications in the oncology therapeutic area already underway or scheduled to begin during 2009. In addition, on February 17, 2009, we announced that we had dosed the first patient in a Phase 1 clinical trial for NKTR-105 (PEGylated docetaxel) for patients with refractory solid tumors. We also have several other products in the early discovery or preclinical stage that we are preparing to move into clinical development or will be moving into clinical development in 2009.
Our focus on research and clinical development requires substantial investments that continue to increase as we advance each drug candidate through the development cycle. While we believe that our strategy has the potential to create significant value if one or more of our drug candidates demonstrates positive clinical results and/or receives regulatory approval in one or more major markets, drug development is an inherently uncertain process and there is a high risk of failure at every stage prior to approval and clinical results are very difficult to predict. Clinical development success and failures can have an unpredictable and disproportionate positive or negative impact on our scientific and medical prospects, financial prospects, financial condition, and market value.
We intend to decide on a product-by-product basis whether we wish to continue development into Phase 3 pivotal clinical trials and commercialize products on our own, or seek a partner, or pursue a combination of these approaches. Following completion of Phase 2 development, or earlier in the development cycle in certain circumstances, we will generally be seeking collaborations with one or more biotechnology or pharmaceutical companies to conduct Phase 3 clinical development, to be responsible for the regulatory approval process and, if such drug candidate is approved, to market and sell the drug in one or more world markets. The commercial terms of such future collaborations, if any, including, without limitation, up-front payments, development milestone payments, and royalty rates, will be critical to the future prospects of our business and financial condition. In particular, our ability to successfully conclude a new collaboration for Oral NKTR-118 on commercially favorable terms (or at all), will have a significant impact on our financial position and business prospects in 2009.
We also have a number of existing license and collaboration agreements with third parties who have licensed our proprietary technologies for drugs that have either received regulatory approval in one or more markets or drug candidates that are still in the clinical development stage. For example, the future clinical and commercial success of Bayer’s Amikacin Inhale (BAY41-6551 or NKTR-061), UCB’s CIMZIA™, Roche’s MIRCERA and Affymax’s Hematide, among others, will together have a material impact on our long-term revenue prospects, as will the success of Bayer’s Cipro Inhale program, in relation to which we have certain royalty rights. Because drug development and commercialization is subject to a number of risks and uncertainties, there is a risk that our future revenue from one or more of these agreements will be less than we anticipate.

We Exited the Inhaled Insulin Drug Programs in 2008
In 1995, we entered into a collaborative development and licensing agreement with Pfizer to develop and market dry powder inhaled insulin (Exubera) for patients with diabetes. In 2006 and 2007, we entered into a series of interim letter agreements with Pfizer to develop a next generation form of dry powder inhaled insulin (NGI). In January 2006, Exubera received marketing approval in the U.S. and EU. Under the collaborative development and licensing agreement, Pfizer had sole responsibility for marketing and selling Exubera. We performed all of the manufacturing of the bulk dry powder insulin, and through our third party contract manufacturers Bespak Europe Ltd. and Tech Group North America, Inc., we supplied Pfizer with the Exubera inhalers. Our total revenue from Pfizer was nil, $189.1 million, and $139.9 million, representing 0%, 69%, and 64% of total revenue, for the years ended December 31, 2008, 2007, and 2006, respectively.
On October 18, 2007, Pfizer announced that it was exiting the Exubera and inhaled insulin development and gave notice of termination under our collaborative development and licensing agreement. On November 9, 2007, we entered into a termination agreement and mutual release with Pfizer. Under this agreement we received a one-time payment of $135.0 million from Pfizer in November 2007 in satisfaction of all outstanding contractual obligations under our then-existing agreements relating to Exubera and NGI. All agreements between Pfizer and us related to Exubera and NGI, other than the termination agreement and mutual release and a related interim Exubera manufacturing maintenance letter, terminated on November 9, 2007. In February 2008, we entered into a manufacturing termination agreement with Bespak and Tech Group pursuant to which we paid an aggregate of $39.9 million in satisfaction of outstanding accounts payable and termination costs and expenses that were due to the contract manufacturers under the Exubera inhaler contract manufacturing agreement. We also entered into a maintenance agreement with both Pfizer and Tech Group to preserve key personnel and manufacturing capacity to support potential future Exubera manufacturing if we were successful in finding a new partner for the inhaled insulin program.
On April 9, 2008, we announced that we had ceased all negotiations with potential partners for Exubera and NGI as a result of new data analysis from ongoing clinical trials conducted by Pfizer which indicated an increase in the number of new cases of lung cancer in Exubera patients who were former smokers as compared to patients in the control group who were not former smokers. In April 2008, we ceased all spending associated with maintaining Exubera manufacturing capacity and any further NGI development, including, but not limited to, terminating the Exubera manufacturing capacity maintenance arrangements with Pfizer and Tech Group.
We Completed the Sale of Certain Pulmonary Assets and Operations at the End of 2008
On December 31, 2008, we completed the sale of certain assets related to our pulmonary business, associated technology and intellectual property to Novartis Pharma AG and Novartis Pharmaceuticals Corporation (together referred to as Novartis) for a purchase price of $115.0 million in cash (Novartis Pulmonary Asset Sale). Pursuant to the asset purchase agreement entered between Novartis and us, we transferred to Novartis assets and obligations which include certain dry powder and liquid pulmonary formulation and manufacturing assets, including capital equipment and manufacturing facility lease obligations, certain intellectual property and manufacturing methods and associated information systems related to the pulmonary business, and certain other interests in two private companies, and Novartis hired approximately 140 of our pulmonary personnel. In addition, we assigned our rights and obligations, other than certain royalty rights, related to the Cipro Inhale partnered with Bayer Schering Pharma AG to Novartis, and terminated our collaborative research, development, and commercialization agreement related to the Tobramycin inhalation powder (TIP) program with Novartis Vaccines and Diagnostics, Inc. Pursuant to the asset purchase agreement, we retain our rights and obligations under our co-development, license and co-promotion agreement with Bayer Healthcare LLC related to BAY41-6551 (NKTR-061, Amikacin Inhale), our development program related to NKTR-063 (Inhaled Vancomycin) and intellectual property specific to inhaled insulin. Although we completed the Novartis Pulmonary Asset Sale on December 31, 2008, we will pay approximately $4.4 million in related transaction costs in the three months ended March 31, 2009, including legal fees, investment banker fees, and other costs.
Following the completion of the Novartis transaction, we expect our contract research revenue and total revenue to significantly decline in 2009 due to the termination of the inhaled TIP collaboration agreement with Novartis Vaccines and Diagnostics, Inc. and our assignment and transfer of our inhaled Cipro Inhale collaboration agreement with Bayer Schering Pharma AG to Novartis. Our collaboration revenue related to TIP and Cipro Inhale was $13.7 million and $11.7 million, or 15% and 13%, respectively, of our total revenue for the year ended December 31, 2008. We will not receive any revenue from these programs in 2009. However, also following the Novartis transaction, we will no longer incur expenses from the approximately 140 pulmonary personnel and the dedicated pulmonary manufacturing facility, as well as certain other costs related to the assets and obligations, transferred to Novartis. The only future research and development obligations associated with the pulmonary assets that we retained in relation to the Novartis transaction relate to BAY41-66551 and NKTR-063. Under our collaboration agreement with Bayer Healthcare LLC, we are responsible for the completion of final device development and have a reimbursement obligation for up to $10.0 million of Phase 3 development costs incurred by Bayer Healthcare LLC.

Key Developments and Trends in Liquidity and Capital Resources
At December 31, 2008, we had approximately $379.0 million in cash and cash equivalents and $242.6 million in indebtedness. In the three months ended December 31, 2008, we repurchased approximately $100.0 million in par value of our 3.25% convertible subordinated notes for an aggregate purchase price of $47.8 million. We may from time to time purchase or retire additional convertible subordinated notes through cash purchase or exchanges for other securities of the Company in open market or privately negotiated transactions, depending on, among other factors, our levels of available cash and the price at which such convertible notes are available for purchase. We will evaluate such transactions, if any, in light of then-existing market conditions. These transactions, individually or in the aggregate, may be material to our business.
We have financed our operations primarily through revenue from product sales and royalties and research and development contracts and public and private placements of debt and equity. To date we have incurred substantial debt as a result of our issuances of subordinated notes that are convertible into our common stock. Our substantial debt, the market price of our securities, and the general economic climate, among other factors, could have material consequences for our financial condition and could affect our sources of short-term and long-term funding. Our ability to meet our ongoing operating expenses and repay our outstanding indebtedness is dependent upon our and our partners’ ability to successfully complete clinical development of, obtain regulatory approvals for and successfully commercialize new drugs. Even if we or our partners are successful, we may require additional capital to continue to fund our operations and repay our debt obligations as they become due. There can be no assurance that additional funds, if and when required, will be available to us on favorable terms, if at all.
For the year ended December 31, 2008, net cash used for our operating activities was $145.8 million. During the year ended December 31, 2008, we made the following payments, among others: (i) $39.9 million to Bespak Europe Ltd. and Tech Group as payment for termination amounts due under our Exubera inhaler manufacturing and supply agreement with those companies, all of which was recorded as an expense in 2007, (ii) $6.8 million to maintain Exubera manufacturing capacity through April 2008 and (iii) $5.4 million for severance, employee benefits and outplacement services in connection with our workforce reduction plans. We do not anticipate incurring any costs in 2009 associated with inhaled insulin.
Our substantial investment in our preclinical and clinical research and any potential new licensing or partnership agreements, if any, will be the key drivers of our results of operations and financial position during 2009. One of our collaboration partners has a one-time license extension option exercisable in December 2009. If this partner elects to exercise this license extension option right, we will receive a cash payment of $31.0 million in December 2009.
Results of Operations
Years Ended December 31, 2008, 2007, and 2006
Revenue (in thousands except percentages)

						Percentage	Percentage
				Increase/	Increase/	Increase/	Increase/
	Years ended December 31,			(Decrease)	(Decrease)	(Decrease)	(Decrease)
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006	2008 vs. 2007	2007 vs. 2006
Product sales and royalties	$41,255	$180,755	$153,556	$(139,500)	$27,199	(77)%	18%
Collaboration and other	48,930	92,272	64,162	(43,342)	28,110	(47)%	44%

Total Revenue	$90,185	$273,027	$217,718	$(182,842)	$55,309	(67)%	25%

During the year ended December 31, 2008, the decrease in total revenue from the year ended December 31, 2007 was primarily attributable to the termination of our collaboration agreements with Pfizer related to Exubera and NGI, which accounted for $182.4 million, or 67%, of our total revenue during the year ended December 31, 2007. We had no revenue from Pfizer related to Exubera or NGI for the year ended December 31, 2008. Four of our customers, Bayer (including Bayer Healthcare LLC and Bayer Schering Pharma AG), UCB Pharma, Novartis, and Roche represented 24%, 16%, 15%, and 14%, respectively, of our total revenue during the year ended December 31, 2008.
In connection with the completion of the Novartis Pulmonary Asset Sale on December 31, 2008, our collaboration agreement with Novartis Vaccines and Diagnostics, Inc. for TIP was terminated and our collaboration agreement with Bayer Schering Pharma AG for Cipro Inhale was assigned to Novartis. Collaboration revenue related to TIP and Cipro Inhale was $13.7 million and $11.7 million, or 15% and 13%, of our total revenue for the year ended December 31, 2008. We will not receive any revenue related to these programs in 2009. While we may enter new collaboration or license agreements in 2009, we expect revenue to decrease in 2009 as a result of the TIP agreement termination, the assignment of the Cipro Inhale agreement, and lower product sales volumes required by our licensing partners. In addition, if our collaboration partner elects not to exercise its one-time license extension option in December 2009 and pay us the one-time $31.0 million license fee for such option, our revenue would significantly decrease in 2009 as compared to the year ended December 31, 2008.

Product sales and royalties
For the year ended December 31, 2007, Exubera product sales to Pfizer accounted for $132.9 million of our total revenue. We had no revenue from Pfizer related to Exubera for the year ended December 31, 2008. Non-Exubera product sales and royalties decreased by approximately $6.6 million, or 14%, for the year ended December 31, 2008, compared to the year ended December 31, 2007. The decrease in non-Exubera product sales and royalties is primarily attributable to the November 30, 2007 sale of Aerogen Ireland Ltd., one of our former subsidiaries that manufactured and supplied general purpose nebulizer devices, which accounted for $5.5 million in revenue for the year ended December 31, 2007.
Product sales and royalties increased 18% to $180.8 million for the year ended December 31, 2007 as compared to the year ended December 31, 2006. Exubera product sales to Pfizer increased by approximately $32.0 million during the year ended December 31, 2007 as compared to the year ended December 31, 2006. Exubera commercial sales began in January 2006. During the year ended December 31, 2006, we deferred recognition of all Exubera product sales until Pfizer’s contractual 60-day right of return period lapsed. As a result, as of December 31, 2006, we deferred $22.9 million in Exubera product sales and we recognized ten months of product shipments in revenue. In January 2007, we began estimating product warranty returns and recognizing Exubera product sales upon shipment. During the year ended December 31, 2007, we recognized product sales through November 9, 2007, when our collaboration agreements with Pfizer terminated, as well as the revenue deferred at December 31, 2006.
Royalty revenues were $3.5 million, $3.7 million, and $9.2 million for the years ended December 31, 2008, 2007, and 2006, respectively.
Collaboration and other revenue
Collaboration and other revenue includes reimbursed research and development expenses, amortization of deferred up-front signing and milestone payments received from our collaboration partners, and intellectual property license fee revenue. Collaboration revenue fluctuates from year to year, and therefore future collaboration revenue cannot be predicted accurately. The level of collaboration and other revenues depends in part upon the continuation of existing collaborations, signing of new collaborations, the stage of program development, and the achievement of milestones.
For the year ended December 31, 2007, collaboration and other revenue from Pfizer related to Exubera and NGI accounted for $49.5 million of our collaboration and other revenue. We had no collaboration and other revenue from Pfizer related to Exubera or NGI for the year ended December 31, 2008. The increase in non-Pfizer collaboration and other revenue of $6.1 million during the year ended December 31, 2008 compared to the year ended December 31, 2007 is primarily attributable to a new intellectual property license agreement we entered into with F. Hoffmann-La Roche Ltd. For the year ended December 31, 2008, we have recognized increased collaboration and other revenue from Bayer (including Bayer Healthcare LLC and Bayer Schering Pharma AG) of $12.3 million under our collaboration agreements for BAY41-6551 (NKTR-061, Amikacin Inhale) and Cipro Inhale. These increases are offset by decreased collaboration and other revenue of $3.3 million from Novartis Vaccines and Diagnostics, Inc. under our collaboration agreement for TIP and of $3.7 million from Solvay Pharmaceuticals, Inc. and Zelos Therapeutics Inc. following the termination of those collaboration agreements in 2008.
The increase in collaboration and other revenue for the year ended December 31, 2007 compared to the year ended December 31, 2006 is primarily attributable to increased revenue from Pfizer of $15.8 million, which includes recognition of $24.6 million in NGI up-front fees upon termination of the Pfizer Agreements. Additionally, collaboration and other revenue from Novartis increased by $8.5 million under our collaboration agreement for TIP, and Bayer (including Bayer Healthcare LLC and Bayer Schering Pharma AG) increased by $3.2 million, and $1.3 million, respectively, under our collaboration agreements for Cipro Inhale and BAY41-6551, respectively. These increases in collaboration and other revenue were partially offset by decreased revenue from Zelos of $4.2 million under our collaboration agreement to develop Ostabolin-C.
The timing and future success of our drug development programs and those of our collaboration partners are subject to a number of risks and uncertainties. See “Part I, Item 1A—Risk Factors” for discussion of the risks associated with our partnered research and development programs.

Revenue by geography
Revenue by geographic area is based on the shipping locations of our customers. The following table sets forth revenue by geographic area (in thousands):

	Years ended December 31,
	2008	2007	2006
United States	$30,800	$212,990	$182,959
European countries	59,385	60,037	33,471
All other countries	—	—	1,288

Total Revenue	$90,185	$273,027	$217,718

The decrease in revenue attributable to the United States for the year ended December 31, 2008 compared to the year ended December 31, 2007 is primarily attributable to our receipt of no revenue from Pfizer related to Exubera for the year ended December 31, 2008.
The increase in revenue attributable to the United States for the year ended December 31, 2007 compared to the year ended December 31, 2006 is primarily attributable to the increase in revenue from Pfizer related to Exubera for the year ended December 31, 2007. The increase in revenue attributable to European countries for the year ended December 31, 2007 compared to the year ended December 31, 2006 is primarily due to the increase in revenue from Novartis under our collaborative agreement for TIP and from Bayer (including Bayer Healthcare LLC and Bayer Schering Pharma AG) under our collaborative agreements for BAY41-6551 and Cipro Inhale.
Cost of goods sold (in thousands except percentages)

						Percentage	Percentage
				Increase/	Increase/	Increase/	Increase/
	Years ended December 31,			(Decrease)	(Decrease)	(Decrease)	(Decrease)
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006	2008 vs. 2007	2007 vs. 2006
Cost of goods sold	$28,216	$137,696	$113,921	$(109,480)	$23,775	(80)%	21%
Product gross margin	13,039	43,059	39,635	(30,020)	3,424	(70)%	9%

Product gross margin %	32%	24%	26%

The decrease in cost of goods sold and product gross margin during the year ended December 31, 2008 compared to the year ended December 31, 2007 was primarily due to the termination of our agreements with Pfizer related to Exubera. During the year ended December 31, 2007, Exubera cost of goods sold totaled $103.6 million and Exubera gross margin totaled $29.3 million. The increase in product gross margin percentage is attributable to the change in product mix with our product sales based on our PEGylation and advanced polymer conjugate technologies which have a relatively higher gross margin.
Cost of goods sold during the year ended December 31, 2007 includes Exubera manufacturing costs through the November 9, 2007 termination of the Pfizer agreements. Costs related to our Exubera manufacturing operations after November 9, 2007 are included in other cost of revenue.
The increase in cost of goods sold and product gross margin during the year ended December 31, 2007 compared to the year ended December 31, 2006 is consistent with the proportionate increase in Exubera product sales, which contributed $19.5 million to our product gross margin during the year ended December 31, 2006. The decrease in gross margin percentage during the year ended December 31, 2007 compared to the year ended December 31, 2006 is primarily attributable to product mix, the terms of our cost plus manufacturing arrangement with Pfizer, and the decline in royalty revenue of $5.5 million during 2007.
We expect Cost of goods sold and Product gross margin to decline in 2009 as compared to the year ended December 31, 2008 in connection with the lower manufacturing requirements forecasted by our licensing partners.

Cost of Workforce Reduction Plans (in thousands except percentages)

						Percentage	Percentage
				Increase/	Increase/	Increase/	Increase/
	Years ended December 31,			(Decrease)	(Decrease)	(Decrease)	(Decrease)
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006	2008 vs. 2007	2007 vs. 2006
Cost of goods sold, net of change in inventory	$148	$974	$—	$(826)	$974	(85%)	n/a
Other cost of revenue	1,221	—	—	1,221	—	n/a	n/a
Research and development	3,087	5,791	—	(2,704)	5,791	(47%)	n/a
General and administrative	517	1,617	—	(1,100)	1,617	(68%)	n/a

Cost of workforce reduction plans	$4,973	$8,382	$—	$(3,409)	$8,382	(41%)	n/a

We executed workforce reduction plans in May 2007 (2007 Plan) and February 2008 (2008 Plan) designed to streamline the company, consolidate corporate functions, and strengthen decision making. The total cost of the 2007 Plan was $8.4 million and the total cost of the 2008 Plan was $5.0 million, comprised of cash payments for severance, medical insurance and outplacement services. Both plans were substantially complete at December 31, 2008. We have already begun to realize the cost savings related to these two plans, as discussed further under “Research and development” and “General and administrative” below.
Other cost of revenue (in thousands except percentages)

						Percentage	Percentage
				Increase/	Increase/	Increase/	Increase/
	Years ended December 31,			(Decrease)	(Decrease)	(Decrease)	(Decrease)
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006	2008 vs. 2007	2007 vs. 2006
Other cost of revenue	$6,821	$9,821	$4,168	$(3,000)	$(5,653)	(31%)	>(100%)
Other cost of revenue includes the idle Exubera manufacturing capacity costs and Exubera commercialization readiness costs that were incurred by us prior to the termination of all of our inhaled insulin programs in April 2008.
Idle Exubera manufacturing capacity costs includes the costs of maintaining our manufacturing operating capacity after the termination of the Pfizer agreements on November 9, 2007 through the termination of our inhaled insulin programs on April 9, 2008. Idle Exubera manufacturing capacity costs include amounts payable to Pfizer and Tech Group under interim manufacturing capacity maintenance agreements and an allocation of manufacturing costs shared between commercial operations and research and development, including employee compensation and benefits, rent, and utilities. Idle Exubera manufacturing costs were $6.8 million, $6.3 million, and nil for the year ended December 31, 2008, 2007, and 2006, respectively.
Exubera commercialization readiness costs were start-up manufacturing costs we incurred in our Exubera inhalation bulk powder manufacturing facility and our Exubera inhaler device third party contract manufacturing locations in preparation for commercial scale manufacturing in early 2006. Exubera commercialization readiness costs were nil, $3.5 million, and $4.2 million for the year ended December 31, 2008, 2007, and 2006, respectively.
We do not expect to incur any additional idle Exubera manufacturing capacity or Exubera commercialization readiness costs.
Research and development (in thousands except percentages)

						Percentage	Percentage
				Increase/	Increase/	Increase/	Increase/
	Years ended December 31,			(Decrease)	(Decrease)	(Decrease)	(Decrease)
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006	2008 vs. 2007	2007 vs. 2006
Research & development	$154,417	$153,575	$149,381	$842	$4,194	1%	3%
Research and development expenses consist primarily of personnel costs, including salaries, benefits and stock-based compensation, clinical studies performed by contract research organizations (CROs), materials and supplies, licenses and fees and overhead allocations consisting of various support and facilities related costs. Our research and development activities are broken down between proprietary and partnered drug development programs. Under the terms of our collaboration agreements, we are generally reimbursed for research and development activities and will receive milestones and royalties on commercial sales of the drug.

Research and development costs include certain allocations of resources shared across our research and development programs, including facilities, manufacturing quality personnel and other shared resources. We have generally allocated these shared costs based on personnel hours. The costs incurred in connection with our research and development programs, is as follows (in millions):

	Clinical	Years ended December 31,
	Study Status(1)	2008	2007	2006
NKTR-102 (PEGylated irinotecan)	Phase 2	$24.2	$12.7	$2.7
NKTR-118 (oral PEGylated naloxol)	Phase 2	24.6	12.9	5.5
Tobramycin inhalation powder (TIP)(2)	Phase 2	19.7	16.3	12.8
BAY41-6551 (NKTR-061, Amikacin Inhale) (3)	Phase 2	17.7	15.2	13.6
Cipro Inhale(4)	Phase 2	11.4	8.3	5.9
NKTR-105 (PEGylated docetaxel)	Phase 1	8.4	0.4	—
Inhaled Insulin(5)	Discontinued	3.5	37.6	39.5
NKTR-063 (Inhaled Vancomycin)	Phase 1	2.3	—	—
Other PEGylation product candidates	Various	21.0	16.2	12.4
Other pulmonary product candidates(6)	Various	15.7	28.2	54.0
Other(7)		5.9	5.8	3.0

Research and development		$154.4	$153.6	$149.4

(1)	Clinical Study Status definitions are provided in the chart found in Part I, Item 1. Business

(2)	The collaboration agreement with Novartis Vaccines and Diagnostics, Inc. was terminated on December 31, 2008 in connection with the Novartis Pulmonary Asset Sale.

(3)	Partnered with Bayer Healthcare LLC since August 2007. As part of the Novartis Pulmonary Asset Sale , we retained an exclusive license to this technology for the development and commercialization of this product originally developed by Nektar.

(4)	The collaboration agreement with Bayer Schering Pharma AG was assigned to Novartis on December 31, 2008 in connection with the Novartis Pulmonary Asset Sale.

(5)	Partnership for the collaboration and development of Exubera inhalation powder and the next generation inhaled insulin with Pfizer was terminated on November 9, 2007. Inhaled insulin programs were terminated in April 2008.

(6)	Certain proprietary pulmonary intellectual property was transferred to Novartis as part of the Novartis Pulmonary Asset Sale.

(7)	Other includes additional costs related Novartis Pulmonary Asset Sale in 2008, workforce reduction charges in 2008 and 2007, and research and development costs related to our ceased super-critical fluids business in 2006.
Research and development expense remained at a consistent level in 2008 as compared to 2007 despite a significant increase in our investment in clinical development of our proprietary drug candidates in 2008. This was a result of the continued transition of our business to focus on our internal proprietary drug candidates in 2008 and a decrease in other research and development activities.
Salaries, benefits, and stock-based compensation expense decreased by approximately $14.0 million for the year ended December 31, 2008 compared to the year ended December 31, 2007, as we continued to realize the benefits of our workforce reduction plans executed in May 2007 and February 2008. Facilities and equipment expense decreased by approximately $8.0 million primarily as a result of lower depreciation due to the write-off of the Pfizer-related equipment in 2007 and certain pulmonary property and equipment classified as held for sale at September 30, 2008. These decreases were offset by increased costs related to our ongoing clinical trials for our proprietary drug candidates, comprised increased outside services of $13.4 million, including costs to CROs, and increased materials and supplies expense of $8.2 million. During the year ended December 31, 2008, research and development expense included approximately $2.7 million in additional costs related to the Novartis Pulmonary Asset Sale, including one-time termination benefits and other costs.
During the year ended December 31, 2008, our research and development spending in our partnered drug development programs decreased after the termination of our Pfizer agreements for inhaled insulin in November 2007. Spending related to our proprietary drug development programs increased as we continued to advance clinical development for NKTR-102, NKTR-118, and NKTR-105.
Research and development expense, excluding workforce reduction charges, decreased by approximately $1.6 million during the year ended December 31, 2007, compared to the year ended December 31, 2006. Research and development expense related to our drug candidates based on PEGylation technology and advanced polymer conjugate technologies increased by approximately $21.6 million as a result of the completion of the Phase 1 clinical trials for NKTR-118 and NKTR-102 and the commencement of Phase 2 clinical trials for these drug development programs. Pulmonary research and development program expenses decreased by approximately $20.2 million as a result of a $20.0 million decrease related to NKTR-024 and a $12.9 million decrease related to Exubera. These decreases are partially offset by increased spending on NGI of $11.0 million, increased spending on TIP of $3.5 million and increased spending on BAY41-6551 of approximately $1.6 million. Additionally, we decreased spending on non-pulmonary and non-PEGylation programs by $3.0 million in connection with the winding down of our Bradford, UK operations in 2006 which related to our super-critical fluid technology.

We anticipate that our research and development expenses will decrease in the year ended December 31, 2009 compared to the year ended December 31, 2008, which will be comprised of decreases in our internal salaries, benefits, and facilities costs as a result of the Novartis Pulmonary Asset Sale, partially offset by an increase in materials and supplies and third party costs for our CROs as we continue to advance clinical trials for NKTR-102, NKTR-118, and NKTR-105.
The estimated completion dates for our programs are not reasonably certain. See Item 1a. Risk Factors for discussion of the risks associated with drug candidates in development and the risks and uncertainties associated with clinical development at any stage.
General and administrative (in thousands except percentages)

						Percentage	Percentage
				Increase/	Increase/	Increase/	Increase/
	Years ended December 31,			(Decrease)	(Decrease)	(Decrease)	(Decrease)
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006	2008 vs. 2007	2007 vs. 2006
General & administrative	$51,497	$57,282	$82,358	$(5,785)	$(25,076)	(10%)	(30%)
General and administrative expenses are associated with administrative staffing, business development, marketing, and legal.
The decrease in general and administrative expenses during the year ended December 31, 2008 compared to the year ended December 31, 2007 is primarily attributable to decreased professional fees of $5.1 million and decreased salaries and benefits of $8.8 million, partially offset by increased marketing costs of $1.7 million related to our co-promotion agreement with Bayer Healthcare LLC for BAY41-6551, decreased corporate overhead costs allocated out of general and administrative departments to manufacturing and research and development of $4.0 million, and other net increases of $2.4 million.
The decrease in general and administrative expenses during the year ended December 31, 2007 compared to the year ended December 31, 2006 is primarily attributable to decreased non-cash stock-based compensation expense of $11.9 million, decreased intangible asset amortization of $3.1 million, decreased headcount resulting in decreased salaries and benefits of $2.3 million, decreased professional fees of $5.9 million, and a $1.8 million decrease in connection with the winding down of our Bradford, UK operations in 2006.
Impairment of long lived assets (in thousands except percentages)

						Percentage	Percentage
				Increase/	Increase/	Increase/	Increase/
	Years ended December 31,			(Decrease)	(Decrease)	(Decrease)	(Decrease)
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006	2008 vs. 2007	2007 vs. 2006
Impairment of long lived assets	$1,458	$28,396	$9,410	$(26,938)	$18,986	(95%)	>100%

During the year ended December 31, 2008, impairment of long lived assets includes an impairment charge of $1.5 million related to a specialized dryer designed for our PEGylation manufacturing facility. The dryer was not functioning properly and was not being used in operations. We determined the carrying value of the manufacturing equipment exceeded the fair value based on a discounted cash flow model.
During the year ended December 31, 2007, impairment of long lived assets includes an impairment charge of $28.4 million for Exubera-related assets following the termination of our collaborative agreements with Pfizer.
During the year ended December 31, 2006, impairment of long lived assets includes a write-off of $5.5 million of certain intangible assets relating to the operations of our former Ireland subsidiary, $1.2 million relating to the remaining laboratory and office equipment at our Bradford, UK site, and $2.8 million relating to an asset being constructed for use in one of our partnered pulmonary drug development programs.
Gain on sale of pulmonary assets (in thousands except percentages)

						Percentage	Percentage
				Increase/	Increase/	Increase/	Increase/
	Years ended December 31,			(Decrease)	(Decrease)	(Decrease)	(Decrease)
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006	2008 vs. 2007	2007 vs. 2006
Gain on sale of pulmonary assets	$(69,572)	$—	$—	$69,572	$—	n/a	n/a
On December 31, 2008, we sold certain of our pulmonary assets to Novartis for $115.0 million. The gain on sale of pulmonary assets includes the purchase price received from Novartis less the net book value of property and equipment of $37.3 million, an equity investment in Pearl Therapeutics, Inc. of $2.7 million, transaction costs of $4.6 million, and other costs of $0.9 million.
Gain on termination of collaborative agreements, net (in thousands except percentages)

						Percentage	Percentage
				Increase/	Increase/	Increase/	Increase/
	Years ended December 31,			(Decrease)	(Decrease)	(Decrease)	(Decrease)
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006	2008 vs. 2007	2007 vs. 2006
Gain on termination of collaborative agreements, net	$—	$(79,178)	$—	$(79,178)	$79,178	n/a	n/a
On November 9, 2007, we terminated our collaborative development and license agreement with Pfizer and all other agreements between us and Pfizer related to Exubera and NGI. Pursuant to the termination agreement, we received a one-time payment of $135.0 million from Pfizer in full satisfaction and release of all contract obligations. The gain on termination of collaborative agreements, net, includes the Pfizer termination payment received of $135.0 million less our contractual aggregate liability to Bespak and Tech Group of $32.4 million and less settlement of outstanding receivables and payables with Pfizer of $23.5 million.
Litigation settlement

						Percentage	Percentage
				Increase/	Increase/	Increase/	Increase/
	Years ended December 31,			(Decrease)	(Decrease)	(Decrease)	(Decrease)
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006	2008 vs. 2007	2007 vs. 2006
Litigation settlement	$—	$1,583	$17,710	$(1,583)	$(16,127)	n/a	(91)%
During the year ended December 31, 2007, we recorded a litigation settlement charge of $1.6 million related to three employee-related litigation settlements that were entered into in 2007.
On June 30, 2006, we entered into a litigation settlement related to an intellectual property dispute with the University of Alabama, Huntsville pursuant to which we paid $11.0 million and agreed to pay an additional $10.0 million in equal $1.0 million installments over ten years beginning on July 1, 2007. During the year ended December 31, 2006 we recorded a litigation settlement charge of $17.7 million which reflects the net present value of the settlement payments using an 8% annual discount rate.

Interest income (in thousands except percentages)

						Percentage	Percentage
				Increase/	Increase/	Increase/	Increase/
	Years ended December 31,			(Decrease)	(Decrease)	(Decrease)	(Decrease)
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006	2008 vs. 2007	2007 vs. 2006
Interest income	$12,495	$22,201	$23,646	$(9,706)	$(1,445)	(44%)	(6%)
The decrease in interest income for the year ended December 31, 2008, compared to the year ended December 31, 2007, was primarily due to lower interest rates on our cash, cash equivalents, and available-for-sale investments in 2008 compared to 2007.
The decrease in interest income during the year ended December 31, 2007 compared to the year ended December 31, 2006 is primarily due to a decline in the average balance of cash, cash equivalents, and investments in marketable securities due to repayment of $102.7 million in convertible subordinated notes.
Interest expense (in thousands except percentages)

						Percentage	Percentage
				Increase/	Increase/	Increase/	Increase/
	Years ended December 31,			(Decrease)	(Decrease)	(Decrease)	(Decrease)
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006	2008 vs. 2007	2007 vs. 2006
Interest expense	$15,192	$18,638	$20,793	$(3,446)	$(2,155)	(18%)	(10%)
The decrease in interest expense for the year ended December 31, 2008, compared to the year ended December 31, 2007, was primarily attributable to a lower average balance of convertible subordinated notes outstanding in 2008. We repurchased $100.0 million of our 3.25% convertible subordinated notes during the fourth quarter of 2008. We expect interest expense to decrease in 2009 as a result of this convertible subordinated note repurchase.
The decrease in interest expense during the year ended December 31, 2007 compared to the year ended December 31, 2006 was primarily due to a lower average balance of convertible subordinated notes outstanding during 2007. We repaid $36.0 million of our 5% convertible subordinated notes in February 2007 and we repaid $66.6 million of our 3.5% convertible subordinated notes in October 2007.
Other income, net (in thousands except percentages)

						Percentage	Percentage
				Increase/	Increase/	Increase/	Increase/
	Years ended December 31,			(Decrease)	(Decrease)	(Decrease)	(Decrease)
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006	2008 vs. 2007	2007 vs. 2006
Other income (expense), net	$58	$1,133	$2,444	$(1,075)	$(1,311)	(95%)	(54%)
During the year ended December 31, 2007, we recognized a $0.9 million gain from the sale of the management buy-out of our nebulizer device business operated in our wholly-owned Ireland subsidiary, which was completed on November 30, 2007 in consideration of a payment to us of $2.2 million and a net gain of $0.9 million.
During the year ended December 31, 2006, we recognized a $2.2 million gain from the sale of an equity investment in Confluent Technologies. We do not expect to realize income from such transactions in the future.

Gain on debt extinguishment (in thousands except percentages)

						Percentage	Percentage
				Increase/	Increase/	Increase/	Increase/
	Years ended December 31,			(Decrease)	(Decrease)	(Decrease)	(Decrease)
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006	2008 vs. 2007	2007 vs. 2006
Gain on debt extinguishment	$50,149	$—	$—	$50,149	$—	n/a	n/a
During the three months ended December 31, 2008, we repurchased approximately $100.0 million in par value of our 3.25% convertible subordinated notes for an aggregate purchase price of $47.8 million. The recognized gain on debt extinguishment is net of transaction costs of $1.0 million and accelerated amortization of our deferred financing costs of $1.1 million.
Liquidity and Capital Resources
We have financed our operations primarily through revenue from product sales and royalties and research and development contracts, public and private placements of debt and equity. We do not utilize off-balance sheet financing arrangements as a source of liquidity or financing. Additionally, at December 31, 2008, we had letter of credit arrangements with certain financial institutions and vendors, including our landlord, totaling $2.9 million. These letters of credit expire during 2009 and are secured by investments in similar amounts.
As of December 31, 2008, we had cash, cash equivalents and investments in marketable securities of $379.0 million and indebtedness of $242.6 million, including $215.0 million of convertible subordinated notes, $21.6 million in capital lease obligations and $6.0 million in other liabilities.
Due to the recent adverse developments in the credit markets, we may experience reduced liquidity with respect to some of our short-term investments. These investments are generally held to maturity, which is less than one year. However, if the need arose to liquidate such securities before maturity, we may experience losses on liquidation. As of December 31, 2008, we held $233.6 million of available-for-sale investments, excluding money market funds, with an average time to maturity of 72 days. To date we have not experienced any liquidity issues with respect to these securities, but should such issues arise, we may be required to hold some, or all, of these securities until maturity. We believe that, even allowing for potential liquidity issues with respect to these securities, our remaining cash and cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for at least the next twelve months. We have the ability and intent to hold our debt securities to maturity when they will be redeemed at full par value. Accordingly, we consider unrealized losses to be temporary and have not recorded a provision for impairment.
Cash flows used in operating activities
During the year ended December 31, 2008, net cash used for our operating activities was $145.8 million. The decrease in net cash provided by our operating activities for the year ended December 31, 2008 as compared to the year ended December 31, 2007, resulted from the $135.0 million cash payment received from Pfizer in 2007 under the Exubera termination agreement and up-front payments of $50.0 million and $24.6 million received in 2007 from Bayer Healthcare LLC and Pfizer, respectively. In addition, the net cash used for our operating activities for the year ended December 31, 2008 included a number of significant items including a $10.0 million clinical development milestone received from Bayer Healthcare LLC under our collaboration agreement for BAY41-6551 (NKTR-061, Amikacin Inhale), payments by us to Bespak Europe Ltd. and Tech Group, Inc. of $39.9 million for amounts due under termination agreements with these Exubera inhaler device contract manufacturers, all of which was recorded as an expense in 2007, $6.8 million paid to maintain Exubera manufacturing capacity through April 2008, and $5.4 million for severance, employee benefits, and outplacement services in connection with our workforce reduction plans. We expect our cash flows used in operations to decrease in 2009.
During the year ended December 31, 2007, net cash provided by operating activities was $146.3 million. During the year ended December 31, 2007, net cash provided by operating activities increased by $239.0 million compared to the year ended December 31, 2006, in which we used $92.7 million in operating activities. The increase in cash provided by operations in the year ended December 31, 2007 included a number of significant items including a contract termination payment received from Pfizer of $135.0 million and up-front payments of $50.0 million and $24.6 million received from Bayer Healthcare LLC and Pfizer, respectively.

Cash flows from investing activities
On December 31, 2008, we completed the sale of certain pulmonary assets to Novartis for a purchase price of $115.0 million. We paid $0.2 million in transaction costs related to the sale during the year ended December 31, 2008 and expect to pay approximately $4.4 million in transaction costs in the three months ending March 31, 2009, all of which we expensed in the three months ended December 31, 2008.
We purchased $18.9 million, $32.8 million, and $22.5 million of property and equipment in the year ended December 31, 2008, 2007, and 2006, respectively. We expect our capital additions to remain at a consistent level during the year ended December 31, 2009, as we complete our research and development facility in Hyderabad, India.
In July 2008, we invested $4.2 million in Pearl Therapeutics Inc. (Pearl). In 2007, we granted Pearl a limited field intellectual property license to certain of our proprietary pulmonary delivery technology. Upon the closing of the Novartis asset sale transaction on December 31, 2008, we transferred our ownership interest in Pearl to Novartis and assigned the intellectual property license to Novartis.
Cash flows used in financing activities
During the year ended December 31, 2008, we repurchased approximately $100.0 million in par value of our 3.25% convertible subordinated notes for an aggregate purchase price of $47.8 million. The $215.0 million of 3.25% convertible subordinated notes outstanding at December 31, 2008, are due in September 2012.
During the year ended December 31, 2007, we repaid $102.7 million of convertible subordinated notes.
Contractual Obligations

	Payments due by period
		<=1 yr	2-3 yrs	4-5 yrs
	Total	2009	2010-2011	2012-2013	2014+
Obligations (1)
Convertible subordinated notes, including interest	$241,153	$6,986	$13,972	$220,195	$—
Capital leases, including interest	38,822	4,717	9,659	10,022	14,424
Purchase commitments (2)	17,042	17,042	—	—	—
Litigation settlement, including interest	8,000	1,000	2,000	2,000	3,000

	$305,017	$29,745	$25,631	$232,217	$17,424

(1)	The above table does not include certain commitments and contingencies which are discussed in Note 8 of Item 8. Financial Statements and Supplementary Data.

(2)	Substantially all of this amount was subject to open purchase orders as of December 31, 2008 that were issued under existing contracts. This amount does not represent minimum contract termination liability.
Given our current cash requirements, we forecast that we will have sufficient cash to meet our net operating expense requirements and contractual obligations at least through December 31, 2010. We plan to continue to invest in our growth and our future cash requirements will depend upon the timing and results of these investments. Our capital needs will depend on many factors, including continued progress in our research and development programs, progress with preclinical and clinical trials of our proprietary and partnered drug candidates, our ability to successfully enter into additional collaboration agreements for one or more of our proprietary drug candidates or intellectual property that we control, the time and costs involved in obtaining regulatory approvals, the costs of developing and scaling our clinical and commercial manufacturing operations, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, the need to acquire licenses to new technologies and the status of competitive products. Included in our purchase commitments above is approximately $2.7 million of capital purchase commitments.

To date we have incurred substantial debt as a result of our issuances of subordinated notes that are convertible into our common stock. Our substantial debt, the market price of our securities, and the general economic climate, among other factors, could have material consequences for our financial condition and could affect our sources of short-term and long-term funding. Our ability to meet our ongoing operating expenses and repay our outstanding indebtedness is dependent upon our and our partners’ ability to successfully complete clinical development of, obtain regulatory approvals for and successfully commercialize new drugs. Even if we or our partners are successful, we may require additional capital to continue to fund our operations and repay our debt obligations as they become due. There can be no assurance that additional funds, if and when required, will be available to us on favorable terms, if at all.
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
Revenue Recognition
Collaboration and other research revenue includes amortization of up-front fees. Up-front fees should be recognized ratably over the expected benefit period under the arrangement. Given the uncertainties of research and development collaborations, significant judgment is required to determine the duration of the arrangement. We have $57.2 million of deferred up-front fees related to five research and collaboration agreements that are being amortized over an average of 12 years. We considered shorter and longer amortization periods. The shortest reasonable period is the end of the development period (estimated to be 4 to 6 years). Given the statistical probability of drug development success in the bio-pharmaceutical industry, drug development programs have only a 5%-10% probability of reaching commercial success. The longest period is either the contractual life of the agreement, which is generally 10-12 years from the first commercial sale, or the end of the patent life, which is frequently 15-17 years. If we had determined a longer or shorter amortization period was appropriate, our annual up-front fee amortization could be as low as $4.0 million or as high as $14.0 million.
Milestone payments that we receive under our collaboration agreements are deferred and recorded as revenue ratably over the period of time between the achievement of the milestone and the estimated date of completion of the next development milestone. Management makes its best estimate of the period of time until the next milestone is reached. This estimate affects the recognition of revenue for completion of the previous milestone. The original estimate is periodically evaluated to determine if circumstances have caused the estimate to change and if so, amortization of revenue is adjusted prospectively.
Stock-Based Compensation
We use the Black-Scholes option valuation model adjusted for the estimated historical forfeiture rate for the respective grant to determine the estimated fair value of our stock-based compensation arrangements on the date of grant (grant date fair value) and expense this value ratably over the service period of the option or performance period of the Restricted Stock Unit award (RSU). The Black-Scholes option pricing model requires the input of highly subjective assumptions. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models may not provide a reliable single measure of the fair value of our employee stock options or common stock purchased under our employee stock purchase plan. In addition, management continually assesses these assumptions and methodologies used to calculate the estimated fair value of stock-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to the assumptions and methodologies, and which could materially impact our fair value determination.

Further, we have issued performance-based RSU awards totaling approximately 1,010,000 shares of our common stock to certain employees. These awards vest based upon achieving three pre-determined performance milestones. We are expensing the grant date fair value of the awards ratably over the expected performance period for the RSU awards in which the performance milestones are probable of achievement under a Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, definition. The total grant date fair value of the RSU awards was $19.8 million, including $4.0 million for the first milestone, $7.9 million for the second milestone, and $7.9 million for the third milestone.
The first performance milestone was achieved and approximately 174,035 shares were fully vested and released during the year ended December 31, 2007. The second performance milestone related to the achievement of $30.0 million of Exubera royalty revenue from Pfizer in one calendar quarter. During the year ended December 31, 2007, we determined that it is not probable that future Exubera product sales will be sufficient to meet the second performance milestone and we reversed $2.8 million of previously recognized expense. The third performance milestone relates to the first filing (whether by us or a third party licensee or partner of ours) and acceptance of a New Drug Application (NDA) or Biologics License Application (BLA) by the FDA or an equivalent filing and acceptance with the European Medicines Agency for a proprietary drug candidate. Based on our current product pipeline development efforts, we currently estimate that the third performance milestone is currently probable of achievement by the end of the third quarter of 2011.
Evaluating and estimating the probability of achieving the remaining performance milestone and the appropriate timing related to the achievement is highly subjective and requires periodic reassessment of rapidly changing facts and circumstances. Actual achievement of these performance milestones or changes in facts and circumstances may cause significant fluctuations in expense recognition between reporting periods and would result in changes in the timing and amount of expense recognition related to these RSU awards.
Clinical Trial Accruals
We record accruals for the estimated costs of our clinical trials. Most of our clinical trials are performed by third-party CROs, which are a significant component of our Research and development expense. We accrue costs associated with the start-up and reporting phases of the clinical trials ratably over the estimated duration of the start-up and reporting phases. If the actual timing of these phases varies from the estimate, we will adjust the accrual prospectively. We accrue costs associated with treatment phase of clinical trials based on the total estimated cost of the clinical trials and are expensed ratably based on patient enrollment in the trials.
Income Taxes
We account for income taxes under the liability method in accordance with FASB Statement No. 109, Accounting for Income Taxes, and FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon tax authority examination, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.
Adoption of FIN 48, which occurred on January 1, 2007, had no impact on our consolidated financial position, results of operations, cash flows or our effective tax rate. However, revisions to the estimated net realizable value of the deferred tax asset in the future could cause our provision for income taxes to vary significantly from period to period.
At December 31, 2008, we had significant federal and state net operating loss and research credit carry forwards which were offset by a full valuation allowance, due to our inability to estimate long-term future taxable income with a more likely than not certainty. Upon adoption of FIN 48, we did not recognize an increase or a decrease in the liability for net unrecognized tax benefits, which would be accounted for through retained earnings. We historically accrued for uncertain tax positions in deferred tax assets as we have been in a net operating loss position since inception and any adjustments to our tax positions would result in an adjustment of our net operating loss or tax credit carry forwards rather than resulting in a cash outlay. If we are eventually able to recognize these uncertain positions, our effective tax rate would be reduced. We currently have a full valuation allowance against our net deferred tax asset which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future.

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
Recent Accounting Pronouncements
FASB Statement of Position No. 157-2
In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2), which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In accordance with FSP 157-2, the fair value measurements for non-financial assets and liabilities is required to be adopted effective for fiscal years beginning after November 15, 2008 We believe the adoption of the delayed items of SFAS No. 157 will not have a material impact on our financial statements.
EITF 07-1
In December 2007, the FASB ratified EITF Issue No. 07-1, Accounting for Collaborative Arrangements, which defines collaborative arrangements and establishes reporting and disclosure requirements for transactions between participants in a collaborative arrangement and between participants in the arrangements and third parties. This issue is effective retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date for fiscal years beginning after December 15, 2008. We believe the adoption of EITF 07-1 will not have a material impact on our financial statements.
FSP APB 14-1
In May 2008, the FASB issued FSP Accounting Principles Board (APB) 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). FSP APB 14-1 addresses instruments commonly referred to as Instrument C from EITF 90-19, which requires the issuer to settle the principal amount in cash and the conversion spread in cash or net shares at the issuer’s option. FSP APB 14-1 requires the issuer of these instruments account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years on a retroactive basis. Early application is not permitted. The noteholders may only convert outstanding convertible subordinated notes to shares of our common stock, therefore we do not expect FSP APB 14-1 to have a material impact on our financial position or results of operations.
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
A hypothetical 50 basis point increase in interest rates would result in an approximate $0.4 million decrease, less than 1%, in the fair value of our available-for-sale securities at December 31, 2008. This potential change is based on sensitivity analyses performed on our investment securities at December 31, 2008. Actual results may differ materially. The same hypothetical 50 basis point increase in interest rates would have resulted in an approximate $0.7 million decrease, less than 1%, in the fair value of our available-for-sale securities at December 31, 2007.

Due to the adverse developments in the credit markets in 2008, we may experience reduced liquidity with respect to some of our short-term investments. These investments are generally held to maturity, which is less than one year. However, if the need arose to liquidate such securities before maturity, we may experience losses on liquidation. As of December 31, 2008, we held $233.6 million of available-for-sale investments, excluding money market funds, with an average time to maturity of 72 days. To date we have not experienced any liquidity issues with respect to these securities, but should such issues arise, we may be required to hold some, or all, of these securities until maturity. We believe that, even allowing for potential liquidity issues with respect to these securities, our remaining cash and cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for at least the next twelve months. We have the ability and intent to hold our debt securities to maturity when they will be redeemed at full par value. Accordingly, we consider unrealized losses to be temporary and have not recorded a provision for impairment.
Foreign Currency Risk
The majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, since a portion of our operations consists of research and development activities outside the United States, we have entered into transactions in other currencies, primarily the Indian Rupee, and we therefore are subject to foreign exchange risk.
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

Item 8. Financial Statements and Supplementary Data
NEKTAR THERAPEUTICS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders, Nektar Therapeutics
We have audited the accompanying consolidated balance sheets of Nektar Therapeutics as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nektar Therapeutics at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, Nektar Therapeutics changed its method of accounting for uncertain tax positions as of January 1, 2007.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Nektar’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2009 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
San Jose, California
March 4, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders, Nektar Therapeutics
We have audited Nektar Therapeutic’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Nektar Therapeutic’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Nektar Therapeutics maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nektar Therapeutics as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008 of Nektar Therapeutics and our report dated March 4, 2009 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
San Jose, California
March 4, 2009

NEKTAR THERAPEUTICS
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share information)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$155,584	$76,293
Short-term investments	223,410	406,060
Accounts receivable, net of allowance of $92 and $33 at December 31, 2008 and 2007, respectively	11,161	21,637
Inventory	9,319	12,187
Other current assets	6,746	7,106

Total current assets	$406,220	$523,283

Property and equipment, net	73,578	114,420
Goodwill	76,501	78,431
Other assets	4,237	8,969

Total assets	$560,536	$725,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,832	$3,589
Accrued compensation	11,570	14,680
Accrued clinical trial expenses	17,622	2,895
Accrued expenses to contract manufacturers	—	40,444
Accrued expenses	9,923	9,551
Deferred revenue, current portion	10,010	19,620
Other current liabilities	5,417	7,313

Total current liabilities	$68,374	$98,092
Convertible subordinated notes	214,955	315,000
Capital lease obligations	20,347	21,632
Deferred revenue	55,567	61,349
Deferred gain	5,901	8,680
Other long-term liabilities	5,238	5,911

Total liabilities	$370,382	$510,664
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 10,000 shares authorized
Series A, $0.0001 par value: 3,100 shares designated; no shares issued or outstanding at December 31, 2008 and 2007	—	—
Common stock, $0.0001 par value; 300,000 authorized; 92,503 shares and 92,301 shares issued and outstanding at December 31, 2008 and 2007, respectively	9	9
Capital in excess of par value	1,312,796	1,302,541
Accumulated other comprehensive income	1,439	1,643
Accumulated deficit	(1,124,090)	(1,089,754)

Total stockholders’ equity	190,154	214,439

Total liabilities and stockholders’ equity	$560,536	$725,103

The accompanying notes are an integral part of these consolidated financial statements.

NEKTAR THERAPEUTICS
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)

	Years ended December 31,
	2008	2007	2006
Revenue:
Product sales and royalties	$41,255	$180,755	$153,556
Collaboration and other	48,930	92,272	64,162

Total revenue	$90,185	$273,027	$217,718
Operating costs and expenses:
Cost of goods sold	28,216	137,696	113,921
Other cost of revenue	6,821	9,821	4,168
Research and development	154,417	153,575	149,381
General and administrative	51,497	57,282	82,358
Impairment of long lived assets	1,458	28,396	9,410
Gain on sale of pulmonary assets	(69,572)	—	—
Gain on termination of collaborative agreements, net	—	(79,178)	—
Litigation settlement	—	1,583	17,710

Total operating costs and expenses	$172,837	$309,175	$376,948

Loss from operations	(82,652)	(36,148)	(159,230)

Non-Operating income (expense):
Interest income	12,495	22,201	23,646
Interest expense	(15,192)	(18,638)	(20,793)
Other income (expense), net	58	1,133	2,444
Gain on extinguishment of debt	50,149	—	—

Total non-operating income	47,510	4,696	5,297

Loss before provision (benefit) for income taxes	$(35,142)	$(31,452)	$(153,933)
Provision (benefit) for income taxes	(806)	1,309	828

Net loss	$(34,336)	$(32,761)	$(154,761)

Basic and diluted net loss per share	$(0.37)	$(0.36)	$(1.72)

Shares used in computing basic and diluted net loss per share	92,407	91,876	89,789

The accompanying notes are an integral part of these consolidated financial statements.

NEKTAR THERAPEUTICS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

							Accumulated
	Preferred Shares		Common Shares		Capital In		Other		Total
		Amount			Excess of	Deferred	Comprehensive	Accumulated	Stockholders’
	Shares	Paid In	Shares	Par Value	Par Value	Compensation	Income/(Loss)	Deficit	Equity
Balance at December 31, 2005	20	—	87,707	$9	$1,233,690	$(2,949)	$(1,707)	$(902,232)	$326,811
Stock option exercises	—	—	2,326	—	20,642	—	—	—	20,642
Stock-based compensation	—	—	—	—	29,143	—	—	—	29,143
SFAS No. 123R transition adjustment	—	—		—	(2,949)	2,949	—	—	—
Conversion of Preferred Stock	(20)	—	1,023	—	—	—	—	—	—
Warrant exercises	—	—	12	—	—	—	—	—	—
Shares issued for employee plans(1)	—	—	212	—	3,425	—	—	—	3,425
Stock-based compensation to consultants	—	—	—	—	31	—	—	—	31
Other comprehensive income	—	—	—	—	—	—	1,769	—	1,769
Net loss	—	—	—	—	—	—	—	(154,761)	(154,761)

Comprehensive loss									(152,992)

Balance at December 31, 2006	—	—	91,280	$9	$1,283,982	$—	$62	$(1,056,993)	$227,060
Stock option exercises and RSU release	—	—	761	—	2,915	—	—	—	2,915
Stock-based compensation	—	—	—	—	13,193	—	—	—	13,193
Shares issued for employee plans(1)	—	—	260	—	2,451	—	—	—	2,451
Other comprehensive income	—	—	—	—	—	—	1,581	—	1,581
Net loss	—	—	—	—	—	—	—	(32,761)	(32,761)

Comprehensive loss									(31,180)

Balance at December 31, 2007	—	—	92,301	$9	$1,302,541	$—	$1,643	$(1,089,754)	$214,439
Stock option exercises and RSU release	—	—	146	—	122	—	—	—	122
Stock-based compensation	—	—	—	—	9,871	—	—	—	9,871
Shares issued for employee plans(1)	—	—	56	—	262	—	—	—	262
Other comprehensive loss	—	—	—	—	—	—	(204)	—	(204)
Net loss	—	—	—	—	—	—	—	(34,336)	(34,336)

Comprehensive loss									(34,540)

Balance at December 31, 2008	—	—	92,503	$9	$1,312,796	$—	$1,439	$(1,124,090)	$190,154

(1)	Employee plans include Employee Stock Purchase Plan (ESPP) and 401K Plan
The accompanying notes are an integral part of these consolidated financial statements.

NEKTAR THERAPEUTICS
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2008	2007	2006
Cash flows provided by (used in) operating activities:
Net loss	$(34,336)	$(32,761)	$(154,761)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on sale of pulmonary assets	(69,572)	—	—
Gain on extinguishment of debt	(50,149)	—	—
Depreciation and amortization	22,489	29,028	33,509
Stock-based compensation	9,871	14,779	30,982
Impairment of long lived assets	1,458	28,396	9,410
Other non-cash transactions	1,251	109	(3,003)
Changes in assets and liabilities:
Decrease (increase) in trade accounts receivable	10,476	24,318	(34,654)
Decrease (increase) in inventories	2,868	1,503	3,971
Decrease (increase) in other assets	1,166	7,443	1,095
Increase (decrease) in accounts payable	6,181	(3,147)	(8,926)
Increase (decrease) in accrued compensation	(3,382)	986	3,581
Increase (decrease) in accrued clinical trial expenses	14,727	907	1,322
Increase (decrease) in accrued expenses to contract manufacturers	(40,444)	40,444	—
Increase (decrease) in accrued expenses	(1,332)	(5,200)	4,181
Increase (decrease) in deferred revenue	(15,392)	40,863	16,245
Increase (decrease) in other liabilities	(1,662)	(1,366)	4,333

Net cash provided by (used in) operating activities	$(145,782)	$146,302	$(92,715)

Cash flows from investing activities:
Proceeds from sale of pulmonary assets, net of transaction costs	114,831	—	—
Investment in Pearl Therapeutics	(4,236)	—	—
Purchases of property and equipment	(18,855)	(32,796)	(22,524)
Maturities of investments	588,168	591,202	405,622
Sales of investments	70,060	2,057	2,252
Purchases of investments	(475,316)	(593,118)	(502,230)

Net cash provided by (used in) investing activities	$274,652	$(32,655)	$(116,880)

Cash flows from financing activities:
Issuance of common stock, net of issuance costs	384	3,780	22,259
Payments of loan and capital lease obligations	(2,368)	(2,895)	(10,488)
Repayments of convertible subordinated notes	(47,757)	(102,653)	—

Net cash provided by (used in) financing activities	$(49,741)	$(101,768)	$11,771

Effect of exchange rates on cash and cash equivalents	162	654	311

Net increase (decrease) in cash and cash equivalents	$79,291	$12,533	$(197,513)
Cash and cash equivalents at beginning of year	76,293	63,760	261,273

Cash and cash equivalents at end of year	$155,584	$76,293	$63,760

Supplemental disclosure of cash flows information:
Cash paid for interest	$14,706	$17,389	$17,751
Cash paid for income taxes	$812	$801	$—

Supplemental schedule of non-cash investing and financing activities:
Property acquired through capital leases	$—	$4,445	$—
The accompanying notes are an integral part of these consolidated financial statements.

NEKTAR THERAPEUTICS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
Note 1—Organization and Summary of Significant Accounting Policies
Organization and Basis of Presentation
We are a clinical-stage biopharmaceutical company headquartered in San Carlos, California and incorporated in Delaware. We are developing a pipeline of drug candidates that utilize our PEGylation and advanced polymer conjugate technology platforms designed to improve the therapeutic benefits of drugs.
Principles of Consolidation and Use of Estimates
Our consolidated financial statements include the financial position and results of operations and cash flows of our wholly-owned subsidiaries: Nektar Therapeutics AL, Corporation, Nektar Therapeutics (India) Private Limited, Nektar Therapeutics UK, Ltd., and Aerogen Inc. All intercompany accounts and transactions have been eliminated in consolidation.
Our consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting our consolidated financial results. Translation gains and losses are included in accumulated other comprehensive loss in the stockholders’ equity section of the balance sheet. To date, such cumulative translation adjustments have not been material to our consolidated financial position. Transaction gains and losses arising from activities in other than applicable functional currency are calculated using the average exchange rate for the applicable period and reported in net income as a non-operating item in each period. Aggregate gross foreign currency transaction gains (losses) recorded in net income for the years ended December 31, 2008, 2007, and 2006 were not material.
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, we evaluate our estimates, including those related to inventories and related impairment of investments and long lived assets, restructuring and contingencies, stock based compensation, and litigation. We base our estimates on historical experience and on other assumptions that management believes are reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities when these values are not readily apparent from other sources.
Reclassifications
Certain items previously reported in specific financial statement captions have been reclassified to conform to the current period presentation. Such reclassifications have not impacted previously reported revenues, operating loss or net loss.
Cash, Cash Equivalents, and Investments and Fair Value of Financial Instruments
We consider all investments in marketable securities with an original maturity of three months or less to be cash equivalents. Investments are designated as available-for-sale and are carried at fair value, with unrealized gains and losses reported in stockholders’ equity as accumulated other comprehensive income (loss). The disclosed fair value related to our investments is based primarily on the reported fair values in our period-end brokerage statements. We independently validate these fair values using available market quotes and other information. Investments with maturities greater than one year from the balance sheet date, if any, are classified as long-term.
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

The carrying value of cash, cash equivalents, and investments approximates fair value and is based on quoted market prices. On January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157), for financial assets and financial liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:
Level 1—Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.
Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.
In accordance with FASB Statement of Position No. 157-2, we have deferred adoption of SFAS No. 157 for non-financial assets and non-financial liabilities, including goodwill and property and equipment, until January 1, 2009.
Accounts Receivable and Significant Customer Concentrations
Our customers are primarily pharmaceutical and biotechnology companies that are located in the U.S. and Europe. Our accounts receivable balance contains billed and unbilled trade receivables from product sales and royalties and collaborative research agreements. We provide for an allowance for doubtful accounts by reserving for specifically identified doubtful accounts. We generally do not require collateral from our customers. We perform a regular review of our customers’ payment histories and associated credit risk. We have not experienced significant credit losses from our accounts receivable. At December 31, 2008, three different customers represented 29%, 19%, and 15%, respectively, of our accounts receivable. At December 31, 2007, three different customers represented 28%, 24%, and 22%, respectively, of our accounts receivable.
Inventories and Significant Supplier Concentrations
Inventories are computed on a first-in, first-out basis and stated net of reserves at the lower of cost or market. Inventory costs include direct materials, direct labor, and manufacturing overhead. Supplies inventory related to research and development activities are expensed when purchased.
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
In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we periodically review our property and equipment for recoverability whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Generally, an impairment loss would be recognized if the carrying amount of an asset exceeds the sum of the discounted cash flows expected to result from the use and eventual disposal of the asset. Please refer to Note 13 of Notes to Consolidated Financial Statements for additional information on the impairment analysis performed.
Goodwill
Goodwill represents the excess of the price paid for another entity over the fair value of the assets acquired and liabilities assumed in a business combination. We account for our goodwill asset in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), and test for impairment in the fourth quarter of each year using an October 1 measurement date, as well as at other times when impairment indicators exists or when events occur or circumstances change that would indicate the carrying amount may not be fully recoverable.

For purposes of our annual impairment test, we have identified and assigned goodwill to two reporting units (as defined in SFAS No. 142): (1) pulmonary technology and (2) PEGylation and advanced polymer conjugate technology. Goodwill is tested for impairment at the reporting unit level using a two-step approach. The first step is to compare the fair value of a reporting unit’s net assets, including assigned goodwill, to the book value of its net assets, including assigned goodwill. If the fair value of the reporting unit is greater than its net book value, the assigned goodwill is not considered impaired. If the fair value is less than the reporting unit’s net book value, we perform a second step to measure the amount of the impairment, if any. The second step would be to compare the book value of the reporting unit’s assigned goodwill to the implied fair value of the reporting unit’s goodwill. As of December 31, 2008 and 2007, the carrying value of our goodwill was $76.5 million and $78.4 million, respectively. Approximately $1.9 million of goodwill allocated to our pulmonary reporting unit was included in the sale of certain pulmonary assets to Novartis. There were no indications of impairment at December 31, 2008 or December 31, 2007.
Revenue Recognition
We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (SAB 104) and Emerging Issues Task Force, Issue No. 00-21 (EITF 00-21), Revenue Arrangements with Multiple Deliverables.
Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable, and collection is reasonably assured. Allowances are established for estimated sales returns and uncollectible amounts.
Product Sales and Royalty Revenue
Product sales are primarily derived from cost-plus manufacturing and supply agreements with our collaboration partners, and revenue is recognized in accordance with the terms of the related collaboration agreement. We have not experienced any significant returns from our customers.
Generally, we are entitled to royalties from our partners based on their net sales once their products are approved for commercial sale. We recognize royalty revenue when the cash is received or when the royalty amount to be received is estimable and collection is reasonably assured.
Collaboration and other revenue
Collaborative research and development arrangements
We enter into collaborative research and development arrangements with pharmaceutical and biotechnology partners that may involve multiple deliverables. Our arrangements may contain the following elements: upfront fees, collaborative research, milestone payments, manufacturing and supply, royalties and license fees. The principles and guidance outlined in EITF No. 00-21 provide a framework to (a) determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and (b) determine how the arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. Significant judgment is required when determining the separate units of accounting and the fair value of individual deliverables. For each separate unit of accounting we have objective and reliable evidence of fair value using available internal evidence for the undelivered item(s) and our arrangements generally do not contain a general right of return relative to the delivered item. We use the residual method to allocate the arrangement consideration when it does not have fair value of a delivered item(s). Under the residual method, the amount of consideration allocated to the delivered item equals the total arrangement consideration less the aggregate fair value of the undelivered items.
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
Payments received for milestones achieved are deferred and recorded as revenue ratably over the period of time from the achievement of milestone for which we received payment and our estimate of the date on which the next milestone will be achieved. Management makes its best estimate of the period of time until the next milestone is reached. This estimate affects the recognition of revenue for completion of the previous milestone. The original estimate is periodically evaluated to determine if circumstances have caused the estimate to change and if so, amortization of revenue is adjusted prospectively. Final milestone payments are recorded and recognized upon achieving the respective milestone, provided that collection is reasonably assured.

License Fee Revenue
We have granted licenses for certain of our intellectual property assets for use in developing new molecules. We recognize revenue when delivery has occurred and we have no further performance obligations. We consider delivery to have occurred when the license is granted on an exclusive basis and the license is for the duration of the intellectual property life.
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
Stock-Based Compensation
Stock-based compensation arrangements covered by SFAS No. 123R, Share-Based Payment (SFAS No. 123R) currently include stock option grants and restricted stock unit (RSU) awards under our equity incentive plans and purchases of common stock by our employees at a discount to the market price under our Employee Stock Purchase Plan (ESPP). Under SFAS No. 123R, the value of the portion of the option or award that is ultimately expected to vest is recognized as expense on a straight line basis over the requisite service periods in our Consolidated Statements of Operations. Stock-based compensation expense for purchases under the ESPP are recognized based on the estimated fair value of the common stock during each offering period and the percentage of the purchase discount.
We use the Black-Scholes option valuation model adjusted for the estimated historical forfeiture rate for the respective grant to determine the estimated fair value of our stock-based compensation arrangements on the date of grant (grant date fair value) and expense this value ratably over the service period of the option or performance period of the RSU award. Expense amounts are allocated among inventory, cost of goods sold, research and development expenses, and general and administrative expenses based on the function of the applicable employee. The Black-Scholes option pricing model requires the input of highly subjective assumptions. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models may not provide a reliable single measure of the fair value of our employee stock options or common stock purchased under the ESPP. In addition, management will continue to assess the assumptions and methodologies used to calculate estimated fair value of stock-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies, and which could materially impact our fair value determination.
Research and Development Expense
Research and development costs are expensed as incurred and include salaries, benefits and other operating costs such as outside services, supplies and allocated overhead costs. We perform research and development for our proprietary drug candidates and technology development and for certain third parties under collaboration agreements. For our proprietary drug candidates and our internal technology development programs, we invest our own funds without reimbursement from a third party. Costs associated with treatment phase of clinical trials are accrued based on the total estimated cost of the clinical trials and are expensed ratably based on patient enrollment in the trials. Costs associated with the start-up and reporting phases of the clinical trials are expensed ratably over the duration of the reporting and start-up phases.
Our collaboration agreements typically include a license to our intellectual property, technology and clinical development support, and in certain cases, the manufacture and supply of our proprietary drug components. Under these collaboration agreements, we may receive up-front license fees, development cost reimbursement, clinical development and regulatory milestone payments, fees for manufacturing our proprietary drug components, and royalties on sales if the drug candidate receives regulatory approval. Many of our collaboration agreements are cancelable by the partner without significant financial penalty.

On January 1, 2008, we adopted EITF No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services for Use in Future Research and Development Activities, which provides guidance on the accounting for certain nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities. The adoption did not have a material impact on our financial position or results of operations.
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

	Years ended December 31,
	2008	2007	2006
Convertible subordinated notes	13,804	15,781	16,896
Stock options	14,147	11,108	8,901
Warrants	—	—	13

Total	27,951	26,889	25,810

Income Taxes
We account for income taxes under the liability method in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS No. 109), and FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain.
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
We file income tax returns in the U.S., California and other states, and various foreign jurisdictions. We are currently not the subject of any income tax examinations. In general, the earliest open year subject to examination is 2004, although depending upon jurisdiction, tax years may remain open, subject to certain limitations.
Recent Accounting Pronouncements
FASB Statement of Position No. 157-2
In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2), which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In accordance with FSP 157-2, the fair value measurements for non-financial assets and liabilities is required to be adopted effective for fiscal years beginning after November 15, 2008 We believe the adoption of the delayed items of SFAS No. 157 will not have a material impact on our financial statements.

EITF 07-1
In December 2007, the FASB ratified EITF Issue No. 07-1, Accounting for Collaborative Arrangements, which defines collaborative arrangements and establishes reporting and disclosure requirements for transactions between participants in a collaborative arrangement and between participants in the arrangements and third parties. This issue is effective retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date for fiscal years beginning after December 15, 2008. We believe the adoption of EITF 07-1 will not have a material impact on our financial statements.
FSP APB 14-1
In May 2008, the FASB issued FSP Accounting Principles Board 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). FSP APB 14-1 addresses instruments commonly referred to as Instrument C from EITF 90-19, which requires the issuer to settle the principal amount in cash and the conversion spread in cash or net shares at the issuer’s option. FSP APB 14-1 requires the issuer of these instruments account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years on a retroactive basis. Early application is not permitted. The noteholders may convert outstanding convertible subordinated notes to shares of our common stock only, therefore we do not expect FSP APB 14-1 to have a material impact on our financial position or results of operations.
Note 2—Cash, Cash Equivalents, and Available-For-Sale Investments
Cash, cash equivalents, and available-for-sale investments are as follows (in thousands):

	Estimated Fair Value at
	December 31, 2008	December 31, 2007
Cash and cash equivalents	$155,584	$76,293
Short-term investments (less than one year to maturity)	223,410	406,060

Total cash, cash equivalents, and available-for-sale investments	$378,994	$482,353

Our portfolio of cash, cash equivalents, and available-for-sale investments includes (in thousands):

	Estimated Fair Value at
	December 31, 2008	December 31, 2007
U.S. corporate commercial paper	$115,658	$293,866
Obligations of U.S. corporations	26,275	100,727
Obligations of U.S. government agencies	91,667	37,333
Cash and money market funds	145,394	50,427

Total cash, cash equivalents, and available-for-sale investments	$378,994	$482,353

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in liquid, high quality debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in short-term securities and maintain a weighted average maturity of one year or less. At December 31, 2008, the average portfolio duration was approximately two months and the contractual maturity of any single investment did not exceed twelve months. At December 31, 2007, the average portfolio duration was approximately four months and the contractual maturity of any single investment did not exceed twelve months
Gross unrealized gains and losses were insignificant at December 31, 2008 and at December 31, 2007. The gross unrealized losses were primarily due to changes in interest rates on fixed income securities. We have a history of holding our investments to maturity and we have the ability and intent to hold our debt securities to maturity when they will be redeemed at full par value. Accordingly, we consider these unrealized losses to be temporary and have not recorded a provision for impairment.
During the year ended December 31, 2008, we sold available-for-sale securities to fund our convertible subordinated note repurchase. We received proceeds from these sales totaling $70.1 million and realized a gain of $0.1 million in the income statement for the year period ended December 31, 2008.

At December 31, 2008 and 2007, we had letter of credit arrangements with certain financial institutions and vendors, including our landlord, totaling $2.9 million and $2.8 million, respectively. These letters of credit are secured by investments of similar amounts.
The following table represents the fair value hierarchy for our financial assets measured at fair value on a recurring basis as of December 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$134,686	$—	$—	$134,686
U.S. corporate commercial paper	—	115,658	—	115,658
Obligations of U.S. corporations	—	26,275	—	26,275
Obligations of U.S. government agencies	—	91,667	—	91,667

Cash equivalents and available-for-sale investments	$134,686	$233,600	$—	$368,286
Cash				10,708

Cash, Cash equivalents, and available-for-sale investments				$378,994

Level 1—Quoted prices in active markets for identical assets or liabilities.
Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Note 3—Inventory
Inventory consists of the following (in thousands):

	December 31,
	2008	2007
Raw materials	$6,964	$9,522
Work-in-process	1,743	1,749
Finished goods	612	916

Total	$9,319	$12,187

Inventory consists of raw materials, work-in-process, and finished goods for our commercial PEGylation business.
Reserves are determined using specific identification plus an estimated reserve for potential defective or excess inventory based on historical experience or projected usage. Inventories are reflected net of reserves of $5.0 million and $5.8 million as of December 31, 2008 and 2007, respectively.
Note 4—Property and Equipment
Property and equipment consist of the following (in thousands):

	December 31,
	2008	2007
Building and leasehold improvements	$62,260	$114,210
Laboratory equipment	24,549	48,425
Manufacturing equipment	8,682	18,493
Furniture, fixtures and other equipment	14,717	21,169
Construction-in-progress	6,875	18,374

Property and equipment at cost	$117,083	$220,671

Less: accumulated depreciation	(43,505)	(106,251)

Property and equipment, net	$73,578	$114,420

Building and leasehold improvements include our commercial manufacturing, clinical manufacturing, research and development and administrative facilities and the related improvements to these facilities. Laboratory and manufacturing equipment includes assets that support both our manufacturing and research and development efforts. Construction-in-progress includes assets being built to enhance our manufacturing and research and development programs. Property and equipment includes assets acquired through capital leases, please refer to Note 6 of Notes to Consolidated Financial Statements for additional information on assets acquired through capital leases. During the year ended December 31, 2008, we capitalized $1.9 million of purchased software costs, which are included in furniture, fixtures and other equipment.

Depreciation expense, including depreciation of assets acquired through capital leases, for the years ended December 31, 2008, 2007, and 2006 was $19.8 million, $25.9 million, and $26.8 million, respectively.
On December 31, 2008, we sold certain assets and obligations related to our pulmonary technology, development and manufacturing operations to Novartis Pharmaceuticals Corporation and Novartis Pharma AG (together referred to as Novartis), including property and equipment with a gross book value of $108.0 million, accumulated depreciation of $70.7 million, and a net book value of $37.3 million. Please refer to Note 11 of Notes to Consolidated Financial Statements for additional information related to the sale of certain pulmonary assets to Novartis.
In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we periodically review our Property and Equipment for recoverability whenever events or changes in circumstances indicate that the carrying value may not be recoverable. During the years ended December 31, 2008, 2007, and 2006, we recorded impairment charges on our Property and Equipment of $1.5 million for a specialized dryer in our PEGylation commercial manufacturing facility, $28.4 million for Exubera-related property and equipment, and $2.8 million for our property and equipment at Bradford, UK due to shut down of its operations, respectively. Please refer to Note 13 of Notes to Consolidated Financial Statements for additional information related to Impairment of Long-Lived Assets.
Note 5—Convertible Subordinated Notes
The outstanding balance of our convertible subordinated notes is as follows (in thousands):

	Semi-Annual	December 31,
	Interest Payment Dates	2008	2007
3.25% Notes due September 2012	March 28, September 28	$214,955	$315,000
Our convertible subordinated notes are unsecured and subordinated in right of payment to any future senior debt. Costs related to the issuance of these convertible notes are recorded in other assets in our Consolidated Balance Sheets and are generally amortized to interest expense on a straight-line basis over the contractual life of the notes. The unamortized deferred financing costs were $2.2 million and $5.1 million as of December 31, 2008 and 2007, respectively.
Gain on Extinguishment of Debt
During the fourth quarter of 2008, we repurchased $100.0 million of our 3.25% notes for $47.8 million. The recognized gain on debt extinguishment of $50.1 million is net of transaction costs of $1.0 million and accelerated amortization of deferred financing costs of $1.1 million.
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

Note 6—Capital Leases
We lease office space and office equipment under capital lease arrangements. The gross carrying value by major asset class and accumulated depreciation included in Property and equipment as of December 31, 2008 and 2007 are as follows (in thousands):

	December 31,
	2008	2007
Building and leasehold improvements	$23,962	$23,962
Furniture, fixtures and other equipment	261	591
Construction in progress	—	1,602

Total assets recorded under capital leases	$24,223	$26,155
Less: accumulated depreciation	(8,050)	(6,124)

Net assets recorded under capital leases	$16,173	$20,031

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
Office Equipment
In November 2007, we entered into a twelve-month lease with Cisco Systems Capital Corporation related to communication equipment. In October 2008, the lease term ended and we purchased the equipment for $1.
Future Minimum Lease Payments
Future minimum payments for our capital leases at December 31, 2008 are as follows (in thousands):

Years ending December 31,
2009	$4,717
2010	4,752
2011	4,907
2012	4,958
2013	5,064
2014 and thereafter	14,424

Total minimum payments required	$38,822
Less: amount representing interest	(17,190)

Present value of future payments	$21,632
Less: current portion	(1,285)

Non-current portion	$20,347

Note 7—Litigation Settlement
On June 30, 2006, we, our subsidiary Nektar AL, and a former officer, Milton Harris, entered into a settlement agreement and general release with the University of Alabama, Huntsville (UAH) related to an intellectual property dispute. Under the terms of the settlement agreement, we, Nektar AL, Mr. Harris and UAH agreed to full and complete satisfaction of all claims asserted in the litigation in exchange for $25.0 million in cash payments. We and Mr. Harris made an initial payment of $15.0 million on June 30, 2006, of which we paid $11.0 million and Mr. Harris paid $4.0 million. During the year ended December 31, 2006, we recorded a litigation settlement charge of $17.7 million, which reflects the net present value of the settlement payments using an 8% annual discount rate. In June 2007 and 2008, respectively, we paid our annual $1.0 million installment payments. As of December 31, 2008, our accrued liability related to the UAH settlement was $6.0 million, which is the net present value of our eight annual $1.0 million payments remaining.

Note 8—Commitments and Contingencies
Unconditional Purchase Obligations
As of December 31, 2008, we had approximately $17.0 million of unconditional purchase obligations for purchases of goods and services in 2009 that have not been recognized on our consolidated balance sheet. These obligations include approximately $6.5 million for research and development activities pertaining to our ongoing proprietary development of NKTR-102, NKTR-105, and NKTR-118, $3.4 million for early research activities pertaining to PEGylation and advanced polymer conjugate drug candidates, $2.7 million for capital projects to enhance our manufacturing capabilities, research and development programs, and facilities, $1.4 million for inventory purchases related to PEGylation and advanced polymer conjugate programs, and $2.0 million for partnered contract research programs.
Royalty Expense
We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense, which is reflected in cost of goods sold in our Consolidated Statements of Operations, was approximately $4.8 million, $3.9 million, and $5.5 million for the years ended December 31, 2008, 2007, and 2006, respectively. The overall maximum amount of the obligations is based upon sales of the applicable product and cannot be reasonably estimated.
Operating Leases
For the years ended December 31, 2008, 2007, and 2006, rent expense for operating leases was approximately $3.5 million, $4.3 million, and $4.1 million.
We were a party of an operating lease for our San Carlos manufacturing facility through 2012. On December 31, 2008, this operating lease was assigned to Novartis Pharmaceuticals Inc as part of the pulmonary asset sale. We have no further liabilities related to this lease.
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
Indemnifications in Connection with Commercial Agreements
As part of our collaboration agreement with our partners related to the license, development, manufacture and supply of drugs based on our proprietary technologies, we generally agree to defend, indemnify and hold harmless our partners from and against third party liabilities arising out of the agreement, including product liability (with respect to our activities) and infringement of intellectual property to the extent the intellectual property is developed by us and licensed to our partners. The term of these indemnification obligations is generally perpetual any time after execution of the agreement. There is generally no limitation on the potential amount of future payments we could be required to make under these indemnification obligations.
As part of our pulmonary asset sale to Novartis that closed on December 31, 2008, we and Novartis made representations and warranties and entered into certain covenants and ancillary agreements which are supported by an indemnity obligation. In the event it were determined that we breached any of the representations and warranties or covenants and agreements made by us in the transaction documents, we could incur an indemnification liability depending on the timing, nature, and amount of any such claims.

To date we have not incurred costs to defend lawsuits or settle claims related to these indemnification obligations. If any of our indemnification obligations is triggered, we may incur substantial liabilities. Because the obligated amount under these agreements is not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. No liabilities have been recorded for these obligations on our Consolidated Balance Sheets as of December 31, 2008 or 2007.
Indemnification of Underwriters and Initial purchasers of our Securities
In connection with our sale of equity and convertible debt securities, we have agreed to defend, indemnify and hold harmless our underwriters or initial purchasers, as applicable, as well as certain related parties from and against certain liabilities, including liabilities under the Securities Act of 1933, as amended. The term of these indemnification obligations is generally perpetual. There is no limitation on the potential amount of future payments we could be required to make under these indemnification obligations. We have never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. If any of our indemnification obligations are triggered, however, we may incur substantial liabilities. Because the obligated amount of this agreement is not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations in our Consolidated Balance Sheets as of December 31, 2008 or 2007.
Director and Officer Indemnifications
As permitted under Delaware law, and as set forth in our Certificate of Incorporation and our Bylaws, we indemnify our directors, executive officers, other officers, employees, and other agents for certain events or occurrences that arose while in such capacity. The maximum potential amount of future payments we could be required to make under this indemnification is unlimited; however, we have insurance policies that may limit our exposure and may enable us to recover a portion of any future amounts paid. Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits and other policy provisions, we believe any obligations under this indemnification are not material, other than an initial $500,000 per incident for securities related claims and $250,000 per incident for non-securities related claims retention deductible per our insurance policy. However, no assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case we may incur substantial liabilities as a result of these indemnification obligations. Because the obligated amount of this agreement is not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations in our Consolidated Balance Sheets as of December 31, 2008 or 2007.
Note 9—Stockholders’ Equity
Preferred Stock
We have authorized 10,000,000 shares of Preferred Stock, each share having a par value of $0.0001. Of these shares, 3,100,000 shares are designated Series A Junior Participating Preferred Stock (Series A Preferred Stock). The remaining shares are undesignated. We have no preferred shares issued and outstanding as of December 31, 2008 or 2007.
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

Reserved Shares
At December 31, 2008, we have reserved shares of common stock for issuance as follows (in thousands):

As of December 31, 2008
Convertible subordinated notes	9,989
Option Plans	28,922
ESPP	161
401(k) retirement plans	220

Total	39,292

Stock Option Plans
The following table summarizes information with respect to shares of our common stock that may be issued under our existing equity compensation plans as of December 31, 2008 (share number in thousands):

			Number of securities remaining
			available for issuance under
	Number of securities to be	Weighted-average	equity compensation plans
	issued upon exercise of	exercise price of	(excluding securities reflected
	outstanding options	outstanding options	in column(a))
Plan Category	(a) (1)	(b)	(c)
Equity compensation plans approved by security holders (2)	7,833	$12.53	12,443
Equity compensation plans not approved by security holders	5,948	$11.66	2,827

Total	13,781	$12.16	15,270

(1)	Does not include options 31,738 shares we assumed in connection with the acquisition of Shearwater Corporation (with a weighted-average exercise price of $0.03 per share).

(2)	Includes shares of common stock available for future issuance under our ESPP as of December 31, 2008.
2008 Equity Incentive Plan
Our 2008 Equity Incentive Plan (2008 Plan) was adopted by the Board of Directors on March 20, 2008 and was approved by our stockholders on June 6, 2008. The purpose of the 2008 Equity Incentive Plan is to attract and retain qualified personnel, to provide additional incentives to our employees, officers, consultants and employee directors and to promote the success of our business. Pursuant to the 2008 Plan, we may grant or issue incentive stock options to employees and officers and non-qualified stock options, rights to acquire restricted stock, restricted stock units, and stock bonuses to consultants, employees, officers and non-employee directors.
The maximum number of shares of our common stock that may be issued or transferred pursuant to awards under the 2008 Plan is 9,000,000 shares. Shares issued in respect of any stock bonus or restricted stock award granted under the 2008 Plan will be counted against the plan’s share limit as 1.5 shares for every one share actually issued in connection with the award. The 2008 Plan will terminate on March 20, 2018, unless earlier terminated by the Board.
The maximum term of a stock option under the 2008 Equity Incentive Plan is eight years, but if the optionee at the time of grant has voting power of more than 10% of our outstanding capital stock, the maximum term of an incentive stock option is five years. The exercise price of stock options granted under the 2008 Plan must be at least equal to 100% (or 110% with respect to holders of more than 10% of the voting power of our outstanding capital stock) of the fair market value of the stock subject to the option as determined by the closing price of our common stock on the Nasdaq Global Market on the date of grant.

To the extent that shares are delivered pursuant to the exercise of a stock option, the number of underlying shares as to which the exercise related shall be counted against the applicable share limits of the 2008 Plan, as opposed to only counting the shares actually issued. Shares that are subject to or underlie awards which expire or for any reason are cancelled or terminated, are forfeited, fail to vest or for any other reason are not paid or delivered under the 2008 Plan will again be available for subsequent awards under the 2008 Plan.
2000 Equity Incentive Plan
On April 19, 2000 the Board of Directors adopted our 2000 Equity Incentive Plan (2000 Plan) by amending and restating our 1994 Equity Incentive Plan. The purpose of the 2000 Equity Incentive Plan is to attract and retain qualified personnel, to provide additional incentives to our employees, officers, consultants and employee directors and to promote the success of our business. Pursuant to the 2000 Plan, we may grant or issue incentive stock options to employees and officers and non-qualified stock options, rights to acquire restricted stock, restricted stock units, and stock bonuses to consultants, employees, officers and non-employee directors.
The maximum term of a stock option under the 2000 Plan is eight years, but if the optionee at the time of grant has voting power of more than 10% of our outstanding capital stock, the maximum term of an incentive stock option is five years. The exercise price of incentive stock options granted under the 2000 Equity Incentive Plan must be at least equal to 100% (or 110% with respect to holders of more than 10% of the voting power of our outstanding capital stock) of the fair market value of the stock subject to the option as determined by the closing price of our common stock on the Nasdaq Global Market on the date of grant.
The Board may amend the 2000 Plan at any time, although certain amendments would require stockholder approval. The 2000 Plan will terminate on February 9, 2010, unless earlier terminated by the Board. On June 1, 2006, our stockholders approved an amendment to the 2000 Plan to increase the number of shares of Common Stock authorized for issuance under the Purchase Plan to a total of 18,250,000 shares.
2000 Non-Officer Equity Incentive Plan
Our 1998 Non-Officer Equity Incentive Plan was adopted by the Board of Directors on August 18, 1998, and was amended and restated in its entirety and renamed the 2000 Non-officer Equity Incentive Plan on June 6, 2000 ( 2000 Non-Officer Plan). The purpose of the 2000 Non-Officer Plan is to attract and retain qualified personnel, to provide additional incentives to employees and consultants and to promote the success of our business. Pursuant to the 2000 Non-Officer Plan, we may grant or issue non-qualified stock options, rights to acquire restricted stock and stock bonuses to employees and consultants who are neither Officers nor Directors of Nektar. The maximum term of a stock option under the 2000 Non-Officer Plan is eight years. The exercise price of stock options granted under the 2000 Non-Officer Plan are determined by the Board of Directors by reference to closing price of our common stock on the Nasdaq Global Market.
Non-Employee Directors’ Stock Option Plan
On February 10, 1994, our Board of Directors adopted the Non-Employee Directors’ Stock Option Plan under which options to purchase up to 400,000 shares of our Common Stock at the then fair market value may be granted to our non-employee directors. There are no remaining options available for grant under this plan as of December 31, 2008.
Restricted Stock Units
During the years ended December 31, 2008, 2007 and 2006, we issued Restricted Stock Unit awards (RSU awards) to certain officers, non-employees, directors, employees and consultants. RSU awards are similar to restricted stock in that they are issued for no consideration; however, the holder generally is not entitled to the underlying shares of common stock until the RSU award vests. Also, because the RSU awards are issued for $0.01, the grant-date fair value of the award is equal to the intrinsic value of our common stock on the date of grant. The RSU awards were issued under both the 2000 Plan and the 2000 Non-Officer Plan and are settled by delivery of shares of our common stock on or shortly after the date the awards vest.
We issued approximately 48,000, 345,000 and 1,089,000 RSU awards during the years ended December 31, 2008, 2007 and 2006. The RSU awards issued in 2008 and 2007 are service based awards and vest based on the passage of time. Approximately 1,010,000 of the RSU awards issued in 2006 vest upon the achievement of three performance-based milestones. During the year ended December 31, 2007, one of the performance based milestones was achieved and 174,035 shares vested and were released. Beginning with shares granted in the year ended December 31, 2005, each RSU award depletes the pool of options available for grant under our equity incentive plans by a ratio of 1:1.5.

Employee Stock Purchase Plan
In February 1994, our Board of Directors adopted the Employee Stock Purchase Plan (ESPP), pursuant to section 423(b) of the Internal Revenue Code of 1986. Under the ESPP, 800,000 shares of common stock have been authorized for issuance. The terms of the ESPP provide eligible employees with the opportunity to acquire an ownership interest in Nektar through participation in a program of periodic payroll deductions for the purchase of our common stock. Employees may elect to enroll or re-enroll in the plan on a semi-annual basis. Stock is purchased at 85% of the lower of the closing price on the first day of the enrollment period or the last day of the enrollment period.
401(k) Retirement Plan
We sponsored a 401(k) retirement plan whereby eligible employees may elect to contribute up to the lesser of 60% of their annual compensation or the statutorily prescribed annual limit allowable under Internal Revenue Service regulations. The 401(k) plan permits us to make matching contributions on behalf of all participants.
An amendment was made to the current 401(k) plan, effective January 1, 2008, to provide each eligible participant with a base employer matching cash contribution of $1,000 and up to an additional $2,000 in matching cash contributions (for a maximum aggregate of $3,000). The base annual employer matching contribution of $1,000 accrues to the participant for participating at any level in the 401(k) plan during the calendar year. The additional matching contribution accrues to the participant on a $1 for $1 basis based upon each participant’s annual contribution to the 401(k) plan. In order for a participant to be eligible for any amount of the employer contribution match, the participant must be an employee at the end of the calendar year. If the participant commences employment during the calendar year, the base matching contribution will be pro-rated based on the number of calendar quarters the participant is employed during the year. Both the base and additional employer matching contribution are 100% vested on the date of the match.
In 2007 and 2006, we matched the lesser of 75% of year to date participant contributions or 3% of eligible wages. The matching contribution is in the form of shares of our common stock Vesting of the employer match, plus actual earnings thereon, is based on years of service. Participants vest 33% in employer matching contributions each year with 100% vesting after three years of service.
We issued approximately 161,000 shares and 103,000 shares of our common stock valued at approximately $1.6 million and $1.8 million in connection with the employer matching common stock contributions in 2007 and 2006 respectively. During part of 2007, shares reserved for issuance related to matching contributions that had been previously been approved by our Board of Directors became fully depleted. During the year ended December 31, 2007, our Board of Directors approved an additional 300,000 shares to be reserved for issuance related to matching contributions.
Change in Control Severance Plan
On December 6, 2006, the Board of Directors approved a Change of Control Severance Benefit Plan (CIC Plan) and on February 14, 2007 and October 21, 2008, the Board of Directors amended and restated the CIC Plan. The CIC Plan is designed to make certain benefits available to eligible employees of the Company in the event of a change of control of the Company and, following such change of control, an employee’s employment with the Company or successor company is terminated in certain specified circumstances. We adopted the CIC Plan to support the continuity of the business in the context of a change of control transaction. The CIC Plan was not adopted in contemplation of any specific change of control transaction. A brief description of the material terms and conditions of the CIC Plan is provided below.
Under the CIC Plan, in the event of a change of control of the Company and a subsequent termination of employment initiated by the Company or a successor company other than for Cause or initiated by the employee for a Good Reason Resignation (as hereinafter defined) in each case within twelve months following a change of control transaction, (i) the Chief Executive Officer would be entitled to receive cash severance pay equal to 24 months base salary plus annual target incentive pay, the extension of employee benefits over this severance period and the full acceleration of unvested outstanding equity awards, and (ii) the Senior Vice Presidents and Vice Presidents (including Principal Fellows) would each be entitled to receive cash severance pay equal to twelve months base salary plus annual target incentive pay, the extension of employee benefits over this severance period and the full acceleration of unvested outstanding equity awards. In the event of a change of control of the Company and a subsequent termination of employment initiated by the Company or a successor company other than for Cause (as hereinafter defined) within twelve months following a change of control transaction, all other employees would each be entitled to receive cash severance pay equal to 6 months base salary plus annual target incentive pay, the extension of employee benefits over this severance period and the full acceleration of each such employee’s unvested outstanding equity awards.

On December 6, 2006, the Board of Directors approved an amendment to all outstanding stock awards held by non-employee directors to provide for full acceleration of vesting in the event of a change of control transaction.
Note 10—Collaborative Agreements
We have entered into various license and collaborative research and development agreements with pharmaceutical and biotechnology companies. Under these arrangements, we are entitled to receive license fees, up-front payments, milestone payments when and if certain development or regulatory milestones are achieved, and/or reimbursement for research and development activities. All of our research and development agreements are generally cancelable by our partners without significant financial penalty to the partner. Revenues generated from our collaboration agreements are recorded as Collaboration and other revenue and our costs of performing these services are included in Research and development expense.
In accordance with these agreements, we recorded Collaboration and other revenue as follows (in thousands):

		Years ended December 31,
Partner	Agreement	2008	2007	2006
Novartis Vaccines and Diagnostics, Inc.	Tobramycin inhalation powder (TIP)	$13,723	$17,036	$8,516
Bayer Schering Pharma AG	Cipro Inhale	11,653	8,116	4,884
Bayer Healthcare LLC	BAY41-6651 (NKTR-061, Amikacin Inhale)	10,054	1,306	—
Pfizer Inc.	Exubera® inhalation powder	—	49,490	33,674
	Next-generation inhaled insulin (NGI)
Other		13,500	16,324	17,088

Collaboration and other revenue		$48,930	$92,272	$64,162

Novartis Vaccines and Diagnostics, Inc.
Tobramycin inhalation powder (TIP)
We were party to a collaborative research, development and commercialization agreement with Novartis Vaccines and Diagnostics, Inc. related to the development of Tobramycin inhalation powder (TIP) for the treatment of lung infections caused by the bacterium Pseudomonas aeruginosa in cystic fibrosis patients. We were reimbursed for the cost of work performed on a revenue per annual full-time equivalent (FTE) basis, plus out of pocket third party costs. Revenue recognized approximates the cost associated with these billable services. We recognized $13.2 million, $17.0 million, and $8.5 million in reimbursed research and development revenue during the years ended December 31, 2008, 2007, and 2006.
Our collaborative research, development and commercialization agreement with Novartis Vaccines and Diagnostics, Inc. for related to TIP was terminated on December 31, 2008. As part of the termination, we relinquished its rights to future research and development funding and milestone payments, as well as to any future royalty payments or manufacturing revenue.
Bayer Schering Pharma AG
Cipro Inhale
We were party to a collaborative research, development and commercialization agreement with Bayer Schering Pharma AG related to the development of an inhaled powder formulation of Cipro Inhale for the treatment of chronic lung infections caused by Pseudomonas aeruginosa in cystic fibrosis patients. We were reimbursed for the cost of work performed on a revenue per annual FTE basis, plus out of pocket third party costs. Revenue recognized approximates the cost associated with these billable services. We recognized $10.3 million, $7.7 million, and $4.8 million in reimbursed research and development revenue during the years ended December 31, 2008, 2007, and 2006.
As of December 31, 2008, we assigned the collaborative research, development and commercialization agreement to Novartis Pharma AG. Pursuant to the terms of the Asset Purchase Agreement with Novartis, we maintain the right to receive potential royalties in the future based on net product sales if Cipro Inhale receives regulatory approval and is successfully commercialized. See Note 11 to Notes to Consolidated Financial Statements for further information on the pulmonary asset sale to Novartis.

Bayer Healthcare LLC
BAY41-6651 (NKTR-061, Amikacin Inhale)
On August 1, 2007, we entered into a co-development, license and co-promotion agreement with Bayer Healthcare LLC to develop a specially-formulated inhaled Amikacin (BAY41-6651). We are responsible for any future development of the nebulizer device included in the Amikacin product through the completion of Phase 3 clinical trials and scale-up for commercialization. Bayer Healthcare LLC is responsible for most future clinical development and commercialization costs, all activities to support worldwide regulatory filings, approvals and related activities, further development of BAY41-6651 and final product packaging. We received an up-front payment of $40.0 million in 2007 and performance milestone payments of $20.0 million, of which we have recognized $10.1 million and $1.3 million during the years ended December 31, 2008 and 2007, respectively. We are entitled to development milestones and sales milestones upon achievement of certain annual sales targets and royalties based on annual worldwide net sales of BAY 41-6651.
Pfizer Inc.
Exubera ® inhalation powder and Next-generation inhaled insulin (NGI)
We were a party to collaboration agreements with Pfizer related to the development of Exubera and the next-generation inhaled insulin that terminated on November 9, 2007. Under the terms of the collaboration agreements, we received contract research and development revenue as well as milestone and up-front fees related to the Exubera bulk powder insulin manufacturing, Exubera inhaler device manufacturing through our contract manufacturers, and development related to NGI. We were reimbursed for the cost of work performed on a revenue per annual FTE basis, plus out of pocket third party costs. Revenue recognized approximates the cost associated with these billable services. We recognized nil, $18.5 million, and $22.7 million, respectively, in reimbursed research and development revenue during the years ended December 31, 2008, 2007, and 2006. Please refer to Note 12 of Notes to Consolidated Financial Statements for further information on the termination of our collaborative agreements with Pfizer Inc.
Note 11 —Novartis Pulmonary Asset Sale
On December 31, 2008, we completed the sale of certain assets related to our pulmonary business, associated technology and intellectual property to Novartis Pharma AG and Novartis Pharmaceuticals Corporation (together referred to as Novartis) for a purchase price of $115.0 million in cash (the Novartis Pulmonary Asset Sale). Pursuant to the asset purchase agreement entered between Novartis and us, we transferred to Novartis certain assets and obligations related to our pulmonary technology, development and manufacturing operations including:
•	dry powder and liquid pulmonary technology platform including but not limited to our pulmonary inhalation devices, formulation technology, manufacturing technology and related intellectual property;
•	manufacturing and associated development services payments for the Cipro Inhale program;

•	manufacturing and royalty rights to the TIP program;

•	capital equipment, information systems and facility lease obligations for our pulmonary development and manufacturing facility in San Carlos, California;

•	certain other interests that we had in two private companies, Pearl Therapeutics Inc. and Stamford Devices Limited; and

•	approximately 140 of our personnel primarily dedicated to our pulmonary technology, development programs, and manufacturing operations, whom Novartis hired immediately following the closing of the transaction.
We have retained all of our rights to BAY41-6651 partnered with Bayer Healthcare LLC, certain royalty rights on commercial sales of Cipro Inhale by Bayer Schering Pharma AG, all rights to the ongoing development program for NKTR-063 and certain intellectual property rights specific to inhaled insulin.

Gain on sale of pulmonary assets
On December 31, 2008, we recognized a Gain on sale of pulmonary assets for certain assets sold to Novartis, which is comprised of the following (in thousands):

Year ended December 31, 2008
Proceeds from sale of certain pulmonary assets	$115,000
Transaction costs	(4,609)
Net book value of property and equipment sold	(37,291)
Equity investment in Pearl Therapeutics, net	(2,658)
Goodwill related to pulmonary assets sold	(1,930)
Other, net	1,060

Gain on sale of pulmonary assets	$69,572

Additional Costs
In addition to the transaction costs recorded as part of the Gain on sale of pulmonary assets, we expect to incur approximately $3.7 million to $4.2 million of additional costs in connection with the Novartis Pulmonary Asset Sale, comprised of $1.9 million of one-time employee termination costs, $1.0 million to $1.5 million to relocate our IT server room, and $0.8 million in other costs. Under our Transition Service Agreement with Novartis, we have until December 31, 2009 to relocate our server room. During 2008, we have recognized approximately $2.7 million of additional costs incurred in our Statement of operations within Research and development expenses, of which we paid $1.8 million.
Note 12 —Termination of Pfizer Agreements and Inhaled Insulin Program
On November 9, 2007, we entered into a termination agreement and mutual release of our collaborative development and license agreements agreement with Pfizer and all other related agreements (Pfizer agreements). Under the termination agreement, we received a one-time payment of $135.0 million in November 2007 from Pfizer in satisfaction of all outstanding contractual obligations under our existing agreements relating to Exubera and NGI. Contractual obligations included unbilled product sales and contract research revenue through November 9, 2007, outstanding accounts receivable as of November 9, 2007, unrecovered capital costs at November 9, 2007, and contract termination costs.
On February 12, 2008, we entered into a Termination and 2008 Continuation Agreement (TCA) with Tech Group pursuant to which the manufacturing and supply agreement for the Exubera inhaler device (Exubera Inhaler MSA) was terminated in its entirety and we agreed to pay Tech Group $13.8 million in termination costs and $4.8 million in satisfaction of outstanding accounts payable. As part of the TCA, we agreed to compensate Tech Group to retain a limited number of core Exubera inhaler manufacturing personnel and its dedicated Exubera inhaler manufacturing facility for a limited period in 2008. We also entered into a letter agreement with Pfizer to retain a limited number of Exubera manufacturing personnel at Pfizer’s Terre Haute, Indiana manufacturing facility during March and April 2008.
On February 14, 2008, we entered into a Termination and Mutual Release Agreement with Bespak pursuant to which the Exubera Inhaler MSA was terminated in its entirety and we agreed to pay Bespak £11.0 million, or approximately $21.6 million, including $3.0 million in satisfaction of outstanding accounts payable and $18.6 million in termination costs and expenses that were due and payable under the termination provisions of the Exubera Inhaler MSA, which included reimbursement of inventory, inventory purchase commitments, unamortized depreciation on property and equipment, severance costs and operating lease commitments.
On April 9, 2008, we announced that we had ceased all negotiations with potential partners for Exubera and NGI as a result of new data analysis from ongoing clinical trials conducted by Pfizer which indicated an increase in the number of new cases of lung cancer in Exubera patients who were former smokers as compared to patients in the control group who were former smokers. Following the termination of our inhaled insulin programs on April 9, 2008, we terminated our continuation agreements with Tech Group and Pfizer.

Gain on Termination of Collaborative Agreements, Net
During the year ended December 31, 2007, we recognized a Gain on termination of collaborative agreements, net which is comprised of the following (in thousands):

Year ended December 31, 2007
Pfizer termination settlement payment received	$135,000
Exubera Inhaler Manufacturing and Supply Agreement Termination
Tech Group	(13,765)
Bespak	(18,598)

102,637
Settlement of assets and liabilities related to Pfizer	(23,459)

Gain on termination of collaborative agreements, net	$79,178

Idle Exubera Manufacturing Capacity Costs
Idle Exubera manufacturing capacity costs, which is disclosed as a component of Other cost of revenue, include costs payable to Pfizer and Tech Group under our continuation agreements and internal salaries, benefits and stock-based compensation related to Exubera commercial manufacturing employees, overhead at our San Carlos manufacturing facility, including rent, utilities and maintenance and depreciation of property and equipment. We incurred these costs from the termination of the Pfizer Agreements on November 9, 2007 through the termination of our inhaled insulin programs in April 2008. For the years ended December 31, 2008 and 2007, we recognized Cost of idle Exubera manufacturing capacity of $6.8 million and $6.3 million, respectively.
Accrued Expenses to Contract Manufacturers
As of December 31, 2007, we recorded $40.4 million of accrued expenses to Bespak and Tech Group for outstanding accounts payable and termination costs and expenses that were due and payable under the termination provisions of the Exubera Inhaler MSA. This liability was repaid in its entirety in 2008. As of December 31, 2008, we have no further liabilities related to the Pfizer Agreements.
Note 13—Impairment of Long Lived Assets
During the years ended December 31, 2008, 2007, and 2006, we recorded the following charges in the Impairment of long lived assets line item of our Consolidated Statements of Operations (in thousands):

	Years ended December 31,
	2008	2007	2006
Property and Equipment
PEGylation manufacturing equipment	$1,458	$—	$—
Exubera-related	—	28,396	—
Bradford, UK	—	—	1,156
Construction in progress	—	—	2,757
Aerogen core-technology intangible assets	—	—	5,497

Impairment of long lived assets	$1,458	$28,396	$9,410

PEGylation manufacturing equipment
As of December 31, 2008, we determined that a specialized dryer used in our PEGylation manufacturing facility was not functioning properly and is not being used in operations currently. We performed an impairment analysis and determined the carrying value exceeded the fair value based on a discounted cash flow model. As a result, we recorded an impairment loss for the net book value of the equipment of $1.5 million.
Exubera-related property and equipment
On November 9, 2007, we entered into a termination agreement and mutual release with Pfizer related to Exubera and NGI. As a result, we performed an impairment analysis of the property and equipment that support Exubera commercial operations and NGI (Exubera-related assets), including machinery and equipment at our contract manufacturer locations and machinery, equipment, and leasehold improvements in San Carlos and determined the fair value based on a discounted cash flow model. As of December 31, 2007, we concluded that the carrying value exceeded the estimated future cash flow and recorded an impairment charge of $28.4 million for the Exubera-related assets. See Note 12 for further discussion of the termination of the inhaled insulin programs.
Bradford UK property and equipment
In June 2006, we involuntarily terminated the majority of the personnel located at our Bradford, UK site, commenced with plans to wind-down the location and its related operations, and reassessed the useful life of the remaining laboratory and office equipment. We determined that these assets could not be redeployed and had no future or alternative use. Due to our revised estimate of the useful life of these assets, we accelerated approximately $1.2 million of remaining depreciation in the year ended December 31, 2006.
Construction in progress
In December 2006, we determined that one of our construction-in-progress assets would no longer be completed based on the contract renegotiation with one of our collaboration partners and we recorded an impairment loss for the costs incurred to date of $2.8 million.
Aerogen core-technology intangible assets
As part of the October 2005 acquisition of Aerogen, Inc., we also acquired $7.2 million in core technology intangible assets. In late December 2006, we entered into a non-binding letter of intent to sell our general purpose nebulizer device business to the former management of Aerogen Ireland, a wholly-owned subsidiary of Aerogen, Inc. During the year ended December 31, 2006, we determined that the non-binding letter of intent to sell the general purpose nebulizer device business, the anticipated proceeds of such potential sale, and the historical losses of the general purposes nebulizer device business were indicators that this intangible asset did not have future value and, as a result, we recorded a $5.5 million impairment charge.
Note 14—Workforce Reduction Plans
In an effort to reduce ongoing operating costs and improve our organizational structure, efficiency and productivity, we executed workforce reduction plans in May 2007 (2007 Plan) and February 2008 (2008 Plan) designed to streamline the company, consolidate corporate functions, and strengthen decision-making and execution within our business units.
The 2007 Plan reduced our workforce by approximately 180 full-time employees, or approximately 25 percent of our regular full-time employees. The 2008 Plan reduced our workforce by approximately 110 employees, or approximately 20 percent of our regular full-time employees. The 2007 Plan and the 2008 Plan cost approximately $8.4 million and $5.0 million, respectively, comprised of cash payments for severance, medical insurance, and outplacement services. Both plans were substantially complete at December 31, 2008.
For the years ended December 31, 2008 and 2007, workforce reduction charges were recorded in our Consolidated Financial Statements as follows (in thousands):

	Years ended December 31,
	2008	2007
Cost of goods sold, net of inventory change	$148	$974
Other cost of revenue	1,221	—
Research and development expense	3,087	5,791
General and administrative expense	517	1,617

Total workforce reduction charges	$4,973	$8,382

The following table summarizes the liabilities associated with the 2007 Plan and the 2008 Plan included in Accrued compensation in our Consolidated Balance Sheets as of December 31, 2008 and December 31, 2007, and the activity during the year ended December 31, 2008 (in thousands):

	2007 Plan	2008 Plan	Total
Balance at December 31, 2007	$580	$—	$580
Charges	—	4,973	4,973
Payments	(580)	(4,868)	(5,448)

Balance at December 31, 2008	$—	$105	$105

Note 15—Stock-Based Compensation
We issue stock-based awards from three equity incentive plans, which are more fully described in Note 9 Stockholder’s Equity. Stock-based compensation cost is recorded in the following line items of our Consolidated Financial Statements:

	Years ended December 31,
	2008	2007	2006
Cost of goods sold, net of change in inventory	$269	$1,003	$1,614
Research and development	4,642	6,275	9,692
General and administrative	4,960	5,915	17,837

Total compensation cost for share-based arrangements	$9,871	$13,193	$29,143

For the years ended December 31, 2008, 2007, and 2006, we recorded approximately $2.2 million, $0.5 million, and $11.8 million, respectively, of stock-based compensation expense related to modifications of certain stock grants in connection with employment separation agreements. Generally, the modifications extended the option holder’s exercise period beyond the 90 day period after termination and accelerated a portion of the option holder’s unvested grants. Stock-based compensation charges are non-cash charges and as such have no impact on our financial position or reported cash flows.
Aggregate Unrecognized Stock-based Compensation Expense
As of December 31, 2008, total unrecognized compensation expense related to unvested stock-based compensation arrangements under the Options Plans is expected to be recognized over a weighted-average period of 1.98 years as follows (in thousands):

As of
December 31,
Fiscal Year	2008
2009	$8,080
2010	6,845
2011	5,662
2012 and thereafter	966

$21,553

Black-Scholes Assumptions
The following tables list the Black-Scholes assumptions used to calculate the fair value of employee stock options and ESPP purchases.

	Year ended December 31, 2008		Year ended December 31, 2007		Year ended December 31, 2006
	Employee		Employee		Employee
	Stock Options	ESPP	Stock Options	ESPP	Stock Options	ESPP
Average risk-free interest rate	2.5%	2.00%	4.2%	4.8%	4.8%	5.2%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Volatility factor	51.58%	72.34%	53.3%	38.4%	63.1%	33.3%
Weighted average expected life	4.97 years	0.5 years	5.09 years	0.5 years	5.20 years	0.5 years

Generally the stock-based grants have expected terms ranging from 30 months to 61 months. For the period ended December 31, 2008, the annual forfeiture rate for directors, employee options, and employee RSU awards was estimated to be 0%, 11%, and 25% respectively. For the twelve months ended December 31, 2007 and 2006, the annual forfeiture rate for executives and staff was estimated to be 4.7% and 7.4%, respectively, based on our qualitative and quantitative analysis of our historical forfeitures.
The grant date fair value of RSU awards is always equal to the intrinsic value of the award on the date of grant since the awards were issued for no consideration. The weighted average life of the 2008, 2007, and 2006 RSU awards is estimated to be 0.8 years, 1.2 years, and 3.0 years, respectively.
Summary of Stock Option Activity
The table below presents a summary of stock option activity under the 2000 Equity Incentive Plan, the Non-Employee Directors’ Stock Option Plan, and the 2000 Non-Officer Equity Incentive Plan (in thousands, except for price per share information):

			Weighted-	Weighted-
			Average	Average
	Options Outstanding		Exercise	Remaining	Aggregate
	Number of	Exercise Price	Price	Contractual	Intrinsic
	Shares	Per Share	Per Share	Life (in years)	Value (1)
Balance at December 31, 2005	13,253	$0.01–61.63	$17.85	5.38	$37,678
Options granted	1,115	14.36–21.51	17.88
Options exercised	(2,160)	0.05–20.41	9.51		$18,651
Options forfeited & canceled	(1,501)	4.62–52.16	21.86

Balance at December 31, 2006	10,707	$0.01–61.63	$18.97	4.78	$15,348
Options granted	5,257	5.98–15.24	9.87
Options exercised	(429)	0.01–14.25	6.80		$1,770
Options forfeited & canceled	(3,323)	4.50–55.19	18.47

Balance at December 31, 2007	12,212	$0.01–61.63	$15.62	5.20	$643
Options granted	6,180	2.83–7.13	6.02
Options exercised	(39)	0.03–7.33	5.72		$42
Options forfeited & canceled	(4,802)	0.01–61.63	12.93

Balance at December 31, 2008	13,551	$0.01–60.88	$12.13	4.84	$2,032

Exercisable at December 31, 2008	7,144		$16.57	2.89	$276
Exercisable at December 31, 2007	7,023		$19.15	3.64	$584
Exercisable at December 31, 2006	8,185		$19.88	4.09	$12,229

(1)	Aggregate Intrinsic Value represents the difference between the exercise price of the option and the closing market price of our common stock on the exercise date or December 31, as applicable.
The weighted-average grant-date fair value of options granted during the years ended December 31, 2008, 2007, and 2006 was $2.79, $5.11, and $10.54, respectively. The estimated fair value of options that vested during the years ended December 31, 2008, 2007, and 2006 was $9.8 million, $8.7 million, and $12.0 million, respectively.
The following table provides information regarding our outstanding stock options as of December 31, 2008 (in thousands except for price per share information and contractual life):

	Options Outstanding			Options Exercisable
Range of		Weighted-Average	Weighted-Average		Weighted-Average
Exercise		Exercise Price Per	Remaining Contractual		Exercise Price Per
Prices	Number of Shares	Share	Life (in years)	Number of Shares	Share
$0.01 – $4.83	1,505	$4.34	7.40	38	$0.20
$4.90 – $6.46	1,376	$5.99	6.24	521	$5.97
$6.50 – $6.65	2,590	$6.65	5.99	499	$6.65
$6.66 – $7.58	1,463	$7.01	5.99	568	$7.04
$7.63 – $11.86	1,423	$9.86	4.64	970	$9.88
$12.30 – $14.52	1,626	$13.97	3.74	1,162	$13.90
$14.53 – $19.29	1,373	$17.55	3.47	1,216	$17.62
$19.40 – $27.88	1,864	$26.16	1.99	1,839	$26.24
$27.96 – $60.88	331	$37.91	1.12	331	$37.91

	13,551	$12.13	4.84	7,144	$16.57

Summary of RSU Award Activity
During 2008, we issued 47,900 RSU awards, respectively to certain officers on a time-based vesting schedule. Expense for these awards is recognized ratably over the underlying time-based vesting period and will settle by delivery of shares of our common stock on or shortly after the date the awards vest. The RSU awards become fully vested over a period of 12 months. We are expensing the grant date fair value of the awards ratably over the service period.
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
One of the three milestones was achieved during the three-month period ended June 30, 2007 and approximately 174,000 shares were vested and released. During 2007, we determined that the second milestone would not be met. As a result, we reversed all previously recorded compensation expense related to this performance milestone, approximately $2.8 million, in the third quarter of 2007. Based on our current drug candidate development efforts, we currently estimate that the achievement of the third performance milestone is probable by the third quarter in 2011. If our actual experience in future periods differs from these current estimates, we may change our determination of the probability of achieving the performance milestone or the estimate of the period in which the milestone will be achieved.
A summary of RSU award activity is as follows (in thousands):

		Weighted-Average
		Remaining	Weighted-Average	Aggregate
		contractual Life	Grant-Date	Intrinsic
	Units Issued	(in years)	Fair value(1)	Value
Balance at December 31, 2005	284	1.14		$4,676
Granted	1,088		$19.55
Released	(178)			$3,184
Forfeited & Canceled	(110)

Balance at December 31, 2006	1,084	1.52		$16,479
Granted	345		$11.01
Released	(334)			$3,808
Forfeited & Canceled	(360)

Balance at December 31, 2007	735	2.03		$4,925
Granted	48		$5.26
Released	(107)			$487
Forfeited & Canceled	(411)

Balance at December 31, 2008	265	2.48		$1,472

(1)	Fair value represents the difference between the exercise price of the award and the closing market price of our common stock on the release date or the year ended December 31, 2008 as applicable.

Note 16—Income Taxes
For financial reporting purposes, “Loss before provision for income taxes,” includes the following components (in thousands):

	Years ended December 31,
	2008	2007	2006
Domestic	$(69,350)	$(30,143)	$(147,059)
Foreign	34,208	(1,309)	(6,874)

Total	$(35,142)	$(31,452)	$(153,933)

As of December 31, 2008, we had a net operating loss carryforward for federal income tax purposes of approximately $720.6 million, portions of which will begin to expire in 2009. We had a total state net operating loss carryforward of approximately $423.1 million, which will begin to expire in 2010. Due to the discontinuation of our Bradford, UK operations, we no longer have a foreign net operating loss carryforward available as of December 31, 2008.
Utilization of the federal and state net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.
The provision (benefit) for income taxes consists of the following (in thousands):

	Years ended December 31,
	2008	2007	2006
Current:
Federal	$(970)	$194	$—
State	(69)	782	6
Foreign	519	333	—

Total Current	(520)	1,309	6

Deferred:
Federal	—	—	—
State	—	—	822
Foreign	(286)	—	—

Total Deferred	(286)	—	822

Provision (Benefit) for income taxes	$(806)	$1,309	$828

Income tax provision (benefit) related to continuing operations differs from the amounts computed by applying the statutory income tax rate of 35% to pretax loss as follows (in thousands):

	Years ended December 31,
	2008	2007	2006
U.S. federal provision (benefit)
At statutory rate	$(12,300)	$(10,998)	$(52,337)
State taxes	(69)	782	6
Change in valuation allowance	29,768	27,829	50,385
Foreign tax differential	(11,754)	—	—
Foreign subsidiary investment	(4,777)	—	—
Unrecognized tax credits	(2,366)	(13,109)	—
Capital lease true-up	(1,431)	—	—
Expiring tax attributes	1,508	—	—
Non-deductible employee compensation	14	210	2,138
Sale of Irish subsidiary	—	(3,604)	—
Investment impairment and non-deductible amortization	—	—	636
Other	601	199	—

Total	$(806)	$1,309	$828

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets for federal and state income taxes are as follows (in thousands):

	December 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$289,631	$254,419
Research and other credits	50,350	47,274
Capitalized research expenses	4,563	6,670
Deferred revenue	28,659	11,050
Depreciation	—	7,423
Reserve and accruals	9,629	24,495
Stock based compensation	20,315	16,375
Capital loss carryforward	—	3,918
Other	5,163	6,170

Deferred tax assets before valuation allowance	408,310	377,794
Valuation allowance for deferred tax assets	(402,907)	(375,318)

Total deferred tax assets	$5,403	$2,476

Deferred tax liabilities:
Depreciation	(1,479)	—
Acquisition related intangibles	(3,352)	(2,476)
Other	(286)	—

Total deferred tax liabilities	$(5,117)	$(2,476)

Net deferred tax assets	$286	$—

Realization of our deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Because of our lack of U.S. earnings history, the net U.S. deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $27.6 million and $52.8 million during the years ended December 31, 2008 and 2007, respectively. The valuation allowance includes approximately $35.6 million of benefit as of December 31, 2008 and December 31, 2007 related to stock based compensation and exercises, prior to the implementation of SFAS No. 123R, that will be credited to additional paid in capital when realized. We have federal research credits of approximately $20.8 million, which will begin to expire in 2009 and state research credits of approximately $16.8 million which have no expiration date. We have federal orphan drug credits of $12.8 million which will expire in 2024.

Undistributed earnings of our foreign subsidiary in India are considered to be permanently reinvested and accordingly, no deferred U.S. income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to U.S. income tax.
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
As of December 31, 2008 and December 31, 2007, we had $11.7 million and $9.2 million, respectively, of unrecognized tax benefits. We historically accrued for uncertain tax positions in deferred tax assets as we have been in a net operating loss position since inception and any adjustments to our tax positions would result in an adjustment of our net operating loss or tax credit carry forwards rather than resulting in a cash outlay. If we are eventually able to recognize these uncertain positions, our effective tax rate would be reduced. We currently have a full valuation allowance against our net deferred tax asset which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future.
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
Our policy is to include interest and penalties related to unrecognized tax benefits, if any, within the provision for taxes in the consolidated condensed statements of operations under the provisions of FIN 48. During the years ended December 31, 2008 and 2007, no interest or penalties were required to be recognized relating to unrecognized tax benefits.
We file income tax returns in the U.S., as well as California, Alabama, and various foreign jurisdictions. We are currently not the subject of any income tax examinations. In general, the earliest open year subject to examination is 2005 for U.S. and Alabama and 2004 for California, although depending upon jurisdiction, tax years may remain open subject to limitations. We have evaluated the need for additional tax reserves for any audits as part of our FIN 48 adoption process.
We have the following activity relating to unrecognized tax benefits (in thousands):

	December 31,
	2008	2007
Beginning balance	$9,222	$7,176
Tax positions related to current year
Additions	2,438	2,046
Reductions	—	—
Tax positions related to prior year
Additions	—	—
Reductions	—	—
Settlements	—	—
Lapses in statute of limitations	—	—

Ending balance	$11,660	$9,222

Note 17—Segment Reporting
We operate in one business segment which focuses on applying our technology platforms to improve the performance of established and novel medicines. We operate in one segment because our business offerings have similar economics and other characteristics, including the nature of products and production processes, types of customers, distribution methods and regulatory environment. We are comprehensively managed as one business segment by our Chief Executive Officer and his management team. Within our one business segment we have two components, PEGylation technology and pulmonary technology.
Our revenue is derived primarily from clients in the pharmaceutical and biotechnology industries. Four of our customers, Bayer (including Bayer Healthcare LLC and Bayer Schering Pharma AG), UCB Pharma, Novartis, and Roche represented 24%, 16%, 15%, and 14%, respectively, of our total revenue during the year ended December 31, 2008. Due to the termination of our collaborative agreements with Pfizer, we did not receive any revenue from Pfizer in 2008 related to Exubera or NGI. Revenue from Pfizer Inc. represented 69% and 64% of our revenue for the years ended December 31, 2007 and 2006, respectively.
Revenue by geographic area is based on the shipping locations of the customers. The following table sets forth revenue by geographic area (in thousands):

	Years ended December 31,
	2008	2007	2006
United States	$30,800	$212,990	$182,959
European countries	59,385	60,037	33,471
All other countries	—	—	1,288

Total Revenue	$90,185	$273,027	$217,718

At December 31, 2008, $69.2 million, or approximately 94%, of the net book value of our property and equipment was located in the United States and $4.4 million, or approximately 6%, was located in India. At December 31, 2007, approximately 98% of the net book value of our property and equipment of $114.4 million was located in the United States.
Note 18—Selected Quarterly Financial Data (Unaudited)
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

	Fiscal Year 2008				Fiscal Year 2007
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Product sales and royalty revenue (1)	$10,371	$9,010	$9,474	$12,400	$71,355	$47,001	$35,697	$26,702
Collaboration and other revenue	$9,621	$11,392	$11,965	$15,952	$13,661	$18,916	$20,624	$39,071
Gross margin on product sales	$3,144	$3,566	$4,125	$2,204	$15,727	$8,626	$9,391	$9,315
Research and development expenses	$37,373	$33,500	$38,265	$45,279	$37,492	$41,000	$35,773	$39,310
General and administrative expenses (2)	$11,947	$13,329	$12,386	$13,835	$16,971	$13,415	$12,663	$14,233
Impairment of long lived assets	$—	$—	$—	$1,458	$—	$—	$—	$28,396
Gain on sale of pulmonary assets	$—	$—	$—	$(69,572)	$—	$—	$—	$—
Gain on termination of collaborative agreements, net	$—	$—	$—	$—	$—	$—	$—	$(79,178)
Operating income (loss)	$(41,889)	$(33,358)	$(34,561)	$27,156	$(25,969)	$(27,988)	$(19,572)	$37,381
Interest expense	$3,918	$3,929	$3,988	$3,357	$4,933	$4,702	$4,773	$4,230
Gain on extinguishment of debt	$—	$—	$—	$50,149	$—	$—	$—	$—
Net income (loss)	$(40,705)	$(33,375)	$(37,038)	$76,782	$(25,673)	$(27,510)	$(18,620)	$39,042
Basic and diluted net income (loss) per share (3)(4)	$(0.44)	$(0.36)	$(0.40)	$0.83	$(0.28)	$(0.30)	$(0.20)	$0.42

(1)	Exubera commercialization readiness revenue was reclassified from Product sales and royalties to Collaboration and other revenue.

(2)	Amortization of other intangible assets was previously separately disclosed, but has been combined with General and administrative expenses for the years ended December 31, 2008, 2007, and 2006.

(3)	Quarterly loss per share amounts may not total the year-to-date loss per share due to rounding.

(4)	During the fourth quarter of 2008 and 2007, there were approximately 81 dilutive shares and 578 dilutive shares, respectively, outstanding which did not change earnings per share.

SCHEDULE II
NEKTAR THERAPEUTICS
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
YEARS ENDED DECEMBER 31, 2008, 2007, and 2006

		Charged to
	Balance at	Costs and		Balance At
	Beginning	Expenses,		End
Description	of Year	Net of Reversals	Utilizations	of Year
	(In thousands)
2008:
Allowance for doubtful accounts	$33	$61	$(2)	$92
Allowance for inventory reserves	$5,772	$2,668	$(3,451)	$4,989

2007:
Allowance for doubtful accounts	$357	$(16)	$(308)	$33
Allowance for inventory reserves	$4,160	$4,670	$(3,058)	$5,772

2006:
Allowance for doubtful accounts	$70	$380	$(93)	$357
Allowance for inventory reserves	$3,068	$2,592	$(1,500)	$4,160

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
Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on our evaluation under the framework described in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.
The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by an independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control Over Financial Reporting
We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. In October 2008, we completed the implementation of an upgraded enterprise resource planning (ERP) system designed and implemented to make our financial reporting more efficient and integrated across our enterprise. The implementation of the ERP system did not result in changes to our controls over financial reporting. As a result, there was no change in our internal control over financial reporting during the quarter ended December 31, 2008, which was identified in connection with our management’s evaluation required by Exchange Act Rules 13a-15(f) and 15d-15(f) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on the Effectiveness of Controls
Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information relating to our executive officers required by this item is set forth in Part I—Item 1 of this report under the caption “Executive Officers of the Registrant” and is incorporated herein by reference. The other information required by this Item is incorporated by reference from the definitive proxy statement for our 2009 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A (Proxy Statement) not later than 120 days after the end of the fiscal year covered by this Form 10-K under the captions “Corporate Governance and Board of Directors,” “Proposal 1—Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”
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
Item 14. Principal Accountant Fees and Services
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

Exhibit
Number		Description of Documents

2.1	(23)
Asset Purchase Agreement, dated October 20, 2008, by and between Nektar Therapeutics, a Delaware corporation, AeroGen, Inc., a Delaware corporation and wholly-owned subsidiary of Nektar Therapeutics, Novartis Pharmaceuticals Corporation, a Delaware corporation, and Novartis Pharma AG, a Swiss corporation+

3.1	(1)	Certificate of Incorporation of Inhale Therapeutic Systems (Delaware), Inc.

3.2	(2)	Certificate of Amendment of the Amended Certificate of Incorporation of Inhale Therapeutic Systems, Inc.

3.3	(3)	Certificate of Designation of Series A Junior Participating Preferred Stock of Nektar Therapeutics

3.4	(4)	Certificate of Designation of Series B Convertible Preferred Stock of Nektar Therapeutics

3.5	(5)	Certificate of Ownership and Merger of Nektar Therapeutics

3.6	(6)	Amended and Restated Bylaws of Nektar Therapeutics

4.1		Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6

4.2	(5)	Specimen Common Stock certificate

4.3	(3)	Rights Agreement, dated as of June 1, 2001, by and between Nektar Therapeutics and Mellon Investor Services LLC, as Rights Agent

4.4	(3)	Form of Right Certificate

4.5	(7)	Indenture, dated September 28, 2005, by and between Nektar Therapeutics, as Issuer, and J.P. Morgan Trust Company, National Association, as Trustee

4.6	(7)	Registration Right Agreement, dated as of September 28, 2005, among Nektar Therapeutics and entities named therein

Exhibit
Number		Description of Documents

10.1	(8)	1994 Non-Employee Directors’ Stock Option Plan, as amended++

10.2	(9)	1994 Employee Stock Purchase Plan, as amended and restated++

10.3	(10)	2000 Non-Officer Equity Incentive Plan, as amended and restated++

10.4	(11)	Form of 2000 Non-Officer Equity Incentive Plan Stock Option Agreement (Nonstatutory Stock Option)++

10.5	(11)	Form of 2000 Non-Officer Equity Incentive Plan Stock Option Agreement (Nonstatutory (Unapproved) Stock Option)++

10.6	(12)	Forms of 2000 Non-Officer Equity Incentive Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement++

10.7	(13)	2000 Equity Incentive Plan, as amended and restated++

10.8	(14)	Form of Stock Option Agreement under the 2000 Equity Incentive Plan++

10.9	(12)	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the 2000 Equity Incentive Plan++

10.10	(15)	Form of Non-Employee Director Stock Option Agreement under the 2000 Equity Incentive Plan++

10.11	(15)	Form of Non-Employee Director Restricted Stock Unit Agreement under the 2000 Equity Incentive Plan++

10.12	(15)	Employment Transition and Separation Release Agreement, executed effective on September 4, 2007, with Louis Drapeau++

10.13	(15)	Employment Transition and Separation Release Agreement, executed effective on October 5, 2007, with David Johnston++

10.14	(22)	Compensation Plan for Non-Employee Directors, as amended and restated++

10.15	(10)	401(k) Retirement Plan++

10.16	(22)	2008 Discretionary Performance-Based Incentive Compensation Policy++

10.17	(23)	Amended and Restated Change of Control Severance Benefit Plan++

10.18	(17)	Transition and Retirement Agreement, dated March 13, 2006, with Ajit S. Gill++

10.19	(18)	Letter Amendment, dated October 5, 2006, with Ajit S. Gill, amending that certain Transition and Retirement Agreement, dated March 13, 2006, with Mr. Gill++

10.20	(23)	2008 Equity Incentive Plan++

10.21	(23)	Forms of Stock Option Grant Notice and of Stock Option Agreement under the 2008 Equity Incentive Plan++

10.22	(23)	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the 2008 Equity Incentive Plan++

10.23	(19)	Separation and General Release Agreement, dated November 17, 2008, with John S. Patton++

10.24	(20)	Bonus and General Release Agreement, dated December 27, 2008, with Nevan C. Elam++

10.25	(15)	Form of Severance Letter for executive officers of the company++

10.26	(23)	Amended and Restated Letter Agreement, executed effective on December 1, 2008, with Howard W. Robin++

10.27	(23)	Amended and Restated Letter Agreement, executed effective on December 1, 2008, with John Nicholson++

10.28	(23)	Amended and Restated Letter Agreement, executed effective on December 1, 2008, with Bharatt M. Chowrira, Ph.D., J.D.++

Exhibit
Number		Description of Documents

10.29	(23)	Amended and Restated Letter Agreement, executed effective on December 1, 2008, with Dr. Randall Moreadith++

10.30	(15)	Amended and Restated Built-to-Suite Lease between Nektar Therapeutics and BMR-201 Industrial Road LLC, dated August 17, 2004, as amended on January 11, 2005 and July 19, 2007

10.31	(21)
Settlement Agreement and General Release, dated June 30, 2006, by and between The Board of Trustees of the University of Alabama, The University of Alabama in Huntsville, Nektar Therapeutics AL Corporation (a wholly-owned subsidiary of Nektar Therapeutics), Nektar Therapeutics and J. Milton Harris

10.32	(15)	Co-Development, License and Co-Promotion Agreement, dated August 1, 2007, between Nektar Therapeutics (and its subsidiaries) and Bayer Healthcare LLC+

10.33	(16)	Termination Agreement and Mutual Release, dated November 9, 2007, between Nektar Therapeutics and Pfizer Inc.+

10.34	(23)
Exclusive Research, Development, License and Manufacturing and Supply Agreement, by and among Nektar AL Corporation, Baxter Healthcare SA, and Baxter Healthcare Corporation, dated September 26, 2005, as amended+

10.35	(23)	Exclusive License Agreement, dated December 31, 2008, between Nektar Therapeutics, a Delaware corporation, and Novartis Pharma AG, a Swiss corporation+

21.1	(23)	Subsidiaries of Nektar Therapeutics

23.1	(23)	Consent of Independent Registered Public Accounting Firm

24		Power of Attorney (reference is made to the signature page)

31.1	(23)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	(23)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1 *	(23)	Section 1350 Certifications

+	Confidential treatment with respect to specific portions of this Exhibit has been requested, and such portions are omitted and have been filed separately with the SEC.

++	Management contract or compensatory plan or arrangement.

*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as otherwise stated in such filing.

(1)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(2)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(3)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on June 4, 2001.

(4)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 8, 2002.

(5)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 23, 2003.

(6)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on December 12, 2007.

(7)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on September 28, 2005.

(8)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

(9)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Registration Statement on Form S-8 (No. 333-98321), filed on August 19, 2002.

(10)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(11)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Registration Statement on Form S-8 (No. 333-71936), filed on October 19, 2001, as amended.

(12)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K, as amended, for the year ended December 31, 2005.

(13)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on June 7, 2006.

(14)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(15)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

(16)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2007.

(17)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K/A, filed on March 16, 2006.

(18)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

(19)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on November 21, 2008.

(20)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 2, 2009.

(21)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(22)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

(23)	Filed herewith.

SIGNATURES
Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Carlos, County of San Mateo, State of California on March 6, 2009.

By:	/s/ John Nicholson
John Nicholson
Senior Vice President and Chief Financial Officer

By:	/s/ Jillian B. Thomsen
Jillian B. Thomsen
Vice President and Chief Accounting Officer

POWER OF ATTORNEY
KNOW ALL PERSON BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John Nicholson and Jillian B. Thomsen and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratify and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Howard W. Robin Howard W. Robin	Chief Executive Officer, President and Director (Principal Executive Officer)	March 6, 2009

/s/ John Nicholson John Nicholson	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 6, 2009

/s/ Jillian B, Thomsen Jillian B. Thomsen	Vice President Finance and Chief Accounting Officer (Principal Accounting Officer)	March 6, 2009

/s/ Robert B. Chess Robert B. Chess	Director, Chairman of the Board of Directors	March 6, 2009

/s/ Michael A. Brown Michael A. Brown	Director	March 6, 2009

/s/ Hoyoung Huh Hoyoung Huh	Director	March 6, 2009

/s/ Joseph J. Krivulka Joseph J. Krivulka	Director	March 6, 2009

/s/ Christopher A. Kuebler Christopher A. Kuebler	Director	March 6, 2009

/s/ Lutz Lingnau Lutz Lingnau	Director	March 6, 2009

/s/ Susan Wang Susan Wang	Director	March 6, 2009

/s/ Roy A. Whitfield Roy A. Whitfield	Director	March 6, 2009

Except as so indicated in Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit
Number		Description of Documents

2.1	(23)
Asset Purchase Agreement, dated October 20, 2008, by and between Nektar Therapeutics, a Delaware corporation, AeroGen, Inc., a Delaware corporation and wholly-owned subsidiary of Nektar Therapeutics, Novartis Pharmaceuticals Corporation, a Delaware corporation, and Novartis Pharma AG, a Swiss corporation+

3.1	(1)	Certificate of Incorporation of Inhale Therapeutic Systems (Delaware), Inc.

3.2	(2)	Certificate of Amendment of the Amended Certificate of Incorporation of Inhale Therapeutic Systems, Inc.

3.3	(3)	Certificate of Designation of Series A Junior Participating Preferred Stock of Nektar Therapeutics

3.4	(4)	Certificate of Designation of Series B Convertible Preferred Stock of Nektar Therapeutics

3.5	(5)	Certificate of Ownership and Merger of Nektar Therapeutics

3.6	(6)	Amended and Restated Bylaws of Nektar Therapeutics

4.1		Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6

4.2	(5)	Specimen Common Stock certificate

4.3	(3)	Rights Agreement, dated as of June 1, 2001, by and between Nektar Therapeutics and Mellon Investor Services LLC, as Rights Agent

4.4	(3)	Form of Right Certificate

4.5	(7)	Indenture, dated September 28, 2005, by and between Nektar Therapeutics, as Issuer, and J.P. Morgan Trust Company, National Association, as Trustee

4.6	(7)	Registration Right Agreement, dated as of September 28, 2005, among Nektar Therapeutics and entities named therein

10.1	(8)	1994 Non-Employee Directors’ Stock Option Plan, as amended++

10.2	(9)	1994 Employee Stock Purchase Plan, as amended and restated++

10.3	(10)	2000 Non-Officer Equity Incentive Plan, as amended and restated++

10.4	(11)	Form of 2000 Non-Officer Equity Incentive Plan Stock Option Agreement (Nonstatutory Stock Option)++

10.5	(11)	Form of 2000 Non-Officer Equity Incentive Plan Stock Option Agreement (Nonstatutory (Unapproved) Stock Option)++

10.6	(12)	Forms of 2000 Non-Officer Equity Incentive Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement++

10.7	(13)	2000 Equity Incentive Plan, as amended and restated++

10.8	(14)	Form of Stock Option Agreement under the 2000 Equity Incentive Plan++

10.9	(12)	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the 2000 Equity Incentive Plan++

10.10	(15)	Form of Non-Employee Director Stock Option Agreement under the 2000 Equity Incentive Plan++

10.11	(15)	Form of Non-Employee Director Restricted Stock Unit Agreement under the 2000 Equity Incentive Plan++

10.12	(15)	Employment Transition and Separation Release Agreement, executed effective on September 4, 2007, with Louis Drapeau++

10.13	(15)	Employment Transition and Separation Release Agreement, executed effective on October 5, 2007, with David Johnston++

Exhibit
Number		Description of Documents

10.14	(22)	Compensation Plan for Non-Employee Directors, as amended and restated++

10.15	(10)	401(k) Retirement Plan++

10.16	(22)	2008 Discretionary Performance-Based Incentive Compensation Policy++

10.17	(23)	Amended and Restated Change of Control Severance Benefit Plan++

10.18	(17)	Transition and Retirement Agreement, dated March 13, 2006, with Ajit S. Gill++

10.19	(18)	Letter Amendment, dated October 5, 2006, with Ajit S. Gill, amending that certain Transition and Retirement Agreement, dated March 13, 2006, with Mr. Gill++

10.20	(23)	2008 Equity Incentive Plan++

10.21	(23)	Form of Stock Option Agreement under the 2008 Equity Incentive Plan++

10.22	(23)	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the 2008 Equity Incentive Plan++

10.23	(19)	Separation and General Release Agreement, dated November 17, 2008, with John S. Patton++

10.24	(20)	Bonus and General Release Agreement, dated December 27, 2008, with Nevan C. Elam++

10.25	(15)	Form of Severance Letter for executive officers of the company++

10.26	(23)	Amended and Restated Letter Agreement, executed effective on December 1, 2008, with Howard W. Robin++

10.27	(23)	Amended and Restated Letter Agreement, executed effective on December 1, 2008, with John Nicholson++

10.28	(23)	Amended and Restated Letter Agreement, executed effective on December 1, 2008, with Bharatt M. Chowrira, Ph.D., J.D.++

10.29	(23)	Amended and Restated Letter Agreement, executed effective on December 1, 2008, with Dr. Randall Moreadith++

10.30	(15)	Amended and Restated Built-to-Suite Lease between Nektar Therapeutics and BMR-201 Industrial Road LLC, dated August 17, 2004, as amended on January 11, 2005 and July 19, 2007

10.31	(21)
Settlement Agreement and General Release, dated June 30, 2006, by and between The Board of Trustees of the University of Alabama, The University of Alabama in Huntsville, Nektar Therapeutics AL Corporation (a wholly-owned subsidiary of Nektar Therapeutics), Nektar Therapeutics and J. Milton Harris

10.32	(15)	Co-Development, License and Co-Promotion Agreement, dated August 1, 2007, between Nektar Therapeutics (and its subsidiaries) and Bayer Healthcare LLC+

10.33	(16)	Termination Agreement and Mutual Release, dated November 9, 2007, between Nektar Therapeutics and Pfizer Inc.+

10.34	(23)
Exclusive Research, Development, License and Manufacturing and Supply Agreement, by and among Nektar AL Corporation, Baxter Healthcare SA, and Baxter Healthcare Corporation, dated September 26, 2005, as amended+

10.35	(23)	Exclusive License Agreement, dated December 31, 2008, between Nektar Therapeutics, a Delaware corporation, and Novartis Pharma AG, a Swiss corporation+

21.1	(23)	Subsidiaries of Nektar Therapeutics

23.1	(23)	Consent of Independent Registered Public Accounting Firm

Exhibit
Number		Description of Documents

24		Power of Attorney (reference is made to the signature page)

31.1	(23)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	(23)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1 *	(23)	Section 1350 Certifications

+	Confidential treatment with respect to specific portions of this Exhibit has been requested, and such portions are omitted and have been filed separately with the SEC.

++	Management contract or compensatory plan or arrangement.

*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as otherwise stated in such filing.

(1)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(2)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(3)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on June 4, 2001.

(4)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 8, 2002.

(5)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 23, 2003.

(6)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on December 12, 2007.

(7)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on September 28, 2005.

(8)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

(9)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Registration Statement on Form S-8 (No. 333-98321), filed on August 19, 2002.

(10)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(11)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Registration Statement on Form S-8 (No. 333-71936), filed on October 19, 2001, as amended.

(12)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K, as amended, for the year ended December 31, 2005.

(13)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on June 7, 2006.

(14)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(15)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

(16)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2007.

(17)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K/A, filed on March 16, 2006.

(18)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

(19)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on November 21, 2008.

(20)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 2, 2009.

(21)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(22)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

(23)	Filed herewith.