Form 10-Q
period 2009-03-31
NEKTAR THERAPEUTICS
filed 2009-05-08
CIK 906709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 92,552,410 on April 30, 2009.

NEKTAR THERAPEUTICS
INDEX

Forward-Looking Statements
This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of this Quarterly Report on Form 10-Q, including any projections of earnings, revenue or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance any statements regarding expected benefits from the closing of the sale of pulmonary assets to Novartis, and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, but not limited to, the risk factors set forth in “Part II, Item 1A—Risk Factors” below and for the reasons described elsewhere in this Quarterly Report on Form 10-Q. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof and we do not intend to update any forward-looking statements except as required by law or applicable regulations. Except where the context otherwise requires, in this Quarterly Report on Form 10-Q, the “Company,” “Nektar,” “we,” “us” and “our” refer to Nektar Therapeutics, a Delaware corporation, and, where appropriate, its subsidiaries.
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

PART I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements — Unaudited:
NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share information)
(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$122,300	$155,584
Short-term investments	202,999	223,410
Accounts receivable, net of allowance of $92 and $92 at March 31, 2009 and December 31, 2008, respectively	5,796	11,161
Inventory	13,392	9,319
Other current assets	6,108	6,746

Total current assets	$350,595	$406,220
Property and equipment, net	75,020	73,578
Goodwill	76,501	76,501
Other assets	3,823	4,237

Total assets	$505,939	$560,536

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,675	$13,832
Accrued compensation	5,437	11,570
Accrued clinical trial expenses	14,982	17,622
Accrued expenses	11,583	9,923
Deferred revenue, current portion	8,416	10,010
Interest payable	58	1,805
Other current liabilities	3,486	3,612

Total current liabilities	$46,637	$68,374
Convertible subordinated notes	214,955	214,955
Capital lease obligations	19,989	20,347
Deferred revenue	54,132	55,567
Deferred gain	5,682	5,901
Other long-term liabilities	5,270	5,238

Total liabilities	$346,665	$370,382
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 10,000 shares authorized Series A, $0.0001 par value: 3,100 shares designated; no shares issued or outstanding at March 31, 2009 and December 31, 2008	—	—
Common stock, $0.0001 par value; 300,000 authorized; 92,550 shares and 92,503 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	9	9
Capital in excess of par value	1,315,182	1,312,796
Accumulated other comprehensive income (loss)	(20)	1,439
Accumulated deficit	(1,155,897)	(1,124,090)

Total stockholders’ equity	159,274	190,154

Total liabilities and stockholders’ equity	$505,939	$560,536

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three months ended
	March 31,
	2009	2008

Revenue:
Product sales and royalties	$6,470	$10,371
Collaboration and other	3,241	9,621

Total revenue	9,711	19,992

Operating costs and expenses:
Cost of goods sold	5,099	7,227
Other cost of revenue	—	5,334
Research and development	23,890	37,373
General and administrative	11,020	11,947

Total operating costs and expenses	40,009	61,881

Loss from operations	(30,298)	(41,889)

Non-operating income (expense):
Interest income	1,650	5,013
Interest expense	(3,337)	(3,918)
Other income (expense), net	45	302

Total non-operating income (expense)	(1,642)	1,397

Loss before provision for income taxes	(31,940)	(40,492)
Provision for (benefit from) income taxes	(133)	213

Net loss	$(31,807)	$(40,705)

Basic and diluted net loss per share	$(0.34)	$(0.44)

Shares used in computing basic and diluted net loss per share	92,516	92,330

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(31,807)	$(40,705)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,615	5,917
Stock-based compensation	2,325	1,084
Other non-cash transactions	115	(112)
Changes in assets and liabilities:
Decrease (increase) in trade accounts receivable	5,365	7,597
Decrease (increase) in inventories	(4,073)	1,160
Decrease (increase) in prepaids and other assets	496	2,044
Increase (decrease) in accounts payable	(8,095)	(2,033)
Increase (decrease) in accrued compensation	(6,133)	(3,932)
Increase (decrease) in accrued clinical trial expenses	(2,640)	86
Increase (decrease) in accrued expenses to contract manufacturers	—	(31,994)
Increase (decrease) in accrued expenses	3,364	(123)
Increase (decrease) in deferred revenue	(3,029)	(1,200)
Increase (decrease) in other liabilities	(1,897)	(2,761)

Net cash used in operating activities	$(42,394)	$(64,972)

Cash flows from investing activities:
Purchases of investments	(85,298)	(156,092)
Maturities of investments	104,458	186,758
Transaction costs from Novartis pulmonary asset sale	(4,766)	—
Purchases of property and equipment	(5,104)	(5,281)

Net cash provided by investing activities	$9,290	$25,385

Cash flows from financing activities:
Payments of loan and capital lease obligations	(302)	(411)
Proceeds from issuances of common stock	61	371

Net cash used in financing activities	$(241)	$(40)

Effect of exchange rates on cash and cash equivalents	61	10

Net decrease in cash and cash equivalents	$(33,284)	$(39,617)

Cash and cash equivalents at beginning of period	155,584	76,293

Cash and cash equivalents at end of period	$122,300	$36,676

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEKTAR THERAPEUTICS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)
Note 1—Organization and Summary of Significant Accounting Policies
Organization
We are a clinical-stage biopharmaceutical company headquartered in San Carlos, California and incorporated in Delaware. We are developing a pipeline of drug candidates that utilize our PEGylation and advanced polymer conjugate technology platforms designed to improve the therapeutic benefits of drugs.
Basis of Presentation and Principles of Consolidation
Our condensed consolidated financial statements include the financial position, results of operations and cash flows of our wholly-owned subsidiaries: Nektar Therapeutics AL, Corporation (Nektar AL), Nektar Therapeutics (India) Private Limited, Nektar Therapeutics UK, Ltd. (Nektar UK) and Aerogen, Inc. All intercompany accounts and transactions have been eliminated in consolidation.
We prepared our Condensed Consolidated Financial Statements following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (GAAP) can be condensed or omitted. In the opinion of management, these financial statements include all normal and recurring adjustments that we consider necessary for the fair presentation of our financial position and operating results.
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
Revenues, expenses, assets, and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year. The accompanying Condensed Consolidated Balance Sheet as of March 31, 2009, the Condensed Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008, and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008 are unaudited. The Condensed Consolidated Balance Sheet data as of December 31, 2008 was derived from the audited consolidated financial statements which are included in our Annual Report on Form 10-K filed with the SEC on March 6, 2009. The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes to these financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.
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
Collaborative Research and Development Arrangements
We enter into collaborative research and development arrangements with pharmaceutical and biotechnology partners that may involve multiple deliverables. Our arrangements may contain the following elements: upfront fees, contract research, milestone payments, manufacturing and supply, royalties and license fees. We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition in Financial Statements and Emerging Issues Task Force, Issue No. 00-21 (EITF 00-21), Revenue Arrangements with Multiple Deliverables.
Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable, and collection is reasonably assured. Allowances are established for estimated sales returns and uncollectible amounts.
Upfront fees received are recognized ratably over the expected benefit of the arrangement. Management makes its best estimate of the period over which we expect to benefit from the arrangement. The shortest reasonable period is the end of the development period (estimated to be 4 to 6 years) and the longest period is the contractual life of the agreement, which is generally 10 to 12 years from the first commercial sale, or the end of the patent life, which is frequently 15 to 17 years. Given the uncertainties of research and development collaborations, significant judgment is required to determine the duration of the arrangement.
Contract research revenue from collaborative research and development arrangements is recorded when earned based on the performance requirements of the contract. Advance payments for research and development revenue received in excess of amounts earned are classified as deferred revenue until earned. Amounts received under these arrangements are generally non-refundable even if the research effort is unsuccessful.

Payments received for milestones achieved are deferred and recorded as revenue ratably over the period of time from the achievement of the milestone for which we received payment and our estimate of the date on which the next milestone will be achieved. Management makes its best estimate of the period of time until the next milestone is reached. The estimate affects the recognition of revenue for completion of the previous milestone. The original estimate is periodically evaluated to determine if circumstances have caused the estimate to change and if so, amortization of revenue is adjusted prospectively. Final milestone payments are recorded and recognized upon achieving the respective milestone, provided that collection is reasonably assured.
Income Taxes
We account for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109), and FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (FIN 48). Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain.
At March 31, 2009, we continue to provide a full valuation allowance against our US net deferred tax assets. Our Condensed Consolidated Balance Sheet at March 31, 2009 includes a net deferred tax asset related to India’s temporary book tax differences.
At March 31, 2009 we have recorded an overall benefit provision for income taxes. This benefit provision is related to an income tax receivable as a result of the American Recovery and Reinvestment Tax Act of 2009 that allows for certain refundable credits. The benefit provision includes a reduction for a tax provision charge related to income taxes payable in India at an effective rate in India of approximately 34%.
Recent Accounting Pronouncements
EITF 07-1
In December 2007, the FASB ratified EITF Issue No. 07-1 (EITF 07-1), Accounting for Collaborative Arrangements, which defines collaborative arrangements and establishes reporting and disclosure requirements for transactions between participants in a collaborative arrangement and between participants in the arrangements and third parties. On January 1, 2009, we adopted EITF 07-1 retrospectively to all prior periods presented for all collaborative arrangements. The adoption of EITF 07-1 did not have a material impact on our financial statements. Refer to Note 5 for Collaborative Agreements.
FASB Staff Position No. 157-4
In April 2009, the FASB issued FASB Staff Position No. 157-4 (FSP 157-4), Determining Fair Value when the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides guidance on determining fair value when there is no active market or where the price inputs being used represent distressed sales. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009 and shall be applied prospectively. We do not expect the adoption of FSP 157-4 will have a material impact on our financial position or results of operations.
FASB Statement of Position No. 115-2 and 124-2
In April 2009, the FASB issued FASB Staff Position No. 115-2 and 124-2 (FSP 115-2 and 124-2), Recognition and Presentation of Other-Than-Temporary Impairments, which provides operational guidance for determining other-than-temporary impairments (OTTI) for debt securities. FSP 115-2 and 124-2 is effective for interim and annual periods ending after June 15, 2009. FSP FAS 115-2 and 124-2 requires a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption with a corresponding adjustment to Accumulated other comprehensive income. We do not expect the adoption of FSP 115-2 and 124-2 to have a material impact on our financial position or our results of operations.

Note 2 —Cash, Cash Equivalents, and Available-For-Sale Investments
Cash, cash equivalents, and available-for-sale investments are as follows (in thousands):

	Estimated Fair Value at
	March 31, 2009	December 31, 2008
Cash and cash equivalents	$122,300	$155,584
Short-term investments (less than one year to maturity)	202,999	223,410

Total cash, cash equivalents, and available-for-sale investments	$325,299	$378,994

Our portfolio of cash, cash equivalents, and available-for-sale investments includes (in thousands):

	Estimated Fair Value at
	March 31, 2009	December 31, 2008
U.S. corporate commercial paper	$45,424	$115,658
Obligations of U.S. corporations	65,917	26,275
Obligations of U.S. government agencies	88,814	91,667
Obligations of U.S. states and municipalities	4,350	—
Cash and money market funds	120,794	145,394

Total cash, cash equivalents, and available-for-sale investments	$325,299	$378,994

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in liquid, high quality debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in short-term securities and maintain a weighted average maturity of one year or less. At March 31, 2009, the average portfolio duration was approximately three months and the contractual maturity of any single investment did not exceed twelve months. At December 31, 2008, the average portfolio duration was approximately two months and the contractual maturity of any single investment did not exceed twelve months.
Gross unrealized gains and losses were insignificant at March 31, 2009 and at December 31, 2008. The gross unrealized losses were primarily due to changes in interest rates on fixed income securities. We have a history of holding our investments to maturity and we have the ability and intent to hold our debt securities to maturity when they will be redeemed at full par value. Accordingly, we consider these unrealized losses to be temporary and have not recorded a provision for impairment.
The following table represents the fair value hierarchy for our financial assets measured at fair value on a recurring basis as of March 31, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$117,300	$—	$—	$117,300
U.S. corporate commercial paper	—	45,424	—	45,424
Obligations of U.S. corporations	—	65,917	—	65,917
Obligations of U.S. government agencies	—	88,814	—	88,814
Obligations of U.S. states and municipalities	—	4,350	—	4,350

Cash equivalents and available-for-sale investments	$117,300	$204,505	$—	$321,805
Cash				3,494

Cash, cash equivalents, and available-for-sale investments				$325,299

The following table represents the fair value hierarchy for our financial assets measured at fair value on a recurring basis as of December 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total

Money market funds	$134,686	$—	$—	$134,686
U.S. corporate commercial paper	—	115,658	—	115,658
Obligations of U.S. corporations	—	26,275	—	26,275
Obligations of U.S. government agencies	—	91,667	—	91,667

Cash equivalents and available-for-sale investments	$134,686	$233,600	$—	$368,286
Cash				10,708

Cash, cash equivalents, and available-for-sale investments				$378,994

Level 1—	Quoted prices in active markets for identical assets or liabilities.

Level 2—	Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Note 3—Inventory
Inventory consists of the following (in thousands):

	March 31, 2009	December 31, 2008
Raw materials	$7,165	$6,964
Work-in-process	5,073	1,743
Finished goods	1,154	612

Total	$13,392	$9,319

Inventory includes direct materials, direct labor, and manufacturing overheads and is computed on a first-in, first-out basis. Inventory is stated net of reserves of $4.3 million and $5.0 million as of March 31, 2009 and December 31, 2008, respectively, at the lower of cost or market. Reserves are determined using specific identification plus an estimated reserve for potential defective or excess inventory based on historical experience or projected usage.
Inventory is manufactured upon receipt of firm purchase orders from our licensing partners. The increase in our work-in-process and finished goods inventory balances relate to goods manufactured for two customers, which we expect to ship in the second quarter.
Note 4—Commitments and Contingencies
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
To date we have not incurred costs to defend lawsuits or settle claims related to these indemnification obligations. If any of our indemnification obligations is triggered, we may incur substantial liabilities. Because the obligated amount under these agreements is not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. No liabilities have been recorded for these obligations on our Consolidated Balance Sheets as of March 31, 2009 or December 31, 2008.
Note 5—Collaborative Agreements
On August 1, 2007, we entered into a co-development, license and co-promotion agreement with Bayer Healthcare LLC to develop a specially-formulated inhaled Amikacin (BAY41-6551). We are responsible for any future development of the nebulizer device included in the Amikacin product through the completion of Phase 3 clinical trials and scale-up for commercialization. Bayer Healthcare LLC is responsible for most future clinical development (other than $10.0 million of Phase 3 clinical trial costs to be reimbursed by Nektar) and commercialization costs, all activities to support worldwide regulatory filings, approvals and related activities, further development of BAY41-6551 and final product packaging. We received an upfront payment of $40.0 million and performance milestone payments of $20.0 million, the second performance milestone of $10.0 million will be used to reimburse Bayer for Phase 3 clinical trial costs. We recognized milestone revenue of $1.4 million and $0.7 million during the three month periods ended March 31, 2009 and March 31, 2008, respectively, included in Collaboration and other revenue in our Condensed Consolidated Statement of Operations. As of March 31, 2009 and December 31, 2008, $37.3 million and $38.7 million, respectively, of collaborative revenue was deferred revenue in our condensed consolidated balance sheets. We are entitled to development milestones and sales milestones upon achievement of certain annual sales targets and royalties based on annual worldwide net sales of BAY41-6551.
Note 6—Stock-Based Compensation
Total stock-based compensation costs were recorded in our Condensed Consolidated Financial Statements as follows (in thousands):

	Three months ended
	March 31,
	2009	2008
Cost of goods sold, net of inventory change	$75	$30
Other cost of revenue	—	23
Research and development expense	662	(32)
General and administrative expense	1,588	1,063

Total stock-based compensation costs	$2,325	$1,084

Aggregate Unrecognized Stock-Based Compensation Expense
Aggregate total unrecognized stock-based compensation expense is expected to be recognized as follows (in thousands):

As of
Fiscal Year	March 31, 2009
2009 (remaining 9 months)	$7,285
2010	8,670
2011	7,492
2012	2,810
2013 and thereafter	584

$26,841

Summary of Stock Option Activity
During the three months ended March 31, 2009 and 2008, we granted 3,202,200 and 4,358,653 stock options, respectively. The weighted average grant-date fair value of options granted during the three-months ended March 31, 2009 and 2008 was $2.41 per share and $3.07 per share, respectively.
Black-Scholes Assumptions
The following table lists the Black-Scholes assumptions used to calculate the fair value of employee stock option grants:

	Three months ended March 31,
	2009	2008
Average risk-free interest rate	1.5%	2.4%
Dividend yield	0.0%	0.0%
Volatility factor	59.7%	50.4%
Weighted average expected life	5.0 years	5.1 years
We based our estimate of expected volatility for options granted on the daily historical trading data of our common stock over a historical period equivalent in length to the expected future term of the respective stock-based grant. For the weighted average expected life, we applied the guidance in Staff Accounting Bulletin No. 107 that permits the application of a “simplified” method based on the average of the vesting term and the term of the option when historical data may not represent expected exercise behavior. Given the exit from the insulin program and sale of assets to Novartis the historical data may not represent expected exercise behavior for future periods.
For the three months ended March 31, 2009, the annual estimated forfeiture rate for director options and RSU’s, employee options, and employee RSU awards was estimated to be 15%, 11%, and 25% respectively.
Note 7—Net Loss Per Share
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

	Three months ended March 31,
	2009	2008
Convertible subordinated notes	9,989	14,638
Stock options and restricted stock units	14,585	12,112

Total	24,574	26,750

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Key Developments and Trends in Liquidity and Capital Resources
At March 31, 2009, we had approximately $325.3 million in cash, cash equivalents, and short-term investments and $242.4 million in indebtedness. We may from time to time purchase or retire additional convertible subordinated notes through cash purchase or exchanges for other securities of the Company in open market or privately negotiated transactions, depending on, among other factors, our levels of available cash and the price at which such convertible notes are available for purchase. We will evaluate such transactions, if any, in light of then-existing market conditions. These transactions, individually or in the aggregate, may be material to our business.
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
Results of Operations
Three Months Ended March 31, 2009 and 2008
Revenue (in thousands except percentages)

				Percentage
	Three months	Three months	Increase /	Increase /
	ended	ended	(Decrease)	(Decrease)
	March 31, 2009	March 31, 2008	2009 vs. 2008	2009 vs. 2008
Product sales and royalties	$6,470	$10,371	$(3,901)	(38%)
Collaboration and other	3,241	9,621	(6,380)	(66%)

Total revenue	$9,711	$19,992	$(10,281)	(51%)

The decrease in total revenue for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, was attributable to lower product sales volumes required by our collaboration partners, the termination of our Tobramycin Inhalation Powder (TIP) collaborative agreement with Novartis Vaccines and Diagnostics Inc., and the assignment of our Cipro Inhale collaborative agreement with Bayer Schering Pharma AG to Novartis. Pursuant to the terms of the transaction, we maintain the right to receive certain potential royalties in the future based on net product sales if Cipro Inhale receives regulatory approval and is successfully commercialized.

The timing of our product sales depends upon our collaboration partners’ requirements and we do not expect to recognize our revenue ratably each quarter in 2009. One of our collaboration partners has a one-time license extension option exercisable in December 2009. If this partner elects to exercise this license extension option right, we will receive a cash payment of $31.0 million in December 2009.
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
Product sales and royalties
The decrease in product sales and royalties for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 is attributable to lower product sales volumes required by our licensing partners and changes in the timing of shipments. We expect product sales and royalties to increase for the three months ended June 30, 2009 compared to the three months ended March 31, 2009.
Collaboration and other
Collaboration and other revenue includes reimbursed research and development expenses, amortization of deferred up-front signing and milestone payments received from our collaboration partners, and intellectual property license fee revenue. Collaboration revenue fluctuates from year to year, and therefore future collaboration revenue cannot be predicted accurately. The level of collaboration and other revenues depends in part upon the continuation of existing collaborations, the stage of program development, and the achievement of milestones.
The decrease in Collaboration and other revenue for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 attributable to the termination of our TIP agreement and the assignment of the Cipro Inhale agreement was approximately $6.0 million. We do not expect to recognize any additional revenue related to these two agreements in 2009.
The timing and future success of our product development programs are subject to a number of risks and uncertainties. See “Part II, Item 1A—Risk Factors” for discussion of the risks associated with our partnered research and development programs.
Cost of Goods Sold and Product Gross Margin (in thousands except percentages)

				Percentage
	Three months	Three months	Increase /	Increase /
	ended	ended	(Decrease)	(Decrease)
	March 31, 2009	March 31, 2008	2009 vs. 2008	2009 vs. 2008
Cost of goods sold	$5,099	$7,227	$(2,128)	(29%)
Product gross margin	$1,371	$3,144	$(1,773)	(56%)
Product gross margin %	21%	30%
The decrease in Cost of goods sold for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 is attributable to decreased sales volume. The decrease in product gross margin for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 resulted from a $2.1 million success fee that became due to one of our former consulting firms as the final payment due under the agreement. This decrease is partially offset by higher gross product margin recognized due to a change in product mix and royalty revenue. For the three months ended March 31, 2009 compared to the three months ended March 31, 2008, royalty revenue remained at a consistent level, but contributed a larger gross margin percentage due to the overall decrease in product sales and royalties.

Other Cost of Revenue (in thousands except percentages)

Percentage
	Three months	Three months	Increase /	Increase /
	ended	ended	(Decrease)	(Decrease)
	March 31, 2009	March 31, 2008	2009 vs. 2008	2009 vs. 2008
Other cost of revenue	$—	$5,334	$(5,334)	>(100%)
Other cost of revenue for the three months ended March 31, 2008 includes the costs of maintaining our manufacturing operating capacity after the termination of the Pfizer agreements on November 9, 2007 through the termination of our inhaled insulin programs on April 9, 2008.
Research and Development Expense (in thousands except percentages)

Percentage
	Three months	Three months	Increase /	Increase /
	ended	ended	(Decrease)	(Decrease)
	March 31, 2009	March 31, 2008	2009 vs. 2008	2009 vs. 2008
Research and development expense	$23,890	$37,373	$(13,483)	(36%)
Research and development expenses consist primarily of personnel costs, including salaries, benefits, and stock-based compensation, clinical studies performed by contract research organizations (CROs), materials and supplies, licenses and fees, and overhead allocations consisting of various support and facilities related costs.
The decrease in Research and development expense for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, is primarily attributable to the completion of the sale of certain assets related to our pulmonary business, associated property, and intellectual property to Novartis on December 31, 2008 (Novartis Pulmonary Asset Sale) and the workforce reduction executed in February 2008. As part of the Novartis Pulmonary Asset Sale, we transferred approximately 140 of our personnel dedicated to our pulmonary operations and our San Carlos research and manufacturing facility to Novartis; additionally, we ceased research activities on the TIP program, the Cipro Inhale program and certain other proprietary pulmonary development programs. For the three months ended March 31, 2009 compared to the three months ended March 31, 2008, personnel costs decreased by approximately $9.6 million, comprised of $6.6 million of salaries and benefits and $3.0 million of severance costs, and facilities costs decreased by approximately $3.7 million.
General and Administrative Expense (in thousands except percentages)

Percentage
	Three months	Three months	Increase /	Increase /
	ended	ended	(Decrease)	(Decrease)
	March 31, 2009	March 31, 2008	2009 vs. 2008	2009 vs. 2008
General and administrative expense	$11,020	$11,947	$(927)	(8%)
General and administrative expense is associated with administrative staffing, business development and marketing. For the three months ended March 31, 2009 compared to the three months ended March 31, 2008, professional outside services decreased by approximately $1.1 million and personnel costs decreased by approximately $0.5 million due to headcount reductions. These decreases were partially offset by increased stock-based compensation expense and increased information technology expenses.

Interest Income and Interest Expense (in thousands except percentages)

				Percentage
	Three months	Three months	Increase /	Increase /
	ended	ended	(Decrease)	(Decrease)
	March 31, 2009	March 31, 2008	2009 vs. 2008	2009 vs. 2008
Interest Income	$1,650	$5,013	$(3,363)	(67%)
Interest Expense	$(3,337)	$(3,918)	$(581)	(15%)
The decrease in interest income for the three months ended March 31, 2009, compared to the three months ended March 31, 2008, was primarily attributable to lower interest rates and a lower average balance of our cash, cash equivalents, and available-for-sale investments. The decrease in interest expense for the three months ended March 31, 2009, compared to the three months ended March 31, 2008, was primarily attributable to a lower average balance of convertible subordinated notes outstanding. We repurchased $100.0 million of our 3.25% convertible subordinated notes in the fourth quarter of 2008.
Liquidity and Capital Resources
We have financed our operations primarily through revenue from partner licensing and collaboration arrangements, public and private placements of debt and equity securities and financing of equipment acquisitions and certain tenant leasehold improvements.
We had cash, cash equivalents and short-term investments in marketable securities of $325.3 million and indebtedness of $242.4 million, including $215.0 million of 3.25% convertible subordinated notes, $21.3 million in capital lease obligations, and $6.1 million in other liabilities as of March 31, 2009.
Due to the recent adverse developments in the credit markets, we may experience reduced liquidity with respect to some of our short-term investments. These investments are generally held to maturity, which is less than one year. However, if the need arose to liquidate such securities before maturity, we may experience losses on liquidation. At March 31, 2009, the average portfolio duration was approximately three months and the contractual maturity of any single investment did not exceed twelve months. To date we have not experienced any liquidity issues with respect to these securities, but should such issues arise, we may be required to hold some, or all, of these securities until maturity. We believe that, even allowing for potential liquidity issues with respect to these securities, our remaining cash, cash equivalents, and short-term investments will be sufficient to meet our anticipated cash needs for at least the next twelve months. We have the ability and intent to hold our debt securities to maturity when they will be redeemed at full par value. Accordingly, we consider unrealized losses to be temporary and have not recorded a provision for impairment.
Cash flows used in operating activities
Cash flows used in operating activities for the three months ended March 31, 2009 totaled $42.4 million and includes $4.9 million for employee bonus payments related to services performed in 2008, $3.5 million for our semi-annual interest payment on our convertible subordinated notes, $2.7 million for severance payments for employees terminated in December 2008, and $31.7 million of other net operating cash uses. Because of the nature and timing of certain cash receipts and payments, net cash utilization is not expected to be ratable over the four quarters of the year.
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

Cash flows from investing activities
We purchased $5.1 million and $5.3 million of property and equipment in the three-months ended March 31, 2009 and 2008, respectively. For the three months ended March 31, 2009 we paid $4.8 million of previously expensed transaction costs related to the Novartis Pulmonary Asset Sale, which was completed on December 31, 2008.
Cash flows used in financing activities
Cash used in financing activities were not significant for the three months ended March 31, 2009 and for the three months ended March 31, 2008.
Contractual Obligations
In the three-months ended March 31, 2009, there was no material change to the summary of contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2008.
Off-Balance Sheet Arrangements
We do not utilize off-balance sheet financing arrangements as a source of liquidity or financing.
Critical Accounting Policies and Recent Accounting Pronouncements
EITF 07-1
In December 2007, the FASB ratified EITF Issue No. 07-1 (EITF 07-1), Accounting for Collaborative Arrangements, which defines collaborative arrangements and establishes reporting and disclosure requirements for transactions between participants in a collaborative arrangement and between participants in the arrangements and third parties. On January 1, 2009, we adopted EITF 07-1 retrospectively to all prior periods presented for all collaborative arrangements. The adoption of EITF 07-1 did not have a material impact on our financial statements.
FASB Staff Position No. 157-4
In April 2009, the FASB issued FASB Staff Position No. 157-4 (FSP 157-4), Determining Fair Value when the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides guidance on determining fair value when there is no active market or where the price inputs being used represent distressed sales. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009 and shall be applied prospectively. We do not expect the adoption of FSP 157-4 will have a material impact on our financial position or results of operations.
FASB Statement of Position No. 115-2 and 124-2
In April 2009, the FASB issued FASB Staff Position No. 115-2 and 124-2 (FSP 115-2 and 124-2), Recognition and Presentation of Other-Than-Temporary Impairments, which provides operational guidance for determining other-than-temporary impairments (OTTI) for debt securities. FSP 115-2 and 124-2 is effective for interim and annual periods ending after June 15, 2009. FSP FAS 115-2 and 124-2 requires a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption with a corresponding adjustment to Accumulated other comprehensive income. We do not expect the adoption of FSP 115-2 and 124-2 to have a material impact on our financial position or our results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our market risks at March 31, 2009 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008 on file with the Securities and Exchange Commission.
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
Changes in Internal Control Over Financial Reporting
We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the company. However, there was no change in our internal control over financial reporting that occurred in the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Approval of Non-Audit Services
In the three months ended March 31, 2009, the Audit Committee of the Board of Directors approved no non-audit related services to be provided by Ernst & Young LLP, our independent registered public accounting firm.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
Reference is hereby made to our disclosures in “Legal Matters” under Note 4 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q and the information under the heading “Legal Matters” is incorporated by reference herein.
Item 1A. Risk Factors
Investors in Nektar Therapeutics should carefully consider the risks described below before making an investment decision. The risks described below may not be the only ones relating to our company. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the twelve months ended December 31, 2008. Additional risks that we currently believe are immaterial may also impair our business operations. Our business, results of operation, financial condition, cash flow and future prospects and the trading price of our common stock and our abilities to repay our convertible notes could be harmed as a result of any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2008, including our consolidated financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission (“SEC”).
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
A number of companies in the pharmaceutical and biotechnology industries have suffered significant unforeseen setbacks in later stage clinical trials (i.e., Phase 2 or Phase 3 trials) due to factors such as inconclusive efficacy results and adverse medical events, even after achieving positive results in earlier trials that were satisfactory both to them and to reviewing regulatory agencies. Although we recently announced positive preliminary Phase 2 clinical results for Oral NKTR-118 (oral PEGylated naloxol), there are still substantial risks associated with the future outcome of a Phase 3 clinical trial and the regulatory review process. In addition, although NKTR-102 (PEGylated irinotecan) continues in active Phase 2 clinical development, there remains a significant uncertainty that this drug candidate will eventually receive regulatory approval or be a commercial success even if approved. The risk of failure is increased for our product candidates that are based on new technologies, such as the application of our advanced polymer conjugate technology to small molecules, including without limitation Oral NKTR-118 and NKTR-102. If our PEGylation and advanced polymer conjugate technologies fail to generate new drug candidates with positive clinical trial results and approved drugs, our business, results of operations, and financial condition would be materially harmed.

If we are unable to establish and maintain collaboration partnerships on attractive commercial terms, our business, results of operations and financial condition could suffer.
We intend to continue to seek partnerships with pharmaceutical and biotechnology partners to fund a portion of our research and development expenses and develop and commercialize our product candidates. For example, following the recent announcement of our preliminary Phase 2 clinical results for Oral NKTR-118 (oral PEGylated naloxol), we will be actively seeking a collaboration partner for this program. Our ability to successfully conclude a collaboration partnership for Oral NKTR-118 on commercially favorable terms, or at all, will have a significant impact on our business and financial position in 2009. The timing of any future partnership, as well as the terms and conditions of the partnership, will affect our ability to benefit from the relationship. If we are unable to find suitable partners or to negotiate collaborative arrangements with favorable commercial terms with respect to our existing and future product candidates or the licensing of our technology, or if any arrangements we negotiate, or have negotiated, are terminated, our business, results of operations and financial condition could suffer. While we may enter new collaboration or license agreements in 2009, we currently expect revenue to decrease in 2009 as a result of the termination of our collaboration agreements with Novartis Vaccines and Diagnostics, Inc. for Tobramycin inhalation powder (TIP) and our assignment of our rights and obligations, other than certain royalty rights, related to the Cipro Inhale program partnered with Schering Pharma AG. Revenue from the TIP and Cipro Inhale collaboration agreements was $3.9 million and $2.7 million, or 20% and 15% of revenue, respectively for the three months ended March 31, 2008. We will not receive any revenue related to these programs in 2009.
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

From time to time, we have informal dispute resolution discussions with third parties regarding the appropriate interpretation of the complex commercial terms contained in our agreements. One or more disputes may arise in the future regarding our collaborative contracts or the Novartis Pulmonary Asset Sale that may ultimately result in costly litigation and unfavorable interpretation of contract terms, which would have a material adverse impact on our business, results of operations or financial condition.
If we or our partners are not able to manufacture drugs in quantities and at costs that are commercially feasible, our proprietary and partnered product candidates may experience clinical delays or constrained commercial supply which could significantly harm our business.
If we are not able to scale-up manufacturing to meet the drug quantities required to support large clinical trials or commercial manufacturing in a timely manner or at a commercially reasonable cost, we risk delaying our clinical trials or those of our partners and may breach contractual obligations and incur associated damages and costs. In some cases, we may subcontract manufacturing or other services. For instance, we entered a service agreement with Novartis pursuant to which we subcontract to Novartis certain important services to be performed in relation to our partnered program for BAY41-6551 with Bayer Healthcare LLC. If our subcontractors do not dedicate adequate resources to our programs, we risk breach of our obligations to our partners. Building and validating large scale clinical or commercial-scale manufacturing facilities and processes, recruiting and training qualified personnel and obtaining necessary regulatory approvals is complex, expensive and time consuming. In the past we have encountered challenges in scaling up manufacturing to meet the requirements of large scale clinical trials without making modifications to the drug formulation, which may cause significant delays in clinical development. Further, our drug and device combination products, such as BAY41-6551 and the Cipro Inhale program, require significant device design, formulation development work and manufacturing scale-up activities. As such, drug and device combinations are particularly complex, expensive, time-consuming and uncertain due to the number of variables involved in the final product design, including ease of patient/doctor use, maintenance of clinical efficacy, cost of manufacturing and other important factors. Failure to manufacture products in quantities or at costs that are commercially feasible could cause us not to meet our supply requirements, contractual obligations or other requirements for our proprietary product candidates and, as a result, would negatively impact our business, results of operations and financial condition.
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
The patent positions of pharmaceutical, medical device and biotechnology companies, such as ours, are uncertain and involve complex legal and factual issues. We own approximately 80 U.S. and approximately 335 foreign patents and a number of pending patent applications that cover various aspects of our technologies. We have filed patent applications, and plan to file additional patent applications, covering various aspects of our PEGylation and advanced polymer conjugate technologies. There can be no assurance that patents that have issued will be valid and enforceable or that patents for which we apply will issue with broad coverage, if at all. The coverage claimed in a patent application can be significantly reduced before the patent is issued and, as a consequence, our patent applications may result in patents with narrow coverage. Since publication of discoveries in scientific or patent literature often lags behind the date of such discoveries, we cannot be certain that we were the first inventor of inventions covered by our patents or patent applications. As part of the patent application process, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office, which could result in substantial cost to us, even if the eventual outcome is favorable. Further, an issued patent may undergo further proceedings to limit its scope so as not to provide meaningful protection and any claims that have issued, or that eventually issue, may be circumvented or otherwise invalidated. Any attempt to enforce our patents or patent application rights could be time consuming and costly. An adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from or to third parties or require us to cease using the technology in dispute. Even if a patent is issued and enforceable, because development and commercialization of pharmaceutical products can be subject to substantial delays, patents may expire early and provide only a short period of protection, if any, following commercialization of related products.
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
In the three months ended March 31, 2009, we reported net losses of $31.8 million. If and when we achieve profitability depends upon a number of factors, including the timing and recognition of milestone payments and license fees received, the timing of revenue under collaboration agreements, the amount of investments we make in our proprietary product candidates and the regulatory approval and market success of our product candidates. We may not be able to achieve and sustain profitability.
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
As of March 31, 2009, we had cash, cash equivalents, and short-term investments in marketable securities valued at approximately $325.3 million and approximately $242.4 million of indebtedness, including approximately $215.0 million in convertible subordinated notes due September 2012, $21.3 million in capital lease obligations, and $6.1 million of other long-term liabilities. We expect to use a substantial portion of our cash to fund our ongoing operations over the next few years. In the October and November 2008, we repurchased approximately $100.0 million in par value of our 3.25% convertible subordinated notes for an aggregate purchase price of $47.8 million.
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
Significant competition for our polymer conjugate chemistry technology platforms and our partnered and proprietary products and product candidates could make our technologies, products or product candidates obsolete or uncompetitive, which would negatively impact our business, results of operations and financial condition.
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
There are several competitors for our proprietary product candidates currently in development. For BAY41-6551 (Amikacin inhale), the current standard of care includes several approved intravenous antibiotics for the treatment of either hospital-acquired pneumonia or ventilator-associated pneumonia in patients on mechanical ventilators. For Oral NKTR-118 (PEGylated naloxol), there are currently several alternative therapies used to address opioid-induced constipation (OIC) and opioid-induced bowel dysfunction (OBD), including over-the-counter laxatives and stool softeners such as docusate sodium, senna and milk of magnesia. In addition, there are a number of companies developing potential products which are in various stages of clinical development and are being evaluated for the treatment of OIC and OBD in different patient populations, including Adolor Corporation, GlaxoSmithKline plc, Progenics Pharmaceuticals, Inc., Wyeth, Mundipharma Int. Limited, Sucampo Pharmaceuticals and Takeda Pharmaceutical Company Limited. For NKTR-102 (PEG-irinotecan), there are a number of approved therapies for the treatment of colorectal cancer, including Eloxatin, Camptosar, Avastin, Erbitux, Vectibux, Xeloda, Adrucil and Wellcovorin. In addition, there are a number of drugs in various stages of preclinical and clinical development from companies exploring cancer therapies or improved chemotherapeutic agents to potentially treat colorectal cancer, including, but not limited to, products in development from Bristol-Myers Squibb Company, Pfizer, Inc., GlaxoSmithKline plc, Antigenics, Inc., F. Hoffmann-La Roche Ltd, Novartis AG, Cell Therapeutics, Inc., Neopharm Inc., Meditech Research Ltd, Alchemia Limited, Enzon Pharmaceuticals, Inc. and others.

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
Our stock price is volatile. During the three months ended March 31, 2009, based on closing bid prices on the NASDAQ Global Select Market, our stock price ranged from $4.03 to $5.79 per share. We expect our stock price to remain volatile. In addition, as our convertible senior notes are convertible into shares of our common stock, volatility or depressed prices of our common stock could have a similar effect on the trading price of our notes. Also, interest rate fluctuations can affect the price of our convertible senior notes. A variety of factors may have a significant effect on the market price of our common stock or notes, including:
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
None, including no purchases of any class of our equity securities by us or any affiliate pursuant to any publicly announced repurchase plan in the three months ended March 31, 2009.
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
Date: May 8, 2009

By:	/s/ Jillian B. Thomsen
Jillian B. Thomsen
Vice President and Chief Accounting Officer
Date: May 8, 2009

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