Form 10-Q
period 2009-06-30
NEKTAR THERAPEUTICS
filed 2009-08-05
CIK 906709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 92,657,711 on July 31, 2009.

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

PART I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements — Unaudited:
NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share information)
(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$114,992	$155,584
Short-term investments	179,311	223,410
Accounts receivable, net of allowance of nil and $92 at June 30, 2009 and December 31, 2008, respectively	8,473	11,161
Inventory	10,110	9,319
Other current assets	5,317	6,746

Total current assets	$318,203	$406,220
Property and equipment, net	75,024	73,578
Goodwill	76,501	76,501
Other assets	3,270	4,237

Total assets	$472,998	$560,536

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,931	$13,832
Accrued compensation	6,883	11,570
Accrued clinical trial expenses	12,110	17,622
Accrued expenses	7,201	9,923
Deferred revenue, current portion	8,770	10,010
Other current liabilities	5,421	5,417

Total current liabilities	$45,316	$68,374
Convertible subordinated notes	214,955	214,955
Capital lease obligations	19,616	20,347
Deferred revenue	52,696	55,567
Deferred gain	5,463	5,901
Other long-term liabilities	4,354	5,238

Total liabilities	$342,400	$370,382
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized Series A; 3,100 shares designated; no shares issued or outstanding at June 30, 2009 and December 31, 2008	—	—
Common stock, $0.0001 par value; 300,000 shares authorized; 92,561 shares and 92,503 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	9	9
Capital in excess of par value	1,317,577	1,312,796
Accumulated other comprehensive income	978	1,439
Accumulated deficit	(1,187,966)	(1,124,090)

Total stockholders’ equity	130,598	190,154

Total liabilities and stockholders’ equity	$472,998	$560,536

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue:
Product sales and royalties	$10,525	$9,010	$16,995	$19,381
Collaboration and other	2,463	11,391	5,704	21,012

Total revenue	12,988	20,401	22,699	40,393
Operating costs and expenses:
Cost of goods sold	10,231	5,444	15,330	12,671
Other cost of revenue	—	1,487	—	6,821
Research and development	24,150	33,500	48,040	70,873
General and administrative	9,087	13,328	20,107	25,275

Total operating costs and expenses	43,468	53,759	83,477	115,640

Loss from operations	(30,480)	(33,358)	(60,778)	(75,247)
Non-operating income (expense):
Interest income	950	3,190	2,600	8,203
Interest expense	(2,948)	(3,929)	(6,285)	(7,847)
Other income, net	203	769	248	1,071

Total non-operating income (expense)	(1,795)	30	(3,437)	1,427
Loss before provision for income taxes	(32,275)	(33,328)	(64,215)	(73,820)
(Benefit) provision for income taxes	(206)	47	(339)	260

Net loss	$(32,069)	$(33,375)	$(63,876)	$(74,080)

Basic and diluted net loss per share	$(0.35)	$(0.36)	$(0.69)	$(0.80)

Shares used in computing basic and diluted net loss per share	92,556	92,400	92,536	92,365

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(63,876)	$(74,080)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,359	11,820
Stock-based compensation	4,691	3,863
Other non-cash transactions	56	(309)
Changes in assets and liabilities:
Decrease (increase) in trade accounts receivable	2,362	9,570
Decrease (increase) in inventory	(791)	2,021
Decrease (increase) in other assets	1,284	(6,026)
Increase (decrease) in accounts payable	(5,513)	(1,727)
Increase (decrease) in accrued compensation	(4,687)	(3,676)
Increase (decrease) in accrued clinical trial expenses	(5,512)	10,160
Increase (decrease) in accrued expenses to contract manufacturers	—	(40,444)
Increase (decrease) in accrued expenses	(1,344)	(1,061)
Increase (decrease) in deferred revenue	(4,111)	(5,321)
Increase (decrease) in other liabilities	(995)	(1,215)

Net cash used in operating activities	$(71,077)	$(96,425)

Cash flows from investing activities:
Purchases of investments	(186,016)	(334,685)
Sales of investments	7,627	28,590
Maturities of investments	221,948	369,337
Transaction costs from Novartis pulmonary asset sale	(4,440)	—
Purchases of property and equipment	(7,999)	(10,349)

Net cash provided by investing activities	$31,120	$52,893

Cash flows from financing activities:
Payments of loan and capital lease obligations	(616)	(1,151)
Proceeds from issuances of common stock	90	383

Net cash used in financing activities	$(526)	$(768)

Effect of exchange rates on cash and cash equivalents	(109)	(164)

Net decrease in cash and cash equivalents	$(40,592)	$(44,464)
Cash and cash equivalents at beginning of period	155,584	76,293

Cash and cash equivalents at end of period	$114,992	$31,829

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEKTAR THERAPEUTICS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)
Note 1—Organization and Summary of Significant Accounting Policies
Organization
We are a clinical-stage biopharmaceutical company headquartered in San Carlos, California and incorporated in Delaware. We are developing a pipeline of drug candidates that utilize our PEGylation and advanced polymer conjugate technology platforms designed to improve the therapeutic benefits of drugs.
Basis of Presentation and Principles of Consolidation
Our condensed consolidated financial statements include the financial position, results of operations and cash flows of our wholly-owned subsidiaries: Nektar Therapeutics AL, Corporation (Nektar AL), Nektar Therapeutics (India) Private Limited, Nektar Therapeutics UK, Ltd. (Nektar UK) and Aerogen, Inc. The merger of Nektar AL, an Alabama corporation, with and into its parent corporation, Nektar Therapeutics, was made effective July 31, 2009. As of the effective date, the separate existence of the Alabama corporation ceased, and all rights, privileges, powers and franchises of the Alabama corporation are vested in Nektar Therapeutics, the surviving corporation. All intercompany accounts and transactions have been eliminated in consolidation.
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
Revenues, expenses, assets, and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim Condensed Consolidated Financial Statements may not be the same as those for the full year. We completed the sale of certain assets related to our pulmonary business, associated technology and intellectual property to Novartis Pharma AG and Novartis Pharmaceuticals Corporation (together referred to as Novartis) on December 31, 2008; as a result, our results of operations for the three and six months ended June 30, 2009 are not comparable to the three and six month periods ended June 30, 2008.
The accompanying Condensed Consolidated Balance Sheet as of June 30, 2009, the Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2009 and 2008, and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008 are unaudited. The Condensed Consolidated Balance Sheet data as of December 31, 2008 was derived from the audited consolidated financial statements which are included in our Annual Report on Form 10-K filed with the SEC on March 6, 2009. The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes to those financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.
We evaluated subsequent events through August 5, 2009, the date on which this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission.
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
Significant Concentrations
Our customers are primarily pharmaceutical and biotechnology companies that are located in the U.S. and Europe. Our accounts receivable balance contains billed and unbilled trade receivables from product sales and royalties and collaborative research agreements. We provide for an allowance for doubtful accounts by reserving for specifically identified doubtful accounts. We generally do not require collateral from our customers. We regularly review our customers’ payment histories and associated credit risk. We have not experienced significant credit losses from our accounts receivable.
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

For the six months ended June 30, 2009, we have recorded an overall benefit of $0.3 million for income taxes, comprised of a U.S. federal and state income tax benefit of $0.4 million relating primarily to a refundable credit under the American Recovery and Reinvestment Tax Act of 2009 and a foreign income tax provision for India of $0.1 million. The effective tax rate for India is approximately 34%.
As of June 30, 2009, we have net deferred tax assets for temporary differences related to our operations in India and we continue to provide a full valuation allowance against our U.S. net deferred tax assets.
We maintain liabilities for uncertain tax benefits within our non-current income taxes payable accounts. These liabilities involve judgment and estimation and are monitored by management based on the best information available including changes in tax regulations, the outcome of relevant court cases and other information. As of December 31, 2008, we had $11.7 million of unrecognized tax benefits. There were no material changes to these amounts during the six months ended June 30, 2009. Any adjustments to our uncertain tax positions would result in an adjustment of our net operating loss or tax credit carry forwards rather than resulting in a cash outlay. We currently have a full valuation allowance against our net deferred tax asset which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future. It is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next twelve months. We do not anticipate any significant changes to unrecognized tax benefits over the next twelve months.
Recent Accounting Pronouncements
SFAS No. 168
In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (SFAS 168). The statement confirmed that the FASB Accounting Standards Codification (the Codification) will become the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (EITF), and related literature. After that date, only one level of authoritative U.S. GAAP will exist. All other literature will be considered non-authoritative. The Codification does not change U.S. GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification, which changes the referencing of financial standards, becomes effective for interim and annual periods ending on or after September 15, 2009. We will apply the Codification beginning in the third quarter of 2009. We do not expect the adoption of SFAS 168 to have any substantive impact on our Condensed Consolidated Financial Statements or related footnotes.
SFAS No. 165
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. SFAS 165 also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. This statement is effective for interim or annual reporting periods ending after June 15, 2009. We adopted SFAS 165 during the quarter ended June 30, 2009, which did not have a material impact on our financial position or results of operations.
FASB Staff Position No. 157-4
In April 2009, the FASB issued FASB Staff Position No. 157-4 (FSP 157-4), Determining Fair Value when the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides guidance on determining fair value when there is no active market or where the price inputs being used represent distressed sales. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. We adopted the provisions of FSP 157-4 during the quarter ended June 30, 2009, which did not have a material impact on our financial position or results of operations.
FASB Statement of Position No. 115-2 and 124-2
In April 2009, the FASB issued FASB Staff Position No. 115-2 and 124-2 (FSP 115-2 and 124-2), Recognition and Presentation of Other-Than-Temporary Impairments, which provides operational guidance for determining other-than-temporary impairments for debt securities. FSP 115-2 and 124-2 is effective for interim and annual periods ending after June 15, 2009. We adopted the provisions of FSP 115-2 and 124-2 during the quarter ended June 30, 2009, which did not have a material impact on our financial position or results of operations.

Note 2—Cash, Cash Equivalents, and Available-For-Sale Investments
Cash, cash equivalents, and available-for-sale investments are as follows (in thousands):

	Estimated Fair Value at
	June 30, 2009	December 31, 2008
Cash and cash equivalents	$114,992	$155,584
Short-term investments (less than one year to maturity)	179,311	223,410

Total cash, cash equivalents, and available-for-sale investments	$294,303	$378,994

Our portfolio of cash, cash equivalents, and available-for-sale investments includes (in thousands):

	Estimated Fair Value at
	June 30, 2009	December 31, 2008
Cash and money market funds	$106,994	$145,394
Obligations of U.S. government agencies	85,574	91,667
Obligations of U.S. corporations	74,271	26,275
U.S. corporate commercial paper	22,452	115,658
Obligations of U.S. states and municipalities	5,012	—

Total cash, cash equivalents, and available-for-sale investments	$294,303	$378,994

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in liquid, high quality debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in short-term securities and maintain a weighted average maturity of one year or less. At June 30, 2009, the average portfolio duration was approximately five months and the contractual maturity of any single investment did not exceed twelve months. At December 31, 2008, the average portfolio duration was approximately two months and the contractual maturity of any single investment did not exceed twelve months.
Gross unrealized gains and losses were insignificant at June 30, 2009 and at December 31, 2008. The gross unrealized losses were primarily due to changes in interest rates on fixed income securities. Based on our available cash and our expected operating cash requirements we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before we recover the amortized cost basis. Accordingly, we believe there are no other-than-temporary impairments on these securities and have not recorded a provision for impairment.
The following table represents the fair value hierarchy for our financial assets measured at fair value on a recurring basis as of June 30, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$104,160	$—	$—	$104,160
Obligations of U.S. government agencies	—	85,574	—	85,574
Obligations of U.S. corporations	—	74,271	—	74,271
U.S. corporate commercial paper	—	22,452	—	22,452
Obligations of U.S. states and municipalities	—	5,012	—	5,012

Cash equivalents and available-for-sale investments	$104,160	$187,309	$—	$291,469
Cash				2,834

Cash, cash equivalents, and available-for-sale investments				$294,303

The following table represents the fair value hierarchy for our financial assets measured at fair value on a recurring basis as of December 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$134,686	$—	$—	$134,686
U.S. corporate commercial paper	—	115,658	—	115,658
Obligations of U.S. government agencies	—	91,667	—	91,667
Obligations of U.S. corporations	—	26,275	—	26,275

Cash equivalents and available-for-sale investments	$134,686	$233,600	$—	$368,286
Cash				10,708

Cash, cash equivalents, and available-for-sale investments				$378,994

Level 1 —	Quoted prices in active markets for identical assets or liabilities.

Level 2 —
Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 —	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Note 3 —Inventory
Inventory consists of the following (in thousands):

	June 30, 2009	December 31, 2008
Raw materials	$6,603	$6,964
Work-in-process	618	1,743
Finished goods	2,889	612

Total	$10,110	$9,319

Inventory includes direct materials, direct labor, and manufacturing overhead and is computed on a first-in, first-out basis. Inventory is stated at the lower of cost or market and is net of reserves of $4.3 million and $5.0 million as of June 30, 2009 and December 31, 2008, respectively. Reserves are determined using specific identification plus an estimated reserve for potential defective or excess inventory based on historical experience or projected usage. Inventory is manufactured upon receipt of firm purchase orders from our licensing partners.
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
To date we have not incurred costs to defend lawsuits or settle claims related to these indemnification obligations. If any of our indemnification obligations is triggered, we may incur substantial liabilities. Because the obligated amount under these agreements is not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. No liabilities have been recorded for these obligations on our Consolidated Balance Sheets as of June 30, 2009 or December 31, 2008.

Note 5—Collaborative Agreements
On August 1, 2007, we entered into a co-development, license and co-promotion agreement with Bayer Healthcare LLC to develop a specially-formulated inhaled Amikacin (BAY41-6551). We are responsible for any future development of the nebulizer device included in the Amikacin product through the completion of Phase 3 clinical trials and scale-up for commercialization. Bayer Healthcare LLC is responsible for most future clinical development (other than $10.0 million of Phase 3 clinical trial costs to be reimbursed by Nektar) and commercialization costs, all activities to support worldwide regulatory filings, approvals and related activities, further development of BAY41-6551 and final product packaging. We received an upfront payment of $40.0 million and performance milestone payments of $20.0 million, the second performance milestone of $10.0 million will be used to reimburse Bayer for Phase 3 clinical trial costs. We recognized milestone revenue of $1.2 million and $2.6 million during the three month periods ended June 30, 2009 and 2008, respectively, and $2.6 million and $3.3 million during the six month periods ended June 30, 2009 and 2008, respectively, included in Collaboration and other revenue in our Condensed Consolidated Statement of Operations. As of June 30, 2009 and December 31, 2008, $36.1 million and $38.7 million, respectively, of collaborative revenue was recorded as deferred revenue in our Condensed Consolidated Balance Sheets. We are entitled to development milestones and sales milestones upon achievement of certain annual sales targets and royalties based on annual worldwide net sales of BAY41-6551.
Note 6—Stock-Based Compensation
Total stock-based compensation costs were recorded in our Condensed Consolidated Financial Statements as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Cost of goods sold, net of inventory change	$78	$91	$153	$121
Other cost of revenue	—	—	—	23
Research and development expense	822	1,141	1,484	1,110
General and administrative expense	1,466	1,547	3,054	2,609

Total stock-based compensation costs	$2,366	$2,779	$4,691	$3,863

Aggregate Unrecognized Stock-Based Compensation Expense
Aggregate total unrecognized stock-based compensation expense is expected to be recognized as follows (in thousands):

As of
Fiscal Year	June 30, 2009
2009 (remaining 6 months)	$5,021
2010	8,916
2011	7,808
2012	3,271
2013 and thereafter	1,136

$26,152

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

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Convertible subordinated notes	9,989	14,638	9,989	14,638
Stock options	14,604	15,064	14,945	13,590

Total	24,593	29,702	24,934	28,228

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
During 2009, we expect to continue to make substantial investments to advance our pipeline of drug candidates from early stage discovery research through clinical development. On March 2, 2009, we announced that we were terminating our Phase 2 clinical trial for Oral NKTR-118 (oral PEGylated naloxol) as a result of positive preliminary results. We also have several Phase 2 clinical trials for NKTR-102 (PEGylated irinotecan) directed at a number of different indications in the oncology therapeutic area already underway or scheduled to begin during 2009. In addition, on February 17, 2009, we announced that we had dosed the first patient in a Phase 1 clinical trial for NKTR-105 (PEGylated docetaxel) for patients with refractory solid tumors. We also have several other products in the early discovery or preclinical stage that we are preparing to move into clinical development.
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
Key Developments and Trends in Liquidity and Capital Resources
At June 30, 2009, we had approximately $294.3 million in cash, cash equivalents, and short-term investments and $241.2 million in indebtedness. We may from time to time purchase or retire convertible subordinated notes through cash purchase or exchanges for other securities of the Company in open market or privately negotiated transactions, depending on, among other factors, our levels of available cash and the price at which such convertible notes are available for purchase. We will evaluate such transactions, if any, in light of then-existing market conditions. These transactions, individually or in the aggregate, may be material to our business.

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
Results of Operations
Three Months and Six Months Ended June 30, 2009 and 2008
Revenue (in thousands, except percentages)

				Percentage
	Three months	Three months	Increase /	Increase /
	ended	ended	(Decrease)	(Decrease)
	June 30, 2009	June 30, 2008	2009 vs. 2008	2009 vs. 2008
Product sales and royalties	$10,525	$9,010	$1,515	17%
Collaboration and other	2,463	11,391	(8,928)	(78%)

Total revenue	$12,988	$20,401	$(7,413)	(36%)

				Percentage
	Six months	Six months	Increase /	Increase /
	ended	ended	(Decrease)	(Decrease)
	June 30, 2009	June 30, 2008	2009 vs. 2008	2009 vs. 2008
Product sales and royalties	$16,995	$19,381	$(2,386)	(12%)
Collaboration and other	5,704	21,012	(15,308)	(73%)

Total revenue	$22,699	$40,393	$(17,694)	(44%)

Our revenue is derived from our collaboration agreements, under which we may receive contract research payments, milestone payments based on clinical progress, regulatory progress or net sales achievements, royalties or product sales revenue. Significant variations in the timing of receipt of cash payments and our recognition of revenue can result from the nature of significant milestone payments based on the execution of new collaboration agreements, the timing of clinical, regulatory or sales events which often result in single milestone payments and the timing and success of the commercial launch of new drugs by our collaboration partners.
The decrease in total revenue for the three months and six months ended June 30, 2009 compared to the three months and six months ended June 30, 2008, was primarily attributable to the termination of our Tobramycin Inhalation Powder (TIP) collaboration agreement with Novartis Vaccines and Diagnostics Inc. and the assignment of our Cipro Inhale collaboration agreement with Bayer Schering Pharma AG to Novartis. Pursuant to the terms of the transaction in which we assigned this collaboration agreement to Novartis, we maintain the right to receive certain potential royalties in the future based on net product sales if Cipro Inhale receives regulatory approval and is successfully commercialized.
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

Product sales and royalties
The decrease in product sales and royalties for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 is attributable to lower product sales volumes to our collaboration partners. The increase in product sales and royalties for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 resulted from changes in the timing of shipments.
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
The decrease in Collaboration and other revenue for the three months and six months ended June 30, 2009 compared to the three months and six months ended June 30, 2008 is attributable to the termination of our TIP collaboration agreement and the assignment of the Cipro Inhale collaboration agreement that each accounted for approximately $6.9 million and $13.5 million of Collaboration and other revenue, respectively. We do not expect to recognize any revenue related to these two agreements in 2009.
The timing and future success of our product development programs are subject to a number of risks and uncertainties. See “Part II, Item 1A—Risk Factors” for discussion of the risks associated with our partnered research and development programs.
Cost of Goods Sold and Product Gross Margin (in thousands, except percentages)

				Percentage
	Three months	Three months	Increase /	Increase /
	ended	ended	(Decrease)	(Decrease)
	June 30, 2009	June 30, 2008	2009 vs. 2008	2009 vs. 2008
Cost of goods sold	$10,231	$5,444	$4,787	88%
Product gross margin	$294	$3,566	$(3,272)	(92%)
Product gross margin %	3%	40%

				Percentage
	Six months	Six months	Increase /	Increase /
	ended	ended	(Decrease)	(Decrease)
	June 30, 2009	June 30, 2008	2009 vs. 2008	2009 vs. 2008
Cost of goods sold	$15,330	$12,671	$2,659	(21%)
Product gross margin	$1,665	$6,710	$(5,045)	(75%)
Product gross margin %	10%	35%
For the three months ended June 30, 2009 compared to the three months ended June 30, 2008, the decrease in product gross margin percentage is attributable to a shift in product mix and decreased manufacturing volume; the decreased manufacturing volume resulted in increased unabsorbed manufacturing overhead recognized as Cost of goods sold.
For the six months ended June 30, 2009 compared to the six months ended June 30, 2008, Cost of goods sold increased despite a decrease in Product sales; lower production volumes during 2009 resulted in increased in unabsorbed manufacturing overhead costs. The lower product gross margin percentage is also attributable to a shift in the product mix and a $2.1 million success fee that became due to one of our former consulting firms as the final payment due under the agreement recognized during the first quarter of 2009.
As a result of the fixed cost base associated with our manufacturing activities, we expect product gross margin to fluctuate period to period depending on the level of manufacturing orders from our customers.

Other Cost of Revenue (in thousands, except percentages)

Percentage
	Three months	Three months	Increase /	Increase /
	ended	ended	(Decrease)	(Decrease)
	June 30, 2009	June 30, 2008	2009 vs. 2008	2009 vs. 2008
Other cost of revenue	$—	$1,487	$(1,487)	n/a

Percentage
	Six months	Six months	Increase /	Increase /
	ended	ended	(Decrease)	(Decrease)
	June 30, 2009	June 30, 2008	2009 vs. 2008	2009 vs. 2008
Other cost of revenue	$—	$6,821	$(6,821)	n/a
Other cost of revenue for the three months and six months ended June 30, 2008 includes the costs of maintaining our Exubera manufacturing capacity after the termination of the Pfizer agreements on November 9, 2007 through the termination of our inhaled insulin programs in April 2008.
Research and Development Expense (in thousands, except percentages)

Percentage
	Three months	Three months	Increase /	Increase /
	ended	ended	(Decrease)	(Decrease)
	June 30, 2009	June 30, 2008	2009 vs. 2008	2009 vs. 2008
Research and development expense	$24,150	$33,500	$(9,350)	(28%)

Percentage
	Six months	Six months	Increase /	Increase /
	ended	ended	(Decrease)	(Decrease)
	June 30, 2009	June 30, 2008	2009 vs. 2008	2009 vs. 2008
Research and development expense	$48,040	$70,873	$(22,833)	(32%)
Research and development expenses consist primarily of personnel costs, including salaries, benefits, and stock-based compensation, clinical studies performed by contract research organizations (CROs), materials and supplies, licenses and fees, and overhead allocations consisting of various support and facilities related costs.
The decrease in Research and development expense for the three months and six months ended June 30, 2009 compared to the three months and six months ended June 30, 2008, is primarily attributable to the completion of the sale of certain assets related to our pulmonary business, associated property, and intellectual property to Novartis on December 31, 2008 (referred to as the “Novartis Pulmonary Asset Sale”) and the workforce reduction executed in February 2008. As part of the Novartis Pulmonary Asset Sale, we transferred approximately 140 of our personnel dedicated to our pulmonary operations and our San Carlos research and manufacturing facility to Novartis. In addition, we ceased research activities on the TIP research and development program, the Cipro Inhale program and certain other proprietary pulmonary development programs. For the three months and six months ended June 30, 2009 compared to the three months and six months ended June 30, 2008, personnel costs decreased by approximately $4.5 million and $13.9 million, respectively, and facilities costs decreased by approximately $4.4 million and $8.2 million, respectively.
General and Administrative Expense (in thousands, except percentages)

Percentage
	Three months	Three months	Increase /	Increase /
	ended	ended	(Decrease)	(Decrease)
	June 30, 2009	June 30, 2008	2009 vs. 2008	2009 vs. 2008
General and administrative expense	$9,087	$13,328	$(4,241)	(32%)

Percentage
	Six months	Six months	Increase /	Increase /
	ended	ended	(Decrease)	(Decrease)
	June 30, 2009	June 30, 2008	2009 vs. 2008	2009 vs. 2008
General and administrative expense	$20,107	$25,275	$(5,168)	(20%)
General and administrative expense is associated with administrative staffing, business development and marketing. For the three months and six months ended June 30, 2009 compared to the three months and six months ended June 30, 2008, personnel costs decreased by approximately $1.3 million and $2.4 million, respectively, due to headcount reductions, marketing costs decreased by approximately $0.6 million and $1.0 million, respectively, professional outside service costs decreased by approximately $0.7 million and $1.0 million, respectively, and patent fees decreased by $0.3 million and $0.5 million, respectively, due to the transfer of pulmonary specific intellectual property as part of the Novartis Pulmonary Asset Sale. Additionally, for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, stock-based compensation expense decreased by $0.2 million.

Interest Income and Interest Expense (in thousands, except percentages)

				Percentage
	Three months	Three months	Increase /	Increase /
	ended	ended	(Decrease)	(Decrease)
	June 30, 2009	June 30, 2008	2009 vs. 2008	2009 vs. 2008
Interest Income	$950	$3,190	$(2,240)	(70%)
Interest Expense	$(2,948)	$(3,929)	$(981)	(25%)

				Percentage
	Six months	Six months	Increase /	Increase /
	ended	ended	(Decrease)	(Decrease)
	June 30, 2009	June 30, 2008	2009 vs. 2008	2009 vs. 2008
Interest Income	$2,600	$8,203	$(5,603)	(68%)
Interest Expense	$(6,285)	$(7,847)	$(1,562)	(20%)
The decrease in interest income for the three months and six months ended June 30, 2009, compared to the three months and six months ended June 30, 2008, was primarily attributable to lower interest rates and a lower average balance of our cash, cash equivalents, and short-term investments. The decrease in interest expense for the three months and six months ended June 30, 2009, compared to the three months and six months ended June 30, 2008, was primarily attributable to a lower average balance of convertible subordinated notes outstanding. We repurchased $100.0 million of our 3.25% convertible subordinated notes in the fourth quarter of 2008.
Liquidity and Capital Resources
We have financed our operations primarily through revenue from partner licensing, collaboration and manufacturing agreements, public and private placements of debt and equity securities and financing of equipment acquisitions and certain tenant leasehold improvements.
We had cash, cash equivalents and short-term investments in marketable securities of $294.3 million and indebtedness of $241.2 million, including $215.0 million of 3.25% convertible subordinated notes due September 2012sa, $21.0 million in capital lease obligations, and $5.2 million in other liabilities as of June 30, 2009.
Due to the recent adverse developments in the credit markets, we may experience reduced liquidity with respect to some of our short-term investments. These investments are generally held to maturity, which is less than one year. However, if the need arose to liquidate such securities before maturity, we may experience losses on liquidation. At June 30, 2009, the average portfolio duration was approximately five months and the contractual maturity of any single investment did not exceed twelve months. To date we have not experienced any liquidity issues with respect to these securities, but should such issues arise, we may be required to hold some, or all, of these securities until maturity. We believe that, even allowing for potential liquidity issues with respect to these securities, our remaining cash, cash equivalents, and short-term investments will be sufficient to meet our anticipated cash needs for at least the next twelve months. Based on our available cash and our expected operating cash requirements we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before we recover the amortized cost basis. Accordingly, we believe there are no other-than-temporary impairments on these securities and have not recorded a provision for impairment.
Cash flows used in operating activities
Cash flows used in operating activities for the six months ended June 30, 2009 totaled $71.1 million that includes $4.9 million for employee bonus payments related to services performed in 2008, $3.5 million for our semi-annual interest payment on our convertible subordinated notes, $2.7 million for severance payments for employees terminated in December 2008, and $60.0 million of other net operating cash uses. Because of the nature and timing of certain cash receipts and payments, net cash utilization is not expected to be ratable over the four quarters of the year. One of our collaboration partners has a one-time license extension option exercisable in December 2009. If this partner elects to exercise this license extension option right, we will receive a cash payment of $31.0 million in December 2009.

For the six months ended June 30, 2008, cash used in operations includes payments to Bespak Europe Ltd. and Tech Group North America, Inc. of $39.9 million for amounts due under our termination agreements with those companies related to the Exubera inhaler contract manufacturing agreement, all of which was recorded as an expense in 2007, $5.0 million to maintain Exubera inhaler manufacturing capacity at Tech Group’s facility, and $5.3 million for severance, employee benefits, and outplacement services in connection with our workforce reduction plans.
Cash flows from investing activities
We purchased $8.0 million and $10.3 million of property and equipment in the six months ended June 30, 2009 and 2008, respectively. During the six months ended June 30, 2009 we paid $4.4 million of previously expensed transaction costs related to the Novartis Pulmonary Asset Sale, which was completed on December 31, 2008.
Cash flows used in financing activities
Cash used in financing activities were not significant for the six months ended June 30, 2009 and for the six months ended June 30, 2008.
Contractual Obligations
In the three-months ended June 30, 2009, there was no material change to the summary of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2008.
Off-Balance Sheet Arrangements
We do not utilize off-balance sheet financing arrangements as a source of liquidity or financing.
Recent Accounting Pronouncements
SFAS No. 168
In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (SFAS 168). The statement confirmed that the FASB Accounting Standards Codification (the Codification) will become the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (EITF), and related literature. After that date, only one level of authoritative U.S. GAAP will exist. All other literature will be considered non-authoritative. The Codification does not change U.S. GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification, which changes the referencing of financial standards, becomes effective for interim and annual periods ending on or after September 15, 2009. We will apply the Codification beginning in the third quarter of 2009. We do not expect the adoption of SFAS 168 to have any substantive impact on our Condensed Consolidated Financial Statements or related footnotes.
SFAS No. 165
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. SFAS 165 also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. This statement is effective for interim or annual reporting periods ending after June 15, 2009. We adopted SFAS 165 during the quarter ended June 30, 2009, which did not have a material impact on our financial position or results of operations.

FASB Staff Position No. 157-4
In April 2009, the FASB issued FASB Staff Position No. 157-4 (FSP 157-4), Determining Fair Value when the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides guidance on determining fair value when there is no active market or where the price inputs being used represent distressed sales. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. We adopted the provisions of FSP 157-4 during the quarter ended June 30, 2009, which did not have a material impact on our financial position or results of operations.
FASB Statement of Position No. 115-2 and 124-2
In April 2009, the FASB issued FASB Staff Position No. 115-2 and 124-2 (FSP 115-2 and 124-2), Recognition and Presentation of Other-Than-Temporary Impairments, which provides operational guidance for determining other-than-temporary impairments for debt securities. FSP 115-2 and 124-2 is effective for interim and annual periods ending after June 15, 2009. We adopted the provisions of FSP 115-2 and 124-2 during the quarter ended June 30, 2009, which did not have a material impact on our financial position or results of operations.
Subsequent Events
We evaluated subsequent events through August 5, 2009, the date on which this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our market risks at June 30, 2009 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008 on file with the Securities and Exchange Commission.
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
Changes in Internal Control Over Financial Reporting
We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the company. However, there was no change in our internal control over financial reporting that occurred in the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Approval of Non-Audit Services
In the three months ended June 30, 2009, the Audit Committee of the Board of Directors approved no non-audit related services to be provided by Ernst & Young LLP, our independent registered public accounting firm.
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
We intend to continue to seek partnerships with pharmaceutical and biotechnology partners to fund a portion of our research and development expenses and develop and commercialize our product candidates. For example, following the recent announcement of our preliminary Phase 2 clinical results for Oral NKTR-118 (oral PEGylated naloxol), we are in the process of actively seeking a collaboration partner for this program. Our ability to successfully conclude a collaboration partnership for Oral NKTR-118 on commercially favorable terms, or at all, will have a significant impact on our business and financial position in 2009. The timing of any future partnership, as well as the terms and conditions of the partnership, will affect our ability to benefit from the relationship. If we are unable to find suitable partners or to negotiate collaborative arrangements with favorable commercial terms with respect to our existing and future product candidates or the licensing of our technology, or if any arrangements we negotiate, or have negotiated, are terminated, our business, results of operations and financial condition could suffer. While we may enter new collaboration or license agreements in 2009, we currently expect revenue to decrease in 2009 as a result of the termination of our collaboration agreements with Novartis Vaccines and Diagnostics, Inc. for Tobramycin inhalation powder (TIP) and our assignment of our rights and obligations, other than certain royalty rights, related to the Cipro Inhale program partnered with Bayer AG. Revenue from the TIP and Cipro Inhale collaboration agreements was $4.9 million and $2.0 million, or 24% and 10% of revenue, respectively for the three months ended June 30, 2008 and $8.8 million and $4.7 million, or 22% and 12% of revenue, respectively, for the six months ended June 30 2008. We will not receive any revenue related to these programs in 2009.
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
We often face very limited supply of a critical raw material that can only be obtained from a single, or a limited number of, suppliers, which could cause production delays, clinical trial delays, substantial lost revenue opportunity or contract liability to third parties. For example, there are only a limited number of qualified suppliers, and in some cases single source suppliers, for the raw materials included in our PEGylation and advanced polymer conjugate drug formulations, and any interruption in supply or failure to procure such raw materials on commercially feasible terms could harm our business by delaying our clinical trials, impeding commercialization of approved drugs or increasing operating loss to the extent we cannot pass on increased costs to a manufacturing customer.
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
In the three months and six months ended June 30, 2009, we reported net losses of $32.1 million and $63.9 million, respectively. If and when we achieve profitability depends upon a number of factors, including the timing and recognition of milestone payments and license fees received, the timing of revenue under collaboration agreements, the amount of investments we make in our proprietary product candidates and the regulatory approval and market success of our product candidates. We may not be able to achieve and sustain profitability.
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
As of June 30, 2009, we had cash, cash equivalents, and short-term investments in marketable securities valued at approximately $294.3 million and approximately $241.2 million of indebtedness, including approximately $215.0 million in convertible subordinated notes due September 2012, $21.0 million in capital lease obligations, and $5.2 million of other long-term liabilities. We expect to use a substantial portion of our cash to fund our ongoing operations over the next few years. In October and November 2008, we repurchased approximately $100.0 million in par value of our 3.25% convertible subordinated notes for an aggregate purchase price of $47.8 million.
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
Our stock price is volatile. During the three months ended June 30, 2009, based on closing bid prices on the NASDAQ Global Select Market, our stock price ranged from $5.02 to $6.94 per share. We expect our stock price to remain volatile. In addition, as our convertible senior notes are convertible into shares of our common stock, volatility or depressed prices of our common stock could have a similar effect on the trading price of our notes. Also, interest rate fluctuations can affect the price of our convertible senior notes. A variety of factors may have a significant effect on the market price of our common stock or notes, including:
•	announcements of data from, or material developments in, our clinical trials or those of our competitors, including delays in clinical development, approval or launch;
•	announcements by collaboration partners as to their plans or expectations related to products using our technologies;
•	announcements or terminations of collaboration agreements by us or our competitors;
•	fluctuations in our results of operations;
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None, including no purchases of any class of our equity securities by us or any affiliate pursuant to any publicly announced repurchase plan in the three months ended June 30, 2009.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
A.	The annual meeting of the stockholders was held on June 11, 2009.
B.	The following matters were voted upon at the annual meeting:
1.	To elect the following directors to hold office until the 2012 annual meeting of stockholders:

Nominee	For	Abstain
Robert B. Chess	79,359,564	1,022,501
Susan Wang	79,816,122	565,943
Roy A. Whitfield	78,952,354	1,429,711
In addition to the directors elected above, Michael A. Brown, Christopher A. Kuebler, Joseph J. Krivulka, Lutz Lingnau, and Howard W. Robin continued to serve as directors after the annual meeting.
2.	To ratify the appointment, by the audit committee of the board of directors, of Ernst & Young LLP as the independent registered public accounting firm for the fiscal year ending December 31, 2009.

For	Against	Abstain
79,625,028	563,288	194,630
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

Date: August 5, 2009

By:	/s/ Jillian B. Thomsen
Jillian B. Thomsen
Vice President and Chief Accounting Officer

Date: August 5, 2009

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