Form 10-Q
period 2009-09-30
NEKTAR THERAPEUTICS
filed 2009-11-05
CIK 906709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

☐	TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _______

Commission File Number: 0-24006

NEKTAR THERAPEUTICS
(Exact name of registrant as specified in its charter)

Delaware	94-3134940
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

201 Industrial Road
San Carlos, California 94070
(Address of principal executive offices)

650-631-3100
(Registrant’s telephone number, including area code)
___________________________________________________________________
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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 93,197,705 on October 30, 2009.

NEKTAR THERAPEUTICS

Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of this Quarterly Report on Form 10-Q, including any projections of earnings, revenue or other financial items, any statements regarding the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, any statements regarding expected benefits from the closing of the sale of pulmonary assets to Novartis on December 31, 2008, any statements regarded the timing of the move of our corporate headquarters to, and the estimated costs of, the facility subject to the Sublease with Pfizer dated September 30, 2009, any statements regarding the success of our collaborations, including in relation to the License Agreement with AstraZeneca AB dated September 20, 2009, and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, but not limited to, the risk factors set forth in “Part II, Item 1A—Risk Factors” below and for the reasons described elsewhere in this Quarterly Report on Form 10-Q. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof and we do not intend to update any forward-looking statements except as required by law or applicable regulations. Except where the context otherwise requires, in this Quarterly Report on Form 10-Q, the “Company,” “Nektar,” “we,” “us” and “our” refer to Nektar Therapeutics, a Delaware corporation, and, where appropriate, its subsidiaries.

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

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements — Unaudited:

NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share information)
(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$32,777	$155,584
Short-term investments	242,901	223,410
Accounts receivable, net of allowance of nil at September 30, 2009 and $92 at December 31, 2008, respectively	6,330	11,161
Inventory	8,930	9,319
Other current assets	7,275	6,746
Total current assets	$298,213	$406,220
Property and equipment, net	74,624	73,578
Goodwill	76,501	76,501
Other assets	3,313	4,237
Total assets	$452,651	$560,536
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,397	$13,832
Accrued compensation	9,711	11,570
Accrued clinical trial expenses	13,012	17,622
Accrued expenses	7,132	9,923
Deferred revenue, current portion	9,547	10,010
Other current liabilities	3,558	5,417
Total current liabilities	$49,357	$68,374
Convertible subordinated notes	214,955	214,955
Capital lease obligations	19,228	20,347
Deferred revenue	53,308	55,567
Deferred gain	5,245	5,901
Other long-term liabilities	4,458	5,238
Total liabilities	$346,551	$370,382
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized Series A; 3,100 shares designated; no shares issued or outstanding at September 30, 2009 and December 31, 2008	—	—
Common stock, $0.0001 par value; 300,000 shares authorized; 93,124 shares and 92,503 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	9	9
Capital in excess of par value	1,323,907	1,312,796
Accumulated other comprehensive income	1,117	1,439
Accumulated deficit	(1,218,933)	(1,124,090)
Total stockholders’ equity	106,100	190,154
Total liabilities and stockholders’ equity	$452,651	$560,536

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenue:
Product sales and royalties	$7,461	$9,474	$24,456	$28,855
Collaboration and other	2,762	11,965	8,466	32,977
Total revenue	10,223	21,439	32,922	61,832
Operating costs and expenses:
Cost of goods sold	5,691	5,349	21,021	18,020
Other cost of revenue	—	—	—	6,821
Research and development	23,474	38,265	71,514	109,138
General and administrative	9,917	12,386	30,024	37,661
Total operating costs and expenses	39,082	56,000	122,559	171,640
Loss from operations	(28,859)	(34,561)	(89,637)	(109,808)
Non-operating income (expense):
Interest income	560	2,375	3,160	10,578
Interest expense	(2,928)	(3,988)	(9,213)	(11,835)
Other income (expense), net	120	(588)	368	483
Total non-operating income (expense)	(2,248)	(2,201)	(5,685)	(774)
Loss before provision for income taxes	(31,107)	(36,762)	(95,322)	(110,582)
(Benefit) provision for income taxes	(140)	276	(479)	536
Net loss	$(30,967)	$(37,038)	$(94,843)	$(111,118)
Basic and diluted net loss per share	$(0.33)	$(0.40)	$(1.02)	$(1.20)
Shares used in computing basic and diluted net loss per share	92,789	92,425	92,621	92,413

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(94,843)	$(111,118)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,076	18,610
Stock-based compensation	7,290	6,955
Other non-cash transactions	(124)	759
Changes in assets and liabilities:
Decrease (increase) in trade accounts receivable	4,505	13,122
Decrease (increase) in inventory	389	2,326
Decrease (increase) in other assets	(1,272)	2,659
Increase (decrease) in accounts payable	(4,047)	(1,476)
Increase (decrease) in accrued compensation	(1,859)	(229)
Increase (decrease) in accrued clinical trial expenses	(4,610)	4,659
Increase (decrease) in accrued expenses to contract manufacturers	—	(40,444)
Increase (decrease) in accrued expenses	(1,413)	(1,390)
Increase (decrease) in deferred revenue	(2,722)	(11,972)
Increase (decrease) in other liabilities	(2,823)	2,474
Net cash used in operating activities	$(90,453)	$(115,065)
Cash flows from investing activities:
Purchases of investments	(298,054)	(411,417)
Sales of investments	11,923	28,590
Maturities of investments	266,202	506,348
Transaction costs from Novartis pulmonary asset sale	(4,440)	—
Purchases of property and equipment	(10,763)	(15,064)
Investment in Pearl Therapeutics Inc.	—	(4,236)
Net cash (used in) provided by investing activities	$(35,132)	$104,221
Cash flows from financing activities:
Payments of loan and capital lease obligations	(935)	(1,910)
Proceeds from issuances of common stock	3,821	477
Net cash provided by (used in) financing activities	$2,886	$(1,433)
Effect of exchange rates on cash and cash equivalents	(108)	(303)
Net decrease in cash and cash equivalents	$(122,807)	$(12,580)
Cash and cash equivalents at beginning of period	155,584	76,293
Cash and cash equivalents at end of period	$32,777	$63,713

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEKTAR THERAPEUTICS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
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

Revenue, expenses, assets, and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim Condensed Consolidated Financial Statements may not be the same as those for the full year. We completed the sale of certain assets related to our pulmonary business, associated technology and intellectual property to Novartis Pharma AG and Novartis Pharmaceuticals Corporation (together referred to as “Novartis”) on December 31, 2008; as a result, our results of operations for the three and nine months ended September 30, 2009 are not comparable to the three and nine month periods ended September 30, 2008.

The accompanying Condensed Consolidated Balance Sheet as of September 30, 2009, the Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2009 and 2008, and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 are unaudited. The Condensed Consolidated Balance Sheet data as of December 31, 2008 was derived from the audited consolidated financial statements which are included in our Annual Report on Form 10-K filed with the SEC on March 6, 2009. The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes to those financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

We evaluated subsequent events through November 4, 2009, the date on which this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission.

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

Reclassifications

Certain items previously reported in specific financial statement captions have been reclassified to conform to the current period presentation. Such reclassifications do not impact previously reported revenue, operating loss or net loss or total assets, liabilities or stockholders’ equity.

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

Revenue

We enter into collaborative research and development arrangements and technology license agreements with pharmaceutical and biotechnology partners that may involve multiple deliverables. Our arrangements may contain the following elements: upfront fees, contract research, milestone payments, manufacturing and supply, royalties, and license fees. We evaluate and account for our revenue arrangements as required by the Revenue Recognition Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).

Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable, and collection is reasonably assured. Allowances are established for estimated sales returns and uncollectible amounts.  Each deliverable in the arrangement is evaluated to determine whether it meets the criteria to be accounted for as a separate unit of accounting or whether it should be combined with other deliverables.

Product sales and royalties

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

Collaboration and other

Collaborative research and development arrangements

Upfront fees received are recognized ratably over our expected performance period under the arrangement. Management makes its best estimate of the period over which we expect to fulfill our performance obligations from the arrangement.  In collaborative research and development agreements we may have performance responsibilities through a certain phase of clinical development or through the commercial life of the product; the amortization period for upfront fees received may be as short as the development period, which is generally four to six years, or as long as the contractual life of the agreement, which is generally 10 to 12 years from the first commercial sale, or the end of the patent life, which is frequently 15 to 17 years.  Given the uncertainties of research and development collaborations, significant judgment is required to determine the duration of the performance period.

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

In arrangements in which we have a performance obligation, payments received for performance milestones achieved are deferred and recorded as revenue ratably over the period of time from the achievement of the milestone for which we received payment and our estimate of the date on which the next milestone will be achieved. Management makes its best estimate of the period of time until the next milestone is reached. The estimate affects the recognition of revenue for completion of the previous milestone. The original estimate is periodically evaluated to determine if circumstances have caused the estimate to change and if so, amortization of revenue is adjusted prospectively. Final milestone payments are recorded and recognized upon achieving the respective milestone, provided that collection is reasonably assured.

License Agreements

We have granted licenses for certain of our intellectual property assets for use in developing new molecules. We do not recognize revenue unless delivery has occurred. We consider delivery to have occurred when the license is granted on an exclusive basis and the license is for the duration of the intellectual property life.  If we have performance obligations beyond delivery of the license, such as to assist in the technology transfer process, we recognize revenue ratably over the estimated performance obligation period.

Income Taxes

 Our net income tax benefit is primarily comprised of a foreign income tax provision for India at an effective tax rate of 34% and a U.S. Federal income tax benefit relating to a refundable credit under the American Recovery and Reinvestment Act of 2009.

We account for income taxes under the liability method as prescribed by the Income Taxes Topic of the FASB ASC. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain.

Recent Accounting Pronouncements

FASB Accounting Standards Update 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements

In October 2009, the FASB published FASB Accounting Standards Update 2009-13, which amends the criteria to identify separate units of accounting within Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements.  The revised guidance also expands the disclosure required for multiple-element revenue arrangements.  FASB Accounting Standards Update 2009-13 is effective for fiscal years beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date.  Early adoption is permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption.  We are currently evaluating the impact of adoption on our financial position and our results of operations.

FASB Accounting Standards Codification

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“SFAS 168”). The statement confirmed that the FASB Accounting Standards Codification (the “Codification”) has become the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (“EITF”), and related literature. Only one level of authoritative U.S. GAAP exists. All other literature is now considered non-authoritative. The Codification did not change U.S. GAAP; instead, it introduced a new structure. The Codification, which changed the referencing of financial standards, became effective for interim and annual periods ending on or after September 15, 2009. We have applied the Codification beginning in this third quarter 2009 Form 10-Q and as a result, the majority of references to historically issued accounting pronouncements are now superseded by references to the FASB ASC. Certain accounting pronouncements, such as SFAS 168, will remain authoritative until they are integrated into the codification standard. The adoption of SFAS 168 has not had a substantive impact on our Condensed Consolidated Financial Statements or related footnotes.

Note 2—Cash, Cash Equivalents, and Available-For-Sale Investments

Cash, cash equivalents, and available-for-sale investments are as follows (in thousands):

	Estimated Fair Value at
	September 30, 2009	December 31, 2008
Cash and cash equivalents	$32,777	$155,584
Short-term investments (less than one year to maturity)	242,901	223,410
Total cash, cash equivalents, and available-for-sale investments	$275,678	$378,994

Our portfolio of cash, cash equivalents, and available-for-sale investments includes (in thousands):

	Estimated Fair Value at
	September 30, 2009	December 31, 2008
Cash and money market funds	$30,767	$145,394
Obligations of U.S. government agencies	120,386	91,667
Obligations of U.S. corporations	89,523	26,275
U.S. corporate commercial paper	29,976	115,658
Obligations of U.S. states and municipalities	5,026	—
Total cash, cash equivalents, and available-for-sale investments	$275,678	$378,994

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in liquid, high quality debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in short-term securities and maintain a weighted average maturity of one year or less. At September 30, 2009, the average portfolio duration was approximately six months and the contractual maturity of any single investment did not exceed twelve months. At December 31, 2008, the average portfolio duration was approximately two months and the contractual maturity of any single investment did not exceed twelve months.

Gross unrealized gains and losses were insignificant at September 30, 2009 and at December 31, 2008. The gross unrealized losses were primarily due to changes in interest rates on fixed income securities. Based on our available cash and our expected operating cash requirements we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before we recover the amortized cost basis. Accordingly, we believe there are no other-than-temporary impairments on these securities and have not recorded a provision for impairment.

The following table represents the fair value hierarchy for our financial assets measured at fair value on a recurring basis as of September 30, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$27,537	$—	$—	$27,537
Obligations of U.S. government agencies	—	120,386	—	120,386
Obligations of U.S. corporations	—	89,523	—	89,523
U.S. corporate commercial paper	—	29,976	—	29,976
Obligations of U.S. states and municipalities	—	5,026	—	5,026
Cash equivalents and available-for-sale investments	$27,537	$244,911	$—	$272,448
Cash				3,230
Cash, cash equivalents, and available-for-sale investments				$275,678

Level 1 —	Quoted prices in active markets for identical assets or liabilities.
Level 2 —
Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 —	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Note 3 —Inventory

Inventory consists of the following (in thousands):

	September 30, 2009	December 31, 2008
Raw materials	$5,864	$6,964
Work-in-process	207	1,743
Finished goods	2,859	612
Total	$8,930	$9,319

Inventory is manufactured upon receipt of firm purchase orders from our licensing partners. Inventory includes direct materials, direct labor, and manufacturing overhead and is computed on a first-in, first-out basis. Inventory is stated at the lower of cost or market and is net of reserves of $4.4 million and $5.0 million as of September 30, 2009 and December 31, 2008, respectively. Reserves are determined using specific identification plus an estimated reserve for potential defective or excess inventory based on historical experience or projected usage.

Note 4—Mission Bay Facility

On September 30, 2009, we entered into an operating sublease with Pfizer, Inc. for a 102,283 square foot facility located at 455 Mission Bay Boulevard, San Francisco, California (the “Mission Bay Facility”).  The Mission Bay Facility is currently under construction and is scheduled to be completed in the second half of 2010.  When completed, the Mission Bay Facility will include an R&D center with biology, chemistry, pharmacology, and clinical development capabilities, as well as all of our functions currently located in San Carlos, California, including our corporate headquarters. We are currently working with our architects and general contractor to complete our tenant improvement design for the Mission Bay Facility and the related scope, cost and timing of construction.

Under the terms of the sublease, we will begin making non-cancelable lease payments in 2014, four years following the earliest of (i) our substantial completion of the tenant improvements, (ii) our occupancy of the Mission Bay Facility, or (iii) August 1, 2010.  The Sublease term ends 114 months after occupancy but in no event later than January 30, 2020.  Rent expense will be recognized ratably over the sublease term.  In addition, throughout the term of the Sublease, we are responsible for paying certain costs and expenses specified in the sublease, including insurance costs and a pro rata share of operating expenses and applicable taxes for the Mission Bay Facility.  Our future minimum lease payments under the Mission Bay sublease total $21.3 million for the years 2014 through 2020.

Note 5 - Commitments and Contingencies

Legal Matters

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with the Contingencies Topic of the FASB ASC, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, ruling, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. If any unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations of that period or on our cash flows and liquidity.

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

As part of our pulmonary asset sale to Novartis that closed on December 31, 2008, we and Novartis made representations and warranties and entered into certain covenants and ancillary agreements which are supported by an indemnity obligation. In the event it was determined that we breached any of the representations and warranties or covenants and agreements made by us in the transaction documents, we could incur an indemnification liability depending on the timing, nature, and amount of any such claims.

To date we have not incurred costs to defend lawsuits or settle claims related to these indemnification obligations. If any of our indemnification obligations is triggered, we may incur substantial liabilities. Because the obligated amount under these agreements is not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. No liabilities have been recorded for these obligations on our Consolidated Balance Sheets as of September 30, 2009 or December 31, 2008.

Note 6—Collaborative Agreements

On August 1, 2007, we entered into a co-development, license and co-promotion agreement with Bayer Healthcare LLC to develop a specially-formulated inhaled Amikacin (BAY41-6551). We are responsible for any future development of the nebulizer device included in the Amikacin product through the completion of Phase 3 clinical trials and scale-up for commercialization. Bayer Healthcare LLC is responsible for most future clinical development (other than $10.0 million of Phase 3 clinical trial costs to be reimbursed by Nektar) and commercialization costs, all activities to support worldwide regulatory filings, approvals and related activities, further development of BAY41-6551 and final product packaging. We received an upfront payment of $40.0 million and performance milestone payments of $20.0 million, of which the second performance milestone of $10.0 million will be used to reimburse Bayer for Phase 3 clinical trial costs. We recognized milestone revenue of $1.2 million and $5.2 million during the three month periods ended September 30, 2009 and 2008, respectively, and $3.9 million and $8.4 million during the nine month periods ended September 30, 2009 and 2008, respectively, included in Collaboration and other revenue in our Condensed Consolidated Statement of Operations. As of September 30, 2009 and December 31, 2008, $34.8 million and $38.7 million, respectively, of collaborative revenue was recorded as deferred revenue in our Condensed Consolidated Balance Sheets. We are entitled to development milestones and sales milestones upon achievement of certain annual sales targets and royalties based on annual worldwide net sales of BAY41-6551.

Note 7 – Stock based compensation

Total stock-based compensation expense was recorded in our Condensed Consolidated Financial Statements as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Cost of goods sold, net of inventory change	$58	$91	$211	$212
Other cost of revenue	—	—	—	23
Research and development expense	931	1,590	2,415	2,700
General and administrative expense	1,610	1,411	4,664	4,020
Total stock-based compensation expense	$2,599	$3,092	$7,290	$6,955

Aggregate Unrecognized Stock-Based Compensation Expense

Aggregate total unrecognized stock-based compensation expense is expected to be recognized as follows (in thousands):

Fiscal Year	As of September 30, 2009
2009 (remaining 3 months)	$2,694
2010	9,245
2011	7,738
2012	3,203
2013 and thereafter	1,154
$24,034

Note 8—Net Loss Per Share

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Convertible subordinated notes	9,989	14,638	9,989	14,638
Stock options	9,886	14,740	14,155	13,944
Total	19,875	29,378	24,144	28,582

Note 9—Subsequent Events

License Agreement with AstraZeneca AB

On September 20, 2009, we entered into a License Agreement (the “Agreement”) with AstraZeneca AB, a Swedish corporation (“AstraZeneca”), in which we granted a worldwide exclusive license to NKTR-118 and NKTR-119.  The Agreement was reviewed by the U. S. Government under the Hart-Scott-Rodino Act (the “HSR Act”).  We received early termination of the waiting period under the HSR Act and the Agreement became effective on October 8, 2009.

Under the terms of the Agreement, Nektar and AstraZeneca agree to cooperate in researching and developing products derived from the application of Nektar’s proprietary product candidates Oral NKTR-118 (PEGylated naloxol), a peripheral opioid antagonist in clinical development for the treatment of opioid-induced constipation (OIC) and other manifestations of opioid bowel dysfunction (OBD), and the Oral NKTR-119 program which combines Oral NKTR-118 with certain opioid compounds.

Under the terms of the Agreement, AstraZeneca agreed to pay us an upfront payment of $125.0 million, which we received on October 16, 2009.  In relation to NKTR-118, we are eligible to receive up to $235.0 million in development milestones and up to $375.0 million in additional sales milestones as the product achieves certain commercial sales levels.  AstraZeneca will use commercially reasonable efforts to develop one product based on NKTR-119 and has rights to develop multiple products based on NKTR-119.  For each of the first two initial products based on NKTR-119, Nektar is eligible to receive for each of such products up to $75.0 million in development milestones and up to $310.0 million in additional sales milestones.  We are also eligible to receive significant and escalating double-digit royalty payments, varying by country of sale and based on annual net sales.  Our right to receive royalties (subject to certain adjustments) in any particular country will expire upon the later of (a) specified period of time after the first commercial sale of the product in that country (or in the European Union if the country is in the European Union) or (b) the expiration of patent rights in that particular country.

On an interim basis, we will supply AstraZeneca with its requirements for NKTR-118 clinical study material on a cost plus basis, until a technology transfer enabling AstraZeneca to undertake such manufacture is completed.  AstraZeneca is responsible for all other clinical manufacturing and all commercial manufacturing.  We granted AstraZeneca a worldwide, exclusive, perpetual, royalty-bearing, sublicensable license under our patents and know-how to develop, sell and otherwise exploit NKTR-118 and NKTR-119.  AstraZeneca will bear all costs associated with research, development and commercialization and will control product development and commercialization decisions.  Each party retains rights to its own intellectual property and an equal, undivided interest in jointly-developed intellectual property in connection with the work conducted under or in connection with the Agreement.

Pursuant to the terms of the Agreement, each of Nektar and AstraZeneca agrees, for a period of five years from the first commercial sale of a product in the United States or two other specified markets, not to conduct late stage development of, or commercialize, certain competing products for the prevention, treatment or amelioration of opioid-induced constipation or opioid-induced bowel dysfunction.  The Agreement includes various representations, warranties, covenants, indemnities and other provisions customary for transactions of this nature.  AstraZeneca may terminate the Agreement (i) for certain specified safety, efficacy or regulatory reasons, and (ii) on a country by country basis, in the event of certain intellectual property infringement events.  Either party may terminate the Agreement in the event of an uncured material breach.

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

During 2009, we have continued to make substantial investments to advance our pipeline of drug candidates from early stage discovery research through clinical development. On March 2, 2009, we announced that we were terminating our Phase 2 clinical trial for Oral NKTR-118 (oral PEGylated naloxol) as a result of positive preliminary results and on September 20, 2009, we entered into a License Agreement with AstraZeneca (the “AstraZeneca License”) for the worldwide development and commercialization of products based on NKTR-118 and NKTR-119 (a co-formulated product candidate including a long-acting opioid and NKTR-118). We also have several Phase 2 clinical trials for NKTR-102 (PEGylated irinotecan) directed at a number of different indications in the oncology therapeutic area that have been ongoing or scheduled to begin during 2009. In addition, on February 17, 2009, we announced that we had dosed the first patient in a Phase 1 clinical trial for NKTR-105 (PEGylated docetaxel) for patients with refractory solid tumors. We also have several other products in the early discovery or preclinical stage that we are preparing to move into clinical development.

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

Historically, we entered into a number of license and supply contracts under which we manufactured and supplied proprietary PEGylation reagents on a cost-plus or fixed price basis.  Our current strategy is to manufacture and supply PEGylation reagents to support our proprietary drug candidates or for third party collaborators where we have a strategic development and commercialization relationship.   As a result, whenever possible, we are renegotiating or not seeking renewal of legacy manufacturing supply arrangements that do not include a strategic development or commercialization component.  While this will result in some revenue loss in the short-term, product sales from these legacy agreements is generally low-margin.  Our strategy allows us to focus our proprietary manufacturing expertise and capacity on drugs and drug candidates where we have significant future economic opportunity.

We intend to decide on a product-by-product basis whether we wish to continue development into Phase 3 pivotal clinical trials and commercialize products on our own, or seek a partner, or pursue a combination of these approaches. Following completion of Phase 2 development, or earlier in the development cycle in certain circumstances, we will generally be seeking collaborations with one or more biotechnology or pharmaceutical companies to conduct Phase 3 clinical development, to be responsible for the regulatory approval process and, if such drug candidate is approved, to market and sell the drug in one or more world markets. The commercial terms of such future collaborations, if any, including, without limitation, upfront payments, development and sales milestone payments, and royalty rates, will be critical to the future prospects of our business and financial condition. For example, the success of our collaboration with AstraZeneca under the AstraZeneca License, which includes an upfront payment of $125.0 million that we received from AstraZeneca in October 2009 and significant potential development milestones, sales milestones and royalties on commercial sales for each of NKTR-118 and NKTR-119, will impact our financial condition. There can be no assurance that any future collaborations will be available to us on favorable terms.

We have a number of existing license and collaboration agreements with third parties who have licensed our proprietary technologies for drugs that have either received regulatory approval in one or more markets or drug candidates that are still in the clinical development stage. For example, the future clinical and commercial success of Bayer’s Amikacin Inhale (BAY41-6551 or NKTR-061), AstraZeneca’s development and commercialization of NKTR-118 and NKTR-119, UCB’s CIMZIA™, Roche’s MIRCERA and Affymax’s Hematide, among others, will together have a material impact on our long-term revenue prospects, as will the success of Bayer’s Cipro Inhale program, in relation to which we have certain royalty rights. Because drug development and commercialization is subject to a number of risks and uncertainties, there is a risk that our future revenue from one or more of these agreements will be less than we anticipate.

Key Developments and Trends in Liquidity and Capital Resources

At September 30, 2009, we had approximately $275.7 million in cash, cash equivalents, and short-term investments and $241.0 million in indebtedness. We may from time to time purchase or retire convertible subordinated notes through cash purchase or exchanges for other securities of the Company in open market or privately negotiated transactions, depending on, among other factors, our levels of available cash and the price at which such convertible notes are available for purchase. For instance, in the fourth quarter of 2008, we repurchased $100.0 million of the principal amount of our 3.25% convertible subordinated notes. We will evaluate similar future transactions, if any, in light of then-existing market conditions. These transactions, individually or in the aggregate, may be material to our business.

We have financed our operations primarily through revenue from product sales and royalties and research and development contracts and public and private placements of debt and equity. In October 2009, we received a payment of $125.0 million from AstraZeneca under the AstraZeneca License as an upfront payment for the worldwide rights to further develop and commercialize NKTR-118 and NKTR-119.  To date we have incurred substantial debt as a result of our issuances of subordinated notes that are convertible into our common stock. Our substantial debt, the market price of our securities, and the general economic climate, among other factors, could have material consequences for our financial condition and could affect our sources of short-term and long-term funding. Our ability to meet our ongoing operating expenses and repay our outstanding indebtedness is dependent upon our and our partners’ ability to successfully complete clinical development of, obtain regulatory approvals for and successfully commercialize new drugs. Even if we or our partners are successful, we may require additional capital to continue to fund our operations and repay our debt obligations as they become due. There can be no assurance that additional funds, if and when required, will be available to us on favorable terms, if at all.

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

Results of Operations

Three Months and Nine Months Ended September 30, 2009 and 2008

Revenue (in thousands, except percentages)

	Three months ended September 30, 2009	Three months ended September 30, 2008	Increase / (Decrease) 2009 vs. 2008	Percentage Increase / (Decrease) 2009 vs. 2008
Product sales and royalties	$7,461	$9,474	$(2,013)	(21)%
Collaboration and other	2,762	11,965	(9,203)	(77)%
Total revenue	$10,223	$21,439	$(11,216)	(52)%

	Nine months ended September 30, 2009	Nine months ended September 30, 2008	Increase / (Decrease) 2009 vs. 2008	Percentage Increase / (Decrease) 2009 vs. 2008
Product sales and royalties	$24,456	$28,855	$(4,399)	(15)%
Collaboration and other	8,466	32,977	(24,511)	(74)%
Total revenue	$32,922	$61,832	$(28,910)	(47)%

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

The decrease in total revenue for the three months and nine months ended September 30, 2009 compared to the three months and nine months ended September 30, 2008, is primarily attributable to lower product sales to our collaboration partners, the termination of our Tobramycin Inhalation Powder (“TIP”) collaboration agreement with Novartis Vaccines and Diagnostics Inc., and the assignment of our Cipro Inhale collaboration agreement with Bayer Schering Pharma AG to Novartis. Pursuant to the terms of the transaction in which we assigned this collaboration agreement to Novartis, we maintain the right to receive certain potential royalties in the future based on net product sales if Cipro Inhale receives regulatory approval and is successfully commercialized.

In October 2009, we received a $125.0 million upfront payment from AstraZeneca in connection with the AstraZeneca License for NKTR-118 and NKTR-119.  We will begin amortizing the $125.0 million upfront payment in the fourth quarter of 2009 over our estimated performance period.

In December, if one of our collaboration partners elects to exercise a one-time license extension option, we would receive a $31.0 million payment and we would expect to recognize the revenue over our estimated performance obligation period of the agreement.

Product sales and royalties

The decrease in product sales and royalties for the three months and nine months ended September 30, 2009 compared to the three months and nine months ended September 30, 2008 is primarily attributable to lower product sales volumes to our collaboration partners. We expect product sales and royalties in the last quarter of 2009 to remain at a consistent level as the three months ended September 30, 2009.

Collaboration and other

Collaboration and other revenue includes reimbursed research and development expenses, amortization of deferred upfront payments and milestone payments received from our collaboration partners, and intellectual property license fee revenue. Collaboration revenue fluctuates from year to year, and therefore future collaboration revenue cannot be predicted accurately. The level of collaboration and other revenue depends in part upon the continuation of existing collaborations, the stage of program development, and the achievement of milestones. The timing and future success of our product development programs are subject to a number of risks and uncertainties.

The decrease in collaboration and other revenue for the three months and nine months ended September 30, 2009 compared to the three months and nine months ended September 30, 2008 is primarily attributable to the termination of our TIP collaboration agreement and the assignment of the Cipro Inhale collaboration agreement as part of the Novartis asset sale transaction, which.  These agreements accounted for approximately $5.6 million and $19.3 million of collaboration and other revenue, respectively, for the three months and nine months ended September 30, 2008. We do not expect to recognize any revenue related to these two agreements in 2009. Additionally, milestone revenue recognized from Bayer under our collaborative agreement for Amikacin Inhale decreased by $4.0 million and $4.5 million, respectively, for the three months and nine months ended September 30, 2009 compared to the same periods in 2008 due to changes in our estimates of clinical development progress for this program.

Cost of Goods Sold and Product Gross Margin (in thousands, except percentages)

	Three months ended September 30, 2009	Three months ended September 30, 2008	Increase / (Decrease) 2009 vs. 2008	Percentage Increase / (Decrease) 2009 vs. 2008
Cost of goods sold	$5,691	$5,349	$342	6%
Product gross profit	$1,770	$4,125	$(2,355)	(57)%
Product gross margin	24%	44%

	Nine months ended September 30, 2009	Nine months ended September 30, 2008	Increase / (Decrease) 2009 vs. 2008	Percentage Increase / (Decrease) 2009 vs. 2008
Cost of goods sold	$21,021	$18,020	$3,001	(17)%
Product gross profit	$3,435	$10,835	$(7,400)	(68)%
Product gross margin	14%	38%

For the three months and nine months ended September 30, 2009 compared to the three months and nine months ended September 30, 2008, the decrease in product gross margin is primarily attributable to a shift in product mix and decreased manufacturing volume; the decreased manufacturing volume resulted in increased unabsorbed manufacturing overhead that was recognized as cost of goods sold.  Additionally, for the nine months ended September 30, 2009, product gross margin decreased primarily due to a $2.1 million payment that became due during the first quarter of 2009 to one of our former consulting firms as the final payment under the agreement.

As a result of the fixed cost base associated with our manufacturing activities, we expect product gross margin to fluctuate in future periods depending on the level of manufacturing orders from our customers.

Other Cost of Revenue (in thousands, except percentages)

Other cost of revenue of $6.8 million for the nine months ended September 30, 2008 includes the costs of maintaining our Exubera manufacturing capacity after the termination of the Pfizer agreements on November 9, 2007 through the termination of our inhaled insulin programs in April 2008.  There were no such costs in 2009.

Research and Development Expense (in thousands, except percentages)

	Three months ended September 30, 2009	Three months ended September 30, 2008	Increase / (Decrease) 2009 vs. 2008	Percentage Increase / (Decrease) 2009 vs. 2008
Research and development expense	$23,474	$38,265	$(14,791)	(39)%

	Nine months ended September 30, 2009	Nine months ended September 30, 2008	Increase / (Decrease) 2009 vs. 2008	Percentage Increase / (Decrease) 2009 vs. 2008
Research and development expense	$71,514	$109,138	$(37,624)	(34)%

Research and development expenses consist primarily of personnel costs, including salaries, benefits, and stock-based compensation, clinical studies performed by contract research organizations (CROs), materials and supplies, licenses and fees, and overhead allocations consisting of various support and facilities related costs.

The decrease in research and development expense for the three months and nine months ended September 30, 2009 compared to the three months and nine months ended September 30, 2008, is primarily attributable to the completion of the sale of certain assets related to our pulmonary business, associated property, and intellectual property to Novartis on December 31, 2008 (referred to as the “Novartis Pulmonary Asset Sale”) and the workforce reduction executed in February 2008. As part of the Novartis Pulmonary Asset Sale, we transferred approximately 140 of our personnel dedicated to our pulmonary operations and our San Carlos research and manufacturing facility to Novartis. In addition, we ceased research activities on the TIP research and development program, the Cipro Inhale program and certain other proprietary pulmonary development programs, resulting in a decrease in outside direct costs of $2.0 million and $4.3 million, respectively, for the three months and nine months ended September 30, 2009 compared to the corresponding periods of 2008.  For the three months and nine months ended September 30, 2009 compared to the three months and nine months ended September 30, 2008, personnel costs decreased by approximately $6.3 million and $22.3 million, respectively, and facilities costs decreased by approximately $3.2 million and $9.6 million, respectively.

General and Administrative Expense (in thousands, except percentages)

	Three months ended September 30, 2009	Three months ended September 30, 2008	Increase / (Decrease) 2009 vs. 2008	Percentage Increase / (Decrease) 2009 vs. 2008
General and administrative expense	$9,917	$12,386	$(2,469)	(20)%

	Nine months ended September 30, 2009	Nine months ended September 30, 2008	Increase / (Decrease) 2009 vs. 2008	Percentage Increase / (Decrease) 2009 vs. 2008
General and administrative expense	$30,024	$37,661	$(7,637)	(20)%

General and administrative expense is associated with administrative staffing, business development and marketing. For the three months and nine months ended September 30, 2009 compared to the three months and nine months ended September 30, 2008, personnel costs decreased by approximately $1.0 million and $3.8 million, respectively, primarily due to headcount reductions made as part of our February 2008 workforce reductions and other operating efficiencies achieved after the Novartis Pulmonary Asset Sale, marketing costs decreased by approximately $0.2 million and $1.2 million, respectively, professional outside service costs decreased by approximately $0.5 million and $1.3 million, respectively, and travel, lodging and meals decreased by $0.2 million and $0.7 million, respectively.

Interest Income and Interest Expense (in thousands, except percentages)

	Three months ended September 30, 2009	Three months ended September 30, 2008	Increase / (Decrease) 2009 vs. 2008	Percentage Increase / (Decrease) 2009 vs. 2008
Interest income	$560	$2,375	$(1,815)	(76)%
Interest expense	$(2,928)	$(3,988)	$(1,060)	(27)%

	Nine months ended September 30, 2009	Nine months ended September 30, 2008	Increase / (Decrease) 2009 vs. 2008	Percentage Increase / (Decrease) 2009 vs. 2008
Interest income	$3,160	$10,578	$(7,418)	(70)%
Interest expense	$(9,213)	$(11,835)	$(2,622)	(22)%

The decrease in interest income for the three months and nine months ended September 30, 2009, compared to the three months and nine months ended September 30, 2008, is primarily attributable to lower interest rates and a lower average balance of cash, cash equivalents, and short-term investments. The decrease in interest expense for the three months and nine months ended September 30, 2009, compared to the three months and nine months ended September 30, 2008, is primarily attributable to a lower average balance of convertible subordinated notes outstanding during 2009. We repurchased $100.0 million of the principal amount of our 3.25% convertible subordinated notes in the fourth quarter of 2008.

Liquidity and Capital Resources

We have financed our operations primarily through revenue from partner licensing, collaboration and manufacturing agreements, public and private placements of debt and equity securities, and financing of equipment acquisitions and certain tenant leasehold improvements.

We had cash, cash equivalents and short-term investments in marketable securities of $275.7 million and indebtedness of $241.0 million, including $215.0 million of 3.25% convertible subordinated notes due September 2012, $20.7 million in capital lease obligations, and $5.3 million in other liabilities as of September 30, 2009.

Due to the recent adverse developments in the credit markets, we may experience reduced liquidity with respect to some of our short-term investments. These investments are generally held to maturity, which is less than one year. However, if the need arose to liquidate such securities before maturity, we may experience losses on liquidation. At September 30, 2009, the average time to maturity of the investments held in our portfolio was approximately six months and the contractual maturity of any single investment did not exceed twelve months. To date we have not experienced any liquidity issues with respect to these securities, but should such issues arise, we may be required to hold some, or all, of these securities until maturity. We believe that, even allowing for potential liquidity issues with respect to these securities, our remaining cash, cash equivalents, and short-term investments will be sufficient to meet our anticipated cash needs for at least the next twelve months. Based on our available cash and our expected operating cash requirements we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before we recover the amortized cost basis. Accordingly, we believe there are no other-than-temporary impairments on these securities and have not recorded a provision for impairment.

Cash flows from operating activities

Cash flows used in operating activities for the nine months ended September 30, 2009 totaled $90.5 million, which includes $4.9 million for employee bonus payments related to services performed in 2008, $7.0 million for interest payments on our convertible subordinated notes, $2.7 million for severance payments for employees terminated in December 2008, and $75.9 million of other net operating cash uses. Because of the nature and timing of certain cash receipts and payments, net cash utilization is not expected to be ratable over the four quarters of the year.  In October 2009, we received an upfront payment of $125.0 million under the AstraZeneca License for the worldwide rights to further develop and commercialize NKTR-118 and NKTR-119.  Additionally, one of our collaboration partners has a one-time license extension option exercisable in December 2009. If this partner elects to exercise this license extension option right, we will receive a cash payment of $31.0 million in December 2009.

For the nine months ended September 30, 2008, cash used in operations includes payments to Bespak Europe Ltd. and Tech Group North America, Inc. of $39.9 million for amounts due under our termination agreements with those companies related to the Exubera inhaler contract manufacturing agreement, all of which was recorded as an expense in 2007, $5.0 million to maintain Exubera inhaler manufacturing capacity at Tech Group’s facility, and $5.3 million for severance, employee benefits, and outplacement services in connection with our workforce reduction plans.

Cash flows from investing activities

We purchased $10.8 million and $15.1 million of property and equipment in the nine months ended September 30, 2009 and 2008, respectively. During the nine months ended September 30, 2009, we paid $4.4 million of previously expensed transaction costs related to the Novartis Pulmonary Asset Sale, which was completed on December 31, 2008.

Cash flows from financing activities

We received $3.8 million from issuances of common stock to employees during the nine months ended September 30, 2009, resulting in net cash provided by financing activities.  Cash used in financing activities were not significant for the nine months ended September 30, 2008.

Contractual Obligations

In the three months ended September 30, 2009, we entered into a sublease for the Mission Bay Facility which resulted in an increase of $21.3 million, in the aggregate, in our contractual obligations for the years 2014 through 2020.  Other than the Mission Bay Sublease, there were no other material changes during the three or nine months ended September 30, 2009 to the summary of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Off-Balance Sheet Arrangements

We do not utilize off-balance sheet financing arrangements as a source of liquidity or financing.

Recent Accounting Pronouncements

FASB Accounting Standards Update 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements

In October 2009, the FASB published FASB Accounting Standards Update 2009-13, which amends the criteria to identify separate units of accounting within Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements.  The revised guidance also expands the disclosure required for multiple-element revenue arrangements.  FASB Accounting Standards Update 2009-13 is effective for fiscal years beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date.  Early adoption is permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption.  We are currently evaluating the impact of adoption on our financial position and our results of operations.

FASB Accounting Standards Codification

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (SFAS 168). The statement confirmed that the FASB Accounting Standards Codification (the Codification) has become the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (EITF), and related literature. Only one level of authoritative U.S. GAAP exists. All other literature is now considered non-authoritative. The Codification did not change U.S. GAAP; instead, it introduced a new structure. The Codification, which changed the referencing of financial standards, became effective for interim and annual periods ending on or after September 15, 2009. We have applied the Codification beginning in this third quarter 2009 Form 10-Q and as a result, the majority of references to historically issued accounting pronouncements are now superseded by references to the FASB ASC. Certain accounting pronouncements, such as SFAS 168, will remain authoritative until they are integrated into the codification standard. The adoption of SFAS 168 has not had a substantive impact on our Condensed Consolidated Financial Statements or related footnotes.

Subsequent Events

We evaluated subsequent events through November 4, 2009, the date on which this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risks at September 30, 2009 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008 on file with the Securities and Exchange Commission.

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

Changes in Internal Control Over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. However, there was no change in our internal control over financial reporting that occurred in the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Approval of Non-Audit Services

In the three months ended September 30, 2009, the Audit Committee of the Board of Directors approved approximately $32,500 in non-audit related services related to tax compliance and advisory services to be provided by Ernst & Young LLP, our independent registered public accounting firm.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

Reference is hereby made to our disclosures in “Legal Matters” under Note 5 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q and the information under the heading “Legal Matters” is incorporated by reference herein.

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

We have a number of proprietary product candidates and partnered product candidates in research and development ranging from the early discovery research phase through preclinical testing and clinical trials. Preclinical testing and clinical trials are long, expensive and a highly uncertain processes. It will take us, or our collaborative partners, several years to complete clinical trials. Drug development is an uncertain scientific and medical endeavor and failure can unexpectedly occur at any stage of clinical development even after early preclinical or clinical results suggest that the drug candidate has potential as a new therapy that may benefit patients. Typically, there is a high rate of attrition for product candidates in preclinical and clinical trials due to scientific feasibility, safety, efficacy, changing standards of medical care and other variables.  We or our partners have a number of important product candidates in early to mid-stage development such as Bayer’s Amikacin Inhale, Oral NKTR-118 (oral PEGylated naloxol) and NKTR-119, Affymax’s Hematide, and NKTR-102 (PEGylated irinotecan) in a number of oncology indications.  We also have an ongoing Phase 1 clinical trial for NKTR-105 (PEGylated docetaxel) for patients with refractory solid tumors.  Any one of these trials could fail at any time as clinical development of drug candidates presents numerous risks and is very uncertain.

Even with success in preclinical testing and clinical trials, the risk of clinical failure remains high prior to regulatory approval.

A number of companies in the pharmaceutical and biotechnology industries have suffered significant unforeseen setbacks in later stage clinical trials (i.e., Phase 2 or Phase 3 trials) due to factors such as inconclusive efficacy results and adverse medical events, even after achieving positive results in earlier trials that were satisfactory both to them and to reviewing regulatory agencies. Although we recently announced positive Phase 2 clinical results for Oral NKTR-118 (oral PEGylated naloxol), there are still substantial risks associated with the future outcome of a Phase 3 clinical trial and the regulatory review process even following our recent development and commercialization agreement with AstraZeneca. In addition, although NKTR-102 (PEGylated irinotecan) continues in active Phase 2 clinical development, there remains a significant uncertainty as to clinical development results in all of the indications in which this drug candidate is being studied and whether this drug candidate will eventually receive regulatory approval or be a commercial success even if approved in any of the indications for which it is being studied. The risk of failure is increased for our product candidates that are based on new technologies, such as the application of our advanced polymer conjugate technology to small molecules, including without limitation Oral NKTR-118, Oral NKTR-119, NKTR-102, NKTR-105 and other drug candidates currently in the discovery research or preclinical development phases. If our PEGylation and advanced polymer conjugate technologies fail to generate new drug candidates with positive clinical trial results and approved drugs, our business, results of operations, and financial condition would be materially harmed.

If we are unable to establish and maintain collaboration partnerships on attractive commercial terms, our business, results of operations and financial condition could suffer.

We intend to continue to seek partnerships with pharmaceutical and biotechnology partners to fund a substantial portion of our research and development expenses and develop and commercialize our product candidates. The timing of any future partnership, as well as the terms and conditions of the partnership, will affect our ability to benefit from the relationship. If we are unable to find suitable partners or to negotiate collaborative arrangements with favorable commercial terms with respect to our existing and future product candidates or the licensing of our technology, or if any arrangements we negotiate, or have negotiated, are terminated or result in less future revenue than we anticipate, our business, results of operations and financial condition could suffer. While we received an upfront payment of $125.0 million pursuant to the AstraZeneca license agreement we entered on September 20, 2009, we currently expect revenue to decrease in 2009 as a result of the termination of our collaboration agreements with Novartis Vaccines and Diagnostics, Inc. for Tobramycin inhalation powder (“TIP”) and our assignment of our rights and obligations, other than certain royalty rights, related to the Cipro Inhale program partnered with Bayer AG, both of which occurred as a result of the Novartis Pulmonary Asset Sale transaction. Revenue from the TIP and Cipro Inhale collaboration agreements was $2.7 million and $2.9 million, or 13% and 13% of revenue, respectively for the three months ended September 30, 2008 and $11.6 million and $7.7 million, or 19% and 12% of revenue, respectively, for the nine months ended September 30 2008. We will not receive any revenue related to these programs in 2009.

The commercial potential of a drug candidate in development is difficult to predict and if the market size for a new drug is significantly smaller than we anticipated, it could significantly and negatively impact our revenue, results of operations and financial condition.

It is very difficult to estimate the commercial potential of product candidates due to factors such as safety and efficacy compared to other available treatments, including potential generic drug alternatives with similar efficacy profiles, changing standards of care, third party payer reimbursement, patient and physician preferences, the availability of competitive alternatives that may emerge either during the long drug development process or after commercial introduction, and the availability of generic versions of our successful product candidates following approval by health authorities based on the expiration of regulatory exclusivity or our inability to prevent generic versions from coming to market in one or more geographies by the assertion of one or more patents covering such approved drug.  If due to one or more of these risks the market potential for a product candidate is lower than we anticipated, it could significantly and negatively impact the commercial terms of any collaboration partnership potential for such product candidate or, if we have already entered into a collaboration for such drug candidate, the revenue potential from royalty and milestones could be significantly diminished and would negatively impact our revenue, results of operations and financial condition.

Our revenue is exclusively derived from our collaboration agreements, which can result in significant fluctuation in our revenue from period to period, and our past revenue is therefore not necessarily indicative of our future revenue.

Our revenue is derived from our collaboration agreements with partners, under which we may receive contract research payments, milestone payments based on clinical progress, regulatory progress or net sales achievements, royalties or manufacturing revenue. Significant variations in the timing of receipt of cash payments and our recognition of revenue can result from the nature of significant milestone payments based on the execution of new collaboration agreements, the timing of clinical, regulatory or sales events which result in single milestone payments and the timing and success of the commercial launch of new drugs by our collaboration partners. The amount of our revenue derived from collaboration agreements in any given period will depend on a number of unpredictable factors, including our ability to find and maintain suitable collaboration partners, the timing of the negotiation and conclusion of collaboration agreements with such partners, whether and when we or our partner achieve clinical and sales milestones, whether the partnership is exclusive or whether we can seek other partners, the timing of regulatory approvals in one or more major markets and the market introduction of new drugs or generic versions of the approved drug, as well as other factors.

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

When we sign a collaborative development agreement or license agreement to develop a product candidate with a pharmaceutical or biotechnology company, the pharmaceutical or biotechnology company is generally expected to:

•	design and conduct large scale clinical studies;

•	prepare and file documents necessary to obtain government approvals to sell a given product candidate; and/or

•	market and sell our products when and if they are approved.

Our reliance on collaboration partners poses a number of risks to our business, including risks that:

•	we may be unable to control whether, and the extent to which, our partners devote sufficient resources to the development programs or commercial marketing and sales efforts;

•	disputes may arise in the future with respect to the ownership of rights to technology or intellectual property developed with partners;

•	disagreements with partners could lead to delays in, or termination of, the research, development or commercialization of product candidates or to litigation or arbitration proceedings;

•	contracts with our partners may fail to provide us with significant protection, or to be effectively enforced, in the event one of our partners fails to perform;

•
partners have considerable discretion in electing whether to pursue the development of any additional product candidates and may pursue alternative technologies or products either on their own or in collaboration with our competitors;

•
partners with marketing rights may choose to devote fewer resources to the marketing of our partnered products than they do to products of their own development or products in-licensed from other third parties;

•	the timing and level of resources that our partners dedicate to the development program will affect the timing and amount of revenue we receive;

•
we do not have the ability to unilaterally terminate agreements (or partner companies may have extension or renewal rights) that we believe are not on commercially reasonable terms or consistent with our current business strategy;

•	partners may be unable to pay us as expected; and

•	partners may terminate their agreements with us unilaterally for any or no reason, in some cases with the payment of a termination fee penalty and in other cases with no termination fee penalty.

Given these risks, the success of our current and future partnerships is highly unpredictable and can have substantial negative or positive impact on our business. We have entered into collaborations in the past that have been subsequently terminated, such as our collaboration with Pfizer for the development and commercialization of inhaled insulin that was terminated by Pfizer in November 2007. If other collaborations are suspended or terminated, our ability to commercialize certain other proposed product candidates could also be negatively impacted. If our collaborations fail, our product development or commercialization of product candidates could be delayed or cancelled, which would negatively impact our business, results of operations and financial condition.

If we or our partners do not obtain regulatory approval for our product candidates on a timely basis, if at all, or if the terms of any approval impose significant restrictions or limitations on use, our business, results of operations and financial condition will be negatively affected.

We or our partners may not obtain regulatory approval for product candidates on a timely basis, if at all, or the terms of any approval (which in some countries includes pricing approval) may impose significant restrictions or limitations on use. Product candidates must undergo rigorous animal and human testing and an extensive FDA mandated or equivalent foreign authorities’ review process for safety and efficacy. This process generally takes a number of years and requires the expenditure of substantial resources. The time required for completing testing and obtaining approvals is uncertain, and the FDA and other U.S. and foreign regulatory agencies have substantial discretion to terminate clinical trials, require additional clinical development or other testing at any phase of development, delay or withhold registration and marketing approval and mandate product withdrawals, including recalls. In addition, undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restricted label or the delay or denial of regulatory approval by regulatory authorities.

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

We currently derive, and expect to derive in the foreseeable future, all of our revenue from collaboration agreements with biotechnology and pharmaceutical companies. These collaboration agreements contain complex commercial terms, including:

•
clinical development and commercialization obligations that are based on certain commercial reasonableness performance standards that can often be difficult to enforce if disputes arise as to adequacy of performance;

•	research and development performance and reimbursement obligations for our personnel and other resources allocated to partnered product development programs;

•
clinical and commercial manufacturing agreements, some of which are priced on an actual cost basis for products supplied by us to our partners with complicated cost allocation formulas and methodologies;

•	intellectual property ownership allocation between us and our partners for improvements and new inventions developed during the course of the partnership;

•	royalties on end product sales based on a number of complex variables, including net sales calculations, geography, patent life, generic competitors, and other factors; and

•	indemnity obligations for third-party intellectual property infringement, product liability and certain other claims.

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

If we are not able to scale-up manufacturing to meet the drug quantities required to support large clinical trials or commercial manufacturing in a timely manner or at a commercially reasonable cost, we risk delaying our clinical trials or those of our partners and may breach contractual obligations and incur associated damages and costs. In some cases, we may subcontract manufacturing or other services. For instance, we entered a service agreement with Novartis pursuant to which we subcontract to Novartis certain important services to be performed in relation to our partnered program for BAY41-6551 with Bayer Healthcare LLC. If our subcontractors do not dedicate adequate resources to our programs, we risk breach of our obligations to our partners. Building and validating large scale clinical or commercial-scale manufacturing facilities and processes, recruiting and training qualified personnel and obtaining necessary regulatory approvals is complex, expensive and time consuming. In the past we have encountered challenges in scaling up manufacturing to meet the requirements of large scale clinical trials without making modifications to the drug formulation, which may cause significant delays in clinical development. Further, our drug and device combination products, such as BAY41-6551 and the Cipro Inhale program, require significant device design, formulation development work and manufacturing scale-up activities. As such, drug and device combinations are particularly complex, expensive, time-consuming and uncertain due to the number of variables involved in the final product design, including ease of patient/doctor use, maintenance of clinical efficacy, cost of manufacturing, regulatory approval requirements and standards and other important factors. Failure to manufacture products in quantities or at costs that are commercially feasible could cause us not to meet our supply requirements, contractual obligations or other requirements for our proprietary product candidates and, as a result, would negatively impact our business, results of operations and financial condition.

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

The patent positions of pharmaceutical, medical device and biotechnology companies, such as ours, are uncertain and involve complex legal and factual issues. We own approximately 80 U.S. and approximately 335 foreign patents and a number of pending patent applications that cover various aspects of our technologies. We have filed patent applications, and plan to file additional patent applications, covering various aspects of our PEGylation and advanced polymer conjugate technologies and our proprietary product candidates. There can be no assurance that patents that have issued will be valid and enforceable or that patents for which we apply will issue with broad coverage, if at all. The coverage claimed in a patent application can be significantly reduced before the patent is issued and, as a consequence, our patent applications may result in patents with narrow coverage. Since publication of discoveries in scientific or patent literature often lags behind the date of such discoveries, we cannot be certain that we were the first inventor of inventions covered by our patents or patent applications. As part of the patent application process, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office, which could result in substantial cost to us, even if the eventual outcome is favorable. Further, an issued patent may undergo further proceedings to limit its scope so as not to provide meaningful protection and any claims that have issued, or that eventually issue, may be circumvented or otherwise invalidated. Any attempt to enforce our patents or patent application rights could be time consuming and costly. An adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from or to third parties or require us to cease using the technology in dispute. Even if a patent is issued and enforceable, because development and commercialization of pharmaceutical products can be subject to substantial delays, patents may expire early and provide only a short period of protection, if any, following commercialization of related products.

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

Numerous pending and issued U.S. and foreign patent rights and other proprietary rights owned by third parties relate to pharmaceutical compositions, medical devices and equipment and methods for preparation, packaging and delivery of pharmaceutical compositions. We cannot predict with any certainty which, if any, patent references will be considered relevant to our or our collaborative partners’ technology by authorities in the various jurisdictions where such rights exist, nor can we predict with certainty which, if any, of these rights will or may be asserted against us by third parties.   In certain cases, we have existing licenses or cross-licenses with third parties however the scope and adequacy of these licenses is very uncertain and can change substantially during long development and commercialization cycles for biotechnology and pharmaceutical products.  There can be no assurance that we can obtain a license to any technology that we determine we need on reasonable terms, if at all, or that we could develop or otherwise obtain alternate technology. If we are required to enter into a license with a third party, our potential economic benefit for the products subject to the license will be diminished. The failure to obtain licenses on commercially reasonable terms, or at all, if needed, would have a material adverse effect on us.

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

In the three months and nine months ended September 30, 2009, we reported net losses of $31.0 million and $94.8 million, respectively. If and when we achieve profitability depends upon a number of factors, including the timing and recognition of milestone payments and license fees received, the timing of revenue under collaboration agreements, the amount of investments we make in our proprietary product candidates and the regulatory approval and market success of our product candidates. We may not be able to achieve and sustain profitability.

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

As of September 30, 2009, we had cash, cash equivalents, and short-term investments in marketable securities valued at approximately $275.7 million and approximately $241.0 million of indebtedness, including approximately $215.0 million in convertible subordinated notes due September 2012, $20.7 million in capital lease obligations, and $5.3 million of other long-term liabilities. We expect to use a substantial portion of our cash to fund our ongoing operations over the next few years. In October and November 2008, we repurchased approximately $100.0 million in par value of our 3.25% convertible subordinated notes for an aggregate purchase price of $47.8 million.

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

We and our contract manufacturers are required in certain cases to maintain compliance with current good manufacturing practices (“cGMP”), including cGMP guidelines applicable to active pharmaceutical ingredients, and are subject to inspections by the FDA or comparable agencies in other jurisdictions to confirm such compliance. We anticipate periodic regulatory inspections of our drug manufacturing facilities and the manufacturing facilities of our contract manufacturers for compliance with applicable regulatory requirements. Any failure to follow and document our or our contract manufacturers’ adherence to such cGMP regulations or satisfy other manufacturing and product release regulatory requirements may disrupt our ability to meet our manufacturing obligations to our customers, lead to significant delays in the availability of products for commercial use or clinical study, result in the termination or hold on a clinical study or delay or prevent filing or approval of marketing applications for our products. Failure to comply with applicable regulations may also result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could harm our business. The results of these inspections could result in costly manufacturing changes or facility or capital equipment upgrades to satisfy the FDA that our manufacturing and quality control procedures are in substantial compliance with cGMP. Manufacturing delays, for us or our contract manufacturers, pending resolution of regulatory deficiencies or suspensions would have a material adverse effect on our business, results of operations and financial condition.

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

There are several competitors for our proprietary product candidates currently in development. For BAY41-6551 (Amikacin inhale), the current standard of care includes several approved intravenous antibiotics for the treatment of either hospital-acquired pneumonia or ventilator-associated pneumonia in patients on mechanical ventilators. For Oral NKTR-118 (PEGylated naloxol), there are currently several alternative therapies used to address opioid-induced constipation (OIC) and opioid-induced bowel dysfunction (OBD), including over-the-counter laxatives and stool softeners such as docusate sodium, senna and milk of magnesia. In addition, there are a number of companies developing potential products which are in various stages of clinical development and are being evaluated for the treatment of OIC and OBD in different patient populations, including Adolor Corporation, GlaxoSmithKline plc, Progenics Pharmaceuticals, Inc., Pfizer (via Wyeth acquisition completed in 2009), Mundipharma Int. Limited, Sucampo Pharmaceuticals and Takeda Pharmaceutical Company Limited. For NKTR-102 (PEG-irinotecan), there are a number of approved therapies for the treatment of colorectal cancer, including Eloxatin, Camptosar, Avastin, Erbitux, Vectibux, Xeloda, Adrucil and Wellcovorin. In addition, there are a number of drugs in various stages of preclinical and clinical development from companies exploring cancer therapies or improved chemotherapeutic agents to potentially treat colorectal cancer, including, but not limited to, products in development from Bristol-Myers Squibb Company, Pfizer, Inc., GlaxoSmithKline plc, Antigenics, Inc., F. Hoffmann-La Roche Ltd, Novartis AG, Cell Therapeutics, Inc., Neopharm Inc., Meditech Research Ltd, Alchemia Limited, Enzon Pharmaceuticals, Inc. and others. There are also a number of chemotherapies and cancer therapies approved today and in various stages of clinical development for ovarian, breast and cervical cancers including but not limited to: Avastin® (bevacizumab), Camptosar® (irinotecan), Doxil® (doxorubicin HCl ), Ellence® (epirubicin), Gemzar® (gemcitabine), Herceptin® (trastuzumab),  Hycamtin® (topotecan),  Paraplatin® (carboplatin), and Taxol® (paclitaxel). These therapies are only partially effective in treating ovarian, breast or cervical cancers.  Major pharmaceutical or biotechnology companies with approved drugs or drugs in development for these cancers include Bristol-Meyers Squibb, Genentech, Inc., GlaxoSmithKline plc, Johnson and Johnson, Pfizer, Inc., Eli Lilly & Co., and many others.

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

Our stock price is volatile. During the three months ended September 30, 2009, based on closing bid prices on the NASDAQ Global Select Market, our stock price ranged from $5.89 to $10.47 per share. We expect our stock price to remain volatile. In addition, as our convertible senior notes are convertible into shares of our common stock, volatility or depressed prices of our common stock could have a similar effect on the trading price of our notes. Also, interest rate fluctuations can affect the price of our convertible senior notes. A variety of factors may have a significant effect on the market price of our common stock or notes, including:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None, including no purchases of any class of our equity securities by us or any affiliate pursuant to any publicly announced repurchase plan in the three months ended September 30, 2009.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Except as so indicated in Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Documents

10.1(1)	License Agreement by and between AstraZeneca AB and Nektar Therapeutics, dated September 20, 2009.+

10.2(1)	Sublease, dated as of September 30, 2009, between Pfizer Inc. and Nektar Therapeutics.+

31.1(1)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(1)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1(1)*	Section 1350 Certifications.
(1)	Filed herewith.

+	Confidential treatment with respect to specific portions of this Exhibit has been requested, and such portions are omitted and have been filed separately with the SEC.

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

Date: November 4, 2009

By:	/s/ Jillian B. Thomsen
Jillian B. Thomsen
Vice President and Chief Accounting Officer

Date: November 4, 2009

EXHIBIT INDEX

Except as so indicated in Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference in, this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Documents

10.1(1)	License Agreement by and between AstraZeneca AB and Nektar Therapeutics, dated September 20, 2009.+

10.2(1)	Sublease, dated as of September 30, 2009, by and between Pfizer Inc. and Nektar Therapeutics.+

31.1(1)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(1)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1(1)*	Section 1350 Certifications.

(1)	Filed herewith.

+	Confidential treatment with respect to specific portions of this Exhibit has been requested, and such portions are omitted and have been filed separately with the SEC.

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