Form 10-K
period 2009-12-31
NEKTAR THERAPEUTICS
filed 2010-03-03
CIK 906709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2009

or

☐	TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________ to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days) Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☑

The approximate aggregate market value of voting stock held by non-affiliates of the registrant, based upon the last sale price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2009 (based upon the closing sale price of the registrant’s common stock listed as reported on the NASDAQ Global Select Market), was approximately $597,697,691. This calculation excludes approximately 323,230 shares held by directors and executive officers of the registrant. Exclusion of these shares does not constitute a determination that each such person is an affiliate of the registrant.

As of February 26, 2010, the number of outstanding shares of the registrant’s common stock was 93,645,805.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive Proxy Statement to be filed for its 2010 Annual Meeting of Stockholders are incorporated by reference into Part III hereof. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

NEKTAR THERAPEUTICS

2009 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of this annual report on Form 10-K, including any projections of earnings, revenue or other financial items, any statements of the plans and objectives of management for future operations (including, but not limited to, pre-clinical development, clinical trials and manufacturing), any statements concerning proposed drug candidates or other new products or services, any statements regarding future economic conditions or performance, any statements regarding expected benefits from the closing of the sale of pulmonary assets to Novartis on December 31, 2008, any statements regarded the timing of the move of our corporate headquarters to, and the estimated costs of, the facility subject to the sublease with Pfizer, Inc. dated September 30, 2009, any statements regarding the success of our collaborations including in relation to the license agreement with AstraZeneca AB dated September 20, 2009, and though not a 2009 agreement, any statement regarding our plans and objective for our collaboration with Bayer Healthcare LLC entered into in August 2007 for BAY41-6551 (NKTR-061 or Amikacin Inhale), and plans and objectives to initiate Phase 3 clinical trials, any statements regarding the plans and timing for a potential collaboration transaction for NKTR-102, and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, such expectations or any of the forward-looking statements may prove to be incorrect and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, but not limited to, the risk factors set forth in Part I, Item 1A “Risk Factors” below and for the reasons described elsewhere in this annual report on Form 10-K. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof and we do not intend to update any forward-looking statements except as required by law or applicable regulations. Except where the context otherwise requires, in this annual report on Form 10-K, the “Company,” “Nektar,” “we,” “us,” and “our” refer to Nektar Therapeutics, a Delaware corporation, and, where appropriate, its subsidiaries.

Trademarks

The Nektar brand and product names, including but not limited to Nektar®, contained in this document are trademarks, registered trademarks or service marks of Nektar Therapeutics in the United States (U.S.) and certain other countries. This document also contains references to trademarks and service marks of other companies that are the property of their respective owners.

PART I

Item 1. Business

We are a clinical-stage biopharmaceutical company developing a pipeline of drug candidates that utilize our PEGylation and advanced polymer conjugate technology platforms, which are designed to improve the benefits of drugs for patients. Our current proprietary product pipeline is comprised of drug candidates across a number of therapeutic areas including oncology, pain, anti-infectives, anti-viral and immunology. Our research and development activities involve small molecule drugs, peptides and other potential biologic drug candidates. We create our innovative drug candidates by using our proprietary chemistry platform to modify the chemical structure of drugs by applying our proprietary advanced polymer conjugate technologies and expertise. Polymer chemistry is a science focused on the synthesis or bonding of polymer architectures with drug molecules to alter the properties of the molecule when it is bonded with  polymers. Additionally, we may utilize established pharmacologic targets to engineer a new drug candidate relying on a combination of the known properties of these targets and our proprietary polymer chemistry technology and expertise. Our drug candidates are designed to improve the pharmacokinetics, pharmacodynamics, half-life, bioavailability, metabolism or distribution of drugs and improve the overall benefits and use of a drug for the patient. Our objective is to apply our advanced polymer conjugate technology platform to create new drugs in multiple therapeutic areas.

Each of our drug candidates which we are currently developing internally is a proprietary new chemical or biological entity that addresses large potential markets. We are developing drug candidates that can be delivered by either oral or subcutaneous administration. Our most advanced proprietary product candidate, Oral NKTR-118, is a peripheral opioid antagonist that is currently being evaluated for the treatment of opioid-induced constipation.  On September 20, 2009, we entered into a license agreement with AstraZeneca AB for the global development and commercialization of Oral NKTR-118 and NKTR-119. NKTR-119 is an early stage research development program that combines various opioids with Oral NKTR-118.  Under this agreement, AstraZeneca assumed all responsibility for development and commercialization of NKTR-118 and NKTR-119.  Our other lead product candidate, NKTR-102, a topoisomerase I inhibitor-polymer conjugate, is currently being evaluated in three separate Phase 2 clinical trials for ovarian, breast and colorectal cancers.  In addition, in 2009 we commenced a Phase 1 clinical trial for NKTR-105 (PEGylated docetaxel) for patients with refractory solid tumors.  We also have a number of early stage programs in research and preclinical development.

In addition to our proprietary product candidate pipeline, we have a number of collaborations and license, manufacturing and supply agreements for our technology with leading biotechnology and pharmaceutical companies, including Affymax, Amgen Baxter, Roche, Merck (formerly Schering Plough), Pfizer and UCB Pharma. A total of seven products using our PEGylation technology platform have received regulatory approval in the U.S. or Europe, and are currently marketed by our partners. There are also a number of other products in clinical development that use our technology platform. We currently anticipate that these collaborations, and the amortization of the $125.0 million upfront payment from AstraZeneca, will represent the majority of our revenue in 2010.  We anticipate that our 2010 revenue will be comprised of a combination of upfront payments, contract research fees, milestone payments, manufacturing product sales and product royalties.

We also have a collaboration with Bayer Healthcare LLC to develop BAY41-6551 (NKTR-061, Amikacin Inhale), which is an inhaled solution of amikacin, an aminoglycoside antibiotic. We originally developed the liquid aerosol inhalation platform and product and entered into a collaboration agreement with Bayer Healthcare LLC in August 2007 for its further development and commercialization. BAY41-6551 completed Phase 2 development and we and Bayer are currently preparing for the start of a Phase 3 clinical study.  Bayer and Nektar have been working together to prepare for the pivotal studies of BAY41-6551 following the consummation of the collaboration in August 2007.  The program is behind schedule.  The reason for this is that Bayer and Nektar decided to finalize the design of the device for commercial manufacturing prior to initiating Phase 3 clinical development with the objective of commencing Phase 3 clinical trials as soon as possible following completion of this work.

On December 31, 2008, we completed the sale and transfer of certain pulmonary technology rights, certain pulmonary collaboration agreements and approximately 140 of our dedicated pulmonary personnel and operations to Novartis Pharma AG. We retained all of our rights to BAY41-6551 and certain rights to receive royalties on net sales of the Cipro Inhale (also known as Ciprofloxacin Inhaled Powder or CIP) program with Bayer Schering Pharma AG that we transferred to Novartis as part of the transaction.  We also retained certain intellectual property rights to patents specific to inhaled insulin.

We were incorporated in California in 1990 and reincorporated in Delaware in 1998. We maintain our executive offices at 201 Industrial Road, San Carlos, California 94070, and our main telephone number is (650) 631-3100.

Our Technology Platform

With our expertise as a leader in the PEGylation field, we have advanced our technology platform to include first-generation PEGylation and new advanced polymer conjugate chemistries that can be tailored in very specific and customized ways with the objective of optimizing and significantly improving the profile of a wide range of molecules and many classes of drugs and disease areas.  PEGylation has been a highly effective technology platform for the development of therapeutics with significant commercial success, such as Roche’s PEGASYS® (PEG-interferon alfa-2a) and Amgen’s Neulasta® (pegfilgrastim). All of the PEGylated drugs approved over the last fourteen years were enabled with our PEGylation technology through our collaborations and licensing partnerships with a number of pharmaceutical companies. PEG (polyethylene glycol) is a versatile technology and is a water soluble, amphiphilic, non-toxic, non-immunogenic compound that is safely cleared from the body. Its primary use to date has been in currently approved biologic drugs to favorably alter their pharmacokinetic or pharmacodynamic properties. However, in spite of its widespread success in commercial drugs, there are limitations with the first-generation PEGylation approaches used with biologics. These limitations include the inability of the earlier approaches of PEGylation technology to be used successfully with small molecule drugs, antibody fragments and peptides, all of which could potentially benefit from the application of the technology. Other limitations of the early approaches of PEGylation technology include resulting sub-optimal bioavailability and bioactivity, and its limited ability to be used to fine-tune properties of the drug, as well as its inability to be used to create oral drugs.

With our expertise and proprietary technology in PEGylation, we have created a next-generation of PEGylation technology. Our advanced polymer conjugate technology platform is designed to overcome the limitations of the first generation of the technology platform and allow the platform to be utilized with a broader range of molecules across many therapeutic areas.

Both our PEGylation and advanced polymer conjugate technology platforms have the potential to offer one or more of the following benefits:

•	improve efficacy or safety in certain instances as a result of better pharmacokinetics, pharmacodynamics, longer half-life and sustained exposure of the drug;

•	improve targeting or binding affinity of a drug to its target receptors with the potential to improve efficacy and reduce toxicity or drug resistance;

•	improve solubility of a drug;

•	enable oral administration of parenterally-administered drugs, or drugs that must be administered intravenously or subcutaneously, and increase oral bioavailability of small molecules;

•	prevent drugs from crossing the blood-brain barrier and limiting undesirable central nervous system effects;

•	reduce first-pass metabolism effects of certain drug classes with the potential to improve efficacy, which could reduce the need for other medicines and reduce toxicity;

•	reduce rate of drug absorption and of elimination or metabolism by improving stability of the drug in the body and providing it with more time to act on its target; and

•	reduce immune response to certain macromolecules with the potential to prolong their effectiveness with repeated doses.

We have a broad range of approaches that we may use when designing our own drug candidates, some of which are outlined below:

Small Molecule Stable Polymer Conjugates

Our customized approaches for small molecule polymer conjugates allows for the fine-tuning of the physicochemical and pharmacological properties of small molecule oral drugs to potentially increase their therapeutic benefit. In addition, this approach can enable oral administration of subcutaneously or intravenously delivered small molecule drugs that may have shown low bioavailability when delivered orally.  The benefits of this approach can also include: improved potency, increased oral bioavailability, modified biodistribution with enhanced pharmacodynamics, and reduced transport across specific membrane barriers in the body, such as the blood-brain barrier. A primary example of the application of membrane transport inhibition, specifically reducing transport across the blood-brain barrier is Oral NKTR-118, a novel peripheral opioid antagonist that completed Phase 2 clinical development in 2009.   An example of a drug candidate that uses this approach to avoid first-pass metabolism is NKTR-140, a protease inhibitor in the early stages of discovery research.

Small Molecule Pro-Drug Releasable Polymer Conjugates

The pro-drug polymer conjugation approach can be used to optimize the pharmacokinetics and pharmacodynamics of a small molecule drug to substantially increase both its efficacy and side effect profile. We are currently using this platform with oncolytics, which typically have sub-optimal half-lives that can limit their therapeutic efficacy. With our technology platform, we believe that these drugs can be modulated for programmed release within the body, optimized bioactivity and increased sustained exposure of active drug to tumor cells in the body. We are using this approach with the two oncolytic candidates in our pipeline, NKTR-102, a topoisomerase I inhibitor-polymer conjugate currently in Phase 2 clinical development, and NKTR-105, a polymer conjugate form of docetaxel that is currently in Phase 1 clinical development.

Large Molecule Polymer Conjugates (Proteins and Peptides)

Our customized approaches with large molecule polymer conjugates have enabled numerous successful PEGylated biologics on the market today. We are using our advanced polymer conjugation technology-based approach to enable peptides, which are much smaller in size than other biologics, such as proteins and antibody fragments. We are in the early stages of discovery research with a number of peptides that utilize this proprietary approach. Peptides are important in modulating many physiological processes in the body. Some of the benefits of working with peptides are: they are small, more easily optimized, and can be rapidly investigated for therapeutic potential. However, peptide drug discovery has been slowed by the extremely short half-life and limited bioavailability of these molecules.

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

Antibody Fragment Polymer Conjugates

This approach uses a large molecular weight polyethylene glycol (PEG) conjugated to antibody fragments in order to potentially improve their toxicity profile, extend their half-life and allow for ease of synthesis with the antibody. The specially designed PEG then becomes part of the antibody fragment Fc. Since the antibody fragment is more like a biologic, this conjugation has a branched architecture with either stable or degradable linkage. This approach can be used to reduce antigenicity, reduce glomerular filtration rate, enhance uptake by inflamed tissues, and retain antigen-binding affinity and recognition. There is currently one approved product on the market that utilizes our technology with an antibody fragment, CIMZIA™ (certoluzimab pegol), which was developed by our partner UCB Pharma and is approved for the treatment of Crohn’s Disease in the U.S. and Rheumatoid Arthritis in the U.S. and Europe.

Our Strategy

The key elements of our business strategy are described below:

Advance Our Internal Clinical Pipeline of Drug Candidates that Leverage Our PEGylation and Advanced Polymer Conjugate Chemistry Platform

Our objective is to create value by advancing our lead drug candidates through early to mid-stage clinical development. To support this strategy, over the past two years we have significantly expanded and added expertise to our internal clinical development and regulatory departments.  We decide on a product-by-product basis whether to continue development into Phase 3 pivotal clinical trials and commercialize products on our own, or seek a partner, or pursue a combination of these approaches.  To date, we have partnered our proprietary drug development programs prior to Phase 3 clinical development.

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

Ensure Future Growth of our Pipeline through Internal Research Efforts and Advancement of our Preclinical Drug Candidates into Clinical Trials

We believe it is important to maintain a diverse pipeline of new drug candidates to continue to build on the value of our business. Our discovery research organization is identifying new drug candidates by applying our technology platform to a wide range of molecule classes, including small molecules and large proteins, peptides and antibodies, across multiple therapeutic areas. We continue to advance our most promising early research drug candidates into preclinical development with the objective to advance these early stage research programs to human clinical studies over the next several years.

Enter into Strategic and High-Value Partnerships to Bring Our Drugs to Market

Our partnering strategy is to enter into collaborations with larger pharmaceutical and biotechnology companies at appropriate stages in our drug candidate development process to fund further clinical development, manage the global regulatory filing process, and market and sell drugs when and if they are approved.  The options for future collaboration arrangements range from comprehensive licensing arrangements to co-promotion and co-development agreements with the structure of the collaboration depending on factors such as the cost and complexity of development, marketing and commercialization needs and therapeutic area.

Continue to Build a Leading Intellectual Property Estate in the Field of PEGylation and Polymer Conjugate Chemistry across Therapeutic Modalities

We are committed to continuing to build on our intellectual property position in the field of PEGylation and polymer conjugate chemistry. To that end, we have a comprehensive patent strategy with the objective of developing a patent estate covering a wide range of novel inventions including among others, polymer materials, conjugates, formulations, synthesis, therapeutic areas and methods of treatment.

Nektar Proprietary Internal Drug Candidates in Clinical Development

The following table summarizes our proprietary product candidate pipeline and Nektar-discovered drug candidates that are being developed in partnerships with pharmaceutical companies. The table includes the type of molecule or drug, the target indications for the product or product candidate, and the clinical trial status of the program.

Drug Candidate/Program	Target Indications	Status (1)
Oral NKTR-118 (oral PEG-naloxol)	Opioid-induced constipation	Phase 2 (Partnered with AstraZeneca AB)
BAY41-6551 (NKTR-061, Amikacin Inhale)	Gram-negative pneumonias	Phase 2 (Partnered with Bayer Healthcare LLC)*
NKTR-102 (topoisomerase I inhibitor-polymer conjugate)	Second-line colorectal cancer in patients with the KRAS gene mutation	Phase 2
NKTR-102	Metastatic breast cancer	Phase 2
NKTR-102	Platinum-resistant/refractory ovarian cancer	Phase 2
NKTR-105 (PEGylated docetaxel)	Solid tumors	Phase 1
NKTR-119 (Opioid/NKTR-118 combinations)	Pain	Research/Preclinical (Partnered with
AstraZeneca AB)
NKTR-181 (abuse deterrent, tamper-resistant opioid)	Pain	Research/Preclinical
NKTR-194 (non-scheduled opioid)	Mild to moderate pain	Research/Preclinical
NKTR-171 (tricyclic antidepressant)	Neuropathic pain	Research/Preclinical
NKTR-140 (protease inhibitor candidate)	HIV	Research/Preclinical

(1)	Status definitions are:

Phase 3 or Pivotal—product in large-scale clinical trials conducted to obtain regulatory approval to market and sell the drug (these trials are typically initiated following encouraging Phase 2 trial results).

Phase 2—product in clinical trials to establish dosing and efficacy in patients.

Phase 1—product in clinical trials, typically in healthy subjects, to test safety. In the case of oncology drug candidates, Phase 1 clinical trials are typically conducted in cancer patients.

Research/preclinical—product is being studied in research by way of vitro studies and/or animal studies

*
This product candidate uses a liquid aerosol technology platform that was transferred to Novartis in the pulmonary asset sale transaction that was completed on December 31, 2008. As part of that transaction, we retained an exclusive license to this technology for the development and commercialization of this drug candidate originally developed by us.

Approved Drugs and Drug Candidates Enabled By Our Technology through Licensing Collaborations

The following table outlines our collaborations with a number of pharmaceutical companies that license our technology, including Amgen, Merck (formerly Schering-Plough), Baxter, UCB Pharma and F. Hoffmann-La Roche. A total of seven products using our PEGylation technology have received regulatory approval in the U.S. or Europe. There are also a number of other candidates that have been filed for approval or are in various stages of clinical development. These collaborations generally contain one or more elements including license rights to our proprietary technology, manufacturing and supply agreements under which we may receive manufacturing revenue, milestone payments, and/or product royalties on commercial sales.

Drug	Primary or Target Indications	Licensing Partner and Drug Marketer	Status(1)
Neulasta® (pegfilgrastim)	Neutropenia	Amgen Inc.	Approved
PEGASYS® (peginterferon alfa-2a)	Hepatitis-C	F. Hoffmann-La Roche Ltd	Approved
Somavert® (pegvisomant)	Acromegaly	Pfizer Inc.	Approved
PEG-INTRON® (peginterferon alfa-2b)	Hepatitis-C	Merck (formerly Schering-Plough Corporation)	Approved
Macugen® (pegaptanib sodium injection)	Age-related macular degeneration	Eyetech Inc.	Approved
CIMZIA™ (certolizumab pegol)	Crohn’s disease	UCB Pharma	Approved in U.S. and Switzerland
MIRCERA® (C.E.R.A.) (Continuous Erythropoietin Receptor Activator)	Anemia associated with chronic kidney disease in patients on dialysis and patients not on dialysis	F. Hoffmann-La Roche Ltd	Approved in U.S. and EU (Launched only in the EU)*
CIMZIA™ (certolizumab pegol)	Rheumatoid arthritis	UCB Pharma	Approved in U.S. and EU
Hematide™ (synthetic peptide-based, erythropoiesis- stimulating agent)	Anemia	Affymax, Inc.	Phase 3
Levadex™	Migraine	MAP Pharmaceuticals	Phase 3
Cipro Inhale	Cystic fibrosis lung infections	Bayer Schering Pharma AG	Phase 2**
CIMZIA ™ (certoluzimab pegol)	Psoriasis	UCB Pharma	Phase 2
Longer-acting Factor VIII and other blood clotting proteins	Hemophilia	Baxter	Research/preclinical

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

Phase 1—product in clinical trials, typically in healthy subjects, to test safety. In the case of oncology drug candidates, Phase 1 clinical trials are typically conducted in cancer patients.

Research/preclinical—product is being studied in research by way of vitro studies and/or animal studies

*	Amgen Inc. prevailed in a patent lawsuit against F. Hoffmann-La Roche Ltd and as a result of this legal ruling Roche is currently prevented from marketing MIRCERA® in the U.S until July 2014.

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

With respect to all of our collaboration and license agreements with third parties, please refer to Item 1A, Risk Factors, including without limitation, “We are a party to numerous collaboration agreements and other significant agreements which contain complex commercial terms that could result in disputes, litigation or indemnification liability that could adversely affect our business, results of operations and financial condition.”

Overview of Selected Proprietary Nektar Drug Development Programs and Significant Partnered Drug Development Programs

Oral NKTR-118 and NKTR-119, License Agreement with AstraZeneca AB

On September 20, 2009, we entered into a license agreement with AstraZeneca AB, in which we granted AstraZeneca a worldwide, exclusive, perpetual, royalty-bearing license under our patents and other intellectual property to develop, market and sell Oral NKTR-118 and NKTR-119.  Under the terms of this agreement, AstraZeneca will bear all costs associated with research, development and commercialization for Oral NKTR-118 and NKTR-119 and will be responsible for all development and commercialization activities.  AstraZeneca made an upfront payment to us of $125.0 million in the fourth quarter of 2009.  We are also entitled to development milestone payments if certain development and regulatory objectives are achieved and sales milestone payments if annual sales targets are achieved, as well as royalties based on annual worldwide net sales of Oral NKTR-118 and NKTR-119 products.  AstraZeneca will use commercially reasonable efforts to develop one product based on NKTR-119 and has the right to develop multiple products based on NKTR-119.

Oral NKTR-118, which combines our stable polymer conjugate technology with naloxol, a derivative of the opioid-antagonist drug naloxone, completed Phase 2 development in 2009.  Results from the Phase 2 clinical study were presented in October 2009 at an oral plenary session of the American College of Gastroenterology 2009 Annual Clinical Meeting.  The data presented from the Phase 2 study showed that Oral NKTR-118 achieved the primary endpoint of change from baseline in spontaneous bowel movements in patients taking opiates.  The study also showed there was no apparent reversal of opioid-mediated analgesia with any of the Oral NKTR-118 dose groups, as measured by no change in Numeric Rating Scale (NRS) pain scores and no increase in mean daily opiate use.  The most commonly reported side effects from this Phase 2 clinical study of Oral NKTR-118 were dose dependent gastrointestinal-related effects.

NKTR-119 is an early stage drug development program that is intended to combine Oral NKTR-118 with selected opioids, with the goal of treating pain without the side effect of constipation traditionally associated with opioid therapy. AstraZeneca is responsible for all further research and development activities for NKTR-119.

According to the American Pain Society, over 200 million opioid prescriptions are filled in the U.S. annually with worldwide sales of opioids reaching $7.5 billion in 2007. Depending on the population studied and the definitions used, constipation occurs in up to 90% of patients taking opioids. Currently, there are no specific oral drugs approved or specifically indicated to treat opioid induced constipation or opioid bowel dysfunction.

BAY41-6551 (NKTR-061, Amikacin Inhale), Agreement with Bayer Healthcare LLC

In August 2007, we entered into a co-development, license and co-promotion agreement with Bayer Healthcare LLC (Bayer) to develop a specially-formulated Amikacin (BAY41-6551, NKTR-061, Amikacin Inhale). Under the terms of the agreement, Bayer is responsible for most future clinical development and commercialization costs, all activities to support worldwide regulatory filings, approvals and related activities, further development of formulated Amikacin and final product packaging for BAY41-6551. We are responsible for all future development of the nebulizer device used in BAY41-6551through the completion of Phase 3 clinical trials and for clinical and commercial manufacturing and supply of the nebulizer device.  We have engaged third party contract manufacturers to perform our device manufacturing obligations for this program.  Under the terms of the agreement, we are entitled to development and sales milestone payments upon achievement of certain annual sales targets. We are also entitled to royalties based on annual worldwide net sales of BAY41-6551. Our right to receive these royalties in any particular country will expire upon the later of ten years after the first commercial sale of the product in that country or the expiration of certain patent rights in that particular country, subject to certain exceptions. The agreement expires in relation to a particular country upon the expiration of all royalty and payment obligations between the parties related to such country. Subject to termination fee payment obligations, Bayer also has the right to terminate the agreement for convenience. In addition, the agreement may also be terminated by either party for certain product safety concerns, the product’s failure to meet certain minimum commercial profile requirements or uncured material breaches by the other party. For certain Bayer terminations, we may have reimbursement obligations to Bayer.

BAY41-6551 is in clinical development to treat Gram-negative pneumonias, including Hospital-Acquired (HAP), Healthcare-Associated, and Ventilator-Associated pneumonias. Gram-negative pneumonias are often the result of complications of other patient conditions or surgeries. Gram-negative pneumonia carries a mortality risk that can exceed 50% in mechanically-ventilated patients and accounts for a substantial proportion of the pneumonias in intensive care units today.  BAY41-6551 is designed to be an adjunctive therapy to the current antibiotic therapies administered intravenously as standard of care. The targeted aerosol delivery platform in BAY41-6551 delivers the antimicrobial agent directly to the site of infection in the lungs. This product candidate can be integrated with conventional mechanical ventilators or used as a hand-held ‘off-vent’ device for patients no longer requiring breathing assistance.   This product candidate has completed Phase 2 clinical development.

Bayer and Nektar have been working together to prepare for the pivotal studies of BAY41-6551 following the consummation of the collaboration in August 2007.  The program is behind schedule.  The reason for this is that Bayer and Nektar decided to finalize the design of the device for commercial manufacturing prior to initiating Phase 3 clinical development with the objective of commencing Phase 3 clinical trials as soon as possible following completion of this work.  Please refer to Item 1A, Risk Factors, “If we or our partners are not able to manufacture drugs in quantities and at costs that are commercially feasible, our proprietary and partnered product candidates may experience clinical delays or constrained commercial supply which could significantly harm our business.”

 NKTR-102 (Topoisomerase I inhibitor-polymer conjugate)

We are developing NKTR-102, a novel topoisomerase I inhibitor-polymer conjugate that was designed using our advanced polymer conjugate technology platform. This product candidate is currently in Phase 2 clinical development in multiple cancer indications including breast, colorectal and ovarian. By applying our proprietary pro-drug polymer conjugate technology to irinotecan, NKTR-102 has the potential to be a more effective and tolerable anti-tumor agent.  Irinotecan, also known as Camptosar®, is a topoisomerase I inhibitor used for the treatment of solid tumors. Using a proprietary approach that directly conjugates the drug to a multi-arm polymer architecture, NKTR-102 has a unique pharmacokinetic and pharmacodynamic profile that has demonstrated anti-tumor activity in patients in early stage clinical trials.

Two separate NKTR-102 Phase 2 studies are ongoing in platinum-resistant ovarian and metastatic breast cancers. These studies are open label, single arm two-stage studies including two treatment regimens (every 14 days or every 21 days). Patients include those with metastatic breast cancer with prior taxane treatment and those with metastatic and platinum-resistant ovarian cancer. These clinical studies are designed to evaluate the overall response rate (ORR) of NKTR-102 monotherapy in each tumor setting, with certain secondary endpoints including progression-free survival. In January 2010, we announced preliminary results from the first stage of the two-stage efficacy and safety trial of single-agent NKTR-102 in women with platinum-resistant ovarian cancer.  We expect to announce final results from these Phase 2 clinical development programs in 2010.

Ovarian and breast cancers are significant health problems for women worldwide. In 2008, there were an estimated 21,650 new diagnoses and an estimated 15,520 deaths from ovarian cancer in the United States and, historically, less than 40% of women with ovarian cancer are cured. The American Cancer Society estimated that over 184,000 new cases of invasive breast cancer were diagnosed and nearly 41,000 women died of breast cancer in the United States in 2008.

A Phase 2 clinical development program for NKTR-102 was initiated in early 2009 to evaluate the efficacy and safety of NKTR-102 monotherapy versus irinotecan in second-line colorectal cancer patients with the KRAS mutant gene. The primary endpoint of the Phase 2 placebo-controlled trial of NKTR-102 in colorectal cancer will be a clinically meaningful improvement in progression-free survival as compared to standard irinotecan monotherapy. According to recent data presented at the American Society of Clinical Oncology in 2008, it is estimated that up to 45% of colorectal cancer cases have this mutation in the KRAS gene and do not respond to EGFR-inhibitors, such as cetuximab.  We expect this Phase 2 clinical trial to continue throughout 2010.  A Phase 2a study of NKTR-102 was completed in 2009 to evaluate NKTR-102 in combination with cetuximab in 18 patients with refractory solid tumors, primarily gastrointestinal-related cancers, in order to establish the recommended Phase 2 dose.  According to the National Comprehensive Clinical Network, colorectal cancer is the most frequently diagnosed cancer in men and women in the United States. In 2008, it is estimated that over 108,000 new cases of colon cancer and approximately 40,780 cases of rectal cancer occurred. During the same year, it is estimated that 49,960 people died from colon and rectal cancer.

NKTR-105 (PEGylated docetaxel)

NKTR-105 is a PEGylated conjugate form of docetaxel, an anti-neoplastic agent belonging to the taxoid family that acts by disrupting the microtubular network in cells. Docetaxel is a major chemotherapy agent approved for use in five different cancer indications: breast, non-small cell lung, prostate, gastric, and head and neck. Annual sales of docetaxel in 2007 exceeded $2 billion. Anti-cancer agents, such as docetaxel, typically have  suboptimal pharmacokinetic profiles which can limit their therapeutic value. Docetaxel frequently causes neutropenia. Patients are advised the treatment with corticosteroids is required in conjunction with docetaxel dosing and some neutropenia patients require pre-treatment with corticosterioids.  Our advanced polymer conjugation technology can be used to optimize the bioactivity of these drugs and increase the sustained exposure of active drug to tumor cells in the body.

NKTR-105 is currently being evaluated in a Phase 1 clinical trial in cancer patients that began in February 2009. The study will assess the safety, pharmacokinetics, and anti-tumor activity of NKTR-105 in approximately 30 patients with refractory solid tumors who have failed all prior available therapies.   We expect to have results from this study in 2010.

NKTR-181 (abuse deterrent, tamper-resistant opioid)

NKTR-181 is being developed as a safer opioid with reduced potential for abuse engineered using our advanced polymer conjugation technology platform. By regulating entry of the drug into the CNS, this polymer-conjugate opioid drug candidate is designed to have potent analgesia with the potential for fewer side effects associated with sedation, a reduced risk of death due to respiratory depression, and less euphoria associated with administration, resulting in an safer, abuse-deterrent analgesic. The stable opioid-polymer conjugate drug is also designed to be tamper-resistant to reduce the potential for diversion for illicit reprocessing.  This program is in the early stages of research and preclinical development.

NKTR-194 (non-scheduled opioid)

NKTR-194 is an opioid designed using our advanced polymer conjugation technology platform to be nearly totally excluded from the CNS and therefore act only against peripheral pain. This approach has the potential to avoid certain CNS side effects, gastrointestinal bleeding and cardiovascular risks associated with NSAIDs and COX-2 inhibitors currently used to treat moderate peripheral pain. This program is in the early stages of research and preclinical development.

NKTR-171 (tricyclic antidepressant-polymer conjugate)

NKTR-171 is a drug candidate designed to treat neuropathic pain without the CNS side effects associated with the use of tricyclic antidepressants. The product is being developed using our advanced polymer conjugate technology to near totally preclude the drug from penetrating the CNS.  This program is in the early stages of research and preclinical development.

NKTR-140 (protease inhibitor-polymer conjugate)

NKTR-140 is a protease inhibitor product candidate to treat human immunodeficiency virus (HIV), which can lead to acquired immunodeficiency syndrome or AIDS. The product candidate was developed using our advanced small molecule polymer conjugate technology. This product candidate is designed to have improved potency as compared to leading protease inhibitors used in clinical practice today, and also to eliminate the need for a co-administered protease inhibitor booster, such as ritonavir.  This program is in the early stages of research and preclinical development.

Overview of Select Technology Licensing Collaborations and Programs

Hematide™, Agreement with Affymax, Inc.

In April 2004, we entered into a license, manufacturing and supply agreement with Affymax, Inc. (Affymax), under which we granted Affymax a worldwide, non-exclusive license to certain of our proprietary PEGylation technology to develop, manufacture and commercialize Hematide. We currently manufacture our proprietary PEGylation materials for Affymax on a fixed price basis subject to annual adjustments. Affymax has an option to convert this manufacturing pricing arrangement to cost plus at any time prior to the date the New Drug Application (NDA) for Hematide is submitted to the Food and Drug Administration (FDA). In addition, Affymax is responsible for all clinical development, regulatory and commercialization expenses and we are entitled to development milestones and royalties on net sales of Hematide. We will share a portion of our future royalty payments with Enzon Pharmaceuticals, Inc.  Our right to receive royalties in any particular country will expire upon the later of ten years after the first commercial sale of the product in that country or the expiration of patent rights in that particular country. The agreement expires on a country-by-country basis upon the expiration of Affymax’s royalty obligations. The agreement may also be terminated by either party for the other party’s continued material breach after a cure period or by us in the event that Affymax challenges the validity or enforceability of any patent licensed to them under the agreement.

Levadex™, Agreement with MAP Pharmaceuticals

In June 2004, we entered into a license agreement with MAP Pharmaceuticals which includes a worldwide, exclusive license, to certain of our patents and other intellectual property rights to develop and commercialize a formulation of dihydroergotamine for administration to patients via the pulmonary or nasal delivery route.  Under the terms of the agreement, we have the right to receive certain development milestone payments and royalties based on net sales of Levadex.   Our right to receive royalties in any particular country will expire upon the later of (i) ten years after first commercial sale in that country, (ii) the date upon the licensed know-how becomes known to the general public, and (iii) expiration of certain patent claims, each on a country-by-country basis.   Either party may terminate the agreement upon a material, uncured default of the other party.

Hemophilia Programs, Agreement with Subsidiaries of Baxter International

In September 2005, we entered into an exclusive research, development, license and manufacturing and supply agreement with Baxter Healthcare SA and Baxter Healthcare Corporation (Baxter) to develop products with an extended half-life for the treatment and prophylaxis of Hemophilia A patients using our PEGylation technology. In December 2007, we expanded our agreement with Baxter to include the license of our PEGylation technology and proprietary PEGylation methods with the potential to improve the half-life of any future products Baxter may develop for the treatment and prophylaxis of Hemophilia B patients. Under the terms of the agreement, we are entitled to research and development funding, and we manufacture our proprietary PEGylation materials for Baxter on a cost plus basis. Baxter is responsible for all clinical development, regulatory, and commercialization expenses. In relation to Hemophilia A, we are entitled to development milestone payments and royalties on net sales varying by product and country of sale. Our right to receive these royalties in any particular country will expire upon the later of ten years after the first commercial sale of the product in that country or the expiration of patent rights in certain designated countries or in that particular country. In relation to Hemophilia B, we are entitled to development and sales milestone payments and royalties on net sales varying by product and country of sale. Our right to receive these royalties in any particular country will expire upon the later of twelve years after the first commercial sale of the product in that country or the expiration of patent rights in certain designated countries or in that particular country. The agreement expires in relation to a particular product and country upon the expiration of all of Baxter’s royalty obligations related to such product and country. The agreement may also be terminated by either party for the other party’s material breach or insolvency, provided that such other party has been given a chance to cure or remedy such breach or insolvency. Subject to certain limitations as to time, and possible termination fee payment obligations, Baxter also has the right to terminate the agreement for convenience. We have the right to terminate the agreement or convert Baxter’s license from exclusive to non-exclusive in the event Baxter fails to comply with certain diligence obligations.

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

Neulasta®, Agreement with Amgen, Inc.

In July 1995, we entered into a non-exclusive supply and license agreement with Amgen, Inc. (Amgen), pursuant to which we license our proprietary PEGylation technology to be used in the development and manufacture of Neulasta. Neulasta selectively stimulates the production of neutrophils that are depleted by cytotoxic chemotherapy, a condition called neutropenia that makes it more difficult for the body to fight infections.  We manufacture and supply our proprietary PEGylation materials for Amgen on a fixed price basis. The term of the agreement is for a fixed duration with a limited number of renewal options. This supply term is scheduled to expire in 2010 unless extended.  The parties are currently discussing various extension alternatives.

PEGASYS®, Agreement with F. Hoffmann-La Roche Ltd

In February 1997, we entered into a license, manufacturing and supply agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (Roche), under which we granted Roche a worldwide, exclusive license to use certain PEGylation materials to manufacture and commercialize a certain class of products, of which PEGASYS is the only product currently commercialized. PEGASYS is approved in the U.S., E.U. and other countries for the treatment of Hepatitis C and is designed to help the patient’s immune system fight the Hepatitis C virus.  As a result of Roche exercising a license extension option in December 2009, beginning in 2010 Roche has the right to manufacture all of its requirements for our proprietary PEGylation materials for PEGASYS and we would supply raw materials or perform additional manufacturing, if any, only on an as requested basis.  The agreement expires on the later of January 10, 2015 or the expiration of our last relevant patent containing a valid claim.

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

PEG-Intron®, Agreement with Merck (formerly Schering-Plough Corporation)

In February 2000, we entered into a manufacturing and supply agreement with Schering-Plough Corporation (Schering) for the manufacture and supply of our proprietary PEGylation materials to be used by Schering in production of a pegylated recombinant human interferon-alpha (PEG-Intron). PEG-Intron is a treatment for patients with Hepatitis C. We currently manufacture our proprietary PEGylation materials for Schering on a price per gram basis. The agreement is for a fixed duration with renewal terms conditioned upon mutual agreement.  We have sent notice that we do not intend to renew this agreement and under the terms of the agreement it expires in 2011.

Macugen®, Agreement with Eyetech Inc.

In 2002, we entered into a license, manufacturing and supply agreement with Eyetech Inc. (Eyetech) in 2005, pursuant to which we license our proprietary PEGylation technology for the development and commercialization of Macugen®, a PEGylated anti-vascular endothelial growth factor aptamer currently approved in the U.S. and E.U. for use in treating age-related macular degeneration. We currently manufacture our proprietary PEGylation materials for Eyetech on a price per gram basis. Under the terms of the agreement, we will receive royalties on net product sales in any particular country covered by a valid patent claim for the longer of ten years from the date of the first commercial sale of the product in that country or the manufacture, use or sale of such product in that country. We share a portion of the payments received under this agreement with Enzon.  The agreement expires upon the expiration of our last relevant patent containing a valid claim. In addition, Eyetech may terminate the agreement if marketing authorization is withdrawn or marketing is no longer feasible due to certain circumstances, and either party may terminate for cause if certain conditions are met.

CIMZIA™, Agreement with UCB Pharma

In December 2000, we entered into a license, manufacturing and supply agreement for CIMZIA™ (certolizumab pegol, CDP870) with Celltech Chiroscience Ltd., which was acquired by UCB Pharma (UCB) in 2004. Under the terms of the agreement, UCB is responsible for all clinical development, regulatory, and commercialization expenses. We have the right to receive manufacturing revenue on a cost-plus basis and royalties on net product sales. We are entitled to receive royalties on net sales of the CIMZIA™ product in any particular country for the longer of ten years from the first commercial sale of the product in that country or the expiration of patent rights in that particular country. We share a portion of the payments we receive from UCB with Enzon.  CIMZIA™ is currently approved in the treatment of Crohn’s Disease in the U.S and the treatment of rheumatoid arthritis in EMEA. UCB is also conducting Phase 2 clinical trials on CIMZIA™ for psoriasis.  The agreement expires upon the expiration of all of UCB’s royalty obligations, provided that the agreement can be extended for successive two year renewal periods upon mutual agreement of the parties. In addition, UCB may terminate the agreement should it cease the development and marketing of CIMZIA™ and either party may terminate for cause under certain conditions.

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

In May 2007, MIRCERA was approved in the EU and the product was subsequently launched by Roche in the EU in August of 2007. In November 2007, the FDA approved Roche’s Biologics License Application (BLA) for MIRCERA but the product has not been launched in the U.S. as a result of patent-related issues.  In October 2008, a federal district court ruled in favor of Amgen Inc. in a patent infringement lawsuit involving MIRCERA and issued a permanent injunction which prevents Roche from marketing or selling MIRCERA in the U.S. even though the FDA approved MIRCERA. In December 2009, the U.S. District Court for the District of Massachusetts entered a final judgment and permanent injunction and Roche and Amgen entered into a settlement and limited license agreement which allows Roche to begin selling MIRCERA in the U.S. in July 2014.

Significant Developments in our Business that Occurred in 2008

Exit from the Inhaled Insulin Programs

In 1995, we entered into a collaborative development and licensing agreement with Pfizer to develop and market Exubera® and, in 2006 and 2007, we entered into a series of interim letter agreements with Pfizer to develop a next generation form of dry powder inhaled insulin and proprietary inhaler device, also known as NGI. In January 2006, Exubera received marketing approval in the U.S. and EU for the treatment of adults with Type 1 and Type 2 diabetes. Under the collaborative development and licensing agreement, Pfizer had sole responsibility for marketing and selling Exubera. We performed all of the manufacturing of the Exubera dry powder insulin, and we supplied Pfizer with the Exubera inhalers through third party contract manufacturers (Bespak Europe Ltd. and Tech Group, Inc.).  Our total revenue from Pfizer was nil, nil and $189.1 million, representing 0%, 0% and 64% of total revenue, for the years ended December 31, 2009, 2008, and 2007, respectively.

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

In consideration for the transfer of the above described pulmonary assets, we received $115.0 million in cash on December 31, 2008. In addition, we retained all of our rights to BAY41-6551, partnered with Bayer Healthcare LLC, certain royalty rights for the Cipro Inhale development program partnered with Bayer Schering Pharma AG, and certain intellectual property rights specific to inhaled insulin.

In connection with the Novartis Pulmonary Asset Sale, we also entered into an Exclusive License Agreement with Novartis Pharma. Pursuant to the Exclusive License Agreement, Novartis Pharma granted back to us an exclusive, irrevocable, perpetual, non-transferable, royalty-free and worldwide license under certain specific patent rights and other related intellectual property rights acquired by Novartis Pharma from Nektar in the transaction, as well as certain improvements or modifications thereto that are made by Novartis Pharma after the closing. Certain of such patent rights and other related intellectual property rights relate to our development program for NKTR-063 or are necessary for us to satisfy certain of our continuing contractual obligations to third parties, including in connection with development, manufacture, sale, and commercialization activities related to BAY41-6551. We also entered into a service agreement pursuant to which we have subcontracted to Novartis certain services to be performed related to our partnered program for BAY41-6551 and a transition services agreement pursuant to which Novartis and we will provide each other with specified services for limited time periods following the closing of the Novartis Pulmonary Asset Sale to facilitate the transition of the acquired assets and business from us to Novartis.

Research and Development

Our total Research and development expenditures can be disaggregated into the following significant types of expenses (in millions):

	Years ended December 31,
	2009	2008	2007
Salaries and employee benefits	$29.4	$58.4	$70.7
Stock compensation expense	3.6	4.6	6.3
Facility and equipment	9.9	25.9	33.9
Outside services, including Contract Research Organizations	38.9	40.2	26.8
Supplies, including clinical trial materials	10.4	19.0	10.8
Travel, lodging, and meals	1.7	3.3	2.2
Other	1.2	3.0	2.9
Research and development	$95.1	$154.4	$153.6

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

•
submission to the FDA of an NDA for approval of a drug, a BLA for approval of a biological product or a Premarket Approval Application (PMA) or Premarket Notification 510(k) for a medical device product (a 510(k)).

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

Patents and Proprietary Rights

We invest a significant portion of our resources in the creation and development of new drug compounds that serve unmet needs in the treatment of patients. In doing so, we create intellectual property. As part of our strategy to secure our intellectual property created by these efforts, we routinely apply for patents, rely on trade secret protection, and enter into contractual obligations with third parties. When appropriate, we will defend our intellectual property, taking any and all legal remedies available to us, including, for example, asserting patent infringement, trade secret misappropriation and breach of contract claims. As of January 1, 2010, we owned approximately 100 U.S. and 380 foreign patents. Currently, we have over approximately 100 patent applications pending in the U.S. and 480 pending in other countries.

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

In January 2002, we entered into a Cross-License and Option Agreement with Enzon Pharmaceuticals, Inc., pursuant to which we and Enzon provided certain licenses to selected portions of each party’s PEGylation patent portfolio.  In certain cases, we have the option to license certain of Enzon’s PEGylation patents for use in our proprietary products or for sublicenses to third parties in each case in exchange for payments to Enzon based on manufacturing profits, revenue share or royalties on net sales if a designated product candidate is approved in one or more markets.

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

The patent positions of pharmaceutical and biotechnology companies, including ours, involve complex legal and factual issues. There can be no assurance that the patents we apply for will be issued to us or that the patents that are issued to us will be held valid and enforceable in a court of law. Even for patents that are enforceable, we anticipate that any attempt to enforce our patents would be time consuming and costly. Additionally, the coverage claimed in a patent application can be significantly reduced before the patent is issued. As a consequence, we do not know whether any of our pending patent applications will be granted with broad coverage or whether the claims that eventually issue, or those that have issued, will be circumvented. Since publication of discoveries in scientific or patent literature often lag behind actual discoveries, we cannot be certain that we were the first inventor of inventions covered by our patents or patent applications or that we were the first to file patent applications for such inventions. Moreover, we may have to participate in interference proceedings in the U.S. Patent and Trademark Office, which could result in substantial cost to us, even if the eventual outcome is favorable. An adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from or to third parties or require us to cease using the technology in dispute.  Please refer to Item 1A, Risk Factors, including but not limited to “We may not be able to obtain intellectual property licenses related to the development of our technology on a commercially reasonable basis, if at all,” and “If any of our pending patent applications do not issue, or are deemed invalid following issuance, we may lose valuable intellectual property protection.”

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

In certain situations in which we work with drugs covered by one or more patents, our ability to develop and commercialize our technologies may be affected by limitations in our access to these proprietary drugs. Even if we believe we are free to work with a proprietary drug, we cannot guarantee we will not be accused of, or determined to be, infringing a third party’s rights and be prohibited from working with the drug or found liable for damages. Any such restriction on access or liability for damages would have a material adverse effect on our business, results of operations and financial condition.

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

Our revenue is derived from our collaboration agreements with partners, under which we may receive contract research payments, milestone payments based on clinical progress, regulatory progress or net sales achievements, royalties or manufacturing revenue. AstraZeneca AB and UCB Pharma represented 35% and 17%, respectively, of our total revenue during the year ended December 31, 2009.  No other collaboration partner accounted for more than 10% of our total revenue during the year ended December 31, 2009. If we are unable to continue to develop and protect proprietary intellectual property and license our technologies to partners, our business, results of operations and financial condition could suffer.

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

In the fields of PEGylation and advanced polymer conjugate technologies, our competitors include The Dow Chemical Company, Enzon Pharmaceuticals, Inc., SunBio Corporation, Novo Nordisk A/S (formerly assets held by Neose Technologies, Inc.), Mountain View Pharmaceuticals, Inc., and NOF Corporation. Several other chemical, biotechnology and pharmaceutical companies may also be developing PEGylation technology, advanced polymer conjugate technology or technologies intended to deliver similar scientific and medical benefits. Some of these companies license or provide the technology to other companies, while others develop the technology for internal use.

Product and Program Specific Competition

Oral NKTR-118 (oral PEGylated naloxol)

There are no oral drugs approved specifically for the treatment of opioid-induced constipation (OIC) or opioid bowel dysfunction (OBD). The only approved treatment for OIC is a subcutaneous treatment known as methylnaltrexone bromide marketed by Pfizer (formerly Wyeth). Other current therapies that are utilized to treat OIC and OBD include over-the-counter laxatives and stool softeners, such as docusate sodium, senna, and milk of magnesia. These therapies do not address the underlying cause of constipation as a result of opioid use and are generally viewed as ineffective or only partially effective to treat the symptoms of OID and OBD.

There are a number of companies developing potential products which are in various stages of clinical development and are being evaluated for the treatment of OIC and OBD in different patient populations. Potential competitors include Progenics Pharmaceuticals, Inc., Pfizer (formerly Wyeth), Adolor Corporation, GlaxoSmithKline, Mundipharma Int. Limited, Sucampo Pharmaceuticals, Alkermes and Takeda Pharmaceutical Company Limited.

NKTR-102 (PEGylated irinotecan)

There are a number of chemotherapies and cancer therapies approved today and in various stages of clinical development for ovarian and breast cancers including but not limited to: Avastin® (bevacizumab), Camptosar® (irinotecan), Ellence® (epirubicin), Gemzar® (gemcitabine), Herceptin® (trastuzumab),  Hycamtin® (topotecan),  Paraplatin® (carboplatin), and Taxol® (paclitaxel). These therapies are only partially effective in treating ovarian, breast or cervical cancers.  Major pharmaceutical or biotechnology companies with approved drugs or drugs in development for these cancers include Bristol-Meyers Squibb, Genentech, Inc., GlaxoSmithKline plc, Pfizer, Inc., Eli Lilly & Co., and many others.

There are also a number of chemotherapies and cancer therapies approved today and in clinical development for the treatment of colorectal cancer. Approved therapies for the treatment of colorectal cancer include Eloxatin, Camptosar, Avastin, Erbitux, Vectibix, Xeloda, Adrucil, and Wellcovorin. These therapies are only partially effective in treating the disease. There are a number of drugs in various stages of preclinical and clinical development from companies exploring cancer therapies or improved chemotherapeutic agents to potentially treat colorectal cancer. If these drugs are approved, they could be competitive with NKTR-102. These include products in development from Bristol-Myers Squibb Company, Pfizer, Inc., GlaxoSmithKline plc, Antigenics, Inc., F. Hoffman-La Roche Ltd, Novartis AG, Cell Therapeutics, Inc., Neopharm Inc., Meditech Research Ltd, Alchemia Limited, Enzon Pharmaceuticals, Inc., and others.

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

Employees and Consultants

As of December 31, 2009, we had 335 employees, of which 239 employees were engaged in research and development, commercial operations and quality activities and 96 employees were engaged in general administration and business development. Of the 335 employees, 279 were located in the United States and 56 were located in India as of December 31, 2009. We have a number of employees who hold advanced degrees, such as Ph.D.s. None of our employees are covered by a collective bargaining agreement, and we have experienced no work stoppages. We believe that we maintain good relations with our employees.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages and positions of our executive officers as of February 28, 2010:

Name	Age	Position
Howard W. Robin	57	Director, President and Chief Executive Officer
John Nicholson	58	Senior Vice President and Chief Financial Officer
Bharatt M. Chowrira, Ph.D., J.D.	44	Senior Vice President and Chief Operating Officer
Lorianne K. Masuoka, M.D.	48	Senior Vice President and Chief Medical Officer
Stephen K. Doberstein, Ph.D.	51	Senior Vice President and Chief Scientific Officer
Gil M. Labrucherie, J.D.	38	Senior Vice President, General Counsel and Secretary
Jillian B. Thomsen	44	Senior Vice President and Chief Accounting Officer

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

John Nicholson has served as our Senior Vice President and Chief Financial Officer since December 2007. Mr. Nicholson joined the Company as Senior Vice President of Corporate Development and Business Operations in October 2007 and was appointed Senior Vice President and Chief Financial Officer in December 2007. Before joining Nektar, Mr. Nicholson spent 18 years in various executive roles at Schering Berlin, Inc., the U.S. management holding company of Bayer Schering Pharma AG, a pharmaceutical company. From 1997 to September 2007, Mr. Nicholson served as Schering Berlin Inc.’s Vice President of Corporate Development and Treasurer.  From 2001 to September 2007, he concurrently served as President of Schering Berlin Insurance Co., and from February 2007 through September 2007, he also concurrently served as President of Bayer Pharma Chemicals and Schering Berlin Capital Corp.  Mr. Nicholson holds a B.B.A. from the University of Toledo.

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

Lorianne K. Masuoka, M.D. has served as our Senior Vice President and Chief Medical Officer since November 30, 2009, and prior to that served as our Vice President of Clinical Development from August 2008 to June 2009.  From 2003 until August 2008, Dr. Masuoka served as Vice President of Clinical Development at privately held Five Prime Therapeutics, a clinical stage biotechnology company.  From 2000 until 2003, she was Director of Oncology at Chiron Corporation, a multi-national biotechnology firm, acquired by Novartis International AG in April 2006.  From 1994 until 2000, Dr. Masuoka held positions of increasing responsibility in clinical research at Berlex Laboratories, Inc., the U.S. pharmaceutical subsidiary of the German pharmaceutical firm Schering AG.  Dr. Masuoka received her B.S. and M.D. from the University of California, Davis, was an American Epilepsy Society Fellow at Yale School of Medicine and is board certified in Neurology.

Stephen K. Doberstein, Ph.D. has served as our Senior Vice President and Chief Scientific Officer since January 2010.   From October 2008 through December 2009, Mr. Doberstein served as Vice President, Research at Xoma (US) LLC, a publicly traded clinical stage biotechnology company.  From July 2004 until August 2008, he served as Vice President, Research at privately held Five Prime Therapeutics, a clinical stage biotechnology company.  From September 2001 until July 2004, Mr. Doberstein was Vice President, Research at privately held Xencor, Inc., a clinical stage biotechnology company.   From 1997 to 2000, he held various pharmaceutical research positions at Exelixis, Inc., a publicly traded clinical stage biotechnology company.  Prior to working at Exelixis, Mr. Doberstein was a Howard Hughes Postdoctoral Fellow and a Muscular Dystrophy Association Senior Postdoctoral Fellow at the University of California Berkeley.  Mr. Doberstein received his Ph.D. Biochemistry, Cell and Molecular Biology from the Johns Hopkins University School of Medicine and received a B.S. in Chemical Engineering from the University of Delaware.

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

Jillian B. Thomsen has served as our Senior Vice President Finance and Chief Accounting Officer since February 2010. From March 2006 through March 2008, Ms. Thomsen served as our Vice President Finance and Corporate Controller and from April 2008 through January 2010 she served as our Vice President Finance and Chief Accounting Officer.  Before joining Nektar, Ms. Thomsen was Vice President Finance and Deputy Corporate Controller of Calpine Corporation from September 2002 to February 2006.  Ms. Thomsen is a certified public accountant and previously was a senior manager at Arthur Andersen LLP, where she worked from 1990 to 2002, and specialized in audits of multinational consumer products, life sciences, manufacturing and energy companies. Ms. Thomsen holds a Masters of Accountancy from the University of Denver and a B.A. in Business Economics from Colorado College.

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

We have a number of proprietary product candidates and partnered product candidates in research and development ranging from the early discovery research phase through preclinical testing and clinical trials. Preclinical testing and clinical trials are long, expensive and a highly uncertain processes. It will take us, or our collaborative partners, several years to complete clinical trials. Drug development is an uncertain scientific and medical endeavor and failure can unexpectedly occur at any stage of clinical development even after early preclinical or mid-stage clinical results suggest that the drug candidate has potential as a new therapy that may benefit patients and health authority approval would be anticipated. Typically, there is a high rate of attrition for product candidates in preclinical and clinical trials due to scientific feasibility, safety, efficacy, changing standards of medical care and other variables.  We or our partners have a number of important product candidates in mid- to late-stage development such as Bayer’s Amikacin Inhale, Oral NKTR-118 (oral PEGylated naloxol) and NKTR-119 which we partnered with AstraZeneca, Affymax’s Hematide, and NKTR-102 (PEGylated irinotecan) in a number of oncology indications including breast, colorectal and ovarian cancers.  We also have an ongoing Phase 1 clinical trial for NKTR-105 (PEGylated docetaxel) for patients with refractory solid tumors.  Any one of these trials could fail at any time as clinical development of drug candidates presents numerous unpredictable risks and is very uncertain at all times prior to regulatory approval by one or more health authorities in major markets.

Even with success in preclinical testing and clinical trials, the risk of clinical failure remains high prior to regulatory approval.

A number of companies in the pharmaceutical and biotechnology industries have suffered significant unforeseen setbacks in later stage clinical trials (i.e., Phase 2 or Phase 3 trials) due to factors such as inconclusive efficacy results and adverse medical events, even after achieving positive results in earlier trials that were satisfactory both to them and to reviewing regulatory agencies. Although we announced positive Phase 2 clinical results for Oral NKTR-118 (oral PEGylated naloxol) in 2009, there are still substantial risks and uncertainties associated with the future outcome of a Phase 3 clinical trial and the regulatory review process even following the AstraZeneca transaction.  While NKTR-102 (PEGylated irinotecan) continues in Phase 2 clinical development for multiple cancer indications, it is possible this product candidate could fail in one or all of the cancer indications in which it is currently being studied due to efficacy, safety or other commercial or regulatory factors.  On January 12, 2010, we announced preliminary positive results from stage one of our Phase 2 trial for ovarian cancer patients.  These results were based on preliminary data only and such results could change based on final data gathering and analysis review procedures.  In addition, the preliminary results from stage 1 of the NKTR-102 clinical study for ovarian cancer is not necessarily indicative or predictive of the future results from stage 2 of this clinical study or the other cancer indication where we are studying NKTR-102.  As a result, there remains a significant uncertainty as to the success or failure of NKTR-102 and whether this drug candidate will eventually receive regulatory approval or be a commercial success even if approved by one or more health authorities in any of the cancer indications for which it is being studied.  The risk of failure is increased for our product candidates that are based on new technologies, such as the application of our advanced polymer conjugate technology to small molecules, including without limitation Oral NKTR-118, Oral NKTR-119, NKTR-102, NKTR-105 and other drug candidates currently in the discovery research or preclinical development phases.  If our PEGylation and advanced polymer conjugate technologies fail to generate new drug candidates with positive clinical trial results and approved drugs, our business, results of operations, and financial condition would be materially harmed.

If we are unable to establish and maintain collaboration partnerships on attractive commercial terms, our business, results of operations and financial condition could suffer.

We intend to continue to seek partnerships with pharmaceutical and biotechnology partners to fund a portion of our research and development expenses and develop and commercialize our product candidates, including NKTR-102. In September 2009, we entered into a license agreement with AstraZeneca for NKTR-118 and NKTR-119 which included an upfront payment of $125.0 million.  The completion of the AstraZeneca transaction was critical to our financial results and financial condition for the year ended December 31, 2009.  We intend to seek a collaboration partner for NKTR-102 prior to commencing any Phase 3 clinical trials for this drug candidate.  Whether we ultimately enter into a collaboration agreement for NKTR-102 will depend on the partnership opportunities available to us.  Our ability to successfully conclude a collaboration partnership for NKTR-102 on commercially favorable terms, or at all, will have a significant impact on our business and financial position in 2010. The timing of any future partnership, as well as the terms and conditions of the partnership, will affect our ability to benefit from the relationship. If we are unable to find suitable partners or to negotiate collaborative arrangements with favorable commercial terms with respect to our existing and future product candidates or the licensing of our technology, or if any arrangements we negotiate, or have negotiated, are terminated, our business, results of operations and financial condition could suffer.

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

The patent positions of pharmaceutical, medical device and biotechnology companies, such as ours, are uncertain and involve complex legal and factual issues. We own approximately 100 U.S. and approximately 380 foreign patents and a number of pending patent applications that cover various aspects of our technologies. We have filed patent applications, and plan to file additional patent applications, covering various aspects of our PEGylation and advanced polymer conjugate technologies and our proprietary product candidates. There can be no assurance that patents that have issued will be valid and enforceable or that patents for which we apply will issue with broad coverage, if at all. The coverage claimed in a patent application can be significantly reduced before the patent is issued and, as a consequence, our patent applications may result in patents with narrow coverage. Since publication of discoveries in scientific or patent literature often lags behind the date of such discoveries, we cannot be certain that we were the first inventor of inventions covered by our patents or patent applications. As part of the patent application process, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office, which could result in substantial cost to us, even if the eventual outcome is favorable. Further, an issued patent may undergo further proceedings to limit its scope so as not to provide meaningful protection and any claims that have issued, or that eventually issue, may be circumvented or otherwise invalidated. Any attempt to enforce our patents or patent application rights could be time consuming and costly. An adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from or to third parties or require us to cease using the technology in dispute. Even if a patent is issued and enforceable, because development and commercialization of pharmaceutical products can be subject to substantial delays, patents may expire early and provide only a short period of protection, if any, following commercialization of related products.

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

We are a party to numerous collaboration agreements and other significant agreements which contain complex commercial terms that could result in disputes, litigation or indemnification liability that could adversely affect our business, results of operations and financial condition.

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

On September 20, 2009, we entered into a worldwide exclusive license agreement with AstraZeneca for the further development and commercialization of NKTR-118 and NKTR-119.  In addition, we have also entered into complex commercial agreements with Novartis in connection with the sale of certain assets related to our pulmonary business, associated technology and intellectual property to Novartis (Novartis Pulmonary Asset Sale), which was completed on December 31, 2008. Our agreements with AstraZeneca and Novartis contain complex representations and warranties, covenants and indemnification obligations that could result in substantial future liability and harm our financial condition if we breach any of our agreements with AstraZeneca or Novartis or any third party agreements impacted by this complex transaction. As part of the Pulmonary Asset Sale, we entered an exclusive license agreement with Novartis Pharma pursuant to which Novartis Pharma grants back to us an exclusive, irrevocable, perpetual, royalty-free and worldwide license under certain specific patent rights and other related intellectual property rights necessary for us to satisfy certain continuing contractual obligations to third parties, including in connection with development, manufacture, sale and commercialization activities related to our partnered program for BAY41-6551 with Bayer Healthcare LLC . We also entered into a service agreement pursuant to which we have subcontracted to Novartis certain services to be performed related to our partnered program for BAY41-6551 and a transition services agreement pursuant to which Novartis and we will provide each other with specified services for limited time periods following the closing of the Novartis Pulmonary Asset Sale to facilitate the transition of the acquired assets and business from us to Novartis.

From time to time, we have informal dispute resolution discussions with third parties regarding the appropriate interpretation of the complex commercial terms contained in our agreements. One or more disputes may arise in the future regarding our collaboration agreements, transaction documents, or third party license agreements that may ultimately result in costly litigation and unfavorable interpretation of contract terms, which would have a material adverse impact on our business, results of operations or financial condition.

If we or our partners are not able to manufacture drugs in quantities and at costs that are commercially feasible, our proprietary and partnered product candidates may experience clinical delays or constrained commercial supply which could significantly harm our business.

If we are not able to scale-up manufacturing to meet the drug quantities required to support large clinical trials or commercial manufacturing in a timely manner or at a commercially reasonable cost, we risk delaying our clinical trials or those of our partners, may breach contractual obligations and incur associated damages and costs, and reduce or even eliminate associated revenues.  In some cases, we may subcontract manufacturing or other services. For instance, we entered a service agreement with Novartis pursuant to which we subcontract to Novartis certain important services to be performed in relation to our partnered program for BAY41-6551 with Bayer Healthcare LLC. If our subcontractors do not dedicate adequate resources to our programs, we risk breach of our obligations to our partners. Building and validating large scale clinical or commercial-scale manufacturing facilities and processes, recruiting and training qualified personnel and obtaining necessary regulatory approvals is complex, expensive and time consuming. In the past we have encountered challenges in scaling up manufacturing to meet the requirements of large scale clinical trials without making modifications to the drug formulation, which may cause significant delays in clinical development. Further, our drug and device combination products, such as BAY41-6551 and the Cipro Inhale program, require significant device design, formulation development work and manufacturing scale-up activities.  Further, we have experienced delays in starting the Phase 3 clinical development program for BAY41-6551 as we work to finalize the device design with a demonstrated capability to be manufactured at commercial scale.  This work is ongoing. Drug/device combination products are particularly complex, expensive, time-consuming and uncertain due to the number of variables involved in the final product design, including ease of patient/doctor use, maintenance of clinical efficacy, reliability and cost of manufacturing, regulatory approval requirements and standards and other important factors. Failure to manufacture products in quantities or at costs that are commercially feasible could cause us not to meet our supply requirements, contractual obligations or other requirements for our proprietary product candidates and, as a result, would significantly harm our business, results of operations and financial condition.

We purchase some of the starting material for drugs and drug candidates from a single source or a limited number of suppliers, and the partial or complete loss of one of these suppliers could cause production delays, clinical trial delays, substantial loss of revenue and contract liability to third parties.

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

For the year ended December 31, 2009, we reported a net loss of $102.5 million.  If and when we achieve profitability depends upon a number of factors, including the timing and recognition of milestone payments and royalties received, the timing of revenue under our collaboration agreements, the amount of investments we make in our proprietary product candidates and the regulatory approval and market success of our product candidates. We may not be able to achieve and sustain profitability.

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

As of December 31, 2009, we had cash, cash equivalents, and short-term investments in marketable securities valued at approximately $396.2 million and approximately $240.7 million of indebtedness, including approximately $215.0 million in convertible subordinated notes due September 2012, $20.3 million in capital lease obligations, and $5.4 million of other long-term liabilities.

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

Our PEGylation and advanced polymer conjugate chemistry platforms and our partnered and proprietary products and product candidates compete with various pharmaceutical and biotechnology companies. Competitors of our PEGylation and polymer conjugate chemistry technologies include The Dow Chemical Company, Enzon Pharmaceuticals, Inc., SunBio Corporation, Mountain View Pharmaceuticals, Inc., Novo Nordisk A/S (formerly assets held by Neose Technologies, Inc.), and NOF Corporation. Several other chemical, biotechnology and pharmaceutical companies may also be developing PEGylation technologies or technologies that have similar impact on target drug molecules. Some of these companies license or provide the technology to other companies, while others are developing the technology for internal use.

There are several competitors for our proprietary product candidates currently in development. For BAY41-6551 (Amikacin inhale), the current standard of care includes several approved intravenous antibiotics for the treatment of either hospital-acquired pneumonia or ventilator-associated pneumonia in patients on mechanical ventilators. For Oral NKTR-118 (PEGylated naloxol), there are currently several alternative therapies used to address opioid-induced constipation (OIC) and opioid-induced bowel dysfunction (OBD), including over-the-counter laxatives and stool softeners such as docusate sodium, senna and milk of magnesia. In addition, there are a number of companies developing potential products which are in various stages of clinical development and are being evaluated for the treatment of OIC and OBD in different patient populations, including Adolor Corporation, GlaxoSmithKline plc, Progenics Pharmaceuticals, Inc., Pfizer (via Wyeth acquisition completed in 2009), Mundipharma Int. Limited, Sucampo Pharmaceuticals and Takeda Pharmaceutical Company Limited. For NKTR-102 (PEG-irinotecan), there are a number of approved therapies for the treatment of colorectal cancer, including Eloxatin, Camptosar, Avastin, Erbitux, Vectibux, Xeloda, Adrucil and Wellcovorin. In addition, there are a number of drugs in various stages of preclinical and clinical development from companies exploring cancer therapies or improved chemotherapeutic agents to potentially treat colorectal cancer, including, but not limited to, products in development from Bristol-Myers Squibb Company, Pfizer, Inc., GlaxoSmithKline plc, Antigenics, Inc., F. Hoffmann-La Roche Ltd, Novartis AG, Cell Therapeutics, Inc., Neopharm Inc., Meditech Research Ltd, Alchemia Limited, Enzon Pharmaceuticals, Inc. and others. There are also a number of chemotherapies and cancer therapies approved today and in various stages of clinical development for ovarian and breast cancers including but not limited to: Avastin® (bevacizumab), Camptosar® (irinotecan), Doxil® (doxorubicin HCl ), Ellence® (epirubicin), Gemzar® (gemcitabine), Herceptin® (trastuzumab),  Hycamtin® (topotecan),  Paraplatin® (carboplatin), and Taxol® (paclitaxel). These therapies are only partially effective in treating ovarian or breast cancers.  Major pharmaceutical or biotechnology companies with approved drugs or drugs in development for these cancers include Bristol-Meyers Squibb, Genentech, Inc., GlaxoSmithKline plc, Johnson and Johnson, Pfizer, Inc., Eli Lilly & Co., and many others.

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

From time to time, third parties have asserted, and may in the future assert, that we or our partners infringe their proprietary rights. The third party often bases its assertions on a claim that its patents cover our technology. Similar assertions of infringement could be based on future patents that may issue to third parties. In certain of our agreements with our partners, we are obligated to indemnify and hold harmless our partners from intellectual property infringement, product liability and certain other claims, which could cause us to incur substantial costs if we are called upon to defend ourselves and our partners against any claims. If a third party obtains injunctive or other equitable relief against us or our partners, they could effectively prevent us, or our partners, from developing or commercializing, or deriving revenue from, certain products or product candidates in the U.S. and abroad. For instance, F. Hoffmann-La Roche Ltd, to which we license our proprietary PEGylation reagent for use in the MIRCERA product, was a party to a significant patent infringement lawsuit brought by Amgen Inc. related to Roche’s proposed marketing and sale of MIRCERA to treat chemotherapy anemia in the U.S.  In October 2008, a federal court ruled in favor of Amgen, issuing a permanent injunction preventing Roche from marketing or selling MIRCERA in the U.S.  In December 2009, the U.S. District court for the District of Massachusetts entered a final judgment and permanent injunction, and Roche and Amgen entered into a settlement and limited license agreement which allows Roche to begin selling MIRCERA in the U.S. in July 2014.

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

Our stock price is volatile. During the year ended December 31, 2009, based on closing bid prices on the NASDAQ Global Select Market, our stock price ranged from $4.03 to $10.47 per share. We expect our stock price to remain volatile. In addition, as our convertible senior notes are convertible into shares of our common stock, volatility or depressed prices of our common stock could have a similar effect on the trading price of our notes. Also, interest rate fluctuations can affect the price of our convertible senior notes. A variety of factors may have a significant effect on the market price of our common stock or notes, including:

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

California

We currently lease approximately 100,000 square feet of facilities in San Carlos, California under a capital lease which expires in 2016. The San Carlos facility is home to our administrative headquarters, as well as research and development for our PEGylation and advanced polymer conjugate technology operations.

On September 30, 2009, we entered into a sublease with Pfizer Inc. for a 102,283 square foot facility located in the Mission Bay Area of San Francisco, California (the “Mission Bay Facility”).  The Mission Bay Facility is currently under construction and is scheduled to be completed by the end of 2010.  When construction is completed, we will relocate all of our functions currently located in San Carlos, California, including our corporate headquarters, to the Mission Bay Facility.  We are currently seeking a sublease tenant for our San Carlos facility following our transition to the Mission Bay Facility.

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

Alabama

We currently own two facilities consisting of 145,000 square feet in Huntsville, Alabama, which house laboratories as well as administrative, clinical and commercial manufacturing facilities for our PEGylation and advanced polymer conjugate technology operations.

India

We completed construction of a research and development facility, totaling approximately 88,000 square feet, near Hyderabad, India at the end of 2009.   In addition, we lease approximately 19,000 square feet of facilities in Hyderabad, India under various operating leases, with expiration dates ranging from 2010 to 2012.

Item 3. Legal Proceedings

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not currently a party to or aware of any proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders in the three-month period ended December 31, 2009.

PART II

Item 5. Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the NASDAQ Global Select Market under the symbol “NKTR.” The table below sets forth the high and low closing sales prices for our common stock as reported on the NASDAQ Global Select Market during the periods indicated.

	High	Low
Year Ended December 31, 2008:
1st Quarter	$7.50	$6.12
2nd Quarter	7.35	3.35
3rd Quarter	5.36	3.10
4th Quarter	5.97	2.83
Year Ended December 31, 2009:
1st Quarter	$5.79	$4.03
2nd Quarter	6.94	5.02
3rd Quarter	10.47	5.89
4th Quarter	10.05	8.07

Holders of Record

As of February 26, 2010, there were approximately 285 holders of record of our common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently expect to retain any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

There were no sales of unregistered securities and there were no common stock repurchases made during the year ended December 31, 2009.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding our equity compensation plans as of December 31, 2009 is disclosed in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K and is incorporated herein by reference from our proxy statement for our 2010 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

The following graph compares, for the five year period ended December 31, 2009, the cumulative total stockholder return (change in stock price plus reinvested dividends) of our common stock with (i) the NASDAQ Composite Index, (ii) the NASDAQ Pharmaceutical Index, (iii) the RGD SmallCap Pharmaceutical Index, (iv) the NASDAQ Biotechnology Index and (v) the RDG SmallCap Biotechnology Index. Measurement points are the last trading day of each of our fiscal years ended December 31, 2004, December 31, 2005, December 31, 2006, December 31, 2007, December 31, 2008 and December 31, 2009. The graph assumes that $100 was invested on December 31, 2004 in the common stock of the Company, the NASDAQ Composite Index, the Nasdaq Pharmaceutical Index, the RGD SmallCap Pharmaceutical Index, the NASDAQ Biotechnology Index and the RDG SmallCap Biotechnology Index and assumes reinvestment of any dividends. The stock price performance in the graph is not intended to forecast or indicate future stock price performance.

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

	Years ended December 31,
	2009	2008	2007	2006	2005
Statements of Operations Data:
Revenue:
Product sales and royalties (1)	$35,288	$41,255	$180,755	$153,556	$29,366
License, collaboration and other revenue (2)	36,643	48,930	92,272	64,162	96,913
Total revenue	71,931	90,185	273,027	217, 718	126,279
Total operating costs and expenses (3)(4)	167,063	172,837	309,175	376,948	308,912
Loss from operations	(95,132)	(82,652)	(36,148)	(159,230)	(182,633)
Gain (loss) on debt extinguishment	—	50,149	—	—	(303)
Interest and other income (expense), net	(7,640)	(2,639)	4,696	5,297	(2,312)
Provision (benefit) for income taxes	(253)	(806)	1,309	828	(137)
Net loss	$(102,519)	$(34,336)	$(32,761)	$(154,761)	$(185,111)
Basic and diluted net loss per share (5)	$(1.11)	$(0.37)	$(0.36)	$(1.72)	$(2.15)
Shares used in computing basic and diluted net loss per share (5)	92,772	92,407	91,876	89,789	85,915

	As of December 31,
	2009	2008	2007	2006	2005
Balance Sheet Data:
Cash, cash equivalents and investments	$396,211	$378,994	$482,353	$466,977	$566,423
Working capital	$260,650	$337,846	$425,191	$369,457	$450,248
Total assets	$575,518	$560,536	$725,103	$768,177	$858,554
Deferred revenue	$192,372	$65,577	$80,969	$40,106	$23,861
Convertible subordinated notes	$214,955	$214,955	$315,000	$417,653	$417,653
Other long-term liabilities	$23,344	$25,585	$27,543	$29,189	$27,598
Accumulated deficit	$(1,226,609)	$(1,124,090)	$(1,089,754)	$(1,056,993)	$(902,232)
Total stockholders’ equity	$102,367	$190,154	$214,439	$227,060	$326,811

(1)	2006 and 2007 product sales and royalties include commercial manufacturing revenue from Exubera bulk dry powder insulin and Exubera inhalers.

(2)	2007, 2006, and 2005 collaboration and other revenue included Exubera commercialization readiness revenue.

(3)	We changed our method of accounting for stock based compensation on January 1, 2006 in connection with the adoption of SFAS No. 123R, Share-Based Payment.

(4)	Operating costs and expenses includes the Gain on sale of pulmonary assets of $69.6 million in 2008 and the Gain on termination of collaborative agreements, net of $79.2 million in 2007.

(5)	Basic and diluted net loss per share is based upon the weighted average number of common shares outstanding.

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

During 2009, we continued to make substantial investments to advance our pipeline of drug candidates from early stage discovery research through clinical development. On September 20, 2009, we entered into a License Agreement with AstraZeneca (the AstraZeneca License) for the worldwide development and commercialization of NKTR-118 and NKTR-119 (a co-formulated product candidate including a long-acting opioid and NKTR-118). We have several Phase 2 clinical trials for NKTR-102 (PEGylated irinotecan) directed at a number of different indications in the oncology therapeutic area that we were advancing during 2009 and we expect to continue in 2010.  In January 2010, we announced preliminary results from stage one of the ongoing Phase 2 development program for NKTR-102 for platinum resistant ovarian cancer patients.  In February 2009, we announced that we had dosed the first patient in a Phase 1 clinical trial for NKTR-105 (PEGylated docetaxel) for patients with refractory solid tumors and this clinical trial is currently ongoing.  We also have other products in the early discovery research or preclinical development.

Our focus on research and clinical development requires substantial investments that continue to increase as we advance each drug candidate through each phase of the development cycle. While we believe that our strategy has the potential to create significant value if one or more of our drug candidates demonstrates positive clinical results and/or receives regulatory approval in one or more major markets, drug development is an inherently uncertain process and there is a high risk of failure at every stage prior to approval and the timing and outcome of clinical trial results are very difficult to predict. Clinical development success and failures can have an unpredictable and disproportionate positive or negative impact on our scientific and medical prospects, financial prospects, financial condition, and market value.

We decide on a program-by-program basis whether we wish to continue development into Phase 3 pivotal clinical trials and commercialize products on our own, or seek a partner, or pursue a combination of these approaches. Following completion of Phase 2 development, or earlier in the development cycle in certain circumstances, we will generally be seeking collaborations with one or more biotechnology or pharmaceutical companies to conduct Phase 3 clinical development, to be responsible for the regulatory approval process and, if such drug candidate is approved, to market and sell the drug in one or more global markets.  To date, we have partnered our proprietary drug development programs prior to Phase 3 clinical development.  For example, we intend to seek a collaboration partner for NKTR-102 prior to commencing any Phase 3 clinical trials for this drug candidate.  Whether we ultimately enter into a collaboration agreement for NKTR-102 will depend on the partnership opportunities available to us.  The financial terms of such future collaborations, if any, including, without limitation, upfront payments, development and sales milestone payments, and royalty rates, will be critical to the future prospects of our business and financial condition. There can be no assurance that any future collaborations will be available to us for NKTR-102 or other of our development programs, on favorable terms or at all.

We also have a number of existing license and collaboration agreements with third parties who have licensed our proprietary technologies for drugs that have either received regulatory approval in one or more markets or drug candidates that are still in the clinical development stage. For example, the future clinical and commercial success of Bayer’s Amikacin Inhale (BAY41-6551 or NKTR-061), UCB’s CIMZIA™ , Roche’s MIRCERA and Affymax’s Hematide, among others, will together have a material impact on our long-term financial results and financial condition, as will the success of Bayer’s Cipro Inhale program, in relation to which we have certain royalty rights. Because drug development and commercialization is subject to numerous risks and uncertainties, there is a risk that our future revenue from one or more of these agreements will be less than we anticipate.

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

Key Developments and Trends in Liquidity and Capital Resources

At December 31, 2009, we had approximately $396.2 million in cash, cash equivalents, and short-term investments and $240.7 million in indebtedness. We may from time to time purchase or retire convertible subordinated notes through cash purchase or exchanges for our other securities in open market or privately negotiated transactions, depending on, among other factors, our levels of available cash and the price at which such convertible notes are available for purchase. For instance, in the fourth quarter of 2008, we repurchased approximately $100.0 million in par value of our 3.25% convertible subordinated notes for an aggregate purchase price of $47.8 million. We will evaluate similar future transactions, if any, in light of then-existing market conditions. These transactions, individually or in the aggregate, may be material to our business.

In 2010, we plan to relocate all of our functions currently located in San Carlos, California, including our corporate headquarters, to the Mission Bay area of San Francisco, California, which we have subleased from Pfizer Inc.  In connection with the move, we expect to spend approximately $25.0 million for tenant improvements to complete the Mission Bay Facility and office and laboratory equipment in 2010.

We have financed our operations primarily through revenue from product sales and royalties, development and commercialization collaboration contracts and debt and equity financings. In October 2009, we received a payment of $125.0 million from AstraZeneca under the AstraZeneca License as an upfront payment for the worldwide rights to further develop and commercialize Oral NKTR-118 and NKTR-119.  In December 2009, we also received a payment of $31.0 million from the exercise of a license option extension by one of our existing collaboration partners.  Similar to 2009, the results of our collaboration partnering efforts will also have a material impact on our cash position at the end of 2010.  To date we have incurred substantial debt as a result of our issuances of subordinated notes that are convertible into our common stock. Our substantial debt, the market price of our securities, and the general economic climate, among other factors, could have material consequences for our financial condition and could affect our sources of short-term and long-term funding. Our ability to meet our ongoing operating expenses and repay our outstanding indebtedness is dependent upon our and our partners’ ability to successfully complete clinical development of, obtain regulatory approvals for and successfully commercialize new drugs. Even if we or our partners are successful, we may require additional capital to continue to fund our operations and repay our debt obligations as they become due. There can be no assurance that additional funds, if and when required, will be available to us on favorable terms, if at all.

Results of Operations

Years Ended December 31, 2009, 2008, and 2007

Revenue (in thousands, except percentages)

	Years ended December 31,			Increase/ (Decrease)	Increase/ (Decrease)	Percentage Increase/ (Decrease)	Percentage Increase/ (Decrease)
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007	2009 vs. 2008	2008 vs. 2007
Product sales and royalties	$35,288	$41,255	$180,755	$(5,967)	$(139,500)	(14)%	(77)%
License, collaboration and other	36,643	48,930	92,272	(12,287)	(43,342)	(25)%	(47)%
Total revenue	$71,931	$90,185	$273,027	$(18,254)	$(182,842)	(20)%	(67)%

Total revenue decreased for the year ended December 31, 2009 compared to the year ended December 31, 2008 primarily as a result of the sale of certain of our pulmonary assets to Novartis completed on December 31, 2008 (Novartis Pulmonary Asset Sale) and lower product manufacturing volumes required by our collaboration partners.  In connection with the Novartis Pulmonary Asset Sale, our collaboration agreement with Novartis for TIP was terminated and our collaboration agreement with Bayer Schering Pharma AG for Cipro Inhale was assigned to Novartis.  For the year ended December 31, 2009, two of our partners, AstraZeneca AB and UCB Pharma, represented 35% and 17%, respectively, of our total revenue.

For the year ended December 31, 2008, the decrease in total revenue from the year ended December 31, 2007 was primarily attributable to the termination of our collaboration agreements with Pfizer related to Exubera and NGI, which accounted for $182.4 million, or 67%, of our total revenue during the year ended December 31, 2007. We had no revenue from Pfizer related to Exubera or NGI for the year ended December 31, 2008 or 2009. Four of our customers, Bayer (including Bayer Healthcare LLC and Bayer Schering Pharma AG), UCB Pharma, Novartis, and Roche represented 24%, 16%, 15%, and 14%, respectively, of our total revenue during the year ended December 31, 2008.

Product sales and royalties

Product sales include cost-plus and fixed price manufacturing and supply agreements with our collaboration partners.  We also receive royalty revenue from certain of our collaboration partners based on their net sales once their products are approved for commercial sale.  Royalty revenues were $5.2 million, $3.5 million, and $3.7 million for the years ended December 31, 2009, 2008, and 2007, respectively.  In 2010, we expect product sales and royalties to remain at approximately the same level as 2009.

Lower product demand from our collaboration partners resulted in decreased product sales of approximately $7.7 million for the year ended December 31, 2009 compared to the year ended December 31, 2008.  For the year ended December 31, 2009, an increase in royalties of approximately $1.7 million partially offset the decrease in product sales compared to the year ended December 31, 2008.

For the year ended December 31, 2007, Exubera product sales to Pfizer accounted for $132.9 million of our total revenue. We had no revenue from Pfizer related to Exubera for the year ended December 31, 2008 or 2009. Non-Exubera product sales and royalties decreased by approximately $6.6 million, or 14%, for the year ended December 31, 2008, compared to the year ended December 31, 2007. The decrease in non-Exubera product sales and royalties is primarily attributable to the November 30, 2007 sale of Aerogen Ireland Ltd., one of our former subsidiaries that manufactured and supplied general purpose nebulizer devices, which accounted for $5.5 million in revenue for the year ended December 31, 2007.

License, collaboration and other revenue

License, collaboration and other revenue includes amortization of upfront payments and performance milestone payments received in connection with our license and collaboration agreements and reimbursed research and development expenses.  The level of license, collaboration and other revenues depends in part upon the estimated amortization period of the upfront and milestone payments, the achievement of future milestones, the continuation of existing collaborations, the amount of reimbursed research and development work, and the signing of new collaborations.

The decrease in License, collaboration and other revenue for the year ended December 31, 2009 compared to the year ended December 31, 2008 is primarily attributable to elimination of any revenue from Novartis related to TIP and from Bayer Schering Pharma AG for Cipro Inhale as a result of the Novartis Pulmonary Asset Sale.  In addition, 2008 included revenue related to a new intellectual property license agreement we entered into with Roche and higher revenue from Bayer under our collaboration agreement for BAY41-6551. This decrease is partially off-set by $25.1 million in revenue recognized related to our agreement with AstraZeneca for NKTR-118 and NKTR-119. In 2009, we recognized $23.6 million of the $125.0 million upfront payment received form AstraZeneca and $1.5 million in reimbursement of technology transfer costs incurred by us.  We expect to recognize the remainder of this upfront payment in 2010.

We expect License, collaboration and other revenue to increase in 2010 due to the recognition of the remaining amount of the upfront payment we received from the AstraZeneca collaboration transaction.

For the year ended December 31, 2007, License, collaboration and other revenue from Pfizer related to Exubera and NGI accounted for $49.5 million of our License, collaboration and other revenue. We had no collaboration and other revenue from Pfizer related to Exubera or NGI for the year ended December 31, 2008 or the year ended December 31, 2009. The increase in non-Pfizer collaboration and other revenue of $6.1 million during the year ended December 31, 2008 compared to the year ended December 31, 2007 is primarily attributable to revenue received from an intellectual property license agreement with Roche that we entered into in 2008.  For the year ended December 31, 2008, we have recognized increased License, collaboration and other revenue from Bayer (including Bayer Healthcare LLC and Bayer Schering Pharma AG) of $12.3 million under our collaboration agreements for BAY41-6551 and Cipro Inhale. These increases are offset by decreased collaboration and other revenue of $3.3 million from Novartis Vaccines and Diagnostics, Inc. under our collaboration agreement for TIP and of $3.7 million from Solvay Pharmaceuticals, Inc. and Zelos Therapeutics Inc. following the termination of those collaboration agreements in 2008.

The timing and future success of our drug development programs and those of our collaboration partners are subject to a number of risks and uncertainties. See “Part I, Item 1A—Risk Factors” for discussion of the risks associated with our partnered research and development programs.

Revenue by geography

Revenue by geographic area is based on locations of our partners. The following table sets forth revenue by geographic area (in thousands):

	Years ended December 31,
	2009	2008	2007
United States	$29,511	$30,800	$212,990
European countries	42,420	59,385	60,037
Total revenue	$71,931	$90,185	$273,027

The decrease in revenue attributable to the United States for the year ended December 31, 2008 compared to the year ended December 31, 2007 is primarily attributable to the termination of our Exubera collaboration with Pfizer in 2007.

Cost of goods sold (in thousands, except percentages)

	Years ended December 31,			Increase/ (Decrease)	Increase/ (Decrease)	Percentage Increase/ (Decrease)	Percentage Increase/ (Decrease)
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007	2009 vs. 2008	2008 vs. 2007
Cost of goods sold	$30,948	$28,216	$137,696	$2,732	$(109,480)	10%	(80)%
Product gross profit	4,340	13,039	43,059	(8,699)	(30,020)	(67)%	(70)%
Product gross margin	12%	32%	24%

The decrease to product gross margin during the year ended December 31, 2009 compared to the year ended December 31, 2008 is primarily attributable to lower manufacturing volumes and a $2.1 million success fee that became due to one of our former consulting firms as the final payment due under the agreement in 2009.

 The decrease in cost of goods sold and product gross margin during the year ended December 31, 2008 compared to the year ended December 31, 2007 was primarily due to the termination of our Exubera collaboration agreement with Pfizer. During the year ended December 31, 2007, Exubera cost of goods sold was $103.6 million and Exubera gross margin was $29.3 million. The increase in product gross margin percentage resulted from the change in product mix with our product sales based on our proprietary PEGylation materials having a relatively higher gross margin than Exubera.

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

Other cost of revenue (in thousands, except percentages)

	Years ended December 31,			Increase/ (Decrease)	Increase/ (Decrease)	Percentage Increase/ (Decrease)	Percentage Increase/ (Decrease)
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007	2009 vs. 2008	2008 vs. 2007
Other cost of revenue	$—	$6,821	$9,821	$(6,821)	$(3,000)	n/a	(31)%

Other cost of revenue included the idle Exubera manufacturing capacity costs that were incurred by us prior to the termination of all of our inhaled insulin programs in April 2008 and Exubera commercialization readiness costs incurred in 2007.

Idle Exubera manufacturing capacity costs includes the costs of maintaining our manufacturing operating capacity after the termination of the Pfizer agreements on November 9, 2007 through the termination of our inhaled insulin programs on April 9, 2008. Idle Exubera manufacturing capacity costs include amounts payable to Pfizer and Tech Group under interim manufacturing capacity maintenance agreements and an allocation of manufacturing costs shared between commercial operations and research and development, including employee compensation and benefits, rent, and utilities. Idle Exubera manufacturing costs were nil, $6.8 million, and $6.3 million for the year ended December 31, 2009, 2008, and 2007, respectively.

Exubera commercialization readiness costs were start-up manufacturing costs we incurred in our Exubera inhalation bulk powder manufacturing facility and our Exubera inhaler device third party contract manufacturing locations in preparation for commercial scale manufacturing beginning in early 2006. Exubera commercialization readiness costs were nil, nil, and $3.5 million for the years ended December 31, 2009, 2008, and 2007, respectively.

We do not expect to incur any additional idle Exubera manufacturing capacity or Exubera commercialization readiness costs.

Research and development expense (in thousands, except percentages)

	Years ended December 31,			Increase/ (Decrease)	Increase/ (Decrease)	Percentage Increase/ (Decrease)	Percentage Increase/ (Decrease)
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007	2009 vs. 2008	2008 vs. 2007
Research & development expense	$95,109	$154,417	$153,575	$(59,308)	$842	(38)%	1%

Research and development expense consists primarily of personnel costs, including salaries, benefits and stock-based compensation, clinical studies performed by contract research organizations (CROs), materials and supplies, licenses and fees and overhead allocations consisting of various support and facilities related costs.

The costs incurred in connection with our research and development programs, including an allocation of shared resources and overhead costs to programs, are as follows (in thousands):

	Clinical	Years ended December 31,
	Study Status(1)	2009	2008	2007
NKTR-102 (PEGylated irinotecan)	Phase 2	$31,500	$24,205	$12,741
NKTR-118 (oral PEGylated naloxol)(2)	Phase 2	20,276	24,579	12,852
BAY41-6551 (NKTR-061, Amikacin Inhale) (3)	Phase 2	13,621	17,676	15,196
NKTR-105 (PEGylated docetaxel)	Phase 1	4,986	8,384	400
Other PEGylation product candidates	Various	24,460	21,030	16,165
Tobramycin inhalation powder (TIP)(4)	n/a	—	19,674	16,255
Cipro Inhale(5)	n/a	—	11,447	8,321
Inhaled Insulin(6)	n/a	—	3,511	37,647
Other pulmonary product candidates(7)	Various	166	17,990	28,107
Other		100	5,921	5,891
Research and development expense		$95,109	$154,417	$153,575

(1)	Clinical Study Status definitions are provided in the chart found in Part I, Item 1. Business.
(2)	Partnered with AstraZeneca AB on September 20, 2009.
(3)
Partnered with Bayer Healthcare LLC in August 2007. As part of the Novartis Pulmonary Asset Sale, we retained an exclusive license to this technology for the development and commercialization of this product which was originally developed by Nektar.

(4)	The collaboration agreement with Novartis was terminated on December 31, 2008 in connection with the Novartis Pulmonary Asset Sale.
(5)	The collaboration agreement with Bayer Schering Pharma AG was assigned to Novartis on December 31, 2008 in connection with the Novartis Pulmonary Asset Sale.
(6)
Partnership for the collaboration and development of Exubera inhalation powder and the next generation inhaled insulin with Pfizer was terminated on November 9, 2007. We terminated all of our inhaled insulin programs in April 2008.

(7)	Certain proprietary pulmonary intellectual property was transferred to Novartis as part of the Novartis Pulmonary Asset Sale.

In connection with the Novartis Pulmonary Asset Sale, we transferred approximately 140 of our personnel dedicated to our pulmonary operations and our San Carlos research and manufacturing facility to Novartis. In addition, we ceased research activities on the TIP research and development program, the Cipro Inhale program and certain other proprietary pulmonary development programs.  During 2009, we had several Phase 2 clinical trials ongoing for NKTR-102 with treatment sites around the world for ovarian, breast, and colorectal cancers; we completed our Phase 2 clinical trial for NKTR-118 in March 2009 and performed development activities to prepare for a Phase 3 clinical trial; we continued to develop the nebulizer device for BAY41-6551 in preparation for the Phase 3 clinical trial that we are targeting to start in 2010; and we continued to enroll patients in our Phase 1 clinical trial for NKTR-105.   The decrease in research and development expense for the year ended December 31, 2009 compared to the year ended December 31, 2008 is primarily attributable to the divestiture of certain pulmonary research and development programs as part of the Novartis Pulmonary Asset Sale.  Research and development expense related to terminated pulmonary programs totaled $52.6 million for the year ended December 31, 2008 which was comprised of facility, employee related and other costs.  Additionally, in 2008 we recorded approximately $5.9 million in other expenses related to the workforce reduction executed in February 2008 and additional severance costs related to the Novartis Pulmonary Asset Sale.

We expect research and development expense will increase in 2010 as compared to 2009, as we complete or continue the Phase 2 clinical trials for NKTR-102 and the Phase 1 clinical trial for NKTR-105 and advance various product candidates through the research and pre-clinical phase.

Research and development expense remained at a consistent level in 2008 as compared to 2007 despite a significant increase in our investment in clinical development of our proprietary drug candidates in 2008. This was a result of the continued transition of our business to focus on our internal proprietary drug candidates in 2008 and a decrease in other research and development activities.

Salaries, benefits, and stock-based compensation expense decreased by approximately $14.0 million for the year ended December 31, 2008 compared to the year ended December 31, 2007, as we continued to realize the benefits of our workforce reduction plans implemented in May 2007 and February 2008. Facilities and equipment expense decreased by approximately $8.0 million primarily as a result of lower depreciation due to the write-off of the Pfizer-related equipment in 2007 and certain pulmonary property and equipment classified as held for sale at September 30, 2008. These decreases were offset by increased costs related to our ongoing clinical trials for our proprietary drug candidates, comprised increased outside services of $13.4 million, including costs to CROs, and increased materials and supplies expense of $8.2 million. During the year ended December 31, 2008, research and development expense included approximately $2.7 million in additional costs related to the Novartis Pulmonary Asset Sale, including one-time termination benefits and other costs.  During the year ended December 31, 2008, our research and development spending in our partnered drug development programs decreased compared to the year ended December 31, 2007 after the termination of our Pfizer agreements for inhaled insulin in November 2007. Spending related to our proprietary drug development programs increased as we continued to advance clinical development for NKTR-102, NKTR-118, and NKTR-105.

The estimated completion dates for our programs are not reasonably certain. See Item 1a. Risk Factors for discussion of the risks associated with drug candidates in development and the risks and uncertainties associated with clinical development at any stage.

General and administrative expense (in thousands, except percentages)

	Years ended December 31,			Increase/ (Decrease)	Increase/ (Decrease)	Percentage Increase/ (Decrease)	Percentage Increase/ (Decrease)
	2008	2008	2007	2009 vs. 2008	2008 vs. 2007	2009 vs. 2008	2008 vs. 2007
General & administrative expense	$41,006	$51,497	$58,865	$(10,491)	$(7,368)	(20)%	(13)%

General and administrative expenses are associated with administrative staffing, business development, finance, marketing, and legal.

The decrease in general and administrative expenses for the year ended December 31, 2009 compared to the year ended December 31, 2008, is primarily attributable to decreased employee compensation costs of $4.1 million, decreased professional fees of $4.3 million, and decreased marketing costs of $1.7 million due to our election to terminate our co-promotion rights and obligations under the collaboration agreement with Bayer for BAY41-6551.  In 2010, we expect general and administrative expenses to remain at a level consistent with 2009.

The decrease in general and administrative expenses for the year ended December 31, 2008 compared to the year ended December 31, 2007 is primarily attributable to decreased professional fees of $5.1 million and decreased salaries and benefits of $8.8 million, partially offset by increased marketing costs of $1.7 million related to our co-promotion obligations with Bayer Healthcare LLC for BAY41-6551 and decreased corporate overhead costs allocated out of general and administrative departments to manufacturing and research and development of $4.0 million.

Impairment of long lived assets (in thousands except percentages)

	Years ended December 31,			Increase/ (Decrease)	Increase/ (Decrease)	Percentage Increase/ (Decrease)	Percentage Increase/ (Decrease)
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007	2009 vs. 2008	2008 vs. 2007
Impairment of long-lived assets	$-	$1,458	$28,396	$(1,458)	$(26,938)	n/a	(95)%

During the year ended December 31, 2008, impairment of long lived assets included an impairment charge of $1.5 million related to a specialized dryer designed for our PEGylation manufacturing facility. The dryer was not functioning properly and was not being used in operations. We determined the carrying value of the manufacturing equipment exceeded the fair value based on a discounted cash flow model.

During the year ended December 31, 2007, impairment of long lived assets includes an impairment charge of $28.4 million for Exubera-related assets following the termination of our collaborative agreements with Pfizer.

Gain on sale of pulmonary assets (in thousands except percentages)

	Years ended December 31,			Increase/ (Decrease)	Increase/ (Decrease)	Percentage Increase/ (Decrease)	Percentage Increase/ (Decrease)
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007	2009 vs. 2008	2008 vs. 2007
Gain on sale of pulmonary assets	$—	$(69,572)	$—	$(69,572)	$69,572	n/a	n/a

On December 31, 2008, we sold certain of our pulmonary assets to Novartis for $115.0 million. The gain on sale of pulmonary assets includes the purchase price received from Novartis less the net book value of property and equipment of $37.3 million, an equity investment in Pearl Therapeutics, Inc. of $2.7 million, transaction costs of $4.6 million, and other costs of $0.9 million.

Gain on termination of collaborative agreements, net (in thousands except percentages)

	Years ended December 31,			Increase/ (Decrease)	Increase/ (Decrease)	Percentage Increase/ (Decrease)	Percentage Increase/ (Decrease)
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007	2009 vs. 2008	2008 vs. 2007
Gain on termination of collaborative agreements, net	$—	$—	$(79,178)	$—	$(79,178)	n/a	n/a

On November 9, 2007, we terminated our collaborative development and license agreement with Pfizer and all other agreements between us and Pfizer related to Exubera and NGI. Pursuant to the termination agreement, we received a one-time payment of $135.0 million from Pfizer in full satisfaction and release of all contract obligations. The gain on termination of collaborative agreements, net, includes the Pfizer termination payment received of $135.0 million less our contractual aggregate liability to certain subcontractors, Bespak and Tech Group, of $32.4 million and less settlement of outstanding receivables and payables with Pfizer of $23.5 million.

Interest income (in thousands except percentages)

	Years ended December 31,			Increase/ (Decrease)	Increase/ (Decrease)	Percentage Increase/ (Decrease)	Percentage Increase/ (Decrease)
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007	2009 vs. 2008	2008 vs. 2007
Interest income	$3,688	$12,495	$22,201	$(8,807)	$(9,706)	(70)%	(44)%

The decreases in interest income for the years ended December 31, 2009 and 2008 compared to the previous years, was primarily attributable to lower interest rates on our cash, cash equivalents, and available-for-sale investments.

Interest expense (in thousands except percentages)

	Years ended December 31,			Increase/ (Decrease)	Increase/ (Decrease)	Percentage Increase/ (Decrease)	Percentage Increase/ (Decrease)
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007	2009 vs. 2008	2008 vs. 2007
Interest expense	$12,176	$15,192	$18,638	$(3,016)	$(3,446)	(20)%	(18)%

We repurchased $100.0 million par value of our 3.25% convertible subordinated notes (Notes) in the fourth quarter of 2008.  This resulted in a lower average balance of Notes outstanding and a corresponding decrease in interest expense in 2009 compared to 2008 and in 2008 compared to 2007.  The Notes are due in September 2012.  We expect 2010 interest expense to remain at a level consistent with 2009.

Gain on debt extinguishment (in thousands except percentages)

	Years ended December 31,			Increase/ (Decrease)	Increase/ (Decrease)	Percentage Increase/ (Decrease)	Percentage Increase/ (Decrease)
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007	2008 vs. 2007	2008 vs. 2007
Gain on debt extinguishment	$—	$50,149	$—	$(50,149)	$50,149	n/a	n/a

During the three months ended December 31, 2008, we repurchased approximately $100.0 million in par value of our 3.25% convertible subordinated notes for an aggregate purchase price of $47.8 million. The recognized gain on debt extinguishment is net of transaction costs of $1.0 million and accelerated amortization of our deferred financing costs of $1.1 million.

Liquidity and Capital Resources

We have financed our operations primarily through revenue from product sales, royalties and research and development contracts, as well as public and private placements of debt and equity. As of December 31, 2009, we had cash, cash equivalents and investments in marketable securities of $396.2 million and indebtedness of $240.7 million, including $215.0 million of convertible subordinated notes, $20.3 million in capital lease obligations and $5.4 million in other liabilities. Additionally at December 31, 2009, we had letter of credit arrangements with certain financial institutions and vendors, including our landlord, totaling $2.9 million. These letters of credit expire during 2010 and are secured by investments of similar amounts.

Due to the continuing difficult environment in the credit markets, we may experience reduced liquidity with respect to some of our short-term investments. These investments are generally held to maturity, which is less than one year. However, if the need arose to liquidate such securities before maturity, we may experience losses on liquidation. As of December 31, 2009, we held $363.1 million of available-for-sale investments, excluding money market funds, with an average time to maturity of 153 days.  Based on our available cash and our expected operating cash requirements, we do not intend to sell these securities and it is more likely than not that we will not be required to sell these securities before we recover the amortized cost basis.  To date we have not experienced any liquidity issues with respect to these securities, but should such issues arise, we may be required to hold some, or all, of these securities until maturity. We believe that, even allowing for potential liquidity issues with respect to these securities, our remaining cash and cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for at least the next twelve months.

On September 30, 2009, we entered into a sublease with Pfizer Inc. for a 102,283 square foot facility located in the Mission Bay Area of San Francisco, California (Mission Bay Facility).  The Mission Bay Facility is currently under construction and is scheduled to be completed by the end of 2010.  We anticipate that our capital requirements for 2010 related to the Mission Bay Facility will total approximately $25.0 million for tenant improvements and office and laboratory equipment.  When construction is completed, we will relocate all of our functions currently located in San Carlos, California, including our corporate headquarters, to the Mission Bay Facility.  We are currently seeking a sublease tenant for our San Carlos facility following our transition to the Mission Bay Facility.

Cash flows from operating activities

During the year ended December 31, 2009, net cash provided by operating activities totaled $39.7 million, which included the $125.0 million upfront payment received from AstraZeneca under the license agreement we entered into for NKTR-118 and NKTR-119 and $31.0 million license extension payment received from Roche in December 2009.  In 2010, we expect that 2010 cash flows from operating activities, excluding upfront payments received, if any, will increase in 2009 as a result of increased spending on our proprietary research and development programs.

During the year ended December 31, 2008, net cash used for our operating activities was $145.8 million. The decrease in net cash provided by our operating activities for the year ended December 31, 2008 as compared to the year ended December 31, 2007, resulted from the $135.0 million cash payment received from Pfizer in 2007 under the Exubera termination agreement and upfront payments of $50.0 million and $24.6 million received in 2007 from Bayer Healthcare LLC and Pfizer, respectively. In addition, the net cash used for our operating activities for the year ended December 31, 2008 included a number of significant items including a $10.0 million clinical development milestone received from Bayer Healthcare LLC under our collaboration agreement for BAY41-6551, payments by us to Bespak Europe Ltd. and Tech Group North America, Inc. of $39.9 million for amounts due under termination agreements with these Exubera inhaler device contract manufacturers, all of which was recorded as an expense in 2007, $6.8 million paid to maintain Exubera manufacturing capacity through April 2008, and $5.4 million for severance, employee benefits, and outplacement services in connection with our workforce reduction plans.

Cash flows from investing activities

We purchased $16.4 million, $18.9 million, and $32.8 million of property and equipment in the years ended December 31, 2009, 2008, and 2007, respectively. Additionally, we made advanced payments on property and equipment purchases of $4.3 million in the year ended December 31, 2009.  We expect our capital expenditures to increase in 2010, as we construct the leasehold improvements for the Mission Bay sublease and complete our research and development facility in Hyderabad, India.

On December 31, 2008, we completed the sale of certain pulmonary assets to Novartis for a purchase price of $115.0 million. We paid $0.2 million in transaction costs related to the sale during the year ended December 31, 2008 and $4.4 million in transaction costs during the year ended December 31, 2009.

In July 2008, we invested $4.2 million in Pearl Therapeutics Inc. (Pearl). In 2007, we granted Pearl a limited field intellectual property license to certain of our proprietary pulmonary delivery technology. In connection with the Novartis Pulmonary Asset Sale, we transferred our ownership interest in Pearl to Novartis and assigned the intellectual property license we had in place with Pearl to Novartis.

Cash flows used in financing activities

During the year ended December 31, 2008, we repurchased approximately $100.0 million in par value of our 3.25% convertible subordinated notes for an aggregate purchase price of $47.8 million. The $215.0 million of 3.25% convertible subordinated notes outstanding at December 31, 2008, are due in September 2012.  We repaid $102.7 million of convertible subordinated notes during the year ended December 31, 2007.

Contractual Obligations
	Payments due by period
	Total	<=1 yr 2010	2-3 yrs 2011-2012	4-5 yrs 2013-2014	2015+
Obligations (1)
Convertible subordinated notes, including interest	$234,167	$6,986	$227,181	$—	$—
Capital leases, including interest	34,107	4,752	9,810	10,231	9,314
Operating leases (2)	21,320	—	—	1,509	19,811
Purchase commitments (3)	11,141	11,141	—	—	—
Litigation settlement, including interest	7,000	1,000	2,000	2,000	2,000
	$307,735	$23,879	$238,991	$13,740	$31,125

(1)	The above table does not include certain commitments and contingencies which are discussed in Note 7 of Item 8. Financial Statements and Supplementary Data.

(2)
On September 30, 2009, we entered into an operating sublease for a new facility which will include our corporate headquarters and an R&D center at 455 Mission Bay Blvd in San Francisco, California.  The lease is discussed in Note 6 of Item 8. Financial Statements and Supplementary Data.

(3)
Substantially all of this amount was subject to open purchase orders as of December 31, 2009 that were issued under existing contracts. This amount does not represent minimum contract termination liability for our existing contracts.

Given our current cash requirements, we forecast that we will have sufficient cash to meet our net operating expense requirements and contractual obligations at least through December 31, 2011. We plan to continue to invest in our growth and our future cash requirements will depend upon the timing and results of these investments. Our capital needs will depend on many factors, including continued progress in our research and development programs, progress with preclinical and clinical trials of our proprietary and partnered drug candidates, our ability to successfully enter into additional collaboration agreements for one or more of our proprietary drug candidates or intellectual property that we control, the time and costs involved in obtaining regulatory approvals, the costs of developing and scaling our clinical and commercial manufacturing operations, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, the need to acquire licenses to new technologies and the status of competitive products.

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

Revenue Recognition

License, collaboration and other research revenue includes amortization of upfront fees. Upfront fees are recognized ratably over the expected performance period under the arrangement. Management makes its best estimate of the period over which we expect to fulfill our performance obligations, which may include technology transfer assistance, clinical development activities, or manufacturing activities through the commercial life of the product.  Given the complexities and uncertainties of research and development collaborations, significant judgment is required to determine the duration of the performance period.

As of December 31, 2009, we have $51.8 million of deferred upfront fees related to five research and collaboration agreements that are being amortized over 6 to 24 years, or an average of 12 years.  For our research and collaboration agreements, our performance obligations may span the life of the agreement.  For these, the shortest reasonable period is the end of the development period (estimated to be 4 to 6 years) and the longest period is the contractual life of the agreement, which is generally 10-12 years from the first commercial sale.  Given the statistical probability of drug development success in the bio-pharmaceutical industry, drug development programs have only a 5% to 10% probability of reaching commercial success. If we had determined a longer or shorter amortization period was appropriate, our annual upfront fee amortization could be as low as $4.0 million or as high as $17.0 million.

As of December 31, 2009, we also have $136.2 million of deferred upfront fees related to three license agreements that are being amortized over 1.2, 2, and 6 years, respectively.  Our performance obligations for these agreements may include technology transfer assistance and/or back-up manufacturing and supply services for a specified period of time; therefore, the time estimated to complete the performance obligations related to licenses is much shorter than research and collaboration agreements.  We may experience delays in the execution of the technology transfer plans, which would result in a longer amortization period.

Our original estimates are periodically evaluated to determine if circumstances have caused the estimates to change and if so, amortization of revenue is adjusted prospectively.

Stock-Based Compensation

We use the Black-Scholes option valuation model adjusted for the estimated historical forfeiture rate for the respective grant to determine the estimated fair value of our stock-based compensation arrangements on the date of grant (grant date fair value) and expense this value ratably over the service period of the option or performance period of the Restricted Stock Unit award (RSU). The Black-Scholes option pricing model requires the input of highly subjective assumptions. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect fair value estimates, in management’s opinion, the existing models may not provide a reliable single measure of the fair value of our employee stock options or common stock purchased under our employee stock purchase plan. In addition, management continually assesses the assumptions and methodologies used to calculate the estimated fair value of stock-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to the assumptions and methodologies, and which could materially impact our fair value determination, as well as our stock-based compensation expense.

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

Recent Accounting Pronouncements

FASB Accounting Standards Update 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements

In October 2009, the FASB published FASB Accounting Standards Update (ASU) 2009-13, which amends the criteria to identify separate units of accounting within Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements. The revised guidance also expands the disclosure required for multiple-element revenue arrangements. FASB ASU No. 2009-13 is effective for fiscal years beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. We are currently evaluating the impact of adoption on our financial position and our results of operations.

FASB ASU No. 2010-6, Improving Disclosures About Fair Value Measurements

In January 2010, the FASB issued ASU No. 2010-6, Improving Disclosures About Fair Value Measurements, that adds required disclosures about items transferring into and out of Levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to Level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation.  FASB ASU No. 2010-6 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the requirement to provide level 3 purchases, sales, issuances, and settlements on a gross basis, which is effective for fiscal years beginning after December 15, 2010. Since this standard impacts disclosure requirements only, we do not expect its adoption will have a material impact on our financial statements.

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

A hypothetical 50 basis point increase in interest rates would result in an approximate $0.8 million decrease, less than 1%, in the fair value of our available-for-sale securities at December 31, 2009. This potential change is based on sensitivity analyses performed on our investment securities at December 31, 2009. Actual results may differ materially. The same hypothetical 50 basis point increase in interest rates would have resulted in an approximate $0.4 million decrease, less than 1%, in the fair value of our available-for-sale securities at December 31, 2008.

Due to the adverse developments in the credit markets in 2009, we may experience reduced liquidity with respect to some of our short-term investments. These investments are generally held to maturity, which is less than one year. However, if the need arose to liquidate such securities before maturity, we may experience losses on liquidation. As of December 31, 2009, we held $363.1 million of available-for-sale investments, excluding money market funds, with an average time to maturity of 153 days. To date we have not experienced any liquidity issues with respect to these securities, but should such issues arise, we may be required to hold some, or all, of these securities until maturity. We believe that, even allowing for potential liquidity issues with respect to these securities, our remaining cash and cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for at least the next twelve months. We have the ability and intent to hold our debt securities to maturity when they will be redeemed at full par value. Accordingly, we consider unrealized losses to be temporary and have not recorded a provision for impairment.

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

NEKTAR THERAPEUTICS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Nektar Therapeutics

We have audited the accompanying consolidated balance sheets of Nektar Therapeutics as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2).  These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nektar Therapeutics at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Nektar Therapeutics’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2010, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Palo Alto, CA
March 2, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Nektar Therapeutics

We have audited Nektar Therapeutics’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Nektar Therapeutics’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Nektar Therapeutics maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nektar Therapeutics as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009 of Nektar Therapeutics and our report dated March 2, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Palo Alto, CA
March 2, 2010

NEKTAR THERAPEUTICS

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share information)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$49,597	$155,584
Short-term investments	346,614	223,410
Accounts receivable, net of allowance of nil and $92 at December 31, 2009 and 2008, respectively	4,801	11,161
Inventory	6,471	9,319
Other current assets	6,183	6,746
Total current assets	$413,666	$406,220
Property and equipment, net	78,263	73,578
Goodwill	76,501	76,501
Other assets	7,088	4,237
Total assets	$575,518	$560,536
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,066	$13,832
Accrued compensation	10,052	11,570
Accrued clinical trial expenses	14,167	17,622
Accrued expenses	4,354	9,923
Deferred revenue, current portion	115,563	10,010
Other current liabilities	5,814	5,417
Total current liabilities	$153,016	$68,374
Convertible subordinated notes	214,955	214,955
Capital lease obligations, less current portion	18,800	20,347
Deferred revenue, less current portion	76,809	55,567
Deferred gain	5,027	5,901
Other long-term liabilities	4,544	5,238
Total liabilities	$473,151	$370,382

Commitments and contingencies

Stockholders’ equity:
Preferred stock, 10,000 shares authorized Series A, $0.0001 par value; 3,100 shares designated; no shares issued or outstanding at either December 31, 2009 or 2008	—	—
Common stock, $0.0001 par value; 300,000 authorized; 93,281 shares and 92,503 shares issued and outstanding at December 31, 2009 and 2008, respectively	9	9
Capital in excess of par value	1,327,942	1,312,796
Accumulated other comprehensive income	1,025	1,439
Accumulated deficit	(1,226,609)	(1,124,090)
Total stockholders’ equity	102,367	190,154
Total liabilities and stockholders’ equity	$575,518	$560,536

The accompanying notes are an integral part of these consolidated financial statements.

NEKTAR THERAPEUTICS

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)

	Years ended December 31,
	2009	2008	2007
Revenue:
Product sales and royalties	$35,288	$41,255	$180,755
License, collaboration and other revenue	36,643	48,930	92,272
Total revenue	$71,931	$90,185	$273,027
Operating costs and expenses:
Cost of goods sold	30,948	28,216	137,696
Other cost of revenue	—	6,821	9,821
Research and development	95,109	154,417	153,575
General and administrative	41,006	51,497	58,865
Impairment of long-lived assets	—	1,458	28,396
Gain on sale of pulmonary assets	—	(69,572)	—
Gain on termination of collaborative agreements, net	—	—	(79,178)
Total operating costs and expenses	$167,063	$172,837	$309,175
Loss from operations	(95,132)	(82,652)	(36,148)
Non-operating income (expense):
Interest income	3,688	12,495	22,201
Interest expense	(12,176)	(15,192)	(18,638)
Other income (expense), net	848	58	1,133
Gain on extinguishment of debt	—	50,149	—
Total non-operating income (expense), net	(7,640)	47,510	4,696
Loss before (benefit) provision for income taxes	$(102,772)	$(35,142)	$(31,452)
(Benefit) provision for income taxes	(253)	(806)	1,309
Net loss	$(102,519)	$(34,336)	$(32,761)
Basic and diluted net loss per share	$(1.11)	$(0.37)	$(0.36)
Shares used in computing basic and diluted net loss per share	92,772	92,407	91,876

The accompanying notes are an integral part of these consolidated financial statements.

NEKTAR THERAPEUTICS

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Shares	Par Value	Capital In Excess of Par Value	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2006	91,280	$9	$1,283,982	$62	$(1,056,993)	$227,060
Stock option exercises and RSU release	761	—	2,915	—	—	2,915
Stock-based compensation	—	—	13,193	—	—	13,193
Shares issued for employee plans(1)	260	—	2,451	—	—	2,451
Other comprehensive income	—	—	—	1,581	—	1,581
Net loss	—	—	—	—	(32,761)	(32,761)
Comprehensive loss						(31,180)
Balance at December 31, 2007	92,301	$9	$1,302,541	$1,643	$(1,089,754)	$214,439
Stock option exercises and RSU release	146	—	122	—	—	122
Stock-based compensation	—	—	9,871	—	—	9,871
Shares issued for Employee Stock Purchase Plan	56	—	262	—	—	262
Other comprehensive loss	—	—	—	(204)	—	(204)
Net loss	—	—	—	—	(34,336)	(34,336)
Comprehensive loss						(34,540)
Balance at December 31, 2008	92,503	$9	$1,312,796	$1,439	$(1,124,090)	$190,154
Stock option exercises and RSU release	742	—	4,696	—	—	4,696
Stock-based compensation	—	—	10,326	—	—	10,326
Shares issued for Employee Stock Purchase Plan	36	—	124	—	—	124
Other comprehensive loss	—	—	—	(414)	—	(414)
Net loss	—	—	—	—	(102,519)	(102,519)
Comprehensive loss						(102,933)
Balance at December 31, 2009	93,281	$9	$1,327,942	$1,025	$(1,226,609)	$102,367

(1)	Employee plans include our Employee Stock Purchase and 401K Plans

The accompanying notes are an integral part of these consolidated financial statements.

NEKTAR THERAPEUTICS

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net loss	$(102,519)	$(34,336)	$(32,761)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	14,881	22,489	29,028
Stock-based compensation	10,326	9,871	14,779
Other non-cash transactions	(657)	1,251	109
Gain on sale of pulmonary assets	—	(69,572)	—
Gain on extinguishment of debt	—	(50,149)	—
Impairment of long-lived assets	—	1,458	28,396
Changes in assets and liabilities:
Decrease (increase) in trade accounts receivable	6,034	10,476	24,318
Decrease (increase) in inventory	2,848	2,868	1,503
Decrease (increase) in other assets	(200)	1,166	7,443
Increase (decrease) in accounts payable	(8,046)	6,181	(3,147)
Increase (decrease) in accrued compensation	(1,518)	(3,382)	986
Increase (decrease) in accrued clinical trial expenses	(3,455)	14,727	907
Increase (decrease) in accrued expenses to contract manufacturers	—	(40,444)	40,444
Increase (decrease) in accrued expenses	(4,191)	(1,332)	(5,200)
Increase (decrease) in deferred revenue	126,795	(15,392)	40,863
Increase (decrease) in other liabilities	(559)	(1,662)	(1,366)
Net cash provided by (used in) operating activities	$39,739	$(145,782)	$146,302
Cash flows from investing activities:
Purchases of property and equipment	(16,390)	(18,855)	(32,796)
Advance payments for property and equipment	(4,312)	—	—
Maturities of investments	310,707	588,168	591,202
Sales of investments	17,318	70,060	2,057
Purchases of investments	(451,918)	(475,316)	(593,118)
Proceeds from sale of pulmonary assets	(4,440)	114,831	—
Investment in Pearl Therapeutics	—	(4,236)	—
Net cash provided by (used in) investing activities	$(149,035)	$274,652	$(32,655)
Cash flows from financing activities:
Issuance of common stock, net of issuance costs	4,820	384	3,780
Payments of loan and capital lease obligations	(1,285)	(2,368)	(2,895)
Repayments of convertible subordinated notes	—	(47,757)	(102,653)
Net cash provided by (used in) financing activities	$3,535	$(49,741)	$(101,768)
Effect of exchange rates on cash and cash equivalents	(226)	162	654
Net (decrease) increase in cash and cash equivalents	$(105,987)	$79,291	$12,533
Cash and cash equivalents at beginning of year	155,584	76,293	63,760
Cash and cash equivalents at end of year	$49,597	$155,584	$76,293
Supplemental disclosure of cash flows information:
Cash paid for interest	$11,225	$14,702	$17,389
Cash paid for income taxes	$743	$812	$801
Supplemental schedule of non-cash investing and financing activities:
Property acquired through capital leases	$—	$—	$4,445

The accompanying notes are an integral part of these consolidated financial statements.

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

Note 1—Organization and Summary of Significant Accounting Policies

Organization

We are a clinical-stage biopharmaceutical company headquartered in San Carlos, California and incorporated in Delaware. We are developing a pipeline of drug candidates that utilize our PEGylation and advanced polymer conjugate technology platforms designed to improve the therapeutic benefits of drugs.

Basis of Presentation, Principles of Consolidation and Use of Estimates

Our consolidated financial statements include the financial position, results of operations and cash flows of our wholly-owned subsidiaries: Nektar Therapeutics AL, Corporation (Nektar AL), Nektar Therapeutics (India) Private Limited, Nektar Therapeutics UK, Ltd. (Nektar UK) and Aerogen, Inc. All intercompany accounts and transactions have been eliminated in consolidation. The merger of Nektar AL, an Alabama corporation, with and into its parent corporation, Nektar Therapeutics, was made effective July 31, 2009. As of the effective date, the separate existence of the Alabama corporation ceased, and all rights, privileges, powers and franchises of the Alabama corporation are vested in Nektar Therapeutics, the surviving corporation.

Our consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting our consolidated financial results. Translation gains and losses are included in accumulated other comprehensive loss in the stockholders’ equity section of the balance sheet. To date, such cumulative translation adjustments have not been material to our consolidated financial position.  Aggregate gross foreign currency transaction gains (losses) recorded in operations for the years ended December 31, 2009, 2008, and 2007 were not material.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, we evaluate our estimates, including those related to deferred revenue amortization periods, inventories and related impairment of investments and long-lived assets, restructuring and contingencies, stock-based compensation, and litigation, amongst others. We base our estimates on historical experience and on other assumptions that management believes are reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities when these values are not readily apparent from other sources. Certain items previously reported in specific financial statement captions have been reclassified to conform to the current period presentation. Such reclassifications have not impacted previously reported revenues, operating loss or net loss.

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

Accounts Receivable and Significant Customer Concentrations

Our customers are primarily pharmaceutical and biotechnology companies that are located in the U.S. and Europe. Our accounts receivable balance contains billed and unbilled trade receivables from product sales and royalties and collaborative research agreements. We provide for an allowance for doubtful accounts by reserving for specifically identified doubtful accounts. We generally do not require collateral from our customers. We perform a regular review of our customers’ payment histories and associated credit risk. We have not experienced significant credit losses from our accounts receivable. At December 31, 2009, four different customers represented 30%, 29%, 13%, and 13%, respectively, of our accounts receivable.  At December 31, 2008, three different customers represented 29%, 19%, and 15%, respectively, of our accounts receivable.

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

We periodically review our property and equipment for recoverability whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Generally, an impairment loss would be recognized if the carrying amount of an asset exceeds the sum of the discounted cash flows expected to result from the use and eventual disposal of the asset (See Note 12).

Goodwill

Goodwill represents the excess of the price paid for another entity over the fair value of the assets acquired and liabilities assumed in a business combination. We test for impairment in the fourth quarter of each year using an October 1 measurement date, as well as at other times when impairment indicators exist or when events occur or circumstances change that would indicate the carrying amount may not be fully recoverable.

We are organized in one reporting unit and have evaluated the goodwill for the Company as a whole.  Goodwill is tested for impairment using a two-step approach. The first step is to compare the fair value of our net assets, including assigned goodwill, to the book value of our net assets, including assigned goodwill. If the fair value is greater than our net book value, the assigned goodwill is not considered impaired. If the fair value is less than our net book value, we perform a second step to measure the amount of the impairment, if any. The second step would be to compare the book value of our assigned goodwill to the implied fair value of our goodwill. As of December 31, 2009 and 2008, the carrying value of our goodwill was $76.5 million. We did not recognize any goodwill-related impairment charges during 2009, 2008 or 2007.

Revenue Recognition

Product sales and royalties

Product sales are primarily derived from cost-plus manufacturing and supply agreements with our collaboration partners and revenue is recognized in accordance with the terms of the related agreement. We have not experienced any significant returns from our customers.

Generally, we are entitled to royalties from our partners based on their net sales once their products are approved for commercial sale. We recognize royalty revenue when the cash is received or when the royalty amount to be received is estimable and collection is reasonably assured.

License, collaboration and other

We enter into technology license agreements and collaborative research and development arrangements with pharmaceutical and biotechnology partners that may involve multiple deliverables. Our arrangements may contain one or more of the following elements: upfront fees, contract research, milestone payments, manufacturing and supply, royalties, and license fees. Each deliverable in the arrangement is evaluated to determine whether it meets the criteria to be accounted for as a separate unit of accounting or whether it should be combined with other deliverables.  Revenue is recognized for each element when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable, and collection is reasonably assured.

Upfront fees received for license and collaborative agreements are recognized ratably over our expected performance period under the arrangement.  Management makes its best estimate of the period over which we expect to fulfill our performance obligations, which may include technology transfer assistance, clinical development activities, and manufacturing activities from development through the commercialization of the product.  Given the uncertainties of research and development collaborations, significant judgment is required to determine the duration of the performance period.

Performance milestones payments received are deferred and recorded as revenue ratably over the period of time from the achievement of the milestone and our estimated date on which the next milestone will be achieved.  Management makes its best estimate of the period of time until the next milestone is reached.  Final milestone payments are recorded and recognized upon achieving the respective milestone, provided that collection is reasonably assured.

The original estimated amortization periods for upfront fees and milestone payments are periodically evaluated to determine if circumstances have caused the estimate to change and if so, amortization of revenue is adjusted prospectively.

Shipping and Handling Costs

We record costs related to shipping and handling of product to customers in cost of goods sold.

Stock-Based Compensation

Stock-based compensation arrangements include stock option grants and restricted stock unit (RSU) awards under our equity incentive plans and our Employee Stock Purchase Plan (ESPP), in which employees may purchase our common stock at a discount to the market price.

We use the Black-Scholes option valuation model, adjusted for the estimated historical forfeiture rate, for the respective grant to determine the estimated fair value of the option or RSU award on the date of grant (grant date fair value) and the estimated fair value of common stock purchased under the ESPP.  The Black-Scholes option pricing model requires the input of highly subjective assumptions. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models may not provide a reliable single measure of the fair value of our employee stock options or common stock purchased under the ESPP. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of stock-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies, and which could materially impact our fair value determination.

We expense the value of the portion of the option or award that is ultimately expected to vest on a straight line basis over the requisite service periods in our Consolidated Statements of Operations. Stock-based compensation expense for purchases under the ESPP are recognized based on the estimated fair value of the common stock during each offering period and the percentage of the purchase discount.  Expense amounts are allocated among inventory, cost of goods sold, research and development expenses, and general and administrative expenses based on the function of the applicable employee.

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

	Years ended December 31,
	2009	2008	2007
Convertible subordinated notes	9,989	13,804	15,781
Stock options	10,653	14,147	11,108
Total	20,642	27,951	26,889

Income Taxes

We account for income taxes under the liability method; under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain.

We utilize a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon tax authority examination, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

We have incurred net operating losses since inception and we do not have any significant unrecognized tax benefits. Our policy is to include interest and penalties related to unrecognized tax benefits, if any, within the provision for taxes in the consolidated statements of operations. If we are eventually able to recognize our uncertain positions, our effective tax rate may be reduced. We currently have a full valuation allowance against our net deferred tax asset which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future. Any adjustments to our uncertain tax positions would result in an adjustment of our net operating loss or tax credit carry forwards rather than resulting in a cash outlay.

We file income tax returns in the U.S., California, Alabama, India and the U.K. We are currently not the subject of any income tax examinations. In general, the earliest open year subject to examination is 2006 for U.S. and Alabama and 2005 for California, although depending upon the jurisdiction tax years may remain open, subject to certain limitations.

Recent Accounting Pronouncements

FASB Accounting Standards Update 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements

In October 2009, the FASB published FASB Accounting Standards Update (ASU) 2009-13, which amends the criteria to identify separate units of accounting within Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements. The revised guidance also expands the disclosure required for multiple-element revenue arrangements. FASB ASU No. 2009-13 is effective for fiscal years beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. We are currently evaluating the impact of adoption on our financial position and results of operations.

FASB ASU No. 2010-6, Improving Disclosures About Fair Value Measurements

In January 2010, the FASB issued ASU No. 2010-6, Improving Disclosures About Fair Value Measurements, that adds required disclosures about items transferring into and out of Levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to Level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation.  FASB ASU No. 2010-6 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the requirement to provide level 3 purchases, sales, issuances, and settlements on a gross basis, which is effective for fiscal years beginning after December 15, 2010. Since this standard impacts disclosure requirements only, we do not expect its adoption will have a material impact on our financial statements.

Note 2—Cash, Cash Equivalents, and Available-For-Sale Investments

Cash, cash equivalents, and available-for-sale investments are as follows (in thousands):

	Estimated Fair Value at
	December 31, 2009	December 31, 2008
Cash and cash equivalents	$49,597	$155,584
Short-term investments (less than one year to maturity)	346,614	223,410
Total cash, cash equivalents, and available-for-sale investments	$396,211	$378,994

Our portfolio of cash, cash equivalents, and available-for-sale investments includes (in thousands):

	Estimated Fair Value at
	December 31, 2009	December 31, 2008
Obligations of U.S. corporations	$160,458	$26,275
Obligations of U.S. government agencies	125,731	91,667
U.S. corporate commercial paper	71,923	115,658
Obligations of U.S. states and municipalities	4,995	—
Cash and money market funds	33,104	145,394
Total cash, cash equivalents, and available-for-sale investments	$396,211	$378,994

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in liquid, high quality debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in short-term securities and maintain a weighted average maturity of one year or less. At December 31, 2009, the average portfolio duration was approximately five months and the contractual maturity of any single investment did not exceed twelve months.  At December 31, 2008, the average portfolio duration was approximately two months and the contractual maturity of any single investment did not exceed twelve months.

Gross unrealized gains and losses were insignificant at December 31, 2009 and at December 31, 2008. The gross unrealized losses were primarily due to changes in interest rates on fixed income securities. Based on our available cash and our expected operating cash requirements we do not intend to sell these securities and it is more likely than not that we will not be required to sell these securities before we recover the amortized cost basis. Accordingly, we believe there are no other-than-temporary impairments on these securities and have not recorded a provision for impairment.

During the years ended December 31, 2009 and 2008, we sold available-for-sale securities totaling $17.3 million and $70.1 million, respectively. We realized gains in the income statement of $0.1 million and $0.1 million in 2009 and 2008, respectively.   In 2009, we sold securities in response to a tender offer from a bond issuer and we sold securities which no longer met the minimum credit rating required by our investment policy.  During 2008 we sold securities to fund our convertible subordinated note repurchase.

At December 31, 2009 and 2008, we had letter of credit arrangements with certain financial institutions and vendors, including our landlord, totaling $2.9 million. These letters of credit are secured by investments of similar amounts.

The following table represents the fair value hierarchy for our financial assets measured at fair value on a recurring basis as of December 31, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total

Money market funds	$24,585	$—	$—	$24,585
U.S. corporate commercial paper	—	71,923	—	71,923
Obligations of U.S. corporations	—	160,458	—	160,458
Obligations of U.S. government agencies	—	125,731	—	125,731
Obligations of U.S. states and municipalities	—	4,995	—	4,995
Cash equivalents and available-for-sale investments	$24,585	$363,107	$—	$387,692
Cash				8,519
Cash, cash equivalents, and available-for-sale investments				$396,211

Level1—	Quoted prices in active markets for identical assets or liabilities.
Level2—
Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level3—	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Note 3 - Inventory

Inventory consists of the following (in thousands):

	December 31,
	2009	2008
Raw materials	$5,937	$6,964
Work-in-process	—	1,743
Finished goods	534	612
Inventory	$6,471	$9,319

Inventory is manufactured upon receipt of firm purchase orders from our licensing partners.  Inventory includes direct materials, direct labor, and manufacturing overhead and is computed on a first-in, first-out basis. Inventory is stated at the lower of cost or market and is net of reserves of $3.3 million and $5.0 million as of December 31, 2009 and December 31, 2008, respectively. Reserves are determined using specific identification plus an estimated reserve for potential defective or excess inventory based on historical experience or projected usage.

Note 4—Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2009	2008
Building and leasehold improvements	$62,973	$62,260
Laboratory equipment	27,195	24,549
Manufacturing equipment	10,982	8,682
Furniture, fixtures and other equipment	16,876	14,717
Depreciable Property and equipment at cost	$118,026	$110,208
Less: accumulated depreciation	(54,400)	(43,505)
Depreciable Property and equipment, net	63,626	66,703
Construction-in-progress	14,637	6,875
Property and equipment, net	$78,263	$73,578

Building and leasehold improvements include our commercial manufacturing, clinical manufacturing, research and development and administrative facilities and the related improvements to these facilities. Laboratory and manufacturing equipment includes assets that support both our manufacturing and research and development efforts. Construction-in-progress includes assets being built to enhance our manufacturing and research and development programs. Property and equipment includes assets acquired through capital leases (See Note 6).  During 2009, we made advanced payments of $4.3 million for equipment that had not been received by December 31, 2009; these advances were classified as Other Assets on our Consolidated Balance Sheets.

Depreciation expense, including depreciation of assets acquired through capital leases, for the years ended December 31, 2009, 2008, and 2007 was $12.7 million, $19.8 million, and $25.9 million, respectively.

On December 31, 2008, we sold certain assets and obligations related to our pulmonary technology, development and manufacturing operations to Novartis Pharmaceuticals Corporation and Novartis Pharma AG (together referred to as Novartis), including property and equipment with a gross book value of $108.0 million, accumulated depreciation of $70.7 million, and a net book value of $37.3 million (See Note 10).

Note 5 – Convertible Subordinated Notes

The outstanding balance of our convertible subordinated notes is as follows (in thousands):

	Semi-Annual	December 31,
	Interest Payment Dates	2009	2008
3.25% Notes due September 2012	March 28, September 28	$214,955	$214,955

Our convertible subordinated 3.25% notes due September 2012 (Notes) are unsecured and subordinated in right of payment to any future senior debt. Costs related to the issuance of these Notes are recorded in other assets in our Consolidated Balance Sheets and are generally amortized to interest expense on a straight-line basis over the contractual life of the Notes. The unamortized deferred financing costs were $1.0 million and $2.2 million as of December 31, 2009 and 2008, respectively.

Gain on Extinguishment of Debt

During the fourth quarter of 2008, we repurchased $100.0 million par value of the Notes for $47.8 million. The recognized gain on debt extinguishment of $50.1 million is net of transaction costs of $1.0 million and accelerated amortization of deferred financing costs of $1.1 million.

Conversion and Redemption

The Notes are convertible at the option of the holder at any time on or prior to maturity into shares of our common stock. The Notes have a conversion rate of 46.4727 shares per $1,000 principal amount, which is equal to a conversion price of approximately $21.52 per share. Additionally, at any time prior to maturity, if a fundamental change as defined in the Note agreement occurs, we may be required to pay a make-whole premium on notes converted in connection therewith by increasing the applicable conversion rate.

We may redeem the Notes in whole or in part for cash at a redemption price equal to 100% of the principal amount of the Notes plus any accrued but unpaid interest if the closing price of the common stock has exceeded 150% of the conversion price for at least 20 days in any consecutive 30 day trading period.

Note 6—Leases

Capital Leases

We lease office space and office equipment under capital lease arrangements. The gross carrying value by major asset class and accumulated depreciation as of December 31, 2009 and 2008 are as follows (in thousands):

	December 31,
	2009	2008
Building and leasehold improvements	$23,960	$23,962
Furniture, fixtures and other equipment	—	261
Total assets recorded under capital leases	$23,960	$24,223
Less: accumulated depreciation	(10,072)	(8,050)
Net assets recorded under capital leases	$13,888	$16,173

We lease office space at 201 Industrial Road in San Carlos, California under capital lease arrangements. Under the terms of the lease, the rent will increase up to 3% annually.  The lease termination date is October 5, 2016.

Future minimum payments for our capital leases at December 31, 2009 are as follows (in thousands):

Years ending December 31,
2010	$4,752
2011	4,854
2012	4,956
2013	5,062
2014	5,169
2015 and thereafter	9,314
Total minimum payments required	$34,107
Less: amount representing interest	(13,760)
Present value of future payments	$20,347
Less: current portion	(1,547)
Non-current portion	$18,800

Operating Leases

During 2008 and 2007, we were party to an operating lease for our San Carlos manufacturing facility through 2012.  On December 31, 2008, this operating lease was assigned to Novartis Pharmaceuticals Inc as part of the pulmonary asset sale.  See Note 10.  We have no further liabilities related to this lease.

On September 30, 2009, we entered into an operating sublease (Sublease) with Pfizer, Inc. for a 102,283 square foot facility located at 455 Mission Bay Boulevard, San Francisco, California (Mission Bay Facility).  The Mission Bay Facility is currently under construction and is scheduled to be completed by the end of 2010.   We are responsible for all tenant improvement costs which we currently estimate to be approximately $20 million.  When completed, the Mission Bay Facility will include an R&D center with biology, chemistry, pharmacology, and clinical development capabilities, as well as all of our functions currently located in San Carlos, California, including our corporate headquarters.

Under the terms of the Sublease, we will begin making non-cancelable lease payments in 2014, after a four year free rent period currently estimated to end on August 1, 2014. The Sublease term commences in March 2010 and is 114 months, currently estimated to end on January 30, 2020.  Monthly base rent will start at $2.95 per square foot and will escalate over the term of the sublease at various intervals to $3.42 per square foot in the final period of the Sublease term.  Rent expense will be recognized ratably beginning March 2010, the inception of our tenant improvement construction period, though the end of the Sublease term.  In addition, throughout the term of the Sublease, we are responsible for paying certain costs and expenses specified in the sublease, including insurance costs and a pro rata share of operating expenses and applicable taxes for the Mission Bay Facility.

Our future minimum lease payments under the Mission Bay sublease are as follows (in thousands):

Years ending December 31,
2010	$—
2011	—
2012	—
2013	—
2014	1,509
2015 and thereafter	19,811
Total future minimum lease payments	$21,320

We recognize rent expense on a straight-line basis over the lease period.  For the years ended December 31, 2009, 2008, and 2007, rent expense for operating leases was approximately $0.7 million, $3.5 million, and $4.3 million.

Note 7—Commitments and Contingencies

Royalty Expense

We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense, which is reflected in cost of goods sold in our Consolidated Statements of Operations, was approximately $3.9 million, $4.8 million, and $3.9 million for the years ended December 31, 2009, 2008, and 2007, respectively. The overall maximum amount of the obligations is based upon sales of the applicable product and cannot be reasonably estimated.

Legal Matters

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. We make provisions for liabilities when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Such provisions are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, ruling, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. If any unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations of that period or on our cash flows and liquidity.

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

To date we have not incurred costs to defend lawsuits or settle claims related to these indemnification obligations. If any of our indemnification obligations is triggered, we may incur substantial liabilities. Because the obligated amount under these agreements is not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. No liabilities have been recorded for these obligations on our Consolidated Balance Sheets as of December 31, 2009 or 2008.

Indemnification of Underwriters and Initial Purchasers of our Securities

In connection with our sale of equity and convertible debt securities, we have agreed to defend, indemnify and hold harmless our underwriters or initial purchasers, as applicable, as well as certain related parties from and against certain liabilities, including liabilities under the Securities Act of 1933, as amended. The term of these indemnification obligations is generally perpetual. There is no limitation on the potential amount of future payments we could be required to make under these indemnification obligations. We have never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. If any of our indemnification obligations are triggered, however, we may incur substantial liabilities. Because the obligated amount of this agreement is not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations in our Consolidated Balance Sheets as of December 31, 2009 or 2008.

Director and Officer Indemnifications

As permitted under Delaware law, and as set forth in our Certificate of Incorporation and our Bylaws, we indemnify our directors, executive officers, other officers, employees, and other agents for certain events or occurrences that arose while in such capacity. The maximum potential amount of future payments we could be required to make under this indemnification is unlimited; however, we have insurance policies that may limit our exposure and may enable us to recover a portion of any future amounts paid. Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits and other policy provisions, we believe any obligations under this indemnification are not material, other than an initial $500,000 per incident for securities related claims and $250,000 per incident for non-securities related claims retention deductible per our insurance policy. However, no assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case we may incur substantial liabilities as a result of these indemnification obligations. Because the obligated amount of this agreement is not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations in our Consolidated Balance Sheets as of December 31, 2009 or 2008.

Note 8—Stockholders’ Equity

Preferred Stock

We have authorized 10,000,000 shares of Preferred Stock, each share having a par value of $0.0001. Of these shares, 3,100,000 shares are designated Series A Junior Participating Preferred Stock (Series A Preferred Stock). The remaining shares are undesignated. We have no preferred shares issued and outstanding as of December 31, 2009 or 2008.

Series A Preferred Stock

On June 1, 2001, the Board of Directors approved the adoption of a Share Purchase Rights Plan. Terms of the Rights Plan provide for a dividend distribution of one preferred share purchase right for each outstanding share of our Common Stock. The Rights have certain anti-takeover effects and will cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our Board of Directors. The dividend distribution was payable on June 22, 2001, to the stockholders of record on that date. Each Right entitles the registered holder to purchase from us one one-hundredth of a share of Series A Preferred Stock at a price of $225.00 per one one-hundredth of a share of Series A Preferred Stock, subject to adjustment. Each one one-hundredth of a share of Series A Preferred Stock has designations and powers, preferences and rights, and the qualifications, limitations and restrictions which make its value approximately equal to the value of one share of common stock.

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

Reserved Shares

At December 31, 2009, we have reserved shares of common stock for issuance as follows (in thousands):

As of December 31, 2009
Convertible subordinated notes	9,989
Stock option plans	28,265
401(k) retirement plans	220
Total	38,476

Stock Option Plans

The following table summarizes information with respect to shares of our common stock that may be issued under our existing equity compensation plans as of December 31, 2009 (share number in thousands):

Plan Category	Number of securities to be issued upon exercise of outstanding options (a) (1)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders (2)	8,726	$9.61	10,967
Equity compensation plans not approved by security holders	5,513	$9.17	3,029
Total	14,239	$9.42	13,996

(1)	Does not include options 31,738 shares we assumed in connection with the acquisition of Shearwater Corporation (with a weighted-average exercise price of $0.03 per share).

(2)	Includes shares of common stock available for future issuance under our ESPP as of December 31, 2009.

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

The maximum number of shares of our common stock that may be issued or transferred pursuant to awards under the 2008 Plan is 9,000,000 shares. Shares issued in respect of any stock bonus or restricted stock award granted under the 2008 Plan will be counted against the plan’s share limit as 1.5 shares for every one share actually issued in connection with the award. The 2008 Plan will terminate on March 20, 2018, unless earlier terminated by the Board of Directors.

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

2000 Equity Incentive Plan

On April 19, 2000 the Board of Directors adopted our 2000 Equity Incentive Plan (2000 Plan) by amending and restating our 1994 Equity Incentive Plan.  On February 9, 2010, the 2000 Plan was terminated.  As a result, no new options may be granted, but existing options granted remain outstanding.  The purpose of the 2000 Equity Incentive Plan was to attract and retain qualified personnel, to provide additional incentives to our employees, officers, consultants and employee directors and to promote the success of our business. Pursuant to the 2000 Plan, we granted or issued incentive stock options to employees and officers and non-qualified stock options, rights to acquire restricted stock, restricted stock units, and stock bonuses to consultants, employees, officers and non-employee directors.

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

2000 Non-Officer Equity Incentive Plan

Our 1998 Non-Officer Equity Incentive Plan was adopted by the Board of Directors on August 18, 1998, and was amended and restated in its entirety and renamed the 2000 Non-officer Equity Incentive Plan on June 6, 2000 (2000 Non-Officer Plan). The purpose of the 2000 Non-Officer Plan is to attract and retain qualified personnel, to provide additional incentives to employees and consultants and to promote the success of our business. Pursuant to the 2000 Non-Officer Plan, we may grant or issue non-qualified stock options, rights to acquire restricted stock and stock bonuses to employees and consultants who are neither Officers nor Directors of Nektar. The maximum term of a stock option under the 2000 Non-Officer Plan is eight years. The exercise price of stock options granted under the 2000 Non-Officer Plan are determined by the Board of Directors by reference to closing price of our common stock on the Nasdaq Global Market.

Non-Employee Directors’ Stock Option Plan

On February 10, 1994, our Board of Directors adopted the Non-Employee Directors’ Stock Option Plan under which options to purchase up to 400,000 shares of our Common Stock at the then fair market value may be granted to our non-employee directors. There are no remaining options available for grant under this plan as of December 31, 2009.

Restricted Stock Units

During the years ended December 31, 2009, 2008 and 2007, we issued RSU awards to certain officers, non-employees, directors, employees and consultants. RSU awards are similar to restricted stock in that they are issued for no consideration; however, the holder generally is not entitled to the underlying shares of common stock until the RSU award vests. Also, because the RSU awards are issued for $0.01 per share, the grant-date fair value of the award is equal to the intrinsic value of our common stock on the date of grant. The RSU awards were issued under both the 2000 Plan and the 2000 Non-Officer Plan and are settled by delivery of shares of our common stock on or shortly after the date the awards vest.

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

401(k) Retirement Plan

We sponsor a 401(k) retirement plan whereby eligible employees may elect to contribute up to the lesser of 60% of their annual compensation or the statutorily prescribed annual limit allowable under Internal Revenue Service regulations. The 401(k) plan permits us to make matching contributions on behalf of all participants, up to a maximum of $3,000 per participant.  For the years ended December 31, 2009 and 2008, we recognized $0.8 million and $1.1 million, respectively, of compensation expense in connection with our 401(k) retirement plan.  For the year ended December 31, 2007, we issued approximately 161,000 shares of common stock valued at $1.6 million in connection with our 401(k) retirement plan.

Change in Control Severance Plan

On December 6, 2006, the Board of Directors approved a Change of Control Severance Benefit Plan (CIC Plan) and on February 14, 2007 and October 21, 2008, the Board of Directors amended and restated the CIC Plan. The CIC Plan is designed to make certain benefits available to eligible employees of the Company in the event of a change of control of the Company and, following such change of control, an employee’s employment with the Company or a successor company is terminated in certain specified circumstances. We adopted the CIC Plan to support the continuity of the business in the context of a change of control transaction. The CIC Plan was not adopted in contemplation of any specific change of control transaction. A brief description of the material terms and conditions of the CIC Plan is provided below.

Under the CIC Plan, in the event of a change of control of the Company and a subsequent termination of employment initiated by the Company or a successor company other than for Cause or initiated by the employee for a Good Reason Resignation (as hereinafter defined) in each case within twelve months following a change of control transaction, (i) the Chief Executive Officer would be entitled to receive cash severance pay equal to 24 months base salary plus annual target incentive pay, the extension of employee benefits over this severance period and the full acceleration of unvested outstanding equity awards, and (ii) the Senior Vice Presidents and Vice Presidents (including Principal Fellows) would each be entitled to receive cash severance pay equal to twelve months base salary plus annual target incentive pay, the extension of employee benefits over this severance period and the full acceleration of unvested outstanding equity awards. In the event of a change of control of the Company and a subsequent termination of employment initiated by the Company or a successor company other than for cause within twelve months following a change of control transaction, all other employees would each be entitled to receive cash severance pay equal to 6 months base salary plus annual target incentive pay, the extension of employee benefits over this severance period and the full acceleration of each such employee’s unvested outstanding equity awards.

On December 6, 2006, the Board of Directors approved an amendment to all outstanding stock awards held by non-employee directors to provide for full acceleration of vesting in the event of a change of control transaction.

Note 9 —License and Collaboration Agreements

We have entered into various license agreements and collaborative research and development agreements with pharmaceutical and biotechnology companies. Under these arrangements, we are entitled to receive license fees, upfront payments, milestone payments when and if certain development or regulatory milestones are achieved, and/or reimbursement for research and development activities. All of our research and development agreements are generally cancelable by our partners without significant financial penalty to the partner. Our costs of performing these services are included in Research and development expense.

In accordance with these agreements, we recorded License, collaboration and other revenue as follows (in thousands):

		Years ended December 31,
Partner	Agreement	2009	2008	2007
AstraZeneca AB	NKTR-118 and NKTR-119	$25,073	$—	$—
Bayer Healthcare LLC	BAY41-6651 (NKTR-061, Amikacin Inhale)	4,928	10,054	1,306
F. Hoffmann La-Roche	Pegasys	214	1,000	—
Novartis Vaccines and Diagnostics, Inc.	Tobramycin inhalation powder (TIP)	564	13,723	17,036
Bayer Schering Pharma AG	Cipro Inhale (CIP)	—	11,653	8,116
Pfizer Inc.	Exubera® inhalation powder and Next-generation inhaled insulin (NGI)	—	—	49,490
Other		5,864	12,500	16,324
License, collaboration and other revenue		$36,643	$48,930	$92,272

AstraZeneca AB

NKTR-118 and NKTR-119

On September 20, 2009, we entered into a License Agreement with AstraZeneca AB, a Swedish corporation (AstraZeneca), under which we granted AstraZeneca a worldwide, exclusive, perpetual, royalty-bearing, and sublicensable license under our patents and other intellectual property to develop, sell and otherwise commercially exploit Oral NKTR-118 and NKTR-119.  AstraZeneca will bear all costs associated with research, development and commercialization and will control product development and commercialization decisions for Oral NKTR-118 and NKTR-119.  Under the terms of the agreement, AstraZeneca paid us an upfront payment of $125.0 million, which we received in the fourth quarter of 2009, of which we recognized $23.6 million as License, collaboration and other revenue in 2009.  As of December 31, 2009, we have deferred revenue of approximately $101.4 million, which we expect to amortize over through the technology transfer period, which is expected to be the end of 2010.  We are also entitled to development milestones and sales milestones upon achievement of certain annual sales targets and royalties based on annual worldwide net sales of Oral NKTR-118 and NKTR-119 products.  We recognized $1.5 million in reimbursement for technology transfer services related to this agreement during the year ended December 31, 2009.

F. Hoffmann La-Roche Ltd and Hoffmann-LaRoche Inc.

PEGASYS

In February 1997, we entered into a license, manufacturing and supply agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (Roche), under which we granted Roche a worldwide, exclusive license to use certain PEGylation materials in the manufacture of PEGASYS.  As a result of Roche exercising a license extension option in December 2009, beginning in 2010 Roche has the right to manufacture all of its requirements for our proprietary PEGylation materials for PEGASYS and we would perform additional manufacturing, if any, only on an as requested basis.  In connection with Roche’s exercise of the license option extension in December 2009, we received a payment of $31.0 million of which we have recognized $0.2 million during the year ended December 31, 2009.  As of December 31, 2009, we have deferred revenue of approximately $30.8 million, which we expect to amortize over the period through which we are required to provide back-up manufacturing and supply services on an as-requested basis.

Bayer Healthcare LLC

BAY41-6651 (NKTR-061, Amikacin Inhale)

On August 1, 2007, we entered into a co-development, license and co-promotion agreement with Bayer Healthcare LLC to develop a specially-formulated inhaled Amikacin (BAY41-6651). We are responsible for any future development of the nebulizer device included in the Amikacin product through the completion of Phase 3 clinical trial, scale-up for commercialization, and commercial manufacturing and supply. Bayer Healthcare LLC is responsible for most future clinical development and commercialization costs, all activities to support worldwide regulatory filings, approvals and related activities, further development of BAY41-6651 and final product packaging. We received an upfront payment of $40.0 million in 2007 and performance milestone payments of $20.0 million, of which we have recognized $5.0 million, $10.1 million, and $1.3 million during the years ended December 31, 2009, 2008, and 2007, respectively.  As of December 31, 2009, we have deferred revenue of approximately $33.8 million, which we expect to amortize through July 2021, the estimated end of the life of the agreement.  We are entitled to development milestones and sales milestones upon achievement of certain development milestones and annual sales targets and royalties based on annual worldwide net sales of BAY 41-6651.

Novartis

Tobramycin inhalation powder (TIP)

We were party to a collaborative research, development and commercialization agreement with Novartis Vaccines and Diagnostics, Inc. related to the development of Tobramycin inhalation powder (TIP) for the treatment of lung infections caused by the bacterium Pseudomonas aeruginosa in cystic fibrosis patients. Our collaborative research, development and commercialization agreement with Novartis Vaccines and Diagnostics, Inc. for related to TIP was terminated on December 31, 2008. As part of the termination, we relinquished our rights to future research and development funding and milestone payments, as well as to any future royalty payments or manufacturing revenue.  Prior to the termination, we were reimbursed for the cost of work performed on a revenue per annual full-time equivalent (FTE) basis, plus out of pocket third party costs. Revenue recognized approximated the cost associated with these services and was $0.6 million, $14.3 million, and $17.0 million during the years ended December 31, 2009, 2008, and 2007, respectively.

Bayer Schering Pharma AG

Cipro Inhale

We were party to a collaborative research, development and commercialization agreement with Bayer Schering Pharma AG related to the development of an inhaled powder formulation of Cipro Inhale for the treatment of chronic lung infections caused by Pseudomonas aeruginosa in cystic fibrosis patients. As of December 31, 2008, we assigned the collaborative research, development and commercialization agreement to Novartis Pharma AG through which we maintain the right to receive potential royalties in the future based on net product sales if Cipro Inhale receives regulatory approval and is successfully commercialized (See Note 10).  Prior to the termination, we were reimbursed for the cost of work performed on a revenue per annual FTE basis and out of pocket third party costs, as well as milestone and upfront fees. Revenue recognized approximated the cost associated with these services and totaled nil, $10.3 million, and $7.7 million during the years ended December 31, 2009, 2008, and 2007, respectively.

Pfizer Inc.

Exubera® inhalation powder and Next-generation inhaled insulin (NGI)

We were a party to collaboration agreements with Pfizer related to the development of Exubera and the next-generation inhaled insulin that terminated on November 9, 2007 (See Note 11).  Under the terms of the collaboration agreements, we received contract research and development revenue as well as milestone and upfront fees related to the Exubera bulk powder insulin manufacturing, Exubera inhaler device manufacturing through our contract manufacturers, and development related to NGI. We were reimbursed for the cost of work performed on a revenue per annual FTE basis, plus out of pocket third party costs. Revenue recognized approximates the cost associated with these services and was nil, nil, and $18.5 million during the years ended December 31, 2009, 2008, and 2007, respectively.

Note 10 - Novartis Pulmonary Asset Sale

On December 31, 2008, we completed the sale of certain assets related to our pulmonary business, associated technology and intellectual property to Novartis Pharma AG and Novartis Pharmaceuticals Corporation (together referred to as Novartis) for a purchase price of $115.0 million in cash (the Novartis Pulmonary Asset Sale). Pursuant to the asset purchase agreement entered between Novartis and us, we transferred to Novartis certain assets and obligations related to our pulmonary technology, development and manufacturing operations including:

•	dry powder and liquid pulmonary technology platform including but not limited to our pulmonary inhalation devices, formulation technology, manufacturing technology and related intellectual property;

•	manufacturing and associated development services payments for the Cipro Inhale program;

•	manufacturing and royalty rights to the TIP program;

•	capital equipment, information systems and facility lease obligations for our pulmonary development and manufacturing facility in San Carlos, California;

•	certain other interests that we had in two private companies, Pearl Therapeutics, Inc. and Stamford Devices Limited; and

•
approximately 140 of our personnel primarily dedicated to our pulmonary technology, development programs, and manufacturing operations, whom Novartis hired immediately following the closing of the transaction.

We have retained all of our rights to BAY41-6651 partnered with Bayer Healthcare LLC, certain royalty rights on commercial sales of Cipro Inhale by Bayer Schering Pharma AG, all rights to the development program for NKTR-063 and certain intellectual property rights specific to inhaled insulin.  We also entered into a service agreement pursuant to which we have subcontracted to Novartis certain services to be performed related to BAY41-6551 and a transition services agreement in which Novartis and we will provide each other with specified services for limited time periods following the closing of the Novartis Pulmonary Asset Sale to facilitate the transition of the acquired assets and business from us to Novartis.

Gain on sale of pulmonary assets

On December 31, 2008, we recognized a Gain on sale of pulmonary assets for certain assets sold to Novartis, which is comprised of the following (in thousands):

Year ended December 31, 2008
Proceeds from sale of certain pulmonary assets	$115,000
Transaction costs(1)	(4,609)
Net book value of property and equipment sold	(37,291)
Equity investment in Pearl Therapeutics, net	(2,658)
Goodwill related to pulmonary assets sold	(1,930)
Other, net	1,060
Gain on sale of pulmonary assets	$69,572

(1)	Transaction costs of $4.4 million related to the Novartis Pulmonary Asset Sale were paid in 2009.

Additional Costs

In addition to the transaction costs recorded as part of the gain, we recognized approximately $0.1 million and $2.7 million of additional costs in connection with the Novartis Pulmonary Asset Sale for the years ended December 31, 2009 and 2008, respectively, of one-time employee termination and other costs that were recorded in Research and development expense in our Consolidated Statement of Operations.  All costs incurred have been paid as of December 31, 2009.  We expect to incur approximately $1.0 million as a result of the Novartis Pulmonary Asset Sale when we relocate our IT server room in 2010.

Note 11 – Termination of Pfizer Agreements and Inhaled Insulin Program

On November 9, 2007, we entered into a termination agreement and mutual release of our collaborative development and license agreement with Pfizer and all other related agreements (Pfizer agreements).  Under the termination agreement, we received a one-time payment of $135.0 million in November 2007 from Pfizer in satisfaction of all outstanding contractual obligation under our existing agreements related to Exubera and NGI.  Contractual obligations included billed and unbilled product sales and contract research revenue through November 9, 2007, outstanding accounts receivable and unrecovered capital costs as of November 9, 2007, and contract termination costs.

February 12, 2008, we entered into a Termination and 2008 Continuation Agreement (TCA) with Tech Group pursuant to which the manufacturing and supply agreement for the Exubera inhaler device (Exubera Inhaler MSA) was terminated in its entirety and we agreed to pay Tech Group $13.8 million in termination costs and $4.8 million in satisfaction of outstanding accounts payable. As part of the TCA, we agreed to compensate Tech Group to retain a limited number of core Exubera inhaler manufacturing personnel and its dedicated Exubera inhaler manufacturing facility for a limited period in 2008. We also entered into a letter agreement with Pfizer to retain a limited number of Exubera manufacturing personnel at Pfizer’s Terre Haute, Indiana, manufacturing facility during March and April 2008.

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

Idle Exubera Manufacturing Capacity Costs

Idle Exubera manufacturing capacity costs, which is disclosed as a component of Other cost of revenue, include costs payable to Pfizer and Tech Group under our continuation agreements and internal salaries, benefits and stock-based compensation related to Exubera commercial manufacturing employees, overhead at our San Carlos manufacturing facility, including rent, utilities and maintenance and depreciation of property and equipment. We incurred these costs from the termination of the Pfizer Agreements on November 9, 2007 through the termination of our inhaled insulin programs in April 2008. For the years ended December 31, 2009, 2008 and 2007, we recognized idle Exubera manufacturing capacity costs of nil, $6.8 million, and $6.3 million, respectively.

Accrued Expenses to Contract Manufacturer

As of December 31, 2007, we recorded $40.4 million of accrued expenses to Bespak and Tech Group for outstanding accounts payable and termination costs and expenses that were due and payable under the termination provisions of the Exubera Inhaler MSA.  This liability was repaid in its entirety in 2008.  As of December 31, 2008, we had no further liabilities related to the Pfizer Agreements.

Note 12—Impairment of Long Lived Assets

During the years ended December 31, 2009, 2008, and 2007, we recorded charges for the Impairment of long-lived assets of nil, $1.5 million, and $28.4 million, respectively.

During 2008, we determined that a specialized dryer used in our PEGylation manufacturing facility was not functioning properly and was not being used in operations currently. We performed an impairment analysis and determined the carrying value of the dryer exceeded its fair value based on a discounted cash flow model. As a result, we recorded an impairment loss for the related net book value of $1.5 million.

On November 9, 2007, we entered into a termination agreement and mutual release with Pfizer related to Exubera and NGI. As a result, we performed an impairment analysis of the property and equipment that supported Exubera commercial operations and NGI (Exubera-related assets), including machinery and equipment at our contract manufacturer locations and machinery, equipment, and leasehold improvements in San Carlos, and determined the fair value of such assets based on a discounted cash flow model. As of December 31, 2007, we concluded the carrying value of the Exubera-related assets exceeded the estimated future cash flows and recorded an impairment charge of $28.4 million (See Note 11).

Note 13—Workforce Reduction Plans

In an effort to reduce ongoing operating costs and improve our organizational structure, efficiency and productivity, we executed workforce reduction plans in May 2007 (2007 Plan) and February 2008 (2008 Plan) designed to streamline the Company, consolidate corporate functions, and strengthen decision-making and execution within our business units. The 2007 Plan and 2008 Plan reduced our workforce by approximately 290 full-time employees; both plans were substantially complete at December 31, 2008.  For the years ended December 31, 2009, 2008, and 2007 workforce reduction charges, comprised of severance, medical insurance, and outplacement services, were as follows (in thousands):

	Years ended December 31,
	2009	2008	2007
Cost of goods sold, net of inventory change	$—	$148	$974
Other cost of revenue	—	1,221	—
Research and development expense	—	3,087	5,791
General and administrative expense	—	517	1,617
Total workforce reduction charges	$—	$4,973	$8,382

Note 14 – Stock-Based Compensation

We issued stock-based awards from our equity incentive plans, which are more fully described in Note 8.  Stock-based compensation cost was recorded as follows (in thousands):

	Years ended December 31,
	2009	2008	2007
Cost of goods sold, net of change in inventory	$295	$269	$1,003
Research and development	3,377	4,642	6,275
General and administrative	6,654	4,960	5,915
Total compensation cost for share-based arrangements	$10,326	$9,871	$13,193

For the years ended December 31, 2009, 2008, and 2007, we recorded approximately $0.8 million, $2.2 million, and $0.5 million, respectively, of stock-based compensation expense related to modifications of certain stock grants in connection with employment separation agreements. Generally, the modifications extended the option holder’s exercise period beyond the 90 day period after termination and accelerated a portion of the option holder’s unvested grants. Stock-based compensation charges are non-cash charges and as such have no impact on our reported cash flows.

For the year ended December 31, 2009, the annual forfeiture rate for options issued to directors and employees was estimated to be 15% and 11%, respectively.  For the year ended December 31, 2008, the annual forfeiture rate for options issued to directors and employees was estimated to 0% and 11%, respectively, and the annual forfeiture rate for employee RSU awards was estimated to be 25%.  For the year ended December 31, 2007, the annual forfeiture rate for options issued to both directors and to employees was estimated to be 4.7%.  All forfeiture rates are based on our qualitative and quantitative analysis of our historical forfeitures.

Aggregate Unrecognized Stock-based Compensation Expense

As of December 31, 2009, total unrecognized compensation expense related to unvested stock-based compensation arrangements is expected to be recognized over a weighted-average period of 1.88 years as follows (in thousands):

Fiscal Year	As of December 31, 2009
2010	$10,056
2011	8,311
2012	3,787
2013 and thereafter	1,640
$23,794

Black-Scholes Assumptions

The following tables list the Black-Scholes assumptions used to calculate the fair value of employee stock options and ESPP purchases.

	Year ended December 31, 2009		Year ended December 31, 2008		Year ended December 31, 2007
	Employee Stock Options	ESPP	Employee Stock Options	ESPP	Employee Stock Options	ESPP
Average risk-free interest rate	1.6%	0.3%	2.5%	2.0%	4.2%	4.8%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Volatility factor	61.0%	82.4%	51.6%	72.3%	53.3%	38.4%
Weighted average expected life	4.9 years	0.5 years	5.0 years	0.5 years	5.1 years	0.5 years

Expected volatility is based on historical volatility of our common stock.

As permitted by the Securities and Exchange Commission (SEC) Staff Accounting Bulletin Topic 14.D.2, we estimated the expected life of stock options using the “simplified” method during the years ended December 31, 2009, 2008, and 2007. Under this method, the expected life was equal to the arithmetic average of the vesting term and the original contractual term of the option. We are using this method because we believe that applying historical data for options and awards is not a true reflection of future exercise patterns and timelines. Generally our stock-based grants have expected terms ranging from 51 months to 61 months.

Summary of Stock Option Activity

The table below presents a summary of stock option activity under our equity incentive plans (in thousands, except for price per share and contractual life information):

	Options Outstanding		Weighted- Average Exercise	Weighted- Average Remaining	Aggregate
	Number of Shares	Exercise Price Per Share	Price Per Share	Contractual Life (in years)	Intrinsic Value (1)
Balance at December 31, 2006	10,707	$0.01–61.63	$18.97	4.78	$15,348
Options granted	5,257	5.98–15.24	9.87
Options exercised	(429)	0.01–14.25	6.80		$1,770
Options forfeited & canceled	(3,323)	4.50–55.19	18.47
Balance at December 31, 2007	12,212	$0.01–61.63	$15.62	5.20	$643
Options granted	6,180	2.83–7.13	6.02
Options exercised	(39)	0.03–7.33	5.72		$42
Options forfeited & canceled	(4,802)	0.01–61.63	12.93
Balance at December 31, 2008	13,551	$0.01–60.88	$12.13	4.84	$2,032
Options granted	4,608	4.20–9.61	5.53
Options exercised	(714)	0.01–9.49	6.58		$1,379
Options forfeited & canceled	(3,437)	3.35–60.88	15.53
Balance at December 31, 2009	14,008	$0.03–54.75	$9.41	5.40	$34,151
Exercisable at December 31, 2009	6,904		$12.47	3.96	$11,358
Exercisable at December 31, 2008	7,144		$16.57	2.89	$276
Exercisable at December 31, 2007	7,023		$19.15	3.64	$584

(1)	Aggregate Intrinsic Value represents the difference between the exercise price of the option and the closing market price of our common stock on the exercise date or December 31, as applicable.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2009, 2008, and 2007 was $2.86, $2.79, and $5.11, respectively. The estimated fair value of options that vested during the years ended December 31, 2009, 2008, and 2007 was $9.0 million, $9.8 million, and $8.7 million, respectively.

The following table provides information regarding our outstanding stock options as of December 31, 2009 (in thousands except for price per share and contractual life information):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Number of Shares	Weighted-Average Exercise Price Per Share
$0.03 – $4.37	799	$4.00	6.28	315	$3.77
$4.44 – $4.65	2,927	$4.65	7.10	482	$4.64
$4.67 – $6.34	1,455	$5.62	6.44	532	$5.25
$6.36 – $6.46	659	$6.46	5.90	310	$6.46
$6.50 – $6.65	1,930	$6.65	5.72	909	$6.65
$6.67 – $7.78	1,410	$7.01	5.75	707	$7.05
$7.84 – $11.38	1,540	$9.37	5.89	741	$9.55
$11.41 – $16.85	1,405	$14.06	4.02	1,066	$13.95
$17.01 – $27.69	1,409	$21.57	1.68	1,368	$21.65
$27.88 – $54.75	474	$32.23	0.83	474	$32.23
	14,008	$9.41	5.40	6,904	$12.47

RSU Awards

We issued RSU awards to certain officers and employees; the RSU awards granted in 2006 vest upon achievement of pre-determined performance milestones, while the RSU awards granted in 2007 and 2008 have a time-based vesting schedule.  We expense the grant date fair value of the RSU awards ratably over the expected service or performance period.  The weighted average life of the 2009, 2008, and 2007 RSU awards is estimated to be 1.0 years, 0.8 years, and 1.2 years, respectively.

We granted 1,088,300 performance-based RSU awards in 2006, which included three pre-determined milestones.  The first performance milestone was achieved and the RSU awards were vested and released in 2007.  In 2007, we determined the second performance milestone would not be achieved and we reversed previously recorded compensation expense of $2.8 million.  We currently expect the third milestone will be achieved in 2012.  If our actual experience in future periods differs from these current estimates, we may change our estimate of the period in which the milestone will be achieved and prospectively adjust the amortization period of the stock based compensation expense associated with these awards.

A summary of RSU award activity is as follows (in thousands except for contractual life and per share amounts):

	Units Issued	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Grant-Date Fair value	Aggregate Intrinsic Value (1)
Balance at December 31, 2006	1,084	1.52		$16,479
Granted	345		$11.01
Released	(334)			$3,808
Forfeited & canceled	(360)
Balance at December 31, 2007	735	2.03		$4,925
Granted	48		$5.26
Released	(107)			$487
Forfeited & canceled	(411)
Balance at December 31, 2008	265	2.48		$1,472
Granted	35		$8.37
Released	(28)			$142
Forfeited & canceled	(37)
Balance at December 31, 2009	235	1.99		$2,188

(1)	Aggregate Intrinsic Value represents the difference between the exercise price of the award and the closing market price of our common stock on the exercise date or December 31, as applicable.

Note 15 – Income Taxes

For financial reporting purposes, “Loss before provision for income taxes,” includes the following components (in thousands):

	Years ended December 31,
	2009	2008	2007
Domestic	$(103,295)	$(69,350)	$(30,143)
Foreign	523	34,208	(1,309)
Total	$(102,772)	$(35,142)	$(31,452)

(Benefit) Provision  for Income Taxes

The (benefit) provision for income taxes consists of the following (in thousands):

	Years ended December 31,
	2009	2008	2007
Current:
Federal	$(522)	$(970)	$194
State	(28)	(69)	782
Foreign	352	519	333
Total Current	(198)	(520)	1,309
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(55)	(286)	—
Total Deferred	(55)	(286)	—
(Benefit) Provision for income taxes	$(253)	$(806)	$1,309

In 2009, we received a federal tax refund of $0.9 million as a result of the Housing and Economic Recovery Act of 2008, which allowed us to utilize previously recorded deferred tax assets.

Income tax (benefit) provision related to continuing operations differs from the amounts computed by applying the statutory income tax rate of 35% to pretax loss as follows (in thousands):

	Years ended December 31,
	2009	2008	2007
U.S. federal provision (benefit)
At statutory rate	$(35,970)	$(12,300)	$(10,998)
State taxes	(28)	(69)	782
Change in valuation allowance	34,327	29,768	27,829
Foreign tax differential	114	(11,754)	—
Unrecognized tax credits	(882)	(2,366)	(13,109)
Expiring tax attributes	1,569	1,508	—
Capital lease true-up	—	(1,431)	—
Foreign subsidiary investment	—	(4,777)	—
Sale of Irish subsidiary	—	—	(3,604)
Other	617	615	409
Total	$(253)	$(806)	$1,309

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of our deferred tax assets for federal and state income taxes are as follows (in thousands):

	December 31,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$321,874	$289,631
Research and other credits	48,186	50,350
Capitalized research expenses	6,905	4,563
Deferred revenue	34,226	28,659
Reserve and accruals	5,184	9,629
Stock based compensation	22,303	20,315
Other	4,812	5,163
Deferred tax assets before valuation allowance	443,490	408,310
Valuation allowance for deferred tax assets	(442,473)	(402,907)
Total deferred tax assets	$1,017	$5,403
Deferred tax liabilities:
Depreciation	(678)	(1,479)
Acquisition related intangibles	—	(3,352)
Other	—	(286)
Total deferred tax liabilities	$(678)	$(5,117)
Net deferred tax assets	$339	$286

Realization of our deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Because of our lack of U.S. earnings history, the net U.S. deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $39.9 million and $27.6 million during the years ended December 31, 2009 and 2008, respectively. The valuation allowance includes approximately $35.6 million of benefit at both December 31, 2009 and December 31, 2008 related to stock based compensation and exercises, prior to the implementation of SFAS No. 123R, that will be credited to additional paid in capital when realized.

Undistributed earnings of our foreign subsidiary in India are considered to be permanently reinvested and accordingly, no deferred U.S. income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to U.S. income tax.

Net Operating Loss and Tax Credit Carryforwards

As of December 31, 2009, we had a net operating loss carryforward for federal income tax purposes of approximately $795.9 million, portions of which will begin to expire in 2010. We had a total state net operating loss carryforward of approximately $496.6 million, which will begin to expire in 2010. Utilization of the federal and state net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

We have federal research credits of approximately $21.3 million, which will begin to expire in 2010 and state research credits of approximately $14.2 million which have no expiration date. We have federal orphan drug credits of $12.8 million which will begin to expire in 2024.

Unrecognized tax benefits

We have the following activity relating to unrecognized tax benefits (in thousands):

	December 31,
	2009	2008	2007
Beginning balance	$11,660	$9,222	$7,176
Tax positions related to current year
Additions:
Federal	415	1,274	1,497
State	318	1,164	548
Reductions	—	—	—
Tax positions related to prior year
Additions:	—	—	—
Federal	—	—	—
State	691	—	—
Reductions	—	—	—
Settlements	—	—	—
Lapses in statute of limitations	—	—	—
Ending balance	$13,084	$11,660	$9,222

It is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next twelve months due to tax examination changes, settlement activities, expirations of statute of limitations, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities. We do not anticipate any significant changes to unrecognized tax benefits over the next 12 months. During the years ended December 31, 2009 and 2008, no interest or penalties were required to be recognized relating to unrecognized tax benefits.

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

Our revenue is derived primarily from clients in the pharmaceutical and biotechnology industries. Two of our partners, AstraZeneca AB and UCB Pharma, represented 35% and 17%, respectively, of our total revenue during the year ended December 31, 2009.  Four of our partners, Bayer (including Bayer Healthcare LLC and Bayer Schering Pharma AG), UCB Pharma, Novartis, and Roche represented 24%, 16%, 15%, and 14%, respectively, of our total revenue during the year ended December 31, 2008. Due to the termination of our collaborative agreements with Pfizer, Inc., we did not receive any revenue from Pfizer, Inc. in 2008 or 2009 related to Exubera or NGI. Revenue from Pfizer, Inc. represented 69% of our revenue for the year ended December 31, 2007.

Revenue by geographic area is based on the locations of our partners. The following table sets forth revenue by geographic area (in thousands):

	Years ended December 31,
	2009	2008	2007
United States	$29,511	$30,800	$212,990
European countries	42,420	59,385	60,037
Total revenue	$71,931	$90,185	$273,027

At December 31, 2009, approximately $64.5 million, or approximately 82%, of the net book value of our property and equipment of $78.3 million was located in the United States and $13.8 million, or approximately 18%, was located in India.  At December 31, 2008, $69.2 million, or approximately 94%, of the net book value of our property and equipment was located in the United States and $4.4 million, or approximately 6%, was located in India.

Note 17—Selected Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited quarterly financial data. In our opinion, the unaudited information set forth below has been prepared on the same basis as the audited information and includes all adjustments necessary to present fairly the information set forth herein. We have experienced fluctuations in our quarterly results. We expect these fluctuations to continue in the future. Due to these and other factors, we believe that quarter-to-quarter comparisons of our operating results will not be meaningful, and you should not rely on our results for any one quarter as an indication of our future performance. Certain items previously reported in specific financial statement captions have been reclassified to conform to the current period presentation. Such reclassifications have not impacted previously reported revenues, operating loss or net loss. All data is in thousands except per share information.

	Fiscal Year 2009				Fiscal Year 2008
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Product sales and royalty revenue	$6,470	$10,525	$7,461	$10,832	$10,371	$9,010	$9,474	$12,400
License, collaboration and other revenue	$3,241	$2,463	$2,762	$28,177	$9,621	$11,392	$11,965	$15,952
Gross margin on product sales	$844	$146	$1,327	$2,023	$3,144	$3,566	$4,125	$2,204
Research and development expenses	$23,363	$24,002	$23,031	$24,713	$37,373	$33,500	$38,265	$45,279
General and administrative expenses	$11,020	$9,087	$9,917	$10,982	$11,947	$13,329	$12,386	$13,835
Impairment of long lived assets	$—	$—	$—	$—	$—	$—	$—	$1,458
Gain on sale of pulmonary assets	$—	$—	$—	$—	$—	$—	$—	$(69,572)
Operating (loss) income	$(30,298)	$(30,480)	$(28,859)	$(5,495)	$(41,889)	$(33,358)	$(34,561)	$27,156
Interest expense	$3,337	$2,948	$2,928	$2,963	$3,918	$3,929	$3,988	$3,357
Gain on extinguishment of debt	$—	$—	$—	$—	$—	$—	$—	$50,149
Net (loss) income	$(31,807)	$(32,069)	$(30,967)	$(7,676)	$(40,705)	$(33,375)	$(37,038)	$76,782
Basic and diluted net income (loss) per share (1)(2)	$(0.34)	$(0.35)	$(0.33)	$(0.08)	$(0.44)	$(0.36)	$(0.40)	$0.83

(1)	Quarterly loss per share amounts may not total to the year-to-date loss per share due to rounding.

(2)	During the fourth quarter of 2008, there were approximately 81 dilutive shares outstanding.

SCHEDULE II

NEKTAR THERAPEUTICS

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

YEARS ENDED DECEMBER 31, 2009, 2008, and 2007

Description	Balance at Beginning of Year	Charged to Costs and Expenses, Net of Reversals	Utilizations	Balance At End of Year
	(In thousands)
2009:
Allowance for doubtful accounts	$92	$—	$(92)	$—
Allowance for inventory reserves	$4,989	$2,109	$(3,762)	$3,336
2008:
Allowance for doubtful accounts	$33	$61	$(2)	$92
Allowance for inventory reserves	$5,772	$2,668	$(3,451)	$4,989
2007:
Allowance for doubtful accounts	$357	$(16)	$(308)	$33
Allowance for inventory reserves	$4,160	$4,670	$(3,058)	$5,772

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation under the framework described in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company.  There was no change in our internal control over financial reporting during the quarter ended December 31, 2009, which was identified in connection with our management’s evaluation required by Exchange Act Rules 13a-15(f) and 15d-15(f) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information relating to our executive officers required by this item is set forth in Part I—Item 1 of this report under the caption “Executive Officers of the Registrant” and is incorporated herein by reference. The other information required by this Item is incorporated by reference from the definitive proxy statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A (Proxy Statement) not later than 120 days after the end of the fiscal year covered by this Form 10-K under the captions “Corporate Governance and Board of Directors,” “Proposal 1—Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

(1) Consolidated Financial Statements:

The following financial statements are filed as part of this Annual Report on Form 10-K under Item 8 “Financial Statements and Supplementary Data.”

(2) Financial Statement Schedules:

Schedule II, Valuation and Qualifying Accounts and Reserves, is filed as part of this Annual Report on Form 10-K under Item 8 “Financial Statements and Supplementary Data”. All other financial statement schedules have been omitted because they are not applicable, or the information required is presented in our consolidated financial statements and notes thereto under Item 8 of this Annual Report on Form 10-K.

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

3.1	(2)	Certificate of Incorporation of Inhale Therapeutic Systems (Delaware), Inc.

3.2	(3)	Certificate of Amendment of the Amended Certificate of Incorporation of Inhale Therapeutic Systems, Inc.

3.3	(4)	Certificate of Designation of Series A Junior Participating Preferred Stock of Nektar Therapeutics

3.4	(5)	Certificate of Designation of Series B Convertible Preferred Stock of Nektar Therapeutics

3.5	(6)	Certificate of Ownership and Merger of Nektar Therapeutics

3.6	(26)	Certificate of Ownership and Merger of Nektar Therapeutics AL, Corporation with and into Nektar Therapeutics

3.7	(7)	Amended and Restated Bylaws of Nektar Therapeutics

4.1		Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6 and 3.7.

4.2	(6)	Specimen Common Stock certificate

4.3	(4)	Rights Agreement, dated as of June 1, 2001, by and between Nektar Therapeutics and Mellon Investor Services LLC, as Rights Agent

4.4	(4)	Form of Right Certificate

4.5	(8)	Indenture, dated September 28, 2005, by and between Nektar Therapeutics, as Issuer, and J.P. Morgan Trust Company, National Association, as Trustee

4.6	(8)	Registration Right Agreement, dated as of September 28, 2005, among Nektar Therapeutics and entities named therein

10.1	(9)	1994 Non-Employee Directors’ Stock Option Plan, as amended++

10.2	(10)	1994 Employee Stock Purchase Plan, as amended and restated++

10.3	(11)	2000 Non-Officer Equity Incentive Plan, as amended and restated++

10.4	(12)	Form of 2000 Non-Officer Equity Incentive Plan Stock Option Agreement (Nonstatutory Stock Option)++

10.5	(12)	Form of 2000 Non-Officer Equity Incentive Plan Stock Option Agreement (Nonstatutory (Unapproved) Stock Option)++

10.6	(13)	Forms of 2000 Non-Officer Equity Incentive Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement++

10.7	(14)	2000 Equity Incentive Plan, as amended and restated++

10.8	(15)	Form of Stock Option Agreement under the 2000 Equity Incentive Plan++

10.9	(13)	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the 2000 Equity Incentive Plan++

10.10	(16)	Form of Non-Employee Director Stock Option Agreement under the 2000 Equity Incentive Plan++

10.11	(16)	Form of Non-Employee Director Restricted Stock Unit Agreement under the 2000 Equity Incentive Plan++

10.12	(16)	Employment Transition and Separation Release Agreement, executed effective on September 4, 2007, with Louis Drapeau++

10.13	(16)	Employment Transition and Separation Release Agreement, executed effective on October 5, 2007, with David Johnston++

10.14	(17)	Amended and Restated Compensation Plan for Non-Employee Directors++

10.15	(11)	401(k) Retirement Plan++

10.16	(26)	2010 Discretionary Performance-Based Incentive Compensation Policy++

10.17	(1)	Amended and Restated Change of Control Severance Benefit Plan++

10.18	(19)	Transition and Retirement Agreement, dated March 13, 2006, with Ajit S. Gill++

10.19	(20)	Letter Amendment, dated October 5, 2006, with Ajit S. Gill, amending that certain Transition and Retirement Agreement, dated March 13, 2006, with Mr. Gill++

10.20	(1)	2008 Equity Incentive Plan++

10.21	(1)	Forms of Stock Option Grant Notice and of Stock Option Agreement under the 2008 Equity Incentive Plan++

10.22	(1)	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the 2008 Equity Incentive Plan++

10.23	(21)	Separation and General Release Agreement, dated November 17, 2008, with John S. Patton++

10.24	(22)	Bonus and General Release Agreement, dated December 27, 2008, with Nevan C. Elam++

10.25	(16)	Form of Severance Letter for executive officers of the company++

10.26	(1)	Amended and Restated Letter Agreement, executed effective on December 1, 2008, with Howard W. Robin++

10.27	(1)	Amended and Restated Letter Agreement, executed effective on December 1, 2008, with John Nicholson++

10.28	(1)	Amended and Restated Letter Agreement, executed effective on December 1, 2008, with Bharatt M. Chowrira, Ph.D., J.D.++

10.29	(23)	Separation and General Release Agreement between Nektar Therapeutics and Randall W. Moreadith, M.D., Ph.D., dated November 23, 2009.++

10.30	(16)	Amended and Restated Built-to-Suite Lease between Nektar Therapeutics and BMR-201 Industrial Road LLC, dated August 17, 2004, as amended on January 11, 2005 and July 19, 2007

10.31	(25)	Sublease, dated as of September 30, 2009, by and between Pfizer Inc. and Nektar Therapeutics.+

10.32	(24)
Settlement Agreement and General Release, dated June 30, 2006, by and between The Board of Trustees of the University of Alabama, The University of Alabama in Huntsville, Nektar Therapeutics AL Corporation (a wholly-owned subsidiary of Nektar Therapeutics), Nektar Therapeutics and J. Milton Harris

10.33	(16)	Co-Development, License and Co-Promotion Agreement, dated August 1, 2007, between Nektar Therapeutics (and its subsidiaries) and Bayer Healthcare LLC+

10.34	(18)	Termination Agreement and Mutual Release, dated November 9, 2007, between Nektar Therapeutics and Pfizer Inc.+

10.35	(1)
Exclusive Research, Development, License and Manufacturing and Supply Agreement, by and among Nektar AL Corporation, Baxter Healthcare SA, and Baxter Healthcare Corporation, dated September 26, 2005, as amended+

10.36	(1)	Exclusive License Agreement, dated December 31, 2008, between Nektar Therapeutics, a Delaware corporation, and Novartis Pharma AG, a Swiss corporation+

10.37	(25)	License Agreement by and between AstraZeneca AB and Nektar Therapeutics, dated September 20, 2009.+

21.1	(26)	Subsidiaries of Nektar Therapeutics

23.1	(26)	Consent of Independent Registered Public Accounting Firm

24		Power of Attorney (reference is made to the signature page)

31.1	(26)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	(26)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1*	(26)	Section 1350 Certifications
____________

+	Confidential treatment with respect to specific portions of this Exhibit has been requested, and such portions are omitted and have been filed separately with the SEC.

++	Management contract or compensatory plan or arrangement.

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

(1)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2008.

(2)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(3)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(4)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on June 4, 2001.

(5)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 8, 2002.

(6)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 23, 2003.

(7)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on December 12, 2007.

(8)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on September 28, 2005.

(9)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

(10)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Registration Statement on Form S-8 (No. 333-98321), filed on August 19, 2002.

(11)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(12)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Registration Statement on Form S-8 (No. 333-71936), filed on October 19, 2001, as amended.

(13)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K, as amended, for the year ended December 31, 2005.

(14)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on June 7, 2006.

(15)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(16)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

(17)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on December 14, 2009.

(18)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2007.

(19)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K/A, filed on March 16, 2006.

(20)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

(21)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on November 21, 2008.

(22)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 2, 2009.
(23)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on November 30, 2009.

(24)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(25)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

(26)	Filed herewith.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Carlos, County of San Mateo, State of California on March 2, 2010.

By:	/s/ John Nicholson
John Nicholson
Senior Vice President and Chief Financial Officer

By:	/s/ Jillian B. Thomsen
Jillian B. Thomsen
Senior Vice President and Chief Accounting Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Howard W. Robin	Chief Executive Officer, President and Director	March 2, 2010
Howard W. Robin	(Principal Executive Officer)

/s/ John Nicholson	Senior Vice President and Chief Financial	March 2, 2010
John Nicholson	Officer (Principal Financial Officer)

/s/ Jillian B. Thomsen	Senior Vice President Finance and Chief
Jillian B. Thomsen	Accounting Officer (Principal Accounting Officer)	March 2, 2010

/s/ Robert B. Chess	Director, Chairman of the Board of Directors	March 2, 2010
Robert B. Chess

/s/ R. Scott Greer	Director	March 2, 2010
R. Scott Greer

/s/ Joseph J. Krivulka	Director	March 2, 2010
Joseph J. Krivulka

/s/ Christopher A. Kuebler	Director	March 2, 2010
Christopher A. Kuebler

/s/ Lutz Lingnau	Director	March 2, 2010
Lutz Lingnau

/s/ Susan Wang	Director	March 2, 2010
Susan Wang

/s/ Roy A. Whitfield	Director	March 2, 2010
Roy A. Whitfield

/s/ Dennis L. Winger	Director	March 2, 2010
Dennis L. Winger

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

3.1	(2)	Certificate of Incorporation of Inhale Therapeutic Systems (Delaware), Inc.

3.2	(3)	Certificate of Amendment of the Amended Certificate of Incorporation of Inhale Therapeutic Systems, Inc.

3.3	(4)	Certificate of Designation of Series A Junior Participating Preferred Stock of Nektar Therapeutics

3.4	(5)	Certificate of Designation of Series B Convertible Preferred Stock of Nektar Therapeutics

3.5	(6)	Certificate of Ownership and Merger of Nektar Therapeutics

3.6	(26)	Certificate of Ownership and Merger of Nektar Therapeutics AL, Corporation with and into Nektar Therapeutics

3.7	(7)	Amended and Restated Bylaws of Nektar Therapeutics

4.1		Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6 and 3.7

4.2	(6)	Specimen Common Stock certificate

4.3	(4)	Rights Agreement, dated as of June 1, 2001, by and between Nektar Therapeutics and Mellon Investor Services LLC, as Rights Agent

4.4	(4)	Form of Right Certificate

4.5	(8)	Indenture, dated September 28, 2005, by and between Nektar Therapeutics, as Issuer, and J.P. Morgan Trust Company, National Association, as Trustee

4.6	(8)	Registration Right Agreement, dated as of September 28, 2005, among Nektar Therapeutics and entities named therein

10.1	(9)	1994 Non-Employee Directors’ Stock Option Plan, as amended++

10.2	(10)	1994 Employee Stock Purchase Plan, as amended and restated++

10.3	(11)	2000 Non-Officer Equity Incentive Plan, as amended and restated++

10.4	(12)	Form of 2000 Non-Officer Equity Incentive Plan Stock Option Agreement (Nonstatutory Stock Option)++

10.5	(12)	Form of 2000 Non-Officer Equity Incentive Plan Stock Option Agreement (Nonstatutory (Unapproved) Stock Option)++

10.6	(13)	Forms of 2000 Non-Officer Equity Incentive Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement++

10.7	(14)	2000 Equity Incentive Plan, as amended and restated++

10.8	(15)	Form of Stock Option Agreement under the 2000 Equity Incentive Plan++

10.9	(13)	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the 2000 Equity Incentive Plan++

10.10	(16)	Form of Non-Employee Director Stock Option Agreement under the 2000 Equity Incentive Plan++

10.11	(16)	Form of Non-Employee Director Restricted Stock Unit Agreement under the 2000 Equity Incentive Plan++

10.12	(16)	Employment Transition and Separation Release Agreement, executed effective on September 4, 2007, with Louis Drapeau++

10.13	(16)	Employment Transition and Separation Release Agreement, executed effective on October 5, 2007, with David Johnston++

10.14	(17)	Amended and Restated Compensation Plan for Non-Employee Directors++

10.15	(11)	401(k) Retirement Plan++

10.16	(26)	2010 Discretionary Performance-Based Incentive Compensation Policy++

10.17	(1)	Amended and Restated Change of Control Severance Benefit Plan++

10.18	(19)	Transition and Retirement Agreement, dated March 13, 2006, with Ajit S. Gill++

10.19	(20)	Letter Amendment, dated October 5, 2006, with Ajit S. Gill, amending that certain Transition and Retirement Agreement, dated March 13, 2006, with Mr. Gill++

10.20	(1)	2008 Equity Incentive Plan++

10.21	(1)	Forms of Stock Option Grant Notice and of Stock Option Agreement under the 2008 Equity Incentive Plan++

10.22	(1)	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the 2008 Equity Incentive Plan++

10.23	(21)	Separation and General Release Agreement, dated November 17, 2008, with John S. Patton++

10.24	(22)	Bonus and General Release Agreement, dated December 27, 2008, with Nevan C. Elam++

10.25	(16)	Form of Severance Letter for executive officers of the company++

10.26	(1)	Amended and Restated Letter Agreement, executed effective on December 1, 2008, with Howard W. Robin++

10.27	(1)	Amended and Restated Letter Agreement, executed effective on December 1, 2008, with John Nicholson++

10.28	(1)	Amended and Restated Letter Agreement, executed effective on December 1, 2008, with Bharatt M. Chowrira, Ph.D., J.D.++

10.29	(23)	Separation and General Release Agreement between Nektar Therapeutics and Randall W. Moreadith, M.D., Ph.D., dated November 23, 2009.++

10.30	(16)	Amended and Restated Built-to-Suite Lease between Nektar Therapeutics and BMR-201 Industrial Road LLC, dated August 17, 2004, as amended on January 11, 2005 and July 19, 2007

10.31	(25)	Sublease, dated as of September 30, 2009, by and between Pfizer Inc. and Nektar Therapeutics.+

10.32	(24)
Settlement Agreement and General Release, dated June 30, 2006, by and between The Board of Trustees of the University of Alabama, The University of Alabama in Huntsville, Nektar Therapeutics AL Corporation (a wholly-owned subsidiary of Nektar Therapeutics), Nektar Therapeutics and J. Milton Harris

10.33	(16)	Co-Development, License and Co-Promotion Agreement, dated August 1, 2007, between Nektar Therapeutics (and its subsidiaries) and Bayer Healthcare LLC+

10.34	(18)	Termination Agreement and Mutual Release, dated November 9, 2007, between Nektar Therapeutics and Pfizer Inc.+

10.35	(1)
Exclusive Research, Development, License and Manufacturing and Supply Agreement, by and among Nektar AL Corporation, Baxter Healthcare SA, and Baxter Healthcare Corporation, dated September 26, 2005, as amended+

10.36	(1)	Exclusive License Agreement, dated December 31, 2008, between Nektar Therapeutics, a Delaware corporation, and Novartis Pharma AG, a Swiss corporation+

10.37	(25)	License Agreement by and between AstraZeneca AB and Nektar Therapeutics, dated September 20, 2009.+

21.1	(26)	Subsidiaries of Nektar Therapeutics

23.1	(26)	Consent of Independent Registered Public Accounting Firm

24		Power of Attorney (reference is made to the signature page)

31.1	(26)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	(26)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1*	(26)	Section 1350 Certifications
____________

+	Confidential treatment with respect to specific portions of this Exhibit has been requested, and such portions are omitted and have been filed separately with the SEC.

++	Management contract or compensatory plan or arrangement.

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

(1)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2008.

(2)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(3)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(4)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on June 4, 2001.

(5)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 8, 2002.

(6)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 23, 2003.

(7)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on December 12, 2007.

(8)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on September 28, 2005.

(9)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

(10)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Registration Statement on Form S-8 (No. 333-98321), filed on August 19, 2002.

(11)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(12)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Registration Statement on Form S-8 (No. 333-71936), filed on October 19, 2001, as amended.

(13)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K, as amended, for the year ended December 31, 2005.

(14)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on June 7, 2006.

(15)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(16)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

(17)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on December 14, 2009.

(18)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2007.

(19)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K/A, filed on March 16, 2006.

(20)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

(21)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on November 21, 2008.

(22)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 2, 2009.

(23)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on November 30, 2009.

(24)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(25)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

(26)	Filed herewith.