Form 10-Q
period 2010-03-31
NEKTAR THERAPEUTICS
filed 2010-05-06
CIK 906709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________

FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

☐	TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 0-24006
______________________

NEKTAR THERAPEUTICS
(Exact name of registrant as specified in its charter)
______________________

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
______________________

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 94,058,037 on April 30, 2010.

NEKTAR THERAPEUTICS

i

Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of this quarterly report on Form 10-Q, including any projections of earnings, revenue or other financial items, any statements regarding the plans and objectives of management for future operations (including, but not limited to, pre-clinical development, clinical trials and manufacturing), any statements concerning proposed drug candidates or other new products or services, any statements regarding future economic conditions or performance, any statements regarding expected benefits from the closing of the sale of pulmonary assets to Novartis on December 31, 2008, any statements regarded the timing of the move of our corporate headquarters to, and the estimated costs of, the facility subject to the sublease with Pfizer, Inc. dated September 30, 2009, any statements regarding the success of our collaborations, including in relation to the license agreement with AstraZeneca AB dated September 20, 2009, any statement regarding our plans and objectives for our collaboration with Bayer Healthcare LLC entered into in August 2007 for BAY41-6551 (NKTR-061 or Amikacin Inhale), including plans and objectives to initiate Phase 3 clinical trials, any statements regarding the plans and timing of any transaction regarding NKTR-102, and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, such expectations or any of the forward-looking statements may prove to be incorrect and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, but not limited to, the risk factors set forth in Part II, Item 1A “Risk Factors” below and for the reasons described elsewhere in this quarterly report on Form 10-Q. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof and we do not intend to update any forward-looking statements except as required by law or applicable regulations. Except where the context otherwise requires, in this quarterly report on Form 10-Q, the “Company,” “Nektar,” “we,” “us,” and “our” refer to Nektar Therapeutics, a Delaware corporation, and, where appropriate, its subsidiaries.

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

ii

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements — Unaudited:

NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share information)
(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$20,572	$49,597
Short-term investments	341,386	346,614
Accounts receivable, net of allowance of $306 at March 31, 2010 and nil at December 31, 2009, respectively	7,709	4,801
Inventory	8,703	6,471
Other current assets	7,101	6,183
Total current assets	$385,471	$413,666
Property and equipment, net	82,650	78,263
Goodwill	76,501	76,501
Other assets	3,887	7,088
Total assets	$548,509	$575,518
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,664	$3,066
Accrued compensation	5,704	10,052
Accrued clinical trial expenses	13,615	14,167
Accrued expenses	5,708	4,354
Deferred revenue, current portion	90,465	115,563
Other current liabilities	4,489	5,814
Total current liabilities	$125,645	$153,016
Convertible subordinated notes	214,955	214,955
Capital lease obligations	18,352	18,800
Deferred revenue	75,339	76,809
Deferred gain	4,808	5,027
Other long-term liabilities	4,656	4,544
Total liabilities	$443,755	$473,151
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized Series A; 3,100 shares designated; no shares issued or outstanding at March 31, 2010 and December 31, 2009	—	—
Common stock, $0.0001 par value; 300,000 shares authorized; 93,918 shares and 93,281 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	9	9
Capital in excess of par value	1,336,462	1,327,942
Accumulated other comprehensive income	1,022	1,025
Accumulated deficit	(1,232,739)	(1,226,609)
Total stockholders’ equity	104,754	102,367
Total liabilities and stockholders’ equity	$548,509	$575,518

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three months ended March 31,
	2010	2009
Revenue:
Product sales and royalties	$3,584	$6,470
License, collaboration, and other	29,653	3,241
Total revenue	33,237	9,711
Operating costs and expenses:
Cost of goods sold	4,296	5,626
Research and development	23,286	23,363
General and administrative	9,013	11,020
Total operating costs and expenses	36,595	40,009
Loss from operations	(3,358)	(30,298)
Non-operating income (expense):
Interest income	463	1,650
Interest expense	(2,951)	(3,337)
Other income (expense), net	24	45
Total non-operating expense	(2,464)	(1,642)
Loss before provision for income taxes	(5,822)	(31,940)
Provision for (benefit from) income taxes	308	(133)
Net loss	$(6,130)	$(31,807)
Basic and diluted net loss per share	$(0.07)	$(0.34)
Shares used in computing basic and diluted net loss per share	93,631	92,516

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(6,130)	$(31,807)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,149	3,615
Stock-based compensation	3,744	2,325
Other non-cash transactions	(235)	115
Changes in operating assets and liabilities:
Accounts receivable	(2,908)	5,365
Inventory	(2,232)	(4,073)
Other assets	(883)	496
Accounts payable	1,748	(8,095)
Accrued compensation	(4,348)	(6,133)
Accrued clinical trial expenses	(552)	(2,640)
Accrued expenses	1,354	3,364
Deferred revenue	(26,568)	(3,029)
Other liabilities	(1,302)	(1,897)
Net cash used in operating activities	$(34,163)	$(42,394)
Cash flows from investing activities:
Purchases of investments	(115,277)	(85,298)
Maturities of investments	112,074	104,458
Sales of investments	8,197	-
Purchases of property and equipment	(3,973)	(5,104)
Transaction costs from Novartis pulmonary asset sale	-	(4,766)
Net cash provided by investing activities	$1,021	$9,290
Cash flows from financing activities:
Payments of loan and capital lease obligations	(359)	(302)
Proceeds from issuances of common stock	4,776	61
Net cash provided by (used in) financing activities	$4,417	$(241)
Effect of exchange rates on cash and cash equivalents	(300)	61
Net decrease in cash and cash equivalents	$(29,025)	$(33,284)
Cash and cash equivalents at beginning of period	49,597	155,584
Cash and cash equivalents at end of period	$20,572	$122,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEKTAR THERAPEUTICS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
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

Our Condensed Consolidated Financial Statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting our consolidated financial results. Translation gains and losses are included in accumulated other comprehensive income in the stockholders’ equity section of the Condensed Consolidated Balance Sheets. To date, such cumulative translation adjustments have not been material to our consolidated financial position.

Revenue, expenses, assets, and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim Condensed Consolidated Financial Statements may not be the same as those for the full year.

The accompanying Condensed Consolidated Balance Sheet as of March 31, 2010, the Condensed Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009, and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009 are unaudited. The Condensed Consolidated Balance Sheet data as of December 31, 2009 was derived from the audited consolidated financial statements which are included in our Annual Report on Form 10-K filed with the SEC on March 2, 2010. The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes to those financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Income Taxes

We recorded a net income tax provision for our operations in India at an effective tax rate of 34%.  The U.S. Federal deferred tax asset generated from our net operating loss has been fully reserved.

We account for income taxes under the liability method, in which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain.

Recent Accounting Pronouncements

FASB Accounting Standards Update 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements

In October 2009, the FASB published FASB Accounting Standards Update (ASU) 2009-13, which amends the criteria to identify separate units of accounting within Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements”. The revised guidance also expands the disclosure required for multiple-element revenue arrangements. FASB ASU No. 2009-13 is effective for fiscal years beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. We are currently evaluating the impact of adoption on our financial position and results of operations.

FASB ASU 2010-17, Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.”  FASB ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions.  FASB ASU No. 2010 – 17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date.  Early adoption is permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption.  We are currently evaluating the impact of adoption on our financial position and results of operations.

Note 2—Cash, Cash Equivalents, and Available-For-Sale Investments

Cash, cash equivalents, and available-for-sale investments are as follows (in thousands):
	Estimated Fair Value at
	March 31, 2010	December 31, 2009
Cash and cash equivalents	$20,572	$49,597
Short-term investments (less than one year to maturity)	341,386	346,614
Total cash, cash equivalents, and available-for-sale investments	$361,958	$396,211

Our portfolio of cash, cash equivalents, and available-for-sale investments includes (in thousands):

	Estimated Fair Value at
	March 31, 2010	December 31, 2009
Cash and money market funds	$20,572	$33,104
Obligations of U.S. corporations	175,022	160,458
Obligations of U.S. government agencies	99,451	125,731
U.S. corporate commercial paper	61,912	71,923
Obligations of U.S. states and municipalities	5,001	4,995
Total cash, cash equivalents, and available-for-sale investments	$361,958	$396,211

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in liquid, high quality debt securities.   We use a market approach to value our Level 2 investments.  The disclosed fair value related to our investments is based primarily on the reported fair values in our period-end brokerage statements.  We independently validate these fair values using available market quotes and other information.

Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in short-term securities and maintain a weighted average maturity of one year or less. At March 31, 2010 and December 31, 2009, the average portfolio duration was approximately five months and the contractual maturity of any single investment did not exceed twelve months.

Gross unrealized gains and losses were insignificant at March 31, 2010 and at December 31, 2009.  The gross unrealized losses were primarily due to changes in interest rates on fixed income securities. Based on our available cash and our expected operating cash requirements we do not intend to sell these securities and it is more likely than not that we will not be required to sell these securities before we recover the amortized cost basis. Accordingly, we believe there are no other-than-temporary impairments on these securities and have not recorded a provision for impairment.

The following table represents the fair value hierarchy for our financial assets measured at fair value on a recurring basis as of March 31, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$16,315	$—	$—	$16,315
Obligations of U.S. corporations	—	175,022	—	175,022
Obligations of U.S. government agencies	—	99,451	—	99,451
U.S. corporate commercial paper	—	61,912	—	61,912
Obligations of U.S. states and municipalities	—	5,001	—	5,001
Cash equivalents and available-for-sale investments	$16,315	$341,386	$—	$357,701
Cash				4,257
Cash, cash equivalents, and available-for-sale investments				$361,958

Level 1 —	Quoted prices in active markets for identical assets or liabilities.
Level 2 —
Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 —	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Note 3 —Inventory

Inventory consists of the following (in thousands):

	March 31, 2010	December 31, 2009
Raw materials	$6,195	$5,937
Work-in-process	2,110	—
Finished goods	398	534
Total	$8,703	$6,471

Inventory is manufactured upon receipt of firm purchase orders from our licensing partners. Inventory includes direct materials, direct labor, and manufacturing overhead and is computed on a first-in, first-out basis. Inventory is stated at the lower of cost or market and is net of reserves of $4.8 million and $3.3 million as of March 31, 2010 and December 31, 2009, respectively. Reserves are determined using specific identification plus an estimated reserve for potential defective or excess inventory based on historical experience or projected usage.

Note 4 - Commitments and Contingencies

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

Indemnifications in Connection with Commercial Agreements

As part of our collaboration agreements with our partners related to the license, development, manufacture and supply of drugs based on our proprietary technologies, we generally agree to defend, indemnify and hold harmless our partners from and against third party liabilities arising out of the applicable agreements, including product liability (with respect to our activities) and infringement of intellectual property to the extent the intellectual property is developed by us and licensed to our partners. The term of these indemnification obligations is generally perpetual any time after execution of the agreement. There is generally no limitation on the potential amount of future payments we could be required to make under these indemnification obligations.

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

To date we have not incurred costs to defend lawsuits or settle claims related to these indemnification obligations. If any of our indemnification obligations is triggered, we may incur substantial liabilities. Because the obligated amount under these agreements is not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. No liabilities have been recorded for these obligations on our Consolidated Balance Sheets as of March 31, 2010 or December 31, 2009.

Note 5 —License and Collaboration Agreements

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

In accordance with these agreements, we recorded License, collaboration and other revenue as follows (in thousands):

		Three months ended March 31,
Partner	Agreement	2010	2009
AstraZeneca AB	NKTR-118 and NKTR-119	$25,726	$—
Bayer Healthcare LLC	BAY41-6651 (NKTR-061, Amikacin Inhale)	887	1,396
F. Hoffmann La-Roche	Pegasys	1,283	20
Other		1,757	1,825
License, collaboration, and other revenue		$29,653	$3,241

In addition, we have recorded deferred revenue relating to these agreements in our Condensed Consolidated Balance Sheets as follows (in thousands):
		March 31,	December 31,
Partner	Agreement	2010	2009
AstraZeneca AB	NKTR-118 and NKTR-119	$76,042	$101,389
Bayer Healthcare LLC	BAY41-6651 (NKTR-061, Amikacin Inhale)	32,900	33,786
F. Hoffmann La-Roche	Pegasys	29,503	30,785
Other		27,359	26,412
Total Deferred Revenue		165,804	192,372
Less: current portion		(90,465)	(115,563)
Deferred Revenue, non-current		$75,339	$76,809

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

Under the terms of the agreement, AstraZeneca paid us an upfront payment of $125.0 million.  We expect to amortize the remaining deferred revenue over the performance obligation period which is expected to conclude with the completion of the technology transfer at the end of 2010.

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

We received an upfront payment of $40.0 million in 2007 and performance milestone payments of $20.0 million.   We expect to amortize the remaining deferred revenue related to the upfront payment through July 2021, the estimated end of the life of the agreement.  We expect to amortize the remaining deferred revenue related to the milestone payments through December 2010.

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

In connection with Roche’s exercise of the license option extension in December 2009, we received a payment of $31.0 million.   We expect to amortize the remaining deferred revenue through December 2015, which is the period through which we are required to provide back-up manufacturing and supply services on an as-requested basis.

Note 6 – Stock-Based Compensation

Total stock-based compensation expense was recorded in our Condensed Consolidated Financial Statements as follows (in thousands):
	Three months ended March 31,
	2010	2009
Cost of goods sold, net of inventory change	$38	$75
Research and development expense	1,461	662
General and administrative expense	2,245	1,588
Total stock-based compensation costs	$3,744	$2,325

Aggregate Unrecognized Stock-Based Compensation Expense

Aggregate total unrecognized stock-based compensation expense is expected to be recognized as follows (in thousands):
Fiscal Year	As of March 31, 2010
2010 (remaining 9 months)	$11,858
2011	13,999
2012	9,503
2013	6,671
2014 and thereafter	617
$42,648

Summary of Stock Option Activity

During the three months ended March 31, 2010 and 2009, we granted 3,756,925 and 3,202,200 stock options, respectively. The weighted average grant-date fair value of options granted during the three-months ended March 31, 2010 and 2009 was $5.97 per share and $2.41 per share, respectively.

Black-Scholes Assumptions

The fair values of stock-based awards are based on estimates as of the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three months ended March 31,
	2010	2009
Average risk-free interest rate	1.9%	1.5%
Volatility factor	63.0%	59.7%
Dividend yield	0.0%	0.0%
Weighted average expected life	4.8 years	5.0 years

The average risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of grants for periods commensurate with the expected term of the stock-based award.  Our estimate of expected volatility is based on the daily historical trading data of our common stock over a historical period commensurate with the expected term of the stock-based award.  We have never paid dividends, nor do we expect to pay dividends in the foreseeable future; therefore, we used a dividend yield of 0.0%.

For the three months ended March 31, 2010, we estimated the weighted-average expected life based on the contractual and vesting terms of the stock options, as well as historic cancellation and historic exercise data.  Previously, the weighted-average expected life was determined using the “simplified” method, in which the expected life was based on the average of the vesting term and the contractual term of the option, as permitted under Staff Accounting Bulletin Topic 14.D.2.  The change did not result in a material difference in weighted average expected life.

For the three months ended March 31, 2010, the estimated annual forfeiture rate for director options and restricted stock units awards (RSU), employee options and RSU awards, and performance-based RSU awards utilized was 0%, 11%, and 25% respectively.  For the three months ended March 31, 2009, the estimated annual forfeiture rate for director options and RSU awards, employee options, and employee RSU awards was estimated to be 15%, 11%, and 25%, respectively.

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

	Three months ended March 31,
	2010	2009
Convertible subordinated notes	9,989	9,989
Stock options	8,544	14,585
Total	18,533	24,574

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

Overview

Strategic Direction of Our Business

We are a clinical-stage biopharmaceutical company developing a pipeline of drug candidates that utilize our PEGylation and advanced polymer conjugate technology platforms to improve the therapeutic benefits of drugs. Our proprietary product pipeline is comprised of drug candidates targeted at a number of therapeutic areas including oncology, pain, anti-infectives and immunology. We create our innovative product candidates by using our proprietary chemistry platform to modify the chemical structure of drugs using unique polymer conjugates. Additionally, we may utilize established pharmacologic targets to engineer a new drug candidate relying on a combination of the known properties of these targets and the attributes of our customized polymer chemistry. Our drug candidates are designed to substantially improve the pharmacokinetics, half-life, oral bioavailability, metabolism or distribution of drugs to improve their therapeutic efficacy.

We continue to make substantial investments to advance our pipeline of drug candidates from early stage discovery research through clinical development. We have several Phase 2 clinical trials for NKTR-102 (PEGylated irinotecan) directed at a number of different oncology indications including ovarian, breast, and colorectal cancers.  In addition, we have an ongoing Phase 1 clinical trial for NKTR-105 (PEGylated docetaxel) for patients with refractory solid tumors.  We also have other products in early discovery research or preclinical development.

Our focus on research and clinical development requires substantial investments that continue to increase as we advance each drug candidate through the development cycle. While we believe that our strategy has the potential to create significant value if one or more of our drug candidates demonstrates positive clinical results and receives regulatory approval in one or more major markets, drug development is an inherently uncertain process and there is a high risk of failure at every stage prior to approval and the timing and outcome of clinical trial results are very difficult to predict. Clinical development success and failures can have an unpredictable and disproportionate positive or negative impact on our scientific and medical prospects, financial prospects, financial condition, and market value.

We decide on a program-by-program basis whether we wish to continue development into Phase 3 pivotal clinical trials and commercialize products on our own, or seek a partner, or pursue a combination of these approaches. Following completion of Phase 2 development, or earlier in the development cycle in certain circumstances, we will generally be seeking collaborations with one or more biotechnology or pharmaceutical companies to conduct Phase 3 clinical development, to be responsible for the regulatory approval process and, if such drug candidate is approved, to market and sell the drug in one or more global markets.  To date, we have partnered our proprietary drug development programs prior to Phase 3 clinical development.  We intend to explore a variety of structures for a collaboration partnership for NKTR-102 in order to seek to maximize the value of this drug candidate.  Whether we ultimately enter into a collaboration agreement for NKTR-102 will depend on the partnership and other opportunities that may be available to us.  The financial terms of such future collaborations, if any, including, without limitation, upfront payments, development and sales milestone payments, and royalty rates, will be critical to the future prospects of our business and financial condition. There can be no assurance that any future collaborations will be available to us for NKTR-102 or other of our development programs, on commercially favorable terms or at all.

We also have a number of existing license and collaboration agreements with third parties who have licensed our proprietary technologies for drugs that have either received regulatory approval in one or more markets or drug candidates that are still in the clinical development stage.  For example, the future clinical and commercial success of Bayer’s Amikacin Inhale (BAY41-6551 or NKTR-061), UCB’s CIMZIA, Roche’s MIRCERA and Affymax’s Hematide, among others, will together have a material impact on our long-term financial results and financial condition, as will the success of Bayer’s Cipro Inhale program, in relation to which we have certain royalty rights. Because drug development and commercialization is subject to numerous risks and uncertainties, there is a risk that our future revenue from one or more of these agreements will be less than we anticipate.

Historically, we entered into a number of license and supply contracts under which we manufactured and supplied proprietary PEGylation reagents on a cost-plus or fixed price basis.  Our current strategy is to manufacture and supply PEGylation reagents to support our proprietary drug candidates or for third party collaborators where we have a strategic development and commercialization relationship.   As a result, whenever possible, we are renegotiating or not seeking renewal of legacy manufacturing supply arrangements that do not include a strategic development or commercialization component.  While this will result in some revenue loss in the short-term, product sales from these legacy agreements are generally low-margin.  Our strategy allows us to focus our proprietary manufacturing expertise and capacity on drugs and drug candidates where we have significant future economic opportunity.

Key Developments and Trends in Liquidity and Capital Resources

At March 31, 2010, we had approximately $362.0 million in cash, cash equivalents, and short-term investments and $240.5 million in indebtedness. We may from time to time purchase or retire convertible subordinated notes through cash purchase or exchanges for our other securities in open market or privately negotiated transactions, depending on, among other factors, our levels of available cash and the price at which such convertible notes are available for purchase. For instance, in the fourth quarter of 2008, we repurchased approximately $100.0 million in par value of our 3.25% convertible subordinated notes for an aggregate purchase price of $47.8 million. We will evaluate similar future transactions, if any, in light of then-existing market conditions. These transactions, individually or in the aggregate, may be material to our business.

In 2010, we plan to relocate all of our functions currently located in San Carlos, California, including our corporate headquarters, to a facility in the Mission Bay area of San Francisco, California, which we have subleased from Pfizer Inc.  In 2010, in connection with the move, we expect to spend approximately $25.0 million for tenant improvements to complete the Mission Bay Facility and office and laboratory equipment.

We have financed our operations primarily through revenue from product sales and royalties, development and commercialization collaboration contracts and debt and equity financings. In October 2009, we received a payment of $125.0 million from AstraZeneca under the license agreement we entered with AstraZeneca AB dated September 20, 2009 (AstraZeneca License) as an upfront payment for the worldwide rights to further develop and commercialize Oral NKTR-118 and NKTR-119.  In December 2009, we also received a payment of $31.0 million from the exercise of a license option extension by one of our existing collaboration partners.  Similar to 2009, the results of our collaboration partnering efforts will also have a material impact on our cash position at the end of 2010.  To date we have incurred substantial debt as a result of our issuances of subordinated notes that are convertible into our common stock. Our substantial debt, the market price of our securities, and the general economic climate, among other factors, could have material consequences for our financial condition and could affect our sources of short-term and long-term funding. Our ability to meet our ongoing operating expenses and repay our outstanding indebtedness is dependent upon our and our partners’ ability to successfully complete clinical development of, obtain regulatory approvals for and successfully commercialize new drugs. Even if we or our partners are successful, we may require additional capital to continue to fund our operations and repay our debt obligations as they become due. There can be no assurance that additional funds, if and when required, will be available to us on favorable terms, if at all.

Results of Operations

Three Months Ended March 31, 2010 and 2009

Revenue (in thousands, except percentages)
	Three months ended March 31, 2010	Three months ended March 31, 2009	Increase / (Decrease) 2010 vs. 2009	Percentage Increase / (Decrease) 2010 vs. 2009
Product sales and royalties	$3,584	$6,470	$(2,886)	(45%)
License, collaboration and other	29,653	3,241	26,412	>100%
Total revenue	$33,237	$9,711	$23,526	>100%

Our revenue is derived from our collaboration agreements, under which we may receive license fees, milestone payments based on clinical progress, regulatory progress or net sales achievements, contract research payments, royalties or product sales revenue. Significant variations in the timing of receipt of cash payments and our recognition of revenue can result from the nature of significant milestone payments based on the execution of new collaboration agreements, the timing of clinical, regulatory or sales events which often result in single milestone payments and the timing and success of the commercial launch of new drugs by our collaboration partners.

Product Sales and Royalties

Product sales include cost-plus and fixed price manufacturing and supply agreements with our collaboration partners.  We also receive royalty revenue from certain of our collaboration partners based on their net sales once their products are approved for commercial sale.

The decrease in product sales and royalties for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 is primarily attributable to lower product sales volumes to our collaboration partners.  The timing of shipments is based on the demand and requirements of our collaboration partners and is not ratable through the year.  We expect quarterly product sales volumes to increase in the remainder of 2010.

License, Collaboration and Other

License, collaboration and other revenue includes amortization of upfront payments and performance milestone payments received in connection with our license and collaboration agreements and reimbursed research and development expenses.  The level of license, collaboration and other revenue depends in part upon the estimated amortization period of the upfront and milestone payments, the achievement of future milestones, the continuation of existing collaborations, the amount of reimbursed research and development work, and the signing of new collaborations.

For the three months ended March 31, 2010, the increase in license, collaboration and other revenue compared to the three months ended March 31, 2009 is primarily attributable to the $25.3 million recognized of the $125.0 million upfront payment received from AstraZeneca in October 2009 for NKTR-118 and NKTR-119.

Cost of Goods Sold and Product Gross Margin (in thousands, except percentages)

	Three months ended March 31, 2010	Three months ended March 31, 2009	Increase / (Decrease) 2010 vs. 2009	Percentage Increase / (Decrease) 2010 vs. 2009
Cost of goods sold	$4,296	$5,626	$(1,330)	(24%)
Product gross profit	$(712)	$844	$(1,556)	>(100%)
Product gross margin	(20%)	13%

For the three months ended March 31, 2010 compared to the three months ended March 31, 2009, the decrease in product gross margin is primarily attributable to the decrease in product sale shipments and increase in reserves recognized during the three months ended March 31, 2010.  As a result of the fixed cost base associated with our manufacturing activities, we expect product gross margin to fluctuate in future periods depending on the level of manufacturing orders from our customers.

Research and Development Expense (in thousands, except percentages)

	Three months ended March 31, 2010	Three months ended March 31, 2009	Increase / (Decrease) 2010 vs. 2009	Percentage Increase / (Decrease) 2010 vs. 2009
Research and development expense	$23,286	$23,363	$(77)	0%

Research and development expense consists primarily of personnel costs, including salaries, benefits, and stock-based compensation, clinical studies performed by contract research organizations, materials and supplies, licenses and fees, and overhead allocations consisting of various support and facilities related costs.  While research and development expense remained at a consistent level for the three months ended March 31, 2010 compared to the three months ended March 31, 2009, the components of research and development expense changed after we entered into the AstraZeneca License for NKTR-118 and NKTR-119 and the completion of our research and development facility in India.

Research and development expense related to NKTR-118 and NKTR-119 for the three months ended March 31, 2009 totaled approximately $4.4 million compared to $0.5 million in the same period of 2010.  In addition, outside spending with contract manufacturing and contract research organizations decreased by approximately $0.6 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.  These decreases were off-set by the following increases: $1.0 million increase for the NKTR-102 program as we continue the Phase 2 clinical trials for our breast, ovarian and colorectal cancer programs; $0.8 million increase for our India operations after the completion of the India research facility; $1.7 million increase in U.S. employee costs as a result of headcount additions and salary and benefit cost increases; and $0.8 million increase in non-cash stock-based compensation expense.

General and Administrative Expense (in thousands, except percentages)

	Three months ended March 31, 2010	Three months ended March 31, 2009	Increase / (Decrease) 2010 vs. 2009	Percentage Increase / (Decrease) 2010 vs. 2009
General and administrative expense	$9,013	$11,020	$(2,007)	(18%)

General and administrative expense is associated with administrative staffing, business development, marketing, and legal. For the three months ended March 31, 2010 compared to the three months ended March 31, 2009, the decrease is attributable to reductions in headcount and outside professional services.  Allocation of corporate-wide overhead costs, including facilities, human resources, information systems, and procurement, to general and administrative expense decreased as a result of the decreased headcount in general and administrative departments, while total company headcount remained at a consistent level.  Outside professional services related to legal, accounting, market research, recruiting, and other consulting decreased by $1.3 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.   Partially off-setting these decreases, non-cash stock-based compensation expense increased by $0.7 million due to additional stock option and RSU grants and higher stock price.

Interest Income and Interest Expense (in thousands, except percentages)

	Three months ended March 31, 2010	Three months ended March 31, 2009	Increase / (Decrease) 2010 vs. 2009	Percentage Increase / (Decease) 2010 vs. 2009
Interest income	$463	$1,650	$(1,187)	(72%)
Interest expense	$(2,951)	$(3,337)	$(386)	(12%)

    The decrease in interest income for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 is a result of decreased market interest rates received for our cash and short-term investments.

Liquidity and Capital Resources

We have financed our operations primarily through revenue from partner licensing, collaboration and manufacturing agreements, public and private placements of debt and equity securities, and financing of equipment acquisitions and certain tenant leasehold improvements.

We had cash, cash equivalents and short-term investments in marketable securities of $362.0 million and indebtedness of $240.5 million, including $215.0 million of 3.25% convertible subordinated notes due September 2012, $20.0 million in capital lease obligations, and $5.5 million in other liabilities as of March 31, 2010.

Due to the continuing adverse environment in the credit markets, we may experience reduced liquidity with respect to some of our short-term investments. These investments are generally held to maturity, which is less than one year. However, if the need arose to liquidate such securities before maturity, we may experience losses on liquidation. At March 31, 2010, the average time to maturity of the investments held in our portfolio was approximately five months and the contractual maturity of any single investment did not exceed twelve months. To date we have not experienced any liquidity issues with respect to these securities, but should such issues arise, we may be required to hold some, or all, of these securities until maturity. We believe that, even allowing for potential liquidity issues with respect to these securities, our remaining cash, cash equivalents, and short-term investments will be sufficient to meet our anticipated cash needs for at least the next twelve months. Based on our available cash and our expected operating cash requirements, we do not intend to sell these securities and it is more likely than not that we will not be required to sell these securities before we recover the amortized cost basis. Accordingly, we believe there are no other-than-temporary impairments on these securities and have not recorded a provision for impairment.

Cash flows from operating activities

Cash flows used in operating activities for the three months ended March 31, 2010 totaled $34.2 million, which includes $7.2 million for employee bonus payments related to services performed in 2009, $3.5 million for interest payments on our convertible subordinated notes, and $23.5 million of other net operating cash uses. Because of the nature and timing of certain cash receipts and payments, net cash utilization is not expected to be ratable over the four quarters of the year.

For the three months ended March 31, 2009, cash used in operations included $4.7 million for employee bonus payments related to services performed in 2008, $3.5 million for interest payments on our convertible subordinated notes, $2.7 million for severance payments, and $31.5 million of other net operating cash uses.

Cash flows from investing activities

We purchased $4.0 million and $5.1 million of property and equipment in the three months ended March 31, 2010 and 2009, respectively. During the three months ended March 31, 2009, we paid $4.8 million of previously expensed transaction costs related to the sale of certain assets related to our pulmonary business, associated technology and intellectual property to Novartis, which was completed on December 31, 2008.

Cash flows from financing activities

We received $4.8 million from issuances of common stock to employees during the three months ended March 31, 2010, resulting in net cash provided by financing activities. Cash used in financing activities was not significant for the three months ended March 31, 2009.

Contractual Obligations

There were no material changes during the three months ended March 31, 2010 to the summary of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Off-Balance Sheet Arrangements

We do not utilize off-balance sheet financing arrangements as a source of liquidity or financing.

Recent Accounting Pronouncements

FASB Accounting Standards Update 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements

In October 2009, the FASB published FASB Accounting Standards Update (ASU) 2009-13, which amends the criteria to identify separate units of accounting within Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements”. The revised guidance also expands the disclosure required for multiple-element revenue arrangements. FASB ASU No. 2009-13 is effective for fiscal years beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. We are currently evaluating the impact of adoption on our financial position and results of operations.

FASB ASU 2010-17, Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.”  FASB ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions.  FASB ASU No. 2010 – 17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date.  Early adoption is permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption.  We are currently evaluating the impact of adoption on our financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risks at March 31, 2010 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2009 on file with the Securities and Exchange Commission.

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

Changes in Internal Control Over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. However, there was no change in our internal control over financial reporting that occurred in the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Approval of Non-Audit Services

In the three months ended March 31, 2010, the Audit Committee of the Board of Directors approved approximately $12,300 in non-audit related services related to tax compliance and advisory services to be provided by Ernst & Young LLP, our independent registered public accounting firm.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

Reference is hereby made to our disclosures in “Legal Matters” under Note 4 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q and the information under the heading “Legal Matters” is incorporated by reference herein.

Item 1A. Risk Factors

Investors in Nektar Therapeutics should carefully consider the risks described below before making an investment decision. The risks described below may not be the only ones relating to our company. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the twelve months ended December 31, 2009. Additional risks that we currently believe are immaterial may also impair our business operations. Our business, results of operation, financial condition, cash flow and future prospects and the trading price of our common stock and our abilities to repay our convertible notes could be harmed as a result of any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2009, including our consolidated financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission (SEC).

Risks Related to Our Business

Drug development is an inherently uncertain process and there is a high risk of failure at every stage of development and development failures can significantly harm our business.

We have a number of proprietary product candidates and partnered product candidates in research and development ranging from the early discovery research phase through preclinical testing and clinical trials. Preclinical testing and clinical trials are long, expensive and highly uncertain processes. It will take us, or our collaborative partners, several years to complete clinical trials. Drug development is an uncertain scientific and medical endeavor and failure can unexpectedly occur at any stage of clinical development even after early preclinical or mid-stage clinical results suggest that the drug candidate has potential as a new therapy that may benefit patients and health authority approval would be anticipated. Typically, there is a high rate of attrition for product candidates in preclinical and clinical trials due to scientific feasibility, safety, efficacy, changing standards of medical care and other variables.  We or our partners have a number of important product candidates in mid- to late-stage development such as Bayer’s Amikacin Inhale, Oral NKTR-118 (oral PEGylated naloxol) and NKTR-119 which we partnered with AstraZeneca, Affymax’s Hematide, and NKTR-102 (PEGylated irinotecan) in a number of oncology indications including breast, colorectal and ovarian cancers.  We also have an ongoing Phase 1 clinical trial for NKTR-105 (PEGylated docetaxel) for patients with refractory solid tumors.  Any one of these trials could fail at any time as clinical development of drug candidates presents numerous unpredictable risks and is very uncertain at all times prior to regulatory approval by one or more health authorities in major markets.

Even with success in preclinical testing and clinical trials, the risk of clinical failure remains high prior to regulatory approval.

A number of companies in the pharmaceutical and biotechnology industries have suffered significant unforeseen setbacks in later stage clinical trials (i.e., Phase 2 or Phase 3 trials) due to factors such as inconclusive efficacy results and adverse medical events, even after achieving positive results in earlier trials that were satisfactory both to them and to reviewing regulatory agencies. Although we announced positive Phase 2 clinical results for Oral NKTR-118 (oral PEGylated naloxol) in 2009, there are still substantial risks and uncertainties associated with the future commencement and outcome of a Phase 3 clinical trial and the regulatory review process even following the AstraZeneca transaction.  While NKTR-102 (PEGylated irinotecan) continues in Phase 2 clinical development for multiple cancer indications, it is possible this product candidate could fail in one or all of the cancer indications in which it is currently being studied due to efficacy, safety or other commercial or regulatory factors.  In the quarter ended March 31, 2010, we announced preliminary positive results from stage one of our Phase 2 trial for ovarian cancer patients.  These results were based on preliminary data only and such results could change based on final data gathering and analysis review procedures.  In addition, the preliminary results from stage 1 of the NKTR-102 clinical study for ovarian cancer is not necessarily indicative or predictive of the future results from stage 2 of this clinical study or the other cancer indication where we are studying NKTR-102.  As a result, there remains a significant uncertainty as to the success or failure of NKTR-102 and whether this drug candidate will eventually receive regulatory approval or be a commercial success even if approved by one or more health authorities in any of the cancer indications for which it is being studied.  The risk of failure is increased for our product candidates that are based on new technologies, such as the application of our advanced polymer conjugate technology to small molecules, including without limitation Oral NKTR-118, Oral NKTR-119, NKTR-102, NKTR-105 and other drug candidates currently in the discovery research or preclinical development phases.  If our PEGylation and advanced polymer conjugate technologies fail to generate new drug candidates with positive clinical trial results and approved drugs, our business, results of operations, and financial condition would be materially harmed.

If we are unable to establish and maintain collaboration partnerships on attractive commercial terms, our business, results of operations and financial condition could suffer.

We intend to continue to seek partnerships with pharmaceutical and biotechnology partners to fund a portion of our research and development expenses and develop and commercialize our product candidates, including NKTR-102. In September 2009, we entered into a license agreement with AstraZeneca for NKTR-118 and NKTR-119 which included an upfront payment of $125.0 million.  The completion of the AstraZeneca transaction was critical to our financial results and financial condition for the year ended December 31, 2009.  We intend to explore a variety of transaction structures for a collaboration partner for NKTR-102.  Whether we ultimately enter into a collaboration agreement for NKTR-102 will depend on the partnership and other opportunities that may be available to us.  Our ability to successfully conclude a collaboration partnership for NKTR-102 on commercially favorable terms, or at all, will have a significant impact on our business and financial position in 2010. The timing of any future partnership, as well as the terms and conditions of the partnership, will affect our ability to benefit from the relationship. If we are unable to find suitable partners or to negotiate collaborative arrangements with favorable commercial terms with respect to our existing and future product candidates or the licensing of our technology, or if any arrangements we negotiate, or have negotiated, are terminated, our business, results of operations and financial condition could suffer.

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

It is very difficult to estimate the commercial potential of product candidates due to factors such as safety and efficacy compared to other available treatments, including potential generic drug alternatives with similar efficacy profiles, changing standards of care, third party payer reimbursement, patient and physician preferences, the availability of competitive alternatives that may emerge either during the long drug development process or after commercial introduction, and the availability of generic versions of our successful product candidates following approval by health authorities based on the expiration of regulatory exclusivity or our inability to prevent generic versions from coming to market in one or more geographies by the assertion of one or more patents covering such approved drug.  If due to one or more of these risks the market potential for a product candidate is lower than we anticipated, it could significantly and negatively impact the commercial terms of any collaboration partnership potential for such product candidate or, if we have already entered into a collaboration for such drug candidate, the revenue potential from royalty and milestone payments could be significantly diminished and would negatively impact our revenue, results of operations and financial condition.

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

•
we do not have the ability to unilaterally terminate agreements (or partners may have extension or renewal rights) that we believe are not on commercially reasonable terms or consistent with our current business strategy;

•	partners may be unable to pay us as expected; and

•	partners may terminate their agreements with us unilaterally for any or no reason, in some cases with the payment of a termination fee penalty and in other cases with no termination fee penalty.

Given these risks, the success of our current and future partnerships is highly unpredictable and can have a substantial negative or positive impact on our business. We have entered into collaborations in the past that have been subsequently terminated, such as our collaboration with Pfizer for the development and commercialization of inhaled insulin that was terminated by Pfizer in November 2007. If other collaborations are suspended or terminated, our ability to commercialize certain other proposed product candidates could also be negatively impacted. If our collaborations fail, our product development or commercialization of product candidates could be delayed or cancelled, which would negatively impact our business, results of operations and financial condition.

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

On September 20, 2009, we entered into a worldwide exclusive license agreement with AstraZeneca for the further development and commercialization of NKTR-118 and NKTR-119.  In addition, we have also entered into complex commercial agreements with Novartis in connection with the sale of certain assets related to our pulmonary business, associated technology and intellectual property to Novartis (the Novartis Pulmonary Asset Sale), which was completed on December 31, 2008. Our agreements with AstraZeneca and Novartis contain complex representations and warranties, covenants and indemnification obligations that could result in substantial future liability and harm our financial condition if we breach any of our agreements with AstraZeneca or Novartis or any third party agreements impacted by this complex transaction. As part of the Novartis Pulmonary Asset Sale, we entered an exclusive license agreement with Novartis Pharma pursuant to which Novartis Pharma grants back to us an exclusive, irrevocable, perpetual, royalty-free and worldwide license under certain specific patent rights and other related intellectual property rights necessary for us to satisfy certain continuing contractual obligations to third parties, including in connection with development, manufacture, sale and commercialization activities related to our partnered program for BAY41-6551 with Bayer Healthcare LLC . We also entered into a service agreement pursuant to which we have subcontracted to Novartis certain services to be performed related to our partnered program for BAY41-6551 and a transition services agreement pursuant to which Novartis and we provided each other with specified services for limited time periods following the closing of the Novartis Pulmonary Asset Sale to facilitate the transition of the acquired assets and business from us to Novartis.

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

If we or our partners are not able to manufacture drugs or drug substances in quantities and at costs that are commercially feasible, we may fail to meet our contractual obligations or our proprietary and partnered product candidates may experience clinical delays or constrained commercial supply which could significantly harm our business.

If we are not able to scale-up manufacturing to meet the drug quantities required to support large clinical trials or commercial manufacturing in a timely manner or at a commercially reasonable cost, we risk delaying our clinical trials or those of our partners and may breach contractual obligations and incur associated damages and costs, and reduce or even eliminate associated revenues.  In some cases, we may subcontract manufacturing or other services.  Pharmaceutical manufacturing involves significant risks and uncertainties related to the demonstration of adequate stability, sufficient purification of the drug substance and drug product, the identification and elimination of impurities, optimal formulations, process validation, and challenges to controlling for all of these factors during manufacturing scale-up for large clinical trials and commercial manufacturing and supply.  In addition, we have faced and may in the future face significant difficulties, delays and unexpected expenses as we validate third party contract manufacturers required for scale-up to clinical or commercial quantities.  Failure to manufacture products in quantities or at costs that are commercially feasible could cause us not to meet our supply requirements, contractual obligations or other requirements for our proprietary product candidates and, as a result, would significantly harm our business, results of operations and financial condition.

For instance, we entered a service agreement with Novartis pursuant to which we subcontract to Novartis certain important services to be performed in relation to our partnered program for BAY41-6551 with Bayer Healthcare LLC. If our subcontractors do not dedicate adequate resources to our programs, we risk breach of our obligations to our partners. Building and validating large scale clinical or commercial-scale manufacturing facilities and processes, recruiting and training qualified personnel and obtaining necessary regulatory approvals is complex, expensive and time consuming. In the past we have encountered challenges in scaling up manufacturing to meet the requirements of large scale clinical trials without making modifications to the drug formulation, which may cause significant delays in clinical development. Further, our drug and device combination products, such as BAY41-6551 and the Cipro Inhale program, require significant device design, formulation development work and manufacturing scale-up activities.  Further, we have experienced delays in starting the Phase 3 clinical development program for BAY41-6551 as we work to finalize the device design with a demonstrated capability to be manufactured at commercial scale.  This work is ongoing. Drug/device combination products are particularly complex, expensive, time-consuming and uncertain due to the number of variables involved in the final product design, including ease of patient/doctor use, maintenance of clinical efficacy, reliability and cost of manufacturing, regulatory approval requirements and standards and other important factors.  There continues to be substantial and unpredictable risk and uncertainty related to manufacturing and supply until such time as the commercial supply chain is validated and proven.

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

For the three months ended March 31, 2010, we reported a net loss of $6.1 million.  If and when we achieve profitability depends upon a number of factors, including the timing and recognition of milestone payments and royalties received, the timing of revenue under our collaboration agreements, the amount of investments we make in our proprietary product candidates and the regulatory approval and market success of our product candidates. We may not be able to achieve and sustain profitability.

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

As of March 31, 2010, we had cash, cash equivalents, and short-term investments in marketable securities valued at approximately $362.0 million and approximately $240.5 million of indebtedness, including approximately $215.0 million in convertible subordinated notes due September 2012, $20.0 million in capital lease obligations, and $5.5 million of other liabilities.

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

Our corporate headquarters, including a substantial portion of our research and development operations, are located in the San Francisco Bay Area, a region known for seismic activity and a potential terrorist target. In addition, we own facilities for the manufacture of products using our PEGylation and advanced polymer conjugate technologies in Huntsville, Alabama and own and lease offices in Hyderabad, India. There are no backup facilities for our manufacturing operations located in Huntsville, Alabama. In the event of an earthquake or other natural disaster, political instability, or terrorist event in any of these locations, our ability to manufacture and supply materials for drug candidates in development and our ability to meet our manufacturing obligations to our customers would be significantly disrupted and our business, results of operations and financial condition would be harmed. Our collaborative partners may also be subject to catastrophic events, such as hurricanes and tornadoes, any of which could harm our business, results of operations and financial condition. We have not undertaken a systematic analysis of the potential consequences to our business, results of operations and financial condition from a major earthquake or other catastrophic event, such as a fire, sustained loss of power, terrorist activity or other disaster, and do not have a recovery plan for such disasters. In addition, our insurance coverage may not be sufficient to compensate us for actual losses from any interruption of our business that may occur.

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

Our stock price is volatile. During the quarter ended March 31, 2010, based on closing bid prices on the NASDAQ Global Select Market, our stock price ranged from $9.39 to $15.52 per share. We expect our stock price to remain volatile. In addition, as our convertible senior notes are convertible into shares of our common stock, volatility or depressed prices of our common stock could have a similar effect on the trading price of our notes. Also, interest rate fluctuations can affect the price of our convertible senior notes. A variety of factors may have a significant effect on the market price of our common stock or notes, including:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None, including no purchases of any class of our equity securities by us or any affiliate pursuant to any publicly announced repurchase plan in the three months ended March 31, 2010.

Item 3. Defaults Upon Senior Securities

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

Date: May 5, 2010

By:	/s/ Jillian B. Thomsen
Jillian B. Thomsen
Senior Vice President and Chief Accounting Officer

Date: May 5, 2010

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