Form 10-Q
period 2010-06-30
NEKTAR THERAPEUTICS
filed 2010-07-29
CIK 906709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 94,189,355 on July 23, 2010.

NEKTAR THERAPEUTICS

Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of this quarterly report on Form 10-Q, including any projections of earnings, revenue or other financial items, any statements regarding the plans and objectives of management for future operations (including, but not limited to, pre-clinical development, clinical trials and manufacturing), any statements concerning proposed drug candidates or other new products or services, any statements regarding future economic conditions or performance, any statements regarding the timing of the move of our corporate headquarters to, and the estimated costs of, the facility subject to the sublease with Pfizer, Inc. dated September 30, 2009, any statements regarding the success of our collaborations, including in relation to the license agreement with AstraZeneca AB dated September 20, 2009, any statement regarding our plans and objectives for our collaboration with Bayer Healthcare LLC entered into in August 2007 for BAY41-6551 (NKTR-061 or Amikacin Inhale), including plans and objectives to initiate Phase 3 clinical trials, any statements regarding the plans and timing of any transaction regarding NKTR-102, and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, such expectations or any of the forward-looking statements may prove to be incorrect and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, but not limited to, the risk factors set forth in Part II, Item 1A “Risk Factors” below and for the reasons described elsewhere in this quarterly report on Form 10-Q. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof and we do not intend to update any forward-looking statements except as required by law or applicable regulations. Except where the context otherwise requires, in this quarterly report on Form 10-Q, the “Company,” “Nektar,” “we,” “us,” and “our” refer to Nektar Therapeutics, a Delaware corporation, and, where appropriate, its subsidiaries.

Trademarks

All of our brand and product names, including, but not limited to, Nektar®, contained in this document are trademarks, registered trademarks or service marks of Nektar Therapeutics in the United States (U.S.) and certain other countries. This document also contains references to trademarks, registered trademarks and service marks of other companies that are the property of their respective owners.

PART I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements — Unaudited:

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share information)

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$23,244	$49,597
Short-term investments	314,976	346,614
Accounts receivable	9,446	4,801
Inventory	9,777	6,471
Other current assets	6,363	6,183

Total current assets	$363,806	$413,666
Property and equipment, net	88,223	78,263
Goodwill	76,501	76,501
Other assets	2,108	7,088

Total assets	$530,638	$575,518

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,627	$3,066
Accrued compensation	7,908	10,052
Accrued expenses	10,189	4,354
Accrued clinical trial expenses	13,349	14,167
Deferred revenue, current portion	65,342	115,563
Other current liabilities	6,051	5,814

Total current liabilities	$107,466	$153,016
Convertible subordinated notes	214,955	214,955
Capital lease obligations	17,887	18,800
Deferred revenue	71,910	76,809
Deferred gain	4,589	5,027
Other long-term liabilities	4,302	4,544

Total liabilities	$421,109	$473,151
Commitments and contingencies

Stockholders’ equity:

Preferred stock, $0.0001 par value; 10,000 shares authorized Series A; 3,100 shares designated; no shares issued or outstanding at June 30, 2010 and December 31, 2009	—	—
Common stock, $0.0001 par value; 300,000 shares authorized; 94,131 shares and 93,281 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	9	9
Capital in excess of par value	1,342,195	1,327,942
Accumulated other comprehensive income	581	1,025
Accumulated deficit	(1,233,256)	(1,226,609)

Total stockholders’ equity	109,529	102,367

Total liabilities and stockholders’ equity	$530,638	$575,518

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenue:
Product sales and royalties	$11,154	$10,525	$14,738	$16,995
License, collaboration and other	31,409	2,463	61,062	5,704

Total revenue	42,563	12,988	75,800	22,699
Operating costs and expenses:
Cost of goods sold	4,889	10,379	9,185	16,005
Research and development	25,600	24,002	48,886	47,365
General and administrative	10,207	9,087	19,220	20,107

Total operating costs and expenses	40,696	43,468	77,291	83,477

Income (loss) from operations	1,867	(30,480)	(1,491)	(60,778)
Non-operating income (expense):
Interest income	393	950	856	2,600
Interest expense	(2,909)	(2,948)	(5,860)	(6,285)
Other income, net	163	203	187	248

Total non-operating expense	(2,353)	(1,795)	(4,817)	(3,437)
Loss before provision (benefit) for income taxes	(486)	(32,275)	(6,308)	(64,215)
Provision (Benefit) for income taxes	31	(206)	339	(339)

Net loss	$(517)	$(32,069)	$(6,647)	$(63,876)

Basic and diluted net loss per share	$(0.01)	$(0.35)	$(0.07)	$(0.69)

Shares used in computing basic and diluted net loss per share	94,065	92,556	93,849	92,536

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(6,647)	$(63,876)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,334	7,359
Stock-based compensation	8,105	4,691
Deferred rent	542	—
Other non-cash transactions	(747)	56
Changes in operating assets and liabilities:
Accounts receivable	(4,645)	2,362
Inventory	(3,306)	(791)
Other assets	(136)	1,284
Accounts payable	2,183	(5,513)
Accrued compensation	(2,144)	(4,687)
Accrued expenses	1,012	(1,344)
Accrued clinical trial expenses	(818)	(5,512)
Deferred revenue	(55,120)	(4,111)
Other liabilities	(729)	(995)

Net cash used in operating activities	$(54,116)	$(71,077)

Cash flows from investing activities:
Purchases of investments	(218,275)	(186,016)
Sales of investments	8,197	7,627
Maturities of investments	241,256	221,948
Transaction costs from Novartis pulmonary asset sale	—	(4,440)
Purchases of property and equipment	(8,796)	(7,999)

Net cash provided by investing activities	$22,382	$31,120

Cash flows from financing activities:
Payments of loan and capital lease obligations	(731)	(616)
Proceeds from issuances of common stock	6,148	90

Net cash provided by (used in) financing activities	$5,417	$(526)

Effect of exchange rates on cash and cash equivalents	(36)	(109)

Net decrease in cash and cash equivalents	$(26,353)	$(40,592)
Cash and cash equivalents at beginning of period	49,597	155,584

Cash and cash equivalents at end of period	$23,244	$114,992

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEKTAR THERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

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

The accompanying Condensed Consolidated Balance Sheet as of June 30, 2010, the Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2010 and 2009, and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009 are unaudited. The Condensed Consolidated Balance Sheet data as of December 31, 2009 was derived from the audited consolidated financial statements which are included in our Annual Report on Form 10-K filed with the SEC on March 2, 2010. The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes to those financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

NEKTAR THERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

Significant Concentrations

Our customers are primarily pharmaceutical and biotechnology companies that are located in the U.S. and Europe. Our accounts receivable balance contains billed and unbilled trade receivables from product sales, royalties, and collaborative research agreements. We provide for an allowance for doubtful accounts by reserving for specifically identified doubtful accounts. We generally do not require collateral from our customers. We regularly review our customers’ payment histories and associated credit risk. We have not experienced significant credit losses from our accounts receivable and our allowance for doubtful accounts was nil at both June 30, 2010 and December 31, 2009.

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

Income Taxes

For the three and six months ended June 30, 2010, we recorded a net income tax provision for our operations in India at an effective tax rate of 34%. The U.S. Federal deferred tax asset generated from our net operating loss has been fully reserved. For the three and six months ended June 30, 2009, we recorded an overall benefit for income taxes, comprised of a U.S. federal and state income tax benefit relating primarily to a refundable credit under the American Recovery and Reinvestment Tax Act of 2009 and a foreign income tax provision for India.

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

NEKTAR THERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

Recent Accounting Pronouncements

FASB Accounting Standards Update 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements

In October 2009, the FASB published Accounting Standards Update (ASU) 2009-13, which amends the criteria to identify separate units of accounting within Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements”. The revised guidance also expands the disclosure required for multiple-element revenue arrangements. FASB ASU No. 2009-13 is effective for fiscal years beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. We do not expect this ASU will have a material impact on our financial position or results of operations when we adopt it on January 1, 2011.

FASB ASU 2010-17, Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” FASB ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010 – 17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date. We do not expect this ASU will have a material impact on our financial position or results of operations when we adopt it on January 1, 2011.

Note 2—Cash, Cash Equivalents, and Available-For-Sale Investments

Cash, cash equivalents, and available-for-sale investments are as follows (in thousands):

	Estimated Fair Value at
	June 30, 2010	December 31, 2009
Cash and cash equivalents	$23,244	$49,597
Short-term investments (less than one year to maturity)	314,976	346,614

Total cash, cash equivalents, and available-for-sale investments	$338,220	$396,211

Our portfolio of cash, cash equivalents, and available-for-sale investments includes (in thousands):

	Estimated Fair Value at
	June 30, 2010	December 31, 2009
Obligations of U.S. corporations	$173,374	$160,458
Obligations of U.S. government agencies	97,780	125,731
U.S. corporate commercial paper	43,822	71,923
Cash and money market funds	23,244	33,104
Obligations of U.S. states and municipalities	—	4,995

Total cash, cash equivalents, and available-for-sale investments	$338,220	$396,211

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

Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in short-term securities and maintain a weighted average maturity of one year or less. At June 30, 2010 and December 31, 2009, the average portfolio duration was approximately five months and the contractual maturity of any single investment did not exceed twelve months.

NEKTAR THERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

Gross unrealized gains and losses were insignificant at June 30, 2010 and at December 31, 2009. The gross unrealized losses were primarily due to changes in interest rates on fixed income securities. Based on our available cash and our expected operating cash requirements we do not intend to sell these securities and it is more likely than not that we will not be required to sell these securities before we recover the amortized cost basis. Accordingly, we believe there are no other-than-temporary impairments on these securities and have not recorded a provision for impairment.

The following table represents the fair value hierarchy for our financial assets measured at fair value on a recurring basis as of June 30, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total
Obligations of U.S. corporations	$—	$173,374	$—	$173,374
Obligations of U.S. government agencies	—	97,780	—	97,780
U.S. corporate commercial paper	—	43,822	—	43,822
Money market funds	19,879	—	—	19,879

Cash equivalents and available-for-sale investments	$19,879	$314,976	$—	$334,855
Cash				3,365

Cash, cash equivalents, and available-for-sale investments				$338,220

Level 1 -	Quoted prices in active markets for identical assets or liabilities.

Level 2 -	Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 -	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Note 3—Inventory

Inventory consists of the following (in thousands):

	June 30, 2010	December 31, 2009
Raw materials	$6,217	$5,937
Work-in-process	2,217	—
Finished goods	1,343	534

Total	$9,777	$6,471

Inventory is manufactured upon receipt of firm orders from our licensing partners. Inventory includes direct materials, direct labor, and manufacturing overhead and is computed on a first-in, first-out basis. Inventory is stated at the lower of cost or market and is net of reserves of $3.9 million and $3.3 million as of June 30, 2010 and December 31, 2009, respectively. Reserves are determined using specific identification plus an estimated reserve for potential defective or excess inventory based on historical experience or projected usage.

Note 4—Commitments and Contingencies

Legal Matters

From time to time, we are involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. We record a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. If any unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations of that period or on our cash flows and liquidity.

Indemnifications in Connection with Commercial Agreements

As part of our collaboration agreements with our partners related to the license, development, manufacture and supply of drugs based on our proprietary technologies, we generally agree to defend, indemnify and hold harmless our partners from and against third

NEKTAR THERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

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

To date we have not incurred costs to defend lawsuits or settle claims related to these indemnification obligations. If any of our indemnification obligations is triggered, we may incur substantial liabilities. Because the obligated amount under these agreements is not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. No liabilities have been recorded for these obligations on our Consolidated Balance Sheets as of June 30, 2010 or December 31, 2009.

Note 5—License and Collaboration Agreements

We have entered into various license agreements and collaborative research and development agreements with pharmaceutical and biotechnology companies. Under these arrangements, we are entitled to receive license fees, upfront payments, milestone payments when and if certain development or regulatory milestones are achieved, and/or reimbursement for research and development activities. All of our research and development agreements are generally cancelable by our partners without significant financial penalty to the partner. Our costs of performing these services are included in Research and development expense in the accompanying Condensed Consolidated Statements of Operations.

In accordance with these agreements, we recorded License, collaboration and other revenue as follows (in thousands):

		Three months ended June 30,		Six months ended June 30,
Partner	Agreement	2010	2009	2010	2009
AstraZeneca AB	NKTR-118 and NKTR-119	$27,579	$—	$53,306	$—
Bayer Healthcare LLC	BAY41-6651 (NKTR-061, Amikacin Inhale)	818	1,233	1,705	2,628
F. Hoffmann La-Roche	Pegasys	1,283	20	2,566	40
Other		1,729	1,210	3,485	3,036

License, collaboration, and other revenue		$31,409	$2,463	$61,062	$5,704

In addition, we have recorded deferred revenue relating to these agreements in our Condensed Consolidated Balance Sheets as follows (in thousands):

Partner	Agreement	June 30, 2010	December 31, 2009
AstraZeneca AB	NKTR-118 and NKTR-119	$50,695	$101,389
Bayer Healthcare LLC	BAY41-6651 (NKTR-061, Amikacin Inhale)	32,082	33,786
F. Hoffmann La-Roche	Pegasys	28,221	30,785
Other		26,254	26,412

Total Deferred revenue		137,252	192,372
Less: current portion		(65,342)	(115,563)

Deferred revenue, non-current		$71,910	$76,809

NEKTAR THERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

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

Under the terms of the agreement, AstraZeneca paid us an upfront payment of $125.0 million. We expect to recognize the remaining deferred revenue over the performance obligation period, which is estimated to conclude with the completion of technology transfer to AstraZeneca at the end of 2010.

Bayer Healthcare LLC

BAY41-6651 (NKTR-061, Amikacin Inhale)

On August 1, 2007, we entered into a co-development, license and co-promotion agreement with Bayer Healthcare LLC to develop a specially-formulated inhaled Amikacin (BAY41-6651). We are responsible for any future development of the nebulizer device included in the Amikacin product through the completion of the Phase 3 clinical trial, scale-up for commercialization, and commercial manufacturing and supply. Bayer Healthcare LLC is responsible for most future clinical development and commercialization costs, all activities to support worldwide regulatory filings, approvals and related activities, further development of BAY41-6651 and final product packaging.

We received an upfront payment of $40.0 million in 2007 and performance milestone payments of $20.0 million, of which the second performance milestone of $10.0 million will be used to reimburse Bayer for Phase 3 clinical trial costs. We expect to amortize the remaining deferred revenue related to the upfront payment through July 2021, the estimated end of the life of the agreement. We expect to recognize the remaining deferred revenue related to the first $10 million milestone payment through June 2011.

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

Note 6—Stock-Based Compensation

Total stock-based compensation expense was recorded in our Condensed Consolidated Financial Statements as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Cost of goods sold, net of inventory change	$229	$91	$435	$185
Research and development expense	1,734	917	3,301	1,631
General and administrative expense	2,398	1,358	4,369	2,875

Total stock-based compensation costs	$4,361	$2,366	$8,105	$4,691

NEKTAR THERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

Aggregate Unrecognized Stock-Based Compensation Expense

Aggregate total unrecognized stock-based compensation expense is expected to be recognized as follows (in thousands):

Fiscal Year	As of June 30, 2010
2010 (remaining 6 months)	$8,797
2011	15,396
2012	10,693
2013	7,685
2014 and thereafter	869

$43,440

Summary of Stock Option Activity

During the three months ended June 30, 2010 and 2009, we granted 718,230 and 717,450 stock options, respectively. The weighted average grant-date fair value of options granted during the three months ended June 30, 2010 and 2009 was $7.34 per share and $3.28 per share, respectively.

During the six months ended June 30, 2010 and 2009, we granted 4,475,155 and 3,919,650 stock options, respectively. The weighted average grant-date fair value of options granted during the six months ended June 30, 2010 and 2009 was $6.17 per share and $2.57 per share, respectively.

Note 7—Net Loss Per Share

Basic net loss per share is calculated based on the weighted-average number of common shares outstanding during the periods presented. For all periods presented in the accompanying Condensed Consolidated Statements of Operations, the net loss available to common stockholders is equal to the reported net loss. Basic and diluted net loss per share are the same due to our historical net losses and the requirement to exclude potentially dilutive securities which would have an anti-dilutive effect on net loss per share. The weighted average of these potentially dilutive securities has been excluded from the diluted net loss per share calculation and is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Convertible subordinated notes	9,989	9,989	9,989	9,989
Stock options	9,358	14,604	8,971	14,945

Total	19,347	24,593	18,960	24,934

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We also have a number of existing license and collaboration agreements with third parties who have licensed our proprietary technologies for drugs that have either received regulatory approval in one or more markets or drug candidates that are still in the clinical development stage. For example, the future clinical and commercial success of NKTR-118/119 partnered with AstraZeneca and Bayer’s Amikacin Inhale (BAY41-6551 or NKTR-061) will likely have a material impact on our long-term financial results and financial condition. We also have other partnered programs including, among others, UCB Pharma’s CIMZIA, Roche’s MIRCERA, Affymax’s Hematide, MAP Pharmaceutical’s Levadex, and Bayer’s Cipro Inhale program, which taken together could have a material impact on our financial condition. Because drug development and commercialization is subject to numerous risks and uncertainties, there is a risk that our future revenue from one or more of these agreements will be less than we anticipate.

Historically, we entered into a number of license and supply contracts under which we manufactured and supplied proprietary PEGylation reagents on a cost-plus or fixed price basis. Our current strategy is to manufacture and supply PEGylation reagents to support our proprietary drug candidates, for third party collaborators where we have a strategic development and commercialization relationship, or where we have contractual obligations. As a result, whenever possible, we are renegotiating or not seeking renewal of legacy manufacturing supply arrangements that do not include a strategic development or commercialization component. While this will result in some revenue loss in the short-term, product sales from these legacy agreements are generally low-margin. Our strategy allows us to focus our proprietary manufacturing expertise and capacity on drugs and drug candidates where we have significant future economic opportunity.

Key Developments and Trends in Liquidity and Capital Resources

At June 30, 2010, we had approximately $338.2 million in cash, cash equivalents, and short-term investments and $239.7 million in indebtedness. We may from time to time purchase or retire convertible subordinated notes through cash purchase or exchanges for our other securities in open market or privately negotiated transactions, depending on, among other factors, our levels of available cash and the price at which such convertible notes are available for purchase. For instance, in the fourth quarter of 2008, we repurchased approximately $100.0 million in par value of our 3.25% convertible subordinated notes for an aggregate purchase price of $47.8 million. We will evaluate similar future transactions, if any, in light of then-existing market conditions. These transactions, individually or in the aggregate, may be material to our business.

In late 2010, we plan to relocate all of our functions currently located in San Carlos, California, including our corporate headquarters, to a facility in the Mission Bay area of San Francisco, California (the Mission Bay Facility), which we have subleased from Pfizer, Inc. In 2010, we expect to spend approximately $25.0 million for tenant improvements to complete the Mission Bay Facility and office and laboratory equipment.

We have financed our operations primarily through revenue from product sales and royalties, development and commercialization collaboration contracts and debt and equity financings. In October 2009, we received a payment of $125.0 million from AstraZeneca under the license agreement we entered with AstraZeneca AB dated September 20, 2009 (AstraZeneca License) as an upfront payment for the worldwide rights to further develop and commercialize Oral NKTR-118 and NKTR-119. In December 2009, we also received a payment of $31.0 million from the exercise of a license option extension by one of our existing collaboration partners. Similar to 2009, the results of our business development efforts will also have a material impact on our cash position at the end of 2010. To date we have incurred substantial debt as a result of our issuances of subordinated notes that are convertible into our common stock. Our substantial debt, the market price of our securities, and the general economic climate, among other factors, could have material consequences for our financial condition and could affect our sources of short-term and long-term funding. Our ability to meet our ongoing operating expenses and repay our outstanding indebtedness is dependent upon our and our partners’ ability to successfully complete clinical development of, obtain regulatory approvals for and successfully commercialize new drugs. Even if we or our partners are successful, we may require additional capital to continue to fund our operations and repay our debt obligations as they become due. There can be no assurance that additional funds, if and when required, will be available to us on favorable terms, if at all.

Results of Operations

Three Months and Six Months Ended June 30, 2010 and 2009

Revenue (in thousands, except percentages)

	Three months ended June 30, 2010	Three months ended June 30, 2009	Increase / (Decrease) 2010 vs. 2009	Percentage Increase / (Decrease) 2010 vs. 2009
Product sales and royalties	$11,154	$10,525	$629	6%
License, collaboration and other	31,409	2,463	28,946	>100%

Total revenue	$42,563	$12,988	$29,575	>100%

	Six months ended June 30, 2010	Six months ended June 30, 2009	Increase / (Decrease) 2010 vs. 2009	Percentage Increase / (Decrease) 2010 vs. 2009
Product sales and royalties	$14,738	$16,995	$(2,257)	(13)%
License, collaboration and other	61,062	5,704	55,358	>100%

Total revenue	$75,800	$22,699	$53,101	>100%

Our revenue is derived from our collaboration agreements, under which we may receive product sales revenue, royalties, license fees, milestone payments or contract research payments. Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable, and collection is reasonably assured. Upfront fees received for license and collaborative agreements are recognized ratably over our expected performance period under the arrangement. Performance milestones achieved are deferred and recorded as revenue ratably over the period of time from the achievement of the milestone and our estimated date on which the next milestone will be achieved. As a result, significant variations in the timing of receipt of cash payments and our recognition of revenue. Management makes its best estimate of the period over which we expect to fulfill our performance obligations and the period of time until the next milestone is achieved. Given the uncertainties in research and development collaborations, significant judgment is required by management to determine the amortization periods.

Product Sales and Royalties

Product sales include cost-plus and fixed price manufacturing and supply agreements with our collaboration partners. We also receive royalty revenue from certain of our collaboration partners based on their net sales once their products are approved for commercial sale.

The increase in product sales and royalties for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 is primarily attributable to higher royalties received from our collaboration partners. Product sales volume remained at a consistent level in the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

The decrease in product sales and royalties for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 is attributable to decreased product sales of $3.6 million partially offset by increased royalty revenue of $1.4 million. The timing of shipments is based on the demand and requirements of our collaboration partners and is not ratable throughout the year. We expect product sales volumes to increase in the second half of 2010.

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

For the three months and six months ended June 30, 2010, the increase in License, collaboration and other revenue compared to the three months and six months ended June 30, 2009 is primarily attributable to amortization of the $125.0 million upfront payment received from AstraZeneca in October 2009 for NKTR-118 and NKTR-119, contract research and other revenue from AstraZeneca, and the amortization of the $31.0 million license extension option payment received in December 2009. Under the AstraZeneca license transaction, we recognized $25.3 million and $50.7 million, respectively, of the $125.0 million upfront payment and $2.2 million and $2.6 million, respectively, of contract research and other revenue for the three months and six months ended June 30, 2010. We recognized $1.3 million and $2.6 million, respectively, of the license extension option payment for the three months and six months ended June 30, 2010.

Cost of Goods Sold and Product Gross Margin (in thousands, except percentages)

	Three months ended June 30, 2010	Three months ended June 30, 2009	Increase / (Decrease) 2010 vs. 2009	Percentage Increase / (Decrease) 2010 vs. 2009
Cost of goods sold	$4,889	$10,379	$(5,490)	(53)%
Product gross profit	$6,265	$146	$6,119	>100%
Product gross margin	56%	1%

	Six months ended June 30, 2010	Six months ended June 30, 2009	Increase / (Decrease) 2010 vs. 2009	Percentage Increase / (Decrease) 2010 vs. 2009
Cost of goods sold	$9,185	$16,005	$(6,820)	(43)%
Product gross profit	$5,553	$990	$4,563	>100%
Product gross margin	38%	6%

For the three months and six months ended June 30, 2010 compared to the three months and six months ended June 30, 2009, the increase in product gross margin is primarily attributable to higher manufacturing volumes, an increase in royalties received from our collaboration partners, and a change in product mix. Higher manufacturing volumes in both the three months and six months ended June 30, 2010 compared to 2009 resulted in less unabsorbed manufacturing overhead. Gross margin was also lower in the six months ended June 30, 2009, as a result of a $2.1 million success fee that became due to one of our former consulting firms as the final payment due under the agreement, which was recognized during the first quarter of 2009.

As a result of the fixed cost base associated with our manufacturing activities, we expect product gross margin to fluctuate in future periods depending on the level of manufacturing requirements of our customers.

Research and Development Expense (in thousands, except percentages)

	Three months ended June 30, 2010	Three months ended June 30, 2009	Increase / (Decrease) 2010 vs. 2009	Percentage Increase / (Decrease) 2010 vs. 2009
Research and development expense	$25,600	$24,002	$1,598	7%

	Six months ended June 30, 2010	Six months ended June 30, 2009	Increase / (Decrease) 2010 vs. 2009	Percentage Increase / (Decrease) 2010 vs. 2009
Research and development expense	$48,886	$47,365	$1,521	3%

Research and development expense consists primarily of personnel costs, including salaries, benefits, and stock-based compensation, materials and supplies, outside services, licenses and fees, and overhead allocations consisting of various support and facilities related costs. Research and development expense remained at a relatively consistent level for the three months and six months ended June 30, 2010 compared to the three months and six months ended June 30, 2009. Research and development expense is not expected to be ratable over the four quarters of the year; we expect Research and development expense to increase in the second half of 2010.

For the three months and six months ended June 30, 2010 compared to the same periods in 2009, research and development expense increased by $1.0 million and $1.9 million, respectively, for our India operations after the completion of the India research facility, by $1.7 million and $3.3 million, respectively, in U.S. employee costs as a result of headcount additions and salary and benefit cost increases, and by $0.8 million and $1.7 million, respectively, in non-cash stock-based compensation expense.

These increases are partially offset by lower expenses for the NKTR-118 and NKTR-119 programs as a result of our successful completion of Phase 2 clinical studies and our collaboration with AstraZeneca in September 2009; expenses totaled approximately $2.2 million and $6.5 million, respectively, for the three months and six months ended June 30, 2009 compared to $0.8 million and $1.3 million, respectively, for the three months and six months ended June 30, 2010. In addition, NKTR-102 program costs decreased by approximately $1.0 million and $0.1 million, respectively, for the three months and six months ended June 30, 2010 compared to the three months and six months ended June 30, 2009.

General and Administrative Expense (in thousands, except percentages)

	Three months ended June 30, 2010	Three months ended June 30, 2009	Increase / (Decrease) 2010 vs. 2009	Percentage Increase / (Decrease) 2010 vs. 2009
General and administrative expense	$10,207	$9,087	$1,120	12%

	Six months ended June 30, 2010	Six months ended June 30, 2009	Increase / (Decrease) 2010 vs. 2009	Percentage Increase / (Decrease) 2010 vs. 2009
General and administrative expense	$19,220	$20,107	$(887)	(4)%

General and administrative expense is associated with administrative staffing, business development, marketing, and legal. In 2010, the portion of corporate-wide overhead costs, including facilities, human resources, information systems, and procurement, attributable to general and administrative activities decreased as a result of the decreased headcount in general and administrative departments, while total company headcount remained at a consistent level.

For the three months ended June 30, 2010 compared to the three months ended June 30, 2009, the increase in general and administrative expense is attributable to higher patent fees of $0.4 million and non-cash rent expense of $0.5 million for the Mission Bay Facility. Although we will not pay rent until 2014, we will recognize rent expense on a straight line basis over the life of the lease beginning on April 1, 2010, when our tenant improvement construction period commenced.

For the six months ended June 30, 2010 compared to the six months ended June 30, 2009, the decrease in general and administrative expense is primarily attributable to a decrease in outside professional services related to legal, accounting, market research, recruiting, and other consulting, partially offset by rent expense for the Mission Bay Facility.

Interest Income and Interest Expense (in thousands, except percentages)

	Three months ended June 30, 2010	Three months ended June 30, 2009	Increase / (Decrease) 2010 vs. 2009	Percentage Increase / (Decrease) 2010 vs. 2009
Interest Income	$393	$950	$(557)	(59)%
Interest Expense	$2,909	$2,948	$(39)	(1)%

	Six months ended June 30, 2010	Six months ended June 30, 2009	Increase / (Decrease) 2010 vs. 2009	Percentage Increase / (Decrease) 2010 vs. 2009
Interest Income	$856	$2,600	$(1,744)	(67)%
Interest Expense	$5,860	$6,285	$(425)	(7)%

The decrease in interest income for the three months and six months ended June 30, 2010 compared to the three months and six months ended June 30, 2009 is a result of decreased market interest rates received for our cash and short-term investments.

Liquidity and Capital Resources

We have financed our operations primarily through cash from partner licensing, collaboration and manufacturing agreements, public and private placements of debt and equity securities, and financing of equipment acquisitions and certain tenant leasehold improvements.

We had cash, cash equivalents and short-term investments in marketable securities of $338.2 million and indebtedness of $239.7 million, including $215.0 million of 3.25% convertible subordinated notes due September 2012, $19.6 million in capital lease obligations, and $5.1 million in other liabilities as of June 30, 2010.

Due to the continuing adverse environment in the credit markets, we may experience reduced liquidity with respect to some of our short-term investments. These investments are generally held to maturity, which is less than one year. However, if the need arose to liquidate such securities before maturity, we may experience losses on liquidation. At June 30, 2010, the average time to maturity of the investments held in our portfolio was approximately five months and the contractual maturity of any single investment did not exceed twelve months. To date we have not experienced any liquidity issues with respect to these securities, but should such issues arise, we may be required to hold some, or all, of these securities until maturity. We believe that, even allowing for potential liquidity issues with respect to these securities, our remaining cash, cash equivalents, and short-term investments will be sufficient to meet our anticipated cash needs for at least the next twelve months. Based on our available cash and our expected operating cash requirements, we do not intend to sell these securities and it is more likely than not that we will not be required to sell these securities before we recover the amortized cost basis. Accordingly, we believe there are no other-than-temporary impairments on these securities and have not recorded a provision for impairment.

Cash flows from operating activities

Cash flows used in operating activities for the six months ended June 30 2010, totaled $54.1 million, which includes $7.2 million for employee bonus payments related to services performed in 2009, $3.5 million for interest payments on our convertible subordinated notes, and $43.3 million of other net operating cash uses. Because of the nature and timing of certain cash receipts and payments, net cash utilization is not expected to be ratable over the four quarters of the year.

For the six months ended June 30, 2009, cash used in operations totaled $71.1 million and included $4.7 million for employee bonus payments related to services performed in 2008, $3.5 million for interest payments on our convertible subordinated notes, $2.7 million for severance payments, and $60.2 million of other net operating cash uses.

Cash flows from investing activities

We purchased $8.8 million and $8.0 million of property and equipment in the six months ended June 30, 2010 and 2009, respectively. During the six months ended June 30, 2009, we paid $4.4 million of previously expensed transaction costs related to the sale of certain assets related to our pulmonary business, associated technology and intellectual property to Novartis, which was completed on December 31, 2008.

Cash flows from financing activities

We received $6.1 million from issuances of common stock to employees during the six months ended June 30, 2010, resulting in net cash provided by financing activities. Cash used in financing activities was not significant for the six months ended June 30, 2009.

Contractual Obligations

There were no material changes during the three months ended June 30, 2010 to the summary of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Off-Balance Sheet Arrangements

We do not utilize off-balance sheet financing arrangements as a source of liquidity or financing.

Recent Accounting Pronouncements

FASB Accounting Standards Update 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements

In October 2009, the FASB published Accounting Standards Update (ASU) 2009-13, which amends the criteria to identify separate units of accounting within Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements”. The revised guidance also expands the disclosure required for multiple-element revenue arrangements. FASB ASU No. 2009-13 is effective for fiscal years beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. We do not expect this ASU will have a material impact on our financial position or results of operations when we adopt it on January 1, 2011.

FASB ASU 2010-17, Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” FASB ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010 – 17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date. We do not expect this ASU will have a material impact on our financial position or results of operations when we adopt it on January 1, 2011.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risks at June 30, 2010 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2009 on file with the Securities and Exchange Commission.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 (Exchange Act) reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.

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

Changes in Internal Control Over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. However, there was no change in our internal control over financial reporting that occurred in the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Approval of Non-Audit Services

        In the three months ended June 30, 2010, the Audit Committee of the Board of Directors approved approximately $13,580 in non-audit related services related to tax compliance and advisory services to be provided by Ernst & Young LLP, our independent registered public accounting firm.

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

We have a number of proprietary product candidates and partnered product candidates in research and development ranging from the early discovery research phase through preclinical testing and clinical trials. Preclinical testing and clinical trials are long, expensive and highly uncertain processes. It will take us, or our collaborative partners, several years to complete clinical trials. Drug development is an uncertain scientific and medical endeavor and failure can unexpectedly occur at any stage of clinical development even after early preclinical or mid-stage clinical results suggest that the drug candidate has potential as a new therapy that may benefit patients and health authority approval would be anticipated. Typically, there is a high rate of attrition for product candidates in preclinical and clinical trials due to scientific feasibility, safety, efficacy, changing standards of medical care and other variables. We or our partners have a number of important product candidates in mid- to late-stage development such as Bayer’s Amikacin Inhale, Oral NKTR-118 (oral PEGylated naloxol) and NKTR-119 which we partnered with AstraZeneca, Affymax’s Hematide, and NKTR-102 (PEGylated irinotecan) which we are currently studying in breast, colorectal and ovarian cancers. We also have an ongoing Phase 1 clinical trial for NKTR-105 (PEGylated docetaxel) for patients with refractory solid tumors. Any one of these trials could fail at any time due to numerous unpredictable risks and is very uncertain at all times prior to regulatory approval by one or more health authorities in major markets.

Even with positive results from preclinical testing and clinical trials, the risk of clinical failure of one or more of our drug candidates remains high prior to regulatory approval.

A number of companies in the pharmaceutical and biotechnology industries have suffered significant unforeseen setbacks in later stage clinical trials (i.e., Phase 2 or Phase 3 trials) due to factors such as inconclusive efficacy results and adverse safety events, even after achieving positive results in earlier trials that were satisfactory both to them and to reviewing regulatory agencies. Although we announced positive Phase 2 clinical results for Oral NKTR-118 (oral PEGylated naloxol), positive Phase 2 results for Amikacin Inhale, positive Phase 2 clinical results for NKTR-102 (PEGylated irinotecan) in ovarian cancer, and preliminary interim Phase 2 clinical results for NKTR-102 in breast cancer, there are still substantial risks and uncertainties associated with the commencement, conduct and outcome of future clinical studies and regulatory review process for NKTR-118, Amikacin Inhale, and NKTR-102. While NKTR-102 continues in Phase 2 clinical development for multiple cancer indications, it is possible this product candidate could fail in one or more of the cancer indications in which it is currently being studied due to lack of sufficient efficacy, adverse safety events or other commercial or regulatory factors.

In addition, all of the clinical trial results announced to date for NKTR-102 have been based on interim preliminary clinical trial results and each of the ongoing trials continues to enroll additional patients. As a result, the final outcome of all of the NKTR-102 trials is unknown and the outcomes will continue to change as the study progresses and additional data is gathered, analyzed and confirmed. For example, we do not yet have sufficient data to determine important secondary end points such as progression-free survival and overall survival for the NKTR-102 Phase 2 clinical trial in ovarian cancer and these data can be significant in evaluating the efficacy of NKTR-102 for platinum resistant/refractory ovarian patients and the outcomes are highly uncertain and unpredictable. If the final outcomes of one or more of the NKTR-102 clinical studies are not the same as or, in some cases superior to, results previously reported by us, our business could be significantly harmed.

Although we have reported positive Phase 2 results NKTR-102 in ovarian cancer and are expanding this study to enroll additional patients, there is a substantial risk that the final results from the expanded Phase 2 study will not be sufficient to support a New Drug Application (NDA) with the Food and Drug Administration (FDA) and/or that the expanded study results could be materially and adversely different from the results previously announced.

In June 2010, we announced results from a Phase 2 clinical study for women with platinum-resistant/refractory ovarian cancer. We also announced that we are expanding this Phase 2 clinical study by approximately 50 patients in order to better evaluate NKTR-102 in platinum-resistant/refractory ovarian cancer patients. This expanded Phase 2 study provides the potential for submission of an NDA to the FDA, depending on our evaluation of the aggregate data after completion of the expanded study. The data package required and the timing for regulatory approval of an NDA are very uncertain and difficult to predict due to the broad regulatory discretion of the FDA, changing standards of care, available approved therapies, other experimental therapies being developed by other companies for platinum-resistant/refractory ovarian cancer, the size of the completed clinical trials and the statistical significance of the results, the potential need for comparative clinical studies against approved therapies, and other important factors that are very unpredictable and not within our control. The approval of an NDA by the FDA almost always requires the sponsor to conduct Phase 3 clinical studies prior to consideration and approval of an NDA and, as a result, approval of an NDA by the FDA based on Phase 2 results prior to completion of Phase 3 clinical studies is highly unlikely. In addition and importantly, the expansion of the Phase 2 study in women with platinum-resistant/refractory ovarian cancer will necessarily change the final efficacy (e.g. overall response rates, progression-free survival etc.) and safety (i.e. frequency of serious adverse events) results for the Phase 2 clinical trial and, as such, the final outcome of this trial remains subject to change and could be materially and adversely different from the results previously reported by us. As a result, the final outcome of this trial is very uncertain and unpredictable due to numerous factors that are not within our control and if the final results are not favorable in terms of efficacy and/or safety, our business could be significantly harmed.

If we are unable to establish and maintain collaboration partnerships on attractive commercial terms, our business, results of operations and financial condition could suffer.

We intend to continue to seek partnerships with pharmaceutical and biotechnology partners to fund a portion of our research and development expenses and develop and commercialize our product candidates, including NKTR-102. In September 2009, we entered into a license agreement with AstraZeneca for NKTR-118 and NKTR-119 which included an upfront payment of $125.0 million. The completion of the AstraZeneca transaction was critical to our financial results and financial condition for the year ended December 31, 2009. We intend to explore a variety of transaction structures with potential collaboration partners for NKTR-102. Whether we ultimately enter into a collaboration agreement for NKTR-102 will depend on the partnership and other opportunities that may be available to us. Our ability to successfully conclude a collaboration partnership for NKTR-102 on commercially favorable terms, or at all, will have a significant impact on our business and financial position in 2010. The timing of any future partnership, as well as the terms and conditions of the partnership, will affect our ability to benefit from the relationship. If we are unable to find suitable partners or to negotiate collaborative arrangements with favorable commercial terms with respect to our existing and future product candidates or the licensing of our technology, or if any arrangements we negotiate, or have negotiated, are terminated, our business, results of operations and financial condition could suffer.

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

Scientific discovery of new medical breakthroughs is an inherently uncertain process and the future success of the application of our technology platforms to potential new drug candidates is therefore very uncertain and unpredictable and one or more of our research and development programs could fail at any time and adversely impact the value of our business.

We apply our polymer chemistry technology platform to numerous small and large molecule drug development candidates from early discovery research to clinical development and it is important to our business that we continue to increase the number of drug candidates both in research and development. Successful application of our technology to one or more molecules is very difficult and uncertain in terms of making sufficient advances in therapeutic benefit to patients while maintaining an adequate safety profile. The risk of failure is increased for our product candidates that are based on new technologies, such as the application of our advanced polymer conjugate technology to small molecules, including without limitation NKTR-118, NKTR-119, NKTR-102, NKTR-105 and other drug candidates currently in the discovery research or preclinical development phases. If our PEGylation and advanced polymer conjugate technologies fail to generate new drug candidates with positive clinical trial results and approved drugs, our business, results of operations, and financial condition would be materially harmed.

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

From time to time, we have informal dispute resolution discussions and commercial litigation with third parties regarding the appropriate interpretation of the complex commercial terms contained in our agreements. One or more disputes may arise in the future regarding our collaboration agreements, transaction documents, or third party license agreements that may ultimately result in costly litigation and unfavorable interpretation of contract terms, which would have a material adverse impact on our business, results of operations or financial condition.

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

For the three months and six months ended June 30, 2010, we reported a net loss of $0.5 million and $6.6 million, respectively. If and when we achieve profitability depends upon a number of factors, including the timing and recognition of milestone payments and royalties received, the timing of revenue under our collaboration agreements, the amount of investments we make in our proprietary product candidates and the regulatory approval and market success of our product candidates. We may not be able to achieve and sustain profitability.

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

As of June 30, 2010, we had cash, cash equivalents, and short-term investments in marketable securities valued at approximately $338.2 million and approximately $239.7 million of indebtedness, including approximately $215.0 million in convertible subordinated notes due September 2012, $19.6 million in capital lease obligations, and $5.1 million of other liabilities.

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

There are several competitors for our proprietary product candidates currently in development. For BAY41-6551 (Amikacin inhale), the current standard of care includes several approved intravenous antibiotics for the treatment of either hospital-acquired pneumonia or ventilator-associated pneumonia in patients on mechanical ventilators. For Oral NKTR-118 (PEGylated naloxol), there are currently several alternative therapies used to address opioid-induced constipation (OIC) and opioid-induced bowel dysfunction (OBD), including over-the-counter laxatives and stool softeners such as docusate sodium, senna and milk of magnesia. In addition, there are a number of companies developing potential products which are in various stages of clinical development and are being evaluated for the treatment of OIC and OBD in different patient populations, including Adolor Corporation, GlaxoSmithKline plc, Progenics Pharmaceuticals, Inc., Pfizer (via Wyeth acquisition completed in 2009), Mundipharma Int. Limited, Sucampo Pharmaceuticals and Takeda Pharmaceutical Company Limited. For NKTR-102, there are a number of approved therapies for the treatment of colorectal cancer, including Eloxatin, Camptosar, Avastin, Erbitux, Vectibux, Xeloda, Adrucil and Wellcovorin. In

addition, there are a number of drugs in various stages of preclinical and clinical development from companies exploring cancer therapies or improved chemotherapeutic agents to potentially treat colorectal cancer, including, but not limited to, products in development from Bristol-Myers Squibb Company, Pfizer, Inc., GlaxoSmithKline plc, Antigenics, Inc., F. Hoffmann-La Roche Ltd, Novartis AG, Cell Therapeutics, Inc., Neopharm Inc., Meditech Research Ltd, Alchemia Limited, Enzon Pharmaceuticals, Inc. and others. There are also a number of chemotherapies and cancer therapies approved today and in various stages of clinical development for ovarian and breast cancers including but not limited to: Avastin® (bevacizumab), Camptosar® (irinotecan), Doxil® (doxorubicin HCl ), Ellence® (epirubicin), Gemzar® (gemcitabine), Herceptin® (trastuzumab), Hycamtin® (topotecan), Paraplatin® (carboplatin), and Taxol® (paclitaxel). These therapies are only partially effective in treating ovarian or breast cancers. Major pharmaceutical or biotechnology companies with approved drugs or drugs in development for these cancers include Bristol-Meyers Squibb, Genentech, Inc., GlaxoSmithKline plc, Johnson and Johnson, Pfizer, Inc., Eli Lilly & Co., and many others.

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

From time to time, third parties have asserted, and may in the future assert, that we or our partners infringe their proprietary rights. The third party often bases its assertions on a claim that its patents cover our technology. Similar assertions of infringement could be based on future patents that may issue to third parties. In certain of our agreements with our partners, we are obligated to indemnify and hold harmless our partners from intellectual property infringement, product liability and certain other claims, which could cause us to incur substantial costs if we are called upon to defend ourselves and our partners against any claims. If a third party obtains injunctive or other equitable relief against us or our partners, they could effectively prevent us, or our partners, from developing or commercializing, or deriving revenue from, certain products or product candidates in the U.S. and abroad. For instance, F. Hoffmann-La Roche Ltd, to which we license our proprietary PEGylation reagent for use in the MIRCERA product, was a party to a significant patent infringement lawsuit brought by Amgen, Inc. related to Roche’s proposed marketing and sale of MIRCERA to treat chemotherapy anemia in the U.S. In October 2008, a federal court ruled in favor of Amgen, issuing a permanent injunction preventing Roche from marketing or selling MIRCERA in the U.S. In December 2009, the U.S. District court for the District of Massachusetts entered a final judgment and permanent injunction, and Roche and Amgen entered into a settlement and limited license agreement which allows Roche to begin selling MIRCERA in the U.S. in July 2014.

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

Our stock price is volatile. During the quarter ended June 30, 2010, based on closing bid prices on the NASDAQ Global Select Market, our stock price ranged from $11.25 to $15.58 per share. We expect our stock price to remain volatile. In addition, as our convertible senior notes are convertible into shares of our common stock, volatility or depressed prices of our common stock could have a similar effect on the trading price of our notes. Also, interest rate fluctuations can affect the price of our convertible senior notes. A variety of factors may have a significant effect on the market price of our common stock or notes, including:

•	announcements of data from, or material developments in, our clinical trials or those of our competitors, including delays in clinical development, approval or launch;

•	announcements by collaboration partners as to their plans or expectations related to partnered products;

•	announcements or terminations of collaboration agreements by us or our competitors;

•	fluctuations in our results of operations;

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

None, including no purchases of any class of our equity securities by us or any affiliate pursuant to any publicly announced repurchase plan in the three months ended June 30, 2010.

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Except as so indicated in Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Documents

10.1(1)	Amended and Restated Employee Stock Purchase Plan.†

31.1(2)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(2)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1(2)*	Section 1350 Certifications.

†	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on July 6, 2010.
(2)	Filed herewith.
*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as otherwise stated in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/S/ JOHN NICHOLSON
John Nicholson
Senior Vice President and Chief Financial Officer

Date: July 28, 2010

By:	/S/ JILLIAN B. THOMSEN
Jillian B. Thomsen
Senior Vice President and Chief Accounting Officer

Date: July 28, 2010

EXHIBIT INDEX

Except as so indicated in Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference in, this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Documents

10.1(1)	Amended and Restated Employee Stock Purchase Plan.†

31.1(2)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(2)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1(2)*	Section 1350 Certifications.

†	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on July 6, 2010.
(2)	Filed herewith.
*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as otherwise stated in such filing.