Form 10-Q
period 2010-09-30
NEKTAR THERAPEUTICS
filed 2010-11-04
CIK 906709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 94,331,912 on October 31, 2010.

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
Trademarks
     All of our brand and product names, including, but not limited to, Nektar® , contained in this document are trademarks, registered trademarks or service marks of Nektar Therapeutics in the United States (U.S.) and certain other countries. This document also contains references to trademarks, registered trademarks and service marks of other companies that are the property of their respective owners.

PART I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements — Unaudited:
NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share information)
(Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$12,906	$49,597
Short-term investments	290,396	346,614
Accounts receivable	5,553	4,801
Inventory	11,460	6,471
Other current assets	6,119	6,183

Total current assets	$326,434	$413,666
Property and equipment, net	97,686	78,263
Goodwill	76,501	76,501
Other assets	1,855	7,088

Total assets	$502,476	$575,518

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,403	$3,066
Accrued compensation	10,552	10,052
Accrued expenses	12,352	4,354
Accrued clinical trial expenses	12,759	14,167
Deferred revenue, current portion	40,232	115,563
Interest payable	58	1,805
Other current liabilities	4,476	4,009

Total current liabilities	$84,832	$153,016
Convertible subordinated notes	214,955	214,955
Capital lease obligations	17,402	18,800
Deferred revenue	69,033	76,809
Deferred gain	4,371	5,027
Other long-term liabilities	4,936	4,544

Total liabilities	$395,529	$473,151
Commitments and contingencies

Stockholders’ equity:

Preferred stock, $0.0001 par value; 10,000 shares authorized Series A; 3,100 shares designated; no shares issued or outstanding at September 30, 2010 and December 31, 2009	—	—
Common stock, $0.0001 par value; 300,000 shares authorized; 94,273 shares and 93,281 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	9	9
Capital in excess of par value	1,347,800	1,327,942
Accumulated other comprehensive income	1,105	1,025
Accumulated deficit	(1,241,967)	(1,226,609)

Total stockholders’ equity	106,947	102,367

Total liabilities and stockholders’ equity	$502,476	$575,518

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue:
Product sales and royalties	$7,230	$7,461	$21,968	$24,456
License, collaboration and other	30,695	2,762	91,757	8,466

Total revenue	37,925	10,223	113,725	32,922
Operating costs and expenses:
Cost of goods sold	6,245	6,134	15,430	22,139
Research and development	27,724	23,031	76,610	70,396
General and administrative	10,181	9,917	29,401	30,024

Total operating costs and expenses	44,150	39,082	121,441	122,559

Loss from operations	(6,225)	(28,859)	(7,716)	(89,637)
Non-operating income (expense):
Interest income	369	560	1,225	3,160
Interest expense	(2,826)	(2,928)	(8,686)	(9,213)
Other income, net	249	120	436	368

Total non-operating expense	(2,208)	(2,248)	(7,025)	(5,685)

Loss before provision for income taxes	(8,433)	(31,107)	(14,741)	(95,322)
Provision (benefit) for income taxes	278	(140)	617	(479)

Net loss	$(8,711)	$(30,967)	$(15,358)	$(94,843)

Basic and diluted net loss per share	$(0.09)	$(0.33)	$(0.16)	$(1.02)

Weighted average shares outstanding used in computing basic and diluted net loss per share	94,213	92,789	93,972	92,621

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(15,358)	$(94,843)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,499	11,076
Stock-based compensation	12,716	7,290
Deferred rent	1,084	—
Other non-cash transactions	(1,260)	(124)
Changes in operating assets and liabilities:
Accounts receivable	(752)	4,505
Inventory	(4,989)	389
Other assets	1	(1,272)
Accounts payable	1,755	(4,047)
Accrued compensation	500	(1,859)
Accrued expenses	4,090	(4,610)
Accrued clinical trial expenses	(1,408)	(1,413)
Deferred revenue	(83,107)	(2,722)
Other liabilities	(2,049)	(2,823)

Net cash used in operating activities	$(76,278)	$(90,453)

Cash flows from investing activities:
Purchases of investments	(315,160)	(298,054)
Sales of investments	10,290	11,923
Maturities of investments	360,906	266,202
Purchases of property and equipment	(22,160)	(10,763)
Transaction costs from Novartis pulmonary asset sale	—	(4,440)

Net cash provided by (used in) investing activities	$33,876	$(35,132)

Cash flows from financing activities:
Payments of loan and capital lease obligations	(1,119)	(935)
Proceeds from issuances of common stock	7,142	3,821

Net cash provided by financing activities	$6,023	$2,886

Effect of exchange rates on cash and cash equivalents	(312)	(108)

Net decrease in cash and cash equivalents	$(36,691)	$(122,807)
Cash and cash equivalents at beginning of period	49,597	155,584

Cash and cash equivalents at end of period	$12,906	$32,777

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
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
Basis of Presentation and Principles of Consolidation
     Our consolidated financial statements include the financial position, results of operations and cash flows of our wholly-owned subsidiaries: Nektar Therapeutics (India) Private Limited, Nektar Therapeutics UK Limited (Nektar UK) and Aerogen, Inc. All intercompany accounts and transactions have been eliminated in consolidation. The merger of Nektar AL, an Alabama corporation, with and into its parent corporation, Nektar Therapeutics, was made effective July 31, 2009. As of the effective date, the separate existence of the Alabama corporation ceased, and all rights, privileges, powers and franchises of the Alabama corporation were vested in Nektar Therapeutics, the surviving corporation.
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
     Revenue, expenses, assets, and liabilities can vary during each quarter of the year. The results and trends in these interim Condensed Consolidated Financial Statements may not be the same as those for the full year or any other periods.
     The accompanying Condensed Consolidated Balance Sheet as of September 30, 2010, the Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2010 and 2009, and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 are unaudited. The Condensed Consolidated Balance Sheet data as of December 31, 2009 was derived from the audited consolidated financial statements which are included in our Annual Report on Form 10-K filed with the SEC on March 2, 2010. The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes to those financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.
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

NEKTAR THERAPEUTICS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2010
(Unaudited)
Significant Concentrations
     Our customers are primarily pharmaceutical and biotechnology companies that are located in the U.S. and Europe. Our accounts receivable balance contains billed and unbilled trade receivables from product sales, royalties, and collaborative research agreements. We provide for an allowance for doubtful accounts by reserving for specifically identified doubtful accounts. We generally do not require collateral from our customers. We regularly review our customers’ payment histories and associated credit risk. We have not experienced significant credit losses from our accounts receivable and our allowance for doubtful accounts was nil at both September 30, 2010 and December 31, 2009.
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
Revenue
Product sales and royalties
     Product sales are primarily derived from cost-plus and fixed price manufacturing and supply agreements with our collaboration partners and revenue is recognized in accordance with the terms of the related agreement. We have not experienced any significant returns from our customers.
     Generally, we are entitled to royalties from our partners based on their net sales once their products are approved for commercial sale. We recognize royalty revenue when the cash is received or when the royalty amount to be received is estimable and collection is reasonably assured.
License, collaboration and other
     We enter into intellectual property license agreements and collaborative research and development arrangements with pharmaceutical and biotechnology partners that may involve multiple deliverables. Our arrangements may contain one or more of the following elements: upfront fees, contract research, milestone payments, manufacturing and supply, royalties, and license fees. Each deliverable in the arrangement is evaluated to determine whether it meets the criteria to be accounted for as a separate unit of accounting or whether it should be combined with other deliverables. Revenue is recognized for each element when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable, and collection is reasonably assured.
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
     Milestone payments received are deferred and recorded as revenue ratably over the period of time from the achievement of the milestone and our estimated date on which the next milestone will be achieved. Management makes its best estimate of the period of time until the next milestone is expected to be reached. Final milestone payments are recorded and recognized upon achieving the respective milestone, provided that collection is reasonably assured.
     The original estimated amortization periods for upfront fees and milestone payments are periodically evaluated to determine if circumstances have caused the estimate to change and if so, the amortization of revenue is adjusted prospectively.
Income Taxes
     For the three and nine months ended September 30, 2010, we recorded a net income tax provision for our operations in India at an effective tax rate of 34%. The U.S. Federal deferred tax asset generated from our net operating loss has been fully reserved. For the three and nine months ended September 30, 2009, we recorded an overall benefit for income taxes, comprised of a U.S. federal and state income tax benefit relating primarily to a refundable credit under the American Recovery and Reinvestment Tax Act of 2009 and a foreign income tax provision for India.
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

NEKTAR THERAPEUTICS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2010
(Unaudited)
New Accounting Standards Not Yet Adopted
FASB Accounting Standards Update 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements
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
FASB ASU 2010-17, Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition
     In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” FASB ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010 — 17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date. We do not expect this ASU will have a material impact on our financial position or results of operations when we adopt it on January 1, 2011.
Note 2—Cash, Cash Equivalents, and Available-For-Sale Investments
     Cash, cash equivalents, and available-for-sale investments are as follows (in thousands):

	Estimated Fair Value at
	September 30,	December 31,
	2010	2009
Cash and cash equivalents	$12,906	$49,597
Short-term investments (less than one year to maturity)	290,396	346,614

Total cash, cash equivalents, and available-for-sale investments	$303,302	$396,211

     Our portfolio of cash, cash equivalents, and available-for-sale investments includes (in thousands):

	Estimated Fair Value at
	September 30,	December 31,
	2010	2009
Corporate notes and bonds	$202,013	$160,458
U.S. corporate commercial paper	55,308	71,923
Obligations of U.S. government agencies	33,075	125,731
Cash and money market funds	12,906	33,104
Obligations of U.S. states and municipalities	—	4,995

Total cash, cash equivalents, and available-for-sale investments	$303,302	$396,211

     The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in liquid, high quality debt securities. We use a market approach to value our Level 2 investments as described in the table below. The disclosed fair value related to our investments is based primarily on the reported fair values in our period-end brokerage statements. We independently validate these fair values using available market quotes and other information.
     Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in short-term securities and maintain a weighted average maturity of one year or less. At September 30, 2010 and December 31, 2009, the average portfolio duration was approximately 4 months and 5 months, respectively, and the maturity of any single investment did not exceed twelve months.

NEKTAR THERAPEUTICS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2010
(Unaudited)
     Gross unrealized gains and losses were insignificant at September 30, 2010 and at December 31, 2009. The gross unrealized losses were primarily due to changes in interest rates on fixed income securities. Based on our available cash and our expected operating cash requirements, we do not intend to sell these securities and it is more likely than not that we will not be required to sell these securities before we recover the amortized cost basis. Accordingly, we believe there are no other-than-temporary impairments on these securities and have not recorded a provision for impairment.
     The following table represents the fair value hierarchy for our financial assets measured at fair value on a recurring basis as of September 30, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total
Corporate notes and bonds	$—	$202,013	$—	$202,013
U.S. corporate commercial paper	—	55,308	—	55,308
Obligations of U.S. government agencies	—	33,075	—	33,075
Money market funds	9,393	—	—	9,393

Cash equivalents and available-for-sale investments	$9,393	$290,396	$—	$299,789
Cash				3,513

Cash, cash equivalents, and available-for-sale investments				$303,302

Level 1 -	Observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Level 2 -	Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 -	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Note 3—Inventory
     Inventory consists of the following (in thousands):

	September 30,	December 31,
	2010	2009
Raw materials	$8,256	$5,937
Work-in-process	1,789	—
Finished goods	1,415	534

Total	$11,460	$6,471

     Inventory is manufactured upon receipt of firm orders from our customers. Inventory includes direct materials, direct labor, and manufacturing overhead and is computed on a first-in, first-out basis. Inventory is stated at the lower of cost or market and is net of reserves of $5.1 million and $3.3 million as of September 30, 2010 and December 31, 2009, respectively. Reserves are determined using specific identification plus an estimated reserve for potential defective or excess inventory based on historical experience or projected usage.
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

NEKTAR THERAPEUTICS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2010
(Unaudited)
Indemnifications in Connection with Commercial Agreements
     As part of our collaboration agreements with our partners related to the license, development, manufacture and supply of drugs based on our proprietary technologies, we generally agree to defend, indemnify and hold harmless our partners from and against third party liabilities arising out of the applicable agreements, including product liability (with respect to our activities) and infringement of third party intellectual property to the extent the intellectual property relates to a drug candidate or proprietary drug material that is developed by us and supplied to our license and supply partners. The term of these indemnification obligations is generally perpetual. There is generally no limitation on the potential amount of future payments we could be required to make under these indemnification obligations.
     As part of our pulmonary asset sale to Novartis that was effective as of December 31, 2008, we and Novartis made representations and warranties and entered into certain covenants and ancillary agreements which are supported by an indemnity obligation. In the event it was determined that we breached any of the representations and warranties or covenants and agreements made by us in the transaction documents, we could incur an indemnification liability depending on the timing, nature, and amount of any such claims.
     To date we have not incurred costs to defend lawsuits or settle claims related to these indemnification obligations. If any of our indemnification obligations are triggered, we may incur substantial liabilities. Because the obligated amount under these agreements is not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. No liabilities have been recorded for these obligations on our Condensed Consolidated Balance Sheets as of September 30, 2010 or December 31, 2009.
Note 5—License and Collaboration Agreements
     We have entered into various license agreements and collaborative research and development agreements with pharmaceutical and biotechnology companies. Under these arrangements, we are entitled to receive license fees, upfront payments, milestone payments when and if certain development or regulatory milestones are achieved, payment for the manufacture and supply of certain drug materials, and/or reimbursement for research and development activities. All of our research and development agreements are generally cancelable by our partners without significant financial penalty to the partner. Our costs of performing these services are included in Research and development expense in the accompanying Condensed Consolidated Statements of Operations.
     In accordance with these agreements, we recorded License, collaboration and other revenue as follows (in thousands):

		Three months ended		Nine months ended
		September 30,		September 30,
Partner	Agreement	2010	2009	2010	2009
AstraZeneca AB	NKTR-118 and NKTR-119	$26,788	$—	$80,094	$—
Bayer Healthcare LLC	BAY41-6651 (NKTR-061, Amikacin Inhale)	818	1,239	2,523	3,868
F. Hoffmann La-Roche	Pegasys	1,283	3	3,849	27
Other		1,806	1,520	5,291	4,571

License, collaboration, and other revenue		$30,695	$2,762	$91,757	$8,466

     In addition, we have recorded deferred revenue relating to these agreements in our Condensed Consolidated Balance Sheets as follows (in thousands):

		September 30,	December 31,
Partner	Agreement	2010	2009
AstraZeneca AB	NKTR-118 and NKTR-119	$25,348	$101,389
Bayer Healthcare LLC	BAY41-6651 (NKTR-061, Amikacin Inhale)	31,264	33,786
F. Hoffmann La-Roche	Pegasys	26,939	30,785
Other		25,714	26,412

Total Deferred revenue		109,265	192,372
Less: current portion		(40,232)	(115,563)

Deferred revenue, non-current		$69,033	$76,809

NEKTAR THERAPEUTICS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2010
(Unaudited)
AstraZeneca AB
NKTR-118 and NKTR-119
     On September 20, 2009, we entered into a License Agreement with AstraZeneca AB, a Swedish corporation (AstraZeneca), under which we granted AstraZeneca a worldwide, exclusive, perpetual, royalty-bearing, and sublicensable license under our patents and other intellectual property to develop, sell and otherwise commercially exploit Oral NKTR-118 and NKTR-119. AstraZeneca is responsible for all costs associated with research, development and commercialization and maintains control over drug development and commercialization decisions for Oral NKTR-118 and NKTR-119.
     Under the terms of the agreement, AstraZeneca paid us an upfront payment of $125.0 million. We are recognizing the remaining deferred revenue over the performance obligation period, which is estimated to conclude with the completion of technology transfer to AstraZeneca at the end of 2010.
Bayer Healthcare LLC
BAY41-6651 (NKTR-061, Amikacin Inhale)
     On August 1, 2007, we entered into a co-development, license and co-promotion agreement with Bayer Healthcare LLC to develop a specially-formulated inhaled Amikacin (BAY41-6651). We are responsible for development of the nebulizer device included in the Amikacin product through the completion of the Phase 3 clinical trial, scale-up for commercialization, and commercial manufacturing and supply of the nebulizer devices. Bayer Healthcare LLC is responsible for most future clinical development and commercialization costs, all activities to support worldwide regulatory filings, approvals and related activities, further development of BAY41-6651 and final product packaging and distribution.
     We received an upfront payment of $40.0 million in 2007 and performance milestone payments of $20.0 million, of which the second performance milestone of $10.0 million will be used to reimburse Bayer for Phase 3 clinical trial costs. We expect to amortize the remaining deferred revenue related to the upfront payment through July 2021, the estimated end of our performance obligations under the agreement. We expect to recognize the remaining deferred revenue related to the first $10 million milestone payment through June 2011.
F. Hoffmann La-Roche Ltd and Hoffmann-LaRoche Inc.
PEGASYS
     In February 1997, we entered into a license, manufacturing and supply agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (Roche), under which we granted Roche a worldwide, exclusive license to use certain PEGylation materials in the manufacture of PEGASYS. As a result of Roche exercising a license extension option in December 2009, beginning in 2010 Roche was given the expanded right to manufacture all of its requirements for our proprietary PEGylation materials for PEGASYS and we will perform additional manufacturing, if any, only on an as requested basis.
     In connection with Roche’s exercise of the license option extension in December 2009, we received a payment of $31.0 million. We expect to amortize the remaining deferred revenue through December 2015, which is the period through which we are required to provide back-up manufacturing and supply services on an as-requested basis.
Note 6—Stock-Based Compensation
     Total stock-based compensation expense was recorded in our Condensed Consolidated Financial Statements as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Cost of goods sold, net of inventory change	$258	$88	$693	$273
Research and development expense	1,967	888	5,268	2,519
General and administrative expense	2,386	1,623	6,755	4,498

Total stock-based compensation costs	$4,611	$2,599	$12,716	$7,290

NEKTAR THERAPEUTICS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2010
(Unaudited)
Aggregate Unrecognized Stock-Based Compensation Expense
     Aggregate total unrecognized stock-based compensation expense is expected to be recognized as follows (in thousands):

As of
Fiscal Year	September 30, 2010
2010 (remaining 3 months)	$4,707
2011	16,896
2012	11,251
2013	8,241
2014 and thereafter	1,203

$42,298

Summary of Stock Option Activity
     During the three months ended September 30, 2010 and 2009, we granted 560,320 and 165,400 stock options, respectively. The weighted average grant-date fair value of options granted during the three months ended September 30, 2010 and 2009 was $6.75 per share and $3.13 per share, respectively.
     During the nine months ended September 30, 2010 and 2009, we granted 5,035,475 and 4,085,050 stock options, respectively. The weighted average grant-date fair value of options granted during the nine months ended September 30, 2010 and 2009 was $6.24 per share and $2.60 per share, respectively.
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

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Convertible subordinated notes	9,989	9,989	9,989	9,989
Stock options	9,142	9,886	9,273	14,155

Total	19,131	19,875	19,262	24,144

Note 8— Subsequent Event
     On October 29, 2010, we entered into a Supply, Dedicated Suite and Manufacturing Guarantee Agreement (the “Agreement”) with Amgen Inc. and Amgen Manufacturing, Limited (collectively “Amgen”). Under the terms of the Agreement, we will receive a non-refundable $50.0 million payment in the fourth quarter of 2010 and we will also receive manufacturing fees on future orders, if any, submitted by Amgen for polymer materials to be manufactured and supplied by us. Amgen has no minimum purchase commitment under the Agreement. If quantities of the polymer materials ordered by Amgen exceed specified quantities (with each specified quantity representing a small portion of the quantity that we have historically supplied to Amgen), significant additional payments become payable to us in return for our guarantee of the supply of additional quantities of the polymer materials. The terms and conditions of the Agreement are more fully described in our Current Report on Form 8-K filed with the SEC on November 2, 2010.

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
     We decide on a program-by-program basis whether we wish to continue development into Phase 3 pivotal clinical trials and commercialize products on our own, or seek a partner, or pursue a combination of these approaches. Following completion of Phase 2 development, or earlier in the development cycle in certain circumstances, we will generally be seeking collaborations with one or more biotechnology or pharmaceutical companies to conduct Phase 3 clinical development, to be responsible for the regulatory approval process and, if such drug candidate is approved, to market and sell the drug in one or more global markets. To date, we have partnered our proprietary drug development programs prior to Phase 3 clinical development. We are exploring a variety of structures for a potential collaboration partnership for NKTR-102 in order to seek to maximize the value of this drug candidate. Whether we ultimately enter into a collaboration agreement for NKTR-102 will depend on the partnership and other opportunities that may be available to us. The financial terms of such future collaborations, if any, including, without limitation, upfront payments, development and sales milestone payments, and royalty rates, will be critical to the future prospects of our business and financial condition. There can be no assurance that any future collaborations will be available to us for NKTR-102 or other of our development programs, on commercially favorable terms or at all.
     We also have a number of existing license and collaboration agreements with third parties who have licensed our proprietary technologies and intellectual property for drugs that have either received regulatory approval in one or more markets or drug candidates that are still in the clinical development stage. For example, the future clinical and commercial success of NKTR-118 and NKTR-119 partnered with AstraZeneca and Bayer’s Amikacin Inhale (BAY41-6551 or NKTR-061) will likely have a material impact on our long-term financial results and financial condition. We also have other partnered programs including, among others, UCB Pharma’s CIMZIA, Roche’s MIRCERA, Affymax’s Hematide, MAP Pharmaceutical’s Levadex, and Bayer’s Cipro Inhale program, which taken together could have a material impact on our financial condition. Because drug development and commercialization is subject to numerous risks and uncertainties, there is a risk that our future revenue from one or more of these agreements will be less than we anticipate.

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
Key Developments and Trends in Liquidity and Capital Resources
     At September 30, 2010, we had approximately $303.3 million in cash, cash equivalents, and short-term investments and $240.0 million in indebtedness. We may from time to time purchase or retire convertible subordinated notes through cash purchase or exchanges for our other securities in open market or privately negotiated transactions, depending on, among other factors, our levels of available cash and the price at which such convertible notes are available for purchase. For instance, in the fourth quarter of 2008, we repurchased approximately $100.0 million in par value of our 3.25% convertible subordinated notes for an aggregate purchase price of $47.8 million. We will evaluate similar future transactions, if any, in light of then-existing market conditions. These transactions, individually or in the aggregate, may be material to our business.
     In late 2010, we plan to relocate all of our functions currently located in San Carlos, California, including our corporate headquarters, to a facility in the Mission Bay area of San Francisco, California (the Mission Bay Facility), which we have subleased from Pfizer, Inc. In 2010, we expect to spend approximately $23.0 million for tenant improvements for the Mission Bay Facility and office and related laboratory equipment. Depending on the status of our sublease efforts, we may record a non-cash impairment charge of up to $15.0 million for our San Carlos assets when we move to the Mission Bay Facility in the fourth quarter of 2010.
     We have financed our operations primarily through revenue from product sales and royalties, development and commercialization collaboration contracts and debt and equity financings. In October 2009, we received a payment of $125.0 million from AstraZeneca under the license agreement (AstraZeneca License) as an upfront payment for the worldwide rights to further develop and commercialize Oral NKTR-118 and NKTR-119. In December 2009, we also received a payment of $31.0 million from the exercise of a license option extension by one of our existing collaboration partners. Similar to 2009, the results of our business development efforts will also have a material impact on our cash position at the end of 2010. We expect to receive a $50.0 million payment in November 2010, in connection with a Supply, Dedicated Suite and Manufacturing Guarantee Agreement we entered into with Amgen Inc. and Amgen Manufacturing, Limited (collectively “Amgen”) on October 29, 2010. In addition, our ability to successfully complete a partnership for NKTR-102, and if we are successful, the structure of the partnership, will have a substantial impact on our liquidity position.
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
Results of Operations
Three Months and Nine Months Ended September 30, 2010 and 2009
Revenue (in thousands, except percentages)

	Three months	Three months		Percentage
	ended	ended	Increase /	Increase /
	September 30,	September 30,	(Decrease)	(Decrease)
	2010	2009	2010 vs. 2009	2010 vs. 2009
Product sales and royalties	$7,230	$7,461	$(231)	(3)%
License, collaboration and other	30,695	2,762	27,933	>100%

Total revenue	$37,925	$10,223	$27,702	>100%

	Nine months	Nine months		Percentage
	ended	ended	Increase /	Increase /
	September 30,	September 30,	(Decrease)	(Decrease)
	2010	2009	2010 vs. 2009	2010 vs. 2009
Product sales and royalties	$21,968	$24,456	$(2,488)	(10)%
License, collaboration and other	91,757	8,466	83,291	>100%

Total revenue	$113,725	$32,922	$80,803	>100%

     Our revenue is derived from our collaboration agreements, under which we may receive product sales revenue, royalties, license fees, milestone payments or contract research payments. Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable, and collection is reasonably assured. Upfront fees received for license and collaborative agreements are recognized ratably over our expected performance period under the arrangement. Milestones achieved are deferred and recorded as revenue ratably over the period of time from the achievement of the milestone and our estimated date on which the next milestone is expected to be achieved. As a result, there may be significant variations in the timing of receipt of cash payments and our recognition of revenue. Management makes its best estimate of the period over which we expect to fulfill our performance obligations and the period of time until the next milestone is achieved. Given the uncertainties in research and development collaborations, significant judgment is required by management to determine the amortization periods.

Product Sales and Royalties
     Product sales include cost-plus and fixed price manufacturing and supply agreements with our collaboration partners. We also receive royalty revenue from certain of our collaboration partners based on their net sales once their products are approved for commercial sale.
     Product sales and royalties remained at a consistent level in the three months ended September 30, 2010 compared to the three months ended September 30, 2009.
     The decrease in product sales and royalties for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 is attributable to decreased product sales of $4.1 million partially offset by increased royalty revenue of $1.7 million. The timing of shipments is based on the demand and requirements of our collaboration partners and is not ratable throughout the year. In the fourth quarter of 2010, we expect product sales volumes to increase compared to the quarter ended September 30, 2010.
License, Collaboration and Other
     License, collaboration and other revenue includes amortization of upfront payments and milestone payments received in connection with our license and collaboration agreements and reimbursed research and development expenses. The level of License, collaboration and other revenue depends in part upon the estimated amortization period of the upfront and milestone payments, the achievement of future milestones, the continuation of existing collaborations, the amount of reimbursed research and development work, and the signing of new collaborations.
     For the three months and nine months ended September 30, 2010, the increase in License, collaboration and other revenue compared to the three months and nine months ended September 30, 2009 is primarily attributable to amortization of the $125.0 million upfront payment received from AstraZeneca for NKTR-118 and NKTR-119, contract research and other revenue from AstraZeneca, and the amortization of the $31.0 million license extension option payment received in December 2009. Under the AstraZeneca License, we recognized $25.3 million and $76.0 million, respectively, of the $125.0 million upfront payment and $1.4 million and $4.0 million, respectively, of contract research and other revenue for the three months and nine months ended September 30, 2010. We recognized $1.3 million and $3.8 million, respectively, of the license extension option payment for the three months and nine months ended September 30, 2010.
Cost of Goods Sold and Product Gross Margin (in thousands, except percentages)

	Three months	Three months		Percentage
	ended	ended	Increase /	Increase /
	September 30,	September 30,	(Decrease)	(Decrease)
	2010	2009	2010 vs. 2009	2010 vs. 2009
Cost of goods sold	$6,245	$6,134	$111	2%
Product gross profit	$985	$1,327	$(342)	(26)%
Product gross margin	14%	18%

	Nine months	Nine months		Percentage
	ended	ended	Increase /	Increase /
	September 30,	September 30,	(Decrease)	(Decrease)
	2010	2009	2010 vs. 2009	2010 vs. 2009
Cost of goods sold	$15,430	$22,139	$(6,709)	(30)%
Product gross profit	$6,538	$2,317	$4,221	>100%
Product gross margin	30%	9%
     For the three months ended September 30, 2010 compared to the three months ended September 30, 2009, the decrease in product gross margin is primarily attributable to a change in product mix and lower royalties received from our collaboration partners.
     For the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, the increase in product gross margin is primarily attributable to higher manufacturing volumes, an increase in royalties received from our collaboration partners, and a change in product mix. Higher manufacturing volumes in both the three months and nine months ended September 30, 2010 compared to 2009 resulted in less unabsorbed manufacturing overhead. Gross margin was also lower in the nine months ended September 30, 2009, as a result of a $2.1 million success fee that became due to one of our former consulting firms as the final payment due under the agreement, which was recognized during the first quarter of 2009.

     As a result of the fixed cost base associated with our manufacturing activities, we expect product gross margin to fluctuate in future periods depending on the level of manufacturing requirements of our customers.
Research and Development Expense (in thousands, except percentages)

	Three months	Three months		Percentage
	ended	ended	Increase /	Increase /
	September 30,	September 30,	(Decrease)	(Decrease)
	2010	2009	2010 vs. 2009	2010 vs. 2009
Research and development expense	$27,724	$23,031	$4,693	20%

	Nine months	Nine months		Percentage
	ended	ended	Increase /	Increase /
	September 30,	September 30,	(Decrease)	(Decrease)
	2010	2009	2010 vs. 2009	2010 vs. 2009
Research and development expense	$76,610	$70,396	$6,214	9%
     Research and development expense consists primarily of personnel costs, including salaries, benefits, and stock-based compensation, materials and supplies, outside services, licenses and fees, and overhead allocations consisting of various support and facilities related costs. Research and development expense is not expected to be ratable over the four quarters of the year and we expect Research and development expense in the fourth quarter of 2010 to increase compared to the three months ended September 30, 2010.
     For the three months and nine months ended September 30, 2010 compared to the same periods in 2009, research and development expense increased by $1.3 million and $3.1 million, respectively, for our India operations after the completion of the India research facility, by $1.6 million and $4.9 million, respectively, in U.S. employee costs as a result of headcount additions and salary and benefit cost increases, and by $0.9 million and $2.6 million, respectively, in non-cash stock-based compensation expense. Additionally, research expense on pre-clinical programs increased by approximately $2.2 million and $3.0 million, respectively, for the three months and nine months ended September 30, 2010 compared to the three months and nine months ended September 30, 2009.
     These increases are partially offset by lower expenses for the NKTR-118 and NKTR-119 programs as a result of our successful completion of Phase 2 clinical studies and the AstraZeneca License transaction in September 2009. NKTR-118 and NKTR-119 expenses totaled approximately $2.1 million and $8.6 million, respectively, for the three months and nine months ended September 30, 2009 compared to $1.1 million and $2.4 million, respectively, for the three months and nine months ended September 30, 2010. In addition, NKTR-102 program costs decreased by approximately $0.4 million for both the three months and nine months ended September 30, 2010 compared to the three months and nine months ended September 30, 2009.
General and Administrative Expense (in thousands, except percentages)

	Three months	Three months		Percentage
	ended	ended	Increase /	Increase /
	September 30,	September 30,	(Decrease)	(Decrease)
	2010	2009	2010 vs. 2009	2010 vs. 2009
General and administrative expense	$10,181	$9,917	$264	3%

	Nine months	Nine months		Percentage
	ended	ended	Increase /	Increase /
	September 30,	September 30,	(Decrease)	(Decrease)
	2010	2009	2010 vs. 2009	2010 vs. 2009
General and administrative expense	$29,401	$30,024	$(623)	(2)%
     General and administrative expense is associated with administrative staffing, business development, marketing, and legal. For the three months and nine months ended September 30, 2010, general and administrative expense remained at a relatively consistent level compared to the three months and nine months ended September 30, 2009.
     For the three months and nine months ended September 30, 2010 compared to the same periods in 2009, non-cash stock-based compensation expense increased by $1.1 million and $3.0 million, respectively, and non-cash rent expense increased by $0.5 million and $1.0 million, respectively, for the Mission Bay Facility. Although we will not pay rent until 2014, we have recognized rent expense on a straight line basis over the life of the lease since April 1, 2010, when our tenant improvement construction period commenced. The increase in non-cash costs are partially offset by decreased outside professional services related to legal, patent, accounting, market research, recruiting, and other consulting.

Interest Income and Interest Expense (in thousands, except percentages)

	Three months	Three months		Percentage
	ended	ended	Increase /	Increase /
	September 30,	September 30,	(Decrease)	(Decrease)
	2010	2009	2010 vs. 2009	2010 vs. 2009
Interest income	$369	$560	$(191)	(34)%
Interest expense	$(2,826)	$(2,928)	$(102)	(3)%

	Nine months	Nine months		Percentage
	ended	ended	Increase /	Increase /
	September 30,	September 30,	(Decrease)	(Decrease)
	2010	2009	2010 vs. 2009	2010 vs. 2009
Interest income	$1,225	$3,160	$(1,935)	(61)%
Interest expense	$(8,686)	$(9,213)	$(527)	(6)%
     The decrease in interest income for the three months and nine months ended September 30, 2010 compared to the three months and nine months ended September 30, 2009 is a result of decreased market interest rates received for our cash and short-term investments and lower average balances for the period.
Liquidity and Capital Resources
     We have financed our operations primarily through cash from partner licensing, collaboration and manufacturing agreements, public and private placements of debt and equity securities, and financing of equipment acquisitions and certain tenant leasehold improvements.
     We had cash, cash equivalents and short-term investments in marketable securities of $303.3 million and indebtedness of $240.0 million, including $215.0 million of 3.25% convertible subordinated notes due September 2012, $19.2 million in capital lease obligations, and $5.8 million in other liabilities as of September 30, 2010.
     Due to the continuing adverse environment in the credit markets, we may experience reduced liquidity with respect to some of our short-term investments. These investments are generally held to maturity, which is less than one year. However, if the need arose to liquidate such securities before maturity, we may experience losses on liquidation. At September 30, 2010, the average time to maturity of the investments held in our portfolio was approximately four months and the maturity of any single investment did not exceed twelve months. To date we have not experienced any liquidity issues with respect to these securities, but should such issues arise, we may be required to hold some, or all, of these securities until maturity. We believe that, even allowing for potential liquidity issues with respect to these securities, our remaining cash, cash equivalents, and short-term investments will be sufficient to meet our anticipated cash needs for at least the next twelve months. Based on our available cash and our expected operating cash requirements, we do not intend to sell these securities and it is more likely than not that we will not be required to sell these securities before we recover the amortized cost basis. Accordingly, we believe there are no other-than-temporary impairments on these securities and have not recorded a provision for impairment.
Cash flows from operating activities
     Cash flows used in operating activities for the nine months ended September 30, 2010, totaled $76.3 million, which includes $7.2 million for employee bonus payments related to services performed in 2009, $7.0 million for interest payments on our convertible subordinated notes, and $62.1 million of other net operating cash uses. Because of the nature and timing of certain cash receipts and payments, net cash utilization is not expected to be ratable over the four quarters of the year. We expect cash flows from operating activities will be positive as a result of the $50.0 million payment from Amgen expected in the fourth quarter in connection with the Supply, Dedicated Suite and Manufacturing Guarantee Agreement entered on October 29, 2010.
     For the nine months ended September 30, 2009, cash used in operations totaled $90.5 million and included $4.7 million for employee bonus payments related to services performed in 2008, $7.0 million for interest payments on our convertible subordinated notes, $2.7 million for severance payments, and $76.1 million of other net operating cash uses.
Cash flows from investing activities
     We purchased $22.2 million and $10.8 million of property and equipment in the nine months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010, cash paid for leasehold improvements and equipment for the Mission Bay Facility totaled approximately $14.0 million; we expect to spend an additional $9.0 million on the Mission Bay Facility in the fourth quarter of 2010. During the nine months ended September 30, 2009, we paid $4.4 million of previously expensed transaction costs related to the sale of certain assets related to our pulmonary business, associated technology and intellectual property to Novartis, which was completed on December 31, 2008.
Cash flows from financing activities
     We received $7.1 million and $3.8 million, respectively, from issuances of common stock to employees during the nine months ended September 30, 2010 and 2009, resulting in net cash provided by financing activities.

Contractual Obligations
     There were no material changes during the three months ended September 30, 2010 to the summary of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2009.
Off-Balance Sheet Arrangements
We do not utilize off-balance sheet financing arrangements as a source of liquidity or financing.
New Accounting Standards Not Yet Adopted
FASB Accounting Standards Update 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements
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
FASB ASU 2010-17, Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition
     In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” FASB ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010 — 17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date. We do not expect this ASU will have a material impact on our financial position or results of operations when we adopt it on January 1, 2011.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Our market risks at September 30, 2010 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2009 on file with the Securities and Exchange Commission.
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
Changes in Internal Control Over Financial Reporting
     We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. However, there was no change in our internal control over financial reporting that occurred in the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     None.

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
Risks Related to Our Business
Drug development is an inherently uncertain process with a high risk of failure at every stage of development.
     We have a number of proprietary product candidates and partnered product candidates in research and development ranging from the early discovery research phase through preclinical testing and clinical trials. Preclinical testing and clinical trials are long, expensive and highly uncertain processes. It will take us, or our collaborative partners, several years to complete clinical trials. Drug development is an uncertain scientific and medical endeavor and failure can unexpectedly occur at any stage of clinical development even after early preclinical or mid-stage clinical results suggest that the drug candidate has potential as a new therapy that may benefit patients and that health authority approval would be anticipated. Typically, there is a high rate of attrition for product candidates in preclinical and clinical trials due to scientific feasibility, safety, efficacy, changing standards of medical care and other variables. We or our partners have a number of important product candidates in mid- to late-stage development such as Bayer’s Amikacin Inhale, Oral NKTR-118 (oral PEGylated naloxol) and NKTR-119 which we partnered with AstraZeneca, and NKTR-102 (PEGylated irinotecan). We also have an ongoing Phase 1 clinical trial for NKTR-105 (PEGylated docetaxel) for patients with refractory solid tumors. Any one of these trials could fail at any time as clinical development of drug candidates presents numerous unpredictable risks and is very uncertain at all times prior to regulatory approval by one or more health authorities in major markets.
Even with success in preclinical testing and clinical trials, the risk of clinical failure remains high prior to regulatory approval.
     A number of companies in the pharmaceutical and biotechnology industries have suffered significant unforeseen setbacks in later stage clinical trials (i.e., Phase 2 or Phase 3 trials) due to factors such as inconclusive efficacy results and adverse medical events, even after achieving positive results in earlier trials that were satisfactory both to them and to reviewing regulatory agencies. Although we announced positive Phase 2 clinical results for Oral NKTR-118 (oral PEGylated naloxol) in 2009, there are still substantial risks and uncertainties associated with the future commencement and outcome of a Phase 3 clinical trial and the regulatory review process even following our partnership with AstraZeneca. While NKTR-102 (PEGylated irinotecan) continues in Phase 2 clinical development for multiple cancer indications, it is possible this product candidate could fail in one or all of the cancer indications in which it is currently being studied due to efficacy, safety or other commercial or regulatory factors. In 2010, we announced preliminary positive results from our Phase 2 trial for NKTR-102 in ovarian cancer. These results were based on preliminary data only and such results could change based on final data gathering and analysis review procedures. In addition, the preliminary results from the NKTR-102 clinical study for ovarian cancer is not necessarily indicative or predictive of the future results from the completed ovarian cancer trial or the other cancer indications for which we are studying NKTR-102. Further, we have expanded the NKTR-102 Phase 2 study in women with platinum-resistant/refractory ovarian cancer and this expansion will necessarily change the final efficacy (e.g. overall response rates, progression-free survival, overall survival etc.) and safety (i.e. frequency of serious adverse events) results and, as such, the final results in this study remain subject to substantial change and could be materially and adversely different from previously announced results. There remains a significant uncertainty as to the success or failure of NKTR-102 and whether this drug candidate will eventually receive regulatory approval or be a commercial success even if approved by one or more health authorities in any of the cancer indications for which it is being studied. The risk of failure is increased for our product candidates that are based on new technologies, such as the application of our advanced polymer conjugate technology to small molecules, including Oral NKTR-118, Oral NKTR-119, NKTR-102, NKTR-105 and other drug candidates currently in the discovery research or preclinical development phases. If our PEGylation and advanced polymer conjugate technologies fail to generate new drug candidates with positive clinical trial results and approved drugs, our business, results of operations, and financial condition would be materially harmed.

If we are unable to establish and maintain collaboration partnerships on attractive commercial terms, our business, results of operations and financial condition could suffer.
     We intend to continue to seek partnerships with pharmaceutical and biotechnology partners to fund a portion of our research and development expenses and develop and commercialize our product candidates, including NKTR-102. In September 2009, we entered into a license agreement with AstraZeneca for NKTR-118 and NKTR-119 which included an upfront payment of $125.0 million. The completion of the AstraZeneca transaction was critical to our financial results and financial condition for the year ended December 31, 2009. We intend to explore a variety of transaction structures for a collaboration partner for NKTR-102. Whether we ultimately enter into a collaboration agreement for NKTR-102 will depend on the partnership and other opportunities that may be available to us. Our ability to successfully conclude a collaboration partnership for NKTR-102 on commercially favorable terms, or at all, will have a significant impact on our business and financial position. The timing of new collaboration partnerships is difficult to predict due to availability of clinical data, the number of potential partners that need to complete due diligence and approval processes, the definitive agreement negotiation process and numerous other unpredictable factors that can delay, impede or prevent significant transactions. If we are unable to find suitable partners or to negotiate collaborative arrangements with favorable commercial terms with respect to our existing and future product candidates or the licensing of our technology, or if any arrangements we negotiate, or have negotiated, are terminated, our business, results of operations and financial condition could suffer.
We may not be able to obtain intellectual property licenses related to the development of our technology on a commercially reasonable basis, if at all.
     Numerous pending and issued U.S. and foreign patent rights and other proprietary rights owned by third parties relate to pharmaceutical compositions, medical devices and equipment and methods for preparation, packaging and delivery of pharmaceutical compositions. We cannot predict with any certainty which, if any, patent references will be considered relevant to our or our collaborative partners’ technology or drug candidates by authorities in the various jurisdictions where such rights exist, nor can we predict with certainty which, if any, of these rights will or may be asserted against us by third parties. In certain cases, we have existing licenses or cross-licenses with third parties, however the scope and adequacy of these licenses is very uncertain and can change substantially during long development and commercialization cycles for biotechnology and pharmaceutical products. There can be no assurance that we can obtain a license to any technology that we determine we need on reasonable terms, if at all, or that we could develop or otherwise obtain alternate technology. If we are required to enter into a license with a third party, our potential economic benefit for the products subject to the license will be diminished. The failure to obtain licenses on commercially reasonable terms, or at all, if needed, would have a material adverse effect on us.
If any of our pending patent applications do not issue, or are deemed invalid following issuance, we may lose valuable intellectual property protection.
     The patent positions of pharmaceutical, medical device and biotechnology companies, such as ours, are uncertain and involve complex legal and factual issues. We own greater than 100 U.S. and 380 foreign patents and a number of pending patent applications that cover various aspects of our technologies. We have filed patent applications, and plan to file additional patent applications, covering various aspects of our PEGylation and advanced polymer conjugate technologies and our proprietary product candidates. There can be no assurance that patents that have issued will be valid and enforceable or that patents for which we apply will issue with broad coverage, if at all. The coverage claimed in a patent application can be significantly reduced before the patent is issued and, as a consequence, our patent applications may result in patents with narrow coverage. Since publication of discoveries in scientific or patent literature often lags behind the date of such discoveries, we cannot be certain that we were the first inventor of inventions covered by our patents or patent applications. As part of the patent application process, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office, which could result in substantial cost to us, even if the eventual outcome is favorable. Further, an issued patent may undergo further proceedings to limit its scope so as not to provide meaningful protection and any claims that have issued, or that eventually issue, may be circumvented or otherwise invalidated. Any attempt to enforce our patents or patent application rights could be time consuming and costly. An adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from or to third parties or require us to cease using the technology in dispute. Even if a patent is issued and enforceable, because development and commercialization of pharmaceutical products can be subject to substantial delays, patents may expire early and provide only a short period of protection, if any, following commercialization of related products.

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
     If we are not able to scale-up manufacturing to meet the drug quantities required to support large clinical trials or commercial manufacturing in a timely manner or at a commercially reasonable cost, we risk delaying our clinical trials or those of our partners and may breach contractual obligations and incur associated damages and costs, and reduce or even eliminate associated revenues. In some cases, we may subcontract manufacturing or other services. Pharmaceutical manufacturing involves significant risks and uncertainties related to the demonstration of adequate stability, sufficient purification of the drug substance and drug product, the identification and elimination of impurities, optimal formulations, process validation, and challenges in controlling for all of these factors during manufacturing scale-up for large clinical trials and commercial manufacturing and supply. In addition, we have faced and may in the future face significant difficulties, delays and unexpected expenses as we validate third party contract manufacturers required for scale-up to clinical or commercial quantities. Failure to manufacture products in quantities or at costs that are commercially feasible could cause us not to meet our supply requirements, contractual obligations or other requirements for our proprietary product candidates and, as a result, would significantly harm our business, results of operations and financial condition.
     For instance, we entered a service agreement with Novartis pursuant to which we subcontract to Novartis certain important services to be performed in relation to our partnered program for Amikacin Inhale with Bayer Healthcare LLC. If our subcontractors do not dedicate adequate resources to our programs, we risk breach of our obligations to our partners. Building and validating large scale clinical or commercial-scale manufacturing facilities and processes, recruiting and training qualified personnel and obtaining necessary regulatory approvals is complex, expensive and time consuming. In the past we have encountered challenges in scaling up manufacturing to meet the requirements of large scale clinical trials without making modifications to the drug formulation, which may cause significant delays in clinical development. Further, our drug and device combination products, such as BAY41-6551 and the Cipro Inhale program, require significant device design, formulation development work and manufacturing scale-up activities. Further, we have experienced delays in starting the Phase 3 clinical development program for Amikacin Inhale as we work to finalize the device design with a demonstrated capability to be manufactured at commercial scale. This work is ongoing. Drug/device combination products are particularly complex, expensive and time-consuming to develop due to the number of variables involved in the final product design, including ease of patient/doctor use, maintenance of clinical efficacy, reliability and cost of manufacturing, regulatory approval requirements and standards and other important factors. There continues to be substantial and unpredictable risk and uncertainty related to manufacturing and supply until such time as the commercial supply chain is validated and proven.
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
     On September 20, 2009, we entered into a worldwide exclusive license agreement with AstraZeneca for the further development and commercialization of NKTR-118 and NKTR-119. In addition, we have also entered into complex commercial agreements with Novartis in connection with the sale of certain assets related to our pulmonary business, associated technology and intellectual property to Novartis (the Novartis Pulmonary Asset Sale), which was completed on December 31, 2008. Our agreements with AstraZeneca and Novartis contain complex representations and warranties, covenants and indemnification obligations that could result in substantial future liability and harm our financial condition if we breach any of our agreements with AstraZeneca or Novartis or any third party agreements impacted by these complex transactions. As part of the Novartis Pulmonary Asset Sale, we entered an exclusive license agreement with Novartis Pharma pursuant to which Novartis Pharma grants back to us an exclusive, irrevocable, perpetual, royalty-free and worldwide license under certain specific patent rights and other related intellectual property rights necessary for us to satisfy certain continuing contractual obligations to third parties, including in connection with development, manufacture, sale and commercialization activities related to our partnered program for BAY41-6551 with Bayer Healthcare LLC. We also entered into a service agreement pursuant to which we have subcontracted to Novartis certain services to be performed related to our partner program for Amikacin Inhale.
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
     For the three and nine months ended September 30, 2010, we reported a net loss of $8.7 million and $15.4 million, respectively. If and when we achieve profitability depends upon a number of factors, including the timing and recognition of milestone payments and royalties received, the timing of revenue under our collaboration agreements, the amount of investments we make in our proprietary product candidates and the regulatory approval and market success of our product candidates. We may not be able to achieve and sustain profitability.
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
     As of September 30, 2010, we had cash, cash equivalents, and short-term investments in marketable securities valued at approximately $303.3 million and approximately $240.0 million of indebtedness, including approximately $215.0 million in convertible subordinated notes due September 2012, $19.2 million in capital lease obligations, and $5.8 million of other liabilities.
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
     There can be no assurance that we or our partners will successfully develop, obtain regulatory approvals for and commercialize next-generation or new products that will successfully compete with those of our competitors. Many of our competitors have greater financial, research and development, marketing and sales, manufacturing and managerial capabilities. We face competition from these companies not just in product development but also in areas such as recruiting employees, acquiring technologies that might enhance our ability to commercialize products, establishing relationships with certain research and academic institutions, enrolling patients in clinical trials and seeking program partnerships and collaborations with larger pharmaceutical companies. As a result, our competitors may succeed in developing competing technologies, obtaining regulatory approval or gaining market acceptance for products before we do. These developments could make our products or technologies uncompetitive or obsolete.
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
     Our stock price is volatile. During the quarter ended September 30, 2010, based on closing bid prices on the NASDAQ Global Select Market, our stock price ranged from $11.60 to $15.21 per share. We expect our stock price to remain volatile. In addition, as our convertible senior notes are convertible into shares of our common stock, volatility or depressed prices of our common stock could have a similar effect on the trading price of our notes. Also, interest rate fluctuations can affect the price of our convertible senior notes. A variety of factors may have a significant effect on the market price of our common stock or notes, including:
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None, including no purchases of any class of our equity securities by us or any affiliate pursuant to any publicly announced repurchase plan in the three months ended September 30, 2010.
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

Date: November 4, 2010
By:	/s/ Jillian B. Thomsen
Jillian B. Thomsen
Senior Vice President and Chief Accounting Officer

Date: November 4, 2010

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