Form 10-K
period 2010-12-31
NEKTAR THERAPEUTICS
filed 2011-03-01
CIK 906709

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2010
or
☐	TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to

Commission File Number: 0-24006

NEKTAR THERAPEUTICS
(Exact name of registrant as specified in its charter)

Delaware	94-3134940
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

455 Mission Bay Boulevard South
San Francisco, California 94158
(Address of principal executive offices and zip code)

415-482-5300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.0001 par value	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days)  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)  Yes ☐     No ☑

The approximate aggregate market value of voting stock held by non-affiliates of the registrant, based upon the last sale price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2010 (based upon the closing sale price of the registrant’s common stock listed as reported on the NASDAQ Global Select Market), was approximately $1,134,446,342. This calculation excludes approximately 375,281 shares held by directors and executive officers of the registrant. Exclusion of these shares does not constitute a determination that each such person is an affiliate of the registrant.

As of February 25, 2011, the number of outstanding shares of the registrant’s common stock was 113,753,566.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive Proxy Statement to be filed for its 2011 Annual Meeting of Stockholders are incorporated by reference into Part III hereof. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

NEKTAR THERAPEUTICS

2010 ANNUAL REPORT ON FORM 10-K

Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of this annual report on Form 10-K, including any projections of earnings, revenue or other financial items, any statements of the plans and objectives of management for future operations (including, but not limited to, pre-clinical development, clinical trials and manufacturing), any statements concerning proposed drug candidates or other new products or services, any statements regarding future economic conditions or performance, any statements regarding the success of our collaboration arrangements, any statements regarding our plans and objectives to initiate Phase 3 clinical trials, and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, such expectations or any of the forward-looking statements may prove to be incorrect and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, but not limited to, the risk factors set forth in Part I, Item 1A “Risk Factors” below and for the reasons described elsewhere in this annual report on Form 10-K. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof and we do not intend to update any forward-looking statements except as required by law or applicable regulations. Except where the context otherwise requires, in this annual report on Form 10-K, the “Company,” “Nektar,” “we,” “us,” and “our” refer to Nektar Therapeutics, a Delaware corporation, and, where appropriate, its subsidiaries.

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

We are a clinical-stage biopharmaceutical company developing a pipeline of drug candidates that utilize our PEGylation and advanced polymer conjugate technology platforms, which are designed to improve the benefits of drugs for patients. Our current proprietary product pipeline is comprised of drug candidates across a number of therapeutic areas including oncology, pain, anti-infectives, anti-viral and immunology. Our research and development activities involve small molecule drugs, peptides and other potential biologic drug candidates. We create our innovative drug candidates by using our proprietary advanced polymer conjugate technologies and expertise to modify the chemical structure of drugs to create new molecular entities. Polymer chemistry is a science focused on the synthesis or bonding of polymer architectures with drug molecules to alter the properties of the molecule when it is bonded with polymers. Additionally, we may utilize established pharmacologic targets to engineer a new drug candidate relying on a combination of the known properties of these targets and our proprietary polymer chemistry technology and expertise. Our drug candidates are designed to improve the pharmacokinetics, pharmacodynamics, half-life, bioavailability, metabolism or distribution of drugs and improve the overall benefits and use of a drug for the patient. Our objective is to apply our advanced polymer conjugate technology platform to create new drugs in multiple therapeutic areas.

Each of our drug candidates is a proprietary new chemical or biological entity that addresses large potential markets. We are developing drug candidates that can be delivered by either oral or subcutaneous administration. Our most advanced proprietary product candidate, NKTR-118 (oral PEG-naloxol), is a peripheral opioid antagonist that is currently being evaluated for the treatment of opioid-induced constipation. In September 2009, we entered into a license agreement with AstraZeneca AB for the global development and commercialization of NKTR-118 and NKTR-119. NKTR-119 is an early stage research and development program that is designed to combine various opioids with NKTR-118.

Our other lead drug candidate, NKTR-102, a topoisomerase I inhibitor-polymer conjugate, is currently being evaluated in three separate Phase 2 clinical trials for ovarian, breast and colorectal cancers. In June 2010, we announced that we expanded the Phase 2 clinical study by 50 patients in platinum resistant/refractory ovarian cancer to evaluate NKTR-102 in a subset of women who had progressed after prior treatment with Doxil. On March 1, 2011, we announced that we intended to further expand this Phase 2 clinical study by up to an additional 60 patients. The Phase 2 clinical study for NTKR-102 in metastatic breast cancer is fully enrolled and is expected to be completed in 2011. The Phase 2 clinical trial in colorectal cancer is still enrolling patients. In December 2010, we announced that we would advance NKTR-102 into Phase 3 development in metastatic breast cancer and we are also exploring various Phase 3 clinical trial alternatives for NKTR-102 in platinum resistant/refractory ovarian cancer. We are also currently conducting a Phase 1 clinical trial for NKTR-105 (PEGylated docetaxel) for patients with refractory solid tumors. In addition, we have a number of early stage programs in research and preclinical development.

We have a number of license, manufacturing and supply agreements for our technology with leading biotechnology and pharmaceutical companies, including Affymax, Amgen, Baxter, Roche, Merck (through its acquisition of Schering Plough), Pfizer and UCB Pharma. A total of seven products using our PEGylation technology platform have received regulatory approval in the U.S. or Europe, and are currently marketed by our collaboration partners. There are also a number of other products in clinical development that incorporate our advanced PEGylation and advanced polymer conjugate technology platforms.

We have a collaboration with Bayer Healthcare LLC to develop BAY41-6551 (NKTR-061, Amikacin Inhale), which is an inhaled solution of amikacin, an aminoglycoside antibiotic. We originally developed the liquid aerosol inhalation platform and product and entered into a collaboration agreement with Bayer Healthcare LLC in August 2007 for its further development and commercialization. BAY41-6551 completed Phase 2 development and we and Bayer are currently preparing for the start of a Phase 3 clinical study. Bayer and Nektar have been working together to prepare for the pivotal studies of BAY41-6551 following the consummation of the collaboration in August 2007. The program is behind schedule. The reason for this is that Bayer and Nektar decided to finalize the design of the device for commercial manufacturing prior to initiating Phase 3 clinical development with the objective of commencing Phase 3 clinical trials as soon as possible following completion of this work.

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

Corporate Information

We were incorporated in California in 1990 and reincorporated in Delaware in 1998. We maintain our executive offices at 455 Mission Bay Boulevard South, San Francisco, California 94158, and our main telephone number is (415) 482-5300. Our website is located at www.nektar.com. The information contained in, or that can be accessed through, our website is not part of, and is not incorporated in, this Annual Report.

Our Technology Platform

With our expertise as a leader in the PEGylation field, we have advanced our technology platform to include first-generation PEGylation as well as new advanced polymer conjugate chemistries that can be tailored in very specific and customized ways with the objective of optimizing and significantly improving the profile of a wide range of molecules including many classes of drugs useful in many disease areas. PEGylation has been a highly effective technology platform for the development of therapeutics with significant commercial success, such as Roche’s PEGASYS® (PEG-interferon alfa-2a) and Amgen’s Neulasta® (pegfilgrastim). The majority of PEGylated drugs approved over the last fourteen years were enabled with our PEGylation technology through our collaborations and licensing partnerships with a number of pharmaceutical companies. PEGylation is a versatile technology since PEG (polyethylene glycol) is a water soluble, amphiphilic, non-toxic, non-immunogenic compound that is safely cleared from the body. Its primary use to date has been in currently approved biologic drugs to favorably alter their pharmacokinetic or pharmacodynamic properties. However, in spite of its widespread success in commercial drugs, there are limitations with the first-generation PEGylation approaches used with biologics. Earlier PEGylation approaches were limited, in that they could not be used successfully to improve small molecule drugs, antibody fragments and peptides, all of which could potentially benefit from the application of the technology. Other limitations of the early approaches of PEGylation technology include resulting sub-optimal bioavailability and bioactivity, and its limited ability to be used to fine-tune properties of the drug, as well as its inability to be used to create oral drugs.

With our expertise and proprietary technology in PEGylation, we have created the next generation of PEGylation technology. Our advanced polymer conjugate technology platform is designed to overcome the limitations of the first generation of the technology platform and allow the platform to be utilized with a broader range of molecules across many therapeutic areas.

Both our PEGylation and advanced polymer conjugate technology platforms have the potential to offer one or more of the following benefits:

•	improve efficacy or safety in certain instances as a result of better pharmacokinetics, pharmacodynamics, longer half-life and sustained exposure of the drug;

•	improve targeting or binding affinity of a drug to its target receptors with the potential to improve efficacy and reduce toxicity or drug resistance;

•	improve solubility of a drug;

•	enable oral administration of parenterally-administered drugs, or drugs that must be administered intravenously or subcutaneously, and increase oral bioavailability of small molecules;

•	prevent drugs from crossing the blood-brain barrier, or reduce their rate of passage into the brain, limiting undesirable central nervous system effects;

•	reduce first-pass metabolism effects of certain drug classes with the potential to improve efficacy, which could reduce the need for other medicines and reduce toxicity;

•	reduce the rates of drug absorption and of elimination or metabolism by improving stability of the drug in the body and providing it with more time to act on its target; and

•	reduce immune response to certain macromolecules with the potential to prolong their effectiveness with repeated doses.

We have a broad range of approaches that we may use when designing our own drug candidates, some of which are outlined below:

Small Molecule Stable Polymer Conjugates

Our customized approaches for small molecule polymer conjugates allows for the fine-tuning of the physicochemical and pharmacological properties of small molecule oral drugs to potentially increase their therapeutic benefit. In addition, this approach can enable oral administration of subcutaneously or intravenously delivered small molecule drugs that havelow bioavailability when delivered orally. The benefits of this approach can also include: improved potency, increased oral bioavailability, modified biodistribution with enhanced pharmacodynamics, and reduced transport across specific membrane barriers in the body, such as the blood-brain barrier. A primary example of the application of membrane transport inhibition, specifically reducing transport across the blood-brain barrier is NKTR-118 (oral PEG-naloxol), a novel peripheral opioid antagonist that completed Phase 2 clinical development in 2009. An example of a drug candidate that uses this approach to avoid first-pass metabolism is NKTR-140, a protease inhibitor in the early stages of discovery research.

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

Based on our knowledge of the technology and biologics, our scientists have designed a novel hydrolyzable linker that can be used to optimize the bioactivity of a peptide. Through rational drug design and the use of our approach, a peptide’s pharmacokinetics and pharmacodynamics can be substantially improved and its half-life can be significantly extended. The approach can also be used with proteins and larger molecules.

Antibody Fragment Polymer Conjugates

This approach uses a large molecular weight polyethylene glycol (PEG) conjugated to antibody fragments in order to potentially improve their toxicity profile, extend their half-life and allow for ease of synthesis with the antibody. The specially designed PEG replaces the function of the Fc domain of full length antibodies with a branched architecture PEG with either stable or degradable linkage. This approach can be used to reduce antigenicity, reduce glomerular filtration rate, enhance uptake by inflamed tissues, and retain antigen-binding affinity and recognition. There is currently one approved product on the market that utilizes our technology with an antibody fragment, CIMZIA® (certoluzimab pegol), which was developed by our partner UCB Pharma and is approved for the treatment of Crohn’s Disease in the U.S. and Rheumatoid Arthritis in the U.S. and Europe.

Our Strategy

The key elements of our business strategy are described below:

Advance Our Internal Clinical Pipeline of Drug Candidates that Leverage Our PEGylation and Advanced Polymer Conjugate Chemistry Platform

Our objective is to create value by advancing our lead drug candidates through various stages of clinical development. To support this strategy, over the past three years we have significantly expanded and added expertise to our internal clinical development and regulatory departments. A key component of our development strategy is to potentially reduce the risks and time associated with drug development by capitalizing on the known safety and efficacy of approved drugs as well as established pharmacologic targets and drugs directed to those targets. For many of our novel drug candidates, we may seek approval in indications for which the parent drugs have not been studied or approved. We believe that the improved characteristics of our drug candidates will provide meaningful benefit to patients compared to the existing therapies, and allow for approval to provide new treatments for patients for which the parent drugs are not currently approved.

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

Enter into Strategic and High-Value Partnerships to Bring Certain of Our Drug Candidates to Market

We decide on a product-by-product basis whether to continue development into Phase 3 pivotal clinical trials and commercialize products on our own, or seek a partner, or pursue a combination of these approaches. For example, in December 2010, we decided that we would move NKTR-102 into Phase 3 development prior to completing a collaboration for this drug candidate. When we determine to seek a partner, our strategy is to enter into collaborations with leading pharmaceutical and biotechnology companies to fund further clinical development, manage the global regulatory filing process, and market and sell drugs in one or more geographies. The options for future collaboration arrangements range from comprehensive licensing and commercialization arrangements to co-promotion and co-development agreements with the structure of the collaboration depending on factors such as the cost and complexity of development, marketing and commercialization needs, therapeutic area and geographic capabilities.

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

Nektar Proprietary Internal Drug Candidates in Clinical Development

The following table summarizes our proprietary product candidate pipeline and Nektar-discovered drug candidates that are being developed by us or in partnerships with pharmaceutical companies. The table includes the type of molecule or drug, the target indications for the product or product candidate, and the clinical trial status of the program.

Drug Candidate/Program	Target Indications	Status(1)

NKTR-118 (oral PEG-naloxol)	Opioid-induced constipation	Completed Phase 2 (Partnered with AstraZeneca AB)
BAY41-6551 (Amikacin Inhale, formerly NKTR-061)	Gram-negative pneumonias	Completed Phase 2 (Partnered with Bayer Healthcare LLC)*
NKTR-102 (topoisomerase I inhibitor-polymer conjugate)	Metastatic breast cancer	Phase 2
NKTR-102	Platinum-resistant/refractory ovarian cancer	Phase 2
NKTR-102	Second-line colorectal cancer in patients with the KRAS gene mutation	Phase 2
NKTR-105 (PEGylated docetaxel)	Solid tumors	Phase 1
NKTR-119 (Opioid/NKTR-118 combinations)	Pain	Research/Preclinical (Partnered with AstraZeneca AB)
NKTR-181 (abuse deterrent, tamper-resistant opioid)	Pain	Research/Preclinical
NKTR-194 (non-scheduled opioid)	Mild to moderate pain	Research/Preclinical
NKTR-171 (tricyclic antidepressant)	Neuropathic pain	Research/Preclinical
NKTR-140 (protease inhibitor candidate)	HIV	Research/Preclinical

(1)	Status definitions are:

Phase 3 or Pivotal — product in large-scale clinical trials conducted to obtain regulatory approval to market and sell the drug (these trials are typically initiated following encouraging Phase 2 trial results).

Phase 2 — product in clinical trials to establish dosing and efficacy in patients.

Phase 1 — product in clinical trials, typically in healthy subjects, to test safety. In the case of oncology drug candidates, Phase 1 clinical trials are typically conducted in cancer patients.

Research/Preclinical — product is being studied in research by way of in-vitro studies and/or animal studies.

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

	Primary or Target	Drug
Drug	Indications	Marketer/Partner	Status(1)

Neulasta® (pegfilgrastim)	Neutropenia	Amgen Inc.	Approved
PEGASYS® (peginterferon alfa-2a)	Hepatitis-C	F. Hoffmann-La Roche Ltd	Approved
Somavert® (pegvisomant)	Acromegaly	Pfizer Inc.	Approved
PEG-INTRON® (peginterferon alfa-2b)	Hepatitis-C	Merck (formerly Schering-Plough Corporation)	Approved
Macugen® (pegaptanib sodium injection)	Age-related macular degeneration	Eyetech, Inc.	Approved
CIMZIA® (certolizumab pegol)	Crohn’s disease	UCB Pharma	Approved in U.S. and Switzerland
MIRCERA® (C.E.R.A.) (Continuous Erythropoietin Receptor Activator)	Anemia associated with chronic kidney disease in patients on dialysis and patients not on dialysis	F. Hoffmann-La Roche Ltd	Approved in U.S. and EU (Launched only in the EU)*
CIMZIA® (certolizumab pegol)	Rheumatoid arthritis	UCB Pharma	Approved in U.S. and EU
Hematidetm (synthetic peptide-based, erythropoiesis- stimulating agent)	Anemia	Affymax, Inc.	Phase 3
Levadextm	Migraine	MAP Pharmaceuticals	Phase 3
Cipro Inhale	Cystic fibrosis lung infections	Bayer Schering Pharma AG	Phase 2**
CIMZIA® (certoluzimab pegol)	Psoriasis	UCB Pharma	Phase 2
BAX-855 (pegylated rFVIII)	Hemophilia A	Baxter	Research/Preclinical
Longer-acting blood clotting proteins	Hemophilia	Baxter	Research/Preclinical

(1)	Status definitions are:

Approved — regulatory approval to market and sell product obtained in the U.S., EU and other countries.

Filed — products for which a New Drug Application (NDA) or Biologics License Application (BLA) has been filed.

Phase 3 or Pivotal — product in large-scale clinical trials conducted to obtain regulatory approval to market and sell the drug (these trials are typically initiated following encouraging Phase 2 trial results).

Phase 2 — product in clinical trials to establish dosing and efficacy in patients.

Phase 1 — product in clinical trials, typically in healthy subjects, to test safety.

Research/Preclinical — product is being studied in research by way of vitro studies and/or animal studies

*	Amgen Inc. prevailed in a patent lawsuit against F. Hoffmann-La Roche Ltd and as a result of this legal ruling Roche is currently prevented from marketing MIRCERA® in the U.S until July 2014.

**	This product candidate was developed using our proprietary pulmonary delivery technology that was transferred to Novartis in an asset sale transaction that closed on December 31, 2008. As part of the transaction, Novartis assumed our rights and obligations for our Cipro Inhale agreements with Bayer Schering Pharma AG; however, we maintained the rights to receive certain royalties on commercial sales of Cipro Inhale if the product candidate is approved.

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

Overview of Selected Nektar Proprietary Drug Development Programs and Significant Partnered Drug Development Programs

NKTR-118 and NKTR-119, License Agreement with AstraZeneca AB

In September 2009, we entered into a global license agreement with AstraZeneca AB pursuant to which we granted AstraZeneca a worldwide, exclusive, perpetual, royalty-bearing license under our patents and other intellectual property to develop, market and sell NKTR-118 and NKTR-119. Under the terms of this agreement, AstraZeneca made a license payment to us of $125.0 million and AstraZeneca has responsibility for all activities and bear all costs associated with research, development and commercialization for NKTR-118 and NKTR-119. For NKTR-118 and NKTR-119, we are eligible to receive significant development milestones and significant sales milestones if the products achieve certain annual commercial sales levels. For both NKTR-118 and NKTR-119, we are also entitled to significant double-digit royalty payments, varying by country of sale and annual net sales. Our right to receive royalties (subject to certain adjustments) in any particular country will expire upon the later of (a) specified period of time after the first commercial sale of the product in that country or (b) the expiration of patent rights in that particular country.

NKTR-118 (oral PEG-naloxol), which combines our stable polymer conjugate technology with naloxol, a derivative of the opioid-antagonist drug naloxone, completed Phase 2 development in 2009. NKTR-118 is designed for the treatment of opioid-induced constipation or opioid bowel dysfunction. Results from the Phase 2 clinical study were presented in October 2009 at an oral plenary session of the American College of Gastroenterology 2009 Annual Clinical Meeting. The data presented from the Phase 2 study showed that NKTR-118 achieved the primary endpoint of change from baseline in spontaneous bowel movements in patients taking opiates. The study also showed there was no apparent reversal of opioid-mediated analgesia with any of the NKTR-118 dose groups, as measured by no change in Numeric Rating Scale (NRS) pain scores and no increase in mean daily opiate use. The most commonly reported side effects from this Phase 2 clinical study of NKTR-118 were dose dependent gastrointestinal-related effects. AstraZeneca has informed us that they intend to start the Phase 3 clinical study for NKTR-118 in the first quarter of 2011.

NKTR-119 is an early stage drug development program that is intended to combine NKTR-118 with selected opioids, with the goal of treating pain without the side effect of constipation traditionally associated with opioid therapy. AstraZeneca has agreed to use commercially reasonable efforts to develop one product based on NKTR-119 and has the right to develop multiple products based on NKTR-119.

According to the American Pain Society and IMS Health, over 200 million opioid prescriptions are filled in the U.S. annually with annual worldwide sales of opioids exceeding $10 billion. Depending on the population studied and the definitions used, constipation occurs in up to 90% of patients taking opioids. Currently, there are no specific oral drugs approved or specifically indicated to treat opioid induced constipation or opioid bowel dysfunction.

BAY41-6551 (Amikacin Inhale, formerly NKTR-061), Agreement with Bayer Healthcare LLC

In August 2007, we entered into a co-development, license and co-promotion agreement with Bayer Healthcare LLC (Bayer) to develop a specially-formulated Amikacin (BAY41-6551, Amikacin Inhale, formerly

NKTR-061). Under the terms of the agreement, Bayer is responsible for most future clinical development and commercialization costs, all activities to support worldwide regulatory filings, approvals and related activities, further development of formulated Amikacin and final product packaging for BAY41-6551. We are responsible for all future development of the nebulizer device used in BAY41-6551 through the completion of Phase 3 clinical trials and for clinical and commercial manufacturing and supply of the nebulizer device. We have engaged third party contract manufacturers to perform our device manufacturing obligations for this program. Under the terms of the agreement, we are entitled to development and sales milestone payments upon achievement of certain annual sales targets. We are also entitled to royalties based on annual worldwide net sales of BAY41-6551. Our right to receive these royalties in any particular country will expire upon the later of ten years after the first commercial sale of the product in that country or the expiration of certain patent rights in that particular country, subject to certain exceptions. The agreement expires in relation to a particular country upon the expiration of all royalty and payment obligations between the parties related to such country. Subject to termination fee payment obligations, Bayer also has the right to terminate the agreement for convenience. In addition, the agreement may also be terminated by either party for certain product safety concerns, the product’s failure to meet certain minimum commercial profile requirements or uncured material breaches by the other party. For certain Bayer terminations, we may have reimbursement obligations to Bayer.

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

Bayer and Nektar have been working together to prepare for the pivotal studies of BAY41-6551 following the consummation of the collaboration in August 2007. The program is behind schedule. The reason for this is that Bayer and Nektar decided to finalize the design of the device for commercial manufacturing prior to initiating Phase 3 clinical development with the objective of commencing Phase 3 clinical trials as soon as possible following completion of this work. Please refer to Item 1A, Risk Factors, “If we or our partners are not able to manufacture drugs or drug substances in quantities and at costs that are commercially feasible, we may fail to meet our contractual obligations or our proprietary and partnered product candidates may experience clinical delays or constrained commercial supply which could significantly harm our business.”

NKTR-102 (topoisomerase I inhibitor-polymer conjugate)

We are developing NKTR-102, a novel topoisomerase I inhibitor-polymer conjugate that was designed using our advanced polymer conjugate technology platform. This product candidate is currently in Phase 2 clinical development in multiple cancer indications including breast, ovarian, and colorectal. By applying our proprietary pro-drug polymer conjugate technology to irinotecan, NKTR-102 has the potential to be a more effective and tolerable anti-tumor agent. Irinotecan, also known as Camptosar®, is a topoisomerase I inhibitor used for the treatment of solid tumors. Using a proprietary approach that directly conjugates the drug to a multi-arm polymer architecture to create a new molecular entity, NKTR-102 has a unique pharmacokinetic and pharmacodynamic profile that has demonstrated anti-tumor activity in patients in clinical trials conducted to date by us.

The NKTR-102 Phase 2 study in metastatic breast cancer patients is an open label, randomized, study evaluating two treatment schedules of single-agent NKTR-102 (145 mg/m2 every 14 days or every 21 days). Patients enrolled in the study included those with metastatic breast cancer with prior taxane therapy. The study’s primary endpoint is objective response rate (ORR) per RECIST 1.0 (standard criteria measuring tumor response) with certain secondary endpoints including safety, as well as progression-free survival and overall survival. The study was fully enrolled as of April 2010; however there are patients who continue to be monitored in the Phase 2 trial and therefore we do not expect to have final results until late 2011 or later depending upon patient outcomes.

We have begun the planning of a comparative Phase 3 clinical study for single-agent NKTR-102 in metastatic breast cancer patients and plan to start this study in late 2011.

Breast cancer is a significant health problem for women worldwide. The American Cancer Society estimated that about 207,090 new cases of invasive breast cancer were diagnosed and nearly 39,840 women died of breast cancer in the United States in 2010. Breast cancer is the most common cancer among women in the United States, other than skin cancer. It is the second leading cause of cancer death in women, after lung cancer. Worldwide, about 1.3 million new cases of breast cancer are diagnosed annually.

The NKTR-102 Phase 2 study in women with platinum-resistant/refractory ovarian cancer is an open label, randomized, study evaluating two treatment schedules of single-agent NKTR-102 (145 mg/m2 every 14 days or every 21 days). Each schedule originally followed a two-stage Simon design and a total of 71 patients were initially enrolled and dosed. Median lines of prior therapy for women enrolled into the original study was three, with forty-seven percent of the women having received prior treatment with pegylated liposomal doxorubicin (PLD). The primary endpoint of the study was ORR based on RECIST 1.0. Secondary endpoints in the study included best clinical response, clinical benefit, CA-125 response (a known ovarian cancer blood marker) safety, progression-free survival and overall survival. In 2010, we announced that we are expanding this Phase 2 study to include approximately 50 additional women who had previously received PLD therapy to continue to evaluate the every 21-day dose schedule of single-agent NKTR-102 in this subset of women. On March 1, 2011, we announced that we intended to further expand this Phase 2 clinical study by approximately 60 patients. This expansion study is designed to give us the potential to determine whether we would make an early submission of an NDA to the Food and Drug Administration (FDA) for NKTR-102. The determination of whether to submit an NDA will depend on our analysis of results from the study overall including the expanded dataset in the subset of women who had received prior PLD therapy as well as FDA requirements at that time and any guidance received by us from the FDA. We are evaluating various randomized controlled clinical study designs to further develop NKTR-102 in patients with ovarian cancer. Please refer to Item 1A, Risk Factors, “The results from the expanded Phase 2 clinical trial for NKTR-102 in women with platinum-resistant/refractory ovarian cancer are unlikely to result in a review or approval of an NDA, and the future results from this trial are difficult to predict.”

Ovarian cancer is also a significant health problem for women worldwide. According to the American Cancer Society, in 2010, there were an estimated 21,880 new cases of ovarian cancer diagnosed and an estimated 13,850 deaths from ovarian cancer in the United States. Ovarian cancer ranks fifth in cancer deaths among women, accounting for more deaths than any other cancer of the female reproductive system. Historically, less than 40% of women with ovarian cancer are cured. About 230,000 women globally are diagnosed each year with ovarian cancer.

A NKTR-102 Phase 2 clinical study was initiated in early 2009 to evaluate the efficacy and safety of NKTR-102 monotherapy versus irinotecan in second-line colorectal cancer patients with the KRAS mutant gene. The primary endpoint of the Phase 2 placebo-controlled trial of NKTR-102 in colorectal cancer is progression-free survival as compared to standard irinotecan monotherapy. According to recent data presented at the American Society of Clinical Oncology in 2010, it is estimated that up to 43.5% of colorectal cancer cases have this mutation in the KRAS gene and do not respond to EGFR-inhibitors, such as cetuximab. The Phase 2 clinical study is designed to enroll 174 patients with metastatic colorectal cancer. The study is still enrolling and we do not currently have an estimate for the projected end of this trial. Patient enrollment in this study has been challenging due to the fact that the comparator arm of this study, single-agent irinotecan, is not the common standard of care for second line metastatic colorectal therapy in the United States or European Union. In June 2010, we announced the start of a Phase 1 dose-escalation clinical study designed to enroll up to approximately 40 patients to evaluate NKTR-102 in combination with 5-fluorouracil (5-FU)/leucovorin in refractory solid tumor cancers. The chemotherapy agent 5-FU is currently used as a part of a combination treatment regimen for colorectal cancer in combination with irinotecan, which is also known as the FOLFIRI regimen.

Colorectal cancer is the third most commonly diagnosed cancer and the second leading cause of cancer death in the U.S. According to the American Cancer Society, nearly 142,750 new cases of colon and rectal cancer were diagnosed in the U.S. in 2010, and about 50,000 people will die annually of the disease. Worldwide, over 1.2 million people are diagnosed annually with colorectal cancer. Most metastatic colorectal cancer patients have recurrence within two years and require retreatment with chemotherapy regimens. The majority of metastatic colorectal cancer patients receive irinotecan-based regimens, primarily in combination with 5-FU/leucovorin. Colorectal cancer is the third leading cause of cancer-related deaths in the United States when men and women are considered separately, and the second leading cause when both sexes are combined. It was expected to cause about 51,370 deaths (26,580 in men and 24,790 in women) during 2010 in the U.S. Worldwide, according to the World Health Organization, there are 690,000 deaths annually from colorectal cancers.

NKTR-105 (PEGylated docetaxel)

NKTR-105 is a PEGylated conjugate form of docetaxel, an anti-neoplastic agent belonging to the taxoid family that acts by disrupting the microtubular network in cells. Docetaxel is a major chemotherapy agent approved for use in five different cancer indications: breast, non-small cell lung, prostate, gastric, and head and neck. Annual sales of docetaxel exceeded $2 billion in 2009. Anti-cancer agents, such as docetaxel, typically have suboptimal pharmacokinetic profiles which can limit their therapeutic value. Docetaxel frequently causes neutropenia. Patients are advised that the treatment with corticosteroids is required in conjunction with docetaxel dosing and some neutropenia patients require pre-treatment with corticosterioids. Our advanced polymer conjugation technology can be used to optimize the bioactivity of these drugs and increase the sustained exposure of active drug to tumor cells in the body.

NKTR-105 is currently being evaluated in a Phase 1 clinical trial in cancer patients. The study is assessing the safety, pharmacokinetics, and anti-tumor activity of NKTR-105 in patients with refractory solid tumors who have failed all prior available therapies. We do not intend to advance NKTR-105 into a Phase 2 clinical trial in 2011.

NKTR-181 (abuse deterrent, tamper-resistant opioid)

NKTR-181 is being developed as a safer, mu opioid analgesic with reduced potential for abuse and fewer side effects than traditional opioid therapies. The drug candidate was engineered to cross the blood-brain barrier at a substantially slower rate than the reference opioid. With a reduced rate of entry into the CNS, NKTR-181 has the potential to substantially reduce not only the euphoria that underlies opioid abuse liability and dependence but also the serious CNS-related side effects of respiratory depression and sedation. We filed an Investigational New Drug application (IND) with the FDA and plan to begin Phase 1 clinical studies in the first part of 2011. The IND is currently under review by the FDA and until the 30-day review period has elapsed, there is the possibility that the start of the Phase 1 clinical study may be delayed until any and all issues raised by the FDA have been addressed in a satisfactory manner.

According to the American Pain Society, the prevalence of chronic pain in the United States is estimated to be 35.5% of the population or 105 million people. Chronic pain costs more than $100 billion per year in direct health-care expenditures and lost work time. Opioids are considered to be the most effective therapeutic option for pain and have over $10 billion a year in sales in the U.S. alone according to IMS Health. However, opioids cause significant problems for physicians and patients because of their serious side effects such as respiratory depression and sedation, as well as the risks they pose for addiction, abuse, misuse, and diversion. The FDA has cited prescription opioid analgesics as being at the center of a major public health crisis of addiction, misuse, abuse, overdose and death. A 2010 recent report from the Center for Disease Control and Prevention (CDC) notes that emergency room visits tied to the abuse of prescription painkillers is at an all-time high, having increased 111% over a five-year period.

Overview of Select Technology Licensing Collaborations and Programs

We have a number of product candidates in clinical development and approved products in collaboration with our partners that use our technology or involve rights over which we have patents or other proprietary intellectual property. In a typical collaboration involving our PEGylation technology, we license our proprietary intellectual property related to our PEGylation technology or proprietary conjugated drug molecules in consideration for upfront payments, development milestone payments and royalties from sales of the resulting commercial product as well as sales milestones. In certain cases, we also manufacture and supply our proprietary PEGylation materials to our partners.

Hematidetm, Agreement with Affymax, Inc.

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

LEVADEXtm, Agreement with MAP Pharmaceuticals

In June 2004, we entered into a license agreement with MAP Pharmaceuticals which includes a worldwide, exclusive license, to certain of our patents and other intellectual property rights to develop and commercialize a formulation of dihydroergotamine for administration to patients via the pulmonary or nasal delivery route. Under the terms of the agreement, we have the right to receive certain development milestone payments and royalties based on net sales of LEVADEX. Our right to receive royalties in any particular country will expire upon the later of (i) ten years after first commercial sale in that country, (ii) the date upon which the licensed know-how becomes known to the general public, and (iii) expiration of certain patent claims, each on a country-by-country basis. Either party may terminate the agreement upon a material, uncured default of the other party.

Hemophilia Programs, Agreement with Subsidiaries of Baxter International (including BAX-855)

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

Cipro Inhale, Agreement with Bayer Schering Pharma AG Assigned to Novartis as of December 31, 2008

We were a party to a collaborative research, development and commercialization agreement with Bayer Schering Pharma AG related to the development of an inhaled powder formulation of Ciprofloxacin for the treatment of chronic lung infections caused by Pseudomonas aeruginosa in cystic fibrosis patients. As of December 31, 2008, we assigned the agreement to Novartis Pharma AG in connection with the closing of the pulmonary asset sale transaction. We maintain the right to receive certain potential royalties in the future based on net product sales if Cipro Inhale receives regulatory approval and is successfully commercialized.

Overview of Select Licensing Partnerships for Approved Products

Neulasta®, Agreement with Amgen, Inc.

In July 1995, we entered into a non-exclusive supply and license agreement (1995 Agreement) with Amgen, Inc., pursuant to which we license our proprietary PEGylation technology to be used in the development and manufacture of Neulasta. Neulasta selectively stimulates the production of neutrophils that are depleted by cytotoxic chemotherapy, a condition called neutropenia that makes it more difficult for the body to fight infections. On October 29, 2010, we amended and restated the 1995 Agreement by entering into a supply, dedicated suite and manufacturing guarantee agreement (2010 Agreement) and an amended and restated license agreement with Amgen Inc. and Amgen Manufacturing., Limited (together referred to as Amgen). Under the terms of the 2010 Agreement, we guarantee the manufacture and supply of our proprietary PEGylation materials (Polymer Materials) to Amgen in an existing manufacturing suite to be used exclusively for the manufacture of Polymer Materials for Amgen in our manufacturing facility in Huntsville, Alabama. This supply arrangement is on a non-exclusive basis (other than the use of the manufacturing suite and certain equipment) whereby we are free to manufacture and supply the Polymer Materials to any other third party and Amgen is free to procure the Polymer Materials from any other third party. Under the terms of the 2010 Agreement, we received a $50.0 million upfront payment in 2010 in return for guaranteeing supply of certain quantities of Polymer Materials to Amgen and the Additional Rights described below, and Amgen will pay manufacturing fees calculated based on fixed and variable components applicable to the Polymer Materials ordered by Amgen and delivered by us. Amgen has no minimum purchase commitments. If quantities of the Polymer Materials ordered by Amgen exceed specified quantities (with each specified quantity representing a small portion of the quantity that we historically supplied to Amgen), significant additional payments become payable to us in return for guaranteeing supply of additional quantities of the Polymer Materials.

The term of the Agreement runs through October 29, 2020. In the event we become subject to a bankruptcy or insolvency proceeding, we cease to own or control the manufacturing facility in Huntsville, Alabama, we fail to manufacture and supply the Polymer Materials or certain other events occur, Amgen or its designated third party will have the right to elect, among certain other options, to take title to the dedicated equipment and access the manufacturing facility to operate the manufacturing suite solely for the purpose of manufacturing the Polymer Materials (Additional Rights). Amgen may terminate the 2010 Agreement for convenience or due to an uncured material default by us. Either party may terminate the 2010 Agreement in the event of insolvency or bankruptcy of the other party.

PEGASYS®, Agreement with F. Hoffmann-La Roche Ltd

In February 1997, we entered into a license, manufacturing and supply agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (Roche), under which we granted Roche a worldwide, exclusive license to use certain PEGylation materials to manufacture and commercialize a certain class of products, of which PEGASYS is the only product currently commercialized. PEGASYS is approved in the U.S., E.U. and other countries for the treatment of Hepatitis C and is designed to help the patient’s immune system fight the Hepatitis C virus. As a result of Roche exercising a license extension option in December 2009, beginning in 2010 Roche has the right to manufacture all of its requirements for our proprietary PEGylation materials for PEGASYS and we supply raw materials or perform additional manufacturing, if any, only on a back-up basis. The agreement expires on the later of January 10, 2015 or the expiration of our last relevant patent containing a valid claim.

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

PEG-Intron®, Agreement with Merck (through its acquisition of Schering-Plough Corporation)

In February 2000, we entered into a manufacturing and supply agreement with Schering-Plough Corporation (Schering) for the manufacture and supply of our proprietary PEGylation materials to be used by Schering in production of a pegylated recombinant human interferon-alpha (PEG-Intron). PEG-Intron is a treatment for patients with Hepatitis C. Schering was acquired by and become a wholly-owned subsidiary of Merck & Co., Inc. We currently manufacture our proprietary PEGylation materials for Schering on a price per gram basis. In December 2010, the parties amended the manufacturing and supply agreement to provide for a transition plan to an alternative manufacturer and extension of the term through the successful manufacturing transition or December 31, 2018 at the latest. The amended agreement provided for a one-time payment and milestone payments as well as increased consideration for any future manufacturing performed by us.

Macugen®, Agreement with Eyetech, Inc.

In 2002, we entered into a license, manufacturing and supply agreement with Eyetech, Inc. (Eyetech), pursuant to which we license our proprietary PEGylation technology for the development and commercialization of Macugen®, a PEGylated anti-vascular endothelial growth factor aptamer currently approved in the U.S. and E.U. for use in treating age-related macular degeneration. We currently manufacture our proprietary PEGylation materials for Eyetech on a price per gram basis. Under the terms of the agreement, we will receive royalties on net product sales in any particular country for the longer of ten years from the date of the first commercial sale of the product in that country or the duration of patent coverage. We share a portion of the payments received under this agreement with Enzon Pharmaceuticals, Inc. The agreement expires upon the expiration of our last relevant patent containing a valid claim. In addition, Eyetech may terminate the agreement if marketing authorization is withdrawn or marketing is no longer feasible due to certain circumstances, and either party may terminate for cause if certain conditions are met.

CIMZIA®, Agreement with UCB Pharma

In December 2000, we entered into a license, manufacturing and supply agreement for CIMZIA® (certolizumab pegol, CDP870) with Celltech Chiroscience Ltd., which was acquired by UCB Pharma (UCB) in 2004. Under the terms of the agreement, UCB is responsible for all clinical development, regulatory, and commercialization expenses. We have the right to receive manufacturing revenue on a cost-plus basis and royalties on net product sales. We are entitled to receive royalties on net sales of the CIMZIA® product in any particular country for the longer of ten years from the first commercial sale of the product in that country or the expiration of patent rights in that particular country. We share a portion of the payments we receive from UCB with Enzon Pharmaceuticals, Inc. CIMZIA® is currently approved in the treatment of Crohn’s Disease in the U.S and the treatment of rheumatoid arthritis in the EU. UCB is also conducting Phase 2 clinical trials on CIMZIA® for psoriasis. The agreement expires upon the expiration of all of UCB’s royalty obligations, provided that the agreement can be extended for successive two year renewal periods upon mutual agreement of the parties. In addition, UCB may terminate the agreement should it cease the development and marketing of CIMZIA® and either party may terminate for cause under certain conditions.

MIRCERA® (C.E.R.A.) (Continuous Erythropoietin Receptor Activator), Agreement with F. Hoffmann-La Roche Ltd

In December 2000, we entered into a license, manufacturing and supply agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (Roche), which was amended and restated in its entirety in December 2005. Pursuant to the agreement, we license our proprietary PEGylation materials for use in the development and manufacture of Roche’s MIRCERA® product. MIRCERA® is a novel continuous erythropoietin receptor activator indicated for the treatment of anemia associated with chronic kidney disease in patients on dialysis and patients not on dialysis. We are entitled to receive royalties on net sales of the MIRCERA® product in any particular country for the longer of ten years from the first commercial sale of the product in that country or the expiration of patent rights in that particular country. The agreement expires upon the expiration of all of Roche’s royalty obligations, unless earlier terminated by Roche for convenience or by either party for cause under certain conditions.

In May 2007, MIRCERA® was approved in the EU and the product was subsequently launched by Roche in the EU in August of 2007. In November 2007, the FDA approved Roche’s Biologics License Application (BLA) for MIRCERA® but the product has not been launched in the U.S. as a result of patent-related issues. In October 2008, a federal district court ruled in favor of Amgen Inc. in a patent infringement lawsuit involving MIRCERA® and issued a permanent injunction which prevents Roche from marketing or selling MIRCERA® in the U.S. even though the FDA approved MIRCERA®. In December 2009, the U.S. District Court for the District of Massachusetts entered a final judgment and permanent injunction and Roche and Amgen entered into a settlement and limited license agreement which allows Roche to begin selling MIRCERA® in the U.S. in July 2014.

Significant Developments in our Business that Occurred in 2008

Exit from the Inhaled Insulin Programs

In 1995, we entered into a collaborative development and licensing agreement with Pfizer to develop and market Exubera® and, in 2006 and 2007, we entered into a series of interim letter agreements with Pfizer to develop a next generation form of dry powder inhaled insulin and proprietary inhaler device, also known as NGI. In January 2006, Exubera received marketing approval in the U.S. and EU for the treatment of adults with Type 1 and Type 2 diabetes. Under the collaborative development and licensing agreement, Pfizer had sole responsibility for marketing and selling Exubera. We performed all of the manufacturing of the Exubera dry powder insulin, and we supplied Pfizer with the Exubera inhalers through third party contract manufacturers (Bespak Europe Ltd. and Tech Group North America, Inc.). We recorded no revenue from Pfizer related to these activities for the years ended December 31, 2010, 2009, and 2008.

On October 18, 2007, Pfizer announced that it was exiting the Exubera business and gave notice of termination under our collaborative development and licensing agreement. On November 9, 2007, we entered into a termination agreement and mutual release with Pfizer. Under this agreement we received a one-time payment of $135.0 million in November 2007 from Pfizer in satisfaction of all outstanding contractual obligations under our then-existing agreements relating to Exubera and NGI. All agreements between Pfizer and us related to Exubera and NGI, other than the termination agreement and mutual release and a related interim Exubera manufacturing maintenance letter, terminated on November 9, 2007. In February 2008, we entered into a termination agreement with Bespak and Tech Group pursuant to which we paid an aggregate of $40.2 million in satisfaction of outstanding accounts payable and termination costs and expenses that were due under the Exubera inhaler contract manufacturing agreement. We also entered into a maintenance agreement with both Pfizer and Tech Group to preserve key personnel and manufacturing capacity to support potential future Exubera inhaler manufacturing if we found a new partner for the inhaled insulin program.

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

In connection with the Novartis Pulmonary Asset Sale, we also entered into an Exclusive License Agreement with Novartis Pharma. Pursuant to the Exclusive License Agreement, Novartis Pharma granted back to us an exclusive, irrevocable, perpetual, non-transferable, royalty-free and worldwide license under certain specific patent rights and other related intellectual property rights acquired by Novartis Pharma from Nektar in the transaction, as well as certain improvements or modifications thereto that are made by Novartis Pharma after the closing. Certain of such patent rights and other related intellectual property rights relate to our development program for inhaled vancomycin or are necessary for us to satisfy certain of our continuing contractual obligations to third parties, including in connection with development, manufacture, sale, and commercialization activities related to BAY41-6551. We also entered into a service agreement pursuant to which we have subcontracted to Novartis certain services to be performed related to our partnered program for BAY41-6551 and a transition services agreement pursuant to which Novartis and we will provide each other with specified services for limited time periods following the closing of the Novartis Pulmonary Asset Sale to facilitate the transition of the acquired assets and business from us to Novartis.

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

If the active chemical ingredient has been previously approved by the FDA, the approval process is similar, except that certain preclinical tests relating to systemic toxicity normally required for the IND and NDA or BLA may not be necessary if the company has a right of reference to such data or is eligible for approval under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act or the biosimilars provisions of the Public Health Services Act.

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

Following a series of formal and informal meetings between the drug sponsor and the regulatory agencies, the results of product development, preclinical studies and clinical studies are submitted to the FDA as an NDA or BLA for approval of the marketing and commercial shipment of the drug product. The FDA may deny approval if applicable regulatory criteria are not satisfied or may require additional clinical or pharmaceutical testing or requirements. Even if such data are submitted, the FDA may ultimately decide that the NDA or BLA does not satisfy all of the criteria for approval. Additionally, the approved labeling may narrowly limit the conditions of use of the product, including the intended uses, or impose warnings, precautions or contraindications which could significantly limit the potential market for the product. Further, as a condition of approval, the FDA may impose post-market surveillance, or Phase 4, studies or risk evaluation and mitigation strategies. Product approvals, once obtained, may be withdrawn if compliance with regulatory standards is not maintained or if safety concerns arise after the product reaches the market. The FDA may require additional post-marketing clinical testing and pharmacovigilance programs to monitor the effect of drug products that have been commercialized and has the power to prevent or limit future marketing of the product based on the results of such programs. After approval, there are ongoing reporting obligations concerning adverse reactions associated with the product, including expedited reports for serious and unexpected adverse events.

Each manufacturing establishment producing drug product for the U.S. market must be registered with the FDA and typically is inspected by the FDA prior to NDA or BLA approval of a drug product manufactured by such establishment. Establishments handling controlled substances must also be licensed by the U.S. Drug Enforcement Administration. Manufacturing establishments of U.S. marketed products are subject to inspections by the FDA for compliance with cGMP and other U.S. regulatory requirements. They are also subject to U.S. federal, state, and local regulations regarding workplace safety, environmental protection and hazardous and controlled substance controls, among others.

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

For product candidates currently under development utilizing pulmonary technology, the pulmonary inhaler devices are considered to be part of a drug and device combination for deep lung delivery of each specific molecule. The FDA will make a determination as to the most appropriate center and division within the agency that will assume primary responsibility for the review of the applicable applications, which would consist of an IND and an NDA or BLA where CDER or CBER are determined to have primary jurisdiction or an investigational device exemption application and PMA or 510(k) where the Center for Devices and Radiological Health (CDRH) is determined to have primary jurisdiction. In the case of our product candidates, CDER in consultation with CDRH could be involved in the review. The assessment of jurisdiction within the FDA is based upon the primary mode of action of the drug or the location of the specific expertise in one of the centers.

Where CDRH is determined to have primary jurisdiction over a product, 510(k) clearance or PMA approval is required. Medical devices are classified into one of three classes — Class I, Class II, or Class III — depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. Devices deemed to pose lower risks are placed in either Class I or II, which requires the manufacturer to submit to the FDA a Premarket Notification requesting permission to commercially distribute the device. This process is known as 510(k) clearance. Some low risk devices are exempted from this requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device are placed in Class III, requiring PMA approval.

To date, our partners have generally been responsible for clinical and regulatory approval procedures, but we may participate in this process by submitting to the FDA a drug master file developed and maintained by us which contains data concerning the manufacturing processes for the inhaler device or drug. For our proprietary products, we prepare and submit an IND and are responsible for additional clinical and regulatory procedures for product candidates being developed under an IND. The clinical and manufacturing, development and regulatory review and approval process generally takes a number of years and requires the expenditure of substantial resources. Our ability to manufacture and market products, whether developed by us or under collaboration agreements, ultimately depends upon the completion of satisfactory clinical trials and success in obtaining marketing approvals from the FDA and equivalent foreign health authorities.

Sales of our products outside the U.S. are subject to local regulatory requirements governing clinical trials and marketing approval for drugs. Such requirements vary widely from country to country.

In the U.S., under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the U.S. The company that obtains the first FDA approval for a designated orphan drug for a rare disease receives marketing exclusivity for use of that drug for the designated condition for a period of seven years. In addition, the Orphan Drug Act provides for protocol assistance, tax credits, research grants, and exclusions from user fees for sponsors of orphan products. Once a product receives orphan drug exclusivity, a second product that is considered to be the same drug for the same indication may be approved during the exclusivity period only if the second product is shown to be “clinically superior” to the original orphan drug in that it is more effective, safer or otherwise makes a “major contribution to patient care” or the holder of exclusive approval cannot assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Similar incentives also are available for orphan drugs in the E.U.

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

Patents and Proprietary Rights

We invest a significant portion of our resources in the creation and development of new drug compounds that serve unmet needs in the treatment of patients. In doing so, we create intellectual property. As part of our strategy to secure our intellectual property created by these efforts, we routinely apply for patents, rely on trade secret protection, and enter into contractual obligations with third parties. When appropriate, we will defend our intellectual property, taking any and all legal remedies available to us, including, for example, asserting patent infringement, trade secret misappropriation and breach of contract claims. As of January 1, 2011, we owned greater than 100 U.S. and 380 foreign patents. Currently, we have over approximately 100 patent applications pending in the U.S. and 480 pending in other countries.

A focus area of our current drug creation and development efforts centers on our innovations in and improvements to our PEGylation and advanced polymer conjugate technology platforms. In this area, our patent portfolio contains patents and patent applications that encompass our PEGylation and advanced polymer conjugate technology platforms, some of which we acquired in our acquisition of Shearwater Corporation in June 2001. More specifically, our patents and patent applications cover polymer architecture, drug conjugates, formulations, methods of making polymers and polymer conjugates, and methods of administering polymer conjugates. Our patent strategy is to file patent applications on innovations and improvements to cover a significant majority of the major pharmaceutical markets in the world. Generally, patents have a term of twenty years from the earliest priority date (assuming all maintenance fees are paid). In some instances, patent terms can be increased or decreased, depending on the laws and regulations of the country or jurisdiction that issued the patent.

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

In connection with the Novartis Pulmonary Asset Sale, as of December 31, 2008, we entered into an exclusive license agreement with Novartis Pharma. Pursuant to the exclusive license agreement, Novartis Pharma grants back to us an exclusive, irrevocable, perpetual, royalty-free and worldwide license under certain specific patent rights and other related intellectual property rights acquired by Novartis from us in the Novartis Pulmonary Asset Sale, as well as certain improvements or modifications thereto that are made by Novartis. Certain of such patent rights and other related intellectual property rights relate to our development program for inhaled vancomycin or are necessary for us to satisfy certain continuing contractual obligations to third parties, including in connection with development, manufacture, sale, and commercialization activities related to BAY41-6551 partnered with Bayer Healthcare LLC.

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

We also rely on trade secret protection for our confidential and proprietary information. No assurance can be given that we can meaningfully protect our trade secrets. Others may independently develop substantially equivalent confidential and proprietary information or otherwise gain access to, or disclose, our trade secrets. Please refer to Item 1A, Risk Factors, including but not limited to “We rely on trade secret protection and other unpatented proprietary rights for important proprietary technologies, and any loss of such rights could harm our business, results of operations and financial condition.”

In certain situations in which we work with drugs covered by one or more patents, our ability to develop and commercialize our technologies may be affected by limitations in our access to these proprietary drugs. Even if we believe we are free to work with a proprietary drug, we cannot guarantee that we will not be accused of, or determined to be, infringing a third party’s rights and be prohibited from working with the drug or found liable for damages. Any such restriction on access or liability for damages would have a material adverse effect on our business, results of operations and financial condition.

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

Customer Concentrations

Our revenue is derived from our collaboration agreements with partners, under which we may receive contract research payments, milestone payments based on clinical progress, regulatory progress or net sales achievements, royalties or manufacturing revenue. AstraZeneca AB represented 68% of our total revenue during the year ended December 31, 2010. No other collaboration partner accounted for more than 10% of our total revenue during the year ended December 31, 2010.

Backlog

In our partnered programs where we manufacture and supply our proprietary PEGylation materials, inventory is produced and sales are made pursuant to customer purchase orders for delivery. The volume of drug formulation actually purchased by our customers, as well as shipment schedules, are subject to frequent revisions that reflect changes in both the customers’ needs and product availability. In our partnered programs where we provide contract research services, those services are typically provided under a work plan that is subject to frequent revisions that change based on the development needs and status of the program. The backlog at a particular time is affected by a number of factors, including scheduled date of manufacture and delivery and development program status. In light of industry practice and our own experience, we do not believe that backlog as of any particular date is indicative of future results.

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

In the fields of PEGylation and advanced polymer conjugate technologies, our competitors include Dr. Reddy’s Laboratories, Enzon Pharmaceuticals, Inc., SunBio Corporation, Novo Nordisk A/S (formerly assets held by Neose Technologies, Inc.), Mountain View Pharmaceuticals, Inc., and NOF Corporation. Several other chemical, biotechnology and pharmaceutical companies may also be developing PEGylation technology, advanced polymer conjugate technology or technologies intended to deliver similar scientific and medical benefits. Some of these companies license or provide the technology to other companies, while others develop the technology for internal use.

Product and Program Specific Competition

NKTR-118 (oral PEGylated naloxol)

There are no oral drugs approved specifically for the treatment of opioid-induced constipation (OIC) or opioid bowel dysfunction (OBD). The only approved treatment for OIC is a subcutaneous treatment known as methylnaltrexone bromide marketed by Progenics Pharmaceuticals, Inc. in collaboration with Salix Pharmaceuticals, Ltd. Other current therapies that are utilized to treat OIC and OBD include over-the-counter laxatives and stool softeners, such as docusate sodium, senna, and milk of magnesia. These therapies do not address the underlying cause of constipation as a result of opioid use and are generally viewed as ineffective or only partially effective to treat the symptoms of OID and OBD.

There are a number of companies developing potential products which are in various stages of clinical development and are being evaluated for the treatment of OIC and OBD in different patient populations. Potential competitors include Progenics Pharmaceuticals, Inc. in collaboration with Salix Pharmaceuticals, Ltd., Adolor Corporation, GlaxoSmithKline, Mundipharma Int. Limited, Sucampo Pharmaceuticals, Alkermes, Inc. and Takeda Pharmaceutical Company Limited.

NKTR-102 (topoisomerase I inhibitor-polymer conjugate)

There are a number of chemotherapies and cancer therapies approved today and in various stages of clinical development for ovarian and breast cancers including but not limited to: Avastin® (bevacizumab), Camptosar® (irinotecan), Ellence® (epirubicin), Gemzar® (gemcitabine), Herceptin® (trastuzumab), Hycamtin® (topotecan), Halaven® (eribulin), Paraplatin® (carboplatin), and Taxol® (paclitaxel). These therapies are only partially effective in treating ovarian, breast or cervical cancers. Major pharmaceutical or biotechnology companies with approved drugs or drugs in development for these cancers include Bristol-Meyers Squibb, Genentech, Inc., GlaxoSmithKline plc, Pfizer, Inc., Eli Lilly & Co., and many others.

There are also a number of chemotherapies and cancer therapies approved today and in clinical development for the treatment of colorectal cancer. Approved therapies for the treatment of colorectal cancer include Eloxatin® (oxaliplatin), Camptosar® (irinotecan), Avastin® (bevacizumab), Erbitux® (cetuximab), Vectibix® (panitumumab), Xeloda® (capecitabine), Adrucil® (fluorouracil), and Wellcovorin ® (leucovorin). These therapies are only partially effective in treating the disease. There are a number of drugs in various stages of preclinical and clinical development from companies exploring cancer therapies or improved chemotherapeutic agents to potentially treat colorectal cancer. If these drugs are approved, they could be competitive with NKTR-102. These include products in development from Bristol-Myers Squibb Company, Pfizer, Inc., GlaxoSmithKline plc, Antigenics, Inc., F. Hoffman-La Roche Ltd, Novartis AG, Cell Therapeutics, Inc., Neopharm Inc., Meditech Research Ltd, Alchemia Limited, Enzon Pharmaceuticals, Inc., and others.

BAY41-6551 (Amikacin Inhale, formerly NKTR-061)

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

Research and Development

Our total research and development expenditures can be disaggregated into the following significant types of expenses (in millions):

	Years Ended December 31,
	2010	2009	2008

Salaries and employee benefits	$37.8	$29.4	$58.4
Stock compensation expense	7.2	3.4	4.6
Facility and equipment	13.0	9.9	25.9
Outside services, including Contract Research Organizations	33.4	38.9	40.2
Supplies, including clinical trial materials	13.1	10.4	19.0
Travel, lodging and meals	2.5	1.7	3.3
Other	1.1	1.4	3.0

Research and development expense	$108.1	$95.1	$154.4

Manufacturing and Supply

We have a manufacturing facility located in Huntsville, Alabama that is capable of manufacturing PEGylated derivatives and starting materials for active pharmaceutical ingredients (APIs). The facility is also used to produce APIs to support the early phases of clinical development of our proprietary drug candidates. The facility and associated equipment are designed and operated to be consistent with the all applicable laws and regulations.

As we do not maintain the capability to manufacture finished drug products, we utilize contract manufacturers to manufacture the finished drug product for us. We source drug starting materials for our manufacturing activities from one or more suppliers. For the drug starting materials necessary for our proprietary drug candidate development, we have agreements for the supply of such drug components with drug manufacturers or suppliers that we believe have sufficient capacity to meet our demands. However, from time to time, we source critical raw materials and services from one or a limited number of suppliers and there is a risk that if such supply or services were interrupted, it would materially harm our business. In addition, we typically order raw materials and services on a purchase order basis and do not enter into long-term dedicated capacity or minimum supply arrangements.

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

Employees and Consultants

As of December 31, 2010, we had 408 employees, of which 299 employees were engaged in research and development, commercial operations and quality activities and 109 employees were engaged in general administration and business development. Of the 408 employees, 318 were located in the United States and 90 were located in India as of December 31, 2010. We have a number of employees who hold advanced degrees, such as Ph.D.s. None of our employees are covered by a collective bargaining agreement, and we have experienced no work stoppages. We believe that we maintain good relations with our employees.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages and positions of our executive officers as of February 28, 2011:

Name	Age	Position

Howard W. Robin	58	Director, President and Chief Executive Officer
John Nicholson	59	Senior Vice President and Chief Financial Officer
Lorianne K. Masuoka, M.D.	49	Senior Vice President and Chief Medical Officer
Stephen K. Doberstein, Ph.D.	52	Senior Vice President and Chief Scientific Officer
Gil M. Labrucherie, J.D.	39	Senior Vice President, General Counsel and Secretary
Jillian B. Thomsen	45	Senior Vice President and Chief Accounting Officer
Rinko Ghosh	47	Senior Vice President and Chief Business Officer

Howard W. Robin has served as our President and Chief Executive Officer since January 2007 and has served as a member of our Board of Directors since February 2007. Mr. Robin served as Chief Executive Officer, President and director of Sirna Therapeutics, Inc., a clinical-stage biotechnology company pioneering RNAi-based therapies for serious diseases and conditions, from July 2001 to November 2006 and served as their Chief Operating Officer, President and Director from January 2001 to June 2001. From 1991 to 2001, Mr. Robin was Corporate Vice President and General Manager at Berlex Laboratories, Inc., the U.S. pharmaceutical subsidiary of the German pharmaceutical firm Schering AG, and, from 1987 to 1991, he served as their Vice President of Finance and Business Development and Chief Financial Officer. From 1984 to 1987, Mr. Robin was Director of Business Planning and Development at Berlex and was a Senior Associate with Arthur Andersen LLP prior to joining Berlex. Since February 2006, Mr. Robin has served as a member of the Board of Directors of Acologix, Inc., a biopharmaceutical company focused on therapeutic compounds for the treatment of osteo-renal diseases. He received his B.S. in Accounting and Finance from Fairleigh Dickinson University in 1974.

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

Stephen K. Doberstein, Ph.D. has served as our Senior Vice President and Chief Scientific Officer since January 2010. From October 2008 through December 2009, Dr. Doberstein served as Vice President, Research at Xoma (US) LLC, a publicly traded clinical stage biotechnology company. From July 2004 until August 2008, he served as Vice President, Research at privately held Five Prime Therapeutics, a clinical stage biotechnology company. From September 2001 until July 2004, Dr. Doberstein was Vice President, Research at privately held Xencor, Inc., a clinical stage biotechnology company. From 1997 to 2000, he held various pharmaceutical research positions at Exelixis, Inc., a publicly traded clinical stage biotechnology company. Prior to working at Exelixis, Drr. Doberstein was a Howard Hughes Postdoctoral Fellow and a Muscular Dystrophy Association Senior Postdoctoral

Fellow at the University of California Berkeley. Dr. Doberstein received his Ph.D. Biochemistry, Cell and Molecular Biology from the Johns Hopkins University School of Medicine and received a B.S. in Chemical Engineering from the University of Delaware.

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

Rinko Ghosh has served as our Senior Vice President and Chief Business Officer since March 2010. He served as our Senior Vice President, Business Development and Alliance Management from March 2008 through February 2010, our Vice President, Business Development from August 2006 until February 2008, Senior Director, Business Development from July 2005 until July 2006, and prior to that he worked in a variety of corporate and business development roles for us from May 2001 to June 2005. From February 2001 to April 2001, he was engaged as a commercial development consultant at Aviron (now Medimmune/AstraZeneca) in Palo Alto. From 1999 to 2000, Mr. Ghosh was co-Chief Executive Officer of a private biotechnology company in Asia. From 1994 to 1999, he was engaged as a management consultant with A.T. Kearney, a global management consulting firm. From 1989 to 1992, he worked as an environmental consultant with Environ Corporation, a human health and environmental consulting firm. Mr. Ghosh earned his M.B.A. from the Wharton School, University of Pennsylvania, his M.S. in Environmental Engineering from Vanderbilt University, and his B.S. in Chemical Engineering from the Indian Institute of Technology, Bombay.

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

We have a number of proprietary product candidates and partnered product candidates in research and development ranging from the early discovery research phase through preclinical testing and clinical trials. Preclinical testing and clinical trials are long, expensive and highly uncertain processes. It will take us, or our collaborative partners, several years to complete clinical trials. Drug development is an uncertain scientific and medical endeavor, and failure can unexpectedly occur at any stage of clinical development even after early preclinical or mid-stage clinical results suggest that the drug candidate has potential as a new therapy that may benefit patients and that health authority approval would be anticipated. Typically, there is a high rate of attrition for product candidates in preclinical and clinical trials due to scientific feasibility, safety, efficacy, changing standards of medical care and other variables. We or our partners have a number of important product candidates in mid- to late-stage development, such as Bayer’s Amikacin Inhale, NKTR-118 (oral PEGylated naloxol) and NKTR-119, which we partnered with AstraZeneca, and NKTR-102 (topoisomerase I inhibitor-polymer conjugate). We also have an ongoing Phase 1 clinical trial for NKTR-105 (PEGylated docetaxel) for patients with refractory solid tumors. Any one of these trials could fail at any time, as clinical development of drug candidates presents numerous unpredictable and significant risks and is very uncertain at all times prior to regulatory approval by one or more health authorities in major markets.

Even with success in preclinical testing and clinical trials, the risk of clinical failure remains high prior to regulatory approval.

A number of companies in the pharmaceutical and biotechnology industries have suffered significant unforeseen setbacks in later stage clinical trials (i.e., Phase 2 or Phase 3 trials) due to factors such as inconclusive efficacy results and adverse medical events, even after achieving positive results in earlier trials that were satisfactory both to them and to reviewing regulatory agencies. Although we announced positive preliminary Phase 2 clinical results for NKTR-118 (oral PEGylated naloxol) in 2009, there are still substantial risks and uncertainties associated with the future commencement and outcome of a Phase 3 clinical trial and the regulatory review process even following our partnership with AstraZeneca. While NKTR-102 (topoisomerase I inhibitor-polymer conjugate) continues in Phase 2 clinical development for multiple cancer indications, it is possible this product candidate could fail in one or all of the cancer indications in which it is currently being studied due to efficacy, safety or other commercial or regulatory factors. In 2010 and in January 2011, we announced preliminary positive results from our Phase 2 trials for NKTR-102 in ovarian and breast cancer. These results were based on preliminary data only, and such results could change based on final audit and verification procedures. In addition, the preliminary results from the NKTR-102 clinical studies for ovarian and breast cancer are not necessarily indicative or predictive of the future results from the completed ovarian or breast cancer trials, anticipated Phase 3 trials in these indications or clinical trials in the other cancer indications for which we are studying NKTR-102. There remains a significant uncertainty as to the success or failure of NKTR-102 and whether this drug candidate will eventually receive regulatory approval or be a commercial success even if approved by one or more health authorities in any of the cancer indications for which it is being studied. The risk of failure is increased for our product candidates that are based on new technologies, such as the application of our advanced polymer conjugate technology to small molecules, including NKTR-118, NKTR-119, NKTR-102, NKTR-105 and other drug candidates currently in the discovery research or preclinical development phases.

The results from the expanded Phase 2 clinical trial for NKTR-102 in women with platinum-resistant/refractory ovarian cancer are unlikely to result in a review or an approval of an NDA by the FDA, and the future results from this trial are difficult to predict.

In 2010, we expanded the NKTR-102 Phase 2 study by 50 patients in women with platinum-resistant/refractory ovarian cancer with the potential for us to consider an early NDA submission after we evaluate these expanded study results. On March 1, 2011, we announced that we intended to further expand this Phase 2 study by up to an additional 60 patients. The FDA almost always requires a sponsor to conduct Phase 3 clinical trials prior to consideration and approval of an NDA, and, as a result, review or approval of an NDA by the FDA based on the expanded Phase 2 study prior to completion of successful Phase 3 clinical studies, if such NDA is submitted, would be unusual and is highly unlikely. In February 2011, the FDA held a public meeting with the Oncology Drug Products Advisory Committee and certain representatives from pharmaceutical companies to examine the outcomes, requirements, and prerequisites for accelerated approval of oncology drugs. The FDA requirements for accelerated approval are very stringent and also remain very uncertain and difficult to predict. Further, this expansion of our Phase 2 study will necessarily change the final efficacy (e.g., overall response rates, progression-free survival, overall survival) and safety (i.e., frequency and severity of serious adverse events) results, and, accordingly, the final results in this study remain subject to substantial change and could be materially and adversely different from previously announced results. If the clinical studies for NKTR-102 in women with platinum-resistant/refractory ovarian cancer are not successful, it could significantly harm our business, results of operations and financial condition.

We may not be able to obtain intellectual property licenses related to the development of our technology on a commercially reasonable basis, if at all.

Numerous pending and issued U.S. and foreign patent rights and other proprietary rights owned by third parties relate to pharmaceutical compositions, medical devices and equipment and methods for preparation, packaging and delivery of pharmaceutical compositions. We cannot predict with any certainty which, if any, patent references will be considered relevant to our or our collaborative partners’ technology or drug candidates by authorities in the various jurisdictions where such rights exist, nor can we predict with certainty which, if any, of these rights will or may be asserted against us by third parties. In certain cases, we have existing licenses or cross-licenses with third parties, however the scope and adequacy of these licenses is very uncertain and can change substantially during long development and commercialization cycles for biotechnology and pharmaceutical products. There can be no assurance that we can obtain a license to any technology that we determine we need on reasonable terms, if at all, or that we could develop or otherwise obtain alternate technology. If we are required to enter into a license with a third party, our potential economic benefit for the products subject to the license will be diminished. If a license is not available on commercially reasonable terms or at all, our business, results of operations, and financial condition could be significantly harmed and we may be prevented from developing and selling the product.

If any of our pending patent applications do not issue, or are deemed invalid following issuance, we may lose valuable intellectual property protection.

The patent positions of pharmaceutical, medical device and biotechnology companies, such as ours, are uncertain and involve complex legal and factual issues. We own greater than 100 U.S. and 380 foreign patents and a number of pending patent applications that cover various aspects of our technologies. We have filed patent applications, and plan to file additional patent applications, covering various aspects of our PEGylation and advanced polymer conjugate technologies and our proprietary product candidates. There can be no assurance that patents that have issued will be valid and enforceable or that patents for which we apply will issue with broad coverage, if at all. The coverage claimed in a patent application can be significantly reduced before the patent is issued and, as a consequence, our patent applications may result in patents with narrow coverage that may not prevent competition from similar products or generics. Since publication of discoveries in scientific or patent literature often lags behind the date of such discoveries, we cannot be certain that we were the first inventor of inventions covered by our patents or patent applications. As part of the patent application process, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office, which could result in substantial cost to us, even if the eventual outcome is favorable. Further, an issued patent may undergo further proceedings to limit its scope so as not to provide meaningful protection and any claims that have issued, or that eventually issue, may be circumvented or otherwise invalidated. Any attempt to enforce our patents or patent application rights could be time consuming and costly. An adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from or to third parties or require us to cease using the technology in dispute. Even if a patent is issued and enforceable, because development and commercialization of pharmaceutical products can be subject to substantial delays, patents may expire early and provide only a short period of protection, if any, following commercialization of related products.

There are many laws, regulations and judicial decisions that dictate and otherwise influence the manner in which patent applications are filed and prosecuted and in which patents are granted and enforced. Changes to these laws, regulations and judicial decisions are subject to influences outside of our control and may negatively affect our business, including our ability to obtain meaningful patent coverage or enforcement rights to any of our issued patents. New laws, regulations and judicial decisions may be retroactive in effect, potentially reducing or eliminating our ability to implement our patent-related strategies. Changes to laws, regulations and judicial decisions that affect our business are often difficult or impossible to foresee, which limits our ability to adequately adapt our patent strategies to these changes.

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

For instance, we entered a service agreement with Novartis pursuant to which we subcontract to Novartis certain important services to be performed in relation to our partnered program for Amikacin Inhale with Bayer Healthcare LLC. If our subcontractors do not dedicate adequate resources to our programs, we risk breach of our obligations to our partners. Building and validating large scale clinical or commercial-scale manufacturing facilities and processes, recruiting and training qualified personnel and obtaining necessary regulatory approvals is complex, expensive and time consuming. In the past we have encountered challenges in scaling up manufacturing to meet the requirements of large scale clinical trials without making modifications to the drug formulation, which may cause significant delays in clinical development. Further, our drug and device combination products, such as Amikacin Inhale and the Cipro Inhale program, require significant device design, formulation development work and manufacturing scale-up activities. Further, we have experienced significant delays in starting the Phase 3 clinical development program for Amikacin Inhale as we seek to finalize the device design with a demonstrated capability to be manufactured at commercial scale. This work is ongoing and there remains significant risk in finalizing the device until those activities are completed. Drug/device combination products are particularly complex, expensive and time-consuming to develop due to the number of variables involved in the final product design, including ease of patient/doctor use, maintenance of clinical efficacy, reliability and cost of manufacturing, regulatory approval requirements and standards and other important factors. There continues to be substantial and unpredictable risk and uncertainty related to manufacturing and supply until such time as the commercial supply chain is validated and proven.

We will need to restructure our convertible notes or raise substantial additional capital to repay the notes and fund operations, and we may be unable to restructure the notes or raise such capital when needed and on acceptable terms.

We have $215.0 million in outstanding convertible subordinated notes due September 2012. We do not have sufficient resources to fund the development of the drug candidates in our current research and development pipeline, complete late stage clinical development of NKTR-102 and repay these convertible notes. We have no material credit facility or other material committed sources of capital. We expect the Phase 3 clinical trials of NKTR-102 to require particularly significant resources because we anticipate bearing a majority or all of the development costs for that drug candidate. Prior to the maturity of the notes, we plan to explore a number of alternatives to provide for the repayment of the notes, including restructuring the notes. Despite these efforts, we may be unable to find a commercially acceptable alternative or any alternative to repaying the notes by September 2012. Our future capital requirements will depend upon numerous factors, including:

•	the progress, timing, cost and results of our clinical development programs, including our planned further clinical development of NKTR-102;

•	patient enrollment in our current and future clinical studies, including in particular our expected Phase 3 clinical development plans for NKTR-102;

•	whether and when we receive potential milestone payments and royalties, particularly from the product candidates that are subject to our collaboration agreements with AstraZeneca for NKTR-118 and Bayer for Amikacin Inhale;

•	the success, progress, timing and costs of our business development efforts to implement new business collaborations, licenses and other strategic transactions;

•	the cost, timing and outcomes of regulatory reviews of our product candidates (e.g., NKTR-102) and those of our collaboration partners (e.g., NKTR-118, Amikacin Inhale);

•	our general and administrative expenses, capital expenditures and other uses of cash;

•	disputes concerning patents, proprietary rights, or license and collaboration agreements;

•	the availability and scope of coverage from government and private insurance payment or reimbursement for our drug candidates partnered with collaboration partners and any future drug candidates that may receive regulatory approval in the future; and

•	the size, design (i.e., primary and secondary endpoints) and number of clinical studies required by the government health authorities in order to consider for approval our product candidates and those of our collaboration partners.

Although we believe that our cash, cash equivalents and short-term investments in marketable securities of $315.9 million as of December 31, 2010 and the approximately $219.8 million in net proceeds received on January 24, 2011 from a public offering of our common stock will be sufficient to meet our liquidity requirements through at least the next 12 months, we will likely need to restructure our notes or obtain additional funds through one or more financing or collaboration partnership transactions. If adequate funds are not available or are not available on acceptable terms when we need them, we may need to delay or reduce one or more of our Phase 3 clinical trials of NKTR-102 or otherwise make changes to our operations to cut costs.

If we are unable either to create sales, marketing and distribution capabilities or to enter into agreements with third parties to perform these functions, we will be unable to commercialize our products successfully.

We currently have no sales, marketing or distribution capabilities. To commercialize any of our products that receive regulatory approval for commercialization, we must either develop internal sales, marketing and distribution capabilities, which will be expensive and time consuming, or enter into collaboration arrangements with third parties to perform these services. If we decide to market our products directly, we must commit significant financial and managerial resources to develop a marketing and sales force with technical expertise and with supporting distribution, administration and compliance capabilities. Factors that may inhibit our efforts to commercialize our products directly or indirectly with our partners include:

•	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;

•	the inability of sales personnel to obtain access to or persuade adequate numbers of physicians to use or prescribe our products;

•	the lack of complementary products or multiple product pricing arrangements may put us at a competitive disadvantage relative to companies with more extensive product lines; and

•	unforeseen costs and expenses associated with creating and sustaining an independent sales and marketing organization.

If we, or our partners through our collaboration, are not successful in recruiting sales and marketing personnel or in building a sales and marketing infrastructure, we will have difficulty commercializing our products, which would adversely affect our business, results of operations and financial condition.

To the extent we rely on other pharmaceutical or biotechnology companies with established sales, marketing and distribution systems to market our products, we will need to establish and maintain partnership arrangements, and we may not be able to enter into these arrangements on acceptable terms or at all. To the extent that we enter into co-promotion or other arrangements, any revenues we receive will depend upon the efforts of third parties, which may not be successful and are only partially in our control. In the event that we market our products without a partner, we would be required to build a sales and marketing organization and infrastructure, which would require a significant investment and we may not be successful in building this organization and infrastructure in a timely or efficient manner.

If we are unable to establish and maintain collaboration partnerships on attractive commercial terms, our business, results of operations and financial condition could suffer.

We intend to continue to seek partnerships with pharmaceutical and biotechnology partners to fund a portion of our research and development expenses and develop and commercialize our product candidates. In September 2009, we entered into a license agreement with AstraZeneca for NKTR-118 and NKTR-119 which included an upfront payment of $125.0 million. AstraZeneca represented 68% of our total revenue during the year ended December 31, 2010. The timing of new collaboration partnerships is difficult to predict due to availability of clinical data, the number of potential partners that need to complete due diligence and approval processes, the definitive agreement negotiation process and numerous other unpredictable factors that can delay, impede or prevent significant transactions. If we are unable to find suitable partners or to negotiate collaborative arrangements with favorable commercial terms with respect to our existing and future product candidates or the licensing of our technology, or if any arrangements we negotiate, or have negotiated, are terminated, our business, results of operations and financial condition could suffer.

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

When we sign a collaborative development agreement or license agreement to develop a product candidate with a pharmaceutical or biotechnology company, the pharmaceutical or biotechnology company is generally expected to:

•	design and conduct large scale clinical studies;

•	prepare and file documents necessary to obtain government approvals to sell a given product candidate; and/or

•	market and sell our products when and if they are approved.

Our reliance on collaboration partners poses a number of risks to our business, including risks that:

•	we may be unable to control whether, and the extent to which, our partners devote sufficient resources to the development programs or commercial marketing and sales efforts;

•	disputes may arise or escalate in the future with respect to the ownership of rights to technology or intellectual property developed with partners;

•	disagreements with partners could lead to delays in, or termination of, the research, development or commercialization of product candidates or to litigation or arbitration proceedings;

•	contracts with our partners may fail to provide us with significant protection, or to be effectively enforced, in the event one of our partners fails to perform;

•	partners have considerable discretion in electing whether to pursue the development of any additional product candidates and may pursue alternative technologies or products either on their own or in collaboration with our competitors;

•	partners with marketing rights may choose to devote fewer resources to the marketing of our partnered products than they do to products of their own development or products in-licensed from other third parties;

•	the timing and level of resources that our partners dedicate to the development program will affect the timing and amount of revenue we receive;

•	we do not have the ability to unilaterally terminate agreements (or partners may have extension or renewal rights) that we believe are not on commercially reasonable terms or consistent with our current business strategy;

•	partners may be unable to pay us as expected; and

•	partners may terminate their agreements with us unilaterally for any or no reason, in some cases with the payment of a termination fee penalty and in other cases with no termination fee penalty.

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

If we or our partners do not obtain regulatory approval for our product candidates on a timely basis, or at all, or if the terms of any approval impose significant restrictions or limitations on use, our business, results of operations and financial condition will be negatively affected.

We or our partners may not obtain regulatory approval for product candidates on a timely basis, or at all, or the terms of any approval (which in some countries includes pricing approval) may impose significant restrictions or limitations on use. Product candidates must undergo rigorous animal and human testing and an extensive FDA mandated or equivalent foreign authorities’ review process for safety and efficacy. This process generally takes a number of years and requires the expenditure of substantial resources. The time required for completing testing and obtaining approvals is uncertain, and the FDA and other U.S. and foreign regulatory agencies have substantial discretion to terminate clinical trials, require additional clinical development or other testing at any phase of development, delay or withhold registration and marketing approval and mandate product withdrawals, including recalls. In addition, undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restricted label or the delay or denial of regulatory approval by regulatory authorities.

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

On September 20, 2009, we entered into a worldwide exclusive license agreement with AstraZeneca for the further development and commercialization of NKTR-118 and NKTR-119. In addition, we have also entered into complex commercial agreements with Novartis in connection with the sale of certain assets related to our pulmonary business, associated technology and intellectual property to Novartis (the Novartis Pulmonary Asset Sale), which was completed on December 31, 2008. Our agreements with AstraZeneca and Novartis contain complex representations and warranties, covenants and indemnification obligations that could result in substantial future liability and harm our financial condition if we breach any of our agreements with AstraZeneca or Novartis or any third party agreements impacted by these complex transactions. As part of the Novartis Pulmonary Asset Sale, we entered an exclusive license agreement with Novartis Pharma pursuant to which Novartis Pharma grants back to us an exclusive, irrevocable, perpetual, royalty-free and worldwide license under certain specific patent rights and other related intellectual property rights necessary for us to satisfy certain continuing contractual obligations to third parties, including in connection with development, manufacture, sale and commercialization activities related to our partnered program for Amikacin Inhale with Bayer Healthcare LLC. We also entered into a service agreement pursuant to which we have subcontracted to Novartis certain services to be performed related to our partner program for Amikacin Inhale.

From time to time, we have informal dispute resolution discussions with third parties regarding the appropriate interpretation of the complex commercial terms contained in our agreements. One or more disputes may arise or escalate in the future regarding our collaboration agreements, transaction documents, or third-party license agreements that may ultimately result in costly litigation and unfavorable interpretation of contract terms, which would have a material adverse impact on our business, results of operations or financial condition.

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

For the year ended December 31, 2010, we reported a net loss of $37.9 million. If and when we achieve profitability depends upon a number of factors, including the timing and recognition of milestone payments and royalties received, the timing of revenue under our collaboration agreements, the amount of investments we make in our proprietary product candidates and the regulatory approval and market success of our product candidates. We may not be able to achieve and sustain profitability.

Other factors that will affect whether we achieve and sustain profitability include our ability, alone or together with our partners, to:

•	develop products utilizing our technologies, either independently or in collaboration with other pharmaceutical or biotech companies;

•	effectively estimate and manage clinical development costs, particularly the cost of NKTR-102 since we expect to bear a majority or all of such costs;

•	receive necessary regulatory and marketing approvals;

•	maintain or expand manufacturing at necessary levels;

•	achieve market acceptance of our partnered products;

•	receive royalties on products that have been approved, marketed or submitted for marketing approval with regulatory authorities; and

•	maintain sufficient funds to finance our activities.

If we do not generate sufficient cash through restructuring our convertible notes or raising additional capital, we may be unable to meet our substantial debt obligations.

As of December 31, 2010, we had cash, cash equivalents, and short-term investments in marketable securities valued at approximately $315.9 million and approximately $240.4 million of indebtedness, including approximately $215.0 million in convertible subordinated notes due September 2012, $19.0 million in capital lease obligations, and $6.4 million of other liabilities. On January 24, 2011, we completed a public offering of our common stock with proceeds of approximately $220.4 million. Additionally, we incurred approximately $0.6 million in legal and accounting fees, filing fees, and other offering expenses.

Our substantial indebtedness has and will continue to impact us by:

•	making it more difficult to obtain additional financing;

•	constraining our ability to react quickly in an unfavorable economic climate;

•	constraining our stock price; and

•	constraining our ability to invest in our proprietary product development programs.

Currently, we are not generating positive cash flow. If we are unable to satisfy our debt service requirements, substantial liquidity problems could result. In relation to our convertible notes, since the market price of our common stock is significantly below the conversion price, the holders of our outstanding convertible notes are unlikely to convert the notes to common stock in accordance with the existing terms of the notes. If we do not generate sufficient cash from operations to repay principal or interest on our remaining convertible notes, or satisfy any of our other debt obligations, when due, we may have to raise additional funds from the issuance of equity or debt securities or entry into collaboration partnerships or otherwise restructure our obligations. Any such financing or restructuring may not be available to us on commercially acceptable terms, if at all.

If government and private insurance programs do not provide payment or reimbursement for our partnered products or proprietary products, those products will not be widely accepted, which would have a negative impact on our business, results of operations and financial condition.

In both domestic and foreign markets, sales of our partnered and proprietary products that have received regulatory approval will depend in part on market acceptance among physicians and patients, pricing approvals by government authorities and the availability of payment or reimbursement from third-party payers, such as government health administration authorities, managed care providers, private health insurers and other organizations. Such third-party payers are increasingly challenging the price and cost effectiveness of medical products and services. Therefore, significant uncertainty exists as to the pricing approvals for, and the payment or reimbursement status of, newly approved healthcare products. Moreover, legislation and regulations affecting the pricing of pharmaceuticals may change before regulatory agencies approve our proposed products for marketing and could further limit pricing approvals for, and reimbursement of, our products from government authorities and third-party payers. A government or third-party payer decision not to approve pricing for, or provide adequate coverage and reimbursements of, our products would limit market acceptance of such products.

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

There are several competitors for our proprietary product candidates currently in development. For Amikacin Inhale, the current standard of care includes several approved intravenous antibiotics for the treatment of either hospital-acquired pneumonia or ventilator-associated pneumonia in patients on mechanical ventilators. For NKTR-118 (oral PEGylated naloxol), there are currently several alternative therapies used to address opioid-induced constipation (OIC) and opioid-induced bowel dysfunction (OBD), including subcutaneous Relistor® (methylnaltrexone bromide) and oral and rectal over-the-counter laxatives and stool softeners such as docusate sodium, senna and milk of magnesia. In addition, there are a number of companies developing potential products which are in various stages of clinical development and are being evaluated for the treatment of OIC and OBD in different patient populations, including Adolor Corporation, GlaxoSmithKline plc, Progenics Pharmaceuticals, Inc. in collaboration with Salix Pharmaceuticals, Ltd., Mundipharma Int. Limited, Sucampo Pharmaceuticals, Alkermes, Inc. and Takeda Pharmaceutical Company Limited. For NKTR-102 (topoisomerase I inhibitor-polymer conjugate), there are a number of chemotherapies and cancer therapies approved today and in various stages of clinical development for ovarian and breast cancers including but not limited to: Avastin® (bevacizumab), Camptosar® (irinotecan), Doxil® (doxorubicin HCl), Ellence® (epirubicin), Gemzar® (gemcitabine), Herceptin® (trastuzumab), Hycamtin® (topotecan), Iniparib, Paraplatin® (carboplatin), and Taxol® (paclitaxel). Major pharmaceutical or biotechnology companies with approved drugs or drugs in development for these cancers include Bristol-Meyers Squibb, Eli Lilly & Co., Roche, GlaxoSmithKline plc, Johnson and Johnson, Pfizer, Inc., Sanofi Aventis, and many others. There are approved therapies for the treatment of colorectal cancer, including Eloxatin® (oxaliplatin), Camptosar® (irinotecan), Avastin® (bevacizumab), Erbitux® (cetuximab), Vectibix® (panitumumab), Xeloda® (capecitabine), Adrucil® (fluorouracil), and Wellcovorin ® (leucovorin). In addition, there are a number of drugs in various stages of preclinical and clinical development from companies exploring cancer therapies or improved chemotherapeutic agents to potentially treat colorectal cancer, including, but not limited to, products in development from Bristol-Myers Squibb Company, Pfizer, Inc., GlaxoSmithKline plc, Antigenics, Inc., F. Hoffmann-La Roche Ltd, Novartis AG, Cell Therapeutics, Inc., Neopharm Inc., Meditech Research Ltd, Alchemia Limited, Enzon Pharmaceuticals, Inc. and others.

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

From time to time, third parties have asserted, and may in the future assert, that we or our partners infringe their proprietary rights, such as patents and trade secrets, or have otherwise breached our obligations to them. The third party often bases its assertions on a claim that its patents cover our technology or that we have misappropriated its confidential or proprietary information. Similar assertions of infringement could be based on future patents that may issue to third parties. In certain of our agreements with our partners, we are obligated to indemnify and hold harmless our partners from intellectual property infringement, product liability and certain other claims, which could cause us to incur substantial costs if we are called upon to defend ourselves and our partners against any claims. If a third party obtains injunctive or other equitable relief against us or our partners, they could effectively prevent us, or our partners, from developing or commercializing, or deriving revenue from, certain products or product candidates in the U.S. and abroad. For instance, F. Hoffmann-La Roche Ltd, to which we license our proprietary PEGylation reagent for use in the MIRCERA product, was a party to a significant patent infringement lawsuit brought by Amgen Inc. related to Roche’s proposed marketing and sale of MIRCERA to treat chemotherapy anemia in the U.S. In October 2008, a federal court ruled in favor of Amgen, issuing a permanent injunction preventing Roche from marketing or selling MIRCERA in the U.S. In December 2009, the U.S. District court for the District of Massachusetts entered a final judgment and permanent injunction, and Roche and Amgen entered into a settlement and limited license agreement which allows Roche to begin selling MIRCERA in the U.S. in July 2014.

Third-party claims involving proprietary rights or other matters could also result in the award of substantial damages to be paid by us or a settlement resulting in significant payments to be made by us. For instance, a settlement might require us to enter a license agreement under which we pay substantial royalties or other compensation to a third party, diminishing our future economic returns from the related product. In 2006, we entered into a litigation settlement related to an intellectual property dispute with the University of Alabama in Huntsville pursuant to which we paid $11.0 million and agreed to pay an additional $10.0 million in equal $1.0 million installments over ten years ending with the last payment due on July 1, 2016. We cannot predict with certainty the eventual outcome of any pending or future litigation. Costs associated with such litigation, substantial damage claims, indemnification claims or royalties paid for licenses from third parties could have a material adverse effect on our business, results of operations and financial condition.

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

Our business strategy requires us to manage our business to provide for the continued development and potential commercialization of our proprietary and partnered product candidates. Our strategy also calls for us to undertake increased research and development activities and to manage an increasing number of relationships with partners and other third parties, while simultaneously managing the expenses generated by these activities. Our decision to bring NKTR-102 into Phase 3 trials and to bear a majority or all of the clinical development costs substantially increases our expenses. If we are unable to manage effectively our current operations and any growth we may experience, our business, financial condition and results of operations may be adversely affected. If we are unable to effectively manage our expenses, we may find it necessary to reduce our personnel-related costs through further reductions in our workforce, which could harm our operations, employee morale and impair our ability to retain and recruit talent. Furthermore, if adequate funds are not available, we may be required to obtain funds through arrangements with partners or other sources that may require us to relinquish rights to certain of our technologies, products or future economic rights that we would not otherwise relinquish or require us to enter into other financing arrangements on unfavorable terms.

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

We must attract and retain experts in the areas of clinical testing, manufacturing, regulatory, finance, marketing and distribution and develop additional expertise in our existing personnel. In particular, as we plan to advance NKTR-102 into late stage development, additional highly qualified personnel will be required. We face intense competition from other biopharmaceutical companies, research and academic institutions and other organizations for qualified personnel. Many of the organizations with which we compete for qualified personnel have greater resources than we have. Because competition for skilled personnel in our industry is intense, companies such as ours sometimes experience high attrition rates with regard to their skilled employees. Further, in making employment decisions, job candidates often consider the value of the stock options they are to receive in connection with their employment. Our equity incentive plan and employee benefit plans may not be effective in motivating or retaining our employees or attracting new employees, and significant volatility in the price of our stock may adversely affect our ability to attract or retain qualified personnel. If we fail to attract new personnel or to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

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

Risks Related to Our Securities

The price of our common stock and convertible debt are expected to remain volatile.

Our stock price is volatile. During the year ended December 31, 2010, based on closing bid prices on The NASDAQ Global Select Market, our stock price ranged from $9.39 to $15.88 per share. We expect our stock price to remain volatile. In addition, as our convertible notes are convertible into shares of our common stock, volatility or depressed prices of our common stock could have a similar effect on the trading price of our notes. Also, interest rate fluctuations can affect the price of our convertible notes. A variety of factors may have a significant effect on the market price of our common stock or notes, including:

•	announcements of data from, or material developments in, our clinical trials or those of our competitors, including delays in clinical development, approval or launch;

•	announcements by collaboration partners as to their plans or expectations related to products using our technologies;

•	announcements or terminations of collaboration agreements by us or our competitors;

•	fluctuations in our results of operations;

•	developments in patent or other proprietary rights, including intellectual property litigation or entering into intellectual property license agreements and the costs associated with those arrangements;

•	announcements of technological innovations or new therapeutic products that may compete with our approved products or products under development;

•	announcements of changes in governmental regulation affecting us or our competitors;

•	hedging activities by purchasers of our convertible notes;

•	litigation brought against us or third parties to whom we have indemnification obligations;

•	public concern as to the safety of drug formulations developed by us or others; and

•	general market conditions.

Our stockholders may be diluted, and the price of our common stock may decrease, as a result of the exercise of outstanding stock options and warrants, the restructuring of our convertible notes, or the future issuances of securities.

We may restructure our convertible notes or issue additional common stock, preferred stock, restricted stock units or securities convertible into or exchangeable for our common stock. Furthermore, substantially all shares of common stock for which our outstanding stock options or warrants are exercisable are, once they have been purchased, eligible for immediate sale in the public market. The issuance of additional common stock, preferred stock, restricted stock units or securities convertible into or exchangeable for our common stock or the exercise of stock options or warrants would dilute existing investors and could lower the price of our common stock.

Restructuring of our convertible notes or raising additional funds by issuing equity securities could cause significant dilution to existing stockholders; restructured or additional debt financing may restrict our operations.

If we raise additional funds through the restructuring of our convertible notes or issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be diluted significantly, and these restructured or newly issued securities may have rights, preferences or privileges senior to those of our existing stockholders. If we restructure our notes or incur additional debt financing, the payment of principal and interest on such indebtedness may limit funds available for our business activities, and we could be subject to covenants that restrict our ability to operate our business and make distributions to our stockholders. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of our assets, as well as prohibitions on the ability of us to create liens, pay dividends, redeem our stock or make investments.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

California

We lease a 102,283 square foot facility in the Mission Bay Area of San Francisco, California (Mission Bay Facility), under an operating lease which expires in 2020. In November 2010, we moved into the Mission Bay Facility relocating all of our functions from the San Carlos, California facility (San Carlos Facility), including our corporate headquarters and research and development for our PEGylation and advanced polymer conjugate technology operations. Our lease for approximately 100,000 square feet of the San Carlos Facility is under a capital lease which expires in 2016. We are currently seeking one or more subtenants for the San Carlos Facility.

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

Alabama

We currently own three facilities consisting of approximately 149,333 square feet in Huntsville, Alabama, which house laboratories as well as administrative, clinical and commercial manufacturing facilities for our PEGylation and advanced polymer conjugate technology operations.

India

We own a research and development facility consisting of approximately 88,000 square feet, near Hyderabad, India. In addition, we lease approximately 3,000 square feet of facilities in or near Hyderabad, India under various operating leases, with expiration dates in 2011.

Item 3.	Legal Proceedings

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not currently a party to or aware of any proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

Item 4.	[Removed and Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock trades on the NASDAQ Global Select Market under the symbol “NKTR.” The table below sets forth the high and low closing sales prices for our common stock as reported on the NASDAQ Global Select Market during the periods indicated.

	High	Low

Year Ended December 31, 2009:
1st Quarter	$5.79	$4.03
2nd Quarter	6.94	5.02
3rd Quarter	10.47	5.89
4th Quarter	10.05	8.07
Year Ended December 31, 2010:
1st Quarter	$15.52	$9.39
2nd Quarter	15.58	11.25
3rd Quarter	15.21	11.60
4th Quarter	15.88	12.30

Holders of Record

As of February 25, 2011, there were approximately 264 holders of record of our common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently expect to retain any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

There were no sales of unregistered securities and there were no common stock repurchases made during the year ended December 31, 2010.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding our equity compensation plans as of December 31, 2010 is disclosed in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K and is incorporated herein by reference from our proxy statement for our 2011 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

The following graph compares, for the five year period ended December 31, 2010, the cumulative total stockholder return (change in stock price plus reinvested dividends) of our common stock with (i) the NASDAQ Composite Index, (ii) the NASDAQ Pharmaceutical Index, (iii) the RGD SmallCap Pharmaceutical Index, (iv) the NASDAQ Biotechnology Index and (v) the RDG SmallCap Biotechnology Index. Measurement points are the last trading day of each of our fiscal years ended December 31, 2006, December 31, 2007, December 31, 2008,

December 31, 2009 and December 31, 2010. The graph assumes that $100 was invested on December 31, 2005 in the common stock of the Company, the NASDAQ Composite Index, the Nasdaq Pharmaceutical Index, the RGD SmallCap Pharmaceutical Index, the NASDAQ Biotechnology Index and the RDG SmallCap Biotechnology Index and assumes reinvestment of any dividends. The stock price performance in the graph is not intended to forecast or indicate future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

*	$100 invested on 12/31/05 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Item 6.	Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL INFORMATION
(In thousands, except per share information)

The selected consolidated financial data set forth below should be read together with the consolidated financial statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the other information contained herein.

	Years Ended December 31,
	2010	2009	2008	2007	2006

Statements of Operations Data:
Revenue:
Product sales and royalties(1)	$34,667	$35,288	$41,255	$180,755	$153,556
License, collaboration and other revenue(2)	124,372	36,643	48,930	92,272	64,162

Total revenue	159,039	71,931	90,185	273,027	217,718
Total operating costs and expenses(3)(4)	187,294	167,063	172,837	309,175	376,948

Loss from operations	(28,255)	(95,132)	(82,652)	(36,148)	(159,230)
Gain on debt extinguishment	—	—	50,149	—	—
Interest and other income (expense), net	(8,802)	(7,640)	(2,639)	4,696	5,297
Provision (benefit) for income taxes	881	(253)	(806)	1,309	828

Net loss	$(37,938)	$(102,519)	$(34,336)	$(32,761)	$(154,761)

Basic and diluted net loss per share(5)	$(0.40)	$(1.11)	$(0.37)	$(0.36)	$(1.72)
Shares used in computing basic and diluted net loss per share(5)	94,079	92,772	92,407	91,876	89,789

	As of December 31,
	2010	2009	2008	2007	2006

Balance Sheet Data:
Cash, cash equivalents and investments	$315,932	$396,211	$378,994	$482,353	$466,977
Working capital	$289,871	$260,650	$337,846	$425,191	$369,457
Total assets	$521,225	$575,518	$560,536	$725,103	$768,177
Deferred revenue	$145,347	$192,372	$65,577	$80,969	$40,106
Convertible subordinated notes	$214,955	$214,955	$214,955	$315,000	$417,653
Other long-term liabilities	$22,585	$23,344	$25,585	$27,543	$29,189
Accumulated deficit	$(1,264,547)	$(1,226,609)	$(1,124,090)	$(1,089,754)	$(1,056,993)
Total stockholders’ equity	$90,662	$102,367	$190,154	$214,439	$227,060

(1)	2007 and 2006 product sales and royalties include commercial manufacturing revenue from Exubera bulk dry powder insulin and Exubera inhalers.

(2)	2007 and 2006 collaboration and other revenue included Exubera commercialization readiness revenue.

(3)	Operating costs and expenses includes the Gain on sale of pulmonary assets of $69.6 million in 2008 and the Gain on termination of collaborative agreements, net of $79.2 million in 2007.

(4)	Basic and diluted net loss per share is based upon the weighted average number of common shares outstanding.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section as well as factors described in “Part I, Item 1A — Risk Factors.”

Overview

Strategic Direction of Our Business

We are a clinical-stage biopharmaceutical company developing a pipeline of drug candidates that utilize our PEGylation and advanced polymer conjugate technology platforms, which are designed to improve the benefits of drugs for patients. Our current proprietary product pipeline is comprised of drug candidates across a number of therapeutic areas, including oncology, pain, anti-infectives, anti-viral and immunology. Our research and development activities involve small molecule drugs, peptides and other potential biologic drug candidates. We create our innovative drug candidates by using our proprietary advanced polymer conjugate technologies and expertise to modify the chemical structure of drugs to create new molecular entities. Polymer chemistry is a science focused on the synthesis or bonding of polymer architectures with drug molecules to alter the properties of the molecule when it is bonded with polymers. Additionally, we may utilize established pharmacologic targets to engineer a new drug candidate relying on a combination of the known properties of these targets and our proprietary polymer chemistry technology and expertise. Our drug candidates are designed to improve the pharmacokinetics, pharmacodynamics, half-life, bioavailability, metabolism or distribution of drugs and improve the overall benefits and use of a drug for the patient. Our objective is to apply our advanced polymer conjugate technology platform to create new drugs in multiple therapeutic areas.

During 2010, we continued to make substantial investments to advance our pipeline of drug candidates from early stage discovery research through clinical development. In 2010, we continued to advance Phase 2 clinical trials for NKTR-102 (topoisomerase I inhibitor-polymer conjugate) in platinum resistant/refractory ovarian cancer, metastatic breast cancer and metastatic colorectal cancer. The Phase 2 clinical trial in metastatic breast cancer patients was fully enrolled in 2010 with patients continuing in the study into 2011. In 2010, we expanded the Phase 2 clinical trial by 50 patients in platinum resistant/refractory ovarian cancer patients and on March 1, 2011, we announced that we intended to further expand this study by up to 60 additional patients. We expect this expansion trial to continue to enroll in 2011. The Phase 2 clinical study in metastatic colorectal cancer patients is still enrolling. Enrollment in the colorectal cancer study has been challenging due to the fact that the comparator arm of this study, single-agent irinotecan, is not the standard of care for second line metastatic colorectal therapy in the United States or Europe.

In December 2010, we announced that we were planning to take NKTR-102 into Phase 3 clinical development prior to seeking a collaboration partner. We are currently planning a comparative Phase 3 clinical study for NKTR-102 in metastatic breast cancer and plan to start this study in late 2011. In addition, we will also continue the expanded Phase 2 clinical trial in platinum resistant/refractory patients to evaluate the potential of an early submission of a New Drug Application to the United States Food and Drug Administration depending on our assessment of those expanded study results. The size, scope and timing of our investment in a comparative Phase 3 clinical study in platinum resistant/refractory ovarian cancer will depend upon a number of important variables including our evaluation of the expanded Phase 2 study results, discussions with health authorities and key opinion leaders, evolving regulatory standards and requirements, and the estimated cost of these studies. We anticipate our Phase 3 development plans for NKTR-102 to require substantial investment over the next several years.

Our focus on research and clinical development requires substantial investments that continue to increase as we advance each drug candidate through each phase of the development cycle. In addition to advancing our proprietary programs that are currently in clinical development, we are committed to continuing to make significant investments to advance new opportunities from our earlier stage research discovery pipeline. For example, we plan to start a Phase 1 clinical study for NKTR-181 in the first half of 2011. While we believe that our substantial investment in research and development has the potential to create significant value if one or more of our drug candidates demonstrates positive clinical results and/or receives regulatory approval in one or more major markets, drug research and development is an inherently uncertain process and there is a high risk of failure at every stage prior to approval and the timing and outcome of clinical trial results is extremely difficult to predict. Clinical development successes and failures can have a disproportionate positive or negative impact on our scientific and medical prospects, financial prospects, financial condition, and market value.

We have a number of existing license and collaboration agreements with third parties in which we have an economic interest and could have a material impact on our business, results of operations and financial condition. In particular, the future clinical and commercial success or failure of our collaboration with AstraZeneca for NKTR-118 and NKTR-119 and our collaboration with Bayer for Amikacin Inhale will have a material impact on our business and financial condition over the next several years. In addition, the amount of revenue that we derive from UCB’s CIMZIA®, Roche’s MIRCERA®, Map’s Levadextm and Affymax’s Hematidetm, among other of our collaboration agreements, will together have a material impact on our business, financial results and cash position. Because drug development and commercialization is subject to numerous risks and uncertainties, there is a substantial risk that our future revenue from one or more of these agreements will be less than we project in our business plans.

Historically, we have entered into a number of license and supply contracts under which we manufactured and supplied our proprietary PEGylation reagents on a cost-plus or fixed price basis. Our current strategy is to manufacture and supply PEGylation reagents to support our proprietary drug candidates or for third party collaborators where we have a strategic development and commercialization relationship or where we derive substantial economic benefit. As a result, whenever possible, we are renegotiating or not seeking renewal of legacy manufacturing supply arrangements that do not include a strategic development or commercialization component. For example, in October 2010 we entered into a supply, dedicated suite and manufacturing guarantee agreement with Amgen Inc. and Amgen Manufacturing, Limited, which has significantly amended economic and other terms in the non-exclusive supply and license agreement we previously entered into with Amgen in July 1995. In addition, in December 2010 we entered into an amended manufacturing and supply agreement with Merck (through its subsidiary Schering) to provide for transfer to an alternative manufacturer and revised economics for an interim supply arrangement until that transition is completed.

Key Developments and Trends in Liquidity and Capital Resources

At December 31, 2010, we had approximately $315.9 million in cash, cash equivalents, and short-term investments and $240.4 million in indebtedness. On January 24, 2011, we completed a public offering of our common stock with proceeds of approximately $220.4 million. Additionally, as part of the public offering, we incurred approximately $0.6 million in legal and accounting fees, filing fees, and other offering expenses. We have $215.0 million in outstanding convertible subordinated notes due September 2012. We do not have sufficient resources to fund our research and development plans and repay these convertible notes. We have no material credit facility or other material committed sources of capital. We expect the Phase 3 clinical studies of NKTR-102 to require particularly significant resources because we anticipate bearing a majority or all of the development costs for that drug candidate. Prior to the maturity of the convertible notes, we plan to explore a number of alternatives to provide for the repayment of the notes, including restructuring the notes.

We have financed our operations primarily through revenue from product sales and royalties, development and commercialization collaboration contracts and debt and equity financings. While in the past we have received a number of significant payments from license and collaboration agreements and other significant transactions, we do not currently anticipate receiving substantial payments for new transactions in the near future. To date we have incurred substantial debt as a result of our issuances of subordinated notes that are convertible into our common stock. Our substantial debt, the market price of our securities, and the general economic climate, among other factors, could have material consequences for our financial condition and could affect our sources of short-term and long-term funding. Our ability to meet our ongoing operating expenses and repay our outstanding indebtedness is dependent upon our and our partners’ ability to successfully complete clinical development of, obtain regulatory approvals for and successfully commercialize new drugs. Even if we or our partners are successful, we may require additional capital to continue to fund our operations and repay our debt obligations as they become due. There can be no assurance that additional funds, if and when required, will be available to us on favorable terms, if at all.

Results of Operations

Years Ended December 31, 2010, 2009, and 2008

Revenue (in thousands, except percentages)

						Percentage	Percentage
				Increase/	Increase/	Increase/	Increase/
	Years Ended December 31,			(Decrease)	(Decrease)	(Decrease)	(Decrease)
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008	2010 vs. 2009	2009 vs. 2008

Product sales and royalties	$34,667	$35,288	$41,255	$(621)	$(5,967)	(2)%	(14)%
License, collaboration and other	124,372	36,643	48,930	87,729	(12,287)	239%	(25)%

Total revenue	$159,039	$71,931	$90,185	$87,108	$(18,254)	121%	(20)%

Total revenue increased for the year ended December 31, 2010 compared to the year ended December 31, 2009 primarily due to the recognition of the remaining $101.4 million of the $125.0 million upfront payment received from AstraZeneca AB for NKTR-118 and NKTR-119 in the fourth quarter of 2009. For the year ended December 31, 2010, recognition of amounts received from AstraZeneca AB represented 68% of our total revenue.

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

Product sales and royalties

Product sales include cost-plus and fixed price manufacturing and supply agreements with our collaboration partners. We also receive royalty revenue from certain of our collaboration partners based on their net sales once their products are approved for commercial sale. Royalty revenues were $7.3 million, $5.2 million, and $3.5 million for the years ended December 31, 2010, 2009, and 2008, respectively.

The decrease in product sales and royalties for the year ended December 31, 2010 compared to the year ended December 31, 2009 is attributable to decreased product sales of $2.7 million partially offset by increased royalty revenue of $2.1 million. The timing of shipments is based on the demand and requirements of our collaboration partners and is not ratable throughout the year.

We expect product sales and royalties to decrease in 2011 due to decreased product sales partially offset by increased royalty revenues.

Lower product demand from our collaboration partners resulted in decreased product sales of approximately $7.5 million for the year ended December 31, 2009 compared to the year ended December 31, 2008. For the year ended December 31, 2009, an increase in royalties of approximately $1.6 million partially offset the decrease in product sales compared to the year ended December 31, 2008.

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

For the year ended December 31, 2010, the increase in license, collaboration and other revenue compared to the year ended December 31, 2009 is primarily attributable to recognition of the upfront payment received from AstraZeneca for NKTR-118 and NKTR-119 in the fourth quarter of 2009, contract research and other revenue from AstraZeneca, and the recognition of the license extension option payment received from Roche in December 2009. Under the AstraZeneca license agreement and related technology transfer agreement, we recognized $101.4 million and $23.6 million of the $125.0 million upfront payment and $6.5 million and $1.5 million of contract research and other revenue for the years ended December 31, 2010 and 2009, respectively. We recognized $5.1 million and $0.2 million, respectively, of the $31.0 million license extension option payment from Roche for the years ended December 31, 2010 and 2009, respectively.

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

We expect license, collaboration and other revenue to substantially decrease in 2011 due to the complete recognition as of December 31, 2010 of the upfront payment we received under the AstraZeneca license agreement.

The timing and future success of our drug development programs and those of our collaboration partners are subject to a number of risks and uncertainties. See “Part I, Item 1A — Risk Factors” for discussion of the risks associated with our partnered research and development programs.

Revenue by geography

Revenue by geographic area is based on locations of our partners. The following table sets forth revenue by geographic area (in thousands):

	Years Ended December 31,
	2010	2009	2008

United States	$29,636	$29,511	$30,800
European countries	129,403	42,420	59,385

Total revenue	$159,039	$71,931	$90,185

The increase in revenue attributable to European countries for the year ended December 31, 2010 compared to the year ended December 31, 2009 is primarily attributable to the revenue we recognized from the AstraZeneca collaboration transaction.

Cost of goods sold (in thousands, except percentages)

						Percentage	Percentage
				Increase/	Increase/	Increase/	Increase/
	Years Ended December 31,			(Decrease)	(Decrease)	(Decrease)	(Decrease)
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008	2010 vs. 2009	2009 vs. 2008

Cost of goods sold	$25,667	$30,948	$28,216	$(5,281)	$2,732	(17)%	10%
Product gross profit	9,000	4,340	13,039	4,660	(8,699)	107%	(67)%

Product gross margin	26%	12%	32%

The decrease in cost of goods sold during the year ended December 31, 2010 compared to the year ended December 31, 2009 is primarily due to the $2.7 million decrease in product sales and the inclusion in cost of goods sold in 2009 of a $2.1 million success fee that became due to one of our former consulting firms in 2009. The increase to product gross margin during the year ended December 31, 2010 compared to the year ended December 31, 2009 is primarily attributable to the $2.1 million increase in royalty revenues recognized in 2010 without a related cost and the $2.1 million success fee included in cost of goods sold in 2009.

The decrease to product gross margin during the year ended December 31, 2009 compared to the year ended December 31, 2008 is primarily attributable to lower manufacturing volumes and the $2.1 million success fee that became due to one of our former consulting firms in 2009.

As a result of the fixed cost base associated with our manufacturing activities, we expect product gross margin to fluctuate in future periods depending on the level of manufacturing orders from our customers.

Other cost of revenue (in thousands, except percentages)

						Percentage	Percentage
				Increase/	Increase/	Increase/	Increase/
	Years Ended December 31,			(Decrease)	(Decrease)	(Decrease)	(Decrease)
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008	2010 vs. 2009	2009 vs. 2008

Other cost of revenue	$—	$—	$6,821	$—	$(6,821)	n/a	n/a

Other cost of revenue consists of idle Exubera manufacturing capacity costs that were incurred by us prior to the termination of all of our inhaled insulin programs in April 2008. We do not expect to incur any additional idle Exubera manufacturing capacity costs.

Research and development expense (in thousands, except percentages)

						Percentage	Percentage
				Increase/	Increase/	Increase/	Increase/
	Years Ended December 31,			(Decrease)	(Decrease)	(Decrease)	(Decrease)
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008	2010 vs. 2009	2009 vs. 2008

Research & development expense	$108,065	$95,109	$154,417	$12,956	$(59,308)	14%	(38)%

Research and development expense consists primarily of personnel costs, including salaries, benefits and stock-based compensation, clinical study costs, including direct costs of contract research organizations (CROs) and other vendors, direct costs of outside research, materials and supplies, licenses and fees and overhead allocations consisting of various support and facilities related costs.

The increase in research and development expense for the year ended December 31, 2010 compared to the year ended December 31, 2009 is primarily attributable to an $8.4 million increase in salaries and employee benefits due to increased headcount to support our expanded clinical efforts and further investment in and development of our research capabilities and pipeline. The increase also includes a $3.8 million increase in non-cash stock-based compensation expense due to our higher stock price and increased headcount, a $3.1 million increase to facilities and equipment costs primarily due to the completion of our India research facility and to the move to our new facility in the Mission Bay Area of San Francisco, California (Mission Bay Facility), and a $2.7 million increase in supplies, including clinical trial materials. These expense increases were partially offset by a $5.5 million decrease in outside services, including contract research organizations, due primarily to lower expenses for the NKTR-118 and NKTR-119 programs as a result of our successful completion of Phase 2 clinical studies and collaboration with AstraZeneca pursuant to the license agreement entered into in September 2009.

The decrease in research and development expense for the year ended December 31, 2009 compared to the year ended December 31, 2008 is primarily attributable to the divestiture of certain pulmonary research and development programs as part of the Novartis Pulmonary Asset Sale. Research and development expense related to the divested pulmonary programs totaled $52.6 million for the year ended December 31, 2008 which was comprised of facility, employee related and other costs. Additionally, in 2008 we recorded approximately $5.9 million in other expenses related to the workforce reduction completed in February 2008 and additional severance costs related to the Novartis Pulmonary Asset Sale.

We utilize our employee and infrastructure resources across multiple development projects as well as our research programs directed towards identifying other product candidates based on our technology platform. The following table shows expenses incurred for preclinical study support, contract manufacturing for clinical supplies and clinical and regulatory services provided by third parties and direct materials costs for each of our product candidates. The table also presents other costs and overhead consisting of personnel, facilities and other indirect costs (in thousands):

	Clinical	Years Ended December 31,
	Study Status(1)	2010	2009	2008

NKTR-102 (topoisomerase I inhibitor-polymer conjugate)	Phase 2	$14,730	$17,509	$15,710
BAY41-6551 (Amikacin Inhale, formerly NKTR-061)(2)	Completed Phase 2	12,606	13,482	6,033
NKTR-181 (abuse deterrent, tamper-resistant opioid)	Pre-clinical	4,389	—	—
NKTR-118 (oral PEGylated naloxol)(3)	Completed Phase 2	3,439	9,607	16,926
NKTR-105 (PEGylated docetaxel)	Phase 1	2,137	2,188	3,688
Other PEGylation product candidates	Various	7,460	7,084	5,391
Other pulmonary product candidates(4)	n/a	—	105	10,048

Total third party and direct materials costs		44,761	49,975	57,796
Personnel, overhead and other costs		48,736	36,672	82,323
Stock-based compensation and depreciation		14,568	8,462	14,298

Research and development expense		$108,065	$95,109	$154,417

(1)	Clinical Study Status definitions are provided in the chart found in Part I, Item 1. Business.

(2)	Partnered with Bayer Healthcare LLC in August 2007. As part of the Novartis Pulmonary Asset Sale, we retained an exclusive license to this technology for the development and commercialization of this product.

(3)	Partnered with AstraZeneca AB (AstraZeneca) in 2009. In general, all development costs incurred by us after partnering with AstraZeneca are reimbursed by AstraZeneca.

(4)	Consists of costs associated with pulmonary products that have been assigned, transferred or terminated.

As shown in the table above, our most significant investments in specific development programs in 2010 included NKTR-102, BAY41-6551 (Amikacin Inhale, formerly NKTR-061), NKTR-181, NKTR-118, and NKTR-105. In addition, we continue to actively perform research and pre-clinical development of other drug candidates based on our proprietary advanced polymer conjugate technology platform.

We expect research and development expense will substantially increase over the next several years. We plan to continue to advance NKTR-102 in Phase 2 clinical trials for breast, ovarian and colorectal cancers. In 2011, we are completing our Phase 2 clinical trial in metastatic breast cancer patients and we are currently planning a comparative Phase 3 clinical development program in metastatic breast cancer patients that we plan to start by the end of 2011. Our expanded Phase 2 clinical trial in platinum resistant/refractory ovarian cancer patients will continue throughout 2011. We are currently also evaluating various options for Phase 3 clinical development of NKTR-102 in platinum resistant/refractory ovarian cancer patients. At the same time, we will also be advancing the Phase 2 clinical study for NKTR-102 in colorectal cancer patients and we expect to continue to enroll patients throughout 2011 and beyond. In December 2010, we announced that we intended to continue development of NKTR-102 into Phase 3 clinical development prior to completing a collaboration partnership for this drug candidate. As such, we will be funding all of the clinical development costs for NKTR-102 without reimbursement from a collaboration partner for the foreseeable future. The clinical development costs for NKTR-102 will be significant and we have not yet completed our Phase 3 planning. As a result, we do not currently have any estimate of the dates or costs to complete the clinical development efforts for any of the cancer indications in which we are studying NKTR-102.

In 2011, we will be investing in a Phase 1 clinical study for NKTR-181 (an abuse deterrent, tamper-resistant opioid) that we expect to start and complete in 2011. In addition, we plan to continue to make substantial investments to support the clinical and commercial manufacturing preparation and scale-up for the inhaler devices to supply Bayer for the Amikacin Inhale program. Under our collaboration agreement with Bayer, we are responsible for all clinical and commercial supply of the inhaler devices for Amikacin Inhale. We do not expect to have any significant future research and development costs associated with NKTR-118 and NKTR-119 as AstraZeneca is responsible for all further development and commercialization costs for these drug candidates.

In addition to our programs that will be in clinical development in 2011, we believe it is important to continue our substantial investment in a diverse pipeline of new drug candidates to continue to build on the value of our business. Our discovery research organization is identifying new drug candidates by applying our technology platform to a wide range of molecule classes, including small molecules and large proteins, peptides and antibodies, across multiple therapeutic areas. We plan to continue to advance our most promising early research drug candidates into preclinical development with the objective to advance these early stage research programs to human clinical studies over the next several years.

Our expenditures on current and future preclinical and clinical development programs are subject to numerous uncertainties in timing and cost to completion. In order to advance our product candidates through clinical development, the product candidates are tested in numerous preclinical safety, toxicology and efficacy studies. We then conduct clinical trials for our drug candidates that take several years to complete. The cost and time required to complete clinical trials may vary significantly over the life of a clinical development program as a result of a variety of factors, including but not limited to:

•	the number of patients required to fully enroll a clinical trial;

•	the length of time required to enroll clinical trial participants;

•	the number and location of sites included in the clinical trials;

•	the clinical trial designs required by the health authorities (i.e. primary and secondary end points);

•	the potential for changing standards of care for the target patient population;

•	the competition for patient recruitment from competitive drug candidates being studied in the same clinical setting;

•	the costs of producing supplies of the product candidates needed for clinical trials and regulatory submissions;

•	the safety and efficacy profile of the drug candidate;

•	the use of clinical research organizations to assist with the management of the trials; and

•	the costs and timing of, and the ability to secure, regulatory approvals.

Furthermore, our strategy includes entering into collaborations with third parties to participate in the development and commercialization of some of our drug candidates such as NKTR-118, NKTR-119, and Amikacin Inhale. In these situations, the clinical trial process for a drug candidate and the estimated completion date will largely be under the control of that third party and not under our control. We cannot forecast with any degree of certainty which of our product candidates will be subject to future collaborations or how such arrangements would affect our development plans or capital requirements.

The risks and uncertainties associated with our research and development projects are discussed more fully in Item 1A — Risk Factors. As a result of the uncertainties discussed above, we are unable to determine with any degree of certainty the duration and completion costs of our research and development projects, anticipated completion dates or when and to what extent we will receive cash inflows from a collaboration arrangement or the commercialization of a drug candidate.

General and administrative expense (in thousands, except percentages)

						Percentage	Percentage
				Increase/	Increase/	Increase/	Increase/
	Years Ended December 31,			(Decrease)	(Decrease)	(Decrease)	(Decrease)
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008	2010 vs. 2009	2009 vs. 2008

General & administrative expense	$40,986	$41,006	$51,497	$(20)	$(10,491)	—%	(20)%

General and administrative expenses are associated with administrative staffing, business development, finance, marketing, and legal.

General and administrative expenses for the year ended December 31, 2010 remained at a consistent level compared to the year ended December 31, 2009. In 2011, we expect general and administrative expenses to increase modestly compared to 2010.

The decrease in general and administrative expenses for the year ended December 31, 2009 compared to the year ended December 31, 2008 is primarily attributable to decreased employee compensation costs of $4.1 million, decreased professional fees of $4.3 million, and decreased marketing costs of $1.5 million due to our election to terminate our co-promotion rights and obligations under the collaboration agreement with Bayer for Amikacin Inhale.

Impairment of long lived assets (in thousands except percentages)

						Percentage	Percentage
				Increase/	Increase/	Increase/	Increase/
	Years Ended December 31,			(Decrease)	(Decrease)	(Decrease)	(Decrease)
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008	2010 vs. 2009	2009 vs. 2008

Impairment of long-lived assets	$12,576	$—	$1,458	$12,576	$(1,458)	n/a	n/a

During the year ended December 31, 2010, we relocated all of our operations previously located in San Carlos, California, including our corporate headquarters, to our Mission Bay Facility in San Francisco, California. This event triggered an impairment test to be performed for the remaining assets located in San Carlos and an impairment charge of $12.6 million was recognized as a result. We determined the carrying value of the San Carlos facility exceeded its fair value based on a discounted cash flow model.

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

Gain on sale of pulmonary assets (in thousands except percentages)

						Percentage	Percentage
				Increase/	Increase/	Increase/	Increase/
	Years Ended December 31,			(Decrease)	(Decrease)	(Decrease)	(Decrease)
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008	2010 vs. 2009	2009 vs. 2008

Gain on sale of pulmonary assets	$—	$—	$69,572	$—	$(69,572)	n/a	n/a

On December 31, 2008, we sold certain of our pulmonary assets to Novartis for $115.0 million. The gain on sale of pulmonary assets includes the purchase price received from Novartis less the net book value of property and equipment of $37.3 million, an equity investment in Pearl Therapeutics, Inc. of $2.7 million, transaction costs of $4.6 million, and other costs of $0.9 million.

Interest income (in thousands except percentages)

						Percentage	Percentage
				Increase/	Increase/	Increase/	Increase/
	Years Ended December 31,			(Decrease)	(Decrease)	(Decrease)	(Decrease)
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008	2010 vs. 2009	2009 vs. 2008

Interest income	$1,545	$3,688	$12,495	$(2,143)	$(8,807)	(58)%	(70)%

The decreases in interest income for the years ended December 31, 2010 and 2009 compared to the previous years were primarily attributable to lower interest rates earned on our cash, cash equivalents, and available-for-sale investments.

Interest expense (in thousands except percentages)

						Percentage	Percentage
				Increase/	Increase/	Increase/	Increase/
	Years Ended December 31,			(Decrease)	(Decrease)	(Decrease)	(Decrease)
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008	2010 vs. 2009	2009 vs. 2008

Interest expense	$11,174	$12,176	$15,192	$(1,002)	$(3,016)	(8)%	(20)%

The decrease in interest expense during the year ended December 31, 2010 compared to the year ended December 31, 2009 is primarily attributable to the complete amortization of deferred financing costs during 2010 from our 3.25% convertible subordinated notes due September 2012 and decreased interest expense from capital leases. We expect the interest expense in 2011 to remain at a level consistent with 2010.

We repurchased $100.0 million par value of our 3.25% convertible subordinated notes in the fourth quarter of 2008. This resulted in a lower average balance of notes outstanding and a corresponding decrease in interest expense in 2009 compared to 2008.

Gain on debt extinguishment (in thousands except percentages)

						Percentage	Percentage
				Increase/	Increase/	Increase/	Increase/
	Years Ended December 31,			(Decrease)	(Decrease)	(Decrease)	(Decrease)
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008	2010 vs. 2009	2009 vs. 2008

Gain on debt extinguishment	$—	$—	$50,149	$—	$(50,149)	n/a	n/a

During the three months ended December 31, 2008, we repurchased approximately $100.0 million in par value of our 3.25% convertible subordinated notes for an aggregate purchase price of $47.8 million. The recognized gain on debt extinguishment is net of transaction costs of $1.0 million and accelerated amortization of our deferred financing costs of $1.1 million.

Liquidity and Capital Resources

We have financed our operations primarily through revenue from product sales, royalties and research and development contracts, as well as public and private placements of debt and equity. As of December 31, 2010, we had cash, cash equivalents and investments in marketable securities of $315.9 million and indebtedness of $240.4 million, including $215.0 million of convertible subordinated notes, $19.0 million in capital lease obligations and $6.4 million in other liabilities. Additionally at December 31, 2010, we had letter of credit arrangements with certain financial institutions and vendors, including our landlord, totaling $2.4 million. These letters of credit will expire during 2011 and are secured by investments of similar amounts. On January 24, 2011, we completed a public offering of our common stock with proceeds of approximately $220.4 million. Additionally, as part of the public offering, we incurred approximately $0.6 million in legal and accounting fees, filing fees, and other offering expenses.

We will likely not have sufficient capital to fund the development of the drug candidates in our current research and development pipeline, fund late stage clinical development of NKTR-102 and repay the $215.0 million convertible notes when they become due in September 2012. We have no material credit facility or other material committed sources of capital. We expect the Phase 3 clinical trials of NKTR-102 to require particularly significant resources because we anticipate bearing a majority or all of the development costs for that drug candidate. Prior to the maturity of the convertible notes, we plan to explore a number of alternatives to provide for the repayment of the convertible notes, including restructuring the convertible notes. Despite these efforts, we may be unable to find a commercially acceptable alternative or any alternative to repaying the notes by September 2012. Please refer to Part I, Item 1A, Risk Factors, “We will need to restructure our convertible notes or raise substantial additional capital to repay the notes and fund operations, and we may be unable to restructure the notes or raise such capital when needed and on acceptable terms.”

Due to the potential for continued uncertainty in the credit markets in 2011, we may experience reduced liquidity with respect to some of our short-term investments. These investments are generally held to maturity, which is less than one year. However, if the need arose to liquidate such securities before maturity, we may experience losses on liquidation. As of December 31, 2010, we held $298.2 million of available-for-sale investments, excluding money market funds, with an average time to maturity of 145 days. Based on our available cash and our expected operating cash requirements, we do not intend to sell these securities and it is more likely than not that we will not be required to sell these securities before we recover the amortized cost basis. To date we have not experienced any liquidity issues with respect to these securities, but should such issues arise, we may be required to hold some, or all, of these securities until maturity. We believe that, even allowing for potential liquidity issues with respect to these securities, our remaining cash and cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for at least the next twelve months.

Cash flows from operating activities

During the year ended December 31, 2010, net cash used in operating activities totaled $55.9 million, which primarily consisted of spending on operating costs and expenses and includes $7.0 million for interest payments on our convertible subordinated notes, and was partially offset by a $50.0 million upfront payment received from Amgen under the supply, dedicated suite and manufacturing guarantee agreement that we entered into with Amgen in October 2010. We expect that cash flows used in operating activities, excluding upfront payments received, if any, will increase in 2011 as a result of increased spending on our proprietary research and development programs.

During the year ended December 31, 2009, net cash provided by operating activities totaled $39.7 million, which included the $125.0 million upfront payment received from AstraZeneca under the license agreement we entered into for NKTR-118 and NKTR-119 and a $31.0 million license extension payment received from Roche in December 2009.

During the year ended December 31, 2008, net cash used for our operating activities was $145.8 million, which included a number of significant items including a $10.0 million clinical development milestone received from Bayer Healthcare LLC under our collaboration agreement for Amikacin Inhale, payments by us to Bespak Europe Ltd. and Tech Group North America, Inc. of $40.2 million for amounts due under termination agreements with these Exubera inhaler device contract manufacturers, all of which was recorded as an expense in 2007, $6.8 million paid to maintain Exubera manufacturing capacity through April 2008, and $5.4 million for severance, and employee benefits in connection with our workforce reduction plans.

Cash flows from investing activities

We purchased $31.5 million, $16.4 million, and $18.9 million of property and equipment in the years ended December 31, 2010, 2009, and 2008, respectively. Additionally, we made advanced payments on property and equipment purchases of $4.3 million in the year ended December 31, 2009. Our capital expenditures increased in 2010, as we constructed the leasehold improvements for the Mission Bay Facility and completed our research and development facility in Hyderabad, India. We expect our capital expenditures to decrease in 2011 compared to 2010.

On December 31, 2008, we completed the sale of certain pulmonary assets to Novartis for a purchase price of $115.0 million. We paid $0.2 million in transaction costs related to the sale during the year ended December 31, 2008 and $4.4 million in transaction costs during the year ended December 31, 2009. In addition, in July 2008, we invested $4.2 million in Pearl Therapeutics Inc. (Pearl). In 2007, we granted Pearl a limited field intellectual property license to certain of our proprietary pulmonary delivery technology. In connection with the Novartis

Pulmonary Asset Sale, we transferred our ownership interest in Pearl to Novartis and assigned the Pearl intellectual property license to Novartis.

Cash flows used in financing activities

We received proceeds from issuance of common stock related to our employee option and stock purchase plans of $8.9 million, $4.8 million, and $0.4 million in the years ended December 31, 2010, 2009, and 2008, respectively.

During the year ended December 31, 2008, we repurchased approximately $100.0 million in par value of our 3.25% convertible subordinated notes for an aggregate purchase price of $47.8 million. The $215.0 million of 3.25% convertible subordinated notes outstanding at December 31, 2010, are due in September 2012.

On January 24, 2011, we completed a public offering of our common stock with proceeds of approximately $220.4 million. Additionally, we incurred approximately $0.6 million in legal and accounting fees, filing fees, and other offering expenses.

Contractual Obligations

	Payments Due by Period
		<=1 Yr	2-3 Yrs	4-5 Yrs
	Total	2011	2012-2013	2014-2015	2016+

Obligations(1)
Convertible subordinated notes, including interest	$228,927	$6,986	$221,941	$—	$—
Capital leases, including interest(2)	29,580	4,919	10,155	10.472	4,034
Operating leases(3)	21,320	—	—	5,176	16,144
Purchase commitments(4)	10,205	10,205	—	—	—
Litigation settlement, including interest	6,000	1,000	2,000	2,000	1,000

	$296,032	$23,110	$234,096	$17,648	$21,178

(1)	The above table does not include certain commitments and contingencies which are discussed in Note 7 of Item 8. Financial Statements and Supplementary Data.

(2)	These amounts primarily result from our office space lease at 201 Industrial Road in San Carlos, California under capital lease arrangements. As of November 29, 2010, we have ceased use of this space as a result of the relocation of all of our functions, including our corporate headquarters and an R&D center, to our Mission Bay Facility. We currently intend to sublease the San Carlos space, but have not been relieved of any obligations of the terms of this lease, which is discussed in Note 6 of Item 8. Financial Statements and Supplementary Data.

(3)	In November 2010, we moved into our Mission Bay Facility, which includes our corporate headquarters and an R&D center at 455 Mission Bay Boulevard South in San Francisco, California. Under the terms of the sublease we entered into with Pfizer Inc. on September 30, 2009 for the Mission Bay Facility, we will begin making non-cancelable lease payments in 2014. The sublease is discussed in Note 6 of Item 8. Financial Statements and Supplementary Data.

(4)	Substantially all of this amount was subject to open purchase orders as of December 31, 2010 that were issued under existing contracts. This amount does not represent minimum contract termination liability for our existing contracts.

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

Revenue Recognition

License, collaboration and other research revenue is recognized based on the facts and circumstances of each contractual agreement and includes amortization of upfront fees. We defer income under contractual agreements when we have further obligations that indicate that a separate earnings process has not been completed. Upfront fees are recognized ratably over the expected performance period under each arrangement. Management makes its best estimate of the period over which we expect to fulfill our performance obligations, which may include technology transfer assistance, clinical development activities, or manufacturing activities through the commercial life of the product. Given the complexities and uncertainties of research and development collaborations, significant judgment is required by management to determine the duration of the performance period.

As of December 31, 2010, we had $46.5 million of deferred upfront fees related to five research and collaboration agreements that are being amortized over 6 to 24 years, or an average of 12 years. For our research and collaboration agreements, our performance obligations may span the life of the agreement. For these, the shortest reasonable period is the end of the development period (estimated to be 4 to 6 years) and the longest period is the contractual life of the agreement, which is generally 10-12 years from the first commercial sale. Given the statistical probability of drug development success in the bio-pharmaceutical industry, drug development programs have only a 5% to 10% probability of reaching commercial success. If we had determined a longer or shorter amortization period was appropriate, our annual upfront fee amortization for these agreements could be as low as $4.0 million or as high as $17.0 million.

As of December 31, 2010, we also had $95.2 million of deferred upfront fees related to five license and supply agreements that are being amortized over periods from 2 and 10 years. Our performance obligations for these agreements may include technology transfer assistance and/or back-up manufacturing and supply services for a specified period of time; therefore, the time estimated to complete the performance obligations related to licenses is either specified or is much shorter than research and collaboration agreements. We may experience delays in the execution of technology transfer plans, which may result in a longer amortization period for applicable agreements.

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

Clinical Trial Accruals

We record accruals for the estimated costs of our clinical trial activities performed by third parties. We accrue costs associated with the start-up and reporting phases of the clinical trials ratably over the estimated duration of the start-up and reporting phases. If the actual timing of these phases varies from the estimate, we will adjust the accrual prospectively. We accrue costs associated with treatment phase of clinical trials based on the total estimated cost of the clinical trials and are expensed ratably based on patient enrollment in the trials.

Recent Accounting Pronouncements

FASB Accounting Standards Update 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements

In October 2009, the Financial Accounting Standards Board (FASB) published Accounting Standards Update (ASU) 2009-13, which amends the criteria to identify separate units of accounting within Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements”. The revised guidance also expands the disclosure required for multiple-element revenue arrangements. FASB ASU No. 2009-13 is effective for fiscal years beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. We do not expect this ASU will have a material impact on our financial position or results of operations when we adopt it on January 1, 2011. However, the adoption of this guidance may result in revenue recognition patterns for agreements entered into or modified after adoption that are materially different from those recognized under the existing multiple-element guidance.

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

A hypothetical 50 basis point increase in interest rates would result in an approximate $0.6 million decrease, less than 1%, in the fair value of our available-for-sale securities at December 31, 2010. This potential change is based on sensitivity analyses performed on our investment securities at December 31, 2010. Actual results may differ materially. The same hypothetical 50 basis point increase in interest rates would have resulted in an approximate $0.8 million decrease, less than 1%, in the fair value of our available-for-sale securities at December 31, 2009.

Due to the potential for continued uncertainty in the credit markets in 2011, we may experience reduced liquidity with respect to some of our short-term investments. These investments are generally held to maturity, which is less than one year. However, if the need arose to liquidate such securities before maturity, we may experience losses on liquidation. As of December 31, 2010, we held $298.2 million of available-for-sale investments, excluding money market funds, with an average time to maturity of 145 days. To date we have not experienced any liquidity issues with respect to these securities, but should such issues arise, we may be required to hold some, or all, of these securities until maturity. We believe that, even allowing for potential liquidity issues with respect to these securities, our remaining cash and cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for at least the next twelve months. We have the ability and intent to hold our debt securities to maturity when they will be redeemed at full par value. Accordingly, we consider unrealized losses to be temporary and have not recorded a provision for impairment.

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

NEKTAR THERAPEUTICS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Nektar Therapeutics

We have audited the accompanying consolidated balance sheets of Nektar Therapeutics as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nektar Therapeutics at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Nektar Therapeutics’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Palo Alto, California
March 1, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Nektar Therapeutics

We have audited Nektar Therapeutics’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Nektar Therapeutics’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Nektar Therapeutics maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nektar Therapeutics as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010 of Nektar Therapeutics and our report dated March 1, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Palo Alto, California
March 1, 2011

NEKTAR THERAPEUTICS

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands, except per share information)

ASSETS
Current assets:
Cash and cash equivalents	$17,755	$49,597
Short-term investments	298,177	346,614
Accounts receivable, net of allowance of nil at December 31, 2010 and 2009	25,102	4,801
Inventory	7,266	6,471
Other current assets	5,679	6,183

Total current assets	353,979	413,666
Property and equipment, net	89,773	78,263
Goodwill	76,501	76,501
Other assets	972	7,088

Total assets	$521,225	$575,518

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,194	$3,066
Accrued compensation	9,252	10,052
Accrued clinical trial expenses	12,144	14,167
Accrued expenses	8,540	4,354
Deferred revenue, current portion	20,584	115,563
Other current liabilities	6,394	5,814

Total current liabilities	64,108	153,016
Convertible subordinated notes	214,955	214,955
Capital lease obligations, less current portion	17,014	18,800
Deferred revenue, less current portion	124,763	76,809
Deferred gain	4,152	5,027
Other long-term liabilities	5,571	4,544

Total liabilities	430,563	473,151
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 10,000 shares authorized Series A, $0.0001 par value; 3,100 shares designated; no shares issued or outstanding at either December 31, 2010 or 2009	—	—
Common stock, $0.0001 par value; 300,000 authorized; 94,517 shares and 93,281 shares issued and outstanding at December 31, 2010 and 2009, respectively	9	9
Capital in excess of par value	1,354,232	1,327,942
Accumulated other comprehensive income	968	1,025
Accumulated deficit	(1,264,547)	(1,226,609)

Total stockholders’ equity	90,662	102,367

Total liabilities and stockholders’ equity	$521,225	$575,518

The accompanying notes are an integral part of these consolidated financial statements.

NEKTAR THERAPEUTICS

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009	2008
	(In thousands, except per share information)

Revenue:
Product sales and royalties	$34,667	$35,288	$41,255
License, collaboration and other revenue	124,372	36,643	48,930

Total revenue	159,039	71,931	90,185
Operating costs and expenses:
Cost of goods sold	25,667	30,948	28,216
Other cost of revenue	—	—	6,821
Research and development	108,065	95,109	154,417
General and administrative	40,986	41,006	51,497
Impairment of long-lived assets	12,576	—	1,458
Gain on sale of pulmonary assets	—	—	(69,572)

Total operating costs and expenses	187,294	167,063	172,837

Loss from operations	(28,255)	(95,132)	(82,652)

Non-operating income (expense):
Interest income	1,545	3,688	12,495
Interest expense	(11,174)	(12,176)	(15,192)
Other income (expense), net	827	848	58
Gain on extinguishment of debt	—	—	50,149

Total non-operating income (expense), net	(8,802)	(7,640)	47,510

Loss before provision (benefit) for income taxes	(37,057)	(102,772)	(35,142)
Provision (benefit) for income taxes	881	(253)	(806)

Net loss	$(37,938)	$(102,519)	$(34,336)

Basic and diluted net loss per share	$(0.40)	$(1.11)	$(0.37)

Shares used in computing basic and diluted net loss per share	94,079	92,772	92,407

The accompanying notes are an integral part of these consolidated financial statements.

NEKTAR THERAPEUTICS

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Capital in	Accumulated Other		Total
	Common		Excess of	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Par Value	Income/(Loss)	Deficit	Equity
	(In thousands)

Balance at December 31, 2007	92,301	$9	$1,302,541	$1,643	$(1,089,754)	$214,439
Stock option exercises and RSU release	146	—	122	—	—	122
Stock-based compensation	—	—	9,871	—	—	9,871
Shares issued for Employee Stock Purchase Plan	56	—	262	—	—	262
Other comprehensive loss	—	—	—	(204)	—	(204)
Net loss	—	—	—	—	(34,336)	(34,336)
Comprehensive loss						(34,540)

Balance at December 31, 2008	92,503	$9	$1,312,796	$1,439	$(1,124,090)	$190,154
Stock option exercises and RSU release	742	—	4,696	—	—	4,696
Stock-based compensation	—	—	10,326	—	—	10,326
Shares issued for Employee Stock Purchase Plan	36	—	124	—	—	124
Other comprehensive loss	—	—	—	(414)	—	(414)
Net loss	—	—	—	—	(102,519)	(102,519)
Comprehensive loss						(102,933)

Balance at December 31, 2009	93,281	$9	$1,327,942	$1,025	$(1,226,609)	$102,367
Stock option exercises and RSU release	1,176	—	8,340	—	—	8,340
Stock-based compensation	—	—	17,399	—	—	17,399
Shares issued for Employee Stock Purchase Plan	60	—	551	—	—	551
Other comprehensive loss	—	—	—	(57)	—	(57)
Net loss	—	—	—	—	(37,938)	(37,938)
Comprehensive loss						(37,995)

Balance at December 31, 2010	94,517	$9	$1,354,232	$968	$(1,264,547)	$90,662

The accompanying notes are an integral part of these consolidated financial statements.

NEKTAR THERAPEUTICS

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Cash flows from operating activities:
Net loss	$(37,938)	$(102,519)	$(34,336)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	16,551	14,881	22,489
Stock-based compensation	17,399	10,326	9,871
Other non-cash transactions	198	(657)	1,251
Gain on sale of pulmonary assets	—	—	(69,572)
Gain on extinguishment of debt	—	—	(50,149)
Impairment of long-lived assets	12,576	—	1,458
Changes in assets and liabilities:
Accounts receivable	(20,301)	6,034	10,476
Inventory	(795)	2,848	2,868
Other assets	577	(200)	1,166
Accounts payable	4,274	(8,046)	6,181
Accrued compensation	(800)	(1,518)	(3,382)
Accrued clinical trial expenses	(2,023)	(3,455)	14,727
Accrued expenses to contract manufacturers	—	—	(40,444)
Accrued expenses	1,683	(4,191)	(1,332)
Deferred revenue	(47,025)	126,795	(15,392)
Other liabilities	(247)	(559)	(1,662)

Net cash (used in) provided by operating activities	$(55,871)	$39,739	$(145,782)

Cash flows from investing activities:
Purchases of property and equipment	(31,457)	(16,390)	(18,855)
Advance payments for property and equipment	—	(4,312)	—
Maturities of investments	475,813	310,707	588,168
Sales of investments	15,479	17,318	70,060
Purchases of investments	(443,122)	(451,918)	(475,316)
Proceeds from sale of pulmonary assets	—	(4,440)	114,831
Investment in Pearl Therapeutics	—	—	(4,236)

Net cash provided by (used in) investing activities	$16,713	$(149,035)	$274,652

Cash flows from financing activities:
Issuance of common stock, net of issuance costs	8,891	4,820	384
Payments of loan and capital lease obligations	(1,356)	(1,285)	(2,368)
Repayments of convertible subordinated notes	—	—	(47,757)

Net cash provided by (used in) financing activities	$7,535	$3,535	$(49,741)

Effect of exchange rates on cash and cash equivalents	(219)	(226)	162

Net (decrease) increase in cash and cash equivalents	$(31,842)	$(105,987)	$79,291

Cash and cash equivalents at beginning of year	49,597	155,584	76,293

Cash and cash equivalents at end of year	$17,755	$49,597	$155,584

Supplemental disclosure of cash flows information:
Cash paid for interest	$10,599	$11,225	$14,702

Cash paid for income taxes	$407	$743	$812

Supplemental schedule of non-cash investing and financing activities:
Property and equipment acquired through capital leases	$195	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 1 — Organization and Summary of Significant Accounting Policies

Organization

We are a clinical-stage biopharmaceutical company headquartered in San Francisco, California and incorporated in Delaware. We are developing a pipeline of drug candidates that utilize our PEGylation and advanced polymer conjugate technology platforms designed to improve the therapeutic benefits of drugs.

Basis of Presentation, Principles of Consolidation and Use of Estimates

Our consolidated financial statements include the financial position, results of operations and cash flows of our wholly-owned subsidiaries: Nektar Therapeutics AL, Corporation (Nektar AL), Nektar Therapeutics (India) Private Limited, Nektar Therapeutics UK, Ltd. (Nektar UK) and Aerogen, Inc. All intercompany accounts and transactions have been eliminated in consolidation. The merger of Nektar AL, an Alabama corporation, with and into its parent corporation, Nektar Therapeutics, was made effective July 31, 2009. As of the effective date, the separate existence of the Alabama corporation ceased, and all rights, privileges, powers and franchises of the Alabama corporation are vested in Nektar Therapeutics, the surviving corporation. On December 2, 2010, we completed the dissolution of Aerogen, Inc. and all remaining assets were transferred to Nektar Therapeutics.

Our consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting our consolidated financial results. Translation gains and losses are included in accumulated other comprehensive loss in the stockholders’ equity section of the balance sheet. To date, such cumulative translation adjustments have not been material to our consolidated financial position. Aggregate gross foreign currency transaction gains (losses) recorded in operations for the years ended December 31, 2010, 2009, and 2008 were not material.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, we evaluate our estimates, including those related to deferred revenue recognition periods, inventories, the impairment of investments and long-lived assets, restructuring and contingencies, stock-based compensation, and litigation, amongst others. We base our estimates on historical experience and on other assumptions that management believes are reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities when these values are not readily apparent from other sources.

Cash, Cash Equivalents, and Investments, and Fair Value of Financial Instruments

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

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying value of cash, cash equivalents, and investments approximates fair value and is based on quoted market prices.

Accounts Receivable and Significant Customer Concentrations

Our customers are primarily pharmaceutical and biotechnology companies that are located in the U.S. and Europe. Our accounts receivable balance contains billed and unbilled trade receivables from product sales and royalties and collaborative research and development agreements. We provide for an allowance for doubtful accounts by reserving for specifically identified doubtful accounts. We generally do not require collateral from our customers. We perform a regular review of our customers’ payment histories and associated credit risk. We have not experienced significant credit losses from our accounts receivable. At December 31, 2010, two different customers represented 66% and 21%, respectively, of our accounts receivable. At December 31, 2009, four different customers represented 30%, 29%, 13%, and 13%, respectively, of our accounts receivable.

Inventory and Significant Supplier Concentrations

Inventory is determined on a first-in, first-out basis and stated net of reserves at the lower of cost or market. Inventory costs include direct materials, direct labor, and manufacturing overhead. Supplies inventory related to research and development activities are expensed when purchased.

We are dependent on our suppliers and contract manufacturers to provide raw materials, drugs and devices of appropriate quality and reliability and to meet applicable regulatory requirements. In certain cases, we rely on single sources of supply. Consequently, in the event that supplies are delayed or interrupted for any reason, our ability to develop and produce our products could be impaired, which could have a material adverse effect on our business, financial condition and results of operation.

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

We are organized in one reporting unit and have evaluated the goodwill for the Company as a whole. Goodwill is tested for impairment using a two-step approach. The first step is to compare the fair value of our net assets, including assigned goodwill, to the book value of our net assets, including assigned goodwill. If the fair value is greater than our net book value, the assigned goodwill is not considered impaired. If the fair value is less than our net book value, we perform a second step to measure the amount of the impairment, if any. The second step would be to compare the book value of our assigned goodwill to the implied fair value of our goodwill. We did not recognize any goodwill-related impairment charges during 2010, 2009, or 2008.

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

Product sales and royalties

Product sales are primarily derived from cost-plus and fixed price manufacturing and supply agreements with our collaboration partners and revenue is recognized in accordance with the terms of the related agreement. We have not experienced any significant returns from our customers.

Generally, we are entitled to royalties from our partners based on their net sales of approved products. We recognize royalty revenue when the cash is received or when the royalty amount to be received is estimable and collection is reasonably assured.

License, collaboration and other

We enter into license agreements and collaborative research and development arrangements with pharmaceutical and biotechnology partners that may involve multiple deliverables. Our arrangements may contain one or more of the following elements: upfront fees, contract research and development, milestone payments, manufacturing and supply, royalties, and license fees. Each deliverable in the arrangement is evaluated to determine whether it meets the criteria to be accounted for as a separate unit of accounting or whether it should be combined with other deliverables. Revenue is recognized for each element when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable, and collection is reasonably assured.

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

Milestone payments received are deferred and recognized as revenue ratably over the period of time from the achievement of the milestone and our estimated date on which the next milestone will be achieved. Management makes its best estimate of the period of time until the next milestone is reached. Final milestone payments are recorded and recognized upon achieving the respective milestone, provided that collection is reasonably assured.

The original estimated amortization periods for upfront fees and milestone payments are periodically evaluated to determine if circumstances have caused the estimate to change and if so, amortization of revenue is adjusted prospectively.

Shipping and Handling Costs

We record costs related to shipping and handling of product to customers in cost of goods sold.

Stock-Based Compensation

Stock-based compensation arrangements include stock option grants and restricted stock unit (RSU) awards under our equity incentive plans and shares issued under our Employee Stock Purchase Plan (ESPP), in which employees may purchase our common stock at a discount to the market price.

We use the Black-Scholes option valuation model, adjusted for the estimated historical forfeiture rate, for the respective grant to determine the estimated fair value of the option or RSU award on the date of grant (grant date fair value) and the estimated fair value of common stock purchased under the ESPP. The Black-Scholes option pricing model requires the input of highly subjective assumptions. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models may not provide a reliable

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

single measure of the fair value of our employee stock options or common stock purchased under the ESPP. Management will continue to assess the assumptions and methodologies used to calculate the estimated fair value of stock-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies, and which could materially impact our fair value determination.

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

Research and Development Expense

Research and development costs are expensed as incurred and include salaries, benefits and other operating costs such as outside services, supplies and allocated overhead costs. We perform research and development for our proprietary drug candidates and technology development and for certain third parties under collaboration agreements. For our proprietary drug candidates and our internal technology development programs, we invest our own funds without reimbursement from a third party. Costs associated with the treatment phase of clinical trials are accrued based on the total estimated cost of the clinical trials and are expensed ratably based on patient enrollment in the trials. Costs associated with the start-up and reporting phases of the clinical trials are expensed ratably over the duration of the reporting and start-up phases.

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

	Years Ended December 31,
	2010	2009	2008

Convertible subordinated notes	9,989	9,989	13,804
Stock options	9,338	10,653	14,147

Total	19,327	20,642	27,951

Income Taxes

We account for income taxes under the liability method; under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. We record a valuation allowance against deferred tax assets to reduce their carrying value to an amount that is more likely than not to be realized.

We utilize a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon tax authority examination, including resolution of related appeals or

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

Comprehensive loss

Comprehensive loss is the change in stockholders’ equity from transactions and other events and circumstances other than those resulting from investments by stockholders and distributions to stockholders. The Company’s other comprehensive loss is comprised of net loss, gains and losses from the foreign currency translation of the assets and liabilities of our India subsidiary, and unrealized gains and losses on investments.

Recent Accounting Pronouncements

FASB Accounting Standards Update 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements

In October 2009, the Financial Accounting Standards Board (FASB) published Accounting Standards Update (ASU) 2009-13, which amends the criteria to identify separate units of accounting within Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements”. The revised guidance also expands the disclosure required for multiple-element revenue arrangements. FASB ASU No. 2009-13 is effective for fiscal years beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. We do not expect this ASU will have a material impact on our financial position or results of operations when we adopt it on January 1, 2011. However, the adoption of this guidance may result in revenue recognition patterns for agreements entered into or modified after adoption that are materially different from those recognized under the existing multiple-element guidance.

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

Note 2 — Cash, Cash Equivalents, and Available-For-Sale Investments

Cash, cash equivalents, and available-for-sale investments are as follows (in thousands):

	Estimated Fair Value at
	December 31,	December 31,
	2010	2009

Cash and cash equivalents	$17,755	$49,597
Short-term investments (less than one year to maturity)	298,177	346,614

Total cash, cash equivalents, and available-for-sale investments	$315,932	$396,211

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our portfolio of cash, cash equivalents, and available-for-sale investments includes (in thousands):

	Estimated Fair Value at
	December 31,	December 31,
	2010	2009

Obligations of U.S. corporations	$190,527	$160,458
Obligations of U.S. government agencies	25,289	125,731
U.S. corporate commercial paper	82,361	71,923
Obligations of U.S. states and municipalities	—	4,995
Cash and money market funds	17,755	33,104

Total cash, cash equivalents, and available-for-sale investments	$315,932	$396,211

We invest in liquid, high quality debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in short-term securities and maintain a weighted average maturity of one year or less. At December 31, 2010 and December 31, 2009, the average portfolio duration was approximately five months and the contractual maturity of any single investment did not exceed twelve months.

Gross unrealized gains and losses were not significant at December 31, 2010 and 2009. The gross unrealized losses were primarily due to changes in interest rates on fixed income securities. Based on our available cash and our expected operating cash requirements we do not intend to sell these securities and it is more likely than not that we will not be required to sell these securities before we recover the amortized cost basis. Accordingly, we believe there are no other-than-temporary impairments on these securities and have not recorded a provision for impairment.

During the years ended December 31, 2010, 2009, and 2008, we sold available-for-sale securities totaling $15.5 million, $17.3 million and $70.1 million, respectively, and realized gains of less than $0.1 million, $0.1 million, and $0.1 million in 2010, 2009, and 2008, respectively.

At December 31, 2010 and 2009, we had letter of credit arrangements with certain financial institutions and vendors, including our landlord, totaling $2.4 million and $2.9 million, respectively. These letters of credit are secured by investments of similar amounts.

The following table represents the fair value hierarchy for our financial assets measured at fair value on a recurring basis as of December 31, 2010 and 2009 (in thousands):

As of December 31, 2010:	Level 1	Level 2	Level 3	Total

Money market funds	$16,028	$—	$—	$16,028
U.S. corporate commercial paper	—	82,361	—	82,361
Obligations of U.S. corporations	—	190,527	—	190,527
Obligations of U.S. government agencies	—	25,289	—	25,289

Cash equivalents and available-for-sale investments	$16,028	$298,177	$—	$314,205
Cash				1,727

Cash, cash equivalents, and available-for-sale investments				$315,932

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2009:	Level 1	Level 2	Level 3	Total

Money market funds	$24,585	$—	$—	$24,585
U.S. corporate commercial paper	—	71,923	—	71,923
Obligations of U.S. corporations	—	160,458	—	160,458
Obligations of U.S. government agencies	—	125,731	—	125,731
Obligations of U.S. states and municipalities	—	4,995	—	4,995

Cash equivalents and available-for-sale investments	$24,585	$363,107	$—	$387,692
Cash				8,519

Cash, cash equivalents, and available-for-sale investments				$396,211

Level 1 —	Quoted prices in active markets for identical assets or liabilities.

Level 2 —	Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 —	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Note 3 — Inventory

Inventory consists of the following (in thousands):

	December 31,
	2010	2009

Raw materials	$6,101	$5,937
Work-in-process	—	—
Finished goods	1,165	534

Inventory	$7,266	$6,471

Inventory is manufactured upon receipt of firm purchase orders from our licensing partners. Inventory includes direct materials, direct labor, and manufacturing overhead and is determined on a first-in, first-out basis. Inventory is stated at the lower of cost or market and is net of reserves of $4.0 million and $3.3 million as of December 31, 2010 and December 31, 2009, respectively. Reserves are determined using specific identification plus an estimated reserve for potential defective or excess inventory based on historical experience or projected usage.

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2010	2009

Building and leasehold improvements	$73,150	$62,973
Laboratory equipment	31,871	27,195
Manufacturing equipment	13,386	10,982
Furniture, fixtures and other equipment	22,803	16,876

Depreciable Property and equipment at cost	141,210	118,026
Less: accumulated depreciation	(53,994)	(54,400)

Depreciable Property and equipment, net	87,216	63,626
Construction-in-progress	2,557	14,637

Property and equipment, net	$89,773	$78,263

Building and leasehold improvements include our commercial manufacturing, clinical manufacturing, research and development and administrative facilities and the related improvements to these facilities. Laboratory and manufacturing equipment include assets that support both our manufacturing and research and development efforts. Construction-in-progress includes assets being built to enhance our manufacturing and research and development facilities. Property and equipment includes assets acquired through capital leases (See Note 6).

During 2010 and 2009, we made advance payments of nil and $4.3 million for equipment that had not been received by December 31, 2010 and December 31, 2009, respectively. These advances were classified as Other Assets on our Consolidated Balance Sheets.

Depreciation expense, including depreciation of assets acquired through capital leases, for the years ended December 31, 2010, 2009, and 2008 was $14.8 million, $12.7 million, and $19.8 million, respectively

On November 29, 2010, we relocated all of our operations formerly located in San Carlos, California, including our corporate headquarters, to our Mission Bay Facility in San Francisco, California. This event triggered a $12.6 million impairment charge for the remaining assets located in San Carlos, which was recognized in November 2010 (see Note 12).

Note 5 — Convertible Subordinated Notes

The outstanding balance of our convertible subordinated notes is as follows (in thousands):

	Semi-Annual	December 31,
	Interest Payment Dates	2010	2009

3.25% Notes due September 2012	March 28, September 28	$214,955	$214,955

Our convertible subordinated 3.25% notes due September 2012 (Notes) are unsecured and subordinated in right of payment to any future senior debt. Costs related to the issuance of these Notes are recorded in other assets in our Consolidated Balance Sheets and are generally amortized to interest expense on a straight-line basis over the contractual life of the Notes. Net unamortized deferred financing costs related to the issuance of the Notes were nil and $1.0 million as of December 31, 2010 and 2009, respectively.

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 6 — Leases

Capital Leases

We lease office space and office equipment under capital lease arrangements. The gross carrying value by major asset class and accumulated depreciation as of December 31, 2010 and 2009 are as follows (in thousands):

	December 31,
	2010	2009

Building and leasehold improvements	$2,117	$23,960
Furniture, fixtures and other equipment	195	—

Total assets recorded under capital leases	2,312	23,960

Less: accumulated depreciation	(54)	(10,072)

Net assets recorded under capital leases	$2,258	$13,888

We lease office space at 201 Industrial Road in San Carlos, California under capital lease arrangements. Under the terms of the lease, rent increases up to 3% annually and the lease termination date is October 5, 2016. As of November 29, 2010, we have ceased use of this space as a result of the relocation of our San Carlos operations and corporate headquarters to San Francisco, California. We currently intend to sublease the San Carlos space, but have not been relieved of any obligations under the terms of this lease. As a result of our relocation, an impairment test was performed for the building and related leasehold improvements located in San Carlos that resulted in an impairment charge of $12.6 million that was recognized in November 2010 (see Note 12).

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum payments for our capital leases at December 31, 2010 are as follows (in thousands):

Years ending December 31,
2011	$4,919
2012	5,026
2013	5,129
2014	5,192
2015	5,280
2016 and thereafter	4,034

Total minimum payments required	$29,580

Less: amount representing interest	(10,589)

Present value of future payments	$18,991
Less: current portion	(1,977)

Non-current portion	$17,014

Operating Leases

On September 30, 2009, we entered into an operating sublease (Sublease) with Pfizer, Inc. for a 102,283 square foot facility located at 455 Mission Bay Boulevard, San Francisco, California (Mission Bay Facility). Upon completion of construction of the Mission Bay Facility, we moved in on November 29, 2010. The Mission Bay Facility includes a research and development center with biology, chemistry, pharmacology, and clinical development capabilities, as well as all of the functions previously located in San Carlos, California, including our corporate headquarters.

Under the terms of the Sublease, we will begin making non-cancelable lease payments in 2014, after the expiration of a free rent period that runs through August 1, 2014. The Sublease term commenced in August 2010 and is 114 months and ends on January 30, 2020. Monthly base rent will start at $2.95 per square foot and will escalate over the term of the sublease at various intervals to $3.42 per square foot in the final period of the Sublease term. Rent expense is being recognized ratably from April 2010, the inception of our tenant improvement construction period, through the end of the Sublease term. In addition, throughout the term of the Sublease, we are responsible for paying certain costs and expenses specified in the Sublease, including insurance costs and a pro rata share of operating expenses and applicable taxes for the Mission Bay Facility.

Our future minimum lease payments under the Sublease are as follows (in thousands):

Years ending December 31,
2011	$—
2012	—
2013	—
2014	1,509
2015	3,667
2016 and thereafter	16,144

Total future minimum lease payments	$21,320

We recognize rent expense on a straight-line basis over the lease period. For the years ended December 31, 2010, 2009, and 2008, rent expense for operating leases was approximately $2.2 million, $0.7 million, and $3.5 million, respectively.

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — Commitments and Contingencies

Royalty Expense

We have third party licenses that require us to pay royalties based on our shipment of certain products and/or on our receipt of royalty payments under our collaboration agreements. Royalty expense, which is reflected in cost of goods sold in our Consolidated Statements of Operations, was approximately $2.2 million, $3.9 million, and $4.8 million for the years ended December 31, 2010, 2009, and 2008, respectively. The overall maximum amount of these obligations is based upon sales of the applicable products and cannot be reasonably estimated.

Other Commitments

In the normal course of business we enter into various firm purchase commitments related to contract manufacturing, clinical development and certain other items. As of December 31, 2010, these commitments were approximately $10.2 million, all of which were expected to be paid in 2011.

Legal Matters

From time to time, we are involved in lawsuits, arbitrations, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. We make provisions for liabilities when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Such provisions are reviewed at least quarterly and adjusted to reflect the impact of settlement negotiations, judicial and administrative rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. If any unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations of that period or on our cash flows and liquidity.

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

To date we have not incurred costs to defend lawsuits or settle claims related to these indemnification obligations. If any of our indemnification obligations is triggered, we may incur substantial liabilities. Because the obligated amount under these agreements is not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. No liabilities have been recorded for these obligations on our Consolidated Balance Sheets as of December 31, 2010 or 2009.

Indemnification of Underwriters and Initial Purchasers of our Securities

In connection with our sale of equity and convertible debt securities, we have agreed to defend, indemnify and hold harmless our underwriters or initial purchasers, as applicable, as well as certain related parties from and against

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

certain liabilities, including liabilities under the Securities Act of 1933, as amended. The term of these indemnification obligations is generally perpetual. There is no limitation on the potential amount of future payments we could be required to make under these indemnification obligations. We have never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. If any of our indemnification obligations are triggered, however, we may incur substantial liabilities. Because the obligated amount of this agreement is not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations in our Consolidated Balance Sheets as of December 31, 2010 or 2009.

Director and Officer Indemnifications

As permitted under Delaware law, and as set forth in our Certificate of Incorporation and our Bylaws, we indemnify our directors, executive officers, other officers, employees, and other agents for certain events or occurrences that may arise while in such capacity. The maximum potential amount of future payments we could be required to make under this indemnification is unlimited; however, we have insurance policies that may limit our exposure and may enable us to recover a portion of any future amounts paid. Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits and other policy provisions, we believe any obligations under this indemnification would not be material, other than an initial $500,000 per incident for securities related claims and $250,000 per incident for non-securities related claims retention deductible per our insurance policy. However, no assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case we may incur substantial liabilities as a result of these indemnification obligations. Because the obligated amount of this agreement is not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations in our Consolidated Balance Sheets as of December 31, 2010 or 2009.

Note 8 — Stockholders’ Equity

Preferred Stock

We have authorized 10,000,000 shares of Preferred Stock with each share having a par value of $0.0001. Of these shares, 3,100,000 shares are designated Series A Junior Participating Preferred Stock (Series A Preferred Stock). The remaining shares are undesignated. We have no preferred shares issued and outstanding as of December 31, 2010 or 2009.

Series A Preferred Stock

On June 1, 2001, the Board of Directors approved the adoption of a Share Purchase Rights Plan. Terms of the Rights Plan provide for a dividend distribution of one preferred share purchase right for each outstanding share of our Common Stock. The Rights have certain anti-takeover effects and will cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our Board of Directors. The dividend distribution was payable on June 22, 2001 to the stockholders of record on that date. Each Right entitles the registered holder to purchase from us one one-hundredth of a share of Series A Preferred Stock at a price of $225.00 per one one-hundredth of a share of Series A Preferred Stock, subject to adjustment. Each one one-hundredth of a share of Series A Preferred Stock has designations and powers, preferences and rights, and the qualifications, limitations and restrictions which make its value approximately equal to the value of one share of common stock.

The Rights are not exercisable until the Distribution Date (as defined in the Certificate of Designation for the Series A Preferred Stock). The Rights will expire on June 1, 2011 unless earlier redeemed or exchanged by us. Each share of Series A Preferred Stock will be entitled to a minimum preferential quarterly dividend payment of $1.00, or if greater than $1.00, will be entitled to an aggregate dividend of 100 times the dividend declared per share of

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock. In the event of liquidation, the holders of the Series A Preferred Stock would be entitled to $100 per share or, if greater than $100, an aggregate payment equal to 100 times the payment made per share of Common Stock. Each share of Series A Preferred Stock will have 100 votes, voting together with the Common Stock. Finally, in the event of any merger, consolidation or other transaction in which our Common Stock is exchanged, each share of Series A Preferred Stock will be entitled to receive 100 times the amount of consideration received per share of Common Stock. The Series A Preferred Stock would rank junior to any other future series of preferred stock. Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder, including, without limitation, the right to vote or to receive dividends.

Reserved Shares

At December 31, 2010, we have reserved shares of common stock for issuance as follows (in thousands):

As of December 31,
2010

Convertible subordinated notes	9,989
Equity compensation plans	27,263

Total	37,252

Equity Compensation Plans

The following table summarizes information with respect to shares of our common stock that may be issued under our existing equity compensation plans as of December 31, 2010 (share number in thousands):

			Number of Securities Remaining
	Number of Securities to be		Available for Issuance Under
	Issued Upon Exercise of	Weighted-Average	Equity Compensation Plans
	Outstanding Options	Exercise Price of	(Excluding Securities Reflected
	& Vesting of RSUs	Outstanding Options	in Column(a))
Plan Category	(a)(1)	(b)	(c)

Equity compensation plans approved by security holders(2)	10,028	$9.12	9,232
Equity compensation plans not approved by security holders	7,069	$9.84	909

Total	17,097	$9.40	10,141

(1)	Does not include options to purchase 25,546 shares of our common stock we assumed in connection with the acquisition of Shearwater Corporation (with a weighted-average exercise price of $0.03 per share).

(2)	Includes shares of common stock available for future issuance under our ESPP as of December 31, 2010.

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

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

2000 Equity Incentive Plan

On April 19, 2000, our Board of Directors adopted the 2000 Equity Incentive Plan (2000 Plan) by amending and restating our 1994 Equity Incentive Plan. On February 9, 2010, the 2000 Plan expired. As a result, no new options may be granted, but existing options granted remain outstanding. The purpose of the 2000 Equity Incentive Plan was to attract and retain qualified personnel, to provide additional incentives to our employees, officers, consultants and employee directors and to promote the success of our business. Pursuant to the 2000 Plan, we granted or issued incentive stock options to employees and officers and non-qualified stock options, rights to acquire restricted stock, restricted stock units, and stock bonuses to consultants, employees, officers and non-employee directors.

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

2000 Non-Officer Equity Incentive Plan

The 1998 Non-Officer Equity Incentive Plan was adopted by our Board of Directors on August 18, 1998, and was amended and restated in its entirety and renamed the 2000 Non-officer Equity Incentive Plan on June 6, 2000 (2000 Non-Officer Plan). The purpose of the 2000 Non-Officer Plan is to attract and retain qualified personnel, to provide additional incentives to employees and consultants and to promote the success of our business. Pursuant to the 2000 Non-Officer Plan, we may grant or issue non-qualified stock options, rights to acquire restricted stock and stock bonuses to employees and consultants who are neither Officers nor Directors of Nektar. The maximum term of a stock option under the 2000 Non-Officer Plan is eight years. The exercise price of stock options granted under the 2000 Non-Officer Plan are determined by our Board of Directors by reference to the closing price of our common stock on the Nasdaq Global Market.

Non-Employee Directors’ Stock Option Plan

On February 10, 1994, our Board of Directors adopted the Non-Employee Directors’ Stock Option Plan under which options to purchase up to 400,000 shares of our Common Stock at the then fair market value may be granted

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to our non-employee directors. There were no remaining options available for grant under this plan as of December 31, 2009.

Restricted Stock Units

During the years ended December 31, 2010, 2009 and 2008, we issued RSU awards to certain officers, non-employees, directors, employees and consultants. RSU awards are similar to restricted stock in that they are issued for no consideration; however, the holder generally is not entitled to the underlying shares of common stock until the RSU award vests. Also, because the RSU awards are issued for $0.01 per share, the grant-date fair value of the award is equal to the intrinsic value of our common stock on the date of grant. The RSU awards were issued under both the 2000 Plan and the 2000 Non-Officer Plan and are settled by delivery of shares of our common stock on or shortly after the date the awards vest.

Beginning with shares granted during 2005, each RSU award depletes the pool of options available for grant under our equity incentive plans by a ratio of 1:1.5.

Employee Stock Purchase Plan

In February 1994, our Board of Directors adopted the ESPP pursuant to section 423(b) of the Internal Revenue Code of 1986. Under the ESPP, 1,500,000 shares of our common stock have been authorized for issuance. The terms of the ESPP provide eligible employees with the opportunity to acquire an ownership interest in Nektar through participation in a program of periodic payroll deductions for the purchase of our common stock. Employees may elect to enroll or re-enroll in the ESPP on a semi-annual basis. Stock is purchased at 85% of the lower of the closing price on the first day of the enrollment period or the last day of the enrollment period.

401(k) Retirement Plan

We sponsor a 401(k) retirement plan whereby eligible employees may elect to contribute up to the lesser of 60% of their annual compensation or the statutorily prescribed annual limit allowable under Internal Revenue Service regulations. The 401(k) plan permits us to make matching contributions on behalf of all participants, up to a maximum of $3,000 per participant. For the years ended December 31, 2010, 2009, and 2008, we recognized $1.0 million, $0.8 million, and $1.1 million, respectively, of compensation expense in connection with our 401(k) retirement plan.

Change in Control Severance Plan

On December 6, 2006, our Board of Directors approved a Change of Control Severance Benefit Plan (CIC Plan) and on February 14, 2008, October 21, 2008, September 14, 2010, and December 7, 2010, our Board of Directors amended and restated the CIC Plan. The CIC Plan is designed to make certain benefits available to eligible employees of the Company in the event of a change of control of the Company and, following such change of control, an employee’s employment with the Company or a successor company is terminated in certain specified circumstances. We adopted the CIC Plan to support the continuity of the business in the context of a change of control transaction. The CIC Plan was not adopted in contemplation of any specific change of control transaction. A brief description of the material terms and conditions of the CIC Plan is provided below.

Under the CIC Plan, in the event of a change of control of the Company and a subsequent termination of employment initiated by the Company or a successor company other than for Cause (as defined in the CIC Plan) or initiated by the employee for a Good Reason Resignation (as defined in the CIC Plan) in each case within twelve months following a change of control transaction, (i) the Chief Executive Officer would be entitled to receive cash severance pay equal to 24 months base salary plus annual target incentive pay, the extension of employee benefits over this severance period and the full acceleration of unvested outstanding equity awards, and (ii) the Senior Vice Presidents and Vice Presidents (including Principal Fellows) would each be entitled to receive cash severance pay

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equal to twelve months base salary plus annual target incentive pay, the extension of employee benefits over this severance period and the full acceleration of unvested outstanding equity awards. In the event of a change of control of the Company and a subsequent termination of employment initiated by the Company or a successor company other than for cause within twelve months following a change of control transaction, all other employees would each be entitled to receive cash severance pay equal to 6 months base salary plus a pro-rata portion of annual target incentive pay, the extension of employee benefits over this severance period and the full acceleration of each such employee’s unvested outstanding equity awards.

On December 6, 2006, our Board of Directors approved an amendment to all outstanding stock awards held by non-employee directors to provide for full acceleration of vesting in the event of a change of control transaction.

Note 9 — License and Collaboration Agreements

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

In accordance with these agreements, we recorded License, collaboration and other revenue as follows (in thousands):

		Years Ended December 31,
Partner	Agreement	2010	2009	2008

AstraZeneca AB	NKTR-118 and NKTR-119	$107,854	$25,073	$—
Hoffmann — La Roche	Pegasys	5,131	214	1,000
Bayer Healthcare LLC	BAY41-6651 (Amikacin Inhale, formerly NKTR-061)	3,300	4,928	10,054
Amgen, Inc.	Neulasta	833	—	—
Novartis Vaccines and Diagnostics, Inc.	Tobramycin inhalation powder (TIP)	—	564	13,723
Bayer Schering Pharma AG	Cipro Inhale (CIP)	—	—	11,653
Other		7,254	5,864	12,500

License, collaboration and other revenue		$124,372	$36,643	$48,930

AstraZeneca AB

NKTR-118 and NKTR-119

On September 20, 2009, we entered into a License Agreement with AstraZeneca AB, a Swedish corporation (AstraZeneca), under which we granted AstraZeneca a worldwide, exclusive, perpetual, royalty-bearing, and sublicensable license under our patents and other intellectual property to develop, sell and otherwise commercially exploit NKTR-118 and NKTR-119. AstraZeneca is responsible for all costs associated with research, development and commercialization and will control product development and commercialization decisions for NKTR-118 and NKTR-119. Under the terms of the agreement, AstraZeneca paid us an upfront payment of $125.0 million, which we received in the fourth quarter of 2009, of which we recognized $101.4 million and $23.6 million as License, collaboration and other revenue in the years ended December 31, 2010 and 2009, respectively. As of December 31, 2010, we have completed our obligations under the license agreement and related manufacturing technology transfer agreement. We are also entitled to development milestones and sales milestones upon achievement of

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

certain annual sales targets and royalties based on annual worldwide net sales of NKTR-118 and NKTR-119 products. We recognized $6.5 million and $1.5 million in reimbursements from AstraZeneca for technology transfer, clinical supply, and other contract development services during the years ended December 31, 2010 and 2009, respectively.

F. Hoffmann- La Roche Ltd and Hoffmann-LaRoche Inc.

PEGASYS

In February 1997, we entered into a license, manufacturing and supply agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (Roche), under which we granted Roche a worldwide, exclusive license to use certain PEGylation materials in the manufacture of PEGASYS. As a result of Roche exercising a license extension option in December 2009, Roche has the right to manufacture all of its requirements for our proprietary PEGylation materials for PEGASYS and we would perform additional manufacturing, if any, only on an as-requested basis. In connection with Roche’s exercise of the license option extension in December 2009, we received a payment of $31.0 million of which we have recognized $5.1 million and $0.2 million during the years ended December 31, 2010 and 2009, respectively. As of December 31, 2010, we have deferred revenue of approximately $25.7 million related to this agreement, which we expect to recognize over the period through which we are required to provide back-up manufacturing and supply services on an as-requested basis.

Bayer Healthcare LLC

BAY41-6651 (Amikacin Inhale, formerly NKTR-061)

On August 1, 2007, we entered into a co-development, license and co-promotion agreement with Bayer Healthcare LLC (Bayer) to develop a specially-formulated inhaled Amikacin. We are responsible for any future development of the nebulizer device included in the Amikacin product through the completion of Phase 3 clinical trial, scale-up for commercialization, and commercial manufacturing and supply. Bayer is responsible for most future clinical development and commercialization costs, all activities to support worldwide regulatory filings, approvals and related activities, further development of Amikacin Inhale and final product packaging. We received an upfront payment of $40.0 million in 2007 and performance milestone payments of $20.0 million, of which the second milestone of $10.0 million will be used to reimburse Bayer for Phase 3 clinical trial costs, and we have recognized as revenue $3.3 million, $5.0 million, and $10.1 million during the years ended December 31, 2010, 2009, and 2008, respectively. As of December 31, 2010, we have deferred revenue of approximately $30.5 million, which we expect to amortize through July 2021, the estimated end of the life of the agreement. We are entitled to development milestones and sales milestones upon achievement of certain development milestones and annual sales targets and royalties based on annual worldwide net sales of Amikacin Inhale.

Amgen, Inc.

Neulasta

On October 29, 2010, we amended and restated an existing supply agreement by entering into a supply, dedicated suite and manufacturing guarantee agreement and a license agreement with Amgen Inc. and Amgen Manufacturing, Limited (together referred to as Amgen). Under the terms of the amended and restated agreement, we guarantee the manufacture and supply of our proprietary PEGylation materials (Polymer Materials) to Amgen in an existing manufacturing suite to be used exclusively for the manufacture of Polymer Materials for Amgen (the Manufacturing Suite) in Nektar’s manufacturing facility in Huntsville, Alabama (Facility). This supply arrangement is on a non-exclusive basis (other than the use of the Manufacturing Suite and certain equipment) whereby Nektar is free to manufacture and supply the Polymer Materials to any other third party and Amgen is free to procure the Polymer Materials from any other third party. Under the terms of the agreement, Nektar received a $50.0 million payment in return for Nektar guaranteeing its supply of certain quantities of Polymer Materials to

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amgen including without limitation the Additional Rights described below and manufacturing fees that are calculated based on fixed and variable components applicable to the Polymer Materials ordered by Amgen and delivered by Nektar. Amgen has no minimum purchase commitments. If quantities of the Polymer Materials ordered by Amgen exceed specified quantities, significant additional payments become payable to Nektar in return for Nektar guaranteeing its supply of additional quantities of the Polymer Materials.

The term of the amended and restated supply agreement runs through October 29, 2020. In the event we become subject to a bankruptcy or insolvency proceeding, we cease to own or control the Facility, we fail to manufacture and supply or certain other events, Amgen or its designated third party will have the right to elect, among certain other options, to take title to the dedicated equipment and access the Facility to operate the Manufacturing Suite solely for the purpose of manufacturing the Polymer Materials (the Additional Rights). Amgen may terminate the amended and restated agreement for convenience or due to an uncured material default by us.

We recognized $0.8 million of the $50.0 million upfront payment as revenue during the year ended December 31, 2010. As of December 31, 2010, we have deferred revenue of approximately $49.2 million, which we expect to amortize through October 2020, the estimated end of our obligations under the agreement.

Novartis

Tobramycin inhalation powder (TIP)

We were party to a collaborative research, development and commercialization agreement with Novartis Vaccines and Diagnostics, Inc. related to the development of Tobramycin inhalation powder (TIP) for the treatment of lung infections caused by the bacterium Pseudomonas aeruginosa in cystic fibrosis patients, which was terminated on December 31, 2008 in connection with the Novartis Pulmonary Asset Sale. As part of the termination we relinquished our rights to future research and development funding and milestone payments as well as to any future royalty payments or manufacturing revenue. Prior to the termination, we were reimbursed for the cost of work performed on a revenue per annual full-time equivalent (FTE) basis, plus out of pocket third party costs. Revenue recognized approximated the cost associated with these reimbursable services and was nil, $0.6 million, and $14.3 million during the years ended December 31, 2010, 2009, and 2008, respectively.

Bayer Schering Pharma AG

Cipro Inhale

We were party to a collaborative research, development and commercialization agreement with Bayer Schering Pharma AG related to the development of an inhaled powder formulation of Cipro Inhale for the treatment of chronic lung infections caused by Pseudomonas aeruginosa in cystic fibrosis patients. As of December 31, 2008, we assigned this agreement to Novartis Pharma AG although we retained our economic interest in the right to receive potential royalties in the future based on net product sales if Cipro Inhale receives regulatory approval and is successfully commercialized (See Note 10). Prior to the termination, we were reimbursed for the cost of work performed on a revenue per annual FTE basis and out of pocket third party costs, as well as milestone and upfront fees. Revenue recognized approximated the cost associated with these reimbursable services and totaled nil, nil, and $10.3 million during the years ended December 31, 2010, 2009, and 2008, respectively.

Note 10 — Novartis Pulmonary Asset Sale

On December 31, 2008, we completed the sale of certain assets related to our pulmonary business, associated technology and intellectual property to Novartis Pharma AG and Novartis Pharmaceuticals Corporation (together referred to as Novartis) for a purchase price of $115.0 million in cash (the Novartis Pulmonary Asset Sale). Pursuant

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We have retained all of our rights to Amikacin Inhale partnered with Bayer, certain royalty rights on commercial sales of Cipro Inhale by Bayer Schering Pharma AG, the rights to inhaled vancomycin development program, and certain intellectual property rights specific to inhaled insulin. We also entered into a service agreement pursuant to which we have subcontracted to Novartis certain services to be performed related to Amikacin Inhale and a transition services agreement in which Novartis and we each provided each other with specified services for a limited time period following the closing of the Novartis Pulmonary Asset Sale to facilitate the transition of the acquired assets and business from us to Novartis.

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

Additional Costs

In addition to the transaction costs recorded as part of the gain, we recognized approximately nil, $0.1 million and $2.7 million of additional costs in connection with the Novartis Pulmonary Asset Sale for the years ended December 31, 2010, 2009 and 2008, respectively, of one-time employee termination and other costs that were recorded in Research and development expense in our Consolidated Statement of Operations. All costs incurred have been paid as of December 31, 2010.

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 — Termination of Pfizer Agreements and Inhaled Insulin Program

On November 9, 2007, we entered into a termination agreement and mutual release of our collaborative development and license agreement with Pfizer and all other related agreements (Pfizer agreements). Under the termination agreement, we received a one-time payment of $135.0 million in November 2007 from Pfizer in satisfaction of all outstanding contractual obligation under our existing agreements related to inhaled insulin development and commercialization. Contractual obligations included billed and unbilled product sales and contract research revenue through November 9, 2007, outstanding accounts receivable and unrecovered capital costs as of November 9, 2007, and contract termination costs.

On February 12, 2008, we entered into a Termination and 2008 Continuation Agreement (TCA) with Tech Group North America, Inc. (Tech Group) pursuant to which the manufacturing and supply agreement for the Exubera inhaler device (Exubera Inhaler MSA) was terminated in its entirety and we agreed to pay Tech Group $13.8 million in termination costs and $4.8 million in satisfaction of outstanding accounts payable. As part of the TCA, we agreed to compensate Tech Group to retain a limited number of core Exubera inhaler manufacturing personnel and its dedicated Exubera inhaler manufacturing facility for a limited period in 2008. We also entered into a letter agreement with Pfizer to retain a limited number of Exubera manufacturing personnel at Pfizer’s Terre Haute, Indiana, manufacturing facility during March and April 2008.

On February 14, 2008, we entered into a Termination and Mutual Release Agreement with Bespak Europe Ltd. (Bespak) pursuant to which the Exubera Inhaler MSA was terminated in its entirety and we agreed to pay Bespak £11.0 million, or approximately $21.6 million, including $3.0 million in satisfaction of outstanding accounts payable and $18.6 million in termination costs and expenses that were due and payable under the termination provisions of the Exubera Inhaler MSA, which included reimbursement of inventory, inventory purchase commitments, unamortized depreciation on property and equipment, severance costs and operating lease commitments.

On April 9, 2008, we announced that we had ceased all negotiations with potential partners for Exubera and the next generation inhaled insulin program as a result of new data analysis from ongoing clinical trials conducted by Pfizer which indicated an increase in the number of new cases of lung cancer in Exubera patients who were former smokers as compared to patients in the control group who were former smokers. Following the termination of our inhaled insulin programs on April 9, 2008, we terminated our continuation agreements with Tech Group and Pfizer.

Idle Exubera Manufacturing Capacity Costs

Idle Exubera manufacturing capacity costs, which are recognized as a component of Other cost of revenue, include costs payable to Pfizer and Tech Group under our continuation agreements and internal salaries, benefits and stock-based compensation related to Exubera commercial manufacturing employees, overhead at our San Carlos manufacturing facility, including rent, utilities and maintenance and depreciation of property and equipment. We incurred these costs from the termination of the Pfizer Agreements on November 9, 2007 through the termination of our inhaled insulin programs in April 2008. For the years ended December 31, 2010, 2009 and 2008, we recognized idle Exubera manufacturing capacity costs of nil, nil, and $6.8 million, respectively.

Note 12 — Impairment of Long Lived Assets

During the years ended December 31, 2010, 2009, and 2008, we recorded charges for the impairment of long-lived assets of $12.6 million, nil, and $1.5 million, respectively.

On November 29, 2010, we ceased use of the San Carlos facility as a result of our relocation to the Mission Bay Facility. The remaining assets at the San Carlos location consist of the building capital lease and related leasehold improvements, which we currently intend to sublease through the lease termination date. As a result of our relocation, we performed an impairment analysis on these assets. We concluded that the carrying values of the building and leasehold improvements exceeded their fair values based on a probability-weighted discounted cash

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

flow model of the future estimated net sublease income and recorded an impairment loss of $12.6 million. As of December 31, 2010, the remaining net book value of these assets is $2.1 million.

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

Note 13 — Workforce Reduction Plans

In an effort to reduce ongoing operating costs and improve our organizational structure, efficiency and productivity, we executed workforce reduction plans in May 2007 (2007 Plan) and February 2008 (2008 Plan) designed to streamline the Company, consolidate corporate functions, and strengthen decision-making and execution. The 2007 Plan and 2008 Plan reduced our workforce by approximately 290 full-time employees; both plans were substantially complete at December 31, 2008. For the years ended December 31, 2010, 2009, and 2008 workforce reduction charges, comprised of severance, medical insurance, and outplacement services, were as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008

Cost of goods sold	$—	$—	$148
Other cost of revenue	—	—	1,221
Research and development expense	—	—	3,087
General and administrative expense	—	—	517

Total workforce reduction charges	$—	$—	$4,973

Note 14 — Stock-Based Compensation

We issued stock-based awards from our equity incentive plans, which are more fully described in Note 8. Stock-based compensation cost was recorded as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008

Cost of goods sold	$915	$295	$269
Research and development	7,218	3,377	4,642
General and administrative	9,266	6,654	4,960

Total stock-based compensation costs	$17,399	$10,326	$9,871

For the years ended December 31, 2010, 2009, and 2008, we recorded approximately $0.5 million, $0.8 million, and $2.2 million, respectively, of stock-based compensation expense related to modifications of certain stock grants in connection with employment separation agreements. Generally, the modifications extended the option holder’s exercise period beyond the 90 day period after termination and accelerated a portion of the option holder’s unvested grants. Stock-based compensation charges are non-cash charges and as such have no impact on our reported cash flows.

As of December 31, 2010, total unrecognized compensation expense of $37.1 million related to unvested stock-based compensation arrangements is expected to be recognized over a weighted-average period of 1.87 years.

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Black-Scholes Assumptions

The following tables list the Black-Scholes option-pricing model assumptions used to calculate the fair value of employee stock options and ESPP purchases.

	Year Ended December 31, 2010		Year Ended December 31, 2009		Year Ended December 31, 2008
	Employee		Employee		Employee
	Stock Options	ESPP	Stock Options	ESPP	Stock Options	ESPP

Average risk-free interest rate	1.8%	0.2%	1.6%	0.3%	2.5%	2.0%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Volatility factor	62.7%	47.8%	61.0%	82.4%	51.6%	72.3%
Weighted average expected life	4.9 years	0.5 years	4.9 years	0.5 years	5.0 years	0.5 years

The average risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of grants for periods commensurate with the expected life of the stock-based award. We have never paid dividends, nor do we expect to pay dividends in the foreseeable future; therefore, we used a dividend yield of 0.0%. Our estimate of expected volatility is based on the daily historical trading data of our common stock over a historical period commensurate with the expected life of the stock-based award.

For the year ended December 31, 2010, we estimated the weighted-average expected life based on the contractual and vesting terms of the stock options, as well as historic cancellation and historic exercise data. For the years ended December 31, 2009 and 2008, the weighted-average expected life was determined using the “simplified” method, in which the expected life was based on the average of the vesting term and the contractual life of the option, as permitted under Staff Accounting Bulletin Topic 14.D.2. We used this method because we believed that applying historical data for options and awards during these years was not a true reflection of future exercise patterns and timelines. The change in method did not result in a significant difference in weighted average expected life.

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary of Stock Option Activity

The table below presents a summary of stock option activity under our equity incentive plans (in thousands, except for price per share and contractual life information):

		Weighted-	Weighted-
		Average	Average
	Number	Exercise	Remaining	Aggregate
	of	Price	Contractual	Intrinsic
	Shares	per Share	Life (in Years)	Value(1)

Balance at December 31, 2007	12,212	$15.62
Options granted	6,180	6.02
Options exercised	(39)	5.72
Options forfeited & canceled	(4,802)	12.93

Balance at December 31, 2008	13,551	$12.13
Options granted	4,608	5.53
Options exercised	(714)	6.58
Options forfeited & canceled	(3,437)	15.53

Outstanding at December 31, 2009	14,008	$9.41
Options granted	5,267	11.93
Options exercised	(1,151)	7.25
Options forfeited & canceled	(1,225)	22.31

Outstanding at December 31, 2010	16,899	$9.40	5.34	$70,443

Vested & expected to vest at December 31, 2010	15,817	$9.37	5.27	$66,818
Exercisable at December 31, 2010	8,409	$9.55	4.51	$37,901

(1)	Aggregate Intrinsic Value represents the difference between the exercise price of the option and the closing market price of our common stock on December 31, 2010.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2010, 2009, and 2008 was $6.30, $2.86, and $2.79, respectively. The total intrinsic value of options exercised during the years ended December 31, 2010, 2009, and 2008 was $6.8 million, $1.4 million, and nil, respectively. The estimated fair value of options vested during the years ended December 31, 2010, 2009, and 2008 was $14.7 million, $9.0 million, and $9.8 million, respectively.

RSU Awards

We issued RSU awards to certain officers and employees; the RSU awards granted in 2006 vest upon achievement of pre-determined performance milestones, while the RSU awards granted in 2007 and 2008 have a time-based vesting schedule. We expense the grant date fair value of the RSU awards ratably over the expected service or performance period.

We granted 1,088,300 performance-based RSU awards in 2006, which included three pre-determined milestones. The first performance milestone was achieved and the RSU awards were vested and released in 2007. In 2007, we determined the second performance milestone would not be achieved and we reversed previously recorded compensation expense of $2.8 million. We currently expect the third milestone will be achieved in 2013. If our actual experience in future periods differs from these current estimates, we may change our estimate of the period in which the milestone will be achieved and prospectively adjust the amortization period of the stock based compensation expense associated with these awards.

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of RSU award activity is as follows (in thousands except for per share amounts):

		Weighted-Average	Aggregate
		Grant-Date	Intrinsic
	Units Issued	Fair value	Value(1)

Balance at December 31, 2007	735
Granted	48	$5.26
Released	(107)
Forfeited & canceled	(411)

Balance at December 31, 2008	265
Granted	35	$8.37
Released	(28)
Forfeited & canceled	(37)

Balance at December 31, 2009	235
Granted	22	$11.66
Released	(25)
Forfeited & canceled	(9)

Balance at December 31, 2010	223		$2,868

(1)	Aggregate Intrinsic Value represents the difference between the grant price of the award and the closing market price of our common stock on December 31, 2010.

Note 15 — Income Taxes

For financial reporting purposes, “Loss before provision for income taxes,” includes the following components (in thousands):

	Years Ended December 31,
	2010	2009	2008

Domestic	$(39,321)	$(103,295)	$(69,350)
Foreign	2,264	523	34,208

Total	$(37,057)	$(102,772)	$(35,142)

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Provision (Benefit) for Income Taxes

The provision (benefit) for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2010	2009	2008

Current:
Federal	$1	$(522)	$(970)
State	2	(28)	(69)
Foreign	698	352	519

Total Current	701	(198)	(520)

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	180	(55)	(286)

Total Deferred	180	(55)	(286)

Provision (benefit) for income taxes	$881	$(253)	$(806)

In 2010, we received a federal tax refund of $0.5 million relating to fiscal year 2009 as a result of the American Recovery and Reinvestment Act of 2009, which allowed us to utilize previously recorded deferred tax assets.

Income tax provision (benefit) related to continuing operations differs from the amount computed by applying the statutory income tax rate of 35% to pretax loss as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008

U.S. federal benefit
At statutory rate	$(12,970)	$(35,970)	$(12,300)
State taxes	2	(28)	(69)
Change in valuation allowance	15,123	34,327	29,768
Foreign tax differential	86	114	(11,754)
Unrecognized tax credits	(1,833)	(882)	(2,366)
Expiring tax attributes	—	1,569	1,508
Capital lease true-up	—	—	(1,431)
Foreign subsidiary investment	—	—	(4,777)
Other	473	617	615 -

Total	$881	$(253)	$(806)

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income tax purposes. Significant components of our deferred tax assets for federal and state income taxes are as follows (in thousands):

	December 31,
	2010	2009

Deferred tax assets:
Net operating loss carryforwards	$331,749	$321,874
Research and other credits	49,657	48,186
Capitalized research expenses	5,797	6,905
Deferred revenue	31,411	34,226
Depreciation	11,167	—
Reserve and accruals	4,895	5,184
Stock-based compensation	28,157	22,303
Other	4,275	4,812

Deferred tax assets before valuation allowance	467,108	443,490
Valuation allowance for deferred tax assets	(466,949)	(442,473)

Total deferred tax assets	159	1,017

Deferred tax liabilities:
Depreciation	—	(678)

Total deferred tax liabilities	—	(678)

Net deferred tax assets	$159	$339

Realization of our deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Because of our lack of U.S. earnings history, the net U.S. deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $24.5 million and $39.6 million during the years ended December 31, 2010 and 2009, respectively. The valuation allowance includes approximately $35.6 million of benefit at both December 31, 2010 and December 31, 2009 related to stock-based compensation and exercises, prior to the implementation of ASC 515 and 718, that will be credited to additional paid in capital when realized.

Undistributed earnings of our foreign subsidiary in India are considered to be permanently reinvested and accordingly, no deferred U.S. income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to U.S. income tax. At the present time it is not practicable to estimate the amount of U.S. income taxes that might be payable if these earnings were repatriated.

Net Operating Loss and Tax Credit Carryforwards

As of December 31, 2010, we had a net operating loss carryforward for federal income tax purposes of approximately $815.6 million, portions of which will begin to expire in 2011. We had a total state net operating loss carryforward of approximately $537.9 million, which will begin to expire in 2011. Utilization of some of the federal and state net operating loss and credit carryforwards are subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization. During January 2011, we sold 19 million shares of our common stock to the public. We do not believe this event will create a “change in ownership” but future stock activity in combination with the January 2011 stock issuance may create a future ownership change. If a future change in ownership is created, we may be subject to additional limitations on the use of our net operating losses and credits.

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have federal research credits of approximately $23.0 million, which will begin to expire in 2019 and state research credits of approximately $13.6 million which have no expiration date. We have federal orphan drug credits of $12.8 million which will begin to expire in 2026. These tax credits are subject to the same limitations discussed above.

Unrecognized tax benefits

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

We file income tax returns in the U.S., California, Alabama, India and the U.K. We are currently not the subject of any income tax examinations. Because of net operating loss and research credit carryovers, substantially all of our tax years remain open to examination.

We have the following activity relating to unrecognized tax benefits (in thousands):

	December 31,
	2010	2009	2008

Beginning balance	$13,084	$11,660	$9,222
Tax positions related to current year
Additions:
Federal	259	415	1,274
State	208	318	1,164
Reductions	—	—	—
Tax positions related to prior year
Additions:		—	—
Federal	—	—	—
State	—	691	—
Reductions	(493)	—	—
Settlements	—	—	—
Lapses in statute of limitations	—	—	—

Ending balance	$13,058	$13,084	$11,660

Although it is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next twelve months due to tax examination changes, settlement activities, expirations of statute of limitations, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities, we do not anticipate any significant changes to unrecognized tax benefits over the next 12 months. During the years ended December 31, 2010 and 2009, no interest or penalties were required to be recognized relating to unrecognized tax benefits.

Note 16 —	Segment Reporting

We operate in one business segment which focuses on applying our technology platforms to improve the performance of established and novel medicines. We operate in one segment because our business offerings have similar economics and other characteristics, including the nature of products and manufacturing processes, types of

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

customers, distribution methods and regulatory environment. We are comprehensively managed as one business segment by our Chief Executive Officer and his management team. Within our one business segment we have two components, PEGylation technology and pulmonary technology.

Our revenue is derived primarily from clients in the pharmaceutical and biotechnology industries. Revenue from AstraZeneca AB represented 68% of our revenue for the year ended December 31, 2010. Two of our partners, AstraZeneca AB and UCB Pharma, represented 35% and 17%, respectively, of our total revenue during the year ended December 31, 2009. Four of our partners, Bayer (including Bayer Healthcare LLC and Bayer Schering Pharma AG), UCB Pharma, Novartis, and Roche represented 24%, 16%, 15%, and 14%, respectively, of our total revenue during the year ended December 31, 2008.

Revenue by geographic area is based on the locations of our partners. The following table sets forth revenue by geographic area (in thousands):

	Years Ended December 31,
	2010	2009	2008

United States	$29,636	$29,511	$30,800
European countries	129,403	42,420	59,385

Total revenue	$159,039	$71,931	$90,185

At December 31, 2010, $71.5 million, or approximately 80%, of the net book value of our property and equipment was located in the United States and $18.3 million, or approximately 20%, was located in India. At December 31, 2009, approximately $64.5 million, or approximately 82%, of the net book value of our property and equipment of $78.3 million was located in the United States and $13.8 million, or approximately 18%, was located in India.

Note 17 —	Subsequent Event

On January 24, 2011, we completed the issuance and sale of 19,000,000 shares of our common stock. The price to the public in this offering was $11.85 per share, and the underwriter purchased the shares from Nektar pursuant to the Underwriting Agreement at a price of $11.60 per share. The proceeds to Nektar from this offering were approximately $220.4 million. Additionally, we incurred approximately $0.6 million in legal and accounting fees, filing fees, and other offering expenses.

Note 18 —	Selected Quarterly Financial Data (Unaudited)

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

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reclassifications have not impacted previously reported revenues, operating loss or net loss. All data is in thousands except per share information.

	Fiscal Year 2010				Fiscal Year 2009
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4

Product sales and royalties	$3,584	$11,154	$7,230	$12,699	$6,470	$10,525	$7,461	$10,832
License, collaboration and other revenue	$29,653	$31,409	$30,695	$32,615	$3,241	$2,463	$2,762	$28,177
Gross profit on product sales	$(712)	$6,265	$985	$2,462	$844	$146	$1,327	$2,023
Research and development expenses	$23,286	$25,600	$27,724	$31,455	$23,363	$24,002	$23,031	$24,713
General and administrative expenses	$9,013	$10,207	$10,181	$11,585	$11,020	$9,087	$9,917	$10,982
Impairment of long lived assets	$—	$—	$—	$12,576	$—	$—	$—	$—
Operating (loss) income	$(3,358)	$1,867	$(6,225)	$(20,539)	$(30,298)	$(30,480)	$(28,859)	$(5,495)
Interest expense	$2,951	$2,909	$2,826	$2,488	$3,337	$2,948	$2,928	$2,963
Net loss	$(6,130)	$(517)	$(8,711)	$(22,580)	$(31,807)	$(32,069)	$(30,967)	$(7,676)
Basic and diluted net loss per share(1)	$(0.07)	$(0.01)	$(0.09)	$(0.24)	$(0.34)	$(0.35)	$(0.33)	$(0.08)

(1)	Quarterly loss per share amounts may not total to the year-to-date loss per share due to rounding.

SCHEDULE II

NEKTAR THERAPEUTICS

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
YEARS ENDED DECEMBER 31, 2010, 2009, and 2008

		Charged to
		Costs and
	Balance at	Expenses,		Balance at
	Beginning	Net of		End
Description	of Year	Reversals	Utilizations	of Year
	(In thousands)

2010:
Allowance for doubtful accounts	$—	$—	$—	$—
Allowance for inventory reserves	$3,336	$1,012	$(366)	$3,982
2009:
Allowance for doubtful accounts	$92	$—	$(92)	$—
Allowance for inventory reserves	$4,989	$2,109	$(3,762)	$3,336
2008:
Allowance for doubtful accounts	$33	$61	$(2)	$92
Allowance for inventory reserves	$5,772	$2,668	$(3,451)	$4,989

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 (Exchange Act) reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation under the framework described in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. There was no change in our internal control over financial reporting during the quarter ended December 31, 2010, which was identified in connection with our management’s evaluation required by Exchange Act Rules 13a-15(f) and 15d-15(f) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Information relating to our executive officers required by this item is set forth in Part I — Item 1 of this report under the caption “Executive Officers of the Registrant” and is incorporated herein by reference. The other information required by this Item is incorporated by reference from the definitive proxy statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A (Proxy Statement) not later than 120 days after the end of the fiscal year covered by this Form 10-K under the captions “Corporate Governance and Board of Directors,” “Proposal 1 — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Information regarding our audit committee financial expert will be set forth in the Proxy Statement under the caption “Audit Committee,” which information is incorporated herein by reference.

We have a Code of Business Conduct and Ethics applicable to all employees, including the principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. The Code of Business Conduct and Ethics is posted on our website at www.nektar.com. Amendments to, and waivers from, the Code of Business Conduct and Ethics that apply to any of these officers, or persons performing similar functions, and that relate to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K will be disclosed at the website address provided above and, to the extent required by applicable regulations, on a current report on Form 8-K.

As permitted by SEC Rule 10b5-1, certain of our executive officers, directors and other employees have or may set up a predefined, structured stock trading program with their broker to sell our stock. The stock trading program allows a broker acting on behalf of the executive officer, director or other employee to trade our stock during blackout periods or while such executive officer, director or other employee may be aware of material, nonpublic information, if the trade is performed according to a pre-existing contract, instruction or plan that was established with the broker during a non-blackout period and when such executive officer, director or employee was not aware of any material, nonpublic information. Our executive officers, directors and other employees may also trade our stock outside of the stock trading programs set up under Rule 10b5-1 subject to our blackout periods and insider trading rules.

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

Exhibit
Number		Description of Documents

2	.1(1)	Asset Purchase Agreement, dated October 20, 2008, by and between Nektar Therapeutics, a Delaware corporation, AeroGen, Inc., a Delaware corporation and wholly-owned subsidiary of Nektar Therapeutics, Novartis Pharmaceuticals Corporation, a Delaware corporation, and Novartis Pharma AG, a Swiss corporation.+
3	.1(2)	Certificate of Incorporation of Inhale Therapeutic Systems (Delaware), Inc.
3	.2(3)	Certificate of Amendment of the Amended Certificate of Incorporation of Inhale Therapeutic Systems, Inc.
3	.3(4)	Certificate of Designation of Series A Junior Participating Preferred Stock of Nektar Therapeutics.
3	.4(5)	Certificate of Designation of Series B Convertible Preferred Stock of Nektar Therapeutics.
3	.5(6)	Certificate of Ownership and Merger of Nektar Therapeutics.
3	.6(7)	Certificate of Ownership and Merger of Nektar Therapeutics AL, Corporation with and into Nektar Therapeutics.
3	.7(8)	Amended and Restated Bylaws of Nektar Therapeutics.
4.1		Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6 and 3.7.
4	.2(6)	Specimen Common Stock certificate.

Exhibit
Number		Description of Documents

4	.3(4)	Rights Agreement, dated as of June 1, 2001, by and between Nektar Therapeutics and Mellon Investor Services LLC, as Rights Agent.
4	.4(4)	Form of Right Certificate.
4	.5(9)	Indenture, dated September 28, 2005, by and between Nektar Therapeutics, as Issuer, and J.P. Morgan Trust Company, National Association, as Trustee.
4	.6(9)	Registration Right Agreement, dated as of September 28, 2005, among Nektar Therapeutics and entities named therein.
10	.1(10)	1994 Non-Employee Directors’ Stock Option Plan, as amended.++
10	.2(11)	1994 Employee Stock Purchase Plan, as amended and restated.++
10	.3(21)	2000 Non-Officer Equity Incentive Plan, as amended and restated.++
10	.4(13)	Form of 2000 Non-Officer Equity Incentive Plan Stock Option Agreement (Nonstatutory Stock Option).++
10	.5(13)	Form of 2000 Non-Officer Equity Incentive Plan Stock Option Agreement (Nonstatutory (Unapproved) Stock Option).++
10	.6(14)	Forms of 2000 Non-Officer Equity Incentive Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement.++
10	.7(21)	2000 Equity Incentive Plan, as amended and restated.++
10	.8(15)	Form of Stock Option Agreement under the 2000 Equity Incentive Plan.++
10	.9(14)	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the 2000 Equity Incentive Plan.++
10	.10(16)	Form of Non-Employee Director Stock Option Agreement under the 2000 Equity Incentive Plan.++
10	.11(16)	Form of Non-Employee Director Restricted Stock Unit Agreement under the 2000 Equity Incentive Plan.++
10	.12(21)	Amended and Restated Compensation Plan for Non-Employee Directors.++
10	.13(12)	401(k) Retirement Plan.++
10	.14(21)	2011 Discretionary Incentive Compensation Policy.++
10	.15(21)	Amended and Restated Change of Control Severance Benefit Plan.++
10	.16(21)	2008 Equity Incentive Plan.++
10	.17(1)	Forms of Stock Option Grant Notice and of Stock Option Agreement under the 2008 Equity Incentive Plan.++
10	.18(1)	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the 2008 Equity Incentive Plan.++
10	.19(16)	Form of Severance Letter for executive officers of the company.++
10	.20(1)	Amended and Restated Letter Agreement, executed effective on December 1, 2008, with Howard W. Robin.++
10	.21(1)	Amended and Restated Letter Agreement, executed effective on December 1, 2008, with John Nicholson.++
10	.22(21)	Letter Agreement, executed effective on December 10, 2009, with Stephen K. Doberstein, Ph.D.++
10	.23(17)	Separation and General Release Agreement between Nektar Therapeutics and Randall W. Moreadith, M.D., Ph.D., dated November 23, 2009++
10	.24(19)	Separation and General Release Agreement between Nektar Therapeutics and Bharatt M. Chowrira, Ph.D., J.D., dated December 23, 2010.++
10	.25(16)	Amended and Restated Built-to-Suite Lease between Nektar Therapeutics and BMR-201 Industrial Road LLC, dated August 17, 2004, as amended on January 11, 2005 and July 19, 2007.
10	.26(20)	Sublease, dated as of September 30, 2009, by and between Pfizer Inc. and Nektar Therapeutics.+

Exhibit
Number		Description of Documents

10	.27(18)	Settlement Agreement and General Release, dated June 30, 2006, by and between The Board of Trustees of the University of Alabama, The University of Alabama in Huntsville, Nektar Therapeutics AL Corporation (a wholly-owned subsidiary of Nektar Therapeutics), Nektar Therapeutics and J. Milton Harris.
10	.28(21)	Co-Development, License and Co-Promotion Agreement, dated August 1, 2007, between Nektar Therapeutics (and its subsidiaries) and Bayer Healthcare LLC, as amended.+
10	.29(1)	Exclusive Research, Development, License and Manufacturing and Supply Agreement, by and among Nektar AL Corporation, Baxter Healthcare SA, and Baxter Healthcare Corporation, dated September 26, 2005, as amended.+
10	.30(1)	Exclusive License Agreement, dated December 31, 2008, between Nektar Therapeutics, a Delaware corporation, and Novartis Pharma AG, a Swiss corporation.+
10	.31(21)	Supply, Dedicated Suite and Manufacturing Guarantee Agreement, dated October 29, 2010, by and among Nektar Therapeutics, Amgen Inc. and Amgen Manufacturing, Limited.+
10	.32(20)	License Agreement by and between AstraZeneca AB and Nektar Therapeutics, dated September 20, 2009.+
21	.1(21)	Subsidiaries of Nektar Therapeutics.
23	.1(21)	Consent of Independent Registered Public Accounting Firm.
24		Power of Attorney (reference is made to the signature page).
31	.1(21)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).
31	.2(21)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).
32	.1*(21)	Section 1350 Certifications.

+	Confidential treatment with respect to specific portions of this Exhibit has been requested, and such portions are omitted and have been filed separately with the SEC.

++	Management contract or compensatory plan or arrangement.

*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as otherwise stated in such filing.

(1)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2008.

(2)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(3)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(4)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on June 4, 2001.

(5)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 8, 2002.

(6)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 23, 2003.

(7)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2009.

(8)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on December 12, 2007.

(9)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on September 28, 2005.

(10)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

(11)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Registration Statement on Form S-8 (No. 333-98321), filed on August 19, 2002.

(12)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(13)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Registration Statement on Form S-8 (No. 333-71936), filed on October 19, 2001, as amended.

(14)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K, as amended, for the year ended December 31, 2005.

(15)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(16)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

(17)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on November 30, 2009.

(18)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(19)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on December 30, 2010.

(20)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

(21)	Filed herewith.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City and County of San Francisco, State of California on March 1, 2011.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Howard W. Robin Howard W. Robin	Chief Executive Officer, President and Director (Principal Executive Officer)	March 1, 2011

/s/ John Nicholson John Nicholson	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2011

/s/ Jillian B. Thomsen Jillian B. Thomsen	Senior Vice President Finance and Chief Accounting Officer (Principal Accounting Officer)	March 1, 2011

/s/ Robert B. Chess Robert B. Chess	Director, Chairman of the Board of Directors	March 1, 2011

/s/ R. Scott Greer R. Scott Greer	Director	March 1, 2011

Signature	Title	Date

/s/ Joseph J. Krivulka Joseph J. Krivulka	Director	March 1, 2011

/s/ Christopher A. Kuebler Christopher A. Kuebler	Director	March 1, 2011

/s/ Lutz Lingnau Lutz Lingnau	Director	March 1, 2011

/s/ Susan Wang Susan Wang	Director	March 1, 2011

/s/ Roy A. Whitfield Roy A. Whitfield	Director	March 1, 2011

/s/ Dennis L. Winger Dennis L. Winger	Director	March 1, 2011

Except as so indicated in Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit
Number		Description of Documents

2	.1(1)	Asset Purchase Agreement, dated October 20, 2008, by and between Nektar Therapeutics, a Delaware corporation, AeroGen, Inc., a Delaware corporation and wholly-owned subsidiary of Nektar Therapeutics, Novartis Pharmaceuticals Corporation, a Delaware corporation, and Novartis Pharma AG, a Swiss corporation.+
3	.1(2)	Certificate of Incorporation of Inhale Therapeutic Systems (Delaware), Inc.
3	.2(3)	Certificate of Amendment of the Amended Certificate of Incorporation of Inhale Therapeutic Systems, Inc.
3	.3(4)	Certificate of Designation of Series A Junior Participating Preferred Stock of Nektar Therapeutics
3	.4(5)	Certificate of Designation of Series B Convertible Preferred Stock of Nektar Therapeutics.
3	.5(6)	Certificate of Ownership and Merger of Nektar Therapeutics.
3	.6(7)	Certificate of Ownership and Merger of Nektar Therapeutics AL, Corporation with and into Nektar Therapeutics.
3	.7(8)	Amended and Restated Bylaws of Nektar Therapeutics.
4.1		Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6 and 3.7.
4	.2(6)	Specimen Common Stock certificate.
4	.3(4)	Rights Agreement, dated as of June 1, 2001, by and between Nektar Therapeutics and Mellon Investor Services LLC, as Rights Agent.
4	.4(4)	Form of Right Certificate.
4	.5(9)	Indenture, dated September 28, 2005, by and between Nektar Therapeutics, as Issuer, and J.P. Morgan Trust Company, National Association, as Trustee.
4	.6(9)	Registration Right Agreement, dated as of September 28, 2005, among Nektar Therapeutics and entities named therein.
10	.1(10)	1994 Non-Employee Directors’ Stock Option Plan, as amended.++
10	.2(11)	1994 Employee Stock Purchase Plan, as amended and restated.++
10	.3(21)	2000 Non-Officer Equity Incentive Plan, as amended and restated.++
10	.4(13)	Form of 2000 Non-Officer Equity Incentive Plan Stock Option Agreement (Nonstatutory Stock Option).++
10	.5(13)	Form of 2000 Non-Officer Equity Incentive Plan Stock Option Agreement (Nonstatutory (Unapproved) Stock Option).++
10	.6(14)	Forms of 2000 Non-Officer Equity Incentive Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement.++
10	.7(21)	2000 Equity Incentive Plan, as amended and restated.++
10	.8(15)	Form of Stock Option Agreement under the 2000 Equity Incentive Plan.++
10	.9(14)	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the 2000 Equity Incentive Plan.++
10	.10(16)	Form of Non-Employee Director Stock Option Agreement under the 2000 Equity Incentive Plan.++
10	.11(16)	Form of Non-Employee Director Restricted Stock Unit Agreement under the 2000 Equity Incentive Plan.++
10	.12(21)	Amended and Restated Compensation Plan for Non-Employee Directors.++
10	.13(12)	401(k) Retirement Plan.++
10	.14(21)	2011 Discretionary Incentive Compensation Policy.++
10	.15(21)	Amended and Restated Change of Control Severance Benefit Plan.++
10	.16(21)	2008 Equity Incentive Plan.++
10	.17(1)	Forms of Stock Option Grant Notice and of Stock Option Agreement under the 2008 Equity Incentive Plan.++

Exhibit
Number		Description of Documents

10	.18(1)	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the 2008 Equity Incentive Plan.++
10	.19(16)	Form of Severance Letter for executive officers of the company.++
10	.20(1)	Amended and Restated Letter Agreement, executed effective on December 1, 2008, with Howard W. Robin.++
10	.21(1)	Amended and Restated Letter Agreement, executed effective on December 1, 2008, with John Nicholson.++
10	.22(21)	Letter Agreement, executed effective on December 10, 2009, with Stephen K. Doberstein, Ph.D.++
10	.23(17)	Separation and General Release Agreement between Nektar Therapeutics and Randall W. Moreadith, M.D., Ph.D., dated November 23, 2009.++
10	.24(19)	Separation and General Release Agreement between Nektar Therapeutics and Bharatt M. Chowrira, Ph.D., J.D., dated December 23, 2010.++
10	.25(16)	Amended and Restated Built-to-Suite Lease between Nektar Therapeutics and BMR-201 Industrial Road LLC, dated August 17, 2004, as amended on January 11, 2005 and July 19, 2007.
10	.26(20)	Sublease, dated as of September 30, 2009, by and between Pfizer Inc. and Nektar Therapeutics.+
10	.27(18)	Settlement Agreement and General Release, dated June 30, 2006, by and between The Board of Trustees of the University of Alabama, The University of Alabama in Huntsville, Nektar Therapeutics AL Corporation (a wholly-owned subsidiary of Nektar Therapeutics), Nektar Therapeutics and J. Milton Harris.
10	.28(21)	Co-Development, License and Co-Promotion Agreement, dated August 1, 2007, between Nektar Therapeutics (and its subsidiaries) and Bayer Healthcare LLC, as amended.+
10	.29(1)	Exclusive Research, Development, License and Manufacturing and Supply Agreement, by and among Nektar AL Corporation, Baxter Healthcare SA, and Baxter Healthcare Corporation, dated September 26, 2005, as amended.+
10	.30(1)	Exclusive License Agreement, dated December 31, 2008, between Nektar Therapeutics, a Delaware corporation, and Novartis Pharma AG, a Swiss corporation.+
10	.31(21)	Supply, Dedicated Suite and Manufacturing Guarantee Agreement, dated October 29, 2010, by and among Nektar Therapeutics, Amgen Inc. and Amgen Manufacturing, Limited.+
10	.32(20)	License Agreement by and between AstraZeneca AB and Nektar Therapeutics, dated September 20, 2009.+
21	.1(21)	Subsidiaries of Nektar Therapeutics.
23	.1(21)	Consent of Independent Registered Public Accounting Firm.
24		Power of Attorney (reference is made to the signature page).
31	.1(21)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).
31	.2(21)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).
32	.1*(21)	Section 1350 Certifications.

+	Confidential treatment with respect to specific portions of this Exhibit has been requested, and such portions are omitted and have been filed separately with the SEC.

++	Management contract or compensatory plan or arrangement.

*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as otherwise stated in such filing.

(1)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2008.

(2)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(3)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(4)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on June 4, 2001.

(5)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 8, 2002.

(6)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 23, 2003.

(7)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2009.

(8)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on December 12, 2007.

(9)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on September 28, 2005.

(10)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

(11)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Registration Statement on Form S-8 (No. 333-98321), filed on August 19, 2002.

(12)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(13)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Registration Statement on Form S-8 (No. 333-71936), filed on October 19, 2001, as amended.

(14)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K, as amended, for the year ended December 31, 2005.

(15)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(16)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

(17)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on November 30, 2009.

(18)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(19)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on December 30, 2010.

(20)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

(21)	Filed herewith.