Form 10-Q
period 2011-03-31
NEKTAR THERAPEUTICS
filed 2011-04-29
CIK 906709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
or

☐	TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number: 0-24006
NEKTAR THERAPEUTICS
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3134940 (IRS Employer Identification No.)

455 Mission Bay Boulevard South
San Francisco, California 94158
(Address of principal executive offices)
415-482-5300
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
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 114,073,353 on April 25, 2011.

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
NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share information)
(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$22,485	$17,755
Short-term investments	496,157	298,177
Accounts receivable	2,160	25,102
Inventory	11,712	7,266
Other current assets	6,859	5,679

Total current assets	539,373	353,979
Property and equipment, net	87,628	89,773
Goodwill	76,501	76,501
Other assets	976	972

Total assets	$704,478	$521,225

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,481	$7,194
Accrued compensation	7,680	9,252
Accrued expenses	9,231	8,540
Accrued clinical trial expenses	13,649	12,144
Deferred revenue, current portion	19,974	20,584
Other current liabilities	4,865	6,394

Total current liabilities	58,880	64,108
Convertible subordinated notes	214,955	214,955
Capital lease obligations, less current portion	16,448	17,014
Deferred revenue, less current portion	122,818	124,763
Deferred gain	3,934	4,152
Other long-term liabilities	6,205	5,571

Total liabilities	423,240	430,563
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 10,000 shares authorized Series A, $0.0001 par value; 3,100 shares designated; no shares issued or outstanding at March 31, 2011 and December 31, 2010	—	—
Common stock, $0.0001 par value; 300,000 authorized; 114,023 shares and 94,517 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	11	9
Capital in excess of par value	1,580,990	1,354,232
Accumulated other comprehensive income	818	968
Accumulated deficit	(1,300,581)	(1,264,547)

Total stockholders’ equity	281,238	90,662

Total liabilities and stockholders’ equity	$704,478	$521,225

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three months ended
	March 31,
	2011	2010
Revenue:
Product sales and royalties	$4,793	$3,584
License, collaboration and other	6,506	29,653

Total revenue	11,299	33,237
Operating costs and expenses:
Cost of goods sold	3,263	4,296
Research and development	30,176	23,286
General and administrative	11,727	9,013

Total operating costs and expenses	45,166	36,595

Loss from operations	(33,867)	(3,358)
Non-operating income (expense):
Interest income	432	463
Interest expense	(2,585)	(2,951)
Other income, net	134	24

Total non-operating expense	(2,019)	(2,464)

Loss before provision for income taxes	(35,886)	(5,822)
Provision for income taxes	148	308

Net loss	$(36,034)	$(6,130)

Basic and diluted net loss per share	$(0.33)	$(0.07)

Weighted average shares outstanding used in computing basic and diluted net loss per share	108,677	93,631

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(36,034)	$(6,130)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,856	4,149
Stock-based compensation	4,802	3,744
Other non-cash transactions	309	(235)
Changes in operating assets and liabilities:
Accounts receivable	22,942	(2,908)
Inventory	(4,446)	(2,232)
Other assets	(1,199)	(883)
Accounts payable	(2,895)	1,748
Accrued compensation	(1,572)	(4,348)
Accrued expenses	1,961	1,354
Accrued clinical trial expenses	1,505	(552)
Deferred revenue	(2,555)	(26,568)
Other liabilities	(1,544)	(1,302)

Net cash used in operating activities	$(14,870)	$(34,163)

Cash flows from investing activities:
Purchases of investments	(372,723)	(115,277)
Sales of investments	61,368	8,197
Maturities of investments	113,235	112,074
Purchases of property and equipment	(3,765)	(3,973)

Net cash (used in) provided by investing activities	$(201,885)	$1,021

Cash flows from financing activities:
Payments of loan and capital lease obligations	(459)	(359)
Issuance of common stock, net of issuance costs	221,958	4,776

Net cash provided by financing activities	$221,499	$4,417

Effect of exchange rates on cash and cash equivalents	(14)	(300)

Net increase (decrease) in cash and cash equivalents	$4,730	$(29,025)
Cash and cash equivalents at beginning of period	17,755	49,597

Cash and cash equivalents at end of period	$22,485	$20,572

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)
Note 1—Organization and Summary of Significant Accounting Policies
Organization
     We are a clinical-stage biopharmaceutical company headquartered in San Francisco, California and incorporated in Delaware. We are developing a pipeline of drug candidates that utilize our PEGylation and advanced polymer conjugate technology platforms designed to improve the benefits of drugs for patients.
Basis of Presentation and Principles of Consolidation
     Our consolidated financial statements include the financial position, results of operations and cash flows of our wholly-owned subsidiaries: Nektar Therapeutics (India) Private Limited (Nektar India) and Nektar Therapeutics UK Limited (Nektar UK) and Aerogen, Inc. All intercompany accounts and transactions have been eliminated in consolidation. On December 2, 2010, we completed the dissolution of Aerogen, Inc. and all remaining assets were transferred to Nektar Therapeutics.
     We prepared our Condensed Consolidated Financial Statements following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (GAAP) for annual periods can be condensed or omitted. In the opinion of management, these financial statements include all normal and recurring adjustments that we consider necessary for the fair presentation of our financial position and operating results.
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
     Revenue, expenses, assets, and liabilities can vary during each quarter of the year. The results and trends in these interim Condensed Consolidated Financial Statements may not be indicative of the results to be expected for the full year or any other periods.
     The accompanying Condensed Consolidated Balance Sheet as of March 31, 2011, the Condensed Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010, and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010 are unaudited. The Condensed Consolidated Balance Sheet data as of December 31, 2010 was derived from the audited consolidated financial statements which are included in our Annual Report on Form 10-K filed with the SEC on March 1, 2011. The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes to those financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.
Use of Estimates
     The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates, including those related to deferred revenue recognition periods, inventories, the impairment of investments and long-lived assets, restructuring and contingencies, stock-based compensation, and litigation, amongst others. We base our estimates on historical experience and on other assumptions that management believes are reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities when these values are not readily apparent from other sources.
Segment Information
     We operate in one business segment which focuses on applying our technology platforms to improve the performance of established and novel medicines. We operate in one segment because our business offerings have similar economics and other characteristics, including the nature of products and manufacturing processes, types of customers, distribution methods and regulatory environment. We are comprehensively managed as one business segment by our Chief Executive Officer and his management team.
Significant Concentrations
     Our customers are primarily pharmaceutical and biotechnology companies that are located in the U.S. and Europe. Our accounts receivable balance contains billed and unbilled trade receivables from product sales, royalties, and amounts due under collaborative research and development agreements. We provide for an allowance for doubtful accounts by reserving for specifically identified doubtful accounts. We generally do not require collateral from our customers. We regularly review our customers’ payment histories and associated credit risk. We have not experienced significant credit losses from our accounts receivable and therefore recorded no allowance for doubtful accounts at both March 31, 2011 and December 31, 2010.
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
License, collaboration and other
     We enter into license and manufacturing agreements and collaborative research and development arrangements with pharmaceutical and biotechnology partners that may involve multiple deliverables. Our arrangements may contain one or more of the following elements: upfront fees, contract research and development, milestone payments, manufacturing and supply, royalties, and license fees. Each deliverable in the arrangement is evaluated to determine whether it meets the criteria to be accounted for as a separate unit of accounting or whether it should be combined with other deliverables. Revenue is recognized for each element when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable, and collection is reasonably assured.
     On January 1, 2011, we adopted on a prospective basis Accounting Standards Update (ASU) 2009-13, which amends the criteria to identify separate units of accounting within Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements.” The adoption of the standard did not impact our financial position or results of operations as of and for the three month period ended March 31, 2011 as we did not enter into or materially modify any multiple-element arrangements during that period. However, the adoption of this standard may result in revenue recognition patterns for future agreements that are materially different from those recognized for our existing multiple-element arrangements.
     Upfront fees received for license and collaborative agreements entered into prior to January 1, 2011 are recognized ratably over our expected performance period under the arrangement. Management makes its best estimate of the period over which we expect to fulfill our performance obligations, which may include technology transfer assistance, clinical development activities, and manufacturing activities from development through the commercialization of the product. Given the uncertainties of research and development collaborations, significant judgment is required to determine the duration of the performance period.
     On January 1, 2011, we elected to prospectively adopt ASU 2010-17, “Milestone Method of Revenue Recognition”. Under the milestone method, contingent consideration received from the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved, which we believe is more consistent with the substance of our performance under our various license and collaboration agreements. A milestone is defined as an event (i) that can only be achieved based in whole or in part on either the entity’s performance or on the occurrence of a specific outcome resulting from the entity’s performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved, and (iii) that would result in additional payments being due to the entity. A milestone is substantive if the consideration earned from the achievement of the milestone is consistent with our performance required to achieve the milestone or the increase in value to the collaboration resulting from our performance, relates solely to our past performance, and is reasonable relative to all of the other deliverables and payments within the arrangement.
     Our license and collaboration agreements with our partners provide for payments to us upon the achievement of development milestones, such as the completion of clinical trials or regulatory approval for drug candidates. As of January 1, 2011, our agreements with partners included potential future payments for development milestones as defined in the respective agreements totaling approximately $183.8 million, including potential milestone payments totaling $60.0 million from our agreement with Bayer Healthcare LLC. Given the challenges inherent in developing and obtaining approval for pharmaceutical and biologic products, there was substantial uncertainty whether any such milestones would be achieved at the time these licensing and collaboration agreements were entered into. In addition, we evaluated whether the development milestones met the remaining criteria to be considered substantive. As a result of our analysis, we consider our development milestones to be substantive and, accordingly, we expect to recognize as revenue future payments received from such milestones as we achieve each milestone. The election to adopt the milestone method did not impact our financial position or results of operations as of and for the three month period ended March 31, 2011. However, this policy election may result in revenue recognition patterns for future milestones that are materially different from those recognized for milestones received prior to adoption.
     Milestone payments received prior to January 1, 2011 have been deferred and are recognized as revenue ratably over the period of time from the achievement of the milestone to our estimated date on which the next milestone will be achieved. Management makes its best estimate of the period of time until the next milestone is expected to be reached. Final milestone payments are recorded and recognized upon achieving the respective milestone, provided that collection is reasonably assured. The Company will continue to recognize milestones payments received prior to January 1, 2011 in this manner. As of March 31, 2011, we have deferred revenue of approximately $0.7 million from milestone payments received prior to January 1, 2011 that we estimate will be recognized ratably through 2013.
     Our license and collaboration agreements with certain partners also provide for contingent payments to us based solely upon the performance of our partner. In particular, our agreement with AstraZeneca AB includes contingent payments of $235.0 million based on development activities to be completed solely by AstraZeneca since we have no further performance obligations under this agreement. For such contingent payments we expect to recognize the payments as revenue upon receipt, provided that collection is reasonably assured.
     Our license and collaboration agreements with our partners also provide for payments to us upon the achievement of specified sales volumes of commercialized products. We consider these payments to be similar to royalty payments and we recognize such sales-based payments upon achievement of the milestone, provided that collection is reasonably assured.
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
     For the three month periods ended March 31, 2011 and 2010, we recorded an income tax provision for our operations in India at an effective tax rate of 33% and 34%, respectively. The U.S. Federal deferred tax assets generated from our net operating losses have been fully reserved as we believe it is not more likely than not that the benefit will be realized.
Note 2—Cash, Cash Equivalents, and Available-For-Sale Investments
     Cash, cash equivalents, and available-for-sale investments are as follows (in thousands):

	Estimated Fair Value at
	March 31,	December 31,
	2011	2010
Cash and cash equivalents	$22,485	$17,755
Short-term investments	496,157	298,177

Total cash, cash equivalents, and available-for-sale investments	$518,642	$315,932

     Our portfolio of cash, cash equivalents, and available-for-sale investments includes (in thousands):

	Estimated Fair Value at
	March 31,	December 31,
	2011	2010
Corporate notes and bonds	$340,866	$190,527
U.S. corporate commercial paper	136,794	82,361
Obligations of U.S. government agencies	22,003	25,289
Cash and money market funds	18,979	17,755

Total cash, cash equivalents, and available-for-sale investments	$518,642	$315,932

     We invest in liquid, high quality debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in short-term securities and maintain a weighted average maturity of one year or less. At March 31, 2011 and December 31, 2010, our average portfolio duration was approximately six months and five months, respectively, and the maturity of any single investment did not exceed twelve months.
     During the three month periods ended March 31, 2011 and 2010, we sold available-for-sale securities totaling $61.4 million and $8.2 million, respectively, and realized gains and losses of less than $0.1 million in each of the periods. The cost of securities sold is based on the specific identification method.
     Gross unrealized gains and losses were not significant at March 31, 2011 and December 31, 2010. The gross unrealized losses were primarily due to changes in interest rates on fixed income securities. Based on our available cash and our expected operating cash requirements, we do not intend to sell these securities and it is more likely than not that we will not be required to sell these securities before we recover the amortized cost basis. Accordingly, we believe there are no other-than-temporary impairments on these securities and have not recorded a provision for impairment.
     We use a market approach to value our Level 2 investments as described in the table below. The disclosed fair value related to our investments is based primarily on the reported fair values in our period-end brokerage statements. We independently validate these fair values using available market quotes and other information.
     The following table represents the fair value hierarchy for our financial assets measured at fair value on a recurring basis as of March 31, 2011 (in thousands):

	Level 1	Level 2	Level 3	Total
Corporate notes and bonds	$—	$340,866	$—	$340,866
U.S. corporate commercial paper	—	136,794	—	136,794
Obligations of U.S. government agencies	—	22,003	—	22,003
Money market funds	18,578	—	—	18,578

Cash equivalents and available-for-sale investments	$18,578	$499,663	$—	$518,241
Cash				401

Cash, cash equivalents, and available-for-sale investments				$518,642

Level 1 —	Quoted prices in active markets for identical assets or liabilities.

Level 2 —	Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 —	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Note 3—Inventory
     Inventory consists of the following (in thousands):

	March 31,	December 31,
	2011	2010
Raw materials	$7,482	$6,101
Work-in-process	2,083	—
Finished goods	2,147	1,165

Total	$11,712	$7,266

     Inventory is manufactured upon receipt of firm orders from our licensing partners. Inventory includes direct materials, direct labor, and manufacturing overhead and is determined on a first-in, first-out basis. Inventory is stated at the lower of cost or market and is net of reserves of $2.5 million and $4.0 million as of March 31, 2011 and December 31, 2010, respectively. Reserves are determined using specific identification plus an estimated reserve for potential defective or excess inventory based on historical experience or projected usage.
Note 4—Commitments and Contingencies
Legal Matters
     From time to time, we are involved in lawsuits, arbitrations, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. We make provisions for liabilities when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Such provisions, if necessary, are reviewed at least quarterly and adjusted to reflect the impact of settlement negotiations, judicial and administrative rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. If any unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations of that period or on our cash flows and liquidity.
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
     As part of our pulmonary asset sale to Novartis that was effective as of December 31, 2008, we and Novartis made representations and warranties and entered into certain covenants and ancillary agreements which are supported by an indemnity obligation. In the event it were determined that we breached certain of the representations and warranties or covenants and agreements made by us in the transaction documents, we could incur an indemnification liability depending on the timing, nature, and amount of any such claims.
     To date we have not incurred costs to defend lawsuits or settle claims related to these indemnification obligations. If any of our indemnification obligations is triggered, we may incur substantial liabilities. Because the obligated amount under these agreements is not explicitly stated, the overall maximum amount of any such obligations cannot be reasonably estimated. No liabilities have been recorded for these obligations on our Condensed Consolidated Balance Sheets as of March 31, 2011 or December 31, 2010.
Note 5— Stockholders’ Equity
     On January 24, 2011, we completed the issuance and sale of 19,000,000 shares of our common stock for aggregate gross proceeds to the Company of approximately $220.4 million. Additionally, we incurred approximately $0.6 million in legal and accounting fees, filing fees, and other offering expenses.

Note 6—License and Collaboration Agreements
     We have entered into various license and manufacturing agreements and collaborative research and development agreements with pharmaceutical and biotechnology companies. Under these arrangements, we are entitled to receive license fees, upfront payments, milestone payments when and if certain development or regulatory milestones are achieved, royalties, sales milestones, payment for the manufacture and supply of certain drug materials, and/or reimbursement for research and development activities. All of our research and development agreements are generally cancelable by our partners without significant financial penalty to the partner. Our costs of performing these services are included in research and development expense in the accompanying Condensed Consolidated Statements of Operations.
     In accordance with these agreements, we recorded license, collaboration and other revenue as follows (in thousands):

		Three months ended
		March 31,
Partner	Agreement	2011	2010
F. Hoffmann-LaRoche	PEGASYS®	$1,283	$1,283
Amgen, Inc.	Neulasta®	1,250	—
Bayer Healthcare LLC	BAY41-6651 (Amikacin Inhale)	750	887
AstraZeneca AB	NKTR-118 and NKTR-119	241	25,726
Other		2,982	1,757

License, collaboration, and other revenue		$6,506	$29,653

F. Hoffmann-LaRoche Ltd and Hoffmann-LaRoche Inc.
PEGASYS®
     In February 1997, we entered into a license, manufacturing and supply agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (Roche), under which we granted Roche a worldwide, exclusive license to use certain PEGylation materials in the manufacture of PEGASYS. As a result of Roche exercising a license extension option in December 2009, Roche has the right to manufacture all of its requirements for our proprietary PEGylation materials for PEGASYS and we will perform additional manufacturing, if any, only on an as requested basis. In connection with Roche’s exercise of the license option extension in December 2009, we received a payment of $31.0 million. As of March 31, 2011, we have deferred revenue of approximately $24.4 million, which we expect to amortize through December 2015, which is the period through which we are required to provide back-up manufacturing and supply services on an as-requested basis.
Amgen, Inc.
Neulasta®
     On October 29, 2010, we amended and restated an existing supply and license agreement by entering into a supply, dedicated suite and manufacturing guarantee agreement (the amended and restated agreement) and a license agreement with Amgen Inc. and Amgen Manufacturing, Limited (together referred to as Amgen). Under the terms of the amended and restated agreement, we guarantee the manufacture and supply of our proprietary PEGylation materials (Polymer Materials) to Amgen in an existing manufacturing suite to be used exclusively for the manufacture of Polymer Materials for Amgen (the Manufacturing Suite) in our manufacturing facility in Huntsville, Alabama (Facility). This supply arrangement is on a non-exclusive basis (other than the use of the Manufacturing Suite and certain equipment) whereby Nektar is free to manufacture and supply the Polymer Materials to any other third party and Amgen is free to procure the Polymer Materials from any other third party. Under the terms of the amended and restated agreement, we received a $50.0 million payment in the fourth quarter of 2010 in return for our guaranteeing the supply of certain quantities of Polymer Materials to Amgen including without limitation the Additional Rights described below and manufacturing fees that are calculated based on fixed and variable components applicable to the Polymer Materials ordered by Amgen and delivered by us. Amgen has no minimum purchase commitments. If quantities of the Polymer Materials ordered by Amgen exceed specified quantities, significant additional payments become payable to us in return for our guaranteeing the supply of additional quantities of the Polymer Materials.
     The term of the amended and restated agreement ends on October 29, 2020. In the event we become subject to a bankruptcy or insolvency proceeding, we cease to own or control the Facility, we fail to manufacture and supply or certain other events, Amgen or its designated third party will have the right to elect, among certain other options, to take title to the dedicated equipment and access the Facility to operate the Manufacturing Suite solely for the purpose of manufacturing the Polymer Materials (the Additional Rights). Amgen may terminate the amended and restated agreement for convenience or due to an uncured material default by us.
     As of March 31, 2011, we have deferred revenue of approximately $47.9 million, which we expect to amortize through October 2020, the estimated end of our obligations under amended and restated agreement.
Bayer Healthcare LLC
BAY41-6651 (Amikacin Inhale)
     On August 1, 2007, we entered into a co-development, license and co-promotion agreement with Bayer Healthcare LLC (Bayer) to develop a specially-formulated inhaled Amikacin. We are responsible for development of the nebulizer device included in the Amikacin product through the completion of the Phase 3 clinical trial, scale-up for commercialization, and commercial manufacturing and supply. Bayer is responsible for most future clinical development and commercialization costs, all activities to support worldwide regulatory filings, approvals and related activities, further development of Amikacin Inhale and final product packaging and distribution. We received an upfront payment of $40.0 million in 2007 and performance milestone payments of $20.0 million, of which $10.0 million will be used to reimburse Bayer for Phase 3 clinical trial costs. We are entitled to development milestones and sales milestones upon achievement of certain development milestones and annual sales targets and royalties based on annual worldwide net sales of Amikacin Inhale. As of March 31, 2011, we have deferred revenue of approximately $29.7 million, which we expect to amortize through July 2021, the estimated end of our obligations under this agreement.
AstraZeneca AB
NKTR-118 and NKTR-119
     On September 20, 2009, we entered into a License Agreement with AstraZeneca AB, a Swedish corporation (AstraZeneca), under which we granted AstraZeneca a worldwide, exclusive, perpetual, royalty-bearing, and sublicensable license under our patents and other intellectual property to develop, sell and otherwise commercially exploit NKTR-118 and NKTR-119. AstraZeneca is responsible for all costs associated with research, development and commercialization and will control drug development and commercialization decisions for NKTR-118 and NKTR-119. Under the terms of the agreement, AstraZeneca paid us an upfront payment of $125.0 million, which we received in the fourth quarter of 2009. We are also entitled to development milestones, sales milestones and royalties based on annual worldwide net sales of NTKR-118 and NKTR-119 products. As of December 31, 2010, we completed our obligations under the license agreement and related manufacturing technology transfer agreement. The upfront payment was amortized over approximately 15 months beginning in October 2009 in accordance with our performance obligation period and was fully recognized as of December 31, 2010.
Note 7—Stock-Based Compensation
     Total stock-based compensation cost was recorded in our Condensed Consolidated Financial Statements as follows (in thousands):

	Three months ended
	March 31,
	2011	2010
Cost of goods sold	$332	$207
Research and development expense	1,969	1,566
General and administrative expense	2,501	1,971

Total stock-based compensation cost	$4,802	$3,744

     During the three months ended March 31, 2011 and 2010, we granted 2,128,055 and 3,756,925 stock options, respectively. The weighted average grant-date fair value of options granted during the three-months ended March 31, 2011 and 2010 was $5.74 per share and $5.97 per share, respectively. During the three months ended March 31, 2011 and 2010, we issued 505,700 and 637,664 common shares, respectively, as a result of stock issuances under our equity compensation plans.

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

	Three months ended
	March 31,
	2011	2010
Convertible subordinated notes	9,989	9,989
Stock options	11,135	8,544

Total	21,124	18,533

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section as well as factors described in “Part II, Item 1A—Risk Factors.”
Overview
Strategic Direction of Our Business
     We are a clinical-stage biopharmaceutical company developing a pipeline of drug candidates that utilize our PEGylation and advanced polymer conjugate technology platforms, which are designed to improve the benefits of drugs for patients. Our current proprietary product pipeline is comprised of drug candidates across a number of therapeutic areas, including oncology, pain, anti-infectives, anti-viral and immunology. Our research and development activities involve small molecule drugs, peptides and other potential biologic drug candidates. We create our innovative drug candidates by using our proprietary advanced polymer conjugate technologies and expertise to modify the chemical structure of drugs to create new molecular entities. Polymer chemistry is a science focused on the synthesis or bonding of polymer architectures with drug molecules to alter the properties of the molecule when it is bonded with polymers. Additionally, we may utilize established pharmacologic targets to engineer a new drug candidate relying on a combination of the known properties of these targets and our proprietary polymer chemistry technology and expertise. Our drug candidates are designed to improve the pharmacokinetics, pharmacodynamics, half-life, bioavailability, metabolism or distribution of drugs and improve the overall benefits and use of a drug for the patient. Our objective is to apply our advanced polymer conjugate technology platforms to create new drugs in multiple therapeutic areas.
     We have a number of existing license and collaboration agreements with third parties in which we have an economic interest and which could have a material impact on our business, results of operations and financial condition. In particular, the future clinical and commercial success or failure of our collaborations, described below, with AstraZeneca AB for NKTR-118 and NKTR-119 and Bayer Healthcare LLC (Bayer) for BAY41-6551 (Amikacin Inhale) will have a material impact on our business and financial condition over the next several years. In addition, the amount of revenue that we derive from UCB’s CIMZIA®, Roche’s MIRCERA®, Map’s Levadextm and Affymax’s Hematidetm, among other of our collaboration agreements, could together have a material impact on our business, financial results and cash position. Because drug development and commercialization is subject to numerous risks and uncertainties, there is a substantial risk that our future revenue from one or more of these agreements will be less than our projections.
     Our most advanced proprietary product candidate, NKTR-118 (oral PEG-naloxol), is a peripheral opioid antagonist that is currently being evaluated for the treatment of opioid-induced constipation. In September 2009, we entered into an exclusive worldwide license agreement with AstraZeneca for the global development and commercialization of NKTR-118 and NKTR-119. NKTR-119 is an early stage research and development program that is designed to combine various opioids with NKTR-118. On March 15, 2011,

AstraZeneca announced enrollment of the first patient in the Phase 3 clinical study for NKTR-118. This Phase 3 clinical program is designed to investigate the safety and efficacy of NKTR-118 as a medicine to relieve opioid-induced constipation, a common side effect of prescription opioids.
     We have a collaboration with Bayer for Amikacin Inhale, an inhaled solution of amikacin, an aminoglycoside antibiotic, that has completed Phase 2 development. Preparations for a Phase 3 clinical study, which we currently expect to start in the second half of 2012, are continuing. We originally developed the liquid aerosol inhalation platform and product, and, in August 2007, we entered into a collaboration agreement with Bayer for the further development and commercialization of Amikacin Inhale. The program is significantly behind schedule due to our plan with Bayer to finalize the design of the nebulizer device for commercial manufacturing prior to initiating Phase 3 clinical development, with the objective of commencing Phase 3 clinical trials as soon as possible following completion of this work.
     We continue to make substantial investments in our drug candidate pipeline from early stage discovery research through clinical development. We continue to advance Phase 2 clinical trials for NKTR-102 (topoisomerase I inhibitor-polymer conjugate) in metastatic breast cancer, platinum resistant/refractory ovarian cancer and metastatic colorectal cancer. The Phase 2 clinical trial for metastatic breast cancer was fully enrolled in 2010, with patients continuing in the study into 2011. In 2010, we expanded the Phase 2 clinical trial in platinum resistant/refractory ovarian cancer by 50 patients and, on March 1, 2011, we announced that we intended to further expand the clinical study in platinum resistant/refractory ovarian cancer by up to 60 additional patients. We expect this expansion trial to continue to enroll throughout 2011. The Phase 2 clinical study in metastatic colorectal cancer patients is still enrolling. Enrollment in the colorectal cancer study has been challenging due to the fact that the comparator arm of this study, single-agent irinotecan, is not the standard of care for second line metastatic colorectal therapy in the United States or Europe.
     In December 2010, we announced that we were planning to move into Phase 3 clinical development of NKTR-102 prior to seeking a collaboration partner. We are currently developing a Phase 3 clinical study design for NKTR-102 in metastatic breast cancer and platinum resistant/refractory ovarian cancer. The size, scope and timing of our investment in comparative Phase 3 clinical studies in metastatic breast cancer and platinum resistant/refractory ovarian cancer will depend upon a number of important variables, including our evaluation of the final Phase 2 study results for these indications, discussions with health authorities and key opinion leaders, evolving regulatory standards and requirements, the estimated cost of these studies, and our prioritization of research and development opportunities. The start dates for our Phase 3 trials for NKTR-102 will depend on our final development plans for each indication and our communications with the United States Food and Drug Administration (FDA). We anticipate our Phase 3 development plans for NKTR-102 to require substantial investment over the next several years.
     Our focus on research and clinical development requires substantial investments that continue to increase as we advance each drug candidate through each phase of the development cycle. In addition to advancing our proprietary programs that are currently in clinical development, we are committed to continuing to make significant investments to advance new opportunities from our earlier stage research discovery pipeline. For example, we started a Phase 1 clinical study for NKTR-181 on March 21, 2011. While we believe that our substantial investment in research and development has the potential to create significant value if one or more of our drug candidates demonstrates positive clinical results and/or receives regulatory approval in one or more major markets, drug research and development is an inherently uncertain process and there is a high risk of failure at every stage prior to approval and the timing and outcome of clinical trial results is extremely difficult to predict. In addition, we continually prioritize our programs, and as a result of prioritization of our drug candidate pipeline opportunities, we do not currently intend to advance NKTR-105 (PEGylated docetaxel), currently in an ongoing Phase I clinical study, into Phase 2 clinical studies. Clinical development successes and failures can have a disproportionate positive or negative impact on our scientific and medical prospects, financial prospects, financial condition, and market value.
     Historically, we have entered into a number of license and supply contracts under which we manufactured and supplied our proprietary PEGylation reagents on a cost-plus or fixed price basis. Our current strategy is to manufacture and supply PEGylation reagents to support our proprietary drug candidates or for third party collaborators where we have a strategic development and commercialization relationship or where we derive substantial economic benefit. As a result, whenever possible, we are renegotiating or not seeking renewal of legacy manufacturing supply arrangements that do not include a strategic development or commercialization component. For example, in October 2010 we entered into a supply, dedicated suite and manufacturing guarantee agreement with Amgen Inc. and Amgen Manufacturing, Limited, which has significantly amended economic and other terms in the non-exclusive supply and license agreement we previously entered into with Amgen in July 1995. In addition, in December 2010, we entered into an amended manufacturing and supply agreement with Merck (through its acquisition of Schering-Plough Corporation) to provide for transfer to an alternative manufacturer and revised economics for an interim supply arrangement until that transition is completed.
  Key Developments and Trends in Liquidity and Capital Resources
     On January 24, 2011, we completed a public offering of our common stock with proceeds of approximately $220.4 million. As part of the public offering, we incurred approximately $0.6 million in legal and accounting fees, filing fees, and other offering expenses. At March 31, 2011, we had approximately $518.6 million in cash, cash equivalents, and short-term investments and $240.6 million in indebtedness. We have $215.0 million in outstanding convertible subordinated notes due September 2012. We do not have sufficient resources to fund our current research and development plans and repay these convertible notes. We have no material credit facility or other material committed sources of capital. We expect the Phase 3 clinical studies of NKTR-102 to require significant resources as we anticipate bearing a majority or all of the development costs for that drug candidate. Prior to the maturity of the convertible notes, we plan to explore a number of alternatives to repayment of the notes, including restructuring the notes.
     Historically, we have financed our operations primarily through revenue from product sales and royalties, license and collaboration agreements and debt and equity financings. While in the past we have received a number of significant payments from license and collaboration agreements and other significant transactions, we do not currently anticipate completing new transactions with substantial upfront payments in the near future. In addition, we have substantial debt, represented by our outstanding convertible subordinated notes. Our substantial debt, the market price of our securities, and the general economic climate, among other factors, could have material consequences for our financial condition and could affect our sources of short-term and long-term funding. Our ability to meet our ongoing operating expenses and repay our outstanding indebtedness is dependent upon our and our partners’ ability to successfully complete clinical development of, obtain regulatory approvals for and successfully commercialize drug candidates. Even if we or our partners are successful, we may require additional capital to continue to fund our operations and repay our debt obligations as they become due. There can be no assurance that additional funds, if and when required, will be available to us on favorable terms, if at all.
Results of Operations
Three Months Ended March 31, 2011 and 2010
Revenue (in thousands, except percentages)

	Three months	Three months		Percentage
	ended	ended	Increase /	Increase /
	March 31,	March 31,	(Decrease)	(Decrease)
	2011	2010	2011 vs. 2010	2011 vs. 2010
Product sales and royalties	$4,793	$3,584	$1,209	34%
License, collaboration and other	6,506	29,653	(23,147)	(78)%

Total revenue	$11,299	$33,237	$(21,938)	(66)%

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

Product Sales and Royalties
     Product sales include cost-plus and fixed price manufacturing and supply agreements with our collaboration partners. We also receive royalty revenue from certain of our collaboration partners based on their net sales of approved products.
     Product sales and royalties increased in the three months ended March 31, 2011 compared to the three months ended March 31, 2010 as a result of $0.6 million of increased product sales and $0.6 million of increased royalties. The timing of product shipments is based on the demand and requirements of our collaboration partners and is not ratable throughout the year. We expect product sales and royalties to decrease over the remaining nine month period of 2011 compared to the last nine months of 2010 due to decreased product sales partially offset by increased royalty revenues.
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
     For the three months ended March 31, 2011, the decrease in license, collaboration and other revenue compared to the three months ended March 31, 2010 is primarily attributable to the complete amortization as of December 31, 2010 of the $125.0 million upfront payment received in 2009 from AstraZeneca in connection with NKTR-118 and NKTR-119. Under the AstraZeneca License, we recognized $25.3 million of the $125.0 million upfront payment in the three months ended March 31, 2010 compared to nil in the three months ended March 31, 2011.
Cost of Goods Sold and Product Gross Margin (in thousands, except percentages)

	Three months	Three months		Percentage
	ended	ended	Increase /	Increase /
	March 31,	March 31,	(Decrease)	(Decrease)
	2011	2010	2011 vs. 2010	2011 vs. 2010
Cost of goods sold	$3,263	$4,296	$(1,033)	(24)%
Product gross profit	$1,530	$(712)	$2,242	>100%
Product gross margin	32%	(20)%
     For the three months ended March 31, 2011 compared to the three months ended March 31, 2010, the increase in product gross profit and product gross margin is primarily attributable to the $0.6 million increase in royalties and the increased absorption of overhead costs as a result of increased manufacturing activity.
     As a result of the fixed cost base associated with our manufacturing activities, we expect product gross margin to fluctuate in future periods depending on the level of our manufacturing requirements.
Research and Development Expense (in thousands, except percentages)

	Three months	Three months		Percentage
	ended	ended	Increase /	Increase /
	March 31,	March 31,	(Decrease)	(Decrease)
	2011	2010	2011 vs. 2010	2011 vs. 2010
Research and development expense	$30,176	$23,286	$6,890	30%
     Research and development expense consists primarily of personnel costs, including salaries, benefits, and stock-based compensation, materials and supplies, outside services, licenses and fees, and overhead allocations consisting of various support and facilities related costs. Research and development expense is not expected to be ratable over the four quarters of the year, however we expect research and development expense to increase throughout 2011 compared to 2010 as we continue to advance our pipeline of drug candidates.

     For the three months ended March 31, 2011 compared to the three months ended March 31, 2010, direct research and development program costs increased by approximately $1.8 million, primarily due to the initiation of our Phase 1 NKTR-181 single dose trial in March 2011. Additionally, research and development expense increased in the three months ended March 31, 2011 compared to the three months ended March 31, 2010 by $2.0 million in salaries and employee benefits due to increased headcount to support our expanded clinical efforts and further investment in and development of our research capabilities and pipeline, by $1.8 million in support and facilities-related costs and by $0.4 million in non-cash stock-based compensation expense.
     Other than as described in the Overview section above, there have been no material changes to the status of clinical programs in the three months ended March 31, 2011 from the activities discussed in our Annual Report on Form 10-K for the year ended December 31, 2010 on file with the Securities and Exchange Commission.
General and Administrative Expense (in thousands, except percentages)

	Three months	Three months		Percentage
	ended	ended	Increase /	Increase /
	March 31,	March 31,	(Decrease)	(Decrease)
	2011	2010	2011 vs. 2010	2011 vs. 2010
General and administrative expense	$11,727	$9,013	$2,714	30%
     General and administrative expense is associated with administrative staffing, business development, marketing, and legal. For the three months ended March 31, 2011 compared to the three months ended March 31, 2010, general and administrative expense increased by $0.5 million in non-cash stock-based compensation expense and by $0.5 million in support and facilities-related costs. The remaining increase primarily consists of increases to personnel-related, professional and other administrative costs.
Interest Income and Interest Expense (in thousands, except percentages)

	Three months	Three months		Percentage
	ended	ended	Increase /	Increase /
	March 31,	March 31,	(Decrease)	(Decrease)
	2011	2010	2011 vs. 2010	2011 vs. 2010
Interest income	$432	$463	$(31)	(7)%
Interest expense	$(2,585)	$(2,951)	$(366)	(12)%
     The slight decrease in interest income for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 is a result of decreased market interest rates received for our cash and short-term investments partially offset by higher average balances for the period.
     The decrease in interest expense for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 is primarily attributable to the complete amortization of deferred financing costs during 2010 from our 3.25% convertible subordinated notes due September 2012.
Liquidity and Capital Resources
     We have financed our operations primarily through cash from licensing, collaboration and manufacturing agreements, public and private placements of debt and equity securities, and financing of equipment acquisitions and certain tenant leasehold improvements.
     We had cash, cash equivalents and short-term investments in marketable securities of $518.6 million and indebtedness of $240.6 million, including $215.0 million of 3.25% convertible subordinated notes due September 2012, $18.5 million in capital lease obligations, and $7.1 million in other liabilities as of March 31, 2011.
     Due to the potential for continued uncertainty in the credit markets in 2011, we may experience reduced liquidity with respect to some of our short-term investments. These investments are generally held to maturity, which is less than one year. However, if the need arose to liquidate such securities before maturity, we may experience losses on liquidation. At March 31, 2011, the average time to maturity of the investments held in our portfolio was approximately six months and the maturity of any single investment did not exceed twelve months. To date we have not experienced any liquidity issues with respect to these securities, but should such issues arise, we may be required to hold some, or all, of these securities until maturity. We believe that, even allowing for potential liquidity issues with respect to these securities, our remaining cash, cash equivalents, and short-term investments will be sufficient to meet our anticipated cash needs for at least the next twelve months. Based on our available cash and our expected operating cash requirements, we do not intend to sell these securities and it is more likely than not that we will not be required to sell these securities before we recover the amortized cost basis. Accordingly, we believe there are no other-than-temporary impairments on these securities and have not recorded a provision for impairment.
Cash flows from operating activities
     Cash flows used in operating activities for the three months ended March 31, 2011 totaled $14.9 million, which includes $3.5 million for a semi-annual interest payment on our convertible subordinated notes, and $31.4 million of other net operating cash uses, partially offset by the receipt of $20.0 million from collaboration agreements executed in prior years. Because of the nature and timing of certain cash receipts and payments, net cash utilization is not expected to be ratable over the four quarters of the year. We expect cash flows used in operating activities, excluding upfront payments received, if any, will increase throughout the remainder of 2011 compared to the same period in 2010 as a result of increased spending on our research and development programs.
     Cash flows used in operating activities for the three months ended March 31, 2010 totaled $34.2 million, which includes $3.5 million for a semi-annual interest payment on our convertible subordinated notes and $30.7 million of other net operating cash uses.
Cash flows from investing activities
     We purchased $3.8 million and $4.0 million of property and equipment in the three months ended March 31, 2011 and 2010, respectively.
Cash flows from financing activities
     On January 24, 2011, we completed a public offering of our common stock with proceeds of approximately $220.4 million. As part of the public offering, we incurred approximately $0.6 million in legal and accounting fees, filing fees, and other offering expenses.
     We received $2.2 million and $4.8 million, respectively, from issuances of common stock to employees during the three months ended March 31, 2011 and 2010.
Contractual Obligations
     There were no material changes during the three months ended March 31, 2011 to the summary of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2010 on file with the Securities and Exchange Commission.
Off-Balance Sheet Arrangements
We do not utilize off-balance sheet financing arrangements as a source of liquidity or financing.
Critical Accounting Policies and Estimates
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
     We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources, and evaluate our estimates on an ongoing basis. Actual results may differ from those estimates under different assumptions or conditions. With the exception of the updates to the following critical accounting policies and estimates, there have been no material changes to our critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
     On January 1, 2011, we adopted on a prospective basis Accounting Standards Update (ASU) 2009-13, which amends the criteria to identify separate units of accounting within Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements” and we also elected to prospectively adopt ASU 2010-17, “Milestone Method of Revenue Recognition.” The adoption of these standards did not impact our financial position or results of operations as of and for the three month period ended March 31, 2011. However, the adoption of these standards may result in revenue recognition patterns for future agreements and milestones that are materially different from those recognized for our existing multiple-element arrangements and for milestones received prior to adoption.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
     Our market risks at March 31, 2011 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2010 on file with the Securities and Exchange Commission.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 (Exchange Act) reports is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.
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
Changes in Internal Control Over Financial Reporting
     We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. However, there was no change in our internal control over financial reporting that occurred in the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     Investors in Nektar Therapeutics should carefully consider the risks described below before making an investment decision. The risks described below may not be the only ones relating to our company. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the twelve months ended December 31, 2010. Additional risks that we currently believe are immaterial may also impair our business operations. Our business, results of operation, financial condition, cash flow and future prospects and the trading price of our common stock and our abilities to repay our convertible notes could be harmed as a result of any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2010, including our consolidated financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission (SEC).
Risks Related to Our Business
Drug development is an inherently uncertain process with a high risk of failure at every stage of development.
     We have a number of proprietary product candidates and partnered product candidates in research and development ranging from the early discovery research phase through preclinical testing and clinical trials. Preclinical testing and clinical trials are long, expensive and highly uncertain processes. It will take us, or our collaborative partners, several years to complete clinical trials. Drug development is an uncertain scientific and medical endeavor, and failure can unexpectedly occur at any stage of clinical development even after early preclinical or mid-stage clinical results suggest that the drug candidate has potential as a new therapy that may benefit patients and that health authority approval would be anticipated. Typically, there is a high rate of attrition for product candidates in preclinical and clinical trials due to scientific feasibility, safety, efficacy, changing standards of medical care and other variables. We or our partners have a number of important product candidates in mid- to late-stage development, such as Amikacin Inhale which we partnered with Bayer, NKTR-118 (oral PEGylated naloxol) and NKTR-119, which we partnered with AstraZeneca, and NKTR-102 (topoisomerase I inhibitor-polymer conjugate). We also have an ongoing Phase 1 clinical trial for NKTR-105 (PEGylated docetaxel) for patients with refractory solid tumors. Any one of these trials could fail at any time, as clinical development of drug candidates presents numerous unpredictable and significant risks and is very uncertain at all times prior to regulatory approval by one or more health authorities in major markets.
Even with success in preclinical testing and clinical trials, the risk of clinical failure remains high prior to regulatory approval.
     A number of companies in the pharmaceutical and biotechnology industries have suffered significant unforeseen setbacks in later stage clinical trials (i.e., Phase 2 or Phase 3 trials) due to factors such as inconclusive efficacy results and adverse medical events, even after achieving positive results in earlier trials that were satisfactory both to them and to reviewing regulatory agencies. Although we announced positive preliminary Phase 2 clinical results for NKTR-118 (oral PEGylated naloxol) in 2009, there are still substantial risks and uncertainties associated with the outcomes of Phase 3 clinical trials and the regulatory review process even following our partnership with AstraZeneca. While NKTR-102 (topoisomerase I inhibitor-polymer conjugate) continues in Phase 2 clinical development for multiple cancer indications, it is possible this product candidate could fail in one or all of the cancer indications in which it is currently being studied due to efficacy, safety or other commercial or regulatory factors. In 2010 and in January 2011, we announced preliminary positive results from our Phase 2 trials for NKTR-102 in ovarian and breast cancer. These results were based on preliminary data only, and such results could change based on final audit and verification procedures. In addition, the preliminary results from the NKTR-102 clinical studies for ovarian and breast cancer are not necessarily indicative or predictive of the future results from the completed ovarian or breast cancer trials, anticipated Phase 3 trials in these indications or clinical trials in the other cancer indications for which we are studying NKTR-102. There remains a significant uncertainty as to the success or failure of NKTR-102 and whether this drug candidate will eventually receive regulatory approval or be a commercial success even if approved by one or more health authorities in any of the cancer indications for which it is being studied. The risk of failure is increased for our product candidates that are based on new technologies, such as the application of our advanced polymer conjugate technology to small molecules, including NKTR-118, NKTR-119, NKTR-102, NKTR-105 and other drug candidates currently in the discovery research or preclinical development phases.
The results from the expanded Phase 2 clinical trial for NKTR-102 in women with platinum-resistant/refractory ovarian cancer are unlikely to result in a review or an approval of an NDA by the United States Food and Drug Administration (FDA), and the future results from this trial are difficult to predict.
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
     For instance, we entered a service agreement with Novartis pursuant to which we subcontract to Novartis certain important services to be performed in relation to our partnered program for Amikacin Inhale with Bayer Healthcare LLC. If our subcontractors do not dedicate adequate resources to our programs, we risk breach of our obligations to our partners. Building and validating large scale clinical or commercial-scale manufacturing facilities and processes, recruiting and training qualified personnel and obtaining necessary regulatory approvals is complex, expensive and time consuming. In the past we have encountered challenges in scaling up manufacturing to meet the requirements of large scale clinical trials without making modifications to the drug formulation, which may cause significant delays in clinical development. Further, our drug and device combination products, such as Amikacin Inhale and the Cipro Inhale program, require significant device design, formulation development work and manufacturing scale-up activities. We have experienced repeated significant delays in starting the Phase 3 clinical development program for Amikacin Inhale as we seek to finalize the device design with a demonstrated capability to be manufactured at commercial scale. This work is ongoing and there remains significant risk in finalizing the device until those activities are completed. Drug/device combination products are particularly complex, expensive and time-consuming to develop due to the number of variables involved in the final product design, including ease of patient/doctor use, maintenance of clinical efficacy, reliability and cost of manufacturing, regulatory approval requirements and standards and other important factors. There continues to be substantial and unpredictable risk and uncertainty related to manufacturing and supply until such time as the commercial supply chain is validated and proven.
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
     We have $215.0 million in outstanding convertible subordinated notes due September 2012. We do not have sufficient resources to fund the development of the drug candidates in our current research and development pipeline, complete late stage clinical development of NKTR-102 and repay these convertible notes. We have no material credit facility or other material committed sources of capital. We expect the Phase 3 clinical trials of NKTR-102 to require particularly significant resources because we anticipate bearing a majority or all of the development costs for that drug candidate. Prior to the maturity of the notes, we plan to explore a number of alternatives to provide for the repayment of the notes, including restructuring the notes. Despite these efforts, we may be unable to find a commercially acceptable alternative or any alternative to repaying the notes by September 2012. Our future capital requirements will depend upon numerous factors, including:
•	the progress, timing, cost and results of our clinical development programs, including our clinical development of NKTR-102;
•	patient enrollment in our current and future clinical studies, including clinical development of NKTR-102;
•	whether and when we receive potential milestone payments and royalties, particularly from the product candidates that are subject to our collaboration agreements with AstraZeneca for NKTR-118 and Bayer for Amikacin Inhale;
•	the success, progress, timing and costs of our business development efforts to implement new business collaborations, licenses and other strategic transactions;
•	the cost, timing and outcomes of regulatory reviews of our product candidates (e.g., NKTR-102) and those of our collaboration partners (e.g., NKTR-118, Amikacin Inhale);
•	our general and administrative expenses, capital expenditures and other uses of cash;
•	disputes concerning patents, proprietary rights, or license and collaboration agreements;

•	the availability and scope of coverage from government and private insurance payment or reimbursement for our drug candidates partnered with collaboration partners and any future drug candidates that may receive regulatory approval in the future; and
•	the size, design (i.e., primary and secondary endpoints) and number of clinical studies required by the government health authorities in order to consider for approval our product candidates and those of our collaboration partners.
     Although we believe that our cash, cash equivalents and short-term investments in marketable securities of $518.6 million as of March 31, 2011 will be sufficient to meet our liquidity requirements through at least the next 12 months, we will likely need to restructure our notes or obtain additional funds through one or more financing or collaboration partnership transactions. If adequate funds are not available or are not available on acceptable terms when we need them, we may need to delay or reduce one or more of our Phase 3 clinical trials of NKTR-102 or otherwise make changes to our operations to cut costs.
If we are unable either to create sales, marketing and distribution capabilities or to enter into agreements with third parties to perform these functions, we will be unable to commercialize our products successfully.
     We currently have no sales, marketing or distribution capabilities. To commercialize any of our products that receive regulatory approval for commercialization, we must either develop internal sales, marketing and distribution capabilities, which would be expensive and time consuming, or enter into collaboration arrangements with third parties to perform these services. If we decide to market our products directly, we must commit significant financial and managerial resources to develop a marketing and sales force with technical expertise and with supporting distribution, administration and compliance capabilities. Factors that may inhibit our efforts to commercialize our products directly or indirectly with our partners include:
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
     We intend to continue to seek partnerships with pharmaceutical and biotechnology partners to fund a portion of our research and development expenses and develop and commercialize certain of our product candidates. In September 2009, we entered into a license agreement with AstraZeneca for NKTR-118 and NKTR-119 which included an upfront payment of $125.0 million. The timing of new collaboration partnerships is difficult to predict due to availability of clinical data, the number of potential partners that need to complete due diligence and approval processes, the definitive agreement negotiation process and numerous other unpredictable factors that can delay, impede or prevent significant transactions. If we are unable to find suitable partners or to negotiate collaborative arrangements with favorable commercial terms with respect to our existing and future product candidates or the licensing of our technology, or if any arrangements we negotiate, or have negotiated, are terminated, our business, results of operations and financial condition could suffer.

The commercial potential of a drug candidate in development is difficult to predict and if the market size for a new drug is significantly smaller than we anticipate, it could significantly and negatively impact our revenue, results of operations and financial condition.
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
We or our partners may not obtain regulatory approval for product candidates on a timely basis, or at all, or the terms of any approval (which in some countries includes pricing approval) may impose significant restrictions or limitations on use. Product candidates must undergo rigorous animal and human testing and an extensive FDA mandated or equivalent foreign authorities’ review process for safety and efficacy. This process generally takes a number of years and requires the expenditure of substantial resources. The time required for completing testing and obtaining approvals is uncertain, and the FDA and other U.S. and foreign regulatory agencies have substantial discretion, at any phase of development, to terminate clinical trials, require additional clinical development or other testing, delay or withhold registration and marketing approval and mandate product withdrawals, including recalls. In addition, undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restricted label or the delay or denial of regulatory approval by regulatory authorities.
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
     On September 20, 2009, we entered into a worldwide exclusive license agreement with AstraZeneca for the further development and commercialization of NKTR-118 and NKTR-119. In addition, we have also entered into complex commercial agreements with Novartis in connection with the sale of certain assets related to our pulmonary business, associated technology and intellectual property to Novartis (the Novartis Pulmonary Asset Sale), which was completed on December 31, 2008. As part of the Novartis Pulmonary Asset Sale, we entered an exclusive license agreement with Novartis Pharma pursuant to which Novartis Pharma grants back to us an exclusive, irrevocable, perpetual, royalty-free and worldwide license under certain specific patent rights and other related intellectual property rights necessary for us to satisfy certain continuing contractual obligations to third parties, including in connection with development, manufacture, sale and commercialization activities related to our partnered program for Amikacin Inhale with Bayer. We also entered into a service agreement pursuant to which we have subcontracted to Novartis certain services to be performed related to our partner program for Amikacin Inhale. Our agreements with AstraZeneca and Novartis contain complex representations and warranties, covenants and indemnification obligations that could result in substantial future liability and harm our financial condition if we breach any of our agreements with AstraZeneca or Novartis or any third party agreements impacted by these complex transactions.
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
     We often face very limited supply of a critical raw material that can only be obtained from a single, or a limited number of, suppliers, which could cause production delays, clinical trial delays, substantial lost revenue opportunity or contract liability to third parties. For example, there are only a limited number of qualified suppliers, and in some cases single source suppliers, for the raw materials included in our PEGylation and advanced polymer conjugate drug formulations, and any interruption in supply or failure to procure such raw materials on commercially feasible terms could harm our business by delaying our clinical trials, impeding commercialization of approved drugs or increasing our costs to the extent we cannot pass on increased costs to a manufacturing customer.
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
     For the year ended December 31, 2010 and the three months ended March 31, 2011, we reported a net loss of $37.9 million and $36.0 million, respectively. If and when we achieve profitability depends upon a number of factors, including the timing and recognition of milestone payments and royalties received, the timing of revenue under our collaboration agreements, the amount of investments we make in our proprietary product candidates and the regulatory approval and market success of our product candidates. We may not be able to achieve and sustain profitability.
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
If we do not generate sufficient cash through raising additional capital and do not restructure our convertible notes, we may be unable to meet our substantial debt obligations.
     As of March 31, 2011, we had cash, cash equivalents, and short-term investments in marketable securities valued at approximately $518.6 million and indebtedness of approximately $240.6 million, including approximately $215.0 million in convertible subordinated notes due September 2012, $18.5 million in capital lease obligations, and $7.1 million of other liabilities.
     Our substantial indebtedness has and will continue to impact us by:
•	making it more difficult to obtain additional financing;
•	constraining our ability to react quickly in an unfavorable economic climate;
•	constraining our stock price; and
•	constraining our ability to invest in our research and development programs.
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
     We depend on independent clinical investigators, contract research organizations and other third-party service providers to conduct clinical trials for our proprietary product candidates. We rely heavily on these parties for successful execution of our clinical trials. Though we are ultimately responsible for the results of their activities, many aspects of their activities are beyond our control. For example, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial, but the independent clinical investigators may prioritize other projects over ours or communicate issues regarding our products to us in an untimely manner. Third parties may not complete activities on schedule or may not conduct our clinical trials in accordance with regulatory requirements or our stated protocols. The early termination of any of our clinical trial arrangements, the failure of third parties to comply with the regulations and requirements governing clinical trials or our reliance on results of trials that we have not directly conducted or monitored could hinder or delay the development, approval and commercialization of our product candidates and would adversely affect our business, results of operations and financial condition.
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
     Our business strategy requires us to manage our business to provide for the continued development and potential commercialization of our proprietary and partnered product candidates. Our strategy also calls for us to undertake increased research and development activities and to manage an increasing number of relationships with partners and other third parties, while simultaneously managing the expenses generated by these activities. Our decision to bear a majority or all of the clinical development costs of NKTR-102 substantially increases our expenses. If we are unable to manage effectively our current operations and any growth we may experience, our business, financial condition and results of operations may be adversely affected. If we are unable to effectively manage our expenses, we may find it necessary to reduce our personnel-related costs through further reductions in our workforce, which could harm our operations, employee morale and impair our ability to retain and recruit talent. Furthermore, if adequate funds are not available, we may be required to obtain funds through arrangements with partners or other sources that may require us to relinquish rights to certain of our technologies, products or future economic rights that we would not otherwise relinquish or require us to enter into other financing arrangements on unfavorable terms.
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
     We must attract and retain experts in the areas of clinical testing, manufacturing, regulatory, finance, marketing and distribution and develop additional expertise in our existing personnel. In particular, additional highly qualified personnel will be required for late stage development of NKTR-102. We face intense competition from other biopharmaceutical companies, research and academic institutions and other organizations for qualified personnel. Many of the organizations with which we compete for qualified personnel have greater resources than we have. Because competition for skilled personnel in our industry is intense, companies such as ours sometimes experience high attrition rates with regard to their skilled employees. Further, in making employment decisions, job candidates often consider the value of the stock options they are to receive in connection with their employment. Our equity incentive plan and employee benefit plans may not be effective in motivating or retaining our employees or attracting new employees, and significant volatility in the price of our stock may adversely affect our ability to attract or retain qualified personnel. If we fail to attract new personnel or to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.
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

     Our stock price is volatile. During the quarter ended March 31, 2011, based on closing bid prices on The NASDAQ Global Select Market, our stock price ranged from $8.58 to $12.53 per share. We expect our stock price to remain volatile. In addition, as our convertible notes are convertible into shares of our common stock, volatility or depressed prices of our common stock could have a similar effect on the trading price of our notes. Also, interest rate fluctuations can affect the price of our convertible notes. A variety of factors may have a significant effect on the market price of our common stock or notes, including:
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

     None, including no purchases of any class of our equity securities by us or any affiliate pursuant to any publicly announced repurchase plan in the three months ended March 31, 2011.

Item 3.	Defaults Upon Senior Securities
     None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information
     None.

Item 6.	Exhibits
     Except as so indicated in Exhibits 32.1 and 101, the following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit
Number		Description of Documents

3.1	(1)	Amended and Restated Bylaws of Nektar Therapeutics, dated April 5, 2011.
31.1	(2)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	(2)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	(2)*	Section 1350 Certifications.
101	**
The following materials from Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

(1)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on April 11, 2011.

(2)	Filed herewith.

*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as otherwise stated in such filing.

**	Exhibit 101 is being furnished and, in accordance with Rule 406T of Regulation S-T, shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ John Nicholson John Nicholson Senior Vice President and Chief Financial Officer

Date:	April 29, 2011

By:	/s/ Jillian B. Thomsen Jillian B. Thomsen Senior Vice President and Chief Accounting Officer

Date:	April 29, 2011

EXHIBIT INDEX
     Except as so indicated in Exhibits 32.1 and 101, the following exhibits are filed as part of, or incorporated by reference in, this Quarterly Report on Form 10-Q.

Exhibit
Number		Description of Documents

3.1	(1)	Amended and Restated Bylaws of Nektar Therapeutics, dated April 5, 2011.
31.1	(2)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	(2)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	(2)*	Section 1350 Certifications.
101	**
The following materials from Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

(1)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on April 11, 2011.

(2)	Filed herewith.

*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as otherwise stated in such filing.

**	Exhibit 101 is being furnished and, in accordance with Rule 406T of Regulation S-T, shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act.