Form 10-Q
period 2011-06-30
NEKTAR THERAPEUTICS
filed 2011-08-05
CIK 906709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 114,418,913 on August 1, 2011.

NEKTAR THERAPEUTICS
INDEX

PART I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements:
Condensed Consolidated Balance Sheets — June 30, 2011 and December 31, 2010
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010
Notes to Condensed Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II: OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. (Removed and Reserved)
Item 5. Other Information
Item 6. Exhibits
Signatures
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

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

PART I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements:
NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share information)
(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$11,626	$17,755
Short-term investments	351,280	298,177
Accounts receivable	8,460	25,102
Inventory	9,797	7,266
Other current assets	7,932	5,679

Total current assets	389,095	353,979
Long-term investments	118,941	—
Property and equipment, net	85,381	89,773
Goodwill	76,501	76,501
Other assets	936	972

Total assets	$670,854	$521,225

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,243	$7,194
Accrued compensation	9,435	9,252
Accrued expenses	8,129	8,540
Accrued clinical trial expenses	13,832	12,144
Deferred revenue, current portion	19,867	20,584
Other current liabilities	6,768	6,394

Total current liabilities	61,274	64,108
Convertible subordinated notes	214,955	214,955
Capital lease obligations, less current portion	15,863	17,014
Deferred revenue, less current portion	117,931	124,763
Deferred gain	3,715	4,152
Other long-term liabilities	5,840	5,571

Total liabilities	419,578	430,563
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 10,000 shares authorized Series A, $0.0001 par value; 3,100 shares designated; no shares issued or outstanding at June 30, 2011 and December 31, 2010	—	—
Common stock, $0.0001 par value; 300,000 authorized; 114,305 shares and 94,517 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	11	9
Capital in excess of par value	1,587,461	1,354,232
Accumulated other comprehensive income	766	968
Accumulated deficit	(1,336,962)	(1,264,547)

Total stockholders’ equity	251,276	90,662

Total liabilities and stockholders’ equity	$670,854	$521,225

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue:
Product sales and royalties	$11,008	$11,154	$15,801	$14,738
License, collaboration and other	6,323	31,409	12,829	61,062

Total revenue	17,331	42,563	28,630	75,800
Operating costs and expenses:
Cost of goods sold	8,140	4,889	11,403	9,185
Research and development	32,270	25,600	62,446	48,886
General and administrative	11,185	10,207	22,912	19,220

Total operating costs and expenses	51,595	40,696	96,761	77,291

Income (loss) from operations	(34,264)	1,867	(68,131)	(1,491)
Non-operating income (expense):
Interest income	529	393	961	856
Interest expense	(2,570)	(2,909)	(5,155)	(5,860)
Other income (expense), net	(16)	163	118	187

Total non-operating expense	(2,057)	(2,353)	(4,076)	(4,817)

Loss before provision for income taxes	(36,321)	(486)	(72,207)	(6,308)
Provision for income taxes	60	31	208	339

Net loss	$(36,381)	$(517)	$(72,415)	$(6,647)

Basic and diluted net loss per share	$(0.32)	$(0.01)	$(0.65)	$(0.07)

Weighted average shares outstanding used in computing basic and diluted net loss per share	114,153	94,065	111,430	93,849

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(72,415)	$(6,647)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,649	8,334
Stock-based compensation	9,682	8,105
Other non-cash transactions	620	(205)
Changes in operating assets and liabilities:
Accounts receivable	16,642	(4,645)
Inventory	(2,531)	(3,306)
Other assets	(2,191)	(136)
Accounts payable	(3,149)	2,183
Accrued compensation	183	(2,144)
Accrued expenses	2,371	1,012
Accrued clinical trial expenses	1,688	(818)
Deferred revenue	(7,549)	(55,120)
Other liabilities	(658)	(729)

Net cash used in operating activities	$(49,658)	$(54,116)

Cash flows from investing activities:
Purchases of investments	(509,681)	(218,275)
Sales of investments	180,478	8,197
Maturities of investments	156,962	241,256
Purchases of property and equipment	(6,845)	(8,796)

Net cash (used in) provided by investing activities	$(179,086)	$22,382

Cash flows from financing activities:
Payments of loan and capital lease obligations	(934)	(731)
Issuance of common stock, net of issuance costs	223,549	6,148

Net cash provided by financing activities	$222,615	$5,417

Effect of exchange rates on cash and cash equivalents	—	(36)

Net decrease in cash and cash equivalents	$(6,129)	$(26,353)
Cash and cash equivalents at beginning of period	17,755	49,597

Cash and cash equivalents at end of period	$11,626	$23,244

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)
Note 1— Organization and Summary of Significant Accounting Policies
Organization
     We are a clinical-stage biopharmaceutical company headquartered in San Francisco, California and incorporated in Delaware. We are developing a pipeline of drug candidates that utilize our PEGylation and advanced polymer conjugate technology platforms designed to improve the benefits of drugs for patients.
Basis of Presentation and Principles of Consolidation
     Our consolidated financial statements include the financial position, results of operations and cash flows of our wholly-owned subsidiaries: Nektar Therapeutics (India) Private Limited (Nektar India) and Nektar Therapeutics UK Limited and Aerogen, Inc. All intercompany accounts and transactions have been eliminated in consolidation. On December 2, 2010, we completed the dissolution of Aerogen, Inc. and all remaining assets were transferred to Nektar Therapeutics.
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
     Our Condensed Consolidated Financial Statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting our consolidated financial results. Translation gains and losses are included in accumulated other comprehensive income in the stockholders’ equity section of the Condensed Consolidated Balance Sheets. To date, such cumulative currency translation adjustments have not been material to our consolidated financial position.
     Revenue, expenses, assets, and liabilities can vary during each quarter of the year. The results and trends in these interim Condensed Consolidated Financial Statements may not be indicative of the results to be expected for the full year or any other periods.
     The accompanying Condensed Consolidated Balance Sheet as of June 30, 2011, the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 are unaudited. The Condensed Consolidated Balance Sheet data as of December 31, 2010 was derived from the audited consolidated financial statements which are included in our Annual Report on Form 10-K filed with the SEC on March 1, 2011. The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes to those financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.
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
Significant Concentrations
     Our customers are primarily pharmaceutical and biotechnology companies that are located in the U.S. and Europe. Our accounts receivable balance contains billed and unbilled trade receivables from product sales, royalties, and other amounts due under collaborative research, development and commercialization agreements. We provide for an allowance for doubtful accounts by reserving for specifically identified doubtful accounts. We generally do not require collateral from our customers. We regularly review our customers’ payment histories and associated credit risk. We have not experienced significant credit losses from our accounts receivable and therefore recorded no allowance for doubtful accounts at both June 30, 2011 and December 31, 2010.
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
Revenue
Product sales and royalties
     Product sales are primarily derived from cost-plus and fixed price manufacturing and supply agreements with our collaboration partners and revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable, and collection is reasonably assured. We have not experienced any significant returns from our customers.
     Generally, we are entitled to royalties from our partners based on their net sales of approved drugs. We recognize royalty revenue when the cash is received or when the royalty amount to be received is estimable and collection is reasonably assured.
License, collaboration and other
     We enter into license and manufacturing agreements and collaborative research, development and commercialization arrangements with pharmaceutical and biotechnology partners that may involve multiple deliverables. Our arrangements may contain one or more of the following elements: upfront fees, contract research and development, milestone payments, manufacturing and supply, royalties, and license fees. Each deliverable in the arrangement is evaluated to determine whether it meets the criteria to be accounted for as a separate unit of accounting or whether it should be combined with other deliverables. Revenue is recognized for each element.
     On January 1, 2011, we adopted on a prospective basis Accounting Standards Update (ASU) 2009-13, which amends the criteria to identify separate units of accounting within Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements.” The adoption of the standard did not impact our financial position or results of operations as of and for the three and six months ended June 30, 2011 as we did not enter into or materially modify any multiple-element arrangements during that period. However, the adoption of this standard may result in revenue recognition patterns for future agreements that are materially different from those recognized for our existing multiple-element arrangements.
     Upfront fees received for license and collaborative agreements entered into prior to January 1, 2011 are recognized ratably over our expected performance period under the arrangement. Management makes its best estimate of the period over which we expect to fulfill our performance obligations, which may include technology transfer assistance, clinical development activities, and manufacturing activities from development through the commercialization of the product. Given the uncertainties of these collaborative arrangements, significant judgment is required to determine the duration of the performance period.
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
     Our license and collaboration agreements with our partners provide for payments to us upon the achievement of development milestones, such as the completion of clinical trials or regulatory submissions and approvals for drug candidates. As of January 1, 2011, our agreements with partners included potential future payments for development milestones totaling approximately $183.8 million. Given the challenges inherent in developing and obtaining approval for pharmaceutical and biologic products, there was substantial uncertainty whether any such milestones would be achieved at the time these licensing and collaboration agreements were entered into. In addition, we evaluated whether the development milestones met the remaining criteria to be considered substantive. As a result of our analysis, we consider our development milestones to be substantive and, accordingly, we expect to recognize as revenue future payments received from such milestones as each milestone is achieved. The election to adopt the milestone method did not impact our financial position or results of operations as of and for the three and six months ended June 30, 2011. However, this policy election may result in revenue recognition patterns for future milestones that are materially different from those recognized for milestones received prior to adoption.
     Milestone payments received prior to January 1, 2011 have been deferred and are recognized as revenue ratably over the period of time from the achievement of the milestone to our estimated date on which the next milestone will be achieved. Management makes its best estimate of the period of time until the next milestone is expected to be reached. Final milestone payments were recorded and recognized upon achieving the respective milestone. The Company will continue to recognize milestones payments received prior to January 1, 2011 in this manner. As of June 30, 2011, deferred revenue from milestone payments received prior to January 1, 2011 is not significant.
     Our license and collaboration agreements with certain partners also provide for contingent payments to us based solely upon the performance of our partner. For such contingent payments we expect to recognize the payments as revenue when they are earned under the applicable contract, provided that collection is reasonably assured.
     Our license and collaboration agreements with our partners also provide for payments to us upon the achievement of specified sales volumes of approved drugs. We consider these payments to be similar to royalty payments and we recognize such sales-based payments upon achievement of the milestone, provided that collection is reasonably assured.
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
     For the three months and six months ended June 30, 2011 and 2010, we recorded an income tax provision for our Nektar India operations at an effective tax rate of approximately 33% and 34%, respectively. The U.S. Federal deferred tax assets generated from our net operating losses have been fully reserved as we believe it is not more likely than not that the benefit will be realized.

Note 2 — Cash, Cash Equivalents, and Available-For-Sale Investments
     Cash, cash equivalents, and available-for-sale investments are as follows (in thousands):

	Estimated Fair Value at
	June 30,	December 31,
	2011	2010
Cash and cash equivalents	$11,626	$17,755
Short-term investments	351,280	298,177
Long-term investments	118,941	—

Total cash, cash equivalents, and available-for-sale investments	$481,847	$315,932

     Our portfolio of cash, cash equivalents, and available-for-sale investments includes (in thousands):

	Estimated Fair Value at
	June 30,	December 31,
	2011	2010
Corporate notes and bonds	$360,536	$190,527
U.S. corporate commercial paper	101,434	82,361
Obligations of U.S. government agencies	8,251	25,289
Cash and money market funds	11,626	17,755

Total cash, cash equivalents, and available-for-sale investments	$481,847	$315,932

     The following table summarizes our portfolio of available-for-sale investments reported as short-term and long-term investments by contractual maturity (in thousands):

	Estimated Fair Value at
	June 30,	December 31,
	2011	2010
Less than one year	$351,280	$298,177
Greater than one year but less than two years	118,941	—

Total available-for-sale investments	$470,221	$298,177

     We invest in liquid, high quality debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in securities with maturities of two years or less and maintain a weighted average maturity of one year or less. Investments in securities with maturities of less than one year are classified as short-term investments.
     During the six months ended June 30, 2011 and 2010, we realized gains and losses of less than $0.1 million from sales of available-for-sale securities in each of the periods. The cost of securities sold is based on the specific identification method.
     Gross unrealized gains and losses were not significant at June 30, 2011 and December 31, 2010. The gross unrealized losses were primarily due to changes in interest rates on fixed income securities. Based on our available cash and our expected operating cash requirements, we do not intend to sell these securities and it is more likely than not that we will not be required to sell these securities before we recover the amortized cost basis. Accordingly, we believe there are no other-than-temporary impairments on these securities and have not recorded a provision for impairment.
     We use a market approach to value our Level 2 investments as described in the table below. The disclosed fair value related to our investments is based primarily on the reported fair values in our period-end brokerage statements. We independently validate these fair values using available market quotes and other information.
     The following table represents the fair value hierarchy for our financial assets measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total
As of June 30, 2011:
Money market funds	$10,594	$—	$—	$10,594
U.S. corporate commercial paper	—	101,434	—	101,434
Corporate notes and bonds	—	360,536	—	360,536
Obligations of U.S. government agencies	—	8,251	—	8,251

Cash equivalents and available-for-sale investments	$10,594	$470,221	$—	$480,815
Cash				1,032

Cash, cash equivalents, and available-for-sale investments				$481,847

As of December 31, 2010:
Money market funds	$16,028	$—	$—	$16,028
U.S. corporate commercial paper	—	82,361	—	82,361
Corporate notes and bonds	—	190,527	—	190,527
Obligations of U.S. government agencies	—	25,289	—	25,289

Cash equivalents and available-for-sale investments	$16,028	$298,177	$—	$314,205
Cash				1,727

Cash, cash equivalents, and available-for-sale investments				$315,932

Level 1 —	Quoted prices in active markets for identical assets or liabilities.

Level 2 —	Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 —	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Note 3—Inventory
     Inventory consists of the following (in thousands):

	June 30,	December 31,
	2011	2010
Raw materials	$8,985	$6,101
Work-in-process	808	—
Finished goods	4	1,165

Total	$9,797	$7,266

     Inventory is manufactured upon receipt of firm orders from our collaboration partners. Inventory includes direct materials, direct labor, and manufacturing overhead and is determined on a first-in, first-out basis. Inventory is stated at the lower of cost or market and is net of reserves of $2.9 million and $4.0 million as of June 30, 2011 and December 31, 2010, respectively. Reserves are determined using specific identification plus an estimated reserve for potential defective or excess inventory based on historical experience or projected usage.
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
     To date we have not incurred costs to defend lawsuits or settle claims related to these indemnification obligations. If any of our indemnification obligations is triggered, we may incur substantial liabilities. Because the obligated amount under these agreements is not explicitly stated, the overall maximum amount of any such obligations cannot be reasonably estimated. No liabilities have been recorded for these obligations on our Condensed Consolidated Balance Sheets as of June 30, 2011 or December 31, 2010.
Note 5— Stockholders’ Equity
     On January 24, 2011, we completed the issuance and sale of 19,000,000 shares of our common stock for proceeds to the Company of approximately $220.4 million. Additionally, we incurred approximately $0.6 million in legal and accounting fees, filing fees, and other offering expenses.
Note 6—License and Collaboration Agreements
     We have entered into various license and manufacturing agreements and collaborative research, development and commercialization agreements with pharmaceutical and biotechnology companies. Under these arrangements, we are entitled to receive license fees, upfront payments, milestone payments when and if certain development or regulatory milestones are achieved, royalties, sales milestones, payment for the manufacture and supply of certain drug materials, and/or reimbursement for research and development activities. All of our research, development and commercialization agreements are generally cancelable by our partners without significant financial penalty to the partner. Our costs of performing these services are included in research and development expense in the accompanying Condensed Consolidated Statements of Operations.
     In accordance with these agreements, we recorded license, collaboration and other revenue as follows (in thousands):

		Three months ended		Six months ended
		June 30,		June 30,
Partner	Drug or Drug Candidate	2011	2010	2011	2010
F. Hoffmann- LaRoche	PEGASYS®	$1,283	$1,283	$2,566	$2,566
Amgen, Inc.	Neulasta®	1,250	—	2,500	—
Bayer Healthcare LLC	BAY41-6551 (Amikacin Inhale)	750	818	1,500	1,705
AstraZeneca AB	NKTR-118 and NKTR-119	845	27,579	1,086	53,306
Other		2,195	1,729	5,177	3,485

License, collaboration, and other revenue		$6,323	$31,409	$12,829	$61,062

F. Hoffmann-LaRoche Ltd and Hoffmann-LaRoche Inc.
PEGASYS®
     In February 1997, we entered into a license, manufacturing and supply agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (Roche), under which we granted Roche a worldwide, exclusive license to use certain PEGylation materials in the manufacture of PEGASYS. As a result of Roche exercising a license extension option in December 2009, Roche has the right to manufacture all of its requirements for our proprietary PEGylation materials for PEGASYS and we will perform additional manufacturing, if any, only on an as-requested basis. In connection with Roche’s exercise of the license option extension in December 2009, we received a payment of $31.0 million. As of June 30, 2011, we have deferred revenue of approximately $23.1 million, which we expect to amortize through December 2015, which is the period through which we are required to provide back-up manufacturing and supply services on an as-requested basis.

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
     As of June 30, 2011, we have deferred revenue of approximately $46.7 million, which we expect to amortize through October 2020, the estimated end of our obligations under the amended and restated agreement.
Bayer Healthcare LLC
BAY41-6551 (Amikacin Inhale)
     On August 1, 2007, we entered into a co-development, license and co-promotion agreement with Bayer Healthcare LLC (Bayer) to develop a specially-formulated inhaled Amikacin. We are responsible for development and manufacturing and supply of the nebulizer device included in the Amikacin product. Bayer is responsible for most future clinical development and commercialization costs, all activities to support worldwide regulatory filings, approvals and related activities, further development of Amikacin Inhale and final product packaging and distribution. We received an upfront payment of $40.0 million in 2007 and performance milestone payments of $20.0 million, of which $10.0 million will be used to reimburse Bayer for Phase 3 clinical trial costs. We are entitled to $60.0 million of development milestones upon achievement of certain development objectives, sales milestones upon achievement of annual sales targets, and royalties based on annual worldwide net sales of Amikacin Inhale. As of June 30, 2011, we have deferred revenue of approximately $29.0 million, which we expect to amortize through July 2021, the estimated end of our obligations under this agreement.
AstraZeneca AB
NKTR-118 and NKTR-119
     On September 20, 2009, we entered into a License Agreement with AstraZeneca AB, a Swedish corporation (AstraZeneca), under which we granted AstraZeneca a worldwide, exclusive, perpetual, royalty-bearing, and sublicensable license under our patents and other intellectual property to develop, sell and otherwise commercially exploit NKTR-118 and NKTR-119. AstraZeneca is responsible for all costs associated with research, development and commercialization and will control drug development and commercialization decisions for NKTR-118 and NKTR-119. Under the terms of the agreement, AstraZeneca paid us an upfront payment of $125.0 million, which we received in the fourth quarter of 2009. As of December 31, 2010, we completed our obligations under the license agreement and related manufacturing technology transfer agreement. The upfront payment was amortized over approximately 15 months beginning in October 2009 in accordance with our performance obligation period and was fully recognized as of December 31, 2010. We are also entitled to $235.0 million and $75.0 million of contingent payments related to NKTR-118 and NKTR-119, respectively, based on development events to be pursued and completed solely by AstraZeneca, sales milestones, and royalties based on annual worldwide net sales of NTKR-118 and NKTR-119 products.

Note 7—Stock-Based Compensation
     Total stock-based compensation cost was recorded in our Condensed Consolidated Financial Statements as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Cost of goods sold	$330	$229	$662	$435
Research and development expense	2,120	1,734	4,089	3,301
General and administrative expense	2,430	2,398	4,931	4,369

Total stock-based compensation	$4,880	$4,361	$9,682	$8,105

     During the three months ended June 30, 2011 and 2010, we granted 263,910 and 718,230 stock options, respectively. The weighted average grant-date fair value of options granted during the three months ended June 30, 2011 and 2010 was $4.90 per share and $7.34 per share, respectively.
     During the six months ended June 30, 2011 and 2010, we granted 2,391,965 and 4,475,155 stock options, respectively. The weighted average grant-date fair value of options granted during the six months ended June 30, 2011 and 2010 was $5.65 per share and $6.17 per share, respectively.
     As a result of stock issuances under our equity compensation plans, during the three months ended June 30, 2011 and 2010, we issued 281,776 and 212,299 common shares, respectively, and during the six months ended June 30, 2011 and 2010, we issued 787,476 and 850,423 common shares, respectively.
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

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Convertible subordinated notes	9,989	9,989	9,989	9,989
Stock options	11,620	9,358	11,308	8,971

Total	21,609	19,347	21,297	18,960

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section as well as factors described in “Part II, Item 1A-Risk Factors.”
Overview
Strategic Direction of Our Business
     We are a clinical-stage biopharmaceutical company developing a pipeline of drug candidates that utilize our PEGylation and advanced polymer conjugate technology platforms, which are designed to improve the benefits of drugs for patients. Our current pipeline is comprised of drug candidates across a number of therapeutic areas, including oncology, pain, anti-infectives, anti-viral and immunology. Our research and development activities involve small molecule drugs, peptides and other potential biologic drug candidates. We create our innovative drug candidates by using our proprietary PEGylation and advanced polymer conjugate technologies and expertise to modify the chemical structure of drugs to create new molecular entities. Polymer chemistry is a science focused on the synthesis or bonding of polymer architectures with drug molecules to alter the properties of the molecule when it is bonded with polymers. Additionally, we may utilize established pharmacologic targets to engineer a new drug candidate relying on a combination of the known properties of these targets and our proprietary polymer chemistry technology and expertise. Our drug candidates are designed to improve the pharmacokinetics, pharmacodynamics, half-life, bioavailability, metabolism or distribution of drugs in order to increase the overall benefits and use of a drug for the patient. Our objective is to apply our PEGylation and advanced polymer conjugate technology platforms to create new drugs in multiple therapeutic areas.
     We have a number of existing license and collaboration agreements with third parties in which we have an economic interest and which could have a material impact on our business, results of operations and financial condition. In particular, the future clinical and commercial success or failure of our collaborations, described below, with AstraZeneca AB for NKTR-118 and NKTR-119 and Bayer Healthcare LLC (Bayer) for BAY41-6551 (Amikacin Inhale) will have a material impact on our business and financial condition over the next several years. In addition, the amount of revenue that we derive from UCB’s CIMZIA®, Roche’s MIRCERA®, Map’s Levadextm and Affymax’s peginesatide, among other of our collaboration agreements, could together have a material impact on our business, financial results and cash position. Because drug development and commercialization is subject to numerous risks and uncertainties, there is a substantial risk that our future revenue from one or more of these agreements will be less than our projections.
     Our most advanced proprietary product candidate, NKTR-118 (oral PEG-naloxol), is a peripheral opioid antagonist that is currently being evaluated for the treatment of opioid-induced constipation. In September 2009, we entered into an exclusive worldwide license agreement with AstraZeneca for the global development and commercialization of NKTR-118 and NKTR-119. NKTR-119 is an early stage research and development program that is designed to combine various opioids with NKTR-118. On March 15, 2011, AstraZeneca announced enrollment of the first patient in the Phase 3 clinical study for NKTR-118. This Phase 3 clinical program is designed to investigate the safety and efficacy of NKTR-118 as a medicine to relieve opioid-induced constipation, a common side effect of prescription opioids when used for chronic pain management.
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
     We continue to make substantial investments in our drug candidate pipeline from early stage discovery research through clinical development. We continue to advance Phase 2 clinical trials for NKTR-102 (topoisomerase I inhibitor-polymer conjugate) in metastatic breast cancer, platinum resistant/refractory ovarian cancer and metastatic colorectal cancer. The Phase 2 clinical trial for metastatic breast cancer was fully enrolled in 2010, with patients continuing in the study into 2011. In 2010, we expanded the Phase 2 clinical trial in platinum resistant/refractory ovarian cancer by 50 patients and, on March 1, 2011, we announced that we expanded the clinical study in platinum resistant/refractory ovarian cancer by up to 60 additional patients. We expect this expansion trial to continue to enroll throughout 2011. The Phase 2 clinical study in metastatic colorectal cancer patients is still enrolling. Enrollment in the colorectal cancer study has been challenging due to the fact that the comparator arm of this study, single-agent irinotecan, is not the standard of care for second line metastatic colorectal therapy in the United States or Europe.
     In December 2010, we announced that we were planning to move into Phase 3 clinical development of NKTR-102 prior to seeking a collaboration partner. We are currently developing a Phase 3 clinical study design for NKTR-102 in metastatic breast cancer and platinum resistant/refractory ovarian cancer. The size, scope and timing of our investment in comparative Phase 3 clinical studies in metastatic breast cancer and platinum resistant/refractory ovarian cancer will depend upon a number of important variables, including our evaluation of the final Phase 2 study results for these indications, discussions with health authorities and key opinion leaders, evolving regulatory standards and requirements, the estimated cost of these studies, and our prioritization of research and development opportunities. The start dates for our Phase 3 trials for NKTR-102 will depend on our final development plans for each indication and our interactions with the United States Food and Drug Administration (FDA). We anticipate our Phase 3 development plans for NKTR-102 to require substantial investment over the next several years.
     Our focus on research and clinical development requires substantial investments that continue to increase as we advance each drug candidate through each phase of the development cycle. In addition to advancing our proprietary programs that are currently in clinical development, we are committed to continuing to make significant investments to advance new opportunities from our earlier stage research discovery pipeline. For example, we started a Phase 1 clinical study for NKTR-181 on March 21, 2011. While we believe that our substantial investment in research and development has the potential to create significant value if one or more of our drug candidates demonstrates positive clinical results and/or receives regulatory approval in one or more major markets, drug research and development is an inherently uncertain process and there is a high risk of failure at every stage prior to approval and the timing and outcome of clinical trial results is extremely difficult to predict. In addition, we continually prioritize our programs. For example, as a result of prioritization of our drug candidate pipeline opportunities, we do not currently intend to advance NKTR-105 (PEGylated docetaxel) into Phase 2 clinical studies. Clinical development successes and failures can have a disproportionate positive or negative impact on our scientific and medical prospects, financial prospects, financial condition, and market value.
     Historically, we have entered into a number of license and supply contracts under which we manufactured and supplied our proprietary PEGylation reagents on a cost-plus or fixed price basis. Our current strategy is to manufacture and supply PEGylation reagents to support our proprietary drug candidates or for third party collaborators where we have a strategic development and commercialization relationship or where we derive substantial economic benefit. As a result, whenever possible, we are renegotiating or not seeking renewal of legacy manufacturing supply arrangements that do not include a strategic development or commercialization component. For example, in October 2010 we entered into a supply, dedicated suite and manufacturing guarantee agreement with Amgen Inc. and Amgen Manufacturing, Limited, which has significantly amended economic and other terms in the non-exclusive supply and license agreement we previously entered into with Amgen in 1995. In addition, in December 2010, we entered into an amended manufacturing and supply agreement with Merck (through its acquisition of Schering-Plough Corporation) to provide for transfer to an alternative manufacturer and revised economics for an interim supply arrangement until that transition is completed.
   Key Developments and Trends in Liquidity and Capital Resources
     On January 24, 2011, we completed a public offering of our common stock with proceeds of approximately $220.4 million. As part of the public offering, we incurred approximately $0.6 million in legal and accounting fees, filing fees, and other offering expenses. At June 30, 2011, we had approximately $481.8 million in cash, cash equivalents, and investments in marketable securities and $239.7 million in indebtedness. We have $215.0 million in outstanding convertible subordinated notes due September 2012. We have no material credit facility or other material committed sources of capital. We expect the Phase 3 clinical studies of NKTR-102 to require significant resources as we anticipate bearing a majority or all of the development costs for that drug candidate. We do not have sufficient resources to fund our current research and development plans and repay these convertible notes. Prior to the maturity of the convertible notes, we plan to explore a number of alternatives, including various restructuring and refinancing approaches.
     Historically, we have financed our operations primarily through cash from licensing, collaboration and manufacturing agreements and public and private placements of debt and equity securities. While in the past we have received a number of significant payments from license and collaboration agreements and other significant transactions, we do not currently anticipate completing new transactions with substantial upfront payments in the near future. In addition, we have substantial debt in the form of our outstanding convertible subordinated notes. Our substantial debt, the market price of our securities, and the general economic climate, among other factors, could have material consequences for our financial condition and could affect our sources of short-term and long-term funding. Our ability to meet our ongoing operating expenses and repay our outstanding indebtedness is dependent upon our and our partners’ ability to successfully complete clinical development of, obtain regulatory approvals for and successfully commercialize drug candidates. Even if we or our partners are successful, we may require additional capital to continue to fund our operations and repay our debt obligations as they become due. There can be no assurance that additional funds, if and when required, will be available to us on favorable terms, if at all.
Results of Operations
Three Months and Six Months Ended June 30, 2011 and 2010

Revenue (in thousands, except percentages)

				Percentage
	Three months	Three months	Increase /	Increase /
	ended	ended	(Decrease)	(Decrease)
	June 30, 2011	June 30, 2010	2011 vs. 2010	2011 vs. 2010
Product sales and royalties	$11,008	$11,154	$(146)	(1)%
License, collaboration and other	6,323	31,409	(25,086)	(80)%

Total revenue	$17,331	$42,563	$(25,232)	(59)%

				Percentage
	Six months	Six months	Increase /	Increase /
	ended	ended	(Decrease)	(Decrease)
	June 30, 2011	June 30, 2010	2011 vs. 2010	2011 vs. 2010
Product sales and royalties	$15,801	$14,738	$1,063	7%
License, collaboration and other	12,829	61,062	(48,233)	(79)%

Total revenue	$28,630	$75,800	$(47,170)	(62)%

     Our revenue is derived from our collaboration agreements, under which we may receive product sales revenue, royalties, license fees, milestone payments or contract research payments. Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable, and collection is reasonably assured. Upfront fees received for license and collaborative agreements are recognized ratably over our expected performance period under the arrangement. As a result, there may be significant variations in the timing of receipt of cash payments and our recognition of revenue. Management makes its best estimate of the period over which we expect to fulfill our performance obligations. Given the uncertainties in research and development collaborations, significant judgment is required by management to determine the performance periods.
Product Sales and Royalties
     Product sales include cost-plus and fixed price manufacturing and supply agreements with our collaboration partners. We also receive royalty revenue from certain of our collaboration partners based on their net sales of approved products.
     Product sales and royalties in the three months ended June 30, 2011 were consistent with the three months ended June 30, 2010. Product sales and royalties increased in the six months ended June 30, 2011 compared to the six months ended June 30, 2010 primarily as a result of increased royalties. The timing of product shipments is based on the demand and requirements of our collaboration partners and is not ratable throughout the year.
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
     For the three months and six months ended June 30, 2011, the decrease in license, collaboration and other revenue compared to the three months and six months ended June 30, 2010 is primarily attributable to the complete amortization as of December 31, 2010 of the $125.0 million upfront payment received in 2009 from AstraZeneca in connection with NKTR-118 and NKTR-119. Under our license agreement with AstraZeneca, we recognized $25.3 million and $50.7 million of the $125.0 million upfront payment in the three months and six months ended June 30, 2010, respectively, compared to nil in each of the three months and six months ended June 30, 2011.

Cost of Goods Sold and Product Gross Margin (in thousands, except percentages)

				Percentage
	Three months	Three months	Increase /	Increase /
	ended	ended	(Decrease)	(Decrease)
	June 30, 2011	June 30, 2010	2011 vs. 2010	2011 vs. 2010
Cost of goods sold	$8,140	$4,889	$3,251	66%
Product gross profit	$2,868	$6,265	$(3,397)	(54)%
Product gross margin	26%	56%

				Percentage
	Six months	Six months	Increase /	Increase /
	ended	ended	(Decrease)	(Decrease)
	June 30, 2011	June 30, 2010	2011 vs. 2010	2011 vs. 2010
Cost of goods sold	$11,403	$9,185	$2,218	24%
Product gross profit	$4,398	$5,553	$(1,155)	(21)%
Product gross margin	28%	38%
     For the three months and six months ended June 30, 2011 compared to the three months and six months ended June 30, 2010, the decrease in product gross profit and product gross margin is primarily attributable to the different mix of products sold, partially offset by increases in royalties.
     As a result of the fixed cost base associated with our manufacturing activities, we expect product gross margin to fluctuate in future periods depending on the level of our manufacturing requirements.
Research and Development Expense (in thousands, except percentages)

Percentage
	Three months	Three months	Increase /	Increase /
	ended	ended	(Decrease)	(Decrease)
	June 30, 2011	June 30, 2010	2011 vs. 2010	2011 vs. 2010
Research and development expense	$32,270	$25,600	$6,670	26%

Percentage
	Six months	Six months	Increase /	Increase /
	ended	ended	(Decrease)	(Decrease)
	June 30, 2011	June 30, 2010	2011 vs. 2010	2011 vs. 2010
Research and development expense	$62,446	$48,886	$13,560	28%
     Research and development expense consists primarily of personnel costs, including salaries, benefits, and stock-based compensation, clinical study costs, direct costs of outside research, materials and supplies, licenses and fees, and overhead allocations consisting of various support and facilities related costs. Research and development expense is not expected to be ratable over the four quarters of the year, however we expect research and development expense to increase throughout 2011 compared to 2010 as we continue to advance our pipeline of drug candidates, including our plan to advance NKTR-102 into Phase 3 clinical development by the end of the year.
     For the three months and six months ended June 30, 2011 compared to the three months and six months ended June 30, 2010, research and development expense increased by approximately $2.1 million and $4.1 million, respectively, due to increased direct research and development program costs, primarily due to the initiation of our Phase 1 NKTR-181 single dose trial in March 2011, by $1.1 million and $3.1 million, respectively, due to increased salaries and employee benefits primarily due to increased headcount to support our expanded clinical efforts, and by $1.4 million and $3.3 million, respectively, due to increased support and facilities-related costs, which includes increased non-cash depreciation and rent expenses related to our new facility in San Francisco. The remaining increases to research and development expense in the three months and six months ended June 30, 2011 compared to the three months and six months ended June 30, 2010 consist primarily of increases to non-cash stock based compensation, materials and supplies and other non-program outside services.
     Other than as described in the Overview section above, there have been no material changes to the status of clinical programs in the three and six months ended June 30, 2011 from the activities discussed in our Annual Report on Form 10-K for the year ended December 31, 2010 on file with the Securities and Exchange Commission.

General and Administrative Expense (in thousands, except percentages)

Percentage
	Three months	Three months	Increase /	Increase /
	ended	ended	(Decrease)	(Decrease)
	June 30, 2011	June 30, 2010	2011 vs. 2010	2011 vs. 2010
General and administrative expense	$11,185	$10,207	$978	10%

Percentage
	Six months	Six months	Increase /	Increase /
	ended	ended	(Decrease)	(Decrease)
	June 30, 2011	June 30, 2010	2011 vs. 2010	2011 vs. 2010
General and administrative expense	$22,912	$19,220	$3,692	19%
     General and administrative expense is associated with administrative staffing, business development, marketing, finance and legal. For the three months and six months ended June 30, 2011 compared to the three months and six months ended June 30, 2010, general and administrative expense increased primarily due to increases in personnel-related costs, support and facilities-related costs, and professional and other administrative costs.
Interest Income and Interest Expense (in thousands, except percentages)

				Percentage
	Three months	Three months	Increase /	Increase /
	ended	ended	(Decrease)	(Decrease)
	June 30, 2011	June 30, 2010	2011 vs. 2010	2011 vs. 2010
Interest Income	$529	$393	$136	35%
Interest Expense	$2,570	$2,909	$(339)	(12)%

				Percentage
	Six months	Six months	Increase /	Increase /
	ended	ended	(Decrease)	(Decrease)
	June 30, 2011	June 30, 2010	2011 vs. 2010	2011 vs. 2010
Interest Income	$961	$856	$105	12%
Interest Expense	$5,155	$5,860	$(705)	(12)%
     The increase in interest income for the three months and six months ended June 30, 2011 compared to the three months and six months ended June 30, 2010 is a result of higher average cash and investment balances partially offset by the impact of decreased market interest rates.
     The decrease in interest expense for the three months and six months ended June 30, 2011 compared to the three months and six months ended June 30, 2010 is primarily attributable to the complete amortization of deferred financing costs during 2010 from our 3.25% convertible subordinated notes due September 2012.
Liquidity and Capital Resources
     We have financed our operations primarily through cash from licensing, collaboration and manufacturing agreements and public and private placements of debt and equity securities.
     We had cash, cash equivalents and investments in marketable securities of $481.8 million and indebtedness of $239.7 million, including $215.0 million of 3.25% convertible subordinated notes due September 2012, $18.1 million in capital lease obligations, and $6.7 million in other liabilities as of June 30, 2011.
     Due to the potential for continued uncertainty in the credit markets in 2011, we may experience reduced liquidity with respect to some of our investments in marketable securities. These investments are generally held to maturity, which is less than two years. However, if the need arose to liquidate such securities before maturity, we may experience losses on liquidation. At June 30, 2011, the average time to maturity of the investments held in our portfolio was approximately eight months and the maturity of any single investment did not exceed twenty-four months. To date we have not experienced any liquidity issues with respect to these securities, but should such issues arise, we may be required to hold some, or all, of these securities until maturity. We believe that, even allowing for potential liquidity issues with respect to these securities, our remaining cash, cash equivalents, and investments will be sufficient to meet our anticipated cash needs for at least the next twelve months. Based on our available cash and our expected operating cash requirements, we do not intend to sell these securities prior to maturity and it is more likely than not that we will not be required to sell these securities before we recover the amortized cost basis. Accordingly, we believe there are no other-than-temporary impairments on these securities and have not recorded a provision for impairment.
Cash flows from operating activities
     Cash flows used in operating activities for the six months ended June 30, 2011 totaled $49.7 million, which includes $3.5 million for a semi-annual interest payment on our convertible subordinated notes, and $66.2 million of other net operating cash uses, partially offset by the receipt of $20.0 million from collaboration agreements executed in prior years, of which $16.5 million was included in accounts receivable at December 31, 2010 resulting from an upfront payment obligation arising from an amendment to one of our manufacturing and supply agreements to extend the supply term and provide for a manufacturing transition. Because of the nature and timing of certain cash receipts and payments, net cash utilization is not expected to be ratable over the four quarters of the year.
     Cash flows used in operating activities for the six months ended June 30, 2010 totaled $54.1 million, which includes $3.5 million for a semi-annual interest payment on our convertible subordinated notes and $50.6 million of other net operating cash uses.
     We expect cash flows used in operating activities, excluding upfront payments received, if any, will increase throughout the remainder of 2011 compared to the same period in 2010 as a result of increased spending on our research and development programs.
Cash flows from investing activities
     We purchased $6.8 million and $8.8 million of property and equipment in the six months ended June 30, 2011 and 2010, respectively.
Cash flows from financing activities
     On January 24, 2011, we completed a public offering of our common stock with proceeds of approximately $220.4 million. As part of the public offering, we incurred approximately $0.6 million in legal and accounting fees, filing fees, and other offering expenses.
     We received $3.7 million and $6.1 million, respectively, from issuances of common stock to employees during the six months ended June 30, 2011 and 2010. Cash used in financing activities was not significant for the six months ended June 30, 2011 and 2010.
Contractual Obligations
     There were no material changes during the six months ended June 30, 2011 to the summary of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2010 on file with the Securities and Exchange Commission.
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
     We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates on an ongoing basis. Actual results may differ from those estimates under different assumptions or conditions. With the exception of the updates to the following critical accounting policies and estimates, there have been no material changes to our critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

     On January 1, 2011, we adopted on a prospective basis Accounting Standards Update (ASU) 2009-13, which amends the criteria to identify separate units of accounting within Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements” and we also elected to prospectively adopt ASU 2010-17, “Milestone Method of Revenue Recognition.” The adoption of these standards did not impact our financial position or results of operations as of and for the three month and six month periods ended June 30, 2011. However, the adoption of these standards may result in revenue recognition patterns for future agreements and milestones that are materially different from those recognized for our existing multiple-element arrangements and for milestones received prior to adoption.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Our market risks at June 30, 2011 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2010 on file with the Securities and Exchange Commission.

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
Changes in Internal Control Over Financial Reporting
     We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. However, there was no change in our internal control over financial reporting that occurred in the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     A number of companies in the pharmaceutical and biotechnology industries have suffered significant unforeseen setbacks in later stage clinical trials (i.e., Phase 2 or Phase 3 trials) due to factors such as inconclusive efficacy results and adverse medical events, even after achieving positive results in earlier trials that were satisfactory both to them and to reviewing regulatory agencies. Although we announced positive Phase 2 clinical results for NKTR-118 in 2009, there are still substantial risks and uncertainties associated with the outcomes of Phase 3 clinical trials and the regulatory review process even following our partnership with AstraZeneca. While NKTR-102 continues in Phase 2 clinical development for multiple cancer indications, it is possible this product candidate could fail in one or all of the cancer indications in which it is currently being studied due to efficacy, safety or other commercial or regulatory factors. In 2010 and in the first half of 2011, we have announced preliminary positive results from our Phase 2 trials for NKTR-102 in ovarian and breast cancer. These results were based on preliminary data only, and such results could change based on final audit and verification procedures. In addition, the preliminary results from the NKTR-102 clinical studies for ovarian and breast cancer are not necessarily indicative or predictive of the future results from the completed ovarian or breast cancer trials, anticipated Phase 3 trials in these indications or clinical trials in the other cancer indications for which we are studying NKTR-102. There remains a significant uncertainty as to the success or failure of NKTR-102 and whether this drug candidate will eventually receive regulatory approval or be a commercial success even if approved by one or more health authorities in any of the cancer indications for which it is being studied. The risk of failure is increased for our product candidates that are based on new technologies, such as the application of our advanced polymer conjugate technology to small molecules, including NKTR-118, NKTR-119, NKTR-102, NKTR-105 and other drug candidates currently in the discovery research or preclinical development phases.
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
     Although we believe that our cash, cash equivalents and investments in marketable securities of $481.8 million as of June 30, 2011 will be sufficient to meet our liquidity requirements through at least the next 12 months, we will likely need to restructure our notes or obtain additional funds through one or more financing or collaboration partnership transactions. If adequate funds are not available or are not available on acceptable terms when we need them, we may need to delay or reduce one or more of our Phase 3 clinical trials of NKTR-102 or otherwise make changes to our operations to cut costs.
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

     We intend to continue to seek partnerships with pharmaceutical and biotechnology partners to fund a portion of our research and development expenses and develop and commercialize certain of our product candidates. In September 2009, we entered into a license agreement with AstraZeneca for NKTR-118 and NKTR-119 which included an upfront payment of $125.0 million, which upfront payment was completely amortized as of December 13, 2010. The timing of new collaboration partnerships is difficult to predict due to availability of clinical data, the number of potential partners that need to complete due diligence and approval processes, the definitive agreement negotiation process and numerous other unpredictable factors that can delay, impede or prevent significant transactions. If we are unable to find suitable partners or to negotiate collaborative arrangements with favorable commercial terms with respect to our existing and future product candidates or the licensing of our technology, or if any arrangements we negotiate, or have negotiated, are terminated, our business, results of operations and financial condition could suffer.
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
     For the year ended December 31, 2010 and the six months ended June 30, 2011, we reported a net loss of $37.9 million and $72.4 million, respectively. If and when we achieve profitability depends upon a number of factors, including the timing and recognition of milestone payments and royalties received, the timing of revenue under our collaboration agreements, the amount of investments we make in our proprietary product candidates and the regulatory approval and market success of our product candidates. We may not be able to achieve and sustain profitability.
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
     As of June 30, 2011, we had cash, cash equivalents, and investments in marketable securities valued at approximately $481.8 million and indebtedness of approximately $239.7 million, including approximately $215.0 million in convertible subordinated notes due September 2012, $18.1 million in capital lease obligations, and $6.7 million of other liabilities.

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

     Further, provisions of Delaware law relating to business combinations with interested stockholders may discourage, delay or prevent a third party from acquiring us. These provisions may also discourage, delay or prevent a third party from acquiring a large portion of our securities or initiating a tender offer or proxy contest, even if our stockholders might receive a premium for their shares in the acquisition over the then current market prices. We also have a change of control severance benefit plan which provides for certain cash severance, stock award acceleration and other benefits in the event our employees are terminated (or, in some cases, resign for specified reasons) following an acquisition. This severance plan could discourage a third party from acquiring us.
Risks Related to Our Securities
The price of our common stock and convertible debt are expected to remain volatile.
     Our stock price is volatile. During the quarter ended June 30, 2011, based on closing bid prices on The NASDAQ Global Select Market, our stock price ranged from $7.22 to $10.44 per share. We expect our stock price to remain volatile. In addition, as our convertible notes are convertible into shares of our common stock, volatility or depressed prices of our common stock could have a similar effect on the trading price of our notes. Also, interest rate fluctuations can affect the price of our convertible notes. A variety of factors may have a significant effect on the market price of our common stock or notes, including:
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None, including no purchases of any class of our equity securities by us or any affiliate pursuant to any publicly announced repurchase plan in the three months ended June 30, 2011.
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

101**
The following materials from Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL(Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

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

By:	/s/ John Nicholson
John Nicholson
Senior Vice President and Chief Financial Officer Date: August 5, 2011

By:	/s/ Jillian B. Thomsen
Jillian B. Thomsen
Senior Vice President, Finance and Chief Accounting Officer Date: August 5, 2011

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

101**
The following materials from Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

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