Form 10-Q
period 2011-09-30
NEKTAR THERAPEUTICS
filed 2011-11-04
CIK 906709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 114,426,466 on October 31, 2011.

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

PART I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements—Unaudited:

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$43,008	$17,755
Short-term investments	223,479	298,177
Accounts receivable	12,914	25,102
Inventory	10,654	7,266
Other current assets	7,565	5,679

Total current assets	297,620	353,979
Long-term investments	191,478	—
Property and equipment, net	81,649	89,773
Goodwill	76,501	76,501
Other assets	845	972

Total assets	$648,093	$521,225

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,175	$7,194
Accrued compensation	11,760	9,252
Accrued expenses	11,777	8,540
Accrued clinical trial expenses	13,612	12,144
Deferred revenue, current portion	19,982	20,584
Convertible subordinated notes, current portion	214,955	—
Other current liabilities	4,781	6,394

Total current liabilities	279,042	64,108
Convertible subordinated notes	—	214,955
Capital lease obligations, less current portion	15,250	17,014
Deferred revenue, less current portion	113,045	124,763
Deferred gain	3,497	4,152
Other long-term liabilities	6,462	5,571

Total liabilities	417,296	430,563
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 10,000 shares authorized Series A, $0.0001 par value; 3,100 shares designated; no shares issued or outstanding at September 30, 2011 and December 31, 2010	—	—
Common stock, $0.0001 par value; 300,000 authorized; 114,426 shares and 94,517 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	11	9
Capital in excess of par value	1,592,803	1,354,232
Accumulated other comprehensive (loss) income	(987)	968
Accumulated deficit	(1,361,030)	(1,264,547)

Total stockholders’ equity	230,797	90,662

Total liabilities and stockholders’ equity	$648,093	$521,225

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenue:
Product sales and royalties	$10,222	$7,230	$26,023	$21,968
License, collaboration and other	16,846	30,695	29,675	91,757

Total revenue	27,068	37,925	55,698	113,725
Operating costs and expenses:
Cost of goods sold	5,038	6,245	16,441	15,430
Research and development	31,018	27,724	93,464	76,610
General and administrative	12,350	10,181	35,262	29,401

Total operating costs and expenses	48,406	44,150	145,167	121,441

Loss from operations	(21,338)	(6,225)	(89,469)	(7,716)
Non-operating income (expense):
Interest income	622	369	1,583	1,225
Interest expense	(2,543)	(2,826)	(7,698)	(8,686)
Other income (expense), net	(717)	249	(599)	436

Total non-operating expense	(2,638)	(2,208)	(6,714)	(7,025)

Loss before provision for income taxes	(23,976)	(8,433)	(96,183)	(14,741)
Provision for income taxes	92	278	300	617

Net loss	$(24,068)	$(8,711)	$(96,483)	$(15,358)

Basic and diluted net loss per share	$(0.21)	$(0.09)	$(0.86)	$(0.16)

Weighted average shares outstanding used in computing basic and diluted net loss per share	114,413	94,213	112,435	93,972

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(96,483)	$(15,358)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,424	12,499
Stock-based compensation	14,501	12,716
Other non-cash transactions	967	(176)
Changes in operating assets and liabilities:
Accounts receivable	12,188	(752)
Inventory	(3,388)	(4,989)
Other assets	(1,750)	1
Accounts payable	(4,200)	1,755
Accrued compensation	2,508	500
Accrued expenses	6,238	4,090
Accrued clinical trial expenses	1,468	(1,408)
Deferred revenue	(12,320)	(83,107)
Other liabilities	(2,681)	(2,049)

Net cash used in operating activities	(71,528)	(76,278)

Cash flows from investing activities:
Purchases of investments	(627,529)	(315,160)
Sales of investments	218,660	10,290
Maturities of investments	290,810	360,906
Purchases of property and equipment	(8,294)	(22,160)

Net cash (used in) provided by investing activities	(126,353)	33,876

Cash flows from financing activities:
Payments of loan and capital lease obligations	(1,431)	(1,119)
Issuance of common stock, net of issuance costs	224,072	7,142

Net cash provided by financing activities	222,641	6,023

Effect of exchange rates on cash and cash equivalents	493	(312)

Net increase (decrease) in cash and cash equivalents	25,253	(36,691)
Cash and cash equivalents at beginning of period	17,755	49,597

Cash and cash equivalents at end of period	$43,008	$12,906

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(Unaudited)

Note 1 — Organization and Summary of Significant Accounting Policies

Organization

We are a clinical-stage biopharmaceutical company headquartered in San Francisco, California and incorporated in Delaware. We are developing a pipeline of drug candidates that utilize our PEGylation and advanced polymer conjugate technology platforms designed to improve the benefits of drugs for patients.

Our development activities have required significant resources to date and are expected to continue to require significant resources. As a result, we expect to continue to incur substantial losses and negative cash flows from operations in the future. Historically, we have financed our operations primarily through cash from licensing, collaboration and manufacturing agreements and public and private placements of debt and equity securities. At September 30, 2011, we had approximately $458.0 million in cash, cash equivalents, and investments in marketable securities and $239.8 million in indebtedness, including $215.0 million in outstanding convertible subordinated notes due September 2012. We are exploring a number of alternatives to provide for the repayment of the convertible notes.

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

The accompanying Condensed Consolidated Balance Sheet as of September 30, 2011, the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 are unaudited. The Condensed Consolidated Balance Sheet data as of December 31, 2010 was derived from the audited consolidated financial statements which are included in our Annual Report on Form 10-K filed with the SEC on March 1, 2011. The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes to those financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates, including those related to deferred revenue recognition periods, inventories, the impairment of investments and long-lived assets, contingencies, stock-based compensation, and litigation, amongst others. We base our estimates on historical experience and on other assumptions that management believes are reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities when these values are not readily apparent from other sources.

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

Significant Concentrations

Our customers are primarily pharmaceutical and biotechnology companies that are located in the U.S. and Europe. Our accounts receivable balance contains billed and unbilled trade receivables from product sales, royalties, and other amounts due under collaborative research, development and commercialization agreements. We provide for an allowance for doubtful accounts by reserving for specifically identified doubtful accounts. We generally do not require collateral from our customers. We regularly review our customers’ payment histories and associated credit risk. We have not experienced significant credit losses from our accounts receivable and therefore recorded no allowance for doubtful accounts at either September 30, 2011 or December 31, 2010.

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

On January 1, 2011, we adopted on a prospective basis Accounting Standards Update (ASU) 2009-13, which amends the criteria to identify separate units of accounting within Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements.” The adoption of the standard did not impact our financial position or results of operations as of and for the three and nine months ended September 30, 2011 as we did not enter into or materially modify any multiple-element arrangements during that period. However, the adoption of this standard may result in revenue recognition patterns for future agreements that are materially different from those recognized for our existing multiple-element arrangements.

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

Our license and collaboration agreements with our partners provide for payments to us upon the achievement of development milestones, such as the completion of clinical trials or regulatory submissions and approvals for drug candidates. As of January 1, 2011, our agreements with partners included potential future payments for development milestones totaling approximately $183.8 million. In addition, we are entitled to receive up to $235.0 million and $75.0 million of contingent payments related to NKTR-118 and NKTR-119, respectively, based on development events to be pursued and completed solely by AstraZeneca. Given the challenges inherent in developing and obtaining approval for pharmaceutical and biologic products, there was substantial uncertainty whether any such milestones would be achieved at the time these licensing and collaboration agreements were entered into. In addition, we evaluated whether the development milestones met the remaining criteria to be considered substantive. As a result of our analysis, we consider our development milestones to be substantive and, accordingly, we expect to recognize as revenue future payments received from such milestones as each milestone is achieved. This policy election may result in revenue recognition patterns for future milestones that are materially different from those recognized for milestones received prior to adoption. During the three and nine months ended September 30, 2011, we achieved two development milestones totaling $4.5 million from two of our collaboration agreements. Under the milestone method of revenue recognition, these substantive milestones were recognized in their entirety upon achievement in the three months ended September 30, 2011, whereas under our previous milestone revenue recognition policy, we would have recognized approximately $0.4 million related to such amounts during this period. As a result, in each of the three months and nine months ended September 30, 2011, this change in accounting policy results in increased revenues and a corresponding decrease to net loss of approximately $4.1 million and an increase of $0.04 per share.

Milestone payments received prior to January 1, 2011 have been deferred and are recognized as revenue ratably over the period of time from the achievement of the milestone to our estimated date on which the next milestone will be achieved. Management makes its best estimate of the period of time until the next milestone is expected to be reached. Final milestone payments were recorded and recognized upon achieving the respective milestone. The Company will continue to recognize milestones payments received prior to January 1, 2011 in this manner. As of September 30, 2011, deferred revenue from milestone payments received prior to January 1, 2011 is not significant.

Our license and collaboration agreements with certain partners also provide for contingent payments to us based solely upon the performance of the respective partner. For such contingent amounts we expect to recognize the payments as revenue when earned under the applicable contract, provided that collection is reasonably assured.

Our license and collaboration agreements with our partners also provide for payments to us upon the achievement of specified sales volumes of approved drugs. We consider these payments to be similar to royalty payments and we will recognize such sales-based payments upon achievement of such sales volumes, provided that collection is reasonably assured.

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

For the three months and nine months ended September 30, 2011 and 2010, we recorded an income tax provision for our Nektar India operations at an effective tax rate of approximately 33% and 34%, respectively. The U.S. Federal deferred tax assets generated from our net operating losses have been fully reserved as we believe it is not more likely than not that the benefit will be realized.

Note 2 — Cash, Cash Equivalents, and Available-For-Sale Investments

Cash, cash equivalents, and available-for-sale investments are as follows (in thousands):

	Estimated Fair Value at
	September 30, 2011	December 31, 2010
Cash and cash equivalents	$43,008	$17,755
Short-term investments	223,479	298,177
Long-term investments	191,478	—

Total cash, cash equivalents, and available-for-sale investments	$457,965	$315,932

Our portfolio of cash, cash equivalents, and available-for-sale investments includes (in thousands):

	Estimated Fair Value at
	September 30, 2011	December 31, 2010
Corporate notes and bonds	$342,278	$190,527
U.S. corporate commercial paper	49,941	82,361
Obligations of U.S. government agencies	22,738	25,289
Cash and money market funds	43,008	17,755

Total cash, cash equivalents, and available-for-sale investments	$457,965	$315,932

The following table summarizes our portfolio of available-for-sale investments reported as short-term and long-term investments by contractual maturity (in thousands):

	Estimated Fair Value at
	September 30, 2011	December 31, 2010
Less than one year	$223,479	$298,177
Greater than one year but less than two years	191,478	—

Total available-for-sale investments	$414,957	$298,177

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

During the nine months ended September 30, 2011 and 2010, realized gains and losses from sales of available-for-sale securities were not significant in each of the periods. The cost of securities sold is based on the specific identification method.

Gross unrealized gains and losses were not significant at September 30, 2011 and December 31, 2010. The gross unrealized losses were primarily due to changes in interest rates on fixed income securities. Based on our available cash and our expected operating cash requirements, we do not intend to sell these securities and it is more likely than not that we will not be required to sell these securities before we recover the amortized cost basis. Accordingly, we believe there are no other-than-temporary impairments on these securities and have not recorded a provision for impairment.

We use a market approach to value our Level 2 investments as described in the table below. The disclosed fair value related to our investments is based primarily on the reported fair values in our period-end brokerage statements. We independently validate these fair values using available market quotes and other information.

The following table represents the fair value hierarchy for our financial assets measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total
As of September 30, 2011:
Money market funds	$42,276	$—	$—	$42,276
U.S. corporate commercial paper	—	49,941	—	49,941
Corporate notes and bonds	—	342,278	—	342,278
Obligations of U.S. government agencies	—	22,738	—	22,738

Cash equivalents and available-for-sale investments	$42,276	$414,957	$—	$457,233
Cash				732

Cash, cash equivalents, and available-for-sale investments				$457,965

As of December 31, 2010:
Money market funds	$16,028	$—	$—	$16,028
U.S. corporate commercial paper	—	82,361	—	82,361
Corporate notes and bonds	—	190,527	—	190,527
Obligations of U.S. government agencies	—	25,289	—	25,289

Cash equivalents and available-for-sale investments	$16,028	$298,177	$—	$314,205
Cash				1,727

Cash, cash equivalents, and available-for-sale investments				$315,932

Level 1	—	Quoted prices in active markets for identical assets or liabilities.

Level 2	—	Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	—	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Note 3 — Inventory

Inventory consists of the following (in thousands):

	September 30, 2011	December 31, 2010
Raw materials	$9,305	$6,101
Work-in-process	1,349	—
Finished goods	—	1,165

Total	$10,654	$7,266

Inventory is manufactured upon receipt of firm orders from our collaboration partners. Inventory includes direct materials, direct labor, and manufacturing overhead and is determined on a first-in, first-out basis. Inventory is stated at the lower of cost or market and is net of reserves of $3.2 million and $4.0 million as of September 30, 2011 and December 31, 2010, respectively. Reserves are determined using specific identification plus an estimated reserve for potential defective or excess inventory based on historical experience or projected usage.

Note 4 — Commitments and Contingencies

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

In October 2011, we entered into a settlement agreement with a third party in order to resolve a trade secret and breach of contract litigation matter. While we believe the claims made in this litigation matter were without merit, we determined that it was in our best interests to settle this matter to avoid the substantial cost and uncertainty of further litigation. The terms of this settlement included an upfront payment of $2.7 million by us to the third party and a contingent payment of $3.0 million by us to the third party in the event that a certain drug candidate in our pipeline receives the approval of the United States Food and Drug Administration. As of September 30, 2011, we have accrued the $2.7 million settlement payment to general and administrative expense. However, we have not accrued any amounts related to the $3.0 million contingent payment as that payment is contingent upon a future event that, given the challenges inherent in developing and obtaining approval for any early stage drug candidate, is not considered by management to be probable at this time.

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

To date we have not incurred costs to defend lawsuits or settle claims related to these indemnification obligations. If any of our indemnification obligations is triggered, we may incur substantial liabilities. Because the obligated amount under these agreements is not explicitly stated, the overall maximum amount of any such obligations cannot be reasonably estimated. No liabilities have been recorded for these obligations on our Condensed Consolidated Balance Sheets at either September 30, 2011 or December 31, 2010.

Note 5 — Stockholders’ Equity

On January 24, 2011, we completed the issuance and sale of 19,000,000 shares of our common stock for gross proceeds to the Company of approximately $220.4 million. Additionally, we incurred approximately $0.6 million in legal and accounting fees, filing fees, and other offering expenses.

Note 6 — License and Collaboration Agreements

We have entered into various license and manufacturing agreements and collaborative research, development and commercialization agreements with pharmaceutical and biotechnology companies. Under these arrangements, we are entitled to receive license fees, upfront payments, milestone payments when and if certain development or regulatory milestones are achieved, royalties, sales milestones when and if certain annual sales levels are achieved, payment for the manufacture and supply of certain drug materials, and/or reimbursement for research and development activities. All of our research, development and commercialization agreements are generally cancelable by our partners without significant financial penalty. Our costs of performing these services are included in research and development expense in the accompanying Condensed Consolidated Statements of Operations.

In accordance with these agreements, we recorded license, collaboration and other revenue as follows (in thousands):

		Three months ended September 30,		Nine months ended September 30,
Partner	Drug or Drug Candidate	2011	2010	2011	2010
F. Hoffmann- LaRoche	PEGASYS®	$1,283	$1,283	$3,849	$3,849
Amgen, Inc.	Neulasta®	1,250	—	3,750	—
AstraZeneca AB	NKTR-118 and NKTR-119	1,395	26,788	2,481	80,094
Bayer Healthcare LLC	BAY41-6551 (Amikacin Inhale)	750	818	2,250	2,523
Other		12,168	1,806	17,345	5,291

License, collaboration, and other revenue		$16,846	$30,695	$29,675	$91,757

F. Hoffmann-LaRoche Ltd and Hoffmann-LaRoche Inc.

PEGASYS®

In February 1997, we entered into a license, manufacturing and supply agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (Roche), under which we granted Roche a worldwide, exclusive license to use certain PEGylation materials in the manufacture of PEGASYS. As a result of Roche exercising a license extension option in December 2009, Roche has the right to manufacture all of its requirements for our proprietary PEGylation materials for PEGASYS and we will perform additional manufacturing, if any, only on an as-requested basis. In connection with Roche’s exercise of the license option extension in December 2009, we received a payment of $31.0 million. As of September 30, 2011, we have deferred revenue of approximately $21.8 million related to this agreement, which we expect to amortize through December 2015, the period through which we are required to provide back-up manufacturing and supply services on an as-requested basis.

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

As of September 30, 2011, we have deferred revenue of approximately $45.4 million related to this agreement, which we expect to amortize through October 2020, the estimated end of our obligations under the amended and restated agreement.

Bayer Healthcare LLC

BAY41-6551 (Amikacin Inhale)

On August 1, 2007, we entered into a co-development, license and co-promotion agreement with Bayer Healthcare LLC (Bayer) to develop a specially-formulated inhaled Amikacin. We are responsible for development and manufacturing and supply of the nebulizer device included in the Amikacin product. Bayer is responsible for most future clinical development and commercialization costs, all activities to support worldwide regulatory filings, approvals and related activities, further development of Amikacin Inhale and final product packaging and distribution. We received an upfront payment of $40.0 million in 2007 and performance milestone payments of $20.0 million, of which $10.0 million will be used to reimburse Bayer for Phase 3 clinical trial costs. We are entitled to up to $60.0 million of development milestones upon achievement of certain development objectives, sales milestones upon achievement of annual sales targets, and royalties based on annual worldwide net sales of Amikacin Inhale. As of September 30, 2011, we have deferred revenue of approximately $28.1 million related to this agreement, which we expect to amortize through July 2021, the estimated end of our obligations under this agreement.

AstraZeneca AB

NKTR-118 and NKTR-119

On September 20, 2009, we entered into a License Agreement with AstraZeneca AB, a Swedish corporation (AstraZeneca), under which we granted AstraZeneca a worldwide, exclusive, perpetual, royalty-bearing, and sublicensable license under our patents and other intellectual property to develop, market, sell and otherwise commercially exploit NKTR-118 and NKTR-119. AstraZeneca is responsible for all costs associated with research, development and commercialization and will control drug development and commercialization decisions for NKTR-118 and NKTR-119. Under the terms of the agreement, AstraZeneca paid us an upfront payment of $125.0 million, which we received in the fourth quarter of 2009. As of December 31, 2010, we completed our obligations under the license agreement and related manufacturing technology transfer agreement. The upfront payment was amortized over approximately 15 months beginning in October 2009 in accordance with our performance obligation period and was fully recognized as of December 31, 2010. We are entitled to receive up to $235.0 million and $75.0 million of contingent payments related to NKTR-118 and NKTR-119, respectively, based on development and commercial events to be pursued and completed solely by AstraZeneca. We are also entitled to sales milestones and royalties based on annual worldwide net sales of NTKR-118 and NKTR-119 products.

Other

In addition to the revenues recognized from the collaboration agreements discussed above, during the three months and nine months ended September 30, 2011, we recorded license, collaboration and other revenue of approximately $12.2 million and $17.3 million, which primarily consisted of the following license and development milestone revenues.

In September 2011, we entered into a license agreement with a third party under which we granted a worldwide, exclusive, and sublicensable license under certain of our patents and other intellectual property for a limited field that is unrelated to any of the therapeutic areas where we or our existing collaboration partners are currently developing drug candidates. Under the terms of the agreement, we are due total license fee payments of $10 million, of which $5.0 million was receivable at September 30, 2011 and collected in October 2011. We are due the remaining license fee payments of $3.0 million and $2.0 million in 2013 and 2015, respectively. We completed our contractual performance obligations upon the execution of the agreement and recognized the initial $5.0 million payment into revenue in the three months ended September 30, 2011.

During the three months ended September 30, 2011, we achieved two development milestones totaling $4.5 million from two of our collaboration agreements. Under our milestone method revenue recognition policy, these substantive milestones were recognized in their entirety upon achievement.

Note 7 — Stock-Based Compensation

Total stock-based compensation expense was recognized in our Condensed Consolidated Financial Statements as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Cost of goods sold	$295	$258	$957	$693
Research and development expense	2,020	1,967	6,109	5,268
General and administrative expense	2,504	2,386	7,435	6,755

Total stock-based compensation	$4,819	$4,611	$14,501	$12,716

During the three months ended September 30, 2011 and 2010, we granted 331,480 and 560,320 stock options, respectively. The weighted average grant-date fair value of options granted during the three months ended September 30, 2011 and 2010 was $2.79 per share and $6.75 per share, respectively.

During the nine months ended September 30, 2011 and 2010, we granted 2,723,445 and 5,035,475 stock options, respectively. The weighted average grant-date fair value of options granted during the nine months ended September 30, 2011 and 2010 was $5.30 per share and $6.24 per share, respectively.

As a result of stock issuances under our equity compensation plans, during the three months ended September 30, 2011 and 2010, we issued 121,705 and 142,257 common shares, respectively, and during the nine months ended September 30, 2011 and 2010, we issued 909,181 and 992,680 common shares, respectively.

Note 8 — Net Loss Per Share

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

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Convertible subordinated notes	9,989	9,989	9,989	9,989
Stock options	14,471	9,142	11,423	9,273

Total	24,460	19,131	21,412	19,262

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We have a number of existing license and collaboration agreements with third parties in which we have an economic interest and which could have a material impact on our business, results of operations and financial condition. In particular, the future clinical and commercial success or failure of our collaborations, described below, with AstraZeneca AB for NKTR-118 and NKTR-119 and Bayer Healthcare LLC (Bayer) for BAY41-6551 (Amikacin Inhale) will have a material impact on our business and financial condition over the next several years. In addition, the amount of revenue that we derive from UCB’s CIMZIA®, Roche’s MIRCERA®, Map’s Levadex™ and Affymax’s peginesatide, among other of our collaboration agreements, could together have a material impact on our business, financial results and cash position. Because drug development and commercialization is subject to numerous risks and uncertainties, there is a substantial risk that our future revenue from one or more of these agreements will be less than our projections.

Our most advanced proprietary product candidate, NKTR-118 (oral PEG-naloxol), is a peripheral opioid antagonist that is currently being evaluated for the treatment of opioid-induced constipation. We are a party to an exclusive worldwide license agreement with AstraZeneca for the global development and commercialization of NKTR-118 and NKTR-119. NKTR-119 is an early stage research and development program that is designed to combine various opioids with NKTR-118. On March 15, 2011, AstraZeneca announced enrollment of the first patient in the Phase 3 clinical study for NKTR-118. This Phase 3 clinical program is designed to investigate the safety and efficacy of NKTR-118 as a medicine to relieve opioid-induced constipation, a common side effect of prescription opioids when used for chronic pain management.

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

We continue to make substantial investments in our drug candidate pipeline from early stage discovery research through clinical development. We continue to advance Phase 2 clinical trials for NKTR-102 (topoisomerase I inhibitor-polymer conjugate) in metastatic breast cancer, platinum resistant/refractory ovarian cancer and metastatic colorectal cancer. The Phase 2 clinical trial for metastatic breast cancer was fully enrolled in 2010, with patients continuing in the study into 2011. In June 2010, we expanded the Phase 2 clinical trial in platinum resistant/refractory ovarian cancer by 50 patients and, in March 2011, we announced that we expanded the clinical study in platinum resistant/refractory ovarian cancer by up to 60 additional patients. Ovarian cancer patients eligible for our Phase 2 expansion study are required to have received prior Doxil® therapy. Due to an ongoing supply shortage of Doxil®, we anticipate future enrollment in this study to be very limited. On November 2, 2011, we announced that we would start compiling, reviewing and analyzing the data from the patients enrolled in the study to date. Following our review and analysis of the data, we will determine our future regulatory and development options for NKTR-102 in ovarian cancer. The Phase 2 clinical study in metastatic colorectal cancer patients is still enrolling. Enrollment in the colorectal cancer study has been challenging due to the fact that the comparator arm of this study, single-agent irinotecan, is not the standard of care for second line metastatic colorectal therapy in the United States or Europe.

We expect to start a Phase 3 clinical study for NKTR-102 in metastatic breast cancer prior to the end of 2011. In platinum resistant/refractory ovarian cancer, we also plan to evaluate NKTR-102 in combination with DOXIL® in a Phase 1 clinical study in 2012 as well as continue to develop plans for a potential Phase 3 clinical study in this indication. The size, scope and timing of our investment in comparative Phase 3 clinical studies in platinum resistant/refractory ovarian cancer will depend upon a number of important variables, including our evaluation of the expanded Phase 2 study results, discussions with health authorities and key opinion leaders, evolving regulatory standards and requirements, the estimated cost of these studies, and our prioritization of research and development opportunities. We anticipate our Phase 3 development plans for NKTR-102 to require substantial investment over the next several years.

Our focus on research and clinical development requires substantial investments that continue to increase as we advance each drug candidate through each phase of the development cycle. In addition to advancing our proprietary programs that are currently in clinical development, we are committed to continuing to make significant investments to advance new opportunities from our earlier stage research discovery pipeline. For example, we started a Phase 1 clinical study for NKTR-181 on March 21, 2011 and on September 8, 2011, we initiated a second Phase 1 clinical study for this drug candidate. While we believe that our substantial investment in research and development has the potential to create significant value if one or more of our drug candidates demonstrates positive clinical results and/or receives regulatory approval in one or more major markets, drug research and development is an inherently uncertain process and there is a high risk of failure at every stage prior to approval and the timing and outcome of clinical trial results is extremely difficult to predict. In addition, we continually prioritize our programs. For example, as a result of prioritization of our drug candidate pipeline opportunities, we do not currently intend to advance NKTR-105 (PEGylated docetaxel) into Phase 2 clinical studies. Clinical development successes and failures can have a disproportionate positive or negative impact on our scientific and medical prospects, financial prospects, financial condition, and market value.

Historically, we have entered into a number of license and supply contracts under which we manufactured and supplied our proprietary PEGylation reagents on a cost-plus or fixed price basis. Our current strategy is to manufacture and supply PEGylation reagents to support our proprietary drug candidates or our third party collaborators where we have a strategic development and commercialization relationship or where we derive substantial economic benefit. As a result, whenever possible, we are renegotiating or not seeking renewal of legacy manufacturing supply arrangements that do not include a strategic development or commercialization component. For example, in October 2010, we entered into a supply, dedicated suite and manufacturing guarantee agreement with Amgen Inc. and Amgen Manufacturing, Limited, which has significantly amended economic and other terms in the non-exclusive supply and license agreement we previously entered into with Amgen in 1995. In addition, in December 2010, we entered into an amended manufacturing and supply agreement with Merck (through its acquisition of Schering-Plough Corporation) to provide for transfer to an alternative manufacturer and revised economics for an interim supply arrangement until that transition is completed.

Key Developments and Trends in Liquidity and Capital Resources

On January 24, 2011, we completed a public offering of our common stock with gross proceeds of approximately $220.4 million. As part of the public offering, we incurred approximately $0.6 million in legal and accounting fees, filing fees, and other offering expenses. At September 30, 2011, we had approximately $458.0 million in cash, cash equivalents, and investments in marketable securities and $239.8 million in indebtedness. We have $215.0 million in outstanding convertible subordinated notes due September 2012. We have no material credit facility or other material committed sources of capital. We expect the Phase 3 clinical studies of NKTR-102 to require significant resources as we anticipate bearing a majority or all of the development costs for that drug candidate. We do not currently have sufficient resources to fund our current research and development plans and repay these convertible notes. We are exploring a number of alternatives to provide for the repayment of the convertible notes.

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

Results of Operations

Three Months and Nine Months Ended September 30, 2011 and 2010

Revenue (in thousands, except percentages)

	Three months ended September 30, 2011	Three months ended September 30, 2010	Increase / (Decrease) 2011 vs. 2010	Percentage Increase / (Decrease) 2011 vs. 2010
Product sales and royalties	$10,222	$7,230	$2,992	41%
License, collaboration and other	16,846	30,695	(13,849)	(45)%

Total revenue	$27,068	$37,925	$(10,857)	(29)%

	Nine months ended September 30, 2011	Nine months ended September 30, 2010	Increase / (Decrease) 2011 vs. 2010	Percentage Increase / (Decrease) 2011 vs. 2010
Product sales and royalties	$26,023	$21,968	$4,055	18%
License, collaboration and other	29,675	91,757	(62,082)	(68)%

Total revenue	$55,698	$113,725	$(58,027)	(51)%

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

Product sales and royalties in the three months and nine months ended September 30, 2011 increased compared to the three and nine months ended September 30, 2010 as a result of increased product sales volume and increased royalties. The timing of product shipments is based on the demand and requirements of our collaboration partners and is generally not ratable throughout the year.

License, Collaboration and Other

License, collaboration and other revenue includes amortization of upfront payments and milestone payments received in connection with our license and collaboration agreements and reimbursed research and development expenses. The level of license, collaboration and other revenue depends in part upon the estimated amortization period of the upfront payments, the achievement of milestones, the continuation of existing collaborations, the amount of reimbursed research and development work, and the signing of new collaboration agreements, if any.

For the three months and nine months ended September 30, 2011, the decrease in license, collaboration and other revenue compared to the three months and nine months ended September 30, 2010 is primarily attributable to the complete amortization as of December 31, 2010 of the $125.0 million upfront payment received in 2009 from AstraZeneca in connection with the NKTR-118 and NKTR-119 license agreement. Under our license agreement with AstraZeneca, we recognized $25.3 million and $76.0 million of the $125.0 million upfront payment in the three months and nine months ended September 30, 2010, respectively, compared to nil in the three months and nine months ended September 30, 2011. These decreases were partially offset by a $5.0 million license fee from a new license agreement signed in September 2011 and $4.5 million in development milestone payments received under two existing collaboration agreements and earned in the three months ended September 30, 2011.

Cost of Goods Sold and Product Gross Margin (in thousands, except percentages)

	Three months ended September 30, 2011	Three months ended September 30, 2010	Increase / (Decrease) 2011 vs. 2010	Percentage Increase / (Decrease) 2011 vs. 2010
Cost of goods sold	$5,038	$6,245	$(1,207)	(19)%
Product gross profit	$5,184	$985	$4,199	>100%
Product gross margin	51%	14%

	Nine months ended September 30, 2011	Nine months ended September 30, 2010	Increase / (Decrease) 2011 vs. 2010	Percentage Increase / (Decrease) 2011 vs. 2010
Cost of goods sold	$16,441	$15,430	$1,011	7%
Product gross profit	$9,582	$6,538	$3,044	47%
Product gross margin	37%	30%

For the three months and nine months ended September 30, 2011 compared to the three months and nine months ended September 30, 2010, the increase in product gross profit and product gross margin is primarily attributable to increases in royalties and the different mix of products sold.

As a result of the fixed cost base associated with our manufacturing activities, we expect product gross margin to fluctuate in future periods depending on the level of our manufacturing requirements.

Research and Development Expense (in thousands, except percentages)

	Three months ended September 30, 2011	Three months ended September 30, 2010	Increase / (Decrease) 2011 vs. 2010	Percentage Increase / (Decrease) 2011 vs. 2010
Research and development expense	$31,018	$27,724	$3,294	12%

	Nine months ended September 30, 2011	Nine months ended September 30, 2010	Increase / (Decrease) 2011 vs. 2010	Percentage Increase / (Decrease) 2011 vs. 2010
Research and development expense	$93,464	$76,610	$16,854	22%

Research and development expense consists primarily of personnel costs, including salaries, benefits, and stock-based compensation, clinical study costs, direct costs of outside research, materials and supplies, licenses and fees, and overhead allocations consisting of various support and facilities related costs. Research and development expense is not expected to be ratable over the four quarters of the year, however we expect research and development expense to increase throughout 2011 compared to 2010 as we continue to advance our pipeline of drug candidates, including our plan to advance NKTR-102 into Phase 3 clinical development in metastatic breast cancer by the end of the year.

For the three months and nine months ended September 30, 2011 compared to the three months and nine months ended September 30, 2010, research and development expense increased by approximately $0.9 million and $6.7 million, respectively, due to increased direct research and development program costs and related materials, primarily due to our NKTR-181 single and multiple dose Phase I clinical studies initiated in 2011, by $0.8 million and $3.9 million, respectively, due to increased salaries and employee benefits resulting from increased headcount to support our expanded clinical efforts, and by $1.6 million and $4.9 million, respectively, due to increased support and facilities-related costs, which includes increased non-cash depreciation and rent expenses related to our new facility in San Francisco. The remaining increases to research and development expense in the three months and nine months ended September 30, 2011 compared to the three months and nine months ended September 30, 2010 consist primarily of increases to non-cash stock based compensation and other non-program outside services.

Other than as described in the Overview section above, there have been no material changes to the status of clinical programs in the three and nine months ended September 30, 2011 from the activities discussed in our Annual Report on Form 10-K for the year ended December 31, 2010 on file with the Securities and Exchange Commission.

General and Administrative Expense (in thousands, except percentages)

	Three months ended September 30, 2011	Three months ended September 30, 2010	Increase / (Decrease) 2011 vs. 2010	Percentage Increase / (Decrease) 2011 vs. 2010
General and administrative expense	$12,350	$10,181	$2,169	21%

	Nine months ended September 30, 2011	Nine months ended September 30, 2010	Increase / (Decrease) 2011 vs. 2010	Percentage Increase / (Decrease) 2011 vs. 2010
General and administrative expense	$35,262	$29,401	$5,861	20%

General and administrative expense includes the cost of administrative staffing, business development, marketing, finance and legal. For the three months and nine months ended September 30, 2011 compared to the three months and nine months ended September 30, 2010, general and administrative expense increased by $2.2 million and $2.7 million, respectively, due to a payment obligation related to the settlement of a commercial litigation matter. In addition, during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2011, general and administrative expense increased due to personnel-related costs, support and facilities-related costs, and professional and other administrative costs.

Interest Income and Interest Expense (in thousands, except percentages)

	Three months ended September 30, 2011	Three months ended September 30, 2010	Increase / (Decrease) 2011 vs. 2010	Percentage Increase / (Decrease) 2011 vs. 2010
Interest Income	$622	$369	$253	69%
Interest Expense	$2,543	$2,826	$(283)	(10)%

	Nine months ended September 30, 2011	Nine months ended September 30, 2010	Increase / (Decrease) 2011 vs. 2010	Percentage Increase / (Decrease) 2011 vs. 2010
Interest Income	$1,583	$1,225	$358	29%
Interest Expense	$7,698	$8,686	$(988)	(11)%

The increase in interest income for the three months and nine months ended September 30, 2011 compared to the three months and nine months ended September 30, 2010 is a result of higher average cash and investment balances partially offset by the impact of decreased market interest rates.

The decrease in interest expense for the three months and nine months ended September 30, 2011 compared to the three months and nine months ended September 30, 2010 is primarily attributable to the complete amortization of deferred financing costs during 2010 from our 3.25% convertible subordinated notes due September 2012.

Liquidity and Capital Resources

We have financed our operations primarily through cash from licensing, collaboration and manufacturing agreements and public and private placements of debt and equity securities.

We had cash, cash equivalents and investments in marketable securities of $458.0 million and indebtedness of $239.8 million, including $215.0 million of 3.25% convertible subordinated notes due September 2012, $17.5 million in capital lease obligations, and $7.3 million in other liabilities as of September 30, 2011.

Due to the potential for continued uncertainty in the credit markets in 2011, we may experience reduced liquidity with respect to some of our investments in marketable securities. These investments are generally held to maturity, which is less than two years. However, if the need arose to liquidate such securities before maturity, we may experience losses on liquidation. At September 30, 2011, the average time to maturity of the investments held in our portfolio was approximately eight months and the maturity of any single investment did not exceed twenty-four months. To date we have not experienced any liquidity issues with respect to these securities, but should such issues arise, we may be required to hold some, or all, of these securities until maturity. We believe that, even allowing for potential liquidity issues with respect to these securities, our remaining cash, cash equivalents, and investments will be sufficient to meet our anticipated cash needs for at least the next twelve months. Based on our available cash and our expected operating cash requirements, we do not intend to sell these securities prior to maturity and it is more likely than not that we will not be required to sell these securities before we recover the amortized cost basis. Accordingly, we believe there are no other-than-temporary impairments on these securities and have not recorded any provisions for impairment.

Cash flows from operating activities

Cash flows used in operating activities for the nine months ended September 30, 2011 totaled $71.5 million, which includes $7.0 million for semi-annual interest payments on our convertible subordinated notes, and $89.0 million of other net operating cash uses, partially offset by the receipt of $24.5 million from collaboration agreements, of which $16.5 million was included in accounts receivable at December 31, 2010 resulting from an upfront payment obligation arising from an amendment to one of our manufacturing and supply agreements to extend the supply term and provide for a manufacturing transition. Because of the nature and timing of certain cash receipts and payments, net cash utilization is not expected to be ratable over the four quarters of the year.

Cash flows used in operating activities for the nine months ended September 30, 2010 totaled $76.3 million, which includes $7.0 million for semi-annual interest payments on our convertible subordinated notes and $69.3 million of other net operating cash uses.

We expect cash flows used in operating activities, excluding upfront payments received, if any, will increase throughout the remainder of 2011 compared to the same period in 2010 as a result of increased spending on our research and development programs.

Cash flows from investing activities

We purchased $8.3 million and $22.2 million of property and equipment in the nine months ended September 30, 2011 and 2010, respectively. The decrease in 2011 compared to 2010 is primarily due to the completion of the San Francisco facilities in 2010.

Cash flows from financing activities

On January 24, 2011, we completed a public offering of our common stock with gross proceeds of approximately $220.4 million. As part of the public offering, we incurred approximately $0.6 million in legal and accounting fees, filing fees, and other offering expenses.

We received $4.3 million and $7.1 million, respectively, from issuances of common stock to employees during the nine months ended September 30, 2011 and 2010. Cash used in financing activities was not significant for the nine months ended September 30, 2011 and 2010.

Contractual Obligations

There were no material changes during the nine months ended September 30, 2011 to the summary of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2010 on file with the Securities and Exchange Commission.

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

On January 1, 2011, we adopted on a prospective basis Accounting Standards Update (ASU) 2009-13, which amends the criteria to identify separate units of accounting within Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements” and we also elected to prospectively adopt ASU 2010-17, “Milestone Method of Revenue Recognition.” The adoption of these standards may result in revenue recognition patterns for future agreements and milestones that are materially different from those recognized for our existing multiple-element arrangements and for milestones received prior to adoption. The adoption of the multiple-element arrangement standard did not impact our financial position or results of operations as of and for the three month and nine month periods ended September 30, 2011. However, under the milestone method of revenue recognition, in the three and nine month periods ended September 30, 2011, we recognized $4.5 million from substantive milestones upon achievement in the three months ended September 30, 2011, whereas under our previous milestone revenue recognition policy, we would have recognized approximately $0.4 million during this period.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our market risks at September 30, 2011 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2010 on file with the Securities and Exchange Commission.

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

Changes in Internal Control Over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. However, there was no change in our internal control over financial reporting that occurred in the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Investors in Nektar Therapeutics should carefully consider the risks described below before making an investment decision. The risks described below may not be the only ones relating to our company. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010. Additional risks that we currently believe are immaterial may also impair our business operations. Our business, results of operations, financial condition, cash flows and future prospects and the trading price of our common stock and our abilities to repay our convertible notes could be harmed as a result of any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2010, including our consolidated financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission (SEC).

Risks Related to Our Business

Drug development is a long and inherently uncertain process with a high risk of failure at every stage of development.

We have a number of proprietary product candidates and partnered product candidates in research and development ranging from the early discovery research phase through preclinical testing and clinical trials. Preclinical testing and clinical trials are long, expensive and highly uncertain processes. It will take us, or our collaborative partners, several years to complete clinical trials. The start or end of clinical trials may be delayed or halted due to regulatory delays, manufacturing challenges, required clinical trial administrative actions (e.g., clinical research organization contracting matters, institutional review board approvals at study sites etc.), slower than anticipated patient enrollment, changing standards of care, availability or prevalence of use of a comparator drug or required prior therapy, clinical outcomes (e.g. adverse safety events), or financial constraints.

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

A number of companies in the pharmaceutical and biotechnology industries have suffered significant unforeseen setbacks in later stage clinical trials (i.e., Phase 2 or Phase 3 trials) due to factors such as inconclusive efficacy results and adverse medical events, even after achieving positive results in earlier trials that were satisfactory both to them and to reviewing regulatory agencies. Although we announced positive Phase 2 clinical results for NKTR-118 in 2009, there are still substantial risks and uncertainties associated with the outcomes of Phase 3 clinical trials and the regulatory review process even following our partnership with AstraZeneca. While NKTR-102 continues in Phase 2 clinical development for multiple cancer indications, it is possible this product candidate could fail in one or all of the cancer indications in which it is currently being studied due to efficacy, safety or other commercial or regulatory factors. In 2010 and in the first half of 2011, we have announced preliminary positive results from our Phase 2 trials for NKTR-102 in ovarian and breast cancer. These results were based on preliminary data only, and such results could change based on final audit and verification procedures. In addition, the preliminary results from the NKTR-102 clinical studies for ovarian and breast cancer are not necessarily indicative or predictive of the future results from the completed ovarian or breast cancer trials, anticipated Phase 3 trials in these indications or clinical trials in the other cancer indications for which we are studying NKTR-102. There remains a significant uncertainty as to the success or failure of NKTR-102 and whether this drug candidate will eventually receive regulatory approval or be a commercial success even if approved by one or more health authorities in any of the cancer indications for which it is being studied. The risk of failure is increased for our product candidates that are based on new technologies, such as the application of our advanced polymer conjugate technology to small molecules, including NKTR-118, NKTR-119, NKTR-102, NKTR-181 and other drug candidates currently in the discovery research or preclinical development phases.

The results from the expanded Phase 2 clinical trial for NKTR-102 in women with platinum-resistant/refractory ovarian cancer are unlikely to result in a review or an approval of an NDA by the United States Food and Drug Administration (FDA), and the future results from this trial are difficult to predict.

In 2010, we expanded the NKTR-102 Phase 2 study by 50 patients in women with platinum-resistant/refractory ovarian cancer with the potential for us to consider an early NDA submission after we evaluate these expanded study results. On March 1, 2011, we announced that we intended to further expand this Phase 2 study by up to an additional 60 patients. Acceptance and approval of an NDA by the FDA almost always requires the sponsor to conduct comparative Phase 3 clinical studies prior to acceptance for review or approval of an NDA. As a result, acceptance for review or approval of an accelerated NDA submitted to the FDA based on overall response rate from our single-arm Phase 2 study in platinum-resistant/refractory ovarian cancer would be unusual and is highly unlikely and therefore we are not expecting the FDA to accept or approve an accelerated NDA based on our Phase 2 clinical study in platinum resistant/refractory ovarian cancer. The FDA has significant discretion to determine what constitutes a high unmet medical need, what therapies should be considered available to patients regardless of which therapies are approved or typically used in a particular setting, the relevance of certain efficacy end points (e.g. overall response rate, progression free survival, overall survival), and the number of patients required to be studied to demonstrate sufficient therapeutic benefit and safety profile. One or more of such judgments and determinations by the FDA could impair Nektar’s ability to submit an accelerated NDA for platinum resistant/refractory ovarian cancer patients, and even if submitted, whether the FDA would accept it for review and/or approve the NDA.

Further, this expansion of our Phase 2 study in platinum resistant/refractory ovarian cancer will necessarily change the final efficacy (e.g., overall response rates, progression-free survival, overall survival) and safety (i.e., frequency and severity of serious adverse events) results, and, accordingly, the final results in this study remain subject to substantial change and could be materially and adversely different from previously announced results. If the clinical studies for NKTR-102 in women with platinum-resistant/refractory ovarian cancer are not successful, it could significantly harm our business, results of operations and financial condition.

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

We have $215.0 million in outstanding convertible subordinated notes due September 2012. We do not have sufficient resources to fund the development of the drug candidates in our current research and development pipeline, complete late stage clinical development of NKTR-102 and repay these convertible notes. We have no material credit facility or other material committed sources of capital. We expect the Phase 3 clinical trials of NKTR-102 to require particularly significant resources because we anticipate bearing a majority or all of the development costs for that drug candidate. We are exploring a number of alternatives to provide for the repayment of the notes. Despite these efforts, we may be unable to find a commercially acceptable alternative or any alternative to repaying the notes by September 2012. Our future capital requirements will depend upon numerous factors, including:

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

Although we believe that our cash, cash equivalents and investments in marketable securities of $458.0 million as of September 30, 2011 will be sufficient to meet our liquidity requirements through at least the next 12 months, we will likely need to restructure our notes or obtain additional funds through one or more financing, strategic or collaboration partnership transactions. If adequate funds are not available or are not available on acceptable terms when we need them, we may need to delay or reduce one or more of our programs in research and development including one or more ongoing or planned clinical trials for NKTR-102.

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

If we or our partners do not obtain regulatory approval for our drug candidates on a timely basis, or at all, or if the terms of any approval impose significant restrictions or limitations on use, our business, results of operations and financial condition will be negatively affected.

We or our partners may not obtain regulatory approval for drug candidates on a timely basis, or at all, or the terms of any approval (which in some countries includes pricing approval) may impose significant restrictions or limitations on use. Product candidates must undergo rigorous animal and human testing and an extensive FDA mandated or equivalent foreign authorities’ review process for safety and efficacy. This process generally takes a number of years and requires the expenditure of substantial resources. The time required for completing testing and obtaining approvals is uncertain, and the FDA and other U.S. and foreign regulatory agencies have substantial discretion, at any phase of development, to terminate clinical trials, require additional clinical development or other testing, delay or withhold registration and marketing approval and mandate product withdrawals, including recalls. In addition, undesirable side effects caused by our drug candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restricted label or the delay or denial of regulatory approval by regulatory authorities.

Even if we or our partners receive regulatory approval of a product, the approval may limit the indicated uses for which the drug may be marketed. Our partnered drugs that have obtained regulatory approval, and the manufacturing processes for these products, are subject to continued review and periodic inspections by the FDA and other regulatory authorities. Discovery from such review and inspection of previously unknown problems may result in restrictions on marketed products or on us, including withdrawal or recall of such products from the market, suspension of related manufacturing operations or a more restricted label. The failure to obtain timely regulatory approval of product candidates, any product marketing limitations or a product withdrawal would negatively impact our business, results of operations and financial condition.

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

•

royalties on end product sales based on a number of complex variables, including net sales calculations, geography, scope of patent claim coverage, patent life, generic competitors, and other factors; and

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

For the year ended December 31, 2010 and the nine months ended September 30, 2011, we reported net losses of $37.9 million and $96.5 million, respectively. If and when we achieve profitability depends upon a number of factors, including the timing and recognition of milestone payments and royalties received, the timing of revenue under our collaboration agreements, the amount of investments we make in our proprietary product candidates and the regulatory approval and market success of our product candidates. We may not be able to achieve and sustain profitability.

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

If we do not generate sufficient cash through raising additional capital, we may be unable to meet our substantial debt obligations and continue our substantial investment in research and development.

As of September 30, 2011, we had cash, cash equivalents, and investments in marketable securities valued at approximately $458.0 million and indebtedness of approximately $239.8 million, including approximately $215.0 million in convertible subordinated notes due September 2012, $17.5 million in capital lease obligations, and $7.3 million of other liabilities.

Our substantial indebtedness has and will continue to impact us by:

•	making it more difficult to obtain additional financing;

•	constraining our ability to react quickly in an unfavorable economic climate;

•	constraining our stock price; and

•	constraining our ability to invest in our research and development programs.

Currently, we are not generating positive cash flow. If we are unable to satisfy our debt service requirements, substantial liquidity problems could result. In relation to our convertible notes, since the market price of our common stock is significantly below the conversion price, the holders of our outstanding convertible notes are unlikely to convert the notes to common stock in accordance with the existing terms of the notes. If we do not generate sufficient cash from operations to repay principal or interest on our remaining convertible notes, or satisfy any of our other debt obligations, when due, we may have to raise additional funds through one or more financing, strategic, or collaboration partnership transactions. Any such financing or restructuring may not be available to us on commercially acceptable terms, if at all.

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

Our PEGylation and advanced polymer conjugate chemistry platforms and our partnered and proprietary products and product candidates compete with various pharmaceutical and biotechnology companies. Competitors of our PEGylation and polymer conjugate chemistry technologies include Dr. Reddy’s Laboratories Ltd., Enzon Pharmaceuticals, Inc., SunBio Corporation, Mountain View Pharmaceuticals, Inc., Novo Nordisk A/S (formerly assets held by Neose Technologies, Inc.), and NOF Corporation. Several other chemical, biotechnology and pharmaceutical companies may also be developing PEGylation technologies or technologies that have similar impact on target drug molecules. Some of these companies license or provide the technology to other companies, while others are developing the technology for internal use.

There are several competitors for our proprietary product candidates currently in development. For Amikacin Inhale, the current standard of care includes several approved intravenous antibiotics for the treatment of either hospital-acquired pneumonia or ventilator-associated pneumonia in patients on mechanical ventilators. For NKTR-118 (oral PEGylated naloxol), there are currently several alternative therapies used to address opioid-induced constipation (OIC) and opioid-induced bowel dysfunction (OBD), including subcutaneous Relistor® (methylnaltrexone bromide) and oral and rectal over-the-counter laxatives and stool softeners such as docusate sodium, senna and milk of magnesia. In addition, there are a number of companies developing potential products which are in various stages of clinical development and are being evaluated for the treatment of OIC and OBD in different patient populations, including Adolor Corporation, Progenics Pharmaceuticals, Inc. in collaboration with Salix Pharmaceuticals, Ltd., Mundipharma Int. Limited, Sucampo Pharmaceuticals, Alkermes, Inc. and Takeda Pharmaceutical Company Limited. For NKTR-102 (topoisomerase I inhibitor-polymer conjugate), there are a number of chemotherapies and cancer therapies approved today and in various stages of clinical development for ovarian and breast cancers including but not limited to: Avastin® (bevacizumab), Camptosar® (irinotecan), Doxil® (doxorubicin HCl), Ellence® (epirubicin), Gemzar® (gemcitabine), Herceptin® (trastuzumab), Hycamtin® (topotecan), Iniparib, Paraplatin® (carboplatin), and Taxol® (paclitaxel). Major pharmaceutical or biotechnology companies with approved drugs or drugs in development for these cancers include Bristol-Meyers Squibb, Eli Lilly & Co., Roche, GlaxoSmithKline plc, Johnson and Johnson, Pfizer, Inc., Sanofi Aventis, and many others. There are approved therapies for the treatment of colorectal cancer, including Eloxatin® (oxaliplatin), Camptosar® (irinotecan), Avastin® (bevacizumab), Erbitux® (cetuximab), Vectibix® (panitumumab), Xeloda® (capecitabine), Adrucil® (fluorouracil), and Wellcovorin ® (leucovorin). In addition, there are a number of drugs in various stages of preclinical and clinical development from companies exploring cancer therapies or improved chemotherapeutic agents to potentially treat colorectal cancer, including, but not limited to, products in development from Bristol-Myers Squibb Company, Pfizer, Inc., GlaxoSmithKline plc, Antigenics, Inc., F. Hoffmann-La Roche Ltd, Novartis AG, Cell Therapeutics, Inc., Neopharm Inc., Meditech Research Ltd, Alchemia Limited, Enzon Pharmaceuticals, Inc. and others.

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

Third-party claims involving proprietary rights or other matters could also result in the award of substantial damages to be paid by us or a settlement resulting in significant payments to be made by us. For instance, a settlement might require us to enter a license agreement under which we pay substantial royalties or other compensation to a third party, diminishing our future economic returns from the related product. In October 2011, we entered into a settlement related to a trade secret and breach of contract litigation where we agreed to make an upfront payment of $2.7 million and a future contingent payment of $3.0 million if a certain drug candidate receives FDA approval. In 2006, we entered into a litigation settlement related to an intellectual property dispute with the University of Alabama in Huntsville pursuant to which we paid $11.0 million and agreed to pay an additional $10.0 million in equal $1.0 million installments over ten years ending with the last payment due on July 1, 2016. We cannot predict with certainty the eventual outcome of any pending or future litigation. Costs associated with such litigation, substantial damage claims, indemnification claims or royalties paid for licenses from third parties could have a material adverse effect on our business, results of operations and financial condition.

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

Our stock price is volatile. During the quarter ended September 30, 2011, based on closing bid prices on The NASDAQ Global Select Market, our stock price ranged from $4.85 to $7.65 per share. We expect our stock price to remain volatile. In addition, as our convertible notes are convertible into shares of our common stock, volatility or depressed prices of our common stock could have a similar effect on the trading price of our notes. Also, interest rate fluctuations can affect the price of our convertible notes. A variety of factors may have a significant effect on the market price of our common stock or notes, including:

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

None, including no purchases of any class of our equity securities by us or any affiliate pursuant to any publicly announced repurchase plan in the three months ended September 30, 2011.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Except as so indicated in Exhibits 32.1 and 101, the following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Documents

31.1(1)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(1)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1(1)*	Section 1350 Certifications.

101**	The following materials from Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL(Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

(1)	Filed herewith.
*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as otherwise stated in such filing.
**	Exhibit 101 is being furnished and, in accordance with Rule 406T of Regulation S-T, shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/S/ JOHN NICHOLSON
John Nicholson
Senior Vice President and Chief Financial Officer
Date: November 3, 2011

By:	/S/ JILLIAN B. THOMSEN
Jillian B. Thomsen
Senior Vice President, Finance and Chief Accounting Officer
Date: November 3, 2011

EXHIBIT INDEX

Except as so indicated in Exhibits 32.1 and 101, the following exhibits are filed as part of, or incorporated by reference in, this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Documents

31.1(1)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(1)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1(1)*	Section 1350 Certifications.

101**	The following materials from Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

(1)	Filed herewith.
*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as otherwise stated in such filing.
**	Exhibit 101 is being furnished and, in accordance with Rule 406T of Regulation S-T, shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act.