Form 10-Q
period 2012-03-31
NEKTAR THERAPEUTICS
filed 2012-05-04
CIK 906709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 114,611,326 on April 27, 2012.

NEKTAR THERAPEUTICS

Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of this quarterly report on Form 10-Q, including any projections of earnings, revenue or other financial items, any statements of the plans and objectives of management for future operations (including, but not limited to, pre-clinical development, clinical trials and manufacturing), statements related to potential capital raising activities, any statements concerning proposed drug candidates or other new products or services, any statements regarding future economic conditions or performance, any statements regarding the success of our collaboration arrangements, any statements regarding our plans and objectives to initiate Phase 3 clinical trials, and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, such expectations or any of the forward-looking statements may prove to be incorrect and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, but not limited to, the risk factors set forth in Part II, Item 1A “Risk Factors” below and for the reasons described elsewhere in this quarterly report on Form 10-Q. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof and we do not intend to update any forward-looking statements except as required by law or applicable regulations. Except where the context otherwise requires, in this quarterly report on Form 10-Q, the “Company,” “Nektar,” “we,” “us,” and “our” refer to Nektar Therapeutics, a Delaware corporation, and, where appropriate, its subsidiaries.

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

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$148,485	$15,312
Short-term investments	233,624	225,856
Accounts receivable	10,803	4,938
Inventory	14,108	12,656
Other current assets	13,634	17,944

Total current assets	420,654	276,706
Long-term investments	116,732	173,768
Property and equipment, net	75,557	78,576
Goodwill	76,501	76,501
Other assets	5,345	999

Total assets	$694,789	$606,550

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,761	$3,019
Accrued compensation	8,187	12,807
Accrued expenses	7,759	6,669
Accrued clinical trial expenses	12,726	11,953
Deferred revenue, current portion	20,007	19,643
Convertible subordinated notes	214,955	214,955
Other current liabilities	5,358	6,486

Total current liabilities	270,753	275,532
Capital lease obligations, less current portion	13,890	14,582
Liability related to sale of future royalties	125,785	—
Deferred revenue, less current portion	111,050	108,188
Other long-term liabilities	10,824	10,437

Total liabilities	532,302	408,739
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 10,000 shares authorized, $0.0001 par value; 3,100 shares designated Series A and no shares issued or outstanding at December 31, 2011; no shares authorized, issued or outstanding at March 31, 2012	—	—
Common stock, $0.0001 par value; 300,000 authorized; 114,591 shares and 114,485 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	11	11
Capital in excess of par value	1,602,141	1,597,428
Accumulated other comprehensive loss	(43)	(1,103)
Accumulated deficit	(1,439,622)	(1,398,525)

Total stockholders’ equity	162,487	197,811

Total liabilities and stockholders’ equity	$694,789	$606,550

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

(Unaudited)

	Three months ended March 31,
	2012	2011
Revenue:

Product sales and royalties	$10,122	$4,793
License, collaboration and other	7,827	6,506

Total revenue	17,949	11,299
Operating costs and expenses:
Cost of goods sold	8,707	3,263
Research and development	35,085	30,176
General and administrative	10,414	11,727
Impairment of long-lived assets	1,675	—

Total operating costs and expenses	55,881	45,166

Loss from operations	(37,932)	(33,867)
Non-operating income (expense):
Interest income	632	432
Interest expense	(4,333)	(2,585)
Other income, net	660	134

Total non-operating expense	(3,041)	(2,019)

Loss before provision for income taxes	(40,973)	(35,886)
Provision for income taxes	124	148

Net loss	$(41,097)	$(36,034)

Basic and diluted net loss per share	$(0.36)	$(0.33)

Weighted average shares outstanding used in computing basic and diluted net loss per share	114,531	108,677

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2012	2011
Comprehensive loss	$(40,037)	$(36,184)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(41,097)	$(36,034)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense on liability related to sale of future royalties	1,815	—
Stock-based compensation	4,234	4,802
Depreciation and amortization	3,480	3,856
Impairment of long-lived assets	1,675	—
Other non-cash transactions	295	309
Changes in operating assets and liabilities:
Accounts receivable	(5,865)	22,942
Inventory	(1,452)	(4,446)
Other assets	4,305	(1,199)
Accounts payable	(1,290)	(2,895)
Accrued compensation	(4,620)	(1,572)
Accrued expenses	1,094	1,961
Accrued clinical trial expenses	773	1,505
Deferred revenue	3,226	(2,555)
Other liabilities	(1,191)	(1,544)

Net cash used in operating activities	(34,618)	(14,870)

Cash flows from investing activities:
Purchases of investments	(102,023)	(372,723)
Maturities of investments	151,964	113,235
Sales of investments	—	61,368
Purchases of property and equipment	(1,516)	(3,765)

Net cash provided by (used in) investing activities	48,425	(201,885)

Cash flows from financing activities:
Payments of capital lease obligations	(566)	(459)
Proceeds from sale of future royalties, net of transaction costs	119,589	—
Issuance of common stock, net of issuance costs	479	221,958

Net cash provided by financing activities	119,502	221,499

Effect of exchange rates on cash and cash equivalents	(136)	(14)

Net increase in cash and cash equivalents	133,173	4,730
Cash and cash equivalents at beginning of period	15,312	17,755

Cash and cash equivalents at end of period	$148,485	$22,485

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

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

Our research and development activities have required significant resources to date and are expected to continue to require significant resources. As a result, we expect to continue to incur substantial losses and negative cash flows from operations in the future. Historically, we have financed our operations primarily through cash from licensing, collaboration and manufacturing agreements and debt and equity financings. At March 31, 2012, we had approximately $498.8 million in cash, cash equivalents, and investments in marketable securities and $240.0 million in indebtedness, including $215.0 million in outstanding convertible subordinated notes due September 28, 2012. Although we believe that we have sufficient resources to provide for the repayment of the convertible notes, we continue to explore a number of alternatives to provide additional resources prior to the repayment of the convertible notes.

Basis of Presentation and Principles of Consolidation

Our consolidated financial statements include the financial position, results of operations and cash flows of our wholly-owned subsidiaries: Nektar Therapeutics (India) Private Limited (Nektar India) and Nektar Therapeutics UK Limited. All intercompany accounts and transactions have been eliminated in consolidation.

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

Our Condensed Consolidated Financial Statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting our consolidated financial results. Translation gains and losses are included in accumulated other comprehensive loss in the stockholders’ equity section of the Condensed Consolidated Balance Sheets. To date, such cumulative currency translation adjustments have not been material to our consolidated financial position.

On January 1, 2012, we were required to adopt new accounting guidance related to the presentation of comprehensive income that prohibits the presentation of other comprehensive income (OCI) in the statement of stockholders’ equity and instead, provides the option of presenting OCI in a continuous statement of comprehensive income or as two separate consecutive statements. Our comprehensive loss consists of our net loss plus our foreign currency translation gains and losses and unrealized holding gains and losses on available-for-sale securities, neither of which were significant during the three months ended March 31, 2012 and 2011. For our interim quarterly reporting period ended March 31, 2012, we elected to present OCI in two separate consecutive statements. This change had no impact on our financial position or results of operations.

The accompanying Condensed Consolidated Financial Statements are unaudited. The Condensed Consolidated Balance Sheet data as of December 31, 2011 was derived from the audited consolidated financial statements which are included in our Annual Report on Form 10-K filed with the SEC on February 29, 2012. The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes to those financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Revenue, expenses, assets, and liabilities can vary during each quarter of the year. The results and trends in these interim Condensed Consolidated Financial Statements may not be indicative of the results to be expected for the full year or any other periods.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. On an ongoing basis, we evaluate our estimates, including those related to deferred revenue recognition periods, inventories, the impairment of investments, the impairment of goodwill and long-lived assets, contingencies, estimated interest expense from our liability related to sale of future royalties, stock-based compensation, and litigation, among other estimates. We base our estimates on historical experience and on other assumptions that management believes are reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities when these values are not readily apparent from other sources.

Reclassifications

Certain items previously reported in specific financial statement captions have been reclassified to conform to the current period presentation. Such reclassifications do not impact previously reported revenue, operating loss or net loss or total assets, liabilities or stockholders’ equity.

Segment Information

We operate in one business segment which focuses on applying our technology platforms to improve the performance of established and novel drug candidates. We operate in one segment because our business offerings have similar economics and other characteristics, including the nature of products and manufacturing processes, types of customers, distribution methods and regulatory environment. We are comprehensively managed as one business segment by our Chief Executive Officer and his management team.

Significant Concentrations

Our customers are primarily pharmaceutical and biotechnology companies that are located in the U.S. and Europe. Our accounts receivable balance contains billed and unbilled trade receivables from product sales and royalties, as well as time and materials based billings from collaborative research and development agreements. We provide for an allowance for doubtful accounts by reserving for specifically identified doubtful accounts. We generally do not require collateral from our customers. We perform a regular review of our customers’ payment histories and associated credit risk. We have not experienced significant credit losses from our accounts receivable and have recorded no allowance for doubtful accounts at either March 31, 2012 or December 31, 2011.

We are dependent on our suppliers and contract manufacturers to provide raw materials, drugs and devices of appropriate quality and reliability and to meet applicable contract and regulatory requirements. In certain cases, we rely on single sources of supply of one or more critical materials. Consequently, in the event that supplies are delayed or interrupted for any reason, our ability to develop and produce our products could be impaired, which could have a material adverse effect on our business, financial condition and results of operations.

Revenue

We enter into arrangements with pharmaceutical and biotechnology partners that may involve multiple deliverables. Our arrangements may contain one or more of the following elements: upfront fees, contract research and development, milestone payments, manufacturing and supply payments, royalties, and license fees. Each deliverable in the arrangement is evaluated to determine whether it meets the criteria to be accounted for as a separate unit of accounting or whether it should be combined with other deliverables. Revenue is recognized separately for each element.

On January 1, 2011, we adopted on a prospective basis Accounting Standards Update (ASU) 2009-13, which amends the criteria to identify separate units of accounting within Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements.” Under this guidance, at the inception of each new multiple-element arrangement or the material modification of an existing multiple-element arrangement, we allocate arrangement consideration to all units of accounting based on the relative selling price method, generally based on our best estimate of selling price (ESP). The objective of ESP is to determine the price at which we would transact a sale if the product or service was sold on a stand-alone basis. We determine ESP for the elements in our collaboration arrangements by considering multiple factors including, but not limited to, technical complexity of the performance obligation and similarity of elements to those performed under previous arrangements. Since we apply significant judgment in arriving at the ESPs, any material change in our estimates would significantly affect the allocation of the total consideration to the different elements of a multiple element arrangement.

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

License, collaboration and other

Upfront fees received for ongoing obligations, such as manufacturing and supply obligations, under our license and collaborative agreements are recognized ratably over our expected performance period under each respective arrangement. We make our best estimate of the period over which we expect to fulfill our performance obligations, which may include technology transfer assistance, research activities, clinical development activities, and manufacturing activities from development through the commercialization of the product. Given the uncertainties of these collaborative arrangements, significant judgment is required to determine the duration of the performance period.

On January 1, 2011, we elected to prospectively adopt ASU 2010-17, “Milestone Method of Revenue Recognition”. Under the milestone method, contingent consideration received from the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved, which we believe is more consistent with the substance of our performance under our various license and collaboration agreements. A milestone is defined as an event (i) that can only be achieved based in whole or in part either on the entity’s performance or on the occurrence of a specific outcome resulting from the entity’s performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved, and (iii) that would result in additional payments being due to the entity. A milestone is substantive if the consideration earned from the achievement of the milestone is consistent with our performance required to achieve the milestone or the increase in value to the collaboration resulting from our performance, relates solely to our past performance, and is reasonable relative to all of the other deliverables and payments within the arrangement.

Our license and collaboration agreements with our partners provide for payments to us upon the achievement of development milestones, such as the completion of clinical trials or regulatory submissions and approvals for drug candidates. Given the challenges inherent in developing and obtaining approval for drug products, there was substantial uncertainty whether any such milestones would be achieved at the time these licensing and collaboration agreements were entered into. In addition, we evaluated whether the development milestones met the remaining criteria to be considered substantive. As a result of our analysis, we consider our development milestones to be substantive and, accordingly, we expect to recognize as revenue future payments received from such milestones as each milestone is achieved.

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

For the three months ended March 31, 2012 and 2011, we recorded an income tax provision for our Nektar India operations at an effective tax rate of approximately 33%. The U.S. Federal deferred tax assets generated from our net operating losses have been fully reserved as we believe it is not more likely than not that the benefit will be realized.

Note 2 — Cash, Cash Equivalents, and Available-For-Sale Investments

Cash, cash equivalents, and available-for-sale investments are as follows (in thousands):

	Estimated Fair Value at
	March 31, 2012	December 31, 2011
Cash and cash equivalents	$148,485	$15,312
Short-term investments	233,624	225,856
Long-term investments	116,732	173,768

Total cash, cash equivalents, and available-for-sale investments	$498,841	$414,936

Our portfolio of cash, cash equivalents, and available-for-sale investments includes (in thousands):

	Estimated Fair Value at
	March 31, 2012	December 31, 2011
Corporate notes and bonds	$310,389	$344,427
U.S. corporate commercial paper	24,456	9,464
Obligations of U.S. government agencies	14,003	44,230
Obligations of U.S. states and municipalities	1,508	1,503
Cash and money market funds	148,485	15,312

Total cash, cash equivalents, and available-for-sale investments	$498,841	$414,936

The following table summarizes our portfolio of available-for-sale investments reported as short-term and long-term investments by contractual maturity (in thousands):

	Estimated Fair Value at
	March 31, 2012	December 31, 2011
Less than one year	$233,624	$213,386
Greater than one year but less than two years	116,732	186,238

Total available-for-sale investments	$350,356	$399,624

We invest in liquid, high quality debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in securities with maturities of two years or less and maintain a weighted average maturity of one year or less. Investments in securities with remaining maturities of less than one year, or where our intent is to use the investments to fund current operations, or to make them available for current operations, are classified as short-term investments.

Gross unrealized gains and losses were not significant at March 31, 2012 and December 31, 2011.

During the three month periods ended March 31, 2012 and 2011, we sold available-for-sale securities totaling nil and $61.4 million, respectively, and realized gains and losses were not significant in any of those periods. The cost of securities sold is based on the specific identification method.

We use a market approach to value our Level 2 investments as described in the table below. The disclosed fair value related to our investments is based primarily on the reported fair values in our period-end brokerage statements, which are based on market prices from a variety of industry standard data providers. We independently validate these fair values using available market quotes and other information. During the three month periods ended March 31, 2012 and 2011, there were no transfers between Level 1 and Level 2 of the fair value hierarchy.

The following table represents the fair value hierarchy for our financial assets measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 (in thousands):

As of March 31, 2012:	Level 1	Level 2	Level 3	Total
Money market funds	$147,515	$—	$—	$147,515
U.S. corporate commercial paper	—	24,456	—	24,456
Corporate notes and bonds	—	310,389	—	310,389
Obligations of U.S. government agencies	—	14,003	—	14,003
Obligations of U.S. states and municipalities	—	1,508	—	1,508

Cash equivalents and available-for-sale investments	$147,515	$350,356	$—	$497,871
Cash				970

Cash, cash equivalents, and available-for-sale investments				$498,841

As of December 31, 2011:	Level 1	Level 2	Level 3	Total
Money market funds	$13,950	$—	$—	$13,950
U.S. corporate commercial paper	—	9,464	—	9,464
Corporate notes and bonds	—	344,427	—	344,427
Obligations of U.S. government agencies	—	44,230	—	44,230
Obligations of U.S. states and municipalities	—	1,503	—	1,503

Cash equivalents and available-for-sale investments	$13,950	$399,624	$—	$413,574
Cash				1,362

Cash, cash equivalents, and available-for-sale investments				$414,936

Level 1 —	Quoted prices in active markets for identical assets or liabilities.

Level 2 —	Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 —	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Note 3 — Inventory

Inventory consists of the following (in thousands):

	March 31, 2012	December 31, 2011
Raw materials	$10,833	$9,754
Work-in-process	2,894	1,219
Finished goods	381	1,683

Total	$14,108	$12,656

Inventory is generally manufactured upon receipt of firm purchase orders from our collaboration partners. Inventory includes direct materials, direct labor, and manufacturing overhead and is determined on a first-in, first-out basis. Inventory is stated at the lower of cost or market and is net of reserves determined using specific identification plus an estimated reserve for potential defective or excess inventory based on historical experience or projected usage.

Note 4 — Liability related to sale of future royalties

On February 24, 2012, we entered into a Purchase and Sale Agreement (Purchase and Sale Agreement) with RPI Finance Trust (RPI), an affiliate of Royalty Pharma, pursuant to which, on February 24, 2012, we sold, and RPI purchased, our right to receive royalty payments (the Royalty Entitlement) arising in respect of worldwide net sales, from and after January 1, 2012, of (a) CIMZIA®, under Nektar’s license, manufacturing and supply agreement with UCB Pharma (UCB), and (b) MIRCERA®, under Nektar’s license, manufacturing and supply agreement with Roche. We received an aggregate cash purchase price for the Royalty Entitlement of $124.0 million. As part of this sale, we incurred approximately $4.4 million in transaction costs. As is further described below, although we sold all of our rights to receive royalties from CIMZIA® and MIRCERA® products, we will continue to account for these royalties as revenue and have recorded the $124.0 million in proceeds from this transaction as a liability as a result of our ongoing manufacturing and supply obligations related to the generation of these royalties.

Pursuant to the Purchase and Sale Agreement, we are required to pay to RPI (a) $3.0 million if certain worldwide net sales thresholds of MIRCERA® for the 12 month period ending on December 31, 2012 are not achieved and (b) up to an additional $7.0 million if certain worldwide net sales thresholds of MIRCERA® for the 12 month period ending on December 31, 2013 are not achieved. The Purchase and Sale Agreement grants RPI the right to receive certain reports and other information relating to the Royalty Entitlement and contains other representations and warranties, covenants and indemnification obligations that are customary for a transaction of this nature. In particular, if we breach our obligations under the Purchase and Sale Agreement, we could be required to pay damages to RPI that are not limited to the purchase price we received in the sale transaction.

Except as described above, RPI is entitled only to the future royalty payments arising from sales of CIMZIA® and MIRCERA®, pursuant to our agreements with UCB and Roche. However, we have determined that we have significant continuing involvement in the generation of these future royalty payments through our ongoing manufacturing and supply obligations. As a result, we recorded the $124.0 million as a long-term liability (Royalty Obligation) on our condensed consolidated balance sheet that will be amortized using the interest method over the estimated life of the Purchase and Sale Agreement. We believe the $124.0 million carrying amount of the Royalty Obligation is consistent with its fair value at March 31, 2012. The model used to estimate the fair value of the rights sold to RPI requires us to make estimates regarding, among other things, the assumptions market participants would make regarding the timing, probability and amount of future royalties, as well as the appropriate financial discount rates. We consider the assumptions and estimates used in the analysis to fall within Level 3 of the fair value hierarchy.

As a result of this liability accounting, even though the royalties from UCB and Roche will be remitted directly to RPI starting in the second quarter of 2012 for royalties arising from product sales in the first quarter of 2012, we will continue to record revenue for these royalties. During the three months ended March 31, 2012 and 2011, we recognized $2.7 million and $1.8 million, respectively, in aggregate royalties from net sales of CIMZIA® and MIRCERA®.

As royalties are remitted to RPI from Roche and UCB, the balance of the Royalty Obligation will be effectively repaid over the life of the agreement. Based on the estimated amount of future royalty payments to be received by RPI and any payments we are required to make to RPI as noted above, if any, over the life of the arrangement less the $124.0 million proceeds we received, as of March 31, 2012, our estimate of the interest rate under the agreement is approximately 17%. We will periodically assess the royalty payments to RPI from UCB and Roche and to the extent such payments are greater or less than our initial estimates, or the timing of such payments is materially different than our original estimates, we will adjust the amortization of the Royalty Obligation. There are a number of factors that could affect the amount and timing of royalty payments from CIMZIA® and MIRCERA®, most of which are not within our control. Such factors include, but are not limited to, changing standards of care, the introduction of competing products, manufacturing or other delays, biosimilar competition, intellectual property matters, adverse events that result in governmental health authority imposed restrictions on the use of the drug products, and other events or circumstances that result in reduced royalty payments from CIMZIA® and MIRCERA®, all of which would result in a reduction of interest expense over the life of the Royalty Obligation. Conversely, if sales of CIMZIA® and MIRCERA® are more than expected, interest expense would also be greater over the term of the Royalty Obligation.

The following table shows the activity within the liability account:

Three months ended March 31, 2012
Beginning balance	$—
Proceeds from sale of future royalties	124,000
Non-cash interest expense	1,785
CIMZIA® and MIRCERA® royalties remitted to RPI	—

Ending balance	$125,785

Note 5 — Commitments and Contingencies

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

On November 18, 2009, the Research Foundation of the State University of New York (SUNY) filed an action against Nektar in the United States District Court for the Northern District of New York. SUNY seeks to recover amounts it alleges it is owed pursuant to a technology licensing contract between Nektar and SUNY. We dispute SUNY’s claims. Discovery in the matter is continuing and a “trial ready” date has been set for September 1, 2012. We believe that SUNY’s claims are without merit. No reasonable estimate of the possible loss or range of loss can be made at this time and no liabilities have been recorded for this matter on our Consolidated Balance Sheets as of March 31, 2012 or December 31, 2011.

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

As part of our pulmonary asset sale to Novartis that was effective as of December 31, 2008, we and Novartis made representations and warranties and entered into certain covenants and ancillary agreements which are supported by an indemnity obligation. As part of the sale of our royalty interest in the CIMZIA® and MIRCERA® products, we and RPI made representations and warranties and entered into certain covenants and ancillary agreements which are supported by an indemnity obligation. In the event it were determined that we breached certain of the representations and warranties or covenants and agreements made by us in any such commercial agreement, we could incur an indemnification liability depending on the timing, nature, and amount of any such claims.

To date we have not incurred costs to defend lawsuits or settle claims related to these indemnification obligations. If any of our indemnification obligations is triggered, we may incur substantial liabilities. Because the obligated amount under these agreements is not explicitly stated, the overall maximum amount of any such obligations cannot be reasonably estimated. No liabilities have been recorded for these obligations on our Condensed Consolidated Balance Sheets at either March 31, 2012 or December 31, 2011.

Note 6 — License and Collaboration Agreements

We have entered into various license agreements and collaborative research, development and commercialization agreements with pharmaceutical and biotechnology companies. Under these arrangements, we are entitled to receive license fees, upfront payments, milestone payments when and if certain development or regulatory milestones are achieved, royalties, sales milestones when and if certain annual sales levels are achieved, payment for the manufacture and supply of our proprietary PEGylation materials and/or reimbursement for research and development activities. All of our collaboration agreements are generally cancelable by our partners without significant financial penalty. Our costs of performing these services are generally included in research and development expense.

In accordance with these agreements, we recognized license, collaboration and other revenue as follows (in thousands):

		Three months ended March 31,
Partner	Agreement	2012	2011
Affymax, Inc.	OMONTYS®	$2,217	$451
Hoffmann — La Roche	PEGASYS® and MIRCERA®	1,380	1,283
Amgen, Inc.	Neulasta®	1,250	1,250
Bayer Healthcare LLC	BAY41-6551 (Amikacin Inhale)	742	750
Baxter Healthcare	Hemophilia	684	368
Other		1,554	2,404

License, collaboration, and other revenue		$7,827	$6,506

As of March 31, 2012, our collaboration agreements with partners included potential future payments for development milestones totaling approximately $172.1 million, including amounts from our agreements with Bayer and Baxter described below. In addition, we are entitled to receive up to $235.0 million and $75.0 million of contingent payments described below related to NKTR-118 and NKTR-119, respectively, based on development and regulatory events to be pursued and completed solely by AstraZeneca.

Affymax, Inc.: OMONTYS®

In April 2004, we entered into a license, manufacturing and supply agreement with Affymax, Inc. (Affymax) under which we provided Affymax with a worldwide, non-exclusive license under certain of our proprietary PEGylation technology to develop, manufacture and commercialize OMONTYS® (peginesatide). On March 27, 2012, the U.S. Food and Drug Administration (FDA) approved OMONTYS® to treat anemia in patients with chronic kidney disease on dialysis. Under our agreement, Affymax is obligated to purchase its entire requirements of the proprietary PEGylation materials required to manufacture OMONTYS® exclusively from Nektar. Affymax is responsible for all clinical development, regulatory and commercialization expenses. We are entitled to royalties based on annual worldwide net sales of OMONTYS®. For a certain period of time, we will share a portion of our future royalty payments with Enzon Pharmaceuticals, Inc.

In addition, as a result of the FDA’s approval of OMONTYS®, we earned a $2.0 million milestone. Under our milestone method revenue recognition policy, this substantive milestone was recognized in its entirety upon achievement in March 2012. We have previously received other milestone and related payments under our agreement with Affymax and, as of March 31, 2012, we have deferred revenue of approximately $7.7 million related to this agreement, which we expect to recognize through March 2022, the estimated period through which we are required to provide manufacturing and supply services.

F. Hoffmann- La Roche Ltd and Hoffmann-La Roche Inc.: PEGASYS® and MIRCERA®

In February 1997, we entered into a license, manufacturing and supply agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (Roche), under which we granted Roche a worldwide, exclusive license to certain intellectual property related to our proprietary PEGylation materials used in the manufacture and commercialization of PEGASYS®. As a result of Roche exercising a license extension option in December 2009, Roche has the right to manufacture all of its requirements for our proprietary PEGylation materials for PEGASYS® and we perform additional manufacturing, if any, only on an as-requested basis. In connection with Roche’s exercise of the license extension option in December 2009, we received a payment of $31.0 million. As of March 31, 2012, we have deferred revenue of approximately $19.2 million related to this agreement, which we expect to recognize through December 2015, the period through which we are required to provide back-up manufacturing and supply services on an as-requested basis.

In February 2012, we entered into a toll-manufacturing agreement with Roche under which we will manufacture the proprietary PEGylation material for MIRCERA®. Roche entered into the toll-manufacturing agreement with the objective of establishing us as a secondary back-up source on a non-exclusive basis. Under the terms of the toll-manufacturing agreement, Roche agreed to pay us an up-front payment of $5.0 million plus a total of up to $22.0 million in performance-based milestone payments upon our achievement of certain manufacturing readiness, validation and production milestones, including the delivery of specified quantities of PEGylation materials, all of which are scheduled to be completed by the end of January 2013. There is a risk that we will not meet one or more of the milestones on a timely basis or at all. Roche will also pay us additional consideration for any future orders of the PEGylation materials for MIRCERA® beyond the initial quantities scheduled to be manufactured and supplied in 2012 and 2013. Roche may terminate the toll-manufacturing agreement due to an uncured material default by us or for convenience under certain circumstances and subject to certain financial obligations. As of March 31, 2012, we have received the $5.0 upfront payment and earned an additional $3.0 milestone payment. We expect that we will be able to successfully complete all of the milestones. As a result, we have identified our back-up manufacturing obligation through December 2016 and the delivery of PEGylation materials specified in the agreement in 2012 and early 2013 as the units of accounting in the arrangement. We made our best estimate of the selling prices for these deliverables and have allocated the expected $27.0 million consideration to these items based on the relative selling price method. As of March 31, 2012, we have recognized revenue of $0.1 million and deferred revenue of approximately $7.9 million, which we expect to recognize through December 2016, the estimated end of our obligations under this agreement.

Amgen, Inc.: Neulasta®

In October 2010, we amended and restated an existing supply and license agreement by entering into a supply, dedicated suite and manufacturing guarantee agreement (the amended and restated agreement) and a license agreement with Amgen Inc. and Amgen Manufacturing, Limited (together referred to as Amgen). Under the terms of the amended and restated agreement, we guarantee the manufacture and supply of our proprietary PEGylation materials (Polymer Materials) to Amgen in an existing manufacturing suite to be used exclusively for the manufacture of Polymer Materials for Amgen (the Manufacturing Suite) in our manufacturing facility in Huntsville, Alabama (Facility). This supply arrangement is on a non-exclusive basis (other than the use of the Manufacturing Suite and certain equipment) whereby Nektar is free to manufacture and supply the Polymer Materials to any other third party and Amgen is free to procure the Polymer Materials from any other third party. Under the terms of the amended and restated agreement, we received a $50.0 million payment in the fourth quarter of 2010 in return for our guaranteeing the supply of certain quantities of Polymer Materials to Amgen including without limitation the Additional Rights described below and manufacturing fees that are calculated based on fixed and variable components applicable to the Polymer Materials ordered by Amgen and delivered by us. Amgen has no minimum purchase commitments. If quantities of the Polymer Materials ordered by Amgen exceed specified quantities, significant additional payments become payable to us in return for our guaranteeing the supply of additional quantities of the Polymer Materials.

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

As of March 31, 2012, we have deferred revenue of approximately $42.9 million, which we expect to recognize through October 2020, the estimated end of our obligations under this agreement.

Bayer Healthcare LLC: BAY41-6551 (Amikacin Inhale)

In August 2007, we entered into a co-development, license and co-promotion agreement with Bayer Healthcare LLC (Bayer) to develop a specially-formulated inhaled Amikacin. We are responsible for development and manufacturing and supply of the nebulizer device included in the Amikacin product. Bayer is responsible for most future clinical development and commercialization costs, all activities to support worldwide regulatory filings, approvals and related activities, further development of Amikacin Inhale and final product packaging and distribution. We received an upfront payment of $40.0 million in 2007 and performance milestone payments of $20.0 million, of which $10.0 million will be used to reimburse Bayer for Phase 3 clinical trial costs. We are entitled to up to $60.0 million of development milestones upon achievement of certain development objectives, as well as sales milestones upon achievement of annual sales targets and royalties based on annual worldwide net sales of Amikacin Inhale. As of March 31, 2012, we have deferred revenue of approximately $26.7 million, which we expect to recognize through July 2021, the estimated end of our obligations under this agreement.

Baxter Healthcare: Hemophilia

In September 2005, we entered into an exclusive research, development, license and manufacturing and supply agreement with Baxter Healthcare SA and Baxter Healthcare Corporation (Baxter) to develop products designed to improve therapies for Hemophilia A patients using our PEGylation technology. In December 2007, we expanded our agreement with Baxter to include the license of our PEGylation technology with the potential to improve any future products Baxter may develop for Hemophilia B patients. Under the terms of the agreement, we are entitled to research and development funding and are responsible for supplying Baxter with its requirements for our proprietary materials. Baxter is responsible for all clinical development, regulatory, and commercialization expenses. The agreement is terminable by the parties under customary conditions. As of March 31, 2012, we are entitled to up to $28.0 million and $11.0 million of development milestones related to Hemophilia A and Hemophilia B, respectively, upon achievement of certain development objectives, as well as sales milestones upon achievement of annual sales targets and royalties based on annual worldwide net sales of products resulting from this agreement. We received upfront payments in 2005 and 2007 totaling $9.0 million and, as of March 31, 2012, we have deferred revenue from these payments of $5.5 million, which we expect to recognize through December 2027, the estimated end of our obligations under this agreement.

AstraZeneca AB: NKTR-118 and NKTR-119

In September 2009, we entered into a License Agreement with AstraZeneca AB, a Swedish corporation (AstraZeneca), under which we granted AstraZeneca a worldwide, exclusive, perpetual, royalty-bearing, and sublicensable license under our patents and other intellectual property to develop, market, sell and otherwise commercially exploit NKTR-118 and NKTR-119. AstraZeneca is responsible for all costs associated with research, development and commercialization and controls all drug development and commercialization decisions for NKTR-118 and NKTR-119. AstraZeneca paid us an upfront payment of $125.0 million, which we received in the fourth quarter of 2009 and which was fully recognized as of December 31, 2010. We are entitled to receive up to $235.0 million and $75.0 million of contingent payments related to NKTR-118 and NKTR-119, respectively, based on development events to be pursued and completed solely by AstraZeneca. In particular, if AstraZeneca files for regulatory approval of NKTR-118 with the FDA and the European Medicines Agency (EMA), Nektar will be entitled to $95.0 million of these milestones. We will be entitled to the remaining $140.0 million of these milestones if NKTR-118 is approved by the FDA and EMA and commercial launch is achieved in the U.S. and one major country in the European Union. In addition, we are also entitled to sales milestones and royalties based on annual worldwide net sales of NTKR-118 and NKTR-119 products. During the three months ended March 31, 2012 and 2011, we did not earn significant revenues from this arrangement.

Note 7 — Impairment of Long Lived Assets

In an effort to reduce ongoing operating costs and improve our organizational structure, efficiency and productivity, on March 20, 2012, we announced a plan to consolidate our U.S.-based research activities at our existing San Francisco location and to cease the use of and sell one of our buildings located in Huntsville, Alabama that was dedicated to research activities. As a result, we performed a preliminary analysis of the fair value of the land, building and related improvements based primarily on market data, concluded that the combined carrying value of the land and building exceeded fair value and recorded an impairment loss of $1.7 million. Until we have disposed of these assets, we will update our analysis of their fair value on a regular basis and such updates could result in further impairment charges in future periods.

Note 8 — Stock-Based Compensation

Total stock-based compensation expense was recognized in our Condensed Consolidated Financial Statements as follows (in thousands):

	Three months ended March 31,
	2012	2011
Cost of goods sold	$408	$332
Research and development expense	1,923	1,969
General and administrative expense	1,903	2,501

Total stock-based compensation cost	$4,234	$4,802

During the three months ended March 31, 2012 and 2011, we granted 2,733,390 and 2,128,055 stock options, respectively. The weighted average grant-date fair value of options granted during the three months ended March 31, 2012 and 2011 was $3.76 per share and $5.74 per share, respectively. During the three months ended March 31, 2012 and 2011, we issued 105,348 and 505,700 common shares, respectively, as a result of stock issuances under our equity compensation plans.

Note 9 — Net Loss Per Share

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

	Three months ended March 31,
	2012	2011
Convertible subordinated notes	9,989	9,989
Stock options	13,896	11,135

Total	23,885	21,124

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our second most advanced proprietary drug candidate, etirinotecan pegol (NKTR-102), is a next-generation topoisomerase I inhibitor, currently being evaluated as a single-agent therapy in a Phase 3 open-label, randomized, multicenter clinical study in patients with metastatic breast cancer. This Phase 3 clinical study, which we call the BEACON study (BrEAst Cancer Outcomes with NKTR-102), was initiated by us in December 2011. The BEACON study is scheduled to enroll approximately 840 patients with metastatic breast cancer. The BEACON study will require a substantial investment over the next three years. In the first quarter of 2012, we were also completing an expanded Phase 2 clinical study for NKTR-102 in patients with platinum-resistant ovarian cancer. We announced preliminary top-line response rate results for this study on April 16, 2012 at our Investor and Analyst Research and Development Day. The original Phase 2 clinical study was completed in mid-2010 and we further expanded this study to enroll up to 110 additional women with platinum-resistant ovarian cancer who had progressed after prior treatment with Doxil® (doxorubicin HCl liposome injection). In November 2011, we announced that enrollment in this expanded Phase 2 study was slower than anticipated because of a shortage of Doxil® related to serious manufacturing issues being experienced by the manufacturer and supplier of Doxil®. As of April 2012, approximately 97 of the planned 110 patients had been enrolled in the study. We are currently in the process of compiling and performing verification procedures on certain top-line results (e.g. objective tumor response rate) from the patients enrolled to date. Results from this study and communication with government health authorities in both the United States and EU, will guide our future development and regulatory strategy for NKTR-102 in ovarian cancer.

We also have a significant collaboration with Bayer Healthcare LLC (Bayer) for Amikacin Inhale, an inhaled solution of amikacin, an aminoglycoside antibiotic, that has completed Phase 2 development. Preparations for a Phase 3 clinical study are continuing. This program is significantly behind schedule due to our plan with Bayer to finalize the design of the nebulizer device for commercial manufacturing prior to initiating Phase 3 clinical development, with the objective of commencing a Phase 3 clinical study as soon as possible following completion of this work. Bayer is beginning the process of selecting a third party contract research organization (CRO) for this study. After the CRO is selected by Bayer and provided that we successfully complete the remaining clinical manufacturing and related stability testing activities, we expect to have better visibility regarding the timing of the proposed Phase 3 clinical study. We expect to continue to make significant investments over the next two years to establish the clinical and commercial manufacturing capability for the Amikacin Inhale nebulizer device.

While the late stage clinical development programs described above are key elements of the future success of our company, we believe it is critically important that we continue to make substantial investments in our earlier-stage drug candidate pipeline. For example, we plan to advance NKTR-181 into Phase 2 clinical trials in 2012 and we also announced on April 2, 2012 that we had dosed the first patient in a Phase 1 clinical study for NKTR-192, our short-acting opioid drug candidate. While we believe that our substantial investment in research and development has the potential to create significant value if one or more of our drug candidates demonstrates positive clinical results and/or receives regulatory approval in one or more major markets, drug research and development is an inherently uncertain process and there is a high risk of failure at every stage prior to approval and the timing and outcome of clinical trial results is extremely difficult to predict. Clinical development successes and failures can have a disproportionate positive or negative impact on our scientific and medical prospects, financial prospects, financial condition, and market value.

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

Key Developments and Trends in Liquidity and Capital Resources

At March 31, 2012, we had approximately $498.8 million in cash, cash equivalents, and investments in marketable securities and $240.0 million in indebtedness. We have $215.0 million in outstanding convertible subordinated notes due September 2012. We have no material credit facility or other material committed sources of capital. We expect the clinical development of our proprietary drug candidates including NKTR-102, NKTR-061, NKTR-181, and NKTR-192 will continue to require significant investments in order to advance through the clinic with the objective of entering into a collaboration partnership or obtaining regulatory approval. Historically, we have financed our operations primarily through cash from licensing, collaboration and manufacturing agreements and debt and equity financing transactions. While in the past we have received a number of significant payments from license and collaboration agreements and other significant transactions, we do not currently anticipate completing new transactions with substantial upfront payments in the near future. As discussed above, the success of the KODIAC study is critical to providing cash to fund our operations and there can be no assurance as to the timing or probability of the outcome of this study and potential regulatory filings by AstraZeneca.

On February 24, 2012, we sold all of our rights to receive future royalty payments on CIMZIA® and MIRCERA® in exchange for $124.0 million. As part of this sale, we incurred approximately $4.4 million in transaction costs. While the net proceeds from this transaction are available to fund more than 50% of the September 2012 repayment obligation for the outstanding convertible notes, we intend to pursue other financing alternatives before the convertible note maturity date which could include the sale of additional royalty interests from legacy agreements or term loan arrangements. Where we believe it is in the best interests of the company and our stockholders, we are pursuing financing alternatives that are not dilutive to the ownership of our common stock security holders. However, if non-dilutive financing alternatives are not available to us on commercially reasonable terms or at all, we could be required to pursue dilutive equity-based financing alternatives such as an offering of convertible debt or common stock. If we are not successful in raising additional funds through financing activities in 2012, we may be required to reduce our research and development spending in one or more programs, as well as general and administrative expenses, in order to conserve working capital until additional funding becomes available either from our existing collaborations, new collaboration partnerships or additional fundraising activities. Our substantial debt, the market price of our common stock, and the general economic and equity market climate, among other factors, could have material adverse effects on our financial condition and could affect our ability to obtain short-term and long-term financing alternatives.

Results of Operations

Three Months Ended March 31, 2012 and 2011

Revenue (in thousands, except percentages)

	Three months ended March 31, 2012	Three months ended March 31, 2011	Increase / (Decrease) 2012 vs. 2011	Percentage Increase / (Decrease) 2012 vs. 2011

Product sales and royalties	$10,122	$4,793	$5,329	>100%
License, collaboration and other	7,827	6,506	1,321	20%

Total revenue	$17,949	$11,299	$6,650	59%

Our revenue is derived from our collaboration agreements, under which we may receive product sales revenue, royalties, license fees, milestone payments or contract research payments. Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable, and collection is reasonably assured. The amount of upfront fees received under our license and collaboration agreements allocated to continuing obligations, such as manufacturing and supply commitments, are recognized ratably over our expected performance period under the arrangement. As a result, there may be significant variations in the timing of receipt of cash payments and our recognition of revenue. We make our best estimate of the period over which we expect to fulfill our performance obligations. Given the uncertainties in research and development collaborations, significant judgment is required by us to determine the performance periods.

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

Product sales and royalties increased during the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily due to a $4.5 million increase in product sales as a result of increased product demand from one of our collaboration partners and a $0.9 million increase in royalties as a result of the increase in royalties received from Roche’s MIRCERA® and UCB Pharma’s CIMZIA® product sales.

During the three months ended March 31, 2012 and 2011, we recognized $2.7 million and $1.8 million, respectively, in aggregate royalties from net sales of MIRCERA® and CIMZIA®. As noted above, in February 2012, we sold all of our rights to receive future royalty payments on CIMZIA® and MIRCERA®. As described in Note 4 to our Condensed Consolidated Financial Statements, this royalty sale transaction has been recorded as a liability that amortizes over the life of the estimated royalty payment period. Although any future CIMZIA® and MIRCERA® royalties will go directly to the purchaser of these royalty interests, we will continue to recognize the royalties as revenue, which we expect to increase throughout 2012 as compared to 2011.

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

License, collaboration and other revenue for the three months ended March 31, 2012 increased compared to the three months ended March 31, 2011 primarily due to a $2.0 million milestone which we recognized as a substantive milestone when earned upon the FDA’s approval of Affymax’s OMONTYS® on March 27, 2012.

Cost of Goods Sold and Product Gross Margin (in thousands, except percentages)

	Three months ended March 31, 2012	Three months ended March 31, 2011	Increase / (Decrease) 2012 vs. 2011	Percentage Increase / (Decrease) 2012 vs. 2011
Cost of goods sold	$8,707	$3,263	$5,444	>100%
Product gross profit	$1,415	$1,530	$(115)	(8)%
Product gross margin	14%	32%

For the three months ended March 31, 2012 compared to the three months ended March 31, 2011, the increase in cost of goods sold is primarily attributable to the $4.5 million increase in product sales in the three months ended March 31, 2012 compared to the same period in 2011. The decrease in product gross profit and product gross margin is primarily attributable to the fixed price nature of certain of our significant manufacture and supply agreements.

As a result of the fixed cost base associated with our manufacturing activities, we expect product gross margin to fluctuate in future periods depending on the level of manufacturing orders from our customers. However, due to the fixed price nature of certain of our significant supply agreements, we expect that gross margin will decrease in 2012 compared to 2011.

Research and Development Expense (in thousands, except percentages)

	Three months ended March 31, 2012	Three months ended March 31, 2011	Increase / (Decrease) 2012 vs. 2011	Percentage Increase / (Decrease) 2012 vs. 2011
Research and development expense	$35,085	$30,176	$4,909	16%

Research and development expense consists primarily of personnel costs, including salaries, benefits, and stock-based compensation, clinical study costs, direct costs of outside research, materials, supplies, licenses and fees. Research and development expense also includes certain overhead allocations consisting of various support and facilities related costs. Research and development expense is not expected to be ratable over the four quarters of the year, however we expect research and development expense to increase throughout 2012 compared to 2011 as we continue to advance our pipeline of drug candidates. In particular, we expect to incur significant costs on the NKTR-102 Phase 3 BEACON study as well as on our plan to advance NKTR-181 into Phase 2 clinical development during the second half of the year.

For the three months ended March 31, 2012 compared to the three months ended March 31, 2011, direct research and development program costs increased by approximately $3.6 million, primarily due to our NKTR-102 Phase 3 BEACON study. Additionally, research and development expense increased in the three months ended March 31, 2012 compared to the three months ended March 31, 2011 by $1.4 million in salaries and employee benefits due to increased headcount to support our expanded clinical efforts.

Other than as described in the Overview section above, there have been no material changes to the status of clinical programs in the three months ended March 31, 2012 from the activities discussed in our Annual Report on Form 10-K for the year ended December 31, 2011 on file with the Securities and Exchange Commission.

General and Administrative Expense (in thousands, except percentages)

	Three months ended March 31, 2012	Three months ended March 31, 2011	Increase / (Decrease) 2012 vs. 2011	Percentage Increase / (Decrease) 2012 vs. 2011
General and administrative expense	$10,414	$11,727	$(1,313)	(11)%

General and administrative expense includes the cost of administrative staffing, business development, marketing, finance and legal activities. For the three months ended March 31, 2012 compared to the three months ended March 31, 2011, general and administrative expense decreased primarily as a result of decreases in non-cash stock-based compensation expense and other personnel-related costs. We expect general and administrative expense throughout the remainder of 2012 will be consistent with the same period in 2011.

Impairment of long lived assets (in thousands except percentages)

	Three months ended March 31, 2012	Three months ended March 31, 2011	Increase / (Decrease) 2012 vs. 2011	Percentage Increase / (Decrease) 2012 vs. 2011
Impairment of long-lived assets	$1,675	$—	$1,675	>100%

In an effort to reduce ongoing operating costs and improve our organizational structure, efficiency and productivity, on March 20, 2012, we announced a plan to consolidate our U.S.-based research activities at our existing San Francisco location and to cease the use of and sell one of our buildings located in Huntsville, Alabama that was dedicated to research activities. As a result, we performed a preliminary analysis of the fair value of the land, building and related improvements, concluded that their carrying value exceeded fair value and recorded an impairment loss of $1.7 million. Until we have disposed of these assets, we will update our analysis of their fair value on a regular basis and such updates could result in further impairment charges in future periods.

Interest Income and Interest Expense (in thousands, except percentages)

	Three months ended March 31, 2012	Three months ended March 31, 2011	Increase / (Decrease) 2012 vs. 2011	Percentage Increase / (Decrease) 2012 vs. 2011
Interest income	$632	$432	$200	46%
Interest expense	$(4,333)	$(2,585)	$1,748	68%

The increase in interest income for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 is primarily a result of increased market interest rates received and higher average cash and investments balances for the period.

On February 24, 2012, we sold all of our rights to receive future royalty payments on CIMZIA® and MIRCERA® in exchange for $124.0 million. Although we are required to make payments to the purchaser of these rights only in certain situations, we have continuing involvement in the generation of the future CIMZIA® and MIRCERA® royalties and thus, the $124.0 million fair value of the obligation was recorded as a liability related to sale of future royalties. While we do not anticipate making any cash payments representing interest, we will impute interest on the transaction and record interest expense at the effective interest rate, which we currently estimate to be approximately 17%. As a result, we expect interest expense in 2012 to increase significantly from 2011 and the increase in interest expense for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 is attributable to the $1.8 million interest expense recorded for the royalty transaction.

Liquidity and Capital Resources

We have financed our operations primarily through revenue from product sales, royalties and research and development contracts, as well as public and private placements of debt and equity.

As of March 31, 2012, we had cash, cash equivalents and investments in marketable securities of $498.8 million and indebtedness of $240.0 million, including $215.0 million of convertible subordinated notes, $16.4 million in capital lease obligations and $8.6 million in other liabilities. We have no material credit facility or other material committed sources of capital.

On February 24, 2012, we sold all of our rights to receive future royalty payments on CIMZIA® and MIRCERA® in exchange for $124.0 million. As part of this sale, we incurred approximately $4.4 million in transaction costs. While the net payments from this transaction are available to fund more than 50% of the September 2012 repayment obligation for the outstanding convertible notes, we intend to pursue other financing alternatives before the convertible note maturity date which could include the sale of additional royalty interests or term loan arrangements. We may also seek from time to time to purchase or retire our outstanding convertible notes through cash purchases and/or exchanges for other of our securities in open market transactions, privately negotiated transactions and/or a tender offer, if we can do so on attractive terms. We will evaluate financing alternatives, if any, in light of the then-existing market conditions. Where we believe it is in the best interests of the company and our stockholders, we are pursuing financing alternatives that are not dilutive to the ownership of our common stock security holders. However, if non-dilutive financing alternatives are not available to us on commercially reasonable terms or at all, we could be required to pursue dilutive equity-based financing alternatives such as an offering of convertible debt or common stock. In addition, we expect the Phase 3 BEACON trial for NKTR-102 to require particularly significant resources because we anticipate bearing a majority or all of the development costs for that drug candidate. If we are not successful in raising additional funds through financing activities in 2012, we may be required to reduce our research and development spending in one or more programs, as well as general and administrative expenses, in order to conserve working capital until additional funding becomes available either from our existing collaborations or additional fundraising activities. Our substantial debt, the market price of our common stock, and the general economic and equity market climate, among other factors, could substantially weaken our financial condition and could reduce or eliminate our ability to obtain short-term and long-term financing alternatives. Please refer to Part II, Item 1A, Risk Factors, “We will need to raise substantial additional capital to repay the $215.0 million in convertible notes due in September 2012 and fund our planned future operations, and we may be unable to secure such capital without dilutive financing transactions” and “We have substantial future capital requirements and there is a risk we may not have access to sufficient capital to meet our current business plan. If we do not receive substantial milestone payments from our existing collaboration agreements, execute new high value collaboration or other arrangements, or are unable to raise additional capital in one or more financing transactions, we would be unable to continue our current level of investment in research and development.”

Due to the potential for continued uncertainty in the credit markets in 2012, we may experience reduced liquidity with respect to some of our investments in marketable securities. These investments are generally held to maturity, which is less than two years. However, if the need arose to liquidate such securities before maturity, we may experience losses on liquidation. At March 31, 2012, the average time to maturity of the investments held in our portfolio was approximately seven months and the maturity of any single investment did not exceed twenty-four months. To date we have not experienced any liquidity issues with respect to these securities, but should such issues arise, we may be required to hold some, or all, of these securities until maturity. We believe that, even allowing for potential liquidity issues with respect to these securities, our remaining cash, cash equivalents, and investments will be sufficient to meet our anticipated cash needs for at least the next twelve months.

Cash flows from operating activities

Cash flows used in operating activities for the three months ended March 31, 2012 totaled $34.6 million, which includes $3.5 million for a semi-annual interest payment on our convertible subordinated notes, and $36.6 million of other net operating cash uses, partially offset by the receipt of $5.5 million from collaboration agreements. Because of the nature and timing of certain cash receipts and payments, net cash utilization is not expected to be ratable over the four quarters of the year. We expect cash flows used in operating activities, excluding upfront payments received, if any, will increase throughout the remainder of 2012 compared to the same period in 2011 as a result of increased spending on our research and development programs.

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

Cash flows from investing activities

We purchased $1.5 million and $3.8 million of property and equipment in the three months ended March 31, 2012 and 2011, respectively.

Cash flows from financing activities

On February 24, 2012, we sold all of our rights to receive future royalty payments on CIMZIA® and MIRCERA® in exchange for $124.0 million. As part of this sale, we incurred approximately $4.4 million in transaction costs.

On January 24, 2011, we completed a public offering of our common stock with gross proceeds of approximately $220.4 million. As part of the public offering, we incurred approximately $0.6 million in legal and accounting fees, filing fees, and other offering expenses.

We received $0.5 million and $2.2 million, respectively, from issuances of common stock to employees during the three months ended March 31, 2012 and 2011.

Contractual Obligations

Other than the Purchase and Sale Agreement that we entered into on February 24, 2012, with respect to the sale of our royalty interests in CIMZIA® and MIRCERA® and which is described in Note 4 to our Condensed Consolidated Financial Statements, there were no material changes during the three months ended March 31, 2012 to the summary of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2011 on file with the Securities and Exchange Commission.

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

We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates on an ongoing basis. Actual results may differ from those estimates under different assumptions or conditions. With the exception of the updates to the following critical accounting policies and estimates, there have been no material changes to our critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

On January 1, 2011, we adopted on a prospective basis Accounting Standards Update (ASU) 2009-13, which amends the criteria to identify separate units of accounting within Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements.” In the three months ended March 31, 2012, we entered into our first arrangement that requires accounting under this guidance. Under this guidance, at the inception of each new multiple-element arrangement or the material modification of an existing multiple-element arrangement, we allocate arrangement consideration to all units of accounting based on the relative selling price method, generally based on our best estimate of selling price (ESP). The objective of ESP is to determine the price at which we would transact a sale if the product or service was sold on a stand-alone basis. We determine ESP for the elements in our collaboration arrangements by considering multiple factors including, but not limited to, technical complexity of the performance obligation and similarity of elements to those performed under previous arrangements. Since we apply significant judgment in arriving at the ESPs, any material changes would significantly affect the allocation of the total consideration to the different elements of a multiple element arrangement.

In February 2012, we sold all of our rights to receive future royalty payments on CIMZIA® and MIRCERA®. Although we are required to make payments to the purchaser of these royalty interests only in certain situations, including the event of our breach of a representation, warranty or covenant in the Purchase and Sale Agreement that gives rise to a liability in accordance with the terms and conditions of such agreement, this royalty sale transaction was recorded as a liability (Royalty Obligation) that we will amortize using the interest method over the estimated life of the Purchase and Sale Agreement. While we do not anticipate making any cash payments representing interest, we will impute interest on the transaction and record interest expense at the estimated interest rate. Our estimate of the interest rate under the agreement is based on the amount of royalty payments to be received by RPI over the life of the arrangement and any payments we may be required to make under the agreement, if any. We will periodically assess the royalty payments to RPI from UCB and Roche and to the extent such payments are greater or less than our initial estimates, or the timing of such payments is materially different than our original estimates, we will adjust the amortization of the Royalty Obligation. There are a number of factors that could affect the amount and timing of royalty payments from CIMZIA® and MIRCERA®, most of which are not within our control. Such factors include, but are not limited to, changing standards of care, the introduction of competing products, manufacturing or other delays, biosimilar competition, intellectual property matters, adverse events associated that result in governmental health authority imposed restrictions on the use of the drug products, and other events or circumstances that result in reduced royalty payments from CIMZIA® and MIRCERA®, all of which would result in a reduction of interest expense over the life of the Royalty Obligation. Conversely, if sales of CIMZIA® and MIRCERA® are more than expected, interest expense would also be greater over the term of the Royalty Obligation.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our market risks at March 31, 2012 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011 on file with the Securities and Exchange Commission.

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

Changes in Internal Control Over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. However, there was no change in our internal control over financial reporting that occurred in the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Investors in Nektar Therapeutics should carefully consider the risks described below before making an investment decision. The risks described below may not be the only ones relating to our company. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011. Additional risks that we currently believe are immaterial may also impair our business operations. Our business, results of operations, financial condition, cash flows and future prospects and the trading price of our common stock and our abilities to repay our convertible notes could be harmed as a result of any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2011, including our consolidated financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission (SEC).

Risks Related to Our Business

Drug development is a long and inherently uncertain process with a high risk of failure at every stage of development.

We have a number of proprietary drug candidates and partnered drug candidates in research and development ranging from the early discovery research phase through preclinical testing and clinical trials. Preclinical testing and clinical studies are long, expensive and highly uncertain processes. It will take us, or our collaborative partners, several years to complete clinical studies. The start or end of a clinical study is often delayed or halted due to changing regulatory requirements, manufacturing challenges, required clinical trial administrative actions, slower than anticipated patient enrollment, changing standards of care, availability or prevalence of use of a comparator drug or required prior therapy, clinical outcomes, or our and our partners’ financial constraints.

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

On February 29, 2012, we received $124.0 million in gross proceeds from the sale of our royalty interest in the CIMZIA® and MIRCERA® drug products. As part of this sale, we incurred approximately $4.4 million in transaction costs. We plan to use the net proceeds from this transaction towards the repayment of our $215.0 million in convertible subordinated notes due in September 2012. We are actively pursuing other non-dilutive financing alternatives such as the sale of additional royalty interests held by us or term loan arrangements. We may seek to repurchase our convertible notes through cash purchases in open market transactions, privately negotiated transactions and/or a tender offer, if we can do so on attractive terms. If non-dilutive financing alternatives are not available to us on commercially reasonable terms or at all, in order to continue future operations as planned, we will be required to pursue dilutive equity-based financing alternatives such as the issuance of convertible debt or common stock to fund the remaining balance of the convertible notes and to provide sufficient capital to fund our future operations. The issuance of convertible notes, common stock, preferred stock or securities convertible into or exchangeable for our securities would dilute the percentage ownership of our current common stock security holders and could significantly lower the market value of our common stock. In addition, a financing could result in the issuance of new securities that may have rights, preferences or privileges senior to those of our existing stockholders. If we issue convertible notes or enter into a term loan arrangement, the payment of principal and interest on such indebtedness may limit funds available for our business activities such as the continued advancement of our research and development pipeline, and such indebtedness could impose covenants that restrict our ability to operate our business. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens or make investments.

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

As of March 31, 2012, we had cash, cash equivalents, and investments in marketable securities valued at approximately $498.8 million and indebtedness of approximately $240.0 million, including approximately $215.0 million in convertible subordinated notes due September 2012, $16.4 million in capital lease obligations, and $8.6 million of other liabilities. While we believe that our cash position will be sufficient to meet our liquidity requirements through at least the next 12 months, our future capital requirements will depend upon numerous unpredictable factors, including:

•

if and when we receive potential milestone payments and royalties from our existing collaborations if the drug candidates subject to those collaborations achieve clinical, regulatory or commercial success, in particular, if the Phase 3 KODIAC studies being conducted by AstraZeneca for NKTR-118 are successful and AstraZeneca files an NDA with the FDA and a marketing application with the European Medicines Agency for NKTR-118, we will be entitled to $95.0 million in milestone payments;

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

•	the outcome of the regulatory review process and commercial success of drug products for which we are entitled to receive royalties (e.g., Map Pharmaceutical’s Levadex®);

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

We expanded the NKTR-102 Phase 2 study by 110 patients in women with platinum-resistant/refractory ovarian cancer that had received prior Doxil® therapy with the potential for us to consider an early NDA submission after we evaluate these expanded study results. As of April 2012, approximately 97 of the planned 110 patients had been enrolled in the study. Due to an ongoing supply shortage of Doxil®, we have ceased further enrollment of this study. We are currently in the process of compiling and performing verification procedures on preliminary interim results from the patients. Acceptance and approval of an NDA by the FDA almost always requires the sponsor to conduct comparative Phase 3 clinical studies prior to acceptance for review or approval of an NDA. As a result, acceptance for review or approval of an accelerated NDA submitted to the FDA based on overall response rate from our single-arm Phase 2 study in platinum-resistant/refractory ovarian cancer would be unusual and is highly unlikely. Therefore we do not expect the FDA to accept or approve an accelerated NDA based on this Phase 2 clinical study. The FDA has significant discretion to determine what constitutes a high unmet medical need, what therapies should be considered available to patients regardless of which therapies are approved or typically prescribed in a particular setting, the relevance of certain efficacy end points (e.g. overall response rate, progression free survival, overall survival), and the number of patients required to be studied to demonstrate sufficient therapeutic benefit and safety profile. One or more of such judgments and determinations by the FDA could impair our ability to submit an accelerated NDA for platinum resistant/refractory ovarian cancer patients, and even if submitted, whether the FDA would accept it for review and/or approve the NDA.

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

From time to time, we publish preliminary or interim data from our clinical studies. For example, on April 16, 2012, we announced preliminary tumor response rate data from our expanded Phase 2 clinical study for NKTR-102 in platinum resistant/refractory ovarian cancer. Preliminary data remains subject to audit confirmation and verification procedures that may result in the final data being materially different from the preliminary data we previously published. Interim data is also subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data becomes available. As a result, preliminary and interim data should be viewed with caution until the final data are available. Material adverse changes in the final data could significantly harm our business prospects.

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

Numerous pending and issued U.S. and foreign patent rights and other proprietary rights owned by third parties relate to pharmaceutical compositions, methods of preparation and manufacturing, and methods of use and administration. We cannot predict with any certainty which, if any, patent references will be considered relevant to our or our collaboration partners’ technology or drug candidates by authorities in the various jurisdictions where such rights exist, nor can we predict with certainty which, if any, of these rights will or may be asserted against us by third parties. In certain cases, we have existing licenses or cross-licenses with third parties, however the scope and adequacy of these licenses is very uncertain and can change substantially during long development and commercialization cycles for biotechnology and pharmaceutical products. There can be no assurance that we can obtain a license to any technology that we determine we need on reasonable terms, if at all, or that we could develop or otherwise obtain alternate technology. If we are required to enter into a license with a third party, our potential economic benefit for the products subject to the license will be diminished. If a license is not available on commercially reasonable terms or at all, we may be prevented from developing and selling the drug, which could significantly harm our business, results of operations, and financial condition.

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

We are a party to certain significant agreements including an asset purchase agreement with Novartis pursuant to which we sold a significant portion of our pulmonary business at the end of 2008, the worldwide exclusive license agreement with AstraZeneca related to the further development and commercialization of NKTR-118 and NKTR-119, and the purchase and sale agreement related to the sale of our royalty interests in UCB’s CIMZIA and Roche’s MIRCERA that we completed in February 2012. Each of these agreements contains complex representations and warranties, covenants and indemnification obligations that could result in substantial future liability and harm our financial condition if we breach any of our agreements with AstraZeneca or Novartis or any third party agreements impacted by these complex transactions.

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

Failures in device manufacturing have similar effects. For instance, we entered a service agreement with Novartis pursuant to which we subcontract to Novartis certain important services to be performed in relation to our partnered program for Amikacin Inhale with Bayer Healthcare LLC. If our subcontractors do not dedicate adequate resources to our programs, we risk breach of our obligations to our partners. Building and validating large scale clinical or commercial-scale manufacturing facilities and processes, recruiting and training qualified personnel and obtaining necessary regulatory approvals is complex, expensive and time consuming. In the past we have encountered challenges in scaling up manufacturing to meet the requirements of large scale clinical trials without making modifications to the drug formulation, which may cause significant delays in clinical development. We have experienced repeated significant delays in starting the Phase 3 clinical development program for Amikacin Inhale as we seek to finalize and validate the device design with a demonstrated capability to be manufactured at commercial scale. This work is ongoing and there remains significant risk in finalizing, validating, and producing the device at sufficient quantities meeting applicable quality requirements until this work is completed. Drug/device combination products are particularly complex, expensive and time-consuming to develop due to the number of variables involved in the final product design, including ease of patient/doctor use, maintenance of clinical efficacy, reliability and cost of manufacturing, regulatory approval requirements and standards and other important factors. There continues to be substantial and unpredictable risk and uncertainty related to manufacturing and supply until such time as the commercial supply chain is validated and proven.

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

For the three months ended March 31, 2012, we reported a net loss of $41.1 million. If and when we achieve profitability depends upon a number of factors, including the timing and recognition of milestone payments and royalties received, the timing of revenue under our collaboration agreements, the amount of investments we make in our proprietary product candidates and the regulatory approval and market success of our product candidates. We may not be able to achieve and sustain profitability.

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

We must attract and retain experts in the areas of clinical testing, manufacturing, research, regulatory and finance, and may need to attract and retain marketing and distribution experts and develop additional expertise in our existing personnel. We face intense competition from other biopharmaceutical companies, research and academic institutions and other organizations for qualified personnel. Many of the organizations with which we compete for qualified personnel have greater resources than we have. Because competition for skilled personnel in our industry is intense, companies such as ours sometimes experience high attrition rates with regard to their skilled employees. Further, in making employment decisions, job candidates often consider the value of the stock options they are to receive in connection with their employment. Our equity incentive plan and employee benefit plans may not be effective in motivating or retaining our employees or attracting new employees, and significant volatility in the price of our stock may adversely affect our ability to attract or retain qualified personnel. If we fail to attract new personnel or to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

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

Our stock price is volatile. During the three months ended March 31, 2012, based on closing bid prices on The NASDAQ Global Select Market, our stock price ranged from $8.22 to $5.68 per share. We expect our stock price to remain volatile. In addition, as our convertible notes are convertible into shares of our common stock, volatility or depressed prices of our common stock could have a similar effect on the trading price of our notes. Also, interest rate fluctuations can affect the price of our convertible notes. A variety of factors may have a significant effect on the market price of our common stock or notes, including:

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

None, including no purchases of any class of our equity securities by us or any affiliate pursuant to any publicly announced repurchase plan in the three months ended March 31, 2012.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Except as so indicated in Exhibits 32.1 and 101, the following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Documents

10.1(1)	Purchase and Sale Agreement, dated as of February 24, 2012, between Nektar Therapeutics and RPI Finance Trust.+

31.1(1)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(1)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1(1)*	Section 1350 Certifications.

Exhibit Number	Description of Documents

101**	The following materials from Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL(Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

(1)	Filed herewith.
+	Confidential treatment with respect to specific portions of this Exhibit has been requested, and such portions are omitted and have been filed separately with the SEC.
*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as otherwise stated in such filing.
**	Exhibit 101 is being furnished and, in accordance with Rule 406T of Regulation S-T, shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/S/ JOHN NICHOLSON
John Nicholson
Senior Vice President and Chief Financial Officer
Date: May 3, 2012

By:	/S/ JILLIAN B. THOMSEN
Jillian B. Thomsen
Senior Vice President, Finance and Chief Accounting Officer
Date: May 3, 2012

EXHIBIT INDEX

Except as so indicated in Exhibits 32.1 and 101, the following exhibits are filed as part of, or incorporated by reference in, this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Documents

10.1(1)	Purchase and Sale Agreement, dated as of February 24, 2012, between Nektar Therapeutics and RPI Finance Trust.+

31.1(1)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(1)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1(1)*	Section 1350 Certifications.

101**	The following materials from Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL(Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

(1)	Filed herewith.
+	Confidential treatment with respect to specific portions of this Exhibit has been requested, and such portions are omitted and have been filed separately with the SEC.
*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as otherwise stated in such filing.
**	Exhibit 101 is being furnished and, in accordance with Rule 406T of Regulation S-T, shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act.