Form 10-Q
period 2012-06-30
NEKTAR THERAPEUTICS
filed 2012-08-09
CIK 906709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 114,909,529 on August 6, 2012.

NEKTAR THERAPEUTICS

Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of this quarterly report on Form 10-Q, including any projections of earnings, revenue or other financial items, any statements of the plans and objectives of management for future operations (including, but not limited to, pre-clinical development, clinical trials and manufacturing), statements related to our planned repayment of our convertible subordinated notes and future working capital needs, any statements concerning proposed drug candidates or other new products or services, any statements regarding future economic conditions or performance, any statements regarding the success of our collaboration arrangements, any statements regarding our plans and objectives to initiate clinical trials, and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, such expectations or any of the forward-looking statements may prove to be incorrect and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, but not limited to, the risk factors set forth in Part II, Item 1A “Risk Factors” below and for the reasons described elsewhere in this quarterly report on Form 10-Q. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof and we do not intend to update any forward-looking statements except as required by law or applicable regulations. Except where the context otherwise requires, in this quarterly report on Form 10-Q, “the Company,” “Nektar,” “we,” “us,” and “our” refer to Nektar Therapeutics, a Delaware corporation, and, where appropriate, its subsidiaries.

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

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$136,154	$15,312
Short-term investments	296,720	225,856
Accounts receivable	11,361	4,938
Inventory	14,715	12,656
Other current assets	9,341	17,944

Total current assets	468,291	276,706
Long-term investments	44,245	173,768
Property and equipment, net	73,713	78,576
Goodwill	76,501	76,501
Other assets	5,693	999

Total assets	$668,443	$606,550

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,118	$3,019
Accrued compensation	10,519	12,807
Accrued expenses	7,636	6,669
Accrued clinical trial expenses	12,607	11,953
Deferred revenue, current portion	20,691	19,643
Convertible subordinated notes	214,955	214,955
Other current liabilities	7,335	6,486

Total current liabilities	276,861	275,532
Capital lease obligations, less current portion	13,174	14,582
Liability related to sale of future royalties	127,686	—
Deferred revenue, less current portion	108,215	108,188
Other long-term liabilities	10,223	10,437

Total liabilities	536,159	408,739
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 10,000 shares authorized, $0.0001 par value; 3,100 shares designated Series A and no shares issued or outstanding at December 31, 2011; no shares designated, issued or outstanding at June 30, 2012	—	—
Common stock, $0.0001 par value; 300,000 authorized; 114,780 shares and 114,485 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	11	11
Capital in excess of par value	1,606,800	1,597,428
Accumulated other comprehensive loss	(620)	(1,103)
Accumulated deficit	(1,473,907)	(1,398,525)

Total stockholders’ equity	132,284	197,811

Total liabilities and stockholders’ equity	$668,443	$606,550

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenue:
Product sales and royalties	$13,453	$11,008	$23,575	$15,801
License, collaboration and other	10,231	6,323	18,058	12,829

Total revenue	23,684	17,331	41,633	28,630
Operating costs and expenses:
Cost of goods sold	7,203	8,140	15,910	11,403
Research and development	33,201	32,270	68,286	62,446
General and administrative	10,268	11,185	20,682	22,912
Impairment of long-lived assets	—	—	1,675	—

Total operating costs and expenses	50,672	51,595	106,553	96,761

Loss from operations	(26,988)	(34,264)	(64,920)	(68,131)
Non-operating income (expense):
Interest income	630	529	1,262	961
Interest expense	(7,931)	(2,570)	(12,264)	(5,155)
Other income (expense), net	97	(16)	757	118

Total non-operating expense	(7,204)	(2,057)	(10,245)	(4,076)

Loss before provision for income taxes	(34,192)	(36,321)	(75,165)	(72,207)
Provision for income taxes	93	60	217	208

Net loss	$(34,285)	$(36,381)	$(75,382)	$(72,415)

Basic and diluted net loss per share	$(0.30)	$(0.32)	$(0.66)	$(0.65)

Weighted average shares outstanding used in computing basic and diluted net loss per share	114,649	114,153	114,590	111,430

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Comprehensive loss	$(34,862)	$(36,433)	$(74,899)	$(72,617)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(75,382)	$(72,415)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense on liability related to sale of future royalties	7,278	—
Non-cash royalty revenue related to sale of future royalties	(3,469)	—
Stock-based compensation	8,035	9,682
Depreciation and amortization	6,952	7,649
Impairment of long-lived assets	1,675	—
Other non-cash transactions	565	620
Changes in operating assets and liabilities:
Accounts receivable	(6,423)	16,642
Inventory	(2,059)	(2,531)
Other assets	8,176	(2,191)
Accounts payable	80	(3,149)
Accrued compensation	(2,288)	183
Accrued expenses	191	2,371
Accrued clinical trial expenses	654	1,688
Deferred revenue	1,075	(7,549)
Other liabilities	(269)	(658)

Net cash used in operating activities	(55,209)	(49,658)

Cash flows from investing activities:
Purchases of investments	(120,410)	(509,681)
Maturities of investments	179,766	156,962
Sales of investments	—	180,478
Purchases of property and equipment	(3,172)	(6,845)

Net cash provided by (used in) investing activities	56,184	(179,086)

Cash flows from financing activities:
Payments of loan and capital lease obligations	(1,151)	(934)
Proceeds from sale of future royalties, net of transaction costs	119,589	—
Issuance of common stock, net of issuance costs	1,337	223,549

Net cash provided by financing activities	119,775	222,615

Effect of exchange rates on cash and cash equivalents	92	—

Net increase (decrease) in cash and cash equivalents	120,842	(6,129)
Cash and cash equivalents at beginning of period	15,312	17,755

Cash and cash equivalents at end of period	$136,154	$11,626

Supplemental disclosure of cash flows information:
Cash paid for interest	$5,179	$5,371

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Note 1 — Organization and Summary of Significant Accounting Policies

Organization

We are a clinical-stage biopharmaceutical company headquartered in San Francisco, California and incorporated in Delaware. We are developing a pipeline of drug candidates that utilize our PEGylation and advanced polymer conjugate technology platforms with the objective to improve the benefits of drugs for patients.

Our research and development activities have required significant resources to date and are expected to continue to require significant resources. As a result, we expect to continue to incur substantial losses and negative cash flows from operations in the future. We have financed our operations primarily through cash from licensing, collaboration and manufacturing agreements and debt and equity financings. At June 30, 2012, we had approximately $477.1 million in cash, cash equivalents, and investments in marketable securities and $239.0 million in indebtedness, including $215.0 million in outstanding convertible subordinated notes due September 28, 2012. On July 11, 2012, we issued $125.0 million in aggregate principal amount of 12.0% senior secured notes due July 2017. We retired $42.5 million in principal amount of the convertible subordinated notes in exchange for the same principal amount of the senior secured notes. We intend to use the proceeds from the issuance of these senior secured notes and our existing cash to repay the remaining $172.5 million in principal amount of the convertible subordinated notes in full at maturity.

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

On January 1, 2012, we were required to adopt new accounting guidance related to the presentation of comprehensive income that prohibits the presentation of other comprehensive income (OCI) in the statement of stockholders’ equity and instead, provides the option of presenting OCI in a continuous statement of comprehensive income or as two separate consecutive statements. Our comprehensive loss consists of our net loss plus our foreign currency translation gains and losses and unrealized holding gains and losses on available-for-sale securities, neither of which were significant during the three and six months ended June 30, 2012 and 2011. This change had no impact on our financial position or results of operations.

The accompanying Condensed Consolidated Financial Statements are unaudited. The Condensed Consolidated Balance Sheet data as of December 31, 2011 was derived from the audited consolidated financial statements which are included in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on February 29, 2012. The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes to those financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Revenue, expenses, assets, and liabilities can vary during each quarter of the year. The results and trends in these interim Condensed Consolidated Financial Statements may not be indicative of the results to be expected for the full year or any other periods.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. On an ongoing basis, we evaluate our estimates, including those related to deferred revenue recognition periods, inventories, the impairment of investments, the impairment of goodwill and long-lived assets, contingencies, estimated interest expense from our liability related to our sale of future royalties, stock-based compensation, and ongoing litigation, among other estimates. We base our estimates on historical experience and on other assumptions that management believes are reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities when these values are not readily apparent from other sources.

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

Significant Concentrations

Our customers are primarily pharmaceutical and biotechnology companies that are located in the U.S. and Europe. Our accounts receivable balance contains billed and unbilled trade receivables from product sales and royalties, as well as time and materials based billings from collaborative research and development agreements. We provide for an allowance for doubtful accounts by reserving for specifically identified doubtful accounts. We generally do not require collateral from our customers. We perform a regular review of our customers’ payment histories and associated credit risk. We have not experienced significant credit losses from our accounts receivable and our allowance for doubtful accounts was not significant at either June 30, 2012 or December 31, 2011.

We are dependent on our suppliers and contract manufacturers to provide raw materials, drugs and devices of appropriate quality and reliability and to meet applicable contract and regulatory requirements. In certain cases, we rely on single sources of supply of one or more critical materials. Consequently, in the event that supplies are delayed or interrupted for any reason, our ability to develop and produce our drug candidates or our ability to meet our supply obligations could be significantly impaired, which could have a material adverse effect on our business, financial condition and results of operations.

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

On January 1, 2011, we adopted on a prospective basis Accounting Standards Update (ASU) 2009-13, which amends the criteria to identify separate units of accounting within Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements.” Under this guidance, at the inception of each new multiple-element arrangement or the material modification of an existing multiple-element arrangement, we allocate all consideration received under multiple-element arrangements to all units of accounting based on the relative selling price method, generally based on our best estimate of selling price (ESP). The objective of ESP is to determine the price at which we would transact a sale if the product or service was sold on a stand-alone basis. We determine ESP for the elements in our collaboration arrangements by considering multiple factors including, but not limited to, technical complexity of the performance obligation and similarity of elements to those performed under previous arrangements. Since we apply significant judgment in arriving at the ESPs, any material change in our estimates would significantly affect the allocation of the total consideration to the different elements of a multiple element arrangement.

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

Generally, we are entitled to royalties from our partners based on their net sales of approved drugs. We recognize royalty revenue when the cash is received or the royalty amount is otherwise known or when the royalty amount to be received is estimable and collection is reasonably assured.

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

On January 1, 2011, we elected to prospectively adopt ASU 2010-17, “Milestone Method of Revenue Recognition”. Under the milestone method, contingent consideration received from the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved, which we believe is consistent with the substance of our performance under our various license and collaboration agreements. A milestone is defined as an event (i) that can only be achieved based in whole or in part either on the entity’s performance or on the occurrence of a specific outcome resulting from the entity’s performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved, and (iii) that would result in additional payments being due to the entity. A milestone is substantive if the consideration earned from the achievement of the milestone is consistent with our performance required to achieve the milestone or the increase in value to the collaboration resulting from our performance, relates solely to our past performance, and is reasonable relative to all of the other deliverables and payments within the arrangement.

Our license and collaboration agreements with our partners provide for payments to us upon the achievement of development milestones, such as the completion of clinical trials or regulatory submissions, approvals by health authorities, and commercial launches of drug candidates. Given the challenges inherent in developing and obtaining approval for drug products and in achieving commercial launches, there was substantial uncertainty whether any such milestones would be achieved at the time of execution of these licensing and collaboration agreements. In addition, we evaluated whether the development milestones met the remaining criteria to be considered substantive. As a result of our analysis, we consider our development milestones under all of our license and collaboration agreements to be substantive and, accordingly, we expect to recognize as revenue future payments received from such milestones only if and as each milestone is achieved.

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

For the three and six months ended June 30, 2012 and 2011, we recorded an income tax provision for our Nektar India operations at an effective tax rate of approximately 33% for each period. The U.S. federal deferred tax assets generated from our net operating losses have been fully reserved as we believe it is not more likely than not that the benefit will be realized.

Note 2 — Cash, Cash Equivalents, and Available-For-Sale Investments

Cash, cash equivalents, and available-for-sale investments are as follows (in thousands):

	Estimated Fair Value at
	June 30, 2012	December 31, 2011
Cash and cash equivalents	$136,154	$15,312
Short-term investments	296,720	225,856
Long-term investments	44,245	173,768

Total cash, cash equivalents, and available-for-sale investments	$477,119	$414,936

Our portfolio of cash, cash equivalents, and available-for-sale investments includes (in thousands):

	Estimated Fair Value at
	June 30, 2012	December 31, 2011
Corporate notes and bonds	$314,473	$344,427
U.S. corporate commercial paper	19,984	9,464
Obligations of U.S. government agencies	5,003	44,230
Obligations of U.S. states and municipalities	1,505	1,503
Cash and money market funds	136,154	15,312

Total cash, cash equivalents, and available-for-sale investments	$477,119	$414,936

The following table summarizes our portfolio of available-for-sale investments reported as short-term and long-term investments by contractual maturity (in thousands):

	Estimated Fair Value at
	June 30, 2012	December 31, 2011
Less than one year	$296,720	$213,386
Greater than one year but less than two years	44,245	186,238

Total available-for-sale investments	$340,965	$399,624

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

Gross unrealized gains and losses were not significant at either June 30, 2012 or December 31, 2011. During the six month periods ended June 30, 2012 and 2011, we sold available-for-sale securities totaling nil and $180.5 million, respectively, and realized gains and losses were not significant in any of the three and six month periods ended June 30, 2012 and 2011. The cost of securities sold is based on the specific identification method.

All of our investments are categorized as Level 1 or Level 2, as explained in the table below. We use a market approach to value our Level 2 investments. The disclosed fair value related to our investments is based primarily on the reported fair values in our period-end brokerage statements, which are based on market prices from a variety of industry standard data providers and generally represent quoted prices for similar assets in active markets or have been derived from observable market data. We independently validate these fair values using available market quotes and other information. During the three and six month periods ended June 30, 2012 and 2011, there were no transfers between Level 1 and Level 2 of the fair value hierarchy.

The following table represents the fair value hierarchy for our financial assets measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 (in thousands):

As of June 30, 2012:	Level 1	Level 2	Level 3	Total
Money market funds	$135,509	$—	$—	$135,509
U.S. corporate commercial paper	—	19,984	—	19,984
Corporate notes and bonds	—	314,473	—	314,473
Obligations of U.S. government agencies	—	5,003	—	5,003
Obligations of U.S. states and municipalities	—	1,505	—	1,505

Cash equivalents and available-for-sale investments	$135,509	$340,965	$—	$476,474
Cash				645

Cash, cash equivalents, and available-for-sale investments				$477,119

As of December 31, 2011:	Level 1	Level 2	Level 3	Total
Money market funds	$13,950	$—	$—	$13,950
U.S. corporate commercial paper	—	9,464	—	9,464
Corporate notes and bonds	—	344,427	—	344,427
Obligations of U.S. government agencies	—	44,230	—	44,230
Obligations of U.S. states and municipalities	—	1,503	—	1,503

Cash equivalents and available-for-sale investments	$13,950	$399,624	$—	$413,574
Cash				1,362

Cash, cash equivalents, and available-for-sale investments				$414,936

Level 1 —	Quoted prices in active markets for identical assets or liabilities.
Level 2 —	Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 —	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Note 3 — Inventory

Inventory consists of the following (in thousands):

	June 30, 2012	December 31, 2011
Raw materials	$10,181	$9,754
Work-in-process	2,976	1,219
Finished goods	1,558	1,683

Total	$14,715	$12,656

Inventory is generally manufactured upon receipt of firm purchase orders from our collaboration partners. Inventory includes direct materials, direct labor, and manufacturing overhead and is determined on a first-in, first-out basis. Raw materials include manufactured intermediate materials which are subsequently combined with other materials to make work-in-process and finished goods inventory. Inventory is stated at the lower of cost or market and is net of reserves determined using specific identification plus an estimated reserve for potential defective or excess inventory based on historical experience or projected usage.

Note 4 — Liability related to sale of future royalties

On February 24, 2012, we entered into a Purchase and Sale Agreement (the Purchase and Sale Agreement) with RPI Finance Trust (RPI), an affiliate of Royalty Pharma, pursuant to which we sold, and RPI purchased, our right to receive royalty payments (the Royalty Entitlement) arising from the worldwide net sales, from and after January 1, 2012, of (a) CIMZIA®, under Nektar’s license, manufacturing and supply agreement with UCB Pharma (UCB), and (b) MIRCERA®, under Nektar’s license, manufacturing and supply agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (together referred to as Roche). We received an aggregate cash purchase price for the Royalty Entitlement of $124.0 million. As part of this sale, we incurred approximately $4.4 million in transaction costs, which will be amortized to interest expense over the estimated life of the Purchase and Sale Agreement. As is further described below, although we sold all of our rights to receive royalties from the CIMZIA® and MIRCERA® products, we will continue to account for these royalties as revenue and recorded the $124.0 million in proceeds from this transaction as a liability as a result of our ongoing manufacturing and supply obligations related to the generation of these royalties.

The following table shows the activity within the liability account:

Six months ended June 30, 2012
Liability related to sale of future royalties - beginning balance	$—
Proceeds from sale of future royalties	124,000
Non-cash interest expense	7,155
CIMZIA® and MIRCERA® royalties remitted to RPI	(3,469)

Liability related to sale of future royalties - ending balance	$127,686

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

Except as described above, RPI is entitled only to the future royalty payments arising from sales of CIMZIA® and MIRCERA®, pursuant to our agreements with UCB and Roche. However, we have determined that we have significant continuing involvement in the generation of these future royalty payments through our ongoing manufacturing and supply obligations. As a result, we recorded the $124.0 million as a long-term liability (Royalty Obligation) on our Condensed Consolidated Balance Sheet that will be amortized using the interest method over the estimated life of the Purchase and Sale Agreement. We believe the carrying amount of the Royalty Obligation is consistent with its fair value. The model used to estimate the fair value of the rights sold to RPI required us to make estimates regarding, among other things, the assumptions market participants would make regarding the timing, probability and amount of future royalties, as well as the appropriate financial discount rates. We consider the assumptions and estimates used in this analysis to fall within Level 3 of the fair value hierarchy.

As a result of this liability accounting, even though the royalties from UCB and Roche will be remitted directly to RPI starting in the second quarter of 2012 for royalties arising from product sales in the first quarter of 2012, we will continue to record revenue for these royalties. We recognize royalties from net sales of CIMZIA® and MIRCERA® upon notification of the actual royalty amount, which occurs in the quarter after those sales are made. During the six months ended June 30, 2012, we recognized $6.2 million in aggregate royalties from net sales of CIMZIA® and MIRCERA®, of which the $2.7 million recognized in the three months ended March 31, 2012 was retained by Nektar as these amounts resulted from product sales in the fourth quarter of 2011 and the $3.5 million recognized in the three months ended June 30, 2012 was remitted directly to RPI as these amounts resulted from product sales in the first quarter of 2012.

As royalties are remitted to RPI from Roche and UCB, the balance of the Royalty Obligation will be effectively repaid over the life of the agreement. In order to determine the amortization of the Royalty Obligation, we are required to estimate the total amount of future royalty payments to be received by RPI and payments we are required to make to RPI as noted above, if any, over the life of the agreement. The sum of these amounts less the $124.0 million proceeds we received will be recorded as interest expense over the life of the Royalty Obligation. As of March 31, 2012 and June 30, 2012, our estimate of this total interest expense resulted in an effective annual interest rate of approximately 17%. We will periodically assess the estimated royalty payments to RPI from UCB and Roche and to the extent such payments are greater or less than our initial estimates, or the timing of such payments is materially different than our original estimates, we will adjust the amortization of the Royalty Obligation. There are a number of factors that could affect the amount and timing of royalty payments from CIMZIA® and MIRCERA®, most of which are not within our control. Such factors include, but are not limited to, changing standards of care, the introduction of competing products, manufacturing or other delays, biosimilar competition, intellectual property matters, adverse events that result in governmental health authority imposed restrictions on the use of the drug products, and other events or circumstances that could result in reduced royalty payments from CIMZIA® and MIRCERA®, all of which would result in a reduction of interest expense over the life of the Royalty Obligation. Conversely, if sales of CIMZIA® and MIRCERA® are more than expected, the interest expense recorded by us would be greater over the term of the Royalty Obligation.

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

On November 18, 2009, the Research Foundation of the State University of New York (SUNY) filed an action against Nektar in the United States District Court for the Northern District of New York. SUNY seeks to recover amounts it alleges it is owed pursuant to a technology licensing contract between Nektar and SUNY. We dispute SUNY’s claims. Discovery in the matter has closed and we currently expect pre-trial motions (including Nektar’s motion for summary judgment dismissing the action) to be filed in the second half of 2012. In the event the action survives Nektar’s motion, we expect that a trial would be scheduled in the first half of 2013. We believe that SUNY’s claims are without merit. No reasonable estimate of the possible loss or range of loss can be made at this time and no liabilities have been recorded for this matter on our Consolidated Balance Sheets as of June 30, 2012 or December 31, 2011.

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

As part of our pulmonary asset sale to Novartis that was effective as of December 31, 2008, we and Novartis made representations and warranties and entered into certain covenants and ancillary agreements which are supported by an indemnity obligation. Additionally, as part of the sale of our royalty interest in the CIMZIA® and MIRCERA® products, we and RPI made representations and warranties and entered into certain covenants and ancillary agreements which are supported by indemnity obligations. In the event it were determined that we breached certain of the representations and warranties or covenants and agreements made by us in any such agreements, we could incur substantial indemnification liabilities depending on the timing, nature, and amount of any such claims.

To date we have not incurred costs to defend lawsuits or settle claims related to these indemnification obligations. If any of our indemnification obligations is triggered, we may incur substantial liabilities. Because the aggregate amount of any potential indemnification obligation is not a stated amount, the overall maximum amount of any such obligations cannot be reasonably estimated. No liabilities have been recorded for these obligations on our Condensed Consolidated Balance Sheets at either June 30, 2012 or December 31, 2011.

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

In accordance with these agreements, we recognized license, collaboration and other revenue as follows (in thousands):

		Three months ended June 30,		Six months ended June 30,
Partner	Drug or Drug Candidate	2012	2011	2012	2011
Baxter Healthcare	Hemophilia	$4,369	$561	$5,053	$929
Roche	PEGASYS® and MIRCERA®	1,743	1,283	3,124	2,566
Amgen, Inc.	Neulasta®	1,250	1,250	2,500	2,500
Affymax, Inc.	Omontys	194	452	2,411	903
Bayer Healthcare LLC	BAY41-6551 (Amikacin Inhale)	799	750	1,543	1,500
Other		1,876	2,027	3,427	4,431

License, collaboration, and other revenue		$10,231	$6,323	$18,058	$12,829

As of June 30, 2012, our collaboration agreements with partners included potential future payments for development milestones totaling approximately $161.1 million, including amounts from our agreements with Bayer and Baxter described below. In addition, we are entitled to receive up to $235.0 million and $75.0 million of contingent payments described below related to NKTR-118 and NKTR-119, respectively, based on development and regulatory events to be pursued and completed solely by AstraZeneca.

Baxter Healthcare: Hemophilia

In September 2005, we entered into an exclusive research, development, license and manufacturing and supply agreement with Baxter Healthcare SA and Baxter Healthcare Corporation (together referred to as Baxter) to develop products designed to improve therapies for Hemophilia A patients using our PEGylation technology. In December 2007, we expanded our agreement with Baxter to include the license of our PEGylation technology with the potential to improve any future products Baxter may develop for Hemophilia B patients. Under the terms of the agreement, we are entitled to research and development funding and are responsible for supplying Baxter with its requirements for our proprietary materials. Baxter is responsible for all clinical development, regulatory, and commercialization expenses. The agreement is terminable by the parties under customary conditions.

As of June 30, 2012, we are entitled to up to $28.0 million of development milestones related to Hemophilia A upon achievement of certain development objectives, as well as sales milestones upon achievement of annual sales targets and royalties based on annual worldwide net sales of products resulting from this agreement. This Hemophilia A program includes BAX-855, which is currently in Phase 1/2 development and which Baxter has targeted to start Phase 3 development by the end of 2012. In prior years, we received upfront payments under the Baxter agreement totaling $4.0 million and $5.0 million related to Hemophilia A and Hemophilia B programs, respectively. As of June 30, 2012, we have deferred revenue of $1.5 million relating to the Hemophilia A program, which we expect to recognize through December 2027, the estimated end of our obligations under this agreement.

In May 2012, Baxter notified us that they intended to cease all future research activities under our agreement related to Hemophilia B. As a result, for the three months ended June 30, 2012, we recognized the remaining $3.9 million deferred revenue balance related to the Hemophilia B program since we have no ongoing or additional performance obligations.

Roche: PEGASYS® and MIRCERA®

In February 1997, we entered into a license, manufacturing and supply agreement with Roche, under which we granted Roche a worldwide, exclusive license to certain intellectual property related to our proprietary PEGylation materials used in the manufacture and commercialization of PEGASYS®. As a result of Roche exercising a license extension option in December 2009, Roche has the right to manufacture all of its requirements for our proprietary PEGylation materials for PEGASYS® and we perform additional manufacturing, if any, only on an as-requested basis. In connection with Roche’s exercise of the license extension option in December 2009, we received a payment of $31.0 million. As of June 30, 2012, we have deferred revenue of approximately $18.0 million related to this agreement, which we expect to recognize through December 2015, the period through which we are required to provide back-up manufacturing and supply services related to PEGASYS®.

In February 2012, we entered into a toll-manufacturing agreement with Roche under which we will manufacture the proprietary PEGylation material used by Roche to produce MIRCERA®. Roche entered into the toll-manufacturing agreement with the objective of establishing us as a secondary back-up source on a non-exclusive basis. Under the terms of the toll-manufacturing agreement, Roche agreed to pay us an upfront payment of $5.0 million and will pay a total of up to $22.0 million in performance-based milestone payments upon our achievement of certain manufacturing readiness, validation and production milestones, including the delivery of specified quantities of PEGylation materials, all of which are scheduled to be completed by the end of January 2013. Roche will also pay us additional consideration for any future orders of the PEGylation materials for MIRCERA® beyond the initial quantities scheduled to be manufactured and supplied in 2012 and 2013. Roche may terminate the toll-manufacturing agreement due to an uncured material default by us. As of June 30, 2012, we have received $10.0 million in upfront and milestone payments and earned an additional $6.0 million milestone payment which was included in our accounts receivable balance at June 30, 2012. There is a risk that we will not achieve the remaining $11.0 milestone on a timely basis or at all, however we currently expect that we will be able to successfully complete it.

We analyzed the milestone payments under the agreement and determined that they did not meet the criteria for revenue recognition under the milestone method as a result of our continuing manufacturing obligations. We have identified our back-up manufacturing obligation through December 2016 and the delivery of PEGylation materials specified in the agreement in 2012 and early 2013 as the units of accounting in the arrangement. We made our best estimate of the selling prices for these deliverables and have allocated the expected $27.0 million consideration to these items based on the relative selling price method. As of June 30, 2012, we have recognized revenue of $1.6 million related to this agreement, which includes $1.1 million related to the delivery of materials classified as product sales and $0.5 million related to our manufacturing obligation classified as license, collaboration, and other revenue. As of June 30, 2012, we have deferred revenue of approximately $14.4 million, which we expect to recognize through December 2016, the estimated end of our obligations under this agreement.

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

The term of the amended and restated agreement ends on October 29, 2020. In the event we become subject to a bankruptcy or insolvency proceeding, we cease to own or control the Facility, we fail to manufacture and supply or certain other events, Amgen or its designated third party will have the right to elect, among certain other options, to take title to the dedicated equipment and access the Facility to operate the Manufacturing Suite solely for the purpose of manufacturing the Polymer Materials (the Additional Rights). Amgen may terminate the amended and restated agreement for convenience or due to an uncured material default by us. Our research facility in Huntsville, Alabama that we propose to sell is a different building and location from that of the Facility as described here.

As of June 30, 2012, we have deferred revenue of approximately $41.7 million related to this agreement, which we expect to recognize through October 2020, the estimated end of our obligations under this agreement.

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

In addition, as a result of the FDA’s approval of OMONTYS®, we earned a $2.0 million milestone payment. Under our milestone method revenue recognition policy, this substantive milestone was recognized in its entirety upon achievement in March 2012. We have previously received other milestone and related payments under our agreement with Affymax and, as of June 30, 2012, we have deferred revenue of approximately $7.5 million, which we expect to recognize through March 2022, the estimated period through which we are required to provide manufacturing and supply services.

Bayer Healthcare LLC: BAY41-6551 (Amikacin Inhale)

In August 2007, we entered into a co-development, license and co-promotion agreement with Bayer Healthcare LLC (Bayer) to develop a specially-formulated inhaled Amikacin. We are responsible for development and manufacturing and supply of the nebulizer device included in the Amikacin product. Bayer is responsible for most future clinical development and commercialization costs, all activities to support worldwide regulatory filings, approvals and related activities, further development of Amikacin Inhale and final product packaging and distribution. We received an upfront payment of $40.0 million in 2007 and performance milestone payments of $20.0 million, of which $10.0 million will be used to reimburse Bayer for Phase 3 clinical trial costs. We are entitled to up to $60.0 million of development milestones upon achievement of certain development objectives, as well as sales milestones upon achievement of annual sales targets and royalties based on annual worldwide net sales of Amikacin Inhale. As of June 30, 2012, we have deferred revenue of approximately $26.0 million related to this agreement, which we expect to recognize through July 2021, the estimated end of our obligations under this agreement.

AstraZeneca AB: NKTR-118 and NKTR-119

In September 2009, we entered into a license agreement with AstraZeneca AB (AstraZeneca), under which we granted AstraZeneca a worldwide, exclusive, perpetual, royalty-bearing, and sublicensable license under our patents and other intellectual property to develop, market, and sell NKTR-118 and NKTR-119. AstraZeneca is responsible for all costs associated with research, development and commercialization and is responsible for all drug development and commercialization decisions for NKTR-118 and NKTR-119. AstraZeneca paid us an upfront payment of $125.0 million, which we received in the fourth quarter of 2009 and which was fully recognized as of December 31, 2010. We are entitled to receive up to $235.0 million and $75.0 million of contingent payments related to NKTR-118 and NKTR-119, respectively, based on development events to be pursued and completed solely by AstraZeneca. In particular, if AstraZeneca files for regulatory approval of NKTR-118 with the FDA and the European Medicines Agency (EMA), Nektar will be entitled to $95.0 million of these payments. We will be entitled to the remaining $140.0 million of these payments if NKTR-118 is approved by the FDA and EMA and commercial launch is achieved in the U.S. and one major country in the European Union. In addition, we are also entitled to sales milestone payments and royalties based on annual worldwide net sales of NTKR-118 and NKTR-119 products. During the three and six months ended June 30, 2012 and 2011, we did not earn significant revenues from this arrangement.

Note 7 — Impairment of Long Lived Assets

In an effort to reduce ongoing operating costs and improve our organizational structure, efficiency and productivity, in March 2012, we announced a plan to consolidate our U.S.-based research activities at our existing San Francisco location and to cease the use of and sell one of our buildings located in Huntsville, Alabama that was dedicated to research activities. As a result, we performed a preliminary analysis of the fair value of the land, building and related improvements based primarily on available market data. Based upon this analysis, we concluded that the combined carrying value of the land and building exceeded fair value and we recorded an impairment loss of $1.7 million in March 2012. No further impairment losses were recorded in the quarter ended June 30, 2012, however, until we dispose of these assets, we will update our analysis of their fair value on a regular basis and such updates could result in further impairment charges in future periods.

Note 8 — Stock-Based Compensation

Total stock-based compensation expense was recognized in our Condensed Consolidated Financial Statements as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Cost of goods sold	$360	$330	$768	$662
Research and development expense	1,703	2,120	3,626	4,089
General and administrative expense	1,738	2,430	3,641	4,931

Total stock-based compensation	$3,801	$4,880	$8,035	$9,682

During the three months ended June 30, 2012 and 2011, we granted 249,330 and 263,910 stock options, respectively. The weighted average grant-date fair value of options granted during the three months ended June 30, 2012 and 2011 was $4.12 per share and $4.90 per share, respectively.

During the six months ended June 30, 2012 and 2011, we granted 2,982,720 and 2,391,965 stock options, respectively. The weighted average grant-date fair value of options granted during the six months ended June 30, 2012 and 2011 was $3.79 per share and $5.65 per share, respectively.

As a result of stock issuances under our equity compensation plans, during the three months ended June 30, 2012 and 2011, we issued 189,588 and 281,776 common shares, respectively, and during the six months ended June 30, 2012 and 2011, we issued 294,936 and 787,476 common shares, respectively.

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

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Convertible subordinated notes	9,989	9,989	9,989	9,989
Stock options	14,127	11,620	13,581	11,308

Total	24,116	21,609	23,570	21,297

Note 10 — Subsequent Event

On July 11, 2012, we issued $125.0 million in aggregate principal amount of senior secured notes with the entire principal amount due on July 15, 2017, which are secured by a first-priority lien on substantially all of our assets. In connection with this transaction, we retired $42.5 million of principal amount of our convertible subordinated notes in exchange for the same principal amount of senior secured notes. As a result of these transactions, we received cash of $82.5 million, less approximately $4.3 million in transaction costs, of which $25.0 million is required to be maintained in a reserve account until July 1, 2015. The senior secured notes bear interest at 12.0% per annum payable in cash semi-annually in arrears on January 15 and July 15 of each year. We intend to use the proceeds from the issuance of the senior secured notes and our existing cash to repay the remaining $172.5 million in principal amount of our convertible subordinated notes in full at maturity on September 28, 2012.

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

Our most advanced proprietary product candidate, naloxegol (NKTR-118), is a peripheral opioid antagonist that is currently being evaluated in Phase 3 clinical studies for the treatment of opioid-induced constipation. We are a party to an exclusive worldwide license agreement with AstraZeneca for the global development and commercialization of naloxegol (NKTR-118) and NKTR-119. NKTR-119 is an early stage research and development program that is designed to combine various opioids with naloxegol (NKTR-118). On March 15, 2011, AstraZeneca announced enrollment of the first patient in Phase 3 clinical studies for NKTR-118 that AstraZeneca calls the KODIAC study and in the second quarter of 2012 enrollment in the KODIAC studies was completed. This Phase 3 clinical program is designed to investigate the safety and efficacy of NKTR-118 as a medicine to relieve opioid-induced constipation, a common side effect of prescription opioids when used for chronic pain management. The outcome of the KODIAC study will have a substantial impact on our financial condition as we are entitled to $235.0 million in regulatory filing and commercial launch milestones. AstraZeneca has announced that it currently anticipates having high level results for the KODIAC program in the fourth quarter of 2012. If the KODIAC study is successful and AstraZeneca files for regulatory approval with the FDA and the EMA, Nektar will be entitled to $95.0 million of milestone payments. We will be entitled to the remaining $140.0 million of milestone payments if NKTR-118 is approved by the FDA and EMA and commercial launch is achieved in the U.S. and one major country in the European Union (EU). Following the commercial launch of naloxegol (NKTR-118), we are entitled to significant and escalating double-digit royalties varying by country of sale and based on the level of annual net sales. Therefore, the results from the KODIAC study, the timing and outcome of approval review of naloxegol (NKTR-118) by the FDA and EMA, the timing of the commercial launch of naloxegol (NKTR-118) if approved, and the level of naloxegol (NKTR-118) sales, will have a significant impact on our financial condition and future business prospects.

Our second-most-advanced proprietary drug candidate, etirinotecan pegol (NKTR-102), is a next-generation topoisomerase I inhibitor, currently being evaluated as a single-agent therapy in a Phase 3 open-label, randomized, multicenter clinical study in patients with metastatic breast cancer. This Phase 3 clinical study, which we call the BEACON study (BrEAst Cancer Outcomes with NKTR-102), was initiated by us in December 2011. The BEACON study is scheduled to enroll approximately 840 patients with metastatic breast cancer. The BEACON study will require a substantial investment over the next three years. We are also in the process of completing an expanded Phase 2 clinical study for NKTR-102 in patients with platinum-resistant ovarian cancer. We announced preliminary top-line response rate results for this study in April 2012. The original Phase 2 clinical study was completed in mid-2010 and we further expanded this study to enroll up to 110 additional women with platinum-resistant ovarian cancer who had progressed after prior treatment with Doxil® (doxorubicin HCl liposome injection). In November 2011, we announced that enrollment in this expanded Phase 2 study was slower than anticipated because of a shortage of Doxil® that was related to serious manufacturing issues being experienced by the manufacturer and supplier of Doxil®. There are a few patients continuing on the study drug and we are currently in the process of continuing patient follow-up activities as well as compiling and performing verification procedures on the data we have to date. Final results from this study and communication with government health authorities in both the United States and EU, will guide our future development and regulatory strategy for NKTR-102 in ovarian cancer. A Phase 2 clinical trial for NKTR-102 in patients with metastatic colorectal cancer is still enrolling patients, and a Phase 1 study of NKTR-102 in combination with
F-fluorouracil/leucovorin is ongoing.

We also have a significant collaboration with Bayer Healthcare LLC (Bayer) for Amikacin Inhale, an inhaled solution of amikacin, an aminoglycoside antibiotic, that has completed Phase 2 development. Preparations for a Phase 3 clinical study are continuing. This program is significantly behind schedule due to our plan with Bayer to finalize the design of the nebulizer device for commercial manufacturing prior to initiating Phase 3 clinical development, with the objective of commencing a Phase 3 clinical study as soon as possible following completion of this work. Bayer has begun the process of selecting a third party contract research organization (CRO) for this study. If we can successfully complete the remaining clinical manufacturing and related stability testing activities, we and Bayer currently expect the Phase 3 clinical study to start in the first quarter of 2013. We expect to continue to make significant investments over the next two years to establish the clinical and commercial manufacturing capability for the Amikacin Inhale nebulizer device.

While the late stage clinical development programs described above are key elements of the future success of our company, we believe it is critically important that we continue to make substantial investments in our earlier-stage drug candidate pipeline. For example, in April 2012 we advanced NKTR-192, our short-acting opioid drug candidate, into Phase 1 clinical studies and in July 2012 we advanced NKTR-181 into a Phase 2 clinical study. In May 2012, NKTR-181 was designated by the FDA as a Fast Track development program for the treatment of moderate to severe chronic pain. While we believe that our substantial investment in research and development has the potential to create significant value if one or more of our drug candidates demonstrates positive clinical results and/or receives regulatory approval in one or more major markets, drug research and development is an inherently uncertain process and there is a high risk of failure at every stage prior to approval and the timing and outcome of clinical trial results is extremely difficult to predict. Clinical development successes and failures can have a disproportionate positive or negative impact on our scientific and medical prospects, financial prospects, financial condition, and market value.

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

Key Developments and Trends in Liquidity and Capital Resources

At June 30, 2012, we had approximately $477.1 million in cash, cash equivalents, and investments in marketable securities and $239.0 million in indebtedness, including $215.0 million in outstanding convertible subordinated notes due September 28, 2012. On July 11, 2012, we issued $125.0 million in aggregate principal amount of senior secured notes. Following the completion of this senior secured note financing which included the retirement of $42.5 million of the principal amount of our convertible subordinated notes, we now have $172.5 million in outstanding convertible subordinated notes with the principal amount due on September 28, 2012. As a result of these transactions, we received cash of $82.5 million, less approximately $4.3 million in transaction costs, of which $25.0 million is required to be maintained in a reserve account until July 1, 2015. Following the planned repayment of the convertible subordinated notes on September 28, 2012, we anticipate having several years of working capital to fund our current business plans and do not anticipate any short-term need for additional capital raising transactions. However, we have no credit facility or any other sources of committed capital. In addition, our current business plan is subject to significant uncertainties and risks as a result of, among other factors, expenses being higher than anticipated, unplanned expenses, cash receipts being lower than anticipated, and the need to satisfy contingent liabilities including litigation matters and indemnification obligations.

We expect the clinical development of our proprietary drug candidates including NKTR-102, NKTR-061, NKTR-181, and NKTR-192 will require significant investments in order to continue to advance in clinical development with the objective of entering into a collaboration partnership or obtaining regulatory approval. While in the past we have received a number of significant payments from license and collaboration agreements and other significant transactions, we do not currently anticipate completing new transactions with substantial upfront payments in the near-term. Our future liquidity and capital resources are substantially dependent on the success or failure of our drug development programs including NKTR-118, BAX-855, Amikacin Inhale, NKTR-102, NKTR-181, and NKTR-192. Milestone payments, royalties, and any new significant collaboration transactions all highly depend on the positive outcome of ongoing or planned clinical studies, whether we or our partners are successful in obtaining health authority approvals in major markets, and if approved, the commercial success of these drugs. If one or more of these drug development programs fail, it could have a material adverse impact on our business prospects, financial condition, and our ability to raise additional capital on favorable terms or at all. In the event we do not have access to additional capital, we could be required to curtail research and development activities or seek collaboration partners (if available) for one or more of our drug candidates and implement other measures to reduce our spending.

Results of Operations

Three and Six Months Ended June 30, 2012 and 2011

Revenue (in thousands, except percentages)

	Three months ended June 30, 2012	Three months ended June 30, 2011	Increase / (Decrease) 2012 vs. 2011	Percentage Increase / (Decrease) 2012 vs. 2011
Product sales and royalties	$13,453	$11,008	$2,445	22%
License, collaboration and other	10,231	6,323	3,908	62%

Total revenue	$23,684	$17,331	$6,353	37%

	Six months ended June 30, 2012	Six months ended June 30, 2011	Increase / (Decrease) 2012 vs. 2011	Percentage Increase / (Decrease) 2012 vs. 2011
Product sales and royalties	$23,575	$15,801	$7,774	49%
License, collaboration and other	18,058	12,829	5,229	41%

Total revenue	$41,633	$28,630	$13,003	45%

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

Product sales and royalties increased during the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011 primarily due to a $1.0 million and $5.5 million increase in product sales, respectively, as a result of increased product demand from our collaboration partners and a $1.4 million and $2.3 million increase in royalties, respectively, as a result of the increase in royalties received from UCB Pharma’s CIMZIA® and Roche’s MIRCERA® product sales.

In February 2012, we sold all of our rights to receive future royalty payments on CIMZIA® and MIRCERA®. As described in Note 4 to our Condensed Consolidated Financial Statements, this royalty sale transaction has been recorded as a liability that amortizes over the estimated royalty payment period. As a result of this liability accounting, even though the royalties from UCB and Roche will be remitted directly to RPI, the purchaser of these royalty interests, starting in the second quarter of 2012 for royalties arising from product sales in the first quarter of 2012, we will continue to record revenue for these royalties. During the three and six months ended June 30, 2012, we recognized $3.5 million and $6.2 million in aggregate royalties from net sales of CIMZIA® and MIRCERA®, of which the $2.7 million recognized in the three months ended March 31, 2012 was retained by Nektar as these amounts resulted from product sales in the fourth quarter of 2011 and the $3.5 million recognized in the three months ended June 30, 2012 was remitted directly to RPI as these amounts resulted from product sales in the first quarter of 2012. During the three and six months ended June 30, 2011, we recognized $1.9 million and $3.7 million in aggregate royalties from net sales of CIMZIA® and MIRCERA®. We expect royalties to increase throughout 2012 as compared to 2011.

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

License, collaboration and other revenue for the three and six months ended June 30, 2012 increased compared to the three and six months ended June 30, 2011 primarily due to the recognition of the remaining $3.9 million deferred revenue balance as a result of Baxter’s decision to cease all activities under our collaboration agreement related to their Hemophilia B program.

Cost of Goods Sold and Product Gross Margin (in thousands, except percentages)

	Three months ended June 30, 2012	Three months ended June 30, 2011	Increase / (Decrease) 2012 vs. 2011	Percentage Increase / (Decrease) 2012 vs. 2011
Cost of goods sold	$7,203	$8,140	$(937)	(12)%
Product gross profit	$6,250	$2,868	$3,382	>100%
Product gross margin	46%	26%

	Six months ended June 30, 2012	Six months ended June 30, 2011	Increase / (Decrease) 2012 vs. 2011	Percentage Increase / (Decrease) 2012 vs. 2011
Cost of goods sold	$15,910	$11,403	$4,507	40%
Product gross profit	$7,665	$4,398	$3,267	74%
Product gross margin	33%	28%

Cost of goods sold in the three months ended June 30, 2012 was consistent with the three months ended June 30, 2011. For the six months ended June 30, 2012 compared to the six months ended June 30, 2011, the increase in cost of goods sold is primarily attributable to the $5.5 million increase in product sales in the six months ended June 30, 2012 compared to the same period in 2011. The increase in product gross profit and product gross margin is primarily attributable to the increase in royalties, the mix of products sold, and the decreased costs per unit in 2012 resulting from increased manufacturing activity.

As a result of the fixed cost base associated with our manufacturing activities, we expect product gross margin to fluctuate in future periods depending on the level and mix of manufacturing orders from our customers.

Research and Development Expense (in thousands, except percentages)

	Three months ended June 30, 2012	Three months ended June 30, 2011	Increase / (Decrease) 2012 vs. 2011	Percentage Increase / (Decrease) 2012 vs. 2011
Research and development expense	$33,201	$32,270	$931	3%

	Six months ended June 30, 2012	Six months ended June 30, 2011	Increase / (Decrease) 2012 vs. 2011	Percentage Increase / (Decrease) 2012 vs. 2011
Research and development expense	$68,286	$62,446	$5,840	9%

Research and development expense consists primarily of personnel costs, including salaries, benefits, and stock-based compensation, clinical study costs, direct costs of outside research, materials, supplies, licenses and fees. Research and development expense also includes certain overhead allocations consisting of various support and facilities related costs. Research and development expense is not expected to be ratable over the four quarters of the year, however we expect research and development expense to increase throughout 2012 compared to 2011 as we continue to advance our pipeline of drug candidates. In particular, we expect to incur significant costs on the NKTR-102 Phase 3 BEACON study as well as on the NKTR-181 Phase 2 clinical study that we initiated in July 2012.

For the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011, research and development expense increased primarily due to our NKTR-102 Phase 3 BEACON study initiated in December 2011.

Other than as described in the Overview section above, there have been no material changes to the status of clinical programs in the six months ended June 30, 2012 from the activities discussed in our Annual Report on Form 10-K for the year ended December 31, 2011 on file with the Securities and Exchange Commission.

General and Administrative Expense (in thousands, except percentages)

	Three months ended June 30, 2012	Three months ended June 30, 2011	Increase / (Decrease) 2012 vs. 2011	Percentage Increase / (Decrease) 2012 vs. 2011
General and administrative expense	$10,268	$11,185	$(917)	(8)%

	Six months ended June 30, 2012	Six months ended June 30, 2011	Increase / (Decrease) 2012 vs. 2011	Percentage Increase / (Decrease) 2012 vs. 2011
General and administrative expense	$20,682	$22,912	$(2,230)	(10)%

General and administrative expense includes the cost of administrative staffing, business development, marketing, finance and legal activities. For the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011, general and administrative expense decreased primarily as a result of decreases in non-cash stock-based compensation expense. We expect general and administrative expense throughout the remainder of 2012 to decrease slightly compared with the same period in 2011.

Interest Income and Interest Expense (in thousands, except percentages)

	Three months ended June 30, 2012	Three months ended June 30, 2011	Increase / (Decrease) 2012 vs. 2011	Percentage Increase / (Decrease) 2012 vs. 2011
Interest Income	$630	$529	$101	19%
Interest Expense	$7,931	$2,570	$5,361	>100%

	Six months ended June 30, 2012	Six months ended June 30, 2011	Increase / (Decrease) 2012 vs. 2011	Percentage Increase / (Decrease) 2012 vs. 2011
Interest Income	$1,262	$961	$301	31%
Interest Expense	$12,264	$5,155	$7,109	>100%

The increase in interest income for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011 is primarily a result of increased market interest rates received and higher average cash and investments balances for the period.

Interest expense for the three and six months ended June 30, 2012 consists of $5.5 million and $7.3 million, respectively, of imputed interest on the royalty sale transaction and $2.4 million and $5.0 million, respectively, of interest primarily from our convertible subordinated notes and capital leases. Interest expense for the three and six months ended June 30, 2011 consists of $2.6 million and $5.2 million, respectively, of interest primarily from our convertible subordinated notes and capital leases. The increase in interest expense for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011 is attributable to the interest expense recorded for the royalty sale transaction. On February 24, 2012, we sold all of our rights to receive future royalty payments on CIMZIA® and MIRCERA® in exchange for $124.0 million. As described in Note 4 to our Condensed Consolidated Financial Statements, this royalty sale transaction has been recorded as a liability that amortizes over the estimated royalty payment period as CIMZIA® and MIRCERA® royalties are remitted directly to the purchaser. While we do not anticipate making any cash payments representing interest attributable to the royalty sale transaction, we will impute interest on the transaction and record interest expense at the effective interest rate, which we currently estimate to be approximately 17%.

On July 11, 2012, we issued $125.0 million of senior secured notes maturing on July 15, 2017. In connection with this transaction, we retired a principal amount of $42.5 million of our $215.0 million in aggregate principal amount of 3.25% convertible subordinated notes in exchange for $42.5 million in principal amount of senior secured notes. We intend to use the proceeds from the issuance of the senior secured notes and our existing cash to repay the remaining $172.5 million in principal amount of convertible subordinated notes in full at maturity on September 28, 2012. The senior secured notes bear interest at 12.0% per annum.

As a result of the royalty sale transaction and the issuance of the senior secured notes, we expect interest expense in 2012 to increase significantly from 2011.

Liquidity and Capital Resources

At June 30, 2012, we had approximately $477.1 million in cash, cash equivalents, and investments in marketable securities and $239.0 million in indebtedness, including $215.0 million in outstanding convertible subordinated notes due September 28, 2012. On July 11, 2012, we issued $125.0 million in aggregate principal amount of senior secured notes. In connection with this transaction, we retired a principal amount of $42.5 million of our $215.0 million in aggregate principal amount of 3.25% convertible subordinated notes in exchange for $42.5 million in principal amount of senior secured notes. As a result of these transactions, we received cash of $82.5 million, less approximately $4.3 million in transaction costs, of which $25.0 million is required to be maintained in a reserve account until July 1, 2015. Following the completion of this senior secured note financing, we now have $172.5 million in outstanding principal amount of convertible subordinated notes due on September 28, 2012. Following the planned repayment of the convertible subordinated notes, we anticipate having several years of working capital to fund our current business plans and do not anticipate any short-term need for additional capital raising transactions. However, we have no credit facility or any other sources of committed capital. In addition, our current business plan is subject to significant uncertainties and risks as a result of, among other factors, expenses being higher than anticipated, unplanned expenses, cash receipts being lower than anticipated, and the need to satisfy contingent liabilities including litigation matters and indemnification obligations.

We expect the clinical development of our proprietary drug candidates including NKTR-102, NKTR-061, NKTR-181, and NKTR-192 will require significant investments in order to continue to advance in clinical development with the objective of entering into a collaboration partnership or obtaining regulatory approval. While in the past we have received a number of significant payments from license and collaboration agreements and other significant transactions, we do not currently anticipate completing new transactions with substantial upfront payments in the near term. Our future liquidity and capital resources are substantially dependent on the success or failure of our drug development programs including NKTR-118, BAX-855, Amikacin Inhale, NKTR-102, NKTR-181, and NKTR-192. Milestone payments, royalties, and any new significant collaboration transactions all highly depend on the positive outcome of ongoing or planned clinical studies, whether we or our partners are successful in obtaining health authority approvals in major markets, and if approved, the commercial success of these drugs. If one or more of these drug development programs fail, it could have a material adverse impact on our business prospects, financial condition, and our ability to raise additional capital on favorable terms or at all. In the event we do not have access to additional capital, we could be required to curtail research and development activities or seek collaboration partners (if available) for one or more of our drug candidates and implement other measures to reduce our spending.

Due to the potential for continued uncertainty in the credit markets in 2012 and thereafter, we may experience reduced liquidity with respect to some of our investments in marketable securities. These investments are generally held to maturity, which is less than two years. However, if the need arose to liquidate such securities before maturity, we may experience losses on liquidation. At June 30, 2012, the average time to maturity of the investments held in our portfolio was approximately five months and the maturity of any single investment did not exceed twenty-four months. To date we have not experienced any liquidity issues with respect to these securities, but should such issues arise, we may be required to hold some, or all, of these securities until maturity. We believe that, even allowing for potential liquidity issues with respect to these securities, our remaining cash, cash equivalents, and investments will be sufficient to meet our anticipated cash needs for at least the next twelve months.

Cash flows from operating activities

Cash flows used in operating activities for the six months ended June 30, 2012 totaled $55.2 million, which includes $3.5 million for a semi-annual interest payment on our convertible subordinated notes, and $64.2 million of other net operating cash uses, partially offset by the receipt of $12.5 million from collaboration agreements. Because of the nature and timing of certain cash receipts and payments, net cash utilization is not expected to be ratable over the four quarters of the year. We expect cash flows used in operating activities, excluding upfront payments received, if any, will increase throughout the remainder of 2012 compared to the same period in 2011 as a result of increased spending on our research and development programs.

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

Cash flows from investing activities

We purchased $3.2 million and $6.8 million of property and equipment in the six months ended June 30, 2012 and 2011, respectively.

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

We received $1.3 million and $3.7 million, respectively, from issuances of common stock to employees during the six months ended June 30, 2012 and 2011.

On July 11, 2012, we issued $125.0 million of senior secured notes maturing on July 15, 2017. In connection with this transaction, we retired the principal amount of $42.5 million of our $215.0 million in aggregate principal amount of convertible subordinated notes in exchange for $42.5 million in principal amount of the senior secured notes.

Contractual Obligations

Other than the Purchase and Sale Agreement that we entered into on February 24, 2012, with respect to the sale of our royalty interests in CIMZIA® and MIRCERA® and which is described in Note 4 to our Condensed Consolidated Financial Statements and the senior secured notes issued in July 2012 and which are described in Note 10 to our Condensed Consolidated Financial Statements, there were no material changes during the six months ended June 30, 2012 to the summary of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2011 on file with the Securities and Exchange Commission.

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

On January 1, 2011, we adopted on a prospective basis Accounting Standards Update (ASU) 2009-13, which amends the criteria to identify separate units of accounting within Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements.” In the six months ended June 30, 2012, we entered into our first arrangement that requires accounting under this guidance. Under this guidance, at the inception of each new multiple-element arrangement or the material modification of an existing multiple-element arrangement, we allocate arrangement consideration to all units of accounting based on the relative selling price method, generally based on our best estimate of selling price (ESP). The objective of ESP is to determine the price at which we would transact a sale if the product or service was sold on a stand-alone basis. We determine ESP for the elements in our collaboration arrangements by considering multiple factors including, but not limited to, technical complexity of the performance obligation and similarity of elements to those performed under previous arrangements. Since we apply significant judgment in arriving at the ESPs, any material changes would significantly affect the allocation of the total consideration to the different elements of a multiple element arrangement.

In February 2012, we sold all of our rights to receive future royalty payments on CIMZIA® and MIRCERA®. Although we are required to make payments to the purchaser of these royalty interests only in certain situations, including the event of our breach of a representation, warranty or covenant in the Purchase and Sale Agreement that gives rise to a liability in accordance with the terms and conditions of such agreement, this royalty sale transaction was recorded as a liability (Royalty Obligation) that we will amortize using the interest method over the estimated life of the Purchase and Sale Agreement. While we do not anticipate making any cash payments for principal or interest, we will impute interest on the transaction and record interest expense at the estimated interest rate. Our estimate of the interest rate under the agreement is based on the amount of royalty payments to be received by RPI over the life of the arrangement and payments we may be required to make to RPI under the agreement, if any. We will periodically assess the expected royalty payments to RPI from UCB and Roche using a combination of historical results and forecasts from market data sources and to the extent such payments are greater or less than our initial estimates, or the timing of such payments is materially different than our original estimates, we will adjust the amortization of the Royalty Obligation. There are a number of factors that could affect the amount and timing of royalty payments from CIMZIA® and MIRCERA®, most of which are not within our control. Such factors include, but are not limited to, changing standards of care, the introduction of competing products, manufacturing or other delays, biosimilar competition, intellectual property matters, adverse events that result in governmental health authority imposed restrictions on the use of the drug products, and other events or circumstances that result in reduced royalty payments from CIMZIA® and MIRCERA®, all of which would result in a reduction of interest expense over the life of the Royalty Obligation. Conversely, if sales of CIMZIA® and MIRCERA® are higher than expected, interest expense would also be greater over the term of the Royalty Obligation.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our market risks at June 30, 2012 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011 on file with the Securities and Exchange Commission.

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

Changes in Internal Control Over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. However, there was no change in our internal control over financial reporting that occurred in the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2012, we had cash, cash equivalents, and investments in marketable securities valued at approximately $477.1 million and indebtedness of approximately $239.0 million, including approximately $215.0 million in convertible subordinated notes due September 2012, $15.8 million in capital lease obligations, and $8.2 million of other liabilities. On July 11, 2012, we issued $125.0 million of senior secured notes due July 2017, and retired $42.5 million in principal amount of our convertible subordinated notes, such that $172.5 million of convertible subordinated notes due September 2012 are currently outstanding. While we believe that our cash position will be sufficient to meet our liquidity requirements through at least the next 12 months, our future capital requirements will depend upon numerous unpredictable factors, including:

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

We expanded the NKTR-102 Phase 2 study by 110 patients in women with platinum-resistant/refractory ovarian cancer that had received prior Doxil® therapy with the potential for us to consider an early NDA submission after we evaluate these expanded study results. Due to an ongoing supply shortage of Doxil®, we decided to cease further enrollment of this study. There are a few patients continuing on the study drug and we are currently in the process of continuing patient follow-up activities as well as compiling and performing verification procedures on the data we have to date. Acceptance and approval of an NDA by the FDA almost always requires the sponsor to conduct comparative Phase 3 clinical studies prior to acceptance for review or approval of an NDA. As a result, acceptance for review or approval of an accelerated NDA submitted to the FDA based on overall response rate from our single-arm Phase 2 study in platinum-resistant/refractory ovarian cancer would be unusual and is highly unlikely. Therefore we do not expect the FDA to accept or approve an accelerated NDA based on this Phase 2 clinical study. The FDA has significant discretion to determine what constitutes a high unmet medical need, what therapies should be considered available to patients regardless of which therapies are approved or typically prescribed in a particular setting, the relevance of certain efficacy end points (e.g. overall response rate, progression free survival, overall survival), and the number of patients required to be studied to demonstrate sufficient therapeutic benefit and safety profile. One or more of such judgments and determinations by the FDA could impair our ability to submit an accelerated NDA for platinum resistant/refractory ovarian cancer patients, and even if submitted, whether the FDA would accept it for review and/or approve the NDA.

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

We are a party to certain significant agreements including an asset purchase agreement with Novartis pursuant to which we sold a significant portion of our pulmonary business at the end of 2008, the worldwide exclusive license agreement with AstraZeneca related to the further development and commercialization of NKTR-118 and NKTR-119, and the purchase and sale agreement related to the sale of our royalty interests in UCB’s CIMZIA® and Roche’s MIRCERA® that we completed in February 2012. Each of these agreements contains complex representations and warranties, covenants and indemnification obligations that could result in substantial future liability and harm our financial condition if we breach any of our agreements with AstraZeneca or Novartis or any third party agreements impacted by these complex transactions.

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

For the six months ended June 30, 2012, we reported a net loss of $75.4 million. If and when we achieve profitability depends upon a number of factors, including the timing and recognition of milestone payments and royalties received, the timing of revenue under our collaboration agreements, the amount of investments we make in our proprietary product candidates and the regulatory approval and market success of our product candidates. We may not be able to achieve and sustain profitability.

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

Our stock price is volatile. During the three months ended June 30, 2012, based on closing bid prices on The NASDAQ Global Select Market, our stock price ranged from $6.41 to $8.14 per share. We expect our stock price to remain volatile. In addition, as our convertible notes are convertible into shares of our common stock, volatility or depressed prices of our common stock could have a similar effect on the trading price of our notes. Also, interest rate fluctuations can affect the price of our convertible notes. A variety of factors may have a significant effect on the market price of our common stock or notes, including:

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

The indenture governing the senior secured notes imposes significant operating and financial restrictions on us and our subsidiaries that may prevent us from pursuing certain business opportunities and restrict our ability to operate our business.

The indenture governing the senior secured notes contains covenants that restrict our and our subsidiaries’ ability to take various actions, such as:

•	incur or guarantee additional indebtedness or issue disqualified capital stock or cause certain of our subsidiaries to issue preferred stock;

•	pay dividends or distributions, redeem equity interests or subordinated indebtedness or make certain types of investments;

•	create or incur liens;

•	transfer, sell, lease or otherwise dispose of assets and issue or sell equity interests in certain of our subsidiaries;

•	incur restrictions on certain of our subsidiaries’ ability to pay dividends or other distributions to the Company or to make intercompany loans or asset transfers;

•	enter into transactions with affiliates;

•	engage in any business other than businesses which are the same, similar, ancillary or reasonably related to the our business as of July 11, 2012; and

•	consummate a merger, consolidation, reorganization or business combination, or sell, assign, transfer, lease or otherwise dispose of all or substantially all of our assets.

In addition, the indenture governing the senior secured notes contains a financial maintenance covenant requiring us to maintain a $25.0 million segregated cash reserve account until July 1, 2015 to be applied to interest payments on the notes in the event of a default, subject to certain conditions. This indenture also requires us not to permit, thereafter and through the quarter ending June 30, 2017, the aggregate balance of our unrestricted cash and cash equivalents at the end of any two consecutive fiscal quarters to be less than $25.0 million, subject to certain conditions. Our ability to comply with these covenants will likely be affected by many factors, including events beyond our control, and we may not satisfy those requirements. Our failure to comply with our debt-related obligations could result in an event of default under our other indebtedness and the acceleration of our other indebtedness, in whole or in part, could result in an event of default under the indenture governing the senior secured notes.

The restrictions contained in the indenture governing the senior secured notes could also limit our ability to plan for or react to market conditions, meet capital needs or otherwise restrict our activities or business plans and adversely affect our ability to finance our operations, enter into acquisitions or to engage in other business activities that would be in our interest.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None, including no purchases of any class of our equity securities by us or any affiliate pursuant to any publicly announced repurchase plan in the three months ended June 30, 2012.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Except as so indicated in Exhibits 32.1 and 101, the following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Documents

3.1(1)	Certificate of Incorporation of Inhale Therapeutic Systems (Delaware), Inc.

3.2(2)	Certificate of Amendment of the Amended Certificate of Incorporation of Inhale Therapeutic Systems, Inc.

3.3(3)	Certificate of Ownership and Merger of Nektar Therapeutics.

3.4(4)	Certificate of Ownership and Merger of Nektar Therapeutics AL, Corporation with and into Nektar Therapeutics.

3.5(5)	Certificate of Elimination of Series A Junior Participating Preferred Stock of Nektar Therapeutics.

3.6(5)	Certificate of Elimination of Series B Convertible Preferred Stock of Nektar Therapeutics.

4.1(6)	Indenture dated July 11, 2012 by and between Nektar Therapeutics and Wells Fargo Bank, National Association, including the form of 12.0% Senior Secured Note due 2017.

10.1(6)	Pledge and Security Agreement dated July 11, 2012 by and between Nektar Therapeutics and Wells Fargo Bank, National Association.

10.2(6)	Escrow and Deposit Account Control Agreement dated July 11, 2012 among Nektar Therapeutics, Wells Fargo Bank, National Association, as collateral agent, and Wells Fargo Bank, National Association, as escrow agent.

10.3(7)	Purchase Agreement dated July 3, 2012 among Nektar Therapeutics, Cowen and Company, LLC and CRT Capital Group LLC.

31.1(5)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(5)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1(5)*	Section 1350 Certifications.

101**	The following materials from Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

(1)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
(2)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(3)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 23, 2003.
(4)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2009.
(5)	Filed herewith.
(6)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on July 11, 2012.
(7)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on July 10, 2012.
*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as otherwise stated in such filing.
**	Exhibit 101 is being furnished and, in accordance with Rule 406T of Regulation S-T, shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/S/ JOHN NICHOLSON
John Nicholson
Senior Vice President and Chief Financial Officer
Date: August 9, 2012

By:	/S/ JILLIAN B. THOMSEN
Jillian B. Thomsen
Senior Vice President, Finance and Chief Accounting Officer
Date: August 9, 2012

EXHIBIT INDEX

Except as so indicated in Exhibits 32.1 and 101, the following exhibits are filed as part of, or incorporated by reference in, this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Documents

3.1(1)	Certificate of Incorporation of Inhale Therapeutic Systems (Delaware), Inc.

3.2(2)	Certificate of Amendment of the Amended Certificate of Incorporation of Inhale Therapeutic Systems, Inc.

3.3(3)	Certificate of Ownership and Merger of Nektar Therapeutics.

3.4(4)	Certificate of Ownership and Merger of Nektar Therapeutics AL, Corporation with and into Nektar Therapeutics.

3.5(5)	Certificate of Elimination of Series A Junior Participating Preferred Stock of Nektar Therapeutics.

3.6(5)	Certificate of Elimination of Series B Convertible Preferred Stock of Nektar Therapeutics.

4.1(6)	Indenture dated July 11, 2012 by and between Nektar Therapeutics and Wells Fargo Bank, National Association, including the form of 12.0% Senior Secured Note due 2017.

10.1(6)	Pledge and Security Agreement dated July 11, 2012 by and between Nektar Therapeutics and Wells Fargo Bank, National Association.

10.2(6)	Escrow and Deposit Account Control Agreement dated July 11, 2012 among Nektar Therapeutics, Wells Fargo Bank, National Association, as collateral agent, and Wells Fargo Bank, National Association, as escrow agent.

10.3(7)	Purchase Agreement dated July 3, 2012 among Nektar Therapeutics, Cowen and Company, LLC and CRT Capital Group LLC.

31.1(5)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(5)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1(5)*	Section 1350 Certifications.

101**	The following materials from Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

(1)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
(2)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(3)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 23, 2003.
(4)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2009.
(5)	Filed herewith.
(6)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on July 11, 2012.
(7)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on July 10, 2012.
*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as otherwise stated in such filing.
**	Exhibit 101 is being furnished and, in accordance with Rule 406T of Regulation S-T, shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act.