Form 10-Q
period 2012-09-30
NEKTAR THERAPEUTICS
filed 2012-11-09
CIK 906709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 115,168,858 on November 5, 2012.

NEKTAR THERAPEUTICS

Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of this quarterly report on Form 10-Q, including any projections of earnings, revenue or other financial items, any statements of the plans and objectives of management for future operations (including, but not limited to, pre-clinical development, clinical trials and manufacturing), statements related to our financial condition and future working capital needs, any statements concerning proposed drug candidates, any statements regarding future economic conditions or performance, any statements regarding the success of our collaboration arrangements or future payments that may come due to us under these arrangements, any statements regarding our plans and objectives to initiate clinical trials, and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, such expectations or any of the forward-looking statements may prove to be incorrect and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, but not limited to, the risk factors set forth in Part II, Item 1A “Risk Factors” below and for the reasons described elsewhere in this quarterly report on Form 10-Q. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof and we do not intend to update any forward-looking statements except as required by law or applicable regulations. Except where the context otherwise requires, in this quarterly report on Form 10-Q, “the Company,” “Nektar,” “we,” “us,” and “our” refer to Nektar Therapeutics, a Delaware corporation, and, where appropriate, its subsidiaries.

Trademarks

The Nektar brand and product names, including but not limited to Nektar®, contained in this document are trademarks, registered trademarks or service marks of Nektar Therapeutics in the United States (U.S.) and certain other countries. This document also contains references to trademarks and service marks of other companies that are the property of their respective owners.

PART I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements—Unaudited:

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$10,338	$15,312
Short-term investments	308,939	225,856
Accounts receivable	3,911	4,938
Inventory	16,754	12,656
Other current assets	7,003	17,944

Total current assets	346,945	276,706
Restricted cash and long-term investments	35,022	173,768
Property and equipment, net	73,256	78,576
Goodwill	76,501	76,501
Other assets	9,728	999

Total assets	$541,452	$606,550

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,624	$3,019
Accrued compensation	12,687	12,807
Accrued expenses	6,450	6,669
Accrued clinical trial expenses	13,200	11,953
Deferred revenue, current portion	22,639	19,643
Convertible subordinated notes	—	214,955
Other current liabilities	11,870	6,486

Total current liabilities	69,470	275,532
Capital lease obligations, less current portion	12,414	14,582
Senior secured notes	125,000	—
Liability related to sale of future royalties, less current portion	126,746	—
Deferred revenue, less current portion	101,762	108,188
Other long-term liabilities	10,728	10,437

Total liabilities	446,120	408,739
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 10,000 shares authorized, $0.0001 par value; 3,100 shares designated Series A and no shares issued or outstanding at December 31, 2011; no shares designated, issued or outstanding at September 30, 2012	—	—
Common stock, $0.0001 par value; 300,000 authorized; 115,073 shares and 114,485 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	11	11
Capital in excess of par value	1,612,620	1,597,428
Accumulated other comprehensive income (loss)	155	(1,103)
Accumulated deficit	(1,517,454)	(1,398,525)

Total stockholders’ equity	95,332	197,811

Total liabilities and stockholders’ equity	$541,452	$606,550

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenue:
Product sales and royalties	$12,280	$10,222	$35,855	$26,023
License, collaboration and other	6,132	16,846	24,190	29,675

Total revenue	18,412	27,068	60,045	55,698
Operating costs and expenses:
Cost of goods sold	7,228	5,038	23,138	16,441
Research and development	34,016	31,018	102,302	93,464
General and administrative	10,068	12,350	30,750	35,262
Impairment of long-lived assets	—	—	1,675	—

Total operating costs and expenses	51,312	48,406	157,865	145,167

Loss from operations	(32,900)	(21,338)	(97,820)	(89,469)
Non-operating income (expense):
Interest income	603	622	1,865	1,583
Interest expense	(11,184)	(2,543)	(23,448)	(7,698)
Other income (expense), net	156	(717)	913	(599)

Total non-operating expense, net	(10,425)	(2,638)	(20,670)	(6,714)

Loss before provision for income taxes	(43,325)	(23,976)	(118,490)	(96,183)
Provision for income taxes	222	92	439	300

Net loss	$(43,547)	$(24,068)	$(118,929)	$(96,483)

Basic and diluted net loss per share	$(0.38)	$(0.21)	$(1.04)	$(0.86)

Weighted average shares outstanding used in computing basic and diluted net loss per share	114,915	114,413	114,699	112,435

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Comprehensive loss	$(42,772)	$(25,821)	$(117,671)	$(98,438)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(118,929)	$(96,483)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense on liability related to sale of future royalties	12,856	—
Non-cash royalty revenue related to sale of future royalties	(6,895)	—
Stock-based compensation	12,015	14,501
Depreciation and amortization	10,595	11,424
Impairment of long-lived assets	1,675	—
Other non-cash transactions	641	967
Changes in operating assets and liabilities:
Accounts receivable	1,027	12,188
Inventory	(4,098)	(3,388)
Other assets	10,593	(1,750)
Accounts payable	(401)	(4,200)
Accrued compensation	(120)	2,508
Accrued expenses	(465)	6,238
Accrued clinical trial expenses	1,247	1,468
Deferred revenue	(3,430)	(12,320)
Other liabilities	1,309	(2,681)

Net cash used in operating activities	(82,380)	(71,528)

Cash flows from investing activities:
Purchases of investments	(126,609)	(627,529)
Restricted cash	(25,000)	—
Maturities of investments	202,768	290,810
Sales of investments	5,378	218,660
Purchases of property and equipment	(5,744)	(8,294)

Net cash provided by (used in) investing activities	50,793	(126,353)

Cash flows from financing activities:
Payments of loan and capital lease obligations	(1,773)	(1,431)
Proceeds from issuance of senior secured notes, net of $4.4 million of issuance costs	78,006	—
Repayment of convertible subordinated notes	(172,407)	—
Proceeds from sale of future royalties, net of $4.4 million of transaction costs	119,588	—
Issuance of common stock, net of issuance costs	3,177	224,072

Net cash provided by financing activities	26,591	222,641

Effect of exchange rates on cash and cash equivalents	22	493

Net (decrease) increase in cash and cash equivalents	(4,974)	25,253
Cash and cash equivalents at beginning of period	15,312	17,755

Cash and cash equivalents at end of period	$10,338	$43,008

Supplemental disclosure of cash flows information:
Cash paid for interest	$9,010	$9,592

Retirement of convertible subordinate notes in exchange for senior secured notes	$42,548	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

Our research and development activities have required significant resources to date and are expected to continue to require significant resources. As a result, we expect to continue to incur substantial losses and negative cash flows from operations in the future. We have financed our operations primarily through cash from licensing, collaboration and manufacturing agreements and financing transactions. At September 30, 2012, we had approximately $354.3 million in cash, cash equivalents, and investments in marketable securities and $152.0 million in indebtedness. The indebtedness includes $125.0 million in aggregate principal amount of 12.0% senior secured notes due July 15, 2017 which we issued during the three months ended September 30, 2012, but excludes our long-term liability relating to the sale of future royalties. As is further described in Note 5, this royalty obligation liability will not be settled in cash, but we may be required to make a payment of up to $7.0 million in 2014 if certain performance targets are not met. During the three months ended September 30, 2012, we retired $215.0 million in aggregate principal amount of our previously outstanding convertible subordinated notes.

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

Our Condensed Consolidated Financial Statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting our consolidated financial results. Translation gains and losses are included in accumulated other comprehensive income (loss) in the stockholders’ equity section of the Condensed Consolidated Balance Sheets. To date, such cumulative currency translation adjustments have not been material to our consolidated financial position.

On January 1, 2012, we were required to adopt new accounting guidance related to the presentation of comprehensive income that prohibits the presentation of other comprehensive income (OCI) in the statement of stockholders’ equity and instead, provides the option of presenting OCI in a continuous statement of comprehensive income or as two separate consecutive statements. Our comprehensive loss consists of our net loss plus our foreign currency translation gains and losses and unrealized holding gains and losses on available-for-sale securities, neither of which were significant during the three and nine months ended September 30, 2012 and 2011. This change had no impact on our financial position or results of operations.

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

Revenue, expenses, assets, and liabilities can vary during each quarter of the year. The results and trends in these interim Condensed Consolidated Financial Statements are not necessarily indicative of the results to be expected for the full year or any other periods.

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

Significant Concentrations

Our customers are primarily pharmaceutical and biotechnology companies that are located in the U.S. and Europe. Our accounts receivable balance contains billed and unbilled trade receivables from product sales and royalties, as well as time and materials based billings from collaborative research and development agreements. We provide for an allowance for doubtful accounts by reserving for specifically identified doubtful accounts. We generally do not require collateral from our customers. We perform a regular review of our customers’ payment histories and associated credit risk. We have not experienced significant credit losses from our accounts receivable and our allowance for doubtful accounts was not significant at either September 30, 2012 or December 31, 2011.

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

Revenue

We enter into arrangements with pharmaceutical and biotechnology collaboration partners that may involve multiple deliverables. Our arrangements may contain one or more of the following elements: upfront fees, contract research and development, milestone payments, manufacturing and supply payments, royalties, and license fees. Each deliverable in the arrangement is evaluated to determine whether it meets the criteria to be accounted for as a separate unit of accounting or whether it should be combined with other deliverables. Revenue is recognized separately for each element.

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

Generally, we are entitled to royalties from our partners based on the net sales of their approved drugs that are marketed and sold in one or more countries where we hold royalty rights. We recognize royalty revenue when the cash is received or when the royalty amount to be received is estimable and collection is reasonably assured. With respect to the non-cash royalties from our liability related to sale of future royalties described at Note 5, revenues are recognized during the period in which the related royalty report is received, which occurs in the quarter after the applicable product sales are made.

License, collaboration and other

Upfront fees received by us in collaboration arrangements that include future obligations, such as manufacturing and supply obligations, under our license and collaborative agreements are recognized ratably over our expected performance period under each respective collaboration arrangement. We make our best estimate of the period over which we expect to fulfill our performance obligations, which may include technology transfer assistance, research activities, clinical development activities, and manufacturing activities from development through the commercialization of the product. Given the uncertainties of these collaboration arrangements, significant judgment is required to determine the duration of the performance period.

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

Our license and collaboration agreements with our partners provide for payments to us upon the achievement of development milestones, such as the completion of clinical trials or regulatory submissions, approvals by health authorities, and commercial launches of drugs. Given the challenges inherent in developing and obtaining regulatory approval for drug products and in achieving commercial launches, there was substantial uncertainty whether any such milestones would be achieved at the time of execution of these licensing and collaboration agreements. In addition, we evaluated whether the development milestones meet the remaining criteria to be considered substantive. As a result of our analysis, we consider our remaining development milestones under all of our license and collaboration agreements to be substantive and, accordingly, we expect to recognize as revenue future payments received from such milestones only if and as each milestone is achieved.

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

For the three and nine months ended September 30, 2012 and 2011, we recorded an income tax provision for our Nektar India operations at an effective tax rate of approximately 32% for each period. The U.S. federal deferred tax assets generated from our net operating losses have been fully reserved as we believe it is not more likely than not that the benefit will be realized.

Note 2 — Cash, Cash Equivalents, and Available-For-Sale Investments

Cash, cash equivalents, and available-for-sale investments are as follows (in thousands). Included in our restricted cash and long-term investments balance on our Condensed Consolidated Balance Sheet at September 30, 2012 is $25.0 million of restricted cash required to be maintained in a separate reserve account until July 1, 2015 under the terms of our senior secured notes issued in July 2012.

	Estimated Fair Value at
	September 30, 2012	December 31, 2011
Cash and cash equivalents	$10,338	$15,312
Short-term investments	308,939	225,856
Restricted cash and long-term investments	35,022	173,768

Total cash, cash equivalents, and available-for-sale investments	$354,299	$414,936

Our portfolio of cash, cash equivalents, and available-for-sale investments includes (in thousands):

	Estimated Fair Value at
	September 30, 2012	December 31, 2011
Corporate notes and bonds	$299,457	$344,427
U.S. corporate commercial paper	12,998	9,464
Obligations of U.S. government agencies	5,001	44,230
Obligations of U.S. states and municipalities	1,505	1,503

Available-for-sale investments	318,961	399,624
Cash and money market funds	35,338	15,312

Total cash, cash equivalents, and available-for-sale investments	$354,299	$414,936

The following table summarizes our portfolio of available-for-sale investments reported as short-term and long-term investments by contractual maturity (in thousands):

	Estimated Fair Value at
	September 30, 2012	December 31, 2011
Less than one year	$308,939	$213,386
Greater than one year but less than two years	10,022	186,238

Total available-for-sale investments	$318,961	$399,624

We invest in liquid, high quality debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in securities with maturities of two years or less and maintain a weighted average maturity of one year or less. Investments in securities with remaining maturities of less than one year, or where our intent is to use the investments to fund current operations or to make them available for current operations, are classified as short-term investments.

Gross unrealized gains and losses were not significant at either September 30, 2012 or December 31, 2011. During the nine month periods ended September 30, 2012 and 2011, we sold available-for-sale securities totaling $5.4 million and $218.7 million, respectively, and realized gains and losses were not significant in any of the three and nine month periods ended September 30, 2012 and 2011. The cost of securities sold is based on the specific identification method.

All of our investments are categorized as Level 1 or Level 2, as explained in the table below. We use a market approach to value our Level 2 investments. The disclosed fair value related to our investments is based primarily on the reported fair values in our period-end brokerage statements, which are based on market prices from a variety of industry standard data providers and generally represent quoted prices for similar assets in active markets or have been derived from observable market data. We independently validate these fair values using available market quotes and other information. During the three and nine month periods ended September 30, 2012 and 2011, there were no transfers between Level 1 and Level 2 of the fair value hierarchy.

The following table represents the fair value hierarchy for our financial assets measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 (in thousands):

As of September 30, 2012:	Level 1	Level 2	Level 3	Total
Money market funds	$8,992	$—	$—	$8,992
U.S. corporate commercial paper	—	12,998	—	12,998
Corporate notes and bonds	—	299,457	—	299,457
Obligations of U.S. government agencies	—	5,001	—	5,001
Obligations of U.S. states and municipalities	—	1,505	—	1,505

Cash equivalents and available-for-sale investments	$8,992	$318,961	$—	$327,953
Cash, including restricted cash				26,346

Cash, cash equivalents, and available-for-sale investments				$354,299

As of December 31, 2011:	Level 1	Level 2	Level 3	Total

Money market funds	$13,950	$—	$—	$13,950
U.S. corporate commercial paper	—	9,464	—	9,464
Corporate notes and bonds	—	344,427	—	344,427
Obligations of U.S. government agencies	—	44,230	—	44,230
Obligations of U.S. states and municipalities	—	1,503	—	1,503

Cash equivalents and available-for-sale investments	$13,950	$399,624	$—	$413,574
Cash				1,362

Cash, cash equivalents, and available-for-sale investments				$414,936

Level 1 —	Quoted prices in active markets for identical assets or liabilities.
Level 2 —	Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 —	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Note 3 — Inventory

Inventory consists of the following (in thousands):

	September 30, 2012	December 31, 2011
Raw materials	$12,083	$9,754
Work-in-process	3,586	1,219
Finished goods	1,085	1,683

Total	$16,754	$12,656

Inventory is generally manufactured upon receipt of firm purchase orders from our collaboration partners. Inventory includes direct materials, direct labor, and manufacturing overhead and is determined on a first-in, first-out basis. Raw materials include manufactured intermediate materials which are subsequently combined with other materials to make work-in-process and finished goods inventory. Inventory is stated at the lower of cost or market and is net of reserves determined using specific identification plus an estimated reserve for defective or excess inventory based on historical experience or projected usage.

Note 4 — Senior Secured Notes Due July 2017

On July 11, 2012, we issued $125.0 million in aggregate principal amount of senior secured notes (Senior Notes) with the entire principal amount due on July 15, 2017. The Senior Notes bear interest at 12.0% per annum payable in cash semi-annually in arrears on January 15 and July 15 of each year, beginning January 15, 2013. The Senior Notes are secured by a first-priority lien on substantially all of our assets. In connection with this transaction, we retired $42.5 million of principal amount of our convertible subordinated notes in exchange for the same principal amount of Senior Notes. As a result of these transactions, we received cash of $82.5 million, less approximately $4.4 million in transaction costs, of which $25.0 million is required to be maintained in a restricted account until July 1, 2015 and which is included in restricted cash and long-term investments on our Condensed Consolidated Balance Sheet at September 30, 2012. Given that the Senior Notes were recently issued in July 2012, we believe the carrying amount of the Senior Notes is consistent with its fair value at September 30, 2012.

The Senior Notes contain customary covenants, including covenants that limit or restrict our ability to incur liens, incur indebtedness, and make certain restricted payments, but do not contain covenants related to future financial performance. The Senior Notes are callable by us at any time, subject to certain prepayment premiums and conditions. If we experience certain change of control events, the holders of the Senior Notes will have the right to require us to purchase all or a portion of the Senior Notes at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the date of purchase. In addition, upon certain asset sales, we may be required to offer to use the net proceeds thereof to purchase some of the Senior Notes at 100% of the principal amount thereof, plus accrued and unpaid interest to the date of purchase.

We used the proceeds from the issuance of the Senior Notes and our existing cash to repay the remaining $172.4 million in principal amount of our convertible subordinated notes in full at maturity on September 28, 2012.

Note 5 — Liability Related to Sale of Future Royalties

On February 24, 2012, we entered into a Purchase and Sale Agreement (the Purchase and Sale Agreement) with RPI Finance Trust (RPI), an affiliate of Royalty Pharma, pursuant to which we sold, and RPI purchased, our right to receive royalty payments (the Royalty Entitlement) arising from the worldwide net sales, from and after January 1, 2012, of (a) CIMZIA®, under Nektar’s license, manufacturing and supply agreement with UCB Pharma (UCB), and (b) MIRCERA®, under Nektar’s license, manufacturing and supply agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (together referred to as Roche). We received an aggregate cash purchase price for the Royalty Entitlement of $124.0 million. As part of this sale, we incurred approximately $4.4 million in transaction costs, which will be amortized to interest expense over the estimated life of the Purchase and Sale Agreement. As a result of our ongoing manufacturing and supply obligations related to the generation of these royalties and as is further described below, although we sold all of our rights to receive royalties from the CIMZIA® and MIRCERA® products, we will continue to account for these royalties as revenue and recorded the $124.0 million in proceeds from this transaction as a liability.

The following table shows the activity within the liability account:

Nine months ended September 30, 2012
Liability related to sale of future royalties—beginning balance	$—
Proceeds from sale of future royalties	124,000
Non-cash interest expense	12,641
CIMZIA® and MIRCERA® royalties	(6,895)

Total liability related to sale of future royalties	129,746
Less: current portion	(3,000)

Liability related to sale of future royalties, non-current portion:	$126,746

We determined that we have significant continuing involvement in the generation of the future royalty payments to be received by RPI related to CIMZIA® and MIRCERA® through our ongoing manufacturing and supply obligations related to these products. As a result, we recorded the $124.0 million as a long-term liability (Royalty Obligation) on our Condensed Consolidated Balance Sheet that will be amortized using the interest method over the estimated life of the Purchase and Sale Agreement. The discounted cash flow model used to estimate the fair value of the rights sold to RPI requires us to make estimates regarding, among other things, the assumptions market participants would make regarding the timing, probability and amount of future royalties, as well as the appropriate financial discount rates. We consider the assumptions and estimates used in this analysis to fall within Level 3 of the fair value hierarchy. We believe the carrying amount of the Royalty Obligation is consistent with its fair value at September 30, 2012.

As a result of this liability accounting, even though the royalties from UCB and Roche are remitted directly to RPI starting in the second quarter of 2012 for royalties arising from product sales in the first quarter of 2012, we will continue to record revenue for these royalties. We recognize royalties from net sales of CIMZIA® and MIRCERA® upon notification of the actual royalty amount, which occurs in the quarter after those sales are made. During the nine months ended September 30, 2012, we recognized $9.6 million in aggregate royalties from net sales of CIMZIA® and MIRCERA®, of which the $2.7 million recognized in the three months ended March 31, 2012 was retained by us as these amounts resulted from royalties on product sales in the fourth quarter of 2011 and the $6.9 million recognized in the six month period ended September 30, 2012 was remitted by UCB and Roche directly to RPI as these amounts resulted from product sales in the first and second quarters of 2012.

As royalties are remitted to RPI from Roche and UCB, the balance of the Royalty Obligation will be effectively repaid over the life of the agreement. In order to determine the amortization of the Royalty Obligation, we are required to estimate the total amount of future royalty payments to be received by RPI and payments we are required to make to RPI as noted below, if any, over the life of the agreement. The sum of these amounts less the $124.0 million proceeds we received will be recorded as interest expense over the life of the Royalty Obligation. Since inception, our estimate of this total interest expense resulted in an effective annual interest rate of approximately 17%. We will periodically assess the estimated royalty payments to RPI from UCB and Roche and to the extent such payments are greater or less than our initial estimates, or the timing of such payments is materially different than our original estimates, we will adjust the amortization of the Royalty Obligation. There are a number of factors that could materially affect the amount and timing of royalty payments from CIMZIA® and MIRCERA®, most of which are not within our control. Such factors include, but are not limited to, changing standards of care, the introduction of competing products, manufacturing or other delays, biosimilar competition, intellectual property matters, adverse events that result in governmental health authority imposed restrictions on the use of the drug products, and other events or circumstances that could result in reduced royalty payments from CIMZIA® and MIRCERA®, all of which would result in a reduction of non-cash royalty revenues and the non-cash interest expense over the life of the Royalty Obligation. Conversely, if sales of CIMZIA® and MIRCERA® are more than expected, the non-cash royalty revenues and the non-cash interest expense recorded by us would be greater over the term of the Royalty Obligation.

Pursuant to the Purchase and Sale Agreement, we are required to pay to RPI (a) $3.0 million if certain worldwide net sales thresholds of MIRCERA® for the 12 month period ending on December 31, 2012 are not achieved and (b) up to an additional $7.0 million if certain worldwide net sales thresholds of MIRCERA® for the 12 month period ending on December 31, 2013 are not achieved. The Purchase and Sale Agreement grants RPI the right to receive certain reports and other information relating to the Royalty Entitlement and contains other representations and warranties, covenants and indemnification obligations that are customary for a transaction of this nature. In particular, if we breach our obligations under the Purchase and Sale Agreement, we could be required to pay damages to RPI that are not limited to the purchase price we received in the sale transaction. As of September 30, 2012, we have concluded that it is probable that the minimum 2012 MIRCERA® net sales threshold will not be met and, therefore, we expect to make the $3.0 million payment to RPI described above in early 2013. The liability for this expected $3.0 million payment is included in other current liabilities on our Condensed Consolidated Balance Sheet at September 30, 2012.

Note 6 — Commitments and Contingencies

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

On November 18, 2009, the Research Foundation of the State University of New York (SUNY) filed an action against Nektar in the United States District Court for the Northern District of New York. SUNY seeks to recover amounts it alleges it is owed pursuant to a technology licensing contract between Nektar and SUNY. We dispute SUNY’s claims. Discovery in the matter has closed and cross motions for summary judgment (including Nektar’s motion for summary judgment dismissing the action) were filed in October 2012. The motions are fully briefed and are currently sub judice. In the event the action survives Nektar’s motion, we expect that a trial would be scheduled in the first half of 2013. We believe that SUNY’s claims are without merit. No reasonable estimate of the possible loss or range of loss can be made at this time and no liabilities have been recorded for this matter on our Consolidated Balance Sheets as of September 30, 2012 or December 31, 2011.

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

As part of the sale of our royalty interest in the CIMZIA® and MIRCERA® products, we and RPI made representations and warranties and entered into certain covenants and ancillary agreements which are supported by indemnity obligations. Additionally, as part of our pulmonary asset sale to Novartis, we and Novartis made representations and warranties and entered into certain covenants and ancillary agreements which are supported by an indemnity obligation. In the event it were determined that we breached certain of the representations and warranties or covenants and agreements made by us in any such agreements, we could incur substantial indemnification liabilities depending on the timing, nature, and amount of any such claims.

To date we have not incurred costs to defend lawsuits or settle claims related to these indemnification obligations. If any of our indemnification obligations is triggered, we may incur substantial liabilities. Because the aggregate amount of any potential indemnification obligation is not a stated amount, the overall maximum amount of any such obligations cannot be reasonably estimated. No liabilities have been recorded for these obligations on our Condensed Consolidated Balance Sheets at either September 30, 2012 or December 31, 2011.

Note 7 — License and Collaboration Agreements

We have entered into various license agreements and collaborative research, development and commercialization agreements with pharmaceutical and biotechnology companies. Under these arrangements, we are entitled to receive license fees, upfront payments, milestone payments, royalties, sales milestones, payment for the manufacture and supply of our proprietary PEGylation materials and/or reimbursement for research and development activities. All of our collaboration agreements are generally cancelable by our partners without significant financial penalty. Our costs of performing these services are generally included in research and development expense, however, costs for product sales to our collaboration partners are included in cost of goods sold.

In accordance with these agreements, we recognized license, collaboration and other revenue as follows (in thousands):

		Three months ended September 30,		Nine months ended September 30,
Partner	Drug or Drug Candidate	2012	2011	2012	2011
Baxter Healthcare	Hemophilia	$741	$3,556	$5,794	$4,486
Roche	PEGASYS® and MIRCERA®	2,011	1,283	5,134	3,849
Amgen, Inc.	Neulasta®	1,250	1,250	3,750	3,750
Affymax, Inc.	Omontys®	198	2,440	2,610	3,343
Bayer Healthcare LLC	BAY41-6551 (Amikacin Inhale)	714	750	2,257	2,250
Other		1,218	7,567	4,645	11,997

License, collaboration, and other revenue		$6,132	$16,846	$24,190	$29,675

As of September 30, 2012, our collaboration agreements with partners included potential future amounts payable to us for development milestones totaling approximately $161.1 million, including amounts from our agreements with Bayer and Baxter described below. In addition, we are entitled to receive up to $235.0 million and $75.0 million of contingent payments described below related to NKTR-118 and NKTR-119, respectively, based on development and regulatory events to be pursued and completed solely by AstraZeneca.

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

As of September 30, 2012, we are entitled to up to $28.0 million of development milestones related to Hemophilia A upon achievement of certain development objectives, as well as sales milestones upon achievement of annual sales targets and royalties based on annual worldwide net sales of products resulting from this agreement. This Hemophilia A program includes BAX-855, which is currently in Phase 1/2 development and which Baxter has targeted to start Phase 3 development by the end of 2012. In prior years, we received upfront payments under the Baxter agreement totaling $4.0 million and $5.0 million related to Hemophilia A and Hemophilia B programs, respectively. As of September 30, 2012, we have deferred revenue of $1.4 million relating to the Hemophilia A program, which we expect to recognize through September 2016, the estimated end of our obligations under this agreement.

In May 2012, Baxter notified us that they intended to cease all future research activities under our agreement related to Hemophilia B. As a result, in the three months ended June 30, 2012, we recognized the remaining $3.9 million deferred revenue balance related to the Hemophilia B program since we have no ongoing or additional performance obligations.

Roche: PEGASYS® and MIRCERA®

In February 1997, we entered into a license, manufacturing and supply agreement with Roche, under which we granted Roche a worldwide, exclusive license to certain intellectual property related to our proprietary PEGylation materials used in the manufacture and commercialization of PEGASYS®. As a result of Roche exercising a license extension option in December 2009, Roche has the right to manufacture all of its requirements for our proprietary PEGylation materials for PEGASYS® and we perform additional manufacturing, if any, only on an as-requested basis. In connection with Roche’s exercise of the license extension option in December 2009, we received a payment of $31.0 million. As of September 30, 2012, we have deferred revenue of approximately $16.7 million related to this agreement, which we expect to recognize through December 2015, the period through which we are required to provide back-up manufacturing and supply services related to PEGASYS®.

In February 2012, we entered into a toll-manufacturing agreement with Roche under which we will manufacture the proprietary PEGylation material used by Roche to produce MIRCERA®. Roche entered into the toll-manufacturing agreement with the objective of establishing us as a secondary back-up source on a non-exclusive basis. Under the terms of the toll-manufacturing agreement, Roche agreed to pay us an upfront payment of $5.0 million and will pay a total of up to $22.0 million in performance-based milestone payments upon our achievement of certain manufacturing readiness, validation and production milestones, including the delivery of specified quantities of PEGylation materials, all of which are scheduled to be completed by the end of January 2013. Roche will also pay us additional consideration for any future orders of the PEGylation materials for MIRCERA® beyond the initial quantities scheduled to be manufactured through January 2013. Roche may terminate the toll-manufacturing agreement due to an uncured material default by us. As of September 30, 2012, we have received $16.0 million in upfront and milestone payments under this agreement. There is a risk that we will not achieve the remaining $11.0 million milestone on a timely basis or at all, however we currently expect that we will be able to successfully complete it.

We analyzed the milestone payments under the agreement and determined that they did not meet the criteria for revenue recognition under the milestone method as a result of our continuing manufacturing obligations. We have identified our back-up manufacturing obligation through December 2016 and the delivery of PEGylation materials specified in the agreement in 2012 and early 2013 as the units of accounting in the arrangement. We made our best estimate of the selling prices for these deliverables and have allocated the expected $27.0 million consideration to these items based on the relative selling price method. As of September 30, 2012, we have recognized revenue of $2.3 million related to this agreement. As of September 30, 2012, we have deferred revenue of approximately $13.7 million, which we expect to recognize through December 2016, the estimated end of our obligations under this agreement.

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

As of September 30, 2012, we have deferred revenue of approximately $40.4 million related to this agreement, which we expect to recognize through October 2020, the estimated end of our obligations under this agreement.

Affymax, Inc.: OMONTYS®

In April 2004, we entered into a license, manufacturing and supply agreement with Affymax, Inc. (Affymax) under which we provided Affymax with a worldwide, non-exclusive license under certain of our proprietary PEGylation technology to develop, manufacture and commercialize OMONTYS® (peginesatide). On March 27, 2012, the U.S. Food and Drug Administration (FDA) approved OMONTYS® to treat anemia in patients with chronic kidney disease on dialysis and OMONTYS® sales were initiated in the second quarter of 2012. Under our agreement, Affymax is obligated to purchase its entire requirements of the proprietary PEGylation materials required to manufacture OMONTYS® exclusively from Nektar. Affymax is responsible for all clinical development, regulatory and commercialization expenses. We are entitled to royalties based on annual worldwide net sales of OMONTYS®. For a certain period of time, we will share a portion of our future royalty payments with Enzon Pharmaceuticals, Inc.

In addition, as a result of the FDA’s approval of OMONTYS®, we earned a $2.0 million milestone payment. Under our milestone method revenue recognition policy, this substantive milestone was recognized in its entirety upon achievement in March 2012. We have previously received other milestone and related payments under our agreement with Affymax and, as of September 30, 2012, we have deferred revenue of approximately $7.3 million, which we expect to recognize through March 2022, the estimated period through which we are required to provide manufacturing and supply services.

Bayer Healthcare LLC: BAY41-6551 (Amikacin Inhale)

In August 2007, we entered into a co-development, license and co-promotion agreement with Bayer Healthcare LLC (Bayer) to develop a specially-formulated inhaled Amikacin. We are responsible for development and manufacturing and supply of the nebulizer device included in the Amikacin product. Bayer is responsible for most future clinical development and commercialization costs, all activities to support worldwide regulatory filings, approvals and related activities, further development of Amikacin Inhale and final product packaging and distribution. We received an upfront payment of $40.0 million in 2007 and performance milestone payments of $20.0 million, of which $10.0 million will be used to reimburse Bayer for Phase 3 clinical trial costs. We are entitled to up to $60.0 million of development milestones upon achievement of certain development objectives, as well as sales milestones upon achievement of annual sales targets and royalties based on annual worldwide net sales of Amikacin Inhale. As of September 30, 2012, we have deferred revenue of approximately $25.2 million related to this agreement, which we expect to recognize through July 2021, the estimated end of our obligations under this agreement.

AstraZeneca AB: NKTR-118 and NKTR-119

In September 2009, we entered into a license agreement with AstraZeneca AB (AstraZeneca), under which we granted AstraZeneca a worldwide, exclusive, perpetual, royalty-bearing, and sublicensable license under our patents and other intellectual property to develop, market, and sell NKTR-118 and NKTR-119. AstraZeneca is responsible for all costs associated with research, development and commercialization and is responsible for all drug development and commercialization decisions for NKTR-118 and NKTR-119. AstraZeneca paid us an upfront payment of $125.0 million, which we received in the fourth quarter of 2009 and which was fully recognized as of December 31, 2010. We are entitled to receive up to $235.0 million and $75.0 million of contingent payments related to NKTR-118 and NKTR-119, respectively, based on development events to be pursued and completed solely by AstraZeneca. In particular, if AstraZeneca files for regulatory approval of NKTR-118 with the FDA and the European Medicines Agency (EMA), Nektar will be entitled to $95.0 million of these payments. We will be entitled to the remaining $140.0 million of these payments if NKTR-118 is approved by the FDA and EMA and commercial launch is achieved in the U.S. and one major country in the European Union. In addition, we are also entitled to sales milestone payments and royalties based on annual worldwide net sales of NTKR-118 and NKTR-119 products. During the three and nine months ended September 30, 2012 and 2011, we did not earn significant revenues from this arrangement.

Note 8 — Impairment of Long Lived Assets

In an effort to reduce ongoing operating costs and improve our organizational structure, efficiency and productivity, in March 2012, we announced a plan to consolidate our U.S.-based research activities at our existing San Francisco location and to cease the use of and sell one of our buildings located in Huntsville, Alabama that was dedicated to research activities. As a result, we performed a preliminary analysis of the fair value of the land, building and related improvements based primarily on available market data. Based upon this analysis, we concluded that the combined carrying value of the land and building exceeded fair value and we recorded an impairment loss of $1.7 million in March 2012. No further impairment losses were recorded in the quarters ended June 30, 2012 and September 30, 2012, however, until we dispose of these assets, we will update our analysis of their fair value on a regular basis and such updates could result in further impairment charges in future periods.

Note 9 — Stock-Based Compensation

Total stock-based compensation expense was recognized in our Condensed Consolidated Financial Statements as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Cost of goods sold	$353	$295	$1,121	$957
Research and development expense	1,670	2,020	5,296	6,109
General and administrative expense	1,957	2,504	5,598	7,435

Total stock-based compensation	$3,980	$4,819	$12,015	$14,501

During the three months ended September 30, 2012 and 2011, we granted 434,060 and 331,480 stock options, respectively. The weighted average grant-date fair value of options granted during the three months ended September 30, 2012 and 2011 was $4.78 per share and $2.79 per share, respectively.

During the nine months ended September 30, 2012 and 2011, we granted 3,416,780 and 2,723,445 stock options, respectively. The weighted average grant-date fair value of options granted during the nine months ended September 30, 2012 and 2011 was $3.91 per share and $5.30 per share, respectively.

As a result of stock issuances under our equity compensation plans, during the three months ended September 30, 2012 and 2011, we issued 292,485 and 121,705 common shares, respectively, and during the nine months ended September 30, 2012 and 2011, we issued 587,421 and 909,181 common shares, respectively.

Note 10 — Net Loss Per Share

Basic net loss per share is calculated based on the weighted-average number of common shares outstanding during the periods presented. For all periods presented in the accompanying Condensed Consolidated Statements of Operations, the net loss available to common stockholders is equal to the reported net loss. Basic and diluted net loss per share are the same due to our historical net losses and the requirement to exclude potentially dilutive securities which would have an anti-dilutive effect on net loss per share. During the three months ended September 30, 2012, we retired our $215.0 million in principal amount of convertible subordinated notes in full. As a result, there are no potentially dilutive convertible notes outstanding as of September 30, 2012. The weighted average of these potentially dilutive securities has been excluded from the diluted net loss per share calculation and is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Stock options	14,301	14,471	13,836	11,423

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our most advanced proprietary product candidate, naloxegol (NKTR-118), is a peripheral opioid antagonist that is currently being evaluated in Phase 3 clinical studies for the treatment of opioid-induced constipation (OIC). We are a party to an exclusive worldwide license agreement with AstraZeneca for the global development and commercialization of naloxegol and NKTR-119. NKTR-119 is an early stage research and development program that is designed to combine various opioids with naloxegol. The core Phase 3 clinical development program for naloxegol, which AstraZeneca calls the KODIAC program, is comprised of four clinical trials which are designed to investigate the safety and efficacy of naloxegol for the treatment of OIC in patients with non-cancer related pain. The outcome and timing of the naloxegol development program will have a substantial impact on our financial condition as we are entitled to up to $235.0 million in regulatory filing and commercial launch milestones. In the event AstraZeneca submits regulatory approval filings with the U.S. Food and Drug Administration (FDA) and the European Medicines Agency (EMA), we would be entitled to $95.0 million in milestone payments. We would be entitled to the remaining $140.0 million of milestone payments if naloxegol is approved by the FDA and EMA and commercial launch is achieved in the U.S. and one major country in the European Union (EU). Following the commercial launch of naloxegol, we are entitled to significant and escalating double-digit royalties varying by country of sale and based on the level of annual net sales. As a result, the outcome of the KODIAC program and AstraZeneca’s future advancement of the naloxegol program is critical to our business prospects and financial position.

Our second most advanced proprietary drug candidate, etirinotecan pegol (NKTR-102), is a next-generation topoisomerase I inhibitor. NKTR-102 is currently being evaluated as a single-agent therapy in a Phase 3 open-label, randomized, multicenter clinical study in patients with metastatic breast cancer. This Phase 3 clinical study, which we call the BEACON study (BrEAst Cancer Outcomes with NKTR-102), is scheduled to enroll approximately 840 patients with metastatic breast cancer that have previously received treatment with an anthracycline, a taxane, and capecitabine. The BEACON study will require a substantial investment over the next two and one-half years. In November 2012, NKTR-102 was designated by the FDA as a Fast Track development program for the treatment of patients with locally recurrent or metastatic breast cancer progressing after treatment with an anthracycline, a taxane, and capecitabine. We are also in the process of completing an expanded Phase 2 clinical study for NKTR-102 in patients with platinum-resistant ovarian cancer. We are currently in the process of continuing patient follow-up activities as well as compiling and performing verification procedures on the data we have to date. Final results from this study and communication with government health authorities in both the United States and EU will guide our future development and regulatory strategy for NKTR-102 in ovarian cancer. In addition, a Phase 2 clinical study for NKTR-102 in patients with metastatic colorectal cancer is still enrolling patients.

We also have a significant collaboration with Bayer Healthcare LLC (Bayer) for Amikacin Inhale, an inhaled solution of amikacin, an aminoglycoside antibiotic, that has completed Phase 2 development. Preparations for a Phase 3 clinical study are continuing. This program is significantly behind schedule due to our plan with Bayer to finalize the design of the nebulizer device for commercial manufacturing prior to initiating Phase 3 clinical development, with the objective of commencing a Phase 3 clinical study as soon as possible following completion of this work. Bayer has selected a third party contract research organization for this study and preparation activities are underway. If we can successfully complete the remaining clinical manufacturing and related stability testing activities, we and Bayer currently expect the Phase 3 clinical study to start in the first quarter of 2013. We expect to continue to make significant investments over the next two years to establish the clinical and commercial manufacturing capability for the Amikacin Inhale nebulizer device.

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

Key Developments and Trends in Liquidity and Capital Resources

At September 30, 2012, we had approximately $354.3 million in cash, cash equivalents, and investments in marketable securities and $152.0 million in indebtedness. The indebtedness includes $125.0 million in aggregate principal amount of 12.0% senior secured notes due July 15, 2017 which we issued during the three months ended September 30, 2012, but excludes our long-term liability relating to the sale of future royalties. As is further described in Note 5, this royalty obligation liability will not be settled in cash, but we may be required to make a payment of up to $7.0 million in 2014 if certain performance targets are not met. During the three months ended September 30, 2012, we retired $215.0 million in aggregate principal amount of our previously outstanding convertible subordinated notes. As of September 30, 2012, we had at least twelve months of working capital to fund our current business plans. We expect the clinical development of our proprietary drug candidates including NKTR-102, NKTR-061, NKTR-181, and NKTR-192 will require significant investment in order to continue to advance in clinical development with the objective of entering into a collaboration partnership or obtaining regulatory approval. However, we have no credit facility or any other sources of committed capital. In addition, while in the past we have received a number of significant payments from license and collaboration agreements and other significant transactions, we do not currently anticipate completing new transactions with substantial upfront payments in the near -term. Our current business plan is also subject to significant uncertainties and risks as a result of, among other factors, expenses being higher than anticipated, unplanned expenses, cash receipts being lower than anticipated, and the need to satisfy contingent liabilities including litigation matters and indemnification obligations.

The availability and terms of various financing alternatives substantially depend on the success or failure of our drug development programs including naloxegol (NKTR-118), BAX-855, Amikacin Inhale, NKTR-102, NKTR-181, and NKTR-192. The availability and terms of financing alternatives and any future significant payments from existing or new collaborations all depend on the positive outcome of ongoing or planned clinical studies, whether we or our partners are successful in obtaining health authority approvals in major markets, and if approved, the commercial success of these drugs. In particular, we are entitled to up to $235.0 million of regulatory and commercial launch milestones under our license agreement with AstraZeneca, $95.0 million of which is related to AstraZeneca submitting regulatory approval filings for naloxegol with the FDA and EMA. In the event we do not enter into any new collaboration partnerships with significant up-front payments or do not receive the naloxegol regulatory milestones in 2013, we could be required to reduce spending and delay or curtail some of our research and development programs or pursue financing alternatives. In the event we determine to explore financing alternatives, our objective would be to first pursue financing alternatives that are not dilutive to the ownership of our common stock security holders. However, if non-dilutive financing alternatives are not available to us on commercially reasonable terms or at all, we could be required to pursue dilutive equity-based financing alternatives such as an offering of convertible debt or common stock.

Results of Operations

Three and Nine Months Ended September 30, 2012 and 2011

Revenue (in thousands, except percentages)

	Three months ended September 30, 2012	Three months ended September 30, 2011	Increase / (Decrease) 2012 vs. 2011	Percentage Increase / (Decrease) 2012 vs. 2011
Product sales and royalties	$12,280	$10,222	$2,058	20%
License, collaboration and other	6,132	16,846	(10,714)	(64)%

Total revenue	$18,412	$27,068	$(8,656)	(32)%

	Nine months ended September 30, 2012	Nine months ended September 30, 2011	Increase / (Decrease) 2012 vs. 2011	Percentage Increase / (Decrease) 2012 vs. 2011
Product sales and royalties	$35,855	$26,023	$9,832	38%
License, collaboration and other	24,190	29,675	(5,485)	(18)%

Total revenue	$60,045	$55,698	$4,347	8%

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

Product sales and royalties

Product sales include cost-plus and fixed price manufacturing and supply agreements with our collaboration partners. The timing of product shipments is based on the demand and requirements of our collaboration partners and is not ratable throughout the year. We recognize royalty revenue from certain of our collaboration partners based on their net sales of commercial products.

Product sales and royalties increased during the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011 primarily due to a $0.7 million and $6.2 million increase in product sales, respectively, as a result of increased product demand from our collaboration partners and a $1.4 million and $3.6 million increase in royalties, respectively, as a result of the increase in royalties received from UCB Pharma’s CIMZIA® and Roche’s MIRCERA® product sales.

In February 2012, we sold all of our rights to receive future royalty payments on CIMZIA® and MIRCERA®. As described in Note 5 to our Condensed Consolidated Financial Statements, this royalty sale transaction has been recorded as a liability that amortizes over the estimated royalty payment period. As a result of this liability accounting, even though the royalties from UCB and Roche are remitted directly to the purchaser of these royalty interests starting in the second quarter of 2012 for royalties arising from product sales in the first quarter of 2012, we will continue to record revenue for these royalties. During the three and nine months ended September 30, 2012, we recognized $3.4 million and $9.6 million in aggregate royalties from net sales of CIMZIA® and MIRCERA®, of which the $2.7 million recognized in the three months ended March 31, 2012 was retained by us as these amounts resulted from product sales in the fourth quarter of 2011 and the $6.9 million recognized in the six months ended September 30, 2012 was remitted directly to RPI as these amounts resulted from product sales in the first two quarters of 2012. During the three and nine months ended September 30, 2011, we recognized $2.1 million and $5.7 million in aggregate royalties from net sales of CIMZIA® and MIRCERA®. We expect royalties to increase throughout 2012 as compared to 2011.

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

License, collaboration and other revenue for the three months ended September 30, 2012 decreased compared to the three months ended September 30, 2011 primarily due to the recognition in the three months ended September 30, 2011 of a $5.0 million license fee from a license agreement signed in September 2011 and $4.5 million in development milestones achieved under two existing collaboration agreements.

License, collaboration and other revenue for the nine months ended September 30, 2012 decreased compared to the nine months ended September 30, 2011 primarily due to the recognition in the nine months ended September 30, 2011 of the $5.0 million license fee and $4.5 million in development milestones noted above partially offset by the recognition in the nine months ended September 30, 2012 of the remaining $3.9 million deferred revenue balance as a result of Baxter’s decision to cease all activities under our collaboration agreement related to their Hemophilia B program.

Cost of Goods Sold and Product Gross Margin (in thousands, except percentages)

	Three months ended September 30, 2012	Three months ended September 30, 2011	Increase / (Decrease) 2012 vs. 2011	Percentage Increase / (Decrease) 2012 vs. 2011
Cost of goods sold	$7,228	$5,038	$2,190	43%
Product gross profit	$5,052	$5,184	$(132)	(3)%
Product gross margin	41%	51%

	Nine months ended September 30, 2012	Nine months ended September 30, 2011	Increase / (Decrease) 2012 vs. 2011	Percentage Increase / (Decrease) 2012 vs. 2011
Cost of goods sold	$23,138	$16,441	$6,697	41%
Product gross profit	$12,717	$9,582	$3,135	33%
Product gross margin	35%	37%

Cost of goods sold increased during the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011 primarily due to a $0.7 million and $6.2 million increase in product sales in the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011, respectively.

Product gross profit and product gross margin include revenue from product sales and royalties. Product gross profit in the three months ended September 30, 2012 is consistent with that in the three months ended September 30, 2011. The increase in product gross profit during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 is primarily attributable to the increase in royalties. Product gross margin decreased in the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011 primarily due to the mix of products sold.

We expect product gross margin to fluctuate in future periods depending on the level and mix of manufacturing orders from our customers due to the fixed cost base associated with our manufacturing activities.

Research and Development Expense (in thousands, except percentages)

	Three months ended September 30, 2012	Three months ended September 30, 2011	Increase / (Decrease) 2012 vs. 2011	Percentage Increase / (Decrease) 2012 vs. 2011
Research and development expense	$34,016	$31,018	$2,998	10%

	Nine months ended September 30, 2012	Nine months ended September 30, 2011	Increase / (Decrease) 2012 vs. 2011	Percentage Increase / (Decrease) 2012 vs. 2011
Research and development expense	$102,302	$93,464	$8,838	9%

Research and development expense consists primarily of personnel costs (including salaries, benefits, and stock-based compensation), clinical study costs, direct costs of outside research, materials, supplies, licenses and fees. Research and development expense also includes certain overhead allocations consisting of various support and facilities related costs. Research and development expense is not expected to be ratable over the four quarters of the year. We expect research and development expense to increase throughout the remainder of 2012 compared to 2011 as we continue to advance our pipeline of drug candidates. In particular, we expect to incur significant costs on the NKTR-102 Phase 3 BEACON study as well as on the NKTR-181 Phase 2 clinical study that we initiated in July 2012.

Research and development expense increased during the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011 primarily due to our NKTR-102 Phase 3 BEACON study initiated in December 2011.

Other than as described in the Overview section above, there have been no material changes to the status of clinical programs in the nine months ended September 30, 2012 from the activities discussed in our Annual Report on Form 10-K for the year ended December 31, 2011 on file with the Securities and Exchange Commission.

General and Administrative Expense (in thousands, except percentages)

	Three months ended September 30, 2012	Three months ended September 30, 2011	Increase / (Decrease) 2012 vs. 2011	Percentage Increase / (Decrease) 2012 vs. 2011
General and administrative expense	$10,068	$12,350	$(2,282)	(18)%

	Nine months ended September 30, 2012	Nine months ended September 30, 2011	Increase / (Decrease) 2012 vs. 2011	Percentage Increase / (Decrease) 2012 vs. 2011
General and administrative expense	$30,750	$35,262	$(4,512)	(13)%

General and administrative expense includes the cost of administrative staffing, business development, marketing, finance and legal activities. General and administrative expense decreased during the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011 primarily as a result of a payment obligation incurred in the three months ended September 30, 2011 related to the settlement of a commercial litigation matter as well as decreases in non-cash stock-based compensation expense.

Interest Expense (in thousands, except percentages)

	Three months ended September 30, 2012	Three months ended September 30, 2011	Increase / (Decrease) 2012 vs. 2011	Percentage Increase / (Decrease) 2012 vs. 2011
Interest expense on notes and capital leases	$5,605	$2,543	$3,062	>100%
Non-cash interest expense on liability related to sale of future royalties	5,579	—	5,579	>100%

Total interest expense	$11,184	$2,543	$8,641	>100%

	Nine months ended September 30, 2012	Nine months ended September 30, 2011	Increase / (Decrease) 2012 vs. 2011	Percentage Increase / (Decrease) 2012 vs. 2011
Interest expense on notes and capital leases	$10,592	$7,698	$2,894	38%
Non-cash interest expense on liability related to sale of future royalties	12,856	—	12,856	>100%

Total interest expense	$23,448	$7,698	$15,750	>100%

The increase in interest expense for the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011 is attributable to the interest expense recorded for the royalty sale transaction and the senior secured notes. On February 24, 2012, we sold all of our rights to receive future royalty payments on CIMZIA® and MIRCERA® in exchange for $124.0 million. As described in Note 5 to our Condensed Consolidated Financial Statements, this royalty sale transaction has been recorded as a liability that amortizes over the estimated royalty payment period as CIMZIA® and MIRCERA® royalties are remitted directly to the purchaser. We impute interest on the transaction and record interest expense at the effective interest rate, which we currently estimate to be approximately 17%. There are a number of factors that could materially affect the estimated interest rate and we will assess this estimate on a periodic basis.

On July 11, 2012, we issued $125.0 million of 12% senior secured notes maturing on July 15, 2017. In connection with this transaction, we retired a principal amount of $42.5 million of our $215.0 million in aggregate principal amount of 3.25% convertible subordinated notes in exchange for $42.5 million in principal amount of senior secured notes. We repaid the remaining $172.4 million in principal amount of convertible subordinated notes in full at maturity on September 28, 2012.

As a result of the royalty sale transaction and the issuance of the senior secured notes, we expect interest expense in 2012 to increase significantly from 2011.

Liquidity and Capital Resources

At September 30, 2012, we had approximately $354.3 million in cash, cash equivalents, and investments in marketable securities and $152.0 million in indebtedness. The indebtedness includes $125.0 million in aggregate principal amount of 12.0% senior secured notes due July 15, 2017, but excludes our long-term liability relating to the sale of future royalties. As is further described in Note 5 to our Condensed Consolidated Financial Statements, this royalty obligation liability will not be settled in cash, but we may be required to make a payment of up to $7.0 million in 2014 if certain performance targets are not met. On July 11, 2012, we issued $125.0 million in aggregate principal amount of senior secured notes. In connection with this transaction, we retired a principal amount of $42.5 million of our $215.0 million in aggregate principal amount of 3.25% convertible subordinated notes in exchange for $42.5 million in principal amount of senior secured notes. As a result of these transactions, we received cash of $82.5 million, less approximately $4.4 million in transaction costs, of which $25.0 million is required to be maintained in a restricted reserve account until July 1, 2015. On September 28, 2012, we repaid the remaining $172.4 million in principal amount on the convertible subordinated notes.

As of September 30, 2012, we had at least twelve months of working capital to fund our current business plans. We expect the clinical development of our proprietary drug candidates including NKTR-102, NKTR-061, NKTR-181, and NKTR-192 will require significant investment in order to continue to advance in clinical development with the objective of entering into a collaboration partnership or obtaining regulatory approval. However, we have no credit facility or any other sources of committed capital. In addition, while in the past we have received a number of significant payments from license and collaboration agreements and other significant transactions, we do not currently anticipate completing new transactions with substantial upfront payments in the near -term. Our current business plan is also subject to significant uncertainties and risks as a result of, among other factors, expenses being higher than anticipated, unplanned expenses, cash receipts being lower than anticipated, and the need to satisfy contingent liabilities including litigation matters and indemnification obligations.

The availability and terms of various financing alternatives substantially depend on the success or failure of our drug development programs including naloxegol (NKTR-118), BAX-855, Amikacin Inhale, NKTR-102, NKTR-181, and NKTR-192. The availability and terms of financing alternatives and any future significant payments from existing or new collaborations all depend on the positive outcome of ongoing or planned clinical studies, whether we or our partners are successful in obtaining health authority approvals in major markets, and if approved, the commercial success of these drugs. In particular, we are entitled to up to $235.0 million of regulatory and commercial launch milestones under our license agreement with AstraZeneca, $95.0 million of which is related to AstraZeneca submitting regulatory approval filings for naloxegol with the FDA and EMA. In the event we do not enter into any new collaboration partnerships with significant up-front payments or do not receive the naloxegol regulatory milestones in 2013, we could be required to reduce spending and delay or curtail some of our research and development programs or pursue financing alternatives. In the event we determine to explore financing alternatives, our objective would be to first pursue financing alternatives that are not dilutive to the ownership of our common stock security holders. However, if non-dilutive financing alternatives are not available to us on commercially reasonable terms or at all, we could be required to pursue dilutive equity-based financing alternatives such as an offering of convertible debt or common stock.

Due to the potential for continued uncertainty in the credit markets in 2012 and thereafter, we may experience reduced liquidity with respect to some of our investments in marketable securities. These investments are generally held to maturity, which is less than two years. However, if the need arises to liquidate such securities before maturity, we may experience losses on liquidation. At September 30, 2012, the average time to maturity of the investments held in our portfolio was approximately five months and the maturity of any single investment did not exceed twenty-four months. To date we have not experienced any liquidity issues with respect to these securities, but if such issues arise, we may be required to hold some, or all, of these securities until maturity. We believe that, even allowing for potential liquidity issues with respect to these securities, our remaining cash, cash equivalents, and investments will be sufficient to meet our anticipated cash needs for at least the next twelve months.

Cash flows from operating activities

Cash flows used in operating activities for the nine months ended September 30, 2012 totaled $82.4 million, which includes $100.9 million of net operating cash uses, including $6.7 million for interest payments on our convertible subordinated notes, partially offset by the receipt of $18.5 million from collaboration agreements. Because of the nature and timing of certain cash receipts and payments, net cash utilization is not expected to be ratable over the four quarters of the year. We expect cash flows used in operating activities, excluding upfront payments received, if any, will increase throughout the remainder of 2012 compared to the same period in 2011 as a result of increased spending on our research and development programs.

Cash flows used in operating activities for the nine months ended September 30, 2011 totaled $71.5 million, which includes $96.0 million of net operating cash uses, including $7.0 million for a semi-annual interest payment on our convertible subordinated notes, partially offset by the receipt of $24.5 million from collaboration agreements executed in prior years, of which $16.5 million was included in accounts receivable at December 31, 2010 resulting from an upfront payment obligation arising from an amendment to one of our manufacturing and supply agreements to extend the supply term and provide for a manufacturing transition.

Cash flows from investing activities

We purchased $5.7 million and $8.3 million of property and equipment in the nine months ended September 30, 2012 and 2011, respectively.

Under the terms of our issuance of senior secured notes in July 2012, $25.0 million of the proceeds from this transaction is required to be maintained in a separate reserve account until July 1, 2015.

Cash flows from financing activities

On February 24, 2012, we sold all of our rights to receive future royalty payments on CIMZIA® and MIRCERA® in exchange for $124.0 million. As part of this sale, we incurred approximately $4.4 million in transaction costs.

On July 11, 2012, we issued $125.0 million of senior secured notes maturing on July 15, 2017. As part of this transaction, we incurred approximately $4.4 million in issuance costs. In connection with this transaction, we retired the principal amount of $42.5 million of our $215.0 million in aggregate principal amount of convertible subordinated notes in exchange for $42.5 million in principal amount of the senior secured notes. On September 28, 2012, we repaid the remaining $172.4 million in principal amount of the convertible subordinated notes.

On January 24, 2011, we completed a public offering of our common stock with gross proceeds of approximately $220.4 million. As part of the public offering, we incurred approximately $0.6 million in legal and accounting fees, filing fees, and other offering expenses.

We received $3.2 million and $4.3 million, respectively, from issuances of common stock to employees during the nine months ended September 30, 2012 and 2011.

Contractual Obligations

There were no material changes during the nine months ended September 30, 2012 to the summary of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2011 on file with the Securities and Exchange Commission other than the Purchase and Sale Agreement entered into on February 24, 2012, with respect to the sale of our royalty interests in CIMZIA® and MIRCERA® as described in Note 5 to our Condensed Consolidated Financial Statements, and the senior secured notes issued in July 2012 and the convertible subordinated notes retired in the three months ended September 30, 2012 as described in Note 4 to our Condensed Consolidated Financial Statements.

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

Revenue

On January 1, 2011, we adopted on a prospective basis Accounting Standards Update (ASU) 2009-13, which amends the criteria to identify separate units of accounting within Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements.” In the nine months ended September 30, 2012, we entered into our first arrangement that requires accounting under this guidance. Under this guidance, at the inception of each new multiple-element arrangement or the material modification of an existing multiple-element arrangement, we allocate arrangement consideration to all units of accounting based on the relative selling price method, generally based on our best estimate of selling price (ESP). The objective of ESP is to determine the price at which we would transact a sale if the product or service was sold on a stand-alone basis. We determine ESP for the elements in our collaboration arrangements by considering multiple factors including, but not limited to, technical complexity of the performance obligation and similarity of elements to those performed under previous arrangements. Since we apply significant judgment in arriving at the ESPs, any material changes would significantly affect the allocation of the total consideration to the different elements of a multiple element arrangement.

Non-cash Interest Expense on Liability Related to Sale of Future Royalties

In February 2012, we sold all of our rights to receive future royalty payments on CIMZIA® and MIRCERA®. Although we are required to make payments to the purchaser of these royalty interests only in certain situations, including the event of our breach of a representation, warranty or covenant in the Purchase and Sale Agreement that gives rise to a liability in accordance with the terms and conditions of such agreement, this royalty sale transaction was recorded as a liability (Royalty Obligation) that we will amortize using the interest method over the estimated life of the Purchase and Sale Agreement. As a result, we impute interest on the transaction and record interest expense at the estimated interest rate. Our estimate of the interest rate under the agreement is based on the amount of royalty payments to be received by RPI over the life of the arrangement and payments we may be required to make to RPI under the agreement, if any. We will periodically assess the expected royalty payments to RPI from UCB and Roche using a combination of historical results and forecasts from market data sources. To the extent such payments are greater or less than our initial estimates, or the timing of such payments is materially different than our original estimates, we will adjust the amortization of the Royalty Obligation. There are a number of factors that could materially affect the amount and timing of royalty payments from CIMZIA® and MIRCERA®, most of which are not within our control. Such factors include, but are not limited to, changing standards of care, the introduction of competing products, manufacturing or other delays, biosimilar competition, intellectual property matters, adverse events that result in governmental health authority imposed restrictions on the use of the drug products, and other events or circumstances that result in reduced royalty payments from CIMZIA® and MIRCERA®, all of which would result in a reduction of non-cash royalty revenues and non-cash interest expense over the life of the Royalty Obligation. Conversely, if sales of CIMZIA® and MIRCERA® are higher than expected, non-cash royalty revenues and non-cash interest expense would also be greater over the term of the Royalty Obligation.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our market risks at September 30, 2012 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011 on file with the Securities and Exchange Commission.

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

Changes in Internal Control Over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. However, there was no change in our internal control over financial reporting that occurred in the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Investors in Nektar Therapeutics should carefully consider the risks described below before making an investment decision. The risks described below may not be the only ones relating to our company. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011. Additional risks that we currently believe are immaterial may also impair our business operations. Our business, results of operations, financial condition, cash flows and future prospects and the trading price of our common stock and our abilities to repay our senior secured notes could be harmed as a result of any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2011, including our consolidated financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission (SEC).

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

Drug development is a highly uncertain scientific and medical endeavor, and failure can unexpectedly occur at any stage of clinical development. Typically, there is a high rate of attrition for drug candidates in preclinical and clinical trials due to scientific feasibility, safety, efficacy, changing standards of medical care and other variables. The risk of failure increases for our drug candidates that are based on new technologies, such as the application of our advanced polymer conjugate technology to small molecules, including NKTR-118, NKTR-119, NKTR-102, NKTR-181, NKTR-192 and other drug candidates currently in discovery research or preclinical development. The failure of one or more of our drug candidates could have a material adverse effect on our business, financial condition and results of operations.

Even with success in preclinical testing and previously completed clinical trials, the risk of clinical failure for any drug candidate remains high prior to regulatory approval.

A number of companies have suffered significant unforeseen failures in late stage clinical studies due to factors such as inconclusive efficacy results and adverse medical events, even after achieving positive results in earlier clinical studies that were satisfactory both to them and to reviewing government health authorities. While the NKTR-118, NKTR-102, and Amikacin Inhale drug candidates have each demonstrated positive results from Phase 2 clinical studies, there is a substantial risk that Phase 3 clinical study outcomes from these drug candidates from larger patient populations will not demonstrate positive efficacy, safety or other clinical outcomes sufficient to support regulatory filings and achieve regulatory approval. Phase 3 clinical study outcomes remain very unpredictable and it is possible that one or more of these Phase 3 clinical studies could fail at any time due to efficacy, safety or other important clinical findings or regulatory requirements. If one or more of these drug candidates fail in Phase 3 clinical studies, it would have a material adverse effect on our business, financial condition and results of operations.

If we or our partners do not obtain regulatory approval for our drug candidates on a timely basis, or at all, or if the terms of any approval impose significant restrictions or limitations on use, our business, results of operations and financial condition will be negatively affected.

We or our partners may not obtain regulatory approval for drug candidates on a timely basis, or at all, or the terms of any approval (which in some countries includes pricing approval) may impose significant restrictions or limitations on use. Drug candidates must undergo rigorous animal and human testing and an extensive FDA mandated or equivalent foreign government health authority review process for safety and efficacy. The drug development process generally takes a number of years and requires the expenditure of substantial resources. The time required for completing testing and obtaining approvals is uncertain, and the FDA and other U.S. and foreign regulatory agencies have substantial discretion, at any phase of development, to terminate clinical studies, require additional clinical development or other testing, delay or withhold registration and marketing approval and mandate product withdrawals, including recalls. In addition, undesirable side effects caused by our drug candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restricted label or the delay or denial of regulatory approval by regulatory authorities. For example, we understand that the FDA is exploring whether there is any evidence of a potential cardiovascular class effect related to opioid withdrawal associated with mu-opioid antagonists and naloxegol is a mu-opioid antagonist. Although AstraZeneca is conducting comprehensive safety studies for naloxegol as part of the KODIAC development program, the health authorities retain significant discretion over regulatory requirements which remain very uncertain and difficult to predict prior to obtaining approval.

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

As of September 30, 2012, we had cash, cash equivalents, and investments in marketable securities valued at approximately $354.3 million and indebtedness of approximately $152.0 million, including approximately $125.0 million in senior secured notes due July 2017, $15.2 million in capital lease obligations, and $11.8 million of other liabilities. In addition, at September 30, 2012, we had a $126.7 million liability related to the sale of future royalties. While this royalty obligation liability will not be settled in cash, we may be required to make a payment of up to $7.0 million in 2014 if certain performance targets are not met. While we believe that our cash position will be sufficient to meet our liquidity requirements through at least the next 12 months, our future capital requirements will depend upon numerous unpredictable factors, including:

•

the cost, timing and outcomes of clinical studies and regulatory reviews of our proprietary drug candidates that we have licensed to our collaboration partners (e.g. naloxegol licensed to AstraZeneca);

•

if and when we receive potential milestone payments and royalties from our existing collaborations if the drug candidates subject to those collaborations achieve clinical, regulatory or commercial success, in particular, if the KODIAC development program is successful and AstraZeneca submits regulatory filings with the FDA and the European Medicines Agency for naloxegol, we will be entitled to $95.0 million in milestone payments;

•	the progress, timing, cost and results of our clinical development programs — in particular our Phase 3 BEACON study for NKTR-102 and our Phase 2 clinical study for NKTR-181;

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

We are a party to certain significant agreements including an asset purchase agreement with Novartis pursuant to which we sold a significant portion of our pulmonary business at the end of 2008, the worldwide exclusive license agreement with AstraZeneca related to the further development and commercialization of naloxegol and NKTR-119, and the purchase and sale agreement related to the sale of our royalty interests in UCB’s CIMZIA® and Roche’s MIRCERA® that we completed in February 2012. Each of these agreements contains complex representations and warranties, covenants and indemnification obligations that could result in substantial future liability and harm our financial condition if we breach any of our agreements with AstraZeneca or Novartis or any third party agreements impacted by these complex transactions.

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

For the nine months ended September 30, 2012, we reported a net loss of $118.9 million. If and when we achieve profitability depends upon a number of factors, including the timing and recognition of milestone payments and royalties received, the timing of revenue under our collaboration agreements, the amount of investments we make in our proprietary product candidates and the regulatory approval and market success of our product candidates. We may not be able to achieve and sustain profitability.

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

There are several competitors for our proprietary product candidates currently in development. For Amikacin Inhale, the current standard of care includes several approved intravenous antibiotics for the treatment of either hospital-acquired pneumonia or ventilator-associated pneumonia in patients on mechanical ventilators. For naloxegol , there are currently several alternative therapies used to address opioid-induced constipation (OIC) and opioid-induced bowel dysfunction (OBD), including subcutaneous Relistor® (methylnaltrexone bromide) and oral and rectal over-the-counter laxatives and stool softeners such as docusate sodium, senna and milk of magnesia. In addition, there are a number of companies developing potential products which are in various stages of clinical development and are being evaluated for the treatment of OIC and OBD in different patient populations, including Adolor Corporation, Progenics Pharmaceuticals, Inc. in collaboration with Salix Pharmaceuticals, Ltd., Mundipharma Int. Limited, Sucampo Pharmaceuticals, and Takeda Pharmaceutical Company Limited. For NKTR-102, there are a number of chemotherapies and cancer therapies approved today and in various stages of clinical development for ovarian and breast cancers including but not limited to: Avastin® (bevacizumab), Camptosar® (irinotecan), Doxil® (doxorubicin HCl), Ellence® (epirubicin), Gemzar® (gemcitabine), Herceptin® (trastuzumab), Hycamtin® (topotecan), Iniparib, Paraplatin® (carboplatin), and Taxol® (paclitaxel). Major pharmaceutical or biotechnology companies with approved drugs or drugs in development for these cancers include Bristol-Meyers Squibb, Eli Lilly & Co., Roche, GlaxoSmithKline plc, Johnson and Johnson, Pfizer, Inc., Sanofi Aventis, and many others. There are approved therapies for the treatment of colorectal cancer, including Eloxatin® (oxaliplatin), Camptosar® (irinotecan), Avastin® (bevacizumab), Erbitux® (cetuximab), Vectibix® (panitumumab), Xeloda® (capecitabine), Adrucil® (fluorouracil), and Wellcovorin ® (leucovorin). In addition, there are a number of drugs in various stages of preclinical and clinical development from companies exploring cancer therapies or improved chemotherapeutic agents to potentially treat colorectal cancer, including, but not limited to, products in development from Bristol-Myers Squibb Company, Pfizer, Inc., GlaxoSmithKline plc, Antigenics, Inc., F. Hoffmann-La Roche Ltd, Novartis AG, Cell Therapeutics, Inc., Neopharm Inc., Meditech Research Ltd, Alchemia Limited, Enzon Pharmaceuticals, Inc. and others.

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

Our stock price is volatile. During the three months ended September 30, 2012, based on closing bid prices on The NASDAQ Global Select Market, our stock price ranged from $7.99 to $10.78 per share. We expect our stock price to remain volatile. A variety of factors may have a significant effect on the market price of our common stock, including:

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

None, including no purchases of any class of our equity securities by us or any affiliate pursuant to any publicly announced repurchase plan in the three months ended September 30, 2012.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Except as so indicated in Exhibits 32.1 and 101, the following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Documents

10.1(1)	Nektar Therapeutics 2012 Performance Incentive Plan.

31.1(2)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(2)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

101**	The following materials from Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

(1)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K filed on July 3, 2012.
(2)	Filed herewith.
*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as otherwise stated in such filing.
**	Exhibit 101 is being furnished and, in accordance with Rule 406T of Regulation S-T, shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ JOHN NICHOLSON
John Nicholson
Senior Vice President and Chief Financial Officer
Date: November 9, 2012

By:	/s/ JILLIAN B. THOMSEN
Jillian B. Thomsen
Senior Vice President, Finance and Chief Accounting Officer
Date: November 9, 2012

EXHIBIT INDEX

Except as so indicated in Exhibits 32.1 and 101, the following exhibits are filed as part of, or incorporated by reference in, this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Documents

10.1(1)	Nektar Therapeutics 2012 Performance Incentive Plan.

31.1(2)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(2)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

101**	The following materials from Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

(1)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K filed on July 3, 2012.
(2)	Filed herewith.
*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as otherwise stated in such filing.
**	Exhibit 101 is being furnished and, in accordance with Rule 406T of Regulation S-T, shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act.