Form 10-K
period 2012-12-31
NEKTAR THERAPEUTICS
filed 2013-03-01
CIK 906709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒

The approximate aggregate market value of voting stock held by non-affiliates of the registrant, based upon the last sale price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, June 29, 2012 (based upon the closing sale price of the registrant’s common stock listed as reported on the NASDAQ Global Select Market), was approximately $922,720,854. This calculation excludes approximately 440,759 shares held by directors and executive officers of the registrant. Exclusion of these shares does not constitute a determination that each such person is an affiliate of the registrant.

As of February 21, 2013, the number of outstanding shares of the registrant’s common stock was 115,289,548.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive Proxy Statement to be filed for its 2013 Annual Meeting of Stockholders are incorporated by reference into Part III hereof. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

NEKTAR THERAPEUTICS

2012 ANNUAL REPORT ON FORM 10-K

Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of this annual report on Form 10-K, including any projections of earnings, revenue, milestone payments, royalties, sales or other financial items, any statements of the plans and objectives of management for future operations (including, but not limited to, preclinical development, clinical trials and manufacturing), any statements related to our financial condition and future working capital needs, any statements concerning proposed drug candidates, any statements regarding the timing for the start or end of clinical trials or submission of regulatory approval filings, any statements regarding future economic conditions or performance, any statements regarding the success of our collaboration arrangements or future payments that may come due to us under these arrangements, any statements regarding our plans and objectives to initiate or continue clinical trials, and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, such expectations or any of the forward-looking statements may prove to be incorrect and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, but not limited to, the risk factors set forth in Part I, Item 1A “Risk Factors” below and for the reasons described elsewhere in this annual report on Form 10-K. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof and we do not intend to update any forward-looking statements except as required by law or applicable regulations. Except where the context otherwise requires, in this annual report on Form 10-K, the “Company,” “Nektar,” “we,” “us,” and “our” refer to Nektar Therapeutics, a Delaware corporation, and, where appropriate, its subsidiaries.

Trademarks

The Nektar brand and product names, including but not limited to Nektar®, contained in this document are trademarks, registered trademarks or service marks of Nektar Therapeutics in the United States and certain other countries. This document also contains references to trademarks and service marks of other companies that are the property of their respective owners.

PART I

Item 1.	Business

We are a clinical-stage biopharmaceutical company developing a pipeline of drug candidates that utilize our PEGylation and advanced polymer conjugate technology platforms. These platforms enable the development of new molecular entities that target known mechanisms of action. Our current proprietary pipeline is comprised of drug candidates across several therapeutic areas including oncology, pain, anti-infectives and immunology. Our research and development activities involve both small molecule and biologic drug candidates. We create innovative drug candidates by using our proprietary advanced polymer conjugate technologies and expertise to modify the chemical structure of pharmacophores to create new molecular entities. Polymer chemistry is a science focused on the synthesis or bonding of polymer architectures with drug molecules to alter the properties of a molecule when it is bonded with polymers. Additionally, we may utilize established pharmacologic targets to engineer a new drug candidate relying on a combination of the known properties of these targets and our proprietary polymer chemistry technology and expertise. Our drug candidates are designed to improve the overall benefits and use of a drug for patients by improving the metabolism, distribution, pharmacokinetics, pharmacodynamics, half-life and/or bioavailability of drugs. Our objective is to apply our advanced polymer conjugate technology platform to create new drug candidates in multiple therapeutic areas that address large potential markets.

Our most-advanced proprietary drug candidate, naloxegol (formerly known as NKTR-118), is an oral peripherally-acting opioid antagonist, which has completed Phase 3 clinical studies for the treatment of opioid-induced constipation (OIC) in patients with non-cancer pain. OIC is a common side effect of prescription opioids when used for chronic pain management. In September 2009, we entered into a global license agreement with AstraZeneca AB (AstraZeneca) for the global development and commercialization of naloxegol and naloxegol fixed-dose combination products. On November 12, 2012, AstraZeneca announced positive top-line results for naloxegol from two Phase 3 clinical studies and one safety extension study. On February 26, 2013, AstraZeneca announced positive top-line results from the long-term safety clinical study of naloxegol in patients with OIC. The naloxegol fixed-dose combination program, formerly known as the NKTR-119 program, is an early stage research and development program that is designed to combine various opioids with naloxegol. AstraZeneca is responsible for all clinical, regulatory and commercialization costs for both the naloxegol drug candidate and all drug candidates within the naloxegol fixed-dose combination program.

Our second-most-advanced drug candidate, etirinotecan pegol (also known as NKTR-102), is a next-generation topoisomerase I inhibitor, currently being evaluated in a Phase 3 clinical study as a single-agent therapy for patients with metastatic breast cancer. This Phase 3 clinical study, which we call the BEACON study (BrEAst Cancer Outcomes with NKTR-102), was initiated by us in December 2011. The BEACON study is designed to enroll approximately 840 women with metastatic breast cancer who have had prior treatment with anthracycline, taxane and capecitabine in either the adjuvant or metastatic setting. Patients in the BEACON study are randomized on a 1:1 basis to receive either single-agent etirinotecan pegol or a single agent of physician’s choice. The primary endpoint of the BEACON study is overall survival, and secondary endpoints include progression-free survival and objective tumor response rate. In November 2012, the U.S. Food and Drug Administration (FDA) designated etirinotecan pegol as a Fast Track development program for the treatment of patients with locally recurrent or metastatic breast cancer progressing after treatment with an anthracycline, a taxane, and capecitabine.

In the fourth quarter of 2012, we completed a Phase 2 clinical study of single-agent etirinotecan pegol in approximately 170 women with platinum-resistant/refractory ovarian cancer. Results from this study and communication with government health authorities in both the United States (U.S.) and European Union (E.U.) will guide our future development and regulatory strategy for etirinotecan pegol in ovarian cancer. A Phase 1 study to evaluate etirinotecan pegol in combination with 5-Fluorouracil/leucovorin in refractory solid tumor cancers has also been completed, and a Phase 2 clinical trial evaluating etirinotecan pegol as a single agent in patients with metastatic colorectal cancer is enrolling patients. On August 7, 2012, we announced a Phase 2 investigator-initiated clinical study of etirinotecan pegol in patients with bevacizumab (Avastin)-resistant high-grade glioma being conducted at the Stanford Cancer Institute. On February 5, 2013, we announced a Phase 2 investigator-initiated clinical study of etirinotecan pegol in patients with metastatic and recurrent non-small cell lung cancer being conducted at the Abramson Cancer Center of the University of Pennsylvania.

Our third-most-advanced proprietary drug candidate, NKTR-181, is currently being evaluated in a Phase 2 clinical study in patients with moderate to severe chronic pain from osteoarthritis of the knee. Enrollment in this study is ongoing with a design to enroll approximately 200 patients in a randomized controlled study to receive either NKTR-181 or placebo. NKTR-181 is designed to be a novel, orally-available mu-opioid agonist molecule with a long-acting profile. The molecule has been designed to have a slow rate of entry into the brain, which is expected to reduce the attractiveness of the molecule as a target of abuse and reduce other serious central nervous system (CNS)-related side effects, such as sedation and respiratory depression, which are commonly associated with standard opioid therapies. As a new molecular structure, NKTR-181’s abuse deterrent property does not rely on a formulation approach, a common method used with opioid drugs to reduce their ease of conversion into abusable forms of an opioid. In May 2012, the development program for NKTR-181 for the treatment of moderate to severe chronic pain was granted Fast Track designation by the FDA.

We also have additional proprietary preclinical and clinical drug candidates being developed for pain relief. NKTR-192 is designed to be a novel orally available mu-opioid analgesic molecule with a short-acting profile to treat acute pain. This molecule is designed to address the serious CNS-related side effects associated with standard short-acting opioid therapies. NKTR-192 is in Phase 1 clinical development. NKTR-171 is a novel, orally-available sodium channel blocker and is being developed as a treatment for neuropathic pain. NKTR-171 is designed to be peripherally-acting in order to avoid the serious CNS-related side effects associated with existing sodium channel blockers. The product candidate is currently undergoing investigational new drug application (IND)-enabling studies in preparation for clinical studies in healthy volunteers.

We have a significant collaboration with Baxter Healthcare to identify and develop PEGylated drug candidates with the objective of providing new long-acting therapies for hemophilia patients. Under the terms of this collaboration, we are providing our PEGylation technology and expertise and Baxter is responsible for all clinical development. The first drug candidate in this collaboration, BAX 855, is a longer-acting (PEGylated) form of a full-length recombinant factor VIII (rFVIII) protein which has completed Phase 1 clinical development in patients with hemophilia A. In February 2013, Baxter initiated a Phase 3 multi-center, open-label clinical study called PROLONG-ATE that will enroll more than 100 previously treated adult patients with severe hemophilia A to assess the efficacy, safety and pharmacokinetics of BAX 855 for prophylaxis and on-demand treatment of bleeding.

We also have a significant collaboration with Bayer Healthcare LLC (Bayer) to develop BAY41-6551 (Amikacin Inhale, formerly known as NKTR-061), which is an inhaled solution of amikacin, an aminoglycoside antibiotic. We originally developed the liquid aerosol inhalation platform and NKTR-061 drug candidate and entered into a collaboration agreement with Bayer in August 2007 to further advance the drug candidate’s development and potential commercialization. The stability studies on the nebulizer device that needed to be completed prior to the start of the Phase 3 clinical study were successfully completed in February 2013. The Phase 3 clinical program is expected to be initiated by Bayer in March 2013. In 2011, Bayer achieved agreement with the FDA on the design of the planned Phase 3 clinical studies of BAY41-6551 under the Special Protocol Assessment process that is intended to support the submission of a New Drug Application (NDA) if the planned Phase 3 clinical study is successful.

We also have a number of license, manufacturing and supply agreements with leading biotechnology and pharmaceutical companies, including Affymax, Inc., Amgen Inc., MAP Pharmaceuticals, Inc., Merck & Co., Inc. (through its acquisition of Schering Plough), Pfizer Inc., F. Hoffmann-La Roche Ltd (Roche), and UCB Pharma. A total of eight products using our PEGylation technology have received regulatory approval in the U.S. or E.U., and are currently marketed by our collaboration partners. There are also a number of other products in clinical development that incorporate our advanced PEGylation and advanced polymer conjugate technologies.

On December 31, 2008, we completed the sale and transfer of certain pulmonary technology rights, certain pulmonary collaboration agreements and approximately 140 of our dedicated pulmonary personnel and operations to Novartis Pharma AG. We retained all of our rights to BAY41-6551 and our right to receive royalties on net sales of the Cipro DPI (Cipro Dry Powder Inhaler, previously called Cipro Inhale) program with Bayer Schering Pharma AG that we transferred to Novartis as part of the transaction. In August 2012, Bayer initiated a global Phase 3 program called RESPIRE for the Cipro DPI product candidate in patients with non-cystic fibrosis bronchiectasis. The two placebo-controlled trials, RESPIRE-1 and RESPIRE-2, are enrolling up to 600 patients and will evaluate Cipro DPI as a chronic, intermittent therapy over a period of 48 weeks.

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

Our Technology Platform

As a leader in the PEGylation field, we have advanced our technology platform to include new advanced polymer conjugate chemistries and polymer technologies that can be tailored in specific and customized ways with the objective of optimizing and significantly improving the profile of a wide range of molecules including many classes of drugs targeting many disease areas. PEGylation has been a highly effective technology platform for the development of therapeutics with significant commercial success, such as Amgen’s Neulasta® (pegfilgrastim) and Roche’s PEGASYS® (PEG-interferon alfa-2a). Nearly all of the PEGylated drugs approved over the last fifteen years were enabled with our PEGylation technology through our collaborations and licensing partnerships with a number of well-known biotechnology and pharmaceutical companies. PEGylation is a versatile technology as a result of polyethylene glycol (PEG) being a water soluble, amphiphilic, non-toxic, non-immunogenic compound that has been shown to safely clear from the body. Its primary use to date has been in currently approved biologic drugs to favorably alter their pharmacokinetic or pharmacodynamic properties. However, in spite of its widespread success in commercial drugs, there are some limitations with the first-generation PEGylation approaches that have been used with biologics. These techniques cannot be used successfully to create small molecule drugs which could potentially benefit from the application of the technology. Other limitations of the early applications of PEGylation technology include sub-optimal bioavailability and bioactivity, and its limited ability to be used to fine-tune properties of the drug, as well as its inability to be used to create oral drugs.

With our expertise and proprietary technology in PEGylation, we have created the next generation of PEGylation technology. Our advanced polymer conjugate technology platform is designed to overcome the limitations of the first generation of the technology platform and to allow the platform to be utilized with a broader range of molecules across many therapeutic areas. We have also developed robust manufacturing processes for generating second generation PEGylation reagents that allow us to utilize the full potential of these newer approaches.

Both our PEGylation and advanced polymer conjugate technology platforms have the potential to offer one or more of the following benefits:

•	improve efficacy or safety in certain instances as a result of better pharmacokinetics, pharmacodynamics, longer half-life and sustained exposure of the drug;

•	improve targeting or binding affinity of a drug to its target receptors with the potential to improve efficacy and reduce toxicity or drug resistance;

•	improve solubility of a drug;

•	enable oral administration of parenterally-administered drugs, or drugs that must be administered intravenously or subcutaneously, and increase oral bioavailability of small molecules;

•	prevent drugs from crossing the blood-brain barrier, or reduce their rate of passage into the brain, thereby limiting undesirable central nervous system effects;

•	reduce first-pass metabolism effects of certain drug classes with the potential to improve efficacy, which could reduce the need for other medicines and reduce toxicity;

•	reduce the rates of drug absorption and of elimination or metabolism by improving stability of the drug in the body and providing it with more time to act on its target;

•	differentially alter binding affinity of a drug for multiple receptors, improving its selectivity for one receptor over another; and

•	reduce immune response to certain macromolecules with the potential to prolong their effectiveness with repeated doses.

We have a broad range of approaches that we may use when designing our own drug candidates, some of which are further described below.

Small Molecule Stable Polymer Conjugates

Our customized approaches for small molecule polymer conjugates allows for the fine-tuning of the physicochemical and pharmacological properties of small molecule oral drugs to potentially increase their therapeutic benefit. In addition, this approach can enable oral administration of subcutaneously or intravenously delivered small molecule drugs that have low bioavailability when delivered orally. The benefits of this approach can also include: improved potency, modified biodistribution with enhanced pharmacodynamics, and reduced transport across specific membrane barriers in the body, such as the blood-brain barrier. Two primary examples of reducing transport across the blood-brain barrier are naloxegol, an orally-available peripherally-acting opioid antagonist that is in late stage clinical development in collaboration with AstraZeneca, and NKTR-171, a novel peripherally-acting sodium channel blocker that is currently in IND-enabling studies for the treatment of neuropathic pain. An additional example of the application of membrane transport, specifically slowing transport across the blood-brain barrier is NKTR-181, an orally-available mu-opioid analgesic molecule that is being evaluated in a Phase 2 clinical study in patients with moderate to severe chronic pain from osteoarthritis of the knee.

Small Molecule Pro-Drug Releasable Polymer Conjugates

The pro-drug polymer conjugation approach can be used to optimize the pharmacokinetics and pharmacodynamics of a small molecule drug to substantially increase its efficacy and improve its side effect profile. We are currently using this platform with oncolytics, which typically have sub-optimal half-lives that can limit their therapeutic efficacy. With our technology platform, we believe that these drugs can be modulated for programmed release within the body, optimized bioactivity and increased sustained exposure of active drug to tumor cells in the body. We are using this approach with the oncolytic drug candidate in our pipeline, etirinotecan pegol, a next-generation topoisomerase I-inhibitor, currently in Phase 3 clinical development in metastatic breast cancer, and Phase 2 clinical development in ovarian and colorectal cancers.

Large Molecule Polymer Conjugates (Proteins and Peptides)

Our customized approaches with large molecule polymer conjugates have enabled numerous successful PEGylated biologics on the market today. Based on our knowledge of the technology and biologics, our scientists have designed novel hydrolyzable linkers that in many cases can be used to optimize bioactivity. Through rational drug design, a protein or peptide’s pharmacokinetics and pharmacodynamics can be substantially improved and its half-life can be significantly extended. An example of this is BAX 855, a longer-acting (PEGylated) form of a full-length recombinant factor VIII (rFVIII) protein, which is currently being evaluated in Phase 3 clinical development in collaboration with Baxter for the treatment of hemophilia A.

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

Our Strategy

The key elements of our business strategy are described below:

Advance Our Proprietary Clinical Pipeline of Drug Candidates that Leverage Our PEGylation and Advanced Polymer Conjugate Platform

Our objective is to create value by advancing our lead drug candidates through various stages of clinical development. To support this strategy, over the past five years we have significantly expanded and added expertise to our internal preclinical, clinical development and regulatory departments. A key component of our development strategy is to potentially reduce the risks and time associated with drug development by capitalizing on the known safety and efficacy of approved drugs as well as established pharmacologic targets and drugs directed to those targets. For many of our novel drug candidates, we may seek to study the drug candidates in indications for which the parent drugs have not been studied or approved. We believe that the improved characteristics of our drug candidates will provide meaningful benefit to patients compared to the existing therapies. In addition, in certain instances we have the opportunity to develop new treatments for patients for which the parent drugs are not currently approved.

Ensure Future Growth of our Proprietary Pipeline through Internal Research Efforts and Advancement of our Preclinical Drug Candidates into Clinical Trials

We believe it is important to maintain a diverse pipeline of new drug candidates to continue to build on the value of our business. Our discovery research organization is continuing to identify new drug candidates by applying our technology platform to a wide range of molecule classes, including small molecules and large proteins, peptides and antibodies, across multiple therapeutic areas. We continue to advance our most promising research drug candidates into preclinical development with the objective to advance these early stage research programs to human clinical studies over the next several years.

Enter into Strategic and High-Value Partnerships to Bring Certain of Our Drug Candidates to Market

We decide on a drug candidate-by-drug candidate basis how far to advance clinical development (e.g. Phase 1, 2 or 3) and whether to commercialize products on our own, or seek a partner, or pursue a combination of these approaches. For example, in December 2010, we decided that we would move etirinotecan pegol (NKTR-102) into Phase 3 clinical development in metastatic breast cancer prior to completing a collaboration partnership for this drug candidate. When we determine to seek a partner, our strategy is to enter into collaborations with leading pharmaceutical and biotechnology companies to fund further clinical development, manage the global regulatory filing process, and market and sell drugs in one or more geographies. The options for future collaboration arrangements range from comprehensive licensing and commercialization arrangements to co-promotion and co-development agreements with the structure of the collaboration depending on factors such as the structure of economic risk sharing, the cost and complexity of development, marketing and commercialization needs, therapeutic area and geographic capabilities.

Continue to Build a Leading Intellectual Property Estate in the Field of PEGylation and Polymer Conjugate Chemistry across Therapeutic Modalities

We are committed to continuing to build on our intellectual property position in the field of PEGylation and polymer conjugate chemistry. To that end, we have a comprehensive patent strategy with the objective of developing a patent estate covering a wide range of novel inventions including among others, polymer materials, conjugates, formulations, synthesis, therapeutic areas, methods of treatment and methods of manufacture.

Nektar Proprietary Drug Candidates in Clinical Development

The following table summarizes our proprietary drug candidates that are being developed by us or in collaboration with other pharmaceutical companies. The table includes the type of molecule or drug, the target indications for the drug candidate, and the status of the clinical development program.

Drug Candidate/Program	Target Indications	Status(1)
Naloxegol (orally available peripherally-acting mu-opioid receptor antagonist)	Opioid-induced constipation	Completed Phase 3 (Partnered with AstraZeneca AB)

Etirinotecan pegol (next-generation topoisomerase I inhibitor)	Metastatic breast cancer	Phase 3

BAY41-6551 (Amikacin Inhale, formerly NKTR-061)	Gram-negative pneumonias	Completed Phase 2 (Partnered with Bayer Healthcare LLC)*

Etirinotecan pegol	Platinum-resistant/refractory ovarian cancer	Completed Phase 2

Etirinotecan pegol	Second-line metastatic colorectal cancer in patients with the KRAS gene mutation	Phase 2

NKTR-181 (orally-available mu-opioid analgesic molecule)	Moderate to severe chronic pain	Phase 2

Etirinotecan pegol (in combination with 5-Fluorouracil/leucovorin)	Metastatic colorectal cancer	Completed Phase 1

NKTR-192 (orally-available mu-opioid analgesic molecule)	Acute pain	Phase 1

Naloxegol fixed-dose combinations (opioid/NKTR-118 combinations)	Chronic pain without constipation	Research/Preclinical (Partnered with AstraZeneca AB)

NKTR-171 (orally-available peripherally-acting sodium channel blocker)	Neuropathic pain	Research/Preclinical

NKTR-214 (cytokine immunostimulatory therapy)	Oncology	Research/Preclinical

(1)	Status definitions are:

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

Phase 2 — a drug candidate in clinical trials to establish dosing and efficacy in patients.

Phase 1 — a drug candidate in clinical trials, typically in healthy subjects, to test safety.

Research/Preclinical — a drug candidate is being studied in research by way of vitro studies and/or animal studies

*	This drug candidate uses, in part, a liquid aerosol technology platform that was transferred to Novartis by us in the pulmonary asset sale transaction that was completed on December 31, 2008. As part of that transaction, we retained an exclusive license to this technology for the development and commercialization of this drug candidate originally developed by us.

Approved Drugs and Drug Candidates Enabled By Our Technology through Licensing Collaborations

The following table outlines our collaborations with a number of pharmaceutical companies that license our intellectual property and, in some cases, purchase our proprietary PEGylation materials for their drug products. A total of eight products using our PEGylation technology have received regulatory approval in the U.S. or Europe. There are also a number of other candidates that have been filed for approval or are in various stages of clinical development. These collaborations generally contain one or more elements including a license to our intellectual property rights and manufacturing and supply agreements under which we may receive manufacturing revenue, milestone payments, and/or royalties on commercial sales of drug products.

Drug	Primary or Target Indications	Drug Marketer/Partner	Status(1)
Neulasta® (pegfilgrastim)	Neutropenia	Amgen Inc.	Approved

PEGASYS® (peginterferon alfa-2a)	Hepatitis-C	F. Hoffmann-La Roche Ltd	Approved

Somavert® (pegvisomant)	Acromegaly	Pfizer Inc.	Approved

PEG-INTRON® (peginterferon alfa-2b)	Hepatitis-C	Merck (through its acquisition of Schering-Plough Corporation)	Approved

Macugen® (pegaptanib sodium injection)	Age-related macular degeneration	Valeant Pharmaceuticals International, Inc.	Approved

CIMZIA® (certolizumab pegol)	Rheumatoid arthritis	UCB Pharma	Approved in U.S., EU and Switzerland; filed in Japan*

CIMZIA® (certolizumab pegol)	Crohn’s disease	UCB Pharma	Approved in the U.S. and Switzerland*

MIRCERA® (C.E.R.A.) (Continuous Erythropoietin Receptor Activator)	Anemia associated with chronic kidney disease in patients on dialysis and patients not on dialysis	F. Hoffmann-La Roche Ltd	Approved in U.S., EU and Japan (Launched only in the EU and Japan)**

OMONTYS® (peginesatide)	Anemia associated with chronic kidney disease (CKD) in adult patients on dialysis	Affymax, Inc.	Approved in U.S.; filed in EU (voluntary recall of product in U.S. on February 23, 2013)

LEVADEX®	Migraine	MAP Pharmaceuticals	Filed for approval in U.S.

CIMZIA® (certoluzimab pegol)	Psoriasis/Ankylosing Spondylitis	UCB Pharma	Phase 3

Cipro Dry Powder Inhaler (Cipro DPI)	Cystic fibrosis lung infections	Bayer Schering Pharma AG	Phase 3***

BAX 855 (pegylated rFVIII)	Hemophilia A	Baxter Healthcare	Phase 3

Longer-acting blood clotting proteins	Hemophilia	Baxter Healthcare	Research/Preclinical

(1)	Status definitions are:

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

Phase 2 — a drug candidate in clinical trials to establish dosing and efficacy in patients.

Phase 1 — a drug candidate in clinical trials, typically in healthy subjects, to test safety.

Research/Preclinical — a drug candidate is being studied in research by way of vitro studies and/or animal studies

*	In February 2012, we sold our rights to receive royalties on future worldwide net sales of CIMZIA® effective as of January 1, 2012.
**

Amgen Inc. prevailed in a patent lawsuit against F. Hoffmann-La Roche Ltd and as a result of this legal ruling Roche is currently prevented from marketing MIRCERA® in the U.S. until July 2014. In February 2012, we sold our rights to receive royalties on future worldwide net sales of MIRCERA® effective as of January 1, 2012 until the agreement with Roche is terminated or expires.

***	This drug candidate was developed using our proprietary pulmonary delivery technology that was transferred by us to Novartis in an asset sale transaction that closed on December 31, 2008. As part of the transaction, Novartis assumed our rights and obligations for Cipro DPI (formerly known as Cipro Inhale) under our agreements with Bayer Schering Pharma AG; however, we maintained the rights to receive royalties on commercial sales of Cipro DPI if the drug candidate is approved.

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

Overview of Selected Nektar Proprietary Drug Development Programs and Significant Partnered Drug Development Programs

Naloxegol and Naloxegol Fixed-Dose Combination Products (formerly NKTR-118 and NKTR-119), License Agreement with AstraZeneca AB

In September 2009, we entered into a global license agreement with AstraZeneca AB (AstraZeneca) pursuant to which we granted AstraZeneca a worldwide, exclusive, perpetual, royalty-bearing license under our patents and other intellectual property to develop, market and sell naloxegol and naloxegol fixed-dose combination products. Under the terms of this agreement, AstraZeneca made an initial license payment to us of $125.0 million and AstraZeneca has responsibility for all activities and bears all costs associated with research, development and commercialization for naloxegol and naloxegol fixed-dose combination products. For naloxegol, we are also entitled to up to $235.0 million upon certain filings and commercial launch milestones, and $375.0 million in sales milestones if the product achieves certain annual commercial sales levels. With respect to the $235.0 million in milestone payments due upon certain filings and commercial launch milestones for naloxegol, when filing occurs in the U.S. and in the E.U., we will be entitled to receive $95.0 million of those milestones. The remaining milestone payments are due upon the commercial launches of naloxegol in those regions. For the naloxegol fixed-dose combination products, we are also eligible to receive significant development milestones as well as significant sales milestone payments if the program achieves certain annual commercial sales levels. For both naloxegol and the fixed-dose combination products, we are also entitled to significant double-digit royalty payments, varying by country of sale and level of annual net sales. Our right to receive royalties (subject to certain adjustments) in any particular country will expire upon the later of (a) specified period of time after the first commercial sale of the product in that country or (b) the expiration of patent rights in that particular country. AstraZeneca has agreed to use commercially reasonable efforts to develop one naloxegol fixed-dose combination product and has the right to develop multiple products which combine naloxegol with other opioids.

Naloxegol is an orally-available peripherally-acting mu-opioid antagonist being investigated for the treatment of opioid-induced constipation (OIC) which is a common side effect of prescription opioid medications. Opioids attach to specific proteins called opioid receptors. When the opioids attach to certain opioid receptors in the gastrointestinal tract, constipation may occur. OIC is a result of decreased fluid absorption and lower gastrointestinal motility due to opioid receptor binding in the gastrointestinal tract. Globally, approximately 40–50% (28-35 million) patients taking opioids for long-term pain develop constipation. It is estimated that approximately 40–50% (11-18 million) of those OIC sufferers achieve the desired treatment outcomes with current options that include over-the-counter and prescription laxatives.

AstraZeneca has completed a Phase 3 clinical program for naloxegol AstraZeneca calls the KODIAC studies. The KODIAC studies (KODIAC-04, KODIAC-05, KODIAC-07 and KODIAC-08) evaluated the efficacy and safety of naloxegol for treating OIC in patients with non-cancer pain. KODIAC-04 and KODIAC-05 were replicate, multicenter- randomized, double-blind, placebo-controlled pivotal trials of 12 weeks duration that evaluated 12.5 mg and 25 mg naloxegol administered once-daily. The primary endpoint in both trials was percentage of OIC responders versus placebo over 12 weeks of treatment. The studies enrolled approximately 630 patients each. KODIAC-07 was a three-month safety extension of KODIAC-04. All three studies were conducted in patients with non-cancer pain and documented OIC, who required daily opioid therapy.

On November 12, 2012, AstraZeneca reported top-line efficacy and safety results from KODIAC-04, -05 and -07. For both KODIAC-04 and -05, the 25 mg dose of naloxegol demonstrated statistically significant results for the primary endpoint. In KODIAC-04, the 12.5 mg dose of naloxegol demonstrated statistically significant results for the primary endpoint and in KODIAC-05 the 12.5 mg dose did not meet statistical significance for the primary endpoint. The safety analyses also showed no clinically relevant imbalances in serious adverse events (SAEs), including externally adjudicated major cardiovascular events, across the three treatment arms in KODIAC-04, -05 and -07. The most common adverse events (AEs) in the naloxegol treatment arms in both trials were abdominal pain, diarrhea and nausea. In KODIAC-07, the safety extension of KODIAC-04, the occurrence of AEs and SAEs was lower than in KODIAC-04 and -05. All other common AEs were distributed similarly across the three treatment arms. In KODIAC-04 and -05 for either naloxegol dose, compared to placebo, there were no significant differences in change from baseline in mean daily pain scores or mean total daily opioid dose.

KODIAC-08 was an open-label, randomized, 52-week, long-term safety trial of naloxegol versus usual care (UC) in patients with non-cancer related pain and OIC. This trial was designed to evaluate the long-term safety and adverse event profile of naloxegol in patients taking 25 mg of naloxegol once daily, as compared to UC. In the trial, a total of 534 patients received naloxegol once daily for up to 52 weeks, while 270 patients received UC for OIC during the same treatment period. UC was defined as the investigator’s choice of an existing laxative treatment regimen for OIC. On February 26, 2013, AstraZeneca announced positive top-line results from KODIAC-08. The trial reported no imbalances in SAEs. In addition, there were a low number of major adverse cardiovascular events, as adjudicated by an independent external committee, and there was no imbalance of these events across naloxegol and UC arms. There were no increases from baseline levels in mean daily pain scores or mean total daily opioid dose in either the naloxegol or the UC arm. Additionally, there were no reports of opioid withdrawal AEs which could be attributed to naloxegol. The most commonly reported AEs occurring more frequently on naloxegol than on UC included abdominal pain, diarrhea, nausea and headache.

AstraZeneca has stated that it plans to submit an NDA filing in the U.S. and a Marketing Authorization Application (MAA) filing in the E.U. in the third quarter of 2013, pending AstraZeneca’s final preparation of the registration package and a pre-NDA meeting with the FDA. Naloxegol is currently considered a Schedule II controlled substance by the U.S. Drug Enforcement Administration (DEA) based on structural relatedness to noroxymorphone. AstraZeneca has conducted the studies necessary to evaluate the abuse potential and dependence-producing properties of naloxegol in support of obtaining decontrol. A petition for the decontrol of naloxegol was submitted to the DEA in March 2012 and subsequently accepted for review. Commercialization and launch in the U.S. will be subject to both FDA approval and DEA schedule determination. Please refer to

Item 1A, Risk Factors, including without limitation, “If we or our partners do not obtain regulatory approval for our drug candidates on a timely basis, or at all, or if the terms of any approval impose significant restrictions or limitations on use, our business, results of operations and financial condition will be negatively affected.”

Etirinotecan pegol (next generation topoisomerase I inhibitor)

We are developing etirinotecan pegol (also known as NKTR-102), a next generation topoisomerase I (topo I) inhibitor which was designed using our PEGylation technology. Etirinotecan pegol is a novel macromolecular chemotherapeutic designed to enhance the anti-cancer effects of topo I inhibition while minimizing its toxicities. Unlike irinotecan, which is a first generation topo I inhibitor that exhibits a high initial peak concentration and short half-life, etirinotecan pegol’s pro-drug design results in a lower initial peak concentration of active topo I inhibitor in the blood. The large etirinotecan pegol molecule is inactive when administered. Over time, the body’s natural enzymatic processes slowly metabolize the linkers within the molecule, continuously freeing active drug that then can work to stop tumor cell division through topo I inhibition. In preclinical models, etirinotecan pegol achieved a 300-fold increase in tumor concentration as compared to irinotecan. Because etirinotecan pegol is a large molecule, based on preclinical studies we believe that it may penetrate the leaky vasculature within the tumor environment more readily than normal vasculature, concentrating and trapping etirinotecan pegol in tumor tissue. Clinical studies have shown that etirinotecan pegol has an extended pharmacokinetic profile and remains in circulation throughout the entire chemotherapy cycle, providing sustained exposure to topo I inhibition.

Etirinotecan pegol is currently being evaluated as a single-agent therapy (145 mg/m2 every 21 days) in a Phase 3 open-label, randomized, multicenter clinical study in patients with metastatic breast cancer. This Phase 3 clinical study, which we call the BEACON study (BrEAst Cancer Outcomes with NKTR-102), was initiated in December 2011. The target enrollment for the BEACON study is 840 patients with metastatic breast cancer who have had prior treatment with anthracycline, taxane and capecitabine in either the adjuvant or metastatic setting. This study will randomize patients on a 1:1 basis to receive single-agent etirinotecan pegol or a single agent chosen from a defined set of physician’s choice alternatives. The physician’s choice single agents includes the following: ixabepilone, vinorelbine, gemcitabine, eribulin, or a taxane. Randomization is being stratified by geographic region, prior treatment with eribulin and whether or not the patient has triple negative breast cancer. The primary endpoint of the BEACON study is overall survival, and secondary endpoints include progression-free survival and objective tumor response rate. Secondary endpoints and objectives also include clinical benefit rate, duration of response, pharmacokinetic data, safety profiles, quality-of-life measurements, and pharmacoeconomic implications. Exploratory objectives of the study include collecting specific biomarker data to correlate with objective tumor response rate, progression-free survival, overall survival and selected toxicities. In November 2012, the FDA designated etirinotecan pegol as a Fast Track development program for the treatment of patients with locally recurrent or metastatic breast cancer progressing after treatment with an anthracycline, a taxane, and capecitabine.

According to the American Cancer Society and World Health Organization, more than 1.4 million women worldwide are diagnosed with breast cancer globally every year. The chance of developing invasive breast cancer at some time in a woman’s life is a little less than one in eight (12%). In 2013, the American Cancer Society estimates there will be 232,000 new cases of breast cancer in the United States. Metastatic breast cancer refers to cancer that has spread from the breast to distant sites in the body. Anthracyclines and taxanes are the among the most active and widely used chemotherapeutic agents for breast cancer, but the increased use of these agents at an early stage of disease often renders tumors resistant to these drugs by the time the disease recurs, thereby reducing the number of treatment options for metastatic disease. There are currently no FDA-approved topoisomerase I inhibitors to treat breast cancer.

Etirinotecan pegol has also completed a Phase 2 clinical study in approximately 170 patients with platinum-resistant/refractory ovarian cancer. The Phase 2 clinical study included two phases. The first phase was an open-label, randomized, study evaluating two treatment schedules of single-agent etirinotecan pegol (145 mg/m2 every 14 days or every 21 days). Each schedule originally followed a two-stage Simon design and a total of 71 patients were initially included in the study that was completed in the first half of 2010. The second phase was an expansion of patients in the every 21 day dosing schedule in women with platinum-resistant/refractory ovarian cancer who had previously received Doxil therapy. We are currently in the process of compiling and performing verification procedures on the final results from this clinical study. Results from this study and communication with government health authorities in both the U.S. and E.U. will guide our future development and regulatory strategy for etirinotecan pegol in ovarian cancer. Please refer to Item 1A, Risk Factors, including without limitation, “The results from the expanded Phase 2 clinical study for etirinotecan pegol in women with platinum-resistant/refractory ovarian cancer are unlikely to result in a review or an approval of a NDA by the FDA.”

Ovarian cancer is also a significant health problem for women worldwide. According to the American Cancer Society, in 2013, there will be an estimated 22,240 new cases of ovarian cancer diagnosed and an estimated 14,030 deaths from ovarian cancer in the United States. Ovarian cancer is the ninth most common cancer among women, excluding non-melanoma skin cancers. It ranks fifth in cancer deaths among women, accounting for more deaths than any other cancer of the female reproductive system. Historically, less than 40% of women with ovarian cancer are cured. According to the World Health Organization, about 230,000 women globally are diagnosed each year with ovarian cancer.

An etirinotecan pegol Phase 2 clinical study was initiated in June 2008 to evaluate the efficacy and safety of etirinotecan pegol monotherapy versus irinotecan in second-line metastatic colorectal cancer patients with the KRAS mutant gene. The primary endpoint of the Phase 2 clinical study in metastatic colorectal cancer is progression-free survival as compared to standard irinotecan monotherapy. According to recent data presented at the American Society of Clinical Oncology in 2010, it is estimated that up to 43.5% of colorectal cancer cases have this mutation in the KRAS gene and do not respond to EGFR-inhibitors, such as cetuximab. The Phase 2 clinical study is designed to enroll 174 patients with metastatic colorectal cancer. The study is still enrolling and patient enrollment in this study has been challenging due to the fact that the comparator arm of this study, single-agent irinotecan, is not the common standard of care for second line metastatic colorectal therapy in the U.S. or E.U. In June 2010, we started a Phase 1 dose-escalation clinical study designed to enroll up to approximately 40 patients to evaluate etirinotecan pegol in combination with 5-Fluorouracil (5-FU)/leucovorin in refractory solid tumor cancers. The chemotherapy agent 5-FU is currently used as a part of a combination treatment regimen for colorectal cancer in combination with irinotecan, which is also known as the FOLFIRI regimen. This study was completed in 2012 and established a dose of 75 mg/m2 of etirinotecan pegol in combination with a standard dose of 5-FU/leucovorin.

Colorectal cancer is the third most commonly diagnosed cancer and the third leading cause of cancer death in the U.S. According to the American Cancer Society, nearly 143,000 new cases of colon and rectal cancer will be diagnosed in the U.S. in 2013, and about 51,000 people will die annually of the disease. Worldwide, over 1.2 million people are diagnosed annually with colorectal cancer and, according to the World Health Organization, there are 690,000 deaths annually from colorectal cancers. Most metastatic colorectal cancer patients have recurrence within two years and require retreatment with chemotherapy regimens.

In addition to the clinical studies being conducted by us, there are also two investigator-initiated Phase 2 studies being conducted for etirinotecan pegol. On August 7, 2012, we announced a Phase 2 investigator-initiated clinical study of etirinotecan pegol in patients with bevacizumab (Avastin)-resistant high-grade glioma being conducted at the Stanford Cancer Institute. On February 5, 2013, we announced a Phase 2 investigator-initiated clinical study of etirinotecan pegol in patients with metastatic and recurrent non-small cell lung cancer being conducted at the Abramson Cancer Center of the University of Pennsylvania.

BAY41-6551 (Amikacin Inhale, formerly NKTR-061), Agreement with Bayer Healthcare LLC

In August 2007, we entered into a co-development, license and co-promotion agreement with Bayer Healthcare LLC (Bayer) to develop a specially-formulated Amikacin (BAY41-6551, Amikacin Inhale, formerly called NKTR-061) for the treatment of gram negative pneumonias. Under the terms of the agreement, Bayer is responsible for most future clinical development and commercialization costs, all activities to support worldwide regulatory filings, approvals and related activities, further development of formulated Amikacin and final product packaging for BAY41-6551. We are responsible for all future development, manufacturing and supply of the nebulizer device for clinical and commercial use. We have engaged third party contract manufacturers to perform our device manufacturing obligations for this program. We are entitled to up to $60.0 million in development milestone payments as well as sales milestone payments upon achievement of certain annual sales targets. We are also entitled to royalties based on annual worldwide net sales of BAY41-6551. Our right to receive these royalties in any particular country will expire upon the later of ten years after the first commercial sale of the product in that country or the expiration of certain patent rights in that particular country, subject to certain exceptions. The agreement expires in relation to a particular country upon the expiration of all royalty and payment obligations between the parties related to such country. Subject to termination fee payment obligations, Bayer also has the right to terminate the agreement for convenience. In addition, the agreement may also be terminated by either party for certain product safety concerns, the product’s failure to meet certain minimum commercial profile requirements or uncured material breaches by the other party.

Bayer currently plans to move BAY41-6551 into Phase 3 clinical development to treat Gram-negative pneumonias, including hospital-acquired (HAP), healthcare-associated, and ventilator-associated pneumonias. Gram-negative pneumonias are often the result of complications of other patient conditions or surgeries. Gram-negative pneumonias carry a mortality risk that can exceed 50% in mechanically-ventilated patients and accounts for a substantial proportion of the pneumonias in intensive care units today. BAY41-6551 is designed to be an adjunctive therapy to the current antibiotic therapies administered intravenously as standard of care. The aerosol generator within the nebulizer for BAY41-6551 delivers a fine aerosol of the antimicrobial agent directly to the site of infection in the lungs. This drug candidate can be integrated with conventional mechanical ventilators or used as a hand-held ‘off-vent’ device for patients no longer requiring breathing assistance. This drug candidate has completed Phase 2 clinical development. In 2011, Bayer received agreement with the FDA on the design of the Phase 3 clinical studies of BAY41-6551 under the Special Protocol Assessment (SPA) process that is intended to support the submission of a New Drug Application (NDA) if the Phase 3 clinical study commences and is successful.

Bayer and Nektar have completed the design of the nebulizer device for commercial production and have manufactured sufficient devices for the Phase 3 clinical studies of BAY41-6551. In November 2012, Bayer hired a contract research organization to conduct the Phase 3 program for Amikacin Inhale. The stability studies on the nebulizer device that needed to be completed prior to the start of the Phase 3 clinical study were successfully completed in February 2013. The Phase 3 clinical program is expected to be initiated by Bayer in March 2013. Please refer to Item 1A, Risk Factors, “Delays in clinical studies are common and have many causes, and any significant delay in clinical studies being conducted by us or our partners could result in delay in regulatory approvals and jeopardize the ability to proceed to commercialization.”

NKTR-181 (mu-opioid analgesic molecule for chronic pain)

NKTR-181 is an orally-available mu-opioid drug candidate in development as a long-acting analgesic to treat chronic pain. NKTR-181 is designed with the objective to address the abuse liability and serious central nervous system (CNS) side effects associated with current opioid therapies. NKTR-181 is a novel mu-opioid analgesic molecule created using Nektar’s proprietary polymer conjugate technology, which provides it with a long-acting profile and slows its entry into the CNS. Its potential differentiating properties are inherent to the design of the new molecule and as a new molecular structure. NKTR-181’s abuse deterrent property does not rely on a formulation approach to prevent its conversion into a more abusable form of an opioid. In May 2012, the development program for NKTR-181 for the treatment of moderate to severe chronic pain was granted Fast Track designation by the FDA.

In 2011, we completed two separate Phase 1 clinical studies of NKTR-181. The first study, a single-ascending dose study of NKTR-181 evaluated the pharmacokinetics and pharmacodynamics of a 50-fold range of single oral doses of NKTR-181 in 84 healthy subjects at up to 500 mg dose levels. The second study, a multiple-ascending dose study of NKTR-181 evaluated the pharmacokinetics and pharmacodynamics of four separate dose cohorts of NKTR-181 (100 mg – 400 mg) administered orally twice-daily. The study enrolled a total of 60 healthy subjects over an eight-day treatment period, and included a placebo arm (n=3) for each dose cohort. Measurements in the study included plasma concentrations-time profiles, reductions in pupil diameter, and a cold pressor test, a model of pain used in healthy subjects to measure central analgesic activity. In this multiple dose Phase 1 clinical study, NKTR-181 exhibited a sustained analgesic response. Pupillometry data from the study demonstrated that NKTR-181’s centrally-mediated opioid effects are dose-dependent and indicates that the molecule enters the brain slowly, which has the potential to reduce the euphoria and other CNS side effects that are associated with current opioids. NKTR-181 was also well-tolerated at all doses evaluated in both studies.

In July 2012, we initiated a Phase 2 clinical study to evaluate the efficacy, safety and tolerability of NKTR-181 in patients with moderate to severe chronic pain from osteoarthritis of the knee. The Phase 2 clinical study utilizes a double-blind, placebo-controlled, randomized withdrawal, enriched enrollment study design. This design includes a baseline period and a drug titration period followed by a randomized, placebo-controlled, double-blind phase of the study. Approximately 200 patients will be randomized to receive either NKTR-181 or placebo in the study. The primary endpoint of the study will be the average change in a patient’s pain score from baseline to the end of the double-blind, randomized treatment period. The study will enroll opioid-naïve patients with osteoarthritis of the knee who are not getting adequate pain relief from their current non-opioid pain medication. Patients who qualify during the baseline period will enter a titration phase, during which they will be titrated on NKTR-181 tablets administered orally twice-daily until a dose is reached that provides a reduction of at least 20% in the patient’s pain score as compared to the patient’s own baseline. Patients that achieve this level of analgesia will then be randomized on a 1:1 basis to either continue to receive their analgesic dose of NKTR-181 or to receive placebo for up to 25 days. Secondary endpoints of the study include quality-of-life assessment, sleep and motor activity scoring, as well as tolerability endpoints. In the first half of 2013, we also are planning to initiate a separate human abuse liability study for NKTR-181 as part of Phase 2 development for this product candidate. This study is designed to measure liking scores for NKTR-181 as compared to an active opioid in approximately forty non-dependent recreational opioid drug users.

According to a 2011 report from the National Academy of Sciences, chronic pain conditions, such as osteoarthritis, back pain and cancer pain, affect at least 100 million adults in the U.S. annually and contribute to over $300 billion a year in lost productivity. Opioids are considered to be the most effective therapeutic option for pain. However, opioids cause significant problems for physicians and patients because of their serious side effects such as respiratory depression and sedation, as well as the risks they pose for addiction, abuse, misuse, and diversion. The FDA has cited prescription opioid analgesics as being at the center of a major public health crisis of addiction, misuse, abuse, overdose and death. A 2010 report from the Center for Disease Control and Prevention (CDC) notes that emergency room visits tied to the abuse of prescription painkillers is at an all-time high, having increased 111 percent over a five-year period.

NKTR-192 (mu-opioid analgesic molecule for acute pain)

NKTR-192 is an orally-available mu-opioid analgesic molecule in preclinical development that is intended to be a short-acting analgesic to treat acute pain. NKTR-192 is also designed to address the abuse liability and serious CNS side effects associated with current opioid therapies. NKTR-192 is also designed to have slow entry into the CNS. Its differentiating properties are inherent to the design of the new molecule and as a new molecular structure, NKTR-192 does not rely on a formulation approach to prevent its conversion into a more abusable form of an opioid. NKTR-192 entered Phase 1 clinical development in 2012.

NKTR-171 (neuropathic pain)

NKTR-171 is a novel, orally-available sodium channel blocker and is being developed as a treatment for neuropathic pain. NKTR-171 is designed to be peripherally-acting in order to address the serious CNS-related side effects associated with existing sodium channel blockers. The product candidate is currently in investigational IND-enabling studies in preparation for clinical studies in healthy volunteers.

NKTR-214 (cytokine immunostimulatory therapy)

NKTR-214 is an engineered immunostimulatory cytokine and is being developed for the treatment of solid tumors. NKTR-214 is engineered to selectively activate IL-2 receptors on cytotoxic T cells that kill tumor cells, with relatively low affinity for IL-2 receptors on regulatory T cells that dampen the immune response to tumors. This receptor selectivity is intended to increase efficacy and improve safety over existing immunostimulatory cytokine drugs. The product candidate is currently in investigational IND-enabling studies in preparation for clinical studies in cancer patients.

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

OMONTYS® (Peginesatide), Agreement with Affymax, Inc.

In April 2004, we entered into a license, manufacturing and supply agreement with Affymax, Inc. (Affymax), under which we granted Affymax a worldwide, non-exclusive license to certain of our proprietary PEGylation technology to develop, manufacture and commercialize OMONTYS®. OMONTYS® is a synthetic PEGylated peptidic compound that binds to and stimulates the erythropoietin receptor and thus acts as an erythropoietin stimulating agent (ESA). It is the only ESA that is peptide-based and its building blocks (amino acids) are arranged in a different order than erythropoietin (i.e., it has no sequence homology to endogenous erythropoietin). The compound was discovered by Affymax and is being co-developed and marketed by Affymax and Takeda Pharmaceutical Company Limited (Takeda). In March 2012, the FDA approved OMONTYS® for the treatment of dialysis patients with anemia due to chronic kidney disease (CKD). OMONTYS® is the first once-monthly ESA for anemia in CKD for dialysis patients available in the U.S. In February 2012, Takeda announced the acceptance of a Marketing Authorization Application for OMONTYS® by the European Medicines Agency. The application is currently under review by that agency.

On February 23, 2013, Affymax and Takeda announced a voluntary recall of all lots of OMONTYS® drug product to the user level as a result of new post-marketing reports regarding serious hypersensitivity reactions, including anaphylaxis, which can be life-threatening or fatal. The FDA has been notified by Affymax of 19 reports of anaphylaxis with 3 of those cases resulting in death. The reported serious hypersensitivity reactions have occurred within 30 minutes after such administration of OMONTYS. There have been no reports of such reactions following subsequent dosing, or in patients who have completed their dialysis session. Since launch of the drug, more than 25,000 patients have received OMONTYS in the post-marketing setting.

We currently manufacture our proprietary PEGylation materials for Affymax exclusively on a fixed price basis subject to annual adjustments. In addition, Affymax is responsible for all clinical development, regulatory and commercialization expenses and we are entitled to development milestones and royalties on net sales of peginesatide. We will share a portion of our future royalty payments with Enzon Pharmaceuticals, Inc. for a specified period of time based on certain patent expiration dates. Our right to receive royalties in any particular country will expire upon the later of ten years after the first commercial sale of the product in that country or the expiration of patent rights in that particular country. The agreement expires on a country-by-country basis upon the expiration of Affymax’s royalty obligations. The agreement may also be terminated by either party for the other party’s continued material breach after expiration of a cure period or by us in the event that Affymax challenges the validity or enforceability of any patent licensed to them under the agreement.

LEVADEX®, Agreement with MAP Pharmaceuticals

In June 2004, we entered into a license agreement with MAP Pharmaceuticals, Inc. (MAP), which includes a worldwide, exclusive license, to certain of our patents and other intellectual property rights to develop and commercialize a formulation of dihydroergotamine (DHE) for administration to patients via the pulmonary or nasal delivery route, which resulted in the development of LEVADEX®. In 2006, we amended and restated this agreement. Under the terms of the agreement, we have the right to receive certain milestone payments based on development criteria that are solely the responsibility of MAP and royalties based on net sales of LEVADEX®. LEVADEX® is a self-administered formulation of DHE using an inhaler device. Our right to receive royalties in any particular country will expire upon the later of (i) 10 years after first commercial sale in that country, (ii) the date upon which the licensed know-how becomes known to the general public, and (iii) expiration of certain patent claims, each on a country-by-country basis. Either party may terminate the agreement upon a material, uncured default of the other party. On May 26, 2011, MAP submitted an NDA to the FDA for LEVADEX®. In March of 2012, the FDA issued a complete response letter identifying issues relating to chemistry, manufacturing and controls deficiencies at a third party manufacturer that needed to be resolved to the FDA’s satisfaction as well as citing the need for additional time to complete review of inhaler usability information. In December 2012, MAP announced that its NDA resubmission for LEVADEX® was accepted for filing by the FDA. The FDA set a target date of April 15, 2013 under the Prescription Drug User Fee Act (PDUFA) to complete its review of the NDA resubmission. The FDA endeavors to complete its review of NDAs by the PDUFA date but does not always do so and the FDA’s decision regarding a NDA can be delayed significantly beyond the original PDUFA date through various regulatory delays or regulatory actions. On January 22, 2013, Map entered into an agreement and plan of merger with Allergan, Inc. and a wholly-owned subsidiary of Allergan pursuant to which Allergan commenced a tender offer for all of the outstanding shares of Map. The tender offer acquisition transaction is scheduled to be completed on February 28, 2013.

BAX 855 and Long-Acting Therapies for Hemophilia A, Agreement with Subsidiaries of Baxter International

In September 2005, we entered into an exclusive research, development, license, manufacturing and supply agreement with Baxter Healthcare SA and Baxter Healthcare Corporation (Baxter) to develop products with an extended half-life for the treatment and prophylaxis of Hemophilia A patients using our proprietary PEGylation technology. The first product in this collaboration, BAX 855, is a longer-acting (PEGylated) form of a full-length recombinant factor VIII (rFVIII) protein. BAX 855 is a full-length PEGylated longer-acting recombinant factor VIII (rFVIII) that was developed to increase the half-life of ADVATE (Antihemophilic Factor (Recombinant) Plasma/Albumin-Free Method). We are entitled to up to $84.0 million in total development and sales milestone payments of which $11.0 million has been paid to date, as well as royalties on net sales varying by product and country of sale. Our right to receive these royalties in any particular country will expire upon the later of ten years after the first commercial sale of the product in that country or the expiration of patent rights in certain designated countries or in that particular country.

In 2012, Baxter completed a Phase 1 clinical study for BAX 855 that was a prospective, open-label study assessing the safety, tolerability and pharmacokinetics of BAX 855 in 19 previously treated patients age 18 years or older with severe hemophilia A. In January 2013, Baxter announced the top level results from this Phase 1 clinical study. This study demonstrated that the half-life (measuring the duration of activity of the drug in the body) of BAX 855 was approximately 1.5-fold higher compared to ADVATE. A longer half-life was achieved in all patients in the study using BAX 855, no patients developed inhibitors to either base molecule, BAX 855 or PEG, and no patients had allergic reactions. Eleven adverse events were reported in eight patients across both treatment arms, but none was serious, treatment-related or resulted in withdrawal from the study. Baxter recently initiated a Phase 3 clinical study of BAX 855 in the U.S. and patient enrollment commenced in February 2013.

The Phase 2/3 clinical study is designed as a multi-center, open-label study called PROLONG-ATE and will enroll more than 100 previously treated adult patients with severe hemophilia A to assess the efficacy, safety and pharmacokinetics of BAX 855 for prophylaxis and on-demand treatment of bleeding.

Cipro DPI (formerly known as Cipro Inhale), Agreement with Bayer Schering Pharma AG Assigned to Novartis as of December 31, 2008

We were a party to a collaborative research, development and commercialization agreement with Bayer Schering Pharma AG (Bayer) related to the development of an inhaled powder formulation of ciprofloxacin delivered by way of a dry powder inhaler, Cipro DPI (formerly known as Cipro Inhale) for the treatment of chronic lung infections caused by Pseudomonas aeruginosa in cystic fibrosis patients. On December 31, 2008, we assigned the agreement to Novartis Pharma AG in connection with the completion of the pulmonary asset sale transaction. However, we retained our economic interest in the future potential net sales royalties if Cipro DPI receives regulatory approval and is successfully commercialized by Bayer. Cipro DPI has completed Phase 2 clinical development with Bayer for the treatment of chronic lung infections. In August 2012, Bayer initiated a Phase 3 clinical study which it calls RESPIRE for Cipro DPI in patients with non-cystic fibrosis bronchiectasis. The two placebo-controlled trials, RESPIRE-1 and RESPIRE-2, are enrolling up to 600 patients and will evaluate Cipro DPI as a chronic, intermittent therapy over a period of 48 weeks.

Overview of Select Licensing Partnerships for Approved Products

Neulasta®, Agreement with Amgen, Inc.

In July 1995, we entered into a non-exclusive supply and license agreement (the 1995 Agreement) with Amgen, Inc., pursuant to which we licensed our proprietary PEGylation technology to be used in the development and manufacture of Neulasta®. Neulasta® selectively stimulates the production of neutrophils that are depleted by cytotoxic chemotherapy, a condition called neutropenia that makes it more difficult for the body to fight infections. On October 29, 2010, we amended and restated the 1995 Agreement by entering into a supply, dedicated suite and manufacturing guarantee agreement (the 2010 Agreement) and an amended and restated license agreement with Amgen Inc. and Amgen Manufacturing, Limited (together referred to as Amgen). Under the terms of the 2010 Agreement, we guarantee the manufacture and supply of our proprietary PEGylation materials (Polymer Materials) to Amgen in an existing manufacturing suite to be used exclusively for the manufacture of Polymer Materials for Amgen in our manufacturing facility in Huntsville, Alabama. This supply arrangement is on a non-exclusive basis (other than the use of the manufacturing suite and certain equipment) whereby we are free to manufacture and supply the Polymer Materials to any other third party and Amgen is free to procure the Polymer Materials from any other third party. Under the terms of the 2010 Agreement, we received a $50.0 million upfront payment in return for guaranteeing supply of certain quantities of Polymer Materials to Amgen and the Additional Rights described below, and Amgen will pay manufacturing fees calculated based on fixed and variable components applicable to the Polymer Materials ordered by Amgen and delivered by us. Amgen has no minimum purchase commitments. If quantities of the Polymer Materials ordered by Amgen exceed specified quantities (with each specified quantity representing a small portion of the quantity that we historically supplied to Amgen), significant additional payments become payable to us in return for guaranteeing supply of additional quantities of the Polymer Materials.

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

PEGASYS®, Agreement with F. Hoffmann-La Roche Ltd

In February 1997, we entered into a license, manufacturing and supply agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (Roche), under which we granted Roche a worldwide, exclusive license to use certain intellectual property related to our PEGylation materials to manufacture and commercialize a certain class of products, of which PEGASYS® is the only product currently commercialized. PEGASYS® is approved in the U.S., E.U. and other countries for the treatment of Hepatitis C and is designed to help the patient’s immune system fight the Hepatitis C virus. As a result of Roche exercising a license extension option in December 2009, beginning in 2010 Roche has the right to manufacture all of its requirements for our proprietary PEGylation materials for PEGASYS® and we supply raw materials or perform additional manufacturing, if any, only on a back-up basis. In connection with Roche’s exercise of the license extension option in December 2009, we received a payment of $31.0 million. The agreement expires on the later of January 10, 2015 or the expiration of our last relevant patent containing a valid claim.

Somavert ®, Agreement with Pfizer, Inc.

In January 2000, we entered into a license, manufacturing and supply agreement with Sensus Drug Development Corporation (subsequently acquired by Pharmacia Corp. in 2001 and then acquired by Pfizer, Inc. in 2003), for the PEGylation of Somavert® (pegvisomant), a human growth hormone receptor antagonist for the treatment of acromegaly. We currently manufacture our proprietary PEGylation reagent for Pfizer on a price per gram basis. The agreement expires on the later of ten years from the grant of first marketing authorization in the designated territory, which occurred in March 2003, or the expiration of our last relevant patent containing a valid claim. In addition, Pfizer may terminate the agreement if marketing authorization is withdrawn or marketing is no longer feasible due to certain circumstances, and either party may terminate for cause if certain conditions are met.

PEG-Intron®, Agreement with Merck (through its acquisition of Schering-Plough Corporation)

In February 2000, we entered into a manufacturing and supply agreement with Schering-Plough Corporation (Schering) for the manufacture and supply of our proprietary PEGylation materials to be used by Schering in production of a pegylated recombinant human interferon-alpha (PEG-Intron). PEG-Intron is a treatment for patients with Hepatitis C. Schering was acquired by, and became a wholly-owned subsidiary of, Merck & Co., Inc. We currently manufacture our proprietary PEGylation materials for Schering on a price per gram basis. In December 2010, the parties amended the manufacturing and supply agreement to provide for a transition plan to an alternative manufacturer and extension of the term through the successful manufacturing transition or December 31, 2018 at the latest. The amended agreement provided for a one-time payment and milestone payments as well as increased pricing for any future manufacturing performed by us.

Macugen®, Agreement with Valeant Pharmaceuticals International, Inc.

In 2002, we entered into a license, manufacturing and supply agreement with Eyetech, Inc. (subsequently acquired by Valeant Pharmaceuticals International, Inc or Valeant), pursuant to which we license certain intellectual property related to our proprietary PEGylation technology for the development and commercialization of Macugen®, a PEGylated anti-vascular endothelial growth factor aptamer currently approved in the U.S. and E.U. for age-related macular degeneration. We currently manufacture our proprietary PEGylation materials for Valeant on a price per gram basis. Under the terms of the agreement, we will receive royalties on net product sales in any particular country for the longer of ten years from the date of the first commercial sale of the product in that country or the duration of patent coverage. We share a portion of the payments received under this agreement with Enzon Pharmaceuticals, Inc. The agreement expires upon the expiration of our last relevant patent containing a valid claim. In addition, Valeant may terminate the agreement if marketing authorization is withdrawn or marketing is no longer feasible due to certain circumstances, and either party may terminate for cause if certain conditions are met.

CIMZIA®, Agreement with UCB Pharma

In December 2000, we entered into a license, manufacturing and supply agreement covering our proprietary PEGylation materials for use in CIMZIA® (certolizumab pegol) with Celltech Chiroscience Ltd., which was acquired by UCB Pharma (UCB) in 2004. Under the terms of the agreement, UCB is responsible for all clinical development, regulatory, and commercialization expenses. We have the right to receive manufacturing revenue on the basis of a fixed price per gram. We were also entitled to receive royalties on net sales of the CIMZIA® product for the longer of ten years from the first commercial sale of the product anywhere in the world or the expiration of patent rights in a particular country. In February 2012, we sold our rights to receive royalties on future worldwide net sales of CIMZIA® effective as of January 1, 2012 until the agreement with UCB is terminated or expires. This sale is further discussed in Note 7 of Item 8, Financial Statements and Supplementary Data. We share a portion of the payments we receive from UCB with Enzon Pharmaceuticals, Inc. The agreement expires upon the expiration of all of UCB’s royalty obligations, provided that the agreement can be extended for successive two year renewal periods upon mutual agreement of the parties. In addition, UCB may terminate the agreement should it cease the development and marketing of CIMZIA® and either party may terminate for cause under certain conditions.

MIRCERA ® (C.E.R.A.) (Continuous Erythropoietin Receptor Activator), Agreement with F. Hoffmann-La Roche Ltd

In December 2000, we entered into a license, manufacturing and supply agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (Roche), which was amended and restated in its entirety in December 2005. Pursuant to the agreement, we license our intellectual property related to our proprietary PEGylation materials for the manufacture and commercialization of Roche’s MIRCERA® product. MIRCERA® is a novel continuous erythropoietin receptor activator indicated for the treatment of anemia associated with chronic kidney disease in patients on dialysis and patients not on dialysis. As of the end of 2006, we were no longer required to manufacture and supply our proprietary PEGylation materials for MIRCERA® under our original agreement. In February 2012, we entered into a toll-manufacturing agreement with Roche under which we manufactured our proprietary PEGylation material for MIRCERA®. Roche entered into the toll-manufacturing agreement with the objective of establishing us as a secondary back-up source on a non-exclusive basis. Under the terms this agreement, Roche agreed to pay us an up-front payment of $5.0 million plus a total of up to $22.0 million in performance-based milestone payments upon our achievement of certain manufacturing readiness, validation and production milestones, including the delivery of specified quantities of PEGylation materials, all of which were successfully completed by the end of January 2013. Roche would also pay us additional consideration for any future orders of the PEGylation materials for MIRCERA® beyond the initial quantities ordered as part of the initial arrangement. Roche may terminate the toll-manufacturing agreement due to an uncured material default by us or for convenience under certain circumstances and subject to certain financial obligations. We were also entitled to receive royalties on net sales of the MIRCERA® product. In February 2012, we sold all of our future rights to receive royalties on future worldwide net sales of MIRCERA® effective as of January 1, 2012. This sale is further discussed in Note 7 of Item 8, Financial Statements and Supplementary Data.

Significant Developments in our Most Recent Five Year Period

Exit from the Inhaled Insulin Programs

In 1995, we entered into a collaborative development and licensing agreement with Pfizer to develop and market Exubera® and, in 2006 and 2007, we entered into a series of interim letter agreements with Pfizer to develop a next generation form of dry powder inhaled insulin and proprietary inhaler device, also known as NGI. In January 2006, Exubera® received marketing approval in the U.S. and EU for the treatment of adults with Type 1 and Type 2 diabetes. Under the collaborative development and licensing agreement, Pfizer had sole responsibility for marketing and selling Exubera®. We performed all of the manufacturing of the Exubera® dry powder insulin, and we supplied Pfizer with the Exubera® inhalers through third party contract manufacturers

(Bespak Europe Ltd. and Tech Group North America, Inc.). We recorded no revenue from Pfizer related to these activities for the years ended December 31, 2012, 2011, 2010, 2009, and 2008.

On October 18, 2007, Pfizer announced that it was exiting the Exubera® business and gave notice of termination under our collaborative development and licensing agreement. On November 9, 2007, we entered into a termination agreement and mutual release with Pfizer. Under this agreement we received a one-time payment of $135.0 million in November 2007 from Pfizer in satisfaction of all outstanding contractual obligations under our then-existing agreements relating to Exubera® and NGI. All agreements between Pfizer and us related to Exubera® and NGI, other than the termination agreement and mutual release and a related interim Exubera® manufacturing maintenance letter, terminated on November 9, 2007. In February 2008, we entered into a termination agreement with Bespak and Tech Group pursuant to which we paid an aggregate of $40.2 million in satisfaction of outstanding accounts payable and termination costs and expenses that were due under the Exubera® inhaler contract manufacturing agreement. We also entered into a maintenance agreement with both Pfizer and Tech Group to preserve key personnel and manufacturing capacity to support potential future Exubera® inhaler manufacturing if we found a new partner for the inhaled insulin program.

On April 9, 2008, we announced that we had ceased all negotiations with potential partners for Exubera® and NGI as a result of new data analysis from ongoing clinical trials conducted by Pfizer which indicated an increase in the number of new cases of lung cancer in Exubera® patients who were former smokers as compared to patients in the control group who were not former smokers. In April 2008, we ceased all spending associated with maintaining Exubera® manufacturing capacity and any further NGI development, including, but not limited to, terminating the Exubera® manufacturing capacity maintenance arrangements with Pfizer and Tech Group.

Asset Sale to Novartis

On December 31, 2008, we completed the sale of certain assets related to our pulmonary business, associated technology and intellectual property to Novartis Pharma AG and Novartis Pharmaceuticals Corporation (together referred to as Novartis) for a purchase price of $115.0 million in cash (Novartis Pulmonary Asset Sale). Under the terms of the transaction, we transferred to Novartis certain assets and obligations related to our pulmonary technology, development and manufacturing operations including:

•	dry powder and liquid pulmonary technology platform including but not limited to our pulmonary inhalation devices, formulation technology, manufacturing technology and related intellectual property;

•	capital equipment, information systems and the facility lease for our pulmonary development and manufacturing facility in San Carlos, California;

•	manufacturing and associated development services payments for the Cipro Inhale program;

•	manufacturing and royalty rights to the Tobramycin Inhalation Powder (TIP) program through the termination of our collaboration agreement with Novartis;

•	certain other interests that we had in two private companies; and

•	approximately 140 of our personnel primarily dedicated to our pulmonary technology, development programs, and manufacturing operations.

In addition, we retained all of our rights to BAY41-6551, partnered with Bayer Healthcare LLC, certain royalty rights for the Cipro DPI development program partnered with Bayer Schering Pharma AG, and certain intellectual property rights specific to inhaled insulin.

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

The approval process required by the FDA before a product using any of our technologies may be marketed in the U.S. depends on whether the chemical composition of the product has previously been approved for use in other dosage forms. If the product is a new chemical entity that has not been previously approved, the process includes the following:

•	extensive preclinical laboratory and animal testing;

•	submission of an Investigational New Drug application (IND) prior to commencing clinical trials;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for the intended indication; and

•	extensive pharmaceutical development for the characterization of the chemistry, manufacturing process and controls for the active ingredient and drug product; and

•

submission to the FDA of an NDA for approval of a drug, a Biological License Application (BLA) for approval of a biological product or a Premarket Approval Application (PMA) or Premarket Notification 510(k) for a medical device product (a 510(k)).

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

To date, our partners have generally been responsible for clinical and regulatory approval procedures, but we may participate in this process by submitting to the FDA a drug master file developed and maintained by us which contains data concerning the manufacturing processes for the inhaler device, PEGylation materials or drug. For our proprietary products, we prepare and submit an IND and are responsible for additional clinical and regulatory procedures for product candidates being developed under an IND. The clinical and manufacturing, development and regulatory review and approval process generally takes a number of years and requires the expenditure of substantial resources. Our ability to manufacture and market products, whether developed by us or under collaboration agreements, ultimately depends upon the completion of satisfactory clinical trials and success in obtaining marketing approvals from the FDA and equivalent foreign health authorities.

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

In the U.S., the FDA may grant Fast Track or Breakthrough designation to a product candidate, which allows the FDA to expedite the review of new drugs that are intended for serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs. Important features of Fast Track or Breakthrough designation include a potentially reduced clinical program and close, early communication between the FDA and the sponsor company to improve the efficiency of product development.

Patents and Proprietary Rights

We own more than 150 U.S. and 500 foreign patents and a number of pending patent applications that cover various aspects of our technologies. We have filed patent applications, and plan to file additional patent applications, covering various aspects of our PEGylation and advanced polymer conjugate technologies and our proprietary product candidates. More specifically, our patents and patent applications cover polymer architecture, drug conjugates, formulations, methods of making polymers and polymer conjugates, methods of administering polymer conjugates, and methods of manufacturing polymers and polymer conjugates. Our patent portfolio contains patents and patent applications that encompass our PEGylation and advanced polymer conjugate technology platforms, some of which we acquired in our acquisition of Shearwater Corporation in June 2001. Our patent strategy is to file patent applications on innovations and improvements to cover a significant majority of the major pharmaceutical markets in the world. Generally, patents have a term of twenty years from the earliest priority date (assuming all maintenance fees are paid). In some instances, patent terms can be increased or decreased, depending on the laws and regulations of the country or jurisdiction that issued the patent.

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

The patent positions of pharmaceutical and biotechnology companies, such as ours, are uncertain and involve complex legal and factual issues. There can be no assurance that patents that have issued will be held valid and enforceable in a court of law. Even for patents that are held valid and enforceable, the legal process associated with obtaining such a judgment is time consuming and costly. Additionally, issued patents can be subject to opposition or other proceedings that can result in the revocation of the patent or maintenance of the patent in amended form (and potentially in a form that renders the patent without commercially relevant and/or broad coverage). Further, our competitors may be able to circumvent and otherwise design around our patents. Even if a patent is issued and enforceable, because development and commercialization of pharmaceutical products can be subject to substantial delays, patents may expire early and provide only a short period of protection, if any, following the commercialization of a products encompassed by our patent(s). We may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office, which could result in a loss of the patent and/or substantial cost to us. Please refer to Item 1A, Risk Factors, including without limitation, “If any of our pending patent applications do not issue, or are deemed invalid following issuance, we may lose valuable intellectual property protection.”

U.S. and foreign patent rights and other proprietary rights exist that are owned by third parties and relate to pharmaceutical compositions and reagents, medical devices and equipment and methods for preparation, packaging and delivery of pharmaceutical compositions. We cannot predict with any certainty which, if any, of these rights will be considered relevant to our technology by authorities in the various jurisdictions where such rights exist, nor can we predict with certainty which, if any, of these rights will or may be asserted against us by third parties. We could incur substantial costs in defending ourselves and our partners against any such claims. Furthermore, parties making such claims may be able to obtain injunctive or other equitable relief, which could effectively block our ability to develop or commercialize some or all of our products in the U.S. and abroad and could result in the award of substantial damages. In the event of a claim of infringement, we or our partners may be required to obtain one or more licenses from third parties. There can be no assurance that we can obtain a license to any technology that we determine we need on reasonable terms, if at all, or that we could develop or otherwise obtain alternative technology. The failure to obtain licenses if needed may have a material adverse effect on our business, results of operations and financial condition. Please refer to Item 1A, Risk Factors, including without limitation, “We may not be able to obtain intellectual property licenses related to the development of our drug candidates on a commercially reasonable basis, if at all.”

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

Customer Concentrations

Our revenue is derived from our collaboration agreements with partners, under which we may receive contract research payments, milestone payments based on clinical progress, regulatory progress or net sales achievements, royalties or manufacturing revenue. UCB Pharma, Roche, and Affymax represented 30%, 23%, and 11% of our revenue, respectively, for the year ended December 31, 2012. No other collaboration partner accounted for more than 10% of our total revenue during the year ended December 31, 2012.

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

In the fields of PEGylation and advanced polymer conjugate technologies, our competitors include Biogen, Savient, Dr. Reddy’s Laboratories, Enzon Pharmaceuticals, Inc., Mountain View Pharmaceuticals, Inc., SunBio Corporation, NOF Corporation, and Novo Nordisk A/S (formerly assets held by Neose Technologies, Inc.). Several other chemical, biotechnology and pharmaceutical companies may also be developing PEGylation technology, advanced polymer conjugate technology or technologies intended to deliver similar scientific and medical benefits. Some of these companies license intellectual property or pegylation materials to other companies, while others apply the technology to create their own drug candidates.

Product and Program Specific Competition

Naloxegol (formerly NKTR-118) (orally-available peripheral opioid antagonist)

There are no oral drugs approved specifically for the treatment of opioid-induced constipation (OIC) or opioid bowel dysfunction (OBD). The only approved treatment for OIC is a subcutaneous treatment known as methylnaltrexone bromide marketed by Salix Pharmaceuticals, Ltd under a license from Progenics Pharmaceuticals, Inc. Methylnaltrexone bromide is indicated for the treatment of opioid-induced constipation in patients with advanced illness who are receiving palliative care, when response to laxative therapy has not been sufficient. In August 2012, Ironwood Pharmaceuticals, Inc. (which is in collaboration with Forest Laboratories) received approval from the FDA for LINZESS™ (linaclotide) as a once-daily treatment for adult men and women with irritable bowel syndrome with constipation or chronic idiopathic constipation. Other therapies used to treat OIC and OBD include over-the-counter laxatives and stool softeners, such as docusate sodium, senna, and milk of magnesia. These therapies do not address the underlying cause of constipation as a result of opioid use and are generally viewed as ineffective or only partially effective to treat the symptoms of OID and OBD.

There are a number of companies developing potential products which are in various stages of clinical development and are being evaluated for the treatment of OIC and OBD in different patient populations. Potential competitors include Progenics Pharmaceuticals, Inc. in collaboration with Salix Pharmaceuticals, Ltd., Cubist Pharmaceuticals, GlaxoSmithKline, Mundipharma Int. Limited, Theravance, Inc., Sucampo Pharmaceuticals, Alkermes, Inc. and Takeda Pharmaceutical Company Limited.

Etirinotecan pegol (next-generation topoisomerase I inhibitor)

There are a number of chemotherapies and cancer therapies approved today and in various stages of clinical development for breast and ovarian cancers including but not limited to: Abraxane (paclitaxel protein-bound particles for injectable suspension (albumin bound)), Afinitor® (everolimus), Doxil® (doxorubicin HCl), Ellence® (epirubicin), Gemzar® (gemcitabine), Halaven® (eribulin), Herceptin® (trastuzumab), Hycamtin® (topotecan), Ixempra® (ixabepilone), Navelbine® (vinolrebine), Paraplatin® (carboplatin), Taxol® (paclitaxel) and Taxotere (docetaxel). These therapies are only partially effective in treating breast and ovarian cancer. Major pharmaceutical or biotechnology companies with approved drugs or drugs in development for these cancers include Bristol-Meyers Squibb, Eisai, Inc., Roche Holding Group (including its Genentech subsidiary), GlaxoSmithKline plc, Pfizer, Inc., Eli Lilly & Co., and many others. There are currently no drugs in Phase 3 development to specifically treat metastatic breast cancer following anthracylcline, taxane and capecitabine therapy in either the adjuvant or metastatic setting.

There are also a number of chemotherapies and cancer therapies approved today and in clinical development for the treatment of colorectal cancer. Approved therapies for the treatment of colorectal cancer include Eloxatin® (oxaliplatin), Camptosar® (irinotecan), Avastin® (bevacizumab), Zaltrap® (Ziv-afilbercept), Stivarga® (regorafenib), Erbitux® (cetuximab), Vectibix® (panitumumab), Xeloda® (capecitabine), Adrucil® (fluorouracil), and Wellcovorin® (leucovorin). These therapies are only partially effective in treating the disease. There are a number of drugs in various stages of preclinical and clinical development from companies exploring cancer therapies or improved chemotherapeutic agents to potentially treat colorectal cancer. If these drugs are approved, they could be competitive with etirinotecan pegol if it is approved by government health authorities. These include products in development from Bristol-Myers Squibb Company, Pfizer, Inc., GlaxoSmithKline plc, Antigenics, Inc., F. Hoffman-La Roche Ltd, Novartis AG, Cell Therapeutics, Inc., Neopharm Inc., Meditech Research Ltd, Alchemia Limited, and many others.

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

Research and Development

Our total research and development expenditures can be disaggregated into the following significant types of expenses (in millions):

	Years Ended December 31,
	2012	2011	2010
Salaries and employee benefits	$49.8	$43.8	$37.8
Stock compensation expense	7.1	7.9	7.2
Facility and equipment	11.3	12.9	13.0
Outside services, including Contract Research Organizations	58.9	43.0	33.4
Supplies, including clinical trial materials	12.5	14.9	13.1
Travel, lodging and meals	3.4	3.1	2.5
Other	5.7	1.2	1.1

Research and development expense	$148.7	$126.8	$108.1

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

As we do not maintain the capability to manufacture finished drug products, we utilize contract manufacturers to manufacture the finished drug product for us. We source drug starting materials for our manufacturing activities from one or more suppliers. For the drug starting materials necessary for our proprietary drug candidate development, we have agreements for the supply of such drug components with drug manufacturers or suppliers that we believe have sufficient capacity to meet our demands. However, from time to time, we source critical raw materials and services from one or a limited number of suppliers and there is a risk that if such supply or services were interrupted, it would materially harm our business. In addition, we typically order raw materials and services on a purchase order basis and do not enter into long-term dedicated capacity or minimum supply arrangements. We utilize the services of contract manufacturers to manufacture APIs required for later phases of clinical development and eventual commercialization for us under all applicable laws and regulations.

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

Employees and Consultants

As of December 31, 2012, we had 433 employees, of which 325 employees were engaged in research and development, commercial operations and quality activities and 108 employees were engaged in general administration and business development. Of the 433 employees, 353 were located in the United States and 80 were located in India. We have a number of employees who hold advanced degrees, such as Ph.D.s. None of our employees are covered by a collective bargaining agreement, and we have experienced no work stoppages. We believe that we maintain good relations with our employees.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages and positions of our executive officers as of February 28, 2013:

Name	Age	Position
Howard W. Robin	60	Director, President and Chief Executive Officer
John Nicholson	61	Senior Vice President and Chief Financial Officer
Robert A. Medve, M.D.	47	Senior Vice President and Chief Medical Officer
Stephen K. Doberstein, Ph.D.	54	Senior Vice President and Chief Scientific Officer
Gil M. Labrucherie, J.D.	41	Senior Vice President, General Counsel and Secretary
Maninder Hora, Ph.D	59	Senior Vice President, Pharmaceutical Development and Manufacturing Operations
Jillian B. Thomsen	47	Senior Vice President, Finance and Chief Accounting Officer
Rinko Ghosh	49	Senior Vice President and Chief Business Officer

Howard W. Robin has served as our President and Chief Executive Officer since January 2007 and has served as a member of our board of directors since February 2007. Mr. Robin served as Chief Executive Officer, President and a director of Sirna Therapeutics, Inc., a biotechnology company, from July 2001 to November 2006 and from January 2001 to June 2001, served as their Chief Operating Officer, President and as a director. From 1991 to 2001, Mr. Robin was Corporate Vice President and General Manager at Berlex Laboratories, Inc., a pharmaceutical products company that is a subsidiary of Schering, AG, and from 1987 to 1991 he served as Vice President of Finance and Business Development and Chief Financial Officer of Berlex. From 1984 to 1987, Mr. Robin was Director of Business Planning and Development at Berlex. He was a Senior Associate with

Arthur Andersen & Co. prior to joining Berlex. Mr. Robin serves as a director of the Biotechnology Industry Organization, the world’s largest biotechnology industry trade organization, and also serves as a director of BayBio, a non-profit trade association serving the Northern California life sciences community. He received his B.S. in Accounting and Finance from Fairleigh Dickinson University in 1974.

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

Robert A. Medve, M.D. has served as our Senior Vice President and Chief Medical Officer since June 2011 and previously served as our Vice President Drug Development and Medical Affairs when he joined Nektar in March 2011 until June 2011. From November 2006 to March 2011, he was Chief Medical and Regulatory Officer at NeurAxon, Inc., a privately held biotechnology company developing drug candidates for the treatment of pain and CNS disorders. From April 2006 to November 2006, Dr. Medve served as Corporate Vice President, Science, Research and Development for Lifetree Clinical Research, and thereafter served in a consulting capacity from time to time. From May 2003 to November 2005, Dr. Medve served as Senior Vice President, Drug Development and Chief Medical and Regulatory Officer for Metaphore Pharmaceuticals, a biotechnology company developing drug candidates for pain and inflammation. From January 1998 to May 2003, he served in various leadership positions at Johnson & Johnson, a pharmaceutical company, most recently as Executive Director of Pediatric Drug Development. From May 1996 to January 1998, he served in the medical affairs group at Knoll Pharmaceutical Company, a wholly-owned pharmaceutical subsidiary of BASF acquired by Abbot in 2001, most recently as Director of Medical Affairs. Prior to joining industry, Dr. Medve served as the Director of Pediatric Pain Management and Instructor of Anesthesiology at the State University of New York at Buffalo (SUNY) and also completed a Pain Management Fellowship at SUNY. He completed his residency in anesthesia at Thomas Jefferson University Hospital and served as a surgical intern at Mercy Health Systems Medical Center. Dr. Medve received his M.D. from Jefferson Medical College and received his B.S. in Biology from the Pennsylvania State University.

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

Gil M. Labrucherie has served as our Senior Vice President, General Counsel and Secretary since April 2007, responsible for all aspects of our legal affairs. Mr. Labrucherie served as our Vice President, Corporate Legal from October 2005 through April 2007. From October 2000 to September 2005, Mr. Labrucherie was Vice President of Corporate Development at E2open. While at E2open, Mr. Labrucherie was responsible for global corporate alliances and merger and acquisitions. Prior to E2open, he was the Senior Director of Corporate Development at AltaVista Company, an Internet search company, where he was responsible for strategic partnerships and mergers and acquisitions. Mr. Labrucherie serves on the General Counsels Committee of the Biotechnology Industry Organization, the world’s largest biotechnology industry trade organization. Mr. Labrucherie began his career as an associate in the corporate practice of the law firm of Wilson Sonsini Goodrich & Rosati, P.C. Mr. Labrucherie received his J.D. from the Berkeley Law School and a B.A. from the University of California Davis.

Maninder Hora, Ph.D. has served as our Senior Vice President, Pharmaceutical Development and Manufacturing Operations since August 2010. From December 2008 to July 2010, he was Vice President, Product and Quality Operations at Facet Biotech Corporation, a clinical stage biotechnology company, which was acquired by Abbot in April 2010. From July 2006 to December 2008, Dr. Hora served in various management capacities at PDL Biopharma, Inc., a biopharmaceutical company, most recently as Vice President, Product Operations. From 1986 to 2006, Dr. Hora held positions of increasing responsibility with Chiron Corporation (now Novartis), a pharmaceutical company, serving most recently at Chiron as Vice President of Process and Product Development. Dr. Hora served as a key member of various teams that successfully registered eight drugs or vaccines in the U.S. and Europe during his 20-year tenure at Chiron. Dr. Hora has also held positions at Wyeth Pharmaceuticals and GlaxoSmithKline PLC prior to joining Chiron. Dr. Hora completed his Ph.D. in Bioengineering from the Indian Institute of Technology, Delhi, India, and was a Fulbright Scholar at the University of Washington, and received his B.S. in chemistry from the University of Jabalpur.

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

Drug development is a highly uncertain scientific and medical endeavor, and failure can unexpectedly occur at any stage of clinical development. Typically, there is a high rate of attrition for drug candidates in preclinical and clinical trials due to scientific feasibility, safety, efficacy, changing standards of medical care and other variables. The risk of failure increases for our drug candidates that are based on new technologies, such as the application of our advanced polymer conjugate technology to small molecules, including naloxegol, etirinotecan pegol, NKTR-181, NKTR-192, NKTR-171 and other drug candidates currently in discovery research or preclinical development. The failure of one or more of our drug candidates could have a material adverse effect on our business, financial condition and results of operations.

If we or our partners do not obtain regulatory approval for our drug candidates on a timely basis, or at all, or if the terms of any approval impose significant restrictions or limitations on use, our business, results of operations and financial condition will be negatively affected.

We or our partners may not obtain regulatory approval for drug candidates on a timely basis, or at all, or the terms of any approval (which in some countries includes pricing approval) may impose significant restrictions or limitations on use. Drug candidates must undergo rigorous animal and human testing and an extensive FDA mandated or equivalent foreign government health authority review process for safety and efficacy. The time required for obtaining regulatory decisions is uncertain and difficult to predict. The FDA and other U.S. and foreign health authorities have substantial discretion, at any phase of development, to terminate clinical studies, require additional clinical development or other testing, delay or withhold registration and marketing approval and mandate product withdrawals, including recalls. Further, health authorities have the discretion to analyze data using their own methodologies that may differ from those used by us or our partners which could lead such authorities to arrive at different conclusions regarding the safety or efficacy of a drug candidate. In addition, undesirable side effects caused by our drug candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restricted label or the delay or denial of regulatory approval by regulatory authorities. For example, we understand that the FDA is exploring whether there is any evidence of a potential cardiovascular class effect related to opioid withdrawal associated with mu-opioid antagonists and naloxegol is a mu-opioid antagonist. Although AstraZeneca has completed comprehensive safety studies for naloxegol as part of the KODIAC development program and the results from these studies are positive, the health authorities retain significant discretion over regulatory requirements which remain very uncertain and difficult to predict prior to obtaining approval.

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

Even with success in previously completed clinical trials, the risk of clinical failure for any drug candidate remains high prior to regulatory approval.

A number of companies have suffered significant unforeseen failures in late stage clinical studies due to factors such as inconclusive efficacy or safety, even after achieving positive results in earlier clinical studies that were satisfactory both to them and to reviewing government health authorities. While etirinotecan pegol, Amikacin Inhale, and BAX 855 have each demonstrated positive results from Phase 1 and 2 clinical studies, there is a substantial risk that Phase 3 clinical study outcomes for these drug candidates from larger patient populations will not demonstrate positive efficacy, safety or other clinical outcomes sufficient to support regulatory filings and achieve regulatory approval. Phase 3 clinical study outcomes remain very unpredictable and it is possible that one or more of these Phase 3 clinical studies could fail at any time due to efficacy, safety or other important clinical findings or regulatory requirements. If one or more of these drug candidates fail in Phase 3 clinical studies, it would have a material adverse effect on our business, financial condition and results of operations.

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

We currently derive, and expect to derive in the foreseeable future, all of our revenue from collaboration agreements with biotechnology and pharmaceutical companies. These collaboration agreements contain complex commercial terms, including:

•

clinical development and commercialization obligations that are based on certain commercial reasonableness performance standards that can often be difficult to enforce if disputes arise as to adequacy of our partner’s performance;

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

We are a party to certain significant agreements including an asset purchase agreement with Novartis pursuant to which we sold a significant portion of our pulmonary business at the end of 2008, the worldwide exclusive license agreement with AstraZeneca related to the further development and commercialization of naloxegol, and the purchase and sale agreement with RPI Finance Trust (RPI) related to the sale of our royalty interests in UCB’s CIMZIA® and Roche’s MIRCERA® that we completed in February 2012. Each of these agreements contains complex representations and warranties, covenants and indemnification obligations that could result in substantial future liability and harm our financial condition if we breach any of our agreements with Novartis, AstraZeneca, RPI or any third party agreements impacted by these complex transactions.

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

As of December 31, 2012, we had cash, cash equivalents, and investments in marketable securities valued at approximately $302.2 million and indebtedness of approximately $149.0 million, including approximately $125.0 million in senior secured notes due July 2017, $14.6 million in capital lease obligations, and $9.4 million of other liabilities. In addition, at December 31, 2012, we had a $131.3 million liability related to the sale of future royalties. While this royalty obligation liability will not be settled in cash, we may be required to make a payment of up to $7.0 million in 2014 if the worldwide net sales thresholds of MIRCERA® in 2013 are not met. While we believe that our cash position will be sufficient to meet our liquidity requirements through at least the next 12 months, our future capital requirements will depend upon numerous unpredictable factors, including:

•

the cost, timing and outcomes of clinical studies and regulatory reviews of our proprietary drug candidates that we have licensed to our collaboration partners —important examples include naloxegol that has been licensed to AstraZeneca, Amikacin Inhale that has been licensed to Bayer, and BAX 855 in connection with our licensing transaction with Baxter;

•

if and when we receive potential milestone payments and royalties from our existing collaborations if the drug candidates subject to those collaborations achieve clinical, regulatory or commercial success. In particular, depending on whether AstraZeneca successfully submits regulatory filings with the FDA and with the EMA for naloxegol, we may or may not receive up to $95.0 million in milestone payments under our license agreement with AstraZeneca, although AstraZeneca has indicated it plans to make such filings in the third quarter of 2013 subject to AstraZeneca’s final preparation of the registration package and a pre-NDA meeting with the FDA;

•	the progress, timing, cost and results of our clinical development programs — in particular our Phase 3 BEACON study for etirinotecan pegol and our Phase 2 clinical program for NKTR-181;

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

A significant multi-year capital commitment is required to advance our drug candidates through the various stages of research and development in order to generate sufficient data to enable high value collaboration partnerships with significant up-front payments or to successfully achieve regulatory approval. In the event we do not enter into any new collaboration partnerships with significant up-front payments and we choose to continue our main research and development programs, we may need to pursue financing alternatives, including dilutive equity-based financings, such as an offering of convertible debt or common stock, which would dilute the percentage ownership of our current common stockholders and could significantly lower the market value of our common stock. If sufficient capital is not available to us or is not available on commercially reasonable terms, it could require us to delay or reduce one or more of our research and development programs. If we are unable to sufficiently advance our research and development programs, it could substantially impair the value of such programs and result in a material adverse effect on our business, financial condition and results of operations.

The results from the expanded Phase 2 clinical study for etirinotecan pegol in women with platinum-resistant/refractory ovarian cancer are unlikely to result in a review or an approval of a NDA by the FDA.

We expanded the etirinotecan pegol Phase 2 study by 110 patients in women with platinum-resistant/refractory ovarian cancer that had received prior Doxil® therapy with the potential for us to consider an early NDA submission after we evaluate these expanded study results. We are currently in the process of compiling and performing verification procedures on the data from this study. Acceptance and approval of an NDA by the FDA almost always requires the sponsor to conduct comparative Phase 3 clinical studies prior to acceptance for review or approval of an NDA. As a result, acceptance for review or approval of an accelerated NDA submitted to the FDA based on overall response rate from our single-arm Phase 2 study in platinum-resistant/refractory ovarian cancer would be unusual and is highly unlikely. Therefore we do not expect the FDA to accept or approve a NDA based on this Phase 2 clinical study. The FDA has significant discretion to determine what constitutes a high unmet medical need, what therapies should be considered available to patients regardless of which therapies are approved or typically prescribed in a particular setting, the relevance of certain efficacy end points (e.g. overall response rate, progression free survival, overall survival), and the number of patients required to be studied to demonstrate sufficient therapeutic benefit and safety profile. One or more of such judgments and determinations by the FDA could impair our ability to submit an NDA for platinum resistant/refractory ovarian cancer patients, and even if submitted, whether the FDA would accept it for review or approve the NDA.

Further, this expansion of our Phase 2 clinical study in platinum resistant/refractory ovarian cancer will necessarily change the final efficacy (e.g., overall response rates, progression-free survival, overall survival) and safety (i.e., frequency and severity of serious adverse events) results, and, accordingly, the final results in this study remain subject to substantial change and could be materially and adversely different from previously announced results. If the clinical studies for etirinotecan pegol ovarian cancer are not successful, it could significantly harm our business, results of operations and financial condition.

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

From time to time, we publish preliminary or interim data from our clinical studies. For example, we have announced preliminary tumor response rate data from our expanded Phase 2 clinical study for etirinotecan pegol in platinum resistant/refractory ovarian cancer. Preliminary data remains subject to audit confirmation and verification procedures that may result in the final data being materially different from the preliminary data we previously published. Interim data is also subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data becomes available. As a result, preliminary and interim data should be viewed with caution until the final data are available. Material adverse changes in the final data could significantly harm our business prospects.

Delays in clinical studies are common and have many causes, and any significant delay in clinical studies being conducted by us or our partners could result in delay in regulatory approvals and jeopardize the ability to proceed to commercialization.

We or our partners may experience delays in clinical trials of drug candidates. Etirinotecan pegol and BAX 855 are currently in Phase 3 clinical studies and Bayer plans to advance Amikacin Inhale into Phase 3 clinical development in March 2013. In addition, we are conducting a Phase 2 study for NKTR-181 that we estimate will be completed in mid-2013 and we also plan to start a human abuse liability study for NKTR-181 during the first half of 2013. These and other of our planned clinical studies may not begin on time, have an effective design, enroll a sufficient number of patients or be completed on schedule, if at all. Our clinical trials for any of our product candidates could be delayed for a variety of reasons, including:

•	delays in obtaining regulatory approval to commence a clinical study;

•	delays in reaching agreement with applicable health authorities on a clinical study design;

•	imposition of a clinical hold following an inspection of our clinical trial operations or trial sites by the FDA or other health authorities;

•	we, our partners, the FDA or foreign health authorities could suspend or terminate a clinical study due to adverse side effects of a drug on subjects in the trial;

•	delays in recruiting suitable patients to participate in a trial;

•	delays in having patients complete participation in a trial or return for post-treatment follow-up;

•	clinical sites dropping out of a trial to the detriment of enrollment rates;

•	delays in manufacturing and delivery of sufficient supply of clinical trial materials; and

•	any change in health authorities policies or guidances applicable to our drug candidates.

If initiation or completion of any of the planned clinical studies are delayed for our drug candidates for any of the above reasons or otherwise, the approval process could be delayed and the ability to commercialize and commence sales of these drug candidates could be materially harmed, which could have a material adverse effect on our business, financial condition and results of operations.

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

We may not be able to obtain intellectual property licenses related to the development of our drug candidates on a commercially reasonable basis, if at all.

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

The patent positions of pharmaceutical and biotechnology companies, such as ours, are uncertain and involve complex legal and factual issues. We own more than 150 U.S. and 500 foreign patents and a number of pending patent applications that cover various aspects of our technologies. There can be no assurance that patents that have issued will be held valid and enforceable in a court of law. Even for patents that are held valid and enforceable, the legal process associated with obtaining such a judgment is time consuming and costly. Additionally, issued patents can be subject to opposition or other proceedings that can result in the revocation of the patent or maintenance of the patent in amended form (and potentially in a form that renders the patent without commercially relevant and/or broad coverage). Further, our competitors may be able to circumvent and otherwise design around our patents. Even if a patent is issued and enforceable, because development and commercialization of pharmaceutical products can be subject to substantial delays, patents may expire early and provide only a short period of protection, if any, following the commercialization of a products encompassed by our patent(s). We may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office, which could result in a loss of the patent and/or substantial cost to us.

We have filed patent applications, and plan to file additional patent applications, covering various aspects of our PEGylation and advanced polymer conjugate technologies and our proprietary product candidates. There can be no assurance that the patent applications for which we apply would actually issue as a patents, or do so with commercially relevant and/or broad coverage. The coverage claimed in a patent application can be significantly reduced before the patent is issued. The scope of our claim coverage can be critical to our ability to enter into licensing transactions with third parties and our right to receive royalties from our collaboration partnerships. Since publication of discoveries in scientific or patent literature often lags behind the date of such discoveries, we cannot be certain that we were the first inventor of inventions covered by our patents or patent applications. In addition, there is no guarantee that we will be the first to file a patent application directed to an invention.

An adverse outcome in any judicial proceeding involving intellectual property, including patents, could subject us to significant liabilities to third parties, require disputed rights to be licensed from or to third parties or require us to cease using the technology in dispute. In those instances where we seek an intellectual property license from another, we may not be able to obtain the license on a commercially reasonable basis, if at all, thereby raising concerns on our ability to freely commercialize our technologies and/or products.

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

In addition, from time to time, we may in the future assert claims against third parties, based on infringement of our proprietary rights or otherwise. Any such claims may not ultimately be successful, and we may incur substantial costs and liabilities in pursuing them.

Our manufacturing operations and those of our contract manufacturers are subject to laws and other governmental regulatory requirements, which, if not met, would have a material adverse effect on our business, results of operations and financial condition.

We and our contract manufacturers are required in certain cases to maintain compliance with current good manufacturing practices (cGMP), including cGMP guidelines applicable to active pharmaceutical ingredients, and with laws and regulations governing manufacture and distribution of controlled substances, and are subject to inspections by the FDA, DEA or comparable agencies in other jurisdictions to confirm such compliance. We anticipate periodic regulatory inspections of our drug manufacturing facilities and the manufacturing facilities of our contract manufacturers for compliance with applicable regulatory requirements. Any failure to follow and document our or our contract manufacturers’ adherence to such cGMP and other laws and governmental regulations or satisfy other manufacturing and product release regulatory requirements may disrupt our ability to meet our manufacturing obligations to our customers, lead to significant delays in the availability of products for commercial use or clinical study, result in the termination or hold on a clinical study or delay or prevent filing or approval of marketing applications for our products. Failure to comply with applicable laws and regulations may also result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could harm our business. The results of these inspections could result in costly manufacturing changes or facility or capital equipment upgrades to satisfy the FDA that our manufacturing and quality control procedures are in substantial compliance with cGMP. Manufacturing delays, for us or our contract manufacturers, pending resolution of regulatory deficiencies or suspensions would have a material adverse effect on our business, results of operations and financial condition.

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

Failures in device manufacturing could have similar effects. For instance, we entered a service agreement with Novartis pursuant to which we subcontract to Novartis certain important services to be performed in relation to our partnered program for Amikacin Inhale with Bayer Healthcare LLC. If our subcontractors do not dedicate adequate resources to our programs, we risk breach of our obligations to our partners. Building and validating large scale clinical or commercial-scale manufacturing facilities and processes, recruiting and training qualified personnel and obtaining necessary regulatory approvals is complex, expensive and time consuming. In the past we have encountered challenges in scaling up manufacturing to meet the requirements of large scale clinical trials without making modifications to the drug formulation, which may cause significant delays in clinical development. We experienced repeated significant delays in starting the Phase 3 clinical development program for Amikacin Inhale as we sought to finalize and validate the device design with a demonstrated capability to be manufactured at commercial scale. Drug/device combination products are particularly complex, expensive and time-consuming to develop due to the number of variables involved in the final product design, including ease of patient and doctor use, maintenance of clinical efficacy, reliability and cost of manufacturing, regulatory approval requirements and standards and other important factors. There continues to be substantial and unpredictable risk and uncertainty related to manufacturing and supply until such time as the commercial supply chain is validated and proven.

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

For the year ended December 31, 2012, we reported a net loss of $171.9 million. If and when we achieve profitability depends upon a number of factors, including the timing and recognition of milestone payments and royalties received, the timing of revenue under our collaboration agreements, the amount of investments we make in our proprietary product candidates and the regulatory approval and market success of our product candidates. We may not be able to achieve and sustain profitability.

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

In both domestic and foreign markets, sales of our partnered and proprietary products that have received regulatory approval will depend in part on market acceptance among physicians and patients, pricing approvals by government authorities and the availability of payment or reimbursement from third-party payers, such as government health administration authorities, managed care providers, private health insurers and other organizations. Such third-party payers are increasingly challenging the price and cost effectiveness of medical products and services. Therefore, significant uncertainty exists as to the pricing approvals for, and the payment or reimbursement status of, newly approved healthcare products. Moreover, legislation and regulations affecting the pricing of pharmaceuticals may change before regulatory agencies approve our proposed products for marketing and could further limit pricing approvals for, and reimbursement of, our products from government authorities and third-party payers. A government or third- party payer decision not to approve pricing for, or provide adequate coverage and reimbursements of, our products would limit market acceptance of such products.

We depend on third parties to conduct the clinical trials for our proprietary product candidates and any failure of those parties to fulfill their obligations could harm our development and commercialization plans.

We depend on independent clinical investigators, contract research organizations and other third-party service providers to conduct clinical trials for our proprietary product candidates. We rely heavily on these parties for successful execution of our clinical trials. Though we are ultimately responsible for the results of their activities, many aspects of their activities are beyond our control. For example, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trials, but the independent clinical investigators may prioritize other projects over ours or communicate issues regarding our products to us in an untimely manner. Third parties may not complete activities on schedule or may not conduct our clinical trials in accordance with regulatory requirements or our stated protocols. The early termination of any of our clinical trial arrangements, the failure of third parties to comply with the regulations and requirements governing clinical trials or our reliance on results of trials that we have not directly conducted or monitored could hinder or delay the development, approval and commercialization of our product candidates and would adversely affect our business, results of operations and financial condition.

Significant competition for our polymer conjugate chemistry technology platforms and our partnered and proprietary products and product candidates could make our technologies, products or product candidates obsolete or uncompetitive, which would negatively impact our business, results of operations and financial condition.

Our PEGylation and advanced polymer conjugate chemistry platforms and our partnered and proprietary products and product candidates compete with various pharmaceutical and biotechnology companies. Competitors of our PEGylation and polymer conjugate chemistry technologies include Biogen, Savient, Dr. Reddy’s Laboratories Ltd., Enzon Pharmaceuticals, Inc., SunBio Corporation, Mountain View Pharmaceuticals, Inc., Novo Nordisk A/S (formerly assets held by Neose Technologies, Inc.), and NOF

Corporation. Several other chemical, biotechnology and pharmaceutical companies may also be developing PEGylation technologies or technologies that have similar impact on target drug molecules. Some of these companies license or provide the technology to other companies, while others are developing the technology for internal use.

There are several competitors for our proprietary product candidates currently in development. For Amikacin Inhale, the current standard of care includes several approved intravenous antibiotics for the treatment of either hospital-acquired pneumonia or ventilator-associated pneumonia in patients on mechanical ventilators. For naloxegol, there are currently several alternative therapies used to address opioid-induced constipation (OIC) and opioid-induced bowel dysfunction (OBD), including subcutaneous Relistor® (methylnaltrexone bromide) and oral and rectal over-the-counter laxatives and stool softeners such as docusate sodium, senna and milk of magnesia. In addition, there are a number of companies developing potential products which are in various stages of clinical development and are being evaluated for the treatment of OIC and OBD in different patient populations, including Cubist Pharmaceuticals , Progenics Pharmaceuticals, Inc. in collaboration with Salix Pharmaceuticals, Ltd., Mundipharma Int. Limited, Sucampo Pharmaceuticals and Takeda Pharmaceutical Company Limited. For etirinotecan pegol, there are a number of chemotherapies and cancer therapies approved today and in various stages of clinical development for breast and ovarian cancers including but not limited to: Abraxane® (paclitaxel protein-bound particles for injectable suspension (albumin bound)), Afinitor® (everolimus), Doxil® (doxorubicin HCl), Ellence® (epirubicin), Gemzar® (gemcitabine), Halaven® (eribulin), Herceptin® (trastuzumab), Hycamtin® (topotecan), Ixempra® (ixabepilone), Navelbine® (vinolrebine), Iniparib, Paraplatin® (carboplatin), Taxol® (paclitaxel) and Taxotere® (docetaxel). Major pharmaceutical or biotechnology companies with approved drugs or drugs in development for these cancers include, but are not limited to, Bristol-Meyers Squibb, Eli Lilly & Co., Roche, GlaxoSmithKline plc, Johnson and Johnson, Pfizer, Inc.and Sanofi Aventis. There are approved therapies for the treatment of colorectal cancer, including Eloxatin® (oxaliplatin), Camptosar® (irinotecan), Avastin® (bevacizumab), Zaltrap® (Ziv-afilbercept), Stivarga® (regorafenib), Erbitux® (cetuximab), Vectibix® (panitumumab), Xeloda® (capecitabine), Adrucil® (fluorouracil) and Wellcovorin ® (leucovorin). In addition, there are a number of drugs in various stages of preclinical and clinical development from companies exploring cancer therapies or improved chemotherapeutic agents to potentially treat colorectal cancer, including, but not limited to, products in development from Bristol-Myers Squibb Company, Pfizer, Inc., GlaxoSmithKline plc, Antigenics, Inc., F. Hoffmann-La Roche Ltd, Novartis AG, Cell Therapeutics, Inc., Neopharm Inc., Meditech Research Ltd, Alchemia Limited, and Enzon Pharmaceuticals, Inc.

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

Our business strategy requires us to manage our business to provide for the continued development and potential commercialization of our proprietary and partnered drug candidates. Our strategy also calls for us to undertake increased research and development activities and to manage an increasing number of relationships with partners and other third parties, while simultaneously managing the capital necessary to support this strategy. Our decision to bear a majority or all of the clinical development costs of etirinotecan pegol substantially increases our future capital requirements. If we are unable to manage effectively our current operations and any growth we may experience, our business, financial condition and results of operations may be adversely affected. If we are unable to effectively manage our expenses, we may find it necessary to reduce our personnel-related costs through reductions in our workforce, which could harm our operations, employee morale and impair our ability to retain and recruit talent. Furthermore, if adequate funds are not available, we may be required to obtain funds through arrangements with partners or other sources that may require us to relinquish rights to certain of our technologies, products or future economic rights that we would not otherwise relinquish or require us to enter into other financing arrangements on unfavorable terms.

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

If earthquakes or other catastrophic events strike, our business may be harmed.

Our corporate headquarters, including a substantial portion of our research and development operations, are located in the San Francisco Bay Area, a region known for seismic activity and a potential terrorist target. In addition, we own facilities for the manufacture of products using our PEGylation and advanced polymer conjugate technologies in Huntsville, Alabama and own and lease offices in Hyderabad, India. There are no backup facilities for our manufacturing operations located in Huntsville, Alabama. In the event of an earthquake or other natural disaster, political instability, or terrorist event in any of these locations, our ability to manufacture and supply materials for drug candidates in development and our ability to meet our manufacturing obligations to our customers would be significantly disrupted and our business, results of operations and financial condition would be harmed. Our collaborative partners may also be subject to catastrophic events, such as earthquakes, floods, hurricanes and tornadoes, any of which could harm our business, results of operations and financial condition. We have not undertaken a systematic analysis of the potential consequences to our business, results of operations and financial condition from a major earthquake or other catastrophic event, such as a fire, sustained loss of power, terrorist activity or other disaster, and do not have a recovery plan for such disasters. In addition, our insurance coverage may not be sufficient to compensate us for actual losses from any interruption of our business that may occur.

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

Our stock price is volatile. During the year ended December 31, 2012, based on closing bid prices on The NASDAQ Global Select Market, our stock price ranged from $10.83 to $5.68 per share. We expect our stock price to remain volatile. A variety of factors may have a significant effect on the market price of our common stock, including: announcements of data from, or material developments in, our clinical studies and those of our collaboration partners, including data regarding efficacy and safety, delays in clinical development, regulatory approval or commercial launch;

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

Our lease for approximately 100,000 square feet of the San Carlos Facility is under a capital lease which expires in 2016. We have subleased portions of the San Carlos Facility and are currently seeking one or more subtenants for the remaining space.

Alabama

We currently own three facilities consisting of approximately 160,000 square feet in Huntsville, Alabama, which house laboratories as well as administrative, clinical and commercial manufacturing facilities for our PEGylation and advanced polymer conjugate technology operations as well as manufacturing of APIs for early clinical studies.

In July 2012, we consolidated our U.S.-based research activities into our Mission Bay Facility and ceased use of one of our buildings located in Huntsville that was dedicated to research activities. We are currently seeking a buyer for the land and building.

India

We own a research and development facility consisting of approximately 88,000 square feet, near Hyderabad, India. In addition, we lease approximately 504 square feet of office space in Hyderabad, India, under a one-year operating lease that will expire in 2013.

Item 3.	Legal Proceedings

From time to time, we are subject to legal proceedings, including the proceedings described specifically below. We are not currently a party to or aware of any proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

On November 18, 2009, the Research Foundation of the State University of New York (SUNY) filed an action against Nektar in the United States District Court for the Northern District of New York. SUNY seeks to recover amounts it alleges it is owed pursuant to a technology licensing contract between Nektar and SUNY. We dispute SUNY’s claims. Discovery in the matter has closed and cross motions for summary judgment (including Nektar’s motion for summary judgment dismissing the action) were filed in October 2012. The motions are fully briefed and are currently being considered by the court. In the event the action survives Nektar’s motion, we expect that a trial would be scheduled in the first half of 2013. We believe that SUNY’s claims are without merit. No reasonable estimate of the possible loss or range of loss can be made at this time and no liabilities have been recorded for this matter on our Consolidated Balance Sheets as of December 31, 2012 or 2011.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the NASDAQ Global Select Market under the symbol “NKTR.” The table below sets forth the high and low closing sales prices for our common stock as reported on the NASDAQ Global Select Market during the periods indicated.

	High	Low
Year Ended December 31, 2011:
1st Quarter	$12.53	$8.58
2nd Quarter	10.44	7.22
3rd Quarter	7.65	4.85
4th Quarter	5.62	4.22
Year Ended December 31, 2012:
1st Quarter	$8.22	$5.68
2nd Quarter	8.14	6.41
3rd Quarter	10.78	7.99
4th Quarter	10.83	5.99

Holders of Record

As of February 21, 2013, there were approximately 229 holders of record of our common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently expect to retain any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

There were no sales of unregistered securities and there were no common stock repurchases made during the year ended December 31, 2012.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding our equity compensation plans as of December 31, 2012 is disclosed in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K and is incorporated herein by reference from our proxy statement for our 2013 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

The following graph compares, for the five year period ended December 31, 2012, the cumulative total stockholder return (change in stock price plus reinvested dividends) of our common stock with (i) the NASDAQ Composite Index, (ii) the NASDAQ Pharmaceutical Index, (iii) the RGD SmallCap Pharmaceutical Index, (iv) the NASDAQ Biotechnology Index and (v) the RDG SmallCap Biotechnology Index. Measurement points are the last trading day of each of our fiscal years ended December 31, 2008, December 31, 2009, December 31, 2010, December 31, 2011 and December 31, 2012. The graph assumes that $100 was invested on December 31, 2007 in the common stock of the Company, the NASDAQ Composite Index, the Nasdaq Pharmaceutical Index, the RGD SmallCap Pharmaceutical Index, the NASDAQ Biotechnology Index and the RDG SmallCap Biotechnology Index and assumes reinvestment of any dividends. The stock price performance in the graph is not intended to forecast or indicate future stock price performance.

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

	Year Ended December 31,
	2012	2011	2010	2009	2008
Statements of Operations Data:
Revenue:
Product sales	$35,399	$24,864	$27,412	$30,116	$37,799
Royalty revenues	4,874	10,327	7,255	5,172	3,456
Non cash royalty revenue related to sale of future royalties(1)	10,791	—	—	—	—
License, collaboration and other revenue	30,127	36,289	124,372	36,643	48,930

Total revenue	81,191	71,480	159,039	71,931	90,185
Total operating costs and expenses(2)	222,392	195,417	187,294	167,063	172,837

Loss from operations	(141,201)	(123,937)	(28,255)	(95,132)	(82,652)
Gain on debt extinguishment	—	—	—	—	50,149
Non-cash interest expense on liability related to sale of future royalties(1)	(18,057)	—	—	—	—
Interest and other income (expense), net	(12,191)	(9,023)	(8,802)	(7,640)	(2,639)
Provision (benefit) for income taxes	406	1,018	881	(253)	(806)

Net loss	$(171,855)	$(133,978)	$(37,938)	$(102,519)	$(34,336)

Basic and diluted net loss per share(3)	$(1.50)	$(1.19)	$(0.40)	$(1.11)	$(0.37)

Shares used in computing basic and diluted net loss per share(3)	114,820	112,942	94,079	92,772	92,407

	As of December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data:
Cash, cash equivalents and investments	$302,194	$414,936	$315,932	$396,211	$378,994
Working capital	$236,094	$1,174	$289,871	$260,650	$337,846
Total assets	$497,790	$606,550	$521,225	$575,518	$560,536
Deferred revenue	$118,447	$127,831	$145,347	$192,372	$65,577
Convertible subordinated notes	$—	$214,955	$214,955	$214,955	$214,955
Senior secured notes	$125,000	$—	$—	$—	$—
Liability related to the sale of future royalties(1)	$131,266	$—	$—	$—	$—
Other long-term liabilities	$20,014	$21,741	$22,585	$23,344	$25,585
Accumulated deficit	$(1,570,380)	$(1,398,525)	$(1,264,547)	$(1,226,609)	$(1,124,090)
Total stockholders’ equity	$47,018	$197,811	$90,662	$102,367	$190,154

(1)	In February 2012, we sold all of our rights to receive future royalty payments on net sales of UCB’s CIMZIA® and Roche’s MIRCERA®. As described in Note 7 to our Consolidated Financial Statements, this royalty sale transaction has been recorded as a liability that amortizes over the estimated royalty payment period. As a result of this liability accounting, even though the royalties from UCB and Roche are remitted directly to the purchaser of these royalty interests starting in the second quarter of 2012, we will continue to record revenue for these royalties.
(2)	Operating costs and expenses includes the Gain on sale of pulmonary assets of $69.6 million in 2008.
(3)	Basic and diluted net loss per share is based upon the weighted average number of common shares outstanding.

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

Overview

Strategic Direction of Our Business

We are a clinical-stage biopharmaceutical company developing a pipeline of drug candidates that utilize our PEGylation and advanced polymer conjugate technology platforms, which are designed to enable the development of new molecular entities that target known mechanisms of action. Our current proprietary pipeline is comprised of drug candidates across a number of therapeutic areas including oncology, pain, anti-infectives, and immunology. Our research and development activities involve small molecule drugs, peptides and other biologic drug candidates. We create innovative drug candidates by using our proprietary advanced polymer conjugate technologies and expertise to modify the chemical structure of pharmacophores to create new molecular entities. Polymer chemistry is a science focused on the synthesis or bonding of polymer architectures with drug molecules to alter the properties of a molecule when it is bonded with polymers. Additionally, we may utilize established pharmacologic targets to engineer a new drug candidate relying on a combination of the known properties of these targets and our proprietary polymer chemistry technology and expertise. Our drug candidates are designed to improve the overall benefits and use of a drug for patients by improving the metabolism, distribution, pharmacokinetics, pharmacodynamics, half-life and/or bioavailability of drugs. Our objective is to apply our advanced polymer conjugate technology platform to create new drug candidates in multiple therapeutic areas that address large potential markets.

Our most advanced proprietary product candidate, naloxegol (formerly known as NKTR-118), is a peripheral opioid antagonist which has completed Phase 3 clinical studies for the treatment of opioid-induced constipation (OIC). We are a party to an exclusive worldwide license agreement with AstraZeneca for the global development and commercialization of naloxegol and naloxegol fixed-dose combination products (formerly known as NKTR-119). The core Phase 3 clinical development program for naloxegol, which AstraZeneca calls the KODIAC program, is comprised of four clinical trials which are designed to investigate the safety and efficacy of naloxegol for the treatment of OIC in patients with non-cancer related pain. The outcome and timing of the naloxegol development program will have a substantial impact on our financial condition as we are entitled to up to $95 million in regulatory filing milestones and $140 million in commercial launch milestones.

On November 12, 2012, AstraZeneca announced positive top-line results from two Phase 3 efficacy and safety clinical trials and from a safety extension trial (KODIAC-04, -05, and -07). On February 26, 2013, AstraZeneca announced positive top-line results from the long-term safety study (KODIAC-08) of naloxegol in patients with OIC. AstraZeneca has stated that it plans to submit an NDA filing in the U.S. and a marketing authorization application (MAA) filing in the E.U. in the third quarter of 2013, pending AstraZeneca’s final preparation of the registration package and a pre-NDA meeting with the FDA. In the event regulatory approval filings are submitted by AstraZeneca and accepted by the U.S. Food and Drug Administration (FDA) and by the European Medicines Agency (EMA), we would be entitled to receive $95.0 million in milestone payments. As a result, the outcome of AstraZeneca’s determination to make regulatory filings for naloxegol with the FDA and EMA is critical to our financial position in 2013 as well as our future business prospects as a result of the significant economic stake that we have in success of the potential commercialization of naloxegol.

Our second most advanced proprietary drug candidate, etirinotecan pegol (formerly known as NKTR-102), is a next-generation topoisomerase I inhibitor. Etirinotecan pegol is currently being evaluated as a single-agent therapy in a Phase 3 open-label, randomized, multicenter clinical study in patients with metastatic breast cancer. This Phase 3 clinical study, which we call the BEACON study (BrEAst Cancer Outcomes with NKTR-102), is scheduled to enroll approximately 840 patients with metastatic breast cancer that have previously received treatment with an anthracycline, a taxane, and capecitabine. The BEACON study will require a substantial investment over the next two years. In November 2012, etirinotecan pegol was designated by the FDA as a Fast Track development program for the treatment of patients with locally recurrent or metastatic breast cancer progressing after treatment with an anthracycline, a taxane, and capecitabine. We have completed an expanded Phase 2 clinical study for etirinotecan pegol in patients with platinum-resistant ovarian cancer. We are currently in the process of finalizing the data in furtherance of planned meetings with health authorities in 2013 which will guide our future development and regulatory strategy for etirinotecan pegol in ovarian cancer. In addition, a Phase 2 clinical study for etirinotecan pegol in patients with metastatic colorectal cancer is still open for enrollment.

We have a significant collaboration with Bayer Healthcare LLC (Bayer) to develop BAY41-6551 (Amikacin Inhale, formerly known as NKTR-061), which is an inhaled solution of amikacin, an aminoglycoside antibiotic, that has completed Phase 2 clinical development. We originally developed the liquid aerosol inhalation platform and Amikacin Inhale and entered into a collaboration agreement with Bayer in August 2007 to further advance the drug candidate’s development and potential commercialization. The stability studies on the nebulizer device that needed to be completed prior to the start of the Phase 3 clinical study were successfully completed in February 2013. The Phase 3 clinical program is expected to be initiated by Bayer in March 2013. In 2011, Bayer achieved agreement with the FDA on the design of the planned Phase 3 clinical studies of BAY41-6551 under the Special Protocol Assessment process that is intended to support the submission of a NDA if the planned Phase 3 clinical study is successful.

We also have a significant collaboration with Baxter Healthcare to identify and develop PEGylated drug candidates with the objective of providing new long-acting therapies for hemophilia patients. Under the terms of this collaboration, we are providing a license to our intellectual property and our PEGylation technology and expertise. Baxter is responsible for all clinical development. The first drug candidate in this collaboration, BAX 855, is a longer-acting (PEGylated) form of a full-length recombinant factor VIII (rFVIII) protein which has completed Phase 1 clinical development in patients with hemophilia A. In February 2013, Baxter initiated a Phase 3 multi-center, open-label clinical study called PROLONG-ATE that will enroll more than 100 previously treated adult patients with severe hemophilia A to assess the efficacy, safety and pharmacokinetics of BAX 855 for prophylaxis and on-demand treatment of bleeding. If BAX 855 is approved by health authorities and is successfully commercialized by Baxter, this would represent a substantial royalty revenue opportunity for us, subject to significant risks and uncertainties relating to regulatory approval with health authorities and subsequent commercial success.

While the late stage clinical development programs described above are key elements of the future success of our company, we believe it is critically important that we continue to make substantial investments in our earlier-stage drug candidate pipeline. For example, in April 2012 we advanced NKTR-192, our short-acting opioid drug candidate, into Phase 1 clinical studies and in July 2012 we advanced NKTR-181 into a Phase 2 clinical study and plan to conduct a human abuse liability study for NKTR-181 in the first half of 2013. While we believe that our substantial investment in research and development has the potential to create significant value if one or more of our drug candidates demonstrate positive clinical results and receive regulatory approval in one or more major markets, drug research and development is an inherently uncertain process and there is a high risk of failure at every stage prior to approval and the timing and outcome of clinical trial results are extremely difficult to predict. Clinical development successes and failures can have a disproportionate positive or negative impact on our scientific and medical prospects, financial prospects, financial condition, and market value.

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

Key Developments and Trends in Liquidity and Capital Resources

At December 31, 2012, we had approximately $302.2 million in cash, cash equivalents, and investments in marketable securities and $149.0 million in indebtedness. The indebtedness includes $125.0 million in aggregate principal amount of 12.0% senior secured notes due July 15, 2017 which we issued during the three months ended September 30, 2012, but excludes our long-term liability relating to the sale of future royalties under the Purchase and Sale Agreement with RPI Finance Trust (RPI). As is further described in Note 7, this royalty obligation liability will not be settled in cash, but we may be required to make a payment of up to $7.0 million in 2014 if the worldwide net sales thresholds of MIRCERA® in 2013 are not met. During the year-ended December 31, 2012, we retired $215.0 million in aggregate principal amount of our previously outstanding convertible subordinated notes.

As of December 31, 2012, we had at least twelve months of working capital to fund our current business plans. We expect the clinical development of our proprietary drug candidates including etirinotecan pegol, Amikacin Inhale, NKTR-181, and NKTR-192 will require significant investment in order to continue to advance in clinical development with the objective of entering into a collaboration partnership or obtaining regulatory approval. However, we have no credit facility or any other sources of committed capital. In addition, while in the past we have received a number of significant payments from license and collaboration agreements and other significant transactions, we do not currently anticipate completing new transactions with substantial upfront payments in the near -term. Our current business plan is also subject to significant uncertainties and risks as a result of, among other factors, expenses being higher than anticipated, unplanned expenses, cash receipts being lower than anticipated, and the need to satisfy contingent liabilities including litigation matters and indemnification obligations.

The availability and terms of various financing alternatives substantially depend on the success or failure of our drug development programs including naloxegol, etirinotecan pegol, BAX 855, Amikacin Inhale, NKTR-181, and NKTR-192. The availability and terms of financing alternatives and any future significant payments from existing or new collaborations all depend on the positive outcome of ongoing or planned clinical studies, whether we or our partners are successful in obtaining health authority approvals in major markets, and if approved, the commercial success of these drugs. In particular, we are entitled to up to $235.0 million of regulatory and commercial launch milestones under our license agreement with AstraZeneca, $95.0 million of which is related to AstraZeneca submitting regulatory approval filings for naloxegol with the FDA and with the EMA. AstraZeneca has indicated that it plans to submit regulatory filings for naloxegol subject to subject to AstraZeneca’s final preparation of the registration package and a pre-NDA meeting with the FDA. In the event we do not enter into any new collaboration partnerships with significant up-front payments or do not receive the naloxegol regulatory milestone payments in 2013, we would likely be required to pursue financing alternatives.

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

Results of Operations

Years Ended December 31, 2012, 2011, and 2010

Revenue (in thousands, except percentages)

	Year Ended December 31,			Increase/ (Decrease)	Increase/ (Decrease)	Percentage Increase/ (Decrease)	Percentage Increase/ (Decrease)
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010	2012 vs. 2011	2011 vs. 2010
Product sales	$35,399	$24,864	$27,412	$10,535	$(2,548)	42%	(9)%
Royalty revenues	4,874	10,327	7,255	(5,453)	3,072	(53)%	42%
Non cash royalty revenue related to sale of future royalties	10,791	—	—	10,791	—	100%	N/A
License, collaboration and other	30,127	36,289	124,372	(6,162)	(88,083)	(17)%	(71)%

Total revenue	$81,191	$71,480	$159,039	$9,711	$(87,559)	14%	(55)%

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

Product sales

Product sales include fixed price and cost-plus manufacturing and supply agreements with our collaboration partners. Product sales increased during the year ended December 31, 2012 compared to the year ended December 31, 2011 as a result of increased product demand from a number of our collaboration partners. Product sales decreased during the year ended December 31, 2011 compared to the year ended December 31, 2010 due in part to the transfer of manufacturing activities to certain collaboration partners. The timing of shipments is based solely on the demand and requirements of our collaboration partners and is not ratable throughout the year. We expect product sales to increase in 2013 as compared to 2012.

Royalty revenues and non cash royalty revenue related to sale of future royalties

We receive royalty revenue from certain of our collaboration partners based on their net sales of commercial products. Royalty revenues decreased during the year ended December 31, 2012 compared to the year ended December 31, 2011 primarily as a result of the sale of the royalties we receive from UCB’s CIMZIA® and Roche’s MIRCERA® product sales as is further described below. Royalty revenues increased during the year ended December 31, 2011 as compared to the year ended December 31, 2010 primarily as a result of the increase in royalties received from net sales of CIMZIA® and MIRCERA®. We expect royalties to decrease in 2013 as compared to 2012.

During the years ended December 31, 2011 and 2010, we recognized $8.3 million and $5.4 million, respectively, in aggregate royalties from net sales of CIMZIA® and MIRCERA®. In February 2012, we sold all of our rights to receive future royalty payments on CIMZIA® and MIRCERA® effective for all periods from January 1, 2012 through the life of the royalty obligation. As described in Note 7 to our Consolidated Financial Statements, this royalty sale transaction has been recorded as a liability that amortizes over the estimated royalty payment period. As a result of this liability accounting, even though the royalties from UCB and Roche are remitted directly to the purchaser, we will continue to record revenue for these royalties. During the year ended December 31, 2012, we recognized $13.5 million in aggregate royalties from net sales of CIMZIA® and MIRCERA®, of which the $2.7 million recognized in the three months ended March 31, 2012 was retained by us as these amounts resulted from product sales in the fourth quarter of 2011 and the $10.8 million recognized in the nine months ended December 31, 2012 was remitted directly to the purchaser as these amounts resulted from product sales in the first three quarters of 2012. We expect non cash royalties from net sales of CIMZIA® and MIRCERA® to increase in 2013 as compared to 2012.

License, collaboration and other revenue

License, collaboration and other revenue includes amortization of upfront payments and milestone payments received in connection with our license and collaboration agreements and reimbursed research and development expenses. The level of license, collaboration and other revenue depends in part upon the estimated amortization period of the upfront payments, the achievement of milestones, the continuation of existing collaborations, the amount of reimbursed research and development work, and entering into new collaboration agreements, if any. License, collaboration and other revenue for the year ended December 31, 2012 decreased compared to the year ended December 31, 2011 primarily due to the recognition in 2011 of a $5.0 million license fee from an agreement signed in September 2011.

License, collaboration and other revenue for the year ended December 31, 2011 decreased compared to the year ended December 31, 2010 primarily due to the complete recognition as of December 31, 2010 of the $125.0 million upfront payment received in the fourth quarter of 2009 from AstraZeneca in connection with the global license agreement for naloxegol (formerly known as NKTR-118) and naloxegol fixed-dose combination program (formerly known as NKTR-119) This decrease was partially offset by the recognition of the $5.0 million license fee noted above, $6.0 million in milestones earned under existing collaboration agreements, and increases in revenue recognized in 2011 from upfront payments received by us during 2010.

We expect license, collaboration and other revenue in 2013 to increase as compared to 2012 primarily as a result of the recognition of milestones under existing collaboration agreements. In the event regulatory approval filings for naloxegol are submitted by AstraZeneca and accepted by the FDA and by the EMA, we would be entitled to $95.0 million in milestone payments. If these filings occur in 2013, our license, collaboration and other revenue in 2013 will increase significantly from 2012.

The timing and future success of our drug development programs and those of our collaboration partners are subject to a number of risks and uncertainties. See “Part I, Item 1A — Risk Factors” for discussion of the risks associated with the complex nature of our collaboration agreements.

Revenue by geography

Revenue by geographic area is based on locations of our partners. The following table sets forth revenue by geographic area (in thousands):

	Year Ended December 31,
	2012	2011	2010
United States	$34,591	$37,896	$29,636
European countries	46,600	33,584	129,403

Total revenue	$81,191	$71,480	$159,039

The increase in revenue attributable to European countries for the year ended December 31, 2012 compared to the year ended December 31, 2011 is primarily attributable to increased product sales and royalty revenues from our existing European collaboration partners. The decrease in revenue attributable to European countries for the year ended December 31, 2011 compared to the year ended December 31, 2010 is primarily attributable to the revenue we recognized in 2010 from the AstraZeneca license agreement.

Cost of goods sold (in thousands, except percentages)

	Year Ended December 31,			Increase/ (Decrease) 2012 vs. 2011	Increase/ (Decrease) 2011 vs. 2010	Percentage Increase/ (Decrease) 2012 vs. 2011	Percentage Increase/ (Decrease) 2011 vs. 2010
	2012	2011	2010
Cost of goods sold	$30,428	$21,891	$25,667	$8,537	$(3,776)	39%	(15)%
Product gross profit	4,971	2,973	1,745	1,998	1,228	67%	70%
Product gross margin	14%	12%	6%

Cost of goods sold increased during the year ended December 31, 2012 compared to the year ended December 31, 2011 primarily due to the $10.5 million increase in product sales in 2012. The increase in product gross margin during the year ended December 31, 2012 compared to the year ended December 31, 2011 is primarily due to the decreased cost per unit in 2012 resulting from increased manufacturing activity, resulting in improved overhead absorption.

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

Research and development expense (in thousands, except percentages)

	Year Ended December 31,			Increase/ (Decrease) 2012 vs. 2011	Increase/ (Decrease) 2011 vs. 2010	Percentage Increase/ (Decrease) 2012 vs. 2011	Percentage Increase/ (Decrease) 2011 vs. 2010
	2012	2011	2010
Research and development expense	$148,675	$126,766	$108,065	$21,909	$18,701	17%	17%

Research and development expense consists primarily of personnel costs (including salaries, benefits, and stock-based compensation), clinical study costs, direct costs of outside research conducted by clinical research organizations, materials, supplies, licenses and fees. Research and development expense also includes certain overhead allocations consisting of various support and facilities related costs.

The increase in research and development expense for the year ended December 31, 2012 compared to the year ended December 31, 2011 is primarily attributable to the $15.2 million increase in direct research and development program costs, a substantial portion of which is attributable to the etirinotecan pegol (NKTR-102) Phase 3 BEACON clinical study initiated in December 2011 as well as the NKTR-181 Phase 2 clinical study initiated in July 2012. In addition, research and development expense increased due to a $6.2 million increase in salaries and employee benefits resulting from increased headcount to support our expanded clinical development activities.

The increase in research and development expense for the year ended December 31, 2011 compared to the year ended December 31, 2010 is primarily attributable to a $7.5 million increase in direct research and development program and materials costs, a $3.0 million increase in salaries and employee benefits, and a $6.3 million increase in support and facilities-related costs, which includes increased non-cash depreciation and non-cash rent expenses related to the move to our facility in the Mission Bay Area of San Francisco, California (Mission Bay Facility) at the end of 2010.

We utilize our employee and infrastructure resources across multiple development and research programs. The following table shows expenses incurred for preclinical study support, clinical supplies, clinical and regulatory services provided by third parties and direct materials costs for each of our drug candidates. The table also presents other costs and overhead consisting of personnel, facilities and other indirect costs (in thousands):

	Clinical Study Status(1)	Year Ended December 31,
		2012	2011	2010
Etirinotecan pegol (NKTR-102) (topoisomerase I inhibitor-polymer conjugate)(2)	Phase 3	$31,650	$13,106	$14,730
NKTR-181 (mu-opioid analgesic molecule for chronic pain)	Phase 2	13,537	9,747	4,389
BAY41-6551 (Amikacin Inhale)(3)	Completed Phase 2	13,512	11,389	12,606
NKTR-192 (mu-opioid analgesic molecule for acute pain)	Phase 1	2,676	3,100	—
Naloxegol (NKTR-118) (orally available peripheral opioid antagonist)(4)	Phase 3	27	988	3,439
Other product candidates	Various	4,236	12,071	9,597

Total third party and direct materials costs		65,638	50,401	44,761
Personnel, overhead and other costs		68,781	59,433	48,736
Stock-based compensation and depreciation		14,256	16,932	14,568

Research and development expense		$148,675	$126,766	$108,065

(1)	Clinical Study Status definitions are provided in the chart found in Part I, Item 1. Business.
(2)	In addition, during the year ended December 31, 2011, we made $11.2 million of prepayments to certain vendors in our BEACON study.
(3)	We partnered this program with Bayer Healthcare LLC in August 2007. As part of the Novartis Pulmonary Asset Sale in 2008, we retained an exclusive license to this technology for the development and commercialization of this drug candidate.
(4)	We partnered this program with AstraZeneca AB (AstraZeneca) in 2009. In general, all development costs incurred by us after partnering with AstraZeneca are reimbursed by AstraZeneca.

We expect research and development expense to increase in 2013 as compared to 2012 and to continue at or above the 2012 level for the next several years. We plan to continue to advance etirinotecan pegol in the Phase 3 BEACON study for metastatic breast cancer for which we expect patient enrollment to continue throughout 2013 and the clinical study to continue through 2014. We are also finishing data analysis from the expanded Phase 2 clinical study for etirinotecan pegol in patients with platinum resistant/refractory ovarian cancer in preparation for meetings with health authorities in 2013. At the same time, we continue to advance the Phase 2 clinical study for etirinotecan pegol in colorectal cancer patients. Our current plan is to fund all of the clinical development costs for etirinotecan pegol for the foreseeable future without reimbursement from a collaboration partner. The clinical development costs for the BEACON clinical study will continue to be significant. We estimate that the total third party and direct material costs over the life of the BEACON study will range from approximately $110.0 million to $120.0 million, of which $26.0 million was incurred through the end of 2012. We are unable to estimate the timing or costs to complete the clinical development for etirinotecan pegol across all the potential oncology indications.

In addition to our etirinotecan pegol development activities, in 2013, we plan to continue to enroll the ongoing Phase 2 clinical study for NKTR-181 and also initiate and complete a human abuse liability study for NKTR-181. Further, if the Phase 2 clinical results are successful, we plan to begin preparations for the commencement of Phase 3 clinical studies for NKTR-181. We also plan to continue to advance the development of NKTR-192. We are also actively advancing the preclinical development work for NKTR-171 and NKTR-214 in preparation for entering clinical development in the 2013-2014 timeframe.

In addition, we plan to continue to make substantial investments to support the clinical and commercial manufacturing preparation and scale-up for the nebulizer devices to supply Bayer for the Amikacin Inhale program. Under our collaboration agreement with Bayer, we are responsible for all clinical and commercial supply of the nebulizer devices for this drug candidate. We do not expect to have any significant future research and development costs associated with naloxegol or the naloxegol fixed-dose combination products as AstraZeneca is responsible for all further development and commercialization costs for these drug candidates.

In addition to our drug candidates that we plan to have in clinical development during 2013 and beyond, we believe it is vitally important to continue our substantial investment in a diverse pipeline of new drug candidates to continue to build the value of our drug candidate pipeline and our business. Our discovery research organization is identifying new drug candidates by applying our pegylation technology platform to a wide range of molecule classes, including small molecules and large proteins, peptides and antibodies, across multiple therapeutic areas. We plan to continue to advance our most promising early research drug candidates into preclinical development with the objective to advance these early stage research programs to human clinical studies over the next several years.

Our expenditures on current and future preclinical and clinical development programs are subject to numerous uncertainties in timing and cost to completion. In order to advance our drug candidates through clinical development, each drug candidate must be tested in numerous preclinical safety, toxicology and efficacy studies. We then conduct clinical studies for our drug candidates that take several years to complete. The cost and time required to complete clinical trials may vary significantly over the life of a clinical development program as a result of a variety of factors, including but not limited to:

•	the number of patients required for a given clinical study design;

•	the length of time required to enroll clinical study participants;

•	the number and location of sites included in the clinical studies;

•	the clinical studies designs required by the health authorities (i.e. primary, secondary end points and the size of the study needed to demonstrate efficacy and safety outcomes);

•	the potential for changing standards of care for the target patient population;

•	the competition for patient recruitment from competitive drug candidates being studied in the same clinical setting;

•	the costs of producing supplies of the product candidates needed for clinical trials and regulatory submissions;

•	the safety and efficacy profile of the drug candidate;

•	the use of clinical research organizations to assist with the management of the trials; and

•	the costs and timing of, and the ability to secure, approvals from government health authorities.

Furthermore, our strategy includes the potential of entering into collaborations with third parties to participate in the development and commercialization of some of our drug candidates such as those collaborations that we have already completed for naloxegol and Amikacin Inhale. In these situations, the clinical development program and process for a drug candidate and the estimated completion date will largely be under the control of that third party and not under our control. We cannot forecast with any degree of certainty which of our drug candidates will be subject to future collaborations or how such arrangements would affect our development plans or capital requirements.

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

General and administrative expense (in thousands, except percentages)

	Year Ended December 31,			Increase/ (Decrease) 2012 vs. 2011	Increase/ (Decrease) 2011 vs. 2010	Percentage Increase/ (Decrease) 2012 vs. 2011	Percentage Increase/ (Decrease) 2011 vs. 2010
	2012	2011	2010
General and administrative expense	$41,614	$46,760	$40,986	$(5,146)	$5,774	(11)%	14%

General and administrative expense includes the cost of administrative staffing, business development, marketing, finance, human resources and legal activities.

General and administrative expense decreased during the year ended December 31, 2012 compared to the year ended December 31, 2011 primarily as a result of a $2.7 million payment obligation incurred in 2011 related to the settlement of a commercial litigation matter as well as a $2.1 million decrease in non-cash stock-based compensation expense in 2012 as compared to 2011.

For the year ended December 31, 2011 compared to the year ended December 31, 2010, general and administrative expense increased by $2.7 million due to the payment obligation related to the settlement of a commercial litigation matter noted above. In addition, general and administrative expense increased due to personnel-related costs, support and facilities-related costs, and other administrative costs.

In 2013, we expect general and administrative expenses to increase modestly compared to 2012.

Impairment of long lived assets (in thousands except percentages)

	Year Ended December 31,			Increase/ (Decrease) 2012 vs. 2011	Increase/ (Decrease) 2011 vs. 2010	Percentage Increase/ (Decrease) 2012 vs. 2011	Percentage Increase/ (Decrease) 2011 vs. 2010
	2012	2011	2010
Impairment of long-lived assets	$1,675	$—	$12,576	$1,675	$(12,576)	100%	(100)%

In an effort to reduce ongoing operating costs and improve our organizational structure, efficiency and productivity, in March 2012, we announced a plan to consolidate our U.S.-based research activities at our existing San Francisco location and to cease the use of and offer for sale one of our buildings located in Huntsville, Alabama that was dedicated to research activities. As a result, we concluded that the combined carrying value of the land and building exceeded fair value and we recorded an impairment loss of $1.7 million in March 2012. No further impairment losses were recorded in the year ended December 31, 2012, however, until we dispose of these assets, we will update our analysis of their fair value on a regular basis and such updates could result in further impairment charges in future periods. As of December 31, 2012, the remaining net book value of these assets is $2.8 million.

During the year ended December 31, 2010, we relocated all of our operations previously located in San Carlos, California, including our corporate headquarters, to our Mission Bay Facility in San Francisco, California. We determined that the carrying value of the San Carlos facility exceeded its fair value based on a discounted cash flow model and an impairment charge of $12.6 million was recognized as a result. As of December 31, 2012, the remaining net book value of these assets is $1.4 million.

Interest income (in thousands except percentages)

	Year Ended December 31,			Increase/ (Decrease) 2012 vs. 2011	Increase/ (Decrease) 2011 vs. 2010	Percentage Increase/ (Decrease) 2012 vs. 2011	Percentage Increase/ (Decrease) 2011 vs. 2010
	2012	2011	2010
Interest income	$2,315	$2,244	$1,545	$71	$699	3%	45%

Interest income for the year ended December 31, 2012 was consistent with the year ended December 31, 2011.

The increase in interest income for the year ended December 31, 2011 compared to the year ended December 31, 2010 is a result of higher average cash and investment balances partially offset by the impact of lower interest rates earned on our cash, cash equivalents, and available-for-sale investments.

Interest expense (in thousands except percentages)

	Year Ended December 31,			Increase/ (Decrease) 2012 vs. 2011	Increase/ (Decrease) 2011 vs. 2010	Percentage Increase/ (Decrease) 2012 vs. 2011	Percentage Increase/ (Decrease) 2011 vs. 2010
	2012	2011	2010
Interest expense	$15,489	$10,223	$11,174	$5,266	$(951)	52%	(9)%
Non-cash interest expense on liability related to sale of future royalties	$18,057	$—	$—	$18,057	$—	100%	N/A

The increase in interest expense for the year ended December 31, 2012 compared to the year ended December 31, 2011 is attributable to the interest expense recorded on the senior secured notes we issued in 2012. On July 11, 2012, we issued $125.0 million of 12% senior secured notes maturing on July 15, 2017. In connection with this transaction, we retired a principal amount of $42.5 million of our $215.0 million in aggregate principal amount of 3.25% convertible subordinated notes in exchange for $42.5 million in principal amount of 12% senior secured notes. We repaid the remaining $172.4 million in principal amount of convertible subordinated notes in full at maturity on September 28, 2012.

The increase in non-cash interest expense on liability related to sale of future royalties for the year ended December 31, 2012 compared to the year ended December 31, 2011 is attributable to the royalty sale transaction that we completed in 2012. On February 24, 2012, we sold all of our rights to receive future royalty payments on CIMZIA® and MIRCERA® in exchange for $124.0 million. As described in Note 7 to our Consolidated Financial Statements, this royalty sale transaction has been recorded as a liability that amortizes over the estimated royalty payment period as CIMZIA® and MIRCERA® royalties are remitted directly to the purchaser. We impute interest on the transaction and record interest expense at the effective interest rate, which we currently estimated to be approximately 17%. There are a number of factors that could materially affect the estimated interest rate and we will assess this estimate on a periodic basis. As a result, future interest rates could differ significantly and any such change in interest rate will be adjusted prospectively.

As a result of the timing of the royalty sale transaction and the issuance of the senior secured notes in 2012, we expect interest expense and non-cash interest expense to increase in 2013 as compared to 2012.

The decrease in interest expense for the year ended December 30, 2011 compared to the year ended December 31, 2010 is primarily attributable to the complete amortization of deferred financing costs during 2010 relating to our 3.25% convertible subordinated notes that matured in September 2012.

Liquidity and Capital Resources

We have financed our operations primarily through revenue from product sales, royalties and research and development contracts, as well as public and private placements of debt and equity. As of December 31, 2012, we had cash, cash equivalents and investments in marketable securities of $302.2 million and indebtedness of $149.0 million. The indebtedness includes $125.0 million in aggregate principal amount of 12.0% senior secured notes due July 15, 2017, but excludes our long-term liability relating to the sale of future royalties. As is further described in Note 7 to our Consolidated Financial Statements, this royalty obligation liability will not be settled in cash, but we may be required to make a payment of up to $7.0 million in 2014 if the worldwide net sales thresholds of MIRCERA® in 2013 are not met. On July 11, 2012, we issued $125.0 million in aggregate principal amount of senior secured notes. In connection with this transaction, we retired a principal amount of $42.5 million of our $215.0 million in aggregate principal amount of 3.25% convertible subordinated notes in exchange for $42.5 million in principal amount of senior secured notes. As a result of these transactions, we received cash of $82.5 million, less approximately $4.5 million in transaction costs, of which $25.0 million is required to be maintained in a restricted account until July 1, 2015. On September 28, 2012, we repaid the remaining $172.4 million in principal amount on the convertible subordinated notes. Additionally at December 31, 2012, we had letter of credit arrangements with certain financial institutions and vendors, including our landlord, totaling $2.4 million. These letters of credit will expire during 2013 and are secured by investments of similar amounts. We have no material credit facility or other material committed sources of capital.

As of December 31, 2012, we had at least twelve months of working capital to fund our current business plans. We expect the clinical development of our proprietary drug candidates including etirinotecan pegol (NKTR-102), Amikacin Inhale, NKTR-181, and NKTR-192 will require significant investment in order to continue to advance in clinical development with the objective of entering into a collaboration partnership or obtaining regulatory approval. However, we have no credit facility or any other sources of committed capital. In addition, while in the past we have received a number of significant payments from license and collaboration agreements and other significant transactions, we do not currently anticipate completing new transactions with substantial upfront payments in the near -term. Our current business plan is also subject to significant uncertainties and risks as a result of, among other factors, expenses being higher than anticipated, unplanned expenses, cash receipts being lower than anticipated, and the need to satisfy contingent liabilities including litigation matters and indemnification obligations.

The availability and terms of various financing alternatives substantially depend on the success or failure of our drug development programs including naloxegol, BAX 855, Amikacin Inhale, etirinotecan pegol, NKTR-181, and NKTR-192. The availability and terms of financing alternatives and any future significant payments from existing or new collaborations all depend on the positive outcome of ongoing or planned clinical studies, whether we or our partners are successful in obtaining health authority approvals in major markets, and if approved, the commercial success of these drugs. In particular, we are entitled to up to $235.0 million of regulatory and commercial launch milestones under our license agreement with AstraZeneca, $95.0 million of which is related to AstraZeneca submitting regulatory approval filings for naloxegol with the FDA and with the EMA. AstraZeneca has indicated that it plans to submit regulatory filings for naloxegol subject to AstraZeneca’s preparation of the NDA submission package and a pre-NDA meeting with the FDA. In the event we do not enter into any new collaboration partnerships with significant up-front payments or do not receive the naloxegol regulatory milestone payments in 2013, we would likely be required to pursue financing alternatives. In the event we determine to explore financing alternatives, our objective would be to first pursue financing alternatives that are not dilutive to the ownership of our common stock security holders. However, if non-dilutive financing alternatives are not available to us on commercially reasonable terms or at all, we could be required to pursue dilutive equity-based financing alternatives such as an offering of convertible debt or common stock.

Due to the potential for continued uncertainty in the credit markets in 2013 and thereafter, we may experience reduced liquidity with respect to some of our investments in marketable securities. These investments are generally held to maturity, which is less than two years. However, if the need arises to liquidate such securities before maturity, we may experience losses on liquidation. At December 31, 2012, the average time to maturity of the investments held in our portfolio was approximately four months and the maturity of any single investment did not exceed two years. To date we have not experienced any liquidity issues with respect to these securities, but if such issues arise, we may be required to hold some, or all, of these securities until maturity. We believe that, even allowing for potential liquidity issues with respect to these securities, our remaining cash, cash equivalents, and investments will be sufficient to meet our anticipated cash needs for at least the next twelve months.

Cash flows from operating activities

Cash flows used in operating activities for the year ended December 31, 2012 totaled $129.8 million, which includes $148.3 million of net operating cash uses, partially offset by the receipt of $18.5 million from collaboration agreements. Net operating cash uses also include $6.7 million in interest payments on our convertible subordinated notes retired in full on September 28, 2012. We expect that cash flows used in operating activities, excluding upfront and milestone payments received, if any, will increase in 2013 as a result of increased spending on our proprietary research and development programs, in particular, our BEACON study.

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

Cash flows from investing activities

We purchased $10.6 million, $9.7 million, and $31.5 million of property and equipment in the years ended December 31, 2012, 2011, and 2010, respectively. Our capital expenditures were higher in 2010 as we constructed the leasehold improvements for the Mission Bay Facility and completed our research and development facility in Hyderabad, India. We expect our capital expenditures in 2013 to be consistent with 2012.

Cash flows used in financing activities

On February 24, 2012, we sold all of our rights to receive future royalty payments on CIMZIA® and MIRCERA® in exchange for $124.0 million. As part of this sale, we incurred approximately $4.4 million in transaction costs.

On July 11, 2012, we issued $125.0 million of senior secured notes maturing on July 15, 2017. As part of this transaction, we incurred approximately $4.5 million in issuance costs. In connection with this transaction, we retired the principal amount of $42.5 million of our $215.0 million in aggregate principal amount of convertible subordinated notes in exchange for $42.5 million in principal amount of the senior secured notes. In addition, $25.0 million of the proceeds from the senior secured notes issuance is required to be maintained in a restricted account until July 1, 2015. On September 28, 2012, we repaid the remaining $172.4 million in principal amount of the convertible subordinated notes.

On January 24, 2011, we completed a public offering of our common stock with gross proceeds of approximately $220.4 million. As part of the public offering, we incurred approximately $0.6 million in legal and accounting fees, filing fees, and other offering expenses.

We received proceeds from issuance of common stock related to our employee option and stock purchase plans of $4.1 million, $4.5 million, and $8.9 million in the years ended December 31, 2012, 2011, and 2010, respectively.

Contractual Obligations (in thousands)

	Payments Due by Period
	Total	<=1 Yr 2013	2-3 Yrs 2014-2015	4-5 Yrs 2016-2017	2018+
Obligations(1)
12% Senior secured notes due July 2017, including interest	$200,000	$15,000	$30,000	$155,000	$—
Operating leases(2)	21,520	200	5,176	7,665	8,479
Capital leases, including interest(3)	19,634	5,129	10,471	4,034	—
Purchase commitments(4)	14,648	14,648	—	—	—
Litigation settlement, including interest	4,000	1,000	2,000	1,000	—

	$259,802	$35,977	$47,647	$167,699	$8,479

(1)	The above table does not include certain commitments and contingencies which are discussed in Note 8 of Item 8. Financial Statements and Supplementary Data.
(2)

In November 2010, we moved into our Mission Bay Facility, which includes our corporate headquarters and a research and development center. Under the terms of the sublease we entered into with Pfizer Inc. on

September 30, 2009 for the Mission Bay Facility, we will begin making non-cancelable lease payments in 2014. On December 28, 2011, we amended the sublease of the Mission Bay Facility to include an additional 24,002 square feet of space. Under the terms of the amendment, beginning January 1, 2012, we began making lease payments for this additional space of $40,000 per month until at least May 31, 2013. The sublease is discussed in Note 6 of Item 8. Financial Statements and Supplementary Data.
(3)	These amounts primarily result from capital lease obligations arising from our office space lease at 201 Industrial Road in San Carlos, California. In November 2010, we ceased use of this space as a result of the relocation of all of our California functions to our Mission Bay Facility. We have subleased a portion of the San Carlos Facility and are currently seeking one or more subtenants for the remaining space. This is further discussed in Note 6 of Item 8. Financial Statements and Supplementary Data.
(4)	Substantially all of this amount was subject to open purchase orders as of December 31, 2012 that were issued under existing contracts. This amount does not represent any minimum contract termination liabilities for our existing contracts.

Given our current cash requirements, we forecast that we will have sufficient cash to meet our net operating expense requirements and contractual obligations at least through December 31, 2013. We plan to continue to invest in the advancement of our research and development drug candidate pipeline and our future cash requirements will depend upon the timing and results of these investments. Our capital needs will depend on many factors, including continued progress in our research and development programs, progress with preclinical and clinical trials of our proprietary and partnered drug candidates, our ability to successfully enter into additional collaboration agreements for one or more of our proprietary drug candidates or intellectual property that we control, the time and costs involved in obtaining regulatory approvals, the costs of developing and scaling our clinical and commercial manufacturing operations, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, the need to acquire licenses to new technologies and the status of competitive products.

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

As of December 31, 2012, we had $25.8 million of deferred upfront fees related to two collaboration agreements that are being amortized over 11 to 14 years, or an average of 12.5 years. For our collaboration agreements, our performance obligations may span the life of the agreement. For these, the shortest reasonable period is the end of the development period (estimated to be 4 to 6 years) and the longest period is the contractual life of the agreement, which is generally 10-12 years from the first commercial sale. Given the statistical probability of drug development success in the bio-pharmaceutical industry, drug development programs have only a 5% to 10% probability of reaching commercial success. If we had determined a longer or shorter amortization period was appropriate, our annual upfront fee amortization for these agreements could be as low as $2.4 million or as high as $11.0 million as compared to the $3.2 million recognized in the year ended December 31, 2012.

As of December 31, 2012, we also had $90.4 million of deferred upfront fees related to seven license, manufacturing and supply agreements that are being amortized over periods from 5 to 10 years. Our performance obligations for these agreements may include technology transfer assistance and/or back-up manufacturing and supply services for a specified period of time; therefore, the time estimated to complete the performance obligations related to licenses is either specified or is much shorter than the collaboration agreements. We may experience delays in the execution of technology transfer plans, which may result in a longer amortization period for applicable agreements.

Our original estimates are periodically evaluated to determine if circumstances have caused the estimates to change and if so, amortization of revenue is adjusted prospectively.

On January 1, 2011, we adopted on a prospective basis Accounting Standards Update (ASU) 2009-13, which amends the criteria to identify separate units of accounting within Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements.” In the year ended December 31, 2012, we entered into our first arrangement that requires accounting under this guidance. Under this guidance, at the inception of each new multiple-element arrangement or the material modification of an existing multiple-element arrangement, we allocate arrangement consideration to all units of accounting based on the relative selling price method, generally based on our best estimate of selling price (ESP). The objective of ESP is to determine the price at which we would transact a sale if the product or service was sold on a stand-alone basis. We determine ESP for the elements in our collaboration arrangements by considering multiple factors including, but not limited to, technical complexity of the performance obligation and similarity of elements to those performed under previous arrangements. Since we apply significant judgment in arriving at the ESPs, any material changes would significantly affect the allocation of the total consideration to the different elements of a multiple element arrangement.

Clinical Trial Accruals

We record accruals for the estimated costs of our clinical study activities performed by third parties. We generally accrue costs associated with the start-up and reporting phases of the clinical studies ratably over the estimated duration of the start-up and reporting phases. If the actual timing of these phases varies from the estimate, we will adjust the accrual prospectively. We generally accrue costs associated with the treatment phase of clinical studies based on the total estimated cost of the treatment phase on a per patient basis and we expense the per patient cost ratably based on patient enrollment in the studies. In addition, certain time-based costs are expensed ratably over the treatment phase. Advance payments for goods or services that will be used or rendered for future research and development activities are capitalized as prepaid expenses and recognized as expense as the related goods are delivered or the related services are performed.

Stock-Based Compensation

We use the Black-Scholes option valuation model for each respective grant to determine the estimated fair value of stock options on the date of grant (grant date fair value) and common stock purchased under the ESPP. We expense the estimated fair value of each award, as adjusted by the estimated historical forfeiture rate, ratably over the expected service period of the award. The Black-Scholes option pricing model requires the input of highly subjective assumptions. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect fair value estimates, in management’s opinion, the existing models may not provide a reliable single measure of the fair value of our employee stock options or common stock purchased under our employee stock purchase plan. In addition, management continually assesses the assumptions and methodologies used to calculate the estimated fair value of stock-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to the assumptions and methodologies, and which could materially impact our fair value determination, as well as our stock-based compensation expense.

In addition, for awards that vest upon the achievement of performance milestones, we estimate the vesting period based on our evaluation of the probability of achievement of each respective milestone and the related estimated date of achievement.

Non-cash Interest Expense on Liability Related to Sale of Future Royalties

In February 2012, we sold all of our rights to receive future royalty payments from sales of the CIMZIA® and MIRCERA® drug products marketed by UCB and Roche, respectively. Although we are required to make payments to the purchaser only in certain situations, including the event of our breach of a representation, warranty or covenant in the Purchase and Sale Agreement that gives rise to a liability in accordance with the terms and conditions of such agreement, this royalty sale transaction was recorded as a liability (Royalty Obligation) that we will amortize using the interest method over the estimated life of the Purchase and Sale Agreement. As a result, we impute interest on the transaction and record interest expense at the estimated interest rate. Our estimate of the interest rate under the agreement is based on the amount of royalty payments to be received by RPI over the life of the arrangement and payments we may be required to make to RPI under the agreement, if any. We will periodically assess the expected royalty payments to RPI from UCB and Roche using a combination of historical results and forecasts from market data sources. To the extent such payments are greater or less than our initial estimates or the timing of such payments is materially different than our original estimates, we will prospectively adjust the amortization of the Royalty Obligation. There are a number of factors that could materially affect the amount and timing of royalty payments from CIMZIA® and MIRCERA®, most of which are not within our control. Such factors include, but are not limited to, changing standards of care, the introduction of competing products, manufacturing or other delays, biosimilar competition, intellectual property matters, adverse events that result in health authority imposed restrictions on the use of the drug products, and other events or circumstances that result in reduced royalty payments from CIMZIA® and MIRCERA®, all of which would result in a reduction of non-cash royalty revenues and non-cash interest expense over the life of the Royalty Obligation. Conversely, if sales of CIMZIA® and MIRCERA® are higher than expected, non-cash royalty revenues and non-cash interest expense would also be greater over the term of the Royalty Obligation. If we had determined that the interest rate used in 2012 should have been one percentage point higher than our current estimate of 17%, the non-cash interest expense recognized in the year ended December 31, 2012 would have increased by $1.2 million.

Recent Accounting Pronouncements

On January 1, 2012, we were required to adopt new accounting guidance related to the presentation of comprehensive income that prohibits the presentation of other comprehensive income (OCI) in the statement of stockholders’ equity and instead, provides the option of presenting OCI in a continuous statement of comprehensive income or as two separate consecutive statements. We elected to present OCI in two separate consecutive statements.

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

A hypothetical 50 basis point increase in interest rates would result in an approximate $0.4 million decrease, less than 1%, in the fair value of our available-for-sale securities at December 31, 2012. This potential change is based on sensitivity analyses performed on our investment securities at December 31, 2012. Actual results may differ materially. The same hypothetical 50 basis point increase in interest rates would have resulted in an approximate $1.7 million decrease, less than 1%, in the fair value of our available-for-sale securities at December 31, 2011.

Due to the potential for continued uncertainty in the credit markets in 2013, we may experience reduced liquidity with respect to some of our investments in marketable securities. These investments are generally held to maturity, which is less than two years. However, if the need arises to liquidate such securities before maturity, we may experience losses on liquidation. As of December 31, 2012, we held $252.8 million of available-for-sale investments, excluding money market funds, with an average time to maturity of four months. To date we have not experienced any liquidity issues with respect to these securities, but should such issues arise, we may be required to hold some, or all, of these securities until maturity. We believe that, even allowing for potential liquidity issues with respect to these securities, our remaining cash, cash equivalents, and investments will be sufficient to meet our anticipated cash needs for at least the next twelve months. Based on our available cash and our expected operating cash requirements, we currently do not intend to sell these securities prior to maturity and it is more likely than not that we will not be required to sell these securities before we recover the amortized cost basis. Accordingly, we believe there are no other-than-temporary impairments on these securities and have not recorded any provisions for impairment.

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

NEKTAR THERAPEUTICS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Nektar Therapeutics

We have audited the accompanying consolidated balance sheets of Nektar Therapeutics as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nektar Therapeutics at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Nektar Therapeutics’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Redwood City, California

February 28, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Nektar Therapeutics

We have audited Nektar Therapeutics’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Nektar Therapeutics’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Nektar Therapeutics maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nektar Therapeutics as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 of Nektar Therapeutics and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Redwood City, California

February 28, 2013

NEKTAR THERAPEUTICS

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(In thousands, except par value information)
ASSETS
Current assets:
Cash and cash equivalents	$25,437	$15,312
Short-term investments	251,757	225,856
Accounts receivable, net of allowance of nil at December 31, 2012 and 2011	5,805	4,938
Inventory	18,269	12,656
Other current assets	13,363	17,944

Total current assets	314,631	276,706
Long-term investments	—	173,768
Restricted cash	25,000	—
Property and equipment, net	72,215	78,576
Goodwill	76,501	76,501
Other assets	9,443	999

Total assets	$497,790	$606,550

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,863	$3,019
Accrued compensation	8,773	12,807
Accrued expenses	8,008	6,669
Accrued clinical trial expenses	17,500	11,953
Deferred revenue, current portion	21,896	19,643
Interest payable	7,083	1,805
Convertible subordinated notes	—	214,955
Other current liabilities	12,414	4,681

Total current liabilities	78,537	275,532
Senior secured notes	125,000	—
Capital lease obligations, less current portion	11,607	14,582
Liability related to the sale of future royalties, less current portion	128,266	—
Deferred revenue, less current portion	96,551	108,188
Deferred gain	2,404	3,278
Other long-term liabilities	8,407	7,159

Total liabilities	450,772	408,739
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 10,000 shares authorized, $0.0001 par value; 3,100 shares designated Series A and no shares issued or outstanding at December 31, 2011; no shares designated, issued or outstanding at December 31, 2012	—	—
Common stock, $0.0001 par value; 300,000 authorized; 115,259 shares and 114,485 shares issued and outstanding at December 31, 2012 and 2011, respectively	11	11
Capital in excess of par value	1,617,744	1,597,428
Accumulated other comprehensive loss	(357)	(1,103)
Accumulated deficit	(1,570,380)	(1,398,525)

Total stockholders’ equity	47,018	197,811

Total liabilities and stockholders’ equity	$497,790	$606,550

The accompanying notes are an integral part of these consolidated financial statements.

NEKTAR THERAPEUTICS

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except per share information)
Revenue:
Product sales	$35,399	$24,864	$27,412
Royalty revenues	4,874	10,327	7,255
Non-cash royalty revenue related to sale of future royalties	10,791	—	—
License, collaboration and other revenue	30,127	36,289	124,372

Total revenue	81,191	71,480	159,039
Operating costs and expenses:
Cost of goods sold	30,428	21,891	25,667
Research and development	148,675	126,766	108,065
General and administrative	41,614	46,760	40,986
Impairment of long-lived assets	1,675	—	12,576

Total operating costs and expenses	222,392	195,417	187,294

Loss from operations	(141,201)	(123,937)	(28,255)

Non-operating income (expense):
Interest income	2,315	2,244	1,545
Interest expense	(15,489)	(10,223)	(11,174)
Non-cash interest expense on liability related to sale of future royalties	(18,057)	—	—
Other income (expense), net	983	(1,044)	827

Total non-operating expense, net	(30,248)	(9,023)	(8,802)

Loss before provision for income taxes	(171,449)	(132,960)	(37,057)
Provision for income taxes	406	1,018	881

Net loss	$(171,855)	$(133,978)	$(37,938)

Basic and diluted net loss per share	$(1.50)	$(1.19)	$(0.40)

Weighted average shares outstanding used in computing basic and diluted net loss per share	114,820	112,942	94,079

The accompanying notes are an integral part of these consolidated financial statements.

NEKTAR THERAPEUTICS

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Net loss	$(171,855)	$(133,978)	$(37,938)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale investments	1,206	(783)	(267)
Income tax benefit on unrealized gain on available-for-sale investments	(470)	—	—
Net foreign currency translation gain (loss)	10	(1,288)	210

Other comprehensive income (loss), net of tax	746	(2,071)	(57)

Comprehensive loss	$(171,109)	$(136,049)	$(37,995)

The accompanying notes are an integral part of these consolidated financial statements.

NEKTAR THERAPEUTICS

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Shares	Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Stockholders’ Equity
	(In thousands)
Balance at December 31, 2009	93,281	$9	$1,327,942	$1,025	$(1,226,609)	$102,367
Stock option exercises and RSU release	1,176	—	8,340	—	—	8,340
Stock-based compensation	—	—	17,399	—	—	17,399
Shares issued for Employee Stock Purchase Plan	60	—	551	—	—	551
Other comprehensive loss	—	—	—	(57)	—	(57)
Net loss	—	—	—	—	(37,938)	(37,938)

Balance at December 31, 2010	94,517	9	1,354,232	968	(1,264,547)	90,662
Sale of common stock, net of issuance costs of $617	19,000	2	219,781	—	—	219,783
Stock option exercises and RSU release	866	—	3,916	—	—	3,916
Stock-based compensation	—	—	18,885	—	—	18,885
Shares issued for Employee Stock Purchase Plan	102	—	614	—	—	614
Other comprehensive loss	—	—	—	(2,071)	—	(2,071)
Net loss	—	—	—	—	(133,978)	(133,978)

Balance at December 31, 2011	114,485	11	1,597,428	(1,103)	(1,398,525)	197,811
Shares issued under equity compensation plans	774	—	4,117	—	—	4,117
Stock-based compensation	—	—	16,199	—	—	16,199
Other comprehensive income	—	—	—	746	—	746
Net loss	—	—	—	—	(171,855)	(171,855)

Balance at December 31, 2012	115,259	$11	$1,617,744	$(357)	$(1,570,380)	$47,018

The accompanying notes are an integral part of these consolidated financial statements.

NEKTAR THERAPEUTICS

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Cash flows from operating activities:
Net loss	$(171,855)	$(133,978)	$(37,938)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense on liability related to sale of future royalties	18,057	—	—
Non-cash royalty revenue related to sale of future royalties	(10,791)	—	—
Stock-based compensation	16,199	18,885	17,399
Depreciation and amortization	14,508	14,951	16,551
Impairment of long-lived assets	1,675	—	12,576
Other non-cash transactions	845	1,359	198
Changes in assets and liabilities:
Accounts receivable, net	(867)	20,164	(20,301)
Inventory	(5,613)	(5,390)	(795)
Other assets	6,031	(12,267)	577
Accounts payable	(122)	(3,384)	4,274
Accrued compensation	(4,034)	3,555	(800)
Accrued expenses	1,495	1,013	1,683
Accrued clinical trial expenses	5,547	(191)	(2,023)
Deferred revenue	(9,384)	(17,516)	(47,025)
Interest payable	5,278	—	—
Other liabilities	3,275	(943)	(247)

Net cash used in operating activities	(129,756)	(113,742)	(55,871)

Cash flows from investing activities:
Purchases of property and equipment	(10,583)	(9,722)	(31,457)
Restricted cash	(25,000)	—	—
Maturities of investments	307,887	383,052	475,813
Sales of investments	5,378	210,089	15,479
Purchases of investments	(164,662)	(695,371)	(443,122)

Net cash provided by (used in) investing activities	113,020	(111,952)	16,713

Cash flows from financing activities:
Proceeds from issuance of senior secured notes, net of $4.5 million of issuance costs	77,940	—	—
Repayment of convertible subordinated notes	(172,407)	—	—
Payment of capital lease obligations	(2,437)	(1,978)	(1,356)
Proceeds from sale of future royalties, net of $4.4 million of transaction costs	119,588	—	—
Proceeds from shares issued under equity compensation plans	4,117	4,530	8,891
Issuance of common stock, net of issuance costs	—	219,783	—

Net cash provided by financing activities	26,801	222,335	7,535

Effect of exchange rates on cash and cash equivalents	60	916	(219)

Net increase (decrease) in cash and cash equivalents	10,125	(2,443)	(31,842)

Cash and cash equivalents at beginning of year	15,312	17,755	49,597

Cash and cash equivalents at end of year	$25,437	$15,312	$17,755

Supplemental disclosure of cash flow information:
Cash paid for interest	$9,620	$10,277	$10,599

Cash paid for income taxes	$1,021	$957	$407

Supplemental schedule of non-cash investing and financing activities:
Retirement of convertible subordinated notes in exchange for senior secured notes	$42,548	$—	$—

Property and equipment acquired through capital leases	$—	$—	$195

The accompanying notes are an integral part of these consolidated financial statements.

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

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

Our research and development activities have required significant resources to date and are expected to continue to require significant resources. As a result, we expect to continue to incur substantial losses and negative cash flows from operations in the future. We have financed our operations primarily through cash from licensing, collaboration and manufacturing agreements as well as financing transactions. At December 31, 2012, we had approximately $302.2 million in cash, cash equivalents and investments in marketable securities, of which $25.0 million was restricted, and $149.0 million in indebtedness. The indebtedness includes $125.0 million in aggregate principal amount of 12.0% senior secured notes due July 15, 2017 which we issued during the year ended December 31, 2012, but excludes our long-term liability relating to the sale of future royalties. As is further described in Note 7, this royalty obligation liability will not be settled in cash, but we may be required to make a payment of up to $7.0 million to the royalty purchaser in 2014 if certain worldwide net sales thresholds of MIRCERA® in 2013 are not met. During the year ended December 31, 2012, we retired $215.0 million in aggregate principal amount of all of our previously outstanding convertible subordinated notes.

Basis of Presentation, Principles of Consolidation and Use of Estimates

Our consolidated financial statements include the financial position, results of operations and cash flows of our wholly-owned subsidiaries: Nektar Therapeutics (India) Private Limited, Nektar Therapeutics UK, Ltd. (Nektar UK) and Aerogen, Inc. All intercompany accounts and transactions have been eliminated in consolidation. In December 2010, we completed the dissolution of Aerogen, Inc. and all remaining assets were transferred to Nektar Therapeutics.

Our consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting our consolidated financial results. Translation gains and losses are included in accumulated other comprehensive income (loss) in the stockholders’ equity section of the balance sheet. To date, such cumulative translation adjustments have not been material to our consolidated financial position. Aggregate gross foreign currency transaction gains (losses) recorded in operations for the years ended December 31, 2012, 2011, and 2010 were not material.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. On an ongoing basis, we evaluate our estimates, including those related to deferred revenue recognition periods, inventories, the impairment of investments, the impairment of goodwill and long-lived assets, contingencies, estimated interest expense from our liability related to our sale of future royalties, stock-based compensation, and ongoing litigation, amongst other estimates. We base our estimates on historical experience and on other assumptions that management believes are reasonable under the circumstances. These estimates also form the basis for making judgments about the carrying values of assets and liabilities when these values are not readily apparent from other sources.

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

Cash, Cash Equivalents, and Investments, and Fair Value of Financial Instruments

We consider all investments in marketable securities with an original maturity of three months or less when purchased to be cash equivalents. Investments in securities with remaining maturities of less than one year, or where our intent is to use the investments to fund current operations or to make them available for current operations, are classified as short-term investments.

Investments are designated as available-for-sale and are carried at fair value, with unrealized gains and losses reported in stockholders’ equity as accumulated other comprehensive income (loss). The disclosed fair value related to our cash equivalents and investments is based primarily on the reported fair values in our period-end brokerage statements, which are based on market prices from a variety of industry standard data providers and generally represent quoted prices for similar assets in active markets or have been derived from observable market data. We independently validate these fair values using available market quotes and other information.

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

Accounts Receivable and Significant Customer Concentrations

Our customers are primarily pharmaceutical and biotechnology companies that are located in the U.S. and Europe. Our accounts receivable balance contains billed and unbilled trade receivables from product sales and royalties, as well as time and materials based billings from collaborative research and development agreements. When appropriate, we provide for an allowance for doubtful accounts by reserving for specifically identified doubtful accounts. We generally do not require collateral from our customers. We perform a regular review of our customers’ payment histories and associated credit risk. We have not experienced significant credit losses from our accounts receivable. At December 31, 2012, four different customers represented 38%, 27%, 14% and 11%, respectively, of our accounts receivable. At December 31, 2011, four different customers represented 26%, 20%, 19% and 17%, respectively, of our accounts receivable.

Inventory and Significant Supplier Concentrations

Inventory is generally manufactured upon receipt of firm purchase orders from our collaboration partners. Inventory includes direct materials, direct labor, and manufacturing overhead and cost is determined on a first-in, first-out basis. Inventory is stated at the lower of cost or market and is net of reserves determined using specific identification plus an estimated reserve for defective or excess inventory based on historical experience or projected usage. Inventory related to research and development activities are expensed when purchased.

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

We periodically review our property and equipment for recoverability whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Generally, an impairment loss would be recognized if the carrying amount of an asset exceeds the sum of the discounted cash flows expected to result from the use and eventual disposal of the asset (See Note 11).

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

We are organized in one reporting unit and have evaluated the goodwill for the Company as a whole. In order to test for goodwill impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying amount and, if so, we perform a two-step goodwill impairment test. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, the second step would need to be performed; otherwise, no. The second step compares the book value of our assigned goodwill to the implied fair value of our goodwill. We did not recognize any goodwill-related impairment charges during 2012, 2011, or 2010.

Revenue Recognition

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

Royalty revenues

Generally, we are entitled to royalties from our partners based on the net sales of their approved drugs that are marketed and sold in one or more countries where we hold royalty rights. We recognize royalty revenue when the cash is received or when the royalty amount to be received is estimable and collection is reasonably assured. With respect to the non-cash royalties related to sale of future royalties described at Note 7, revenues are recognized during the period in which the related royalty report is received, which generally occurs in the quarter after the applicable product sales are made.

License, collaboration and other

Upfront fees received by us in license and collaboration arrangements that include future obligations, such as manufacturing and supply obligations, are recognized ratably over our expected performance period under each respective arrangement. We make our best estimate of the period over which we expect to fulfill our performance obligations, which may include technology transfer assistance, research activities, clinical development activities, and manufacturing activities from development through the commercialization of the product. Given the uncertainties of these collaboration arrangements, significant judgment is required to determine the duration of the performance period.

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

Our license and collaboration agreements with certain partners also provide for contingent payments to us based solely upon the performance of the respective partner. For such contingent amounts we expect to recognize the payments as revenue when earned under the applicable contract, which is generally upon completion of performance by the respective partner, provided that collection is reasonably assured.

Our license and collaboration agreements with our partners also provide for payments to us upon the achievement of specified sales volumes of approved drugs. We consider these payments to be similar to royalty payments and we will recognize such sales-based payments upon achievement of such sales volumes, provided that collection is reasonably assured.

Shipping and Handling Costs

We recognize costs related to shipping and handling of product to customers in cost of goods sold.

Stock-Based Compensation

Stock-based compensation arrangements include stock option grants and restricted stock unit (RSU) awards under our equity incentive plans, as well as shares issued under our Employee Stock Purchase Plan (ESPP), in which employees may purchase our common stock at a discount to the market price.

We use the Black-Scholes option valuation model for the respective grant to determine the estimated fair value of the option on the date of grant (grant date fair value) and the estimated fair value of common stock purchased under the ESPP. The Black-Scholes option pricing model requires the input of highly subjective assumptions. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models may not provide a reliable single measure of the fair value of our employee stock options or common stock purchased under the ESPP. Management will continue to assess the assumptions and methodologies used to calculate the estimated fair value of stock-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies, and which could materially impact our fair value determination.

We expense the value of the portion of the option or award that is ultimately expected to vest based on the historical forfeiture rate on a straight line basis over the requisite service periods in our Consolidated Statements of Operations. For awards that vest upon the achievement of performance milestones, we estimate the vesting period based on our evaluation of the probability of achievement of each respective milestone and the related estimated date of achievement. Stock-based compensation expense for purchases under the ESPP are recognized based on the estimated fair value of the common stock during each offering period and the percentage of the purchase discount. Expense amounts are allocated among inventory, cost of goods sold, research and development expense, and general and administrative expense based on the function of the applicable employee. Stock-based compensation charges are non-cash charges and as such have no impact on our reported cash flows.

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

We record accruals for the estimated costs of our clinical trial activities performed by third parties. We generally accrue costs associated with the start-up and reporting phases of the clinical trials ratably over the estimated duration of the start-up and reporting phases. We generally accrue costs associated with the treatment phase of clinical trials based on the total estimated cost of the treatment phase on a per patient basis and we expense the per patient cost ratably over the estimated patient treatment period based on patient enrollment in the trials. In addition, certain time-based costs are expensed ratably over the treatment phase. Advance payments for goods or services that will be used or rendered for future research and development activities are capitalized as prepaid expenses and recognized as expense as the related goods are delivered or the related services are performed.

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

	Year Ended December 31,
	2012	2011	2010
Stock options	13,970	11,338	9,338
Convertible subordinated notes	—	9,989	9,989

Total	13,970	21,327	19,327

Income Taxes

We account for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. We record a valuation allowance against deferred tax assets to reduce their carrying value to an amount that is more likely than not to be realized. When we establish or reduce the valuation allowance related to the deferred tax assets, our provision for income taxes will increase or decrease, respectively, in the period such determination is made.

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

Comprehensive loss

Comprehensive loss is the change in stockholders’ equity from transactions and other events and circumstances other than those resulting from investments by stockholders and distributions to stockholders. Our other comprehensive income (loss) is comprised of net loss, gains and losses from the foreign currency translation of the assets and liabilities of our India and UK subsidiaries, and unrealized gains and losses on investments.

Recent Accounting Pronouncements

On January 1, 2012, we were required to adopt new accounting guidance related to the presentation of comprehensive income that prohibits the presentation of other comprehensive income (OCI) in the statement of stockholders’ equity and instead, provides the option of presenting OCI in a continuous statement of comprehensive income or as two separate consecutive statements. We elected to present OCI in two separate consecutive statements.

Note 2 — Cash, Cash Equivalents, and Available-For-Sale Investments

Cash, cash equivalents, and available-for-sale investments are as follows (in thousands):

	Estimated Fair Value at
	December 31, 2012	December 31, 2011
Cash and cash equivalents	$25,437	$15,312
Short-term investments	251,757	225,856
Long-term investments	—	173,768
Restricted cash	25,000	—

Total cash, cash equivalents, and available-for-sale investments	$302,194	$414,936

Included in our restricted cash balance on our Consolidated Balance Sheet at December 31, 2012 is $25.0 million of restricted cash required to be maintained until July 1, 2017 under the terms of our senior secured notes issued in July 2012. At December 31, 2012 and 2011, we had letter of credit arrangements in favor of a landlord and certain vendors totaling $2.4 million. These letters of credit are secured by investments of similar amounts.

Our portfolio of cash, cash equivalents, and available-for-sale investments includes (in thousands):

	Estimated Fair Value at
	December 31, 2012	December 31, 2011
Corporate notes and bonds	$241,158	$344,427
U.S. corporate commercial paper	3,990	9,464
Obligations of U.S. government agencies	6,108	44,230
Obligations of U.S. states and municipalities	1,504	1,503

Available-for-sale investments	252,760	399,624
Cash and money market funds, including restricted cash	49,434	15,312

Total cash, cash equivalents, and available-for-sale investments	$302,194	$414,936

The following table summarizes our portfolio of available-for-sale investments reported as short-term and long-term investments by contractual maturity (in thousands):

	Estimated Fair Value at
	December 31, 2012	December 31, 2011
Less than one year	$251,757	$213,386
Greater than one year but less than two years	—	186,238

Total available-for-sale investments	$251,757	$399,624

We invest in liquid, high quality debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in securities with maturities of two years or less and maintain a weighted average maturity of one year or less.

Gross unrealized gains and losses were not significant at December 31, 2012 and 2011. During the years ended December 31, 2012, 2011, and 2010, we sold available-for-sale securities totaling $5.4 million, $210.1 million and $15.5 million, respectively, and realized gains and losses were not significant in any of those periods.

All of our investments are categorized as Level 1 or Level 2, as explained in the table below. During the years ended December 31, 2012, 2011, and 2010, there were no transfers between Level 1 and Level 2 of the fair value hierarchy. The following table represents the fair value hierarchy for our financial assets measured at fair value on a recurring basis as of December 31, 2012 and 2011 (in thousands):

As of December 31, 2012:	Level 1	Level 2	Level 3	Total
Money market funds	$22,487	$—	$—	$22,487
U.S. corporate commercial paper	—	3,990	—	3,990
Corporate notes and bonds	—	241,158	—	241,158
Obligations of U.S. government agencies	—	6,108	—	6,108
Obligations of U.S. states and municipalities	—	1,504	—	1,504

Cash equivalents and available-for-sale investments	$22,487	$252,760	$—	$275,247
Cash, including restricted cash				26,947

Cash, cash equivalents, and available-for-sale investments				$302,194

As of December 31, 2011:	Level 1	Level 2	Level 3	Total
Money market funds	$13,950	$—	$—	$13,950
U.S. corporate commercial paper	—	9,464	—	9,464
Corporate notes and bonds	—	344,427	—	344,427
Obligations of U.S. government agencies	—	44,230	—	44,230
Obligations of U.S. states and municipalities	—	1,503	—	1,503

Cash equivalents and available-for-sale investments	$13,950	$399,624	$—	$413,574
Cash				1,362

Cash, cash equivalents, and available-for-sale investments				$414,936

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

Note 3 — Inventory

Inventory consists of the following (in thousands):

	December 31,
	2012	2011
Raw materials	$7,489	$6,660
Work-in-process	6,661	4,313
Finished goods	4,119	1,683

Inventory	$18,269	$12,656

Note 4 — Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2012	2011
Building and leasehold improvements	$72,180	$72,473
Laboratory equipment	27,145	26,290
Manufacturing equipment	20,877	19,550
Furniture, fixtures and other equipment	21,914	20,750

Depreciable property and equipment at cost	142,116	139,063
Less: accumulated depreciation	(72,666)	(62,237)

Depreciable property and equipment, net	69,450	76,826
Construction-in-progress	2,765	1,750

Property and equipment, net	$72,215	$78,576

Building and leasehold improvements include our manufacturing, research and development and administrative facilities and the related improvements to these facilities. Laboratory and manufacturing equipment include assets that support both our manufacturing and research and development efforts. Construction-in-progress includes assets being built to enhance our manufacturing and research and development efforts. Property and equipment includes certain assets acquired through capital leases (See Note 6).

In July 2012, we consolidated our U.S.-based research activities into our existing San Francisco facility and ceased use of one of our buildings located in Huntsville, Alabama that was dedicated to research activities. The announcement of this consolidation plan in March 2012 triggered the recognition of a $1.7 million impairment charge relating to these assets (see Note 11).

Depreciation expense, including depreciation of assets acquired through capital leases, for the years ended December 31, 2012, 2011, and 2010 was $13.8 million, $15.0 million, and $14.8 million, respectively.

Note 5 — Senior Secured Notes and Convertible Subordinated Notes

The outstanding balances of our senior secured notes and our convertible subordinated notes are as follows (in thousands):

	Semi-Annual Interest Payment Dates	December 31,
		2012	2011
12% Senior Secured Notes due July 2017	January 15, July 15	$125,000	$—
3.25% Convertible Subordinated Notes due September 2012	March 28, September 28	$—	$214,955

On July 11, 2012, we issued $125.0 million in aggregate principal amount of senior secured notes (Senior Notes) with the entire principal amount due on July 15, 2017. The Senior Notes bear interest at 12.0% per annum payable in cash semi-annually in arrears on January 15 and July 15 of each year, beginning January 15, 2013. The Senior Notes are secured by a first-priority lien on substantially all of our assets. In connection with this transaction, we retired $42.5 million of principal amount of our convertible subordinated notes in exchange for the same principal amount of Senior Notes and received the remaining proceeds in cash, less approximately $4.5 million in transaction costs. Given that the Senior Notes were recently issued in July 2012, we believe the carrying amount of the Senior Notes is consistent with its fair value at December 31, 2012.

The Senior Notes contain customary covenants, including covenants that limit or restrict our ability to incur liens, incur indebtedness, and make certain restricted payments, but do not contain covenants related to future financial performance. In particular, $25.0 million of the proceeds is required to be maintained in a restricted account until July 1, 2015 and which is included in restricted cash. The Senior Notes are callable by us at any time, subject to certain prepayment premiums and conditions. If we experience certain change of control events, the holders of the Senior Notes will have the right to require us to purchase all or a portion of the Senior Notes at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the date of purchase. In addition, upon certain asset sales, we may be required to offer to use the net proceeds thereof to purchase some of the Senior Notes at 100% of the principal amount thereof, plus accrued and unpaid interest to the date of purchase.

We used the proceeds from the issuance of the Senior Notes and our existing cash to repay the remaining $172.4 million in principal amount of our convertible subordinated notes in full at maturity on September 28, 2012.

Note 6 — Leases

Capital Leases

We lease office space and certain office equipment under capital lease arrangements. The gross carrying value by major asset class and accumulated depreciation as of December 31, 2012 and 2011 are as follows (in thousands):

	December 31,
	2012	2011
Building and leasehold improvements	$2,117	$2,117
Furniture, fixtures and other equipment	195	195

Total assets recorded under capital leases	2,312	2,312
Less: accumulated depreciation	(882)	(464)

Net assets recorded under capital leases	$1,430	$1,848

We lease office space at 201 Industrial Road in San Carlos, California under capital lease arrangements. Under the terms of the lease, rent increases up to 3% annually and the lease termination date is October 5, 2016. As of November 29, 2010, we ceased use of this space as a result of the relocation of our San Carlos operations and corporate headquarters to San Francisco, California. We have subleased portions of the San Carlos facility and are currently seeking one or more subtenants for the remaining space, but have not been relieved of any obligations under the terms of this lease. As a result of our relocation, an impairment test was performed for the building and related leasehold improvements located in San Carlos. As a result of this impairment test, we recorded an impairment charge of $12.6 million in November 2010 (see Note 11).

Future minimum payments for our capital leases at December 31, 2012 are as follows (in thousands):

Years ending December 31,
2013	$5,129
2014	5,191
2015	5,280
2016	4,034

Total minimum payments required	$19,634
Less: amount representing interest	(5,057)

Present value of future minimum lease payments	$14,577
Less: current portion	(2,970)

Capital lease obligation, less current portion	$11,607

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

Under the terms of the Sublease, we will begin making non-cancelable lease payments in 2014, after the expiration of our free rent period on August 1, 2014. The Sublease term is 114 months, commencing in August 2010 and terminating on January 31, 2020. Monthly base rent will start at $2.95 per square foot and will escalate over the term of the sublease at various intervals to $3.42 per square foot in the final period of the Sublease term.

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

On December 28, 2011, we amended the Sublease to include an additional 24,002 square feet of space. The amendment term commenced on December 28, 2011 and ends on January 31, 2020. However, we retain the right to terminate the amendment on or prior to May 31, 2013. Under the terms of the amendment, beginning January 1, 2012, we began making lease payments of $40,000 per month which will continue until the termination option expires.

Our future minimum lease payments for our operating lease at December 31, 2012 are as follows (in thousands):

Years ending December 31,
2013	$200
2014	1,509
2015	3,667
2016	3,777
2017	3,888
2018 and thereafter	8,479

Total future minimum lease payments	$21,520

We recognize rent expense on a straight-line basis over the lease period. For the years ended December 31, 2012, 2011, and 2010, rent expense for all our operating leases, including our Mission Bay Facility, was approximately $2.8 million, $2.4 million, and $2.2 million, respectively.

Note 7 — Liability Related to Sale of Future Royalties

On February 24, 2012, we entered into a Purchase and Sale Agreement (the Purchase and Sale Agreement) with RPI Finance Trust (RPI), an affiliate of Royalty Pharma, pursuant to which we sold, and RPI purchased, our right to receive royalty payments (the Royalty Entitlement) arising from the worldwide net sales, from and after January 1, 2012, of (a) CIMZIA®, under Nektar’s license, manufacturing and supply agreement with UCB Pharma (UCB), and (b) MIRCERA®, under Nektar’s license, manufacturing and supply agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (together referred to as Roche). We received aggregate cash proceeds for the Royalty Entitlement of $124.0 million. As part of this sale, we incurred approximately $4.4 million in transaction costs, which will be amortized to interest expense over the estimated life of the Purchase and Sale Agreement. As a result of our ongoing manufacturing and supply obligations related to the generation of these royalties, although we sold all of our rights to receive royalties from the CIMZIA® and MIRCERA® products, we will continue to account for these royalties as revenue and recorded the $124.0 million in proceeds from this transaction as a liability (Royalty Obligation) that will be amortized using the interest method over the estimated life of the Purchase and Sale Agreement.

The following table shows the activity within the liability account during the year ended December 31, 2012 (in thousands):

Liability related to sale of future royalties—beginning balance	$—
Proceeds from sale of future royalties	124,000
Non-cash interest expense recognized during 2012	18,057
CIMZIA® and MIRCERA® royalties paid to RPI during 2012	(10,791)

Total liability related to sale of future royalties as of December 31, 2012	131,266
Less: current portion	(3,000)

Liability related to sale of future royalties, less current portion	$128,266

As a result of this liability accounting, even though the royalties from UCB and Roche are remitted directly to RPI which started in the second quarter of 2012 for royalties arising from product sales in the first quarter of 2012, we will continue to recognize revenue for these royalties. We recognize royalties from net sales of CIMZIA® and MIRCERA® upon notification of the actual royalty amount, which occurs in the quarter after such sales are made. During the year ended December 31, 2012, we recognized $13.5 million in aggregate royalties from net sales of CIMZIA® and MIRCERA®, of which the $2.7 million recognized in the three months ended March 31, 2012 was retained by us as these amounts resulted from royalties on product sales in the fourth quarter of 2011 and the $10.8 million recognized in the nine month period ended December 31, 2012 was remitted by UCB and Roche directly to RPI as these amounts resulted from product sales in the first three quarters of 2012.

As royalties are remitted to RPI from Roche and UCB, the balance of the Royalty Obligation will be effectively repaid over the life of the agreement. In order to determine the amortization of the Royalty Obligation, we are required to estimate the total amount of future royalty payments to be received by RPI and payments we are required to make to RPI as noted below, if any, over the life of the agreement. The sum of these amounts less the $124.0 million proceeds we received will be recorded as interest expense over the life of the Royalty Obligation. Since inception, our estimate of this total interest expense resulted in an effective annual interest rate of approximately 17%. We will periodically assess the estimated royalty payments to RPI from UCB and Roche and to the extent such payments are greater or less than our initial estimates, or the timing of such payments is materially different than our original estimates, we will prospectively adjust the amortization of the Royalty Obligation. There are a number of factors that could materially affect the amount and timing of royalty payments from CIMZIA® and MIRCERA®, most of which are not within our control. Such factors include, but are not limited to, changing standards of care, the introduction of competing products, manufacturing or other delays, biosimilar competition, intellectual property matters, adverse events that result in governmental health authority imposed restrictions on the use of the drug products, and other events or circumstances that could result in reduced royalty payments from CIMZIA® and MIRCERA®, all of which would result in a reduction of non-cash royalty revenues and the non-cash interest expense over the life of the Royalty Obligation. Conversely, if sales of CIMZIA® and MIRCERA® are more than expected, the non-cash royalty revenues and the non-cash interest expense recorded by us would be greater over the term of the Royalty Obligation.

Pursuant to the Purchase and Sale Agreement, we are required to pay to RPI (a) $3.0 million if certain worldwide net sales thresholds of MIRCERA® for the 12 month period ending on December 31, 2012 are not achieved and (b) up to an additional $7.0 million if certain worldwide net sales thresholds of MIRCERA® for the 12 month period ending on December 31, 2013 are not achieved. The Purchase and Sale Agreement grants RPI the right to receive certain reports and other information relating to the Royalty Entitlement and contains other representations and warranties, covenants and indemnification obligations that are customary for a transaction of this nature. In particular, if we breach our obligations under the Purchase and Sale Agreement, we could be required to pay damages to RPI that are not limited to the purchase price we received in the sale transaction. As of December 31, 2012, we have concluded that it is probable that the minimum 2012 MIRCERA® net sales threshold will not be met and, therefore, we expect to make the $3.0 million payment to RPI described above in the first quarter of 2013. The liability for this expected $3.0 million payment is included in other current liabilities on our Consolidated Balance Sheet at December 31, 2012.

Note 8 — Commitments and Contingencies

Royalty Expense

We have third party licenses that require us to pay royalties based on our shipment of certain products and/or on our receipt of royalty payments under certain of our collaboration agreements. Royalty expense, which is reflected in cost of goods sold in our Consolidated Statements of Operations, was approximately $2.9 million, $1.8 million, and $2.2 million for the years ended December 31, 2012, 2011, and 2010, respectively. The overall maximum amount of these obligations is based upon sales of the applicable products by our collaboration partners and cannot be reasonably estimated.

Purchase Commitments

In the normal course of business we enter into various firm purchase commitments related to contract manufacturing, clinical development and certain other items. As of December 31, 2012, these commitments were approximately $14.6 million, all of which are expected to be paid in 2013.

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

On November 18, 2009, the Research Foundation of the State University of New York (SUNY) filed an action against Nektar in the United States District Court for the Northern District of New York. SUNY seeks to recover amounts it alleges it is owed pursuant to a technology licensing contract between Nektar and SUNY. We dispute SUNY’s claims. Discovery in the matter has closed and cross motions for summary judgment (including Nektar’s motion for summary judgment dismissing the action) were filed in October 2012. The motions are fully briefed and are currently being considered by the court. In the event the action survives Nektar’s motion, we expect that a trial would be scheduled in the first half of 2013. We believe that SUNY’s claims are without merit. No reasonable estimate of the possible loss or range of loss can be made at this time and no liabilities have been recorded for this matter on our Consolidated Balance Sheets as of December 31, 2012 or 2011.

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

As part of the sale of our royalty interest in the CIMZIA® and MIRCERA® products, we and RPI made representations and warranties and entered into certain covenants and ancillary agreements which are supported by indemnity obligations. Additionally, as part of our pulmonary asset sale to Novartis, we and Novartis made representations and warranties and entered into certain covenants and ancillary agreements which are supported by an indemnity obligation. In the event it is determined that we breached certain of the representations and warranties or covenants and agreements made by us in any such agreements, we could incur substantial indemnification liabilities depending on the timing, nature, and amount of any such claims.

To date we have not incurred costs to defend lawsuits or settle claims related to these indemnification obligations. If any of our indemnification obligations is triggered, we may incur substantial liabilities. Because the aggregate amount of any potential indemnification obligation is not a stated amount, the overall maximum amount of any such obligations cannot be reasonably estimated. No liabilities have been recorded for these obligations on our Consolidated Balance Sheets as of December 31, 2012 or 2011.

Indemnification of Underwriters and Initial Purchasers of our Securities

In connection with our sale of equity and senior secured debt securities, we have agreed to defend, indemnify and hold harmless our underwriters or initial purchasers, as applicable, as well as certain related parties from and against certain liabilities, including liabilities under the Securities Act of 1933, as amended. The term of these indemnification obligations is generally perpetual. There is no limitation on the potential amount of future payments we could be required to make under these indemnification obligations. We have never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. If any of our indemnification obligations are triggered, however, we may incur substantial liabilities. Because the obligated amount of this agreement is not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations in our Consolidated Balance Sheets as of December 31, 2012 or 2011.

Director and Officer Indemnifications

As permitted under Delaware law, and as set forth in our Certificate of Incorporation and our Bylaws, we indemnify our directors, executive officers, other officers, employees, and other agents for certain events or occurrences that may arise while in such capacity. The maximum potential amount of future payments we could be required to make under this indemnification is unlimited; however, we have insurance policies that may limit our exposure and may enable us to recover a portion of any future amounts paid. Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits and other policy provisions, we believe any obligations under this indemnification would not be material, other than an initial $500,000 per incident for securities related claims and $150,000 per incident for non-securities related claims retention deductible per our insurance policy. However, no assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case we may incur substantial liabilities as a result of these indemnification obligations. Because the obligated amount of this agreement is not explicitly stated, the overall maximum amount of the indemnification obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations in our Consolidated Balance Sheets as of December 31, 2012 or 2011.

Note 9 — Stockholders’ Equity

Preferred Stock

We have authorized 10,000,000 shares of Preferred Stock with each share having a par value of $0.0001. In 2011, 3,100,000 shares were previously designated Series A Junior Participating Preferred Stock (Series A Preferred Stock) in connection with our Share Purchase Rights Plan (Rights Plan) that expired on June 1, 2011. On March 30, 2012, we filed a certificate of elimination of the Series A Preferred Stock. As of December 31, 2012, no shares are designated, issued or outstanding.

Common Stock

On January 24, 2011, we completed the issuance and sale of 19,000,000 shares of our common stock for gross proceeds to the Company of approximately $220.4 million. Additionally, we incurred approximately $0.6 million in legal and accounting fees, filing fees, and other offering expenses.

Equity Compensation Plans

At December 31, 2012, we had 29,915,641 reserved shares of common stock, all of which are reserved for issuance in our equity compensation plans as summarized in the following table (share number in thousands):

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options & Vesting of RSUs (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a)) (c)
Equity compensation plans approved by security holders(1)	12,292	$8.66	10,800
Equity compensation plans not approved by security holders	6,824	$9.71	—

Total	19,116	$9.03	10,800

(1)	Includes shares of common stock available for future issuance under our ESPP as of December 31, 2012.

2012 Performance Incentive Plan

Our 2012 Performance Incentive Plan (2012 Plan) was adopted by the Board of Directors on April 4, 2012 and was approved by our stockholders on June 28, 2012. On the date of approval, any shares of the company’s common stock that were available for issuance under all other previously existing stock plans (the 2008 Equity Incentive Plan, the 2000 Equity Incentive Plan, and the 2000 Non-Officer Equity Incentive Plan) became available for issuance under the 2012 Plan. In addition, 5,300,000 new shares were made available for award grants under the 2012 Plan. No new awards were granted under any of the previous stock plans after June 28, 2012. Any shares of common stock subject to outstanding awards under the previous stock plans that expire, are cancelled, or otherwise terminate at any time after December 31, 2011 will also be available for award grant purposes under the 2012 Plan.

The purpose of the 2012 Plan and our other incentive plans is to attract, motivate, retain, and reward directors, officers, employees, and other eligible persons through the grant of awards and incentives for high levels of individual performance and increasing the value of our business, as well as to further align the interests of award recipients and our stockholders. The 2012 Plan authorizes stock options, stock appreciation rights, restricted stock, performance stock, stock units, stock bonuses, dividend equivalents, other similar rights to purchase or acquire shares, and other forms of awards granted or denominated in the company’s common stock or units of the company’s common stock, as well as cash bonus awards. Directors, officers, or employees, and certain consultants and advisors may receive awards under the 2012 Plan. In 2012, the requisite service period for stock options granted to our employees under the 2012 Plan as well as all other previously existing stock plans was generally four years; the requisite service period for stock options granted to our directors was generally one year.

The maximum number of shares of our common stock that may be issued or transferred pursuant to awards under the 2012 Plan is 10,347,140 shares, plus any shares subject to outstanding awards under the previous stock plans that expire, are cancelled, or otherwise terminate for any reason. Generally, shares that are subject to or underlie awards which expire or for any reason are cancelled or terminated, are forfeited, fail to vest, or for any other reason (except for shares exchanged by a participant or withheld to pay the exercise price of an award granted and related tax withholding obligations) are not paid or delivered under the 2012 Plan will again be available for subsequent awards under the 2012 Plan. Shares issued in respect of any award, other than a stock option or stock appreciation right, granted under the 2012 Plan will be counted against the plan’s share limit as 1.5 shares for every one share actually issued in connection with the award.

The 2012 Plan will terminate on April 3, 2022, unless earlier terminated by the Board of Directors. The maximum term of a stock option or stock appreciation right under the 2012 Plan is eight years from the date of grant. The per share exercise price of an option generally may not be less than the fair market value of a share of the company’s common stock on the Nasdaq Global Select Market on the date of grant.

2008 Equity Incentive Plan

Our 2008 Equity Incentive Plan (2008 Plan) was adopted by the Board of Directors on March 20, 2008 and was approved by our stockholders on June 6, 2008. However, with the approval of the 2012 Plan, no new awards will be granted under the 2008 Plan. Pursuant to the 2008 Plan, we granted or issued incentive stock options to employees and officers and non-qualified stock options, rights to acquire restricted stock, restricted stock units, and stock bonuses to consultants, employees, officers and non-employee directors.

The 2008 Plan will terminate on March 20, 2018, unless earlier terminated by the Board of Directors. The maximum term of a stock option under the 2008 Equity Incentive Plan is eight years. The exercise price of stock options granted under the 2008 Plan must be at least equal to 100% (or 110% with respect to holders of more than 10% of the voting power of our outstanding capital stock) of the fair market value of the stock subject to the option as determined by the closing price of our common stock on the Nasdaq Global Select Market on the date of grant.

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

2000 Non-Officer Equity Incentive Plan

The 1998 Non-Officer Equity Incentive Plan was adopted by our Board of Directors on August 18, 1998, and was amended and restated in its entirety and renamed the 2000 Non-officer Equity Incentive Plan on June 6, 2000 (2000 Non-Officer Plan). However, with the approval of the 2012 Plan, no new awards will be granted under the 2000 Non-Officer Plan. Pursuant to the 2000 Non-Officer Plan, we granted or issued non-qualified stock options, rights to acquire restricted stock and stock bonuses to employees and consultants who are neither officers nor directors of Nektar.

The maximum term of a stock option under the 2000 Non-Officer Plan is eight years. The exercise price of stock options granted under the 2000 Non-Officer Plan was determined by our Board of Directors by reference to the closing price of our common stock on the Nasdaq Global Market on the date of grant.

Restricted Stock Units

RSU awards have been granted under the 2008 Plan, the 2000 Plan and the 2000 Non-Officer Plan and are settled by delivery of shares of our common stock on or shortly after the date the awards vest. During the year ended December 31, 2010, we granted RSU awards to certain officers, non-employee directors, employees and consultants. We did not grant any RSU awards during the years ended December 31, 2012 or 2011. RSU awards are similar to restricted stock in that they are issued for no consideration; however, the holder generally is not entitled to the underlying shares of common stock until the RSU award vests. Also, because the RSU awards are granted for $0.01 per share, the grant-date fair value of the award is equal to the intrinsic value of our common stock on the date of grant.

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

401(k) Retirement Plan

We sponsor a 401(k) retirement plan whereby eligible employees may elect to contribute up to the lesser of 60% of their annual compensation or the statutorily prescribed annual limit allowable under Internal Revenue Service regulations. The 401(k) plan permits us to make matching contributions on behalf of all participants, up to a maximum of $3,000 per participant. For the years ended December 31, 2012, 2011, and 2010, we recognized $0.9 million, $0.9 million, and $1.0 million, respectively, of compensation expense in connection with our 401(k) retirement plan.

Change in Control Severance Plan

On December 6, 2006, our Board of Directors approved a Change of Control Severance Benefit Plan (CIC Plan). This CIC Plan has subsequently been amended a number of times by our Board of Directors with the most recent amendment occurring on April 5, 2011. The CIC Plan is designed to make certain benefits available to our eligible employees in the event of a change of control of Nektar and, following such change of control, an employee’s employment with us or a successor company is terminated in certain specified circumstances. We adopted the CIC Plan to support the continuity of the business in the context of a change of control transaction. The CIC Plan was not adopted in contemplation of any specific change of control transaction.

Under the CIC Plan, in the event of a change of control of Nektar and a subsequent termination of employment initiated by us or a successor company other than for Cause (as defined in the CIC Plan) or initiated by the employee for a Good Reason Resignation (as defined in the CIC Plan) in each case within twelve months following a change of control transaction, (i) the Chief Executive Officer would be entitled to receive cash severance pay equal to 24 months base salary plus annual target incentive pay, the extension of employee benefits over this severance period and the full acceleration of unvested outstanding equity awards, and (ii) our Senior Vice Presidents and Vice Presidents (including Principal Fellows) would each be entitled to receive cash severance pay equal to twelve months base salary plus annual target incentive pay, the extension of employee benefits over this severance period and the full acceleration of unvested outstanding equity awards. In the event of a change of control of Nektar and a subsequent termination of employment initiated by the Company or a successor company other than for Cause within twelve months following a change of control transaction, all other employees would each be entitled to receive cash severance pay equal to 6 months base salary plus a pro-rata portion of annual target incentive pay, the extension of employee benefits over this severance period and the full acceleration of each such employee’s unvested outstanding equity awards. Under the CIC Plan, as amended, non-employee directors would also be entitled to full acceleration of vesting of all outstanding stock awards in the event of a change of control transaction.

Note 10 — License and Collaboration Agreements

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

In accordance with these agreements, we recognized license, collaboration and other revenue as follows (in thousands):

		Year Ended December 31,
Partner	Agreement	2012	2011	2010
Roche	PEGASYS® and MIRCERA®	$7,146	$5,131	$5,131
Baxter Healthcare	Hemophilia	6,238	5,646	1,701
Amgen, Inc.	Neulasta®	5,000	5,000	833
Bayer Healthcare LLC	BAY41-6551 (Amikacin Inhale)	2,971	2,992	3,300
Affymax, Inc.	OMONTYS®	2,829	3,838	1,867
AstraZeneca AB	Naloxegol (NKTR-118) and naloxegol fixed-dose combination program (NKTR-119)	59	2,496	107,854
Other		5,884	11,186	3,686

License, collaboration and other revenue		$30,127	$36,289	$124,372

As of December 31, 2012, our collaboration agreements with partners included potential future payments for development milestones totaling approximately $161.1 million, including amounts from our agreements with Baxter and Bayer described below. In addition, we are entitled to receive up to $235.0 million and $75.0 million of contingent payments related to NKTR-118 and NKTR-119, respectively, based on development and regulatory events to be pursued and completed solely by AstraZeneca.

Roche: PEGASYS® and MIRCERA®

In February 1997, we entered into a license, manufacturing and supply agreement with Roche, under which we granted Roche a worldwide, exclusive license to certain intellectual property related to our proprietary PEGylation materials used in the manufacture and commercialization of PEGASYS®. As a result of Roche exercising a license extension option in December 2009, Roche has the right to manufacture all of its requirements for our proprietary PEGylation materials for PEGASYS® and we perform additional manufacturing, if any, only on an as-requested basis. In connection with Roche’s exercise of the license extension option in December 2009, we received a payment of $31.0 million. As of December 31, 2012, we have deferred revenue of approximately $15.4 million related to this agreement, which we expect to recognize through December 2015, the period through which we are required to provide back-up manufacturing and supply services related to PEGASYS®.

In February 2012, we entered into a toll-manufacturing agreement with Roche under which we will manufacture the proprietary PEGylation material used by Roche to produce MIRCERA®. Roche entered into the toll-manufacturing agreement with the objective of establishing us as a secondary back-up source on a non-exclusive basis. Under the terms of the toll-manufacturing agreement, Roche paid us an upfront payment of $5.0 million and will pay a total of up to $22.0 million in performance-based milestone payments upon our achievement of certain manufacturing readiness, validation and production milestones, including the delivery of specified quantities of PEGylation materials, all of which were completed as of January 2013. Roche will also pay us additional consideration for any future orders of the PEGylation materials for MIRCERA® beyond the initial quantities manufactured through January 2013. Roche may terminate the toll-manufacturing agreement due to an uncured material default by us. As of December 31, 2012, we have received $16.0 million in upfront and milestone payments under this agreement. We achieved the remaining $11.0 million milestone in January 2013.

We analyzed the milestone payments under the agreement and determined that they did not meet the criteria for revenue recognition under the milestone method as a result of our continuing manufacturing obligations. We have identified our back-up manufacturing obligation through December 2016 and the delivery of PEGylation materials specified in the agreement in 2012 and early 2013 as the units of accounting in the arrangement. We made our best estimate of the selling prices for these deliverables and have allocated the expected $27.0 million consideration to these items based on the relative selling price method. As of December 31, 2012, we have recognized revenue of $3.0 million related to this agreement. As of December 31, 2012, we have deferred revenue of approximately $13.0 million, which we expect to recognize through December 2016, the estimated end of our obligations under this agreement.

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

We are entitled to up to $28.0 million of development milestones related to Hemophilia A upon achievement of certain development objectives, as well as sales milestones upon achievement of annual sales targets and royalties based on annual worldwide net sales of products resulting from this agreement. This Hemophilia A program includes BAX-855, which is currently in a Phase 3 clinical study initiated in February 2013. In prior years, we received an upfront payment of $4.0 million related to the Hemophilia A programs. As of December 31, 2012, we have deferred revenue of $1.3 million, which we expect to recognize through September 2016, the estimated end of our obligations under this agreement.

In prior years, we received an upfront payment of $5.0 million relating to the Hemophilia B program. In May 2012, Baxter notified us that they intended to cease all future research activities under our agreement related to Hemophilia B. As a result, in the year ended December 31, 2012, we recognized the remaining $3.9 million deferred revenue balance related to the Hemophilia B program since we have no ongoing or additional performance obligations.

Amgen, Inc.: Neulasta®

In October 2010, we amended and restated an existing supply and license agreement by entering into a supply, dedicated suite and manufacturing guarantee agreement (the amended and restated agreement) and a license agreement with Amgen Inc. and Amgen Manufacturing, Limited (together referred to as Amgen). Under the terms of the amended and restated agreement, we guarantee the manufacture and supply of our proprietary PEGylation materials (Polymer Materials) to Amgen in an existing manufacturing suite to be used exclusively for the manufacture of Polymer Materials for Amgen (the Manufacturing Suite) in our manufacturing facility in Huntsville, Alabama (the Facility). This supply arrangement is on a non-exclusive basis (other than the use of the Manufacturing Suite and certain equipment) whereby Nektar is free to manufacture and supply the Polymer

Materials to any other third party and Amgen is free to procure the Polymer Materials from any other third party. Under the terms of the amended and restated agreement, we received a $50.0 million payment in the fourth quarter of 2010 in return for our guaranteeing the supply of certain quantities of Polymer Materials to Amgen including without limitation the Additional Rights described below and manufacturing fees that are calculated based on fixed and variable components applicable to the Polymer Materials ordered by Amgen and delivered by us. Amgen has no minimum purchase commitments. If quantities of the Polymer Materials ordered by Amgen exceed specified quantities, significant additional payments become payable to us in return for our guaranteeing the supply of additional quantities of the Polymer Materials.

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

As of December 31, 2012, we have deferred revenue of approximately $39.2 million related to this agreement, which we expect to recognize through October 2020, the estimated end of our obligations under this agreement.

Bayer Healthcare LLC: BAY41-6551 (Amikacin Inhale)

In August 2007, we entered into a co-development, license and co-promotion agreement with Bayer Healthcare LLC (Bayer) to develop a specially-formulated inhaled Amikacin. We are responsible for development and manufacturing and supply of the nebulizer device included in the Amikacin product. Bayer is responsible for most future clinical development and commercialization costs, all activities to support worldwide regulatory filings, approvals and related activities, further development of Amikacin Inhale and final product packaging and distribution. We received an upfront payment of $40.0 million in 2007 and performance milestone payments of $20.0 million, of which $10.0 million will be used to reimburse Bayer for Phase 3 clinical trial costs. This $10.0 million obligation is recorded in accrued clinical trial expense in our Consolidated Balance Sheets. We are entitled to up to $60.0 million of development milestones upon achievement of certain development objectives, as well as sales milestones upon achievement of annual sales targets and royalties based on annual worldwide net sales of Amikacin Inhale. As of December 31, 2012, we have deferred revenue of approximately $24.5 million related to this agreement, which we expect to recognize through July 2021, the estimated end of our obligations under this agreement.

Affymax, Inc.: OMONTYS®

In April 2004, we entered into a license, manufacturing and supply agreement with Affymax, Inc. (Affymax) under which we provided Affymax with a worldwide, non-exclusive license under certain of our proprietary PEGylation technology to develop, manufacture and commercialize OMONTYS® (peginesatide). On March 27, 2012, the U.S. Food and Drug Administration (FDA) approved OMONTYS® to treat anemia in patients with chronic kidney disease on dialysis and OMONTYS® sales were initiated in the second quarter of 2012. On February 23, 2013, Affymax and Takeda announced a voluntary recall of all lots of OMONTYS® drug product to the user level as a result of new post-marketing reports regarding serious hypersensitivity reactions, including anaphylaxis, which can be life-threatening or fatal. Under our agreement, Affymax is obligated to purchase its entire requirements of the proprietary PEGylation materials required to manufacture OMONTYS® exclusively from Nektar. Affymax is responsible for all clinical development, regulatory and commercialization expenses. We are entitled to royalties based on annual worldwide net sales of OMONTYS®. For a certain period of time, we will share a portion of our future royalty payments with Enzon Pharmaceuticals, Inc.

In addition, as a result of the FDA’s approval of OMONTYS®, we earned a $2.0 million milestone payment. Under our milestone method revenue recognition policy, this substantive milestone was recognized in its entirety upon achievement in March 2012. We have previously received other milestone and related payments under our agreement with Affymax and, as of December 31, 2012, we have deferred revenue of approximately $7.1 million, which we expect to recognize through March 2022, the estimated period through which we are required to provide manufacturing and supply services.

AstraZeneca AB: naloxegol (NKTR-118) and naloxegol fixed-dose combination program (NKTR-119)

In September 2009, we entered into a license agreement with AstraZeneca AB (AstraZeneca), under which we granted AstraZeneca a worldwide, exclusive, perpetual, royalty-bearing, and sublicensable license under our patents and other intellectual property to develop, market, and sell naloxegol (NKTR-118) and naloxegol fixed-dose combination program (NKTR-119). AstraZeneca is responsible for all costs associated with research, development and commercialization and is responsible for all drug development and commercialization decisions for naloxegol and naloxegol fixed-dose combination program. AstraZeneca paid us an upfront payment of $125.0 million, which we received in the fourth quarter of 2009 and which was fully recognized as of December 31, 2010. We are entitled to receive up to $235.0 million and $75.0 million of contingent payments related to naloxegol and naloxegol fixed-dose combination program, respectively, based on development events to be pursued and completed solely by AstraZeneca. In particular, if AstraZeneca files for regulatory approval of naloxegol with and such filings are accepted by the FDA and the European Medicines Agency (EMA), Nektar will be entitled to $95.0 million of these payments. We will be entitled to the remaining $140.0 million of these payments if naloxegol is approved by the FDA and EMA and commercial launch is achieved in the U.S. and one major country in the European Union. In addition, we are also entitled to sales milestone payments and royalties based on annual worldwide net sales of naloxegol and naloxegol fixed-dose combination products.

Other

During the year ended December 31, 2011, in addition to the revenues recognized from the collaboration agreements discussed above, we also recorded license, collaboration and other revenue of approximately $11.2 million in connection with a number of our license and collaboration agreements. This revenue included a $5.0 million up-front payment from a license agreement entered into in 2011, as well as revenues from milestone payments, amortization of upfront payments, and reimbursed research and development activities related to agreements entered into in previous years.

In addition, we have a number of collaboration agreements with other partners under which we are entitled to up to a total of $73.1 million of development milestones upon achievement of certain development objectives, as well as sales milestones upon achievement of annual sales targets and royalties based on net sales of commercialized products, if any. However, given the current phase of development of the potential products under these collaboration agreements, we cannot estimate the probability or timing of achieving these milestones.

Note 11 — Impairment of Long Lived Assets

During the years ended December 31, 2012 and 2010, we recorded a charge for the impairment of long-lived assets of $1.7 million and $12.6 million, respectively. We did not record any such charge in 2011.

In an effort to reduce ongoing operating costs and improve our organizational structure, efficiency and productivity, in March 2012, we announced a plan to consolidate our U.S.-based research activities at our existing San Francisco location and to cease the use of and sell one of our buildings located in Huntsville, Alabama that was dedicated to research activities. As a result, we performed a preliminary analysis of the fair value of the land, building and related improvements based primarily on available market data. Based upon this analysis, we concluded that the combined carrying value of the land and building exceeded fair value and we recorded an impairment loss of $1.7 million in March 2012. No further impairment losses were recorded in 2012, however, until we dispose of these assets, we will update our analysis of their fair value on a regular basis and such updates could result in further impairment charges in future periods. As of December 31, 2012, the remaining net book value of these assets is $2.8 million.

On November 29, 2010, we ceased use of the San Carlos facility as a result of our relocation to the Mission Bay Facility. The remaining assets at the San Carlos location consist of the building capital lease and related leasehold improvements. We have subleased portions of the San Carlos building and are currently seeking one or more subtenants for the remaining space through the lease termination date. As a result of our relocation, we performed an impairment analysis on these assets. We concluded that the carrying values of the building and leasehold improvements exceeded their fair values based on a probability-weighted discounted cash flow model of the future estimated net sublease income and recorded an impairment loss of $12.6 million. As of December 31, 2012, the remaining net book value of these assets is $1.4 million.

Note 12 — Stock-Based Compensation

We issue stock-based awards from our equity incentive plans, which are more fully described in Note 9. Stock-based compensation expense was recognized as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Cost of goods sold	$1,496	$1,266	$915
Research and development	7,082	7,944	7,218
General and administrative	7,621	9,675	9,266

Total stock-based compensation	$16,199	$18,885	$17,399

As of December 31, 2012, total unrecognized compensation costs of $25.0 million related to unvested stock-based compensation arrangements are expected to be recognized as expense over a weighted-average period of 1.6 years.

Black-Scholes Assumptions

The following tables list the Black-Scholes option-pricing model assumptions used to calculate the fair value of employee and director stock options and ESPP purchases.

	Year Ended December 31, 2012		Year Ended December 31, 2011		Year Ended December 31, 2010
	Stock Options	ESPP	Stock Options	ESPP	Stock Options	ESPP
Average risk-free interest rate	0.9%	0.1%	1.6%	0.1%	1.8%	0.2%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Volatility factor	62.2%	45.6%	63.8%	53.6%	62.7%	47.8%
Weighted average expected life	5.0 years	0.5 years	4.9 years	0.5 years	4.9 years	0.5 years

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

For the years ended December 31, 2012, 2011, and 2010, we estimated the weighted-average expected life based on the contractual and vesting terms of the stock options, as well as historic cancellation and exercise data.

Summary of Stock Option Activity

The table below presents a summary of stock option activity under our equity incentive plans (in thousands, except for price per share and contractual life information):

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2011	17,046	$9.29
Options granted	3,435	7.46
Options exercised	(631)	5.48
Options forfeited and canceled	(852)	10.34

Outstanding at December 31, 2012	18,998	$9.03	4.73	$10,972

Vested and expected to vest at December 31, 2012	18,688	$9.04	4.70	$10,916
Exercisable at December 31, 2012	13,449	$9.05	4.04	$9,874

(1)	Aggregate intrinsic value represents the difference between the exercise price of the option and the closing market price of our common stock on December 31, 2012.

The weighted-average grant-date fair value per share of options granted during the years ended December 31, 2012, 2011, and 2010 was $3.92, $5.22, and $6.30, respectively. The total intrinsic value of options exercised during the years ended December 31, 2012, 2011, and 2010 was $1.9 million, $3.7 million, and $6.8 million, respectively. The estimated fair value of options vested during the years ended December 31, 2012, 2011, and 2010 was $15.7 million, $18.1 million, and $14.7 million, respectively.

RSU Awards

We issued RSU awards to certain officers and employees. The RSU awards granted in 2006 vest upon achievement of pre-determined performance milestones, while the RSU awards granted in 2007 through 2010 have a time-based vesting schedule. There were no RSU awards granted in 2011 and 2012. There were 120,580 and 136,080 RSU awards outstanding at December 31, 2012 and 2011, respectively. We expense the grant date fair value of the RSU awards ratably over the expected service or performance period.

Note 13 — Income Taxes

Loss before provision for income taxes includes the following components (in thousands):

	Year Ended December 31,
	2012	2011	2010
Domestic	$(174,258)	$(135,880)	$(39,321)
Foreign	2,809	2,920	2,264

Loss before provision for income taxes	$(171,449)	$(132,960)	$(37,057)

Provision for Income Taxes

The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$(137)	$—	$1
State	1	1	2
Foreign	1,029	921	698

Total Current	893	922	701

Deferred:
Federal	(422)	—	—
State	(49)	—	—
Foreign	(16)	96	180

Total Deferred	(487)	96	180

Provision for income taxes	$406	$1,018	$881

Income tax provision related to continuing operations differs from the amount computed by applying the statutory income tax rate of 35% to pretax loss as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
U.S. federal provision (benefit)
At statutory rate	$(60,007)	$(46,536)	$(12,970)
State taxes	(48)	1	2
Change in valuation allowance	47,349	48,959	15,123
Foreign tax inclusion	6,510	—	—
Non-cash interest expense on liability related to sale of future royalties	6,320	—	—
Foreign tax differential	(227)	(129)	86
Unrecognized tax credits	(591)	(893)	(1,833)
Other	1,100	(384)	473

Provision for income taxes	$406	$1,018	$881

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets for federal and state income taxes are as follows (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$351,354	$342,128
Research and other credits	52,769	51,125
Sale of future royalties	39,750	—
Deferred revenue	39,521	48,732
Stock-based compensation	23,746	19,268
Capitalized research expenses	7,192	9,514
Property and equipment	8,482	8,081
Reserves and accruals	8,776	8,083
Other	2,773	3,895

Deferred tax assets before valuation allowance	534,363	490,826
Valuation allowance for deferred tax assets	(534,268)	(490,689)

Total deferred tax assets	95	137

Deferred tax liabilities:
Property and equipment	—	(75)

Total deferred tax liabilities	—	(75)

Net deferred tax assets	$95	$62

Realization of our deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Because of our lack of U.S. earnings history, the net U.S. deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $43.6 million and $52.9 million during the years ended December 31, 2012 and 2011, respectively. The valuation allowance includes approximately $35.6 million of income tax benefit at both December 31, 2012 and December 31, 2011 related to stock-based compensation and exercises prior to the implementation of the accounting guidance for stock-based compensation that will be credited to additional paid in capital when realized.

Undistributed earnings of our foreign subsidiary in India are considered to be permanently reinvested and accordingly, no deferred U.S. income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to U.S. income tax. As of December 31, 2012, U.S. income taxes have not been provided on a cumulative total of $3.1 million of such earnings. At the present time it is not practicable to estimate the amount of U.S. income taxes that might be payable if these earnings were repatriated.

Net Operating Loss and Tax Credit Carryforwards

As of December 31, 2012, we had a net operating loss carryforward for federal income tax purposes of approximately $909.4 million, portions of which will begin to expire in 2018. We had a total state net operating loss carryforward of approximately $602.5 million, which will begin to expire in 2013. Utilization of some of the federal and state net operating loss and credit carryforwards are subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization.

We have federal research credits of approximately $23.7 million, which will begin to expire in 2019 and state research credits of approximately $14.7 million which have no expiration date. We have federal orphan drug credits of $14.0 million which will begin to expire in 2026. These tax credits are subject to the same limitations discussed above.

The American Taxpayer Relief Act of 2012 was signed into law on January 2, 2013. The act retroactively reinstated various expired tax extenders for the 2012 year. None of the extenders included in the Act are material to our financial statements and the impact of the tax law change will be accounted for in 2013 as this is the period of enactment.

A change in California law occurred in November 2012 with the enactment of RTC Sec. 25128.7 related to apportionment of income. The new law is effective beginning in 2013. All California deferred tax assets have been adjusted using the rates that will be in effect when the deferred tax assets are expected to be utilized.

Unrecognized tax benefits

We have incurred net operating losses since inception. Our policy is to include interest and penalties related to unrecognized tax benefits, if any, within the provision for income taxes in the consolidated statements of operations. If we are eventually able to recognize our uncertain positions, our effective tax rate would be reduced. We currently have a full valuation allowance against our net deferred tax asset which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future. Any adjustments to our uncertain tax positions would result in an adjustment of our net operating loss or tax credit carry forwards rather than resulting in a cash outlay.

We file income tax returns in the U.S., California, Alabama, India and the U.K. The 2009 and 2010 tax years were previously under audit by the IRS. These audits were completed and we received no change letters. The 2005 through 2010 tax years were previously under audit in Alabama. These audits were completed with no changes to the tax liability. Because of net operating losses and research credit carryovers, substantially all of our domestic tax years remain open and subject to examination. We are currently under examination in India for the fiscal years ending 2009 through 2011.

We have the following activity relating to unrecognized tax benefits (in thousands):

	December 31,
	2012	2011	2010
Beginning balance	$13,576	$13,058	$13,084
Tax positions related to current year
Additions:
Federal	289	297	259
State	302	221	208
Reductions	—	—	—
Tax positions related to prior year
Additions:
Federal	37	—	—
State	—	—	—
Reductions	—	—	(493)
Settlements	—	—	—
Lapses in statute of limitations	(137)	—	—

Ending balance	$14,067	$13,576	$13,058

Although it is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next twelve months due to tax examination changes, settlement activities, expirations of statute of limitations, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities, we do not anticipate any significant changes to unrecognized tax benefits over the next twelve months. During the years ended December 31, 2012, 2011 and 2010, no interest or penalties were required to be recognized relating to unrecognized tax benefits.

Note 14 — Segment Reporting

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

Our revenue is derived primarily from clients in the pharmaceutical and biotechnology industries. UCB, Roche, and Affymax represented 30%, 23%, and 11% of our revenue, respectively, for the year ended December 31, 2012. Revenue from UCB and Roche represented 27% and 16% of our revenue, respectively, for the year ended December 31, 2011.

Revenue by geographic area is based on the locations of our partners. The following table sets forth revenue by geographic area (in thousands):

	Years Ended December 31,
	2012	2011	2010
United States	$34,591	$37,896	$29,636
European countries	46,600	33,584	129,403

Total revenue	$81,191	$71,480	$159,039

At December 31, 2012, $62.5 million, or approximately 87%, of the net book value of our property and equipment was located in the United States and $9.7 million, or approximately 13%, was located in India. At December 31, 2011, $67.7 million, or approximately 86%, of the net book value of our property and equipment was located in the United States and $10.9 million, or approximately 14%, was located in India.

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

	Fiscal Year 2012				Fiscal Year 2011
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Product sales	$6,945	$9,694	$8,355	$10,405	$2,474	$8,641	$7,677	$6,073
Total revenue	$17,949	$23,684	$18,412	$21,146	$11,299	$17,331	$27,068	$15,782
Cost of goods sold	$8,707	$7,203	$7,228	$7,290	$3,263	$8,140	$5,038	$5,450
Research and development expenses	$35,085	$33,201	$34,016	$46,373	$30,176	$32,270	$31,018	$33,302
Operating loss	$(37,932)	$(26,988)	$(32,900)	$(43,381)	$(33,867)	$(34,264)	$(21,338)	$(34,468)
Net loss	$(41,097)	$(34,285)	$(43,547)	$(52,926)	$(36,034)	$(36,381)	$(24,068)	$(37,495)
Basic and diluted net loss per share(1)	$(0.36)	$(0.30)	$(0.38)	$(0.46)	$(0.33)	$(0.32)	$(0.21)	$(0.33)

(1)	Quarterly loss per share amounts may not total to the year-to-date loss per share due to rounding.

SCHEDULE II

NEKTAR THERAPEUTICS

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

YEARS ENDED DECEMBER 31, 2012, 2011, and 2010

Description	Balance at Beginning of Year	Charged to Costs and Expenses, Net of Reversals	Utilizations	Balance at End of Year
	(In thousands)
2012:
Allowance for doubtful accounts	$—	$—	$—	$—
Allowance for inventory reserves	$2,439	$1,225	$(2,716)	$948
2011:
Allowance for doubtful accounts	$—	$—	$—	$—
Allowance for inventory reserves	$3,982	$2,766	$(4,309)	$2,439
2010:
Allowance for doubtful accounts	$—	$—	$—	$—
Allowance for inventory reserves	$3,336	$1,012	$(366)	$3,982

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation under the framework described in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. There was no change in our internal control over financial reporting during the quarter ended December 31, 2012, which was identified in connection with our management’s evaluation required by Exchange Act Rules 13a-15(f) and 15d-15(f) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Information relating to our executive officers required by this item is set forth in Part I — Item 1 of this report under the caption “Executive Officers of the Registrant” and is incorporated herein by reference. The other information required by this Item is incorporated by reference from the definitive proxy statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A (Proxy Statement) not later than 120 days after the end of the fiscal year covered by this Form 10-K under the captions “Corporate Governance and Board of Directors,” “Proposal 1 — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

Exhibit Number	Description of Documents

2.1(1)	Asset Purchase Agreement, dated October 20, 2008, by and between Nektar Therapeutics, a Delaware corporation, AeroGen, Inc., a Delaware corporation and wholly-owned subsidiary of Nektar Therapeutics, Novartis Pharmaceuticals Corporation, a Delaware corporation, and Novartis Pharma AG, a Swiss corporation.+

3.1(2)	Certificate of Incorporation of Inhale Therapeutic Systems (Delaware), Inc.

3.2(3)	Certificate of Amendment of the Amended Certificate of Incorporation of Inhale Therapeutic Systems, Inc.

3.3(4)	Certificate of Ownership and Merger of Nektar Therapeutics.

3.4(5)	Certificate of Ownership and Merger of Nektar Therapeutics AL, Corporation with and into Nektar Therapeutics.

3.5(6)	Amended and Restated Bylaws of Nektar Therapeutics.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, and 3.5.

4.2(4)	Specimen Common Stock certificate.

Exhibit Number	Description of Documents

4.3(8)	Indenture dated July 11, 2012 by and between Nektar Therapeutics and Wells Fargo Bank, National Association, including the form of 12.0% Senior Secured Note due 2017.

10.1(9)	Employee Stock Purchase Plan, as amended and restated.++

10.2(10)	2000 Non-Officer Equity Incentive Plan, as amended and restated.++

10.3(10)	2000 Equity Incentive Plan, as amended and restated.++

10.4(10)	2008 Equity Incentive Plan, as amended and restated.++

10.5(11)	2012 Performance Incentive Plan.++

10.6(18)	Forms of Equity Award Agreements under the 2012 Performance Incentive Plan.++

10.7(18)	Amended and Restated Compensation Plan for Non-Employee Directors.++

10.8(12)	401(k) Retirement Plan.++

10.9(10)	Discretionary Incentive Compensation Policy.++

10.10(10)	Amended and Restated Change of Control Severance Benefit Plan.++

10.11(13)	Form of Severance Letter for executive officers of the company.++

10.12(1)	Amended and Restated Letter Agreement, executed effective on December 1, 2008, with Howard W. Robin.++

10.13(1)	Amended and Restated Letter Agreement, executed effective on December 1, 2008, with John Nicholson.++

10.14(14)	Letter Agreement, executed effective on December 10, 2009, with Stephen K. Doberstein, Ph.D.++

10.15(13)	Amended and Restated Built-to-Suite Lease between Nektar Therapeutics and BMR-201 Industrial Road LLC, dated August 17, 2004, as amended on January 11, 2005 and July 19, 2007.

10.16(16)	Sublease, dated as of September 30, 2009, by and between Pfizer Inc. and Nektar Therapeutics.+

10.17(15)	Settlement Agreement and General Release, dated June 30, 2006, by and between The Board of Trustees of the University of Alabama, The University of Alabama in Huntsville, Nektar Therapeutics AL Corporation (a wholly-owned subsidiary of Nektar Therapeutics), Nektar Therapeutics and J. Milton Harris.

10.18(14)	Co-Development, License and Co-Promotion Agreement, dated August 1, 2007, between Nektar Therapeutics (and its subsidiaries) and Bayer Healthcare LLC, as amended.+

10.19(1)	Exclusive Research, Development, License and Manufacturing and Supply Agreement, by and among Nektar AL Corporation, Baxter Healthcare SA, and Baxter Healthcare Corporation, dated September 26, 2005, as amended.+

10.20(1)	Exclusive License Agreement, dated December 31, 2008, between Nektar Therapeutics, a Delaware corporation, and Novartis Pharma AG, a Swiss corporation.+

10.21(14)	Supply, Dedicated Suite and Manufacturing Guarantee Agreement, dated October 29, 2010, by and among Nektar Therapeutics, Amgen Inc. and Amgen Manufacturing, Limited.+

10.22(16)	License Agreement by and between AstraZeneca AB and Nektar Therapeutics, dated September 20, 2009.+

10.23(7)	12% Senior Secured Notes due 2017 Purchase Agreement dated July 3, 2012, by and among Nektar Therapeutics and the purchasers named therein.

Exhibit Number	Description of Documents

10.24(18)	Pledge and Security Agreement dated July 11, 2012 as amended by the Amendment to Pledge and Security Agreement dated as of February 28, 2013, by and between Nektar Therapeutics and Wells Fargo Bank, National Association.

10.25(8)	Escrow and Deposit Account Control Agreement dated July 11, 2012 among Nektar Therapeutics, Wells Fargo Bank, National Association, as collateral agent, and Wells Fargo Bank, National Association, as escrow agent.

10.26(17)	Purchase and Sale Agreement, dated as of February 24, 2012, between Nektar Therapeutics and RPI Finance Trust.

21.1(18)	Subsidiaries of Nektar Therapeutics.

23.1(18)	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (reference is made to the signature page).

31.1(18)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(18)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*(18)	Section 1350 Certifications.

101**	The following materials from Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

+	Confidential treatment with respect to specific portions of this Exhibit has been requested, and such portions are omitted and have been filed separately with the SEC.
++	Management contract or compensatory plan or arrangement.
*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as otherwise stated in such filing.
**	Furnished herewith.
(1)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2008.
(2)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
(3)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(4)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 23, 2003.
(5)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2009.
(6)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on April 11, 2011.
(7)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on July 10, 2012.
(8)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on July 11, 2012.

(9)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Registration Statement on Form S-8 (No. 333-98321), filed on August 19, 2002.
(10)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2011.
(11)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on July 3, 2012.
(12)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(13)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
(14)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics Annual Report on Form 10-K for the year ended December 31, 2010.
(15)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(16)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.
(17)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.
(18)	Filed herewith.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City and County of San Francisco, State of California on February 28, 2013.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ HOWARD W. ROBIN Howard W. Robin	Chief Executive Officer, President and Director (Principal Executive Officer)	February 28, 2013

/s/ JOHN NICHOLSON John Nicholson	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2013

/s/ JILLIAN B. THOMSEN Jillian B. Thomsen	Senior Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2013

/s/ ROBERT B. CHESS Robert B. Chess	Director, Chairman of the Board of Directors	February 28, 2013

/s/ R. SCOTT GREER R. Scott Greer	Director	February 28, 2013

/s/ JOSEPH J. KRIVULKA Joseph J. Krivulka	Director	February 28, 2013

/s/ CHRISTOPHER A. KUEBLER Christopher A. Kuebler	Director	February 28, 2013

/s/ LUTZ LINGNAU Lutz Lingnau	Director	February 28, 2013

/s/ SUSAN WANG Susan Wang	Director	February 28, 2013

/s/ ROY A. WHITFIELD Roy A. Whitfield	Director	February 28, 2013

/s/ DENNIS L. WINGER Dennis L. Winger	Director	February 28, 2013

Except as so indicated in Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit Number	Description of Documents

2.1(1)	Asset Purchase Agreement, dated October 20, 2008, by and between Nektar Therapeutics, a Delaware corporation, AeroGen, Inc., a Delaware corporation and wholly-owned subsidiary of Nektar Therapeutics, Novartis Pharmaceuticals Corporation, a Delaware corporation, and Novartis Pharma AG, a Swiss corporation.+

3.1(2)	Certificate of Incorporation of Inhale Therapeutic Systems (Delaware), Inc.

3.2(3)	Certificate of Amendment of the Amended Certificate of Incorporation of Inhale Therapeutic Systems, Inc.

3.3(4)	Certificate of Ownership and Merger of Nektar Therapeutics.

3.4(5)	Certificate of Ownership and Merger of Nektar Therapeutics AL, Corporation with and into Nektar Therapeutics.

3.5(6)	Amended and Restated Bylaws of Nektar Therapeutics.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, and 3.5.

4.2(4)	Specimen Common Stock certificate.

4.3(8)	Indenture dated July 11, 2012 by and between Nektar Therapeutics and Wells Fargo Bank, National Association, including the form of 12.0% Senior Secured Note due 2017.

10.1(9)	Employee Stock Purchase Plan, as amended and restated.++

10.2(10)	2000 Non-Officer Equity Incentive Plan, as amended and restated.++

10.3(10)	2000 Equity Incentive Plan, as amended and restated.++

10.4(10)	2008 Equity Incentive Plan, as amended and restated.++

10.5(11)	2012 Performance Incentive Plan.++

10.6(18)	Forms of Equity Award Agreements under the 2012 Performance Incentive Plan.++

10.7(18)	Amended and Restated Compensation Plan for Non-Employee Directors.++

10.8(12)	401(k) Retirement Plan.++

10.9(10)	Discretionary Incentive Compensation Policy.++

10.10(10)	Amended and Restated Change of Control Severance Benefit Plan.++

10.11(13)	Form of Severance Letter for executive officers of the company.++

10.12(1)	Amended and Restated Letter Agreement, executed effective on December 1, 2008, with Howard W. Robin.++

10.13(1)	Amended and Restated Letter Agreement, executed effective on December 1, 2008, with John Nicholson.++

10.14(14)	Letter Agreement, executed effective on December 10, 2009, with Stephen K. Doberstein, Ph.D.++

10.15(13)	Amended and Restated Built-to-Suite Lease between Nektar Therapeutics and BMR-201 Industrial Road LLC, dated August 17, 2004, as amended on January 11, 2005 and July 19, 2007.

10.16(16)	Sublease, dated as of September 30, 2009, by and between Pfizer Inc. and Nektar Therapeutics.+

Exhibit Number	Description of Documents

10.17(15)	Settlement Agreement and General Release, dated June 30, 2006, by and between The Board of Trustees of the University of Alabama, The University of Alabama in Huntsville, Nektar Therapeutics AL Corporation (a wholly-owned subsidiary of Nektar Therapeutics), Nektar Therapeutics and J. Milton Harris.

10.18(14)	Co-Development, License and Co-Promotion Agreement, dated August 1, 2007, between Nektar Therapeutics (and its subsidiaries) and Bayer Healthcare LLC, as amended.+

10.19(1)	Exclusive Research, Development, License and Manufacturing and Supply Agreement, by and among Nektar AL Corporation, Baxter Healthcare SA, and Baxter Healthcare Corporation, dated September 26, 2005, as amended.+

10.20(1)	Exclusive License Agreement, dated December 31, 2008, between Nektar Therapeutics, a Delaware corporation, and Novartis Pharma AG, a Swiss corporation.+

10.21(14)	Supply, Dedicated Suite and Manufacturing Guarantee Agreement, dated October 29, 2010, by and among Nektar Therapeutics, Amgen Inc. and Amgen Manufacturing, Limited.+

10.22(16)	License Agreement by and between AstraZeneca AB and Nektar Therapeutics, dated September 20, 2009.+

10.23(7)	12% Senior Secured Notes due 2017 Purchase Agreement dated July 3, 2012, by and among Nektar Therapeutics and the purchasers named therein.

10.24(18)	Pledge and Security Agreement dated July 11, 2012 as amended by the Amendment to Pledge and Security Agreement dated as of February 28, 2013, by and between Nektar Therapeutics and Wells Fargo Bank, National Association.

10.25(8)	Escrow and Deposit Account Control Agreement dated July 11, 2012 among Nektar Therapeutics, Wells Fargo Bank, National Association, as collateral agent, and Wells Fargo Bank, National Association, as escrow agent.

10.26(17)	Purchase and Sale Agreement, dated as of February 24, 2012, between Nektar Therapeutics and RPI Finance Trust.

21.1(18)	Subsidiaries of Nektar Therapeutics.

23.1(18)	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (reference is made to the signature page).

31.1(18)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(18)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*(18)	Section 1350 Certifications.

101**	The following materials from Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

+	Confidential treatment with respect to specific portions of this Exhibit has been requested, and such portions are omitted and have been filed separately with the SEC.
++	Management contract or compensatory plan or arrangement.
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
**	Furnished herewith.
(1)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2008.
(2)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
(3)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(4)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 23, 2003.
(5)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2009.
(6)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on April 11, 2011.
(7)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on July 10, 2012.
(8)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on July 11, 2012.
(9)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Registration Statement on Form S-8 (No. 333-98321), filed on August 19, 2002.
(10)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2011.
(11)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on July 3, 2012.
(12)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(13)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
(14)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics Annual Report on Form 10-K for the year ended December 31, 2010.
(15)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(16)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.
(17)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.
(18)	Filed herewith.