Form 10-Q
period 2013-03-31
NEKTAR THERAPEUTICS
filed 2013-05-09
CIK 906709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 115,522,958 on April 30, 2013.

NEKTAR THERAPEUTICS

Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of this quarterly report on Form 10-Q, including any projections of earnings, revenue, milestone payments, royalties, sales or other financial items, any statements of the plans and objectives of management for future operations (including, but not limited to, preclinical development, clinical trials and manufacturing), any statements related to our financial condition and future working capital needs, any statements regarding potential future financing alternatives, any statements concerning proposed drug candidates, any statements regarding the timing for the start or end of clinical trials or submission of regulatory approval filings, any statements regarding future economic conditions or performance, any statements regarding the success of our collaboration arrangements or future payments that may come due to us under these arrangements, any statements regarding our plans and objectives to initiate or continue clinical trials, and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, such expectations or any of the forward-looking statements may prove to be incorrect and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, but not limited to, the risk factors set forth in Part II, Item 1A “Risk Factors” below and for the reasons described elsewhere in this quarterly report on Form 10-Q. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof and we do not intend to update any forward-looking statements except as required by law or applicable regulations. Except where the context otherwise requires, in this quarterly report on Form 10-Q, “the Company,” “Nektar,” “we,” “us,” and “our” refer to Nektar Therapeutics, a Delaware corporation, and, where appropriate, its subsidiaries.

Trademarks

The Nektar brand and product names, including but not limited to Nektar®, contained in this document are trademarks, registered trademarks or service marks of Nektar Therapeutics in the United States (U.S.) and certain other countries. This document also contains references to trademarks and service marks of other companies that are the property of their respective owners.

PART I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements—Unaudited:

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$28,531	$25,437
Short-term investments	207,664	251,757
Accounts receivable	3,647	5,805
Inventory	18,381	18,269
Other current assets	8,813	13,363

Total current assets	267,036	314,631
Restricted cash	25,000	25,000
Property and equipment, net	70,112	72,215
Goodwill	76,501	76,501
Other assets	9,252	9,443

Total assets	$447,901	$497,790

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,218	$2,863
Accrued compensation	8,952	8,773
Accrued expenses	6,946	8,008
Accrued clinical trial expenses	24,032	17,500
Deferred revenue, current portion	23,239	21,896
Interest payable	3,167	7,083
Other current liabilities	12,667	12,414

Total current liabilities	83,221	78,537
Senior secured notes	125,000	125,000
Capital lease obligations, less current portion	10,766	11,607
Liability related to sale of future royalties, less current portion	122,416	128,266
Deferred revenue, less current portion	97,918	96,551
Deferred gain	2,185	2,404
Other long-term liabilities	9,015	8,407

Total liabilities	450,521	450,772
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 10,000 shares authorized, $0.0001 par value; no shares designated, issued or outstanding at March 31, 2013 or December 31, 2012, respectively	—	—
Common stock, $0.0001 par value; 300,000 authorized; 115,461 shares and 115,259 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	11	11
Capital in excess of par value	1,623,207	1,617,744
Accumulated other comprehensive loss	(395)	(357)
Accumulated deficit	(1,625,443)	(1,570,380)

Total stockholders’ (deficit) equity	(2,620)	47,018

Total liabilities and stockholders’ (deficit) equity	$447,901	$497,790

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

(Unaudited)

	Three months ended March 31,
	2013	2012
Revenue:
Product sales	$11,810	$6,945
Royalty revenues	325	3,177
Non-cash royalty revenue related to sale of future royalties	4,393	—
License, collaboration and other	6,476	7,827

Total revenue	23,004	17,949
Operating costs and expenses:
Cost of goods sold	11,661	8,707
Research and development	45,618	35,085
General and administrative	11,129	10,414
Impairment of long-lived assets	—	1,675

Total operating costs and expenses	68,408	55,881

Loss from operations	(45,404)	(37,932)
Non-operating income (expense):
Interest income	314	632
Interest expense	(4,645)	(2,548)
Non-cash interest expense on liability related to sale of future royalties	(5,543)	(1,785)
Other income (expense), net	427	660

Total non-operating expense, net	(9,447)	(3,041)

Loss before provision for income taxes	(54,851)	(40,973)
Provision for income taxes	212	124

Net loss	$(55,063)	$(41,097)

Basic and diluted net loss per share	$(0.48)	$(0.36)

Weighted average shares outstanding used in computing basic and diluted net loss per share	115,309	114,531

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2013	2012
Comprehensive loss	$(55,101)	$(40,037)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(55,063)	$(41,097)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense on liability related to sale of future royalties	5,543	1,785
Non-cash royalty revenue related to sale of future royalties	(4,393)	—
Stock-based compensation	4,245	4,234
Depreciation and amortization	3,628	3,510
Impairment of long-lived assets	—	1,675
Other non-cash transactions	139	295
Changes in operating assets and liabilities:
Accounts receivable	2,158	(5,865)
Inventory	(112)	(1,452)
Other assets	3,844	4,305
Accounts payable	1,355	(1,290)
Accrued compensation	179	(4,620)
Accrued expenses	(1,130)	1,094
Accrued clinical trial expenses	6,532	773
Deferred revenue	2,710	3,226
Interest payable	(3,916)	(1,747)
Other liabilities	(3,830)	556

Net cash used in operating activities	(38,111)	(34,618)

Cash flows from investing activities:
Maturities of investments	100,338	151,964
Purchases of investments	(56,336)	(102,023)
Purchases of property and equipment	(316)	(1,516)

Net cash provided by investing activities	43,686	48,425

Cash flows from financing activities:
Payment of capital lease obligations	(692)	(566)
(Repayment of) proceeds from sale of future royalties, net of $4.4 million of transaction costs	(3,000)	119,589
Proceeds from shares issued under equity compensation plans	1,218	479

Net cash (used in) provided by financing activities	(2,474)	119,502

Effect of exchange rates on cash and cash equivalents	(7)	(136)

Net increase in cash and cash equivalents	3,094	133,173
Cash and cash equivalents at beginning of period	25,437	15,312

Cash and cash equivalents at end of period	$28,531	$148,485

Supplemental disclosure of cash flows information:
Cash paid for interest	$8,250	$4,199

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

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

Our research and development activities have required significant resources to date and are expected to continue to require significant resources. As a result, we expect to continue to incur substantial losses and negative cash flows from operations in the future. We have financed our operations primarily through cash from licensing, collaboration and manufacturing agreements and financing transactions. At March 31, 2013, we had approximately $261.2 million in cash and investments in marketable securities and $148.9 million in indebtedness. The indebtedness includes $125.0 million in aggregate principal amount of 12.0% senior secured notes due July 15, 2017, but excludes our long-term liability relating to the sale of future royalties. As is further described in Note 4, this royalty obligation liability will not be settled in cash, but we may be required to make a payment of up to $7.0 million in 2014 if certain performance targets are not met.

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

Our comprehensive loss consists of our net loss plus our foreign currency translation gains and losses and unrealized holding gains and losses on available-for-sale securities, neither of which were significant during the three months ended March 31, 2013 and 2012. In addition, there were no significant reclassifications out of accumulated other comprehensive income (loss) to the statements of operations during the three months ended March 31, 2013 and 2012.

The accompanying Condensed Consolidated Financial Statements are unaudited. The Condensed Consolidated Balance Sheet data as of December 31, 2012 was derived from the audited consolidated financial statements which are included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 1, 2013. The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes to those financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Revenue, expenses, assets, and liabilities can vary during each quarter of the year. The results and trends in these interim Condensed Consolidated Financial Statements are not necessarily indicative of the results to be expected for the full year or any other periods.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. On an ongoing basis, we evaluate our estimates, including those related to deferred revenue recognition periods, inventories, the impairment of investments, the impairment of goodwill and long-lived assets, contingencies, accrued clinical trial expenses, estimated interest expense from our liability related to our sale of future royalties, stock-based compensation, and ongoing litigation, among other estimates. We base our estimates on historical experience and on other assumptions that management believes are reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities when these values are not readily apparent from other sources.

Reclassifications

Certain items previously reported in specific financial statement captions have been reclassified to conform to the current period presentation. Such reclassifications do not impact previously reported revenue, operating loss, net loss, total assets, liabilities or stockholders’ equity.

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

Significant Concentrations

Our customers are primarily pharmaceutical and biotechnology companies that are located in the U.S. and Europe. Our accounts receivable balance contains billed and unbilled trade receivables from product sales and royalties, as well as time and materials based billings from collaborative research and development agreements. We provide for an allowance for doubtful accounts by reserving for specifically identified doubtful accounts. We generally do not require collateral from our customers. We perform a regular review of our customers’ payment histories and associated credit risk. We have not experienced significant credit losses from our accounts receivable and our allowance for doubtful accounts was not significant at either March 31, 2013 or December 31, 2012.

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

Royalty revenues

Generally, we are entitled to royalties from our partners based on the net sales of their approved drugs that are marketed and sold in one or more countries where we hold royalty rights. We recognize royalty revenue when the cash is received or when the royalty amount to be received is estimable and collection is reasonably assured. With respect to the non-cash royalties related to sale of future royalties described at Note 4, revenues are recognized during the period in which the related royalty report is received, which generally occurs in the quarter after the applicable product sales are made.

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

Income Taxes

For the three months ended March 31, 2013 and 2012, we recorded an income tax provision for our Nektar India operations at an effective tax rate of approximately 32% for each period. The U.S. federal deferred tax assets generated from our net operating losses have been fully reserved as we believe it is not more likely than not that the benefit will be realized.

Recently Issued and Adopted Accounting Pronouncement

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02) which is effective prospectively for public companies for reporting periods beginning after December 15, 2012. This new accounting standard requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. We adopted this new guidance on January 1, 2013 and the adoption did not have a material effect on our condensed consolidated financial statements.

Note 2 — Cash and Investments in Marketable Securities

Cash and investments in marketable securities, including cash equivalents and restricted cash, are as follows (in thousands):

	Estimated Fair Value at
	March 31, 2013	December 31, 2012
Cash and cash equivalents	$28,531	$25,437
Short-term investments	207,664	251,757
Restricted cash	25,000	25,000

Total cash and investments in marketable securities	$261,195	$302,194

Restricted cash of $25.0 million is required to be maintained until July 1, 2017 under the terms of our senior secured notes issued in July 2012.

We invest in liquid, high quality debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in securities with maturities of two years or less and maintain a weighted average maturity of one year or less. Investments in securities with remaining maturities of less than one year, or where our intent is to use the investments to fund current operations or to make them available for current operations, are classified as short-term investments. As of March 31, 2013 and December 31, 2012, all of our investments had contractual maturities of one year or less and were classified as short-term.

Gross unrealized gains and losses were not significant at either March 31, 2013 or December 31, 2012. During the three month periods ended March 31, 2013 and 2012, we did not sell any of our available-for-sale securities.

Our portfolio of cash and investments in marketable securities includes (in thousands):

		Estimated Fair Value at
	Fair Value Hierarchy Level	March 31, 2013	December 31, 2012
Corporate notes and bonds	2	$194,264	$241,158
U.S. corporate commercial paper	2	11,491	3,990
Obligations of U.S. government agencies	2	6,055	6,108
Obligations of U.S. states and municipalities	2	1,503	1,504

Available-for-sale investments		213,313	252,760
Money market funds	1	21,682	22,487
Cash, including restricted cash	N/A	26,200	26,947

Total cash and investments in marketable securities		$261,195	$302,194

Level 1	—	Quoted prices in active markets for identical assets or liabilities.

Level 2	—	Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	—	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

All of our investments are categorized as Level 1 or Level 2, as explained in the table above. We use a market approach to value our Level 2 investments. The disclosed fair value related to our investments is based primarily on the reported fair values in our period-end brokerage statements, which are based on market prices from a variety of industry standard data providers and generally represent quoted prices for similar assets in active markets or have been derived from observable market data. We independently validate these fair values using available market quotes and other information. During the three month periods ended March 31, 2013 and 2012, there were no transfers between Level 1 and Level 2 of the fair value hierarchy.

As of March 31, 2013, based on a discounted cash flow analysis using Level 3 inputs including financial discount rates, we believe the $125.0 million carrying amount of our 12% Senior Secured Notes due July 2017 is consistent with its fair value.

Note 3 — Inventory

Inventory consists of the following (in thousands):

	March 31, 2013	December 31, 2012
Raw materials	$8,126	$7,489
Work-in-process	9,779	6,661
Finished goods	476	4,119

Total	$18,381	$18,269

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

Note 4 — Liability Related to Sale of Future Royalties

On February 24, 2012, we entered into a Purchase and Sale Agreement (the Purchase and Sale Agreement) with RPI Finance Trust (RPI), an affiliate of Royalty Pharma, pursuant to which we sold, and RPI purchased, our right to receive royalty payments (the Royalty Entitlement) arising from the worldwide net sales, from and after January 1, 2012, of (a) CIMZIA®, under Nektar’s license, manufacturing and supply agreement with UCB Pharma (UCB), and (b) MIRCERA®, under Nektar’s license, manufacturing and supply agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (together referred to as Roche). We received aggregate cash proceeds for the Royalty Entitlement of $124.0 million. As part of this sale, we incurred approximately $4.4 million in transaction costs, which will be amortized to interest expense over the estimated life of the Purchase and Sale Agreement. Although we sold all of our rights to receive royalties from the CIMZIA® and MIRCERA® products, as a result of our ongoing manufacturing and supply obligations related to the generation of these royalties, we will continue to account for these royalties as revenue. We recorded the $124.0 million in proceeds from this transaction as a liability (Royalty Obligation) that will be amortized using the interest method over the estimated life of the Purchase and Sale Agreement. During the three months ended March 31, 2013 and 2012, we recognized $4.4 million and $2.7 million, in aggregate royalties from net sales of CIMZIA® and MIRCERA®, respectively, of which the $2.7 million recognized in the three months ended March 31, 2012 was retained by us as this amount resulted from royalties on product sales in the fourth quarter of 2011.

Since its inception, our estimate of the total interest expense on the Royalty Obligation resulted in an effective annual interest rate of approximately 17%. We periodically assess the estimated royalty payments to RPI from UCB and Roche and to the extent such payments are greater or less than our initial estimates, or the timing of such payments is materially different than our original estimates, we will prospectively adjust the amortization of the Royalty Obligation.

Pursuant to the Purchase and Sale Agreement, we were required to pay RPI $3.0 million if worldwide net sales of MIRCERA® for the 12 month period ending on December 31, 2012 did not reach a required threshold. The minimum 2012 MIRCERA® net sales threshold was not met and, therefore, we made the $3.0 million payment to RPI described above in the three months ended March 31, 2013. Furthermore, we are required to make an additional payment of up to $7.0 million if specified worldwide net sales thresholds of MIRCERA® for the 12 month period ending on December 31, 2013 are not achieved.

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

On November 18, 2009, the Research Foundation of the State University of New York (SUNY) filed an action against Nektar in the United States District Court for the Northern District of New York. SUNY seeks to recover amounts it alleges it is owed pursuant to a technology licensing contract between Nektar and SUNY. We dispute SUNY’s claims. Discovery in the matter has closed and cross motions for summary judgment (including Nektar’s motion for summary judgment dismissing the action) were filed in October 2012. The motions are fully briefed and are currently being considered by the court. In the event the action survives Nektar’s motion, we expect that a trial would be scheduled in the second half of 2013. We believe that SUNY’s claims are without merit. No reasonable estimate of the possible loss or range of loss can be made at this time and no liabilities have been recorded for this matter on our Condensed Consolidated Balance Sheets at either March 31, 2013 or December 31, 2012.

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

To date we have not incurred costs to defend lawsuits or settle claims related to these indemnification obligations. If any of our indemnification obligations is triggered, we may incur substantial liabilities. Because the aggregate amount of any potential indemnification obligation is not a stated amount, the overall maximum amount of any such obligations cannot be reasonably estimated. No liabilities have been recorded for these obligations on our Condensed Consolidated Balance Sheets at either March 31, 2013 or December 31, 2012.

Note 6 — License and Collaboration Agreements

We have entered into various license agreements and collaborative research, manufacturing, development and commercialization agreements with pharmaceutical and biotechnology companies. We refer to these types of agreements as collaboration agreements. Under these collaboration agreements, we are entitled to receive license fees, upfront payments, milestone payments, royalties, sales milestones, payment for the manufacture and supply of our proprietary PEGylation materials and/or reimbursement for research and development activities. All of our collaboration agreements are generally cancelable by our partners without significant financial penalty. Our costs of performing these services are generally included in research and development expense, while costs for product sales to our collaboration partners are included in cost of goods sold.

In accordance with our collaboration agreements, we recognized license, collaboration and other revenue as follows (in thousands):

		Three months ended March 31,
Partner	Drug or Drug Candidate	2013	2012
Roche	PEGASYS® and MIRCERA®	$2,625	$1,380
Amgen, Inc.	Neulasta®	1,285	1,250
Bayer Healthcare LLC	BAY41-6551 (Amikacin Inhale)	714	742
Baxter Healthcare	Hemophilia	700	684
Affymax, Inc.	Omontys®	177	2,217
Other		975	1,554

License, collaboration, and other revenue		$6,476	$7,827

As of March 31, 2013, our collaboration agreements with partners included potential future payments for development milestones totaling approximately $161.1 million, including the milestone amounts from our agreements with Baxter and Bayer described below. In addition, we are entitled to receive up to $235.0 million and $75.0 million of contingent payments related to the naloxegol (formerly known as NKTR-118) and naloxegol fixed-dose combination (NKTR-119) programs, respectively, based on development and regulatory events to be pursued and completed solely by AstraZeneca.

There have been no material changes to our collaboration agreements in the three months ended March 31, 2013, except as described below.

Roche: PEGASYS® and MIRCERA®

In February 1997, we entered into a license, manufacturing and supply agreement with Roche, under which we granted Roche a worldwide, exclusive license to certain intellectual property related to our proprietary PEGylation materials used in the manufacture and commercialization of PEGASYS®. As of March 31, 2013, we have deferred revenue of approximately $14.1 million related to this agreement, which we expect to recognize through December 2015, the period through which we are required to provide back-up manufacturing and supply services related to PEGASYS®.

In February 2012, we entered into a toll-manufacturing agreement with Roche under which we will manufacture the proprietary PEGylation material used by Roche to produce MIRCERA®. Roche entered into the toll-manufacturing agreement with the objective of establishing us as a secondary back-up supply source on a non-exclusive basis. Under the terms of our toll-manufacturing agreement, Roche paid us an upfront payment of $5.0 million and agreed to pay $22.0 million in performance-based milestone payments upon our achievement of certain manufacturing readiness, validation and production milestones, including the delivery of specified quantities of PEGylation materials, all of which were completed as of January 2013. Roche will also pay us additional consideration for any future orders of the PEGylation materials for MIRCERA® beyond the initial quantities manufactured through January 2013. Roche may terminate the toll-manufacturing agreement due to an uncured material default by us. As of March 31, 2013, we have received all $27.0 million in upfront and milestone payments under this agreement. As of March 31, 2013, we have deferred revenue of approximately $20.1 million related to this agreement, which we expect to recognize through December 2016, the estimated end of our obligations under this agreement.

Amgen, Inc.: Neulasta®

In October 2010, we amended and restated an existing supply and license agreement by entering into a supply, dedicated suite and manufacturing guarantee agreement (the amended and restated agreement) and a license agreement with Amgen Inc. and Amgen Manufacturing, Limited. As of March 31, 2013, we have deferred revenue of approximately $37.9 million related to this agreement, which we expect to recognize through October 2020, the estimated end of our obligations under this agreement.

Bayer Healthcare LLC: BAY41-6551 (Amikacin Inhale)

In August 2007, we entered into a co-development, license and co-promotion agreement with Bayer Healthcare LLC (Bayer) to develop a specially-formulated inhaled Amikacin. We are responsible for development and manufacturing and supply of the nebulizer device included in the Amikacin product. We received an upfront payment of $40.0 million in 2007 and performance milestone payments of $20.0 million, of which $10.0 million was recorded as a liability to Bayer for the reimbursement of costs of the Phase 3 clinical trial. This $10.0 million obligation is recorded in accrued clinical trial expense in our Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012. As a result of the start of the Phase 3 clinical trial, in April 2013 we achieved a $10.0 million milestone, the proceeds of which will be used to repay our $10.0 million obligation to Bayer. We are entitled to receive up to an additional $50.0 million of development milestones upon achievement of certain development objectives, as well as sales milestones upon achievement of annual sales targets and royalties based on annual worldwide net sales of Amikacin Inhale. As of March 31, 2013, we have deferred revenue of approximately $23.8 million related to this agreement, which we expect to recognize through July 2021, the estimated end of our obligations under this agreement.

Baxter Healthcare: Hemophilia

In September 2005, we entered into an exclusive research, development, license and manufacturing and supply agreement with Baxter Healthcare SA and Baxter Healthcare Corporation (together referred to as Baxter) to develop products designed to improve therapies for Hemophilia A patients using our PEGylation technology. Under the terms of this agreement, we are entitled to up to $28.0 million of development milestones related to Hemophilia A upon achievement of certain development objectives, as well as sales milestones upon achievement of annual sales targets and royalties based on annual worldwide net sales of products resulting from this agreement. This Hemophilia A program includes BAX 855, which is currently in a Phase 3 clinical study initiated in February 2013. As of March 31, 2013, we do not have significant deferred revenue related to this agreement.

Affymax, Inc.: OMONTYS®

In April 2004, we entered into a license, manufacturing and supply agreement with Affymax, Inc. (Affymax) under which we provided Affymax with a worldwide, non-exclusive license under certain of our proprietary PEGylation technology to develop, manufacture and commercialize OMONTYS® (peginesatide). On March 27, 2012, the U.S. Food and Drug Administration (FDA) approved OMONTYS® to treat anemia in patients with chronic kidney disease on dialysis and OMONTYS® sales were initiated in the second quarter of 2012. On February 23, 2013, Affymax and Takeda announced a voluntary recall of all lots of OMONTYS® drug product as a result of new post-marketing reports regarding serious hypersensitivity reactions, including anaphylaxis, which can be life-threatening or fatal. Under our agreement, Affymax is obligated to purchase its entire requirements of the proprietary PEGylation materials required to manufacture OMONTYS® exclusively from Nektar. Affymax is responsible for all clinical development, regulatory and commercialization expenses. We are entitled to royalties based on annual worldwide net sales of OMONTYS®. For a certain period of time, we will share a portion of our future royalty payments with Enzon Pharmaceuticals, Inc.

We have received milestone and related payments under our agreement with Affymax and, as of March 31, 2013, we have deferred revenue of approximately $7.0 million, which we expect to recognize through March 2022, the estimated period through which we are required to provide manufacturing and supply services.

AstraZeneca AB: naloxegol (NKTR-118) and naloxegol fixed-dose combination program (NKTR-119)

In September 2009, we entered into a license agreement with AstraZeneca AB (AstraZeneca), under which we granted AstraZeneca a worldwide, exclusive, perpetual, royalty-bearing, and sublicensable license under our patents and other intellectual property to develop, market, and sell naloxegol (NKTR-118) and naloxegol fixed-dose combination program (NKTR-119). AstraZeneca is responsible for all costs associated with research, development and commercialization and is responsible for all drug development and commercialization decisions for naloxegol and naloxegol fixed-dose combination program. We are entitled to receive up to $235.0 million and $75.0 million of contingent payments related to naloxegol and naloxegol fixed-dose combination program, respectively, based on development events to be pursued and completed solely by AstraZeneca. In particular, if AstraZeneca files for regulatory approval of naloxegol with, and such filings are accepted by, the FDA and the European Medicines Agency (EMA), we will be entitled to $95.0 million of these payments. We will be entitled to the remaining $140.0 million of these payments if naloxegol is approved by the FDA and EMA and commercial launch is achieved in the U.S. and one major country in the European Union. In addition, we are also entitled to sales milestone payments and royalties based on annual worldwide net sales of naloxegol and naloxegol fixed-dose combination products. We did not earn significant revenues from this agreement during the three months ended March 31, 2013 or 2012.

Other

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

Note 7 — Stock-Based Compensation

Total stock-based compensation expense was recognized in our Condensed Consolidated Statements of Operations as follows (in thousands):

	Three months ended March 31,
	2013	2012
Cost of goods sold	$323	$408
Research and development expense	1,875	1,923
General and administrative expense	2,047	1,903

Total stock-based compensation	$4,245	$4,234

During the three months ended March 31, 2013 and 2012, we granted 2,827,230 and 2,733,390 stock options, respectively. The weighted average grant-date fair value of options granted during the three months ended March 31, 2013 and 2012 was $4.59 per share and $3.76 per share, respectively. As a result of stock issuances under our equity compensation plans, during the three months ended March 31, 2013 and 2012, we issued 202,202 and 105,348 common shares, respectively.

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

	Three months ended March 31,
	2013	2012
Stock options	15,343	13,896
Convertible subordinated notes	—	9,989

Total	15,343	23,885

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our most advanced proprietary product candidate, naloxegol (formerly known as NKTR-118), is an oral peripheral opioid antagonist which has completed Phase 3 clinical studies for the treatment of opioid-induced constipation (OIC) in patients with non-cancer pain. We are a party to an exclusive worldwide license agreement with AstraZeneca AB (AstraZeneca) for the global development and commercialization of naloxegol and naloxegol fixed-dose combination products (formerly known as NKTR-119). The core Phase 3 clinical development program for naloxegol, which AstraZeneca calls the KODIAC program, is comprised of four clinical trials which are designed to investigate the safety and efficacy of naloxegol for the treatment of OIC in patients with non-cancer related pain. The outcome and timing of the naloxegol development program will have a substantial impact on our financial condition as we are entitled to up to $95 million in regulatory filing milestones and $140 million in commercial launch milestones. The naloxegol fixed-dose combination program is an early stage research and development program that is designed to combine various opioids with naloxegol. AstraZeneca is responsible for all clinical, regulatory and commercialization costs for both the naloxegol drug candidate and all drug candidates within the naloxegol fixed-dose combination program.

On November 12, 2012, AstraZeneca announced positive top-line results for naloxegol from two Phase 3 efficacy and safety clinical trials and from a safety extension trial (KODIAC-04, -05, and -07). On February 26, 2013, AstraZeneca announced positive top-line results from the long-term safety study (KODIAC-08) of naloxegol in patients with OIC. AstraZeneca has met with the U.S. Food and Drug Administration (FDA) and the European Medicines Agency (EMA) and its plans for naloxegol will be finalized over the coming months, incorporating the outcome of ongoing pre-NDA discussions with the FDA. In the event regulatory approval filings are submitted by AstraZeneca and accepted by the FDA and by the EMA, we would be entitled to receive $95.0 million in milestone payments. As a result, the outcome of AstraZeneca’s determination to make regulatory filings for naloxegol with the FDA and EMA is critical to our financial position in 2013 as well as our future business prospects as a result of the significant economic stake that we have in success of the potential commercialization of naloxegol.

Our second most advanced proprietary drug candidate, etirinotecan pegol (formerly known as NKTR-102), is a next-generation topoisomerase I inhibitor. Etirinotecan pegol is currently being evaluated as a single-agent therapy in a Phase 3 open-label, randomized, multicenter clinical study in patients with metastatic breast cancer. This Phase 3 clinical study, which we call the BEACON study (BrEAst Cancer Outcomes with NKTR-102), is scheduled to enroll approximately 840 patients with metastatic breast cancer that have previously received treatment with an anthracycline, a taxane, and capecitabine. The BEACON study will require a substantial investment over the next two years. We anticipate completing enrollment in the BEACON study by the end of 2013. We have completed an expanded Phase 2 clinical study for etirinotecan pegol in patients with platinum-resistant ovarian cancer. We are currently in the process of finalizing the data in furtherance of planned meetings with health authorities in 2013 which will guide our future development and regulatory strategy for etirinotecan pegol in ovarian cancer. In addition, a Phase 2 clinical study for etirinotecan pegol in patients with metastatic colorectal cancer is still open for enrollment.

We have a significant collaboration with Bayer Healthcare LLC (Bayer) to develop BAY41-6551 (Amikacin Inhale, formerly known as NKTR-061), which is an inhaled solution of amikacin, an aminoglycoside antibiotic. Bayer has initiated a Phase 3 clinical development of BAY41-6551 with the first patient enrolled in April 2013. We originally developed the liquid aerosol inhalation platform and Amikacin Inhale and entered into a collaboration agreement with Bayer in August 2007 to further advance the drug candidate’s development and potential commercialization. In 2011, Bayer achieved agreement with the FDA on the design of the planned Phase 3 clinical studies of BAY41-6551 under the Special Protocol Assessment process that is intended to support the submission of a NDA if the planned Phase 3 clinical study is successful.

We also have a significant collaboration with Baxter Healthcare to identify and develop PEGylated drug candidates with the objective of providing new long-acting therapies for hemophilia patients. Under the terms of this collaboration, we are providing a license to our PEGylation intellectual property, technology and expertise. Baxter is responsible for all clinical development. The first drug candidate in this collaboration, BAX 855, is a longer-acting (PEGylated) form of a full-length recombinant factor VIII (rFVIII) protein which has completed Phase 1 clinical development in patients with Hemophilia A. In February 2013, Baxter initiated a Phase 3 multi-center, open-label clinical study called PROLONG-ATE that will enroll more than 100 previously treated adult patients with severe hemophilia A to assess the efficacy, safety and pharmacokinetics of BAX 855 for prophylaxis and on-demand treatment of bleeding. If BAX 855 is approved by health authorities and is successfully commercialized by Baxter, this will represent a substantial royalty revenue opportunity for us, subject to significant risks and uncertainties relating to the outcome of the ongoing Phase 3 clinical study, the health authority regulatory review process, and if approved, subsequent commercial success.

While the late stage clinical development programs described above are key elements of the future success of our company, we believe it is critically important that we continue to make substantial investments in our earlier-stage drug candidate pipeline. For example, in 2012 we advanced NKTR-192, our short-acting opioid drug candidate, into Phase 1 clinical studies, and we advanced NKTR-181 into a Phase 2 clinical study in July 2012. In March 2013, we initiated a human abuse liability study for NKTR-181. While we believe that our substantial investment in research and development has the potential to create significant value if one or more of our drug candidates demonstrate positive clinical results and receive regulatory approval in one or more major markets, drug research and development is an inherently uncertain process and there is a high risk of failure at every stage prior to approval and the timing and outcome of clinical trial results are extremely difficult to predict. Clinical development successes and failures can have a disproportionate positive or negative impact on our scientific and medical prospects, financial prospects, financial condition, and market value.

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

Key Developments and Trends in Liquidity and Capital Resources

At March 31, 2013, we had approximately $261.2 million in cash and investments in marketable securities and $148.9 million in indebtedness. The indebtedness includes $125.0 million in aggregate principal amount of 12.0% senior secured notes due July 15, 2017, but excludes our long-term liability relating to the sale of future royalties under the Purchase and Sale Agreement with RPI Finance Trust. As is further described in Note 4 to our Condensed Consolidated Financial Statements, this royalty obligation liability will not be settled in cash, but we may be required to make a payment of up to $7.0 million in 2014 if certain worldwide net sales thresholds of MIRCERA® in 2013 are not met.

As of March 31, 2013, we had at least twelve months of working capital to fund our current business plans. We expect the clinical development of our proprietary drug candidates including etirinotecan pegol, Amikacin Inhale, NKTR-181, and NKTR-192 will require significant investment in order to continue to advance in clinical development with the objective of entering into a collaboration partnership or obtaining regulatory approval. However, we have no credit facility or any other sources of committed capital. In addition, while in the past we have received a number of significant payments from license and collaboration agreements and other significant transactions, we do not currently anticipate completing new transactions with substantial upfront payments in the near-term. Our current business plan is also subject to significant uncertainties and risks as a result of, among other factors, expenses being higher than anticipated, unplanned expenses, cash receipts being lower than anticipated, and the need to satisfy contingent liabilities including litigation matters and indemnification obligations.

The availability and terms of various financing alternatives substantially depend on the success or failure of our drug development programs including naloxegol, etirinotecan pegol, BAX 855, Amikacin Inhale, NKTR-181, and NKTR-192. The availability and terms of financing alternatives and any future significant payments from existing or new collaborations all depend on the positive outcome of ongoing or planned clinical studies, whether we or our partners are successful in obtaining health authority approvals in major markets, and if approved, the commercial success of these drugs. In particular, we are entitled to up to $235.0 million of regulatory and commercial launch milestones under our naloxegol license agreement with AstraZeneca, $95.0 million of which is related to AstraZeneca submitting regulatory approval filings for naloxegol with the FDA and with the EMA and the filings being accepted by these agencies. AstraZeneca has met with the FDA and the EMA and its plans for naloxegol will be finalized over the coming months, incorporating the outcome of ongoing pre-NDA discussions with the FDA.

In the event we do not enter into any new collaboration partnerships with significant upfront payments or do not receive the naloxegol regulatory milestone payments in 2013, we would likely be required to pursue financing alternatives. In the event we determine to pursue financing alternatives, our objective would be to first explore financing alternatives that are not dilutive to the ownership of our common stock security holders. However, if non-dilutive financing alternatives are not available to us on commercially reasonable terms or at all, we could be required to pursue dilutive equity-based financing alternatives such as an offering of convertible debt or common stock.

Results of Operations

Three Months Ended March 31, 2013 and 2012

Revenue (in thousands, except percentages)

	Three months ended March 31, 2013	Three months ended March 31, 2012	Increase / (Decrease) 2013 vs. 2012	Percentage Increase / (Decrease) 2013 vs. 2012
Product sales	$11,810	$6,945	$4,865	70%
Royalty revenues	325	3,177	(2,852)	(90)%
Non-cash royalty revenue related to sale of future royalties	4,393	—	4,393	>100%
License, collaboration and other	6,476	7,827	(1,351)	(17)%

Total revenue	$23,004	$17,949	$5,055	28%

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

Product sales increased for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily as a result of increased product demand from a number of our collaboration partners. We expect product sales during the remaining nine month period of 2013 to be consistent with the same period in 2012.

Royalty revenues and non-cash royalty revenue related to sale of future royalties

We receive royalty revenue from certain of our collaboration partners based on their net sales of commercial products. Royalty revenues decreased during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily as a result of the sale of the royalties we receive from UCB’s CIMZIA® and Roche’s MIRCERA® product sales as is further described below. Royalties from CIMZIA® and MIRCERA® recognized after the royalty sale transaction took effect are presented on a separate revenue line item entitled “Non-cash royalty revenue related to sale of future royalties.” We expect royalty revenues received in cash to decrease during the remainder of 2013 as compared to the same period in 2012.

In February 2012, we sold all of our rights to receive future royalty payments on CIMZIA® and MIRCERA®. As described in Note 4 to our Condensed Consolidated Financial Statements, this royalty sale transaction has been recorded as a liability that amortizes over the estimated royalty payment period. As a result of this liability accounting, even though the royalties from UCB and Roche are remitted directly to the purchaser of these royalty interests, we will continue to record revenue for these royalties on a separate revenue line item entitled “Non-cash royalty revenue related to sale of future royalties.” During the three months ended March 31, 2013 and 2012, we recognized $4.4 million and $2.7 million in aggregate royalties from net sales of CIMZIA® and MIRCERA®, of which the amount recognized in the three months ended March 31, 2012 was retained by us as these amounts resulted from product sales in the fourth quarter of 2011. We expect non-cash royalties from net sales of CIMZIA® and MIRCERA® to increase during the remaining nine month period of 2013 as compared to the same period in 2012.

License, Collaboration and Other

License, collaboration and other revenue includes the recognition of upfront payments and milestone payments received in connection with our license and collaboration agreements and reimbursed research and development expenses. The level of license, collaboration and other revenue depends on a combination of factors including the estimated amortization period of the upfront payments, the achievement of milestones, the continuation of existing collaborations, the amount of reimbursed research and development work, and entering into new collaboration agreements, if any.

License, collaboration and other revenue decreased for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily due to a $2.0 million milestone recognized upon the FDA’s approval of Affymax’s OMONTYS® in March 2012.

We expect license, collaboration and other revenue to increase during the remaining nine month period of 2013 as compared to the same period in 2012 primarily as a result of the recognition of milestones under existing collaboration agreements. In the event regulatory filings for naloxegol are submitted by AstraZeneca and accepted by the FDA and by the EMA, we would be entitled to $95.0 million in milestone payments. If these filings occur in 2013, our license, collaboration and other revenue in 2013 will increase significantly from 2012.

Cost of Goods Sold and Product Gross Margin (in thousands, except percentages)

	Three months ended March 31, 2013	Three months ended March 31, 2012	Increase / (Decrease) 2013 vs. 2012	Percentage Increase / (Decrease) 2013 vs. 2012
Cost of goods sold	$11,661	$8,707	$2,954	34%
Product gross profit	$149	$(1,762)	$1,911	>100%
Product gross margin	1%	(25)%

Cost of goods sold increased during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily due to a $4.9 million increase in product sales in the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

The increase in product gross profit and product gross margin during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 is primarily due to the different mix of products sold as well as the decreased overhead costs per unit in 2013 resulting from increased manufacturing activity.

We expect product gross margin to continue to fluctuate in future periods depending on the level and mix of manufacturing orders from our customers due to the fixed cost base for our manufacturing activities.

Research and Development Expense (in thousands, except percentages)

	Three months ended March 31, 2013	Three months ended March 31, 2012	Increase / (Decrease) 2013 vs. 2012	Percentage Increase / (Decrease) 2013 vs. 2012
Research and development expense	$45,618	$35,085	$10,533	30%

Research and development expense consists primarily of personnel costs (including salaries, benefits, and stock-based compensation), clinical study costs, direct costs of outside research, materials, supplies, licenses and fees. Research and development expense also includes overhead allocations consisting of various support and facilities related costs.

Research and development expense increased during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily due to our ongoing etirinotecan pegol Phase 3 BEACON study as well as the ongoing NKTR-181 Phase 2 clinical studies.

Research and development expense is not expected to be ratable over the four quarters of the year. We expect research and development expense to increase throughout the remaining nine month period of 2013 compared to the same period in 2012 as we continue to advance our pipeline of drug candidates.

Other than as described in the Overview section above, there have been no material changes to the status of clinical programs in the three months ended March 31, 2013 from the activities discussed in our Annual Report on Form 10-K for the year ended December 31, 2012 on file with the Securities and Exchange Commission.

General and Administrative Expense (in thousands, except percentages)

	Three months ended March 31, 2013	Three months ended March 31, 2012	Increase / (Decrease) 2013 vs. 2012	Percentage Increase / (Decrease) 2013 vs. 2012
General and administrative expense	$11,129	$10,414	$715	7%

General and administrative expense includes the cost of administrative staffing, business development, marketing, finance and legal activities. General and administrative expense during the three months ended March 31, 2013 increased compared to the three months ended March 31, 2012 primarily due to facilities-related costs. We expect general and administrative expenses during the remaining nine month period of 2013 to be consistent with the same period in 2012.

Interest Expense (in thousands, except percentages)

	Three months ended March 31, 2013	Three months ended March 31, 2012	Increase / (Decrease) 2013 vs. 2012	Percentage Increase / (Decrease) 2013 vs. 2012
Interest expense	$4,645	$2,548	$2,097	82%
Non-cash interest expense on liability related to sale of future royalties	5,543	1,785	3,758	>100%

Interest expense increased for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily due to the interest expense recorded on the senior secured notes we issued in 2012. On July 11, 2012, we issued $125.0 million of 12% senior secured notes maturing on July 15, 2017. We retired $215.0 million in principal amount of 3.25% convertible subordinated notes in the third quarter of 2012. As a result of the issuance of the senior secured notes in July 2012, we expect interest expense to increase during the remaining nine month period of 2013 as compared to the same period in 2012.

The increase in non-cash interest expense on the liability related to sale of future royalties for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 is attributable to the royalty sale transaction in February 2012. In the royalty sale transaction we sold all of our rights to receive future royalty payments on CIMZIA® and MIRCERA® in exchange for $124.0 million. As described in Note 4 to our Condensed Consolidated Financial Statements, this royalty sale transaction has been recorded as a liability that amortizes over the estimated royalty payment period as CIMZIA® and MIRCERA® royalties are remitted directly to the purchaser. We impute interest on the transaction and record interest expense at the effective interest rate, which we currently estimate to be approximately 17%. There are a number of factors that could materially affect the estimated interest rate and we will assess this estimate on a periodic basis. As a result, future interest rates could differ significantly and any such change in interest rate will be adjusted prospectively. Unless we adjust our estimated interest rate, we expect non-cash interest expense on the liability related to sale of future royalties during the remaining nine month period of 2013 to be consistent with the same period in 2012.

Liquidity and Capital Resources

We have financed our operations primarily through revenue from product sales, royalties and research and development contracts, as well as public and private placements of debt and equity. At March 31, 2013, we had approximately $261.2 million in cash and investments in marketable securities and $148.9 million in indebtedness. The indebtedness includes $125.0 million in aggregate principal amount of 12.0% senior secured notes due July 15, 2017, but excludes our long-term liability relating to the sale of future royalties. As is further described in Note 4 to our Condensed Consolidated Financial Statements, this royalty obligation liability will not be settled in cash, but we may be required to make a payment of up to $7.0 million in 2014 if certain worldwide net sales thresholds of MIRCERA® in 2013 are not met.

As of March 31, 2013, we had at least twelve months of working capital to fund our current business plans. We expect the clinical development of our proprietary drug candidates including etirinotecan pegol (NKTR-102), Amikacin Inhale, NKTR-181, and NKTR-192 will require significant investment in order to continue to advance in clinical development with the objective of entering into a collaboration partnership or obtaining regulatory approval. However, we have no credit facility or any other sources of committed capital. In addition, while in the past we have received a number of significant payments from license and collaboration agreements and other significant transactions, we do not currently anticipate completing new transactions with substantial upfront payments in the near-term. Our current business plan is also subject to significant uncertainties and risks as a result of, among other factors, expenses being higher than anticipated, unplanned expenses, cash receipts being lower than anticipated, and the need to satisfy contingent liabilities including litigation matters and indemnification obligations.

The availability and terms of various financing alternatives substantially depend on the success or failure of our drug development programs including naloxegol, etirinotecan pegol, BAX 855, Amikacin Inhale, NKTR-181, and NKTR-192. The availability and terms of financing alternatives and any future significant payments from existing or new collaborations all depend on the positive outcome of ongoing or planned clinical studies, whether we or our partners are successful in obtaining health authority approvals in major markets, and if approved, the commercial success of these drugs. In particular, we are entitled to up to $235.0 million of regulatory and commercial launch milestones under our license agreement with AstraZeneca, $95.0 million of which is related to AstraZeneca submitting regulatory approval filings for naloxegol with the FDA and with the EMA and the filings being accepted by these agencies. AstraZeneca has met with the FDA and the EMA and its plans for naloxegol will be finalized over the coming months, incorporating the outcome of ongoing pre-NDA discussions with the FDA. In the event we do not enter into any new collaboration partnerships with significant upfront payments or do not receive the naloxegol regulatory milestone payments in 2013, we would likely be required to pursue financing alternatives. In the event we determine to pursue financing alternatives, our objective would be to first explore financing alternatives that are not dilutive to the ownership of our common stock security holders. However, if non-dilutive financing alternatives are not available to us on commercially reasonable terms or at all, we could be required to pursue dilutive equity-based financing alternatives such as an offering of convertible debt or common stock.

Due to the potential for continued uncertainty in the credit markets in 2013 and thereafter, we may experience reduced liquidity with respect to some of our investments in marketable securities. These investments are generally held to maturity, which is less than two years. However, if the need arises to liquidate such securities before maturity, we may experience losses on liquidation. At March 31, 2013, the average time to maturity of the investments held in our portfolio was approximately four months and the maturity of any single investment did not exceed one year. To date we have not experienced any liquidity issues with respect to these securities, but if such issues arise, we may be required to hold some, or all, of these securities until maturity. We believe that, even allowing for potential liquidity issues with respect to these securities, our remaining cash, cash equivalents, and investments will be sufficient to meet our anticipated cash needs for at least the next twelve months.

Cash flows from operating activities

Cash flows used in operating activities for the three months ended March 31, 2013 totaled $38.1 million, which includes $46.5 million of net operating cash uses, including $7.7 million for interest payments on our senior secured notes, partially offset by the receipt of $8.4 million from collaboration agreements. Because of the nature and timing of certain cash receipts and payments, net cash utilization is not expected to be ratable over the four quarters of the year. We expect cash flows used in operating activities, excluding upfront and milestone payments received, if any, will increase throughout the remaining nine month period of 2013 as compared to the same period in 2012 as a result of increased spending on our proprietary research and development programs, in particular, our BEACON study.

Cash flows used in operating activities for the three months ended March 31, 2012 totaled $34.6 million, which includes $3.5 million for a semi-annual interest payment on our convertible subordinated notes, and $36.6 million of other net operating cash uses, partially offset by the receipt of $5.5 million from collaboration agreements.

Cash flows from investing activities

We paid $0.3 million and $1.5 million to purchase property and equipment in the three months ended March 31, 2013 and 2012, respectively.

Cash flows from financing activities

On February 24, 2012, we sold all of our rights to receive future royalty payments on CIMZIA® and MIRCERA® in exchange for $124.0 million. As part of this sale, we incurred approximately $4.4 million in transaction costs. During the three months ended March 31, 2013, we made a $3.0 million payment to the purchaser of these royalties because the minimum 2012 MIRCERA® net sales threshold was not met.

We received $1.2 million and $0.5 million from issuances of common stock to employees under our equity compensation plans during the three months ended March 31, 2013 and 2012, respectively.

Contractual Obligations

There were no material changes during the three months ended March 31, 2013 to the summary of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2012 on file with the Securities and Exchange Commission.

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

We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates on an ongoing basis. Actual results may differ from those estimates under different assumptions or conditions. There have been no material changes to our critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our market risks at March 31, 2013 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2012 on file with the Securities and Exchange Commission.

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

Changes in Internal Control Over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. However, there was no change in our internal control over financial reporting that occurred in the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Reference is hereby made to our disclosures in “Legal Matters” under Note 5 to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q and the information under the heading “Legal Matters” is incorporated by reference herein.

Item 1A.	Risk Factors

Investors in Nektar Therapeutics should carefully consider the risks described below before making an investment decision. The risks described below may not be the only ones relating to our company. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012. Additional risks that we currently believe are immaterial may also impair our business operations. Our business, results of operations, financial condition, cash flows and future prospects and the trading price of our common stock and our abilities to repay our senior secured notes could be harmed as a result of any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2012, including our consolidated financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission (SEC).

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

We or our partners may not obtain regulatory approval for drug candidates on a timely basis, or at all, or the terms of any approval (which in some countries includes pricing approval) may impose significant restrictions or limitations on use. Drug candidates must undergo rigorous animal and human testing and an extensive review process for safety and efficacy by the U.S. Food and Drug Administration (FDA) and equivalent foreign government health authorities. The time required for obtaining regulatory decisions is uncertain and difficult to predict. The FDA and other U.S. and foreign health authorities have substantial discretion, at any phase of development, to terminate clinical studies, require additional clinical development or other testing, delay or withhold registration and marketing approval and mandate product withdrawals, including recalls. Further, health authorities have the discretion to analyze data using their own methodologies that may differ from those used by us or our partners which could lead such authorities to arrive at different conclusions regarding the safety or efficacy of a drug candidate. In addition, undesirable side effects caused by our drug candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restricted label or the delay or denial of regulatory approval by regulatory authorities.

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

If the FDA requires a cardiovascular safety study for naloxegol, it could have a material adverse impact on the naloxegol program and our business prospects and financial condition.

The FDA is exploring whether there is any evidence of potential elevated cardiovascular risk possibly related to mu-opioid antagonists and naloxegol is a mu-opioid antagonist. AstraZeneca completed a 52-week, long-term controlled safety trial of naloxegol as part of the Phase 3 naloxegol development program. The FDA has not yet reviewed the data package for naloxegol. The FDA’s general safety concern is based on data from other mu-opioid antagonist programs that may indicate increased cardiovascular risk associated with opioid withdrawal or the antagonism of the delta subtype of the opioid receptor for which the FDA has not yet made a causal connection between these mechanisms and elevated cardiovascular risk. In recent interactions with the FDA, the FDA staff has indicated that a final determination as to whether a pre-approval cardiovascular study will be required for naloxegol will be a post-submission NDA review decision. However, the FDA staff has also indicated that, prior to reviewing the naloxegol NDA, its current position is that a pre-approval cardiovascular study will be required. A cardiovascular study for naloxegol, if it were ultimately required by the FDA, may or may not be clinically or financially feasible. The FDA has significant discretion over regulatory approval requirements and those requirements are very uncertain and difficult to predict.

Even with success in previously completed clinical trials, the risk of clinical failure for any drug candidate remains high prior to regulatory approval.

A number of companies have suffered significant unforeseen failures in late stage clinical studies due to factors such as inconclusive efficacy or safety, even after achieving positive results in earlier clinical studies that were satisfactory both to them and to reviewing government health authorities. While etirinotecan pegol, Amikacin Inhale, and BAX 855 have each demonstrated positive results from earlier clinical studies, there is a substantial risk that Phase 3 clinical study outcomes for these drug candidates from larger patient populations will not demonstrate positive efficacy, safety or other clinical outcomes sufficient to support regulatory filings and achieve regulatory approval. Phase 3 clinical study outcomes remain very unpredictable and it is possible that one or more of these Phase 3 clinical studies could fail at any time due to efficacy, safety or other important clinical findings or regulatory requirements. If one or more of these drug candidates fail in Phase 3 clinical studies, it would have a material adverse effect on our business, financial condition and results of operations.

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

As of March 31, 2013, we had cash and investments in marketable securities valued at approximately $261.2 million and indebtedness of approximately $148.9 million, which includes approximately $125.0 million in senior secured notes due July 2017, but excludes our long-term liability relating to the sale of future royalties. While this royalty obligation liability will not be settled in cash, we may be required to make a payment of up to $7.0 million in 2014 if certain performance targets are not met. While we believe that our cash position will be sufficient to meet our liquidity requirements through at least the next 12 months, our future capital requirements will depend upon numerous unpredictable factors, including:

•

the cost, timing and outcomes of clinical studies and regulatory reviews of our proprietary drug candidates that we have licensed to our collaboration partners — important examples include naloxegol that has been licensed to AstraZeneca, Amikacin Inhale that has been licensed to Bayer, and BAX 855 in connection with our licensing transaction with Baxter;

•

if and when we receive potential milestone payments and royalties from our existing collaborations if the drug candidates subject to those collaborations achieve clinical, regulatory or commercial success. In particular, depending on whether AstraZeneca successfully submits regulatory filings with the FDA and with the European Medicines Agency (EMA) for naloxegol and the filings are accepted by these agencies, we may or may not receive up to $95.0 million in milestone payments under our license agreement with AstraZeneca. AstraZeneca has met with the FDA and the EMA and its plans for naloxegol will be finalized over the coming months, incorporating the outcome of ongoing pre-NDA discussions with the FDA.

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

•	the outcome of the regulatory review process and commercial success of drug products for which we are entitled to receive royalties (e.g., Allergan, Inc.’s LEVADEX®);

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

A significant multi-year capital commitment is required to advance our drug candidates through the various stages of research and development in order to generate sufficient data to enable high value collaboration partnerships with significant upfront payments or to successfully achieve regulatory approval. In the event we do not enter into any new collaboration partnerships with significant upfront payments and we choose to continue our later stage research and development programs, we may need to pursue financing alternatives, including dilutive equity-based financings, such as an offering of convertible debt or common stock, which would dilute the percentage ownership of our current common stockholders and could significantly lower the market value of our common stock. If sufficient capital is not available to us or is not available on commercially reasonable terms, it could require us to delay or reduce one or more of our research and development programs. If we are unable to sufficiently advance our research and development programs, it could substantially impair the value of such programs and result in a material adverse effect on our business, financial condition and results of operations.

The results from the expanded Phase 2 clinical study for etirinotecan pegol in women with platinum-resistant/refractory ovarian cancer are unlikely to result in a review or an approval of an NDA by the FDA.

        We expanded the etirinotecan pegol Phase 2 study by 110 patients in women with platinum-resistant/refractory ovarian cancer that had received prior Doxil® therapy with the potential for us to consider an early New Drug Application (NDA) submission after we evaluate these expanded study results. We are currently in the process of compiling and performing verification procedures on the data from this study. Acceptance and approval of an NDA by the FDA almost always requires the sponsor to conduct comparative Phase 3 clinical studies prior to acceptance for review or approval of an NDA. As a result, acceptance for review or approval of an accelerated NDA submitted to the FDA based on overall response rate from our single-arm Phase 2 study in platinum-resistant/refractory ovarian cancer would be unusual and is highly unlikely. Therefore we do not expect the FDA to accept or approve a NDA based on this Phase 2 clinical study. The FDA has significant discretion to determine what constitutes a high unmet medical need, what therapies should be considered available to patients regardless of which therapies are approved or typically prescribed in a particular setting, the relevance of certain efficacy end points (e.g. overall response rate, progression free survival, overall survival), and the number of patients required to be studied to demonstrate sufficient therapeutic benefit and safety profile. One or more of such judgments and determinations by the FDA could impair our ability to submit an NDA for platinum resistant/refractory ovarian cancer patients, and even if submitted, whether the FDA would accept it for review or approve the NDA.

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

We or our partners may experience delays in clinical trials of drug candidates. Etirinotecan pegol and BAX 855 are currently in Phase 3 clinical studies, and Bayer has initiated Phase 3 clinical development of BAY41-6551 with the first patient enrolled in April 2013. In addition, we are conducting a Phase 2 study for NKTR-181 that we estimate will be completed in mid-2013 and we initiated a human abuse liability study for NKTR-181 in March 2013. These and other of our planned clinical studies may not begin on time, have an effective design, enroll a sufficient number of patients or be completed on schedule, if at all. Our clinical trials for any of our product candidates could be delayed for a variety of reasons, including:

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

For the quarter ended March 31, 2013, we reported a net loss of $55.1 million. If and when we achieve profitability depends upon a number of factors, including the timing and recognition of milestone payments and royalties received, the timing of revenue under our collaboration agreements, the amount of investments we make in our proprietary product candidates and the regulatory approval and market success of our product candidates. We may not be able to achieve and sustain profitability.

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

There are several competitors for our proprietary product candidates currently in development. For Amikacin Inhale, the current standard of care includes several approved intravenous antibiotics for the treatment of either hospital-acquired pneumonia or ventilator-associated pneumonia in patients on mechanical ventilators. For naloxegol, there are currently several alternative therapies used to address opioid-induced constipation (OIC) and opioid-induced bowel dysfunction (OBD), including subcutaneous Relistor® (methylnaltrexone bromide) and oral and rectal over-the-counter laxatives and stool softeners such as docusate sodium, senna and milk of magnesia. In addition, there are a number of companies developing potential products which are in various stages of clinical development and are being evaluated for the treatment of OIC and OBD in different patient populations, including Cubist Pharmaceuticals, Progenics Pharmaceuticals, Inc. in collaboration with Salix Pharmaceuticals, Ltd., Mundipharma Int. Limited, Sucampo Pharmaceuticals and Takeda Pharmaceutical Company Limited. For etirinotecan pegol, there are a number of chemotherapies and cancer therapies approved today and in various stages of clinical development for breast and ovarian cancers including but not limited to: Abraxane® (paclitaxel protein-bound particles for injectable suspension (albumin bound)), Afinitor® (everolimus), Doxil® (doxorubicin HCl), Ellence® (epirubicin), Gemzar® (gemcitabine), Halaven® (eribulin), Herceptin® (trastuzumab), Hycamtin® (topotecan), Ixempra® (ixabepilone), Navelbine® (vinolrebine), Iniparib, Paraplatin® (carboplatin), Taxol® (paclitaxel) and Taxotere® (docetaxel). Major pharmaceutical or biotechnology companies with approved drugs or drugs in development for these cancers include, but are not limited to, Bristol-Meyers Squibb, Eli Lilly & Co., Roche, GlaxoSmithKline plc, Johnson and Johnson, Pfizer, Inc.and Sanofi Aventis. There are approved therapies for the treatment of colorectal cancer, including Eloxatin® (oxaliplatin), Camptosar® (irinotecan), Avastin® (bevacizumab), Zaltrap® (Ziv-afilbercept), Stivarga® (regorafenib), Erbitux® (cetuximab), Vectibix® (panitumumab), Xeloda® (capecitabine), Adrucil® (fluorouracil) and Wellcovorin ® (leucovorin). In addition, there are a number of drugs in various stages of preclinical and clinical development from companies exploring cancer therapies or improved chemotherapeutic agents to potentially treat colorectal cancer, including, but not limited to, products in development from Bristol-Myers Squibb Company, Pfizer, Inc., GlaxoSmithKline plc, Antigenics, Inc., F. Hoffmann-La Roche Ltd, Novartis AG, Cell Therapeutics, Inc., Neopharm Inc., Meditech Research Ltd, Alchemia Limited, and Enzon Pharmaceuticals, Inc.

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

Our stock price is volatile. During the three months ended March 31, 2013, based on closing bid prices on The NASDAQ Global Select Market, our stock price ranged from $11.06 to $7.54 per share. We expect our stock price to remain volatile. A variety of factors may have a significant effect on the market price of our common stock, including:

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

None, including no purchases of any class of our equity securities by us or any affiliate pursuant to any publicly announced repurchase plan in the three months ended March 31, 2013.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Except as so indicated in Exhibits 32.1 and 101, the following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Documents

31.1(1)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(1)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

101**	The following materials from Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

(1)	Filed herewith.
*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as otherwise stated in such filing.
**	XBRL information is filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ JOHN NICHOLSON
John Nicholson
Senior Vice President and Chief Financial Officer
Date: May 9, 2013

By:	/s/ JILLIAN B. THOMSEN
Jillian B. Thomsen
Senior Vice President, Finance and Chief Accounting Officer
Date: May 9, 2013

EXHIBIT INDEX

Except as so indicated in Exhibits 32.1 and 101, the following exhibits are filed as part of, or incorporated by reference in, this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Documents

31.1(1)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(1)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

101**	The following materials from Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

(1)	Filed herewith.
*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as otherwise stated in such filing.
**	XBRL information is filed herewith.