Form 10-Q
period 2013-06-30
NEKTAR THERAPEUTICS
filed 2013-08-09
CIK 906709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 115,757,059 on August 1, 2013.

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

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$41,432	$25,437
Short-term investments	160,453	251,757
Accounts receivable	6,041	5,805
Inventory	20,479	18,269
Other current assets	6,018	13,363

Total current assets	234,423	314,631
Restricted cash	25,000	25,000
Property and equipment, net	67,849	72,215
Goodwill	76,501	76,501
Other assets	9,036	9,443

Total assets	$412,809	$497,790

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,572	$2,863
Accrued compensation	11,087	8,773
Accrued expenses	11,356	8,008
Accrued clinical trial expenses	16,935	17,500
Deferred revenue, current portion	22,113	21,896
Interest payable	6,917	7,083
Other current liabilities	16,297	12,414

Total current liabilities	90,277	78,537
Senior secured notes	125,000	125,000
Capital lease obligations, less current portion	9,901	11,607
Liability related to sale of future royalties, less current portion	124,074	128,266
Deferred revenue, less current portion	93,516	96,551
Deferred gain	1,967	2,404
Other long-term liabilities	8,623	8,407

Total liabilities	453,358	450,772
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, 10,000 shares authorized, $0.0001 par value; no shares designated, issued or outstanding at June 30, 2013 or December 31, 2012 respectively	—	—
Common stock, $0.0001 par value; 300,000 authorized; 115,683 shares and 115,259 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	11	11
Capital in excess of par value	1,628,967	1,617,744
Accumulated other comprehensive loss	(1,336)	(357)
Accumulated deficit	(1,668,191)	(1,570,380)

Total stockholders’ equity (deficit)	(40,549)	47,018

Total liabilities and stockholders’ equity (deficit)	$412,809	$497,790

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenue:
Product sales	$10,324	$9,694	$22,134	$16,639
Royalty revenues	351	290	676	3,467
Non-cash royalty revenue related to sale of future royalties	3,828	3,469	8,221	3,469
License, collaboration and other revenue	19,359	10,231	25,835	18,058

Total revenue	33,862	23,684	56,866	41,633
Operating costs and expenses:
Cost of goods sold	5,011	7,203	16,672	15,910
Research and development	52,230	33,201	97,848	68,286
General and administrative	9,226	10,268	20,057	20,682
Impairment of long-lived assets	—	—	—	1,675

Total operating costs and expenses	66,467	50,672	134,577	106,553

Loss from operations	(32,605)	(26,988)	(77,711)	(64,920)
Non-operating income (expense):
Interest income	209	630	523	1,262
Interest expense	(4,656)	(2,562)	(9,301)	(5,109)
Non-cash interest expense on liability related to sale of future royalties	(5,485)	(5,369)	(11,028)	(7,155)
Other income (expense), net	(6)	97	123	757

Total non-operating expense, net	(9,938)	(7,204)	(19,683)	(10,245)

Loss before provision for income taxes	(42,543)	(34,192)	(97,394)	(75,165)
Provision for income taxes	205	93	417	217

Net loss	$(42,748)	$(34,285)	$(97,811)	$(75,382)

Basic and diluted net loss per share	$(0.37)	$(0.30)	$(0.85)	$(0.66)

Weighted average shares outstanding used in computing basic and diluted net loss per share	115,544	114,649	115,427	114,590

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Comprehensive loss	$(43,689)	$(34,862)	$(98,790)	$(74,899)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(97,811)	$(75,382)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense on liability related to sale of future royalties	11,028	7,155
Non-cash royalty revenue related to sale of future royalties	(8,221)	(3,469)
Stock-based compensation	8,601	8,035
Depreciation and amortization	7,281	6,952
Impairment of long-lived assets	—	1,675
Other non-cash transactions	159	688
Changes in operating assets and liabilities:
Accounts receivable	(236)	(6,423)
Inventory	(2,210)	(2,059)
Other assets	5,508	8,176
Accounts payable	2,631	80
Accrued compensation	2,314	(2,288)
Accrued expenses	3,280	191
Accrued clinical trial expenses	(565)	654
Deferred revenue	(2,818)	1,075
Interest payable	(166)	—
Other liabilities	(1,223)	(269)

Net cash used in operating activities	(72,448)	(55,209)

Cash flows from investing activities:
Maturities of investments	200,477	179,766
Purchases of investments	(109,400)	(120,410)
Purchases of property and equipment	(794)	(3,172)

Net cash provided by investing activities	90,283	56,184

Cash flows from financing activities:
Payments of capital lease obligations	(1,466)	(1,151)
(Repayment of) proceeds from sale of future royalties, net of $4.4 million of transaction costs in 2012	(3,000)	119,589
Proceeds from shares issued under equity compensation plans	2,621	1,337

Net cash (used in) provided by financing activities	(1,845)	119,775

Effect of exchange rates on cash and cash equivalents	5	92

Net increase in cash and cash equivalents	15,995	120,842
Cash and cash equivalents at beginning of period	25,437	15,312

Cash and cash equivalents at end of period	$41,432	$136,154

Supplemental disclosure of cash flow information:
Cash paid for interest	$9,070	$5,179

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

Our research and development activities have required significant resources to date and are expected to continue to require significant resources. As a result, we expect to continue to incur substantial losses and negative cash flows from operations in the future. We have financed our operations primarily through cash from licensing, collaboration and manufacturing agreements and financing transactions. At June 30, 2013, we had approximately $226.9 million in cash and investments in marketable securities, of which $25.0 million was restricted in relation to our 12% senior secured notes, and $147.7 million in indebtedness. The indebtedness includes $125.0 million in aggregate principal amount of 12.0% senior secured notes due July 15, 2017, but excludes our long-term liability relating to the sale of future royalties. As is further described in Note 4, this royalty obligation liability will not be settled in cash, but we may be required to make a payment of up to $7.0 million in 2014 if a certain specified worldwide net sales threshold is not met.

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

Our comprehensive loss consists of our net loss plus our foreign currency translation gains and losses and unrealized holding gains and losses on available-for-sale securities, neither of which were significant during the three and six month periods ended June 30, 2013 and 2012. In addition, there were no significant reclassifications out of accumulated other comprehensive loss to the statements of operations during the three and six month periods ended June 30, 2013 and 2012.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates and assumptions. On an ongoing basis, we evaluate our estimates, including those related to deferred revenue recognition periods, inventories, the impairment of investments, the impairment of goodwill and long-lived assets, contingencies, accrued clinical trial expenses, estimated interest expense from our liability related to our sale of future royalties, stock-based compensation, and ongoing litigation, among other estimates. We base our estimates on historical experience and on other assumptions that management believes are reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities when these values are not readily apparent from other sources.

Reclassifications

Certain items previously reported in specific financial statement captions have been reclassified to conform to the current period presentation. Such reclassifications do not materially impact previously reported revenue, operating loss, net loss, total assets, liabilities or stockholders’ equity.

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

Significant Concentrations

Our customers are primarily pharmaceutical and biotechnology companies that are located in the U.S. and Europe. Our accounts receivable balance contains billed and unbilled trade receivables from product sales and royalties, as well as time and materials based billings from collaborative research and development agreements. We provide for an allowance for doubtful accounts by reserving for specifically identified doubtful accounts. We generally do not require collateral from our customers. We perform a regular review of our customers’ payment histories and associated credit risk. We have not experienced significant credit losses from our accounts receivable and our allowance for doubtful accounts was not significant at either June 30, 2013 or December 31, 2012.

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

License, collaboration and other revenue

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

Our license and collaboration agreements with our partners provide for payments to us upon the achievement of development milestones, such as the completion of clinical trials or regulatory submissions, approvals by health authorities, and commercial launches of drugs. Given the challenges inherent in developing, obtaining regulatory approvals for and achieving commercial launches of drug products, there was substantial uncertainty whether any such milestones would be achieved at the time of execution of these licensing and collaboration agreements. In addition, we evaluate whether the development milestones meet the remaining criteria to be considered substantive. As a result of our analysis, we consider our remaining development milestones under all of our license and collaboration agreements to be substantive and, accordingly, we expect to recognize as revenue future payments received from such milestones only if and as each milestone is achieved.

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

Income Taxes

For the three and six month periods ended June 30, 2013 and 2012, we recorded an income tax provision for our Nektar India operations at effective tax rates ranging from approximately 32% to 34% for each period. The U.S. federal deferred tax assets generated from our net operating losses have been fully reserved as we believe it is not more likely than not that the benefit will be realized.

Note 2 — Cash and Investments in Marketable Securities

Cash and investments in marketable securities, including cash equivalents and restricted cash, are as follows (in thousands):

	Estimated Fair Value at
	June 30, 2013	December 31, 2012
Cash and cash equivalents	$41,432	$25,437
Short-term investments	160,453	251,757
Restricted cash	25,000	25,000

Total cash and investments in marketable securities	$226,885	$302,194

Restricted cash of $25.0 million is required to be maintained until July 1, 2017 under the terms of our 12% Senior Secured Notes due July 2017.

We invest in liquid, high quality debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in securities with maturities of two years or less and maintain a weighted average maturity of one year or less. Investments in securities with remaining maturities of less than one year, or where our intent is to use the investments to fund current operations or to make them available for current operations, are classified as short-term investments. As of June 30, 2013 and December 31, 2012, all of our investments had contractual maturities of one year or less and were classified as short-term.

Gross unrealized gains and losses were not significant at either June 30, 2013 or December 31, 2012. During the three and six month periods ended June 30, 2013 and 2012, we did not sell any of our available-for-sale securities.

Our portfolio of cash and investments in marketable securities includes (in thousands):

		Estimated Fair Value at
	Fair Value Hierarchy Level	June 30, 2013	December 31, 2012
Corporate notes and bonds	2	$134,231	$241,158
U.S. corporate commercial paper	2	36,725	3,990
Obligations of U.S. states and municipalities	2	1,500	1,504
Obligations of U.S. government agencies	2	—	6,108

Available-for-sale investments		172,456	252,760
Money market funds	1	26,934	22,487
Cash, including restricted cash	N/A	27,495	26,947

Total cash and investments in marketable securities		$226,885	$302,194

Level 1	—	Quoted prices in active markets for identical assets or liabilities.

Level 2	—	Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	—	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

All of our investments are categorized as Level 1 or Level 2, as explained in the table above. We use a market approach to value our Level 2 investments. The disclosed fair value related to our investments is based primarily on the reported fair values in our period-end brokerage statements, which are based on market prices from a variety of industry standard data providers and generally represent quoted prices for similar assets in active markets or have been derived from observable market data. We independently validate these fair values using available market quotes and other information. During the three and six month periods ended June 30, 2013 and 2012, there were no transfers between Level 1 and Level 2 of the fair value hierarchy.

Additionally, as of June 30, 2013, based on a discounted cash flow analysis using Level 3 inputs including financial discount rates, we believe the $125.0 million carrying amount of our 12% Senior Secured Notes due July 2017 is consistent with its fair value.

Note 3 — Inventory

Inventory consists of the following (in thousands):

	June 30, 2013	December 31, 2012
Raw materials	$7,013	$7,489
Work-in-process	11,367	6,661
Finished goods	2,099	4,119

Total	$20,479	$18,269

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

Note 4 — Liability Related to Sale of Future Royalties

On February 24, 2012, we entered into a Purchase and Sale Agreement (the Purchase and Sale Agreement) with RPI Finance Trust (RPI), an affiliate of Royalty Pharma, pursuant to which we sold, and RPI purchased, our right to receive royalty payments (the Royalty Entitlement) arising from the worldwide net sales, from and after January 1, 2012, of (a) CIMZIA®, under Nektar’s license, manufacturing and supply agreement with UCB Pharma (UCB), and (b) MIRCERA®, under Nektar’s license, manufacturing and supply agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (together referred to as Roche). We received aggregate cash proceeds for the Royalty Entitlement of $124.0 million. As part of this sale, we incurred approximately $4.4 million in transaction costs, which will be amortized to interest expense over the estimated life of the Purchase and Sale Agreement. Although we sold all of our rights to receive royalties from the CIMZIA® and MIRCERA® products, as a result of our ongoing manufacturing and supply obligations related to the generation of these royalties, we will continue to account for these royalties as revenue. We recorded the $124.0 million in proceeds from this transaction as a liability (Royalty Obligation) that will be amortized using the interest method over the estimated life of the Purchase and Sale Agreement as royalties from the CIMZIA® and MIRCERA® products are remitted directly to RPI. During the six months ended June 30, 2013 and 2012, we recognized $8.2 million and $6.2 million, in aggregate royalties from net sales of CIMZIA® and MIRCERA®, respectively, of which the $2.7 million recognized in the three months ended March 31, 2012 was retained by us as this amount resulted from royalties on product sales in the fourth quarter of 2011.

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

Pursuant to the Purchase and Sale Agreement, we were required to pay RPI $3.0 million if worldwide net sales of MIRCERA® for the 12 month period ending on December 31, 2012 did not reach a required threshold. The minimum 2012 MIRCERA® net sales threshold was not met and, therefore, we made the $3.0 million payment to RPI described above in the three months ended March 31, 2013. Furthermore, we are required to make an additional payment of up to $7.0 million if the specified worldwide net sales threshold of MIRCERA® for the 12 month period ending on December 31, 2013 is not achieved.

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

Note 5 — Commitments and Contingencies

Legal Matters

From time to time, we are involved in lawsuits, arbitrations, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. We make provisions for liabilities when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Such provisions are reviewed at least quarterly and adjusted to reflect the impact of settlement negotiations, judicial and administrative rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. If any unfavorable ruling were to occur in any specific period, it could have a material adverse impact on the results of our operations of that period and on our cash flows and liquidity.

On November 18, 2009, the Research Foundation of the State University of New York (SUNY) filed an action against Nektar in the United States District Court for the Northern District of New York. SUNY seeks to recover amounts it alleges it is owed pursuant to a technology licensing contract between Nektar and SUNY. On May 15, 2013, the court granted Nektar’s motion for summary judgment regarding SUNY’s claim for specific performance, granted SUNY summary judgment regarding one of the milestone payments at issue, and otherwise denied Nektar’s motion for summary judgment and SUNY’s motion for partial summary judgment. As a result of the granting of SUNY’s summary judgment regarding one of the milestone payments at issue, in the three months ended June 30, 2013, we accrued a contingent liability of $3.0 million (inclusive of interest). The court’s decision is not a final judgment and we continue to dispute SUNY’s claims, which we believe are without merit. We expect that a trial will be scheduled in the first half of 2014. Other than the $3.0 million liability at June 30, 2013 noted above, no reasonable estimate of the possible loss or range of loss can be made at this time and no other liabilities have been recorded for this matter in our Condensed Consolidated Balance Sheets at either June 30, 2013 or December 31, 2012.

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

As part of the sale of our royalty interest in the CIMZIA® and MIRCERA® products, we and RPI made representations and warranties and entered into certain covenants and ancillary agreements which are supported by indemnity obligations. Additionally, as part of our pulmonary asset sale to Novartis in 2008, we and Novartis made representations and warranties and entered into certain covenants and ancillary agreements which are supported by an indemnity obligation. In the event it is determined that we breached certain of the representations and warranties or covenants and agreements made by us in any such agreements, we could incur substantial indemnification liabilities depending on the timing, nature, and amount of any such claims.

To date we have not incurred costs to defend lawsuits or settle claims related to these indemnification obligations. If any of our indemnification obligations is triggered, we may incur substantial liabilities. Because the aggregate amount of any potential indemnification obligation is not a stated amount, the overall maximum amount of any such obligations cannot be reasonably estimated. No liabilities have been recorded for these obligations in our Condensed Consolidated Balance Sheets at either June 30, 2013 or December 31, 2012.

Note 6 — License and Collaboration Agreements

We have entered into various license agreements and collaborative research, manufacturing, development and commercialization agreements with pharmaceutical and biotechnology companies. We refer to these types of agreements as collaboration agreements. Under these collaboration agreements, we are entitled to receive license fees, upfront payments, milestone payments, royalties, sales milestones, payment for the manufacture and supply of our proprietary PEGylation materials and/or reimbursement for research and development activities. All of our collaboration agreements are generally cancelable by our partners without significant financial penalty. Our costs of performing these services are generally included in research and development expense, except that costs for product sales to our collaboration partners are included in cost of goods sold.

In accordance with our collaboration agreements, we recognized license, collaboration and other revenue as follows (in thousands):

		Three months ended June 30,		Six months ended June 30,
Partner	Drug or Drug Candidate	2013	2012	2013	2012
Bayer Healthcare LLC	BAY41-6551 (Amikacin Inhale)	$13,111	$799	$13,825	$1,543
Roche	PEGASYS® and MIRCERA®	2,625	1,743	5,250	3,124
Amgen, Inc.	Neulasta®	1,250	1,250	2,535	2,500
Baxter Healthcare	Hemophilia	597	4,369	1,297	5,053
Affymax, Inc.	Omontys®	193	194	370	2,411
Other		1,583	1,876	2,558	3,427

License, collaboration, and other revenue		$19,359	$10,231	$25,835	$18,058

As of June 30, 2013, our collaboration agreements included potential future payments for development milestones totaling approximately $150.6 million, including the milestone amounts from our agreements with Bayer and Baxter described below. In addition, we are entitled to receive up to $270.0 million and $75.0 million of contingent payments related to the naloxegol (formerly known as NKTR-118) and naloxegol fixed-dose combination (NKTR-119) programs, respectively, based on development and regulatory events to be pursued and completed solely by AstraZeneca.

There have been no material changes to our collaboration agreements in the three or six months ended June 30, 2013, except as described below.

Bayer Healthcare LLC: BAY41-6551 (Amikacin Inhale)

In August 2007, we entered into a co-development, license and co-promotion agreement with Bayer Healthcare LLC (Bayer) to develop a specially-formulated inhaled Amikacin. We are responsible for development and manufacturing and supply of the nebulizer device included in the Amikacin product. In the years prior to 2013, we received an upfront payment of $40.0 million in 2007 and milestone payments of $20.0 million, of which $10.0 million was recorded as a liability to Bayer for the reimbursement of its costs of the Phase 3 clinical trial. This $10.0 million obligation was recorded in accrued clinical trial expense in our Condensed Consolidated Balance Sheet at December 31, 2012. It is payable by us upon payment by Bayer to us of a development milestone amount of $10.0 million triggered by the commencement by Bayer of the first Phase 3 clinical trial of BAY41-6551.

As a result of the start of the Phase 3 clinical trial by Bayer in the treatment of intubated and mechanically ventilated patients with Gram-negative pneumonia in April 2013, we achieved the $10.0 million development milestone, which was received and recognized as revenue in the three months ended June 30, 2013. The receipt of this milestone also triggered the payment of our $10.0 million obligation to Bayer, which was paid in June 2013. In addition, we are entitled to receive a total of up to $50.0 million for development milestones upon achievement of certain development objectives, as well as sales milestones upon achievement of annual sales targets and royalties based on annual worldwide net sales of Amikacin Inhale. As of June 30, 2013, we have deferred revenue of approximately $23.4 million related to this agreement, which we expect to recognize through December 2026, the estimated end of our obligations under this agreement.

Roche: PEGASYS® and MIRCERA®

In February 1997, we entered into a license, manufacturing and supply agreement with Roche, under which we granted Roche a worldwide, exclusive license to certain intellectual property related to our proprietary PEGylation materials used in the manufacture and commercialization of PEGASYS®. As of June 30, 2013, we have deferred revenue of approximately $12.8 million related to this agreement, which we expect to recognize through December 2015, the period through which we are required to provide back-up manufacturing and supply services related to PEGASYS®.

In February 2012, we entered into a toll-manufacturing agreement with Roche under which we will manufacture the proprietary PEGylation material used by Roche to produce MIRCERA®. Roche entered into the toll-manufacturing agreement with the objective of establishing us as a secondary back-up supply source on a non-exclusive basis. Under the terms of our toll-manufacturing agreement, Roche paid us an upfront payment of $5.0 million and an additional $22.0 million in performance-based milestone payments upon our achievement of certain manufacturing readiness, validation and production milestones, including the delivery of specified quantities of PEGylation materials, all of which were completed as of January 2013. Roche will also pay us additional consideration for any future orders of the PEGylation materials for MIRCERA® beyond the initial quantities manufactured through January 2013. Roche has the right to terminate the toll-manufacturing agreement due to an uncured material default by us. As of June 30, 2013, we have deferred revenue of approximately $18.8 million related to this agreement, which we expect to recognize through December 2016, the estimated end of our obligations under this agreement.

Amgen, Inc.: Neulasta®

In October 2010, we amended and restated an existing supply and license agreement by entering into a supply, dedicated suite and manufacturing guarantee agreement (the amended and restated agreement) and a license agreement with Amgen Inc. and Amgen Manufacturing, Limited. As of June 30, 2013, we have deferred revenue of approximately $36.7 million related to this agreement, which we expect to recognize through October 2020, the estimated end of our obligations under this agreement.

Baxter Healthcare: Hemophilia

In September 2005, we entered into an exclusive research, development, license and manufacturing and supply agreement with Baxter Healthcare SA and Baxter Healthcare Corporation (together referred to as Baxter) to develop products designed to improve therapies for Hemophilia A patients using our PEGylation technology. Under the terms of this agreement, we are entitled to up to $28.0 million of development milestones related to Hemophilia A upon achievement of certain development objectives, as well as sales milestones upon achievement of annual sales targets and royalties based on annual worldwide net sales of products resulting from this agreement. This Hemophilia A program includes BAX 855, which is currently in a Phase 3 clinical study initiated in February 2013. As of June 30, 2013, we do not have significant deferred revenue related to this agreement.

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

On February 23, 2013, Affymax and Takeda Pharmaceutical Company Limited (Takeda) announced a voluntary recall of all lots of OMONTYS® drug product as a result of new post-marketing reports regarding serious hypersensitivity reactions, including anaphylaxis, which can be life-threatening or fatal. Effective as of April 1, 2013, Affymax announced that it had amended its collaboration agreement with Takeda to transfer regulatory, manufacturing, and development responsibilities for OMONTYS® to Takeda. In July 2013, Affymax terminated the license, manufacturing and supply agreement with Nektar.

We have received milestone and related payments under our agreement with Affymax and, as of June 30, 2013, we have deferred revenue of approximately $6.8 million. During the third quarter of 2013, we will evaluate the impact of the termination of our agreement with Affymax on the remaining deferred revenue balance.

AstraZeneca AB: naloxegol (NKTR-118) and naloxegol fixed-dose combination program (NKTR-119)

In September 2009, we entered into a license agreement with AstraZeneca AB (AstraZeneca), as amended by AstraZeneca and us in August 2013, under which we granted AstraZeneca a worldwide, exclusive, perpetual, royalty-bearing, and sublicensable license under our patents and other intellectual property to develop, market, and sell naloxegol (NKTR-118) and naloxegol fixed-dose combination program (NKTR-119). AstraZeneca is responsible for all costs associated with research, development and commercialization and is responsible for all drug development and commercialization decisions for naloxegol and the naloxegol fixed-dose combination program. We are entitled to receive up to $270.0 million and $75.0 million of contingent payments related to naloxegol and the naloxegol fixed-dose combination program, respectively, based on development events to be pursued and completed solely by AstraZeneca.

On August 8, 2013, AstraZeneca agreed to submit naloxegol regulatory approval applications with the FDA and with the European Medicines Agency (EMA) in each case in September 2013. If the NDA submitted by AstraZeneca is accepted for review by the FDA, we will be entitled to a $70.0 million milestone payment. If the FDA does not require a future clinical trial or other significant studies to assess the cardiovascular safety (“CV Safety Study”) of naloxegol prior to an approval decision, AstraZeneca is obligated to pay us an additional $35.0 million. If the FDA does require a CV Safety Study, AstraZeneca may terminate the license agreement with us in its entirety or only with respect to its rights in the United States. If AstraZeneca elects to terminate the license agreement in its entirety due to a CV Safety Study, we will be required to repay them the $70.0 million we received plus accrued interest at 4.5% compounded annually in four installments in accordance with the following payment schedule: $10.0 million plus accrued interest on January 15, 2015, $10.0 million plus accrued interest on January 15, 2016, $20.0 million plus accrued interest on January 15, 2017 and $30.0 million plus accrued interest on January 15, 2018. If AstraZeneca elects to terminate the license agreement only with respect to its rights in the U.S., then such repayment amount would be funded through a 50% reduction of non-U.S. royalty amounts otherwise payable to us until the aggregate amount of such royalty reduction equals the total principal amount of $70.0 million plus accumulated interest at 4.5% compounded annually. If the FDA requires a post-approval cardiovascular safety study as a condition to approval of the naloxegol NDA, then the royalty rate payable to us from net sales of naloxegol in the U.S. by AstraZeneca would be reduced by two percentage points until the aggregate accumulated amount of such royalty payment reduction is equal to a maximum of $35.0 million. If the naloxegol regulatory approval application is accepted for review by the EMA, we will be entitled to a $25.0 million milestone payment. We will be entitled to the remaining $140.0 million of these milestone payments if naloxegol is approved by the FDA and EMA and commercial launch is achieved in the U.S. and one major country in the European Union. In addition, we are also entitled to sales milestone payments and royalties based on annual worldwide net sales of naloxegol and naloxegol fixed-dose combination products. We did not earn significant revenues from this agreement during the three and six months ended June 30, 2013 or 2012.

Other

In addition, we have a number of collaboration agreements with other partners under which we are entitled to up to a total of $72.6 million of development milestones upon achievement of certain development objectives, as well as sales milestones upon achievement of annual sales targets and royalties based on net sales of commercialized products, if any. However, given the current phase of development of the potential products under these collaboration agreements, we cannot estimate the probability or timing of achieving these milestones.

Note 7 — Stock-Based Compensation

Total stock-based compensation expense was recognized in our Condensed Consolidated Statements of Operations as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Cost of goods sold	$324	$360	$647	$768
Research and development expense	1,977	1,703	3,852	3,626
General and administrative expense	2,055	1,738	4,102	3,641

Total stock-based compensation	$4,356	$3,801	$8,601	$8,035

During the three months ended June 30, 2013 and 2012, we granted 162,080 and 249,330 stock options, respectively. The weighted average grant-date fair value of options granted during the three months ended June 30, 2013 and 2012 was $5.23 per share and $4.12 per share, respectively.

During the six months ended June 30, 2013 and 2012, we granted 2,989,310 and 2,982,720 stock options, respectively. The weighted average grant-date fair value of options granted during the six months ended June 30, 2013 and 2012 was $4.63 per share and $3.79 per share, respectively.

As a result of stock issuances under our equity compensation plans, during the three months ended June 30, 2013 and 2012, we issued 222,012 and 189,588 common shares, respectively, and during the six months ended June 30, 2013 and 2012, we issued 424,214 and 294,936 common shares, respectively.

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

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Convertible subordinated notes	—	9,989	—	9,989
Stock options	13,268	14,127	12,975	13,581

Total	13,268	24,116	12,975	23,570

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our most advanced proprietary product candidate, naloxegol (formerly known as NKTR-118), is an oral peripheral opioid antagonist which has completed Phase 3 clinical studies for the treatment of opioid-induced constipation (OIC) in patients with non-cancer pain. We are a party to an exclusive worldwide license agreement with AstraZeneca AB (AstraZeneca) for the global development and commercialization of naloxegol and naloxegol fixed-dose combination products (formerly known as NKTR-119). The core Phase 3 clinical development program for naloxegol, which AstraZeneca calls the KODIAC program, is comprised of four clinical trials which are designed to investigate the safety and efficacy of naloxegol for the treatment of OIC in patients with non-cancer related pain. The outcome and timing of the naloxegol regulatory review events will have a substantial impact on our financial condition as we are entitled to up to $130.0 million in regulatory milestones and $140.0 million in commercial launch milestones. The naloxegol fixed-dose combination program is an early stage research and development program that is designed to combine various opioids with naloxegol. AstraZeneca is responsible for all clinical, regulatory and commercialization costs for both the naloxegol drug candidate and all drug candidates within the naloxegol fixed-dose combination program.

On November 12, 2012, AstraZeneca announced positive top-line results for naloxegol from two Phase 3 efficacy and safety clinical trials and from a safety extension trial (KODIAC-04, -05, and -07). On February 26, 2013, AstraZeneca announced positive top-line results from the long-term safety study (KODIAC-08) of naloxegol in patients with OIC. On August 8, 2013, AstraZeneca agreed to submit naloxegol regulatory approval applications with the FDA and the EMA in September 2013. If the naloxegol NDA is accepted for review by the FDA, we will be entitled to a $70.0 million milestone payment. If the FDA does not require a future clinical trial or other significant studies to assess the cardiovascular safety (“CV Safety Study”) of naloxegol prior to an approval decision, AstraZeneca is obligated to pay us an additional $35.0 million. If the FDA does require a CV Safety Study, AstraZeneca may terminate the license agreement with us in its entirety or only with respect to its rights in the United States. If AstraZeneca elects to terminate the license agreement in its entirety due to a CV Safety Study, we will be required to repay them the $70.0 million we received plus accrued interest at 4.5% compounded annually in four installments in accordance with the following payment schedule: $10.0 million plus accrued interest on January 15, 2015, $10.0 million plus accrued interest on January 15, 2016, $20.0 million plus accrued interest on January 15, 2017 and $30.0 million plus accrued interest on January 15, 2018. If AstraZeneca elects to terminate the license agreement only with respect to its rights in the U.S., then such repayment amount would be funded through a 50% reduction of non-U.S. royalty amounts otherwise payable to us until the aggregate amount of such royalty reduction equals the total principal amount of $70.0 million plus accumulated interest at 4.5% compounded annually. If the FDA requires a post-approval cardiovascular safety study as a condition to approval of the naloxegol NDA, then the royalty rate payable to us from net sales of naloxegol in the U.S. by AstraZeneca would be reduced by two percentage points until the aggregate accumulated amount of such royalty payment reduction is equal to a maximum of $35.0 million. If the naloxegol regulatory approval application is accepted for review by the EMA, we will be entitled to a $25.0 million milestone payment. We will be entitled to the remaining $140.0 million of these milestone payments if naloxegol is approved by the FDA and EMA and commercial launch is achieved in the U.S. and one major country in the European Union. In addition, we are also entitled to sales milestone payments and royalties based on annual worldwide net sales of naloxegol and naloxegol fixed-dose combination products. As a result, the filing of the naloxegol regulatory approval applications with the FDA and EMA by AstraZeneca and the subsequent acceptance of these applications by those health authorities is critical to our financial position in 2013 as well as our future business prospects as a result of the significant economic stake that we have in success of the potential commercialization of naloxegol.

Our second most advanced proprietary drug candidate, etirinotecan pegol (formerly known as NKTR-102), is a next-generation topoisomerase I inhibitor. Etirinotecan pegol is currently being evaluated as a single-agent therapy in a Phase 3 open-label, randomized, multicenter clinical study in patients with metastatic breast cancer. This Phase 3 clinical study, which we call the BEACON study (BrEAst Cancer Outcomes with NKTR-102), is scheduled to enroll approximately 840 patients with metastatic breast cancer that have previously received treatment with an anthracycline, a taxane, and capecitabine. We completed enrollment in the BEACON study in late July 2013. The BEACON study will require a substantial investment over the next two years. We have completed an expanded Phase 2 clinical study for etirinotecan pegol in patients with platinum-resistant ovarian cancer. We are currently in the process of finalizing the data in furtherance of planned meetings with health authorities in 2013 which will guide our future development and regulatory strategy for etirinotecan pegol in ovarian cancer. In addition, a Phase 2 clinical study for etirinotecan pegol in patients with metastatic colorectal cancer is still open for enrollment.

We have a significant collaboration with Bayer Healthcare LLC (Bayer) to develop BAY41-6551 (Amikacin Inhale, formerly known as NKTR-061), which is an inhaled solution of amikacin, an aminoglycoside antibiotic. Bayer has initiated a Phase 3 clinical development of BAY41-6551 with the first patient enrolled in April 2013. We originally developed the liquid aerosol inhalation platform and Amikacin Inhale and entered into a collaboration agreement with Bayer in August 2007 to further advance the drug candidate’s development and potential commercialization. In 2011, Bayer achieved agreement with the FDA on the design of the planned Phase 3 clinical studies of BAY41-6551 under the Special Protocol Assessment process that is intended to support the submission of a NDA if the ongoing Phase 3 clinical study is successful.

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

While the late stage clinical development programs described above are key elements of the future success of our company, we believe it is critically important that we continue to make substantial investments in our earlier-stage drug candidate pipeline. We are completing a Phase 2 clinical study for NKTR-181 and recently completed a human abuse liability study for NKTR-181. We are also beginning preparations for a potential Phase 3 clinical study program for NKTR-181. In addition, we plan to initiate a second Phase 1 study for NKTR-192 in the third quarter of 2013. Further, we have several drug candidates in research that we are preparing to advance into the clinic in future years. While we believe that our substantial investment in research and development has the potential to create significant value if one or more of our drug candidates demonstrate positive clinical results and receive regulatory approval in one or more major markets, drug research and development is an inherently uncertain process and there is a high risk of failure at every stage prior to approval and the timing and outcome of clinical trial results are extremely difficult to predict. Clinical development successes and failures can have a disproportionate positive or negative impact on our scientific and medical prospects, financial prospects, financial condition, and market value.

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

Key Developments and Trends in Liquidity and Capital Resources

At June 30, 2013, we had approximately $226.9 million in cash and investments in marketable securities, of which $25.0 million was restricted in relation to our 12.0% senior secured notes, and $147.7 million in indebtedness. The indebtedness includes $125.0 million in aggregate principal amount of 12.0% senior secured notes due July 15, 2017, but excludes our long-term liability relating to the sale of future royalties under the Purchase and Sale Agreement with RPI Finance Trust. As is further described in Note 4 to our Condensed Consolidated Financial Statements, this royalty obligation liability will not be settled in cash, but we may be required to make a payment of up to $7.0 million in 2014 if a specified worldwide net sales threshold of MIRCERA® in 2013 is not met.

As of June 30, 2013, we had at least twelve months of working capital to fund our current business plans. We expect the clinical development of our proprietary drug candidates including etirinotecan pegol, Amikacin Inhale, NKTR-181, and NKTR-192 will require significant investment in order to continue to advance in clinical development with the objective of entering into a collaboration partnership or obtaining regulatory approval. However, we have no credit facility or any other sources of committed capital. In addition, while in the past we have received a number of significant payments from license and collaboration agreements and other significant transactions, we do not currently anticipate completing new transactions with substantial upfront payments in the near term. Our current business plan is also subject to significant uncertainties and risks as a result of, among other factors, expenses being higher than anticipated, unplanned expenses, cash receipts being lower than anticipated, and the need to satisfy contingent liabilities including litigation matters and indemnification obligations.

The availability and terms of various financing alternatives substantially depend on the success or failure of our drug development programs including naloxegol, etirinotecan pegol, BAX 855, Amikacin Inhale, NKTR-181, and NKTR-192. The availability and terms of financing alternatives and any future significant payments from existing or new collaborations all depend on the positive outcome of ongoing or planned clinical studies, whether we or our partners are successful in obtaining health authority approvals in major markets, and if approved, the commercial success of these drugs. In particular, we are entitled to up to $270.0 million of regulatory and commercial launch milestones under our naloxegol license agreement with AstraZeneca, $95.0 million of which is related to AstraZeneca submitting regulatory approval applications for naloxegol with the FDA and with the EMA and these applications being accepted for review by those health authorities. On August 8, 2013, AstraZeneca agreed to submit naloxegol regulatory approval applications with the FDA and the EMA in September 2013, however we are only entitled to the $95.0 million milestone payments upon acceptance of the regulatory approval applications for review by those health authorities ($70.0 million based on the FDA acceptance and $25.0 million based on the EMA acceptance).

In the event we do not enter into any new collaboration agreements with significant upfront payments or do not receive the naloxegol regulatory milestone payments in 2013, we would likely be required to pursue financing alternatives. In the event we determine to pursue financing alternatives, our objective would be to first explore financing alternatives that are not dilutive to the ownership of our common stock security holders. However, if non-dilutive financing alternatives are not available to us on commercially reasonable terms or at all, we could be required to pursue dilutive equity-based financing alternatives such as an offering of convertible debt or common stock. If we do not receive substantial milestone payments from our existing collaboration agreements, execute new high value collaborations or other arrangements, or are unable to raise additional capital in one or more financing transactions, we would be unable to continue our current level of investment in research and development.

Results of Operations

Three and Six Months Ended June 30, 2013 and 2012

Revenue (in thousands, except percentages)

	Three months ended June 30, 2013	Three months ended June 30, 2012	Increase / (Decrease) 2013 vs. 2012	Percentage Increase / (Decrease) 2013 vs. 2012
Product sales	$10,324	$9,694	$630	7%
Royalty revenues	351	290	61	21%
Non-cash royalty revenue related to sale of future royalties	3,828	3,469	359	10%
License, collaboration and other revenue	19,359	10,231	9,128	89%

Total revenue	$33,862	$23,684	$10,178	43%

	Six months ended June 30, 2013	Six months ended June 30, 2012	Increase / (Decrease) 2013 vs. 2012	Percentage Increase / (Decrease) 2013 vs. 2012
Product sales	$22,134	$16,639	$5,495	33%
Royalty revenues	676	3,467	(2,791)	(81)%
Non-cash royalty revenue related to sale of future royalties	8,221	3,469	4,752	>100%
License, collaboration and other revenue	25,835	18,058	7,777	43%

Total revenue	$56,866	$41,633	$15,233	37%

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

Product sales increased for the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012 primarily as a result of the timing of product demand from a number of our collaboration partners. Overall, we expect product sales in the full year of 2013 to be slightly higher than in 2012, however, we expect product sales to decrease during the remaining six month period of 2013 as compared to the six months ended June 30, 2013.

Royalty revenues and non-cash royalty revenue related to sale of future royalties

We receive royalty revenue from certain of our collaboration partners based on their net sales of commercial products. Royalty revenues received in cash increased slightly during the three months ended June 30, 2013 compared to the three months ended June 30, 2012. Royalty revenues received in cash decreased during the six months ended June 30, 2013 compared to the six months ended June 30, 2012 primarily as a result of the sale of our rights to receive the royalties from UCB’s CIMZIA® and Roche’s MIRCERA® product sales as is further described below. Royalties from CIMZIA® and MIRCERA® recognized after the royalty sale transaction took effect are presented on a separate revenue line item entitled “Non-cash royalty revenue related to sale of future royalties.” We expect royalty revenues received in cash during the full year of 2013 to decrease as compared to 2012.

In February 2012, we sold all of our rights to receive future royalty payments on CIMZIA® and MIRCERA®. As described in Note 4 to our Condensed Consolidated Financial Statements, this royalty sale transaction has been recorded as a liability that amortizes over the estimated royalty payment period. As a result of this liability accounting, even though the royalties from UCB and Roche are remitted directly to the purchaser of these royalty interests, we will continue to record revenue for these royalties on a separate revenue line item entitled “Non-cash royalty revenue related to sale of future royalties.” During the three months ended June 30, 2013 and 2012, we recognized $3.8 million and $3.5 million, respectively, in aggregate royalties from net sales of CIMZIA® and MIRCERA®. During the six months ended June 30, 2013 and 2012, we recognized $8.2 million and $6.2 million in aggregate royalties from net sales of CIMZIA® and MIRCERA®, of which the $2.7 million recognized in the three months ended March 31, 2012 was retained by us as these amounts resulted from product sales in the fourth quarter of 2011. We expect non-cash royalties from net sales of CIMZIA® and MIRCERA® in the full year of 2013 to be higher than in 2012.

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

License, collaboration and other revenue increased for the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012 primarily as a result of the recognition of a $10.0 million milestone achieved upon the start of the Amikacin Inhale Phase 3 clinical trial by Bayer in April 2013.

We expect license, collaboration and other revenue in the full year of 2013 to increase as compared to 2012 primarily as a result of the recognition of milestones under existing collaboration agreements. In particular, if naloxegol regulatory approval applications are accepted for review by the FDA and EMA, we are entitled to receive payments of $70.0 million and $25.0 million, respectively. If these filings are accepted in 2013, we expect to recognize the entire $25.0 million payment related to the EMA acceptance as revenue in 2013, however, as a result of the risk sharing arrangement with AstraZeneca related to the FDA filing, we do not expect to recognize the $70.0 million payment as revenue in 2013.

Cost of Goods Sold and Product Gross Margin (in thousands, except percentages)

	Three months ended June 30, 2013	Three months ended June 30, 2012	Increase / (Decrease) 2013 vs. 2012	Percentage Increase / (Decrease) 2013 vs. 2012
Cost of goods sold	$5,011	$7,203	$(2,192)	(30)%
Product gross profit	$5,313	$2,491	$2,822	>100%
Product gross margin	51%	26%
	Six months ended June 30, 2013	Six months ended June 30, 2012	Increase / (Decrease) 2013 vs. 2012	Percentage Increase / (Decrease) 2013 vs. 2012
Cost of goods sold	$16,672	$15,910	$762	5%
Product gross profit	$5,462	$729	$4,733	>100%
Product gross margin	25%	4%

Cost of goods sold decreased during the three months ended June 30, 2013 compared to the three months ended June 30, 2012 primarily due to the timing and mix of customer orders which resulted in greater sales of higher margin products in the three months ended June 30, 2013. In addition, overhead costs per unit in 2013 are lower than in 2012 as a result of increased forecasted manufacturing activities in 2013. Cost of goods sold increased during the six months ended June 30, 2013 compared to the six months ended June 30, 2012 primarily due to a $5.5 million increase in product sales in the six months ended June 30, 2013 compared to the six months ended June 30, 2012, partially offset by the decreased cost per unit sold as noted above.

The increase in product gross profit and product gross margin during the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012 is primarily due to the different mix of products sold as well as the decreased overhead costs per unit in 2013 resulting from increased manufacturing activity.

We expect product gross margin to continue to fluctuate in future periods depending on the level and mix of manufacturing orders due to the fixed cost base for our manufacturing activities. During the remaining six month period of 2013, based on our current forecast of decreases in product sales activities, we expect product gross profit and product gross margin to decrease as compared to the six months ended June 30, 2013. We expect product gross profit and product gross margin for the full year of 2013 to be modestly positive.

Research and Development Expense (in thousands, except percentages)

	Three months ended June 30, 2013	Three months ended June 30, 2012	Increase / (Decrease) 2013 vs. 2012	Percentage Increase / (Decrease) 2013 vs. 2012
Research and development expense	$52,230	$33,201	$19,029	57%

	Six months ended June 30, 2013	Six months ended June 30, 2012	Increase / (Decrease) 2013 vs. 2012	Percentage Increase / (Decrease) 2013 vs. 2012
Research and development expense	$97,848	$68,286	$29,562	43%

Research and development expense consists primarily of personnel costs (including salaries, benefits, and stock-based compensation), clinical study costs, direct costs of outside research, materials, supplies, licenses and fees. Research and development expense also includes overhead allocations of support and facilities related costs.

Research and development expense increased during the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012 primarily due to our ongoing etirinotecan pegol Phase 3 BEACON study as well as the ongoing NKTR-181 Phase 2 clinical study.

Research and development expense is not expected to be ratable over the four quarters of the year. We expect research and development expense to increase throughout the remaining six month period of 2013 compared to the six months ended June 30, 2013 as we continue to advance our pipeline of drug candidates. Overall, we expect research and development expense in the full year of 2013 to significantly exceed 2012.

Other than as described in the Overview section above, there have been no material changes to the status of clinical programs in the six months ended June 30, 2013 from the activities discussed in our Annual Report on Form 10-K for the year ended December 31, 2012 on file with the Securities and Exchange Commission.

General and Administrative Expense (in thousands, except percentages)

	Three months ended June 30, 2013	Three months ended June 30, 2012	Increase / (Decrease) 2013 vs. 2012	Percentage Increase / (Decrease) 2013 vs. 2012
General and administrative expense	$9,226	$10,268	$(1,042)	(10)%

	Six months ended June 30, 2013	Six months ended June 30, 2012	Increase / (Decrease) 2013 vs. 2012	Percentage Increase / (Decrease) 2013 vs. 2012
General and administrative expense	$20,057	$20,682	$(625)	(3)%

General and administrative expense includes the cost of administrative staffing, business development, marketing, finance and legal activities. General and administrative expense during the three and six months ended June 30, 2013 decreased modestly compared to the three and six months ended June 30, 2012. We expect general and administrative expenses during the full year of 2013 to increase modestly compared to 2012.

Interest Expense (in thousands, except percentages)

	Three months ended June 30, 2013	Three months ended June 30, 2012	Increase / (Decrease) 2013 vs. 2012	Percentage Increase / (Decrease) 2013 vs. 2012
Interest expense	$4,656	$2,562	$2,094	82%
Non-cash interest expense on liability related to sale of future royalties	$5,485	$5,369	$116	2%

	Six months ended June 30, 2013	Six months ended June 30, 2012	Increase / (Decrease) 2013 vs. 2012	Percentage Increase / (Decrease) 2013 vs. 2012
Interest expense	$9,301	$5,109	$4,192	82%
Non-cash interest expense on liability related to sale of future royalties	$11,028	$7,155	$3,873	54%

Interest expense increased for the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012 primarily due to the interest expense recorded on the senior secured notes we issued in 2012. On July 11, 2012, we issued $125.0 million of 12% senior secured notes due July 15, 2017. We retired $215.0 million in principal amount of 3.25% convertible subordinated notes in the third quarter of 2012. As a result of the issuance of the senior secured notes in July 2012, we expect interest expense to increase during the full year of 2013 as compared to 2012.

The increase in non-cash interest expense on the liability related to sale of future royalties for the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012 is attributable to the royalty sale transaction in February 2012. In the royalty sale transaction we sold all of our rights to receive future royalty payments on CIMZIA® and MIRCERA® in exchange for a cash payment of $124.0 million. As described in Note 4 to our Condensed Consolidated Financial Statements, this royalty sale transaction has been recorded as a liability that amortizes over the estimated royalty payment period as CIMZIA® and MIRCERA® royalties are remitted directly to the purchaser. We impute interest on the transaction and record interest expense at the effective interest rate, which we currently estimate to be approximately 17%. There are a number of factors that could materially affect the estimated interest rate and we will assess this estimate on a periodic basis. As a result, future interest rates could differ significantly and any such change in interest rate will be adjusted prospectively. Unless we adjust our estimated interest rate, we expect non-cash interest expense on the liability related to sale of future royalties to increase during the full year of 2013 as compared to 2012.

Liquidity and Capital Resources

We have financed our operations primarily through revenue from product sales, royalties and research and development contracts, as well as public and private placements of debt and equity. At June 30, 2013, we had approximately $226.9 million in cash and investments in marketable securities, of which $25.0 million was restricted in relation to our 12.0% senior secured notes, and

$147.7 million in indebtedness. The indebtedness includes $125.0 million in aggregate principal amount of 12.0% senior secured notes due July 15, 2017, but excludes our long-term liability relating to the sale of future royalties. As is further described in Note 4 to our Condensed Consolidated Financial Statements, this royalty obligation liability will not be settled in cash, but we may be required to make a payment of up to $7.0 million in 2014 if a specified worldwide net sales threshold of MIRCERA® in 2013 is not met.

As of June 30, 2013, we had at least twelve months of working capital to fund our current business plans. We expect the clinical development of our proprietary drug candidates including etirinotecan pegol (NKTR-102), Amikacin Inhale, NKTR-181, and NKTR-192 will require significant investment in order to continue to advance in clinical development with the objective of entering into a collaboration partnership or obtaining regulatory approval. However, we have no credit facility or any other sources of committed capital. In addition, while in the past we have received a number of significant payments from license and collaboration agreements and other significant transactions, we do not currently anticipate completing new transactions with substantial upfront payments in the near-term. Our current business plan is also subject to significant uncertainties and risks as a result of, among other factors, expenses being higher than anticipated, unplanned expenses, cash receipts being lower than anticipated, and the need to satisfy contingent liabilities including litigation matters and indemnification obligations.

The availability and terms of various financing alternatives substantially depend on the success or failure of our drug development programs including naloxegol, etirinotecan pegol, BAX 855, Amikacin Inhale, NKTR-181, and NKTR-192. The availability and terms of financing alternatives and any future significant payments from existing or new collaborations all depend on the positive outcome of ongoing or planned clinical studies, whether we or our partners are successful in obtaining health authority approvals in major markets, and if approved, the commercial success of these drugs. In the event we do not enter into any new collaboration partnerships with significant upfront payments or do not receive the $95.0 million in naloxegol regulatory milestone payments in 2013 as discussed above, we would likely be required to pursue financing alternatives. In the event we determine to pursue financing alternatives, our objective would be to first explore financing alternatives that are not dilutive to the ownership of our common stock security holders. However, if non-dilutive financing alternatives are not available to us on commercially reasonable terms or at all, we could be required to pursue dilutive equity-based financing alternatives such as an offering of convertible debt or common stock. If we do not receive substantial milestone payments from our existing collaboration agreements, execute new high value collaborations or other arrangements, or are unable to raise additional capital in one or more financing transactions, we would be unable to continue our current level of investment in research and development.

Due to the potential for continued uncertainty in the credit markets in 2013 and thereafter, we may experience reduced liquidity with respect to some of our investments in marketable securities. These investments are generally held to maturity, which, in accordance with our investment policy, is less than two years. However, if the need arises to liquidate such securities before maturity, we may experience losses on liquidation. At June 30, 2013, the average time to maturity of the investments held in our portfolio was approximately four months and the maturity of any single investment did not exceed one year. To date we have not experienced any liquidity issues with respect to these securities, but if such issues arise, we may be required to hold some, or all, of these securities until maturity. We believe that, even allowing for potential liquidity issues with respect to these securities, our remaining cash and investments in marketable securities will be sufficient to meet our anticipated cash needs for at least the next twelve months.

Cash flows from operating activities

Cash flows used in operating activities for the six months ended June 30, 2013 totaled $72.4 million, which includes $83.5 million of net operating cash uses as well as $7.7 million for interest payments on our senior secured notes, partially offset by the receipt of $18.8 million for milestones from collaboration agreements. Because of the nature and timing of certain cash receipts and payments, net cash utilization is not expected to be ratable over the four quarters of the year. We expect cash flows used in operating activities, excluding upfront and milestone payments received, if any, will increase throughout the remaining six month period of 2013 as compared to the same period in 2012 as a result of increased spending on our proprietary research and development programs, in particular, our BEACON study.

Cash flows used in operating activities for the six months ended June 30, 2012 totaled $55.2 million, which includes $3.5 million for a semi-annual interest payment on our convertible subordinated notes, and $64.2 million of other net operating cash uses, partially offset by the receipt of $12.5 million for milestones from collaboration agreements.

Cash flows from investing activities

We paid $0.8 million and $3.2 million to purchase property and equipment in the six months ended June 30, 2013 and 2012, respectively.

Cash flows from financing activities

On February 24, 2012, we sold all of our rights to receive future royalty payments on CIMZIA® and MIRCERA® in exchange for a cash payment of $124.0 million. As part of this sale, we incurred approximately $4.4 million in transaction costs. During the six months ended June 30, 2013, we made a $3.0 million payment to the purchaser of these royalties because the minimum 2012 MIRCERA® net sales threshold was not met.

We received $2.6 million and $1.3 million from issuances of common stock to employees under our equity compensation plans during the six months ended June 30, 2013 and 2012, respectively.

Contractual Obligations

There were no material changes during the six months ended June 30, 2013 to the summary of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2012 on file with the Securities and Exchange Commission.

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

Our market risks at June 30, 2013 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2012 on file with the Securities and Exchange Commission.

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

Changes in Internal Control Over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. However, there was no change in our internal control over financial reporting that occurred in the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The FDA is exploring whether there is any evidence of potential elevated cardiovascular risk possibly related to mu-opioid antagonists and naloxegol is a mu-opioid antagonist. AstraZeneca completed a 52-week, long-term controlled safety trial of naloxegol as part of the Phase 3 naloxegol development program. The FDA has not yet reviewed the data package for naloxegol. The FDA’s general safety concern is based on data from other mu-opioid antagonist programs that may indicate increased cardiovascular risk associated with opioid withdrawal or the antagonism of the delta subtype of the opioid receptor for which the FDA has not yet made a causal connection between these mechanisms and elevated cardiovascular risk. In interactions with the FDA, the FDA staff has indicated that a final determination as to whether a pre-approval cardiovascular study will be required for naloxegol will be a post-submission NDA review decision. However, the FDA staff has also indicated that, prior to reviewing the naloxegol NDA, its current position is that a pre-approval cardiovascular study will be required. Subsequently, on June 11, 2013, Salix Pharmaceuticals, Ltd. and Progenics Pharmaceuticals, Inc. announced that the FDA was convening and seeking input from an Advisory Committee for Salix’s Supplemental New Drug Application (sNDA) for RELISTOR® (methylnaltrexone bromide) Subcutaneous Injection, for opioid-induced constipation (OIC) in patients with chronic pain. In addition to addressing specific matters regarding Salix’s sNDA, the FDA also indicated that one of the purposes of convening the Advisory Committee is that the “FDA needs to provide consistent advice regarding the need for Major Adverse Cardiovascular Event (MACE) studies to applicants developing drug products in this class for this indication. For this reason, a broader discussion of the potential for cardiovascular events across the drug class is necessary.” Because naloxegol is also a mu-opioid antagonist, the outcome of the review by this Advisory Committee could have an important impact on the naloxegol program. We do not currently know when the Advisory Committee meeting will be scheduled. A cardiovascular study for naloxegol, if it were ultimately required by the FDA, may or may not be clinically or financially feasible. The FDA has significant discretion over regulatory approval requirements and those requirements are very uncertain and difficult to predict.

We amended our license agreement with AstraZeneca to enter into a risk sharing arrangement in the event that pre-approval or post-approval cardiovascular safety studies are required by the FDA for naloxegol. The amendment provides that if the FDA requires a cardiovascular safety study as a condition to approval of naloxegol and, as a result, AstraZeneca terminates its agreement with us in its entirety, we would be required to repay AstraZeneca the $70.0 million that we would receive upon the FDA’s acceptance for review of the naloxegol NDA plus accrued interest at 4.5% compounded annually. If AstraZeneca elects to terminate the agreement only with respect to its license agreement rights in the U.S. due to a pre-approval cardiovascular safety study, then such amount would be paid through a 50% reduction of non-U.S. royalty amounts otherwise payable to us until the aggregate amount of such royalty reduction equals the total principal amount of $70.0 million plus accumulated interest at 4.5% compounded annually. On the other hand, if the FDA determines a pre-approval cardiovascular safety study of naloxegol is not required, AstraZeneca is obligated to pay us an additional $35.0 million milestone payment. However, if the FDA requires a post-approval cardiovascular safety study as a condition to regulatory approval, then the royalty rate payable to us from net sales of naloxegol in the U.S. by AstraZeneca would be reduced by two percentage points until the aggregate amount of such royalty payment reduction is equal to a maximum of $35.0 million.

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

As of June 30, 2013, we had cash and investments in marketable securities valued at approximately $226.9 million, of which $25.0 million was restricted in relation to our 12.0% senior secured notes, and indebtedness of approximately $147.7 million. The indebtedness includes approximately $125.0 million in senior secured notes due July 2017, but excludes our long-term liability relating to the sale of future royalties. While this royalty obligation liability will not be settled in cash, we may be required to make a payment of up to $7.0 million in 2014 if certain performance targets are not met. While we believe that our cash position will be sufficient to meet our liquidity requirements through at least the next 12 months, our future capital requirements will depend upon numerous unpredictable factors, including:

•

the cost, timing and outcomes of clinical studies and regulatory reviews of our proprietary drug candidates that we have licensed to our collaboration partners — important examples include naloxegol that has been licensed to AstraZeneca, Amikacin Inhale that has been licensed to Bayer, and BAX 855 in connection with our licensing transaction with Baxter;

•

if and when we receive potential milestone payments and royalties from our existing collaborations if the drug candidates subject to those collaborations achieve clinical, regulatory or commercial success. In particular, on August 8, 2013, AstraZeneca agreed to submit naloxegol regulatory approval applications with the FDA and the EMA in September 2013, however, we are only entitled to the $95.0 million milestone payments upon acceptance of the regulatory approval applications for review by those health authorities ($70.0 million based on the FDA acceptance and $25.0 million based on the EMA acceptance);

•	the progress, timing, cost and results of our clinical development programs — in particular our Phase 3 BEACON study for etirinotecan pegol and our Phase 2 clinical study program for NKTR-181;

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

We or our partners may experience delays in clinical trials of drug candidates. Etirinotecan pegol in patients with metastatic breast cancer and BAX 855 are currently in Phase 3 clinical studies, and Bayer has initiated Phase 3 clinical development of BAY41-6551 with the first patient enrolled in April 2013. A Phase 2 clinical study for etirinotecan pegol in patients with metastatic colorectal cancer is still open for enrollment. In addition, we are completing a Phase 2 study for NKTR-181 and we recently completed a human abuse liability study for NKTR-181. We are also beginning preparations for a potential Phase 3 clinical study program for NKTR-181. These and other of our planned clinical studies may not begin on time, have an effective design, enroll a sufficient number of patients or be completed on schedule, if at all. Our clinical trials for any of our product candidates could be delayed for a variety of reasons, including:

•	delays in obtaining regulatory approval to commence a clinical study;

•	delays in reaching agreement with applicable health authorities on a clinical study design;

•	imposition of a clinical hold following an inspection of our clinical trial operations or trial sites by the FDA or other health authorities;

•	we, our partners, the FDA or foreign health authorities could suspend or terminate a clinical study due to adverse side effects of a drug on subjects in the trial;

•	delays in recruiting suitable patients to participate in a trial;

•	delays in having patients complete participation in a trial or return for post-treatment follow-up;

•	clinical sites dropping out of a trial to the detriment of enrollment rates;

•	delays in manufacturing and delivery of sufficient supply of clinical trial materials; and

•	any change in health authorities policies or guidance applicable to our drug candidates.

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

It is very difficult to estimate the commercial potential of product candidates due to important factors such as safety and efficacy compared to other available treatments, including potential generic drug alternatives with similar efficacy profiles, changing standards of care, third party payer reimbursement standards, patient and physician preferences, drug scheduling status, the availability of competitive alternatives that may emerge either during the long drug development process or after commercial introduction, and the availability of generic versions of our successful product candidates following approval by government health authorities based on the expiration of regulatory exclusivity or our inability to prevent generic versions from coming to market by asserting our patents. If due to one or more of these risks the market potential for a drug candidate is lower than we anticipated, it could significantly and negatively impact the commercial terms of any collaboration partnership potential for such drug candidate or, if we have already entered into a collaboration for such drug candidate, the revenue potential from royalty and milestone payments could be significantly diminished and would negatively impact our business, financial condition and results of operations.

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

The patent positions of pharmaceutical and biotechnology companies, such as ours, are uncertain and involve complex legal and factual issues. We own more than 150 U.S. and 500 foreign patents and a number of pending patent applications that cover various aspects of our technologies. There can be no assurance that patents that have issued will be held valid and enforceable in a court of law. Even for patents that are held valid and enforceable, the legal process associated with obtaining such a judgment is time consuming and costly. Additionally, issued patents can be subject to opposition or other proceedings that can result in the revocation of the patent or maintenance of the patent in amended form (and potentially in a form that renders the patent without commercially relevant and/or broad coverage). Further, our competitors may be able to circumvent and otherwise design around our patents. Even if a patent is issued and enforceable, because development and commercialization of pharmaceutical products can be subject to substantial delays, patents may expire early and provide only a short period of protection, if any, following the commercialization of products encompassed by our patents. We may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office, which could result in a loss of the patent and/or substantial cost to us.

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

An adverse outcome in any judicial proceeding involving intellectual property, including patents, could subject us to significant liabilities to third parties, require disputed rights to be licensed from or to third parties or require us to cease using the technology in dispute. In those instances where we seek an intellectual property license from another, we may not be able to obtain the license on a commercially reasonable basis, if at all, thereby raising concerns on our ability to freely commercialize our technologies or products.

We could be involved in legal proceedings and may incur substantial litigation costs and liabilities that will adversely affect our business, financial condition and results of operations.

From time to time, third parties have asserted, and may in the future assert, that we or our partners infringe their proprietary rights, such as patents and trade secrets, or have otherwise breached our obligations to them. The third party often bases its assertions on a claim that its patents cover our technology platform or drug candidates or that we have misappropriated its confidential or proprietary information. Similar assertions of infringement could be based on future patents that may issue to third parties. In certain of our agreements with our partners, we are obligated to indemnify and hold harmless our collaboration partners from intellectual property infringement, product liability and certain other claims, which could cause us to incur substantial costs and liability if we are called upon to defend ourselves and our partners against any claims. If a third party obtains injunctive or other equitable relief against us or our partners, they could effectively prevent us, or our partners, from developing or commercializing, or deriving revenue from, certain drugs or drug candidates in the U.S. and abroad. Currently, the Research Foundation of the State University of New York (SUNY) seeks to recover amounts it alleges it is owed pursuant to a technology licensing contract between SUNY and us. SUNY has filed an action in the United States District Court for the Northern District of New York. We dispute SUNY’s claims. We expect that a trial will be scheduled for this matter in the first half of 2014. However, we cannot predict with certainty the eventual outcome of any pending or future litigation. Costs associated with such litigation, substantial damage claims, indemnification claims or royalties paid for licenses from third parties could have a material adverse effect on our business, financial condition and results of operations.

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

If we or our contract manufacturers are not able to manufacture and supply sufficient drug quantities meeting applicable quality standards required to support large clinical studies or commercial manufacturing in a timely manner, we risk delaying our clinical studies or those of our collaboration partners, reducing drug sales by our collaboration partners or breaching contractual obligations. As a result, we could incur substantial costs and damages, and reduce or even eliminate product or royalty revenue. In some cases, we rely on contract manufacturing organizations to manufacture and supply drug product for our clinical studies and those of our collaboration partners. Pharmaceutical manufacturing of drugs and devices involves significant risks and uncertainties related to the demonstration of adequate stability, sufficient purification of the drug substance and drug product, the identification and elimination of impurities, optimal formulations, process and analytical methods validations, device performance and challenges in controlling for all of these variables. We have faced and may in the future face significant difficulties, delays and unexpected expenses as we validate third party contract manufacturers required for drug and device supply to support our clinical studies and the clinical studies and products of our collaboration partners. Failure by us or our contract manufacturers to supply drug product or devices in sufficient quantities that meet all applicable quality requirements could result in supply shortages for our clinical studies or the clinical studies and commercial activities of our collaboration partners. Such failures could significantly and materially delay clinical trials and regulatory submissions or result in reduced sales, any of which could significantly harm our business prospects, results of operations and financial condition.

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

For the six months ended June 30, 2013, we reported a net loss of $97.8 million. If and when we achieve profitability depends upon a number of factors, including the timing and recognition of milestone payments and royalties received, the timing of revenue under our collaboration agreements, the amount of investments we make in our proprietary product candidates and the regulatory approval and market success of our product candidates. We may not be able to achieve and sustain profitability.

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

Our stock price is volatile. During the three months ended June 30, 2013, based on closing prices on The NASDAQ Global Select Market, our stock price ranged from $8.83 to $11.70 per share. We expect our stock price to remain volatile. A variety of factors may have a significant effect on the market price of our common stock, including:

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

The indenture governing the senior secured notes contains covenants that restrict our and our subsidiaries’ ability to take various actions, such as:

•	incur or guarantee additional indebtedness or issue disqualified capital stock or cause certain of our subsidiaries to issue preferred stock;

•	pay dividends or distributions, redeem equity interests or subordinated indebtedness or make certain types of investments;

•	create or incur liens;

•	transfer, sell, lease or otherwise dispose of assets and issue or sell equity interests in certain of our subsidiaries;

•	incur restrictions on certain of our subsidiaries’ ability to pay dividends or other distributions to the Company or to make intercompany loans or asset transfers;

•	enter into transactions with affiliates;

•	engage in any business other than businesses which are the same, similar, ancillary or reasonably related to our business as of July 11, 2012; and

•	consummate a merger, consolidation, reorganization or business combination, or sell, assign, transfer, lease or otherwise dispose of all or substantially all of our assets.

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

None, including no purchases of any class of our equity securities by us or any affiliate pursuant to any publicly announced repurchase plan in the three months ended June 30, 2013.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Except as so indicated in Exhibits 32.1 and 101, the following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Documents

31.1(1)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(1)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

101**	The following materials from Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

(1)	Filed herewith.
*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as otherwise stated in such filing.
**	XBRL information is filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/S/ JOHN NICHOLSON
John Nicholson
Senior Vice President and Chief Financial Officer
Date: August 9, 2013

By:	/S/ JILLIAN B. THOMSEN
Jillian B. Thomsen
Senior Vice President, Finance and Chief Accounting Officer
Date: August 9, 2013

EXHIBIT INDEX

Except as so indicated in Exhibits 32.1 and 101, the following exhibits are filed as part of, or incorporated by reference in, this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Documents

31.1(1)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(1)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

101**	The following materials from Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

(1)	Filed herewith.
*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as otherwise stated in such filing.
**	XBRL information is filed herewith.