Form 10-Q
period 2013-09-30
NEKTAR THERAPEUTICS
filed 2013-11-07
CIK 906709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 116,115,377 on October 31, 2013.

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

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$65,411	$25,437
Short-term investments	118,139	251,757
Accounts receivable	4,557	5,805
Inventory	15,076	18,269
Other current assets	4,759	13,363

Total current assets	207,942	314,631
Restricted cash	25,000	25,000
Property and equipment, net	65,082	72,215
Goodwill	76,501	76,501
Other assets	8,510	9,443

Total assets	$383,035	$497,790

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,723	$2,863
Accrued compensation	13,910	8,773
Accrued expenses	10,771	8,008
Accrued clinical trial expenses	15,239	17,500
Deferred revenue, current portion	21,300	21,896
Interest payable	3,167	7,083
Other current liabilities	12,803	12,414

Total current liabilities	80,913	78,537
Senior secured notes	125,000	125,000
Capital lease obligations, less current portion	9,007	11,607
Liability related to sale of future royalties, less current portion	125,167	128,266
Deferred revenue, less current portion	82,233	96,551
Deferred gain	1,748	2,404
Other long-term liabilities	9,217	8,407

Total liabilities	433,285	450,772
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, 10,000 shares authorized, $0.0001 par value; no shares designated, issued or outstanding at September 30, 2013 or December 31, 2012 respectively	—	—
Common stock, $0.0001 par value; 300,000 authorized; 115,990 shares and 115,259 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	11	11
Capital in excess of par value	1,636,162	1,617,744
Accumulated other comprehensive loss	(1,689)	(357)
Accumulated deficit	(1,684,734)	(1,570,380)

Total stockholders’ equity (deficit)	(50,250)	47,018

Total liabilities and stockholders’ equity (deficit)	$383,035	$497,790

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenue:
Product sales	$14,672	$8,355	$36,806	$24,994
Royalty revenue	354	498	1,030	3,966
Non-cash royalty revenue related to sale of future royalties	4,523	3,427	12,744	6,895
License, collaboration and other revenue	41,360	6,132	67,195	24,190

Total revenue	60,909	18,412	117,775	60,045
Operating costs and expenses:
Cost of goods sold	12,877	7,228	29,549	23,138
Research and development	43,914	34,016	141,762	102,302
General and administrative	10,643	10,068	30,700	30,750
Impairment of long-lived assets	—	—	—	1,675

Total operating costs and expenses	67,434	51,312	202,011	157,865

Loss from operations	(6,525)	(32,900)	(84,236)	(97,820)
Non-operating income (expense):
Interest income	116	603	639	1,865
Interest expense	(4,587)	(5,697)	(13,888)	(10,807)
Non-cash interest expense on liability related to sale of future royalties	(5,616)	(5,487)	(16,644)	(12,641)
Other income (expense), net	262	156	385	913

Total non-operating expense, net	(9,825)	(10,425)	(29,508)	(20,670)

Loss before provision for income taxes	(16,350)	(43,325)	(113,744)	(118,490)
Provision for income taxes	193	222	610	439

Net loss	$(16,543)	$(43,547)	$(114,354)	$(118,929)

Basic and diluted net loss per share	$(0.14)	$(0.38)	$(0.99)	$(1.04)

Weighted average shares outstanding used in computing basic and diluted net loss per share	115,812	114,915	115,557	114,699

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Comprehensive loss	$(16,896)	$(42,772)	$(115,686)	$(117,671)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(114,354)	$(118,929)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense on liability related to sale of future royalties	16,644	12,641
Non-cash royalty revenue related to sale of future royalties	(12,744)	(6,895)
Stock-based compensation	13,165	12,015
Depreciation and amortization	10,882	10,810
Impairment of long-lived assets	—	1,675
Other non-cash transactions	332	641
Changes in operating assets and liabilities:
Accounts receivable	1,248	1,027
Inventory	3,193	(4,098)
Other assets	6,817	10,593
Accounts payable	697	(401)
Accrued compensation	5,137	(120)
Accrued expenses	2,741	(465)
Accrued clinical trial expenses	(2,261)	1,247
Deferred revenue	(14,914)	(3,430)
Interest payable	(3,916)	1,528
Other liabilities	(4,825)	(219)

Net cash used in operating activities	(92,158)	(82,380)

Cash flows from investing activities:
Maturities of investments	274,011	202,768
Purchases of investments	(140,569)	(126,609)
Restricted cash	—	(25,000)
Sale of investments	—	5,378
Purchases of property and equipment	(1,382)	(5,744)

Net cash provided by investing activities	132,060	50,793

Cash flows from financing activities:
Payments of capital lease obligations	(2,201)	(1,773)
(Repayment of) proceeds from sale of future royalties, net of $4.4 million of transaction costs in 2012	(3,000)	119,588
Proceeds from issuance of senior secured notes, net of $4.4 million of transaction costs	—	78,006
Repayment of convertible subordinated notes	—	(172,407)
Proceeds from shares issued under equity compensation plans	5,253	3,177

Net cash provided by financing activities	52	26,591

Effect of exchange rates on cash and cash equivalents	20	22

Net increase (decrease) in cash and cash equivalents	39,974	(4,974)
Cash and cash equivalents at beginning of period	25,437	15,312

Cash and cash equivalents at end of period	$65,411	$10,338

Supplemental disclosure of cash flow information:
Cash paid for interest	$17,097	$9,010

Retirement of convertible subordinated notes in exchange for senior secured notes	$—	$42,548

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

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

Our research and development activities have required significant resources to date and are expected to continue to require significant resources. As a result, we expect to continue to incur substantial losses and negative cash flows from operations in the future. We have financed our operations primarily through cash from licensing, collaboration and manufacturing agreements and financing transactions. At September 30, 2013, we had approximately $208.6 million in cash and investments in marketable securities, of which $25.0 million was restricted in relation to our 12% senior secured notes, and $147.6 million in indebtedness. The indebtedness includes $125.0 million in aggregate principal amount of 12.0% senior secured notes due July 15, 2017, but excludes our long-term liability relating to the sale of future royalties. As is further described in Note 4, this royalty obligation liability will generally not be settled in cash, but we expect to be required to make a cash payment of $7.0 million in 2014 as a certain specified worldwide net sales threshold is not expected to be met.

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

Our comprehensive loss consists of our net loss plus our foreign currency translation gains and losses and unrealized holding gains and losses on available-for-sale securities, neither of which were significant during the three and nine month periods ended September 30, 2013 and 2012. In addition, there were no significant reclassifications out of accumulated other comprehensive loss to the statements of operations during the three and nine month periods ended September 30, 2013 and 2012.

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

Significant Concentrations

Our customers are primarily pharmaceutical and biotechnology companies that are located in the U.S. and Europe. Our accounts receivable balance contains billed and unbilled trade receivables from product sales and royalties, as well as time and materials based billings from collaborative research and development agreements. We provide for an allowance for doubtful accounts by reserving for specifically identified doubtful accounts. We generally do not require collateral from our customers. We perform a regular review of our customers’ payment histories and associated credit risk. We have not experienced significant credit losses from our accounts receivable and our allowance for doubtful accounts was not significant at either September 30, 2013 or December 31, 2012.

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

Royalty revenue

Generally, we are entitled to royalties from our partners based on the net sales of their approved drugs that are marketed and sold in one or more countries where we hold royalty rights. We recognize royalty revenue when the cash is received or when the royalty amount to be received is estimable and collection is reasonably assured. With respect to the non-cash royalties related to sale of future royalties described in Note 4, revenue is recognized during the period in which the related royalty report is received, which generally occurs in the quarter after the applicable product sales are made.

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

Income Taxes

For the three and nine month periods ended September 30, 2013 and 2012, we recorded an income tax provision for our Nektar India operations at effective tax rates of approximately 34% in 2013 and 32% in 2012. The U.S. federal deferred tax assets generated from our net operating losses have been fully reserved, as we believe it is not more likely than not that the benefit will be realized.

Note 2 — Cash and Investments in Marketable Securities

Cash and investments in marketable securities, including cash equivalents and restricted cash, are as follows (in thousands):

	Estimated Fair Value at
	September 30, 2013	December 31, 2012
Cash and cash equivalents	$65,411	$25,437
Short-term investments	118,139	251,757
Restricted cash	25,000	25,000

Total cash and investments in marketable securities	$208,550	$302,194

Restricted cash of $25.0 million is required to be maintained until July 1, 2017 under the terms of our 12% Senior Secured Notes due July 2017.

We invest in liquid, high quality debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in securities with maturities of two years or less and maintain a weighted average maturity of one year or less. Investments in securities with remaining maturities of less than one year, or where our intent is to use the investments to fund current operations or to make them available for current operations, are classified as short-term investments. As of September 30, 2013 and December 31, 2012, all of our investments had contractual maturities of one year or less and were classified as short-term.

Gross unrealized gains and losses were not significant at either September 30, 2013 or December 31, 2012. During the three and nine month periods ended September 30, 2013, we did not sell any of our available-for-sale securities. During the three and nine month periods ended September 30, 2012, we sold available-for-sale securities totaling $5.4 million and realized gains and losses were not significant in the three and nine month periods ended September 30, 2012.

Our portfolio of cash and investments in marketable securities includes (in thousands):

		Estimated Fair Value at
	Fair Value Hierarchy Level	September 30, 2013	December 31, 2012
Corporate notes and bonds	2	$93,902	$241,158
U.S. corporate commercial paper	2	28,036	3,990
Obligations of U.S. government agencies	2	—	6,108
Obligations of U.S. states and municipalities	2	—	1,504

Available-for-sale investments		121,938	252,760
Money market funds	1	58,751	22,487
Cash, including restricted cash	N/A	27,861	26,947

Total cash and investments in marketable securities		$208,550	$302,194

Level 1 —	Quoted prices in active markets for identical assets or liabilities.
Level 2 —	Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 —	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

All of our investments are categorized as Level 1 or Level 2, as explained in the table above. We use a market approach to value our Level 2 investments. The disclosed fair value related to our investments is based primarily on the reported fair values in our period-end brokerage statements, which are based on market prices from a variety of industry standard data providers and generally represent quoted prices for similar assets in active markets or have been derived from observable market data. We independently validate these fair values using available market quotes and other information. During the three and nine month periods ended September 30, 2013 and 2012, there were no transfers between Level 1 and Level 2 of the fair value hierarchy.

Additionally, as of September 30, 2013, based on a discounted cash flow analysis using Level 3 inputs including financial discount rates, we believe the $125.0 million carrying amount of our 12% Senior Secured Notes due July 2017 is consistent with its fair value.

Note 3 — Inventory

Inventory consists of the following (in thousands):

	September 30, 2013	December 31, 2012
Raw materials	$4,913	$7,489
Work-in-process	8,638	6,661
Finished goods	1,525	4,119

Total inventory	$15,076	$18,269

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

Note 4 — Liability Related to Sale of Future Royalties

On February 24, 2012, we entered into a Purchase and Sale Agreement (the Purchase and Sale Agreement) with RPI Finance Trust (RPI), an affiliate of Royalty Pharma, pursuant to which we sold, and RPI purchased, our right to receive royalty payments (the

Royalty Entitlement) arising from the worldwide net sales, from and after January 1, 2012, of (a) CIMZIA®, under Nektar’s license, manufacturing and supply agreement with UCB Pharma (UCB), and (b) MIRCERA®, under Nektar’s license, manufacturing and supply agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (together referred to as Roche). We received aggregate cash proceeds for the Royalty Entitlement of $124.0 million. As part of this sale, we incurred approximately $4.4 million in transaction costs, which will be amortized to interest expense over the estimated life of the Purchase and Sale Agreement. Although we sold all of our rights to receive royalties from the CIMZIA® and MIRCERA® products, as a result of our ongoing manufacturing and supply obligations related to the generation of these royalties, we will continue to account for these royalties as revenue. We recorded the $124.0 million in proceeds from this transaction as a liability (Royalty Obligation) that will be amortized using the interest method over the estimated life of the Purchase and Sale Agreement as royalties from the CIMZIA® and MIRCERA® products are remitted directly to RPI. During the nine months ended September 30, 2013 and 2012, we recognized $12.7 million and $9.6 million, respectively, in aggregate royalties from net sales of CIMZIA® and MIRCERA®, of which the $2.7 million recognized in the three months ended March 31, 2012 was retained by us as this amount resulted from royalties on product sales in the fourth quarter of 2011.

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

Pursuant to the Purchase and Sale Agreement, in March 2013, we were required to pay RPI $3.0 million because worldwide net sales of MIRCERA® for the 12 month period ended on December 31, 2012 did not reach a required threshold. Furthermore, we are required to make an additional payment of up to $7.0 million if the specified worldwide net sales threshold of MIRCERA® for the 12 month period ending on December 31, 2013 is not achieved. As of September 30, 2013, we have concluded that it is probable that the minimum 2013 MIRCERA® net sales threshold will not be met and, therefore, we expect to make the $7.0 million payment to RPI described above in early 2014. The liability for this expected $7.0 million payment is included in other current liabilities on our Condensed Consolidated Balance Sheet at September 30, 2013.

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

On November 18, 2009, the Research Foundation of the State University of New York (SUNY) filed an action against Nektar in the United States District Court for the Northern District of New York. SUNY seeks to recover amounts it alleges it is owed pursuant to a technology licensing contract between Nektar and SUNY. On May 15, 2013, the court granted Nektar’s motion for summary judgment regarding SUNY’s claim for specific performance, granted SUNY summary judgment regarding one of the milestone payments at issue, and otherwise denied Nektar’s motion for summary judgment and SUNY’s motion for partial summary judgment. As a result of the granting of SUNY’s summary judgment regarding one of the milestone payments at issue, in the three months ended June 30, 2013, we accrued a contingent liability of $3.0 million (inclusive of interest). The court’s decision is not a final judgment and we continue to dispute SUNY’s claims, which we believe are without merit. The trial is currently scheduled to start in the first quarter of 2014. Other than the approximately $3.0 million liability noted above, no reasonable estimate of the possible loss or range of loss can be made at this time and no other liabilities have been recorded for this matter in our Condensed Consolidated Balance Sheets at either September 30, 2013 or December 31, 2012.

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

To date, we have not incurred costs to defend lawsuits or settle claims related to these indemnification obligations. If any of our indemnification obligations is triggered, we may incur substantial liabilities. Because the aggregate amount of any potential indemnification obligation is not a stated amount, the overall maximum amount of any such obligations cannot be reasonably estimated. No liabilities have been recorded for these obligations in our Condensed Consolidated Balance Sheets at either September 30, 2013 or December 31, 2012.

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

In accordance with our collaboration agreements, we recognized license, collaboration and other revenue as follows (in thousands):

		Three months ended September 30,		Nine months ended September 30,
Partner	Drug or Drug Candidate	2013	2012	2013	2012
AstraZeneca AB	Naloxegol (NKTR-118) and naloxegol fixed-dose combination program (NKTR-119)	$25,000	$7	$25,016	$48
Bayer Healthcare LLC	BAY41-6551 (Amikacin Inhale)	779	714	14,604	2,257
Roche	PEGASYS® and MIRCERA®	2,625	2,011	7,875	5,134
Affymax, Inc.	Omontys®	6,779	198	7,149	2,610
Amgen, Inc.	Neulasta®	1,250	1,250	3,750	3,750
Baxter Healthcare	BAX 855 (Hemophilia)	201	741	1,499	5,794
Other		4,726	1,211	7,302	4,597

License, collaboration, and other revenue		$41,360	$6,132	$67,195	$24,190

As of September 30, 2013, our collaboration agreements included potential future payments for development milestones totaling approximately $144.3 million, including the milestone amounts from our agreements with Bayer and Baxter described below. In addition, we are entitled to receive up to $245.0 million and $75.0 million of contingent payments related to the naloxegol (formerly known as NKTR-118) and naloxegol fixed-dose combination (formerly known as NKTR-119) programs, respectively, based on development and regulatory events to be pursued and completed solely by AstraZeneca.

There have been no material changes to our collaboration agreements in the three or nine months ended September 30, 2013, except as described below.

AstraZeneca AB: naloxegol (NKTR-118) and naloxegol fixed-dose combination program (NKTR-119)

In September 2009, we entered into a license agreement with AstraZeneca AB (AstraZeneca), as amended by AstraZeneca and us in August 2013, under which we granted AstraZeneca a worldwide, exclusive, perpetual, royalty-bearing, and sublicensable license under our patents and other intellectual property to develop, market, and sell naloxegol (formerly known as NKTR-118) and naloxegol fixed-dose combination program (formerly known as NKTR-119). AstraZeneca is responsible for all costs associated with research, development and commercialization and is responsible for all drug development and commercialization decisions for naloxegol and the naloxegol fixed-dose combination program. As of September 30, 2013, we are entitled to receive up to an additional $245.0 million and $75.0 million of contingent payments related to naloxegol and the naloxegol fixed-dose combination program, respectively, based on development events to be pursued and completed solely by AstraZeneca, as described below.

On September 25, 2013, the European Medicines Agency (EMA) notified AstraZeneca that it had accepted for review the naloxegol regulatory approval application filed by AstraZeneca in August 2013. As a result, Nektar was entitled to a $25.0 million payment from AstraZeneca, which was received on September 30, 2013 and was fully recognized as revenue in the three months ended September 30, 2013.

On September 16, 2013, AstraZeneca filed a New Drug Application (NDA) with the United States Food and Drug Administration (FDA) for naloxegol. The FDA typically makes its acceptance determinations regarding NDAs within 60 days after filing, although the outcome and exact timing of such acceptance determination remains subject to the discretion of the FDA. If the NDA submitted by AstraZeneca is accepted for review by the FDA, we will be entitled to a $70.0 million payment. If the FDA does not require a future clinical trial or other significant studies to assess the cardiovascular safety (CV Safety Study) of naloxegol prior to an approval decision, AstraZeneca is obligated to pay us an additional $35.0 million. If the FDA does require a CV Safety Study, AstraZeneca may terminate the license agreement with us in its entirety or only with respect to its rights in the United States. If AstraZeneca elects to terminate the license agreement in its entirety due to a CV Safety Study, we would be required to repay them the $70.0 million payment plus accrued interest at 4.5% compounded annually in four installments in accordance with the following payment schedule: $10.0 million plus accrued interest on January 15, 2015, $10.0 million plus accrued interest on January 15, 2016, $20.0 million plus accrued interest on January 15, 2017 and $30.0 million plus accrued interest on January 15, 2018. If AstraZeneca elects to terminate the license agreement only with respect to its rights in the U.S., then such repayment amount would be funded through a 50% reduction of non-U.S. royalty amounts otherwise payable to us until the aggregate amount of such royalty reduction equals the total principal amount of $70.0 million plus accumulated interest at 4.5% compounded annually. If the FDA requires a post-approval cardiovascular safety study as a condition to approval of the naloxegol NDA, then the royalty rate payable to us from net sales of naloxegol in the U.S. by AstraZeneca would be reduced by two percentage points until the aggregate accumulated amount of such royalty payment reduction is equal to a maximum of $35.0 million.

We will be entitled to the remaining $140.0 million of contingent payments if naloxegol is approved by the FDA and EMA and commercial launch is achieved in the U.S. and one major country in the European Union. In addition, we are also entitled to sales milestone payments and royalties based on annual worldwide net sales of naloxegol and naloxegol fixed-dose combination products.

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

In addition, we are entitled to receive a total of up to $50.0 million for development milestones upon achievement of certain development objectives, as well as sales milestones upon achievement of annual sales targets and royalties based on annual worldwide net sales of Amikacin Inhale. As of September 30, 2013, we have deferred revenue of approximately $22.9 million related to this agreement, which we expect to recognize through December 2026, the estimated end of our obligations under this agreement.

Roche: PEGASYS® and MIRCERA®

In February 1997, we entered into a license, manufacturing and supply agreement with Roche, under which we granted Roche a worldwide, exclusive license to certain intellectual property related to our proprietary PEGylation materials used in the manufacture and commercialization of PEGASYS®. As of September 30, 2013, we have deferred revenue of approximately $11.5 million related to this agreement, which we expect to recognize through December 2015, the period through which we are required to provide back-up manufacturing and supply services related to PEGASYS®.

In February 2012, we entered into a toll-manufacturing agreement with Roche under which we will manufacture the proprietary PEGylation material used by Roche to produce MIRCERA®. Roche entered into the toll-manufacturing agreement with the objective of establishing us as a secondary back-up supply source on a non-exclusive basis. Under the terms of our toll-manufacturing agreement, Roche paid us an upfront payment of $5.0 million and an additional $22.0 million in performance-based milestone payments upon our achievement of certain manufacturing readiness, validation and production milestones, including the delivery of specified quantities of PEGylation materials, all of which were completed as of January 2013. Roche will also pay us additional consideration for any future orders of the PEGylation materials for MIRCERA® beyond the initial quantities manufactured through

January 2013. Roche has the right to terminate the toll-manufacturing agreement due to an uncured material default by us. As of September 30, 2013, we have deferred revenue of approximately $17.4 million related to this agreement, which we expect to recognize through December 2016, the estimated end of our obligations under this agreement.

In August 2013, we agreed to deliver additional quantities of PEGylation materials used by Roche to produce PEGASYS® and MIRCERA®, all of which we expect to deliver in the last quarter of 2013, for total consideration of approximately $18.0 million.

Affymax, Inc.: OMONTYS®

In April 2004, we entered into a license, manufacturing and supply agreement with Affymax, Inc. (Affymax) under which we provided Affymax with a worldwide, non-exclusive license under certain of our proprietary PEGylation technology to develop, manufacture and commercialize OMONTYS® (peginesatide).

On March 27, 2012, the FDA approved OMONTYS® to treat anemia in patients with chronic kidney disease on dialysis and OMONTYS® sales were initiated in the second quarter of 2012. On February 23, 2013, Affymax and Takeda Pharmaceutical Company Limited (Takeda) announced a voluntary recall of all lots of OMONTYS® drug product as a result of new post-marketing reports regarding serious hypersensitivity reactions, including anaphylaxis, which can be life-threatening or fatal. Effective as of April 1, 2013, Affymax announced that it had amended its collaboration agreement with Takeda to transfer regulatory, manufacturing, and development responsibilities for OMONTYS® to Takeda. In July 2013, Affymax terminated the license, manufacturing and supply agreement with Nektar.

We have received milestone and related payments under our agreement with Affymax and, as a result of the termination of our agreement with Affymax and our related performance obligations, we recognized the remaining $6.7 million of deferred revenue from this agreement in the three months ended September 30, 2013.

Amgen, Inc.: Neulasta®

In October 2010, we amended and restated an existing supply and license agreement by entering into a supply, dedicated suite and manufacturing guarantee agreement (the amended and restated agreement) and a license agreement with Amgen Inc. and Amgen Manufacturing, Limited. As of September 30, 2013, we have deferred revenue of approximately $35.4 million related to this agreement, which we expect to recognize through October 2020, the estimated end of our obligations under this agreement.

Baxter Healthcare: Hemophilia

In September 2005, we entered into an exclusive research, development, license and manufacturing and supply agreement with Baxter Healthcare SA and Baxter Healthcare Corporation (together referred to as Baxter) to develop products designed to improve therapies for Hemophilia A patients using our PEGylation technology. Under the terms of this agreement, we are entitled to up to $28.0 million of development milestones related to Hemophilia A upon achievement of certain development objectives, as well as sales milestones upon achievement of annual sales targets and royalties based on annual worldwide net sales of products resulting from this agreement. This Hemophilia A program includes BAX 855, which is currently in a Phase 3 clinical study initiated in February 2013. As of September 30, 2013, we do not have significant deferred revenue related to this agreement.

Other

In addition, we have a number of collaboration agreements with other partners under which we are entitled to up to a total of $66.3 million of development milestones upon achievement of certain development objectives, as well as sales milestones upon achievement of annual sales targets and royalties based on net sales of commercialized products, if any. However, given the current phase of development of the potential products under these collaboration agreements, we cannot estimate the probability or timing of achieving these milestones.

Note 7 — Stock-Based Compensation

Total stock-based compensation expense was recognized in our Condensed Consolidated Statements of Operations as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Cost of goods sold	$327	$353	$974	$1,121
Research and development expense	2,071	1,670	5,923	5,296
General and administrative expense	2,166	1,957	6,268	5,598

Total stock-based compensation	$4,564	$3,980	$13,165	$12,015

During the three months ended September 30, 2013 and 2012, we granted 449,010 and 434,060 stock options, respectively. The weighted average grant-date fair value of options granted during the three months ended September 30, 2013 and 2012 was $7.11 per share and $4.78 per share, respectively.

During the nine months ended September 30, 2013 and 2012, we granted 3,438,320 and 3,416,780 stock options, respectively. The weighted average grant-date fair value of options granted during the nine months ended September 30, 2013 and 2012 was $4.95 per share and $3.91 per share, respectively.

As a result of stock issuances under our equity compensation plans, during the three months ended September 30, 2013 and 2012, we issued 306,859 and 292,485 common shares, respectively, and during the nine months ended September 30, 2013 and 2012, we issued 731,073 and 587,421 common shares, respectively.

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

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Stock options	9,739	14,301	12,999	13,836

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our most advanced proprietary product candidate, naloxegol (formerly known as NKTR-118), is an oral peripheral opioid antagonist which has completed Phase 3 clinical studies for the treatment of opioid-induced constipation (OIC) in patients with non-cancer pain. We are a party to an exclusive worldwide license agreement with AstraZeneca AB (AstraZeneca) for the global development and commercialization of naloxegol and naloxegol fixed-dose combination products (formerly known as NKTR-119). The core Phase 3 clinical development program for naloxegol, which AstraZeneca calls the KODIAC program, is comprised of four clinical trials which are designed to investigate the safety and efficacy of naloxegol for the treatment of OIC in patients with non-cancer related pain. The outcome and timing of the naloxegol regulatory review events will have a substantial impact on our financial condition as we are entitled to up to $105.0 million in regulatory milestones and $140.0 million in commercial launch milestones, as well as up to $75 million of payments related to the naloxegol fixed-dose combination program. The naloxegol fixed-dose combination program is an early stage research and development program that is designed to combine various opioids with naloxegol. AstraZeneca is responsible for all clinical, regulatory and commercialization costs for both the naloxegol drug candidate and all drug candidates within the naloxegol fixed-dose combination program.

On November 12, 2012, AstraZeneca announced positive top-line results for naloxegol from two Phase 3 efficacy and safety clinical trials and from a safety extension trial (KODIAC-04, -05, and -07). On February 26, 2013, AstraZeneca announced positive top-line results from the long-term safety study (KODIAC-08) of naloxegol in patients with OIC. On September 25, 2013, the EMA notified AstraZeneca that it had accepted for review the naloxegol regulatory approval application filed by AstraZeneca in August 2013. As a result, Nektar was entitled to a $25.0 million payment from AstraZeneca, which was received on September 30, 2013. On September 16, 2013, AstraZeneca filed an NDA with the FDA for naloxegol. If the naloxegol NDA is accepted for review by the FDA, we will be entitled to a $70.0 million milestone payment. If the FDA does not require a future clinical trial or other significant studies to assess the cardiovascular safety (“CV Safety Study”) of naloxegol prior to an approval decision, AstraZeneca is obligated to pay us an additional $35.0 million. If the FDA does require a CV Safety Study, AstraZeneca may terminate the license agreement with us in its entirety or only with respect to its rights in the United States. If AstraZeneca elects to terminate the license agreement in its entirety due to a CV Safety Study, we will be required to repay them the $70.0 million we received plus accrued interest at 4.5% compounded annually in four installments in accordance with the following payment schedule: $10.0 million plus accrued interest on January 15, 2015, $10.0 million plus accrued interest on January 15, 2016, $20.0 million plus accrued interest on January 15, 2017 and $30.0 million plus accrued interest on January 15, 2018. If AstraZeneca elects to terminate the license agreement only with respect to its rights in the U.S., then such repayment amount would be funded through a 50% reduction of non-U.S. royalty amounts otherwise payable to us until the aggregate amount of such royalty reduction equals the total principal amount of $70.0 million plus accumulated interest at 4.5% compounded annually. If the FDA requires a post-approval cardiovascular safety study as a condition to approval of the naloxegol NDA, then the royalty rate payable to us from net sales of naloxegol in the U.S. by AstraZeneca would be reduced by two percentage points until the aggregate accumulated amount of such royalty payment reduction is equal to a maximum of $35.0 million. We will be entitled to $140.0 million of commercial launch milestone payments if naloxegol is approved by the FDA and EMA and commercial launch is achieved in the U.S. and one major country in the European Union. As a result, the filing of the naloxegol regulatory approval application with the FDA by AstraZeneca and the subsequent acceptance of this application is critical to our financial position as well as our future business prospects as a result of the significant economic stake that we have in the success of the potential commercialization of naloxegol.

Our second most advanced proprietary drug candidate, etirinotecan pegol (formerly known as NKTR-102), is a next-generation topoisomerase I inhibitor. Etirinotecan pegol is currently being evaluated as a single-agent therapy in a Phase 3 open-label, randomized, multicenter clinical study in patients with metastatic breast cancer. This Phase 3 clinical study, which we call the BEACON study (BrEAst Cancer Outcomes with NKTR-102), enrolled approximately 840 patients with metastatic breast cancer that have previously received treatment with an anthracycline, a taxane, and capecitabine. We completed enrollment in the BEACON study in late July 2013. The BEACON study will require a substantial investment over the next two years. We have completed an expanded Phase 2 clinical study for etirinotecan pegol in patients with platinum-resistant ovarian cancer. We recently conducted an end-of-Phase 2 meeting with the FDA for the ovarian cancer study. The FDA has advised us that a Phase 3 clinical study would be required in order to support an NDA filing for etirinotecan pegol in ovarian cancer; however they also indicated that a positive interim analysis in a Phase 3 clinical study could potentially support an accelerated NDA filing prior to completing the Phase 3 clinical study. We also recently had a meeting with the EMA to begin the process to obtain scientific advice and protocol assistance for further development of etirinotecan pegol for ovarian cancer in the European Union. In addition, a Phase 2 clinical study for etirinotecan pegol in patients with metastatic colorectal cancer is still open for enrollment.

Our third most advanced proprietary drug candidate, NKTR-181, is a novel mu-opioid analgesic drug candidate for chronic pain conditions. The molecule has been designed to have a slow rate of entry into the brain, which is expected to reduce the attractiveness of the molecule as a target of abuse and reduce other serious central nervous system-related side effects, such as sedation and respiratory depression, which are commonly associated with standard opioid therapies. In May 2012, the development program for NKTR-181 for the treatment of moderate to severe chronic pain was granted Fast Track designation by the FDA. On June 19, 2013, we announced positive data from a human abuse liability study of NKTR-181. On September 26, 2013, we announced preliminary topline results from a Phase 2 clinical study of NKTR-181 in patients with moderate to severe chronic pain from osteoarthritis of the knee. The Phase 2 study utilized a double-blind, placebo-controlled, randomized withdrawal study design to assess the efficacy, safety and tolerability of NKTR-181. Of the 295 patients that entered the study, only 9 (3%) patients did not achieve meaningful pain relief with NKTR-181. During the titration period, 53 (18%) patients discontinued treatment because of adverse events, most of which are those commonly associated with opioids. A total of 213 patients achieved an average 40% reduction in pain and entered the randomized phase of the study. In this study, NKTR-181 performed as expected as an opioid analgesic throughout the study. However, patients who were randomized to the placebo arm did not show the expected increase in pain scores observed in similar enriched enrollment, randomized withdrawal studies. This lack of a placebo rebound caused the Phase 2 study to miss the primary endpoint. We are currently evaluating the appropriate Phase 3 clinical trial design for NKTR-181 and expect to start a Phase 3 clinical trial in mid-2014.

We have a significant collaboration with Bayer Healthcare LLC (Bayer) to develop BAY41-6551 (Amikacin Inhale, formerly known as NKTR-061), which is an inhaled solution of amikacin, an aminoglycoside antibiotic. Bayer has initiated a Phase 3 clinical development of BAY41-6551 with the first patient enrolled in April 2013. We originally developed the liquid aerosol inhalation platform and Amikacin Inhale and entered into a collaboration agreement with Bayer in August 2007 to further advance the drug candidate’s development and potential commercialization. In 2011, Bayer achieved agreement with the FDA on the design of the planned Phase 3 clinical studies of BAY41-6551 under the Special Protocol Assessment process that is intended to support the submission of an NDA if the ongoing Phase 3 clinical study is successful.

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

While the late stage clinical development programs described above are key elements of the future success of our company, we believe it is critically important that we continue to make substantial investments in our earlier-stage drug candidate pipeline. We initiated a second Phase 1 study for NKTR-192 in the third quarter of 2013 and are beginning preparations for a potential human abuse liability study and a Phase 2 program for NKTR-192. Further, we have several drug candidates in research that we are preparing to advance into the clinic in future years. While we believe that our substantial investment in research and development has the potential to create significant value if one or more of our drug candidates demonstrate positive clinical results and receive regulatory approval in one or more major markets, drug research and development is an inherently uncertain process and there is a high risk of failure at every stage prior to approval and the timing and outcome of clinical trial results are extremely difficult to predict. Clinical development successes and failures can have a disproportionate positive or negative impact on our scientific and medical prospects, financial prospects, financial condition, and market value.

Historically, we have entered into a number of license and supply contracts under which we manufactured and supplied our proprietary PEGylation reagents on a cost-plus or fixed price basis. Our current strategy is to manufacture and supply PEGylation reagents to support our proprietary drug candidates or our third-party collaborators where we have a strategic development and commercialization relationship or where we derive substantial economic benefit. As a result, whenever possible, we are renegotiating or not seeking renewal of legacy manufacturing supply arrangements that do not include a strategic development or commercialization component. For example, in October 2010, we entered into a supply, dedicated suite and manufacturing guarantee agreement with Amgen, Inc. and Amgen Manufacturing, Limited, which significantly amended economic and other terms in the non-exclusive supply and license agreement we previously entered into with Amgen in 1995. In addition, in December 2010, we entered into an amended manufacturing and supply agreement with Merck (through its acquisition of Schering-Plough Corporation) to provide for transfer to an alternative manufacturer and revised economics for an interim supply arrangement until that transition is completed.

Key Developments and Trends in Liquidity and Capital Resources

At September 30, 2013, we had approximately $208.6 million in cash and investments in marketable securities, of which $25.0 million was restricted in relation to our 12.0% senior secured notes, and $147.6 million in indebtedness. The indebtedness includes $125.0 million in aggregate principal amount of 12.0% senior secured notes due July 15, 2017, but excludes our long-term liability relating to the sale of future royalties under the Purchase and Sale Agreement with RPI Finance Trust. As is further described in Note 4 to our Condensed Consolidated Financial Statements, this royalty obligation liability will generally not be settled in cash, but we expect to be required to make a cash payment of $7.0 million in 2014 as a specified worldwide net sales threshold of MIRCERA® in 2013 is not expected to be met.

As of September 30, 2013, we had at least twelve months of working capital to fund our current business plans. We expect the clinical development of our proprietary drug candidates, including etirinotecan pegol, Amikacin Inhale, NKTR-181, and NKTR-192, will require significant investment in order to continue to advance in clinical development with the objective of entering into a collaboration partnership or obtaining regulatory approval. However, we have no credit facility or any other sources of committed capital. In addition, while in the past we have received a number of significant payments from license and collaboration agreements and other significant transactions, we do not currently anticipate completing new transactions with substantial upfront payments in the near term. Our current business plan is also subject to significant uncertainties and risks as a result of, among other factors, expenses being higher than anticipated, unplanned expenses, cash receipts being lower than anticipated, and the need to satisfy contingent liabilities including litigation matters and indemnification obligations.

The availability and terms of various financing alternatives substantially depend on the success or failure of our drug development programs, including naloxegol, etirinotecan pegol, BAX 855, Amikacin Inhale, NKTR-181, and NKTR-192. The availability and terms of financing alternatives and any future significant payments from existing or new collaborations all depend on the positive outcome of ongoing or planned clinical studies, whether we or our partners are successful in obtaining health authority approvals in major markets, and if approved, the commercial success of these drugs. In particular, we are entitled to up to $245.0 million of regulatory and commercial launch milestones under our naloxegol license agreement with AstraZeneca, $70.0 million of which is related to AstraZeneca submitting a regulatory approval application for naloxegol with the FDA and this application being accepted for review. On September 16, 2013, AstraZeneca filed a NDA with the FDA for naloxegol. The FDA typically makes its acceptance determinations regarding NDAs within 60 days after filing, although the outcome and exact timing of such acceptance determination remains subject to the discretion of the FDA.

In the event we do not enter into any new collaboration agreements with significant upfront payments or do not receive the naloxegol regulatory milestone payment, we would likely be required to pursue financing alternatives. In the event we determine to pursue financing alternatives, our objective would be to first explore financing alternatives that are not dilutive to the ownership of our common stock security holders. However, if non-dilutive financing alternatives are not available to us on commercially reasonable terms or at all, we could be required to pursue dilutive equity-based financing alternatives such as an offering of convertible debt or common stock. If we do not receive substantial milestone payments from our existing collaboration agreements, execute new high-value collaborations or other arrangements, or are unable to raise additional capital in one or more financing transactions, we would be unable to continue our current level of investment in research and development.

Results of Operations

Three and Nine Months Ended September 30, 2013 and 2012

Revenue (in thousands, except percentages)

	Three months ended September 30, 2013	Three months ended September 30, 2012	Increase / (Decrease) 2013 vs. 2012	Percentage Increase / (Decrease) 2013 vs. 2012
Product sales	$14,672	$8,355	$6,317	76%
Royalty revenue	354	498	(144)	(29)%
Non-cash royalty revenue related to sale of future royalties	4,523	3,427	1,096	32%
License, collaboration and other revenue	41,360	6,132	35,228	>100%

Total revenue	$60,909	$18,412	$42,497	>100%

	Nine months ended September 30, 2013	Nine months ended September 30, 2012	Increase / (Decrease) 2013 vs. 2012	Percentage Increase / (Decrease) 2013 vs. 2012
Product sales	$36,806	$24,994	$11,812	47%
Royalty revenue	1,030	3,966	(2,936)	(74)%
Non-cash royalty revenue related to sale of future royalties	12,744	6,895	5,849	85%
License, collaboration and other revenue	67,195	24,190	43,005	>100%

Total revenue	$117,775	$60,045	$57,730	96%

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

Product sales increased for the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012 primarily as a result of the timing of product demand from a number of our collaboration partners. Overall, we expect product sales for the full year of 2013 to be higher than in 2012.

Royalty revenue and non-cash royalty revenue related to sale of future royalties

We receive royalty revenue from certain of our collaboration partners based on their net sales of commercial products. Royalty revenue received in cash decreased slightly during the three months ended September 30, 2013 compared to the three months ended September 30, 2012. Royalty revenue received in cash decreased during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily as a result of the sale of our rights to receive the royalties from UCB’s CIMZIA® and Roche’s MIRCERA® product sales as is further described below. Royalties from CIMZIA® and MIRCERA® recognized after the royalty sale transaction took effect are presented on a separate revenue line item entitled “Non-cash royalty revenue related to sale of future royalties.” We expect royalty revenue received in cash during the full year of 2013 to decrease as compared to 2012.

In February 2012, we sold all of our rights to receive future royalty payments on CIMZIA® and MIRCERA®. As described in Note 4 to our Condensed Consolidated Financial Statements, this royalty sale transaction has been recorded as a liability that amortizes over the estimated royalty payment period. As a result of this liability accounting, even though the royalties from UCB and Roche are remitted directly to the purchaser of these royalty interests, we will continue to record revenue for these royalties on a separate revenue line item entitled “Non-cash royalty revenue related to sale of future royalties.” During the three months ended September 30, 2013 and 2012, we recognized $4.5 million and $3.4 million, respectively, in aggregate royalties from net sales of CIMZIA® and MIRCERA®. During the nine months ended September 30, 2013 and 2012, we recognized $12.7 million and $9.6 million in aggregate royalties from net sales of CIMZIA® and MIRCERA®, of which the $2.7 million recognized in the three months ended March 31, 2012 was retained by us as these amounts resulted from product sales in the fourth quarter of 2011. We expect non-cash royalties from net sales of CIMZIA® and MIRCERA® in the full year of 2013 to be higher than in 2012.

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

License, collaboration and other revenue increased for the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012 primarily as a result of the recognition of a $25.0 million payment from AstraZeneca achieved in September 2013 on the acceptance for review by the EMA of the naloxegol regulatory approval application filed by AstraZeneca as well as the recognition of the remaining $6.7 million deferred revenue balance related to our agreement with Affymax as a result of the termination of that agreement. In addition, license, collaboration and other revenue increased in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 as a result of the recognition of a $10.0 million milestone achieved upon the start of the Amikacin Inhale Phase 3 clinical trial by Bayer in April 2013.

We expect license, collaboration and other revenue in the full year of 2013 to increase as compared to 2012 primarily as a result of the recognition of milestones under existing collaboration agreements. In addition, if the naloxegol regulatory approval application is accepted for review by the FDA, we are entitled to receive a payment of $70.0 million. However, as a result of the risk sharing arrangement with AstraZeneca related to the FDA filing, if we receive the payment, we may be required to later repay it to AstraZeneca. We cannot recognize revenue for a payment until it is no longer refundable and, as a result, we do not expect to recognize the $70.0 million payment as revenue in 2013.

Cost of Goods Sold and Product Gross Margin (in thousands, except percentages)

	Three months ended September 30, 2013	Three months ended September 30, 2012	Increase / (Decrease) 2013 vs. 2012	Percentage Increase / (Decrease) 2013 vs. 2012
Cost of goods sold	$12,877	$7,228	$5,649	78%
Product gross profit	$1,795	$1,127	$668	59%
Product gross margin	12%	13%

	Nine months ended September 30, 2013	Nine months ended September 30, 2012	Increase / (Decrease) 2013 vs. 2012	Percentage Increase / (Decrease) 2013 vs. 2012
Cost of goods sold	$29,549	$23,138	$6,411	28%
Product gross profit	$7,257	$1,856	$5,401	>100%
Product gross margin	20%	7%

Cost of goods sold increased during the three months ended September 30, 2013 compared to the three months ended September 30, 2012 primarily due to the $6.3 million increase in product sales in the three months ended September 30, 2013 compared to the three months ended September 30, 2012. Cost of goods sold increased during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily due to the $11.8 million increase in product sales in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

The increase in product gross profit during the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012 is primarily due to the increase in product sales in the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012. Product gross margin in the three months ended September 30, 2013 was consistent with the three months ended September 30, 2012. The increase in product gross margin during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 is primarily due to the different mix of products sold.

We expect product gross margin to continue to fluctuate in future periods depending on the level and mix of manufacturing orders due to the fixed cost base for our manufacturing activities. We expect product gross margin for the full year of 2013 to be consistent with 2012.

Research and Development Expense (in thousands, except percentages)

	Three months ended September 30, 2013	Three months ended September 30, 2012	Increase / (Decrease) 2013 vs. 2012	Percentage Increase / (Decrease) 2013 vs. 2012
Research and development expense	$43,914	$34,016	$9,898	29%

	Nine months ended September 30, 2013	Nine months ended September 30, 2012	Increase / (Decrease) 2013 vs. 2012	Percentage Increase / (Decrease) 2013 vs. 2012
Research and development expense	$141,762	$102,302	$39,460	39%

Research and development expense consists primarily of personnel costs (including salaries, benefits, and stock-based compensation), clinical study costs, direct costs of outside research, materials, supplies, licenses and fees. Research and development expense also includes overhead allocations of support and facilities-related costs.

Research and development expense increased during the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012 primarily due to our ongoing etirinotecan pegol Phase 3 BEACON study as well as the NKTR-181 Phase 2 clinical study.

Research and development expense is not expected to be ratable over the four quarters of the year. Overall, we expect research and development expense in the full year of 2013 to significantly exceed 2012.

Other than as described in the Overview section above, there have been no material changes to the status of clinical programs in the nine months ended September 30, 2013 from the activities discussed in our Annual Report on Form 10-K for the year ended December 31, 2012 on file with the Securities and Exchange Commission.

General and Administrative Expense (in thousands, except percentages)

	Three months ended September 30, 2013	Three months ended September 30, 2012	Increase / (Decrease) 2013 vs. 2012	Percentage Increase / (Decrease) 2013 vs. 2012
General and administrative expense	$10,643	$10,068	$575	6%

	Nine months ended September 30, 2013	Nine months ended September 30, 2012	Increase / (Decrease) 2013 vs. 2012	Percentage Increase / (Decrease) 2013 vs. 2012
General and administrative expense	$30,700	$30,750	$(50)	<(1)%

General and administrative expense includes the cost of administrative staffing, business development, marketing, finance and legal activities. General and administrative expense during the three and nine months ended September 30, 2013 was consistent with the three and nine months ended September 30, 2012. We expect general and administrative expenses during the full year of 2013 to be consistent with 2012.

Interest Expense (in thousands, except percentages)

	Three months ended September 30, 2013	Three months ended September 30, 2012	Increase / (Decrease) 2013 vs. 2012	Percentage Increase / (Decrease) 2013 vs. 2012
Interest expense	$4,587	$5,697	$(1,110)	(19)%
Non-cash interest expense on liability related to sale of future royalties	$5,616	$5,487	$129	2%

	Nine months ended September 30, 2013	Nine months ended September 30, 2012	Increase / (Decrease) 2013 vs. 2012	Percentage Increase / (Decrease) 2013 vs. 2012
Interest expense	$13,888	$10,807	$3,081	29%
Non-cash interest expense on liability related to sale of future royalties	$16,644	$12,641	$4,003	32%

On July 11, 2012, we issued $125.0 million of 12% senior secured notes due July 15, 2017. We retired $215.0 million in principal amount of 3.25% convertible subordinated notes in the third quarter of 2012. Interest expense decreased for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 due to the interest expense recorded on both the senior secured notes and the convertible subordinated notes in the three months ended September 30, 2012. Interest expense increased for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily due to the interest expense related to the senior secured notes we issued in July 2012. As a result of the issuance of the senior secured notes in July 2012, we expect interest expense to increase during the full year of 2013 as compared to 2012.

Non-cash interest expense on the liability related to sale of future royalties for the three months ended September 30, 2013 is consistent with the three months ended September 30, 2012. The increase in non-cash interest expense on the liability related to sale of future royalties for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 is attributable to the royalty sale transaction in February 2012, which results in nine months of non-cash interest recorded through September 30, 2013 as compared to approximately seven months in the same period in 2012. In the royalty sale transaction we sold all of our rights to receive future royalty payments on CIMZIA® and MIRCERA® in exchange for a cash payment of $124.0 million. As described in Note 4 to our Condensed Consolidated Financial Statements, this royalty sale transaction has been recorded as a liability that amortizes over the estimated royalty payment period as CIMZIA® and MIRCERA® royalties are remitted directly to the purchaser. We impute interest on the transaction and record interest expense at the effective interest rate, which we currently estimate to be approximately 17%. There are a number of factors that could materially affect the estimated interest rate and we will assess this estimate on a periodic basis. As a result, future interest rates could differ significantly and any such change in interest rate will be adjusted prospectively. Unless we adjust our estimated interest rate, we expect non-cash interest expense on the liability related to sale of future royalties to increase during the full year of 2013 as compared to 2012.

Liquidity and Capital Resources

We have financed our operations primarily through revenue from product sales, royalties and research and development contracts, as well as public and private placements of debt and equity. At September 30, 2013, we had approximately $208.6 million in cash and investments in marketable securities, of which $25.0 million was restricted in relation to our 12.0% senior secured notes, and $147.6 million in indebtedness. The indebtedness includes $125.0 million in aggregate principal amount of 12.0% senior secured notes due July 15, 2017, but excludes our long-term liability relating to the sale of future royalties. As is further described in Note 4 to our Condensed Consolidated Financial Statements, this royalty obligation liability will not generally be settled in cash, but we expect to be required to make a cash payment of $7.0 million in 2014 as a specified worldwide net sales threshold of MIRCERA® in 2013 is not expected to be met.

As of September 30, 2013, we had at least twelve months of working capital to fund our current business plans. We expect the clinical development of our proprietary drug candidates, including etirinotecan pegol (NKTR-102), Amikacin Inhale, NKTR-181, and NKTR-192, will require significant investment in order to continue to advance in clinical development with the objective of entering into a collaboration partnership or obtaining regulatory approval. However, we have no credit facility or any other sources of committed capital. In addition, while in the past we have received a number of significant payments from license and collaboration agreements and other significant transactions, we do not currently anticipate completing new transactions with substantial upfront payments in the near-term. Our current business plan is also subject to significant uncertainties and risks as a result of, among other factors, expenses being higher than anticipated, unplanned expenses, cash receipts being lower than anticipated, and the need to satisfy contingent liabilities, including litigation matters and indemnification obligations.

The availability and terms of various financing alternatives substantially depend on the success or failure of our drug development programs, including naloxegol, etirinotecan pegol, BAX 855, Amikacin Inhale, NKTR-181, and NKTR-192. The availability and terms of financing alternatives and any future significant payments from existing or new collaborations all depend on the positive outcome of ongoing or planned clinical studies, whether we or our partners are successful in obtaining health authority approvals in major markets, and if approved, the commercial success of these drugs. In the event we do not enter into any new collaboration partnerships with significant upfront payments or do not receive the $70.0 million naloxegol regulatory milestone payment as discussed above, we would likely be required to pursue financing alternatives. In the event we determine to pursue financing alternatives, our objective would be to first explore financing alternatives that are not dilutive to the ownership of our common stock security holders. However, if non-dilutive financing alternatives are not available to us on commercially reasonable terms or at all, we could be required to pursue dilutive equity-based financing alternatives such as an offering of convertible debt or common stock. If we do not receive substantial milestone payments from our existing collaboration agreements, execute new high-value collaborations or other arrangements, or are unable to raise additional capital in one or more financing transactions, we would be unable to continue our current level of investment in research and development.

Due to the potential for continued uncertainty in the credit markets in 2013 and thereafter, we may experience reduced liquidity with respect to some of our investments in marketable securities. These investments are generally held to maturity, which, in accordance with our investment policy, is less than two years. However, if the need arises to liquidate such securities before maturity, we may experience losses on liquidation. At September 30, 2013, the average time to maturity of the investments held in our portfolio was approximately three months and the maturity of any single investment did not exceed one year. To date we have not experienced any liquidity issues with respect to these securities, but if such issues arise, we may be required to hold some, or all, of these securities until maturity. We believe that, even allowing for potential liquidity issues with respect to these securities, our remaining cash and investments in marketable securities will be sufficient to meet our anticipated cash needs for at least the next twelve months.

Cash flows from operating activities

Cash flows used in operating activities for the nine months ended September 30, 2013 totaled $92.2 million, which includes $124.5 million of net operating cash uses as well as $15.2 million for interest payments on our senior secured notes, partially offset by the receipt of $47.5 million for milestones from collaboration agreements. Because of the nature and timing of certain cash receipts and payments, net cash utilization is not expected to be ratable over the four quarters of the year. We expect cash flows used in operating activities, excluding upfront and milestone payments received, if any, will increase for the full year of 2013 as compared to 2012 as a result of increased spending on our proprietary research and development programs, particularly our BEACON study.

Cash flows used in operating activities for the nine months ended September 30, 2012 totaled $82.4 million, which includes $94.2 million of net operating cash uses as well as $6.7 million for interest payments on our convertible subordinated notes, partially offset by the receipt of $18.5 million for milestones from collaboration agreements.

Cash flows from investing activities

We paid $1.4 million and $5.7 million to purchase property and equipment in the nine months ended September 30, 2013 and 2012, respectively.

Cash flows from financing activities

On February 24, 2012, we sold all of our rights to receive future royalty payments on CIMZIA® and MIRCERA® in exchange for a cash payment of $124.0 million. As part of this sale, we incurred approximately $4.4 million in transaction costs. During the nine months ended September 30, 2013, we made a $3.0 million payment to the purchaser of these royalties because the minimum 2012 MIRCERA® net sales threshold was not met.

We received $5.3 million and $3.2 million from issuances of common stock to employees under our equity compensation plans during the nine months ended September 30, 2013 and 2012, respectively.

Contractual Obligations

There were no material changes during the nine months ended September 30, 2013 to the summary of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2012 on file with the Securities and Exchange Commission.

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

Our market risks at September 30, 2013 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2012 on file with the Securities and Exchange Commission.

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

Changes in Internal Control Over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. However, there was no change in our internal control over financial reporting that occurred in the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The FDA is exploring whether there is any evidence of potential elevated cardiovascular risk possibly related to mu-opioid antagonists and naloxegol is a mu-opioid antagonist. AstraZeneca completed a 52-week, long-term controlled safety trial of naloxegol as part of the Phase 3 naloxegol development program. The FDA’s general safety concern is based on data from other mu-opioid antagonist programs that may indicate increased cardiovascular risk associated with opioid withdrawal or the antagonism of the delta subtype of the opioid receptor, for which the FDA has not yet made a causal connection between these mechanisms and elevated cardiovascular risk. On October 1, 2013, Salix Pharmaceuticals, Ltd. announced that the FDA plans to convene an Advisory Committee on March 10-11, 2014 to consider Salix’s supplemental NDA (sNDA) for RELISTOR® (methylnaltrexone bromide) Subcutaneous Injection, for OIC. Prior to this announcement, on June 11, 2013, Salix announced that one of the other purposes of convening the Advisory Committee is that the “FDA needs to provide consistent advice regarding the need for Major Adverse Cardiovascular Event (MACE) studies to applicants developing drug products in this class for this indication. For this reason, a broader discussion of the potential for cardiovascular events across the drug class is necessary.” Because naloxegol is also a mu-opioid antagonist, the outcome of the review by this Advisory Committee could have an important impact on the naloxegol program.

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

We are a party to certain significant agreements, including an asset purchase agreement with Novartis pursuant to which we sold a significant portion of our pulmonary business at the end of 2008, the worldwide exclusive license agreement with AstraZeneca related to the further development and commercialization of naloxegol, and the purchase and sale agreement with RPI Finance Trust (RPI) related to the sale of our royalty interests in UCB’s CIMZIA® and Roche’s MIRCERA® that we completed in February 2012. Each of these agreements contains complex representations and warranties, covenants and indemnification obligations. If we breach any of our agreements with Novartis, AstraZeneca, RPI or any third party agreements impacted by these complex transactions, such a breach could result in substantial future liability and harm our financial condition.

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

As of September 30, 2013, we had cash and investments in marketable securities valued at approximately $208.6 million, of which $25.0 million was restricted in relation to our 12.0% senior secured notes, and indebtedness of approximately $147.6 million. The indebtedness includes approximately $125.0 million in senior secured notes due July 2017, but excludes our long-term liability relating to the sale of future royalties. While this royalty obligation liability will not generally be settled in cash, we expect to be required to make a cash payment of $7.0 million in 2014, as a certain performance target is not expected to be met. While we believe that our cash position will be sufficient to meet our liquidity requirements through at least the next 12 months, our future capital requirements will depend upon numerous unpredictable factors, including:

•	the cost, timing and outcomes of clinical studies and regulatory reviews of our proprietary drug candidates that we have licensed to our collaboration partners — important examples include naloxegol that has been licensed to AstraZeneca, Amikacin Inhale that has been licensed to Bayer, and BAX 855 that is being developed by Baxter under an intellectual property licence from us;

•	if and when we receive potential milestone payments and royalties from our existing collaborations if the drug candidates subject to those collaborations achieve clinical, regulatory or commercial success — in particular, on September 16, 2013, AstraZeneca submitted a naloxegol regulatory approval application with the FDA, however we are only entitled to the $70.0 million milestone payment associated with this submission upon acceptance of the regulatory approval application for review by the FDA;

•	the progress, timing, cost and results of our clinical development programs — in particular our Phase 3 BEACON study for etirinotecan pegol and our clinical studies for NKTR-181;

•	the success, progress, timing and costs of our efforts to implement new collaborations, licenses and other transactions that increase our current net cash, such as the sale of additional royalty interests held by us, term loan or other debt arrangements, and the issuance of securities;

•	the outcome of the regulatory review process and commercial success of drug products for which we are entitled to receive royalties (e.g., Allergan, Inc.’s LEVADEX®);

•	the number of patients, enrollment criteria, primary and secondary endpoints, and the number of clinical studies required by the government health authorities in order to consider for approval our drug candidates and those of our collaboration partners;

•	our general and administrative expenses, capital expenditures and other uses of cash; and

•	disputes concerning patents, proprietary rights, or license and collaboration agreements that negatively impact our receipt of milestone payments or royalties or require us to make significant payments arising from licenses, settlements, adverse judgments or ongoing royalties.

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

The results from the expanded Phase 2 clinical study for etirinotecan pegol in women with platinum-resistant/refractory ovarian cancer are unlikely to result in a conditional approval by the EMA.

In 2010 and 2011, we expanded the etirinotecan pegol Phase 2 clinical study in ovarian cancer by 110 patients in women with platinum-resistant/refractory ovarian cancer that had received prior Doxil® therapy with the potential for us to consider an early New Drug Application (NDA) submission to the FDA. We recently conducted an end-of-Phase 2 meeting with the FDA in which the FDA has advised us that a Phase 3 clinical study would be required in order to support an NDA filing for etirinotecan pegol in ovarian cancer; however they also indicated that a positive interim analysis in a Phase 3 clinical study could potentially support an accelerated NDA filing prior to completing the study. We also recently had a pre-submission meeting with the EMA to begin the process to obtain scientific advice and protocol assistance for further development of etirinotecan pegol for ovarian cancer in the European Union. We plan to discuss the potential of a conditional approval with the EMA based on the Phase 2 clinical study. However, it is highly likely that a Phase 3 clinical study will also be required to support EMA approval of etirinotecan pegol in ovarian cancer.

While we have conducted numerous experiments using laboratory and home-based chemistry techniques that have not been able to convert NKTR-181 into a rapid-acting and more abusable opioid, there is a risk that in the future a technique could be discovered to convert NKTR-181 into a rapid-acting and more abusable opioid, which would significantly diminish the value of this drug candidate.

An important objective of our NKTR-181 drug development program is to create a unique opioid molecule that does not rapidly enter a patient’s central nervous system and therefore has the potential to be less susceptible to abuse than alternative opioid therapies. To date, we have conducted numerous experiments using laboratory and home-based chemistry techniques that have been unable to convert NKTR-181 into a rapidly-acting, more abusable form of opioid. In the future, an alternative chemistry technique, process or method of administration, or combination thereof, may be discovered to enable the conversion of NKTR-181 into a more abusable opioid, which could significantly and negatively impact the potential of NKTR-181.

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

From time to time, we publish preliminary or interim data from our clinical studies. For example, we have announced preliminary topline data from our Phase 2 clinical study for NKTR-181. Preliminary data remains subject to audit confirmation and verification procedures that may result in the final data being materially different from the preliminary data we previously published. Interim data is also subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data becomes available. As a result, preliminary and interim data should be viewed with caution until the final data are available. Material adverse changes in the final data could significantly harm our business prospects.

Delays in clinical studies are common and have many causes, and any significant delay in clinical studies being conducted by us or our partners could result in delay in regulatory approvals and jeopardize the ability to proceed to commercialization.

We or our partners may experience delays in clinical trials of drug candidates. Etirinotecan pegol in patients with metastatic breast cancer and BAX 855 are currently in Phase 3 clinical studies, and Bayer has initiated Phase 3 clinical development of BAY41-6551 with the first patient enrolled in April 2013. A Phase 2 clinical study for etirinotecan pegol in patients with metastatic colorectal cancer is still open for enrollment. In addition, we completed a Phase 2 efficacy study and a human abuse study for NKTR-181. We are currently evaluating the recently announced results from our Phase 2 efficacy clinical study for NKTR-181 and are in the planning stage for a Phase 3 clinical study for NKTR-181 including continuing consultations with leaders in the pain clinical trial field and future interactions with the FDA. Because it is unlikely that we will be able to identify a single cause for the NKTR-181 Phase 2 study not meeting its primary efficacy endpoint, there is increased risk in effectively designing a Phase 3 clinical study to demonstrate the efficacy of NKTR-181. These and other of our planned clinical studies may not begin on time, have an effective design, enroll a sufficient number of patients or be completed on schedule, if at all. Our clinical trials for any of our product candidates could be delayed for a variety of reasons, including:

•	delays in obtaining regulatory approval to commence a clinical study;

•	delays in reaching agreement with applicable health authorities on a clinical study design;

•	imposition of a clinical hold following an inspection of our clinical trial operations or trial sites by the FDA or other health authorities;

•	suspension or termination of a clinical study by us, our partners, the FDA or foreign health authorities due to adverse side effects of a drug on subjects in the trial;

•	delays in recruiting suitable patients to participate in a trial;

•	delays in having patients complete participation in a trial or return for post-treatment follow-up;

•	clinical sites dropping out of a trial to the detriment of enrollment rates;

•	delays in manufacturing and delivery of sufficient supply of clinical trial materials; and

•	changes in health authorities policies or guidance applicable to our drug candidates.

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

We have filed patent applications, and plan to file additional patent applications, covering various aspects of our PEGylation and advanced polymer conjugate technologies and our proprietary product candidates. There can be no assurance that the patent applications for which we apply would actually issue as patents, or do so with commercially relevant and/or broad coverage. The coverage claimed in a patent application can be significantly reduced before the patent is issued. The scope of our claim coverage can be critical to our ability to enter into licensing transactions with third parties and our right to receive royalties from our collaboration partnerships. Since publication of discoveries in scientific or patent literature often lags behind the date of such discoveries, we cannot be certain that we were the first inventor of inventions covered by our patents or patent applications. In addition, there is no guarantee that we will be the first to file a patent application directed to an invention.

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

We are involved in legal proceedings and may incur substantial litigation costs and liabilities that will adversely affect our business, financial condition and results of operations.

From time to time, third parties have asserted, and may in the future assert, that we or our partners infringe their proprietary rights, such as patents and trade secrets, or have otherwise breached our obligations to them. The third party often bases its assertions on a claim that its patents cover our technology platform or drug candidates or that we have misappropriated its confidential or proprietary information. Similar assertions of infringement could be based on future patents that may issue to third parties. In certain of our agreements with our partners, we are obligated to indemnify and hold harmless our collaboration partners from intellectual property infringement, product liability and certain other claims, which could cause us to incur substantial costs and liability if we are called upon to defend ourselves and our partners against any claims. If a third party obtains injunctive or other equitable relief against us or our partners, they could effectively prevent us, or our partners, from developing or commercializing, or deriving revenue from, certain drugs or drug candidates in the U.S. and abroad. Currently, the Research Foundation of the State University of New York (SUNY) seeks to recover amounts it alleges it is owed pursuant to a technology licensing contract between SUNY and us. SUNY has filed an action in the United States District Court for the Northern District of New York. We dispute SUNY’s claims. The trial is currently scheduled to start in the first quarter of 2014. However, we cannot predict with certainty the eventual outcome of any pending or future litigation. Costs associated with such litigation, substantial damage claims, indemnification claims or royalties paid for licenses from third parties could have a material adverse effect on our business, financial condition and results of operations.

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

Our revenue is derived from our collaboration agreements, from which we receive contract research payments, milestone payments based on clinical progress, regulatory progress or net sales achievements, royalties and manufacturing revenue. Significant variations in the timing of receipt of cash payments and our recognition of revenue can result from significant milestone payments based on the execution of new collaboration agreements, the timing of clinical outcomes, regulatory approval, commercial launch and the achievement of certain annual sales thresholds. The amount of our revenue derived from collaboration agreements in any given period will depend on a number of unpredictable factors, including our ability to find and maintain suitable collaboration partners, the timing of the negotiation and conclusion of collaboration agreements with such partners, whether and when we or our collaboration partners achieve clinical, regulatory and sales milestones, the timing of regulatory approvals in one or more major markets, reimbursement levels by private and government payers, and the market introduction of new drugs or generic versions of the approved drug, as well as other factors.

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

Given these risks, the success of our current and future partnerships is highly unpredictable and can have a substantial negative or positive impact on our business. We have entered into collaboration agreements in the past that have been subsequently terminated, such as our collaboration agreement with Pfizer for the development and commercialization of inhaled insulin that was terminated by Pfizer in November 2007. If other collaboration agreements are suspended or terminated, our ability to commercialize certain other proposed product candidates could also be negatively impacted. If our collaborations fail, our product development or commercialization of product candidates could be delayed or cancelled, which would negatively impact our business, results of operations and financial condition.

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

For the nine months ended September 30, 2013, we reported a net loss of $114.4 million. If and when we achieve profitability depends upon a number of factors, including the timing and recognition of milestone payments and royalties received, the timing of revenue under our collaboration agreements, the amount of investments we make in our proprietary product candidates and the regulatory approval and market success of our product candidates. We may not be able to achieve and sustain profitability.

Other factors that will affect whether we achieve and sustain profitability include our ability, alone or together with our partners, to:

•	develop drugs utilizing our technologies, either independently or in collaboration with other pharmaceutical or biotech companies;

•	effectively estimate and manage clinical development costs, particularly the cost of the BEACON study and the clinical studies for NKTR-181;

•	receive necessary regulatory and marketing approvals;

•	maintain or expand manufacturing at necessary levels;

•	achieve market acceptance of our partnered products;

•	receive royalties on products that have been approved, marketed or submitted for marketing approval with regulatory authorities; and

•	maintain sufficient funds to finance our activities.

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

There are several competitors for our proprietary product candidates currently in development. For Amikacin Inhale, the current standard of care includes several approved intravenous antibiotics for the treatment of either hospital-acquired pneumonia or ventilator-associated pneumonia in patients on mechanical ventilators. For naloxegol, there are currently several alternative therapies used to address opioid-induced constipation (OIC) and opioid-induced bowel dysfunction (OBD), including subcutaneous Relistor® (methylnaltrexone bromide) and oral and rectal over-the-counter laxatives and stool softeners such as docusate sodium, senna and milk of magnesia. In addition, there are a number of companies developing potential products which are in various stages of clinical development and are being evaluated for the treatment of OIC and OBD in different patient populations, including Cubist Pharmaceuticals, Progenics Pharmaceuticals, Inc. in collaboration with Salix Pharmaceuticals, Ltd., Mundipharma Int. Limited, Sucampo Pharmaceuticals and Takeda Pharmaceutical Company Limited. For etirinotecan pegol, there are a number of chemotherapies and cancer therapies approved today and in various stages of clinical development for breast and ovarian cancers, including, but not limited to: Abraxane® (paclitaxel protein-bound particles for injectable suspension (albumin bound)), Afinitor® (everolimus), Doxil® (doxorubicin HCl), Ellence® (epirubicin), Gemzar® (gemcitabine), Halaven® (eribulin), Herceptin® (trastuzumab), Hycamtin® (topotecan), Ixempra® (ixabepilone), Navelbine® (vinolrebine), Iniparib, Paraplatin® (carboplatin), Taxol® (paclitaxel) and Taxotere® (docetaxel). Major pharmaceutical or biotechnology companies with approved drugs or drugs in development for these cancers include, but are not limited to, Bristol-Meyers Squibb, Eli Lilly & Co., Roche, GlaxoSmithKline plc, Johnson and Johnson, Pfizer, Inc. and Sanofi Aventis. There are approved therapies for the treatment of colorectal cancer, including Eloxatin® (oxaliplatin), Camptosar® (irinotecan), Avastin® (bevacizumab), Zaltrap® (Ziv-afilbercept), Stivarga® (regorafenib), Erbitux® (cetuximab), Vectibix® (panitumumab), Xeloda® (capecitabine), Adrucil® (fluorouracil) and Wellcovorin ® (leucovorin). In addition, there are a number of drugs in various stages of preclinical and clinical development from companies exploring cancer therapies or improved chemotherapeutic agents to potentially treat colorectal cancer, including, but not limited to, products in development from Bristol-Myers Squibb Company, Pfizer, Inc., GlaxoSmithKline plc, Antigenics, Inc., F. Hoffmann-La Roche Ltd, Novartis AG, Cell Therapeutics, Inc., Neopharm Inc., Meditech Research Ltd, Alchemia Limited, and Enzon Pharmaceuticals, Inc.

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

Further, provisions of Delaware law relating to business combinations with interested stockholders may discourage, delay or prevent a third party from acquiring us. These provisions may also discourage, delay or prevent a third party from acquiring a large portion of our securities or initiating a tender offer or proxy contest, even if our stockholders might receive a premium for their shares in the acquisition over the then-current market prices. We also have a change of control severance benefit plan, which provides for certain cash severance, stock award acceleration and other benefits in the event our employees are terminated (or, in some cases, resign for specified reasons) following an acquisition. This severance plan could discourage a third party from acquiring us.

Risks Related to Our Securities

The price of our common stock is expected to remain volatile.

Our stock price is volatile. During the three months ended September 30, 2013, based on closing prices on The NASDAQ Global Select Market, our stock price ranged from $10.45 to $13.96 per share. We expect our stock price to remain volatile. A variety of factors may have a significant effect on the market price of our common stock, including:

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

None, including no purchases of any class of our equity securities by us or any affiliate pursuant to any publicly announced repurchase plan in the three months ended September 30, 2013.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Except as so indicated in Exhibits 32.1 and 101, the following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Documents

10.1(1)	Amendment No. 1 to that certain License Agreement dated September 20, 2009, effective as of August 8, 2013, by and between AstraZeneca AB, a Swedish corporation, and Nektar Therapeutics.+

31.1(1)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(1)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

101**	The following materials from Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

(1)	Filed herewith.
+	Confidential treatment with respect to specific portions of this Exhibit has been requested, and such portions are omitted and have been filed separately with the SEC.
*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as otherwise stated in such filing.
**	XBRL information is filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/S/ JOHN NICHOLSON
John Nicholson
Senior Vice President and Chief Financial Officer
Date: November 7, 2013

By:	/S/ JILLIAN B. THOMSEN
Jillian B. Thomsen
Senior Vice President, Finance and Chief Accounting Officer
Date: November 7, 2013

EXHIBIT INDEX

Except as so indicated in Exhibits 32.1 and 101, the following exhibits are filed as part of, or incorporated by reference in, this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Documents

10.1(1)	Amendment No. 1 to that certain License Agreement dated September 20, 2009, effective as of August 8, 2013, by and between AstraZeneca AB, a Swedish corporation, and Nektar Therapeutics.+

31.1(1)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(1)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

101**	The following materials from Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

(1)	Filed herewith.
+	Confidential treatment with respect to specific portions of this Exhibit has been requested, and such portions are omitted and have been filed separately with the SEC.
*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as otherwise stated in such filing.
**	XBRL information is filed herewith.