Form 10-K
period 2013-12-31
NEKTAR THERAPEUTICS
filed 2014-02-27
CIK 906709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒

The approximate aggregate market value of voting stock held by non-affiliates of the registrant, based upon the last sale price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, June 28, 2013, as reported on the NASDAQ Global Select Market, was approximately $1,330,867,461. This calculation excludes approximately 456,759 shares held by directors and executive officers of the registrant. Exclusion of these shares does not constitute a determination that each such person is an affiliate of the registrant.

As of February 20, 2014, the number of outstanding shares of the registrant’s common stock was 126,645,285.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive Proxy Statement to be filed for its 2014 Annual Meeting of Stockholders are incorporated by reference into Part III hereof. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

NEKTAR THERAPEUTICS

2013 ANNUAL REPORT ON FORM 10-K

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

We are a clinical-stage biopharmaceutical company developing a pipeline of drug candidates that utilize our PEGylation and advanced polymer conjugate technology platforms, which are designed to enable the development of new molecular entities that target known mechanisms of action. Our current proprietary pipeline is comprised of drug candidates across a number of therapeutic areas including oncology, pain, anti-infectives and immunology. Our research and development activities involve small molecule drugs, peptides and other biologic drug candidates. We create innovative drug candidates by using our proprietary advanced polymer conjugate technologies and expertise to modify the chemical structure of pharmacophores to create new molecular entities. Additionally, we may utilize established pharmacologic targets to engineer a new drug candidate relying on a combination of the known properties of these targets and our proprietary polymer chemistry technology and expertise. Our drug candidates are designed to improve the overall benefits and use of a drug for patients by improving the metabolism, distribution, pharmacokinetics, pharmacodynamics, half-life and/or bioavailability of drugs. Our objective is to apply our advanced polymer conjugate technology platform to create new drug candidates in multiple therapeutic areas that address large potential markets.

Our most-advanced proprietary drug candidate, naloxegol (formerly known as NKTR-118), is an oral peripherally-acting opioid antagonist, for the treatment of opioid-induced constipation, or OIC, in patients with non-cancer pain, the most common side effect caused by chronic administration of prescription opioid pain medicines. Naloxegol has been specifically designed as a once-daily tablet to block the binding of opioids to the opioid receptors in the gastrointestinal tract while not crossing the blood brain barrier and impacting the analgesic activity of opioids binding to opioid receptors in the brain. In November 2013, we reported that our collaboration partner AstraZeneca PLC announced that the United States Food and Drug Administration, or FDA, accepted the New Drug Application, or NDA, for naloxegol, with a Prescription Drug User Fee Act, or PDUFA, date of September 16, 2014. The NDA filing was based on comprehensive data from a Phase 3 clinical development program comprised of four clinical trials designed to investigate the safety and efficacy of naloxegol for the treatment of OIC. AstraZeneca has also filed marketing applications for naloxegol with health authorities in the European Union (E.U.) and Canada. The FDA is currently planning to hold an advisory committee meeting to review the cardiovascular safety and potential additional safety study requirements for peripheral mu-opioid receptor antagonist class of drugs, including naloxegol. The FDA advisory committee meeting, which had been originally scheduled for March 10-11, 2014, is being rescheduled due to scheduling conflicts.

Our second-most-advanced drug candidate, etirinotecan pegol (also known as NKTR-102), is a next-generation topoisomerase I inhibitor, currently being evaluated in a Phase 3 clinical study as a single-agent therapy for women with metastatic breast cancer. This Phase 3 clinical study, which we call the BEACON study (BrEAst Cancer Outcomes with NKTR-102), was initiated by us in December 2011 and enrollment completed in July 2013. The BEACON study enrolled approximately 850 women with locally recurrent or metastatic breast cancer who have had prior treatment with anthracycline, taxane and capecitabine in either the adjuvant or metastatic setting. Patients in the BEACON study were randomized on a 1:1 basis to receive either single-agent etirinotecan pegol or a single agent of physician’s choice. The primary endpoint of the BEACON study is overall survival, and secondary endpoints include progression-free survival and objective tumor response rate. On January 14, 2014, we announced that the Independent Data Monitoring Committee, or the DMC, created to provide safety oversight for the BEACON study recommended continuation of the Phase 3 BEACON study following an interim data analysis which was performed after reaching 50% of the events needed to achieve the primary endpoint of overall survival. In November 2012, the FDA designated etirinotecan pegol as a Fast Track development program for the treatment of patients with locally recurrent or metastatic breast cancer progressing after treatment with an anthracycline, a taxane, and capecitabine. We have also studied or provided support for ongoing studies being conducted for etirinotecan pegol in bevacizumab (Avastin)-resistant high-grade glioma, colorectal cancer, metastatic and recurrent non-small cell lung cancer, and ovarian cancer.

Our third most advanced proprietary drug candidate, NKTR-181, is a novel mu-opioid analgesic drug candidate for chronic pain conditions. The molecule has been designed to have a slow rate of entry into the brain, which is expected to reduce the attractiveness of the molecule as a target of abuse and reduce other serious central nervous system-related side effects, such as sedation and respiratory depression, which are commonly associated with standard opioid therapies. Its potential differentiating properties are inherent to the design of the new molecule and, as a new molecular structure, NKTR-181’s abuse deterrent property does not rely on a formulation approach, a common method used with opioid drugs to reduce their ease of conversion into abusable forms of an opioid. In May 2012, the FDA designated NKTR-181 as a Fast Track development program for the treatment of moderate to severe chronic pain. In the first half of 2013, we conducted a human abuse liability study, or HAL study, for NKTR-181. On June 19, 2013, we announced results from that HAL study demonstrated that NKTR-181 was rated similar to placebo in “drug liking” and “feeling high” scores and had highly statistically significant lower “drug liking” scores and reduced “feeling high” scores as compared to oxycodone at all doses tested (p < 0.0001). On September 26, 2013, we announced preliminary topline results from a Phase 2 clinical study of NKTR-181 in patients with moderate to severe chronic pain from osteoarthritis of the knee. In this study, NKTR-181 performed as expected as an opioid analgesic throughout the study. However, patients who were randomized to the placebo arm following a drug titration phase did not show the expected increase in pain scores observed in similar enriched enrollment, randomized withdrawal studies. This lack of a placebo rebound in the maintenance phase of the trial caused the Phase 2 study to miss the primary endpoint, which was the average change in a patient’s pain score from baseline to the end of the double-blind, randomized treatment period. In December 2013, we met with the FDA to discuss the results of the Phase 2 clinical study and certain preliminary considerations for the Phase 3 clinical study design. We are currently evaluating the appropriate Phase 3 clinical study design for NKTR-181 and expect to start a Phase 3 clinical study in mid-2014, following the completion of an end-of-Phase 2 meeting with the FDA planned to occur in the first half of 2014.

We also have additional proprietary preclinical and clinical drug candidates being developed for pain relief. On January 14, 2014, we announced that the first subjects were dosed in a Phase 1 clinical study for NKTR-171, a new sodium channel blocker being developed as an oral therapy for the treatment of peripheral neuropathic pain. This single-ascending dose Phase 1 clinical study of NKTR-171 will assess its pharmacokinetics, tolerability, and safety in up to 75 healthy subjects. NKTR-171 is a new molecular entity that is specifically designed to treat neuropathic pain by blocking hyperactive neuronal sodium channels associated with damaged nerves in the peripheral nervous system. NKTR-171 is designed to be a peripherally-restricted molecule, with the aim of not causing central nervous system (CNS) side effects that limit usage of existing therapies. In addition, we are also developing NKTR-192, a novel mu-opioid analgesic molecule with a short-acting profile designed to treat acute pain while addressing the serious CNS-related side effects associated with standard short-acting opioid therapies. In January 2014, we announced that we observed elevated liver enzymes in some patients at the highest dose in a Phase 1 clinical study for NKTR-192. As a result, NKTR-192 will no longer be developed as an oral formulation and has returned to preclinical development where we are exploring its potential as an injectable therapy to treat migraine and acute cancer pain. In addition, we are also advancing other acute pain drug candidates in preclinical development.

We have a significant collaboration with Baxter Healthcare (Baxter), to identify and develop PEGylated drug candidates with the objective of providing new long-acting therapies for hemophilia patients. Under the terms of this collaboration, we are providing our PEGylation technology and expertise and Baxter is responsible for all clinical development. The first drug candidate in this collaboration, BAX 855, is a longer-acting (PEGylated) form of a full-length recombinant factor VIII (rFVIII) protein which has completed Phase 1 clinical development in patients with hemophilia A. In February 2013, Baxter initiated a Phase 3 multi-center, open-label clinical study called PROLONG-ATE in previously treated adult patients with severe hemophilia A to assess the efficacy, safety and pharmacokinetics of BAX 855 for prophylaxis and on-demand treatment of bleeding. On November 13, 2013, Baxter announced that it had completed enrollment of 146 patients in the PROLONG-ATE clinical study.

We also have a significant collaboration with Bayer Healthcare LLC (Bayer), to develop BAY41-6551 (Amikacin Inhale, formerly known as NKTR-061), which is an inhaled solution of amikacin, an aminoglycoside antibiotic. We originally developed the liquid aerosol inhalation platform and the NKTR-061 drug candidate and entered into a collaboration agreement with Bayer in August 2007 to further advance the drug candidate’s development and potential commercialization. Bayer is currently enrolling patients in a Phase 3 clinical study for Amikacin Inhale that commenced in April 2013. Bayer is conducting this study under a Special Protocol Assessment process that was agreed to with the FDA in 2011.

We also have a number of license, manufacturing and supply agreements with leading biotechnology and pharmaceutical companies, including Amgen Inc., MAP Pharmaceuticals, Inc., Merck & Co., Inc., Ophthotech Corporation, Pfizer, Inc., F. Hoffmann-La Roche Ltd (Roche), Regado Biosciences, Inc., and UCB Pharma. A total of eight products using our PEGylation technology have received regulatory approval in the U.S. or E.U. There are also a number of other products in clinical development that incorporate our advanced PEGylation and advanced polymer conjugate technologies.

On December 31, 2008, we completed the sale and transfer of certain pulmonary technology rights, certain pulmonary collaboration agreements and approximately 140 dedicated pulmonary personnel and operations to Novartis Pharma AG. We retained all of our rights to Amikacin Inhale and our right to receive royalties on net sales of the Cipro DPI (Cipro Dry Powder Inhaler, previously called Cipro Inhale) program with Bayer Schering Pharma AG that we transferred to Novartis as part of the transaction. In August 2012, Bayer initiated a global Phase 3 program called RESPIRE for the Cipro DPI product candidate in patients with non-cystic fibrosis bronchiectasis. The two placebo-controlled trials, RESPIRE-1 and RESPIRE-2, are enrolling up to 600 patients and will evaluate Cipro DPI as a chronic, intermittent therapy over a period of 48 weeks.

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

Our Technology Platform

As a leader in the PEGylation field, we have advanced our technology platform to include new advanced polymer conjugate chemistries and polymer technologies that can be tailored in specific and customized ways with the objective of optimizing and significantly improving the profile of a wide range of molecules including many classes of drugs targeting numerous disease areas. PEGylation has been a highly effective technology platform for the development of therapeutics with significant commercial success, such as Amgen’s Neulasta® (pegfilgrastim) and Roche’s PEGASYS® (PEG-interferon alfa-2a). Nearly all of the PEGylated drugs approved over the last fifteen years were enabled with our PEGylation technology through our collaborations and licensing partnerships with a number of well-known biotechnology and pharmaceutical companies. PEGylation is a versatile technology as a result of polyethylene glycol (PEG) being a water soluble, amphiphilic, non-toxic, non-immunogenic compound that has been shown to safely clear from the body. Its primary use to date has been in currently approved biologic drugs to favorably alter their pharmacokinetic or pharmacodynamic properties. However, in spite of its widespread success in commercial drugs, there are some limitations with the first-generation PEGylation approaches that have been used with biologics. These techniques cannot be used successfully to create small molecule drugs which could potentially benefit from the application of the technology. Other limitations of the early applications of PEGylation technology include sub-optimal bioavailability and bioactivity, and its limited ability to be used to fine-tune properties of the drug, as well as its inability to be used to create oral drugs.

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

Both our PEGylation and advanced polymer conjugate technology platforms have the potential to offer one or more of the following benefits:

•	improve efficacy or safety of a drug as a result of better pharmacokinetics, pharmacodynamics, longer half-life and sustained exposure of the drug;

•	improve targeting or binding affinity of a drug to its target receptors with the potential to improve efficacy and reduce toxicity or drug resistance;

•	improve solubility of a drug;

•	enable oral administration of parenterally-administered drugs, or drugs that must be administered intravenously or subcutaneously, and increase oral bioavailability of small molecules;

•	prevent drugs from crossing the blood-brain barrier, or reduce their rate of passage into the brain, thereby limiting undesirable central nervous system effects;

•	reduce first-pass metabolism effects of certain drug classes with the potential to improve efficacy, which could reduce the need for other medicines and reduce toxicity;

•	reduce the rates of drug absorption and of elimination or metabolism by improving stability of the drug in the body and providing it with more time to act on its target;

•	differentially alter binding affinity of a drug for multiple receptors, improving its selectivity for one receptor over another; and

•	reduce immune response to certain macromolecules with the potential to prolong their effectiveness with repeated doses.

We have a broad range of approaches that we may use when designing our own drug candidates, some of which are further described below.

Small Molecule Stable Polymer Conjugates

Our customized approach for small molecule polymer conjugates allows for the fine-tuning of the physicochemical and pharmacological properties of small molecule oral drugs to potentially increase their therapeutic benefit. In addition, this approach can enable oral administration of subcutaneously or intravenously delivered small molecule drugs that have low bioavailability when delivered orally. The benefits of this approach can also include: improved potency, modified biodistribution with enhanced pharmacodynamics, and reduced transport across specific membrane barriers in the body, such as the blood-brain barrier. Two primary examples of reducing transport across the blood-brain barrier are naloxegol, an orally-available peripherally-acting opioid antagonist that AstraZeneca has filed applications for marketing authorizations, and NKTR-171, a novel peripherally-acting sodium channel blocker that is currently in a Phase 1 clinical study for the treatment of neuropathic pain. An additional example of the application of membrane transport, specifically slowing transport across the blood-brain barrier is NKTR-181, an orally-available mu-opioid analgesic molecule that we plan to initiate Phase 3 clinical studies starting in mid-2014, following the completion of an end-of-Phase 2 meeting with the FDA in the first half of 2014.

Small Molecule Pro-Drug Releasable Polymer Conjugates

The pro-drug polymer conjugation approach can be used to optimize the pharmacokinetics and pharmacodynamics of a small molecule drug to substantially increase its efficacy and improve its side effect profile. We are currently using this platform with oncolytics, which typically have sub-optimal half-lives that can limit their therapeutic efficacy. With our releasable polymer conjugate technology platform, we believe that these drugs can be modulated for programmed release within the body, optimized bioactivity and increased sustained exposure of active drug to tumor cells in the body. We are using this approach with our lead oncolytic drug candidate, etirinotecan pegol, a next-generation topoisomerase I-inhibitor currently in the Phase 3 BEACON clinical study for treatment of metastatic breast cancer.

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

Antibody Fragment Polymer Conjugates

This approach uses a large molecular weight PEG conjugated to antibody fragments in order to potentially improve their toxicity profile, extend their half-life and allow for ease of synthesis with the antibody. The specially designed PEG replaces the function of the fragment crystallizable (Fc) domain of full length antibodies with a branched architecture PEG with either stable or degradable linkage. This approach can be used to reduce antigenicity, reduce glomerular filtration rate, enhance uptake by inflamed tissues, and retain antigen-binding affinity and recognition. There is currently one approved product on the market that utilizes our technology with an antibody fragment, CIMZIA® (certoluzimab pegol), which was developed by our partner UCB Pharma and is approved for the treatment of Crohn’s Disease, psoriatic arthritis and ankylosing spondylitis in the U.S. and rheumatoid arthritis in the U.S. and E.U.

Our Strategy

The key elements of our business strategy are described below:

Advance Our Proprietary Clinical Pipeline of Drug Candidates that Leverage Our PEGylation and Advanced Polymer Conjugate Platform

Our objective is to create value by advancing our lead drug candidates through various stages of clinical development. To support this strategy, we have significantly expanded and added expertise to our internal preclinical, clinical development and regulatory departments. A key component of our development strategy is to potentially reduce the risks and time associated with drug development by capitalizing on the known safety and efficacy of approved drugs as well as established pharmacologic targets and drugs directed to those targets. For many of our novel drug candidates, we may seek to study the drug candidates in indications for which the parent drugs have not been studied or approved. We believe that the improved characteristics of our drug candidates will provide meaningful benefit to patients compared to the existing therapies. In addition, in certain instances we have the opportunity to develop new treatments for patients for which the parent drugs are not currently approved.

Ensure Future Growth of our Proprietary Pipeline through Internal Research Efforts and Advancement of our Preclinical Drug Candidates into Clinical Trials

We believe it is important to maintain a diverse pipeline of new drug candidates to continue to build on the value of our business. Our discovery research organization is continuing to identify new drug candidates by applying our technology platform to a wide range of molecule classes, including small molecules and large proteins, peptides and antibodies, across multiple therapeutic areas. We continue to advance our most promising research drug candidates into preclinical development with the objective of advancing these early stage research programs to human clinical studies over the next several years.

Enter into Strategic and High-Value Partnerships to Bring Certain of Our Drug Candidates to Market

We decide on a drug candidate-by-drug candidate basis how far to advance clinical development (e.g. Phase 1, 2 or 3) and whether to commercialize products on our own, or seek a partner, or pursue a combination of these approaches. For example, in December 2010, we decided that we would move etirinotecan pegol (also known as NKTR-102) into Phase 3 clinical development in metastatic breast cancer prior to completing a collaboration partnership for this drug candidate. When we determine to seek a partner, our strategy is to enter into collaborations with leading pharmaceutical and biotechnology companies to fund further clinical development, manage the global regulatory filing process, and market and sell drugs in one or more geographies. The options for future collaboration arrangements range from comprehensive licensing and commercialization arrangements to co-promotion and co-development agreements with the structure of the collaboration depending on factors such as the structure of economic risk sharing, the cost and complexity of development, marketing and commercialization needs, therapeutic area and geographic capabilities.

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

Nektar Proprietary Drug Candidates in Clinical Development

The following table summarizes our proprietary drug candidates that are being developed by us or in collaboration with other pharmaceutical companies or independent investigators. The table includes the type of molecule or drug, the target indications for the drug candidate, and the status of the clinical development program.

Drug Candidate	Target Indication	Status(1)
Naloxegol (orally available peripherally-acting mu-opioid receptor antagonist)	Opioid-induced constipation	Filed in U.S., E.U., and Canada (Partnered with AstraZeneca AB)

Etirinotecan pegol (next-generation topoisomerase I inhibitor)	Locally recurrent or metastatic breast cancer	Phase 3

BAY41-6551 (Amikacin Inhale, formerly NKTR-061)	Gram-negative pneumonias	Phase 3 (Partnered with Bayer Healthcare LLC)*

NKTR-181 (orally-available mu-opioid analgesic molecule)	Moderate to severe chronic pain	Completed Phase 2

Etirinotecan pegol	Platinum-resistant/refractory ovarian cancer	Completed Phase 2

Etirinotecan pegol	Non-small cell lung cancer	ISS Phase 2

Etirinotecan pegol	Bevacizumab-resistant high-grade glioma	ISS Phase 2

Etirinotecan pegol	Small cell lung cancer	ISS Phase 2

Etirinotecan pegol	Second-line metastatic colorectal cancer in patients with the KRAS gene mutation	Phase 2

Drug Candidate	Target Indication	Status(1)
Etirinotecan pegol (in combination with 5-Fluorouracil/leucovorin)	Gastrointestinal-related solid tumors	Completed Phase 1

NKTR-171 (orally-available peripherally-acting sodium channel blocker)	Neuropathic pain	Phase 1

Naloxegol fixed-dose combinations (opioid/NKTR-118 combinations)	Chronic pain without constipation	Research/Preclinical (Partnered with AstraZeneca AB)

NKTR-192 (mu-opioid analgesic molecule)	Migraine and acute cancer pain	Research/Preclinical

NKTR-214 (cytokine immunostimulatory therapy)	Oncology	Research/Preclinical

(1)	Status definitions are:

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

Research/Preclinical — a drug candidate is being studied in research by way of in vitro studies and/or animal studies

ISS — Investigator sponsored study for which the Company is providing support.

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

Drug	Primary or Target Indications	Drug Marketer/Partner	Status(1)
Neulasta® (pegfilgrastim)	Neutropenia	Amgen Inc.	Approved

PEGASYS® (peginterferon alfa-2a)	Hepatitis-C	F. Hoffmann-La Roche Ltd	Approved

Somavert® (pegvisomant)	Acromegaly	Pfizer Inc.	Approved

PEG-INTRON® (peginterferon alfa-2b)	Hepatitis-C	Merck (through its acquisition of Schering-Plough Corporation)	Approved

Macugen® (pegaptanib sodium injection)	Age-related macular degeneration	Valeant Pharmaceuticals International, Inc.	Approved

CIMZIA® (certolizumab pegol)	Rheumatoid arthritis	UCB Pharma	Approved*

CIMZIA® (certolizumab pegol)	Crohn’s disease	UCB Pharma	Approved*

CIMZIA® (certoluzimab pegol)	Psoriasis/Ankylosing Spondylitis	UCB Pharma	Approved*

MIRCERA® (C.E.R.A.) (Continuous Erythropoietin Receptor Activator)	Anemia associated with chronic kidney disease in patients on dialysis and patients not on dialysis	F. Hoffmann-La Roche Ltd	Approved**

OMONTYS® (peginesatide)	Anemia associated with chronic kidney disease (CKD) in adult patients on dialysis	Affymax, Inc.	Approved (currently withdrawn from market)

LEVADEX®	Migraine	Allergan, Inc.	Filed for approval in U.S.

BAX 855 (PEGylated rFVIII)	Hemophilia A	Baxter Healthcare	Phase 3

FOVISTA™	Neovascular age-related macular degeneration	Ophthotech Corporation	Phase 3

Cipro Dry Powder Inhaler (Cipro DPI)	Cystic fibrosis lung infections	Bayer Schering Pharma AG	Phase 3***

REG1 Anticoagulation System	Acute coronary syndrome	Regado Biosciences, Inc.	Phase 3

Longer-acting blood clotting proteins	Hemophilia	Baxter Healthcare	Research/Preclinical

(1)	Status definitions are:

Approved — regulatory approval to market and sell product obtained in one or more of the U.S., E.U. or other countries.

Filed — an application for approval and marketing has been filed with the applicable government health authority.

Phase 3 or Pivotal — product in large-scale clinical trials conducted to obtain regulatory approval to market and sell the drug (these trials are typically initiated following encouraging Phase 2 trial results).

Research/Preclinical — a drug candidate is being studied in research by way of in vitro studies and/or animal studies

*	In February 2012, we sold our rights to receive royalties on future worldwide net sales of CIMZIA® effective as of January 1, 2012.
**

Amgen Inc. prevailed in a patent lawsuit against F. Hoffmann-La Roche Ltd (Roche) and as a result of this legal ruling Roche is currently prevented from marketing MIRCERA® in the U.S. until July 2014. In February 2012, we sold our rights to receive royalties on future worldwide net sales of MIRCERA® effective as of January 1, 2012 until the agreement with Roche is terminated or expires.

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

Overview of Selected Nektar Proprietary Drug Development Programs and Significant Partnered Drug Development Programs

Naloxegol and Naloxegol Fixed-Dose Combination Products (formerly NKTR-118 and NKTR-119), License Agreement with AstraZeneca AB

In September 2009, we entered into a global license agreement with AstraZeneca AB (AstraZeneca) pursuant to which we granted AstraZeneca a worldwide, exclusive, perpetual, royalty-bearing license under our patents and other intellectual property to develop, market and sell naloxegol and naloxegol fixed-dose combination products. Naloxegol is an orally-available peripherally-acting mu-opioid antagonist being investigated for the treatment of opioid-induced constipation (OIC) which is a common side effect of prescription opioid medications. Opioids attach to specific proteins called opioid receptors. When the opioids attach to certain opioid receptors in the gastrointestinal tract, constipation may occur. OIC is a result of decreased fluid absorption and lower gastrointestinal motility due to opioid receptor binding in the gastrointestinal tract. Globally, approximately 40–50% (28-35 million) of patients taking opioids for long-term pain develop constipation. It is estimated that approximately 40–50% (11-18 million) of those OIC sufferers achieve the desired treatment outcomes with current options that include over-the-counter and prescription laxatives.

AstraZeneca has completed a Phase 3 clinical development program for naloxegol, which AstraZeneca calls the KODIAC studies. The KODIAC studies (KODIAC-04, KODIAC-05, KODIAC-07 and KODIAC-08) evaluated the efficacy and safety of naloxegol for treating OIC in patients with non-cancer pain. KODIAC-04 and KODIAC-05 were replicate, multicenter- randomized, double-blind, placebo-controlled pivotal trials of 12 weeks duration that evaluated 12.5 mg and 25 mg naloxegol administered once-daily. The primary endpoint in both trials was percentage of OIC responders versus placebo over 12 weeks of treatment. The studies enrolled approximately 630 patients each. KODIAC-07 was a three-month safety extension of KODIAC-04. All three studies were conducted in patients with non-cancer pain and documented OIC, who required daily opioid therapy.

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

AstraZeneca submitted an NDA filing in the U.S. on September 25, 2013 and a Marketing Authorization Application (MAA) filing in the E.U. in August 2013. The PDUFA date for the naloxegol NDA in the US is September 16, 2014. The FDA is currently planning to hold an advisory committee meeting to discuss the cardiovascular safety and potential additional safety study requirements for the peripheral mu-opioid receptor antagonist class of drugs, including naloxegol. The advisory committee meeting, which had been originally scheduled for March 10-11, 2014, is being rescheduled due to scheduling conflicts. Naloxegol is currently considered a Schedule II controlled substance by the U.S. Drug Enforcement Administration (DEA) based on structural relatedness to noroxymorphone. AstraZeneca has conducted the studies necessary to evaluate the abuse potential and dependence-producing properties of naloxegol in support of obtaining decontrol. A petition for the decontrol of naloxegol was submitted to the DEA in March 2012 and subsequently accepted for review. Commercialization and launch in the U.S. will be subject to both FDA approval and DEA schedule determination. Please refer to Item 1A, Risk Factors, including without limitation, “If we or our partners do not obtain regulatory approval for our drug candidates on a timely basis, or at all, or if the terms of any approval impose significant restrictions or limitations on use, our business, results of operations and financial condition will be negatively affected.”

Under the terms of our license agreement, AstraZeneca made an initial license payment to us of $125.0 million and AstraZeneca has responsibility for all activities and bears all costs associated with research, development and commercialization for naloxegol and naloxegol fixed-dose combination products. For naloxegol, we have received $70.0 million and $25.0 million upon the acceptance for review of naloxegol regulatory approval applications filed by AstraZeneca with the FDA and European Medicines Agency (EMA), respectively, in 2013 and are also entitled to up to an additional $175.0 million upon certain regulatory approval and commercial launch milestones, and $375.0 million in sales milestones if the product achieves certain annual commercial sales levels.

If the FDA does not require a future clinical trial or other significant studies to assess the cardiovascular safety (CV Safety Study) of naloxegol prior to an approval decision, AstraZeneca is required to pay us a $35.0 million milestone. If the FDA does require a CV Safety Study, AstraZeneca may terminate the license agreement with us in its entirety or only with respect to its rights in the United States. If AstraZeneca elects to terminate the license agreement in its entirety due to a CV Safety Study, we would be required to repay them the $70.0 million payment noted above plus accrued interest at 4.5% compounded annually in four installments in accordance with the following payment schedule: $10.0 million plus accrued interest on January 15, 2015, $10.0 million plus accrued interest on January 15, 2016, $20.0 million plus accrued interest on January 15, 2017 and $30.0 million plus accrued interest on January 15, 2018. If AstraZeneca elects to terminate the license agreement only with respect to its rights in the U.S., then such repayment amount would be funded through a 50% reduction of non-U.S. royalty amounts otherwise payable to us until the aggregate amount of such royalty reduction equals the total principal amount of $70.0 million plus accumulated interest at 4.5% compounded annually. If the FDA requires a post-approval cardiovascular safety study as a condition to approval of the naloxegol NDA, then the royalty rate payable to us from net sales of naloxegol in the U.S. by AstraZeneca would be reduced by two percentage points until the aggregate accumulated amount of such royalty payment reduction is equal to a maximum of $35.0 million.

The remaining $140.0 million of milestone payments are due upon the commercial launches of naloxegol in the U.S. and in the E.U. For the naloxegol fixed-dose combination products, we are also eligible to receive significant development milestones as well as significant sales milestone payments if the program achieves certain annual commercial sales levels. For both naloxegol and the fixed-dose combination products, we are also entitled to significant double-digit royalty payments, varying by country of sale and level of annual net sales. Our right to receive royalties (subject to certain adjustments) in any particular country will expire upon the later of (a) a specified period of time after the first commercial sale of the product in that country or (b) the expiration of patent rights in that particular country. AstraZeneca has agreed to use commercially reasonable efforts to develop one naloxegol fixed-dose combination product and has the right to develop multiple products which combine naloxegol with other opioids.

Etirinotecan pegol (NKTR-102, next generation, long-acting topoisomerase I inhibitor)

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

Etirinotecan pegol is currently being evaluated as a single-agent therapy (145 mg/m2 every 21 days) in a Phase 3 open-label, randomized, multicenter clinical study in patients with metastatic breast cancer. This Phase 3 clinical study, which we call the BEACON study (BrEAst Cancer Outcomes with NKTR-102), was initiated in December 2011. The BEACON study enrolled approximately 850 patients with metastatic breast cancer who have had prior treatment with anthracycline, taxane and capecitabine in either the adjuvant or metastatic setting. We completed enrollment in the BEACON study in late July 2013. This study randomized patients on a 1:1 basis to receive single-agent etirinotecan pegol or a single agent chosen from a defined set of physician’s choice alternatives. The physician’s choice single agents include the following: ixabepilone, vinorelbine, gemcitabine, eribulin, or a taxane. Randomization was stratified by geographic region, prior treatment with eribulin and whether or not the patient has triple negative breast cancer. The primary endpoint of the BEACON study is overall survival, and secondary endpoints include progression-free survival and objective tumor response rate. Secondary endpoints and objectives also include clinical benefit rate, duration of response, pharmacokinetic data, safety profiles, quality-of-life measurements, and pharmacoeconomic implications. Exploratory objectives of the study include collecting specific biomarker data to correlate with objective tumor response rate, progression-free survival, overall survival and selected toxicities. In November 2012, the FDA designated etirinotecan pegol as a Fast Track development program for the treatment of patients with locally recurrent or metastatic breast cancer progressing after treatment with an anthracycline, a taxane, and capecitabine. On January 14, 2014, we announced that the Independent Data Monitoring Committee, or the DMC, created to provide safety oversight for the BEACON study recommended continuation of the Phase 3 BEACON study following an interim data analysis which was performed after reaching 50% of the events needed to achieve the primary endpoint of overall survival.

According to the American Cancer Society and World Health Organization, more than 1.4 million women worldwide are diagnosed with breast cancer globally every year. The chance of developing invasive breast cancer at some time in a woman’s life is a little less than one in eight (12%). In 2014, the American Cancer Society estimates there will be 235,030 new cases of breast cancer in the United States. Metastatic breast cancer refers to cancer that has spread from the breast to distant sites in the body. Anthracyclines and taxanes are the among the most active and widely used chemotherapeutic agents for breast cancer, but the increased use of these agents at an early stage of disease often renders tumors resistant to these drugs by the time the disease recurs, thereby reducing the number of treatment options for metastatic disease. There are currently no FDA-approved topoisomerase I inhibitors to treat breast cancer.

Etirinotecan pegol has also completed a Phase 2 clinical study in approximately 170 patients with platinum-resistant/refractory ovarian cancer. The Phase 2 clinical study included two phases. The first phase was an open-label, randomized, study evaluating two treatment schedules of single-agent etirinotecan pegol (145 mg/m2 every 14 days or every 21 days). Each schedule originally followed a two-stage Simon design and a total of 71 patients were initially included in the study that was completed in the first half of 2010. The second phase was an expansion of patients in the every 21 day dosing schedule in women with platinum-resistant/refractory ovarian cancer who had previously received Doxil therapy. In September 2013, the FDA advised us that a Phase 3 clinical study would be required in order to support an NDA filing for etirinotecan pegol in ovarian cancer; however the FDA also indicated that a positive interim over-all survival analysis in a Phase 3 clinical study could potentially support an accelerated NDA filing prior to completing a Phase 3 clinical study. In December 2013, we also received scientific advice and protocol assistance from the EMA indicating that a Phase 3 clinical study would be required to support a marketing application for etirinotecan pegol in ovarian cancer. The EMA also indicated that a positive interim over-all survival analysis in a Phase 3 clinical study could potentially support a conditional approval of etirinotecan pegol for ovarian cancer. We do not plan to make a decision on future development for etirinotecan pegol in ovarian cancer until we review the top-line data from the BEACON study.

Ovarian cancer is a significant health problem for women worldwide. According to the American Cancer Society, in 2014, there will be an estimated 21,980 new cases of ovarian cancer diagnosed and an estimated 14,270 deaths from ovarian cancer in the United States. Ovarian cancer is the ninth most common cancer among women, excluding non-melanoma skin cancers. It ranks fifth in cancer deaths among women, accounting for more deaths than any other cancer of the female reproductive system. Historically, less than 40% of women with ovarian cancer are cured. According to the World Health Organization, about 230,000 women globally are diagnosed each year with ovarian cancer.

An etirinotecan pegol Phase 2 clinical study was initiated in June 2008 to evaluate the efficacy and safety of etirinotecan pegol monotherapy versus irinotecan in second-line metastatic colorectal cancer patients with the KRAS mutant gene. The Phase 2 clinical study was designed to enroll 174 patients with metastatic colorectal cancer. In February 2014, we decided to close enrollment in this study after 80 patients were randomized due to challenges in recruiting new patients because the comparator arm of this study, single-agent irinotecan, is not the common standard of care for second line metastatic colorectal therapy in the U.S. or E.U. Based on preliminary data we have collected to date from this study, etirinotecan pegol resulted in numerically improved overall survival, progression-free survival, objective response rate, and duration of response compared to that observed in the irinotecan comparator arm. However, due to the low number of patients enrolled in this study, we do not expect the results from this study to be statistically significant. Further, there are currently patients continuing in the study either on drug or in follow-up. Therefore, the data may change based on future additional data as well as verification and audit procedures that will be performed on the final completed study data. Following the conclusion of the study and completion of data verification and audit procedures, we currently plan to publish the results from this study at a scientific meeting.

We also conducted a Phase 1 dose-escalation clinical study which enrolled 26 patients to evaluate etirinotecan pegol in combination with 5-Fluorouracil (5-FU)/leucovorin in refractory solid tumor cancers. The chemotherapy agent 5-FU is currently used as a part of a combination treatment regimen for colorectal cancer in combination with irinotecan, which is also known as the FOLFIRI regimen. On January 18, 2014, we presented data from this study at the 2014 Gastrointestinal Cancers Symposium in San Francisco, California. Results from this Phase 1 clinical study include establishing a dose of 75 mg/m2 of etirinotecan pegol in combination with a standard dose of 5-FU/leucovorin and demonstrating clinical activity of etirinotecan pegol in combination with a standard dose of 5-FU/leucovorin clinical activity.

Colorectal cancer is the third most commonly diagnosed cancer and the third leading cause of cancer death in the U.S. According to the American Cancer Society, nearly 137,000 new cases of colon and rectal cancer will be diagnosed in the U.S. in 2014, and about 51,000 people will die annually of the disease. Worldwide, over 1.2 million people are diagnosed annually with colorectal cancer and, according to the World Health Organization, there are 690,000 deaths annually from colorectal cancers. Most metastatic colorectal cancer patients have recurrence within two years and require retreatment with chemotherapy regimens.

In addition to the clinical studies being conducted by us, there are also three investigator-initiated Phase 2 studies being conducted for etirinotecan pegol. On August 7, 2012, we announced a Phase 2 investigator-initiated clinical study of etirinotecan pegol in patients with bevacizumab (Avastin)-resistant high-grade glioma being conducted at the Stanford Cancer Institute. In May 2013, the study completed enrollment of 20 patients with high-grade glioma who had received a median of three prior lines of therapy before enrolling in the study. On February 5, 2013, we announced a Phase 2 investigator-initiated clinical study of etirinotecan pegol in patients with metastatic and recurrent non-small cell lung cancer being conducted at the Abramson Cancer Center of the University of Pennsylvania. On October 24, 2013, we announced a Phase 2 investigator-initiated clinical study of etirinotecan pegol in patients with relapsed or refractory small-cell lung cancer at the Roswell Park Cancer Institute.

BAY41-6551 (Amikacin Inhale, formerly NKTR-061), Agreement with Bayer Healthcare LLC

In August 2007, we entered into a co-development, license and co-promotion agreement with Bayer Healthcare LLC (Bayer) to develop a specially-formulated Amikacin (BAY41-6551, Amikacin Inhale, formerly called NKTR-061) for the treatment of gram negative pneumonias. Under the terms of the agreement, Bayer is responsible for most future clinical development and commercialization costs, all activities to support worldwide regulatory filings, approvals and related activities, further development of formulated Amikacin and final product packaging for Amikacin Inhale. We are responsible for all future development, manufacturing and supply of the nebulizer device for clinical and commercial use. We have engaged third party contract manufacturers to perform our device manufacturing obligations for this program. We are entitled to up to $50.0 million in development milestone payments as well as sales milestone payments upon achievement of certain annual sales targets. We are also entitled to royalties based on annual worldwide net sales of Amikacin Inhale. Our right to receive these royalties in any particular country will expire upon the later of ten years after the first commercial sale of the product in that country or the expiration of certain patent rights in that particular country, subject to certain exceptions. We share a portion of these royalties with the Research Foundation of the State University of New York under a license agreement. The agreement expires in relation to a particular country upon the expiration of all royalty and payment obligations between the parties related to such country. Subject to termination fee payment obligations in certain circumstances, Bayer also has the right to terminate the agreement for convenience. In addition, the agreement may also be terminated by either party for certain product safety concerns, the product’s failure to meet certain minimum commercial profile requirements or uncured material breaches by the other party.

Gram-negative pneumonias are often the result of complications of other patient conditions or surgeries. Gram-negative pneumonias carry a mortality risk that can exceed 50% in mechanically-ventilated patients and accounts for a substantial proportion of the pneumonias in intensive care units today. Amikacin Inhale is designed to be an adjunctive therapy to the current antibiotic therapies administered intravenously as standard of care. The aerosol generator within the nebulizer for Amikacin Inhale delivers a fine aerosol of the antimicrobial agent directly to the site of infection in the lungs. This drug candidate can be integrated with conventional mechanical ventilators or used as a hand-held ‘off-vent’ device for patients no longer requiring breathing assistance.

In April 2013, Bayer initiated enrollment in a global Phase 3 clinical study, which it calls INHALE, to evaluate the efficacy and safety of Amikacin Inhale versus aerosolized placebo in the treatment of intubated and mechanically ventilated patients with Gram-negative pneumonia receiving standard of care intravenous antibiotics. The global INHALE development program is comprised of two prospective, randomized, double-blind, placebo-controlled, large multi-center global programs involving centers in North America, South America, Europe, Japan, Australia and Asia. The INHALE development program is being conducted by Bayer under a Special Protocol Assessment agreement with the FDA that is intended to support the submission of an NDA if the INHALE clinical studies are successful.

NKTR-181 (mu-opioid analgesic molecule for chronic pain)

NKTR-181 is an orally-available mu-opioid drug candidate in development as a long-acting analgesic to treat chronic pain. NKTR-181 is designed with the objective to address the abuse liability and serious central nervous system (CNS) side effects associated with current opioid therapies. NKTR-181 is a novel mu-opioid analgesic molecule created using Nektar’s proprietary polymer conjugate technology, which provides it with a long-acting profile and slows its entry into the CNS. Its potential differentiating properties are inherent to the design of the new molecule and as a new molecular structure. NKTR-181’s abuse deterrent property does not rely on a formulation approach to prevent its conversion into a more abusable form of an opioid. In May 2012, the FDA granted Fast Track designation for the NKTR-181 development program.

In 2011, we completed two separate Phase 1 clinical studies of NKTR-181. The first study, a single-ascending dose study of NKTR-181 evaluated the pharmacokinetics and pharmacodynamics of a 50-fold range of single oral doses of NKTR-181 in 84 healthy subjects at up to 500 mg dose levels. The second study, a multiple-ascending dose study of NKTR-181 evaluated the pharmacokinetics and pharmacodynamics of four separate dose cohorts of NKTR-181 (100 mg – 400 mg) administered orally twice- daily. The study enrolled a total of 60 healthy subjects over an eight-day treatment period, and included a placebo arm (n=3) for each dose cohort. Measurements in the study included plasma concentrations-time profiles, reductions in pupil diameter, and a cold pressor test, a model of pain used in healthy subjects to measure central analgesic activity. In this multiple dose Phase 1 clinical study, NKTR-181 exhibited a sustained analgesic response. Pupillometry data from the study demonstrated that NKTR-181’s centrally-mediated opioid effects are dose-dependent and indicates that the molecule enters the brain slowly, which has the potential to reduce the euphoria and other CNS side effects that are associated with current opioids. NKTR-181 was also well-tolerated at all doses evaluated in both studies.

In June 2012, we initiated a Phase 2 clinical study to evaluate the efficacy, safety and tolerability of NKTR-181 in patients with moderate to severe chronic pain from osteoarthritis of the knee. The Phase 2 clinical study utilized a double-blind, placebo-controlled, randomized withdrawal, enriched enrollment study design. The study enrolled 213 opioid-naïve patients with osteoarthritis of the knee who were not getting adequate pain relief from their current non-opioid pain medication. Patients who qualified during the baseline period entered a titration phase, during which they were titrated on NKTR-181 tablets administered orally twice-daily until a dose was reached that provided a reduction of at least 20% in the patient’s pain score as compared to the patient’s own baseline. Patients that achieved this level of analgesia were then randomized on a 1:1 basis to either continue to receive their analgesic dose of NKTR-181 or to receive placebo for up to 25 days. The primary endpoint of the study was the average change in a patient’s pain score from baseline to the end of the double-blind, randomized treatment period. Secondary endpoints of the study included quality-of-life assessment, sleep and motor activity scoring, as well as tolerability endpoints.

On September 26, 2013, we announced results from this Phase 2 efficacy study. Of the 295 patients that entered the study, only 9 (3%) patients were unable to achieve meaningful pain relief with NKTR-181. During the titration phase, 53 patients (18%) discontinued treatment because of adverse events, most of which are those commonly associated with opioids. A total of 213 patients achieved an average 40% reduction in pain and entered the randomized phase of the study. Following the titration period, patients were randomized 1:1 to either continue to receive their analgesic dose of NKTR-181 or to receive placebo for 21 days. NKTR-181 performed as expected as an opioid analgesic throughout the study with patients continuing to show a reduction in pain scores throughout the randomized phase of the study. However, patients who were randomized to placebo did not show the expected increase in pain scores observed in similar enriched enrollment, randomized withdrawal studies. This unusual lack of a placebo rebound caused the Phase 2 study to miss the primary endpoint in the study, which was based upon the average change in a patient’s pain score from pre-randomization baseline to the end of the double-blind, randomized treatment period of the study. In December 2013, we met with the FDA to discuss the results of the Phase 2 clinical study and certain preliminary considerations for the Phase 3 study design. We are currently evaluating the appropriate Phase 3 clinical trial design for NKTR-181 and plan to start a Phase 3 clinical study in mid-2014, following the completion of an end-of-Phase 2 meeting with the FDA planned to occur in the first half of 2014.

In the first half of 2013, we conducted a human abuse liability study, or HAL study, for NKTR-181. The HAL study was a randomized, double-blind, placebo- and active-controlled, 5-way crossover trial, that compared the effects of three doses of NKTR-181 oral solution (100 mg, 200 mg, and 400 mg), to the effects of 40 mg of oxycodone oral solution and placebo. Study participants were 42 healthy adults who were not currently physically opioid-dependent but had used opioids to attain non-medical effects on at least 10 occasions during the past year and at least once in the 12 weeks before the study. The study participants sequentially received the five treatments, administered in a randomized, double-blinded fashion, with each treatment separated by a washout period. The study also utilized a Williams Square cross-over design, which uses a series of randomized sequences for each individual subject. The HAL study compared drug liking between each treatment group (oxycodone 40 mg, placebo, and NKTR-181 100 mg, 200 mg, and 400 mg). On the bipolar VAS scale (0-100), a score of 50 indicates that the subject “neither likes nor dislikes” the drug. In the study, 40 mg of oxycodone oral solution resulted in a maximum mean drug liking score of 85, indicating a “strong liking” for the effects of oxycodone. The oxycodone liking score was significantly different from placebo as early as 15 minutes after dosing and peaked at 60 minutes. In the placebo arm, the maximum mean drug liking score was 50, indicating that the subjects neither liked nor disliked the effects. In this study, NKTR-181 was rated similar to placebo in “drug liking” and “feeling high” scores and had highly statistically significant lower “drug liking” scores and reduced “feeling high” scores as compared to oxycodone at all doses tested (p < 0.0001). On June 19, 2013, we presented data from the HAL study at the 2013 Annual Meeting of The College on Problems of Drug Dependence in San Diego, California.

According to a 2011 report from the National Academy of Sciences, chronic pain conditions, such as osteoarthritis, back pain and cancer pain, affect at least 100 million adults in the U.S. annually and contribute to over $300 billion a year in lost productivity. Opioids are considered to be the most effective therapeutic option for pain. However, opioids cause significant problems for physicians and patients because of their serious side effects such as respiratory depression and sedation, as well as the risks they pose for addiction, abuse, misuse, and diversion. The FDA has cited prescription opioid analgesics as being at the center of a major public health crisis of addiction, misuse, abuse, overdose and death. A 2010 report from the Center for Disease Control and Prevention notes that emergency room visits tied to the abuse of prescription painkillers was at an all-time high at that point, having increased 111 percent over the preceding five-year period.

NKTR-171 (neuropathic pain)

NKTR-171 is a novel, orally-available sodium channel blocker and is being developed as a treatment for neuropathic pain. NKTR-171 is a new molecular entity that is designed to treat neuropathic pain by blocking hyperactive neuronal sodium channels associated with damaged nerves in the peripheral nervous system. Chronic neuropathic pain arises from nerves injured or damaged by systemic disease, infection, toxins, or physical trauma that are in a continuous state of hyper-excitability, often due to aberrant sodium channel firing. This hyper-excitability results in transmission of abnormal pain signals from the periphery to the central nervous system (CNS). Existing therapies that block sodium channels have been shown to provide effective pain relief but are typically associated with significant unwanted CNS side effects, including dizziness, ataxia and somnolence. NKTR-171 is designed to be a peripherally-restricted molecule which selectively blocks hyper-excitable sodium channels without causing the CNS side effects that limit usage of existing therapies. In January 2014, a single-ascending dose Phase 1 clinical study of NKTR-171 was initiated to assess its pharmacokinetics, tolerability, and safety in up to 75 healthy subjects.

NKTR-192 (mu-opioid analgesic molecule for acute pain)

NKTR-192 is a mu-opioid analgesic molecule in preclinical development that is intended to be a short-acting analgesic to treat acute pain. NKTR-192 is also designed to address the abuse liability and serious CNS side effects associated with current opioid therapies. NKTR-192 is also designed to have slow entry into the CNS. Its differentiating properties are inherent to the design of the new molecule and as a new molecular structure, NKTR-192 does not rely on a formulation approach to prevent its conversion into a more abusable form of an opioid. NKTR-192 entered Phase 1 clinical development in 2012. In January 2014, we announced data from the multiple ascending dose study for an oral formulation of NKTR-192. NKTR-192 demonstrated low CNS side effects and achieved the target profile for the treatment of acute pain. However, at the highest doses tested in the study, there were several subjects who had elevated liver enzymes. As a result of these data, NKTR-192 will no longer be developed as an oral formulation. We are currently exploring an injectable formulation of NKTR-192 in preclinical development for the treatment of migraine and cancer pain.

NKTR-214 (cytokine immunostimulatory therapy)

NKTR-214 is an engineered immunostimulatory cytokine and is being developed for the treatment of solid tumors. NKTR-214 is engineered to selectively activate IL-2 receptors on cytotoxic T cells that kill tumor cells, with relatively low affinity for IL-2 receptors on regulatory T cells that dampen the immune response to tumors. This receptor selectivity is intended to increase efficacy and improve safety over existing immunostimulatory cytokine drugs. The product candidate is currently in Investigational New Drug application (IND)-enabling studies in preparation for clinical studies in cancer patients.

Overview of Select Technology Licensing Collaborations and Programs

We have a number of product candidates in clinical development and approved products in collaboration with our partners that use our technology or involve rights over which we have patents or other proprietary intellectual property. In a typical collaboration involving our PEGylation technology, we license our proprietary intellectual property related to our PEGylation technology or proprietary conjugated drug molecules in exchange for upfront payments, development milestone payments and royalties from sales of the resulting commercial product as well as sales milestones. In certain cases, we also manufacture and supply our proprietary PEGylation materials to our partners.

LEVADEX®, Agreement with MAP Pharmaceuticals, Inc. (a wholly-owned subsidiary of Allergan, Inc.)

In June 2004, we entered into a license agreement with MAP Pharmaceuticals, Inc. (MAP), which includes a worldwide, exclusive license, to certain of our patents and other intellectual property rights to develop and commercialize a formulation of dihydroergotamine (DHE) for administration to patients via the pulmonary or nasal delivery route, which resulted in the development of LEVADEX®. In 2006, we amended and restated this agreement. Under the terms of the agreement, we have the right to receive certain milestone payments based on development criteria that are solely the responsibility of MAP and royalties based on net sales of LEVADEX®. LEVADEX® is a self-administered formulation of DHE using an inhaler device. Our right to receive royalties in any particular country will expire upon the later of (i) 10 years after first commercial sale in that country, (ii) the date upon which the licensed know-how becomes known to the general public, and (iii) expiration of certain patent claims, each on a country-by-country basis. Either party may terminate the agreement upon a material, uncured default of the other party. On May 26, 2011, MAP submitted an NDA to the FDA for LEVADEX®. In March of 2012, the FDA issued a complete response letter identifying issues relating to chemistry, manufacturing and controls deficiencies at a third party manufacturer that needed to be resolved to the FDA’s satisfaction as well as citing the need for additional time to complete review of inhaler usability information. In December 2012, MAP announced that its NDA resubmission for LEVADEX® was accepted for filing by the FDA. On March 1, 2013, Allergan, Inc. completed a merger and acquisition transaction with MAP pursuant to which MAP become a wholly-owned subsidiary of Allergan. On April 17, 2013, the FDA issued another complete response letter identifying issues related to a supplier that provided the canister filling unit for LEVADEX®. Allergan has responded to the FDA’s latest complete response letter and has stated that it expects a response from the FDA on the NDA for LEVADEX® in the second quarter of 2014.

BAX 855 and Long-Acting Therapies for Hemophilia A, Agreement with Subsidiaries of Baxter International Inc.

In September 2005, we entered into an exclusive research, development, license, manufacturing and supply agreement with Baxter Healthcare SA and Baxter Healthcare Corporation (Baxter) to develop products with an extended half-life for the treatment and prophylaxis of Hemophilia A patients using our proprietary PEGylation technology. The first product in this collaboration, BAX 855, is a longer-acting (PEGylated) form of a full-length recombinant factor VIII (rFVIII) protein. BAX 855 is a full-length PEGylated longer-acting recombinant factor VIII (rFVIII) that was developed to increase the half-life of ADVATE (Antihemophilic Factor (Recombinant) Plasma/Albumin-Free Method). We are entitled to up to $73.0 million in total development and sales milestone payments, as well as royalties on net sales varying by product and country of sale. Our right to receive these royalties in any particular country will expire upon the later of ten years after the first commercial sale of the product in that country or the expiration of patent rights in certain designated countries or in that particular country.

In 2012, Baxter completed a Phase 1 clinical study for BAX 855 that was a prospective, open-label study assessing the safety, tolerability and pharmacokinetics of BAX 855 in 19 previously treated patients age 18 years or older with severe hemophilia A. In January 2013, Baxter announced the top level results from this Phase 1 clinical study. This study demonstrated that the half-life (measuring the duration of activity of the drug in the body) of BAX 855 was approximately 1.5-fold higher compared to ADVATE. A longer half-life was achieved in all patients in the study using BAX 855, no patients developed inhibitors to either base molecule, BAX 855 or PEG, and no patients had allergic reactions. Eleven adverse events were reported in eight patients across both treatment arms, but none was serious, treatment-related or resulted in withdrawal from the study. Baxter commenced patient enrollment in a Phase 3 clinical study of BAX 855 in the U.S. in February 2013 and completed enrollment in November 2013. The Phase 3 clinical study is ongoing and is as a multi-center, open-label study called PROLONG-ATE and enrolled 146 previously treated adult patients with severe hemophilia A in order to assess the efficacy, safety and pharmacokinetics of BAX 855 for prophylaxis and on-demand treatment of bleeding.

FOVISTA™ (Anti-PDGF Therapy), Agreement with Ophthotech Corporation

In September 2006, we entered into a license, manufacturing and supply agreement with (OSI) Eyetech, Inc. (Eyetech) under which we granted Eyetech a worldwide, exclusive license to certain of our proprietary PEGylation technology to develop, manufacture and commercialize particular products that use our proprietary PEGylation reagent linked with the active ingredient in Fovista™. In July 2007, as a result of a divestiture agreement between Eyetech and Ophthotech Corporation (Ophthotech), Opthotech acquired from Eyetech certain technology rights and other assets owned or controlled by Eyetech relating to particular anti-platelet-derived growth factor aptamers, or anti-PDGFs, including Fovista™. As a result of this transaction, Ophthotech assumed the license, manufacturing and supply agreement between Eyetech and us. Fovista™ is an anti-PDGF agent administered in combination with anti-vascular endothelial growth factor (anti-VEGF) therapy for the treatment of neovascular age-related macular degeneration, (or wet AMD). We are entitled to up to $7.5 million in total development and sales milestone payments, low- to mid- single-digit royalties on net sales that vary by sales levels and are subject to reduction in the absence of patent coverage, and additional consideration if Ophthotech grants certain third-party commercialization rights to Fovista™. Our right to receive royalties in any particular country will expire upon the later of ten years after first commercial sale of the product or expiration of patent rights in the particular country. We are the exclusive supplier of all of Ophthotech’s clinical and commercial requirements of our proprietary PEGylation reagent used in the manufacture of Fovista™.

In June 2012, Ophthotech announced completion of a prospective, randomized, controlled Phase 2b clinical study of 449 patients with wet AMD comparing Fovista™, administered in combination with Lucentis® (ranibizumab injection) anti-VEGF therapy with Lucentis® monotherapy. Fovista™ met the pre-specified primary efficacy endpoint of mean vision gain. Patients receiving the combination of Fovista™ (1.5 mg) and Lucentis® gained a mean of 10.6 letters of vision at 24 weeks on the Early Treatment Diabetic Retinopathy Study standardized eye chart, compared to 6.5 letters for patients receiving Lucentis monotherapy (p=0.019), representing a statistically significant 62% additional benefit. In September 2013, Ophthotech announced the initiation of patient enrollment in the first of three planned pivotal Phase 3 clinical studies of Fovista™ in combination with anti-VEGF therapy for the treatment of newly diagnosed patients with wet AMD. These three studies plan to enroll a total of approximately 1,866 patients to evaluate the efficacy and safety of Fovista™.

REG1 Anticoagulation System (pegnivacogin), Agreement with Regado Biosciences, Inc.

In December 2006, we entered into a license, manufacturing and supply agreement with Regado Biosciences, Inc. (Regado), in which we granted Regado a worldwide, exclusive license to certain of our proprietary PEGylation technology. Regado is using our PEGylation technology to develop the REG1 Anticoagulation System, or REG1, which is a two-component system comprising a Factor IXa inhibitor anticoagulant (pegnivacogin, a single-stranded, nucleic acid aptamer) and its specific active control agent. REG1 is being developed for use in patients suffering from acute coronary syndrome, including those who undergo coronary revascularization procedures, which include percutaneous coronary intervention (PCI) and coronary artery bypass grafting. These procedures put patients at risk for therapy-related bleeding complications. REG1 is designed to increase therapeutic flexibility while reducing side effects and improving outcomes experienced by patients in this setting. We are entitled to up to $6.5 million in total development and sales milestone payments, mid-single-digit royalties on net sales varying by sales volume and certain additional payments if Regado grants any third parties certain rights to the REG1 product. Our right to receive royalties in any particular country will expire upon the later of ten years after first commercial sale of the product or expiration of patent rights in the particular country. We are the exclusive supplier of all of Regado’s clinical and commercial requirements of our proprietary PEGylation reagent used in the manufacture of REG1.

Regado has announced the completion of three Phase 1 and one Phase 2 clinical studies for REG1. In the Phase 2 study, which involved 640 patients, Regado reported that when compared to standard of care heparin, REG1 demonstrated both a rapid and predictable anticoagulant effect, the ability to precisely modulate or eliminate that effect in real time, as well as several important clinical and pharmacoeconomic benefits. In September 2013, Regado announced the enrollment of the first patient in its REGULATE-PCI Phase 3 clinical trial that plans to enroll 13,200 patients, described by Regado as a PROBE design (Prospective, Randomized, Open-label, Blinded-Endpoint) superiority study comparing the effects of REG1 to bivalirudin in patients undergoing PCI electively or for the treatment of unstable angina or non-ST elevated myocardial infarction. The primary endpoint of the REGULATE-PCI trial is efficacy compared to bivalrudin based on a composite set of endpoints including death, nonfatal myocardial infarction, nonfatal stroke, and urgent target lesion revascularization through day three. The principal secondary endpoint is safety compared to bivalrudin as measured by major bleeding events through day three.

Cipro DPI (formerly known as Cipro Inhale), Agreement with Bayer Schering Pharma AG Assigned to Novartis as of December 31, 2008

We were a party to a collaborative research, development and commercialization agreement with Bayer Schering Pharma AG, (Bayer), related to the development of an inhaled powder formulation of ciprofloxacin delivered by way of a dry powder inhaler, Cipro DPI (formerly known as Cipro Inhale) for the treatment of chronic lung infections caused by Pseudomonas aeruginosa in cystic fibrosis patients. On December 31, 2008, we assigned the agreement to Novartis Pharma AG in connection with the completion of the pulmonary asset sale transaction. However, we retained our economic interest in the future potential net sales royalties if Cipro DPI is approved by health authorities and is successfully commercialized by Bayer. Cipro DPI has completed Phase 2 clinical development for the treatment of chronic lung infections. In August 2012, Bayer initiated a Phase 3 clinical development program which it calls RESPIRE for Cipro DPI in patients with non-cystic fibrosis bronchiectasis. In patients with bronchiectasis, the bronchial tubes are enlarged, allowing mucus to pool and making the area prone to infection. In the two placebo-controlled trials, RESPIRE-1 and RESPIRE-2, Bayer plans to enroll up to 600 patients and to evaluate Cipro DPI as a chronic, intermittent therapy over a period of 48 weeks.

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

PEGASYS ®, Agreement with F. Hoffmann-La Roche Ltd

In February 1997, we entered into a license, manufacturing and supply agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (Roche), under which we granted Roche a worldwide, exclusive license to use certain intellectual property related to our PEGylation materials to manufacture and commercialize a certain class of products, of which PEGASYS® is the only product currently commercialized. PEGASYS® is approved in the U.S., E.U. and other countries for the treatment of Hepatitis C and is designed to help the patient’s immune system fight the Hepatitis C virus. As a result of Roche exercising a license extension option in December 2009, beginning in 2010 Roche has the right to manufacture all of its requirements for our proprietary PEGylation materials for PEGASYS® and we supply raw materials or perform additional manufacturing, if any, only on a back-up basis. In connection with Roche’s exercise of the license extension option in December 2009, we received a payment of $31.0 million. The agreement expires on the later of January 10, 2015 or the expiration of our last relevant patent containing a valid claim. In August 2013, we agreed to deliver additional quantities of PEGylation materials used by Roche to produce PEGASYS® and MIRCERA®, all of which were delivered in the last quarter of 2013, for total consideration of approximately $18.6 million.

Somavert ®, Agreement with Pfizer, Inc.

In January 2000, we entered into a license, manufacturing and supply agreement with Sensus Drug Development Corporation (subsequently acquired by Pharmacia Corp. in 2001 and then acquired by Pfizer, Inc. in 2003), for the PEGylation of Somavert® (pegvisomant), a human growth hormone receptor antagonist for the treatment of acromegaly. We currently manufacture our proprietary PEGylation reagent for Pfizer, Inc. on a price per gram basis. The agreement expires on the later of ten years from the grant of first marketing authorization in the designated territory, which occurred in March 2003, or the expiration of our last relevant patent containing a valid claim. In addition, Pfizer, Inc. may terminate the agreement if marketing authorization is withdrawn or marketing is no longer feasible due to certain circumstances, and either party may terminate for cause if certain conditions are met.

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

Macugen®, Agreement with Valeant Pharmaceuticals International, Inc.

In 2002, we entered into a license, manufacturing and supply agreement with Eyetech, Inc. (subsequently acquired by Valeant Pharmaceuticals International, Inc. or Valeant), pursuant to which we license certain intellectual property related to our proprietary PEGylation technology for the development and commercialization of Macugen®, a PEGylated anti-vascular endothelial growth factor aptamer currently approved in the U.S. and E.U. for age-related macular degeneration. We currently manufacture our proprietary

PEGylation materials for Valeant on a price per gram basis. Under the terms of the agreement, we will receive royalties on net product sales in any particular country for the longer of ten years from the date of the first commercial sale of the product in that country or the duration of patent coverage. We share a portion of the payments received under this agreement with Enzon Pharmaceuticals, Inc. which ends in 2014. The agreement expires upon the expiration of our last relevant patent containing a valid claim. In addition, Valeant may terminate the agreement if marketing authorization is withdrawn or marketing is no longer feasible due to certain circumstances, and either party may terminate for cause if certain conditions are met.

CIMZIA ®, Agreement with UCB Pharma

In December 2000, we entered into a license, manufacturing and supply agreement covering our proprietary PEGylation materials for use in CIMZIA® (certolizumab pegol) with Celltech Chiroscience Ltd., which was acquired by UCB Pharma (UCB) in 2004. Under the terms of the agreement, UCB is responsible for all clinical development, regulatory, and commercialization expenses. We have the right to receive manufacturing revenue on the basis of a fixed price per gram. We were also entitled to receive royalties on net sales of the CIMZIA® product for the longer of ten years from the first commercial sale of the product anywhere in the world or the expiration of patent rights in a particular country. In February 2012, we sold our rights to receive royalties on future worldwide net sales of CIMZIA® effective as of January 1, 2012 until the agreement with UCB is terminated or expires. This sale is further discussed in Note 7 of Item 8, Financial Statements and Supplementary Data. We share a portion of the payments we receive from UCB with Enzon Pharmaceuticals, Inc. which ends in 2014. The agreement expires upon the expiration of all of UCB’s royalty obligations, provided that the agreement can be extended for successive two year renewal periods upon mutual agreement of the parties. In addition, UCB may terminate the agreement should it cease the development and marketing of CIMZIA® and either party may terminate for cause under certain conditions.

MIRCERA ® (C.E.R.A.) (Continuous Erythropoietin Receptor Activator), Agreement with F. Hoffmann-La Roche Ltd

In December 2000, we entered into a license, manufacturing and supply agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (Roche), which was amended and restated in its entirety in December 2005. Pursuant to the agreement, we license our intellectual property related to our proprietary PEGylation materials for the manufacture and commercialization of Roche’s MIRCERA® product. MIRCERA® is a novel continuous erythropoietin receptor activator indicated for the treatment of anemia associated with chronic kidney disease in patients on dialysis and patients not on dialysis. As of the end of 2006, we were no longer required to manufacture and supply our proprietary PEGylation materials for MIRCERA® under our original agreement. In February 2012, we entered into a toll-manufacturing agreement with Roche under which we manufactured our proprietary PEGylation material for MIRCERA®. Roche entered into the toll-manufacturing agreement with the objective of establishing us as a secondary back-up source on a non-exclusive basis. Under the terms of this agreement, Roche paid us an up-front payment of $5.0 million plus a total of $22.0 million in performance-based milestone payments upon our achievement of certain manufacturing readiness, validation and production milestones, including the delivery of specified quantities of PEGylation materials, all of which were successfully completed by the end of January 2013. Roche would also pay us additional consideration for any future orders of the PEGylation materials for MIRCERA® beyond the initial quantities ordered as part of the initial arrangement. In August 2013, we agreed to deliver additional quantities of PEGylation materials used by Roche to produce PEGASYS® and MIRCERA®, all of which were delivered in the last quarter of 2013, for total consideration of approximately $18.6 million. Roche may terminate the toll-manufacturing agreement due to an uncured material default by us or for convenience under certain circumstances and subject to certain financial obligations. We were also entitled to receive royalties on net sales of the MIRCERA® product. In February 2012, we sold all of our future rights to receive royalties on future worldwide net sales of MIRCERA® effective as of January 1, 2012. This sale is further discussed in Note 7 of Item 8, Financial Statements and Supplementary Data.

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

On February 23, 2013, Affymax and Takeda announced a voluntary recall of all lots of OMONTYS® drug product to the user level as a result of new post-marketing reports regarding serious hypersensitivity reactions, including anaphylaxis, which can be life-threatening or fatal. The FDA has been notified by Affymax of 19 reports of anaphylaxis with 3 of those cases resulting in death. The reported serious hypersensitivity reactions have occurred within 30 minutes after such administration of OMONTYS®. There have been no reports of such reactions following subsequent dosing, or in patients who have completed their dialysis session. Since launch of the drug, more than 25,000 patients have received OMONTYS® in the post-marketing setting.

Effective as of April 1, 2013, Affymax announced that it had amended its collaboration agreement with Takeda to transfer regulatory, manufacturing, and development responsibilities for OMONTYS® to Takeda. In July 2013, Affymax terminated the license, manufacturing and supply agreement with us.

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

If the active chemical ingredient has been previously approved by the FDA, the approval process is similar, except that certain preclinical tests relating to systemic toxicity normally required for the IND and NDA or BLA may not be necessary if the company has a right of reference to such data under section 505(j) of the Federal

Food, Drug, and Cosmetic Act (FDCA) or is eligible for approval under Section 505(b)(2) of the FDCA or the biosimilars provisions of the Public Health Services Act.

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

Patents and Proprietary Rights

We own more than 175 U.S. and 500 foreign patents and a number of pending patent applications that cover various aspects of our technologies. We have filed patent applications, and plan to file additional patent applications, covering various aspects of our PEGylation and advanced polymer conjugate technologies and our proprietary product candidates. More specifically, our patents and patent applications cover polymer architecture, drug conjugates, formulations, methods of making polymers and polymer conjugates, methods of administering polymer conjugates, and methods of manufacturing polymers and polymer conjugates. Our patent portfolio contains patents and patent applications that encompass our PEGylation and advanced polymer conjugate technology platforms, some of which we acquired in our acquisition of Shearwater Corporation in June 2001. Our patent strategy is to file patent applications on innovations and improvements to cover a significant majority of the major pharmaceutical markets in the world. Generally, patents have a term of twenty years from the earliest priority date (assuming all maintenance fees are paid). In some instances, patent terms can be increased or decreased, depending on the laws and regulations of the country or jurisdiction that issued the patent.

In January 2002, we entered into a Cross-License and Option Agreement with Enzon Pharmaceuticals, Inc. (Enzon), pursuant to which we and Enzon provided certain licenses to selected portions of each party’s PEGylation patent portfolio. In certain cases, we have the option to license certain of Enzon’s PEGylation patents for use in our proprietary products or for sublicenses to third parties in each case in exchange for payments to Enzon based on manufacturing profits, revenue share or royalties on net sales if a designated product candidate is approved in one or more markets.

On December 31, 2008, we completed the sale of certain assets related to our pulmonary business, associated technology and intellectual property to Novartis Pharma AG and Novartis Pharmaceuticals Corporation (together referred to as Novartis) for a purchase price of $115.0 million in cash (Novartis Pulmonary Asset Sale). In connection with the Novartis Pulmonary Asset Sale, as of December 31, 2008, we entered into an exclusive license agreement with Novartis Pharma AG. Pursuant to the exclusive license agreement, Novartis Pharma AG grants back to us an exclusive, irrevocable, perpetual, royalty-free and worldwide license under certain specific patent rights and other related intellectual property rights acquired by Novartis from us in the Novartis Pulmonary Asset Sale, as well as certain improvements or modifications thereto that are made by Novartis. Certain of such patent rights and other related intellectual property rights relate to our development program for inhaled vancomycin or are necessary for us to satisfy certain continuing contractual obligations to third parties, including in connection with development, manufacture, sale, and commercialization activities related to BAY41-6551 partnered with Bayer Healthcare LLC.

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

The patent positions of pharmaceutical and biotechnology companies, such as ours, are uncertain and involve complex legal and factual issues. There can be no assurance that patents that have issued will be held valid and enforceable in a court of law. Even for patents that are held valid and enforceable, the legal process associated with obtaining such a judgment is time consuming and costly. Additionally, issued patents can be subject to opposition or other proceedings that can result in the revocation of the patent or maintenance of the patent in amended form (and potentially in a form that renders the patent without commercially relevant or broad coverage). Further, our competitors may be able to circumvent and otherwise design around our patents. Even if a patent is issued and enforceable, because development and commercialization of pharmaceutical products can be subject to substantial delays, patents may expire early and provide only a short period of protection, if any, following the commercialization of products encompassed by our patent. We may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office, which could result in a loss of the patent and/or substantial cost to us. Please refer to Item 1A, Risk Factors, including without limitation, “If any of our pending patent applications do not issue, or are deemed invalid following issuance, we may lose valuable intellectual property protection.”

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

Customer Concentrations

Our revenue is derived from our collaboration agreements with partners, under which we may receive contract research payments, milestone payments based on clinical progress, regulatory progress or net sales achievements, royalties or manufacturing revenue. Roche, UCB Pharma, AstraZeneca, and Bayer represented 28%, 21%, 17%, and 10% of our revenue, respectively, for the year ended December 31, 2013. No other collaboration partner accounted for more than 10% of our total revenue during the year ended December 31, 2013.

Backlog

Pursuant to our collaboration agreements, we manufacture and supply our proprietary PEGylation materials. Inventory is produced and sales are made pursuant to customer purchase orders for delivery. The volume of our proprietary PEGylation materials actually ordered by our customers, as well as shipment schedules, are subject to frequent revisions that reflect changes in both the customers’ needs and our manufacturing capacity. In our partnered programs where we provide contract research services, those services are typically provided under a work plan that is subject to frequent revisions that change based on the development needs and status of the program. The backlog at a particular time is affected by a number of factors, including scheduled date of manufacture and delivery and development program status. In light of industry practice and our own experience, we do not believe that backlog as of any particular date is indicative of future results.

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

In the fields of PEGylation and advanced polymer conjugate technologies, our competitors include Biogen Idec Inc., Savient Pharmaceuticals, Inc., Dr. Reddy’s Laboratories, Ltd., Enzon Pharmaceuticals, Inc., Mountain View Pharmaceuticals, Inc., SunBio Corporation, NOF Corporation, and Novo Nordisk A/S (assets formerly held by Neose Technologies, Inc.). Several other chemical, biotechnology and pharmaceutical companies may also be developing PEGylation technology, advanced polymer conjugate technology or technologies intended to deliver similar scientific and medical benefits. Some of these companies license intellectual property or PEGylation materials to other companies, while others apply the technology to create their own drug candidates.

Product and Program Specific Competition

Naloxegol (formerly NKTR-118) (orally-available peripheral opioid antagonist)

There are no once-daily oral drugs that act specifically to block or reverse the action of opioids on receptors in the gastrointestinal tract which are approved specifically for the treatment of opioid-induced constipation (OIC) or opioid bowel dysfunction (OBD) in patients with chronic, non-cancer pain. The only approved treatment for opioid-induced constipation in adults with chronic, non-cancer pain is a twice daily oral therapy called AMITIZA (lubiprostone), which acts by specifically activating CIC-2 chloride channels in the gastrointestinal tract to increase secretions. AMITIZA is marketed by Sucampo Pharmaceuticals and Takeda. There is also a subcutaneous treatment known as methylnaltrexone bromide marketed by Salix Pharmaceuticals, Ltd under a license from Progenics Pharmaceuticals, Inc. Methylnaltrexone bromide is indicated for the treatment of opioid-induced constipation only in patients with advanced illness who are receiving palliative care, when response to laxative therapy has not been sufficient. Other therapies used to treat OIC and OBD include over-the-counter laxatives and stool softeners, such as docusate sodium, senna, and milk of magnesia. These therapies do not address the underlying cause of constipation as a result of opioid use and are generally viewed as ineffective or only partially effective to treat the symptoms of OIC and OBD.

There are a number of companies developing potential products which are in various stages of clinical development and are being evaluated for the treatment of OIC and OBD in different patient populations. Potential competitors include Progenics Pharmaceuticals, Inc. in collaboration with Salix Pharmaceuticals, Ltd., Cubist Pharmaceuticals, Inc., GlaxoSmithKline plc, Mundipharma Int. Limited, Theravance, Inc., Develco Pharma, Sucampo Pharmaceuticals, Inc., and Takeda Pharmaceutical Company Limited.

Etirinotecan pegol (NKTR-102, next-generation, long acting topoisomerase I inhibitor)

There are a number of chemotherapies and cancer therapies approved today and in various stages of clinical development for breast and ovarian cancers including but not limited to: Abraxane (paclitaxel protein-bound particles for injectable suspension (albumin bound)), Afinitor® (everolimus), Doxil® (doxorubicin HCl), Ellence® (epirubicin), Gemzar® (gemcitabine), Halaven® (eribulin), Herceptin® (trastuzumab), Hycamtin® (topotecan), Ixempra® (ixabepilone), Navelbine® (vinolrebine), Paraplatin® (carboplatin), Taxol® (paclitaxel) and Taxotere® (docetaxel). These therapies are only partially effective in treating breast and ovarian cancer. Major pharmaceutical or biotechnology companies with approved drugs or drugs in development for these cancers include Bristol-Meyers Squibb Company, Eisai, Inc., Roche Holding Group (including its Genentech subsidiary), GlaxoSmithKline plc, Pfizer, Inc., Eli Lilly & Co., Johnson & Johnson, Sanofi Aventis S.A., and many others. There are currently no drugs in Phase 3 development to specifically treat metastatic breast cancer in all receptor types following anthracycline, taxane and capecitabine therapy in either the adjuvant or metastatic setting.

There are also a number of chemotherapies and cancer therapies approved today and in clinical development for the treatment of colorectal cancer. Approved therapies for the treatment of colorectal cancer include Eloxatin® (oxaliplatin), Camptosar® (irinotecan), Avastin® (bevacizumab), Zaltrap® (Ziv-afilbercept), Stivarga® (regorafenib), Erbitux® (cetuximab), Vectibix® (panitumumab), Xeloda® (capecitabine), Adrucil® (fluorouracil), and Wellcovorin® (leucovorin). These therapies are only partially effective in treating the disease. There are a number of drugs in various stages of preclinical and clinical development from companies exploring cancer therapies or improved chemotherapeutic agents to potentially treat colorectal cancer. If these drugs are approved, they could be competitive with etirinotecan pegol if it is approved by government health authorities. These include products in development from Bristol-Myers Squibb Company, Pfizer, Inc., GlaxoSmithKline plc, Antigenics, Inc., F. Hoffman-La Roche Ltd, Novartis AG, Cell Therapeutics, Inc., Neopharm Inc., Meditech Research Ltd, Alchemia Limited, Enzon Pharmaceuticals Inc. and many others.

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

BAX 855 (PEGylated rFVIII)

There are other long-acting Factor VII programs in late-stage development for hemophilia A patients. Biogen Idec Inc. has completed a Phase 3 development program for ELOCTATE, a recombinant factor VIII Fc fusion protein, which is designed to be longer acting than current treatments available for hemophilia A patients. Biogen Idec Inc. submitted a Biologics License Application to the FDA for marketing approval of ELOCTATE during the first quarter of 2013. In addition, Bayer Healthcare has an ongoing Phase 3 clinical development program for BAY94-9027, a PEGylated Factor VIII molecule, which is also designed to be longer acting than current treatments available for hemophilia A patients. ELOCTATE and BAY94-9027, if approved by health authorities, will be competitive to BAX 855 in the longer-acting Factor VIII market, if BAX 855 successfully completes Phase 3 clinical development and is approved by health authorities.

NKTR-181(mu-opioid analgesic molecule for chronic pain)

There are numerous companies developing pain therapies designed to have less abuse potential primarily through formulation technologies and techniques applied to existing pain therapies. Potential competitors include Acura Pharmaceuticals, Inc., Collegium Pharmaceutical, Inc., Egalet Ltd, Elite Pharmaceuticals, Inc., Endo Health Solutions Inc., KemPharm, Inc., Pfizer, Inc., Purdue Pharma L.P., and Signature Therapeutics, Inc.

Research and Development

Our total research and development expenditures can be disaggregated into the following significant types of expenses (in millions):

	Year Ended December 31,
	2013	2012	2011
Third party and direct materials costs	105.6	65.6	50.4
Personnel, overhead and other costs	69.0	68.8	59.5
Stock-based compensation and depreciation	15.4	14.3	16.9

Research and development expense	$190.0	$148.7	$126.8

Manufacturing and Supply

We have a manufacturing facility located in Huntsville, Alabama that is capable of manufacturing PEGylated derivatives and starting materials for active pharmaceutical ingredients (APIs). The facility is also used to produce APIs to support the early phases of clinical development of our proprietary drug candidates. The facility and associated equipment are designed and operated to be consistent with all applicable laws and regulations.

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

Employees and Consultants

As of December 31, 2013, we had 445 employees, of which 337 employees were engaged in research and development, commercial operations and quality activities and 108 employees were engaged in general administration and business development. Of the 445 employees, 363 were located in the United States and 82 were located in India. We have a number of employees who hold advanced degrees, such as Ph.D.s. None of our employees are covered by a collective bargaining agreement, and we have experienced no work stoppages. We believe that we maintain good relations with our employees.

To complement our own expert professional staff, we utilize specialists in regulatory affairs, pharmacovigilance, process engineering, manufacturing, quality assurance, clinical development and business development. These individuals include scientific advisors as well as independent consultants.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages and positions of our executive officers as of February 27, 2014:

Name	Age	Position
Howard W. Robin	61	Director, President and Chief Executive Officer
John Nicholson	62	Senior Vice President and Chief Financial Officer
Robert A. Medve, M.D.	48	Senior Vice President and Chief Medical Officer
Stephen K. Doberstein, Ph.D.	55	Senior Vice President and Chief Scientific Officer
Gil M. Labrucherie, J.D.	42	Senior Vice President, General Counsel and Secretary
Maninder Hora, Ph.D	60	Senior Vice President, Pharmaceutical Development and Manufacturing Operations
Jillian B. Thomsen	48	Senior Vice President, Finance and Chief Accounting Officer

Howard W. Robin has served as our President and Chief Executive Officer since January 2007 and has served as a member of our board of directors since February 2007. Mr. Robin served as Chief Executive Officer, President and a director of Sirna Therapeutics, Inc., a biotechnology company, from July 2001 to November 2006 and from January 2001 to June 2001, served as their Chief Operating Officer, President and as a director. From 1991 to 2001, Mr. Robin was Corporate Vice President and General Manager at Berlex Laboratories, Inc. (Berlex), a pharmaceutical products company that is a subsidiary of Schering, AG, and from 1987 to 1991 he served as Vice President of Finance and Business Development and Chief Financial Officer of Berlex. From 1984 to 1987, Mr. Robin was Director of Business Planning and Development at Berlex. He was a Senior Associate with Arthur Andersen & Co. prior to joining Berlex. Mr. Robin serves as a director of the Biotechnology Industry Organization, the world’s largest biotechnology industry trade organization, and also serves as a director of BayBio, a non-profit trade association serving the Northern California life sciences community. He received his B.S. in Accounting and Finance from Fairleigh Dickinson University in 1974.

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

Robert A. Medve, M.D. has served as our Senior Vice President and Chief Medical Officer since June 2011 and previously served as our Vice President Drug Development and Medical Affairs when he joined Nektar in March 2011 until June 2011. From November 2006 to March 2011, he was Chief Medical and Regulatory Officer at NeurAxon, Inc., a privately held biotechnology company developing drug candidates for the treatment of pain and CNS disorders. From April 2006 to November 2006, Dr. Medve served as Corporate Vice President, Science, Research and Development for Lifetree Clinical Research, and thereafter served in a consulting capacity from time to time. From May 2003 to November 2005, Dr. Medve served as Senior Vice President, Drug Development and Chief Medical and Regulatory Officer for Metaphore Pharmaceuticals, Inc., a biotechnology company developing drug candidates for pain and inflammation. From January 1998 to May 2003, he served in various leadership positions at Johnson & Johnson, a pharmaceutical company, most recently as Executive Director of Pediatric Drug Development. From May 1996 to January 1998, he served in the medical affairs group at Knoll Pharmaceutical Company, a wholly-owned pharmaceutical subsidiary of BASF acquired by Abbott Laboratories in 2001, most recently as Director of Medical Affairs. Prior to joining industry, Dr. Medve served as the Director of Pediatric Pain Management and Instructor of Anesthesiology at the State University of New York at Buffalo (SUNY) and also completed a Pain Management Fellowship at SUNY. He completed his residency in anesthesia at Thomas Jefferson University Hospital and served as a surgical intern at Mercy Health Systems Medical Center. Dr. Medve received his M.D. from Jefferson Medical College and received his B.S. in Biology from the Pennsylvania State University.

Stephen K. Doberstein, Ph.D. has served as our Senior Vice President and Chief Scientific Officer since January 2010. From October 2008 through December 2009, Dr. Doberstein served as Vice President, Research at Xoma (US) LLC, a publicly traded clinical stage biotechnology company. From July 2004 until August 2008, he served as Vice President, Research at privately held Five Prime Therapeutics, Inc., a clinical stage biotechnology company. From September 2001 until July 2004, Dr. Doberstein was Vice President, Research at privately held Xencor, Inc., a clinical stage biotechnology company. From 1997 to 2000, he held various pharmaceutical research positions at Exelixis, Inc. (Exelixis), a publicly traded clinical stage biotechnology company. Prior to working at Exelixis, Dr. Doberstein was a Howard Hughes Postdoctoral Fellow and a Muscular Dystrophy Association Senior Postdoctoral Fellow at the University of California, Berkeley. Dr. Doberstein received his Ph.D. Biochemistry, Cell and Molecular Biology from the Johns Hopkins University School of Medicine and received a B.S. in Chemical Engineering from the University of Delaware.

Gil M. Labrucherie has served as our Senior Vice President, General Counsel and Secretary since April 2007, responsible for all aspects of our legal affairs. Mr. Labrucherie served as our Vice President, Corporate Legal from October 2005 through April 2007. From October 2000 to September 2005, Mr. Labrucherie was Vice President of Corporate Development at E2open. While at E2open, Mr. Labrucherie was responsible for global corporate alliances and merger and acquisitions. Prior to E2open, he was the Senior Director of Corporate Development at AltaVista Company, an Internet search company, where he was responsible for strategic partnerships and mergers and acquisitions. Mr. Labrucherie serves on the General Counsel Committee of the Biotechnology Industry Organization, the world’s largest biotechnology industry trade organization. Mr. Labrucherie began his career as an associate in the corporate practice of the law firm of Wilson Sonsini Goodrich & Rosati, P.C. Mr. Labrucherie received his J.D. from the Berkeley Law School and a B.A. from the University of California Davis.

Maninder Hora, Ph.D. has served as our Senior Vice President, Pharmaceutical Development and Manufacturing Operations since August 2010. From December 2008 to July 2010, he was Vice President, Product and Quality Operations at Facet Biotech Corporation, a clinical stage biotechnology company, which was acquired by Abbott Laboratories in April 2010. From July 2006 to December 2008, Dr. Hora served in various management capacities at PDL Biopharma, Inc., a biopharmaceutical company, most recently as Vice President, Product Operations. From 1986 to 2006, Dr. Hora held positions of increasing responsibility with Chiron Corporation (Chiron and now Novartis), a pharmaceutical company, serving most recently at Chiron as Vice President of Process and Product Development. Dr. Hora served as a key member of various teams that successfully registered eight drugs or vaccines in the U.S. and Europe during his 20-year tenure at Chiron. Dr. Hora has also held positions at Wyeth Pharmaceuticals and GlaxoSmithKline plc prior to joining Chiron. Dr. Hora completed his Ph.D. in Bioengineering from the Indian Institute of Technology, Delhi, India, and was a Fulbright Scholar at the University of Washington, and received his B.S. in chemistry from the University of Jabalpur.

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

Drug development is a highly uncertain scientific and medical endeavor, and failure can unexpectedly occur at any stage of preclinical and clinical development. Typically, there is a high rate of attrition for drug candidates in preclinical and clinical trials due to scientific feasibility, safety, efficacy, changing standards of medical care and other variables. The risk of failure increases for our drug candidates that are based on new technologies, such as the application of our advanced polymer conjugate technology to small molecules, including naloxegol, etirinotecan pegol (also known as NKTR-102), NKTR-181, NKTR-192, NKTR-171 and other drug candidates currently in discovery research or preclinical development. The failure of one or more of our drug candidates could have a material adverse effect on our business, financial condition and results of operations.

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

The FDA is exploring whether there is any evidence of potential elevated cardiovascular risk possibly related to the class of mu-opioid antagonist drugs and naloxegol is a mu-opioid antagonist. AstraZeneca completed a 52-week, long-term controlled safety trial of naloxegol as part of the Phase 3 naloxegol development program. The FDA’s general safety concern is based on data from other mu-opioid antagonist programs that may indicate increased cardiovascular risk associated with opioid withdrawal or the antagonism of the delta subtype of the opioid receptor, for which the FDA has not yet made a causal connection between these mechanisms and elevated cardiovascular risk. The FDA is currently planning to hold an advisory committee meeting for the purposes of reviewing the cardiovascular safety study requirements for peripheral mu-opioid receptor antagonists including naloxegol. The advisory committee meeting, which had been originally scheduled for March 10-11, 2014, is being rescheduled due to scheduling conflicts.

We amended our license agreement with AstraZeneca to enter into a risk sharing arrangement in the event that pre-approval or post-approval cardiovascular safety studies are required by the FDA for naloxegol. The amendment provides that if the FDA requires a cardiovascular safety study as a condition to approval of naloxegol and, as a result, AstraZeneca terminates its agreement with us in its entirety, we would be required to repay AstraZeneca the $70.0 million we received upon the FDA’s acceptance for review of the naloxegol NDA plus accrued interest at 4.5% compounded annually. If AstraZeneca elects to terminate the agreement only with respect to its license agreement rights in the U.S. due to a pre-approval cardiovascular safety study, then such amount would be paid through a 50% reduction of non-U.S. royalty amounts otherwise payable to us until the aggregate amount of such royalty reduction equals the total principal amount of $70.0 million plus accumulated interest at 4.5% compounded annually. On the other hand, if the FDA determines a pre-approval cardiovascular safety study of naloxegol is not required, AstraZeneca is obligated to pay us an additional $35.0 million milestone payment. However, if the FDA requires a post-approval cardiovascular safety study as a condition to regulatory approval, then the royalty rate payable to us from net sales of naloxegol in the U.S. by AstraZeneca would be reduced by two percentage points until the aggregate amount of such royalty payment reduction is equal to a maximum of $35.0 million.

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

As of December 31, 2013, we had cash and investments in marketable securities valued at approximately $262.0 million, of which $25.0 million was restricted in relation to our 12.0% senior secured notes, and indebtedness of approximately $160.8 million. The indebtedness includes approximately $125.0 million in senior secured notes due July 2017, but excludes our long-term liability relating to the sale of future royalties. While this royalty obligation liability will not generally be settled in cash, we expect to be required to make a cash payment of $7.0 million in 2014, as a certain performance target is not expected to be met. While we believe that our cash position will be sufficient to meet our liquidity requirements through at least the next 12 months, our future capital requirements will depend upon numerous unpredictable factors, including:

•

the cost, timing and outcomes of clinical studies and regulatory reviews of our proprietary drug candidates that we have licensed to our collaboration partners —important examples include naloxegol that has been licensed to AstraZeneca, Amikacin Inhale that has been licensed to Bayer, and BAX 855 that is being developed by Baxter under an intellectual property license from us;

•

if and when we receive potential milestone payments and royalties from our existing collaborations if the drug candidates subject to those collaborations achieve clinical, regulatory or commercial success;

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

•	the outcome of the regulatory review process and commercial success of drug products for which we are entitled to receive royalties (e.g., naloxegol being developed by AstraZeneca);

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

We or our partners may experience delays in clinical trials of drug candidates. Etirinotecan pegol in patients with metastatic breast cancer and BAX 855 are currently in Phase 3 clinical studies, and Bayer has initiated Phase 3 clinical development of BAY41-6551 with the first patient enrolled in April 2013. A Phase 2 clinical study for etirinotecan pegol in patients with metastatic colorectal cancer is still open for enrollment. We are currently evaluating the recently announced results from our Phase 2 efficacy clinical study for NKTR-181 and are in the planning stage for a Phase 3 clinical study for NKTR-181 including continuing consultations with leaders in the pain clinical trial field and interactions with the FDA. Because it is unlikely that we will be able to identify a single cause for the NKTR-181 Phase 2 study not meeting its primary efficacy endpoint, there is increased risk in effectively designing a Phase 3 clinical study to demonstrate the efficacy of NKTR-181. These and other of our planned clinical studies may not begin on time, have an effective design, enroll a sufficient number of patients or be completed on schedule, if at all. Our clinical trials for any of our product candidates could be delayed for a variety of reasons, including:

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

The patent positions of pharmaceutical and biotechnology companies, such as ours, are uncertain and involve complex legal and factual issues. We own more than 175 U.S. and 500 foreign patents and a number of pending patent applications that cover various aspects of our technologies. There can be no assurance that patents that have issued will be held valid and enforceable in a court of law. Even for patents that are held valid and enforceable, the legal process associated with obtaining such a judgment is time consuming and costly. Additionally, issued patents can be subject to opposition or other proceedings that can result in the revocation of the patent or maintenance of the patent in amended form (and potentially in a form that renders the patent without commercially relevant and/or broad coverage). Further, our competitors may be able to circumvent and otherwise design around our patents. Even if a patent is issued and enforceable, because development and commercialization of pharmaceutical products can be subject to substantial delays, patents may expire early and provide only a short period of protection, if any, following the commercialization of products encompassed by our patents. We may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office, which could result in a loss of the patent and/or substantial cost to us.

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

From time to time, third parties have asserted, and may in the future assert, that we or our partners infringe their proprietary rights, such as patents and trade secrets, or have otherwise breached our obligations to them. The third party often bases its assertions on a claim that its patents cover our technology platform or drug candidates or that we have misappropriated its confidential or proprietary information. Similar assertions of infringement could be based on future patents that may issue to third parties. In certain of our agreements with our partners, we are obligated to indemnify and hold harmless our collaboration partners from intellectual property infringement, product liability and certain other claims, which could cause us to incur substantial costs and liability if we are called upon to defend ourselves and our partners against any claims. If a third party obtains injunctive or other equitable relief against us or our partners, they could effectively prevent us, or our partners, from developing or commercializing, or deriving revenue from, certain drugs or drug candidates in the U.S. and abroad. Costs associated with litigation, substantial damage claims, indemnification claims or royalties paid for licenses from third parties could have a material adverse effect on our business, financial condition and results of operations.

Third-party claims involving proprietary rights or other matters could also result in substantial settlement payments or substantial damages to be paid by us. For instance, a settlement might require us to enter a license agreement under which we would pay substantial royalties or other compensation to a third party, diminishing our future economic returns from the related drug. In December 2013, we entered into a litigation settlement with the Research Foundation of the State University of New York (SUNY) pursuant to which we agree to the payment of a total of $12 million in future installments and certain other terms and conditions in exchange for the full release of certain breach of contract claims by SUNY. In October 2011, we entered into a settlement related to trade secret and breach of contract litigation where we agreed to make an upfront payment of $2.7 million and a future contingent payment of $3.0 million if a certain drug candidate receives FDA approval. In 2006, we entered into a litigation settlement related to an intellectual property dispute with the University of Alabama in Huntsville pursuant to which we paid $11.0 million and agreed to pay an additional $10.0 million in equal $1.0 million installments over ten years ending with the last payment due on July 1, 2016.

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

Our revenue is derived from our collaboration agreements, from which we receive contract research payments, milestone payments based on clinical progress, regulatory progress or net sales achievements, royalties and manufacturing revenue. Significant variations in the timing of receipt of cash payments and our recognition of revenue can result from significant milestone payments based on the execution of new collaboration agreements, the timing of clinical outcomes, regulatory approval, commercial launch and the achievement of certain annual sales thresholds. The amount of our revenue derived from collaboration agreements in any given period will depend on a number of unpredictable factors, including our ability to find and maintain suitable collaboration partners, the timing of the negotiation and conclusion of collaboration agreements with such partners, whether and when we or our collaboration partners achieve clinical, regulatory and sales milestones, the timing of regulatory approvals in one or more major markets, reimbursement levels by private and government payers, and the market introduction of new drugs or generic versions of the approved drug, as well as other factors. Our past revenue generated from collaboration agreements is not necessarily indicative of our future revenue. If any of our existing or future collaboration partners fails to develop, obtain regulatory approval for, manufacture or ultimately commercialize any product candidate under our collaboration agreement, our business, financial condition, results of operations and prospectus could be materially and adversely affected.

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

Given these risks, the success of our current and future partnerships is highly unpredictable and can have a substantial negative or positive impact on our business. We have entered into collaboration agreements in the past that have been subsequently terminated, such as our collaboration agreement with Pfizer, Inc. for the development and commercialization of inhaled insulin that was terminated by Pfizer, Inc. in November 2007. If other collaboration agreements are suspended or terminated, our ability to commercialize certain other proposed product candidates could also be negatively impacted. If our collaborations fail, our product development or commercialization of product candidates could be delayed or cancelled, which would negatively impact our business, results of operations and financial condition.

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

We often face very limited supply of a critical raw material that can only be obtained from a single, or a limited number of, suppliers, which could cause production delays, clinical trial delays, substantial lost revenue opportunity or contract liability to third parties. For example, there are only a limited number of qualified suppliers, and in some cases single source suppliers, for the raw materials included in our PEGylation and advanced polymer conjugate drug formulations. Any interruption in supply or failure to procure such raw materials on commercially feasible terms could harm our business by delaying our clinical trials, impeding commercialization of approved drugs or increasing our costs.

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

For the year ended December 31, 2013, we reported a net loss of $162.0 million. If and when we achieve profitability depends upon a number of factors, including the timing and recognition of milestone payments and royalties received, the timing of revenue under our collaboration agreements, the amount of investments we make in our proprietary product candidates and the regulatory approval and market success of our product candidates. We may not be able to achieve and sustain profitability.

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

Our PEGylation and advanced polymer conjugate chemistry platforms and our partnered and proprietary products and product candidates compete with various pharmaceutical and biotechnology companies. Competitors of our PEGylation and polymer conjugate chemistry technologies include Biogen Idec Inc., Savient Pharmaceuticals, Inc., Dr. Reddy’s Laboratories Ltd., Enzon Pharmaceuticals, Inc., SunBio Corporation, Mountain View Pharmaceuticals, Inc., Novo Nordisk A/S (formerly assets held by Neose Technologies, Inc.), and NOF Corporation. Several other chemical, biotechnology and pharmaceutical companies may also be developing PEGylation technologies or technologies that have similar impact on target drug molecules. Some of these companies license or provide the technology to other companies, while others are developing the technology for internal use.

There are several competitors for our proprietary product candidates currently in development. For Amikacin Inhale, the current standard of care includes several approved intravenous antibiotics for the treatment of either hospital-acquired pneumonia or ventilator-associated pneumonia in patients on mechanical ventilators. For naloxegol, there are currently several alternative therapies used to address opioid-induced constipation (OIC) and opioid-induced bowel dysfunction (OBD), including subcutaneous Relistor® (methylnaltrexone bromide), oral Amitizia (lubiprostone), and oral and rectal over-the-counter laxatives and stool softeners such as docusate sodium, senna and milk of magnesia. In addition, there are a number of companies developing potential products which are in various stages of clinical development and are being evaluated for the treatment of OIC and OBD in different patient populations, including Cubist Pharmaceuticals, Inc., Progenics Pharmaceuticals, Inc. in collaboration with Salix Pharmaceuticals, Ltd., Mundipharma Int. Limited, Sucampo Pharmaceuticals, Inc., Develco Pharma, Alkermes, Inc., GlaxoSmithKline plc, Theravance, Inc., and Takeda Pharmaceutical Company Limited. For etirinotecan pegol, there are a number of chemotherapies and cancer therapies approved today and in various stages of clinical development for breast and ovarian cancers, including, but not limited to: Abraxane® (paclitaxel protein-bound particles for injectable suspension (albumin bound)), Afinitor® (everolimus), Doxil® (doxorubicin HCl), Ellence® (epirubicin), Gemzar® (gemcitabine), Halaven® (eribulin), Herceptin® (trastuzumab), Hycamtin® (topotecan), Ixempra® (ixabepilone), Navelbine® (vinolrebine), Iniparib, Paraplatin® (carboplatin), Taxol® (paclitaxel) and Taxotere® (docetaxel). Major pharmaceutical or biotechnology companies with approved drugs or drugs in development for these cancers include, but are not limited to, Bristol-Meyers Squibb Company, Eli Lilly & Co., Roche, GlaxoSmithKline plc, Johnson and Johnson, Pfizer, Inc. Eisai, Inc., and Sanofi Aventis S.A. There are approved therapies for the treatment of colorectal cancer, including Eloxatin® (oxaliplatin), Camptosar® (irinotecan), Avastin® (bevacizumab), Zaltrap® (Ziv-afilbercept), Stivarga® (regorafenib), Erbitux® (cetuximab), Vectibix® (panitumumab), Xeloda® (capecitabine), Adrucil® (fluorouracil) and Wellcovorin ® (leucovorin). In addition, there are a number of drugs in various stages of preclinical and clinical development from companies exploring cancer therapies or improved chemotherapeutic agents to potentially treat colorectal cancer, including, but not limited to, products in development from Bristol-Myers Squibb Company, Pfizer, Inc., GlaxoSmithKline plc, Antigenics, Inc., F. Hoffmann-La Roche Ltd, Novartis AG, Cell Therapeutics, Inc., Neopharm Inc., Meditech Research Ltd, Alchemia Limited, and Enzon Pharmaceuticals, Inc.

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

Our stock price is volatile. During the year ended December 31, 2013, based on closing prices on The NASDAQ Global Select Market, our stock price ranged from $13.96 to $7.54 per share. We expect our stock price to remain volatile. A variety of factors may have a significant effect on the market price of our common stock, including:

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

•	announcements of technological innovations or new therapeutic products that may compete with our approved products or products under development;

•	announcements of changes in governmental regulation affecting us or our competitors;

•	litigation brought against us or third parties to whom we have indemnification obligations;

•	public concern as to the safety of drug formulations developed by us or others;

•	our financing needs and activities; and

•	general market conditions.

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

California

We lease a 102,283 square foot facility in the Mission Bay Area of San Francisco, California (Mission Bay Facility), under an operating lease which expires in 2020. In November 2010, we moved into the Mission Bay Facility relocating all of our functions from the San Carlos, California facility (San Carlos Facility), including our corporate headquarters and research and development for our PEGylation and advanced polymer conjugate technology operations. In December 2011, we expanded our lease of the Mission Bay Facility to include an additional 24,002 square feet of space, which will expire in 2020, on the same date as the original lease agreement for the Mission Bay Facility.

Our lease for approximately 100,000 square feet of the San Carlos Facility is under a capital lease which expires in 2016. We have subleased all of the San Carlos Facility.

Alabama

We currently own four facilities consisting of approximately 165,000 square feet in Huntsville, Alabama, which house laboratories as well as administrative, clinical and commercial manufacturing facilities for our PEGylation and advanced polymer conjugate technology operations as well as manufacturing of APIs for early clinical studies.

In July 2012, we consolidated our U.S.-based research activities into our Mission Bay Facility and ceased use of one of our buildings located in Huntsville that was dedicated to research activities. We are currently seeking a buyer for the land and building.

India

We own a research and development facility consisting of approximately 88,000 square feet, near Hyderabad, India. In addition, we lease approximately 504 square feet of office space in Hyderabad, India, under a one-year operating lease that will expire in 2014.

Item 3.	Legal Proceedings

From time to time, we are subject to legal proceedings, including the proceedings described specifically below. We are not currently a party to or aware of any proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

On November 18, 2009, the Research Foundation of the State University of New York, or SUNY filed an action against us in the United States District Court for the Northern District of New York. SUNY sought to recover amounts it alleged it was owed pursuant to a technology licensing contract between us and SUNY. On December 20, 2013, we entered into a Settlement Agreement and Release (the “Settlement”) with SUNY. Under the terms of the Settlement, SUNY agreed to dismiss the action with prejudice and relinquish all rights it may have had to a portion of future development and regulatory milestone payments payable to us under the Co-Development, License and Co-Promotion Agreement, dated August 1, 2007, between us (and our subsidiaries) and Bayer Healthcare LLC, as amended, related to the inhaled amikacin program in exchange for (i) a $5 million payment due on April 1, 2014; (ii) a $5 million payment due on January 1, 2015, (iii) a series of four $500,000 payments each due on April 1, 2014, January 1, 2015, January 1, 2016, and January 1, 2017, respectively; and (iv) certain other terms and conditions.

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

	High	Low
Year Ended December 31, 2012:
1st Quarter	$8.22	$5.68
2nd Quarter	8.14	6.41
3rd Quarter	10.78	7.99
4th Quarter	10.83	5.99
Year Ended December 31, 2013:
1st Quarter	$11.06	$7.54
2nd Quarter	11.70	8.83
3rd Quarter	13.96	10.45
4th Quarter	12.56	8.96

Holders of Record

As of February 20, 2014, there were approximately 215 holders of record of our common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently expect to retain any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

There were no sales of unregistered securities and there were no common stock repurchases made during the year ended December 31, 2013.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding our equity compensation plans as of December 31, 2013 is disclosed in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K and is incorporated herein by reference from our proxy statement for our 2014 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

The following graph compares, for the five year period ended December 31, 2013, the cumulative total stockholder return (change in stock price plus reinvested dividends) of our common stock with (i) the NASDAQ Composite Index, (ii) the NASDAQ Pharmaceutical Index, (iii) the RGD SmallCap Pharmaceutical Index, (iv) the NASDAQ Biotechnology Index and (v) the RDG SmallCap Biotechnology Index. Measurement points are the last trading day of each of our fiscal years ended December 31, 2009, December 31, 2010, December 31, 2011, December 31, 2012 and December 31, 2013. The graph assumes that $100 was invested on December 31, 2008 in the common stock of the Company, the NASDAQ Composite Index, the Nasdaq Pharmaceutical Index, the RGD SmallCap Pharmaceutical Index, the NASDAQ Biotechnology Index and the RDG SmallCap Biotechnology Index and assumes reinvestment of any dividends. The stock price performance in the graph is not intended to forecast or indicate future stock price performance.

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

	Year Ended December 31,
	2013	2012	2011	2010	2009
Statements of Operations Data:
Revenue:
Product sales	$44,846	$35,399	$24,864	$27,412	$30,116
Royalty revenue	1,148	4,874	10,327	7,255	5,172
Non cash royalty revenue related to sale of future royalties(1)	22,055	10,791	—	—	—
License, collaboration and other revenue	80,872	30,127	36,289	124,372	36,643

Total revenue	148,921	81,191	71,480	159,039	71,931
Total operating costs and expenses	269,051	222,392	195,417	187,294	167,063

Loss from operations	(120,130)	(141,201)	(123,937)	(28,255)	(95,132)
Non-cash interest expense on liability related to sale of future royalties(1)	(22,309)	(18,057)	—	—	—
Interest and other income (expense), net	(17,329)	(12,191)	(9,023)	(8,802)	(7,640)
Provision (benefit) for income taxes	2,245	406	1,018	881	(253)

Net loss	$(162,013)	$(171,855)	$(133,978)	$(37,938)	$(102,519)

Basic and diluted net loss per share(2)	$(1.40)	$(1.50)	$(1.19)	$(0.40)	$(1.11)

Weighted average shares outstanding used in computing basic and diluted net loss per share(2)	115,732	114,820	112,942	94,079	92,772

	As of December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data:
Cash, cash equivalents and investments	$262,026	$302,194	$414,936	$315,932	$396,211
Working capital	$159,661	$236,094	$1,174	$289,871	$260,650
Total assets	$434,527	$497,790	$606,550	$521,225	$575,518
Deferred revenue	$106,048	$118,447	$127,831	$145,347	$192,372
Convertible subordinated notes	$—	$—	$214,955	$214,955	$214,955
Senior secured notes	$125,000	$125,000	$—	$—	$—
Liability related to the sale of future royalties(1)	$128,520	$131,266	$—	$—	$—
Other long-term liabilities	$25,775	$20,014	$21,741	$22,585	$23,344
Accumulated deficit	$(1,732,393)	$(1,570,380)	$(1,398,525)	$(1,264,547)	$(1,226,609)
Total stockholders’ equity (deficit)	$(89,903)	$47,018	$197,811	$90,662	$102,367

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

Our most advanced proprietary product candidate, naloxegol (formerly known as NKTR-118), is an oral peripheral opioid antagonist which has completed Phase 3 clinical studies and has been filed for regulatory approvals in the US, E.U. and Canada for the treatment of opioid-induced constipation (OIC) in patients with non-cancer pain. We are a party to an exclusive worldwide license agreement with AstraZeneca AB (AstraZeneca) for the global development and commercialization of naloxegol and naloxegol fixed-dose combination products (formerly known as NKTR-119). The core Phase 3 clinical development program for naloxegol, which AstraZeneca calls the KODIAC program, is comprised of four clinical trials which are designed to investigate the safety and efficacy of naloxegol for the treatment of OIC in patients with non-cancer related pain. The outcome and timing of the naloxegol regulatory review events will have a substantial impact on our financial condition as we are entitled to up to $35.0 million in regulatory milestones and $140.0 million in commercial launch milestones, as well as up to $75 million of payments related to the naloxegol fixed-dose combination program. The naloxegol fixed-dose combination program is an early stage research and development program that is designed to combine various opioids with naloxegol AstraZeneca is responsible for all clinical, regulatory and commercialization costs for both the naloxegol drug candidate and all drug candidates within the naloxegol fixed-dose combination program.

On November 12, 2012, AstraZeneca announced positive top-line results for naloxegol from two Phase 3 efficacy and safety clinical trials and from a safety extension trial (KODIAC-04, -05, and -07). On February 26, 2013, AstraZeneca announced positive top-line results from the long-term safety study (KODIAC-08) of naloxegol in patients with OIC. On September 25, 2013, the EMA notified AstraZeneca that it had accepted for review the naloxegol regulatory approval application filed by AstraZeneca in August 2013. As a result, we were entitled to a $25.0 million payment from AstraZeneca, which was received on September 30, 2013. On September 16, 2013, AstraZeneca filed an NDA with the FDA for naloxegol, which was accepted for review by the FDA on November 16, 2013, resulting in a $70.0 million milestone payment to Nektar from AstraZeneca in November 2013. If the FDA does not require a future clinical trial or other significant studies to assess the cardiovascular safety (“CV Safety Study”) of naloxegol prior to an approval decision, AstraZeneca is obligated to pay us an additional $35.0 million. If the FDA does require a CV Safety Study, AstraZeneca may terminate the license agreement with us in its entirety or only with respect to its rights in the United States. If AstraZeneca elects to terminate the license agreement in its entirety due to a CV Safety Study, we will be required to repay them the $70.0 million we received plus accrued interest at 4.5% compounded annually in four installments in accordance with the following payment schedule: $10.0 million plus accrued interest on January 15, 2015, $10.0 million plus accrued interest on January 15, 2016, $20.0 million plus accrued interest on January 15, 2017 and $30.0 million plus accrued interest on January 15, 2018. If AstraZeneca elects to terminate the license agreement only with respect to its rights in the U.S., then such repayment amount would be funded through a 50% reduction of non-U.S. royalty amounts otherwise payable to us until the aggregate amount of such royalty reduction equals the total principal amount of $70.0 million plus accumulated interest at 4.5% compounded annually. If the FDA requires a post-approval cardiovascular safety study as a condition to approval of the naloxegol NDA, then the royalty rate payable to us from net sales of naloxegol in the U.S. by AstraZeneca would be reduced by two percentage points until the aggregate accumulated amount of such royalty payment reduction is equal to a maximum of $35.0 million. We will be entitled to $140.0 million in commercial launch milestone payments if naloxegol is approved by the FDA and EMA and commercial launch is achieved in the U.S. and one major country in the E.U. As a result, the FDA’s determination as to whether to require a CV Safety Study prior to an approval determination and the decisions of both the FDA and E.U. with regard to the marketing applications currently filed for naloxegol is critical to our financial position as well as our future business prospects.

Our second most advanced proprietary drug candidate, etirinotecan pegol (also known as NKTR-102), is a next-generation topoisomerase I inhibitor. Etirinotecan pegol is currently being evaluated as a single-agent therapy in a Phase 3 open-label, randomized, multicenter clinical study in patients with metastatic breast cancer. This Phase 3 clinical study, which we call the BEACON study (BrEAst Cancer Outcomes with NKTR-102), enrolled approximately 850 patients with metastatic breast cancer that have previously received treatment with an anthracycline, a taxane, and capecitabine. We completed enrollment in the BEACON study in late July 2013. On January 14, 2014, we announced that the Independent Data Monitoring Committee, or the DMC, created to provide safety oversight for the BEACON study recommended continuation of the Phase 3 BEACON study following an interim data analysis which was performed after reaching 50% of the events needed to achieve the primary endpoint of overall survival. The BEACON study will require a substantial investment over the next two years.

Our third most advanced proprietary drug candidate, NKTR-181, is a novel mu-opioid analgesic drug candidate for chronic pain conditions. The molecule has been designed to have a slow rate of entry into the brain, which is expected to reduce the attractiveness of the molecule as a target of abuse and reduce other serious central nervous system-related side effects, such as sedation and respiratory depression, which are commonly associated with standard opioid therapies. In May 2012, the development program for NKTR-181 for the treatment of moderate to severe chronic pain was granted Fast Track designation by the FDA. On June 19, 2013, we announced positive data from a human abuse liability study of NKTR-181. On September 26, 2013, we announced preliminary topline results from a Phase 2 clinical study of NKTR-181 in patients with moderate to severe chronic pain from osteoarthritis of the knee. The Phase 2 study utilized a double-blind, placebo-controlled, randomized withdrawal study design to assess the efficacy, safety and tolerability of NKTR-181. Of the 295 patients that entered the study, only 9 (3%) patients did not achieve meaningful pain relief with NKTR-181. During the titration period, 53 (18%) patients discontinued treatment because of adverse events, most of which are those commonly associated with opioids. A total of 213 patients achieved an average 40% reduction in pain and entered the randomized phase of the study. In this study, NKTR-181 performed as expected as an opioid analgesic throughout the study. However, patients who were randomized to the placebo arm did not show the expected increase in pain scores observed in similar enriched enrollment, randomized withdrawal studies. This lack of a placebo rebound caused the Phase 2 study to miss the primary endpoint, which was the average change in a patient’s pain score from baseline to the end of the double-blind, randomized treatment period. In December 2013, we met with the FDA to discuss the results of the Phase 2 clinical study and certain preliminary considerations for the Phase 3 clinical study design. We are currently evaluating the appropriate Phase 3 clinical study design for NKTR-181 and expect to start a Phase 3 clinical study in mid-2014.

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

We also have a significant collaboration with Baxter Healthcare to identify and develop PEGylated drug candidates with the objective of providing new long-acting therapies for hemophilia patients. Under the terms of this collaboration, we are providing a license to our PEGylation intellectual property, technology and expertise. Baxter is responsible for all clinical development. The first drug candidate in this collaboration, BAX 855, is a longer-acting (PEGylated) form of a full-length recombinant factor VIII (rFVIII) protein which has completed Phase 1 clinical development in patients with Hemophilia A. In February 2013, Baxter initiated a Phase 3 multi-center, open-label clinical study called PROLONG-ATE in previously treated adult patients with severe hemophilia A to assess the efficacy, safety and pharmacokinetics of BAX 855 for prophylaxis and on-demand treatment of bleeding. On November 13, 2013, Baxter announced that it had completed enrollment of 146 patients in the PROLONG-ATE clinical study. If BAX 855 is approved by health authorities and is successfully commercialized by Baxter, this will represent a substantial royalty revenue opportunity for us, subject to significant risks and uncertainties relating to the outcome of the ongoing Phase 3 clinical study, the health authority regulatory review process, and if approved, subsequent commercial success.

While the late stage clinical development programs described above are key elements of the future success of our company, we believe it is critically important that we continue to make substantial investments in our earlier-stage drug candidate pipeline. In January 2014, we initiated a single-ascending dose Phase 1 clinical study of NKTR-171. Further, we have several drug candidates in research that we are preparing to advance into the clinic in future years. While we believe that our substantial investment in research and development has the potential to create significant value if one or more of our drug candidates demonstrate positive clinical results and receive regulatory approval in one or more major markets, drug research and development is an inherently uncertain process and there is a high risk of failure at every stage prior to approval and the timing and outcome of clinical trial results are extremely difficult to predict. Clinical development successes and failures can have a disproportionate positive or negative impact on our scientific and medical prospects, financial prospects, financial condition, and market value.

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

Key Developments and Trends in Liquidity and Capital Resources

As of December 31, 2013, we estimated that we had at least twelve months of working capital to fund our current business plans. At December 31, 2013, we had approximately $262.0 million in cash and investments in marketable securities, of which $25.0 million was restricted in relation to our 12.0% senior secured notes, and

$160.8 million in indebtedness. The indebtedness includes $125.0 million in aggregate principal amount of 12.0% senior secured notes due July 15, 2017, but excludes our long-term liability relating to the sale of future royalties under the Purchase and Sale Agreement with RPI Finance Trust. As is further described in Note 7 to our Consolidated Financial Statements, this royalty obligation liability will generally not be settled in cash, but we expect to make a cash payment of $7.0 million in 2014 as a specified worldwide 2013 net sales threshold of MIRCERA® is not expected to be met.

On January 28, 2014, we completed the issuance and sale of 9,775,000 shares of our common stock with gross proceeds of approximately $117.2 million. Additionally, we incurred approximately $0.6 million in legal and accounting fees, filing fees, and other offering expenses.

Results of Operations

Years Ended December 31, 2013, 2012, and 2011

Revenue (in thousands, except percentages)

	Year Ended December 31,			Increase/ (Decrease)	Increase/ (Decrease)	Percentage Increase/ (Decrease)	Percentage Increase/ (Decrease)
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011	2013 vs. 2012	2012 vs. 2011
Product sales	$44,846	$35,399	$24,864	$9,447	$10,535	27%	42%
Royalty revenue	1,148	4,874	10,327	(3,726)	(5,453)	(76)%	(53)%
Non cash royalty revenue related to sale of future royalties	22,055	10,791	—	11,264	10,791	>100%	100%
License, collaboration and other revenue	80,872	30,127	36,289	50,745	(6,162)	>100%	(17)%

Total revenue	$148,921	$81,191	$71,480	$67,730	$9,711	83%	14%

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

Product sales increased for the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily as a result of an $9.0 million increase in product sales to one of our collaboration partners. Product sales increased during the year ended December 31, 2012 compared to the year ended December 31, 2011 as a result of increased product demand from a number of our collaboration partners.

We currently expect product sales to decrease substantially in 2014 as compared to 2013 due to decreased product demand from our collaboration partners.

Royalty revenue and non-cash royalty revenue related to sale of future royalties

We receive royalty revenue from certain of our collaboration partners based on their net sales of commercial products. Royalty revenue received in cash decreased during the year ended December 31, 2013 compared to the year ended December 31, 2012 and decreased during the year ended December 31, 2012 compared to the year ended December 31, 2011 primarily as a result of the sale of our rights to receive the royalties from product sales of UCB’s CIMZIA® and Roche’s MIRCERA® as is further described below. Royalties from CIMZIA® and MIRCERA® recognized after the royalty sale transaction took effect are presented on a separate revenue line item entitled “Non-cash royalty revenue related to sale of future royalties.” We expect royalty revenue received in cash to decrease in 2014 as compared to 2013.

In February 2012, we sold all of our rights to receive future royalty payments on CIMZIA® and MIRCERA®. As described in Note 7 to our Consolidated Financial Statements, this royalty sale transaction has been recorded as a liability that amortizes over the estimated royalty payment period. As a result of this liability accounting, even though the royalties from UCB and Roche are remitted directly to the purchaser of these royalty interests, we will continue to record revenue for these royalties. During the year ended December 31, 2013 and 2012, we recognized $22.1 million and $13.5 million, respectively, in aggregate royalties from net sales of CIMZIA® and MIRCERA®, of which the $2.7 million recognized in the three months ended March 31, 2012 was retained by us as these amounts resulted from product sales in the fourth quarter of 2011. We expect non-cash royalties from net sales of CIMZIA® and MIRCERA® to decrease slightly in 2014 as compared to 2013.

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

License, collaboration and other revenue increased for the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily as a result of the recognition of a $25.0 million payment from AstraZeneca achieved in September 2013 on the acceptance for review by the EMA of the naloxegol regulatory approval application filed by AstraZeneca, the recognition of a $10.0 million milestone achieved upon the start of the Amikacin Inhale Phase 3 clinical trial by Bayer in April 2013, the recognition of $7.9 million related to the delivery of additional quantities of our proprietary PEGylation reagent to Roche in the fourth quarter of 2013, and the recognition of the remaining $6.7 million deferred revenue balance related to our agreement with Affymax as a result of the termination of that agreement.

License, collaboration and other revenue for the year ended December 31, 2012 decreased compared to the year ended December 31, 2011 primarily due to the recognition in 2011 of a $5.0 million license fee from an agreement signed in September 2011.

We expect license, collaboration and other revenue in 2014 will be significantly impacted by the outcome and timing of the naloxegol regulatory review events. In particular, in the event naloxegol is approved by the FDA, we would expect to recognize as revenue the $70.0 million payment received from AstraZeneca in November 2013 and we would be entitled to a $35.0 million milestone payment. If these activities occur in 2014, our license, collaboration and other revenue in 2014 will increase significantly from 2013.

The timing and future success of our drug development programs and those of our collaboration partners are subject to a number of risks and uncertainties. See “Part I, Item 1A — Risk Factors” for discussion of the risks associated with the complex nature of our collaboration agreements.

Revenue by geography

Revenue by geographic area is based on locations of our partners. The following table sets forth revenue by geographic area (in thousands):

	Year Ended December 31,
	2013	2012	2011
United States	$42,535	$34,591	$37,896
Europe	106,386	46,600	33,584

Total revenue	$148,921	$81,191	$71,480

The increase in revenue attributable to European countries for the year ended December 31, 2013 compared to the year ended December 31, 2012 is primarily attributable to increased milestone and royalty revenues from our existing European collaboration partners, including the $25.0 million milestone payment from AstraZeneca described above. The increase in revenue attributable to European countries for the year ended December 31, 2012 compared to the year ended December 31, 2011 is primarily attributable to increased product sales and royalty revenues from our existing European collaboration partners.

Cost of goods sold (in thousands, except percentages)

	Year Ended December 31,			Increase/ (Decrease) 2013 vs. 2012	Increase/ (Decrease) 2012 vs. 2011	Percentage Increase/ (Decrease) 2013 vs. 2012	Percentage Increase/ (Decrease) 2012 vs. 2011
	2013	2012	2011
Cost of goods sold	$38,509	$30,428	$21,891	$8,081	$8,537	27%	39%
Product gross profit	6,337	4,971	2,973	1,366	1,998	27%	67%
Product gross margin	14%	14%	12%

Cost of goods sold and product gross profit increased during the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily due to the $9.4 million increase in product sales in the year ended December 31, 2013 compared to the year ended December 31, 2012. Product gross margin in the year ended December 31, 2013 was consistent with the year ended December 31, 2012.

Cost of goods sold increased during the year ended December 31, 2012 compared to the year ended December 31, 2011 primarily due to the $10.5 million increase in product sales in 2012. The increase in product gross margin during the year ended December 31, 2012 compared to the year ended December 31, 2011 is primarily due to the decreased cost per unit in 2012 resulting from increased manufacturing activity and improved overhead absorption.

We expect product gross margin to fluctuate in future periods depending on the level and mix of manufacturing orders from our customers due to the predominantly fixed cost base associated with our manufacturing activities. We currently expect product gross margin to decrease in 2014 as compared to 2013 as a result of the anticipated reduction in product sales.

Research and development expense (in thousands, except percentages)

	Year Ended December 31,			Increase/ (Decrease) 2013 vs. 2012	Increase/ (Decrease) 2012 vs. 2011	Percentage Increase/ (Decrease) 2013 vs. 2012	Percentage Increase/ (Decrease) 2012 vs. 2011
	2013	2012	2011
Research and development expense	$190,010	$148,675	$126,766	$41,335	$21,909	28%	17%

Research and development expense consists primarily of clinical study costs, direct costs of outside research, materials, supplies, licenses and fees as well as personnel costs (including salaries, benefits, and stock-based compensation). Research and development expense also includes certain overhead allocations consisting of support and facilities-related costs.

Research and development expense increased during the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily due to the etirinotecan pegol (NKTR-102) Phase 3 BEACON clinical study initiated in December 2011 as well as the NKTR-181 Phase 2 clinical study initiated in July 2012. In addition, during the year ended December 31, 2013, we recorded a charge of $11.3 million resulting from the settlement of a dispute with the Research Foundation of the State University of New York related to our collaboration with Bayer to develop inhaled amikacin (see Note 8 to our Consolidated Financial Statements).

The increase in research and development expense for the year ended December 31, 2012 compared to the year ended December 31, 2011 is primarily attributable to the $15.2 million increase in direct research and development program costs, a substantial portion of which is attributable to our etirinotecan pegol Phase 3 BEACON study as well as the NKTR-181 Phase 2 clinical study. In addition, research and development expense increased due to a $6.2 million increase in salaries and employee benefits resulting from increased headcount to support our expanded clinical development activities.

We utilize our employee and infrastructure resources across multiple development and research programs. The following table shows expenses incurred for clinical and regulatory services, clinical supplies, and preclinical study support provided by third parties as well as direct materials costs for each of our drug candidates. The table also presents other costs and overhead consisting of personnel, facilities and other indirect costs (in thousands):

	Clinical Study Status(1)	Year Ended December 31,
		2013	2012	2011
Etirinotecan pegol (NKTR-102) (topoisomerase I inhibitor-polymer conjugate)(2)	Phase 3	$44,669	$31,650	$13,106
BAY41-6551 (Amikacin Inhale)(3)	Phase 3	26,716	13,512	11,389
NKTR-181 (mu-opioid analgesic molecule for chronic pain)	Phase 2	22,955	13,537	9,747
NKTR-171 (neuropathic pain)	Phase 1	3,635	432	—
NKTR-192 (mu-opioid analgesic molecule for acute pain)	Preclinical	2,691	2,676	3,100
Other product candidates	Various	4,901	3,831	13,059

Total third party and direct materials costs		105,567	65,638	50,401
Personnel, overhead and other costs		68,993	68,781	59,433
Stock-based compensation and depreciation		15,450	14,256	16,932

Research and development expense		$190,010	$148,675	$126,766

(1)	Clinical Study Status definitions are provided in the chart found in Part I, Item 1. Business.
(2)	In addition, during the year ended December 31, 2011, we made $11.2 million of prepayments to certain vendors in our BEACON study.

(3)	We partnered this program with Bayer Healthcare LLC in August 2007. As part of the Novartis Pulmonary Asset Sale in 2008, we retained an exclusive license to this technology for the development and commercialization of this drug candidate.

We expect research and development expense to decrease in 2014 as compared to 2013 and to continue at or above the 2012 level. We plan to continue to advance etirinotecan pegol in the Phase 3 BEACON study for metastatic breast cancer for which we expect the clinical study to continue through early 2015. The clinical development costs for the BEACON clinical study will continue to be significant. We estimate that the total third party and direct material costs over the life of the BEACON study will be approximately $100.0 million, of which $64.7 million was incurred through the end of 2013. We have also studied or have ongoing studies being conducted for etirinotecan pegol, including investigator-initiated clinical studies, in bevacizumab (Avastin)-resistant high-grade glioma, colorectal cancer, metastatic and recurrent non-small cell lung cancer, and ovarian cancer. We are unable to estimate the timing or costs to complete the clinical development for etirinotecan pegol across all the potential oncology indications.

In addition to our etirinotecan pegol development activities, in 2014, we plan to commence Phase 3 clinical studies for NKTR-181 and we also plan to continue to advance the development of NKTR-171.

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

In addition to our drug candidates that we plan to have in clinical development during 2014 and beyond, we believe it is vitally important to continue our substantial investment in a diverse pipeline of new drug candidates to continue to build the value of our drug candidate pipeline and our business. Our discovery research organization is identifying new drug candidates by applying our PEGylation technology platform to a wide range of molecule classes, including small molecules and large proteins, peptides and antibodies, across multiple therapeutic areas. We plan to continue to advance our most promising early research drug candidates into preclinical development with the objective to advance these early stage research programs to human clinical studies over the next several years.

Our expenditures on current and future preclinical and clinical development programs are subject to numerous uncertainties in timing and cost to completion. In order to advance our drug candidates through clinical development, each drug candidate must be tested in numerous preclinical safety, toxicology and efficacy studies. We then conduct clinical studies for our drug candidates that take several years to complete. The cost and time required to complete clinical trials may vary significantly over the life of a clinical development program as a result of a variety of factors, including but not limited to:

•	the number of patients required for a given clinical study design;

•	the length of time required to enroll clinical study participants;

•	the number and location of sites included in the clinical studies;

•	the clinical study designs required by the health authorities (i.e. primary and secondary end points as well as the size of the study needed to demonstrate efficacy and safety outcomes);

•	the potential for changing standards of care for the target patient population;

•	the competition for patient recruitment from competitive drug candidates being studied in the same clinical setting;

•	the costs of producing supplies of the product candidates needed for clinical trials and regulatory submissions;

•	the safety and efficacy profile of the drug candidate;

•	the use of clinical research organizations to assist with the management of the trials; and

•	the costs and timing of, and the ability to secure, approvals from government health authorities.

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

General and administrative expense (in thousands, except percentages)

	Year Ended December 31,			Increase/ (Decrease) 2013 vs. 2012	Increase/ (Decrease) 2012 vs. 2011	Percentage Increase/ (Decrease) 2013 vs. 2012	Percentage Increase/ (Decrease) 2012 vs. 2011
	2013	2012	2011
General and administrative expense	$40,532	$41,614	$46,760	$(1,082)	$(5,146)	(3)%	(11)%

General and administrative expense includes the cost of administrative staffing, business development, marketing, finance, and legal activities. General and administrative expense during the year ended December 31, 2013 was consistent with the year ended December 31, 2012. General and administrative expense decreased during the year ended December 31, 2012 compared to the year ended December 31, 2011 primarily as a result of a $2.7 million payment obligation incurred in 2011 related to the settlement of a commercial litigation matter as well as a $2.1 million decrease in non-cash stock-based compensation expense in 2012 as compared to 2011. In 2014, we expect general and administrative expenses to be consistent with 2013.

Interest income (in thousands except percentages)

	Year Ended December 31,			Increase/ (Decrease) 2013 vs. 2012	Increase/ (Decrease) 2012 vs. 2011	Percentage Increase/ (Decrease) 2013 vs. 2012	Percentage Increase/ (Decrease) 2012 vs. 2011
	2013	2012	2011
Interest income	$732	$2,315	$2,244	$(1,583)	$71	(68)%	3%

Interest income for the year ended December 31, 2013 decreased as compared to the year ended December 31, 2012 as a result of lower average cash and investment balances as well as the impact of lower interest rates earned on our investment balances. Interest income for the year ended December 31, 2012 was consistent with the year ended December 31, 2011.

Interest expense (in thousands except percentages)

	Year Ended December 31,			Increase/ (Decrease) 2013 vs. 2012	Increase/ (Decrease) 2012 vs. 2011	Percentage Increase/ (Decrease) 2013 vs. 2012	Percentage Increase/ (Decrease) 2012 vs. 2011
	2013	2012	2011
Interest expense	$18,453	$15,489	$10,223	$2,964	$5,266	19%	52%
Non-cash interest expense on liability related to sale of future royalties	$22,309	$18,057	$—	$4,252	$18,057	24%	100%

The increase in interest expense for the year ended December 31, 2013 compared to the year ended December 31, 2012 and the year ended December 31, 2011 is attributable to the interest expense recorded on the senior secured notes we issued in 2012. On July 11, 2012, we issued $125.0 million of 12% senior secured notes maturing on July 15, 2017. In connection with this transaction, we retired a principal amount of $42.5 million of our $215.0 million in aggregate principal amount of 3.25% convertible subordinated notes in exchange for $42.5 million in principal amount of 12% senior secured notes. We repaid the remaining $172.4 million in principal amount of convertible subordinated notes in full at maturity on September 28, 2012.

The increase in non-cash interest expense on liability related to sale of future royalties for the year ended December 31, 2013 compared to the year ended December 31, 2012 and the year ended December 31, 2011 is attributable to the royalty sale transaction that we completed in 2012. On February 24, 2012, we sold all of our rights to receive future royalty payments on CIMZIA® and MIRCERA® in exchange for $124.0 million. As described in Note 7 to our Consolidated Financial Statements, this royalty sale transaction has been recorded as a liability that amortizes over the estimated royalty payment period as CIMZIA® and MIRCERA® royalties are remitted directly to the purchaser. We impute interest on the transaction and record interest expense at the effective interest rate, which we currently estimate to be approximately 17%. There are a number of factors that could materially affect the estimated interest rate and we will assess this estimate on a periodic basis. As a result, future interest rates could differ significantly and any such change in interest rate will be adjusted prospectively.

We expect interest expense and non-cash interest expense in 2014 to be consistent with 2013.

Liquidity and Capital Resources

We have financed our operations primarily through revenue from product sales, royalties and collaboration agreements, as well as public and private placements of debt and equity. At December 31, 2013, we had approximately $262.0 million in cash and investments in marketable securities, of which $25.0 million was restricted in relation to our 12.0% senior secured notes, and $160.8 million in indebtedness. The indebtedness includes $125.0 million in aggregate principal amount of 12.0% senior secured notes due July 15, 2017, but excludes our long-term liability relating to the sale of future royalties. As is further described in Note 7 to our Consolidated Financial Statements, this royalty obligation liability will not generally be settled in cash, but we expect to make a payment of $7.0 million in 2014 as a specified worldwide 2013 net sales threshold of MIRCERA® is not expected to be met.

On January 28, 2014, we completed the issuance and sale of 9,775,000 shares of our common stock for gross proceeds to the Company of approximately $117.2 million. Additionally, we incurred approximately $0.6 million in legal and accounting fees, filing fees, and other offering expenses.

As of December 31, 2013, we estimated that we had at least twelve months of working capital to fund our current business plans. We expect the clinical development of our proprietary drug candidates, including etirinotecan pegol (also known as NKTR-102), Amikacin Inhale, NKTR-181, and NKTR-171, will require significant investment in order to continue to advance in clinical development with the objective of entering into a collaboration partnership or obtaining regulatory approval. However, we have no credit facility or any other sources of committed capital. In addition, while in the past we have received a number of significant payments from license and collaboration agreements and other significant transactions, we do not currently anticipate completing new transactions with substantial upfront payments in the near-term. Our current business plan is also subject to significant uncertainties and risks as a result of, among other factors, expenses being higher than anticipated, unplanned expenses, cash receipts being lower than anticipated, and the need to satisfy contingent liabilities, including litigation matters and indemnification obligations.

The availability and terms of various financing alternatives substantially depend on the success or failure of our drug development programs, including naloxegol, etirinotecan pegol, BAX 855, Amikacin Inhale, NKTR-181, and NKTR-171. The availability and terms of financing alternatives and any future significant payments from existing or new collaborations all depend on the positive outcome of ongoing or planned clinical studies, whether we or our partners are successful in obtaining health authority approvals in major markets, and if approved, the commercial success of these drugs. In the event we do not enter into any new collaboration partnerships with significant upfront payments or do not receive the naloxegol milestone payments as discussed above, we would likely be required to pursue financing alternatives. In the event we determine to pursue financing alternatives, our objective would be to first explore financing alternatives that are not dilutive to the ownership of our common stock security holders. However, if non-dilutive financing alternatives are not available to us on commercially reasonable terms or at all, we could be required to pursue dilutive equity-based financing alternatives such as an offering of convertible debt or common stock. If we do not receive substantial milestone payments from our existing collaboration agreements, execute new high-value collaborations or other arrangements, or are unable to raise additional capital in one or more financing transactions, we would be unable to continue our current level of investment in research and development.

Due to the potential for continued uncertainty in the credit markets in 2014 and thereafter, we may experience reduced liquidity with respect to some of our investments in marketable securities. These investments are generally held to maturity, which, in accordance with our investment policy, is less than two years. However, if the need arises to liquidate such securities before maturity, we may experience losses on liquidation. At December 31, 2013, the average time to maturity of the investments held in our portfolio was approximately five months and the maturity of any single investment did not exceed one year. To date we have not experienced any liquidity issues with respect to these securities, but if such issues arise, we may be required to hold some, or all, of these securities until maturity. We believe that, even allowing for potential liquidity issues with respect to these securities, our remaining cash and investments in marketable securities will be sufficient to meet our anticipated cash needs for at least the next twelve months.

Cash flows from operating activities

Cash flows used in operating activities for the year ended December 31, 2013 totaled $38.5 million, which includes $158.3 million of net operating cash uses as well as $15.2 million for interest payments on our senior secured notes, partially offset by the receipt of $135.0 million for milestones from collaboration agreements. We expect that cash flows used in operating activities, excluding upfront and milestone payments received, if any, will increase in 2014 as a result of increased spending on our proprietary research and development programs.

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

Cash flows from investing activities

We paid $4.1 million, $10.6 million, and $9.7 million to purchase property and equipment in the years ended December 31, 2013, 2012, and 2011, respectively. We expect our capital expenditures in 2014 to increase significantly as compared to 2013 primarily as a result of our plan to build commercial manufacturing capability for the devices for the Amikacin Inhale program.

Cash flows used in financing activities

On February 24, 2012, we sold all of our rights to receive future royalty payments on CIMZIA® and MIRCERA® in exchange for $124.0 million. As part of this sale, we incurred approximately $4.4 million in transaction costs. During the year ended December 31, 2013, we made a $3.0 million payment to the purchaser of these royalties because the minimum 2012 MIRCERA® net sales threshold was not met.

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

We received proceeds from issuance of common stock related to our employee option and stock purchase plans of $8.2 million, $4.1 million, and $4.5 million in the years ended December 31, 2013, 2012, and 2011, respectively.

On January 28, 2014, we completed the issuance and sale of 9,775,000 shares of our common stock for gross proceeds to the Company of approximately $117.2 million. Additionally, we incurred approximately $0.6 million in legal and accounting fees, filing fees, and other offering expenses.

Contractual Obligations (in thousands)

	Payments Due by Period
	Total	<=1 Yr 2014	2-3 Yrs 2015-2016	4-5 Yrs 2017-2018	2019+
Obligations(1)
12% Senior secured notes due July 2017, including interest	$185,000	$15,000	$30,000	$140,000	$—
Operating leases(2)	28,221	2,559	9,642	10,224	5,796
Capital leases, including interest(3)	14,483	5,169	9,314	—	—
Purchase commitments(4)	12,590	12,590	—	—	—
Litigation settlements, including interest	15,000	6,500	8,000	500	—

	$255,294	$41,818	$56,956	$150,724	$5,796

(1)	The above table does not include certain commitments and contingencies which are discussed in Note 8 of Item 8. Financial Statements and Supplementary Data.

(2)	In November 2010, we moved into our Mission Bay Facility, which includes our corporate headquarters and a research and development center. Under the terms of the sublease we entered into with Pfizer Inc. on September 30, 2009 for the Mission Bay Facility, we will begin making non-cancelable lease payments in 2014. On December 28, 2011, we amended the lease of the Mission Bay Facility to include an additional 24,002 square feet of space. Under the terms of the amendment, beginning January 1, 2012, we began making lease payments for this additional space. The sublease is discussed in Note 6 of Item 8. Financial Statements and Supplementary Data.
(3)	These amounts primarily result from capital lease obligations arising from our office space lease at 201 Industrial Road in San Carlos, California. In November 2010, we ceased use of this space as a result of the relocation of all of our California functions to our Mission Bay Facility. We have subleased all of the San Carlos Facility. This is further discussed in Note 6 of Item 8. Financial Statements and Supplementary Data.
(4)	Substantially all of this amount was subject to open purchase orders as of December 31, 2013 that were issued under existing contracts. This amount does not represent any minimum contract termination liabilities for our existing contracts.

Off Balance Sheet Arrangements

We do not utilize off-balance sheet financing arrangements as a source of liquidity or financing.

Critical Accounting Policies

The preparation and presentation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (GAAP) requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources, and evaluate our estimates on an ongoing basis. Actual results may differ materially from those estimates under different assumptions or conditions. We have determined that for the periods in this report, the following accounting policies and estimates are critical in understanding our financial condition and results of our operations.

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

As of December 31, 2013, we had $23.5 million of deferred upfront fees related to two collaboration agreements that are being amortized over 11 to 19 years, or an average of 15.2 years. For our collaboration agreements, our performance obligations may span the life of the agreement. For these, the shortest reasonable period is the end of the development period (estimated to be 4 to 8 years) and the longest period is the contractual life of the agreement, which is generally 10-12 years from the first commercial sale. Given the statistical probability of drug development success in the bio-pharmaceutical industry, drug development programs have only a 5% to 10% probability of reaching commercial success. If we had determined a longer or shorter amortization period was appropriate, our annual upfront fee amortization for these agreements could be as low as $2.2 million or as high as $11.0 million as compared to the $2.4 million recognized in the year ended December 31, 2013.

As of December 31, 2013, we also had $80.7 million of deferred upfront fees related to seven license, manufacturing and supply agreements that are being amortized over periods from 3 to 10 years. Our performance obligations for these agreements may include technology transfer assistance and/or back-up manufacturing and supply services for a specified period of time; therefore, the time estimated to complete the performance obligations related to licenses is either specified or is much shorter than the collaboration agreements. We may experience delays in the execution of technology transfer plans, which may result in a longer amortization period for applicable agreements.

Our original estimates are periodically evaluated to determine if circumstances have caused the estimates to change and if so, amortization of revenue is adjusted prospectively.

In addition, at the inception of each new multiple-element arrangement or the material modification of an existing multiple-element arrangement, we allocate arrangement consideration to all units of accounting based on the relative selling price method, generally based on our best estimate of selling price (ESP). The objective of ESP is to determine the price at which we would transact a sale if the product or service was sold on a stand-alone basis. We determine ESP for the elements in our collaboration arrangements by considering multiple factors including, but not limited to, technical complexity of the performance obligation and similarity of elements to those performed under previous arrangements. Since we apply significant judgment in arriving at the ESPs, any material changes would significantly affect the allocation of the total consideration to the different elements of a multiple element arrangement.

Clinical Trial Accruals

We record accruals for the estimated costs of our clinical study activities performed by third parties. We generally accrue costs associated with the start-up and reporting phases of the clinical studies ratably over the estimated duration of the start-up and reporting phases. If the actual timing of these phases varies from the estimate, we will adjust the accrual prospectively. We generally accrue costs associated with the treatment phase of clinical studies based on the total estimated cost of the treatment phase on a per patient basis and we expense the per patient cost ratably based on patient enrollment in the studies. In specific circumstances, such as for certain time-based costs, we recognize clinical trial expenses using a methodology that we consider to be more reflective of the timing of costs incurred. Advance payments for goods or services that will be used or rendered for future research and development activities are capitalized as prepaid expenses and recognized as expense as the related goods are delivered or the related services are performed.

Stock-Based Compensation

We use the Black-Scholes option valuation model for each respective grant to determine the estimated fair value of stock options on the date of grant (grant date fair value) and common stock purchased under our Employee Stock Purchase Plan (ESPP). We expense the estimated fair value of each award, as adjusted by the estimated historical forfeiture rate, ratably over the expected service period of the award. The Black-Scholes option pricing model requires the input of highly subjective assumptions. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect fair value estimates, in management’s opinion, the existing models may not provide a reliable single measure of the fair value of our employee stock options or common stock purchased under our ESPP. In addition, management continually assesses the assumptions and methodologies used to calculate the estimated fair value of stock-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to the assumptions and methodologies, and which could materially impact our fair value determination, as well as our stock-based compensation expense.

In addition, for awards that vest upon the achievement of performance milestones, we estimate the vesting period based on our evaluation of the probability of achievement of each respective milestone and the related estimated date of achievement.

Non-cash Interest Expense on Liability Related to Sale of Future Royalties

In February 2012, we sold all of our rights to receive future royalty payments from sales of the CIMZIA® and MIRCERA® drug products marketed by UCB and Roche, respectively. Although we are required to make payments to the purchaser only in certain situations, including the event of our breach of a representation, warranty or covenant in the Purchase and Sale Agreement that gives rise to a liability in accordance with the terms and conditions of such agreement, this royalty sale transaction was recorded as a liability (Royalty Obligation) that we will amortize using the interest method over the estimated life of the Purchase and Sale Agreement. As a result, we impute interest on the transaction and record interest expense at the estimated interest rate. Our estimate of the interest rate under the agreement is based on the amount of royalty payments to be received by RPI over the life of the arrangement and payments we may be required to make to RPI under the agreement. We will periodically assess the expected royalty payments to RPI from UCB and Roche using a combination of historical results and forecasts from market data sources. To the extent such payments are greater or less than our initial estimates or the timing of such payments is materially different than our original estimates, we will prospectively adjust the amortization of the Royalty Obligation. There are a number of factors that could materially affect the amount and timing of royalty payments from CIMZIA® and MIRCERA®, most of which are not within our control. Such factors include, but are not limited to, changing standards of care, the introduction of competing products, manufacturing or other delays, biosimilar competition, intellectual property matters, adverse events that result in health authority imposed restrictions on the use of the drug products, and other events or circumstances that result in reduced royalty payments from CIMZIA® and MIRCERA®, all of which would result in a reduction of non-cash royalty revenue and non-cash interest expense over the life of the Royalty Obligation. Conversely, if sales of CIMZIA® and MIRCERA® are higher than expected, non-cash royalty revenue and non-cash interest expense would also be greater over the term of the Royalty Obligation. If we had determined that the interest rate used in 2013 should have been one percentage point higher than our current estimate of 17%, the non-cash interest expense recognized in the year ended December 31, 2013 would have increased by $1.5 million.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board issued a new accounting standard that will require the presentation of certain unrecognized tax benefits as a reduction to deferred tax assets rather than as a liability when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance is effective for our interim and annual periods beginning January 1, 2014. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

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

A hypothetical 50 basis point increase in interest rates would result in an approximate $0.5 million decrease, less than 1%, in the fair value of our available-for-sale securities at December 31, 2013. This potential change is based on sensitivity analyses performed on our investment securities at December 31, 2013. Actual results may differ materially. The same hypothetical 50 basis point increase in interest rates would have resulted in an approximate $0.4 million decrease, less than 1%, in the fair value of our available-for-sale securities at December 31, 2012.

Due to the potential for continued uncertainty in the credit markets in 2014, we may experience reduced liquidity with respect to some of our investments in marketable securities. These investments are generally held to maturity, which is less than two years. However, if the need arises to liquidate such securities before maturity, we may experience losses on liquidation. As of December 31, 2013, we held $198.0 million of available-for-sale investments, excluding money market funds, with an average time to maturity of five months. To date we have not experienced any liquidity issues with respect to these securities, but should such issues arise, we may be required to hold some, or all, of these securities until maturity. We believe that, even allowing for potential liquidity issues with respect to these securities, our remaining cash, cash equivalents, and investments will be sufficient to meet our anticipated cash needs for at least the next twelve months. Based on our available cash and our expected operating cash requirements, we currently do not intend to sell these securities prior to maturity and it is more likely than not that we will not be required to sell these securities before we recover the amortized cost basis. Accordingly, we believe there are no other-than-temporary impairments on these securities and have not recorded any provisions for impairment.

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

NEKTAR THERAPEUTICS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Nektar Therapeutics

We have audited the accompanying consolidated balance sheets of Nektar Therapeutics as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nektar Therapeutics at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Nektar Therapeutics’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated February 27, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Redwood City, California

February 27, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Nektar Therapeutics

We have audited Nektar Therapeutics’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Nektar Therapeutics’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Nektar Therapeutics maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nektar Therapeutics as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2013 of Nektar Therapeutics and our report dated February 27, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Redwood City, California

February 27, 2014

NEKTAR THERAPEUTICS

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(In thousands, except par value information)
ASSETS
Current assets:
Cash and cash equivalents	$39,067	$25,437
Short-term investments	197,959	251,757
Accounts receivable, net of allowance of nil at December 31, 2013 and 2012	2,229	5,805
Inventory	13,452	18,269
Other current assets	5,175	13,363

Total current assets	257,882	314,631
Restricted cash	25,000	25,000
Property and equipment, net	66,974	72,215
Goodwill	76,501	76,501
Other assets	8,170	9,443

Total assets	$434,527	$497,790

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$9,115	$2,863
Accrued compensation	14,254	8,773
Accrued expenses	6,243	8,008
Accrued clinical trial expenses	16,905	17,500
Deferred revenue, current portion	23,664	21,896
Interest payable	6,917	7,083
Liability related to the sale of future royalties, current portion	7,000	3,000
Other current liabilities	14,123	9,414

Total current liabilities	98,221	78,537
Senior secured notes	125,000	125,000
Capital lease obligations, less current portion	8,049	11,607
Liability related to receipt of refundable milestone payment	70,000	—
Liability related to the sale of future royalties, less current portion	121,520	128,266
Deferred revenue, less current portion	82,384	96,551
Other long-term liabilities	19,256	10,811

Total liabilities	524,430	450,772
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, 10,000 shares authorized, $0.0001 par value; no shares designated, issued or outstanding at December 31, 2013 and 2012	—	—
Common stock, $0.0001 par value; 300,000 authorized; 116,494 shares and 115,259 shares issued and outstanding at December 31, 2013 and 2012, respectively	11	11
Capital in excess of par value	1,643,660	1,617,744
Accumulated other comprehensive loss	(1,181)	(357)
Accumulated deficit	(1,732,393)	(1,570,380)

Total stockholders’ equity (deficit)	(89,903)	47,018

Total liabilities and stockholders’ equity (deficit)	$434,527	$497,790

The accompanying notes are an integral part of these consolidated financial statements.

NEKTAR THERAPEUTICS

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except per share information)
Revenue:
Product sales	$44,846	$35,399	$24,864
Royalty revenue	1,148	4,874	10,327
Non-cash royalty revenue related to sale of future royalties	22,055	10,791	—
License, collaboration and other revenue	80,872	30,127	36,289

Total revenue	148,921	81,191	71,480
Operating costs and expenses:
Cost of goods sold	38,509	30,428	21,891
Research and development	190,010	148,675	126,766
General and administrative	40,532	41,614	46,760
Impairment of long-lived assets	—	1,675	—

Total operating costs and expenses	269,051	222,392	195,417

Loss from operations	(120,130)	(141,201)	(123,937)

Non-operating income (expense):
Interest income	732	2,315	2,244
Interest expense	(18,453)	(15,489)	(10,223)
Non-cash interest expense on liability related to sale of future royalties	(22,309)	(18,057)	—
Other income (expense), net	392	983	(1,044)

Total non-operating expense, net	(39,638)	(30,248)	(9,023)

Loss before provision for income taxes	(159,768)	(171,449)	(132,960)
Provision for income taxes	2,245	406	1,018

Net loss	$(162,013)	$(171,855)	$(133,978)

Basic and diluted net loss per share	$(1.40)	$(1.50)	$(1.19)

Weighted average shares outstanding used in computing basic and diluted net loss per share	115,732	114,820	112,942

The accompanying notes are an integral part of these consolidated financial statements.

NEKTAR THERAPEUTICS

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Net loss	$(162,013)	$(171,855)	$(133,978)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale investments	(268)	1,206	(783)
Income tax provision (benefit) on unrealized gain on available-for-sale investments	470	(470)	—
Net foreign currency translation gain (loss)	(1,026)	10	(1,288)

Other comprehensive income (loss), net of tax	(824)	746	(2,071)

Comprehensive loss	$(162,837)	$(171,109)	$(136,049)

The accompanying notes are an integral part of these consolidated financial statements.

NEKTAR THERAPEUTICS

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Shares	Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	(In thousands)
Balance at December 31, 2010	94,517	$9	$1,354,232	$968	$(1,264,547)	$90,662
Sale of common stock, net of issuance costs of $617	19,000	2	219,781	—	—	219,783
Shares issued under equity compensation plans	968	—	4,530	—	—	4,530
Stock-based compensation	—	—	18,885	—	—	18,885
Other comprehensive loss	—	—	—	(2,071)	—	(2,071)
Net loss	—	—	—	—	(133,978)	(133,978)

Balance at December 31, 2011	114,485	11	1,597,428	(1,103)	(1,398,525)	197,811
Shares issued under equity compensation plans	774	—	4,117	—	—	4,117
Stock-based compensation	—	—	16,199	—	—	16,199
Other comprehensive income	—	—	—	746	—	746
Net loss	—	—	—	—	(171,855)	(171,855)

Balance at December 31, 2012	115,259	11	1,617,744	(357)	(1,570,380)	47,018
Shares issued under equity compensation plans	1,235	—	8,208	—	—	8,208
Stock-based compensation	—	—	17,708	—	—	17,708
Other comprehensive loss	—	—	—	(824)	—	(824)
Net loss	—	—	—	—	(162,013)	(162,013)

Balance at December 31, 2013	116,494	$11	$1,643,660	$(1,181)	$(1,732,393)	$(89,903)

The accompanying notes are an integral part of these consolidated financial statements.

NEKTAR THERAPEUTICS

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Cash flows from operating activities:
Net loss	$(162,013)	$(171,855)	$(133,978)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash royalty revenue related to sale of future royalties	(22,055)	(10,791)	—
Non-cash interest expense on liability related to sale of future royalties	22,309	18,057	—
Stock-based compensation	17,708	16,199	18,885
Depreciation and amortization	14,275	14,508	14,951
Impairment of long-lived assets	—	1,675	—
Other non-cash transactions	664	845	1,359
Changes in assets and liabilities:
Accounts receivable, net	3,576	(867)	20,164
Inventory	4,817	(5,613)	(5,390)
Other assets	6,423	6,031	(12,267)
Accounts payable	6,199	(122)	(3,384)
Accrued compensation	5,481	(4,034)	3,555
Accrued expenses	(1,915)	1,495	1,013
Accrued clinical trial expenses	(595)	5,547	(191)
Deferred revenue	(12,399)	(9,384)	(17,516)
Interest payable	(166)	5,278	—
Liability related to receipt of refundable milestone payment	70,000	—	—
Other liabilities	9,164	3,275	(943)

Net cash used in operating activities	(38,527)	(129,756)	(113,742)

Cash flows from investing activities:
Maturities of investments	319,181	307,887	383,052
Purchases of investments	(268,068)	(164,662)	(695,371)
Sales of investments	2,887	5,378	210,089
Restricted cash	—	(25,000)	—
Purchases of property and equipment	(4,091)	(10,583)	(9,722)

Net cash provided by (used in) investing activities	49,909	113,020	(111,952)

Cash flows from financing activities:
Payment of capital lease obligations	(2,992)	(2,437)	(1,978)
(Repayment of) proceeds from sale of future royalties, net of $4.4 million of transaction costs in 2012	(3,000)	119,588	—
Proceeds from issuance of senior secured notes, net of $4.5 million of issuance costs	—	77,940	—
Repayment of convertible subordinated notes	—	(172,407)	—
Proceeds from shares issued under equity compensation plans	8,208	4,117	4,530
Issuance of common stock, net of issuance costs	—	—	219,783

Net cash provided by financing activities	2,216	26,801	222,335

Effect of exchange rates on cash and cash equivalents	32	60	916

Net increase (decrease) in cash and cash equivalents	13,630	10,125	(2,443)

Cash and cash equivalents at beginning of year	25,437	15,312	17,755

Cash and cash equivalents at end of year	$39,067	$25,437	$15,312

Supplemental disclosure of cash flow information:
Cash paid for interest	$17,590	$9,620	$10,277

Cash paid for income taxes	$1,014	$1,021	$957

Supplemental schedule of non-cash investing and financing activities:
Retirement of convertible subordinated notes in exchange for senior secured notes	$—	$42,548	$—

The accompanying notes are an integral part of these consolidated financial statements.

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

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

Our research and development activities have required significant resources to date and are expected to continue to require significant resources. As a result, we expect to continue to incur substantial losses and negative cash flows from operations in the future. We have financed our operations primarily through cash from licensing, collaboration and manufacturing agreements as well as financing transactions. At December 31, 2013, we had approximately $262.0 million in cash, cash equivalents and investments in marketable securities, of which $25.0 million was restricted, and $160.8 million in indebtedness. The indebtedness includes $125.0 million in aggregate principal amount of 12.0% senior secured notes due July 15, 2017, but excludes our long-term liability relating to the sale of future royalties. As is further described in Note 7, this royalty obligation liability will not be settled in cash, but we expect to make a payment of $7.0 million to the royalty purchaser in 2014 as a certain specified worldwide net sales threshold of MIRCERA® is not expected to be met.

Basis of Presentation, Principles of Consolidation and Use of Estimates

Our consolidated financial statements include the financial position, results of operations and cash flows of our wholly-owned subsidiaries: Nektar Therapeutics (India) Private Limited and Nektar Therapeutics UK, Ltd. (Nektar UK). All intercompany accounts and transactions have been eliminated in consolidation.

Our consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting our consolidated financial results. Translation gains and losses are included in accumulated other comprehensive income (loss) in the stockholders’ equity (deficit) section of the balance sheet. To date, such cumulative translation adjustments have not been material to our consolidated financial position. Aggregate gross foreign currency transaction gains (losses) recorded in operations for the years ended December 31, 2013, 2012, and 2011 were not material.

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

Reclassifications

Certain items previously reported in specific financial statement captions have been reclassified to conform to the current period presentation. Such reclassifications do not materially impact previously reported total revenue, operating loss or net loss or total assets, liabilities or stockholders’ equity (deficit).

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

Investments are designated as available-for-sale and are carried at fair value, with unrealized gains and losses reported in stockholders’ equity (deficit) as accumulated other comprehensive income (loss). The disclosed fair value related to our cash equivalents and investments is based primarily on the reported fair values in our period-end brokerage statements, which are based on market prices from a variety of industry standard data providers and generally represent quoted prices for similar assets in active markets or have been derived from observable market data. We independently validate these fair values using available market quotes and other information.

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

Accounts Receivable and Significant Customer Concentrations

Our customers are primarily pharmaceutical and biotechnology companies that are located in the U.S. and Europe. Our accounts receivable balance contains billed and unbilled trade receivables from product sales and royalties, as well as time and materials based billings from collaborative research and development agreements. When appropriate, we provide for an allowance for doubtful accounts by reserving for specifically identified doubtful accounts. We generally do not require collateral from our customers. We perform a regular review of our customers’ payment histories and associated credit risk. We have not experienced significant credit losses from our accounts receivable. At December 31, 2013, three different customers represented 30%, 28%, and 28%, respectively, of our accounts receivable. At December 31, 2012, four different customers represented 38%, 27%, 14% and 11%, respectively, of our accounts receivable.

Inventory and Significant Supplier Concentrations

Inventory is generally manufactured upon receipt of firm purchase orders from our collaboration partners. Inventory includes direct materials, direct labor, and manufacturing overhead and cost is determined on a first-in, first-out basis. Inventory is valued at the lower of cost or market and defective or excess inventory is written down to net realizable value based on historical experience or projected usage. Inventory related to research and development activities is expensed when purchased.

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

We are organized in one reporting unit and have evaluated the goodwill for the Company as a whole. In order to test for goodwill impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying amount and, if so, we perform a two-step goodwill impairment test. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, the second step compares the book value of our assigned goodwill to its implied fair value. We did not recognize any goodwill-related impairment charges during 2013, 2012, or 2011.

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

Royalty revenues

Generally, we are entitled to royalties from our partners based on the net sales of their approved drugs that are marketed and sold in one or more countries where we hold royalty rights. We recognize royalty revenue when the cash is received or when the royalty amount to be received is estimable and collection is reasonably assured. With respect to the non-cash royalties related to sale of future royalties described at Note 7, revenue is recognized when estimable, otherwise, revenue is recognized during the period in which the related royalty report is received, which generally occurs in the quarter after the applicable product sales are made.

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

Stock-Based Compensation

Stock-based compensation arrangements include stock option grants and restricted stock unit (RSU) awards under our equity incentive plans, as well as shares issued under our Employee Stock Purchase Plan (ESPP), through which employees may purchase our common stock at a discount to the market price.

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

We expense the value of the portion of the option or award that is ultimately expected to vest based on the historical forfeiture rate on a straight line basis over the requisite service periods in our Consolidated Statements of Operations. For awards that vest upon the achievement of performance milestones, we estimate the vesting period based on our evaluation of the probability of achievement of each respective milestone and the related estimated date of achievement. Stock-based compensation expense for purchases under the ESPP is recognized over the respective six-month purchase period. Expense amounts are allocated among inventory, cost of goods sold, research and development expense, and general and administrative expense based on the function of the applicable employee. Stock-based compensation charges are non-cash charges and as such have no impact on our reported cash flows.

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

We record accruals for the estimated costs of our clinical trial activities performed by third parties. We generally accrue costs associated with the start-up and reporting phases of the clinical trials ratably over the estimated duration of the start-up and reporting phases. We generally accrue costs associated with the treatment phase of clinical trials based on the total estimated cost of the treatment phase on a per patient basis and we expense the per patient cost ratably over the estimated patient treatment period based on patient enrollment in the trials. In specific circumstances, such as for certain time-based costs, we recognize clinical trial expenses using a methodology that we consider to be more reflective of the timing of costs incurred. Advance payments for goods or services that will be used or rendered for future research and development activities are capitalized as prepaid expenses and recognized as expense as the related goods are delivered or the related services are performed.

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

	Year Ended December 31,
	2013	2012	2011
Stock options	12,959	13,970	11,338
Convertible subordinated notes	—	—	9,989

Total	12,959	13,970	21,327

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

Comprehensive loss

Comprehensive loss is the change in stockholders’ equity (deficit) from transactions and other events and circumstances other than those resulting from investments by stockholders and distributions to stockholders. Our other comprehensive income (loss) is comprised of net loss, gains and losses from the foreign currency translation of the assets and liabilities of our India and UK subsidiaries, and unrealized gains and losses on investments in available-for-sale securities.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board issued a new accounting standard that will require the presentation of certain unrecognized tax benefits as a reduction to deferred tax assets rather than as a liability when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance is effective for our interim and annual periods beginning January 1, 2014. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

Note 2 — Cash and Investments in Marketable Securities

Cash and investments in marketable securities, including cash equivalents and restricted cash, are as follows (in thousands):

	Estimated Fair Value at
	December 31, 2013	December 31, 2012
Cash and cash equivalents	$39,067	$25,437
Short-term investments	197,959	251,757
Restricted cash	25,000	25,000

Total cash and investments in marketable securities	$262,026	$302,194

We invest in liquid, high quality debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in securities with maturities of two years or less and maintain a weighted average maturity of one year or less. As of December 31, 2013 and 2012, all of our investments had contractual maturities of one year or less and were classified as short-term.

Gross unrealized gains and losses were not significant at either December 31, 2013 or 2012. During the years ended December 31, 2013, 2012 and 2011, we sold available-for-sale securities totaling $2.9 million, $5.4 million and $210.1 million respectively, and realized gains and losses were not significant in any of those periods.

Restricted cash of $25.0 million is required to be maintained in a separate account until July 1, 2015 under the terms of our 12% Senior Secured Notes due July 2017 (see Note 5).

Our portfolio of cash and investments in marketable securities includes (in thousands):

	Fair Value Hierarchy Level	Estimated Fair Value at
		December 31, 2013	December 31, 2012
Corporate notes and bonds	2	$138,515	$241,158
U.S. corporate commercial paper	2	59,444	3,990
Obligations of U.S. government agencies	2	—	6,108
Obligations of U.S. states and municipalities	2	—	1,504

Available-for-sale investments		197,959	252,760
Money market funds	1	26,453	22,487
Cash, including restricted cash	N/A	37,614	26,947

Total cash and investments in marketable securities		$262,026	$302,194

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

All of our investments are categorized as Level 1 or Level 2, as explained in the table above. We use a market approach to value our Level 2 investments. During the years ended December 31, 2013 and 2012, there were no transfers between Level 1 and Level 2 of the fair value hierarchy.

At December 31, 2013 and 2012, we had letter of credit arrangements in favor of a landlord and certain vendors totaling $2.4 million. These letters of credit are secured by investments of similar amounts.

Note 3 — Inventory

Inventory consists of the following (in thousands):

	December 31,
	2013	2012
Raw materials	$3,947	$7,489
Work-in-process	6,146	6,661
Finished goods	3,359	4,119

Inventory	$13,452	$18,269

Note 4 — Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2013	2012
Building and leasehold improvements	$71,306	$72,180
Laboratory equipment	26,621	27,145
Manufacturing equipment	23,699	20,877
Furniture, fixtures and other equipment	23,235	21,914

Depreciable property and equipment at cost	144,861	142,116
Less: accumulated depreciation	(84,148)	(72,666)

Depreciable property and equipment, net	60,713	69,450
Construction-in-progress	6,261	2,765

Property and equipment, net	$66,974	$72,215

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

In July 2012, we consolidated our U.S.-based research activities into our existing San Francisco facility and ceased use of and plan to sell one of our buildings located in Huntsville, Alabama that was dedicated to research activities. The announcement of this consolidation plan in March 2012 triggered the recognition of a $1.7 million impairment charge relating to these assets in the year ended December 31, 2012.

Depreciation expense, including depreciation of assets acquired through capital leases, for the years ended December 31, 2013, 2012, and 2011 was $13.0 million, $13.8 million, and $15.0 million, respectively.

Note 5 — Senior Secured Notes

On July 11, 2012, we issued $125.0 million in aggregate principal amount of senior secured notes (Senior Notes) with the entire principal amount due on July 15, 2017. The Senior Notes bear interest at 12.0% per annum payable in cash semi-annually in arrears on January 15 and July 15 of each year, beginning January 15, 2013. The Senior Notes are secured by a first-priority lien on substantially all of our assets. In connection with this transaction, we retired $42.5 million of principal amount of our convertible subordinated notes due September 2012 in exchange for the same principal amount of Senior Notes and received the remaining proceeds in cash, less approximately $4.5 million in transaction costs. We used the proceeds from the issuance of the Senior Notes and our existing cash to repay the remaining $172.4 million in principal amount of our convertible subordinated notes in full at maturity on September 28, 2012.

The Senior Notes contain customary covenants, including covenants that limit or restrict our ability to incur liens, incur indebtedness, and make certain restricted payments, but do not contain covenants related to future financial performance. In particular, $25.0 million of the proceeds is required to be maintained in a restricted account until July 1, 2015 and is classified as restricted cash on our Consolidated Balance Sheets. From July 1, 2015 through the quarter ending June 30, 2017, the aggregate balance of our unrestricted cash and cash equivalents at the end of any two consecutive fiscal quarters is required to be at least $25.0 million, subject to certain conditions. The Senior Notes are callable by us at any time, subject to certain prepayment premiums and conditions. If we experience certain change of control events, the holders of the Senior Notes will have the right to require us to purchase all or a portion of the Senior Notes at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the date of purchase. In addition, upon certain asset sales, we may be required to offer to use the net proceeds thereof to purchase some of the Senior Notes at 100% of the principal amount thereof, plus accrued and unpaid interest to the date of purchase.

As of December 31, 2013, based on a discounted cash flow analysis using Level 3 inputs including financial discount rates, we believe the $125.0 million carrying amount of our 12% Senior Secured Notes due July 2017 is consistent with its fair value.

Note 6 — Leases

Capital Leases

We lease office space at 201 Industrial Road in San Carlos, California under a capital lease arrangement. Under the terms of the lease, rent increases up to 3% annually and the lease termination date is October 5, 2016. As of November 29, 2010, we ceased use of this space as a result of the relocation of our San Carlos operations and corporate headquarters to San Francisco, California. As a result of our relocation, an impairment test was performed for the building and related leasehold improvements located in San Carlos. As a result of this impairment test, we recorded an impairment charge of $12.6 million in 2010. As of December 31, 2013 and 2012, the gross amount of assets recorded under capital leases was $2.3 million and the recorded value of these assets, net of depreciation, was $1.0 million and $1.4 million, respectively.

We have subleased all of the San Carlos facility, but have not been relieved of any obligations under the terms of this lease. Our future minimum rental receipts under the San Carlos facility subleases total $7.4 million as of December 31, 2013.

Future minimum payments for our capital leases at December 31, 2013 are as follows (in thousands):

Years ending December 31,
2014	$5,169
2015	5,280
2016	4,034

Total minimum payments required	14,483
Less: amount representing interest	(2,898)

Present value of future minimum lease payments	11,585
Less: current portion	(3,536)

Capital lease obligation, less current portion	$8,049

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

Under the terms of the Sublease, we will begin making non-cancelable lease payments in 2014, after the expiration of our free rent period on August 1, 2014. The Sublease term is 114 months, commencing in August 2010 and terminating on January 31, 2020. Monthly base rent will escalate over the term of the sublease at various intervals. In addition, throughout the term of the Sublease, we are responsible for paying certain costs and expenses specified in the Sublease, including insurance costs and a pro rata share of operating expenses and applicable taxes for the Mission Bay Facility.

On December 28, 2011, we expanded our lease of the Mission Bay Facility to include an additional 24,002 square feet of space. The lease term commenced on December 28, 2011 and ends on January 31, 2020. Monthly base rent will escalate over the term of the lease at various intervals.

Our future minimum lease payments for our operating leases at December 31, 2013 are as follows (in thousands):

Years ending December 31,
2014	$2,559
2015	4,750
2016	4,892
2017	5,037
2018	5,187
2019 and thereafter	5,796

Total future minimum lease payments	$28,221

We recognize rent expense on a straight-line basis over the lease period. For the years ended December 31, 2013, 2012, and 2011, rent expense for all our operating leases, including our Mission Bay Facility, was approximately $2.9 million, $2.8 million, and $2.4 million, respectively.

Note 7 — Liability Related to Sale of Future Royalties

On February 24, 2012, we entered into a Purchase and Sale Agreement (the Purchase and Sale Agreement) with RPI Finance Trust (RPI), an affiliate of Royalty Pharma, pursuant to which we sold, and RPI purchased, our right to receive royalty payments (the Royalty Entitlement) arising from the worldwide net sales, from and after January 1, 2012, of (a) CIMZIA®, under Nektar’s license, manufacturing and supply agreement with UCB Pharma (UCB), and (b) MIRCERA®, under Nektar’s license, manufacturing and supply agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (together referred to as Roche). We received aggregate cash proceeds for the Royalty Entitlement of $124.0 million. As part of this sale, we incurred approximately $4.4 million in transaction costs, which will be amortized to interest expense over the estimated life of the Purchase and Sale Agreement. Although we sold all of our rights to receive royalties from the CIMZIA® and MIRCERA® products, as a result of our ongoing manufacturing and supply obligations related to the generation of these royalties, we will continue to account for these royalties as revenue and recorded the $124.0 million in proceeds from this transaction as a liability (Royalty Obligation) that will be amortized using the interest method over the estimated life of the Purchase and Sale Agreement.

The following table shows the activity within the liability account during the year ended December 31, 2013 and for the period from the inception of the royalty transaction on February 24, 2012 (inception) to December 31, 2013 (in thousands):

	Year ended December 31, 2013	Period from inception to December 31, 2013
Liability related to sale of future royalties—beginning balance	$131,266	$—
Proceeds from sale of future royalties	—	124,000
Non-cash interest expense recognized	22,309	40,366
Non-cash CIMZIA® and MIRCERA® royalty revenue	(22,055)	(32,846)
Payments from Nektar to RPI	(3,000)	(3,000)

Total liability related to sale of future royalties as of December 31, 2013	128,520	128,520
Less: current portion	(7,000)	(7,000)

Liability related to sale of future royalties, less current portion	$121,520	$121,520

As a result of this liability accounting, even though the royalties from UCB and Roche are remitted directly to RPI starting with royalties arising from product sales in the first quarter of 2012, we will continue to recognize revenue for these royalties. During the year ended December 31, 2012, we recognized royalties from net sales of CIMZIA® and MIRCERA® upon notification of the actual royalty amount, which occurs in the quarter after such sales are made. During the year ended December 31, 2013, we began to recognize royalties based on estimates of the net sales made in each period, which resulted in an increase in non-cash royalty revenue of $4.6 million in the year ended December 31, 2013. During the years ended December 31, 2013 and 2012, we recognized $22.1 and $10.8 million, respectively, in non-cash royalties from net sales of CIMZIA® and MIRCERA®.

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

Pursuant to the Purchase and Sale Agreement, in March 2013, we were required to pay RPI $3.0 million because worldwide net sales of MIRCERA® for the 12 month period ended December 31, 2012 did not reach a required threshold. Furthermore, we are required to make an additional payment of up to $7.0 million if the specified worldwide net sales threshold of MIRCERA® for the 12 month period ended December 31, 2013 is not achieved. We have concluded that it is probable that the minimum 2013 MIRCERA® net sales threshold will not be met and, therefore, we expect to make the $7.0 million payment to RPI described above in early 2014. The liability for this expected $7.0 million payment is included in current liabilities on our Consolidated Balance Sheet at December 31, 2013.

In addition, the Purchase and Sale Agreement grants RPI the right to receive certain reports and other information relating to the Royalty Entitlement and contains other representations and warranties, covenants and indemnification obligations that are customary for a transaction of this nature. In particular, if we breach our obligations under the Purchase and Sale Agreement, we could be required to pay damages to RPI that are not limited to the purchase price we received in the sale transaction.

Note 8 — Commitments and Contingencies

Royalty Expense

We have third party licenses that require us to pay royalties based on our sales of certain products and/or on our recognition of royalty revenue under certain of our collaboration agreements. Royalty expense, which is reflected in cost of goods sold in our Consolidated Statements of Operations, was approximately $4.1 million, $2.9 million, and $1.8 million for the years ended December 31, 2013, 2012, and 2011, respectively. The overall maximum amount of these obligations is based upon sales of the applicable products by our collaboration partners and cannot be reasonably estimated.

Purchase Commitments

In the normal course of business, we enter into various firm purchase commitments related to contract manufacturing, clinical development and certain other items. As of December 31, 2013, these commitments were approximately $12.6 million, all of which are expected to be paid in 2014.

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

On November 18, 2009, the Research Foundation of the State University of New York (SUNY) filed an action against us in the United States District Court for the Northern District of New York. SUNY sought to recover amounts it alleged it was owed pursuant to a technology licensing contract between us and SUNY. On December 20, 2013, we entered into a Settlement Agreement and Release (Settlement) with SUNY. Under the terms of the Settlement, SUNY agreed to dismiss the action with prejudice and relinquish all rights it may have had to a portion of future development and regulatory milestone payments payable to us under the Co-Development, License and Co-Promotion Agreement, dated August 1, 2007, between us (and our subsidiaries) and Bayer Healthcare LLC, as amended, related to the inhaled amikacin program in exchange for (i) a $5.0 million payment due on April 1, 2014; (ii) a $5.0 million payment due on January 1, 2015, (iii) a series of four $500,000 payments each due on April 1, 2014, January 1, 2015, January 1, 2016, and January 1, 2017, respectively; and (iv) certain other terms and conditions. As a result of the Settlement, we recorded a charge of $11.3 million to research and development expense during the year ended December 31, 2013 which reflects the estimated net present value of the $12.0 million settlement payments using an 8% annual discount rate. As of December 31, 2013, the $5.5 million current portion of the $11.3 million settlement liability is included in other current liabilities in our Consolidated Balance Sheet.

Indemnification Obligations

During the course of our normal operating activities, we have agreed to certain contingent indemnification obligations as further described below. The term of our indemnification obligations is generally perpetual. There is generally no limitation on the potential amount of future payments we could be required to make under these indemnification obligations. To date, we have not incurred significant costs to defend lawsuits or settle claims based on our indemnification obligations. If any of our indemnification obligations is triggered, we may incur substantial liabilities. Because the aggregate amount of any potential indemnification obligation is not a stated amount, the overall maximum amount of any such obligations cannot be reasonably estimated. No liabilities have been recorded for these obligations on our Consolidated Balance Sheets as of December 31, 2013 or 2012.

Indemnifications in Connection with Commercial Agreements

As part of our collaboration agreements with our partners related to the license, development, manufacture and supply of drugs based on our proprietary technologies and drug candidates, we generally agree to defend, indemnify and hold harmless our partners from and against third party liabilities arising out of the agreement, including product liability (with respect to our activities) and infringement of intellectual property to the extent the intellectual property is developed by us and licensed to our partners.

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

Director and Officer Indemnifications

As permitted under Delaware law, and as set forth in our Certificate of Incorporation and our Bylaws, we indemnify our directors, executive officers, other officers, employees, and other agents for certain events or occurrences that may arise while in such capacity. The maximum potential amount of future payments we could be required to make under this indemnification is unlimited; however, we have insurance policies that may limit our exposure and may enable us to recover a portion of any future amounts paid. Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits and other policy provisions, we believe any obligations under this indemnification would not be material, other than an initial $1,000,000 per incident for securities related claims and $500,000 per incident for non-securities related claims retention deductible per our insurance policy. However, no assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case we may incur substantial liabilities as a result of these indemnification obligations.

Note 9 — Stockholders’ Equity

Preferred Stock

We have authorized 10,000,000 shares of Preferred Stock with each share having a par value of $0.0001. In 2011, 3,100,000 shares were previously designated Series A Junior Participating Preferred Stock (Series A Preferred Stock) in connection with our Share Purchase Rights Plan (Rights Plan) that expired on June 1, 2011. On March 30, 2012, we filed a certificate of elimination of the Series A Preferred Stock. As of December 31, 2013 and 2012, no preferred shares are designated, issued or outstanding.

Common Stock

On January 24, 2011, we completed the issuance and sale of 19,000,000 shares of our common stock for gross proceeds to the Company of approximately $220.4 million. Additionally, we incurred approximately $0.6 million in legal and accounting fees, filing fees, and other offering expenses.

On January 28, 2014, we completed the issuance and sale of 9,775,000 shares of our common stock for gross proceeds to the Company of approximately $117.2 million. Additionally, we incurred approximately $0.6 million in legal and accounting fees, filing fees, and other offering expenses.

Equity Compensation Plans

At December 31, 2013, we had 28,609,480 reserved shares of common stock, all of which are reserved for issuance under our equity compensation plans as summarized in the following table (share number in thousands):

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a)) (c)
Equity compensation plans approved by security holders(1)	14,936	$8.76	7,954
Equity compensation plans not approved by security holders	5,719	$9.84	—

Total	20,655	$9.06	7,954

(1)	Includes shares of common stock available for future issuance under our ESPP as of December 31, 2013.

2012 Performance Incentive Plan

Our 2012 Performance Incentive Plan (2012 Plan) was adopted by the Board of Directors on April 4, 2012 and was approved by our stockholders on June 28, 2012. On the date of approval, any shares of our common stock that were available for issuance under all other previously existing stock plans (the 2008 Equity Incentive Plan, the 2000 Equity Incentive Plan, and the 2000 Non-Officer Equity Incentive Plan) became available for issuance under the 2012 Plan. In addition, 5,300,000 new shares were made available for award grants under the 2012 Plan. No new awards were granted under any of the previous stock plans after June 28, 2012. Any shares of common stock subject to outstanding awards under the previous stock plans that expire, are cancelled, or otherwise terminate at any time after December 31, 2011 are also available for award grant purposes under the 2012 Plan.

The purpose of the 2012 Plan and our other incentive plans is to attract, motivate, retain, and reward directors, officers, employees, and other eligible persons through the grant of awards and incentives for high levels of individual performance and increasing the value of our business, as well as to further align the interests of award recipients and our stockholders. The 2012 Plan authorizes stock options, stock appreciation rights, restricted stock, performance stock, stock units, stock bonuses, dividend equivalents, other similar rights to purchase or acquire shares, and other forms of awards granted or denominated in our common stock or units of the company’s common stock, as well as cash bonus awards. Directors, officers, or employees, and certain consultants and advisors may receive awards under the 2012 Plan. In 2012 and 2013, the requisite service period for stock options granted to our employees under the 2012 Plan as well as all other previously existing stock plans was generally four years; the requisite service period for stock options granted to our directors was generally one year.

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

Other Equity Incentive Plans

In addition to the 2012 Plan, we have other equity incentive plans under which options granted remain outstanding but no new options may be granted either as a result of the approval of the 2012 Plan or plan expiration. These plans include: (i) the 2008 Equity Incentive Plan (2008 Plan) which was adopted by the Board of Directors on March 20, 2008 and approved by our stockholders on June 6, 2008; (ii) the 2000 Equity Incentive Plan (2000 Plan) which was adopted by the Board of Directors on April 19, 2000 by amending and restating our 1994 Equity Incentive Plan, and which expired on February 9, 2010; and (iii) the 1998 Non-Officer Equity Incentive Plan which was adopted by our Board of Directors on August 18, 1998, and which was amended and restated in its entirety and renamed the 2000 Non-Officer Equity Incentive Plan on June 6, 2000 (2000 Non-Officer Plan).

Pursuant to the 2008 Plan and the 2000 Plan, we previously granted or issued incentive stock options to employees and officers and non-qualified stock options, rights to acquire restricted stock, restricted stock units, and stock bonuses to employees, officers, non-employee directors, and consultants. Pursuant to the 2000 Non-Officer Plan, we previously granted or issued non-qualified stock options, rights to acquire restricted stock and stock bonuses to employees and consultants who are neither officers nor directors of Nektar. The maximum term of a stock option under all of these plans is eight years.

Restricted Stock Units

RSU awards have been granted under the 2008 Plan, the 2000 Plan and the 2000 Non-Officer Plan and are settled by delivery of shares of our common stock on or shortly after the date the awards vest. We did not grant any RSU awards during the years ended December 31, 2013, 2012 or 2011 and no RSUs are outstanding at December 31, 2013. RSU awards are similar to restricted stock in that they are issued for no consideration; however, the holder generally is not entitled to the underlying shares of common stock until the RSU award vests. Also, because the RSU awards are granted for $0.01 per share, the grant-date fair value of the award is equal to the intrinsic value of our common stock on the date of grant.

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

401(k) Retirement Plan

We sponsor a 401(k) retirement plan whereby eligible employees may elect to contribute up to the lesser of 60% of their annual compensation or the statutorily prescribed annual limit allowable under Internal Revenue Service regulations. The 401(k) plan permits us to make matching contributions on behalf of all participants, up to a maximum of $3,000 per participant. For the years ended December 31, 2013, 2012, and 2011, we recognized $1.0 million, $0.9 million, and $0.9 million, respectively, of compensation expense in connection with our 401(k) retirement plan.

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

Note 10 — License and Collaboration Agreements

We have entered into various collaboration agreements including license agreements and collaborative research, development and commercialization agreements with various pharmaceutical and biotechnology companies. Under these collaboration arrangements, we are entitled to receive license fees, upfront payments, milestone payments, royalties, sales milestones, and payments for the manufacture and supply of our proprietary PEGylation materials and/or reimbursement for research and development activities. All of our collaboration agreements are generally cancelable by our partners without significant financial penalty. Our costs of performing these services are generally included in research and development expense, except that costs for product sales to our collaboration partners are included in cost of goods sold.

In accordance with our collaboration agreements, we recognized license, collaboration and other revenue as follows (in thousands):

		Year Ended December 31,
Partner	Agreement	2013	2012	2011
AstraZeneca AB	Naloxegol (NKTR-118) and naloxegol fixed-dose combination program (NKTR-119)	$25,016	$59	$2,496
Roche	PEGASYS® and MIRCERA®	18,382	7,146	5,131
Bayer Healthcare LLC	BAY41-6551 (Amikacin Inhale)	15,293	2,971	2,992
Affymax, Inc.	OMONTYS®	7,149	2,829	3,838
Amgen, Inc.	Neulasta®	5,035	5,000	5,000
Baxter Healthcare	BAX 855 (Hemophilia)	1,702	6,238	5,646
Other		8,295	5,884	11,186

License, collaboration and other revenue		$80,872	$30,127	$36,289

As of December 31, 2013, our collaboration agreements with partners included potential future payments for development milestones totaling approximately $144.3 million, including amounts from our agreements with Baxter and Bayer described below. In addition, we are entitled to receive up to $175.0 million and $75.0 million of contingent payments related to NKTR-118 and NKTR-119, respectively, based on development and regulatory events to be pursued and completed solely by AstraZeneca.

AstraZeneca AB: naloxegol (NKTR-118) and naloxegol fixed-dose combination program (NKTR-119)

In September 2009, we entered into a license agreement with AstraZeneca AB (AstraZeneca), as amended by AstraZeneca and us in August 2013, under which we granted AstraZeneca a worldwide, exclusive, perpetual, royalty-bearing, and sublicensable license under our patents and other intellectual property to develop, market, and sell naloxegol (formerly known as NKTR-118) and naloxegol fixed-dose combination program (formerly known as NKTR-119). AstraZeneca is responsible for all costs associated with research, development and commercialization and is responsible for all drug development and commercialization decisions for naloxegol and the naloxegol fixed-dose combination program. AstraZeneca paid us an upfront payment of $125.0 million, which we received in the fourth quarter of 2009 and which was fully recognized as of December 31, 2010. As of December 31, 2013, we are entitled to receive up to an additional $175.0 million and $75.0 million of contingent payments related to naloxegol and the naloxegol fixed-dose combination program, respectively, based on development events to be pursued and completed solely by AstraZeneca, as described below.

On September 25, 2013, the European Medicines Agency (EMA) notified AstraZeneca that it had accepted for review the naloxegol regulatory approval application filed by AstraZeneca in August 2013. As a result, we were entitled to a $25.0 million payment from AstraZeneca, which was received on September 30, 2013 and was fully recognized as revenue in the year ended December 31, 2013.

On September 16, 2013, AstraZeneca filed a New Drug Application (NDA) with the United States Food and Drug Administration (FDA) for naloxegol, which was accepted for review by the FDA on November 16, 2013, resulting in a $70.0 million milestone payment to us from AstraZeneca in November 2013. We cannot recognize revenue for this payment until it is no longer refundable and, as a result of the potential for repayment of the $70.0 million (as described below), we have recorded this amount in the line item “Liability related to receipt of refundable milestone payment” on our Consolidated Balance Sheet at December 31, 2013. If the FDA does not require a future clinical trial or other significant studies to assess the cardiovascular safety (CV Safety Study) of naloxegol prior to an approval decision, AstraZeneca is obligated to pay us an additional $35.0 million. If the FDA does require a CV Safety Study, AstraZeneca may terminate the license agreement with us in its entirety or only with respect to its rights in the United States. If AstraZeneca elects to terminate the license agreement in its entirety due to a CV Safety Study, we would be required to repay them the $70.0 million payment plus accrued interest at 4.5% compounded annually in four installments in accordance with the following payment schedule: $10.0 million plus accrued interest on January 15, 2015, $10.0 million plus accrued interest on January 15, 2016, $20.0 million plus accrued interest on January 15, 2017 and $30.0 million plus accrued interest on January 15, 2018. If AstraZeneca elects to terminate the license agreement only with respect to its rights in the U.S., then such repayment amount would be funded through a 50% reduction of non-U.S. royalty amounts otherwise payable to us until the aggregate amount of such royalty reduction equals the total principal amount of $70.0 million plus accumulated interest at 4.5% compounded annually. If the FDA requires a post-approval cardiovascular safety study as a condition to approval of the naloxegol NDA, then the royalty rate payable to us from net sales of naloxegol in the U.S. by AstraZeneca would be reduced by two percentage points until the aggregate accumulated amount of such royalty payment reduction is equal to a maximum of $35.0 million.

We will be entitled to the remaining $140.0 million of contingent payments if naloxegol is approved by the FDA and EMA and commercial launch is achieved in the U.S. and one major country in the European Union. In addition, we are also entitled to sales milestone payments and royalties based on annual worldwide net sales of naloxegol and naloxegol fixed-dose combination products.

Roche : PEGASYS® and MIRCERA®

In February 1997, we entered into a license, manufacturing and supply agreement with Roche, under which we granted Roche a worldwide, exclusive license to certain intellectual property related to our proprietary PEGylation materials used in the manufacture and commercialization of PEGASYS®. As a result of Roche exercising a license extension option in December 2009, Roche has the right to manufacture all of its requirements for our proprietary PEGylation materials for PEGASYS® and we perform additional manufacturing, if any, only on an as-requested basis. In connection with Roche’s exercise of the license extension option in December 2009, we received a payment of $31.0 million. As of December 31, 2013, we have deferred revenue of approximately $10.3 million related to this agreement, which we expect to recognize through December 2015, the period through which we are required to provide back-up manufacturing and supply services related to PEGASYS®.

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

We analyzed the milestone payments under the agreement and determined that they did not meet the criteria for revenue recognition under the milestone method as a result of our continuing manufacturing obligations. We have identified our back-up manufacturing obligation through December 2016 and the delivery of PEGylation materials specified in the agreement in 2012 and early 2013 as the units of accounting in the arrangement. We made our best estimate of the selling prices for these deliverables and have allocated the total $27.0 million consideration to these items based on the relative selling price method. As of December 31, 2013, we have deferred revenue of approximately $16.1 million, which we expect to recognize through December 2016, the estimated end of our obligations under this agreement.

In August 2013, we agreed to deliver additional quantities of PEGylation materials used by Roche to produce PEGASYS® and MIRCERA®, all of which were delivered in the last quarter of 2013, for total consideration of $18.6 million. We determined that these incremental activities should be considered a material modification of the existing PEGASYS® and MIRCERA® -related arrangements described above. As a result, we allocated the $18.6 million consideration to each of these arrangements and determined the amounts to be recognized or deferred based on the estimated selling prices of the undelivered obligations. As of December 31, 2013, we have deferred revenue of approximately $6.9 million related to these activities, which we expect to recognize through December 2016, the estimated end of our obligations under the modified arrangements.

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

As a result of the start of the Phase 3 clinical trial by Bayer in the treatment of intubated and mechanically ventilated patients with Gram-negative pneumonia in April 2013, we achieved a $10.0 million development milestone, which was received and recognized as revenue in the second quarter of 2013. The receipt of this milestone also triggered the payment of our $10.0 million obligation to Bayer described above, which was paid in June 2013.

In addition, we are entitled to receive a total of up to $50.0 million for development milestones upon achievement of certain development objectives, as well as sales milestones upon achievement of annual sales targets and royalties based on annual worldwide net sales of Amikacin Inhale. As of December 31, 2013, we have deferred revenue of approximately $22.5 million related to this agreement, which we expect to recognize through December 2026, the estimated end of our obligations under this agreement.

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

We have received milestone and related payments under our agreement with Affymax and, as a result of the termination of our agreement with Affymax and our related performance obligations, we recognized the remaining $6.7 million of deferred revenue from this agreement in the year ended December 31, 2013.

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

The term of the amended and restated agreement ends on October 29, 2020. In the event we become subject to a bankruptcy or insolvency proceeding, we cease to own or control the Facility, we fail to manufacture and supply or certain other events, Amgen or its designated third party will have the right to elect, among certain other options, to take title to the dedicated equipment and access the Facility to operate the Manufacturing Suite solely for the purpose of manufacturing the Polymer Materials (the Additional Rights). Amgen may terminate the amended and restated agreement for convenience or due to an uncured material default by us. Our research facility in Huntsville, Alabama that we propose to sell is a different building and location from that of the Facility described here.

As of December 31, 2013, we have deferred revenue of approximately $34.2 million related to this agreement, which we expect to recognize through October 2020, the estimated end of our obligations under this agreement.

Baxter Healthcare: BAX 855/Hemophilia

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

Under the terms of our agreement with Baxter, we are entitled to up to $28.0 million of development milestones related to Hemophilia A upon achievement of certain development objectives, as well as sales milestones upon achievement of annual sales targets and royalties based on annual worldwide net sales of products resulting from this agreement. This Hemophilia A program includes BAX 855, which is currently in a Phase 3 clinical study initiated in February 2013. In prior years, we received an upfront payment of $4.0 million related to the Hemophilia A programs. As of December 31, 2013, we do not have significant deferred revenue related to this agreement.

Other

In addition, as of December 31, 2013, we have a number of collaboration agreements, including our collaboration partners UCB, Ophthotech Corp., and Regado Biosciences, Inc., under which we are entitled to up to a total of $66.3 million of development milestones upon achievement of certain development objectives, as well as sales milestones upon achievement of annual sales targets and royalties based on net sales of commercialized products, if any. However, given the current phase of development of the potential products under these collaboration agreements, we cannot estimate the probability or timing of achieving these milestones.

Note 11 — Stock-Based Compensation

We issue stock-based awards from our equity incentive plans, which are more fully described in Note 9. Stock-based compensation expense was recognized as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Cost of goods sold	$1,297	$1,496	$1,266
Research and development	7,910	7,082	7,944
General and administrative	8,501	7,621	9,675

Total stock-based compensation	$17,708	$16,199	$18,885

As of December 31, 2013, total unrecognized compensation costs of $23.4 million related to unvested stock-based compensation arrangements are expected to be recognized as expense over a weighted-average period of 1.7 years.

Black-Scholes Assumptions

The following tables list the Black-Scholes option-pricing model assumptions used to calculate the fair value of employee and director stock options. Stock-based compensation resulting from our ESPP was not material in the years ended December 31, 2013, 2012, and 2011.

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Average risk-free interest rate	0.9%	0.9%	1.6%
Dividend yield	0.0%	0.0%	0.0%
Average volatility factor	61.2%	62.2%	63.8%
Average weighted average expected life	5.2 years	5.0 years	4.9 years

The average risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of grant for periods commensurate with the expected life of the stock-based award. We have never paid dividends, nor do we expect to pay dividends in the foreseeable future; therefore, we used a dividend yield of 0.0%. Our estimate of expected volatility is based on the daily historical trading data of our common stock at the time of grant over a historical period commensurate with the expected life of the stock-based award.

For the years ended December 31, 2013, 2012, and 2011, we estimated the weighted-average expected life based on the contractual and vesting terms of the stock options, as well as historic cancellation and exercise data.

Summary of Stock Option Activity

The table below presents a summary of stock option activity under our equity incentive plans (in thousands, except for price per share and contractual life information):

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2012	18,996	$9.03
Options granted	3,470	9.42
Options exercised	(1,047)	7.07
Options forfeited & canceled	(764)	12.76

Outstanding at December 31, 2013	20,655	$9.06	4.35	$56,269

Vested and expected to vest at December 31, 2013	20,357	$9.07	4.31	$55,454
Exercisable at December 31, 2013	15,519	$9.08	3.64	$43,287

(1)	Aggregate intrinsic value represents the difference between the exercise price of the option and the closing market price of our common stock on December 31, 2013.

The weighted-average grant-date fair value per share of options granted during the years ended December 31, 2013, 2012, and 2011 was $4.95, $3.92, and $5.22, respectively. The total intrinsic value of options exercised during the years ended December 31, 2013, 2012, and 2011 was $4.5 million, $1.9 million, and $3.7 million, respectively. The estimated fair value of options vested during the years ended December 31, 2013, 2012, and 2011 was $14.1 million, $15.7 million, and $18.1 million, respectively.

RSU Awards

We issued RSU awards to certain officers and employees. The RSU awards granted in 2006 vested upon achievement of pre-determined performance milestones, of which the last performance milestone was met in 2013. The RSU awards granted in 2007 through 2010 had a time-based vesting schedule. There were no RSU awards granted in 2013, 2012, or 2011. There were no, 120,580, and 136,080 RSU awards outstanding at December 31, 2013, 2012, and 2011, respectively. We expensed the grant date fair value of the RSU awards ratably over the expected service or performance period.

Note 12 — Income Taxes

Income (loss) before provision for income taxes includes the following components (in thousands):

	Year Ended December 31,
	2013	2012	2011
Domestic	$(161,068)	$(174,258)	$(135,880)
Foreign	1,300	2,809	2,920

Loss before provision for income taxes	$(159,768)	$(171,449)	$(132,960)

Provision for Income Taxes

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$—	$(137)	$—
State	1	1	1
Foreign	1,838	1,029	921

Total Current	1,839	893	922

Deferred:
Federal	422	(422)	—
State	49	(49)	—
Foreign	(65)	(16)	96

Total Deferred	406	(487)	96

Provision for income taxes	$2,245	$406	$1,018

Income tax provision related to continuing operations differs from the amount computed by applying the statutory income tax rate of 35% to pretax loss as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
U.S. federal provision (benefit)
At statutory rate	$(55,919)	$(60,007)	$(46,536)
State taxes	50	(48)	1
Change in valuation allowance	55,042	47,349	48,959
Foreign tax inclusion	—	6,510	—
Non-cash interest expense on liability related to sale of future royalties	7,808	6,320	—
Foreign tax differential	(20)	(227)	(129)
Research credits	(6,273)	(591)	(893)
Other	1,557	1,100	(384)

Provision for income taxes	$2,245	$406	$1,018

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets for federal and state income taxes are as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$391,385	$351,354
Research and other credits	61,707	52,769
Deferred revenue	35,588	39,521
Sale of future royalties	28,057	39,750
Stock-based compensation	25,962	23,746
Capitalized research expenses	17,687	7,192
Reserves and accruals	14,685	8,776
Property and equipment	8,580	8,482
Other	2,539	2,773

Deferred tax assets before valuation allowance	586,190	534,363
Valuation allowance for deferred tax assets	(586,040)	(534,268)

Total deferred tax assets	150	95

Total deferred tax liabilities	—	—

Net deferred tax assets	$150	$95

Realization of our deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Because of our lack of U.S. earnings history, the net U.S. deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $51.8 million and $43.6 million during the years ended December 31, 2013 and 2012, respectively. The valuation allowance includes approximately $35.6 million of income tax benefit at both December 31, 2013 and December 31, 2012 related to stock-based compensation and exercises prior to the implementation of the accounting guidance for stock-based compensation that will be credited to additional paid in capital when realized.

Undistributed earnings of our foreign subsidiary in India are considered to be permanently reinvested and accordingly, no deferred U.S. income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to U.S. income tax. As of December 31, 2013, U.S. income taxes have not been provided on a cumulative total of $1.7 million of such earnings. At the present time it is not practicable to estimate the amount of U.S. income taxes that might be payable if these earnings were repatriated.

Net Operating Loss and Tax Credit Carryforwards

As of December 31, 2013, we had a net operating loss carryforward for federal income tax purposes of approximately $1,029.7 million, portions of which will begin to expire in 2018. We had a total state net operating loss carryforward of approximately $614.6 million, which will begin to expire in 2014. Utilization of some of the federal and state net operating loss and credit carryforwards are subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization.

We have federal research credits of approximately $36.5 million, which will begin to expire in 2019 and state research credits of approximately $20.9 million which have no expiration date. We have federal orphan drug credits of $17.7 million which will begin to expire in 2026. These tax credits are subject to the same limitations discussed above.

Unrecognized tax benefits

We have incurred net operating losses since inception. Our policy is to include interest and penalties related to unrecognized tax benefits, if any, within the provision for income taxes in the consolidated statements of operations. If we are eventually able to recognize our uncertain positions, our effective tax rate would be reduced. We currently have a full valuation allowance against our U.S. net deferred tax asset which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future. Any adjustments to our uncertain tax positions would result in an adjustment of our net operating loss or tax credit carry forwards rather than resulting in a cash outlay.

We file income tax returns in the U.S., California, Alabama, India and the U.K. The 2009 and 2010 tax years were previously under audit by the IRS. These audits were completed and we received no change letters. The 2005 through 2010 tax years were previously under audit in Alabama. These audits were completed with no changes to the tax liability. Because of net operating losses and research credit carryovers, substantially all of our domestic tax years remain open and subject to examination. We are currently under examination in India for the fiscal years ending 2009 through 2013.

We have the following activity relating to unrecognized tax benefits (in thousands):

	December 31,
	2013	2012	2011
Beginning balance	$14,067	$13,576	$13,058
Tax positions related to current year
Additions:
Federal	477	289	297
State	381	302	221
Reductions	—	—	—
Tax positions related to prior year
Additions:
Federal	636	37	—
State	—	—	—
Foreign	802	—	—
Reductions	—	—	—
Settlements	—	—	—
Lapses in statute of limitations	—	(137)	—

Ending balance	$16,363	$14,067	$13,576

Although it is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next twelve months due to tax examination changes, settlement activities, expirations of statute of limitations, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities, we do not anticipate any significant changes to unrecognized tax benefits over the next twelve months. During the years ended December 31, 2013, 2012 and 2011, no significant interest or penalties were recognized relating to unrecognized tax benefits.

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

Our revenue is derived primarily from clients in the pharmaceutical and biotechnology industries. Roche, UCB, AstraZeneca, and Bayer represented 28%, 21%, 17% and 10% of our revenue, respectively, for the year ended December 31, 2013. Revenue from UCB, Roche and Affymax represented 30%, 23%, and 11% of our revenue, respectively, for the year ended December 31, 2012. Revenue from UCB and Roche represented 27% and 16% of our revenue, respectively, for the year ended December 31, 2011.

Revenue by geographic area is based on the locations of our partners. The following table sets forth revenue by geographic area (in thousands):

	Year Ended December 31,
	2013	2012	2011
United States	$42,535	$34,591	$37,896
Europe	106,386	46,600	33,584

Total revenue	$148,921	$81,191	$71,480

At December 31, 2013, $57.3 million, or approximately 88%, of the net book value of our property and equipment was located in the United States and $7.7 million, or approximately 12%, was located in India. At December 31, 2012, $62.5 million, or approximately 87%, of the net book value of our property and equipment was located in the United States and $9.7 million, or approximately 13%, was located in India.

Note 14 — Subsequent Event

On January 28, 2014, we completed the issuance and sale of 9,775,000 shares of our common stock for gross proceeds to the Company of approximately $117.2 million. Additionally, we incurred approximately $0.6 million in legal and accounting fees, filing fees, and other offering expenses.

Note 15 — Selected Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited quarterly financial data. In our opinion, the unaudited information set forth below has been prepared on the same basis as the audited information and includes all adjustments necessary to present fairly the information set forth herein. We have experienced fluctuations in our quarterly results and expect these fluctuations to continue in the future. Due to these and other factors, we believe that quarter-to-quarter comparisons of our operating results will not be meaningful, and you should not rely on our results for any one quarter as an indication of our future performance. Certain items previously reported in specific financial statement captions have been reclassified to conform to the current period presentation. Such reclassifications have not materially impacted previously reported total revenues, operating loss or net loss. All data is in thousands except per share information.

	Fiscal Year 2013				Fiscal Year 2012
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Product sales	$11,810	$10,324	$14,672	$8,040	$6,945	$9,694	$8,355	$10,405
Total revenue	$23,004	$33,862	$60,909	$31,146	$17,949	$23,684	$18,412	$21,146
Cost of goods sold	$11,661	$5,011	$12,877	$8,960	$8,707	$7,203	$7,228	$7,290
Research and development expenses	$45,618	$52,230	$43,914	$48,248	$35,085	$33,201	$34,016	$46,373
Operating loss	$(45,106)	$(32,605)	$(6,525)	$(35,894)	$(37,932)	$(26,988)	$(32,900)	$(43,381)
Net loss	$(55,063)	$(42,748)	$(16,543)	$(47,659)	$(41,097)	$(34,285)	$(43,547)	$(52,926)
Basic and diluted net loss per share(1)	$(0.48)	$(0.37)	$(0.14)	$(0.41)	$(0.36)	$(0.30)	$(0.38)	$(0.46)

(1)	Quarterly loss per share amounts may not total to the year-to-date loss per share due to rounding.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework).

Based on our evaluation under the framework described in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. There was no change in our internal control over financial reporting during the quarter ended December 31, 2013, which was identified in connection with our management’s evaluation required by Exchange Act Rules 13a-15(f) and 15d-15(f) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Information relating to our executive officers required by this item is set forth in Part I — Item 1 of this report under the caption “Executive Officers of the Registrant” and is incorporated herein by reference. The other information required by this Item is incorporated by reference from the definitive proxy statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A (Proxy Statement) not later than 120 days after the end of the fiscal year covered by this Form 10-K under the captions “Corporate Governance and Board of Directors,” “Proposal 1 — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

All financial statement schedules have been omitted because they are not applicable, or the information required is presented in our consolidated financial statements and notes thereto under Item 8 of this Annual Report on Form 10-K.

(3)	Exhibits.

Except as so indicated in Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit Number	Description of Documents

2.1(1)	Asset Purchase Agreement, dated October 20, 2008, by and between Nektar Therapeutics, a Delaware corporation, AeroGen, Inc., a Delaware corporation and wholly-owned subsidiary of Nektar Therapeutics, Novartis Pharmaceuticals Corporation, a Delaware corporation, and Novartis Pharma AG, a Swiss corporation.+

3.1(2)	Certificate of Incorporation of Inhale Therapeutic Systems (Delaware), Inc.

3.2(3)	Certificate of Amendment of the Amended Certificate of Incorporation of Inhale Therapeutic Systems, Inc.

3.3(4)	Certificate of Ownership and Merger of Nektar Therapeutics.

3.4(5)	Certificate of Ownership and Merger of Nektar Therapeutics AL, Corporation with and into Nektar Therapeutics.

3.5(6)	Amended and Restated Bylaws of Nektar Therapeutics.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, and 3.5.

4.2(4)	Specimen Common Stock certificate.

Exhibit Number	Description of Documents

4.3(8)	Indenture dated July 11, 2012 by and between Nektar Therapeutics and Wells Fargo Bank, National Association, including the form of 12.0% Senior Secured Note due 2017.

10.1(9)	Employee Stock Purchase Plan, as amended and restated.++

10.2(10)	2000 Non-Officer Equity Incentive Plan, as amended and restated.++

10.3(10)	2000 Equity Incentive Plan, as amended and restated.++

10.4(10)	2008 Equity Incentive Plan, as amended and restated.++

10.5(11)	2012 Performance Incentive Plan.++

10.6(18)	Forms of Equity Award Agreements under the 2012 Performance Incentive Plan.++

10.7(18)	Amended and Restated Compensation Plan for Non-Employee Directors.++

10.8(12)	401(k) Retirement Plan.++

10.9(10)	Discretionary Incentive Compensation Policy.++

10.10(10)	Amended and Restated Change of Control Severance Benefit Plan.++

10.11(13)	Form of Severance Letter for executive officers of the company.++

10.12(1)	Amended and Restated Letter Agreement, executed effective on December 1, 2008, with Howard W. Robin.++

10.13(1)	Amended and Restated Letter Agreement, executed effective on December 1, 2008, with John Nicholson.++

10.14(14)	Letter Agreement, executed effective on December 10, 2009, with Stephen K. Doberstein, Ph.D.++

10.15(13)	Amended and Restated Built-to-Suite Lease between Nektar Therapeutics and BMR-201 Industrial Road LLC, dated August 17, 2004, as amended on January 11, 2005 and July 19, 2007.

10.16(16)	Sublease, dated as of September 30, 2009, by and between Pfizer, Inc. and Nektar Therapeutics.+

10.17(15)	Settlement Agreement and General Release, dated June 30, 2006, by and between The Board of Trustees of the University of Alabama, The University of Alabama in Huntsville, Nektar Therapeutics AL Corporation (a wholly-owned subsidiary of Nektar Therapeutics), Nektar Therapeutics and J. Milton Harris.

10.18(14)	Co-Development, License and Co-Promotion Agreement, dated August 1, 2007, between Nektar Therapeutics (and its subsidiaries) and Bayer Healthcare LLC, as amended.+

10.19(1)	Exclusive Research, Development, License and Manufacturing and Supply Agreement, by and among Nektar AL Corporation, Baxter Healthcare SA, and Baxter Healthcare Corporation, dated September 26, 2005, as amended.+

10.20(1)	Exclusive License Agreement, dated December 31, 2008, between Nektar Therapeutics, a Delaware corporation, and Novartis Pharma AG, a Swiss corporation.+

10.21(14)	Supply, Dedicated Suite and Manufacturing Guarantee Agreement, dated October 29, 2010, by and among Nektar Therapeutics, Amgen Inc. and Amgen Manufacturing, Limited.+

10.22(16)	License Agreement by and between AstraZeneca AB and Nektar Therapeutics, dated September 20, 2009.+

10.23(7)	12% Senior Secured Notes due 2017 Purchase Agreement dated July 3, 2012, by and among Nektar Therapeutics and the purchasers named therein.

Exhibit Number	Description of Documents

10.24(18)	Pledge and Security Agreement dated July 11, 2012 as amended by the Amendment to Pledge and Security Agreement dated as of February 28, 2013, by and between Nektar Therapeutics and Wells Fargo Bank, National Association.

10.25(8)	Escrow and Deposit Account Control Agreement dated July 11, 2012 among Nektar Therapeutics, Wells Fargo Bank, National Association, as collateral agent, and Wells Fargo Bank, National Association, as escrow agent.

10.26(17)	Purchase and Sale Agreement, dated as of February 24, 2012, between Nektar Therapeutics and RPI Finance Trust.+

10.27(18)	Amendment No. 1 to License Agreement dated as of August 8, 2013, by and between Nektar Therapeutics and AstraZeneca AB.+

10.28(19)	Employment Transition and General Release Agreement dated as of February 11, 2014, by and between Nektar Therapeutics and Rinko Ghosh.

10.29(19)	Term Loan and Security Agreement dated as of October 7, 2013, by and between Nektar Therapeutics, as borrower, and AstraZeneca AB, as lender and as agent.

21.1(19)	Subsidiaries of Nektar Therapeutics.

23.1(19)	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (reference is made to the signature page).

31.1(19)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(19)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

101**	The following materials from Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

+	Confidential treatment with respect to specific portions of this Exhibit has been requested, and such portions are omitted and have been filed separately with the SEC.
++	Management contract or compensatory plan or arrangement.
*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as otherwise stated in such filing.
**	XBRL information is filed herewith.
(1)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2008.
(2)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
(3)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(4)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 23, 2003.

(5)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2009.
(6)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on April 11, 2011.
(7)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on July 10, 2012.
(8)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on July 11, 2012.
(9)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Registration Statement on Form S-8 (No. 333-98321), filed on August 19, 2002.
(10)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2011.
(11)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on July 3, 2012.
(12)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(13)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
(14)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics Annual Report on Form 10-K for the year ended December 31, 2010.
(15)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(16)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.
(17)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.
(18)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.
(19)	Filed herewith.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City and County of San Francisco, State of California on February 27, 2014.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/S/ HOWARD W. ROBIN Howard W. Robin	Chief Executive Officer, President and Director (Principal Executive Officer)	February 27, 2014

/S/ JOHN NICHOLSON John Nicholson	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2014

/S/ JILLIAN B. THOMSEN Jillian B. Thomsen	Senior Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2014

/S/ ROBERT B. CHESS Robert B. Chess	Director, Chairman of the Board of Directors	February 27, 2014

/S/ R. SCOTT GREER R. Scott Greer	Director	February 27, 2014

/S/ JOSEPH J. KRIVULKA Joseph J. Krivulka	Director	February 27, 2014

/S/ CHRISTOPHER A. KUEBLER Christopher A. Kuebler	Director	February 27, 2014

/S/ LUTZ LINGNAU Lutz Lingnau	Director	February 27, 2014

/S/ SUSAN WANG Susan Wang	Director	February 27, 2014

/S/ ROY A. WHITFIELD Roy A. Whitfield	Director	February 27, 2014

/S/ DENNIS L. WINGER Dennis L. Winger	Director	February 27, 2014

Except as so indicated in Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit Number	Description of Documents

2.1(1)	Asset Purchase Agreement, dated October 20, 2008, by and between Nektar Therapeutics, a Delaware corporation, AeroGen, Inc., a Delaware corporation and wholly-owned subsidiary of Nektar Therapeutics, Novartis Pharmaceuticals Corporation, a Delaware corporation, and Novartis Pharma AG, a Swiss corporation.+

3.1(2)	Certificate of Incorporation of Inhale Therapeutic Systems (Delaware), Inc.

3.2(3)	Certificate of Amendment of the Amended Certificate of Incorporation of Inhale Therapeutic Systems, Inc.

3.3(4)	Certificate of Ownership and Merger of Nektar Therapeutics.

3.4(5)	Certificate of Ownership and Merger of Nektar Therapeutics AL, Corporation with and into Nektar Therapeutics.

3.5(6)	Amended and Restated Bylaws of Nektar Therapeutics.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, and 3.5.

4.2(4)	Specimen Common Stock certificate.

4.3(8)	Indenture dated July 11, 2012 by and between Nektar Therapeutics and Wells Fargo Bank, National Association, including the form of 12.0% Senior Secured Note due 2017.

10.1(9)	Employee Stock Purchase Plan, as amended and restated.++

10.2(10)	2000 Non-Officer Equity Incentive Plan, as amended and restated.++

10.3(10)	2000 Equity Incentive Plan, as amended and restated.++

10.4(10)	2008 Equity Incentive Plan, as amended and restated.++

10.5(11)	2012 Performance Incentive Plan.++

10.6(18)	Forms of Equity Award Agreements under the 2012 Performance Incentive Plan.++

10.7(18)	Amended and Restated Compensation Plan for Non-Employee Directors.++

10.8(12)	401(k) Retirement Plan.++

10.9(10)	Discretionary Incentive Compensation Policy.++

10.10(10)	Amended and Restated Change of Control Severance Benefit Plan.++

10.11(13)	Form of Severance Letter for executive officers of the company.++

10.12(1)	Amended and Restated Letter Agreement, executed effective on December 1, 2008, with Howard W. Robin.++

10.13(1)	Amended and Restated Letter Agreement, executed effective on December 1, 2008, with John Nicholson.++

10.14(14)	Letter Agreement, executed effective on December 10, 2009, with Stephen K. Doberstein, Ph.D.++

10.15(13)	Amended and Restated Built-to-Suite Lease between Nektar Therapeutics and BMR-201 Industrial Road LLC, dated August 17, 2004, as amended on January 11, 2005 and July 19, 2007.

10.16(16)	Sublease, dated as of September 30, 2009, by and between Pfizer Inc. and Nektar Therapeutics.+

Exhibit Number	Description of Documents

10.17(15)	Settlement Agreement and General Release, dated June 30, 2006, by and between The Board of Trustees of the University of Alabama, The University of Alabama in Huntsville, Nektar Therapeutics AL Corporation (a wholly-owned subsidiary of Nektar Therapeutics), Nektar Therapeutics and J. Milton Harris.

10.18(14)	Co-Development, License and Co-Promotion Agreement, dated August 1, 2007, between Nektar Therapeutics (and its subsidiaries) and Bayer Healthcare LLC, as amended.+

10.19(1)	Exclusive Research, Development, License and Manufacturing and Supply Agreement, by and among Nektar AL Corporation, Baxter Healthcare SA, and Baxter Healthcare Corporation, dated September 26, 2005, as amended.+

10.20(1)	Exclusive License Agreement, dated December 31, 2008, between Nektar Therapeutics, a Delaware corporation, and Novartis Pharma AG, a Swiss corporation.+

10.21(14)	Supply, Dedicated Suite and Manufacturing Guarantee Agreement, dated October 29, 2010, by and among Nektar Therapeutics, Amgen Inc. and Amgen Manufacturing, Limited.+

10.22(16)	License Agreement by and between AstraZeneca AB and Nektar Therapeutics, dated September 20, 2009.+

10.23(7)	12% Senior Secured Notes due 2017 Purchase Agreement dated July 3, 2012, by and among Nektar Therapeutics and the purchasers named therein.

10.24(18)	Pledge and Security Agreement dated July 11, 2012 as amended by the Amendment to Pledge and Security Agreement dated as of February 28, 2013, by and between Nektar Therapeutics and Wells Fargo Bank, National Association.

10.25(8)	Escrow and Deposit Account Control Agreement dated July 11, 2012 among Nektar Therapeutics, Wells Fargo Bank, National Association, as collateral agent, and Wells Fargo Bank, National Association, as escrow agent.

10.26(17)	Purchase and Sale Agreement, dated as of February 24, 2012, between Nektar Therapeutics and RPI Finance Trust.+

10.27(18)	Amendment No. 1 to License Agreement dated as of August 8, 2013, by and between Nektar Therapeutics and AstraZeneca AB.+

10.28(19)	Employment Transition and General Release Agreement dated as of February 11, 2014, by and between Nektar Therapeutics and Rinko Ghosh.

10.29(19)	Term Loan and Security Agreement dated as of October 7, 2013, by and between Nektar Therapeutics, as borrower, and AstraZeneca AB, as lender and as agent.

21.1(19)	Subsidiaries of Nektar Therapeutics.

23.1(19)	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (reference is made to the signature page).

31.1(19)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(19)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

101**	The following materials from Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

+	Confidential treatment with respect to specific portions of this Exhibit has been requested, and such portions are omitted and have been filed separately with the SEC.
++	Management contract or compensatory plan or arrangement.
*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as otherwise stated in such filing.
**	XBRL information is filed herewith.
(1)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2008.
(2)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
(3)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(4)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 23, 2003.
(5)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2009.
(6)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on April 11, 2011.
(7)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on July 10, 2012.
(8)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on July 11, 2012.
(9)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Registration Statement on Form S-8 (No. 333-98321), filed on August 19, 2002.
(10)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2011.
(11)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on July 3, 2012.
(12)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(13)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
(14)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics Annual Report on Form 10-K for the year ended December 31, 2010.
(15)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(16)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.
(17)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.
(18)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.
(19)	Filed herewith.