Form 10-Q
period 2014-03-31
NEKTAR THERAPEUTICS
filed 2014-05-08
CIK 906709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 126,977,001 on April 30, 2014.

NEKTAR THERAPEUTICS

Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). All statements other than statements of historical fact are “forward-looking statements” for purposes of this quarterly report on Form 10-Q, including any projections of earnings, revenue, milestone payments, royalties, sales or other financial items, any statements of the plans and objectives of management for future operations (including, but not limited to, preclinical development, clinical trials and manufacturing), any statements related to our financial condition and future working capital needs, any statements regarding potential future financing alternatives, any statements concerning proposed drug candidates, any statements regarding the timing for the start or end of clinical trials or submission of regulatory approval filings, any statements regarding future economic conditions or performance, any statements regarding the success of our collaboration arrangements or future payments that may come due to us under these arrangements, any statements regarding our plans and objectives to initiate or continue clinical trials, and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, such expectations or any of the forward-looking statements may prove to be incorrect and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, but not limited to, the risk factors set forth in Part II, Item 1A “Risk Factors” below and for the reasons described elsewhere in this quarterly report on Form 10-Q. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof and we do not intend to update any forward-looking statements except as required by law or applicable regulations. Except where the context otherwise requires, in this quarterly report on Form 10-Q, the “Company,” “Nektar,” “we,” “us,” and “our” refer to Nektar Therapeutics, a Delaware corporation, and, where appropriate, its subsidiaries.

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

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$32,443	$39,067
Short-term investments	251,628	197,959
Accounts receivable, net	1,855	2,229
Inventory	12,872	13,452
Other current assets	5,972	5,175

Total current assets	304,770	257,882
Restricted cash	25,000	25,000
Property and equipment, net	72,968	66,974
Goodwill	76,501	76,501
Other assets	7,774	8,170

Total assets	$487,013	$434,527

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,064	$9,115
Accrued compensation	9,427	14,254
Accrued expenses	6,821	6,243
Accrued clinical trial expenses	13,726	16,905
Interest payable	3,167	6,917
Deferred revenue, current portion	23,542	23,664
Liability related to the sales of future royalties, current portion	—	7,000
Other current liabilities	19,566	14,123

Total current liabilities	79,313	98,221
Senior secured notes	125,000	125,000
Capital lease obligations, less current portion	7,050	8,049
Liability related to receipt of refundable milestone payment	70,000	70,000
Liability related to sale of future royalties, less current portion	121,134	121,520
Deferred revenue, less current portion	76,549	82,384
Other long-term liabilities	17,776	19,256

Total liabilities	496,822	524,430
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 10,000 shares authorized, no shares designated, issued or outstanding at March 31, 2014 or December 31, 2013, respectively	—	—
Common stock, $0.0001 par value, 300,000 authorized, 126,936 shares and 116,494 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	12	11
Capital in excess of par value	1,769,713	1,643,660
Accumulated other comprehensive loss	(940)	(1,181)
Accumulated deficit	(1,778,594)	(1,732,393)

Total stockholders’ equity (deficit)	(9,809)	(89,903)

Total liabilities and stockholders’ equity (deficit)	$487,013	$434,527

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

(Unaudited)

	Three months ended March 31,
	2014	2013
Revenue:
Product sales and royalty revenue	$5,917	$12,135
Non-cash royalty revenue related to sale of future royalties	5,773	4,393
License, collaboration and other revenue	8,081	6,476

Total revenue	19,771	23,004
Operating costs and expenses:
Cost of goods sold	7,907	11,661
Research and development	38,338	45,618
General and administrative	9,928	10,829

Total operating costs and expenses	56,173	68,108

Loss from operations	(36,402)	(45,104)
Non-operating income (expense):
Interest income	134	314
Interest expense	(4,533)	(4,645)
Non-cash interest expense on liability related to sale of future royalties	(5,387)	(5,543)
Other income (expense), net	178	127

Total non-operating expense, net	(9,608)	(9,747)

Loss before provision for income taxes	(46,010)	(54,851)
Provision for income taxes	191	212

Net loss	$(46,201)	$(55,063)

Basic and diluted net loss per share	$(0.37)	$(0.48)

Weighted average shares outstanding used in computing basic and diluted net loss per share	123,543	115,309

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2014	2013
Comprehensive loss	$(45,960)	$(55,101)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(46,201)	$(55,063)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash royalty revenue related to sale of future royalties	(5,773)	(4,393)
Non-cash interest expense on liability related to sale of future royalties	5,387	5,543
Stock-based compensation	4,361	4,245
Depreciation and amortization	3,264	3,628
Other non-cash transactions	777	139
Changes in operating assets and liabilities:
Accounts receivable, net	374	2,158
Inventory	580	(112)
Other assets	(718)	3,844
Accounts payable	(6,126)	1,355
Accrued compensation	(4,827)	179
Accrued expenses	693	(1,130)
Accrued clinical trial expenses	(3,179)	6,532
Interest payable	(3,750)	(3,916)
Deferred revenue	(5,957)	2,710
Other liabilities	(1,195)	(3,830)

Net cash used in operating activities	(62,290)	(38,111)

Cash flows from investing activities:
Maturities of investments	56,972	100,338
Purchases of investments	(110,661)	(56,336)
Purchases of property and equipment	(4,524)	(316)

Net cash (used in) provided by investing activities	(58,213)	43,686

Cash flows from financing activities:
Payment of capital lease obligations	(825)	(692)
Repayment of proceeds from sale of future royalties	(7,000)	(3,000)
Issuance of common stock, net of issuance costs	116,619	—
Proceeds from shares issued under equity compensation plans	5,074	1,218

Net cash provided by (used in) financing activities	113,868	(2,474)

Effect of exchange rates on cash and cash equivalents	11	(7)

Net (decrease) increase in cash and cash equivalents	(6,624)	3,094
Cash and cash equivalents at beginning of period	39,067	25,437

Cash and cash equivalents at end of period	$32,443	$28,531

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,961	$8,250

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

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

Our research and development activities have required significant resources to date and are expected to continue to require significant resources. As a result, we expect to continue to incur substantial losses and negative cash flows from operations in the future. We have financed our operations primarily through cash generated from licensing, collaboration and manufacturing agreements and financing transactions. At March 31, 2014, we had approximately $309.1 million in cash and investments in marketable securities, of which $25.0 million was restricted in relation to our 12% senior secured notes, and $164.2 million in indebtedness. The indebtedness includes $125.0 million in aggregate principal amount of 12.0% senior secured notes due July 15, 2017, but excludes our long-term liability relating to the sale of future royalties. As is further described in Note 4, this royalty obligation liability will not be settled in cash.

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

Our Condensed Consolidated Financial Statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting our consolidated financial results. Translation gains and losses are included in accumulated other comprehensive loss in the stockholders’ equity (deficit) section of the Condensed Consolidated Balance Sheets. To date, such cumulative currency translation adjustments have not been significant to our consolidated financial position.

Our comprehensive loss consists of our net loss plus our foreign currency translation gains and losses and unrealized holding gains and losses on available-for-sale securities, neither of which were significant during the three months ended March 31, 2014 and 2013. In addition, there were no significant reclassifications out of accumulated other comprehensive loss to the statements of operations during the three months ended March 31, 2014 and 2013.

The accompanying Condensed Consolidated Financial Statements are unaudited. The Condensed Consolidated Balance Sheet data as of December 31, 2013 was derived from the audited consolidated financial statements which are included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 27, 2014. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes to those financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Revenue, expenses, assets, and liabilities can vary during each quarter of the year. The results and trends in these interim Condensed Consolidated Financial Statements are not necessarily indicative of the results to be expected for the full year or any other periods.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates and assumptions. On an ongoing basis, we evaluate our estimates, including those related to deferred revenue recognition periods, inventory, the impairment of investments, the impairment of goodwill and long-lived assets, contingencies, accrued clinical trial expenses, estimated interest expense from our liability related to our sale of future royalties, stock-based compensation, and ongoing litigation, among other estimates. We base our estimates on historical experience and on other assumptions that management believes are reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities when these values are not readily apparent from other sources.

Reclassifications

Certain items previously reported in specific financial statement captions have been reclassified to conform to the current period presentation. Such reclassifications do not materially impact previously reported revenue, operating loss, net loss, total assets, liabilities or stockholders’ equity (deficit).

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

Significant Concentrations

Our customers are primarily pharmaceutical and biotechnology companies that are located in the U.S. and Europe. Our accounts receivable balance contains billed and unbilled trade receivables from product sales and royalties, as well as time and materials based billings from collaborative research and development agreements. When appropriate, we provide for an allowance for doubtful accounts by reserving for specifically identified doubtful accounts. We generally do not require collateral from our customers. We perform a regular review of our customers’ payment histories and associated credit risk. We have not experienced significant credit losses from our accounts receivable and our allowance for doubtful accounts was not significant at either March 31, 2014 or December 31, 2013.

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

Royalty revenue

Generally, we are entitled to royalties from our partners based on the net sales of their approved drugs that are marketed and sold in one or more countries where we hold royalty rights. We recognize royalty revenue when the cash is received or when the royalty amount to be received is estimable and collection is reasonably assured. With respect to the non-cash royalties related to sale of future royalties described in Note 4, revenue is recognized when estimable, otherwise, revenue is recognized during the period in which the related royalty report is received, which generally occurs in the quarter after the applicable product sales are made.

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

Contingent consideration received from the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved, which we believe is consistent with the substance of our performance under our various license and collaboration agreements. A milestone is defined as an event (i) that can only be achieved based in whole or in part either on our performance or on the occurrence of a specific outcome resulting from our performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved, and (iii) that would result in additional payments being due to us. A milestone is substantive if the consideration earned from the achievement of the milestone is consistent with our performance required to achieve the milestone or the increase in value to the collaboration resulting from our performance, relates solely to our past performance, and is reasonable relative to all of the other deliverables and payments within the arrangement.

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

Income Taxes

For the three months ended March 31, 2014 and 2013, we recorded an income tax provision for our Nektar India operations at effective tax rates of approximately 34%. The U.S. federal deferred tax assets generated from our net operating losses have been fully reserved, as we believe it is not more likely than not that the benefit will be realized.

Note 2 — Cash and Investments in Marketable Securities

Cash and investments in marketable securities, including cash equivalents and restricted cash, are as follows (in thousands):

	Estimated Fair Value at
	March 31, 2014	December 31, 2013
Cash and cash equivalents	$32,443	$39,067
Short-term investments	251,628	197,959
Restricted cash	25,000	25,000

Total cash and investments in marketable securities	$309,071	$262,026

We invest in liquid, high quality debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in securities with maturities of two years or less and maintain a weighted average maturity of one year or less. Investments in securities with remaining maturities of less than one year, or where our intent is to use the investments to fund current operations or to make them available for current operations, are classified as short-term investments. As of March 31, 2014 and December 31, 2013, all of our investments had maturities of one year or less.

Gross unrealized gains and losses were not significant at either March 31, 2014 or December 31, 2013. During the three month periods ended March 31, 2014 and 2013, we did not sell any of our available-for-sale securities.

Restricted cash of $25.0 million is required to be maintained in a separate account until July 1, 2015 under the terms of our 12% Senior Secured Notes due July 2017.

Our portfolio of cash and investments in marketable securities includes (in thousands):

	Fair Value Hierarchy Level	Estimated Fair Value at
		March 31, 2014	December 31, 2013
Corporate notes and bonds	2	$171,194	$138,515
Corporate commercial paper	2	80,434	59,444

Available-for-sale investments		251,628	197,959
Money market funds	1	25,338	26,453
Cash, including restricted cash	N/A	32,105	37,614

Total cash and investments in marketable securities		$309,071	$262,026

Level 1 —	Quoted prices in active markets for identical assets or liabilities.

Level 2 —	Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 —	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

All of our investments are categorized as Level 1 or Level 2, as explained in the table above. We use a market approach to value our Level 2 investments. The disclosed fair value related to our investments is based primarily on the reported fair values in our period-end brokerage statements, which are based on market prices from a variety of industry standard data providers and generally represent quoted prices for similar assets in active markets or have been derived from observable market data. We independently validate these fair values using available market quotes and other information. During the three month periods ended March 31, 2014 and 2013, there were no transfers between Level 1 and Level 2 of the fair value hierarchy.

Additionally, as of March 31, 2014, based on a discounted cash flow analysis using Level 3 inputs including financial discount rates, we believe the $125.0 million carrying amount of our 12% Senior Secured Notes due July 2017 is consistent with its fair value.

Note 3 — Inventory

Inventory consists of the following (in thousands):

	March 31, 2014	December 31, 2013
Raw materials	$3,053	$3,947
Work-in-process	7,165	6,146
Finished goods	2,654	3,359

Total inventory	$12,872	$13,452

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

Note 4 — Liability Related to Sale of Future Royalties

On February 24, 2012, we entered into a Purchase and Sale Agreement (the Purchase and Sale Agreement) with RPI Finance Trust (RPI), an affiliate of Royalty Pharma, pursuant to which we sold, and RPI purchased, our right to receive royalty payments (the Royalty Entitlement) arising from the worldwide net sales, from and after January 1, 2012, of (a) CIMZIA®, under our license, manufacturing and supply agreement with UCB Pharma (UCB), and (b) MIRCERA®, under our license, manufacturing and supply agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (together referred to as Roche). We received aggregate cash proceeds for the Royalty Entitlement of $124.0 million. Although we sold all of our rights to receive royalties from the CIMZIA® and MIRCERA® products, as a result of our ongoing manufacturing and supply obligations related to the generation of these royalties, we will continue to account for these royalties as revenue. We recorded the $124.0 million in proceeds from this transaction as a liability (Royalty Obligation) that will be amortized using the interest method over the estimated life of the Purchase and Sale Agreement as royalties from the CIMZIA® and MIRCERA® products are remitted directly to RPI. During the three months ended March 31, 2014 and 2013, we recognized $5.8 million and $4.4 million, respectively, in aggregate royalties from net sales of CIMZIA® and MIRCERA®.

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

Pursuant to the Purchase and Sale Agreement, in March 2014 and March 2013, we were required to pay RPI $7.0 million and $3.0 million, respectively, as a result of worldwide net sales of MIRCERA® for the 12 month periods ended on December 31, 2013 and 2012 not reaching certain minimum thresholds. As of March 31, 2014, we do not expect to make any further payments related to the Purchase and Sale Agreement.

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

To date, we have not incurred costs to defend lawsuits or settle claims related to these indemnification obligations. If any of our indemnification obligations is triggered, we may incur substantial liabilities. Because the aggregate amount of any potential indemnification obligation is not a stated amount, the overall maximum amount of any such obligations cannot be reasonably estimated. No liabilities have been recorded for these obligations in our Condensed Consolidated Balance Sheets at either March 31, 2014 or December 31, 2013.

Note 6 — Stockholders’ Equity

On January 28, 2014, we completed the issuance and sale of 9,775,000 shares of our common stock in a public offering with total proceeds to the Company of approximately $117.2 million after deducting the underwriting commissions and discounts of approximately $7.5 million. Additionally, we incurred approximately $0.6 million in legal and accounting fees, filing fees, and other expenses in connection with this offering.

Note 7 — License and Collaboration Agreements

We have entered into various collaboration agreements including license agreements and collaborative research, manufacturing, development and commercialization agreements with various pharmaceutical and biotechnology companies. Under these collaboration agreements, we are entitled to receive license fees, upfront payments, milestone payments, royalties, sales milestones, and payments for the manufacture and supply of our proprietary PEGylation materials and reimbursement for research and development activities. All of our collaboration agreements are generally cancelable by our partners without significant financial penalty. Our costs of performing these services are generally included in research and development expense, except that costs for product sales to our collaboration partners are included in cost of goods sold.

In accordance with our collaboration agreements, we recognized license, collaboration and other revenue as follows (in thousands):

		Three months ended March 31,
Partner	Drug or Drug Candidate	2014	2013
Roche	PEGASYS® and MIRCERA®	$3,197	$2,625
Amgen, Inc.	Neulasta®	1,250	1,285
Bayer Healthcare LLC	BAY41-6551 (Amikacin Inhale)	752	714
Baxter Healthcare	BAX 855 (Hemophilia)	337	700
Other		2,545	1,152

License, collaboration, and other revenue		$8,081	$6,476

As of March 31, 2014, our collaboration agreements include potential aggregate future payments for development milestones of approximately $144.3 million, including the milestone amounts from our collaboration agreements with Bayer and Baxter described below. In addition, we are entitled to receive up to $175.0 million and $75.0 million of contingent payments related to the naloxegol (formerly known as NKTR-118) and naloxegol fixed-dose combination (formerly known as NKTR-119) drug development programs, respectively, based on development and regulatory events to be pursued and completed solely by AstraZeneca.

There have been no material changes to our collaboration agreements in the three months ended March 31, 2014, except as described below.

AstraZeneca AB: naloxegol (NKTR-118) and naloxegol fixed-dose combination program (NKTR-119)

In September 2009, we entered into a license agreement with AstraZeneca AB (AstraZeneca), as amended by AstraZeneca and us in August 2013, under which we granted AstraZeneca a worldwide, exclusive, perpetual, royalty-bearing, and sublicensable license under our patents and other intellectual property to develop, market, and sell naloxegol (formerly known as NKTR-118) and naloxegol fixed-dose combination program (formerly known as NKTR-119). AstraZeneca is responsible for all costs associated with research, development and commercialization and is responsible for all drug development and commercialization decisions for naloxegol and the naloxegol fixed-dose combination program. As of March 31, 2014, we are entitled to receive up to an additional $175.0 million and $75.0 million of contingent payments related to naloxegol and the naloxegol fixed-dose combination program, respectively, based on development events to be pursued and completed solely by AstraZeneca, as described below.

On September 25, 2013, the European Medicines Agency (EMA) notified AstraZeneca that it had accepted for review the naloxegol regulatory approval application filed in August 2013. As a result, we were entitled to a $25.0 million payment from AstraZeneca, which was received and fully recognized as revenue in September 2013.

On September 16, 2013, AstraZeneca filed a New Drug Application (NDA) with the United States Food and Drug Administration (FDA) for naloxegol, which was accepted for review by the FDA on November 16, 2013, resulting in a $70.0 million milestone payment to us from AstraZeneca in November 2013. We cannot recognize revenue for this payment until it is no longer refundable and, as a result of the potential for repayment of the $70.0 million as described below, we have recorded this amount in the line item “Liability related to receipt of refundable milestone payment” on our Condensed Consolidated Balance Sheet at March 31, 2014. If the FDA does not require a future clinical trial or other significant studies to assess the cardiovascular safety (CV Safety Study) of naloxegol prior to an approval decision, AstraZeneca is obligated to pay us an additional $35.0 million. If the FDA does require a CV Safety Study prior to an approval decision and AstraZeneca elects to terminate the license agreement in its entirety due to a CV Safety Study, we would be required to repay the $70.0 million payment plus accrued interest at an interest rate of 4.5% per annum, compounded annually, in four installments in accordance with the following payment schedule: $10.0 million plus accrued interest on January 15, 2015, $10.0 million plus accrued interest on January 15, 2016, $20.0 million plus accrued interest on January 15, 2017 and $30.0 million plus accrued interest on January 15, 2018. If AstraZeneca elects to terminate the license agreement only with respect to its rights in the U.S., then such repayment amount would be funded through a 50% reduction of non-U.S. royalty amounts otherwise payable to us until the aggregate amount of such royalty reduction equals the total principal amount of $70.0 million plus accrued interest at an interest rate of 4.5% per annum, compounded annually. If the FDA requires a post-approval CV Safety Study as a condition to approval of the naloxegol NDA, then the royalty rate payable to us from net sales of naloxegol in the U.S. would be reduced by two percentage points until the aggregate accumulated amount of such royalty payment reduction is equal to a maximum of $35.0 million.

We will be entitled to the remaining $140.0 million of contingent payments if naloxegol is approved by the FDA and EMA and commercial launch is achieved in the U.S. and one major country in the European Union. In addition, we are also entitled to sales milestone payments and royalties based on annual worldwide net sales of naloxegol and naloxegol fixed-dose combination products.

Roche: PEGASYS® and MIRCERA®

In February 1997, we entered into a license, manufacturing and supply agreement with Roche, under which we granted Roche a worldwide, exclusive license to certain intellectual property related to our proprietary PEGylation materials used in the manufacture and commercialization of PEGASYS®. As of March 31, 2014, we have deferred revenue of approximately $9.0 million related to this agreement, which we expect to recognize through December 2015, the period through which we are required to provide back-up manufacturing and supply services related to PEGASYS®.

In February 2012, we entered into a toll-manufacturing agreement with Roche under which we will manufacture the proprietary PEGylation material used by Roche to produce MIRCERA®. Roche entered into the toll-manufacturing agreement with the objective of establishing us as a secondary back-up supply source on a non-exclusive basis. Under the terms of our toll-manufacturing agreement, Roche paid us an upfront payment of $5.0 million and an additional $22.0 million in performance-based milestone payments upon our achievement of certain manufacturing readiness, validation and production milestones, including the delivery of specified quantities of PEGylation materials, all of which were completed as of January 2013. Roche will also pay us additional consideration for any future orders of the PEGylation materials for MIRCERA® beyond the initial quantities manufactured through January 2013. Roche has the right to terminate the toll-manufacturing agreement due to an uncured material default by us. As of March 31, 2014, we have deferred revenue of approximately $14.8 million related to this agreement, which we expect to recognize through December 2016, the estimated end of our obligations under this agreement.

In August 2013, we agreed to deliver additional quantities of PEGylation materials used by Roche to produce PEGASYS® and MIRCERA®, all of which were delivered in the last quarter of 2013, for total consideration of $18.6 million. We determined that these incremental activities should be considered a material modification of the existing PEGASYS® and MIRCERA® -related arrangements described above. As a result, we allocated the $18.6 million consideration to each of these arrangements and determined the amounts to be recognized or deferred based on the estimated selling prices of the undelivered obligations. As of March 31, 2014, we have deferred revenue of approximately $6.3 million related to these activities, which we expect to recognize through December 2016, the estimated end of our obligations under the modified arrangements.

Amgen, Inc.: Neulasta®

In October 2010, we amended and restated an existing supply and license agreement by entering into a supply, dedicated suite and manufacturing guarantee agreement (the amended and restated agreement) and a license agreement with Amgen Inc. and Amgen Manufacturing, Limited. As of March 31, 2014, we have deferred revenue of approximately $32.9 million related to this agreement, which we expect to recognize through October 2020, the estimated end of our obligations under this agreement.

Bayer Healthcare LLC: BAY41-6551 (Amikacin Inhale)

In August 2007, we entered into a co-development, license and co-promotion agreement with Bayer Healthcare LLC (Bayer) to develop a specially-formulated inhaled Amikacin. We are responsible for development and manufacturing and supply of the nebulizer device included in the Amikacin product. In April 2013, Bayer initiated a Phase 3 clinical trial in the treatment of intubated and mechanically ventilated patients with Gram-negative pneumonia. As of March 31, 2014, we have received an upfront payment of $40.0 million in 2007 and milestone payments totaling $30.0 million. In addition, in June 2013, we made a $10.0 million payment to Bayer for the reimbursement of its costs of the Phase 3 clinical trial.

In addition, we are entitled to receive a total of up to $50.0 million for development milestones upon achievement of certain development objectives, as well as sales milestones upon achievement of annual sales targets and royalties based on annual worldwide net sales of Amikacin Inhale. As of March 31, 2014, we have deferred revenue of approximately $22.1 million related to this agreement, which we expect to recognize through December 2026, the estimated end of our obligations under this agreement.

Baxter Healthcare: Hemophilia

In September 2005, we entered into an exclusive research, development, license and manufacturing and supply agreement with Baxter Healthcare SA and Baxter Healthcare Corporation (together referred to as Baxter) to develop products designed to improve therapies for Hemophilia A patients using our PEGylation technology. Under the terms of this agreement, we are entitled to up to $28.0 million of development milestones related to Hemophilia A upon achievement of certain development objectives, as well as sales milestones upon achievement of annual sales targets and royalties based on annual worldwide net sales of products resulting from this agreement. This Hemophilia A program includes BAX 855, which is currently in a Phase 3 clinical study initiated in February 2013. As of March 31, 2014, we do not have significant deferred revenue related to this agreement.

Other

In addition, we have a number of collaboration agreements, including agreements with our collaboration partners UCB, Ophthotech Corporation, and Regado Biosciences, Inc., under which we are entitled to up to a total of $66.3 million of development milestones upon achievement of certain development objectives, as well as sales milestones upon achievement of annual sales targets and royalties based on net sales of commercialized products, if any. However, given the current phase of development of the potential products under these collaboration agreements, we cannot estimate the probability or timing of achieving these milestones.

Note 8 — Stock-Based Compensation

Total stock-based compensation expense was recognized in our Condensed Consolidated Statements of Operations as follows (in thousands):

	Three months ended March 31,
	2014	2013
Cost of goods sold	$319	$323
Research and development expense	1,973	1,875
General and administrative expense	2,069	2,047

Total stock-based compensation	$4,361	$4,245

During the three months ended March 31, 2014 and 2013, we granted 3,133,180 and 2,827,230 stock options, respectively. The weighted-average grant-date fair value of options granted during the three months ended March 31, 2014 and 2013 was $5.97 per share and $4.59 per share, respectively. As a result of stock issuances under our equity compensation plans, during the three months ended March 31, 2014 and 2013, we issued 667,374 and 202,202 common shares, respectively.

Note 9 — Net Loss Per Share

Basic net loss per share is calculated based on the weighted-average number of common shares outstanding during the periods presented. For all periods presented in the accompanying Condensed Consolidated Statements of Operations, the net loss available to common stockholders is equal to the reported net loss. Basic and diluted net loss per share are the same due to our historical net losses and the requirement to exclude potentially dilutive securities which would have an anti-dilutive effect on net loss per share. The weighted average of these potentially dilutive securities for the three months ended March 31, 2014 and 2013 consisted of approximately 9.3 million and 15.3 million, respectively, of stock options.

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

Our most advanced proprietary product candidate, naloxegol (formerly known as NKTR-118), is an oral peripheral opioid antagonist which has completed Phase 3 clinical studies and has been filed for regulatory approvals in the US, E.U. and Canada for the treatment of opioid-induced constipation (OIC) in patients with non-cancer pain. We are a party to an exclusive worldwide license agreement with AstraZeneca AB (AstraZeneca) for the global development and commercialization of naloxegol and naloxegol fixed-dose combination products (formerly known as NKTR-119). The core Phase 3 clinical development program for naloxegol, which AstraZeneca calls the KODIAC program, is comprised of four clinical trials which are designed to investigate the safety and efficacy of naloxegol for the treatment of OIC in patients with non-cancer related pain. The outcome and timing of the naloxegol regulatory review events will have a substantial impact on our financial condition as we are entitled to up to $35.0 million in regulatory milestones and $140.0 million in commercial launch milestones, as well as up to $75.0 million of payments related to the naloxegol fixed-dose combination program. The naloxegol fixed-dose combination program is an early stage research and development program that is designed to combine various opioids with naloxegol. AstraZeneca is responsible for all clinical, regulatory and commercialization costs for both the naloxegol drug candidate and all drug candidates within the naloxegol fixed-dose combination program.

On November 12, 2012, AstraZeneca announced positive top-line results for naloxegol from two Phase 3 efficacy and safety clinical trials and from a safety extension trial (KODIAC-04, -05, and -07). On February 26, 2013, AstraZeneca announced positive top-line results from the long-term safety study (KODIAC-08) of naloxegol in patients with OIC. On September 25, 2013, the European Medicines Agency (EMA) notified AstraZeneca that it had accepted for review the naloxegol regulatory approval application filed by AstraZeneca in August 2013. As a result, we received a $25.0 million payment from AstraZeneca on September 30, 2013. On September 16, 2013, AstraZeneca filed a New Drug Application (NDA) with the U.S. Food and Drug Administration (FDA) for naloxegol, which was accepted for review by the FDA on November 16, 2013, as a result of which we received a milestone payment of $70.0 million from AstraZeneca in November 2013. Pursuant to an amendment to the license agreement we entered into with AstraZeneca in August 2013, if the FDA does not require a future clinical trial or other significant studies to assess the cardiovascular safety (CV Safety Study) of naloxegol prior to an approval decision, AstraZeneca is obligated to pay us an additional $35.0 million. If the FDA does require a CV Safety Study prior to an approval decision, AstraZeneca may terminate the license agreement with us in its entirety or only with respect to its rights in the United States. If AstraZeneca elects to terminate the license agreement in its entirety due to a CV Safety Study, we will be required to repay AstraZeneca the $70.0 million we received plus accrued interest at an interest rate of 4.5% per annum, compounded annually, in four installments in accordance with the following payment schedule: $10.0 million plus accrued interest on January 15, 2015, $10.0 million plus accrued interest on January 15, 2016, $20.0 million plus accrued interest on January 15, 2017 and $30.0 million plus accrued interest on January 15, 2018. If AstraZeneca elects to terminate the license agreement only with respect to its rights in the U.S., then such repayment amount would be funded through a 50% reduction of non-U.S. royalty amounts otherwise payable to us until the aggregate amount of such royalty reduction equals the total principal amount of $70.0 million plus accrued interest at an interest rate of 4.5% per annum, compounded annually. If the FDA requires a post-approval CV Safety Study as a condition to approval of the naloxegol NDA, then the royalty rate payable to us from net sales of naloxegol in the U.S. by AstraZeneca would be reduced by two percentage points until the aggregate accumulated amount of such royalty payment reduction is equal to a maximum of $35.0 million. We will be entitled to $140.0 million in commercial launch milestone payments if naloxegol is approved by the FDA and the EMA and commercial launch is achieved in the U.S. and one major country in the E.U.

The FDA is currently planning to hold an advisory committee meeting to review the cardiovascular safety and potential additional safety study requirements for peripheral mu-opioid receptor antagonist class of drugs, including naloxegol. The FDA advisory committee meeting has been tentatively scheduled for June 11-12, 2014. The date and agenda for the advisory committee meeting will not be definitive until publication in the Federal Register. If the FDA requires a CV Safety Study prior to an approval of the NDA filed by AstraZeneca or a post-approval CV Safety Study as a condition to such approval or if the FDA denies or delays the marketing approval of naloxegol, it would have a material adverse effect on our business, financial condition, results of operations and prospects.

Our second most advanced proprietary drug candidate, etirinotecan pegol (also known as NKTR-102), is a next-generation topoisomerase I inhibitor. Etirinotecan pegol is currently being evaluated as a single-agent therapy in a Phase 3 open-label, randomized, multicenter clinical study in patients with metastatic breast cancer. This Phase 3 clinical study, which we call the BEACON study (BrEAst Cancer Outcomes with NKTR-102), enrolled 852 patients with metastatic breast cancer that have previously received treatment with an anthracycline, a taxane, and capecitabine. We completed enrollment in the BEACON study in late July 2013. On January 14, 2014, we announced that the Independent Data Monitoring Committee, or the DMC, created to provide safety oversight for the BEACON study recommended continuation of the Phase 3 BEACON study following an interim data analysis which was performed after reaching 50% of the events needed to achieve the primary endpoint of overall survival. In November, 2012, the development program for metastatic breast cancer was granted Fast-Track designation by the FDA. The BEACON study will continue to require a substantial investment through 2015.

Our third most advanced proprietary drug candidate, NKTR-181, is a novel mu-opioid analgesic drug candidate for chronic pain conditions. The molecule has been designed to have a slow rate of entry into the brain, which is expected to reduce the attractiveness of the molecule as a target of abuse and reduce other serious central nervous system-related side effects, such as sedation and respiratory depression, which are commonly associated with standard opioid therapies. In May 2012, the development program for NKTR-181 for the treatment of moderate to severe chronic pain was granted Fast Track designation by the FDA. On June 19, 2013, we announced positive data from a human abuse liability study of NKTR-181. On September 26, 2013, we announced preliminary topline results from a Phase 2 clinical study of NKTR-181 in patients with moderate to severe chronic pain from osteoarthritis of the knee. The Phase 2 study utilized a double-blind, placebo-controlled, randomized withdrawal study design to assess the efficacy, safety and tolerability of NKTR-181. Of the 295 patients that entered the study, only nine (3%) patients did not achieve meaningful pain relief with NKTR-181. During the titration period, 53 (18%) patients discontinued treatment because of adverse events, most of which are those commonly associated with opioids. A total of 213 patients achieved an average 40% reduction in pain and entered the randomized phase of the study. In this study, NKTR-181 performed as expected as an opioid analgesic throughout the study. However, patients who were randomized to the placebo arm did not show the expected increase in pain scores observed in similar enriched enrollment, randomized withdrawal studies. This lack of a placebo rebound caused the Phase 2 study to miss the primary endpoint, which was the average change in a patient’s pain score from baseline to the end of the double-blind, randomized treatment period. In December 2013, we met with the FDA to discuss the results of the Phase 2 clinical study and certain preliminary considerations for the Phase 3 clinical study design. We are currently evaluating the appropriate Phase 3 clinical study design for NKTR-181 and expect to start a Phase 3 clinical study in the second half of 2014.

We have a significant collaboration with Bayer Healthcare LLC (Bayer) to develop BAY41-6551 (Amikacin Inhale, formerly known as NKTR-061), which is an inhaled solution of amikacin, an aminoglycoside antibiotic. Bayer has initiated a Phase 3 clinical development of BAY41-6551 with the first patient enrolled in April 2013. We originally developed the liquid aerosol inhalation platform and Amikacin Inhale and entered into a collaboration agreement with Bayer in August 2007 to further advance the development and potential commercialization of this drug candidate. In 2011, Bayer achieved agreement with the FDA on the design of the planned Phase 3 clinical studies of BAY41-6551 under the Special Protocol Assessment process that is intended to support the submission of an NDA if the ongoing Phase 3 clinical study is successful.

We also have a significant collaboration with Baxter Healthcare to identify and develop PEGylated drug candidates with the objective of providing new long-acting therapies for hemophilia patients. Under the terms of this collaboration, we have granted Baxter a license to our PEGylation intellectual property, technology and expertise. Baxter is responsible for all clinical development. The first drug candidate in this collaboration, BAX 855, is a longer-acting (PEGylated) form of a full-length recombinant factor VIII (rFVIII) protein which has completed Phase 1 clinical development in patients with Hemophilia A. In February 2013, Baxter initiated a Phase 3 multi-center, open-label clinical study called PROLONG-ATE in previously treated adult patients with severe hemophilia A to assess the efficacy, safety and pharmacokinetics of BAX 855 for prophylaxis and on-demand treatment of bleeding. On November 13, 2013, Baxter announced that it had completed enrollment of 146 patients in the PROLONG-ATE clinical study. If BAX 855 is approved by health authorities and is successfully commercialized by Baxter, this will represent a substantial royalty revenue opportunity for us, subject to significant risks and uncertainties relating to the outcome of the ongoing Phase 3 clinical study, the health authority regulatory review process, and if approved, subsequent commercial success.

While the late stage clinical development programs described above are key elements of the future success of our company, we believe it is critically important that we continue to make substantial investments in our earlier-stage drug candidate pipeline. In January 2014, we initiated a single-ascending dose Phase 1 clinical study of NKTR-171. Further, we have several drug candidates in research that we are preparing to advance into the clinic in future years. While we believe that our substantial investment in research and development has the potential to create significant value if one or more of our drug candidates demonstrate positive clinical results, receive regulatory approval in one or more major markets and achieve commercialization success, drug research and development is an inherently uncertain process and there is a high risk of failure at every stage prior to approval and the timing and outcome of clinical trial results are extremely difficult to predict. Clinical development successes and failures can have a disproportionate positive or negative impact on our scientific and medical prospects, financial condition and prospects, results of operation and market value.

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

Key Developments and Trends in Liquidity and Capital Resources

On January 28, 2014, we completed the issuance and sale of 9,775,000 shares of our common stock in a public offering with total proceeds of approximately $117.2 million after deducting the underwriting commissions and discounts of approximately $7.5 million. In addition, we incurred approximately $0.6 million in legal and accounting fees, filing fees, and other offering expenses in connection with this offering.

As of March 31, 2014, we estimated that we had at least twelve months of working capital to fund our current business plans. At March 31, 2014, we had approximately $309.1 million in cash and investments in marketable securities, of which $25.0 million was restricted in relation to our 12.0% senior secured notes, and $164.2 million in indebtedness. The indebtedness includes $125.0 million in aggregate principal amount of 12.0% senior secured notes due July 15, 2017, but excludes our long-term liability relating to the sale of future royalties under the Purchase and Sale Agreement with RPI Finance Trust (RPI). As is further described in Note 4 to our Condensed Consolidated Financial Statements, this royalty obligation liability will not be settled in cash.

Results of Operations

Three Months Ended March 31, 2014 and 2013

Revenue (in thousands, except percentages)

	Three months ended March 31, 2014	Three months ended March 31, 2013	Increase / (Decrease) 2014 vs. 2013	Percentage Increase / (Decrease) 2014 vs. 2013
Product sales and royalty revenue	$5,917	$12,135	$(6,218)	(51)%
Non-cash royalty revenue related to sale of future royalties	5,773	4,393	1,380	31%
License, collaboration and other revenue	8,081	6,476	1,605	25%

Total revenue	$19,771	$23,004	$(3,233)	(14)%

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

Product sales and royalty revenue

Product sales include fixed price and cost-plus manufacturing and supply agreements with our collaboration partners. The timing of product shipments is based on the demand and requirements of our collaboration partners and is not ratable throughout the year. We receive royalty revenue from certain of our collaboration partners based on their net sales of commercial products.

Product sales and royalty revenue decreased for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to decreased product sales as a result of decreased product demand from a number of our collaboration partners. We expect product sales and royalty revenue for the full year of 2014 to be substantially lower than 2013.

Non-cash royalty revenue related to sale of future royalties

In February 2012, we sold all of our rights to receive future royalty payments on CIMZIA® and MIRCERA®. As described in Note 4 to our Condensed Consolidated Financial Statements, this royalty sale transaction has been recorded as a liability that amortizes over the estimated royalty payment period. As a result of this liability accounting, even though the royalties from UCB and Roche are remitted directly to the purchaser of these royalty interests, we will continue to record revenue for these royalties on a separate revenue line item entitled “Non-cash royalty revenue related to sale of future royalties.” During the three months ended March 31, 2014 and 2013, we recognized $5.8 million and $4.4 million, respectively, in aggregate royalties from net sales of CIMZIA® and MIRCERA®. We expect non-cash royalties from net sales of CIMZIA® and MIRCERA® in the full year of 2014 to decrease marginally as compared to 2013.

License, Collaboration and Other Revenue

License, collaboration and other revenue includes the recognition of upfront payments and milestone payments received from our license and collaboration agreements and reimbursed research and development expenses. The level of license, collaboration and other revenue depends on a combination of factors including the estimated amortization period of the upfront payments, the achievement of milestones, the continuation of existing collaborations, the amount of reimbursed research and development work, and entering into new collaboration agreements, if any.

License, collaboration and other revenue increased for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily as a result of the recognition of a $1.5 million payment received from a license agreement signed in September 2011.

We expect license, collaboration and other revenue in 2014 will be significantly impacted by the outcome and timing of the naloxegol regulatory review events. In particular, in the event naloxegol is approved by the FDA, we would expect to recognize as revenue the $70.0 million payment received from AstraZeneca in November 2013, currently recorded as a liability on our Condensed Consolidated Balance Sheet, and we would be entitled to a $35.0 million milestone payment. If these events were to occur in 2014, our license, collaboration and other revenue for the full year of 2014 will increase significantly as compared to 2013.

Cost of Goods Sold and Product Gross Margin (in thousands, except percentages)

	Three months ended March 31, 2014	Three months ended March 31, 2013	Increase / (Decrease) 2014 vs. 2013	Percentage Increase / (Decrease) 2014 vs. 2013
Cost of goods sold	$7,907	$11,661	$(3,754)	(32)%
Product gross profit (loss)	$(1,990)	$474	$(2,464)	>100%
Product gross margin	(34)%	4%

Cost of goods sold decreased during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to the $6.0 million decrease in product sales in the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

The decrease in product gross profit and product gross margin during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 is primarily due to the decrease in product sales in the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

We expect product gross margin to continue to fluctuate in future periods depending on the level and mix of manufacturing orders due to the fixed cost base for our manufacturing activities. We currently expect product gross margin to be breakeven to slightly negative for the full year of 2014 as a result of the anticipated reduction in product sales.

Research and Development Expense (in thousands, except percentages)

	Three months ended March 31, 2014	Three months ended March 31, 2013	Increase / (Decrease) 2014 vs. 2013	Percentage Increase / (Decrease) 2014 vs. 2013
Research and development expense	$38,338	$45,618	$(7,280)	(16)%

Research and development expense consists primarily of personnel costs (including salaries, benefits, and stock-based compensation), clinical study costs, direct costs of outside research, materials, supplies, licenses and fees. Research and development expense also includes overhead allocations of support and facilities-related costs.

Research and development expense decreased during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to the timing of activities of our ongoing Phase 3 BEACON study for etirinotecan pegol as well as the completion of our Phase 2 clinical study for NKTR-181 in the third quarter of 2013.

Research and development expense is not expected to be ratable over the four quarters of the year. Overall, we expect research and development expense to decrease in the full year of 2014 as compared to 2013.

Other than as described in the Overview section above, there have been no material changes to the status of clinical programs in the three months ended March 31, 2014 from the activities discussed in our Annual Report on Form 10-K for the year ended December 31, 2013 on file with the Securities and Exchange Commission.

General and Administrative Expense (in thousands, except percentages)

	Three months ended March 31, 2014	Three months ended March 31, 2013	Increase / (Decrease) 2014 vs. 2013	Percentage Increase / (Decrease) 2014 vs. 2013
General and administrative expense	$9,928	$10,829	$(901)	(8)%

General and administrative expense includes the cost of administrative staffing, business development, marketing, finance and legal activities. General and administrative expense decreased during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to reduced facility-related costs. We expect general and administrative expenses during the full year of 2014 to be consistent with 2013.

Interest Expense (in thousands, except percentages)

	Three months ended March 31, 2014	Three months ended March 31, 2013	Increase / (Decrease) 2014 vs. 2013	Percentage Increase / (Decrease) 2014 vs. 2013
Interest expense	$4,533	$4,645	$(112)	(2)%
Non-cash interest expense on liability related to sale of future royalties	$5,387	$5,543	$(156)	(3)%

In July 2012, we issued $125.0 million of 12% senior secured notes due July 15, 2017. Interest expense for the three months ended March 31, 2014 was consistent with the three months ended March 31, 2013. We expect interest expense during the full year of 2014 to be consistent with 2013.

Non-cash interest expense on the liability related to sale of future royalties for the three months ended March 31, 2014 is consistent with the three months ended March 31, 2013. We sold all of our rights to receive future royalty payments on CIMZIA® and MIRCERA® to RPI in exchange for a cash payment of $124.0 million in a royalty sale transaction in February 2012. As described in Note 4 to our Condensed Consolidated Financial Statements, this royalty sale transaction has been recorded as a liability that amortizes over the estimated royalty payment period as CIMZIA® and MIRCERA® royalties are remitted directly to the purchaser. We impute interest on the transaction and record interest expense at the effective interest rate, which we currently estimate to be approximately 17%. There are a number of factors that could materially affect the estimated interest rate and we will assess this estimate on a periodic basis. As a result, future interest rates could differ significantly and any such change in interest rate will be adjusted prospectively. Unless we adjust our estimated interest rate, we expect non-cash interest expense on the liability related to sale of future royalties during the full year of 2014 to decrease marginally compared to 2013.

Liquidity and Capital Resources

We have financed our operations primarily through revenue from product sales, royalties and research and development contracts, as well as public offering and private placements of debt and equity securities. At March 31, 2014, we had approximately $309.1 million in cash and investments in marketable securities, of which $25.0 million was restricted in relation to our 12.0% senior secured notes, and $164.2 million in indebtedness. The indebtedness includes $125.0 million in aggregate principal amount of 12.0% senior secured notes due July 15, 2017, but excludes our long-term liability relating to the sale of future royalties. As is further described in Note 4 to our Condensed Consolidated Financial Statements, this royalty obligation liability will not be settled in cash.

As of March 31, 2014, we estimated that we had at least twelve months of working capital to fund our current business plans. We expect the clinical development of our proprietary drug candidates, including etirinotecan pegol (also known as NKTR-102), Amikacin Inhale, NKTR-181, and NKTR-171, will require significant investment in order to continue to advance in clinical development with the objective of entering into a collaboration partnership or obtaining regulatory approval. However, we have no credit facility or any other sources of committed capital. In addition, while in the past we have received a number of significant payments from collaboration agreements and other significant transactions, we do not currently anticipate completing new transactions with substantial upfront payments in the near term. Our current business plan is also subject to significant uncertainties and risks as a result of, among other factors, expenses being higher than anticipated, unplanned expenses, cash receipts being lower than anticipated, and the need to satisfy contingent liabilities, including litigation matters and indemnification obligations.

The availability and terms of various financing alternatives substantially depend on the success or failure of our drug development programs, including naloxegol, etirinotecan pegol, BAX 855, Amikacin Inhale, NKTR-181, and NKTR-171. The availability and terms of financing alternatives and any future significant payments from existing or new collaborations all depend on the positive outcome of ongoing or planned clinical studies, whether we or our partners are successful in obtaining health authority approvals in major markets, and if approved, the commercial success of these drugs. In the event we do not enter into any new collaboration partnerships with significant upfront payments, do not receive the naloxegol milestone payments or incur repayment obligations arising from a FDA determination to require a significant preapproval CV safety study for naloxegol as described above, we would likely be required to pursue financing alternatives. In the event we determine to pursue financing alternatives, our objective would be to first explore financing alternatives that are not dilutive to the ownership of our common stock security holders. However, if non-dilutive financing alternatives are not available to us on commercially reasonable terms or at all, we could be required to pursue dilutive equity-based financing alternatives such as an offering of convertible debt or common stock. If we do not receive substantial milestone payments from our existing collaboration agreements, execute new high-value collaborations or other arrangements, or are unable to raise additional capital in one or more financing transactions, we would be unable to continue our current level of investment in research and development.

Due to the potential for continued uncertainty in the credit markets in 2014 and thereafter, we may experience reduced liquidity with respect to some of our investments in marketable securities. These investments are generally held to maturity, which, in accordance with our investment policy, is less than two years. However, if the need arises to liquidate such securities before maturity, we may experience losses on liquidation. At March 31, 2014, the average time to maturity of the investments held in our portfolio was approximately five months and the maturity of any single investment did not exceed one year. To date we have not experienced any liquidity issues with respect to these securities, but if such issues arise, we may be required to hold some, or all, of these securities until maturity. We believe that, even allowing for potential liquidity issues with respect to these securities, our remaining cash and investments in marketable securities will be sufficient to meet our anticipated cash needs for at least the next twelve months.

Cash flows from operating activities

Cash flows used in operating activities for the three months ended March 31, 2014 totaled $62.3 million, which includes $54.8 million of net operating cash uses as well as $7.5 million for interest payments on our senior secured notes. Because of the nature and timing of certain cash receipts and payments, net cash utilization is not expected to be ratable over the four quarters of the year. We expect cash flows used in operating activities, excluding upfront and milestone payments received, if any, will increase for the full year of 2014 as compared to 2013 primarily as a result of increased spending on our proprietary research and development programs, particularly the BEACON study.

Cash flows used in operating activities for the three months ended March 31, 2013 totaled $38.1 million, which includes $38.8 million of net operating cash uses as well as $7.7 million for interest payments on our senior secured notes, partially offset by the receipt of $8.4 million for milestones from collaboration agreements.

Cash flows from investing activities

We paid $4.5 million and $0.3 million to purchase property and equipment in the three months ended March 31, 2014 and 2013, respectively. We expect our capital expenditures during the full year of 2014 to increase significantly as compared to 2013 primarily as a result of our plan to build commercial manufacturing capability for the devices for the Amikacin Inhale program.

Cash flows from financing activities

In February 2012, we sold all of our rights to receive future royalty payments on CIMZIA® and MIRCERA® in exchange for a cash payment of $124.0 million. During the three months ended March 31, 2014 and 2013, we made payments of $7.0 million and $3.0 million, respectively, to the purchaser of these royalties because minimum MIRCERA® net sales thresholds were not met. As of March 31, 2014, we are not required to make any further payments to the purchaser of these royalties. The remaining $121.1 million royalty obligation liability at March 31, 2014 will not be settled in cash.

On January 28, 2014, we completed the issuance and sale of 9,775,000 shares of our common stock in a public offering with total proceeds of approximately $117.2 million after deducting the underwriting commissions and discounts of approximately $7.5 million. In addition, we incurred approximately $0.6 million in legal and accounting fees, filing fees, and other offering expenses in connection with this offering.

We received $5.1 million and $1.2 million from issuances of common stock to employees under our equity compensation plans during the three months ended March 31, 2014 and 2013, respectively.

Contractual Obligations

There were no material changes during the three months ended March 31, 2014 to the summary of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2013 on file with the Securities and Exchange Commission.

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

We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates on an ongoing basis. Actual results may differ from those estimates under different assumptions or conditions. There have been no material changes to our critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our market risks at March 31, 2014 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013 on file with the Securities and Exchange Commission.

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

Changes in Internal Control Over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. However, there was no change in our internal control over financial reporting that occurred in the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Investors in Nektar Therapeutics should carefully consider the risks described below before making an investment decision. The risks described below may not be the only ones relating to our company. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013. Additional risks that we currently believe are immaterial may also impair our business operations. Our business, results of operations, financial condition, cash flows and future prospects and the trading price of our common stock and our abilities to repay our senior secured notes could be harmed as a result of any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2013, including our consolidated financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission (SEC).

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

Drug development is a highly uncertain scientific and medical endeavor, and failure can unexpectedly occur at any stage of preclinical and clinical development. Typically, there is a high rate of attrition for drug candidates in preclinical and clinical trials due to scientific feasibility, safety, efficacy, changing standards of medical care and other variables. The risk of failure increases for our drug candidates that are based on new technologies, such as the application of our advanced polymer conjugate technology to small molecules, including naloxegol, etirinotecan pegol (also known as NKTR-102), NKTR-181, NKTR-171 and other drug candidates currently in discovery research or preclinical development. The failure of one or more of our drug candidates could have a material adverse effect on our business, financial condition and results of operations.

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

The FDA is exploring whether there is any evidence of potential elevated cardiovascular risk possibly related to the class of mu-opioid antagonist drugs and naloxegol is a mu-opioid antagonist. AstraZeneca completed a 52-week, long-term controlled safety trial of naloxegol as part of the Phase 3 naloxegol development program. The FDA’s general safety concern is based on data from other mu-opioid antagonist programs that may indicate increased cardiovascular risk associated with opioid withdrawal or the antagonism of the delta subtype of the opioid receptor, for which the FDA has not yet made a causal connection between these mechanisms and elevated cardiovascular risk. The FDA is currently planning to hold an advisory committee meeting to review the cardiovascular safety and potential additional safety study requirements for peripheral mu-opioid receptor antagonist class of drugs, including naloxegol. The FDA advisory committee meeting has been tentatively scheduled for June 11-12, 2014. The date and agenda for the advisory committee meeting will not be definitive until publication in the Federal Register.

We amended our license agreement with AstraZeneca to enter into a risk sharing arrangement in the event that pre-approval or post-approval cardiovascular safety studies are required by the FDA for naloxegol. The amendment provides that if the FDA requires a cardiovascular safety study prior to approval of naloxegol and, as a result, AstraZeneca terminates its agreement with us in its entirety, we would be required to repay AstraZeneca the $70.0 million we received from AstraZeneca plus accrued interest at an interest rate of 4.5% per annum, compounded annually. If AstraZeneca elects to terminate the agreement only with respect to its license agreement rights in the U.S. due to a pre-approval cardiovascular safety study, then such amount would be paid through a 50% reduction of non-U.S. royalty amounts otherwise payable to us until the aggregate amount of such royalty reduction equals the total principal amount of $70.0 million plus accrued interest at an interest rate of 4.5% per annum, compounded annually. On the other hand, if the FDA determines a pre-approval cardiovascular safety study of naloxegol is not required, AstraZeneca is obligated to pay us an additional $35.0 million milestone payment. However, if the FDA requires a post-approval cardiovascular safety study as a condition to regulatory approval, then the royalty rate payable to us from net sales of naloxegol in the U.S. by AstraZeneca would be reduced by two percentage points until the aggregate amount of such royalty payment reduction is equal to a maximum of $35.0 million.

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

We are a party to certain significant agreements, including an asset purchase agreement with Novartis pursuant to which we sold a significant portion of our pulmonary business at the end of 2008, the worldwide exclusive license agreement with AstraZeneca related to the further development and commercialization of naloxegol, and the purchase and sale agreement with RPI Finance Trust (RPI) related to the sale of our royalty interests in UCB’s CIMZIA® and Roche’s MIRCERA® that we completed in February 2012. Each of these agreements contains complex representations and warranties, covenants and indemnification obligations. If we breach any of our agreements with Novartis, AstraZeneca, RPI or any other third party agreements, it could subject us to substantial liabilities and harm our financial condition.

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

As of March 31, 2014, we had cash and investments in marketable securities valued at approximately $309.1 million, of which $25.0 million was restricted in relation to our 12.0% senior secured notes, and indebtedness of approximately $164.2 million. The indebtedness includes approximately $125.0 million in senior secured notes due July 2017, but excludes our long-term liability relating to the sale of future royalties as this royalty obligation liability will not be settled in cash. While we believe that our cash position will be sufficient to meet our liquidity requirements through at least the next 12 months, our future capital requirements will depend upon numerous unpredictable factors, including:

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

While we have conducted numerous experiments using laboratory and home-based chemistry techniques that have not been able to convert NKTR-181 into a rapid-acting and more abusable opioid, there is a risk that a technique could be discovered in the future to convert NKTR-181 into a rapid-acting and more abusable opioid, which would significantly diminish the value of this drug candidate.

An important objective of our NKTR-181 drug development program is to create a unique opioid molecule that does not rapidly enter a patient’s central nervous system and therefore has the potential to be less susceptible to abuse than alternative opioid therapies. To date, we have conducted numerous experiments using laboratory and home-based chemistry techniques that have been unable to convert NKTR-181 into a rapidly-acting, more abusable form of opioid. In the future, an alternative chemistry technique, process or method of administration, or combination thereof, may be discovered to enable the conversion of NKTR-181 into a more abusable opioid, which could significantly and negatively impact the commercial potential or diminish the value of NKTR-181.

If we are unable to establish and maintain collaboration partnerships on attractive commercial terms, our business, results of operations and financial condition could suffer.

We intend to continue to seek partnerships with pharmaceutical and biotechnology partners to fund a portion of our research and development capital requirements. The timing of new collaboration partnerships is difficult to predict due to availability of clinical data, the outcomes from our clinical studies, the number of potential partners that need to complete due diligence and approval processes, the definitive agreement negotiation process and numerous other unpredictable factors that can delay, impede or prevent significant transactions. If we are unable to find suitable partners or negotiate collaboration arrangements with favorable commercial terms with respect to our existing and future drug candidates or the licensing of our intellectual property, or if any arrangements we negotiate, or have negotiated, are terminated, it could have a material adverse effect on our business, financial condition and results of operations.

Preliminary and interim data from our clinical studies that we announce or publish from time to time are subject to audit and verification procedures that could result in material changes in the final data and may change as more patient data become available.

From time to time, we publish preliminary or interim data from our clinical studies. For example, we have announced preliminary topline data from our Phase 2 clinical study for NKTR-181. Preliminary data remain subject to audit confirmation and verification procedures that may result in the final data being materially different from the preliminary data we previously published. Interim data are also subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. As a result, preliminary and interim data should be viewed with caution until the final data are available. Material adverse changes in the final data could significantly harm our business prospects.

Delays in clinical studies are common and have many causes, and any significant delay in clinical studies being conducted by us or our partners could result in delay in regulatory approvals and jeopardize the ability to proceed to commercialization.

We or our partners may experience delays in clinical trials of drug candidates. Etirinotecan pegol in patients with metastatic breast cancer and BAX 855 are currently in Phase 3 clinical studies, and Bayer has initiated Phase 3 clinical development of BAY41-6551 with the first patient enrolled in April 2013. A Phase 2 clinical study for etirinotecan pegol in patients with metastatic colorectal cancer is still open for enrollment. We are currently evaluating the recently announced results from our Phase 2 efficacy clinical study for NKTR-181 and are in the planning stage for a Phase 3 clinical study for NKTR-181 including continuing consultations with leaders in the pain clinical trial field and interactions with the FDA. Because it is unlikely that we will be able to identify a single cause for the Phase 2 study for NKTR-181 not meeting its primary efficacy endpoint, there is an increased risk in effectively designing a Phase 3 clinical study to demonstrate the efficacy of NKTR-181. These and other of our planned clinical studies may not begin on time, have an effective design, enroll a sufficient number of patients or be completed on schedule, if at all. Our clinical trials for any of our product candidates could be delayed for a variety of reasons, including:

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

If the initiation or completion of any of the planned clinical studies for our drug candidates is delayed for any of the above or other reasons, the regulatory approval process would be delayed and the ability to commercialize and commence sales of these drug candidates could be materially harmed, which could have a material adverse effect on our business, financial condition and results of operations.

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

Numerous pending and issued U.S. and foreign patent rights and other proprietary rights owned by third parties relate to pharmaceutical compositions, methods of preparation and manufacturing, and methods of use and administration. We cannot predict with any certainty which, if any, patent references will be considered relevant to our or our collaboration partners’ technology or drug candidates by authorities in the various jurisdictions where such rights exist, nor can we predict with certainty which, if any, of these rights will or may be asserted against us by third parties. In certain cases, we have existing licenses or cross-licenses with third parties; however, the scope and adequacy of these licenses is very uncertain and can change substantially during long development and commercialization cycles for biotechnology and pharmaceutical products. There can be no assurance that we can obtain a license to any technology that we determine we need on reasonable terms, if at all, or that we could develop or otherwise obtain alternate technology. If we are required to enter into a license with a third party, our potential economic benefit for the products subject to the license will be diminished. If a license is not available on commercially reasonable terms or at all, we may be prevented from developing and selling the drug, which could significantly harm our business, results of operations, and financial condition.

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

In addition, from time to time, we may pursue claims or initiate lawsuits to protect or enforce our patent or other intellectual property rights or for other reasons. The cost to us in defending or initiating any litigation or other proceeding, even if resolved in our favor, could be substantial, and litigation would divert our management’s attention. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could delay our research and development efforts and limit our ability to continue our operations.

Our manufacturing operations and those of our contract manufacturers are subject to laws and other governmental regulatory requirements, which, if not met, would have a material adverse effect on our business, results of operations and financial condition.

We and our contract manufacturers are required in certain cases to maintain compliance with current good manufacturing practices (cGMP), including cGMP guidelines applicable to active pharmaceutical ingredients, and with laws and regulations governing manufacture and distribution of controlled substances, and are subject to inspections by the FDA, the Drug Enforcement Administration or comparable agencies in other jurisdictions administering such compliance. We anticipate periodic regulatory inspections of our drug manufacturing facilities and the manufacturing facilities of our contract manufacturers for compliance with applicable regulatory requirements. Any failure to follow and document our or our contract manufacturers’ adherence to such cGMP and other laws and governmental regulations or satisfy other manufacturing and product release regulatory requirements may disrupt our ability to meet our manufacturing obligations to our customers, lead to significant delays in the availability of products for commercial use or clinical study, result in the termination or hold on a clinical study or delay or prevent filing or approval of marketing applications for our products. Failure to comply with applicable laws and regulations may also result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could harm our business. The results of these inspections could result in costly manufacturing changes or facility or capital equipment upgrades to satisfy the FDA that our manufacturing and quality control procedures are in substantial compliance with cGMP. Manufacturing delays, for us or our contract manufacturers, pending resolution of regulatory deficiencies or suspensions would have a material adverse effect on our business, results of operations and financial condition.

If we or our contract manufacturers are not able to manufacture drugs or drug substances in sufficient quantities that meet applicable quality standards, it could delay clinical studies, result in reduced sales or constitute a breach of our contractual obligations, any of which could significantly harm our business, financial condition and results of operations.

If we or our contract manufacturers are not able to manufacture and supply sufficient drug quantities meeting applicable quality standards required to support large clinical studies or commercial manufacturing in a timely manner, it could delay our or our collaboration partners’ clinical studies or result in a breach of our contractual obligations, which could in turn reduce the potential commercial sales of our or our collaboration partners’ products. As a result, we could incur substantial costs and damages and any product sales or royalty revenue that we would otherwise be entitled to receive could be reduced, delayed or eliminated. In some cases, we rely on contract manufacturing organizations to manufacture and supply drug product for our clinical studies and those of our collaboration partners. Pharmaceutical manufacturing of drugs and devices involves significant risks and uncertainties related to the demonstration of adequate stability, sufficient purification of the drug substance and drug product, the identification and elimination of impurities, optimal formulations, process and analytical methods validations, device performance and challenges in controlling for all of these variables. We have faced and may in the future face significant difficulties, delays and unexpected expenses as we validate third party contract manufacturers required for drug and device supply to support our clinical studies and the clinical studies and products of our collaboration partners. Failure by us or our contract manufacturers to supply drug product or devices in sufficient quantities that meet all applicable quality requirements could result in supply shortages for our clinical studies or the clinical studies and commercial activities of our collaboration partners. Such failures could significantly and materially delay clinical trials and regulatory submissions or result in reduced sales, any of which could significantly harm our business prospects, results of operations and financial condition.

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

Our revenue is exclusively derived from our collaboration agreements, from which we receive contract research payments, milestone payments based on clinical progress, regulatory progress or net sales achievements, royalties and manufacturing revenue. Significant variations in the timing of receipt of cash payments and our recognition of revenue can result from significant milestone payments based on the execution of new collaboration agreements, the timing of clinical outcomes, regulatory approval, commercial launch and the achievement of certain annual sales thresholds. The amount of our revenue derived from collaboration agreements in any given period will depend on a number of unpredictable factors, including our ability to find and maintain suitable collaboration partners, the timing of the negotiation and conclusion of collaboration agreements with such partners, whether and when we or our collaboration partners achieve clinical, regulatory and sales milestones, the timing of regulatory approvals in one or more major markets, reimbursement levels by private and government payers, and the market introduction of new drugs or generic versions of the approved drug, as well as other factors. Our past revenue generated from collaboration agreements is not necessarily indicative of our future revenue. If any of our existing or future collaboration partners fails to develop, obtain regulatory approval for, manufacture or ultimately commercialize any product candidate under our collaboration agreement, our business, financial condition, results of operations and prospectus could be materially and adversely affected.

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

To the extent we rely on other pharmaceutical or biotechnology companies with established sales, marketing and distribution systems to market our products, we will need to establish and maintain partnership arrangements, and we may not be able to enter into these arrangements on acceptable terms or at all. To the extent that we enter into co-promotion or other arrangements, any revenue we receive will depend upon the efforts of third parties, which may not be successful and are only partially in our control. In the event that we market our products without a partner, we would be required to build a sales and marketing organization and infrastructure, which would require a significant investment and we may not be successful in building this organization and infrastructure in a timely or efficient manner.

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

For the three months ended March 31, 2014, we reported a net loss of $46.2 million. If and when we achieve profitability depends upon a number of factors, including the timing and recognition of milestone payments and royalties received, the timing of revenue under our collaboration agreements, the amount of investments we make in our proprietary product candidates and the regulatory approval and market success of our product candidates. We may not be able to achieve and sustain profitability.

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

There are several competitors for our proprietary product candidates currently in development. For Amikacin Inhale, the current standard of care includes several approved intravenous antibiotics for the treatment of either hospital-acquired pneumonia or ventilator-associated pneumonia in patients on mechanical ventilators. For naloxegol, there are currently several alternative therapies used to address opioid-induced constipation (OIC) and opioid-induced bowel dysfunction (OBD), including subcutaneous Relistor® (methylnaltrexone bromide), oral Amitizia (lubiprostone), and oral and rectal over-the-counter laxatives and stool softeners such as docusate sodium, senna and milk of magnesia. In addition, there are a number of companies developing potential products which are in various stages of clinical development and are being evaluated for the treatment of OIC and OBD in different patient populations, including Cubist Pharmaceuticals, Inc., Progenics Pharmaceuticals, Inc. in collaboration with Salix Pharmaceuticals, Ltd., Mundipharma Int. Limited, Sucampo Pharmaceuticals, Inc., Develco Pharma GmbH, Alkermes, Inc., GlaxoSmithKline plc, Theravance, Inc., and Takeda Pharmaceutical Company Limited. For etirinotecan pegol, there are a number of chemotherapies and cancer therapies approved today and in various stages of clinical development for breast and ovarian cancers, including, but not limited to: Abraxane® (paclitaxel protein-bound particles for injectable suspension (albumin bound)), Afinitor® (everolimus), Doxil® (doxorubicin HCl), Ellence® (epirubicin), Gemzar® (gemcitabine), Halaven® (eribulin), Herceptin® (trastuzumab), Hycamtin® (topotecan), Ixempra® (ixabepilone), Navelbine® (vinolrebine), Iniparib, Paraplatin® (carboplatin), Taxol® (paclitaxel) and Taxotere® (docetaxel). Major pharmaceutical or biotechnology companies with approved drugs or drugs in development for these cancers include, but are not limited to, Bristol-Meyers Squibb Company, Eli Lilly & Co., Roche, GlaxoSmithKline plc, Johnson and Johnson, Pfizer, Inc. Eisai, Inc., and Sanofi Aventis S.A. There are approved therapies for the treatment of colorectal cancer, including Eloxatin® (oxaliplatin), Camptosar® (irinotecan), Avastin® (bevacizumab), Zaltrap® (Ziv-afilbercept), Stivarga® (regorafenib), Erbitux® (cetuximab), Vectibix® (panitumumab), Xeloda® (capecitabine), Adrucil® (fluorouracil) and Wellcovorin® (leucovorin). In addition, there are a number of drugs in various stages of preclinical and clinical development from companies exploring cancer therapies or improved chemotherapeutic agents to potentially treat colorectal cancer, including, but not limited to, products in development from Bristol-Myers Squibb Company, Pfizer, Inc., GlaxoSmithKline plc, Antigenics, Inc., F. Hoffmann-La Roche Ltd., Novartis AG, Cell Therapeutics, Inc., Neopharm Inc. (acquired by Insys Therapeutics, Inc.), Meditech Research Ltd, Alchemia Limited, and Enzon Pharmaceuticals, Inc.

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

Our stock price is volatile. During the three months ended March 31, 2014, based on closing prices on The NASDAQ Global Select Market, our stock price ranged from $14.96 to $11.68 per share. We expect our stock price to remain volatile. A variety of factors may have a significant effect on the market price of our common stock, including the risks described in this section titled “Risk Factors” and the following:

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

At times, our stock price has been volatile even in the absence of significant news or developments. The stock prices of biotechnology companies and securities markets generally have been subject to dramatic price swings in recent years.

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

None, including no purchases of any class of our equity securities by us or any affiliate pursuant to any publicly announced repurchase plan in the three months ended March 31, 2014.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Except as so indicated in Exhibits 32.1 and 101, the following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Documents

31.1(1)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(1)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

101**	The following materials from Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

(1)	Filed herewith.
*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as otherwise stated in such filing.
**	XBRL information is filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ JOHN NICHOLSON
John Nicholson
Senior Vice President and Chief Financial Officer
Date: May 7, 2014

By:	/s/ JILLIAN B. THOMSEN
Jillian B. Thomsen
Senior Vice President, Finance and Chief Accounting Officer
Date: May 7, 2014

EXHIBIT INDEX

Except as so indicated in Exhibits 32.1 and 101, the following exhibits are filed as part of, or incorporated by reference in, this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Documents

31.1(1)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(1)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

101**	The following materials from Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

(1)	Filed herewith.
*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as otherwise stated in such filing.
**	XBRL information is filed herewith.