Form 10-Q
period 2014-06-30
NEKTAR THERAPEUTICS
filed 2014-08-01
CIK 906709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 127,301,902 on July 24, 2014.

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

Trademarks

The Nektar brand and product names, including but not limited to Nektar®, contained in this document are trademarks and registered trademarks of Nektar Therapeutics in the United States (U.S.) and certain other countries. This document also contains references to trademarks and service marks of other companies that are the property of their respective owners.

PART I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements—Unaudited:

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$30,699	$39,067
Short-term investments	245,737	197,959
Accounts receivable, net	3,047	2,229
Inventory	14,111	13,452
Other current assets	4,629	5,175

Total current assets	298,223	257,882
Restricted cash	25,000	25,000
Property and equipment, net	71,070	66,974
Goodwill	76,501	76,501
Other assets	7,343	8,170

Total assets	$478,137	$434,527

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$7,437	$9,115
Accrued compensation	11,386	14,254
Accrued expenses	5,814	6,243
Accrued clinical trial expenses	13,208	16,905
Interest payable	6,917	6,917
Deferred revenue, current portion	24,766	23,664
Other current liabilities	14,827	21,123

Total current liabilities	84,355	98,221
Senior secured notes	125,000	125,000
Capital lease obligations, less current portion	6,025	8,049
Liability related to receipt of refundable milestone payment	70,000	70,000
Liability related to sale of future royalties, less current portion	121,431	121,520
Deferred revenue, less current portion	88,918	82,384
Other long-term liabilities	17,768	19,256

Total liabilities	513,497	524,430
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 10,000 shares authorized, no shares designated, issued or outstanding at June 30, 2014 or December 31, 2013, respectively	—	—
Common stock, $0.0001 par value; 300,000 authorized; 127,286 shares and 116,494 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	12	11
Capital in excess of par value	1,776,746	1,643,660
Accumulated other comprehensive loss	(887)	(1,181)
Accumulated deficit	(1,811,231)	(1,732,393)

Total stockholders’ equity (deficit)	(35,360)	(89,903)

Total liabilities and stockholders’ equity (deficit)	$478,137	$434,527

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenue:
Product sales and royalty revenue	$5,891	$10,675	$11,808	$22,810
Non-cash royalty revenue related to sale of future royalties	4,837	3,828	10,610	8,221
License, collaboration and other revenue	17,785	19,359	25,866	25,835

Total revenue	28,513	33,862	48,284	56,866
Operating costs and expenses:
Cost of goods sold	5,108	5,011	13,015	16,672
Research and development	36,702	52,230	75,040	97,848
General and administrative	9,619	9,226	19,547	20,057

Total operating costs and expenses	51,429	66,467	107,602	134,577

Loss from operations	(22,916)	(32,605)	(59,318)	(77,711)
Non-operating income (expense):
Interest income	132	209	266	523
Interest expense	(4,488)	(4,656)	(9,021)	(9,301)
Non-cash interest expense on liability related to sale of future royalties	(5,134)	(5,485)	(10,521)	(11,028)
Other income (expense), net	(36)	(6)	142	123

Total non-operating expense, net	(9,526)	(9,938)	(19,134)	(19,683)

Loss before provision for income taxes	(32,442)	(42,543)	(78,452)	(97,394)
Provision for income taxes	195	205	386	417

Net loss	$(32,637)	$(42,748)	$(78,838)	$(97,811)

Basic and diluted net loss per share	$(0.26)	$(0.37)	$(0.63)	$(0.85)

Weighted average shares outstanding used in computing basic and diluted net loss per share	127,040	115,544	125,301	115,427

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Comprehensive loss	$(32,584)	$(43,689)	$(78,544)	$(98,790)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(78,838)	$(97,811)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash royalty revenue related to sale of future royalties	(10,610)	(8,221)
Non-cash interest expense on liability related to sale of future royalties	10,521	11,028
Stock-based compensation	8,525	8,601
Depreciation and amortization	6,519	7,281
Other non-cash transactions	865	159
Changes in operating assets and liabilities:
Accounts receivable, net	(818)	(236)
Inventory	(659)	(2,210)
Other assets	738	5,508
Accounts payable	(1,818)	2,631
Accrued compensation	(2,868)	2,314
Accrued expenses	(314)	3,280
Accrued clinical trial expenses	(3,697)	(565)
Interest payable	—	(166)
Deferred revenue	7,636	(2,818)
Other liabilities	(6,557)	(1,223)

Net cash used in operating activities	(71,375)	(72,448)

Cash flows from investing activities:
Maturities of investments	118,777	200,477
Purchases of investments	(166,496)	(109,400)
Purchases of property and equipment	(5,192)	(794)

Net cash (used in) provided by investing activities	(52,911)	90,283

Cash flows from financing activities:
Payment of capital lease obligations	(1,650)	(1,466)
Repayment of proceeds from sale of future royalties	(7,000)	(3,000)
Issuance of common stock, net of issuance costs	116,601	—
Proceeds from shares issued under equity compensation plans	7,961	2,621

Net cash provided by (used in) financing activities	115,912	(1,845)

Effect of exchange rates on cash and cash equivalents	6	5

Net (decrease) increase in cash and cash equivalents	(8,368)	15,995
Cash and cash equivalents at beginning of period	39,067	25,437

Cash and cash equivalents at end of period	$30,699	$41,432

Supplemental disclosure of cash flow information:
Cash paid for interest	$8,622	$9,070

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

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

Our research and development activities have required significant ongoing investment to date and are expected to continue to require significant investment. As a result, we expect to continue to incur substantial losses and negative cash flows from operations in the future. We have financed our operations primarily through cash generated from licensing, collaboration and manufacturing agreements and financing transactions. At June 30, 2014, we had approximately $301.4 million in cash and investments in marketable securities, of which $25.0 million was restricted in relation to our 12% senior secured notes, and $159.8 million in indebtedness. The indebtedness includes $125.0 million in aggregate principal amount of 12.0% senior secured notes due July 15, 2017, but excludes our long-term liability relating to the sale of future royalties. As is further described in Note 4, this royalty obligation liability will not be settled in cash.

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

Our comprehensive loss consists of our net loss plus our foreign currency translation gains and losses and unrealized holding gains and losses on available-for-sale securities, neither of which were significant during the three and six month periods ended June 30, 2014 and 2013. In addition, there were no significant reclassifications out of accumulated other comprehensive loss to the statements of operations during the three and six month periods ended June 30, 2014 and 2013.

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

Significant Concentrations

Our customers are primarily pharmaceutical and biotechnology companies that are located in the U.S. and Europe. Our accounts receivable balance contains billed and unbilled trade receivables from product sales and royalties, as well as time and materials based billings from collaborative research and development agreements. When appropriate, we provide for an allowance for doubtful accounts by reserving for specifically identified doubtful accounts. We generally do not require collateral from our customers. We perform a regular review of our customers’ payment histories and associated credit risk. We have not experienced significant credit losses from our accounts receivable and our allowance for doubtful accounts was not significant at either June 30, 2014 or December 31, 2013.

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

Revenue Recognition

We enter into arrangements with pharmaceutical and biotechnology collaboration partners that may involve multiple deliverables. Our arrangements may contain one or more of the following elements: upfront fees, contract research and development, milestone payments, manufacturing and supply payments, royalties and license fees. Each deliverable in the arrangement is evaluated to determine whether it meets the criteria to be accounted for as a separate unit of accounting or whether it should be combined with other deliverables. Revenue is recognized separately for each element.

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

Income Taxes

For the three and six month periods ended June 30, 2014 and 2013, we recorded an income tax provision for our Nektar India operations at effective tax rates of approximately 34%. The U.S. federal deferred tax assets generated from our net operating losses have been fully reserved, as we believe it is not more likely than not that the benefit will be realized.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued guidance codified in ASC 606, Revenue Recognition — Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition, and is effective for public companies for fiscal years beginning after December 15, 2016. We are currently evaluating the impact of the provisions of ASC 606.

Note 2 — Cash and Investments in Marketable Securities

Cash and investments in marketable securities, including cash equivalents and restricted cash, are as follows (in thousands):

	Estimated Fair Value at
	June 30, 2014	December 31, 2013
Cash and cash equivalents	$30,699	$39,067
Short-term investments	245,737	197,959
Restricted cash	25,000	25,000

Total cash and investments in marketable securities	$301,436	$262,026

We invest in liquid, high quality debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in securities with maturities of two years or less and maintain a weighted average maturity of one year or less. Investments in securities with remaining maturities of less than one year, or where our intent is to use the investments to fund current operations or to make them available for current operations, are classified as short-term investments. As of June 30, 2014 and December 31, 2013, all of our investments had maturities of one year or less.

Gross unrealized gains and losses were not significant at either June 30, 2014 or December 31, 2013. During the three and six month periods ended June 30, 2014 and 2013, we did not sell any of our available-for-sale securities.

Restricted cash of $25.0 million is required to be maintained in a separate account until July 1, 2015 under the terms of our 12% senior secured notes due July 2017.

Our portfolio of cash and investments in marketable securities includes (in thousands):

		Estimated Fair Value at
	Fair Value Hierarchy Level	June 30, 2014	December 31, 2013
Corporate notes and bonds	2	$171,793	$138,515
Corporate commercial paper	2	75,643	59,444

Available-for-sale investments		247,436	197,959
Money market funds	1	23,733	26,453
Cash, including restricted cash	N/A	30,267	37,614

Total cash and investments in marketable securities		$301,436	$262,026

Level 1 —	Quoted prices in active markets for identical assets or liabilities.

Level 2 —	Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 —	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

All of our investments are categorized as Level 1 or Level 2, as explained in the table above. We use a market approach to value our Level 2 investments. The disclosed fair value related to our investments is based primarily on the reported fair values in our period-end brokerage statements, which are based on market prices from a variety of industry standard data providers and generally represent quoted prices for similar assets in active markets or have been derived from observable market data. We independently validate these fair values using available market quotes and other information. During the three and six month periods ended June 30, 2014 and 2013, there were no transfers between Level 1 and Level 2 of the fair value hierarchy.

Additionally, as of June 30, 2014, based on a discounted cash flow analysis using Level 3 inputs including financial discount rates, we believe the $125.0 million carrying amount of our 12% senior secured notes due July 2017 is consistent with its fair value.

Note 3 — Inventory

Inventory consists of the following (in thousands):

	June 30, 2014	December 31, 2013
Raw materials	$1,719	$3,947
Work-in-process	10,385	6,146
Finished goods	2,007	3,359

Total inventory	$14,111	$13,452

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

Note 4 — Liability Related to Sale of Future Royalties

On February 24, 2012, we entered into a Purchase and Sale Agreement (the Purchase and Sale Agreement) with RPI Finance Trust (RPI), an affiliate of Royalty Pharma, pursuant to which we sold, and RPI purchased, our right to receive royalty payments (the Royalty Entitlement) arising from the worldwide net sales, from and after January 1, 2012, of (a) CIMZIA®, under our license, manufacturing and supply agreement with UCB Pharma (UCB), and (b) MIRCERA®, under our license, manufacturing and supply agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (together referred to as Roche). We received aggregate cash proceeds for the Royalty Entitlement of $124.0 million. Although we sold all of our rights to receive royalties from the CIMZIA® and MIRCERA® products, as a result of our ongoing manufacturing and supply obligations related to the generation of these royalties, we will continue to account for these royalties as revenue. We recorded the $124.0 million in proceeds from this transaction as a liability (Royalty Obligation) that will be amortized using the interest method over the estimated life of the Purchase and Sale Agreement as royalties from the CIMZIA® and MIRCERA® products are remitted directly to RPI. During the six months ended June 30, 2014 and 2013, we recognized $10.6 million and $8.2 million, respectively, in aggregate royalties from net sales of CIMZIA® and MIRCERA®.

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

Pursuant to the Purchase and Sale Agreement, in March 2014 and March 2013, we were required to pay RPI $7.0 million and $3.0 million, respectively, as a result of worldwide net sales of MIRCERA® for the 12 month periods ended on December 31, 2013 and 2012 not reaching certain minimum thresholds. As of June 30, 2014, we do not expect to make any further payments related to the Purchase and Sale Agreement.

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

To date, we have not incurred costs to defend lawsuits or settle claims related to these indemnification obligations. If any of our indemnification obligations is triggered, we may incur substantial liabilities. Because the aggregate amount of any potential indemnification obligation is not a stated amount, the overall maximum amount of any such obligations cannot be reasonably estimated. No liabilities have been recorded for these obligations in our Condensed Consolidated Balance Sheets at either June 30, 2014 or December 31, 2013.

Note 6 — Stockholders’ Equity

On January 28, 2014, we completed the issuance and sale of 9,775,000 shares of our common stock in a public offering with total proceeds to the Company of approximately $117.2 million after deducting the underwriting commissions and discounts of approximately $7.5 million. Additionally, we incurred approximately $0.6 million in legal and accounting fees, filing fees, and other costs in connection with this offering.

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

In accordance with our collaboration agreements, we recognized license, collaboration and other revenue as follows (in thousands):

		Three months ended June 30,		Six months ended June 30,
Partner	Drug or Drug Candidate	2014	2013	2014	2013
Roche	PEGASYS® and MIRCERA®	$3,219	$2,625	$6,415	$5,250
Bayer Healthcare LLC	BAY41-6551 (Amikacin Inhale)	2,393	13,111	3,146	13,825
Amgen, Inc.	Neulasta®	1,250	1,250	2,500	2,535
Baxter Healthcare	BAX 855 (Hemophilia)	669	597	1,006	1,297
Other		10,254	1,776	12,799	2,928

License, collaboration, and other revenue		$17,785	$19,359	$25,866	$25,835

As of June 30, 2014, our collaboration agreements include potential aggregate future payments for development milestones of approximately $146.3 million, including the milestone amounts from our collaboration agreements with Bayer and Baxter described below. In addition, we are entitled to receive up to $175.0 million and $75.0 million of contingent payments related to the MOVANTIKTM (previously referred to as naloxegol and NKTR-118) and MOVANTIKTM fixed-dose combination (previously referred to as NKTR-119) drug development programs, respectively, based on development and regulatory events to be pursued and completed solely by AstraZeneca.

There have been no material changes to our collaboration agreements in the three or six months ended June 30, 2014, except as described below.

AstraZeneca AB: MOVANTIKTM (naloxegol oxalate), previously referred to as naloxegol and NKTR-118, and MOVANTIKTM fixed-dose combination program, previously referred to as NKTR-119

In September 2009, we entered into a license agreement with AstraZeneca AB (AstraZeneca), as amended by AstraZeneca and us in August 2013, under which we granted AstraZeneca a worldwide, exclusive, perpetual, royalty-bearing, and sublicensable license under our patents and other intellectual property to develop, market, and sell MOVANTIKTM and MOVANTIKTM fixed-dose combination program. AstraZeneca is responsible for all costs associated with research, development and commercialization and is responsible for all drug development and commercialization decisions for MOVANTIKTM and the MOVANTIKTM fixed-dose combination program. As of June 30, 2014, we are entitled to receive up to an additional $175.0 million and $75.0 million of contingent payments related to MOVANTIKTM and the MOVANTIKTM fixed-dose combination program, respectively, based on development events to be pursued and completed solely by AstraZeneca, as described below.

On September 25, 2013, the European Medicines Agency (EMA) notified AstraZeneca that it had accepted for review the MOVANTIKTM regulatory approval application filed in August 2013. As a result, we were entitled to a $25.0 million payment from AstraZeneca, which was received and fully recognized as revenue in September 2013.

On September 16, 2013, AstraZeneca filed a New Drug Application (NDA) with the United States Food and Drug Administration (FDA) for MOVANTIKTM, which was accepted for review by the FDA on November 16, 2013, resulting in a $70.0 million milestone payment to us from AstraZeneca in November 2013. We cannot recognize revenue for this payment until it is no longer refundable and, as a result of the potential for repayment of the $70.0 million as described below, we have recorded this amount in the line item “Liability related to receipt of refundable milestone payment” on our Condensed Consolidated Balance Sheet at June 30, 2014. If the FDA does not require a future clinical trial or other significant studies to assess the cardiovascular safety (CV Safety Study) of MOVANTIKTM prior to an approval decision, AstraZeneca is obligated to pay us an additional $35.0 million. If the FDA does require a CV Safety Study prior to an approval decision and AstraZeneca elects to terminate the license agreement in its entirety due to a CV Safety Study, we would be required to repay the $70.0 million payment plus accrued interest at an interest rate of 4.5% per annum, compounded annually, in four installments in accordance with the following payment schedule: $10.0 million plus accrued interest on January 15, 2015, $10.0 million plus accrued interest on January 15, 2016, $20.0 million plus accrued interest on January 15, 2017 and $30.0 million plus accrued interest on January 15, 2018. If AstraZeneca elects to terminate the license agreement only with respect to its rights in the U.S., then such repayment amount would be funded through a 50% reduction of non-U.S. royalty amounts otherwise payable to us until the aggregate amount of such royalty reduction equals the total principal amount of $70.0 million plus accrued interest at an interest rate of 4.5% per annum, compounded annually. If the FDA requires a post-approval cardiovascular safety study as a condition to regulatory approval, then the royalty rate payable to us from net sales of MOVANTIKTM in the U.S. by AstraZeneca would be reduced by up to two percentage points to fund 33% of the external costs actually incurred by AstraZeneca to fund such post approval study subject to a $35.0 million aggregate cap.

We will be entitled to the remaining $140.0 million of contingent payments if MOVANTIKTM is approved by the FDA and EMA and commercial launch is achieved in the U.S. and one major country in the European Union. In addition, we are also entitled to sales milestone payments and royalties based on annual worldwide net sales of MOVANTIKTM and MOVANTIKTM fixed-dose combination products.

Roche: PEGASYS® and MIRCERA®

In February 1997, we entered into a license, manufacturing and supply agreement with Roche, under which we granted Roche a worldwide, exclusive license to certain intellectual property related to our proprietary PEGylation materials used in the manufacture and commercialization of PEGASYS®. As of June 30, 2014, we have deferred revenue of approximately $7.7 million related to this agreement, which we expect to recognize through December 2015, the period through which we are required to provide back-up manufacturing and supply services related to PEGASYS®.

In February 2012, we entered into a toll-manufacturing agreement with Roche under which we will manufacture the proprietary PEGylation material used by Roche to produce MIRCERA®. Roche entered into the toll-manufacturing agreement with the objective of establishing us as a secondary back-up supply source on a non-exclusive basis. Under the terms of our toll-manufacturing agreement, Roche paid us an upfront payment of $5.0 million and an additional $22.0 million in performance-based milestone payments upon our achievement of certain manufacturing readiness, validation and production milestones, including the delivery of specified quantities of PEGylation materials, all of which were completed as of January 2013. Roche will also pay us additional consideration for any future orders of the PEGylation materials for MIRCERA® beyond the initial quantities manufactured through January 2013. Roche has the right to terminate the toll-manufacturing agreement due to an uncured material default by us. As of June 30, 2014, we have deferred revenue of approximately $13.4 million related to this agreement, which we expect to recognize through December 2016, the estimated end of our obligations under this agreement.

In August 2013, we agreed to deliver additional quantities of PEGylation materials used by Roche to produce PEGASYS® and MIRCERA®, all of which were delivered in the last quarter of 2013, for total consideration of $18.6 million. We determined that these incremental activities should be considered a material modification of the existing PEGASYS® and MIRCERA® -related arrangements described above. As a result, we allocated the $18.6 million consideration to each of these arrangements and determined the amounts to be recognized or deferred based on the estimated selling prices of the undelivered obligations. As of June 30, 2014, we have deferred revenue of approximately $5.7 million related to these activities, which we expect to recognize through December 2016, the estimated end of our obligations under the modified arrangements.

Bayer Healthcare LLC: BAY41-6551 (Amikacin Inhale)

In August 2007, we entered into a co-development, license and co-promotion agreement with Bayer Healthcare LLC (Bayer) to develop a specially-formulated inhaled Amikacin. We are responsible for development and manufacturing and supply of the nebulizer device included in the Amikacin product. In April 2013, Bayer initiated a Phase 3 clinical trial in the treatment of intubated and mechanically ventilated patients with Gram-negative pneumonia. As of June 30, 2014, we have received an upfront payment of $40.0 million in 2007 and milestone payments totaling $30.0 million. In addition, in June 2013, we made a $10.0 million payment to Bayer for the reimbursement of its costs of the Phase 3 clinical trial.

In addition, we are entitled to receive a total of up to $50.0 million for development milestones upon achievement of certain development objectives, as well as sales milestones upon achievement of annual sales targets and royalties based on annual worldwide net sales of Amikacin Inhale. As of June 30, 2014, we have deferred revenue of approximately $21.6 million related to this agreement, which we expect to recognize through December 2026, the estimated end of our obligations under this agreement.

Amgen, Inc.: Neulasta®

In October 2010, we amended and restated an existing supply and license agreement by entering into a supply, dedicated suite and manufacturing guarantee agreement (the amended and restated agreement) and a license agreement with Amgen Inc. and Amgen Manufacturing, Limited. As of June 30, 2014, we have deferred revenue of approximately $31.7 million related to this agreement, which we expect to recognize through October 2020, the estimated end of our obligations under this agreement.

Baxter Healthcare: Hemophilia

In September 2005, we entered into an exclusive research, development, license and manufacturing and supply agreement with Baxter Healthcare SA and Baxter Healthcare Corporation (together referred to as Baxter) to develop products designed to improve therapies for Hemophilia A patients using our PEGylation technology. Under the terms of this agreement, we are entitled to up to $28.0 million of development milestones related to Hemophilia A upon achievement of certain development objectives, as well as sales milestones upon achievement of annual sales targets and royalties based on annual worldwide net sales of products resulting from this agreement. This Hemophilia A program includes BAX 855, which is currently in a Phase 3 clinical study initiated in February 2013. As of June 30, 2014, we do not have significant deferred revenue related to this agreement.

Ophthotech Corporation: Fovista®

We are a party to an agreement with Ophthotech Corporation (Ophthotech), dated September 30, 2006, under which Ophthotech received a worldwide, exclusive license to certain of our proprietary PEGylation technology to develop, manufacture and sell Fovista®. Under the terms of our agreement, we are the exclusive supplier of all of Ophthotech’s clinical and commercial requirements for our proprietary PEGylation reagent used in Fovista®. On May 19, 2014, Ophthotech entered into a Licensing and Commercialization Agreement with Novartis Pharma AG for Fovista®. Under our agreement with Ophthotech, we were entitled to a $19.75 million payment in connection with this licensing agreement, which was received in June 2014. As of June 30, 2014, we have deferred revenue of approximately $19.6 million related to this agreement, which we expect to recognize through March 2028, the estimated end of our obligations under our agreement with Ophthotech.

In addition, we are entitled to up to $9.5 million in additional payments based upon Ophthotech’s potential achievement of certain regulatory and sales milestones. We are also entitled to low- to mid- single-digit royalties on net sales of Fovista® that vary based on sales levels. Our right to receive royalties in any particular country will expire upon the later of ten years after the first commercial sale of Fovista® or expiration of patent rights in such country.

Other

During the three months ended June 30, 2014, two of our collaboration partners achieved the successful transfer of our commercial manufacturing process in connection with the PEGylation materials used in their products. In connection with our assistance with these manufacturing technology transfers, we received a total of $9.0 million of milestone payments. We concluded that these payments are substantive milestones and recognized them in their entirety in the three months ended June 30, 2014.

In addition, we have a number of collaboration agreements, including agreements with our collaboration partners UCB and Regado Biosciences, Inc., under which we are entitled to up to a total of $61.8 million of development milestones upon achievement of certain development objectives, as well as sales milestones upon achievement of annual sales targets and royalties based on net sales of commercialized products, if any. However, given the current phase of development of the potential products under these collaboration agreements, we cannot estimate the probability or timing of achieving these milestones.

Note 8 — Stock-Based Compensation

Total stock-based compensation expense was recognized in our Condensed Consolidated Statements of Operations as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Cost of goods sold	$280	$324	$599	$647
Research and development expense	1,832	1,977	3,805	3,852
General and administrative expense	2,052	2,055	4,121	4,102

Total stock-based compensation	$4,164	$4,356	$8,525	$8,601

During the three months ended June 30, 2014 and 2013, we granted 642,860 and 162,080 stock options, respectively, at a weighted average grant-date fair value of $5.24 per share and $5.23 per share, respectively.

During the six months ended June 30, 2014 and 2013, we granted 3,776,040 and 2,989,310 stock options, respectively, at a weighted average grant-date fair value of $5.84 per share and $4.63 per share, respectively.

As a result of stock issuances under our equity compensation plans, during the three months ended June 30, 2014 and 2013, we issued 350,513 and 222,012 common shares, respectively, and during the six months ended June 30, 2014 and 2013, we issued 1,017,887 and 424,214 common shares, respectively.

Note 9 — Net Loss Per Share

Basic net loss per share is calculated based on the weighted-average number of common shares outstanding during the periods presented. For all periods presented in the accompanying Condensed Consolidated Statements of Operations, the net loss available to common stockholders is equal to the reported net loss. Basic and diluted net loss per share are the same due to our historical net losses and the requirement to exclude potentially dilutive securities which would have an anti-dilutive effect on net loss per share. The weighted average of these potentially dilutive securities for the three months ended June 30, 2014 and 2013 consisted of approximately 10.6 million and 13.3 million, respectively, of stock options, and for the six months ended June 30, 2014 and 2013 consisted of approximately 9.8 million and 13.0 million, respectively, of stock options.

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

Our most advanced proprietary product candidate, MOVANTIKTM (naloxegol), is an oral peripheral opioid antagonist which has been filed for regulatory approvals in the U.S., E.U. and Canada for the treatment of opioid-induced constipation (OIC) in patients with non-cancer pain. We are a party to an exclusive worldwide license agreement with AstraZeneca AB (AstraZeneca) for the global development and commercialization of MOVANTIKTM and MOVANTIKTM fixed-dose combination products (formerly known as NKTR-119). The core Phase 3 clinical development program for MOVANTIKTM, which AstraZeneca called the KODIAC program, was comprised of four clinical trials which were designed to investigate the safety and efficacy of MOVANTIKTM for the treatment of OIC in patients with non-cancer related pain. The outcome and timing of the MOVANTIKTM regulatory review events will have a substantial impact on our financial condition as we are entitled to up to $35.0 million in regulatory milestones and $140.0 million in commercial launch milestones, as well as up to $75.0 million of payments related to the MOVANTIKTM fixed-dose combination program. The MOVANTIKTM fixed-dose combination program is an early stage research and development program that is designed to combine various opioids with MOVANTIKTM. AstraZeneca is responsible for all clinical, regulatory and commercialization costs for both the MOVANTIKTM drug candidate and all drug candidates within the MOVANTIKTM fixed-dose combination program.

On September 25, 2013, the EMA notified AstraZeneca that it had accepted for review the MOVANTIKTM regulatory approval application filed by AstraZeneca in August 2013. As a result, we received a $25.0 million payment from AstraZeneca on September 30, 2013. On September 16, 2013, AstraZeneca filed a New Drug Application (NDA) with the FDA for MOVANTIKTM, which was accepted for review by the FDA on November 16, 2013, as a result of which we received a milestone payment of $70.0 million from AstraZeneca in November 2013. Pursuant to an amendment to the license agreement we entered into with AstraZeneca in August 2013, if the FDA does not require a future clinical trial or other significant studies to assess the cardiovascular safety of MOVANTIKTM prior to an approval decision, AstraZeneca is obligated to pay us a $35.0 million milestone payment. If the FDA does require a CV Safety Study prior to an approval decision, AstraZeneca may terminate the license agreement with us in its entirety or only with respect to its rights in the United States. If AstraZeneca elects to terminate the license agreement in its entirety due to a CV Safety Study, we will be required to repay AstraZeneca the $70.0 million we received plus accrued interest at an interest rate of 4.5% per annum, compounded annually, in four installments in accordance with the following payment schedule: $10.0 million plus accrued interest on January 15, 2015, $10.0 million plus accrued interest on January 15, 2016, $20.0 million plus accrued interest on January 15, 2017 and $30.0 million plus accrued interest on January 15, 2018. If AstraZeneca elects to terminate the license agreement only with respect to its rights in the U.S., then such repayment amount would be funded through a 50% reduction of non-U.S. royalty amounts otherwise payable to us until the aggregate amount of such royalty reduction equals the total principal amount of $70.0 million plus accrued interest at an interest rate of 4.5% per annum, compounded annually. If the FDA requires a post-approval CV Safety Study as a condition to approval of the MOVANTIKTM NDA, then the royalty rate payable to us from net sales of MOVANTIKTM in the U.S. by AstraZeneca would be reduced by up to two percentage points to fund 33% of the external costs actually incurred by AstraZeneca to fund such post approval study subject to a $35.0 million aggregate cap. We will be entitled to $140.0 million in commercial launch milestone payments if MOVANTIKTM is approved by the FDA and the EMA and commercial launch is achieved in the U.S. and one major country in the E.U. AstraZeneca’s commercial launch of MOVANTIKTM will be subject to FDA and EMA approval as well as completion of the U.S. Drug Enforcement Agency’s (DEA) determination that MOVANTIKTM is an unscheduled drug under the Controlled Substances Act pursuant to a decontrol petition submitted by AstraZeneca in March 2012. There is no prescribed timeframe for the DEA to complete its review of the decontrol petition but we expect the DEA to complete its review in the months following completion of the FDA’s review of the MOVANTIKTM NDA.

On June 11-12, 2014, the FDA held an Anesthetic and Analgesic Drug Products Advisory Committee (Advisory Committee) meeting to review cardiovascular safety assessment requirements for the class of peripherally acting mu-opioid receptor antagonists (PAMORAs), which includes MOVANTIKTM. The meeting was convened to assess the necessity, timing, design and size of cardiovascular outcomes trials to support approval of products in the PAMORA class. On June 12, 2014, a majority of the Advisory Committee members voted in favor of a recommendation that the FDA should not require cardiovascular outcomes trials for PAMORAs. Following a clarification of the vote, the majority of the Committee suggested continued post-approval data collection for cardiovascular safety. The FDA is not bound by the Advisory Committee’s recommendation, but takes its advice into consideration when reviewing applications for investigational medicines. The Prescription Drug User Fee Act (PDUFA) date set by the FDA for MOVANTIKTM is September 16, 2014. If the FDA were to require a pre-approval CV Safety Study and AstraZeneca terminates the license agreement with us in its entirety or only with respect to its rights in the United States, it would have a material adverse effect on our business, financial condition, results of operations and prospects.

Our second most advanced proprietary drug candidate, etirinotecan pegol, is a next-generation topoisomerase I inhibitor. Etirinotecan pegol is currently being evaluated as a single-agent therapy in a Phase 3 open-label, randomized, multicenter clinical study in patients with metastatic breast cancer. This Phase 3 clinical study, which we call the BEACON study (BrEAst Cancer Outcomes with etirinotecan pegol, enrolled 852 patients with metastatic breast cancer that have previously received treatment with an anthracycline, a taxane, and capecitabine. We completed enrollment in the BEACON study in late July 2013. On January 14, 2014, we announced that the Independent Data Monitoring Committee created to provide safety oversight for the BEACON study recommended continuation of the Phase 3 BEACON study following an interim data analysis which was performed after reaching 50% of the events needed to achieve the primary endpoint of overall survival. In November 2012, the development program for metastatic breast cancer was granted Fast Track designation by the FDA. The BEACON study will continue to require a substantial investment through 2015.

Our third most advanced proprietary drug candidate, NKTR-181, is a novel mu-opioid analgesic drug candidate for chronic pain conditions. The molecule has been designed to have a slow rate of entry into the brain, which is expected to reduce the attractiveness of the molecule as a target of abuse and reduce other serious central nervous system-related side effects, such as sedation and respiratory depression, which are commonly associated with standard opioid therapies. In May 2012, the development program for

NKTR-181 for the treatment of moderate to severe chronic pain was granted Fast Track designation by the FDA. On June 19, 2013, we announced positive data from a human abuse liability study of NKTR-181. On September 26, 2013, we announced preliminary topline results from a Phase 2 clinical study of NKTR-181 in patients with moderate to severe chronic pain from osteoarthritis of the knee. The Phase 2 study utilized a double-blind, placebo-controlled, randomized withdrawal study design to assess the efficacy, safety and tolerability of NKTR-181. Of the 295 patients that entered the study, only nine (3%) patients did not achieve meaningful pain relief with NKTR-181. During the titration period, 53 (18%) patients discontinued treatment because of adverse events, most of which are those commonly associated with opioids. A total of 213 patients achieved an average 40% reduction in pain and entered the randomized phase of the study. NKTR-181 performed as expected as an opioid analgesic throughout the study. However, patients who were randomized to the placebo arm did not show the expected increase in pain scores observed in similar enriched enrollment, randomized withdrawal studies. This lack of a placebo rebound caused the Phase 2 study to miss the primary endpoint, which was the average change in a patient’s pain score from baseline to the end of the double-blind, randomized treatment period. In December 2013, we met with the FDA to discuss the results of the Phase 2 clinical study and certain preliminary considerations for the Phase 3 clinical study design. We are currently evaluating the appropriate Phase 3 clinical study design for NKTR-181 and expect to start a Phase 3 clinical study in early 2015.

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

Key Developments and Trends in Liquidity and Capital Resources

On January 28, 2014, we completed the issuance and sale of 9,775,000 shares of our common stock in a public offering with total proceeds of approximately $117.2 million after deducting the underwriting commissions and discounts of approximately $7.5 million. In addition, we incurred approximately $0.6 million in legal and accounting fees, filing fees, and other costs in connection with this offering.

As of June 30, 2014, we estimated that we had at least twelve months of working capital to fund our current business plans. At June 30, 2014, we had approximately $301.4 million in cash and investments in marketable securities, of which $25.0 million was restricted in relation to our 12.0% senior secured notes, and $159.8 million in indebtedness. The indebtedness includes $125.0 million in aggregate principal amount of 12.0% senior secured notes due July 15, 2017, but excludes our long-term liability relating to the sale of future royalties under the Purchase and Sale Agreement with RPI Finance Trust. As is further described in Note 4 to our Condensed Consolidated Financial Statements, this royalty obligation liability will not be settled in cash.

Results of Operations

Three and Six Months Ended June 30, 2014 and 2013

Revenue (in thousands, except percentages)

	Three months ended June 30, 2014	Three months ended June 30, 2013	Increase / (Decrease) 2014 vs. 2013	Percentage Increase / (Decrease) 2014 vs. 2013
Product sales and royalty revenue	$5,891	$10,675	$(4,784)	(45)%
Non-cash royalty revenue related to sale of future royalties	4,837	3,828	1,009	26%
License, collaboration and other revenue	17,785	19,359	(1,574)	(8)%

Total revenue	$28,513	$33,862	$(5,349)	(16)%

	Six months ended June 30, 2014	Six months ended June 30, 2013	Increase / (Decrease) 2014 vs. 2013	Percentage Increase / (Decrease) 2014 vs. 2013
Product sales and royalty revenue	$11,808	$22,810	$(11,002)	(48)%
Non-cash royalty revenue related to sale of future royalties	10,610	8,221	2,389	29%
License, collaboration and other revenue	25,866	25,835	31	<1%

Total revenue	$48,284	$56,866	$(8,582)	(15)%

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

Product sales and royalty revenue decreased for the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013 primarily due to decreased product sales as a result of decreased product demand from collaboration partners. We expect product sales and royalty revenue for the full year of 2014 to be substantially lower than 2013.

Non-cash royalty revenue related to sale of future royalties

In February 2012, we sold all of our rights to receive future royalty payments on CIMZIA® and MIRCERA®. As described in Note 4 to our Condensed Consolidated Financial Statements, this royalty sale transaction has been recorded as a liability that amortizes over the estimated royalty payment period. As a result of this liability accounting, even though the royalties from UCB and Roche are remitted directly to the purchaser of these royalty interests, we will continue to record revenue for these royalties. During the three months ended June 30, 2014 and 2013, we recognized $4.8 million and $3.8 million, respectively, in aggregate royalties from net sales of CIMZIA® and MIRCERA®. During the six months ended June 30, 2014 and 2013, we recognized $10.6 million and $8.2 million in aggregate royalties from net sales of CIMZIA® and MIRCERA®. We expect non-cash royalties from net sales of CIMZIA® and MIRCERA® in the full year of 2014 to decrease marginally as compared to 2013.

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

License, collaboration and other revenue decreased for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 primarily as a result of the recognition of a $10.0 million milestone achieved upon the start of the Amikacin Inhale Phase 3 clinical trial by Bayer in April 2013, partially offset by the achievement of $9.0 million of milestone payments resulting from the transfer of our manufacturing technology to two of our collaboration partners in the three months ended June 30, 2014. License, collaboration and other revenue for the six months ended June 30, 2014 was consistent with the six months ended June 30, 2013.

We expect license, collaboration and other revenue in 2014 will be significantly impacted by the outcome and timing of the MOVANTIKTM regulatory review events. In particular, in the event MOVANTIKTM is approved by the FDA, we would expect to recognize as revenue the $70.0 million payment received from AstraZeneca in November 2013, currently recorded as a liability on our Condensed Consolidated Balance Sheets, and we would be entitled to a $35.0 million milestone payment. If these events were to occur in 2014, our license, collaboration and other revenue for the full year of 2014 will increase significantly as compared to 2013.

Cost of Goods Sold and Product Gross Margin (in thousands, except percentages)

	Three months ended June 30, 2014	Three months ended June 30, 2013	Increase / (Decrease) 2014 vs. 2013	Percentage Increase / (Decrease) 2014 vs. 2013
Cost of goods sold	$5,108	$5,011	$97	2%
Product gross profit	$783	$5,664	$(4,881)	(86)%
Product gross margin	13%	53%

	Six months ended June 30, 2014	Six months ended June 30, 2013	Increase / (Decrease) 2014 vs. 2013	Percentage Increase / (Decrease) 2014 vs. 2013
Cost of goods sold	$13,015	$16,672	$(3,657)	(22)%
Product gross profit	$(1,207)	$6,138	$(7,345)	>100%
Product gross margin	(10)%	27%

Cost of goods sold during the three months ended June 30, 2014 was consistent with the three months ended June 30, 2013. Cost of goods sold decreased during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily due to the decrease in product sales of $10.5 million in the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

The decrease in product gross profit and product gross margin during the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013 is primarily due to the different mix of products sold as well as decreased manufacturing activity in 2014.

We expect product gross margin to continue to fluctuate in future periods depending on the level and mix of manufacturing orders due to the fixed cost base for our manufacturing activities. We currently expect product gross margin to be breakeven to slightly negative for the full year of 2014 as a result of the anticipated reduction in product sales in 2014 as compared to 2013, as well as based on the anticipated product mix.

Research and Development Expense (in thousands, except percentages)

	Three months ended June 30, 2014	Three months ended June 30, 2013	Increase / (Decrease) 2014 vs. 2013	Percentage Increase / (Decrease) 2014 vs. 2013
Research and development expense	$36,702	$52,230	$(15,528)	(30)%

	Six months ended June 30, 2014	Six months ended June 30, 2013	Increase / (Decrease) 2014 vs. 2013	Percentage Increase / (Decrease) 2014 vs. 2013
Research and development expense	$75,040	$97,848	$(22,808)	(23)%

Research and development expense consists primarily of personnel costs (including salaries, benefits, and stock-based compensation), clinical study costs, costs of third party research, materials, supplies, licenses and fees. Research and development expense also includes overhead allocations of support and facilities related costs.

Research and development expense decreased during the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013 primarily due to reduced activities on our ongoing Phase 3 BEACON study for etirinotecan pegol as the study progresses toward completion as well as the completion of our Phase 2 clinical study for NKTR-181 in the third quarter of 2013.

Research and development expense is not expected to be ratable over the four quarters of the year. Overall, we expect research and development expense to decrease in the full year of 2014 as compared to 2013.

Other than as described in the Overview section above, there have been no material changes to the status of clinical programs in the six months ended June 30, 2014 from the activities discussed in our Annual Report on Form 10-K for the year ended December 31, 2013 on file with the Securities and Exchange Commission.

General and Administrative Expense (in thousands, except percentages)

	Three months ended June 30, 2014	Three months ended June 30, 2013	Increase / (Decrease) 2014 vs. 2013	Percentage Increase / (Decrease) 2014 vs. 2013
General and administrative expense	$9,619	$9,226	$393	4%

	Six months ended June 30, 2014	Six months ended June 30, 2013	Increase / (Decrease) 2014 vs. 2013	Percentage Increase / (Decrease) 2014 vs. 2013
General and administrative expense	$19,547	$20,057	$(510)	(3)%

General and administrative expense includes the cost of administrative staffing, business development, marketing, finance and legal activities. General and administrative expense during the three and six months ended June 30, 2014 was consistent with the three and six months ended June 30, 2013. We expect general and administrative expenses during the full year of 2014 to be consistent with 2013.

Interest Expense (in thousands, except percentages)

	Three months ended June 30, 2014	Three months ended June 30, 2013	Increase / (Decrease) 2014 vs. 2013	Percentage Increase / (Decrease) 2014 vs. 2013
Interest expense	$4,488	$4,656	$(168)	(4)%
Non-cash interest expense on liability related to sale of future royalties	$5,134	$5,485	$(351)	(6)%

	Six months ended June 30, 2014	Six months ended June 30, 2013	Increase / (Decrease) 2014 vs. 2013	Percentage Increase / (Decrease) 2014 vs. 2013
Interest expense	$9,021	$9,301	$(280)	(3)%
Non-cash interest expense on liability related to sale of future royalties	$10,521	$11,028	$(507)	(5)%

In July 2012, we issued $125.0 million of 12% senior secured notes due July 15, 2017. Interest expense for the three and six month periods ended June 30, 2014 decreased marginally as compared to the three and six month periods ended June 30, 2013. We expect interest expense during the full year of 2014 to be consistent with 2013.

Non-cash interest expense on the liability related to sale of future royalties for the three and six month periods ended June 30, 2014 decreased marginally as compared to the three and six month periods ended June 30, 2013. We sold all of our rights to receive future royalty payments on CIMZIA® and MIRCERA® to RPI in exchange for a cash payment of $124.0 million in a royalty sale transaction in February 2012 as described in Note 4 to our Condensed Consolidated Financial Statements. We impute interest on the transaction and record interest expense at the effective interest rate, which we currently estimate to be approximately 17%. There are a number of factors that could materially affect the estimated interest rate and we will assess this estimate on a periodic basis. As a result, future interest rates could differ significantly and any such change in interest rate will be adjusted prospectively. Unless we adjust our estimated interest rate, we expect non-cash interest expense on the liability related to sale of future royalties during the full year of 2014 to decrease marginally compared to 2013.

Liquidity and Capital Resources

We have financed our operations primarily through revenue from product sales, royalties and research and development contracts, as well as public offering and private placements of debt and equity securities. At June 30, 2014, we had approximately $301.4 million in cash and investments in marketable securities, of which $25.0 million was restricted in relation to our 12.0% senior secured notes, and $159.8 million in indebtedness. The indebtedness includes $125.0 million in aggregate principal amount of 12.0% senior secured notes due July 15, 2017, but excludes our long-term liability relating to the sale of future royalties. As is further described in Note 4 to our Condensed Consolidated Financial Statements, this royalty obligation liability will not be settled in cash.

As of June 30, 2014, we estimated that we had at least twelve months of working capital to fund our current business plans. We expect the clinical development of our proprietary drug candidates, including etirinotecan pegol, Amikacin Inhale, NKTR-181, and NKTR-171, will require significant investment in order to continue to advance in clinical development with the objective of entering into a collaboration partnership or obtaining regulatory approval. However, we have no credit facility or any other sources of committed capital. In addition, while in the past we have received a number of significant payments from collaboration agreements and other significant transactions, we do not currently anticipate completing new transactions with substantial upfront payments in the near term. Our current business plan is also subject to significant uncertainties and risks as a result of, among other factors, expenses being higher than anticipated, unplanned expenses, cash receipts being lower than anticipated, and the need to satisfy contingent liabilities, including litigation matters and indemnification obligations.

The availability and terms of various financing alternatives substantially depend on the success or failure of our drug development programs, including MOVANTIKTM, etirinotecan pegol, BAX 855, Amikacin Inhale, NKTR-181, NKTR-171, as well as other early stage development programs. The availability and terms of financing alternatives and any future significant payments from existing or new collaborations all depend on the positive outcome of ongoing or planned clinical studies, whether we or our partners are successful in obtaining health authority approvals in major markets, and if approved, the commercial success of these drugs. In the event we do not enter into any new collaboration partnerships with significant upfront payments, do not receive the MOVANTIKTM milestone payments or incur repayment obligations arising from a FDA determination to require a significant preapproval CV Safety Study for MOVANTIKTM as described above, we would likely be required to pursue financing alternatives. In the event we determine to pursue financing alternatives, our objective would be to first explore financing alternatives that are not dilutive to the ownership of our common stock security holders. However, if non-dilutive financing alternatives are not available to us on commercially reasonable terms or at all, we could be required to pursue dilutive equity-based financing alternatives such as an offering of convertible debt or common stock. If we do not receive substantial milestone payments from our existing collaboration agreements, execute new high-value collaborations or other arrangements, or are unable to raise additional capital in one or more financing transactions, we would be unable to continue our current level of investment in research and development.

Due to the potential for adverse developments in the credit markets in 2014 and thereafter, we may experience reduced liquidity with respect to some of our investments in marketable securities. These investments are generally held to maturity, which, in accordance with our investment policy, is less than two years. However, if the need arises to liquidate such securities before maturity, we may experience losses on liquidation. At June 30, 2014, the average time to maturity of the investments held in our portfolio was approximately five months and the maturity of any single investment did not exceed one year. To date we have not experienced any liquidity issues with respect to these securities, but if such issues arise, we may be required to hold some, or all, of these securities until maturity. We believe that, even allowing for potential liquidity issues with respect to these securities, our remaining cash and investments in marketable securities will be sufficient to meet our anticipated cash needs for at least the next twelve months.

Cash flows from operating activities

Cash flows used in operating activities for the six months ended June 30, 2014 totaled $71.4 million, which includes $92.7 million of net operating cash uses as well as $7.5 million for interest payments on our senior secured notes, partially offset by the receipt of $28.8 million for milestones from collaboration agreements. Because of the nature and timing of certain cash receipts and payments, net cash utilization is not expected to be ratable over the four quarters of the year. We expect cash flows used in operating activities, excluding upfront and milestone payments received, if any, will increase for the full year of 2014 as compared to 2013.

Cash flows used in operating activities for the six months ended June 30, 2013 totaled $72.4 million, which includes $83.5 million of net operating cash uses as well as $7.7 million for interest payments on our senior secured notes, partially offset by the receipt of $18.8 million for milestones from collaboration agreements.

Cash flows from investing activities

We paid $5.2 million and $0.8 million to purchase property and equipment in the six months ended June 30, 2014 and 2013, respectively.

Cash flows from financing activities

On January 28, 2014, we completed the issuance and sale of 9,775,000 shares of our common stock in a public offering with total proceeds of approximately $117.2 million after deducting the underwriting commissions and discounts of approximately $7.5 million. In addition, we incurred approximately $0.6 million in legal and accounting fees, filing fees, and other costs in connection with this offering.

On February 24, 2012, we sold all of our rights to receive future royalty payments on CIMZIA® and MIRCERA® in exchange for a cash payment of $124.0 million. During the six month periods ended June 30, 2014 and 2013, we made payments of $7.0 million and $3.0 million, respectively, to the purchaser of these royalties because the minimum MIRCERA® net sales thresholds were not met. The remaining $121.4 million royalty obligation liability at June 30, 2014 will not be settled in cash.

We received $8.0 million and $2.6 million from issuances of common stock to employees under our equity compensation plans during the six months ended June 30, 2014 and 2013, respectively.

Contractual Obligations

There were no material changes during the six months ended June 30, 2014 to the summary of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2013 on file with the Securities and Exchange Commission.

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

Our market risks at June 30, 2014 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013 on file with the Securities and Exchange Commission.

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

Changes in Internal Control Over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. However, there was no change in our internal control over financial reporting that occurred in the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Drug development is a highly uncertain scientific and medical endeavor, and failure can unexpectedly occur at any stage of preclinical and clinical development. Typically, there is a high rate of attrition for drug candidates in preclinical and clinical trials due to scientific feasibility, safety, efficacy, changing standards of medical care and other variables. The risk of failure increases for our drug candidates that are based on new technologies, such as the application of our advanced polymer conjugate technology to small molecules, including MOVANTIKTM, etirinotecan pegol, NKTR-181, NKTR-171 and other drug candidates currently in discovery research or preclinical development. The failure of one or more of our drug candidates could have a material adverse effect on our business, financial condition and results of operations.

If we or our partners do not obtain regulatory approval for our drug candidates on a timely basis, or at all, or if the terms of any approval impose significant restrictions or limitations on use, our business, results of operations and financial condition will be negatively affected.

We or our partners may not obtain regulatory approval for drug candidates on a timely basis, or at all, or the terms of any approval (which in some countries includes pricing approval) may impose significant restrictions or limitations on use. Drug candidates must undergo rigorous animal and human testing and an extensive review process for safety and efficacy by the FDA and equivalent foreign government health authorities. The time required for obtaining regulatory decisions is uncertain and difficult to predict. The FDA and other U.S. and foreign health authorities have substantial discretion, at any phase of development, to terminate clinical studies, require additional clinical development or other testing, delay or withhold registration and marketing approval and mandate product withdrawals, including recalls. Further, health authorities have the discretion to analyze data using their own methodologies that may differ from those used by us or our partners which could lead such authorities to arrive at different conclusions regarding the safety or efficacy of a drug candidate. In addition, undesirable side effects caused by our drug candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restricted label or the delay or denial of regulatory approval by regulatory authorities.

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

If the FDA requires a cardiovascular safety study for MOVANTIKTM, it could have a material adverse impact on the MOVANTIKTM program and our business prospects and financial condition.

The FDA is exploring whether there is any evidence of potential elevated cardiovascular risk possibly related to the class of mu-opioid antagonist drugs and MOVANTIKTM is a mu-opioid antagonist. AstraZeneca completed a 52-week, long-term controlled safety trial of MOVANTIKTM as part of the Phase 3 MOVANTIKTM development program. The FDA’s general safety concern is based on data from other mu-opioid antagonist programs that may indicate increased cardiovascular risk associated with opioid withdrawal or the antagonism of the delta subtype of the opioid receptor, for which the FDA has not yet made a causal connection between these mechanisms and elevated cardiovascular risk. On June 11-12, 2014, the FDA held an Anesthetic and Analgesic Drug Products Advisory Committee (the Advisory Committee) meeting to review cardiovascular safety assessment requirements for the class of peripherally acting opioid receptor antagonists (PAMORAs), which includes MOVANTIKTM. The meeting was convened to assess the necessity, timing, design and size of cardiovascular outcomes trials to support approval of products in PAMORA class, for the proposed indication of OIC in patients taking opioids for chronic non-cancer pain. A majority of the Advisory Committee members voted in favor of a recommendation that the FDA should not require cardiovascular outcomes trials for PAMORAs. However, the FDA is not bound by the Advisory Committee’s recommendation and there can be no certainty as to the FDA’s final decision until the MOVANTIKTM regulatory review process is complete. If the FDA were to require a CV Safety Study prior to an approval of the NDA filed by AstraZeneca for MOVANTIKTM and AstraZeneca terminates the license agreement with us in its entirety or only with respect to its rights in the United States, it would have a material adverse effect on our business, financial condition, results of operations and prospects.

We amended our license agreement with AstraZeneca to enter into a risk sharing arrangement in the event that pre-approval or post-approval cardiovascular safety studies are required by the FDA for MOVANTIKTM. The amendment provides that if the FDA requires a cardiovascular safety study prior to approval of MOVANTIKTM and, as a result, AstraZeneca terminates its agreement with us in its entirety, we would be required to repay AstraZeneca the $70.0 million we received from AstraZeneca plus accrued interest at an interest rate of 4.5% per annum, compounded annually. If AstraZeneca elects to terminate the agreement only with respect to its license agreement rights in the U.S. due to a pre-approval cardiovascular safety study, then such amount would be paid through a 50% reduction of non-U.S. royalty amounts otherwise payable to us until the aggregate amount of such royalty reduction equals the total principal amount of $70.0 million plus accrued interest at an interest rate of 4.5% per annum, compounded annually. On the other hand, if the FDA determines a pre-approval cardiovascular safety study of MOVANTIKTM is not required, AstraZeneca is obligated to pay us an additional $35.0 million milestone payment. However, if the FDA requires a post-approval cardiovascular safety study as a condition to regulatory approval, then the royalty rate payable to us from net sales of MOVANTIKTM in the U.S. by AstraZeneca would be reduced by up to two percentage points to fund 33% of the external costs actually incurred by AstraZeneca to fund such post approval study subject to a $35.0 million aggregate cap.

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

We are a party to certain significant agreements, including an asset purchase agreement with Novartis pursuant to which we sold a significant portion of our pulmonary business at the end of 2008, the worldwide exclusive license agreement with AstraZeneca related to the further development and commercialization of MOVANTIKTM, and the purchase and sale agreement with RPI Finance Trust (RPI) related to the sale of our royalty interests in UCB’s CIMZIA® and Roche’s MIRCERA® that we completed in February 2012. Each of these agreements contains complex representations and warranties, covenants and indemnification obligations. If we breach any of our agreements with Novartis, AstraZeneca, RPI or any other third party agreements, it could subject us to substantial liabilities and harm our financial condition.

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

As of June 30, 2014, we had cash and investments in marketable securities valued at approximately $301.4 million, of which $25.0 million was restricted in relation to our 12.0% senior secured notes, and indebtedness of approximately $159.8 million. The indebtedness includes approximately $125.0 million in senior secured notes due July 2017, but excludes our long-term liability relating to the sale of future royalties as this royalty obligation liability will not be settled in cash. While we believe that our cash position will be sufficient to meet our liquidity requirements through at least the next 12 months, our future capital requirements will depend upon numerous unpredictable factors, including:

•	the cost, timing and outcomes of clinical studies and regulatory reviews of our proprietary drug candidates that we have licensed to our collaboration partners —important examples include MOVANTIKTM that has been licensed to AstraZeneca, Amikacin Inhale that has been licensed to Bayer, and BAX 855 that is being developed by Baxter;

•	if MOVANTIKTM is approved by the FDA and EMA, the timing of the commercial launch of MOVANTIKTM by AstraZeneca will be affected by the timing of DEA determination of the decontrolled status of MOVANTIKTM —we are entitled to milestone payments of $100.0 million and $40.0 million from AstraZeneca upon the first commercial sale of MOVANTIKTM by AstraZeneca in the United States and European Union, respectively.

•	if and when we receive potential milestone payments and royalties from our existing collaborations if the drug candidates subject to those collaborations achieve clinical, regulatory or commercial success;

•	the progress, timing, cost and results of our clinical development programs — in particular our Phase 3 BEACON study for etirinotecan pegol and our clinical studies for NKTR-181;

•	the success, progress, timing and costs of our efforts to implement new collaborations, licenses and other transactions that increase our current net cash, such as the sale of additional royalty interests held by us, term loan or other debt arrangements, and the issuance of securities;

•	the outcome of the regulatory review process and commercial success of drug products for which we are entitled to receive royalties (e.g., MOVANTIKTM being developed by AstraZeneca);

•	the number of patients, enrollment criteria, primary and secondary endpoints, and the number of clinical studies required by the government health authorities in order to consider for approval our drug candidates and those of our collaboration partners;

•	our general and administrative expenses, capital expenditures and other uses of cash; and

•	disputes concerning patents, proprietary rights, or license and collaboration agreements that negatively impact our receipt of milestone payments or royalties or require us to make significant payments arising from licenses, settlements, adverse judgments or ongoing royalties.

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

We or our partners may experience delays in clinical trials of drug candidates. Etirinotecan pegol in patients with metastatic breast cancer and BAX 855 are currently in Phase 3 clinical studies, and Bayer has initiated Phase 3 clinical development of BAY41-6551 with the first patient enrolled in April 2013. We are currently in the planning stage for a Phase 3 clinical study for NKTR-181 including continuing consultations with leaders in the pain clinical trial field and interactions with the FDA. Because it is unlikely that we will be able to identify a single cause for the Phase 2 study for NKTR-181 not meeting its primary efficacy endpoint, there is an increased risk in effectively designing a Phase 3 clinical study to demonstrate the efficacy of NKTR-181. These and other of our planned clinical studies may not begin on time, have an effective design, enroll a sufficient number of patients or be completed on schedule, if at all. Our clinical trials for any of our product candidates could be delayed for a variety of reasons, including:

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

Third-party claims involving proprietary rights or other matters could also result in substantial settlement payments or substantial damages to be paid by us. For instance, a settlement might require us to enter a license agreement under which we would pay substantial royalties or other compensation to a third party, diminishing our future economic returns from the related drug. In December 2013, we entered into a litigation settlement with the Research Foundation of the State University of New York (SUNY) pursuant to which we agree to the payment of a total of $12.0 million in future installments and certain other terms and conditions in exchange for the full release of certain breach of contract claims by SUNY. In October 2011, we entered into a settlement related to trade secret and breach of contract litigation where we agreed to make an upfront payment of $2.7 million and a future contingent payment of $3.0 million if a certain drug candidate receives FDA approval. In 2006, we entered into a litigation settlement related to an intellectual property dispute with the University of Alabama in Huntsville pursuant to which we paid $11.0 million and agreed to pay an additional $10.0 million in equal $1.0 million installments over ten years ending with the last payment due on July 1, 2016.

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

For the six months ended June 30, 2014, we reported a net loss of $78.8 million. If and when we achieve profitability depends upon a number of factors, including the timing and recognition of milestone payments and royalties received, the timing of revenue under our collaboration agreements, the amount of investments we make in our proprietary product candidates and the regulatory approval and market success of our product candidates. We may not be able to achieve and sustain profitability.

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

There are several competitors for our proprietary product candidates currently in development. For Amikacin Inhale, the current standard of care includes several approved intravenous antibiotics for the treatment of either hospital-acquired pneumonia or ventilator-associated pneumonia in patients on mechanical ventilators. For MOVANTIKTM, there are currently several alternative therapies used to address opioid-induced constipation (OIC) and opioid-induced bowel dysfunction (OBD), including subcutaneous Relistor® (methylnaltrexone bromide), oral Amitizia (lubiprostone), and oral and rectal over-the-counter laxatives and stool softeners such as docusate sodium, senna and milk of magnesia. In addition, there are a number of companies developing potential products which are in various stages of clinical development and are being evaluated for the treatment of OIC and OBD in different patient populations, including Cubist Pharmaceuticals, Inc., Progenics Pharmaceuticals, Inc. in collaboration with Salix Pharmaceuticals, Ltd., Mundipharma Int. Limited, Sucampo Pharmaceuticals, Inc., Develco Pharma GmbH, Alkermes, Inc., GlaxoSmithKline plc, Theravance, Inc., and Takeda Pharmaceutical Company Limited. For etirinotecan pegol, there are a number of chemotherapies and cancer therapies approved today and in various stages of clinical development for breast and ovarian cancers, including, but not limited to: Abraxane® (paclitaxel protein-bound particles for injectable suspension (albumin bound)), Xeloda® (capecitabine), Afinitor® (everolimus), Doxil® (doxorubicin HCl), Ellence® (epirubicin), Gemzar® (gemcitabine), Halaven® (eribulin), Herceptin® (trastuzumab), Hycamtin® (topotecan), Ixempra® (ixabepilone), Navelbine® (vinolrebine), Iniparib, Paraplatin® (carboplatin), Taxol® (paclitaxel) and Taxotere® (docetaxel). Major pharmaceutical or biotechnology companies with approved drugs or drugs in development for these cancers include, but are not limited to, Bristol-Meyers Squibb Company, Eli Lilly & Co., Roche, GlaxoSmithKline plc, Johnson and Johnson, Pfizer, Inc. Eisai, Inc., and Sanofi Aventis S.A. There are approved therapies for the treatment of colorectal cancer, including Eloxatin® (oxaliplatin), Camptosar® (irinotecan), Avastin® (bevacizumab), Zaltrap® (Ziv-afilbercept), Stivarga® (regorafenib), Erbitux® (cetuximab), Vectibix® (panitumumab), Xeloda® (capecitabine), Adrucil® (fluorouracil) and Wellcovorin® (leucovorin). In addition, there are a number of drugs in various stages of preclinical and clinical development from companies exploring cancer therapies or improved chemotherapeutic agents to potentially treat colorectal cancer, including, but not limited to, products in development from Bristol-Myers Squibb Company, Pfizer, Inc., GlaxoSmithKline plc, Antigenics, Inc., F. Hoffmann-La Roche Ltd., Novartis AG, Cell Therapeutics, Inc., Neopharm Inc. (acquired by Insys Therapeutics, Inc.), Meditech Research Ltd, Alchemia Limited, and Enzon Pharmaceuticals, Inc.

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

Our stock price is volatile. During the three months ended June 30, 2014, based on closing prices on The NASDAQ Global Select Market, our stock price ranged from $14.31 to $10.53 per share. We expect our stock price to remain volatile. A variety of factors may have a significant effect on the market price of our common stock, including the risks described in this section titled “Risk Factors” and the following:

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

None, including no purchases of any class of our equity securities by us or any affiliate pursuant to any publicly announced repurchase plan in the three months ended June 30, 2014.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Except as so indicated in Exhibits 32.1 and 101, the following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Documents

10.1(1)	Amended and Restated Employee Stock Purchase Plan.

31.1(2)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(2)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

101**	The following materials from Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

(1)	Incorporated by reference to the indicated exhibit in our Current Report on Form 8-K, filed on June 27, 2014.
(2)	Filed herewith.
*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as otherwise stated in such filing.
**	XBRL information is filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/S/ JOHN NICHOLSON
John Nicholson
Senior Vice President and Chief Financial Officer
Date: July 31, 2014

By:	/S/ JILLIAN B. THOMSEN
Jillian B. Thomsen
Senior Vice President, Finance and Chief Accounting Officer
Date: July 31, 2014

EXHIBIT INDEX

Except as so indicated in Exhibits 32.1 and 101, the following exhibits are filed as part of, or incorporated by reference in, this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Documents

10.1(1)	Amended and Restated Employee Stock Purchase Plan.

31.1(2)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(2)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

101**	The following materials from Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

(1)	Incorporated by reference to the indicated exhibit in our Current Report on Form 8-K, filed on June 27, 2014.
(2)	Filed herewith.
*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as otherwise stated in such filing.
**	XBRL information is filed herewith.