Form 10-Q
period 2014-09-30
NEKTAR THERAPEUTICS
filed 2014-11-07
CIK 906709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 128,441,406 on October 30, 2014.

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

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$32,008	$39,067
Restricted cash	25,000	—
Short-term investments	204,635	197,959
Accounts receivable, net	46,074	2,229
Inventory	11,695	13,452
Other current assets	4,708	5,175

Total current assets	324,120	257,882
Restricted cash	—	25,000
Property and equipment, net	69,275	66,974
Goodwill	76,501	76,501
Other assets	7,006	8,170

Total assets	$476,902	$434,527

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,428	$9,115
Accrued compensation	13,753	14,254
Accrued expenses	7,760	6,243
Accrued clinical trial expenses	9,643	16,905
Interest payable	3,167	6,917
Deferred revenue, current portion	24,626	23,664
Other current liabilities	16,172	21,123

Total current liabilities	80,549	98,221
Senior secured notes	125,000	125,000
Capital lease obligations, less current portion	5,339	8,049
Liability related to receipt of refundable milestone payment	—	70,000
Liability related to sale of future royalties, less current portion	120,492	121,520
Deferred revenue, less current portion	82,902	82,384
Other long-term liabilities	15,402	19,256

Total liabilities	429,684	524,430
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 10,000 shares authorized, no shares designated, issued or outstanding at September 30, 2014 or December 31, 2013, respectively	—	—
Common stock, $0.0001 par value; 300,000 authorized; 128,248 shares and 116,494 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	12	11
Capital in excess of par value	1,789,010	1,643,660
Accumulated other comprehensive loss	(1,178)	(1,181)
Accumulated deficit	(1,740,626)	(1,732,393)

Total stockholders’ equity (deficit)	47,218	(89,903)

Total liabilities and stockholders’ equity (deficit)	$476,902	$434,527

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue:
Product sales and royalty revenue	$6,172	$15,026	$17,980	$37,836
Non-cash royalty revenue related to sale of future royalties	6,143	4,523	16,753	12,744
License, collaboration and other revenue	120,556	41,360	146,422	67,195

Total revenue	132,871	60,909	181,155	117,775
Operating costs and expenses:
Cost of goods sold	9,220	12,877	22,235	29,549
Research and development	34,200	43,914	109,240	141,762
General and administrative	9,130	10,643	28,677	30,700

Total operating costs and expenses	52,550	67,434	160,152	202,011

Income (loss) from operations	80,321	(6,525)	21,003	(84,236)
Non-operating income (expense):
Interest income	133	116	399	639
Interest expense	(4,391)	(4,587)	(13,412)	(13,888)
Non-cash interest expense on liability related to sale of future royalties	(5,203)	(5,616)	(15,725)	(16,644)
Other income (expense), net	(7)	262	136	385

Total non-operating expense, net	(9,468)	(9,825)	(28,602)	(29,508)

Income (loss) before provision for income taxes	70,853	(16,350)	(7,599)	(113,744)
Provision for income taxes	248	193	634	610

Net income (loss)	$70,605	$(16,543)	$(8,233)	$(114,354)

Net income (loss) per share:
Basic	$0.55	$(0.14)	$(0.07)	$(0.99)

Diluted	$0.53	$(0.14)	$(0.07)	$(0.99)

Weighted average shares outstanding used in computing net income (loss) per share:
Basic	127,504	115,812	126,043	115,557

Diluted	132,177	115,812	126,043	115,557

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Comprehensive income (loss)	$70,314	$(16,896)	$(8,230)	$(115,686)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(8,233)	$(114,354)
Adjustments to reconcile net loss to net cash used in operating activities:
Recognition of previously received milestone payment which is no longer refundable	(70,000)	—
Non-cash royalty revenue related to sale of future royalties	(16,753)	(12,744)
Non-cash interest expense on liability related to sale of future royalties	15,725	16,644
Stock-based compensation	12,647	13,165
Depreciation and amortization	9,733	10,882
Other non-cash transactions	313	332
Changes in operating assets and liabilities:
Accounts receivable, net	(43,845)	1,248
Inventory	1,757	3,193
Other assets	679	6,817
Accounts payable	(3,670)	697
Accrued compensation	(501)	5,137
Accrued expenses	1,667	2,741
Accrued clinical trial expenses	(7,262)	(2,261)
Interest payable	(3,750)	(3,916)
Deferred revenue	1,480	(14,914)
Other liabilities	(7,366)	(4,825)

Net cash used in operating activities	(117,379)	(92,158)

Cash flows from investing activities:
Maturities of investments	171,826	274,011
Purchases of investments	(200,160)	(140,569)
Sales of investments	21,661	—
Purchases of property and equipment	(6,090)	(1,382)

Net cash (used in) provided by investing activities	(12,763)	132,060

Cash flows from financing activities:
Payment of capital lease obligations	(2,578)	(2,201)
Repayment of proceeds from sale of future royalties	(7,000)	(3,000)
Issuance of common stock, net of issuance costs	116,536	—
Proceeds from shares issued under equity compensation plans	16,168	5,253

Net cash provided by financing activities	123,126	52

Effect of exchange rates on cash and cash equivalents	(43)	20

Net (decrease) increase in cash and cash equivalents	(7,059)	39,974
Cash and cash equivalents at beginning of period	39,067	25,437

Cash and cash equivalents at end of period	$32,008	$65,411

Supplemental disclosure of cash flow information:
Cash paid for interest	$16,487	$17,097

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

Our research and development activities have required significant ongoing investment to date and are expected to continue to require significant investment. As a result, we expect to continue to incur substantial losses and negative cash flows from operations in the future. We have financed our operations primarily through cash generated from licensing, collaboration and manufacturing agreements and financing transactions. At September 30, 2014, we had approximately $261.6 million in cash and investments in marketable securities, of which $25.0 million was restricted in relation to our 12% senior secured notes, and $158.3 million in indebtedness. The indebtedness includes $125.0 million in aggregate principal amount of 12.0% senior secured notes due July 15, 2017, but excludes our long-term liability relating to the sale of future royalties. As is further described in Note 4, this royalty obligation liability will not be settled in cash.

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

Our comprehensive income (loss) consists of our net income (loss) plus our foreign currency translation gains and losses and unrealized holding gains and losses on available-for-sale securities, neither of which were significant during the three and nine month periods ended September 30, 2014 and 2013. In addition, there were no significant reclassifications out of accumulated other comprehensive income (loss) to the statements of operations during the three and nine month periods ended September 30, 2014 and 2013.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Accounting estimates and assumptions are inherently uncertain. Actual results could differ materially from those estimates and assumptions. On an ongoing basis, we evaluate our estimates, including those related to collaboration agreements and deferred revenue recognition periods, inventory, the impairment of investments, the impairment of goodwill and long-lived assets, contingencies, accrued clinical trial expenses, estimated interest expense from our liability related to our sale of future royalties, stock-based compensation, and ongoing litigation, among other estimates. We base our estimates on historical experience and on other assumptions that management believes are reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities when these values are not readily apparent from other sources.

Reclassifications

Certain items previously reported in specific financial statement captions have been reclassified to conform to the current period presentation. Such reclassifications do not materially impact previously reported revenue, operating income (loss), net income (loss), total assets, liabilities or stockholders’ equity (deficit).

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

Significant Concentrations

Our customers are primarily pharmaceutical and biotechnology companies that are located in the U.S. and Europe. Our accounts receivable balance contains billed and unbilled trade receivables from product sales and royalties, as well as milestones and time and materials based billings from collaborative research and development agreements. When appropriate, we provide for an allowance for doubtful accounts by reserving for specifically identified doubtful accounts. We generally do not require collateral from our customers. We perform a regular review of our customers’ payment histories and associated credit risk. We have not experienced significant credit losses from our accounts receivable and our allowance for doubtful accounts was not significant at either September 30, 2014 or December 31, 2013.

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

License, collaboration and other revenue

Upfront fees received by us in license and collaboration arrangements that include future obligations, such as manufacturing and supply obligations, are recognized ratably over our estimated expected performance period under each respective arrangement. We make our best estimate of the period over which we expect to fulfill our performance obligations, which may include technology transfer assistance, research activities, clinical development activities, and manufacturing activities from development through the commercialization of the product. Given the uncertainties of these collaboration arrangements, significant judgment is required to determine the duration of the performance period.

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

Income Taxes

For the three and nine month periods ended September 30, 2014 and 2013, we recorded an income tax provision for our Nektar India operations at an effective tax rate of approximately 34%. The U.S. federal deferred tax assets generated from our net operating losses have been fully reserved, as we believe it is not more likely than not that the benefit will be realized.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued guidance codified in ASC 606, Revenue Recognition — Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition, and is effective for public companies for fiscal years beginning after December 15, 2016. We are currently evaluating the impact of the provisions of ASC 606.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15). ASU 2014-15 requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for us in 2016 with early adoption permitted. We do not believe the impact of adopting ASU 2014-15 on our consolidated financial statements will be significant.

Note 2 — Cash and Investments in Marketable Securities

Cash and investments in marketable securities, including cash equivalents and restricted cash, are as follows (in thousands):

	Estimated Fair Value at
	September 30, 2014	December 31, 2013
Cash and cash equivalents	$32,008	$39,067
Short-term investments	204,635	197,959
Restricted cash	25,000	25,000

Total cash and investments in marketable securities	$261,643	$262,026

We invest in liquid, high quality debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in securities with maturities of two years or less and maintain a weighted average maturity of one year or less. Investments in securities with remaining maturities of less than one year, or where our intent is to use the investments to fund current operations or to make them available for current operations, are classified as short-term investments. As of September 30, 2014 and December 31, 2013, all of our investments had maturities of one year or less.

Gross unrealized gains and losses were not significant at either September 30, 2014 or December 31, 2013. During the three and nine month periods ended September 30, 2014, we sold available-for-sale securities totaling $21.7 million and gross realized gains and losses on those sales were not significant. During the three and nine month periods ended September 30, 2013, we did not sell any of our available-for-sale securities. The cost of securities sold is based on the specific identification method.

Restricted cash of $25.0 million is required to be maintained in a separate account until July 1, 2015 under the terms of our 12% senior secured notes due July 2017. From July 1, 2015 through the quarter ending June 30, 2017, the aggregate balance of our unrestricted cash and cash equivalents at the end of any two consecutive fiscal quarters may not be less than $25.0 million, subject to certain conditions.

Our portfolio of cash and investments in marketable securities includes (in thousands):

		Estimated Fair Value at
	Fair Value Hierarchy Level	September 30, 2014	December 31, 2013
Corporate notes and bonds	2	$177,168	$138,515
Corporate commercial paper	2	27,467	59,444

Available-for-sale investments		204,635	197,959
Money market funds	1	28,216	26,453
Cash, including restricted cash	N/A	28,792	37,614

Total cash and investments in marketable securities		$261,643	$262,026

Level 1 —	Quoted prices in active markets for identical assets or liabilities.
Level 2 —	Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 —	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

All of our investments are categorized as Level 1 or Level 2, as explained in the table above. We use a market approach to value our Level 2 investments. The disclosed fair value related to our investments is based primarily on the reported fair values in our period-end brokerage statements, which are based on market prices from a variety of industry standard data providers and generally represent quoted prices for similar assets in active markets or have been derived from observable market data. We independently validate these fair values using available market quotes and other information. During the three and nine month periods ended September 30, 2014 and 2013, there were no transfers between Level 1 and Level 2 of the fair value hierarchy.

Additionally, as of September 30, 2014, based on a discounted cash flow analysis using Level 3 inputs including financial discount rates, we believe the $125.0 million carrying amount of our 12% senior secured notes due July 2017 is consistent with its fair value.

Note 3 — Inventory

Inventory consists of the following (in thousands):

	September 30, 2014	December 31, 2013
Raw materials	$1,726	$3,947
Work-in-process	8,313	6,146
Finished goods	1,656	3,359

Total inventory	$11,695	$13,452

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

Note 4 — Liability Related to Sale of Future Royalties

On February 24, 2012, we entered into a Purchase and Sale Agreement (the Purchase and Sale Agreement) with RPI Finance Trust (RPI), an affiliate of Royalty Pharma, pursuant to which we sold, and RPI purchased, our right to receive royalty payments (the Royalty Entitlement) arising from the worldwide net sales, from and after January 1, 2012, of (a) CIMZIA®, under our license, manufacturing and supply agreement with UCB Pharma (UCB), and (b) MIRCERA®, under our license, manufacturing and supply agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (together referred to as Roche). We received aggregate cash proceeds for the Royalty Entitlement of $124.0 million. Although we sold all of our rights to receive royalties from the CIMZIA® and MIRCERA® products, as a result of our ongoing manufacturing and supply obligations related to the generation of these royalties, we will continue to account for these royalties as revenue. We recorded the $124.0 million in proceeds from this transaction as a liability (Royalty Obligation) that will be amortized using the interest method over the estimated life of the Purchase and Sale Agreement as royalties from the CIMZIA® and MIRCERA® products are remitted directly to RPI. During the nine months ended September 30, 2014 and 2013, we recognized $16.8 million and $12.7 million, respectively, in aggregate royalties from net sales of CIMZIA® and MIRCERA®.

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

Pursuant to the Purchase and Sale Agreement, in March 2014 and March 2013, we were required to pay RPI $7.0 million and $3.0 million, respectively, as a result of worldwide net sales of MIRCERA® for the 12 month periods ended on December 31, 2013 and 2012 not reaching certain minimum thresholds. As of September 30, 2014, we do not expect to make any further payments related to the Purchase and Sale Agreement.

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

To date, we have not incurred costs to defend lawsuits or settle claims related to these indemnification obligations. If any of our indemnification obligations is triggered, we may incur substantial liabilities. Because the aggregate amount of any potential indemnification obligation is not a stated amount, the overall maximum amount of any such obligations cannot be reasonably estimated. No liabilities have been recorded for these obligations in our Condensed Consolidated Balance Sheets at either September 30, 2014 or December 31, 2013.

Note 6 — Stockholders’ Equity

On January 28, 2014, we completed the issuance and sale of 9,775,000 shares of our common stock in a public offering with total proceeds to the Company of approximately $117.2 million after deducting the underwriting commissions and discounts of approximately $7.5 million. Additionally, we incurred approximately $0.7 million in legal and accounting fees, filing fees, and other costs in connection with this offering.

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

In accordance with our collaboration agreements, we recognized license, collaboration and other revenue as follows (in thousands):

		Three months ended September 30,		Nine months ended September 30,
Partner	Drug or Drug Candidate	2014	2013	2014	2013
AstraZeneca AB	MOVANTIKTM (NKTR-118) and MOVANTIKTM fixed-dose combination program (NKTR-119)	$105,000	$25,000	$105,001	$25,016
Baxter Healthcare	BAX 855 (Hemophilia)	9,096	201	10,103	1,499
Roche	PEGASYS® and MIRCERA®	3,200	2,625	9,614	7,875
Bayer Healthcare LLC	BAY41-6551 (Amikacin Inhale)	793	779	3,939	14,604
Amgen, Inc.	Neulasta®	1,250	1,250	3,750	3,750
Other		1,217	11,505	14,015	14,451

License, collaboration, and other revenue		$120,556	$41,360	$146,422	$67,195

As of September 30, 2014, our collaboration agreements include potential aggregate future payments for development milestones of approximately $138.3 million, including the milestone amounts from our collaboration agreements with Bayer and Baxter described below. In addition, we are entitled to receive up to $140.0 million and $75.0 million of contingent payments related to the MOVANTIKTM (previously referred to as naloxegol and NKTR-118) and MOVANTIKTM fixed-dose combination (previously referred to as NKTR-119) drug development programs, respectively, based on development and regulatory events to be pursued and completed solely by AstraZeneca.

There have been no material changes to our collaboration agreements in the three or nine months ended September 30, 2014, except as described below.

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

On September 16, 2014, the United States Food and Drug Administration (FDA) approved MOVANTIKTM for the treatment of opioid-induced constipation (OIC) in adult patients with chronic, non-cancer pain. As a result, on September 16, 2014, we were entitled to a $35.0 million non-refundable payment from AstraZeneca, which was fully recognized as revenue in September 2014 and was received in October 2014. In addition, the FDA’s approval of MOVANTIKTM extinguished our contingent obligation to repay the $70.0 million payment made to us by AstraZeneca in November 2013 after the MOVANTIKTM New Drug Application was accepted for review by the FDA. As a result, in September 2014, we fully recognized this $70.0 million payment, which was previously recorded in the line item “Liability related to receipt of refundable milestone payment” on our Condensed Consolidated Balance Sheet.

As part of its approval of MOVANTIKTM, the FDA required AstraZeneca to perform a post-marketing, observational epidemiological study comparing MOVANTIKTM to other treatments of OIC in patients with chronic, non-cancer pain. As a result, the royalty rate payable to us from net sales of MOVANTIKTM in the U.S. by AstraZeneca will be reduced by up to two percentage points to fund 33% of the external costs incurred by AstraZeneca to fund such post approval study subject to a $35.0 million aggregate cap. Any costs incurred by AstraZeneca can only be recovered by the reduction of the royalty paid to us. In no case can amounts be recovered by the reduction of a contingent payment due from AstraZeneca to us or through a payment from us to AstraZeneca.

We will be entitled to up to an additional $140.0 million of contingent payments, as well as royalties and annual sales milestones, upon the first commercial sale of MOVANTIKTM, $100.0 million of which will be payable upon the first commercial sale in the U.S. and $40.0 million of which will be payable upon the first commercial sale in one major European Union country. We are also entitled to receive up to $75.0 million of commercial launch contingent payments related to the MOVANTIKTM fixed-dose combination program, based on development events to be pursued and completed solely by AstraZeneca. In addition, we are entitled to royalties and sales milestone payments based on annual worldwide net sales of MOVANTIKTM and MOVANTIKTM fixed-dose combination products.

Roche: PEGASYS® and MIRCERA®

In February 1997, we entered into a license, manufacturing and supply agreement with Roche, under which we granted Roche a worldwide, exclusive license to certain intellectual property related to our proprietary PEGylation materials used in the manufacture and commercialization of PEGASYS®. As of September 30, 2014, we have deferred revenue of approximately $6.4 million related to this agreement, which we expect to recognize through December 2015, the period through which we are required to provide back-up manufacturing and supply services related to PEGASYS®.

In February 2012, we entered into a toll-manufacturing agreement with Roche under which we will manufacture the proprietary PEGylation material used by Roche to produce MIRCERA®. Roche entered into the toll-manufacturing agreement with the objective of establishing us as a secondary back-up supply source on a non-exclusive basis. Under the terms of our toll-manufacturing agreement, Roche paid us an upfront payment of $5.0 million and an additional $22.0 million in performance-based milestone payments upon our achievement of certain manufacturing readiness, validation and production milestones, including the delivery of specified quantities of PEGylation materials, all of which were completed as of January 2013. Roche will also pay us additional consideration for any future orders of the PEGylation materials for MIRCERA® beyond the initial quantities manufactured through January 2013. Roche has the right to terminate the toll-manufacturing agreement due to an uncured material default by us. As of September 30, 2014, we have deferred revenue of approximately $12.1 million related to this agreement, which we expect to recognize through December 2016, the estimated end of our obligations under this agreement.

In August 2013, we agreed to deliver additional quantities of PEGylation materials used by Roche to produce PEGASYS® and MIRCERA®, all of which were delivered in the last quarter of 2013, for total consideration of $18.6 million. We determined that these incremental activities should be considered a material modification of the existing PEGASYS® and MIRCERA® -related arrangements described above. As a result, we allocated the $18.6 million consideration to each of these arrangements and determined the amounts to be recognized or deferred based on the estimated selling prices of the undelivered obligations. As of September 30, 2014, we have deferred revenue of approximately $5.1 million related to these activities, which we expect to recognize through December 2016, the estimated end of our obligations under the modified arrangements.

Bayer Healthcare LLC: BAY41-6551 (Amikacin Inhale)

In August 2007, we entered into a co-development, license and co-promotion agreement with Bayer Healthcare LLC (Bayer) to develop a specially-formulated inhaled Amikacin. We are responsible for development and manufacturing and supply of the nebulizer device included in the Amikacin product. In April 2013, Bayer initiated a Phase 3 clinical trial in the treatment of intubated and mechanically ventilated patients with Gram-negative pneumonia. As of September 30, 2014, we have received an upfront payment of $40.0 million in 2007 and milestone payments totaling $30.0 million. In addition, in June 2013, we made a $10.0 million payment to Bayer for the reimbursement of its costs of the Phase 3 clinical trial.

In addition, we are entitled to receive a total of up to $50.0 million for development milestones upon achievement of certain development objectives, as well as sales milestones upon achievement of annual sales targets and royalties based on annual worldwide net sales of Amikacin Inhale. As of September 30, 2014, we have deferred revenue of approximately $21.2 million related to this agreement, which we expect to recognize through December 2026, the estimated end of our obligations under this agreement.

Amgen, Inc.: Neulasta®

In October 2010, we amended and restated an existing supply and license agreement by entering into a supply, dedicated suite and manufacturing guarantee agreement (the amended and restated agreement) and a license agreement with Amgen Inc. and Amgen Manufacturing, Limited. As of September 30, 2014, we have deferred revenue of approximately $30.4 million related to this agreement, which we expect to recognize through October 2020, the estimated end of our obligations under this agreement.

Baxter Healthcare: Hemophilia

In September 2005, we entered into an exclusive research, development, license and manufacturing and supply agreement with Baxter Healthcare SA and Baxter Healthcare Corporation (together referred to as Baxter) to develop products designed to improve therapies for Hemophilia A patients using our PEGylation technology. Under the terms of this agreement, as of September 30, 2014, we are entitled to up to $20.0 million of development milestones related to Hemophilia A upon achievement of certain development objectives, as well as sales milestones upon achievement of annual sales targets and royalties based on annual worldwide net sales of products resulting from this agreement. This Hemophilia A program includes BAX 855. In August 2014, Baxter announced positive top-line results from its Phase 3 pivotal clinical trial of BAX 855 which met the primary endpoint for the control and prevention of bleeding, routine prophylaxis and perioperative management for patients who were 12 years or older. As a result of this Phase 3 clinical trial meeting its primary endpoint, we achieved development milestones totaling $8.0 million. Given our significant efforts in the development of this product, we consider these milestones to be substantive and we recognized the milestones in their entirety in the three months ended September 30, 2014. As of September 30, 2014, we do not have significant deferred revenue related to this agreement.

Ophthotech Corporation: Fovista®

We are a party to an agreement with Ophthotech Corporation (Ophthotech), dated September 30, 2006, under which Ophthotech received a worldwide, exclusive license to certain of our proprietary PEGylation technology to develop, manufacture and sell Fovista®. Under the terms of our agreement, we are the exclusive supplier of all of Ophthotech’s clinical and commercial requirements for our proprietary PEGylation reagent used in Fovista®. On May 19, 2014, Ophthotech entered into a Licensing and Commercialization Agreement with Novartis Pharma AG for Fovista®. Under our agreement with Ophthotech, we were entitled to a $19.75 million payment in connection with this licensing agreement, which was received in June 2014. As of September 30, 2014, we have deferred revenue of approximately $19.3 million related to this agreement, which we expect to recognize through March 2028, the estimated end of our obligations under our agreement with Ophthotech.

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

Other

During the nine months ended September 30, 2014, two of our collaboration partners achieved the successful transfer of our commercial manufacturing process in connection with the PEGylation materials used in their products. In connection with our assistance with these manufacturing technology transfers, we received a total of $9.0 million of milestone payments. We concluded that these payments are substantive milestones and recognized them in their entirety in the three months ended June 30, 2014.

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

Note 8 — Stock-Based Compensation

Total stock-based compensation expense was recognized in our Condensed Consolidated Statements of Operations as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Cost of goods sold	$268	$327	$867	$974
Research and development expense	1,774	2,071	5,579	5,923
General and administrative expense	2,080	2,166	6,201	6,268

Total stock-based compensation	$4,122	$4,564	$12,647	$13,165

During the three months ended September 30, 2014 and 2013, we granted 632,550 and 449,010 stock options, respectively, at a weighted average grant-date fair value of $5.80 per share and $7.11 per share, respectively.

During the nine months ended September 30, 2014 and 2013, we granted 4,408,590 and 3,438,320 stock options, respectively, at a weighted average grant-date fair value of $5.84 per share and $4.95 per share, respectively.

As a result of stock issuances under our equity compensation plans, during the three months ended September 30, 2014 and 2013, we issued 961,395 and 306,859 common shares, respectively, and during the nine months ended September 30, 2014 and 2013, we issued 1,979,282 and 731,073 common shares, respectively.

Note 9 — Net Income (Loss) Per Share

Basic net income (loss) per share is calculated based on the weighted-average number of common shares outstanding during the periods presented. Diluted net income (loss) per share is calculated based on the weighted-average number of common shares outstanding, including potential dilutive securities. For all periods presented in the accompanying Condensed Consolidated Statements of Operations, the net income (loss) available to common stockholders is equal to the reported net income (loss).

The calculation of diluted net income per share for the three months ended September 30, 2014 includes the weighted average of potentially dilutive securities, which consists of approximately 4.7 million stock options.

For periods in which we have generated a net loss, basic and diluted net loss per share are the same due to the requirement to exclude potentially dilutive securities which would have an anti-dilutive effect on net loss per share. The weighted average of these potentially dilutive securities for the three months ended September 30, 2013 consisted of approximately 9.7 million stock options, and for the nine months ended September 30, 2014 and 2013 consisted of approximately 10.1 million and 13.0 million, respectively, stock options.

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

Overview

Strategic Direction of Our Business

We are a clinical-stage biopharmaceutical company developing a pipeline of drug candidates that utilize our PEGylation and advanced polymer conjugate technology platforms, which are designed to enable the development of new molecular entities that target known mechanisms of action. Our current proprietary pipeline is comprised of drug candidates across a number of therapeutic areas including oncology, pain, anti-infectives, and immunology. Our research and development activities involve small molecule drugs, peptides and other biologic drug candidates. We create innovative drug candidates by using our proprietary advanced polymer conjugate technologies and expertise to modify the chemical structure of pharmacophores to create new molecular entities. Polymer chemistry is a science focused on the synthesis or bonding of polymer architectures with drug molecules to alter the properties of a molecule. Additionally, we may utilize established pharmacologic targets to engineer a new drug candidate relying on a combination of the known properties of these targets and our proprietary polymer chemistry technology and expertise. Our drug candidates are designed to improve the overall benefits and use of a drug for patients by improving the metabolism, distribution, pharmacokinetics, pharmacodynamics, half-life and/or bioavailability of drugs. Our objective is to apply our advanced polymer conjugate technology platform to create new drug candidates in multiple therapeutic areas that address large potential markets.

Our most advanced proprietary product candidate, MOVANTIKTM (naloxegol), is the first once-daily peripherally acting mu-opioid receptor agonist (PAMORA) for the treatment of opioid induced constipation (OIC) in adult patients with chronic non-cancer pain. The FDA approved MOVANTIKTM on September 16, 2014, and on September 26, 2014, AstraZeneca announced that the Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency adopted a positive opinion recommending approval of MOVENTIG® (the naloxegol brand name in the European Union). The CHMP’s positive opinion on MOVENTIG® will be reviewed by the European Commission, which has the authority to approve medicines for the European Union. The final decision from the European Commission is expected in December 2014 and will be applicable to all 28 European Union member countries plus Iceland and Norway. Should the European Commission approve MOVENTIG®, it will be the first once-daily, oral PAMORA available in these markets for the treatment of OIC in adult patients who have had an inadequate response to laxatives. AstraZeneca’s commercial launch of MOVANTIKTM in both the U.S. and EU is subject to the completion of the U.S. Drug Enforcement Agency’s (DEA) determination that MOVANTIKTM is an unscheduled drug under the Controlled Substances Act (CSA). On October 29, 2014, the DEA published a notice of public rule making in the Federal Register designating MOVANTIKTM as a decontrolled substance under the CSA. We currently expect the decontrol process to be completed during the first quarter of 2015 although there is no prescribed timeframe for the DEA to complete the final rule-making process.

We are a party to an exclusive worldwide license agreement with AstraZeneca for the global development and commercialization of MOVANTIKTM and MOVANTIKTM fixed-dose combination products (formerly known as NKTR-119). The core Phase 3 clinical development program for MOVANTIKTM, which AstraZeneca called the KODIAC program, was comprised of four clinical trials which were designed to investigate the safety and efficacy of MOVANTIKTM for the treatment of OIC in adult patients with non-cancer related pain. The timing of the DEA’s completion of the decontrol process and AstraZeneca’s planned commercial launch of MOVANTIKTM in the United States will have a significant impact on our financial condition in 2015 with a $100 million commercial launch milestone becoming payable upon the first commercial sale of MOVANTIKTM. The outcome of the European Commission’s final regulatory decision on MOVENTIG®, and if approved, the timing of AstraZeneca’s first commercial sale of MOVENTIG® in a major European Union country will determine if and when we would receive the $40 million EU commercial launch milestone. AstraZeneca is responsible for all clinical, regulatory and commercialization costs for both the MOVANTIKTM drug candidate and all drug candidates within the MOVANTIKTM fixed-dose combination program.

Our second most advanced proprietary drug candidate, etirinotecan pegol, is a next-generation topoisomerase I inhibitor. Etirinotecan pegol is currently being evaluated as a single-agent therapy in a Phase 3 open-label, randomized, multicenter clinical study in patients with metastatic breast cancer. This Phase 3 clinical study, which we call the BEACON study (BrEAst Cancer Outcomes with etirinotecan pegol), enrolled 852 patients with metastatic breast cancer that have previously received treatment with an anthracycline, a taxane, and capecitabine. We completed enrollment in the BEACON study in late July 2013. On January 14, 2014, we announced that the Independent Data Monitoring Committee created to provide safety oversight for the BEACON study recommended continuation of the Phase 3 BEACON study following an interim data analysis which was performed after reaching 50% of the events needed to achieve the primary endpoint of overall survival. In November 2012, the development program for metastatic breast cancer was granted Fast Track designation by the FDA. The BEACON study will continue to require a substantial investment through 2015.

Our third most advanced proprietary drug candidate, NKTR-181, is a novel mu-opioid analgesic drug candidate for chronic pain conditions. The molecule has been designed to have a slow rate of entry into the brain, which is expected to reduce the attractiveness of the molecule as a target of abuse and reduce other serious central nervous system-related side effects, such as sedation and respiratory depression, which are commonly associated with standard opioid therapies. In May 2012, the development program for NKTR-181 for the treatment of moderate to severe chronic pain was granted Fast Track designation by the FDA. On June 19, 2013, we announced positive data from a human abuse liability study of NKTR-181. On September 26, 2013, we announced preliminary topline results from a Phase 2 clinical study of NKTR-181 in patients with moderate to severe chronic pain from osteoarthritis of the knee. The Phase 2 study utilized a double-blind, placebo-controlled, randomized withdrawal study design to assess the efficacy, safety and tolerability of NKTR-181. Of the 295 patients that entered the study, only nine (3%) patients did not achieve meaningful pain relief with NKTR-181. During the titration period, 53 (18%) patients discontinued treatment because of adverse events, most of which are those commonly associated with opioids. A total of 213 patients achieved an average 40% reduction in pain and entered the randomized phase of the study. NKTR-181 performed as expected as an opioid analgesic throughout the study. However, patients who were randomized to the placebo arm did not show the expected increase in pain scores observed in similar enriched enrollment, randomized withdrawal studies. This lack of a placebo rebound caused the Phase 2 study to miss the primary endpoint, which was the average change in a patient’s pain score from baseline to the end of the double-blind, randomized treatment period. We are working with the FDA to finalize the appropriate Phase 3 clinical study design for NKTR-181 and expect to begin dosing in a Phase 3 clinical study in early 2015.

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

We also have a significant collaboration with Baxter Healthcare to identify and develop PEGylated drug candidates with the objective of providing new long-acting therapies for hemophilia patients. Under the terms of this collaboration, we have granted Baxter a license to our PEGylation intellectual property, technology and expertise and we have performed research and development activities. Baxter is responsible for all clinical development. The first drug candidate in this collaboration, BAX 855, is a longer-acting (PEGylated) form of a full-length recombinant factor VIII (rFVIII) protein which has completed Phase 3 clinical development in patients with Hemophilia A. In August 2014, Baxter announced positive top-line results from its global, multi-center Phase 3 pivotal clinical trial of BAX 855 called PROLONG-ATE which met the primary endpoint for the control and prevention of bleeding, routine prophylaxis and perioperative management for patients who were 12 years or older. Baxter has announced that it plans to file a biologic license application with the FDA prior to the end of this year. If BAX 855 is approved by health authorities and is successfully commercialized by Baxter, this will represent a substantial royalty revenue opportunity for us, subject to significant risks and uncertainties relating to the health authority regulatory review process, and if approved, subsequent commercial success.

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

Key Developments and Trends in Liquidity and Capital Resources

On January 28, 2014, we completed the issuance and sale of 9,775,000 shares of our common stock in a public offering with total proceeds of approximately $117.2 million after deducting the underwriting commissions and discounts of approximately $7.5 million. In addition, we incurred approximately $0.7 million in legal and accounting fees, filing fees, and other costs in connection with this offering.

As of September 30, 2014, we estimated that we had at least twelve months of working capital to fund our current business plans. At September 30, 2014, we had approximately $261.6 million in cash and investments in marketable securities, of which $25.0 million was restricted in relation to our 12.0% senior secured notes, and $158.3 million in indebtedness. The indebtedness includes $125.0 million in aggregate principal amount of 12.0% senior secured notes due July 15, 2017, but excludes our long-term liability relating to the sale of future royalties under the Purchase and Sale Agreement with RPI Finance Trust. As is further described in Note 4 to our Condensed Consolidated Financial Statements, this royalty obligation liability will not be settled in cash.

Results of Operations

Three and Nine Months Ended September 30, 2014 and 2013

Revenue (in thousands, except percentages)

	Three months ended September 30, 2014	Three months ended September 30, 2013	Increase / (Decrease) 2014 vs. 2013	Percentage Increase / (Decrease) 2014 vs. 2013
Product sales and royalty revenue	$6,172	$15,026	$(8,854)	(59)%
Non-cash royalty revenue related to sale of future royalties	6,143	4,523	1,620	36%
License, collaboration and other revenue	120,556	41,360	79,196	>100%

Total revenue	$132,871	$60,909	$71,962	>100%

	Nine months ended September 30, 2014	Nine months ended September 30, 2013	Increase / (Decrease) 2014 vs. 2013	Percentage Increase / (Decrease) 2014 vs. 2013
Product sales and royalty revenue	$17,980	$37,836	$(19,856)	(52)%
Non-cash royalty revenue related to sale of future royalties	16,753	12,744	4,009	31%
License, collaboration and other revenue	146,422	67,195	79,227	>100%

Total revenue	$181,155	$117,775	$63,380	54%

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

Product sales and royalty revenue decreased for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013 primarily due to decreased product sales as a result of decreased product demand from collaboration partners. We expect product sales and royalty revenue for the full year of 2014 to be substantially lower than 2013.

Non-cash royalty revenue related to sale of future royalties

In February 2012, we sold all of our rights to receive future royalty payments on CIMZIA® and MIRCERA®. As described in Note 4 to our Condensed Consolidated Financial Statements, this royalty sale transaction has been recorded as a liability that amortizes over the estimated royalty payment period. As a result of this liability accounting, even though the royalties from UCB and Roche are remitted directly to the purchaser of these royalty interests, we will continue to record revenue for these royalties. During the three months ended September 30, 2014 and 2013, we recognized $6.1 million and $4.5 million, respectively, in aggregate royalties from net sales of CIMZIA® and MIRCERA®. During the nine months ended September 30, 2014 and 2013, we recognized $16.8 million and $12.7 million in aggregate royalties from net sales of CIMZIA® and MIRCERA®. We expect non-cash royalties from net sales of CIMZIA® and MIRCERA® in the full year of 2014 to be substantially consistent with 2013.

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

License, collaboration and other revenue increased for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013 primarily as a result of the recognition of $35.0 million and $70.0 million milestone payments from AstraZeneca as a result of the FDA’s approval of MOVANTIKTM in September 2014 as well as $8.0 million of milestones related to Baxter’s BAX 855 Phase 3 study in September 2014. These increases in 2014 as compared to 2013 were partially offset by the recognition of a $25.0 million payment from AstraZeneca achieved in September 2013 on the acceptance for review by the EMA of the MOVANTIKTM regulatory approval application filed by AstraZeneca as well as the recognition in July 2013 of the remaining $6.7 million deferred revenue balance related to our agreement with Affymax as a result of the termination of that agreement. In addition, in April 2013, we recognized a $10.0 million milestone achieved upon the start of the Amikacin Inhale Phase 3 clinical trial by Bayer.

We expect license, collaboration and other revenue for the full year of 2014 to be higher than 2013 due primarily to the MOVANTIKTM related milestones discussed above.

Cost of Goods Sold and Product Gross Margin (in thousands, except percentages)

	Three months ended September 30, 2014	Three months ended September 30, 2013	Increase / (Decrease) 2014 vs. 2013	Percentage Increase / (Decrease) 2014 vs. 2013
Cost of goods sold	$9,220	$12,877	$(3,657)	(28)%
Product gross profit	$(3,048)	$2,149	$(5,197)	(>100)%
Product gross margin	(49)%	14%

	Nine months ended September 30, 2014	Nine months ended September 30, 2013	Increase / (Decrease) 2014 vs. 2013	Percentage Increase / (Decrease) 2014 vs. 2013
Cost of goods sold	$22,235	$29,549	$(7,314)	(25)%
Product gross profit	$(4,255)	$8,287	$(12,542)	(>100)%
Product gross margin	(24)%	22%

Cost of goods sold decreased during the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily due to the decrease in product sales of $8.6 million in the three months ended September 30, 2014 compared to the three months ended September 30, 2013. Cost of goods sold decreased during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to the decrease in product sales of $19.1 million in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

The decrease in product gross profit and product gross margin during the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013 is primarily due to the different mix of products sold as well as decreased manufacturing activity in 2014.

We expect product gross margin to continue to fluctuate in future periods depending on the level and mix of manufacturing orders due to the fixed cost base for our manufacturing activities. We currently expect product gross margin to be negative for the full year of 2014 as a result of the anticipated reduction in product sales in 2014 as compared to 2013, as well as based on the anticipated product mix.

Research and Development Expense (in thousands, except percentages)

	Three months ended September 30, 2014	Three months ended September 30, 2013	Increase / (Decrease) 2014 vs. 2013	Percentage Increase / (Decrease) 2014 vs. 2013
Research and development expense	$34,200	$43,914	$(9,714)	(22)%

	Nine months ended September 30, 2014	Nine months ended September 30, 2013	Increase / (Decrease) 2014 vs. 2013	Percentage Increase / (Decrease) 2014 vs. 2013
Research and development expense	$109,240	$141,762	$(32,522)	(23)%

Research and development expense consists primarily of personnel costs (including salaries, benefits, and stock-based compensation), clinical study costs, costs of third party research, materials, supplies, licenses and fees. Research and development expense also includes overhead allocations of support and facilities related costs.

Research and development expense decreased during the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013 primarily due to reduced activities on our ongoing Phase 3 BEACON study for etirinotecan pegol as the study progresses toward completion as well as the completion of our Phase 2 clinical study for NKTR-181 in the third quarter of 2013.

Research and development expense is not expected to be ratable over the four quarters of the year. Overall, we expect research and development expense to decrease significantly in the full year of 2014 as compared to 2013.

Other than as described in the Overview section above, there have been no material changes to the status of clinical programs in the nine months ended September 30, 2014 from the activities discussed in our Annual Report on Form 10-K for the year ended December 31, 2013 on file with the Securities and Exchange Commission.

General and Administrative Expense (in thousands, except percentages)

	Three months ended September 30, 2014	Three months ended September 30, 2013	Increase / (Decrease) 2014 vs. 2013	Percentage Increase / (Decrease) 2014 vs. 2013
General and administrative expense	$9,130	$10,643	$(1,513)	(14)%

	Nine months ended September 30, 2014	Nine months ended September 30, 2013	Increase / (Decrease) 2014 vs. 2013	Percentage Increase / (Decrease) 2014 vs. 2013
General and administrative expense	$28,677	$30,700	$(2,023)	(7)%

General and administrative expense includes the cost of administrative staffing, business development, marketing, finance and legal activities. General and administrative expense during the three and nine months ended September 30, 2014 decreased marginally compared to the three and nine months ended September 30, 2013. We expect general and administrative expense during the full year of 2014 to be consistent with 2013.

Interest Expense (in thousands, except percentages)

	Three months ended September 30, 2014	Three months ended September 30, 2013	Increase / (Decrease) 2014 vs. 2013	Percentage Increase / (Decrease) 2014 vs. 2013
Interest expense	$4,391	$4,587	$(196)	(4)%
Non-cash interest expense on liability related to sale of future royalties	$5,203	$5,616	$(413)	(7)%

	Nine months ended September 30, 2014	Nine months ended September 30, 2013	Increase / (Decrease) 2014 vs. 2013	Percentage Increase / (Decrease) 2014 vs. 2013
Interest expense	$13,412	$13,888	$(476)	(3)%
Non-cash interest expense on liability related to sale of future royalties	$15,725	$16,644	$(919)	(6)%

In July 2012, we issued $125.0 million of 12% senior secured notes due July 15, 2017. Interest expense for the three and nine month periods ended September 30, 2014 decreased marginally as compared to the three and nine month periods ended September 30, 2013. We expect interest expense during the full year of 2014 to be consistent with 2013.

Non-cash interest expense on the liability related to sale of future royalties for the three and nine month periods ended September 30, 2014 decreased marginally as compared to the three and nine month periods ended September 30, 2013. We sold all of our rights to receive future royalty payments on CIMZIA® and MIRCERA® to RPI in exchange for a cash payment of $124.0 million in a royalty sale transaction in February 2012 as described in Note 4 to our Condensed Consolidated Financial Statements. We impute interest on the transaction and record interest expense at the effective interest rate, which we currently estimate to be approximately 17%. There are a number of factors that could materially affect the estimated interest rate and we assess this estimate on a periodic basis. As a result, future interest rates could differ significantly and any such change in interest rate will be adjusted prospectively. Unless we adjust our estimated interest rate, we expect non-cash interest expense on the liability related to sale of future royalties during the full year of 2014 to decrease marginally compared to 2013.

Liquidity and Capital Resources

We have financed our operations primarily through revenue from product sales, royalties and research and development contracts, as well as public offering and private placements of debt and equity securities. At September 30, 2014, we had approximately $261.6 million in cash and investments in marketable securities, of which $25.0 million was restricted in relation to our 12.0% senior secured notes, and $158.3 million in indebtedness. The indebtedness includes $125.0 million in aggregate principal amount of 12.0% senior secured notes due July 15, 2017, but excludes our long-term liability relating to the sale of future royalties. As is further described in Note 4 to our Condensed Consolidated Financial Statements, this royalty obligation liability will not be settled in cash.

As of September 30, 2014, we estimated that we had at least twelve months of working capital to fund our current business plans. We expect the clinical development of our proprietary drug candidates, including etirinotecan pegol, Amikacin Inhale, NKTR-181, and NKTR-171, will require significant investment in order to continue to advance in clinical development with the objective of entering into a collaboration partnership or obtaining regulatory approval. However, we have no credit facility or any other sources of committed capital. In addition, while in the past we have received a number of significant payments from collaboration agreements and other significant transactions, we do not currently anticipate completing new transactions with substantial upfront payments in the near term. Our current business plan is also subject to significant uncertainties and risks as a result of, among other factors, expenses being higher than anticipated, unplanned expenses, cash receipts being lower than anticipated, and the need to satisfy contingent liabilities, including litigation matters and indemnification obligations.

The availability and terms of various financing alternatives substantially depend on the success or failure of our drug development programs, including MOVANTIKTM, etirinotecan pegol, BAX 855, Amikacin Inhale, NKTR-181, NKTR-171, as well as other early stage development programs. The availability and terms of financing alternatives and any future significant payments from existing or new collaborations all depend on the positive outcome of ongoing or planned clinical studies, whether we or our partners are successful in obtaining health authority approvals in major markets, and if approved, the commercial success of these drugs. In the event we do not enter into any new collaboration partnerships with significant upfront payments or do not receive the MOVANTIKTM milestone payments as described above, we would likely be required to pursue financing alternatives. In the event we determine to pursue financing alternatives, our objective would be to first explore financing alternatives that are not dilutive to the ownership of our common stock security holders. However, if non-dilutive financing alternatives are not available to us on commercially reasonable terms or at all, we could be required to pursue dilutive equity-based financing alternatives such as an offering of convertible debt or common stock. If we do not receive substantial milestone payments from our existing collaboration agreements, execute new high-value collaborations or other arrangements, or are unable to raise additional capital in one or more financing transactions, we would be unable to continue our current level of investment in research and development.

Due to the potential for adverse developments in the credit markets in 2014 and thereafter, we may experience reduced liquidity with respect to some of our investments in marketable securities. These investments are generally held to maturity, which, in accordance with our investment policy, is less than two years. However, if the need arises to liquidate such securities before maturity, we may experience losses on liquidation. At September 30, 2014, the average time to maturity of the investments held in our portfolio was approximately four months and the maturity of any single investment did not exceed one year. To date we have not experienced any liquidity issues with respect to these securities, but if such issues arise, we may be required to hold some, or all, of these securities until maturity. We believe that, even allowing for potential liquidity issues with respect to these securities, our remaining cash and investments in marketable securities will be sufficient to meet our anticipated cash needs for at least the next twelve months.

Cash flows from operating activities

Cash flows used in operating activities for the nine months ended September 30, 2014 totaled $117.4 million, which includes $131.2 million of net operating cash uses as well as $15.0 million for interest payments on our senior secured notes, partially offset by the receipt of $28.8 million for milestones from collaboration agreements. During the nine months ended September 30, 2014, we recognized as revenue a $70.0 million payment made to us from AstraZeneca in November 2013, which was previously recorded in the line item “Liability related to receipt of refundable milestone payment” on our Condensed Consolidated Balance Sheets. As of September 30, 2014, the accounts receivable balance in our Condensed Consolidated Balance Sheet includes $35.0 million and $8.0 million of milestone payments receivable from AstraZeneca and Baxter, respectively. Because of the nature and timing of certain cash receipts and payments, net cash utilization is not expected to be ratable over the four quarters of the year. We expect cash flows used in operating activities, excluding upfront and milestone payments received, if any, will increase for the full year of 2014 as compared to 2013.

Cash flows used in operating activities for the nine months ended September 30, 2013 totaled $92.2 million, which includes $124.5 million of net operating cash uses as well as $15.2 million for interest payments on our senior secured notes, partially offset by the receipt of $47.5 million for milestones from collaboration agreements.

Cash flows from investing activities

We paid $6.1 million and $1.4 million to purchase property and equipment in the nine months ended September 30, 2014 and 2013, respectively.

Cash flows from financing activities

On January 28, 2014, we completed the issuance and sale of 9,775,000 shares of our common stock in a public offering with total proceeds of approximately $117.2 million after deducting the underwriting commissions and discounts of approximately $7.5 million. In addition, we incurred approximately $0.7 million in legal and accounting fees, filing fees, and other costs in connection with this offering.

On February 24, 2012, we sold all of our rights to receive future royalty payments on CIMZIA® and MIRCERA® in exchange for a cash payment of $124.0 million. During the nine month periods ended September 30, 2014 and 2013, we made payments of $7.0 million and $3.0 million, respectively, to the purchaser of these royalties because certain minimum MIRCERA® net sales thresholds were not met. The remaining $120.5 million royalty obligation liability at September 30, 2014 will not be settled in cash.

We received $16.2 million and $5.3 million from issuances of common stock to employees under our equity compensation plans during the nine months ended September 30, 2014 and 2013, respectively.

Contractual Obligations

There were no material changes during the nine months ended September 30, 2014 to the summary of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2013 on file with the Securities and Exchange Commission.

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

Our market risks at September 30, 2014 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013 on file with the Securities and Exchange Commission.

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

Changes in Internal Control Over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. However, there was no change in our internal control over financial reporting that occurred in the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We or our partners may not obtain regulatory approval for drug candidates on a timely basis, or at all, or the terms of any approval (which in some countries includes pricing approval) may impose significant restrictions or limitations on use. Drug candidates must undergo rigorous animal and human testing and an extensive review process for safety and efficacy by the FDA and equivalent foreign government health authorities. The time required for obtaining regulatory decisions is uncertain and difficult to predict. The FDA and other U.S. and foreign health authorities have substantial discretion, at any phase of development, to terminate clinical studies, require additional clinical development or other testing, delay or withhold registration and marketing approval and mandate product withdrawals, including recalls. Further, health authorities have the discretion to analyze data using their own methodologies that may differ from those used by us or our partners which could lead such authorities to arrive at different conclusions regarding the safety or efficacy of a drug candidate. In addition, undesirable side effects caused by our drug candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restricted label or the delay or denial of regulatory approval by regulatory authorities. For example, AstraZeneca will be conducting a post-marketing, observational epidemiological study comparing MOVANTIKTM to other treatments of OIC in patients with chronic, non-cancer pain and the results of this study could at some point in the future negatively impact the label, regulatory status, and commercial potential of MOVANTIKTM.

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

A number of companies have suffered significant unforeseen failures in late stage clinical studies due to factors such as inconclusive efficacy or safety, even after achieving positive results in earlier clinical studies that were satisfactory both to them and to reviewing government health authorities. While etirinotecan pegol and Amikacin Inhale have each demonstrated positive results from earlier clinical studies, there is a substantial risk that Phase 3 clinical study outcomes for these drug candidates from larger patient populations will not demonstrate positive efficacy, safety or other clinical outcomes sufficient to support regulatory filings and achieve regulatory approval. Phase 3 clinical study outcomes remain very unpredictable and it is possible that one or more of these Phase 3 clinical studies could fail at any time due to efficacy, safety or other important clinical findings or regulatory requirements. If one or more of these drug candidates fail in Phase 3 clinical studies, it would have a material adverse effect on our business, financial condition and results of operations.

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

As of September 30, 2014, we had cash and investments in marketable securities valued at approximately $261.6 million, of which $25.0 million was restricted in relation to our 12.0% senior secured notes, and indebtedness of approximately $158.3 million. The indebtedness includes approximately $125.0 million in senior secured notes due July 2017, but excludes our long-term liability relating to the sale of future royalties as this royalty obligation liability will not be settled in cash. While we believe that our cash position will be sufficient to meet our liquidity requirements through at least the next 12 months, our future capital requirements will depend upon numerous unpredictable factors, including:

•	the cost, timing and outcomes of clinical studies and regulatory reviews of our proprietary drug candidates that we have licensed to our collaboration partners —important examples include MOVANTIKTM that has been licensed to AstraZeneca, Amikacin Inhale that has been licensed to Bayer, and BAX 855 that is being developed by Baxter;

•	the timing of the commercial launch of MOVANTIKTM by AstraZeneca will impacted by the timing of the completion of the DEA decontrol process —we are entitled to milestone payments of $100.0 million and $40.0 million from AstraZeneca upon the first commercial sale of MOVANTIKTM by AstraZeneca in the United States and European Union, respectively. Although MOVENTIG® has received a positive opinion from the CHMP, the final regulatory approval decision has not yet been made by the European Commission and therefore remains subject to regulatory uncertainty.

•	if and when we receive potential milestone payments and royalties from our existing collaborations if the drug candidates subject to those collaborations achieve clinical, regulatory or commercial success;

•	the progress, timing, cost and results of our clinical development programs — in particular our Phase 3 BEACON study for etirinotecan pegol and our clinical studies for NKTR-181;

•	the success, progress, timing and costs of our efforts to implement new collaborations, licenses and other transactions that increase our current net cash, such as the sale of additional royalty interests held by us, term loan or other debt arrangements, and the issuance of securities;

•	the outcome of the regulatory review process and commercial success of drug products for which we are entitled to receive royalties (e.g., MOVANTIKTM being developed by AstraZeneca);

•	the number of patients, enrollment criteria, primary and secondary endpoints, and the number of clinical studies required by the government health authorities in order to consider for approval our drug candidates and those of our collaboration partners;

•	our general and administrative expenses, capital expenditures and other uses of cash; and

•	disputes concerning patents, proprietary rights, or license and collaboration agreements that negatively impact our receipt of milestone payments or royalties or require us to make significant payments arising from licenses, settlements, adverse judgments or ongoing royalties.

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

We or our partners may experience delays in clinical trials of drug candidates. Etirinotecan pegol in patients with metastatic breast cancer is currently in Phase 3 clinical studies, and Bayer has initiated Phase 3 clinical development of BAY41-6551 with the first patient enrolled in April 2013. We are currently in the planning stage for a Phase 3 clinical study for NKTR-181 including continuing consultations with leaders in the pain clinical trial field and interactions with the FDA. Because it is unlikely that we will be able to identify a single cause for the Phase 2 study for NKTR-181 not meeting its primary efficacy endpoint, there is an increased risk in effectively designing a Phase 3 clinical study to demonstrate the efficacy of NKTR-181. These and other of our planned clinical studies may not begin on time, have an effective design, enroll a sufficient number of patients or be completed on schedule, if at all. Our clinical trials for any of our product candidates could be delayed for a variety of reasons, including:

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

For the nine months ended September 30, 2014, we reported a net loss of $8.2 million. If and when we achieve profitability depends upon a number of factors, including the timing and recognition of milestone payments and royalties received, the timing of revenue under our collaboration agreements, the amount of investments we make in our proprietary product candidates and the regulatory approval and market success of our product candidates. We may not be able to achieve and sustain profitability.

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

Our stock price is volatile. During the three months ended September 30, 2014, based on closing prices on The NASDAQ Global Select Market, our stock price ranged from $10.55 to $14.48 per share. We expect our stock price to remain volatile. A variety of factors may have a significant effect on the market price of our common stock, including the risks described in this section titled “Risk Factors” and the following:

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

None, including no purchases of any class of our equity securities by us or any affiliate pursuant to any publicly announced repurchase plan in the three months ended September 30, 2014.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Except as so indicated in Exhibits 32.1 and 101, the following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Documents

31.1(1)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(1)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

101**	The following materials from Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

(1)	Filed herewith.
*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as otherwise stated in such filing.
**	XBRL information is filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/S/ JOHN NICHOLSON
John Nicholson
Senior Vice President and Chief Financial Officer
Date: November 6, 2014

By:	/S/ JILLIAN B. THOMSEN
Jillian B. Thomsen
Senior Vice President, Finance and Chief Accounting Officer
Date: November 6, 2014

EXHIBIT INDEX

Except as so indicated in Exhibits 32.1 and 101, the following exhibits are filed as part of, or incorporated by reference in, this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Documents

31.1(1)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(1)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

101**	The following materials from Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

(1)	Filed herewith.
*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as otherwise stated in such filing.
**	XBRL information is filed herewith.