Form 10-K
period 2014-12-31
NEKTAR THERAPEUTICS
filed 2015-02-26
CIK 906709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒

The approximate aggregate market value of voting stock held by non-affiliates of the registrant, based upon the last sale price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2014, as reported on the NASDAQ Global Select Market, was approximately $1,625,943,780. This calculation excludes approximately 457,759 shares held by directors and executive officers of the registrant. Exclusion of these shares does not constitute a determination that each such person is an affiliate of the registrant.

As of February 20, 2015, the number of outstanding shares of the registrant’s common stock was 131,381,612.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive Proxy Statement to be filed for its 2015 Annual Meeting of Stockholders are incorporated by reference into Part III hereof. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

NEKTAR THERAPEUTICS

2014 ANNUAL REPORT ON FORM 10-K

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

We are a biopharmaceutical company developing a pipeline of drug candidates that utilize our PEGylation and advanced polymer conjugate technology platforms, which are designed to enable the development of new molecular entities that target known mechanisms of action. Our current proprietary pipeline is comprised of drug candidates across a number of therapeutic areas including oncology, pain, anti-infectives, and immunology. Our research and development activities involve small molecule drugs, peptides and other biologic drug candidates. We create innovative drug candidates by using our proprietary advanced polymer conjugate technologies and expertise to modify the chemical structure of pharmacophores to create new molecular entities. Polymer chemistry is a science focused on the synthesis or bonding of polymer architectures with drug molecules to alter the properties of a molecule. Additionally, we may utilize established pharmacologic targets to engineer a new drug candidate relying on a combination of the known properties of these targets and our proprietary polymer chemistry technology and expertise. Our drug candidates are designed to improve the overall benefits and use of a drug for patients by improving the metabolism, distribution, pharmacokinetics, pharmacodynamics, half-life, bioavailability and mechanism of action. Our objective is to apply our advanced polymer conjugate technology platform to create new drug candidates in multiple therapeutic areas.

In 2014, we achieved the first approval of one of our proprietary drug candidates, MOVANTIK™ (previously referred to as naloxegol and NKTR-118), under a global license agreement with AstraZeneca AB (AstraZeneca). MOVANTIK™ is an oral peripherally-acting mu-opioid antagonist (PAMORA), approved in both the U.S. and Europe for the treatment of opioid-induced constipation, or OIC, a common side effect caused by chronic administration of prescription opioid pain medicines. MOVANTIK™ was developed using our oral small molecule polymer conjugate technology and we advanced this drug through the completion of Phase 2 clinical studies prior to licensing it to AstraZeneca. On September 16, 2014, the United States Food and Drug Administration, or FDA, approved MOVANTIK™ as the first once-daily oral PAMORA medication for the treatment of OIC, in adult patients with chronic, non-cancer pain. On December 9, 2014, the European Commission, or EC, granted Marketing Authorisation to MOVENTIG® (the naloxegol brand name in the European Union, or EU) as the first once-daily oral PAMORA to be approved in the European Union (EU) for the treatment of OIC in adult patients who have had an inadequate response to laxative(s). The EC’s approval applies to all 28 European Union member countries plus Iceland and Norway. On January 23, 2015, the United States Drug Enforcement Agency published its final rule in the Federal Register, effective immediately on the date it was published, which removed naloxegol and its salts from the schedules of the Controlled Substances Act. AstraZeneca is planning the commercial launch of MOVANTIK™ in the United States late in the first quarter of 2015 and commercial launch of MOVENTIG® in Europe in the second half of 2015.

Etirinotecan pegol (also known as NKTR-102), is a next-generation topoisomerase I (topo I) inhibitor currently being evaluated in a Phase 3 open-label, randomized, multicenter clinical study as a single-agent therapy for women with metastatic breast cancer. This Phase 3 clinical study, which we call the BEACON study (BrEAst Cancer Outcomes with NKTR-102), has completed enrollment of approximately 850 women with locally recurrent or metastatic breast cancer who have had prior treatment with anthracycline, taxane and capecitabine in either the adjuvant or metastatic setting. Patients in the BEACON study were randomized on a 1:1 basis to receive either single-agent etirinotecan pegol or a single agent of physician’s choice. The primary endpoint of the BEACON study is overall survival, and secondary endpoints include progression-free survival and objective tumor response rate. In November 2012, the FDA designated etirinotecan pegol as a Fast Track development program for the treatment of patients with locally recurrent or metastatic breast cancer progressing after treatment with an anthracycline, a taxane, and capecitabine. In January 2014, we announced that the Independent Data Monitoring Committee created to provide safety oversight for the BEACON study recommended continuation of the BEACON study following an interim data analysis which was performed after reaching 50% of the events needed to achieve the primary endpoint of overall survival. We have now achieved the necessary number of events in the BEACON study to assess the overall survival primary endpoint and other secondary endpoints. We are now conducting blinded data verification activities and currently plan to un-blind and announce the top-line data from the BEACON Study in March 2015. We have also studied etirinotecan pegol in colorectal cancer and ovarian cancer and, in addition, have provided or are providing support for investigator initiated research with etirinotecan pegol in patients with bevacizumab (Avastin)-resistant high-grade glioma, relapsed small cell lung cancer, metastatic and recurrent non-small cell lung cancer, and with refractory brain metastases in patients with lung cancer.

NKTR-181 is a novel mu-opioid analgesic drug candidate for chronic pain conditions. NKTR-181 has been designed to have a slow rate of entry into the brain, which is expected to reduce the attractiveness of the molecule as a target of abuse and reduce other serious central nervous system-related side effects, such as sedation and respiratory depression, which are associated with standard opioid therapies. NKTR-181’s potential abuse deterrent properties are inherent to its novel molecular structure and do not rely on a formulation approach, a common method used with opioid drugs to reduce their ease of conversion into abusable forms of an opioid. In May 2012, the FDA designated NKTR-181 as a Fast Track development program for the treatment of moderate to severe chronic pain. In June 2013, we announced results from a human abuse liability study that demonstrated that NKTR-181 had highly statistically significant lower “drug liking” scores and reduced “feeling high” scores as compared to oxycodone at all doses tested. In September 2013, we announced topline results from a Phase 2 clinical study of NKTR-181 in patients with moderate to severe chronic pain from osteoarthritis of the knee. In this study, NKTR-181 performed as expected as an opioid analgesic throughout the study. However, patients who were randomized to the placebo arm following a drug titration phase did not show the expected increase in pain scores observed in similar enriched enrollment, randomized withdrawal studies. This lack of a placebo rebound in the maintenance phase of the trial caused the Phase 2 study to miss the primary endpoint, which was the average change in a patient’s pain score from baseline to the end of the double-blind, randomized treatment period.

In October 2014, we had an end-of-Phase 2 meeting for NKTR-181 with the FDA, which included discussions of certain considerations for the Phase 3 clinical study program. In this Phase 3 program for NKTR-181 we plan to include two separate efficacy studies in patients with chronic lower back pain, a long-term safety study, and a human abuse liability study. We enrolled the first patient in this first Phase 3 study on February 24, 2015. In this first efficacy study, we plan to randomize approximately 416 chronic low back pain patients in a clinical study that utilizes an enriched enrollment randomized withdrawal design. The study includes a qualifying screening period, an open-label titration period where NKTR-181 is given to all patients, and then is followed by a 12 week double-blind randomized period where a total of approximately 416 patients will be randomized on a 1:1 basis to continue receiving NKTR-181 or crossover to receive placebo. The study design also includes a single interim analysis for sample size reassessment which will be conducted by an independent data monitoring committee. The primary endpoint will be change in weekly pain score in the double-blind randomized period relative to the baseline pain score and the key secondary endpoints will include percentage of responders (>30% reduction in pain score) and patient impression of change. We plan to have further interactions with the FDA to finalize the study design for the other clinical studies planned for the Phase 3 program.

We also have additional proprietary preclinical and clinical drug candidates in research and development. We have an ongoing Phase 1 clinical development program for NKTR-171, a new sodium channel blocker being developed as a potential oral therapy for the treatment of peripheral neuropathic pain. This year we plan to advance NKTR-214, an engineered immune-stimulatory cytokine being developed for the treatment of solid tumors, into a Phase 1 clinical study. NKTR-214 is engineered to selectively activate interlerleukin-2 (IL-2) receptors present on the surface of cytotoxic T cells that kill tumor cells, with relatively low affinity for IL-2 receptors present on the regulatory T cells that would otherwise dampen the immune response to tumors. We are also advancing numerous other drug candidates in preclinical development in the areas of cancer immunotherapy, pain and other therapeutic indications.

We have a collaboration with Baxter Healthcare (Baxter), to identify and develop PEGylated drug candidates with the objective of providing new long-acting therapies for hemophilia patients. Under the terms of this collaboration, we are providing our PEGylation technology and expertise and Baxter is responsible for all clinical development. The first drug candidate in this collaboration is BAX 855, an investigational, extended half-life recombinant factor VIII (rFVIII) treatment for hemophilia A based on ADVATE [Antihemophilic Factor (Recombinant)]. In December 2014, Baxter announced that it filed a biologic license application with the FDA for BAX 855. This regulatory submission was based on positive results from a prospective, global, multi-center, open-label, two-arm Phase 3 study of BAX 855 in 137 previously treated patients. Baxter reported that the results demonstrated that BAX 855 met its primary endpoint in the control and prevention of bleeding episodes and routine prophylaxis for patients who were 12 years or older.

We also have a collaboration with Bayer Healthcare LLC (Bayer), to develop BAY41-6551 (Amikacin Inhale, formerly known as NKTR-061), which is an inhaled solution of amikacin, an aminoglycoside antibiotic. We originally developed the NKTR-061 drug candidate and the associated liquid aerosol inhalation platform and entered into a collaboration agreement with Bayer to advance the drug candidate into further clinical development and potential commercialization. Bayer is currently enrolling patients in a Phase 3 clinical study for Amikacin Inhale. Bayer is conducting this study under a Special Protocol Assessment process agreed to with the FDA.

We also have a number of license, manufacturing and supply agreements with leading biotechnology and pharmaceutical companies, including Amgen Inc., Allergan, Inc., Halozyme Therapeutics, Inc., Merck & Co., Inc., Ophthotech Corporation, Pfizer, Inc., F. Hoffmann-La Roche Ltd (Roche), and UCB Pharma. A total of nine products using our PEGylation technology have received regulatory approval in the U.S. or E.U. There are also a number of other products in clinical development that incorporate our advanced PEGylation and advanced polymer conjugate technologies.

On December 31, 2008, we completed the sale and transfer of certain pulmonary technology rights, certain pulmonary collaboration agreements and approximately 140 dedicated pulmonary personnel and operations to Novartis Pharma AG (Novartis). We retained all of our rights to Amikacin Inhale and our right to receive royalties on net sales of the Cipro DPI (Cipro Dry Powder Inhaler, previously called Cipro Inhale) program with Bayer Schering Pharma AG that we transferred to Novartis as part of the transaction. In August 2012, Bayer initiated a global Phase 3 program called RESPIRE for the Cipro DPI product candidate in patients with non-cystic fibrosis bronchiectasis. The two placebo-controlled trials, RESPIRE-1 and RESPIRE-2, are enrolling up to 600 patients and will evaluate Cipro DPI as a chronic, intermittent therapy over a period of 48 weeks.

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

Small Molecule Stable Polymer Conjugates

Our customized approach for small molecule polymer conjugates allows for the fine-tuning of the physicochemical and pharmacological properties of small molecule oral drugs to potentially increase their therapeutic benefit. In addition, this approach can enable oral administration of subcutaneously or intravenously delivered small molecule drugs that have low bioavailability when delivered orally. The benefits of this approach can also include: improved potency, modified biodistribution with enhanced pharmacodynamics, and reduced transport across specific membrane barriers in the body, such as the blood-brain barrier. Two examples of reducing transport across the blood-brain barrier are MOVANTIK™, an orally-available peripherally-acting opioid antagonist that was recently approved in the United States and European Union, and NKTR-171, a novel peripherally-acting sodium channel blocker that is currently in a Phase 1 clinical study for the treatment of neuropathic pain. An additional example of the application of membrane transport, specifically slowing transport across the blood-brain barrier is NKTR-181, an orally-available mu-opioid analgesic molecule that is currently in Phase 3 development.

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

Large Molecule Polymer Conjugates (Proteins and Peptides)

Our customized approaches with large molecule polymer conjugates have enabled numerous successful PEGylated biologics on the market today. Based on our knowledge of the technology and biologics, our scientists have designed novel hydrolyzable linkers that in many cases can be used to optimize bioactivity. Through rational drug design, a protein or peptide’s pharmacokinetics and pharmacodynamics can be substantially improved and its half-life can be significantly extended. An example of this is BAX 855, a longer-acting (PEGylated) form of a full-length recombinant factor VIII (rFVIII) protein, for which Baxter filed a biologic license application with the United States Food and Drug Administration on December 1, 2014.

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

Nektar Proprietary Drugs and Drug Candidates in Clinical Development

The following table summarizes our proprietary drugs and drug candidates that have either received regulatory approval or are being developed by us or in collaboration with other pharmaceutical companies or independent investigators. The table includes the type of molecule or drug, the target indications for the drug candidate, and the status of the clinical development program.

Drug Candidate	Target Indication	Status(1)
MOVANTIK™ (naloxegol tablets)	Opioid-induced constipation in adult patients with chronic non-cancer pain	Approved in U.S. (Partnered with AstraZeneca AB)

MOVENTIG® (brand name for MOVANTIK™ in Europe)	Opioid-induced constipation in adult patients who have an inadequate response to laxatives	Approved in E.U. (Partnered with AstraZeneca AB)

Etirinotecan pegol (next-generation topoisomerase I inhibitor)	Locally recurrent or metastatic breast cancer	Phase 3

BAX 855 (PEGylated rFVIII)	Hemophilia A	Phase 3 ongoing and filed for approval in U.S. (partnered with Baxter Healthcare)

Drug Candidate	Target Indication	Status(1)
BAY41-6551 (Amikacin Inhale, formerly NKTR-061)	Gram-negative pneumonias	Phase 3 (Partnered with Bayer Healthcare LLC)*

NKTR-181 (orally-available mu-opioid analgesic molecule)	Moderate to severe chronic pain	Phase 3

Etirinotecan pegol	Platinum-resistant/refractory ovarian cancer	Completed Phase 2

Etirinotecan pegol	Second-line metastatic colorectal cancer in patients with the KRAS gene mutation	Completed Phase 2

Etirinotecan pegol (in combination with 5-Fluorouracil/leucovorin)	Gastrointestinal-related solid tumors	Completed Phase 1

NKTR-171 (orally-available peripherally-acting sodium channel blocker)	Neuropathic pain	Phase 1

MOVANTIK™ fixed-dose combinations (opioid/naloxegol combinations)	Chronic pain without constipation	Research/Preclinical (Partnered with AstraZeneca AB)

NKTR-214 (cytokine immunostimulatory therapy)	Oncology	Research/Preclinical

(1)	Status definitions are:

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

Drug	Primary or Target Indications	Drug Marketer/Partner	Status(1)
Neulasta® (pegfilgrastim)	Neutropenia	Amgen Inc.	Approved

PEGASYS® (peginterferon alfa-2a)	Hepatitis-C	F. Hoffmann-La Roche Ltd	Approved

Somavert® (pegvisomant)	Acromegaly	Pfizer Inc.	Approved

PEG-INTRON® (peginterferon alfa-2b)	Hepatitis-C	Merck (through its acquisition of Schering-Plough Corporation)	Approved

Macugen® (pegaptanib sodium injection)	Age-related macular degeneration	Valeant Pharmaceuticals International, Inc.	Approved

CIMZIA® (certolizumab pegol)	Rheumatoid arthritis	UCB Pharma	Approved*

CIMZIA® (certolizumab pegol)	Crohn’s disease	UCB Pharma	Approved*

CIMZIA® (certoluzimab pegol)	Psoriasis/Ankylosing Spondylitis	UCB Pharma	Approved*

MIRCERA® (C.E.R.A.) (Continuous Erythropoietin Receptor Activator)	Anemia associated with chronic kidney disease in patients on dialysis and patients not on dialysis	F. Hoffmann-La Roche Ltd	Approved**

OMONTYS® (peginesatide)	Anemia associated with chronic kidney disease (CKD) in adult patients on dialysis	Affymax, Inc.	Approved (currently withdrawn from market)

MOVANTIKTM (naloxegol tablets)	Opioid-induced constipation in adult patients with chronic non-cancer pain	AstraZeneca AB	Approved in U.S.

MOVENTIG® (brand name for MOVANTIKTM in Europe)	Opioid-induced constipation in adult patients who have an inadequate response to laxatives	AstraZeneca AB	Approved in E.U.

SEMPRANA®	Migraine	Allergan, Inc.	Filed for approval in U.S.

BAX 855 (PEGylated rFVIII)	Hemophilia A	Baxter Healthcare	Phase 3 ongoing and filed for approval in U.S.

Drug	Primary or Target Indications	Drug Marketer/Partner	Status(1)
FOVISTA™	Neovascular age-related macular degeneration	Ophthotech Corporation	Phase 3

Cipro Dry Powder Inhaler (Cipro DPI)	Cystic fibrosis lung infections	Bayer Schering Pharma AG	Phase 3***

PEGPH20	Pancreatic and Non-Small Cell Lung Cancer	Halozyme Therapeutics, Inc.	Phase 1 and 2

Longer-acting blood clotting proteins	Hemophilia	Baxter Healthcare	Research/Preclinical

(1)	Status definitions are:

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
**

Amgen Inc. prevailed in a patent lawsuit against F. Hoffmann-La Roche Ltd (Roche) and as a result of this legal ruling Roche was prevented from marketing MIRCERA® in the U.S. until July 2014. In February 2012, we sold our rights to receive royalties on future worldwide net sales of MIRCERA® effective as of January 1, 2012 until the agreement with Roche is terminated or expires.

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

Overview of Selected Nektar Proprietary Drug Development Programs and Significant Partnered Drug Development Programs

MOVANTIKTM and MOVANTIKTM Fixed-Dose Combination Products (previously referred to as naloxegol, NKTR-118 and NKTR-119), License Agreement with AstraZeneca AB

In September 2009, we entered into a global license agreement with AstraZeneca AB pursuant to which we granted AstraZeneca a worldwide, exclusive, perpetual, royalty-bearing license under our patents and other intellectual property to develop, market and sell MOVANTIKTM and MOVANTIKTM fixed-dose combination products. MOVANTIKTM was developed using our oral small molecule polymer conjugate technology and we advanced this drug through the completion of Phase 2 clinical studies prior to licensing it to AstraZeneca. MOVANTIKTM is an orally-available peripherally-acting mu-opioid antagonist being investigated for the treatment of opioid-induced constipation (OIC), which is a common side effect of prescription opioid medications. Opioids attach to specific proteins called opioid receptors. When the opioids attach to certain opioid receptors in the gastrointestinal tract, constipation may occur. OIC is a result of decreased fluid absorption and lower gastrointestinal motility due to opioid receptor binding in the gastrointestinal tract.

On September 16, 2014, the FDA approved MOVANTIKTM as the first once-daily oral peripherally-acting mu-opioid receptor antagonist (PAMORA) medication for the treatment of OIC in adult patients with chronic, non-cancer pain. On December 9, 2014, the European Commission, or EC, granted Marketing Authorisation to MOVENTIG® (the naloxegol brand name in the European Union, or EU) as the first once-daily oral PAMORA to be approved in the EU for the treatment of OIC in adult patients who have had an inadequate response to laxative(s). The EC’s approval applies to all 28 European Union member countries plus Iceland and Norway. On January 23, 2015, the DEA published the final rule in the Federal Register, effective immediately on the date it was published, removing naloxegol and its salts from the schedules of the Controlled Substances Act. AstraZeneca is planning the commercial launch of MOVANTIK™ in the United States late in the first quarter of 2015 and MOVENTIG® in the second half of 2015.

Under the terms of our license agreement, AstraZeneca made an initial license payment to us of $125.0 million and AstraZeneca has responsibility for all activities and bears all costs associated with research, development and commercialization for MOVANTIKTM and MOVANTIKTM fixed-dose combination products. We received $70.0 million and $25.0 million upon the acceptance for review of MOVANTIKTM regulatory approval applications filed with the FDA and European Medicines Agency (EMA), respectively, in 2013. In 2014, we received an additional $35.0 million payment upon the FDA’s approval of MOVANTIKTM. The remaining $140.0 million of development milestone payments are due upon the commercial launches of MOVANTIKTM in the U.S. ($100 million) and in the E.U. ($40 million). We are also entitled to up to $375.0 million in sales milestones for MOVANTIKTM if the program achieves certain annual commercial sales levels. For the MOVANTIKTM fixed-dose combination products, we are also eligible to receive significant development milestones as well as significant sales milestone payments if the program achieves certain annual commercial sales levels. For both MOVANTIKTM and the fixed-dose combination products, we are also entitled to significant double-digit royalty payments starting at 20% of net sales in the U.S. and 18% of net sales in the E.U. and rest of world, varying by country of sale and level of annual net sales. Our right to receive royalties (subject to certain adjustments) in any particular country will expire upon the later of (a) a specified period of time after the first commercial sale of the product in that country or (b) the expiration of patent rights in that particular country. AstraZeneca has agreed to use commercially reasonable efforts to develop one MOVANTIKTM fixed-dose combination product and has the right to develop multiple products which combine MOVANTIKTM with opioids.

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

Etirinotecan pegol is currently being evaluated as a single-agent therapy (145 mg/m2 every 21 days) in a Phase 3 open-label, randomized, multicenter clinical study in patients with metastatic breast cancer. This Phase 3 clinical study, which we call the BEACON study (BrEAst Cancer Outcomes with NKTR-102), enrolled approximately 850 patients with metastatic breast cancer who have had prior treatment with anthracycline, taxane and capecitabine in either the adjuvant or metastatic setting. We completed enrollment in the BEACON study in late July 2013. This study randomized patients on a 1:1 basis to receive single-agent etirinotecan pegol or a single agent chosen from a defined set of physician’s choice alternatives. The physician’s choice single agents include the following: ixabepilone, vinorelbine, gemcitabine, eribulin, or a taxane. Randomization was stratified by geographic region, prior treatment with eribulin and whether or not the patient had triple negative breast cancer. The primary endpoint of the BEACON study is overall survival, and secondary endpoints include progression-free survival and objective tumor response rate. Secondary endpoints and objectives also include clinical benefit rate, duration of response, pharmacokinetic data, safety profiles, quality-of-life measurements, and pharmacoeconomic implications. Exploratory objectives of the study include collecting specific biomarker data to correlate with objective tumor response rate, progression-free survival, overall survival and selected toxicities. In November 2012, the FDA designated etirinotecan pegol as a Fast Track development program for the treatment of patients with locally recurrent or metastatic breast cancer progressing after treatment with an anthracycline, a taxane, and capecitabine. On January 14, 2014, we announced that the Independent Data Monitoring Committee, or the DMC, created to provide safety oversight for the BEACON study recommended continuation of the Phase 3 BEACON study following an interim data analysis which was performed after reaching 50% of the events needed to achieve the primary endpoint of overall survival. We are now conducting blinded data verification activities and currently plan to unblind and announce the top-line data from the BEACON Study in March 2015.

According to the American Cancer Society and World Health Organization, more than 1.4 million women worldwide are diagnosed with breast cancer globally every year. The chance of developing invasive breast cancer at some time in a woman’s life is a little less than one in eight (12%). In 2015, the American Cancer Society estimates there will be 231,840 new cases of breast cancer in the U.S. Metastatic breast cancer refers to cancer that has spread from the breast to distant sites in the body. Anthracyclines and taxanes are the among the most active and widely used chemotherapeutic agents for breast cancer, but the increased use of these agents at an early stage of disease often renders tumors resistant to these drugs by the time the disease recurs, thereby reducing the number of treatment options for metastatic disease. There are currently no FDA-approved topoisomerase I inhibitors indicated to treat breast cancer.

We have also conducted clinical studies for etirinotecan pegol in other solid tumor settings. In 2013, we completed a Phase 2 clinical study for etirinotecan pegol in approximately 170 patients with platinum-resistant/refractory ovarian cancer. We also initiated a Phase 2 clinical study of etirinotecan pegol monotherapy versus irinotecan in second-line metastatic colorectal cancer patients with the KRAS mutant gene. The Phase 2 clinical study was designed to enroll 174 patients with metastatic colorectal cancer. In February 2014, we decided to close enrollment in this study after 80 patients were randomized due to challenges in recruiting new patients because the comparator arm of this study, single-agent irinotecan, is not the common standard of care for second line metastatic colorectal therapy in the U.S. or E.U. We plan to submit a manuscript describing the results of this study in the first half of 2015.

We also conducted a Phase 1 dose-escalation clinical study which enrolled 26 patients to evaluate etirinotecan pegol in combination with 5-Fluorouracil (5-FU)/leucovorin in refractory solid tumor cancers. The chemotherapy agent 5-FU is currently used as a part of a combination treatment regimen for colorectal cancer in combination with irinotecan, which is also known as the FOLFIRI regimen. On January 18, 2014, we presented data from this study at the 2014 Gastrointestinal Cancers Symposium in San Francisco, California. In addition to the clinical study of etirinotecan pegol being conducted by us, we are also providing support for four investigator-initiated Phase 2 studies being conducted for etirinotecan pegol. On August 7, 2012, we announced a Phase 2 investigator-initiated clinical study of etirinotecan pegol in patients with bevacizumab (Avastin)-resistant high-grade glioma being conducted at the Stanford Cancer Institute. In May 2013, the study completed enrollment of 20 patients with high-grade glioma who had received a median of three prior lines of therapy before enrolling in the study. A separate investigator-initiated clinical study is also being conducted at Stanford to evaluate etirinotecan pegol in patients with brain metastasis from primary lung cancer. On February 5, 2013, we announced a Phase 2 investigator-initiated clinical study of etirinotecan pegol in patients with metastatic and recurrent non-small cell lung cancer being conducted at the Abramson Cancer Center of the University of Pennsylvania. On October 24, 2013, we announced a Phase 2 investigator-initiated clinical study of etirinotecan pegol in patients with relapsed or refractory small-cell lung cancer at the Roswell Park Cancer Institute.

BAY41-6551 (Amikacin Inhale, formerly NKTR-061), Agreement with Bayer Healthcare LLC

In August 2007, we entered into a co-development, license and co-promotion agreement with Bayer Healthcare LLC (Bayer) to develop a specially-formulated Amikacin (BAY41-6551, Amikacin Inhale, formerly called NKTR-061) for the treatment of gram-negative pneumonias. Under the terms of the agreement, Bayer is responsible for most future clinical development and commercialization costs, all activities to support worldwide regulatory filings, approvals and related activities, further development of formulated Amikacin and final product packaging for Amikacin Inhale. We are responsible for all future development, manufacturing and supply of the nebulizer device for clinical and commercial use. We have engaged third party contract manufacturers to perform our device manufacturing activities for this program. We are entitled to up to $50.0 million in development milestone payments as well as sales milestone payments upon achievement of certain annual sales targets. We are also entitled to royalties based on annual worldwide net sales of Amikacin Inhale. Our right to receive these royalties in any particular country will expire upon the later of ten years after the first commercial sale of the product in that country or the expiration of certain patent rights in that particular country, subject to certain exceptions. We share a portion of these royalties with the Research Foundation of the State University of New York under a license agreement. The agreement expires in relation to a particular country upon the expiration of all royalty and payment obligations between the parties related to such country. Subject to termination fee payment obligations in certain circumstances, Bayer also has the right to terminate the agreement for convenience. In addition, the agreement may also be terminated by either party for certain product safety concerns, the product’s failure to meet certain minimum commercial profile requirements or uncured material breaches by the other party.

Gram-negative pneumonias are often the result of complications of other patient conditions or surgeries. Gram-negative pneumonias carry a mortality risk that can exceed 50% in mechanically-ventilated patients and accounts for a substantial proportion of the pneumonias in intensive care units today. Amikacin Inhale is designed to be an adjunctive therapy to the current antibiotic therapies administered intravenously as standard of care. The aerosol generator within the nebulizer for Amikacin Inhale delivers a fine aerosol of the antimicrobial agent directly to the site of infection in the lungs. This nebulizer device containing amikacin can be integrated with conventional mechanical ventilators or used as a hand-held ‘off-vent’ device for patients no longer requiring breathing assistance.

In April 2013, Bayer initiated enrollment in a global Phase 3 clinical study, which it calls INHALE, to evaluate the efficacy and safety of Amikacin Inhale versus aerosolized placebo in the treatment of intubated and mechanically ventilated patients with Gram-negative pneumonia receiving standard of care intravenous antibiotics. The global INHALE development program is comprised of two prospective, randomized, double-blind, placebo-controlled, large multi-center global programs involving centers in North America, South America, Europe, Japan, Australia and Asia. The INHALE development program is being conducted by Bayer under a Special Protocol Assessment agreement with the FDA that is intended to support the submission of an NDA if the INHALE clinical studies are successful. In November 2014, the FDA granted qualified infectious disease product (QIDP) designation to Amikacin Inhale. Antimicrobial drugs designed to treat serious and life-threatening infections, designated as QIDP, are eligible for fast-track designation, priority review by FDA and a five-year extension of market exclusivity.

NKTR-181 (mu-opioid analgesic molecule for chronic pain)

NKTR-181 is an orally-available novel mu-opioid analgesic molecule in development as a long-acting analgesic to treat chronic pain. NKTR-181 is designed with the objective to address the abuse liability and serious central nervous system (CNS) side effects associated with current opioid therapies. NKTR-181 was created using Nektar’s proprietary polymer conjugate technology, which provides it with a long-acting profile and slows its entry into the CNS. NKTR-181’s abuse deterrent properties are inherent to its novel molecular structure and do not rely on a formulation approach to prevent its conversion into a more abusable form of an opioid. In May 2012, the FDA granted Fast Track designation for the NKTR-181 development program.

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

On September 26, 2013, we announced results from this Phase 2 efficacy study. Of the 295 patients that entered the study, only 9 (3%) patients were unable to achieve meaningful pain relief with NKTR-181. A total of 213 patients achieved an average 40% reduction in pain and entered the randomized phase of the study. NKTR-181 performed as expected as an opioid analgesic throughout the study with patients continuing to show a reduction in pain scores throughout the randomized phase of the study. However, patients who were randomized to placebo did not show the expected increase in pain scores observed in similar enriched enrollment, randomized withdrawal studies. This unusual lack of a placebo rebound caused the Phase 2 study to miss the primary endpoint in the study.

In October 2014, we had an end-of-Phase 2 meeting for NKTR-181 with the FDA, which included discussions of the design of the Phase 3 clinical study program. In this Phase 3 program for NKTR-181 we plan to include two separate efficacy studies in patients with chronic lower back pain, a long-term safety study, and a human abuse liability study. We enrolled the first patient in this first Phase 3 study on February 24, 2015. In this first efficacy study, we plan to enroll approximately 416 patients in an enriched enrollment randomized withdrawal design which will include a qualifying screening period, an open-label titration period where NKTR-181 is given to all patients, followed by a 12 week double-blind randomized period where subjects will be randomized on a 1:1 basis to receive either NKTR-181 or placebo. The study design also includes a single interim analysis for sample size reassessment which will be conducted by an independent data monitoring committee. The primary endpoint will be change in weekly pain score in the double-blind randomized period relative to the baseline pain score and the key secondary endpoints will include percentage of responders (>30% reduction in pain score) and patient impression of change. We plan to have further interactions with the FDA to finalize the study design for the other clinical studies planned for the Phase 3 program.

In the first half of 2013, we conducted a human abuse liability study, or HAL study, for NKTR-181. In this study, NKTR-181 had highly statistically significant lower “drug liking” scores and reduced “feeling high” scores as compared to oxycodone at all doses tested (p < 0.0001). On June 19, 2013, we presented data from the HAL study at the 2013 Annual Meeting of The College on Problems of Drug Dependence in San Diego, California.

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

NKTR-171 (neuropathic pain)

NKTR-171 is a novel, orally-available sodium channel blocker and is being developed as a treatment for neuropathic pain. NKTR-171 is a new molecular entity that is designed to treat neuropathic pain by blocking hyperactive neuronal sodium channels associated with damaged nerves in the peripheral nervous system. Chronic neuropathic pain arises from nerves injured or damaged by systemic disease, infection, toxins, or physical trauma that are in a continuous state of hyper-excitability, often due to aberrant sodium channel firing. This hyper-excitability results in transmission of abnormal pain signals from the periphery to the central nervous system (CNS). Existing therapies that block sodium channels have been shown to provide effective pain relief but are typically associated with significant unwanted CNS side effects, including dizziness, ataxia and somnolence. NKTR-171 is designed to be a peripherally-restricted molecule which selectively blocks hyper-excitable sodium channels without causing the CNS side effects that limit usage of existing therapies. In January 2014, a single-ascending dose Phase 1 clinical study of NKTR-171 was completed. This study assessed the pharmacokinetics, tolerability, and safety of NKTR-171 in healthy subjects. In January 2015, a multiple-ascending dose Phase 1 clinical study was initiated to assess its pharmacokinetics, tolerability, and safety of NKTR-171.

NKTR-214 (cytokine immunostimulatory therapy)

NKTR-214 is an engineered immunostimulatory cytokine and is being developed for the treatment of solid tumors. NKTR-214 is engineered to selectively activate IL-2 receptors on the surface of cytotoxic T cells that kill tumor cells while imparting substantially reduced affinity for IL-2 receptors present on the regulatory T cells that would otherwise dampen the immune response to tumors. This receptor selectivity is intended to increase efficacy and improve safety over existing immunostimulatory cytokine drugs. The product candidate is currently in Investigational New Drug application (IND)-enabling studies and we plan to start a Phase 1 clinical study in the second half of 2015.

On June 1, 2014, we announced positive preclinical data for NKTR-214 at the ASCO Annual Meeting in Chicago. Nektar scientists conducted a series of studies using preclinical models of breast tumors (EMT6) and colon tumors (CT26) to assess the safety and efficacy of both single agent and combination dosing of NKTR-214 with checkpoint inhibitors, either an anti-PD-1 therapy or an anti-CTLA-4 therapy. The studies also compared NKTR-214 single agent and combination dosing regimens with single agent and combination dosing regimens of anti-PD-1 and anti-CTLA-4 therapies. In both the breast and colon tumor models, the combination dosing regimens of NKTR-214 therapy with anti-PD-1 therapy or anti-CTLA-4 therapy resulted in significant tumor growth inhibition. In the aggressive EMT6 breast tumor model where activity with single-agent anti-PD-1 therapy or single-agent anti-CTLA-4 therapy was not observed, pre-dosing of NKTR-214 followed by anti-PD-1 demonstrated better efficacy (tumor growth inhibition of 74%) as compared to a concomitant dosing regimen of anti-CTLA-4 and anti-PD-1 therapies (tumor growth inhibition of 23%). NKTR-214 was also very well-tolerated when co-dosed with either antibody in these preclinical studies.

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

BAX 855 and Long-Acting Therapies for Hemophilia A, Agreement with Subsidiaries of Baxter International Inc.

In September 2005, we entered into an exclusive research, development, license, manufacturing and supply agreement with Baxter Healthcare SA and Baxter Healthcare Corporation (Baxter) to develop products with an extended half-life for the treatment and prophylaxis of Hemophilia A patients using our proprietary PEGylation technology. The first product in this collaboration, BAX 855, is a longer-acting (PEGylated) form of a full-length recombinant factor VIII (rFVIII) protein. BAX 855 is a full-length PEGylated longer-acting recombinant factor VIII (rFVIII) that was developed to increase the half-life of ADVATE (Antihemophilic Factor (Recombinant) Plasma/Albumin-Free Method). We are entitled to up to $65.0 million in total development and sales milestone payments, as well as royalties on net sales varying by product and country of sale. The royalties start in the mid-single digits for net sales of BAX 855 up to $1.2 billion and then in the low teens for net sales exceeding $1.2 billion. Our right to receive these royalties in any particular country will expire upon the later of ten years after the first commercial sale of the product in that country or the expiration of patent rights in certain designated countries or in that particular country.

In 2012, Baxter completed a Phase 1 clinical study for BAX 855 that was a prospective, open-label study assessing the safety, tolerability and pharmacokinetics of BAX 855 in 19 previously treated patients age 18 years or older with severe hemophilia A. In January 2013, Baxter announced the top level results from this Phase 1 clinical study. This study demonstrated that the half-life (measuring the duration of activity of the drug in the body) of BAX 855 was approximately 1.5-fold higher compared to ADVATE. A longer half-life was achieved in all patients in the study using BAX 855, no patients developed inhibitors to either base molecule, BAX 855 or PEG, and no patients had allergic reactions. Eleven adverse events were reported in eight patients across both treatment arms, but none was serious, treatment-related or resulted in withdrawal from the study. Baxter commenced patient enrollment in a Phase 3 clinical study of BAX 855 in the U.S. in February 2013 and completed enrollment in November 2013. The Phase 3 clinical study, a multi-center, open-label study called PROLONG-ATE, enrolled 146 previously treated adult patients with severe hemophilia A in order to assess the efficacy, safety and pharmacokinetics of BAX 855 for prophylaxis and on-demand treatment of bleeding. In August 2014, Baxter announced positive top-line results from the PROLONG-ATE clinical study which met the primary endpoint for the control and prevention of bleeding, routine prophylaxis and perioperative management for patients who were 12 years or older. In December 2014, Baxter announced that it filed a biologic license application with the FDA for BAX 855.

Cipro DPI (formerly known as Cipro Inhale), Agreement with Bayer Schering Pharma AG Assigned to Novartis as of December 31, 2008

We were a party to a collaborative research, development and commercialization agreement with Bayer Schering Pharma AG, (Bayer), related to the development of an inhaled powder formulation of ciprofloxacin delivered by way of a dry powder inhaler, Cipro DPI (formerly known as Cipro Inhale) for the treatment of chronic lung infections caused by Pseudomonas aeruginosa in cystic fibrosis patients. On December 31, 2008, we assigned the agreement to Novartis Pharma AG in connection with the completion of the pulmonary asset sale transaction. However, we retained our economic interest in the future potential net sales royalties if Cipro DPI is approved by health authorities and is successfully commercialized by Bayer. Cipro DPI has completed Phase 2 clinical development for the treatment of chronic lung infections. In August 2012, Bayer initiated a Phase 3 clinical development program which it calls RESPIRE for Cipro DPI in patients with non-cystic fibrosis bronchiectasis. In patients with bronchiectasis, the bronchial tubes are enlarged, allowing mucus to pool and making the area prone to infection. In the two placebo-controlled trials, RESPIRE-1 and RESPIRE-2, Bayer plans to enroll up to 600 patients and to evaluate Cipro DPI as a chronic, intermittent therapy over a period of 48 weeks. In November 2014, the FDA granted qualified infectious disease product (QIDP) designation to Cipro DPI. Antimicrobial drugs designed to treat serious and life-threatening infections, designated as QIDP, are eligible for fast-track designation, priority review by FDA and a five-year extension of market exclusivity.

FOVISTA™ (Anti-PDGF Therapy), Agreement with Ophthotech Corporation

In September 2006, we entered into a license, manufacturing and supply agreement with (OSI) Eyetech, Inc. (Eyetech) under which we granted Eyetech a worldwide, exclusive license to certain of our proprietary PEGylation technology to develop, manufacture and commercialize particular products that use our proprietary PEGylation reagent linked with the active ingredient in Fovista™. In July 2007, as a result of a divestiture agreement between Eyetech and Ophthotech Corporation (Ophthotech), Ophthotech acquired from Eyetech certain technology rights and other assets owned or controlled by Eyetech relating to particular anti-platelet-derived growth factor aptamers, or anti-PDGFs, including Fovista™. As a result of this transaction, Ophthotech assumed the license, manufacturing and supply agreement between Eyetech and us. Fovista™ is an anti-PDGF agent administered in combination with anti-vascular endothelial growth factor (anti-VEGF) therapy for the treatment of neovascular age-related macular degeneration (or wet AMD). On May 19, 2014, Ophthotech entered into a Licensing and Commercialization Agreement with Novartis Pharma AG to develop and commercialize Fovista® and related combination products in all countries outside of the U.S. Under our agreement with Ophthotech, in June 2014 we received a $19.75 million payment in connection with this licensing agreement. We are entitled to up to $9.5 million in total development and sales milestone payments, low- to mid- single-digit royalties on net sales that vary by sales levels and are subject to reduction in the absence of patent coverage, and additional consideration if Ophthotech grants certain third-party commercialization rights to Fovista™. Our right to receive royalties in any particular country will expire upon the later of ten years after first commercial sale of the product or expiration of patent rights in the particular country. We are the exclusive supplier for all of Ophthotech’s clinical and future commercial requirements of our proprietary PEGylation reagent used in the manufacture of Fovista™.

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

PEGPH20, Agreement with Halozyme, Inc.

In December 2006, we entered into a license agreement with Halozyme, Inc. (Halozyme) under which we granted Halozyme a worldwide, limited exclusive license to certain of our proprietary PEGylation technology to develop, manufacture and commercialize particular products that use our proprietary PEGylation reagent linked only with certain qualifying hyaluronidase protein molecules including PEGPH20. According to Halozyme, certain cancers, including pancreatic, breast, colon and prostate, have been shown to accumulate high levels of hyaluronan (HA). Halozyme’s FDA-approved, HYLENEX® recombinant human hyaluronidase, rHuPH20, is administered subcutaneously and temporarily and reversibly degrades HA to facilitate the absorption and dispersion of other injected drugs or fluids and for subcutaneous fluid administration. However, rHuPH20 acts only locally at the injection site, is rapidly inactivated in the body, and does not survive in the blood. PEGPH20 is an investigational PEGylated form of rHuPH20, under development by Halozyme to increase the half-life of the compound in the blood and allow for intravenous administration. Halozyme is currently evaluating PEGPH20 in a Phase 2 multicenter, randomized clinical trial evaluating PEGPH20 as a first-line therapy for patients with stage IV metastatic pancreatic cancer. Halozyme is also evaluating PEGPH20 in an on-going Phase 1b multi-center, randomized clinical trial evaluating PEGPH20 as a second-line therapy for patients with locally advanced or metastatic non-small cell lung cancer. On October 2, 2014, the FDA granted Orphan Drug designation for PEGPH20 for the treatment of pancreatic cancer. We are entitled to future development milestones and royalties on net sales subject to reduction in the absence of patent coverage. Our right to receive royalties in any particular country will expire upon the later of twelve years after first commercial sale of the product or expiration of patent rights in the particular country. We also manufacture and supply Halozyme with clinical and future commercial supply of our proprietary PEGylation reagent used in the manufacture of PEGPH20.

SEMPRANA®, Agreement with MAP Pharmaceuticals, Inc. (a wholly-owned subsidiary of Allergan, Inc.)

In June 2004, we entered into a license agreement with MAP Pharmaceuticals, Inc. (MAP), which includes a worldwide, exclusive license, to certain of our patents and other intellectual property rights to develop and commercialize a formulation of dihydroergotamine (DHE) for administration to patients via the pulmonary or nasal delivery route, which resulted in the development of SEMPRANA®, formerly known as LEVADEX®. In 2006, we amended and restated this agreement. Under the terms of the agreement, we have the right to receive certain milestone payments based on development criteria that are solely the responsibility of MAP and royalties based on net sales of SEMPRANA®. Our right to receive royalties for the net sales of SEMPRANA® under the license agreement in any particular country will expire upon the later of (i) 10 years after first commercial sale in that country, (ii) the date upon which the licensed know-how becomes known to the general public, and (iii) expiration of certain patent claims, each on a country-by-country basis. Either party may terminate the agreement upon a material, uncured default of the other party.

SEMPRANA® is a self-administered formulation of DHE using an inhaler device that is currently under review by the FDA. On May 26, 2011, MAP submitted an NDA to the FDA for SEMPRANA®. In March of 2012, the FDA issued a complete response letter to MAP identifying issues relating to chemistry, manufacturing and controls deficiencies of the product at a contracted third party manufacturer. On April 17, 2013, the FDA issued a second complete response letter identifying issues related to a supplier that provided the canister filling unit for SEMPRANA®. In June 2014, Allergan announced that it had received a third complete response letter from the FDA related to specifications around content uniformity on the improved canister filling process and on standards for device actuation. Allergan has responded to the FDA’s latest complete response letter and has stated that it expects a response from the FDA on the NDA for SEMPRANA® in the second half of 2015.

On January 28, 2011, MAP entered into a Collaboration Agreement with Allergan, Inc. pursuant to which Allergan received a co-exclusive license to market and promote SEMPRANA® to neurologists and pain specialists in the U.S. Under this arrangement, Allergan paid MAP an upfront payment of $60 million and MAP was also entitled to receive up to an additional $97 million in the form of regulatory milestones, which includes milestones for acceptance of filing of the SEMPRANA® NDA and first commercial sale associated with the initial acute migraine indication. On March 1, 2013, Allergan, Inc. completed a merger and acquisition transaction with MAP pursuant to which MAP become a wholly-owned subsidiary of Allergan. On January 23, 2015, we filed a breach of contract action against Allergan and MAP in California Superior Court in San Mateo County seeking monetary damages related to MAP’s failure to pay us a certain specified percentage of $80 million in upfront and milestone payments received to date from Allergan under the 2011 Collaboration Agreement which we believe we were entitled to receive under the terms of our license agreement with MAP.

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

The term of the 2010 Agreement runs through October 29, 2020. In the event we become subject to a bankruptcy or insolvency proceeding, we cease to own or control the manufacturing facility in Huntsville, Alabama, we fail to manufacture and supply the Polymer Materials or certain other events occur, Amgen or its designated third party will have the right to elect, among certain other options, to take title to the dedicated equipment and access the manufacturing facility to operate the manufacturing suite solely for the purpose of manufacturing the Polymer Materials (Additional Rights). Amgen may terminate the 2010 Agreement for convenience or due to an uncured material default by us. Either party may terminate the 2010 Agreement in the event of insolvency or bankruptcy of the other party.

PEGASYS®, Agreement with F. Hoffmann-La Roche Ltd

In February 1997, we entered into a license, manufacturing and supply agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (Roche), under which we granted Roche a worldwide, exclusive license to use certain intellectual property related to our PEGylation materials to manufacture and commercialize a certain class of products, of which PEGASYS® is the only product currently commercialized. PEGASYS® is approved in the U.S., E.U. and other countries for the treatment of Hepatitis C and is designed to help the patient’s immune system fight the Hepatitis C virus. As a result of Roche exercising a license extension option in December 2009, beginning in 2010 Roche has the right to manufacture all of its requirements for our proprietary PEGylation materials for PEGASYS® and we supply raw materials or perform additional manufacturing, if any, only on a back-up basis. In connection with Roche’s exercise of the license extension option in December 2009, we received a payment of $31.0 million. The agreement expires on the later of December 31, 2015 or the expiration of our last relevant patent containing a valid claim. In August 2013, we agreed to deliver additional quantities of PEGylation materials used by Roche to produce PEGASYS® and MIRCERA®, all of which were delivered in the last quarter of 2013, for total consideration of approximately $18.6 million.

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

CIMZIA®, Agreement with UCB Pharma

In December 2000, we entered into a license, manufacturing and supply agreement covering our proprietary PEGylation materials for use in CIMZIA® (certolizumab pegol) with Celltech Chiroscience Ltd., which was acquired by UCB Pharma (UCB) in 2004. Under the terms of the agreement, UCB is responsible for all clinical development, regulatory, and commercialization expenses. We also manufacture and supply UCB with our proprietary PEGylation reagent used in the manufacture of CIMZIA® on a fixed price per gram. We were also entitled to receive royalties on net sales of the CIMZIA® product for the longer of ten years from the first commercial sale of the product anywhere in the world or the expiration of patent rights in a particular country. In February 2012, we sold our rights to receive royalties on future worldwide net sales of CIMZIA® effective as of January 1, 2012 until the agreement with UCB is terminated or expires. This sale is further discussed in Note 7 of Item 8, Financial Statements and Supplementary Data. We share a portion of the payments we receive from UCB with Enzon Pharmaceuticals, Inc. The agreement expires upon the expiration of all of UCB’s royalty obligations, provided that the agreement can be extended for successive two year renewal periods upon mutual agreement of the parties. In addition, UCB may terminate the agreement should it cease the development and marketing of CIMZIA® and either party may terminate for cause under certain conditions.

MIRCERA® (C.E.R.A.) (Continuous Erythropoietin Receptor Activator), Agreement with F. Hoffmann-La Roche Ltd

In December 2000, we entered into a license, manufacturing and supply agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (Roche), which was amended and restated in its entirety in December 2005. Pursuant to the agreement, we license our intellectual property related to our proprietary PEGylation materials for the manufacture and commercialization of Roche’s MIRCERA® product. MIRCERA® is a novel continuous erythropoietin receptor activator indicated for the treatment of anemia associated with chronic kidney disease in patients on dialysis and patients not on dialysis. As of the end of 2006, we were no longer required to manufacture and supply our proprietary PEGylation materials for MIRCERA® under our original agreement. In February 2012, we entered into a toll-manufacturing agreement with Roche under which we manufactured our proprietary PEGylation material for MIRCERA®. Roche entered into the toll-manufacturing agreement with the objective of establishing us as a secondary back-up source on a non-exclusive basis through December 31, 2016. Under the terms of this agreement, Roche paid us an up-front payment of $5.0 million plus a total of $22.0 million in performance-based milestone payments upon our achievement of certain manufacturing readiness, validation and production milestones, including the delivery of specified quantities of PEGylation materials, all of which were successfully completed by the end of January 2013. Roche would also pay us additional consideration for any future orders of the PEGylation materials for MIRCERA® beyond the initial quantities ordered as part of the initial arrangement. In August 2013, we agreed to deliver additional quantities of PEGylation materials used by Roche to produce PEGASYS® and MIRCERA®, all of which were delivered by the fourth quarter of 2013, for total consideration of approximately $18.6 million. Roche may terminate the toll-manufacturing agreement due to an uncured material default by us or for convenience under certain circumstances and subject to certain financial obligations. We were also entitled to receive royalties on net sales of the MIRCERA® product. In February 2012, we sold all of our future rights to receive royalties on future worldwide net sales of MIRCERA® effective as of January 1, 2012. This sale is further discussed in Note 7 of Item 8, Financial Statements and Supplementary Data.

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

Each manufacturing establishment producing the active pharmaceutical ingredient and finished drug product for the U.S. market must be registered with the FDA and typically is inspected by the FDA prior to NDA or BLA approval of a drug product manufactured by such establishment. Such inspections are also held periodically after the commercialization. Establishments handling controlled substances must also be licensed by the U.S. Drug Enforcement Administration. Manufacturing establishments of U.S. marketed products are subject to inspections by the FDA for compliance with cGMP and other U.S. regulatory requirements. They are also subject to U.S. federal, state, and local regulations regarding workplace safety, environmental protection and hazardous and controlled substance controls, among others.

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

Patents and Proprietary Rights

We own more than 215 U.S. and 750 foreign patents and a number of pending patent applications that cover various aspects of our technologies. We have filed patent applications, and plan to file additional patent applications, covering various aspects of our PEGylation and advanced polymer conjugate technologies and our proprietary product candidates. More specifically, our patents and patent applications cover polymer architecture, drug conjugates, formulations, methods of making polymers and polymer conjugates, methods of administering polymer conjugates, and methods of manufacturing polymers and polymer conjugates. Our patent portfolio contains patents and patent applications that encompass our PEGylation and advanced polymer conjugate technology platforms, some of which we acquired in our acquisition of Shearwater Corporation in June 2001. Our patent strategy is to file patent applications on innovations and improvements to cover a significant majority of the major pharmaceutical markets in the world. Generally, patents have a term of twenty years from the earliest priority date (assuming all maintenance fees are paid). In some instances, patent terms can be increased or decreased, depending on the laws and regulations of the country or jurisdiction that issued the patent.

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

Customer Concentrations

Our revenue is derived from our collaboration agreements with partners, under which we may receive contract research payments, milestone payments based on clinical progress, regulatory progress or net sales achievements, royalties or product sales revenue. AstraZeneca, UCB and Roche represented 52%, 16%, and 11% of our revenue, respectively, for the year ended December 31, 2014. No other collaboration partner accounted for more than 10% of our total revenue during the year ended December 31, 2014.

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

Product and Program Specific Competition

MOVANTIKTM (previously referred to as naloxegol and NKTR-118) (orally-available peripheral opioid antagonist)

There are no other once-daily oral drugs that act specifically to block or reverse the action of opioids on receptors in the gastrointestinal tract which are approved specifically for the treatment of opioid-induced constipation (OIC) or opioid bowel dysfunction (OBD) in patients with chronic, non-cancer pain. The only approved oral treatment or opioid-induced constipation in adults with chronic, non-cancer pain is a twice daily oral therapy called AMITIZA® (lubiprostone), which acts by specifically activating CIC-2 chloride channels in the gastrointestinal tract to increase secretions. AMITIZA® is marketed by Sucampo Pharmaceuticals and Takeda. There is also a subcutaneous treatment known as RELISTOR® Subjectaneous Injection (methylnaltrexone bromide) marketed by Salix Pharmaceuticals, Ltd under a license from Progenics Pharmaceuticals, Inc. In 2014, RELISTOR® Subjectaneous Injection was approved by the FDA for adult patients with chronic non-cancer pain. Other therapies used to treat OIC and OBD include over-the-counter laxatives and stool softeners, such as docusate sodium, senna, and milk of magnesia. These therapies do not address the underlying cause of constipation as a result of opioid use and are generally viewed as ineffective or only partially effective to treat the symptoms of OIC and OBD.

There are a number of companies developing potential products which are in various stages of clinical development and are being evaluated for the treatment of OIC and OBD in different patient populations. Potential competitors include Cubist Pharmaceuticals, Inc., GlaxoSmithKline plc, Ironwood Pharmaceuticals, Inc. in collaboration with Actavis plc, Mundipharma Int. Limited, Theravance, Inc., Develco Pharma, Sucampo Pharmaceuticals, Inc., and Takeda Pharmaceutical Company Limited.

Etirinotecan pegol (NKTR-102, next-generation, long acting topoisomerase I inhibitor)

There are a number of chemotherapies and cancer therapies approved today and in various stages of clinical development for breast and ovarian cancers including but not limited to: Abraxane® (paclitaxel protein-bound particles for injectable suspension (albumin bound)), Afinitor® (everolimus), Doxil® (doxorubicin HCl), Ellence® (epirubicin), Gemzar® (gemcitabine), Halaven® (eribulin), Herceptin® (trastuzumab), Hycamtin® (topotecan), Ibrance® (palbociclib), Ixempra® (ixabepilone), Navelbine® (vinolrebine), Paraplatin® (carboplatin), Taxol® (paclitaxel), Xeloda® (capecitabine) and Taxotere® (docetaxel). These therapies are only partially effective in treating breast and ovarian cancer. Major pharmaceutical or biotechnology companies with approved drugs or drugs in development for these cancers include Bristol-Meyers Squibb Company, Eisai, Inc., Roche Holding Group (including its Genentech subsidiary), GlaxoSmithKline plc, Pfizer, Inc., Eli Lilly & Co., Johnson & Johnson, Sanofi Aventis S.A., and many others.

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

BAX 855 (PEGylated rFVIII)

On June 6, 2014, the FDA approved Biogen Idec ’s ELOCTATE™ [Antihemophilic Factor (Recombinant), Fc Fusion Protein] for the control and prevention of bleeding episodes, perioperative (surgical) management and routine prophylaxis in adults and children with hemophilia A. ELOCTATE™ is intended to be an extended half-life Factor VIII therapy with prolonged circulation in the body with the potential to extend the interval between prophylactic infusions. Prior to its 2014 approval, the fusion protein in ELOCTATE™ was not used outside of the clinical trial setting for hemophilia A patients. There are other long-acting Factor VIII programs in late-stage development for hemophilia A patients. Bayer Healthcare and Novo Nordisk have ongoing Phase 3 clinical development programs for longer acting Factor VIII proteins based on pegylation technology approaches. These programs, if developed successfully and approved by health authorities, would be competitors in the longer acting Factor VIII market.

NKTR-181(mu-opioid analgesic molecule for chronic pain)

There are numerous companies developing pain therapies designed to have less abuse potential primarily through formulation technologies and techniques applied to existing pain therapies. Potential competitors include Acura Pharmaceuticals, Inc., Cara Therapeutics, Inc., Collegium Pharmaceutical, Inc., Egalet Ltd, Elite Pharmaceuticals, Inc., Endo Health Solutions Inc., KemPharm, Inc., Pfizer, Inc., Purdue Pharma L.P., and Teva Pharmaceutical Industries Ltd.

Research and Development

Our total research and development expenditures can be disaggregated into the following significant types of expenses (in millions):

	Year Ended December 31,
	2014	2013	2012
Third party and direct materials costs	$57.9	$105.6	$65.6
Personnel, overhead and other costs	75.6	69.0	68.8
Stock-based compensation and depreciation	14.2	15.4	14.3

Research and development expense	$147.7	$190.0	$148.7

Manufacturing and Supply

We have a manufacturing facility located in Huntsville, Alabama that is capable of manufacturing PEGylated derivatives and starting materials for active pharmaceutical ingredients (APIs). The facility is also used to produce APIs and finished drug products to support the early phases of clinical development of our proprietary drug candidates. The facility and associated equipment are designed and operated to be consistent with all applicable laws and regulations.

As we do not maintain the capability to manufacture finished drug products for all development products, we primarily utilize contract manufacturers to manufacture the finished drug product for us. We source drug starting materials for our manufacturing activities from one or more suppliers. For the drug starting materials necessary for our proprietary drug candidate development, we have agreements for the supply of such drug components with drug manufacturers or suppliers that we believe have sufficient capacity to meet our demands. However, from time to time, we source critical raw materials and services from one or a limited number of suppliers and there is a risk that if such supply or services were interrupted, it would materially harm our business. In addition, we typically order raw materials and services on a purchase order basis and do not enter into long-term dedicated capacity or minimum supply arrangements. We also utilize the services of contract manufacturers to manufacture APIs required for later phases of clinical development and eventual commercialization for us under all applicable laws and regulations.

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

Employees and Consultants

As of December 31, 2014, we had 438 employees, of which 321 employees were engaged in research and development, commercial operations and quality activities and 117 employees were engaged in general administration and business development. Of the 438 employees, 357 were located in the U.S. and 81 were located in India. We have a number of employees who hold advanced degrees, such as Ph.D.s. None of our employees are covered by a collective bargaining agreement, and we have experienced no work stoppages. We believe that we maintain good relations with our employees.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages and positions of our executive officers as of February 15, 2015:

Name	Age	Position
Howard W. Robin	62	Director, President and Chief Executive Officer
John Nicholson	63	Senior Vice President and Chief Financial Officer
Ivan P. Gergel, M.D.	54	Senior Vice President, Drug Development and Chief Medical Officer
Stephen K. Doberstein, Ph.D.	56	Senior Vice President and Chief Scientific Officer
Gil M. Labrucherie, J.D.	43	Senior Vice President, General Counsel and Secretary
Maninder Hora, Ph.D	61	Senior Vice President, Pharmaceutical Development and Manufacturing Operations
Jillian B. Thomsen	49	Senior Vice President, Finance and Chief Accounting Officer

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

Ivan P. Gergel, M.D. has served as our Senior Vice President, Drug Development and Chief Medical Officer since May 2014. From April 2008 through March 2014, Dr. Gergel served as Executive Vice President, Research & Development and Chief Scientific Officer of Endo Pharmaceuticals, a pharmaceutical company. Prior to joining Endo Pharmaceuticals, he was Senior Vice President of Scientific Affairs and President of the Forest Research Institute of Forest Laboratories Inc. Prior to that, Dr. Gergel served as Vice President and Chief Medical Officer at Forest and Executive Vice President of the Forest Research Institute. He joined Forest in 1998 as Executive Director of Clinical Research following nine years at SmithKline Beecham, and was named Vice President of Clinical Development and Clinical Affairs in 1999. Dr. Gergel is a member of the Board of Directors of Corium International, Inc., a commercial-stage biopharmaceutical company. He also serves as a member of the Board of Directors of Pennsylvania BIO and the PhRMA Foundation and has served as a Member of PhRMA’s Scientific and Regulatory Executive Committee. Dr. Gergel received his M.D. from the Royal Free Medical School of the University of London and an MBA from the Wharton School.

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

Drug development is a highly uncertain scientific and medical endeavor, and failure can unexpectedly occur at any stage of preclinical and clinical development. Typically, there is a high rate of attrition for drug candidates in preclinical and clinical trials due to scientific feasibility, safety, efficacy, changing standards of medical care and other variables. The risk of failure increases for our drug candidates that are based on new technologies, such as the application of our advanced polymer conjugate technology to etirinotecan pegol, NKTR-181, NKTR-171, NKTR-214 and other drug candidates currently in discovery research or preclinical development. For example, while we recently started a Phase 3 clinical program for NKTR-181 which we believe employs the most appropriate clinical trial design, we were unable to identify a single cause for the Phase 2 study for NKTR-181 not meeting its primary efficacy endpoint, and therefore there is increased risk in effectively designing a Phase 3 clinical program for NKTR-181. The failure of one or more of our drug candidates could have a material adverse effect on our business, financial condition and results of operations.

Even with success in previously completed clinical trials, the risk of clinical failure for any drug candidate remains high prior to regulatory approval.

A number of companies have suffered significant unforeseen failures in late stage (i.e. Phase 3) clinical studies due to factors such as inconclusive efficacy or safety, even after achieving positive results in earlier clinical studies that were satisfactory both to them and to reviewing government health authorities. While etirinotecan pegol and Amikacin Inhale have each demonstrated positive results from earlier clinical studies, there is a substantial risk that Phase 3 clinical study outcomes for these drug candidates from larger patient populations will not demonstrate positive efficacy, safety or other clinical outcomes sufficient to support regulatory filings and achieve regulatory approval. Phase 3 clinical study outcomes remain very unpredictable and it is possible that one or more of these Phase 3 clinical studies could fail at any time due to efficacy, safety or other important clinical findings or regulatory requirements. If one or more of these drug candidates fail in Phase 3 clinical studies, it would have a material adverse effect on our business, financial condition and results of operations.

Our results of operations and financial condition depend significantly on the ability of our collaboration partners to successfully develop and market drugs and they may fail to do so.

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

Our reliance on collaboration partners poses a number of significant risks to our business, including risks that:

•

we have very little control over the timing and level of resources that our collaboration partners dedicate to commercial marketing efforts such as the amount of investment in sales and marketing personnel, general marketing campaigns, direct-to-consumer advertising (where appropriate), product sampling, pricing agreements and rebate strategies with government and private payers, manufacturing and supply of drug product, and other marketing and selling activities that need to be undertaken and well executed for a drug to have the potential to achieve commercial success;

•

collaboration partners with commercial rights may choose to devote fewer resources to the marketing of our partnered drugs than they devote to their own drugs or other drugs that they have in-licensed;

•	we have very little control over the timing and amount of resources our partners devote to development programs in one or more major markets;

•	disagreements with partners could lead to delays in, or termination of, the research, development or commercialization of product candidates or to litigation or arbitration proceedings;

•	disputes may arise or escalate in the future with respect to the ownership of rights to technology or intellectual property developed with partners;

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

Given these risks, the success of our current and future collaboration partnerships is highly unpredictable and can have a substantial negative or positive impact on our business—in particular, we expect the commercial outcomes of MOVANTIK™, and if approved, BAX 855, to have a particularly significant impact on our near to mid- term financial results and financial condition. If our collaboration arrangements underperform or fail, our drug development efforts for our proprietary drug candidate pipeline could be delayed or reduced unless we can secure capital funding from other sources. If we are unable to obtain sufficient capital resources to advance our drug candidate pipeline, it would negatively impact the value of our business, results of operations and financial condition.

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

From time to time, we have informal dispute resolution discussions with third parties regarding the appropriate interpretation of the complex commercial terms contained in our agreements. For example, on January 23, 2015, we filed a lawsuit against Allergan and MAP seeking economic damages related to a dispute over the economic sharing provisions of our license agreement with MAP. One or more disputes may arise or escalate in the future regarding our collaboration agreements, transaction documents, or third-party license agreements that may ultimately result in costly litigation and unfavorable interpretation of contract terms, which would have a material adverse effect on our business, financial condition and results of operations.

If we or our partners do not obtain regulatory approval for our drug candidates on a timely basis, or at all, or if the terms of any approval impose significant restrictions or limitations on use, our business, results of operations and financial condition will be negatively affected.

We or our partners may not obtain regulatory approval for drug candidates on a timely basis, or at all, or the terms of any approval (which in some countries includes pricing approval) may impose significant restrictions or limitations on use. Drug candidates must undergo rigorous animal and human testing and an extensive review process for safety and efficacy by the FDA and equivalent foreign government health authorities. The time required for obtaining regulatory decisions is uncertain and difficult to predict. The FDA and other U.S. and foreign health authorities have substantial discretion, at any phase of development, to terminate clinical studies, require additional clinical development or other testing, delay or withhold registration and marketing approval and mandate product withdrawals, including recalls. Further, health authorities have the discretion to analyze data using their own methodologies that may differ from those used by us or our partners which could lead such authorities to arrive at different conclusions regarding the safety or efficacy of a drug candidate. In addition, undesirable side effects caused by our drug candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restricted label or the delay or denial of regulatory approval by regulatory authorities. For example, AstraZeneca will be conducting a post-marketing, observational epidemiological study comparing MOVANTIKTM to other treatments of OIC in patients with chronic, non-cancer pain and the results of this study could at some point in the future negatively impact the labeling, regulatory status, and commercial potential of MOVANTIKTM.

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

We have substantial future capital requirements and there is a risk we may not have access to sufficient capital to meet our current business plan. If we do not receive substantial milestone or royalty payments from our existing collaboration agreements, execute new high value collaborations or other arrangements, or are unable to raise additional capital in one or more financing transactions, we would be unable to continue our current level of investment in research and development.

As of December 31, 2014, we had cash and investments in marketable securities valued at approximately $262.8 million, of which $25.0 million was restricted in relation to our 12.0% senior secured notes, and indebtedness of approximately $151.8 million. The indebtedness includes approximately $125.0 million in senior secured notes due July 2017, but excludes our long-term liability relating to the sale of future royalties as this royalty obligation liability will not be settled in cash. While we believe that our cash position will be sufficient to meet our liquidity requirements through at least the next 12 months, our future capital requirements will depend upon numerous unpredictable factors, including:

•

the cost, timing and outcomes of clinical studies and regulatory reviews of our proprietary drug candidates that we have licensed to our collaboration partners — important examples include Amikacin Inhale and CIPRO Inhale licensed to Bayer, and BAX 855 that is being developed by Baxter;

•

the commercial launch and sales levels of products marketed by our collaboration partners for which we are entitled to royalties and sales milestones — importantly, AstraZeneca’s level of success in marketing and selling MOVANTIK™;

•

if and when we receive potential milestone payments and royalties from our existing collaborations if the drug candidates subject to those collaborations achieve clinical, regulatory or commercial success;

•

the progress, timing, cost and results of our clinical development programs — in particular our Phase 3 BEACON study for etirinotecan pegol for which we expect to have topline results in March 2015 and our Phase 3 clinical program for NKTR-181;

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

We or our partners may experience delays in clinical trials of drug candidates. We currently have ongoing Phase 3 studies for etirinotecan pegol in patients with metastatic breast cancer and NKTR-181 in patients with chronic lower back pain. In addition, our collaboration partners have several ongoing Phase 3 clinical programs including Baxter for BAX 855, Bayer for Amikacin Inhale and CIPRO Inhale, and Ophthotech for Fovista™. These and other clinical studies may not begin on time, enroll a sufficient number of patients or be completed on schedule, if at all. Our clinical trials for any of our product candidates could be delayed for a variety of reasons, including:

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

The patent positions of pharmaceutical and biotechnology companies, such as ours, are uncertain and involve complex legal and factual issues. We own more than 215 U.S. and 750 foreign patents and a number of pending patent applications that cover various aspects of our technologies. There can be no assurance that patents that have issued will be held valid and enforceable in a court of law. Even for patents that are held valid and enforceable, the legal process associated with obtaining such a judgment is time consuming and costly. Additionally, issued patents can be subject to opposition or other proceedings that can result in the revocation of the patent or maintenance of the patent in amended form (and potentially in a form that renders the patent without commercially relevant and/or broad coverage). Further, our competitors may be able to circumvent and otherwise design around our patents. Even if a patent is issued and enforceable, because development and commercialization of pharmaceutical products can be subject to substantial delays, patents may expire early and provide only a short period of protection, if any, following the commercialization of products encompassed by our patents. We may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office, which could result in a loss of the patent and/or substantial cost to us.

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

In addition, from time to time, we are involved in legal proceedings where we or other third parties are enforcing or seeking intellectual property rights, invalidating or limiting patent rights that have already been allowed or issued, or otherwise asserting proprietary rights through one or more potential legal remedies. For example, we are currently involved in a German litigation proceeding whereby Bayer is seeking co-ownership rights in certain of our patent filings pending at the European Patent Office covering (among other things) PEGylated Factor VIII which we have exclusively licensed to Baxter. The subject matter of our patent filings in this proceeding relates to Bayer’s investigational PEGylated recombinant Factor VIII compound. We believe that Bayer’s claim to an ownership interest in these patent filings is without merit and are vigorously defending sole and exclusive ownership rights to this intellectual property. We are also regularly involved in opposition proceedings at the European Patent Office where third parties seek to invalidate or limit the scope of our allowed European patents applications covering (among other things) our drugs and platform technologies. The cost to us in initiating or defending any litigation or other proceeding, even if resolved in our favor, could be substantial, and litigation would divert our management’s attention. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could delay our research and development efforts or result in financial implications either in terms of seeking license arrangements or payment of damages or royalties.

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

To the extent we rely on other pharmaceutical or biotechnology companies with established sales, marketing and distribution systems to market our products, we will need to establish and maintain partnership arrangements, and we may not be able to enter into these arrangements on acceptable terms or at all. To the extent that we enter into co-promotion or other arrangements, any revenue we receive will depend upon the efforts of third parties, which may not be successful and are only partially in our control — important examples of this risk include MOVANTIK™ partnered with AstraZeneca and BAX 855 partnered with Baxter. In the event that we market our products without a partner, we would be required to build a sales and marketing organization and infrastructure, which would require a significant investment and we may not be successful in building this organization and infrastructure in a timely or efficient manner.

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

For the year ended December 31, 2014, we reported a net loss of $53.9 million. If and when we achieve profitability depends upon a number of factors, including the timing and recognition of milestone payments and royalties received, the timing of revenue under our collaboration agreements, the amount of investments we make in our proprietary product candidates and the regulatory approval and market success of our product candidates. We may not be able to achieve and sustain profitability.

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

There are several competitors for our proprietary product candidates currently in development. For Amikacin Inhale, the current standard of care includes several approved intravenous antibiotics for the treatment of either hospital-acquired pneumonia or ventilator-associated pneumonia in patients on mechanical ventilators. For MOVANTIKTM, there are currently several alternative therapies used to address opioid-induced constipation (OIC) and opioid-induced bowel dysfunction (OBD), including Relistor® (methylnaltrexone bromide) Subcutaneous Injection, oral Amitizia (lubiprostone), and oral and rectal over-the-counter laxatives and stool softeners such as docusate sodium, senna and milk of magnesia. In addition, there are a number of companies developing potential products which are in various stages of clinical development and are being evaluated for the treatment of OIC and OBD in different patient populations, including Cubist Pharmaceuticals, Inc., Progenics Pharmaceuticals, Inc. in collaboration with Salix Pharmaceuticals, Ltd., Mundipharma Int. Limited, Sucampo Pharmaceuticals, Inc., Develco Pharma GmbH, Alkermes, Inc., GlaxoSmithKline plc, Theravance, Inc., and Takeda Pharmaceutical Company Limited. For etirinotecan pegol, there are a number of chemotherapies and cancer therapies approved today and in various stages of clinical development for breast and ovarian cancers, including, but not limited to: Abraxane® (paclitaxel protein-bound particles for injectable suspension (albumin bound)), Xeloda® (capecitabine), Afinitor® (everolimus), Doxil® (doxorubicin HCl), Ellence® (epirubicin), Gemzar® (gemcitabine), Halaven® (eribulin), Herceptin® (trastuzumab), Hycamtin® (topotecan), Ibrance® (palbociclib), Ixempra® (ixabepilone), Navelbine® (vinolrebine), Iniparib, Paraplatin® (carboplatin), Taxol® (paclitaxel) and Taxotere® (docetaxel). Major pharmaceutical or biotechnology companies with approved drugs or drugs in development for these cancers include, but are not limited to, Bristol-Meyers Squibb Company, Eli Lilly & Co., Roche, GlaxoSmithKline plc, Johnson and Johnson, Pfizer, Inc. Eisai, Inc., and Sanofi Aventis S.A. There are approved therapies for the treatment of colorectal cancer, including Eloxatin® (oxaliplatin),

Camptosar® (irinotecan), Avastin® (bevacizumab), Zaltrap® (Ziv-afilbercept), Stivarga® (regorafenib), Erbitux® (cetuximab), Vectibix® (panitumumab), Xeloda® (capecitabine), Adrucil® (fluorouracil) and Wellcovorin® (leucovorin). In addition, there are a number of drugs in various stages of preclinical and clinical development from companies exploring cancer therapies or improved chemotherapeutic agents to potentially treat colorectal cancer, including, but not limited to, products in development from Bristol-Myers Squibb Company, Pfizer, Inc., GlaxoSmithKline plc, Antigenics, Inc., F. Hoffmann-La Roche Ltd., Novartis AG, Cell Therapeutics, Inc., Neopharm Inc. (acquired by Insys Therapeutics, Inc.), Meditech Research Ltd, Alchemia Limited, and Enzon Pharmaceuticals, Inc.

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

Our stock price is volatile. During the year ended December 31, 2014, based on closing prices on The NASDAQ Global Select Market, our stock price ranged from $10.53 to $17.05 per share. We expect our stock price to remain volatile. A variety of factors may have a significant effect on the market price of our common stock, including the risks described in this section titled “Risk Factors” and the following:

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

In addition, the indenture governing the senior secured notes contains a financial maintenance covenant requiring us to maintain a $25.0 million segregated cash reserve account until July 1, 2015 to be applied to interest payments on the senior secured notes in the event of a default, subject to certain conditions. This indenture also requires us not to permit, thereafter and through the quarter ending June 30, 2017, the aggregate balance of our unrestricted cash and cash equivalents at the end of any two consecutive fiscal quarters to be less than $25.0 million, subject to certain conditions. Our ability to comply with these covenants will likely be affected by many factors, including events beyond our control, and we may not satisfy those requirements. Our failure to comply with our debt-related obligations could result in an event of default under our other indebtedness and the acceleration of our other indebtedness, in whole or in part, could result in an event of default under the indenture governing the senior secured notes.

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

California

We lease a 126,285 square foot facility in the Mission Bay Area of San Francisco, California (Mission Bay Facility), under an operating lease which expires in 2020. The Mission Bay Facility is our corporate headquarters and also includes our research and development operations.

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

India

We own a research and development facility consisting of approximately 88,000 square feet, near Hyderabad, India. In addition, we lease approximately 504 square feet of office space in Hyderabad, India, under a one-year operating lease that will expire in 2015.

Item 3.	Legal Proceedings

From time to time, we are subject to legal proceedings. We are not currently a party to or aware of any proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

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

	High	Low
Year Ended December 31, 2013:
1st Quarter	$11.06	$7.54
2nd Quarter	11.70	8.83
3rd Quarter	13.96	10.45
4th Quarter	12.56	8.96
Year Ended December 31, 2014:
1st Quarter	$14.96	$11.68
2nd Quarter	14.31	10.53
3rd Quarter	14.48	10.55
4th Quarter	17.05	12.07

Holders of Record

As of February 20, 2015, there were approximately 212 holders of record of our common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently expect to retain any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

There were no sales of unregistered securities and there were no common stock repurchases made during the year ended December 31, 2014.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding our equity compensation plans as of December 31, 2014 is disclosed in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K and is incorporated herein by reference from our proxy statement for our 2015 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

The following graph compares, for the five year period ended December 31, 2014, the cumulative total stockholder return (change in stock price plus reinvested dividends) of our common stock with (i) the NASDAQ Composite Index, (ii) the NASDAQ Pharmaceutical Index, (iii) the RGD SmallCap Pharmaceutical Index, (iv) the NASDAQ Biotechnology Index and (v) the RDG SmallCap Biotechnology Index. Measurement points are the last trading day of each of our fiscal years ended December 31, 2010, December 31, 2011, December 31, 2012, December 31, 2013 and December 31, 2014. The graph assumes that $100 was invested on December 31, 2009 in the common stock of the Company, the NASDAQ Composite Index, the Nasdaq Pharmaceutical Index, the RGD SmallCap Pharmaceutical Index, the NASDAQ Biotechnology Index and the RDG SmallCap Biotechnology Index and assumes reinvestment of any dividends. The stock price performance in the graph is not intended to forecast or indicate future stock price performance.

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

	Year Ended December 31,
	2014	2013	2012	2011		2010
Statements of Operations Data:
Revenue:
Product sales	$25,152	$44,846	$35,399	$24,864		$27,412
Royalty revenue	329	1,148	4,874	10,327		7,255
Non cash royalty revenue related to sale of future royalties(1)	21,937	22,055	10,791	—		—
License, collaboration and other revenue	153,289	80,872	30,127	36,289		124,372

Total revenue	200,707	148,921	81,191	71,480		159,039
Total operating costs and expenses	217,192	269,051	222,392	195,417		187,294

Loss from operations	(16,485)	(120,130)	(141,201)	(123,937)		(28,255)
Non-cash interest expense on liability related to sale of future royalties(1)	(20,888)	(22,309)	(18,057)	—		—
Interest and other income (expense), net	(17,055)	(17,329)	(12,191)	(9,023)		(8,802)
(Benefit) provision for income taxes	(512)	2,245	406	1,018		881

Net loss	$(53,916)	$(162,013)	$(171,855)	$(133,978)		$(37,938)

Basic and diluted net loss per share(2)	$(0.42)	$(1.40)	$(1.50)	$(1.19	) )	$(0.40)

Weighted average shares outstanding used in computing basic and diluted net loss per share(2)	126,783	115,732	114,820	112,942		94,079

	As of December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data:
Cash, cash equivalents and investments	$262,824	$262,026	$302,194	$414,936	$315,932
Working capital	$224,153	$159,661	$236,094	$1,174	$289,871
Total assets	$441,621	$434,527	$497,790	$606,550	$521,225
Deferred revenue	$101,384	$106,048	$118,447	$127,831	$145,347
Convertible subordinated notes	$—	$—	$—	$214,955	$214,955
Senior secured notes	$125,000	$125,000	$125,000	$—	$—
Liability related to the sale of future royalties(1)	$120,471	$128,520	$131,266	$—	$—
Other long-term liabilities	$18,204	$25,775	$20,014	$21,741	$22,585
Accumulated deficit	$(1,786,309)	$(1,732,393)	$(1,570,380)	$(1,398,525)	$(1,264,547)
Total stockholders’ equity (deficit)	$36,332	$(89,903)	$47,018	$197,811	$90,662

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

Overview

Strategic Direction of Our Business

We are a biopharmaceutical company developing a pipeline of drug candidates that utilize our PEGylation and advanced polymer conjugate technology platforms, which are designed to enable the development of new molecular entities that target known mechanisms of action. Our current proprietary pipeline is comprised of drug candidates across a number of therapeutic areas including oncology, pain, anti-infectives, and immunology. Our research and development activities involve small molecule drugs, peptides and other biologic drug candidates. We create innovative drug candidates by using our proprietary advanced polymer conjugate technologies and expertise to modify the chemical structure of pharmacophores to create new molecular entities. Polymer chemistry is a science focused on the synthesis or bonding of polymer architectures with drug molecules to alter the properties of a molecule. Additionally, we may utilize established pharmacologic targets to engineer a new drug candidate relying on a combination of the known properties of these targets and our proprietary polymer chemistry technology and expertise. Our drug candidates are designed to improve the overall benefits and use of a drug for patients by improving the metabolism, distribution, pharmacokinetics, pharmacodynamics, half-life and/or bioavailability of drugs. Our objective is to apply our advanced polymer conjugate technology platform to create new drug candidates in multiple therapeutic areas that address large potential markets.

In 2014, we achieved the first approval of one of our proprietary drug candidates, MOVANTIK™ (previously referred to as naloxegol and NKTR-118), under a global license agreement with AstraZeneca. MOVANTIK™ is an oral peripherally-acting opioid antagonist, for the treatment of opioid-induced constipation, or OIC, a side effect caused by chronic administration of prescription opioid pain medicines. MOVANTIK™ was developed using our oral small molecule polymer conjugate technology and we advanced this drug through the completion of Phase 2 clinical studies prior to licensing it to AstraZeneca. On September 16, 2014, the United States Food and Drug Administration, or FDA, approved MOVANTIK™ as the first once-daily oral peripherally-acting mu-opioid receptor antagonist (PAMORA) medication for the treatment of opioid-induced constipation (OIC), in adult patients with chronic, non-cancer pain. On December 9, 2014, the European Commission, or EC, granted Marketing Authorisation to MOVENTIG® (the naloxegol brand name in the European Union, or EU) as the first once-daily oral PAMORA to be approved in the European Union (EU) for the treatment of OIC in adult patients who have had an inadequate response to laxative(s). The EC’s approval applies to all 28 European Union member countries plus Iceland and Norway. On January 23, 2015, the DEA published the final rule in the Federal Register, effective immediately on the date it was published, removing naloxegol and its salts from the schedules of the Controlled Substances Act. AstraZeneca is planning the commercial launch of MOVANTIK™ in the United States late in the first quarter of 2015 and MOVENTIG® in the second half of 2015. Given the significant milestones and royalty opportunity for us associated with MOVANTIK™ under our AstraZeneca license agreement, the level of sales achieved by AstraZeneca for MOVANTIK™ will have a significant impact on our operating results and financial condition over the coming years.

Etirinotecan pegol (also known as NKTR-102), is a next-generation topoisomerase I (topo I) inhibitor proprietary drug candidate, currently being evaluated in a Phase 3 open-label, randomized, multicenter clinical study as a single-agent therapy for women with metastatic breast cancer. This Phase 3 clinical study, which we call the BEACON study (BrEAst Cancer Outcomes with NKTR-102), has completed enrollment of approximately 850 women with locally recurrent or metastatic breast cancer who have had prior treatment with anthracycline, taxane and capecitabine in either the adjuvant or metastatic setting. Patients in the BEACON study were randomized on a 1:1 basis to receive either single-agent etirinotecan pegol or a single agent of physician’s choice. The primary endpoint of the BEACON study is overall survival, and secondary endpoints include progression-free survival and objective tumor response rate. We have now achieved the necessary number of events in the BEACON study to assess the overall survival endpoint and certain other topline data. We are now conducting blinded data verification activities and currently plan to unblind and announce the top-line data from the BEACON Study in March 2015. If the BEACON study is successful and etirinotecan pegol is ultimately approved by the FDA, our current plan would be to market and sell etirinotecan pegol in the United States ourselves for the FDA approved metastatic breast cancer indication and license the commercial rights outside of the U.S. to one or more collaboration partners. As a result, the outcome of the BEACON study will have a significant impact on whether or not we invest significant capital in building and maintaining a sales and market organization for the U.S. that we currently do not have in place.

NKTR-181 is a novel mu-opioid analgesic drug candidate for chronic pain conditions. NKTR-181 has been designed to have a slow rate of entry into the brain, which is expected to reduce the attractiveness of the molecule as a target of abuse and reduce other serious central nervous system-related side effects, such as sedation and respiratory depression, which are commonly associated with standard opioid therapies. Its potential differentiating properties are inherent to its molecular design and, as a new molecular structure, NKTR-181’s potential abuse deterrent properties do not rely on a formulation approach, a common method used with opioid drugs to reduce their ease of conversion into abusable forms of an opioid. In May 2012, the FDA designated NKTR-181 as a Fast Track development program for the treatment of moderate to severe chronic pain. In June 2013, we announced results from a human abuse liability study that demonstrated that NKTR-181 had highly statistically significant lower “drug liking” scores and reduced “feeling high” scores as compared to oxycodone at all doses tested (p<0.0001). In September 2013, we announced topline results from a Phase 2 clinical study of NKTR-181 in patients with moderate to severe chronic pain from osteoarthritis of the knee. In this study, NKTR-181 performed as expected as an opioid analgesic throughout the study. However, patients who were randomized to the placebo arm following a drug titration phase did not show the expected increase in pain scores observed in similar enriched enrollment, randomized withdrawal studies. This lack of a placebo rebound in the maintenance phase of the trial caused the Phase 2 study to miss the primary endpoint.

In October 2014, we had an end-of-Phase 2 meeting for NKTR-181 with the FDA, which included discussions of certain considerations for the Phase 3 clinical study program. In this Phase 3 program for NKTR-181 we plan to include two separate efficacy studies in patients with chronic lower back pain, a long-term safety study, and a human abuse liability study. We enrolled the first patient in this first Phase 3 study on February 24, 2015. In this first efficacy study, we plan to enroll approximately 416 patients in an enriched enrollment randomized withdrawal design which will include a qualifying screening period, an open-label titration period where NKTR-181 is given to all patients, followed by a 12 week double-blind randomized period where subjects will be randomized on a 1:1 basis to receive either NKTR-181 or placebo. The study design also includes a single interim analysis for sample size reassessment which will be conducted by an independent data monitoring committee. The primary endpoint will be change in weekly pain score in the double-blind randomized period relative to the baseline pain score and the key secondary endpoints will include percentage of responders (>30% reduction in pain score) and patient impression of change. We plan to have further interactions with the FDA to finalize the study design for the other clinical studies planned for the Phase 3 program. Over the next two to three years, the NKTR-181 clinical development program will require a substantial investment.

We have a collaboration with Baxter Healthcare (Baxter), to identify and develop PEGylated drug candidates with the objective of providing new long-acting therapies for hemophilia patients. Under the terms of this collaboration, we are providing our PEGylation technology and expertise and Baxter is responsible for all clinical development. The first drug candidate in this collaboration is BAX 855, an investigational, extended half-life recombinant factor VIII (rFVIII) treatment for hemophilia A based on ADVATE [Antihemophilic Factor (Recombinant)]. In December 2014, Baxter announced that it filed a biologic license application with the FDA for BAX 855. This regulatory submission was based on positive results from a prospective, global, multi-center, open-label, two-arm Phase 3 study of BAX 855 in 137 previously treated patients. Baxter reported that the results demonstrated that BAX 855 met its primary endpoint in the control and prevention of bleeding episodes and routine prophylaxis for patients who were 12 years or older.

We also have two significant drug development programs with Bayer. This first is a collaboration to develop BAY41-6551 (Amikacin Inhale, formerly known as NKTR-061), which is an inhaled solution of amikacin, an aminoglycoside antibiotic. We originally developed the liquid aerosol inhalation platform and the NKTR-061 drug candidate and entered into a collaboration agreement with Bayer to further advance the drug candidate’s development and potential commercialization. Bayer is currently enrolling patients in a Phase 3 clinical study for Amikacin Inhale. Bayer is conducting this study under a Special Protocol Assessment process agreed to with the FDA. The second is our significant royalty rights in Cipro DPI (Cipro Dry Powder Inhaler, previously called Cipro Inhale) program with Bayer that we transferred to Novartis as part of a 2008 asset divestiture transaction. In August 2012, Bayer initiated a global Phase 3 program called RESPIRE for the Cipro DPI product candidate in patients with non-cystic fibrosis bronchiectasis. These programs represent a significant future economic opportunity for us.

While the approved drugs and clinical development programs described above are key elements of the future success of our company, we believe it is critically important that we continue to make substantial investments in our earlier-stage drug candidate pipeline. We have several drug candidates in earlier stage clinical development or being explored in research that we are preparing to advance into the clinic in future years. We also have additional proprietary preclinical and clinical drug candidates in research and development. We have an ongoing Phase 1 clinical development program for NKTR-171, a new sodium channel blocker being developed as a potential oral therapy for the treatment of peripheral neuropathic pain. This year we plan to advance NKTR-214, an engineered immunostimulatory cytokine being developed for the treatment of solid tumors, into a Phase 1 clinical study. NKTR-214 is engineered to selectively activate IL-2 receptors on cytotoxic T cells that kill tumor cells, with relatively low affinity for IL-2 receptors on regulatory T cells that dampen the immune response to tumors. We are also advancing numerous other drug candidates in preclinical development in the areas of cancer immunotherapy, pain and other therapeutic indications. While we believe that our substantial investment in research and development has the potential to create significant value if one or more of our drug candidates demonstrate positive clinical results, receive regulatory approval in one or more major markets and achieve commercialization success, drug research and development is an inherently uncertain process and there is a high risk of failure at every stage prior to approval and the timing and outcome of clinical trial results are extremely difficult to predict. Clinical development successes and failures can have a disproportionate positive or negative impact on our scientific and medical prospects, financial condition and prospects, results of operation and market value.

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

Key Developments and Trends in Liquidity and Capital Resources

As of December 31, 2014, we estimated that we had at least twelve months of working capital to fund our current business plans. At December 31, 2014, we had approximately $262.8 million in cash and investments in marketable securities, of which $25.0 million was restricted in relation to our 12.0% senior secured notes, and $151.8 million in indebtedness. The indebtedness includes $125.0 million in aggregate principal amount of

12.0% senior secured notes due July 15, 2017, but excludes our long-term liability relating to the sale of future royalties under the Purchase and Sale Agreement with RPI Finance Trust. As is further described in Note 7 to our Consolidated Financial Statements, this royalty obligation liability will not be settled in cash.

Results of Operations

Years Ended December 31, 2014, 2013, and 2012

Revenue (in thousands, except percentages)

	Year Ended December 31,			Increase/ (Decrease)	Increase/ (Decrease)	Percentage Increase/ (Decrease)	Percentage Increase/ (Decrease)
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012	2014 vs. 2013	2013 vs. 2012
Product sales	$25,152	$44,846	$35,399	$(19,694)	$9,447	(44)%	27%
Royalty revenue	329	1,148	4,874	(819)	(3,726)	(71)%	(76)%
Non cash royalty revenue related to sale of future royalties	21,937	22,055	10,791	(118)	11,264	(1)%	>100%
License, collaboration and other revenue	153,289	80,872	30,127	72,417	50,745	90%	>100%

Total revenue	$200,707	$148,921	$81,191	$51,786	$67,730	35%	83%

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

Product sales

Product sales include fixed price and cost-plus manufacturing and supply agreements with our collaboration partners and result from the receipt of firm purchase orders from those partners. The timing of shipments is based solely on the demand and requirements of our collaboration partners and is not ratable throughout the year.

Product sales decreased for the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily as a result of decreased product demand from a number of our collaboration partners. Product sales increased for the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily as a result of a $9.0 million increase in product sales to one of our collaboration partners.

We currently expect product sales to increase in 2015 as compared to 2014 due to increased product demand from a number of our collaboration partners.

Royalty revenue and non-cash royalty revenue related to sale of future royalties

We receive royalty revenue from certain of our collaboration partners based on their net sales of commercial products. Royalty revenue received in cash decreased during the year ended December 31, 2014 compared to the year ended December 31, 2013 due primarily to decreases in the underlying net sales of the applicable products as well as the completion of the royalty term for one product. Royalty revenue decreased during the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily as a result of the sale of our rights to receive the royalties from product sales of UCB’s CIMZIA® and Roche’s MIRCERA® as is further described below. Royalties from CIMZIA® and MIRCERA® recognized after the royalty sale transaction took effect are presented on a separate revenue line item entitled “Non-cash royalty revenue related to sale of future royalties.” AstraZeneca is planning the commercial launch of MOVANTIK™ in the U.S. late in the first quarter of 2015 and MOVENTIG® in the EU in the second half of 2015. If sales of MOVANTIK™ (and/or MOVENTIG®) are initiated during 2015, we expect royalty revenue received in cash will increase in 2015 as compared to 2014 due to royalties we expect to receive from net sales of MOVANTIK™.

In February 2012, we sold all of our rights to receive future royalty payments on CIMZIA® and MIRCERA®. As described in Note 7 to our Consolidated Financial Statements, this royalty sale transaction has been recorded as a liability that amortizes over the estimated royalty payment period. As a result of this liability accounting, even though the royalties from UCB and Roche are remitted directly to the purchaser of these royalty interests, we will continue to record revenue for these royalties. We expect non-cash royalties from net sales of CIMZIA® and MIRCERA® in 2015 to be consistent with 2014.

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

License, collaboration and other revenue increased for the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily as a result of the recognition in 2014 of the $35.0 million and $70.0 million milestone payments received in October 2014 and November 2013, respectively, from AstraZeneca as a result of the FDA’s approval of MOVANTIK™ in September 2014. In addition, we recognized $8.0 million of milestones received in December 2014 related to positive results from Baxter’s BAX 855 Phase 3 study. These increases in 2014 as compared to 2013 were partially offset by the recognition in 2013 of a $25.0 million payment from AstraZeneca achieved in September 2013 on the acceptance for review by the EMA of the MOVANTIK™ regulatory approval application filed by AstraZeneca as well as the recognition in July 2013 of the remaining $6.7 million deferred revenue balance related to our agreement with Affymax as a result of the termination of that agreement. In addition, in April 2013, we recognized a $10.0 million milestone achieved upon the start of the Amikacin Inhale Phase 3 clinical trial by Bayer.

License, collaboration and other revenue increased for the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily as a result of the recognition of a $25.0 million payment from AstraZeneca achieved in September 2013, the recognition of the $10.0 million milestone achieved upon the start of the Amikacin Inhale Phase 3 clinical trial by Bayer in April 2013, and the recognition of the remaining $6.7 million deferred revenue balance related to our agreement with Affymax as noted above. In addition, we recognized $7.9 million related to the delivery of additional quantities of our proprietary PEGylation reagent to Roche in the fourth quarter of 2013.

We expect license, collaboration and other revenue in 2015 will be significantly impacted by the outcome and timing of AstraZeneca’s launch of MOVANTIK™ as we are entitled to $140.0 million of development milestone payments due upon the commercial launches of MOVANTIK™ in the U.S. ($100.0 million) and in the E.U. ($40.0 million). If these activities occur in 2015, our license, collaboration and other revenue in 2015 will increase from 2014.

The timing and future success of our drug development programs and those of our collaboration partners are subject to a number of risks and uncertainties. See “Part I, Item 1A — Risk Factors” for discussion of the risks associated with the complex nature of our collaboration agreements.

Revenue by geography

Revenue by geographic area is based on locations of our partners. The following table sets forth revenue by geographic area (in thousands):

	Year Ended December 31,
	2014	2013	2012
United States	$32,514	$42,535	$34,591
Europe	168,193	106,386	46,600

Total revenue	$200,707	$148,921	$81,191

The increase in revenue attributable to European countries for the year ended December 31, 2014 compared to the year ended December 31, 2013 is primarily attributable to increased milestone and royalty revenues from our existing European based collaboration partners, including the recognition of the $105.0 million milestone payments from AstraZeneca described above. The increase in revenue attributable to European countries for the year ended December 31, 2013 compared to the year ended December 31, 2012 is primarily attributable to increased milestone and royalty revenues from our existing European based collaboration partners, including the $25.0 million milestone payment from AstraZeneca described above.

Cost of goods sold (in thousands, except percentages)

	Year Ended December 31,			Increase/ (Decrease) 2014 vs. 2013	Increase/ (Decrease) 2013 vs. 2012	Percentage Increase/ (Decrease) 2014 vs. 2013	Percentage Increase/ (Decrease) 2013 vs. 2012
	2014	2013	2012
Cost of goods sold	$28,533	$38,509	$30,428	$(9,976)	$8,081	(26)%	27%
Product gross profit (loss)	(3,381)	6,337	4,971	(9,718)	1,366	(>100)%	27%
Product gross margin	(13)%	14%	14%

Cost of goods sold decreased during the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily due to the decrease in product sales of $19.7 million in the year ended December 31, 2014 compared to the year ended December 31, 2013. During the year ended December 31, 2014, our gross profit was negative. The manufacturing arrangement with one of our collaboration partners includes a fixed price for proprietary pegylation reagent sales, which is less than the fully burdened manufacturing cost for the reagent in 2014 and this situation is expected to continue in future years. As a result of decreased overall manufacturing volume in 2014 as compared to 2013 and given the increase in the percentage of overall sales attributable to this partner, gross profit for the year was negative. In addition to product sales from the reagent, we also receive royalty revenues from this collaboration. In 2014, the royalty revenue from the collaboration exceeded the related negative gross profit.

Cost of goods sold and product gross profit increased during the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily due to the $9.4 million increase in product sales in the year ended December 31, 2013 compared to the year ended December 31, 2012. Product gross margin in the year ended December 31, 2013 was consistent with the year ended December 31, 2012.

We expect product gross margin to continue to fluctuate in future periods depending on the level and mix of manufacturing orders from our customers due to the predominantly fixed cost base associated with our manufacturing activities. We currently expect product gross margin to increase in 2015 as compared to 2014 as a result of the anticipated increase in product sales, as well as based on the anticipated product mix.

Research and development expense (in thousands, except percentages)

	Year Ended December 31,			Increase/ (Decrease) 2014 vs. 2013	Increase/ (Decrease) 2013 vs. 2012	Percentage Increase/ (Decrease) 2014 vs. 2013	Percentage Increase/ (Decrease) 2013 vs. 2012
	2014	2013	2012
Research and development expense	$147,734	$190,010	$148,675	$(42,276)	$41,335	(22)%	28%

Research and development expense consists primarily of clinical study costs, direct costs of outside research, materials, supplies, licenses and fees as well as personnel costs (including salaries, benefits, and stock-based compensation). Research and development expense also includes certain overhead allocations consisting of support and facilities-related costs.

Research and development expense decreased during the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily due to reduced activities on our ongoing Phase 3 BEACON study for etirinotecan pegol as the study progresses toward completion as well as the completion of our Phase 2 clinical study for NKTR-181 in the third quarter of 2013. In addition, during the year ended December 31, 2013, we recorded a charge of $11.3 million resulting from the settlement of a dispute with the Research Foundation of the State University of New York related to our collaboration with Bayer to develop inhaled amikacin.

Research and development expense increased during the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily due to the Phase 3 BEACON clinical study initiated in December 2011, the NKTR-181 Phase 2 clinical study initiated in July 2012 and the $11.3 million settlement charge recorded in 2013 noted above.

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

	Clinical Study Status(1)	Year Ended December 31,
		2014	2013	2012
Etirinotecan pegol (NKTR-102) (topoisomerase I inhibitor-polymer conjugate)	Phase 3	$21,660	$44,669	$31,650
BAY41-6551 (Amikacin Inhale)(2)	Phase 3	14,412	26,716	13,512
NKTR-181 (mu-opioid analgesic molecule for chronic pain)	Phase 3	10,558	22,955	13,537
NKTR-171 (neuropathic pain)	Phase 1	4,913	3,635	432
NKTR-214 (cytokine immunostimulatory therapy)	Preclinical	2,427	2,163	1,851
Other product candidates	Various	3,906	5,429	4,656

Total third party and direct materials costs		57,876	105,567	65,638
Personnel, overhead and other costs		75,693	68,993	68,781
Stock-based compensation and depreciation		14,165	15,450	14,256

Research and development expense		$147,734	$190,010	$148,675

(1)	Clinical Study Status definitions are provided in the chart found in Part I, Item 1. Business.
(2)	We partnered this program with Bayer Healthcare LLC in August 2007. As part of the Novartis Pulmonary Asset Sale in 2008, we retained an exclusive license to this technology for the development and commercialization of this drug candidate.

We expect research and development expense to increase in 2015 as compared to 2014. In particular, in 2015, we are commencing Phase 3 clinical studies for NKTR-181. Over the next two to three years, we expect that the NKTR-181 clinical development program will require a substantial investment. In addition, we plan to continue to advance etirinotecan pegol in the Phase 3 BEACON study for metastatic breast cancer for which we expect the clinical study to continue through 2015. The clinical development costs for the BEACON clinical study will continue to be significant. We estimate that the total third party and direct material costs over the life of the BEACON study will be approximately $85.0 million, of which $72.7 million was incurred through the end of 2014. We have also studied or have ongoing studies being conducted for etirinotecan pegol, including investigator-initiated clinical studies, in bevacizumab (Avastin)-resistant high-grade glioma, colorectal cancer, relapsed or refractory small-cell lung cancer, metastatic and recurrent non-small cell lung cancer, and ovarian cancer. We are unable to estimate the timing or costs to complete the clinical development for etirinotecan pegol across all the potential oncology indications.

In addition to our NKTR-181 and etirinotecan pegol development activities, in 2015, we plan to continue to advance the development of NKTR-171 and NKTR-214.

In addition, we plan to continue to make substantial investments to support the clinical and commercial manufacturing preparation and scale-up for the nebulizer devices to supply Bayer for the Amikacin Inhale program. Under our collaboration agreement with Bayer, we are responsible for all clinical and commercial supply of the nebulizer devices for this drug candidate. We do not expect to have any significant future research and development costs associated with MOVANTIK™ or the MOVANTIK™ fixed-dose combination products as AstraZeneca is responsible for all further development and commercialization costs for these drug candidates.

In addition to our drug candidates that we plan to have in clinical development during 2015 and beyond, we believe it is vitally important to continue our substantial investment in a diverse pipeline of new drug candidates to continue to build the value of our drug candidate pipeline and our business. Our discovery research organization is identifying new drug candidates by applying our PEGylation technology platform to a wide range of molecule classes, including small molecules and large proteins, peptides and antibodies, across multiple therapeutic areas. We plan to continue to advance our most promising early research drug candidates into preclinical development with the objective to advance these early stage research programs to human clinical studies over the next several years.

Our expenditures on current and future preclinical and clinical development programs are subject to numerous uncertainties in timing and cost to completion. In order to advance our drug candidates through clinical development, each drug candidate must be tested in numerous preclinical safety, toxicology and efficacy studies. We then conduct clinical studies for our drug candidates that take several years to complete. The cost and time required to complete clinical trials may vary significantly over the life of a clinical development program as a result of a variety of factors, including but not limited to:

•	the number of patients required for a given clinical study design;

•	the length of time required to enroll clinical study participants;

•	the number and location of sites included in the clinical studies;

•	the clinical study designs required by the health authorities (i.e. primary and secondary endpoints as well as the size of the study needed to demonstrate efficacy and safety outcomes);

•	the potential for changing standards of care for the target patient population;

•	the competition for patient recruitment from competitive drug candidates being studied in the same clinical setting;

•	the costs of producing supplies of the product candidates needed for clinical trials and regulatory submissions;

•	the safety and efficacy profile of the drug candidate;

•	the use of clinical research organizations to assist with the management of the trials; and

•	the costs and timing of, and the ability to secure, approvals from government health authorities.

Furthermore, our strategy includes the potential of entering into collaborations with third parties to participate in the development and commercialization of some of our drug candidates such as those collaborations that we have already completed for MOVANTIKTM and Amikacin Inhale. In these situations, the clinical development program and process for a drug candidate and the estimated completion date will largely be under the control of that third party and not under our control. We cannot forecast with any degree of certainty which of our drug candidates will be subject to future collaborations or how such arrangements would affect our development plans or capital requirements.

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

General and administrative expense (in thousands, except percentages)

	Year Ended December 31,			Increase/ (Decrease) 2014 vs. 2013	Increase/ (Decrease) 2013 vs. 2012	Percentage Increase/ (Decrease) 2014 vs. 2013	Percentage Increase/ (Decrease) 2013 vs. 2012
	2014	2013	2012
General and administrative expense	$40,925	$40,532	$41,614	$393	$(1,082)	1%	(3)%

General and administrative expense includes the cost of administrative staffing, business development, marketing, finance, and legal activities. General and administrative expense was consistent during the years ended December 31, 2014, 2013 and 2012. In 2015, we expect general and administrative expenses to increase compared with 2014. In particular, if the BEACON study is successful and etirinotecan pegol is ultimately approved by the FDA, our current plan would be to market and sell etirinotecan pegol in the United States. We would expect to incur significant costs related to these activities in 2015 and future years.

Interest expense (in thousands except percentages)

	Year Ended December 31,			Increase/ (Decrease) 2014 vs. 2013	Increase/ (Decrease) 2013 vs. 2012	Percentage Increase/ (Decrease) 2014 vs. 2013	Percentage Increase/ (Decrease) 2013 vs. 2012
	2014	2013	2012
Interest expense	$17,869	$18,453	$15,489	$(584)	$2,964	(3)%	19%
Non-cash interest expense on liability related to sale of future royalties	$20,888	$22,309	$18,057	$(1,421)	$4,252	(6)%	24%

Interest expense for the year ended December 31, 2014 decreased marginally as compared to the year ended December 31, 2013. The increase in interest expense for the year ended December 31, 2013 compared to the year ended December 31, 2012 is attributable to the interest expense recorded on the senior secured notes we issued in 2012. On July 11, 2012, we issued $125.0 million of 12% senior secured notes maturing on July 15, 2017. In connection with the issuance of senior secured notes in July 2012, we retired a principal amount of $42.5 million of our $215.0 million in aggregate principal amount of 3.25% convertible subordinated notes in exchange for $42.5 million in principal amount of 12% senior secured notes. We repaid the remaining $172.4 million in principal amount of convertible subordinated notes in full at maturity on September 28, 2012. We expect interest expense to increase slightly in 2015 compared to 2014.

Non-cash interest expense on the liability related to sale of future royalties for the year ended December 31, 2014 decreased marginally as compared to the year ended December 31, 2013 due to the decrease in 2014 of the average balance of the related liability. The increase in non-cash interest expense on liability related to sale of future royalties for the year ended December 31, 2013 compared to the year ended December 31, 2012 is attributable to the timing of the royalty sale transaction that we completed in 2012. On February 24, 2012, we sold all of our rights to receive future royalty payments on CIMZIA® and MIRCERA® in exchange for $124.0 million. As described in Note 7 to our Consolidated Financial Statements, this royalty sale transaction has been recorded as a liability that amortizes over the estimated royalty payment period as CIMZIA® and MIRCERA® royalties are remitted directly to the purchaser. We impute interest on the transaction and record interest expense at the effective interest rate, which we currently estimate to be approximately 17%. There are a number of factors that could materially affect the estimated interest rate, in particular, the amount and timing of royalty payments from future net sales of CIMZIA® and MIRCERA®, and we will assess this estimate on a periodic basis. As a result, future interest rates could differ significantly and any such change in interest rate will be adjusted prospectively. Unless we adjust our estimated interest rate, we expect non-cash interest expense on the liability related to sale of future royalties during the full year of 2015 to be consistent with 2014.

Liquidity and Capital Resources

We have financed our operations primarily through revenue from product sales, royalties and research and development contracts, as well as public offering and private placements of debt and equity securities. At December 31, 2014, we had approximately $262.8 million in cash and investments in marketable securities, of which $25.0 million was restricted as required by our 12% senior secured notes, and $151.8 million in indebtedness. The indebtedness includes $125.0 million in aggregate principal amount of 12.0% senior secured notes due July 15, 2017, but excludes our long-term liability related to the sale of future royalties. As is further described in Note 7 to our Consolidated Financial Statements, this royalty obligation liability will not be settled in cash.

As of December 31, 2014, we estimated that we had at least twelve months of working capital to fund our current business plans. We expect the clinical development of our proprietary drug candidates, including etirinotecan pegol, Amikacin Inhale, NKTR-181, and NKTR-171, will require significant investment in order to continue to advance in clinical development with the objective of entering into a collaboration partnership or obtaining regulatory approval. However, we have no credit facility or any other sources of committed capital. In the past we have received a number of significant payments from collaboration agreements and other significant transactions. In the future we expect to receive royalties from commercial sales of products such as MOVANTIK™ and BAX 855 (if approved) and substantial payments from future collaboration transactions if our later stage clinical development programs such as etirinotecan pegol and NKTR-181 have positive clinical outcomes. Our current business plan is also subject to significant uncertainties and risks as a result of, among other factors, the sales levels of products for which we are entitled to royalties such as MOVANTIK™, clinical program outcomes, whether, when and on what terms we are able to enter into new collaboration transactions, expenses being higher than anticipated, unplanned expenses, cash receipts being lower than anticipated, and the need to satisfy contingent liabilities, including litigation matters and indemnification obligations.

The availability and terms of various financing alternatives substantially depend on many factors including the success or failure of drug development programs in our pipeline, including etirinotecan pegol, BAX 855, Amikacin Inhale, NKTR-181, NKTR-171, NKTR-214, as well as other early stage development programs. The availability and terms of financing alternatives and any future significant payments from existing or new collaborations depend on the positive outcome of ongoing or planned clinical studies, whether we or our partners are successful in obtaining health authority approvals in major markets, and if approved, the commercial success of these drugs, as well as general capital market conditions. We will pursue various financing alternatives, including equity and debt, as needed to continue to fund our research and development activities and to fund the expansion of our business as appropriate.

Due to the potential for adverse developments in the credit markets in 2015 and thereafter, we may experience reduced liquidity with respect to some of our investments in marketable securities. These investments are generally held to maturity, which, in accordance with our investment policy, is less than two years. However, if the need arises to liquidate such securities before maturity, we may experience losses on liquidation. At December 31, 2014, the average time to maturity of the investments held in our portfolio was approximately five months and the maturity of any single investment did not exceed one year. To date we have not experienced any liquidity issues with respect to these securities, but if such issues arise, we may be required to hold some, or all, of these securities until maturity. We believe that, even allowing for potential liquidity issues with respect to these securities, our remaining cash and investments in marketable securities will be sufficient to meet our anticipated cash needs for at least the next twelve months.

Cash flows from operating activities

Cash flows used in operating activities for the year ended December 31, 2014 totaled $142.0 million, which includes $199.0 million of net operating cash uses as well as $15.0 million for interest payments on our senior secured notes, partially offset by the receipt of $72.0 million of milestones from collaboration agreements. During the year ended December 31, 2014, we recognized as revenue a $70.0 million payment made to us from AstraZeneca in November 2013, which was previously recorded in the line item “Liability related to receipt of refundable milestone payment” on our Consolidated Balance Sheet at December 31, 2013. We expect that cash flows used in operating activities, excluding upfront and milestone payments received, if any, will increase in 2015 as a result of increased spending on our proprietary research and development programs, including the initiation of the Phase 3 clinical program for NKTR-181.

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

Cash flows from investing activities

We paid $10.0 million, $4.1 million, and $10.6 million to purchase property and equipment in the years ended December 31, 2014, 2013, and 2012, respectively. We expect our capital expenditures in 2015 to increase as compared to 2014 primarily as a result of our plan to continue to build commercial manufacturing capacity for Amikacin Inhale devices.

Cash flows used in financing activities

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

On February 24, 2012, we sold all of our rights to receive future royalty payments on CIMZIA® and MIRCERA® in exchange for $124.0 million. As part of this sale, we incurred approximately $4.4 million in transaction costs. During the years ended December 31, 2014 and 2013, we made payments of $7.0 million and $3.0 million, respectively, to the purchaser of these royalties because certain minimum MIRCERA® net sales thresholds were not met. The remaining $120.5 million royalty obligation liability at December 31, 2014 will not be settled in cash.

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

We received proceeds from issuance of common stock related to our employee option and stock purchase plans of $47.0 million, $8.2 million, and $4.1 million in the years ended December 31, 2014, 2013, and 2012, respectively.

Contractual Obligations (in thousands)

	Payments Due by Period
	Total	<=1 Yr 2015	2-3 Yrs 2016-2017	4-5 Yrs 2018-2019	2020+
Obligations(1)
12% Senior secured notes due July 2017, including interest	$170,000	$15,000	$155,000	$—	$—
Operating leases(2)	25,662	4,750	9,929	10,531	452
Capital leases and other financing, including interest(3)	16,650	7,132	8,602	916	—
Purchase commitments(4)	16,921	16,921	—	—	—
Litigation settlements, including interest	3,000	1,000	2,000	—	—

	$232,233	$44,803	$175,531	$11,447	$452

(1)	The above table does not include certain commitments and contingencies which are discussed in Note 8 of Item 8. Financial Statements and Supplementary Data.
(2)	In November 2010, we moved into our Mission Bay Facility, which includes our corporate headquarters and a research and development center. Under the terms of the sublease we entered into with Pfizer Inc. on September 30, 2009 for the Mission Bay Facility, we began making non-cancelable lease payments in 2014. The sublease is discussed in Note 6 of Item 8. Financial Statements and Supplementary Data.
(3)	These amounts primarily result from capital lease obligations arising from our office space lease at 201 Industrial Road in San Carlos, California. In November 2010, we ceased use of this space as a result of the relocation of all of our California functions to our Mission Bay Facility. We have subleased all of the San Carlos Facility. This is further discussed in Note 6 of Item 8. Financial Statements and Supplementary Data. In addition, these amounts include our obligation to purchase manufacturing equipment supporting our Amikacin Inhale program, which is further discussed in Note 4 of Item 8. Financial Statements and Supplementary Data.
(4)	Substantially all of this amount was subject to open purchase orders as of December 31, 2014 that were issued under existing contracts. This amount does not represent any minimum contract termination liabilities for our existing contracts.

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

Revenue Recognition

License, collaboration and other research revenue is recognized based on the facts and circumstances of each contractual agreement and includes amortization of upfront fees. We defer income under contractual agreements when we have further obligations that indicate that a separate earnings process has not been completed. The amount of upfront fees and other payments received under our license and collaboration agreements that are allocated to our continuing obligations are recognized ratably over our expected performance period under each arrangement. Management makes its best estimate of the period over which we expect to fulfill our performance obligations, which may include technology transfer assistance, research and development activities, or manufacturing activities through the completion of clinical development or the termination or expiration of the collaboration agreement. Given the complexities and uncertainties of collaboration arrangements, significant judgment is required by management to determine the duration of the performance period.

As of December 31, 2014, we had $21.4 million of deferred upfront fees related to two collaboration agreements that include research and development obligations that are being amortized over 11 to 20 years, or an average of approximately 16 years. For our collaboration agreements, our performance obligations may span the life of the agreement. For these, the shortest reasonable period is the end of the development period (estimated to be 4 to 8 years) and the longest period is the contractual life of the agreement, which is generally 10-12 years from the first commercial sale. Given the statistical probability of drug development success in the bio-pharmaceutical industry, drug development programs have only a 5% to 10% probability of reaching commercial success. If we had determined a longer or shorter amortization period was appropriate, our annual upfront fee amortization for these agreements could be as low as $2.0 million or as high as $11.0 million as compared to the $2.1 million recognized in the year ended December 31, 2014.

As of December 31, 2014, we also had $78.4 million of deferred upfront fees related to seven license, manufacturing and supply agreements that are being amortized over periods from 3 to 14 years. Our performance obligations for these agreements may include technology transfer assistance and/or back-up manufacturing and supply services for a specified period of time; therefore, the time estimated to complete the performance obligations related to licenses is either specified or is much shorter than the collaboration agreements. We may experience delays in the execution of technology transfer plans, which may result in a longer amortization period for applicable agreements.

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

Clinical Trial Accruals

We record accruals for the estimated costs of our clinical study activities performed by third parties. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to our vendors. Payments under the contracts depend on factors such as the achievement of certain events, successful enrollment of patients, and completion of portions of the clinical trial or similar conditions. We generally accrue costs associated with the start-up and reporting phases of the clinical studies ratably over the estimated duration of the start-up and reporting phases. We generally accrue costs associated with the treatment phase of clinical studies based on the total estimated cost of the treatment phase on a per patient basis and we expense the per patient cost ratably over the estimated patient treatment period based on patient enrollment in the studies. In specific circumstances, such as for certain time-based costs, we recognize clinical trial expenses using a methodology that we consider to be more reflective of the timing of costs incurred. Advance payments for goods or services that will be used or rendered for future research and development activities are capitalized as prepaid expenses and recognized as expense as the related goods are delivered or the related services are performed. We base our estimates on the best information available at the time. However, additional information may become available to us which may allow us to make a more accurate estimate in future periods. In this event, we may be required to record adjustments to research and development expenses in future periods when the actual level of activity becomes more certain. Such increases or decreases in cost are generally considered to be changes in estimates and will be reflected in research and development expenses in the period first identified. During the year ended December 31, 2014, we recorded a reduction related to prior periods of approximately $4.7 million to our research and development expenses primarily related to our Beacon Phase 3 clinical trial for etirinotecan pegol.

Stock-Based Compensation

We use the Black-Scholes option pricing model for each respective grant to determine the estimated fair value of stock options on the date of grant (grant date fair value) and common stock purchased under our Employee Stock Purchase Plan (ESPP). We expense the estimated fair value of each award, as adjusted by the estimated historical forfeiture rate, ratably over the expected service period of the award. The Black-Scholes option pricing model requires the input of highly subjective assumptions. These variables include, but are not limited to, our stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect fair value estimates, in management’s opinion, the existing models may not provide a reliable single measure of the fair value of our employee stock options or common stock purchased under our ESPP. In addition, management continually assesses the assumptions and methodologies used to calculate the estimated fair value of stock-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to the assumptions and methodologies, and which could materially impact our fair value determination, as well as our stock-based compensation expense.

In addition, for awards that vest upon the achievement of performance milestones, we estimate the vesting period based on our evaluation of the probability of achievement of each respective milestone and the related estimated date of achievement.

Non-cash Interest Expense on Liability Related to Sale of Future Royalties

In February 2012, we sold all of our rights to receive future royalty payments from sales of the CIMZIA® and MIRCERA® drug products marketed by UCB and Roche, respectively. Although we are required to make payments to the purchaser (RPI) only in certain situations, including the event of our breach of a representation, warranty or covenant in the Purchase and Sale Agreement that gives rise to a liability in accordance with the terms and conditions of such agreement, this royalty sale transaction was recorded as a liability (Royalty Obligation) that we will amortize using the interest method over the estimated life of the Purchase and Sale Agreement. As a result, we impute interest on the transaction and record interest expense at the estimated interest rate. Our estimate of the interest rate under the agreement is based on the amount of royalty payments to be received by RPI over the life of the arrangement and payments we are required to make to RPI under the agreement. We will periodically assess the expected royalty payments to RPI from UCB and Roche using a combination of historical results and forecasts from market data sources. To the extent such payments are greater or less than our initial estimates or the timing of such payments is materially different than our original estimates, we will prospectively adjust the amortization of the Royalty Obligation. There are a number of factors that could materially affect the amount and timing of royalty payments from CIMZIA® and MIRCERA®, most of which are not within our control. Such factors include, but are not limited to, changing standards of care, the introduction of competing products, manufacturing or other delays, biosimilar competition, intellectual property matters, adverse events that result in health authority imposed restrictions on the use of the drug products, significant changes in foreign exchange rates as the royalties remitted to RPI are made in U.S. dollars (USD) while significant portions of the underlying sales of CIMZIA® and MIRCERA® are made in currencies other than USD, and other events or circumstances that result in reduced royalty payments from CIMZIA® and MIRCERA®, all of which would result in a reduction of non-cash royalty revenue and non-cash interest expense over the life of the Royalty Obligation. Conversely, if sales of CIMZIA® and MIRCERA® are higher than expected, non-cash royalty revenue and non-cash interest expense would also be greater over the term of the Royalty Obligation. If we had determined that the interest rate used in 2014 should have been one percentage point higher than our current estimate of 17%, the non-cash interest expense recognized in the year ended December 31, 2014 would have increased by $1.3 million.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued guidance codified in ASC 606, Revenue Recognition — Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition, and is effective for public companies for fiscal years beginning after December 15, 2016. We are currently evaluating the impact of the provisions of ASC 606.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15). ASU 2014-15 requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective in 2016 with early adoption permitted. We do not believe the impact of adopting ASU 2014-15 on our consolidated financial statements will be significant.

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

A hypothetical 50 basis point increase in interest rates would result in an approximate $0.5 million decrease, less than 1%, in the fair value of our available-for-sale securities at December 31, 2014. This potential change is based on sensitivity analyses performed on our investment securities at December 31, 2014. Actual results may differ materially. The same hypothetical 50 basis point increase in interest rates would have resulted in an approximate $0.5 million decrease, less than 1%, in the fair value of our available-for-sale securities at December 31, 2013.

As of December 31, 2014, we held $225.5 million of available-for-sale investments, excluding money market funds, with an average time to maturity of five months. To date we have not experienced any liquidity issues with respect to these securities, but should such issues arise, we may be required to hold some, or all, of these securities until maturity. We believe that, even allowing for potential liquidity issues with respect to these securities, our remaining cash, cash equivalents, and investments will be sufficient to meet our anticipated cash needs for at least the next twelve months. Based on our available cash and our expected operating cash requirements, we currently do not intend to sell these securities prior to maturity and it is more likely than not that we will not be required to sell these securities before we recover the amortized cost basis. Accordingly, we believe there are no other-than-temporary impairments on these securities and have not recorded any provisions for impairment.

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

NEKTAR THERAPEUTICS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Nektar Therapeutics

We have audited the accompanying consolidated balance sheets of Nektar Therapeutics as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nektar Therapeutics at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Nektar Therapeutics’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Redwood City, California

February 25, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Nektar Therapeutics

We have audited Nektar Therapeutics internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (“the COSO criteria”). Nektar Therapeutics’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Nektar Therapeutics maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Nektar Therapeutics as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2014 of Nektar Therapeutics and our report dated February 25, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Redwood City, California

February 25, 2015

NEKTAR THERAPEUTICS

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value information)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$12,365	$39,067
Restricted cash	25,000	—
Short-term investments	225,459	197,959
Accounts receivable, net of allowance of nil at December 31, 2014 and 2013	3,607	2,229
Inventory	12,952	13,452
Other current assets	8,817	5,175

Total current assets	288,200	257,882
Restricted cash	—	25,000
Property, plant and equipment, net	70,368	66,974
Goodwill	76,501	76,501
Other assets	6,552	8,170

Total assets	$441,621	$434,527

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,703	$9,115
Accrued compensation	5,749	14,254
Accrued expenses	6,418	6,243
Accrued clinical trial expenses	7,708	16,905
Interest payable	6,917	6,917
Capital lease obligations, current portion	4,512	3,536
Deferred revenue, current portion	24,473	23,664
Liability related to the sale of future royalties, current portion	—	7,000
Other current liabilities	5,567	10,587

Total current liabilities	64,047	98,221
Senior secured notes	125,000	125,000
Capital lease obligations, less current portion	4,139	8,049
Liability related to receipt of refundable milestone payment	—	70,000
Liability related to the sale of future royalties, less current portion	120,471	121,520
Deferred revenue, less current portion	76,911	82,384
Other long-term liabilities	14,721	19,256

Total liabilities	405,289	524,430
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 10,000 shares authorized, no shares designated, issued or outstanding at December 31, 2014 and 2013, respectively	—	—
Common stock, $0.0001 par value; 300,000 authorized; 131,216 shares and 116,494 shares issued and outstanding at December 31, 2014 and 2013, respectively	13	11
Capital in excess of par value	1,824,195	1,643,660
Accumulated other comprehensive loss	(1,567)	(1,181)
Accumulated deficit	(1,786,309)	(1,732,393)

Total stockholders’ equity (deficit)	36,332	(89,903)

Total liabilities and stockholders’ equity (deficit)	$441,621	$434,527

The accompanying notes are an integral part of these consolidated financial statements.

NEKTAR THERAPEUTICS

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

	Year Ended December 31,
	2014	2013	2012
Revenue:
Product sales	$25,152	$44,846	$35,399
Royalty revenue	329	1,148	4,874
Non-cash royalty revenue related to sale of future royalties	21,937	22,055	10,791
License, collaboration and other revenue	153,289	80,872	30,127

Total revenue	200,707	148,921	81,191
Operating costs and expenses:
Cost of goods sold	28,533	38,509	30,428
Research and development	147,734	190,010	148,675
General and administrative	40,925	40,532	41,614
Impairment of long-lived assets	—	—	1,675

Total operating costs and expenses	217,192	269,051	222,392

Loss from operations	(16,485)	(120,130)	(141,201)

Non-operating income (expense):
Interest expense	(17,869)	(18,453)	(15,489)
Non-cash interest expense on liability related to sale of future royalties	(20,888)	(22,309)	(18,057)
Interest and other income (expense), net	814	1,124	3,298

Total non-operating expense, net	(37,943)	(39,638)	(30,248)

Loss before (benefit) provision for income taxes	(54,428)	(159,768)	(171,449)
(Benefit) provision for income taxes	(512)	2,245	406

Net loss	$(53,916)	$(162,013)	$(171,855)

Basic and diluted net loss per share	$(0.42)	$(1.40)	$(1.50)

Weighted average shares outstanding used in computing basic and diluted net loss per share	126,873	115,732	114,820

The accompanying notes are an integral part of these consolidated financial statements.

NEKTAR THERAPEUTICS

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Net loss	$(53,916)	$(162,013)	$(171,855)
Other comprehensive income (loss):
Net unrealized (loss) gain on available-for-sale investments	(95)	(268)	1,206
Income tax provision (benefit) on unrealized gain on available-for-sale investments	—	470	(470)
Net foreign currency translation (loss) gain	(291)	(1,026)	10

Other comprehensive income (loss), net of tax	(386)	(824)	746

Comprehensive loss	$(54,302)	$(162,837)	$(171,109)

The accompanying notes are an integral part of these consolidated financial statements.

NEKTAR THERAPEUTICS

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

	Common Shares	Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2011	114,485	$11	$1,597,428	$(1,103)	$(1,398,525)	$197,811
Shares issued under equity compensation plans	774	—	4,117	—	—	4,117
Stock-based compensation	—	—	16,199	—	—	16,199
Other comprehensive income	—	—	—	746	—	746
Net loss	—	—	—	—	(171,855)	(171,855)

Balance at December 31, 2012	115,259	11	1,617,744	(357)	(1,570,380)	47,018
Shares issued under equity compensation plans	1,235	—	8,208	—	—	8,208
Stock-based compensation	—	—	17,708	—	—	17,708
Other comprehensive loss	—	—	—	(824)	—	(824)
Net loss	—	—	—	—	(162,013)	(162,013)

Balance at December 31, 2013	116,494	11	1,643,660	(1,181)	(1,732,393)	(89,903)
Sale of common stock, net of issuance costs of $617	9,775	1	116,535	—	—	116,536
Shares issued under equity compensation plans	4,947	1	46,983	—	—	46,984
Stock-based compensation	—	—	17,017	—	—	17,017
Other comprehensive loss	—	—	—	(386)	—	(386)
Net loss	—	—	—	—	(53,916)	(53,916)

Balance at December 31, 2014	131,216	$13	$1,824,195	$(1,567)	$(1,786,309)	$36,332

The accompanying notes are an integral part of these consolidated financial statements.

NEKTAR THERAPEUTICS

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(53,916)	$(162,013)	$(171,855)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash royalty revenue related to sale of future royalties	(21,937)	(22,055)	(10,791)
Non-cash interest expense on liability related to sale of future royalties	20,888	22,309	18,057
Stock-based compensation	17,017	17,708	16,199
Depreciation and amortization	12,927	14,275	14,508
Other non-cash transactions	(560)	664	2,520
Changes in assets and liabilities:
Accounts receivable, net	(1,378)	3,576	(867)
Inventory	500	4,817	(5,613)
Other assets	(3,294)	6,423	6,031
Accounts payable	(6,359)	6,199	(122)
Accrued compensation	(8,505)	5,481	(4,034)
Accrued expenses	273	(1,915)	1,495
Accrued clinical trial expenses	(9,197)	(595)	5,547
Interest payable	—	(166)	5,278
Deferred revenue	(4,664)	(12,399)	(9,384)
Liability related to receipt of refundable milestone payment	(70,000)	70,000	—
Other liabilities	(13,801)	9,164	3,275

Net cash used in operating activities	(142,006)	(38,527)	(129,756)

Cash flows from investing activities:
Maturities of investments	247,995	319,181	307,887
Purchases of investments	(297,251)	(268,068)	(164,662)
Sales of investments	21,661	2,887	5,378
Restricted cash	—	—	(25,000)
Purchases of property, plant and equipment	(9,976)	(4,091)	(10,583)

Net cash (used in) provided by investing activities	(37,571)	49,909	113,020

Cash flows from financing activities:
Payment of capital lease obligations	(3,536)	(2,992)	(2,437)
Issuance of common stock, net of issuance costs	116,536	—	—
(Repayment of) proceeds from sale of future royalties, net of $4.4 million of transaction costs in 2012	(7,000)	(3,000)	119,588
Proceeds from issuance of senior secured notes, net of $4.5 million of issuance costs	—	—	77,940
Repayment of convertible subordinated notes	—	—	(172,407)
Proceeds from shares issued under equity compensation plans	46,984	8,208	4,117

Net cash provided by financing activities	152,984	2,216	26,801

Effect of exchange rates on cash and cash equivalents	(109)	32	60

Net (decrease) increase in cash and cash equivalents	(26,702)	13,630	10,125

Cash and cash equivalents at beginning of year	39,067	25,437	15,312

Cash and cash equivalents at end of year	$12,365	$39,067	$25,437

Supplemental disclosure of cash flow information:
Cash paid for interest	$17,445	$17,590	$9,620

Cash paid for income taxes	$964	$1,014	$1,021

Supplemental schedule of non-cash investing and financing activities:
Property and equipment acquired through capital leases and other financing	$5,231	$2,000	$—

Retirement of convertible subordinated notes in exchange for senior secured notes	$—	$—	$42,548

The accompanying notes are an integral part of these consolidated financial statements.

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Note 1 — Organization and Summary of Significant Accounting Policies

Organization

We are a biopharmaceutical company headquartered in San Francisco, California and incorporated in Delaware. We are developing a pipeline of drug candidates that utilize our PEGylation and advanced polymer conjugate technology platforms with the objective to improve the benefits of drugs for patients.

Our research and development activities have required significant ongoing investment to date and are expected to continue to require significant investment. As a result, we expect to continue to incur substantial losses and negative cash flows from operations in the future. We have financed our operations primarily through cash generated from licensing, collaboration and manufacturing agreements and financing transactions. At December 31, 2014, we had approximately $262.8 million in cash and investments in marketable securities, of which $25.0 million was restricted in relation to our 12% senior secured notes, and $151.8 million in indebtedness. The indebtedness includes $125.0 million in aggregate principal amount of 12.0% senior secured notes due July 15, 2017, but excludes our long-term liability relating to the sale of future royalties. As is further described in Note 7, this royalty obligation liability will not be settled in cash.

Basis of Presentation, Principles of Consolidation and Use of Estimates

Our consolidated financial statements include the financial position, results of operations and cash flows of our wholly-owned subsidiaries: Nektar Therapeutics (India) Private Limited and Nektar Therapeutics UK, Ltd. (Nektar UK). All intercompany accounts and transactions have been eliminated in consolidation.

Our consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting our consolidated financial results. Translation gains and losses are included in accumulated other comprehensive income (loss) in the stockholders’ equity (deficit) section of the balance sheet. To date, such cumulative translation adjustments have not been significant to our consolidated financial position. Aggregate gross foreign currency transaction gains (losses) recorded in operations for the years ended December 31, 2014, 2013, and 2012 were not significant.

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Accounting estimates and assumptions are inherently uncertain. Actual results could differ materially from those estimates and assumptions. On an ongoing basis, we evaluate our estimates, including those related to estimated selling prices of deliverables in collaboration agreements, estimated periods of performance, the net realizable value of inventory, the impairment of investments, the impairment of goodwill and long-lived assets, contingencies, accrued clinical trial expenses, estimated interest expense from our liability related to our sale of future royalties, stock-based compensation, and ongoing litigation, among other estimates. We base our estimates on historical experience and on other assumptions that management believes are reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities when these values are not readily apparent from other sources. Estimates are assessed each period and updated to reflect current information and any changes in estimates will generally be reflected in the period first identified.

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

Our cash, cash equivalents, and short-term investments are exposed to credit risk in the event of default by the third parties that hold or issue such assets. Our cash, cash equivalents, and short-term investments are held by financial institutions that management believes are of high credit quality and our investment policy limits investments to fixed income securities denominated and payable in U.S. dollars such as U.S. government obligations, money market instruments and funds, and corporate bonds and places restrictions on maturities and concentrations by type and issuer.

Accounts Receivable and Significant Customer Concentrations

Our customers are primarily pharmaceutical and biotechnology companies that are located in the U.S. and Europe. Our accounts receivable balance contains billed and unbilled trade receivables from product sales and royalties, as well as time and materials based billings from collaborative research and development agreements. When appropriate, we provide for an allowance for doubtful accounts by reserving for specifically identified doubtful accounts. We generally do not require collateral from our customers. We perform a regular review of our customers’ payment histories and associated credit risk. We have not experienced significant credit losses from our accounts receivable. At December 31, 2014, three different customers represented 40%, 31%, and 15%, respectively, of our accounts receivable. At December 31, 2013, three different customers represented 30%, 28%, and 28%, respectively, of our accounts receivable.

Inventory and Significant Supplier Concentrations

Inventory is generally manufactured upon receipt of firm purchase orders from our collaboration partners. Inventory includes direct materials, direct labor, and manufacturing overhead and cost is determined on a first-in, first-out basis. Inventory is valued at the lower of cost or market and defective or excess inventory is written down to net realizable value based on historical experience or projected usage. Inventory related to our research and development activities is expensed when purchased.

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

Long-Lived Assets

Property, plant and equipment are stated at cost. Major improvements are capitalized, while maintenance and repairs are expensed when incurred. Manufacturing, laboratory and other equipment are depreciated using the straight-line method generally over estimated useful lives of three to seven years. Leasehold improvements and buildings recorded under capital leases are depreciated using the straight-line method over the shorter of the estimated useful life or the remaining term of the lease.

Goodwill represents the excess of the price paid for another entity over the fair value of the assets acquired and liabilities assumed in a business combination. We are organized in one reporting unit and evaluate the goodwill for the Company as a whole. Goodwill has an indefinite useful life and is not amortized, but instead tested for impairment annually in the fourth quarter of each year using an October 1 measurement date.

We assess the impairment of long-lived assets, primarily property, plant and equipment and goodwill included in other non-current assets, whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. When such events occur, we determine whether there has been an impairment in value by comparing the asset’s carrying value with its fair value, as measured by the anticipated undiscounted net cash flows of the asset. In the case of goodwill impairment, market capitalization is generally used as the measure of fair value. If an impairment in value exists, the asset is written down to its estimated fair value.

Revenue Recognition

Our revenue is derived from our arrangements with pharmaceutical and biotechnology collaboration partners and may result from one or more of the following: upfront and license fees, payments for contract research and development, milestone payments, manufacturing and supply payments, and royalties. Our performance obligations under our collaborations may include licensing our intellectual property, manufacturing and supply obligations, and research and development obligations. In order to account for the multiple-element arrangements, the Company identifies the deliverables included within the arrangement and evaluates which deliverables represent separate units of accounting. Analyzing the arrangement to identify deliverables requires the use of judgment, and each deliverable may be an obligation to deliver services, a right or license to use an asset, or another performance obligation. Revenue is recognized separately for each identified unit of accounting when the basic revenue recognition criteria are met: there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable, and collection is reasonably assured.

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

Product sales

Product sales are primarily derived from fixed price and cost-plus manufacturing and supply agreements with our collaboration partners. We have not experienced any significant returns from our customers.

Royalty revenues

Generally, we are entitled to royalties from our collaboration partners based on the net sales of their approved drugs that are marketed and sold in one or more countries where we hold royalty rights. We recognize royalty revenue when the cash is received or when the royalty amount to be received is estimable and collection is reasonably assured. With respect to the non-cash royalties related to sale of future royalties described at Note 7, revenue is recognized when estimable, otherwise, revenue is recognized during the period in which the related royalty report is received, which generally occurs in the quarter after the applicable product sales are made.

License, collaboration and other

The amount of upfront fees and other payments received by us in license and collaboration arrangements that are allocated to continuing performance obligations, such as manufacturing and supply obligations, are deferred and generally recognized ratably over our expected performance period under each respective arrangement. We make our best estimate of the period over which we expect to fulfill our performance obligations, which may include technology transfer assistance, research activities, clinical development activities, and manufacturing activities from development through the commercialization of the product. Given the uncertainties of these collaboration arrangements, significant judgment is required to determine the duration of the performance period and this estimate is periodically re-evaluated.

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

We record accruals for the estimated costs of our clinical trial activities performed by third parties. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to our vendors. Payments under the contracts depend on factors such as the achievement of certain events, successful enrollment of patients, and completion of portions of the clinical trial or similar conditions. We generally accrue costs associated with the start-up and reporting phases of the clinical trials ratably over the estimated duration of the start-up and reporting phases. We generally accrue costs associated with the treatment phase of clinical trials based on the total estimated cost of the treatment phase on a per patient basis and we expense the per patient cost ratably over the estimated patient treatment period based on patient enrollment in the trials. In specific circumstances, such as for certain time-based costs, we recognize clinical trial expenses using a methodology that we consider to be more reflective of the timing of costs incurred. Advance payments for goods or services that will be used or rendered for future research and development activities are capitalized as prepaid expenses and recognized as expense as the related goods are delivered or the related services are performed. We base our estimates on the best information available at the time. However, additional information may become available to us which may allow us to make a more accurate estimate in future periods. In this event, we may be required to record adjustments to research and development expenses in future periods when the actual level of activity becomes more certain. Such increases or decreases in cost are generally considered to be changes in estimates and will be reflected in research and development expenses in the period first identified. During the year ended December 31, 2014, we recorded a reduction related to prior periods of approximately $4.7 million to our research and development expenses primarily related to our Beacon Phase 3 clinical trial for etirinotecan pegol.

Stock-Based Compensation

Stock-based compensation arrangements include stock option grants and restricted stock unit (RSU) awards under our equity incentive plans, as well as shares issued under our Employee Stock Purchase Plan (ESPP), through which employees may purchase our common stock at a discount to the market price.

We use the Black-Scholes option pricing model for the respective grant to determine the estimated fair value of the option on the date of grant (grant date fair value) and the estimated fair value of common stock purchased under the ESPP. The Black-Scholes option pricing model requires the input of highly subjective assumptions. These variables include, but are not limited to, our stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models may not provide a reliable single measure of the fair value of our employee stock options or common stock purchased under the ESPP. Management will continue to assess the assumptions and methodologies used to calculate the estimated fair value of stock-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies, and which could materially impact our fair value determination.

We expense the value of the portion of the option or award that is ultimately expected to vest based on the historical forfeiture rate on a straight line basis over the requisite service periods in our Consolidated Statements of Operations. For awards that vest upon the achievement of performance milestones, we estimate the vesting period based on our evaluation of the probability of achievement of each respective milestone and the related estimated date of achievement. Stock-based compensation expense for purchases under the ESPP is recognized over the respective six-month purchase period. Expense amounts are recorded in cost of goods sold, research and development expense, and general and administrative expense based on the function of the applicable employee. Stock-based compensation charges are non-cash charges and as such have no impact on our reported cash flows.

Net Loss Per Share

Basic net loss per share is calculated based on the weighted-average number of common shares outstanding during the periods presented. For all periods presented in the Consolidated Statements of Operations, the net loss available to common stockholders is equal to the reported net loss. Basic and diluted net loss per share are the same due to our historical net losses and the requirement to exclude potentially dilutive securities which would have an anti-dilutive effect on net loss per share. During 2014, 2013 and 2012, potentially dilutive securities consisted of common shares underlying outstanding stock options and there were weighted average outstanding stock options of 21.9 million, 20.7 million and 18.8 million during the years ended December 31, 2014, 2013 and 2012, respectively.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued guidance codified in Accounting Standards Codification (ASC) 606, Revenue Recognition — Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition, and is effective for public companies for fiscal years beginning after December 15, 2016. We are currently evaluating the impact of the provisions of ASC 606.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15). ASU 2014-15 requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective in 2016 with early adoption permitted. We do not believe the impact of adopting ASU 2014-15 on our consolidated financial statements will be significant.

Note 2 — Cash and Investments in Marketable Securities

Cash and investments in marketable securities, including cash equivalents and restricted cash, are as follows (in thousands):

	Estimated Fair Value at
	December 31, 2014	December 31, 2013
Cash and cash equivalents	$12,365	$39,067
Short-term investments	225,459	197,959
Restricted cash	25,000	25,000

Total cash and investments in marketable securities	$262,824	$262,026

We invest in liquid, high quality debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in securities with maturities of two years or less and maintain a weighted average maturity of one year or less. As of December 31, 2014 and 2013, all of our investments had contractual maturities of one year or less and were classified as short-term.

Gross unrealized gains and losses were not significant at either December 31, 2014 or 2013. During the years ended December 31, 2014, 2013 and 2012, we sold available-for-sale securities totaling $21.7 million, $2.9 million and $5.4 million respectively, and realized gains and losses were not significant in any of those periods.

Restricted cash of $25.0 million is required to be maintained in a separate account until July 1, 2015 under the terms of our 12% senior secured notes due July 2017. Upon release of this restriction on July 1, 2015, a covenant of the senior secured notes requires that the aggregate balance of our unrestricted cash and cash equivalents at the end of any two consecutive fiscal quarters may not be less than $25.0 million, subject to certain conditions (see Note 5).

Our portfolio of cash and investments in marketable securities includes (in thousands):

	Fair Value Hierarchy Level	Estimated Fair Value at
		December 31, 2014	December 31, 2013
Corporate notes and bonds	2	$182,544	$138,515
Corporate commercial paper	2	42,915	59,444

Available-for-sale investments		225,459	197,959
Money market funds	1	11,229	26,453
Cash, including restricted cash	N/A	26,136	37,614

Total cash and investments in marketable securities		$262,824	$262,026

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

All of our investments are categorized as Level 1 or Level 2, as explained in the table above. We use a market approach to value our Level 2 investments. During the years ended December 31, 2014, 2013 and 2012, there were no transfers between Level 1 and Level 2 of the fair value hierarchy.

At December 31, 2014 and 2013, we had letter of credit arrangements in favor of a landlord and certain vendors totaling $2.4 million. These letters of credit are secured by investments of similar amounts.

Note 3 — Inventory

Inventory consists of the following (in thousands):

	December 31,
	2014	2013
Raw materials	$2,200	$3,947
Work-in-process	5,187	6,146
Finished goods	5,565	3,359

Inventory	$12,952	$13,452

Note 4 — Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	December 31,
	2014	2013
Building and leasehold improvements	$72,228	$71,306
Laboratory equipment	26,975	26,621
Manufacturing equipment	25,212	23,699
Furniture, fixtures and other equipment	23,451	23,235

Depreciable property, plant and equipment at cost	147,866	144,861
Less: accumulated depreciation	(93,807)	(84,148)

Depreciable property, plant and equipment, net	54,059	60,713
Construction-in-progress	16,309	6,261

Property, plant and equipment, net	$70,368	$66,974

Building and leasehold improvements include our manufacturing, research and development and administrative facilities and the related improvements to these facilities. Laboratory and manufacturing equipment include assets that support both our manufacturing and research and development efforts. Construction-in-progress includes assets being built to enhance our manufacturing and research and development efforts, including manufacturing equipment supporting our Amikacin Inhale program at third-party contract manufacturing locations in the U.S. and Germany. Under the terms of our arrangement with these contract manufacturers, during the period the equipment is being constructed, we are obligated to pay for their costs incurred to date. As of December 31, 2014, we have recorded a total of $7.2 million in other current and other long-term liabilities related to our obligation to purchase this equipment, which is recorded in property, plant and equipment. After the assets are placed into service, this liability will be paid over approximately three years.

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

Depreciation expense, including depreciation of assets acquired through capital leases, for the years ended December 31, 2014, 2013, and 2012 was $11.7 million, $13.0 million, and $13.8 million, respectively.

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

As of December 31, 2014, based on a discounted cash flow analysis using Level 3 inputs including financial discount rates, we believe the $125.0 million carrying amount of our 12% Senior Secured Notes due July 2017 is consistent with its fair value.

Note 6 — Leases

Capital Leases

We lease office space at 201 Industrial Road in San Carlos, California under a capital lease arrangement. Under the terms of the lease, rent increases up to 3% annually and the lease termination date is October 5, 2016. As of November 29, 2010, we ceased use of this space as a result of the relocation of our San Carlos operations and corporate headquarters to San Francisco, California. As of April 2013, we have subleased all of the San Carlos facility and our future minimum rental receipts under these subleases total $4.8 million as of December 31, 2014.

As of December 31, 2014 and 2013, the gross amount of assets recorded under capital leases was $2.7 million and 2.3 million, respectively, and the recorded value of these assets, net of depreciation, was $1.2 million and $1.0 million, respectively.

Future minimum payments for our capital leases at December 31, 2014 are as follows (in thousands):

Years ending December 31,
2015	$5,572
2016	4,268
2017	175

Total minimum payments required	10,015
Less: amount representing interest	(1,364)

Present value of future minimum lease payments	8,651
Less: current portion	(4,512)

Capital lease obligation, less current portion	$4,139

Operating Lease

On September 30, 2009, we entered into an operating sublease (Sublease) with Pfizer, Inc. for a 126,285 square foot facility located in San Francisco, California (Mission Bay Facility). Under the terms of the Sublease, we began making non-cancelable lease payments in 2014, after the expiration of our free rent period on August 1, 2014. The Sublease term is 114 months, commencing in August 2010 and terminating on January 31, 2020. Monthly base rent will escalate over the term of the sublease at various intervals. In addition, throughout the term of the Sublease, we are responsible for paying certain costs and expenses specified in the Sublease, including insurance costs and a pro rata share of operating expenses and applicable taxes for the Mission Bay Facility.

Our future minimum lease payments for our operating leases at December 31, 2014 are as follows (in thousands):

Years ending December 31,
2015	$4,750
2016	4,892
2017	5,037
2018	5,187
2019	5,344
2020	452

Total future minimum lease payments	$25,662

We recognize rent expense on a straight-line basis over the lease period. For the years ended December 31, 2014, 2013, and 2012, rent expense for all our operating leases, including our Mission Bay Facility, was approximately $3.2 million, $2.9 million, and $2.8 million, respectively.

Note 7 — Liability Related to Sale of Future Royalties

On February 24, 2012, we entered into a Purchase and Sale Agreement (the Purchase and Sale Agreement) with RPI Finance Trust (RPI), an affiliate of Royalty Pharma, pursuant to which we sold, and RPI purchased, our right to receive royalty payments (the Royalty Entitlement) arising from the worldwide net sales, from and after January 1, 2012, of (a) CIMZIA®, under Nektar’s license, manufacturing and supply agreement with UCB Pharma (UCB), and (b) MIRCERA®, under Nektar’s license, manufacturing and supply agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (together referred to as Roche). We received aggregate cash proceeds of $124.0 million for the Royalty Entitlement. As part of this sale, we incurred approximately $4.4 million in transaction costs, which will be amortized to interest expense over the estimated life of the Purchase and Sale Agreement. Although we sold all of our rights to receive royalties from the CIMZIA® and MIRCERA®

products, as a result of our ongoing manufacturing and supply obligations related to the generation of these royalties, we will continue to account for these royalties as revenue and recorded the $124.0 million in proceeds from this transaction as a liability (Royalty Obligation) that will be amortized using the interest method over the estimated life of the Purchase and Sale Agreement.

The following table shows the activity within the liability account during the year ended December 31, 2014 and for the period from the inception of the royalty transaction on February 24, 2012 (inception) to December 31, 2014 (in thousands):

	Year ended December 31, 2014	Period from inception to December 31, 2014
Liability related to sale of future royalties — beginning balance	$128,520	$—
Proceeds from sale of future royalties	—	124,000
Payments from Nektar to RPI	(7,000)	(10,000)
Non-cash CIMZIA® and MIRCERA® royalty revenue	(21,937)	(54,783)
Non-cash interest expense recognized	20,888	61,254

Liability related to sale of future royalties — ending balance	$120,471	$120,471

Pursuant to the Purchase and Sale Agreement, in March 2014 and March 2013, we were required to pay RPI $7.0 million and $3.0 million, respectively, as a result of worldwide net sales of MIRCERA® for the 12 month periods ended on December 31, 2013 and 2012 not reaching certain minimum thresholds. As of December 31, 2014, we do not expect to make any further payments related to the Purchase and Sale Agreement.

As a result of this liability accounting, even though the royalties from UCB and Roche are remitted directly to RPI starting with royalties arising from product sales in the first quarter of 2012, we will continue to recognize revenue for these royalties. During the years ended December 31, 2014, 2013 and 2012, we recognized $21.9 million, $22.1 million and $10.8 million, respectively, in non-cash royalties from net sales of CIMZIA® and MIRCERA®.

As royalties are remitted to RPI from Roche and UCB, the balance of the Royalty Obligation will be effectively repaid over the life of the agreement. In order to determine the amortization of the Royalty Obligation, we are required to estimate the total amount of future royalty payments to be received by RPI and payments we are required to make to RPI as noted above over the life of the agreement. The sum of these amounts less the $124.0 million proceeds we received will be recorded as interest expense over the life of the Royalty Obligation. Since inception, our estimate of this total interest expense resulted in an effective annual interest rate of approximately 17%. We periodically assess the estimated royalty payments to RPI from UCB and Roche and to the extent such payments are greater or less than our initial estimates, or the timing of such payments is materially different than our original estimates, we will prospectively adjust the amortization of the Royalty Obligation. There are a number of factors that could materially affect the amount and timing of royalty payments from CIMZIA® and MIRCERA®, most of which are not within our control. Such factors include, but are not limited to, changing standards of care, the introduction of competing products, manufacturing or other delays, biosimilar competition, intellectual property matters, adverse events that result in governmental health authority imposed restrictions on the use of the drug products, significant changes in foreign exchange rates as the royalties remitted to RPI are made in U.S. dollars (USD) while significant portions of the underlying sales of CIMZIA® and MIRCERA® are made in currencies other than USD, and other events or circumstances that could result in reduced royalty payments from CIMZIA® and MIRCERA®, all of which would result in a reduction of non-cash royalty revenues and the non-cash interest expense over the life of the Royalty Obligation. Conversely, if sales of CIMZIA® and MIRCERA® are more than expected, the non-cash royalty revenues and the non-cash interest expense recorded by us would be greater over the term of the Royalty Obligation.

In addition, the Purchase and Sale Agreement grants RPI the right to receive certain reports and other information relating to the Royalty Entitlement and contains other representations and warranties, covenants and indemnification obligations that are customary for a transaction of this nature. To our knowledge, we are currently in compliance with these provisions of the Purchase and Sale Agreement, however, if we were to breach our obligations, we could be required to pay damages to RPI that are not limited to the purchase price we received in the sale transaction.

Note 8 — Commitments and Contingencies

Royalty Expense

We have third party licenses that require us to pay royalties based on our sales of certain products and/or on our recognition of royalty revenue under certain of our collaboration agreements. Royalty expense, which is reflected in cost of goods sold in our Consolidated Statements of Operations, was approximately $3.4 million, $4.1 million, and $2.9 million for the years ended December 31, 2014, 2013, and 2012, respectively. The overall maximum amount of these obligations is based upon sales of the applicable products by our collaboration partners and cannot be reasonably estimated.

Purchase Commitments

In the normal course of business, we enter into various firm purchase commitments related to contract manufacturing, clinical development and certain other items. As of December 31, 2014, these commitments were approximately $16.9 million, all of which are expected to be paid in 2015.

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

Foreign Operations

We operate in a number of foreign countries. As a result, we are subject to numerous local laws and regulations that can result in claims made by foreign government agencies or other third parties that are often difficult to predict even after the application of good faith compliance efforts.

Indemnification Obligations

During the course of our normal operating activities, we have agreed to certain contingent indemnification obligations as further described below. The term of our indemnification obligations is generally perpetual. There is generally no limitation on the potential amount of future payments we could be required to make under these indemnification obligations. To date, we have not incurred significant costs to defend lawsuits or settle claims based on our indemnification obligations. If any of our indemnification obligations is triggered, we may incur substantial liabilities. Because the aggregate amount of any potential indemnification obligation is not a stated amount, the overall maximum amount of any such obligations cannot be reasonably estimated. No liabilities have been recorded for these obligations on our Consolidated Balance Sheets as of December 31, 2014 or 2013.

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

Director and Officer Indemnifications

As permitted under Delaware law, and as set forth in our Certificate of Incorporation and our Bylaws, we indemnify our directors, executive officers, other officers, employees, and other agents for certain events or occurrences that may arise while in such capacity. The maximum potential amount of future payments we could be required to make under this indemnification is unlimited; however, we have insurance policies that may limit our exposure and may enable us to recover a portion of any future amounts paid. Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits and other policy provisions, we believe any obligations under this indemnification would not be material, other than an initial $1,500,000 per incident for merger and acquisition related claims, $1,000,000 per incident for securities related claims and $500,000 per incident for non-securities related claims retention deductible per our insurance policy. However, no assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case we may incur substantial liabilities as a result of these indemnification obligations.

Note 9 — Stockholders’ Equity

Preferred Stock

We have authorized 10,000,000 shares of Preferred Stock with each share having a par value of $0.0001. In 2011, 3,100,000 shares were previously designated Series A Junior Participating Preferred Stock (Series A Preferred Stock) in connection with our Share Purchase Rights Plan (Rights Plan) that expired on June 1, 2011. On March 30, 2012, we filed a certificate of elimination of the Series A Preferred Stock. As of December 31, 2014 and 2013, no preferred shares are designated, issued or outstanding.

Common Stock

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

Equity Compensation Plans

At December 31, 2014, we had 24,806,565 reserved shares of common stock, all of which are reserved for issuance under our equity compensation plans as summarized in the following table (share number in thousands):

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a)) (c)
Equity compensation plans approved by security holders(1)	18,601	$10.68	2,812
Equity compensation plans not approved by security holders	3,394	$9.52	—

Total	21,995	$10.50	2,812

(1)	Includes shares of common stock available for future issuance under our ESPP as of December 31, 2014.

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

The purpose of the 2012 Plan and our other incentive plans is to attract, motivate, retain, and reward directors, officers, employees, and other eligible persons through the grant of awards and incentives for high levels of individual performance and increasing the value of our business, as well as to further align the interests of award recipients and our stockholders. The 2012 Plan authorizes stock options, stock appreciation rights, restricted stock, performance stock, stock units, stock bonuses, dividend equivalents, other similar rights to purchase or acquire shares, and other forms of awards granted or denominated in our common stock or units of the company’s common stock, as well as cash bonus awards. Directors, officers, or employees, and certain consultants and advisors may receive awards under the 2012 Plan. Pursuant to the 2012 Plan, we granted or issued incentive stock options to officers and non-qualified stock options to employees, officers, and non-employee directors. In 2013 and 2014, the requisite service period for stock options granted to our employees under the 2012 Plan as well as all other previously existing stock plans was generally four years; the requisite service period for stock options granted to our directors was generally one year.

The maximum number of shares of our common stock that may be issued or transferred pursuant to awards under the 2012 Plan is 10,347,140 shares, plus any shares subject to outstanding awards under the previous stock plans that expire, are cancelled, or otherwise terminate for any reason. Generally, shares that are subject to or underlie awards which expire or for any reason are cancelled or terminated, are forfeited, fail to vest, or for any other reason (except for shares exchanged by a participant or withheld to pay the exercise price of an award granted and related tax withholding obligations) are not paid or delivered under the 2012 Plan will again be available for subsequent awards under the 2012 Plan. Shares issued in respect of any award, other than a stock option or stock appreciation right, granted under the 2012 Plan will be counted against the plan’s share limit as 1.5 shares for every one share actually issued in connection with the award. We did not grant any RSU awards during the years ended December 31, 2014, 2013 or 2012 and no RSUs are outstanding at December 31, 2014.

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

Employee Stock Purchase Plan

In February 1994, our Board of Directors adopted the Employee Stock Purchase Plan (ESPP) pursuant to section 423(b) of the Internal Revenue Code of 1986. Under the ESPP, 2,500,000 shares of our common stock have been authorized for issuance. The terms of the ESPP provide eligible employees with the opportunity to acquire an ownership interest in Nektar through participation in a program of periodic payroll deductions for the purchase of our common stock. Employees may elect to enroll or re-enroll in the ESPP on a semi-annual basis. Stock is purchased at 85% of the lower of the closing price on the first day of the enrollment period or the last day of the enrollment period.

401(k) Retirement Plan

We sponsor a 401(k) retirement plan whereby eligible employees may elect to contribute up to the lesser of 60% of their annual compensation or the statutorily prescribed annual limit allowable under Internal Revenue Service regulations. The 401(k) plan permits us to make matching contributions on behalf of all participants, up to a maximum of $3,000 per participant. For the years ended December 31, 2014, 2013, and 2012, we recognized $0.9 million, $1.0 million, and $0.9 million, respectively, of compensation expense in connection with our 401(k) retirement plan.

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

In accordance with our collaboration agreements, we recognized license, collaboration and other revenue as follows (in thousands):

		Year Ended December 31,
Partner	Agreement	2014	2013	2012
AstraZeneca AB	MOVANTIKTM (NKTR-118) and MOVANTIKTM fixed-dose combination program (NKTR-119)	$105,001	$25,016	$59
Roche	PEGASYS® and MIRCERA®	12,845	18,382	7,146
Baxter Healthcare	BAX 855 (Hemophilia)	10,258	1,702	6,238
Amgen, Inc.	Neulasta®	5,000	5,035	5,000
Bayer Healthcare LLC	BAY41-6551 (Amikacin Inhale)	4,717	15,293	2,971
Affymax, Inc.	OMONTYS®	—	7,149	2,829
Other		15,468	8,295	5,884

License, collaboration and other revenue		$153,289	$80,872	$30,127

As of December 31, 2014, our collaboration agreements with partners included potential future payments for development milestones totaling approximately $130.3 million, including amounts from our agreements with Baxter and Bayer described below. In addition, we are entitled to receive the contingent payments described below related to the MOVANTIKTM (previously referred to as naloxegol and NKTR-118) and MOVANTIKTM fixed-dose combination (previously referred to as NKTR-119) drug development programs, respectively, based on development and regulatory events to be pursued and completed solely by AstraZeneca.

AstraZeneca AB: MOVANTIKTM (naloxegol oxalate), previously referred to as naloxegol and NKTR-118, and MOVANTIKTM fixed-dose combination program, previously referred to as NKTR-119

In September 2009, we entered into a license agreement with AstraZeneca AB (AstraZeneca), as amended by AstraZeneca and us in August 2013, under which we granted AstraZeneca a worldwide, exclusive, perpetual, royalty-bearing, and sublicensable license under our patents and other intellectual property to develop, market, and sell MOVANTIKTM and MOVANTIKTM fixed-dose combination program. AstraZeneca is responsible for all costs associated with research, development and commercialization and is responsible for all drug development and commercialization decisions for MOVANTIKTM and the MOVANTIKTM fixed-dose combination program. AstraZeneca paid us an upfront payment of $125.0 million, which we received in the fourth quarter of 2009 and which was fully recognized as of December 31, 2010. As of December 31, 2014, we are entitled to receive up to an additional $140.0 million and $75.0 million of contingent payments related to MOVANTIKTM and the MOVANTIKTM fixed-dose combination program, respectively, based on development events to be pursued and completed solely by AstraZeneca, as described below.

On September 16, 2014, the United States Food and Drug Administration (FDA) approved MOVANTIKTM for the treatment of opioid-induced constipation (OIC) in adult patients with chronic, non-cancer pain. On December 9, 2014, AstraZeneca announced that MOVENTIG® (the naloxegol brand name in the European Union) has been granted Marketing Authorisation by the European Commission (EC) for the treatment of opioid-induced constipation (OIC) in adult patients who have had an inadequate response to laxative(s). As a result of the FDA’s approval, on September 16, 2014, we were entitled to a $35.0 million non-refundable payment from AstraZeneca, which was fully recognized as revenue in September 2014 and was received in October 2014. In addition, the FDA’s approval of MOVANTIKTM extinguished our contingent obligation to repay the $70.0 million payment made to us by AstraZeneca in November 2013 after the MOVANTIKTM New Drug Application was accepted for review by the FDA. As a result, in September 2014, we fully recognized this $70.0 million payment, which was previously recorded in the line item “Liability related to receipt of refundable milestone payment” on our Consolidated Balance Sheet at December 31, 2013.

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

We will be entitled to up to an additional $140.0 million of contingent payments upon the first commercial sale of MOVANTIKTM, $100.0 million of which will be payable upon the first commercial sale in the U.S. and $40.0 million of which will be payable upon the first commercial sale in one major European Union country. We are also entitled to receive up to $75.0 million of commercial launch contingent payments related to the MOVANTIKTM fixed-dose combination program, based on development events to be pursued and completed solely by AstraZeneca. In addition, we are entitled to royalties and sales milestone payments based on annual worldwide net sales of MOVANTIKTM and MOVANTIKTM fixed-dose combination products.

Roche: PEGASYS® and MIRCERA®

In February 1997, we entered into a license, manufacturing and supply agreement with Roche, under which we granted Roche a worldwide, exclusive license to certain intellectual property related to our proprietary PEGylation materials used in the manufacture and commercialization of PEGASYS®. As a result of Roche exercising a license extension option in December 2009, Roche has the right to manufacture all of its requirements for our proprietary PEGylation materials for PEGASYS® and we perform additional manufacturing, if any, only on an as-requested basis. In connection with Roche’s exercise of the license extension option in December 2009, we received a payment of $31.0 million. As of December 31, 2014, we have deferred revenue of approximately $5.1 million related to this agreement, which we expect to recognize through December 2015, the period through which we are required to provide back-up manufacturing and supply services related to PEGASYS®.

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

We analyzed the milestone payments under the agreement and determined that they did not meet the criteria for revenue recognition under the milestone method as a result of our continuing manufacturing obligations. We have identified our back-up manufacturing obligation through December 2016 and the delivery of PEGylation materials specified in the agreement in 2012 and early 2013 as the units of accounting in the arrangement. We made our best estimate of the selling prices for these deliverables and have allocated the total $27.0 million consideration to these items based on the relative selling price method. As of December 31, 2014, we have deferred revenue of approximately $10.7 million, which we expect to recognize through December 2016, the estimated end of our obligations under this agreement.

In August 2013, we agreed to deliver additional quantities of PEGylation materials used by Roche to produce PEGASYS® and MIRCERA®, all of which were delivered in the last quarter of 2013, for total consideration of $18.6 million. We determined that these incremental activities should be considered a material modification of the existing PEGASYS® and MIRCERA® -related arrangements described above. As a result, we allocated the $18.6 million consideration to each of these arrangements and determined the amounts to be recognized or deferred based on the estimated selling prices of the undelivered obligations. As of December 31, 2014, we have deferred revenue of approximately $4.6 million related to these activities, which we expect to recognize through December 2016, the estimated end of our obligations under the modified arrangements.

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

Under the terms of this agreement, as of December 31, 2014, we are entitled to up to $20.0 million of development milestones related to Hemophilia A upon achievement of certain development objectives, as well as sales milestones upon achievement of annual sales targets and royalties based on annual worldwide net sales of products resulting from this agreement. This Hemophilia A program includes BAX 855. In August 2014, Baxter announced positive top-line results from its Phase 3 pivotal clinical trial of BAX 855 which met the primary endpoint for the control and prevention of bleeding, routine prophylaxis and perioperative management for patients who were 12 years or older. As a result of this Phase 3 clinical trial meeting its primary endpoint, we achieved development milestones totaling $8.0 million. Given our significant efforts in the development of this product, we consider these milestones to be substantive and we recognized the milestones in their entirety in the year ended December 31, 2014. As of December 31, 2014, we do not have significant deferred revenue related to this agreement.

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

As of December 31, 2014, we have deferred revenue of approximately $29.2 million related to this agreement, which we expect to recognize through October 2020, the estimated end of our obligations under this agreement.

Bayer Healthcare LLC: BAY41-6551 (Amikacin Inhale)

In August 2007, we entered into a co-development, license and co-promotion agreement with Bayer Healthcare LLC (Bayer) to develop a specially-formulated inhaled Amikacin. We are responsible for development and manufacturing and supply of the nebulizer device included in the Amikacin product. Bayer is responsible for most future clinical development and commercialization costs, all activities to support worldwide regulatory filings, approvals and related activities, further development of Amikacin Inhale and final product packaging and distribution. In the years prior to 2014, we received an upfront payment of $40.0 million in 2007 and milestone payments of $30.0 million, including a $10.0 million development milestone which was achieved in 2013 as a result of the start of the Phase 3 clinical trial by Bayer in the treatment of intubated and mechanically ventilated patients with Gram-negative pneumonia in April 2013. In addition, in June 2013, we paid $10.0 million to Bayer for the reimbursement of its costs of the Phase 3 clinical trial.

In addition, we are entitled to receive a total of up to $50.0 million for development milestones upon achievement of certain development objectives, as well as sales milestones upon achievement of annual sales targets and royalties based on annual worldwide net sales of Amikacin Inhale. As of December 31, 2014, we have deferred revenue of approximately $20.8 million related to this agreement, which we expect to recognize through February 2028, the estimated end of our obligations under this agreement.

Ophthotech Corporation: Fovista®

We are a party to an agreement with Ophthotech Corporation (Ophthotech), dated September 30, 2006, under which Ophthotech received a worldwide, exclusive license to certain of our proprietary PEGylation technology to develop, manufacture and sell Fovista®. Under the terms of our agreement, we are the exclusive supplier of all of Ophthotech’s clinical and commercial requirements for our proprietary PEGylation reagent used in Fovista®. On May 19, 2014, Ophthotech entered into a Licensing and Commercialization Agreement with Novartis Pharma AG for Fovista®. Under our agreement with Ophthotech, we received a $19.75 million payment in connection with this licensing agreement in June 2014. As of December 31, 2014, we have deferred revenue of approximately $18.9 million related to this agreement, which we expect to recognize through March 2028, the estimated end of our obligations under our agreement with Ophthotech.

In addition, we are entitled to up to $9.5 million in additional payments based upon Ophthotech’s potential achievement of certain regulatory and sales milestones. We are also entitled to royalties on net sales of Fovista® that vary based on sales levels.

Affymax, Inc.: OMONTYS®

In April 2004, we entered into a license, manufacturing and supply agreement with Affymax, Inc. (Affymax) under which we provided Affymax with a worldwide, non-exclusive license under certain of our proprietary PEGylation technology to develop, manufacture and commercialize OMONTYS® (peginesatide). On February 23, 2013, Affymax and Takeda Pharmaceutical Company Limited announced a voluntary recall of all lots of OMONTYS® drug product as a result of new post-marketing reports regarding serious hypersensitivity reactions, including anaphylaxis, which can be life-threatening or fatal. In July 2013, Affymax terminated the license, manufacturing and supply agreement with Nektar.

We have received milestone and related payments under our agreement with Affymax and, as a result of the termination of our agreement with Affymax and our related performance obligations, we recognized the remaining $6.7 million of deferred revenue from this agreement in the year ended December 31, 2013.

Other

During the year ended December 31, 2014, two of our collaboration partners achieved the successful transfer of our commercial manufacturing process in connection with the PEGylation materials used in their products. In connection with our assistance with these manufacturing technology transfers, we received a total of $9.0 million of milestone payments. We concluded that these payments are substantive milestones and recognized them in their entirety in the year ended December 31, 2014.

In addition, as of December 31, 2014, we have a number of collaboration agreements, including our collaboration partner UCB, under which we are entitled to up to a total of $53.8 million of development milestones upon achievement of certain development objectives, as well as sales milestones upon achievement of annual sales targets and royalties based on net sales of commercialized products, if any. However, given the current phase of development of the potential products under these collaboration agreements, we cannot estimate the probability or timing of achieving these milestones.

Note 11 — Stock-Based Compensation

We issue stock-based awards from our equity incentive plans, which are more fully described in Note 9. Stock-based compensation expense was recognized as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Cost of goods sold	$1,161	$1,297	$1,496
Research and development	7,528	7,910	7,082
General and administrative	8,328	8,501	7,621

Total stock-based compensation	$17,017	$17,708	$16,199

As of December 31, 2014, total unrecognized compensation costs of $51.9 million related to unvested stock-based compensation arrangements are expected to be recognized as expense over a weighted-average period of 2.1 years.

Black-Scholes Assumptions

The following tables list the Black-Scholes option-pricing model assumptions used to calculate the fair value of employee and director stock options.

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Average risk-free interest rate	1.6%	0.9%	0.9%
Dividend yield	0.0%	0.0%	0.0%
Average volatility factor	51.6%	61.2%	62.2%
Average weighted average expected life	5.2 years	5.2 years	5.0 years

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

For the years ended December 31, 2014, 2013, and 2012, we estimated the weighted-average expected life based on the contractual and vesting terms of the stock options, as well as historic cancellation and exercise data.

Stock-based compensation resulting from our ESPP was not material in the years ended December 31, 2014, 2013, and 2012.

Summary of Stock Option Activity

The table below presents a summary of stock option activity under our equity incentive plans (in thousands, except for price per share and contractual life information):

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2013	20,655	$9.06
Options granted	7,713	13.96
Options exercised	(4,852)	9.43
Options forfeited & canceled	(1,521)	11.89

Outstanding at December 31, 2014	21,995	$10.50	4.96	$112,549

Vested and expected to vest at December 31, 2014	21,338	$10.41	4.89	$111,071
Exercisable at December 31, 2014	13,007	$8.90	3.47	$85,839

(1)	Aggregate intrinsic value represents the difference between the exercise price of the option and the closing market price of our common stock on December 31, 2014.

The weighted-average grant-date fair value per share of options granted during the years ended December 31, 2014, 2013, and 2012 was $6.50, $4.95, and $3.92, respectively. The total intrinsic value of options exercised during the years ended December 31, 2014, 2013, and 2012 was $25.9 million, $4.5 million, and $1.9 million, respectively. The estimated fair value of options vested during the years ended December 31, 2014, 2013, and 2012 was $15.2 million, $14.1 million, and $15.7 million, respectively.

Note 12 — Income Taxes

Loss before (benefit) provision for income taxes includes the following components (in thousands):

	Year Ended December 31,
	2014	2013	2012
Domestic	$(56,414)	$(161,068)	$(174,258)
Foreign	1,986	1,300	2,809

Loss before (benefit) provision for income taxes	$(54,428)	$(159,768)	$(171,449)

Provision for Income Taxes

The (benefit) provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$—	$—	$(137)
State	1	1	1
Foreign	(482)	1,838	1,029

Total Current	(481)	1,839	893

Deferred:
Federal	—	422	(422)
State	—	49	(49)
Foreign	(31)	(65)	(16)

Total Deferred	(31)	406	(487)

(Benefit) provision for income taxes	$(512)	$2,245	$406

The foreign benefit provision in the year ended December 31, 2014 is due to the reduction in taxes related to a favorable determination received from India proceedings.

Income tax provision related to continuing operations differs from the amount computed by applying the statutory income tax rate of 35% to pretax loss as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
U.S. federal provision (benefit)
At statutory rate	$(19,050)	$(55,919)	$(60,007)
State taxes	1	50	(48)
Change in valuation allowance	11,831	55,042	47,349
Non-cash interest expense on liability related to sale of future royalties	7,311	7,808	6,320
Stock-based compensation	2,832	271	236
Foreign tax inclusion	—	—	6,510
Foreign tax differential	(17)	(20)	(227)
Research credits	(2,933)	(6,273)	(591)
Other	(487)	1,286	864

(Benefit) provision for income taxes	$(512)	$2,245	$406

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets for federal and state income taxes are as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$423,776	$391,385
Research and other credits	66,666	61,707
Deferred revenue	29,758	35,588
Stock-based compensation	21,948	25,962
Sale of future royalties	20,153	28,057
Capitalized research expenses	14,795	17,687
Reserves and accruals	8,288	14,685
Property, plant and equipment	8,264	8,580
Other	2,218	2,539

Deferred tax assets before valuation allowance	595,866	586,190
Valuation allowance for deferred tax assets	(595,690)	(586,040)

Total deferred tax assets	176	150

Total deferred tax liabilities	—	—

Net deferred tax assets	$176	$150

Realization of our deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Because of our lack of U.S. earnings history, the net U.S. deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $9.7 million and $51.8 million during the years ended December 31, 2014 and 2013, respectively. The valuation allowance includes approximately $35.6 million of income tax benefit at both December 31, 2014 and December 31, 2013 related to stock-based compensation and exercises prior to the implementation of the accounting guidance for stock-based compensation that will be credited to additional paid in capital when realized.

Undistributed earnings of our foreign subsidiary in India are considered to be permanently reinvested and accordingly, no deferred U.S. income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to U.S. income tax. As of December 31, 2014, U.S. income taxes have not been provided on a cumulative total of $3.9 million of such earnings. Any incremental tax liability would be insignificant due to foreign tax credits that would be realized upon distribution.

Net Operating Loss and Tax Credit Carryforwards

As of December 31, 2014, we had a net operating loss carryforward for federal income tax purposes of approximately $1,131.8 million, portions of which will begin to expire in 2018. As of December 31, 2014, we had a total state net operating loss carryforward of approximately $709.2 million, of which approximately $124.6 million does not meet the more likely than not standard and has not been included in our deferred tax assets. Our state operating loss carryforwards will begin to expire in 2015. Utilization of some of the federal and state net operating loss and credit carryforwards are subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions.

We have federal research credits of approximately $40.0 million, which will begin to expire in 2019 and state research credits of approximately $22.6 million which have no expiration date. We have federal orphan drug credits of $17.7 million which will begin to expire in 2026. These tax credits are subject to the same limitations discussed above.

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

We file income tax returns in the U.S., California, Alabama, and India. Because of net operating losses and research credit carryovers, substantially all of our domestic tax years remain open and subject to examination. We are currently under examination in India for the fiscal years ending 2009 through 2014.

We have the following activity relating to unrecognized tax benefits (in thousands):

	December 31,
	2014	2013	2012
Beginning balance	$16,363	$14,067	$13,576
Tax positions related to current year
Additions:
Federal	502	477	289
State	6,141	381	302
Reductions	—	—	—
Tax positions related to prior year
Additions:
Federal	—	636	37
State	5,258	—	—
Foreign	—	802	—
Reductions — foreign	(742)	—	—
Settlements	—	—	—
Lapses in statute of limitations	—	—	(137)

Ending balance	$27,522	$16,363	$14,067

Although it is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next twelve months, we do not anticipate any significant changes to unrecognized tax benefits over the next twelve months. During the years ended December 31, 2014, 2013 and 2012, no significant interest or penalties were recognized relating to unrecognized tax benefits.

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

Our revenue is derived primarily from clients in the pharmaceutical and biotechnology industries. AstraZeneca, UCB and Roche represented 52%, 16%, and 11% of our revenue, respectively, for the year ended December 31, 2014. Revenue from Roche, UCB, AstraZeneca and Bayer represented 28%, 21%, 17% and 10% of our revenue, respectively, for the year ended December 31, 2013. Revenue from UCB, Roche and Affymax represented 30%, 23% and 11% of our revenue, respectively, for the year ended December 31, 2012.

Revenue by geographic area is based on the locations of our partners. The following table sets forth revenue by geographic area (in thousands):

	Year Ended December 31,
	2014	2013	2012
United States	$32,514	$42,535	$34,591
Europe	168,193	106,386	46,600

Total revenue	$200,707	$148,921	$81,191

At December 31, 2014, $63.7 million, or approximately 90%, of the net book value of our property and equipment was located in the United States and $6.7 million, or approximately 10%, was located in India. At

December 31, 2013, $57.3 million, or approximately 88%, of the net book value of our property and equipment was located in the United States and $7.7 million, or approximately 12%, was located in India.

Note 14 — Selected Quarterly Financial Data (Unaudited)

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

	Fiscal Year 2014				Fiscal Year 2013
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Product sales	$5,795	$5,802	$6,096	$7,460	$11,810	$10,324	$14,672	$8,040
Total revenue	$19,771	$28,513	$132,871	$19,551	$23,004	$33,862	$60,909	$31,146
Cost of goods sold	$7,907	$5,108	$9,220	$6,298	$11,661	$5,011	$12,877	$8,960
Research and development expenses	$38,338	$36,702	$34,200	$38,494	$45,618	$52,230	$43,914	$48,248
Operating income (loss)	$(36,402)	$(22,916)	$80,321	$(37,488)	$(45,106)	$(32,605)	$(6,525)	$(35,894)
Net income (loss)	$(46,201)	$(32,637)	$70,605	$(45,683)	$(55,063)	$(42,748)	$(16,543)	$(47,659)
Net income (loss) per share(1)
Basic	$(0.37)	$(0.26)	$0.55	$(0.35)	$(0.48)	$(0.37)	$(0.14)	$(0.41)
Diluted	$(0.37)	$(0.26)	$0.53	$(0.35)	$(0.48)	$(0.37)	$(0.14)	$(0.41)

(1)	Quarterly loss per share amounts may not total to the year-to-date loss per share due to rounding.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework).

Based on our evaluation under the framework described in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. There was no change in our internal control over financial reporting during the quarter ended December 31, 2014, which was identified in connection with our management’s evaluation required by Exchange Act Rules 13a-15(f) and 15d-15(f) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Information relating to our executive officers required by this item is set forth in Part I — Item 1 of this report under the caption “Executive Officers of the Registrant” and is incorporated herein by reference. The other information required by this Item is incorporated by reference from the definitive proxy statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A (Proxy Statement) not later than 120 days after the end of the fiscal year covered by this Form 10-K under the captions “Corporate Governance and Board of Directors,” “Proposal 1 — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

Exhibit Number	Description of Documents

2.1(1)	Asset Purchase Agreement, dated October 20, 2008, by and between Nektar Therapeutics, a Delaware corporation, AeroGen, Inc., a Delaware corporation and wholly-owned subsidiary of Nektar Therapeutics, Novartis Pharmaceuticals Corporation, a Delaware corporation, and Novartis Pharma AG, a Swiss corporation.+

3.1(2)	Certificate of Incorporation of Inhale Therapeutic Systems (Delaware), Inc.

3.2(3)	Certificate of Amendment of the Amended Certificate of Incorporation of Inhale Therapeutic Systems, Inc.

3.3(4)	Certificate of Ownership and Merger of Nektar Therapeutics.

3.4(5)	Certificate of Ownership and Merger of Nektar Therapeutics AL, Corporation with and into Nektar Therapeutics.

3.5(6)	Amended and Restated Bylaws of Nektar Therapeutics.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, and 3.5.

4.2(4)	Specimen Common Stock certificate.

Exhibit Number	Description of Documents

4.3(8)	Indenture dated July 11, 2012 by and between Nektar Therapeutics and Wells Fargo Bank, National Association, including the form of 12.0% Senior Secured Note due 2017.

10.1(9)	Employee Stock Purchase Plan, as amended and restated.++

10.2(10)	2000 Non-Officer Equity Incentive Plan, as amended and restated.++

10.3(10)	2000 Equity Incentive Plan, as amended and restated.++

10.4(10)	2008 Equity Incentive Plan, as amended and restated.++

10.5(11)	2012 Performance Incentive Plan.++

10.6(18)	Forms of Equity Award Agreements under the 2012 Performance Incentive Plan.++

10.7(18)	Amended and Restated Compensation Plan for Non-Employee Directors.++

10.8(12)	401(k) Retirement Plan.++

10.9(10)	Discretionary Incentive Compensation Policy.++

10.10(10)	Amended and Restated Change of Control Severance Benefit Plan.++

10.11(13)	Form of Severance Letter for executive officers of the company.++

10.12(1)	Amended and Restated Letter Agreement, executed effective on December 1, 2008, with Howard W. Robin.++

10.13(1)	Amended and Restated Letter Agreement, executed effective on December 1, 2008, with John Nicholson.++

10.14(14)	Letter Agreement, executed effective on December 10, 2009, with Stephen K. Doberstein, Ph.D.++

10.15(19)	Employment Transition and General Release Agreement dated as of February 11, 2014, by and between Nektar Therapeutics and Rinko Ghosh.++

10.16(20)	Letter Agreement dated as of May 14, 2014, by and between Nektar Therapeutics and Ivan Gergel, M.D.++

10.17(13)	Amended and Restated Built-to-Suite Lease between Nektar Therapeutics and BMR-201 Industrial Road LLC, dated August 17, 2004, as amended on January 11, 2005 and July 19, 2007.

10.18(16)	Sublease, dated as of September 30, 2009, by and between Pfizer Inc. and Nektar Therapeutics.+

10.19(15)	Settlement Agreement and General Release, dated June 30, 2006, by and between The Board of Trustees of the University of Alabama, The University of Alabama in Huntsville, Nektar Therapeutics AL Corporation (a wholly-owned subsidiary of Nektar Therapeutics), Nektar Therapeutics and J. Milton Harris.

10.20(14)	Co-Development, License and Co-Promotion Agreement, dated August 1, 2007, between Nektar Therapeutics (and its subsidiaries) and Bayer Healthcare LLC, as amended.+

10.21(1)	Exclusive Research, Development, License and Manufacturing and Supply Agreement, by and among Nektar AL Corporation, Baxter Healthcare SA, and Baxter Healthcare Corporation, dated September 26, 2005, as amended.+

10.22(1)	Exclusive License Agreement, dated December 31, 2008, between Nektar Therapeutics, a Delaware corporation, and Novartis Pharma AG, a Swiss corporation.+

10.23(14)	Supply, Dedicated Suite and Manufacturing Guarantee Agreement, dated October 29, 2010, by and among Nektar Therapeutics, Amgen Inc. and Amgen Manufacturing, Limited.+

Exhibit Number	Description of Documents

10.24(16)	License Agreement by and between AstraZeneca AB and Nektar Therapeutics, dated September 20, 2009.+

10.25(7)	12% Senior Secured Notes due 2017 Purchase Agreement dated July 3, 2012, by and among Nektar Therapeutics and the purchasers named therein.

10.26(18)	Pledge and Security Agreement dated July 11, 2012 as amended by the Amendment to Pledge and Security Agreement dated as of February 28, 2013, by and between Nektar Therapeutics and Wells Fargo Bank, National Association.

10.27(8)	Escrow and Deposit Account Control Agreement dated July 11, 2012 among Nektar Therapeutics, Wells Fargo Bank, National Association, as collateral agent, and Wells Fargo Bank, National Association, as escrow agent.

10.28(17)	Purchase and Sale Agreement, dated as of February 24, 2012, between Nektar Therapeutics and RPI Finance Trust.+

10.29(18)	Amendment No. 1 to License Agreement dated as of August 8, 2013, by and between Nektar Therapeutics and AstraZeneca AB.+

10.30(19)	Term Loan and Security Agreement dated as of October 7, 2013, by and between Nektar Therapeutics, as borrower, and AstraZeneca AB, as lender and as agent.

21.1(20)	Subsidiaries of Nektar Therapeutics.

23.1(20)	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (reference is made to the signature page).

31.1(20)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(20)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

101**	The following materials from Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

+	Confidential treatment with respect to specific portions of this Exhibit has been requested, and such portions are omitted and have been filed separately with the SEC.
++	Management contract or compensatory plan or arrangement.
*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as otherwise stated in such filing.
**	XBRL information is filed herewith.
(1)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2008.
(2)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
(3)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(4)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 23, 2003.
(5)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2009.
(6)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on April 11, 2011.
(7)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on July 10, 2012.
(8)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on July 11, 2012.
(9)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Registration Statement on Form S-8 (No. 333-98321), filed on August 19, 2002.
(10)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2011.
(11)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on July 3, 2012.
(12)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(13)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
(14)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics Annual Report on Form 10-K for the year ended December 31, 2010.
(15)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(16)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.
(17)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.
(18)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.
(19)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics Annual Report on Form 10-K for the year ended December 31, 2013.
(20)	Filed herewith.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City and County of San Francisco, State of California on February 25, 2015.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/S/ HOWARD W. ROBIN Howard W. Robin	Chief Executive Officer, President and Director (Principal Executive Officer)	February 25, 2015

/S/ JOHN NICHOLSON John Nicholson	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2015

/S/ JILLIAN B. THOMSEN Jillian B. Thomsen	Senior Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)	February 25, 2015

/S/ ROBERT B. CHESS Robert B. Chess	Director, Chairman of the Board of Directors	February 25, 2015

/S/ R. SCOTT GREER R. Scott Greer	Director	February 25, 2015

/S/ JOSEPH J. KRIVULKA Joseph J. Krivulka	Director	February 25, 2015

/S/ CHRISTOPHER A. KUEBLER Christopher A. Kuebler	Director	February 25, 2015

/S/ LUTZ LINGNAU Lutz Lingnau	Director	February 25, 2015

/S/ SUSAN WANG Susan Wang	Director	February 25, 2015

/S/ ROY A. WHITFIELD Roy A. Whitfield	Director	February 25, 2015

/S/ DENNIS L. WINGER Dennis L. Winger	Director	February 25, 2015

Except as so indicated in Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit Number	Description of Documents

2.1(1)	Asset Purchase Agreement, dated October 20, 2008, by and between Nektar Therapeutics, a Delaware corporation, AeroGen, Inc., a Delaware corporation and wholly-owned subsidiary of Nektar Therapeutics, Novartis Pharmaceuticals Corporation, a Delaware corporation, and Novartis Pharma AG, a Swiss corporation.+

3.1(2)	Certificate of Incorporation of Inhale Therapeutic Systems (Delaware), Inc.

3.2(3)	Certificate of Amendment of the Amended Certificate of Incorporation of Inhale Therapeutic Systems, Inc.

3.3(4)	Certificate of Ownership and Merger of Nektar Therapeutics.

3.4(5)	Certificate of Ownership and Merger of Nektar Therapeutics AL, Corporation with and into Nektar Therapeutics.

3.5(6)	Amended and Restated Bylaws of Nektar Therapeutics.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, and 3.5.

4.2(4)	Specimen Common Stock certificate.

4.3(8)	Indenture dated July 11, 2012 by and between Nektar Therapeutics and Wells Fargo Bank, National Association, including the form of 12.0% Senior Secured Note due 2017.

10.1(9)	Employee Stock Purchase Plan, as amended and restated.++

10.2(10)	2000 Non-Officer Equity Incentive Plan, as amended and restated.++

10.3(10)	2000 Equity Incentive Plan, as amended and restated.++

10.4(10)	2008 Equity Incentive Plan, as amended and restated.++

10.5(11)	2012 Performance Incentive Plan.++

10.6(18)	Forms of Equity Award Agreements under the 2012 Performance Incentive Plan.++

10.7(18)	Amended and Restated Compensation Plan for Non-Employee Directors.++

10.8(12)	401(k) Retirement Plan.++

10.9(10)	Discretionary Incentive Compensation Policy.++

10.10(10)	Amended and Restated Change of Control Severance Benefit Plan.++

10.11(13)	Form of Severance Letter for executive officers of the company.++

10.12(1)	Amended and Restated Letter Agreement, executed effective on December 1, 2008, with Howard W. Robin.++

10.13(1)	Amended and Restated Letter Agreement, executed effective on December 1, 2008, with John Nicholson.++

10.14(14)	Letter Agreement, executed effective on December 10, 2009, with Stephen K. Doberstein, Ph.D.++

10.15(19)	Employment Transition and General Release Agreement dated as of February 11, 2014, by and between Nektar Therapeutics and Rinko Ghosh.++

Exhibit Number	Description of Documents

10.16(20)	Letter Agreement dated as of May 14, 2014, by and between Nektar Therapeutics and Ivan Gergel, M.D.++

10.17(13)	Amended and Restated Built-to-Suite Lease between Nektar Therapeutics and BMR-201 Industrial Road LLC, dated August 17, 2004, as amended on January 11, 2005 and July 19, 2007.

10.18(16)	Sublease, dated as of September 30, 2009, by and between Pfizer Inc. and Nektar Therapeutics.+

10.19(15)	Settlement Agreement and General Release, dated June 30, 2006, by and between The Board of Trustees of the University of Alabama, The University of Alabama in Huntsville, Nektar Therapeutics AL Corporation (a wholly-owned subsidiary of Nektar Therapeutics), Nektar Therapeutics and J. Milton Harris.

10.20(14)	Co-Development, License and Co-Promotion Agreement, dated August 1, 2007, between Nektar Therapeutics (and its subsidiaries) and Bayer Healthcare LLC, as amended.+

10.21(1)	Exclusive Research, Development, License and Manufacturing and Supply Agreement, by and among Nektar AL Corporation, Baxter Healthcare SA, and Baxter Healthcare Corporation, dated September 26, 2005, as amended.+

10.22(1)	Exclusive License Agreement, dated December 31, 2008, between Nektar Therapeutics, a Delaware corporation, and Novartis Pharma AG, a Swiss corporation.+

10.23(14)	Supply, Dedicated Suite and Manufacturing Guarantee Agreement, dated October 29, 2010, by and among Nektar Therapeutics, Amgen Inc. and Amgen Manufacturing, Limited.+

10.24(16)	License Agreement by and between AstraZeneca AB and Nektar Therapeutics, dated September 20, 2009.+

10.25(7)	12% Senior Secured Notes due 2017 Purchase Agreement dated July 3, 2012, by and among Nektar Therapeutics and the purchasers named therein.

10.26(18)	Pledge and Security Agreement dated July 11, 2012 as amended by the Amendment to Pledge and Security Agreement dated as of February 28, 2013, by and between Nektar Therapeutics and Wells Fargo Bank, National Association.

10.27(8)	Escrow and Deposit Account Control Agreement dated July 11, 2012 among Nektar Therapeutics, Wells Fargo Bank, National Association, as collateral agent, and Wells Fargo Bank, National Association, as escrow agent.

10.28(17)	Purchase and Sale Agreement, dated as of February 24, 2012, between Nektar Therapeutics and RPI Finance Trust.+

10.29(18)	Amendment No. 1 to License Agreement dated as of August 8, 2013, by and between Nektar Therapeutics and AstraZeneca AB.+

10.30(19)	Term Loan and Security Agreement dated as of October 7, 2013, by and between Nektar Therapeutics, as borrower, and AstraZeneca AB, as lender and as agent.

21.1(20)	Subsidiaries of Nektar Therapeutics.

23.1(20)	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (reference is made to the signature page).

31.1(20)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

Exhibit Number	Description of Documents

31.2(20)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

101**	The following materials from Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

+	Confidential treatment with respect to specific portions of this Exhibit has been requested, and such portions are omitted and have been filed separately with the SEC.
++	Management contract or compensatory plan or arrangement.
*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as otherwise stated in such filing.
**	XBRL information is filed herewith.
(1)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2008.
(2)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
(3)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(4)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 23, 2003.
(5)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2009.
(6)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on April 11, 2011.
(7)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on July 10, 2012.
(8)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on July 11, 2012.
(9)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Registration Statement on Form S-8 (No. 333-98321), filed on August 19, 2002.
(10)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2011.
(11)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on July 3, 2012.
(12)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(13)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
(14)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics Annual Report on Form 10-K for the year ended December 31, 2010.
(15)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(16)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.
(17)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.
(18)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.
(19)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics Annual Report on Form 10-K for the year ended December 31, 2013.
(20)	Filed herewith.