Form 10-K/A
period 2014-12-31
NEKTAR THERAPEUTICS
filed 2015-04-30
CIK 906709

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

As of April 23, 2015, the number of outstanding shares of the registrant’s common stock was 131,526,201.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive Proxy Statement to be filed for its 2015 Annual Meeting of Stockholders are incorporated by reference into Part III hereof. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

EXPLANATORY NOTE

Nektar Therapeutics (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K (this “Amendment”) for the year ended December 31, 2014, which was originally filed on February 26, 2015 (“Original Filing”), to amend and restate in its entirety the Item 5 of Part II of the Original Filing. The Original Filing inadvertently included a graph depicting the five-year comparison of cumulative return for the period of 2008 to 2013 rather than 2009 to 2014. The only change in this Amendment is to replace that comparison graph with the updated comparison graph from 2009 to 2014.

Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), this Amendment amends and restates in its entirety Item 5 of Part II of the Original Filing and contains new certifications pursuant to Rule 13a-14 promulgated under the Exchange Act. This Amendment contains only the sections and exhibits to the Original Filing that are being amended and restated, and those unaffected parts or exhibits are not included herein. This Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure contained therein to reflect events that have occurred since the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings, if any, made with the United States Securities and Exchange Commission subsequent to the filing of the Original Filing, including the amendments to those filings, if any.

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

The following graph compares, for the five-year period ended December 31, 2014, the cumulative total stockholder return (change in stock price plus reinvested dividends) of our common stock with (i) the NASDAQ Composite Index, (ii) the NASDAQ Pharmaceutical Index, (iii) the RGD SmallCap Pharmaceutical Index, (iv) the NASDAQ Biotechnology Index and (v) the RDG SmallCap Biotechnology Index. Measurement points are the last trading day of each of our fiscal years ended December 31, 2010, December 31, 2011, December 31, 2012, December 31, 2013 and December 31, 2014. The graph assumes that $100 was invested on December 31, 2009 in the common stock of the Company, the NASDAQ Composite Index, the Nasdaq Pharmaceutical Index, the RGD SmallCap Pharmaceutical Index, the NASDAQ Biotechnology Index and the RDG SmallCap Biotechnology Index and assumes reinvestment of any dividends. The stock price performance in the graph is not intended to forecast or indicate future stock price performance.

Except as so indicated in Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference into, this Amendment No. 1 to the Annual Report on Form 10-K.

Exhibit Number	Description of Documents

2.1(1)	Asset Purchase Agreement, dated October 20, 2008, by and between Nektar Therapeutics, a Delaware corporation, AeroGen, Inc., a Delaware corporation and wholly-owned subsidiary of Nektar Therapeutics, Novartis Pharmaceuticals Corporation, a Delaware corporation, and Novartis Pharma AG, a Swiss corporation.+

3.1(2)	Certificate of Incorporation of Inhale Therapeutic Systems (Delaware), Inc.

3.2(3)	Certificate of Amendment of the Amended Certificate of Incorporation of Inhale Therapeutic Systems, Inc.

3.3(4)	Certificate of Ownership and Merger of Nektar Therapeutics.

3.4(5)	Certificate of Ownership and Merger of Nektar Therapeutics AL, Corporation with and into Nektar Therapeutics.

3.5(6)	Amended and Restated Bylaws of Nektar Therapeutics.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, and 3.5.

4.2(4)	Specimen Common Stock certificate.

4.3(8)	Indenture dated July 11, 2012 by and between Nektar Therapeutics and Wells Fargo Bank, National Association, including the form of 12.0% Senior Secured Note due 2017.

10.1(9)	Employee Stock Purchase Plan, as amended and restated.++

10.2(10)	2000 Non-Officer Equity Incentive Plan, as amended and restated.++

10.3(10)	2000 Equity Incentive Plan, as amended and restated.++

10.4(10)	2008 Equity Incentive Plan, as amended and restated.++

10.5(11)	2012 Performance Incentive Plan.++

10.6(18)	Forms of Equity Award Agreements under the 2012 Performance Incentive Plan.++

10.7(18)	Amended and Restated Compensation Plan for Non-Employee Directors.++

10.8(12)	401(k) Retirement Plan.++

10.9(10)	Discretionary Incentive Compensation Policy.++

10.10(10)	Amended and Restated Change of Control Severance Benefit Plan.++

10.11(13)	Form of Severance Letter for executive officers of the company.++

10.12(1)	Amended and Restated Letter Agreement, executed effective on December 1, 2008, with Howard W. Robin.++

10.13(1)	Amended and Restated Letter Agreement, executed effective on December 1, 2008, with John Nicholson.++

10.14(14)	Letter Agreement, executed effective on December 10, 2009, with Stephen K. Doberstein, Ph.D.++

10.15(19)	Employment Transition and General Release Agreement dated as of February 11, 2014, by and between Nektar Therapeutics and Rinko Ghosh.++

10.16(20)	Letter Agreement dated as of May 14, 2014, by and between Nektar Therapeutics and Ivan Gergel, M.D.++

10.17(13)	Amended and Restated Built-to-Suite Lease between Nektar Therapeutics and BMR-201 Industrial Road LLC, dated August 17, 2004, as amended on January 11, 2005 and July 19, 2007.

10.18(16)	Sublease, dated as of September 30, 2009, by and between Pfizer Inc. and Nektar Therapeutics.+

10.19(15)	Settlement Agreement and General Release, dated June 30, 2006, by and between The Board of Trustees of the University of Alabama, The University of Alabama in Huntsville, Nektar Therapeutics AL Corporation (a wholly-owned subsidiary of Nektar Therapeutics), Nektar Therapeutics and J. Milton Harris.

10.20(14)	Co-Development, License and Co-Promotion Agreement, dated August 1, 2007, between Nektar Therapeutics (and its subsidiaries) and Bayer Healthcare LLC, as amended.+

10.21(1)	Exclusive Research, Development, License and Manufacturing and Supply Agreement, by and among Nektar AL Corporation, Baxter Healthcare SA, and Baxter Healthcare Corporation, dated September 26, 2005, as amended.+

10.22(1)	Exclusive License Agreement, dated December 31, 2008, between Nektar Therapeutics, a Delaware corporation, and Novartis Pharma AG, a Swiss corporation.+

10.23(14)	Supply, Dedicated Suite and Manufacturing Guarantee Agreement, dated October 29, 2010, by and among Nektar Therapeutics, Amgen Inc. and Amgen Manufacturing, Limited.+

10.24(16)	License Agreement by and between AstraZeneca AB and Nektar Therapeutics, dated September 20, 2009.+

10.25(7)	12% Senior Secured Notes due 2017 Purchase Agreement dated July 3, 2012, by and among Nektar Therapeutics and the purchasers named therein.

10.26(18)	Pledge and Security Agreement dated July 11, 2012 as amended by the Amendment to Pledge and Security Agreement dated as of February 28, 2013, by and between Nektar Therapeutics and Wells Fargo Bank, National Association.

10.27(8)	Escrow and Deposit Account Control Agreement dated July 11, 2012 among Nektar Therapeutics, Wells Fargo Bank, National Association, as collateral agent, and Wells Fargo Bank, National Association, as escrow agent.

10.28(17)	Purchase and Sale Agreement, dated as of February 24, 2012, between Nektar Therapeutics and RPI Finance Trust.+

10.29(18)	Amendment No. 1 to License Agreement dated as of August 8, 2013, by and between Nektar Therapeutics and AstraZeneca AB.+

10.30(19)	Term Loan and Security Agreement dated as of October 7, 2013, by and between Nektar Therapeutics, as borrower, and AstraZeneca AB, as lender and as agent.

21.1(20)	Subsidiaries of Nektar Therapeutics.

23.1(20)	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (reference is made to the signature page).

31.1(21)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(21)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

101**	The following materials from Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

+	Confidential treatment with respect to specific portions of this Exhibit has been requested, and such portions are omitted and have been filed separately with the SEC.
++	Management contract or compensatory plan or arrangement.
*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as otherwise stated in such filing.
**	XBRL information is filed with Nektar Therapeutics Annual Report on Form 10-K for the year ended December 31, 2014.
(1)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2008.
(2)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
(3)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(4)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 23, 2003.
(5)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2009.
(6)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on April 11, 2011.
(7)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on July 10, 2012.
(8)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on July 11, 2012.
(9)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Registration Statement on Form S-8 (No. 333-98321), filed on August 19, 2002.
(10)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2011.
(11)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on July 3, 2012.
(12)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(13)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
(14)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics Annual Report on Form 10-K for the year ended December 31, 2010.
(15)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(16)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.
(17)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.
(18)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.
(19)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics Annual Report on Form 10-K for the year ended December 31, 2013.
(20)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics Annual Report on Form 10-K for the year ended December 31, 2014.
(21)	Filed herewith.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City and County of San Francisco, State of California on April 30, 2015.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/S/ HOWARD W. ROBIN Howard W. Robin	Chief Executive Officer, President and Director (Principal Executive Officer)	April 30, 2015

/S/ JOHN NICHOLSON John Nicholson	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	April 30, 2015

/S/ JILLIAN B. THOMSEN Jillian B. Thomsen	Senior Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)	April 30, 2015

/S/ * Robert B. Chess	Director, Chairman of the Board of Directors	April 30, 2015

/S/ * R. Scott Greer	Director	April 30, 2015

/S/ * Joseph J. Krivulka	Director	April 30, 2015

/S/ * Christopher A. Kuebler	Director	April 30, 2015

/S/ * Lutz Lingnau	Director	April 30, 2015

/S/ * Susan Wang	Director	April 30, 2015

/S/ * Roy A. Whitfield	Director	April 30, 2015

/S/ * Dennis L. Winger	Director	April 30, 2015

*By:	/s/ JILLIAN B. THOMSEN
Jillian B. Thomsen
Senior Vice President, Finance and Chief Accounting Officer

Except as so indicated in Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference into, this Amendment No. 1 to the Annual Report on Form 10-K.

Exhibit Number	Description of Documents

2.1(1)	Asset Purchase Agreement, dated October 20, 2008, by and between Nektar Therapeutics, a Delaware corporation, AeroGen, Inc., a Delaware corporation and wholly-owned subsidiary of Nektar Therapeutics, Novartis Pharmaceuticals Corporation, a Delaware corporation, and Novartis Pharma AG, a Swiss corporation.+

3.1(2)	Certificate of Incorporation of Inhale Therapeutic Systems (Delaware), Inc.

3.2(3)	Certificate of Amendment of the Amended Certificate of Incorporation of Inhale Therapeutic Systems, Inc.

3.3(4)	Certificate of Ownership and Merger of Nektar Therapeutics.

3.4(5)	Certificate of Ownership and Merger of Nektar Therapeutics AL, Corporation with and into Nektar Therapeutics.

3.5(6)	Amended and Restated Bylaws of Nektar Therapeutics.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, and 3.5.

4.2(4)	Specimen Common Stock certificate.

4.3(8)	Indenture dated July 11, 2012 by and between Nektar Therapeutics and Wells Fargo Bank, National Association, including the form of 12.0% Senior Secured Note due 2017.

10.1(9)	Employee Stock Purchase Plan, as amended and restated.++

10.2(10)	2000 Non-Officer Equity Incentive Plan, as amended and restated.++

10.3(10)	2000 Equity Incentive Plan, as amended and restated.++

10.4(10)	2008 Equity Incentive Plan, as amended and restated.++

10.5(11)	2012 Performance Incentive Plan.++

10.6(18)	Forms of Equity Award Agreements under the 2012 Performance Incentive Plan.++

10.7(18)	Amended and Restated Compensation Plan for Non-Employee Directors.++

10.8(12)	401(k) Retirement Plan.++

10.9(10)	Discretionary Incentive Compensation Policy.++

10.10(10)	Amended and Restated Change of Control Severance Benefit Plan.++

10.11(13)	Form of Severance Letter for executive officers of the company.++

10.12(1)	Amended and Restated Letter Agreement, executed effective on December 1, 2008, with Howard W. Robin.++

10.13(1)	Amended and Restated Letter Agreement, executed effective on December 1, 2008, with John Nicholson.++

10.14(14)	Letter Agreement, executed effective on December 10, 2009, with Stephen K. Doberstein, Ph.D.++

10.15(19)	Employment Transition and General Release Agreement dated as of February 11, 2014, by and between Nektar Therapeutics and Rinko Ghosh.++

10.16(20)	Letter Agreement dated as of May 14, 2014, by and between Nektar Therapeutics and Ivan Gergel, M.D.++

10.17(13)	Amended and Restated Built-to-Suite Lease between Nektar Therapeutics and BMR-201 Industrial Road LLC, dated August 17, 2004, as amended on January 11, 2005 and July 19, 2007.

10.18(16)	Sublease, dated as of September 30, 2009, by and between Pfizer Inc. and Nektar Therapeutics.+

10.19(15)	Settlement Agreement and General Release, dated June 30, 2006, by and between The Board of Trustees of the University of Alabama, The University of Alabama in Huntsville, Nektar Therapeutics AL Corporation (a wholly-owned subsidiary of Nektar Therapeutics), Nektar Therapeutics and J. Milton Harris.

10.20(14)	Co-Development, License and Co-Promotion Agreement, dated August 1, 2007, between Nektar Therapeutics (and its subsidiaries) and Bayer Healthcare LLC, as amended.+

10.21(1)	Exclusive Research, Development, License and Manufacturing and Supply Agreement, by and among Nektar AL Corporation, Baxter Healthcare SA, and Baxter Healthcare Corporation, dated September 26, 2005, as amended.+

10.22(1)	Exclusive License Agreement, dated December 31, 2008, between Nektar Therapeutics, a Delaware corporation, and Novartis Pharma AG, a Swiss corporation.+

10.23(14)	Supply, Dedicated Suite and Manufacturing Guarantee Agreement, dated October 29, 2010, by and among Nektar Therapeutics, Amgen Inc. and Amgen Manufacturing, Limited.+

10.24(16)	License Agreement by and between AstraZeneca AB and Nektar Therapeutics, dated September 20, 2009.+

10.25(7)	12% Senior Secured Notes due 2017 Purchase Agreement dated July 3, 2012, by and among Nektar Therapeutics and the purchasers named therein.

10.26(18)	Pledge and Security Agreement dated July 11, 2012 as amended by the Amendment to Pledge and Security Agreement dated as of February 28, 2013, by and between Nektar Therapeutics and Wells Fargo Bank, National Association.

10.27(8)	Escrow and Deposit Account Control Agreement dated July 11, 2012 among Nektar Therapeutics, Wells Fargo Bank, National Association, as collateral agent, and Wells Fargo Bank, National Association, as escrow agent.

10.28(17)	Purchase and Sale Agreement, dated as of February 24, 2012, between Nektar Therapeutics and RPI Finance Trust.+

10.29(18)	Amendment No. 1 to License Agreement dated as of August 8, 2013, by and between Nektar Therapeutics and AstraZeneca AB.+

10.30(19)	Term Loan and Security Agreement dated as of October 7, 2013, by and between Nektar Therapeutics, as borrower, and AstraZeneca AB, as lender and as agent.

21.1(20)	Subsidiaries of Nektar Therapeutics.

23.1(20)	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (reference is made to the signature page).

31.1(21)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(21)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

101**	The following materials from Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

+	Confidential treatment with respect to specific portions of this Exhibit has been requested, and such portions are omitted and have been filed separately with the SEC.
++	Management contract or compensatory plan or arrangement.
*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as otherwise stated in such filing.
**	XBRL information is filed with Nektar Therapeutics Annual Report on Form 10-K for the year ended December 31, 2014.
(1)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2008.
(2)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
(3)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(4)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 23, 2003.
(5)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2009.
(6)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on April 11, 2011.
(7)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on July 10, 2012.
(8)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on July 11, 2012.
(9)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Registration Statement on Form S-8 (No. 333-98321), filed on August 19, 2002.
(10)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2011.
(11)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on July 3, 2012.
(12)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(13)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
(14)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics Annual Report on Form 10-K for the year ended December 31, 2010.
(15)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(16)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.
(17)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.
(18)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.
(19)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics Annual Report on Form 10-K for the year ended December 31, 2013.
(20)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics Annual Report on Form 10-K for the year ended December 31, 2014.
(21)	Filed herewith.