Form 10-Q
period 2015-03-31
NEKTAR THERAPEUTICS
filed 2015-05-01
CIK 906709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 131,526,201 on April 23, 2015.

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

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$129,452	$12,365
Restricted cash	25,000	25,000
Short-term investments	171,353	225,459
Accounts receivable, net	2,885	3,607
Inventory	12,511	12,952
Other current assets	6,092	8,817

Total current assets	347,293	288,200
Property, plant and equipment, net	69,267	70,368
Goodwill	76,501	76,501
Other assets	6,151	6,552

Total assets	$499,212	$441,621

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,024	$2,703
Accrued compensation	9,356	5,749
Accrued expenses	8,245	6,418
Accrued clinical trial expenses	8,747	7,708
Interest payable	3,167	6,917
Capital lease obligations, current portion	5,412	4,512
Deferred revenue, current portion	24,959	24,473
Other current liabilities	10,534	5,567

Total current liabilities	75,444	64,047
Senior secured notes	125,000	125,000
Capital lease obligations, less current portion	4,386	4,139
Liability related to sale of future royalties	121,558	120,471
Deferred revenue, less current portion	78,418	76,911
Other long-term liabilities	17,101	14,721

Total liabilities	421,907	405,289
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000 shares authorized, no shares designated, issued or outstanding at March 31, 2015 or December 31, 2014, respectively	—	—
Common stock, $0.0001 par value, 300,000 authorized, 131,451 shares and 131,216 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	13	13
Capital in excess of par value	1,831,057	1,824,195
Accumulated other comprehensive loss	(1,276)	(1,567)
Accumulated deficit	(1,752,489)	(1,786,309)

Total stockholders’ equity	77,305	36,332

Total liabilities and stockholders’ equity	$499,212	$441,621

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

(Unaudited)

	Three months ended March 31,
	2015	2014
Revenue:
Product sales and royalty revenue	$8,099	$5,917
Non-cash royalty revenue related to sale of future royalties	3,962	5,773
License, collaboration and other revenue	96,740	8,081

Total revenue	108,801	19,771
Operating costs and expenses:
Cost of goods sold	8,444	7,907
Research and development	47,011	38,338
General and administrative	10,303	9,928

Total operating costs and expenses	65,758	56,173

Income (loss) from operations	43,043	(36,402)
Non-operating income (expense):
Interest expense	(4,171)	(4,533)
Non-cash interest expense on liability related to sale of future royalties	(5,050)	(5,387)
Interest income and other income (expense), net	211	312

Total non-operating expense, net	(9,010)	(9,608)

Income (loss) before provision for income taxes	34,033	(46,010)
Provision for income taxes	213	191

Net income (loss)	$33,820	$(46,201)

Net income (loss) per share:
Basic	$0.26	$(0.37)

Diluted	$0.25	$(0.37)

Weighted average shares outstanding used in computing net income (loss) per share
Basic	131,359	123,543

Diluted	135,667	123,543

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three months ended March 31,
	2015	2014
Comprehensive income (loss)	$34,111	$(45,960)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$33,820	$(46,201)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash royalty revenue related to sale of future royalties	(3,962)	(5,773)
Non-cash interest expense on liability related to sale of future royalties	5,050	5,387
Stock-based compensation	5,177	4,361
Depreciation and amortization	2,973	3,264
Other non-cash transactions	(938)	777
Changes in operating assets and liabilities:
Accounts receivable, net	722	374
Inventory	441	580
Other assets	2,809	(718)
Accounts payable	2,241	(6,126)
Accrued compensation	3,607	(4,827)
Accrued expenses	1,811	693
Accrued clinical trial expenses	1,039	(3,179)
Interest payable	(3,750)	(3,750)
Deferred revenue	1,993	(5,957)
Other liabilities	10,279	(1,195)

Net cash provided by (used in) operating activities	63,312	(62,290)

Cash flows from investing activities:
Maturities of investments	73,434	56,972
Purchases of investments	(24,432)	(110,661)
Sale of investments	5,215	—
Purchases of property, plant and equipment	(1,059)	(4,524)

Net cash provided by (used in) investing activities	53,158	(58,213)

Cash flows from financing activities:
Payment of capital lease obligations	(1,098)	(825)
Repayment of proceeds from sale of future royalties	—	(7,000)
Issuance of common stock, net of issuance costs	—	116,619
Proceeds from shares issued under equity compensation plans	1,685	5,074

Net cash provided by financing activities	587	113,868

Effect of exchange rates on cash and cash equivalents	30	11

Net increase (decrease) in cash and cash equivalents	117,087	(6,624)
Cash and cash equivalents at beginning of period	12,365	39,067

Cash and cash equivalents at end of period	$129,452	$32,443

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,855	$7,961

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

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

Our research and development activities have required significant ongoing investment to date and are expected to continue to require significant investment. As a result, we expect to continue to incur substantial losses and negative cash flows from operations in the future. We have financed our operations primarily through cash generated from licensing, collaboration and manufacturing agreements and financing transactions. At March 31, 2015, we had approximately $325.8 million in cash and investments in marketable securities, of which $25.0 million was restricted in relation to our 12% senior secured notes due July 15, 2017. Also, as of March 31, 2015, we had $134.8 million in long-term debt, including $125.0 million of senior secured notes and $9.8 million of capital lease obligations, of which $5.4 million is current.

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

Our comprehensive income (loss) consists of our net income (loss) plus our foreign currency translation gains and losses and unrealized holding gains and losses on available-for-sale securities, neither of which were significant during the three months ended March 31, 2015 and 2014. In addition, there were no significant reclassifications out of accumulated other comprehensive income (loss) to the statements of operations during the three months ended March 31, 2015 and 2014.

The accompanying Condensed Consolidated Financial Statements are unaudited. The Condensed Consolidated Balance Sheet data as of December 31, 2014 was derived from the audited consolidated financial statements which are included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 26, 2015. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes to those financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Revenue, expenses, assets, and liabilities can vary during each quarter of the year. The results and trends in these interim Condensed Consolidated Financial Statements are not necessarily indicative of the results to be expected for the full year or any other periods.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Accounting estimates and assumptions are inherently uncertain. Actual results could differ materially from those estimates and assumptions. On an ongoing basis, we evaluate our estimates, including those related to estimated selling prices of deliverables in collaboration agreements, estimated periods of performance, the net realizable value of inventory, the impairment of investments, the impairment of goodwill and long-lived assets, contingencies, accrued clinical trial expenses, estimated interest expense from our liability related to our sale of future royalties, stock-based compensation, and ongoing litigation, among other estimates. We base our estimates on historical experience and on other assumptions that management believes are reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities when these values are not readily apparent from other sources. Estimates are assessed each period and updated to reflect current information and any changes in estimates will generally be reflected in the period first identified.

Reclassifications

Certain items previously reported in specific financial statement captions have been reclassified to conform to the current period presentation. Such reclassifications do not materially impact previously reported revenue, operating income (loss), net income (loss), total assets, liabilities or stockholders’ equity.

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

Significant Concentrations

Our customers are primarily pharmaceutical and biotechnology companies that are located in the U.S. and Europe. Our accounts receivable balance contains billed and unbilled trade receivables from product sales and royalties, as well as milestones and time and materials based billings from collaborative research and development agreements. When appropriate, we provide for an allowance for doubtful accounts by reserving for specifically identified doubtful accounts. We generally do not require collateral from our customers. We perform a regular review of our customers’ payment histories and associated credit risk. We have not experienced significant credit losses from our accounts receivable and our allowance for doubtful accounts was not significant at either March 31, 2015 or December 31, 2014.

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

Revenue Recognition

Our revenue is derived from our arrangements with pharmaceutical and biotechnology collaboration partners and may result from one or more of the following: upfront and license fees, payments for contract research and development, milestone payments, manufacturing and supply payments, and royalties. Our performance obligations under our collaborations may include licensing our intellectual property, manufacturing and supply obligations, and research and development obligations. In order to account for the multiple-element arrangements, we identify the deliverables included within the arrangement and evaluate which deliverables represent separate units of accounting. Analyzing the arrangement to identify deliverables requires the use of judgment, and each deliverable may be an obligation to deliver services, a right or license to use an asset, or another performance obligation. Revenue is recognized separately for each identified unit of accounting when the basic revenue recognition criteria are met: there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable, and collection is reasonably assured.

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

Royalty revenue

Generally, we are entitled to royalties from our collaboration partners based on the net sales of their approved drugs that are marketed and sold in one or more countries where we hold royalty rights. We recognize royalty revenue when the cash is received or when the royalty amount to be received is estimable and collection is reasonably assured. With respect to the non-cash royalties related to sale of future royalties described at Note 4, revenue is recognized when estimable, otherwise, revenue is recognized during the period in which the related royalty report is received, which generally occurs in the quarter after the applicable product sales are made.

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

We record accruals for the estimated costs of our clinical trial activities performed by third parties. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to our vendors. Payments under the contracts depend on factors such as the achievement of certain events, successful enrollment of patients, and completion of certain clinical trial activities. We generally accrue costs associated with the start-up and reporting phases of the clinical trials ratably over the estimated duration of the start-up and reporting phases. We generally accrue costs associated with the treatment phase of clinical trials based on the total estimated cost of the treatment phase on a per patient basis and we expense the per patient cost ratably over the estimated patient treatment period based on patient enrollment in the trials. In specific circumstances, such as for certain time-based costs, we recognize clinical trial expenses using a methodology that we consider to be more reflective of the timing of costs incurred. Advance payments for goods or services that will be used or rendered for future research and development activities are capitalized as prepaid expenses and recognized as expense as the related goods are delivered or the related services are performed. We base our estimates on the best information available at the time. However, additional information may become available to us which may allow us to make a more accurate estimate in future periods. In this event, we may be required to record adjustments to research and development expenses in future periods when the actual level of activity becomes more certain. Such increases or decreases in cost are generally considered to be changes in estimates and will be reflected in research and development expenses in the period identified.

Long-Lived Assets

We assess the impairment of long-lived assets, primarily property, plant and equipment and goodwill included in other non-current assets, whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. When such events occur, we determine whether there has been an impairment in value by comparing the asset’s carrying value with its fair value, as measured by the anticipated undiscounted net cash flows of the asset. In the case of goodwill impairment, market capitalization is generally used as the measure of fair value. If an impairment in value exists, the asset is written down to its estimated fair value. In March 2015, we announced that the primary endpoint for our BEACON Phase 3 clinical study for NKTR-102 as a single-agent therapy for women with advanced metastatic breast cancer did not achieve statistical significance. As a result, we performed an impairment analysis for our long-lived assets, including goodwill, as well as our primary long-lived asset group which is dedicated to NKTR-102. Based on this analysis, we concluded that there is no impairment at March 31, 2015.

Income Taxes

For the three month periods ended March 31, 2015 and 2014, we recorded an income tax provision for our Nektar India operations at an effective tax rate of approximately 34%. The U.S. federal deferred tax assets generated from our net operating losses have been fully reserved, as we believe it is not more likely than not that the benefit will be realized.

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

Note 2 — Cash and Investments in Marketable Securities

Cash and investments in marketable securities, including cash equivalents and restricted cash, are as follows (in thousands). Cash and cash equivalents at March 31, 2015 includes a $100.0 million U.S. commercial launch milestone payment received on March 31, 2015 from our collaboration agreement with AstraZeneca AB.

	Estimated Fair Value at
	March 31, 2015	December 31, 2014
Cash and cash equivalents	$129,452	$12,365
Short-term investments	171,353	225,459
Restricted cash	25,000	25,000

Total cash and investments in marketable securities	$325,805	$262,824

We invest in liquid, high quality debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in securities with maturities of two years or less and maintain a weighted average maturity of one year or less. As of March 31, 2015 and December 31, 2014, all of our investments had maturities of one year or less.

Gross unrealized gains and losses were not significant at either March 31, 2015 or December 31, 2014. During the three month period ended March 31, 2015, we sold available-for-sale securities totaling $5.2 million and gross realized gains and losses on those sales were not significant. During the three month period ended March 31, 2014, we did not sell any of our available-for-sale securities. The cost of securities sold is based on the specific identification method.

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

Our portfolio of cash and investments in marketable securities includes (in thousands):

		Estimated Fair Value at
	Fair Value Hierarchy Level	March 31, 2015	December 31, 2014
Corporate notes and bonds	2	$135,400	$182,544
Corporate commercial paper	2	35,953	42,915

Available-for-sale investments		171,353	225,459
Money market funds	1	123,558	11,229
Cash, including restricted cash	N/A	30,894	26,136

Total cash and investments in marketable securities		$325,805	$262,824

Level 1 —	Quoted prices in active markets for identical assets or liabilities.
Level 2 —	Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 —	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

All of our investments are categorized as Level 1 or Level 2, as explained in the table above. We use a market approach to value our Level 2 investments. The disclosed fair value related to our investments is based primarily on the reported fair values in our period-end brokerage statements, which are based on market prices from a variety of industry standard data providers and generally represent quoted prices for similar assets in active markets or have been derived from observable market data. We independently validate these fair values using available market quotes and other information. During the three month periods ended March 31, 2015 and 2014, there were no transfers between Level 1 and Level 2 of the fair value hierarchy.

Additionally, as of March 31, 2015, based on a discounted cash flow analysis using Level 3 inputs including financial discount rates, we believe the $125.0 million carrying amount of our 12% Senior Secured Notes due July 2017 is consistent with its fair value.

Note 3 — Inventory

Inventory consists of the following (in thousands):

	March 31, 2015	December 31, 2014
Raw materials	$2,401	$2,200
Work-in-process	7,665	5,187
Finished goods	2,445	5,565

Total inventory	$12,511	$12,952

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

Note 4 — Liability Related to Sale of Future Royalties

On February 24, 2012, we entered into a Purchase and Sale Agreement (the Purchase and Sale Agreement) with RPI Finance Trust (RPI), an affiliate of Royalty Pharma, pursuant to which we sold, and RPI purchased, our right to receive royalty payments (the Royalty Entitlement) arising from the worldwide net sales, from and after January 1, 2012, of (a) CIMZIA®, under our license, manufacturing and supply agreement with UCB Pharma (UCB), and (b) MIRCERA®, under our license, manufacturing and supply agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (together referred to as Roche). We received aggregate cash proceeds of $124.0 million for the Royalty Entitlement. Although we sold all of our rights to receive royalties from the CIMZIA® and

MIRCERA® products, as a result of our ongoing manufacturing and supply obligations related to the generation of these royalties, we will continue to account for these royalties as revenue. We recorded the $124.0 million in proceeds from this transaction as a liability (Royalty Obligation) that will be amortized using the interest method over the estimated life of the Purchase and Sale Agreement as royalties from the CIMZIA® and MIRCERA® products are remitted directly to RPI. During the three months ended March 31, 2015 and 2014, we recognized $4.0 million and $5.8 million, respectively, in aggregate royalties from net sales of CIMZIA® and MIRCERA®.

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

Pursuant to the Purchase and Sale Agreement, in March 2014 and March 2013, we were required to pay RPI $7.0 million and $3.0 million, respectively, as a result of worldwide net sales of MIRCERA® for the 12 month periods ended December 31, 2013 and 2012 not reaching certain minimum thresholds. As of March 31, 2015, we do not expect to make any further payments related to the Purchase and Sale Agreement.

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

Note 5 — Commitments and Contingencies

Legal Matters

From time to time, we are involved in lawsuits, arbitrations, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. We make provisions for liabilities when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Such provisions are reviewed at least quarterly and adjusted to reflect the impact of settlement negotiations, judicial and administrative rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. If any unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of our operations of that period and on our cash flows and liquidity.

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

From time to time we enter into other strategic agreements such as divestures and financing transactions pursuant to which we are required to make representations and warranties and undertake to perform or comply with certain covenants. In the event it is determined that we breached certain of the representations and warranties or covenants made by us in any such agreements, we could incur substantial indemnification liabilities depending on the timing, nature, and amount of any such claims.

To date, we have not incurred costs to defend lawsuits or settle claims related to these indemnification obligations. Because the aggregate amount of any potential indemnification obligation is not a stated amount, the overall maximum amount of any such obligations cannot be reasonably estimated. No liabilities have been recorded for these obligations in our Condensed Consolidated Balance Sheets at either March 31, 2015 or December 31, 2014.

Note 6 — License and Collaboration Agreements

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

In accordance with our collaboration agreements, we recognized license, collaboration and other revenue as follows (in thousands):

		Three months ended March 31,
Partner	Drug or Drug Candidate	2015	2014
AstraZeneca AB	MOVANTIKTM (NKTR-118) and MOVANTIKTM fixed-dose combination program (NKTR-119)	$90,000	$—
Roche	PEGASYS® and MIRCERA®	3,212	3,197
Amgen, Inc.	Neulasta®	1,250	1,250
Bayer Healthcare LLC	BAY41-6551 (Amikacin Inhale)	810	752
Baxter Healthcare	BAX 855 (Hemophilia)	109	337
Other		1,359	2,545

License, collaboration, and other revenue		$96,740	$8,081

As of March 31, 2015, our collaboration agreements with partners included potential future payments for development milestones totaling approximately $128.3 million, including amounts from our agreements with Baxter, Bayer, and Ophthotech described below. In addition, we are entitled to receive the contingent payments described below related to the MOVANTIKTM and MOVANTIKTM fixed-dose combination drug development programs, respectively, based on development and regulatory events to be pursued and completed solely by AstraZeneca.

There have been no material changes to our collaboration agreements in the three months ended March 31, 2015, except as described below.

AstraZeneca AB: MOVANTIKTM (naloxegol oxalate), previously referred to as naloxegol and NKTR-118, and MOVANTIKTM fixed-dose combination program, previously referred to as NKTR-119

We are a party to an agreement with AstraZeneca AB (AstraZeneca) under which we granted AstraZeneca a worldwide, exclusive license under our patents and other intellectual property to develop, market, and sell MOVANTIKTM and MOVANTIKTM fixed-dose combination program. AstraZeneca is responsible for all research, development and commercialization and is responsible for all drug development and commercialization decisions for MOVANTIKTM and the MOVANTIKTM fixed-dose combination program. AstraZeneca paid us an upfront payment of $125.0 million, which we received in the fourth quarter of 2009 and which was fully recognized as of December 31, 2010. We will be entitled to up to an additional $40.0 million of contingent payments upon the first commercial sale of MOVENTIG® (the naloxegol brand name in the European Union or EU) in one major European Union country. We are also entitled to receive up to $75.0 million of commercial launch contingent payments related to the MOVANTIKTM fixed-dose combination program, based on development events to be pursued and completed solely by AstraZeneca. In addition, we are entitled to significant and escalating double-digit royalty payments and sales milestone payments based on annual worldwide net sales of MOVANTIKTM and MOVANTIKTM fixed-dose combination products.

On September 16, 2014, the United States Food and Drug Administration (FDA) approved MOVANTIKTM for the treatment of opioid-induced constipation (OIC) in adult patients with chronic, non-cancer pain. On December 9, 2014, AstraZeneca announced that MOVENTIG® has been granted Marketing Authorisation by the European Commission (EC) for the treatment of opioid-induced constipation (OIC) in adult patients who have had an inadequate response to laxative(s). As a result of the FDA’s approval, on September 16, 2014, we were entitled to a $35.0 million non-refundable payment from AstraZeneca, which was fully recognized as revenue in September 2014 and was received in October 2014. In addition, the FDA’s approval of MOVANTIKTM extinguished our contingent obligation to repay the $70.0 million payment made to us by AstraZeneca in November 2013 after the MOVANTIKTM New Drug Application was accepted for review by the FDA. As a result, in September 2014, we fully recognized as revenue this $70.0 million payment. On March 31, 2015, AstraZeneca announced that MOVANTIK™ launched in the United States which resulted in our receipt of a $100.0 million non-refundable commercial launch milestone payment on March 31, 2015, which was recognized as revenue in March 2015. In addition, in March 2015, we agreed to pay AstraZeneca a total of $10.0 million to fund U.S. television advertising in consideration for certain additional commercial information rights, of which $5.0 million will be paid in July 2015 and $5.0 million will be paid in July 2016. This $10.0 million obligation has been recorded as a liability, with $5.0 million included in other current liabilities and $5.0 million included in other long-term liabilities in our Condensed Consolidated Balance Sheet at March 31, 2015. We determined that this $10.0 million obligation should be recorded as a reduction of revenue, which we recorded in the three months ended March 31, 2015.

In general, other than as described above and in this paragraph, AstraZeneca has full responsibility for all research, development and commercialization costs under our naloxegol license agreement. As part of its approval of MOVANTIKTM, the FDA required AstraZeneca to perform a post-marketing, observational epidemiological study comparing MOVANTIKTM to other treatments of OIC in patients with chronic, non-cancer pain. As a result, the royalty rate payable to us from net sales of MOVANTIKTM in the U.S. by AstraZeneca will be reduced by up to two percentage points to fund 33% of the external costs incurred by AstraZeneca to fund such post approval study subject to a $35.0 million aggregate cap. Any costs incurred by AstraZeneca can only be recovered by the reduction of the royalty paid to us. In no case can amounts be recovered by the reduction of a contingent payment due from AstraZeneca to us or through a payment from us to AstraZeneca.

Roche: PEGASYS® and MIRCERA®

In February 1997, we entered into a license, manufacturing and supply agreement with Roche, under which we granted Roche a worldwide, exclusive license to certain intellectual property related to our proprietary PEGylation materials used in the manufacture and commercialization of PEGASYS®. As of March 31, 2015, we have deferred revenue of approximately $3.8 million related to this agreement, which we expect to recognize through December 2015, the period through which we are required to provide back-up manufacturing and supply services related to PEGASYS®.

In February 2012, we entered into a toll-manufacturing agreement with Roche under which we will manufacture the proprietary PEGylation material used by Roche to produce MIRCERA®. Roche entered into the toll-manufacturing agreement with the objective of establishing us as a secondary back-up supply source on a non-exclusive basis. Under the terms of our toll-manufacturing agreement, Roche paid us an upfront payment of $5.0 million and an additional $22.0 million in performance-based milestone payments upon our achievement of certain manufacturing readiness, validation and production milestones, including the delivery of specified quantities of PEGylation materials, all of which were completed as of January 2013. Roche will also pay us additional consideration for any future orders of the PEGylation materials for MIRCERA® beyond the initial quantities manufactured through January 2013. Roche has the right to terminate the toll-manufacturing agreement due to an uncured material default by us. As of March 31, 2015, we have deferred revenue of approximately $9.4 million, which we expect to recognize through December 2016, the estimated end of our obligations under this agreement.

In August 2013, we agreed to deliver additional quantities of PEGylation materials used by Roche to produce PEGASYS® and MIRCERA®, all of which were delivered in the last quarter of 2013, for total consideration of $18.6 million. We determined that these incremental activities should be considered a material modification of the existing PEGASYS® and MIRCERA® -related arrangements described above. As a result, we allocated the $18.6 million consideration to each of these arrangements and determined the amounts to be recognized or deferred based on the estimated selling prices of the undelivered obligations. As of March 31, 2015, we have deferred revenue of approximately $4.0 million related to these activities, which we expect to recognize through December 2016, the estimated end of our obligations under the modified arrangements.

Amgen, Inc.: Neulasta®

In October 2010, we amended and restated an existing supply and license agreement by entering into a supply, dedicated suite and manufacturing guarantee agreement (the amended and restated agreement) and a license agreement with Amgen Inc. and Amgen Manufacturing, Limited (together referred to as Amgen). Under the terms of the amended and restated agreement, we received a $50.0 million payment in the fourth quarter of 2010 in return for our guaranteeing the supply of certain quantities of our proprietary PEGylation materials to Amgen. As of March 31, 2015, we have deferred revenue of approximately $27.9 million related to this agreement, which we expect to recognize through October 2020, the estimated end of our obligations under this agreement.

Bayer Healthcare LLC: BAY41-6551 (Amikacin Inhale)

In August 2007, we entered into a co-development, license and co-promotion agreement with Bayer Healthcare LLC (Bayer) to develop a specially-formulated inhaled Amikacin. We are responsible for development and manufacturing and supply of the nebulizer device included in the Amikacin product. In April 2013, Bayer initiated a Phase 3 clinical trial in the treatment of intubated and mechanically ventilated patients with Gram-negative pneumonia. As of March 31, 2015, we have received an upfront payment of $40.0 million in 2007 and milestone payments totaling $30.0 million. In addition, in June 2013, we made a $10.0 million payment to Bayer for the reimbursement of some of its costs of the Phase 3 clinical trial.

In addition, we are entitled to receive a total of up to $50.0 million for development milestones upon achievement of certain development objectives, as well as sales milestones upon achievement of annual sales targets and royalties based on annual worldwide net sales of Amikacin Inhale. As of March 31, 2015, we have deferred revenue of approximately $20.4 million related to this agreement, which we expect to recognize through February 2028, the estimated end of our obligations under this agreement.

Baxter Healthcare: Hemophilia

In September 2005, we entered into an exclusive research, development, license and manufacturing and supply agreement with Baxter Healthcare SA and Baxter Healthcare Corporation (together referred to as Baxter) to develop products designed to improve therapies for Hemophilia A patients using our PEGylation technology. This Hemophilia A program includes BAX 855. Under the terms of this agreement, as of March 31, 2015, we are entitled to up to $20.0 million of development milestones upon achievement of certain development objectives, including $10.0 million due upon marketing authorization in the U.S., as well as sales milestones upon achievement of annual sales targets and royalties based on annual worldwide net sales of products resulting from this agreement. In August 2014, Baxter announced positive top-line results from its Phase 3 pivotal clinical trial of BAX 855 which met the primary endpoint for the control and prevention of bleeding, routine prophylaxis and perioperative management for patients who were 12 years or older. As a result of this Phase 3 clinical trial meeting its primary endpoint, we achieved development milestones totaling $8.0 million in September 2014. In December 2014, Baxter announced that it filed a biologic license application with the FDA for BAX 855. As of March 31, 2015, we do not have significant deferred revenue related to this agreement.

Ophthotech Corporation: Fovista®

We are a party to an agreement with Ophthotech Corporation (Ophthotech), dated September 30, 2006, under which Ophthotech received a worldwide, exclusive license to certain of our proprietary PEGylation technology to develop, manufacture and sell Fovista®. Under the terms of our agreement, we are the exclusive supplier of all of Ophthotech’s clinical and commercial requirements for our proprietary PEGylation reagent used in Fovista®, which is currently in a Phase 3 clinical program. On May 19, 2014, Ophthotech entered into a Licensing and Commercialization Agreement with Novartis Pharma AG for Fovista®. Under our agreement with Ophthotech, we received a $19.75 million payment in connection with this licensing agreement in June 2014. As of March 31, 2015, we have deferred revenue of approximately $18.6 million related to this agreement, which we expect to recognize through March 2028, the estimated end of our obligations under our agreement with Ophthotech.

In addition, we are entitled to up to $9.5 million in additional payments based upon Ophthotech’s potential achievement of certain regulatory and sales milestones. We are also entitled to royalties on net sales of Fovista® that vary based on sales levels.

Other

In addition, as of March 31, 2015, we have a number of collaboration agreements, including our collaboration partner UCB, under which we are entitled to up to a total of $51.8 million of development milestones upon achievement of certain development objectives, as well as sales milestones upon achievement of annual sales targets and royalties based on net sales of commercialized products, if any. However, given the current phase of development of the potential products under these collaboration agreements, we cannot estimate the probability or timing of achieving these milestones.

Note 7 — Stock-Based Compensation

Total stock-based compensation expense was recognized in our Condensed Consolidated Statements of Operations as follows (in thousands):

	Three months ended March 31,
	2015	2014
Cost of goods sold	$324	$319
Research and development expense	2,422	1,973
General and administrative expense	2,431	2,069

Total stock-based compensation	$5,177	$4,361

During the three months ended March 31, 2015 and 2014, we granted 410,810 and 3,133,180 stock options, respectively, at a weighted-average grant-date fair value of $6.56 per share and $5.97 per share, respectively. As a result of stock issuances under our equity compensation plans, during the three months ended March 31, 2015 and 2014, we issued 235,298 and 667,374 common shares, respectively.

Note 8 — Net Income (Loss) Per Share

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

The calculation of diluted net income per share for the three months ended March 31, 2015 includes the weighted-average of potentially dilutive securities, which consists of stock options to purchase approximately 4.3 million shares. Stock options to purchase approximately 8.5 million weighted-average shares of our common stock outstanding during the three months ended March 31, 2015 were excluded from the computation of diluted net income per share for that period because their effect was antidilutive.

For periods in which we have generated a net loss, basic and diluted net loss per share are the same due to the requirement to exclude potentially dilutive securities which would have an anti-dilutive effect on net loss per share. Potentially dilutive securities for the three months ended March 31, 2014 consisted of weighted-average outstanding stock options to purchase 21.7 million shares.

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

In 2014, we achieved the first approval of one of our proprietary drug candidates, MOVANTIKTM (previously referred to as naloxegol and NKTR-118), under a global license agreement with AstraZeneca. MOVANTIKTM is an oral peripherally-acting opioid antagonist, for the treatment of opioid-induced constipation, or OIC, a side effect caused by chronic administration of prescription opioid pain medicines. MOVANTIKTM was developed using our oral small molecule polymer conjugate technology and we advanced this drug through the completion of Phase 2 clinical studies prior to licensing it to AstraZeneca. On September 16, 2014, the United States Food and Drug Administration, or FDA, approved MOVANTIKTM as the first once-daily oral peripherally-acting mu-opioid receptor antagonist (PAMORA) medication for the treatment of opioid-induced constipation (OIC), in adult patients with chronic, non-cancer pain. On December 9, 2014, the European Commission, or EC, granted Marketing Authorisation to MOVENTIG® (the naloxegol brand name in the European Union, or EU) as the first once-daily oral PAMORA to be approved in the European Union (EU) for the treatment of OIC in adult patients who have had an inadequate response to laxative(s). The EC’s approval applies to all 28 European Union member countries plus Iceland and Norway. On March 31, 2015, AstraZeneca announced that it has launched MOVANTIKTM in the United States, as a result of which we received a $100 million commercial launch milestone on March 31, 2015. AstraZeneca plans to launch MOVENTIG® in the European Union in the second half of 2015. Given the significant milestone and royalty opportunity for us associated with MOVANTIKTM under our AstraZeneca license agreement, the level of sales achieved by AstraZeneca for MOVANTIKTM will have a significant impact on our operating results and financial condition over the coming years.

Etirinotecan pegol (also known as NKTR-102), is our next-generation topoisomerase I inhibitor proprietary drug candidate. On March 17, 2015, we announced topline data from the BEACON Phase 3 clinical study for NKTR-102 as a single-agent therapy for women with advanced metastatic breast cancer. The BEACON study compared NKTR-102 to an active control arm comprised of a single chemotherapy agent of physician’s choice (TPC) in patients who were heavily pre-treated with a median of three prior therapies for metastatic disease. In a topline analysis of 852 patients from the trial, NKTR-102 provided a 2.1 month improvement in median overall survival (OS) over TPC (12.4 months for patients receiving NKTR-102 compared to 10.3 months for patients receiving TPC). Based on a stratified log-rank analysis, the primary endpoint measuring the Hazard Ratio (HR) for survival in the NKTR-102 group compared to the active control arm was 0.87 with a p-value of 0.08, which did not achieve statistical significance. Secondary endpoints in the BEACON study included objective response rate and progression-free survival, which did not achieve statistical significance in the study. We also announced that we observed a significant overall survival benefit in two pre-specified subgroups—patients with a history of brain metastases and patients with baseline liver metastases at study entry. We are continuing to analyze the BEACON data and we plan to meet with EU and U.S. health authorities in the coming months to explore paths forward for NKTR-102 for patients with advanced breast cancer.

NKTR-181 is a novel mu-opioid analgesic drug candidate for chronic pain conditions. NKTR-181 has been designed to have a slow rate of entry into the brain, which is expected to reduce the attractiveness of the molecule as a target of abuse and reduce other serious central nervous system-related side effects, such as sedation and respiratory depression, which are commonly associated with standard opioid therapies. The potential differentiating properties of NKTR-181 are inherent to its molecular design and, as a new molecular structure, NKTR-181’s potential abuse deterrent properties do not rely on a formulation approach, a common method used with opioid drugs to reduce their ease of conversion into abusable forms of an opioid. In May 2012, the FDA designated NKTR-181 as a Fast Track development program for the treatment of moderate to severe chronic pain. In June 2013, we announced results from a human abuse liability study that demonstrated that NKTR-181 had highly statistically significant lower “drug liking” scores and reduced “feeling high” scores as compared to oxycodone at all doses tested (p<0.0001). In September 2013, we announced topline results from a Phase 2 clinical study of NKTR-181 in patients with moderate to severe chronic pain from osteoarthritis of the knee. In this study, NKTR-181 performed as expected as an opioid analgesic throughout the study. However, patients who were randomized to the placebo arm following a drug titration phase did not show the expected increase in pain scores observed in similar enriched enrollment, randomized withdrawal studies. This lack of a placebo rebound in the maintenance phase of the trial caused the Phase 2 study to miss the primary endpoint.

In October 2014, we had an end-of-Phase 2 meeting for NKTR-181 with the FDA, which included discussions of certain considerations for the Phase 3 clinical study program. In this Phase 3 program for NKTR-181, we plan to include two separate efficacy studies in patients with chronic lower back pain, a long-term safety study, and a human abuse liability study. We enrolled the first patient in the first Phase 3 efficacy study on February 24, 2015. In this first efficacy study, we plan to randomize approximately 416 patients in an enriched enrollment randomized withdrawal design which will include a qualifying screening period, an open-label titration period where NKTR-181 is given to all patients, followed by a 12 week double-blind randomized period where subjects will be randomized on a 1:1 basis to receive either NKTR-181 or placebo. The study design also includes a single interim analysis for sample size reassessment which will be conducted by an independent data monitoring committee. The primary endpoint will be change in weekly pain score in the double-blind randomized period relative to the baseline pain score and the key secondary endpoints will include percentage of responders (>30% reduction in pain score) and patient impression of change. We plan to have further interactions with the FDA to finalize the study design for the other clinical studies planned for the Phase 3 program. Over the next two to three years, the NKTR-181 clinical development program will require a substantial investment.

We have a collaboration with Baxter Healthcare (Baxter), to identify and develop PEGylated drug candidates with the objective of providing new long-acting therapies for hemophilia patients. Under the terms of this collaboration, we are providing our PEGylation technology and expertise and Baxter is responsible for all clinical development. The first drug candidate in this collaboration is BAX 855, an investigational, extended half-life recombinant factor VIII (rFVIII) treatment for hemophilia A based on ADVATE [Antihemophilic Factor (Recombinant)]. In December 2014, Baxter announced that it filed a biologic license application with the FDA for BAX 855 and on April 16, 2015, Baxter announced that it submitted a new drug application to Japan’s Ministry of Health, Labour and Welfare for the approval of BAX 855. This regulatory submission was based on positive results from a prospective, global, multi-center, open-label, two-arm Phase 3 study of BAX 855 in 137 previously treated patients. Baxter reported that the results demonstrated that BAX 855 met its primary endpoint in the control and prevention of bleeding episodes and routine prophylaxis for patients who were 12 years or older.

We also have two significant drug development programs with Bayer. This first is a collaboration to develop BAY41-6551 (Amikacin Inhale, formerly known as NKTR-061), which is an inhaled solution of amikacin, an aminoglycoside antibiotic. We originally developed the liquid aerosol inhalation platform and the NKTR-061 drug candidate and entered into a collaboration agreement with Bayer to further advance the drug candidate’s development and potential commercialization. Bayer is currently enrolling patients in a Phase 3 clinical study for Amikacin Inhale. Bayer is conducting this study under a Special Protocol Assessment process agreed to with the FDA. The second is our significant royalty rights in the Cipro DPI (Cipro Dry Powder Inhaler, previously called Cipro Inhale) program with Bayer that we transferred to Novartis as part of the 2008 pulmonary asset divestiture transaction. In August 2012, Bayer initiated a global Phase 3 program called RESPIRE for the Cipro DPI product candidate in patients with non-cystic fibrosis bronchiectasis. These programs represent a significant future economic opportunity for us.

While the approved drugs and clinical development programs described above are key elements of the future success of our company, we believe it is critically important that we continue to make substantial investments in our earlier-stage drug candidate pipeline. We have several drug candidates in earlier stage clinical development or being explored in research that we are preparing to advance into the clinic in future years. We also have additional proprietary preclinical and clinical drug candidates in research and development. We have an ongoing Phase 1 clinical development program for NKTR-171, a new sodium channel blocker being developed as a potential oral therapy for the treatment of peripheral neuropathic pain. This year we plan to advance NKTR-214, an engineered immunostimulatory cytokine being developed for the treatment of solid tumors, into a Phase 1 clinical study. NKTR-214 is engineered to selectively activate IL-2 receptors on cytotoxic T cells that kill tumor cells, with relatively low affinity for IL-2 receptors on regulatory T cells that dampen the immune response to tumors. We are also advancing numerous other drug candidates in preclinical development in the areas of cancer immunotherapy, pain and other therapeutic indications. While we believe that our substantial investment in research and development has the potential to create significant value if one or more of our drug candidates demonstrate positive clinical results, receive regulatory approval in one or more major markets and achieve commercialization success, drug research and development is an inherently uncertain process and there is a high risk of failure at every stage prior to approval and the timing and outcome of clinical trial results are extremely difficult to predict. Clinical development successes and failures can have a disproportionate positive or negative impact on our scientific and medical prospects, financial condition and prospects, results of operations and market value.

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

Key Developments and Trends in Liquidity and Capital Resources

As of March 31, 2015, we estimated that we had at least twelve months of working capital to fund our current business plans. At March 31, 2015, we had approximately $325.8 million in cash and investments in marketable securities, of which $25.0 million was restricted in relation to our 12.0% senior secured notes due July 15, 2017. Also, as of March 31, 2015, we had $134.8 million in long-term debt, including $125.0 million of senior secured notes and $9.8 million of capital lease obligations, of which $5.4 million is current.

Results of Operations

Three Months Ended March 31, 2015 and 2014

Revenue (in thousands, except percentages)

	Three months ended March 31, 2015	Three months ended March 31, 2014	Increase / (Decrease) 2015 vs. 2014	Percentage Increase / (Decrease) 2015 vs. 2014
Product sales and royalty revenue	$8,099	$5,917	$2,182	37%
Non-cash royalty revenue related to sale of future royalties	3,962	5,773	(1,811)	(31)%
License, collaboration and other revenue	96,740	8,081	88,659	>100%

Total revenue	$108,801	$19,771	$89,030	>100%

Our revenue is derived from our collaboration agreements, under which we may receive product sales revenue, royalties, license fees, milestone payments or contract research payments. Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable, and collection is reasonably assured. The amount of upfront fees received under our license and collaboration agreements allocated to continuing obligations, such as manufacturing and supply commitments, are recognized ratably over our expected performance period under the arrangement. As a result, there may be significant variations in the timing of cash receipts and our recognition of revenue. We make our best estimate of the period over which we expect to fulfill our performance obligations. Given the uncertainties in research and development collaborations, significant judgment is required by us to determine the performance periods.

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

Product sales and royalty revenue increased for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to increased product sales as a result of increased product demand from a number of our collaboration partners. We currently expect product sales to increase in 2015 as compared to 2014 due to increased product demand from our collaboration partners.

AstraZeneca launched MOVANTIKTM in the U.S. in March 2015 and plans the launch of MOVENTIG® in the EU in the second half of 2015. As of March 31, 2015, we have not recorded royalty revenue related to net sales of MOVANTIKTM. We expect royalty revenue will increase in 2015 as compared to 2014 due to royalties we expect to receive from net sales of this product.

Non-cash royalty revenue related to sale of future royalties

In February 2012, we sold all of our rights to receive future royalty payments on CIMZIA® and MIRCERA®. As described in Note 4 to our Condensed Consolidated Financial Statements, this royalty sale transaction has been recorded as a liability that amortizes over the estimated royalty payment period. As a result of this liability accounting, even though the royalties from UCB and Roche are remitted directly to the purchaser of these royalty interests, we will continue to record revenue for these royalties. During the three months ended March 31, 2015 and 2014, we recognized $4.0 million and $5.8 million in aggregate royalties from net sales of CIMZIA® and MIRCERA®. We expect non-cash royalties from net sales of CIMZIA® and MIRCERA® in 2015 to be consistent with 2014.

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

License, collaboration and other revenue increased for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily as a result of the recognition of the $100.0 million milestone payment received in March 2015 from AstraZeneca as a result of the U.S. commercial launch of MOVANTIKTM in March 2015. In addition, in March 2015, we agreed to pay AstraZeneca a total of $10.0 million ($5.0 million in July 2015 and $5.0 million in July 2016) to fund U.S. television advertising in consideration for certain additional commercial information rights. We determined that this $10.0 million obligation should be recorded as a reduction of revenue, which we recorded in the three months ended March 31, 2015.

We expect license, collaboration and other revenue in 2015 will be significantly impacted by the outcome and timing of AstraZeneca’s E.U. launch of MOVENTIG® as we are entitled to a $40.0 million development milestone payment due upon the commercial launch of MOVENTIG® in the E.U. If this activity occurs in 2015 as expected, our license, collaboration and other revenue in 2015 will increase from 2014.

Cost of Goods Sold and Product Gross Margin (in thousands, except percentages)

	Three months ended March 31, 2015	Three months ended March 31, 2014	Increase / (Decrease) 2015 vs. 2014	Percentage Increase / (Decrease) 2015 vs. 2014
Cost of goods sold	$8,444	$7,907	$537	7%
Product gross profit (loss)	$(345)	$(1,990)	$1,645	83%
Product gross margin	(4)%	(34)%

Cost of goods sold increased during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to the $2.2 million increase in product sales in the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

The improvement in product gross loss and product gross margin during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 is primarily due to a more favorable product mix in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. In particular, the manufacturing arrangement with one of our collaboration partners includes a fixed price for proprietary PEGylation reagent sales, which is less than the fully burdened manufacturing cost for the reagent in 2014 and 2015 and we expect this situation to continue in future years. There were fewer shipments to this partner in total and relative to shipments to other customers during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. In addition to product sales from reagent shipments to this partner, we also receive royalty revenues from this collaboration. In the three months ended March 31, 2015 and 2014, the royalty revenue from the collaboration exceeded the related negative gross profit.

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

Research and Development Expense (in thousands, except percentages)

	Three months ended March 31, 2015	Three months ended March 31, 2014	Increase / (Decrease) 2015 vs. 2014	Percentage Increase / (Decrease) 2015 vs. 2014
Research and development expense	$47,011	$38,338	$8,673	23%

Research and development expense consists primarily of clinical study costs, direct costs of outside research, materials, supplies, licenses and fees as well as personnel costs (including salaries, benefits, and stock-based compensation). Research and development expense also includes certain overhead allocations consisting of support and facilities-related costs.

Research and development expense increased during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to the initiation of Phase 3 clinical studies for NKTR-181 in the first quarter of 2015.

Research and development expense is not expected to be ratable over the four quarters of the year. Overall, we expect research and development expense to increase significantly in the full year of 2015 as compared to 2014 primarily due to costs incurred related to the Phase 3 clinical studies for NKTR-181.

Other than as described in the Overview section above, there have been no material changes to the status of clinical programs in the three months ended March 31, 2015 from the activities discussed in our Annual Report on Form 10-K for the year ended December 31, 2014 on file with the Securities and Exchange Commission.

General and Administrative Expense (in thousands, except percentages)

	Three months ended March 31, 2015	Three months ended March 31, 2014	Increase / (Decrease) 2015 vs. 2014	Percentage Increase / (Decrease) 2015 vs. 2014
General and administrative expense	$10,303	$9,928	$375	4%

General and administrative expense includes the cost of administrative staffing, business development, marketing, finance, and legal activities. General and administrative expense during the three months ended March 31, 2015 was consistent with the three months ended March 31, 2014. In 2015, we expect general and administrative expenses to increase slightly compared to 2014.

Interest Expense (in thousands, except percentages)

	Three months ended March 31, 2015	Three months ended March 31, 2014	Increase / (Decrease) 2015 vs. 2014	Percentage Increase / (Decrease) 2015 vs. 2014
Interest expense	$4,171	$4,533	$(362)	(8)%
Non-cash interest expense on liability related to sale of future royalties	$5,050	$5,387	$(337)	(6)%

In July 2012, we issued $125.0 million of 12% senior secured notes due July 15, 2017. Interest expense for the three months ended March 31, 2015 decreased compared to the three months ended March 31, 2014 due to decreased interest from capital leases and other obligations. We expect interest expense during the full year of 2015 to be consistent with 2014.

Non-cash interest expense on the liability related to sale of future royalties for the three months ended March 31, 2015 decreased compared to the three months ended March 31, 2014 due to the decrease in the related liability balance. In February 2012, we sold all of our rights to receive future royalty payments on CIMZIA® and MIRCERA® in exchange for $124.0 million. As described in Note 4 to our Condensed Consolidated Financial Statements, this royalty sale transaction has been recorded as a liability that amortizes over the estimated royalty payment period as CIMZIA® and MIRCERA® royalties are remitted directly to the purchaser. We impute interest on the transaction and record interest expense at the effective interest rate, which we currently estimate to be approximately 17%. There are a number of factors that could materially affect the estimated interest rate, in particular, the amount and timing of royalty payments from future net sales of CIMZIA® and MIRCERA®, and we will assess this estimate on a periodic basis. As a result, future interest rates could differ significantly and any such change in interest rate will be adjusted prospectively. Unless we adjust our estimated interest rate, we expect non-cash interest expense on the liability related to sale of future royalties during the full year of 2015 to be consistent with 2014.

Liquidity and Capital Resources

We have financed our operations primarily through revenue from product sales, royalties and research and development contracts, as well as public offering and private placements of debt and equity securities. At March 31, 2015, we had approximately $325.8 million in cash and investments in marketable securities, of which $25.0 million was restricted as required by our 12% senior secured notes due July 15, 2017. Also, as of March 31, 2015, we had $134.8 million in long-term debt, including $125.0 million of senior secured notes and $9.8 million of capital lease obligations, of which $5.4 million is current.

As of March 31, 2015, we estimated that we had at least twelve months of working capital to fund our current business plans. We expect the clinical development of our proprietary drug candidates, including NKTR-102, Amikacin Inhale, NKTR-181, NKTR-171 and NKTR-214, will require significant investment in order to continue to advance in clinical development with the objective of entering into a collaboration partnership or obtaining regulatory approval. However, we have no credit facility or any other sources of committed capital. In the past we have received a number of significant payments from collaboration agreements and other significant transactions. In the future we expect to receive royalties from commercial sales of products such as MOVANTIKTM and BAX 855 (if approved) and potential substantial payments from future collaboration transactions if drug candidates in our pipeline achieve positive clinical or regulatory outcomes. Our current business plan is also subject to significant uncertainties and risks as a result of, among other factors, the sales levels of products for which we are entitled to royalties such as MOVANTIKTM, clinical program outcomes, whether, when and on what terms we are able to enter into new collaboration transactions, expenses being higher than anticipated, unplanned expenses, cash receipts being lower than anticipated, and the need to satisfy contingent liabilities, including litigation matters and indemnification obligations.

The availability and terms of various financing alternatives substantially depend on many factors including the success or failure of drug development programs in our pipeline, including NKTR-102, BAX 855, Amikacin Inhale, NKTR-181, NKTR-171, NKTR-214, as well as other early stage development programs. The availability and terms of financing alternatives and any future significant payments from existing or new collaborations depend on the positive outcome of ongoing or planned clinical studies, whether we or our partners are successful in obtaining health authority approvals in major markets, and if approved, the commercial success of these drugs, as well as general capital market conditions. We will pursue various financing alternatives, including equity and debt, as needed to continue to fund our research and development activities and to fund the expansion of our business as appropriate.

Due to the potential for adverse developments in the credit markets in 2015 and thereafter, we may experience reduced liquidity with respect to some of our investments in marketable securities. These investments are generally held to maturity, which, in accordance with our investment policy, is less than two years. However, if the need arises to liquidate such securities before maturity, we may experience losses on liquidation. At March 31, 2015, the average time to maturity of the investments held in our portfolio was approximately three months and the maturity of any single investment did not exceed one year. To date we have not experienced any liquidity issues with respect to these securities, but if such issues arise, we may be required to hold some, or all, of these securities until maturity. We believe that, even allowing for potential liquidity issues with respect to these securities, our remaining cash and investments in marketable securities will be sufficient to meet our anticipated cash needs for at least the next twelve months.

Cash flows from operating activities

Cash flows provided by operating activities for the three months ended March 31, 2015 totaled $63.3 million, which includes the receipt of $102.0 million for milestones from collaboration agreements, including the $100.0 million payment received as a result of the US launch of MOVANTIKTM, partially offset by $31.2 million of net operating cash uses as well as $7.5 million for interest payments on our senior secured notes. Because of the nature and timing of certain cash receipts and payments, net cash utilization is not expected to be ratable over the four quarters of the year. We expect cash flows used in operating activities, excluding upfront and milestone payments received, if any, will decrease for the full year of 2015 as compared to 2014. While we expect increased spending on our proprietary research and development programs due primarily to the initiation of the NKTR-181 Phase 3 clinical program, we expect these increases will be offset by decreased payments for other operating activities in 2015 as compared to 2014.

Cash flows used in operating activities for the three months ended March 31, 2014 totaled $62.3 million, which includes $54.8 million of net operating cash uses as well as $7.5 million for interest payments on our senior secured notes.

Cash flows from investing activities

We paid $1.1 million and $4.5 million to purchase property and equipment in the three months ended March 31, 2015 and 2014, respectively. We expect our capital expenditures in 2015 to increase as compared to 2014 primarily as a result of our plan to continue to build commercial manufacturing capacity for Amikacin Inhale devices.

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

In February 2012, we sold all of our rights to receive future royalty payments on CIMZIA® and MIRCERA® in exchange for a cash payment of $124.0 million. During the three months ended March 31, 2014, we made a payment of $7.0 million to the purchaser of these royalties because the minimum 2013 MIRCERA® net sales threshold was not met. As of March 31, 2015, we are not required to make any further payments to the purchaser of these royalties. The remaining $121.6 million liability related to sale of future royalties at March 31, 2015 will not be settled in cash.

We received $1.7 million and $5.1 million from issuances of common stock to employees under our equity compensation plans during the three months ended March 31, 2015 and 2014, respectively.

Contractual Obligations

There were no material changes during the three months ended March 31, 2015 to the summary of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2014 on file with the Securities and Exchange Commission.

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

We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates on an ongoing basis. Actual results may differ from those estimates under different assumptions or conditions. There have been no material changes to our critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our market risks at March 31, 2015 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014 on file with the Securities and Exchange Commission.

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

Changes in Internal Control Over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. However, there was no change in our internal control over financial reporting that occurred in the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Investors in Nektar Therapeutics should carefully consider the risks described below before making an investment decision. The risks described below may not be the only ones relating to our company. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014. Additional risks that we currently believe are immaterial may also impair our business operations. Our business, results of operations, financial condition, cash flows and future prospects and the trading price of our common stock and our abilities to repay our senior secured notes could be harmed as a result of any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2014, including our consolidated financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission (SEC).

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

Drug development is a highly uncertain scientific and medical endeavor, and failure can unexpectedly occur at any stage of preclinical and clinical development. Typically, there is a high rate of attrition for drug candidates in preclinical and clinical trials due to scientific feasibility, safety, efficacy, changing standards of medical care and other variables. The risk of failure increases for our drug candidates that are based on new technologies, such as the application of our advanced polymer conjugate technology to NKTR-102, NKTR-181, NKTR-171, NKTR-214 and other drug candidates currently in discovery research or preclinical development. For example, while we recently started a Phase 3 clinical program for NKTR-181 which we believe employs the most appropriate clinical trial design, we were unable to identify a single cause for the Phase 2 study for NKTR-181 not meeting its primary efficacy endpoint, and therefore there is increased risk in effectively designing a Phase 3 clinical program for NKTR-181. The failure of one or more of our drug candidates could have a material adverse effect on our business, financial condition and results of operations.

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

We or our partners may not obtain regulatory approval for drug candidates on a timely basis, or at all, or the terms of any approval (which in some countries includes pricing approval) may impose significant restrictions or limitations on use. Drug candidates must undergo rigorous animal and human testing and an extensive review process for safety and efficacy by the FDA and equivalent foreign government health authorities. The time required for obtaining regulatory decisions is uncertain and difficult to predict. The FDA and other U.S. and foreign health authorities have substantial discretion, at any phase of development, to terminate clinical studies, require additional clinical development or other testing, delay or withhold registration and marketing approval and mandate product withdrawals, including recalls. For example, while data from certain pre-specified subgroups in the BEACON study was positive, the study did not achieve statistical significance for its primary endpoint and the FDA and European Medicines Agency rarely approve drugs on the basis of studies that do not achieve statistical significance on the primary endpoint. Further, health authorities have the discretion to analyze data using their own methodologies that may differ from those used by us or our partners which could lead such authorities to arrive at different conclusions regarding the safety or efficacy of a drug candidate. In addition, undesirable side effects caused by our drug candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restricted label or the delay or denial of regulatory approval by regulatory authorities. For example, AstraZeneca will be conducting a post-marketing, observational epidemiological study comparing MOVANTIKTM to other treatments of OIC in patients with chronic, non-cancer pain and the results of this study could at some point in the future negatively impact the labeling, regulatory status, and commercial potential of MOVANTIKTM.

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

As of March 31, 2015, we had cash and investments in marketable securities valued at approximately $325.8 million, of which $25.0 million was restricted in relation to our 12.0% senior secured notes due July 15, 2017. Also, as of March 31, 2015, we had $134.8 million in long-term debt, including $125.0 million of senior secured notes and $9.8 million of capital lease obligations, of which $5.4 million is current. While we believe that our cash position will be sufficient to meet our liquidity requirements through at least the next 12 months, our future capital requirements will depend upon numerous unpredictable factors, including:

•	the cost, timing and outcomes of clinical studies and regulatory reviews of our proprietary drug candidates that we have licensed to our collaboration partners —important examples include Amikacin Inhale and CIPRO Inhale licensed to Bayer, and BAX 855 that is being developed by Baxter;

•	the commercial launch and sales levels of products marketed by our collaboration partners for which we are entitled to royalties and sales milestones—importantly, AstraZeneca’s level of success in marketing and selling MOVANTIK™;

•	if and when we receive potential milestone payments and royalties from our existing collaborations if the drug candidates subject to those collaborations achieve clinical, regulatory or commercial success;

•	the progress, timing, cost and results of our clinical development programs;

•	the success, progress, timing and costs of our efforts to implement new collaborations, licenses and other transactions that increase our current net cash, such as the sale of additional royalty interests held by us, term loan or other debt arrangements, and the issuance of securities;

•	the number of patients, enrollment criteria, primary and secondary endpoints, and the number of clinical studies required by the government health authorities in order to consider for approval our drug candidates and those of our collaboration partners;

•	our general and administrative expenses, capital expenditures and other uses of cash; and

•	disputes concerning patents, proprietary rights, or license and collaboration agreements that negatively impact our receipt of milestone payments or royalties or require us to make significant payments arising from licenses, settlements, adverse judgments or ongoing royalties.

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

We or our partners may experience delays in clinical trials of drug candidates. We currently have ongoing clinical studies for NKTR-181 in patients with chronic lower back pain and NKTR-171 in healthy volunteers to determine dosing ranges. In addition, our collaboration partners have several ongoing Phase 3 clinical programs including Baxter for BAX 855, Bayer for Amikacin Inhale and CIPRO Inhale, and Ophthotech for Fovista®. These and other clinical studies may not begin on time, enroll a sufficient number of patients or be completed on schedule, if at all. Clinical trials for any of our product candidates could be delayed for a variety of reasons, including:

•	delays in obtaining regulatory approval to commence a clinical study;

•	delays in reaching agreement with applicable health authorities on a clinical study design;

•	imposition of a clinical hold following an inspection of clinical trial operations or trial sites by the FDA or other health authorities;

•	suspension or termination of a clinical study by us, our partners, the FDA or foreign health authorities due to adverse side effects of a drug on subjects in the trial;

•	delays in recruiting suitable patients to participate in a trial;

•	delays in having patients complete participation in a trial or return for post-treatment follow-up;

•	clinical sites dropping out of a trial to the detriment of enrollment rates;

•	delays in manufacturing and delivery of sufficient supply of clinical trial materials; and

•	changes in health authorities policies or guidance applicable to our drug candidates.

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

Numerous pending and issued U.S. and foreign patent rights and other proprietary rights owned by third parties relate to pharmaceutical compositions, methods of preparation and manufacturing, and methods of use and administration. We cannot predict with any certainty which, if any, patent references will be considered relevant to our or our collaboration partners’ technology or drug candidates by authorities in the various jurisdictions where such rights exist, nor can we predict with certainty which, if any, of these rights will or may be asserted against us by third parties. In certain cases, we have existing licenses or cross-licenses with third parties; however, the scope and adequacy of these licenses is very uncertain and can change substantially during long development and commercialization cycles for biotechnology and pharmaceutical products. There can be no assurance that we can obtain a license to any technology that we determine we need on reasonable terms, if at all, or that we could develop or otherwise obtain alternate technology. If we are required to enter into a license with a third party, our potential economic benefit for the products subject to the license will be diminished. If a license is not available on commercially reasonable terms or at all, we may be prevented from developing and commercializing the drug, which could significantly harm our business, results of operations, and financial condition.

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

Third-party claims involving proprietary rights or other matters could also result in substantial settlement payments or substantial damages to be paid by us. For instance, a settlement might require us to enter a license agreement under which we would pay substantial royalties or other compensation to a third party, diminishing our future economic returns from the related drug. In December 2013, we entered into a litigation settlement with the Research Foundation of the State University of New York (SUNY) pursuant to which we agreed to pay $12.0 million and certain other terms and conditions in exchange for the full release of certain breach of contract claims by SUNY.

In addition, from time to time, we are involved in legal proceedings where we or other third parties are enforcing or seeking intellectual property rights, invalidating or limiting patent rights that have already been allowed or issued, or otherwise asserting proprietary rights through one or more potential legal remedies. For example, we are currently involved in a German litigation proceeding whereby Bayer is seeking co-ownership rights in certain of our patent filings pending at the European Patent Office covering (among other things) PEGylated Factor VIII which we have exclusively licensed to Baxter. The subject matter of our patent filings in this proceeding relates to Bayer’s investigational PEGylated recombinant Factor VIII compound. We believe that Bayer’s claim to an ownership interest in these patent filings is without merit and are vigorously defending sole and exclusive ownership rights to this intellectual property. We are also regularly involved in opposition proceedings at the European Patent Office where third parties seek to invalidate or limit the scope of our allowed European patent applications covering (among other things) our drugs and platform technologies. The cost to us in initiating or defending any litigation or other proceeding, even if resolved in our favor, could be substantial, and litigation would divert our management’s attention. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could delay our research and development efforts or result in financial implications either in terms of seeking license arrangements or payment of damages or royalties.

Our manufacturing operations and those of our contract manufacturers are subject to laws and other governmental regulatory requirements, which, if not met, would have a material adverse effect on our business, results of operations and financial condition.

We and our contract manufacturers are required in certain cases to maintain compliance with current good manufacturing practices (cGMP), including cGMP guidelines applicable to active pharmaceutical ingredients, and with laws and regulations governing manufacture and distribution of controlled substances, and are subject to inspections by the FDA, the Drug Enforcement Administration or comparable agencies in other jurisdictions administering such compliance. We anticipate periodic regulatory inspections of our drug manufacturing facilities and the manufacturing facilities of our contract manufacturers for compliance with applicable regulatory requirements. Any failure to follow and document our or our contract manufacturers’ adherence to such cGMP and other laws and governmental regulations or satisfy other manufacturing and product release regulatory requirements may disrupt our ability to meet our manufacturing obligations to our customers, lead to significant delays in the availability of products for commercial use or clinical study, result in the termination or hold on a clinical study or delay or prevent filing or approval of marketing applications for our products. Failure to comply with applicable laws and regulations may also result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could harm our business. Regulatory inspections could result in costly manufacturing changes or facility or capital equipment upgrades to satisfy the FDA that our manufacturing and quality control procedures are in substantial compliance with cGMP. Manufacturing delays, for us or our contract manufacturers, pending resolution of regulatory deficiencies or suspensions would have a material adverse effect on our business, results of operations and financial condition.

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

Our revenue is exclusively derived from our collaboration agreements, from which we receive contract research payments, milestone payments based on clinical progress, regulatory progress or net sales achievements, royalties and manufacturing revenue. Significant variations in the timing of receipt of cash payments and our recognition of revenue can result from significant milestone payments based on the execution of new collaboration agreements, the timing of clinical outcomes, regulatory approval, commercial launch and the achievement of certain annual sales thresholds. The amount of our revenue derived from collaboration agreements in any given period will depend on a number of unpredictable factors, including our ability to find and maintain suitable collaboration partners, the timing of the negotiation and conclusion of collaboration agreements with such partners, whether and when we or our collaboration partners achieve clinical, regulatory and sales milestones, the timing of regulatory approvals in one or more major markets, reimbursement levels by private and government payers, and the market introduction of new drugs or generic versions of the approved drug, as well as other factors. Our past revenue generated from collaboration agreements is not necessarily indicative of our future revenue. If any of our existing or future collaboration partners fails to develop, obtain regulatory approval for, manufacture or ultimately commercialize any product candidate under our collaboration agreement, our business, financial condition, results of operations could be materially and adversely affected.

If we are unable either to create sales, marketing and distribution capabilities or to enter into agreements with third parties to perform these functions, we will be unable to commercialize our product candidates successfully.

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

To the extent we rely on other pharmaceutical or biotechnology companies with established sales, marketing and distribution systems to market our products, we will need to establish and maintain partnership arrangements, and we may not be able to enter into these arrangements on acceptable terms or at all. To the extent that we enter into co-promotion or other arrangements, any revenue we receive will depend upon the efforts of third parties, which may not be successful and are only partially in our control—important examples of this risk include MOVANTIK™ partnered with AstraZeneca and BAX 855 partnered with Baxter. In the event that we market our products without a partner, we would be required to build a sales and marketing organization and infrastructure, which would require a significant investment and we may not be successful in building this organization and infrastructure in a timely or efficient manner.

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

For the three months ended March 31, 2015, we reported net income of $33.8 million. However, we expect to report a net loss for the year ended December 31, 2015. If and when we achieve profitability depends upon a number of factors, including the timing and recognition of milestone payments and royalties received, the timing of revenue under our collaboration agreements, the amount of investments we make in our proprietary product candidates and the regulatory approval and market success of our product candidates. We may not be able to achieve and sustain profitability.

Other factors that will affect whether we achieve and sustain profitability include our ability, alone or together with our partners, to:

•	develop drugs utilizing our technologies, either independently or in collaboration with other pharmaceutical or biotech companies;

•	effectively estimate and manage clinical development costs, particularly the cost of clinical studies for NKTR-181, NKTR-171, and NKTR-214;

•	receive necessary regulatory and marketing approvals;

•	maintain or expand manufacturing at necessary levels;

•	achieve market acceptance of our partnered products;

•	receive royalties on products that have been approved, marketed or submitted for marketing approval with regulatory authorities; and

•	maintain sufficient funds to finance our activities.

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

Our stock price is volatile. During the three months ended March 31, 2015, based on closing prices on The NASDAQ Global Select Market, the closing price of our common stock ranged from $10.91 to $15.70 per share. We expect our stock price to remain volatile. A variety of factors may have a significant effect on the market price of our common stock, including the risks described in this section titled “Risk Factors” and the following:

•	announcements of data from, or material developments in, our clinical studies and those of our collaboration partners, including data regarding efficacy and safety, delays in clinical development, regulatory approval or commercial launch;

•	announcements by collaboration partners as to their plans or expectations related to drug candidates and approved drugs in which we have a substantial economic interest;

•	the level of commercial sales achieved by our collaboration partners, particularly AstraZeneca’s sales of MOVANTIKTM;

•	announcements regarding terminations or disputes under our collaboration agreements;

•	fluctuations in our results of operations;

•	developments in patent or other proprietary rights, including intellectual property litigation or entering into intellectual property license agreements and the costs associated with those arrangements;

•	announcements of technological innovations or new therapeutic products that may compete with our approved products or products under development;

•	announcements of changes in governmental regulation affecting us or our competitors;

•	litigation brought against us or third parties to whom we have indemnification obligations;

•	public concern as to the safety of drug formulations developed by us or others;

•	our financing needs and activities; and

•	general market conditions.

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

None, including no purchases of any class of our equity securities by us or any affiliate pursuant to any publicly announced repurchase plan in the three months ended March 31, 2015.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Except as so indicated in Exhibits 32.1 and 101, the following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Documents

31.1(1)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(1)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

101**	The following materials from Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

(1)	Filed herewith.
*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as otherwise stated in such filing.
**	XBRL information is filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/S/ JOHN NICHOLSON
John Nicholson
Senior Vice President and Chief Financial Officer
Date: April 30, 2015

By:	/S/ JILLIAN B. THOMSEN
Jillian B. Thomsen
Senior Vice President, Finance and Chief Accounting Officer
Date: April 30, 2015

EXHIBIT INDEX

Except as so indicated in Exhibits 32.1 and 101, the following exhibits are filed as part of, or incorporated by reference in, this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Documents

31.1(1)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(1)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

101**	The following materials from Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

(1)	Filed herewith.
*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as otherwise stated in such filing.
**	XBRL information is filed herewith.