Form 10-Q
period 2015-09-30
NEKTAR THERAPEUTICS
filed 2015-11-06
CIK 906709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 133,451,372 on October 29, 2015.

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

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$18,819	$12,365
Short-term investments	249,000	225,459
Accounts receivable, net	2,966	3,607
Inventory	10,352	12,952
Restricted cash	—	25,000
Other current assets	5,214	8,817

Total current assets	286,351	288,200
Property, plant and equipment, net	72,532	70,368
Goodwill	76,501	76,501
Other assets	13,862	6,552

Total assets	$449,246	$441,621

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,279	$2,703
Accrued compensation	12,805	5,749
Accrued clinical trial expenses	11,102	7,708
Other accrued expenses	16,561	6,418
Interest payable	3,167	6,917
Capital lease obligations, current portion	5,883	4,512
Deferred revenue, current portion	20,611	24,473
Senior secured notes, current portion	125,000	—
Other current liabilities	10,690	5,567

Total current liabilities	208,098	64,047
Senior secured notes, less current portion	—	125,000
Capital lease obligations, less current portion	1,335	4,139
Liability related to sale of future royalties	121,147	120,471
Deferred revenue, less current portion	68,941	76,911
Other long-term liabilities	10,672	14,721

Total liabilities	410,193	405,289
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000 shares authorized, no shares designated, issued or outstanding at September 30, 2015 or December 31, 2014	—	—
Common stock, $0.0001 par value, 300,000 authorized; 133,217 shares and 131,216 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	13	13
Capital in excess of par value	1,854,210	1,824,195
Accumulated other comprehensive loss	(1,821)	(1,567)
Accumulated deficit	(1,813,349)	(1,786,309)

Total stockholders’ equity	39,053	36,332

Total liabilities and stockholders’ equity	$449,246	$441,621

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue:
Product sales and royalty revenue	$7,427	$6,172	$27,239	$17,980
Non-cash royalty revenue related to sale of future royalties	6,050	6,143	14,752	16,753
License, collaboration and other revenue	46,475	120,556	149,423	146,422

Total revenue	59,952	132,871	191,414	181,155
Operating costs and expenses:
Cost of goods sold	6,760	9,220	25,738	22,235
Research and development	43,229	34,200	135,652	109,240
General and administrative	9,544	9,130	30,031	28,677

Total operating costs and expenses	59,533	52,550	191,421	160,152

Income (loss) from operations	419	80,321	(7)	21,003
Non-operating income (expense):
Interest expense	(4,202)	(4,391)	(12,491)	(13,412)
Non-cash interest expense on liability related to sale of future royalties	(5,226)	(5,203)	(15,428)	(15,725)
Interest income and other income (expense), net	898	126	1,355	535

Total non-operating expense, net	(8,530)	(9,468)	(26,564)	(28,602)

Income (loss) before provision for income taxes	(8,111)	70,853	(26,571)	(7,599)
Provision for income taxes	92	248	469	634

Net income (loss)	$(8,203)	$70,605	$(27,040)	$(8,233)

Net income (loss) per share:
Basic	$(0.06)	$0.55	$(0.21)	$(0.07)

Diluted	$(0.06)	$0.53	$(0.21)	$(0.07)

Weighted average shares outstanding used in computing net income (loss) per share:
Basic	132,631	127,504	131,882	126,043

Diluted	132,631	132,177	131,882	126,043

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Comprehensive income (loss)	$(8,526)	$70,314	$(27,294)	$(8,230)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(27,040)	$(8,233)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash royalty revenue related to sale of future royalties	(14,752)	(16,753)
Non-cash interest expense on liability related to sale of future royalties	15,428	15,725
Stock-based compensation	14,499	12,647
Depreciation and amortization	9,109	9,733
Other non-cash transactions	(1,448)	313
Changes in operating assets and liabilities:
Accounts receivable, net	641	(43,845)
Inventory	2,600	1,757
Other assets	3,843	679
Accounts payable	(525)	(3,670)
Accrued compensation	7,056	(501)
Accrued clinical trial expenses	3,394	(7,262)
Other accrued expenses	949	1,667
Interest payable	(3,750)	(3,750)
Deferred revenue	(11,832)	1,480
Liability related to receipt of refundable milestone payment	—	(70,000)
Other liabilities	3,854	(7,366)

Net cash provided by (used in) operating activities	2,026	(117,379)

Cash flows from investing activities:
Maturities of investments	155,683	171,826
Purchases of investments	(202,870)	(200,160)
Sale of investments	23,778	21,661
Release of restricted cash	25,000	—
Purchases of property, plant and equipment	(8,722)	(6,090)

Net cash used in investing activities	(7,131)	(12,763)

Cash flows from financing activities:
Payment of capital lease obligations	(3,798)	(2,578)
Repayment of proceeds from sale of future royalties	—	(7,000)
Issuance of common stock, net of issuance costs	—	116,536
Proceeds from shares issued under equity compensation plans	15,516	16,168

Net cash provided by financing activities	11,718	123,126

Effect of exchange rates on cash and cash equivalents	(159)	(43)

Net increase (decrease) in cash and cash equivalents	6,454	(7,059)
Cash and cash equivalents at beginning of period	12,365	39,067

Cash and cash equivalents at end of period	$18,819	$32,008

Supplemental disclosure of cash flow information:
Cash paid for interest	$16,095	$16,487

Supplemental schedule of non-cash investing and financing activities:
Accrued debt issuance costs	$8,503	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

Our research and development activities have required significant ongoing investment to date and are expected to continue to require significant investment. As a result, we expect to continue to incur substantial losses and negative cash flows from operations in the future. We have financed our operations primarily through cash generated from licensing, collaboration and manufacturing agreements and financing transactions. At September 30, 2015, we had approximately $267.8 million in cash and investments in marketable securities. Also, as of September 30, 2015, we had $132.2 million in debt, including $125.0 million of senior secured notes and $7.2 million of capital lease obligations. As is further described in Note 9, on October 5, 2015, we issued $250.0 million in aggregate principal amount of 7.75% senior secured notes due October 2020 and used a portion of the proceeds from these notes to redeem the $125.0 million in aggregate principal amount of 12.0% senior secured notes due July 2017, which is included in current liabilities in our Condensed Consolidated Balance Sheet at September 30, 2015, and to pay an $11.3 million redemption premium and $4.5 million in interest, due upon redemption of the 12% senior secured notes.

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

Our comprehensive loss consists of our net loss plus our foreign currency translation gains and losses and unrealized holding gains and losses on available-for-sale securities, neither of which were significant during the three and nine months ended September 30, 2015 and 2014. In addition, there were no significant reclassifications out of accumulated other comprehensive loss to the statements of operations during the three and nine months ended September 30, 2015 and 2014.

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

Significant Concentrations

Our customers are primarily pharmaceutical and biotechnology companies that are located in the U.S. and Europe. Our accounts receivable balance contains billed and unbilled trade receivables from product sales and royalties, as well as milestones and time and materials based billings from collaborative research and development agreements. When appropriate, we provide for an allowance for doubtful accounts by reserving for specifically identified doubtful accounts. We generally do not require collateral from our customers. We perform a regular review of our customers’ payment histories and associated credit risk. We have not experienced significant credit losses from our accounts receivable and our allowance for doubtful accounts was not significant at either September 30, 2015 or December 31, 2014.

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

Our license and collaboration agreements with our partners provide for payments to us upon the achievement of development milestones, such as the completion of clinical trials or regulatory submissions, approvals by regulatory authorities, and commercial launches of drugs. Given the challenges inherent in developing and obtaining regulatory approval for drug products and in achieving commercial launches, there was substantial uncertainty whether any such milestones would be achieved at the time of execution of these licensing and collaboration agreements. In addition, we evaluated whether the development milestones met the remaining criteria to be considered substantive. As a result of our analysis, we consider our remaining development milestones under all of our license and collaboration agreements to be substantive and, accordingly, we expect to recognize as revenue future payments received from each milestone only if and as such milestone is achieved.

Our license and collaboration agreements with certain partners also provide for contingent payments to us based solely upon the performance of the respective partner. For such contingent amounts, we expect to recognize the payments as revenue when earned under the applicable contract, which is generally upon completion of performance by the respective partner, provided that collection is reasonably assured.

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

Long-Lived Assets

We assess the impairment of long-lived assets, primarily property, plant and equipment and goodwill, whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. When such events occur, we determine whether there has been an impairment in value by comparing the carrying value of the asset with its fair value, as measured by the anticipated undiscounted net cash flows of the asset. In the case of goodwill impairment, market capitalization is generally used as the measure of fair value. If an impairment in value exists, the asset is written down to its estimated fair value. In March 2015, we announced that the primary endpoint for our BEACON Phase 3 clinical study for NKTR-102 as a single-agent therapy for women with advanced metastatic breast cancer did not achieve statistical significance. As a result, we performed an impairment analysis for our long-lived assets, including goodwill, as well as our primary long-lived asset group which is dedicated to NKTR-102. Based on this analysis, we concluded that there is no impairment as of the end of each of the first three quarters of 2015.

Income Taxes

For the three and nine months ended September 30, 2015 and 2014, we recorded an income tax provision for our Nektar India operations at an effective tax rate of approximately 34%. The U.S. federal deferred tax assets generated from our net operating losses have been fully reserved, as we believe it is not more likely than not that the benefit will be realized.

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

In April 2015, the FASB issued guidance to simplify the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability. This guidance is effective for our interim and annual periods beginning January 1, 2016 and early adoption is permitted. Upon adoption, the new guidance must be applied retrospectively to all periods presented. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

Note 2 — Cash and Investments in Marketable Securities

Cash and investments in marketable securities, including cash equivalents and restricted cash, are as follows (in thousands).

	Estimated Fair Value at
	September 30, 2015	December 31, 2014
Cash and cash equivalents	$18,819	$12,365
Short-term investments	249,000	225,459
Restricted cash	—	25,000

Total cash and investments in marketable securities	$267,819	$262,824

We invest in liquid, high quality debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in securities with maturities of two years or less and maintain a weighted average maturity of one year or less. As of September 30, 2015 and December 31, 2014, all of our investments had maturities of one year or less.

Gross unrealized gains and losses were not significant at either September 30, 2015 or December 31, 2014. During the three and nine months ended September 30, 2015, we sold available-for-sale securities totaling $18.6 million and $23.8 million, respectively, and gross realized gains and losses on those sales were not significant. During the three and nine months ended September 30, 2014, we sold available-for-sale securities totaling $21.7 million and gross realized gains and losses on those sales were not significant. The cost of securities sold is based on the specific identification method.

Restricted cash of $25.0 million was required to be maintained in a separate account until July 1, 2015 under the terms of our 12% senior secured notes due July 2017. This restriction expired on July 1, 2015 and the restricted funds were returned to us.

Our portfolio of cash and investments in marketable securities includes (in thousands):

		Estimated Fair Value at
	Fair Value Hierarchy Level	September 30, 2015	December 31, 2014
Corporate notes and bonds	2	$180,300	$182,544
Corporate commercial paper	2	65,770	42,915

Available-for-sale investments		246,070	225,459
Money market funds	1	17,230	11,229
Certificate of deposit	N/A	2,930	—
Cash, including restricted cash	N/A	1,589	26,136

Total cash and investments in marketable securities		$267,819	$262,824

Level 1 —	Quoted prices in active markets for identical assets or liabilities.
Level 2 —	Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 —	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

All of our investments are categorized as Level 1 or Level 2, as explained in the table above. We use a market approach to value our Level 2 investments. The disclosed fair value related to our investments is based primarily on the reported fair values in our period-end brokerage statements, which are based on market prices from a variety of industry standard data providers and generally represent quoted prices for similar assets in active markets or have been derived from observable market data. We independently validate these fair values using available market quotes and other information. During the three and nine months ended September 30, 2015 and 2014, there were no transfers between Level 1 and Level 2 of the fair value hierarchy.

Additionally, as of September 30, 2015, based on a discounted cash flow analysis using Level 3 inputs including financial discount rates, we believe the $125.0 million carrying amount of our 12% senior secured notes due July 2017 is consistent with its fair value. As is further described in Note 9, on October 5, 2015, we redeemed the 12% senior secured notes.

Note 3 — Inventory

Inventory consists of the following (in thousands):

	September 30, 2015	December 31, 2014
Raw materials	$1,777	$2,200
Work-in-process	8,494	5,187
Finished goods	81	5,565

Total inventory	$10,352	$12,952

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

Note 4 — Liability Related to Sale of Future Royalties

On February 24, 2012, we entered into a Purchase and Sale Agreement (the Purchase and Sale Agreement) with RPI Finance Trust (RPI), an affiliate of Royalty Pharma, pursuant to which we sold, and RPI purchased, our right to receive royalty payments (the

Royalty Entitlement) arising from the worldwide net sales, from and after January 1, 2012, of (a) CIMZIA®, under our license, manufacturing and supply agreement with UCB Pharma (UCB), and (b) MIRCERA®, under our license, manufacturing and supply agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (together referred to as Roche). We received aggregate cash proceeds of $124.0 million for the Royalty Entitlement. Although we sold all of our rights to receive royalties from the CIMZIA® and MIRCERA® products, as a result of our ongoing manufacturing and supply obligations related to the generation of these royalties, we will continue to account for these royalties as revenue. We recorded the $124.0 million in proceeds from this transaction as a liability (Royalty Obligation) that will be amortized using the interest method over the estimated life of the Purchase and Sale Agreement as royalties from the CIMZIA® and MIRCERA® products are remitted directly to RPI. During the nine months ended September 30, 2015 and 2014, we recognized $14.8 million and $16.8 million, respectively, in aggregate royalties from net sales of CIMZIA® and MIRCERA®.

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

In addition, the Purchase and Sale Agreement grants RPI the right to receive certain reports and other information relating to the Royalty Entitlement and contains other representations and warranties, covenants and indemnification obligations that are customary for a transaction of this nature. To our knowledge, we are currently in compliance with these provisions of the Purchase and Sale Agreement; however, if we were to breach our obligations, we could be required to pay damages to RPI that are not limited to the purchase price we received in the sale transaction.

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

To date, we have not incurred costs to defend lawsuits or settle claims related to these indemnification obligations. Because the aggregate amount of any potential indemnification obligation is not a stated amount, the overall maximum amount of any such obligations cannot be reasonably estimated. No liabilities have been recorded for these obligations in our Condensed Consolidated Balance Sheets at either September 30, 2015 or December 31, 2014.

Note 6 — License and Collaboration Agreements

We have entered into various collaboration agreements, including license agreements and collaborative research, manufacturing, development and commercialization agreements, with various pharmaceutical and biotechnology companies. Under these collaboration agreements, we are entitled to receive license fees, upfront payments, milestone payments, royalties, sales milestones, and payments for the manufacture and supply of our proprietary PEGylation materials and/or reimbursement for research and development activities. All of our collaboration agreements are generally cancelable by our partners without significant financial penalty. Our costs of performing these services are generally included in research and development expense, except that costs for product sales to our collaboration partners are included in cost of goods sold. In accordance with our collaboration agreements, we recognized license, collaboration and other revenue as follows (in thousands):

		Three months ended September 30,		Nine months ended September 30,
Partner	Drug or Drug Candidate	2015	2014	2015	2014
AstraZeneca AB	MOVANTIKTM (NKTR-118) and MOVANTIKTM fixed-dose combination program (NKTR-119)	$40,000	$105,000	$130,000	$105,001
Roche	PEGASYS® and MIRCERA®	3,212	3,200	9,619	9,614
Amgen, Inc.	Neulasta®	1,250	1,250	3,750	3,750
Bayer Healthcare LLC	BAY41-6551 (Amikacin Inhale)	357	793	1,562	3,939
Baxalta Incorporated	BAX 855 (Hemophilia)	409	9,096	607	10,103
Other		1,247	1,217	3,885	14,015

License, collaboration, and other revenue		$46,475	$120,556	$149,423	$146,422

As of September 30, 2015, our collaboration agreements with partners included potential future payments for development milestones totaling approximately $128.3 million, including amounts from our agreements with Bayer, Baxalta, and Ophthotech described below. In addition, we are entitled to receive the contingent development payments related to MOVANTIKTM fixed-dose combination drug development programs and contingent sales milestone and royalty payments related to the MOVANTIKTM and MOVANTIKTM fixed-dose combination drug development programs as described below.

There have been no material changes to our collaboration agreements in the nine months ended September 30, 2015, except as described below.

AstraZeneca AB: MOVANTIKTM (naloxegol oxalate), previously referred to as naloxegol and NKTR-118, and MOVANTIKTM fixed-dose combination program, previously referred to as NKTR-119

We are a party to an agreement with AstraZeneca AB (AstraZeneca) under which we granted AstraZeneca a worldwide, exclusive license under our patents and other intellectual property to develop, market, and sell MOVANTIKTM and MOVANTIKTM fixed-dose combination program. AstraZeneca is responsible for all research, development and commercialization and is responsible for all drug development and commercialization decisions for MOVANTIKTM and the MOVANTIKTM fixed-dose combination program. AstraZeneca paid us an upfront payment of $125.0 million, which we received in the fourth quarter of 2009 and which was fully recognized as of December 31, 2010. In addition, we have received the payments described further below based on development events related to MOVANTIKTM completed solely by AstraZeneca. We are entitled to receive up to $75.0 million of commercial launch contingent payments related to the MOVANTIKTM fixed-dose combination program, based on development events to be pursued and completed solely by AstraZeneca. In addition, we are entitled to significant and escalating double-digit royalty payments and sales milestone payments based on annual worldwide net sales of MOVANTIKTM and MOVANTIKTM fixed-dose combination products.

On September 16, 2014, the United States Food and Drug Administration (FDA) approved MOVANTIKTM for the treatment of opioid-induced constipation (OIC) in adult patients with chronic, non-cancer pain. On December 9, 2014, AstraZeneca announced that MOVENTIG® has been granted Marketing Authorisation by the European Commission (EC) for the treatment of opioid-induced constipation (OIC) in adult patients who have had an inadequate response to laxative(s). As a result of the FDA’s approval, on September 16, 2014, we were entitled to a $35.0 million non-refundable payment from AstraZeneca, which was fully recognized as revenue in September 2014 and was received in October 2014. In addition, the FDA’s approval of MOVANTIKTM extinguished our contingent obligation to repay the $70.0 million payment made to us by AstraZeneca in November 2013 after the MOVANTIKTM New Drug Application was accepted for review by the FDA. As a result, in September 2014, we fully recognized as revenue this $70.0 million payment. On March 31, 2015, AstraZeneca announced that MOVANTIK™ launched in the United States which resulted in our receipt of a $100.0 million non-refundable commercial launch milestone payment on March 31, 2015, which was recognized as revenue in March 2015. In March 2015, we agreed to pay AstraZeneca a total of $10.0 million to fund U.S. television advertising in consideration for certain additional commercial information rights. We recorded this $10.0 million obligation as a liability, and made the initial $5.0 million payment to AstraZeneca in July 2015. The remaining $5.0 million, which will be paid in July 2016, is included in other current liabilities in our Condensed Consolidated Balance Sheet at September 30, 2015. We determined that this $10.0 million obligation should be recorded as a reduction of revenue, which we recorded in the three months ended March 31, 2015. In August 2015, we received and recognized as revenue an additional $40.0 million payment triggered by the first commercial sale of MOVENTIG® (the naloxegol brand name in the European Union or EU) in Germany. As of September 30, 2015, we do not have deferred revenue related to this agreement.

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

Roche: PEGASYS® and MIRCERA®

In February 1997, we entered into a license, manufacturing and supply agreement with Roche, under which we granted Roche a worldwide, exclusive license to certain intellectual property related to our proprietary PEGylation materials used in the manufacture and commercialization of PEGASYS®. As of September 30, 2015, we have deferred revenue of approximately $1.3 million related to this agreement, which we expect to recognize through December 2015, the period through which we are required to provide back-up manufacturing and supply services related to PEGASYS®.

In February 2012, we entered into a toll-manufacturing agreement with Roche under which we will manufacture the proprietary PEGylation material used by Roche to produce MIRCERA®. Roche entered into the toll-manufacturing agreement with the objective of establishing us as a secondary back-up supply source on a non-exclusive basis. Under the terms of our toll-manufacturing agreement, Roche paid us an upfront payment of $5.0 million and an additional $22.0 million in performance-based milestone payments upon our achievement of certain manufacturing readiness, validation and production milestones, including the delivery of specified quantities of PEGylation materials, all of which were completed as of January 2013. Roche will also pay us additional consideration for any future orders of the PEGylation materials for MIRCERA® beyond the initial quantities manufactured through January 2013. Roche has the right to terminate the toll-manufacturing agreement due to an uncured material default by us. As of September 30, 2015, we have deferred revenue of approximately $6.7 million, which we expect to recognize through December 2016, the estimated end of our obligations under this agreement.

In August 2013, we agreed to deliver additional quantities of PEGylation materials used by Roche to produce PEGASYS® and MIRCERA®, all of which were delivered in the last quarter of 2013, for total consideration of $18.6 million. We determined that these incremental activities should be considered a material modification of the existing PEGASYS® and MIRCERA® -related arrangements described above. As a result, we allocated the $18.6 million consideration to each of these arrangements and determined the amounts to be recognized or deferred based on the estimated selling prices of the undelivered obligations. As of September 30, 2015, we have deferred revenue of approximately $2.9 million related to these activities, which we expect to recognize through December 2016, the estimated end of our obligations under the modified arrangements.

Amgen, Inc.: Neulasta®

In October 2010, we amended and restated an existing supply and license agreement by entering into a supply, dedicated suite and manufacturing guarantee agreement (the amended and restated agreement) and a license agreement with Amgen Inc. and Amgen Manufacturing, Limited (together referred to as Amgen). Under the terms of the amended and restated agreement, we received a $50.0 million payment in the fourth quarter of 2010 in return for our guaranteeing the supply of certain quantities of our proprietary PEGylation materials to Amgen. As of September 30, 2015, we have deferred revenue of approximately $25.4 million related to this agreement, which we expect to recognize through October 2020, the estimated end of our obligations under this agreement.

Bayer Healthcare LLC: BAY41-6551 (Amikacin Inhale)

In August 2007, we entered into a co-development, license and co-promotion agreement with Bayer Healthcare LLC (Bayer) to develop a specially-formulated inhaled Amikacin. We are responsible for development and manufacturing and supply of the nebulizer device included in the Amikacin product. In April 2013, Bayer initiated a Phase 3 clinical trial in the treatment of intubated and mechanically ventilated patients with Gram-negative pneumonia. As of September 30, 2015, we have received an upfront payment of $40.0 million (which was paid to us in 2007) and milestone payments totaling $30.0 million. In addition, in June 2013, we made a $10.0 million payment to Bayer for the reimbursement of some of its costs of the Phase 3 clinical trial.

In addition, we are entitled to receive a total of up to $50.0 million for development milestones upon achievement of certain development objectives, as well as sales milestones upon achievement of annual sales targets and royalties based on annual worldwide net sales of Amikacin Inhale. As of September 30, 2015, we have deferred revenue of approximately $19.6 million related to this agreement, which we expect to recognize through June 2029, the estimated end of our obligations under this agreement.

Baxalta Incorporated: Hemophilia

We are a party to an exclusive research, development, license and manufacturing and supply agreement with Baxalta Incorporated (Baxalta) executed in September 2005 to develop products designed to improve therapies for Hemophilia A patients using our PEGylation technology. This Hemophilia A program includes BAX 855, which will be marketed in the U.S. under the brand name ADYNOVATE upon approval. Under the terms of this agreement, as of September 30, 2015, we are entitled to up to $20.0 million of development milestones upon achievement of certain development objectives, including $10.0 million due upon marketing authorization in the U.S., as well as sales milestones upon achievement of annual sales targets and royalties based on annual worldwide net sales of products resulting from this agreement. In August 2014, Baxalta announced positive top-line results from its Phase 3 pivotal clinical trial of BAX 855 which met the primary endpoint for the control and prevention of bleeding, routine prophylaxis and perioperative management for patients who were 12 years or older. As a result of this Phase 3 clinical trial meeting its primary endpoint, we earned development milestones totaling $8.0 million in September 2014. In December 2014, Baxalta announced that it filed a biologic license application with the FDA for BAX 855. As of September 30, 2015, we do not have significant deferred revenue related to this agreement.

Ophthotech Corporation: Fovista®

We are a party to an agreement with Ophthotech Corporation (Ophthotech), dated September 30, 2006, under which Ophthotech received a worldwide, exclusive license to certain of our proprietary PEGylation technology to develop, manufacture and sell Fovista®. Under the terms of our agreement, we are the exclusive supplier of all of Ophthotech’s clinical and commercial requirements for our proprietary PEGylation reagent used in Fovista®, which is currently in a Phase 3 clinical program. On May 19, 2014, Ophthotech entered into a Licensing and Commercialization Agreement with Novartis Pharma AG for Fovista®. Under our agreement with Ophthotech, we received a $19.75 million payment in connection with this licensing agreement in June 2014. As of September 30, 2015, we have deferred revenue of approximately $18.2 million related to this agreement, which we expect to recognize through March 2029, the estimated end of our obligations under our agreement with Ophthotech.

In addition, we are entitled to up to $9.5 million in additional payments based upon Ophthotech’s potential achievement of certain regulatory and sales milestones, including a $2.5 million milestone due upon acceptance for review of a regulatory approval application in the U.S. or EU. We are also entitled to royalties on net sales of Fovista® that vary based on sales levels.

Other

In addition, as of September 30, 2015, we have a number of collaboration agreements, including with our collaboration partner UCB, under which we are entitled to up to a total of $51.8 million of development milestones upon achievement of certain development objectives, as well as sales milestones upon achievement of annual sales targets and royalties based on net sales of commercialized products, if any. However, given the current phase of development of the potential products under these collaboration agreements, we cannot estimate the probability or timing of achieving these milestones. As of September 30, 2015, we have deferred revenue of approximately $15.5 million related to these other collaboration agreements, which we expect to recognize through 2020, the estimated end of our obligations under those agreements.

Note 7 — Stock-Based Compensation

Total stock-based compensation expense was recognized in our Condensed Consolidated Statements of Operations as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Cost of goods sold	$274	$268	$837	$867
Research and development expense	2,208	1,774	6,755	5,579
General and administrative expense	2,280	2,080	6,907	6,201

Total stock-based compensation	$4,762	$4,122	$14,499	$12,647

During the three months ended September 30, 2015 and 2014, we granted 483,300 and 632,550 stock options, respectively, at a weighted average grant-date fair value of $5.86 per share and $5.80 per share, respectively. During the three and nine months ended September 30, 2015, we also granted 120,000 restricted stock unit awards (RSUs). No RSUs were granted in 2014.

During the nine months ended September 30, 2015 and 2014, we granted 962,310 and 4,408,590 stock options, respectively, at a weighted average grant-date fair value of $6.10 per share and $5.84 per share, respectively. The number of stock options granted during the nine months ended September 30, 2014 was significantly higher than the stock options granted during the nine months ended September 30, 2015 because we made our annual employee stock option grant for the 2013 performance period in February 2014 and our annual employee stock option grant for the 2014 performance period in December 2014.

As a result of stock issuances under our equity compensation plans, during the three months ended September 30, 2015 and 2014, we issued 1,031,573 and 961,395 common shares, respectively, and during the nine months ended September 30, 2015 and 2014, we issued 2,000,823 and 1,979,282 common shares, respectively.

Note 8 — Net Income (Loss) Per Share

Basic net income (loss) per share is calculated based on the weighted-average number of common shares outstanding during the periods presented. Diluted net income (loss) per share is calculated based on the weighted-average number of common shares outstanding, including potentially dilutive securities. For all periods presented in the accompanying Condensed Consolidated Statements of Operations, the net income (loss) available to common stockholders is equal to the reported net income (loss).

The calculation of diluted net income per share for the three months ended September 30, 2014 includes the weighted average of potentially dilutive securities, which consists of approximately 4.7 million common shares underlying stock options.

For periods in which we have generated a net loss, basic and diluted net loss per share are the same due to the requirement to exclude potentially dilutive securities, consisting of common shares underlying outstanding stock options and RSUs, which would have an anti-dilutive effect on net loss per share. There were weighted average outstanding stock options and RSUs of 20.6 million during the three months ended September 30, 2015 and weighted average outstanding stock options and RSUs of 21.3 million and 21.9 million during the nine months ended September 30, 2015 and 2014, respectively.

Note 9 — Subsequent Event

On September 30, 2015, we entered into a purchase agreement with TC Lending, LLC and TAO Fund, LLC for the sale of $250.0 million in aggregate principal amount of 7.75% senior secured notes due 2020 (the “Notes”). On October 5, 2015, we completed the sale and issuance of the Notes. The Notes are secured by a first-priority lien on substantially all of our assets. The Notes bear interest at a rate of 7.75% per annum payable in cash quarterly in arrears on January 15, April 15, July 15, and October 15 of each year, beginning on October 15, 2015. The Notes will mature on October 5, 2020, at which time the outstanding principal will be due and payable. The Notes contain customary covenants and indemnification provisions.

In connection with the issuance of the Notes, we paid fees and expenses of approximately $8.8 million, including transaction fees and a one-time facility fee to the purchasers of the Notes, of which $8.5 million were accrued in other accrued expenses and capitalized as direct issuance costs recorded in other assets in our Condensed Consolidated Balance Sheet at September 30, 2015. On October 5, 2015, we used a portion of the proceeds from the Notes to redeem the $125.0 million in aggregate principal amount of 12.0% senior secured notes due in 2017, which is included in current liabilities in our Condensed Consolidated Balance Sheet at September 30, 2015. In addition, on October 5, 2015, we paid an $11.3 million redemption premium and $4.5 million in interest on the 12% notes, of which $3.2 million was recorded in current liabilities in our Condensed Consolidated Balance Sheet at September 30, 2015. As a result of these transactions and related costs, on October 5, 2015, we received cash of approximately $100.4 million.

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

In 2014, we achieved the first approval of one of our proprietary drug candidates, MOVANTIKTM (previously referred to as naloxegol and NKTR-118), under a global license agreement with AstraZeneca. MOVANTIKTM is an oral peripherally-acting opioid antagonist, for the treatment of opioid-induced constipation, or OIC, a side effect caused by chronic administration of prescription opioid pain medicines. MOVANTIKTM was developed using our oral small molecule polymer conjugate technology and we advanced this drug through the completion of Phase 2 clinical studies prior to licensing it to AstraZeneca. On September 16, 2014, the United States Food and Drug Administration, or FDA, approved MOVANTIKTM as the first once-daily oral peripherally-acting mu-opioid receptor antagonist (PAMORA) medication for the treatment of opioid-induced constipation (OIC), in adult patients with chronic, non-cancer pain. On December 9, 2014, the European Commission, or EC, granted Marketing Authorisation to MOVENTIG® (the naloxegol brand name in the EU) as the first once-daily oral PAMORA approved in the EU for the treatment of OIC in adult patients who have had an inadequate response to laxative(s). The EC’s approval applies to all 28 European Union member countries plus Iceland and Norway. On March 31, 2015, AstraZeneca announced that it launched MOVANTIKTM in the United States, as a result of which we received a $100 million commercial launch milestone on March 31, 2015. In August 2015, we received an additional $40.0 million payment triggered by the first commercial sale of MOVENTIG® by AstraZeneca in Germany. Given the significant sales milestone and royalty opportunity for us associated with MOVANTIKTM under our AstraZeneca license agreement, the level of sales achieved by AstraZeneca for MOVANTIKTM will have a significant impact on our operating results and financial condition over the coming years.

Etirinotecan pegol (also known as NKTR-102), is our next-generation topoisomerase I inhibitor proprietary drug candidate. On March 17, 2015, we announced topline data from the BEACON Phase 3 clinical study for NKTR-102 as a single-agent therapy for women with advanced metastatic breast cancer. The BEACON study compared NKTR-102 to an active control arm comprised of a single chemotherapy agent of physician’s choice (TPC) in patients who were heavily pre-treated with a median of three prior therapies for metastatic disease. In a topline analysis of 852 patients from the trial, NKTR-102 provided a 2.1 month improvement in median overall survival (OS) over TPC (12.4 months for patients receiving NKTR-102 compared to 10.3 months for patients receiving TPC). Based on a stratified log-rank analysis, the primary endpoint measuring the Hazard Ratio (HR) for survival in the NKTR-102 group compared to the active control arm was 0.87 with a p-value of 0.08, which did not achieve statistical significance. Secondary endpoints in the BEACON study included objective response rate and progression-free survival, which did not achieve statistical significance in the study. We also announced that we observed a significant overall survival benefit in two pre-specified subgroups — patients with a history of brain metastases and patients with baseline liver metastases at study entry.

We are currently exploring various future regulatory paths forward for NKTR-102 with the EU and U.S. regulatory authorities. In Europe, we have met with the European Union National Authorities in Sweden (MPA) and the United Kingdom (MHRA) to discuss the BEACON data. Based on the outcome of these meetings, we believe that there is a path forward to file a marketing approval application (MAA) for conditional approval of NKTR-102 for patients with metastatic breast cancer with brain metastases. If we decide to file the MAA, we would be required to start a confirmatory trial in conjunction with the MAA review. In the United States, we met with the FDA and the Oncology Division said that we would not be able use the BEACON data to support an accelerated approval for a new drug application (NDA). However, the FDA staff also indicated that positive results from the potential completed confirmatory trial for the MAA could also support a NDA filing. We are currently evaluating next steps and potential designs and costs for a confirmatory trial. At this time, we do not plan to advance development of NKTR-102 without a collaboration partner.

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

In October 2014, we had an end-of-Phase 2 meeting for NKTR-181 with the FDA, which included discussions of certain considerations for the Phase 3 clinical study program. In this Phase 3 program for NKTR-181, we plan to include two separate efficacy studies in patients with chronic lower back pain, a long-term safety study, and a human abuse liability study. We enrolled the first patient in the first Phase 3 efficacy study in February 2015. In this first efficacy study, we plan to randomize approximately 416 patients in an enriched enrollment randomized withdrawal design which will include a qualifying screening period, an open-label titration period where NKTR-181 is given to all patients, followed by a 12 week double-blind randomized period where subjects will be randomized on a 1:1 basis to receive either NKTR-181 or placebo. The study design also includes a single interim analysis for sample size reassessment which will be conducted by an independent data monitoring committee. The primary endpoint is change in weekly pain score in the double-blind randomized period relative to the baseline pain score and the key secondary endpoints will include percentage of responders (>30% reduction in pain score) and patient impression of change. Over the next two to three years, the NKTR-181 clinical development program will require a substantial investment.

We have a collaboration with Baxalta Incorporated (Baxalta) to identify and develop PEGylated drug candidates with the objective of providing new long-acting therapies for hemophilia patients. Under the terms of this collaboration, we are providing our PEGylation technology and expertise and Baxalta is responsible for all clinical development. The first drug candidate in this collaboration is BAX 855, an investigational, extended half-life recombinant factor VIII (rFVIII) treatment for hemophilia A based on ADVATE [Antihemophilic Factor (Recombinant)]. BAX 855 will be marketed in the U.S. under the brand name ADYNOVATE upon approval. In December 2014, Baxalta announced that it filed a biologic license application with the FDA for BAX 855. On April 16, 2015, Baxalta announced that it had submitted a new drug application to Japan’s Ministry of Health, Labour and Welfare for the approval of BAX 855. This regulatory submission was based on positive results from a prospective, global, multi-center, open-label, two-arm Phase 3 study of BAX 855 in 137 previously treated patients. Baxalta reported that the results demonstrated that BAX 855 met its primary endpoint in the control and prevention of bleeding episodes and routine prophylaxis for patients who were 12 years or older.

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

While the approved drugs and clinical development programs described above are key elements of the future success of our company, we believe it is critically important that we continue to make substantial investments in our earlier-stage drug candidate pipeline. We have several drug candidates in earlier stage clinical development or being explored in research that we are preparing to advance into the clinic in future years. We also have additional proprietary preclinical and clinical drug candidates in research and development. In June 2015, we and the University of Texas MD Anderson Cancer Center announced a research collaboration that includes a Phase 1/2 clinical study to evaluate NKTR-214 in a variety of tumor types as a monotherapy and in combination with other therapies, including PD-1 pathway inhibitors. NKTR-214 is an engineered immunostimulatory cytokine being developed to selectively activate IL-2 receptors on cytotoxic T cells that kill tumor cells, with relatively low affinity for IL-2 receptors on regulatory T cells that dampen the immune response to tumors. In October 2015, we announced that we submitted an Investigational New Drug application to the FDA for NKTR-214 and plan to initiate a Phase 1/2 clinical study by the end of 2015. The study will evaluate the safety, tolerability and efficacy of NKTR-214 in patients with solid tumor malignancies and will include expansion cohorts that will evaluate NKTR-214 both as a single agent and in combination with a checkpoint inhibitor. As a result of pipeline prioritization, at this time we do not plan to advance NKTR-171 into Phase 2 clinical development. We are also advancing numerous other drug candidates in preclinical development in the areas of cancer immunotherapy, pain and other therapeutic indications. While we believe that our substantial investment in research and development has the potential to create significant value if one or more of our drug candidates demonstrate positive clinical results, receive regulatory approval in one or more major markets and achieve commercialization success, drug research and development is an inherently uncertain process and there is a high risk of failure at every stage prior to approval and the timing and outcome of clinical trial results are extremely difficult to predict. Clinical development successes and failures can have a disproportionate positive or negative impact on our scientific and medical prospects, financial condition and prospects, results of operations and market value.

Historically, we have entered into a number of license and supply contracts under which we manufactured and supplied our proprietary PEGylation reagents on a fixed price or cost-plus basis. Our current strategy is to manufacture and supply PEGylation reagents to support our proprietary drug candidates or our third-party collaborators where we have a strategic development and commercialization relationship or where we derive substantial economic benefit.

Key Developments and Trends in Liquidity and Capital Resources

As of September 30, 2015, we estimated that we had at least twelve months of working capital to fund our current business plans. At September 30, 2015, we had approximately $267.8 million in cash and investments in marketable securities. Also, as of September 30, 2015, we had $132.2 million in debt, including $125.0 million of senior secured notes and $7.2 million of capital lease obligations. As is further described in Note 9 to our Condensed Consolidated Financial Statements, on October 5, 2015, we issued $250.0 million in aggregate principal amount of 7.75% senior secured notes due October 2020 and used a portion of the proceeds from these notes to redeem the $125.0 million in aggregate principal amount of 12.0% senior secured notes due July 2017, which is included in current liabilities in our Condensed Consolidated Balance Sheet at September 30, 2015, and to pay an $11.3 million redemption premium and $4.5 million in interest, due upon redemption of the 12% senior secured notes. As a result of these transactions and related costs, on October 5, 2015, we received cash of approximately $100.4 million.

Results of Operations

Three and Nine Months Ended September 30, 2015 and 2014

Revenue (in thousands, except percentages)

	Three months ended September 30, 2015	Three months ended September 30, 2014	Increase / (Decrease) 2015 vs. 2014	Percentage Increase / (Decrease) 2015 vs. 2014
Product sales and royalty revenue	$7,427	$6,172	$1,255	20%
Non-cash royalty revenue related to sale of future royalties	6,050	6,143	(93)	(2)%
License, collaboration and other revenue	46,475	120,556	(74,081)	(61)%

Total revenue	$59,952	$132,871	$(72,919)	(55)%

	Nine months ended September 30, 2015	Nine months ended September 30, 2014	Increase / (Decrease) 2015 vs. 2014	Percentage Increase / (Decrease) 2015 vs. 2014
Product sales and royalty revenue	$27,239	$17,980	$9,259	51%
Non-cash royalty revenue related to sale of future royalties	14,752	16,753	(2,001)	(12)%
License, collaboration and other revenue	149,423	146,422	3,001	2%

Total revenue	$191,414	$181,155	$10,259	6%

Our revenue is derived from our collaboration agreements, under which we may receive product sales revenue, royalties, license fees, milestone payments and/or contract research payments. Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable, and collection is reasonably assured. The amount of upfront fees received under our license and collaboration agreements allocated to continuing obligations, such as manufacturing and supply commitments, is recognized ratably over our expected performance period under the arrangement. As a result, there may be significant variations in the timing of cash receipts and our recognition of revenue. We make our best estimate of the period over which we expect to fulfill our performance obligations. Given the uncertainties in research and development collaborations, significant judgment is required by us to determine the performance periods.

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

Product sales and royalty revenue increased for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014 primarily due to increased product sales as a result of increased product demand from a number of our collaboration partners. We expect product sales for the full year of 2015 will increase as compared to 2014 due to increased product demand from our collaboration partners.

AstraZeneca launched MOVANTIKTM in the U.S. in March 2015 and MOVENTIG® in the EU in August 2015. We expect royalty revenue for the full year of 2015 will increase as compared to 2014 due to royalties we expect to receive from net sales of this product by AstraZeneca.

Non-cash royalty revenue related to sale of future royalties

In February 2012, we sold all of our rights to receive future royalty payments on CIMZIA® and MIRCERA®. As described in Note 4 to our Condensed Consolidated Financial Statements, this royalty sale transaction has been recorded as a liability that amortizes over the estimated royalty payment period. As a result of this liability accounting, even though the royalties from UCB and Roche are remitted directly to the purchaser of these royalty interests, we will continue to record revenue for these royalties. We expect non-cash royalties from net sales of CIMZIA® and MIRCERA® for the full year of 2015 will decrease as compared to 2014.

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

License, collaboration and other revenue increased for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily as a result of the recognition of the $100.0 million milestone payment received from AstraZeneca in March 2015 as a result of the U.S. commercial launch of MOVANTIKTM and the $40.0 million milestone payment received in August 2015 as a result of the EU commercial launch of MOVENTIG®. During the nine months ended September 30, 2014, we recognized $35.0 million and $70.0 million of milestone payments from AstraZeneca as a result of the FDA’s approval of MOVANTIKTM in September 2014 and recognized $9.0 million of milestone payments resulting from the transfer of our manufacturing technology to two of our collaboration partners. The increase in license, collaboration and other revenue in 2015 is offset by a total of $10.0 million that we agreed in March 2015 to pay AstraZeneca, including $5.0 million paid in July 2015 and $5.0 million to be paid in July 2016, to fund U.S. television advertising in consideration for certain additional commercial information rights. We determined that this $10.0 million obligation should be recorded as a reduction of revenue, which we recorded in the three months ended March 31, 2015.

License, collaboration and other revenue decreased for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily as a result of the recognition in September 2014 of the $105.0 million of milestone payments from AstraZeneca noted above.

As a result of the milestone payments received in 2015 from AstraZeneca related to the U.S. and EU commercial launches of MOVANTIKTM, we expect our license, collaboration and other revenue for the full year of 2015 will increase as compared to 2014.

Cost of Goods Sold and Product Gross Margin (in thousands, except percentages)

	Three months ended September 30, 2015	Three months ended September 30, 2014	Increase / (Decrease) 2015 vs. 2014	Percentage Increase / (Decrease) 2015 vs. 2014
Cost of goods sold	$6,760	$9,220	$(2,460)	(27)%
Product gross profit (loss)	$667	$(3,048)	$3,715	>100%
Product gross margin	9%	(49)%

	Nine months ended September 30, 2015	Nine months ended September 30, 2014	Increase / (Decrease) 2015 vs. 2014	Percentage Increase / (Decrease) 2015 vs. 2014
Cost of goods sold	$25,738	$22,235	$3,503	16%
Product gross profit (loss)	$1,501	$(4,255)	$5,756	>100%
Product gross margin	6%	(24)%

Cost of goods sold increased during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to the increases in product sales in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Cost of goods sold decreased during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily due to a more favorable mix of product sales in the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

The improvement in product gross profit (loss) and product gross margin during the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014 is primarily due to a more favorable product mix in 2015 compared to 2014. In particular, the manufacturing arrangement with one of our collaboration partners includes a fixed price for proprietary PEGylation reagent sales, which is less than the fully burdened manufacturing cost for the reagent in 2014 and 2015 and we expect this situation to continue in future years. There were fewer shipments to this partner in total and relative to shipments to other customers during the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014. In addition to product sales from reagent shipments to this partner, we also receive royalty revenues from this collaboration. In the three and nine months ended September 30, 2015 and 2014, the royalty revenue from the collaboration exceeded the related negative gross profit.

We expect product gross margin to continue to fluctuate in future periods depending on the level and mix of manufacturing orders from our customers due to the predominantly fixed cost base associated with our manufacturing activities. We expect product gross margin for the full year of 2015 to increase as compared to 2014 as a result of the anticipated increase in product sales, as well as based on the anticipated product mix.

Research and Development Expense (in thousands, except percentages)

	Three months ended September 30, 2015	Three months ended September 30, 2014	Increase / (Decrease) 2015 vs. 2014	Percentage Increase / (Decrease) 2015 vs. 2014
Research and development expense	$43,229	$34,200	$9,029	26%

	Nine months ended September 30, 2015	Nine months ended September 30, 2014	Increase / (Decrease) 2015 vs. 2014	Percentage Increase / (Decrease) 2015 vs. 2014
Research and development expense	$135,652	$109,240	$26,412	24%

Research and development expense consists primarily of clinical study costs, direct costs of outside research, materials, supplies, licenses and fees as well as personnel costs (including salaries, benefits, and stock-based compensation). Research and development expense also includes certain overhead allocations consisting of support and facilities-related costs.

Research and development expense increased during the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014 primarily due to the initiation of Phase 3 clinical studies for NKTR-181 in the first quarter of 2015. Research and development expense is not expected to be ratable over the four quarters of the year. Overall, we expect research and development expense to increase significantly in the full year of 2015 as compared to 2014 primarily due to costs incurred in connection with the Phase 3 clinical studies for NKTR-181.

Other than as described in the Overview section above, there have been no material changes to the status of clinical programs in the nine months ended September 30, 2015 from the activities discussed in our Annual Report on Form 10-K for the year ended December 31, 2014 on file with the Securities and Exchange Commission.

General and Administrative Expense (in thousands, except percentages)

	Three months ended September 30, 2015	Three months ended September 30, 2014	Increase / (Decrease) 2015 vs. 2014	Percentage Increase / (Decrease) 2015 vs. 2014
General and administrative expense	$9,544	$9,130	$414	5%

	Nine months ended September 30, 2015	Nine months ended September 30, 2014	Increase / (Decrease) 2015 vs. 2014	Percentage Increase / (Decrease) 2015 vs. 2014
General and administrative expense	$30,031	$28,677	$1,354	5%

General and administrative expense includes the cost of administrative staffing, business development, marketing, finance, and legal activities. General and administrative expense during the three and nine months ended September 30, 2015 increased slightly compared to the three and nine months ended September 30, 2014. We expect general and administrative expenses in the full year of 2015 to increase slightly compared to 2014.

Interest Expense (in thousands, except percentages)

	Three months ended September 30, 2015	Three months ended September 30, 2014	Increase / (Decrease) 2015 vs. 2014	Percentage Increase / (Decrease) 2015 vs. 2014
Interest expense	$4,202	$4,391	$(189)	(4)%
Non-cash interest expense on liability related to sale of future royalties	$5,226	$5,203	$23	<1%

	Nine months ended September 30, 2015	Nine months ended September 30, 2014	Increase / (Decrease) 2015 vs. 2014	Percentage Increase / (Decrease) 2015 vs. 2014
Interest expense	$12,491	$13,412	$(921)	(7)%
Non-cash interest expense on liability related to sale of future royalties	$15,428	$15,725	$(297)	(2)%

In July 2012, we issued $125.0 million of 12% senior secured notes due July 15, 2017. Interest expense for the three and nine months ended September 30, 2015 decreased compared to the three and nine months ended September 30, 2014 due to decreased interest from capital leases and other obligations. As is further described in Note 9 to our Condensed Consolidated Financial Statements, on October 5, 2015, we issued $250.0 million in aggregate principal amount of 7.75% senior secured notes due October 2020 and used a portion of the proceeds from these notes to redeem the $125.0 million in aggregate principal amount of 12.0% senior secured notes due July 2017, which is included in current liabilities in our Condensed Consolidated Balance Sheet at September 30, 2015. We expect interest expense during the full year of 2015 to be consistent with 2014.

Non-cash interest expense on the liability related to sale of future royalties for the three and nine months ended September 30, 2015 was consistent with the three and nine months ended September 30, 2014. In February 2012, we sold all of our rights to receive future royalty payments on CIMZIA® and MIRCERA® in exchange for $124.0 million. As described in Note 4 to our Condensed Consolidated Financial Statements, this royalty sale transaction has been recorded as a liability that amortizes over the estimated royalty payment period as CIMZIA® and MIRCERA® royalties are remitted directly to the purchaser. We impute interest on the transaction and record interest expense at the effective interest rate, which we currently estimate to be approximately 17%. There are a number of factors that could materially affect the estimated interest rate, in particular, the amount and timing of royalty payments from future net sales of CIMZIA® and MIRCERA®, and we will assess this estimate on a periodic basis. As a result, future interest rates could differ significantly and any such change in interest rate will be adjusted prospectively. Unless we adjust our estimated interest rate, we expect non-cash interest expense on the liability related to sale of future royalties during the full year of 2015 to be consistent with 2014.

Liquidity and Capital Resources

We have financed our operations primarily through revenue from product sales, royalties and research and development contracts, as well as public offerings and private placements of debt and equity securities. At September 30, 2015, we had approximately $267.8 million in cash and investments in marketable securities. Also, as of September 30, 2015, we had $132.2 million in debt, including $125.0 million of senior secured notes due July 2017 and $7.2 million of capital lease obligations. As is further described in Note 9 to our Condensed Consolidated Financial Statements, on October 5, 2015, we issued $250.0 million in aggregate principal amount of 7.75% senior secured notes due October 2020 and used a portion of the proceeds from these notes to redeem the $125.0 million in aggregate principal amount of 12.0% senior secured notes due July 2017, which is included in current liabilities in our Condensed Consolidated Balance Sheet at September 30, 2015, and to pay an $11.3 million redemption premium and $4.5 million in interest, due upon redemption of the 12% senior secured notes. As a result of these transactions and related costs, on October 5, 2015, we received cash of approximately $100.4 million.

As of September 30, 2015, we estimated that we had at least twelve months of working capital to fund our current business plans. We expect the clinical development of our proprietary drug candidates, including NKTR-102, Amikacin Inhale, NKTR-181, and NKTR-214, will require significant investment in order to continue to advance in clinical development with the objective of entering into a collaboration partnership or obtaining regulatory approval. However, we have no credit facility or any other sources of committed capital. In the past we have received a number of significant payments from collaboration agreements and other significant transactions. In the future, we expect to receive royalties and sales milestone payments from commercial sales of products such as MOVANTIKTM and BAX 855 (if approved) and potential substantial payments from future collaboration transactions if drug candidates in our pipeline achieve positive clinical or regulatory outcomes. Our current business plan is also subject to significant uncertainties and risks as a result of, among other factors, the sales levels of products for which we are entitled to royalties such as

MOVANTIKTM, clinical program outcomes, whether, when and on what terms we are able to enter into new collaboration transactions, expenses being higher than anticipated, unplanned expenses, cash receipts being lower than anticipated, and the need to satisfy contingent liabilities, including litigation matters and indemnification obligations.

The availability and terms of various financing alternatives substantially depend on many factors including the success or failure of drug development programs in our pipeline, including NKTR-102, BAX 855, Amikacin Inhale, NKTR-181, NKTR-214, as well as other early stage development programs. The availability and terms of financing alternatives and any future significant payments from existing or new collaborations depend on the positive outcome of ongoing or planned clinical studies, whether we or our partners are successful in obtaining regulatory authority approvals in major markets, and if approved, the commercial success of these drugs, as well as general capital market conditions. We will pursue various financing alternatives as needed to continue to fund our research and development activities and to fund the expansion of our business as appropriate.

Due to the potential for adverse developments in the credit markets in 2015 and thereafter, we may experience reduced liquidity with respect to some of our investments in marketable securities. These investments are generally held to maturity, which, in accordance with our investment policy, is less than two years. However, if the need arises to liquidate such securities before maturity, we may experience losses on liquidation. At September 30, 2015, the average time to maturity of the investments held in our portfolio was approximately five months and the maturity of any single investment did not exceed one year. To date we have not experienced any liquidity issues with respect to these securities, but if such issues arise, we may be required to hold some, or all, of these securities until maturity. We believe that, even allowing for potential liquidity issues with respect to these securities, our remaining cash and investments in marketable securities will be sufficient to meet our anticipated cash needs for at least the next twelve months.

Cash flows from operating activities

Cash flows provided by operating activities for the nine months ended September 30, 2015 totaled $2.0 million, which includes the receipt of $142.0 million for milestones from collaboration agreements, including the $100.0 million payment received as a result of the U.S. launch of MOVANTIKTM and the $40.0 million payment received as a result of the EU launch of MOVENTIG®, partially offset by $125.0 million of net operating cash uses as well as $15.0 million for interest payments on our senior secured notes. Because of the nature and timing of certain cash receipts and payments, net cash utilization is not expected to be ratable over the four quarters of the year. We expect cash flows used in operating activities, excluding upfront and milestone payments received, if any, will decrease for the full year of 2015 as compared to 2014. While we expect increased spending on our proprietary research and development programs due primarily to the initiation of the NKTR-181 Phase 3 clinical program, we expect these increases will be offset by decreased payments for other operating activities in 2015 as compared to 2014.

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

Cash flows from investing activities

We paid $8.7 million and $6.1 million to purchase property, plant and equipment in the nine months ended September 30, 2015 and 2014, respectively. We expect our capital expenditures in 2015, which include costs to build commercial manufacturing capacity for Amikacin Inhale devices and other capital projects, to increase slightly as compared to 2014.

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

In February 2012, we sold all of our rights to receive future royalty payments on CIMZIA® and MIRCERA® in exchange for a cash payment of $124.0 million. During the nine months ended September 30, 2014, we made a payment of $7.0 million to the purchaser of these royalties because the minimum 2013 MIRCERA® net sales threshold was not met. As of September 30, 2015, we are not required to make any further payments to the purchaser of these royalties. The remaining $121.1 million liability related to sale of future royalties at September 30, 2015 will not be settled in cash.

We received $15.5 million and $16.2 million from issuances of common stock to employees under our equity compensation plans during the nine months ended September 30, 2015 and 2014, respectively.

Contractual Obligations

There were no material changes during the nine months ended September 30, 2015 to the summary of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2014 on file with the Securities and Exchange Commission.

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

Our market risks at September 30, 2015 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014 on file with the Securities and Exchange Commission.

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

Changes in Internal Control Over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. However, there was no change in our internal control over financial reporting that occurred in the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Drug development is a highly uncertain scientific and medical endeavor, and failure can unexpectedly occur at any stage of preclinical and clinical development. Typically, there is a high rate of attrition for drug candidates in preclinical and clinical trials due to scientific feasibility, safety, efficacy, changing standards of medical care and other variables. The risk of failure increases for our drug candidates that are based on new technologies, such as the application of our advanced polymer conjugate technology to NKTR-102, NKTR-181, NKTR-214 and other drug candidates currently in discovery research or preclinical development. For example, while we recently started a Phase 3 clinical program for NKTR-181 which we believe employs the most appropriate clinical trial design, we were unable to identify a single cause for the Phase 2 study for NKTR-181 not meeting its primary efficacy endpoint, and therefore there is increased risk in effectively designing a Phase 3 clinical program for NKTR-181. The failure of one or more of our drug candidates could have a material adverse effect on our business, financial condition and results of operations.

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

Our reliance on collaboration partners poses a number of significant risks to our business, including risks that:

•

we have very little control over the timing and level of resources that our collaboration partners dedicate to commercial marketing efforts such as the amount of investment in sales and marketing personnel, general marketing campaigns, direct-

to-consumer advertising (where appropriate), product sampling, pricing agreements and rebate strategies with government and private payers, manufacturing and supply of drug product, and other marketing and selling activities that need to be undertaken and well executed for a drug to have the potential to achieve commercial success;

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

Given these risks, the success of our current and future collaboration partnerships is highly unpredictable and can have a substantial negative or positive impact on our business — in particular, we expect the commercial outcomes of MOVANTIK™, and if approved, BAX 855, to have a particularly significant impact on our near to mid- term financial results and financial condition. If our collaboration arrangements underperform or fail, our drug development efforts for our proprietary drug candidate pipeline could be delayed or reduced unless we can secure capital funding from other sources. If we are unable to obtain sufficient capital resources to advance our drug candidate pipeline, it would negatively impact the value of our business, results of operations and financial condition.

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

As of September 30, 2015, we had cash and investments in marketable securities valued at approximately $267.8 million. Also, as of September 30, 2015, we had $132.2 million in debt, including $125.0 million of senior secured notes and $7.2 million of capital lease obligations. As is further described in Note 9 to our Condensed Consolidated Financial Statements, on October 5, 2015, we issued $250.0 million in aggregate principal amount of 7.75% senior secured notes due October 2020 and used a portion of the proceeds from these notes to redeem the $125.0 million in aggregate principal amount of 12.0% senior secured notes due July 2017, which is included in current liabilities in our Condensed Consolidated Balance Sheet at September 30, 2015, and to pay an $11.3 million redemption premium and $4.5 million in interest, due upon redemption of the 12% senior secured notes. As a result of these transactions and related costs, on October 5, 2015, we received cash of approximately $100.4 million. While we believe that our cash position will be sufficient to meet our liquidity requirements through at least the next 12 months, our future capital requirements will depend upon numerous unpredictable factors, including:

•	the cost, timing and outcomes of clinical studies and regulatory reviews of our proprietary drug candidates that we have licensed to our collaboration partners — important examples include Amikacin Inhale and CIPRO Inhale licensed to Bayer, and BAX 855 that is being developed by Baxalta;

•	the commercial launch and sales levels of products marketed by our collaboration partners for which we are entitled to royalties and sales milestones — importantly, AstraZeneca’s level of success in marketing and selling MOVANTIK™ (or MOVENTIG®, the naloxegol brand name in the EU);

•	if and when we receive potential milestone payments and royalties from our existing collaborations if the drug candidates subject to those collaborations achieve clinical, regulatory or commercial success;

•	the progress, timing, cost and results of our clinical development programs;

•	the success, progress, timing and costs of our efforts to implement new collaborations, licenses and other transactions that increase our current net cash, such as the sale of additional royalty interests held by us, term loan or other debt arrangements, and the issuance of securities;

•	the number of patients, enrollment criteria, primary and secondary endpoints, and the number of clinical studies required by the regulatory authorities in order to consider for approval our drug candidates and those of our collaboration partners;

•	our general and administrative expenses, capital expenditures and other uses of cash; and

•	disputes concerning patents, proprietary rights, or license and collaboration agreements that negatively impact our receipt of milestone payments or royalties or require us to make significant payments arising from licenses, settlements, adverse judgments or ongoing royalties.

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

We or our partners may experience delays in clinical trials of drug candidates. We currently have ongoing clinical studies for NKTR-181 in patients with chronic lower back pain and plan to initiate a Phase 1 clinical study for NKTR-214 before the end of 2015. In addition, our collaboration partners have several ongoing Phase 3 clinical programs including Baxalta for BAX 855, Bayer for Amikacin Inhale and CIPRO Inhale, and Ophthotech for Fovista®. These and other clinical studies may not begin on time, enroll a sufficient number of patients or be completed on schedule, if at all. Clinical trials for any of our product candidates could be delayed for a variety of reasons, including:

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

In addition, from time to time, we are involved in legal proceedings where we or other third parties are enforcing or seeking intellectual property rights, invalidating or limiting patent rights that have already been allowed or issued, or otherwise asserting proprietary rights through one or more potential legal remedies. For example, we are currently involved in a German litigation proceeding whereby Bayer is seeking co-ownership rights in certain of our patent filings pending at the European Patent Office covering (among other things) PEGylated Factor VIII which we have exclusively licensed to Baxalta. The subject matter of our patent filings in this proceeding relates to Bayer’s investigational PEGylated recombinant Factor VIII compound. We believe that Bayer’s claim to an ownership interest in these patent filings is without merit and are vigorously defending sole and exclusive ownership rights to this intellectual property. We are also regularly involved in opposition proceedings at the European Patent Office where third parties seek to invalidate or limit the scope of our allowed European patent applications covering (among other things) our drugs and platform technologies. We are also aware of an inter partes review petition that was filed with the U.S. Patent and Trademark Office by Neptune Generics, which is an affiliate of Gerchen Keller Capital. The filing is directed to one of six Orange Book listed patents covering MOVANTIKTM. We believe this petition is without merit and AstraZeneca and Nektar will vigorously defend the validity of this patent. The cost to us in initiating or defending any litigation or other proceeding, even if resolved in our favor, could be substantial, and litigation would divert our management’s attention. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could delay our research and development efforts or result in financial implications either in terms of seeking license arrangements or payment of damages or royalties.

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

To the extent we rely on other pharmaceutical or biotechnology companies with established sales, marketing and distribution systems to market our products, we will need to establish and maintain partnership arrangements, and we may not be able to enter into these arrangements on acceptable terms or at all. To the extent that we enter into co-promotion or other arrangements, any revenue we receive will depend upon the efforts of third parties, which may not be successful and are only partially in our control—important examples of this risk include MOVANTIK™ partnered with AstraZeneca and BAX 855 partnered with Baxalta. In the event that we market our products without a partner, we would be required to build a sales and marketing organization and infrastructure, which would require a significant investment, and we may not be successful in building this organization and infrastructure in a timely or efficient manner.

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

For the nine months ended September 30, 2015, we reported a net loss of $27.0 million. If and when we achieve profitability depends upon a number of factors, including the timing and recognition of milestone payments and royalties received, the timing of revenue under our collaboration agreements, the amount of investments we make in our proprietary product candidates and the regulatory approval and market success of our product candidates. We may not be able to achieve and sustain profitability.

Other factors that will affect whether we achieve and sustain profitability include our ability, alone or together with our partners, to:

•	develop drugs utilizing our technologies, either independently or in collaboration with other pharmaceutical or biotech companies;

•	effectively estimate and manage clinical development costs, particularly the cost of the clinical studies for NKTR-181, and NKTR-214;

•	receive necessary regulatory and marketing approvals;

•	maintain or expand manufacturing at necessary levels;

•	achieve market acceptance of our partnered products;

•	receive royalties on products that have been approved, marketed or submitted for marketing approval with regulatory authorities; and

•	maintain sufficient funds to finance our activities.

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

We depend on independent clinical investigators, contract research organizations and other third-party service providers to conduct clinical trials for our proprietary product candidates. We rely heavily on these parties for successful execution of our clinical trials. Though we are ultimately responsible for the results of their activities, many aspects of their activities are beyond our control. For example, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trials, but the independent clinical investigators may prioritize other projects over ours or communicate issues regarding our products to us in an untimely manner. Third parties may not complete activities on schedule or may not conduct our clinical trials in accordance with regulatory requirements or our stated protocols. The early termination of any of our clinical trial arrangements, the failure of third parties to comply with the regulations and requirements governing clinical trials or the failure of third parties to properly conduct our clinical trials could hinder or delay the development, approval and commercialization of our product candidates and would adversely affect our business, results of operations and financial condition.

Significant competition for our polymer conjugate chemistry technology platforms and our partnered and proprietary products and product candidates could make our technologies, products or product candidates obsolete or uncompetitive, which would negatively impact our business, results of operations and financial condition.

Our PEGylation and advanced polymer conjugate chemistry platforms and our partnered and proprietary products and product candidates compete with various pharmaceutical and biotechnology companies. Competitors of our PEGylation and polymer conjugate chemistry technologies include Biogen Inc., Savient Pharmaceuticals, Inc., Dr. Reddy’s Laboratories Ltd., Enzon Pharmaceuticals, Inc., SunBio Corporation, Mountain View Pharmaceuticals, Inc., Novo Nordisk A/S (formerly assets held by Neose Technologies, Inc.), and NOF Corporation. Several other chemical, biotechnology and pharmaceutical companies may also be developing PEGylation technologies or technologies that have similar impact on target drug molecules. Some of these companies license or provide the technology to other companies, while others are developing the technology for internal use.

There are several competitors for our proprietary product candidates currently in development. For Amikacin Inhale, the current standard of care includes several approved intravenous antibiotics for the treatment of either hospital-acquired pneumonia or ventilator-associated pneumonia in patients on mechanical ventilators. For MOVANTIKTM, there are currently several alternative therapies used to address opioid-induced constipation (OIC) and opioid-induced bowel dysfunction (OBD), including Relistor® (methylnaltrexone bromide) Subcutaneous Injection, oral Amitizia (lubiprostone), and oral and rectal over-the-counter laxatives and stool softeners such as docusate sodium, senna and milk of magnesia. In addition, there are a number of companies developing potential products which are in various stages of clinical development and are being evaluated for the treatment of OIC and OBD in different patient populations, including Cubist Pharmaceuticals, Inc., Progenics Pharmaceuticals, Inc. in collaboration with Salix Pharmaceuticals, Ltd., Mundipharma Int. Limited, Sucampo Pharmaceuticals, Inc., Develco Pharma GmbH, Alkermes plc, GlaxoSmithKline plc, Theravance, Inc., and Takeda Pharmaceutical Company Limited. For etirinotecan pegol (also known as NKTR-102), there are a number of chemotherapies and cancer therapies approved today and in various stages of clinical development for breast cancer, including, but not limited to: Abraxane® (paclitaxel protein-bound particles for injectable suspension (albumin bound)), Xeloda® (capecitabine), Afinitor® (everolimus), Doxil® (doxorubicin HCl), Ellence® (epirubicin), Gemzar® (gemcitabine), Halaven® (eribulin), Herceptin® (trastuzumab), Hycamtin® (topotecan), Ibrance® (palbociclib), Ixempra® (ixabepilone), Navelbine® (vinolrebine), Iniparib, Paraplatin® (carboplatin), Taxol® (paclitaxel) and Taxotere® (docetaxel). Major pharmaceutical or biotechnology companies with approved drugs or drugs in development for breast cancers include, but are not limited to, Bristol-Meyers Squibb Company, Eli Lilly & Co., Roche, GlaxoSmithKline plc, Johnson and Johnson, Pfizer Inc., Eisai Inc., and Sanofi Aventis S.A.

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

Our stock price is volatile. During the three months ended September 30, 2015, based on closing prices on The NASDAQ Global Select Market, the closing price of our common stock ranged from $9.50 to $13.92 per share. We expect our stock price to remain volatile. A variety of factors may have a significant effect on the market price of our common stock, including the risks described in this section titled “Risk Factors” and the following:

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

The indenture governing our 7.75% senior secured notes imposes significant operating and financial restrictions on us and our subsidiaries that may prevent us from pursuing certain business opportunities and restrict our ability to operate our business.

On October 5, 2015, we issued $250.0 million in aggregate principal amount of 7.75% senior secured notes due October 2020. The indenture governing the senior secured notes contains covenants that restrict our and our subsidiaries’ ability to take various actions, including, among other things:

•	incur or guarantee additional indebtedness or issue disqualified capital stock or cause certain of our subsidiaries to issue preferred stock;

•	pay dividends or distributions, redeem equity interests or subordinated indebtedness or make certain types of investments;

•	create or incur liens;

•	transfer, sell, lease or otherwise dispose of assets and issue or sell equity interests in certain of our subsidiaries;

•	incur restrictions on certain of our subsidiaries’ ability to pay dividends or other distributions to the Company or to make intercompany loans, advances or asset transfers;

•	enter into transactions with affiliates;

•	engage in any business other than businesses which are the same, similar, ancillary or reasonably related to our business as of the date of the indenture; and

•	consummate a merger, consolidation, reorganization or business combination, sell, lease, convey or otherwise dispose of all or substantially all of our assets or other change of control transaction.

This indenture also requires us to maintain a minimum cash balance of $60.0 million. We have certain reporting obligations under the indenture regarding cash position and royalty revenue. The indenture specifies a number of events of default, some of which are subject to applicable grace or cure periods, including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults, non-payment of material judgments, loss of any material business license, criminal indictment of the Company, and certain civil forfeiture proceedings involving material assets of the Company. Our ability to comply with these covenants will likely be affected by many factors, including events beyond our control, and we may not satisfy those requirements. Our failure to comply with our obligations could result in an event of default under our other indebtedness and the acceleration of our other indebtedness, in whole or in part, could result in an event of default under the indenture governing the senior secured notes.

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

None, including no purchases of any class of our equity securities by us or any affiliate pursuant to any publicly announced repurchase plan in the three months ended September 30, 2015.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Except as so indicated in Exhibits 32.1 and 101, the following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Documents

10.1(1)	Purchase Agreement dated as of September 30, 2015, by and among Nektar Therapeutics and TC Lending, LLC and TAO Fund, LLC.

10.2(1)	Indenture dated as of October 5, 2015, by and among Nektar Therapeutics, Wilmington Trust, National Association, and TC Lending, LLC.

10.3(1)	Pledge and Security Agreement dated as of October 5, 2015, by and among Nektar Therapeutics and TC Lending, LLC.

31.1(2)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(2)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

101**	The following materials from Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

(1)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on October 6, 2015.
(2)	Filed herewith.
*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as otherwise stated in such filing.
**	XBRL information is filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ JOHN NICHOLSON
John Nicholson
Senior Vice President and Chief Financial Officer
Date: November 5, 2015

By:	/s/ JILLIAN B. THOMSEN
Jillian B. Thomsen
Senior Vice President, Finance and Chief Accounting Officer
Date: November 5, 2015

EXHIBIT INDEX

Except as so indicated in Exhibits 32.1 and 101, the following exhibits are filed as part of, or incorporated by reference in, this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Documents

10.1(1)	Purchase Agreement dated as of September 30, 2015, by and among Nektar Therapeutics and TC Lending, LLC and TAO Fund, LLC.

10.2(1)	Indenture dated as of October 5, 2015, by and among Nektar Therapeutics, Wilmington Trust, National Association, and TC Lending, LLC.

10.3(1)	Pledge and Security Agreement dated as of October 5, 2015, by and among Nektar Therapeutics and TC Lending, LLC.

31.1(2)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(2)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

101**	The following materials from Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

(1)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on October 6, 2015.
(2)	Filed herewith.
*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as otherwise stated in such filing.
**	XBRL information is filed herewith.