Form 10-Q
period 2016-03-31
NEKTAR THERAPEUTICS
filed 2016-05-04
CIK 906709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 136,262,723 on April 27, 2016.

NEKTAR THERAPEUTICS

Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). All statements other than statements of historical fact are “forward-looking statements” for purposes of this quarterly report on Form 10-Q, including any projections of market size, earnings, revenue, milestone payments, royalties, sales or other financial items, any statements of the plans and objectives of management for future operations (including, but not limited to, preclinical development, clinical trials and manufacturing), any statements related to our financial condition and future working capital needs, any statements regarding potential future financing alternatives, any statements concerning proposed drug candidates, any statements regarding the timing for the start or end of clinical trials or submission of regulatory approval filings, any statements regarding future economic conditions or performance, any statements regarding the success of our collaboration arrangements, timing of commercial launches and product sales levels by our collaboration partners and future payments that may come due to us under these arrangements, any statements regarding our plans and objectives to initiate or continue clinical trials, and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, such expectations or any of the forward-looking statements may prove to be incorrect and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, but not limited to, the risk factors set forth in Part II, Item 1A “Risk Factors” below and for the reasons described elsewhere in this quarterly report on Form 10-Q. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof and we do not intend to update any forward-looking statements except as required by law or applicable regulations. Except where the context otherwise requires, in this quarterly report on Form 10-Q, the “Company,” “Nektar,” “we,” “us,” and “our” refer to Nektar Therapeutics, a Delaware corporation, and, where appropriate, its subsidiaries.

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

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$72,549	$55,570
Short-term investments	215,776	253,374
Accounts receivable, net	39,677	19,947
Inventory	11,250	11,346
Other current assets	5,593	9,814
Total current assets	344,845	350,051
Property, plant and equipment, net	69,852	71,336
Goodwill	76,501	76,501
Other assets	681	754
Total assets	$491,879	$498,642
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,349	$2,363
Accrued compensation	10,044	5,998
Accrued clinical trial expenses	10,596	8,220
Other accrued expenses	6,284	4,156
Interest payable	4,144	4,198
Capital lease obligations, current portion	4,782	4,756
Deferred revenue, current portion	17,240	21,428
Other current liabilities	10,506	10,127
Total current liabilities	65,945	61,246
Senior secured notes, net	242,130	241,699
Capital lease obligations, less current portion	3,325	1,073
Liability related to the sale of future royalties, net	114,631	116,029
Deferred revenue, less current portion	59,587	62,426
Other long-term liabilities	6,536	9,740
Total liabilities	492,154	492,213
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares designated, issued or outstanding at March 31, 2016 or December 31, 2015	—	—
Common stock, $0.0001 par value; 300,000 shares authorized; 136,151 shares and 135,289 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	13	13
Capital in excess of par value	1,888,531	1,876,072
Accumulated other comprehensive loss	(1,835)	(2,170)
Accumulated deficit	(1,886,984)	(1,867,486)
Total stockholders’ equity (deficit)	(275)	6,429
Total liabilities and stockholders’ equity (deficit)	$491,879	$498,642

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

(Unaudited)

	Three months ended March 31,
	2016	2015
Revenue:
Product sales	$14,099	$7,974
Royalty revenue	4,061	125
Non-cash royalty revenue related to sale of future royalties	6,535	3,962
License, collaboration and other revenue	34,187	96,740
Total revenue	58,882	108,801
Operating costs and expenses:
Cost of goods sold	8,870	8,444
Research and development	49,268	47,011
General and administrative	10,228	10,303
Total operating costs and expenses	68,366	65,758
Income (loss) from operations	(9,484)	43,043
Non-operating income (expense):
Interest expense	(5,677)	(4,171)
Non-cash interest expense on liability related to sale of future royalties	(5,045)	(5,050)
Interest income and other income (expense), net	875	211
Total non-operating expense, net	(9,847)	(9,010)
Income (loss) before provision for income taxes	(19,331)	34,033
Provision for income taxes	167	213
Net income (loss)	$(19,498)	$33,820
Net income (loss) per share:
Basic	$(0.14)	$0.26
Diluted	$(0.14)	$0.25
Weighted average shares outstanding used in computing net income (loss) per share:
Basic	135,793	131,359
Diluted	135,793	135,667

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three months ended March 31,
	2016	2015
Comprehensive income (loss)	$(19,163)	$34,111

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(19,498)	$33,820
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Non-cash royalty revenue related to sale of future royalties	(6,535)	(3,962)
Non-cash interest expense on liability related to sale of future royalties	5,045	5,050
Stock-based compensation	6,363	5,177
Depreciation and amortization	3,715	2,973
Other non-cash transactions	(617)	(938)
Changes in operating assets and liabilities:
Accounts receivable, net	(19,730)	722
Inventory	96	441
Other assets	4,294	2,809
Accounts payable	(34)	2,241
Accrued compensation	4,046	3,607
Accrued clinical trial expenses	2,376	1,039
Other accrued expenses	2,176	1,811
Interest payable	(54)	(3,750)
Deferred revenue	(7,027)	1,993
Other liabilities	1,736	10,279
Net cash (used in) provided by operating activities	(23,648)	63,312
Cash flows from investing activities:
Purchases of investments	(31,452)	(24,432)
Maturities of investments	69,377	73,434
Sales of investments	—	5,215
Purchases of property, plant and equipment	(1,679)	(1,059)
Net cash provided by investing activities	36,246	53,158
Cash flows from financing activities:
Payment of capital lease obligations	(1,723)	(1,098)
Proceeds from shares issued under equity compensation plans	6,096	1,685
Net cash provided by financing activities	4,373	587
Effect of exchange rates on cash and cash equivalents	8	30
Net increase in cash and cash equivalents	16,979	117,087
Cash and cash equivalents at beginning of period	55,570	12,365
Cash and cash equivalents at end of period	$72,549	$129,452
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,244	$7,855

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

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

Our research and development activities have required significant ongoing investment to date and are expected to continue to require significant investment. As a result, we expect to continue to incur substantial losses and negative cash flows from operations in the future. We have financed our operations primarily through cash generated from licensing, collaboration and manufacturing agreements and financing transactions. At March 31, 2016, we had approximately $288.3 million in cash and investments in marketable securities.  Also, as of March 31, 2016, we had $258.1 million in debt, including $250.0 million in principal of senior secured notes and $8.1 million of capital lease obligations, of which $4.8 million is current.

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

Our comprehensive income (loss) consists of our net income (loss) plus our foreign currency translation gains and losses and unrealized holding gains and losses on available-for-sale securities, neither of which were significant during the three months ended March 31, 2016 and 2015.  In addition, there were no significant reclassifications out of accumulated other comprehensive loss to the statements of operations during the three months ended March 31, 2016 and 2015.

The accompanying Condensed Consolidated Financial Statements are unaudited. The Condensed Consolidated Balance Sheet data as of December 31, 2015 was derived from the audited consolidated financial statements which are included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 29, 2016. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes to those financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Revenue, expenses, assets, and liabilities can vary during each quarter of the year. The results and trends in these interim Condensed Consolidated Financial Statements are not necessarily indicative of the results to be expected for the full year or any other periods.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Accounting estimates and assumptions are inherently uncertain. Actual results could differ materially from those estimates and assumptions. Our estimates include those related to estimated selling prices of deliverables in collaboration agreements, estimated periods of performance, the net realizable value of inventory, the impairment of investments, the impairment of goodwill and long-lived assets, contingencies, accrued clinical trial expenses, estimated non-cash royalty revenue and interest expense from our liability related to our sale of future royalties, stock-based compensation, and ongoing litigation, among other estimates. We base our estimates on historical experience and on other assumptions that management believes are reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities when these values are not readily apparent from other sources. As appropriate, estimates are assessed each period and updated to reflect current information and any changes in estimates will generally be reflected in the period first identified.

Reclassifications

Certain items previously reported in specific financial statement captions have been reclassified to conform to the current period presentation, including as a result of the adoption of new accounting guidance related to debt issuance costs described below.  Such reclassifications do not materially impact previously reported revenue, operating income (loss), net income (loss), total assets, liabilities or stockholders’ equity (deficit).

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

Significant Concentrations

Our customers are primarily pharmaceutical and biotechnology companies that are located in the U.S. and Europe. Our accounts receivable balance contains billed and unbilled trade receivables from product sales, milestones, other contingent payments and royalties, as well as time and materials based billings from collaborative research and development agreements. When appropriate, we provide for an allowance for doubtful accounts by reserving for specifically identified doubtful accounts. We generally do not require collateral from our customers. We perform a regular review of our customers’ payment histories and associated credit risk. We have not experienced significant credit losses from our accounts receivable and our allowance for doubtful accounts was not significant at either March 31, 2016 or December 31, 2015.

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

Revenue Recognition

Our revenue is derived from our arrangements with pharmaceutical and biotechnology collaboration partners and may result from one or more of the following: upfront and license fees, payments for contract research and development, milestone and other contingent payments, manufacturing and supply payments, and royalties. Our performance obligations under our collaborations may include licensing our intellectual property, manufacturing and supply obligations, and research and development obligations.  In order to account for the multiple-element arrangements, we identify the deliverables included within the arrangement and evaluate which deliverables represent separate units of accounting. Analyzing the arrangement to identify deliverables requires the use of judgment, and each deliverable may be an obligation to deliver goods or services, a right or license to use an asset, or another performance obligation. Revenue is recognized separately for each identified unit of accounting when the basic revenue recognition criteria are met: there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable, and collection is reasonably assured.

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

Long-Lived Assets

We assess the impairment of long-lived assets, primarily property, plant and equipment and goodwill, whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. When such events occur, we determine whether there has been an impairment in value by comparing the carrying value of the asset with its fair value, as measured by the anticipated undiscounted net cash flows associated with the asset. In the case of goodwill impairment, we perform an impairment test at least annually, on October 1 of each year, and market capitalization is generally used as the measure of fair value. If an impairment in value exists, the asset is written down to its estimated fair value.

Income Taxes

For the three months ended March 31, 2016 and 2015, we recorded an income tax provision for our Nektar India operations at an effective tax rate of approximately 34%. The U.S. federal deferred tax assets generated from our net operating losses have been fully reserved, as we believe it is not more likely than not that the benefit will be realized.

Adoption of New Accounting Principle

In April 2015, the Financial Accounting Standards Board (FASB) issued guidance to simplify the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability.  This guidance is effective for our interim and annual periods beginning January 1, 2016.  Upon adoption, the new guidance must be applied retrospectively to all periods presented.  Accordingly, as of January 1, 2016, we reclassified $0.4 million and $3.0 million of capitalized debt issuance costs to senior secured notes, net, and liability related to sale of future royalties, net, respectively, from our other assets balance.  This reclassification has been applied retrospectively to these balances in our Condensed Consolidated Balance Sheet as of December 31, 2015.

Recent Accounting Pronouncements

In May 2014, the FASB issued guidance codified in Accounting Standards Codification (ASC) 606, Revenue Recognition — Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition, and is effective for public companies for fiscal years beginning after December 15, 2017. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt this new guidance. We are currently evaluating the impact of the provisions of ASC 606.

In March 2016, the FASB issued guidance to simplify several aspects of employee share-based payment accounting, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flow.  This guidance will become effective for us beginning in the first quarter of 2017.  Early adoption is permitted. We are currently evaluating the impact of the adoption of this standard.

Note 2 — Cash and Investments in Marketable Securities

Cash and investments in marketable securities, including cash equivalents, are as follows (in thousands).

	Estimated Fair Value at
	March 31, 2016	December 31, 2015
Cash and cash equivalents	$72,549	$55,570
Short-term investments	215,776	253,374
Total cash and investments in marketable securities	$288,325	$308,944

We invest in liquid, high quality debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in securities with maturities of two years or less and maintain a weighted average maturity of one year or less. As of March 31, 2016 and December 31, 2015, all of our investments had maturities of one year or less.

Gross unrealized gains and losses were not significant at either March 31, 2016 or December 31, 2015. During the three months ended March 31, 2016, we did not sell any of our available-for-sale securities.  During the three months ended March 31, 2015, we sold available-for-sale securities totaling $5.2 million and gross realized gains and losses on those sales were not significant. The cost of securities sold is based on the specific identification method.

Under the terms of our 7.75% senior secured notes due October 2020, we are required to maintain a minimum cash and investments in marketable securities balance of $60.0 million during the term of the notes.

Our portfolio of cash and investments in marketable securities includes (in thousands):

		Estimated Fair Value at
	Fair Value Hierarchy Level	March 31, 2016	December 31, 2015
Corporate notes and bonds	2	$132,824	$181,969
Corporate commercial paper	2	63,114	61,150
Obligations of U.S. government agencies	2	16,908	7,325
Available-for-sale investments		212,846	250,444
Money market funds	1	69,484	53,728
Certificate of deposit	N/A	2,930	2,930
Cash	N/A	3,065	1,842
Total cash and investments in marketable securities		$288,325	$308,944

Level 1 —	Quoted prices in active markets for identical assets or liabilities.
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

All of our investments are categorized as Level 1 or Level 2, as explained in the table above. We use a market approach to value our Level 2 investments. The disclosed fair value related to our investments is based primarily on the reported fair values in our period-end brokerage statements, which are based on market prices from a variety of industry standard data providers and generally represent quoted prices for similar assets in active markets or have been derived from observable market data. We independently validate these fair values using available market quotes and other information. During the three months ended March 31, 2016 and 2015, there were no transfers between Level 1 and Level 2 of the fair value hierarchy.

Additionally, as of March 31, 2016, based on a discounted cash flow analysis using Level 3 inputs including financial discount rates, we believe the $250.0 million in principal amount of our 7.75% senior secured notes due October 2020 is consistent with its fair value.

Note 3 — Inventory

Inventory consists of the following (in thousands):

	March 31, 2016	December 31, 2015
Raw materials	$3,050	$3,236
Work-in-process	7,443	6,087
Finished goods	757	2,023
Total inventory	$11,250	$11,346

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

Note 4 — Liability Related to Sale of Future Royalties

On February 24, 2012, we entered into a Purchase and Sale Agreement (the Purchase and Sale Agreement) with RPI Finance Trust (RPI), an affiliate of Royalty Pharma, pursuant to which we sold, and RPI purchased, our right to receive royalty payments (the Royalty Entitlement) arising from the worldwide net sales, from and after January 1, 2012, of (a) CIMZIA®, under our license, manufacturing and supply agreement with UCB Pharma (UCB), and (b) MIRCERA®, under our license, manufacturing and supply agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (together referred to as Roche). We received aggregate cash proceeds of $124.0 million for the Royalty Entitlement. As part of this sale, we incurred approximately $4.4 million in transaction costs, which will be amortized to interest expense over the estimated life of the Purchase and Sale Agreement.  Although we sold all of our rights to receive royalties from the CIMZIA® and MIRCERA® products, as a result of our ongoing manufacturing and supply obligations related to the generation of these royalties, we will continue to account for these royalties as revenue.  We recorded the $124.0 million in proceeds from this transaction as a liability (Royalty Obligation) that will be amortized using the interest method over the estimated life of the Purchase and Sale Agreement as royalties from the CIMZIA® and MIRCERA® products are remitted directly to RPI. During the three months ended March 31, 2016 and 2015, we recognized $6.5 million and $4.0 million, respectively, in non-cash royalties from net sales of CIMZIA® and MIRCERA® and we recorded $5.0 million and $5.1 million, respectively, of related non-cash interest expense.

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

On August 14, 2015, Enzon, Inc. filed a breach of contract complaint in the Supreme Court of the State of New York (Court) claiming damages of $1.5 million plus interest for unpaid licensing fees through the date of the complaint. Enzon alleged that we failed to pay a post-patent expiration immunity fee related to one of the licenses. Following a hearing held on December 21, 2015, the Court granted Nektar’s motion to dismiss the Enzon complaint. Enzon has filed an appeal to the Court’s dismissal decision.

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

To date, we have not incurred costs to defend lawsuits or settle claims related to these indemnification obligations. Because the aggregate amount of any potential indemnification obligation is not a stated amount, the overall maximum amount of any such obligations cannot be reasonably estimated. No liabilities have been recorded for these obligations in our Condensed Consolidated Balance Sheets at either March 31, 2016 or December 31, 2015.

Note 6 — License and Collaboration Agreements

We have entered into various collaboration agreements including license agreements and collaborative research, development and commercialization agreements with various pharmaceutical and biotechnology companies. Under these collaboration arrangements, we are entitled to receive license fees, upfront payments, milestone and other contingent payments, royalties, sales milestones, and payments for the manufacture and supply of our proprietary PEGylation materials and/or reimbursement for research and development activities. All of our collaboration agreements are generally cancelable by our partners without significant financial penalty. Our costs of performing these services are generally included in research and development expense, except that costs for product sales to our collaboration partners are included in cost of goods sold.

In accordance with our collaboration agreements, we recognized license, collaboration and other revenue as follows (in thousands):

		Three months ended March 31,
Partner	Drug or Drug Candidate	2016	2015
AstraZeneca AB	MOVANTIKTM (NKTR-118) and MOVANTIKTM fixed-dose combination program (NKTR-119)	$28,000	$90,000
Roche	PEGASYS® and MIRCERA®	1,929	3,212
Amgen, Inc.	Neulasta®	1,250	1,250
Bayer Healthcare LLC	BAY41-6551 (Amikacin Inhale)	357	810
Baxalta Incorporated	ADYNOVATETM	104	109
Other		2,547	1,359
License, collaboration and other revenue		$34,187	$96,740

As of March 31, 2016, our collaboration agreements with partners included potential future payments for development milestones totaling approximately $112.0 million, including amounts from our agreements with Baxalta, Bayer and Ophthotech described below. In addition, we are entitled to receive the contingent development payments related to MOVANTIKTM fixed-dose combination drug development programs and contingent sales milestone and royalty payments related to MOVANTIKTM and the MOVANTIKTM fixed-dose combination drug development programs as described below.

There have been no material changes to our collaboration agreements in the three months ended March 31, 2016, except as described below.

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

On September 16, 2014, the United States Food and Drug Administration (FDA) approved MOVANTIKTM for the treatment of opioid-induced constipation (OIC) in adult patients with chronic, non-cancer pain.  On December 9, 2014, AstraZeneca announced that MOVENTIG® (the naloxegol brand name in the European Union or EU) has been granted Marketing Authorisation by the European Commission (EC) for the treatment of opioid-induced constipation (OIC) in adult patients who have had an inadequate response to laxative(s).  In March 2015, AstraZeneca announced that MOVANTIK™ launched in the United States which resulted in our receipt of a $100.0 million non-refundable commercial launch payment on March 31, 2015, which was recognized as revenue in March 2015.  In March 2015, we agreed to pay AstraZeneca a total of $10.0 million to fund U.S. television advertising in consideration for certain additional commercial information rights. We recorded this $10.0 million obligation as a liability, and made the initial $5.0 million payment to AstraZeneca in July 2015. The remaining $5.0 million, which will be paid in July 2016, is included in other current liabilities in our Condensed Consolidated Balance Sheet at March 31, 2016.  We determined that this $10.0 million obligation should be recorded as a reduction of revenue, which we recorded in the three months ended March 31, 2015. In August 2015, we received and recognized as revenue an additional $40.0 million non-refundable payment triggered by the first commercial sale of MOVENTIG® in Germany.

On March 1, 2016, AstraZeneca announced that it had entered into an agreement with ProStrakan Group plc (ProStrakan), a subsidiary of Kyowa Hakko Kirin Co. Ltd., granting ProStrakan exclusive marketing rights to MOVENTIG® in the EU, Iceland, Liechtenstein, Norway and Switzerland. Under the terms of AstraZeneca’s agreement with ProStrakan, ProStrakan made a $70.0 million upfront payment to AstraZeneca and will make additional payments based on achieving market access milestones, tiered net sales royalties, as well as sales milestones. Under our license agreement with AstraZeneca, AstraZeneca and we will share the upfront payment, market access milestones, royalties and sales milestones from ProStrakan with AstraZeneca receiving 60% and Nektar receiving 40%. This payment sharing arrangement is in lieu of other royalties payable by AstraZeneca to us and a portion of the sales milestones as described below. Our 40% share of royalty payments made by ProStrakan to AstraZeneca will be financially equivalent to us receiving high single-digit to low double-digit royalties dependent on the level of ProStrakan’s net sales. ProStrakan’s MOVENTIG® net sales will be included for purposes of achieving the annual global sales milestones payable to us by AstraZeneca and will also be included for purposes of determining the applicable ex-U.S. royalty rate, from the tier schedule in our AstraZeneca license agreement, that will be applied to ex-U.S. sales outside of the ProStrakan territory. The global sales milestones under our license agreement with AstraZeneca will be reduced in relation to the amount of ProStrakan MOVENTIG® net sales that contribute to any given annual sales milestone target.  As a result, we are entitled to receive 40% (or $28.0 million) of the $70.0 million payment received by AstraZeneca from ProStrakan in March 2016 and have recognized this amount as revenue in March 2016 and recorded this $28.0 million in accounts receivable in our Condensed Consolidated Balance Sheet as of March 31, 2016. As of March 31, 2016, we do not have deferred revenue related to our agreement with AstraZeneca.

In general, other than as described above and in this paragraph, AstraZeneca has full responsibility for all research, development and commercialization costs under our license agreement.  As part of its approval of MOVANTIKTM, the FDA required AstraZeneca to perform a post-marketing, observational epidemiological study comparing MOVANTIKTM to other treatments of OIC in patients with chronic, non-cancer pain.  As a result, the royalty rate payable to us from net sales of MOVANTIKTM in the U.S. by AstraZeneca will be reduced by up to two percentage points to fund 33% of the external costs incurred by AstraZeneca to fund such post approval study once it is initiated, subject to a $35.0 million aggregate cap.  Any costs incurred by AstraZeneca can only be recovered by the reduction of the royalty paid to us.  In no case can amounts be recovered by the reduction of a contingent payment due from AstraZeneca to us or through a payment from us to AstraZeneca.

Baxalta Incorporated: Hemophilia

We are a party to an exclusive research, development, license and manufacturing and supply agreement with Baxalta Incorporated (Baxalta) executed in September 2005 to develop products designed to improve therapies for Hemophilia A patients using our PEGylation technology.  Under the terms of the agreement, we are entitled to research and development funding and are responsible for supplying Baxalta with its requirements for our proprietary materials. Baxalta is responsible for all clinical development, regulatory, and commercialization expenses.

This Hemophilia A program includes ADYNOVATETM, which was approved by the FDA in November 2015 for use in adults and adolescents, aged 12 years and older, who have Hemophilia A, and is now marketed in the U.S.  As a result of the FDA’s approval, we achieved and recognized a $10.0 million development milestone in November 2015, which was received in January 2016. In addition, under the terms of this agreement, as of March 31, 2016, we are entitled to a $10.0 million development milestone due upon marketing authorization in the EU, as well as sales milestones upon achievement of annual sales targets and royalties based on annual worldwide net sales of products resulting from this agreement. As of March 31, 2016, we do not have significant deferred revenue related to this agreement.

Roche: PEGASYS® and MIRCERA®

In February 2012, we entered into a toll-manufacturing agreement with Roche under which we will manufacture the proprietary PEGylation material used by Roche to produce MIRCERA®. Roche entered into the toll-manufacturing agreement with the objective of establishing us as a secondary back-up supply source on a non-exclusive basis.  Under the terms of our toll-manufacturing agreement, Roche paid us an upfront payment of $5.0 million and an additional $22.0 million in performance-based milestone payments upon our achievement of certain manufacturing readiness, validation and production milestones, including the delivery of specified quantities of PEGylation materials, all of which were completed as of January 2013. Roche will also pay us additional consideration for any future orders of the PEGylation materials for MIRCERA® beyond the initial quantities manufactured through January 2013. Roche has the right to terminate the toll-manufacturing agreement due to an uncured material default by us. In addition, in August 2013, we agreed to deliver additional quantities of PEGylation materials used by Roche to produce PEGASYS® and MIRCERA®, all of which were delivered in the last quarter of 2013, for total consideration of $18.6 million.  As of March 31, 2016, we have deferred revenue of approximately $5.7 million related to this agreement, which we expect to recognize through December 2016, the estimated end of our obligations under this agreement.

In February 1997, we entered into a license, manufacturing and supply agreement with Roche, under which we granted Roche a worldwide, exclusive license to certain intellectual property related to our proprietary PEGylation materials used in the manufacture and commercialization of PEGASYS®.  Our performance obligations under this PEGASYS® agreement ended on December 31, 2015.

Amgen, Inc.: Neulasta®

In October 2010, we amended and restated an existing supply and license agreement by entering into a supply, dedicated suite and manufacturing guarantee agreement (the amended and restated agreement) and a license agreement with Amgen Inc. and Amgen Manufacturing, Limited (together referred to as Amgen). Under the terms of the amended and restated agreement, we received a $50.0 million payment in the fourth quarter of 2010 in return for our guaranteeing the supply of certain quantities of our proprietary PEGylation materials to Amgen.  As of March 31, 2016, we have deferred revenue of approximately $22.9 million related to this agreement, which we expect to recognize through October 2020, the estimated end of our obligations under this agreement.

Bayer Healthcare LLC: BAY41-6551 (Amikacin Inhale)

In August 2007, we entered into a co-development, license and co-promotion agreement with Bayer Healthcare LLC (Bayer) to develop a specially-formulated inhaled Amikacin. We are responsible for development and manufacturing and supply of the nebulizer device included in the Amikacin product.  In April 2013, Bayer initiated a Phase 3 clinical trial in the treatment of intubated and mechanically ventilated patients with Gram-negative pneumonia.  As of March 31, 2016, we have received an upfront payment of $40.0 million (which was paid to us in 2007) and milestone payments totaling $30.0 million. In addition, in June 2013, we made a $10.0 million payment to Bayer for the reimbursement of some of its costs of the Phase 3 clinical trial.

We are entitled to receive a total of up to an additional $50.0 million of development milestones upon achievement of certain development objectives, as well as sales milestones upon achievement of annual sales targets and royalties based on annual worldwide net sales of Amikacin Inhale. As of March 31, 2016, we have deferred revenue of approximately $18.9 million related to this agreement, which we expect to recognize through June 2029, the estimated end of our obligations under this agreement.

Ophthotech Corporation: Fovista®

We are a party to an agreement with Ophthotech Corporation (Ophthotech), dated September 30, 2006, under which Ophthotech received a worldwide, exclusive license to certain of our proprietary PEGylation technology to develop, manufacture and sell Fovista®. Under the terms of our agreement, we are the exclusive supplier of all of Ophthotech’s clinical and commercial requirements for our proprietary PEGylation reagent used in Fovista®, which is currently in Phase 3 clinical development.  On May 19, 2014, Ophthotech entered into a Licensing and Commercialization Agreement with Novartis Pharma AG for Fovista®.  Under our agreement with Ophthotech, in June 2014, we received a $19.8 million payment in connection with this licensing agreement.  As of March 31, 2016, we have deferred revenue of approximately $17.9 million related to this agreement, which we expect to recognize through March 2029, the estimated end of our obligations under our agreement with Ophthotech.

In addition, we are entitled to up to $9.5 million in additional payments based upon Ophthotech’s potential achievement of certain regulatory and sales milestones, including a $2.5 million milestone due upon acceptance for review of a regulatory approval application in the U.S. or EU. We are also entitled to royalties on net sales of Fovista® that vary based on sales levels, if commercialized.

Other

In addition, as of March 31, 2016, we have a number of collaboration agreements, including with our collaboration partner UCB, under which we are entitled to up to a total of $45.5 million of development milestones upon achievement of certain development objectives, as well as sales milestones upon achievement of annual sales targets and royalties based on net sales of commercialized products, if any. However, given the current phase of development of the potential products under these collaboration agreements, we cannot estimate the probability or timing of achieving these milestones.  As of March 31, 2016, we have deferred revenue of approximately $11.4 million related to these other collaboration agreements, which we expect to recognize through 2020, the estimated end of our obligations under those agreements.

Note 7 — Stock-Based Compensation

Total stock-based compensation expense was recognized in our Condensed Consolidated Statements of Operations as follows (in thousands):

	Three months ended March 31,
	2016	2015
Cost of goods sold	$388	$324
Research and development	3,199	2,422
General and administrative	2,776	2,431
Total stock-based compensation	$6,363	$5,177

During the three months ended March 31, 2016 and 2015, we granted 200,200 and 410,810 stock options, respectively, at a weighted average grant-date fair value of $5.90 per share and $6.56 per share, respectively.  As a result of stock issuances under our equity compensation plans, during the three months ended March 31, 2016 and 2015, we issued 862,546 and 235,298 shares of our common stock, respectively.

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

The calculation of diluted net income per share for the three months ended March 31, 2015 includes the weighted-average of potentially dilutive securities, which consists of common shares underlying outstanding stock options to purchase approximately 4.3 million shares. Stock options to purchase approximately 8.5 million weighted-average shares of our common stock outstanding during the three months ended March 31, 2015 were excluded from the computation of diluted net income per share for that period because their effect was antidilutive.

For periods in which we have generated a net loss, basic and diluted net loss per share are the same due to the requirement to exclude potentially dilutive securities, which would have an antidilutive effect on net loss per share.  During the three months ended March 31, 2016, potentially dilutive securities consisted of common shares underlying outstanding stock options and RSUs.  There were weighted average outstanding stock options and RSUs of 19.7 million shares during the three months ended March 31, 2016.

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

Overview

Strategic Direction of Our Business

We are a biopharmaceutical company developing a pipeline of drug candidates that utilize our PEGylation and advanced polymer conjugate technology platforms, which are designed to enable the development of new molecular entities that target known mechanisms of action. Our current proprietary pipeline is comprised of drug candidates across a number of therapeutic areas including oncology, pain, anti-infectives, and immunology. Our research and development activities involve small molecule drugs, peptides and protein biologic drug candidates. We create innovative drug candidates by using our proprietary advanced polymer conjugate technologies and expertise to modify the chemical structure of pharmacophores to create new molecular entities. Polymer chemistry is a science focused on the synthesis or bonding of polymer architectures with drug molecules to alter the properties of a molecule. Additionally, we may utilize established pharmacologic targets to engineer a new drug candidate relying on a combination of the known properties of these targets and our proprietary polymer chemistry technology and expertise. Our drug candidates are designed to improve the overall benefits and use of a drug for patients by improving the metabolism, distribution, pharmacokinetics, pharmacodynamics, half-life and/or bioavailability of drugs. Our objective is to apply our advanced polymer conjugate technology platform to create new drug candidates in multiple therapeutic areas that address large potential markets.

In 2014, we achieved the first approval of one of our proprietary drug candidates, MOVANTIKTM (naloxegol), under a global license agreement with AstraZeneca.  MOVANTIKTM is an oral peripherally-acting opioid antagonist, for the treatment of opioid-induced constipation, or OIC, a side effect caused by chronic administration of prescription opioid pain medicines.  AstraZeneca markets and sells MOVANTIKTM in the United States in collaboration with Daiichi Sankyo, Inc.  On March 1, 2016, AstraZeneca entered into an agreement with ProStrakan Group plc (ProStrakan), a subsidiary of Kyowa Hakko Kirin Co. Ltd., granting ProStrakan exclusive marketing rights to MOVENTIG® (the naloxegol brand name in the EU) in the EU, Iceland, Liechtenstein, Norway and Switzerland. Under the terms of that agreement, ProStrakan made a $70 million upfront payment to AstraZeneca and will make future payments based on achieving market access milestones, tiered net sales royalties, as well as sales milestones.  Under our license agreement, AstraZeneca and Nektar will share the upfront payment, market access milestones, royalties and sales milestones from ProStrakan with AstraZeneca receiving 60% and Nektar receiving 40%.  Given the significant sales milestone and royalty opportunity for us associated with MOVANTIKTM under our AstraZeneca license agreement, the level of sales achieved by AstraZeneca for MOVANTIKTM will have a significant impact on our operating results and financial condition over the coming years.

We have a collaboration with Baxalta to develop and commercialize PEGylated drug candidates with the objective of providing new long-acting therapies for hemophilia patients.  Under this collaboration, we worked with Baxalta to develop ADYNOVATETM (previously referred to as BAX 855), an investigational, extended half-life recombinant factor VIII (rFVIII) treatment for Hemophilia A based on ADVATE® [Antihemophilic Factor (Recombinant)].  In November 2015, ADYNOVATETM was approved by the FDA for use in adults and adolescents, aged 12 years and older, who have Hemophilia A. Baxalta announced the launch and first shipments of ADYNOVATETM on November 30, 2015.  On April 4, 2016, Baxalta announced that the Ministry of Health, Labour and Welfare in Japan approved ADYNOVATETM for patients aged 12 years and older with Hemophilia A.  ADYNOVATETM is also under regulatory review in Canada, Switzerland and Europe.  The level of sales achieved by Baxalta for ADYNOVATETM and our related royalties will be important to our operating results and financial condition over the coming years.

NKTR-181 is a novel mu-opioid analgesic drug candidate for chronic pain conditions and is currently in Phase 3 clinical development.  We enrolled the first patient in the first Phase 3 efficacy study in February 2015 and the study continues to enroll patients.  In this study, we are randomizing patients with chronic low back pain in an enriched enrollment randomized withdrawal design which will include a qualifying screening period, an open-label titration period where NKTR-181 is given to all patients, followed by a 12 week double-blind randomized period where subjects will be randomized on a 1:1 basis to receive either NKTR-181 or placebo. The NKTR-181 Phase 3 study design includes a single interim sample size assessment to be conducted by an independent analysis center (IAC) after approximately fifty percent of the initially planned 416 patients completed the study.   The protocol of the NKTR-181 study defined only two possible outcomes for this pre-planned blinded interim sample size assessment:  (1) if the conditional powering at the midpoint of the trial fell between 50-85%, the sample size was to be increased by about 200 patients; or (2) if the conditional powering fell below 50%, or above 85%, the sample size was not to be changed.  The IAC’s determination is nondiscretionary and was based upon our determination of pre-defined acceptable power to detect a statistically significant difference between NKTR-181 and placebo based on the primary efficacy endpoint.  On February 29, 2016, the IAC instructed Nektar to increase the sample size by approximately 200 patients.

In December 2015, we dosed the first patient in a Phase 1/2 clinical study for NKTR-214, which is our engineered immunostimulatory CD122-biased cytokine designed to preferentially activate the beta and gamma sub-units of the IL-2 receptor with the objective to induce proliferation of tumor-killing T cells within the body (CD8-positive effector T cells and natural killer T cells) without stimulating regulatory T cells (CD4-positive T cells).  The study is being conducted initially at two primary investigator sites: the University of Texas MD Anderson Cancer Center and Yale Cancer Center.  The dose-escalation stage of the Phase 1/2 study is designed to evaluate safety and efficacy, and define the recommended Phase 2 dose of NKTR-214 in approximately 20 patients with solid tumors. In addition to a determination of the recommended Phase 2 dose, the study will assess preliminary anti-tumor activity, including objective response rate.  The immunologic effect of NKTR-214 on tumor-infiltrating lymphocytes and other immune infiltrating cells in both blood and tumor tissue will also be assessed.  Following the dose-escalation stage of the study, dose expansion cohorts are planned to evaluate NKTR-214 in specific tumor types, including melanoma, renal cell carcinoma and non-small cell lung cancer.

NKTR-102 is our next-generation topoisomerase I inhibitor proprietary drug candidate.  On March 17, 2015, we announced topline data from a Phase 3 clinical study for NKTR-102, which we call the BEACON study (BrEAst Cancer Outcomes with NKTR-102), as a single-agent therapy for women with advanced metastatic breast cancer.  The BEACON study compared NKTR-102 to an active control arm comprised of a single chemotherapy agent of physician’s choice (TPC) in patients who were heavily pre-treated with a median of three prior therapies for metastatic disease.  In a topline analysis of 852 patients from the trial, NKTR-102 provided a 2.1 month improvement in median overall survival (OS) over TPC (12.4 months for patients receiving NKTR-102 compared to 10.3 months for patients receiving TPC).  Based on a stratified log-rank analysis, the primary endpoint measuring the Hazard Ratio (HR) for survival in the NKTR-102 group compared to the active control arm was 0.87 with a p-value of 0.08, which did not achieve statistical significance.  Secondary endpoints in the BEACON study included objective response rate and progression-free survival, which did not achieve statistical significance in the study.  We also announced that we observed a significant overall survival benefit in two pre-specified subgroups—patients with a history of brain metastases and patients with baseline liver metastases at study entry.

We are currently exploring various future regulatory and development paths forward for NKTR-102 with the EU and U.S. regulatory authorities.  In Europe, we have met with the National Authorities in Sweden (MPA) and the United Kingdom (MHRA) to discuss the BEACON data.  We also met with the European Medicines Agency (EMA) to discuss filing a marketing authorization application (MAA).  Based on the outcome of these meetings, we believe that there is a path forward to file an MAA for conditional approval of NKTR-102 for patients with metastatic breast cancer with brain metastases.  In connection with any MAA filing, we would be required to start a confirmatory trial in conjunction with the MAA review. In the United States, we met with the FDA and the Oncology Division indicated that we would not be able to use the BEACON data to support an accelerated approval for a new drug application (NDA).  However, the FDA staff also indicated that positive results from a completed confirmatory trial for the MAA could also support an NDA filing.  We are currently evaluating next steps and potential designs and costs for a confirmatory trial.  At this time, we do not plan to advance development of NKTR-102 without a collaboration partner.

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

While the approved drugs and clinical development programs described above are key elements of our future success, we believe it is critically important that we continue to make substantial investments in our earlier-stage drug candidate pipeline. We have several drug candidates in earlier stage clinical development or being explored in research that we are preparing to advance into the clinic in future years. We are also advancing several other drug candidates in preclinical development in the areas of cancer immunotherapy, pain and other therapeutic indications.  While we believe that our substantial investment in research and development has the potential to create significant value if one or more of our drug candidates demonstrates positive clinical results, receives regulatory approval in one or more major markets and achieves commercial success, drug research and development is an inherently uncertain process and there is a high risk of failure at every stage prior to approval and the timing and outcome of clinical trial results are extremely difficult to predict. Clinical development successes and failures can have a disproportionately positive or negative impact on our scientific and medical prospects, financial condition and prospects, results of operations and market value.

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

Key Developments and Trends in Liquidity and Capital Resources

As of March 31, 2016, we estimated that we had at least twelve months of working capital to fund our current business plans. At March 31, 2016, we had approximately $288.3 million in cash and investments in marketable securities.  Also, as of March 31, 2016, we had $258.1 million in debt, including $250.0 million in principal of senior secured notes and $8.1 million of capital lease obligations.

Results of Operations

Three Months Ended March 31, 2016 and 2015

Revenue (in thousands, except percentages)

	Three months ended March 31,		Increase/ (Decrease) 2016 vs. 2015	Percentage Increase/ (Decrease) 2016 vs. 2015
	2016	2015
Product sales	$14,099	$7,974	$6,125	77%
Royalty revenue	4,061	125	3,936	>100%
Non cash royalty revenue related to sale of future royalties	6,535	3,962	2,573	65%
License, collaboration and other revenue	34,187	96,740	(62,553)	(65)%
Total revenue	$58,882	$108,801	$(49,919)	(46)%

Our revenue is derived from our collaboration agreements, under which we may receive product sales revenue, royalties, license fees, milestone and other contingent payments and/or contract research payments. Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable, and collection is reasonably assured. The amount of upfront fees received under our license and collaboration agreements allocated to continuing obligations, such as manufacturing and supply commitments, is recognized ratably over our expected performance period under the arrangement. As a result, there may be significant variations in the timing of receipt of cash payments and our recognition of revenue. We make our best estimate of the period over which we expect to fulfill our performance obligations. Given the uncertainties in research and development collaborations, significant judgment is required by us to determine the performance periods.

Product sales

Product sales include predominantly fixed price manufacturing and supply agreements with our collaboration partners and result from the receipt of firm purchase orders from those partners.  The timing of shipments is based solely on the demand and requirements of our collaboration partners and is not ratable throughout the year.

Product sales increased for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to increased product demand from a number of our collaboration partners. We expect product sales for the full year of 2016 will increase as compared to 2015 primarily due to increased product demand from one of our collaboration partners.

Royalty revenue and non-cash royalty revenue related to sale of future royalties

We receive royalty revenue from certain of our collaboration partners based on their net sales of commercial products. Royalty revenue received in cash increased for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to the launch of commercial sales by AstraZeneca of MOVANTIKTM in the U.S. in March 2015 and MOVENTIG® in the EU in August 2015.  We expect royalty revenue for the full year of 2016 will increase as compared to 2015 due to royalties we expect to receive from net sales of MOVANTIKTM, MOVENTIG® and ADYNOVATETM.

In February 2012, we sold all of our rights to receive future royalty payments on CIMZIA® and MIRCERA®. As described in Note 4 to our Condensed Consolidated Financial Statements, this royalty sale transaction has been recorded as a liability that amortizes over the estimated royalty payment period. As a result of this liability accounting, even though the royalties from UCB and

Roche are remitted directly to the purchaser of these royalty interests, we will continue to record revenue for these royalties.  We expect non-cash royalties from net sales of CIMZIA® and MIRCERA® for the full year of 2016 will increase as compared to 2015.

License, Collaboration and Other Revenue

License, collaboration and other revenue includes the recognition of upfront payments, milestone and other contingent payments received in connection with our license and collaboration agreements and reimbursed research and development expenses. The level of license, collaboration and other revenue depends in part upon the estimated amortization period of the upfront payments, the achievement of milestones and other contingent events, the continuation of existing collaborations, the amount of reimbursed research and development work, and entering into new collaboration agreements, if any.

License, collaboration and other revenue decreased for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily as a result of the recognition in March 2015 of the $100.0 million milestone payment received from AstraZeneca as a result of the U.S. commercial launch of MOVANTIKTM, partially offset by the recognition of $28.0 million in March 2016 for our 40% share of the $70.0 million sublicense payment received by AstraZeneca from ProStrakan in March 2016. In addition, in March 2015, we agreed to pay AstraZeneca $10.0 million, including $5.0 million paid in July 2015 and $5.0 million to be paid in July 2016, to fund U.S. television advertising in consideration for certain additional commercial information rights.  We determined that this $10.0 million obligation should be recorded as a reduction of revenue, which we recorded in the three months ended March 31, 2015.

We expect our license, collaboration and other revenue for the full year of 2016 will decrease significantly as compared to 2015 primarily due to the recognition in 2015 of the significant non-recurring payments resulting from AstraZeneca’s commercial launches of MOVANTIKTM and MOVENTIG®.

Cost of Goods Sold and Product Gross Margin (in thousands, except percentages)

	Three months ended March 31,		Increase/ (Decrease) 2016 vs. 2015	Percentage Increase/ (Decrease) 2016 vs. 2015
	2016	2015
Cost of goods sold	$8,870	$8,444	$426	5%
Product gross profit (loss)	5,229	(470)	$5,699	>100%
Product gross margin	37%	(6)%

Cost of goods sold increased during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to the increases in product sales in the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

The improvement in product gross profit (loss) and product gross margin during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 is primarily due to a more favorable product mix in 2016 compared to 2015.  In particular, the manufacturing arrangement with one of our collaboration partners includes a fixed price for proprietary PEGylation reagent sales, which is less than the fully burdened manufacturing cost for the reagent in 2016 and 2015 and we expect this situation to continue in future years.  There were fewer shipments to this partner in total and relative to shipments to other customers during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. In addition to product sales from reagent shipments to this partner, we also receive royalty revenues from this collaboration. In the three months ended March 31, 2016 and 2015, the royalty revenue from the collaboration exceeded the related negative gross profit.

We expect product gross margin to continue to fluctuate in future periods depending on the level and mix of manufacturing orders from our customers due to the predominantly fixed cost base associated with our manufacturing activities. We expect product gross margin for the full year of 2016 to increase as compared to 2015 as a result of the anticipated increase in product sales, as well as based on the anticipated product mix.

Research and Development Expense (in thousands, except percentages)

	Three months ended March 31,		Increase/ (Decrease) 2016 vs. 2015	Percentage Increase/ (Decrease) 2016 vs. 2015
	2016	2015
Research and development expense	$49,268	$47,011	$2,257	5%

Research and development expense consists primarily of clinical study costs, direct costs of outside research, materials, supplies, licenses and fees as well as personnel costs (including salaries, benefits, and stock-based compensation). Research and development expense also includes certain overhead allocations consisting of support and facilities-related costs.

Research and development expense increased during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to costs incurred in our Phase 3 clinical studies for NKTR-181 initiated in the first quarter of 2015 and our Phase 1/2 clinical study for NKTR-214 initiated at the end of 2015.  Research and development expense is not expected to be ratable over the four quarters of the year. Overall, we expect research and development expense in the full year of 2016 to increase marginally compared to 2015.

Other than as described in the Overview section above, there have been no material changes to the status of clinical programs in the three months ended March 31, 2016 from the activities discussed in our Annual Report on Form 10-K for the year ended December 31, 2015 on file with the Securities and Exchange Commission.

General and Administrative Expense (in thousands, except percentages)

	Three months ended March 31,		Increase/ (Decrease) 2016 vs. 2015	Percentage Increase/ (Decrease) 2016 vs. 2015
	2016	2015
General and administrative expense	$10,228	$10,303	(75)	<(1)%

General and administrative expense includes the cost of administrative staffing, business development, marketing, finance, and legal activities.  General and administrative expense during the three months ended March 31, 2016 was consistent with the three months ended March 31, 2015.  We expect general and administrative expenses in the full year of 2016 to decrease marginally compared to 2015.

Interest Expense (in thousands, except percentages)

	Three months ended March 31,		Increase/ (Decrease) 2016 vs. 2015	Percentage Increase/ (Decrease) 2016 vs. 2015
	2016	2015
Interest expense	$5,677	$4,171	$1,506	36%
Non-cash interest expense on liability related to sale of future royalties	5,045	5,050	(5)	<(1)%

Interest expense for the three months ended March 31, 2016 increased as compared to the three months ended March 31, 2015 primarily as a result of our secured notes transaction in October 2015. In October 2015, we issued $250.0 million in aggregate principal amount of 7.75% senior secured notes due October 2020 and used a portion of the proceeds from these notes to redeem the $125.0 million in aggregate principal amount of 12% senior secured notes due July 2017.  Interest on the 7.75% senior secured notes is calculated based on actual days outstanding over a 360 day year.  We expect interest expense during the full year of 2016 to increase compared to 2015 as a result of the increase to the principal balance of our outstanding secured notes from the October 2015 note transaction, partially offset by the reduction in the interest rate on our notes from 12% to 7.75%.

Non-cash interest expense on the liability related to sale of future royalties for the three months ended March 31, 2016 was consistent with the three months ended March 31, 2015.  In February 2012, we sold all of our rights to receive future royalty payments on CIMZIA® and MIRCERA® in exchange for $124.0 million. As described in Note 4 to our Condensed Consolidated Financial Statements, this royalty sale transaction has been recorded as a liability that amortizes over the estimated royalty payment period as

CIMZIA® and MIRCERA® royalties are remitted directly to the purchaser. We impute interest on the transaction and record interest expense at the effective interest rate, which we currently estimate to be approximately 17%. There are a number of factors that could materially affect the estimated interest rate, in particular, the amount and timing of royalty payments from future net sales of CIMZIA® and MIRCERA®, and we will assess this estimate on a periodic basis. As a result, future interest rates could differ significantly and any such change in interest rate will be adjusted prospectively. Unless we adjust our estimated interest rate, we expect non-cash interest expense on the liability related to sale of future royalties for the full year of 2016 to decrease marginally compared to 2015 as a result of the expected decrease in 2016 of the royalty liability balance.

Liquidity and Capital Resources

We have financed our operations primarily through revenue from product sales, royalties and research and development contracts, as well as public offering and private placements of debt and equity securities. At March 31, 2016, we had approximately $288.3 million in cash and investments in marketable securities.  Also, as of March 31, 2016, we had $258.1 million in debt, including $250.0 million in principal of senior secured notes and $8.1 million of capital lease obligations.

As of March 31, 2016, we estimated that we had at least twelve months of working capital to fund our current business plans. We expect the clinical development of our proprietary drug candidates including NKTR-181, Amikacin Inhale, and NKTR-214, will require significant investment in order to continue to advance in clinical development with the objective of entering into a collaboration partnership or obtaining regulatory approval. However, we have no credit facility or any other sources of committed capital. In the past we have received a number of significant payments from collaboration agreements and other significant transactions.  In the future, we expect to receive royalties from commercial sales of products such as MOVANTIKTM, MOVENTIG® and ADYNOVATETM and potential substantial payments from future collaboration transactions if drug candidates in our pipeline achieve positive clinical or regulatory outcomes. Our current business plan is also subject to significant uncertainties and risks as a result of, among other factors, the sales levels of products for which we are entitled to royalties such as MOVANTIKTM, MOVENTIG® and ADYNOVATETM, clinical program outcomes, whether, when and on what terms we are able to enter into new collaboration transactions, expenses being higher than anticipated, unplanned expenses, cash receipts being lower than anticipated, and the need to satisfy contingent liabilities, including litigation matters and indemnification obligations.

The availability and terms of various financing alternatives substantially depend on many factors including the success or failure of drug development programs in our pipeline, including NKTR-181, Amikacin Inhale and NKTR-214, as well as other early stage development programs. The availability and terms of financing alternatives and any future significant payments from existing or new collaborations depend on the positive outcome of ongoing or planned clinical studies, whether we or our partners are successful in obtaining regulatory authority approvals in major markets, and if approved, the commercial success of these drugs, as well as general capital market conditions.  We will pursue various financing alternatives as needed to continue to fund our research and development activities and to fund the expansion of our business as appropriate.

Due to the potential for adverse developments in the credit markets in 2016 and thereafter, we may experience reduced liquidity with respect to some of our investments in marketable securities. These investments are generally held to maturity, which, in accordance with our investment policy, is less than two years. However, if the need arises to liquidate such securities before maturity, we may experience losses on liquidation. At March 31, 2016, the average time to maturity of the investments held in our portfolio was approximately four months and the maturity of any single investment did not exceed one year. To date we have not experienced any liquidity issues with respect to these securities, but if such issues arise, we may be required to hold some, or all, of these securities until maturity. We believe that, even allowing for potential liquidity issues with respect to these securities, our remaining cash and investments in marketable securities will be sufficient to meet our anticipated cash needs for at least the next twelve months.

Cash flows from operating activities

Cash flows used in operating activities for the three months ended March 31, 2016 totaled $23.6 million, which includes $28.6 million of net operating cash uses as well as $5.0 million for interest payments on our senior secured notes, partially offset by the receipt of a $10.0 million milestone from our Baxalta collaboration agreement, which was recorded in accounts receivable in our Condensed Consolidated Balance Sheet at December 31, 2015.  The accounts receivable balance in our Condensed Consolidated Balance Sheet as of March 31, 2016 includes a $28.0 million payment receivable from AstraZeneca related to its sub-license to ProStrakan, which was collected in April 2016.  We expect that cash flows used in operating activities, excluding upfront, milestone and other contingent payments received, if any, will decrease in the full year of 2016 compared to 2015 primarily as a result of increased cash receipts from product sales and royalties.

Cash flows provided by operating activities for the three months ended March 31, 2015 totaled $63.3 million, which includes the receipt of $102.0 million of milestones from collaboration agreements, including the $100.0 million payment received as a result of the US launch of MOVANTIKTM, partially offset by $31.2 million of net operating cash uses as well as $7.5 million for interest payments on our senior secured notes.

Cash flows from investing activities

We paid $1.7 million and $1.1 million to purchase property, plant and equipment in the three months ended March 31, 2016 and 2015, respectively. We expect our capital expenditures in the full year of 2016 to decrease marginally compared to 2015.

Cash flows used in financing activities

We received proceeds from issuance of common stock related to our employee option and stock purchase plans of $6.1 million and $1.7 million in the three months ended March 31, 2016 and 2015, respectively.

Contractual Obligations

There were no material changes during the three months ended March 31, 2016 to the summary of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2015 on file with the Securities and Exchange Commission.

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

We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates on an ongoing basis. Actual results may differ from those estimates under different assumptions or conditions. There have been no material changes to our critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our market risks at March 31, 2016 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015 on file with the Securities and Exchange Commission.

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

Changes in Internal Control Over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. However, there was no change in our internal control over financial reporting that occurred in the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Investors in Nektar Therapeutics should carefully consider the risks described below before making an investment decision. The risks described below may not be the only ones relating to our company. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015. Additional risks that we currently believe are immaterial may also impair our business operations. Our business, results of operations, financial condition, cash flows and future prospects and the trading price of our common stock and our abilities to repay our senior secured notes could be harmed as a result of any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2015, including our consolidated financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission (SEC).

Risks Related to Our Business

Drug development is a long and inherently uncertain process with a high risk of failure at every stage of development.

We have a number of proprietary drug candidates and partnered drug candidates in research and development ranging from the early discovery research phase through preclinical testing and clinical trials. Preclinical testing and clinical studies are long, expensive, difficult to design and implement and highly uncertain as to outcome. It will take us, or our collaborative partners, many years to conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates. The start or end of a clinical study is often delayed or halted due to changing regulatory requirements, manufacturing challenges, required clinical trial administrative actions, slower than anticipated patient enrollment, changing standards of care, availability or prevalence of use of a comparator drug or required prior therapy, clinical outcomes, or our and our partners’ financial constraints.

Drug development is a highly uncertain scientific and medical endeavor, and failure can unexpectedly occur at any stage of preclinical and clinical development. Typically, there is a high rate of attrition for drug candidates in preclinical and clinical trials due to scientific feasibility, safety, efficacy, changing standards of medical care and other variables. The risk of failure increases for our drug candidates that are based on new technologies, such as the application of our advanced polymer conjugate technology to NKTR-102, NKTR-181, NKTR-214 and other drug candidates currently in discovery research or preclinical development.  For example, while we believe our NKTR-181 Phase 3 clinical program employs the most appropriate clinical trial design, we were unable to identify a single cause for the Phase 2 study for NKTR-181 not meeting its primary efficacy endpoint, and therefore there is increased risk in effectively designing a Phase 3 clinical program for NKTR-181.  The failure of one or more of our drug candidates could have a material adverse effect on our business, financial condition and results of operations.

The risk of clinical failure for any drug candidate remains high prior to regulatory approval.

A number of companies have suffered significant unforeseen failures in clinical studies due to factors such as inconclusive efficacy or safety, even after achieving preclinical proof-of-concept or positive results from earlier clinical studies that were satisfactory both to them and to reviewing regulatory authorities. Clinical study outcomes remain very unpredictable and it is possible that one or more of our clinical studies could fail at any time due to efficacy, safety or other important clinical findings or regulatory requirements. The results from preclinical testing or early clinical trials of a product candidate may not predict the results that will be obtained in later phase clinical trials of the product candidate. We, the FDA, IRB, an independent ethics committee, or other applicable regulatory authorities may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects participating in such trials are being exposed to unacceptable health risks or adverse side effects. Similarly, an IRB or ethics committee may suspend a clinical trial at a particular trial site. If one or more of our drug candidates fail in clinical studies, it could have a material adverse effect on our business, financial condition and results of operations.

Our results of operations and financial condition depend significantly on the ability of our collaboration partners to successfully develop and market drugs and they may fail to do so.

Under our collaboration agreements with various pharmaceutical or biotechnology companies, our collaboration partner is generally solely responsible for:

•	designing and conducting large scale clinical studies;
•	preparing and filing documents necessary to obtain government approvals to sell a given drug candidate; and/or
•	marketing and selling the drugs when and if they are approved.

Our reliance on collaboration partners poses a number of significant risks to our business, including risks that:

•

we have very little control over the timing and level of resources that our collaboration partners dedicate to commercial marketing efforts such as the amount of investment in sales and marketing personnel, general marketing campaigns, direct-to-consumer advertising, product sampling, pricing agreements and rebate strategies with government and private payers, manufacturing and supply of drug product, and other marketing and selling activities that need to be undertaken and well executed for a drug to have the potential to achieve commercial success;

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

Given these risks, the success of our current and future collaboration partnerships is highly unpredictable and can have a substantial negative or positive impact on our business—in particular, we expect the commercial outcomes of MOVANTIK™, MOVENTIG® and ADYNOVATETM (previously referred to as BAX 855) to have a particularly significant impact on our near to mid- term financial results and financial condition.  Additionally, there are also several important drugs in later stage development with collaboration partners including Amikacin Inhale, Cipro DPI, and Fovista®.  If the approved drugs fail to achieve commercial success or the drugs in development fail to have positive late stage clinical outcomes sufficient to support regulatory approval in major markets, it could significantly impair our access to capital necessary to fund our research and development efforts for our proprietary drug candidates.  If we are unable to obtain sufficient capital resources to advance our drug candidate pipeline, it would negatively impact the value of our business, results of operations and financial condition.

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

From time to time, we have informal dispute resolution discussions with third parties regarding the appropriate interpretation of the complex commercial terms contained in our agreements.  For example, in 2015 we filed a lawsuit against Allergan and MAP seeking economic damages related to a dispute over the economic sharing provisions of our license agreement with MAP.  On August 14, 2015, Enzon, Inc. filed a breach of contract complaint claiming damages of $1.5 million plus interest for unpaid licensing fees through the date of the complaint.  After the court granted our motion to dismiss the complaint, Enzon filed an appeal to the court’s dismissal decision.  One or more disputes may arise or escalate in the future regarding our collaboration agreements, transaction documents, or third-party license agreements that may ultimately result in costly litigation and unfavorable interpretation of contract terms, which would have a material adverse effect on our business, financial condition and results of operations.

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

As of March 31, 2016, we had cash and investments in marketable securities valued at approximately $288.3 million.  Also, as of March 31, 2016, we had $258.1 million in debt, including $250.0 million in principal of senior secured notes and $8.1 million of capital lease obligations. While we believe that our cash position will be sufficient to meet our liquidity requirements through at least the next 12 months, our future capital requirements will depend upon numerous unpredictable factors, including:

•

the cost, timing and outcomes of clinical studies and regulatory reviews of our proprietary drug candidates that we have licensed to our collaboration partners —important examples include Amikacin Inhale and CIPRO Inhale licensed to Bayer;

•

the commercial launch and sales levels of products marketed by our collaboration partners for which we are entitled to royalties and sales milestones—importantly, the level of success in marketing and selling MOVANTIK™  by AstraZeneca in the U.S. and ADYNOVATETM by Baxalta globally, as well as MOVENTIG® (the naloxegol brand name in the EU) by ProStrakan in the EU;

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

It is very difficult to estimate the commercial potential of product candidates due to important factors such as safety and efficacy compared to other available treatments, including potential generic drug alternatives with similar efficacy profiles, changing standards of care, third party payer reimbursement standards, patient and physician preferences, drug scheduling status, the availability of competitive alternatives that may emerge either during the long drug development process or after commercial introduction, and the availability of generic versions of our product candidates following approval by regulatory authorities based on the expiration of regulatory exclusivity or our inability to prevent generic versions from coming to market by asserting our patents. If due to one or more of these risks the market potential for a drug candidate is lower than we anticipated, it could significantly and negatively impact the commercial terms of any collaboration partnership potential for such drug candidate or, if we have already entered into a collaboration for such drug candidate, the revenue potential from royalty and milestone payments could be significantly diminished and this would negatively impact our business, financial condition and results of operations.  We also depend on our relationships with other companies for sales and marketing performance and the commercialization of product candidates. Poor performance by these companies, or disputes with these companies, could negatively impact our revenue and financial condition.

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

We or our partners may experience delays in clinical trials of drug candidates. We currently have ongoing clinical studies for NKTR-181 in patients with chronic lower back pain and initiated a Phase 1/2 clinical study for NKTR-214 in December 2015.  In addition, our collaboration partners have several ongoing Phase 3 clinical programs including Baxalta for ADYNOVATETM (previously referred to as BAX 855) in the EU, Bayer for Amikacin Inhale and CIPRO Inhale, and Ophthotech for Fovista®.  These and other clinical studies may not begin on time, enroll a sufficient number of patients or be completed on schedule, if at all. Clinical trials for any of our product candidates could be delayed for a variety of reasons, including:

•	delays in obtaining regulatory authorization to commence a clinical study;
•	delays in reaching agreement with applicable regulatory authorities on a clinical study design;
•	imposition of a clinical hold by the FDA or other health authorities, which may occur at any time including after any inspection of clinical trial operations or trial sites;
•	suspension or termination of a clinical study by us, our partners, the FDA or foreign regulatory authorities due to adverse side effects of a drug on subjects in the trial;
•	delays in recruiting suitable patients to participate in a trial;
•	delays in having patients complete participation in a trial or return for post-treatment follow-up;

•	clinical sites dropping out of a trial to the detriment of enrollment rates;
•	delays in manufacturing and delivery of sufficient supply of clinical trial materials; and
•	changes in regulatory authorities policies or guidance applicable to our drug candidates.

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

From time to time, third parties have asserted, and may in the future assert, that we or our partners infringe their proprietary rights, such as patents and trade secrets, or have otherwise breached our obligations to them. A third party often bases its assertions on a claim that its patents cover our technology platform or drug candidates or that we have misappropriated its confidential or proprietary information. Similar assertions of infringement could be based on future patents that may issue to third parties. In certain of our agreements with our partners, we are obligated to indemnify and hold harmless our collaboration partners from intellectual property infringement, product liability and certain other claims, which could cause us to incur substantial costs and liability if we are called upon to defend ourselves and our partners against any claims. If a third party obtains injunctive or other equitable relief against us or our partners, they could effectively prevent us, or our partners, from developing or commercializing, or deriving revenue from, certain drugs or drug candidates in the U.S. and abroad. Costs associated with litigation, substantial damage claims, indemnification claims or royalties paid for licenses from third parties could have a material adverse effect on our business, financial condition and results of operations.

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

We and our contract manufacturers are required in certain cases to maintain compliance with current good manufacturing practices (cGMP), including cGMP guidelines applicable to active pharmaceutical ingredients, and with laws and regulations governing manufacture and distribution of controlled substances, and are subject to inspections by the FDA, the Drug Enforcement Administration or comparable agencies in other jurisdictions administering such requirements. We anticipate periodic regulatory inspections of our drug manufacturing facilities and the manufacturing facilities of our contract manufacturers for compliance with applicable regulatory requirements. Any failure to follow and document our or our contract manufacturers’ adherence to such cGMP and other laws and governmental regulations or satisfy other manufacturing and product release regulatory requirements may disrupt our ability to meet our manufacturing obligations to our customers, lead to significant delays in the availability of products for commercial use or clinical study, result in the termination or hold on a clinical study or delay or prevent filing or approval of marketing applications for our products. Failure to comply with applicable laws and regulations may also result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delays, suspension or withdrawal of approvals, license revocation, seizures, administrative detention,  or recalls of products, operating restrictions and criminal prosecutions, any of which could harm our business. Regulatory inspections could result in costly manufacturing changes or facility or capital equipment upgrades to satisfy the FDA that our manufacturing and quality control procedures are in substantial compliance with cGMP. Manufacturing delays, for us or our contract manufacturers, pending resolution of regulatory deficiencies or suspensions could have a material adverse effect on our business, results of operations and financial condition.

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

Our revenue is exclusively derived from our collaboration agreements, from which we receive upfront fees, contract research payments, milestone and other contingent payments based on clinical progress, regulatory progress or net sales achievements, royalties and manufacturing revenue. Significant variations in the timing of receipt of cash payments and our recognition of revenue can result from significant payments based on the execution of new collaboration agreements, the timing of clinical outcomes, regulatory approval, commercial launch or the achievement of certain annual sales thresholds. The amount of our revenue derived from collaboration agreements in any given period will depend on a number of unpredictable factors, including our ability to find and maintain suitable collaboration partners, the timing of the negotiation and conclusion of collaboration agreements with such partners, whether and when we or our collaboration partners achieve clinical, regulatory and sales milestones, the timing of regulatory approvals in one or more major markets, reimbursement levels by private and government payers, and the market introduction of new drugs or generic versions of the approved drug, as well as other factors. Our past revenue generated from collaboration agreements is not necessarily indicative of our future revenue. If any of our existing or future collaboration partners fails to develop, obtain regulatory approval for, manufacture or ultimately commercialize any product candidate under our collaboration agreement, our business, financial condition, and results of operations could be materially and adversely affected.

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

To the extent we rely on other pharmaceutical or biotechnology companies with established sales, marketing and distribution systems to market our products, we will need to establish and maintain partnership arrangements, and we may not be able to enter into these arrangements on acceptable terms or at all. To the extent that we enter into co-promotion or other arrangements, any revenue we receive will depend upon the efforts of third parties, which may not be successful and over which we have little or no control—important examples of this risk include MOVANTIK™ partnered with AstraZeneca and ADYNOVATETM (previously referred to as BAX 855) partnered with Baxalta. In the event that we market our products without a partner, we would be required to build a sales and marketing organization and infrastructure, which would require a significant investment, and we may not be successful in building this organization and infrastructure in a timely or efficient manner.

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

For the three months ended March 31, 2016, we reported a net loss of $19.5 million.  If and when we achieve profitability depends upon a number of factors, including the timing and recognition of milestone and other contingent payments and royalties received, the timing of revenue under our collaboration agreements, the amount of investments we make in our proprietary product candidates and the regulatory approval and market success of our product candidates. We may not be able to achieve and sustain profitability.

Other factors that will affect whether we achieve and sustain profitability include our ability, alone or together with our partners, to:

•	develop drugs utilizing our technologies, either independently or in collaboration with other pharmaceutical or biotech companies;
•	effectively estimate and manage clinical development costs, particularly the cost of the clinical studies for NKTR-181 and NKTR-214;
•	receive necessary regulatory and marketing approvals;
•	maintain or expand manufacturing at necessary levels;
•	achieve market acceptance of our partnered products;
•	receive royalties on products that have been approved, marketed or submitted for marketing approval with regulatory authorities; and
•	maintain sufficient funds to finance our activities.

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

Our PEGylation and advanced polymer conjugate chemistry platforms and our partnered and proprietary products and product candidates compete with various pharmaceutical and biotechnology companies. Competitors of our PEGylation and polymer conjugate chemistry technologies include Biogen Inc., Savient Pharmaceuticals, Inc., Dr. Reddy’s Laboratories Ltd., SunBio Corporation, Mountain View Pharmaceuticals, Inc., Novo Nordisk A/S (formerly assets held by Neose Technologies, Inc.), and NOF Corporation. Several other chemical, biotechnology and pharmaceutical companies may also be developing PEGylation technologies or technologies that have similar impact on target drug molecules. Some of these companies license or provide the technology to other companies, while others are developing the technology for internal use.

There are many competitors for our proprietary product candidates currently in development. For Amikacin Inhale, the current standard of care includes several approved intravenous antibiotics for the treatment of either hospital-acquired pneumonia or ventilator-associated pneumonia in patients on mechanical ventilators. For MOVANTIKTM, there are currently several alternative therapies used to address opioid-induced constipation (OIC) and opioid-induced bowel dysfunction (OBD), including Relistor® (methylnaltrexone bromide) Subcutaneous Injection, oral Amitizia (lubiprostone), and oral and rectal over-the-counter laxatives and stool softeners such as docusate sodium, senna and milk of magnesia. In addition, there are a number of companies developing potential products which are in various stages of clinical development and are being evaluated for the treatment of OIC and OBD in different patient populations, including Merck & Co., Inc., Progenics Pharmaceuticals, Inc. in collaboration with Salix Pharmaceuticals, Ltd., Mundipharma Int. Limited, Sucampo Pharmaceuticals, Inc., Develco Pharma GmbH, Alkermes plc, GlaxoSmithKline plc, Theravance, Inc., and Takeda Pharmaceutical Company Limited. For ADYNOVATETM, on June 6, 2014, the FDA approved Biogen Idec’s ELOCTATE™ for the control and prevention of bleeding episodes, perioperative (surgical) management and routine prophylaxis in adults and children with Hemophilia A, and Bayer Healthcare and Novo Nordisk have ongoing Phase 3 clinical development programs for longer acting Factor VIII proteins based on pegylation technology approaches.  For NKTR-181, there are numerous companies developing pain therapies designed to have less abuse potential primarily through formulation technologies and techniques applied to existing pain therapies.  For NKTR-102 there are a number of chemotherapies and cancer therapies approved today and in various stages of clinical development for breast cancer, including, but not limited to: Abraxane® (paclitaxel protein-bound particles for injectable suspension (albumin bound)), Xeloda® (capecitabine), Afinitor® (everolimus), Doxil® (doxorubicin HCl), Ellence® (epirubicin), Gemzar® (gemcitabine), Halaven® (eribulin), Herceptin® (trastuzumab), Hycamtin® (topotecan), Ibrance® (palbociclib), Ixempra® (ixabepilone), Navelbine® (vinolrebine), Iniparib, Paraplatin® (carboplatin), Taxol® (paclitaxel) and Taxotere® (docetaxel). Major pharmaceutical or biotechnology companies with approved drugs or drugs in development for breast cancers include, but are not limited to, Bristol-Meyers Squibb Company, Eli Lilly & Co., Roche, GlaxoSmithKline plc, Johnson and Johnson, Pfizer Inc., Eisai Inc., and Sanofi Aventis S.A.  There are numerous companies engaged in developing immunotherapies to be used alone, or in combination, to treat a wide range of oncology indications targeting both solid and liquid tumors.  In particular, we expect to compete with therapies with tumor infiltrating lymphocytes, or TILS, chimeric antigen receptor-expressing T cells, or CAR-T, cytokine-based therapies, and checkpoint inhibitors.  Potential competitors in the TIL and CAR-T space include Kite Pharma/NCI, Adaptimmune LLC, Celgene Corporation, Juno Therapeutics, and Novartis, Alkermes, Altor, and Armo in the cytokine-based therapies space, and Tesaro, Macrogenics, Merck, BMS, and Roche in the checkpoint inhibitor space.

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

Our business strategy requires us to manage our business to provide for the continued development and potential commercialization of our proprietary and partnered drug candidates. Our strategy also calls for us to undertake increased research and development activities and to manage an increasing number of relationships with partners and other third parties, while simultaneously managing the capital necessary to support this strategy. If we make a decision to bear a majority or all of the clinical development costs of NKTR-102 this will substantially increase our future capital requirements. If we are unable to manage effectively our current operations and any growth we may experience, our business, financial condition and results of operations may be adversely affected. If we are unable to effectively manage our expenses, we may find it necessary to reduce our personnel-related costs through reductions in our workforce, which could harm our operations, employee morale and impair our ability to retain and recruit talent. Furthermore, if adequate funds are not available, we may be required to obtain funds through arrangements with partners or other sources that may require us to relinquish rights to certain of our technologies, products or future economic rights that we would not otherwise relinquish or require us to enter into other financing arrangements on unfavorable terms.

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

Our stock price is volatile. During the three months ended March 31, 2016, based on closing prices on The NASDAQ Global Select Market, the closing price of our common stock ranged from $11.00 to $16.20 per share. We expect our stock price to remain volatile. A variety of factors may have a significant effect on the market price of our common stock, including the risks described in this section titled “Risk Factors” and the following:

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

None, including no purchases of any class of our equity securities by us or any affiliate pursuant to any publicly announced repurchase plan in the three months ended March 31, 2016.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Except as so indicated in Exhibits 32.1 and 101, the following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Documents

10.1(1)	Amended and Restated Compensation Plan for Non-Employee Directors.++

31.1(2)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(2)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

101**

The following materials from Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

++	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2015.
(2)	Filed herewith.
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
Date: May 4, 2016

By:	/s/ JILLIAN B. THOMSEN
Jillian B. Thomsen
Senior Vice President, Finance and Chief Accounting Officer
Date: May 4, 2016

EXHIBIT INDEX

Except as so indicated in Exhibits 32.1 and 101, the following exhibits are filed as part of, or incorporated by reference in, this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Documents

10.1(1)	Amended and Restated Compensation Plan for Non-Employee Directors.++

31.1(2)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(2)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

101**

The following materials from Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

++	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2015.
(2)	Filed herewith.
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