Form 10-Q
period 2016-09-30
NEKTAR THERAPEUTICS
filed 2016-11-04
CIK 906709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 152,835,294 on October 27, 2016.

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

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$63,295	$55,570
Short-term investments	190,216	253,374
Accounts receivable, net	14,249	19,947
Inventory	10,754	11,346
Other current assets	4,008	9,814
Total current assets	282,522	350,051
Property, plant and equipment, net	65,553	71,336
Goodwill	76,501	76,501
Other assets	519	754
Total assets	$425,095	$498,642
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$7,118	$2,363
Accrued compensation	15,733	5,998
Accrued clinical trial expenses	10,946	8,220
Other accrued expenses	6,761	4,156
Interest payable	4,198	4,198
Capital lease obligations, current portion	2,370	4,756
Liability related to refundable upfront payment	12,500	—
Deferred revenue, current portion	14,101	21,428
Other current liabilities	2,578	10,127
Total current liabilities	76,305	61,246
Senior secured notes, net	243,004	241,699
Capital lease obligations, less current portion	2,143	1,073
Liability related to the sale of future royalties, net	108,893	116,029
Deferred revenue, less current portion	57,088	62,426
Other long-term liabilities	5,515	9,740
Total liabilities	492,948	492,213
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares designated, issued or outstanding at September 30, 2016 or December 31, 2015	—	—
Common stock, $0.0001 par value; 300,000 shares authorized; 137,796 shares and 135,289 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	13	13
Capital in excess of par value	1,912,907	1,876,072
Accumulated other comprehensive loss	(1,962)	(2,170)
Accumulated deficit	(1,978,811)	(1,867,486)
Total stockholders’ equity (deficit)	(67,853)	6,429
Total liabilities and stockholders’ equity (deficit)	$425,095	$498,642

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenue:
Product sales	$14,698	$7,240	$41,664	$26,182
Royalty revenue	5,573	187	13,150	1,057
Non-cash royalty revenue related to sale of future royalties	7,692	6,050	22,341	14,752
License, collaboration and other revenue	8,373	46,475	50,829	149,423
Total revenue	36,336	59,952	127,984	191,414
Operating costs and expenses:
Cost of goods sold	7,033	6,760	23,611	25,738
Research and development	51,951	43,229	153,569	135,652
General and administrative	10,253	9,544	31,515	30,031
Total operating costs and expenses	69,237	59,533	208,695	191,421
Income (loss) from operations	(32,901)	419	(80,711)	(7)
Non-operating income (expense):
Interest expense	(5,614)	(4,202)	(16,918)	(12,491)
Non-cash interest expense on liability related to sale of future royalties	(4,902)	(5,226)	(14,929)	(15,428)
Interest income and other income (expense), net	332	898	1,666	1,355
Total non-operating expense, net	(10,184)	(8,530)	(30,181)	(26,564)
Loss before provision for income taxes	(43,085)	(8,111)	(110,892)	(26,571)
Provision for income taxes	139	92	433	469
Net loss	$(43,224)	$(8,203)	$(111,325)	$(27,040)

Basic and diluted net loss per share	$(0.32)	$(0.06)	$(0.82)	$(0.21)
Weighted average shares outstanding used in computing net loss per share	137,094	132,631	136,415	131,882

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Comprehensive loss	$(43,167)	$(8,526)	$(111,117)	$(27,294)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(111,325)	$(27,040)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Non-cash royalty revenue related to sale of future royalties	(22,341)	(14,752)
Non-cash interest expense on liability related to sale of future royalties	14,929	15,428
Stock-based compensation	18,793	14,499
Depreciation and amortization	11,502	9,109
Other non-cash transactions	(2,190)	(1,448)
Changes in operating assets and liabilities:
Accounts receivable, net	5,698	641
Inventory	592	2,600
Other assets	6,041	3,843
Accounts payable	4,799	(525)
Accrued compensation	9,735	7,056
Accrued clinical trial expenses	2,726	3,394
Other accrued expenses	2,386	949
Interest payable	—	(3,750)
Liability related to refundable upfront payment	12,500	—
Deferred revenue	(12,665)	(11,832)
Other liabilities	(5,793)	3,854
Net cash (used in) provided by operating activities	(64,613)	2,026
Cash flows from investing activities:
Purchases of investments	(142,972)	(202,870)
Maturities of investments	201,449	155,683
Sales of investments	4,969	23,778
Release of restricted cash	—	25,000
Purchases of property, plant and equipment	(3,741)	(8,722)
Net cash provided by (used in) investing activities	59,705	(7,131)
Cash flows from financing activities:
Payment of capital lease obligations	(5,376)	(3,798)
Proceeds from shares issued under equity compensation plans	18,041	15,516
Net cash provided by financing activities	12,665	11,718
Effect of exchange rates on cash and cash equivalents	(32)	(159)
Net increase in cash and cash equivalents	7,725	6,454
Cash and cash equivalents at beginning of period	55,570	12,365
Cash and cash equivalents at end of period	$63,295	$18,819
Supplemental disclosure of cash flow information:
Cash paid for interest	$15,513	$16,095
Supplemental schedule of non-cash investing and financing activities:
Accrued debt issuance costs	$-	$8,503

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

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

Our research and development activities have required significant ongoing investment to date and are expected to continue to require significant investment. As a result, we expect to continue to incur substantial losses and negative cash flows from operations in the future. We have financed our operations primarily through cash generated from licensing, collaboration and manufacturing agreements and financing transactions. At September 30, 2016, we had approximately $253.5 million in cash and investments in marketable securities.  Also, as of September 30, 2016, we had $254.5 million in debt, including $250.0 million in principal of senior secured notes and $4.5 million of capital lease obligations, of which $2.4 million is current.

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

Our comprehensive loss consists of our net loss plus our foreign currency translation gains and losses and unrealized holding gains and losses on available-for-sale securities, neither of which were significant during the three and nine months ended September 30, 2016 and 2015.  In addition, there were no significant reclassifications out of accumulated other comprehensive loss to the statements of operations during the three and nine months ended September 30, 2016 and 2015.

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

Significant Concentrations

Our customers are primarily pharmaceutical and biotechnology companies that are located in the U.S. and Europe. Our accounts receivable balance contains billed and unbilled trade receivables from product sales, milestones, other contingent payments and royalties, as well as time and materials based billings from collaborative research and development agreements. When appropriate, we provide for an allowance for doubtful accounts by reserving for specifically identified doubtful accounts. We generally do not require collateral from our customers. We perform a regular review of our customers’ payment histories and associated credit risk. We have not experienced significant credit losses from our accounts receivable and our allowance for doubtful accounts was not significant at either September 30, 2016 or December 31, 2015.

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

License, collaboration and other revenue

The amount of upfront fees and other payments received by us in license and collaboration arrangements that are allocated to continuing performance obligations, such as manufacturing and supply obligations, are deferred and generally recognized ratably over our expected performance period under each respective arrangement. We make our best estimate of the period over which we expect to fulfill our performance obligations, which may include technology transfer assistance, research activities, clinical development activities, and manufacturing activities from research and development through the commercialization of the product. Given the uncertainties of these collaboration arrangements, significant judgment is required to determine the duration of the performance period and this estimate is periodically re-evaluated.

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

Income Taxes

For the three and nine months ended September 30, 2016 and 2015, we recorded an income tax provision for our Nektar India operations at an effective tax rate of approximately 35%. The U.S. federal deferred tax assets generated from our net operating losses have been fully reserved, as we believe it is not more likely than not that the benefit will be realized.

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

Note 2 — Cash and Investments in Marketable Securities

Cash and investments in marketable securities, including cash equivalents, are as follows (in thousands):

	Estimated Fair Value at
	September 30, 2016	December 31, 2015
Cash and cash equivalents	$63,295	$55,570
Short-term investments	190,216	253,374
Total cash and investments in marketable securities	$253,511	$308,944

We invest in liquid, high quality debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in securities with maturities of two years or less and maintain a weighted average maturity of one year or less. As of September 30, 2016 and December 31, 2015, all of our investments had maturities of one year or less.

Gross unrealized gains and losses were not significant at either September 30, 2016 or December 31, 2015. During the three and nine months ended September 30, 2016, we sold available-for-sale securities totaling $5.0 million and gross realized gains and losses on those sales were not significant.  During the three and nine months ended September 30, 2015, we sold available-for-sale securities totaling $18.6 million and $23.8 million, respectively, and gross realized gains and losses on those sales were not significant. The cost of securities sold is based on the specific identification method.

Under the terms of our 7.75% senior secured notes due October 2020, we are required to maintain a minimum cash and investments in marketable securities balance of $60.0 million during the term of the notes.

Our portfolio of cash and investments in marketable securities includes (in thousands):

		Estimated Fair Value at
	Fair Value Hierarchy Level	September 30, 2016	December 31, 2015
Corporate notes and bonds	2	$74,564	$181,969
Corporate commercial paper	2	95,924	61,150
Obligations of U.S. government agencies	2	16,798	7,325
Available-for-sale investments		187,286	250,444
Money market funds	1	62,092	53,728
Certificate of deposit	N/A	2,930	2,930
Cash	N/A	1,203	1,842
Total cash and investments in marketable securities		$253,511	$308,944

Level 1 —	Quoted prices in active markets for identical assets or liabilities.
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

All of our investments are categorized as Level 1 or Level 2, as explained in the table above. We use a market approach to value our Level 2 investments. The disclosed fair value related to our investments is based primarily on the reported fair values in our period-end brokerage statements, which are based on market prices from a variety of industry standard data providers and generally represent quoted prices for similar assets in active markets or have been derived from observable market data. We independently validate these fair values using available market quotes and other information. During the three and nine months ended September 30, 2016 and 2015, there were no transfers between Level 1 and Level 2 of the fair value hierarchy.

Additionally, as of September 30, 2016, based on a discounted cash flow analysis using Level 3 inputs including financial discount rates, we believe the $250.0 million in principal amount of our 7.75% senior secured notes due October 2020 is consistent with its fair value.

Note 3 — Inventory

Inventory consists of the following (in thousands):

	September 30, 2016	December 31, 2015
Raw materials	$2,386	$3,236
Work-in-process	6,695	6,087
Finished goods	1,673	2,023
Total inventory	$10,754	$11,346

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

Note 4 — Liability Related to Sale of Future Royalties

On February 24, 2012, we entered into a Purchase and Sale Agreement (the Purchase and Sale Agreement) with RPI Finance Trust (RPI), an affiliate of Royalty Pharma, pursuant to which we sold, and RPI purchased, our right to receive royalty payments (the Royalty Entitlement) arising from the worldwide net sales, from and after January 1, 2012, of (a) CIMZIA®, under our license, manufacturing and supply agreement with UCB Pharma (UCB), and (b) MIRCERA®, under our license, manufacturing and supply agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (together referred to as Roche). We received aggregate cash proceeds of $124.0 million for the Royalty Entitlement. As part of this sale, we incurred approximately $4.4 million in transaction costs, which will be amortized to interest expense over the estimated life of the Purchase and Sale Agreement.  Although we sold all of our rights to receive royalties from the CIMZIA® and MIRCERA® products, as a result of our ongoing manufacturing and supply obligations related to the generation of these royalties, we will continue to account for these royalties as revenue.  We recorded the $124.0 million in proceeds from this transaction as a liability (Royalty Obligation) that will be amortized using the interest method over the estimated life of the Purchase and Sale Agreement as royalties from the CIMZIA® and MIRCERA® products are remitted directly to RPI. During the nine months ended September 30, 2016 and 2015, we recognized $22.3 million and $14.8 million, respectively, in non-cash royalties from net sales of CIMZIA® and MIRCERA® and we recorded $14.9 million and $15.4 million, respectively, of related non-cash interest expense.

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

On August 14, 2015, Enzon, Inc. filed a breach of contract complaint in the Supreme Court of the State of New York (Court) claiming damages of $1.5 million plus interest for unpaid licensing fees through the date of the complaint. Enzon alleged that we failed to pay a post-patent expiration immunity fee related to one of the licenses. Following a hearing held on December 21, 2015, the Court granted Nektar’s motion to dismiss the Enzon complaint. Enzon filed an appeal to the Court’s dismissal decision. On October 25, 2016 the Supreme Court of the State of New York, Appellate Division, reversed the earlier decision by the Court granting Nektar’s motion to dismiss the Enzon complaint. As a result, the case has been remanded to the Court for further proceedings.

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

To date, we have not incurred costs to defend lawsuits or settle claims related to these indemnification obligations. Because the aggregate amount of any potential indemnification obligation is not a stated amount, the overall maximum amount of any such obligations cannot be reasonably estimated. No liabilities have been recorded for these obligations in our Condensed Consolidated Balance Sheets at either September 30, 2016 or December 31, 2015.

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

In accordance with our collaboration agreements, we recognized license, collaboration and other revenue as follows (in thousands):

		Three months ended September 30,		Nine months ended September 30,
Partner	Drug or Drug Candidate	2016	2015	2016	2015
AstraZeneca AB	MOVANTIKTM and MOVANTIKTM fixed-dose combination program	$3,000	$40,000	$31,000	$130,000
Roche	PEGASYS® and MIRCERA®	1,929	3,212	5,771	9,619
Amgen, Inc.	Neulasta®	1,250	1,250	3,750	3,750
Daiichi Sankyo Europe GmbH	ONZEALDTM (NKTR-102)	216	—	3,474	—
Bayer Healthcare LLC	BAY41-6551 (Amikacin Inhale)	357	357	1,072	1,562
Baxalta Incorporated	ADYNOVATETM	336	409	648	607
Other		1,285	1,247	5,114	3,885
License, collaboration and other revenue		$8,373	$46,475	$50,829	$149,423

As of September 30, 2016, our collaboration agreements with partners included potential future payments for development milestones totaling approximately $147.0 million, including amounts from our agreements with Daiichi, Bayer, Baxalta and Ophthotech described below. In addition, under our collaboration agreements we are entitled to receive contingent development payments and contingent sales milestones and royalty payments, including those related to MOVANTIKTM and the MOVANTIKTM fixed-dose combination drug development programs, as described below.

There have been no material changes to our collaboration agreements in the nine months ended September 30, 2016, except as described below.

Bristol-Myers Squibb:  NKTR-214

On September 21, 2016, we entered into a Clinical Trial Collaboration Agreement (BMS Agreement) with Bristol-Myers Squibb Company, a Delaware corporation (BMS), pursuant to which we and BMS will collaborate to conduct Phase 1/2 clinical trials evaluating our IL-2-based CD122-biased agonist, known as NKTR-214, and BMS’ human monoclonal antibody that binds PD-1, known as Opdivo (nivolumab), as a potential combination treatment regimen in five tumor types and seven potential indications, and such other clinical trials evaluating the combined therapy as may be mutually agreed upon by the parties (each, a “Combination Therapy Trial”).

We will act as the sponsor of each Combination Therapy Trial.  Under the BMS Agreement, BMS will be responsible for 50% of all out-of-pocket costs reasonably incurred in connection with third party contract research organizations, laboratories, clinical sites and institutional review boards. Each party will otherwise be responsible for its own internal costs, including internal personnel costs, incurred in connection with each Combination Therapy Trial. Nektar and BMS will use commercially reasonable efforts to manufacture and supply NKTR-214 and Opdivo (nivolumab), respectively, for each Combination Therapy Trial with each party bearing its own costs related thereto. The parties will form a joint development committee to oversee clinical trial design, regulatory strategy, and other activities necessary to conduct and support the Combination Therapy Trials.

Ownership of, and global commercial rights to, NKTR-214 remain solely with us under the BMS Agreement.  If we wish to license the right to commercialize NKTR-214 in one of certain major market territories prior to September 30, 2018 (Exclusivity Expiration Date), we must first negotiate with BMS, for a period of three months (Negotiation Period), to grant an exclusive license to develop and commercialize NKTR-214 in any of these major market territories. If we do not reach an agreement with BMS for an exclusive license within the Negotiation Period, we will be free to license any right to NKTR-214 to other parties in any territory worldwide except that in the event that we receive a license offer from a third party during a period of 90 calendar days after the end of the Negotiation Period, we will provide BMS ten business days to match the terms of such third-party offer. After the Exclusivity Expiration Date, we are free to license NKTR-214 without any further obligation to BMS. Each party grants to the other party a non-exclusive, worldwide (subject to certain exceptions in the case of the license granted by BMS), non-transferable and royalty-free research and development license to such licensing party’s patent rights, technology and regulatory documentation to use its compound solely to the extent necessary to discharge its obligations under the BMS Agreement with respect to the conduct of the Combination Therapy Trials.

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

Under the terms of the agreement and in consideration for the exclusive commercialization rights in the European Territory, Daiichi paid us a $20.0 million up-front payment in August 2016 and we will be eligible to receive up to an aggregate of $60.0 million in regulatory and commercial milestones, including a $10.0 million payment upon the first commercial sale of ONZEALD™ following conditional marketing approval by the European Commission (EC), a $25.0 million payment upon the first commercial sale following final marketing authorization approval of ONZEALD™ by the EC, and a $25.0 million sales milestone upon Daiichi’s first achievement of a certain specified annual net sales target. We are also eligible to receive a 20% royalty on net sales of ONZEALD™ by Daiichi in all countries in the European Territory except for net sales in Turkey where Nektar is eligible to receive a 15% royalty. The parties will enter into a supply agreement whereby we will be responsible for supplying Daiichi with its requirements for ONZEALD™ on a fully burdened reimbursed cost basis. Daiichi will be responsible for all commercialization activities for ONZEALD™ in the European Territory and will bear all associated costs. In addition, we are responsible for funding and conducting a Phase 3 confirmatory trial in patients with BCBM which we call the ATTAIN study.

Daiichi may terminate the agreement in the event that the EC does not grant conditional marketing approval for ONZEALD™ based on existing clinical data for ONZEALD™ or the conditional marketing approval for ONZEALD™ is not granted prior to a pre-specified future date (Daiichi Pre-Conditional Approval Termination). We may terminate the Agreement in the event that the EC requires changes in the ATTAIN study that materially increase the costs of such trial and Daiichi elects not to reimburse us for such incremental costs (Nektar Pre-Conditional Approval Termination).  In the event of a Daiichi Pre-Conditional Approval Termination or a Nektar Pre-Conditional Approval Termination, we would be obligated to pay Daiichi a $12.5 million termination payment. Following conditional marketing approval of ONZEALD™ by the EC, we would no longer have such termination payment obligation. Each party has certain other termination rights based on the safety or efficacy findings including the outcome of the ATTAIN study and any material uncured breaches of the Agreement.  The $12.5 million contingent termination payment from us to Daiichi is recorded in our liability related to refundable upfront payment balance in our Condensed Consolidated Balance Sheet at September 30, 2016.

We identified our grant of the exclusive license to Daiichi on May 30, 2016 and our ongoing clinical and regulatory development service obligations as the significant, non-contingent deliverables under the agreement and determined that each represents a separate unit of accounting.  We made our best estimate of the selling price for the license grant based on a discounted cash flow analysis of projected ONZEALD™ sales and estimated the selling price for the development services based on our experience with the costs of similar clinical studies and regulatory activities.  Based on these estimates, we allocated the $7.5 million non-refundable portion of the $20.0 million upfront payment from Daiichi to these items based on their relative selling prices.  As a result, we recognized $3.5 million of revenue in the nine months ended September 30, 2016 from this arrangement, primarily related to the delivery of the license.  As of September 30, 2016, we have deferred revenue of approximately $4.0 million related to our development service obligations under this agreement, which we expect to recognize through May 2021, the estimated end of our development obligations.  If and when the remaining $12.5 million portion of the upfront payment becomes non-refundable, we expect to allocate this amount between the license and development service obligation consistent with the estimated selling prices of these deliverables.  The license related amount will be recognized immediately and the development service related amount will be recorded as deferred revenue and recognized ratably over the remaining obligation period.

We determined that the milestones noted above payable to us by Daiichi upon the first commercial sale of ONZEALD™ following conditional marketing approval and following final marketing authorization approval of ONZEALD™ by the EC are substantive milestones that will be recognized if and when achieved.  In addition, we determined that the sales milestone due to us upon Daiichi’s first achievement of a certain specified annual net sales target should be considered a contingent payment and will be recognized if and when achieved.

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

On September 16, 2014, the United States Food and Drug Administration (FDA) approved MOVANTIKTM for the treatment of opioid-induced constipation (OIC) in adult patients with chronic, non-cancer pain.  On December 9, 2014, AstraZeneca announced that MOVENTIG® (the naloxegol brand name in the European Union or EU) had been granted Marketing Authorisation by the European Commission (EC) for the treatment of opioid-induced constipation (OIC) in adult patients who have had an inadequate response to laxative(s).  In March 2015, AstraZeneca announced that MOVANTIK™ launched in the United States which resulted in our receipt of a $100.0 million non-refundable commercial launch payment on March 31, 2015, which was recognized as revenue in March 2015.  In March 2015, we agreed to pay AstraZeneca a total of $10.0 million to fund U.S. television advertising in consideration for certain additional commercial information rights. We recorded this $10.0 million obligation as a liability, made the initial $5.0 million payment to AstraZeneca in July 2015, and the remaining $5.0 million payment in July 2016.  We determined that this $10.0 million obligation should be recorded as a reduction of revenue, which we recorded in the three months ended March 31, 2015. In August 2015, we received and recognized as revenue an additional $40.0 million non-refundable payment triggered by the first commercial sale of MOVENTIG® in Germany.

On March 1, 2016, AstraZeneca announced that it had entered into an agreement with ProStrakan Group plc (ProStrakan), a subsidiary of Kyowa Hakko Kirin Co. Ltd., granting ProStrakan exclusive marketing rights to MOVENTIG® in the EU, Iceland, Liechtenstein, Norway and Switzerland. Under the terms of AstraZeneca’s agreement with ProStrakan, ProStrakan made a $70.0 million upfront payment to AstraZeneca and will make additional payments based on achieving market access milestones, tiered net sales royalties, as well as sales milestones. Under our license agreement with AstraZeneca, AstraZeneca and we will share the upfront payment, market access milestones, royalties and sales milestones from ProStrakan with AstraZeneca receiving 60% and Nektar receiving 40%. This payment sharing arrangement is in lieu of other royalties payable by AstraZeneca to us and a portion of the sales milestones as described below. Our 40% share of royalty payments made by ProStrakan to AstraZeneca will be financially equivalent to us receiving high single-digit to low double-digit royalties dependent on the level of ProStrakan’s net sales. ProStrakan’s MOVENTIG® net sales will be included for purposes of achieving the annual global sales milestones payable to us by AstraZeneca and will also be included for purposes of determining the applicable ex-U.S. royalty rate, from the tier schedule in our AstraZeneca license agreement, that will be applied to ex-U.S. sales outside of the ProStrakan territory. The global sales milestones under our license agreement with AstraZeneca will be reduced in relation to the amount of ProStrakan MOVENTIG® net sales that contribute to any given annual sales milestone target.  As a result, we were entitled to receive 40% (or $28.0 million) of the $70.0 million payment received by AstraZeneca from ProStrakan in March 2016, recognized this amount as revenue in March 2016 and received this $28.0 million in April 2016.  In the three months ended September 30, 2016, we recognized $3.0 million related to our share of an additional sublicense milestone payment made by ProStrakan to AstraZeneca in September 2016.  As of September 30, 2016, we do not have deferred revenue related to our agreement with AstraZeneca.

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

Baxalta Incorporated: Hemophilia

We are a party to an exclusive research, development, license and manufacturing and supply agreement with Baxalta Incorporated (Baxalta) entered into in September 2005 to develop products designed to improve therapies for Hemophilia A patients using our PEGylation technology.  Under the terms of the agreement, we are entitled to research and development funding and are responsible for supplying Baxalta with its requirements for our proprietary materials. Baxalta is responsible for all clinical development, regulatory, and commercialization expenses.

This Hemophilia A program includes ADYNOVATETM, which was approved by the FDA in November 2015 for use in adults and adolescents, aged 12 years and older, who have Hemophilia A, and is now marketed in the U.S.  As a result of the FDA’s approval, we achieved and recognized a $10.0 million development milestone in November 2015, which was received in January 2016. In addition, under the terms of this agreement, we are entitled to a $10.0 million development milestone due upon marketing authorization in the EU, as well as sales milestones upon achievement of annual sales targets and royalties based on annual worldwide net sales of products resulting from this agreement. As of September 30, 2016, we do not have deferred revenue related to this agreement.

Roche: PEGASYS® and MIRCERA®

In February 2012, we entered into a toll-manufacturing agreement with Roche under which we will manufacture the proprietary PEGylation material used by Roche to produce MIRCERA®. Roche entered into the toll-manufacturing agreement with the objective of establishing us as a secondary back-up supply source on a non-exclusive basis.  Under the terms of our toll-manufacturing agreement, Roche paid us an upfront payment of $5.0 million and an additional $22.0 million in performance-based milestone payments upon our achievement of certain manufacturing readiness, validation and production milestones, including the delivery of specified quantities of PEGylation materials, all of which were completed as of January 2013. Roche will also pay us additional consideration for any future orders of the PEGylation materials for MIRCERA® beyond the initial quantities manufactured through January 2013. Roche has the right to terminate the toll-manufacturing agreement due to an uncured material default by us. In addition, in August 2013, we agreed to deliver additional quantities of PEGylation materials used by Roche to produce PEGASYS® and MIRCERA®, all of which were delivered in the last quarter of 2013, for total consideration of $18.6 million.  As of September 30, 2016, we have deferred revenue of approximately $1.9 million related to this agreement, which we expect to recognize through December 2016, the estimated end of our obligations under this agreement.

In February 1997, we entered into a license, manufacturing and supply agreement with Roche, under which we granted Roche a worldwide, exclusive license to certain intellectual property related to our proprietary PEGylation materials used in the manufacture and commercialization of PEGASYS®.  Our performance obligations under this PEGASYS® agreement ended on December 31, 2015.

Amgen, Inc.: Neulasta®

In October 2010, we amended and restated an existing supply and license agreement by entering into a supply, dedicated suite and manufacturing guarantee agreement (the amended and restated agreement) and a license agreement with Amgen Inc. and Amgen Manufacturing, Limited (together referred to as Amgen). Under the terms of the amended and restated agreement, we received a $50.0 million payment in the fourth quarter of 2010 in return for our guaranteeing the supply of certain quantities of our proprietary PEGylation materials to Amgen.  As of September 30, 2016, we have deferred revenue of approximately $20.4 million related to this agreement, which we expect to recognize through October 2020, the estimated end of our obligations under this agreement.

Bayer Healthcare LLC: BAY41-6551 (Amikacin Inhale)

In August 2007, we entered into a co-development, license and co-promotion agreement with Bayer Healthcare LLC (Bayer) to develop a specially-formulated inhaled Amikacin. We are responsible for development and manufacturing and supply of our proprietary nebulizer device included in the Amikacin product.  In April 2013, Bayer initiated a Phase 3 clinical trial in the treatment of intubated and mechanically ventilated patients with Gram-negative pneumonia.  As of September 30, 2016, we have received an upfront payment of $40.0 million (which was paid to us in 2007) and milestone payments totaling $30.0 million (the last of which was paid to us in 2013).  In addition, in June 2013, we made a $10.0 million payment to Bayer for the reimbursement of some of its costs of the Phase 3 clinical trial.

We are entitled to receive a total of up to an additional $50.0 million of development milestones upon achievement of certain development objectives, as well as sales milestones upon achievement of annual sales targets and royalties based on annual worldwide net sales of Amikacin Inhale. As of September 30, 2016, we have deferred revenue of approximately $18.2 million related to this agreement, which we expect to recognize through June 2029, the estimated end of our obligations under this agreement.

Ophthotech Corporation: Fovista®

We are a party to an agreement with Ophthotech Corporation (Ophthotech), dated September 30, 2006, under which Ophthotech received a worldwide, exclusive license to certain of our proprietary PEGylation technology to develop, manufacture and sell Fovista®. Under the terms of our agreement, we are the exclusive supplier of all of Ophthotech’s clinical and commercial requirements for our proprietary PEGylation reagent used in Fovista®, which is currently in Phase 3 clinical development.  On May 19, 2014, Ophthotech entered into a Licensing and Commercialization Agreement with Novartis Pharma AG for Fovista®.  Under our agreement with Ophthotech, in June 2014, we received a $19.8 million payment in connection with this licensing agreement.  As of

September 30, 2016, we have deferred revenue of approximately $17.2 million related to this agreement, which we expect to recognize through March 2029, the estimated end of our obligations under our agreement with Ophthotech.

In addition, we are entitled to up to $9.5 million in additional payments based upon Ophthotech’s potential achievement of certain regulatory and sales milestones, including a $2.5 million milestone due upon acceptance for review of a regulatory approval application in the U.S. or EU. We are also entitled to royalties on net sales of Fovista® that vary based on sales levels, if commercialized.

Other

In addition, as of September 30, 2016, we have a number of collaboration agreements, including with our collaboration partner UCB, under which we are entitled to up to a total of $45.5 million of development milestones upon achievement of certain development objectives, as well as sales milestones upon achievement of annual sales targets and royalties based on net sales of commercialized products, if any. However, given the current phase of development of the potential products under these collaboration agreements, we cannot estimate the probability or timing of achieving these milestones.  As of September 30, 2016, we have deferred revenue of approximately $9.4 million related to these other collaboration agreements, which we expect to recognize through 2020, the estimated end of our obligations under those agreements.

Note 7 — Stock-Based Compensation

Total stock-based compensation expense was recognized in our Condensed Consolidated Statements of Operations as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Cost of goods sold	$396	$274	$1,186	$837
Research and development	3,181	2,208	9,505	6,755
General and administrative	2,589	2,280	8,102	6,907
Total stock-based compensation	$6,166	$4,762	$18,793	$14,499

During the three months ended September 30, 2016 and 2015, we granted options to purchase 657,960 and 483,300 shares, respectively, at a weighted average grant-date fair value of $8.06 per share and $5.86 per share, respectively.  During the three months ended September 30, 2016 and 2015, we granted 56,000 and 120,000 restricted stock unit awards (RSUs), respectively.

During the nine months ended September 30, 2016 and 2015, we granted options to purchase 1,447,250 and 962,310 shares, respectively, at a weighted average grant-date fair value of $7.42 per share and $6.10 per share, respectively.  During the nine months ended September 30, 2016 and 2015, we granted 58,000 and 120,000 RSUs, respectively.

As a result of stock issuances under our equity compensation plans, during the three months ended September 30, 2016 and 2015, we issued 1,193,764 and 1,031,573 shares of our common stock, respectively, and during the nine months ended September 30, 2016 and 2015, we issued 2,507,701 and 2,000,823 shares of our common stock, respectively.

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

During the three and nine months ended September 30, 2016 and 2015, potentially dilutive securities consisted of common shares underlying outstanding stock options and RSUs.  During the three months ended September 30, 2016 and 2015, there were weighted average outstanding stock options and RSUs of 19.1 million and 20.6 million shares, respectively, and during the nine months ended September 30, 2016 and 2015, there were weighted average outstanding stock options and RSUs of 19.4 million and 21.3 million shares, respectively.

Note 9 — Subsequent Event

On October 24, 2016, we completed the issuance and sale of 14,950,000 shares of our common stock, including 1,950,000 shares issued upon the full exercise by the underwriters of an option granted by us to the underwriters, in an underwritten public offering with total proceeds of approximately $189.7 million after deducting the underwriting commissions and discounts of approximately $12.1 million. In addition, we incurred approximately $0.6 million in legal and accounting fees, filing fees, and other costs in connection with this offering.

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

NKTR-181 is a novel mu-opioid analgesic drug candidate for chronic pain conditions and is currently in Phase 3 clinical development.  We enrolled the first patient in the first Phase 3 efficacy study in February 2015 and we recently completed enrollment in the study.  In this study, we are randomizing patients with chronic low back pain in an enriched enrollment randomized withdrawal design which will include a qualifying screening period, an open-label titration period where NKTR-181 is given to all patients, followed by a 12 week double-blind randomized period where subjects will be randomized on a 1:1 basis to receive either NKTR-181 or placebo. On February 29, 2016, we increased the sample size of this trial by approximately 200 patients following a pre-specified sample size assessment by the independent analysis center (IAC) after approximately fifty percent of the initially planned 416 patients completed the study.  The protocol of the NKTR-181 study defined only two possible outcomes for this pre-planned blinded interim sample size assessment:  (1) if the conditional powering at the midpoint of the trial fell between 50-85%, the sample size was to be increased by approximately 200 patients; or (2) if the conditional powering fell below 50%, or above 85%, the sample size was not to be changed.  The IAC’s determination is nondiscretionary and was based upon our determination of pre-defined acceptable power to detect a statistically significant difference between NKTR-181 and placebo based on the primary efficacy endpoint.

NKTR-102 (etirinotecan pegol, also known as ONZEALDTM) is our next-generation topoisomerase I inhibitor proprietary drug candidate.  In 2015, we announced topline data from a Phase 3 clinical study for NKTR-102, which we call the BEACON study (BrEAst Cancer Outcomes with NKTR-102), as a single-agent therapy for women with advanced metastatic breast cancer.  The BEACON study compared NKTR-102 to an active control arm comprised of a single chemotherapy agent of physician’s choice (TPC) in patients who were heavily pre-treated with a median of three prior therapies for metastatic disease.  In a topline analysis of 852 patients from the trial, NKTR-102 provided a 2.1 month improvement in median overall survival over TPC (12.4 months for patients receiving NKTR-102 compared to 10.3 months for patients receiving TPC).  Based on a stratified log-rank analysis, the primary endpoint measuring the hazard ratio  for survival in the NKTR-102 group compared to the active control arm was 0.87 with a p-value of 0.08, which did not achieve statistical significance.  Secondary endpoints in the BEACON study included objective response rate and progression-free survival, which did not achieve statistical significance in the study.  We also announced that we observed a significant overall survival benefit in two pre-specified subgroups—patients with a history of brain metastases and patients with baseline liver metastases at study entry.

We have explored future regulatory and development paths forward for ONZEALDTM with the EU and U.S. health authorities.  In Europe, we met with the National Authorities in Sweden and the United Kingdom, as well as the European Medicines Agency (EMA) to discuss the BEACON data.  On May 26, 2016, the Committee for Medicinal Products for Human Use granted an accelerated assessment procedure for the ONZEALDTM marketing authorization application (MAA) which provides for an accelerated review timeline. In June 2016, we filed an MAA for conditional approval of ONZEALDTM for adult patients with advanced breast cancer who have brain metastases.  On July 14, 2016, we received a letter from the EMA notifying us that the ONZEALDTM MAA successfully passed validation to be accepted for review.  As contemplated by our recently announced European commercialization collaboration with Daiichi and in connection with our MAA filing for ONZEALDTM, before the end of 2016 we plan to initiate a randomized Phase 3 confirmatory study to evaluate ONZEALDTM as compared to a single-agent chemotherapy of physician's choice in approximately 350 adult patients with advanced breast cancer who have brain metastases, which we call the ATTAIN study.  The primary endpoint of the ATTAIN study will be overall survival (OS) and the ATTAIN study will include a pre-specified interim analysis for OS which is to be conducted after 130 events have occurred in the study.  In addition, based on our meetings with the FDA’s Oncology Division, the FDA staff has indicated that positive results from the ATTAIN study could also support a New Drug Application (NDA) filing in the U.S. where Nektar has retained all rights to ONZEALDTM.

We are currently conducting a Phase 1/2 clinical study for NKTR-214, which is our engineered immunostimulatory CD122-biased cytokine designed to preferentially activate the beta and gamma sub-units of the IL-2 receptor with the objective to induce proliferation and accumulation of tumor-killing lymphocyte cells within the body (CD8-positive effector T cells and natural killer T cells) with limited activity on regulatory T cells (CD4-positive T cells).  The study is being conducted initially at three primary investigator sites: the University of Texas MD Anderson Cancer Center, Yale Cancer Center and the Providence Cancer Center in Portland, Oregon.  The dose-escalation stage of the Phase 1/2 study is designed to evaluate safety and efficacy, and define the recommended Phase 2 dose of NKTR-214 in patients with solid tumors. The study will assess the safety profile of NKTR-214, the immunologic effect of NKTR-214 on tumor-infiltrating lymphocytes and other immune activation markers in both blood and tumor tissue, the pharmacokinetic/pharmacodynamic profile as well as preliminary anti-tumor activity based on objective response rate.

We plan to study NKTR-214 in combination with a number of therapeutic approaches where we believe there is a strong biologic rationale for complimentary mechanisms of action.  On September 21, 2016, we entered into a Clinical Trial Collaboration Agreement (BMS Agreement) with BMS, pursuant to which we and BMS will collaborate to conduct Phase 1/2 clinical trials evaluating NKTR-214 and BMS’ human monoclonal antibody that binds PD-1, known as Opdivo (nivolumab), as a potential combination treatment regimen in five tumor types and seven potential indications, and such other clinical trials evaluating the combined therapy as may be mutually agreed upon by the parties (each, a Combination Therapy Trial). Under the BMS Agreement, BMS will be responsible for 50% of all out-of-pocket costs incurred in connection with the Combination Therapy Trials.  In addition to the clinical trials in collaboration with BMS, we also plan to initiate a broad clinical development program, both on our own or in collaboration with other potential partners, to explore the potential of combining NKTR-214 with therapies such as cancer vaccines, adoptive cell therapy, small molecules, and other biological agents in order to generate novel immune-oncology approaches.  We will also explore potential monotherapy approaches for NKTR-214.

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

Key Developments and Trends in Liquidity and Capital Resources

As of September 30, 2016, we estimated that we had at least twelve months of working capital to fund our current business plans. At September 30, 2016, we had approximately $253.5 million in cash and investments in marketable securities.  Also, as of September 30, 2016, we had $254.5 million in debt, including $250.0 million in principal of senior secured notes and $4.5 million of capital lease obligations.  On October 24, 2016, we completed a public offering of common stock with net proceeds of approximately $189.1 million.

Results of Operations

Three and Nine Months Ended September 30, 2016 and 2015

Revenue (in thousands, except percentages)

	Three months ended September 30,		Increase/ (Decrease) 2016 vs. 2015	Percentage Increase/ (Decrease) 2016 vs. 2015
	2016	2015
Product sales	$14,698	$7,240	$7,458	>100%
Royalty revenue	5,573	187	5,386	>100%
Non-cash royalty revenue related to sale of future royalties	7,692	6,050	1,642	27%
License, collaboration and other revenue	8,373	46,475	(38,102)	(82)%
Total revenue	$36,336	$59,952	$(23,616)	(39)%

	Nine months ended September 30,		Increase/ (Decrease) 2016 vs. 2015	Percentage Increase/ (Decrease) 2016 vs. 2015
	2016	2015
Product sales	$41,664	$26,182	$15,482	59%
Royalty revenue	13,150	1,057	12,093	>100%
Non-cash royalty revenue related to sale of future royalties	22,341	14,752	7,589	51%
License, collaboration and other revenue	50,829	149,423	(98,594)	(66)%
Total revenue	$127,984	$191,414	$(63,430)	(33)%

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

Product sales increased for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015 primarily due to increased product demand from one of our collaboration partners. For the same reason, we expect product sales for the full year of 2016 will increase as compared to 2015.

Royalty revenue and non-cash royalty revenue related to sale of future royalties

We receive royalty revenue from certain of our collaboration partners based on their net sales of commercial products. Royalty revenue received in cash increased for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015 primarily due to the launch of commercial sales by AstraZeneca of MOVANTIKTM in the U.S. in March 2015 and MOVENTIG® in the EU in August 2015 and the launch of ADYNOVATETM by Baxalta in the U.S. in November 2015. We expect royalty revenue for the full year of 2016 will increase as compared to 2015 due to royalties we expect to receive from MOVANTIKTM, MOVENTIG® and ADYNOVATETM.

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

License, collaboration and other revenue decreased for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily due to the recognition of the $40.0 million milestone payment received in August 2015 as a result of the EU commercial launch of MOVENTIG®. License, collaboration and other revenue decreased for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily as a result of the recognition in March 2015 of the $100.0 million milestone payment received from AstraZeneca as a result of the U.S. commercial launch of MOVANTIKTM and the $40.0 million milestone payment received in August 2015 partially offset by the recognition of $28.0 million in March 2016 for our 40% share of the $70.0 million sublicense payment received by AstraZeneca from ProStrakan. In addition, in March 2015, we agreed to pay AstraZeneca $10.0 million, including $5.0 million paid in July 2015 and $5.0 million paid in July 2016, to fund U.S. television advertising in consideration for certain additional commercial information rights.  We determined that this $10.0 million obligation should be recorded as a reduction of revenue, which we recorded in the three months ended March 31, 2015.

We expect our license, collaboration and other revenue for the full year of 2016 will decrease significantly as compared to 2015 primarily due to the recognition in 2015 of the significant non-recurring payments resulting from AstraZeneca’s commercial launches of MOVANTIKTM and MOVENTIG®.

Cost of Goods Sold and Product Gross Margin (in thousands, except percentages)

	Three months ended September 30,		Increase/ (Decrease) 2016 vs. 2015	Percentage Increase/ (Decrease) 2016 vs. 2015
	2016	2015
Cost of goods sold	$7,033	$6,760	$273	4%
Product gross profit	7,665	480	$7,185	>100%
Product gross margin	52%	7%

	Nine months ended September 30,		Increase/ (Decrease) 2016 vs. 2015	Percentage Increase/ (Decrease) 2016 vs. 2015
	2016	2015
Cost of goods sold	$23,611	$25,738	$(2,127)	(8)%
Product gross profit	18,053	444	$17,609	>100%
Product gross margin	43%	2%

Cost of goods sold during the three months ended September 30, 2016 increased marginally compared to the three months ended September 30, 2015.  Cost of goods sold decreased during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to the mix of product sales, which resulted in decreases to cost of goods sold even though product sales increased during the same period.

The improvement in product gross profit and product gross margin during the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015 is primarily due to a more favorable product mix in 2016 compared to 2015.  In particular, the increased demand from our collaboration partners in 2016 results in product sales where we have a relatively higher gross margin.  This increased margin is partially offset by a manufacturing arrangement with another partner that includes a fixed price which is less than the fully burdened manufacturing cost for the reagent in 2016 and 2015 and we expect this situation to continue with this partner in future years.  There were fewer shipments to this partner relative to shipments to other customers during the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015. In addition to product sales from reagent materials supplied to the partner where our sales are less than our fully burdened manufacturing cost, we also receive royalty revenue from this collaboration. In the three and nine months ended September 30, 2016 and 2015, the royalty revenue from this collaboration exceeded the related negative gross profit.

We expect product gross margin to continue to fluctuate in future periods depending on the level and mix of manufacturing orders from our customers due to the predominantly fixed cost base associated with our manufacturing activities. We expect product gross margin for the full year of 2016 to be substantially similar to the nine months ended September 30, 2016, as a result of anticipated collaboration partner demand and product mix.

Research and Development Expense (in thousands, except percentages)

	Three months ended September 30,		Increase/ (Decrease) 2016 vs. 2015	Percentage Increase/ (Decrease) 2016 vs. 2015
	2016	2015
Research and development expense	$51,951	$43,229	$8,722	20%

	Nine months ended September 30,		Increase/ (Decrease) 2016 vs. 2015	Percentage Increase/ (Decrease) 2016 vs. 2015
	2016	2015
Research and development expense	$153,569	$135,652	$17,917	13%

Research and development expense consists primarily of clinical study costs, direct costs of outside research, materials, supplies, licenses and fees as well as personnel costs (including salaries, benefits, and stock-based compensation). Research and development expense also includes certain overhead allocations consisting of support and facilities-related costs.

Research and development expense increased during the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015 primarily due to costs incurred in our Phase 3 clinical program for NKTR-181 and our NKTR-214 Phase 1/2 clinical study.  We expect research and development expense in the full year of 2016 to increase as compared to 2015.

Other than as described in the Overview section above, there have been no material changes to the status of clinical programs in the nine months ended September 30, 2016 from the activities discussed in our Annual Report on Form 10-K for the year ended December 31, 2015 on file with the Securities and Exchange Commission.

General and Administrative Expense (in thousands, except percentages)

	Three months ended September 30,		Increase/ (Decrease) 2016 vs. 2015	Percentage Increase/ (Decrease) 2016 vs. 2015
	2016	2015
General and administrative expense	$10,253	$9,544	709	7%

	Nine months ended September 30,		Increase/ (Decrease) 2016 vs. 2015	Percentage Increase/ (Decrease) 2016 vs. 2015
	2016	2015
General and administrative expense	$31,515	$30,031	1,484	5%

General and administrative expense includes the cost of administrative staffing, business development, marketing, finance, and legal activities.  General and administrative expense during the three and nine months ended September 30, 2016 increased marginally compared with the three and nine months ended September 30, 2015.  We expect general and administrative expenses in the full year of 2016 to be consistent with 2015.

Interest Expense (in thousands, except percentages)

	Three months ended September 30,		Increase/ (Decrease) 2016 vs. 2015	Percentage Increase/ (Decrease) 2016 vs. 2015
	2016	2015
Interest expense	$5,614	$4,202	$1,412	34%
Non-cash interest expense on liability related to sale of future royalties	4,902	5,226	(324)	(6)%

	Nine months ended September 30,		Increase/ (Decrease) 2016 vs. 2015	Percentage Increase/ (Decrease) 2016 vs. 2015
	2016	2015
Interest expense	$16,918	$12,491	$4,427	35%
Non-cash interest expense on liability related to sale of future royalties	14,929	15,428	(499)	(3)%

Interest expense for the three and nine months ended September 30, 2016 increased as compared to the three and nine months ended September 30, 2015 primarily as a result of our secured notes transaction completed in October 2015. In October 2015, we issued $250.0 million in aggregate principal amount of 7.75% senior secured notes due October 2020 and used a portion of the proceeds from these notes to redeem the $125.0 million in aggregate principal amount of 12% senior secured notes due July 2017.  Interest on the 7.75% senior secured notes is calculated based on actual days outstanding over a 360 day year.  We expect interest expense during the full year of 2016 to increase compared to 2015 as a result of the year over year increase to the principal balance of our outstanding secured notes, partially offset by the reduction in the secured note interest rate from 12% to 7.75%.

Non-cash interest expense on the liability related to sale of future royalties for the three and nine months ended September 30, 2016 decreased marginally compared with the three and nine months ended September 30, 2015.  In February 2012, we sold all of our rights to receive future royalty payments on CIMZIA® and MIRCERA® in exchange for $124.0 million. As described in Note 4 to our Condensed Consolidated Financial Statements, this royalty sale transaction has been recorded as a liability that amortizes over the estimated royalty payment period as CIMZIA® and MIRCERA® royalties are remitted directly to the purchaser. We impute interest on the transaction and record interest expense at the effective interest rate, which we currently estimate to be approximately 17%. There are a number of factors that could materially affect the estimated interest rate, in particular, the amount and timing of royalty payments from future net sales of CIMZIA® and MIRCERA®, and we assess this estimate on a periodic basis. As a result, future interest rates could differ significantly and any such change in interest rate will be adjusted prospectively. Unless we adjust our estimated interest rate, we expect non-cash interest expense on the liability related to sale of future royalties for the full year of 2016 to decrease marginally compared to 2015 as a result of the decreasing royalty liability balance.

Liquidity and Capital Resources

We have financed our operations primarily through revenue from product sales, royalties and research and development contracts, as well as public offering and private placements of debt and equity securities. At September 30, 2016, we had approximately $253.5 million in cash and investments in marketable securities.  Also, as of September 30, 2016, we had $254.5 million in debt, including $250.0 million in principal of senior secured notes and $4.5 million of capital lease obligations.  As described in Note 9 to our Condensed Consolidated Financial Statements, on October 24, 2016, we completed a public offering of common stock with net proceeds of approximately $189.1 million.

As of September 30, 2016, we estimated that we had at least twelve months of working capital to fund our current business plans. We expect the clinical development of our proprietary drug candidates including NKTR-181, Amikacin Inhale, NKTR-102 (also known as ONZEALDTM), NKTR-214, and NKTR-358, will require significant investment in order to continue to advance in clinical development with the objective of entering into a collaboration partnership or obtaining regulatory approval. However, we have no credit facility or any other sources of committed capital. In the past we have received a number of significant payments from collaboration agreements and other significant transactions.  In the future, we expect to continue to receive increasing royalties from commercial sales of products such as MOVANTIKTM, MOVENTIG® and ADYNOVATETM as they continue to increase sales after their recent product launches and potential substantial payments from future collaboration transactions if drug candidates in our pipeline achieve positive clinical or regulatory outcomes. Our current business plan is also subject to significant uncertainties and risks as a result of, among other factors, the sales levels of products for which we are entitled to royalties such as MOVANTIKTM, MOVENTIG® and ADYNOVATETM, clinical program outcomes, whether, when and on what terms we are able to enter into new collaboration transactions, expenses being higher than anticipated, unplanned expenses, cash receipts being lower than anticipated, and the need to satisfy contingent liabilities, including litigation matters and indemnification obligations.

The availability and terms of various financing alternatives substantially depend on many factors including the success or failure of drug development programs in our pipeline, including NKTR-181, Amikacin Inhale, CIPRO DPI, Fovista, NKTR-102 (also known as ONZEALDTM), NKTR-214 and NKTR-358, as well as other early stage development programs. The availability and terms of financing alternatives and any future significant payments from existing or new collaborations depend on the positive outcome of ongoing or planned clinical studies, whether we or our partners are successful in obtaining regulatory authority approvals in major markets, and if approved, the commercial success of these drugs, as well as general capital market conditions.  We will pursue various financing alternatives as needed to continue to fund our research and development activities and to fund the expansion of our business as appropriate.

Due to the potential for adverse developments in the credit markets in 2016 and thereafter, we may experience reduced liquidity with respect to some of our investments in marketable securities. These investments are generally held to maturity, which, in accordance with our investment policy, is less than two years. However, if the need arises to liquidate such securities before maturity, we may experience losses on liquidation. At September 30, 2016, the average time to maturity of the investments held in our portfolio was approximately four months and the maturity of any single investment did not exceed one year. To date we have not experienced any liquidity issues with respect to these securities, but if such issues arise, we may be required to hold some, or all, of these securities until maturity. We believe that, even allowing for potential liquidity issues with respect to these securities, our remaining cash and investments in marketable securities will be sufficient to meet our anticipated cash needs for at least the next twelve months.

Cash flows from operating activities

Cash flows used in operating activities for the nine months ended September 30, 2016 totaled $64.6 million, which includes $107.9 million of net operating cash uses as well as $14.7 million for interest payments on our senior secured notes, partially offset by the receipt of a $28.0 million payment in April 2016 from AstraZeneca related to its sub-license to ProStrakan, the receipt of a $20.0 million upfront payment in August 2016 from Daiichi Sankyo related to our NKTR-102 collaboration arrangement in Europe, as well as the receipt of a $10.0 million milestone in January 2016 from our Baxalta collaboration agreement, which was recorded in accounts receivable in our Condensed Consolidated Balance Sheet at December 31, 2015.  We expect that cash flows used in operating activities, excluding upfront, milestone and other contingent payments received, if any, will decrease in the full year of 2016 compared to 2015 primarily as a result of increased cash receipts from product sales and royalties.

Cash flows provided by operating activities for the nine months ended September 30, 2015 totaled $2.0 million, which includes the receipt of $142.0 million for milestones from collaboration agreements, including the $100.0 million payment received as a result of the US launch of MOVANTIKTM and the $40.0 million payment received as a result of the EU launch of MOVENTIG®, partially offset by $125.0 million of net operating cash uses as well as $15.0 million for interest payments on our senior secured notes.

Cash flows from investing activities

We paid $3.7 million and $8.7 million to purchase property, plant and equipment in the nine months ended September 30, 2016 and 2015, respectively. We expect our capital expenditures in the full year of 2016 to decrease marginally compared to 2015.

Restricted cash of $25.0 million was required to be maintained in a separate account until July 1, 2015 under the terms of our 12% senior secured notes due July 2017. This restriction expired on July 1, 2015 and the restricted funds were returned to us.

Cash flows from financing activities

We received proceeds from issuance of common stock related to our employee option and stock purchase plans of $18.0 million and $15.5 million in the nine months ended September 30, 2016 and 2015, respectively.

Contractual Obligations

There were no material changes during the nine months ended September 30, 2016 to the summary of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2015 on file with the Securities and Exchange Commission.

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

Our market risks at September 30, 2016 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015 on file with the Securities and Exchange Commission.

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

Changes in Internal Control Over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. However, there was no change in our internal control over financial reporting that occurred in the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a party to numerous significant collaboration agreements and other strategic transaction agreements (e.g., financings and asset divestitures) that contain complex representations and warranties, covenants and indemnification obligations.  If we are found to have materially breached such agreements, it could subject us to substantial liabilities and harm our financial condition.

From time to time, we are involved in litigation matters involving the interpretation and application of complex terms and conditions of our agreements.  For example, in February 2015 we filed a claim against Allergan and MAP seeking monetary damages related to a dispute over the economic sharing provisions of our collaboration agreement with MAP.  On August 14, 2015, Enzon, Inc. filed a breach of contract claim for alleged unpaid licensing fees.  In 2013, we settled a breach of contract litigation matter with the Research Foundation of the State University of New York (SUNY) pursuant to which we paid an aggregate of $12.0 million.  One or more disputes may arise or escalate in the future regarding our collaboration agreements, transaction documents, or third-party license agreements that may ultimately result in costly litigation and unfavorable interpretation of contract terms, which would have a material adverse effect on our business, financial condition and results of operations.

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

As of September 30, 2016, we had cash and investments in marketable securities valued at approximately $253.5 million.  Also, as of September 30, 2016, we had $254.5 million in debt, including $250.0 million in principal of senior secured notes and $4.5 million of capital lease obligations. On October 24, 2016, we completed the issuance and sale of 14,950,000 shares of our common stock, including 1,950,000 shares issued upon the full exercise by the underwriters of an option granted by us to the underwriters, in an underwritten public offering with total proceeds of approximately $189.7 million after deducting the underwriting commissions and discounts of approximately $12.1 million. In addition, we incurred approximately $0.6 million in legal and accounting fees, filing fees, and other costs in connection with this offering. While we believe that our cash position will be sufficient to meet our liquidity requirements through at least the next 12 months, our future capital requirements will depend upon numerous unpredictable factors, including:

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

We are involved in legal proceedings related to the intellectual property claims and may incur substantial litigation costs and liabilities that will adversely affect our business, financial condition and results of operations.

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

For the nine months ended September 30, 2016, we reported a net loss of $111.3 million.  If and when we achieve profitability depends upon a number of factors, including the timing and recognition of milestone and other contingent payments and royalties received, the timing of revenue under our collaboration agreements, the amount of investments we make in our proprietary product candidates and the regulatory approval and market success of our product candidates. We may not be able to achieve and sustain profitability.

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

Our stock price is volatile. During the three months ended September 30, 2016, based on closing prices on The NASDAQ Global Select Market, the closing price of our common stock ranged from $14.09 to $19.68 per share. We expect our stock price to remain volatile. A variety of factors may have a significant effect on the market price of our common stock, including the risks described in this section titled “Risk Factors” and the following:

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

None, including no purchases of any class of our equity securities by us or any affiliate pursuant to any publicly announced repurchase plan in the three months ended September 30, 2016.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Except as so indicated in Exhibits 32.1 and 101, the following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Documents

10.1(1)	Clinical Trial Collaboration Agreement dated as of September 21, 2016, by and between Bristol-Myers Squibb Company and Nektar Therapeutics.+

31.1(1)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(1)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

101**

The following materials from Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

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
Date: November 3, 2016

By:	/s/ JILLIAN B. THOMSEN
Jillian B. Thomsen
Senior Vice President, Finance and Chief Accounting Officer
Date: November 3, 2016

EXHIBIT INDEX

Except as so indicated in Exhibits 32.1 and 101, the following exhibits are filed as part of, or incorporated by reference in, this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Documents

10.1(1)	Clinical Trial Collaboration Agreement dated as of September 21, 2016, by and between Bristol-Myers Squibb Company and Nektar Therapeutics.+

31.1(1)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(1)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

101**

The following materials from Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

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