Form 10-K
period 2016-12-31
NEKTAR THERAPEUTICS
filed 2017-03-01
CIK 906709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒

The approximate aggregate market value of voting stock held by non-affiliates of the registrant, based upon the last sale price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2016, as reported on the NASDAQ Global Select Market, was approximately $1,935,384,918. This calculation excludes approximately 595,115 shares held by directors and executive officers of the registrant. Exclusion of these shares does not constitute a determination that each such person is an affiliate of the registrant.

As of February 24, 2017, the number of outstanding shares of the registrant’s common stock was 153,831,047.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive Proxy Statement to be filed for its 2017 Annual Meeting of Stockholders are incorporated by reference into Part III hereof. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

NEKTAR THERAPEUTICS

2016 ANNUAL REPORT ON FORM 10-K

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

Nektar Therapeutics is a research-based biopharmaceutical company that discovers and develops innovative medicines in areas of high unmet medical need. Our research and development pipeline of new investigational drugs includes treatments for cancer, auto-immune disease and chronic pain. We leverage our proprietary and proven chemistry platform to discover and design new drug candidates. These drug candidates utilize our advanced polymer conjugate technology platforms, which are designed to enable the development of new molecular entities that target known mechanisms of action. We refer to our drug candidates where we retain at least U.S. commercial rights as “proprietary programs” and our other drug candidate programs that we have licensed U.S. and potentially other commercial rights to collaboration partners as “collaboration partner programs.”

Our Proprietary Programs

Immuno-oncology (I-O)

In the area of I-O, we are developing medicines that target biological pathways which stimulate and sustain the body’s immune response in order to fight cancer. We are developing medicines designed to directly or indirectly modulate the activity of key immune cells, such as cytotoxic T cells and Natural Killer (NK) cells, to increase their numbers and improve their function to recognize and attack cancer cells.

NKTR-214, our lead I-O candidate, is a biologic with biased signaling through one of the IL-2 receptor subunits (CD 122) that can stimulate proliferation and growth of tumor-killing immune cells in the tumor micro-environment and increase expression of PD-1 on these immune cells. A Phase 1 trial for NKTR-214 as a single-agent in cancer patients with solid tumors has completed recruitment. Data was presented at the 2016 Society for Immunotherapy of Cancer (SITC) meeting in November 2016 and the ASCO-GU meeting in February 2017.

On September 21, 2016, we entered into a Clinical Trial Collaboration Agreement (BMS Agreement) with Bristol-Myers Squibb Company (BMS), pursuant to which we and BMS are collaborating to conduct Phase 1/2 clinical trials evaluating NKTR-214 and BMS’ human monoclonal antibody that binds PD-1, known as Opdivo® (nivolumab), as a potential combination treatment regimen in five tumor types and eight potential indications, and such other clinical trials evaluating the combined therapy as may be mutually agreed upon by the parties (each, a Combined Therapy Trial). Under the BMS Agreement, BMS will supply nivolumab and be responsible for 50% of all out-of-pocket costs reasonably incurred in connection with the Combined Therapy Trials.

The first stage of the large Phase 1/2 clinical program for NKTR-214 is underway with BMS and is evaluating a potential combination treatment regimen of NKTR-214 with BMS’ PD-1 immune checkpoint inhibitor, Opdivo® in up to 260 patients. This clinical program will explore eight potential indications in five solid tumor types: melanoma, kidney, triple-negative breast cancer, bladder and non-small cell lung cancer.

In addition to the clinical program in collaboration with BMS, we also plan to initiate a broad clinical development program, both on our own or in collaboration with other potential partners, to explore the potential of combining NKTR-214 with therapies such as cancer vaccines, adoptive cell therapy, small molecules, and other biological agents in order to generate novel immune-oncology approaches.

NKTR-262 is a small molecule agonist that targets toll-like receptors (TLRs) found on innate immune cells in the body. NKTR-262 is designed to stimulate the innate immune system and promote maturation and activation of antigen-presenting cells (APC), such as dendritic cells, which are critical to induce the body’s adaptive immunity and create antigen-specific cytotoxic T cells. NKTR-262 is being developed as a single intra-tumoral injection in combination with systemic NKTR-214 in order to induce an abscopal response and achieve the goal of complete tumor regression in cancer patients treated with both therapies. NKTR-262 is currently advancing through preclinical development.

NKTR-255 is a biologic that targets the interleukin-15 pathway in order to activate the body’s innate and adaptive immunity. Signaling of the IL-15 pathway induces the proliferation and growth of CD8 memory T cells so the body’s immune system retains the ability to identify cancer cells if they re-grow in the body. NKTR-255 has also been shown to stimulate NK cell development. NKTR-255 is currently advancing through preclinical development.

Immunology

We are developing a new biologic, NKTR-358, which is designed to correct the underlying immune system imbalance in the body which occurs in patients with auto-immune disease. The breakdown of mechanisms assuring recognition of self and non-self is what underlies all autoimmune diseases. A failure of the body's self-tolerance mechanisms is known to result from pathogenic auto reactive T lymphocytes. By increasing the number of T regulatory cells (which are specific immune cells in the body that modulate the immune system and prevent auto-immune disease by maintaining self-tolerance), these pathogenic auto reactive T cells can be reduced and the proper balance of effector and regulatory T cells can be achieved to restore the body's self-tolerance mechanisms. There is consistent evidence that suboptimal T regulatory cell numbers and their lack of activity play a significant role in a myriad of autoimmune diseases.

NKTR-358 is designed to optimally target the IL-2 receptor complex in order to stimulate proliferation and growth of T regulatory cells. NKTR-358 is being developed as a once or twice monthly self-administered injection for a number of auto-immune diseases. In 2017, clinical trials are planned for NKTR-358 in healthy volunteers and patients with systemic lupus erythematous (SLE) and other indications. We submitted an IND for NKTR-358 with the FDA in February 2017.

Pain - NKTR-181

NKTR-181 is a novel mu-opioid analgesic drug candidate for chronic pain conditions and is currently in Phase 3 clinical development. We enrolled the first patient in the first Phase 3 efficacy study, which we call SUMMIT-07 in February 2015 and we completed enrollment in the study in late 2016. We are now conducting blinded data verification activities and currently plan to un-blind and announce the top-line data from SUMMIT-07 in March 2017. In this study, we randomized patients with chronic low back pain in an enriched enrollment randomized withdrawal design which included a qualifying screening period, an open-label titration period where NKTR-181 is given to all patients, followed by a 12-week double-blind randomized period where subjects were randomized on a 1:1 basis to receive either NKTR-181 or placebo. In 2016, we increased the sample size of this trial by approximately 200 patients following a pre-specified sample size assessment by the independent analysis center (IAC) after approximately fifty percent of the initially planned 416 patients completed the study. In 2013, we conducted a human abuse liability study, or HAL study, for NKTR-181 dose levels that were included in SUMMIT-07. In this study, NKTR-181 had highly statistically significant lower “drug liking” scores and reduced “feeling high” scores as compared to oxycodone at all doses tested (p < 0.0001). In January 2017, we started enrollment in a second HAL study where we are assessing abuse liability of supra-therapeutic doses of NKTR-181 in order to further evaluate NKTR-181 for labeling and scheduling purposes. The Phase 3 program for NKTR-181 is anticipated to also include a Phase 3 efficacy and safety trial in people who are opioid-experienced. If the top-line data from the SUMMIT-07 study is positive, we plan to seek a collaboration partner for this program to support further development investments and commercialize NKTR-181.

Oncology  - ONZEALDTM

ONZEALDTM (also known as NKTR-102, etirinotecan pegol) is our next-generation topoisomerase I inhibitor proprietary drug candidate.  On March 17, 2015, we announced topline data from a Phase 3 clinical study for ONZEALDTM, which we call the BEACON study (BrEAst Cancer Outcomes with NKTR-102), as a single-agent therapy for women with advanced metastatic breast cancer. The BEACON study compared ONZEALDTM to an active control arm comprised of a single chemotherapy agent of physician’s choice (TPC) in patients who were heavily pre-treated with a median of three prior therapies for metastatic disease. In a topline analysis of 852 patients from the trial, ONZEALDTM provided a 2.1 month improvement in median overall survival over TPC (12.4 months for patients receiving ONZEALDTM compared to 10.3 months for patients receiving TPC). Based on a stratified log-rank analysis, the primary endpoint measuring the Hazard Ratio (HR) for survival in the ONZEALDTM group compared to the active control arm was 0.87 with a p-value of 0.08, which did not achieve statistical significance.  Secondary endpoints in the BEACON study included objective response rate and progression-free survival, which did not achieve statistical significance in the study.  We also announced that we observed a significant overall survival benefit in two pre-specified subgroup populations—patients with a history of brain metastases and patients with baseline liver metastases at study entry.

We have explored future regulatory and development paths forward for ONZEALDTM with the EU and U.S. health authorities. In Europe, we met with the National Authorities in Sweden and the United Kingdom, as well as the European Medicines Agency (EMA) to discuss the BEACON data. In June 2016, we filed an MAA for conditional approval of ONZEALDTM for adult patients with advanced breast cancer who have brain metastases. On July 14, 2016, we received a letter from the EMA notifying us that the ONZEALDTM MAA successfully passed validation to be accepted for review. In connection with our commercialization collaboration with Daiichi Sankyo Europe GmbH (Daiichi Europe) and in connection with MAA filing for ONZEALDTM, in the fourth quarter of 2016 we initiated a randomized Phase 3 confirmatory study to evaluate ONZEALDTM as compared to treatment of physician's choice (TPC) in approximately 350 adult patients with advanced breast cancer who have brain metastases, which we call the ATTAIN study. The primary endpoint of the ATTAIN study will be overall survival (OS) and the ATTAIN study will include a pre-specified interim analysis for OS which is to be conducted after 130 events have occurred in the study. In addition, based on our meetings with the FDA’s Oncology Division, the FDA staff has indicated that positive results from the ATTAIN study could potentially support a New Drug Application (NDA) filing in the U.S. where Nektar has retained all rights to ONZEALDTM.

Collaboration Partner Programs

In 2014, we achieved the first approval of one of our proprietary drug candidates, MOVANTIK® (naloxegol), under a global license agreement with AstraZeneca AB (AstraZeneca). MOVANTIK® is an oral peripherally-acting opioid antagonist, for the treatment of opioid-induced constipation, or OIC, a side effect caused by chronic administration of prescription opioid pain medicines. AstraZeneca markets and sells MOVANTIK® in the United States in collaboration with Daiichi Sankyo, Inc. (Daiichi). Kyowa Hakko Kirin Co. Ltd. (Kirin) has exclusive marketing rights to MOVENTIG® (the naloxegol brand name in the EU) in the EU, Iceland, Liechtenstein, Norway and Switzerland.

We have a collaboration with Baxalta Incorporated, (a wholly-owned, indirect subsidiary of Shire plc) to develop and commercialize PEGylated drug candidates with the objective of providing new long-acting therapies for hemophilia patients. Under this collaboration, we worked with Baxalta to develop ADYNOVATE® (previously referred to as BAX 855), an extended half-life recombinant factor VIII (rFVIII) treatment for Hemophilia A based on ADVATE® [Antihemophilic Factor (Recombinant)]. In November 2015, ADYNOVATE® was approved by the U.S. Food and Drug Administration (FDA) for use in adults and adolescents, aged 12 years and older, who have Hemophilia A. Baxalta announced the launch and first shipments of ADYNOVATE® in the U.S. on November 30, 2015. On April 4, 2016, Baxalta announced that the Ministry of Health, Labour and Welfare in Japan approved ADYNOVATE® for patients aged 12 years and older with Hemophilia A. On December 27, 2016, Shire plc announced that the FDA approved ADYNOVATE® for use in surgical settings for both adult and pediatric patients and the FDA also approved ADYNOVATE® for the treatment for Hemophilia A in pediatric patients under 12 years of age. ADYNOVATE® is also under regulatory review in the European Union, Switzerland and Canada.

We also have two significant drug development programs with Bayer Healthcare LLC (Bayer). The first is a collaboration to develop BAY41-6551 (Amikacin Inhale, formerly known as NKTR-061), which is an inhaled solution of amikacin, an aminoglycoside antibiotic. We originally developed the liquid aerosol inhalation platform and the NKTR-061 drug candidate and entered into a collaboration agreement with Bayer to further advance the drug candidate’s development and potential commercialization. Bayer is currently enrolling patients in a Phase 3 clinical study for Amikacin Inhale. Bayer is conducting this study under a Special Protocol Assessment process agreed to with the FDA. The second program is the Cipro DPI (Cipro Dry Powder Inhaler, previously called Cipro Inhale) program with Bayer Schering Pharma AG (Bayer Schering) that we transferred to Novartis as part of the 2008 pulmonary asset divestiture transaction. In August 2012, Bayer Schering initiated a global Phase 3 program called RESPIRE for the Cipro DPI product candidate in patients with non-cystic fibrosis bronchiectasis. In September 2016, Bayer Schering presented data from the first Phase 3 trail (RESPIRE 1) at the 2016 European Respiratory Society Annual Meeting which showed that the study met its co-primary endpoints for the every 14-day dosing arm of Cipro DPI.  The second Phase 3 trial (RESPIRE 2) completed recruitment in September 2016 and Bayer Schering has not yet reported the results from RESPIRE 2.

We have a license, manufacturing and supply agreement with UCB Pharma for dapirolizumab pegol, a monovalent pegylated Fab antibody fragment against the CD40 ligand (CD40L), being developed for the treatment of autoimmune diseases, including systemic lupus erythematosus (SLE) for which the candidate is entering Phase 2 development with UCB partner Biogen. We also have a number of license, manufacturing and supply agreements with other leading biotechnology and pharmaceutical companies, including Amgen Inc., Allergan, Inc., Opthotech Corporation (Fovista), Merck & Co., Inc., Pfizer, Inc. and F. Hoffmann-La Roche Ltd (Roche). A total of ten products using our PEGylation technology have received regulatory approval in the U.S. or EU. There are also a number of other products in clinical development that incorporate our advanced polymer conjugate technologies.

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

Our Technology Platform

As a leader in the polymer conjugation field, we have advanced our technology platform to include new advanced polymer technologies that can be tailored in specific and customized ways with the objective of optimizing and significantly improving the profile of a wide range of molecules including many classes of drugs targeting numerous disease areas. Polymer conjugation or PEGylation has been a highly effective technology platform for the development of therapeutics with significant commercial success, such as Amgen’s Neulasta® (pegfilgrastim) and Roche’s PEGASYS® (PEG-interferon alfa-2a). Nearly all of the PEGylated drugs approved over the last fifteen years were enabled with our PEGylation technology through our collaborations and licensing partnerships with a number of well-known biotechnology and pharmaceutical companies. PEGylation is a versatile technology as a result of polyethylene glycol (PEG) being a water soluble, amphiphilic, non-toxic, non-immunogenic compound that has been shown to safely clear from the body. Its primary use to date has been in currently approved biologic drugs to favorably alter their pharmacokinetic or pharmacodynamic properties. However, in spite of its widespread success in commercial drugs, there are some limitations with the first-generation PEGylation approaches that have been used with biologics. For example, these techniques cannot be used successfully to create small molecule drugs which could potentially benefit from the application of the technology. Other limitations of the early applications of PEGylation technology include sub-optimal bioavailability and bioactivity, and its limited ability to be used to fine-tune properties of the drug, as well as its inability to be used to create oral drugs.

With our expertise and proprietary technology in polymer conjugation, we have created the next generation of PEGylation technology. Our advanced polymer conjugate technology platform is designed to overcome the limitations of the first generation of the technology platform and to allow the platform to be utilized with a broader range of molecules across many therapeutic areas. We have also developed robust manufacturing processes for generating second generation PEGylation reagents that allow us to utilize the full potential of these newer approaches.

Our advanced polymer conjugate technology platforms have the potential to offer one or more of the following benefits:

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

Small Molecule Stable Polymer Conjugates

Our customized approach for small molecule polymer conjugates allows for the fine-tuning of the physicochemical and pharmacological properties of small molecule oral drugs to potentially increase their therapeutic benefit. In addition, this approach can enable oral administration of subcutaneously or intravenously delivered small molecule drugs that have low bioavailability when delivered orally. The benefits of this approach can also include: improved potency, modified biodistribution with enhanced pharmacodynamics, and reduced transport across specific membrane barriers in the body, such as the blood-brain barrier. An example of reducing transport across the blood-brain barrier is MOVANTIK®, an orally-available peripherally-acting opioid antagonist that is approved in the United States and European Union. An additional example of the application of membrane transport, specifically slowing transport across the blood-brain barrier is NKTR-181, an orally-available mu-opioid analgesic molecule that is currently in Phase 3 clinical development.

Small Molecule Pro-Drug Releasable Polymer Conjugates

The pro-drug polymer conjugation approach can be used to optimize the pharmacokinetics and pharmacodynamics of a small molecule drug to substantially increase its efficacy and improve its side effect profile. We are currently using this platform with oncolytics, which typically have sub-optimal half-lives that can limit their therapeutic efficacy. With our releasable polymer conjugate technology platform, we believe that these drugs can be modulated for programmed release within the body, optimized bioactivity and increased sustained exposure of active drug to tumor cells in the body. We are using this approach with our lead oncolytic drug candidate, ONZEALDTM next-generation topoisomerase I-inhibitor currently in Phase 3 clinical development.

Large Molecule Polymer Conjugates (Proteins and Peptides)

Our customized approaches with large molecule polymer conjugates have enabled numerous successful PEGylated biologics on the market today. Based on our knowledge of the technology and biologics, our scientists have designed novel hydrolyzable linkers that in many cases can be used to optimize bioactivity. Through rational drug design, a protein or peptide’s pharmacokinetics and pharmacodynamics can be substantially improved and its half-life can be significantly extended. An example of this is Baxalta’s ADYNOVATE®, a longer-acting (PEGylated) form of a full-length recombinant factor VIII (rFVIII) protein, which was approved by the FDA in November 2015 for use in adults and adolescents, aged 12 years and older, who have Hemophilia A. In December 2016, Shire plc announced the FDA approved ADYNOVATE® for use in surgical settings for both adults and pediatric patients, and that the FDA also approved ADYNOVATE® for the treatment of Hemophilia A in pediatric patients under 12 years of age.

More recently, our scientists have shown that we can also optimize relative receptor binding characteristics of large molecule conjugates.  For instance, the cytokine Interleukin-2 (IL-2) has two different receptor complexes in the body that cause opposing effects on the immune system. We have engineered different novel conjugates of IL-2 with optimized differential receptor binding to the IL-2 receptor categories in the immune system.  By biasing the receptor binding of these molecules in complementary ways, we have made two different drug candidates: NKTR-214, which selectively activates effector T-cells, which kill tumors; and NKTR-358, which selectively activates regulatory T-cells, which can reduce the pathological immune activation that underlies many autoimmune diseases.

Large Molecule Pro-Drug Releasable Polymer Conjugates (Cytokines)

Our customized approaches with large molecule polymer conjugates have expanded to include a new approach with biologics, in particular cytokines, which utilizes the polymer as a means to bias action to a certain receptor or receptor sub-type. In addition, a cytokine’s pharmacokinetics and pharmacodynamics can be substantially improved and its half-life can be significantly extended. An example of this is NKTR-214, which is a CD122-biased immune-stimulatory cytokine with an every two or every three-week dosing schedule.

Antibody Fragment Polymer Conjugates

This approach uses a large molecular weight PEG conjugated to antibody fragments in order to potentially improve their toxicity profile, extend their half-life and allow for ease of synthesis with the antibody. The specially designed PEG replaces the function of the fragment crystallizable (Fc) domain of full length antibodies with a branched architecture PEG with either stable or degradable linkage. This approach can be used to reduce antigenicity, reduce glomerular filtration rate, enhance uptake by inflamed tissues, and retain antigen-binding affinity and recognition. There is currently one approved product on the market that utilizes our technology with an antibody fragment, CIMZIA® (certoluzimab pegol), which was developed by our partner UCB Pharma and is approved for the treatment of Crohn’s Disease, psoriatic arthritis and ankylosing spondylitis in the U.S. and rheumatoid arthritis in the U.S. and EU.

Our Strategy

The key elements of our business strategy are described below:

Advance Our Proprietary Clinical Pipeline of Drug Candidates that Leverage Our Advanced Polymer Conjugate Platform

Our objective is to create value by advancing our lead drug candidates through various stages of clinical development. To support this strategy, we have significantly expanded and added expertise to our internal preclinical, clinical development and regulatory departments. A key component of our development strategy is to potentially reduce the risks and time associated with drug development by capitalizing on the known safety and efficacy of existing drugs and drug candidates as well as established pharmacologic targets and drugs directed to those targets. For many of our novel drug candidates, we may seek to study the drug candidates in indications for which the parent drugs have not been studied or approved. We believe that the improved characteristics of our drug candidates will provide meaningful benefit to patients compared to the existing therapies. In addition, in certain instances we have the opportunity to develop new treatments for patients for which the parent drugs are not currently approved.

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

Continue to Build a Leading Intellectual Property Estate in the Field of Polymer Conjugate Chemistry across Therapeutic Modalities

We are committed to continuing to build on our intellectual property position in the field of polymer conjugate chemistry. To that end, we have a comprehensive patent strategy with the objective of developing a patent estate covering a wide range of novel inventions including among others, polymer materials, conjugates, formulations, synthesis, therapeutic areas, methods of treatment and methods of manufacture.

Nektar Proprietary Programs

The following table summarizes our proprietary drugs and drug candidates that have either received regulatory approval or are being developed by us or in collaboration with other pharmaceutical companies or independent investigators. The table includes the type of molecule or drug, the target indications for the drug candidate, and the status of the clinical development program.

Drug Candidate	Target Indication	Status(1)

ONZEALDTM (next-generation topoisomerase I inhibitor)	Advanced metastatic breast cancer in patients with brain metastases	Phase 3 Confirmatory Trial (Partnered with Daiichi Sankyo Europe)

NKTR-181 (orally-available mu-opioid analgesic molecule)	Moderate to severe chronic pain	Phase 3

NKTR-214 (CD122-biased immune-stimulatory cytokine)	Oncology	Phase 1/2 in eight potential solid tumor indications

NKTR-358	Autoimmune Disease	IND Filed

NKTR-262	Solid Tumors	Research/Preclinical

NKTR-255	Immuno-Oncology	Research/Preclinical

(1)	Status definitions are:

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

Research/Preclinical — a drug candidate is being studied in research by way of in vitro studies and/or animal studies

Overview of Nektar Proprietary Programs

Immuno-Oncology (I/O)

NKTR-214 (cytokine immunostimulatory therapy)

NKTR-214 is a CD122-biased immune-stimulatory cytokine designed for the treatment of solid tumors.  NKTR-214 is designed to preferentially activate the IL-2 beta sub-receptors and gamma sub-units of the IL-2 receptor in order to proliferate tumor-killing T cells within the body (CD8-positive effector T cells and natural killer T cells) without stimulating regulatory T cells (CD4-positive T cells). This receptor selectivity is intended to increase efficacy and improve safety over existing immunostimulatory cytokine drugs.

In June 2015, we and The University of Texas MD Anderson Cancer Center announced a research collaboration that includes a Phase 1/2 clinical study to evaluate NKTR-214 in a variety of tumor types as a monotherapy and in combination with other therapies, including PD-1 pathway inhibitors.  In December 2015, we announced that dosing had commenced in the Phase 1/2 clinical study evaluating the safety, tolerability and efficacy of NKTR-214 in patients with advanced solid tumors, including melanoma, renal cell carcinoma and non-small cell lung cancer. We are currently conducting a Phase 1/2 clinical study for NKTR-214, which is our engineered immunostimulatory CD122-biased cytokine designed to preferentially activate the beta and gamma sub-units of the IL-2 receptor with the objective to induce proliferation and accumulation of tumor-killing lymphocyte cells within the body (CD8-positive effector T cells and natural killer T cells) with limited activity on regulatory T cells (CD4-positive T cells). The study is being conducted initially at three primary investigator sites: the University of Texas MD Anderson Cancer Center, Yale Cancer Center and the Providence Cancer Center in Portland, Oregon.  The dose-escalation stage of the Phase 1/2 study is designed to evaluate safety and efficacy, and define the recommended Phase 2 dose of NKTR-214 in patients with solid tumors. In addition to a determination of the recommended Phase 2 dose, the study will assess the safety profile of NKTR-214, the immunologic effect of NKTR-214 on tumor-infiltrating lymphocytes and other immune activation markers in both blood and tumor tissue, the pharmacokinetic/pharmacodynamic profile as well as preliminary anti-tumor activity based on objective response rate.

We plan to study NKTR-214 in combination with a number of therapeutic approaches where we believe there is a strong biologic rationale for complimentary mechanisms of action. On September 21, 2016, we entered into a Clinical Trial Collaboration Agreement (BMS Agreement) with Bristol-Myers Squibb Company (BMS), pursuant to which we and BMS are collaborating to conduct Phase 1/2 clinical trials evaluating NKTR-214 and BMS’ human monoclonal antibody that binds PD-1, known as Opdivo® (nivolumab), as a potential combination treatment regimen in five tumor types and eight potential indications, and such other clinical trials evaluating the combined therapy as may be mutually agreed upon by the parties (each, a Combined Therapy Trial). The dose escalation stage of the Phase 1/2 program evaluating NKTR-214 in combination with Opdivo®, which we call the PIVOT study is currently enrolling patients at multiple clinical sites.  In the first phase of the PIVOT study, we expect to evaluate the clinical benefit, safety, and tolerability of combining NKTR-214 with Opdivo® in patients. The second phase of the expansion cohorts is expected to evaluate the safety and efficacy of combining NKTR-214 with Opdivo®. Under the BMS Agreement, BMS is responsible for 50% of all out-of-pocket costs reasonably incurred in connection with third party contract research organization, laboratories, clinical sites and institutional review boards.  Each party will otherwise be responsible for its own internal costs, including internal personnel costs, incurred in connection with each Combined Therapy Trial. Nektar and BMS will use commercially reasonable efforts to manufacture and supply its compound for each Combined Therapy Trial and will bear the costs related thereto.

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

NKTR-262

NKTR-262 is a small molecule agonist that targets toll-like receptors (TLRs) found on innate immune cells in the body. NKTR-262 is designed to overcome the body’s dysfunction of antigen-presenting cells (APC), such as dendritic cells, which are critical to induce the body’s adaptive immunity and create antigen-specific cytotoxic T cells. NKTR-262 is being developed as a single intra-tumoral injection to be administered at the start of therapy with NKTR-214 in order to induce an abscopal response and achieve the goal of complete tumor regression in cancer patients treated with both therapies. NKTR-262 is currently advancing through preclinical development with the objective of filing an IND and beginning clinical development.

NKTR-255

NKTR-255 is a memory T cell stimulating cytokine designed to engage the IL-15 pathway to induce long-term T cell activation and improve the quality of T cell memory response to treat cancer. Through optimal engagement of the IL-15Rα/IL-2Rγ receptor complex, NKTR-255 stimulates proliferation and survival of CD8+ T cells, natural killer (NK) cells and enhances formation of long-term immunological memory which may lead to sustained anti-tumor immune response. Native rhIL-15 is rapidly cleared from the body and must be administered frequently and in high doses limiting its utility due to toxicity. NKTR-255 is designed with IL-15 receptor alpha specificity to optimize biological activity and is uniquely engineered to provide optimal exposure and an improved safety profile.

Immunology

NKTR-358 is designed to correct the underlying immune system imbalance in the body which occurs in patients with auto-immune disease. Current systemic treatments for autoimmune disease, including corticosteroids and anti-TNF agents, suppress the immune system broadly and come with severe side effects. NKTR-358 targets the CD25 sub-receptor in the interleukin-2 pathway in order to stimulate proliferation and growth of T regulatory cells, which are specific immune cells in the body that modulate the immune system and prevent auto-immune disease by maintaining self-tolerance. We plan to evaluate NKTR-358 in clinical studies for the treatment of systemic lupus erythematosus and other indications. We filed an IND for Nektar-358 in February 2017.

Pain - NKTR-181 (mu-opioid analgesic molecule for chronic pain)

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

In June 2012, we initiated a Phase 2 clinical study to evaluate the efficacy, safety and tolerability of NKTR-181 in patients with moderate to severe chronic pain from osteoarthritis of the knee. The Phase 2 clinical study utilized a double-blind, placebo-controlled, randomized withdrawal, enriched enrollment study design. The study enrolled 295 opioid-naïve patients with osteoarthritis of the knee who were not getting adequate pain relief from their current non-opioid pain medication. Patients who qualified during the baseline period entered a titration phase, during which they were titrated on NKTR-181 tablets administered orally twice-daily until a dose was reached that provided a reduction of at least 20% in the patient’s pain score as compared to the patient’s own baseline. Patients that achieved this level of analgesia were then randomized on a 1:1 basis to either continue to receive their analgesic dose of NKTR-181 or to receive placebo for up to 25 days. The primary endpoint of the study was the average change in a patient’s pain score from baseline to the end of the double-blind, randomized treatment period.

In the first half of 2013, we conducted a human abuse liability study, or HAL study, for NKTR-181. In this study, NKTR-181 had highly statistically significant lower "drug liking" scores and reduced "feeling high" scores as compared to oxycodone at all doses tested (p < 0.0001). On June 19, 2013, we presented data from the HAL study at the 2013 Annual Meeting of The College on Problems of Drug Dependence in San Diego, California.

On September 26, 2013, we announced results from this Phase 2 efficacy study. Of the 295 patients that entered the study, only 9 patients (representing 3% of the patient population) were unable to achieve meaningful pain relief with NKTR-181. A total of 213 patients achieved an average 40% reduction in pain and entered the randomized phase of the study. NKTR-181 performed as expected as an opioid analgesic throughout the study with patients continuing to show a reduction in pain scores throughout the randomized phase of the study. However, patients who were randomized to placebo did not show the expected increase in pain scores observed in similar enriched enrollment, randomized withdrawal studies. This unusual lack of a placebo rebound caused the Phase 2 study to miss the primary endpoint in the study.

In October 2014, we engaged in an end-of-Phase 2 meeting for NKTR-181 with the FDA, which included discussions of the design of the Phase 3 clinical study program.  We enrolled the first patient in the first Phase 3 efficacy study, which we call SUMMIT-07 in February 2015 and we completed enrollment in the study in the fourth quarter of 2016. In this study, we randomized patients with chronic low back pain in an enriched enrollment randomized withdrawal design which included a qualifying screening period, an open-label titration period where NKTR-181 was given to all patients, followed by a 12-week double-blind randomized period where subjects were randomized on a 1:1 basis to receive either NKTR-181 or placebo. On February 29, 2016, we increased the sample size of this trial by approximately 200 patients following a pre-specified sample size assessment by the independent analysis center (IAC) after approximately fifty percent of the initially planned 416 patients completed the study. The protocol for the NKTR-181 study defined only two possible outcomes for this pre-planned blinded interim sample size assessment: (1) if the conditional powering at the midpoint of the trial fell between 50-85%, the sample size was to be increased by approximately 200 patients; or (2) if the conditional powering fell below 50%, or above 85%, the sample size was not to be changed. The IAC’s determination was nondiscretionary and was based upon our determination of pre-defined acceptable power to detect a statistically significant difference between NKTR-181 and placebo based on the primary efficacy endpoint. In 2013, we conducted a human abuse liability study, or HAL study, for NKTR-181 dose levels that were included in SUMMIT-07. In this study, NKTR-181 had highly statistically significant lower “drug liking” scores and reduced “feeling high” scores as compared to oxycodone at all doses tested (p < 0.0001). In January 2017, we started enrollment in a second HAL study where we are assessing abuse liability of supra-therapeutic doses of NKTR-181 in order to further evaluate NKTR-181 for labeling and scheduling purposes.  The Phase 3 program for NKTR-181 is anticipated to also include a Phase 3 efficacy and safety trial in people who are opioid-experienced.  We are now conducting blinded data verification activities and currently plan to un-blind and announce the top-line data from SUMMIT-07 in March 2017.

According to a 2011 report from the National Academy of Sciences, chronic pain conditions, such as osteoarthritis, back pain and cancer pain, affect at least 100 million adults in the U.S. annually and contribute to over $300 billion a year in lost productivity. Opioids are considered to be the most effective therapeutic option for pain. However, opioids cause significant problems for physicians and patients because of their serious side effects such as respiratory depression and sedation, as well as the risks they pose for addiction, abuse, misuse, and diversion. The FDA has cited prescription opioid analgesics as being at the center of a major public health crisis of addiction, misuse, abuse, overdose and death. According to the American Society of Addiction Medicine 2016 report, there are 1.9 million Americans which have a substance use disorder involving prescription pain relievers. This same report attributes 18,893 overdose deaths in 2015 were related to prescription pain relievers.

Oncology - ONZEALDTM (next generation, long-acting topoisomerase I inhibitor)

ONZEALDTM (previously known as NKTR-102 or etirinotecan pegol) is our next-generation topoisomerase I inhibitor proprietary drug candidate.  In 2015, we announced topline data from a Phase 3 clinical study for ONZEALDTM, which we call the BEACON study (BrEAst Cancer Outcomes with ONZEALDTM), as a single-agent therapy for women with advanced metastatic breast cancer. The BEACON study compared ONZEALDTM to an active control arm comprised of a single chemotherapy agent of physician’s choice (TPC) in patients who were heavily pre-treated with a median of three prior therapies for metastatic disease. In a topline analysis of 852 patients from the trial, ONZEALDTM provided a 2.1 month improvement in median overall survival over TPC (12.4 months for patients receiving ONZEALDTM compared to 10.3 months for patients receiving TPC). Based on a stratified log-rank analysis, the primary endpoint measuring the hazard ratio for survival in the ONZEALDTM group compared to the active control arm was 0.87 with a p-value of 0.08, which did not achieve statistical significance. Secondary endpoints in the BEACON study included objective response rate and progression-free survival, which did not achieve statistical significance in the study.  We also announced that we observed a significant overall survival benefit in two pre-specified subgroups—patients with a history of brain metastases and patients with baseline liver metastases at study entry.

We have explored future regulatory and development paths forward for ONZEALDTM with the EU and U.S. health authorities.  In Europe, we met with the National Authorities in Sweden and the United Kingdom, as well as the European Medicines Agency (EMA) to discuss the BEACON data.  In June 2016, we filed an MAA for conditional approval of ONZEALDTM for adult patients with advanced breast cancer who have brain metastases.  On July 14, 2016, we received a letter from the EMA notifying us that the ONZEALDTM MAA successfully passed validation to be accepted for review.  In 2016 we initiated a randomized Phase 3 confirmatory study to evaluate ONZEALDTM as compared to treatment of physician’s choice (TPC) in approximately 350 adult patients with advanced breast cancer who have brain metastases (ATTAIN Study). The primary endpoint of the ATTAIN Study will be overall survival (OS) and the ATTAIN Study will include a pre-specified interim analysis for OS which is to be conducted after 130 events have occurred in the study. In addition, based on our meetings with the FDA’s Oncology Division, the FDA staff has indicated that positive results from the ATTAIN Study could potentially support a New Drug Application (NDA) filing in the U.S. where Nektar has retained all rights to ONZEALDTM.

According to the American Cancer Society and World Health Organization, more than 1.4 million women worldwide are diagnosed with breast cancer globally every year. The chance of developing invasive breast cancer at some time in a woman’s life is a little less than one in eight (approximately 12%). In 2017, the American Cancer Society estimates there will be 252,710 new cases of invasive breast cancer diagnosed in the U.S. and about 40,610 women will die from breast cancer. Anthracyclines and taxanes are the among the most active and widely used chemotherapeutic agents for breast cancer, but the increased use of these agents at an early stage of disease often renders tumors resistant to these drugs by the time the disease recurs, thereby reducing the number of treatment options for metastatic disease. There are currently no FDA-approved topoisomerase I inhibitors indicated to treat breast cancer.

We have also conducted clinical studies for ONZEALDTM in other solid tumor settings. In 2013, we completed a Phase 2 clinical study for ONZEALDTM in approximately 170 patients with platinum-resistant/refractory ovarian cancer. We also initiated a Phase 2 clinical study of ONZEALDTM monotherapy versus irinotecan in second-line metastatic colorectal cancer patients with the KRAS mutant gene. The Phase 2 clinical study was designed to enroll 174 patients with metastatic colorectal cancer. In February 2014, we decided to close enrollment in this study after 80 patients were randomized due to challenges in recruiting new patients because the comparator arm of this study, single-agent irinotecan, is not the common standard of care for second line metastatic colorectal therapy in the U.S. or EU.

We also conducted a Phase 1 dose-escalation clinical study which enrolled 26 patients to evaluate ONZEALDTM in combination with 5-Fluorouracil (5-FU)/leucovorin in refractory solid tumor cancers. The chemotherapy agent 5-FU is currently used as a part of a combination treatment regimen for colorectal cancer in combination with irinotecan, which is also known as the FOLFIRI regimen.

On January 18, 2014, we presented data from this study at the 2014 Gastrointestinal Cancers Symposium in San Francisco, California.  In addition to the clinical study of ONZEALDTM being conducted by us, we have also provided support for four investigator-initiated Phase 2 studies being conducted for ONZEALDTM. On August 7, 2012, we announced a Phase 2 investigator-initiated clinical study of ONZEALDTM in patients with bevacizumab (Avastin)-resistant high-grade glioma being conducted at the Stanford Cancer Institute. In May 2013, the study completed enrollment of 20 patients with high-grade glioma who had received a median of three prior lines of therapy before enrolling in the study. A separate investigator-initiated clinical study is also being conducted at Stanford to evaluate ONZEALDTM in patients with brain metastasis from primary lung cancer. On February 5, 2013, we announced a Phase 2 investigator-initiated clinical study of ONZEALDTM in patients with metastatic and recurrent non-small cell lung cancer being conducted at the Abramson Cancer Center of the University of Pennsylvania. On October 24, 2013, we announced a Phase 2 investigator-initiated clinical study of ONZEALDTM in patients with relapsed or refractory small-cell lung cancer at the Roswell Park Cancer Institute.

Collaboration Partner Programs

The following table outlines our collaborations with a number of pharmaceutical companies that currently license our intellectual property and, in some cases, purchase our proprietary PEGylation materials for their drug products. A total of ten products using our PEGylation technology have received regulatory approval in the U.S. or Europe. There are also a number of other candidates that have been filed for approval or are in various stages of clinical development. These collaborations generally contain one or more elements including a license to our intellectual property rights and manufacturing and supply agreements under which we may receive manufacturing revenue, milestone payments, and/or royalties on commercial sales of drug products.

Drug	Primary or Target Indications	Drug Marketer/Partner	Status(1)

MOVANTIK® (naloxegol tablets)	Opioid-induced constipation in adult patients with chronic non-cancer pain	AstraZeneca AB	Approved

MOVENTIG® (brand name for MOVANTIK® in Europe)	Opioid-induced constipation in adult patients who have an inadequate response to laxatives	AstraZeneca AB	Approved

ADYNOVATE® (previously referred to as BAX 855, PEGylated rFVIII)	Hemophilia A	Shire plc	Approved in U.S. and filed in European Union

Somavert® (pegvisomant)	Acromegaly	Pfizer Inc.	Approved

Neulasta® (pegfilgrastim)	Neutropenia	Amgen Inc.	Approved
PEG-INTRON® (peginterferon alfa-2b)	Hepatitis-C	Merck (through its acquisition of Schering-Plough Corporation)	Approved

Macugen® (pegaptanib sodium injection)	Age-related macular degeneration	Valeant Pharmaceuticals International, Inc.	Approved

CIMZIA® (certolizumab pegol)	Rheumatoid arthritis	UCB Pharma	Approved *

CIMZIA® (certolizumab pegol)	Crohn’s disease	UCB Pharma	Approved *

CIMZIA® (certolizimab pegol)	Psoriasis/Ankylosing Spondylitis	UCB Pharma	Approved *

MIRCERA® (C.E.R.A.) (Continuous Erythropoietin Receptor Activator)	Anemia associated with chronic kidney disease in patients on dialysis and patients not on dialysis	F. Hoffmann-La Roche Ltd	Approved **
SEMPRANA®	Migraine	Allergan, Inc.	Filed for approval in U.S.

BAY41-6551 (Amikacin Inhale, formerly NKTR-061)	Gram-negative pneumonias	Bayer Healthcare	Phase 3

Fovista®	Neovascular age-related macular degeneration	Ophthotech Corporation	Phase 3

Drug	Primary or Target Indications	Drug Marketer/Partner	Status(1)

Cipro Dry Powder Inhaler (Cipro DPI)	Non-cystic fibrosis bronchiectasis	Bayer Schering Pharma AG	Phase 3***

Dapirolizumab Pegol	Systemic Lupus Erythematosus	UCB Pharma (Biogen)	Phase 2

PEGPH20	Pancreatic, Non-Small Cell Lung Cancer, and other multiple tumor types	Halozyme Therapeutics, Inc.	Phase 1, 2, and 3

Longer-acting blood clotting proteins	Hemophilia	Baxalta	Research/Preclinical

(1)	Status definitions are:

Approved — regulatory approval to market and sell product obtained in one or more of the U.S., EU or other countries.

Filed — an application for approval and marketing has been filed with the applicable government health authority.

Phase 3 or Pivotal — product in large-scale clinical trials conducted to obtain regulatory approval to market and sell the drug

(these trials are typically initiated following encouraging Phase 2 trial results).

Phase 2 — a drug candidate in clinical trials to establish dosing and efficacy in patients.

Phase 1 — a drug candidate in clinical trials, typically in healthy subjects, to test safety.

Research/Preclinical — a drug candidate is being studied in research by way of in vitro studies and/or animal studies

*	In February 2012, we sold our rights to receive royalties on future worldwide net sales of CIMZIA® effective as of January 1, 2012.
**	In February 2012, we sold our rights to receive royalties on future worldwide net sales of MIRCERA® effective as of January 1, 2012 until the agreement with Roche is terminated or expires.
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

Overview of Collaboration Partner Programs

We have a number of product candidates in clinical development and approved products in collaboration with our partners where we invented the drug candidate or where our collaboration partners have licensed our proprietary intellectual property to enable one of their drug candidates.  Our agreements with collaboration partners may involve several elements including a technology license as well as the development, commercialization, and manufacturing and supply obligations. We typically receive consideration from our collaboration partners in the form of upfront payments, or milestone payment and royalties on sales. In certain cases, we also manufacture and supply our proprietary polymer materials to our partners.

MOVANTIK® and MOVANTIK® Fixed-Dose Combination Products (MOVANTIK® previously referred to as naloxegol or NKTR-118 and MOVANTIK® Fixed-Dose Combination Products previously referred to as NKTR-119), License Agreement with AstraZeneca AB

In September 2009, we entered into a global license agreement with AstraZeneca AB (AstraZeneca) pursuant to which we granted AstraZeneca a worldwide, exclusive, perpetual, royalty-bearing license under our patents and other intellectual property to develop, market and sell MOVANTIK® and MOVANTIK® fixed-dose combination products.  MOVANTIK® was developed using our oral small molecule polymer conjugate technology and we advanced this drug through the completion of Phase 2 clinical studies prior to licensing it to AstraZeneca.  MOVANTIK® is an orally-available peripherally-acting mu-opioid antagonist being investigated for the treatment of opioid-induced constipation (OIC), which is a common side effect of prescription opioid medications. Opioids attach to specific proteins called opioid receptors. When the opioids attach to certain opioid receptors in the gastrointestinal tract, constipation may occur. OIC is a result of decreased fluid absorption and lower gastrointestinal motility due to opioid receptor binding in the gastrointestinal tract.

On September 16, 2014, the FDA approved MOVANTIK® as the first once-daily oral peripherally-acting mu-opioid receptor antagonist (PAMORA) medication for the treatment of OIC in adult patients with chronic, non-cancer pain.  On December 9, 2014, the European Commission, or EC, granted Marketing Authorisation to MOVENTIG® (the naloxegol brand name in the European Union) as the first once-daily oral PAMORA to be approved in the EU for the treatment of OIC in adult patients who have had an inadequate response to laxative(s).  The EC’s approval applies to all 28 EU member countries plus Iceland and Norway. AstraZeneca launched the commercial sales of MOVANTIK® in the United States in March 2015 and MOVENTIG® in Germany, the first EU member country, in August 2015. Under the terms of our license agreement with AstraZeneca, AstraZeneca made an initial license payment of $125.0 million to us and has responsibility for all activities and bears all costs associated with research, development and commercialization for MOVANTIK® and MOVANTIK® fixed-dose combination products.  We received milestone payments of $70.0 million and $25.0 million upon the acceptance of regulatory approval applications of MOVANTIK® by the FDA and European Medicines Agency (EMA), respectively, in 2013. We received an additional developmental milestone payment of $35.0 million upon the FDA’s approval of MOVANTIK® in 2014 and a total of $140.0 million upon commercial launches in 2015, including $100.0 million for MOVANTIK® in the U.S. and $40.0 million for MOVENTIG® in Germany. We are also entitled to up to $375.0 million in sales milestones for MOVANTIK® if the program achieves certain annual commercial sales levels.  For the MOVANTIK® fixed-dose combination products, we are also eligible to receive significant development milestones as well as significant sales milestone payments if the program achieves certain annual commercial sales levels. For both MOVANTIK® and the fixed-dose combination products, we are also entitled to significant double-digit royalty payments starting at 20% of net sales in the U.S. and 18% of net sales in the EU and rest of world, varying by country of sale and level of annual net sales. Our right to receive royalties (subject to certain adjustments) in any particular country will expire upon the later of (a) a specified period of time after the first commercial sale of the product in that country or (b) the expiration of patent rights in that particular country. AstraZeneca has agreed to use commercially reasonable efforts to develop one MOVANTIK® fixed-dose combination product and has the right to develop multiple products which combine MOVANTIK® with opioids.

There are a number of patents relevant to MOVANTIK®, some of which are listed in the FDA’s “Orange Book.” The “Orange Book” currently lists six patents for MOVANTIK®. Four patents (i.e., U.S. Patent Nos. 7,056,500, 7,662,365, 7,786,133 and 9,012,469) are “composition of matter patents” - one of which has a patent expiry extending into 2032. In addition, two patents (i.e., U.S. Patent Nos. 8,067,431 and 8,617,530) are directed to methods of treatment.

ADYNOVATE® (previously referred to as BAX 855) and Long-Acting Therapies for Hemophilia A, Agreement with Subsidiaries of Baxalta Incorporated

In September 2005, we entered into an exclusive research, development, license, manufacturing and supply agreement with certain subsidiaries of Baxalta, formerly Baxter before the separation of Baxalta from Baxter in July 2015, to develop products with an extended half-life for the treatment and prophylaxis of Hemophilia A patients using our proprietary PEGylation technology. The first product in this collaboration, ADYNOVATE® (previously referred to as BAX 855), is a longer-acting (PEGylated) form of a full-length recombinant factor VIII (rFVIII) protein. ADYNOVATE® is a full-length PEGylated longer-acting recombinant factor VIII (rFVIII) that was developed to increase the half-life of ADVATE® (Antihemophilic Factor (Recombinant) Plasma/Albumin-Free Method). We are entitled to up to $55.0 million in total development and sales milestone payments, as well as royalties on net sales varying by product and country of sale. The royalties start in the mid-single digits for net sales of ADYNOVATE® up to $1.2 billion and then in the low teens for net sales exceeding $1.2 billion. Our right to receive these royalties in any particular country will expire upon the later of ten years after the first commercial sale of the product in that country or the expiration of patent rights in certain designated countries or in that particular country.

In 2012, Baxalta completed a Phase 1 clinical study for ADYNOVATE® that was a prospective, open-label study assessing the safety, tolerability and pharmacokinetics of ADYNOVATE®  in 19 previously treated patients age 18 years or older with severe Hemophilia A. In January 2013, Baxalta announced the top level results from this Phase 1 clinical study. This study demonstrated that the half-life (measuring the duration of activity of the drug in the body) of ADYNOVATE® was approximately 1.5-fold higher compared to ADVATE®. A longer half-life was achieved in all patients in the study using ADYNOVATE®, no patients developed inhibitors to either base molecule, ADYNOVATE® or PEG, and no patients had allergic reactions. Eleven adverse events were reported in eight patients across both treatment arms, but none was serious, treatment-related or resulted in withdrawal from the study. Baxalta commenced patient enrollment in a Phase 3 clinical study of ADYNOVATE® in the U.S. in February 2013 and completed enrollment in November 2013. The Phase 3 clinical study, a multi-center, open-label study called PROLONG-ATE, enrolled 146 previously treated adult patients with severe Hemophilia A in order to assess the efficacy, safety and pharmacokinetics of ADYNOVATE® for prophylaxis and on-demand treatment of bleeding. In August 2014, Baxalta announced positive top-line results from the PROLONG-ATE clinical study which met the primary endpoint for the control and prevention of bleeding, routine prophylaxis and perioperative management for patients who were 12 years or older. In December 2014, Baxalta announced that it filed a biologic license application with the FDA for ADYNOVATE®. In November 2015, ADYNOVATE® was approved by the FDA for use in adults and adolescents, aged 12 years and older, who have Hemophilia A. On November 30, 2015, Baxalta announced that it had initiated sales of ADYNOVATE® in the U.S.

In December 2015, Baxalta (a wholly owned, indirect subsidiary of Shire plc) announced positive study results from its prospective, uncontrolled, open-label, multi-center Phase 3 clinical study designed to assess the safety and immunogenicity of ADYNOVATE®. The study enrolled 73 previously-treated patients  with severe Hemophilia A younger than 12 years of age and assessed the treatment’s hemostatic efficacy in prophylaxis and treatment of bleeding episodes. All participants received prophylactic ADYNOVATE® treatment (median 1.9 infusions per week) and were followed for six months. ADYNOVATE® met its primary endpoint in the study, as no patients developed inhibitory antibodies to ADYNOVATE®. In addition, no treatment-related serious adverse events were reported. On April 4, 2016, Baxalta announced that the Ministry of Health, Labour and Welfare in Japan approved ADYNOVATE® for patients aged 12 years and older with Hemophilia A. On December 27, 2016, Shire plc announced that the FDA approved ADYNOVATE® for use in surgical settings for both adult and pediatric patients and that the FDA also approved ADYNOVATE® for the treatment of Hemophilia A in pediatric patients under 12 years of age. ADYNOVATE® is also under regulatory review in the European Union,  Canada, and Switzerland.

Hemophilia A, also called factor VIII (FVIII) deficiency or classic hemophilia, is a genetic disorder caused by missing or defective factor VIII, a clotting protein. According to the US Centers for Disease Control and Prevention, hemophilia occurs in approximately one in 5,000 live births and there are about 20,000 people with hemophilia in the US. All races and ethnic groups are affected. Hemophilia A is four times as common as Hemophilia B while more than half of patients with Hemophilia A have the severe form of hemophilia. In 2014, according to the Evaluate Group, sales of FVIII replacement products exceeded $6 billion globally.

Amikacin Inhale (BAY41-6551, formerly NKTR-061), Agreement with Bayer Healthcare LLC

In August 2007, we entered into a co-development, license and co-promotion agreement with Bayer Healthcare LLC (Bayer) to develop a specially-formulated Amikacin (BAY41-6551, Amikacin Inhale, formerly called NKTR-061) for the treatment of gram-negative pneumonias. Under the terms of the agreement, Bayer is responsible for most future clinical development and commercialization costs, all activities to support worldwide regulatory filings, approvals and related activities, further development of formulated Amikacin and final product packaging for Amikacin Inhale. We are responsible for all future development, manufacturing and supply of the nebulizer device for clinical and commercial use. We have engaged third party contract manufacturers to perform our device manufacturing activities for this program. We are entitled to up to $50.0 million in development milestone payments as well as sales milestone payments upon achievement of certain annual sales targets. We are also entitled to royalties based on annual worldwide net sales of Amikacin Inhale. In the U.S., our royalty on annual net sales is a flat 30% and outside of the U.S. our royalty on annual net sales is an escalating royalty equal to an approximate average of 22%. Our right to receive these royalties in any particular country will expire upon the later of ten years after the first commercial sale of the product in that country or the expiration of certain patent rights in that particular country, subject to certain exceptions. We share a portion of these royalties with the Research Foundation of the State University of New York under a license agreement. The agreement expires in relation to a particular country upon the expiration of all royalty and payment obligations between the parties related to such country.

Gram-negative pneumonias are often the result of complications of other patient conditions or surgeries. Gram-negative pneumonias carry a mortality risk that can exceed 50% in mechanically-ventilated patients and accounts for a substantial proportion of the pneumonias in intensive care units today. Amikacin Inhale is designed to be an adjunctive therapy to the current antibiotic therapies administered intravenously as standard of care. The aerosol generator within the nebulizer for Amikacin Inhale delivers a fine aerosol of the antimicrobial agent directly to the site of infection in the lungs. This nebulizer device containing amikacin can be integrated with conventional mechanical ventilators or used as a hand-held “off-vent” device for patients no longer requiring breathing assistance.

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

Cipro DPI (formerly known as Cipro Inhale), Bayer Schering Pharma AG

We were a party to a collaborative research, development and commercialization agreement with Bayer Schering Pharma AG (Bayer Schering), related to the development of an inhaled powder formulation of ciprofloxacin delivered by way of a dry powder inhaler, Cipro DPI (formerly known as Cipro Inhale) for the treatment of chronic lung infections caused by Pseudomonas aeruginosa in cystic fibrosis patients. On December 31, 2008, we assigned the agreement to Novartis Pharma AG in connection with the completion of the pulmonary asset sale transaction. However, we retained our economic interest in the future potential net sales royalties if Cipro DPI is approved by health authorities and is successfully commercialized by Bayer Schering. Cipro DPI has completed Phase 2 clinical development for the treatment of chronic lung infections. In August 2012, Bayer Schering initiated a Phase 3 clinical development program which it calls RESPIRE for Cipro DPI in patients with non-cystic fibrosis bronchiectasis. In patients with bronchiectasis, the bronchial tubes are enlarged, allowing mucus to pool and making the area prone to infection. In September 2016, Bayer Schering presented data from the first Phase 3 trail (RESPIRE 1) at the 2016 European Respiratory Society Annual Meeting which showed that the study met its co-primary endpoints for the every 14-day dosing arm of Cipro DPI. The second Phase 3 trial (RESPIRE 2) completed recruitment in September 2016 and Bayer Schering has not yet reported the results from RESPIRE 2.

FOVISTA® (Anti-PDGF Therapy), Agreement with Ophthotech Corporation

In September 2006, we entered into a license, manufacturing and supply agreement with (OSI) Eyetech, Inc. (Eyetech) under which we granted Eyetech a worldwide, exclusive license to certain of our proprietary PEGylation technology to develop, manufacture and commercialize particular products that use our proprietary PEGylation reagent linked with the active ingredient in Fovista®. In July 2007, as a result of a divestiture agreement between Eyetech and Ophthotech Corporation (Ophthotech), Ophthotech acquired from Eyetech certain technology rights and other assets owned or controlled by Eyetech relating to particular anti-platelet-derived growth factor aptamers, or anti-PDGFs, including Fovista®. As a result of this transaction, Ophthotech assumed the license, manufacturing and supply agreement between Eyetech and us.  Fovista® is an anti-PDGF agent administered in combination with anti-vascular endothelial growth factor (anti-VEGF) therapy for the treatment of neovascular age-related macular degeneration (or wet AMD). On May 19, 2014, Ophthotech entered into a Licensing and Commercialization Agreement with Novartis Pharma AG to develop and commercialize Fovista® and related combination products in all countries outside of the U.S. Under our agreement with Ophthotech, we received a $19.75 million payment in June 2014 in connection with this licensing agreement.  We are entitled to up to $9.5 million in total development and sales milestone payments, low- to mid- single-digit royalties on net sales that vary by sales levels and are subject to reduction in the absence of patent coverage, and additional consideration if Ophthotech grants certain third-party commercialization rights to Fovista®. Our right to receive royalties in any particular country will expire upon the later of ten years after first commercial sale of the product or expiration of patent rights in the particular country. We are the exclusive supplier for all of Ophthotech’s clinical and future commercial requirements of our proprietary PEGylation materials used in the manufacture of Fovista®.

In June 2012, Ophthotech announced completion of a prospective, randomized, controlled Phase 2b clinical study of 449 patients with wet AMD comparing Fovista®, administered in combination with Lucentis® (ranibizumab injection) anti-VEGF therapy with Lucentis® monotherapy.  Fovista® met the pre-specified primary efficacy endpoint of mean vision gain. Patients receiving the combination of Fovista® (1.5 mg) and Lucentis® gained a mean of 10.6 letters of vision at 24 weeks on the Early Treatment Diabetic Retinopathy Study standardized eye chart, compared to 6.5 letters for patients receiving Lucentis monotherapy (p=0.019), representing a statistically significant 62% additional benefit. In September 2013, Ophthotech announced the initiation of patient enrollment in the first of three planned pivotal Phase 3 clinical studies of Fovista® in combination with anti-VEGF therapy for the treatment of newly diagnosed patients with wet AMD.  These three studies were to enroll a total of approximately 1,866 patients to evaluate the efficacy and safety of Fovista®. In December 2016, Ophthotech announced that the pre-specified primary endpoint of mean change in visual acuity at 12 months was not achieved in its two pivotal Phase 3 clinical trials investigating the superiority of Fovista® (pegpleranib) anti-PDGF therapy in combination with Lucentis® (ranibizumab) anti-VEGF therapy compared to Lucentis® monotherapy for the treatment of wet age-related macular degeneration (AMD).  The addition of Fovista® to a monthly Lucentis® regimen did not result in benefit as measured by the mean change in visual acuity at the 12 month time point.

PEGPH20, Agreement with Halozyme Therapeutics, Inc.

In December 2006, we entered into a license agreement with Halozyme pursuant to which we granted Halozyme a worldwide, limited exclusive license to certain of our proprietary PEGylation technology to develop, manufacture and commercialize particular products that use our proprietary PEGylation materials linked only with certain qualifying hyaluronidase protein molecules including PEGPH20. According to Halozyme, certain cancers, including pancreatic, breast, colon and prostate, have been shown to accumulate high levels of hyaluronan (HA). Halozyme’s FDA-approved, HYLENEX® recombinant human hyaluronidase, rHuPH20, is administered subcutaneously and temporarily and reversibly degrades HA to facilitate the absorption and dispersion of other injected drugs or fluids and for subcutaneous fluid administration. However, rHuPH20 acts only locally at the injection site, is rapidly inactivated in the body, and does not survive in the blood. PEGPH20 is an investigational PEGylated form of rHuPH20, under development by Halozyme to increase the half-life of the compound in the blood and allow for intravenous administration. Halozyme is currently evaluating PEGPH20 in a Phase 2 multicenter, randomized clinical trial evaluating PEGPH20 as a first-line therapy for patients with stage IV metastatic pancreatic cancer. On January 5, 2017 Halozyme announced positive topline results from the Phase 2 clinical trial of PEGPH20 in combination with ABRAXANE in stage IV pancreas cancer patients. Halozyme is also evaluating PEGPH20 in an on-going Phase 1b/2 multi-center, randomized clinical trial evaluating PEGPH20 as a second-line therapy for patients with locally advanced or metastatic non-small cell lung cancer. On October 2, 2014, the FDA granted Orphan Drug designation for PEGPH20 for the treatment of pancreatic cancer. On November 10, 2016 Halozyme announced an agreement with Genentech, a amember of the Roche Group, to collaborate, beginning in 2017, on clinical studies evaluating PEGPH20 in up to eight different tumor types. We are entitled to future development milestones and royalties on net sales subject to reduction in the absence of patent coverage. Our right to receive royalties in any particular country will expire upon the later of twelve years after first commercial sale of the product or expiration of patent rights in the particular country. We also manufacture and supply Halozyme with clinical and future commercial supply of our proprietary PEGylation materials used in the manufacture of PEGPH20.

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

SEMPRANA® is a self-administered formulation of DHE using an inhaler device that is currently under review by the FDA.  On May 26, 2011, MAP submitted an NDA to the FDA for SEMPRANA®. In March of 2012, the FDA issued a complete response letter to MAP identifying issues relating to chemistry, manufacturing and controls deficiencies of the product at a contracted third party manufacturer. On April 17, 2013, the FDA issued a second complete response letter identifying issues related to a supplier that provided the canister filling unit for SEMPRANA®. In June 2014, Allergan announced that it had received a third complete response letter from the FDA related to specifications around content uniformity on the improved canister filling process and on standards for device actuation. Allergan has responded to the FDA’s latest complete response letter and has stated that it continues to work with the FDA to resolve outstanding Chemistry, Manufacturing and Controls (CMC) issues.

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

Dapirolizumab Pegol

In 2010, we entered into a license, manufacturing and supply agreement with UCB Pharma S.A., (UCB) under which we granted UCB a worldwide, exclusive license to certain of our proprietary PEGylation technology to develop, manufacture and commercialize an anti-CD40L PEGylated Fab being developed by UCB and their partner Biogen Idec, for the treatment of autoimmune disorders, including systemic lupus erythemastosus (SLE). In 2014, UCB and Biogen completed a Phase 1b randomized, double-blind, placebo-controlled clinical study in approximately 24 patients with SLE.  Data from the study was published in September 2015 at the Annual American College of Rheumatology Meeting and showed that multiple administrations of dapirolizumab pegol given over 12 weeks were well-tolerated and the safety profile supported further development of the compound.  Exploratory analyses from the same study showed greater improvement in clinical measures of disease activity in the dapriolizumab pegol group versus placebo. In 2016, UCB  initiated a multi-center, randomized, double-blind, placebo-controlled, parallel-group, dose-ranging Phase 2 clinical study followed by an observational period  to evaluate the efficacy and safety of patients with moderately to severely active SLE receiving stable standard of care medications. This Phase 2 clinical trial is currently recruiting participants.

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

PEGASYS®, Agreement with F. Hoffmann-La Roche Ltd

In February 1997, we entered into a license, manufacturing and supply agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (Roche), under which we granted Roche a worldwide, exclusive license to use certain intellectual property related to our PEGylation materials to manufacture and commercialize a certain class of products, of which PEGASYS® is the only product currently commercialized. PEGASYS® is approved in the U.S., EU and other countries for the treatment of Hepatitis C and is designed to help the patient’s immune system fight the Hepatitis C virus. As a result of Roche exercising a license extension option in December 2009, beginning in 2010 Roche has the right to manufacture all of its requirements for our proprietary PEGylation materials for PEGASYS® and we supply raw materials or perform additional manufacturing, if any, only on a back-up basis. In connection with Roche’s exercise of the license extension option in December 2009, we received a payment of $31.0 million. In 2013, we delivered additional quantities of PEGylation materials used by Roche to produce PEGASYS® and MIRCERA® for total consideration of approximately $18.6 million. The agreement expires on the expiration of our last relevant patent containing a valid claim. As of December 31, 2015, we no longer have any continuing manufacturing or supply obligations under this PEGASYS® agreement.

Somavert®, Agreement with Pfizer, Inc.

In January 2000, we entered into a license, manufacturing and supply agreement with Sensus Drug Development Corporation (subsequently acquired by Pharmacia Corp. in 2001 and then acquired by Pfizer, Inc. in 2003), for the PEGylation of Somavert® (pegvisomant), a human growth hormone receptor antagonist for the treatment of acromegaly. We currently manufacture our proprietary PEGylation reagent for Pfizer, Inc. on a price per gram basis. In June 2016, Nektar terminated the license, manufacturing and supply agreement effective as of July 6, 2017.  It is anticipated that Nektar will continue to supply Pfizer with proprietary PEGylation reagent under a new agreement.

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

Macugen®, Agreement with Valeant Pharmaceuticals International, Inc.

In 2002, we entered into a license, manufacturing and supply agreement with Eyetech, Inc. (subsequently acquired by Valeant Pharmaceuticals International, Inc. or Valeant), pursuant to which we license certain intellectual property related to our proprietary PEGylation technology for the development and commercialization of Macugen®, a PEGylated anti-vascular endothelial growth factor aptamer currently approved in the U.S. and EU for age-related macular degeneration. We currently manufacture our proprietary PEGylation materials for Valeant on a price per gram basis. Under the terms of the agreement, we will receive royalties on net product sales in any particular country for the longer of ten years from the date of the first commercial sale of the product in that country or the duration of patent coverage. We share a portion of the payments received under this agreement with Enzon Pharmaceuticals, Inc.  pursuant to the terms of the Cross-License and Option Agreement we have with them.  Our Agreement expires upon the expiration of our last relevant patent containing a valid claim. In addition, Valeant may terminate the agreement if marketing authorization is withdrawn or marketing is no longer feasible due to certain circumstances, and either party may terminate for cause if certain conditions are met.

CIMZIA®, Agreement with UCB Pharma

In December 2000, we entered into a license, manufacturing and supply agreement covering our proprietary PEGylation materials for use in CIMZIA® (certolizumab pegol) with Celltech Chiroscience Ltd., which was acquired by UCB Pharma (UCB) in 2004. Under the terms of the agreement, UCB is responsible for all clinical development, regulatory, and commercialization expenses. We also manufacture and supply UCB with our proprietary PEGylation reagent used in the manufacture of CIMZIA® on a fixed price per gram. We were also entitled to receive royalties on net sales of the CIMZIA® product for the longer of ten years from the first commercial sale of the product anywhere in the world or the expiration of patent rights in a particular country. In February 2012, we sold our rights to receive royalties on future worldwide net sales of CIMZIA® effective as of January 1, 2012 until the agreement with UCB is terminated or expires. This sale is further discussed in Note 7 of Item 8, Financial Statements and Supplementary Data. We share a portion of the payments we receive from UCB with Enzon Pharmaceuticals, Inc. pursuant to the terms of the Cross-License and Option Agreement we have with them.  Our agreement with UCB Pharma expires upon the expiration of all of UCB’s royalty obligations, provided that the agreement can be extended for successive two year renewal periods upon mutual agreement of the parties. In addition, UCB may terminate the agreement should it cease the development and marketing of CIMZIA® and either party may terminate for cause under certain conditions.

MIRCERA® (C.E.R.A.) (Continuous Erythropoietin Receptor Activator), Agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc.

In December 2000, we entered into a license, manufacturing and supply agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (Roche), which was amended and restated in its entirety in December 2005. Pursuant to the agreement, we license our intellectual property related to our proprietary PEGylation materials for the manufacture and commercialization of Roche’s MIRCERA® product. MIRCERA® is a novel continuous erythropoietin receptor activator indicated for the treatment of anemia associated with chronic kidney disease in patients on dialysis and patients not on dialysis. As of the end of 2006, we were no longer required to manufacture and supply our proprietary PEGylation materials for MIRCERA® under our original agreement. In February 2012, we entered into a toll-manufacturing agreement with Roche under which we manufactured our proprietary PEGylation material for MIRCERA®. Roche entered into the toll-manufacturing agreement with the objective of establishing us as a secondary back-up source on a non-exclusive basis through December 31, 2016. Under the terms of this agreement, Roche paid us an up-front payment of $5.0 million plus a total of $22.0 million in performance-based milestone payments upon our achievement of certain manufacturing readiness, validation and production milestones, including the delivery of specified quantities of PEGylation materials, all of which were successfully completed by the end of January 2013. In 2013, we delivered additional quantities of PEGylation materials used by Roche to produce PEGASYS® and MIRCERA® for total consideration of approximately $18.6 million. We were also entitled to receive royalties on net sales of the MIRCERA® product. In February 2012, we sold all of our future rights to receive royalties on future worldwide net sales of MIRCERA® effective as of January 1, 2012. This sale is further discussed in Note 7 of Item 8, Financial Statements and Supplementary Data. As of December 31, 2016, we no longer have any continuing manufacturing or supply obligations under this MIRCERA® agreement.

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
•

submission to the FDA of a New Drug Application (NDA) for approval of a drug, a Biological License Application (BLA) for approval of a biological product or a Premarket Approval Application (PMA) or Premarket Notification 510(k) for a medical device product (a 510(k)).

If the active chemical ingredient has been previously approved by the FDA, the approval process is similar, except that certain preclinical tests, including those relating to systemic toxicity normally required for the IND and NDA or BLA, and clinical trials,  may not be necessary if the company has a right of reference to existing preclinical or clinical  data under section 505(j) of the Federal Food, Drug, and Cosmetic Act (FDCA) or is eligible for approval under Section 505(b)(2) of the FDCA or the biosimilars provisions of the Public Health Services Act.

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

In situations where our partners are responsible for clinical and regulatory approval procedures,  we may still participate in this process by submitting to the FDA a drug master file developed and maintained by us which contains data concerning the manufacturing processes for the inhaler device, polymer conjugation materials or drug. For our proprietary products, we prepare and submit an IND and are responsible for additional clinical and regulatory procedures for product candidates being developed under an IND. The clinical and manufacturing, development and regulatory review and approval process generally takes a number of years and requires the expenditure of substantial resources. Our ability to manufacture and market products, whether developed by us or under collaboration agreements, ultimately depends upon the completion of satisfactory clinical trials and success in obtaining marketing approvals from the FDA and equivalent foreign health authorities.

Sales of our products outside the U.S. are subject to local regulatory requirements governing clinical trials and marketing approval for drugs. Such requirements vary widely from country to country.

In the U.S., under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the U.S. The company that obtains the first FDA approval for a designated orphan drug for a rare disease receives marketing exclusivity for use of that drug for the designated condition for a period of seven years. In addition, the Orphan Drug Act provides for protocol assistance, tax credits, research grants, and exclusions from user fees for sponsors of orphan products. Once a product receives orphan drug exclusivity, a second product that is considered to be the same drug for the same indication generally may be approved during the exclusivity period only if the second product is shown to be “clinically superior” to the original orphan drug in that it is more effective, safer or otherwise makes a “major contribution to patient care” or the holder of exclusive approval cannot assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Similar incentives also are available for orphan drugs in the EU.

In the U.S., the FDA may grant Fast Track or Breakthrough Therapy designation to a product candidate, which allows the FDA to expedite the review of new drugs that are intended for serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs. Important features of Fast Track or Breakthrough Therapy designation include a potentially reduced clinical program and close, early communication between the FDA and the sponsor company to improve the efficiency of product development.

Patents and Proprietary Rights

We own more than 215 U.S. and 750 foreign patents and a number of pending patent applications that cover various aspects of our technologies. We have filed patent applications, and plan to file additional patent applications, covering various aspects of our  advanced polymer conjugate technologies and our proprietary product candidates. More specifically, our patents and patent applications cover polymer architecture, drug conjugates, formulations, methods of making polymers and polymer conjugates, methods of administering polymer conjugates, and methods of manufacturing polymers and polymer conjugates. Our patent portfolio contains patents and patent applications that encompass our advanced polymer conjugate technology platforms, some of which we acquired in our acquisition of Shearwater Corporation in June 2001. Our patent strategy is to file patent applications on innovations and improvements to cover a significant majority of the major pharmaceutical markets in the world. Generally, patents have a term of twenty years from the earliest priority date (assuming all maintenance fees are paid). In some instances, patent terms can be increased or decreased, depending on the laws and regulations of the country or jurisdiction that issued the patent.

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

Customer Concentrations

Our revenue is derived from our collaboration agreements with partners, under which we may receive contract research payments, milestone payments based on clinical progress, regulatory progress or net sales achievements, royalties or product sales revenue. AstraZeneca, UCB, Ophthotech and Roche represented 29%, 21%, 19% and 11% of our revenue, respectively, for the year ended December 31, 2016. No other collaboration partner accounted for more than 10% of our total revenue during the year ended December 31, 2016.

Backlog

Pursuant to our collaboration agreements, we manufacture and supply our proprietary polymer conjugation materials. Inventory is produced and sales are made pursuant to customer purchase orders for delivery. The volume of our proprietary polymer conjugation materials actually ordered by our customers, as well as shipment schedules, are subject to frequent revisions that reflect changes in both the customers’ needs and our manufacturing capacity. In our partnered programs where we provide contract research services, those services are typically provided under a work plan that is subject to frequent revisions that change based on the development needs and status of the program. The backlog at a particular time is affected by a number of factors, including scheduled date of manufacture and delivery and development program status. In light of industry practice and our own experience, we do not believe that backlog as of any particular date is indicative of future results.

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

Science and Technology Competition

We believe that our proprietary and partnered products will compete with others in the market on the basis of one or more of the following parameters: efficacy, safety, ease of use and cost. We face intense science and technology competition from a multitude of technologies seeking to enhance the efficacy, safety and ease of use of approved drugs and new drug molecule candidates. A number of the drug candidates in our pipeline have direct and indirect competition from large pharmaceutical companies and biopharmaceutical companies. With our advanced polymer conjugate technologies, we believe we have competitive advantages relating to factors such as efficacy, safety, ease of use and cost for certain applications and molecules. We constantly monitor scientific and medical developments in order to improve our current technologies, seek licensing opportunities where appropriate, and determine the best applications for our technology platforms.

In the fields of advanced polymer conjugate technologies, our competitors include Biogen Idec Inc., Savient Pharmaceuticals, Inc., Dr. Reddy’s Laboratories, Ltd., Mountain View Pharmaceuticals, Inc., SunBio Corporation, NOF Corporation, and Novo Nordisk A/S (assets formerly held by Neose Technologies, Inc.). Several other chemical, biotechnology and pharmaceutical companies may also be developing advanced polymer conjugate technology or technologies intended to deliver similar scientific and medical benefits. Some of these companies license intellectual property or PEGylation materials to other companies, while others apply the technology to create their own drug candidates.

Product and Program Specific Competition

MOVANTIK® (previously referred to as naloxegol and NKTR-118) (orally-available peripheral opioid antagonist)

There are no other once-daily oral drugs that act specifically to block or reverse the action of opioids on receptors in the gastrointestinal tract which are approved specifically for the treatment of opioid-induced constipation (OIC) or opioid bowel dysfunction (OBD) in patients with chronic, non-cancer pain. The only approved oral treatment for opioid-induced constipation in adults with chronic, non-cancer pain is a twice daily oral therapy called AMITIZA® (lubiprostone), which acts by specifically activating CIC-2 chloride channels in the gastrointestinal tract to increase secretions. AMITIZA® is marketed by Sucampo Pharmaceuticals and Takeda. There is also a subcutaneous treatment and an oral treatment known as RELISTOR® which is marketed by Valeant Pharmaceuticals, Ltd (formerly Salix) under a license from Progenics Pharmaceuticals, Inc. In 2014, RELISTOR® Subjectaneous Injection was approved by the FDA for adult patients with chronic non-cancer pain. On July 22, 2016, Relistor (methylnaltrexone bromide) oral tablets for the treatment of OCI in adult patients with chronic non-cancer pain was approved by FDA. Other therapies used to treat OIC and OBD include over-the-counter laxatives and stool softeners, such as docusate sodium, senna, and milk of magnesia. These therapies do not address the underlying cause of constipation as a result of opioid use and are generally viewed as ineffective or only partially effective to treat the symptoms of OIC and OBD.

There are a number of companies developing potential products which are in various stages of clinical development and are being evaluated for the treatment of OIC and OBD in different patient populations. Potential competitors include Merck & Co., Inc., GlaxoSmithKline plc, Ironwood Pharmaceuticals, Inc. in collaboration with Actavis plc, Purdue Pharma L.P. in collaboration with Shionogi & Co., Ltd., Mundipharma Int. Limited, Theravance, Inc., Develco Pharma, Sucampo Pharmaceuticals, Inc., and Takeda Pharmaceutical Company Limited.

ADYNOVATE® (previously referred to as BAX 855, PEGylated rFVIII)

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

NKTR-181 (mu-opioid analgesic molecule for chronic pain)

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

ONZEALDTM (next-generation, long acting topoisomerase I inhibitor)

There are a number of chemotherapies and cancer therapies approved today and in various stages of clinical development for advanced breast  cancer. These therapies are only partially effective in treating advanced or metastatic breast cancer and none have a specific indication in either the U.S. or Europe for treatment of patients with advanced breast cancer and co-existing brain metastases.  These therapies include but are not limited to: Abraxane® (paclitaxel protein-bound particles for injectable suspension (albumin bound)), Afinitor® (everolimus), Ellence® (epirubicin), Gemzar® (gemcitabine), Halaven® (eribulin), Herceptin® (trastuzumab), Ixempra® (ixabepilone), Navelbine® (vinolrebine), Xeloda® (capecitabine) and Taxotere® (docetaxel). Major pharmaceutical or biotechnology companies with approved drugs or drugs in development for these cancers include Bristol-Myers Squibb Company, Eisai, Inc., Roche Holding Group (including its Genentech subsidiary), GlaxoSmithKline plc, Pfizer, Inc., Eli Lilly & Co., Sanofi Aventis S.A., and others.

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

NKTR-214 (immunostimulatory CD122-biased cytokine)

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

NKTR-358

There are a number of competitors in various stages of clinical development that are working on programs which are designed to correct the underlying immune system imbalance in the body due to auto-immune disease. In particular, we expect to compete with therapies that could be cytokine-based therapies (Symbiotix, LLC and Tizona Therapeutics), T regulatory cell therapies (Targazyme, Inc., Juno Therapeutics and Tract Therapeutics, Inc.), or IL-2-based and toleragen-based therapies (Celgene Corporation, Amgen Inc., Tolera Therapeutics, Inc., and Caladrius BioSciences, Inc.).

Research and Development

Our total research and development expenditures can be disaggregated into the following significant types of expenses (in millions):

	Year Ended December 31,
	2016	2015	2014
Third party and direct materials costs	$98.2	$89.3	$57.9
Personnel, overhead and other costs	84.6	77.8	75.6
Stock-based compensation and depreciation	21.0	15.7	14.2
Research and development expense	$203.8	$182.8	$147.7

Manufacturing and Supply

We have a manufacturing facility located in Huntsville, Alabama that is capable of manufacturing our proprietary PEGylation materials for active pharmaceutical ingredients (APIs). The facility is also used to produce APIs and finished drug products to support the early phases of clinical development of our proprietary drug candidates. The facility and associated equipment are designed and operated to be consistent with all applicable laws and regulations.

As we do not maintain the capability to manufacture APIs (including biologics) nor finished drug products for all of our development programs, we primarily utilize contract manufacturers to manufacture active pharmaceutical ingredients and finished drug product for us. We source drug starting materials for our manufacturing activities from one or more suppliers. For the drug starting materials necessary for our proprietary drug candidate development, we have agreements for the supply of such drug components with drug manufacturers or suppliers that we believe have sufficient capacity to meet our demands. However, from time to time, we source critical raw materials and services from one or a limited number of suppliers and there is a risk that if such supply or services were interrupted, it would materially harm our business. In addition, we typically order raw materials and services on a purchase order basis and do not enter into long-term dedicated capacity or minimum supply arrangements. We also utilize the services of contract manufacturers to manufacture APIs required for later phases of clinical development and eventual commercialization for us under all applicable laws and regulations.

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

Employees and Consultants

As of December 31, 2016 we had 468 employees, of which 358 employees were engaged in research and development, commercial operations and quality activities and 110 employees were engaged in general administration and business development.

Of the 468 employees, 392 were located in the U.S. and 76 were located in India. We have a number of employees who hold advanced degrees, such as Ph.D.s. None of our employees are covered by a collective bargaining agreement, and we have experienced no work stoppages. We believe that we maintain good relations with our employees.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages and positions of our executive officers as of February 13, 2017:

Name	Age	Position
Howard W. Robin	64	Director, President and Chief Executive Officer
John Nicholson	65	Senior Vice President and Chief Operating Officer
Gil M. Labrucherie, J.D.	45	Senior Vice President and Chief Financial Officer
Stephen K. Doberstein, Ph.D.	58	Senior Vice President and Chief Scientific Officer
Ivan P. Gergel, M.D.	56	Senior Vice President, Drug Development and Chief Medical Officer
Maninder Hora, Ph.D.	63	Senior Vice President, Pharmaceutical Development and Manufacturing Operations
Jillian B. Thomsen	51	Senior Vice President, Finance and Chief Accounting Officer

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

John Nicholson has served as our Senior Vice President and Chief Operating Officer since June 2016. Mr. Nicholson joined the Company as Senior Vice President of Corporate Development and Business Operations in October 2007 and was appointed Senior Vice President and Chief Financial Officer in December 2007 and served as our Chief Financial Officer until June 2016 when he was promoted to Senior Vice President and Chief Operating Officer. Before joining Nektar, Mr. Nicholson spent 18 years in various executive roles at Schering Berlin, Inc., the U.S. management holding company of Bayer Schering Pharma AG, a pharmaceutical company. From 1997 to September 2007, Mr. Nicholson served as Schering Berlin Inc.’s Vice President of Corporate Development and Treasurer. From 2001 to September 2007, he concurrently served as President of Schering Berlin Insurance Co., and from February 2007 through September 2007, he also concurrently served as President of Bayer Pharma Chemicals and Schering Berlin Capital Corp. Mr. Nicholson holds a B.B.A. from the University of Toledo.

Gil M. Labrucherie has served as our Senior Vice President and Chief Financial Officer since June 2016. Mr. Labrucherie served as our Vice President, Corporate Legal from October 2005 through April 2007 and served as our Senior Vice President, General Counsel and Secretary from April 2007 through June 2016 when he was promoted to Senior Vice President and Chief Financial Officer. From October 2000 to September 2005, Mr. Labrucherie was Vice President of Corporate Development at E2open. While at E2open, Mr. Labrucherie was responsible for global corporate alliances and merger and acquisitions. Prior to E2open, he was the Senior Director of Corporate Development at AltaVista Company, an Internet search company, where he was responsible for strategic partnerships and mergers and acquisitions. Mr. Labrucherie began his career as an associate in the corporate practice of the law firm of Wilson Sonsini Goodrich & Rosati, P.C. Mr. Labrucherie received his J.D. from the Berkeley Law School and a B.A. from the University of California Davis.

Stephen K. Doberstein, Ph.D. has served as our Senior Vice President and Chief Scientific Officer since January 2010. From October 2008 through December 2009, Dr. Doberstein served as Vice President, Research at Xoma (US) LLC, a publicly traded clinical stage biotechnology company. From July 2004 until August 2008, he served as Vice President, Research at privately held Five Prime Therapeutics, Inc., a clinical stage biotechnology company. From September 2001 until July 2004, Dr. Doberstein was Vice President, Research at privately held Xencor, Inc., a clinical stage biotechnology company. From 1997 to 2000, he held various pharmaceutical research positions at Exelixis, Inc. (Exelixis), a publicly traded clinical stage biotechnology company. Prior to working at Exelixis, Dr. Doberstein was a Howard Hughes Postdoctoral Fellow and a Muscular Dystrophy Association Senior Postdoctoral Fellow at the University of California, Berkeley. Dr. Doberstein received his Ph.D. in Biochemistry, Cell and Molecular Biology from the Johns Hopkins University School of Medicine and received a B.S. in Chemical Engineering from the University of Delaware.

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

Maninder Hora, Ph.D. has served as our Senior Vice President, Pharmaceutical Development and Manufacturing Operations since August 2010. From July 2006 to July 2010, he held various executive positions most recently as Vice President, Product and Quality Operations at Facet Biotech Corporation (now Abbvie Biotherapeutics), a clinical stage biotechnology company, which was acquired in 2010 by Abbvie Biotherapeutics (formerly Abbot). From 1986 to 2006, Dr. Hora held positions of increasing responsibility with Chiron Corporation (acquired in 2005 by Novartis), a pharmaceutical company, serving most recently at Chiron as Vice President of Process and Product Development. Dr. Hora has also held positions at Wyeth Pharmaceuticals and GlaxoSmithKline plc prior to joining Chiron. Dr. Hora served as a key member of various teams that successfully registered ten drugs or vaccines in the U.S. and Europe during his professional career. Dr. Hora completed his Ph.D. in Bioengineering from the Indian Institute of Technology, Delhi, India, and was a Fulbright Scholar at the University of Washington, and received his B.S. in chemistry from the University of Jabalpur.

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

Drug development is a highly uncertain scientific and medical endeavor, and failure can unexpectedly occur at any stage of preclinical and clinical development. Typically, there is a high rate of attrition for drug candidates in preclinical and clinical trials due to scientific feasibility, safety, efficacy, changing standards of medical care and other variables. The risk of failure increases for our drug candidates that are based on new technologies, such as the application of our advanced polymer conjugate technology to ONZEALDTM, NKTR-181, NKTR-214 and other drug candidates currently in discovery research or preclinical development.  For example, while we believe our NKTR-181 Phase 3 clinical program employs the most appropriate clinical trial design, we were unable to identify a single cause for the Phase 2 study for NKTR-181 not meeting its primary efficacy endpoint, and therefore there is increased risk in effectively designing a Phase 3 clinical program for NKTR-181. The failure of one or more of our drug candidates could have a material adverse effect on our business, financial condition and results of operations.

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

Given these risks, the success of our current and future collaboration partnerships is highly unpredictable and can have a substantial negative or positive impact on our business—in particular, we expect the commercial outcomes of MOVANTIK®, MOVENTIG® and ADYNOVATE® (previously referred to as BAX 855) to have a particularly significant impact on our near to mid- term financial results and financial condition. Additionally, there are also several important drugs in later stage development with collaboration partners including Amikacin Inhale, Cipro DPI, and Fovista®. If the approved drugs fail to achieve commercial success or the drugs in development fail to have positive late stage clinical outcomes sufficient to support regulatory approval in major markets, it could significantly impair our access to capital necessary to fund our research and development efforts for our proprietary drug candidates. If we are unable to obtain sufficient capital resources to advance our drug candidate pipeline, it would negatively impact the value of our business, results of operations and financial condition.

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

We or our partners may not obtain regulatory approval for drug candidates on a timely basis, or at all, or the terms of any approval (which in some countries includes pricing approval) may impose significant restrictions or limitations on use. Drug candidates must undergo rigorous animal and human testing and an extensive review process for safety and efficacy by the FDA and equivalent foreign regulatory authorities. The time required for obtaining regulatory decisions is uncertain and difficult to predict. The FDA and other U.S. and foreign regulatory authorities have substantial discretion, at any phase of development, to terminate clinical studies, require additional clinical development or other testing, delay or withhold registration and marketing approval and mandate product withdrawals, including recalls. For example, while data from certain pre-specified subgroups in the BEACON study was positive, the study did not achieve statistical significance for its primary endpoint and the FDA and European Medicines Agency rarely approve drugs on the basis of studies that do not achieve statistical significance on the primary endpoint. Further, regulatory authorities have the discretion to analyze data using their own methodologies that may differ from those used by us or our partners which could lead such authorities to arrive at different conclusions regarding the safety or efficacy of a drug candidate. In addition, undesirable side effects caused by our drug candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restricted label or the delay or denial of regulatory approval by regulatory authorities. For example, AstraZeneca will be conducting a post-marketing, observational epidemiological study comparing MOVANTIK® to other treatments of OIC in patients with chronic, non-cancer pain and the results of this study could at some point in the future negatively impact the labeling, regulatory status, and commercial potential of MOVANTIK®.

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

As of December 31, 2016, we had cash and investments in marketable securities valued at approximately $389.1 million.  Also, as of December 31, 2016, we had $255.1 million in debt, including $250.0 million in principal of senior secured notes and $5.1 million of capital lease obligations. While we believe that our cash position will be sufficient to meet our liquidity requirements through at least the next 12 months, our future capital requirements will depend upon numerous unpredictable factors, including:

•

the cost, timing and outcomes of clinical studies and regulatory reviews of our proprietary drug candidates that we have licensed to our collaboration partners —important examples include Amikacin Inhale and CIPRO Inhale licensed to Bayer;

•

the commercial launch and sales levels of products marketed by our collaboration partners for which we are entitled to royalties and sales milestones—importantly, the level of success in marketing and selling MOVANTIK® by AstraZeneca in the U.S. and ADYNOVATE® by Baxalta globally, as well as MOVENTIG® (the naloxegol brand name in the EU) by Kirin in the EU;

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

We or our partners may experience delays in clinical trials of drug candidates. We currently have several ongoing clinical studies for NKTR-181 in patients with chronic lower back pain and initiated a Phase 1/2 clinical study for NKTR-214 in December 2015.  In addition, our collaboration partners have several ongoing Phase 3 clinical programs including Baxalta for ADYNOVATE® (previously referred to as BAX 855) in the EU, Bayer for Amikacin Inhale and CIPRO Inhale, and Ophthotech for Fovista®.  We also have ongoing trials with our partners for the following: Halozyme has trials in Pancreatic, Non-Small Cell Lung Cancer and other multiple tumor types in Phase 1, 2, and 3 development. These and other clinical studies may not begin on time, enroll a sufficient number of patients or be completed on schedule, if at all. Clinical trials for any of our product candidates could be delayed for a variety of reasons, including:

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

If the initiation or completion of any of the planned clinical studies for our drug candidates is delayed for any of the above or other reasons, the regulatory approval process would be delayed and the ability to commercialize and commence sales of these drug candidates could be materially harmed, which could have a material adverse effect on our business, financial condition and results of operations. Clinical study delays could also shorten any periods during which our products have patent protection and may allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

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

We are involved in legal proceedings where we or other third parties are enforcing or seeking intellectual property rights, invalidating or limiting patent rights that have already been allowed or issued, or otherwise asserting proprietary rights through one or more potential legal remedies. For example, we are currently involved in a German litigation proceeding whereby Bayer is seeking co-ownership rights in certain of our patent filings pending at the European Patent Office covering (among other things) PEGylated Factor VIII which we have exclusively licensed to Baxalta. The subject matter of our patent filings in this proceeding relates to Bayer’s investigational PEGylated recombinant Factor VIII compound. We believe that Bayer’s claim to an ownership interest in these patent filings is without merit and are vigorously defending sole and exclusive ownership rights to this intellectual property. In addition, Bayer has filed a claim in the U.S. against Baxalta and Nektar in which Bayer alleges ADYNOVATE® infringes a Bayer patent. We are also regularly involved in opposition proceedings at the European Patent Office where third parties seek to invalidate or limit the scope of our allowed European patent applications covering (among other things) our drugs and platform technologies. The cost to us in initiating or defending any litigation or other proceeding, even if resolved in our favor, could be substantial, and litigation would divert our management’s attention. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could delay our research and development efforts or result in financial implications either in terms of seeking license arrangements or payment of damages or royalties.

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

To the extent we rely on other pharmaceutical or biotechnology companies with established sales, marketing and distribution systems to market our products, we will need to establish and maintain partnership arrangements, and we may not be able to enter into these arrangements on acceptable terms or at all. To the extent that we enter into co-promotion or other arrangements, any revenue we receive will depend upon the efforts of third parties, which may not be successful and over which we have little or no control—important examples of this risk include MOVANTIK® partnered with AstraZeneca and ADYNOVATE® (previously referred to as BAX 855) partnered with Baxalta. In the event that we market our products without a partner, we would be required to build a sales and marketing organization and infrastructure, which would require a significant investment, and we may not be successful in building this organization and infrastructure in a timely or efficient manner.

We purchase some of the starting material for drugs and drug candidates from a single source or a limited number of suppliers, and the partial or complete loss of one of these suppliers could cause production delays, clinical trial delays, substantial loss of revenue and contract liability to third parties.

We often face very limited supply of a critical raw material that can only be obtained from a single, or a limited number of, suppliers, which could cause production delays, clinical trial delays, substantial lost revenue opportunities or contract liabilities to third parties. For example, there are only a limited number of qualified suppliers, and in some cases single source suppliers, for the raw materials included in our advanced polymer conjugate drug formulations. Any interruption in supply or failure to procure such raw materials on commercially feasible terms could harm our business by delaying our clinical trials, impeding commercialization of approved drugs or increasing our costs.

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

For the year ended December 31, 2016, we reported a net loss of $153.5 million.  If and when we achieve profitability depends upon a number of factors, including the timing and recognition of milestone and other contingent payments and royalties received, the timing of revenue under our collaboration agreements, the amount of investments we make in our proprietary product candidates and the regulatory approval and market success of our product candidates. We may not be able to achieve and sustain profitability.

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

In both domestic and foreign markets, sales of our partnered and proprietary products that have received regulatory approval will depend in part on market acceptance among physicians and patients, pricing approvals by government authorities and the availability of payment or reimbursement from third-party payers, such as government health administration authorities, managed care providers, private health insurers and other organizations. Such third-party payers are increasingly challenging the price and cost effectiveness of medical products and services. Therefore, significant uncertainty exists as to the pricing approvals for, and the payment or reimbursement status of, newly approved healthcare products. Moreover, legislation and regulations affecting the pricing of pharmaceuticals may change before regulatory agencies approve our proposed products for marketing and could further limit pricing approvals for, and reimbursement of, our products from government authorities and third-party payers. For example, President Trump has indicated support for possible new measures related to drug pricing. New government legislation or regulations related to pricing or a government or third-party payer decision not to approve pricing for, or provide adequate coverage and reimbursements of, our products hold the potential to severely limit market opportunities of such products.

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

Our advanced polymer conjugate chemistry platforms and our partnered and proprietary products and product candidates compete with various pharmaceutical and biotechnology companies. Competitors of our polymer conjugate chemistry technologies include Biogen Inc., Savient Pharmaceuticals, Inc., Dr. Reddy’s Laboratories Ltd., SunBio Corporation, Mountain View Pharmaceuticals, Inc., Novo Nordisk A/S (formerly assets held by Neose Technologies, Inc.), and NOF Corporation. Several other chemical, biotechnology and pharmaceutical companies may also be developing polymer conjugation technologies or technologies that have similar impact on target drug molecules. Some of these companies license or provide the technology to other companies, while others are developing the technology for internal use.

There are many competitors for our proprietary product candidates currently in development. For Amikacin Inhale, the current standard of care includes several approved intravenous antibiotics for the treatment of either hospital-acquired pneumonia or ventilator-associated pneumonia in patients on mechanical ventilators. For MOVANTIK®, there are currently several alternative therapies used to address opioid-induced constipation (OIC) and opioid-induced bowel dysfunction (OBD), including RELISTOR® Subcutaneous Injection (methylnaltrexone bromide), oral therapy Amitizia (lubiprostone), and oral and rectal over-the-counter laxatives and stool softeners such as docusate sodium, senna and milk of magnesia. In addition, there are a number of companies developing potential products which are in various stages of clinical development and are being evaluated for the treatment of OIC and OBD in different patient populations, including Merck & Co., Inc., Progenics Pharmaceuticals, Inc. in collaboration with Salix Pharmaceuticals, Ltd., Purdue Pharma L.P. in collaboration with Shionogi & Co., Ltd., Mundipharma Int. Limited, Sucampo Pharmaceuticals, Inc., Develco Pharma GmbH, Alkermes plc, GlaxoSmithKline plc, Theravance, Inc., and Takeda Pharmaceutical Company Limited. For ADYNOVATE®, on June 6, 2014, the FDA approved Biogen Idec’s ELOCTATE™ for the control and prevention of bleeding episodes, perioperative (surgical) management and routine prophylaxis in adults and children with Hemophilia A, and Bayer Healthcare and Novo Nordisk have ongoing Phase 3 clinical development programs for longer acting Factor VIII proteins based on polymer conjugation technology approaches. For NKTR-181, there are numerous companies developing pain therapies designed to have less abuse potential primarily through formulation technologies and techniques applied to existing pain therapies. Potential competitors include Acura Pharmaceuticals, Inc., Cara Therapeutics, Inc., Collegium Pharmaceutical, Inc., Egalet Ltd, Elite Pharmaceuticals, Inc., Endo Health Solutions Inc., KemPharm, Inc., Pfizer, Inc., Purdue Pharma L.P., and Teva Pharmaceutical Industries Ltd.  For ONZEALDTM there are a number of chemotherapies and cancer therapies approved today and in various stages of clinical development for breast cancer, including, but not limited to: Abraxane® (paclitaxel protein-bound particles for injectable suspension (albumin bound)), Xeloda® (capecitabine), Afinitor® (everolimus), Doxil® (doxorubicin HCl), Ellence® (epirubicin), Gemzar® (gemcitabine), Halaven® (eribulin), Herceptin® (trastuzumab), Hycamtin® (topotecan), Ibrance® (palbociclib), Ixempra® (ixabepilone), Navelbine® (vinolrebine), Iniparib, Paraplatin® (carboplatin), Taxol® (paclitaxel) and Taxotere® (docetaxel). Major pharmaceutical or biotechnology companies with approved drugs or drugs in development for breast cancers include, but are not limited to, Bristol-Myers Squibb Company, Eli Lilly & Co., Roche, GlaxoSmithKline plc, Johnson and Johnson, Pfizer Inc., Eisai Inc., and Sanofi Aventis S.A. There are numerous companies engaged in developing immunotherapies to be used alone, or in combination, to treat a wide range of oncology indications targeting both solid and liquid tumors.  In particular, we expect to compete with therapies with tumor infiltrating lymphocytes, or TILS, chimeric antigen receptor-expressing T cells, or CAR-T, cytokine-based therapies, and checkpoint inhibitors.  Potential competitors in the TIL and CAR-T space include Kite Pharma/NCI, Adaptimmune LLC, Celgene Corporation, Juno Therapeutics, and Novartis, Alkermes, Altor, and Armo in the cytokine-based therapies space, and Tesaro, Macrogenics, Merck, BMS, and Roche in the checkpoint inhibitor space.

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

Our internal computer systems, or those of our CROs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs or the theft of our confidential information or patient confidential information.

Despite the implementation of security measures, our internal computer systems and those of our CROs and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Such events could cause interruptions of our operations. For instance, the loss of preclinical data or data from any future clinical trial involving our product candidates could result in delays in our development and regulatory filing efforts and significantly increase our costs. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data, or inappropriate disclosure of confidential or proprietary information of our company or clinical patients, we could incur liability and the development of our product candidates could be delayed.

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

Our corporate headquarters, including a substantial portion of our research and development operations, are located in the San Francisco Bay Area, a region known for seismic activity and a potential terrorist target. In addition, we own facilities for the manufacture of products using our advanced polymer conjugate technologies in Huntsville, Alabama and own and lease offices in Hyderabad, India. There are no backup facilities for our manufacturing operations located in Huntsville, Alabama. In the event of an earthquake or other natural disaster, political instability, or terrorist event in any of these locations, our ability to manufacture and supply materials for drug candidates in development and our ability to meet our manufacturing obligations to our customers would be significantly disrupted and our business, results of operations and financial condition would be harmed. Our collaborative partners may also be subject to catastrophic events, such as earthquakes, floods, hurricanes and tornadoes, any of which could harm our business, results of operations and financial condition. We have not undertaken a systematic analysis of the potential consequences to our business, results of operations and financial condition from a major earthquake or other catastrophic event, such as a fire, sustained loss of power, terrorist activity or other disaster, and do not have a recovery plan for such disasters. In addition, our insurance coverage may not be sufficient to compensate us for actual losses from any interruption of our business that may occur.

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

Our stock price is volatile. During the year ended December 31, 2016, based on closing prices on The NASDAQ Global Select Market, the closing price of our common stock ranged from $11.00 to $19.68 per share. We expect our stock price to remain volatile. A variety of factors may have a significant effect on the market price of our common stock, including the risks described in this section titled “Risk Factors” and the following:

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

California

We lease a 126,285 square foot facility in the Mission Bay Area of San Francisco, California (Mission Bay Facility), under an operating lease which expires in 2020. The Mission Bay Facility is our corporate headquarters and also includes our research and development operations. Effective January 1, 2017, we entered into a lease amendment for an additional 2,508 square feet within the Mission Bay Facility, which also expires in 2020.

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

India

We own a research and development facility consisting of approximately 88,000 square feet, near Hyderabad, India. In addition, we lease approximately 1,600 square feet of office space in Hyderabad, India, under a three-year operating lease that will expire in 2018.

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

	High	Low
Year Ended December 31, 2015:
1st Quarter	$15.70	$10.91
2nd Quarter	13.84	9.52
3rd Quarter	13.92	9.50
4th Quarter	17.41	9.98
Year Ended December 31, 2016:
1st Quarter	$16.20	$11.00
2nd Quarter	16.28	13.09
3rd Quarter	19.68	14.09
4th Quarter	17.48	11.85

Holders of Record

As of February 24, 2017, there were approximately 189 holders of record of our common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently expect to retain any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

There were no sales of unregistered securities and there were no common stock repurchases made during the year ended December 31, 2016.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding our equity compensation plans as of December 31, 2016 is disclosed in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K and is incorporated herein by reference from our proxy statement for our 2017 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

The following graph compares, for the five year period ended December 31, 2016, the cumulative total stockholder return (change in stock price plus reinvested dividends) of our common stock with (i) the NASDAQ Composite Index, (ii) the NASDAQ Pharmaceutical Index, (iii) the RDG SmallCap Pharmaceutical Index, (iv) the NASDAQ Biotechnology Index and (v) the RDG SmallCap Biotechnology Index. Measurement points are the last trading day of each of our fiscal years ended December 31, 2012, December 31, 2013, December 31, 2014, December 31, 2015 and December 31, 2016. The graph assumes that $100 was invested on December 31, 2011 in the common stock of the Company, the NASDAQ Composite Index, the Nasdaq Pharmaceutical Index, the RDG SmallCap Pharmaceutical Index, the NASDAQ Biotechnology Index and the RDG SmallCap Biotechnology Index and assumes reinvestment of any dividends. The stock price performance in the graph is not intended to forecast or indicate future stock price performance.

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

	Year Ended December 31,
	2016	2015	2014	2013	2012
Statements of Operations Data:
Revenue:
Product sales	$55,354	$40,155	$25,152	$44,846	$35,399
Royalty revenue	19,542	2,967	329	1,148	4,874
Non cash royalty revenue related to sale of future royalties(1)	30,158	22,058	21,937	22,055	10,791
License, collaboration and other revenue	60,382	165,604	153,289	80,872	30,127
Total revenue	165,436	230,784	200,707	148,921	81,191
Total operating costs and expenses	278,291	260,155	217,192	269,051	222,392
Loss from operations	(112,855)	(29,371)	(16,485)	(120,130)	(141,201)
Non-cash interest expense on liability related to sale of future royalties(1)	(19,712)	(20,619)	(20,888)	(22,309)	(18,057)
Interest income (expense) and other income (expense), net	(20,081)	(16,602)	(17,055)	(17,329)	(12,191)
Loss on extinguishment of debt	—	(14,079)	—	—	—
Provision (benefit) for income taxes	876	506	(512)	2,245	406
Net loss	$(153,524)	$(81,177)	$(53,916)	$(162,013)	$(171,855)
Basic and diluted net loss per share(2)	$(1.10)	$(0.61)	$(0.42)	$(1.40)	$(1.50)
Weighted average shares outstanding used in computing basic and diluted net loss per share(2)	139,596	132,458	126,783	115,732	114,820

	As of December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data:
Cash, cash equivalents and investments in marketable securities	$389,102	$308,944	$262,824	$262,026	$302,194
Working capital	$354,030	$288,805	$224,153	$159,661	$236,094
Total assets	$568,871	$498,642	$441,621	$434,527	$497,790
Deferred revenue	$66,239	$83,854	$101,384	$106,048	$118,447
Senior secured notes, net	$243,464	$241,699	$125,000	$125,000	$125,000
Liability related to the sale of future royalties(1)	$105,950	$116,029	$120,471	$128,520	$131,266
Other long-term liabilities(3)	$7,223	$10,813	$18,204	$25,775	$20,014
Accumulated deficit	$(2,021,010)	$(1,867,486)	$(1,786,309)	$(1,732,393)	$(1,570,380)
Total stockholders’ equity (deficit)	$88,125	$6,429	$36,332	$(89,903)	$47,018

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
(3)	Includes capital lease obligations less current portion

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

Overview

Strategic Direction of Our Business

Nektar Therapeutics is a research-based biopharmaceutical company that discovers and develops innovative new medicines in areas of high unmet medical need. Our research and development pipeline of new investigational drugs includes treatments for cancer, auto-immune disease and chronic pain. We leverage our proprietary and proven chemistry platform to discover and design new drug candidates. These drug candidates utilize our advanced polymer conjugate technology platforms, which are designed to enable the development of new molecular entities that target known mechanisms of action.

We continue to make significant investments in building and advancing our pipeline of proprietary drug candidates as we believe that this is the best strategy to build shareholder value. In 2017, our plan is to execute a broad clinical development program for NKTR-214 in combination with other immuno-oncology agents including Opdivo® (nivolumab) as part of our broad Phase 1/2 clinical collaboration with BMS in five tumor types and eight potential indications, a dose-escalation study with atezolizumab, and numerous preclinical collaboration programs. In February 2017, we filed an IND for NKTR-358, our auto-immune disease drug candidate, and plan to start the Phase 1 study for this program in healthy volunteers and then advance the program into Phase 1b in patients with systemic lupus erythematous (SLE), and other potential immune disease indications. We completed enrollment in the SUMMIT-07 Phase 3 efficacy study for NKTR-181 in late 2016 and expect to announce the top-line data in March 2017. We also have an ongoing pivotal human abuse liability study (HAL) for NKTR-181 that is expected to complete enrollment in the first half of 2017. If the NKTR-181 Phase 3 program is successful, we plan to seek a collaboration partner to support future development and commercialization activities. We are also completing preclinical research and IND-enabling work for NKTR-262 and NKTR-255 with the goal of advancing those programs into the clinic later this year or in the early part of next year. The level of our future research and development investment will depend on a number of trends and uncertainties including clinical outcomes, future studies required to advance programs to regulatory approval, and the economics related to potential future collaborations that may include up-front payments, development funding, milestones, and royalties.

We have significant milestone and royalty economic interests in approved drugs and drug candidates in late stage development with our collaboration partners. With AstraZeneca, we have a collaboration for MOVANTIK®, an oral peripherally-acting mu-opioid antagonist for the treatment of opioid-induced constipation in adult patients with non-cancer pain.  We have a collaboration with Baxalta (a wholly-owned subsidiary of Shire plc) for ADYNOVATE®, that was approved by the FDA in late 2015 for use in adults and adolescents, aged 12 years and older, who have Hemophilia A. The FDA approved recently expanded the approval of ADYNOVATE® for the treatment of Hemophilia A in patients under 12 years of age, and for the use in surgical settings for both adult and pediatric patients.  ADYNOVATE® is also under regulatory review in the European Union, Switzerland and Canada.  We also have significant milestone and royalty interests in two drug development programs with Bayer.  BAY41-6551 (Amikacin Inhale), which is an inhaled solution of amikacin, an aminoglycoside antibiotic in Phase 3 clinical development to treat ventilated associated pneumonia and we expect topline results from this program in the first half of 2017. The second program with Bayer Schering is the Cipro DPI (Cipro Dry Powder Inhaler, previously called Cipro Inhale) which is an inhaled dry powder ciprofloxacin in Phase 3 development to treat non-cystic fibrosis bronchiectasis. The first Phase 3 clinical study for CIPRO DPI met its co-primary endpoints for the every 14-day dosing arm of Cipro DPI and we expect top-line results from the second Phase 3 clinical study in 2017.  We also have milestone and royalty interests in other collaboration partner programs including PEGPH20 with Halozyme that is in Phase 3 development and dapirolizumab pegol with UCB Pharma that is in Phase 2 development for systemic lupus erythematosus (SLE). The level of sales growth of MOVANTIK® and ADYNOVATE®, together with the future clinical trial results and potential subsequent approvals of these collaboration partner drug candidates, will have a material impact on our future financial results and financial position.

Our business is subject to significant risks, including the risks inherent in our development efforts, the results of our clinical trials, the marketing of our dependence on collaborative parties, uncertainties associated with obtaining and enforcing patents, the lengthy and expensive regulatory approval process and competition from other products. For a discussion of these and some of the other risks and uncertainties affecting our business, see Item 1A "Risk Factors" of this Annual Report on Form 10-K.

While the approved drugs and clinical development programs described above are key elements of our future success, we believe it is critically important that we continue to make substantial investments in our earlier-stage drug candidate pipeline. We have several drug candidates in earlier stage clinical development or being explored in research that we are preparing to advance into the clinic in future years. We are also advancing several other drug candidates in preclinical development in the areas of cancer immunotherapy, immunology, and other therapeutic indications. While we believe that our substantial investment in research and development has the potential to create significant value if one or more of our drug candidates demonstrates positive clinical results, receives regulatory approval in one or more major markets and achieves commercial success, drug research and development is an inherently uncertain process and there is a high risk of failure at every stage prior to approval and the timing and outcome of clinical trial results are extremely difficult to predict. Clinical development successes and failures can have a disproportionately positive or negative impact on our scientific and medical prospects, financial condition and prospects, results of operations and market value.

Historically, we have entered into a number of license and supply contracts under which we manufactured and supplied our proprietary polymer reagents on a fixed price or cost-plus basis. Our current strategy is to manufacture and supply polymer reagents to support our proprietary drug candidates or our third-party collaborators where we have a strategic development and commercialization relationship or where we derive substantial economic benefit.

Key Developments and Trends in Liquidity and Capital Resources

We estimate that we have working capital to fund our current business plans through at least March 1, 2018. At December 31, 2016, we had approximately $389.1 million in cash and investments in marketable securities. Also, as of December 31, 2016, we had $255.1 million in debt, including $250.0 million in principal of senior secured notes and $5.1 million of capital lease obligations. As is further described in Note 9 to our Consolidated Financial Statements, on October 24, 2016, we completed a public offering of common stock with net proceeds of approximately $189.3 million.

Results of Operations

Years Ended December 31, 2016, 2015, and 2014

Revenue (in thousands, except percentages)

	Year Ended December 31,			Increase/ (Decrease)	Increase/ (Decrease)	Percentage Increase/ (Decrease)	Percentage Increase/ (Decrease)
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014	2016 vs. 2015	2015 vs. 2014
Product sales	$55,354	$40,155	$25,152	$15,199	$15,003	38%	60%
Royalty revenue	19,542	2,967	329	16,575	2,638	> 100%	> 100%
Non cash royalty revenue related to sale of future royalties	30,158	22,058	21,937	8,100	121	37%	1%
License, collaboration and other revenue	60,382	165,604	153,289	(105,222)	12,315	(64)%	8%
Total revenue	$165,436	$230,784	$200,707	$(65,348)	$30,077	(28)%	15%

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

Product sales

Product sales include predominantly fixed price manufacturing and supply agreements with our collaboration partners and are the result of firm purchase orders from those partners. The timing of shipments is based solely on the demand and requirements of our collaboration partners and is not ratable throughout the year.

Product sales increased for the years ended December 31, 2016 and 2015 compared to the years ended December 31, 2015 and 2014 primarily as a result of increased product demand from our collaboration partner Ophthotech related to its drug candidate Fovista®. In the year ended December 31, 2016, product sales to Ophthotech totaled $30.1 million. In December 2016, Ophthotech announced that two pivotal Phase 3 clinical trials for Fovista® failed to meet their primary endpoints although a separate Phase 3 trial for Fovista® remains ongoing. As a result, other than approximately $10.4 million of product sales to Ophthotech related to their binding purchase commitments, we currently do not expect any further sales to Ophthotech in 2017.

Royalty revenue

We receive royalty revenue from certain of our collaboration partners based on their net sales of commercial products. Royalty revenue received in cash increased for the years ended December 31, 2016 and 2015 compared to the years ended December 31, 2015 and 2014 due primarily to the commercial launch by AstraZeneca of MOVANTIK® in the U.S. in March 2015 and MOVENTIG® in the EU in August 2015 and the launch of ADYNOVATE® by Baxalta in the U.S. in November 2015. We expect royalty revenue in 2017 will increase as compared to 2016 due to royalties we expect to receive from net sales of MOVANTIK®, MOVENTIG® and ADYNOVATE® as a result of sales growth of these partnered products.

Non-cash royalty revenue related to sale of future royalties

In February 2012, we sold all of our rights to receive future royalty payments on CIMZIA® and MIRCERA®. As described in Note 7 to our Consolidated Financial Statements, this royalty sale transaction has been recorded as a liability that amortizes over the estimated royalty payment period. As a result of this liability accounting, even though the royalties from UCB and Roche are remitted directly to the purchaser of these royalty interests, we will continue to record revenue for these royalties. We expect non-cash royalties from net sales of CIMZIA® and MIRCERA® in 2017 to increase marginally compared to 2016.

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

License, collaboration and other revenue decreased for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily as a result of the recognition in March 2015 of the $100.0 million milestone payment received from AstraZeneca as a result of the U.S. commercial launch of MOVANTIK® and the $40.0 million milestone payment received from AstraZeneca in August 2015 as a result of the EU commercial launch of MOVENTIG® partially offset by the recognition of $28.0 million in March 2016 for our 40% share of the $70.0 million sublicense payment received by AstraZeneca from Kirin.

License, collaboration and other revenue increased for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily as a result of increased revenue from payments received from AstraZeneca in 2015 as compared to 2014. During the year-ended December 31, 2014, we recognized $105.0 million of payments from AstraZeneca as a result of the FDA’s approval of MOVANTIK® in September 2014 and recognized $9.0 million of milestone payments resulting from the transfer of our manufacturing technology to two of our collaboration partners. In addition, in 2014, we recognized $8.0 million of milestones received in December 2014 related to positive results from Baxalta’s ADYNOVATE® Phase 3 study.

We expect license, collaboration and other revenue in 2017 to decrease compared to 2016.

The timing and future success of our drug development programs and those of our collaboration partners are subject to a number of risks and uncertainties. See “Part I, Item 1A — Risk Factors” for discussion of the risks associated with the complex nature of our collaboration agreements.

Revenue by geography (in thousands)

Revenue by geographic area is based on the locations of our partners. The following table sets forth revenue by geographic area:

	Year Ended December 31,
	2016	2015	2014
United States	$39,147	$40,400	$32,514
Europe	126,289	190,384	168,193
Total revenue	$165,436	$230,784	$200,707

The decrease in revenue attributable to European countries for the year ended December 31, 2016 compared to the year ended December 31, 2015 is primarily attributable to decreased milestone and other contingent payments from our existing European based collaboration partners, including the recognition in 2015 of a total of $140.0 million payments from AstraZeneca in connection with its commercial launches of MOVANTIK® described above. The increase in revenue attributable to European countries for the year ended December 31, 2015 compared to the year ended December 31, 2014 is primarily attributable to increased milestone and other contingent payments from our existing European based collaboration partners, including the recognition of the payments from AstraZeneca in connection with its commercial launches of MOVANTIK® described above.

Cost of goods sold (in thousands, except percentages)

	Year Ended December 31,			Increase/ (Decrease) 2016 vs.	Increase/ (Decrease) 2015 vs.	Percentage Increase/ (Decrease) 2016 vs.	Percentage Increase/ (Decrease) 2015 vs.
	2016	2015	2014	2015	2014	2015	2014
Cost of goods sold	$30,215	$34,102	$28,533	$(3,887)	$5,569	(11)%	20%
Product gross profit (loss)	25,139	6,053	(3,381)	19,086	9,434	> 100%	> 100%
Product gross margin	45%	15%	(13)%

Cost of goods sold decreased during the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to the mix of product sales, which resulted in decreases to cost of goods sold even though product sales increased during the same period. Cost of goods sold during the year ended December 31, 2015 increased compared to the year ended December 31, 2014 primarily due to the increase in product sales of $15.0 million in the year ended December 31, 2015 compared to the year ended December 31, 2014.

The improvement in product gross profit and product gross margin during the years ended December 31, 2016 and 2015 compared to the years ended December 31, 2015 and 2014, respectively, is primarily due to a more favorable product mix. In particular, the increased demand from our collaboration partners in 2016 and 2015 results in product sales where we have a relatively higher gross margin. This increased margin is partially offset by a manufacturing arrangement with another partner that includes a fixed price which is less than the fully burdened manufacturing cost for the reagent and we expect this situation to continue with this partner in future years. There were fewer shipments to this partner relative to shipments to other customers during the years ended December 31, 2016 and 2015 compared to the years ended December 31, 2015 and 2014, respectively. In addition to product sales from reagent materials supplied to the partner where our sales are less than our fully burdened manufacturing cost, we also receive royalty revenue from this collaboration. In the years ended December 31, 2016, 2015 and 2014, the royalty revenue from this collaboration exceeded the related negative gross profit.

We expect product gross margin to continue to fluctuate in future periods depending on the level and mix of manufacturing orders from our customers due to the predominantly fixed cost base associated with our manufacturing activities. We currently expect product gross margin to decrease significantly in 2017 as compared to 2016 and gross margin may approximate breakeven in 2017 as a result of the anticipated decrease in product sales from our collaboration partner Ophthotech as described above.

Research and development expense (in thousands, except percentages)

	Year Ended December 31,			Increase/ (Decrease) 2016 vs.	Increase/ (Decrease) 2015 vs.	Percentage Increase/ (Decrease) 2016 vs.	Percentage Increase/ (Decrease) 2015 vs.
	2016	2015	2014	2015	2014	2015	2014
Research and development expense	$203,801	$182,787	$147,734	$21,014	$35,053	11%	24%

Research and development expense consists primarily of clinical study costs, direct costs of outside research, materials, supplies, licenses and fees as well as personnel costs (including salaries, benefits, and stock-based compensation). Research and development expense also includes certain overhead allocations consisting of support and facilities-related costs.

Research and development expense increased during the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to costs incurred in our NKTR-214 clinical and NKTR-358 pre-clinical programs as well as increased headcount costs, partially offset by a decrease to our ONZEALDTM program costs. Research and development expense increased during the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to the initiation of Phase 3 clinical studies for NKTR-181 in the first quarter of 2015.

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

	Clinical	Year Ended December 31,
	Study Status(1)	2016	2015	2014
NKTR-181 (mu-opioid analgesic molecule for chronic pain)	Phase 3	$46,783	$45,307	$10,558
NKTR-214 (cytokine immunostimulatory therapy)	Phase 1/2	16,118	8,637	2,427
ONZEALDTM (topoisomerase I inhibitor-polymer conjugate)	Phase 3	14,940	19,295	21,660
BAY41-6551 (Amikacin Inhale)(2)	Phase 3	10,995	9,947	14,412
NKTR-358	Pre-clinical	5,695	132	155
Other product candidates	Various	3,666	5,993	8,664
Total third party and direct materials costs		98,197	89,311	57,876
Personnel, overhead and other costs		84,563	77,752	75,693
Stock-based compensation and depreciation		21,041	15,724	14,165
Research and development expense		$203,801	$182,787	$147,734

(1)	Clinical Study Status definitions are provided in the chart found in Part I, Item 1. Business.
(2)

We partnered this program with Bayer Healthcare LLC in August 2007. As part of the Novartis Pulmonary Asset Sale in 2008, we retained an exclusive license to this technology for the development and commercialization of this drug candidate.

We expect research and development expense to continue to increase in 2017 compared to 2016. In 2017, we plan to continue and expand a broad Phase 1/2 clinical development program for NKTR-214 in combination with other immune-oncology therapies including but not limited to Opdivo® in collaboration with BMS. For NKTR-358, we have filed an IND with the FDA and plan to begin clinical studies in the near-term. The timing and amount of our future clinical investments in NKTR-214 and NKTR-358 will vary significantly based upon our evaluation of ongoing clinical results and the structure, timing, and scope of potential collaboration partnerships (if any) for these programs. If our NKTR-181 Phase 3 efficacy study results are positive, we plan to pursue a collaboration to secure a development and commercialization partner to fund further development for NKTR-181 through direct program funding, up-front payments, milestones, or a combination thereof. In connection with our European Union collaboration partnership with Daiichi-Sankyo and our filing of a conditional approval application for ONZEALDTM with the European Medicines Agency in June 2016, we have initiated a Phase 3 confirmatory study of ONZEALDTM to support our conditional approval application.  In addition, we plan to continue to make substantial investments to support the clinical and commercial manufacturing preparation and scale-up for the nebulizer devices to supply Bayer for the Amikacin Inhale program. Under our collaboration agreement with Bayer for Amikacin, we are responsible for all clinical and commercial supply of the nebulizer devices for this drug candidate and we will continue to fund our contractual obligation to support manufacturing activities for the Amikacin Inhale program.

In addition to our drug candidates that we plan to have in clinical development during 2017 and beyond, we believe it is vitally important to continue our substantial investment in a diverse pipeline of new drug candidates to continue to build the value of our drug candidate pipeline and our business. Our discovery research organization is identifying new drug candidates by applying our polymer conjugation technology platform to a wide range of molecule classes, including small molecules and large proteins, peptides and antibodies, across multiple therapeutic areas. We plan to continue to advance our most promising early research drug candidates into preclinical development with the objective to advance these early stage research programs to human clinical studies over the next several years.

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

Furthermore, our strategy includes the potential of entering into collaborations with third parties to participate in the development and commercialization of some of our drug candidates such as those collaborations that we have already completed for MOVANTIK® and Amikacin Inhale. In these situations, the clinical development program and process for a drug candidate and the estimated completion date will largely be under the control of that third party and not under our control. We cannot forecast with any degree of certainty which of our drug candidates will be subject to future collaborations or how such arrangements would affect our development plans or capital requirements.

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

General and administrative expense (in thousands, except percentages)

	Year Ended December 31,			Increase/ (Decrease) 2016 vs.	Increase/ (Decrease) 2015 vs.	Percentage Increase/ (Decrease) 2016 vs.	Percentage Increase/ (Decrease) 2015 vs.
	2016	2015	2014	2015	2014	2015	2014
General and administrative expense	$44,275	$43,266	$40,925	$1,009	$2,341	2%	6%

General and administrative expense includes the cost of administrative staffing, business development, marketing, finance, and legal activities. General and administrative expense increased marginally during the year ended December 31, 2016 compared to the year ended December 31, 2015. General and administrative expense increased during the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to a $3.0 million payment obligation related to the settlement of a commercial litigation matter. In 2017, we expect general and administrative expenses to increase compared to 2016.

Interest expense (in thousands except percentages)

	Year Ended December 31,			Increase/ (Decrease) 2016 vs.	Increase/ (Decrease) 2015 vs.	Percentage Increase/ (Decrease) 2016 vs.	Percentage Increase/ (Decrease) 2015 vs.
	2016	2015	2014	2015	2014	2015	2014
Interest expense	$22,468	$18,282	$17,869	$4,186	$413	23%	2%
Non-cash interest expense on liability related to sale of future royalties	$19,712	$20,619	$20,888	$(907)	$(269)	(4)%	(1)%

Interest expense for the year ended December 31, 2016 increased compared to the year ended December 31, 2015 due primarily to our secured notes transaction completed in October 2015. Interest expense for the year ended December 31, 2015 increased marginally compared to the year ended December 31, 2014. As is further described in Note 5 to our Consolidated Financial Statements, on October 5, 2015, we issued $250.0 million in aggregate principal amount of 7.75% senior secured notes due October 2020 and used a portion of the proceeds from these notes to redeem the $125.0 million in aggregate principal amount of 12.0% senior secured notes due July 2017. Interest on the 7.75% senior secured notes is calculated based on actual days outstanding over a 360 day year. We expect interest expense in 2017 to be consistent with 2016.

Non-cash interest expense on the liability related to sale of future royalties for the years ended December 31, 2016 and 2015 decreased marginally as compared to the years ended December 31, 2015 and 2014, respectively, due to the decrease in 2016 and 2015, respectively, of the average balance of the related liability as that liability balance amortizes. On February 24, 2012, we sold all of our rights to receive future royalty payments on CIMZIA® and MIRCERA® in exchange for $124.0 million. As described in Note 7 to our Consolidated Financial Statements, this royalty sale transaction has been recorded as a liability that amortizes over the estimated royalty payment period as CIMZIA® and MIRCERA® royalties are remitted directly to the purchaser. We impute interest on the transaction and record interest expense at the effective interest rate, which we currently estimate to be approximately 17%. There are a number of factors that could materially affect the estimated interest rate, in particular, the amount and timing of royalty payments from future net sales of CIMZIA® and MIRCERA®, and we will assess this estimate on a periodic basis. As a result, future interest rates could differ significantly and any such change in interest rate will be adjusted prospectively. Unless we adjust our estimated interest rate, we expect non-cash interest expense on the liability related to sale of future royalties for 2017 to decrease marginally compared with 2016 as a result of the decreasing royalty liability balance.

Loss on Extinguishment of Debt

As a result of the secured note financing transaction in October 2015 discussed above, in the year ended December 31, 2015, we recognized a $14.1 million loss on extinguishment of our 12% notes, which consists of a $11.3 million redemption premium payment, $1.2 million of incremental interest paid at redemption to the 12% note holders and the write-off of $1.6 million of unamortized issuance costs on the 12% notes.

Liquidity and Capital Resources

We have financed our operations primarily through revenue from product sales, royalties and strategic collaboration agreements, as well as public offering and private placements of debt and equity securities. At December 31, 2016, we had approximately $389.1 million in cash and investments in marketable securities. Also, as of December 31, 2016, we had $255.1 million in debt, including $250.0 million in principal of senior secured notes and $5.1 million of capital lease obligations. As described in Note 9 to our Consolidated Financial Statements, on October 24, 2016, we completed a public offering of common stock with net proceeds of approximately $189.3 million.

We estimate that we have working capital to fund our current business plans at least through March 1, 2018. We expect the clinical development of our proprietary drug candidates including NKTR-181, Amikacin Inhale, ONZEALDTM, NKTR-214, and NKTR-358, will require significant investment in order to continue to advance in clinical development with the objective of entering into a collaboration partnership or obtaining regulatory approval. However, we have no credit facility or any other sources of committed capital. In the past we have received a number of significant payments from collaboration agreements and other significant transactions. In the future, we expect to continue to receive increasing royalties from commercial sales of products such as MOVANTIK®, MOVENTIG® and ADYNOVATE® as they continue to increase sales after their recent product launches and potential substantial payments from future collaboration transactions if drug candidates in our pipeline achieve positive clinical or regulatory outcomes. Our current business plan is also subject to significant uncertainties and risks as a result of, among other factors, the sales levels of products for which we are entitled to royalties such as MOVANTIK®, MOVENTIG® and ADYNOVATE®, clinical program outcomes, whether, when and on what terms we are able to enter into new collaboration transactions, expenses being higher than anticipated, unplanned expenses, cash receipts being lower than anticipated, and the need to satisfy contingent liabilities, including litigation matters and indemnification obligations.

The availability and terms of various financing alternatives substantially depend on many factors including the success or failure of drug development programs in our pipeline, including NKTR-181, Amikacin Inhale, CIPRO DPI, Fovista®, ONZEALDTM, NKTR-214 and NKTR-358, as well as other early stage development programs. The availability and terms of financing alternatives and any future significant payments from existing or new collaborations depend on the positive outcome of ongoing or planned clinical studies, whether we or our partners are successful in obtaining regulatory authority approvals in major markets, and if approved, the commercial success of these drugs, as well as general capital market conditions. We will pursue various financing alternatives as needed to continue to fund our research and development activities and to fund the expansion of our business as appropriate.

Due to the potential for adverse developments in the credit markets in 2017 and thereafter, we may experience reduced liquidity with respect to some of our investments in marketable securities. These investments are generally held to maturity, which, in accordance with our investment policy, is less than two years. However, if the need arises to liquidate such securities before maturity, we may experience losses on liquidation. At December 31, 2016, the average time to maturity of the investments held in our portfolio was approximately five months and the maturity of any single investment did not exceed one year. To date we have not experienced any liquidity issues with respect to these securities. We believe that, even allowing for potential liquidity issues with respect to these securities, our remaining cash and investments in marketable securities will be sufficient to meet our anticipated cash needs for at least the next twelve months.

Cash flows from operating activities

Cash flows used in operating activities for the year ended December 31, 2016 totaled $117.0 million, which includes $158.3 million of net operating cash uses as well as $19.7 million for interest payments on our senior secured notes, partially offset by the receipt of $31.0 million of payments from AstraZeneca related to its sub-license to Kirin, the receipt of a $20.0 million upfront payment in August 2016 from Daiichi Sankyo related to our ONZEALDTM collaboration arrangement in Europe, as well as the receipt of a $10.0 million milestone in January 2016 from our Baxalta collaboration agreement, which was recorded in accounts receivable in our Consolidated Balance Sheet at December 31, 2015. We expect that cash flows used in operating activities, excluding upfront, milestone and other contingent payments received, if any, will increase in the full year of 2017 compared to 2016 primarily as a result of increased research and development expenses.

Cash flows used in operating activities for the year ended December 31, 2015 totaled $73.1 million, which includes $196.3 million of net operating cash uses as well as $18.8 million for interest payments on our senior secured notes, partially offset by the receipt of $142.0 million of milestones and other contingent payments from collaboration agreements.

Cash flows used in operating activities for the year ended December 31, 2014 totaled $142.0 million, which includes $199.0 million of net operating cash uses as well as $15.0 million for interest payments on our senior secured notes, partially offset by the receipt of $72.0 million of milestones and other contingent payments from collaboration agreements. During the year ended December 31, 2014, we recognized as revenue a $70.0 million payment made to us from AstraZeneca in November 2013.

Cash flows from investing activities

We paid $6.4 million, $11.2 million, and $10.0 million to purchase property, plant and equipment in the years ended December 31, 2016, 2015, and 2014, respectively. We expect our capital expenditures in 2017 to increase compared to 2016.

Restricted cash of $25.0 million was required to be maintained in a separate account until July 1, 2015 under the terms of our 12% senior secured notes due July 2017. This restriction expired on July 1, 2015 and the restricted funds were returned to us.

Cash flows from financing activities

On October 24, 2016, we completed the issuance and sale of 14,950,000 shares of our common stock in an underwritten public offering with total proceeds of approximately $189.7 million after deducting the underwriting commissions and discounts of approximately $12.1 million. In addition, we incurred approximately $0.4 million in legal and accounting fees, filing fees, and other costs in connection with this offering.

On October 5, 2015, we issued $250.0 million in aggregate principal amount of 7.75% senior secured notes due 2020. The notes bear interest at a rate of 7.75% per annum payable in cash quarterly in arrears on January 15, April 15, July 15, and October 15 of each year. In connection with the issuance of the notes, we paid $8.7 million of transaction and facility fees paid to the purchasers of the notes and other direct costs, which were capitalized as a debt discount and issuance costs and are recorded as a reduction to the note payable liability. On October 5, 2015, we used a portion of the proceeds from these notes to redeem the $125.0 million in aggregate principal amount of 12.0% senior secured notes due in 2017. In addition, on October 5, 2015, we paid accrued interest of $3.3 million and made a $12.5 million redemption payment, which includes $1.2 million additional interest paid to the 12% note holders at redemption.

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

On February 24, 2012, we sold all of our rights to receive future royalty payments on CIMZIA® and MIRCERA® in exchange for $124.0 million. During the year ended December 31, 2014, we made a payment of $7.0 million to the purchaser of these royalties because a certain minimum MIRCERA® net sales threshold was not met. The remaining $108.6 million royalty obligation liability at December 31, 2016 will not be settled in cash.

We received proceeds from issuance of common stock related to our employee option and stock purchase plans of $20.3 million, $32.2 million, and $47.0 million in the years ended December 31, 2016, 2015, and 2014, respectively.

Contractual Obligations (in thousands)

	Payments Due by Period
	Total	<=1 Yr 2017	2-3 Yrs 2018-2019	4-5 Yrs 2020-2021	2022+
Obligations(1)
7.75% senior secured notes due October 2020, including interest	$328,576	$19,644	$39,288	$269,644	$—
Operating leases(2)	16,020	5,037	10,531	452	—
Capital leases, including interest(3)	5,610	3,271	2,339	—	—
Purchase commitments(4)	5,772	5,772	—	—	—
	$355,978	$33,724	$52,158	$270,096	$—

(1)	The above table does not include certain commitments and contingencies which are discussed in Note 8 of Item 8. Financial Statements and Supplementary Data.
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

(3)	These amounts primarily result from our purchase of manufacturing equipment supporting our Amikacin Inhale program.
(4)

Substantially all of this amount was subject to open purchase orders as of December 31, 2016 that were issued under existing contracts. This amount does not represent any minimum contract termination liabilities for our existing contracts.

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

We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources, and evaluate our estimates on an ongoing basis. Actual results may differ materially from those estimates under different assumptions or conditions. We have determined that for the periods in this report, the following accounting policies and estimates are critical in understanding our financial condition and the results of our operations.

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

As of December 31, 2016, we had $21.7 million of deferred upfront fees related to two collaboration agreements that include research and development obligations that are being amortized over 5 to 22 years, or an average of approximately 13 years. For our collaboration agreements, our performance obligations may span the life of the agreement. For these, the shortest reasonable period is the end of the development period (estimated to be 4 to 8 years) and the longest period is the contractual life of the agreement, which is generally 10-12 years from the first commercial sale. Given the statistical probability of drug development success in the bio-pharmaceutical industry, drug development programs have only a 5% to 10% probability of reaching commercial success. If we had determined a longer or shorter amortization period was appropriate, our annual upfront fee amortization for these agreements could have been as low as $2 million or as high as $11 million as compared to the approximately $2.0 million recognized in the year ended December 31, 2016.

As of December 31, 2016, we also had $41.3 million of deferred upfront fees related to six license, manufacturing and supply agreements that are being amortized over periods from 3 to 15 years. Our performance obligations for these agreements may include technology transfer assistance and/or back-up manufacturing and supply services for a specified period of time; therefore, the time estimated to complete the performance obligations related to licenses is either specified or is much shorter than the collaboration agreements. We may experience delays in the execution of technology transfer plans, which may result in a longer amortization period for applicable agreements.

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

Clinical Trial Accruals

We record accruals for the estimated costs of our clinical study activities performed by third parties. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to our vendors. Payments under the contracts depend on factors such as the achievement of certain events, successful enrollment of patients and completion of portions of the clinical trial or similar conditions. We generally accrue costs associated with the start-up and reporting phases of the clinical studies ratably over the estimated duration of the start-up and reporting phases. We generally accrue costs associated with the treatment phase of clinical studies based on the total estimated cost of the treatment phase on a per patient basis and we expense the per patient cost ratably over the estimated patient treatment period based on patient enrollment in the studies. In specific circumstances, such as for certain time-based costs, we recognize clinical trial expenses using a methodology that we consider to be more reflective of the timing of costs incurred. Advance payments for goods or services that will be used or rendered for future research and development activities are capitalized as prepaid expenses and recognized as expense as the related goods are delivered or the related services are performed. We base our estimates on the best information available at the time. However, additional information may become available to us which may allow us to make a more accurate estimate in future periods. In this event, we may be required to record adjustments to research and development expenses in future periods when the actual level of activity becomes more certain. Such increases or decreases in cost are generally considered to be changes in estimates and will be reflected in research and development expenses in the period first identified.

Stock-Based Compensation

We use the Black-Scholes option pricing model for each respective grant to determine the estimated fair value of stock options on the date of grant (grant date fair value).  We expense the estimated fair value of each award, as adjusted by the estimated historical forfeiture rate, ratably over the expected service period of the award. The Black-Scholes option pricing model requires the input of highly subjective assumptions. These variables include, but are not limited to, our stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect fair value estimates, in management’s opinion, the existing models may not provide a reliable single measure of the fair value of our employee stock options. Management continually assesses the assumptions and methodologies used to calculate the estimated fair value of stock-based compensation. In addition, for awards that vest upon the achievement of performance milestones, we estimate whether the awards will vest and the vesting period based on our evaluation of the probability of achievement of each respective milestone and the related estimated date of achievement. Circumstances may change and additional data may become available over time, which could result in changes to the assumptions and methodologies, and which could materially impact our fair value determination, as well as our stock-based compensation expense.

Non-cash Interest Expense on Liability Related to Sale of Future Royalties

In February 2012, we sold all of our rights to receive future royalty payments from sales of the CIMZIA® and MIRCERA® drug products marketed by UCB and Roche, respectively. Although we are required to make payments to the purchaser (RPI) only in certain situations, including the event of our breach of a representation, warranty or covenant in the Purchase and Sale Agreement that gives rise to a liability in accordance with the terms and conditions of such agreement, this royalty sale transaction was recorded as a liability (Royalty Obligation) that we will amortize using the interest method over the estimated life of the Purchase and Sale Agreement. As a result, we impute interest on the transaction and record interest expense at the estimated interest rate. Our estimate of the interest rate under the agreement is based on the amount of royalty payments to be received by RPI over the life of the arrangement and payments we are required to make to RPI under the agreement. We will periodically assess the expected royalty payments to RPI from UCB and Roche using a combination of historical results and forecasts from market data sources. To the extent such payments are greater or less than our initial estimates or the timing of such payments is materially different than our original estimates, we will prospectively adjust the amortization of the Royalty Obligation. There are a number of factors that could materially affect the amount and timing of royalty payments from CIMZIA® and MIRCERA®, most of which are not within our control. Such factors include, but are not limited to, changing standards of care, the introduction of competing products, manufacturing or other delays, biosimilar competition, intellectual property matters, adverse events that result in health authority imposed restrictions on the use of the drug products, significant changes in foreign exchange rates as the royalties remitted to RPI are made in U.S. dollars (USD) while significant portions of the underlying sales of CIMZIA® and MIRCERA® are made in currencies other than USD, and other events or circumstances that result in reduced royalty payments from CIMZIA® and MIRCERA®, all of which would result in a reduction of non-cash royalty revenue and non-cash interest expense over the life of the Royalty Obligation. Conversely, if sales of CIMZIA® and MIRCERA® are higher than expected, non-cash royalty revenue and non-cash interest expense would be greater over the term of the Royalty Obligation. If we had determined that the interest rate used in 2016 should have been one percentage point higher than our current estimate of 17%, the non-cash interest expense recognized in the year ended December 31, 2016 would have increased by $1.2 million.

Recent Accounting Pronouncements

In May 2014, the FASB issued guidance codified in Accounting Standards Codification (ASC) 606, Revenue Recognition — Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition, and is effective for public companies for annual and interim periods beginning after December 15, 2017. Numerous updates have been issued subsequent to the initial FASB guidance that provide clarification on a number of specific issues as well as requiring additional disclosures. We plan to adopt the standard in the first quarter of 2018 using the modified retrospective method. Although we are still evaluating our contracts and assessing all the potential impacts of the standard on existing arrangements we anticipate the adoption may have a material impact on our consolidated financial statements. Specifically, the new standard differs from the current accounting standard in many respects, such as in the accounting for variable consideration, including milestone payments or contingent payments from our collaboration partners.  Under our current accounting policy, we recognize contingent or milestone payments as revenue in the period that the payment-triggering event occurred or is achieved. The new revenue standard, however, may require us to recognize these payments before the payment-triggering event is completely achieved, subject to management’s assessment of whether it is probable that the triggering event will be achieved and that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

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

A hypothetical 50 basis point increase in interest rates would result in an approximate $0.8 million decrease, less than 1%, in the fair value of our available-for-sale securities at December 31, 2016. This potential change is based on sensitivity analyses performed on our investment securities at December 31, 2016. Actual results may differ materially. The same hypothetical 50 basis point increase in interest rates would have resulted in an approximate $0.6 million decrease, less than 1%, in the fair value of our available-for-sale securities at December 31, 2015.

As of December 31, 2016, we held $329.5 million of available-for-sale investments, excluding money market funds, with an average time to maturity of six months. To date we have not experienced any liquidity issues with respect to these securities, but should such issues arise, we may be required to hold some, or all, of these securities until maturity. We believe that, even allowing for potential liquidity issues with respect to these securities, our remaining cash, cash equivalents, and investments in marketable securities will be sufficient to meet our anticipated cash needs for at least the next twelve months. Based on our available cash and our expected operating cash requirements, we currently do not intend to sell these securities prior to maturity and it is more likely than not that we will not be required to sell these securities before we recover the amortized cost basis. Accordingly, we believe there are no other-than-temporary impairments on these securities and have not recorded any provisions for impairment.

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

NEKTAR THERAPEUTICS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Nektar Therapeutics

We have audited the accompanying consolidated balance sheets of Nektar Therapeutics as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nektar Therapeutics at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Nektar Therapeutics’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California

March 1, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Nektar Therapeutics

We have audited Nektar Therapeutics’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Nektar Therapeutics’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Nektar Therapeutics maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nektar Therapeutics as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2016 of Nektar Therapeutics and our report dated March 1, 2017 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Redwood City, California

March 1, 2017

NEKTAR THERAPEUTICS

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value information)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$59,640	$55,570
Short-term investments	329,462	253,374
Accounts receivable, net of allowance of nil at December 31, 2016 and 2015	15,678	19,947
Inventory	11,109	11,346
Other current assets	10,363	9,814
Total current assets	426,252	350,051
Property, plant and equipment, net	65,601	71,336
Goodwill	76,501	76,501
Other assets	517	754
Total assets	$568,871	$498,642
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,816	$2,363
Accrued compensation	18,280	5,998
Accrued clinical trial expenses	7,958	8,220
Other accrued expenses	4,711	4,156
Interest payable	4,198	4,198
Capital lease obligations, current portion	2,908	4,756
Liability related to refundable upfront payment	12,500	—
Deferred revenue, current portion	14,352	21,428
Other current liabilities	4,499	10,127
Total current liabilities	72,222	61,246
Senior secured notes, net	243,464	241,699
Capital lease obligations, less current portion	2,223	1,073
Liability related to the sale of future royalties, net	105,950	116,029
Deferred revenue, less current portion	51,887	62,426
Other long-term liabilities	5,000	9,740
Total liabilities	480,746	492,213
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares designated, issued or outstanding at December 31, 2016 or 2015	—	—
Common stock, $0.0001 par value; 300,000 shares authorized; 153,212 shares and 135,289 shares issued and outstanding at December 31, 2016 and 2015, respectively	15	13
Capital in excess of par value	2,111,483	1,876,072
Accumulated other comprehensive loss	(2,363)	(2,170)
Accumulated deficit	(2,021,010)	(1,867,486)
Total stockholders’ equity	88,125	6,429
Total liabilities and stockholders’ equity	$568,871	$498,642

The accompanying notes are an integral part of these consolidated financial statements.

NEKTAR THERAPEUTICS

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

	Year Ended December 31,
	2016	2015	2014
Revenue:
Product sales	$55,354	$40,155	$25,152
Royalty revenue	19,542	2,967	329
Non-cash royalty revenue related to sale of future royalties	30,158	22,058	21,937
License, collaboration and other revenue	60,382	165,604	153,289
Total revenue	165,436	230,784	200,707
Operating costs and expenses:
Cost of goods sold	30,215	34,102	28,533
Research and development	203,801	182,787	147,734
General and administrative	44,275	43,266	40,925
Total operating costs and expenses	278,291	260,155	217,192
Loss from operations	(112,855)	(29,371)	(16,485)
Non-operating income (expense):
Interest expense	(22,468)	(18,282)	(17,869)
Non-cash interest expense on liability related to sale of future royalties	(19,712)	(20,619)	(20,888)
Loss on extinguishment of debt	—	(14,079)	—
Interest income and other income (expense), net	2,387	1,680	814
Total non-operating expense, net	(39,793)	(51,300)	(37,943)
Loss before provision (benefit) for income taxes	(152,648)	(80,671)	(54,428)
Provision (benefit) for income taxes	876	506	(512)
Net loss	$(153,524)	$(81,177)	$(53,916)
Basic and diluted net loss per share	$(1.10)	$(0.61)	$(0.42)
Weighted average shares outstanding used in computing basic and diluted net loss per share	139,596	132,458	126,873

The accompanying notes are an integral part of these consolidated financial statements.

NEKTAR THERAPEUTICS

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net loss	$(153,524)	$(81,177)	$(53,916)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale investments, net of tax	79	(226)	(95)
Net foreign currency translation loss	(272)	(377)	(291)
Other comprehensive loss, net of tax	(193)	(603)	(386)
Comprehensive loss	$(153,717)	$(81,780)	$(54,302)

The accompanying notes are an integral part of these consolidated financial statements.

NEKTAR THERAPEUTICS

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

	Common Shares	Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2013	116,494	$11	$1,643,660	$(1,181)	$(1,732,393)	$(89,903)
Sale of common stock, net of issuance costs of $617	9,775	1	116,535	—	—	116,536
Shares issued under equity compensation plans	4,947	1	46,983	—	—	46,984
Stock-based compensation	—	—	17,017	—	—	17,017
Other comprehensive loss	—	—	—	(386)	—	(386)
Net loss	—	—	—	—	(53,916)	(53,916)
Balance at December 31, 2014	131,216	13	1,824,195	(1,567)	(1,786,309)	36,332
Shares issued under equity compensation plans	4,073	—	32,208	—	—	32,208
Stock-based compensation	—	—	19,669	—	—	19,669
Other comprehensive loss	—	—	—	(603)	—	(603)
Net loss	—	—	—	—	(81,177)	(81,177)
Balance at December 31, 2015	135,289	13	1,876,072	(2,170)	(1,867,486)	6,429
Sale of common stock, net of issuance costs of $439	14,950	2	189,274	—	—	189,276
Shares issued under equity compensation plans	2,973	—	20,287	—	—	20,287
Stock-based compensation	—	—	25,850	—	—	25,850
Other comprehensive loss	—	—	—	(193)	—	(193)
Net loss	—	—	—	—	(153,524)	(153,524)
Balance at December 31, 2016	153,212	$15	$2,111,483	$(2,363)	$(2,021,010)	$88,125

The accompanying notes are an integral part of these consolidated financial statements.

NEKTAR THERAPEUTICS

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(153,524)	$(81,177)	$(53,916)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash royalty revenue related to sale of future royalties	(30,158)	(22,058)	(21,937)
Non-cash interest expense on liability related to sale of future royalties	19,712	20,619	20,888
Stock-based compensation	25,850	19,669	17,017
Depreciation and amortization	15,351	12,855	12,927
Loss from redemption premium and incremental interest on 12% senior secured notes	—	12,500	—
Write-off of deferred financing costs on 12% senior secured notes	—	1,579	—
Other non-cash transactions	(2,185)	(2,365)	(560)
Changes in assets and liabilities:
Accounts receivable, net	4,269	(16,340)	(1,378)
Inventory	237	1,606	500
Other assets	(312)	(825)	(3,294)
Accounts payable	518	(412)	(6,359)
Accrued compensation	12,282	249	(8,505)
Accrued clinical trial expenses	(262)	512	(9,197)
Other accrued expenses	191	(2,278)	273
Interest payable	—	(2,719)	—
Liability related to refundable upfront payment	12,500	—	—
Deferred revenue	(17,615)	(17,530)	(4,664)
Liability related to receipt of refundable milestone payment	—	—	(70,000)
Other liabilities	(3,878)	3,032	(13,801)
Net cash used in operating activities	(117,024)	(73,083)	(142,006)
Cash flows from investing activities:
Purchases of investments	(334,659)	(297,608)	(297,251)
Maturities of investments	253,682	226,923	247,995
Sales of investments	4,969	42,544	21,661
Release of restricted cash	—	25,000	—
Purchases of property, plant and equipment	(6,392)	(11,195)	(9,976)
Net cash used in investing activities	(82,400)	(14,336)	(37,571)
Cash flows from financing activities:
Payment of capital lease obligations	(5,945)	(5,187)	(3,536)
Issuance of common stock, net of issuance costs	189,276	—	116,536
Proceeds from shares issued under equity compensation plans	20,287	32,208	46,984
Proceeds from issuance of 7.75% senior secured notes, net of issuance costs	—	241,262	—
Repayment of 12% senior secured notes	—	(125,000)	—
Payment of redemption premium and incremental interest on 12% senior secured notes	—	(12,500)	—
Repayment of proceeds from sale of future royalties	—	—	(7,000)
Net cash provided by financing activities	203,618	130,783	152,984
Effect of exchange rates on cash and cash equivalents	(124)	(159)	(109)
Net increase (decrease) in cash and cash equivalents	4,070	43,205	(26,702)
Cash and cash equivalents at beginning of year	55,570	12,365	39,067
Cash and cash equivalents at end of year	$59,640	$55,570	$12,365
Supplemental disclosure of cash flow information:
Cash paid for interest	$20,589	$20,225	$17,445
Cash paid for income taxes	$757	$860	$964
Supplemental schedule of non-cash investing and financing activities:
Property and equipment acquired through capital leases and other financing	$1,568	$93	$5,231

The accompanying notes are an integral part of these consolidated financial statements.

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

Note 1 — Organization and Summary of Significant Accounting Policies

Organization

We are a research-based biopharmaceutical company headquartered in San Francisco, California and incorporated in Delaware. We are developing a pipeline of drug candidates that utilize our advanced polymer conjugate technology platforms, which are designed to enable the development of new molecular entities that target known mechanisms of action. Our research and development pipeline of new investigational drugs includes treatments for cancer, auto-immune disease and chronic pain.

Our research and development activities have required significant ongoing investment to date and are expected to continue to require significant investment. As a result, we expect to continue to incur substantial losses and negative cash flows from operations in the future. We have financed our operations primarily through cash generated from licensing, collaboration and manufacturing agreements and financing transactions. At December 31, 2016, we had approximately $389.1 million in cash and investments in marketable securities. Also, as of December 31, 2016, we had $255.1 million in debt, including $250.0 million in principal of senior secured notes and $5.1 million of capital lease obligations, of which $2.9 million is current.

Basis of Presentation, Principles of Consolidation and Use of Estimates

Our consolidated financial statements include the financial position, results of operations and cash flows of our wholly-owned subsidiaries: Nektar Therapeutics (India) Private Limited (Nektar India) and Nektar Therapeutics UK Limited. All intercompany accounts and transactions have been eliminated in consolidation.

Our Consolidated Financial Statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting our consolidated financial results. Translation gains and losses are included in accumulated other comprehensive income (loss) in the stockholders’ equity section of the Consolidated Balance Sheets. To date, such cumulative translation adjustments have not been significant to our consolidated financial position. Aggregate gross foreign currency transaction gains (losses) recorded in operations for the years ended December 31, 2016, 2015, and 2014 were not significant.

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Accounting estimates and assumptions are inherently uncertain. Actual results could differ materially from those estimates and assumptions. Our estimates include those related to estimated selling prices of deliverables in collaboration agreements, estimated periods of performance, the net realizable value of inventory, the impairment of investments, the impairment of goodwill and long-lived assets, contingencies, accrued clinical trial expenses, estimated non-cash royalty revenue and non-cash interest expense from our liability related to our sale of future royalties, stock-based compensation, and ongoing litigation, among other estimates. We base our estimates on historical experience and on other assumptions that management believes are reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities when these values are not readily apparent from other sources. As appropriate, estimates are assessed each period and updated to reflect current information and any changes in estimates will generally be reflected in the period first identified.

Reclassifications

Certain items previously reported in specific financial statement captions have been reclassified to conform to the current period presentation, including as a result of the adoption of new accounting guidance related to the classification of debt issuance costs described below. Such reclassifications do not materially impact previously reported revenue, operating loss, net loss, total assets, liabilities or stockholders’ equity.

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

Our cash, cash equivalents, and short-term investments are exposed to credit risk in the event of default by the third parties that hold or issue such assets. Our cash, cash equivalents, and short-term investments are held by financial institutions that management believes are of high credit quality. Our investment policy limits investments to fixed income securities denominated and payable in U.S. dollars such as U.S. government obligations, money market instruments and funds, and corporate bonds and places restrictions on maturities and concentrations by type and issuer.

Accounts Receivable and Significant Customer Concentrations

Our customers are primarily pharmaceutical and biotechnology companies that are located in the U.S. and Europe. Our accounts receivable balance contains billed and unbilled trade receivables from product sales, milestones, other contingent payments and royalties, as well as time and materials based billings from collaborative research and development agreements. When appropriate, we provide for an allowance for doubtful accounts by reserving for specifically identified doubtful accounts. We generally do not require collateral from our customers. We perform a regular review of our customers’ credit risk and payment histories, including payments made subsequent to year-end. We have not experienced significant credit losses from our accounts receivable. At December 31, 2016, three different customers represented 39%, 32%, and 13%, respectively, of our accounts receivable. At December 31, 2015, three different customers represented 50%, 35%, and 10%, respectively, of our accounts receivable.

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

Long-Lived Assets

Property, plant and equipment are stated at cost. Major improvements are capitalized, while maintenance and repairs are expensed when incurred. Manufacturing, laboratory and other equipment are depreciated using the straight-line method generally over estimated useful lives of three to ten years. Buildings are depreciated using the straight-line method generally over the estimated useful life of twenty years. Leasehold improvements and buildings recorded under capital leases are depreciated using the straight-line method over the shorter of the estimated useful life or the remaining term of the lease.

Goodwill represents the excess of the price paid for another entity over the fair value of the assets acquired and liabilities assumed in a business combination. We are organized in one reporting unit and evaluate the goodwill for the Company as a whole. Goodwill has an indefinite useful life and is not amortized, but instead tested for impairment at least annually in the fourth quarter of each year using an October 1 measurement date.

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

Product sales

Product sales are primarily derived from fixed price manufacturing and supply agreements with our collaboration partners. We have not experienced any significant returns from our customers.

Royalty revenue

Generally, we are entitled to royalties from our collaboration partners based on the net sales of their approved drugs that are marketed and sold in one or more countries where we hold royalty rights. We recognize royalty revenue when the cash is received or when the royalty amount to be received is estimable and collection is reasonably assured. With respect to the non-cash royalties related to sale of future royalties described in Note 7, revenue is recognized when estimable, otherwise, revenue is recognized during the period in which the related royalty report is received, which generally occurs in the quarter after the applicable product sales are made.

License, collaboration and other revenue

The amount of upfront fees and other payments received by us in license and collaboration arrangements that are allocated to continuing performance obligations, such as manufacturing and supply obligations, is deferred and generally recognized ratably over our expected performance period under each respective arrangement. We make our best estimate of the period over which we expect to fulfill our performance obligations, which may include technology transfer assistance, research activities, clinical development activities, and manufacturing activities from research and development through the commercialization of the product. Given the uncertainties of these collaboration arrangements, significant judgment is required to determine the duration of the performance period and this estimate is periodically re-evaluated.

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

We expense the value of the portion of the option or award that is ultimately expected to vest based on the historical forfeiture rate on a straight line basis over the requisite service periods in our Consolidated Statements of Operations. For options and awards that vest upon the achievement of performance milestones, we estimate the vesting period based on our evaluation of the probability of achievement of each respective milestone and the related estimated date of achievement. Stock-based compensation expense for purchases under the ESPP is recognized over the respective six-month purchase period. Expense amounts are recorded in cost of goods sold, research and development expense, and general and administrative expense based on the function of the applicable employee. Stock-based compensation charges are non-cash charges and as such have no impact on our reported cash flows.

Net Loss Per Share

Basic net loss per share is calculated based on the weighted-average number of common shares outstanding during the periods presented. For all periods presented in the Consolidated Statements of Operations, the net loss available to common stockholders is equal to the reported net loss. Basic and diluted net loss per share are the same due to our historical net losses and the requirement to exclude potentially dilutive securities which would have an anti-dilutive effect on net loss per share. During 2016, 2015 and 2014, potentially dilutive securities consisted of common shares underlying outstanding stock options and RSUs. There were weighted average outstanding stock options and RSUs of 19.9 million, 21.1 million and 21.9 million during the years ended December 31, 2016, 2015 and 2014, respectively.

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

Adoption of New Accounting Principle

In April 2015, the Financial Accounting Standards Board (FASB) issued guidance to simplify the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability. This guidance is effective for our interim and annual periods beginning January 1, 2016. Upon adoption, the new guidance must be applied retrospectively to all periods presented. Accordingly, as of January 1, 2016, we reclassified $0.4 million and $3.0 million of capitalized debt issuance costs to senior secured notes, net, and liability related to the sale of future royalties, net, respectively, from our other assets balance. This reclassification has also been applied retrospectively to these balances in our Consolidated Balance Sheet as of December 31, 2015.

Recent Accounting Pronouncements

In May 2014, the FASB issued guidance codified in Accounting Standards Codification (ASC) 606, Revenue Recognition — Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition, and is effective for public companies for annual and interim periods beginning after December 15, 2017. Numerous updates have been issued subsequent to the initial FASB guidance that provide clarification on a number of specific issues as well as requiring additional disclosures. We plan to adopt the standard in the first quarter of 2018 using the modified retrospective method. Although we are still evaluating our contracts and assessing all the potential impacts of the standard on existing arrangements we anticipate the adoption may have a material impact on our consolidated financial statements. Specifically, the new standard differs from the current accounting standard in many respects, such as in the accounting for variable consideration, including milestone payments or contingent payments from our collaboration partners.  Under our current accounting policy, we recognize contingent or milestone payments as revenue in the period that the payment-triggering event occurred or is achieved. The new revenue standard, however, may require us to recognize these payments before the payment-triggering event is completely achieved, subject to management’s assessment of whether it is probable that the triggering event will be achieved and that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

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

Note 2 — Cash and Investments in Marketable Securities

Cash and investments in marketable securities, including cash equivalents and restricted cash, are as follows (in thousands).

	Estimated Fair Value at
	December 31, 2016	December 31, 2015
Cash and cash equivalents	$59,640	$55,570
Short-term investments	329,462	253,374
Total cash and investments in marketable securities	$389,102	$308,944

We invest in liquid, high quality debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in securities with maturities of two years or less and maintain a weighted average maturity of one year or less. As December 31, 2016 and 2015, all of our investments had maturities of one year or less.

Gross unrealized gains and losses were not significant at either December 31, 2016 or 2015. During the years ended December 31, 2016, 2015 and 2014, we sold available-for-sale securities totaling $5.0 million, $42.5 million, and $21.7 million, respectively, and realized gains and losses were not significant in any of those periods.

Under the terms of our 7.75% senior secured notes due October 2020, we are required to maintain a minimum cash and investments in marketable securities balance of $60.0 million.

Our portfolio of cash and investments in marketable securities includes (in thousands):

		Estimated Fair Value at
	Fair Value Hierarchy Level	December 31, 2016	December 31, 2015
Corporate commercial paper	2	$160,920	$61,150
Corporate notes and bonds	2	156,044	181,969
Obligations of U.S. government agencies	2	13,749	7,325
Available-for-sale investments		330,713	250,444
Money market funds	1	51,104	53,728
Certificate of deposit	N/A	2,930	2,930
Cash	N/A	4,355	1,842
Total cash and investments in marketable securities		$389,102	$308,944

Level 1 —	Quoted prices in active markets for identical assets or liabilities.
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

All of our investments are categorized as Level 1 or Level 2, as explained in the table above. During the years ended December 31, 2016, 2015 and 2014 there were no transfers between Level 1 and Level 2 of the fair value hierarchy.

At December 31, 2016 and 2015, we had letter of credit arrangements in favor of a landlord and certain vendors totaling $2.4 million. These letters of credit are secured by investments of similar amounts.

Note 3 — Inventory

Inventory consists of the following (in thousands):

	December 31,
	2016	2015
Raw materials	$2,055	$3,236
Work-in-process	7,311	6,087
Finished goods	1,743	2,023
Total inventory	$11,109	$11,346

Note 4 — Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	December 31,
	2016	2015
Building and leasehold improvements	$75,137	$77,665
Manufacturing equipment	44,237	35,631
Laboratory equipment	27,424	27,309
Furniture, fixtures and other equipment	26,590	24,987
Depreciable property, plant and equipment at cost	173,388	165,592
Less: accumulated depreciation	(111,243)	(102,712)
Depreciable property, plant and equipment, net	62,145	62,880
Construction-in-progress	3,456	8,456
Property, plant and equipment, net	$65,601	$71,336

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

Depreciation expense, including depreciation of assets acquired through capital leases, for the years ended December 31, 2016, 2015, and 2014 was $13.2 million, $11.4 million, and $11.7 million, respectively.

Note 5 — Senior Secured Notes

On September 30, 2015, we entered into a purchase agreement with TC Lending, LLC and TAO Fund, LLC for the sale of $250.0 million in aggregate principal amount of 7.75% senior secured notes due 2020 (the “Notes”). On October 5, 2015, we completed the sale and issuance of the Notes. The Notes are secured by a first-priority lien on substantially all of our assets. The Notes bear interest at a rate of 7.75% per annum payable in cash quarterly in arrears on January 15, April 15, July 15, and October 15 of each year. Interest is calculated based on actual days outstanding over a 360 day year. The Notes will mature on October 5, 2020, at which time the outstanding principal will be due and payable.

In connection with the issuance of the Notes, we paid fees and expenses of $8.9 million, of which $8.7 million of transaction and facility fees paid directly to the purchasers of the Notes and other direct issuance costs were capitalized as a debt discount and issuance costs and are recorded as a reduction to the senior secured notes, net liability balance in our Consolidated Balance Sheet. The unamortized balance of these costs is $6.5 million at December 31, 2016 and will be amortized to interest expense over the remainder of the five year term of the Notes.

On October 5, 2015, we used a portion of the proceeds from the Notes to redeem the $125.0 million in aggregate principal amount of 12.0% senior secured notes due in 2017 (12% Notes).  In addition, on October 5, 2015, we paid $3.3 million of accrued interest on the 12% Notes and made a $12.5 million redemption payment, which includes $1.2 million of additional interest paid to the note holders at redemption. As a result, we received $100.3 million in net proceeds in connection with these transactions.  In addition, as a result of these transactions, in the year ended December 31, 2015, we recognized a $14.1 million loss on extinguishment of our 12% Notes, which consists of the $11.3 million redemption premium and $1.2 million of incremental interest paid to the note holders and the write-off of $1.6 million of unamortized issuance costs.

The agreement, pursuant to which the Notes were issued, contains customary covenants, including covenants that limit or restrict our ability to incur liens, incur indebtedness, declare or pay dividends, redeem stock, issue preferred stock, make certain investments, merge or consolidate, make dispositions of assets, or enter into certain new businesses or transactions with affiliates, but do not contain covenants related to future financial performance. In particular, the Notes agreement requires us to maintain a minimum cash and investments in marketable securities balance of $60.0 million during the term of the Notes. The Notes agreement provides that, beginning on October 5, 2017, we may redeem some or all of the Notes, subject to certain prepayment premiums and conditions. If we experience certain change of control events, the holders of the Notes will have the right to require us to purchase all or a portion of the Notes at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the date of purchase. In addition, upon certain asset sales, we may be required to offer to use the net proceeds thereof to purchase some of the Notes at 100% of the principal amount thereof, plus accrued and unpaid interest to the date of purchase.

As of December 31, 2016, based on a discounted cash flow analysis using Level 3 inputs including financial discount rates, we believe the $250.0 million in principal amount of the Notes is consistent with its fair value.

Note 6 — Leases

Capital Leases

We have purchased certain manufacturing and office equipment under capital leases. As of December 31, 2016 and 2015, the gross amount of assets recorded under capital leases was $8.2 million and $5.1 million, respectively, and the recorded value of these assets, net of depreciation, was $7.4 million and $3.2 million, respectively.

We previously leased office space at 201 Industrial Road in San Carlos, California under a capital lease arrangement. This lease and related subleases ended on October 5, 2016.

Future minimum payments for our capital leases at December 31, 2016 are as follows (in thousands):

Year ending December 31,
2017	$3,270
2018	2,339
Total minimum payments required	5,609
Less: amount representing interest	(478)
Present value of future minimum lease payments	5,131
Less: current portion	(2,908)
Capital lease obligation, less current portion	$2,223

Operating Leases

On September 30, 2009, we entered into an operating sublease (Sublease) with Pfizer, Inc. for a 126,285 square foot facility located in San Francisco, California (Mission Bay Facility). The Sublease term is 114 months, commencing in August 2010 and terminating on January 31, 2020 and we began making non-cancelable lease payments in 2014, after the expiration of our free rent period on August 1, 2014. Monthly base rent will escalate over the term of the sublease at various intervals. In addition, throughout the term of the Sublease, we are responsible for paying certain costs and expenses specified in the Sublease, including insurance costs and a pro rata share of operating expenses and applicable taxes for the Mission Bay Facility.

We recognize rent expense on a straight-line basis over the lease period. For the years ended December 31, 2016, 2015, and 2014, rent expense was approximately $3.2 million in each year. As of December 31, 2016 and 2015, we had total deferred rent balances of $6.6 million and $8.5 million, respectively, which are recorded in other current and other long-term liabilities in our Consolidated Balance Sheets.

Our future minimum lease payments for our operating leases at December 31, 2016 are as follows (in thousands):

Year ending December 31,
2017	$5,037
2018	5,187
2019	5,344
2020	452
Total future minimum lease payments	$16,020

Note 7 — Liability Related to the Sale of Future Royalties

On February 24, 2012, we entered into a Purchase and Sale Agreement (the Purchase and Sale Agreement) with RPI Finance Trust (RPI), an affiliate of Royalty Pharma, pursuant to which we sold, and RPI purchased, our right to receive royalty payments (the Royalty Entitlement) arising from the worldwide net sales, from and after January 1, 2012, of (a) CIMZIA®, under our license, manufacturing and supply agreement with UCB Pharma (UCB), and (b) MIRCERA®, under our license, manufacturing and supply agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (together referred to as Roche). We received aggregate cash proceeds of $124.0 million for the Royalty Entitlement. As part of this sale, we incurred approximately $4.4 million in transaction costs, which will be amortized to interest expense over the estimated life of the Purchase and Sale Agreement.  Although we sold all of our rights to receive royalties from the CIMZIA® and MIRCERA® products, as a result of our ongoing manufacturing and supply obligations related to the generation of these royalties, we will continue to account for these royalties as revenue and we recorded the $124.0 million in proceeds from this transaction as a liability (Royalty Obligation) that will be amortized using the interest method over the estimated life of the Purchase and Sale Agreement.

The following table shows the activity within the liability account during the year ended December 31, 2016 and for the period from the inception of the royalty transaction on February 24, 2012 (inception) to December 31, 2016 (in thousands):

	Year ended December 31, 2016	Period from inception to December 31, 2016
Liability related to the sale of future royalties—beginning balance	$119,032	$—
Proceeds from sale of future royalties	—	124,000
Payments from Nektar to RPI	—	(10,000)
Non-cash CIMZIA® and MIRCERA® royalty revenue	(30,158)	(106,999)
Non-cash interest expense recognized	19,712	101,585
Liability related to the sale of future royalties – ending balance	108,586	108,586
Less: unamortized transaction costs	(2,636)	(2,636)
Liability related to the sale of future royalties, net	$105,950	$105,950

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

During the years ended December 31, 2016, 2015 and 2014, we recognized $30.2 million, $22.1 million, and $21.9 million, respectively, in non-cash royalties from net sales of CIMZIA® and MIRCERA® and we recorded $19.7 million, $20.6 million and $20.9 million, respectively, of related non-cash interest expense.

As royalties are remitted to RPI from Roche and UCB, the balance of the Royalty Obligation will be effectively repaid over the life of the agreement. In order to determine the amortization of the Royalty Obligation, we are required to estimate the total amount of future royalty payments to be received by RPI.  The sum of these amounts less the $124.0 million proceeds we received will be recorded as interest expense over the life of the Royalty Obligation. Since inception, our estimate of this total interest expense resulted in an effective annual interest rate of approximately 17%. We periodically assess the estimated royalty payments to RPI from UCB and Roche and to the extent the amount or timing of such payments is materially different than our original estimates, we will prospectively adjust the amortization of the Royalty Obligation. There are a number of factors that could materially affect the amount and timing of royalty payments from CIMZIA® and MIRCERA®, most of which are not within our control. Such factors include, but are not limited to, changing standards of care, the introduction of competing products, manufacturing or other delays, biosimilar competition, intellectual property matters, adverse events that result in governmental health authority imposed restrictions on the use of the drug products, significant changes in foreign exchange rates as the royalties remitted to RPI are made in U.S. dollars (USD) while significant portions of the underlying sales of CIMZIA® and MIRCERA® are made in currencies other than USD, and other events or circumstances that could result in reduced royalty payments from CIMZIA® and MIRCERA®, all of which would result in a reduction of non-cash royalty revenues and the non-cash interest expense over the life of the Royalty Obligation. Conversely, if sales of CIMZIA® and MIRCERA® are more than expected, the non-cash royalty revenues and the non-cash interest expense recorded by us would be greater over the term of the Royalty Obligation.

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

Note 8 — Commitments and Contingencies

Royalty Expense

We have third party licenses that require us to pay royalties based on our sales of certain products and/or on our recognition of royalty revenue under certain of our collaboration agreements. Royalty expense, which is reflected in cost of goods sold in our Consolidated Statements of Operations, was approximately $3.7 million, $2.8 million, and $3.4 million for the years ended December 31, 2016, 2015, and 2014, respectively. The overall maximum amount of these obligations is based upon sales of the applicable products by our collaboration partners and cannot be reasonably estimated.

Purchase Commitments

In the normal course of business, we enter into various firm purchase commitments related to contract manufacturing, clinical development and certain other items. As of December 31, 2016, these commitments were approximately $5.8  million, all of which are expected to be paid in 2017.

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

On August 14, 2015, Enzon, Inc. filed a breach of contract complaint in the Supreme Court of the State of New York (Court) claiming damages of $1.5 million (plus interest) for unpaid licensing fees through the date of the complaint. Enzon alleged that we failed to pay a post-patent expiration immunity fee related to one of the licenses. Following a hearing held on December 21, 2015, the Court granted Nektar’s motion to dismiss the Enzon complaint. Enzon filed an appeal to the Court’s dismissal decision. On October 25, 2016 the Supreme Court of the State of New York, Appellate Division, reversed the earlier decision by the Court granting Nektar’s motion to dismiss the Enzon complaint. As a result, the case has been remanded to the Court for further proceedings. No liability has been recorded for this matter on our Consolidated Balance Sheets as of December 31, 2016 or 2015.

Foreign Operations

We operate in a number of foreign countries. As a result, we are subject to numerous local laws and regulations that can result in claims made by foreign government agencies or other third parties that are often difficult to predict even after the application of good faith compliance efforts.

Indemnification Obligations

During the course of our normal operating activities, we have agreed to certain contingent indemnification obligations as further described below. The term of our indemnification obligations is generally perpetual. There is generally no limitation on the potential amount of future payments we could be required to make under these indemnification obligations. To date, we have not incurred significant costs to defend lawsuits or settle claims based on our indemnification obligations. If any of our indemnification obligations is triggered, we may incur substantial liabilities. Because the aggregate amount of any potential indemnification obligation is not a stated amount, the overall maximum amount of any such obligations cannot be reasonably estimated. No liabilities have been recorded for these obligations on our Consolidated Balance Sheets as of December 31, 2016 or 2015.

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

Director and Officer Indemnifications

As permitted under Delaware law, and as set forth in our Certificate of Incorporation and our Bylaws, we indemnify our directors, executive officers, other officers, employees, and other agents for certain events or occurrences that may arise while in such capacity. The maximum potential amount of future payments we could be required to make under this indemnification is unlimited; however, we have insurance policies that may limit our exposure and may enable us to recover a portion of any future amounts paid. Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits and other policy provisions, we believe any obligations under this indemnification would not be material, other than an initial $1.5 million per incident for merger and acquisition related claims, $1.3 million per incident for securities related claims and $0.5 million per incident for non-securities related claims retention deductible per our insurance policy. However, no assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case we may incur substantial liabilities as a result of these indemnification obligations.

Note 9 — Stockholders’ Equity

Preferred Stock

We have authorized 10,000,000 shares of Preferred Stock with each share having a par value of $0.0001. As of December 31, 2016 and 2015, no preferred shares are designated, issued or outstanding.

Common Stock

On October 24, 2016, we completed the issuance and sale of 14,950,000 shares of our common stock in an underwritten public offering with total proceeds of approximately $189.7 million after deducting the underwriting commissions and discounts of approximately $12.1 million. In addition, we incurred approximately $0.4 million in legal and accounting fees, filing fees, and other costs in connection with this offering.

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

Equity Compensation Plans

At December 31, 2016, we had 24,772,837 reserved shares of common stock, all of which are reserved for issuance under our equity compensation plans as summarized in the following table (share numbers in thousands):

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options & Vesting of RSUs (a)	Weighted- Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a) (c)
Equity compensation plans approved by security holders(1)	20,218	$12.08	3,113
Equity compensation plans not approved by security holders	1,442	$11.18	—
Total	21,660	$12.01	3,113

(1)	Includes shares of common stock available for future issuance under our ESPP as of December 31, 2016.

2012 Performance Incentive Plan

Our 2012 Performance Incentive Plan (2012 Plan) was adopted by the Board of Directors on April 4, 2012 and was approved by our stockholders on June 28, 2012. On the date of approval, any shares of our common stock that were available for issuance under all other previously existing stock plans (the 2008 Equity Incentive Plan, the 2000 Equity Incentive Plan, and the 2000 Non-Officer Equity Incentive Plan) became available for issuance under the 2012 Plan. In addition, 5,300,000 new shares were made available for award grants under the 2012 Plan. No new awards were granted under any of the previous stock plans after June 28, 2012. Any shares of common stock subject to outstanding awards under the previous stock plans that expire, are cancelled, or otherwise terminate at any time after December 31, 2011 are also available for award grant purposes under the 2012 Plan. On June 16, 2015, our stockholders approved an amendment to the 2012 Plan whereby 7,000,000 additional shares were made available for award grants under the 2012 Plan.

The purpose of the 2012 Plan and our other incentive plans is to attract, motivate, retain, and reward directors, officers, employees, and other eligible persons through the grant of awards and incentives for high levels of individual performance and increasing the value of our business, as well as to further align the interests of award recipients and our stockholders. The 2012 Plan authorizes stock options, stock appreciation rights, restricted stock, performance stock, stock units, stock bonuses, dividend equivalents, other similar rights to purchase or acquire shares, and other forms of awards granted or denominated in our common stock or units of the Company’s common stock, as well as cash bonus awards. Directors, officers, or employees, and certain consultants and advisors may receive awards under the 2012 Plan. Pursuant to the 2012 Plan, we granted or issued incentive stock options to officers and non-qualified stock options and RSUs to employees, officers, and non-employee directors. The requisite service period for stock options granted to our employees under the 2012 Plan as well as all other previously existing stock plans is generally four years; the requisite service period for stock options granted to our directors is generally one year. The requisite service period for RSUs granted under the 2012 Plan is generally three years for employees and one year for directors.

The maximum number of shares of our common stock that may be issued or transferred pursuant to awards under the 2012 Plan is 19,936,433 shares, plus any shares subject to outstanding awards under the previous stock plans that expire, are cancelled, or otherwise terminate for any reason. Generally, shares that are subject to or underlie awards which expire or for any reason are cancelled or terminated, are forfeited, fail to vest, or for any other reason (except for shares exchanged by a participant or withheld to pay the exercise price of an award granted and related tax withholding obligations) are not paid or delivered under the 2012 Plan will again be available for subsequent awards under the 2012 Plan. Shares issued in respect of any award, other than a stock option or stock appreciation right, granted under the 2012 Plan will be counted against the plan’s share limit as 1.5 shares for every one share actually issued in connection with the award.

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

401(k) Retirement Plan

We sponsor a 401(k) retirement plan whereby eligible employees may elect to contribute up to the lesser of 60% of their annual compensation or the statutorily prescribed annual limit allowable under Internal Revenue Service regulations. The 401(k) plan permits us to make matching contributions on behalf of all participants, up to a maximum of $3,000 per participant. For the years ended December 31, 2016, 2015, and 2014, we recognized $1.1 million, $0.9 million, and $0.9 million, respectively, of compensation expense in connection with our 401(k) retirement plan.

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

In accordance with our collaboration agreements, we recognized license, collaboration and other revenue as follows (in thousands):

		Year Ended December 31,
Partner	Agreement	2016	2015	2014
AstraZeneca AB	MOVANTIK® and MOVANTIK® fixed-dose combination program	$33,000	$130,000	$105,001
Roche	PEGASYS® and MIRCERA®	7,685	12,816	12,845
Amgen, Inc.	Neulasta®	5,000	5,000	5,000
Daiichi Sankyo Europe GmbH	ONZEALDTM (NKTR-102)	3,690	—	—
Bayer Healthcare LLC	BAY41-6551 (Amikacin Inhale)	1,429	1,919	4,717
Baxalta Incorporated	ADYNOVATE®	650	10,694	10,258
Other		8,928	5,175	15,468
License, collaboration and other revenue		$60,382	$165,604	$153,289

As of December 31, 2016, our collaboration agreements with partners included potential future payments for development milestones totaling approximately $147.0 million, including amounts from our agreements with Daiichi, Bayer, Baxalta and Ophthotech described below. In addition, under our collaboration agreements we are entitled to receive contingent development payments and contingent sales milestones and royalty payments, including those related to MOVANTIK® and the MOVANTIK® fixed-dose combination drug development programs, as described below.

AstraZeneca AB: MOVANTIK® (naloxegol oxalate), previously referred to as naloxegol and NKTR-118, and MOVANTIK® fixed-dose combination program, previously referred to as NKTR-119

We are a party to an agreement with AstraZeneca AB (AstraZeneca) under which we granted AstraZeneca a worldwide, exclusive license under our patents and other intellectual property to develop, market, and sell MOVANTIK® and MOVANTIK® fixed-dose combination program. AstraZeneca is responsible for all research, development and commercialization and is responsible for all drug development and commercialization decisions for MOVANTIK® and the MOVANTIK® fixed-dose combination program. AstraZeneca paid us an upfront payment of $125.0 million, which we received in the fourth quarter of 2009 and which was fully recognized as of December 31, 2010. In addition, we have received the payments described further below based on development events related to MOVANTIK® completed solely by AstraZeneca. We are entitled to receive up to $75.0 million of commercial launch contingent payments related to the MOVANTIK® fixed-dose combination program, based on development events to be pursued and completed solely by AstraZeneca. In addition, we are entitled to significant and escalating double-digit royalty payments and sales milestone payments based on annual worldwide net sales of MOVANTIK® and MOVANTIK® fixed-dose combination products.

On September 16, 2014, the United States Food and Drug Administration (FDA) approved MOVANTIK® for the treatment of opioid-induced constipation (OIC) in adult patients with chronic, non-cancer pain. As a result of the FDA’s approval, in 2014 we recognized a total of $105.0 million of payments received from AstraZeneca. On December 9, 2014, AstraZeneca announced that MOVENTIG® (the naloxegol brand name in the European Union or EU) had been granted Marketing Authorisation by the European Commission (EC) for the treatment of opioid-induced constipation (OIC) in adult patients who have had an inadequate response to laxative(s). In March 2015, AstraZeneca announced that MOVANTIK® launched in the United States which resulted in our receipt and recognition of a $100.0 million non-refundable commercial launch payment in March 2015.  In March 2015, we agreed to pay AstraZeneca a total of $10.0 million to fund U.S. television advertising in consideration for certain additional commercial information rights. We recorded this $10.0 million obligation as a liability and made the initial $5.0 million payment to AstraZeneca in July 2015 and the remaining $5.0 million payment in July 2016. We determined that this $10.0 million obligation should be recorded as a reduction of revenue, which we recorded in 2015. In August 2015, we received and recognized as revenue an additional $40.0 million non-refundable payment triggered by the first commercial sale of MOVENTIG® in Germany.

On March 1, 2016, AstraZeneca announced that it had entered into an agreement with ProStrakan Group plc, a subsidiary of Kyowa Hakko Kirin Co. Ltd. (Kirin), granting Kirin exclusive marketing rights to MOVENTIG® in the EU, Iceland, Liechtenstein, Norway and Switzerland. Under the terms of AstraZeneca’s agreement with Kirin, Kirin made a $70.0 million upfront payment to AstraZeneca and will make additional payments based on achieving market access milestones, tiered net sales royalties, as well as sales milestones. Under our license agreement with AstraZeneca, AstraZeneca and we will share the upfront payment, market access milestones, royalties and sales milestones from Kirin with AstraZeneca receiving 60% and Nektar receiving 40%. This payment sharing arrangement is in lieu of other royalties payable by AstraZeneca to us and a portion of the sales milestones as described below. Our 40% share of royalty payments made by Kirin to AstraZeneca will be financially equivalent to us receiving high single-digit to low double-digit royalties dependent on the level of Kirin’s net sales. Kirin’s MOVENTIG® net sales will be included for purposes of achieving the annual global sales milestones payable to us by AstraZeneca and will also be included for purposes of determining the applicable ex-U.S. royalty rate, from the tier schedule in our AstraZeneca license agreement, that will be applied to ex-U.S. sales outside of the Kirin territory. The global sales milestones under our license agreement with AstraZeneca will be reduced in relation to the amount of Kirin MOVENTIG® net sales that contribute to any given annual sales milestone target. As a result, in April 2016, we received 40% (or $28.0 million) of the $70.0 million payment received by AstraZeneca from Kirin. In addition, in the year ended December 31, 2016, we recognized another $5.0 million related to our share of similar payments made to AstraZeneca in 2016.  As of December 31, 2016, we do not have deferred revenue related to our agreement with AstraZeneca.

In general, other than as described above and in this paragraph, AstraZeneca has full responsibility for all research, development and commercialization costs under our license agreement. As part of its approval of MOVANTIK®, the FDA required AstraZeneca to perform a post-marketing, observational epidemiological study comparing MOVANTIK® to other treatments of OIC in patients with chronic, non-cancer pain. As a result, the royalty rate payable to us from net sales of MOVANTIK® in the U.S. by AstraZeneca will be reduced by up to two percentage points to fund 33% of the external costs incurred by AstraZeneca to fund such post approval study, subject to a $35.0 million aggregate cap. Any costs incurred by AstraZeneca can only be recovered by the reduction of the royalty paid to us. In no case can amounts be recovered by the reduction of a contingent payment due from AstraZeneca to us or through a payment from us to AstraZeneca.

Daiichi Sankyo Europe GmbH:  ONZEALDTM (etirinotecan pegol), also referred to as NKTR-102

Effective May 30, 2016, we entered into a collaboration and license agreement with Daiichi Sankyo Europe GmbH, a German limited liability company (Daiichi), under which we  granted Daiichi exclusive commercialization rights in the European Economic Area, Switzerland, and Turkey (collectively, the European Territory) to our proprietary product candidate ONZEALDTM (etirinotecan pegol), which is also known as NKTR-102, a long-acting topoisomerase I inhibitor in clinical development for the treatment of adult patients with advanced breast cancer who have brain metastases (BCBM). Nektar retains all rights to ONZEALDTM in all countries outside the European Territory including the United States.

Under the terms of the agreement and in consideration for the exclusive commercialization rights in the European Territory, Daiichi paid us a $20.0 million up-front payment in August 2016 and we will be eligible to receive up to an aggregate of $60.0 million in regulatory and commercial milestones, including a $10.0 million payment upon the first commercial sale of ONZEALDTM following conditional marketing approval by the European Commission (EC), a $25.0 million payment upon the first commercial sale following final marketing authorization approval of ONZEALDTM by the EC, and a $25.0 million sales milestone upon Daiichi’s first achievement of a certain specified annual net sales target. We are also eligible to receive a 20% royalty on net sales of ONZEALDTM by Daiichi in all countries in the European Territory except for net sales in Turkey where Nektar is eligible to receive a 15% royalty. The parties will enter into a supply agreement whereby we will be responsible for supplying Daiichi with its requirements for ONZEALDTM on a fully burdened reimbursed cost basis. Daiichi will be responsible for all commercialization activities for ONZEALDTM in the European Territory and will bear all associated costs. In addition, we are responsible for funding and conducting a Phase 3 confirmatory trial in patients with BCBM which we call the ATTAIN study, which was initiated in the fourth quarter of 2016.

Daiichi may terminate the agreement in the event that the EC does not grant conditional marketing approval for ONZEALDTM based on existing clinical data for ONZEALDTM or the conditional marketing approval for ONZEALDTM is not granted prior to a pre-specified future date (Daiichi Pre-Conditional Approval Termination). We may terminate the Agreement in the event that the EC requires changes in the ATTAIN study that materially increase the costs of such trial and Daiichi elects not to reimburse us for such incremental costs (Nektar Pre-Conditional Approval Termination). In the event of a Daiichi Pre-Conditional Approval Termination or a Nektar Pre-Conditional Approval Termination, we would be obligated to pay Daiichi a $12.5 million termination payment. Following conditional marketing approval of ONZEALDTM by the EC, we would no longer have such termination payment obligation. Each party has certain other termination rights based on the safety or efficacy findings including the outcome of the ATTAIN study and any material uncured breaches of the Agreement. The $12.5 million contingent termination payment from us to Daiichi is recorded in our liability related to refundable upfront payment balance in our Consolidated Balance Sheet at December 31, 2016.

We identified our grant of the exclusive license to Daiichi on May 30, 2016 and our ongoing clinical and regulatory development service obligations as the significant, non-contingent deliverables under the agreement and determined that each represents a separate unit of accounting. We made our best estimate of the selling price for the license grant based on a discounted cash flow analysis of projected ONZEALDTM sales and estimated the selling price for the development services based on our experience with the costs of similar clinical studies and regulatory activities. Based on these estimates, we allocated the $7.5 million non-refundable portion of the $20.0 million upfront payment from Daiichi to these items based on their relative selling prices. As a result, we recognized $3.7 million of revenue in 2016 from this arrangement, primarily related to the delivery of the license. As of December 31, 2016, we have deferred revenue of approximately $3.8 million related to our development service obligations under this agreement, which we expect to recognize through May 2021, the estimated end of our development obligations. If and when the remaining $12.5 million portion of the upfront payment becomes non-refundable, we expect to allocate this amount between the license and development service obligation consistent with the estimated selling prices of these deliverables. The license related amount will be recognized immediately and the development service related amount will be recorded as deferred revenue and recognized ratably over the remaining obligation period.

We determined that the milestones noted above payable to us by Daiichi upon the first commercial sale of ONZEALDTM following conditional marketing approval and following final marketing authorization approval of ONZEALDTM by the EC are substantive milestones that will be recognized if and when achieved. In addition, we determined that the sales milestone due to us upon Daiichi’s first achievement of a certain specified annual net sales target should be considered a contingent payment and will be recognized if and when achieved.

Baxalta Incorporated: Hemophilia

We are a party to an exclusive research, development, license and manufacturing and supply agreement with Baxalta Incorporated (Baxalta), a subsidiary of Shire Plc, entered into in September 2005 to develop products designed to improve therapies for Hemophilia A patients using our PEGylation technology.  Under the terms of the agreement, we are entitled to research and development funding and are responsible for supplying Baxalta with its requirements for our proprietary materials. Baxalta is responsible for all clinical development, regulatory, and commercialization expenses. The agreement is terminable by the parties under customary conditions.

This Hemophilia A program includes ADYNOVATE®, which was approved by the FDA in November 2015 for use in adults and adolescents, aged 12 years and older, who have Hemophilia A, and is now marketed in the U.S. As a result of the FDA’s approval, we earned a $10.0 million development milestone in November 2015, which was received in January 2016. In September 2014, as a result of Baxalta’s Phase 3 clinical trial results, we earned development milestones totaling $8.0 million. In addition, under the terms of this agreement, we are entitled to a $10.0 million development milestone due upon marketing authorization in the EU, as well as sales milestones upon achievement of annual sales targets and royalties based on annual worldwide net sales of products resulting from this agreement. As of December 31, 2016, we do not have deferred revenue related to this agreement.

Roche: PEGASYS® and MIRCERA®

In February 2012, we entered into a toll-manufacturing agreement with Roche under which we agreed to manufacture the proprietary PEGylation material used by Roche to produce MIRCERA®. Roche entered into the toll-manufacturing agreement with the objective of establishing us as a secondary back-up supply source on a non-exclusive basis. Under the terms of our toll-manufacturing agreement, Roche paid us an upfront payment of $5.0 million and an additional $22.0 million in performance-based milestone payments upon our achievement of certain manufacturing readiness, validation and production milestones, including the delivery of specified quantities of PEGylation materials, all of which were completed as of January 2013. In addition, in 2013, we delivered additional quantities of PEGylation materials used by Roche to produce PEGASYS® and MIRCERA® for total consideration of $18.6 million. As of December 31, 2016, we no longer have any continuing manufacturing or supply obligations under this MIRCERA® agreement and, therefore, have no deferred revenue related to this agreement.

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

The term of the amended and restated agreement ends on October 29, 2020. In the event we become subject to a bankruptcy or insolvency proceeding, we cease to own or control the Facility, we fail to manufacture and supply or certain other events, Amgen or its designated third party will have the right to elect, among certain other options, to take title to the dedicated equipment and access the Facility to operate the Manufacturing Suite solely for the purpose of manufacturing the Polymer Materials. Amgen may terminate the amended and restated agreement for convenience or due to an uncured material default by us.

As of December 31, 2016, we have deferred revenue of approximately $19.2 million related to this agreement, which we expect to recognize through October 2020, the estimated end of our obligations under this agreement.

Bayer Healthcare LLC: BAY41-6551 (Amikacin Inhale)

In August 2007, we entered into a co-development, license and co-promotion agreement with Bayer Healthcare LLC (Bayer) to develop a specially-formulated inhaled Amikacin. We are responsible for development and manufacturing and supply of our proprietary nebulizer device included in the Amikacin product. Bayer is responsible for most future clinical development and commercialization costs, all activities to support worldwide regulatory filings, approvals and related activities, further development of Amikacin Inhale and final product packaging and distribution. In April 2013, Bayer initiated a Phase 3 clinical trial in the treatment of intubated and mechanically ventilated patients with Gram-negative pneumonia. As of December 31, 2016, we have received an upfront payment of $40.0 million (which was paid to us in 2007) and milestone payments totaling $30.0 million (the last of which was paid to us in 2013). In addition, in June 2013, we made a $10.0 million payment to Bayer for the reimbursement of some of its costs of the Phase 3 clinical trial.

We are entitled to receive a total of up to an additional $50.0 million of development milestones upon achievement of certain development objectives, including $25.0 million related to a successful regulatory approval filing, as well as sales milestones upon achievement of annual sales targets and royalties based on annual worldwide net sales of Amikacin Inhale. As of December 31, 2016, we have deferred revenue of approximately $17.9 million related to this agreement, which we expect to recognize through June 2029, the estimated end of our obligations under this agreement.

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

On December 12, 2016, Ophthotech announced that its two pivotal Phase 3 clinical trials investigating the superiority of Fovista® therapy in combination with Lucentis® therapy compared to Lucentis® monotherapy for the treatment of wet AMD had failed to meet their pre-specified primary endpoints. A separate Phase 3 clinical trial evaluating Fovista® in combination with Eylea® or Avastin® compared to Eylea® or Avastin® monotherapy for the treatment of wet AMD is fully enrolled and remains ongoing.  As of December 31, 2016, our obligations under the Ophthotech agreement are ongoing. As of December 31, 2016, we have accounts receivable of $6.1 million, which was subsequently collected in January 2017, and deferred revenue of approximately $16.8 million related to this agreement, which we expect to recognize through March 2029, the estimated end of our obligations under our agreement with Ophthotech. Our estimated performance obligation period is subject to reassessment each quarter and could change significantly based on Ophthotech’s pending Phase 3 study results.

Based on successful clinical study outcomes, we are entitled to additional payments based upon Ophthotech’s potential achievement of certain regulatory milestones. If commercialized, we are also entitled to royalties on net sales of Fovista® that vary based on sales levels as well as a sales milestone.

Bristol-Myers Squibb:  NKTR-214

On September 21, 2016, we entered into a Clinical Trial Collaboration Agreement (BMS Agreement) with Bristol-Myers Squibb Company, a Delaware corporation (BMS), pursuant to which we and BMS will collaborate to conduct Phase 1/2 clinical trials evaluating our IL-2-based CD122-biased agonist, known as NKTR-214, and BMS’ human monoclonal antibody that binds PD-1, known as Opdivo® (nivolumab), as a potential combination treatment regimen in five tumor types and eight potential indications, and such other clinical trials evaluating the combined therapy as may be mutually agreed upon by the parties (each, a “Combination Therapy Trial”).

We will act as the sponsor of each Combination Therapy Trial. Under the BMS Agreement, BMS will be responsible for 50% of all out-of-pocket costs reasonably incurred in connection with third party contract research organizations, laboratories, clinical sites and institutional review boards and we record cost reimbursement payments to us from BMS as a reduction to research and development expense. Each party will otherwise be responsible for its own internal costs, including internal personnel costs, incurred in connection with each Combination Therapy Trial. Nektar and BMS will use commercially reasonable efforts to manufacture and supply NKTR-214 and Opdivo® (nivolumab), respectively, for each Combination Therapy Trial with each party bearing its own costs related thereto. The parties formed a joint development committee to oversee clinical trial design, regulatory strategy, and other activities necessary to conduct and support the Combination Therapy Trials.

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

Other

In addition, as of December 31, 2016, we have a number of other collaboration agreements, including with our collaboration partner UCB, under which we are entitled to up to a total of $45.5 million of development milestones upon achievement of certain development objectives, as well as sales milestones upon achievement of annual sales targets and royalties based on net sales of commercialized products, if any. However, given the current phase of development of the potential products under these collaboration agreements, we cannot estimate the probability or timing of achieving these milestones. As of December 31, 2016, we have deferred revenue of approximately $8.6 million related to these other collaboration agreements, which we expect to recognize through 2020, the estimated end of our obligations under those agreements.

Note 11 — Stock-Based Compensation

We issue stock-based awards from our equity incentive plans, which are more fully described in Note 9. Stock-based compensation expense was recognized as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Cost of goods sold	$1,620	$1,142	$1,161
Research and development	13,093	9,207	7,528
General and administrative	11,137	9,320	8,328
Total stock-based compensation	$25,850	$19,669	$17,017

As of December 31, 2016, total unrecognized compensation costs of $71.2 million related to unvested stock-based compensation arrangements are expected to be recognized as expense over a weighted-average period of 1.8 years.

Black-Scholes Assumptions

The following table lists the Black-Scholes option-pricing model assumptions used to calculate the fair value of employee and director stock options.

	Year Ended December 31,
	2016	2015	2014
Average risk-free interest rate	1.4%	1.6%	1.6%
Dividend yield	0.0%	0.0%	0.0%
Average volatility factor	51.7%	50.8%	51.6%
Average weighted average expected life	5.3 years	5.3 years	5.2 years

The average risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of grant for periods commensurate with the expected life of the stock-based award. We have never paid dividends, nor do we expect to pay dividends in the foreseeable future; therefore, we used a dividend yield of 0.0%. Our estimate of expected volatility is based on the daily historical trading data of our common stock at the time of grant over a historical period commensurate with the expected life of the stock-based award. We estimated the weighted-average expected life based on the contractual and vesting terms of the stock options, as well as historical cancellation and exercise data.

Stock-based compensation expense resulting from our ESPP was not material in the years ended December 31, 2016, 2015, and 2014.

Summary of Stock Option Activity

The table below presents a summary of stock option activity under our equity incentive plans (in thousands, except for price per share and contractual life information):

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2015	18,782	$11.22
Options granted	3,368	13.92
Options exercised	(2,337)	8.03
Options forfeited & canceled	(400)	13.97
Outstanding at December 31, 2016	19,413	$12.01	4.61	$26,513

Vested and expected to vest at December 31, 2016	18,970	$11.97	4.55	$26,485
Exercisable at December 31, 2016	12,783	$10.94	3.49	$25,684

(1)	Aggregate intrinsic value represents the difference between the exercise price of the option and the closing market price of our common stock on December 31, 2016.

The weighted-average grant-date fair value per share of options granted during the years ended December 31, 2016, 2015, and 2014 was $6.54, $6.55, and $6.50, respectively. The total intrinsic value of options exercised during the years ended December 31, 2016, 2015, and 2014 was $17.9 million, $20.5 million, and $25.9 million, respectively. The estimated fair value of options vested during the years ended December 31, 2016, 2015, and 2014 was $16.7 million, $16.8 million, and $15.2 million, respectively.

Summary of RSU Activity

During the years ended December 31, 2016 and 2015, we granted RSUs to officers, employees and non-employee directors.  No RSUs vested during 2015 and no RSUs were granted during 2014. Most of our RSU awards have a strictly time-based vesting schedule while some RSU awards vest upon achievement of pre-determined performance milestones along with a time-based vesting schedule. We expense the grant date fair value of the RSUs expected to vest ratably over the expected service or performance period.  The fair value of an RSU is equal to the closing price of our common stock on the grant date.

A summary of RSU award activity is as follows (in thousands except for per share amounts):

	Units Issued	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value(1)
Balance at December 31, 2015	1,306	$15.30
Granted	1,493	12.50
Vested and released	(491)	14.96
Forfeited and canceled	(60)	14.87
Balance at December 31, 2016	2,248	$13.53	$27,593

(1)	Aggregate intrinsic value represents the difference between the grant price of the award, which is zero, and the closing market price of our common stock on December 31, 2016.

Note 12 — Income Taxes

Loss before provision (benefit) for income taxes includes the following components (in thousands):

	Year Ended December 31,
	2016	2015	2014
Domestic	$(155,375)	$(81,931)	$(56,414)
Foreign	2,727	1,260	1,986
Loss before provision (benefit) for income taxes	$(152,648)	$(80,671)	$(54,428)

Provision for Income Taxes

The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$—	$—	$—
State	(1)	(1)	1
Foreign	992	529	(482)
Total Current	991	528	(481)
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(115)	(22)	(31)
Total Deferred	(115)	(22)	(31)
Provision (benefit) for income taxes	$876	$506	$(512)

The foreign benefit provision in the year ended December 31, 2014 is due to the reduction in taxes related to a favorable determination received from India proceedings.

Income tax provision related to continuing operations differs from the amount computed by applying the statutory income tax rate of 35% to pretax loss as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
U.S. federal provision (benefit)
At statutory rate	$(53,427)	$(28,235)	$(19,050)
Change in valuation allowance	51,981	22,210	11,831
Non-cash interest expense on liability related to sale of future royalties	6,899	7,217	7,311
Stock-based compensation	528	674	2,832
Foreign tax deduction	—	1,773	—
Research credits	(4,543)	(4,529)	(2,933)
Other	(562)	1,396	(503)
Provision (benefit) for income taxes	$876	$506	$(512)

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets for federal and state income taxes are as follows (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$508,406	$447,761
Research and other credits	74,917	70,258
Stock-based compensation	26,357	22,832
Deferred revenue	23,035	29,658
Reserves and accruals	12,269	8,309
Capitalized research expenses	11,587	12,440
Property, plant and equipment	6,882	6,451
Sale of future royalties	1,611	12,319
Other	750	3,158
Deferred tax assets before valuation allowance	665,814	613,186
Valuation allowance for deferred tax assets	(665,514)	(612,996)
Total deferred tax assets	300	190
Total deferred tax liabilities	—	—
Net deferred tax assets	$300	$190

Realization of our deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Because of our lack of U.S. earnings history, the net U.S. deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $52.5 million and $17.3 million during the years ended December 31, 2016 and 2015, respectively. The valuation allowance includes approximately $35.6 million of income tax benefit at both December 31, 2016 and December 31, 2015 related to stock-based compensation and exercises prior to the implementation of the accounting guidance for stock-based compensation that will be credited to additional paid in capital when realized.

Undistributed earnings of our foreign subsidiary in India are considered to be permanently reinvested and accordingly, no deferred U.S. income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to U.S. income tax. As of December 31, 2016, U.S. income taxes have not been provided on a cumulative total of $3.4 million of such earnings. Any incremental tax liability would be insignificant due to foreign tax credits that would be realized upon distribution.

Net Operating Loss and Tax Credit Carryforwards

As of December 31, 2016, we had a net operating loss carryforward for federal income tax purposes of approximately $1,413.3 million, portions of which will begin to expire in 2018. As of December 31, 2016, we had a total state net operating loss carryforward of approximately $473.6 million, portions of which will begin to expire in 2017. Utilization of some of the federal and state net operating loss and credit carryforwards are subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions.

We have federal research credits of approximately $50.1 million, which will begin to expire in 2019 and state research credits of approximately $25.2 million which have no expiration date. We have federal orphan drug credits of $17.7 million which will begin to expire in 2026. These tax credits are subject to the same limitations discussed above.

Unrecognized tax benefits

We have incurred net operating losses since inception. Our policy is to include interest and penalties related to unrecognized tax benefits, if any, within the provision for income taxes in the consolidated statements of operations. If we are eventually able to recognize our uncertain positions, our effective tax rate may be reduced. We currently have a full valuation allowance against our U.S. net deferred tax asset which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future. Any adjustments to our uncertain tax positions would result in an adjustment of our net operating loss or tax credit carry forwards rather than resulting in a cash outlay. The decrease in the unrecognized tax benefits in 2015 primarily relates to a California Supreme Court decision relating to the calculation of apportionment of income.

We file income tax returns in the U.S., California, Alabama, and India. Because of net operating losses and research credit carryovers, substantially all of our domestic tax years remain open and subject to examination. We are currently under examination in India for the fiscal years ending 2009, 2013 and 2014.

We have the following activity relating to unrecognized tax benefits (in thousands):

	December 31,
	2016	2015	2014
Beginning balance	$17,384	$27,522	$16,363
Tax positions related to current year
Additions:
Federal	530	529	502
State	499	443	6,141
Reductions	—	—	—
Tax positions related to prior year
Additions:
Federal	—	—	—
State	—	—	5,258
Foreign	—	—	—
Reductions	—	(11,110)	(742)
Settlements	—	—	—
Lapses in statute of limitations	—	—	—
Ending balance	$18,413	$17,384	$27,522

Although it is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next twelve months, we do not anticipate any significant changes to unrecognized tax benefits over the next twelve months. During the years ended December 31, 2016, 2015 and 2014, no significant interest or penalties were recognized relating to unrecognized tax benefits.

Note 13 — Segment Reporting

We operate in one business segment which focuses on applying our technology platforms to improve the performance of established and novel medicines. We operate in one segment because our business offerings have similar economics and other characteristics, including the nature of products and manufacturing processes, types of customers, distribution methods and regulatory environment. We are comprehensively managed as one business segment by our Chief Executive Officer.

Our revenue is derived primarily from clients in the pharmaceutical and biotechnology industries. AstraZeneca, UCB, Ophthotech and Roche represented 29%, 21%, 19% and 11% of our revenue, respectively, for the year ended December 31, 2016. Revenue from AstraZeneca and UCB represented 57% and 13%  of our revenue, respectively, for the year ended December 31, 2015.  Revenue from AstraZeneca, UCB and Roche represented 52%, 16% and 11%  of our revenue, respectively, for the year ended December 31, 2014.

Revenue by geographic area is based on the locations of our partners. The following table sets forth revenue by geographic area (in thousands):

	Year Ended December 31,
	2016	2015	2014
United States	$39,147	$40,400	$32,514
Europe	126,289	190,384	168,193
Total revenue	$165,436	$230,784	$200,707

At December 31, 2016, $48.8 million, or approximately 74%, of the net book value of our property, plant and equipment was located in the United States, $10.4 million, or approximately 16% was located at contract manufacturers in Germany and the Netherlands, $5.6 million, or approximately 9%, was located in India, and $0.8 million or approximately 1%, was located in other countries. At December 31, 2015, $54.2 million, or approximately 76%, of the net book value of our property, plant and equipment was located in the United States, $11.1 million, or approximately 16% was located at contract manufacturers in Germany and the Netherlands, and $6.0 million, or approximately 8%, was located in India.

Note 14 — Selected Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited quarterly financial data. In our opinion, the unaudited information set forth below has been prepared on the same basis as our audited information and includes all adjustments necessary to present fairly the information set forth herein. We have experienced fluctuations in our quarterly results and expect these fluctuations to continue in the future. Due to these and other factors, we believe that quarter-to-quarter comparisons of our operating results will not be meaningful, and you should not rely on our results for any one quarter as an indication of our future performance. Certain items previously reported in specific financial statement captions have been reclassified to conform to the current period presentation. Such reclassifications have not materially impacted previously reported total revenues, operating loss or net loss. All data is in thousands except per share information.

	Year Ended December 31, 2016				Year Ended December 31, 2015
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Product sales	$14,099	$12,867	$14,698	$13,690	$7,974	$10,968	$7,240	$13,973
Total revenue	$58,882	$32,768	$36,336	$37,450	$108,801	$22,661	$59,952	$39,370
Cost of goods sold	$8,870	$7,708	$7,033	$6,604	$8,444	$10,534	$6,760	$8,364
Research and development expenses	$49,268	$52,350	$51,951	$50,232	$47,011	$45,412	$43,229	$47,135
Operating income (loss)	$(9,484)	$(38,325)	$(32,901)	$(32,145)	$43,043	$(43,469)	$419	$(29,364)
Net income (loss)	$(19,498)	$(48,603)	$(43,224)	$(42,199)	$33,820	$(52,657)	$(8,203)	$(54,137)
Net income (loss) per share(1)
Basic	$(0.14)	$(0.36)	$(0.32)	$(0.28)	$0.26	$(0.40)	$(0.06)	$(0.40)
Diluted	$(0.14)	$(0.36)	$(0.32)	$(0.28)	$0.25	$(0.40)	$(0.06)	$(0.40)

(1)	Quarterly loss per share amounts may not total to the year-to-date loss per share due to rounding.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework).

Based on our evaluation under the framework described in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. There was no change in our internal control over financial reporting during the quarter ended December 31, 2016, which was identified in connection with our management’s evaluation required by Exchange Act Rules 13a-15(f) and 15d-15(f) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Information relating to our executive officers required by this item is set forth in Part I — Item 1 of this report under the caption “Executive Officers of the Registrant” and is incorporated herein by reference. The other information required by this Item is incorporated by reference from the definitive proxy statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A (Proxy Statement) not later than 120 days after the end of the fiscal year covered by this Form 10-K under the captions “Corporate Governance and Board of Directors,” “Proposal 1 — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

3.1(2)	Certificate of Incorporation of Inhale Therapeutic Systems (Delaware), Inc.

3.2(3)	Certificate of Amendment of the Amended Certificate of Incorporation of Inhale Therapeutic Systems, Inc.

3.3(4)	Certificate of Ownership and Merger of Nektar Therapeutics.

3.4(5)	Certificate of Ownership and Merger of Nektar Therapeutics AL, Corporation with and into Nektar Therapeutics.

3.5(6)	Amended and Restated Bylaws of Nektar Therapeutics.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, and 3.5.

4.2(4)	Specimen Common Stock certificate.

4.3(7)	Indenture dated October 5, 2015 by and between Nektar Therapeutics and Wilmington Trust, National Association, and TC Lending, LLC including the form of 7.75% Senior Secured Note due 2020.

10.1(9)	Employee Stock Purchase Plan, as amended and restated.++

10.2(10)	2000 Non-Officer Equity Incentive Plan, as amended and restated.++

10.3(10)	2000 Equity Incentive Plan, as amended and restated.++

10.4(10)	2008 Equity Incentive Plan, as amended and restated.++

10.5(11)	2012 Performance Incentive Plan.++

Exhibit Number	Description of Documents

10.6(8)	Forms of Stock Option Agreement, Performance Stock Option Agreement, Restricted Stock Unit Agreement and Performance Restricted Stock Unit Agreement under the 2012 Performance Incentive Plan.++

10.7(22)	Amended and Restated Compensation Plan for Non-Employee Directors.++

10.8(12)	401(k) Retirement Plan.++

10.9(10)	Discretionary Incentive Compensation Policy.++

10.10(10)	Amended and Restated Change of Control Severance Benefit Plan.++

10.11(13)	Form of Severance Letter for executive officers of the company.++

10.12(1)	Amended and Restated Letter Agreement, executed effective on December 1, 2008, with Howard W. Robin.++

10.13(1)	Amended and Restated Letter Agreement, executed effective on December 1, 2008, with John Nicholson.++

10.14(14)	Letter Agreement, executed effective on December 10, 2009, with Stephen K. Doberstein, Ph.D.++

10.15(21)	Letter Agreement dated as of May 14, 2014, by and between Nektar Therapeutics and Ivan Gergel, M.D.++

10.16(13)	Amended and Restated Built-to-Suit Lease between Nektar Therapeutics and BMR-201 Industrial Road LLC, dated August 17, 2004, as amended on January 11, 2005 and July 19, 2007.

10.17(16)	Sublease, dated as of September 30, 2009, by and between Pfizer Inc. and Nektar Therapeutics.+

10.18(15)

Settlement Agreement and General Release, dated June 30, 2006, by and between The Board of Trustees of the University of Alabama, The University of Alabama in Huntsville, Nektar Therapeutics AL, Corporation (a wholly-owned subsidiary of Nektar Therapeutics), Nektar Therapeutics and J. Milton Harris.

10.19(14)	Co-Development, License and Co-Promotion Agreement, dated August 1, 2007, between Nektar Therapeutics (and its subsidiaries) and Bayer Healthcare LLC, as amended.+

10.20(1)

Exclusive Research, Development, License and Manufacturing and Supply Agreement, by and among Nektar AL Corporation, Baxter Healthcare SA, and Baxter Healthcare Corporation, dated September 26, 2005, as amended.+

10.21(1)	Exclusive License Agreement, dated December 31, 2008, between Nektar Therapeutics, a Delaware corporation, and Novartis Pharma AG, a Swiss corporation.+

10.22(14)	Supply, Dedicated Suite and Manufacturing Guarantee Agreement, dated October 29, 2010, by and among Nektar Therapeutics, Amgen Inc. and Amgen Manufacturing, Limited.+

10.23(16)	License Agreement by and between AstraZeneca AB and Nektar Therapeutics, dated September 20, 2009.+

10.24 (17)	Collaboration and License Agreement dated as of May 30, 2016, by and between Daiichi Sankyo Europe GmbH and Nektar Therapeutics.

10.25 (18)	Clinical Trial Collaboration Agreement dated as of September 21, 2016, by and between Bristol-Myers Squibb Company and Nektar Therapeutics

10.26(7)	Purchase Agreement dated September 30, 2015 by and among Nektar Therapeutics and TC Lending, LLC and TAO Fund, LLC.

10.27(7)	Pledge and Security Agreement dated October 5, 2015 by and among Nektar Therapeutics and TC Lending, LLC.

10.28(19)	Purchase and Sale Agreement, dated as of February 24, 2012, between Nektar Therapeutics and RPI Finance Trust.+

10.29(20)	Amendment No. 1 to License Agreement dated as of August 8, 2013, by and between Nektar Therapeutics and AstraZeneca AB.+

10.30(21)	Term Loan and Security Agreement dated as of October 7, 2013, by and between Nektar Therapeutics, as borrower, and AstraZeneca AB, as lender and as agent.

21.1(24)	Subsidiaries of Nektar Therapeutics.

23.1(24)	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (reference is made to the signature page).

Exhibit Number	Description of Documents
31.1(24)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(24)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

101**

The following materials from Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Stockholders’ Equity (Deficit), (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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

**	XBRL information is filed herewith.
(1)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2008.
(2)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
(3)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(4)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 23, 2003.
(5)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2009.
(6)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on April 15, 2014.
(7)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on October 6, 2015.
(8)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on December 17, 2015.
(9)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on June 27, 2014.
(10)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2011.
(11)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on June 17, 2015.
(12)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(13)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
(14)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics Annual Report on Form 10-K for the year ended December 31, 2010.
(15)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(16)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.
(17)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.
(18)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.
(19)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.
(20)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics' Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.
(21)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics Annual Report on Form 10-K for the year ended December 31, 2012.

(22)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics Annual Report on Form 10-K for the year ended December 31, 2013.
(23)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics Annual Report on Form 10-K for the year ended December 31, 2014.
(24)	Filed herewith.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City and County of San Francisco, State of California on March 1, 2017.

By:	/s/ Gil M. Labrucherie
Gil M. Labrucherie
Senior Vice President and Chief Financial Officer

By:	/s/ JILLIAN B. THOMSEN
Jillian B. Thomsen
Senior Vice President, Finance and Chief Accounting Officer

POWER OF ATTORNEY

KNOW ALL PERSON BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gil M. Labrucherie  and Jillian B. Thomsen and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratify and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Howard W. Robin	Chief Executive Officer, President and Director	March 1, 2017
Howard W. Robin	(Principal Executive Officer)

/s/ Gil M. Labrucherie	Senior Vice President and Chief Financial Officer	March 1, 2017
Gil M. Labrucherie	(Principal Financial Officer)

/s/ Jillian B. Thomsen	Senior Vice President, Finance and Chief Accounting Officer	March 1, 2017
Jillian B. Thomsen	(Principal Accounting Officer)

/s/ Robert B. Chess	Director, Chairman of the Board of Directors	March 1, 2017
Robert B. Chess

/s/ R. Scott Greer	Director	March 1, 2017
R. Scott Greer

/s/ Joseph J. Krivulka	Director	March 1, 2017
Joseph J. Krivulka

/s/ Christopher A. Kuebler	Director	March 1, 2017
Christopher A. Kuebler

/s/ Lutz Lingnau	Director	March 1, 2017
Lutz Lingnau

/s/ Roy A. Whitfield	Director	March 1, 2017
Roy A. Whitfield

/s/ Dennis L. Winger	Director	March 1, 2017
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

3.1(2)	Certificate of Incorporation of Inhale Therapeutic Systems (Delaware), Inc.

3.2(3)	Certificate of Amendment of the Amended Certificate of Incorporation of Inhale Therapeutic Systems, Inc.

3.3(4)	Certificate of Ownership and Merger of Nektar Therapeutics.

3.4(5)	Certificate of Ownership and Merger of Nektar Therapeutics AL, Corporation with and into Nektar Therapeutics.

3.5(6)	Amended and Restated Bylaws of Nektar Therapeutics.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, and 3.5.

4.2(4)	Specimen Common Stock certificate.

4.3(7)	Indenture dated October 5, 2015 by and between Nektar Therapeutics and Wilmington Trust, National Association, and TC Lending, LLC including the form of 7.75% Senior Secured Note due 2020.

10.1(9)	Employee Stock Purchase Plan, as amended and restated.++

10.2(10)	2000 Non-Officer Equity Incentive Plan, as amended and restated.++

10.3(10)	2000 Equity Incentive Plan, as amended and restated.++

10.4(10)	2008 Equity Incentive Plan, as amended and restated.++

10.5(11)	2012 Performance Incentive Plan.++

10.6(8)	Forms of Stock Option Agreement, Performance Stock Option Agreement, Restricted Stock Unit Agreement and Performance Restricted Stock Unit Agreement under the 2012 Performance Incentive Plan.++

10.7(22)	Amended and Restated Compensation Plan for Non-Employee Directors.++

10.8(12)	401(k) Retirement Plan.++

10.9(10)	Discretionary Incentive Compensation Policy.++

10.10(10)	Amended and Restated Change of Control Severance Benefit Plan.++

10.11(13)	Form of Severance Letter for executive officers of the company.++

10.12(1)	Amended and Restated Letter Agreement, executed effective on December 1, 2008, with Howard W. Robin.++

10.13(1)	Amended and Restated Letter Agreement, executed effective on December 1, 2008, with John Nicholson.++

10.14(14)	Letter Agreement, executed effective on December 10, 2009, with Stephen K. Doberstein, Ph.D.++

10.15(21)	Letter Agreement dated as of May 14, 2014, by and between Nektar Therapeutics and Ivan Gergel, M.D.++

10.16(13)	Amended and Restated Built-to-Suit Lease between Nektar Therapeutics and BMR-201 Industrial Road LLC, dated August 17, 2004, as amended on January 11, 2005 and July 19, 2007.

10.17(16)	Sublease, dated as of September 30, 2009, by and between Pfizer Inc. and Nektar Therapeutics.+

10.18(15)

Settlement Agreement and General Release, dated June 30, 2006, by and between The Board of Trustees of the University of Alabama, The University of Alabama in Huntsville, Nektar Therapeutics AL, Corporation (a wholly-owned subsidiary of Nektar Therapeutics), Nektar Therapeutics and J. Milton Harris.

10.19(14)	Co-Development, License and Co-Promotion Agreement, dated August 1, 2007, between Nektar Therapeutics (and its subsidiaries) and Bayer Healthcare LLC, as amended.+

10.20(1)

Exclusive Research, Development, License and Manufacturing and Supply Agreement, by and among Nektar AL Corporation, Baxter Healthcare SA, and Baxter Healthcare Corporation, dated September 26, 2005, as amended.+

Exhibit Number	Description of Documents

10.21(1)	Exclusive License Agreement, dated December 31, 2008, between Nektar Therapeutics, a Delaware corporation, and Novartis Pharma AG, a Swiss corporation.+

10.22(14)	Supply, Dedicated Suite and Manufacturing Guarantee Agreement, dated October 29, 2010, by and among Nektar Therapeutics, Amgen Inc. and Amgen Manufacturing, Limited.+

10.23(16)	License Agreement by and between AstraZeneca AB and Nektar Therapeutics, dated September 20, 2009.+

10.24 (17)	Collaboration and License Agreement dated as of May 30, 2016, by and between Daiichi Sankyo Europe GmbH and Nektar Therapeutics.

10.25 (18)	Clinical Trial Collaboration Agreement dated as of September 21, 2016, by and between Bristol-Myers Squibb Company and Nektar Therapeutics

10.26(7)	Purchase Agreement dated September 30, 2015 by and among Nektar Therapeutics and TC Lending, LLC and TAO Fund, LLC.

10.27(7)	Pledge and Security Agreement dated October 5, 2015 by and among Nektar Therapeutics and TC Lending, LLC.

10.28(19)	Purchase and Sale Agreement, dated as of February 24, 2012, between Nektar Therapeutics and RPI Finance Trust.+

10.29(20)	Amendment No. 1 to License Agreement dated as of August 8, 2013, by and between Nektar Therapeutics and AstraZeneca AB.+

10.30(22)	Term Loan and Security Agreement dated as of October 7, 2013, by and between Nektar Therapeutics, as borrower, and AstraZeneca AB, as lender and as agent.

21.1(24)	Subsidiaries of Nektar Therapeutics.

23.1(24)	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (reference is made to the signature page).

31.1(24)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(24)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

101**

The following materials from Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Stockholders’ Equity (Deficit), (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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

**	XBRL information is filed herewith.
(1)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2008.
(2)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
(3)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(4)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 23, 2003.
(5)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2009.
(6)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on April 15, 2014.

(7)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on October 6, 2015.
(8)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on December 17, 2015.
(9)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on June 27, 2014.
(10)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2011.
(11)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on June 17, 2015.
(12)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(13)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
(14)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics Annual Report on Form 10-K for the year ended December 31, 2010.
(15)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(16)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.
(17)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.
(18)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.
(19)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.
(20)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics' Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.
(21)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics Annual Report on Form 10-K for the year ended December 31, 2012.
(22)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics Annual Report on Form 10-K for the year ended December 31, 2013.
(23)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics Annual Report on Form 10-K for the year ended December 31, 2014.
(24)	Filed herewith.