Form 10-Q
period 2017-03-31
NEKTAR THERAPEUTICS
filed 2017-05-10
CIK 906709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 155,149,696 on May 4, 2017.

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

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$23,480	$59,640
Short-term investments	335,043	329,462
Accounts receivable, net	1,565	15,678
Inventory	13,016	11,109
Other current assets	7,881	10,063
Total current assets	380,985	425,952
Long-term investments	3,493	—
Property, plant and equipment, net	66,642	65,601
Goodwill	76,501	76,501
Other assets	865	817
Total assets	$528,486	$568,871
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,951	$2,816
Accrued compensation	11,463	18,280
Accrued clinical trial expenses	7,443	7,958
Other accrued expenses	6,576	4,711
Interest payable	4,090	4,198
Capital lease obligations, current portion	2,909	2,908
Liability related to refundable upfront payment	12,500	12,500
Deferred revenue, current portion	24,192	14,352
Other current liabilities	2,391	4,499
Total current liabilities	78,515	72,222
Senior secured notes, net	243,900	243,464
Capital lease obligations, less current portion	1,609	2,223
Liability related to the sale of future royalties, net	103,931	105,950
Deferred revenue, less current portion	51,666	51,887
Other long-term liabilities	4,116	5,000
Total liabilities	483,737	480,746
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares designated, issued or outstanding at March 31, 2017 or December 31, 2016	—	—
Common stock, $0.0001 par value; 300,000 shares authorized; 154,731 shares and 153,212 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	15	15
Capital in excess of par value	2,131,698	2,111,483
Accumulated other comprehensive loss	(1,849)	(2,363)
Accumulated deficit	(2,085,115)	(2,021,010)
Total stockholders’ equity	44,749	88,125
Total liabilities and stockholders’ equity	$528,486	$568,871

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

(Unaudited)

	Three months ended March 31,
	2017	2016
Revenue:
Product sales	$4,756	$14,099
Royalty revenue	7,217	4,061
Non-cash royalty revenue related to sale of future royalties	6,663	6,535
License, collaboration and other revenue	6,092	34,187
Total revenue	24,728	58,882
Operating costs and expenses:
Cost of goods sold	6,131	8,870
Research and development	61,058	49,268
General and administrative	11,976	10,228
Total operating costs and expenses	79,165	68,366
Loss from operations	(54,437)	(9,484)
Non-operating income (expense):
Interest expense	(5,402)	(5,677)
Non-cash interest expense on liability related to sale of future royalties	(4,552)	(5,045)
Interest income and other income (expense), net	658	875
Total non-operating expense, net	(9,296)	(9,847)
Loss before provision for income taxes	(63,733)	(19,331)
Provision for income taxes	133	167
Net loss	$(63,866)	$(19,498)

Basic and diluted net loss per share	$(0.42)	$(0.14)
Weighted average shares outstanding used in computing basic and diluted net loss per share	153,666	135,793

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2017	2016
Comprehensive loss	$(63,352)	$(19,163)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(63,866)	$(19,498)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash royalty revenue related to sale of future royalties	(6,663)	(6,535)
Non-cash interest expense on liability related to sale of future royalties	4,552	5,045
Stock-based compensation	8,184	6,363
Depreciation and amortization	4,033	3,715
Other non-cash transactions	(731)	(617)
Changes in operating assets and liabilities:
Accounts receivable, net	14,113	(19,730)
Inventory	(1,907)	96
Other assets	2,134	4,294
Accounts payable	4,117	(34)
Accrued compensation	(6,817)	4,046
Accrued clinical trial expenses	(515)	2,376
Other accrued expenses	1,798	2,176
Interest payable	(108)	(54)
Deferred revenue	9,619	(7,027)
Other liabilities	(2,509)	1,736
Net cash used in operating activities	(34,566)	(23,648)
Cash flows from investing activities:
Purchases of investments	(75,857)	(31,452)
Maturities of investments	58,053	69,377
Sales of investments	8,823	—
Purchases of property, plant and equipment	(4,089)	(1,679)
Net cash (used in) provided by investing activities	(13,070)	36,246
Cash flows from financing activities:
Payment of capital lease obligations	(613)	(1,723)
Proceeds from shares issued under equity compensation plans	11,792	6,096
Net cash provided by financing activities	11,179	4,373
Effect of exchange rates on cash and cash equivalents	297	8
Net (decrease) increase in cash and cash equivalents	(36,160)	16,979
Cash and cash equivalents at beginning of period	59,640	55,570
Cash and cash equivalents at end of period	$23,480	$72,549
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,067	$5,244

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

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

Our research and development activities have required significant ongoing investment to date and are expected to continue to require significant investment. As a result, we expect to continue to incur substantial losses and negative cash flows from operations in the future. We have financed our operations primarily through cash generated from licensing, collaboration and manufacturing agreements and financing transactions. At March 31, 2017, we had approximately $362.0 million in cash and investments in marketable securities. Also, as of March 31, 2017, we had $254.5 million in debt, including $250.0 million in principal of senior secured notes and $4.5 million of capital lease obligations, of which $2.9 million is current.

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

Our comprehensive loss consists of our net loss plus our foreign currency translation gains and losses and unrealized holding gains and losses on available-for-sale securities, neither of which were significant during the three months ended March 31, 2017 and 2016.  In addition, there were no significant reclassifications out of accumulated other comprehensive loss to the statements of operations during the three months ended March 31, 2017 and 2016.

The accompanying Condensed Consolidated Financial Statements are unaudited. The Condensed Consolidated Balance Sheet data as of December 31, 2016 was derived from the audited consolidated financial statements which are included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 1, 2017. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes to those financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Reclassifications

Certain items previously reported in specific financial statement captions have been reclassified to conform to the current period presentation, including as a result of the adoption of new accounting guidance related to the classification of deferred tax assets described below. Such reclassifications do not materially impact previously reported revenue, operating loss, net loss, total assets, liabilities or stockholders’ equity.

Segment Information

We operate in one business segment which focuses on applying our technology platform to improve the performance of established drugs and to develop novel drug candidates. We operate in one segment because our business offerings have similar economics and other characteristics, including the nature of products and manufacturing processes, types of customers, distribution methods and regulatory environment. We are comprehensively managed as one business segment by our Chief Executive Officer.

Significant Concentrations

Our customers are primarily pharmaceutical and biotechnology companies that are located in the U.S. and Europe. Our accounts receivable balance contains billed and unbilled trade receivables from product sales, milestones, other contingent payments and royalties, as well as reimbursable costs from collaborative research and development agreements. When appropriate, we provide for an allowance for doubtful accounts by reserving for specifically identified doubtful accounts. We generally do not require collateral from our customers. We perform a regular review of our customers’ payment histories and associated credit risk. We have not experienced significant credit losses from our accounts receivable and our allowance for doubtful accounts was not significant at either March 31, 2017 or December 31, 2016.

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

License, collaboration and other revenue

The amount of upfront fees and other payments received by us in license and collaboration arrangements that are allocated to continuing performance obligations, such as manufacturing and supply obligations, is deferred and generally recognized ratably over our expected performance period under each respective arrangement. We make our best estimate of the period over which we expect to fulfill our performance obligations, which may include technology transfer assistance, research activities, clinical development activities, and manufacturing activities from research and development through the commercialization of the product. Given the uncertainties of these collaboration arrangements and the drug development process, significant judgment is required to determine the duration of our performance periods and these estimates are periodically re-evaluated.

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

Our license and collaboration agreements with our partners also provide for payments to us upon the achievement of specified annual sales volumes of approved drugs. We consider these payments to be similar to royalty payments and we will recognize such sales-based payments upon achievement of such annual sales volumes, provided that collection is reasonably assured.

Research and Development Expense

Research and development costs are expensed as incurred and include salaries, benefits and other operating costs such as outside services, supplies and allocated overhead costs. We perform research and development for our proprietary drug candidates and technology development and for certain third parties under collaboration agreements. For our proprietary drug candidates and our internal technology development programs, we invest our own funds without reimbursement from a third party. Where we perform research and development activities under a clinical joint development collaboration, such as our collaboration with Bristol-Myers Squibb, we record the cost reimbursement from our partner as a reduction to research and development expense when reimbursement amounts are due to us under the agreement.

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

Income Taxes

For the three months ended March 31, 2017 and 2016, we recorded an income tax provision for our Nektar India operations at an effective tax rate of approximately 35%. The U.S. federal deferred tax assets generated from our net operating losses have been fully reserved, as we believe it is not more likely than not that the benefit will be realized.

Adoption of New Accounting Principles

In March 2016, the Financial Accounting Standards Board (FASB) issued guidance to simplify several aspects of employee share-based payment accounting, including forfeitures, income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance is effective for our interim and annual periods beginning January 1, 2017. As a result of the adoption of this guidance, as of January 1, 2017, we recorded a $0.2 million charge to our accumulated deficit in our Condensed Consolidated Balance Sheet related to our election to recognize forfeitures of awards as they occur.  In addition, prior to adoption of this guidance, tax attributes related to stock option windfall deductions were not recorded until they resulted in a reduction of cash tax payable. As of December 31, 2016, the excluded windfall deductions for federal and state purposes were $20.6 million and $9.8 million, respectively. Upon adoption, we recognized the excluded windfall deductions as a deferred tax asset on a tax-effected basis with a corresponding increase in the valuation allowance.

In November 2015, the FASB issued guidance to require that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. Previous guidance required deferred tax liabilities and assets to be separated into current and noncurrent amounts on the balance sheet. Accordingly, as of January 1, 2017, we reclassified $0.3 million from other current assets to our other assets balance. This reclassification has been applied retrospectively to these balances in our Condensed Consolidated Balance Sheet as of December 31, 2016.

Recent Accounting Pronouncements

In May 2014, the FASB issued guidance codified in Accounting Standards Codification (ASC) 606, Revenue Recognition — Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition, and is effective for public companies for annual and interim periods beginning after December 15, 2017. Numerous updates have been issued subsequent to the initial FASB guidance that provide clarification on a number of specific issues as well as requiring additional disclosures. We plan to adopt the standard in the first quarter of 2018 using the modified retrospective method. Although we are still evaluating our contracts and assessing all the potential impacts of the standard on existing arrangements, we anticipate the adoption may have a material impact on our consolidated financial statements. Specifically, the new standard differs from the current accounting standard in many respects, such as in the accounting for variable consideration, including milestone payments or contingent payments from our collaboration partners. Under our current accounting policy, we recognize contingent or milestone payments as revenue in the period that the payment-triggering event occurred or is achieved. The new revenue standard, however, may require us to recognize these payments before the payment-triggering event is completely achieved, subject to management’s assessment of whether it is probable that the triggering event will be achieved and that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

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

Note 2 — Cash and Investments in Marketable Securities

Cash and investments in marketable securities, including cash equivalents, are as follows (in thousands):

	Estimated Fair Value at
	March 31, 2017	December 31, 2016
Cash and cash equivalents	$23,480	$59,640
Short-term investments	335,043	329,462
Long-term investments	3,493	—
Total cash and investments in marketable securities	$362,016	$389,102

We invest in liquid, high quality debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in securities with maturities of two years or less and maintain a weighted average maturity of one year or less. As of March 31, 2017, less than 1% of our total investments had maturities greater than one year and as of December 31, 2016, all of our investments had maturities of one year or less.

Gross unrealized gains and losses were not significant at either March 31, 2017 or December 31, 2016. During the three months ended March 31, 2017, we sold available-for-sale securities totaling $8.8 million and gross realized gains and losses on those sales were not significant. During the three months ended March 31, 2016, we did not sell any of our available-for-sale securities. The cost of securities sold is based on the specific identification method.

Under the terms of our 7.75% senior secured notes due October 2020, we are required to maintain a minimum cash and investments in marketable securities balance of $60.0 million.

Our portfolio of cash and investments in marketable securities includes (in thousands):

		Estimated Fair Value at
	Fair Value Hierarchy Level	March 31, 2017	December 31, 2016
Corporate notes and bonds	2	$167,592	$156,044
Corporate commercial paper	2	163,773	160,920
Obligations of U.S. government agencies	2	4,242	13,749
Available-for-sale investments		335,607	330,713
Money market funds	1	19,240	51,104
Certificate of deposit	N/A	2,930	2,930
Cash	N/A	4,239	4,355
Total cash and investments in marketable securities		$362,016	$389,102

Level 1 —	Quoted prices in active markets for identical assets or liabilities.
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

All of our investments are categorized as Level 1 or Level 2, as explained in the table above. We use a market approach to value our Level 2 investments. The disclosed fair value related to our investments is based primarily on the reported fair values in our period-end brokerage statements, which are based on market prices from a variety of industry standard data providers and generally represent quoted prices for similar assets in active markets or have been derived from observable market data. We independently validate these fair values using available market quotes and other information. During the three months ended March 31, 2017 and 2016, there were no transfers between Level 1 and Level 2 of the fair value hierarchy.

Additionally, as of March 31, 2017, based on a discounted cash flow analysis using Level 3 inputs including financial discount rates, we believe the $250.0 million in principal amount of our 7.75% senior secured notes due October 2020 is consistent with its fair value.

Note 3 — Inventory

Inventory consists of the following (in thousands):

	March 31, 2017	December 31, 2016
Raw materials	$1,880	$2,055
Work-in-process	9,767	7,311
Finished goods	1,369	1,743
Total inventory	$13,016	$11,109

Inventory is generally manufactured upon receipt of firm purchase orders from our collaboration partners. Inventory includes direct materials, direct labor, and manufacturing overhead and cost is determined on a first-in, first-out basis. Inventory is valued at the lower of cost or net realizable value and defective or excess inventory is written down to net realizable value based on historical experience or projected usage.

Note 4 — Liability Related to Sale of Future Royalties

On February 24, 2012, we entered into a Purchase and Sale Agreement (the Purchase and Sale Agreement) with RPI Finance Trust (RPI), an affiliate of Royalty Pharma, pursuant to which we sold, and RPI purchased, our right to receive royalty payments (the Royalty Entitlement) arising from the worldwide net sales, from and after January 1, 2012, of (a) CIMZIA®, under our license, manufacturing and supply agreement with UCB Pharma (UCB), and (b) MIRCERA®, under our license, manufacturing and supply agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (together referred to as Roche). We received aggregate cash proceeds of $124.0 million for the Royalty Entitlement. As part of this sale, we incurred approximately $4.4 million in transaction costs, which will be amortized to interest expense over the estimated life of the Purchase and Sale Agreement. Although we sold all of our rights to receive royalties from the CIMZIA® and MIRCERA® products, as a result of our ongoing manufacturing and supply obligations related to the generation of these royalties, we will continue to account for these royalties as revenue. We recorded the $124.0 million in proceeds from this transaction as a liability (Royalty Obligation) that will be amortized using the interest method over the estimated life of the Purchase and Sale Agreement as royalties from the CIMZIA® and MIRCERA® products are remitted directly to RPI. During the three months ended March 31, 2017 and 2016, we recognized $6.7 million and $6.5 million, respectively, in non-cash royalties from net sales of CIMZIA® and MIRCERA® and we recorded $4.6 million and $5.0 million, respectively, of related non-cash interest expense.

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

On August 14, 2015, Enzon, Inc. filed a breach of contract complaint in the Supreme Court of the State of New York (Court) claiming damages of $1.5 million (plus interest) for unpaid licensing fees through the date of the complaint. Enzon alleged that we failed to pay a post-patent expiration immunity fee related to one of the licenses. Following a hearing held on December 21, 2015, the Court granted Nektar’s motion to dismiss the Enzon complaint. Enzon filed an appeal to the Court’s dismissal decision. On October 25, 2016, the Supreme Court of the State of New York, Appellate Division, reversed the earlier decision by the Court granting Nektar’s motion to dismiss the Enzon complaint. As a result, the case has been remanded to the Court for further proceedings. No liability has been recorded for this matter on our Condensed Consolidated Balance Sheets as of March 31, 2017 or December 31, 2016.

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

To date, we have not incurred costs to defend lawsuits or settle claims related to these indemnification obligations. Because the aggregate amount of any potential indemnification obligation is not a stated amount, the overall maximum amount of any such obligations cannot be reasonably estimated. No liabilities have been recorded for these obligations in our Condensed Consolidated Balance Sheets at either March 31, 2017 or December 31, 2016.

Note 6 — License and Collaboration Agreements

We have entered into various collaboration agreements including license agreements and collaborative research, development and commercialization agreements with various pharmaceutical and biotechnology companies. Under these collaboration arrangements, we are entitled to receive license fees, upfront payments, milestone and other contingent payments, royalties, sales milestones, and payments for the manufacture and supply of our proprietary PEGylation materials and/or for research and development activities. All of our collaboration agreements are generally cancelable by our partners without significant financial penalty. Our costs of performing these services are generally included in research and development expense, except that costs for product sales to our collaboration partners are included in cost of goods sold.

In accordance with our collaboration agreements, we recognized license, collaboration and other revenue as follows (in thousands):

		Three months ended March 31,
Partner	Drug or Drug Candidate	2017	2016
AstraZeneca AB	MOVANTIK® and MOVANTIK® fixed-dose combination program	$3,000	$28,000
Amgen, Inc.	Neulasta®	1,250	1,250
Bayer Healthcare LLC	BAY41-6551 (Amikacin Inhale)	357	357
Daiichi Sankyo Europe GmbH	ONZEALDTM (NKTR-102)	216	—
Roche	MIRCERA®	—	1,929
Baxalta Incorporated	ADYNOVATE®	—	104
Other		1,269	2,547
License, collaboration and other revenue		$6,092	$34,187

As of March 31, 2017, our collaboration agreements with partners included potential future payments for development milestones totaling approximately $147.0 million, including amounts from our agreements with Daiichi, Bayer, Baxalta and Ophthotech described below. In addition, under our collaboration agreements we are entitled to receive contingent development payments and contingent sales milestones and royalty payments, including those related to MOVANTIK® and the MOVANTIK® fixed-dose combination drug development programs, as described below.

There have been no material changes to our collaboration agreements in the three months ended March 31, 2017, except as described below.

AstraZeneca AB:  MOVANTIK® (naloxegol oxalate), previously referred to as naloxegol and NKTR-118, and MOVANTIK® fixed-dose combination program, previously referred to as NKTR-119

We are a party to an agreement with AstraZeneca AB (AstraZeneca) under which we granted AstraZeneca a worldwide, exclusive license under our patents and other intellectual property to develop, market, and sell MOVANTIK® and MOVANTIK® fixed-dose combination program. AstraZeneca is responsible for all research, development and commercialization and is responsible for all drug development and commercialization decisions for MOVANTIK® and the MOVANTIK® fixed-dose combination program. AstraZeneca paid us an upfront payment of $125.0 million, which we received in the fourth quarter of 2009 and which was fully recognized as of December 31, 2010. In addition, we have received payments based on development events related to MOVANTIK® completed solely by AstraZeneca. We are entitled to receive up to $75.0 million of commercial launch contingent payments related to the MOVANTIK® fixed-dose combination program, based on development events to be pursued and completed solely by AstraZeneca. In addition, we are entitled to significant and escalating double-digit royalty payments and sales milestone payments based on annual worldwide net sales of MOVANTIK® and MOVANTIK® fixed-dose combination products.

On September 16, 2014, the United States Food and Drug Administration (FDA) approved MOVANTIK® for the treatment of opioid-induced constipation (OIC) in adult patients with chronic, non-cancer pain. On December 9, 2014, AstraZeneca announced that MOVENTIG® (the naloxegol brand name in the European Union or EU) had been granted Marketing Authorization by the European Commission (EC) for the treatment of opioid-induced constipation (OIC) in adult patients who have had an inadequate response to laxative(s).

On March 1, 2016, AstraZeneca announced that it had entered into an agreement with ProStrakan Group plc, a subsidiary of Kyowa Hakko Kirin Co. Ltd. (Kirin), granting Kirin exclusive marketing rights to MOVENTIG® in the EU, Iceland, Liechtenstein,

Norway and Switzerland. Under the terms of AstraZeneca’s agreement with Kirin, Kirin made a $70.0 million upfront payment to AstraZeneca and will make additional payments based on achieving market access milestones, tiered net sales royalties, as well as sales milestones. Under our license agreement with AstraZeneca, AstraZeneca and we will share the upfront payment, market access milestones, royalties and sales milestones from Kirin with AstraZeneca receiving 60% and Nektar receiving 40%. This payment sharing arrangement is in lieu of other royalties payable by AstraZeneca to us and a portion of the sales milestones as described below. Our 40% share of royalty payments made by Kirin to AstraZeneca will be financially equivalent to us receiving high single-digit to low double-digit royalties dependent on the level of Kirin’s net sales. Kirin’s MOVENTIG® net sales will be included for purposes of achieving the annual global sales milestones payable to us by AstraZeneca and will also be included for purposes of determining the applicable ex-U.S. royalty rate, from the tier schedule in our AstraZeneca license agreement, that will be applied to ex-U.S. sales outside of the Kirin territory. The global sales milestones under our license agreement with AstraZeneca will be reduced in relation to the amount of Kirin MOVENTIG® net sales that contribute to any given annual sales milestone target. As a result, in March 2016, we recognized $28.0 million for our 40% share of the $70.0 million payment received by AstraZeneca from Kirin. In addition, in the three months ended March 31, 2017, we recognized another $3.0 million related to our share of similar payments made to AstraZeneca. As of March 31, 2017, we do not have deferred revenue related to our agreement with AstraZeneca.

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

Daiichi Sankyo Europe GmbH:  ONZEALDTM (etirinotecan pegol), also referred to as NKTR-102

Effective May 30, 2016, we entered into a collaboration and license agreement with Daiichi Sankyo Europe GmbH, a German limited liability company (Daiichi), under which we granted Daiichi exclusive commercialization rights in the European Economic Area, Switzerland, and Turkey (collectively, the European Territory) to our proprietary product candidate ONZEALD™ (etirinotecan pegol), which is also known as NKTR-102, a long-acting topoisomerase I inhibitor in clinical development for the treatment of adult patients with advanced breast cancer who have brain metastases (BCBM). We retain all rights to ONZEALD™ in all countries outside the European Territory including the United States.

Under the terms of the agreement and in consideration for the exclusive commercialization rights in the European Territory, Daiichi paid us a $20.0 million up-front payment in August 2016 and we will be eligible to receive up to an aggregate of $60.0 million in regulatory and commercial milestones, including a $10.0 million payment upon the first commercial sale of ONZEALD™ following conditional marketing approval by the European Commission (EC), a $25.0 million payment upon the first commercial sale following final marketing authorization approval of ONZEALD™ by the EC, and a $25.0 million sales milestone upon Daiichi’s first achievement of a certain specified annual net sales target. We are also eligible to receive a 20% royalty on net sales of ONZEALD™ by Daiichi in all countries in the European Territory except for net sales in Turkey where we are eligible to receive a 15% royalty. The parties will enter into a supply agreement whereby we will be responsible for supplying Daiichi with its requirements for ONZEALD™ on a fully burdened reimbursed cost basis. Daiichi will be responsible for all commercialization activities for ONZEALD™ in the European Territory and will bear all associated costs. In addition, we are responsible for funding and conducting a Phase 3 confirmatory trial in patients with BCBM which we call the ATTAIN study, which was initiated in the fourth quarter of 2016.

Daiichi may terminate the agreement in the event that the EC does not grant conditional marketing approval for ONZEALD™ based on existing clinical data for ONZEALD™ or the conditional marketing approval for ONZEALD™ is not granted prior to a pre-specified future date (Daiichi Pre-Conditional Approval Termination). We may terminate the Agreement in the event that the EC requires changes in the ATTAIN study that materially increase the costs of such trial and Daiichi elects not to reimburse us for such incremental costs (Nektar Pre-Conditional Approval Termination). In the event of a Daiichi Pre-Conditional Approval Termination or a Nektar Pre-Conditional Approval Termination, we would be obligated to pay Daiichi a $12.5 million termination payment. Following conditional marketing approval of ONZEALD™ by the EC, we would no longer have such termination payment obligation. Each party has certain other termination rights based on the safety or efficacy findings including the outcome of the ATTAIN study and any material uncured breaches of the Agreement. The $12.5 million contingent termination payment from us to Daiichi is recorded in our liability related to refundable upfront payment balance in our Condensed Consolidated Balance Sheet at March 31, 2017 and December 31, 2016.

We identified our grant of the exclusive license to Daiichi on May 30, 2016 and our ongoing clinical and regulatory development service obligations as the significant, non-contingent deliverables under the agreement and determined that each represents a separate unit of accounting. We made our best estimate of the selling price for the license grant based on a discounted cash flow analysis of projected ONZEALD™ sales and estimated the selling price for the development services based on our experience with the costs of similar clinical studies and regulatory activities.  Based on these estimates, we allocated the $7.5 million non-refundable portion of the $20.0 million upfront payment from Daiichi to these items based on their relative selling prices.  As a result, as of March 31, 2017, we have recognized a total of $3.9 million of revenue from this arrangement, primarily related to the delivery of the license. As of March 31, 2017, we have deferred revenue of approximately $3.6 million related to our development service obligations under this agreement, which we expect to recognize through May 2021, the estimated end of our development obligations.  If and when the remaining $12.5 million portion of the upfront payment becomes non-refundable, we expect to allocate this amount between the license and development service obligation consistent with the estimated selling prices of these deliverables.  The license related amount will be recognized immediately and the development service related amount will be recorded as deferred revenue and recognized ratably over the remaining obligation period.

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

This Hemophilia A program includes ADYNOVATE®, which was approved by the FDA in November 2015 for use in adults and adolescents, aged 12 years and older, who have Hemophilia A, and is now marketed in the U.S. A marketing approval application for ADYNOVATE® is currently under review in the EU. As a result of the FDA’s approval, we achieved and recognized a $10.0 million development milestone in November 2015, which was received in January 2016. In addition, under the terms of this agreement, we are entitled to a $10.0 million development milestone due upon marketing authorization approval in the EU, as well as sales milestones upon achievement of annual sales targets and royalties based on annual worldwide net sales. As of March 31, 2017, we do not have deferred revenue related to this agreement.

Roche: MIRCERA®

In February 2012, we entered into a toll-manufacturing agreement with Roche under which we agreed to manufacture the proprietary PEGylation material used by Roche to produce MIRCERA®. Roche entered into the toll-manufacturing agreement with the objective of establishing us as a secondary back-up supply source on a non-exclusive basis. Under the terms of our toll-manufacturing agreement, Roche paid us an upfront payment of $5.0 million and an additional $22.0 million in performance-based milestone payments upon our achievement of certain manufacturing readiness, validation and production milestones, including the delivery of specified quantities of PEGylation materials, all of which were completed as of January 2013. Our performance obligations under this MIRCERA® agreement ended on December 31, 2016.

Amgen, Inc.: Neulasta®

In October 2010, we amended and restated an existing supply and license agreement by entering into a supply, dedicated suite and manufacturing guarantee agreement (the amended and restated agreement) and a license agreement with Amgen Inc. and Amgen Manufacturing, Limited (together referred to as Amgen). Under the terms of the amended and restated agreement, we received a $50.0 million payment in the fourth quarter of 2010 in return for our guaranteeing the supply of certain quantities of our proprietary PEGylation materials to Amgen. As of March 31, 2017, we have deferred revenue of approximately $17.9 million related to this agreement, which we expect to recognize through October 2020, the estimated end of our obligations under this agreement.

Bayer Healthcare LLC: BAY41-6551 (Amikacin Inhale)

In August 2007, we entered into a co-development, license and co-promotion agreement with Bayer Healthcare LLC (Bayer) to develop a specially-formulated inhaled Amikacin. We are responsible for development and manufacturing and supply of our proprietary nebulizer device included in the Amikacin product. Bayer is responsible for most future clinical development and commercialization costs, all activities to support worldwide regulatory filings, approvals and related activities, further development of Amikacin Inhale and final product packaging and distribution. In April 2013, Bayer initiated a Phase 3 clinical trial in the treatment of intubated and mechanically ventilated patients with Gram-negative pneumonia.  As of March 31, 2017, we have received an upfront payment of $40.0 million (which was paid to us in 2007) and milestone payments totaling $30.0 million (the last of which was paid to us in 2013). In addition, in June 2013, we made a $10.0 million payment to Bayer for the reimbursement of some of its costs of the Phase 3 clinical trial.

We are entitled to receive a total of up to an additional $50.0 million of development milestones upon achievement of certain development objectives, including $22.5 million related to FDA approval, as well as sales milestones upon achievement of annual sales targets and royalties based on annual worldwide net sales of Amikacin Inhale. As of March 31, 2017, we have deferred revenue of approximately $17.5 million related to this agreement, which we expect to recognize through June 2029, the estimated end of our obligations under this agreement.

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

On December 12, 2016, Ophthotech announced that its two pivotal Phase 3 clinical trials investigating the superiority of Fovista® therapy in combination with Lucentis® therapy compared to Lucentis® monotherapy for the treatment of wet AMD had failed to meet their pre-specified primary endpoints. A separate Phase 3 clinical trial evaluating Fovista® in combination with Eylea® or Avastin® compared to Eylea® or Avastin® monotherapy for the treatment of wet AMD is fully enrolled and remains ongoing. As of March 31, 2017, our obligations under the Ophthotech agreement are ongoing. As of March 31, 2017, we have deferred revenue of approximately $16.5 million related to this agreement, which we expect to recognize through March 2029, the estimated end of our obligations under our agreement with Ophthotech. In addition, in January 2017, we received a $12.7 million advance payment from Ophthotech, which included $10.4 million for reagent shipments scheduled for the second quarter of 2017 as well as approximately $2.3 million for 2017 minimum purchase requirements, all of which is recorded in deferred revenue as of March 31, 2017. Our estimated performance obligation period is subject to reassessment each quarter and could change significantly based on Ophthotech’s pending Phase 3 study results.

Based on successful clinical study outcomes, we are entitled to additional payments based upon Ophthotech’s potential achievement of certain regulatory milestones. If commercialized, we are also entitled to royalties on net sales of Fovista® that vary based on sales levels as well as a sales milestone.

Bristol-Myers Squibb:  NKTR-214

On September 21, 2016, we entered into a Clinical Trial Collaboration Agreement (BMS Agreement) with Bristol-Myers Squibb Company, a Delaware corporation (BMS), pursuant to which we and BMS are collaborating to conduct Phase 1/2 clinical trials evaluating our IL-2-based CD122-biased agonist, known as NKTR-214, and BMS’ human monoclonal antibody that binds PD-1, known as Opdivo (nivolumab), as a potential combination treatment regimen in five tumor types and seven potential indications, and such other clinical trials evaluating the combined therapy as may be mutually agreed upon by the parties (each, a “Combination Therapy Trial”).

We are acting as the sponsor of each Combination Therapy Trial.  Under the BMS Agreement, BMS is responsible for 50% of all out-of-pocket costs reasonably incurred in connection with third party contract research organizations, laboratories, clinical sites and institutional review boards and we record cost reimbursement payments to us from BMS as a reduction to research and development expense. Each party will otherwise be responsible for its own internal costs, including internal personnel costs, incurred in connection with each Combination Therapy Trial. Nektar and BMS will use commercially reasonable efforts to manufacture and supply NKTR-214 and Opdivo® (nivolumab), respectively, for each Combination Therapy Trial with each party bearing its own costs related thereto. The parties formed a joint development committee to oversee clinical trial design, regulatory strategy, and other activities necessary to conduct and support the Combination Therapy Trials.

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

Other

In addition, as of March 31, 2017, we have a number of other collaboration agreements, including with our collaboration partners UCB and Halozyme, under which we are entitled to up to a total of $45.5 million of development milestone payments upon achievement of certain development objectives, as well as sales milestones upon achievement of annual sales targets and royalties based on net sales of commercialized products, if any. However, given the current phase of development of the potential products under these collaboration agreements, we cannot estimate the probability or timing of achieving these milestones. As of March 31, 2017, we have deferred revenue of approximately $7.7 million related to these other collaboration agreements, which we expect to recognize through 2020, the estimated end of our obligations under those agreements.

Note 7 — Stock-Based Compensation

Total stock-based compensation expense was recognized in our Condensed Consolidated Statements of Operations as follows (in thousands):

	Three months ended March 31,
	2017	2016
Cost of goods sold	$608	$388
Research and development	4,664	3,199
General and administrative	2,912	2,776
Total stock-based compensation	$8,184	$6,363

During the three months ended March 31, 2017 and 2016, we granted 328,860 and 200,200 stock options, respectively, and these options had a weighted average grant-date fair value of $7.94 per share and $5.90 per share, respectively.  We issued no RSUs during either of the three month periods ended March 31, 2017 or March 31, 2016.

As a result of stock issuances under our equity compensation plans, during the three months ended March 31, 2017 and 2016, we issued 1,518,605 and 862,546 shares of our common stock, respectively.

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

During the three months ended March 31, 2017 and 2016, potentially dilutive securities consisted of common shares underlying outstanding stock options and RSUs. During the three months ended March 31, 2017 and 2016, there were weighted average outstanding stock options and RSUs of 21.0 million and 19.7 million shares, respectively.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section as well as factors described in Part II, Item 1A- “Risk Factors.”

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

We continue to make significant investments in building and advancing our pipeline of proprietary drug candidates as we believe that this is the best strategy to build shareholder value. In 2017, we commenced a broad clinical development program for NKTR-214 in combination with other immuno-oncology agents including Opdivo® (nivolumab) as part of our broad Phase 1/2 clinical collaboration with BMS in five tumor types and eight potential indications, a dose-escalation study with atezolizumab, and numerous preclinical collaboration programs. In February 2017, we filed an IND for NKTR-358, our auto-immune disease drug candidate, and began the Phase 1 study for this program in healthy volunteers in March 2017.  We plan to advance the program into Phase 1b in patients with systemic lupus erythematous (SLE), and other potential immune disease indications. On March 20, 2017, we announced that NKTR-181 met its primary and secondary endpoints in the SUMMIT-07 Phase 3 efficacy study. We also have an ongoing pivotal human abuse liability study (HAL) for NKTR-181 that is fully enrolled with top-line data expected in the middle of this year.  Following the success of the SUMMIT-07 Phase 3 efficacy study, we plan to seek a collaboration partner to support future development and commercialization activities for NKTR-181. We are also completing preclinical research and IND-enabling work for NKTR-262 and NKTR-255 with the goal of advancing those programs into the clinic later this year or in the early part of next year. The level of our future research and development investment will depend on a number of trends and uncertainties including clinical outcomes, future studies required to advance programs to regulatory approval, and the economics related to potential future collaborations that may include up-front payments, development funding, milestones, and royalties.

We have significant milestone and royalty economic interests in approved drugs and drug candidates in late stage development with our collaboration partners. With AstraZeneca, we have a collaboration for MOVANTIK®, an oral peripherally-acting mu-opioid antagonist for the treatment of opioid-induced constipation in adult patients with non-cancer pain. We have a collaboration with Baxalta (a wholly-owned subsidiary of Shire plc) for ADYNOVATE®, that was approved by the FDA in late 2015 for use in adults and adolescents, aged 12 years and older, who have Hemophilia A. The FDA recently expanded the approval of ADYNOVATE® for the treatment of Hemophilia A in patients under 12 years of age, and for the use in surgical settings for both adult and pediatric patients. In 2016, the Ministry of Health, Labour and Welfare in Japan approved ADYNOVATE® in Japan for patients aged 12 years and older with Hemophilia A. ADYNOVATE® is under regulatory review in the European Union, Switzerland, and Canada. We also have significant milestone and royalty interests in two drug development programs with Bayer. BAY41-6551 (Amikacin Inhale), which is an inhaled solution of amikacin, is an aminoglycoside antibiotic in Phase 3 clinical development to treat ventilated associated pneumonia and we expect topline results from this program in 2017. The second program with Bayer Schering, Cipro DPI (Cipro Dry Powder Inhaler, previously called Cipro Inhale), is an inhaled dry powder ciprofloxacin in Phase 3 development to treat non-cystic fibrosis bronchiectasis. The first Phase 3 clinical study for Cipro DPI (“RESPIRE 1”) met its co-primary endpoints for the every 14-day dosing arm of Cipro DPI. On April 5, 2017, an abstract with data from the second Phase 3 clinical study for Cipro DPI (“RESPIRE 2”) trial was published by the American Thoracic Society in connection with the American Thoracic Society 2017 International Conference. The RESPIRE 2 trial showed a positive trend of Cipro DPI efficacy for both the 14 and the 28 days on/off regimens, but did not reach statistical significance. A pooled analysis of the primary efficacy results of RESPIRE 1 and RESPIRE 2 is positive. Bayer has informed us that they plan to discuss next steps with regulatory authorities based on the findings from RESPIRE 1 and RESPIRE 2. We also have milestone and royalty interests in other collaboration partner programs including PEGPH20 with Halozyme that is in Phase 3 development and dapirolizumab pegol with UCB Pharma that is in Phase 2 development for systemic lupus erythematosus (SLE). The level of sales growth of MOVANTIK® and ADYNOVATE®, together with the future clinical trial results and potential subsequent approvals of these collaboration partner drug candidates, will have a material impact on our future financial results and financial position.

Our business is subject to significant risks, including the risks inherent in our development efforts, the results of our clinical trials, our dependence on the marketing efforts by our collaborative parties, uncertainties associated with obtaining and enforcing patents, the lengthy and expensive regulatory approval process and competition from other products. For a discussion of these and some of the other risks and uncertainties affecting our business, see Item 1A "Risk Factors."

While the approved drugs and clinical development programs described above are key elements of our future success, we believe it is critically important that we continue to make substantial investments in our earlier-stage drug candidate pipeline such as NKTR-262 and NKTR-255. We have several drug candidates in earlier stage clinical development or being explored in research that we are preparing to advance into the clinic in future years. We are also advancing several other drug candidates in preclinical development in the areas of cancer immunotherapy, immunology, and other therapeutic indications. While we believe that our substantial investment in research and development has the potential to create significant value if one or more of our drug candidates demonstrates positive clinical results, receives regulatory approval in one or more major markets and achieves commercial success, drug research and development is an inherently uncertain process and there is a high risk of failure at every stage prior to approval and the timing and outcome of clinical trial results are extremely difficult to predict. Clinical development successes and failures can have a disproportionately positive or negative impact on our scientific and medical prospects, financial condition and prospects, results of operations and market value.

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

Key Developments and Trends in Liquidity and Capital Resources

We estimate that we have working capital to fund our current business plans through at least the next twelve months. At March 31, 2017, we had approximately $362.0 million in cash and investments in marketable securities. Also, as of March 31, 2017, we had $254.5 million in debt, including $250.0 million in principal of senior secured notes and $4.5 million of capital lease obligations.

Results of Operations

Three Months Ended March 31, 2017 and 2016

Revenue (in thousands, except percentages)

	Three months ended March 31,		Increase/ (Decrease) 2017 vs. 2016	Percentage Increase/ (Decrease) 2017 vs. 2016
	2017	2016
Product sales	$4,756	$14,099	$(9,343)	(66)%
Royalty revenue	7,217	4,061	3,156	78%
Non-cash royalty revenue related to sale of future royalties	6,663	6,535	128	2%
License, collaboration and other revenue	6,092	34,187	(28,095)	(82)%
Total revenue	$24,728	$58,882	$(34,154)	(58)%

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

Product sales decreased for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to decreased product demand from our collaboration partners, including Ophthotech. In the year ended December 31, 2016, product sales to Ophthotech totaled $30.1 million. In December 2016, Ophthotech announced that two pivotal Phase 3 clinical trials for Fovista® failed to meet their primary endpoints although a separate Phase 3 trial for Fovista® remains ongoing. As a result, other than approximately $10.4 million of product sales to Ophthotech expected in the second quarter of 2017 related to their binding purchase commitments, we currently do not expect any further sales to Ophthotech in 2017.

Royalty revenue

We receive royalty revenue from certain of our collaboration partners based on their net sales of commercial products. Royalty revenue received in cash increased for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to increased sales of MOVANTIK® and ADYNOVATE®. We expect royalty revenue for the full year of 2017 to increase as compared to 2016 due to royalties we expect to receive from net sales of MOVANTIK®, MOVENTIG® and ADYNOVATE® as a result of sales growth of these partnered products.

Non-cash royalty revenue related to sale of future royalties

In February 2012, we sold all of our rights to receive future royalty payments on CIMZIA® and MIRCERA®. As described in Note 4 to our Condensed Consolidated Financial Statements, this royalty sale transaction has been recorded as a liability that amortizes over the estimated royalty payment period. As a result of this liability accounting, even though the royalties from UCB and Roche are remitted directly to the purchaser of these royalty interests, we will continue to record revenue for these royalties. We expect non-cash royalties from net sales of CIMZIA® and MIRCERA® for the full year of 2017 to increase marginally compared to 2016.

License, Collaboration and Other Revenue

License, collaboration and other revenue includes the recognition of upfront payments, milestone and other contingent payments received in connection with our license and collaboration agreements and certain research and development activities. The level of license, collaboration and other revenue depends in part upon the estimated amortization period of the upfront payments, the achievement of milestones and other contingent events, the continuation of existing collaborations, the amount of research and development work, and entering into new collaboration agreements, if any.

License, collaboration and other revenue decreased for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to the recognition in March 2016 of $28.0 million for our 40% share of the $70.0 million sublicense payment received by AstraZeneca from Kirin.

We expect our license, collaboration and other revenue for the full year of 2017 will decrease as compared to 2016.

Cost of Goods Sold and Product Gross Margin (in thousands, except percentages)

	Three months ended March 31,		Increase/ (Decrease) 2017 vs. 2016	Percentage Increase/ (Decrease) 2017 vs. 2016
	2017	2016
Cost of goods sold	$6,131	$8,870	$(2,739)	(31)%
Product gross profit	(1,375)	5,229	$(6,604)	>(100)%
Product gross margin	(29)%	37%

Cost of goods sold decreased during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to decreased product sales.

The decrease in product gross profit and product gross margin during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 is primarily due to decreased product sales as well as a less favorable product mix in 2017 compared to 2016. In particular, we have a manufacturing arrangement with a partner that includes a fixed price which is less than the fully burdened manufacturing cost for the reagent in 2017 and 2016 and we expect this situation to continue with this partner in future years. There were more shipments to this partner relative to shipments to other customers during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. In addition to product sales from reagent materials supplied to the partner where our sales are less than our fully burdened manufacturing cost, we also receive royalty revenue from this collaboration. In the three months ended March 31, 2017 and 2016, the royalty revenue from this collaboration exceeded the related negative gross profit.

We expect product gross margin to continue to fluctuate in future periods depending on the level and mix of manufacturing orders from our customers due to the predominantly fixed cost base associated with our manufacturing activities. We currently expect product gross margin to decrease significantly for the full year of 2017 as compared to 2016 and gross margin may approximate breakeven in 2017 as a result of the anticipated decrease in product sales from our collaboration partner Ophthotech as described above.

Research and Development Expense (in thousands, except percentages)

	Three months ended March 31,		Increase/ (Decrease) 2017 vs. 2016	Percentage Increase/ (Decrease) 2017 vs. 2016
	2017	2016
Research and development expense	$61,058	$49,268	$11,790	24%

Research and development expense consists primarily of clinical study costs, direct costs of outside research, materials, supplies, licenses and fees as well as personnel costs (including salaries, benefits, and stock-based compensation). Research and development expense also includes certain overhead allocations consisting of support and facilities-related costs. Where we perform research and development activities under a clinical joint development collaboration, such as our collaboration with Bristol-Myers Squibb, we record the cost reimbursement from our partner as a reduction to research and development expense when reimbursement amounts are due to us under the agreement.

Research and development expense increased during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to costs incurred in our NKTR-214 and NKTR-358 clinical programs and preclinical activities for NKTR-262 and NKTR-255. We expect research and development expense for the full year of 2017 to increase as compared to 2016.

Other than as described in the Overview section above, there have been no material changes to the status of clinical programs in the three months ended March 31, 2017 from the activities discussed in our Annual Report on Form 10-K for the year ended December 31, 2016 on file with the Securities and Exchange Commission.

General and Administrative Expense (in thousands, except percentages)

	Three months ended March 31,		Increase/ (Decrease) 2017 vs. 2016	Percentage Increase/ (Decrease) 2017 vs. 2016
	2017	2016
General and administrative expense	$11,976	$10,228	1,748	17%

General and administrative expense includes the cost of administrative staffing, business development, marketing, finance, and legal activities. General and administrative expense increased during the three months ended March 31, 2017 compared with the three months ended March 31, 2016 primarily due to increased costs related to personnel, facilities and outside services. We expect general and administrative expenses in the full year of 2017 to increase compared to 2016.

Interest Expense (in thousands, except percentages)

	Three months ended March 31,		Increase/ (Decrease) 2017 vs. 2016	Percentage Increase/ (Decrease) 2017 vs. 2016
	2017	2016
Interest expense	$5,402	$5,677	$(275)	(5)%
Non-cash interest expense on liability related to sale of future royalties	4,552	5,045	(493)	(10)%

Interest expense for the three months ended March 31, 2017 decreased marginally compared with the three months ended March 31, 2016. In October 2015, we issued $250.0 million in aggregate principal amount of 7.75% senior secured notes due October 2020.

Interest on the 7.75% senior secured notes is calculated based on actual days outstanding over a 360 day year. We expect interest expense during the full year of 2017 to be consistent with 2016.

Non-cash interest expense on the liability related to sale of future royalties for the three months ended March 31, 2017 decreased marginally compared with the three months ended March 31, 2016. In February 2012, we sold all of our rights to receive future royalty payments on CIMZIA® and MIRCERA® in exchange for $124.0 million. As described in Note 4 to our Condensed Consolidated Financial Statements, this royalty sale transaction has been recorded as a liability that amortizes over the estimated royalty payment period as CIMZIA® and MIRCERA® royalties are remitted directly to the purchaser. We impute interest on the transaction and record interest expense at the effective interest rate, which we currently estimate to be approximately 17%. There are a number of factors that could materially affect the estimated interest rate, in particular, the amount and timing of royalty payments from future net sales of CIMZIA® and MIRCERA®, and we assess this estimate on a periodic basis. As a result, future interest rates could differ significantly and any such change in interest rate will be adjusted prospectively. Unless we adjust our estimated interest rate, we expect non-cash interest expense on the liability related to sale of future royalties for the full year of 2017 to decrease marginally compared to 2016 as a result of the decreasing royalty liability balance.

Liquidity and Capital Resources

We have financed our operations primarily through revenue from product sales, royalties and research and development contracts, as well as public offering and private placements of debt and equity securities. At March 31, 2017, we had approximately $362.0 million in cash and investments in marketable securities. Also, as of March 31, 2017, we had $254.5 million in debt, including $250.0 million in principal of senior secured notes and $4.5 million of capital lease obligations.

We estimate that we have working capital to fund our current business plans through at least the next twelve months. We expect the clinical development of our proprietary drug candidates including NKTR-181, Amikacin Inhale, ONZEALDTM, NKTR-214, and NKTR-358, will require significant investment in order to continue to advance in clinical development with the objective of entering into a collaboration partnership or obtaining regulatory approval. However, we have no credit facility or any other sources of committed capital. In the past we have received a number of significant payments from collaboration agreements and other significant transactions. In the future, we expect to continue to receive increasing royalties from commercial sales of products such as MOVANTIK®, MOVENTIG® and ADYNOVATE® as they continue to increase sales after their recent product launches and potential substantial payments from future collaboration transactions if drug candidates in our pipeline achieve positive clinical or regulatory outcomes. Our current business plan is also subject to significant uncertainties and risks as a result of, among other factors, the sales levels of products for which we are entitled to royalties such as MOVANTIK®, MOVENTIG® and ADYNOVATE®, clinical program outcomes, whether, when and on what terms we are able to enter into new collaboration transactions, expenses being higher than anticipated, unplanned expenses, cash receipts being lower than anticipated, and the need to satisfy contingent liabilities, including litigation matters and indemnification obligations.

The availability and terms of various financing alternatives substantially depend on many factors including the success or failure of drug development programs in our pipeline, including NKTR-181, Amikacin Inhale, CIPRO DPI, ONZEALDTM, NKTR-214 and NKTR-358, as well as other early stage development programs. The availability and terms of financing alternatives and any future significant payments from existing or new collaborations depend on the positive outcome of ongoing or planned clinical studies, whether we or our partners are successful in obtaining regulatory authority approvals in major markets, and if approved, the commercial success of these drugs, as well as general capital market conditions. We will pursue various financing alternatives as needed to continue to fund our research and development activities and to fund the expansion of our business as appropriate.

Due to the potential for adverse developments in the credit markets in 2017 and thereafter, we may experience reduced liquidity with respect to some of our investments in marketable securities. These investments are generally held to maturity, which, in accordance with our investment policy, is less than two years. However, if the need arises to liquidate such securities before maturity, we may experience losses on liquidation. At March 31, 2017, the average time to maturity of the investments held in our portfolio was approximately five months. To date we have not experienced any liquidity issues with respect to these securities. We believe that, even allowing for potential liquidity issues with respect to these securities, our remaining cash and investments in marketable securities will be sufficient to meet our anticipated cash needs for at least the next twelve months.

Cash flows from operating activities

Cash flows used in operating activities for the three months ended March 31, 2017 totaled $34.6 million, which includes $49.8 million of net operating cash uses as well as $5.0 million for interest payments on our senior secured notes, partially offset by the receipt of $20.2 million of milestones and advance payments from our collaboration agreements. We expect that cash flows used in operating activities, excluding upfront, milestone and other contingent payments received, if any, will increase in the full year of 2017 compared to 2016 primarily as a result of increased research and development expenses.

Cash flows used in operating activities for the three months ended March 31, 2016 totaled $23.6 million, which includes $28.6 million of net operating cash uses as well as $5.0 million for interest payments on our senior secured notes, partially offset by the receipt of a $10.0 million milestone in January 2016 from our Baxalta collaboration agreement.

Cash flows from investing activities

We paid $4.1 million and $1.7 million to purchase property, plant and equipment in the three months ended March 31, 2017 and 2016, respectively. We expect our capital expenditures in the full year of 2017 to increase compared to 2016.

Cash flows from financing activities

We received proceeds from issuance of common stock related to our employee option and stock purchase plans of $11.8 million and $6.1 million in the three months ended March 31, 2017 and 2016, respectively.

Contractual Obligations

There were no material changes during the three months ended March 31, 2017 to the summary of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2016 on file with the Securities and Exchange Commission.

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

We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates on an ongoing basis. Actual results may differ from those estimates under different assumptions or conditions. There have been no material changes to our critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our market risks at March 31, 2017 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016 on file with the Securities and Exchange Commission.

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

Changes in Internal Control Over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. However, there was no change in our internal control over financial reporting that occurred in the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Investors in Nektar Therapeutics should carefully consider the risks described below before making an investment decision. The risks described below may not be the only ones relating to our company. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016. Additional risks that we currently believe are immaterial may also impair our business operations. Our business, results of operations, financial condition, cash flows and future prospects and the trading price of our common stock and our ability to repay our senior secured notes could be harmed as a result of any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2016, including our consolidated financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission (SEC).

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

Drug development is a highly uncertain scientific and medical endeavor, and failure can unexpectedly occur at any stage of preclinical and clinical development. Typically, there is a high rate of attrition for drug candidates in preclinical and clinical trials due to scientific feasibility, safety, efficacy, changing standards of medical care and other variables. The risk of failure increases for our drug candidates that are based on new technologies, such as the application of our advanced polymer conjugate technology to ONZEALDTM, NKTR-181, NKTR-214, NKTR-358 and other drug candidates currently in discovery research or preclinical development.  The failure of one or more of our drug candidates could have a material adverse effect on our business, financial condition and results of operations.

The risk of clinical failure for any drug candidate remains high prior to regulatory approval.

A number of companies have suffered significant unforeseen failures in clinical studies due to factors such as inconclusive efficacy or safety, even after achieving preclinical proof-of-concept or positive results from earlier clinical studies that were satisfactory both to them and to reviewing regulatory authorities. Clinical study outcomes remain very unpredictable and it is possible that one or more of our clinical studies could fail at any time due to efficacy, safety or other important clinical findings or regulatory requirements. The results from preclinical testing or early clinical trials of a product candidate may not predict the results that will be obtained in later phase clinical trials of the product candidate. We, the FDA, an independent Institutional Review Board (IRB), an independent ethics committee, or other applicable regulatory authorities may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects participating in such trials are being exposed to unacceptable health risks or adverse side effects. Similarly, an IRB or ethics committee may suspend a clinical trial at a particular trial site. If one or more of our drug candidates fail in clinical studies, it could have a material adverse effect on our business, financial condition and results of operations.

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

Given these risks, the success of our current and future collaboration partnerships is highly unpredictable and can have a substantial negative or positive impact on our business—in particular, we expect the commercial outcomes of MOVANTIK®, MOVENTIG® and ADYNOVATE® (previously referred to as BAX 855) to have a particularly significant impact on our near to mid- term financial results and financial condition.  Additionally, there are also several important drugs in later stage development with collaboration partners including Amikacin Inhale and Cipro DPI. If the approved drugs fail to achieve commercial success or the drugs in development fail to have positive late stage clinical outcomes sufficient to support regulatory approval in major markets, it could significantly impair our access to capital necessary to fund our research and development efforts for our proprietary drug candidates. If we are unable to obtain sufficient capital resources to advance our drug candidate pipeline, it would negatively impact the value of our business, results of operations and financial condition.

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

We or our partners may not obtain regulatory approval for drug candidates on a timely basis, or at all, or the terms of any approval (which in some countries includes pricing approval) may impose significant restrictions or limitations on use. Drug candidates must undergo rigorous animal and human testing and an extensive review process for safety and efficacy by the FDA and equivalent foreign regulatory authorities. The time required for obtaining regulatory decisions is uncertain and difficult to predict. The FDA and other U.S. and foreign regulatory authorities have substantial discretion, at any phase of development, to terminate clinical studies, require additional clinical development or other testing, delay or withhold registration and marketing approval and mandate product withdrawals, including recalls. For example, while data from certain pre-specified subgroups in the BEACON study was positive, the study did not achieve statistical significance for its primary endpoint and the FDA and European Medicines Agency rarely approve drugs on the basis of studies that do not achieve statistical significance on the primary endpoint. Further, while the results from the Phase 3 study of NKTR-181 were positive and NKTR-181 has Fast Track designation, the regulatory pathway for NKTR-181 remains subject to substantial uncertainty including the amount of data required to support an NDA application. Further, regulatory authorities have the discretion to analyze data using their own methodologies that may differ from those used by us or our partners which could lead such authorities to arrive at different conclusions regarding the safety or efficacy of a drug candidate. In addition, undesirable side effects caused by our drug candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restricted label or the delay or denial of regulatory approval by regulatory authorities. For example, AstraZeneca will be conducting a post-marketing, observational epidemiological study comparing MOVANTIK® to other treatments of OIC in patients with chronic, non-cancer pain and the results of this study could at some point in the future negatively impact the labeling, regulatory status, and commercial potential of MOVANTIK®.

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

As of March 31, 2017, we had cash and investments in marketable securities valued at approximately $362.0 million. Also, as of March 31, 2017, we had $254.5 million in debt, including $250.0 million in principal of senior secured notes and $4.5 million of capital lease obligations. While we believe that our cash position will be sufficient to meet our liquidity requirements through at least the next 12 months, our future capital requirements will depend upon numerous unpredictable factors, including:

•

the cost, timing and outcomes of clinical studies and regulatory reviews of our proprietary drug candidates that we have licensed to our collaboration partners —important examples include Amikacin Inhale and Cipro DPI licensed to Bayer;

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

We or our partners may experience delays in clinical trials of drug candidates. We currently have ongoing trials for NKTR-181 which includes a long-term safety study and a human abuse liability study. We have ongoing trials evaluating NKTR-214 including a trial evaluating NKTR-214 as a potential combination treatment with Opdivo. We also have an ongoing Phase 1 dose-escalation study for NKTR-358 which is planned to evaluate single-ascending doses of NKTR-358 in healthy subjects to evaluate the safety and tolerability profile and measure the level and functional activity of regulatory T cells.  In addition, our collaboration partners have several ongoing Phase 3 clinical programs including Baxalta for ADYNOVATE® (previously referred to as BAX 855) in the EU, and Bayer for Amikacin Inhale. We also have ongoing trials with our partners for the following: Halozyme has trials in Pancreatic, Non-Small Cell Lung Cancer and other multiple tumor types in Phase 1, 2, and 3 development. These and other clinical studies may not begin on time, enroll a sufficient number of patients or be completed on schedule, if at all. Clinical trials for any of our product candidates could be delayed for a variety of reasons, including:

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

Our revenue is exclusively derived from our collaboration agreements, from which we receive upfront fees, contract research payments, milestone and other contingent payments based on clinical progress, regulatory progress or net sales achievements, royalties and manufacturing revenue. Significant variations in the timing of receipt of cash payments and our recognition of revenue can result from significant payments based on the execution of new collaboration agreements, the timing of clinical outcomes, regulatory approval, commercial launch or the achievement of certain annual sales thresholds. The amount of our revenue derived from collaboration agreements in any given period will depend on a number of unpredictable factors, including our ability to find and maintain suitable collaboration partners, the timing of the negotiation and conclusion of collaboration agreements with such partners, whether and when we or our collaboration partners achieve clinical, regulatory and sales milestones, the timing of regulatory approvals in one or more major markets, reimbursement levels by private and government payers, and the market introduction of new drugs or generic versions of the approved drug, as well as other factors. The application of ASC 606, Revenue Recognition-Revenue from contracts with customers, which will apply beginning in the first quarter of 2018, may have a material impact on revenue recognition under our collaboration agreements. Our past revenue generated from collaboration agreements is not necessarily indicative of our future revenue. If any of our existing or future collaboration partners fails to develop, obtain regulatory approval for, manufacture or ultimately commercialize any product candidate under our collaboration agreement, our business, financial condition, and results of operations could be materially and adversely affected.

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

For the three months ended March 31, 2017, we reported a net loss of $63.9 million. If and when we achieve profitability depends upon a number of factors, including the timing and recognition of milestone and other contingent payments and royalties received, the timing of revenue under our collaboration agreements, the amount of investments we make in our proprietary product candidates and the regulatory approval and market success of our product candidates. We may not be able to achieve and sustain profitability.

Other factors that will affect whether we achieve and sustain profitability include our ability, alone or together with our partners, to:

•	develop drugs utilizing our technologies, either independently or in collaboration with other pharmaceutical or biotechnology companies;
•	effectively estimate and manage clinical development costs, particularly the cost of the clinical studies for NKTR-181, NKTR-214, and NKTR-358;
•	receive necessary regulatory and marketing approvals;
•	maintain or expand manufacturing at necessary levels;
•	achieve market acceptance of our partnered products;
•	receive royalties on products that have been approved, marketed or submitted for marketing approval with regulatory authorities; and
•	maintain sufficient funds to finance our activities.

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

There are many competitors for our proprietary product candidates currently in development. For Amikacin Inhale, the current standard of care includes several approved intravenous antibiotics for the treatment of either hospital-acquired pneumonia or ventilator-associated pneumonia in patients on mechanical ventilators. For MOVANTIK®, there are currently several alternative therapies used to address opioid-induced constipation (OIC) and opioid-induced bowel dysfunction (OBD), including Symproic® (naldemedine) from Shionogi and Purdue Pharma L.P., RELISTOR® Subcutaneous Injection (methylnaltrexone bromide), oral therapy Amitizia (lubiprostone), and oral and rectal over-the-counter laxatives and stool softeners such as docusate sodium, senna and milk of magnesia. In addition, there are a number of companies developing potential products which are in various stages of clinical development and are being evaluated for the treatment of OIC and OBD in different patient populations, including Merck & Co., Inc., Progenics Pharmaceuticals, Inc. in collaboration with Salix Pharmaceuticals, Ltd., Purdue Pharma L.P. in collaboration with Shionogi & Co., Ltd., Mundipharma Int. Limited, Sucampo Pharmaceuticals, Inc., Develco Pharma GmbH, Alkermes plc, GlaxoSmithKline plc, Theravance, Inc., and Takeda Pharmaceutical Company Limited. For ADYNOVATE®, on June 6, 2014, the FDA approved Biogen Idec’s ELOCTATE™ for the control and prevention of bleeding episodes, perioperative (surgical) management and routine prophylaxis in adults and children with Hemophilia A, and Bayer Healthcare and Novo Nordisk have ongoing Phase 3 clinical development programs for longer acting Factor VIII proteins based on polymer conjugation technology approaches. For NKTR-181, there are numerous companies developing pain therapies designed to have less abuse potential primarily through formulation technologies and techniques applied to existing pain therapies. Potential competitors include Acura Pharmaceuticals, Inc., Cara Therapeutics, Inc., Collegium Pharmaceutical, Inc., Egalet Ltd, Elite Pharmaceuticals, Inc., Endo Health Solutions Inc., KemPharm,

Inc., Pfizer, Inc., Purdue Pharma L.P., and Teva Pharmaceutical Industries Ltd.  For ONZEALDTM there are a number of chemotherapies and cancer therapies approved today and in various stages of clinical development for breast cancer, including, but not limited to: Abraxane® (paclitaxel protein-bound particles for injectable suspension (albumin bound)), Xeloda® (capecitabine), Afinitor® (everolimus), Doxil® (doxorubicin HCl), Ellence® (epirubicin), Gemzar® (gemcitabine), Halaven® (eribulin), Herceptin® (trastuzumab), Hycamtin® (topotecan), Ibrance® (palbociclib), Ixempra® (ixabepilone), Navelbine® (vinolrebine), Iniparib, Paraplatin® (carboplatin), Taxol® (paclitaxel) and Taxotere® (docetaxel). Major pharmaceutical or biotechnology companies with approved drugs or drugs in development for breast cancers include, but are not limited to, Bristol-Myers Squibb Company, Eli Lilly & Co., Roche, GlaxoSmithKline plc, Johnson and Johnson, Pfizer Inc., Eisai Inc., and Sanofi Aventis S.A. There are numerous companies engaged in developing immunotherapies to be used alone, or in combination, to treat a wide range of oncology indications targeting both solid and liquid tumors.  In particular, we expect to compete with therapies with tumor infiltrating lymphocytes, or TILS, chimeric antigen receptor-expressing T cells, or CAR-T, cytokine-based therapies, and checkpoint inhibitors.  Potential competitors in the TIL and CAR-T space include Kite Pharma/NCI, Adaptimmune LLC, Celgene Corporation, Juno Therapeutics, and Novartis, Alkermes, Altor, and Armo in the cytokine-based therapies space, and Tesaro, Macrogenics, Merck, BMS, and Roche in the checkpoint inhibitor space.

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

Despite the implementation of security measures, our internal computer systems and those of our contract research organizations (CROs) and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Such events could cause interruptions of our operations. For instance, the loss of preclinical data or data from any future clinical trial involving our product candidates could result in delays in our development and regulatory filing efforts and significantly increase our costs. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data, or inappropriate disclosure of confidential or proprietary information of our company or clinical patients, we could incur liability and the development of our product candidates could be delayed.

Our future depends on the proper management of our current and future business operations and their associated expenses.

Our business strategy requires us to manage our business to provide for the continued development and potential commercialization of our proprietary and partnered drug candidates. Our strategy also calls for us to undertake increased research and development activities and to manage an increasing number of relationships with partners and other third parties, while simultaneously managing the capital necessary to support this strategy. If we make a decision to bear a majority or all of the clinical development costs of ONZEALDTM this will substantially increase our future capital requirements. If we are unable to manage effectively our current operations and any growth we may experience, our business, financial condition and results of operations may be adversely affected. If we are unable to effectively manage our expenses, we may find it necessary to reduce our personnel-related costs through reductions in our workforce, which could harm our operations, employee morale and impair our ability to retain and recruit talent. Furthermore, if adequate funds are not available, we may be required to obtain funds through arrangements with partners or other sources that may require us to relinquish rights to certain of our technologies, products or future economic rights that we would not otherwise relinquish or require us to enter into other financing arrangements on unfavorable terms.

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

Our stock price is volatile. During the three months ended March 31, 2017, based on closing prices on The NASDAQ Global Select Market, the closing price of our common stock ranged from $11.75 to $24.20 per share. We expect our stock price to remain volatile. A variety of factors may have a significant effect on the market price of our common stock, including the risks described in this section titled “Risk Factors” and the following:

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

This indenture also requires us to maintain a minimum cash and investments in marketable securities balance of $60.0 million. We have certain reporting obligations under the indenture regarding cash position and royalty revenue. The indenture specifies a number of events of default, some of which are subject to applicable grace or cure periods, including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults, non-payment of material judgments, loss of any material business license, criminal indictment of the Company, and certain civil forfeiture proceedings involving material assets of the Company. Our ability to comply with these covenants will likely be affected by many factors, including events beyond our control, and we may not satisfy those requirements. Our failure to comply with our obligations could result in an event of default under our other indebtedness and the acceleration of our other indebtedness, in whole or in part, could result in an event of default under the indenture governing the senior secured notes.

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

None, including no purchases of any class of our equity securities by us or any affiliate pursuant to any publicly announced repurchase plan in the three months ended March 31, 2017.

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

101**

The following materials from Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

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
Date: May 9, 2017

By:	/s/ JILLIAN B. THOMSEN
Jillian B. Thomsen
Senior Vice President, Finance and Chief Accounting Officer
Date: May 9, 2017

EXHIBIT INDEX

Except as so indicated in Exhibits 32.1, the following exhibits are filed as part of, or incorporated by reference in, this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Documents

31.1(1)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(1)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

101**

The following materials from Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

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