Form 10-Q
period 2017-06-30
NEKTAR THERAPEUTICS
filed 2017-08-09
CIK 906709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 156,327,530 on August 3, 2017.

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

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$16,149	$59,640
Short-term investments	249,398	329,462
Accounts receivable, net	4,114	15,678
Inventory	11,008	11,109
Other current assets	7,496	10,063
Total current assets	288,165	425,952
Long-term investments	45,160	—
Property, plant and equipment, net	64,929	65,601
Goodwill	76,501	76,501
Other assets	1,104	817
Total assets	$475,859	$568,871
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,241	$2,816
Accrued compensation	14,346	18,280
Accrued clinical trial expenses	6,683	7,958
Other accrued expenses	6,683	4,711
Interest payable	4,144	4,198
Capital lease obligations, current portion	2,706	2,908
Liability related to refundable upfront payment	12,500	12,500
Deferred revenue, current portion	13,373	14,352
Other current liabilities	5,937	4,499
Total current liabilities	72,613	72,222
Senior secured notes, net	244,336	243,464
Capital lease obligations, less current portion	1,056	2,223
Liability related to the sale of future royalties, net	101,897	105,950
Deferred revenue, less current portion	48,979	51,887
Other long-term liabilities	3,592	5,000
Total liabilities	472,473	480,746
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares designated, issued or outstanding at June 30, 2017 or December 31, 2016	—	—
Common stock, $0.0001 par value; 300,000 shares authorized; 155,861 shares and 153,212 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	15	15
Capital in excess of par value	2,150,019	2,111,483
Accumulated other comprehensive loss	(1,662)	(2,363)
Accumulated deficit	(2,144,986)	(2,021,010)
Total stockholders’ equity	3,386	88,125
Total liabilities and stockholders’ equity	$475,859	$568,871

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenue:
Product sales	$15,693	$12,867	$20,449	$26,966
Royalty revenue	7,434	3,516	14,651	7,576
Non-cash royalty revenue related to sale of future royalties	6,638	8,115	13,301	14,650
License, collaboration and other revenue	4,824	8,270	10,916	42,457
Total revenue	34,589	32,768	59,317	91,649
Operating costs and expenses:
Cost of goods sold	8,989	7,708	15,120	16,578
Research and development	60,260	52,350	121,318	101,618
General and administrative	15,996	11,035	27,972	21,262
Total operating costs and expenses	85,245	71,093	164,410	139,458
Loss from operations	(50,656)	(38,325)	(105,093)	(47,809)
Non-operating income (expense):
Interest expense	(5,510)	(5,627)	(10,912)	(11,304)
Non-cash interest expense on liability related to sale of future royalties	(4,512)	(4,982)	(9,064)	(10,027)
Interest income and other income (expense), net	906	458	1,564	1,333
Total non-operating expense, net	(9,116)	(10,151)	(18,412)	(19,998)
Loss before provision for income taxes	(59,772)	(48,476)	(123,505)	(67,807)
Provision for income taxes	99	127	232	294
Net loss	$(59,871)	$(48,603)	$(123,737)	$(68,101)

Basic and diluted net loss per share	$(0.39)	$(0.36)	$(0.80)	$(0.50)
Weighted average shares outstanding used in computing basic and diluted net loss per share	155,352	136,350	154,514	136,072

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Comprehensive loss	$(59,684)	$(48,787)	$(123,036)	$(67,950)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(123,737)	$(68,101)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash royalty revenue related to sale of future royalties	(13,301)	(14,650)
Non-cash interest expense on liability related to sale of future royalties	9,064	10,027
Stock-based compensation	16,283	12,627
Depreciation and amortization	8,287	7,634
Other non-cash transactions	(1,089)	(1,260)
Changes in operating assets and liabilities:
Accounts receivable, net	11,564	(7,830)
Inventory	101	1,084
Other assets	2,280	4,637
Accounts payable	3,221	17
Accrued compensation	(3,934)	6,465
Accrued clinical trial expenses	(1,275)	5,250
Other accrued expenses	2,388	2,831
Interest payable	(54)	(54)
Liability related to refundable upfront payment	—	12,500
Deferred revenue	(3,887)	(7,704)
Other liabilities	1,000	(725)
Net cash used in operating activities	(93,089)	(37,252)
Cash flows from investing activities:
Purchases of investments	(121,135)	(72,806)
Maturities of investments	147,558	107,363
Sales of investments	8,823	—
Purchases of property, plant and equipment	(6,344)	(3,234)
Net cash provided by investing activities	28,902	31,323
Cash flows from financing activities:
Payment of capital lease obligations	(1,369)	(3,517)
Proceeds from shares issued under equity compensation plans	22,016	9,643
Net cash provided by financing activities	20,647	6,126
Effect of exchange rates on cash and cash equivalents	49	(91)
Net (decrease) increase in cash and cash equivalents	(43,491)	106
Cash and cash equivalents at beginning of period	59,640	55,570
Cash and cash equivalents at end of period	$16,149	$55,676
Supplemental disclosure of cash flow information:
Cash paid for interest	$10,010	$10,448

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

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

Our research and development activities have required significant ongoing investment to date and are expected to continue to require significant investment. As a result, we expect to continue to incur substantial losses and negative cash flows from operations in the future. We have financed our operations primarily through cash generated from licensing, collaboration and manufacturing agreements and financing transactions. At June 30, 2017, we had approximately $310.7 million in cash and investments in marketable securities. Also, as of June 30, 2017, we had $253.8 million in debt, including $250.0 million in principal of senior secured notes and $3.8 million of capital lease obligations, of which $2.7 million is current.

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

Our comprehensive loss consists of our net loss plus our foreign currency translation gains and losses and unrealized holding gains and losses on available-for-sale securities, neither of which were significant during the three and six months ended June 30, 2017 and 2016.  In addition, there were no significant reclassifications out of accumulated other comprehensive loss to the statements of operations during the three and six months ended June 30, 2017 and 2016.

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

Revenue, expenses, assets, and liabilities can vary during each quarter of the year. The results and trends in these interim Condensed Consolidated Financial Statements are not necessarily indicative of the results to be expected for the full year or any other period.

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

Significant Concentrations

Our customers are primarily pharmaceutical and biotechnology companies that are located in the U.S. and Europe. Our accounts receivable balance contains billed and unbilled trade receivables from product sales, milestones, other contingent payments and royalties, as well as reimbursable costs from collaborative research and development agreements. When appropriate, we provide for an allowance for doubtful accounts by reserving for specifically identified doubtful accounts. We generally do not require collateral from our customers. We perform a regular review of our customers’ payment histories and associated credit risk. We have not experienced significant credit losses from our accounts receivable and our allowance for doubtful accounts was not significant at either June 30, 2017 or December 31, 2016.

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

Income Taxes

For the three and six months ended June 30, 2017 and 2016, we recorded an income tax provision for our Nektar India operations at an effective tax rate of approximately 35%. The U.S. federal deferred tax assets generated from our net operating losses have been fully reserved, as we believe it is not more likely than not that the benefit will be realized.

Adoption of New Accounting Principles

In March 2016, the Financial Accounting Standards Board (FASB) issued guidance to simplify several aspects of employee share-based payment accounting, including forfeitures, income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance was effective for our interim and annual periods beginning January 1, 2017. As a result of the adoption of this guidance, as of January 1, 2017, we recorded a $0.2 million charge to our accumulated deficit in our Condensed Consolidated Balance Sheet related to our election to recognize forfeitures of awards as they occur.  In addition, prior to adoption of this guidance, tax attributes related to stock option windfall deductions were not recorded until they resulted in a reduction of cash tax payable. As of December 31, 2016, the excluded windfall deductions for federal and state purposes were $20.6 million and $9.8 million, respectively. Upon adoption, we recognized the excluded windfall deductions as a deferred tax asset on a tax-effected basis with a corresponding increase in the valuation allowance.

In November 2015, the FASB issued guidance to require that deferred tax assets and liabilities be classified as noncurrent on the balance sheet. Previous guidance required deferred tax assets and liabilities to be separated into current and noncurrent amounts on the balance sheet. Accordingly, as of January 1, 2017, we reclassified $0.3 million from other current assets to our other assets balance. This reclassification was applied retrospectively to these balances in our Condensed Consolidated Balance Sheet as of December 31, 2016.

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

Note 2 — Cash and Investments in Marketable Securities

Cash and investments in marketable securities, including cash equivalents, are as follows (in thousands):

	Estimated Fair Value at
	June 30, 2017	December 31, 2016
Cash and cash equivalents	$16,149	$59,640
Short-term investments	249,398	329,462
Long-term investments	45,160	—
Total cash and investments in marketable securities	$310,707	$389,102

We invest in liquid, high quality debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in securities with maturities of two years or less and maintain a weighted average maturity of one year or less. As of June 30, 2017, $45.2 million of our total investments had maturities greater than one year and as of December 31, 2016, all of our investments had maturities of one year or less.

Gross unrealized gains and losses were not significant at either June 30, 2017 or December 31, 2016. During the six months ended June 30, 2017, we sold available-for-sale securities totaling $8.8 million and gross realized gains and losses on those sales were not significant. During the three months ended June 30, 2017 and the three and six months ended June 30, 2016, we did not sell any of our available-for-sale securities. The cost of securities sold is based on the specific identification method.

Under the terms of our 7.75% senior secured notes due October 2020, we are required to maintain a minimum cash and investments in marketable securities balance of $60.0 million.

Our portfolio of cash and investments in marketable securities includes (in thousands):

		Estimated Fair Value at
	Fair Value Hierarchy Level	June 30, 2017	December 31, 2016
Corporate notes and bonds	2	$163,598	$156,044
Corporate commercial paper	2	123,787	160,920
Obligations of U.S. government agencies	2	4,243	13,749
Available-for-sale investments		291,628	330,713
Money market funds	1	14,553	51,104
Certificate of deposit	N/A	2,930	2,930
Cash	N/A	1,596	4,355
Total cash and investments in marketable securities		$310,707	$389,102

Level 1 —	Quoted prices in active markets for identical assets or liabilities.
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

All of our investments are categorized as Level 1 or Level 2, as explained in the table above. We use a market approach to value our Level 2 investments. The disclosed fair value related to our investments is based on market prices from a variety of industry standard data providers and generally represent quoted prices for similar assets in active markets or have been derived from observable market data. During the three and six months ended June 30, 2017 and 2016, there were no transfers between Level 1 and Level 2 of the fair value hierarchy.

Additionally, as of June 30, 2017, based on a discounted cash flow analysis using Level 3 inputs including financial discount rates, we believe the $250.0 million in principal amount of our 7.75% senior secured notes due October 2020 is consistent with its fair value.

Note 3 — Inventory

Inventory consists of the following (in thousands):

	June 30, 2017	December 31, 2016
Raw materials	$1,543	$2,055
Work-in-process	7,207	7,311
Finished goods	2,258	1,743
Total inventory	$11,008	$11,109

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

Note 4 — Liability Related to Sale of Future Royalties

On February 24, 2012, we entered into a Purchase and Sale Agreement (the Purchase and Sale Agreement) with RPI Finance Trust (RPI), an affiliate of Royalty Pharma, pursuant to which we sold, and RPI purchased, our right to receive royalty payments (the Royalty Entitlement) arising from the worldwide net sales, from and after January 1, 2012, of (a) CIMZIA®, under our license, manufacturing and supply agreement with UCB Pharma (UCB), and (b) MIRCERA®, under our license, manufacturing and supply agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (together referred to as Roche). We received aggregate cash proceeds of $124.0 million for the Royalty Entitlement. As part of this sale, we incurred approximately $4.4 million in transaction costs, which will be amortized to interest expense over the estimated life of the Purchase and Sale Agreement. Although we sold all of our rights to receive royalties from the CIMZIA® and MIRCERA® products, as a result of our ongoing manufacturing and supply obligations related to the generation of these royalties, we will continue to account for these royalties as revenue. We recorded the $124.0 million in proceeds from this transaction as a liability (Royalty Obligation) that will be amortized using the interest method over the estimated life of the Purchase and Sale Agreement as royalties from the CIMZIA® and MIRCERA® products are remitted directly to RPI. During the six months ended June 30, 2017 and 2016, we recognized $13.3 million and $14.7 million, respectively, in non-cash royalty revenue from net sales of CIMZIA® and MIRCERA® and we recorded $9.1 million and $10.0 million, respectively, of related non-cash interest expense.

Since its inception, our estimate of the total interest expense on the Royalty Obligation resulted in an effective annual interest rate of approximately 17%. We periodically assess the estimated royalty payments to RPI from UCB and Roche and to the extent such payments are greater or less than our initial estimates or the timing of such payments is materially different from our original estimates, we will prospectively adjust the amortization of the Royalty Obligation.

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

On August 14, 2015, Enzon, Inc. filed a breach of contract complaint in the Supreme Court of the State of New York (Court) claiming damages of $1.5 million (plus interest) for unpaid licensing fees (the “Enzon Litigation”) through the date of the complaint. Enzon alleged that we failed to pay a post-patent expiration immunity fee related to one of the licenses. Following a hearing held on December 21, 2015, the Court granted Nektar’s motion to dismiss the Enzon complaint. Enzon filed an appeal to the Court’s dismissal decision. On October 25, 2016, the Supreme Court of the State of New York, Appellate Division, reversed the earlier decision by the Court granting Nektar’s motion to dismiss the Enzon complaint. As a result, the case was remanded to the Court for further proceedings. On June 26, 2017, we entered into a Second Amendment to the Cross-License and Option Agreement (Cross-License Agreement) with Enzon in which we agreed to pay Enzon a sum of $7.0 million to satisfy all past and future obligations of royalty payments pursuant to the Cross-License Agreement and to have the Enzon Litigation dismissed. The Enzon Litigation was dismissed with prejudice on June 30, 2017.  We paid $3.5 million in June 2017.  We will pay the remaining $3.5 million in January 2018, which is included in other current liabilities on our Condensed Consolidated Balance Sheet as of June 30, 2017. Of the total $7.0 million consideration, $1.4 million represents our accrued royalty liability to Enzon related to commercial sales of certain products from January 2017 through June 2017 recorded in cost of goods sold for the six months ended June 30, 2017.  In addition, $2.3 million is recorded as a prepaid royalty asset in other current assets as of June 30, 2017 for estimated future commercial sales of certain products through the term of the applicable underlying Enzon patents expiring in March 2018, which Nektar will amortize over this period. We recorded the remaining $3.3 million of consideration in general and administrative expense in the three months ended June 30, 2017. No liability was recorded for this matter on our Condensed Consolidated Balance Sheets as of December 31, 2016.

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

From time to time, we enter into other strategic agreements such as divestitures and financing transactions pursuant to which we are required to make representations and warranties and undertake to perform or comply with certain covenants. In the event it is determined that we breached certain of the representations and warranties or covenants made by us in any such agreements, we could incur substantial indemnification liabilities depending on the timing, nature, and amount of any such claims.

To date, we have not incurred costs to defend lawsuits or settle claims related to these indemnification obligations. Because the aggregate amount of any potential indemnification obligation is not a stated amount, the overall maximum amount of any such obligations cannot be reasonably estimated. No liabilities have been recorded for these obligations in our Condensed Consolidated Balance Sheets at either June 30, 2017 or December 31, 2016.

Note 6 — License and Collaboration Agreements

We have entered into various collaboration agreements including license agreements and collaborative research, development and commercialization agreements with various pharmaceutical and biotechnology companies. Under these collaboration arrangements, we are entitled to receive license fees, upfront payments, milestone and other contingent payments, royalties, sales milestone payments, and payments for the manufacture and supply of our proprietary PEGylation materials and/or for research and development activities. All of our collaboration agreements are generally cancelable by our partners without significant financial penalty. Our costs of performing these services are generally included in research and development expense, except that costs for product sales to our collaboration partners are included in cost of goods sold.

In accordance with our collaboration agreements, we recognized license, collaboration and other revenue as follows (in thousands):

		Three months ended June 30,		Six months ended June 30,
Partner	Drug or Drug Candidate	2017	2016	2017	2016
AstraZeneca AB	MOVANTIK® and MOVANTIK® fixed-dose combination program	$1,600	$—	$4,600	$28,000
Amgen, Inc.	Neulasta®	1,250	1,250	2,500	2,500
Bayer Healthcare LLC	BAY41-6551 (Amikacin Inhale)	357	357	714	714
Daiichi Sankyo Europe GmbH	ONZEALDTM (NKTR-102)	216	3,258	431	3,258
Roche	MIRCERA®	—	1,914	—	3,842
Baxalta Incorporated	ADYNOVATE®	45	207	45	313
Other		1,356	1,284	2,626	3,830
License, collaboration and other revenue		$4,824	$8,270	$10,916	$42,457

As of June 30, 2017, our collaboration agreements with partners included potential future payments for development milestones totaling approximately $147.0 million, including amounts from our agreements with Daiichi, Bayer, Baxalta and Ophthotech described below. In addition, under our collaboration agreements we are entitled to receive contingent development payments and contingent sales milestones and royalty payments, including those related to MOVANTIK® and the MOVANTIK® fixed-dose combination drug development programs, as described below.

There have been no material changes to our collaboration agreements in the six months ended June 30, 2017, except as described below.

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

On March 1, 2016, AstraZeneca announced that it had entered into an agreement with ProStrakan Group plc, a subsidiary of Kyowa Hakko Kirin Co. Ltd. (Kirin), granting Kirin exclusive marketing rights to MOVENTIG® in the EU, Iceland, Liechtenstein, Norway and Switzerland. Under the terms of AstraZeneca’s agreement with Kirin, Kirin made a $70.0 million upfront payment to AstraZeneca and will make additional payments based on achieving market access milestones, tiered net sales royalties, as well as sales milestones. Under our license agreement with AstraZeneca, we and AstraZeneca will share the upfront payment, market access milestone payments, royalties and sales milestone payments from Kirin with AstraZeneca receiving 60% and Nektar receiving 40%. This payment sharing arrangement is in lieu of other royalties payable by AstraZeneca to us and a portion of the sales milestones as described below. Our 40% share of royalty payments made by Kirin to AstraZeneca will be financially equivalent to us receiving high single-digit to low double-digit royalties dependent on the level of Kirin’s net sales. Kirin’s MOVENTIG® net sales will be included for purposes of achieving the annual global sales milestones payable to us by AstraZeneca and will also be included for purposes of determining the applicable ex-U.S. royalty rate, from the tier schedule in our AstraZeneca license agreement, that will be applied to ex-U.S. sales outside of the Kirin territory. The global sales milestones under our license agreement with AstraZeneca will be reduced in relation to the amount of Kirin MOVENTIG® net sales that contribute to any given annual sales milestone target. As a result, in March 2016, we recognized $28.0 million for our 40% share of the $70.0 million payment received by AstraZeneca from Kirin. In addition, in the three and six months ended June 30, 2017, we recognized another $1.6 million and $4.6 million, respectively, related to our share of similar payments made to AstraZeneca. As of June 30, 2017, we do not have deferred revenue related to our agreement with AstraZeneca.

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

Under the terms of the agreement and in consideration for the exclusive commercialization rights in the European Territory, Daiichi paid us a $20.0 million up-front payment in August 2016 and we will be eligible to receive up to an aggregate of $60.0 million in regulatory and commercial milestones, including a $10.0 million payment upon the first commercial sale of ONZEALD™ following conditional marketing approval by the European Commission (EC), a $25.0 million payment upon the first commercial sale following final marketing authorization approval of ONZEALD™ by the EC, and a $25.0 million sales milestone payment upon Daiichi’s first achievement of a certain specified annual net sales target. We are also eligible to receive a 20% royalty on net sales of ONZEALD™ by Daiichi in all countries in the European Territory except for net sales in Turkey where we are eligible to receive a 15% royalty. We will be responsible for supplying Daiichi with its requirements for ONZEALD™ on a fully burdened reimbursed cost basis. Daiichi will be responsible for all commercialization activities for ONZEALD™ in the European Territory and will bear all associated costs. In addition, we are responsible for funding and conducting a Phase 3 confirmatory trial in patients with BCBM which we call the ATTAIN study, which was initiated in the fourth quarter of 2016.

On July 21, 2017, we were informed by the European Medicines Agency’s Committee for Medicinal Products for Human Use (CHMP) that it had adopted a negative opinion for the conditional marketing authorization application for ONZEALD™ in the

European Union.  On July 26, 2017, we filed a request for re-examination of the opinion adopted by the CHMP (the “CHMP Appeal”). During the CHMP Appeal process, Nektar and Daiichi will continue to collaborate on ONZEALD™ and the parties have agreed that, with respect to Daiichi’s right to terminate the agreement prior to conditional approval, Daiichi would not exercise such right prior to the earlier of the conclusion of the CHMP Appeal process or a pre-specified date in the first half of 2018. If we are not successful with the CHMP Appeal, we would be obligated to pay Daiichi a $12.5 million termination payment. The $12.5 million contingent termination payment from us to Daiichi is recorded in our liability related to refundable upfront payment balance in our Condensed Consolidated Balance Sheet at June 30, 2017 and December 31, 2016.

We identified our grant of the exclusive license to Daiichi on May 30, 2016 and our ongoing clinical and regulatory development service obligations as the significant, non-contingent deliverables under the agreement and determined that each represents a separate unit of accounting. We made our best estimate of the selling price for the license grant based on a discounted cash flow analysis of projected ONZEALD™ sales and estimated the selling price for the development services based on our experience with the costs of similar clinical studies and regulatory activities. Based on these estimates at agreement inception, we allocated the $7.5 million non-refundable portion of the $20.0 million upfront payment from Daiichi to these items based on their relative selling prices. As a result, in the three months ended June 30, 2016, we recognized a total of $3.3 million of revenue from this arrangement, primarily related to the delivery of the license. As of June 30, 2017, we have deferred revenue of approximately $3.4 million related to our development service obligations under this agreement, which we expect to recognize through May 2021, the estimated end of our development obligations. If the EC were to grant conditional marketing approval of ONZEALD™, the remaining $12.5 million portion of the upfront payment becomes non-refundable and we expect to allocate this amount between the license and development service obligation consistent with the estimated selling prices of these deliverables. The license related amount will be recognized immediately and the development service related amount will be recorded as deferred revenue and recognized ratably over the remaining obligation period.

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

This Hemophilia A program includes ADYNOVATE®, which was approved by the FDA in November 2015 for use in adults and adolescents, aged 12 years and older, who have Hemophilia A, and is now marketed in the U.S. A marketing approval application for ADYNOVATE® is currently under review in the EU. As a result of the FDA’s approval, we achieved and recognized a $10.0 million development milestone in November 2015, which was received in January 2016. In addition, under the terms of this agreement, we are entitled to a $10.0 million development milestone due upon marketing authorization approval in the EU, as well as sales milestones upon achievement of annual sales targets and royalties based on annual worldwide net sales. As of June 30, 2017, we do not have deferred revenue related to this agreement.

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

Amgen, Inc.: Neulasta®

In October 2010, we amended and restated an existing supply and license agreement by entering into a supply, dedicated suite and manufacturing guarantee agreement (the amended and restated agreement) and a license agreement with Amgen Inc. and Amgen Manufacturing, Limited (together referred to as Amgen). Under the terms of the amended and restated agreement, we received a $50.0 million payment in the fourth quarter of 2010 in return for our guaranteeing the supply of certain quantities of our proprietary PEGylation materials to Amgen. As of June 30, 2017, we have deferred revenue of approximately $16.7 million related to this agreement, which we expect to recognize through October 2020, the estimated end of our obligations under this agreement.

Bayer Healthcare LLC: BAY41-6551 (Amikacin Inhale)

In August 2007, we entered into a co-development, license and co-promotion agreement with Bayer Healthcare LLC (Bayer) to develop a specially-formulated inhaled Amikacin. We are responsible for development and manufacturing and supply of our proprietary nebulizer device included in the Amikacin product. Bayer is responsible for most future clinical development and commercialization costs, all activities to support worldwide regulatory filings, approvals and related activities, further development of Amikacin Inhale and final product packaging and distribution. In April 2013, Bayer initiated a Phase 3 clinical trial in the treatment of intubated and mechanically ventilated patients with Gram-negative pneumonia. As of June 30, 2017, we have received an upfront payment of $40.0 million (which was paid to us in 2007) and milestone payments totaling $30.0 million (the last of which was paid to us in 2013). In addition, in June 2013, we made a $10.0 million payment to Bayer for the reimbursement of some of its costs of the Phase 3 clinical trial.

We are entitled to receive a total of up to an additional $50.0 million of development milestones upon achievement of certain development objectives, including $22.5 million related to FDA approval, as well as sales milestones upon achievement of annual sales targets and royalties based on annual worldwide net sales of Amikacin Inhale. As of June 30, 2017, we have deferred revenue of approximately $17.1 million related to this agreement, which we expect to recognize through June 2029, the estimated end of our obligations under this agreement.

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

On December 12, 2016, Ophthotech announced that its two pivotal Phase 3 clinical trials investigating the superiority of Fovista® therapy in combination with Lucentis® therapy compared to Lucentis® monotherapy for the treatment of wet age-related macular degeneration (AMD) had failed to meet their pre-specified primary endpoints. A separate Phase 3 clinical trial evaluating Fovista® in combination with Eylea® or Avastin® compared to Eylea® or Avastin® monotherapy for the treatment of wet AMD is fully enrolled and remains ongoing. As of June 30, 2017, our obligations under the Ophthotech agreement are ongoing. As of June 30, 2017, we have deferred revenue of approximately $18.3 million related to this agreement, which we expect to recognize through March 2029, the estimated end of our obligations under our agreement with Ophthotech. In addition, in January 2017, we received a $12.7 million advance payment from Ophthotech, which included $10.4 million for reagent shipments recognized in the second quarter of 2017 as well as approximately $2.3 million for 2017 minimum purchase requirements, which will be recognized over our estimated remaining performance obligation period. Our estimated performance obligation period is subject to reassessment each quarter and could change significantly based on Ophthotech’s pending Phase 3 study results.

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

Other

In addition, as of June 30, 2017, we have a number of other collaboration agreements, including with our collaboration partners UCB and Halozyme, under which we are entitled to up to a total of $45.5 million of development milestone payments upon achievement of certain development objectives, as well as sales milestones upon achievement of annual sales targets and royalties based on net sales of commercialized products, if any. However, given the current phase of development of the potential products under these collaboration agreements, we cannot estimate the probability or timing of achieving these milestones. As of June 30, 2017, we have deferred revenue of approximately $6.8 million related to these other collaboration agreements, which we expect to recognize through 2020, the estimated end of our obligations under those agreements.

Note 7 — Stock-Based Compensation

Total stock-based compensation expense was recognized in our Condensed Consolidated Statements of Operations as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Cost of goods sold	$538	$402	$1,092	$790
Research and development	4,620	3,125	9,217	6,324
General and administrative	2,941	2,737	5,974	5,513
Total stock-based compensation	$8,099	$6,264	$16,283	$12,627

During the three months ended June 30, 2017 and 2016, we granted 956,160 and 589,090 stock options, respectively, and these options had a weighted average grant-date fair value of $8.96 per share and $7.22 per share, respectively. During the six months ended June 30, 2017 and 2016, we granted 1,285,020 and 789,290 stock options, respectively, and these options had a weighted average grant-date fair value of $8.70 per share and $6.88 per share, respectively. We granted no RSUs during the three and six months ended June 30, 2017 and 2,000 RSUs were granted in the three and six months ended June 30, 2016.

As a result of stock issuances under our equity compensation plans, during the three months ended June 30, 2017 and 2016, we issued 1,130,164 and 451,391 shares of our common stock, respectively, and during the six months ended June 30, 2017 and 2016, we issued 2,648,769 and 1,313,937 shares of our common stock, respectively.

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

During the three and six months ended June 30, 2017 and 2016, potentially dilutive securities consisted of common shares underlying outstanding stock options and RSUs. During the three months ended June 30, 2017 and 2016, there were weighted average outstanding stock options and RSUs of 20.2 million and 19.4 million shares, respectively, and during the six months ended June 30, 2017 and 2016, there were weighted average outstanding stock options and RSUs of 20.7 million and 19.6 million shares, respectively.

Note 9 — Subsequent Events

On July 24, 2017, we announced that we entered into a worldwide license agreement to co-develop NKTR-358 with Eli Lilly and Company (Lilly) that is subject to review by the U.S. government under the Hart-Scott-Rodino Act (HSR Act) and will not become effective until the expiration or early termination of the waiting period. NKTR-358 is a novel immunological therapy that was invented by us. Under the terms of the agreement and following government clearance of the license agreement under the HSR Act, we (i) will receive an initial payment of $150.0 million and be eligible for up to $250.0 million in additional development and regulatory milestones, (ii) will co-develop NKTR-358 with Lilly with Nektar responsible for completing Phase 1 clinical development, (iii) will share with Lilly Phase 2 development costs with 75 percent of those costs borne by Lilly and 25 percent of the costs borne by Nektar, (iv) will have the option to participate in Phase 3 development on an indication-by-indication basis, and (v) will have the opportunity to receive up to double-digit sales royalty rates that increase commensurate with our Phase 3 investment and product sales. Lilly will be responsible for all costs of global commercialization and we will have an option to co-promote in the U.S. under certain conditions.

On August 4, 2017, we entered into a Lease Agreement (Lease) with ARE-San Francisco No. 19, LLC (ARE) for 128,793 square feet of space located at 455 Mission Bay Boulevard, San Francisco, California (the “Mission Bay Facility”). The Lease will allow us to continue using the same site we currently use for our San Francisco-based R&D activities following the expiration of our current sublease with Pfizer Inc., which sublease is set to terminate no later than the end of January 2020.

The term of the Lease will commence on February 1, 2020, and will expire January 31, 2030.  The monthly base rent for the Mission Bay Facility is $611,767, which is subject to an annual rent adjustment rate of 3%.  During the term of the Lease, Nektar is responsible for paying its share of operating expenses specified in the Lease, including insurance costs and taxes.  The Lease also provides Nektar with a potential to increase the space leased by us at the Mission Bay Facility location by approximately 24,000 square feet, in accordance with the terms of Lease.  The Lease includes various covenants, indemnities, defaults, termination rights, security deposits and other provisions customary for lease transactions of this nature.

The foregoing summary is qualified in its entirety by reference to the Lease, which will be filed as an exhibit to Nektar’s next Quarterly Report on Form 10-Q for the period ended September 30, 2017.

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

•

In early 2017, we commenced a broad clinical development program for NKTR-214 in combination with other immuno-oncology agents including Opdivo® (nivolumab) as part of our broad Phase 1/2 clinical collaboration with BMS in five tumor types and eight potential indications, a dose-escalation study with atezolizumab, and numerous preclinical collaboration programs. We have successfully enrolled subjects in the dose-escalation phase of the NKTR-214 study in a number of dose cohorts. We have identified the Phase 2 dose for NKTR-214 and have initiated the dose expansion phase of our study. On May 22, 2017, we announced a research collaboration that will allow Nektar and Takeda Pharmaceutical Company Limited (Takeda) to evaluate NKTR-214 with five oncology compounds from Takeda’s cancer portfolio.

•

In February 2017, we filed an IND for NKTR-358, our auto-immune disease drug candidate, and began the Phase 1 study for this program in healthy volunteers in March 2017. This study is designed to establish a range of dose levels and evaluate pharmacokinetics and safety. In the next stages of development for this program, we plan to advance the program into Phase 1b for auto-immune disease indications. On July 24, 2017, we entered into a license agreement with Lilly to co-develop NKTR-358. Our license agreement with Lilly is subject to review by the U.S. government under the HSR Act and will not become effective until the expiration or earlier termination of the waiting period.

•

On March 20, 2017, we announced that NKTR-181 met its primary and secondary endpoints in the SUMMIT-07 Phase 3 efficacy study. On July 18, 2017, we announced positive top-line data for our ongoing pivotal human abuse potential study (HAP) for NKTR-181. The NKTR-181 HAP study was designed to assess the relative oral abuse potential of NKTR-181 at its highest tested therapeutic dose as well as at the highest dose to which patients have been exposed in our long-term safety study and at a supratherapeutic dose compared to common therapeutic doses of oxycodone, a Schedule II opioid. Following the success of the SUMMIT-07 Phase 3 efficacy study and the HAP study, we plan to seek a collaboration partner to support future development and commercialization activities for NKTR-181.

•

We are also completing preclinical research and investigational new drug (IND)-enabling work for NKTR-262 and NKTR-255 with the goal of advancing those programs into the clinic later this year or in the early part of next year. The level of our future research and development investment will depend on a number of trends and uncertainties including clinical outcomes, future studies required to advance programs to regulatory approval, and the economics related to potential future collaborations that may include up-front payments, development funding, milestones, and royalties.

We have significant milestone and royalty economic interests in approved drugs and drug candidates in late stage development with our collaboration partners. With AstraZeneca, we have a collaboration for MOVANTIK®, an oral peripherally-acting mu-opioid antagonist for the treatment of opioid-induced constipation in adult patients with non-cancer pain. We have a collaboration with Baxalta (a wholly-owned subsidiary of Shire plc) for ADYNOVATE®, that was approved by the FDA in late 2015 for use in adults and adolescents, aged 12 years and older, who have Hemophilia A. The FDA recently expanded the approval of ADYNOVATE® for the treatment of Hemophilia A in patients under 12 years of age, and for the use in surgical settings for both adult and pediatric patients. In 2016, the Ministry of Health, Labour and Welfare in Japan approved ADYNOVATE® in Japan for patients aged 12 years and older with Hemophilia A. In late 2016, Swissmedic approved ADYNOVATE (marketed as ADYNOVI) in Switzerland for use in Hemophilia A patients aged 12 years and older.  In March 2017, Health Canada approved ADYNOVATE in Canada for use in adults for the treatment of Hemophilia A. ADYNOVATE® is under regulatory review in the European Union.  We also have significant milestone and royalty interests in two drug development programs with Bayer. BAY41-6551 (Amikacin Inhale), which is an inhaled solution of amikacin, is an aminoglycoside antibiotic in Phase 3 clinical development to treat ventilated associated pneumonia and we expect topline results from this program in 2017. The second program with Bayer Schering, Cipro DPI (Cipro Dry Powder Inhaler, previously called Cipro Inhale), is an inhaled dry powder ciprofloxacin in Phase 3 development to treat non-cystic fibrosis bronchiectasis. The first Phase 3 clinical study for Cipro DPI (“RESPIRE 1”) met its co-primary endpoints for the every 14-day dosing arm of Cipro DPI. On April 5, 2017, an abstract with data from the second Phase 3 clinical study for Cipro DPI (“RESPIRE 2”) trial was published by the American Thoracic Society in connection with the American Thoracic Society 2017 International Conference. The RESPIRE 2 trial showed a positive trend of Cipro DPI efficacy for both the 14 and the 28 days on/off regimens, but did not reach statistical significance. A pooled analysis of the primary efficacy results of RESPIRE 1 and RESPIRE 2 is positive. Bayer has informed us that they plan to discuss next steps with regulatory authorities based on the findings from RESPIRE 1 and RESPIRE 2. We also have milestone and royalty interests in other collaboration partner programs including PEGPH20 with Halozyme that is in Phase 3 development and dapirolizumab pegol with UCB Pharma that is in Phase 2 development for systemic lupus erythematosus (SLE). The level of sales growth of MOVANTIK® and ADYNOVATE®, together with the future clinical trial results and potential subsequent approvals of these collaboration partner drug candidates, will have a material impact on our future financial results and financial position.

Our business is subject to significant risks, including the risks inherent in our development efforts, the results of our clinical trials, our dependence on the marketing efforts by our collaborative parties, uncertainties associated with obtaining and enforcing patents, the lengthy and expensive regulatory approval process and competition from other products. For a discussion of these and some of the other risks and uncertainties affecting our business, see Part II, Item 1A "Risk Factors."

While the approved drugs and clinical development programs described above are key elements of our future success, we believe it is critically important that we continue to make substantial investments in our earlier-stage drug candidate pipeline such as NKTR-262, NKTR-255, and NKTR-358. We have several drug candidates in earlier stage clinical development or being explored in research that we are preparing to advance into the clinic in future years. We are also advancing several other drug candidates in preclinical development in the areas of cancer immunotherapy, immunology, and other therapeutic indications. While we believe that our substantial investment in research and development has the potential to create significant value if one or more of our drug candidates demonstrates positive clinical results, receives regulatory approval in one or more major markets and achieves commercial success, drug research and development is an inherently uncertain process and there is a high risk of failure at every stage prior to approval and the timing and outcome of clinical trial results are extremely difficult to predict. Clinical development successes and failures can have a disproportionately positive or negative impact on our scientific and medical prospects, financial condition and prospects, results of operations and market value.

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

Key Developments and Trends in Liquidity and Capital Resources

We estimate that we have working capital to fund our current business plans through at least the next twelve months. At June 30, 2017, we had approximately $310.7 million in cash and investments in marketable securities. Also, as of June 30, 2017, we had $253.8 million in debt, including $250.0 million in principal of senior secured notes and $3.8 million of capital lease obligations.

Results of Operations

Three and Six Months Ended June 30, 2017 and 2016

Revenue (in thousands, except percentages)

	Three months ended June 30,		Increase/ (Decrease) 2017 vs. 2016	Percentage Increase/ (Decrease) 2017 vs. 2016
	2017	2016
Product sales	$15,693	$12,867	$2,826	22%
Royalty revenue	7,434	3,516	3,918	>100%
Non-cash royalty revenue related to sale of future royalties	6,638	8,115	(1,477)	(18)%
License, collaboration and other revenue	4,824	8,270	(3,446)	(42)%
Total revenue	$34,589	$32,768	$1,821	6%

	Six months ended June 30,		Increase/ (Decrease) 2017 vs. 2016	Percentage Increase/ (Decrease) 2017 vs. 2016
	2017	2016
Product sales	$20,449	$26,966	$(6,517)	(24)%
Royalty revenue	14,651	7,576	7,075	93%
Non-cash royalty revenue related to sale of future royalties	13,301	14,650	(1,349)	(9)%
License, collaboration and other revenue	10,916	42,457	(31,541)	(74)%
Total revenue	$59,317	$91,649	$(32,332)	(35)%

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

Product sales increased for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily due to $10.4 million of product sales to our partner Ophthotech. Product sales decreased for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to decreased product demand from our collaboration partners, including Ophthotech. In the year ended December 31, 2016, product sales to Ophthotech totaled $30.1 million. In December 2016, Ophthotech announced that two pivotal Phase 3 clinical trials for Fovista® failed to meet their primary endpoints although a separate Phase 3 trial for Fovista® remains ongoing. As a result, other than $10.4 million of product sales to Ophthotech based on prior binding purchase commitments and recognized in the second quarter of 2017, we currently do not expect any further sales to Ophthotech in 2017.

Royalty Revenue

We receive royalty revenue from certain of our collaboration partners based on their net sales of commercial products. Royalty revenue received in cash increased for the three and six months ended June 30, 2017 compared to the three and six months ended June

30, 2016 primarily due to increased sales of MOVANTIK® and ADYNOVATE®. We expect royalty revenue for the full year of 2017 to increase as compared to 2016 due to royalties we expect to receive from net sales of MOVANTIK®, MOVENTIG® and ADYNOVATE® as a result of sales growth of these partnered products.

Non-cash Royalty Revenue Related to Sale of Future Royalties

In February 2012, we sold all of our rights to receive future royalty payments on CIMZIA® and MIRCERA®. As described in Note 4 to our Condensed Consolidated Financial Statements, this royalty sale transaction has been recorded as a liability that amortizes over the estimated royalty payment period. As a result of this liability accounting, even though the royalties from UCB and Roche are remitted directly to the purchaser of these royalty interests, we will continue to record revenue for these royalties. We expect non-cash royalties from net sales of CIMZIA® and MIRCERA® for the full year of 2017 to decrease marginally compared to 2016.

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

License, collaboration and other revenue decreased for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily due to the recognition in the second quarter of 2016 of $3.3 million from our collaboration agreement with Daiichi.  License, collaboration and other revenue decreased for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to the recognition in March 2016 of $28.0 million for our 40% share of a sublicense payment received by AstraZeneca from Kirin.

As a result of the Lilly agreement, we expect our license, collaboration and other revenue for the full year of 2017 will increase as compared to 2016.  The Lilly collaboration agreement is currently subject to HSR Act review and will not be effective until that review is complete.

Cost of Goods Sold and Product Gross Margin (in thousands, except percentages)

	Three months ended June 30,		Increase/ (Decrease) 2017 vs. 2016	Percentage Increase/ (Decrease) 2017 vs. 2016
	2017	2016
Cost of goods sold	$8,989	$7,708	$1,281	17%
Product gross profit	6,704	5,159	$1,545	30%
Product gross margin	43%	40%

	Six months ended June 30,		Increase/ (Decrease) 2017 vs. 2016	Percentage Increase/ (Decrease) 2017 vs. 2016
	2017	2016
Cost of goods sold	$15,120	$16,578	$(1,458)	(9)%
Product gross profit	5,329	10,388	$(5,059)	(49)%
Product gross margin	26%	39%

Cost of goods sold increased during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily due to increased product sales.  Cost of goods sold decreased during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to decreased product sales.

The increase in product gross profit and product gross margin during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 is primarily due to the $10.4 million of product sales to Ophthotech recognized in the second quarter of 2017. The decrease in product gross profit and product gross margin during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 is primarily due to decreased product sales as well as a less favorable product mix in 2017 compared to 2016. In particular, we have a manufacturing arrangement with a partner that includes a fixed price which is less than the fully burdened manufacturing cost for the reagent in 2017 and 2016 and we expect this situation to continue with this partner in future years. There were more shipments to this partner relative to shipments to other customers during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. In addition to product sales from reagent materials supplied to the partner where our sales are less than our fully burdened manufacturing cost, we also receive royalty revenue from this collaboration. In the three and six months ended June 30, 2017 and 2016, the royalty revenue from this collaboration exceeded the related negative gross profit.

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

Research and Development Expense (in thousands, except percentages)

	Three months ended June 30,		Increase/ (Decrease) 2017 vs. 2016	Percentage Increase/ (Decrease) 2017 vs. 2016
	2017	2016
Research and development expense	$60,260	$52,350	$7,910	15%

	Six months ended June 30,		Increase/ (Decrease) 2017 vs. 2016	Percentage Increase/ (Decrease) 2017 vs. 2016
	2017	2016
Research and development expense	$121,318	$101,618	$19,700	19%

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

Research and development expense increased during the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016 and includes increased costs for our clinical development of NKTR-214 and NKTR-358 and preclinical activities for NKTR-262 and NKTR-255. In addition, the increase in research and development expense during the three and six months ended June 30, 2017 compared with the three and six months ended June 30, 2016 includes increased costs related to personnel, facilities and outside services. We expect research and development expense for the full year of 2017 to increase as compared to 2016.

Other than as described in the Overview section above, there have been no material changes to the status of clinical programs in the six months ended June 30, 2017 from the activities discussed in our Annual Report on Form 10-K for the year ended December 31, 2016 on file with the Securities and Exchange Commission.

General and Administrative Expense (in thousands, except percentages)

	Three months ended June 30,		Increase/ (Decrease) 2017 vs. 2016	Percentage Increase/ (Decrease) 2017 vs. 2016
	2017	2016
General and administrative expense	$15,996	$11,035	$4,961	45%

	Six months ended June 30,		Increase/ (Decrease) 2017 vs. 2016	Percentage Increase/ (Decrease) 2017 vs. 2016
	2017	2016
General and administrative expense	$27,972	$21,262	$6,710	32%

General and administrative expense includes the cost of administrative staffing, business development, marketing, finance, and legal activities. General and administrative expense increased during the three and six months ended June 30, 2017 compared with the three and six months ended June 30, 2016 primarily due to recording $3.3 million of expense related to the amendment to our agreement with Enzon described in Note 5 to our Condensed Consolidated Financial Statements. In addition, the increase in general and administrative expense during the three and six months ended June 30, 2017 compared with the three and six months ended June 30, 2016 includes increased costs related to personnel, facilities and outside services. We expect general and administrative expenses in the full year of 2017 to increase compared to 2016.

Interest Expense (in thousands, except percentages)

	Three months ended June 30,		Increase/ (Decrease) 2017 vs. 2016	Percentage Increase/ (Decrease) 2017 vs. 2016
	2017	2016
Interest expense	$5,510	$5,627	$(117)	(2)%
Non-cash interest expense on liability related to sale of future royalties	4,512	4,982	(470)	(9)%

	Six months ended June 30,		Increase/ (Decrease) 2017 vs. 2016	Percentage Increase/ (Decrease) 2017 vs. 2016
	2017	2016
Interest expense	$10,912	$11,304	$(392)	(3)%
Non-cash interest expense on liability related to sale of future royalties	9,064	10,027	(963)	(10)%

Interest expense for the three and six months ended June 30, 2017 decreased marginally compared with the three and six months ended June 30, 2016 due to decreased interest expense from our capital leases. Interest expense during the three and six months ended June 30, 2017 and 2016 primarily consists of interest from our senior secured notes. In October 2015, we issued $250.0 million in aggregate principal amount of 7.75% senior secured notes due October 2020. Interest on the 7.75% senior secured notes is calculated based on actual days outstanding over a 360 day year. We expect interest expense during the full year of 2017 to decrease marginally compared to 2016.

Non-cash interest expense on the liability related to sale of future royalties for the three and six months ended June 30, 2017 decreased compared with the three and six months ended June 30, 2016 as a result of the decreasing royalty liability balance. In February 2012, we sold all of our rights to receive future royalty payments on CIMZIA® and MIRCERA® in exchange for $124.0 million. As described in Note 4 to our Condensed Consolidated Financial Statements, this royalty sale transaction has been recorded as a liability that amortizes over the estimated royalty payment period as CIMZIA® and MIRCERA® royalties are remitted directly to the purchaser. We impute interest on the transaction and record interest expense at the effective interest rate, which we currently estimate to be approximately 17%. There are a number of factors that could materially affect the estimated interest rate, in particular, the amount and timing of royalty payments from future net sales of CIMZIA® and MIRCERA®, and we assess this estimate on a periodic basis. As a result, future interest rates could differ significantly and any such change in interest rate will be adjusted prospectively. Unless we adjust our estimated interest rate, we expect non-cash interest expense on the liability related to sale of future royalties for the full year of 2017 to decrease compared to 2016 as a result of the decreasing royalty liability balance.

Liquidity and Capital Resources

We have financed our operations primarily through revenue from product sales, royalties and research and development contracts, as well as public offering and private placements of debt and equity securities. At June 30, 2017, we had approximately $310.7 million in cash and investments in marketable securities. Also, as of June 30, 2017, we had $253.8 million in debt, including $250.0 million in principal of senior secured notes and $3.8 million of capital lease obligations.

We estimate that we have working capital to fund our current business plans through at least the next twelve months. We expect the clinical development of our proprietary drug candidates including NKTR-181, Amikacin Inhale, ONZEALDTM, NKTR-214, and NKTR-358, will require significant investment in order to continue to advance in clinical development with the objective of entering into a collaboration partnership or obtaining regulatory approval. However, we have no credit facility or any other sources of committed capital. In the past, we have received a number of significant payments from collaboration agreements and other significant transactions and we recently entered into a license agreement to collaborate with Eli Lilly for NKTR-358 under which we are entitled to a $150.0 million up-front payment following government clearance of the agreement under the HSR Act.  In the future, we expect to continue to receive increasing royalties from commercial sales of products such as MOVANTIK®, MOVENTIG® and ADYNOVATE® as they continue to increase sales after their recent product launches and potential substantial payments from future collaboration transactions if drug candidates in our pipeline achieve positive clinical or regulatory outcomes. Our current business plan is also subject to significant uncertainties and risks as a result of, among other factors, the sales levels of products for which we are entitled to royalties such as MOVANTIK®, MOVENTIG® and ADYNOVATE®, clinical program outcomes, whether, when and on what terms we are able to enter into new collaboration transactions, expenses being higher than anticipated, unplanned expenses, cash receipts being lower than anticipated, and the need to satisfy contingent liabilities, including litigation matters and indemnification obligations.

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

Due to the potential for adverse developments in the credit markets, we may experience reduced liquidity with respect to some of our investments in marketable securities. These investments are generally held to maturity, which, in accordance with our investment policy, is less than two years. However, if the need arises to liquidate such securities before maturity, we may experience losses on liquidation. At June 30, 2017, the average time to maturity of the investments held in our portfolio was approximately six months. To date we have not experienced any liquidity issues with respect to these securities. We believe that, even allowing for potential liquidity issues with respect to these securities, our remaining cash and investments in marketable securities will be sufficient to meet our anticipated cash needs for at least the next twelve months.

Cash flows from operating activities

Cash flows used in operating activities for the six months ended June 30, 2017 totaled $93.1 million, which includes $93.1 million of net operating cash uses as well as $9.8 million for interest payments on our senior secured notes, partially offset by the receipt of $9.8 million of milestones and contingent payments from our collaboration agreements.

Cash flows used in operating activities for the six months ended June 30, 2016 totaled $37.3 million, which includes $65.5 million of net operating cash uses as well as $9.8 million for interest payments on our senior secured notes, partially offset by the receipt of a $28.0 million payment in April 2016 from AstraZeneca related to its sub-license to Kirin as well as the receipt of a $10.0 million milestone payment in January 2016 from our Baxalta collaboration agreement.

We expect that cash flows used in operating activities, excluding upfront, milestone and other contingent payments received, if any, will increase in the full year of 2017 compared to 2016 primarily as a result of increased research and development expenses.

Cash flows from investing activities

We paid $6.3 million and $3.2 million to purchase property, plant and equipment in the six months ended June 30, 2017 and 2016, respectively. We expect our capital expenditures in the full year of 2017 to increase compared to 2016.

Cash flows from financing activities

We received proceeds from issuance of common stock related to our employee option and stock purchase plans of $22.0 million and $9.6 million in the six months ended June 30, 2017 and 2016, respectively.

Contractual Obligations

There were no material changes during the six months ended June 30, 2017 to the summary of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2016 on file with the Securities and Exchange Commission.  As described in Note 9 to our Condensed Consolidated Financial Statements, in August 2017, we entered into a lease agreement that will allow us to continue using the same site we currently use for our San Francisco-based R&D activities through January 31, 2030.

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

Our market risks at June 30, 2017 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016 on file with the Securities and Exchange Commission.

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

Changes in Internal Control Over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. However, there was no change in our internal control over financial reporting that occurred in the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

From time to time, we are involved in litigation matters involving the interpretation and application of complex terms and conditions of our agreements. For example, in February 2015, we filed a claim against Allergan and MAP seeking monetary damages related to a dispute over the economic sharing provisions of our collaboration agreement with MAP. On August 14, 2015, Enzon, Inc. filed a breach of contract claim for alleged unpaid licensing fees (the “Enzon Litigation”). On June 26, 2017, we entered into a Second Amendment to our Cross-License and Option Agreement (“Cross-License Agreement”) with Enzon in which we agreed to pay Enzon a sum of $7.0 million to satisfy all past and future obligations of royalty payments pursuant to the Cross-License Agreement and to have the Enzon Litigation dismissed.  The Enzon Litigation was dismissed with prejudice on June 30, 2017. In 2013, we settled a breach of contract litigation matter with the Research Foundation of the State University of New York (SUNY) pursuant to which we paid an aggregate of $12.0 million. One or more disputes may arise or escalate in the future regarding our collaboration agreements, transaction documents, or third-party license agreements that may ultimately result in costly litigation and unfavorable interpretation of contract terms, which would have a material adverse effect on our business, financial condition and results of operations.

If we or our partners do not obtain regulatory approval for our drug candidates on a timely basis, or at all, or if the terms of any approval impose significant restrictions or limitations on use, our business, results of operations and financial condition will be negatively affected.

We or our partners may not obtain regulatory approval for drug candidates on a timely basis, or at all, or the terms of any approval (which in some countries includes pricing approval) may impose significant restrictions or limitations on use. Drug candidates must undergo rigorous animal and human testing and an extensive review process for safety and efficacy by the FDA and equivalent foreign regulatory authorities. The time required for obtaining regulatory decisions is uncertain and difficult to predict. The FDA and other U.S. and foreign regulatory authorities have substantial discretion, at any phase of development, to terminate clinical studies, require additional clinical development or other testing, delay or withhold registration and marketing approval and mandate product withdrawals, including recalls. For example, while data from certain pre-specified subgroups in our BEACON study for Etirinotecan Pegol (NKTR-102) in 2015 was positive, the study did not achieve statistical significance for its primary endpoint and the FDA and European Medicines Agency rarely approve drugs on the basis of studies that do not achieve statistical significance on the primary endpoint. Further, while the results from the Phase 3 study of NKTR-181 were positive and NKTR-181 has Fast Track designation, the regulatory pathway for NKTR-181 remains subject to substantial uncertainty including the amount of data required to support a new drug (NDA) application. Further, regulatory authorities have the discretion to analyze data using their own methodologies that may differ from those used by us or our partners, which could lead such authorities to arrive at different conclusions regarding the safety or efficacy of a drug candidate. In addition, undesirable side effects caused by our drug candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restricted label or the delay or denial of regulatory approval by regulatory authorities. For example, AstraZeneca will be conducting a post-marketing, observational epidemiological study comparing MOVANTIK® to other treatments of OIC in patients with chronic, non-cancer pain and the results of this study could at some point in the future negatively impact the labeling, regulatory status, and commercial potential of MOVANTIK®.

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

As of June 30, 2017, we had cash and investments in marketable securities valued at approximately $310.7 million. Also, as of June 30, 2017, we had $253.8 million in debt, including $250.0 million in principal of senior secured notes and $3.8 million of capital lease obligations. While we believe that our cash position will be sufficient to meet our liquidity requirements through at least the next 12 months, our future capital requirements will depend upon numerous unpredictable factors, including:

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

We or our partners may experience delays in clinical trials of drug candidates. We currently have ongoing trials for NKTR-181 which includes a long-term safety study.  We have ongoing trials evaluating NKTR-214 including a trial evaluating NKTR-214 as a potential combination treatment with Opdivo. We also have an ongoing Phase 1 dose-escalation study for NKTR-358 which is planned to evaluate single-ascending doses of NKTR-358 in healthy subjects to evaluate the safety and tolerability profile and measure the level and functional activity of regulatory T cells.  In addition, our collaboration partners have several ongoing Phase 3 clinical programs including Baxalta for ADYNOVATE® (previously referred to as BAX 855) in the EU, and Bayer for Amikacin Inhale. We also have ongoing trials with our partners for the following: Halozyme has trials in Pancreatic, Non-Small Cell Lung Cancer and other multiple tumor types in Phase 1, 2, and 3 development. These and other clinical studies may not begin on time, enroll a sufficient number of patients or be completed on schedule, if at all. Clinical trials for any of our product candidates could be delayed for a variety of reasons, including:

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

Building and validating large scale clinical or commercial-scale manufacturing facilities and processes, recruiting and training qualified personnel and obtaining necessary regulatory approvals is complex, expensive and time consuming. In the past, we have encountered challenges in scaling up manufacturing to meet the requirements of large scale clinical trials without making modifications to the drug formulation, which may cause significant delays in clinical development. We experienced repeated significant delays in starting the Phase 3 clinical development program for Amikacin Inhale as we sought to finalize and validate the device design with a demonstrated capability to be manufactured at commercial scale. Drug/device combination products are particularly complex, expensive and time-consuming to develop due to the number of variables involved in the final product design, including ease of patient and doctor use, maintenance of clinical efficacy, reliability and cost of manufacturing, regulatory approval requirements and standards and other important factors. There continues to be substantial and unpredictable risk and uncertainty related to manufacturing and supply until such time as the commercial supply chain is validated and proven.

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

For the six months ended June 30, 2017, we reported a net loss of $123.7 million. If and when we achieve profitability depends upon a number of factors, including the timing and recognition of milestone and other contingent payments and royalties received, the timing of revenue under our collaboration agreements, the amount of investments we make in our proprietary product candidates and the regulatory approval and market success of our product candidates. We may not be able to achieve and sustain profitability.

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

Our stock price is volatile. During the three months ended June 30, 2017, based on closing prices on The NASDAQ Global Select Market, the closing price of our common stock ranged from $17.54 to $22.57 per share. We expect our stock price to remain volatile. A variety of factors may have a significant effect on the market price of our common stock, including the risks described in this section titled “Risk Factors” and the following:

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

None, including no purchases of any class of our equity securities by us or any affiliate pursuant to any publicly announced repurchase plan in the three months ended June 30, 2017.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

On August 4, 2017, we entered into a Lease Agreement (Lease) with ARE-San Francisco No. 19, LLC (ARE) for 128,793 square feet of space located at 455 Mission Bay Boulevard, San Francisco, California (the “Mission Bay Facility”). The Lease will allow us to continue using the same site we currently use for our San Francisco-based R&D activities following the expiration of our current sublease with Pfizer Inc., which sublease is set to terminate no later than the end of January 2020.

The term of the Lease will commence on February 1, 2020, and will expire January 31, 2030. The monthly base rent for the Mission Bay Facility is $611,767, which is subject to an annual rent adjustment rate of 3%. During the term of the Lease, Nektar is responsible for paying its share of operating expenses specified in the Lease, including insurance costs and taxes. The Lease also provides Nektar with a potential to increase the space leased by us at the Mission Bay Facility location by approximately 24,000 square feet, in accordance with the terms of Lease. The Lease includes various covenants, indemnities, defaults, termination rights, security deposits and other provisions customary for lease transactions of this nature.

The foregoing summary is qualified in its entirety by reference to the Lease, which will be filed as an exhibit to Nektar’s next Quarterly Report on Form 10-Q for the period ended September 30, 2017.

Item 6.	Exhibits

Except as so indicated in Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Documents

10.1(1)	Nektar Therapeutics 2017 Performance Incentive Plan.+

31.1(2)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(2)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

101**

The following materials from Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

(1)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K filed on June 15, 2017.
(2)	Filed herewith.

+      Management contract or compensatory plan or arrangement.

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
Date: August 8, 2017

By:	/s/ JILLIAN B. THOMSEN
Jillian B. Thomsen
Senior Vice President, Finance and Chief Accounting Officer
Date: August 8, 2017

EXHIBIT INDEX

Except as so indicated in Exhibits 32.1, the following exhibits are filed as part of, or incorporated by reference in, this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Documents

10.1(1)	Nektar Therapeutics 2017 Performance Incentive Plan.+

31.1(2)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(2)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

101**

The following materials from Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

(1)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K filed on June 15, 2017.
(2)	Filed herewith.

+       Management contract or compensatory plan or arrangement.

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