Form 10-Q
period 2017-09-30
NEKTAR THERAPEUTICS
filed 2017-11-08
CIK 906709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 157,467,703 on November 2, 2017.

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

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$37,967	$59,640
Short-term investments	314,600	329,462
Accounts receivable, net	3,314	15,678
Inventory	13,654	11,109
Other current assets	13,260	10,063
Total current assets	382,795	425,952
Long-term investments	59,596	—
Property, plant and equipment, net	62,396	65,601
Goodwill	76,501	76,501
Other assets	767	817
Total assets	$582,055	$568,871
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,563	$2,816
Accrued compensation	19,088	18,280
Accrued clinical trial expenses	7,000	7,958
Other accrued expenses	9,302	4,711
Interest payable	4,198	4,198
Capital lease obligations, current portion	2,482	2,908
Liability related to refundable upfront payment	12,500	12,500
Deferred revenue, current portion	25,491	14,352
Other current liabilities	3,920	4,499
Total current liabilities	92,544	72,222
Senior secured notes, net	244,771	243,464
Liability related to the sale of future royalties, net	98,394	105,950
Deferred revenue, less current portion	56,225	51,887
Other long-term liabilities	5,959	7,223
Total liabilities	497,893	480,746
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares designated, issued or outstanding at September 30, 2017 or December 31, 2016	—	—
Common stock, $0.0001 par value; 300,000 shares authorized; 156,953 shares and 153,212 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	15	15
Capital in excess of par value	2,170,169	2,111,483
Accumulated other comprehensive loss	(1,907)	(2,363)
Accumulated deficit	(2,084,115)	(2,021,010)
Total stockholders’ equity	84,162	88,125
Total liabilities and stockholders’ equity	$582,055	$568,871

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenue:
Product sales	$4,448	$14,698	$24,897	$41,664
Royalty revenue	9,302	5,573	23,953	13,150
Non-cash royalty revenue related to sale of future royalties	8,066	7,692	21,367	22,341
License, collaboration and other revenue	131,112	8,373	142,028	50,829
Total revenue	152,928	36,336	212,245	127,984
Operating costs and expenses:
Cost of goods sold	5,674	7,033	20,794	23,611
Research and development	65,714	51,951	187,032	153,569
General and administrative	12,055	10,253	40,027	31,515
Total operating costs and expenses	83,443	69,237	247,853	208,695
Income (loss) from operations	69,485	(32,901)	(35,608)	(80,711)
Non-operating income (expense):
Interest expense	(5,540)	(5,614)	(16,452)	(16,918)
Non-cash interest expense on liability related to sale of future royalties	(4,471)	(4,902)	(13,535)	(14,929)
Interest income and other income (expense), net	1,599	332	3,163	1,666
Total non-operating expense, net	(8,412)	(10,184)	(26,824)	(30,181)
Income (loss) before provision for income taxes	61,073	(43,085)	(62,432)	(110,892)
Provision for income taxes	202	139	434	433
Net income (loss)	$60,871	$(43,224)	$(62,866)	$(111,325)

Net income (loss) per share:
Basic	$0.39	$(0.32)	$(0.41)	$(0.82)
Diluted	$0.37	$(0.32)	$(0.41)	$(0.82)
Weighted average shares outstanding used in computing net income (loss) per share:
Basic	156,411	137,094	155,153	136,415
Diluted	162,641	137,094	155,153	136,415

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Comprehensive income (loss)	$60,626	$(43,167)	$(62,410)	$(111,117)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(62,866)	$(111,325)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash royalty revenue related to sale of future royalties	(21,367)	(22,341)
Non-cash interest expense on liability related to sale of future royalties	13,535	14,929
Stock-based compensation	25,118	18,793
Depreciation and amortization	12,081	11,502
Other non-cash transactions	(1,370)	(2,190)
Changes in operating assets and liabilities:
Accounts receivable, net	12,364	5,698
Inventory	(2,545)	592
Other assets	(2,036)	6,041
Accounts payable	5,729	4,799
Accrued compensation	808	9,735
Accrued clinical trial expenses	(958)	2,726
Other accrued expenses	4,971	2,386
Liability related to refundable upfront payment	—	12,500
Deferred revenue	15,477	(12,665)
Other liabilities	1,046	(5,793)
Net cash used in operating activities	(13)	(64,613)
Cash flows from investing activities:
Purchases of investments	(314,439)	(142,972)
Maturities of investments	261,112	201,449
Sales of investments	8,823	4,969
Purchases of property, plant and equipment	(7,283)	(3,741)
Net cash (used in) provided by investing activities	(51,787)	59,705
Cash flows from financing activities:
Payment of capital lease obligations	(2,159)	(5,376)
Proceeds from shares issued under equity compensation plans	32,275	18,041
Net cash provided by financing activities	30,116	12,665
Effect of exchange rates on cash and cash equivalents	11	(32)
Net (decrease) increase in cash and cash equivalents	(21,673)	7,725
Cash and cash equivalents at beginning of period	59,640	55,570
Cash and cash equivalents at end of period	$37,967	$63,295
Supplemental disclosure of cash flow information:
Cash paid for interest	$14,989	$15,513

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

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

Our research and development activities have required significant ongoing investment to date and are expected to continue to require significant investment. As a result, we expect to continue to incur substantial losses and negative cash flows from operations in the future. We have financed our operations primarily through cash generated from licensing, collaboration and manufacturing agreements and financing transactions. At September 30, 2017, we had approximately $412.2 million in cash and investments in marketable securities. Also, as of September 30, 2017, we had $253.0 million in debt, including $250.0 million in principal of senior secured notes and $3.0 million of capital lease obligations, of which $2.5 million is current.

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

Our comprehensive income (loss) consists of our net income (loss) plus our foreign currency translation gains and losses and unrealized holding gains and losses on available-for-sale securities, neither of which were significant during the three and nine months ended September 30, 2017 and 2016. In addition, there were no significant reclassifications out of accumulated other comprehensive loss to the statements of operations during the three and nine months ended September 30, 2017 and 2016.

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

Significant Concentrations

Our customers are primarily pharmaceutical and biotechnology companies that are located in the U.S. and Europe. Our accounts receivable balance contains billed and unbilled trade receivables from product sales, milestones, other contingent payments and royalties, as well as reimbursable costs from collaborative research and development agreements. When appropriate, we provide for an allowance for doubtful accounts by reserving for specifically identified doubtful accounts. We generally do not require collateral from our customers. We perform a regular review of our customers’ payment histories and associated credit risk. We have not experienced significant credit losses from our accounts receivable and our allowance for doubtful accounts was not significant at either September 30, 2017 or December 31, 2016.

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

License, collaboration and other revenue

The amount of upfront fees and other payments received by us in license and collaboration arrangements that are allocated to continuing performance obligations, such as manufacturing and supply and development obligations, is deferred and generally recognized ratably over our expected performance period under each respective arrangement. We make our best estimate of the period over which we expect to fulfill our performance obligations, which may include technology transfer assistance, research activities, clinical development activities, and manufacturing activities from research and development through the commercialization of the product. Given the uncertainties of these collaboration arrangements and the drug development process, significant judgment is required to determine the duration of our performance periods and these estimates are periodically re-evaluated.

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

Income Taxes

For the three and nine months ended September 30, 2017 and 2016, we recorded an income tax provision for our Nektar India operations at an effective tax rate of approximately 35%. The U.S. federal deferred tax assets generated from our net operating losses have been fully reserved, as we believe it is not more likely than not that the benefit will be realized.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued guidance codified in Accounting Standards Codification (ASC) 606, Revenue Recognition — Revenue from Contracts with Customers, which supersedes the guidance in ASC 605, Revenue Recognition, and is effective for public companies for annual and interim periods beginning after December 15, 2017. The FASB has issued numerous updates that provide clarification on a number of specific issues as well as requiring additional disclosures. We plan to adopt the standard in the first quarter of 2018 using the modified retrospective method.

The new guidance requires the application of a five-step model to determine the amount and timing of revenue to be recognized and requires that we recognize revenue in a manner that reasonably reflects the delivery of our goods or services to customers in return for expected consideration. To achieve this core principle, the guidance provides the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. Under ASC 606, companies may need to use more judgment and make more estimates than under ASC 605 in the application of this five-step process.

We are continuing to assess the impact of the new guidance on our accounting policies and procedures and are evaluating the new requirements as applied to existing collaboration agreements, both in terms of the cumulative adjustment to opening accumulated deficit and our subsequent recognition of revenue. Since each collaboration agreement is unique, we will separately assess each agreement (see Note 6 for a discussion of our existing collaboration agreements) under the new standard. We have not completed all of our assessments and therefore are not yet able to estimate the anticipated impact to our consolidated financial statements from the implementation of the new standard. However, we anticipate that the adoption of ASC 606 will have the following impact to our revenue recognition for a collaboration agreement:

(i) Changes in revenue recognition for distinct licenses of functional intellectual property may result in a timing difference of revenue recognition between the current literature and ASC 606. For certain of our arrangements, the value associated with the licenses and certain other deliverables have been assessed as one unit of accounting and recognized over a period of time pursuant to revenue recognition guidance in effect for such arrangements at the time such arrangements commenced. For certain other arrangements, under current ASC 605 guidance, we identified the license as a separate unit of accounting and recognize revenue upon issuance of the license. Under ASC 606, we may continue to recognize revenue for such licenses at a point in time.

(ii) For other consideration, including milestone payments or contingent payments from our collaboration partners, under our current accounting policy, we recognize such payments as revenue in the period that the payment-triggering event occurred or is achieved. The new revenue standard, however, may require us to recognize these payments before the payment-triggering event is completely achieved, subject to management’s assessment of whether it is probable that the triggering event will be achieved and that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

(iii) We will recognize revenue for sales-based royalties and commercial sales-based milestones in the period of the related sale based on estimates, rather than recording them as reported by the customer.

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

Note 2 — Cash and Investments in Marketable Securities

Cash and investments in marketable securities, including cash equivalents, are as follows (in thousands):

	Estimated Fair Value at
	September 30, 2017	December 31, 2016
Cash and cash equivalents	$37,967	$59,640
Short-term investments	314,600	329,462
Long-term investments	59,596	—
Total cash and investments in marketable securities	$412,163	$389,102

We invest in liquid, high quality debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in securities with maturities of two years or less and maintain a weighted average maturity of one year or less. As of September 30, 2017, $59.6 million of our total investments had maturities greater than one year and as of December 31, 2016, all of our investments had maturities of one year or less.

Gross unrealized gains and losses were not significant at either September 30, 2017 or December 31, 2016. During the three months ended September 30, 2017, we did not sell any of our available-for-sale securities and during the nine months ended September 30, 2017, we sold available-for-sale securities totaling $8.8 million and gross realized gains and losses on those sales were not significant. During the three and nine months ended September 30, 2016, we sold available-for-sale securities totaling $5.0 million and gross realized gains and losses on those sales were not significant. The cost of securities sold is based on the specific identification method.

Under the terms of our 7.75% senior secured notes due October 2020, we are required to maintain a minimum cash and investments in marketable securities balance of $60.0 million.

Our portfolio of cash and investments in marketable securities includes (in thousands):

		Estimated Fair Value at
	Fair Value Hierarchy Level	September 30, 2017	December 31, 2016
Corporate notes and bonds	2	$213,978	$156,044
Corporate commercial paper	2	160,786	160,920
Obligations of U.S. government agencies	2	7,249	13,749
Available-for-sale investments		382,013	330,713
Money market funds	1	27,058	51,104
Certificate of deposit	N/A	2,930	2,930
Cash	N/A	162	4,355
Total cash and investments in marketable securities		$412,163	$389,102

Level 1 —	Quoted prices in active markets for identical assets or liabilities.
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

We use a market approach to value our Level 2 investments. The disclosed fair value related to our investments is based on market prices from a variety of industry standard data providers and generally represent quoted prices for similar assets in active markets or have been derived from observable market data. During the three and nine months ended September 30, 2017 and 2016, there were no transfers between Level 1 and Level 2 of the fair value hierarchy.

Additionally, as of September 30, 2017, based on a discounted cash flow analysis using Level 3 inputs including financial discount rates, we believe the $250.0 million in principal amount of our 7.75% senior secured notes due October 2020 is consistent with its fair value.

Note 3 — Inventory

Inventory consists of the following (in thousands):

	September 30, 2017	December 31, 2016
Raw materials	$1,751	$2,055
Work-in-process	8,398	7,311
Finished goods	3,505	1,743
Total inventory	$13,654	$11,109

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

Note 4 — Liability Related to Sale of Future Royalties

On February 24, 2012, we entered into a Purchase and Sale Agreement (the Purchase and Sale Agreement) with RPI Finance Trust (RPI), an affiliate of Royalty Pharma, pursuant to which we sold, and RPI purchased, our right to receive royalty payments (the Royalty Entitlement) arising from the worldwide net sales, from and after January 1, 2012, of (a) CIMZIA®, under our license, manufacturing and supply agreement with UCB Pharma (UCB), and (b) MIRCERA®, under our license, manufacturing and supply agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (together referred to as Roche). We received aggregate cash proceeds of $124.0 million for the Royalty Entitlement. As part of this sale, we incurred approximately $4.4 million in transaction costs, which will be amortized to interest expense over the estimated life of the Purchase and Sale Agreement. Although we sold all of our rights to receive royalties from the CIMZIA® and MIRCERA® products, as a result of our ongoing manufacturing and supply obligations related to the generation of these royalties, we will continue to account for these royalties as revenue. We recorded the $124.0 million in proceeds from this transaction as a liability (Royalty Obligation) that will be amortized using the interest method over the estimated life of the Purchase and Sale Agreement as royalties from the CIMZIA® and MIRCERA® products are remitted directly to RPI. During the nine months ended September 30, 2017 and 2016, we recognized $21.4 million and $22.3 million, respectively, in non-cash royalty revenue from net sales of CIMZIA® and MIRCERA® and we recorded $13.5 million and $14.9 million, respectively, of related non-cash interest expense.

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

Note 5 — Commitments and Contingencies

Operating Leases

In August 2017, we entered into a Lease Agreement (the “Lease”) with ARE-San Francisco No. 19, LLC (ARE) and terminated our sublease with Pfizer, Inc., effectively extending our lease for 128,793 square feet of space located at 455 Mission Bay Boulevard, San Francisco, California (the “Mission Bay Facility”) from 2020 to 2030.  The Lease will allow us to continue using the same site we currently use for our San Francisco-based R&D activities and corporate office.

The term of the Lease commenced on September 1, 2017, and will expire January 31, 2030, subject to our right to extend the term of the Lease for two consecutive five-year periods.  The monthly base rent for the Mission Bay Facility will escalate over the term of the Lease at various intervals. During the term of the Lease, we are responsible for paying our share of operating expenses specified in the Lease, including insurance costs and taxes.  The Lease also obligates Nektar to rent from ARE a total of an additional approximately 24,000 square feet of space at the Mission Bay Facility at specified delivery dates. The Lease includes various covenants, indemnities, defaults, termination rights, security deposits and other provisions customary for lease transactions of this nature.

Including the above, our future minimum lease payments for our operating leases as of September 30, 2017 are as follows (in thousands):

Years ending December 31,
2017 (3 months ending)	$1,303
2018	6,228
2019	5,457
2020	5,830
2021	8,684
2022	8,968
2023 and thereafter	70,674
Total future minimum lease payments	$107,144

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

On August 14, 2015, Enzon, Inc. filed a breach of contract complaint in the Supreme Court of the State of New York (Court) claiming damages of $1.5 million (plus interest) for unpaid licensing fees (the “Enzon Litigation”) through the date of the complaint. Enzon alleged that we failed to pay a post-patent expiration immunity fee related to one of the licenses. On June 26, 2017, we entered into a Second Amendment to the Cross-License and Option Agreement (Cross-License Agreement) with Enzon in which we agreed to pay Enzon a sum of $7.0 million to satisfy all past and future obligations of royalty payments pursuant to the Cross-License Agreement and to have the Enzon Litigation dismissed. The Enzon Litigation was dismissed with prejudice on June 30, 2017. We paid $3.5 million in June 2017. We will pay the remaining $3.5 million in January 2018, which is included in other current liabilities on our Condensed Consolidated Balance Sheet as of September 30, 2017. Of the total $7.0 million consideration, $1.4 million represents our accrued royalty liability to Enzon related to commercial sales of certain products from January 2017 through June 2017 recorded in cost of goods sold for the nine months ended September 30, 2017. In addition, $2.3 million was recorded as a prepaid royalty asset for estimated future commercial sales of certain products through the term of the applicable underlying Enzon patents expiring in March 2018, which Nektar will amortize over this period. As of September 30, 2017, the unamortized prepaid royalty balance is $1.5 million and is included in other current assets. We recorded the remaining $3.3 million of consideration in general and administrative expense in the nine months ended September 30, 2017. No liability was recorded for this matter on our Condensed Consolidated Balance Sheets as of December 31, 2016.

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

From time to time, we enter into other strategic agreements such as divestitures and financing transactions pursuant to which we are required to make representations and warranties and undertake to perform or comply with certain covenants, including our obligation to RPI described in Note 4. In the event it is determined that we breached certain of the representations and warranties or covenants made by us in any such agreements, we could incur substantial indemnification liabilities depending on the timing, nature, and amount of any such claims.

To date, we have not incurred costs to defend lawsuits or settle claims related to these indemnification obligations. Because the aggregate amount of any potential indemnification obligation is not a stated amount, the overall maximum amount of any such obligations cannot be reasonably estimated. No liabilities have been recorded for these obligations in our Condensed Consolidated Balance Sheets at either September 30, 2017 or December 31, 2016.

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

In accordance with our collaboration agreements, we recognized license, collaboration and other revenue as follows (in thousands):

		Three months ended September 30,		Nine months ended September 30,
Partner	Drug or Drug Candidate	2017	2016	2017	2016
Eli Lilly and Company	NKTR-358	$127,553	$—	$127,553	$—
AstraZeneca AB	MOVANTIK® and MOVANTIK® fixed-dose combination program	—	3,000	4,600	31,000
Amgen, Inc.	Neulasta®	1,250	1,250	3,750	3,750
Bayer Healthcare LLC	BAY41-6551 (Amikacin Inhale)	357	357	1,072	1,072
Daiichi Sankyo Europe GmbH	ONZEALDTM (NKTR-102)	216	216	647	3,474
Baxalta Incorporated	ADYNOVATE®	312	336	357	648
Roche	MIRCERA®	—	1,929	—	5,771
Other		1,424	1,285	4,049	5,114
License, collaboration and other revenue		$131,112	$8,373	$142,028	$50,829

As of September 30, 2017, our collaboration agreements with partners included potential future payments for development milestones totaling approximately $397.0 million, including amounts from our agreements with Lilly, Daiichi, Bayer, and Baxalta described below. In addition, under our collaboration agreements we are entitled to receive contingent development payments and contingent sales milestones and royalty payments, as described below.

There have been no material changes to our collaboration agreements in the nine months ended September 30, 2017, except as described below.

Eli Lilly and Company (Lilly):  NKTR-358

Effective August 23, 2017, we entered into a worldwide license agreement with Eli Lilly and Company (Lilly) to co-develop NKTR-358, a novel immunological drug candidate that we invented. Under the terms of the agreement we (i) received an initial payment of $150.0 million in September 2017 and are eligible for up to $250.0 million in additional development and regulatory milestones, (ii) will co-develop NKTR-358 with Lilly with Nektar responsible for completing Phase 1 clinical development and certain drug product development and supply activities, (iii) will share with Lilly Phase 2 development costs with 75% of those costs borne by Lilly and 25% of the costs borne by Nektar, (iv) will have the option to contribute funding to Phase 3 development on an indication-by-indication basis ranging from zero to 25% of development costs, and (v) will have the opportunity to receive up to double-digit sales royalty rates that escalate based upon our Phase 3 development contribution and the level of global product annual sales. Lilly will be responsible for all costs of global commercialization and we will have an option to co-promote in the U.S. under certain conditions. A portion of these regulatory milestones may be reduced by 50% under certain conditions, related to the final formulation of the approved product and the timing of prior approval (if any) of competitive products with a similar mechanism of action, which could reduce these milestone payments by 75% if both conditions occur.

The agreement will continue until Lilly no longer has any royalty payment obligations or, if earlier, the termination of the agreement in accordance with its terms. The agreement may be terminated by Lilly for convenience, and may also be terminated under certain other circumstances, including material breach.

We identified our license grant to Lilly, our ongoing Phase 1 clinical development obligation, our drug product development obligation and our obligation to supply clinical trial materials as the significant, non-contingent deliverables under the agreement and concluded that each of them represents a separate unit of accounting. The valuation of each unit of accounting involves significant estimates and assumptions, including but not limited to, expected market opportunity, assumed royalty rates, pricing objectives, clinical trial timelines, likelihood of success and projected costs; in each case these estimates and assumptions covering long time periods. We determined the best estimate of the selling price for the license based on a discounted cash flow analysis of projected development costs and revenues from sales of NKTR-358 using a discount rate based on a market participant’s weighted average cost of capital adjusted for forecasting risk. We determined the best estimate of selling prices for Phase 1 clinical development, drug product development and clinical supply deliverables based on the nature of the services to be performed and estimates of the associated efforts and third-party rates for similar services.

Based on these estimates at agreement inception, the $150.0 million upfront payment, which was received in September 2017, was allocated $125.9 million to the license, $17.6 million to the Phase 1 clinical development and $6.5 million to the drug product development based on our estimate of their relative selling prices. We did not allocate any of the upfront arrangement consideration to the supply obligations as we will receive incremental consideration when we deliver such materials. We recognized license revenue upon the effective date of the arrangement in August 2017. We will recognize revenue related to Phase 1 clinical development and drug product development activities using the proportionate performance method as services are provided over the estimated service period, which we estimate will continue until the end of 2019. As a result, during the three months ended September 30, 2017, we recognized $125.9 million of revenue related to the license and $1.7 million of revenue related to Phase 1 clinical development and drug product development activities. We have recorded the remaining $22.4 million related to Phase 1 clinical development and drug product development activities as deferred revenue as of September 30, 2017.

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

On March 1, 2016, AstraZeneca announced that it had entered into an agreement with ProStrakan Group plc, a subsidiary of Kyowa Hakko Kirin Co. Ltd. (Kirin), granting Kirin exclusive marketing rights to MOVENTIG® in the EU, Iceland, Liechtenstein, Norway and Switzerland. Under the terms of AstraZeneca’s agreement with Kirin, Kirin made a $70.0 million upfront payment to AstraZeneca and will make additional payments based on achieving market access milestones, tiered net sales royalties, as well as sales milestones. Under our license agreement with AstraZeneca, we and AstraZeneca will share the upfront payment, market access milestone payments, royalties and sales milestone payments from Kirin with AstraZeneca receiving 60% and Nektar receiving 40%. This payment sharing arrangement is in lieu of other royalties payable by AstraZeneca to us and a portion of the sales milestones as described below. Our 40% share of royalty payments made by Kirin to AstraZeneca will be financially equivalent to us receiving high single-digit to low double-digit royalties dependent on the level of Kirin’s net sales. Kirin’s MOVENTIG® net sales will be included for purposes of achieving the annual global sales milestones payable to us by AstraZeneca and will also be included for purposes of determining the applicable ex-U.S. royalty rate, from the tier schedule in our AstraZeneca license agreement, that will be applied to ex-U.S. sales outside of the Kirin territory. The global sales milestones under our license agreement with AstraZeneca will be reduced in relation to the amount of Kirin MOVENTIG® net sales that contribute to any given annual sales milestone target. As a result, in

March 2016, we recognized $28.0 million for our 40% share of the $70.0 million payment received by AstraZeneca from Kirin. In addition, in the nine months ended September 30, 2017, we recognized another $4.6 million, respectively, related to our share of similar payments made to AstraZeneca. As of September 30, 2017, we do not have deferred revenue related to our agreement with AstraZeneca.

In general, other than as described in this paragraph, AstraZeneca has full responsibility for all research, development and commercialization costs under our license agreement. As part of its approval of MOVANTIK®, the FDA required AstraZeneca to perform a post-marketing, observational epidemiological study comparing MOVANTIK® to other treatments of OIC in patients with chronic, non-cancer pain. As a result, the royalty rate payable to us from net sales of MOVANTIK® in the U.S. by AstraZeneca will be reduced by up to two percentage points to fund 33% of the external costs incurred by AstraZeneca to fund such post approval study, subject to a $35.0 million aggregate cap. Any costs incurred by AstraZeneca can only be recovered by the reduction of the royalty paid to us. In no case can amounts be recovered by the reduction of a contingent payment due from AstraZeneca to us or through a payment from us to AstraZeneca.

Amgen, Inc.: Neulasta®

In October 2010, we amended and restated an existing supply and license agreement by entering into a supply, dedicated suite and manufacturing guarantee agreement (the amended and restated agreement) and a license agreement with Amgen Inc. and Amgen Manufacturing, Limited (together referred to as Amgen). Under the terms of the amended and restated agreement, we received a $50.0 million payment in the fourth quarter of 2010 in return for our guaranteeing the supply of certain quantities of our proprietary PEGylation materials to Amgen. As of September 30, 2017, we have deferred revenue of approximately $15.4 million related to this agreement, which we expect to recognize through October 2020, the estimated end of our obligations under this agreement.

Bayer Healthcare LLC: BAY41-6551 (Amikacin Inhale)

In August 2007, we entered into a co-development, license and co-promotion agreement with Bayer Healthcare LLC (Bayer) to develop a specially-formulated inhaled Amikacin. We are responsible for development and manufacturing and supply of our proprietary nebulizer device included in the Amikacin product. Bayer is responsible for most future clinical development and commercialization costs, all activities to support worldwide regulatory filings, approvals and related activities, further development of Amikacin Inhale and final product packaging and distribution. In April 2013, Bayer initiated a Phase 3 clinical trial in the treatment of intubated and mechanically ventilated patients with Gram-negative pneumonia. As of September 30, 2017, we have received an upfront payment of $40.0 million (which was paid to us in 2007) and milestone payments totaling $30.0 million (the last of which was paid to us in 2013). In addition, in June 2013, we made a $10.0 million payment to Bayer for the reimbursement of some of its costs of the Phase 3 clinical trial.

We are entitled to receive up to an additional $50.0 million of development milestones upon achievement of certain development objectives, including $22.5 million related to FDA approval, as well as sales milestones upon achievement of annual sales targets. We are also entitled to royalties based on annual worldwide net sales of Amikacin Inhale. As of September 30, 2017, we have deferred revenue of approximately $16.8 million related to this agreement, which we expect to recognize through June 2029, the estimated end of our obligations under this agreement.

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

Under the terms of the agreement and in consideration for the exclusive commercialization rights in the European Territory, Daiichi paid us a $20.0 million up-front payment in August 2016 and we will be eligible to receive up to an aggregate of $60.0 million in regulatory and commercial milestones, including a $10.0 million payment upon the first commercial sale of ONZEALD™ following conditional marketing approval by the European Commission (EC), a $25.0 million payment upon the first commercial sale following final marketing authorization approval of ONZEALD™ by the EC, and a $25.0 million sales milestone payment upon Daiichi’s first achievement of a certain specified annual net sales target. We are also eligible to receive a 20% royalty on net sales of ONZEALD™ by Daiichi in all countries in the European Territory except for net sales in Turkey where we are eligible to receive a 15% royalty. We will be responsible for supplying Daiichi with its requirements for ONZEALD™ on a fully burdened reimbursed cost basis. Daiichi will be responsible for all commercialization activities for ONZEALD™ in the European Territory and will bear all associated costs. In addition, we are responsible for funding and conducting a Phase 3 confirmatory trial in patients with BCBM which we call the ATTAIN study, which was initiated in the fourth quarter of 2016 and is on-going.

On July 21, 2017, we were informed by the European Medicines Agency’s Committee for Medicinal Products for Human Use (CHMP) that it had adopted a negative opinion for the conditional marketing authorization application for ONZEALD™ in the European Union.  On July 26, 2017, we filed a request for re-examination of the opinion adopted by the CHMP (the “CHMP Appeal”). During the CHMP Appeal process, Nektar and Daiichi will continue to collaborate on ONZEALD™ and the parties have agreed that, with respect to Daiichi’s right to terminate the agreement prior to conditional approval, Daiichi would not exercise such right prior to the earlier of the conclusion of the CHMP Appeal process or a pre-specified date in the first half of 2018. If we are not successful with the CHMP Appeal, we would be obligated to pay Daiichi a $12.5 million termination payment. The $12.5 million contingent termination payment from us to Daiichi is recorded in our liability related to refundable upfront payment balance in our Condensed Consolidated Balance Sheet at September 30, 2017 and December 31, 2016.

We identified our grant of the exclusive license to Daiichi on May 30, 2016 and our ongoing clinical and regulatory development service obligations as the significant, non-contingent deliverables under the agreement and determined that each represents a separate unit of accounting. We made our best estimate of the selling price for the license grant based on a discounted cash flow analysis of projected ONZEALD™ sales and estimated the selling price for the development services based on our experience with the costs of similar clinical studies and regulatory activities. Based on these estimates at agreement inception, we allocated the $7.5 million non-refundable portion of the $20.0 million upfront payment from Daiichi to these items based on their relative selling prices. As a result, in the nine months ended September 30, 2016, we recognized a total of $3.5 million of revenue from this arrangement, primarily related to the delivery of the license. In the nine months ended September 30, 2017, we recognized $0.6 million related to our development service obligations. As of September 30, 2017, we have deferred revenue of approximately $3.2 million related to our development service obligations under this agreement, which we expect to recognize through May 2021, the estimated end of our development obligations. If the EC were to grant conditional marketing approval of ONZEALD™, the remaining $12.5 million portion of the upfront payment becomes non-refundable and we expect to allocate this amount between the license and development service obligation consistent with the estimated selling prices of these deliverables. The license related amount will be recognized immediately and the development service related amount will be recorded as deferred revenue and recognized ratably over the remaining obligation period.

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

This Hemophilia A program includes ADYNOVATE®, which was approved by the FDA in November 2015 for use in adults and adolescents, aged 12 years and older, who have Hemophilia A, and is now marketed in the U.S. A marketing approval application for ADYNOVATE® is currently under review in the EU. As a result of the FDA’s approval, we achieved and recognized a $10.0 million development milestone in November 2015, which was received in January 2016. In addition, under the terms of this agreement, we are entitled to a $10.0 million development milestone due upon marketing authorization approval in the EU, as well as sales milestones upon achievement of annual sales targets and royalties based on annual worldwide net sales. As of September 30, 2017, we do not have deferred revenue related to this agreement.

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

Ophthotech Corporation: Fovista®

On October 27, 2017, we agreed to terminate our license and supply agreement with Ophthotech Corporation (Ophthotech), which was dated September 2006 and under which Ophthotech received a worldwide, exclusive license to certain of our proprietary PEGylation technology to develop, manufacture and sell Fovista®. Under the terms of our agreement, we were the exclusive supplier of all of Ophthotech’s clinical and commercial requirements for our proprietary PEGylation reagent used in Fovista®. The termination of our agreement with Ophthotech followed Opthotech’s previous announcements, in December 2016 and August 2017, that their three pivotal Phase 3 studies investigating the superiority of Fovista® therapy in combination with Lucentis® therapy compared to Lucentis® monotherapy and evaluating Fovista® in combination with Eylea® or Avastin® compared to Eylea® or Avastin® monotherapy for the treatment of wet age-related macular degeneration (AMD) did not achieve the pre-specified primary endpoints. On October 27, 2017, Ophthotech also announced that Novartis Pharma AG (Novartis) terminated its Licensing and Commercialization Agreement with Ophthotech for Fovista®, which the companies had entered into in May 2014.

Under our agreement with Ophthotech, in June 2014, we received a $19.8 million payment from Ophthotech in connection with its licensing agreement with Novartis.  In addition, in January 2017, we received a $12.7 million advance payment from Ophthotech, which included $10.4 million for reagent shipments recognized in the second quarter of 2017 as well as approximately $2.3 million for 2017 minimum purchase requirements. Prior to the termination of our agreement with Ophthotech and as of September 30, 2017, we had deferred revenue of approximately $18.0 million related to this agreement, which we had been recognizing through March 2029, the estimated end of our obligations under our agreement. As a result of the termination of our arrangement with Ophthotech, we expect to recognize the remaining $18.0 million of deferred revenue from this arrangement in the three months ended December 31, 2017.

Bristol-Myers Squibb: NKTR-214

On September 21, 2016, we entered into a Clinical Trial Collaboration Agreement (BMS Agreement) with Bristol-Myers Squibb Company, a Delaware corporation (BMS), pursuant to which we and BMS are collaborating to conduct Phase 1/2 clinical trials evaluating our IL-2-based CD122-biased agonist, known as NKTR-214, and BMS’ human monoclonal antibody that binds PD-1, known as Opdivo® (nivolumab), as a potential combination treatment regimen in five tumor types and eight indications, and such other clinical trials evaluating the combined therapy as may be mutually agreed upon by the parties (each, a “Combination Therapy Trial”).

We are acting as the sponsor of each Combination Therapy Trial. Under the BMS Agreement, BMS is responsible for 50% of all out-of-pocket costs reasonably incurred by us in connection with third party contract research organizations, laboratories, clinical sites and institutional review boards and we record cost reimbursement payments to us from BMS as a reduction to research and development expense. Each party will otherwise be responsible for its own internal costs, including internal personnel costs, incurred in connection with each Combination Therapy Trial. Nektar and BMS will use commercially reasonable efforts to manufacture and supply NKTR-214 and Opdivo® (nivolumab), respectively, for each Combination Therapy Trial with each party bearing its own costs related thereto. The parties formed a joint development committee to oversee clinical trial design, regulatory strategy, and other activities necessary to conduct and support the Combination Therapy Trials.

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

Other

In addition, as of September 30, 2017, we have a number of other collaboration agreements, including with our collaboration partners UCB and Halozyme, under which we are entitled to up to a total of $45.5 million of development milestone payments upon achievement of certain development objectives, as well as sales milestones upon achievement of annual sales targets and royalties based on net sales of commercialized products, if any. However, given the current phase of development of the potential products under these collaboration agreements, we cannot estimate the probability or timing of achieving these milestones. As of September 30, 2017, we have deferred revenue of approximately $5.9 million related to these other collaboration agreements, which we expect to recognize through 2020, the estimated end of our obligations under those agreements.

Note 7 — Stock-Based Compensation

Total stock-based compensation expense was recognized in our Condensed Consolidated Statements of Operations as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Cost of goods sold	$547	$396	$1,639	$1,186
Research and development	5,212	3,181	14,429	9,505
General and administrative	3,076	2,589	9,050	8,102
Total stock-based compensation	$8,835	$6,166	$25,118	$18,793

During the three months ended September 30, 2017 and 2016, we granted 833,290 and 657,960 stock options, respectively, and these options had a weighted average grant-date fair value of $10.38 per share and $8.06 per share, respectively. During the three months ended September 30, 2017 and 2016, we granted 110,500 and 56,000 RSUs, respectively.

During the nine months ended September 30, 2017 and 2016, we granted 2,118,310 and 1,447,250 stock options, respectively, and these options had a weighted average grant-date fair value of $9.36 per share and $7.42 per share, respectively. During the nine months ended September 30, 2017 and 2016, we granted 110,500 and 58,000 RSUs, respectively.

As a result of stock issuances under our equity compensation plans, during the three months ended September 30, 2017 and 2016, we issued 1,092,371 and 1,193,764 shares of our common stock, respectively, and during the nine months ended September 30, 2017 and 2016, we issued 3,741,140 and 2,507,701 shares of our common stock, respectively.

Note 8 — Net Income (Loss) Per Share

Basic net income (loss) per share is calculated based on the weighted-average number of common shares outstanding during the periods presented. Diluted net income (loss) per share is calculated based on the weighted-average number of shares of common stock outstanding, including potential dilutive securities. For all periods presented in the accompanying Condensed Consolidated Statements of Operations, the net income (loss) available to common stockholders is equal to the reported net income (loss).

The calculation of diluted net income per share for the three months ended September 30, 2017 includes the weighted-average of potentially dilutive securities, which consists of shares of common stock underlying outstanding stock options and RSUs of approximately 6.2 million shares. Shares of common stock underlying outstanding stock options totaling approximately 1.9 million weighted-average shares outstanding during the three months ended September 30, 2017 were excluded from the computation of diluted net income per share for that period because their effect was antidilutive.

For periods in which we have generated a net loss, basic and diluted net loss per share are the same due to the requirement to exclude potentially dilutive securities which would have an antidilutive effect on net loss per share. During the nine months ended September 30, 2017 and the three and nine months ended September 30, 2016, potentially dilutive securities consisted of shares of common stock underlying outstanding stock options and RSUs. During the three months ended September 30, 2016, and the nine months ended September 30, 2017 and 2016, there were weighted average outstanding stock options and RSUs of 19.1 million, 20.4 million and 19.4 million shares, respectively.

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

We continue to make significant investments in building and advancing our pipeline of proprietary drug candidates as we believe that this is the best strategy to build stockholder value.

•

In early 2017, we commenced a broad clinical development program for NKTR-214, our lead immuno-oncology drug candidate in combination with other immuno-oncology agents including Opdivo® (nivolumab) as part of our broad Phase 1/2 clinical collaboration with BMS in five tumor types and eight potential indications, a dose-escalation study with atezolizumab, and numerous preclinical collaboration programs. We recently completed enrollment in the dose-escalation phase of the NKTR-214 study evaluating NKTR-214 in combination with nivolumab in patients with melanoma, renal cell carcinoma and non-small cell lung cancer.  We have identified the Phase 2 dose for NKTR-214 and are currently enrolling subjects in the  dose expansion phase of the study. On May 22, 2017, we announced a research collaboration that will allow Nektar and Takeda Pharmaceutical Company Limited (Takeda) to evaluate NKTR-214 with five compounds from Takeda’s cancer portfolio. On September 12, 2017, we announced that we had begun dosing in a clinical study evaluating the efficacy and safety of NKTR-214 in combination with approved checkpoint inhibitors, TECENTRIQ® (atezolizumab) and KEYTRUDA® (pembrolizumab).

•

In February 2017, we filed an investigational new drug (IND) application for NKTR-358, our auto-immune disease drug candidate. We began the Phase 1 clinical study to evaluate single-ascending doses of NKTR-358 in healthy volunteers in March 2017. This study is designed to establish a range of dose levels and evaluate pharmacokinetics and safety. We plan to advance the program into Phase 1b for auto-immune disease indications. On July 24, 2017, we entered into a license agreement with Lilly to co-develop NKTR-358.

•

On March 20, 2017, we announced that NKTR-181, met its primary and secondary endpoints in the SUMMIT-07 Phase 3 efficacy study. On July 18, 2017, we announced positive top-line data for our pivotal human abuse potential study (HAP) for NKTR-181. The NKTR-181 HAP study was designed to assess the relative oral abuse potential of NKTR-181 at its highest tested therapeutic dose as well as at the highest dose to which patients have been exposed in our long-term safety study and at a supratherapeutic dose compared to common therapeutic doses of oxycodone, a Schedule II opioid. Following the success of the SUMMIT-07 Phase 3 efficacy study and the HAP study, we are seeking a partner to support future development and commercialization activities for NKTR-181.

•

We are also completing preclinical research and investigational new drug (IND)-enabling work for NKTR-262 and NKTR-255 with the goal of advancing those programs into the clinic later this year or in 2018. The level of our future research and development investment will depend on a number of trends and uncertainties including clinical outcomes, future studies required to advance programs to regulatory approval, and the economics related to potential future collaborations that may include up-front payments, development funding, milestones, and royalties.

We also have significant milestone and royalty economic interests in approved drugs and drug candidates in late stage development with our collaboration partners. With AstraZeneca, we have a collaboration for MOVANTIK®, an oral peripherally-acting mu-opioid antagonist for the treatment of opioid-induced constipation in adult patients with non-cancer pain. We have a collaboration with Baxalta (a wholly-owned subsidiary of Shire plc) for ADYNOVATE®, that was approved by the FDA in late 2015 for use in adults and adolescents, aged 12 years and older, who have Hemophilia A. The FDA recently expanded the approval of ADYNOVATE® for the treatment of Hemophilia A in patients under 12 years of age, and for the use in surgical settings for both adult and pediatric patients. In 2016, ADYNOVATE® was approved in Japan for patients aged 12 years and older with Hemophilia A. In late 2016, ADYNOVATE (marketed as ADYNOVI) was approved in Switzerland for use in Hemophilia A patients aged 12 years and older.  In March 2017, ADYNOVATE was approved in Canada for use in adults for the treatment of Hemophilia A. ADYNOVATE® is under regulatory review in the European Union.  We also have significant milestone and royalty interests in two drug development programs with Bayer. BAY41-6551 (Amikacin Inhale), which is an inhaled solution of amikacin, is an aminoglycoside antibiotic in Phase 3 clinical development to treat ventilator associated pneumonia and we expect topline results from this program before the end of 2017. The second program with Bayer Schering, Cipro DPI (Cipro Dry Powder Inhaler, previously called Cipro Inhale), is an inhaled dry powder ciprofloxacin in Phase 3 development to treat non-cystic fibrosis bronchiectasis. The first Phase 3 clinical study for Cipro DPI (RESPIRE 1) met its co-primary endpoints for the every 14-day dosing arm of Cipro DPI. On April 5, 2017, an abstract with data from the second Phase 3 clinical study for Cipro DPI (RESPIRE 2) trial was published by the American Thoracic Society in connection with the American Thoracic Society 2017 International Conference. The RESPIRE 2 trial showed a positive trend of Cipro DPI efficacy for both the 14 and the 28 days on/off regimens, but did not reach statistical significance. A pooled analysis of the primary efficacy results of RESPIRE 1 and RESPIRE 2 is positive. Bayer filed a new drug application (NDA) for Cipro DPI which will be discussed by the FDA’s Antimicrobial Drugs Advisory Committee Meeting scheduled to meet on November 16, 2017. We also have milestone and royalty interests in other collaboration partner programs including PEGPH20 with Halozyme that is in Phase 3 development and dapirolizumab pegol with UCB Pharma that is in Phase 2 development for systemic lupus erythematosus (SLE). The level of sales growth of MOVANTIK® and ADYNOVATE®, together with the future clinical trial results and potential subsequent approvals of these collaboration partner drug candidates, will have a material impact on our future financial results and financial position.

Our business is subject to significant risks, including the risks inherent in our development efforts, the results of our clinical trials, our dependence on the marketing efforts by our collaborative parties, uncertainties associated with obtaining and enforcing patents, the lengthy and expensive regulatory approval process and competition from other products. For a discussion of these and some of the other key risks and uncertainties affecting our business, see Part II, Item 1A "Risk Factors."

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

Key Developments and Trends in Liquidity and Capital Resources

We estimate that we have working capital to fund our current business plans through at least the next twelve months. At September 30, 2017, we had approximately $412.2 million in cash and investments in marketable securities. Also, as of September 30, 2017, we had $253.0 million in debt, including $250.0 million in principal of senior secured notes and $3.0 million of capital lease obligations.

Results of Operations

Three and Nine Months Ended September 30, 2017 and 2016

Revenue (in thousands, except percentages)

	Three months ended September 30,		Increase/ (Decrease) 2017 vs. 2016	Percentage Increase/ (Decrease) 2017 vs. 2016
	2017	2016
Product sales	$4,448	$14,698	$(10,250)	(70)%
Royalty revenue	9,302	5,573	3,729	67%
Non-cash royalty revenue related to sale of future royalties	8,066	7,692	374	5%
License, collaboration and other revenue	131,112	8,373	122,739	>100%
Total revenue	$152,928	$36,336	$116,592	>100%

	Nine months ended September 30,		Increase/ (Decrease) 2017 vs. 2016	Percentage Increase/ (Decrease) 2017 vs. 2016
	2017	2016
Product sales	$24,897	$41,664	$(16,767)	(40)%
Royalty revenue	23,953	13,150	10,803	82%
Non-cash royalty revenue related to sale of future royalties	21,367	22,341	(974)	(4)%
License, collaboration and other revenue	142,028	50,829	91,199	>100%
Total revenue	$212,245	$127,984	$84,261	66%

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

Product sales decreased for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016 primarily due to decreased product demand from our collaboration partners, primarily Ophthotech. In the year ended December 31, 2016, product sales to Ophthotech totaled $30.1 million. In December 2016, Ophthotech announced that two pivotal Phase 3 clinical trials for Fovista® failed to meet their primary endpoints and, in August 2017, announced that the third Fovista® Phase 3 trial also failed to meet its primary endpoint. In the second quarter of 2017, we recognized $10.4 million of product sales to Ophthotech based on prior binding purchase commitments. In October 2017, we terminated our agreement with Ophthotech.

Royalty Revenue

We receive royalty revenue from certain of our collaboration partners based on their net sales of commercial products. Royalty revenue received in cash increased for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016 primarily due to increased sales of MOVANTIK® and ADYNOVATE®. We expect royalty revenue for the full year of 2017 to increase as compared to 2016 due to royalties we expect to receive from net sales of MOVANTIK®, MOVENTIG® and ADYNOVATE® as a result of sales growth of these partnered products.

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

License, collaboration and other revenue increased significantly for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016 primarily due to the recognition in the third quarter of 2017 of $127.6 million of the $150.0 million upfront payment we received in September 2017 from our collaboration agreement with Eli Lilly for NKTR-358 as described in Note 6 to our Condensed Consolidated Financial Statements. This increase was partially offset by the recognition in March 2016 of $28.0 million for our 40% share of a sublicense payment received by AstraZeneca from Kirin.

As a result of the Lilly agreement, we expect our license, collaboration and other revenue for the full year of 2017 will increase significantly as compared to 2016.

Cost of Goods Sold and Product Gross Margin (in thousands, except percentages)

	Three months ended September 30,		Increase/ (Decrease) 2017 vs. 2016	Percentage Increase/ (Decrease) 2017 vs. 2016
	2017	2016
Cost of goods sold	$5,674	$7,033	$(1,359)	(19)%
Product gross profit	(1,226)	7,665	(8,891)	>(100)%
Product gross margin	(28)%	52%

	Nine months ended September 30,		Increase/ (Decrease) 2017 vs. 2016	Percentage Increase/ (Decrease) 2017 vs. 2016
	2017	2016
Cost of goods sold	$20,794	$23,611	$(2,817)	(12)%
Product gross profit	4,103	18,053	(13,950)	(77)%
Product gross margin	16%	43%

Cost of goods sold decreased during the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016 primarily due to decreased product sales.

The decrease in product gross profit and product gross margin during the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016 is primarily due to decreased product sales as well as a less favorable product mix in 2017 compared to 2016. In particular, we have a manufacturing arrangement with a partner that includes a fixed price which is less than the fully burdened manufacturing cost for the reagent and we expect this situation to continue with this partner in future years. There were more shipments to this partner relative to shipments to other customers during the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016. In addition to product sales from reagent materials supplied to the partner where our sales are less than our fully burdened manufacturing cost, we also receive royalty revenue from this collaboration. In the three and nine months ended September 30, 2017 and 2016, the royalty revenue from this collaboration exceeded the related negative gross profit.

We expect product gross margin to continue to fluctuate in future periods depending on the level and mix of manufacturing orders from our customers due to the predominantly fixed cost base associated with our manufacturing activities. We currently expect product gross margin to decrease significantly for the full year of 2017 as compared to 2016 and gross margin may approximate breakeven in 2017 as a result of the decrease in product sales from our collaboration partner Ophthotech as described above.

Research and Development Expense (in thousands, except percentages)

	Three months ended September 30,		Increase/ (Decrease) 2017 vs. 2016	Percentage Increase/ (Decrease) 2017 vs. 2016
	2017	2016
Research and development expense	$65,714	$51,951	$13,763	26%

	Nine months ended September 30,		Increase/ (Decrease) 2017 vs. 2016	Percentage Increase/ (Decrease) 2017 vs. 2016
	2017	2016
Research and development expense	$187,032	$153,569	$33,463	22%

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

Research and development expense increased during the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016 and includes increased costs for our clinical development of NKTR-214 and NKTR-358 and preclinical activities for NKTR-262 and NKTR-255. In addition, the increase in research and development expense during the three and nine months ended September 30, 2017 compared with the three and nine months ended September 30, 2016 includes increased costs related to personnel, facilities and outside services. We expect research and development expense for the full year of 2017 to increase as compared to 2016.

Other than as described in the Overview section above, there have been no material changes to the status of clinical programs in the nine months ended September 30, 2017 from the activities discussed in our Annual Report on Form 10-K for the year ended December 31, 2016 on file with the Securities and Exchange Commission.

General and Administrative Expense (in thousands, except percentages)

	Three months ended September 30,		Increase/ (Decrease) 2017 vs. 2016	Percentage Increase/ (Decrease) 2017 vs. 2016
	2017	2016
General and administrative expense	$12,055	$10,253	$1,802	18%

	Nine months ended September 30,		Increase/ (Decrease) 2017 vs. 2016	Percentage Increase/ (Decrease) 2017 vs. 2016
	2017	2016
General and administrative expense	$40,027	$31,515	$8,512	27%

General and administrative expense includes the cost of administrative staffing, business development, marketing, finance, and legal activities. General and administrative expense increased during the three and nine months ended September 30, 2017 compared with the three and nine months ended September 30, 2016 primarily due to increased costs related to personnel, facilities and outside services.  In addition, the increase in general and administrative expense during the nine months ended September 30, 2017 compared with the nine months ended September 30, 2016 includes recording $3.3 million of expense related to the amendment to our agreement with Enzon described in Note 5 to our Condensed Consolidated Financial Statements. We expect general and administrative expenses in the full year of 2017 to increase compared to 2016.

Interest Expense (in thousands, except percentages)

	Three months ended September 30,		Increase/ (Decrease) 2017 vs. 2016	Percentage Increase/ (Decrease) 2017 vs. 2016
	2017	2016
Interest expense	$5,540	$5,614	$(74)	(1)%
Non-cash interest expense on liability related to sale of future royalties	4,471	4,902	(431)	(9)%

	Nine months ended September 30,		Increase/ (Decrease) 2017 vs. 2016	Percentage Increase/ (Decrease) 2017 vs. 2016
	2017	2016
Interest expense	$16,452	$16,918	$(466)	(3)%
Non-cash interest expense on liability related to sale of future royalties	13,535	14,929	(1,394)	(9)%

Interest expense for the three and nine months ended September 30, 2017 decreased marginally compared with the three and nine months ended September 30, 2016 due to decreased interest expense from our capital leases. Interest expense during the three and nine months ended September 30, 2017 and 2016 primarily consists of interest from our senior secured notes. In October 2015, we issued $250.0 million in aggregate principal amount of 7.75% senior secured notes due October 2020. Interest on the 7.75% senior secured notes is calculated based on actual days outstanding over a 360 day year. We expect interest expense during the full year of 2017 to decrease marginally compared to 2016.

Non-cash interest expense on the liability related to sale of future royalties for the three and nine months ended September 30, 2017 decreased compared with the three and nine months ended September 30, 2016 as a result of the decreasing royalty liability balance. In February 2012, we sold all of our rights to receive future royalty payments on CIMZIA® and MIRCERA® in exchange for $124.0 million. As described in Note 4 to our Condensed Consolidated Financial Statements, this royalty sale transaction has been recorded as a liability that amortizes over the estimated royalty payment period as CIMZIA® and MIRCERA® royalties are remitted directly to the purchaser. We impute interest on the transaction and record interest expense at the effective interest rate, which we currently estimate to be approximately 17%. There are a number of factors that could materially affect the estimated interest rate, in particular, the amount and timing of royalty payments from future net sales of CIMZIA® and MIRCERA®, and we assess this estimate on a periodic basis. As a result, future interest rates could differ significantly and any such change in interest rate will be adjusted prospectively. Unless we adjust our estimated interest rate, we expect non-cash interest expense on the liability related to sale of future royalties for the full year of 2017 to decrease compared to 2016 as a result of the decreasing royalty liability balance.

Liquidity and Capital Resources

We have financed our operations primarily through revenue from product sales, royalties and research and development contracts, as well as public offering and private placements of debt and equity securities. At September 30, 2017, we had approximately $412.2 million in cash and investments in marketable securities. Also, as of September 30, 2017, we had $253.0 million in debt, including $250.0 million in principal of senior secured notes and $3.0 million of capital lease obligations.

We estimate that we have working capital to fund our current business plans through at least the next twelve months. We expect the clinical development of our proprietary drug candidates including NKTR-181, Amikacin Inhale, ONZEALDTM, NKTR-214, and NKTR-358, will continue to require significant investment in order to continue to advance in clinical development with the objective of entering into a collaboration partnership or obtaining regulatory approval. However, we have no credit facility or any other sources of committed capital. In the past, we have received a number of significant payments from collaboration agreements and other significant transactions and we recently entered into a collaboration agreement for NKTR-358 with Eli Lilly under which we received a $150.0 million upfront payment in September 2017.   In the future, we expect to receive increasing royalties from commercial sales of products such as MOVANTIK®, MOVENTIG® and ADYNOVATE® as they continue to increase sales after their U.S. product launches and receive and expand ex-U.S. product launches.  We also expect potential substantial payments from future collaboration transactions if drug candidates in our pipeline achieve positive clinical or regulatory outcomes. Our current business plan is also subject to significant uncertainties and risks as a result of, among other factors, the sales levels of products for which we are entitled to royalties such as MOVANTIK®, MOVENTIG® and ADYNOVATE®, clinical program outcomes, whether, when and on what terms we are able to enter into new collaboration transactions, expenses being higher than anticipated, unplanned expenses, cash receipts being lower than anticipated, and the need to satisfy contingent liabilities, including litigation matters and indemnification obligations.

The availability and terms of various financing alternatives substantially depend on many factors including the success or failure of drug development programs in our pipeline, including NKTR-181, Amikacin Inhale, CIPRO DPI, ONZEALDTM, NKTR-214, NKTR-358 and NKTR-262, as well as other early stage development programs. The availability and terms of financing alternatives and any future significant payments from existing or new collaborations depend on the positive outcome of ongoing or planned clinical studies, whether we or our partners are successful in obtaining regulatory authority approvals in major markets, and if approved, the commercial success of these drugs, as well as general capital market conditions. We will pursue various financing alternatives as needed to continue to fund our research and development activities and to fund the expansion of our business as appropriate.

Due to the potential for adverse developments in the credit markets, we may experience reduced liquidity with respect to some of our investments in marketable securities. These investments are generally held to maturity, which, in accordance with our investment policy, is less than two years. However, if the need arises to liquidate such securities before maturity, we may experience losses on liquidation. At September 30, 2017, the average time to maturity of the investments held in our portfolio was approximately seven months. To date we have not experienced any liquidity issues with respect to these securities. We believe that, even allowing for potential liquidity issues with respect to these securities, our remaining cash and investments in marketable securities will be sufficient to meet our anticipated cash needs for at least the next twelve months.

Cash flows from operating activities

Cash flows used in operating activities for the nine months ended September 30, 2017 were less than $0.1 million, which includes $146.8 million of net operating cash uses as well as $14.6 million for interest payments on our senior secured notes, partially offset by the receipt of $161.4 million of milestones and contingent payments from our collaboration agreements, including a $150.0 million upfront payment received in September 2017 from our NKTR-358 collaboration agreement with Lilly.

Cash flows used in operating activities for the nine months ended September 30, 2016 totaled $64.6 million, which includes $107.9 million of net operating cash uses as well as $14.7 million for interest payments on our senior secured notes, partially offset by the receipt of a $28.0 million payment in April 2016 from AstraZeneca related to its sub-license to Kirin, the receipt of a $20.0 million upfront payment in August 2016 from Daiichi Sankyo related to our NKTR-102 collaboration arrangement in Europe and the receipt of a $10.0 million milestone payment in January 2016 from our Baxalta collaboration agreement.

We expect that cash flows used in operating activities, excluding upfront, milestone and other contingent payments received, if any, will increase in the full year of 2017 compared to 2016 primarily as a result of increased research and development expenses.

Cash flows from investing activities

We paid $7.3 million and $3.7 million to purchase property, plant and equipment in the nine months ended September 30, 2017 and 2016, respectively. We expect our capital expenditures in the full year of 2017 to increase compared to 2016.

Cash flows from financing activities

We received proceeds from issuance of common stock related to our employee option and stock purchase plans of $32.3 million and $18.0 million in the nine months ended September 30, 2017 and 2016, respectively.

Contractual Obligations

Except as described below, there were no material changes during the nine months ended September 30, 2017 to the summary of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2016 on file with the Securities and Exchange Commission.

In August 2017, we entered into a Lease Agreement (the “Lease”) with ARE-San Francisco No. 19, LLC (ARE) and terminated our sublease with Pfizer, Inc., effectively extending our lease for 128,793 square feet of space located at 455 Mission Bay Boulevard, San Francisco, California (the “Mission Bay Facility”) from 2020 to 2030.  The Lease will allow us to continue using the same site we currently use for our San Francisco-based R&D activities and corporate office.

The term of the Lease commenced on September 1, 2017, and will expire January 31, 2030, subject to our right to extend the term of the Lease for two consecutive five-year periods.  The monthly base rent for the Mission Bay Facility will escalate over the term of the Lease at various intervals.   During the term of the Lease, we are responsible for paying our share of operating expenses specified in the Lease, including insurance costs and taxes.  The Lease also obligates Nektar to rent from ARE a total of an additional approximately 24,000 square feet of space at the Mission Bay Facility at specified delivery dates. The Lease includes various covenants, indemnities, defaults, termination rights, security deposits and other provisions customary for lease transactions of this nature.  Our future minimum lease payments for our operating leases as of September 30, 2017 are included in Note 5 to our Condensed Consolidated Financial Statements.

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

Our market risks at September 30, 2017 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016 on file with the Securities and Exchange Commission.

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

Changes in Internal Control Over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. However, there was no change in our internal control over financial reporting that occurred in the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Drug development is a highly uncertain scientific and medical endeavor, and failure can unexpectedly occur at any stage of preclinical and clinical development. Typically, there is a high rate of attrition for drug candidates in preclinical and clinical trials due to scientific feasibility, safety, efficacy, changing standards of medical care and other variables. The risk of failure increases for our drug candidates that are based on new technologies, such as the application of our advanced polymer conjugate technology to ONZEALDTM, NKTR-181, NKTR-214, NKTR-358, NKTR-262, NKTR-255, and other drug candidates currently in discovery research or preclinical development. The failure of one or more of our drug candidates could have a material adverse effect on our business, financial condition and results of operations.

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

We or our partners may not obtain regulatory approval for drug candidates on a timely basis, or at all, or the terms of any approval (which in some countries includes pricing approval) may impose significant restrictions or limitations on use. Drug candidates must undergo rigorous animal and human testing and an extensive review process for safety and efficacy by the FDA and equivalent foreign regulatory authorities. The time required for obtaining regulatory decisions is uncertain and difficult to predict. The FDA and other U.S. and foreign regulatory authorities have substantial discretion, at any phase of development, to terminate clinical studies, require additional clinical development or other testing, delay or withhold registration and marketing approval and mandate product withdrawals, including recalls. For example, while data from certain pre-specified subgroups in our BEACON study for Etirinotecan Pegol (NKTR-102) in 2015 was positive, the study did not achieve statistical significance for its primary endpoint and the FDA and European Medicines Agency rarely approve drugs on the basis of studies that do not achieve statistical significance on the primary endpoint. Further, while the results from the Phase 3 study of NKTR-181 were positive and NKTR-181 has Fast Track designation, the regulatory pathway for NKTR-181 remains subject to substantial uncertainty including the amount of data required to support a new drug application (NDA). Further, regulatory authorities have the discretion to analyze data using their own methodologies that may differ from those used by us or our partners, which could lead such authorities to arrive at different conclusions regarding the safety or efficacy of a drug candidate. In addition, undesirable side effects caused by our drug candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restricted label or the delay or denial of regulatory approval by regulatory authorities. For example, AstraZeneca will be conducting a post-marketing, observational epidemiological study comparing MOVANTIK® to other treatments of OIC in patients with chronic, non-cancer pain and the results of this study could at some point in the future negatively impact the labeling, regulatory status, and commercial potential of MOVANTIK®.

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

As of September 30, 2017, we had cash and investments in marketable securities valued at approximately $412.2 million. Also, as of September 30, 2017, we had $253.0 million in debt, including $250.0 million in principal of senior secured notes and $3.0 million of capital lease obligations. While we believe that our cash position will be sufficient to meet our liquidity requirements through at least the next 12 months, our future capital requirements will depend upon numerous unpredictable factors, including:

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

It is very difficult to estimate the commercial potential of product candidates due to important factors such as safety and efficacy compared to other available treatments, including potential generic drug alternatives with similar efficacy profiles, changing standards of care, third party payer reimbursement standards, patient and physician preferences, drug scheduling status, the availability of competitive alternatives that may emerge either during the long drug development process or after commercial introduction, and the availability of generic versions of our product candidates following approval by regulatory authorities based on the expiration of regulatory exclusivity or our inability to prevent generic versions from coming to market by asserting our patents. In particular, regulations concerning and controlling the access to opioid-based pharmaceuticals are strict and there is no guarantee which scheduling category will apply to NKTR-181 if regulatory approval is achieved. If due to one or more of these risks the market potential for a drug candidate is lower than we anticipated, it could significantly and negatively impact the commercial terms of any collaboration partnership potential for such drug candidate or, if we have already entered into a collaboration for such drug candidate, the revenue potential from royalty and milestone payments could be significantly diminished and this would negatively impact our business, financial condition and results of operations. We also depend on our relationships with other companies for sales and marketing performance and the commercialization of product candidates. Poor performance by these companies, or disputes with these companies, could negatively impact our revenue and financial condition.

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

We or our partners may experience delays in clinical trials of drug candidates. We currently have ongoing trials for NKTR-181 which includes a long-term safety study.  We have ongoing trials evaluating NKTR-214 including a trial evaluating NKTR-214 as a potential combination treatment with Opdivo as well as other ongoing and planned combination trials. We also have an ongoing Phase 1 dose-escalation study for NKTR-358 under our collaboration with Lilly which is planned to evaluate single-ascending doses of NKTR-358 in healthy subjects to evaluate the safety and tolerability profile and measure the level and functional activity of regulatory T cells.  In addition, our collaboration partners have several late stage programs including Baxalta for ADYNOVATE® (previously referred to as BAX 855) in the EU, and Bayer for Amikacin Inhale. We also have ongoing trials with our partners for the following: Halozyme has trials in Pancreatic, Non-Small Cell Lung Cancer and other multiple tumor types in Phase 1, 2, and 3 development. These and other clinical studies may not begin on time, enroll a sufficient number of patients or be completed on schedule, if at all. Clinical trials for any of our product candidates could be delayed for a variety of reasons, including:

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

We are involved in legal proceedings where we or other third parties are enforcing or seeking intellectual property rights, invalidating or limiting patent rights that have already been allowed or issued, or otherwise asserting proprietary rights through one or more potential legal remedies.  For example, we are currently involved in a German litigation proceeding whereby Bayer is seeking co-ownership rights in certain of our patent filings pending at the European Patent Office covering (among other things) PEGylated Factor VIII which we have exclusively licensed to Baxalta.  The subject matter of our patent filings in this proceeding relates to Bayer’s PEGylated recombinant Factor VIII compound, BAY 94-9027.  We believe that Bayer’s claim to an ownership interest in these patent filings is without merit and are vigorously defending sole and exclusive ownership rights to this intellectual property. In addition, Bayer has filed claims in the U.S. against Baxalta and Nektar.  In one U.S. proceeding, Bayer alleges ADYNOVATE® infringes a Bayer patent. In another U.S. proceeding, Bayer is seeking a declaratory judgement that BAY 94-9027 does not infringe specified Nektar patents or in the alternative that the specified patents are invalid.  As part of its intellectual property litigation strategy relating to PEGylated Factor VIII products, Nektar has also filed claims against Bayer. We are also regularly involved in opposition proceedings at the European Patent Office where third parties seek to invalidate or limit the scope of our allowed European patent applications covering (among other things) our drugs and platform technologies. The cost to us in initiating or defending any litigation or other proceeding, even if resolved in our favor, could be substantial, and litigation would divert our management’s attention. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could delay our research and development efforts or result in financial implications either in terms of seeking license arrangements or payment of damages or royalties.

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

Building and validating large scale clinical or commercial-scale manufacturing facilities and processes, recruiting and training qualified personnel and obtaining necessary regulatory approvals is complex, expensive and time consuming. In the past, we have encountered challenges in scaling up manufacturing to meet the requirements of large scale clinical trials without making modifications to the drug formulation, which may cause significant delays in clinical development. We experienced repeated significant delays in starting the Phase 3 clinical development program for Amikacin Inhale as we sought to finalize and validate the device design with a demonstrated capability to be manufactured at commercial scale. Drug and device combination products are particularly complex, expensive and time-consuming to develop due to the number of variables involved in the final product design, including ease of patient and doctor use, maintenance of clinical efficacy, reliability and cost of manufacturing, regulatory approval requirements and standards and other important factors. There continues to be substantial and unpredictable risk and uncertainty related to manufacturing and supply until such time as the commercial supply chain is validated and proven.

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

For the nine months ended September 30, 2017, we reported a net loss of $62.9 million. If and when we achieve profitability depends upon a number of factors, including the timing and recognition of milestone and other contingent payments and royalties received, the timing of revenue under our collaboration agreements, the amount of investments we make in our proprietary product candidates and the regulatory approval and market success of our product candidates. We may not be able to achieve and sustain profitability.

Other factors that will affect whether we achieve and sustain profitability include our ability, alone or together with our partners, to:

•	develop drugs utilizing our technologies, either independently or in collaboration with other pharmaceutical or biotechnology companies;
•	effectively estimate and manage clinical development costs, particularly the cost of the clinical studies for NKTR-214, NKTR-358, NKTR-262, and NKTR-255;
•	receive necessary regulatory and marketing approvals;
•	maintain or expand manufacturing at necessary levels;
•	achieve market acceptance of our partnered products;
•	receive royalties on products that have been approved, marketed or submitted for marketing approval with regulatory authorities; and
•	maintain sufficient funds to finance our activities.

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

There are many competitors for our proprietary product candidates currently in development. For Amikacin Inhale, the current standard of care includes several approved intravenous antibiotics for the treatment of either hospital-acquired pneumonia or ventilator-associated pneumonia in patients on mechanical ventilators. For MOVANTIK®, there are currently several alternative therapies used to address opioid-induced constipation (OIC) and opioid-induced bowel dysfunction (OBD), including Symproic® (naldemedine) from Shionogi and Purdue Pharma L.P., RELISTOR® Subcutaneous Injection (methylnaltrexone bromide), oral therapy Amitizia (lubiprostone), and oral and rectal over-the-counter laxatives and stool softeners such as docusate sodium, senna and milk of magnesia. In addition, there are a number of companies developing potential products which are in various stages of clinical development and are being evaluated for the treatment of OIC and OBD in different patient populations, including Merck & Co., Inc., Progenics Pharmaceuticals, Inc. in collaboration with Salix Pharmaceuticals, Ltd., Purdue Pharma L.P. in collaboration with Shionogi & Co., Ltd., Mundipharma Int. Limited, Sucampo Pharmaceuticals, Inc., Develco Pharma GmbH, Alkermes plc, GlaxoSmithKline plc, Theravance, Inc., and Takeda Pharmaceutical Company Limited. For ADYNOVATE®, on June 6, 2014, the FDA approved Biogen Idec’s Fc fusion protein ELOCTATE™ for the control and prevention of bleeding episodes, perioperative (surgical) management and routine prophylaxis in adults and children with Hemophilia A.  Longer acting Factor VIII proteins based on polymer conjugation technology approaches are being pursued by Bayer Healthcare LLC (which has filed for regulatory approval in the U.S.) and Novo Nordisk (which has an ongoing Phase 3 clinical development program).  In addition, technologies other than those based on Fc fusion and polymer conjugation approaches (such as gene therapy) are being pursued to treat patients with Hemophilia A.  For NKTR-181, there are numerous companies developing pain therapies designed to have less abuse potential primarily through formulation technologies and techniques applied to existing pain therapies. Potential competitors include Acura Pharmaceuticals, Inc., Cara Therapeutics, Inc., Collegium Pharmaceutical, Inc., Egalet Ltd, Elite Pharmaceuticals, Inc., Endo Health Solutions Inc., KemPharm, Inc., Pfizer, Inc., Purdue Pharma L.P., and Teva Pharmaceutical Industries Ltd.  For ONZEALDTM there are a number of chemotherapies and cancer therapies approved today and in various stages of clinical development for breast cancer, including, but not limited to: Abraxane® (paclitaxel protein-bound particles for injectable suspension (albumin bound)), Xeloda® (capecitabine), Afinitor® (everolimus), Doxil® (doxorubicin HCl), Ellence® (epirubicin), Gemzar® (gemcitabine), Halaven® (eribulin), Herceptin® (trastuzumab), Hycamtin® (topotecan), Ibrance® (palbociclib), Ixempra® (ixabepilone), Navelbine® (vinolrebine), Iniparib, Paraplatin® (carboplatin), Taxol® (paclitaxel) and Taxotere® (docetaxel). Major pharmaceutical or biotechnology companies with approved drugs or drugs in development for breast cancers include, but are not limited to, Bristol-Myers Squibb Company, Eli Lilly & Co., Roche, GlaxoSmithKline plc, Johnson and Johnson, Pfizer Inc., Eisai Inc., and Sanofi Aventis S.A. There are numerous companies engaged in developing immunotherapies to be used alone, or in combination, to treat a wide range of oncology indications targeting both solid and liquid tumors.  In particular, we expect to compete with therapies with tumor infiltrating lymphocytes, or TILS, chimeric antigen receptor-expressing T cells, or CAR-T, cytokine-based therapies, and checkpoint inhibitors.  Potential competitors in the TIL and CAR-T space include Kite Pharma/NCI, Adaptimmune LLC, Celgene Corporation, Juno Therapeutics, and Novartis, Alkermes, Altor, and Armo in the cytokine-based therapies space, and Tesaro, Macrogenics, Merck, BMS, and Roche in the checkpoint inhibitor space.

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

Our stock price is volatile. During the three months ended September 30, 2017, based on closing prices on The NASDAQ Global Select Market, the closing price of our common stock ranged from $17.79 to $24.00 per share. We expect our stock price to remain volatile. A variety of factors may have a significant effect on the market price of our common stock, including the risks described in this section titled “Risk Factors” and the following:

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

None, including no purchases of any class of our equity securities by us or any affiliate pursuant to any publicly announced repurchase plan in the three months ended September 30, 2017.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

On August 4, 2017, we entered into a lease agreement with ARE-San Francisco No. 19, LLC (ARE) for 128,793 square feet of space (Premise) located at 455 Mission Bay Boulevard, San Francisco, California (Mission Bay Facility). The lease agreement became effective pursuant to an amendment thereto dated as of August 29, 2017 (the lease agreement and amendment thereto together, referred to as Lease), entered into between ARE and us concurrently with an amendment to the sublease dated as of September 30, 2009 (Sublease), between Pfizer Inc. (Pfizer) and us, pursuant to which we had subleased as a subtenant certain space of 102,283 square feet at the Mission Bay Facility from Pfizer as a tenant of such space from ARE.

The Lease will allow us to continue to use the same site we currently use for our San Francisco-based R&D activities. In addition, we are obligated to rent from ARE five additional premises for a total space of 24,410 square feet (Additional Required Space) at the Mission Bay Facility at specified delivery dates commencing from January 1, 2019. The monthly base rent for the Premise will escalate from $434,137 to $461,182 at various intervals between September 1, 2017 and January 31, 2020. Commencing on February 1, 2020, the monthly base rent for the Premise will be $611,767 and will escalate each year over the term at an annual rate of 3%. The monthly base rent for the Additional Required Spaces will be $4.75 per square foot and will escalate each year over the term at an annual rate of 3% starting from February 1, 2021. During the term of the Lease, we are responsible for paying our share of operating expenses specified in the Lease, including insurance costs and taxes. We have a right of first offer to increase the rental space at the Mission Bay Facility. The term of the Lease commenced on September 1, 2017 and will expire on January 31, 2030, subject to our right to extend the term for two consecutive five-year periods. The Lease includes various covenants, indemnities, defaults, termination rights, security deposits and other provisions customary for lease transactions of this nature.

The foregoing summary is qualified in its entirety by reference to the Lease, a copy of which is filed as an exhibit to this Quarterly Report on Form 10-Q for the period ended September 30, 2017.

Under the Sublease, we had originally subleased from Pfizer certain space of 102,283 square feet located at the Mission Bay Facility. The monthly base rent escalates over the term of the Sublease at various intervals to $349,808 during the final period of the Sublease term. The term of the Sublease would have terminated no later than January 30, 2020. In connection with the entering into the Lease, Pfizer and we amended the Sublease on August 29, 2017 to accelerate the termination date from January 30, 2020 to August 31, 2017. Please refer to Nektar’s Current Report on Form 8-K filed with the SEC on October 2, 2009, for a full description of the Sublease.

Item 6.	Exhibits

Except as so indicated in Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Documents

10.1(1)	License Agreement effective as of August 23, 2017, by and between Eli Lilly and Company and Nektar Therapeutics.+

10.2(1)	Lease Agreement dated August 4, 2017, as amended by the First Amendment to Lease dated as of August 29, 2017, by and between ARE-San Francisco No. 19, LLC and Nektar Therapeutics.

31.1(1)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(1)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

101**

The following materials from Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

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
Date: November 7, 2017

By:	/s/ JILLIAN B. THOMSEN
Jillian B. Thomsen
Senior Vice President, Finance and Chief Accounting Officer
Date: November 7, 2017