Form 10-K
period 2017-12-31
NEKTAR THERAPEUTICS
filed 2018-03-01
CIK 906709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days)    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. :

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒

The approximate aggregate market value of voting stock held by non-affiliates of the registrant, based upon the last sale price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2017, as reported on the NASDAQ Global Select Market, was approximately $3,028,667,056. This calculation excludes approximately 941,915 shares held by directors and executive officers of the registrant. Exclusion of these shares does not constitute a determination that each such person is an affiliate of the registrant.

As of February 22, 2018, the number of outstanding shares of the registrant’s common stock was 160,922,921.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive Proxy Statement to be filed for its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III hereof. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

NEKTAR THERAPEUTICS

2017 ANNUAL REPORT ON FORM 10-K

Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of this annual report on Form 10-K, including any projections of market size, earnings, revenue, milestone payments, royalties, sales or other financial items, any statements of the plans and objectives of management for future operations (including, but not limited to, preclinical development, clinical trials and manufacturing), any statements related to our financial condition and future working capital needs, any statements regarding potential future financing alternatives, any statements concerning proposed drug candidates, any statements regarding the timing for the start or end of clinical trials or submission of regulatory approval filings, any statements regarding future economic conditions or performance, any statements regarding the success of our collaboration arrangements, timing of commercial launches and product sales levels by our collaboration partners and future payments that may come due to us under these arrangements, any statements regarding our plans and objectives to initiate or continue clinical trials, and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, such expectations or any of the forward-looking statements may prove to be incorrect and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, but not limited to, the risk factors set forth in Part I, Item 1A “Risk Factors” below and for the reasons described elsewhere in this annual report on Form 10-K. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof and we do not intend to update any forward-looking statements except as required by law or applicable regulations. Except where the context otherwise requires, in this annual report on Form 10-K, the “Company,” “Nektar,” “we,” “us,” and “our” refer to Nektar Therapeutics, a Delaware corporation, and, where appropriate, its subsidiaries.

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

Nektar Therapeutics is a research-based biopharmaceutical company that discovers and develops innovative medicines in areas of high unmet medical need. Our research and development pipeline of new investigational drugs includes treatments for cancer, autoimmune disease and chronic pain. We leverage our proprietary and proven chemistry platform to discover and design new drug candidates. These drug candidates utilize our advanced polymer conjugate technology platforms, which are designed to enable the development of new molecular entities that target known mechanisms of action. We refer to our drug candidates where we retain at least U.S. commercial rights as “proprietary programs” and our other drug candidate programs that we have licensed U.S. and potentially other commercial rights to collaboration partners as “collaboration partner programs.”

Our Proprietary Programs

Immuno-oncology (I-O)

In the area of I-O, we are developing medicines that target biological pathways, which stimulate and sustain the body’s immune response in order to fight cancer. We are developing medicines designed to directly or indirectly modulate the activity of key immune cells, such as cytotoxic T cells and natural killer (NK) cells, to increase their numbers and improve their function to recognize and attack cancer cells.

NKTR-214, our lead I-O candidate, is a biologic with biased signaling through one of the IL-2 receptor subunits (CD 122) that can stimulate proliferation and growth of tumor-killing immune cells in the tumor micro-environment and increase expression of PD-1 on these immune cells.

On September 21, 2016, we entered into a Clinical Trial Collaboration Agreement (BMS Agreement) with Bristol-Myers Squibb Company (BMS), pursuant to which we and BMS are collaborating to conduct Phase 1/2 clinical trials evaluating NKTR-214 and BMS’ human monoclonal antibody that binds PD-1, known as Opdivo® (nivolumab), as a potential combination treatment regimen in at least five tumor types and eight indications, and such other clinical trials evaluating the combined therapy as may be mutually agreed upon by the parties (each, a Combined Therapy Trial). Under the BMS Agreement, BMS is responsible for 50% of all out-of-pocket costs reasonably incurred by us in connection with third party contract research organizations, laboratories, clinical sites and institutional review boards. Each party is otherwise responsible for its own internal costs, including internal personnel costs, incurred in connection with each Combination Therapy Trial.  Interim data from the dose-escalation phase of the trial was presented at the 2017 Society for Immunotherapy of Cancer (SITC) meeting in November 2017. We identified the Phase 2 dose for NKTR-214 and we are currently enrolling subjects in the expansion phase of the study.

On February 13, 2018, we entered into a Strategic Collaboration Agreement (the BMS Collaboration Agreement) with BMS, pursuant to which we and BMS will jointly develop NKTR-214, including, without limitation, in combination with BMS’s Opdivo® (nivolumab) and Opdivo® plus Yervoy® (ipilimumab), and other compounds of BMS, us or any third party. The parties have agreed to jointly commercialize NKTR-214 on a worldwide basis. BMS will pay us a non-refundable upfront cash payment of $1.0 billion and purchase $850.0 million of shares of our common stock at a purchase price of $102.60 per share pursuant to a Share Purchase Agreement (Purchase Agreement).

We are eligible to receive additional cash payments of a total of up to $1.43 billion upon achievement of certain development and regulatory milestones and a total of up to $350.0 million upon achievement of certain sales milestones.  We will book all worldwide sales and revenue for NKTR-214.  We will share global commercialization profits and losses with BMS for NKTR-214, with Nektar sharing 65% and BMS sharing 35% of the net profits and losses. BMS will lead commercialization for combinations of NKTR-214 with BMS proprietary medicines, and we will lead all other commercialization efforts for NKTR-214. We will have the final decision-making authority regarding the pricing for NKTR-214. NKTR-214 will be sold on a stand-alone basis and there will be no fixed-dose combinations or co-packaging without the consent of both parties.

Under the BMS Collaboration Agreement, we and BMS will collaborate to develop and conduct clinical studies of NKTR-214 pursuant to a joint development plan, which initially includes a series of registration-enabling trials in more than 20 indications in nine tumor types and may be updated and expanded only upon mutual agreement of the parties. The parties will share the development costs for NKTR-214 in combination regimens based on each party’s relative ownership interest in the compounds included in the regimens. Nektar’s share of such development costs are limited to an annual cap of $125.0 million. Neither party will develop a therapy using an IL-2 agonist in combination with a small or large molecule that binds to the PD(L)-1 target (and in certain indications the anti-CTLA4 target), in indications included in the joint development plan (each, a Competing Combination), whether alone or in collaboration with any third party, during a limited exclusivity period from the closing date under the BMS Collaboration Agreement until the later of (i) the first commercial sale of NKTR-214 or (ii) the third anniversary of the closing date, but each party may develop a Competing Combination on its own (but not in collaboration with any third party) during the three years after the end of the foregoing limited exclusivity period. If a registration-enabling study included in the joint development plan does not have the first patient enrolled prior to the date which is 14 months from the closing date, subject to allowable delays, the indication covered by that study is no longer subject to the above exclusivity. Other than as described above, Nektar may independently develop and commercialize NKTR-214 either alone or in combination with other Nektar proprietary compounds or third party compounds.

The closing date under the BMS Collaboration Agreement  will occur simultaneously with the closing under the Purchase Agreement, which is subject to the expiration or early termination of the waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and other customary closing conditions. The closings are expected to occur during the second quarter of 2018, upon which the BMS Collaboration Agreement will supersede and replace the existing BMS Agreement.

On May 22, 2017, we announced a research collaboration that is currently underway bewteen Nektar and Takeda Pharmaceutical Company Limited (Takeda) to evaluate NKTR-214 with five compounds from Takeda’s cancer portfolio.

On September 12, 2017, we announced that we had begun dosing in a clinical study evaluating the efficacy and safety of NKTR-214 in combination with approved checkpoint inhibitors, TECENTRIQ® (atezolizumab) and KEYTRUDA® (pembrolizumab).  This study is planned to enroll patients into two separate arms concurrently with the first arm evaluating NKTR-214 in combination with atezolizumab in up to 30 patients, and the second arm evaluating NKTR-214 in combination with pembrolizumab in up to 30 patients.  This study is not impacted by the BMS Collaboration Agreement and we plan to continue this study through completion.

In addition to the existing clinical programs, we plan to continue to advance a broad clinical development program, both on our own or in collaboration with other potential partners, to explore the potential of combining NKTR-214 with therapies such as cancer vaccines, adoptive cell therapy, small molecules, and other biological agents in order to generate novel immune-oncology approaches.

NKTR-262 is a small molecule agonist that targets toll-like receptors (TLRs) found on innate immune cells in the body. NKTR-262 is designed to stimulate the innate immune system and promote maturation and activation of antigen-presenting cells (APC), such as dendritic cells, which are critical to induce the body’s adaptive immunity and create antigen-specific cytotoxic T cells. NKTR-262 is being developed as an intra-tumoral injection in combination with systemic NKTR-214 in order to induce an abscopal response and achieve the goal of complete tumor regression in cancer patients treated with both therapies. We filed an IND for NKTR-262 in December 2017 and a Phase 1 clinical trial is expected to start before the end of the first quarter of 2018.

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

Immunology

In February 2017 we submitted an investigational new drug application (IND) for a new biologic that we are developing, NKTR-358, which is designed to correct the underlying immune system imbalance in the body that occurs in patients with autoimmune disease. The breakdown of mechanisms assuring recognition of self and non-self is what underlies all autoimmune diseases. A failure of the body's self-tolerance mechanisms is known to result from pathogenic auto reactive T lymphocytes. By increasing the number of regulatory T cells (which are specific immune cells in the body that modulate the immune system and prevent autoimmune disease by maintaining self-tolerance), these pathogenic auto reactive T cells can be reduced and the proper balance of effector and regulatory T cells can be achieved to restore the body's self-tolerance mechanisms. There is consistent evidence that suboptimal regulatory T cell numbers and their lack of activity play a significant role in a myriad of autoimmune diseases. NKTR-358 is designed to optimally target the IL-2 receptor complex in order to stimulate proliferation and growth of regulatory T cells. NKTR-358 is being developed as a once or twice monthly self-administered injection for a number of autoimmune diseases.

On July 23, 2017, we entered into a worldwide license agreement with Eli Lilly and Company (Lilly) to co-develop NKTR-358. We received an initial payment of $150.0 million in September 2017 and are eligible for up to an additional $250.0 million for development and regulatory milestones. We will be responsible for completing Phase 1 clinical development and certain drug product development and supply activities. We will also share Phase 2 development costs with Lilly, with 75% of those costs borne by Lilly and 25% of the costs borne by us. We will have the option to contribute funding to Phase 3 development on an indication-by-indication basis, ranging from zero to 25% of the global Phase 3 development costs. We are eligible for tiered royalties on global sales up to the low twenties that escalate based upon our level of our contribution to Phase 3 development costs and the level of global product annual sales. Lilly will be responsible for all costs of global commercialization and we will have an option to co-promote in the U.S. under certain conditions. In March 2017, we began the first Phase 1 dose-finding trial of NKTR-358 to evaluate single-ascending doses of NKTR-358 in approximately 50 healthy patients. The study is still ongoing. The Phase 1 multiple-ascending dose trial to evaluate NKTR-358 in patients with systemic lupus erythematosus (SLE) is expected to be initiated in the second quarter of 2018.

Pain - NKTR-181

NKTR-181 is a novel mu-opioid analgesic drug candidate for chronic pain conditions. NKTR-181 is currently in Phase 3 clinical development, which we call the SUMMIT Phase 3 program, which includes the SUMMIT-07 efficacy study, a human abuse potential (HAP) study, and the SUMMIT-LTS long-term safety study.

On March 20, 2017, we announced that NKTR-181 met its primary and secondary endpoints in the SUMMIT-07 Phase 3 efficacy study. We enrolled the first patient in the first SUMMIT-07 study in February 2015, and we completed enrollment in the study in late 2016. The SUMMIT-07 study compared twice-daily dosing of NKTR-181 tablets to placebo in the treatment of over 600 patients with moderate to severe chronic low back pain who were new to opioid therapy (opioid-naïve). SUMMIT-07 evaluated four analgesic doses of NKTR-181 (100 mg, 200 mg, 300 mg and 400 mg). Patients in the trial achieved an average pain score reduction of over 65% (from 6.73 at screening to 2.32 at randomization) during the dose titration period. The primary efficacy endpoint of the study demonstrated significantly improved chronic back pain relief with NKTR-181 compared to placebo (p=0.0019). Key secondary endpoints of the study also achieved high statistical significance. The study demonstrated that NKTR-181 had a favorable safety profile and was well tolerated.

On July 18, 2017, we announced positive top-line data for our pivotal human abuse potential study (HAP) for NKTR-181. The HAP study was designed to confirm and assess the relative oral abuse potential of NKTR-181, at its maximum analgesic therapeutic, dose (400 mg) studied in the SUMMIT-07 trial and at a supratherapeutic dose (3 times to 12 times greater than the analgesic dose range of 100 mg to 400 mg used in the SUMMIT-07 trial), compared to common therapeutic doses of oxycodone (40 mg and 60 mg) in 54 healthy non-dependent recreational drug users. For the primary endpoint of Drug Liking, NKTR-181 (400 mg and 600 mg) rated less likable compared to oxycodone 40 mg and 60 mg (p<0.0001), and a supratherapeutic dose of NKTR-181 (1200 mg) rated less likable than oxycodone 60 mg (p=0.0071). Key secondary endpoints of Area Under Effect for Drug Liking (0-1 hours, 0-2 hours, 0-3 hours), Drug High and Take Drug Again scores met statistical significance for all doses of NKTR-181 (1200 mg, 600 mg, 400 mg) compared to oxycodone (60 mg).

The SUMMIT Phase 3 program also includes a 52-week long-term safety study, which we call SUMMIT-LTS. SUMMIT-LTS is evaluating the long-term safety and tolerability of NKTR-181 in 638 patients (opioid-naïve and opioid-experienced) with moderate to severe chronic low pain or chronic non-cancer pain. The study was completed in December 2017.

Following our success of the SUMMIT-07 Phase 3 efficacy study and the HAP study, we are seeking a partner to support future development and commercialization activities for NKTR-181. We have completed pre-NDA meetings with FDA and we are currently planning to file an NDA for NKTR-181 in the first half of 2018.

Oncology - ONZEALDTM

ONZEALDTM (also known as NKTR-102, etirinotecan pegol) is our next-generation topoisomerase I inhibitor proprietary drug candidate. On March 17, 2015, we announced top-line data from a Phase 3 clinical study for ONZEALDTM, which we call the BEACON study (BrEAst Cancer Outcomes with NKTR-102), as a single-agent therapy for women with advanced metastatic breast cancer. The BEACON study compared ONZEALDTM to an active control arm comprised of a single chemotherapy agent of physician’s choice (TPC) in patients who were heavily pre-treated with a median of three prior therapies for metastatic disease. In a top-line analysis of 852 patients from the trial, ONZEALDTM provided a 2.1 month improvement in median overall survival over TPC (12.4 months for patients receiving ONZEALDTM compared to 10.3 months for patients receiving TPC). Based on a stratified log-rank analysis, the primary endpoint measuring the Hazard Ratio (HR) for survival in the ONZEALDTM group compared to the active control arm was 0.87 with a p-value of 0.08, which did not achieve statistical significance. Secondary endpoints in the BEACON study included objective response rate and progression-free survival, which did not achieve statistical significance in the study. We also announced that we observed a significant overall survival benefit in two pre-specified subgroup populations—patients with a history of brain metastases and patients with baseline liver metastases at study entry.

We have explored future regulatory and development paths forward for ONZEALDTM with the European Union (EU) and U.S. health authorities. In Europe, we met with the National Authorities in Sweden and the United Kingdom, as well as the European Medicines Agency (EMA) to discuss the BEACON data. In June 2016, we filed a Marketing Authorization Application (MAA) for conditional approval of ONZEALDTM for adult patients with advanced breast cancer who have brain metastases and began enrolling in the ATTAIN study, which compares the overall survival in patients with breast cancer and brain metastases treated with ONZEALDTM versus physicians treatment of choice. On July 21, 2017, we were informed by the EMA’s Committee for Medicinal Products for Human Use (CHMP) that it had adopted a negative opinion for the conditional marketing authorization application for ONZEALDTM in the European Union. On July 26, 2017, we filed a request for re-examination of the opinion adopted by the CHMP (the “CHMP Appeal”) but such request was not successful. On December 6, 2017, we received a notice from Daiichi Sankyo Europe

GmbH (Daiichi), exercising its right to terminate the Collaboration and License Agreement between us and Daiichi (the Daiichi Collaboration Agreement), which termination became effective on February 4, 2018. As a result of the termination, we made a $12.5 million termination payment to Daiichi in December 2017, and all rights and licenses granted to Daiichi under the Daiichi Collaboration Agreement reverted exclusively to Nektar. The Phase 3 study (ATTAIN) in breast cancer patients having brain metastases is ongoing.

Collaboration Partner Programs

In 2014, we achieved the first approval of one of our proprietary drug candidates, MOVANTIK® (naloxegol), under a global license agreement with AstraZeneca AB (AstraZeneca). MOVANTIK® is an oral peripherally-acting opioid antagonist, for the treatment of opioid-induced constipation, or OIC, a side effect caused by chronic administration of prescription opioid pain medicines. AstraZeneca markets and sells MOVANTIK® in the United States in collaboration with Daiichi Sankyo, Inc. (Daiichi Inc.). Kyowa Hakko Kirin Co. Ltd. (Kirin) has exclusive marketing rights to MOVENTIG® (the naloxegol brand name in the EU) in the EU, Iceland, Liechtenstein, Norway and Switzerland.

We have a collaboration with Baxalta Incorporated, (a wholly-owned subsidiary of Shire plc) to develop and commercialize PEGylated drug candidates with the objective of providing new long-acting therapies for hemophilia patients. Under this collaboration, we worked with Baxalta to develop ADYNOVATE® (previously referred to as BAX 855), an extended half-life recombinant factor VIII (rFVIII) treatment for Hemophilia A based on ADVATE® [Antihemophilic Factor (Recombinant)]. ADYNOVATE®, was first approved by the United States Food and Drug Administration (FDA) in late 2015 for use in adults and adolescents, aged 12 years and older, who have Hemophilia A. In December 2016 the FDA expanded the approval of ADYNOVATE® for the treatment of Hemophilia A in pediatric patients under 12 years of age, and for the use in surgical settings for both adult and pediatric patients. In March 2016, ADYNOVATE® was approved in Japan for patients aged 12 years and older with Hemophilia A and in November 2017 that approval was extended to include pediatric patients under 12 years of age, and those undergoing surgery.  In late 2016, ADYNOVATE® (marketed as ADYNOVI) was approved in Switzerland for use in Hemophilia A patients aged 12 years and older and in March 2017, ADYNOVI was approved for use in pediatric patients. In November 2016, ADYNOVATE® was approved in Canada for patients 12 years of age and older for the treatment of Hemophilia A, including for perioperative management.  In March 2017, ADYNOVATE® was approved in Australia for use in adult and pediatric patients with Hemophilia A. In September 2017, ADYNOVATE® was approved in Colombia for use in children and adults with Hemophilia A In January 2018, ADYNOVATE® (marketed as ADYNOVI) was approved in the European Union for on-demand and prophylactic use in patients 12 years and older with Hemophilia A. In January 2018, ADYNOVATE® was also approved in S. Korea for use in children and adults with Hemophilia A.

We retained our right to receive royalties on net sales of the Cipro DPI (Cipro Dry Powder Inhaler, previously called Cipro Inhale), pursuant to a drug development program with Bayer Schering Pharma AG (Bayer Schering) that we transferred to Novartis as part of the 2008 pulmonary asset divestiture transaction. In August 2012, Bayer Schering initiated a global Phase 3 program called RESPIRE for the Cipro DPI product candidate in patients with non-cystic fibrosis bronchiectasis (NCFB). In September 2016, Bayer Schering presented data from the first Phase 3 trail (RESPIRE 1) at the 2016 European Respiratory Society Annual Meeting which showed in the 14 days on/off regimen, the RESPIRE 1 trial met its primary endpoints of significantly prolonged time to first exacerbation and significantly reduced frequency of exacerbations versus placebo. The top-line results of the second Phase 3 trial (RESPIRE 2) were presented at the American Thoracic Society 2017 International Conference.  A pooled analysis of the primary efficacy results from  RESPIRE 1 and RESPIRE 2 is positive and the data from both RESPIRE 1 and RESPIRE 2 indicate that Cipro DPI has a positive safety profile. On November 16, 2017, the Antimicrobial Drugs Advisory Committee of the FDA voted not to recommend Cipro DPI to be approved for the treatment of non-cystic fibrosis.  Bayer Schering has informed us that they are discontinuing development of Cipro DPI in NCFB for the time being as they evaluate possible future options for this asset.

We have a license, manufacturing and supply agreement with UCB Pharma (UCB) for dapirolizumab pegol, a monovalent pegylated Fab antibody fragment against the CD40 ligand (CD40L), being developed for the treatment of autoimmune diseases, including systemic lupus erythematosus (SLE) for which the candidate is entering Phase 2 development with UCB partner Biogen Inc. We also have a number of license, manufacturing and supply agreements with other leading biotechnology and pharmaceutical companies, including Amgen, Inc., Allergan, Inc., Merck & Co., Inc. and Pfizer, Inc. More than 10 products using our PEGylation technology have received regulatory approval in the U.S. or the EU. There are also a number of other products in clinical development that incorporate our advanced polymer conjugate technologies.

Corporate Information

We were incorporated in California in 1990 and reincorporated in Delaware in 1998. We maintain our executive offices at 455 Mission Bay Boulevard South, San Francisco, California 94158, and our main telephone number is (415) 482-5300. Our website is located at www.nektar.com. The information contained in, or that can be accessed through, our website is not part of, and is not incorporated in, this Annual Report on Form 10-K.

Our Technology Platform

As a leader in the polymer conjugation field, we have advanced our technology platform to include new advanced polymer technologies that can be tailored in specific and customized ways with the objective of optimizing and significantly improving the profile of a wide range of molecules, including many classes of drugs targeting numerous disease areas. Polymer conjugation or PEGylation has been a highly effective technology platform for the development of therapeutics with significant commercial success, such as Amgen’s Neulasta® (pegfilgrastim) and Roche’s PEGASYS® (PEG-interferon alfa-2a). Nearly all of the PEGylated drugs approved over the last fifteen years were enabled with our PEGylation technology through our collaborations and licensing partnerships with a number of well-known biotechnology and pharmaceutical companies. PEGylation is a versatile technology as a result of polyethylene glycol (PEG) being a water soluble, amphiphilic, non-toxic, non-immunogenic compound that has been shown to safely clear from the body. Its primary use to date has been in currently approved biologic drugs to favorably alter their pharmacokinetic or pharmacodynamic properties. However, in spite of its widespread success in commercial drugs, there are some limitations with the first-generation PEGylation approaches that have been used with biologics. For example, these techniques cannot be used successfully to create small molecule drugs which could potentially benefit from the application of the technology. Other limitations of the early applications of PEGylation technology include sub-optimal bioavailability and bioactivity, and its limited ability to be used to fine-tune properties of the drug, as well as its inability to be used to create oral drugs.

With our expertise and proprietary technology in polymer conjugation, we have created the next generation of PEGylation technology. Our advanced polymer conjugation technology platform is designed to overcome the limitations of the first generation of the technology platform and to allow the platform to be utilized with a broader range of molecules across many therapeutic areas. We have also developed robust manufacturing processes for generating second generation PEGylation reagents that allow us to utilize the full potential of these newer approaches.

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

Small Molecule Stable Polymer Conjugates

Our customized approach for small molecule polymer conjugates allows for the fine-tuning of the physicochemical and pharmacological properties of small molecule oral drugs to potentially increase their therapeutic benefit. In addition, this approach can enable oral administration of subcutaneously or intravenously delivered small molecule drugs that have low bioavailability when delivered orally. The benefits of this approach can also include: improved potency, modified biodistribution with enhanced pharmacodynamics, and reduced transport across specific membrane barriers in the body, such as the blood-brain barrier. An example of reducing transport across the blood-brain barrier is MOVANTIK®, an orally-available peripherally-acting opioid antagonist that is approved in the United States and the EU. An additional example of the application of membrane transport, specifically slowing transport across the blood-brain barrier is NKTR-181, an orally-available mu-opioid analgesic molecule that is currently in Phase 3 clinical development.

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

More recently, our scientists have shown that we can also optimize relative receptor binding characteristics of large molecule conjugates.  For instance, the cytokine Interleukin-2 (IL-2) has two different receptor complexes in the body that cause opposing effects on the immune system. We have engineered different novel conjugates of IL-2 with optimized differential receptor binding to the IL-2 receptor categories in the immune system.  By biasing the receptor binding of these molecules in complementary ways, we have made two different drug candidates: NKTR-214, which selectively activates effector T cells, which kill tumors; and NKTR-358, which selectively activates regulatory T cells, which can reduce the pathological immune activation that underlies many autoimmune diseases.

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

Ensure Future Growth of our Proprietary Pipeline through Internal Research Efforts and Advancement of our Preclinical Drug Candidates into Clinical Trials

We believe it is important to maintain a diverse pipeline of new drug candidates to continue to build on the value of our business. Our discovery research organization is continuing to identify new drug candidates by applying our technology platform to a wide range of molecule classes, including small molecules and large proteins, peptides and antibodies, across multiple therapeutic areas. We continue to advance our most promising research drug candidates into preclinical development with the objective of advancing these early-stage research programs to human clinical studies over the next several years.

Enter into Strategic and High-Value Partnerships to Bring Certain of Our Drug Candidates to Market

We decide on a drug candidate-by-drug candidate basis, how far to advance clinical development (e.g. Phase 1, 2 or 3) and whether to commercialize products on our own, or seek a partner, or pursue a combination of these approaches. When we determine to seek a partner, our strategy is to enter into collaborations with leading pharmaceutical and biotechnology companies to fund further clinical development, manage the global regulatory filing process, and market and sell drugs in one or more geographies. The options for future collaboration arrangements range from comprehensive licensing and commercialization arrangements to co-promotion and co-development agreements with the structure of the collaboration depending on factors such as the structure of economic risk sharing, the cost and complexity of development, marketing and commercialization needs, therapeutic area and geographic capabilities.

Continue to Build a Leading Intellectual Property Estate in the Field of Polymer Conjugate Chemistry across Therapeutic Modalities

We are committed to continuing to build on our intellectual property position in the field of polymer conjugate chemistry. To that end, we have a comprehensive patent strategy with the objective of developing a patent estate covering a wide range of novel inventions, including among others, polymer materials, conjugates, formulations, synthesis, therapeutic areas, methods of treatment and methods of manufacture.

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

Drug Candidate	Target Indication	Status(1)

ONZEALDTM (next-generation topoisomerase I inhibitor)	Advanced metastatic breast cancer in patients with brain metastases	Phase 3

NKTR-181 (orally-available mu-opioid analgesic molecule)	Moderate to severe chronic pain	Phase 3

NKTR-214 (CD122-biased immune-stimulatory cytokine)	Oncology	Phase 1/2 in at least eight potential solid tumor indications

NKTR-358	Autoimmune Disease	Phase 1

NKTR-262	Solid Tumors	IND Filed

NKTR-255	Immuno-Oncology	Research/Preclinical

(1)	Status definitions are:

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

Research/Preclinical — a drug candidate is being studied in research by way of in vitro studies and/or animal studies

Overview of Nektar Proprietary Programs

Immuno-Oncology (I/O)

NKTR-214 (cytokine immunostimulatory therapy)

NKTR-214 is a CD122-biased immune-stimulatory cytokine designed to preferentially activate the IL-2 beta sub-receptors and gamma sub-units of the IL-2 receptor in order to proliferate tumor-killing T cells within the body (CD8-positive effector T cells and natural killer T cells) without stimulating regulatory T cells (CD4-positive T cells). This receptor selectivity is intended to increase efficacy and improve safety over existing immunostimulatory cytokine drugs.

Under a research collaboration with The University of Texas MD Anderson Cancer Center, in December 2015 we commenced a Phase 1 study to evaluate NKTR-214 as a monotherapy in a variety of tumor types to evaluate safety and efficacy, and define the recommended Phase 2 dose of NKTR-214 in patients with solid tumors.  In addition, the study also assessed the safety profile of NKTR-214, the immunologic effect of NKTR-214 on tumor-infiltrating lymphocytes and other immune activation markers in both blood and tumor tissue, the pharmacokinetic and pharmacodynamic profile of NKTR-214.  Interim data from this dose-escalation monotherapy trial was presented at the 2016 Society for Immunotherapy of Cancer (SITC) meeting in November 2016.

The development program for NKTR-214 includes combinations with a number of therapeutic approaches where we believe there is a strong biologic rationale for complimentary mechanisms of action.  On September 21, 2016, we entered into a Clinical Trial Collaboration Agreement with BMS, pursuant to which we and BMS are collaborating to conduct Phase 1/2 clinical trials evaluating NKTR-214 and BMS’ human monoclonal antibody that binds PD-1, known as Opdivo® (nivolumab), as a potential combination treatment regimen in five tumor types and eight potential indications, and such other clinical trials evaluating the combined therapy as may be mutually agreed upon by the parties (each, a Combined Therapy Trial). The dose expansion portion of the Phase 1/2 program evaluating NKTR-214 in combination with Opdivo® is currently enrolling patients at multiple clinical sites. In the first phase of the PIVOT-02 study, we evaluated the clinical benefit, safety, and tolerability of combining NKTR-214 with Opdivo® in thirty-eight patients. Interim data from the dose-escalation phase of the trial was presented at the 2017 SITC meeting in November 2017.  We identified the recommended Phase 2 dose for NKTR-214 in combination with Opdivo® and are currently enrolling subjects in the expansion phase of the study.  The second phase of the expansion cohorts is evaluating the safety and efficacy of combining NKTR-214 with Opdivo®. Under the Clinical Trial Collaboration Agreement, BMS is responsible for 50% of all out-of-pocket costs reasonably incurred in connection with third party contract research organization, laboratories, clinical sites and institutional review boards. Each party will otherwise be responsible for its own internal costs, including internal personnel costs, incurred in connection with each Combined Therapy Trial. Nektar and BMS will use commercially reasonable efforts to manufacture and supply its compound for each Combined Therapy Trial and will bear the costs related thereto.

On February 13, 2018, we entered into the BMS Collaboration Agreement with BMS, pursuant to which we and BMS will jointly develop NKTR-214, including, without limitation, in combination with BMS’s Opdivo® (nivolumab) and Opdivo® plus Yervoy® (ipilimumab), and other compounds of BMS, us or any third party. The parties have agreed to jointly commercialize NKTR-214 on a worldwide basis. BMS will pay us a non-refundable upfront cash payment of $1 billion and purchase $850.0 million of shares of our common stock at a purchase price of $102.60 per share pursuant to a Share Purchase Agreement (Purchase Agreement).  We are eligible to receive additional cash payments of a total of up to $1.43 billion upon achievement of certain development and regulatory milestones and a total of up to $350.0 million upon achievement of certain sales milestones. We will book all worldwide sales and revenue for NKTR-214. We will share global commercialization profits and losses with BMS for NKTR-214, with Nektar sharing 65% and BMS sharing 35% of the net profits and losses. BMS will lead commercialization for combinations of NKTR-214 with BMS proprietary medicines, and we will lead all other commercialization efforts for NKTR-214. We will have the final decision-making authority regarding the pricing for NKTR-214. NKTR-214 will be sold on a stand-alone basis and there will be no fixed-dose combinations or co-packaging without the consent of both parties.

Under the BMS Collaboration Agreement, we and BMS will collaborate to develop and conduct clinical studies of NKTR-214 pursuant to a joint development plan, which initially includes a series of registration-enabling trials in more than 20 indications in nine tumor types and may be updated and expanded only upon mutual agreement of the parties. The parties will share the development costs for NKTR-214 in combination regimens based on each party’s relative ownership interest in the compounds included in the regimens. Nektar’s share of such development costs are limited to an annual cap of $125.0 million. Neither party will develop any Competing Combination, whether alone or in collaboration with any third party, during a limited exclusivity period from the closing date under the BMS Collaboration Agreement until the later of (i) the first commercial sale of NKTR-214 or (ii) the third anniversary of the closing date, but each party may develop a Competing Combination on its own (but not in collaboration with any third party) during the three years after the end of the foregoing limited exclusivity period. If a registration-enabling study included in the joint development plan does not have the first patient enrolled prior to the date which is 14 months from the closing date, subject to allowable delays, the indication covered by that study is no longer subject to the above exclusivity. Other than as described above, Nektar may independently develop and commercialize NKTR-214 either alone or in combination with other Nektar proprietary compounds or third party compounds.

The closing under the BMS Collaboration Agreement will occur simultaneously with the closing under a Share Purchase Agreement entered into between us and BMS on February 13, 2018, which is subject to the expiration or early termination of the waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and other customary closing conditions. The closings are expected to occur during the second quarter of 2018, upon which the BMS Collaboration Agreement will supersede and replace the existing Clinical Trial Collaboration Agreement.

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

NKTR-262

NKTR-262 is a small molecule agonist that targets toll-like receptors (TLRs) found on innate immune cells in the body. NKTR-262 is designed to overcome the body’s dysfunction of antigen-presenting cells (APC), such as dendritic cells, which are critical to induce the body’s adaptive immunity and create antigen-specific cytotoxic T cells. NKTR-262 is being developed as a single intra-tumoral injection to be administered at the start of therapy with NKTR-214 in order to induce an abscopal response and achieve the goal of complete tumor regression in cancer patients treated with both therapies. We filed an IND for NKTR-262 in December 2017 and expect to begin enrolling patients in the initial Phase 1 study before the end of the first quarter of 2018.

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

Immunology

NKTR-358 is designed to correct the underlying immune system imbalance in the body which occurs in patients with autoimmune disease. Current systemic treatments for autoimmune disease, including corticosteroids and anti-TNF agents, suppress the immune system broadly and come with severe side effects. NKTR-358 targets the CD25 sub-receptor in the interleukin-2 pathway in order to stimulate proliferation and growth of regulatory T cells, which are specific immune cells in the body that modulate the immune system and prevent autoimmune disease by maintaining self-tolerance.

On July 23, 2017, we entered into the Lilly Agreement, pursuant to which we and Lilly will co‑develop NKTR-358. Under the terms of the Lilly Agreement, we received an initial payment of $150.0 million in September 2017 and are eligible for up to $250.0 million in additional development and regulatory milestones. We will be responsible for completing Phase 1 clinical development and certain drug product development and supply activities. We will also share Phase 2 development costs with Lilly, with 75% of those costs borne by Lilly and 25% of the costs borne by us. We will have the option to contribute funding to Phase 3 development on an indication-by-indication basis, ranging from zero to 25% of the global Phase 3 development costs. We are eligible to receive up to double-digit sales royalty rates that escalate based upon our contribution to Phase 3 development cost and the level of global product annual sales. Lilly will be responsible for all costs of global commercialization and we will have an option to co-promote in the U.S. under certain conditions.

In February 2017 we filed an IND for NKTR-358 and we are currently enrolling patients in the initial Phase 1 dose-finding trial of NKTR-358 to evaluate single-ascending doses of NKTR‑358 in approximately 50 healthy patients.  The Phase 1 multiple-ascending dose trial is expected to be initiated in the second quarter of 2018 to evaluate NKTR‑358 in patients with systemic lupus erythematosus and other indications.

Pain - NKTR-181 (mu-opioid analgesic molecule for chronic pain)

NKTR-181 is an orally-available novel mu-opioid analgesic molecule in development as a long-acting analgesic to treat chronic pain. NKTR-181 is designed with the objective to address the abuse liability and serious central nervous system (CNS) side effects associated with current opioid therapies. NKTR-181 was created using Nektar’s proprietary polymer conjugate technology, which provides it with a long-acting profile and slows its entry into the CNS. The abuse deterrent properties of NKTR-181 are inherent to its novel molecular structure and do not rely on a formulation approach to prevent its conversion into a more abusable form of an opioid. In May 2012, the FDA granted Fast Track designation for the NKTR-181 development program.

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

In October 2014, we engaged in an end-of-Phase 2 meeting for NKTR-181 with the FDA, which included discussions of the design of the Phase 3 clinical study program.  We enrolled the first patient in the first Phase 3 efficacy study, which we call SUMMIT-07 in February 2015 and we completed enrollment in the study in the fourth quarter of 2016. In this study, we randomized patients with chronic low back pain in an enriched enrollment randomized withdrawal design which included a qualifying screening period, an open-label titration period where NKTR-181 was given to all patients, followed by a 12-week double-blind randomized period where subjects were randomized on a 1:1 basis to receive either NKTR-181 or placebo. On February 29, 2016, we increased the sample size of this trial by approximately 200 patients following a pre-specified sample size assessment by the independent analysis center (IAC) after approximately fifty percent of the initially planned 416 patients completed the study. The protocol for the NKTR-181 study defined only two possible outcomes for this pre-planned blinded interim sample size assessment: (1) if the conditional powering at the midpoint of the trial fell between 50-85%, the sample size was to be increased by approximately 200 patients; or (2) if the conditional powering fell below 50%, or above 85%, the sample size was not to be changed. The IAC’s determination was nondiscretionary and was based upon our determination of pre-defined acceptable power to detect a statistically significant difference between NKTR-181 and placebo based on the primary efficacy endpoint. In January 2017, we started enrollment in a second human abuse liability study where we are assessing abuse liability of supra-therapeutic doses of NKTR-181 in order to further evaluate NKTR-181 for labeling and scheduling purposes. On March 20, 2017, we announced that NKTR-181 met its primary and secondary endpoints in the SUMMIT-07 Phase 3 efficacy Study. On July 18, 2017, we announced positive top-line data for our pivotal human abuse potential study for NKTR-181, which we call the HAP study.

The SUMMIT Phase 3 program also includes a 52-week long-term safety study, which we call SUMMIT-LTS.  SUMMIT-LTS is evaluating the long-term safety and tolerability of NKTR-181 in over 600 patients (opioid-naïve and opioid-experienced) with moderate to severe chronic low pain or chronic non-cancer pain. The study was completed in December 2017.

Following our success of the SUMMIT-07 Phase 3 efficacy study and the HAP study, we are seeking a partner to support future development and commercialization activities for NKTR-181. We have completed pre-NDA meetings with the FDA to discuss plans for an NDA submission and we are currently planning to file an NDA for NKTR-181 in the first half of 2018.

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

Oncology - ONZEALDTM (next generation, long-acting topoisomerase I inhibitor)

ONZEALDTM (previously known as NKTR-102 or etirinotecan pegol) is our next-generation topoisomerase I inhibitor proprietary drug candidate.  In 2015, we announced top-line data from a Phase 3 clinical study for ONZEALDTM, which we call the BEACON study (BrEAst Cancer Outcomes with ONZEALDTM), as a single-agent therapy for women with advanced metastatic breast cancer. The BEACON study compared ONZEALDTM to an active control arm comprised of a single chemotherapy agent of physician’s choice (TPC) in patients who were heavily pre-treated with a median of three prior therapies for metastatic disease. In a top-line analysis of 852 patients from the trial, ONZEALDTM provided a 2.1 month improvement in median overall survival over TPC (12.4 months for patients receiving ONZEALDTM compared to 10.3 months for patients receiving TPC). Based on a stratified log-rank analysis, the primary endpoint measuring the hazard ratio for survival in the ONZEALDTM group compared to the active control arm was 0.87 with a p-value of 0.08, which did not achieve statistical significance. Secondary endpoints in the BEACON study included objective response rate and progression-free survival, which did not achieve statistical significance in the study.  We also announced that we observed a significant overall survival benefit in two pre-specified subgroups—patients with a history of brain metastases and patients with baseline liver metastases at study entry.

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

We have explored future regulatory and development paths forward for ONZEALDTM with the EU and U.S. health authorities. In Europe, we met with the National Authorities in Sweden and the United Kingdom, as well as the EMA to discuss the BEACON data. In June 2016, we filed an MAA for conditional approval of ONZEALDTM for adult patients with advanced breast cancer who have brain metastases treated with ONZEALDTM versus physicians treatment of choice in the ATTAIN trial. On July 21, 2017, we were informed by the EMA’s Committee for Medicinal Products for Human Use (CHMP) that it had adopted a negative opinion for the conditional marketing authorization application for ONZEALD™ in the EU. On July 26, 2017, we filed a request for re-examination of the opinion adopted by the CHMP (the “CHMP Appeal”) but we were informed by the CHMP in November 2017 that our request was not successful. On December 6, 2017 we received notice of termination from Daiichi exercising its right to terminate the Daiichi Collaboration Agreement, which termination became effective on February 4, 2018. As a result of the termination, we made a $12.5 million termination payment to Daiichi in December 2017, and all rights and licenses granted to Daiichi under the Daiichi Collaboration Agreement reverted exclusively to Nektar. The Phase 3 study (ATTAIN) in breast cancer patients having brain metastases is ongoing.

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

Collaboration Partner Programs

The following table outlines our collaborations with a number of pharmaceutical companies that currently license our intellectual property and, in some cases, purchase our proprietary PEGylation materials for their drug products. More than ten products using our PEGylation technology have received regulatory approval in the U.S. or Europe. There are also a number of other candidates that have been filed for approval or are in various stages of clinical development. These collaborations generally contain one or more elements including a license to our intellectual property rights and manufacturing and supply agreements under which we may receive manufacturing revenue, milestone payments, and/or royalties on commercial sales of drug products.

Drug	Primary or Target Indications	Drug Marketer/Partner	Status(1)

MOVANTIK® (naloxegol tablets)	Opioid-induced constipation in adult patients with chronic non-cancer pain	AstraZeneca AB	Approved

MOVENTIG® (brand name for MOVANTIK® in Europe)	Opioid-induced constipation in adult patients who have an inadequate response to laxatives	AstraZeneca AB	Approved

ADYNOVATE® (previously referred to as BAX 855, PEGylated rFVIII)	Hemophilia A	Shire plc	Approved

ADYNOVI® (brand name for ADYNOVATE® in Europe)	Hemophilia A	Shire plc	Approved

Somavert® (pegvisomant)	Acromegaly	Pfizer Inc.	Approved

Neulasta® (pegfilgrastim)	Neutropenia	Amgen Inc.	Approved
PEG-INTRON® (peginterferon alfa-2b)	Hepatitis-C	Merck (through its acquisition of Schering-Plough Corporation)	Approved

Macugen® (pegaptanib sodium injection)	Age-related macular degeneration	Valeant Pharmaceuticals International, Inc.	Approved

CIMZIA® (certolizumab pegol)	Rheumatoid arthritis	UCB Pharma	Approved *

CIMZIA® (certolizumab pegol)	Crohn’s disease	UCB Pharma	Approved *

CIMZIA® (certolizimab pegol)	Psoriasis/Ankylosing Spondylitis	UCB Pharma	Approved *

MIRCERA® (C.E.R.A.) (Continuous Erythropoietin Receptor Activator)	Anemia associated with chronic kidney disease in patients on dialysis and patients not on dialysis	F. Hoffmann-La Roche Ltd	Approved **
SEMPRANA®	Migraine	Allergan, Inc.	Filed for approval in U.S.

Dapirolizumab Pegol	Systemic Lupus Erythematosus	UCB Pharma (Biogen)	Phase 2

PEGPH20	Pancreatic, Non-Small Cell Lung Cancer, and other multiple tumor types	Halozyme Therapeutics, Inc.	Phase 1, 2, and 3

Longer-acting blood clotting proteins	Hemophilia	Baxalta	Research/Preclinical

(1)	Status definitions are:

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

Overview of Collaboration Partner Programs

We have a number of product candidates in clinical development and approved products in collaboration with our partners where we invented the drug candidate or where our collaboration partners have licensed our proprietary intellectual property to enable one of their drug candidates. Our agreements with collaboration partners may involve several elements including a technology license as well as the development, commercialization, and manufacturing and supply obligations. We typically receive consideration from our collaboration partners in the form of upfront payments, or milestone payments and royalties on sales. In certain cases, we also manufacture and supply our proprietary polymer materials to our partners.

MOVANTIK® and MOVANTIK® Fixed-Dose Combination Products (MOVANTIK® previously referred to as naloxegol or NKTR-118 and MOVANTIK® Fixed-Dose Combination Products previously referred to as NKTR-119), License Agreement with AstraZeneca AB

In September 2009, we entered into a global license agreement with AstraZeneca AB (AstraZeneca) pursuant to which we granted AstraZeneca a worldwide, exclusive, perpetual, royalty-bearing license under our patents and other intellectual property to develop, market and sell MOVANTIK® and MOVANTIK® fixed-dose combination products. MOVANTIK® was developed using our oral small molecule polymer conjugate technology and we advanced this drug through the completion of Phase 2 clinical studies prior to licensing it to AstraZeneca. MOVANTIK® is an orally-available peripherally-acting mu-opioid antagonist which is a medication  for the treatment of opioid-induced constipation (OIC), which is a common side effect of prescription opioid medications. Opioids attach to specific proteins called opioid receptors. When the opioids attach to certain opioid receptors in the gastrointestinal tract, constipation may occur. OIC is a result of decreased fluid absorption and lower gastrointestinal motility due to opioid receptor binding in the gastrointestinal tract.

On September 16, 2014, the FDA approved MOVANTIK® as the first once-daily oral peripherally-acting mu-opioid receptor antagonist (PAMORA) medication for the treatment of OIC in adult patients with chronic, non-cancer pain.  On December 9, 2014, the European Commission, or EC, granted Marketing Authorisation to MOVENTIG® (the naloxegol brand name in the EU) as the first once-daily oral PAMORA to be approved in the EU for the treatment of OIC in adult patients who have had an inadequate response to laxative(s). The EC’s approval applies to all 28 EU member countries plus Iceland and Norway. AstraZeneca launched the commercial sales of MOVANTIK® in the United States in March 2015 and MOVENTIG® in Germany, the first EU member country, in August 2015. Under the terms of our license agreement with AstraZeneca, AstraZeneca made an initial license payment of $125.0 million to us and has responsibility for all activities and bears all costs associated with research, development and commercialization for MOVANTIK® and MOVANTIK® fixed-dose combination products.  We received milestone payments of $70.0 million and $25.0 million upon the acceptance of regulatory approval applications of MOVANTIK® by the FDA and the EMA, respectively, in 2013. We received an additional developmental milestone payment of $35.0 million upon the FDA’s approval of MOVANTIK® in 2014 and a total of $140.0 million upon commercial launches in 2015, including $100.0 million for MOVANTIK® in the U.S. and $40.0 million for MOVENTIG® in Germany. We are also entitled to up to $375.0 million in sales milestones for MOVANTIK® if the program achieves certain annual commercial sales levels. For the MOVANTIK® fixed-dose combination products, we are also eligible to receive significant development milestones as well as significant sales milestone payments if the program achieves certain annual commercial sales levels. For both MOVANTIK® and the fixed-dose combination products, we are also entitled to significant double-digit royalty payments starting at 20% of net sales in the U.S. and 18% of net sales in the EU and rest of world, varying by country of sale and level of annual net sales. On March 1, 2016, AstraZeneca announced that it had entered into an agreement with Kyowa Hakko Kirin Co. Ltd. (Kirin), granting Kirin exclusive marketing rights to MOVENTIG® in the EU, Iceland, Liechtenstein, Norway and Switzerland.  Nektar receives a 40% share of royalty payments made by Kirin to AstraZeneca will be financially equivalent to Nektar receiving high single-digit to low double-digit royalties depending on Kirin’s annual net sales levels.  Our right to receive royalties (subject to certain adjustments) in any particular country will expire upon the later of (a) a specified period of time after the first commercial sale of the product in that country or (b) the expiration of patent rights in that particular country. AstraZeneca has agreed to use commercially reasonable efforts to develop one MOVANTIK® fixed-dose combination product and has the right to develop multiple products which combine MOVANTIK® with opioids.

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

ADYNOVATE® (previously referred to as BAX 855) and Long-Acting Therapies for Hemophilia A, Agreement with Subsidiaries of Baxalta Incorporated

In September 2005, we entered into an exclusive research, development, license, manufacturing and supply agreement (Baxalta License Agreement) with certain subsidiaries of Baxalta (which has been acquired by Shire plc), formerly Baxter before the separation of Baxalta from Baxter in July 2015, to develop products with an extended half-life for the treatment and prophylaxis of Hemophilia A patients using our proprietary PEGylation technology. The first product in this collaboration, ADYNOVATE® (previously referred to as BAX 855), is a longer-acting (PEGylated) form of a full-length recombinant factor VIII (rFVIII) protein. ADYNOVATE® is a full-length PEGylated longer-acting recombinant factor VIII (rFVIII) that was developed to increase the half-life of ADVATE® (Antihemophilic Factor (Recombinant) Plasma/Albumin-Free Method). We are entitled to up to $55.0 million in total development and sales milestone payments, as well as royalties on net sales varying by product and country of sale. The royalties start in the mid-single digits for net sales of ADYNOVATE® up to $1.2 billion and then in the low teens for net sales exceeding $1.2 billion. Our right to receive these royalties in any particular country will expire upon the later of ten years after the first commercial sale of the product in that country or the expiration of patent rights in certain designated countries or in that particular country.

In November 2015, ADYNOVATE® was approved by the FDA for use in adults and adolescents, aged 12 years and older, who have Hemophilia A. On November 30, 2015, Baxalta announced that it had initiated sales of ADYNOVATE® in the U.S.  In December 2016 the FDA expanded the approval of ADYNOVATE® for the treatment of Hemophilia A in pediatric patients under 12 years of age, and for the use in surgical settings for both adult and pediatric patients. In March 2016, ADYNOVATE® was approved in Japan for patients aged 12 years and older with Hemophilia A and in November 2017 that approval was extended to include pediatric patients under 12 years of age, and those undergoing surgery. In late 2016, ADYNOVATE® (marketed as ADYNOVI) was approved in Switzerland for use in Hemophilia A patients aged 12 years and older and in March 2017, ADYNOVI was approved for use in pediatric patients. In November 2016, ADYNOVATE® was approved in Canada for patients 12 years of age and older for the treatment of Hemophilia A, including for perioperative management.  In March 2017, ADYNOVATE® was approved in Australia for use in adult and pediatric patients with Hemophilia A. In September 2017, ADYNOVATE® was approved in Colombia for use in children and adults with Hemophilia A. In January 2018 ADYNOVATE® (marketed as ADYNOVI) was approved in the European Union for on-demand and prophylactic use in patients 12 years and older with Hemophilia A. In January 2018, ADYNOVATE® was also approved in S. Korea for use in children and adults with Hemophilia A.

In October 2017, we entered into a right to sublicense agreement with Baxalta, under which we granted to Baxalta the right to grant a nonexclusive sublicense to certain patents to a third party that were previously exclusively licensed to Baxalta under the Baxalta License Agreement.  Under the right to sublicense agreement, Baxalta paid us $12.0 million in November 2017 and agreed to pay us single digit royalty payments based upon net sales of the third party products covered under the sublicense throughout the term of the right to sublicense agreement.

Hemophilia A, also called factor VIII (FVIII) deficiency or classic hemophilia, is a genetic disorder caused by missing or defective factor VIII, a clotting protein. According to the US Centers for Disease Control and Prevention, hemophilia occurs in approximately one in 5,000 live births and there are about 20,000 people with hemophilia in the US. All races and ethnic groups are affected. Hemophilia A is four times as common as Hemophilia B while more than half of patients with Hemophilia A have the severe form of hemophilia. In 2014, according to the Evaluate Group, sales of FVIII replacement products exceeded $6.0 billion globally.

Amikacin Inhale (BAY41-6551, formerly NKTR-061), Agreement with Bayer Healthcare LLC

In August 2007, we entered into a co-development, license and co-promotion agreement (Bayer Agreement) with Bayer Healthcare LLC (Bayer) to develop a specially-formulated Amikacin (BAY41-6551, Amikacin Inhale, formerly called NKTR-061) for the treatment of gram-negative pneumonias. Under the terms of the agreement, Bayer was responsible for most future clinical development and commercialization costs, all activities to support worldwide regulatory filings, approvals and related activities, further development of formulated Amikacin and final product packaging for Amikacin Inhale. We were responsible for all future development, manufacturing and supply of the nebulizer device for clinical and commercial use.

In April 2013, Bayer initiated enrollment in a global Phase 3 clinical study, which it calls INHALE, to evaluate the efficacy and safety of Amikacin Inhale versus aerosolized placebo in the treatment of intubated and mechanically ventilated patients with Gram-negative pneumonia receiving standard of care intravenous antibiotics. On November 24, 2017, Bayer announced that the Phase 3 Amikacin Inhale clinical program did not meet its primary endpoint or key secondary endpoints.  On December 14, 2017, we received notice of termination from Bayer of the Bayer Agreement effective as of January 13, 2018. No payment obligations to Bayer arose as a result of the termination of the Bayer Agreement.

Cipro DPI (formerly known as Cipro Inhale), Bayer Schering Pharma AG

We were a party to a collaborative research, development and commercialization agreement with Bayer Schering Pharma AG (Bayer Schering), related to the development of an inhaled powder formulation of ciprofloxacin delivered by way of a dry powder inhaler, Cipro DPI (formerly known as Cipro Inhale) for the treatment of chronic lung infections caused by Pseudomonas aeruginosa in cystic fibrosis patients. On December 31, 2008, we assigned the agreement to Novartis Pharma AG in connection with the completion of the pulmonary asset sale transaction. However, we retained our economic interest in the future potential net sales royalties if Cipro DPI is approved by health authorities and is successfully commercialized by Bayer Schering. In August 2012, Bayer Schering initiated a Phase 3 clinical development program which it calls RESPIRE for Cipro DPI in patients with non-cystic fibrosis bronchiectasis (NCFB). In these patients with NCFB, the bronchial tubes are enlarged, allowing mucus to pool and making the area prone to infection. In September 2016, Bayer Schering presented data from the first Phase 3 trail (RESPIRE 1) at the 2016 European Respiratory Society Annual Meeting which showed that the study met its co-primary endpoints for the every 14-day dosing arm of Cipro DPI. The second Phase 3 trial (RESPIRE 2) completed recruitment in September 2016. On April 5, 2017, an abstract with data from the RESPIRE 2 trial was published by the American Thoracic Society in connection with the American Thoracic Society 2017 International Conference. A pooled analysis of the primary efficacy results of RESPIRE 1 and RESPIRE 2 is positive and the data of both RESPIRE 1 and RESPIRE 2 indicated that Cipro DPI has a positive safety profile. On November 16, 2017, the Antimicrobial Drugs Advisory Committee of the FDA voted not to recommend Cipro DPI to be approved for the treatment of non-cystic fibrosis.    Bayer Schering has informed us that they are discontinuing development of Cipro DPI in NCFB for the time being as they evaluate possible future options for this asset.

FOVISTA® (Anti-PDGF Therapy), Agreement with Ophthotech Corporation

On May 19, 2014, Ophthotech entered into a Licensing and Commercialization Agreement with Novartis Pharma AG to develop and commercialize Fovista® and related combination products in all countries outside of the U.S. Under the original license and supply agreement entered into between us and Ophthotech, we received a $19.8 million payment in June 2014 in connection with this licensing agreement. In December 2016 Ophthotech announced that two pivotal Phase 3 clinical trials for Fovista® failed to meet their primary endpoints. In August 2017, Opthotech announced that the third Fovista® Phase 3 trial also failed to meet its primary endpoint. On October 27, 2017, we agreed to terminate our license and supply agreement with Ophthotech.

PEGPH20, Agreement with Halozyme Therapeutics, Inc.

In December 2006, we entered into a license agreement with Halozyme pursuant to which we granted Halozyme a worldwide, limited exclusive license to certain of our proprietary PEGylation technology to develop, manufacture and commercialize particular products that use our proprietary PEGylation materials linked only with certain qualifying hyaluronidase protein molecules including PEGPH20. According to Halozyme, certain cancers, including pancreatic, breast, colon and prostate, have been shown to accumulate high levels of hyaluronan (HA). Halozyme’s FDA-approved, HYLENEX® recombinant human hyaluronidase, rHuPH20, is administered subcutaneously and temporarily and reversibly degrades HA to facilitate the absorption and dispersion of other injected drugs or fluids and for subcutaneous fluid administration. However, rHuPH20 acts only locally at the injection site, is rapidly inactivated in the body, and does not survive in the blood. PEGPH20 is an investigational PEGylated form of rHuPH20, under development by Halozyme to increase the half-life of the compound in the blood and allow for intravenous administration. Halozyme is currently evaluating PEGPH20 in a Phase 3 clinical study combining PEGPH20 with ABRAXANE® (nab-paclitaxel) and gemcitabine in stage IV pancreatic ductal adenocarcinoma (PDA) (HALO 109-301), in Phase 1b clinical testing for PEGPH20 with KEYTRUDA® (pembrolizumab) in non-small cell lung cancer and gastric cancer (HALO 107-101), in Phase 1b/2 clinical testing for PEGPH20 with HALAVEN® (eribulin) in patients treated with up to two lines of prior therapy for HER2-negative metastatic breast cancer, in Phase 1b/2 clinical testing for PEGPH20 with Tecentriq® (atezolizumab) in patients with previously treated metastatic PDA, in Phase 1b/2 clinical testing for PEGPH20 with Tecentriq in patients with gastric cancer and in Phase 1b/2 clinical testing for PEGPH20 with Tecentriq in patients with cholangiocarcinoma and gall bladder cancer (HALO 110-101/MATRIX). We are entitled to future development milestones and royalties on net sales subject to reduction in the absence of patent coverage. Our right to receive royalties in any particular country will expire upon the later of twelve years after first commercial sale of the product or expiration of patent rights in the particular country. We also manufacture and supply Halozyme with clinical and future commercial supply of our proprietary PEGylation materials used in the manufacture of PEGPH20.

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

SEMPRANA® is a self-administered formulation of DHE using an inhaler device that is currently under review by the FDA.  On May 26, 2011, MAP submitted an NDA to the FDA for SEMPRANA®. In March of 2012, the FDA issued a complete response letter to MAP identifying issues relating to chemistry, manufacturing and controls deficiencies of the product at a contracted third party manufacturer. On April 17, 2013, the FDA issued a second complete response letter identifying issues related to a supplier that provided the canister filling unit for SEMPRANA®. In June 2014, Allergan which acquired MAP as described below, announced that it had received a third complete response letter from the FDA related to specifications around content uniformity on the improved canister filling process and on standards for device actuation. Allergan has responded to the FDA’s latest complete response letter and has stated that it continues to work with the FDA to resolve outstanding Chemistry, Manufacturing and Controls (CMC) issues.

On January 28, 2011, MAP entered into a Collaboration Agreement with Allergan, Inc. (Allergan), pursuant to which Allergan received a co-exclusive license to market and promote SEMPRANA® to neurologists and pain specialists in the U.S. Under this arrangement, Allergan paid MAP an upfront payment of $60.0 million. MAP was also entitled to receive up to an additional $97.0 million in the form of regulatory milestones, which includes milestones for the FDA’s acceptance of filing of the SEMPRANA® NDA and first commercial sale associated with the initial acute migraine indication. On March 1, 2013, Allergan completed a merger and acquisition transaction with MAP pursuant to which MAP become a wholly-owned subsidiary of Allergan. In December 2017, we, MAP and Allergan entered into a Settlement Agreement and Release. Pursuant to this agreement, Allergan paid Nektar $15.0 million in December 2017 in exchange for relief of any claims related to our share of payments received by MAP from Allergan as well as a specified development milestone payment due to Nektar.

Dapirolizumab Pegol

In 2010, we entered into a license, manufacturing and supply agreement with UCB Pharma S.A., (UCB) under which we granted UCB a worldwide, exclusive license to certain of our proprietary PEGylation technology to develop, manufacture and commercialize an anti-CD40L PEGylated Fab being developed by UCB and their partner Biogen Idec, for the treatment of autoimmune disorders, including systemic lupus erythemastosus (SLE). In 2014, UCB and Biogen completed a Phase 1b randomized, double-blind, placebo-controlled clinical study in approximately 24 patients with SLE.  Data from the study was published in September 2015 at the Annual American College of Rheumatology Meeting and showed that multiple administrations of dapirolizumab pegol given over 12 weeks were well-tolerated and the safety profile supported further development of the compound.  Exploratory analyses from the same study showed greater improvement in clinical measures of disease activity in the dapriolizumab pegol group versus placebo. In 2016, UCB initiated a multi-center, randomized, double-blind, placebo-controlled, parallel-group, dose-ranging Phase 2 clinical study followed by an observational period  to evaluate the efficacy and safety of patients with moderately to severely active SLE receiving stable standard of care medications. This Phase 2 clinical trial is currently recruiting patients.

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

PEGASYS®, Agreement with F. Hoffmann-La Roche Ltd

In February 1997, we entered into a license, manufacturing and supply agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (Roche), under which we granted Roche a worldwide, exclusive license to use certain intellectual property related to our PEGylation materials to manufacture and commercialize a certain class of products, of which PEGASYS® is the only product currently commercialized. PEGASYS® is approved in the U.S., EU and other countries for the treatment of Hepatitis C and is designed to help the patient’s immune system fight the Hepatitis C virus. As a result of Roche exercising a license extension option in December 2009, beginning in 2010 Roche has the right to manufacture all of its requirements for our proprietary PEGylation materials for PEGASYS® and we supplied raw materials or performed additional manufacturing, if any, only on a back-up basis. In connection with Roche’s exercise of the license extension option in December 2009, we received a payment of $31.0 million. In 2013, we delivered additional quantities of PEGylation materials used by Roche to produce PEGASYS® and MIRCERA® for total consideration of approximately $18.6 million. The agreement expires on the expiration of our last relevant patent containing a valid claim. As of December 31, 2015, we no longer had any continuing manufacturing or supply obligations under this PEGASYS® agreement.

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

PEG-Intron®, Agreement with Merck (through its acquisition of Schering-Plough Corporation)

In February 2000, we entered into a manufacturing and supply agreement with Schering-Plough Corporation (Schering) for the manufacture and supply of our proprietary PEGylation materials to be used by Schering in production of a PEGylated recombinant human interferon-alpha (PEG-Intron). PEG-Intron is a treatment for patients with Hepatitis C. Schering was acquired by, and became a wholly-owned subsidiary of, Merck & Co., Inc. We manufactured our proprietary PEGylation materials for Schering on a price per gram basis. In December 2010, the parties amended the manufacturing and supply agreement to provide for a transition plan to an alternative manufacturer and extension of the term through December 31, 2017. The amended agreement provided for a one-time payment and milestone payments as well as increased pricing for any future manufacturing performed by us. As of December 31, 2017, we no longer have any continuing manufacturing or supply obligations under this agreement.

Macugen®, Agreement with Valeant Pharmaceuticals International, Inc.

In 2002, we entered into a license, manufacturing and supply agreement with Eyetech, Inc. (subsequently acquired by Valeant Pharmaceuticals International, Inc. or Valeant), pursuant to which we license certain intellectual property related to our proprietary PEGylation technology for the development and commercialization of Macugen®, a PEGylated anti-vascular endothelial growth factor aptamer currently approved in the U.S. and EU for age-related macular degeneration. We currently manufacture our proprietary PEGylation materials for Valeant on a price per gram basis. Under the terms of the agreement, we will receive royalties on net product sales in any particular country for the longer of ten years from the date of the first commercial sale of the product in that country or the duration of patent coverage. Our agreement with Valeant  expires upon the expiration of our last relevant patent containing a valid claim. In addition, Valeant may terminate the agreement if marketing authorization is withdrawn or marketing is no longer feasible due to certain circumstances, and either party may terminate for cause if certain conditions are met.

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

MIRCERA® (C.E.R.A.) (Continuous Erythropoietin Receptor Activator), Agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc.

In December 2000, we entered into a license, manufacturing and supply agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (Roche), which was amended and restated in its entirety in December 2005. Pursuant to the agreement, we license our intellectual property related to our proprietary PEGylation materials for the manufacture and commercialization of Roche’s MIRCERA® product. MIRCERA® is a novel continuous erythropoietin receptor activator indicated for the treatment of anemia associated with chronic kidney disease in patients on dialysis and patients not on dialysis. As of the end of 2006, we were no longer required to manufacture and supply our proprietary PEGylation materials for MIRCERA® under our original agreement. In February 2012, we entered into a toll-manufacturing agreement with Roche under which we manufactured our proprietary PEGylation material for MIRCERA®. Roche entered into the toll-manufacturing agreement with the objective of establishing us as a secondary back-up source on a non-exclusive basis through December 31, 2016. Under the terms of this agreement, Roche paid us an up-front payment of $5.0 million plus a total of $22.0 million in performance-based milestone payments upon our achievement of certain manufacturing readiness, validation and production milestones, including the delivery of specified quantities of PEGylation materials, all of which were successfully completed by the end of January 2013. In 2013, we delivered additional quantities of PEGylation materials used by Roche to produce PEGASYS® and MIRCERA® for total consideration of approximately $18.6 million. We were also entitled to receive royalties on net sales of the MIRCERA® product. In February 2012, we sold all of our future rights to receive royalties on future worldwide net sales of MIRCERA® effective as of January 1, 2012. This sale is further discussed in Note 7 of Item 8, Financial Statements and Supplementary Data. As of December 31, 2016, we no longer had any continuing manufacturing or supply obligations under this MIRCERA® agreement.

Government Regulation

Product Development and Approval Process

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

The approval process required by the FDA before a product using any of our technologies may be marketed in the U.S. depends on whether the chemical composition of the product has previously been approved for use in other dosage forms. If the product is a new chemical entity that has not been previously approved, the process includes the following:

•	extensive preclinical laboratory and animal testing;
•	submission of an IND prior to commencing clinical trials;
•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for the intended indication;
•	extensive pharmaceutical development for the characterization of the chemistry, manufacturing process and controls for the active ingredient and drug product; and
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

Coverage, Reimbursement, and Pricing

Sales of any products for which we may obtain regulatory approval depends, in part, on the coverage and reimbursement status of those products. In the U.S., sales of any products for which we may receive regulatory approval for commercial sale will depend in part on the availability of coverage and reimbursement from third-party payors. Third-party payors include government programs such as Medicare, Medicaid, TRICARE and the Veterans Administration, as well as managed care providers, private health insurers and other organizations.

The process for determining whether a payor will provide coverage for a product is typically separate from the process for setting the reimbursement rate that the payor will pay for the product. Third-party payors may limit coverage to specific products on an approved list or formulary which might not include all of the FDA-approved products for a particular indication. Third-party payors may also refuse to include a particular branded drug on their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available. Further, private payors often follow the coverage and payment policies established by certain government programs, such as Medicare and Medicaid, which require manufacturers to comply with certain rebate, price reporting, and other obligations.  For example, the Medicaid Drug Rebate Program, which is part of the Medicaid program (a program for financially needy patients, among others), requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services under which the manufacturer agrees to report certain prices to the government and pay rebates to state Medicaid programs on outpatient drugs furnished to Medicaid patients, as a condition for receiving federal reimbursement for the manufacturer’s outpatient drugs furnished to Medicaid patients.  Further, in order for a pharmaceutical product to receive federal reimbursement under Medicare Part B and Medicaid programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the Public Health Service’s 340B drug pricing program.

Third-party payors are increasingly challenging the prices charged for medical products and services, and examining the medical necessity and cost- effectiveness of medical products and services, in addition to their safety and efficacy.  Additionally, the containment of healthcare costs has become a priority of federal and state governments, and the price of therapeutics have been a focus in this effort.  The U.S. government and state legislatures have shown significant interest in implementing cost-containment programs, including price controls and restrictions on reimbursement, among other controls. Adoption of price controls or other cost-containment measures could limit coverage for or the amounts that federal and state governments or private payors will pay for health care products and services, which could also result in reduced demand for our drug candidates or additional pricing pressures and affect our ultimate profitability.  If third-party payors do not consider a product to be cost-effective compared to other available therapies, they may not cover an approved product or, if they do, the level of payment may not be sufficient to allow us to sell our products at a profit.

The marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Other Healthcare Laws and Regulations

If we obtain regulatory approval of our products, we may be subject to various federal and state laws targeting fraud and abuse in the healthcare industry. These laws may impact, among other things, our proposed sales and marketing programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering, or paying remuneration (a term interpreted broadly to include anything of value, including, for example, gifts, discounts, and credits), directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order, or recommendation of, an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs;

•

federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment to Medicare, Medicaid, or other third-party payors that are false or fraudulent, or making a false statement or record material to payment of a false claim or avoiding, decreasing, or concealing an obligation to pay money owed to the federal government;

•

provisions of the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes, referred to as the “HIPAA All-Payor Fraud Prohibition,” that prohibit knowingly and willfully executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;

•

federal transparency laws, including the federal Physician Payment Sunshine Act, which require manufacturers of certain drugs and biologics to track and disclose payments and other transfers of value they make to U.S. physicians and teaching hospitals as well as physician ownership and investment interests in the manufacturer, and that such information is subsequently made publicly available in a searchable format on a CMS website;

•

provisions of HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information; and

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, state transparency reporting and compliance laws; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and which may not have the same effect, thus complicating compliance efforts.

The Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act (collectively, the “Affordable Care Act”), enacted in 2010, expanded the reach of the fraud and abuse laws by, among other things, amending the intent requirement of the federal Anti-Kickback Statute and the applicable criminal fraud statutes contained within 42 U.S.C. § 1320a-7b.  Pursuant to the Affordable Care Act, a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the Affordable Care Act provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act or the civil monetary penalties statute. Many states have adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare items or services reimbursed by any source, not only the Medicare and Medicaid programs.

The federal False Claims Act prohibits anyone from, among other things, knowingly presenting, or causing to be presented, for payment to federal programs (including Medicare and Medicaid) claims for items or services that are false or fraudulent. Although we would not submit claims directly to payors, manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. In addition, our future activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state, and third-party reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under this law. For example, pharmaceutical companies have been prosecuted under the federal False Claims Act in connection with their alleged off-label promotion of drugs, purportedly concealing price concessions in the pricing information submitted to the government for government price reporting purposes, and allegedly providing free product to customers with the expectation that the customers would bill federal health care programs for the product. Penalties for a False Claims Act violation include three times the actual damages sustained by the government, plus mandatory civil penalties of between $10,781 and $21,916 for each separate false claim, the potential for exclusion from participation in federal healthcare programs, and, although the federal False Claims Act is a civil statute, conduct that results in a False Claims Act violation may also implicate various federal criminal statutes. In addition, private individuals have the ability to bring actions under the federal False Claims Act and certain states have enacted laws modeled after the federal False Claims Act.

Legislative and Regulatory Landscape

From time to time, legislation is drafted, introduced and passed in Congress that could significantly change the statutory provisions governing the testing, approval, manufacturing, marketing, coverage and reimbursement of products regulated by the FDA or other government agencies. In addition to new legislation, FDA and healthcare fraud and abuse and coverage and reimbursement regulations and policies are often revised or interpreted by the agency in ways that may significantly affect our business and our products. Further, the 2016 Presidential and Congressional elections and subsequent developments have caused the future state of many core aspects of the current health care marketplace to be uncertain, as the new Presidential Administration and Congress have repeatedly expressed a desire to repeal all or portions of the Affordable Care Act.  While specific changes and their timing are not yet apparent, there may be significant changes to the healthcare environment in the future that could have an adverse effect on anticipated revenues from therapeutic candidates that we may successfully develop and for which we may obtain regulatory approval. Furthermore, federal agencies, Congress, state legislatures, and the privacy sector have shown significant interest in implementing cost containment programs to limit the growth of health care costs, including price controls, restrictions on reimbursement and other fundamental changes to the healthcare delivery system. Any proposed or actual changes could limit coverage for or the amounts that federal and state governments will pay for health care products and services, which could also result in reduced demand for our products or additional pricing pressures and affect our ultimate profitability.

Patents and Proprietary Rights

We own more than 250 U.S. and 800 foreign patents and a number of pending patent applications that cover various aspects of our technologies. We have filed patent applications, and plan to file additional patent applications, covering various aspects of our advanced polymer conjugate technologies and our proprietary product candidates. More specifically, our patents and patent applications cover polymer architecture, drug conjugates, formulations, methods of making polymers and polymer conjugates, methods of administering polymer conjugates, and methods of manufacturing polymers and polymer conjugates. Our patent portfolio contains patents and patent applications that encompass our advanced polymer conjugate technology platforms, some of which we acquired in our acquisition of Shearwater Corporation in June 2001. Our patent strategy is to file patent applications on innovations and improvements to cover a significant majority of the major pharmaceutical markets in the world. Generally, patents have a term of twenty years from the earliest priority date (assuming all maintenance fees are paid). In some instances, patent terms can be increased or decreased, depending on the laws and regulations of the country or jurisdiction that issued the patent.

In January 2002, we entered into a Cross-License and Option Agreement with Enzon, pursuant to which we and Enzon provided certain licenses to selected portions of each party’s PEGylation patent portfolio.

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

Customer Concentrations

Our revenue is derived from our collaboration agreements with partners, under which we may receive contract research payments, milestone payments based on clinical progress, regulatory progress or net sales achievements, royalties or product sales revenue. The revenue generated under the Lilly Agreement and the license, manufacturing and supply agreement with UCB represented 42% and 12% of our revenue, respectively, for the year ended December 31, 2017. No other collaboration partner accounted for more than 10% of our total revenue during the year ended December 31, 2017.

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

NKTR-358

There are a number of competitors in various stages of clinical development that are working on programs which are designed to correct the underlying immune system imbalance in the body due to autoimmune disease. In particular, we expect to compete with therapies that could be cytokine-based therapies (Symbiotix, LLC and Tizona Therapeutics), regulatory T cell therapies (Targazyme, Inc., Juno Therapeutics and Tract Therapeutics, Inc.), or IL-2-based and toleragen-based therapies (Celgene Corporation, Amgen Inc., Tolera Therapeutics, Inc., and Caladrius BioSciences, Inc.).

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

ADYNOVATE® (previously referred to as BAX 855, PEGylated rFVIII)

On June 6, 2014, the FDA approved Biogen Idec ’s ELOCTATETM [Antihemophilic Factor (Recombinant), Fc Fusion Protein] for the control and prevention of bleeding episodes, perioperative (surgical) management and routine prophylaxis in adults and children with Hemophilia A. ELOCTATETM is intended to be an extended half-life Factor VIII therapy with prolonged circulation in the body with the potential to extend the interval between prophylactic infusions. Prior to its 2014 approval, the fusion protein in ELOCTATETM was not used outside of the clinical trial setting for Hemophilia A patients. There are other long-acting Factor VIII programs in late-stage development for Hemophilia A patients. Bayer Healthcare and Novo Nordisk have ongoing Phase 3 clinical development programs for longer acting Factor VIII proteins based on PEGylation technology approaches. These programs, if developed successfully and approved by health authorities, would be competitors in the longer acting Factor VIII market.

ONZEALDTM (next-generation, long acting topoisomerase I inhibitor)

There are a number of chemotherapies and cancer therapies approved today and in various stages of clinical development for advanced breast cancer. These therapies are only partially effective in treating advanced or metastatic breast cancer and none of them have a specific indication in either the U.S. or Europe for treatment of patients with advanced breast cancer and co-existing brain metastases.  These therapies include but are not limited to: Abraxane® (paclitaxel protein-bound particles for injectable suspension (albumin bound)), Afinitor® (everolimus), Ellence® (epirubicin), Gemzar® (gemcitabine), Halaven® (eribulin), Herceptin® (trastuzumab), Ixempra® (ixabepilone), Navelbine® (vinolrebine), Xeloda® (capecitabine) and Taxotere® (docetaxel). Major pharmaceutical or biotechnology companies with approved drugs or drugs in development for these cancers include Bristol-Myers Squibb Company, Eisai, Inc., Roche Holding Group (including its Genentech subsidiary), GlaxoSmithKline plc, Pfizer, Inc., Eli Lilly & Co., Sanofi Aventis S.A., and others.

Research and Development

Our total research and development expenditures can be disaggregated into the following significant types of expenses (in millions):

	Year Ended December 31,
	2017	2016	2015
Third party and direct materials costs	$125.4	$98.2	$89.3
Personnel, overhead and other costs	113.5	84.6	77.8
Stock-based compensation and depreciation	29.6	21.0	15.7
Research and development expense	$268.5	$203.8	$182.8

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

Employees and Consultants

As of December 31, 2017 we had 509 employees, of which 396 employees were engaged in research and development, commercial operations and quality activities and 113 employees were engaged in general administration and business development. Of the 509 employees, 432 were located in the U.S. and 77 were located in India. We have a number of employees who hold advanced degrees, such as Ph.D. None of our employees are covered by a collective bargaining agreement, and we have experienced no work stoppages. We believe that we maintain good relations with our employees.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages and positions of our executive officers as of February 22, 2018:

Name	Age	Position
Howard W. Robin	65	Director, President and Chief Executive Officer
Stephen K. Doberstein, Ph.D.	59	Senior Vice President, Research & Development and Chief Research & Development Officer
Maninder Hora, Ph.D	64	Senior Vice President, Pharmaceutical Development and Chief Technical Operations Officer
Gil M. Labrucherie, J.D.	46	Senior Vice President and Chief Financial Officer
John Nicholson	66	Senior Vice President and Chief Operating Officer
Jillian B. Thomsen	52	Senior Vice President, Finance and Chief Accounting Officer

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

Stephen K. Doberstein, Ph.D. has served as our Senior Vice President, Research & Development and Chief Research & Development Officer since November 2017.  Dr. Doberstein served as Senior Vice President and Chief Scientific Officer from January 2010 to November 2017 when he was promoted to Senior Vice President, Research & Development and Chief Research & Development Officer. From October 2008 through December 2009, Dr. Doberstein served as Vice President, Research at Xoma (US) LLC, a publicly traded clinical stage biotechnology company. From July 2004 until August 2008, he served as Vice President, Research at privately held Five Prime Therapeutics, Inc., a clinical stage biotechnology company. From September 2001 until July 2004, Dr. Doberstein was Vice President, Research at privately held Xencor, Inc., a clinical stage biotechnology company. From 1997 to 2000, he held various pharmaceutical research positions at Exelixis, Inc. (Exelixis), a publicly traded clinical stage biotechnology company. Prior to working at Exelixis, Dr. Doberstein was a Howard Hughes Postdoctoral Fellow and a Muscular Dystrophy Association Senior Postdoctoral Fellow at the University of California, Berkeley. Dr. Doberstein received his Ph.D. in Biochemistry, Cell and Molecular Biology from the Johns Hopkins University School of Medicine and received a B.S. in Chemical Engineering from the University of Delaware.

Maninder Hora, Ph.D. has served as our Senior Vice President, Pharmaceutical Development and Chief Technical Operations Officer since August 2010. From July 2006 to July 2010, he held various executive positions most recently as Vice President, Product and Quality Operations at Facet Biotech Corporation (now Abbvie Biotherapeutics), a clinical stage biotechnology company, which was acquired in 2010 by Abbvie Biotherapeutics (formerly Abbot). From 1986 to 2006, Dr. Hora held positions of increasing responsibility with Chiron Corporation (acquired in 2005 by Novartis), a pharmaceutical company, serving most recently at Chiron as Vice President of Process and Product Development. Dr. Hora has also held positions at Wyeth Pharmaceuticals and GlaxoSmithKline plc prior to joining Chiron. Dr. Hora served as a key member of various teams that successfully registered ten drugs or vaccines in the U.S. and Europe during his professional career. Dr. Hora completed his Ph.D. in Bioengineering from the Indian Institute of Technology, Delhi, India, and was a Fulbright Scholar at the University of Washington, and received his B.S. in chemistry from the University of Jabalpur.

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

Risks Related to Our Business

We are highly dependent on the success of NKTR-214, our lead I-O candidate.  We are executing a broad development program for NKTR-214 and clinical and regulatory outcomes for NKTR-214, if not successful, will significantly harm our business.

Our future success is highly dependent on our ability to successfully develop, obtain regulatory approval for, and commercialize NKTR-214.  In general, most early stage investigatory drugs, including oncology drug candidates such as NKTR-214, do not become approved drugs.  Accordingly, there is a very meaningful risk that NKTR-214 will not succeed in one or more clinical trials sufficient to support one or more regulatory approvals.  To date, clinical outcomes from NKTR-214 have had a significant impact on our market valuation, financial position, and business prospects and we expect this to continue in future periods.  If one or more clinical studies of NKTR-214 are not successful, it would materially harm our market valuation, prospects, financial condition and results of operations.  For example, upon the effective date of the strategic collaboration agreement with Bristol-Myers Squibb, we would be entitled to up to $1.43 billion in development milestones that are based upon clinical and regulatory successes from the NKTR-214 development program.  Failures in NKTR-214 studies could jeopardize such milestone payments.

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

Under our collaboration agreements with various pharmaceutical or biotechnology companies (other than the BMS Collaboration Agreement), our collaboration partner is generally solely responsible for:

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

From time to time, we are involved in litigation matters involving the interpretation and application of complex terms and conditions of our agreements. For example, in February 2015, we filed a claim against Allergan and MAP seeking monetary damages related to a dispute over the economic sharing provisions of our collaboration agreement with MAP. On December 12, 2017, Nektar, MAP and Allergan entered into a Settlement Agreement and Release, for which MAP paid us $15.0 million in December 2017. On August 14, 2015, Enzon, Inc. filed a breach of contract claim for alleged unpaid licensing fees (the “Enzon Litigation”). On June 26, 2017, we entered into a Second Amendment to our Cross-License and Option Agreement (“Cross-License Agreement”) with Enzon in which we agreed to pay Enzon a sum of $7.0 million to satisfy all past and future obligations of royalty payments pursuant to the Cross-License Agreement and to have the Enzon Litigation dismissed. The Enzon Litigation was dismissed with prejudice on June 30, 2017. In 2013, we settled a breach of contract litigation matter with the Research Foundation of the State University of New York (SUNY) pursuant to which we paid an aggregate of $12.0 million. One or more disputes may arise or escalate in the future regarding our collaboration agreements, transaction documents, or third-party license agreements that may ultimately result in costly litigation and unfavorable interpretation of contract terms, which would have a material adverse effect on our business, financial condition and results of operations.

If we or our partners do not obtain regulatory approval for our drug candidates on a timely basis, or at all, or if the terms of any approval impose significant restrictions or limitations on use, our business, results of operations and financial condition will be negatively affected.

We or our partners may not obtain regulatory approval for drug candidates on a timely basis, or at all, or the terms of any approval (which in some countries includes pricing approval) may impose significant restrictions or limitations on use. Drug candidates must undergo rigorous animal and human testing and an extensive review process for safety and efficacy by the FDA and equivalent foreign regulatory authorities. The time required for obtaining regulatory decisions is uncertain and difficult to predict. The FDA and other U.S. and foreign regulatory authorities have substantial discretion, at any phase of development, to terminate clinical studies, require additional clinical development or other testing, delay or withhold registration and marketing approval and mandate product withdrawals, including recalls. For example, while data from certain pre-specified subgroups in our BEACON study for etirinotecan pegol (NKTR-102) in 2015 was positive, the study did not achieve statistical significance for its primary endpoint and the FDA and European Medicines Agency rarely approve drugs on the basis of studies that do not achieve statistical significance on the primary endpoint. Further, while the results from the Phase 3 study of NKTR-181 were positive, NKTR-181 has Fast Track designation and we intend to file an NDA following our pre-NDA meetings with FDA, the regulatory pathway for NKTR-181 remains subject to substantial uncertainty including the amount of data required to support an approval of NKTR-181.  In particular, regulations concerning and controlling the access to opioid-based pharmaceuticals are strict and there is no guarantee which scheduling category will apply to NKTR-181 if regulatory approval is achieved.  Further, regulatory authorities have the discretion to analyze data using their own methodologies that may differ from those used by us or our partners, which could lead such authorities to arrive at different conclusions regarding the safety or efficacy of a drug candidate. In addition, undesirable side effects caused by our drug candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restricted label or the delay or denial of regulatory approval by regulatory authorities. For example, AstraZeneca will be conducting a post-marketing, observational epidemiological study comparing MOVANTIK® to other treatments of OIC in patients with chronic, non-cancer pain and the results of this study could at some point in the future negatively impact the labeling, regulatory status, and commercial potential of MOVANTIK®.

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

As of December 31, 2017, we had cash and investments in marketable securities valued at approximately $353.2 million and had debt of $250.0 million in principal of senior secured notes. In addition, as described above and in Note 14 to our Consolidated Financial Statements, in February 2018, we entered into a collaboration agreement with BMS under which BMS agreed to pay us a non-refundable upfront cash payment of $1.0 billion and a share purchase agreement under which BMS agreed to purchase $850.0 million of shares of our common stock. The closings under the two agreements, subject to satisfaction of certain closing conditions, are expected to occur during the second quarter of 2018. While we believe that our cash position will be sufficient to meet our liquidity requirements through at least the next 12 months, our future capital requirements will depend upon numerous unpredictable factors, including:

•

the cost, timing and outcomes of clinical studies and regulatory reviews of our proprietary drug candidates that we have licensed to our collaboration partners —important examples include NKTR-214 in collaboration with BMS, Cipro DPI licensed to Bayer and NKTR-358 licensed to Lilly;

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

We or our partners may experience delays in clinical trials of drug candidates. We have ongoing trials evaluating NKTR-214 including a trial evaluating NKTR-214 as a potential combination treatment with BMS’s Opdivo® (nivolumab) as well as other ongoing and planned combination trials. We also have an ongoing Phase 1 dose-escalation study for NKTR-358 under our collaboration with Lilly, including an on-going dose-finding trial of NKTR-358 to evaluate single-ascending doses of NKTR-358 in healthy subjects, and a multiple-ascending dose trial expected to be initiated in the first half of 2018 to evaluate NKTR-358 in patients with systemic lupus erythematosus.  We also have ongoing trials with our partners for the following: Halozyme has trials in Pancreatic, Non-Small Cell Lung Cancer and other multiple tumor types in Phase 1, 2, and 3 development. These and other clinical studies may not begin on time, enroll a sufficient number of patients or be completed on schedule, if at all. Clinical trials for any of our product candidates could be delayed for a variety of reasons, including:

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

The patent positions of pharmaceutical and biotechnology companies, such as ours, are uncertain and involve complex legal and factual issues. We own more than 250 U.S. and 800 foreign patents and have a number of pending patent applications that cover various aspects of our technologies. There can be no assurance that patents that have issued will be held valid and enforceable in a court of law. Even for patents that are held valid and enforceable, the legal process associated with obtaining such a judgment is time consuming and costly. Additionally, issued patents can be subject to opposition or other proceedings that can result in the revocation of the patent or maintenance of the patent in amended form (and potentially in a form that renders the patent without commercially relevant and/or broad coverage). Further, our competitors may be able to circumvent and otherwise design around our patents. Even if a patent is issued and enforceable, because development and commercialization of pharmaceutical products can be subject to substantial delays, patents may expire early and provide only a short period of protection, if any, following the commercialization of products encompassed by our patents. We may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office, which could result in a loss of the patent and/or substantial cost to us.

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

We are involved in legal proceedings where we or other third parties are enforcing or seeking intellectual property rights, invalidating or limiting patent rights that have already been allowed or issued, or otherwise asserting proprietary rights through one or more potential legal remedies.  For example, we are currently involved in a German litigation proceeding whereby Bayer is seeking co-ownership rights in certain of our patent filings pending at the European Patent Office covering, among other things, PEGylated Factor VIII which we have exclusively licensed to Baxalta.  The subject matter of our patent filings in this proceeding relates to Bayer’s PEGylated recombinant Factor VIII compound, BAY 94-9027.  We believe that Bayer’s claim to an ownership interest in these patent filings is without merit and are vigorously defending sole and exclusive ownership rights to this intellectual property. In addition, Bayer has filed claims in the U.S. against Baxalta and Nektar.  In one U.S. proceeding, Bayer alleges ADYNOVATE® infringes a Bayer patent. In another U.S. proceeding, Bayer is seeking a declaratory judgement that BAY 94-9027 does not infringe specified Nektar patents or in the alternative that the specified patents are invalid.  As part of its intellectual property litigation strategy relating to PEGylated Factor VIII products, Nektar has also filed claims against Bayer. We are also regularly involved in opposition proceedings at the European Patent Office where third parties seek to invalidate or limit the scope of our allowed European patent applications covering (among other things) our drugs and platform technologies. The cost to us in initiating or defending any litigation or other proceeding, even if resolved in our favor, could be substantial, and litigation would divert our management’s attention. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could delay our research and development efforts or result in financial implications either in terms of seeking license arrangements or payment of damages or royalties.

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

If we or current or future collaborators or service providers fail to comply with healthcare laws and regulations, we or they could be subject to enforcement actions and civil or criminal penalties.

Although we do not currently have any products on the market, once we begin commercializing our drug candidates, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal and state governments of the jurisdictions in which we conduct our business. Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any drug candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our therapeutic candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering, or paying remuneration (a term interpreted broadly to include anything of value, including, for example, gifts, discounts, and credits), directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order, or recommendation of, an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs;

•

federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment to Medicare, Medicaid, or other third-party payors that are false or fraudulent, or making a false statement or record material to payment of a false claim or avoiding, decreasing, or concealing an obligation to pay money owed to the federal government;

•

provisions of the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes, referred to as the “HIPAA All-Payor Fraud Prohibition,” that prohibit knowingly and willfully executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;

•

federal transparency laws, including the federal Physician Payment Sunshine Act, which require manufacturers of certain drugs and biologics to track and disclose payments and other transfers of value they make to U.S. physicians and teaching hospitals as well as physician ownership and investment interests in the manufacturer, and that such information is subsequently made publicly available in a searchable format on a CMS website;

•

provisions of HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information; and

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, state transparency reporting and compliance laws; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and which may not have the same effect, thus complicating compliance efforts.

Ensuring that our future business arrangements with third-parties comply with applicable healthcare laws and regulations could involve substantial costs. If our operations are found to be in violation of any such requirements, we may be subject to penalties, including civil or criminal penalties, monetary damages, the curtailment or restructuring of our operations, or exclusion from participation in government contracting, healthcare reimbursement or other government programs, including Medicare and Medicaid, any of which could adversely affect financial results. Although effective compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, these risks cannot be entirely eliminated. Any action against us for an alleged or suspected violation could cause us to incur significant legal expenses and could divert our management’s attention from the operation of our business, even if our defense is successful. In addition, achieving and sustaining compliance with applicable laws and regulations may be costly to us in terms of money, time and resources.

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

Our revenue is exclusively derived from our collaboration agreements, from which we receive upfront fees, contract research payments, milestone and other contingent payments based on clinical progress, regulatory progress or net sales achievements, royalties and manufacturing revenue. Significant variations in the timing of receipt of cash payments and our recognition of revenue can result from significant payments based on the execution of new collaboration agreements, the timing of clinical outcomes, regulatory approval, commercial launch or the achievement of certain annual sales thresholds. The amount of our revenue derived from collaboration agreements in any given period will depend on a number of unpredictable factors, including our ability to find and maintain suitable collaboration partners, the timing of the negotiation and conclusion of collaboration agreements with such partners, whether and when we or our collaboration partners achieve clinical, regulatory and sales milestones, the timing of regulatory approvals in one or more major markets, reimbursement levels by private and government payers, and the market introduction of new drugs or generic versions of the approved drug, as well as other factors. The application of the Accounting Standards Codification (ASC) 606, Revenue Recognition - Revenue from Contracts with Customers, which will apply beginning in the first quarter of 2018, may have a material impact on revenue recognition under our collaboration agreements. Our past revenue generated from collaboration agreements is not necessarily indicative of our future revenue. If any of our existing or future collaboration partners fails to develop, obtain regulatory approval for, manufacture or ultimately commercialize any product candidate under our collaboration agreement, our business, financial condition, and results of operations could be materially and adversely affected.

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

For the year ended December 31, 2017, we reported a net loss of $96.7 million. If and when we achieve profitability depends upon a number of factors, including the timing and recognition of milestone and other contingent payments and royalties received, the timing of revenue under our collaboration agreements, the amount of investments we make in our proprietary product candidates and the regulatory approval and market success of our product candidates. We may not be able to achieve and sustain profitability.

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

In both domestic and foreign markets, sales of our partnered and proprietary products that have received regulatory approval will depend in part on market acceptance among physicians and patients, pricing approvals by government authorities and the availability of coverage and payment or reimbursement from third-party payers, such as government programs, including Medicare and Medicaid, managed care providers, private health insurers and other organizations. However, eligibility for coverage does not necessarily signify that a drug candidate will be adequately reimbursed in all cases or at a rate that covers costs related to research, development, manufacture, sale, and distribution.  Third-party payers are increasingly challenging the price and cost effectiveness of medical products and services. Therefore, significant uncertainty exists as to the  coverage and pricing approvals for, and the payment or reimbursement status of, newly approved healthcare products.

Moreover, legislation and regulations affecting the pricing of pharmaceuticals may change before regulatory agencies approve our proposed products for marketing and could further limit coverage or pricing approvals for, and reimbursement of, our products from government authorities and third-party payers. For example, Congress passed the Affordable Care Act in 2010 which enacted a number of reforms to expand access to health insurance while also reducing or constraining the growth of healthcare spending, enhancing remedies against fraud and abuse, adding new transparency requirements for healthcare industries, and imposing new taxes on fees on healthcare industry participants, among other policy reforms.  Federal agencies, Congress and state legislatures have continued to show interest in implementing cost containment programs to limit the growth of health care costs, including price controls, restrictions on reimbursement and other fundamental changes to the healthcare delivery system.  In addition, in recent years, Congress has enacted various laws seeking to reduce the federal debt level and contain healthcare expenditures, and the Medicare and other healthcare programs are frequently identified as potential targets for spending cuts. New government legislation or regulations related to pricing or other fundamental changes to the healthcare delivery system as well as a government or third-party payer decision not to approve pricing for, or provide adequate coverage or reimbursement of, our products hold the potential to severely limit market opportunities of such products.

We depend on third parties to conduct the clinical trials for our proprietary product candidates and any failure of those parties to fulfill their obligations could harm our development and commercialization plans.

We depend on independent clinical investigators, contract research organizations and other third-party service providers to conduct clinical trials for our proprietary product candidates. We rely heavily on these parties for the successful execution of our clinical trials. Though we are ultimately responsible for the results of their activities, many aspects of their activities are beyond our control. For example, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trials, but the independent clinical investigators may prioritize other projects over ours or communicate issues regarding our products to us in an untimely manner. Third parties may not complete activities on schedule or may not conduct our clinical trials in accordance with regulatory requirements or our stated protocols. The early termination of any of our clinical trial arrangements, the failure of third parties to comply with the regulations and requirements governing clinical trials or the failure of third parties to properly conduct our clinical trials could hinder or delay the development, approval and commercialization of our product candidates and would adversely affect our business, results of operations and financial condition.

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

There are many competitors for our proprietary product candidates currently in development. For MOVANTIK®, there are currently several alternative therapies used to address opioid-induced constipation (OIC) and opioid-induced bowel dysfunction (OBD), including Symproic® (naldemedine) from Shionogi and Purdue Pharma L.P., RELISTOR® Subcutaneous Injection (methylnaltrexone bromide), oral therapy Amitizia (lubiprostone), and oral and rectal over-the-counter laxatives and stool softeners such as docusate sodium, senna and milk of magnesia. In addition, there are a number of companies developing potential products which are in various stages of clinical development and are being evaluated for the treatment of OIC and OBD in different patient populations, including Merck & Co., Inc., Progenics Pharmaceuticals, Inc. in collaboration with Salix Pharmaceuticals, Ltd., Purdue Pharma L.P. in collaboration with Shionogi & Co., Ltd., Mundipharma Int. Limited, Sucampo Pharmaceuticals, Inc., Develco Pharma GmbH, Alkermes plc, GlaxoSmithKline plc, Theravance, Inc., and Takeda Pharmaceutical Company Limited. For ADYNOVATE®, on June 6, 2014, the FDA approved Biogen Idec’s Fc fusion protein ELOCTATETM for the control and prevention of bleeding episodes, perioperative (surgical) management and routine prophylaxis in adults and children with Hemophilia A.  Longer acting Factor VIII proteins based on polymer conjugation technology approaches are being pursued by Bayer Healthcare LLC (which has filed for regulatory approval in the U.S.) and Novo Nordisk (which has an ongoing Phase 3 clinical development program).  In addition, technologies other than those based on Fc fusion and polymer conjugation approaches (such as gene therapy) are being pursued to treat patients with Hemophilia A.  For NKTR-181, there are numerous companies developing pain therapies designed to have less abuse potential primarily through formulation technologies and techniques applied to existing pain therapies. Potential competitors include Acura Pharmaceuticals, Inc., Cara Therapeutics, Inc., Collegium Pharmaceutical, Inc., Egalet Ltd, Elite Pharmaceuticals, Inc., Endo Health Solutions Inc., KemPharm, Inc., Pfizer, Inc., Purdue Pharma L.P., and Teva Pharmaceutical Industries Ltd.  For ONZEALDTM there are a number of chemotherapies and cancer therapies approved today and in various stages of clinical development for breast cancer, including, but not limited to: Abraxane® (paclitaxel protein-bound particles for injectable suspension (albumin bound)), Xeloda® (capecitabine), Afinitor® (everolimus), Doxil® (doxorubicin HCl), Ellence® (epirubicin), Gemzar® (gemcitabine), Halaven® (eribulin), Herceptin® (trastuzumab), Hycamtin® (topotecan), Ibrance® (palbociclib), Ixempra® (ixabepilone), Navelbine® (vinolrebine), Iniparib, Paraplatin® (carboplatin), Taxol® (paclitaxel) and Taxotere® (docetaxel). Major pharmaceutical or biotechnology companies with approved drugs or drugs in development for breast cancers include, but are not limited to, Bristol-Myers Squibb Company, Eli Lilly & Co., Roche, GlaxoSmithKline plc, Johnson and Johnson, Pfizer Inc., Eisai Inc., and Sanofi Aventis S.A. For NKTR-214, there are numerous companies engaged in developing immunotherapies to be used alone, or in combination, to treat a wide range of oncology indications targeting both solid and liquid tumors.  In particular, we expect to compete with therapies with tumor infiltrating lymphocytes, or TILS, chimeric antigen receptor-expressing T cells, or CAR-T, cytokine-based therapies, and checkpoint inhibitors.  Potential competitors in the TIL and CAR-T space include Kite Pharma/NCI, Adaptimmune LLC, Celgene Corporation, Juno Therapeutics, and Novartis, Alkermes, Altor, and Armo in the cytokine-based therapies space, and Tesaro, Macrogenics, Merck, BMS, and Roche in the checkpoint inhibitor space. For NKTR‑358, there are a number of competitors in various stages of clinical development that are working on programs which are designed to correct the underlying immune system imbalance in the body due to autoimmune disease. In particular, we expect to compete with therapies that could be cytokine-based therapies (Symbiotix, LLC and Tizona Therapeutics), regulatory T cell therapies (Targazyme, Inc., Juno Therapeutics and Tract Therapeutics, Inc.), or IL-2-based and toleragen-based therapies (Celgene Corporation, Amgen Inc., Tolera Therapeutics, Inc., and Caladrius BioSciences, Inc.).

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

Despite the implementation of security measures, our internal computer systems and those of our contract research organizations (CROs) and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Such events could cause interruptions of our operations. For instance, the loss of preclinical data or data from any future clinical trial involving our product candidates could result in delays in our development and regulatory filing efforts and significantly increase our costs. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data, or inappropriate disclosure of confidential or proprietary information of our company or clinical patients, we could suffer or be subject to reputational harm, monetary fines, civil suits, civil penalties or criminal sanctions and requirements to disclose the breach, and other forms of liability, and the development of our product candidates could be delayed.

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

Our stock price is volatile. During the year ended December 31, 2017, based on closing prices on The NASDAQ Global Select Market, the closing price of our common stock ranged from $11.75 to $60.50 per share. We expect our stock price to remain volatile. A variety of factors may have a significant effect on the market price of our common stock, including the risks described in this section titled “Risk Factors” and the following:

•

announcements of data from, or material developments in, our clinical studies and those of our collaboration partners, including data regarding efficacy and safety, delays in clinical development, regulatory approval or commercial launch – in particular, data from clinical studies of NKTR-214 has had a significant impact on our stock price;

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

California

We lease a 129,732 square foot facility in the Mission Bay Area of San Francisco, California (Mission Bay Facility), under an operating lease which expires in January 2030. The Mission Bay Facility is our corporate headquarters and also includes our research and development operations.

Alabama

We currently own five facilities consisting of approximately 175,000 square feet in Huntsville, Alabama, which house laboratories as well as administrative, clinical and commercial manufacturing facilities for our PEGylation and advanced polymer conjugate technology operations as well as manufacturing of APIs for early clinical studies.

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

	High	Low
Year Ended December 31, 2016:
1st Quarter	$16.20	$11.00
2nd Quarter	16.28	13.09
3rd Quarter	19.68	14.09
4th Quarter	17.48	11.85
Year Ended December 31, 2017:
1st Quarter	$24.20	$11.75
2nd Quarter	22.57	17.54
3rd Quarter	24.00	17.79
4th Quarter	60.50	23.02

Holders of Record

As of February 22, 2018, there were approximately 177 holders of record of our common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently expect to retain any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

There were no sales of unregistered securities and there were no common stock repurchases made during the year ended December 31, 2017.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding our equity compensation plans as of December 31, 2017 is disclosed in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K and is incorporated herein by reference from our proxy statement for our 2018 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

The following graph compares, for the five year period ended December 31, 2017, the cumulative total stockholder return (change in stock price plus reinvested dividends) of our common stock with (i) the NASDAQ Composite Index, (ii) the NASDAQ Pharmaceutical Index, (iii) the RDG SmallCap Pharmaceutical Index, (iv) the NASDAQ Biotechnology Index and (v) the RDG SmallCap Biotechnology Index. Measurement points are the last trading day of each of our fiscal years ended December 31, 2013, December 31, 2014, December 31, 2015, December 31, 2016 and December 31, 2017. The graph assumes that $100 was invested on December 31, 2012 in the common stock of the Company, the NASDAQ Composite Index, the Nasdaq Pharmaceutical Index, the RDG SmallCap Pharmaceutical Index, the NASDAQ Biotechnology Index and the RDG SmallCap Biotechnology Index and assumes reinvestment of any dividends. The stock price performance in the graph is not intended to forecast or indicate future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$900
$800
$700
$600
$500
$400
$300
$200
$100
$0
12/12
12/13
12/14
12/15
12/16
12/17
Nektar Therapeutics
NASDAQ Composite
RDG SmallCap Pharmaceutical
NASDAQ Biotechnology
NASDAQ Pharmaceutical
RDG SmallCap Biotechnology

*$100 invested on 12/31/12 in stock or index, including reinvestment of dividends.
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

	Year Ended December 31,
	2017	2016	2015	2014	2013
Statements of Operations Data:
Revenue:
Product sales	$32,688	$55,354	$40,155	$25,152	$44,846
Royalty revenue	33,527	19,542	2,967	329	1,148
Non-cash royalty revenue related to sale of future royalties(1)	30,531	30,158	22,058	21,937	22,055
License, collaboration and other revenue	210,965	60,382	165,604	153,289	80,872
Total revenue	307,711	165,436	230,784	200,707	148,921
Total operating costs and expenses(2)	367,353	278,291	260,155	217,192	269,051
Loss from operations	(59,642)	(112,855)	(29,371)	(16,485)	(120,130)
Non-cash interest expense on liability related to sale of future royalties(1)	(18,869)	(19,712)	(20,619)	(20,888)	(22,309)
Interest income (expense) and other income (expense), net	(17,565)	(20,081)	(16,602)	(17,055)	(17,329)
Loss on extinguishment of debt	—	—	(14,079)	—	—
Provision (benefit) for income taxes	616	876	506	(512)	2,245
Net loss	$(96,692)	$(153,524)	$(81,177)	$(53,916)	$(162,013)
Basic and diluted net loss per share(3)	$(0.62)	$(1.10)	$(0.61)	$(0.42)	$(1.40)
Weighted average shares outstanding used in computing basic and diluted net loss per share(3)	155,953	139,596	132,458	126,783	115,732

	As of December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data:
Cash, cash equivalents and investments in marketable securities	$353,220	$389,102	$308,944	$262,824	$262,026
Working capital	$270,657	$353,730	$288,805	$224,153	$159,661
Total assets	$508,866	$568,871	$498,642	$441,621	$434,527
Deferred revenue	$37,970	$66,239	$83,854	$101,384	$106,048
Senior secured notes, net	$245,207	$243,464	$241,699	$125,000	$125,000
Liability related to the sale of future royalties(1)	$94,655	$105,950	$116,029	$120,471	$128,520
Other long-term liabilities	$5,992	$7,223	$10,813	$18,204	$25,775
Accumulated deficit	$(2,117,941)	$(2,021,010)	$(1,867,486)	$(1,786,309)	$(1,732,393)
Total stockholders’ equity (deficit)	$87,828	$88,125	$6,429	$36,332	$(89,903)

(1)

In February 2012, we sold all of our rights to receive future royalty payments on net sales of UCB’s CIMZIA® and Roche’s MIRCERA®. As described in Note 7 to our Consolidated Financial Statements, this royalty sale transaction has been recorded as a liability that amortizes over the estimated royalty payment period. As a result of this liability accounting, even though the royalties from UCB and Roche are remitted directly to the purchaser of these royalty interests starting in the second quarter of 2012, we will continue to record non-cash revenue for these royalties and related non-cash interest expense.

(2)	Operating costs and expenses in 2017 includes $16.0 million for the impairment of equipment and related costs resulting from the termination of the Amikacin Inhale development program.
(3)	Basic and diluted net loss per share is based upon the weighted average number of common shares outstanding.

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

Overview

Strategic Direction of Our Business

Nektar Therapeutics is a research-based biopharmaceutical company that discovers and develops innovative new medicines in areas of high unmet medical need. Our research and development pipeline of new investigational drugs includes treatments for cancer, autoimmune disease and chronic pain. We leverage our proprietary and proven chemistry platform to discover and design new drug candidates. These drug candidates utilize our advanced polymer conjugate technology platforms, which are designed to enable the development of new molecular entities that target known mechanisms of action.

We continue to make significant investments in building and advancing our pipeline of proprietary drug candidates as we believe that this is the best strategy to build stockholder value. Described below are certain key events and activities where we are making investments in advancing our research and development pipeline.

•

On February 13, 2018, we entered into a Strategic Collaboration Agreement (BMS Collaboration Agreement) with Bristol-Myers Squibb Company (BMS), pursuant to which we and BMS will jointly develop NKTR-214, our lead immuno-oncology drug candidate, in combination with BMS’s Opdivo® (nivolumab) and Opdivo® plus Yervoy® (ipilimumab), in more than 20 indications across nine tumor types, as well as potential combinations with other anti-cancer agents from BMS, us and third parties. We also entered into a Share Purchase Agreement (Purchase Agreement) with BMS, pursuant to which BMS has agreed to purchase $850.0 million of shares of our common stock at a purchase price of $102.60 per share. The closings under the two agreements, subject to satisfaction of certain closing conditions, are expected to occur during the second quarter of 2018.

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

•

In the last half of 2017 we completed enrollment in the dose-escalation phase of the NKTR-214 study evaluating NKTR-214 in combination with Opdivo® (nivolumab) in patients with melanoma, renal cell carcinoma and non-small cell lung cancer which we call the PIVOT-02 study. On November 11, 2017 we announced interim data from the dose-escalation phase of the PIVOT-02 Phase 1/2 study. We have identified the Phase 2 dose for NKTR-214 and are currently enrolling subjects in the expansion phase of the study.

•

On May 22, 2017, we announced a research collaboration that will allow Nektar and Takeda Pharmaceutical Company Limited (Takeda) to evaluate NKTR-214 with five compounds from Takeda’s cancer portfolio.

•

On September 12, 2017, we announced that we had begun dosing in a clinical study evaluating the efficacy and safety of NKTR-214 in combination with approved checkpoint inhibitors, TECENTRIQ® (atezolizumab) and KEYTRUDA® (pembrolizumab).

•

In February 2017, we filed an investigational new drug (IND) application for NKTR-358, our autoimmune disease drug candidate. We began the Phase 1 clinical study to evaluate single-ascending doses of NKTR-358 in healthy volunteers in March 2017. This study is designed to establish a range of dose levels and evaluate pharmacokinetics and safety. A Phase 1 multiple-ascending dose trial is expected to be initiated in the second quarter of 2018 in lupus patients. On July 24, 2017, we entered into a license agreement with Lilly to co-develop NKTR-358.

•

On March 20, 2017, we announced that NKTR-181, met its primary and secondary endpoints in the SUMMIT-07 Phase 3 efficacy study. On July 18, 2017, we announced positive top-line data for our pivotal human abuse potential study (the HAP study) for NKTR-181. The HAP study was designed to assess the relative oral abuse potential of NKTR-181 at its highest tested therapeutic dose as well as at the highest dose to which patients have been exposed in our long-term safety study and at a supratherapeutic dose compared to common therapeutic doses of oxycodone, a Schedule II opioid. Following the success of the SUMMIT-07 Phase 3 efficacy study and the HAP study, we are seeking a partner to support future development and commercialization activities for NKTR-181. We are currently planning to file the NDA for NKTR-181 in the first half of 2018.

•

We filed the IND for NKTR-262 in December 2017 and expect to begin enrolling patients in the initial Phase 1 study by the end of the first quarter of 2018.  We are also completing preclinical research for NKTR-255 with the goal of advancing this program into the clinic in 2019.

The level of our future research and development investment will depend on a number of trends and uncertainties including clinical outcomes, future studies required to advance programs to regulatory approval, and the economics related to potential future collaborations that may include up-front payments, development funding, milestones, and royalties.

We also have significant milestone and royalty economic interests in approved drugs and drug candidates in late stage development with our collaboration partners. With AstraZeneca, we have a collaboration for MOVANTIK®, an oral peripherally-acting mu-opioid antagonist for the treatment of opioid-induced constipation in adult patients with non-cancer pain. MOVANTIK® is approved by health authorities in the United States, European Union, and many other countries.  We have a collaboration with Baxalta (a wholly-owned subsidiary of Shire plc) for ADYNOVATE®, that was approved by the FDA in late 2015 for use in adults and adolescents, aged 12 years and older, who have Hemophilia A. ADYNOVATE® is approved by health authorities in the United States, European Union, and many other countries.

Our business is subject to significant risks, including the risks inherent in our development efforts, the results of our clinical trials, our dependence on the marketing efforts by our collaboration partners, uncertainties associated with obtaining and enforcing patents, the lengthy and expensive regulatory approval process and competition from other products. For a discussion of these and some of the other key risks and uncertainties affecting our business, see Item 1A "Risk Factors" of this Annual Report on Form 10-K.

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

Key Developments and Trends in Liquidity and Capital Resources

We estimate that we have working capital to fund our current business plans through at least March 1, 2019. At December 31, 2017, we had approximately $353.2 million in cash and investments in marketable securities and had debt of $250.0 million in principal of senior secured notes due in October 2020.  In addition, as described above and in Note 14 to our Consolidated Financial Statements, in February 2018, we entered into a collaboration agreement with BMS under which BMS will pay us a non-refundable upfront cash payment of $1.0 billion and a share purchase agreement under which BMS will purchase $850.0 million of shares of our common stock. The closings under the two agreements, subject to satisfaction of certain closing conditions, are expected to occur during the second quarter of 2018.

Results of Operations

Years Ended December 31, 2017, 2016, and 2015

Revenue (in thousands, except percentages)

	Year Ended December 31,			Increase/ (Decrease)	Increase/ (Decrease)	Percentage Increase/ (Decrease)	Percentage Increase/ (Decrease)
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015	2017 vs. 2016	2016 vs. 2015
Product sales	$32,688	$55,354	$40,155	$(22,666)	$15,199	(41)%	38%
Royalty revenue	33,527	19,542	2,967	13,985	16,575	72%	> 100%
Non cash royalty revenue related to sale of future royalties	30,531	30,158	22,058	373	8,100	1%	37%
License, collaboration and other revenue	210,965	60,382	165,604	150,583	(105,222)	> 100%	(64)%
Total revenue	$307,711	$165,436	$230,784	$142,275	$(65,348)	86%	(28)%

Our revenue is derived from our collaboration agreements, under which we may receive product sales revenue, royalties, license fees, milestone and other contingent payments and/or contract research payments. Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable, and collection is reasonably assured. The amount of upfront fees received under our license and collaboration agreements allocated to continuing obligations, such as manufacturing and supply commitments, is generally recognized ratably over our expected performance period under the arrangement. As a result, there may be significant variations in the timing of receipt of cash payments and our recognition of revenue. We make our best estimate of the period over which we expect to fulfill our performance obligations. Given the uncertainties in research and development collaborations, significant judgment is required by us to determine the performance periods.

Product sales

Product sales include predominantly fixed price manufacturing and supply agreements with our collaboration partners and are the result of firm purchase orders from those partners. The timing of shipments is based solely on the demand and requirements of our collaboration partners and is not ratable throughout the year.

Product sales decreased for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to decreased product demand from our collaboration partner Ophthotech related to its drug candidate Fovista®. Product sales increased for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily as a result of increased product demand from Ophthotech.  In December 2016, Ophthotech announced that two pivotal Phase 3 clinical trials for Fovista® failed to meet their primary endpoints.  In the year ended December 31, 2017, we recognized $10.4 million of product sales to Ophthotech based on prior binding purchase commitments. In August 2017, Ophthotech announced that the third Fovista® Phase 3 trial also failed to meet its primary endpoint and, in October 2017, our agreement with Ophthotech was terminated. We expect product sales in 2018 to decrease compared to 2017 primarily due to the termination of the Ophthotech agreement.

Royalty revenue

We receive royalty revenue from certain of our collaboration partners based on their net sales of commercial products. Royalty revenue received in cash increased for the years ended December 31, 2017 and 2016 compared to the years ended December 31, 2016 and 2015, respectively, due primarily to the commercial launch by AstraZeneca of MOVANTIK® in the U.S. in March 2015 and MOVENTIG® in the EU in August 2015 and the launch of ADYNOVATE® by Baxalta in the U.S. in November 2015. We expect royalty revenue in 2018 will increase as compared to 2017 due to royalties we expect to receive as a result of sales growth of these partnered products.

As part of its approval of MOVANTIK®, the FDA required AstraZeneca to perform a post-marketing, observational epidemiological study comparing MOVANTIK® to other treatments of OIC in patients with chronic, non-cancer pain. As a result, the royalty rate payable to us from net sales of MOVANTIK® in the U.S. by AstraZeneca can be reduced by up to two percentage points to fund 33% of the external costs incurred by AstraZeneca to fund such post approval study, subject to a $35.0 million aggregate cap. As of December 31, 2017, our cumulative share of the post-approval study expenses has been $0.7 million.  Any costs incurred by AstraZeneca can only be recovered by the reduction of the royalty paid to us. In no case can amounts be recovered by the reduction of a contingent payment due from AstraZeneca to us or through a payment from us to AstraZeneca.

Non-cash royalty revenue related to sale of future royalties

In February 2012, we sold all of our rights to receive future royalty payments on CIMZIA® and MIRCERA®. As described in Note 7 to our Consolidated Financial Statements, this royalty sale transaction has been recorded as a liability that amortizes over the estimated royalty payment period. As a result of this liability accounting, even though the royalties from UCB and Roche are remitted directly to the purchaser of these royalty interests, we will continue to record revenue for these royalties. We expect non-cash royalties from net sales of CIMZIA® and MIRCERA® in 2018 to increase marginally compared to 2017.

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

License, collaboration and other revenue increased for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to the recognition of $130.1 million of the $150.0 million upfront payment we received in September 2017 from our collaboration agreement with Lilly for NKTR-358 as described in Note 10 to our Consolidated Financial Statements. In addition, in the three months ended December 31, 2017, we recognized $38.0 million related to the termination of our collaboration agreements with Bayer, Ophthotech, and Daiichi as described in Note 10 to our Consolidated Financial Statements.  These increases in 2017 were partially offset by the recognition of $28.0 million in March 2016 for our 40% share of the $70.0 million sublicense payment received by AstraZeneca from Kirin.

License, collaboration and other revenue decreased for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily as a result of the recognition in March 2015 of the $100.0 million milestone payment received from AstraZeneca as a result of the U.S. commercial launch of MOVANTIK® and the $40.0 million milestone payment received from AstraZeneca in August 2015 as a result of the EU commercial launch of MOVENTIG® partially offset by the recognition in 2016 of a $28.0 million payment received from AstraZeneca described above.

We currently expect, subject to our adoption of ASC 606 and completion of our determination of revenue to be recognized related to the BMS Collaboration Agreement executed in February 2018, that our license, collaboration and other revenue from existing collaboration agreements will increase in 2018 compared to 2017.

The timing and future success of our drug development programs and those of our collaboration partners are subject to a number of risks and uncertainties. See “Part I, Item 1A — Risk Factors” for discussion of the risks associated with the complex nature of our collaboration agreements.

Revenue by geography (in thousands)

Revenue by geographic area is based on the locations of our partners. The following table sets forth revenue by geographic area:

	Year Ended December 31,
	2017	2016	2015
United States	$190,810	$39,147	$40,400
Europe	116,901	126,289	190,384
Total revenue	$307,711	$165,436	$230,784

The increase in revenue attributable to the United States for the year ended December 31, 2017 compared to the year ended December 31, 2016 is primarily attributable to the recognition of $130.1 million of the $150.0 million upfront payment we received in September 2017 from our collaboration agreement with Lilly for NKTR-358. The decrease in revenue attributable to European countries for the year ended December 31, 2016 compared to the year ended December 31, 2015 is primarily attributable to decreased milestone and other contingent payments from our existing European based collaboration partners, including the recognition in 2015 of a total of $140.0 million payments from AstraZeneca in connection with its commercial launches of MOVANTIK® described above.

Cost of goods sold (in thousands, except percentages)

	Year Ended December 31,			Increase/ (Decrease) 2017 vs.	Increase/ (Decrease) 2016 vs.	Percentage Increase/ (Decrease) 2017 vs.	Percentage Increase/ (Decrease) 2016 vs.
	2017	2016	2015	2016	2015	2016	2015
Cost of goods sold	$30,547	$30,215	$34,102	$332	$(3,887)	1%	(11)%
Product gross profit	2,141	25,139	6,053	(22,998)	19,086	(91)%	> 100%
Product gross margin	7%	45%	15%

As noted above, our strategy is to manufacture and supply polymer reagents to support our proprietary drug candidates or our third-party collaborators where we have a strategic development and commercialization relationship or where we derive substantial economic benefit.  We have elected to only enter into and maintain those manufacturing relationships associated with long-term collaboration agreements which include multiple sources of revenue, which we view holistically and in aggregate.  We have a predominantly fixed cost base associated with our manufacturing activities, which generally results in similar total cost of goods sold amounts each year.  As a result, our product gross profit and margin are significantly impacted by the mix and volume of products sold in each period.

Cost of goods sold  during the year ended December 31, 2017 was consistent with the year ended December 31, 2016. Cost of goods sold decreased during the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to the mix of product sales, which resulted in decreases to cost of goods sold even though product sales increased during the same period.

The decrease in product gross profit and product gross margin during the year ended December 31, 2017 compared to the year ended December 31, 2016 is primarily due to decreased product sales as well as a less favorable product mix in 2017 compared to 2016. In particular, we have a manufacturing arrangement with a partner that includes a fixed price which is less than the fully burdened manufacturing cost for the reagent, and we expect this situation to continue with this partner in future years. There were more shipments to this partner relative to shipments to other customers during the year ended December 31, 2017 compared to the year ended December 31, 2016. The improvement in product gross profit and product gross margin during the year ended December 31, 2016 compared to the year ended December 31, 2015 is primarily due to a more favorable product mix. In particular, the increased demand from our collaboration partners in 2016 resulted in product sales where we have a relatively higher gross margin. This increased margin was partially offset by the manufacturing arrangement mentioned above. In addition to product sales from reagent materials supplied to the partner where our sales are less than our fully burdened manufacturing cost, we also receive royalty revenue from this collaboration. In the years ended December 31, 2017, 2016 and 2015, the royalty revenue from this collaboration exceeded the related negative gross profit.

We expect product gross margin to continue to fluctuate in future periods depending on the level and mix of manufacturing orders from our customers. We currently expect product gross margin to decrease in 2018 as compared to 2017 and gross margin may be negative in 2018 as a result of the anticipated decrease in product sales described above.

Research and development expense (in thousands, except percentages)

	Year Ended December 31,			Increase/ (Decrease) 2017 vs.	Increase/ (Decrease) 2016 vs.	Percentage Increase/ (Decrease) 2017 vs.	Percentage Increase/ (Decrease) 2016 vs.
	2017	2016	2015	2016	2015	2016	2015
Research and development expense	$268,461	$203,801	$182,787	$64,660	$21,014	32%	11%

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

Research and development expense increased during the year ended December 31, 2017 compared to the year ended December 31, 2016 and includes increased costs for our clinical development of NKTR-214, NKTR-358, NKTR-262, and preclinical activities for NKTR-255. In addition, the increase in research and development expense during the year ended December 31, 2017 compared with the year ended December 31, 2016 includes increased costs related to personnel and outside services. Research and development expense increased during the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to costs incurred in our NKTR-214 clinical and NKTR-358 pre-clinical programs as well as increased headcount costs, partially offset by a decrease in our ONZEALDTM program costs.

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

	Clinical	Year Ended December 31,
	Study Status(1)	2017	2016	2015
NKTR-181 (mu-opioid analgesic molecule for chronic pain)	Phase 3	$41,680	$46,783	$45,307
NKTR-214 (cytokine immunostimulatory therapy)(2)	Phase 1/2	33,834	16,118	8,637
ONZEALDTM (topoisomerase I inhibitor-polymer conjugate)	Phase 3	15,052	14,940	19,295
BAY41-6551 (Amikacin Inhale)(3)	Phase 3	10,977	10,995	9,947
NKTR-358	Phase 1	10,607	5,695	132
NKTR-255	Pre-clinical	4,881	1,297	76
NKTR-262	Phase 1	4,837	11	—
Other product candidates	Various	3,500	2,358	5,917
Total third party and direct materials costs		125,368	98,197	89,311
Personnel, overhead and other costs		113,466	84,563	77,752
Stock-based compensation and depreciation		29,627	21,041	15,724
Research and development expense		$268,461	$203,801	$182,787

(1)	Clinical Study Status definitions are provided in the chart found in Part I, Item 1. Business.
(2)	The amount for the year ended December 31, 2017 includes $7.8 million of clinical study cost reimbursements from BMS under our collaboration. No reimbursement amounts were recorded in 2016 and 2015.
(3)

We partnered this program with Bayer Healthcare LLC in August 2007. As part of the Novartis Pulmonary Asset Sale in 2008, we retained an exclusive license to this technology for the development and commercialization of this drug candidate.  In November 2017, Bayer announced that its two Phase 3 studies of Amikacin Inhale both failed to meet their primary and secondary endpoints and, in December 2017, Bayer terminated our collaboration to develop Amikacin Inhale.

We expect research and development expense to increase significantly in 2018 compared to 2017 primarily as a result of the development of NKTR-214 under the BMS Collaboration Agreement. In 2018, we plan to continue and expand a broad clinical development program for NKTR-214. Under the BMS Collaboration Agreement, we and BMS will jointly develop NKTR-214 in combination with BMS’s Opdivo® (nivolumab) and Opdivo® plus Yervoy® (ipilimumab), in more than 20 indications across nine tumor types, as well as potential combinations with other anti-cancer agents from BMS, us and third parties.

In addition, we are collaborating with Lilly to develop NKTR-358 and are continuing its Phase 1 clinical development program in 2018. We have initiated start-up activities on our Phase 1/2 program for NKTR-262 and plan to enroll the initial patients in the second quarter of 2018. We plan to file an IND for NKTR-255 in 2019. The timing and amount of our future clinical investments will vary significantly based upon our evaluation of ongoing clinical results and the structure, timing, and scope of potential collaboration partnerships (if any) for these programs. We plan to file an NDA for NKTR-181 in the first half of 2018 and plan to pursue a collaboration to secure a development and commercialization partner to fund further development for NKTR-181 through direct program funding, up-front payments, milestones, or a combination thereof. In addition, we expect non-cash stock-based compensation expense to increase in 2018 due to the increase in our stock price.

In addition to our drug candidates that we plan to evaluate in clinical development during 2018 and beyond, we believe it is vitally important to continue our substantial investment in a pipeline of new drug candidates to continue to build the value of our drug candidate pipeline and our business. Our discovery research organization is identifying new drug candidates by applying our polymer conjugation technology platform to a wide range of molecule classes, including small molecules and large proteins, peptides and antibodies, across multiple therapeutic areas. We plan to continue to advance our most promising early research drug candidates into preclinical development with the objective to advance these early stage research programs to human clinical studies over the next several years.

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

Furthermore, our strategy includes the potential of entering into collaborations with third parties to participate in the development and commercialization of some of our drug candidates such as those collaborations that we have already completed for NKTR-214 and MOVANTIK®. In these situations, the clinical development program and process for a drug candidate and the estimated completion date will largely be under the control of that third party and not under our control. We cannot forecast with any degree of certainty which of our drug candidates will be subject to future collaborations or how such arrangements would affect our development plans or capital requirements.

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

General and administrative expense (in thousands, except percentages)

	Year Ended December 31,			Increase/ (Decrease) 2017 vs.	Increase/ (Decrease) 2016 vs.	Percentage Increase/ (Decrease) 2017 vs.	Percentage Increase/ (Decrease) 2016 vs.
	2017	2016	2015	2016	2015	2016	2015
General and administrative expense	$52,364	$44,275	$43,266	$8,089	$1,009	18%	2%

General and administrative expense includes the cost of administrative staffing, business development, marketing, finance, and legal activities. General and administrative expense increased during the year ended December 31, 2017 compared with the year ended December 31, 2016 primarily due to increased costs related to personnel, facilities and outside services. General and administrative expense increased marginally during the year ended December 31, 2016 compared to the year ended December 31, 2015. In 2018, we expect general and administrative expenses to increase compared to 2017, including an increase in non-cash stock-based compensation expense due to the increase in our stock price.

Interest expense (in thousands, except percentages)

	Year Ended December 31,			Increase/ (Decrease) 2017 vs.	Increase/ (Decrease) 2016 vs.	Percentage Increase/ (Decrease) 2017 vs.	Percentage Increase/ (Decrease) 2016 vs.
	2017	2016	2015	2016	2015	2016	2015
Interest expense	$22,085	$22,468	$18,282	$(383)	$4,186	(2)%	23%
Non-cash interest expense on liability related to sale of future royalties	$18,869	$19,712	$20,619	$(843)	$(907)	(4)%	(4)%

Interest expense for the year ended December 31, 2017 decreased marginally compared with the year ended December 31, 2016 due to decreased interest expense from our capital leases. Interest expense for the year ended December 31, 2016 increased compared to the year ended December 31, 2015 due primarily to our secured notes transaction completed in October 2015. As is further described in Note 5 to our Consolidated Financial Statements, on October 5, 2015, we issued $250.0 million in aggregate principal amount of 7.75% senior secured notes due October 2020 and used a portion of the proceeds from these notes to redeem the $125.0 million in aggregate principal amount of 12.0% senior secured notes due July 2017. Interest on the 7.75% senior secured notes is calculated based on actual days outstanding over a 360-day year. We expect interest expense in 2018 to decrease marginally compared to 2017.

Non-cash interest expense on the liability related to sale of future royalties for the years ended December 31, 2017 and 2016 decreased marginally as compared to the years ended December 31, 2016 and 2015, respectively, due to the decrease in 2017 and 2016, respectively, of the average balance of the related liability as that liability balance amortizes. On February 24, 2012, we sold all of our rights to receive future royalty payments on CIMZIA® and MIRCERA® in exchange for $124.0 million. As described in Note 7 to our Consolidated Financial Statements, this royalty sale transaction has been recorded as a liability that amortizes over the estimated royalty payment period as CIMZIA® and MIRCERA® royalties are remitted directly to the purchaser. We impute interest on the transaction and record interest expense at the effective interest rate, which we estimated to be approximately 17% from inception to 2017. During the three month period ended December 31, 2017, as a result of increases in the forecasted sales of CIMZIA®, our estimate of the effective annual interest rate over the life of the agreement increased to approximately 17.6%, which results in a prospective interest rate of 21%.  There are a number of factors that could materially affect the estimated interest rate, in particular, the amount and timing of royalty payments from future net sales of CIMZIA® and MIRCERA®, and we will assess this estimate on a periodic basis. As a result, future interest rates could differ significantly and any such change in interest rate will be adjusted prospectively. Unless we adjust our estimated interest rate, we expect non-cash interest expense on the liability related to sale of future royalties for 2018 to increase marginally compared with 2017 as a result of the increase of the estimated prospective interest rate noted above.

Impairment of equipment and other costs for terminated program

As described in Note 4 to our Consolidated Financial Statements, in December 2017, Bayer terminated our collaboration to develop Amikacin Inhale.  As a result of the termination of the program, in the year ended December 31, 2017, we wrote off program-specific manufacturing equipment with a net book value of $15.1 million. In addition, in the year ended December 31, 2017, we incurred approximately $0.9 million of other program termination costs related to our manufacturing obligations.

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

Liquidity and Capital Resources

We have financed our operations primarily through revenue from product sales, royalties and strategic collaboration agreements, as well as public offering and private placements of debt and equity securities. At December 31, 2017, we had approximately $353.2 million in cash and investments in marketable securities and had debt of $250.0 million in principal of senior secured notes due in October 2020.

We estimate that we have working capital to fund our current business plans through at least March 1, 2019. We expect the clinical development of our proprietary drug candidates including NKTR-214, NKTR-358, NKTR-262, NKTR-255, NKTR-181, and ONZEALDTM will continue to require significant investment in order to continue to advance in clinical development with the objective of entering into a collaboration partnership or obtaining regulatory approval. In the past, we have received a number of significant payments from collaboration agreements and other significant transactions. In July 2017, we entered into a collaboration agreement for NKTR-358 with Lilly, under which we received a $150.0 million upfront payment. Subject to the closing of the BMS Collaboration Agreement and the Purchase Agreement, BMS will pay us a non-refundable upfront cash payment of $1.0 billion and purchase $850.0 million of shares of our common stock at a purchase price of $102.60 per share. We have no credit facility or any other sources of committed capital.  In the future, we expect to receive increasing royalties from commercial sales of products such as MOVANTIK®, MOVENTIG® and ADYNOVATE® as they continue to increase sales.  We also expect potential substantial payments from future collaboration transactions if drug candidates in our pipeline achieve positive clinical or regulatory outcomes. Our current business plan is also subject to significant uncertainties and risks as a result of, among other factors, clinical and regulatory outcomes for NKTR-214, the sales levels of products for which we are entitled to royalties such as MOVANTIK®, MOVENTIG® and

ADYNOVATE®, clinical program outcomes, whether, when and on what terms we are able to enter into new collaboration transactions, expenses being higher than anticipated, unplanned expenses, cash receipts being lower than anticipated, and the need to satisfy contingent liabilities, including litigation matters and indemnification obligations.

The availability and terms of various financing alternatives substantially depend on many factors including the success or failure of drug development programs in our pipeline, including NKTR-214, NKTR-181, NKTR-358, NKTR-262, and NKTR-255 as well as other early stage development programs. The availability and terms of financing alternatives and any future significant payments from existing or new collaborations depend on the positive outcome of ongoing or planned clinical studies, whether we or our partners are successful in obtaining regulatory authority approvals in major markets, and if approved, the commercial success of these drugs, as well as general capital market conditions. We will pursue various financing alternatives as needed to continue to fund our research and development activities and to fund the expansion of our business as appropriate.

Due to the potential for adverse developments in the credit markets, we may experience reduced liquidity with respect to some of our investments in marketable securities. These investments are generally held to maturity, which, in accordance with our investment policy, is less than two years. However, if the need arises to liquidate such securities before maturity, we may experience losses on liquidation. At December 31, 2017, the average time to maturity of the investments held in our portfolio was approximately eight months. To date we have not experienced any liquidity issues with respect to these securities. We believe that, even allowing for potential liquidity issues with respect to these securities, our remaining cash and investments in marketable securities will be sufficient to meet our anticipated cash needs for at least the next twelve months.

Cash flows from operating activities

Cash flows used in operating activities for the year ended December 31, 2017 totaled $80.4 million, which includes $225.3 million of net operating cash uses as well as $19.6 million for interest payments on our senior secured notes and the $12.5 million termination payment to Daiichi in December 2017 related to our ONZEALDTM collaboration arrangement in Europe, partially offset by the receipt of $150.0 million upfront payment in September 2017 from our collaboration agreement with Lilly for NKTR-358, the receipt of $12.0 million in November 2017 related to our collaboration agreement with Baxalta and the receipt of $15.0 million in December 2017 resulting from a settlement agreement related to our collaboration agreement with MAP Pharmaceuticals, Inc.

Cash flows used in operating activities for the year ended December 31, 2016 totaled $117.0 million, which includes $158.3 million of net operating cash uses as well as $19.7 million for interest payments on our senior secured notes, partially offset by the receipt of $31.0 million of payments from AstraZeneca related to its sub-license to Kirin, the receipt of a $20.0 million upfront payment in August 2016 from Daiichi related to our ONZEALDTM collaboration arrangement in Europe, as well as the receipt of a $10.0 million milestone in January 2016 from our Baxalta collaboration agreement, which was recorded in accounts receivable in our Consolidated Balance Sheet at December 31, 2015.

Cash flows used in operating activities for the year ended December 31, 2015 totaled $73.1 million, which includes $196.3 million of net operating cash uses as well as $18.8 million for interest payments on our senior secured notes, partially offset by the receipt of $142.0 million of milestones and other contingent payments from collaboration agreements.

We expect that cash flows used in operating activities, excluding upfront, milestone and other contingent payments received, if any, will increase in the full year of 2018 compared to 2017 primarily as a result of increased research and development expenses.

Cash flows from investing activities

We paid $9.7 million, $6.4 million, and $11.2 million to purchase property, plant and equipment in the years ended December 31, 2017, 2016, and 2015, respectively. We expect our capital expenditures in 2018 to increase compared to 2017.

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

We received proceeds from issuance of common stock related to our employee option and stock purchase plans of $59.5 million, $20.3 million, and $32.2 million in the years ended December 31, 2017, 2016, and 2015, respectively.

Contractual Obligations (in thousands)

	Payments Due by Period
	Total	<=1 Yr 2018	2-3 Yrs 2019-2020	4-5 Yrs 2021-2022	2023+
Obligations(1)
7.75% senior secured notes due October 2020, including interest	$308,394	$19,644	$288,750	$—	$—
Operating leases(2)	106,250	5,965	11,395	17,763	71,127
Purchase commitments(3)	16,456	16,456	—	—	—
	$431,100	$42,065	$300,145	$17,763	$71,127

(1)	The above table does not include certain commitments and contingencies which are discussed in Note 8 of Item 8. Financial Statements and Supplementary Data.
(2)	These amounts primarily result from our Mission Bay Facility lease, which expires in 2030. The lease is discussed in Note 6 of Item 8. Financial Statements and Supplementary Data.
(3)

Substantially all of this amount was subject to open purchase orders as of December 31, 2017 that were issued under existing contracts. This amount does not represent minimum contract termination liabilities for our existing contracts.

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

Revenue Recognition

License, collaboration and other research revenue is recognized based on the facts and circumstances of each contractual agreement and includes amortization of upfront fees. We defer income under contractual agreements when we have further obligations that indicate that a separate earnings process has not been completed. The amount of upfront fees and other payments received under our license and collaboration agreements that are allocated to our continuing obligations are generally recognized ratably over our expected performance period under each arrangement. Management makes its best estimate of the period over which we expect to fulfill our performance obligations, which may include technology transfer assistance, research and development activities, or manufacturing activities through the completion of clinical development or the termination or expiration of the collaboration agreement. Given the complexities and uncertainties of collaboration arrangements, significant judgment is required by management to determine the duration of the performance period. Our original estimates are periodically evaluated to determine if circumstances have caused the estimates to change and if so, amortization of revenue is adjusted prospectively.

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

Clinical Trial Accruals

We record accruals for the estimated costs of our clinical study activities performed by third parties. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to our vendors. Payments under the contracts depend on factors such as the achievement of certain events, successful enrollment of patients and completion of certain clinical trial activities. We generally accrue costs associated with the start-up and reporting phases of the clinical studies ratably over the estimated duration of the start-up and reporting phases. We generally accrue costs associated with the treatment phase of clinical studies based on the total estimated cost of the treatment phase on a per patient basis and we expense the per patient cost ratably over the estimated patient treatment period based on patient enrollment in the studies. In specific circumstances, such as for certain time-based costs, we recognize clinical trial expenses using a methodology that we consider to be more reflective of the timing of costs incurred. Advance payments for goods or services that will be used or rendered for future research and development activities are capitalized as prepaid expenses and recognized as expense as the related goods are delivered or the related services are performed. We base our estimates on the best information available at the time. However, additional information may become available to us which may allow us to make a more accurate estimate in future periods. In this event, we may be required to record adjustments to research and development expenses in future periods when the actual level of activity becomes more certain. Such increases or decreases in cost are generally considered to be changes in estimates and will be reflected in research and development expenses in the period identified.

Stock-Based Compensation

We use the Black-Scholes option pricing model for each respective grant to determine the estimated fair value of stock options on the date of grant (grant date fair value).  We expense the estimated fair value of each award ratably over the expected service period of the award and recognize forfeitures as they occur.  The Black-Scholes option pricing model requires the input of highly subjective assumptions. These variables include, but are not limited to, our stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect fair value estimates, in management’s opinion, the existing models may not provide a reliable single measure of the fair value of our employee stock options. Management continually assesses the assumptions and methodologies used to calculate the estimated fair value of stock-based compensation. In addition, for awards that vest upon the achievement of performance milestones, we estimate whether the awards will vest and the vesting period based on our evaluation of the probability of achievement of each respective milestone and the related estimated date of achievement. Circumstances may change and additional data may become available over time, which could result in changes to the assumptions and methodologies, and which could materially impact our fair value determination, as well as our stock-based compensation expense.

Non-cash Interest Expense on Liability Related to Sale of Future Royalties

In February 2012, we sold all of our rights to receive future royalty payments from sales of the CIMZIA® and MIRCERA® drug products marketed by UCB and Roche, respectively. Although we are required to make payments to the purchaser (RPI) only in certain situations, including the event of our breach of a representation, warranty or covenant in the Purchase and Sale Agreement that gives rise to a liability in accordance with the terms and conditions of such agreement, this royalty sale transaction was recorded as a liability (Royalty Obligation) that we will amortize using the interest method over the estimated life of the Purchase and Sale Agreement. As a result, we impute interest on the transaction and record interest expense at the estimated interest rate. Our estimate of the interest rate under the agreement is based on the amount of royalty payments to be received by RPI over the life of the arrangement and payments we are required to make to RPI under the agreement. We will periodically assess the expected royalty payments to RPI from UCB and Roche using a combination of historical results and forecasts from market data sources. To the extent such payments are greater or less than our initial estimates or the timing of such payments is materially different than our original estimates, we will prospectively adjust the amortization of the Royalty Obligation. There are a number of factors that could materially affect the amount and timing of royalty payments from CIMZIA® and MIRCERA®, most of which are not within our control. Such factors include, but are not limited to, changing standards of care, the introduction of competing products, manufacturing or other delays, biosimilar competition, intellectual property matters, adverse events that result in health authority imposed restrictions on the use of the drug products, significant changes in foreign exchange rates as the royalties remitted to RPI are made in U.S. dollars (USD)

while significant portions of the underlying sales of CIMZIA® and MIRCERA® are made in currencies other than USD, and other events or circumstances that result in reduced royalty payments from CIMZIA® and MIRCERA®, all of which would result in a reduction of non-cash royalty revenue and non-cash interest expense over the life of the Royalty Obligation. Conversely, if sales of CIMZIA® and MIRCERA® are higher than expected, non-cash royalty revenue and non-cash interest expense would be greater over the term of the Royalty Obligation. During the three month period ended December 31, 2017, as a result of increases in the forecasted sales of CIMZIA®, our estimate of the effective annual interest rate over the life of the agreement increased from 17% to approximately 17.6%, which results in a prospective interest rate of 21%.  If we had determined that the interest rate used in 2017 should have been one percentage point higher than our quarterly estimates during 2017, the non-cash interest expense recognized in the year ended December 31, 2017 and the Royalty Obligation balance as of December 31, 2017 would have increased by $1.1 million. If we had determined that the interest rate used in 2017 should have been 21% during 2017, the non-cash interest expense recognized in the year ended December 31, 2017 and the Royalty Obligation balance as of December 31, 2017 would have increased by $3.5 million.

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

We are continuing to assess the impact of the new guidance on our accounting policies and procedures and are evaluating the new requirements as applied to existing collaboration agreements, both in terms of the cumulative adjustment to opening accumulated deficit and our subsequent recognition of revenue. Since each collaboration agreement is unique, we will separately assess each agreement (see Note 10 for a discussion of our existing collaboration agreements) under the new standard. We anticipate that the adoption of ASC 606 will have the following impact to our revenue recognition for a collaboration agreement:

(i) Changes in revenue recognition for distinct licenses of functional intellectual property may result in a timing difference of revenue recognition between the current literature and ASC 606. For certain of our arrangements, the value associated with the licenses and certain other deliverables have been assessed as one unit of accounting and recognized over a period of time in which services are rendered or made available to our customer pursuant to revenue recognition guidance in effect for such arrangements at the time such arrangements commenced. For certain other arrangements, under current ASC 605 guidance, we identified the value of the license as a separate unit of accounting and recognize revenue upon issuance of the license. Under ASC 606, we may continue to recognize revenue for such licenses upon delivery of the license.

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

We currently estimate that, upon adoption on January 1, 2018, we will record an adjustment to decrease our accumulated deficit by approximately $11.0 million to $13.0 million for amounts that would be recognized as of December 31, 2017 under ASC 606, but are not recognized under the current ASC 605 guidance. This estimated adjustment primarily consists of approximately $11.0 million for the accrual of royalties due to us related to net sales in the three months ended December 31, 2017 that we would have recognized in 2018 under current guidance.  The estimated adjustment also includes up to approximately $2.0 million related to the recognition of the unamortized portion of upfront payments under ASC 606 that are required to be deferred as of December 31, 2017 under current guidance.  We will finalize our assessments in the first quarter of 2018 as we adopt ASC 606.

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

A hypothetical 50 basis point increase in interest rates would result in an approximate $1.1 million decrease, less than 1%, in the fair value of our available-for-sale securities at December 31, 2017. This potential change is based on sensitivity analyses performed on our investment securities at December 31, 2017. Actual results may differ materially. The same hypothetical 50 basis point increase in interest rates would have resulted in an approximate $0.8 million decrease, less than 1%, in the fair value of our available-for-sale securities at December 31, 2016.

As of December 31, 2017, we held $347.3 million of available-for-sale investments, excluding money market funds, with an average time to maturity of eight months. To date we have not experienced any liquidity issues with respect to these securities, but should such issues arise, we may be required to hold some, or all, of these securities until maturity. We believe that, even allowing for potential liquidity issues with respect to these securities, our remaining cash, cash equivalents, and investments in marketable securities will be sufficient to meet our anticipated cash needs for at least the next twelve months. Based on our available cash and our expected operating cash requirements, we currently do not intend to sell these securities prior to maturity and it is more likely than not that we will not be required to sell these securities before we recover the amortized cost basis. Accordingly, we believe there are no other-than-temporary impairments on these securities and have not recorded any provisions for impairment.

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

NEKTAR THERAPEUTICS

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Nektar Therapeutics

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nektar Therapeutics (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1993.

Redwood City, California
March 1, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Nektar Therapeutics

Opinion on Internal Control over Financial Reporting

We have audited Nektar Therapeutics’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Nektar Therapeutics (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated March 1, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Redwood City, California
March 1, 2018

NEKTAR THERAPEUTICS

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value information)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$4,762	$59,640
Short-term investments	291,370	329,462
Accounts receivable, net of allowance of nil at December 31, 2017 and 2016	5,014	15,678
Inventory	10,726	11,109
Other current assets	14,948	10,063
Total current assets	326,820	425,952
Long-term investments	57,088	—
Property, plant and equipment, net	47,463	65,601
Goodwill	76,501	76,501
Other assets	994	817
Total assets	$508,866	$568,871
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,782	$2,816
Accrued compensation	8,263	18,280
Accrued clinical trial expenses	9,461	7,958
Other accrued expenses	10,064	4,711
Interest payable	4,198	4,198
Liability related to refundable upfront payment	—	12,500
Deferred revenue, current portion	18,949	14,352
Other current liabilities	446	7,407
Total current liabilities	56,163	72,222
Senior secured notes, net	245,207	243,464
Liability related to the sale of future royalties, net	94,655	105,950
Deferred revenue, less current portion	19,021	51,887
Other long-term liabilities	5,992	7,223
Total liabilities	421,038	480,746
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares designated, issued or outstanding at December 31, 2017 or 2016	—	—
Common stock, $0.0001 par value; 300,000 shares authorized; 159,524 shares and 153,212 shares issued and outstanding at December 31, 2017 and 2016, respectively	15	15
Capital in excess of par value	2,207,865	2,111,483
Accumulated other comprehensive loss	(2,111)	(2,363)
Accumulated deficit	(2,117,941)	(2,021,010)
Total stockholders’ equity	87,828	88,125
Total liabilities and stockholders’ equity	$508,866	$568,871

The accompanying notes are an integral part of these consolidated financial statements.

NEKTAR THERAPEUTICS

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

	Year Ended December 31,
	2017	2016	2015
Revenue:
Product sales	$32,688	$55,354	$40,155
Royalty revenue	33,527	19,542	2,967
Non-cash royalty revenue related to sale of future royalties	30,531	30,158	22,058
License, collaboration and other revenue	210,965	60,382	165,604
Total revenue	307,711	165,436	230,784
Operating costs and expenses:
Cost of goods sold	30,547	30,215	34,102
Research and development	268,461	203,801	182,787
General and administrative	52,364	44,275	43,266
Impairment of equipment and other costs for terminated program	15,981	—	—
Total operating costs and expenses	367,353	278,291	260,155
Loss from operations	(59,642)	(112,855)	(29,371)
Non-operating income (expense):
Interest expense	(22,085)	(22,468)	(18,282)
Non-cash interest expense on liability related to sale of future royalties	(18,869)	(19,712)	(20,619)
Loss on extinguishment of debt	—	—	(14,079)
Interest income and other income (expense), net	4,520	2,387	1,680
Total non-operating expense, net	(36,434)	(39,793)	(51,300)
Loss before provision for income taxes	(96,076)	(152,648)	(80,671)
Provision for income taxes	616	876	506
Net loss	$(96,692)	$(153,524)	$(81,177)
Basic and diluted net loss per share	$(0.62)	$(1.10)	$(0.61)
Weighted average shares outstanding used in computing basic and diluted net loss per share	155,953	139,596	132,458

The accompanying notes are an integral part of these consolidated financial statements.

NEKTAR THERAPEUTICS

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net loss	$(96,692)	$(153,524)	$(81,177)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale investments, net of tax	(533)	79	(226)
Net foreign currency translation gain (loss)	785	(272)	(377)
Other comprehensive income (loss), net of tax	252	(193)	(603)
Comprehensive loss	$(96,440)	$(153,717)	$(81,780)

The accompanying notes are an integral part of these consolidated financial statements.

NEKTAR THERAPEUTICS

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Shares	Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2014	131,216	$13	$1,824,195	$(1,567)	$(1,786,309)	$36,332
Shares issued under equity compensation plans	4,073	—	32,208	—	—	32,208
Stock-based compensation	—	—	19,669	—	—	19,669
Other comprehensive loss	—	—	—	(603)	—	(603)
Net loss	—	—	—	—	(81,177)	(81,177)
Balance at December 31, 2015	135,289	13	1,876,072	(2,170)	(1,867,486)	6,429
Sale of common stock, net of issuance costs of $439	14,950	2	189,274	—	—	189,276
Shares issued under equity compensation plans	2,973	—	20,287	—	—	20,287
Stock-based compensation	—	—	25,850	—	—	25,850
Other comprehensive loss	—	—	—	(193)	—	(193)
Net loss	—	—	—	—	(153,524)	(153,524)
Balance at December 31, 2016	153,212	15	2,111,483	(2,363)	(2,021,010)	88,125
Shares issued under equity compensation plans	6,312	—	59,528	—	—	59,528
Stock-based compensation	—	—	36,615	—	—	36,615
Other comprehensive loss	—	—	239	252	(239)	252
Net loss	—	—	—	—	(96,692)	(96,692)
Balance at December 31, 2017	159,524	$15	$2,207,865	$(2,111)	$(2,117,941)	$87,828

The accompanying notes are an integral part of these consolidated financial statements.

NEKTAR THERAPEUTICS

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(96,692)	$(153,524)	$(81,177)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash royalty revenue related to sale of future royalties	(30,531)	(30,158)	(22,058)
Non-cash interest expense on liability related to sale of future royalties	18,869	19,712	20,619
Stock-based compensation	36,615	25,850	19,669
Depreciation and amortization	14,741	15,351	12,855
Loss from redemption premium and incremental interest on 12% senior secured notes	—	—	12,500
Write-off of deferred financing costs on 12% senior secured notes	—	—	1,579
Impairment of equipment from terminated program	15,081	—	—
Other non-cash transactions	(881)	(2,185)	(2,365)
Changes in operating assets and liabilities:
Accounts receivable, net	10,664	4,269	(16,340)
Inventory	383	237	1,606
Other assets	(4,800)	(312)	(825)
Accounts payable	2,074	518	(412)
Accrued compensation	(10,017)	12,282	249
Accrued clinical trial expenses	1,503	(262)	512
Other accrued expenses	5,774	191	(2,278)
Interest payable	—	—	(2,719)
Liability related to refundable upfront payment	(12,500)	12,500	—
Deferred revenue	(28,269)	(17,615)	(17,530)
Other liabilities	(2,428)	(3,878)	3,032
Net cash used in operating activities	(80,414)	(117,024)	(73,083)
Cash flows from investing activities:
Purchases of investments	(404,425)	(334,659)	(297,608)
Maturities of investments	347,743	253,682	226,923
Sales of investments	37,549	4,969	42,544
Release of restricted cash	—	—	25,000
Purchases of property, plant and equipment	(9,676)	(6,392)	(11,195)
Net cash used in investing activities	(28,809)	(82,400)	(14,336)
Cash flows from financing activities:
Payment of capital lease obligations	(5,131)	(5,945)	(5,187)
Proceeds from shares issued under equity compensation plans	59,522	20,287	32,208
Issuance of common stock, net of issuance costs	—	189,276	—
Proceeds from issuance of 7.75% senior secured notes, net of issuance costs	—	—	241,262
Repayment of 12% senior secured notes	—	—	(125,000)
Payment of redemption premium and incremental interest on 12% senior secured notes	—	—	(12,500)
Net cash provided by financing activities	54,391	203,618	130,783
Effect of exchange rates on cash and cash equivalents	(46)	(124)	(159)
Net increase (decrease) in cash and cash equivalents	(54,878)	4,070	43,205
Cash and cash equivalents at beginning of year	59,640	55,570	12,365
Cash and cash equivalents at end of year	$4,762	$59,640	$55,570
Supplemental disclosure of cash flow information:
Cash paid for interest	$20,116	$20,589	$20,225
Cash paid for income taxes	$556	$757	$860

The accompanying notes are an integral part of these consolidated financial statements.

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

Note 1 — Organization and Summary of Significant Accounting Policies

Organization

We are a research-based biopharmaceutical company headquartered in San Francisco, California and incorporated in Delaware. We are developing a pipeline of drug candidates that utilize our advanced polymer conjugate technology platforms, which are designed to enable the development of new molecular entities that target known mechanisms of action. Our research and development pipeline of new investigational drugs includes treatments for cancer, autoimmune disease and chronic pain.

Our research and development activities have required significant ongoing investment to date and are expected to continue to require significant investment. As a result, we expect to continue to incur substantial losses and negative cash flows from operations in the future. We have financed our operations primarily through cash generated from licensing, collaboration and manufacturing agreements and financing transactions. At December 31, 2017, we had approximately $353.2 million in cash and investments in marketable securities and had debt of $250.0 million in principal of senior secured notes due in October 2020.

Basis of Presentation, Principles of Consolidation and Use of Estimates

Our consolidated financial statements include the financial position, results of operations and cash flows of our wholly-owned subsidiaries: Nektar Therapeutics (India) Private Limited and Nektar Therapeutics UK Limited. All intercompany accounts and transactions have been eliminated in consolidation.

Our Consolidated Financial Statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting our consolidated financial results. Translation gains and losses are included in accumulated other comprehensive income (loss) in the stockholders’ equity section of the Consolidated Balance Sheets. To date, such cumulative translation adjustments have not been significant to our consolidated financial position. Aggregate gross foreign currency transaction gains (losses) recorded in operations for the years ended December 31, 2017, 2016, and 2015 were not significant.

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

Cash, Cash Equivalents, and Investments, and Fair Value of Financial Instruments

We consider all investments in marketable securities with an original maturity of three months or less when purchased to be cash equivalents. Investments in securities with remaining maturities of less than one year, or where our intent is to use the investments to fund current operations or to make them available for current operations, are classified as short-term investments.  Investments in securities with remaining maturities of over one year are classified as long-term investments.

Investments are designated as available-for-sale and are carried at fair value, with unrealized gains and losses reported in stockholders’ equity as accumulated other comprehensive income (loss). The disclosed fair value related to our cash equivalents and investments is based on market prices from a variety of industry standard data providers and generally represent quoted prices for similar assets in active markets or have been derived from observable market data.

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

Our cash, cash equivalents, short-term investments and long-term investments are exposed to credit risk in the event of default by the third parties that hold or issue such assets. Our cash, cash equivalents, short-term investments and long-term investments are held by financial institutions that management believes are of high credit quality. Our investment policy limits investments to fixed income securities denominated and payable in U.S. dollars such as U.S. government obligations, money market instruments and funds, and corporate bonds and places restrictions on maturities and concentrations by type and issuer.

Accounts Receivable and Significant Customer Concentrations

Our customers are primarily pharmaceutical and biotechnology companies that are located in the U.S. and Europe and with whom we have multi-year arrangements. Our accounts receivable balance contains billed and unbilled trade receivables from product sales, milestones, other contingent payments and royalties, as well as time and materials based billings from collaborative research and development agreements. When appropriate, we provide for an allowance for doubtful accounts by reserving for specifically identified doubtful accounts. We generally do not require collateral from our customers. We perform a regular review of our customers’ credit risk and payment histories, including payments made subsequent to year-end. We have not experienced significant credit losses from our accounts receivable. At December 31, 2017, four different customers represented 43%, 20%, 19% and 14%, respectively, of our accounts receivable. At December 31, 2016, three different customers represented 39%, 32%, and 13%, respectively, of our accounts receivable.

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

Long-Lived Assets

Property, plant and equipment are stated at cost. Major improvements are capitalized, while maintenance and repairs are expensed when incurred. Manufacturing, laboratory and other equipment are depreciated using the straight-line method generally over estimated useful lives of three to ten years. Buildings are depreciated using the straight-line method generally over the estimated useful life of twenty years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life or the remaining term of the lease.

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

We assess the impairment of long-lived assets whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. When such events occur, we determine whether there has been an impairment in value by comparing the carrying value of the asset with its fair value, as measured by the anticipated undiscounted net cash flows associated with the asset. In the case of goodwill impairment, market capitalization is generally used as the measure of fair value. If an impairment in value exists, the asset is written down to its estimated fair value.

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

Product sales

Product sales are primarily derived from fixed price manufacturing and supply agreements with our collaboration partners. Our products are tested for adherence to technical specifications prior to shipment, accordingly, we have not experienced any significant returns from our customers.

Royalty revenue

Generally, we are entitled to royalties from our collaboration partners based on the net sales of their approved drugs that are marketed and sold in one or more countries where we hold royalty rights. We recognize royalty revenue when the cash is received or when the royalty amount to be received is estimable and collection is reasonably assured. With respect to the non-cash royalties related to our sale of future royalties described in Note 7, revenue is recognized when estimable, otherwise, revenue is recognized during the period in which the related royalty report is received, which generally occurs in the quarter after the applicable product sales are made.

License, collaboration and other revenue

The amount of upfront fees and other payments received by us in license and collaboration arrangements that are allocated to continuing performance obligations, such as manufacturing and supply obligations, is deferred and generally recognized ratably over our expected performance period under each respective arrangement. We make our best estimate of the period over which we expect to fulfill our performance obligations, which may include technology transfer assistance, research activities, clinical development activities, and manufacturing activities from research and development through the commercialization of the product. Given the uncertainties of these collaboration arrangements, significant judgment is required to determine the duration of the performance period and this estimate is periodically re-evaluated.  Upon the termination of each of our license and collaboration arrangements and if no additional services are required to be performed by us, all non-refundable, non-creditable amounts previously deferred from the arrangement are recognized as revenue.

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

Our license and collaboration agreements with our partners provide for payments to us upon the achievement of development milestones, such as the completion of clinical trials or regulatory submissions, approvals by regulatory authorities, and commercial launches of drugs. Given the challenges inherent in developing and obtaining regulatory approval for drug products and in achieving commercial launches, there was substantial uncertainty whether any such milestones would be achieved at the time of execution of these licensing and collaboration agreements. In addition, we evaluated whether the development milestones met the remaining criteria to be considered substantive. As a result of our analysis, we consider our remaining development milestones under all of our license and collaboration agreements to be substantive and, accordingly, we recognize as revenue payments received from each milestone only if and as such milestone is achieved.

Our license and collaboration agreements with certain partners also provide for contingent payments to us based solely upon the performance of the respective partner. For such contingent amounts, we recognize the payments as revenue when earned under the applicable contract, which is generally upon completion of performance by the respective partner, provided that collection is reasonably assured.

Our license and collaboration agreements with our partners also provide for payments to us upon the achievement of specified sales volumes of approved drugs. We consider these payments to be similar to royalty payments and we recognize such sales-based payments upon achievement of such sales volumes, provided that collection is reasonably assured.

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

We expense the value of the portion of the option or award on a straight line basis over the requisite service periods in our Consolidated Statements of Operations and recognize forfeitures of options and awards as they occur. For options and awards that vest upon the achievement of performance milestones, we estimate the vesting period based on our evaluation of the probability of achievement of each respective milestone and the related estimated date of achievement. Stock-based compensation expense for purchases under the ESPP is recognized over the respective six-month purchase period. Expense amounts are recorded in cost of goods sold, research and development expense, and general and administrative expense based on the function of the applicable employee. Stock-based compensation charges are non-cash charges and as such have no impact on our reported cash flows.

Net Loss Per Share

Basic net loss per share is calculated based on the weighted-average number of common shares outstanding during the periods presented. For all periods presented in the Consolidated Statements of Operations, basic and diluted net loss per share are the same due to our net losses and the requirement to exclude potentially dilutive securities which would have an anti-dilutive effect on net loss per share. During 2017, 2016 and 2015, potentially dilutive securities consisted of common shares underlying outstanding stock options and RSUs. There were weighted average outstanding stock options and RSUs of 20.6 million, 19.9 million and 21.1 million during the years ended December 31, 2017, 2016 and 2015, respectively.

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

We utilize a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon tax authority examination, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount of benefit, determined on a cumulative probability basis, that is more than 50% likely of being realized upon ultimate settlement.

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

Adoption of New Accounting Principle

In March 2016, the Financial Accounting Standards Board (FASB) issued guidance to simplify several aspects of employee share-based payment accounting, including forfeitures, income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance was effective for our interim and annual periods beginning January 1, 2017. As a result of the adoption of this guidance, as of January 1, 2017, we recorded a $0.2 million charge to our accumulated deficit in our Consolidated Balance Sheet related to our election to recognize forfeitures of awards as they occur. In addition, prior to adoption of this guidance, tax attributes related to stock option windfall deductions were not recorded until they resulted in a reduction of cash tax payable. As of December 31, 2016, the excluded windfall deductions for federal and state purposes were $20.6 million and $9.8 million, respectively. Upon adoption, we recognized the excluded windfall deductions as a deferred tax asset on a tax-effected basis with a corresponding increase in the valuation allowance.

In November 2015, the FASB issued guidance to require that deferred tax assets and liabilities be classified as noncurrent on the balance sheet. Previous guidance required deferred tax assets and liabilities to be separated into current and noncurrent amounts on the balance sheet. Accordingly, as of January 1, 2017, we reclassified $0.3 million from other current assets to our other assets balance. This reclassification was applied retrospectively to these balances in our Consolidated Balance Sheet as of December 31, 2016.

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

We are continuing to assess the impact of the new guidance on our accounting policies and procedures and are evaluating the new requirements as applied to existing collaboration agreements, both in terms of the cumulative adjustment to opening accumulated deficit and our subsequent recognition of revenue. Since each collaboration agreement is unique, we will separately assess each agreement (see Note 10 for a discussion of our existing collaboration agreements) under the new standard. We anticipate that the adoption of ASC 606 will have the following impact to our revenue recognition for a collaboration agreement:

(i) Changes in revenue recognition for distinct licenses of functional intellectual property may result in a timing difference of revenue recognition between the current literature and ASC 606. For certain of our arrangements, the value associated with the licenses and certain other deliverables have been assessed as one unit of accounting and recognized over a period of time in which services are rendered or made available to our customer pursuant to revenue recognition guidance in effect for such arrangements at the time such arrangements commenced. For certain other arrangements, under current ASC 605 guidance, we identified the value of the license as a separate unit of accounting and recognize revenue upon issuance of the license. Under ASC 606, we may continue to recognize revenue for such licenses upon delivery of the license.

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

We currently estimate that, upon adoption on January 1, 2018, we will record an adjustment to decrease our accumulated deficit by approximately $11.0 million to $13.0 million for amounts that would be recognized as of December 31, 2017 under ASC 606, but are not recognized under the current ASC 605 guidance. This estimated adjustment primarily consists of approximately $11.0 million for the accrual of royalties due to us related to net sales in the three months ended December 31, 2017 that we would have recognized in 2018 under current guidance.  The estimated adjustment also includes up to approximately $2.0 million related to the recognition of the unamortized portion of upfront payment amounts under ASC 606 that are required to be deferred as of December 31, 2017 under current guidance.  We will finalize our assessments in the first quarter of 2018 as we adopt ASC 606.

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

Note 2 — Cash and Investments in Marketable Securities

Cash and investments in marketable securities, including cash equivalents, are as follows (in thousands):

	Estimated Fair Value at
	December 31, 2017	December 31, 2016
Cash and cash equivalents	$4,762	$59,640
Short-term investments	291,370	329,462
Long-term investments	57,088	—
Total cash and investments in marketable securities	$353,220	$389,102

We invest in liquid, high quality debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in securities with maturities of two years or less and maintain a weighted average maturity of one year or less. As of December 31, 2017, $57.1 million of our total investments had maturities between one and two years and, as of December 31, 2016, all of our investments had maturities of one year or less.

Gross unrealized gains and losses were not significant at either December 31, 2017 or 2016. During the years ended December 31, 2017, 2016 and 2015, we sold available-for-sale securities totaling $37.5 million, $5.0 million, and $42.5 million, respectively, and realized gains and losses were not significant in any of those periods.

Under the terms of our 7.75% senior secured notes due October 2020, we are required to maintain a minimum cash and investments in marketable securities balance of $60.0 million.

Our portfolio of cash and investments in marketable securities includes (in thousands):

		Estimated Fair Value at
	Fair Value Hierarchy Level	December 31, 2017	December 31, 2016
Corporate notes and bonds	2	$216,253	$156,044
Corporate commercial paper	2	128,096	160,920
Obligations of U.S. government agencies	2	2,977	13,749
Available-for-sale investments		347,326	330,713
Money market funds	1	302	51,104
Certificate of deposit	N/A	1,132	2,930
Cash	N/A	4,460	4,355
Total cash and investments in marketable securities		$353,220	$389,102

Level 1 —	Quoted prices in active markets for identical assets or liabilities.
Level 2 —

Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 —	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

During the years ended December 31, 2017, 2016 and 2015 there were no transfers between Level 1 and Level 2 of the fair value hierarchy.

At December 31, 2017 and 2016, we had letter of credit arrangements in favor of a landlord and certain vendors totaling $1.1 million and $2.4 million, respectively. These letters of credit are secured by investments of similar amounts.

Note 3 — Inventory

Inventory consists of the following (in thousands):

	December 31,
	2017	2016
Raw materials	$1,796	$2,055
Work-in-process	4,843	7,311
Finished goods	4,087	1,743
Total inventory	$10,726	$11,109

Note 4 — Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	December 31,
	2017	2016
Building and leasehold improvements	$81,444	$75,137
Laboratory equipment	31,214	27,424
Furniture, fixtures and other equipment	27,800	26,590
Manufacturing equipment	20,695	44,237
Depreciable property, plant and equipment at cost	161,153	173,388
Less: accumulated depreciation and amortization	(115,090)	(111,243)
Depreciable property, plant and equipment, net	46,063	62,145
Construction-in-progress	1,400	3,456
Property, plant and equipment, net	$47,463	$65,601

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

Depreciation and amortization expenses on property, plant and equipment, including depreciation of assets acquired through capital leases, for the years ended December 31, 2017, 2016, and 2015 was $12.6 million, $13.2 million, and $11.4 million, respectively.

In November 2017, Bayer announced that the Phase 3 Amikacin Inhale clinical program did not meet its primary endpoint or key secondary endpoints and, in December 2017, Bayer terminated our related collaboration agreement.  Under this collaboration, we were responsible for the development, manufacturing and supply of our proprietary nebulizer device included in the Amikacin product and had acquired specific manufacturing equipment for this purpose. As a result of the termination of the program, in the three months ended December 31, 2017, we wrote off program specific manufacturing equipment with an original cost of $23.4 million and a net book value of $15.1 million. We expect to complete the disposal of this equipment in the first quarter of 2018. In addition, in the three months ended December 31, 2017, we incurred approximately $0.9 million of other program termination costs related to our manufacturing obligations.

Note 5 — Senior Secured Notes

On October 5, 2015, we completed the sale and issuance of $250.0 million in aggregate principal amount of 7.75% senior secured notes due 2020 (the “Notes”). The Notes are secured by a first-priority lien on substantially all of our assets and bear interest at a rate of 7.75% per annum payable in cash quarterly in arrears on January 15, April 15, July 15, and October 15 of each year. Interest is calculated based on actual days outstanding over a 360 day year. The Notes will mature on October 5, 2020, at which time the outstanding principal will be due and payable.

In connection with the issuance of the Notes, we paid fees and expenses of $8.9 million, of which $8.7 million of transaction and facility fees paid directly to the purchasers of the Notes and other direct issuance costs were capitalized as a debt discount and issuance costs and are recorded as a reduction to the senior secured notes, net liability balance in our Consolidated Balance Sheet. The unamortized balance of these costs is $4.8 million at December 31, 2017 and will be amortized to interest expense over the remainder of the five year term of the Notes.

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

As of December 31, 2017, based on a discounted cash flow analysis using Level 3 inputs including financial discount rates, we believe the $250.0 million in principal amount of the Notes is consistent with its fair value.

Note 6 — Leases

Operating Leases

In August 2017, we entered into a Lease Agreement (the “Lease”) with ARE-San Francisco No. 19, LLC (ARE) and terminated our sublease with Pfizer, Inc., effectively extending our lease term from 2020 to 2030 for our 129,732 square foot corporate office and R&D facility located at 455 Mission Bay Boulevard, San Francisco, California (the “Mission Bay Facility”).

The term of the Lease commenced on September 1, 2017, and will expire January 31, 2030, subject to our right to extend the term of the Lease for two consecutive five-year periods.  The monthly base rent for the Mission Bay Facility will escalate over the term of the Lease at various intervals.   During the term of the Lease, we are responsible for paying our share of operating expenses specified in the Lease, including insurance costs and taxes.  The Lease also obligates Nektar to rent from ARE a total of an additional approximately 23,000 square feet of space at the Mission Bay Facility at specified delivery dates. The Lease includes various covenants, indemnities, defaults, termination rights, security deposits and other provisions customary for lease transactions of this nature.  In addition to the Lease, we have entered into other operating leases for locations in San Francisco and India.

We recognize rent expense on a straight-line basis over the lease period. For the year ended December 31, 2017, rent expense was approximately $4.7 million and for the years ended December 31, 2016, and 2015, rent expense was approximately $3.2 million in each year. As of December 31, 2017 and 2016, we had total deferred rent balances of $6.0 million and $6.6 million, respectively, which are recorded in other current and other long-term liabilities in our Consolidated Balance Sheets.

Our future minimum lease payments for our operating leases at December 31, 2017 are as follows (in thousands):

Year ending December 31,
2018	$5,965
2019	5,511
2020	5,884
2021	8,739
2022	9,024
2023 and thereafter	71,127
Total future minimum lease payments	$106,250

Capital Leases

During the year ended December 31, 2017, we repaid the $5.1 million due under our capital leases on our Consolidated Balance Sheet as of December 31, 2016 and have no capital lease balances as of December 31, 2017.

Note 7 — Liability Related to the Sale of Future Royalties

On February 24, 2012, we entered into a Purchase and Sale Agreement (the Purchase and Sale Agreement) with RPI Finance Trust (RPI), an affiliate of Royalty Pharma, pursuant to which we sold, and RPI purchased, our right to receive royalty payments (the Royalty Entitlement) arising from the worldwide net sales, from and after January 1, 2012, of (a) CIMZIA®, under our license, manufacturing and supply agreement with UCB Pharma (UCB), and (b) MIRCERA®, under our license, manufacturing and supply agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (together referred to as Roche). We received aggregate cash proceeds of $124.0 million for the Royalty Entitlement. As part of this sale, we incurred approximately $4.4 million in transaction costs, which will be amortized to interest expense over the estimated life of the Purchase and Sale Agreement.  Although we sold all of our rights to receive royalties from the CIMZIA® and MIRCERA® products, as a result of our ongoing manufacturing and supply obligations related to the generation of these royalties, we will continue to account for these royalties as revenue, and we recorded the $124.0 million in proceeds from this transaction as a liability (Royalty Obligation) that will be amortized using the interest method over the estimated life of the Purchase and Sale Agreement.

The following table shows the activity within the liability account during the year ended December 31, 2017 and for the period from the inception of the royalty transaction on February 24, 2012 (inception) to December 31, 2017 (in thousands):

	Year ended December 31, 2017	Period from inception to December 31, 2017
Liability related to the sale of future royalties—beginning balance	$108,584	$—
Proceeds from sale of future royalties	—	124,000
Payments from Nektar to RPI	—	(10,000)
Non-cash CIMZIA® and MIRCERA® royalty revenue	(30,531)	(137,531)
Non-cash interest expense recognized	18,869	120,453
Liability related to the sale of future royalties – ending balance	96,922	96,922
Less: unamortized transaction costs	(2,267)	(2,267)
Liability related to the sale of future royalties, net	$94,655	$94,655

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

During the years ended December 31, 2017, 2016 and 2015, we recognized $30.5 million, $30.2 million, and $22.1 million, respectively, in non-cash royalties from net sales of CIMZIA® and MIRCERA®, and we recorded $18.9 million, $19.7 million and $20.6 million, respectively, of related non-cash interest expense.

As royalties are remitted to RPI from Roche and UCB, the balance of the Royalty Obligation will be effectively repaid over the life of the agreement. In order to determine the amortization of the Royalty Obligation, we are required to estimate the total amount of future royalty payments to be received by RPI.  The sum of these amounts less the $124.0 million proceeds we received will be recorded as interest expense over the life of the Royalty Obligation. From inception until 2017, our estimate of this total interest expense resulted in an effective annual interest rate of approximately 17%. We periodically assess the estimated royalty payments to RPI from UCB and Roche and to the extent the amount or timing of such payments is materially different than our original estimates, we will prospectively adjust the amortization of the Royalty Obligation.  During the three month period ended December 31, 2017, as a result of increases in the forecasted sales of CIMZIA®, our estimate of the effective annual interest rate over the life of the agreement increased to 17.6%, which results in a prospective interest rate of 21%.

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

Note 8 — Commitments and Contingencies

Purchase Commitments

In the normal course of business, we enter into various firm purchase commitments related to contract manufacturing, clinical development and certain other items. As of December 31, 2017, these commitments were approximately $16.5 million, all of which are expected to be paid in 2018.

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

On August 14, 2015, Enzon, Inc. filed a breach of contract complaint in the Supreme Court of the State of New York (Court) claiming damages of $1.5 million (plus interest) for unpaid licensing fees (the “Enzon Litigation”) through the date of the complaint. Enzon alleged that we failed to pay a post-patent expiration immunity fee related to one of the licenses. On June 26, 2017, we entered into a Second Amendment to the Cross-License and Option Agreement (Cross-License Agreement) with Enzon in which we agreed to pay Enzon a sum of $7.0 million to satisfy all past and future obligations of royalty payments pursuant to the Cross-License Agreement and to have the Enzon Litigation dismissed. The Enzon Litigation was dismissed with prejudice on June 30, 2017. We paid $3.5 million in June 2017 and the remaining $3.5 million in December 2017. Of the total $7.0 million consideration, $1.4 million represents our accrued royalty liability to Enzon related to commercial sales of certain products from January 2017 through June 2017 recorded in cost of goods sold for year ended December 31, 2017. In addition, $2.3 million was recorded as a prepaid royalty asset for estimated future commercial sales of certain products through the term of the applicable underlying Enzon patents expiring in March 2018, which Nektar will amortize over this period. As of December 31, 2017, the unamortized prepaid royalty balance is $0.6 million and is included in other current assets. We recorded the remaining $3.3 million of consideration in general and administrative expense in the year ended December 31, 2017. No liability was recorded for this matter on our Consolidated Balance Sheets as of December 31, 2016.

Royalty Expense

After the termination of our royalty obligations under the Enzon agreement discussed above, we will have no third party licenses that require us to pay royalties based on our sales of certain products and/or on our recognition of royalty revenue under certain of our collaboration agreements. Royalty expense, which is reflected in cost of goods sold in our Consolidated Statements of Operations, was approximately $3.1 million, $3.7 million, and $2.8 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Foreign Operations

We operate in a number of foreign countries. As a result, we are subject to numerous local laws and regulations that can result in claims made by foreign government agencies or other third parties that are often difficult to predict even after the application of good faith compliance efforts.

Indemnification Obligations

During the course of our normal operating activities, we have agreed to certain contingent indemnification obligations as further described below. The term of our indemnification obligations is generally perpetual. There is generally no limitation on the potential amount of future payments we could be required to make under these indemnification obligations. To date, we have not incurred significant costs to defend lawsuits or settle claims based on our indemnification obligations. If any of our indemnification obligations is triggered, we may incur substantial liabilities. Because the aggregate amount of any potential indemnification obligation is not a stated amount, the overall maximum amount of any such obligations cannot be reasonably estimated. No liabilities have been recorded for these obligations on our Consolidated Balance Sheets as of December 31, 2017 or 2016.

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

Director and Officer Indemnifications

As permitted under Delaware law, and as set forth in our Certificate of Incorporation and our Bylaws, we indemnify our directors, executive officers, other officers, employees, and other agents for certain events or occurrences that may arise while in such capacity. The maximum potential amount of future payments we could be required to make under this indemnification is unlimited; however, we have insurance policies that may limit our exposure and may enable us to recover a portion of any future amounts paid. Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits and other policy provisions, we believe any obligations under this indemnification would not be material, other than an initial $1.8 million per incident for merger and acquisition related claims, $1.8 million per incident for securities related claims and $0.5 million per incident for non-securities related claims retention deductible per our insurance policy. However, no assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case we may incur substantial liabilities as a result of these indemnification obligations.

Note 9 — Stockholders’ Equity

Preferred Stock

We have authorized 10,000,000 shares of Preferred Stock with each share having a par value of $0.0001. As of December 31, 2017 and 2016, no preferred shares are designated, issued or outstanding.

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

Equity Compensation Plans

At December 31, 2017, we had 26,761,122 reserved shares of common stock, all of which are reserved for issuance under our equity compensation plans as summarized in the following table (share numbers in thousands):

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options & Vesting of RSUs (a)	Weighted- Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a) (c)
Equity compensation plans approved by security holders(1)	20,999	$20.55	5,360
Equity compensation plans not approved by security holders	402	$11.01	—
Total	21,401	$20.35	5,360

(1)	Includes shares of common stock available for future issuance under our ESPP as of December 31, 2017.

2017 Performance Incentive Plan

Our 2017 Performance Incentive Plan (2017 Plan) was adopted by the Company’s board of directors (Board of Directors) on March 28, 2017 and was approved by our stockholders on June 14, 2017. On the date of approval, any shares of our common stock that were available for issuance under our 2012 Performance Incentive Plan (2012 Plan) ceased to be available for future grants.

Subject to the terms of the 2017 Plan, 8,300,000 shares of our common stock, reduced by the number of shares of common stock subject to awards granted under the 2012 Plan on or after March 31, 2017 and prior to the adoption of the 2017 Plan, were initially available for awards under the 2017 Plan. Shares issued in respect of any “full-value award” granted under the 2017 Plan will be counted against the share limit described in the preceding sentence as 1.5 shares for every one share actually issued in connection with the award. Shares that are subject to or underlie awards which expire or for any reason are cancelled or terminated, are forfeited, fail to vest, or for any other reason are not paid or delivered under the 2017 Plan or any Prior Plan (as defined below) will again be available for subsequent awards under the 2017 Plan (with any such shares subject to full-value awards increasing the 2017 Plan’s share limit based on the full-value award ratio described above or, in the case of an award granted under a Prior Plan, the full-value award ratio set forth in such Prior Plan). Notwithstanding the foregoing, shares that are exchanged by a participant or withheld by the Company to pay the exercise price of an award granted under the 2017 Plan, as well as any shares exchanged or withheld to satisfy the tax withholding obligations related to any award, will not be available for subsequent awards under the 2017 Plan.

The purpose of the 2017 Plan and our other incentive plans is to promote the success of the Company by providing an additional means for us to attract, motivate, retain and reward directors, officers, employees, and other eligible persons through the grant of awards. Equity-based awards are also intended to further align the interests of award recipients and our stockholders. The 2017 Plan authorizes stock options, stock appreciation rights, stock bonuses, restricted stock, performance stock, stock units, phantom stock or similar rights to purchase or acquire shares, and other forms of awards granted or denominated in our common stock or units of the Company’s common stock, as well as cash bonus awards. Members of the Board of Directors, officers or employees, certain consultants and advisors of the Company and its subsidiaries are eligible to receive awards under the 2017 Plan. Pursuant to the 2017 Plan, we granted or issued non-qualified stock options and RSUs to employees, officers, and non-employee directors during 2017. The requisite service period for stock options granted to our employees under the 2017 Plan as well as our Prior Plans is generally four years; the requisite service period for stock options granted to our directors is generally one year. The requisite service period for RSUs granted under the 2017 Plan and our Prior Plans is generally three years for employees and one year for directors.

The 2017 Plan will terminate on March 27, 2027, unless earlier terminated by the Board of Directors. The maximum term of a stock option or stock appreciation right under the 2017 Plan and our Prior Plans is eight years from the date of grant. The per share exercise price of an option generally may not be less than the fair market value of a share of the Company’s common stock on The NASDAQ Stock Market on the date of grant.

Other Equity Incentive Plans

In addition to the 2017 Plan, we have other equity incentive plans under which options and restricted stock units granted remain outstanding but no new options or restricted stock units may be granted either as a result of the effectiveness of the 2017 Plan or the expiration of such other plan. These other equity incentive plans include: (i) the 2012 Plan which was adopted by the Board of Directors on April 4, 2012 and approved by our stockholders on June 28, 2012, amended on June 16, 2015 by approval of our stockholders to make available for award grants 7,000,000 additional shares, and replaced by the 2017 Plan; (ii) the 2008 Equity Incentive Plan (2008 Plan) which was adopted by the Board of Directors on March 20, 2008 and approved by our stockholders on June 6, 2008; (iii) the 2000 Equity Incentive Plan (2000 Plan) which was adopted by the Board of Directors on April 19, 2000 by amending and restating our 1994 Equity Incentive Plan, and which expired on February 9, 2010; and (iv) the 1998 Non-Officer Equity Incentive Plan which was adopted by our Board of Directors on August 18, 1998, and amended and restated in its entirety and renamed the 2000 Non-Officer Equity Incentive Plan on June 6, 2000 (2000 Non-Officer Plan and collectively with the 2012 Plan, the 2008 Plan and the 2000 Plan, the Prior Plans).

Pursuant to the Prior Plans, we previously granted or issued incentive stock options to employees and officers and non-qualified stock options, rights to acquire restricted stock, restricted stock units, and stock bonuses to employees, officers, non-employee directors, and consultants. Pursuant to the 2000 Non-Officer Plan, we previously granted or issued non-qualified stock options, rights to acquire restricted stock and stock bonuses to employees and consultants who are neither officers nor directors of Nektar.

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

401(k) Retirement Plan

We sponsor a 401(k) retirement plan whereby eligible employees may elect to contribute up to the lesser of 60% of their annual compensation or the statutorily prescribed annual limit allowable under Internal Revenue Service regulations. The 401(k) plan permits us to make matching contributions on behalf of all participants, up to a maximum of $4,000 per participant. For the years ended December 31, 2017, 2016, and 2015, we recognized $1.6 million, $1.1 million, and $0.9 million, respectively, of compensation expense in connection with our 401(k) retirement plan.

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

In accordance with our collaboration agreements, we recognized license, collaboration and other revenue as follows (in thousands):

		Year Ended December 31,
Partner	Agreement	2017	2016	2015
Eli Lilly and Company	NKTR-358	$130,087	$—	$—
Ophthotech Corporation(1)	Fovista®	19,123	1,408	1,398
Bayer Healthcare LLC(1)	BAY41-6551 (Amikacin Inhale)	17,931	1,429	1,919
Baxalta Incorporated / Shire	ADYNOVATE®	11,443	650	10,694
MAP Pharmaceuticals, Inc. / Allergan	SEMPRANA®	11,000	—	—
Amgen, Inc.	Neulasta®	5,000	5,000	5,000
AstraZeneca AB	MOVANTIK® and MOVANTIK® fixed-dose combination program	4,600	33,000	130,000
Daiichi Sankyo Europe GmbH(1)	ONZEALDTM (NKTR-102)	3,811	3,690	—
Roche(1)	PEGASYS® and MIRCERA®	—	7,685	12,816
Other		7,970	7,520	3,777
License, collaboration and other revenue		$210,965	$60,382	$165,604

(1)	These collaboration agreements were completed as of December 31, 2017.

As of December 31, 2017, our collaboration agreements with partners included potential future payments for development milestones totaling approximately $305.5 million, including amounts from our agreements with Lilly and Baxalta described below. In addition, under our collaboration agreements we are entitled to receive other contingent payments, including contingent sales milestones and royalty payments, as described below.

Eli Lilly and Company (Lilly):  NKTR-358

Effective August 23, 2017, we entered into a worldwide license agreement with Eli Lilly and Company (Lilly) to co-develop NKTR-358, a novel immunological drug candidate that we invented. Under the terms of the agreement we (i) received an initial payment of $150.0 million in September 2017 and are eligible for up to $250.0 million in additional development milestones, (ii) will co-develop NKTR-358 with Lilly with Nektar responsible for completing Phase 1 clinical development and certain drug product development and supply activities, (iii) will share with Lilly Phase 2 development costs with 75% of those costs borne by Lilly and 25% of the costs borne by Nektar, (iv) will have the option to contribute funding to Phase 3 development on an indication-by-indication basis ranging from zero to 25% of development costs, and (v) will have the opportunity to receive up to double-digit sales royalty rates that escalate based upon our Phase 3 development cost contribution and the level of annual global product sales. Lilly will be responsible for all costs of global commercialization, and we will have an option to co-promote in the U.S. under certain conditions. A portion of the development milestones may be reduced by 50% under certain conditions, related to the final formulation of the approved product and the timing of prior approval (if any) of competitive products with a similar mechanism of action, which could reduce these milestone payments by 75% if both conditions occur.

The agreement will continue until Lilly no longer has any royalty payment obligations to us or, if earlier, the termination of the agreement in accordance with its terms. The agreement may be terminated by Lilly for convenience, and may also be terminated under certain other circumstances, including material breach.

We identified our license grant to Lilly, our ongoing Phase 1 clinical development obligation, our drug product development obligation and our obligation to supply clinical trial materials as the significant, non-contingent deliverables under the agreement and concluded that each of these deliverables represents a separate unit of accounting. The valuation of each unit of accounting involves significant estimates and assumptions, including but not limited to, expected market opportunity and pricing, assumed royalty rates, clinical trial costs, timelines and likelihood of success; in each case these estimates and assumptions covering long time periods. We determined the best estimate of the selling price for the license based on a discounted cash flow analysis of projected revenues from NKTR-358 and development and commercial costs using a discount rate based on a market participant’s weighted average cost of capital adjusted for forecasting risk. We determined the best estimate of selling prices for Phase 1 clinical development, drug product development and clinical supply deliverables based on the nature of the services to be performed and estimates of the associated efforts and third-party rates for similar services.

Based on these estimates at agreement inception, the $150.0 million upfront payment was allocated $125.9 million to the license, $17.6 million to the Phase 1 clinical development and $6.5 million to the drug product development based on our estimate of their relative selling prices. We did not allocate any of the upfront arrangement consideration to the clinical trial material supply obligations as we will receive incremental consideration when we deliver such materials. We recognized license revenue upon the effective date of the arrangement in August 2017. We will recognize revenue related to Phase 1 clinical development and drug product development activities using the proportionate performance method as services are provided over the estimated service period, which we estimate will continue until the end of 2019. As a result, during the year ended December 31, 2017, we recognized $125.9 million of revenue related to the license and $4.2 million of revenue related to Phase 1 clinical development and drug product development activities. We recorded the remaining $19.9 million related to Phase 1 clinical development and drug product development activities as deferred revenue as of December 31, 2017.

Ophthotech Corporation: Fovista®

On October 27, 2017, we terminated our license and supply agreement with Ophthotech Corporation (Ophthotech) dated September 2006, pursuant to which Ophthotech received a worldwide, exclusive license to certain of our proprietary PEGylation technology to develop, manufacture and sell Fovista®. Under the terms of our agreement, we were the exclusive supplier of all of Ophthotech’s clinical and commercial requirements for our proprietary PEGylation reagent used in Fovista®. The termination of our agreement with Ophthotech followed Opthotech’s previous announcements, in December 2016 and August 2017, that their three pivotal Phase 3 studies investigating the superiority of Fovista® therapy in combination with Lucentis® therapy compared to Lucentis® monotherapy and evaluating Fovista® in combination with Eylea® or Avastin® compared to Eylea® or Avastin® monotherapy for the treatment of wet age-related macular degeneration (AMD) did not achieve the pre-specified primary endpoints.

Under our agreement with Ophthotech, in June 2014, we received a $19.8 million payment from Ophthotech in connection with its licensing agreement with Novartis.  In addition, in January 2017, we received a $12.7 million advance payment from Ophthotech, which included $10.4 million for reagent shipments recognized in the second quarter of 2017 as well as approximately $2.3 million for 2017 minimum purchase requirements. As a result of the termination of this agreement, we recognized the remaining $18.0 million of deferred revenue from this arrangement in the three months ended December 31, 2017.

Bayer Healthcare LLC: BAY41-6551 (Amikacin Inhale)

In December 2017, Bayer Healthcare LLC (Bayer) terminated our co-development, license and co-promotion agreement entered into in August 2007 to develop a specially-formulated inhaled Amikacin. Under this agreement, we were responsible for development, manufacturing and supply of our proprietary nebulizer device included in the Amikacin product. Bayer was responsible for most clinical development and commercialization activities and costs, all activities and costs to support worldwide regulatory filings, approvals and related activities, further development of Amikacin Inhale and final product packaging and distribution. The termination of this agreement followed Bayer’s announcement in November 2017 that the Phase 3 Amikacin Inhale clinical program for the treatment of intubated and mechanically ventilated patients with Gram-negative pneumonia did not meet its primary endpoint or key secondary endpoints.

Under this collaboration, we received an upfront payment of $40.0 million (which was paid to us in 2007) and milestone payments totaling $30.0 million (the last of which was paid to us in 2013). As a result of the termination of the agreement, we recognized the remaining $16.8 million of deferred revenue related to this arrangement in the three months ended December 31, 2017.

Baxalta Incorporated: Hemophilia

We are a party to an exclusive research, development, license and manufacturing and supply agreement with Baxalta Incorporated (Baxalta), a subsidiary of Shire plc, entered into in September 2005 to develop products designed to improve therapies for Hemophilia A patients using our PEGylation technology.  Under the terms of the agreement, we are entitled to research and development funding for our active programs, which are now complete for Factor VIII, and are responsible for supplying Baxalta with its requirements of our proprietary materials. Baxalta is responsible for all clinical development, regulatory, and commercialization expenses. The agreement is terminable by the parties under customary conditions.

This Hemophilia A program includes ADYNOVATE®, which was approved by the FDA in November 2015 for use in adults and adolescents, aged 12 years and older, who have Hemophilia A, and is now marketed in the U.S. As a result of the FDA’s approval, we earned a $10.0 million development milestone in November 2015.  Under the terms of this agreement, we are also entitled to a $10.0 million development milestone due upon marketing authorization in the EU, which was achieved in January 2018.  In addition, we are entitled to sales milestones upon achievement of annual sales targets and royalties based on annual worldwide net sales of products resulting from this agreement.

In October 2017, we entered into a right to sublicense agreement with Baxalta under which we granted to Baxalta the right to grant a nonexclusive sublicense to certain patents that were previously exclusively licensed to Baxalta under our 2005 agreement.  Under the right to sublicense agreement, Baxalta paid us $12.0 million in November 2017 and agreed to pay us single digit royalty payments based upon net sales of the products covered under the sublicense throughout the term of the agreement.

We determined that this right to sublicense agreement should be considered a material modification of the existing arrangement described above. We have identified our grant of the right to sublicense and our ongoing obligation to supply PEGylation materials specified in the 2005 agreement as the undelivered units of accounting in the arrangement.  We made our best estimates of the selling price of these deliverable and recognized the $11.0 million allocated to the right to sublicense and allocated $1.0 million to our ongoing supply obligation unit of accounting. As of December 31, 2017, we have deferred revenue of approximately $1.0 million related to this agreement, which we expect to recognize through January 2028, the estimated end of our supply obligations under the arrangement.

MAP Pharmaceuticals, Inc.:  SEMPRANA®

In August 2006, we entered into a restated and amended license agreement with MAP Pharmaceuticals, Inc. (MAP) under which we granted a license to technology used by MAP in the development of its drug candidate SEMPRANA®, a potential treatment for chronic migraine headache.  Under our agreement, we are entitled to development milestone payments, royalties and a share of sublicensing payments received by MAP. In January 2011, MAP announced a collaboration with Allergan, Inc. (Allergan) to co-promote SEMPRANA®, under which MAP has received upfront and sublicensing payments totaling $80.0 million from Allergan.  In 2013, Allergan acquired MAP and MAP became a wholly-owned subsidiary of Allergan.

In January 2015, we filed a breach of contract action against Allergan and MAP.  In December 2017, we, Allergan and MAP entered into a Settlement Agreement and Release. Pursuant to this agreement, Allergan paid Nektar $15.0 million in December 2017 in exchange for relief of any claims related to our share of payments received by MAP from Allergan as well as a specified development milestone payment due to Nektar. We have no continuing performance obligations under the MAP agreement.  As a result, in the year ended December 31, 2017, we recognized $11.0 million as license revenue related to our share of payments due to us under the MAP agreement and recorded the remaining $4.0 million, which primarily represents the reimbursement of legal expenses, as a gain on settlement recorded in general and administrative expenses.  As of December 31, 2017, we have no deferred revenue related to this agreement.

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

As of December 31, 2017, we have deferred revenue of approximately $14.2 million related to this agreement, which we expect to recognize through October 2020, the estimated end of our obligations under this agreement.

AstraZeneca AB: MOVANTIK® (naloxegol oxalate), previously referred to as naloxegol and NKTR-118, and MOVANTIK® fixed-dose combination program, previously referred to as NKTR-119

In September 2009, we entered into an agreement with AstraZeneca AB (AstraZeneca) under which we granted AstraZeneca a worldwide, exclusive license under our patents and other intellectual property to develop, market, and sell MOVANTIK® and MOVANTIK® fixed-dose combination program. AstraZeneca is responsible for all research, development and commercialization and is responsible for all drug development and commercialization decisions for MOVANTIK® and the MOVANTIK® fixed-dose combination program. AstraZeneca paid us an upfront payment of $125.0 million, which we received in the fourth quarter of 2009 and which was fully recognized as of December 31, 2010. In addition, we have received the payments described further below based on development events related to MOVANTIK® completed solely by AstraZeneca. We are entitled to receive up to $75.0 million of commercial launch contingent payments related to the MOVANTIK® fixed-dose combination program, based on development events to be pursued and completed solely by AstraZeneca. In addition, we are entitled to significant and escalating double-digit royalty payments and sales milestone payments based on annual worldwide net sales of MOVANTIK® and MOVANTIK® fixed-dose combination products.

On September 16, 2014, the United States Food and Drug Administration (FDA) approved MOVANTIK® for the treatment of opioid-induced constipation (OIC) in adult patients with chronic, non-cancer pain. On December 9, 2014, AstraZeneca announced that MOVENTIG® (the naloxegol brand name in the European Union or EU) had been granted Marketing Authorisation by the European Commission (EC) for the treatment of opioid-induced constipation (OIC) in adult patients who have had an inadequate response to laxative(s). In March 2015, we received and recognized a $100.0 million non-refundable payment resulting from the U.S. commercial launch of MOVANTIK®.  In March 2015, we agreed to pay AstraZeneca a total of $10.0 million to fund U.S. television advertising in consideration for certain additional commercial information rights. We recorded this $10.0 million obligation as a liability and made the initial $5.0 million payment to AstraZeneca in July 2015 and the remaining $5.0 million payment in July 2016. We determined that this $10.0 million obligation should be recorded as a reduction of revenue, which we recorded in 2015. In August 2015, we received and recognized as revenue an additional $40.0 million non-refundable payment triggered by the first commercial sale of MOVENTIG® in Germany.

On March 1, 2016, AstraZeneca announced that it had entered into an agreement with ProStrakan Group plc, a subsidiary of Kyowa Hakko Kirin Co. Ltd. (Kirin), granting Kirin exclusive marketing rights to MOVENTIG® in the EU, Iceland, Liechtenstein, Norway and Switzerland. Under the terms of AstraZeneca’s agreement with Kirin, Kirin made a $70.0 million upfront payment to AstraZeneca and will make additional payments based on achieving market access milestones, tiered net sales royalties, as well as sales milestones. Under our license agreement with AstraZeneca, we will share the upfront payment, market access milestones, royalties and sales milestones from Kirin with AstraZeneca receiving 60% and Nektar receiving 40%. This payment sharing arrangement is in lieu of other royalties payable by AstraZeneca to us and a portion of the sales milestones as described below. Our 40% share of royalty payments made by Kirin to AstraZeneca will be financially equivalent to us receiving high single-digit to low double-digit royalties dependent on the level of Kirin’s net sales. Kirin’s MOVENTIG® net sales will be included for purposes of achieving the annual global sales milestones payable to us by AstraZeneca and will also be included for purposes of determining the applicable ex-U.S. royalty rate, from the tier schedule in our AstraZeneca license agreement, that will be applied to ex-U.S. sales outside of the Kirin territory. The global sales milestones under our license agreement with AstraZeneca will be reduced in relation to the amount of Kirin MOVENTIG® net sales that contribute to any given annual sales milestone target. As a result, in April 2016, we received 40% (or $28.0 million) of the $70.0 million payment received by AstraZeneca from Kirin. In the years ended December 31, 2017 and 2016, we recognized a total of $4.6 million and $33.0 million, respectively, related to our share of such license-related payments made to AstraZeneca.  As of December 31, 2017, we do not have deferred revenue related to our agreement with AstraZeneca.

Daiichi Sankyo Europe GmbH:  ONZEALDTM (etirinotecan pegol), also referred to as NKTR-102

In December 2017, Daiichi Sankyo Europe GmbH (Daiichi) terminated our collaboration and license agreement made effective in May 2016, under which we granted Daiichi exclusive commercialization rights in the European Economic Area, Switzerland, and Turkey (collectively, the European Territory) to ONZEALDTM (etirinotecan pegol).  Daiichi was responsible for all commercialization activities in the European Territory and we were responsible for supplying Daiichi with ONZEALDTM and for funding and conducting a Phase 3 confirmatory trial in patients with advanced breast cancer who have brain metastases, which was initiated in the fourth quarter of 2016.  Daiichi terminated the agreement after the European Medicines Agency’s Committee for Medicinal Products for Human Use confirmed in November 2017 that it declined the conditional marketing authorization application for ONZEALDTM in the EU.

Under the terms of the agreement, Daiichi paid us a $20.0 million up-front payment in August 2016, of which $12.5 million was refundable to Daiichi if conditional approval was not achieved and the agreement was terminated.  This $12.5 million contingent termination payment from us to Daiichi was recorded in our liability related to refundable upfront payment balance in our Consolidated Balance Sheet at December 31, 2016 and was paid to Daiichi in December 2017.

In 2016, we allocated the $7.5 million non-refundable portion of the $20.0 million upfront payment from Daiichi to the license grant and our development service deliverables based on their relative estimated selling prices. As a result, we recognized $3.7 million of revenue in 2016 from this arrangement, primarily related to the delivery of the license.  As a result of the termination of the arrangement, we recognized the remaining $3.2 million of deferred revenue in the three months ended December 31, 2017.

Roche: PEGASYS® and MIRCERA®

In February 2012, we entered into a toll-manufacturing agreement with Roche under which we agreed to manufacture the proprietary PEGylation material used by Roche to produce MIRCERA®. Roche entered into the toll-manufacturing agreement with the objective of establishing us as a secondary back-up supply source on a non-exclusive basis. Under the terms of our toll-manufacturing agreement, Roche paid us a total of $27.0 million,  including amounts for the delivery of specified quantities of PEGylation materials, all of which were completed as of January 2013. In addition, in 2013, we delivered additional quantities of PEGylation materials used by Roche to produce PEGASYS® and MIRCERA® for total consideration of $18.6 million. As of December 31, 2016, we no longer had any continuing manufacturing or supply obligations under this MIRCERA® agreement and, therefore, we have no deferred revenue related to this agreement.

In February 1997, we entered into a license, manufacturing and supply agreement with Roche, under which we granted Roche a worldwide, exclusive license to certain intellectual property related to our proprietary PEGylation materials used in the manufacture and commercialization of PEGASYS®. Our performance obligations under this PEGASYS® agreement ended on December 31, 2015.

Bristol-Myers Squibb:  NKTR-214

On September 21, 2016, we entered into a Clinical Trial Collaboration Agreement (Clinical Trial Agreement) with Bristol-Myers Squibb Company (BMS), pursuant to which we and BMS collaborated to conduct Phase 1/2 clinical trials evaluating our IL-2-based CD122-biased agonist, known as NKTR-214, and BMS’ human monoclonal antibody that binds PD-1, known as Opdivo® (nivolumab), as a potential combination treatment regimen in five tumor types and eight indications, and such other clinical trials evaluating the combined therapy as may be mutually agreed upon by the parties (each, a Combination Therapy Trial).

We acted as the sponsor of each Combination Therapy Trial. Under the Clinical Trial Agreement, BMS was responsible for 50% of all out-of-pocket costs reasonably incurred in connection with third party contract research organizations, laboratories, clinical sites and institutional review boards.  We recorded cost reimbursement payments to us from BMS as a reduction to research and development expense and we have recorded a total of $7.8 million of such reimbursements in the year ended December 31, 2017 and since the inception of our collaboration. Each party was otherwise responsible for its own internal costs, including internal personnel costs, incurred in connection with each Combination Therapy Trial. Nektar and BMS used commercially reasonable efforts to manufacture and supply NKTR-214 and Opdivo® (nivolumab), respectively, for each Combination Therapy Trial with each party bearing its own costs related thereto.

Ownership of, and global commercial rights to, NKTR-214 remain solely with us under the Clinical Trial Agreement. If we wish to license the right to commercialize NKTR-214 in one of certain major market territories prior to September 30, 2018 (Exclusivity Expiration Date), we must first negotiate with BMS, for a period of three months (Negotiation Period), to grant an exclusive license to develop and commercialize NKTR-214 in any of these major market territories. If we do not reach an agreement with BMS for an exclusive license within the Negotiation Period, we will be free to license any right to NKTR-214 to other parties in any territory worldwide except that in the event that we receive a license offer from a third party during a period of 90 calendar days after the end of the Negotiation Period, we will provide BMS ten business days to match the terms of such third-party offer. After the Exclusivity Expiration Date, we are free to license NKTR-214 without any further obligation to BMS. Each party grants to the other party a non-exclusive, worldwide (subject to certain exceptions in the case of the license granted by BMS), non-transferable and royalty-free research and development license to such licensing party’s patent rights, technology and regulatory documentation to use its compound solely to the extent necessary to discharge its obligations under the Clinical Trial Agreement with respect to the conduct of the Combination Therapy Trials.

The Clinical Trial Agreement will be superseded and replaced by the Strategic Collaboration Agreement entered into between us and BMS on February 13, 2018 (BMS Collaboration Agreement), which is summarized in Note 14, if and when the BMS Collaboration Agreement becomes effective.

Other

In addition, as of December 31, 2017, we have a number of other collaboration agreements, including with our collaboration partners UCB and Halozyme, under which we are entitled to up to a total of $45.5 million of development milestones upon achievement of certain development objectives, as well as sales milestones upon achievement of annual sales targets and royalties based on net sales of commercialized products, if any. However, given the current phase of development of the potential products under these collaboration agreements, we cannot estimate the probability or timing of achieving these milestones. As of December 31, 2017, we have deferred revenue of approximately $2.9 million related to these other collaboration agreements, which we expect to recognize through 2020, the estimated end of our obligations under those agreements.

Note 11 — Stock-Based Compensation

We issue stock-based awards from our equity incentive plans, which are more fully described in Note 9. Stock-based compensation expense was recognized as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cost of goods sold	$2,333	$1,620	$1,142
Research and development	21,252	13,093	9,207
General and administrative	13,030	11,137	9,320
Total stock-based compensation	$36,615	$25,850	$19,669

As of December 31, 2017, total unrecognized compensation costs of $211.8 million related to unvested stock-based compensation arrangements are expected to be recognized as expense over a weighted-average period of 2.1 years.

Black-Scholes Assumptions

The following table lists the Black-Scholes option-pricing model assumptions used to calculate the fair value of employee and director stock options:

	Year Ended December 31,
	2017	2016	2015
Average risk-free interest rate	2.0%	1.4%	1.6%
Dividend yield	0.0%	0.0%	0.0%
Average volatility factor	54.2%	51.7%	50.8%
Average weighted average expected life	5.3 years	5.3 years	5.3 years

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

Stock-based compensation expense resulting from our ESPP was not significant in the years ended December 31, 2017, 2016, and 2015.

Summary of Stock Option Activity

The table below presents a summary of stock option activity under our equity incentive plans (in thousands, except for price per share and contractual life information):

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2016	19,413	$12.01
Options granted	5,322	40.56
Options exercised	(5,284)	10.88
Options forfeited & canceled	(625)	13.69
Outstanding at December 31, 2017	18,826	$20.35	5.15	$741,257

Exercisable at December 31, 2017	10,504	$11.95	3.57	$501,818

(1)	Aggregate intrinsic value represents the difference between the exercise price of the option and the closing market price of our common stock on December 31, 2017.

The weighted-average grant-date fair value per share of options granted during the years ended December 31, 2017, 2016, and 2015 was $20.08, $6.54, and $6.55, respectively. The total intrinsic value of options exercised during the years ended December 31, 2017, 2016, and 2015 was $84.0 million, $17.9 million, and $20.5 million, respectively. The estimated fair value of options vested during the years ended December 31, 2017, 2016, and 2015 was $19.3 million, $16.7 million, and $16.8 million, respectively.

Summary of RSU Activity

A summary of RSU award activity is as follows (in thousands except for per share amounts):

	Units Issued	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value(1)
Balance at December 31, 2016	2,248	$13.53
Granted	1,405	54.14
Vested and released	(875)	14.05
Forfeited and canceled	(200)	13.14
Balance at December 31, 2017	2,578	$35.52	$153,941

(1)	Aggregate intrinsic value represents the difference between the grant price of the award, which is zero, and the closing market price of our common stock on December 31, 2017.

Note 12 — Income Taxes

Loss before provision for income taxes includes the following components (in thousands):

	Year Ended December 31,
	2017	2016	2015
Domestic	$(97,938)	$(155,375)	$(81,931)
Foreign	1,862	2,727	1,260
Loss before provision for income taxes	$(96,076)	$(152,648)	$(80,671)

Provision for Income Taxes

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$—	$—	$—
State	1	(1)	(1)
Foreign	580	992	529
Total Current	581	991	528
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	35	(115)	(22)
Total Deferred	35	(115)	(22)
Provision for income taxes	$616	$876	$506

Income tax provision related to continuing operations differs from the amount computed by applying the statutory income tax rate of 35% to pretax loss as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
U.S. federal provision (benefit)
At statutory rate	$(33,627)	$(53,427)	$(28,235)
Tax law changes	248,155	—	—
Non-cash interest expense on liability related to sale of future royalties	6,604	6,899	7,217
Non-deductible officers' compensation	2,547	220	184
Change in valuation allowance	(186,124)	51,981	22,210
Stock-based compensation	(20,665)	528	674
Sale of future royalties	(8,236)	—	—
Research credits	(8,038)	(4,543)	(4,529)
Foreign tax deduction	—	—	1,773
Other	—	(782)	1,212
Provision for income taxes	$616	$876	$506

Tax Law Changes

The U.S. Tax Cuts and Jobs Act (the Tax Act) was enacted on December 22, 2017. The Tax Act reduces the U.S. federal corporate tax rate from 35% in 2017 to 21% in 2018, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. At December 31, 2017, we have not completed our accounting for the tax effects of enactment of the Tax Act; however, in certain cases, as described below, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax.

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which includes the change in the federal rate to 21%. Significant components of our deferred tax assets for federal and state income taxes are as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$364,864	$508,406
Research and other credits	94,103	74,917
Stock-based compensation	14,552	26,357
Property, plant and equipment	6,848	6,882
Reserves and accruals	5,659	12,269
Capitalized research expenses	5,497	11,587
Deferred revenue	3,796	23,035
Sale of future royalties	—	1,611
Other	1,156	750
Deferred tax assets before valuation allowance	496,475	665,814
Valuation allowance for deferred tax assets	(496,191)	(665,514)
Total deferred tax assets	284	300
Total deferred tax liabilities	—	—
Net deferred tax assets	$284	$300

Realization of our deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Because of our lack of U.S. earnings history, the net U.S. deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by $169.3 million during the year ended December 31, 2017 and increased by $52.5 million and $17.3 million during the years ended December 31, 2016 and 2015, respectively. The decrease in the valuation allowance for year ended December 31, 2017 is primarily due to the change in the federal rate. The valuation allowance includes approximately

$35.6 million of income tax benefit at both December 31, 2017 and December 31, 2016 related to stock-based compensation that will be included in income tax expense in our Consolidated Statement of Operations when realized.

The one-time transition tax is based on our total post-1986 earnings and profits (E&P) that we previously deferred from U.S. income taxes. As of December 31, 2017, we estimate that there is negative E&P on an aggregate basis and we have not recorded a provisional amount for any one-time transition tax triggered by the Tax Act. We have not yet completed our calculation of the total post-1986 E&P for these foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when we finalize the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalize the amounts held in cash or other specified assets. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations.

Net Operating Loss and Tax Credit Carryforwards

As of December 31, 2017, we had a net operating loss carryforward for federal income tax purposes of approximately $1,610.3 million, portions of which will begin to expire in 2018. As of December 31, 2017, we had a total state net operating loss carryforward of approximately $474.0 million, portions of which will begin to expire in 2019. Utilization of some of the federal and state net operating loss and credit carryforwards are subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions.

We have federal research credits of approximately $64.0 million, which will begin to expire in 2019 and state research credits of approximately $33.3 million which have no expiration date. We have federal orphan drug credits of $17.7 million which will begin to expire in 2026. These tax credits are subject to the same limitations discussed above.

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

We file income tax returns in the U.S., California, Alabama, and India. Because of net operating losses and research credit carryovers, substantially all of our domestic tax years remain open and subject to examination. We are currently under examination in India for the fiscal years ending 2009 and 2016.

We have the following activity relating to unrecognized tax benefits (in thousands):

	December 31,
	2017	2016	2015
Beginning balance	$18,413	$17,384	$27,522
Tax positions related to current year
Additions:
Federal	1,206	530	529
State	1,666	499	443
Reductions	—	—	—
Tax positions related to prior year
Additions:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Reductions	(802)	—	(11,110)
Settlements	—	—	—
Lapses in statute of limitations	—	—	—
Ending balance	$20,483	$18,413	$17,384

Although it is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next twelve months, we do not anticipate any significant changes to unrecognized tax benefits over the next twelve months. During the years ended December 31, 2017, 2016 and 2015, no significant interest or penalties were recognized relating to unrecognized tax benefits.

Note 13 — Segment Reporting

We operate in one business segment which focuses on applying our technology platforms to improve the performance of established drugs and to develop novel drug candidates. Our business offerings have similar economics and other characteristics, including the nature of products and manufacturing processes, types of customers, distribution methods and regulatory environment. We are comprehensively managed as one business segment by our Chief Executive Officer.

Our revenue is derived primarily from clients in the pharmaceutical and biotechnology industries. Lilly and UCB represented 42% and 12% of our revenue, respectively, for the year ended December 31, 2017. Revenue from AstraZeneca, UCB, Ophthotech and Roche represented 29%, 21%, 19% and 11% of our revenue, respectively, for the year ended December 31, 2016. Revenue from AstraZeneca and UCB represented 57% and 13% of our revenue, respectively, for the year ended December 31, 2015   .

Revenue by geographic area is based on the locations of our partners. The following table sets forth revenue by geographic area (in thousands):

	Year Ended December 31,
	2017	2016	2015
United States	$190,810	$39,147	$40,400
Europe	116,901	126,289	190,384
Total revenue	$307,711	$165,436	$230,784

 At December 31, 2017, $41.7 million, or approximately 88%, of the net book value of our property, plant and equipment was located in the United States and $5.8 million, or approximately 12%, was located in India.   At December 31, 2016, $48.8 million, or approximately 74%, of the net book value of our property, plant and equipment was located in the United States, $10.4 million, or approximately 16% was located at contract manufacturers in Germany and the Netherlands, $5.6 million, or approximately 9%, was located in India, and $0.8 million or approximately 1%, was located in other countries.

Note 14 — Subsequent Event

On February 13, 2018, we entered into the BMS Collaboration Agreement with BMS, pursuant to which we and BMS will jointly develop NKTR-214, including, without limitation, in combination with BMS’s Opdivo® (nivolumab) and Opdivo® plus Yervoy® (ipilimumab), and other compounds of BMS, us or any third party. The parties have agreed to jointly commercialize NKTR-214 on a worldwide basis. BMS will pay us a non-refundable upfront cash payment of $1.0 billion. We are eligible to receive additional cash payments of a total of up to $1.43 billion upon achievement of certain development and regulatory milestones and a total of up to $350.0 million upon achievement of certain sales milestones. We will book all worldwide sales and revenue for NKTR-214. We will share global commercialization profits and losses with BMS for NKTR-214, with Nektar sharing 65% and BMS sharing 35% of the net profits and losses. BMS will lead commercialization for combinations of NKTR-214 with BMS proprietary medicines, and we will lead all other commercialization efforts for NKTR-214. We will have the final decision-making authority regarding the pricing for NKTR-214. NKTR-214 will be sold on a stand-alone basis and there will be no fixed-dose combinations or co-packaging without the consent of both parties. Under the BMS Collaboration Agreement, we and BMS will collaborate to develop and conduct clinical studies of NKTR-214 pursuant to a joint development plan, which initially includes a series of registration-enabling trials in more than 20 indications in nine tumor types and may be updated and expanded only upon mutual agreement of the parties. The parties will share the development costs for NKTR-214 in combination regimens based on each party’s relative ownership interest in the compounds included in the regimens.

Pursuant to a Share Purchase Agreement entered into by us and BMS on February 13, 2018 (Purchase Agreement), BMS has also agreed to purchase 8,284,600 shares of our common stock for total cash consideration of $850.0 million, or $102.60 per share. The closing of the share purchase is subject to the expiration or early termination of the waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and other customary closing conditions. The closings of the BMS Collaboration Agreement and the Purchase Agreement will be simultaneous and are expected to occur during the second quarter of 2018.

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

	Year Ended December 31, 2017				Year Ended December 31, 2016
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Product sales	$4,756	$15,693	$4,448	$7,791	$14,099	$12,867	$14,698	$13,690
Total revenue	$24,728	$34,589	$152,928	$95,466	$58,882	$32,768	$36,336	$37,450
Cost of goods sold	$6,131	$8,989	$5,674	$9,753	$8,870	$7,708	$7,033	$6,604
Research and development expenses	$61,058	$60,260	$65,714	$81,429	$49,268	$52,350	$51,951	$50,232
Operating income (loss)	$(54,437)	$(50,656)	$69,485	$(24,034)	$(9,484)	$(38,325)	$(32,901)	$(32,145)
Net income (loss)	$(63,866)	$(59,871)	$60,871	$(33,826)	$(19,498)	$(48,603)	$(43,224)	$(42,199)
Net income (loss) per share(1)
Basic	$(0.42)	$(0.39)	$0.39	$(0.21)	$(0.14)	$(0.36)	$(0.32)	$(0.28)
Diluted	$(0.42)	$(0.39)	$0.37	$(0.21)	$(0.14)	$(0.36)	$(0.32)	$(0.28)

(1)	Quarterly loss per share amounts may not total to the year-to-date loss per share due to rounding.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework).

Based on our evaluation under the framework described in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. There was no change in our internal control over financial reporting during the quarter ended December 31, 2017, which was identified in connection with our management’s evaluation required by Exchange Act Rules 13a-15(f) and 15d-15(f) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Information relating to our executive officers required by this item is set forth in Part I — Item 1 of this report under the caption “Executive Officers of the Registrant” and is incorporated herein by reference. The other information required by this Item is incorporated by reference from the definitive proxy statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A (Proxy Statement) not later than 120 days after the end of the fiscal year covered by this Form 10-K under the captions “Corporate Governance and Board of Directors,” “Proposal 1 — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”  Joseph J. Krivulka, who had served as our director since March 2005, passed away on February 17, 2018, resulting in a vacancy on the Board of Directors. The Board of Directors has not yet nominated an individual to fill this vacancy.

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

3.1(2)	Certificate of Incorporation of Inhale Therapeutic Systems (Delaware), Inc.

3.2(3)	Certificate of Amendment of the Amended Certificate of Incorporation of Inhale Therapeutic Systems, Inc.

3.3(4)	Certificate of Ownership and Merger of Nektar Therapeutics.

3.4(5)	Certificate of Ownership and Merger of Nektar Therapeutics AL, Corporation with and into Nektar Therapeutics.

3.5(6)	Amended and Restated Bylaws of Nektar Therapeutics.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, and 3.5.

4.2(4)	Specimen Common Stock certificate.

4.3(7)	Indenture dated October 5, 2015 by and between Nektar Therapeutics and Wilmington Trust, National Association, and TC Lending, LLC including the form of 7.75% Senior Secured Note due 2020.

10.1(8)	2000 Equity Incentive Employee Stock Purchase Plan, as amended and restated.++

10.2(8)	2000 Non-Officer Equity Incentive Plan, as amended and restated.++

10.3(8)	2008 Equity Incentive Plan, as amended and restated.++

10.4(8)	Discretionary Incentive Compensation Policy++

Exhibit Number	Description of Documents
10.5(8)	Amended and Restated Change of Control Severance Benefit Plan.++
10.6(9)	2012 Performance Incentive Plan.++
10.7(10)	Forms of Stock Option Agreement, Performance Stock Option Agreement, Restricted Stock Unit Agreement and Performance Restricted Stock Unit Agreement under the 2012 Performance Incentive Plan.++
10.8(11)	2017 Performance Incentive Plan.++
10.9(25)

Forms of Stock Option Agreement, Performance Stock Option Agreement, Non-Employee Director Stock Option Agreement, Restricted Stock Unit Agreement, Performance Restricted Stock Unit Agreement, and Non-Employee Director Restricted Stock Unit Agreement under the 2017 Performance Incentive Plan.++

10.10(12)	Employee Stock Purchase Plan, as amended and restated.++

10.11(13)	Amended and Restated Compensation Plan for Non-Employee Directors.++

10.12(14)	401(k) Retirement Plan.++

10.13(15)	Form of Severance Letter for executive officers of the company.++

10.14(1)	Amended and Restated Letter Agreement, executed effective on December 1, 2008, with Howard W. Robin.++

10.15(1)	Amended and Restated Letter Agreement, executed effective on December 1, 2008, with John Nicholson.++

10.16(16)	Letter Agreement, executed effective on December 10, 2009, with Stephen K. Doberstein, Ph.D.++

10.17(17)	Letter Agreement dated as of May 14, 2014, by and between Nektar Therapeutics and Ivan Gergel, M.D.++

10.18(25)	Separation and General Release Agreement dated as of December 20, 2017, by and between Nektar Therapeutics and Ivan Gergel, M.D.++

10.19(15)	Amended and Restated Built-to-Suit Lease between Nektar Therapeutics and BMR-201 Industrial Road LLC, dated August 17, 2004, as amended on January 11, 2005 and July 19, 2007.

10. 20(18)	Lease Agreement dated August 4, 2017, as amended by the First Amendment to Lease dated as of August 29, 2017, by and between ARE-San Francisco No. 19, LLC and Nektar Therapeutics.

10.21(19)

Settlement Agreement and General Release, dated June 30, 2006, by and between The Board of Trustees of the University of Alabama, The University of Alabama in Huntsville, Nektar Therapeutics AL, Corporation (a wholly-owned subsidiary of Nektar Therapeutics), Nektar Therapeutics and J. Milton Harris.

10.22(1)

Exclusive Research, Development, License and Manufacturing and Supply Agreement, by and among Nektar AL Corporation, Baxter Healthcare SA, and Baxter Healthcare Corporation, dated September 26, 2005, as amended.+

10.23(1)	Exclusive License Agreement, dated December 31, 2008, between Nektar Therapeutics, a Delaware corporation, and Novartis Pharma AG, a Swiss corporation.+

10.24(16)	Supply, Dedicated Suite and Manufacturing Guarantee Agreement, dated October 29, 2010, by and among Nektar Therapeutics, Amgen Inc. and Amgen Manufacturing, Limited.+

10.25(20)	License Agreement by and between AstraZeneca AB and Nektar Therapeutics, dated September 20, 2009.+

10.26(21)	Collaboration and License Agreement dated as of May 30, 2016, by and between Daiichi Sankyo Europe GmbH and Nektar Therapeutics.

10.27(22)	Clinical Trial Collaboration Agreement dated as of September 21, 2016, by and between Bristol-Myers Squibb Company and Nektar Therapeutics
10.28(18)	License Agreement effective as of August 23, 2017, by and between Eli Lilly and Company and Nektar Therapeutics.

10.29(7)	Purchase Agreement dated September 30, 2015 by and among Nektar Therapeutics and TC Lending, LLC and TAO Fund, LLC.

10.30(7)	Pledge and Security Agreement dated October 5, 2015 by and among Nektar Therapeutics and TC Lending, LLC.

Exhibit Number	Description of Documents
10.31(23)	Purchase and Sale Agreement, dated as of February 24, 2012, between Nektar Therapeutics and RPI Finance Trust.+

10.32(24)	Amendment No. 1 to License Agreement dated effective as of August 8, 2013, by and between Nektar Therapeutics and AstraZeneca AB.+

21.1(25)	Subsidiaries of Nektar Therapeutics.

23.1(25)	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (reference is made to the signature page).

31.1(25)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(25)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

101**

The following materials from Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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

**	XBRL information is filed herewith.
(1)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2008.
(2)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
(3)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(4)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 23, 2003.
(5)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2009.
(6)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on April 15, 2014.
(7)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on October 6, 2015.
(8)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2011.
(9)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on June 17, 2015.
(10)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K filed on December 17, 2015.
(11)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on June 15, 2017.
(12)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on June 27, 2014.
(13)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2012.
(14)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(15)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
(16)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2010.
(17)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2014.

(18)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.
(19)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(20)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.
(21)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.
(22)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.
(23)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.
(24)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.
(25)	Filed herewith.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City and County of San Francisco, State of California on March 1, 2018.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Howard W. Robin	Chief Executive Officer, President and Director	March 1, 2018
Howard W. Robin	(Principal Executive Officer)

/s/ Gil M. Labrucherie	Senior Vice President and Chief Financial Officer	March 1, 2018
Gil M. Labrucherie	(Principal Financial Officer)

/s/ Jillian B. Thomsen	Senior Vice President, Finance and Chief Accounting Officer	March 1, 2018
Jillian B. Thomsen	(Principal Accounting Officer)

/s/ Robert B. Chess	Director, Chairman of the Board of Directors	March 1, 2018
Robert B. Chess
/s/ Jeffrey R. Ajer	Director	March 1, 2018
Jeffrey R. Ajer

/s/ R. Scott Greer	Director	March 1, 2018
R. Scott Greer

/s/ Christopher A. Kuebler	Director	March 1, 2018
Christopher A. Kuebler

/s/ Lutz Lingnau	Director	March 1, 2018
Lutz Lingnau

/s/ Roy A. Whitfield	Director	March 1, 2018
Roy A. Whitfield

/s/ Dennis L. Winger	Director	March 1, 2018
Dennis L. Winger