Form 10-Q
period 2018-03-31
NEKTAR THERAPEUTICS
filed 2018-05-10
CIK 906709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 171,402,476 on May 3, 2018.

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

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$34,805	$4,762
Short-term investments	261,854	291,370
Accounts receivable, net	15,607	5,014
Inventory	10,675	10,726
Other current assets	13,074	14,948
Total current assets	336,015	326,820
Long-term investments	37,157	57,088
Property, plant and equipment, net	46,328	47,463
Goodwill	76,501	76,501
Other assets	789	994
Total assets	$496,790	$508,866
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,375	$4,782
Accrued compensation	15,130	8,263
Accrued clinical trial expenses	19,790	9,461
Other accrued expenses	10,676	10,064
Interest payable	4,090	4,198
Deferred revenue, current portion	19,531	18,949
Other current liabilities	105	446
Total current liabilities	80,697	56,163
Senior secured notes, net	245,643	245,207
Liability related to the sale of future royalties, net	92,846	94,655
Deferred revenue, less current portion	12,808	19,021
Other long-term liabilities	6,513	5,992
Total liabilities	438,507	421,038
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares designated, issued or outstanding at March 31, 2018 or December 31, 2017	—	—
Common stock, $0.0001 par value; 300,000 shares authorized; 162,379 shares and 159,524 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	16	15
Capital in excess of par value	2,262,219	2,207,865
Accumulated other comprehensive loss	(2,796)	(2,111)
Accumulated deficit	(2,201,156)	(2,117,941)
Total stockholders’ equity	58,283	87,828
Total liabilities and stockholders’ equity	$496,790	$508,866

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

(Unaudited)

	Three months ended March 31,
	2018	2017
Revenue:
Product sales	$6,295	$4,756
Royalty revenue	11,076	7,217
Non-cash royalty revenue related to sale of future royalties	6,920	6,663
License, collaboration and other revenue	13,727	6,092
Total revenue	38,018	24,728
Operating costs and expenses:
Cost of goods sold	6,646	6,131
Research and development	99,424	61,058
General and administrative	18,687	11,976
Total operating costs and expenses	124,757	79,165
Loss from operations	(86,739)	(54,437)
Non-operating income (expense):
Interest expense	(5,340)	(5,402)
Non-cash interest expense on liability related to sale of future royalties	(5,019)	(4,552)
Interest income and other income (expense), net	1,571	658
Total non-operating expense, net	(8,788)	(9,296)
Loss before provision for income taxes	(95,527)	(63,733)
Provision for income taxes	265	133
Net loss	$(95,792)	$(63,866)

Basic and diluted net loss per share	$(0.60)	$(0.42)
Weighted average shares outstanding used in computing basic and diluted net loss per share	160,884	153,666

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2018	2017
Comprehensive loss	$(96,477)	$(63,352)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(95,792)	$(63,866)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash royalty revenue related to sale of future royalties	(6,920)	(6,663)
Non-cash interest expense on liability related to sale of future royalties	5,019	4,552
Stock-based compensation	19,949	8,184
Depreciation and amortization	2,541	4,033
Other non-cash transactions	(370)	(731)
Changes in operating assets and liabilities:
Accounts receivable, net	151	14,113
Inventory	51	(1,907)
Other assets	1,853	2,134
Accounts payable	6,492	4,117
Accrued compensation	6,867	(6,817)
Accrued clinical trial expenses	10,329	(515)
Other accrued expenses	605	1,798
Interest payable	(108)	(108)
Deferred revenue	(3,678)	9,619
Other liabilities	545	(2,509)
Net cash used in operating activities	(52,466)	(34,566)
Cash flows from investing activities:
Purchases of investments	—	(75,857)
Maturities of investments	37,232	58,053
Sales of investments	11,963	8,823
Purchases of property, plant and equipment	(985)	(4,089)
Net cash provided by (used in) investing activities	48,210	(13,070)
Cash flows from financing activities:
Payment of capital lease obligations	—	(613)
Proceeds from shares issued under equity compensation plans	34,352	11,792
Net cash provided by financing activities	34,352	11,179
Effect of exchange rates on cash and cash equivalents	(53)	297
Net increase (decrease) in cash and cash equivalents	30,043	(36,160)
Cash and cash equivalents at beginning of period	4,762	59,640
Cash and cash equivalents at end of period	$34,805	$23,480
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,952	$5,067

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

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

Our research and development activities have required significant ongoing investment to date and are expected to continue to require significant investment. As a result, we expect to continue to incur substantial losses and negative cash flows from operations in the future. We have financed our operations primarily through cash generated from licensing, collaboration and manufacturing agreements and financing transactions. At March 31, 2018, we had approximately $333.8 million in cash and investments in marketable securities and debt of $250.0 million in principal of senior secured notes due in October 2020.

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

Our comprehensive loss consists of our net loss plus our foreign currency translation gains and losses and unrealized holding gains and losses on available-for-sale securities, neither of which were significant during the three months ended March 31, 2018 and 2017. In addition, there were no significant reclassifications out of accumulated other comprehensive loss to the statements of operations during the three months ended March 31, 2018 and 2017.

The accompanying Condensed Consolidated Financial Statements are unaudited. The Condensed Consolidated Balance Sheet data as of December 31, 2017 was derived from the audited consolidated financial statements which are included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 1, 2018. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes to those financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Revenue, expenses, assets, and liabilities can vary during each quarter of the year. The results and trends in these interim Condensed Consolidated Financial Statements are not necessarily indicative of the results to be expected for the full year or any other period.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Accounting estimates and assumptions are inherently uncertain. Actual results could differ materially from those estimates and assumptions. Our estimates include those related to estimated selling prices of performance obligations and estimates of variable consideration in collaboration agreements, estimated royalty revenue, other estimates required for revenue recognition as described further below, the net realizable value of inventory, the impairment of investments, goodwill and long-lived assets, contingencies, accrued clinical trial and other expenses, estimated non-cash royalty revenue and non-cash interest expense from our liability related to our sale of future royalties, stock-based compensation, and ongoing litigation, among other estimates. We base our estimates on historical experience and on other assumptions that management believes are reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities when these values are not readily apparent from other sources. As appropriate, estimates are assessed each period and updated to reflect current information and any changes in estimates will generally be reflected in the period first identified.

Reclassifications

Certain items previously reported in specific financial statement captions have been reclassified to conform to the current period presentation. Such reclassifications do not materially impact previously reported revenue, operating loss, net loss, total assets, liabilities or stockholders’ equity.

Segment Information

We operate in one business segment which focuses on applying our technology platform to develop novel drug candidates. Our business offerings have similar economics and other characteristics, including the nature of products and manufacturing processes, types of customers, distribution methods and regulatory environment. We are comprehensively managed as one business segment by our Chief Executive Officer.

Significant Concentrations

Our customers are primarily pharmaceutical and biotechnology companies that are located in the U.S. and Europe and with whom we have multi-year arrangements. Our accounts receivable balance contains billed and unbilled trade receivables from product sales, milestones, other contingent payments and royalties, as well as reimbursable costs from collaborative research and development agreements. When appropriate, we provide for an allowance for doubtful accounts by reserving for specifically identified doubtful accounts. We generally do not require collateral from our customers. We perform a regular review of our customers’ payment histories and associated credit risk. We have not experienced significant credit losses from our accounts receivable and our allowance for doubtful accounts was not significant at either March 31, 2018 or December 31, 2017.

We are dependent on our suppliers and contract manufacturers to provide raw materials and drugs of appropriate quality and reliability and to meet applicable contract and regulatory requirements. In certain cases, we rely on single sources of supply of one or more critical materials. Consequently, in the event that supplies are delayed or interrupted for any reason, our ability to develop and produce our drug candidates or our ability to meet our supply obligations could be significantly impaired, which could have a material adverse effect on our business, financial condition and results of operations.

Adoption of New Accounting Principle

On January 1, 2018, we adopted Accounting Standards Codification (ASC) 606, Revenue Recognition - Revenue from Contracts with Customers.  ASC 606 supersedes the guidance in ASC 605, Revenue Recognition. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. In our adoption, we used the practical expedients to analyze only those contracts that were still active contracts as of January 1, 2018 and evaluated those contracts based on the cumulative contract modifications through that date.  We do not believe that the use of the practical expedients has or will have a material impact on our transition adjustment or our prospective accounting. We adopted ASC 606 on a modified retrospective basis under which we recognized the cumulative effect of adoption as a transition adjustment to opening accumulated deficit, therefore the periods prior to the adoption date of ASC 606 have not been restated.  If we had continued to use ASC 605 during 2018, revenue would have been $37.9 million in the three months ended March 31, 2018, as compared to the $38.0 million actually recorded.

The transition adjustment totaled $12.7 million, and included $10.7 million related to the recognition of royalty revenue.  Previously, under ASC 605, we recognized certain of our royalty arrangements on a cash basis, generally one quarter in arrears. Beginning in the first quarter of 2018, we began to accrue our best estimate of these royalties earned based on our collaboration partners’ sales of the associated drug compounds. As a result, in the first quarter of 2018, we recognized $11.1 million of estimated royalty revenue associated with our partners’ sales of MOVANTIK® and ADYNOVATE® in the first quarter of 2018, which is also recorded in the accounts receivable balance in our Condensed Consolidated Balance Sheet at March 31, 2018.  Previously, in the fourth quarter of 2017, we recognized $9.6 million in royalty revenue associated with sales of MOVANTIK® and ADYNOVATE® in the third quarter of 2017.   The transition between the two accounting methods results in the $10.7 million in royalties for sales of MOVANTIK® and ADYNOVATE® in the fourth quarter of 2017 being recognized as a direct reduction of our accumulated deficit instead of being recognized in the statement of operations.  The transition adjustment also includes $2.0 million for the reduction of deferred revenue related to one of our collaboration arrangements.

The impact of the adoption of ASC 606 on our Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Operations as of and for the three months ended March 31, 2018 was as follows (in thousands):

	As of and for the three months ended March 31, 2018
	As reported	Adjustments	Balances Without the Adoption of Topic 606
Condensed Consolidated Balance Sheet data
Accounts receivable, net	$15,607	$(11,077)	$4,530
Deferred revenue, current portion	19,531	600	20,131
Deferred revenue, less current portion	12,808	1,140	13,948
Accumulated deficit	(2,201,156)	(12,817)	(2,213,973)

Condensed Consolidated Statement of Operations data
Royalty revenue	$11,076	$(332)	$10,744
License, collaboration and other revenue	13,727	213	13,940
Total revenue	38,018	(119)	37,899

Revenue Recognition

We derive our revenue from our arrangements with pharmaceutical and biotechnology collaboration partners. We enter into collaboration arrangements, under which we may grant licenses to our collaboration partners to further develop and commercialize one of our proprietary drug candidates or grant licenses to partners to use our technology to research and develop their own proprietary drug candidates. We may also perform research, development, manufacturing and supply activities under our collaboration agreements. Consideration under these contracts generally includes an upfront payment, development milestones and other contingent payments, royalties based on net sales of approved drugs, and commercial sales milestone payments. Additionally, these contracts may provide options for the customer to purchase our proprietary PEGylation materials, drug candidates or additional research and development services under separate contracts.

We assess which activities in our collaboration agreements are performance obligations that should be accounted for separately and determine the arrangement transaction price, which includes the assessment of the probability of achievement of future milestones and other potential consideration.  For arrangements that include multiple performance obligations, such as granting a license and performing research and development activities, we allocate upfront and milestone payments under a relative standalone selling price method. Accordingly, we develop assumptions that require judgment to determine the standalone selling price for each performance obligation identified in the contract. These key assumptions may include revenue forecasts, clinical development timelines and costs, discount rates and probabilities of clinical and regulatory success.

Product Sales

Product sales are primarily derived from manufacturing and supply agreements with our customers.  We have assessed our current manufacturing and supply arrangements and have generally determined that they provide the customer an option to purchase our proprietary PEGylation materials.  Accordingly, we treat each purchase order as a discrete exercise of the customer’s option (i.e. a separate contract) rather than as a component of the overall arrangement. The pricing for the manufacturing and supply is generally at a fixed price and may be subject to annual producer price index (PPI) adjustments.  We invoice and recognize product sales when title and risk of loss pass to the customer, which generally occurs upon shipment. Customer payments are generally due 30 days from receipt of invoice.  We test our products for adherence to technical specifications before shipment; accordingly, we have not experienced any significant returns from our customers.

Royalty Revenue

Generally, we are entitled to royalties from our collaboration partners based on the net sales of their approved drugs that are marketed and sold, in one or more countries where we hold royalty rights. For arrangements that include sales-based royalties, including commercial milestone payments based on the level of sales, we have concluded that the license is the predominant item to which the royalties relate. Accordingly, we recognize royalty revenue, including for our non-cash royalties, when the underlying sales occur based on our best estimates of sales of the drugs.  Our partners generally pay royalties or commercial milestones after the end of the calendar quarter in accordance with contractual terms.

License, collaboration and other revenue

License Grants: For collaboration arrangements that include a grant of a license to our intellectual property, we consider whether the license grant is distinct from the other performance obligations included in the arrangement.  Generally, we would conclude that the license is distinct if the customer is able to benefit from the license with the resources available to it. For licenses that are distinct, we recognize revenues from nonrefundable, upfront payments and other consideration allocated to the license when the license term has begun and we have provided all necessary information regarding the underlying intellectual property to the customer, which generally occurs at or near the inception of the arrangement.

Milestone Payments: At the inception of the arrangement and at each reporting date thereafter, we assess whether we should include any milestone payments or other forms of variable consideration in the transaction price, based on whether a significant reversal of revenue previously recognized is not probable upon resolution of the uncertainty. Since milestone payments may become payable to us upon the initiation of a clinical study or filing for or receipt of regulatory approval, we review the relevant facts and circumstances to determine when we should update the transaction price, which may occur before the triggering event. When we do update the transaction price for milestone payments, we allocate it on a relative standalone selling price basis and record revenue on a cumulative catch-up basis, which results in recognizing revenue for previously satisfied performance obligations in such period. Our partners generally pay development milestones subsequent to achievement of the triggering event.

Research and development services:  For amounts allocated to our research and development obligations in a collaboration arrangement, we recognize revenue over time using a proportional performance model, representing the transfer of goods or services as we perform activities over the term of the agreement.

Our revenue recognition policies under ASC 605 are described in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Income Taxes

For the three months ended March 31, 2018 and 2017, we recorded an income tax provision for our Nektar India operations at an effective tax rate of approximately 31% and 35%, respectively. The U.S. Tax Cuts and Jobs Act was enacted on December 22, 2017 and reduces the U.S. federal corporate tax rate from 35% in 2017 to 21% in 2018. The U.S. federal deferred tax assets generated from our net operating losses have been fully reserved, as we believe it is not more likely than not that the benefit will be realized.

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

Note 2 — Cash and Investments in Marketable Securities

Cash and investments in marketable securities, including cash equivalents, are as follows (in thousands):

	Estimated Fair Value at
	March 31, 2018	December 31, 2017
Cash and cash equivalents	$34,805	$4,762
Short-term investments	261,854	291,370
Long-term investments	37,157	57,088
Total cash and investments in marketable securities	$333,816	$353,220

We invest in liquid, high quality debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in securities with maturities of two years or less and maintain a weighted average maturity of one year or less. As of March 31, 2018 and December 31, 2017, all of our long-term investments had maturities between one and two years.

Gross unrealized gains and losses were not significant at either March 31, 2018 or December 31, 2017. During the three months ended March 31, 2018 and 2017, we sold available-for-sale securities totaling $12.0 million and $8.8 million, respectively, and gross realized gains and losses on those sales were not significant. The cost of securities sold is based on the specific identification method.

Under the terms of our 7.75% senior secured notes due October 2020, we are required to maintain a minimum cash and investments in marketable securities balance of $60.0 million.

Our portfolio of cash and investments in marketable securities includes (in thousands):

		Estimated Fair Value at
	Fair Value Hierarchy Level	March 31, 2018	December 31, 2017
Corporate notes and bonds	2	$189,845	$216,253
Corporate commercial paper	2	104,967	128,096
Obligations of U.S. government agencies	2	2,974	2,977
Available-for-sale investments		297,786	347,326
Money market funds	1	21,055	302
Certificate of deposit	N/A	1,225	1,132
Cash	N/A	13,750	4,460
Total cash and investments in marketable securities		$333,816	$353,220

Level 1 —	Quoted prices in active markets for identical assets or liabilities.
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

We use a market approach to value our Level 2 investments. The disclosed fair value related to our investments is based on market prices from a variety of industry standard data providers and generally represents quoted prices for similar assets in active markets or has been derived from observable market data. During the three months ended March 31, 2018 and 2017, there were no transfers between Level 1 and Level 2 of the fair value hierarchy.

Additionally, as of March 31, 2018, based on a discounted cash flow analysis using Level 3 inputs including financial discount rates, we believe the fair value of the $250.0 million in principal amount of our 7.75% senior secured notes due October 2020 is approximately $262.0 million. We may redeem some or all of these notes at a redemption price equal to 104% of the principal amount of the notes if the redemption date is prior to October 5, 2018, 102% of the principal amount of the notes if the redemption date is prior to October 5, 2019, or 100% of the principal amount of the notes if the redemption date is on or after October 5, 2019, plus, in each case, accrued and unpaid interest to the applicable redemption date.

Note 3 — Inventory

Inventory consists of the following (in thousands):

	March 31, 2018	December 31, 2017
Raw materials	$1,742	$1,796
Work-in-process	7,918	4,843
Finished goods	1,015	4,087
Total inventory	$10,675	$10,726

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

Note 4 — Liability Related to Sale of Future Royalties

On February 24, 2012, we entered into a Purchase and Sale Agreement (the Purchase and Sale Agreement) with RPI Finance Trust (RPI), an affiliate of Royalty Pharma, pursuant to which we sold, and RPI purchased, our right to receive royalty payments (the Royalty Entitlement) arising from the worldwide net sales, from and after January 1, 2012, of (a) CIMZIA®, under our license, manufacturing and supply agreement with UCB Pharma (UCB), and (b) MIRCERA®, under our license, manufacturing and supply agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (together referred to as Roche). We received aggregate cash proceeds of $124.0 million for the Royalty Entitlement. As part of this sale, we incurred approximately $4.4 million in transaction costs, which will be amortized to interest expense over the estimated life of the Purchase and Sale Agreement. Although we sold all of our rights to receive royalties from the CIMZIA® and MIRCERA® products, as a result of our ongoing manufacturing and supply obligations related to the generation of these royalties, we will continue to account for these royalties as revenue. We recorded the $124.0 million in proceeds from this transaction as a liability (Royalty Obligation) that will be amortized using the interest method over the estimated life of the Purchase and Sale Agreement as royalties from the CIMZIA® and MIRCERA® products are remitted directly to RPI. During the three months ended March 31, 2018 and 2017, we recognized $6.9 million and $6.7 million, respectively, in non-cash royalty revenue from net sales of CIMZIA® and MIRCERA®, and we recorded $5.0 million and $4.6 million, respectively, of related non-cash interest expense.

We periodically assess the estimated royalty payments to RPI from UCB and Roche and to the extent such payments are greater or less than our initial estimates or the timing of such payments is materially different from our original estimates, we will prospectively adjust the amortization of the Royalty Obligation.  From inception through 2017, our estimate of the total interest expense on the Royalty Obligation resulted in an effective annual interest rate of approximately 17%. During the three months ended December 31, 2017, as a result of increases in the forecasted sales of CIMZIA®, our estimate of the effective annual interest rate over the life of the agreement increased to 17.6%, which results in a prospective interest rate of approximately 21%.

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

To date, we have not incurred costs to defend lawsuits or settle claims related to these indemnification obligations. Because the aggregate amount of any potential indemnification obligation is not a stated amount, the overall maximum amount of any such obligations cannot be reasonably estimated. No liabilities have been recorded for these obligations in our Condensed Consolidated Balance Sheets at either March 31, 2018 or December 31, 2017.

Note 6 — License and Collaboration Agreements

We have entered into various collaboration agreements including license agreements and collaborative research, development and commercialization agreements with various pharmaceutical and biotechnology companies. As described in Note 1, in January 1, 2018, we adopted ASC 606, Revenue Recognition - Revenue from Contracts with Customers, which supersedes the guidance in ASC

605, Revenue Recognition. We recognized revenue under ASC 606 for the three months ended March 31, 2018 and under ASC 605 for the three months ended March 31, 2017.  In accordance with our collaboration agreements, we recognized license, collaboration and other revenue as follows (in thousands):

		Three months ended March 31,
Partner	Drug or Drug Candidate	2018	2017
Baxalta Incorporated/Shire	ADYNOVATE®	$10,011	$—
Eli Lilly and Company	NKTR-358	2,354	—
Amgen, Inc.	Neulasta®	1,250	1,250
AstraZeneca AB	MOVANTIK® and MOVANTIK® fixed-dose combination program	—	3,000
Other		112	1,842
License, collaboration and other revenue		$13,727	$6,092

In the three months ended March 31, 2018, we recognized $28.0 million of revenue for performance obligations that we had satisfied in prior periods. This amount includes all of our royalty revenue and non-cash royalty revenue because these royalties substantially relate to the licenses that we had previously granted. This amount also includes the $10.0 million development milestone payment earned and received from Baxalta in the three months ended March 31, 2018 described below.

The following table presents the changes in our deferred revenue balance from our collaboration agreements during the three months ended March 31, 2018:

Three months ended March 31, 2018
Deferred revenue—December 31, 2017	$37,970
Transition adjustment related to adoption of ASC 606	(1,953)
Recognition of previously unearned revenue	(3,678)
Deferred revenue—March 31, 2018	$32,339

Our balance of deferred revenue contains the transaction price from our collaboration agreements allocated to performance obligations which are partially unsatisfied. We expect to recognize approximately $19.5 million of our deferred revenue over the next twelve months and recognize the significant majority of the remaining $12.8 million over the following twelve months.

As of March 31, 2018, our collaboration agreements with partners included potential future payments for development milestones totaling approximately $295.5 million, including amounts from our agreement with Lilly described below. In addition, under our collaboration agreements we are entitled to receive contingent development payments and contingent sales milestones and royalty payments, as described below.

There have been no material changes to our collaboration agreements in the three months ended March 31, 2018, except as described below.

Bristol-Myers Squibb (BMS): NKTR-214

On February 13, 2018, we entered into a Strategic Collaboration Agreement with BMS (BMS Collaboration Agreement) and Share Purchase Agreement, both of which became effective on April 3, 2018 and accordingly are not reflected in our Condensed Consolidated Financial Statements as of March 31, 2018.  Pursuant to these agreements, we and BMS will jointly develop NKTR-214, including, without limitation, in combination with BMS’s Opdivo® (nivolumab) and Opdivo® plus Yervoy® (ipilimumab), and other compounds of BMS, us or any third party. The parties have agreed to jointly commercialize NKTR-214 on a worldwide basis. We will record all worldwide sales for NKTR-214. We will share global commercialization profits and losses with BMS for NKTR-214, with Nektar sharing 65% and BMS sharing 35% of the net profits and losses. BMS will lead commercialization efforts for combinations of NKTR-214 with BMS proprietary medicines, and we will lead all other commercialization efforts for NKTR-214. We will have the final decision-making authority regarding the pricing for NKTR-214. NKTR-214 will be sold on a stand-alone basis and there will be no fixed-dose combinations or co-packaging.  Pursuant to a Joint Development Plan (JDP), the parties will initially conduct a series of registration-enabling trials in more than 20 indications in nine tumor types.  This JDP may be updated and expanded only upon mutual agreement of the parties. The parties will share the development costs for NKTR-214 in combination regimens based on each party’s relative ownership interest in the compounds included in the regimens. For example, the parties will share development costs for NKTR-214 in combination with Opdivo®, 67.5% of costs to BMS and 32.5% to Nektar, and for NKTR-214 in a triplet combination with Opdivo® and Yervoy®, 78% of costs to BMS and 22% to Nektar.

Upon the effective date in April 2018, BMS paid us a non-refundable upfront cash payment of $1.0 billion. We are eligible to receive additional cash payments up to a total of $1.43 billion upon the achievement of certain development and regulatory milestones and up to a total of $350.0 million upon the achievement of certain sales milestones. In April 2018, BMS also purchased 8,284,600 shares of our common stock for total additional cash consideration of $850.0 million, or $102.60 per share.

The BMS Collaboration Agreement superseded and replaced the Clinical Trial Agreement we entered into with BMS in September 2016 to develop NKTR-214 in combination with Opdivo®.  Under the Clinical Trial Agreement, we acted as the sponsor of each Combination Therapy Trial and BMS was responsible for 50% of all out-of-pocket costs reasonably incurred in connection with third party contract research organizations, laboratories, clinical sites and institutional review boards.  We recorded cost reimbursement payments to us from BMS as a reduction to research and development expense. Each party was otherwise responsible for its own internal costs, including internal personnel costs, incurred in connection with each Combination Therapy Trial.

Eli Lilly and Company (Lilly):  NKTR-358

Effective August 23, 2017, we entered into a worldwide license agreement with Eli Lilly and Company (Lilly) to co-develop NKTR-358, a novel immunological drug candidate that we invented. Under the terms of the agreement we (i) received an initial payment of $150.0 million in September 2017 and are eligible for up to $250.0 million in additional development milestones, (ii) will co-develop NKTR-358 with Lilly, for which we are responsible for completing Phase 1 clinical development and certain drug product development and supply activities, (iii) will share with Lilly Phase 2 development costs with 75% of those costs borne by Lilly and 25% of the costs borne by us, (iv) will have the option to contribute funding to Phase 3 development on an indication-by-indication basis ranging from zero to 25% of development costs, and (v) will have the opportunity to receive up to double-digit sales royalty rates that escalate based upon our Phase 3 development cost contribution and the level of annual global product sales. Lilly will be responsible for all costs of global commercialization and we will have an option to co-promote in the U.S. under certain conditions. A portion of the development milestones may be reduced by 50% under certain conditions, related to the final formulation of the approved product and the timing of prior approval (if any) of competitive products with a similar mechanism of action, which could reduce these milestone payments by 75% if both conditions occur.

The agreement will continue until Lilly no longer has any royalty payment obligations or, if earlier, the termination of the agreement in accordance with its terms. The agreement may be terminated by Lilly for convenience, and may also be terminated under certain other circumstances, including material breach.

We identified our license grant to Lilly, our ongoing Phase 1 clinical development obligation and our drug product development obligation as the significant performance obligations in the arrangement. The valuation of each performance obligation involves significant estimates and assumptions, including but not limited to, expected market opportunity and pricing, assumed royalty rates, clinical trial costs, timelines and likelihood of success; in each case these estimates and assumptions covering long time periods. We determined the selling price for the license based on a discounted cash flow analysis of projected revenues from NKTR-358 and development and commercial costs using a discount rate based on a market participant’s weighted average cost of capital adjusted for forecasting risk. We determined the selling prices for our Phase 1 clinical development and drug product development deliverables based on the nature of the services to be performed and estimates of the associated efforts and third-party rates for similar services.

Although we are entitled to significant development milestones under this arrangement, we did not include any of such milestones in the transaction price due to the significant uncertainties involved with clinical development. We have therefore determined the transaction price to consist of the upfront payment of $150.0 million in September 2017. Based on our estimates of the standalone selling prices of the performance obligations, we allocated the $150.0 million upfront payment as $125.9 million to the license, $17.6 million to the Phase 1 clinical development and $6.5 million to the drug product development.

Under our adoption of ASC 606 as of January 1, 2018, we made no changes to our deferred revenue balance totaling $19.9 million, reflecting $14.5 million for the Phase 1 clinical development and $5.4 million for drug product development. We concluded that it was appropriate to have recognized the $125.9 million of revenue allocated to the license upon the effective date of the license agreement in August 2017, since we determined that the license was a right to use our intellectual property, for which, as of the effective date, we had provided all necessary information to Lilly to benefit from the license and the license term had begun. We recognize revenue for the Phase 1 clinical development and drug product development using an input method, using costs incurred, as this method depicts our progress towards providing Lilly with the results of clinical trials and drug production processes. As of March 31, 2018, we have deferred revenue of approximately $17.6 million related to this agreement, which we expect to recognize through December 2019, the estimated end of our performance obligations under this agreement.

Baxalta Incorporated/Shire: Hemophilia

We are a party to an exclusive research, development, license and manufacturing and supply agreement with Baxalta Incorporated (Baxalta), a subsidiary of Shire plc, entered into in September 2005 to develop products designed to improve therapies for Hemophilia A patients using our PEGylation technology. Under the terms of the agreement, we are entitled to research and development funding for our active programs, which are now complete for Factor VIII, and are responsible for supplying Baxalta with its requirements for our proprietary materials. Baxalta is responsible for all clinical development, regulatory, and commercialization expenses. The agreement is terminable by the parties under customary conditions.

This Hemophilia A program includes ADYNOVATE®, which was approved by the United States Food and Drug Administration (FDA) in November 2015 for use in adults and adolescents, aged 12 years and older, who have Hemophilia A, and is now marketed in the U.S., the European Union, and many other countries. As a result of the marketing authorization in the EU in January 2018, we earned a $10.0 million development milestone, which was received in March 2018. In addition, we are entitled to sales milestones upon achievement of annual sales targets and royalties based on annual worldwide net sales of products resulting from this agreement.

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

Under our adoption of ASC 606 as of January 1, 2018, we determined that our satisfied performance obligations consist of granting the license, granting the right to sublicense and performing research and development services.  We determined that we have an unsatisfied performance obligation related to our ongoing supply of PEGylation materials at a price less than their standalone selling prices.  We updated the arrangement transaction price in the three months ended March 31, 2018 for the $10.0 million EU approval milestone achieved in January 2018 since we had previously excluded it due to the significant uncertainty from regulatory approval. Based on the terms of this milestone, we allocated the entire milestone to the license grant and research and development services, and therefore recognized the entire $10.0 million in the three months ended March 31, 2018 as we had previously satisfied those performance obligations. As of March 31, 2018, we have deferred revenue of $1.0 million related to this agreement.

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

Under our adoption ASC 606 as of January 1, 2018, we determined that our obligation to manufacture and supply of our PEGylation materials and to maintain the dedicated manufacturing suite solely for the production of such materials for Amgen represented an obligation to stand ready to manufacture such materials. We concluded that we should recognize revenue based on the passage of time as this method depicts the satisfaction of Amgen’s right to require production of PEGylation materials at any time. As of March 31, 2018, we have deferred revenue of approximately $12.9 million related to this agreement, which we expect to recognize through October 2020, the estimated end of our obligations under this agreement.

AstraZeneca AB:  MOVANTIK® (naloxegol oxalate), previously referred to as naloxegol and NKTR-118, and MOVANTIK® fixed-dose combination program, previously referred to as NKTR-119

In September 2009, we entered into an agreement with AstraZeneca AB (AstraZeneca) under which we granted AstraZeneca a worldwide, exclusive license under our patents and other intellectual property to develop, market, and sell MOVANTIK® and MOVANTIK® fixed-dose combination program. AstraZeneca is responsible for all research, development and commercialization and is responsible for all drug development and commercialization decisions for MOVANTIK® and the MOVANTIK® fixed-dose combination program. In September 2014 and December 2014, MOVANTIK® /MOVENTIG® was approved in the US and EU, respectively.  As of March 31, 2018, we have received a total of $385.0 million of upfront and contingent milestone payments from this agreement, all of which was received in or before 2015. We are entitled to receive up to $75.0 million of commercial launch contingent payments related to the MOVANTIK® fixed-dose combination program, based on development events to be pursued and completed solely by AstraZeneca. In addition, we are entitled to significant and escalating double-digit royalty payments and sales milestone payments based on annual worldwide net sales of MOVANTIK® and MOVANTIK® fixed-dose combination products.

In March 2016, AstraZeneca announced that it had entered into an agreement with ProStrakan Group plc, a subsidiary of Kyowa Hakko Kirin Co. Ltd. (Kirin), granting Kirin exclusive marketing rights to MOVENTIG® in the EU, Iceland, Liechtenstein, Norway and Switzerland. Under our license agreement with AstraZeneca, we and AstraZeneca will share the upfront payment, market access milestone payments, royalties and sales milestone payments made by Kirin to AstraZeneca with AstraZeneca receiving 60% and Nektar receiving 40%. In the three months ended March 31, 2017, we recognized a total of $3.0 million related to our share of license-related payments made from Kirin to AstraZeneca. As of March 31, 2018, we do not have deferred revenue related to our agreement with AstraZeneca.

Other

In addition, as of March 31, 2018, we have a number of other collaboration agreements, including with our collaboration partners UCB and Halozyme, under which we are entitled to up to a total of $45.5 million of development milestone payments upon achievement of certain development objectives, as well as sales milestones upon achievement of annual sales targets and royalties based on net sales of commercialized products, if any. However, given the current phase of development of the potential products under these collaboration agreements, we cannot estimate the probability or timing of achieving these milestones and, therefore, have excluded all development milestones from the respective transaction prices for these agreements. As of March 31, 2018, we have deferred revenue of approximately $0.8 million related to these other collaboration agreements.

Note 7 — Stock-Based Compensation

Total stock-based compensation expense was recognized in our Condensed Consolidated Statements of Operations as follows (in thousands):

	Three months ended March 31,
	2018	2017
Cost of goods sold	$418	$608
Research and development	11,056	4,664
General and administrative	8,475	2,912
Total stock-based compensation	$19,949	$8,184

During the three months ended March 31, 2018 and 2017, we granted 209,700 and 328,860 stock options, respectively, and these options had a weighted average grant-date fair value of $68.88 per share and $7.94 per share, respectively. During the three months ended March 31, 2018, we granted 10,000  RSUs. We did not grant any RSUs during the three months ended March 31, 2017.

As a result of stock issuances under our equity compensation plans, during the three months ended March 31, 2018 and 2017, we issued 2,854,816 and 1,518,605 shares of our common stock, respectively.

Note 8 — Net Loss Per Share

 Basic net loss per share is calculated based on the weighted-average number of common shares outstanding during the periods presented. For all periods presented in the accompanying Condensed Consolidated Statements of Operations, basic and diluted net loss per share are the same due to our net losses and the requirement to exclude potentially dilutive securities which would have an antidilutive effect on net loss per share. During the three months ended March 31, 2018 and 2017, potentially dilutive securities consisted of common shares underlying outstanding stock options and RSUs. During the three months ended March 31, 2018 and 2017, there were weighted average outstanding stock options and RSUs of 20.0 million and 21.0 million shares, respectively.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to those discussed in this section as well as factors described in Part II, Item 1A- “Risk Factors.”

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

•

On February 13, 2018, we entered into the BMS Collaboration Agreement, pursuant to which we and BMS will jointly develop NKTR-214, our lead immunooncology drug candidate, in combination with BMS’s Opdivo® (nivolumab) and/or Opdivo® plus Yervoy® (ipilimumab), in more than 20 indications across nine tumor types, as well as potential combinations with other anti-cancer agents from BMS, us and third parties. On April 3, 2018, the closing date of the transaction, BMS made a non-refundable upfront cash payment of $1.0 billion to us under the Collaboration Agreement.  On April 3, 2018, BMS also paid the purchase price of $102.60 per share for the sale and issuance of 8,284,600 shares of common stock, or a total of approximately $850.0 million, under a Share Purchase Agreement (Purchase Agreement).

•

In 2017, as part of our broad Phase 1/2 clinical collaboration with BMS in five tumor types and eight potential indications, we commenced a broad clinical development program for NKTR-214 in combination with other immunooncology agents including Opdivo® (nivolumab), a dose-escalation study, and numerous preclinical collaboration programs. In 2017, we also began dosing a clinical study evaluating the efficacy and safety of NKTR-214 in combination with approved immunooncology agents, TECENTRIQ® (atezolizumab) and KEYTRUDA® (pembrolizumab).

•

In the last half of 2017, we completed enrollment in the dose-escalation phase of the NKTR-214 study evaluating NKTR-214 in combination with Opdivo® (nivolumab) in patients with melanoma, renal cell carcinoma and non-small cell lung cancer which we call the PIVOT-02 study. On November 11, 2017, we announced interim data from the dose-escalation phase of the PIVOT-02 Phase 1/2 study. We have identified the Phase 2 dose for NKTR-214 and are currently enrolling subjects in the expansion phase of the study.

•

On April 24, 2018, we announced a clinical collaboration with Takeda Pharmaceutical Company Limited (Takeda) to evaluate NKTR-214 with Takeda’s investigational medicine, TAK-659, a dual inhibitor of both spleen tyrosine kinase (SYK) and FLT-3.

•

In February 2017, we filed an investigational new drug (IND) application for NKTR-358, our autoimmune disease drug candidate. We began the Phase 1 clinical study to evaluate single-ascending doses of NKTR-358 in healthy volunteers in March 2017. On July 24, 2017, we entered into a license agreement with Lilly to co-develop NKTR-358. This study is designed to establish a range of dose levels and evaluate pharmacokinetics and safety. A Phase 1 multiple-ascending dose trial was initiated in May of 2018 in lupus patients.

•

On March 20, 2017, we announced that NKTR-181 met its primary and secondary endpoints in the SUMMIT-07 Phase 3 efficacy study. On July 18, 2017, we announced positive top-line data for our pivotal human abuse potential study (the HAP study) for NKTR-181. The HAP study was designed to assess the relative oral abuse potential of NKTR-181 at its highest tested therapeutic dose as well as at the highest dose to which patients have been exposed in our long-term safety study and at a supratherapeutic dose compared to common therapeutic doses of oxycodone, a Schedule II opioid. Following the success of the SUMMIT-07 Phase 3 efficacy study and the HAP study, we are seeking a partner to support future development and commercialization activities for NKTR-181. We are currently planning to file the NDA for NKTR-181 in the second quarter of 2018.

•

We filed the IND for NKTR-262 in December 2017 and initiated enrollment of patients in the initial Phase 1/2 study in April 2018.  We are also completing preclinical research for NKTR-255 with the goal of advancing this program into the clinic in 2019.

The level of our future research and development investment will depend on a number of trends and uncertainties including clinical outcomes, future studies required to advance programs to regulatory approval, and the economics related to potential future collaborations that may include upfront payments, development funding, milestones, and royalties.

We also have significant milestone and royalty economic interests in approved drugs and drug candidates in late stage development with our collaboration partners. With AstraZeneca, we have a collaboration for MOVANTIK®, an oral peripherally-acting mu-opioid antagonist for the treatment of opioid-induced constipation in adult patients with non-cancer pain. MOVANTIK® is approved by health authorities in the United States, the European Union, and many other countries.  We have a collaboration with Baxalta (a wholly-owned subsidiary of Shire plc) for ADYNOVATE®, that was approved by the FDA in late 2015 for use in adults and adolescents, aged 12 years and older, who have Hemophilia A. ADYNOVITM was approved by health authorities in Europe in January 2018, and ADYNOVATE® is approved by health authorities in many other countries.

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

Key Developments and Trends in Liquidity and Capital Resources

We estimate that we have working capital to fund our current business plans through at least the next twelve months. As of March 31, 2018, we had approximately $333.8 million in cash and investments in marketable securities and had debt of $250.0 million in principal of senior secured notes due in October 2020.  In addition, as described above and in Note 6 to our Condensed Consolidated Financial Statements, we entered into the BMS Collaboration Agreement and the Purchase Agreement with BMS on February 13, 2018, upon the effectiveness of which, in April 2018, BMS paid us a non-refundable upfront cash payment of $1.0 billion and purchased 8,284,600 shares of our common stock for a total cash payment of $850.0 million.

Results of Operations

Three Months Ended March 31, 2018 and 2017

Revenue (in thousands, except percentages)

	Three months ended March 31,		Increase/ (Decrease) 2018 vs. 2017	Percentage Increase/ (Decrease) 2018 vs. 2017
	2018	2017
Product sales	$6,295	$4,756	$1,539	32%
Royalty revenue	11,076	7,217	3,859	53%
Non-cash royalty revenue related to sale of future royalties	6,920	6,663	257	4%
License, collaboration and other revenue	13,727	6,092	7,635	>100%
Total revenue	$38,018	$24,728	$13,290	54%

As described in Note 1 to our Condensed Consolidated Financial Statements, in January 1, 2018, we adopted Accounting Standards Codification (ASC) 606, Revenue Recognition - Revenue from Contracts with Customers.  ASC 606 supersedes the guidance in ASC 605, Revenue Recognition. We adopted ASC 606 on a modified retrospective basis under which we recognized the $12.7 million cumulative effect of adoption as a reduction to opening accumulated deficit.  Revenue for the three months ended March 31, 2017 was recorded under ASC 605, while revenue for the three months ended March 31, 2018 was recorded under ASC 606. If we had continued to use ASC 605 during 2018, revenue would have been $37.9 million  in the three months ended March 31, 2018 as compared to the $38.0 million actually recorded.

Our revenue is derived from our collaboration agreements, under which we may receive product sales revenue, royalties, license fees, milestone and other contingent payments and/or contract research payments. Revenue is recognized when we transfer promised goods or services to our collaboration partners. The amount of upfront fees received under our license and collaboration agreements allocated to continuing obligations, such as manufacturing and supply commitments, is generally recognized as we deliver products or provide development services. As a result, there may be significant variations in the timing of receipt of cash payments and our recognition of revenue. We make our best estimate of the timing and amount of products and services expected to be required to fulfill our performance obligations. Given the uncertainties in research and development collaborations, significant judgment is required by us to make these estimates.

Product Sales

Product sales include predominantly fixed price manufacturing and supply agreements with our collaboration partners and are the result of firm purchase orders from those partners. The timing of shipments is based solely on the demand and requirements of our collaboration partners and is not ratable throughout the year.

Product sales increased for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to increased product demand from our collaboration partners. We expect product sales for the full year of 2018 to decrease compared to 2017 primarily due to the termination in October 2017 of our collaboration agreement with Ophthotech Corporation.

Royalty Revenue

We receive royalty revenue from certain of our collaboration partners based on their net sales of commercial products. Royalty revenue for AstraZeneca’s MOVANTIK® and MOVENTIG® and Baxalta’s ADYNOVATE®, each of which was launched in 2015, increased for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.  We expect royalty revenue for the full year of 2018 to increase as compared to 2017 due to royalties we expect to receive as a result of continued sales growth of these partnered products and the approval of ADYNOVITM in the EU in January 2018.

As part of its approval of MOVANTIK®, the FDA required AstraZeneca to perform a post-marketing, observational epidemiological study comparing MOVANTIK® to other treatments of OIC in patients with chronic, non-cancer pain. As a result, the royalty rate payable to us from net sales of MOVANTIK® in the U.S. by AstraZeneca can be reduced by up to two percentage points to fund 33% of the external costs incurred by AstraZeneca to fund such post approval study, subject to a $35.0 million aggregate cap. As of March 31, 2018, our cumulative share of the post-approval study expenses has been $0.9 million.  Any costs incurred by AstraZeneca can only be recovered by the reduction of the royalty paid to us. In no case can amounts be recovered by the reduction of a contingent payment due from AstraZeneca to us or through a payment from us to AstraZeneca.

Non-cash Royalty Revenue Related to Sale of Future Royalties

In February 2012, we sold all of our rights to receive future royalty payments on CIMZIA® and MIRCERA®. As described in Note 4 to our Condensed Consolidated Financial Statements, this royalty sale transaction has been recorded as a liability that amortizes over the estimated royalty payment period. As a result of this liability accounting, even though the royalties from UCB and Roche are remitted directly to the purchaser of these royalty interests, we will continue to record revenue for these royalties. We expect non-cash royalties from net sales of CIMZIA® and MIRCERA® for the full year of 2018 to increase marginally compared to 2017.

License, Collaboration and Other Revenue

License, collaboration and other revenue includes the recognition of upfront payments, milestone and other contingent payments received in connection with our license and collaboration agreements and certain research and development activities. The level of license, collaboration and other revenue depends in part upon the achievement of milestones and other contingent events, the continuation of existing collaborations, the amount of our research and development services, and entering into new collaboration agreements, if any.

License, collaboration and other revenue increased for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to the recognition of a $10.0 million milestone payment received in March 2018 as a result of the marketing authorization of ADYNOVITM in the EU in January 2018.

We expect that our license, collaboration and other revenue will increase significantly in the full year of 2018 compared to 2017 as a result of the BMS Collaboration Agreement made effective in April 2018.

Cost of Goods Sold and Product Gross Margin (in thousands, except percentages)

	Three months ended March 31,		Increase/ (Decrease) 2018 vs. 2017	Percentage Increase/ (Decrease) 2018 vs. 2017
	2018	2017
Cost of goods sold	$6,646	$6,131	$515	8%
Product gross profit	(351)	(1,375)	1,024	(74)%
Product gross margin	(6)%	(29)%

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

Cost of goods sold increased during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to increased product sales. The increase in product gross profit and product gross margin during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 is primarily due to increased product sales as well as a more favorable product mix in 2018 compared to 2017. We have a manufacturing arrangement with a partner that includes a fixed price which is less than the fully burdened manufacturing cost for the reagent, and we expect this situation to continue with this partner in future years. There were fewer shipments to this partner relative to shipments to other customers during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. In addition to product sales from reagent materials supplied to the partner where our sales are less than our fully burdened manufacturing cost, we also receive royalty revenue from this collaboration. In the three months ended March 31, 2018 and 2017, the royalty revenue from this collaboration exceeded the related negative gross profit.

We expect product gross margin to continue to fluctuate in future periods depending on the level and mix of manufacturing orders from our customers due to the predominantly fixed cost base associated with our manufacturing activities. We currently expect product gross margin to decrease for the full year of 2018 as compared to 2017 and gross margin may be negative in the full year of 2018 as a result of the anticipated decrease in product sales described above.

Research and Development Expense (in thousands, except percentages)

	Three months ended March 31,		Increase/ (Decrease) 2018 vs. 2017	Percentage Increase/ (Decrease) 2018 vs. 2017
	2018	2017
Research and development expense	$99,424	$61,058	$38,366	63%

Research and development expense consists primarily of clinical study costs, direct costs of outside research, materials, supplies, licenses and fees as well as personnel costs (including salaries, benefits, and stock-based compensation). Research and development expense also includes certain overhead allocations consisting of support and facilities-related costs. Where we perform research and development activities under a clinical joint development collaboration, such as our collaboration with BMS, we record the cost reimbursement from our partner as a reduction to research and development expense when reimbursement amounts are due to us under the agreement.

Research and development expense increased during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to our clinical development of NKTR-214, NKTR-181, NKTR-262, and preclinical activities for NKTR-255. In addition, the increase in research and development expense during the three months ended March 31, 2018 compared with the three months ended March 31, 2017 includes increases in non-cash stock-based compensation and other personnel costs. We expect research and development expense to increase significantly for the full year of 2018 compared to 2017 primarily as a result of the development of NKTR-214 under the BMS Collaboration Agreement. In addition, we expect non-cash stock-based compensation expense to increase in 2018 due to the increase in our stock price.

Other than as described in the Overview section above, there have been no material changes to the status of clinical programs in the three months ended March 31, 2018 from the activities discussed in our Annual Report on Form 10-K for the year ended December 31, 2017 on file with the SEC.

General and Administrative Expense (in thousands, except percentages)

	Three months ended March 31,		Increase/ (Decrease) 2018 vs. 2017	Percentage Increase/ (Decrease) 2018 vs. 2017
	2018	2017
General and administrative expense	$18,687	$11,976	$6,711	56%

General and administrative expense includes the cost of administrative staffing, business development, marketing, finance, and legal activities. General and administrative expense increased during the three months ended March 31, 2018 compared with the three months ended March 31, 2017 primarily due to increased non-cash stock based compensation expense as well as other costs related to personnel, facilities and outside services.  We expect general and administrative expenses in the full year of 2018 to increase compared to 2017, including an increase in non-cash stock-based compensation expense due to the increase in our stock price.

Interest Expense (in thousands, except percentages)

	Three months ended March 31,		Increase/ (Decrease) 2018 vs. 2017	Percentage Increase/ (Decrease) 2018 vs. 2017
	2018	2017
Interest expense	$5,340	$5,402	$(62)	(1)%
Non-cash interest expense on liability related to sale of future royalties	5,019	4,552	467	10%

Interest expense for the three months ended March 31, 2018 decreased marginally compared with the three months ended March 31, 2017 due to decreased interest expense from our capital leases, which were fully repaid as of December 31, 2017. Interest expense during the three months ended March 31, 2018 and 2017 primarily consists of interest from our senior secured notes. In October 2015, we issued $250.0 million in aggregate principal amount of 7.75% senior secured notes due October 2020. Interest on the 7.75% senior secured notes is calculated based on actual days outstanding over a 360 day year. We expect interest expense during the full year of 2018 to decrease marginally compared to 2017.

Non-cash interest expense on the liability related to sale of future royalties for the three months ended March 31, 2018 increased compared with the three months ended March 31, 2017 as a result of the increase to our estimated interest rate.  On February 24, 2012, we sold all of our rights to receive future royalty payments on CIMZIA® and MIRCERA® in exchange for $124.0 million. As described in Note 4 to our Condensed Consolidated Financial Statements, this royalty sale transaction has been recorded as a liability that amortizes over the estimated royalty payment period as CIMZIA® and MIRCERA® royalties are remitted directly to the purchaser. We impute interest on the transaction and record interest expense at the effective interest rate, which we estimated to be approximately 17% from inception to 2017. During the three month period ended December 31, 2017, as a result of increases in the forecasted sales of CIMZIA®, our estimate of the effective annual interest rate over the life of the agreement increased to approximately 17.6%, which results in a prospective interest rate of 21%.  There are a number of factors that could materially affect the estimated interest rate, in particular, the amount and timing of royalty payments from future net sales of CIMZIA® and MIRCERA®, and we will assess this estimate on a periodic basis. As a result, future interest rates could differ significantly and any such change in interest rate will be adjusted prospectively. Unless we adjust our estimated interest rate, we expect non-cash interest expense on the liability related to sale of future royalties for the full year of 2018 to increase marginally compared to 2017 as a result of the increase of the estimated prospective interest rate noted above.

Liquidity and Capital Resources

We have financed our operations primarily through revenue from product sales, royalties and strategic collaboration agreements, as well as public offering and private placements of debt and equity securities. At March 31, 2018, we had approximately $333.8 million in cash and investments in marketable securities and had debt of $250.0 million in principal of senior secured notes due on October 2020. Additionally, on April 3, 2018, BMS paid us a non-refundable upfront cash payment of $1.0 billion under the BMS Collaboration Agreement and purchased 8,284,600 shares of our common stock for a total cash payment of $850.0 million at a purchase price of $102.60 per share.

We estimate that we have working capital to fund our current business plans through at least the next twelve months. We expect the clinical development of our proprietary drug candidates, including NKTR-214, NKTR-358, NKTR-262, NKTR-255, NKTR-181, and ONZEALDTM, will continue to require significant investment in order to continue to advance in clinical development and to obtain regulatory approval.  In the past, we have received a number of significant payments from collaboration agreements and other significant transactions. In addition to the amounts received in April 2018 from the BMS Collaboration Agreement, in July 2017, we entered into a collaboration agreement for NKTR-358 with Lilly, under which we received a $150.0 million upfront payment.  In the future, we expect to receive substantial payments from our collaboration agreements with BMS and Lilly and other existing and future collaboration transactions if drug candidates in our pipeline achieve positive clinical or regulatory outcomes. We have no credit facility or any other sources of committed capital.

Due to the potential for adverse developments in the credit markets, we may experience reduced liquidity with respect to some of our investments in marketable securities. These investments are generally held to maturity, which, in accordance with our investment policy, is less than two years. However, if the need arises to liquidate such securities before maturity, we may experience losses on liquidation. At March 31, 2018, the average time to maturity of the investments held in our portfolio was approximately five months. To date we have not experienced any liquidity issues with respect to these securities. We believe that, even allowing for potential liquidity issues with respect to these securities, our remaining cash and investments in marketable securities will be sufficient to meet our anticipated cash needs for at least the next twelve months.

Our current business plan is subject to significant uncertainties and risks as a result of, among other factors, clinical and regulatory outcomes for NKTR-214, the sales levels of our products, if and when they are approved, the sales levels for those products for which we are entitled to royalties, clinical program outcomes, whether, when and on what terms we are able to enter into new collaboration transactions, expenses being higher than anticipated, unplanned expenses, cash receipts being lower than anticipated, and the need to satisfy contingent liabilities, including litigation matters and indemnification obligations.

The availability and terms of various financing alternatives, if required in the future, substantially depend on many factors including the success or failure of drug development programs in our pipeline. The availability and terms of financing alternatives and any future significant payments from existing or new collaborations depend on the positive outcome of ongoing or planned clinical studies, whether we or our partners are successful in obtaining regulatory authority approvals in major markets, and if approved, the commercial success of these drugs, as well as general capital market conditions. We may pursue various financing alternatives to fund the expansion of our business as appropriate.

Cash flows from operating activities

Cash flows used in operating activities for the three months ended March 31, 2018 totaled $52.5 million, which includes $57.5 million of net operating cash uses as well as $5.0 million for interest payments on our senior secured notes, partially offset by the receipt of a $10.0 million milestone payment from our collaboration agreement with Baxalta.

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

Cash flows from investing activities

We paid $1.0 million and $4.1 million to purchase property, plant and equipment in the three months ended March 31, 2018 and 2017, respectively. We expect our capital expenditures in the full year of 2018 to increase compared to 2017.

Cash flows from financing activities

We received proceeds from issuance of common stock related to our employee option and stock purchase plans of $34.4 million and $11.8 million in the three months ended March 31, 2018 and 2017, respectively.

Contractual Obligations

There were no material changes during the three months ended March 31, 2018 to the summary of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2017 on file with the SEC.

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

We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates on an ongoing basis. Actual results may differ from those estimates under different assumptions or conditions. Other than as the result of the adoption of the new revenue recognition guidance (ASC 606) as described in Note 1 to our Condensed Consolidated Financial Statements, there have been no material changes to our critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our market risks at March 31, 2018 have not changed materially from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017 on file with the SEC.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 (Exchange Act) reports is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. However, there was no change in our internal control over financial reporting that occurred in the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Investors in Nektar Therapeutics should carefully consider the risks described below before making an investment decision. The risks described below may not be the only ones relating to our company. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017. Additional risks that we currently believe are immaterial may also impair our business operations. Our business, results of operations, financial condition, cash flows and future prospects and the trading price of our common stock and our ability to repay our senior secured notes could be harmed as a result of any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2017, including our consolidated financial statements and related notes, and our other filings made from time to time with the SEC.

Risks Related to Our Business

We are highly dependent on the success of NKTR-214, our lead I-O candidate.  We are executing a broad development program for NKTR-214 and clinical and regulatory outcomes for NKTR-214, if not successful, will significantly harm our business.

Our future success is highly dependent on our ability to successfully develop, obtain regulatory approval for, and commercialize NKTR-214.  In general, most early stage investigatory drugs, including oncology drug candidates such as NKTR-214, do not become approved drugs.  Accordingly, there is a very meaningful risk that NKTR-214 will not succeed in one or more clinical trials sufficient to support one or more regulatory approvals.  To date, clinical outcomes from NKTR-214 have had a significant impact on our market valuation, financial position, and business prospects and we expect this to continue in future periods.  If one or more clinical studies of NKTR-214 are delayed or not successful, it would materially harm our market valuation, prospects, financial condition and results of operations.  For example, under the BMS Collaboration Agreement, we are entitled to up to $1.43 billion in development milestones that are based upon clinical and regulatory successes from the NKTR-214 development program.  One or more failures in NKTR-214 studies could jeopardize such milestone payments, and any product sales or royalty revenue or commercial milestones that we would otherwise be entitled to receive could be reduced, delayed or eliminated.

Delays in clinical studies are common and have many causes, and any significant delay in clinical studies being conducted by us or our partners could result in delay in regulatory approvals and jeopardize the ability to proceed to commercialization.

We or our partners may experience delays in clinical trials of drug candidates. We have ongoing trials evaluating NKTR-214 including a trial evaluating NKTR-214 as a potential combination treatment with BMS’s Opdivo® (nivolumab) as well as other ongoing and planned combination trials. We also have an ongoing Phase 1 dose-escalation study for NKTR-358 under our collaboration with Lilly, including an on-going dose-finding trial of NKTR-358 to evaluate single-ascending doses of NKTR-358 in healthy subjects, and a multiple-ascending dose trial initiated in May of 2018 to evaluate NKTR-358 in patients with systemic lupus erythematosus. We also have ongoing trials with our partners for the following: Halozyme has trials in Pancreatic, Non-Small Cell Lung Cancer and other multiple tumor types in Phase 1, 2, and 3 development. These and other clinical studies may not begin on time, enroll a sufficient number of patients or be completed on schedule, if at all. Clinical trials for any of our product candidates could be delayed for a variety of reasons, including:

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

Drug development is a highly uncertain scientific and medical endeavor, and failure can unexpectedly occur at any stage of preclinical and clinical development. Typically, there is a high rate of attrition for drug candidates in preclinical and clinical trials due to scientific feasibility, safety, efficacy, changing standards of medical care (including commercialization of a competing therapy in the same or similar indication for which our drug candidate is being studied) and other variables. The risk of failure increases for our drug candidates that are based on new technologies, such as the application of our advanced polymer conjugate technology to, NKTR-214, NKTR-181, ONZEALDTM, NKTR-358, NKTR-262, NKTR-255, and other drug candidates currently in discovery research or preclinical development. The failure of one or more of our drug candidates could have a material adverse effect on our business, financial condition and results of operations.

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

We or our partners may not obtain regulatory approval for drug candidates on a timely basis, or at all, or the terms of any approval (which in some countries includes pricing approval) may impose significant restrictions or limitations on use. Drug candidates must undergo rigorous animal and human testing and an extensive review process for safety and efficacy by the FDA and equivalent foreign regulatory authorities. The time required for obtaining regulatory decisions is uncertain and difficult to predict. The FDA and other U.S. and foreign regulatory authorities have substantial discretion, at any phase of development, to terminate clinical studies, require additional clinical development or other testing, delay or withhold registration and marketing approval and mandate product withdrawals, including recalls. For example, while data from certain pre-specified subgroups in our BEACON study for etirinotecan pegol (NKTR-102) in 2015 was positive, the study did not achieve statistical significance for its primary endpoint and the FDA and European Medicines Agency rarely approve drugs on the basis of studies that do not achieve statistical significance on the primary endpoint. Further, while the results from the Phase 3 study of NKTR-181 were positive, NKTR-181 has Fast Track designation and we intend to file an NDA in the second quarter of 2018, the regulatory pathway for NKTR-181 remains subject to substantial uncertainty including the amount of data required to support an approval of NKTR-181.  In particular, regulations concerning and controlling the access to opioid-based pharmaceuticals are strict and there is no guarantee which scheduling category will apply to NKTR-181 if regulatory approval is achieved. Further, regulatory authorities have the discretion to analyze data using their own methodologies that may differ from those used by us or our partners, which could lead such authorities to arrive at different conclusions regarding the safety or efficacy of a drug candidate. In addition, undesirable side effects caused by our drug candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restricted label or the delay or denial of regulatory approval by regulatory authorities. For example, AstraZeneca will be conducting a post-marketing, observational epidemiological study comparing MOVANTIK® to other treatments of OIC in patients with chronic, non-cancer pain and the results of this study could at some point in the future negatively impact the labeling, regulatory status, and commercial potential of MOVANTIK®.

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

As of March 31, 2018, we had cash and investments in marketable securities valued at approximately $333.8 million and had debt of $250.0 million in principal of senior secured notes. In addition, as described above and in Note 6 to our Condensed Consolidated Financial Statements, in February 2018, we entered into the BMS Collaboration Agreement under which BMS paid us a non-refundable upfront cash payment of $1.0 billion on April 3, 2018.  We also entered into the Purchase Agreement under which BMS purchased $850.0 million of shares of our common stock on April 3, 2018.  While we believe that our cash position will be sufficient to meet our liquidity requirements through at least the next 12 months, our future capital requirements will depend upon numerous unpredictable factors, including:

•

the cost, timing and outcomes of clinical studies and regulatory reviews of our proprietary drug candidates that we have licensed to our collaboration partners —important examples include NKTR-214 in collaboration with BMS and NKTR-358 licensed to Lilly;

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

Our revenue is exclusively derived from our collaboration agreements, from which we receive upfront fees, contract research payments, milestone and other contingent payments based on clinical progress, regulatory progress or net sales achievements, royalties and manufacturing revenue. Significant variations in the timing of receipt of cash payments and our recognition of revenue can result from payments based on the execution of new collaboration agreements, the timing of clinical outcomes, regulatory approval, commercial launch or the achievement of certain annual sales thresholds. The amount of our revenue derived from collaboration agreements in any given period will depend on a number of unpredictable factors, including our ability to find and maintain suitable collaboration partners, the timing of the negotiation and conclusion of collaboration agreements with such partners, whether and when we or our collaboration partners achieve clinical, regulatory and sales milestones, the timing of regulatory approvals in one or more major markets, reimbursement levels by private and government payers, and the market introduction of new drugs or generic versions of the approved drug, as well as other factors. Our past revenue generated from collaboration agreements is not necessarily indicative of our future revenue. If any of our existing or future collaboration partners fails to develop, obtain regulatory approval for, manufacture or ultimately commercialize any product candidate under our collaboration agreement, our business, financial condition, and results of operations could be materially and adversely affected.

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

For the three months ended March 31, 2018, we reported a net loss of $95.8 million. If and when we achieve profitability depends upon a number of factors, including the timing and recognition of milestone and other contingent payments and royalties received, the timing of revenue under our collaboration agreements, the amount of investments we make in our proprietary product candidates and the regulatory approval and market success of our product candidates. We may not be able to achieve and sustain profitability.

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

Our stock price is volatile. During the three months ended March 31, 2018, based on closing prices on The NASDAQ Global Select Market, the closing price of our common stock ranged from $57.40 to $108.44 per share. We expect our stock price to remain volatile. A variety of factors may have a significant effect on the market price of our common stock, including the risks described in this section titled “Risk Factors” and the following:

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

The patent positions of pharmaceutical and biotechnology companies, such as ours, are uncertain and involve complex legal and factual issues. We own more than 250 U.S. and 800 foreign patents and have a number of pending patent applications that cover various aspects of our technologies. There can be no assurance that patents that have issued will be held valid and enforceable in a court of law. Even for patents that are held valid and enforceable, the legal process associated with obtaining such a judgment is time consuming and costly. Additionally, issued patents can be subject to opposition or other proceedings that can result in the revocation of the patent or maintenance of the patent in amended form (and potentially in a form that renders the patent without commercially relevant and/or broad coverage). Further, our competitors may be able to circumvent and otherwise design around our patents. Even if a patent is issued and enforceable, because development and commercialization of pharmaceutical products can be subject to substantial delays, patents may expire early and provide only a short period of protection, if any, following the commercialization of products encompassed by our patents. We may have to participate in interference proceedings or inter partes review before the U.S. Patent and Trademark Office, which could result in a loss of the patent and/or substantial cost to us.

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

Our internal computer systems, or those of our partners, vendors, CROs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs or the theft of our confidential information or patient confidential information.

Despite the implementation of security measures, our internal computer systems and those of our partners, vendors, contract research organizations (CROs) and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Such events could cause interruptions of our operations. For instance, the loss of preclinical data or data from any future clinical trial involving our product candidates could result in delays in our development and regulatory filing efforts and significantly increase our costs. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data, or inappropriate disclosure of confidential or proprietary information of our company or clinical patients, we could suffer or be subject to reputational harm, monetary fines, civil suits, civil penalties or criminal sanctions and requirements to disclose the breach, and other forms of liability, and the development of our product candidates could be delayed.

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

None, including no purchases of any class of our equity securities by us or any affiliate pursuant to any publicly announced repurchase plan in the three months ended March 31, 2018.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Except as so indicated in Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Documents

4.1(1)	Investor Agreement, dated as of February 13, 2018, by and between Bristol-Myers Squibb and Company and Nektar Therapeutics.+
10.1(1)	Strategic Collaboration Agreement, dated as of February 13, 2018, by and between Bristol-Myers Squibb and Company and Nektar Therapeutics.+
10.2(2)	Share Purchase Agreement, dated as of February 13, 2018, by and between Bristol-Myers Squibb and Company and Nektar Therapeutics.
\
31.1(1)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(1)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

101**

The following materials from Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

+	Confidential treatment with respect to specific portions of this Exhibit has been requested, and such portions are omitted and have been filed separately with the SEC.
(1)	Filed herewith.
(2)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K filed with the SEC on February 14, 2018.
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
Date: May 10, 2018

By:	/s/ JILLIAN B. THOMSEN
Jillian B. Thomsen
Senior Vice President, Finance and Chief Accounting Officer
Date: May 10, 2018