Form 10-Q
period 2018-06-30
NEKTAR THERAPEUTICS
filed 2018-08-09
CIK 906709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 172,468,773 on August 3, 2018.

NEKTAR THERAPEUTICS

Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). All statements other than statements of historical fact are “forward-looking statements” for purposes of this quarterly report on Form 10-Q, including any projections of market size, earnings, revenue, milestone payments, royalties, sales or other financial items, any statements of the plans and objectives of management for future operations (including, but not limited to, preclinical development, clinical trials and manufacturing), any statements related to our financial condition and future working capital needs, any statements regarding potential future financing alternatives, any statements concerning proposed drug candidates, any statements regarding the timing for the start or end of clinical trials or submission of regulatory approval filings, any statements regarding future economic conditions or performance, any statements regarding the, initiation, formation, or success of our collaboration arrangements, timing of commercial launches and product sales levels by our collaboration partners and future payments that may come due to us under these arrangements, any statements regarding our plans and objectives to initiate or continue clinical trials, and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, such expectations or any of the forward-looking statements may prove to be incorrect and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, but not limited to, the risk factors set forth in Part II, Item 1A “Risk Factors” below and for the reasons described elsewhere in this quarterly report on Form 10-Q. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof and we do not intend to update any forward-looking statements except as required by law or applicable regulations. Except where the context otherwise requires, in this quarterly report on Form 10-Q, the “Company,” “Nektar,” “we,” “us,” and “our” refer to Nektar Therapeutics, a Delaware corporation, and, where appropriate, its subsidiaries.

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

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$911,125	$4,762
Short-term investments	912,683	291,370
Accounts receivable, net	35,315	5,014
Inventory	11,884	10,726
Other current assets	34,940	14,948
Total current assets	1,905,947	326,820
Long-term investments	282,277	57,088
Property, plant and equipment, net	45,000	47,463
Goodwill	76,501	76,501
Other assets	3,362	994
Total assets	$2,313,087	$508,866
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,674	$4,782
Accrued compensation	18,980	8,263
Accrued clinical trial expenses	20,028	9,461
Other accrued expenses	14,993	10,064
Interest payable	4,144	4,198
Deferred revenue, current portion	17,988	18,949
Other current liabilities	10,090	446
Total current liabilities	96,897	56,163
Senior secured notes, net	246,078	245,207
Liability related to the sale of future royalties, net	88,867	94,655
Deferred revenue, less current portion	13,780	19,021
Other long-term liabilities	7,051	5,992
Total liabilities	452,673	421,038
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares designated, issued or outstanding at June 30, 2018 or December 31, 2017	—	—
Common stock, $0.0001 par value; 300,000 shares authorized; 172,415 shares and 159,524 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	17	15
Capital in excess of par value	3,094,095	2,207,865
Accumulated other comprehensive loss	(4,002)	(2,111)
Accumulated deficit	(1,229,696)	(2,117,941)
Total stockholders’ equity	1,860,414	87,828
Total liabilities and stockholders’ equity	$2,313,087	$508,866

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenue:
Product sales	$5,863	$15,693	$12,158	$20,449
Royalty revenue	8,563	7,434	19,639	14,651
Non-cash royalty revenue related to sale of future royalties	9,045	6,638	15,965	13,301
License, collaboration and other revenue	1,064,246	4,824	1,077,973	10,916
Total revenue	1,087,717	34,589	1,125,735	59,317
Operating costs and expenses:
Cost of goods sold	5,522	8,989	12,168	15,120
Research and development	88,334	60,260	187,758	121,318
General and administrative	20,261	15,996	38,948	27,972
Total operating costs and expenses	114,117	85,245	238,874	164,410
Income (loss) from operations	973,600	(50,656)	886,861	(105,093)
Non-operating income (expense):
Interest expense	(5,385)	(5,510)	(10,725)	(10,912)
Non-cash interest expense on liability related to sale of future royalties	(4,975)	(4,512)	(9,994)	(9,064)
Interest income and other income (expense), net	12,105	906	13,676	1,564
Total non-operating income (expense), net	1,745	(9,116)	(7,043)	(18,412)
Income (loss) before provision for income taxes	975,345	(59,772)	879,818	(123,505)
Provision for income taxes	3,885	99	4,150	232
Net income (loss)	$971,460	$(59,871)	$875,668	$(123,737)

Net income (loss) per share
Basic	$5.67	$(0.39)	$5.27	$(0.80)
Diluted	$5.33	$(0.39)	$4.91	$(0.80)
Weighted average shares outstanding used in computing net income (loss) per share:
Basic	171,378	155,352	166,160	154,514
Diluted	182,291	155,352	178,281	154,514

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Comprehensive income (loss)	$970,254	$(59,684)	$873,777	$(123,036)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$875,668	$(123,737)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash royalty revenue related to sale of future royalties	(15,965)	(13,301)
Non-cash interest expense on liability related to sale of future royalties	9,994	9,064
Stock-based compensation	40,608	16,283
Depreciation and amortization	5,115	8,287
Other non-cash transactions	(3,991)	(1,089)
Changes in operating assets and liabilities:
Accounts receivable, net	(19,557)	11,564
Inventory	(1,158)	101
Other assets	(14,282)	2,280
Accounts payable	5,791	3,221
Accrued compensation	10,717	(3,934)
Accrued clinical trial expenses	10,567	(1,275)
Other accrued expenses	4,904	2,388
Interest payable	(54)	(54)
Deferred revenue	(6,249)	(3,887)
Other liabilities	5,068	1,000
Net cash provided by (used in) operating activities	907,176	(93,089)
Cash flows from investing activities:
Purchases of investments	(989,850)	(121,135)
Maturities of investments	132,779	147,558
Sales of investments	11,963	8,823
Purchases of property, plant and equipment	(3,730)	(6,344)
Sales of property, plant and equipment	2,633	—
Net cash (used in) provided by investing activities	(846,205)	28,902
Cash flows from financing activities:
Payment of capital lease obligations	—	(1,369)
Issuance of common stock	790,231	—
Proceeds from shares issued under equity compensation plans	55,208	22,016
Net cash provided by financing activities	845,439	20,647
Effect of exchange rates on cash and cash equivalents	(47)	49
Net increase (decrease) in cash and cash equivalents	906,363	(43,491)
Cash and cash equivalents at beginning of period	4,762	59,640
Cash and cash equivalents at end of period	$911,125	$16,149
Supplemental disclosure of cash flow information:
Cash paid for interest	$9,795	$10,010

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

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

Our research and development activities have required significant ongoing investment to date and are expected to continue to require significant investment. As a result, with the exception of the income resulting from the upfront payment in April 2018 from our collaboration agreement with Bristol-Myers Squibb and Company (BMS), we expect to continue to incur substantial losses and negative cash flows from operations in the future. We have financed our operations primarily through cash generated from licensing, collaboration and manufacturing agreements and financing transactions. At June 30, 2018, we had approximately $2.1 billion in cash and investments in marketable securities and debt of $250.0 million in principal of senior secured notes due in October 2020.

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

Our comprehensive income (loss) consists of our net income (loss) plus our foreign currency translation gains and losses and unrealized holding gains and losses on available-for-sale securities, neither of which were significant during the three and six months ended June 30, 2018 and 2017. In addition, there were no significant reclassifications out of accumulated other comprehensive loss to the statements of operations during the three and six months ended June 30, 2018 and 2017.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Accounting estimates and assumptions are inherently uncertain. Actual results could differ materially from those estimates and assumptions. Our estimates include those related to estimated selling prices of performance obligations and estimates of variable consideration in collaboration agreements, estimated royalty revenue, other estimates required for revenue recognition as described further below, the net realizable value of inventory, the impairment of investments, goodwill and long-lived assets, contingencies, accrued clinical trial, contract manufacturing and other expenses, estimated non-cash royalty revenue and non-cash interest expense from our liability related to our sale of future royalties, stock-based compensation, and ongoing litigation, among other estimates. We base our estimates on historical experience and on other assumptions that management believes are reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities when these values are not readily apparent from other sources. As appropriate, estimates are assessed each period and updated to reflect current information and any changes in estimates will generally be reflected in the period first identified.

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

Significant Concentrations

Our customers are primarily pharmaceutical and biotechnology companies that are located in the U.S. and Europe and with whom we have multi-year arrangements. Our accounts receivable balance contains billed and unbilled trade receivables from product sales, milestones, other contingent payments and royalties, as well as reimbursable costs from collaborative research and development agreements. When appropriate, we provide for an allowance for doubtful accounts by reserving for specifically identified doubtful accounts. We generally do not require collateral from our customers. We perform a regular review of our customers’ payment histories and associated credit risk. We have not experienced significant credit losses from our accounts receivable and our allowance for doubtful accounts was not significant at either June 30, 2018 or December 31, 2017.

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

Adoption of New Accounting Principle

On January 1, 2018, we adopted Accounting Standards Codification (ASC) 606, Revenue Recognition - Revenue from Contracts with Customers.  ASC 606 supersedes the guidance in ASC 605, Revenue Recognition. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for units of account that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. In our adoption, we used the practical expedients to analyze only those contracts that were still active contracts as of January 1, 2018 and evaluated those contracts based on the cumulative contract modifications through that date.  We do not believe that the use of the practical expedients has or will have a material impact on our transition adjustment or our prospective accounting. We adopted ASC 606 on a modified retrospective basis under which we recognized the cumulative effect of adoption as a transition adjustment to opening accumulated deficit. Therefore, the periods prior to the adoption date of ASC 606 have not been restated.

The transition adjustment totaled $12.7 million, and included $10.7 million related to the recognition of royalty revenue.  Previously, under ASC 605, we recognized certain of our royalty arrangements on a cash basis, generally one quarter in arrears. Beginning in the first quarter of 2018, we began to accrue our best estimate of these royalties earned based on our collaboration partners’ sales of the associated drug compounds. As a result, in the first quarter of 2018, we recognized $11.1 million of estimated royalty revenue associated with our partners’ sales of MOVANTIK® and ADYNOVATE® in the first quarter of 2018.  Previously, in the fourth quarter of 2017, we recognized $9.6 million in royalty revenue associated with sales of MOVANTIK® and ADYNOVATE® in the third quarter of 2017.  The transition between the two accounting methods results in the $10.7 million in royalties for sales of MOVANTIK® and ADYNOVATE® in the fourth quarter of 2017 being recognized as a direct reduction of our accumulated deficit instead of being recognized in the statement of operations.  The transition adjustment also includes $2.0 million for the reduction of deferred revenue related to one of our collaboration arrangements.

The impact of the adoption of ASC 606 on our Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Operations as of and for the three and six months ended June 30, 2018 was as follows (in thousands):

	As reported	Adjustments	Balances Without the Adoption of Topic 606
Condensed Consolidated Balance Sheet data as of June 30, 2018
Accounts receivable, net	$35,315	$(9,875)	$25,440
Deferred revenue, current portion	17,988	650	18,638
Deferred revenue, less current portion	13,780	978	14,758
Accumulated deficit	(1,229,696)	(11,503)	(1,241,199)

Condensed Consolidated Statement of Operations data for the three months ended June 30, 2018
Product sales	$5,863	$(192)	$5,671
Royalty revenue	8,563	1,201	9,764
License, collaboration and other revenue	1,064,246	305	1,064,551
Total revenue	1,087,717	1,314	1,089,031

Condensed Consolidated Statement of Operations data for the six months ended June 30, 2018
Product sales	$12,158	$(192)	$11,966
Royalty revenue	19,639	869	20,508
License, collaboration and other revenue	1,077,973	518	1,078,491
Total revenue	1,125,735	1,195	1,126,930

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

Income Taxes

For the three and six months ended June 30, 2017, we recorded an income tax provision at an effective tax rate of approximately 35% as a result of taxable income at our Nektar India operations. For the three and six months ended June 30, 2018, as a result of expected taxable income in India and the U.S. for the full year of 2018 resulting primarily from income recognized from the upfront payment from BMS, we recorded a global income tax provision at an effective tax rate of approximately 0.5%. We expect to have tax liabilities in certain states where we do not have sufficient net operating losses to offset our estimated apportioned taxable income. Our effective tax rate is based on certain assumptions and other estimates regarding the apportionment of taxable income and the states in which we have has nexus in 2018.  Our apportionment of taxable income includes estimates of the apportionment of the BMS upfront payment based on estimates of activities to be carried out under the collaboration agreement with BMS, as well as estimates of the apportionment of other sources of income. We will refine our estimates in future periods as more information becomes available.

Our effective tax rate reflects the release of the valuation allowance of net operating loss carryforwards and other tax credits to offset U.S. federal and state taxable income. It also reflects a benefit of $1.9 million for stock-based compensation windfalls during the first half of 2018.  Our remaining deferred tax assets continue to be fully reserved, as we believe it is not more likely than not that the benefit of such assets will be realized in the future.

Our effective tax rate in 2018, including the benefit from utilization of net operating loss carryforwards and stock-based compensation windfalls, may vary based on changes in our estimates of taxable income, apportionment of the BMS upfront payment as well as other sources of income, and net operating loss carryforwards in states where we have previously not filed tax returns.

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

Note 2 — Cash and Investments in Marketable Securities

Cash and investments in marketable securities, including cash equivalents, are as follows (in thousands):

	Estimated Fair Value at
	June 30, 2018	December 31, 2017
Cash and cash equivalents	$911,125	$4,762
Short-term investments	912,683	291,370
Long-term investments	282,277	57,088
Total cash and investments in marketable securities	$2,106,085	$353,220

We invest in liquid, high quality debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in securities with maturities of two years or less and maintain a weighted average maturity of one year or less. As of June 30, 2018 and December 31, 2017, all of our long-term investments had maturities between one and two years.

Gross unrealized gains and losses were not significant at either June 30, 2018 or December 31, 2017. During the six months ended June 30, 2018 and 2017, we sold available-for-sale securities totaling $12.0 million and $8.8 million.  Gross realized gains and losses on those sales were not significant. During the three months ended June 30, 2018 and 2017, we did not sell any of our available-for-sale securities. The cost of securities sold is based on the specific identification method.

Under the terms of our 7.75% senior secured notes due October 2020, we are required to maintain a minimum cash and investments in marketable securities balance of $60.0 million.

Our portfolio of cash and investments in marketable securities includes (in thousands):

		Estimated Fair Value at
	Fair Value Hierarchy Level	June 30, 2018	December 31, 2017
Corporate commercial paper	2	$1,201,026	$128,096
Corporate notes and bonds	2	671,323	216,253
Obligations of U.S. government agencies	2	123,972	2,977
Available-for-sale investments		1,996,321	347,326
Money market funds	1	100,299	302
Certificate of deposit	N/A	6,713	1,132
Cash	N/A	2,752	4,460
Total cash and investments in marketable securities		$2,106,085	$353,220

Level 1 —	Quoted prices in active markets for identical assets or liabilities.
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

We use a market approach to value our Level 2 investments. The disclosed fair value related to our investments is based on market prices from a variety of industry standard data providers and generally represents quoted prices for similar assets in active markets or has been derived from observable market data. During the three and six months ended June 30, 2018 and 2017, there were no transfers between Level 1 and Level 2 of the fair value hierarchy.

Additionally, as of June 30, 2018, based on a discounted cash flow analysis using Level 3 inputs including financial discount rates, we believe the fair value of the $250.0 million in principal amount of our 7.75% senior secured notes due October 2020 is approximately $259.0 million. We may redeem some or all of these notes at a redemption price equal to 104% of the principal amount of the notes if the redemption date is prior to October 5, 2018, 102% of the principal amount of the notes if the redemption date is prior to October 5, 2019, or 100% of the principal amount of the notes if the redemption date is on or after October 5, 2019, plus, in each case, accrued and unpaid interest to the applicable redemption date.

Note 3 — Inventory

Inventory consists of the following (in thousands):

	June 30, 2018	December 31, 2017
Raw materials	$1,807	$1,796
Work-in-process	9,483	4,843
Finished goods	594	4,087
Total inventory	$11,884	$10,726

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

Note 4 — Liability Related to Sale of Future Royalties

On February 24, 2012, we entered into a Purchase and Sale Agreement (the Purchase and Sale Agreement) with RPI Finance Trust (RPI), an affiliate of Royalty Pharma, pursuant to which we sold, and RPI purchased, our right to receive royalty payments (the Royalty Entitlement) arising from the worldwide net sales, from and after January 1, 2012, of (a) CIMZIA®, under our license, manufacturing and supply agreement with UCB Pharma (UCB), and (b) MIRCERA®, under our license, manufacturing and supply agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (together referred to as Roche). We received aggregate cash proceeds of $124.0 million for the Royalty Entitlement. As part of this sale, we incurred approximately $4.4 million in transaction costs, which will be amortized to interest expense over the estimated life of the Purchase and Sale Agreement. Although we sold all of our rights to receive royalties from the CIMZIA® and MIRCERA® products, as a result of our ongoing manufacturing and supply obligations related to the generation of these royalties, we will continue to account for these royalties as revenue. We recorded the $124.0 million in proceeds from this transaction as a liability (Royalty Obligation) that will be amortized using the interest method over the estimated life of the Purchase and Sale Agreement as royalties from the CIMZIA® and MIRCERA® products are remitted directly to RPI. During the six months ended June 30, 2018 and 2017, we recognized $16.0 million and $13.3 million, respectively, in non-cash royalty revenue from net sales of CIMZIA® and MIRCERA®, and we recorded $10.0 million and $9.1 million, respectively, of related non-cash interest expense.

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

Note 5 — Commitments and Contingencies

Operating Leases

In May 2018, we entered into a Lease Agreement (the Lease) with Kilroy Realty Finance Partnership, L.P. to lease 135,936 square feet of space located at 360 Third St., San Francisco, California (the Third Street Facility) from 2018 to 2030. An initial 1,726 square feet was delivered in June 2018, and the remaining space is expected to be delivered in phases during 2019. The Lease will provide us additional facilities to support increased personnel for our San Francisco-based R&D activities and corporate offices.

The lease term will end on January 31, 2030, subject to our right to extend the term of the Lease for a consecutive five-year period.  We have a one-time right of first offer with respect to certain additional rental space at the Third Street Facility. The Lease includes various covenants, indemnities, defaults, termination rights, security deposits and other provisions customary for lease transactions of this nature.

As of June 30, 2018, our minimum lease payments for the delivered space in the Third Street Facility are not material. However, provided that all phases are delivered as expected, our annual base rent on an industrial gross lease basis, which includes certain expenses and property taxes paid directly by the landlord, would be approximately $10.9 million, which will escalate each year over the term at an annual rate of increase of three percent (3%).

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

To date, we have not incurred costs to defend lawsuits or settle claims related to these indemnification obligations. Because the aggregate amount of any potential indemnification obligation is not a stated amount, the overall maximum amount of any such obligations cannot be reasonably estimated. No liabilities have been recorded for these obligations in our Condensed Consolidated Balance Sheets at either June 30, 2018 or December 31, 2017.

Note 6 — License and Collaboration Agreements

We have entered into various collaboration agreements including license agreements and collaborative research, development and commercialization agreements with various pharmaceutical and biotechnology companies. We analyze our agreements to determine whether we should account for the agreements within the scope of ASC 808, Collaborative Arrangements, and, if so, we analyze whether we should account for any elements under the relevant revenue recognition guidance. As described in Note 1, on January 1, 2018, we adopted ASC 606, Revenue Recognition - Revenue from Contracts with Customers, which supersedes the guidance in ASC 605, Revenue Recognition. We recognized revenue under ASC 606 for the six months ended June 30, 2018 and under ASC 605 for the six months ended June 30, 2017.  In accordance with our collaboration agreements, we recognized license, collaboration and other revenue as follows (in thousands):

		Three months ended June 30,		Six months ended June 30,
Partner	Drug or Drug Candidate	2018	2017	2018	2017
Bristol-Myers Squibb	NKTR-214	$1,059,768	$—	$1,059,768	$—
Baxalta Incorporated/Shire	ADYNOVATE®	18	45	10,028	45
Eli Lilly and Company	NKTR-358	3,052	—	5,406	—
Amgen, Inc.	Neulasta®	1,250	1,250	2,500	2,500
AstraZeneca AB	MOVANTIK® and MOVANTIK® fixed-dose combination program	—	1,600	—	4,600
Other		158	1,929	271	3,771
License, collaboration and other revenue		$1,064,246	$4,824	$1,077,973	$10,916

In the three and six months ended June 30, 2018, we recognized $17.6 million and $45.6 million of revenue for performance obligations that we had satisfied in prior periods. This amount includes all of our royalty revenue and non-cash royalty revenue because these royalties substantially relate to the licenses that we had previously granted. This amount also includes the $10.0 million development milestone payment earned and received from Baxalta in the six months ended June 30, 2018 described below.

The following table presents the changes in our deferred revenue balance from our collaboration agreements during the six months ended June 30, 2018 (in thousands):

Six months ended June 30, 2018
Deferred revenue—December 31, 2017	$37,970
Transition adjustment related to adoption of ASC 606	(1,953)
Additions to deferred revenue	4,000
Recognition of previously unearned revenue	(8,249)
Deferred revenue—June 30, 2018	$31,768

Our balance of deferred revenue contains the transaction price from our collaboration agreements allocated to performance obligations which are partially unsatisfied. We expect to recognize approximately $18.0 million of our deferred revenue over the next twelve months and recognize the significant majority of the remaining $13.8 million over the following twelve months.

As of June 30, 2018, our collaboration agreements with partners included potential future payments for development and regulatory milestones totaling approximately $1.7 billion, including amounts from our agreements with BMS and Lilly described below. In addition, under our collaboration agreements we are entitled to receive contingent sales milestone payments, other contingent payments and royalty payments, as described below.

There have been no material changes to our collaboration agreements in the three and six months ended June 30, 2018, except as described below.

Bristol-Myers Squibb (BMS): NKTR-214

On February 13, 2018, we entered into a Strategic Collaboration Agreement with BMS (BMS Collaboration Agreement) and Share Purchase Agreement, both of which became effective on April 3, 2018.  Pursuant to these agreements, we and BMS will jointly develop NKTR-214, including, without limitation, in combination with BMS’s Opdivo® (nivolumab) and Opdivo® plus Yervoy® (ipilimumab), and other compounds of BMS, us or any third party. The parties have agreed to jointly commercialize NKTR-214 on a worldwide basis. We retained the right to record all worldwide sales for NKTR-214. We will share global commercialization profits and losses with BMS for NKTR-214, with Nektar sharing 65% and BMS sharing 35% of the net profits and losses. The parties will share the internal and external development costs for NKTR-214 in combination regimens based on each party’s relative ownership interest in the compounds included in the regimens. In accordance with the agreement, the parties will share development costs for NKTR-214 in combination with Opdivo®, 67.5% of costs to BMS and 32.5% to Nektar, and for NKTR-214 in a triplet combination with Opdivo® and Yervoy®, 78% of costs to BMS and 22% to Nektar.

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

Upon the effective date in April 2018, BMS paid us a non-refundable upfront cash payment of $1.0 billion. We are eligible to receive additional cash payments up to a total of approximately $1.4 billion upon the achievement of certain development and regulatory milestones and up to a total of $350.0 million upon the achievement of certain sales milestones. In April 2018, BMS also purchased 8,284,600 shares of our common stock for total additional cash consideration of $850.0 million.

We determined that the BMS Collaboration Agreement falls within the scope of ASC 808. As mentioned above, BMS shares certain percentages of development costs incurred by us and we share certain percentages of development costs incurred by BMS. We consider these activities to represent collaborative activities under ASC 808 and we recognize such cost sharing proportionately with the performance of the underlying services. We recognize BMS’ reimbursement of our costs as a reduction of research and development expense and our reimbursement of BMS’ costs as research and development expense. During the three and six months ended June 30, 2018, we recorded $22.5 million and $24.8 million as a reduction of research and development expenses for BMS’ share of our costs and we recorded $0.9 million of research and development expenses for our share of BMS’ costs. As of June 30, 2018, we have recorded a receivable of $21.6 million from BMS in accounts receivable in our Condensed Consolidated Balance Sheet.

We analogized to ASC 606 for the accounting for our two performance obligations, consisting of the delivery of the licenses to develop and commercialize NKTR-214 and our participation on joint steering and other collaboration committees. We determined that our committee participation is not material.

We aggregated the total consideration of $1.85 billion received under the agreements and allocated it between the stock purchase and the revenue-generating elements, because we and BMS negotiated the agreements together and the effective date of the BMS Collaboration Agreement was dependent upon the effective date of the Share Purchase Agreement. We recorded the estimated fair value of the shares of $790.2 million in stockholders’ equity based on the closing date price of our common stock of $99.36, adjusted for a discount for lack of marketability reflecting the unregistered nature of the shares. We allocated the remaining $1,059.8 million to the transaction price of the collaboration agreement. We consider the future potential development, regulatory and sales milestones of up to approximately $1.8 billion to be variable consideration. We excluded these milestones from the transaction price as of June 30, 2018 because we determined such payments to be fully constrained under ASC 606 as the achievement of such milestone payments are uncertain and highly susceptible to factors outside of our control. We will re-evaluate the transaction price at each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Accordingly, we allocated the entire transaction price of $1,059.8 million to the granting of the licenses and therefore recognized $1,059.8 million in the three and six months ended June 30, 2018 as license, collaboration and other revenue.

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

Under our adoption of ASC 606 as of January 1, 2018, we made no changes to our deferred revenue balance. We concluded that it was appropriate to have recognized the $125.9 million of revenue allocated to the license upon the effective date of the license agreement in August 2017, since we determined that the license was a right to use our intellectual property, for which, as of the effective date, we had provided all necessary information to Lilly to benefit from the license and the license term had begun. We recognize revenue for the Phase 1 clinical development and drug product development using an input method, using costs incurred, as this method depicts our progress towards providing Lilly with the results of clinical trials and drug production processes. As of June 30, 2018, we have deferred revenue of approximately $14.5 million related to this agreement, which we expect to recognize through December 2019, the estimated end of our performance obligations under this agreement.

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

Under our adoption of ASC 606 as of January 1, 2018, we determined that our satisfied performance obligations consist of granting the license, granting the right to sublicense and performing research and development services.  We determined that we have an unsatisfied performance obligation related to our ongoing supply of PEGylation materials at a price less than their standalone selling prices.  We updated the arrangement transaction price in the six months ended June 30, 2018 for the $10.0 million EU approval milestone achieved in January 2018 since we had previously excluded it due to the significant uncertainty from regulatory approval. Based on the terms of this milestone, we allocated the entire milestone to the license grant and research and development services, and therefore recognized the entire $10.0 million in the six months ended June 30, 2018 as we had previously satisfied those performance obligations. As of June 30, 2018, we have deferred revenue of $1.0 million related to this agreement.

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

Under our adoption ASC 606 as of January 1, 2018, we determined that our obligation to manufacture and supply of our PEGylation materials and to maintain the dedicated manufacturing suite solely for the production of such materials for Amgen represented an obligation to stand ready to manufacture such materials. We concluded that we should recognize revenue based on the passage of time as this method depicts the satisfaction of Amgen’s right to require production of PEGylation materials at any time. As of June 30, 2018, we have deferred revenue of approximately $11.7 million related to this agreement, which we expect to recognize through October 2020, the estimated end of our obligations under this agreement.

AstraZeneca AB:  MOVANTIK® (naloxegol oxalate), previously referred to as naloxegol and NKTR-118, and MOVANTIK® fixed-dose combination program, previously referred to as NKTR-119

In September 2009, we entered into an agreement with AstraZeneca AB (AstraZeneca) under which we granted AstraZeneca a worldwide, exclusive license under our patents and other intellectual property to develop, market, and sell MOVANTIK® and MOVANTIK® fixed-dose combination program. AstraZeneca is responsible for all research, development and commercialization and is responsible for all drug development and commercialization decisions for MOVANTIK® and the MOVANTIK® fixed-dose combination program. In September 2014 and December 2014, MOVANTIK® /MOVENTIG® was approved in the US and EU, respectively.  As of June 30, 2018, we have received a total of $385.0 million of upfront and contingent milestone payments from this agreement, all of which was received in or before 2015. We are entitled to receive up to $75.0 million of commercial launch contingent payments related to the MOVANTIK® fixed-dose combination program, based on development events to be pursued and completed solely by AstraZeneca. In addition, we are entitled to significant and escalating double-digit royalty payments and sales milestone payments based on annual worldwide net sales of MOVANTIK® and MOVANTIK® fixed-dose combination products.

In March 2016, AstraZeneca announced that it had entered into an agreement with ProStrakan Group plc, a subsidiary of Kyowa Hakko Kirin Co. Ltd. (Kirin), granting Kirin exclusive marketing rights to MOVENTIG® in the EU, Iceland, Liechtenstein, Norway and Switzerland. Under our license agreement with AstraZeneca, we and AstraZeneca will share the upfront payment, market access milestone payments, royalties and sales milestone payments made by Kirin to AstraZeneca with AstraZeneca receiving 60% and Nektar receiving 40%. In the six months ended June 30, 2017, we recognized a total of $4.6 million related to our share of license-related payments made from Kirin to AstraZeneca. As of June 30, 2018, we do not have deferred revenue related to our agreement with AstraZeneca.

Other

In addition, as of June 30, 2018, we have a number of other collaboration agreements, including with our collaboration partners UCB and Halozyme, under which we are entitled to up to a total of $45.5 million of development milestone payments upon achievement of certain development objectives, as well as sales milestones upon achievement of annual sales targets and royalties based on net sales of commercialized products, if any. However, given the current phase of development of the potential products under these collaboration agreements, we cannot estimate the probability or timing of achieving these milestones and, therefore, have excluded all development milestones from the respective transaction prices for these agreements. As of June 30, 2018, we have deferred revenue of approximately $4.6 million related to these other collaboration agreements.

Note 7 — Stock-Based Compensation

Total stock-based compensation expense was recognized in our Condensed Consolidated Statements of Operations as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Cost of goods sold	$1,163	$538	$2,294	$1,092
Research and development	12,991	4,620	25,084	9,217
General and administrative	6,506	2,941	13,230	5,974
Total stock-based compensation	$20,660	$8,099	$40,608	$16,283

During the three months ended June 30, 2018 and 2017, we granted 528,975 and 956,160 stock options, respectively, and these options had a weighted average grant-date fair value of $44.32 per share and $8.96 per share, respectively. During the six months ended June 30, 2018 and 2017, we granted 738,675 and 1,285,020 stock options, respectively, and these options had a weighted average grant-date fair value of $41.53 per share and $8.70 per share, respectively. During the three and six months ended June 30, 2018, we granted 396,240 and 406,240 RSUs, respectively. We did not grant any RSUs during the three and six months ended June 30, 2017.

As a result of stock issuances under our equity compensation plans, during the three months ended June 30, 2018 and 2017, we issued 1,750,908 and 1,130,164 shares of our common stock, respectively, and during the six months ended June 30, 2018 and 2017, we issued 4,605,724 and 2,648,769 shares of our common stock, respectively.

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

The calculation of diluted earnings per share includes the weighted-average of potentially dilutive securities, which consists of shares of common stock underlying outstanding stock options and RSUs. The effect of these dilutive securities under the treasury stock method was approximately 10.9 million and 12.1 million shares for the three and six months ended June 30, 2018, respectively. During the three and six months ended June 30, 2018, shares of common stock underlying outstanding stock options totaling approximately 3.2 million and 3.1 million weighted-average shares outstanding, respectively, were excluded from the computation of diluted net income per share for that period because their effect was antidilutive.

For the three and six months ended June 30, 2017, basic and diluted net loss per share are the same due to our net losses and the requirement to exclude potentially dilutive securities which would have an antidilutive effect on net loss per share. During the three and six months ended June 30, 2017, potentially dilutive securities consisted of common shares underlying outstanding stock options and RSUs. During the three and six months ended June 30, 2017, there were weighted average outstanding stock options and RSUs of 20.2 million and 20.7 million shares, respectively

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•

On February 13, 2018, we entered into the BMS Collaboration Agreement, pursuant to which we and BMS are working to jointly develop NKTR-214, our lead immunooncology drug candidate, in combination with BMS’s Opdivo® (nivolumab) and/or Opdivo® plus Yervoy® (ipilimumab), in more than 20 indications across nine tumor types, as well as potential combinations with other anti-cancer agents from BMS, us and third parties. On April 3, 2018, the closing date of the transaction, BMS made a non-refundable upfront cash payment of $1.0 billion to us under the BMS Collaboration Agreement.  On April 3, 2018, BMS also paid the purchase price of $102.60 per share for the sale and issuance of 8,284,600 shares of our common stock, or a total of approximately $850.0 million, under a Share Purchase Agreement.  On June 2, 2018, at the 2018 American Society of Clinical Oncology (ASCO) Annual Meeting, we presented interim data from the PIVOT-02 Phase 1/2 study, which is designed to evaluate the combination of NKTR-214 with BMS’s Opdivo® (nivolumab) across several tumor types.

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

•

On May 30, 2018 we announced a collaboration with Syndax Pharmaceuticals, Inc. (Syndax) to evaluate the safety and efficacy of NKTR-214 in combination with Syndax’s oral, small molecule Class 1 specific HDAC inhibitor, entinostat, in patients with metastatic melanoma.

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

•

On May 31, 2018, we announced the submission of a New Drug Application (NDA) for NKTR-181 and on July 30, 2018, we announced that the NDA for NKTR-181 for the treatment of chronic low back pain in adult patients new to opioid therapy was accepted by the FDA for review. The FDA has assigned a Prescription Drug User Fee Act (PDUFA) target action date of May 29, 2019. On March 20, 2017, we announced that NKTR-181 met its primary and secondary endpoints in the SUMMIT-07 Phase 3 efficacy study. On July 18, 2017, we announced positive top-line data for our pivotal human abuse potential study (the HAP study) for NKTR-181. The HAP study was designed to assess the relative oral abuse potential of NKTR-181 at its highest tested therapeutic dose as well as at the highest dose to which patients have been exposed in our long-term safety study and at a supratherapeutic dose compared to common therapeutic doses of oxycodone, a Schedule II opioid. If approved, we are evaluating several strategic alternatives to commercialize NKTR-181 including, without limitation, establishing a separate subsidiary company or joint venture with one or more partners with commercial capabilities and/or strategic capital partners. Since we have not yet established a commercial launch capability for NTKR-181, if approved, there remains substantial risk and uncertainties related to successful and timely completion of this process.

•

We filed the IND for NKTR-262 in December 2017, initiated enrollment of patients in the initial Phase 1/2 study in April 2018, and we are currently enrolling subjects in the dose-escalation portion of the study. We are also completing preclinical research for NKTR-255 with the goal of advancing this program into the clinic in 2019.

The level of our future research and development investment will depend on a number of trends and uncertainties including clinical outcomes, future studies required to advance programs to regulatory approval, and the economics related to potential future collaborations that may include upfront payments, development funding, milestones, and royalties.

We have historically derived all of our revenue and substantial amounts of operating capital from our collaboration agreements including the BMS collaboration for NKTR-214 that was completed on April 3, 2018, pursuant to which we recognized $1.06 billion in revenue and recorded $790.2 million in additional paid in capital for shares of our common stock issued in the transaction.  While in the near-term we continue to expect to generate substantially all of our revenue from collaboration arrangements, including the potential $1.78 billion in development and regulatory milestones under the BMS collaboration, in the medium- to long-term our plan is to generate significant revenue from proprietary products.  Since we do not have experience commercializing products or an established commercialization organization, there will be substantial risks and uncertainties in future years as we build commercial, organizational, and operational capabilities.

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

Key Developments and Trends in Liquidity and Capital Resources

We estimate that we have working capital to fund our current business plans through at least the next twelve months. As of June 30, 2018, we had approximately $2.1 billion in cash and investments in marketable securities and had debt of $250.0 million in principal of senior secured notes due in October 2020.

Results of Operations

Three and Six Months Ended June 30, 2018 and 2017

Revenue (in thousands, except percentages)

	Three months ended June 30,		Increase/ (Decrease) 2018 vs. 2017	Percentage Increase/ (Decrease) 2018 vs. 2017
	2018	2017
Product sales	$5,863	$15,693	$(9,830)	(63)%
Royalty revenue	8,563	7,434	1,129	15%
Non-cash royalty revenue related to sale of future royalties	9,045	6,638	2,407	36%
License, collaboration and other revenue	1,064,246	4,824	1,059,422	>100%
Total revenue	$1,087,717	$34,589	$1,053,128	>100%

	Six months ended June 30,		Increase/ (Decrease) 2018 vs. 2017	Percentage Increase/ (Decrease) 2018 vs. 2017
	2018	2017
Product sales	$12,158	$20,449	$(8,291)	(41)%
Royalty revenue	19,639	14,651	4,988	34%
Non-cash royalty revenue related to sale of future royalties	15,965	13,301	2,664	20%
License, collaboration and other revenue	1,077,973	10,916	1,067,057	>100%
Total revenue	$1,125,735	$59,317	$1,066,418	>100%

As described in Note 1 to our Condensed Consolidated Financial Statements, in January 1, 2018, we adopted Accounting Standards Codification (ASC) 606, Revenue Recognition - Revenue from Contracts with Customers.  ASC 606 supersedes the guidance in ASC 605, Revenue Recognition. We adopted ASC 606 on a modified retrospective basis under which we recognized the $12.7 million cumulative effect of adoption as a reduction to opening accumulated deficit.  Revenue for the six months ended June 30, 2017 was recorded under ASC 605, while revenue for the six months ended June 30, 2018 was recorded under ASC 606. If we had continued to use ASC 605 during 2018, revenue would have been $1,089.0 million and $1,126.9 million in the three and six months ended June 30, 2018, respectively.

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

Product sales decreased for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 primarily due to decreased product demand from Ophthotech Corporation as a result of the termination in October 2017 of our collaboration agreement. We expect product sales for the full year of 2018 to decrease compared to 2017 primarily due to the termination of the Ophthotech agreement.

Royalty Revenue

We receive royalty revenue from certain of our collaboration partners based on their net sales of commercial products. Royalty revenue for AstraZeneca’s MOVANTIK® and MOVENTIG® and Baxalta’s ADYNOVATE®, each of which was launched in 2015, increased for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017.  We expect royalty revenue for the full year of 2018 to increase as compared to 2017 due to royalties we expect to receive as a result of continued sales growth of these partnered products and the approval of ADYNOVITM in the EU in January 2018.

As part of its approval of MOVANTIK®, the FDA required AstraZeneca to perform a post-marketing, observational epidemiological study comparing MOVANTIK® to other treatments of OIC in patients with chronic, non-cancer pain. As a result, the royalty rate payable to us from net sales of MOVANTIK® in the U.S. by AstraZeneca can be reduced by up to two percentage points to fund 33% of the external costs incurred by AstraZeneca to fund such post approval study, subject to a $35.0 million aggregate cap. As of June 30, 2018, our cumulative share of the post-approval study expenses has been $1.0 million. Any costs incurred by AstraZeneca can only be recovered by the reduction of the royalty paid to us. In no case can amounts be recovered by the reduction of a contingent payment due from AstraZeneca to us or through a payment from us to AstraZeneca.

Non-cash Royalty Revenue Related to Sale of Future Royalties

In February 2012, we sold all of our rights to receive future royalty payments on CIMZIA® and MIRCERA®. As described in Note 4 to our Condensed Consolidated Financial Statements, this royalty sale transaction has been recorded as a liability that amortizes over the estimated royalty payment period. As a result of this liability accounting, even though the royalties from UCB and Roche are remitted directly to the purchaser of these royalty interests, we will continue to record revenue for these royalties. We expect non-cash royalties from net sales of CIMZIA® and MIRCERA® for the full year of 2018 to increase compared to 2017.

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

License, collaboration and other revenue increased for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 primarily due to the recognition of $1,059.8 million from the BMS Collaboration Agreement as described in Note 6 to our Condensed Consolidated Financial Statements. In addition, during the six months ended June 30, 2018, we recognized a $10.0 million milestone payment received in March 2018 as a result of the marketing authorization of ADYNOVITM in the EU in January 2018.

We expect that our license, collaboration and other revenue will increase significantly in the full year of 2018 compared to 2017 as a result of the BMS Collaboration Agreement.

Cost of Goods Sold and Product Gross Margin (in thousands, except percentages)

	Three months ended June 30,		Increase/ (Decrease) 2018 vs. 2017	Percentage Increase/ (Decrease) 2018 vs. 2017
	2018	2017
Cost of goods sold	$5,522	$8,989	$(3,467)	(39)%
Product gross profit	341	6,704	(6,363)	(95)%
Product gross margin	6%	43%

	Six months ended June 30,		Increase/ (Decrease) 2018 vs. 2017	Percentage Increase/ (Decrease) 2018 vs. 2017
	2018	2017
Cost of goods sold	$12,168	$15,120	$(2,952)	(20)%
Product gross profit	(10)	5,329	(5,339)	(100)%
Product gross margin	<(1)%	26%

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

Cost of goods sold decreased during the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 primarily due to decreased product sales. The decrease in product gross profit and product gross margin during the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 is primarily due to decreased product sales as well as a more unfavorable product mix in 2018 compared to 2017. We have a manufacturing arrangement with a partner that includes a fixed price which is less than the fully burdened manufacturing cost for the reagent, and we expect this situation to continue with this partner in future years. There were more shipments to this partner relative to shipments to other customers during the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017. In addition to product sales from reagent materials supplied to the partner where our sales are less than our fully burdened manufacturing cost, we also receive royalty revenue from this collaboration. In the three and six months ended June 30, 2018 and 2017, the royalty revenue from this collaboration exceeded the related negative gross profit.

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

Research and Development Expense (in thousands, except percentages)

	Three months ended June 30,		Increase/ (Decrease) 2018 vs. 2017	Percentage Increase/ (Decrease) 2018 vs. 2017
	2018	2017
Research and development expense	$88,334	$60,260	$28,074	47%

	Six months ended June 30,		Increase/ (Decrease) 2018 vs. 2017	Percentage Increase/ (Decrease) 2018 vs. 2017
	2018	2017
Research and development expense	$187,758	$121,318	$66,440	55%

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

Research and development expense increased during the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 primarily due to our clinical development of NKTR-214, NKTR-262, and preclinical activities for NKTR-255, as well as pre-commercial manufacturing and costs related to our NDA filing for NKTR-181. In addition, the increase in research and development expense during the three and six months ended June 30, 2018 compared with the three and six months ended June 30, 2017 includes increases in non-cash stock-based compensation and other personnel costs. These increases were partially offset by cost reimbursements by BMS under our collaboration agreement. During the three months ended June 30, 2018 and 2017, we recorded reductions to research and development expense for BMS’ reimbursements of our costs of $22.5 million and $0.9 million, respectively. During the six months ended June 30, 2018 and 2017, we recorded reductions to research and development expense for BMS’ reimbursements of our costs of $24.8 million and $3.5 million, respectively. We expect research and development expense to increase significantly for the full year of 2018 compared to 2017 primarily as a result of the development of NKTR-214 under the BMS Collaboration Agreement. In addition, we expect non-cash stock-based compensation expense to increase in 2018 primarily due to the increase in our stock price.

Other than as described in the Overview section above, there have been no material changes to the status of clinical programs in the six months ended June 30, 2018 from the activities discussed in our Annual Report on Form 10-K for the year ended December 31, 2017 on file with the SEC.

General and Administrative Expense (in thousands, except percentages)

	Three months ended June 30,		Increase/ (Decrease) 2018 vs. 2017	Percentage Increase/ (Decrease) 2018 vs. 2017
	2018	2017
General and administrative expense	$20,261	$15,996	$4,265	27%

	Six months ended June 30,		Increase/ (Decrease) 2018 vs. 2017	Percentage Increase/ (Decrease) 2018 vs. 2017
	2018	2017
General and administrative expense	$38,948	$27,972	$10,976	39%

General and administrative expense includes the cost of administrative staffing, business development, marketing, finance, and legal activities. General and administrative expense increased during the three and six months ended June 30, 2018 compared with the three and six months ended June 30, 2017 primarily due to increased non-cash stock based compensation expense as well as other costs related to personnel, facilities and outside services. We expect general and administrative expenses in the full year of 2018 to increase compared to 2017, including an increase in non-cash stock-based compensation expense primarily due to the increase in our stock price.

Interest Expense (in thousands, except percentages)

	Three months ended June 30,		Increase/ (Decrease) 2018 vs. 2017	Percentage Increase/ (Decrease) 2018 vs. 2017
	2018	2017
Interest expense	$5,385	$5,510	$(125)	(2)%
Non-cash interest expense on liability related to sale of future royalties	4,975	4,512	463	10%

	Six months ended June 30,		Increase/ (Decrease) 2018 vs. 2017	Percentage Increase/ (Decrease) 2018 vs. 2017
	2018	2017
Interest expense	$10,725	$10,912	$(187)	(2)%
Non-cash interest expense on liability related to sale of future royalties	9,994	9,064	930	10%

Interest expense for the three and six months ended June 30, 2018 decreased marginally compared with the three and six months ended June 30, 2017 due to decreased interest expense from our capital leases, which were fully repaid as of December 31, 2017. Interest expense during the three and six months ended June 30, 2018 and 2017 primarily consists of interest from our senior secured notes. In October 2015, we issued $250.0 million in aggregate principal amount of 7.75% senior secured notes due October 2020. Interest on the 7.75% senior secured notes is calculated based on actual days outstanding over a 360 day year. We expect interest expense during the full year of 2018 to decrease marginally compared to 2017.

Non-cash interest expense on the liability related to sale of future royalties for the three and six months ended June 30, 2018 increased compared with the three and six months ended June 30, 2017 as a result of the increase to our estimated interest rate.  On February 24, 2012, we sold all of our rights to receive future royalty payments on CIMZIA® and MIRCERA® in exchange for $124.0 million. As described in Note 4 to our Condensed Consolidated Financial Statements, this royalty sale transaction has been recorded as a liability that amortizes over the estimated royalty payment period as CIMZIA® and MIRCERA® royalties are remitted directly to the purchaser. We impute interest on the transaction and record interest expense at the effective interest rate, which we estimated to be approximately 17% from inception to 2017. During the three month period ended December 31, 2017, as a result of increases in the forecasted sales of CIMZIA®, our estimate of the effective annual interest rate over the life of the agreement increased to approximately 17.6%, which results in a prospective interest rate of 21%.  There are a number of factors that could materially affect the estimated interest rate, in particular, the amount and timing of royalty payments from future net sales of CIMZIA® and MIRCERA®, and we will assess this estimate on a periodic basis. As a result, future interest rates could differ significantly and any such change in interest rate will be adjusted prospectively. Unless we adjust our estimated interest rate, we expect non-cash interest expense on the liability related to sale of future royalties for the full year of 2018 to increase marginally compared to 2017 as a result of the increase of the estimated prospective interest rate noted above.

Interest Income and Other Income (Expense), net (in thousands, except percentages)

	Three months ended June 30,		Increase/ (Decrease) 2018 vs. 2017	Percentage Increase/ (Decrease) 2018 vs. 2017
	2018	2017
Interest income and other income (expense), net	$12,105	$906	$11,199	>100%

	Six months ended June 30,		Increase/ (Decrease) 2018 vs. 2017	Percentage Increase/ (Decrease) 2018 vs. 2017
	2018	2017
Interest income and other income (expense), net	$13,676	$1,564	$12,112	>100%

Interest income and other income (expense) for the three and six months ended June 30, 2018 increased compared to the three and six months ended June 30, 2017 primarily due to increased interest income resulting from our investments in debt securities purchased with the $1.85 billion received in April 2018 from BMS under the BMS Collaboration Agreement and the Share Purchase Agreement.  We expect that our interest income and other income (expense), net will increase significantly in the full year of 2018 compared to 2017 as a result of the increased interest income resulting from our increased investments balances.

Income Tax Expense

For the three and six months ended June 30, 2017, we recorded an income tax provision at an effective tax rate of approximately 35% as a result of taxable income at our Nektar India operations. For the three and six months ended June 30, 2018, as a result of expected taxable income in India and the U.S. for the full year of 2018 resulting primarily from income recognized from the upfront payment from BMS, we recorded a global income tax provision at an effective tax rate of approximately 0.5%. We expect to have tax liabilities in certain states where we do not have sufficient net operating losses to offset our estimated apportioned taxable income. Our effective tax rate is based on certain assumptions and other estimates regarding the apportionment of taxable income and the states in which we have nexus in 2018.  Our apportionment of taxable income includes estimates of the apportionment of the BMS upfront payment based on estimates of activities to be carried out under the collaboration agreement with BMS, as well as estimates of the apportionment of other sources of income. We will refine our estimates in future periods as more information becomes available.

Our effective tax rate reflects the release of the valuation allowance of net operating loss carryforwards and other tax credits to offset U.S. federal and state taxable income. It also reflects a benefit of $1.9 million for stock-based compensation windfalls during the first half of 2018.  Our remaining deferred tax assets continue to be fully reserved, as we believe it is not more likely than not that the benefit of such assets will be realized in the future.

Our effective tax rate in 2018, including the benefit from utilization of net operating loss carryforwards and stock-based compensation windfalls, may vary based on changes in our estimates of taxable income, apportionment of the BMS upfront payment as well as other sources of income, and net operating loss carryforwards in states where we have previously not filed tax returns.

The U.S. Tax Cuts and Jobs Act was enacted on December 22, 2017 and reduces the U.S. federal corporate tax rate from 35% in 2017 to 21% in 2018.

Liquidity and Capital Resources

We have financed our operations primarily through revenue from product sales, royalties and strategic collaboration agreements, as well as public offering and private placements of debt and equity securities. At June 30, 2018, we had approximately $2.1 billion in cash and investments in marketable securities and had debt of $250.0 million in principal of senior secured notes due on October 2020.

We estimate that we have working capital to fund our current business plans through at least the next twelve months. We expect the clinical development of our proprietary drug candidates, including NKTR-214, NKTR-358, NKTR-262, NKTR-255, NKTR-181, and ONZEALDTM, will continue to require significant investment in order to continue to advance in clinical development and to obtain regulatory approval. In the past, we have received a number of significant payments from collaboration agreements and other significant transactions. In April 2018, we received a total of $1.85 billion from BMS under the BMS Collaboration Agreement and the Share Purchase Agreement. In addition, in July 2017, we entered into a collaboration agreement for NKTR-358 with Lilly, under which we received a $150.0 million upfront payment. In the future, we expect to receive substantial payments from our collaboration agreements with BMS and Lilly and other existing and future collaboration transactions if drug candidates in our pipeline achieve positive clinical or regulatory outcomes. We have no credit facility or any other sources of committed capital.

Due to the potential for adverse developments in the credit markets, we may experience reduced liquidity with respect to some of our investments in marketable securities. These investments are generally held to maturity, which, in accordance with our investment policy, is less than two years. However, if the need arises to liquidate such securities before maturity, we may experience losses on liquidation. At June 30, 2018, the average time to maturity of the investments held in our portfolio was approximately five months. To date we have not experienced any liquidity issues with respect to these securities. We believe that, even allowing for potential liquidity issues with respect to these securities, our remaining cash and investments in marketable securities will be sufficient to meet our anticipated cash needs for at least the next twelve months.

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

Cash flows from operating activities

Cash flows provided by operating activities for the six months ended June 30, 2018 totaled $907.2 million, which includes $1,059.8 million of the payments received under the BMS Collaboration Agreement in April 2018 and a $10.0 million milestone payment from our collaboration agreement with Baxalta, partially offset by $152.8 million of net operating cash uses as well as $9.8 million for interest payments on our senior secured notes.

Cash flows used in operating activities for the six months ended June 30, 2017 totaled $93.1 million, which includes $93.1 million of net operating cash uses as well as $9.8 million for interest payments on our senior secured notes, partially offset by the receipt of $9.8 million of milestones and advance payments from our collaboration agreements.

We expect that cash flows used in operating activities, excluding upfront, milestone and other contingent payments received, will increase in the full year of 2018 compared to 2017 primarily as a result of increased research and development expenses.

Cash flows from investing activities

We paid $3.7 million and $6.3 million to purchase property, plant and equipment in the six months ended June 30, 2018 and 2017, respectively. In the six months ended June 30, 2018, we received proceeds of $2.6 million for the sale of property, plant and equipment.  We expect our capital expenditures in the full year of 2018 to increase compared to 2017.

During the six months ended June 30, 2018, we purchased $857.1 million of investments in debt securities, net of maturities of investments, primarily as a result of the $1.85 billion received in April 2018 from BMS under the BMS Collaboration Agreement and the Share Purchase Agreement.

Cash flows from financing activities

We received $790.2 million for the issuance of our common stock to BMS under our Share Purchase Agreement in the six months ended June 30, 2018. We received proceeds from issuance of common stock related to our employee option and stock purchase plans of $55.2 million and $22.0 million in the six months ended June 30, 2018 and 2017, respectively.

Contractual Obligations

Other than the lease agreement with Kilroy Realty Finance Partnership, L.P., as described in Note 5 to our Condensed Consolidated Financial Statements, there were no material changes during the six months ended June 30, 2018 to the summary of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2017 on file with the SEC.

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

Our market risks at June 30, 2018 have not changed materially from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017 on file with the SEC.

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

Changes in Internal Control Over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. However, there was no change in our internal control over financial reporting that occurred in the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our future success is highly dependent on our ability to successfully develop, obtain regulatory approval for, and commercialize NKTR-214. In general, most early stage investigatory drugs, including oncology drug candidates such as NKTR-214, do not become approved drugs. Accordingly, there is a very meaningful risk that NKTR-214 will not succeed in one or more clinical trials sufficient to support one or more regulatory approvals. To date, reported clinical outcomes from NKTR-214 have had a significant impact on our market valuation, financial position, and business prospects and we expect this to continue in future periods. If one or more clinical studies of NKTR-214 are delayed or not successful, it would materially harm our market valuation, prospects, financial condition and results of operations. For example, under the BMS Collaboration Agreement, we are entitled to up to $1.43 billion in development milestones that are based upon clinical and regulatory successes from the NKTR-214 development program. One or more failures in NKTR-214 studies could jeopardize such milestone payments, and any product sales or royalty revenue or commercial milestones that we would otherwise be entitled to receive could be reduced, delayed or eliminated.

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

Drug development is a highly uncertain scientific and medical endeavor, and failure can unexpectedly occur at any stage of preclinical and clinical development. Typically, there is a high rate of attrition for drug candidates in preclinical and clinical trials due to scientific feasibility, safety, efficacy, changing standards of medical care (including commercialization of a competing therapy in the same or similar indication for which our drug candidate is being studied) and other variables (such as commercial supply challenges). The risk of failure increases for our drug candidates that are based on new technologies, such as the application of our advanced polymer conjugate technology to, NKTR-214, NKTR-358, NKTR-262, NKTR-255, NKTR-181, ONZEALDTM, and other drug candidates currently in discovery research or preclinical development. The failure of one or more of our drug candidates could have a material adverse effect on our business, financial condition and results of operations.

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

We or our partners may not obtain regulatory approval for drug candidates on a timely basis, or at all, or the terms of any approval (which in some countries includes pricing approval) may impose significant restrictions or limitations on use. Drug candidates must undergo rigorous animal and human testing and an extensive review process for safety and efficacy by the FDA and equivalent foreign regulatory authorities. The time required for obtaining regulatory decisions is uncertain and difficult to predict. The FDA and other U.S. and foreign regulatory authorities have substantial discretion, at any phase of development, to terminate clinical studies, require additional clinical development or other testing, delay or withhold registration and marketing approval and mandate product withdrawals, including recalls. For example, while data from certain pre-specified subgroups in our BEACON study for etirinotecan pegol (NKTR-102) in 2015 was positive, the study did not achieve statistical significance for its primary endpoint and the FDA and European Medicines Agency rarely approve drugs on the basis of studies that do not achieve statistical significance on the primary endpoint. On May 31, 2018 we announced that we submitted an NDA for NKTR-181 and on July 30, 2018, we announced that the NDA for NKTR-181 for the treatment of chronic low back pain in adult patients new to opioid therapy was accepted by the FDA for review. The FDA has assigned a PDUFA target action date of May 29, 2019. While the results from the Phase 3 study of NKTR-181 were positive, and NKTR-181 has Fast Track designation, the regulatory pathway for NKTR-181 remains subject to substantial uncertainty including the amount of data required to support an approval of NKTR-181. In particular, regulations concerning and controlling the access to opioid-based pharmaceuticals are strict and there is no guarantee which scheduling category will apply to NKTR-181 if regulatory approval is achieved. Further, regulatory authorities have the discretion to analyze data using their own methodologies that may differ from those used by us or our partners, which could lead such authorities to arrive at different conclusions regarding the safety or efficacy of a drug candidate. In addition, undesirable side effects caused by our drug candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restricted label or the delay or denial of regulatory approval by regulatory authorities. For example, AstraZeneca will be conducting a post-marketing, observational epidemiological study comparing MOVANTIK® to other treatments of OIC in patients with chronic, non-cancer pain and the results of this study could at some point in the future negatively impact the labeling, regulatory status, and commercial potential of MOVANTIK®.

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

As of June 30, 2018, we had cash and investments in marketable securities valued at approximately $2.1 billion and had debt of $250.0 million in principal of senior secured notes. Included in our cash and investments balance at June 30, 2018 is $1.85 billion received from our collaboration with BMS in the three months ended June 30, 2018. As described above and in Note 6 to our Condensed Consolidated Financial Statements, in February 2018, we entered into the BMS Collaboration Agreement under which BMS paid us a non-refundable upfront cash payment of $1.0 billion on April 3, 2018. We also entered into the Share Purchase Agreement under which BMS purchased $850.0 million of shares of our common stock on April 3, 2018. While we believe that our cash position will be sufficient to meet our liquidity requirements through at least the next 12 months, our future capital requirements will depend upon numerous unpredictable factors, including:

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

It is very difficult to estimate the commercial potential of product candidates due to important factors such as safety and efficacy compared to other available treatments, including potential generic drug alternatives with similar efficacy profiles, changing standards of care, third party payer reimbursement standards, patient and physician preferences, drug scheduling status, the availability of competitive alternatives that may emerge either during the long drug development process or after commercial introduction, and the availability of generic versions of our product candidates following approval by regulatory authorities based on the expiration of regulatory exclusivity or our inability to prevent generic versions from coming to market by asserting our patents. In particular, regulations concerning and controlling the access to opioid-based pharmaceuticals are strict and there is no guarantee which scheduling category will apply to NKTR-181 if regulatory approval is achieved. If due to one or more of these risks the market potential for a drug candidate is lower than we anticipated, it could significantly and negatively impact the commercial potential of the drug candidate (such as NKTR-181), the commercial terms of any collaboration partnership potential for such drug candidate, or if we have already entered into a collaboration for such drug candidate, the revenue potential from royalty and milestone payments could be significantly diminished and this would negatively impact our business, financial condition and results of operations. We also depend on our relationships with other companies for sales and marketing performance and the commercialization of product candidates. Poor performance by these companies, or disputes with these companies, could negatively impact our revenue and financial condition.

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

Due to the recognition of $1,059.8 million of revenue from the upfront payment of our BMS Collaboration Agreement as described in Note 6 to our Condensed Consolidated Financial Statements, for the six months ended June 30, 2018, we reported net income of $875.7 million. Excluding this revenue item, if and when we achieve profitability depends upon a number of factors, including the timing and recognition of milestone and other contingent payments and royalties received, the timing of revenue under our collaboration agreements, the amount of investments we make in our proprietary product candidates and the regulatory approval and market success of our product candidates. We may not be able to achieve and sustain profitability.

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

The price of our common stock has, and may continue to fluctuate significantly, which could result in substantial losses for investors and securities class action litigation.

Our stock price is volatile. During the three months ended June 30, 2018, based on closing prices on The NASDAQ Global Select Market, the closing price of our common stock ranged from $104.45 to $46.25 per share. At least one plaintiffs’ securities litigation firm has recently publicly announced that it is investigating a potential breach of fiduciary duty claim involving our board of directors. We expect our stock price to remain volatile. A variety of factors may have a significant effect on the market price of our common stock, including the risks described in this section titled “Risk Factors” and the following:

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

•	announcements of technological innovations or new therapeutic products that may compete with our approved products or products under development;
•	announcements of changes in governmental regulation affecting us or our competitors;
•	litigation brought against us or third parties to whom we have indemnification obligations (such as litigation related to our proprietary drug candidates nearing or following regulatory approval);
•	public concern as to the safety of drug formulations developed by us or others;
•	our financing needs and activities; and
•	general market conditions.

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

None, including no purchases of any class of our equity securities by us or any affiliate pursuant to any publicly announced repurchase plan in the three months ended June 30, 2018.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Except as so indicated in Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Documents

10.1(1)	Office Lease, effective as of May 31, 2018, by and between Kilroy Realty Finance Partnership, L.P., and Nektar Therapeutics.
10.2(2)	Nektar Therapeutics Amended and Restated 2017 Performance Incentive Plan.
\
31.1(1)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(1)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

101**

The following materials from Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

(1)	Filed herewith.
(2)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K filed with the SEC on June 27, 2018.
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
Date: August 8, 2018

By:	/s/ JILLIAN B. THOMSEN
Jillian B. Thomsen
Senior Vice President, Finance and Chief Accounting Officer
Date: August 8, 2018