Form 10-Q
period 2018-09-30
NEKTAR THERAPEUTICS
filed 2018-11-08
CIK 906709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 173,085,231 on November 1, 2018.

NEKTAR THERAPEUTICS

Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). All statements other than statements of historical fact are “forward-looking statements” for purposes of this quarterly report on Form 10-Q, including any projections of market size, earnings, revenue, milestone payments, royalties, sales or other financial items, any statements of the plans and objectives of management for future operations (including, but not limited to, preclinical development, clinical trials and manufacturing), any statements related to our financial condition and future working capital needs, any statements regarding potential future financing alternatives, any statements concerning proposed drug candidates, any statements regarding the timing for the start or end of clinical trials or submission of regulatory approval filings, any statements regarding future economic conditions or performance, any statements regarding the initiation, formation, or success of our collaboration arrangements, timing of commercial launches and product sales levels by our collaboration partners and future payments that may come due to us under these arrangements, any statements regarding our plans and objectives to initiate or continue clinical trials, any statements related to potential, anticipated, or ongoing litigation and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, such expectations or any of the forward-looking statements may prove to be incorrect and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, but not limited to, the risk factors set forth in Part II, Item 1A “Risk Factors” below and for the reasons described elsewhere in this quarterly report on Form 10-Q. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof and we do not intend to update any forward-looking statements except as required by law or applicable regulations. Except where the context otherwise requires, in this quarterly report on Form 10-Q, the “Company,” “Nektar,” “we,” “us,” and “our” refer to Nektar Therapeutics, a Delaware corporation, and, where appropriate, its subsidiaries.

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

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$222,261	$4,762
Short-term investments	1,198,149	291,370
Accounts receivable, net	31,937	5,014
Inventory	13,296	10,726
Advance payments to contract manufacturers	26,999	7,155
Other current assets	12,540	7,793
Total current assets	1,505,182	326,820
Long-term investments	619,140	57,088
Property, plant and equipment, net	44,881	47,463
Goodwill	76,501	76,501
Other assets	3,394	994
Total assets	$2,249,098	$508,866
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,494	$4,782
Accrued compensation	27,922	8,263
Accrued clinical trial expenses	21,966	9,461
Other accrued expenses	24,217	10,064
Interest payable	4,198	4,198
Deferred revenue, current portion	15,676	18,949
Other current liabilities	6,610	446
Total current liabilities	108,083	56,163
Senior secured notes, net	246,514	245,207
Liability related to the sale of future royalties, net	85,402	94,655
Deferred revenue, less current portion	11,410	19,021
Other long-term liabilities	7,567	5,992
Total liabilities	458,976	421,038
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares designated, issued or outstanding at September 30, 2018 or December 31, 2017	—	—
Common stock, $0.0001 par value; 300,000 shares authorized; 173,057 shares and 159,524 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	17	15
Capital in excess of par value	3,121,322	2,207,865
Accumulated other comprehensive loss	(5,378)	(2,111)
Accumulated deficit	(1,325,839)	(2,117,941)
Total stockholders’ equity	1,790,122	87,828
Total liabilities and stockholders’ equity	$2,249,098	$508,866

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenue:
Product sales	$4,256	$4,448	$16,414	$24,897
Royalty revenue	10,259	9,302	29,898	23,953
Non-cash royalty revenue related to sale of future royalties	8,372	8,066	24,337	21,367
License, collaboration and other revenue	4,875	131,112	1,082,848	142,028
Total revenue	27,762	152,928	1,153,497	212,245
Operating costs and expenses:
Cost of goods sold	4,783	5,674	16,951	20,794
Research and development	102,895	65,714	290,653	187,032
General and administrative	18,718	12,055	57,666	40,027
Total operating costs and expenses	126,396	83,443	365,270	247,853
Income (loss) from operations	(98,634)	69,485	788,227	(35,608)
Non-operating income (expense):
Interest expense	(5,442)	(5,540)	(16,167)	(16,452)
Non-cash interest expense on liability related to sale of future royalties	(4,814)	(4,471)	(14,808)	(13,535)
Interest income and other income (expense), net	11,847	1,599	25,523	3,163
Total non-operating income (expense), net	1,591	(8,412)	(5,452)	(26,824)
Income (loss) before provision for income taxes	(97,043)	61,073	782,775	(62,432)
Provision for income taxes	(900)	202	3,250	434
Net income (loss)	$(96,143)	$60,871	$779,525	$(62,866)

Net income (loss) per share
Basic	$(0.56)	$0.39	$4.63	$(0.41)
Diluted	$(0.56)	$0.37	$4.34	$(0.41)
Weighted average shares outstanding used in computing net income (loss) per share:
Basic	172,698	156,411	168,363	155,153
Diluted	172,698	162,641	179,619	155,153

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Comprehensive income (loss)	$(97,519)	$60,626	$776,258	$(62,410)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$779,525	$(62,866)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash royalty revenue related to sale of future royalties	(24,337)	(21,367)
Non-cash interest expense on liability related to sale of future royalties	14,808	13,535
Stock-based compensation	63,895	25,118
Depreciation and amortization	7,799	12,081
Other non-cash transactions	(8,136)	(1,370)
Changes in operating assets and liabilities:
Accounts receivable, net	(16,179)	12,364
Inventory	(2,570)	(2,545)
Other assets	(22,087)	(2,036)
Accounts payable	2,611	5,729
Accrued compensation	19,659	808
Accrued clinical trial expenses	12,505	(958)
Other accrued expenses	14,098	4,971
Deferred revenue	(10,931)	15,477
Other liabilities	5,104	1,046
Net cash provided by (used in) operating activities	835,764	(13)
Cash flows from investing activities:
Purchases of investments	(1,944,178)	(314,439)
Maturities of investments	467,658	261,112
Sales of investments	11,963	8,823
Purchases of property, plant and equipment	(5,552)	(7,283)
Sales of property, plant and equipment	2,633	—
Net cash used in investing activities	(1,467,476)	(51,787)
Cash flows from financing activities:
Payment of capital lease obligations	—	(2,159)
Issuance of common stock	790,231	—
Proceeds from shares issued under equity compensation plans	59,067	32,275
Net cash provided by financing activities	849,298	30,116
Effect of exchange rates on cash and cash equivalents	(87)	11
Net increase (decrease) in cash and cash equivalents	217,499	(21,673)
Cash and cash equivalents at beginning of period	4,762	59,640
Cash and cash equivalents at end of period	$222,261	$37,967
Supplemental disclosure of cash flow information:
Cash paid for interest	$14,701	$14,989

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

Our research and development activities have required significant ongoing investment to date and are expected to continue to require significant investment. As a result, with the exception of the income resulting from the upfront payment in April 2018 from our collaboration agreement with Bristol-Myers Squibb and Company (BMS), we expect to continue to incur substantial losses and negative cash flows from operations in the future. We have financed our operations primarily through cash generated from licensing, collaboration and manufacturing agreements and financing transactions. At September 30, 2018, we had approximately $2.0 billion in cash and investments in marketable securities and debt of $250.0 million in principal of senior secured notes due in October 2020.

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

Our comprehensive income (loss) consists of our net income (loss) plus our foreign currency translation gains and losses and unrealized holding gains and losses on available-for-sale securities, neither of which were significant during the three and nine months ended September 30, 2018 and 2017. In addition, there were no significant reclassifications out of accumulated other comprehensive loss to the statements of operations during the three and nine months ended September 30, 2018 and 2017.

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

Significant Concentrations

Our customers are primarily pharmaceutical and biotechnology companies that are located in the U.S. and Europe and with whom we have multi-year arrangements. Our accounts receivable balance contains billed and unbilled trade receivables from product sales, milestones, other contingent payments and royalties, as well as reimbursable costs from collaborative research and development agreements. When appropriate, we provide for an allowance for doubtful accounts by reserving for specifically identified doubtful accounts. We generally do not require collateral from our customers. We perform a regular review of our customers’ payment histories and associated credit risk. We have not experienced significant credit losses from our accounts receivable and our allowance for doubtful accounts was not significant at either September 30, 2018 or December 31, 2017.

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

The impact of the adoption of ASC 606 on our Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Operations as of and for the three and nine months ended September 30, 2018 was as follows (in thousands):

	As reported	Adjustments	Balances Without the Adoption of Topic 606
Condensed Consolidated Balance Sheet data as of September 30, 2018
Accounts receivable, net	$31,937	$(10,549)	$21,388
Deferred revenue, current portion	15,676	1,191	16,867
Deferred revenue, less current portion	11,410	187	11,597
Accumulated deficit	(1,325,839)	(11,927)	(1,337,766)

Condensed Consolidated Statement of Operations data for the three months ended September 30, 2018
Product sales	$4,256	$—	$4,256
Royalty revenue	10,259	(674)	9,585
License, collaboration and other revenue	4,875	299	5,174
Total revenue	27,762	(375)	27,387

Condensed Consolidated Statement of Operations data for the nine months ended September 30, 2018
Product sales	$16,414	$(192)	$16,222
Royalty revenue	29,898	195	30,093
License, collaboration and other revenue	1,082,848	767	1,083,615
Total revenue	1,153,497	770	1,154,267

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

Income Taxes

For the three and nine months ended September 30, 2017, we recorded an income tax provision at an effective tax rate of approximately 35% as a result of taxable income at our Nektar India operations. For the nine months ended September 30, 2018, as a result of expected taxable income in India and the U.S. for the full year of 2018 resulting primarily from income recognized from the upfront payment from BMS, we recorded a global income tax provision at an effective tax rate of approximately 0.4%. The income tax benefit for the three months ended September 30, 2018 reflects our pre-tax loss for the three months ended September 30, 2018. We expect to have tax liabilities in certain states where we do not have sufficient net operating losses to offset our estimated apportioned taxable income. Our effective tax rate is based on certain assumptions and other estimates regarding the apportionment of taxable income and the states in which we have nexus in 2018. Our apportionment of taxable income includes estimates of the apportionment of the BMS upfront payment based on estimates of activities to be carried out under the collaboration agreement with BMS, as well as estimates of the apportionment of other sources of income. We will refine our estimates in future periods as more information becomes available.

Our effective tax rate reflects the release of the valuation allowance of net operating loss carryforwards and other tax credits to offset U.S. federal and state taxable income. It also reflects a benefit of $2.0 million for stock-based compensation windfalls during the nine months ended September 30, 2018. Our remaining deferred tax assets continue to be fully reserved, as we believe it is not more likely than not that the benefit of such assets will be realized in the future.

Our effective tax rate in 2018, including the benefit from utilization of net operating loss carryforwards and stock-based compensation windfalls, may vary based on changes in our estimates of taxable income, apportionment of the BMS upfront payment as well as other sources of income, and net operating loss carryforwards in states where we have not previously filed tax returns.

The U.S. Tax Cuts and Jobs Act was enacted on December 22, 2017 and reduces the U.S. federal corporate tax rate from 35% in 2017 to 21% in 2018.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board issued guidance to amend a number of aspects of lease accounting, including requiring lessees to recognize almost all leases with a term greater than one year as a right-of-use asset and corresponding liability, measured at the present value of the lease payments. The guidance will become effective for us beginning in the first quarter of 2019 and is required to be adopted using a modified retrospective approach. We expect the adoption of this guidance to have a material effect on our balance sheet through the recognition of right-of-use assets and lease liabilities for our existing facilities leases. However, the initial asset and liability amounts recorded upon adoption will be subject to several factors that we are continuing to evaluate, including the timing of the delivery of additional space under our facilities lease agreements, the determination of whether any contracts contain embedded leases, and the selection of an appropriate discount rate.

Note 2 — Cash and Investments in Marketable Securities

Cash and investments in marketable securities, including cash equivalents, are as follows (in thousands):

	Estimated Fair Value at
	September 30, 2018	December 31, 2017
Cash and cash equivalents	$222,261	$4,762
Short-term investments	1,198,149	291,370
Long-term investments	619,140	57,088
Total cash and investments in marketable securities	$2,039,550	$353,220

We invest in liquid, high quality debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in securities with maturities of two years or less and maintain a weighted average maturity of one year or less. As of September 30, 2018 and December 31, 2017, all of our long-term investments had maturities between one and two years.

Gross unrealized gains and losses were not significant at either September 30, 2018 or December 31, 2017. During the nine months ended September 30, 2018 and 2017, we sold available-for-sale securities totaling $12.0 million and $8.8 million. Gross realized gains and losses on those sales were not significant. During the three months ended September 30, 2018 and 2017, we did not sell any of our available-for-sale securities. The cost of securities sold is based on the specific identification method.

Under the terms of our 7.75% senior secured notes due October 2020, we are required to maintain a minimum cash and investments in marketable securities balance of $60.0 million.

Our portfolio of cash and investments in marketable securities includes (in thousands):

		Estimated Fair Value at
	Fair Value Hierarchy Level	September 30, 2018	December 31, 2017
Corporate notes and bonds	2	$1,198,008	$216,253
Corporate commercial paper	2	737,027	128,096
Obligations of U.S. government agencies	2	2,972	2,977
Available-for-sale investments		1,938,007	347,326
Money market funds	1	89,785	302
Certificate of deposit	N/A	9,198	1,132
Cash	N/A	2,560	4,460
Total cash and investments in marketable securities		$2,039,550	$353,220

Level 1 —	Quoted prices in active markets for identical assets or liabilities.
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

We use a market approach to value our Level 2 investments. The disclosed fair value related to our investments is based on market prices from a variety of industry standard data providers and generally represents quoted prices for similar assets in active markets or has been derived from observable market data. During the three and nine months ended September 30, 2018 and 2017, there were no transfers between Level 1 and Level 2 of the fair value hierarchy.

Additionally, as of September 30, 2018, based on a discounted cash flow analysis using Level 3 inputs including financial discount rates, we believe the fair value of the $250.0 million in principal amount of our 7.75% senior secured notes due October 2020 is approximately $259.0 million. We may redeem some or all of these notes at a redemption price equal to 102% of the principal amount of the notes if the redemption date is prior to October 5, 2019, or 100% of the principal amount of the notes if the redemption date is on or after October 5, 2019, plus, in each case, accrued and unpaid interest to the applicable redemption date.

Note 3 — Inventory

Inventory consists of the following (in thousands):

	September 30, 2018	December 31, 2017
Raw materials	$1,802	$1,796
Work-in-process	9,339	4,843
Finished goods	2,155	4,087
Total inventory	$13,296	$10,726

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

Note 4 — Liability Related to Sale of Future Royalties

On February 24, 2012, we entered into a Purchase and Sale Agreement (the Purchase and Sale Agreement) with RPI Finance Trust (RPI), an affiliate of Royalty Pharma, pursuant to which we sold, and RPI purchased, our right to receive royalty payments (the Royalty Entitlement) arising from the worldwide net sales, from and after January 1, 2012, of (a) CIMZIA®, under our license, manufacturing and supply agreement with UCB Pharma (UCB), and (b) MIRCERA®, under our license, manufacturing and supply agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (together referred to as Roche). We received aggregate cash proceeds of $124.0 million for the Royalty Entitlement. As part of this sale, we incurred approximately $4.4 million in transaction costs, which will be amortized to interest expense over the estimated life of the Purchase and Sale Agreement. Although we sold all of our rights to receive royalties from the CIMZIA® and MIRCERA® products, as a result of our ongoing manufacturing and supply obligations related to the generation of these royalties, we will continue to account for these royalties as revenue. We recorded the $124.0 million in proceeds from this transaction as a liability (Royalty Obligation) that will be amortized using the interest method over the estimated life of the Purchase and Sale Agreement as royalties from the CIMZIA® and MIRCERA® products are remitted directly to RPI. During the nine months ended September 30, 2018 and 2017, we recognized $24.3 million and $21.4 million, respectively, in non-cash royalty revenue from net sales of CIMZIA® and MIRCERA®, and we recorded $14.8 million and $13.5 million, respectively, of related non-cash interest expense.

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

Note 5 — Commitments and Contingencies

Operating Leases

In May 2018, we entered into a Lease Agreement (the Lease) with Kilroy Realty Finance Partnership, L.P. to lease 135,936 square feet of space located at 360 Third St., San Francisco, California (the Third Street Facility) from 2018 to 2030. An initial 1,726 square feet was delivered in June 2018, and the remaining space is expected to be delivered in phases during the fourth quarter of 2018 and during 2019. The Lease will provide us additional facilities to support increased personnel for our San Francisco-based R&D activities and corporate offices.

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

As of September 30, 2018, our minimum lease payments for the delivered space in the Third Street Facility are not material. However, provided that all phases are delivered as expected, our annual base rent on an industrial gross lease basis, which includes certain expenses and property taxes paid directly by the landlord, would be approximately $10.9 million, which will escalate each year over the term at an annual rate of increase of three percent (3%).

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

On October 30, 2018, the Company and its CEO and CFO were named in a putative securities class action entitled, Mulquin v. Nektar Therapeutics et. al., N.D. Cal.  The case asserts that for the period of November 11, 2017 through October 2, 2018, the Company’s stock was inflated due to alleged misrepresentations about the efficacy and safety of NKTR-214. We believe, however, that the allegations lack merit.  The case is in the early stages.  Accordingly, we cannot reasonably estimate any range of potential future charges, and we have not recorded any accrual for a contingent liability associated with this legal proceeding. However, an unfavorable resolution could potentially have a material adverse effect on our business, financial condition, and results of operations or prospects, potentially delay or limit our ability to use some of our research and development programs, and potentially result in paying monetary damages.

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

To date, we have not incurred costs to defend lawsuits or settle claims related to these indemnification obligations. Because the aggregate amount of any potential indemnification obligation is not a stated amount, the overall maximum amount of any such obligations cannot be reasonably estimated. No liabilities have been recorded for these obligations in our Condensed Consolidated Balance Sheets at either September 30, 2018 or December 31, 2017.

Note 6 — License and Collaboration Agreements

We have entered into various collaboration agreements including license agreements and collaborative research, development and commercialization agreements with various pharmaceutical and biotechnology companies. We analyze our agreements to determine whether we should account for the agreements within the scope of ASC 808, Collaborative Arrangements, and, if so, we analyze whether we should account for any elements under the relevant revenue recognition guidance. As described in Note 1, on January 1, 2018, we adopted ASC 606, Revenue Recognition - Revenue from Contracts with Customers, which supersedes the guidance in ASC 605, Revenue Recognition. We recognized revenue under ASC 606 for the nine months ended September 30, 2018 and under ASC 605 for the nine months ended September 30, 2017.  In accordance with our collaboration agreements, we recognized license, collaboration and other revenue as follows (in thousands):

		Three months ended September 30,		Nine months ended September 30,
Partner	Drug or Drug Candidate	2018	2017	2018	2017
Bristol-Myers Squibb	NKTR-214	$—	$—	$1,059,768	$—
Baxalta Incorporated/Shire	ADYNOVATE®	300	312	10,328	357
Eli Lilly and Company	NKTR-358	3,221	127,553	8,627	127,553
Amgen, Inc.	Neulasta®	1,250	1,250	3,750	3,750
AstraZeneca AB	MOVANTIK® and MOVANTIK® fixed-dose combination program	—	—	—	4,600
Other		104	1,997	375	5,768
License, collaboration and other revenue		$4,875	$131,112	$1,082,848	$142,028

In the three and nine months ended September 30, 2018, we recognized $18.6 million and $64.2 million of revenue for performance obligations that we had satisfied in prior periods. This amount includes all of our royalty revenue and non-cash royalty revenue because these royalties substantially relate to the licenses that we had previously granted. This amount also includes the $10.0 million development milestone payment earned and received from Baxalta in the nine months ended September 30, 2018 described below.

The following table presents the changes in our deferred revenue balance from our collaboration agreements during the nine months ended September 30, 2018 (in thousands):

Nine months ended September 30, 2018
Deferred revenue—December 31, 2017	$37,970
Transition adjustment related to adoption of ASC 606	(1,953)
Additions to deferred revenue	4,000
Recognition of previously unearned revenue	(12,931)
Deferred revenue—September 30, 2018	$27,086

Our balance of deferred revenue contains the transaction price from our collaboration agreements allocated to performance obligations which are partially unsatisfied. We expect to recognize approximately $15.7 million of our deferred revenue over the next twelve months and recognize the majority of the remaining $11.4 million over the following twelve months.

As of September 30, 2018, our accounts receivable balance includes $13.1 million of receivables from customer contracts.

As of September 30, 2018, our collaboration agreements with partners included potential future payments for development and regulatory milestones totaling approximately $1.7 billion, including amounts from our agreements with BMS and Lilly described below. In addition, under our collaboration agreements we are entitled to receive contingent sales milestone payments, other contingent payments and royalty payments, as described below.

There have been no material changes to our collaboration agreements in the three and nine months ended September 30, 2018, except as described below.

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

We determined that the BMS Collaboration Agreement falls within the scope of ASC 808. As mentioned above, BMS shares certain percentages of development costs incurred by us and we share certain percentages of development costs incurred by BMS. We consider these activities to represent collaborative activities under ASC 808 and we recognize such cost sharing proportionately with the performance of the underlying services. We recognize BMS’ reimbursement of our costs as a reduction of research and development expense and our reimbursement of BMS’ costs as research and development expense. During the three and nine months ended September 30, 2018, we recorded $20.7 million and $45.4 million, respectively, as a reduction of research and development expenses for BMS’ share of our costs and we recorded $1.8 million and $2.6 million, respectively of research and development expenses for our share of BMS’ costs. As of September 30, 2018, we have recorded a receivable of $18.8 million from BMS in accounts receivable in our Condensed Consolidated Balance Sheet.

We analogized to ASC 606 for the accounting for our two performance obligations, consisting of the delivery of the licenses to develop and commercialize NKTR-214 and our participation on joint steering and other collaboration committees. We determined that our committee participation is not material.

We aggregated the total consideration of $1.85 billion received under the agreements and allocated it between the stock purchase and the revenue-generating elements, because we and BMS negotiated the agreements together and the effective date of the BMS Collaboration Agreement was dependent upon the effective date of the Share Purchase Agreement. We recorded the estimated fair value of the shares of $790.2 million in stockholders’ equity based on the closing date price of our common stock of $99.36, adjusted for a discount for lack of marketability reflecting the unregistered nature of the shares. We allocated the remaining $1,059.8 million to the transaction price of the collaboration agreement. We consider the future potential development, regulatory and sales milestones of up to approximately $1.8 billion to be variable consideration. We excluded these milestones from the transaction price as of September 30, 2018 because we determined such payments to be fully constrained under ASC 606 as the achievement of such milestone payments are uncertain and highly susceptible to factors outside of our control. We will re-evaluate the transaction price at each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Accordingly, we allocated the entire transaction price of $1,059.8 million to the granting of the licenses and therefore recognized $1,059.8 million in the nine months ended September 30, 2018 as license, collaboration and other revenue.

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

Under our adoption of ASC 606 as of January 1, 2018, we made no changes to our deferred revenue balance. We concluded that it was appropriate to have recognized the $125.9 million of revenue allocated to the license upon the effective date of the license agreement in August 2017, since we determined that the license was a right to use our intellectual property, for which, as of the effective date, we had provided all necessary information to Lilly to benefit from the license and the license term had begun. We recognize revenue for the Phase 1 clinical development and drug product development using an input method, using costs incurred, as this method depicts our progress towards providing Lilly with the results of clinical trials and drug production processes. As of September 30, 2018, we have deferred revenue of approximately $11.3 million related to this agreement, which we expect to recognize through December 2019, the estimated end of our performance obligations under this agreement.

Baxalta Incorporated/Shire: Hemophilia

We are a party to an exclusive research, development, license and manufacturing and supply agreement with Baxalta Incorporated (Baxalta), a subsidiary of Shire plc, entered into in September 2005 to develop products designed to improve therapies for Hemophilia A patients using our PEGylation technology. Under the terms of the agreement, we are entitled to research and development funding for our active programs, which are now complete for Factor VIII, and are responsible for supplying Shire with its requirements for our proprietary materials. Shire is responsible for all clinical development, regulatory, and commercialization expenses. The agreement is terminable by the parties under customary conditions.

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

In October 2017, we entered into a right to sublicense agreement with Baxalta, a subsidiary of Shire, under which we granted to Baxalta the right to grant a nonexclusive sublicense to certain patents that were previously exclusively licensed to Baxalta under our 2005 agreement. Under the right to sublicense agreement, Baxalta paid us $12.0 million in November 2017 and agreed to pay us single digit royalty payments based upon net sales of the products covered under the sublicense throughout the term of the agreement.

Under our adoption of ASC 606 as of January 1, 2018, we determined that our satisfied performance obligations consist of granting the license, granting the right to sublicense and performing research and development services. We determined that we have an unsatisfied performance obligation related to our ongoing supply of PEGylation materials at a price less than their standalone selling prices. We updated the arrangement transaction price for the $10.0 million EU approval milestone upon achievement in January 2018 since we had previously excluded it due to the significant uncertainty from regulatory approval. Based on the terms of this milestone, we allocated the entire milestone to the license grant and research and development services, and therefore recognized the entire $10.0 million in the nine months ended September 30, 2018 as we had previously satisfied those performance obligations. As of September 30, 2018, we have deferred revenue of $0.9 million related to this agreement.

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

Under our adoption ASC 606 as of January 1, 2018, we determined that our obligation to manufacture and supply of our PEGylation materials and to maintain the dedicated manufacturing suite solely for the production of such materials for Amgen represented an obligation to stand ready to manufacture such materials. We concluded that we should recognize revenue based on the passage of time as this method depicts the satisfaction of Amgen’s right to require production of PEGylation materials at any time. As of September 30, 2018, we have deferred revenue of approximately $10.4 million related to this agreement, which we expect to recognize through October 2020, the estimated end of our obligations under this agreement.

AstraZeneca AB: MOVANTIK® (naloxegol oxalate), previously referred to as naloxegol and NKTR-118, and MOVANTIK® fixed-dose combination program, previously referred to as NKTR-119

In September 2009, we entered into an agreement with AstraZeneca AB (AstraZeneca) under which we granted AstraZeneca a worldwide, exclusive license under our patents and other intellectual property to develop, market, and sell MOVANTIK® and MOVANTIK® fixed-dose combination program. AstraZeneca is responsible for all research, development and commercialization and is responsible for all drug development and commercialization decisions for MOVANTIK® and the MOVANTIK® fixed-dose combination program. In September 2014 and December 2014, MOVANTIK® /MOVENTIG® was approved in the US and EU, respectively. As of September 30, 2018, we have received a total of $385.0 million of upfront and contingent milestone payments from this agreement, all of which was received in or before 2015. We are entitled to receive up to $75.0 million of commercial launch contingent payments related to the MOVANTIK® fixed-dose combination program, based on development events to be pursued and completed solely by AstraZeneca. In addition, we are entitled to significant and escalating double-digit royalty payments and sales milestone payments based on annual worldwide net sales of MOVANTIK® and MOVANTIK® fixed-dose combination products.

In March 2016, AstraZeneca announced that it had entered into an agreement with ProStrakan Group plc, a subsidiary of Kyowa Hakko Kirin Co. Ltd. (Kirin), granting Kirin exclusive marketing rights to MOVENTIG® in the EU, Iceland, Liechtenstein, Norway and Switzerland. Under our license agreement with AstraZeneca, we and AstraZeneca will share the upfront payment, market access milestone payments, royalties and sales milestone payments made by Kirin to AstraZeneca with AstraZeneca receiving 60% and Nektar receiving 40%. In the nine months ended September 30, 2017, we recognized a total of $4.6 million related to our share of license-related payments made from Kirin to AstraZeneca. As of September 30, 2018, we do not have deferred revenue related to our agreement with AstraZeneca.

Other

In addition, as of September 30, 2018, we have a number of other collaboration agreements, including with our collaboration partners UCB and Halozyme, under which we are entitled to up to a total of $45.5 million of development milestone payments upon achievement of certain development objectives, as well as sales milestones upon achievement of annual sales targets and royalties based on net sales of commercialized products, if any. However, given the current phase of development of the potential products under these collaboration agreements, we cannot estimate the probability or timing of achieving these milestones and, therefore, have excluded all development milestones from the respective transaction prices for these agreements. As of September 30, 2018, we have deferred revenue of approximately $4.5 million related to these other collaboration agreements.

Note 7 — Stock-Based Compensation

Total stock-based compensation expense was recognized in our Condensed Consolidated Statements of Operations as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Cost of goods sold	$1,176	$547	$3,470	$1,639
Research and development	15,365	5,212	40,449	14,429
General and administrative	6,746	3,076	19,976	9,050
Total stock-based compensation	$23,287	$8,835	$63,895	$25,118

During the three months ended September 30, 2018 and 2017, we granted 190,000 and 833,290 stock options, respectively, and these options had a weighted average grant-date fair value of $30.52 per share and $10.38 per share, respectively. During the nine months ended September 30, 2018 and 2017, we granted 928,675 and 2,118,310 stock options, respectively, and these options had a weighted average grant-date fair value of $39.28 per share and $9.36 per share, respectively. During the three and nine months ended September 30, 2018, we granted 152,151 and 558,391 RSUs, respectively. During the three and nine months ended September 30, 2017, we granted 110,500 RSUs.

As a result of stock issuances under our equity compensation plans, during the three months ended September 30, 2018 and 2017, we issued 642,024 and 1,092,371 shares of our common stock, respectively, and during the nine months ended September 30, 2018 and 2017, we issued 5,247,748 and 3,741,140 shares of our common stock, respectively.

Note 8 — Net Income (Loss) Per Share

 Basic net income (loss) per share is calculated based on the weighted-average number of common shares outstanding during the periods presented. Diluted net income (loss) per share is calculated based on the weighted-average number of shares of common stock outstanding, including potentially dilutive securities. For all periods presented in the accompanying Condensed Consolidated Statements of Operations, the net income (loss) available to common stockholders is equal to the reported net income (loss).

The calculation of diluted earnings per share includes the weighted-average of potentially dilutive securities, which consists of shares of common stock underlying outstanding stock options and RSUs. The effect of these dilutive securities under the treasury stock method was approximately 11.3 million and 6.2 million shares for the nine months ended September 30, 2018 and three months ended September 30, 2017, respectively. During the nine months ended September 30, 2018 and three months ended September 30, 2017, shares of common stock underlying outstanding stock options totaling approximately 3.2 million and 1.9 million weighted-average shares outstanding, respectively, were excluded from the computation of diluted net income per share for that period because their effect was antidilutive.

For the three months ended September 30, 2018 and the nine months ended September 30, 2017 and, basic and diluted net loss per share are the same due to our net losses and the requirement to exclude potentially dilutive securities which would have an antidilutive effect on net loss per share. During the three months ended September 30, 2018 and the nine months ended September 30, 2017, potentially dilutive securities consisted of common shares underlying outstanding stock options and RSUs. During the three months ended September 30, 2018 and the nine months ended September 30, 2017, there were weighted average outstanding stock options and RSUs of 17.6 million and 20.4 million shares, respectively.

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

Immunooncology

•

On February 13, 2018, we entered into the BMS Collaboration Agreement, pursuant to which we and BMS are working to jointly develop NKTR-214, our lead immunooncology drug candidate, in combination with BMS’s Opdivo® (nivolumab) and/or Opdivo® plus Yervoy® (ipilimumab), in more than 20 indications across nine tumor types, as well as potential combinations with other anti-cancer agents from BMS, us and third parties. On April 3, 2018, the closing date of the transaction, BMS made a non-refundable upfront cash payment of $1.0 billion to us under the BMS Collaboration Agreement. On April 3, 2018, BMS also paid the purchase price of $102.60 per share for the sale and issuance of 8,284,600 shares of our common stock, or a total of approximately $850.0 million, under a Share Purchase Agreement. On June 2, 2018, at the 2018 American Society of Clinical Oncology (ASCO) Annual Meeting, we presented interim data from the PIVOT-02 Phase 1/2 study, which is designed to evaluate the combination of NKTR-214 with BMS’s Opdivo® (nivolumab) across several tumor types. On September 14, 2018, a study of NKTR-214 combined with Opdivo was initiated in patients with previously untreated inoperable or metastatic melanoma and this trial is currently enrolling subjects.

•

In 2017, as part of our broad Phase 1/2 clinical collaboration with BMS in five tumor types and eight potential indications, we commenced a broad clinical development program for NKTR-214 in combination with other immunooncology agents, including a dose-escalation study in combination with Opdivo® (nivolumab), and numerous preclinical collaboration programs. In 2017, we also began dosing a clinical study evaluating the efficacy and safety of NKTR-214 in combination with approved immunooncology agents, TECENTRIQ® (atezolizumab) and KEYTRUDA® (pembrolizumab).

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

Immunology

•

In February 2017, we filed an investigational new drug (IND) application for NKTR-358, our autoimmune disease drug candidate. We began the Phase 1 clinical study to evaluate single-ascending doses of NKTR-358 in healthy volunteers in March 2017. On July 24, 2017, we entered into a license agreement with Lilly to co-develop NKTR-358. This study is designed to establish a range of dose levels and evaluate pharmacokinetics and safety. A Phase 1 multiple-ascending dose trial which was initiated in May of 2018 is currently enrolling subjects to evaluate NKTR-358 in patients with systemic lupus erythematosus.

Pain

•

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

Key Developments and Trends in Liquidity and Capital Resources

We estimate that we have working capital to fund our current business plans through at least the next twelve months. As of September 30, 2018, we had approximately $2.0 billion in cash and investments in marketable securities and had debt of $250.0 million in principal of senior secured notes due in October 2020.

Results of Operations

Three and Nine Months Ended September 30, 2018 and 2017

Revenue (in thousands, except percentages)

	Three months ended September 30,		Increase/ (Decrease) 2018 vs. 2017	Percentage Increase/ (Decrease) 2018 vs. 2017
	2018	2017
Product sales	$4,256	$4,448	$(192)	(4)%
Royalty revenue	10,259	9,302	957	10%
Non-cash royalty revenue related to sale of future royalties	8,372	8,066	306	4%
License, collaboration and other revenue	4,875	131,112	(126,237)	(96)%
Total revenue	$27,762	$152,928	$(125,166)	(82)%

	Nine months ended September 30,		Increase/ (Decrease) 2018 vs. 2017	Percentage Increase/ (Decrease) 2018 vs. 2017
	2018	2017
Product sales	$16,414	$24,897	$(8,483)	(34)%
Royalty revenue	29,898	23,953	5,945	25%
Non-cash royalty revenue related to sale of future royalties	24,337	21,367	2,970	14%
License, collaboration and other revenue	1,082,848	142,028	940,820	>100%
Total revenue	$1,153,497	$212,245	$941,252	>100%

As described in Note 1 to our Condensed Consolidated Financial Statements, on January 1, 2018, we adopted Accounting Standards Codification (ASC) 606, Revenue Recognition - Revenue from Contracts with Customers. ASC 606 supersedes the guidance in ASC 605, Revenue Recognition. We adopted ASC 606 on a modified retrospective basis under which we recognized the $12.7 million cumulative effect of adoption as a reduction to opening accumulated deficit. Revenue for the nine months ended September 30, 2017 was recorded under ASC 605, while revenue for the nine months ended September 30, 2018 was recorded under ASC 606. If we had continued to use ASC 605 during 2018, revenue would have been $27.4 million and $1,154.3 million in the three and nine months ended September 30, 2018, respectively.

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

Product sales decreased for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to decreased product demand from Ophthotech Corporation as a result of the termination in October 2017 of our collaboration agreement. We expect product sales for the full year of 2018 to decrease compared to 2017 primarily due to the termination of the Ophthotech agreement.

Royalty Revenue

We receive royalty revenue from certain of our collaboration partners based on their net sales of commercial products. Royalty revenue for AstraZeneca’s MOVANTIK® and MOVENTIG® and Baxalta’s (a wholly-owned subsidiary of Shire plc) ADYNOVATE®, each of which was launched in 2015, increased for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017. We expect royalty revenue for the full year of 2018 to increase as compared to 2017 due to royalties we expect to receive as a result of continued sales growth of ADYNOVATE® and the approval of ADYNOVITM in the EU in January 2018.

As part of its approval of MOVANTIK®, the FDA required AstraZeneca to perform a post-marketing, observational epidemiological study comparing MOVANTIK® to other treatments of opioid-induced constipation in patients with chronic, non-cancer pain. As a result, the royalty rate payable to us from net sales of MOVANTIK® in the U.S. by AstraZeneca can be reduced by up to two percentage points to fund 33% of the external costs incurred by AstraZeneca to fund such post approval study, subject to a $35.0 million aggregate cap. As of September 30, 2018, our cumulative share of the post-approval study expenses has been $1.1 million. Any costs incurred by AstraZeneca can only be recovered by the reduction of the royalty paid to us. In no case can amounts be recovered by the reduction of a contingent payment due from AstraZeneca to us or through a payment from us to AstraZeneca.

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

License, collaboration and other revenue increased for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to the recognition of $1,059.8 million from the BMS Collaboration Agreement as described in Note 6 to our Condensed Consolidated Financial Statements. In addition, during the nine months ended September 30, 2018, we recognized a $10.0 million milestone payment received in March 2018 as a result of the marketing authorization of ADYNOVITM in the EU in January 2018. During the three and nine months ended September 30, 2017, we recognized $127.6 million of the $150.0 million upfront payment we received in September 2017 from our collaboration agreement with Eli Lilly for NKTR-358 as described in Note 6 to our Condensed Consolidated Financial Statements.

We expect that our license, collaboration and other revenue will increase significantly in the full year of 2018 compared to 2017 as a result of the BMS Collaboration Agreement.

Cost of Goods Sold and Product Gross Margin (in thousands, except percentages)

	Three months ended September 30,		Increase/ (Decrease) 2018 vs. 2017	Percentage Increase/ (Decrease) 2018 vs. 2017
	2018	2017
Cost of goods sold	$4,783	$5,674	$(891)	(16)%
Product gross profit	(527)	(1,226)	699	(57)%
Product gross margin	(12)%	(28)%

	Nine months ended September 30,		Increase/ (Decrease) 2018 vs. 2017	Percentage Increase/ (Decrease) 2018 vs. 2017
	2018	2017
Cost of goods sold	$16,951	$20,794	$(3,843)	(18)%
Product gross profit	(537)	4,103	(4,640)	>(100)%
Product gross margin	(3)%	16%

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

Cost of goods sold decreased during the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 primarily due to decreased product sales. The decrease in product gross profit and product gross margin during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 is primarily due to decreased product sales as well as a more unfavorable product mix in 2018 compared to 2017. We have a manufacturing arrangement with a partner that includes a fixed price which is less than the fully burdened manufacturing cost for the reagent, and we expect this situation to continue with this partner in future years. There were more shipments to this partner relative to shipments to other customers during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. In addition to product sales from reagent materials supplied to the partner where our sales are less than our fully burdened manufacturing cost, we also receive royalty revenue from this collaboration. In the three and nine months ended September 30, 2018 and 2017, the royalty revenue from this collaboration exceeded the related negative gross profit.

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

Research and Development Expense (in thousands, except percentages)

	Three months ended September 30,		Increase/ (Decrease) 2018 vs. 2017	Percentage Increase/ (Decrease) 2018 vs. 2017
	2018	2017
Research and development expense	$102,895	$65,714	$37,181	57%

	Nine months ended September 30,		Increase/ (Decrease) 2018 vs. 2017	Percentage Increase/ (Decrease) 2018 vs. 2017
	2018	2017
Research and development expense	$290,653	$187,032	$103,621	55%

Research and development expense consists primarily of clinical study costs, contract manufacturing costs, direct costs of outside research, materials, supplies, licenses and fees as well as personnel costs (including salaries, benefits, and stock-based compensation). Research and development expense also includes certain overhead allocations consisting of support and facilities-related costs. Where we perform research and development activities under a clinical joint development collaboration, such as our collaboration with BMS, we record the cost reimbursement from our partner as a reduction to research and development expense when reimbursement amounts are due to us under the agreement.

Research and development expense increased during the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 primarily due to our clinical development of NKTR-214, NKTR-262, NKTR-358, and preclinical activities for NKTR-255, as well as pre-commercial manufacturing and costs related to our NDA filing for NKTR-181. In addition, the increase in research and development expense during the three and nine months ended September 30, 2018 compared with the three and nine months ended September 30, 2017 includes increases in non-cash stock-based compensation and other personnel costs. These increases were partially offset by cost reimbursements by BMS under our collaboration agreement. During the three months ended September 30, 2018 and 2017, we recorded reductions to research and development expense for BMS’ reimbursements of our costs of $20.7 million and $2.3 million, respectively. During the nine months ended September 30, 2018 and 2017, we recorded reductions to research and development expense for BMS’ reimbursements of our costs of $45.4 million and $5.8 million, respectively. We expect research and development expense to increase significantly for the full year of 2018 compared to 2017 primarily as a result of the development of NKTR-214 under the BMS Collaboration Agreement. In addition, we expect non-cash stock-based compensation expense to increase in 2018 primarily due to the increases in our stock price in 2017 and 2018 compared to the prior years.

Other than as described in the Overview section above, there have been no material changes to the status of clinical programs in the nine months ended September 30, 2018 from the activities discussed in our Annual Report on Form 10-K for the year ended December 31, 2017 on file with the SEC.

General and Administrative Expense (in thousands, except percentages)

	Three months ended September 30,		Increase/ (Decrease) 2018 vs. 2017	Percentage Increase/ (Decrease) 2018 vs. 2017
	2018	2017
General and administrative expense	$18,718	$12,055	$6,663	55%

	Nine months ended September 30,		Increase/ (Decrease) 2018 vs. 2017	Percentage Increase/ (Decrease) 2018 vs. 2017
	2018	2017
General and administrative expense	$57,666	$40,027	$17,639	44%

General and administrative expense includes the cost of administrative staffing, business development, marketing, finance, and legal activities. General and administrative expense increased during the three and nine months ended September 30, 2018 compared with the three and nine months September 30, 2017 primarily due to increased non-cash stock based compensation expense as well as other costs related to personnel, facilities and outside services. We expect general and administrative expenses in the full year of 2018 to increase compared to 2017, including an increase in non-cash stock-based compensation expense primarily due to the increases in our stock price in 2017 and 2018 compared to the prior years.

Interest Expense (in thousands, except percentages)

	Three months ended September 30,		Increase/ (Decrease) 2018 vs. 2017	Percentage Increase/ (Decrease) 2018 vs. 2017
	2018	2017
Interest expense	$5,442	$5,540	$(98)	(2)%
Non-cash interest expense on liability related to sale of future royalties	4,814	4,471	343	8%

	Nine months ended September 30,		Increase/ (Decrease) 2018 vs. 2017	Percentage Increase/ (Decrease) 2018 vs. 2017
	2018	2017
Interest expense	$16,167	$16,452	$(285)	(2)%
Non-cash interest expense on liability related to sale of future royalties	14,808	13,535	1,273	9%

Interest expense for the three and nine months ended September 30, 2018 decreased marginally compared with the three and nine months ended September 30, 2017 due to decreased interest expense from our capital leases, which were fully repaid as of December 31, 2017. Interest expense during the three and nine months ended September 30, 2018 and 2017 primarily consists of interest from our senior secured notes. In October 2015, we issued $250.0 million in aggregate principal amount of 7.75% senior secured notes due October 2020. Interest on the 7.75% senior secured notes is calculated based on actual days outstanding over a 360 day year. We expect interest expense during the full year of 2018 to decrease marginally compared to 2017.

Non-cash interest expense on the liability related to sale of future royalties for the three and nine months ended September 30, 2018 increased compared with the three and nine months ended September 30, 2017 as a result of the increase to our estimated interest rate. On February 24, 2012, we sold all of our rights to receive future royalty payments on CIMZIA® and MIRCERA® in exchange for $124.0 million. As described in Note 4 to our Condensed Consolidated Financial Statements, this royalty sale transaction has been recorded as a liability that amortizes over the estimated royalty payment period as CIMZIA® and MIRCERA® royalties are remitted directly to the purchaser. We impute interest on the transaction and record interest expense at the effective interest rate, which we estimated to be approximately 17% from inception to 2017. During the three month period ended December 31, 2017, as a result of increases in the forecasted sales of CIMZIA®, our estimate of the effective annual interest rate over the life of the agreement increased to approximately 17.6%, which results in a prospective interest rate of 21%. There are a number of factors that could materially affect the estimated interest rate, in particular, the amount and timing of royalty payments from future net sales of CIMZIA® and MIRCERA®, and we will assess this estimate on a periodic basis. As a result, future interest rates could differ significantly and any such change in interest rate will be adjusted prospectively. Unless we adjust our estimated interest rate, we expect non-cash interest expense on the liability related to sale of future royalties for the full year of 2018 to increase marginally compared to 2017 as a result of the increase of the estimated prospective interest rate noted above.

Interest Income and Other Income (Expense), net (in thousands, except percentages)

	Three months ended September 30,		Increase/ (Decrease) 2018 vs. 2017	Percentage Increase/ (Decrease) 2018 vs. 2017
	2018	2017
Interest income and other income (expense), net	$11,847	$1,599	$10,248	>100%

	Nine months ended September 30,		Increase/ (Decrease) 2018 vs. 2017	Percentage Increase/ (Decrease) 2018 vs. 2017
	2018	2017
Interest income and other income (expense), net	$25,523	$3,163	$22,360	>100%

Interest income and other income (expense) for the three and nine months ended September 30, 2018 increased significantly compared to the three and nine months ended September 30, 2017 primarily due to increased interest income resulting from our investments in debt securities purchased with the $1.85 billion received in April 2018 from BMS under the BMS Collaboration Agreement and the Share Purchase Agreement. We expect that our interest income and other income (expense), net will increase significantly in the full year of 2018 compared to 2017 as a result of the increased interest income resulting from our increased investments balances.

Income Tax Expense

For the three and nine months ended September 30, 2017, we recorded an income tax provision at an effective tax rate of approximately 35% as a result of taxable income at our Nektar India operations. For the nine months ended September 30, 2018, as a result of expected taxable income in India and the U.S. for the full year of 2018 resulting primarily from income recognized from the upfront payment from BMS, we recorded a global income tax provision at an effective tax rate of approximately 0.4%. The income tax benefit for the three months ended September 30, 2018 reflects our pre-tax loss for the three months ended September 30, 2018. We expect to have tax liabilities in certain states where we do not have sufficient net operating losses to offset our estimated apportioned taxable income. Our effective tax rate is based on certain assumptions and other estimates regarding the apportionment of taxable income and the states in which we have nexus in 2018. Our apportionment of taxable income includes estimates of the apportionment of the BMS upfront payment based on estimates of activities to be carried out under the collaboration agreement with BMS, as well as estimates of the apportionment of other sources of income. We will refine our estimates in future periods as more information becomes available.

Our effective tax rate reflects the release of the valuation allowance of net operating loss carryforwards and other tax credits to offset U.S. federal and state taxable income. It also reflects a benefit of $2.0 million for stock-based compensation windfalls during the nine months ended September 30, 2018. Our remaining deferred tax assets continue to be fully reserved, as we believe it is not more likely than not that the benefit of such assets will be realized in the future.

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

Liquidity and Capital Resources

We have financed our operations primarily through revenue from product sales, royalties and strategic collaboration agreements, as well as public offering and private placements of debt and equity securities. At September 30, 2018, we had approximately $2.0 billion in cash and investments in marketable securities and had debt of $250.0 million in principal of senior secured notes due on October 2020.

We estimate that we have working capital to fund our current business plans through at least the next twelve months. We expect the clinical development of our proprietary drug candidates, including NKTR-214, NKTR-358, NKTR-262, NKTR-255, NKTR-181, and ONZEALD®, will continue to require significant investment in order to continue to advance in clinical development and to obtain regulatory approval, as well as for NKTR-181 commercialization activities. In the past, we have received a number of significant payments from collaboration agreements and other significant transactions. In April 2018, we received a total of $1.85 billion from BMS under the BMS Collaboration Agreement and the Share Purchase Agreement. In addition, in July 2017, we entered into a collaboration agreement for NKTR-358 with Lilly, under which we received a $150.0 million upfront payment. In the future, we expect to receive substantial payments from our collaboration agreements with BMS and Lilly and other existing and future collaboration transactions if drug candidates in our pipeline achieve positive clinical or regulatory outcomes. We have no credit facility or any other sources of committed capital.

Due to the potential for adverse developments in the credit markets, we may experience reduced liquidity with respect to some of our investments in marketable securities. These investments are generally held to maturity, which, in accordance with our investment policy, is less than two years. However, if the need arises to liquidate such securities before maturity, we may experience losses on liquidation. At September 30, 2018, the average time to maturity of the investments held in our portfolio was approximately eight months. To date we have not experienced any liquidity issues with respect to these securities. We believe that, even allowing for potential liquidity issues with respect to these securities, our remaining cash and investments in marketable securities will be sufficient to meet our anticipated cash needs for at least the next twelve months.

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

Cash flows from operating activities

Cash flows provided by operating activities for the nine months ended September 30, 2018 totaled $835.8 million, which includes $1,059.8 million of the payments received under the BMS Collaboration Agreement in April 2018 and a $10.0 million milestone payment from our collaboration agreement with Baxalta, partially offset by $219.3 million of net operating cash uses as well as $14.7 million for interest payments on our senior secured notes.

Cash flows used in operating activities for the nine months ended September 30, 2017 were less than $0.1 million, which includes $146.8 million of net operating cash uses as well as $14.6 million for interest payments on our senior secured notes, partially offset by the receipt of $161.4 million of milestones and advance payments from our collaboration agreements.

We expect that cash flows used in operating activities, excluding upfront, milestone and other contingent payments received, will increase in the full year of 2018 compared to 2017 primarily as a result of increased research and development expenses.

Cash flows from investing activities

We paid $5.6 million and $7.3 million to purchase property, plant and equipment in the nine months ended September 30, 2018 and 2017, respectively. In the nine months ended September 30, 2018, we received proceeds of $2.6 million for the sale of property, plant and equipment. We expect our capital expenditures in the full year of 2018 to be consistent with 2017.

During the nine months ended September 30, 2018, we purchased $1,476.5 million of investments in debt securities, net of maturities of investments, primarily as a result of the $1.85 billion received in April 2018 from BMS under the BMS Collaboration Agreement and the Share Purchase Agreement.

Cash flows from financing activities

We received $790.2 million for the issuance of our common stock to BMS under our Share Purchase Agreement in April 2018. We received proceeds from issuance of common stock related to our employee option and stock purchase plans of $59.1 million and $32.3 million in the nine months ended September 30, 2018 and 2017, respectively.

Contractual Obligations

Other than the lease agreement with Kilroy Realty Finance Partnership, L.P., as described in Note 5 to our Condensed Consolidated Financial Statements, there were no material changes during the nine months ended September 30, 2018 to the summary of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2017 on file with the SEC.

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

Our market risks at September 30, 2018 have not changed materially from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017 on file with the SEC.

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

Changes in Internal Control Over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. However, there was no change in our internal control over financial reporting that occurred in the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We or our partners may experience delays in clinical trials of drug candidates. We have ongoing trials evaluating NKTR-214 including a trial evaluating NKTR-214 as a potential combination treatment with BMS’s Opdivo® (nivolumab) as well as other ongoing and planned combination trials. We also have an ongoing Phase 1 dose-escalation study for NKTR-358 under our collaboration with Lilly, including an on-going dose-finding trial of NKTR-358 to evaluate single-ascending doses of NKTR-358 in healthy subjects, and we have an ongoing multiple-ascending dose trial to evaluate NKTR-358 in patients with systemic lupus erythematosus that was initiated in May of 2018 and is currently enrolling subjects. We also have a Phase 1 study evaluating NKTR-214 in combination with NKTR-262.  We also have ongoing trials with our partners for the following: Halozyme has trials in Pancreatic, Non-Small Cell Lung Cancer and other multiple tumor types in Phase 1, 2, and 3 development. These and other clinical studies may not begin on time, enroll a sufficient number of patients or be completed on schedule, if at all. Clinical trials for any of our product candidates could be delayed for a variety of reasons, including:

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

Drug development is a highly uncertain scientific and medical endeavor, and failure can unexpectedly occur at any stage of preclinical and clinical development. Typically, there is a high rate of attrition for drug candidates in preclinical and clinical trials due to scientific feasibility, safety, efficacy, changing standards of medical care (including commercialization of a competing therapy in the same or similar indication for which our drug candidate is being studied) and other variables (such as commercial supply challenges). The risk of failure increases for our drug candidates that are based on new technologies, such as the application of our advanced polymer conjugate technology to, NKTR-214, NKTR-358, NKTR-262, NKTR-255, NKTR-181, ONZEALD®, and other drug candidates currently in discovery research or preclinical development. The failure of one or more of our drug candidates could have a material adverse effect on our business, financial condition and results of operations.

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

If we or our contract manufacturers are not able to manufacture and supply sufficient drug quantities meeting applicable quality standards required to support large clinical studies or commercial manufacturing in a timely manner, it could delay our or our collaboration partners’ clinical studies or result in a breach of our contractual obligations, which could in turn reduce the potential commercial sales of our or our collaboration partners’ products. As a result, we could incur substantial costs and damages and any product sales or royalty revenue that we would otherwise be entitled to receive could be reduced, delayed or eliminated. In some cases, we rely on contract manufacturing organizations to manufacture and supply drug product for our clinical studies and those of our collaboration partners. Pharmaceutical manufacturing of drugs involves significant risks and uncertainties related to the demonstration of adequate stability, sufficient purification of the drug substance and drug product, the identification and elimination of impurities, optimal formulations, process and analytical methods validations, and challenges in controlling for all of these variables. We have faced and may in the future face significant difficulties, delays and unexpected expenses as we validate third party contract manufacturers required for drug supply to support our clinical studies and the clinical studies and products of our collaboration partners. Failure by us or our contract manufacturers to supply drug product in sufficient quantities that meet all applicable quality requirements could result in supply shortages for our clinical studies or the clinical studies and commercial activities of our collaboration partners. Such failures could significantly and materially delay clinical trials and regulatory submissions or result in reduced sales, any of which could significantly harm our business prospects, results of operations and financial condition.

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

We or our partners may not obtain regulatory approval for drug candidates on a timely basis, or at all, or the terms of any approval (which in some countries includes pricing approval) may impose significant restrictions or limitations on use. Drug candidates must undergo rigorous animal and human testing and an extensive review process for safety and efficacy by the FDA and equivalent foreign regulatory authorities. The time required for obtaining regulatory decisions is uncertain and difficult to predict. The FDA and other U.S. and foreign regulatory authorities have substantial discretion, at any phase of development, to terminate clinical studies, require additional clinical development or other testing, delay or withhold registration and marketing approval and mandate product withdrawals, including recalls. For example, while data from certain pre-specified subgroups in our BEACON study for ONZEALD® in 2015 was positive, the study did not achieve statistical significance for its primary endpoint and the FDA and European Medicines Agency rarely approve drugs on the basis of studies that do not achieve statistical significance on the primary endpoint. Further, regulatory authorities have the discretion to analyze data using their own methodologies that may differ from those used by us or our partners, which could lead such authorities to arrive at different conclusions regarding the safety or efficacy of a drug candidate. In addition, undesirable side effects caused by our drug candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restricted label or the delay or denial of regulatory approval by regulatory authorities. For example, AstraZeneca is  conducting a post-marketing, observational epidemiological study comparing MOVANTIK® to other treatments of opioid-induced constipation (OIC) in patients with chronic, non-cancer pain and the results of this study could at some point in the future negatively impact the labeling, regulatory status, and commercial potential of MOVANTIK®.

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

The NKTR-181 program is subject to important risks and uncertainties related to likelihood of FDA approval, commercial potential, and non-convertibility of NKTR-181, any of which could significantly and negatively impact the economic value of NKTR-181.

On May 31, 2018, we announced that we submitted an NDA for NKTR-181 and on July 30, 2018, we announced that the NDA for NKTR-181 for the treatment of chronic low back pain in adult patients new to opioid therapy was accepted by the FDA for review. The FDA has assigned a PDUFA target action date of May 29, 2019. While the results from the Phase 3 study of NKTR-181 were positive, and NKTR-181 has Fast Track designation, the regulatory pathway for NKTR-181 remains subject to substantial uncertainty including the amount of data required to support an approval of NKTR-181. In addition, regulations concerning and controlling the access to opioid-based pharmaceuticals are strict and there is no guarantee which scheduling category will apply to NKTR-181 if regulatory approval is achieved.

The commercial potential of NKTR-181 remains difficult to predict. The safety and efficacy compared to other available treatments, changing standards of care, third party payer reimbursement standards, scope and contents of the NKTR-181 label, patient and physician preferences, drug scheduling status, the availability of competitive alternatives that may emerge either during or after approval, the availability of generic versions of our NKTR-181, and the countries in which we receive regulatory approvals.  If the market potential for NKTR-181 is lower than we anticipated, it could significantly and negatively impact the commercial potential and value of NKTR-181.

An important objective of our NKTR-181 drug development program is to create a unique opioid molecule that does not rapidly enter a patient’s central nervous system and therefore has the potential to be less susceptible to abuse than alternative opioid therapies. To date, we have conducted numerous experiments using laboratory and home-based chemistry techniques that have been unable to convert NKTR-181 into a rapidly-acting, more abusable form of opioid. In the future, an alternative chemistry technique, process or method of administration, or combination thereof, may be discovered to enable the conversion of NKTR-181 into a more abusable opioid.

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

As of September 30, 2018, we had cash and investments in marketable securities valued at approximately $2.0 billion and had debt of $250.0 million in principal of senior secured notes. Our cash and investments balance at September 30, 2018 reflects $1.85 billion received from our collaboration with BMS. As described above and in Note 6 to our Condensed Consolidated Financial Statements, in February 2018, we entered into the BMS Collaboration Agreement under which BMS paid us a non-refundable upfront cash payment of $1.0 billion on April 3, 2018. We also entered into the Share Purchase Agreement under which BMS purchased $850.0 million of shares of our common stock on April 3, 2018. While we believe that our cash position will be sufficient to meet our liquidity requirements through at least the next 12 months, our future capital requirements will depend upon numerous unpredictable factors, including:

•

the cost, timing and outcomes of clinical studies and regulatory reviews of our proprietary drug candidates that we have licensed to our collaboration partners —important examples include NKTR-214 in collaboration with BMS and NKTR-358 licensed to Lilly;

•

the commercial launch and sales levels of products marketed by our collaboration partners for which we are entitled to royalties and sales milestones—importantly, the level of success in marketing and selling MOVANTIK® by AstraZeneca in the U.S. and ADYNOVATE® by Baxalta (a wholly-owned subsidiary of Shire plc) globally, as well as MOVENTIG® (the naloxegol brand name in the EU) by Kirin in the EU;

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

It is very difficult to estimate the commercial potential of product candidates due to important factors such as safety and efficacy compared to other available treatments, including potential generic drug alternatives with similar efficacy profiles, changing standards of care, third party payer reimbursement standards, patient and physician preferences, drug scheduling status, the availability of competitive alternatives that may emerge either during the long drug development process or after commercial introduction, and the availability of generic versions of our product candidates following approval by regulatory authorities based on the expiration of regulatory exclusivity or our inability to prevent generic versions from coming to market by asserting our patents. If due to one or more of these risks the market potential for a drug candidate is lower than we anticipated, it could significantly and negatively impact the commercial potential of the drug candidate, the commercial terms of any collaboration partnership potential for such drug candidate, or if we have already entered into a collaboration for such drug candidate, the revenue potential from royalty and milestone payments could be significantly diminished and this would negatively impact our business, financial condition and results of operations. We also depend on our relationships with other companies for sales and marketing performance and the commercialization of product candidates. Poor performance by these companies, or disputes with these companies, could negatively impact our revenue and financial condition.

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

Our revenue is exclusively derived from our collaboration agreements, from which we receive upfront fees, contract research payments, milestone and other contingent payments based on clinical progress, regulatory progress or net sales achievements, royalties and product sales. Significant variations in the timing of receipt of cash payments and our recognition of revenue can result from payments based on the execution of new collaboration agreements, the timing of clinical outcomes, regulatory approval, commercial launch or the achievement of certain annual sales thresholds. The amount of our revenue derived from collaboration agreements in any given period will depend on a number of unpredictable factors, including our ability to find and maintain suitable collaboration partners, the timing of the negotiation and conclusion of collaboration agreements with such partners, whether and when we or our collaboration partners achieve clinical, regulatory and sales milestones, the timing of regulatory approvals in one or more major markets, reimbursement levels by private and government payers, and the market introduction of new drugs or generic versions of the approved drug, as well as other factors. Our past revenue generated from collaboration agreements is not necessarily indicative of our future revenue. If any of our existing or future collaboration partners fails to develop, obtain regulatory approval for, manufacture or ultimately commercialize any product candidate under our collaboration agreement, our business, financial condition, and results of operations could be materially and adversely affected.

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

To the extent we rely on other pharmaceutical or biotechnology companies with established sales, marketing and distribution systems to market our products, we will need to establish and maintain partnership arrangements, and we may not be able to enter into these arrangements on acceptable terms or at all. To the extent that we enter into co-promotion or other arrangements, any revenue we receive will depend upon the efforts of third parties, which may not be successful and over which we have little or no control—important examples of this risk include MOVANTIK® partnered with AstraZeneca and ADYNOVATE® (previously referred to as BAX 855) partnered with Baxalta (a wholly-owned subsidiary of Shire plc). In the event that we market our products without a partner, we would be required to build a sales and marketing organization and infrastructure, which would require a significant investment, and we may not be successful in building this organization and infrastructure in a timely or efficient manner.

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

Due to the recognition of $1,059.8 million of revenue from the upfront payment of our BMS Collaboration Agreement as described in Note 6 to our Condensed Consolidated Financial Statements, for the nine months ended September 30, 2018, we reported net income of $779.5 million. Excluding this revenue item, if and when we achieve profitability depends upon a number of factors, including the timing and recognition of milestone and other contingent payments and royalties received, the timing of revenue under our collaboration agreements, the amount of investments we make in our proprietary product candidates and the regulatory approval and market success of our product candidates. We may not be able to achieve and sustain profitability.

Other factors that will affect whether we achieve and sustain profitability include our ability, alone or together with our partners, to:

•	develop drugs utilizing our technologies, either independently or in collaboration with other pharmaceutical or biotechnology companies;
•	effectively estimate and manage clinical development costs, particularly the cost of the clinical studies for NKTR-214, NKTR-358, NKTR-262, NKTR-255, and ONZEALD®;
•	receive necessary regulatory and marketing approvals;
•	maintain or expand manufacturing at necessary levels;
•	achieve market acceptance of our partnered products;
•	receive royalties on products that have been approved, marketed or submitted for marketing approval with regulatory authorities; and
•	maintain sufficient funds to finance our activities.

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

There are many competitors for our proprietary product candidates currently in development. For NKTR-214, there are numerous companies engaged in developing immunotherapies to be used alone, or in combination, to treat a wide range of oncology indications targeting both solid and liquid tumors. In particular, we expect to compete with therapies with tumor infiltrating lymphocytes, or TILS, chimeric antigen receptor-expressing T cells (CAR-T), cytokine-based therapies, and checkpoint inhibitors. Potential competitors in the TIL and CAR-T space include Kite Pharma/NCI, Adaptimmune LLC, Celgene Corporation, and Novartis, Alkermes, Altor, and Armo in the cytokine-based therapies space, and Tesaro, Macrogenics, Merck, BMS, and Roche in the checkpoint inhibitor space. For NKTR‑358, there are a number of competitors in various stages of clinical development that are working on programs which are designed to correct the underlying immune system imbalance in the body due to autoimmune disease. In particular, we expect to compete with therapies that could be cytokine-based therapies (Symbiotix, LLC and Tizona Therapeutics), regulatory T cell therapies (Targazyme, Inc., Juno Therapeutics, and Tract Therapeutics, Inc.), or IL-2-based and toleragen-based therapies (Roche, Alkermes, Celgene Corporation, Amgen Inc., Tolera Therapeutics, Inc., and Caladrius BioSciences, Inc.). For MOVANTIK®, there are currently several alternative therapies used to address opioid-induced constipation (OIC) and opioid-induced bowel dysfunction (OBD), including Symproic® (naldemedine) from Shionogi, RELISTOR® Subcutaneous Injection (methylnaltrexone bromide), oral therapy Amitizia (lubiprostone), and oral and rectal over-the-counter laxatives and stool softeners such as docusate sodium, senna and milk of magnesia. In addition, there are a number of companies developing potential products which are in various stages of clinical development and are being evaluated for the treatment of OIC and OBD in different patient populations, including Merck & Co., Inc., Progenics Pharmaceuticals, Inc. in collaboration with Salix Pharmaceuticals, Ltd., Purdue Pharma L.P. in collaboration with Shionogi & Co., Ltd., Mundipharma Int. Limited, Sucampo Pharmaceuticals, Inc., Develco Pharma GmbH, Alkermes plc, GlaxoSmithKline plc, Theravance, Inc., and Takeda Pharmaceutical Company Limited. For ADYNOVATE®, there is substantial competition from Sanofi’s Fc fusion protein ELOCTATETM for hemophilia A treatment, Jivi (antihemophilic factor

(recombinant) PEGylated-aucl, an extended half-life Factor VIII for hemophilia A treatment, recently approved and marketed by Bayer Healthcare, and Novo Nordisk (which has an ongoing Phase 3 clinical development program). In addition, technologies other than those based on Fc fusion and polymer conjugation approaches (such as gene therapy) are being pursued to treat patients with Hemophilia A. For NKTR-181, there are numerous companies developing pain therapies designed to have less abuse potential primarily through formulation technologies and techniques applied to existing pain therapies. Potential competitors include Acura Pharmaceuticals, Inc., Cara Therapeutics, Inc., Collegium Pharmaceutical, Inc., Egalet Ltd, Elite Pharmaceuticals, Inc., Endo Health Solutions Inc., KemPharm, Inc., Pfizer, Inc./Eli Lilly & Co., Purdue Pharma L.P., and Regeneron Pharmaceuticals, Inc./Teva Pharmaceutical Industries Ltd. For ONZEALD® there are a number of chemotherapies and cancer therapies approved today and in various stages of clinical development for breast cancer, including, but not limited to: Abraxane® (paclitaxel protein-bound particles for injectable suspension (albumin bound)), Xeloda® (capecitabine), Afinitor® (everolimus), Doxil® (doxorubicin HCl), Ellence® (epirubicin), Gemzar® (gemcitabine), Halaven® (eribulin), Herceptin® (trastuzumab), Hycamtin® (topotecan), Ibrance® (palbociclib), Ixempra® (ixabepilone), Navelbine® (vinolrebine), Iniparib, Paraplatin® (carboplatin), Taxol® (paclitaxel) and Taxotere® (docetaxel). Major pharmaceutical or biotechnology companies with approved drugs or drugs in development for breast cancers include, but are not limited to, Bristol-Myers Squibb Company, Eli Lilly & Co., Roche, GlaxoSmithKline plc, Johnson and Johnson, Pfizer Inc., Eisai Inc., and Sanofi Aventis S.A. There can be no assurance that we or our partners will successfully develop, obtain regulatory approvals for and commercialize next-generation or new products that will successfully compete with those of our competitors. Many of our competitors have greater financial, research and development, marketing and sales, manufacturing and managerial capabilities. We face competition from these companies not just in product development but also in areas such as recruiting employees, acquiring technologies that might enhance our ability to commercialize products, establishing relationships with certain research and academic institutions, enrolling patients in clinical trials and seeking program partnerships and collaborations with larger pharmaceutical companies. As a result, our competitors may succeed in developing competing technologies, obtaining regulatory approval or gaining market acceptance for products before we do. These developments could make our products or technologies uncompetitive or obsolete.

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

We must attract and retain experts in the areas of clinical testing, manufacturing, research, regulatory and finance, and may need to attract and retain commercial, marketing and distribution experts and develop additional expertise in our existing personnel. We face intense competition from other biopharmaceutical companies, research and academic institutions and other organizations for qualified personnel. Many of the organizations with which we compete for qualified personnel have greater resources than we have. Because competition for skilled personnel in our industry is intense, companies such as ours sometimes experience high attrition rates with regard to their skilled employees. Further, in making employment decisions, job candidates often consider the value of the stock options they are to receive in connection with their employment. Our equity incentive plan and employee benefit plans may not be effective in motivating or retaining our employees or attracting new employees, and significant volatility in the price of our stock may adversely affect our ability to attract or retain qualified personnel. If we fail to attract new personnel or to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

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

Our stock price is volatile. During the three months ended September 30, 2018, based on closing prices on The NASDAQ Global Select Market, the closing price of our common stock ranged from $46.46 to $68.49 per share. Plaintiffs’ securities litigation firms have recently publicly announced that they are investigating a potential breach of fiduciary duty claim involving our board of directors. Additionally, on October 30, 2018, the Company and its CEO and CFO were named in a putative securities class action entitled, Mulquin v. Nektar Therapeutics et. al., N.D. Cal.  The case asserts that for the period of November 11, 2017 through October 2, 2018, the Company’s stock was inflated due to alleged misrepresentations about the efficacy and safety of NKTR-214. We expect our stock price to remain volatile. A variety of factors may have a significant effect on the market price of our common stock, including the risks described in this section titled “Risk Factors” and the following:

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

The patent positions of pharmaceutical and biotechnology companies, such as ours, are uncertain and involve complex legal and factual issues. We own more than 250 U.S. and 800 foreign patents and have a number of pending patent applications that cover various aspects of our technologies. There can be no assurance that patents that have issued will be held valid and enforceable in a court of law. Even for patents that are held valid and enforceable, the legal process associated with obtaining such a judgment is time consuming and costly. Additionally, issued patents can be subject to opposition or other proceedings that can result in the revocation of the patent or maintenance of the patent in amended form (and potentially in a form that renders the patent without commercially relevant and/or broad coverage). Further, our competitors may be able to circumvent and otherwise design around our patents. Even if a patent is issued and enforceable, because development and commercialization of pharmaceutical products can be subject to substantial delays, patents may expire early and provide only a short period of protection, if any, following the commercialization of products encompassed by our patents. We may have to participate in interference proceedings or inter parties review before the U.S. Patent and Trademark Office, which could result in a loss of the patent and/or substantial cost to us.

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

Although we do not currently have any products on the market, once we begin commercializing our drug candidates, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal and state governments of the jurisdictions in which we conduct our business. Healthcare providers, physicians and third-party payers play a primary role in the recommendation and prescription of any drug candidates for which we obtain marketing approval. Our future arrangements with third-party payers and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our therapeutic candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

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

•

federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment to Medicare, Medicaid, or other third-party payers that are false or fraudulent, or making a false statement or record material to payment of a false claim or avoiding, decreasing, or concealing an obligation to pay money owed to the federal government;

•

provisions of the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), which created new federal criminal statutes, referred to as the “HIPAA All-Payer Fraud Prohibition,” that prohibit knowingly and willfully executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;

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

•

provisions of HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information; and

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers, state transparency reporting and compliance laws; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and which may not have the same effect, thus complicating compliance efforts.

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

We are involved in legal proceedings where we or other third parties are enforcing or seeking intellectual property rights, invalidating or limiting patent rights that have already been allowed or issued, or otherwise asserting proprietary rights through one or more potential legal remedies. For example, we are currently involved in a German litigation proceeding whereby Bayer is seeking co-ownership rights in certain of our patent filings pending at the European Patent Office covering, among other things, PEGylated Factor VIII which we have exclusively licensed to Baxalta (a wholly-owned subsidiary of Shire plc). The subject matter of our patent filings in this proceeding relates to Bayer’s PEGylated recombinant Factor VIII compound, BAY 94-9027. We believe that Bayer’s claim to an ownership interest in these patent filings is without merit and are vigorously defending sole and exclusive ownership rights to this intellectual property. In addition, Bayer has filed claims in the U.S. against Baxalta and Nektar. In one U.S. proceeding, Bayer alleges ADYNOVATE® infringes a Bayer patent. In another U.S. proceeding, Bayer is seeking a declaratory judgement that BAY 94-9027 does not infringe specified Nektar patents or in the alternative that the specified patents are invalid. As part of its intellectual property litigation strategy relating to PEGylated Factor VIII products, Nektar has also filed claims against Bayer. We are also regularly involved in opposition proceedings at the European Patent Office where third parties seek to invalidate or limit the scope of our allowed European patent applications covering (among other things) our drugs and platform technologies. The cost to us in initiating or defending any litigation or other proceeding, even if resolved in our favor, could be substantial, and litigation would divert our management’s attention. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could delay our research and development efforts or result in financial implications either in terms of seeking license arrangements or payment of damages or royalties.

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

None, including no purchases of any class of our equity securities by us or any affiliate pursuant to any publicly announced repurchase plan in the three months ended September 30, 2018.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Except as so indicated in Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Documents

\
3.1(1)	Certificate of Incorporation of Inhale Therapeutic Systems (Delaware), Inc.

3.2(2)	Certificate of Amendment of the Amended Certificate of Incorporation of Inhale Therapeutic Systems, Inc.

3.3(3)	Certificate of Ownership and Merger of Nektar Therapeutics.

3.4(4)	Certificate of Ownership and Merger of Nektar Therapeutics AL, Corporation with and into Nektar Therapeutics.

3.5(5)	Amended and Restated Bylaws of Nektar Therapeutics.

31.1(6)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(6)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

101**

The following materials from Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibit 3.1 to Nektar Therapeutics’ Quarterly Report on Form 10-Q, for the quarter ended June 30, 1998.
(2)	Incorporated by reference to Exhibit 3.3 to Nektar Therapeutics’ Quarterly Report on Form 10-Q, for the quarter ended June 30, 2000.
(3)	Incorporated by reference to Exhibit 3.1 to Nektar Therapeutics’ Current Report on Form 8-K, filed with the SEC on January 23, 2003.
(4)	Incorporated by reference to Exhibit 3.3 to Nektar Therapeutics’ Annual Report on Form 10-K, for the year ended December 31, 2009.
(5)	Incorporated by reference to Exhibit 3.1 to Nektar Therapeutics’ Current Report on Form 8-K, filed with the SEC on April 15, 2014.
(6)	Filed herewith.
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
Date: November 7, 2018

By:	/s/ JILLIAN B. THOMSEN
Jillian B. Thomsen
Senior Vice President, Finance and Chief Accounting Officer
Date: November 7, 2018